Form 10-Q
period 1997-08-02
SIGNET GROUP PLC
filed 1997-09-15
CIK 832988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

                                    --------
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 2, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from .................... to ....................

                   Commission file number ....................

                                    --------

                                SIGNET GROUP PLC
             (Exact name of registrant as specified in its charter)


                                     ENGLAND
         (State or other jurisdiction of incorporation or organization)


                                  ZENITH HOUSE
                               THE HYDE, COLINDALE
                             LONDON NW9 6EW ENGLAND
                    (Address of principal executive offices)


                               (44) (181) 905-9000
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 2, 1997, the following shares of the registrant's classes of common stock were outstanding:

   Ordinary shares of 0.5p each                             1,674,641,586
   Class A dollar deferred shares of $0.01 each                12,320,739
   Class B dollar deferred shares of $1.00 each                     2,500

                                SIGNET GROUP PLC

                                      Index

                                                                                    Page
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Unaudited Condensed Consolidated Statements of Operations                2

            Condensed Consolidated Balance Sheets                                    3

            Unaudited Condensed Consolidated Statements of Cash Flows                4

            Unaudited Condensed Consolidated Statement of Changes in                 5
            Shareholders' Equity

            Notes to Unaudited Condensed Consolidated Financial Statements           6

Item 2.     Management's Discussion and Analysis of Financial Condition and          9
            Results of Operations

Item 3.     Quantitative and Qualitative Disclosure about Market Risk                *

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                        *

Item 2.     Changes in Securities                                                    14

Item 3.     Defaults upon Senior Securities                                          *

Item 4.     Submission of Matters to a Vote of Security Holders                      14

Item 5.     Other Information                                                        *

Item 6.     Exhibits and Reports on Form 8-K                                         14


*   Omitted because it is not applicable.

UNAUDITED CONDENSED CONSOLIDATED                                 US GAAP
STATEMENTS OF OPERATIONS
for the 26 weeks ended August 2, 1997 and August 3, 1996

                                                                 NOTES               26 WEEKS               26 weeks
                                                                               ENDED AUGUST 2         ended August 3
                                                                                         1997                   1996
                                                                                   (POUND)000             (pound)000

NET SALES                                                            3                371,232                369,615
Cost of sales                                                                       (240,388)              (239,154)
---------------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                          130,844                130,461
Selling, general and administrative expenses                                        (113,939)              (116,834)
Amortization of goodwill                                                              (6,043)                (6,306)
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                     3                 10,862                  7,321
Interest expense, net                                                                (10,791)               (15,923)
Costs of capital reorganization                                                       (6,971)                      -
---------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                              (6,900)                (8,602)
Income tax (expense)/credit                                                           (1,887)                    116
---------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                              (8,787)                (8,486)
---------------------------------------------------------------------------------------------------------------------

Loss per ordinary share - primary                                    4                 (3.2)P                 (8.8)p
                        - supplementary                              4                 (0.5)P                 (0.5)p
---------------------------------------------------------------------------------------------------------------------


    See notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS                                   US GAAP
as at August 2, 1997, August 3, 1996 and February 1, 1997

                                                                    AUGUST 2             August 3          February 1
                                                                        1997                 1996                1997
                                                                  (POUND)000           (pound)000          (pound)000
                                                                 (UNAUDITED)          (Unaudited)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                    39,293              133,477             163,033
         Short term development property investments                     900                  900                 900
         Trade accounts receivable net of allowance for               36,505               38,076              64,182
            doubtful accounts of (pound)14,644,000 (August
            1996:(pound)16,284,000, February 1997:
           (pound)15,037,000)
         Inventory                                                   309,614              327,094             326,953
         Prepaid expenses and other current assets                    19,093               28,840              17,788
         Deferred income taxes                                         6,786                6,832               7,366
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                 412,191              535,219             580,222

         Pension fund prepayment                                      19,117               13,903              17,058
         Deferred income taxes                                         3,223                2,972               3,159
         Property,  plant and equipment                              118,943              134,677            124 ,231
         Goodwill, net                                               379,414              409,063             391,026
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         932,888            1,095,834           1,115,696
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

         Short term borrowings                                        23,640              156,486             130,780
         Accounts  payable,  other current  liabilities              108,238              101,482             122,044
         and accrued expenses
         Income taxes payable                                         16,879                7,829              19,982
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                            148,757              265,797             272,806

         Long term debt                                              112,270              158,765             152,814
         Other liabilities                                            15,358               16,220              15,969
         Other provisions                                              5,342                6,786               7,070
         Deferred income taxes                                         1,301                    -                 327
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    283,028              447,568             448,986
----------------------------------------------------------------------------------------------------------------------
Cumulative redeemable preference shares                                    -               91,611              94,274

SHAREHOLDERS' EQUITY

         Share capital                                                73,189               29,371              29,371
         Additional paid in capital                                  168,221              147,491             147,491
         Cumulative translation adjustment                          (26,938)             (14,505)            (18,875)
         Special reserve                                             556,699              556,699             556,699
         Accumulated deficit                                       (121,311)            (162,401)           (142,250)
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                           649,860              556,655             572,436
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           932,888            1,095,834           1,115,696
======================================================================================================================


     See notes to the unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS               US GAAP
for the 26 weeks ended August 2, 1997, and August 3, 1996

                                                                                         26 WEEKS            26 weeks
                                                                                   ENDED AUGUST 2      ended August 3
                                                                                             1997                1996
                                                                                       (POUND)000          (pound)000
OPERATING ACTIVITIES

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  27,258              16,399
----------------------------------------------------------------------------------------------------------------------
NET CASHFLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                                       (9,714)             (6,664)
         Proceeds from sale of property, plant and equipment                                  981               3,294
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (8,733)             (3,370)
----------------------------------------------------------------------------------------------------------------------
NET CASHFLOWS FROM FINANCING ACTIVITIES

         Repayment of long term debt                                                     (38,927)               4,539
         Short term borrowings                                                          (101,703)            (22,659)
         Payments arising on disposal of ESOT shares                                            -            (13,883)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                   (140,630)            (32,003)
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                               (122,105)            (18,974)
Translation differences                                                                   (1,635)               (392)
Cash and cash equivalents at beginning of period                                          163,033             152,843
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 39,293             133,477
----------------------------------------------------------------------------------------------------------------------


     See notes to the unaudited condensed consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES                              US GAAP
IN SHAREHOLDERS' EQUITY
For the 26 weeks ended August 2, 1997
--------------------------------------------------------------------------------

                              Ordinary  Preference    Deferred   Additional    Cumulative     Special
                                 share       share       share      paid in   translation     reserve   Accumulated
                               capital     capital     capital      capital       reserve      (Note)       deficit        Total
                            (pound)000  (pound)000  (pound)000   (pound)000    (pound)000  (pound)000    (pound)000   (pound)000

Balance at February 1, 1997     29,306          65           -      147,491      (18,875)     556,699     (142,250)      572,436

Net loss                             -           -           -            -             -           -       (8,787)      (8,787)

Finance costs of cumulative
 redeemable preference shares        -           -           -            -             -           -       (2,560)      (2,560)

Cancellation of accrued
 dividends on cumulative
 redeemable preference shares        -           -           -            -             -           -        32,286       32,286

Conversion of cumulative
 redeemable preference shares    1,299           -      36,910       26,339             -           -             -       64,548

Conversion of non-redeemable
 preference shares               5,609        (65)          65      (5,609)             -           -             -            -

Conversion of ordinary shares (27,841)           -      27,841            -             -           -             -            -

Translation differences              -           -           -            -       (8,063)           -             -      (8,063)

---------------------------------------------------------------------------------------------------------------------------------
Balance at August 2, 1997        8,373           -      64,816      168,221      (26,938)     556,699     (121,311)      649,860
---------------------------------------------------------------------------------------------------------------------------------


Note: The special reserve was created following the approval of the High Court in London, England and is available under UK GAAP for the elimination of goodwill arising on consolidation of acquisitions. The special reserve is not available for distribution to shareholders.


     See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED STATEMENTS                           US GAAP
as at August 2, 1997


--------------------------------------------------------------------------------
1.       BASIS OF PREPARATION

         The Company is now obliged by the United States Securities Exchange Act of 1934, as amended ("the Exchange Act") to prepare financial statements in accordance with United States generally accepted accounting principles ("US GAAP") as the Company no longer qualifies as a "foreign private issuer" for the purposes of the Exchange Act.

         Accordingly, the unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


--------------------------------------------------------------------------------
2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements as of and for the periods ended August 3, 1996 and August 2, 1997 are unaudited; however, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not indicative of the results of the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 20-F for the year ended February 1, 1997 filed with the Securities and Exchange Commission (the "1997 Annual Report").


--------------------------------------------------------------------------------
3.       SEGMENTAL INFORMATION

                                                 26 WEEKS ENDED                 26 weeks ended
                                                 AUGUST 2, 1997                 August 3, 1996
                                              NET SALES     OPERATING         Net sales    Operating
                                                              INCOME/                        income/
                                                               (LOSS)                         (loss)
                                             (POUND)000    (POUND)000        (pound)000   (pound)000

           UK and Republic of Ireland           136,494       (1,217)           134,206      (3,531)

           US                                   234,738        12,079           235,409       10,852
                                            ---------------------------------------------------------
                                                371,232        10,862           369,615        7,321
                                            ---------------------------------------------------------

         Central and other costs of (pound)4,183,000 (1996 equivalent period:
         (pound)4,834,000) are incurred in the UK and have therefore been charged against the operating income of the UK and Republic of Ireland.


--------------------------------------------------------------------------------
4.       LOSS PER SHARE

         The calculation of primary loss per share has been based on the net loss for the period less additional finance costs of non-equity shares and the weighted average number of ordinary shares in issue:

NOTES TO THE UNAUDITED CONSOLIDATED STATEMENTS                           US GAAP
as at August 2, 1997


--------------------------------------------------------------------------------
4.       LOSS PER SHARE (CONTINUED)

                                                                               26 WEEKS              26 weeks
                                                                         ENDED AUGUST 2        ended August 3
                                                                                   1997                  1996
                                                                             (POUND)000            (pound)000

           Net loss                                                             (8,787)               (8,486)
           Additional finance costs of non-equity shares                        (3,840)              (17,313)
           ---------------------------------------------------------------------------------------------------
           Net loss attributable to ordinary shareholders                      (12,627)              (25,799)
           ---------------------------------------------------------------------------------------------------

           Weighted average number of ordinary shares in issue:                     NO.                   No.
                    - primary (000)                                             391,749               293,063
                    - supplementary (000)                                     1,674,642             1,674,642
           ---------------------------------------------------------------------------------------------------

         Supplementary loss per share is presented as there has been a significant change in capital structure. The supplementary loss per share is based on net loss for the period and assumes the new capital structure was in place for all periods (see Note 7).


--------------------------------------------------------------------------------
5.       INCOME TAX

         After adjusting income before taxes for non-deductible expenses, primarily amortization of goodwill of (pound)6,043,000 and capital reorganization costs of (pound)6,971,000, the tax charge represents 31% of the adjusted income before taxes.


--------------------------------------------------------------------------------
6.       NEW FACILITIES AGREEMENT

         On February 27, 1997, the Company announced that it had entered into a voluntary three year $360 million credit facility with a new syndicate of banks comprising a multi-currency term loan facility in an aggregate amount of $130 million and a multi-currency revolving facility in an aggregate amount of $230 million. The new facility bears interest at a margin of 1.25% above LIBOR.

         On March 3, 1997, the borrowings which were due for repayment on June 30, 1997 under the previous facilities agreement were repaid in full from drawings under the new syndicated facility agreement and from the Company's own resources.


--------------------------------------------------------------------------------
7.       CAPITAL REORGANIZATION

         At an Extraordinary General Meeting and separate class meetings held on June 26, 1997, shareholders approved proposals for a capital restructuring and capital reduction. The capital restructuring involved the conversion of the ordinary shares of 10p each and all classes of the Company's preference shares into new ordinary shares of 0.5p each and certain deferred shares. All accumulated arrears and accruals of dividends on the Company's preference shares were cancelled. The capital restructuring became effective on July 21, 1997 and dealings in the new ordinary shares on the London Stock Exchange and trading in new American Depositary Shares (representing new ordinary shares) on the US Nasdaq Stock Market commenced on that date.

NOTES TO THE UNAUDITED CONSOLIDATED STATEMENTS                           US GAAP
as at August 2, 1997

--------------------------------------------------------------------------------
7.       CAPITAL REORGANIZATION (CONTINUED)

         The holders of deferred shares are not entitled to receive any dividend or other distribution, nor are they entitled to receive notice of or to attend, speak or vote at any general meeting of the Company. Following the capital restructuring, the deferred shares were all transferred for no consideration to a person nominated by the Company and will subsequently be cancelled, redeemed or repurchased for effectively nil consideration.

         The capital reduction is intended to permit the payment of dividends out of future profits. The capital reduction has been approved by the High Court in London, England and is expected to become effective during September 1997.

         The costs of the capital reorganization totalling (pound)6,971,000 have been shown as a deduction in arriving at loss before income taxes in the consolidated statement of operations.

--------------------------------------------------------------------------------
8.       CONTINGENT LIABILITIES

         The Company is resisting claims from a former bondholder of Sterling Jewelers (formerly Kay Jewelers, Inc.) brought against Sterling Jewelers and certain former directors of Sterling Jewelers on behalf of itself and a purported class of bondholders of Sterling Jewelers in May 1991 arising out of the acquisition of Sterling Jewelers. The claims allege, among other things, that Sterling Jewelers failed to disclose material facts in the prospectus for the bonds regarding the rights of bondholders upon a change of control of Sterling Jewelers. The Company believes Sterling Jewelers has substantial defenses to these claims, which allege US$10 million in damages, and intends to defend the claims vigorously. The Company does not believe that the likely resolution of these claims will have a material adverse effect on its consolidated financial position or operating results.

         The Company and its subsidiaries are not party to any other legal proceedings considered to be material to the Company's consolidated financial position.

         The Company and its UK subsidiaries have assigned or sub-let UK property leases in the normal course of business. Should the assignees or sub-tenants fail to fulfil any obligations in respect of these leases, such companies may be liable for the defaults. The number of such claims arising to date has been small, and the liability, which is charged to the statement of operations as it arises, has not been material.

         The Company has given guarantees in respect of certain subsidiaries' borrowings at August 2, 1997 amounting to (pound)131,922,000 (February 1, 1997 (pound)228,335,000).


--------------------------------------------------------------------------------
9.       FINANCIAL INSTRUMENTS

         The Company has entered into various interest rate protection agreements, primarily interest rate swaps, in order to limit the impact of adverse movements in interest rates on its borrowings. Interest rate swaps fix the amounts payable by the Company for the period of the swaps. The Company does not hold or issue financial instruments for trading purposes. Changes in the fair value of the interest rate swaps are not recognized. These swaps will replace the interest rate caps previously utilized by the Company which expire in October 1997. These deferred start interest rate swaps, which will provide hedging from September 2, 1997 and mature on March 2, 1999 at a weighted average interest rate of 6.5%, are in the notional amount of $138 million. At August 2, 1997 no payments or receipts had been made in respect of these instruments.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Following the capital restructuring, which became effective on July 21, 1997, the Company, which is subject to the regulations of the Securities and Exchange Commission ("SEC") in the United States, is obliged to prepare shareholder information in accordance with generally accepted accounting principles in the US ("US GAAP") as well as in the UK ("UK GAAP"). The financial information contained in this Report on form 10-Q is prepared in accordance with US GAAP. The UK GAAP financial statements for the period covered by this Report are contained in exhibit 99.1 to this Report.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial review contained in the 1997 Annual Report.


SEASONALITY; GENERAL ECONOMIC CONDITIONS

The Company's business is highly seasonal with a significant portion of its sales and most of its operating income generated during its fourth quarter, which includes the Christmas season. The Company expects to continue to experience a seasonal fluctuation in its sales and earnings. Because a very significant percentage of the Company's total sales and earnings for a fiscal year results from operations in the fourth quarter, the Company has limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any fiscal year can thus be expected to have a material adverse effect on the Company's annual results of operations.

In addition, because a substantial portion of the Company's sales are made on credit, any significant deterioration in general economic conditions or consumer debt levels may inhibit consumers' use of credit and cause a material adverse effect on the Company's revenues and profitability. Furthermore, the Company expects that any downturn in general or local economic conditions in the market in which it operates would adversely affect its collection of outstanding credit accounts receivables and the Company's revenues and profitability. There are currently historically high levels of consumer debt in the US.

EFFECT OF CURRENCY FLUCTUATIONS

The Company publishes its consolidated financial statements in pounds sterling. The Company held approximately 68% of its total assets in US dollars at August 2, 1997 and generated approximately 63% of its net sales and all of its operating income in US dollars for the half year then ended. Thus, even though the Company's US operations make substantially all of their net sales and incur substantially all of their expenses in US dollars, in translating the results of its US operations the Company is subject to fluctuations in the exchange rate between the pound sterling and the US dollar. Accordingly, depreciation in the weighted average value of the US dollar against the pound sterling would decrease reported revenues and operating income, and appreciation in the weighted average value of the US dollar against the pound sterling would increase reported revenues and operating income.

As part of its long term strategy, the Company seeks to finance its US net assets with borrowings denominated in US dollars as a hedge against exchange rate fluctuations. Currently all of the Company's borrowings are denominated in US dollars. However, fluctuations in exchange rates between the pound sterling and the US dollar affect the amount of the Company's consolidated borrowings. One effect of this is to make compliance with the borrowing limitations in the Company's Articles of Association subject to such fluctuations. In the event that the borrowing limitations were exceeded, the Board would not have the authority to incur any additional borrowings.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIMITATION ON UTILIZATION OF US NET OPERATING LOSSES

As at August 2, 1997, the Company had (pound)60.1 million of net operating losses ("NOLs") for US federal income tax purposes. Subject to certain limitations under the US Internal Revenue Code, the Company is entitled to utilize these NOLs to reduce its future US federal taxable income. As a result of the changes in the Company's share ownership following the Capital Restructuring, the Company anticipates that its ability to utilize these NOLs will be restricted. As NOLs must be utilized within the 15 year period following the taxable period in which the loss was incurred, certain of these NOLs may expire unutilized. This limitation could increase the future US federal income taxes payable by the Company, possibly by a significant amount. The Company is unable to predict the impact that these limitations will have on the amount of future US federal income taxes to be paid by the Company as that will depend upon, among other things, the future US federal income of the Company's US operations, the remittance of these profits to the UK and Company indebtedness. The deferred income tax benefits of the NOLs have not been reflected in the Company's consolidated balance sheet as at August 2, 1997.

CURRENT TRADING

The Company generated a net loss before income taxes of (pound)6.9 million in the 26 weeks to August 2, 1997 an improvement of 20% over the same period last year, on turnover of (pound)371.2 million (1996 equivalent period : (pound)369.6 million). Results for the first half year have been encouraging, but the outcome for the year will be dependent on the all important Christmas trading period.

SUMMARY OF OPERATIONS (26 WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996)

The following table sets forth certain consolidated financial data as a percentage of net sales:

                                                                                   Percentage of net sales

                                                                           26 weeks ended       26 weeks ended
                                                                                 August 2             August 3
                                                                                     1997                 1996
                                                                                        %                    %

Net sales                                                                           100.0                100.0
Cost of sales                                                                      (64.8)               (64.7)
---------------------------------------------------------------------------------------------------------------
Gross margin                                                                         35.2                 35.3
Selling, general and administrative expenses                                       (30.7)               (31.6)
Amortization of goodwill                                                            (1.6)                (1.7)
---------------------------------------------------------------------------------------------------------------
Operating income                                                                      2.9                  2.0
Net interest expense                                                                (2.9)                (4.3)
Cost of re-organization                                                             (1.9)                    -
---------------------------------------------------------------------------------------------------------------
Loss before taxes                                                                   (1.9)                (2.3)
Income taxes                                                                        (0.5)                  0.0
---------------------------------------------------------------------------------------------------------------
Net loss                                                                            (2.4)                (2.3)
---------------------------------------------------------------------------------------------------------------


26 WEEKS ENDED AUGUST 2, 1997 COMPARED TO 26 WEEKS ENDED AUGUST 3, 1996

Net sales for the 26 weeks ended August 2, 1997 were (pound)371.2 million compared to (pound)369.6 million for the equivalent period in 1996 representing an increase of 0.4%. Comparable store sales growth was 6.6% for the 26 week period to August 2, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


US sales fell to (pound)234.7 million for the 26 weeks ended August 2, 1997 compared to (pound)235.4 million for the 26 weeks ended August 3, 1996 largely as a result of the depreciation in the weighted average value of the US dollar against the pound sterling. However, comparable store sales growth of 8.9% was achieved. The strong sales performance, which was ahead of the Company's main competition, reflected the benefits of more effective marketing and promotional programs during the period together with improvements made to merchandise arrangements and assortments.

In the UK, sales for the 26 week period ended August 2, 1997, rose by 1.7% to (pound)136.5 million compared to (pound)134.2 million for the equivalent period last year. UK sales were adversely affected by the temporary closure of certain
H. Samuel stores in connection with the H. Samuel modernization program. Comparable store sales growth for the period was 3.3%. H. Samuel, the Company's UK mass market jewelry chain (26% of Company sales) experienced a comparable store sales increase of 1.4% while Ernest Jones, the Company's UK premium jewelry chain (11% of Company sales) recorded comparable sales growth of 7.9%. The H. Samuel store modernization programme is proceeding according to plan with 51 stores modernized by the end of July and a further 119 stores planned to be modernized before the start of the Christmas trading period. Sales from the modernized stores accounted for only some 10% of H. Samuel's total sales in the period. Comparable store sales growth from the modernized stores was 6.8% as against 0.8% for the remainder of the H. Samuel chain. While the 6% differential is encouraging it should be treated with caution at this early stage of the program.

The Company's operating income in the 26 weeks ended August 2, 1997 was (pound)10.9 million compared to (pound)7.3 million for the comparable period last year.

US operating income for the 26 week period ended August 2, 1997 rose by 11.3% to (pound)12.1 million compared to (pound)10.9 million in the same period last year. Gross margin in the US showed a small decrease compared to the equivalent period in 1996, but tight control of selling, general and administrative costs was maintained and bad debt charges fell from 3.6% to 3.1% of total US sales although concerns remain about the general credit environment in the US.

In the UK, operating income before central costs for the 26 weeks ended August 2, 1997 was (pound)3.0 million compared to (pound)1.3 million for the equivalent period last year. The increase in operating income is due to improvements in gross margin and while cost increases were contained below the rate of inflation, operating profit for the period was reduced by an estimated (pound)1.2 million (1996 equivalent period : (pound) nil) due to the write off of certain residual fixtures and fittings and the temporary closure of H. Samuel stores being modernized.

Interest charges during the period declined by 32.2% to (pound)10.8 million (1996 equivalent period : (pound)15.9 million). The reduction reflects a lower level of average borrowings and lower interest charges from the new banking facility agreed on February 27, 1997. Capital reorganization costs totalled approximately (pound)7.0 million.

The tax charge of (pound)1.9 million for the period has been based on the anticipated effective taxation rate for the 52 weeks ending January 31, 1998. That rate reflects the utilization against US taxable profits of US tax loss carry-forwards. Credit for such tax losses is not carried in the balance sheet. As indicated above, there may be limitations on the future utilization of these Net Operating Losses as a result of the capital restructuring. The tax charge represents 31% of the adjusted income before taxes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company requires significant working capital to support its inventory requirements. The Company's working capital requirements fluctuate during the year as a result of the seasonal nature of its business and normally reach their highest levels in the late fall in preparation for the Christmas season.

The Company generated (pound)27.3 million of net cash from operating activities in the 26 weeks ended August 2, 1997 (1996 equivalent period : (pound)16.4m). Investing activities utilized (pound)8.7 million during the period (1996 equivalent period : (pound)3.4 million). Capital expenditure in the period was approximately (pound)3.1 million higher than last year due principally to the expansion of new concepts in the UK, new store openings and selected store refurbishments. Capital expenditures in the second half of 1997 are likely to exceed the (pound)8.5 million incurred in the same period last year.

The Company expended net cash on financing activities of (pound)140.6 million during the period (1996 equivalent period : (pound)32.0 million), principally in reducing its total borrowing obligations with no effect on net debt.

Net debt at August 2, 1997 was (pound)96.6 million (August 3, 1996 :
(pound)181.8m), a reduction of (pound)85.2 million. At constant exchange rates, the reduction was (pound)75.2 million. The reduction reflects the improved operating performance of the Group together with a lower proportion of credit sales in the US.

In October 1995 the Company completed the securitization of its US credit card receivables through the private placement of fixed-rate certificates bearing a weighted average interest rate of 7.26% with certain institutional investors representing interests in the US receivables portfolio held by a trust. The revolving period of the securitization ends on October 19, 2000. Principal payments on the outstanding investor certificates will be made monthly thereafter from the collections received on customer accounts held by the trust. The proceeds of this securitization aggregated approximately $191.5 million and were used to refinance the Company's previous securitization program and to permanently reduce borrowing facilities under the previous facilities agreement by approximately (pound)67 million.

On February 27, 1997, the Company announced that it had entered into a voluntary three year $360 million credit facility ("the Facility Agreement") with a new syndicate of banks comprising a multi-currency term loan facility in an aggregate amount of $130 million and a multi-currency revolving facility in an aggregate amount of $230 million. The new facility bears interest at a margin of 1.25% above LIBOR.

At August 2, 1997, the Facility Lenders held an aggregate of (pound)112.3 million ($183.0 million) of the Company's outstanding indebtedness which bore a weighted average interest rate of 7.3%. This indebtedness (which excludes the amount financed by the US receivable program) was in US dollar denominated facilities.

At August 2, 1997, 46% of the Company's floating rate US dollar borrowings were subject to interest rate caps with a weighted average interest rate of 6.0% or hedged by floating rate cash. The weighted average interest rate on these borrowings before the effect of such arrangements was 7.3%. It is the policy of the Company to enter into interest rate hedges on up to approximately 75% of its floating rate US dollar borrowings. Interest rates on the remaining floating rate debt were fixed until September 2, 1997 from which date deferred start interest rate swaps at a weighted average interest rate of 6.5% will provide replacement hedging. These interest rate swaps are in the notional amount of $138 million.

Through store portfolio management and the strategic actions adopted to restore the Company to profitability, management believes that approximately 193 UK property leases have been assigned by

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


the Company up to the end of July 1997 (and remain unexpired and occupied by assignees at that date) and approximately 48 additional stores were sublet at that date to a large number of assignees or sub-tenants. Should the assignees or sub-tenants fail to fulfil any obligations in respect of those leases or any other leases which have at any other time been assigned or sublet, the Company or one of its UK subsidiaries may be liable for those defaults. The number of claims arising to date has been small, and the liability has not been material.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this document are, or may be deemed to be forward looking statements within the meaning of Section 21E of the US Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward looking statements include: adverse trends in the general economy which may impact negatively on discretionary consumer spending, including unemployment levels, wages and salaries, business conditions, interest rates, consumer debt levels and availability of credit and levels of taxation; fluctuations in the price and availability of gold, diamonds and other precious and semi-precious stones; fluctuations in exchange rates between the pound sterling and the dollar which may affect reported revenues, operating income and the amount of the Company's consolidated borrowings and the cost of such borrowings; and the impact on the ability to pay dividends of the New Facilities Agreement.

PART II - OTHER INFORMATION

ITEM 2 -CHANGES IN SECURITIES

On August 12, 1997, the Company announced that it would be changing the number of its Ordinary Shares represented by each of its American Depositary Shares ("ADSs") with effect from September 4, 1997. From September 4, 1997, each ADS has represented 30 Ordinary Shares rather than three Ordinary Shares. A copy of the press release announcing the change in Signet's ratio is attached hereto as
Exhibit 99.2.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At an Extraordinary General Meeting and separate Class Meetings of Signet Group plc held on June 26, 1997, shareholders passed resolutions for a capital restructuring and capital reduction by significant majorities. The separate written consent of the holder of the Preference Shares 1997 to the capital reorganization of Signet (comprising the capital restructuring and the capital reduction) has also been obtained.

The detailed voting was as follows:

                                                                     Resolutions          % in favour

EXTRAORDINARY GENERAL MEETING                                  Capital restructuring          96.0
                                                               Capital reduction              96.0

ORDINARY SHARES CLASS MEETING                                  Capital restructuring          94.6
                                                               Capital reduction              94.6

6.875P CONVERTIBLE PREFERENCE SHARES CLASS MEETING             Capital restructuring          99.6
                                                               Capital reduction              99.5

US$ CONVERTIBLE PREFERENCE SHARES CLASS MEETING                Capital restructuring          99.3
                                                               Capital reduction              99.3

VTPS CLASS MEETING                                             Capital restructuring          98.4


No separate class approval by the holders of the VTPs was needed for the capital reduction.

The additional resolution at the Extraordinary General Meeting, to renew and extend the usual general authority for the allotment of shares and the disapplication of statutory pre-emption rights, was also passed, with 95.9% in favour.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       99.1 Signet Group plc Press Release issued on September 4, 1997 with respect to the results of operations for the six month period ended August 2, 1997 (including unaudited consolidated financial statements prepared in accordance with UK GAAP).

       99.2 Signet Group plc Press Release issued August 12, 1997 with respect to the change in the ADR ratio.


(b) Reports on form 8-K
    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned hereto duly authorised.




                                            SIGNET GROUP PLC

DATE   September 15, 1997                   BY: /s/Walker G Boyd
                                                ------------------------------
                                                Group Finance Director
                                                and duly authorized signatory

                                 EXHIBIT INDEX


 EXHIBIT NO.   DESCRIPTION
 -----------   -----------------------------------------------------------------

      27       Financial Data Schedule

    99.1 Signet Group plc Press Release issued on September 4, 1997 with respect to the results of operations for the six month period ended August 2, 1997 (including unaudited consolidated financial statements prepared in accordance with UK GAAP).

    99.2 Signet Group plc Press Release issued August 12, 1997 with respect to the change in the ADR ratio.