Form 10-Q
period 2010-05-01
SIGNET JEWELERS LTD
filed 2010-06-01
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 1, 2010 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-32349

Signet Jewelers Limited

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Clarendon House

2 Church Street

Hamilton HM11

Bermuda

(441) 296 5872

(Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Common Shares, $0.18 par value, 85,525,718 shares as of May 1, 2010

PART 1 FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Unaudited condensed consolidated income statements

	13 weeks ended May 1, 2010 $million	13 weeks ended May 2, 2009 $million	Notes
Sales	810.0	762.6	2
Cost of sales	(513.7)	(507.1)

Gross margin	296.3	255.5
Selling, general and administrative expenses	(238.5)	(232.8)
Other operating income, net	27.7	29.7

Operating income, net	85.5	52.4	2
Interest income	0.1	0.6
Interest expense	(8.8)	(11.6)

Income before income taxes	76.8	41.4
Income taxes	(24.8)	(15.1)

Net income	52.0	26.3

Earnings per share – basic	$0.61	$0.31	5
– diluted	$0.60	$0.31	5

All of the above relate to continuing activities attributable to equity shareholders.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated balance sheets

	May 1, 2010 (Unaudited) $million	May 2, 2009 (Unaudited) $million	January 30, 2010 (Audited) $million	Notes
Assets
Current assets:
Cash and cash equivalents	447.1	69.2	316.2
Accounts receivable, net	801.7	770.1	858.0
Other receivables	25.2	65.0	27.9
Other current assets	51.1	58.0	58.4
Deferred tax assets	0.7	—	2.2
Inventories	1,122.0	1,327.1	1,173.1	6

Total current assets	2,447.8	2,289.4	2,435.8

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $577.8 million, $575.8 million and $566.0 million, respectively	375.2	437.7	396.9
Other intangible assets, net	23.6	23.4	24.2
Other assets	12.0	9.7	12.6
Deferred tax assets	52.8	59.3	54.7

Total assets	2,911.4	2,819.5	2,924.2	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	47.2	79.4	44.1
Accounts payable	104.2	108.8	66.2
Accrued expenses and other current liabilities	233.9	256.9	272.1
Deferred revenue	115.9	113.5	120.1	7
Deferred tax liabilities	79.6	58.1	74.7
Income taxes payable	32.1	55.6	44.1

Total current liabilities	612.9	672.3	621.3

Non-current liabilities:
Long-term debt	229.1	280.0	280.0
Other liabilities	78.9	72.7	79.6
Deferred revenue	143.1	142.4	140.9	7
Retirement benefit obligation	1.8	12.6	4.8

Total liabilities	1,065.8	1,180.0	1,126.6

Commitments and contingencies (see note 10)

Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 million shares, 85.5 million shares issued and outstanding (May 2, 2009: 85.3 million shares issued and outstanding; January 30, 2010: 85.5 million shares issued and outstanding)	15.4	15.3	15.4
Additional paid-in capital	172.4	165.1	169.9
Other reserves	235.2	235.2	235.2
Treasury shares	—	(10.7)	(1.1)
Retained earnings	1,607.9	1,427.2	1,556.4
Accumulated other comprehensive loss	(185.3)	(192.6)	(178.2)

Total shareholders’ equity	1,845.6	1,639.5	1,797.6

Total liabilities and shareholders’ equity	2,911.4	2,819.5	2,924.2

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated statements of cash flows

	13 weeks ended May 1, 2010 $million	13 weeks ended May 2, 2009 $million
Cash flows from operating activities
Net income	52.0	26.3
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation of property, plant and equipment	22.4	24.2
Amortization of other intangible assets	2.0	1.4
Pension expense	(1.9)	—
Share-based compensation expense	2.3	0.7
Deferred taxation	6.3	(2.6)
Facility fees included in net income	2.3	3.4
Other non-cash movements	(0.7)	9.3
Loss on disposal of property, plant and equipment	—	0.4
Changes in operating assets and liabilities:
Decrease in accounts receivable	55.1	55.3
Decrease in other receivables	3.7	16.9
Decrease/(increase) in other current assets	10.0	(18.4)
Decrease in inventories	38.9	43.2
Increase in accounts payable	38.5	65.9
Decrease in accrued expenses and other liabilities	(33.6)	(20.6)
Decrease in deferred revenue	(1.8)	(7.0)
Decrease in income taxes payable	(11.1)	(0.4)
Effect of exchange rate changes on currency swaps	(0.2)	—

Net cash provided by operating activities	184.2	198.0

Investing activities
Purchase of property, plant and equipment	(4.7)	(7.3)
Purchase of other intangible assets	(1.6)	(1.1)

Net cash flows used in investing activities	(6.3)	(8.4)

Financing activities
Proceeds from issue of common shares	0.8	—
Facility fees paid	(1.0)	(8.4)
Proceeds from/(repayment of) short-term borrowings	3.1	(109.2)
Repayment of long-term debt	(50.9)	(100.0)

Net cash flows used in financing activities	(48.0)	(217.6)

Cash and cash equivalents at beginning of period	316.2	96.8
Increase/(decrease) in cash and cash equivalents	129.9	(28.0)
Effect of exchange rate changes on cash and cash equivalents	1.0	0.4

Cash and cash equivalents at end of period	447.1	69.2

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated statement of shareholders’ equity

	Common shares at par value $million	Additional paid-in capital $million	Other reserves $million	Treasury shares $million	Retained earnings $million	Accumulated other comprehensive loss $million	Total shareholders’ equity $million
Balance at January 30, 2010	15.4	169.9	235.2	(1.1)	1,556.4	(178.2)	1,797.6
Net income	—	—	—	—	52.0	—	52.0
Foreign currency translation adjustments	—	—	—	—	—	(11.2)	(11.2)
Changes in fair value of derivative instruments, net	—	—	—	—	—	3.5	3.5
Actuarial gain on pension plan, net	—	—	—	—	—	0.6	0.6
Share options exercised	—	0.2	—	1.1	(0.5)	—	0.8
Share-based compensation expense	—	2.3	—	—	—	—	2.3

Balance at May 1, 2010	15.4	172.4	235.2	—	1,607.9	(185.3)	1,845.6

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated statements of comprehensive income

	13 weeks ended May 1, 2010 $million	13 weeks ended May 2, 2009 $million
Net income	52.0	26.3
Foreign currency translation	(11.2)	4.0
Changes in fair value of derivative instruments	5.2	(2.3)
Actuarial gain	1.2	1.1
Prior service cost	(0.3)	(0.2)
Deferred tax on items recognized in equity	(2.0)	0.3

Comprehensive income	44.9	29.2

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Notes to the interim unaudited condensed consolidated financial statements

1. Principal accounting policies and basis of preparation

Basis of preparation

Signet Jewelers Limited (the “Company”) and its subsidiary undertakings (collectively, “Signet”) is a leading retailer of jewelry, watches and associated services. Signet manages its business as two geographical segments, being the United States of America (the “US”) and the United Kingdom (the “UK”). The US segment operates retail stores under brands including Kay Jewelers, Jared the Galleria of Jewelry and various regional brands while the UK segment’s retail stores operate under brands including H.Samuel and Ernest Jones.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2010.

These interim financial statements of the Group are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in complete consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly state the results of the interim periods. Subsequent events have been evaluated up to the date of issue of these interim financial statements.

Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of receivables, the valuation of inventory, depreciation and asset impairment, the valuation of employee benefits, income taxes and contingencies.

Seasonality

Signet’s business is highly seasonal with a very significant proportion of its sales and operating profit generated during its fourth quarter, which includes the Christmas season. Management expects such a seasonal fluctuation in sales and profit to continue. Therefore, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

New accounting pronouncements to be adopted in future periods

Revenue recognition – multi-deliverable arrangements

In October 2009, the FASB issued ASU 2009-13, which amends ASC 605-25 “Revenue Recognition – Multi-Deliverable Arrangements”. ASU 2009-13 requires arrangement consideration to be allocated to all deliverables at inception using a relative selling price method and establishes a selling price hierarchy for determining the selling price of a deliverable. The update also expands the disclosure requirements to include additional detail regarding the deliverables, method of calculation of selling price and the timing of revenue recognition. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this amendment is not expected to have a material impact on Signet.

2. Segmental information

The consolidated sales are derived from the retailing of jewelry, watches, other products and services. Signet is managed as two geographical operating segments, being the US and UK divisions. These segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. Both divisions are managed by executive committees, which report through a divisional Chief Executive to Signet’s Chief Executive who in turn reports to the Board. Each divisional executive committee is responsible for operating decisions within parameters set by the Board. The performance of each segment is regularly evaluated based on sales and operating income. The operating segments do not include certain central costs which is consistent with the treatment in Signet’s management accounts. There are no material transactions between the operating segments.

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

	13 weeks ended May 1, 2010 $million	13 weeks ended May 2, 2009 $million
Sales:
US	667.1	624.9
UK	142.9	137.7

Total sales	810.0	762.6

Operating income, net:
US	91.1	56.4
UK	(1.4)	(1.3)
Unallocated(1)	(4.2)	(2.7)

Total operating income, net	85.5	52.4

	May 1, 2010 $million	May 2, 2009 $million	January 30, 2010 $million
Total assets:
US	2,220.1	2,411.6	2,280.7
UK	342.8	377.3	383.6
Unallocated	348.5	30.6	259.9

Total assets	2,911.4	2,819.5	2,924.2

(1)	Unallocated principally relates to central costs.

3. Exchange rates

The exchange rates used in these interim financial statements for the translation of UK pound sterling transactions and balances into US dollars are as follows:

	May 1, 2010	May 2, 2009	January 30, 2010
Income statement (average rate)	1.53	1.45	1.59
Balance sheet (closing rate)	1.53	1.49	1.60

4. Taxation

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

As of January 30, 2010, Signet had approximately $14.9 million of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. There has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 13 weeks ended May 1, 2010.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 30, 2010 Signet had accrued interest of $2.2 million and there has been no material change in the amount of accrued interest as of May 1, 2010.

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of January 30, 2010, due to settlement of the uncertain tax positions with the tax authorities.

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

5. Earnings per share

	13 weeks ended May 1, 2010	13 weeks ended May 2, 2009
Net income ($million)	52.0	26.3

Basic weighted average number of shares in issue (million)	85.5	85.2
Dilutive effect of share options (million)	0.7	0.2

Diluted weighted average number of shares in issue (million)	86.2	85.4

Earnings per share – basic	$0.61	$0.31
Earnings per share – diluted	$0.60	$0.31

The basic weighted average number of shares excludes shares held by the Employee Stock Ownership Trust as such shares are not considered outstanding and do not qualify for dividends. The effect of this is to reduce the average number of shares in the 13 week period ended May 1, 2010 by 19,175 shares (13 week period ended May 2, 2009: 81,951 shares). The calculation of fully diluted earnings per share for the 13 week period ended May 1, 2010 excludes options to purchase 985,817 shares (13 week period ended May 2, 2009: 3,162,191 share options) on the basis that their effect on earnings per share was anti-dilutive.

6. Inventories

	May 1, 2010 $million	May 2, 2009 $million	January 30, 2010 $million
Raw materials	4.7	10.8	9.5
Finished goods	1,117.3	1,316.3	1,163.6

Total inventory	1,122.0	1,327.1	1,173.1

7. Deferred revenue

	May 1, 2010 $million	May 2, 2009 $million	January 30, 2010 $million
Warranty deferred revenue	247.4	243.8	243.6
Other	11.6	12.1	17.4

Total deferred revenue	259.0	255.9	261.0

Disclosed as:
Current liabilities	115.9	113.5	120.1
Non-current liabilities	143.1	142.4	140.9

Total deferred revenue	259.0	255.9	261.0

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

	13 weeks ended May 1, 2010 $million	13 weeks ended May 2, 2009 $million
Warranty deferred revenue, beginning of period	243.6	243.1
Warranties sold	44.8	40.2
Revenues recognized	(41.0)	(39.5)

Warranty deferred revenue, end of period	247.4	243.8

8. Derivative instruments and hedging activities

Signet is exposed to foreign currency exchange risk arising from various currency exposures. Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as at May 1, 2010 was $31.5 million (May 2, 2009: $43.6 million; January 30, 2010: $37.2 million). These contracts have been designated as cash flow hedges and will be settled over the next 14 months (May 2, 2009: 15 months; January 30, 2010: 17 months).

Signet enters into forward purchase contracts, and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as at May 1, 2010 was $74.8 million (May 2, 2009: $88.9 million; January 30, 2010: $100.0 million). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (May 2, 2009: 9 months; January 30, 2010: 12 months).

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

Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to ensure Signet is not exposed to foreign currency exchange risk in its cash and borrowings.

The bank counterparties to the foreign exchange forward contracts expose the Company to credit-related losses in the event of their nonperformance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of May 1, 2010 credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
	Balance sheet location	May 1, 2010 Fair value $million	May 2, 2009 Fair value $million	January 30, 2010 Fair value $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	1.6	8.0	0.6
Commodity contracts	Other current assets	6.6	5.4	2.4

		8.2	13.4	3.0

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	—	—

		—	—	—

Total derivative assets		8.2	13.4	3.0

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

	Derivative assets
	Balance sheet location	May 1, 2010 Fair value $million	May 2, 2009 Fair value $million	January 30, 2010 Fair value $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	(0.1)	(0.4)
Commodity contracts	Other current liabilities	—	(1.5)	(1.6)

		—	(1.6)	(2.0)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—	—

		—	—	—

Total derivative liabilities		—	(1.6)	(2.0)

The following tables summarize the effect of derivative instruments on the unaudited condensed consolidated income statements:

	Amount of gain/(loss) recognized in OCI on derivatives (Effective portion)		Location of gain /(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended May 1, 2010 $million	13 weeks ended May 2, 2009 $million		13 weeks ended May 1, 2010 $million	13 weeks ended May 2, 2009 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	1.8	0.6	Cost of sales	1.4	0.1
Commodity contracts	8.1	(4.2)	Cost of sales	3.3	(1.4)

Total	9.9	(3.6)		4.7	(1.3)

The ineffective portion of hedging instruments taken to other operating income, net was $nil in the current and comparative periods.

There was no gain or loss recognized on derivatives not designated as hedging instruments to be reported within other operating income in the income statement in the current and comparative periods.

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

Level 1 - quoted market prices in active markets for identical assets and liabilities

Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 - unobservable inputs that are not corroborated by market data

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	May 1, 2010 $million		May 2, 2009 $million		January 30, 2010 $million
	Carrying Value	Significant other observable inputs (Level 2)	Carrying Value	Significant other observable inputs (Level 2)	Carrying Value	Significant other observable inputs (Level 2)
Assets:
Forward foreign currency contracts and swaps	1.6	1.6	8.0	8.0	0.6	0.6
Forward commodity contracts	6.6	6.6	5.4	5.4	2.4	2.4
Liabilities:
Borrowings	(276.3)	(307.6)	(359.4)	(354.1)	(324.1)	(371.3)
Forward foreign currency contracts and swaps	—	—	(0.1)	(0.1)	(0.4)	(0.4)
Forward commodity contracts	—	—	(1.5)	(1.5)	(1.6)	(1.6)

The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, current foreign currency forward rates or current commodity forward rates. These are held as assets and liabilities within other receivables and other payables, and all contracts have a maturity of less than eighteen months. Signet’s long-term debt consists of $229.1 million of fixed rate investor certificate notes (“Private Placement Notes”) under a Note Purchase Agreement. The fair value of this debt is determined by discounting to present value the known future coupon and final Note redemption amounts at market yields as of the balance sheet date. The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short term maturity of these amounts.

9. Pensions

Signet operates a defined benefit pension scheme in the UK (the “Group Scheme”). The components of net periodic pension cost were as follows:

	13 weeks ended May 1, 2010 $million	13 weeks ended May 2, 2009 $million	Fiscal 2010 $million
Components of net periodic benefit cost:
Service cost	1.3	1.0	4.3
Interest cost	2.5	2.4	10.7
Expected return on Group Scheme assets	(3.0)	(2.6)	(11.2)
Amortization of unrecognized prior service cost	(0.3)	(0.2)	(1.0)
Amortization of unrecognized actuarial loss	1.2	1.1	4.7

Net periodic benefit cost	1.7	1.7	7.5

Signet expects to contribute a minimum of $15.2 million to the Group Scheme in fiscal 2011.

10. Commitments and contingencies

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

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

11. Share-based compensation expense

Signet recorded net share-based compensation expense of $2.3 million and $0.7 million for the 13 weeks ended May 1, 2010 and May 2, 2009. This is after charging $0.1 million (13 weeks ended May 2, 2009: $nil) that relates to the change in fair value during the period of certain awards that have an inflation condition and are accounted for as liability awards.

12. Long-term debt

In accordance with its borrowing agreements, Signet made a prepayment to its private placement note holders on March 9, 2010 of $50.9 million. Following this prepayment there were $229.1 million of private placement notes outstanding. A change was agreed with Signet’s Revolving Credit Facility banking group that the facility would be reduced to $300 million from $370 million on March 19, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, our results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business and financial market risks.

For a discussion of these and other risks and uncertainties which could cause actual results to differ materially, see the “Risk Factors” section of Signet’s fiscal 2010 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2010. Actual results may differ materially from those anticipated in such forward-looking statements. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

Our business

Signet is the world’s largest specialty retail jeweler by sales, with stores in the US, UK, Republic of Ireland and Channel Islands. Signet manages its business as two geographical segments, being the UK and the US.

In the US, Signet operated 1,354 stores in 50 states at May 1, 2010. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”).

In the UK, the stores trade as “H.Samuel,” “Ernest Jones” and “Leslie Davis,” and are situated in prime “High Street” locations (main shopping thoroughfares with high pedestrian traffic) or major shopping malls. The UK division operated 550 stores at May 1, 2010, including 14 stores in the Republic of Ireland and 3 in the Channel Islands.

Overview

First quarter fiscal 2011 highlights(1)

•	Same store sales: up 5.8%

•	Total sales: $810.0 million, up 6.2% and 5.2% at constant exchange rates(2)

•	Income before income taxes: $76.8 million, up 85.5%

•	Basic and diluted earnings per share: $0.61 and $0.60, up 96.8% and 93.5%

•	Free cash flow now expected to be towards the top end of the anticipated $150 million to $200 million range for fiscal 2011(2)

(1)	Fiscal 2010 is the year ended January 30, 2010 and fiscal 2011 is the year ending January 29, 2011.
(2)	Non-GAAP measure, see below.

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Form 10-Q as well as the financial and other information included in Signet’s fiscal 2010 Annual Report on Form 10-K.

Non-GAAP measures

A number of non-GAAP measures are used by management to analyze and manage the performance of the business, and the required disclosures for these non-GAAP measures are given below. Management does not, nor does it suggest investors should consider such non-GAAP measures in isolation from, or in substitute for, information prepared in accordance with GAAP.

Exchange translation impact

In particular, Signet has historically used constant exchange rates to compare period-to-period changes in certain financial data. Management considers this a useful measure for analyzing and explaining changes and trends in Signet’s results. The impact of the re-calculation of sales; cost of sales; gross margin; selling, general and administrative expenses; operating income; income before taxes; net income and earnings per share at constant exchange rates, including a reconciliation to Signet’s GAAP results, is analyzed below.

	13 weeks ended May 1, 2010 $million	13 weeks ended May 2, 2009 $million	Change as reported %	Impact of exchange rate movement $million	At constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non-GAAP) %
US sales	667.1	624.9	6.8%	—	624.9	6.8%
UK sales	142.9	137.7	3.8%	7.6	145.3	(1.7)%

Sales	810.0	762.6	6.2%	7.6	770.2	5.2%
Cost of sales	(513.7)	(507.1)	1.3%	(5.5)	(512.6)	0.2%

Gross margin	296.3	255.5	16.0%	2.1	257.6	15.0%
Selling, general and administrative expenses	(238.5)	(232.8)	2.4%	(2.3)	(235.1)	1.4%
Other operating income, net	27.7	29.7	(6.7)%	—	29.7	(6.7)%

Operating income, net	85.5	52.4	63.2%	(0.2)	52.2	63.8%
Interest income	0.1	0.6	(83.3)%	—	0.6	(83.3)%
Interest expense	(8.8)	(11.6)	(24.1)%	—	(11.6)	(24.1)%

Income before income taxes	76.8	41.4	85.5%	(0.2)	41.2	86.4%
Income taxes	(24.8)	(15.1)	64.2%	0.1	(15.0)	65.3%

Net income	52.0	26.3	97.7%	(0.1)	26.2	98.5%

Earnings per share—basic	$0.61	$0.31	96.8%	—	$0.31	96.8%
Earnings per share—diluted	$0.60	$0.31	93.5%	—	$0.31	93.5%

	13 weeks ended May 1, 2010 $million	13 weeks ended May 2, 2009 $million	Change as reported %	Impact of exchange rate movement $million	At constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non-GAAP) %
Operating income/(loss), net
US	91.1	56.4	61.5%	—	56.4	61.5%
UK	(1.4)	(1.3)	7.7%	(0.1)	(1.4)	—
Unallocated	(4.2)	(2.7)	55.6%	(0.1)	(2.8)	50.0%

Operating income, net	85.5	52.4	63.2%	(0.2)	52.2	63.8%

Net income adjusted for non-cash items

Net income adjusted for non-cash items shows the amount of net cash flow generated from Signet’s operating activities before changes in operating assets and liabilities. It is a useful measure to summarize the cash generated from activities reported in the income statement.

Net cash or net debt

Net cash or net debt is the total of loans and overdrafts, long term debt and cash and cash equivalents, and it is helpful in providing a measure of indebtedness of the business.

	May 1, 2010 $million	May 2, 2009 $million	January 30, 2010 $million
Long-term debt	(229.1)	(280.0)	(280.0)
Loans and overdrafts	(47.2)	(79.4)	(44.1)

	(276.3)	(359.4)	(324.1)
Cash and cash equivalents	447.1	69.2	316.2

Net cash/(net debt)	170.8	(290.2)	(7.9)

Free cash flow

Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less net cash flows used in investing activities. Management considers that it is helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow does not represent the residual cash flow available for discretionary expenditure.

	13 weeks ended May 1, 2010 $million	13 weeks ended May 2, 2009 $million
Net cash provided by operating activities	184.2	198.0
Net cash flows used in investing activities	(6.3)	(8.4)

Free cash flow	177.9	189.6

RESULTS OF OPERATIONS

Quarterly performance

During the first quarter Signet made good progress towards achieving its financial objectives for fiscal 2011. These are:

•	$150 million to $200 million positive free cash flow;

•	Capital expenditure of about $80 million;

•	Controllable costs(1) to be little changed from fiscal 2010 at constant exchange rates.

(1)	Controllable costs exclude net bad debt charge, expense movements resulting from sales variance to plan, the impact of amendments to the Truth In Lending Act and the US vacation entitlement policy change in fiscal 2010.

Certain operating data as a percentage of sales were as follows:

	First quarter
	Fiscal 2011%	Fiscal 2010%
Net sales	100.0	100.0
Cost of sales	(63.4)	(66.5)

Gross profit	36.6	33.5
Selling, general and administrative expenses	(29.4)	(30.5)
Other operating income	3.4	3.9

Operating income, net	10.6	6.9
Net financing costs	(1.1)	(1.5)

Income before income taxes	9.5	5.4
Income taxes	(3.1)	(2.0)

Net income	6.4	3.4

Sales

Same store sales were up 5.8%, an encouraging start to fiscal 2011. Total sales rose by 6.2% to $810.0 million (13 weeks to May 2, 2009: $762.6 million), reflecting an underlying increase of 5.2% at constant exchange rates; non-GAAP measure see page 13. The breakdown of the performance was as follows:

	US	UK	Signet
Sales, million	$667.1	$142.9	$810.0
% of total	82.4%	17.6%	100.0%

Change in sales	US %	UK %	Signet %
Same store sales	7.2	(0.2)	5.8
Change in net store space	(0.4)	(1.5)	(0.6)

Change at constant exchange rates	6.8	(1.7)	5.2
Exchange translation(1)	—	5.5	1.0

Total sales growth as reported	6.8	3.8	6.2

(1)	The average pound sterling to US dollar exchange rate was £1/$1.53 (13 weeks to May 2, 2009: £1/$1.45).

US sales

The US division’s sales were up by 6.8% to $667.1 million (13 weeks to May 2, 2009: $624.9 million), see table below for analysis.

				Change from previous year
First quarter fiscal 2011	Sales	Average unit selling price		Total sales	Same store sales	Average unit selling price
Kay	$386.8m	$322		4.0%	4.2%	6.0%
Regional brands	$76.9m	$339		(6.4)%	2.7%	(1.4)%
Jared	$203.4m	$741	(1)	19.0%	15.8%	2.9	%(1)

US	$667.1m	$380	(1)	6.8%	7.2%	5.1	%(1)

(1)	Excludes the charm bracelet category.

While the wider economic environment in the US remains challenging, the division continued to benefit from both its sustainable competitive advantages, as many competitors are financially constrained, and the accelerated level of capacity reduction within the sector in recent years. Kay achieved a further increase in same store sales. Jared’s sales increase reflected a continued recovery in expenditure among households with above average incomes, and the impact of merchandising initiatives. Set out above is the sales performance by format. In the US division average selling price rose by 5.1%, excluding the charm bracelet category in Jared, as a result of changes in mix and selective price increases.

UK sales

UK division’s sales were up by 3.8% to $142.9 million (13 weeks to May 2, 2009: $137.7 million). Same store sales were down 0.2%, see table below for analysis.

				Change from previous year
First quarter fiscal 2011	Sales	Average unit selling price(1)		Total sales	Sales at constant exchange rates(2)	Same store sales	Average unit selling price
H.Samuel	$74.5m	£54		2.2%	(3.1)%	(2.1)%	5.9%
Ernest Jones	$68.4m	£253	(3)	7.0%	1.4%	1.8%	11.6	%(3)

UK	$142.9m	£89	(3)	3.8%	(1.7)%	(0.2)%	11.3	%(3)

(1)	The average unit selling price for H.Samuel was $82, for Ernest Jones was $387(3) and for the UK division was $136(3) .
(2)	Non-GAAP measure, see page 13.
(3)	Excludes the charm bracelet category.

The general economic environment during the quarter in the UK was more challenging than in the US, with uncertainty related to the general election having a detrimental impact on consumer confidence. H.Samuel’s same store sales were lower than the comparable quarter in fiscal 2010, while those of Ernest Jones were better. The charm bracelet category again performed well.

In the first quarter of fiscal 2011, the average unit selling price in the UK division rose by 11.3%, excluding the charm bracelet category in Ernest Jones. This reflected higher prices and merchandise mix changes.

Change in gross and operating margin

	US %	UK %	Signet %
Q1 fiscal 2010 operating margin	9.0	(0.9)	6.9	(1)

Gross merchandise margin movement	0.9	(1.0)	0.5
Net bad debt movement	1.2	—	1.0
Leverage, primarily of store occupancy costs	1.7	0.5	1.6

Gross margin	3.8	(0.5)	3.1
Selling, general & administrative expenses	1.4	0.2	1.0
Other operating income	(0.5)	0.2	(0.4)

Q1 fiscal 2011 operating margin	13.7	(1.0)	10.6	(1)

(1)	Includes unallocated costs, principally central costs.

Gross margin

Gross margin was $296.3 million (13 weeks to May 2, 2009: $255.5 million), up by 16.0% and by 15.0% at constant exchange rates; non-GAAP measure, see page 13. Gross margin rate increased by 310 basis points, the factors influencing the change are set out in the table above.

US gross merchandise margin was up 90 basis points, benefitting from price increases implemented during the quarter, lower average diamond inventory costs and favorable changes in the sales mix, offsetting a higher cost of gold. As a result of higher than anticipated diamond and gold costs, it is now expected that the US division’s gross merchandise margin for fiscal 2011 will be broadly similar to the level of fiscal 2010, however this remains subject to future movements in commodity costs.

Credit participation was little changed at 51.6% (13 weeks to May 2, 2009: 51.2%). The net bad debt to total sales ratio was down by 120 basis points over the comparable period in fiscal 2010, with an underlying improvement in performance being evident.

In the UK division, gross merchandise margin declined by 100 basis points, with an increase in the cost of gold, a higher value added tax rate and the impact of the weak pound sterling to US dollar exchange rate being partly offset by price changes. It continues to be anticipated that the UK division’s gross merchandise margin for fiscal 2011 will be somewhat lower than that of fiscal 2010, subject to future movements in commodity costs, exchange rates, and the value added tax rate, all potentially mitigated by possible price increases.

Selling, general and administrative expenses

Selling, general and administrative expenses benefited from a further small decrease in controllable costs. US costs continued to be tightly managed and controllable expenses were slightly below last year, with a small benefit from the fiscal 2010 cost saving program continuing into the first quarter of fiscal 2011. The additional impact of the cost saving program in the balance of fiscal 2011 is expected to be minimal. In sterling terms, UK controllable costs were slightly lower.

Other operating income

Other operating income decreased by 6.7% to $27.7 million (13 weeks to May 2, 2009: $29.7 million) as a result of the comparable prior year figure including a gain on foreign exchange of $0.9 million and some of the unfavorable impact of the amendments to the Truth In Lending Act.

Operating income

Operating income increased by 63.2% to $85.5 million (13 weeks to May 2, 2009: $52.4 million which included a $4.0 million non-recurring, favorable impact from a change in US vacation entitlement policy), up 63.8% at constant exchange rates; non-GAAP measure, see page 13. Operating margin was 10.6% (13 weeks to May 2, 2009: 6.9%), the factors influencing the change in operating margin are set out in the table on page 16.

US operating income increased by 61.5% to $91.1 million (13 weeks to May 2, 2009: $56.4 million, which included a $4.0 million non-recurring, favorable impact from the change in vacation entitlement policy). The operating margin was 13.7% (13 weeks to May 2, 2009: 9.0%), see table on page 16 for an analysis of the movement in operating margin.

In the UK division there was an operating loss of $1.4 million (13 weeks to May 2, 2009: $1.3 million loss), see table on page 16 for an analysis of the movement in operating margin.

Unallocated costs, principally central costs, were $4.2 million (13 weeks to May 2, 2009: $2.7 million), reflecting the impact of the change in the average exchange translation rate and a gain on foreign exchange in the comparable prior year period.

Interest income and expense

Interest income was $0.1 million (13 weeks to May 2, 2009: $0.6 million). Interest expense of $8.8 million (13 weeks to May 2, 2009: $11.6 million) benefitted from the repayment of debt and lower fees.

Income before income taxes

Income before income tax rose by 85.5% to $76.8 million (13 weeks to May 2, 2009: $41.4 million).

Provision for income taxes

The charge to income taxes in the first quarter was $24.8 million (13 weeks to May 2, 2009: $15.1 million), an effective tax rate of 32.3% (13 weeks to May 2, 2009: 36.5%), which is the anticipated rate for fiscal 2011 and similar to the annual rate for fiscal 2010.

Earnings per share

Basic and diluted earnings per share increased by 96.8% and 93.5% to $0.61 and $0.60 respectively (13 weeks to May 2, 2009: basic and diluted $0.31).

LIQUITY AND CAPITAL RESOURCES

Set out below is a summary of Signet’s cash flows for the first quarters of fiscal 2011 and fiscal 2010:

	First quarter
	Fiscal 2011	Fiscal 2010
	$million	$million
Net income	52.0	26.3
Adjustments to reconcile net income to net cash provided by operations	32.7	36.8

Net income adjusted for non-cash items(1)	84.7	63.1
Changes in operating assets and liabilities	99.5	134.9

Net cash provided by operating activities	184.2	198.0
Net cash flows used in investing activities	(6.3)	(8.4)

Free cash flow(1)	177.9	189.6
Facility fees	(1.0)	(8.4)
Net change in Common Shares(2)	0.8	—

	177.7	181.2
(Repayment)/proceeds of debt during period(3)	(47.8)	(209.2)

Increase/(decrease) in cash and cash equivalents	129.9	(28.0)

(1)	Non-GAAP measure; see page 14.
(2)	Proceeds from issuance of Common Shares less purchase of treasury shares.
(3)	Proceeds from short term borrowings less repayments of long term debt.

	First quarter
	Fiscal 2011	Fiscal 2010
	$million	$million
Reconciliation of changes in net debt(1)
Repayment/(proceeds) of debt during period(2)	47.8	209.2
Increase/(decrease) in cash and cash equivalents	129.9	(28.0)

Change in net debt during the period	177.7	181.2
Net debt at start of period	(7.9)	(470.7)

Net cash/(net debt) at end of period before effect of exchange rate changes	169.8	(289.5)
Effect of exchange rate changes on cash & cash equivalents	1.0	0.4
Effect of exchange rate changes on debt	—	(1.1)

Net cash/(net debt)(1)	170.8	(290.2)

(1)	Non-GAAP measure; see page 14.
(2)	Proceeds from short term borrowings less repayments of long term debt.

Operating activities

Net income adjusted for non-cash items increased by $21.6 million to $84.7 million (13 weeks to May 2, 2009: $63.1 million); non-GAAP measure; see page 14. Changes in operating assets and liabilities generated cash flows of $99.5 million (13 weeks to May 2, 2009: $134.9 million). Inventories decreased by $38.9 million (13 weeks to May 2, 2009: $43.2 million decrease) as a result of a better than expected sales performance, store closures and timing differences that are expected to reverse in subsequent quarters. Accounts receivable decreased by $55.1 million (13 weeks to May 2, 2009: $55.3 million decline), reflecting a higher opening level of receivables and an improvement in collection rate offset by higher sales in the first quarter of fiscal 2011.

Investing activities

Net cash flow used in investing activities was $6.3 million (13 weeks to May 2, 2009: $8.4 million), the US division was $5.3 million (13 weeks to May 2, 2009: $7.0 million and the UK division was $1.0 million (13 weeks to May 2, 2009: $1.4 million). Capital expenditure for fiscal 2011 continues to be planned to be about $80 million, a level broadly consistent with maintenance capital expenditure. Changes in operating assets and liabilities, and investing activities, due to new US space were $2.2 million and $1.1 million respectively.

Free cash flow

Positive free cash flow was $177.9 million in the 13 weeks to May 1, 2010 (13 weeks to May 2, 2009: $189.6 million); non-GAAP measure, see page 14. At May 1, 2010, Signet was in compliance with all debt covenants.

For fiscal 2011, positive free cash flow is now expected to be towards the top end of the anticipated $150 million to $200 million range, subject to general economic conditions.

Financing activities

In the 13 weeks to May 1, 2010, a sum of $0.8 million (13 weeks to May 2, 2009: nil) was received for the issuance of Common Shares pursuant to Signet’s equity compensation programs.

Movement in cash and indebtedness

Debt at May 1, 2010 was $276.3 million (May 2, 2009: $359.4 million), with cash and cash equivalents of $447.1 million (May 2, 2009: $69.2 million). Net cash at May 1, 2010 was $170.8 million (May 2, 2009: $290.2 million net debt); non-GAAP measure, see page 14. During the first quarter of fiscal 2011, there was a prepayment at par of $50.9 million of the private placement notes. In addition, a change was agreed with Signet’s revolving credit facility banking group that the facility be reduced to $300 million from $370 million. The facility was undrawn at May 1, 2010 (May 2, 2009: $40.0 million).

Fiscal 2011 Outlook

While some of the amendments to the Truth In Lending Act were implemented on February 22, 2010, their full impact on fiscal 2011 remains uncertain and continues to have an expected net direct adverse impact on operating income in the $15 million to $20 million range for the year.

Stores opened and closed in the quarter, together with planned changes for the balance of fiscal 2011 are set out below.

	Kay mall	Kay Off-mall	Regionals	Jared(1)	Total	Annual net space change
January 30, 2010	794	129	260	178	1,361	(1)%
Opened	—	—	—	1	1
Closed	(4)	(2)	(2)	—	(8)

May 1, 2010	790	127	258	179	1,354
Openings, planned	5	2	—	1	8
Closures, forecast	(7)	(2)	(34)	—	(43)

January 29, 2011	788	127	224	180	1,319	(2)%

(1)	A Jared store is equivalent in size to just over four mall stores.

	H.Samuel	Ernest Jones(1)	Total
January 30, 2010	347	205	552
Opened	—	—	—
Closed	(1)	(1)	(2)

May 1, 2010	346	204	550
Openings, planned	—	—	—
Closures, forecast	(8)	(5)	(13)

January 29, 2011	338	199	537

(1)	Includes stores trading as Leslie Davis.

OBLIGATIONS AND COMMITMENTS

The Company’s contractual cash obligations and commercial commitments at May 1, 2010 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed materially since January 30, 2010.

SEASONALITY

Signet’s business is highly seasonal with a very significant proportion of its sales and operating profit generated during its fourth quarter, which includes the Christmas season. Management expects such a seasonal fluctuation in sales and profit to continue. Therefore, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a multinational organization. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no material changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from fluctuations in foreign currency exchange rates, interest rates and precious metal prices, which could affect its consolidated financial position, earnings and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes.

As certain of the UK division’s purchases are denominated in US dollars and its net cash flows are in sterling, the Company’s policy is to enter into foreign currency forward exchange contracts and foreign currency swaps to manage the exposure to the US dollar. The Company also hedges a significant portion of forecasted merchandise purchases using commodity forward contracts. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties.

The interest rates earned on cash and cash equivalents will fluctuate in line with short-term interest rates.

The Company’s market risk profile as of May 1, 2010 has not materially changed since January 30, 2010. The market risk profile as of January 30, 2010 is disclosed in Signet’s fiscal 2010 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 1, 2010.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 10 of the Financial Statements set forth in Part I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s fiscal 2010 Annual Report on Form 10-K.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1	Employment Agreement, dated April 12, 2010, between Sterling Jewelers, Inc. and Ronald W. Ristau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 15, 2010).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

	By:	/s/ Walker Boyd
June 1, 2010		Walker Boyd Group Finance Director (Principal Financial Officer)