Form 10-Q
period 2010-07-31
SIGNET JEWELERS LTD
filed 2010-08-27
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 31, 2010 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.18 par value, 85,681,911 shares as of July 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited condensed consolidated income statements

	13 weeks ended		26 weeks ended
	July 31, 2010 $million	August 1, 2009 $million	July 31, 2010 $million	August 1, 2009 $million	Notes
Sales	722.8	710.8	1,532.8	1,473.4	2
Cost of sales	(483.0)	(489.3)	(996.7)	(996.4)

Gross margin	239.8	221.5	536.1	477.0
Selling, general and administrative expenses	(203.7)	(203.8)	(442.2)	(436.6)
Other operating income, net	27.2	28.9	54.9	58.6

Operating income, net	63.3	46.6	148.8	99.0	2
Interest income	0.2	0.1	0.3	0.7
Interest expense	(6.2)	(8.2)	(15.0)	(19.8)

Income before income taxes	57.3	38.5	134.1	79.9
Income taxes	(16.6)	(10.9)	(41.4)	(26.0)

Net income	40.7	27.6	92.7	53.9

Earnings per share – basic	$0.47	$0.32	$1.08	$0.63	5
– diluted	$0.47	$0.32	$1.07	$0.63	5

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated balance sheets

	July 31, 2010 (Unaudited) $million	January 30, 2010 (Audited) $million	August 1, 2009 (Unaudited) $million	Notes
Assets
Current assets:
Cash and cash equivalents	485.4	316.2	92.8
Accounts receivable, net	797.2	858.0	766.2
Other receivables	25.3	27.9	24.4
Other current assets	49.4	58.4	51.8
Deferred tax assets	1.8	2.2	—
Inventories	1,126.2	1,173.1	1,279.2	6

Total current assets	2,485.3	2,435.8	2,214.4

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $595.7 million, $566.0 million and $594.2 million, respectively	362.1	396.9	431.2
Other intangible assets, net	24.6	24.2	23.6
Other assets	9.8	12.6	11.6
Retirement benefit asset	1.1	—	—
Deferred tax assets	55.7	54.7	54.1

Total assets	2,938.6	2,924.2	2,734.9	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	24.9	44.1	13.3
Accounts payable	114.7	66.2	93.9
Accrued expenses and other current liabilities	241.9	272.1	220.9
Deferred revenue	108.8	120.1	103.4	7
Deferred tax liabilities	78.5	74.7	55.8
Income taxes payable	34.2	44.1	43.6

Total current liabilities	603.0	621.3	530.9

Non-current liabilities:
Long-term debt	229.1	280.0	280.0
Other liabilities	76.9	79.6	76.9
Deferred revenue	140.5	140.9	143.0	7
Retirement benefit obligation	—	4.8	11.4

Total liabilities	1,049.5	1,126.6	1,042.2

Commitments and contingencies (see note 10)

Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 million shares, 85.7 million shares issued and outstanding (January 30, 2010: 85.5 million shares issued and outstanding; August 1, 2009: 85.5 million shares issued and outstanding)	15.4	15.4	15.4
Additional paid-in capital	174.8	169.9	167.6
Other reserves	235.2	235.2	235.2
Treasury shares	—	(1.1)	(3.0)
Retained earnings	1,648.6	1,556.4	1,447.1
Accumulated other comprehensive loss	(184.9)	(178.2)	(169.6)

Total shareholders’ equity	1,889.1	1,797.6	1,692.7

Total liabilities and shareholders’ equity	2,938.6	2,924.2	2,734.9

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated statements of cash flows

	13 weeks ended		26 weeks ended
	July 31, 2010 $million	August 1, 2009 $million	July 31, 2010 $million	August 1, 2009 $million
Cash flows from operating activities
Net income	40.7	27.6	92.7	53.9
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation of property, plant and equipment	21.1	25.2	43.5	49.4
Amortization of other intangible assets	2.0	2.1	4.0	3.5
Pension	(1.9)	(1.4)	(3.8)	(1.4)
Share-based compensation	2.2	2.4	4.5	3.1
Deferred taxation	(3.8)	4.7	2.5	2.1
Facility amendment fees included in net income	0.3	—	2.6	3.4
Other non-cash movements	(1.0)	(1.4)	(1.7)	7.9
(Gain)/loss on disposal of property, plant and equipment	(0.9)	—	(0.9)	0.4
Changes in operating assets and liabilities:
Decrease in accounts receivable	4.6	4.3	59.7	59.6
Decrease in other receivables	0.5	38.9	4.2	55.8
(Increase)/decrease in other current assets	(1.2)	4.5	8.8	(13.9)
Decrease in inventories	1.4	73.4	40.3	116.6
Increase/(decrease) in accounts payable	9.6	(18.9)	48.1	47.0
Increase/(decrease) in accrued expenses and other liabilities	1.9	(42.4)	(31.7)	(63.0)
Decrease in deferred revenue	(9.8)	(10.3)	(11.6)	(17.3)
Increase/(decrease) in income taxes payable	3.4	(10.3)	(7.7)	(10.7)
Effect of exchange rate changes on currency swaps	1.3	(1.4)	1.1	(1.4)

Net cash provided by operating activities	70.4	97.0	254.6	295.0

Investing activities
Purchase of property, plant and equipment	(6.9)	(7.5)	(11.6)	(14.8)
Purchase of other intangible assets	(2.9)	(1.6)	(4.5)	(2.7)
Proceeds from sale of property, plant and equipment	1.7	—	1.7	—

Net cash flows used in investing activities	(8.1)	(9.1)	(14.4)	(17.5)

Financing activities
Proceeds from issue of common shares	0.2	—	1.0	—
Facility fees paid	—	(0.9)	(1.0)	(9.3)
Repayment of short-term borrowings	(22.4)	(65.6)	(19.3)	(174.8)
Repayment of long-term debt	—	—	(50.9)	(100.0)

Net cash flows used in financing activities	(22.2)	(66.5)	(70.2)	(284.1)

Cash and cash equivalents at beginning of period	447.1	69.2	316.2	96.8
Increase/(decrease) in cash and cash equivalents	40.1	21.4	170.0	(6.6)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	2.2	(0.8)	2.6

Cash and cash equivalents at end of period	485.4	92.8	485.4	92.8

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated statement of shareholders’ equity

	Common shares at par value $million	Additional paid-in capital $million	Other reserves $million	Treasury shares $million	Retained earnings $million	Accumulated other comprehensive loss $million	Total shareholders’ equity $million
Balance at January 30, 2010	15.4	169.9	235.2	(1.1)	1,556.4	(178.2)	1,797.6
Net income	—	—	—	—	92.7	—	92.7
Foreign currency translation	—	—	—	—	—	(5.9)	(5.9)
Changes in fair value of derivative instruments, net	—	—	—	—	—	(2.1)	(2.1)
Actuarial gain on pension plan, net	—	—	—	—	—	1.3	1.3
Share options exercised	—	0.4	—	1.1	(0.5)	—	1.0
Share-based compensation expense	—	4.5	—	—	—	—	4.5

Balance at July 31, 2010	15.4	174.8	235.2	—	1,648.6	(184.9)	1,889.1

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated statements of comprehensive income

	13 weeks ended		26 weeks ended
	July 31, 2010 $million	August 1, 2009 $million	July 31, 2010 $million	August 1, 2009 $million
Net income	40.7	27.6	92.7	53.9
Foreign currency translation	5.3	28.2	(5.9)	32.2
Changes in fair value of derivative instruments	(8.3)	(8.2)	(3.1)	(10.5)
Pension plan	0.9	0.9	1.8	1.8
Deferred tax on items recognized in equity	2.5	2.1	0.5	2.4

Comprehensive income	41.1	50.6	86.0	79.8

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Notes to the interim unaudited condensed consolidated financial statements

1. Principal accounting policies and basis of preparation

Basis of preparation

Signet Jewelers Limited (the “Company”) and its subsidiaries (collectively, “Signet”) is a leading retailer of jewelry, watches and associated services. Signet manages its business as two geographical segments, being the United States of America (the “US”) and the United Kingdom (the “UK”). The US segment operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands, while the UK segment operates retail stores under brands including H.Samuel and Ernest Jones.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Signet’s Annual Report on Form 10-K for the year ended January 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2010.

These interim financial statements are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly state the results of the interim periods.

Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of receivables, inventory and deferred revenue, depreciation and asset impairment, the valuation of employee benefits, income taxes and contingencies.

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

2. Segment information

The consolidated sales are derived from the retailing of jewelry, watches, other products and services. Signet is managed as two geographical operating segments, being the US and UK divisions. These segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. Both divisions are managed by executive committees, which report through a divisional Chief Executive to Signet’s Chief Executive who in turn reports to the Board. Each divisional executive committee is responsible for operating decisions within parameters set by the Board. The performance of each segment is regularly evaluated based on sales and operating income. The operating segments do not include certain central costs, which is consistent with the treatment in Signet’s management accounts. There are no material transactions between the operating segments.

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

	13 weeks ended		26 weeks ended
	July 31, 2010 $million	August 1, 2009 $million	July 31, 2010 $million	August 1, 2009 $million
Sales:
US	580.8	552.5	1,247.9	1,177.4
UK	142.0	158.3	284.9	296.0

Total sales	722.8	710.8	1,532.8	1,473.4

Operating income, net:
US	63.3	50.4	154.4	106.8
UK	4.7	1.0	3.3	(0.3)
Unallocated(1)	(4.7)	(4.8)	(8.9)	(7.5)

Total operating income, net	63.3	46.6	148.8	99.0

	July 31, 2010 $million	January 30, 2010 $million	August 1, 2009 $million
Total assets:
US	2,214.1	2,280.7	2,272.0
UK	354.0	383.6	405.1
Unallocated	370.5	259.9	57.8

Total assets	2,938.6	2,924.2	2,734.9

(1)	Unallocated principally relates to central costs that are not allocated to the US and UK divisions in Signet’s management accounts.

3. Exchange rates

The exchange rates used in these interim financial statements for the translation of UK pound sterling transactions and balances into US dollars are as follows:

	26 weeks ended July 31, 2010	52 weeks ended January 30, 2010	26 weeks ended August 1, 2009
Income statement (average rate)	1.51	1.59	1.54
Balance sheet (closing rate)	1.57	1.60	1.67

The year-to-date average exchange rate is used to prepare the income statement for the 26 weeks ended July 31, 2010 and is calculated from the weekly average exchange rates weighted by sales of the UK division. The income statement for the 13 weeks ended July 31, 2010 is calculated as the difference between the income statement for the 26 weeks ended July 31, 2010 and the previously reported income statement for the 13 weeks ended May 1, 2010. Therefore, the second quarter’s income statement includes the impact of the change in the year-to-date exchange rates between these quarter ends.

4. Taxation

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK and certain other foreign jurisdictions. Signet is subject to US federal and state examinations by tax authorities for tax years after October 28, 2006 and is subject to examination by the UK tax authority for tax years after January 31, 2007.

As of January 30, 2010, Signet had approximately $14.9 million of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

During the 26 weeks ended July 31, 2010, agreement was reached in respect of the treatment of certain financing arrangements in the UK and a cash settlement was paid of approximately $1.7 million, excluding interest thereon. A benefit of approximately $2.7 million has been recognized in income tax expense for the 26 weeks ended July 31, 2010.

During the 26 weeks ended July 31, 2010, the statute of limitations expired in the US in respect of the tax year ended October 28, 2006 with no adjustment to taxable income. A benefit of approximately $1.8 million has been recognized in income tax expense for the 26 weeks ended July 31, 2010.

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

Apart from the above, there has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 26 weeks ended July 31, 2010.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 30, 2010, Signet had accrued interest of $2.2 million and there has been no material change in the amount of accrued interest as of July 31, 2010.

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of January 30, 2010, due to settlement of the uncertain tax positions with the tax authorities.

5. Earnings per share

	13 weeks ended		26 weeks ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net income ($million)	40.7	27.6	92.7	53.9

Basic weighted average number of shares in issue (million)	85.6	85.2	85.6	85.2
Dilutive effect of share options (million)	0.6	0.3	0.6	0.3

Diluted weighted average number of shares in issue (million)	86.2	85.5	86.2	85.5

Earnings per share – basic	$0.47	$0.32	$1.08	$0.63
Earnings per share – diluted	$0.47	$0.32	$1.07	$0.63

The basic weighted average number of shares excludes shares held by the Employee Stock Ownership Trust or as Treasury Shares as such shares are not considered outstanding and do not qualify for dividends. The effect of this is to reduce the average number of shares in the 13 and 26 week periods ended July 31, 2010 by 4,373 and 11,861 shares respectively (13 and 26 week periods ended August 1, 2009: 81,893 and 81,922 shares respectively). The calculation of fully diluted earnings per share for the 13 and 26 week periods ended July 31, 2010 excludes options to purchase 909,717 and 947,767 shares respectively (13 and 26 week periods ended August 1, 2009: 2,798,075 shares) on the basis that their effect on earnings per share was anti-dilutive.

6. Inventories

	July 31, 2010 $million	January 30, 2010 $million	August 1, 2009 $million
Raw materials	8.8	9.5	7.0
Finished goods	1,117.4	1,163.6	1,272.2

Total inventory	1,126.2	1,173.1	1,279.2

7. Deferred revenue

	July 31, 2010 $million	January 30, 2010 $million	August 1, 2009 $million
Warranty deferred revenue	243.5	243.6	239.0
Other	5.8	17.4	7.4

Total deferred revenue	249.3	261.0	246.4

Disclosed as:
Current liabilities	108.8	120.1	103.4
Non-current liabilities	140.5	140.9	143.0

Total deferred revenue	249.3	261.0	246.4

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

	13 weeks ended		26 weeks ended
	July 31, 2010 $million	August 1, 2009 $million	July 31, 2010 $million	August 1, 2009 $million
Warranty deferred revenue, beginning of period	247.4	243.8	243.6	243.1
Warranties sold	36.1	33.9	80.9	74.1
Revenues recognized	(40.0)	(38.7)	(81.0)	(78.2)

Warranty deferred revenue, end of period	243.5	239.0	243.5	239.0

8. Derivative instruments and hedging activities

Signet is exposed to foreign currency exchange risk arising from various currency exposures. Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of July 31, 2010 was $49.7 million (January 30, 2010: $37.2 million; August 1, 2009: $55.5 million). These contracts have been designated as cash flow hedges and will be settled over the next 17 months (January 30, 2010: 17 months; August 1, 2009: 18 months).

Signet enters into forward purchase contracts and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of July 31, 2010 was $98.1 million (January 30, 2010: $100.0 million; August 1, 2009: $91.9 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 30, 2010: 12 months; August 1, 2009: 18 months).

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

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of July 31, 2010, credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
		Fair value
	Balance sheet location	July 31, 2010 $million	January 30, 2010 $million	August 1, 2009 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	0.8	0.6	3.4
Commodity contracts	Other current assets	2.8	2.4	5.6

		3.6	3.0	9.0

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	—	—

		—	—	—

Total derivative assets		3.6	3.0	9.0

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

	Derivative liabilities
		Fair value
	Balance sheet location	July 31, 2010 $million	January 30, 2010 $million	August 1, 2009 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.8)	(0.4)	(1.7)
Commodity contracts	Other current liabilities	(2.1)	(1.6)	(2.7)

		(2.9)	(2.0)	(4.4)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.5)	—	—

		(0.5)	—	—

Total derivative liabilities		(3.4)	(2.0)	(4.4)

The following tables summarize the effect of derivative instruments on the unaudited condensed consolidated income statements:

	Amount of gain/ (loss) recognized in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended			13 weeks ended
	July 31, 2010 $million	August 1, 2009 $million		July 31, 2010 $million	August 1, 2009 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	(1.3)	(6.6)	Cost of sales	1.5	4.2
Commodity contracts	(1.7)	2.1	Cost of sales	3.8	(0.5)

Total	(3.0)	(4.5)		5.3	3.7

	Amount of gain/(loss) recognized in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	26 weeks ended			26 weeks ended
	July 31, 2010 $million	August 1, 2009 $million		July 31, 2010 $million	August 1, 2009 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	0.5	(6.0)	Cost of sales	2.9	4.3
Commodity contracts	6.4	(2.1)	Cost of sales	7.1	(1.9)

Total	6.9	(8.1)		10.0	2.4

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

The ineffective portion of hedging instruments taken into other operating income, net in the 13 and 26 weeks ended July 31, 2010 was a $0.4 million profit (13 and 26 weeks ended August 1, 2009: $nil).

		Amount of gain/(loss) recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in income on derivatives	13 weeks ended
		July 31, 2010 $million	August 1, 2009 $million
Foreign currency contracts	Other operating income, net	(0.5)	—

Total		(0.5)	—

		Amount of gain/(loss) recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in income on derivatives	26 weeks ended
		July 31, 2010 $million	August 1, 2009 $million
Foreign currency contracts	Other operating income, net	(0.5)	—

Total		(0.5)	—

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

Level 1 - quoted market prices in active markets for identical assets and liabilities

Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 - unobservable inputs that are not corroborated by market data

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	July 31, 2010		January 30, 2010		August 1, 2009
	$million		$million		$million
	Carrying Value	Significant other observable inputs (Level 2)	Carrying Value	Significant other observable inputs (Level 2)	Carrying Value	Significant other observable inputs (Level 2)
Assets:
Forward foreign currency contracts and swaps	0.8	0.8	0.6	0.6	3.4	3.4
Forward commodity contracts	2.8	2.8	2.4	2.4	5.6	5.6
Liabilities:
Borrowings	(254.0)	(297.4)	(324.1)	(371.3)	(293.3)	(301.6)
Forward foreign currency contracts and swaps	(1.3)	(1.3)	(0.4)	(0.4)	(1.7)	(1.7)
Forward commodity contracts	(2.1)	(2.1)	(1.6)	(1.6)	(2.7)	(2.7)

The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, current foreign currency forward rates or current commodity forward rates. These are held as assets and liabilities within other receivables and other payables, and all contracts have a maturity of less than eighteen months. Signet’s long-term debt consists of $229.1 million (January 30, 2010 and August 1, 2009: $280.0 million) of fixed rate investor certificate notes (“Private Placement Notes”) under a Note Purchase Agreement. The fair value of this debt is determined by discounting to present value the known future coupon and final Note redemption amounts at market yields as of the balance sheet date. The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts.

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

9. Pensions

Signet operates a defined benefit pension scheme in the UK (the “Group Scheme”). The components of net periodic pension cost were as follows:

	13 weeks ended		26 weeks ended
	July 31, 2010 $million	August 1, 2009 $million	July 31, 2010 $million	August 1, 2009 $million
Components of net periodic benefit cost:
Service cost	1.3	1.1	2.6	2.1
Interest cost	2.4	2.8	4.9	5.2
Expected return on Group Scheme assets	(3.0)	(2.8)	(6.0)	(5.4)
Amortization of unrecognized prior service credit	(0.2)	(0.3)	(0.5)	(0.5)
Amortization of unrecognized actuarial loss	1.1	1.1	2.3	2.2

Net periodic benefit cost	1.6	1.9	3.3	3.6

In the 26 weeks to July 31, 2010, Signet contributed $7.1 million to the Group Scheme and expects to contribute a minimum aggregate of $14.3 million at current exchange rates to the Group Scheme in Fiscal 2011. These contributions are in accordance with a deficit recovery plan that was in response to the funding deficit indicated by the April 5, 2009 actuarial valuation.

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

11. Share-based compensation expense

Signet recorded net share-based compensation expense of $2.2 million and $4.5 million for the 13 and 26 weeks ended July 31, 2010 respectively ($1.5 million and $2.2 million for the 13 and 26 weeks ended August 1, 2009 respectively). This is after charging $0.0 million and $0.0 million for the 13 and 26 weeks ended July 31, 2010 respectively ($0.0 million and $0.1 million for the 13 and 26 weeks ended August 1, 2009 respectively), that relates to the change in fair value during the period of certain awards that have an inflation related performance condition and are accounted for as liability awards.

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

For a discussion of these and other risks and uncertainties which could cause actual results to differ materially, see the “Risk Factors” section of Signet’s Fiscal 2010 Annual Report on Form 10-K filed with the SEC on March 30, 2010. Actual results may differ materially from those anticipated in such forward-looking statements. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

OVERVIEW

Signet is the world’s largest specialty retail jeweler by sales, with stores in the US, UK, Republic of Ireland and Channel Islands. Signet manages its business as two geographical segments, being the US and the UK.

In the US, Signet operated 1,345 stores in 50 states at July 31, 2010. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”).

In the UK, the stores trade as “H.Samuel,” “Ernest Jones” and “Leslie Davis,” and are situated in prime “High Street” locations (main shopping thoroughfares with high pedestrian traffic) or major shopping malls. The UK division operated 548 stores at July 31, 2010, including 14 stores in the Republic of Ireland and 3 in the Channel Islands.

The consumer environment in both the US and the UK remained challenging in the year to date, however the business continued to utilize its competitive advantages to improve sales, enhance margins, and strengthen its balance sheet. In the year to date, Signet has made progress in executing its strategy and achieving its financial objectives for Fiscal 2011. These financial objectives are:

•	$150 million to $200 million positive free cash flow[1], revised expectation to between $225 million and $275 million;

•	Capital expenditure of about $80 million, expectation unchanged;

•	Controllable costs[2] to be little changed from Fiscal 2010 at constant exchange rates, expectation unchanged.

1	Net cash provided by operating activities less net cash flows used in investing activities
2	Controllable costs exclude net bad debt charge, expense movements resulting from sales variance to plan, the impact of amendments to the Truth in Lending Act and the US vacation entitlement policy change in Fiscal 2010.

The outlook for the rest of Fiscal 2011 is uncertain. However, management will continue to invest in the business, increase advertising during the Holiday Season and expand further the availability of differentiated merchandise, in an effort to continue to gain profitable market share.

On June 25, 2010, Ron Ristau became Chief Financial Officer, succeeding Walker Boyd who retired on that date. The formal search for a Chief Executive Officer began in late February 2010 and is progressing.

Non-GAAP measures

A number of non-GAAP measures are used by management to analyze and manage the performance of the business, and the required disclosures for these non-GAAP measures are given below. Management does not, nor does it suggest investors should consider such non-GAAP measures in isolation from, or in substitution for, information prepared in accordance with US GAAP.

Same store sales growth

Same store sales growth is determined by comparison of sales in stores that were open in both the current and the prior year. Sales from stores that have been open for less than 12 months are excluded from the comparison until their 12-month anniversary. Sales from the 12-month anniversary onwards are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic market, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment is taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Comparisons at divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. E-commerce sales are included in the calculation of sales for the period and the comparative figures from the anniversary of the launch of the relevant website.

Exchange translation impact

Signet has historically used constant exchange rates to compare period-to-period changes in certain financial data. Management considers this a useful measure for analyzing and explaining changes and trends in Signet’s results. The impact of the re-calculation of sales; cost of sales; gross margin; selling, general and administrative expenses; operating income; income before taxes; net income and earnings per share at constant exchange rates, including a reconciliation to Signet’s US GAAP results, is analyzed below.

	13 weeks ended		Change as reported %	Impact of exchange rate movement $million	At constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non-GAAP) %
	July 31, 2010 $million	August 1, 2009 $million
US	580.8	552.5	5.1	—	552.5	5.1
UK	142.0	158.3	(10.3)	(13.4)	144.9	(2.0)

Sales	722.8	710.8	1.7	(13.4)	697.4	3.6
Cost of sales	(483.0)	(489.3)	(1.3)	9.8	(479.5)	0.7

Gross margin	239.8	221.5	8.3	(3.6)	217.9	10.1
Selling, general and administrative expenses	(203.7)	(203.8)	0.0	4.0	(199.8)	2.0
Other operating income, net	27.2	28.9	(5.9)	—	28.9	(5.9)

Operating income, net	63.3	46.6	35.8	0.4	47.0	34.7
Interest income	0.2	0.1	100.0	—	0.1	100.0
Interest expense	(6.2)	(8.2)	(24.4)	—	(8.2)	(24.4)

Income before income taxes	57.3	38.5	48.8	0.4	38.9	47.3
Income taxes	(16.6)	(10.9)	52.3	(0.1)	(11.0)	50.9

Net income	40.7	27.6	47.5	0.3	27.9	45.9

Earnings per share – basic	$0.47	$0.32	46.9	$0.01	$0.33	42.4
Earnings per share – diluted	$0.47	$0.32	46.9	$0.01	$0.33	42.4

Operating income, net
US	63.3	50.4	25.6	—	50.4	25.6
UK	4.7	1.0	370.0	0.1	1.1	327.3
Unallocated	(4.7)	(4.8)	(2.1)	0.3	(4.5)	4.4

Operating income, net	63.3	46.6	35.8	0.4	47.0	34.7

	26 weeks ended		Change as reported %	Impact of exchange rate movement $million	At constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non-GAAP) %
	July 31, 2010 $million	August 1, 2009 $million
US	1,247.9	1,177.4	6.0	—	1,177.4	6.0
UK	284.9	296.0	(3.8)	(5.8)	290.2	(1.8)

Sales	1,532.8	1,473.4	4.0	(5.8)	1,467.6	4.4
Cost of sales	(996.7)	(996.4)	0.0	4.3	(992.1)	0.5

Gross margin	536.1	477.0	12.4	(1.5)	475.5	12.7
Selling, general and administrative expenses	(442.2)	(436.6)	1.3	1.7	(434.9)	1.7
Other operating income, net	54.9	58.6	(6.3)	—	58.6	(6.3)

Operating income, net	148.8	99.0	50.3	0.2	99.2	50.0
Interest income	0.3	0.7	(57.1)	—	0.7	(57.1)
Interest expense	(15.0)	(19.8)	(24.2)	—	(19.8)	(24.2)

Income before income taxes	134.1	79.9	67.8	0.2	80.1	67.4
Income taxes	(41.4)	(26.0)	59.2	—	(26.0)	59.2

Net income	92.7	53.9	72.0	0.2	54.1	71.3

Earnings per share – basic	$1.08	$0.63	71.4	—	$0.63	71.4
Earnings per share – diluted	$1.07	$0.63	69.8	—	$0.63	69.8

Operating income, net
US	154.4	106.8	44.6	—	106.8	44.6
UK	3.3	(0.3)	n/a	—	(0.3)	n/a
Unallocated	(8.9)	(7.5)	18.7	0.2	(7.3)	21.9

Operating income, net	148.8	99.0	50.3	0.2	99.2	50.0

Net income adjusted for non-cash items

Net income adjusted for non-cash items shows the amount of net cash flow generated from Signet’s operating activities before changes in operating assets and liabilities. It is a useful measure to summarize the cash generated from activities reported in the income statement.

Net cash or net debt

Net cash or net debt is the total of loans and overdrafts, long-term debt and cash and cash equivalents, and it is helpful in providing a measure of indebtedness of the business.

	July 31, 2010 $million	January 30, 2010 $million	August 1, 2009 $million
Long-term debt	(229.1)	(280.0)	(280.0)
Loans and overdrafts	(24.9)	(44.1)	(13.3)

	(254.0)	(324.1)	(293.3)
Cash and cash equivalents	485.4	316.2	92.8

Net cash/(net debt)	231.4	(7.9)	(200.5)

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

	13 weeks ended		26 weeks ended
	July 31, 2010 $million	August 1, 2009 $million	July 31, 2010 $million	August 1, 2009 $million
Net cash provided by operating activities	70.4	97.0	254.6	295.0
Net cash flows used in investing activities	(8.1)	(9.1)	(14.4)	(17.5)

Free cash flow	62.3	87.9	240.2	277.5

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Form 10-Q as well as the financial and other information included in Signet’s Fiscal 20101 Annual Report on Form 10-K.

Second Quarter Highlights

•	Same store sales: up 4.5% in the 13 weeks to July 31, 2010 (“second quarter”)

•	Total sales: $722.8 million, up 1.7% and 3.6% at constant exchange rates[2]

•	Income before income taxes: $57.3 million, up 48.8%

•	Basic and diluted earnings per share: $0.47 up 46.9%

Year To Date Highlights

•	Same store sales: up 5.2% in the 26 weeks to July 31, 2010 (“year to date”)

•	Total sales: $1,532.8 million, up 4.0% and 4.4% at constant exchange rates[2]

•	Income before income taxes: $134.1 million, up 67.8%

•	Basic and diluted earnings per share: $1.08 and $1.07 respectively, up 71.4% and 69.8%

1	Fiscal 2010 is the year ended January 30, 2010 and Fiscal 2011 is the year ending January 29, 2011.
2	Non-GAAP measure, see page 15.

Certain operating data as a percentage of sales were as follows:

Table 1	Second Quarter		Year To Date
	Fiscal 2011%	Fiscal 2010%	Fiscal 2011%	Fiscal 2010%
Sales	100.0	100.0	100.0	100.0
Cost of sales	(66.8)	(68.8)	(65.0)	(67.6)

Gross margin	33.2	31.2	35.0	32.4
Selling, general and administrative expenses	(28.2)	(28.7)	(28.8)	(29.7)
Other operating income	3.8	4.1	3.5	4.0

Operating income, net	8.8	6.6	9.7	6.7
Net financing costs	(0.9)	(1.2)	(1.0)	(1.3)

Income before income taxes	7.9	5.4	8.7	5.4
Income taxes	(2.3)	(1.5)	(2.7)	(1.7)

Net income	5.6	3.9	6.0	3.7

Sales

Same store sales were up 4.5% in the second quarter and for the year to date the increase was 5.2%. Total sales rose by 1.7% to $722.8 million in the second quarter (13 weeks to August 1, 2009: $710.8 million), reflecting an underlying increase of 3.6% at constant exchange rates; non-GAAP measure, see page 15. In the year to date, total sales rose by 4.0% to $1,532.8 million (26 weeks to August 1, 2009: $1,473.4 million). The increase at constant exchange rates was 4.4%; non-GAAP measure, see page 15. The breakdown of the sales performance is set out in Table 2 below.

Table 2

	Second Quarter			Year To Date
	US	UK	Signet	US	UK	Signet
Sales, million	$580.8	$142.0	$722.8	$1,247.9	$284.9	$1,532.8
% of total	80.4%	19.6%	100.0%	81.4%	18.6%	100.0%

Change in sales	US %	UK %	Signet %	US %	UK %	Signet %
Same store sales	5.9	(0.5)	4.5	6.6	(0.4)	5.2
Change in store space	(0.8)	(1.5)	(0.9)	(0.6)	(1.4)	(0.8)

Total at constant exchange rates	5.1	(2.0)	3.6	6.0	(1.8)	4.4
Exchange translation[1]	—	(8.3)	(1.9)	—	(2.0)	(0.4)

Change in total sales as reported	5.1	(10.3)	1.7	6.0	(3.8)	4.0

1	The exchange rates used are summarized in Note 3 to the financial statements. See also page 15.

In the second quarter, the US division’s sales were up by 5.1% to $580.8 million (13 weeks to August 1, 2009: $552.5 million) and same store sales rose by 5.9%, as compared to a decline of 5.5% in the second quarter last year. In the year to date, the US division’s sales were up by 6.0% to $1,247.9 million (26 weeks to August 1, 2009: $1,177.4 million) and same store sales rose by 6.6%, as compared to a decline of 4.0% in the prior year period. See Table 3 below for analysis.

While the US economy continued to grow in the second quarter, the rate was more moderate than in the first quarter of Fiscal 2011. In the second quarter and the year to date, the US division benefitted from its sustainable competitive advantages, with many of its middle market competitors being operationally or financially constrained. Jared’s sales increase reflected a recovery in spending among US households with above average incomes and a positive response to merchandising initiatives. Average unit selling price, excluding the charm bracelet category, increased by 4.7% in the second quarter and by 5.3% in the year to date.

Table 3

			Change from previous year
Second quarter Fiscal 2011	Sales	Average unit selling price[1]	Total sales	Same store sales	Average unit selling price[1]
Kay	$325.4m	$349	1.8%	2.6%	5.0%
Regional brands	$64.7m	$354	(7.7)%	1.1%	0.8%
Jared	$190.7m	$768	17.1%	14.0%	6.9%

US division	$580.8m	$407	5.1%	5.9%	4.7%

Year to date Fiscal 2011
Kay	$712.2m	$335	3.0%	3.5%	6.1%
Regional brands	$141.6m	$345	(7.0)%	2.0%	(0.4)%
Jared	$394.1m	$755	18.2%	14.9%	4.9%

US division	$1,247.9m	$393	6.0%	6.6%	5.3%

1	Excludes the charm bracelet category, a recent product introduction with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.

In the second quarter, the UK division’s sales were down by 10.3% to $142.0 million (13 weeks to August 1, 2009: $158.3 million), reflecting an underlying decrease of 2.0% at constant exchange rates; non-GAAP measure, see page 15. Same store sales were down 0.5%, compared to a decline of 4.3% in the prior year period. In the year to date, sales were down by 3.8% to $284.9 million (26 weeks to August 1, 2009: $296.0 million). At constant exchange rates there was a decrease of 1.8%; non-GAAP measure, see page 15. Same store sales were down 0.4%, compared to a decline of 4.2% in the prior year period. See Table 4 below for analysis.

Table 4

			Change from previous year
Second quarter Fiscal 2011	Sales	Average unit selling price[1,2]	Total sales	Sales at constant exchange rates[3],4	Same store sales	Average unit selling price[2]
H.Samuel	$73.5m	£58	(10.7)%	(2.4)%	(1.2)%	11.3%
Ernest Jones	$68.5m	£261	(8.2)%	0.2%	0.2%	9.3%

UK division	$142.0m	£94	(10.3)%	(2.0)%	(0.5)%	12.0%

Year to date Fiscal 2011
H.Samuel	$148.0m	£57	(4.7)%	(2.8)%	(1.6)%	10.8%
Ernest Jones	$136.9m	£257	(1.2)%	0.8%	1.0%	10.4%

UK division	$284.9m	£92	(3.8)%	(1.8)%	(0.4)%	11.7%

1

The average unit selling price[2] in the second quarter for H.Samuel was $88, for Ernest Jones was $394 and for the UK division was $142. The average unit selling price[2] in the year to date for H.Samuel was $86, for Ernest Jones was $388 and for the UK division was $139.

2	Excludes the charm bracelet category, a recent product introduction with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.
3	Non-GAAP measure, see page 15.
4.	In the second quarter, the exchange translation impact on the total sales of H.Samuel was (8.3)% and for Ernest Jones was (8.4)%, and for the year to date was (1.9)% for H.Samuel and (2.0)% for Ernest Jones.

The UK environment remained challenging. H.Samuel same store sales were marginally better in the second quarter of Fiscal 2011 than in the first quarter, while those of Ernest Jones were marginally weaker. Overall, the same store sales performance in the second quarter was very similar to that in the first quarter. The charm bracelet category continued to perform well. In the second quarter, average unit selling price, excluding the charm bracelet category, increased by 12.0%, and by 11.7% in the year to date, primarily reflecting the impact of price increases implemented to partly counter pressure on gross merchandise margin.

Gross margin

Gross margin was $239.8 million for the second quarter (13 weeks to August 1, 2009: $221.5 million) and $536.1 million for the year to date (26 weeks to August 1, 2009: $477.0 million), up by 8.3% and by 12.4% respectively. Gross margin rate increased by 200 basis points in the second quarter and by 260 basis points in the year to date.

The gross merchandise margin improved by 70 basis points in the second quarter and by 60 basis points in the year to date, driven by price increases and lower diamond costs, which more than offset the impact of higher gold costs and the weakness of pound sterling against the US dollar. The net bad debt to sales ratio continued the improvement begun in the fourth quarter of Fiscal 2010 in the year to date period, however the opportunity to improve further the ratio in the second half of Fiscal 2011 is more limited.

In the second quarter and in the year to date, the US division’s gross merchandise margin rate was up by 100 basis points. The gross merchandise margin rate benefitted from price increases implemented in the first quarter of Fiscal 2010, lower average diamond inventory costs and favorable changes in sales mix, offsetting a higher cost of gold. Further selective price increases have been implemented in August 2010 due to higher commodity costs that are expected to have an adverse impact on gross merchandise margin in the second half of Fiscal 2011. Price promotion activity in the balance of the year is anticipated to be similar to that of the comparable period in Fiscal 2010. It is expected that the US division’s gross merchandise margin in Fiscal 2011 will be broadly similar to the level of Fiscal 2010.

Credit participation was 56.0% in the second quarter (13 weeks to August 1, 2009: 56.2%) and 53.6% in the year to date (26 weeks to August 1, 2009: 53.6%). The net bad debt to total sales ratio was 5.2% in the second quarter (13 weeks to August 1, 2009: 6.5%). In the year to date, the ratio was 3.8% (26 weeks to August 1, 2009: 5.0%). The reduction reflected a more stable rate of employment and a continuation of the improved receivables performance that began in the fourth quarter of Fiscal 2010. The opportunity to lower the net bad debt to sales ratio in the fourth quarter of Fiscal 2011 is more limited than in the first three quarters of Fiscal 2011 as the improvement in trend started in the comparable period. The average monthly collection rate was 12.3% in the second quarter and 13.1% in the year to date (13 weeks to August 1, 2009: 12.3% and 26 weeks to August 1, 2009: 13.0%). US net accounts receivable at July 31, 2010 was $791.4 million (August 1, 2009: $759.2 million), reflecting higher sales in the US division.

In the second quarter and in the year to date, the UK division’s gross merchandise margin was down by 30 basis points and 70 basis points respectively. The impact of a weak pound sterling to US dollar exchange rate, an increase in the cost of gold and a higher value added tax rate were partly offset by a number of price increases in the past year. Continuing pressure on gross merchandise margin is expected in the second half and, for Fiscal 2011, the gross merchandise margin expectation for the UK division remains somewhat below the prior year’s level.

Selling, general and administrative (“SG&A”) expenses

Selling, general and administrative expenses were $203.7 million for the second quarter (13 weeks to August 1, 2009: $203.8 million) and $442.2 million for the year to date (26 weeks to August 1, 2009: $436.6 million), unchanged and up by 1.3% respectively. Selling, general and administrative expenses as a percentage of sales decreased by 50 basis points in the second quarter compared to the second quarter of Fiscal 2010 and by 90 basis points in the year to date compared to the comparable period in Fiscal 2010. Tight expense control combined with leverage of selling expenses more than made up for a non-recurring $6.0 million benefit to expenses in the second quarter of Fiscal 2010 and $10 million in the 26 weeks to August 1, 2010, due to the change in vacation entitlement policy. An increase in marketing expenditure over the prior year is planned for the fourth quarter of Fiscal 2011.

US and UK selling, general and administrative expenses were tightly controlled in both the quarter and the year to date.

Other operating income

Other operating income was $27.2 million in the second quarter (13 weeks to August 1, 2009: $28.9 million). For the year to date, other operating income was $54.9 million (26 weeks to August 1, 2009: $58.6 million). The reduction in both the second quarter and the year to date primarily reflected the adverse impact from the amendments to the Truth in lending Act.

Operating income

Operating income increased by 35.8% to $63.3 million in the second quarter (13 weeks to August 1, 2009: $46.6 million), up 34.7% at constant exchange rates; non-GAAP measure, see page 15. In the second quarter, operating margin was 8.8% (13 weeks to August 1, 2009: 6.6%). For the year to date, operating income increased by 50.3% to $148.8 million (26 weeks to August 1, 2009: $99.0 million), up 50.0% at constant exchange rates; non-GAAP measure, see page 15. Operating margin was 9.7% for the year to date (26 weeks to August 1, 2009: 6.7%).

With all amendments to the Truth in Lending Act having been implemented, a net direct adverse impact on operating income of $15 million to $17 million is expected in Fiscal 2011, at the lower end of the previously indicated range.

In the second quarter, the US division’s operating income increased by 25.6% to $63.3 million (13 weeks to August 1, 2009: $50.4 million, which included a $6.0 million non-recurring, favorable impact from a change in vacation entitlement policy). The net direct adverse impact from the amendments to the Truth in Lending Act was $3.5 million. The operating margin was 10.9% (13 weeks to August 1, 2009: 9.1%).

In the year to date, US operating income increased by 44.6% to $154.4 million (26 weeks to August 1, 2009: $106.8 million, which included a $10.0 million non-recurring, favorable impact from a change in vacation entitlement policy). The net direct adverse impact from the amendments to the Truth in Lending Act was $6.8 million. The operating margin was 12.4% (26 weeks to August 1, 2009: 9.1%).

The UK division’s operating income was $4.7 million in the second quarter (13 weeks to August 1, 2009: $1.0 million) and $3.3 million in the year to date (26 weeks to August 1, 2009: $0.3 million loss).

In the second quarter, unallocated costs, principally central costs not allocated to the US or UK division in Signet’s management accounts, were $4.7 million (13 weeks to August 1, 2009: $4.8 million) and were $8.9 million in the year to date (26 weeks to August 1, 2009: $7.5 million). In the first quarter of Fiscal 2010, there was a gain on foreign exchange that has not been repeated in Fiscal 2011.

Interest income and expense

Interest income was $0.2 million for the second quarter (13 weeks to August 1, 2009: $0.1 million) and $0.3 million for the year to date (26 weeks to August 1, 2009: $0.7 million). Very low interest rates meant that the increase in cash had little impact on interest income. Interest expense declined by $2.0 million to $6.2 million for the second quarter (13 weeks to August 1, 2009: $8.2 million). Interest expense for the year to date was $15.0 million (26 weeks to August 1, 2009: $19.8 million). Interest expense largely related to private placement loan notes incurring a blended fixed rate of interest of 8%. Both the second quarter and the year to date benefitted from the repayment of $50.9 million of loan notes on March 9, 2010, and lower fees.

Income before income taxes

Income before income taxes was $57.3 million for the second quarter (13 weeks to August 1, 2009: $38.5 million), an increase of 48.8%. Income before income taxes was $134.1 million for the year to date (26 weeks to August 1, 2009: $79.9 million), an increase of 67.8%.

Provision for income taxes

The charge to income taxes in the second quarter was $16.6 million (13 weeks to August 1, 2009: $10.9 million), being an effective tax rate of 29.0%, which reflects the recognition of $4.5 million previously unrecognized tax benefits in the second quarter of Fiscal 2011. The charge to income taxes for the year to date was $41.4 million (26 weeks to August 1, 2009: $26.0 million), being an effective tax rate of 30.9%. The anticipated effective rate for Fiscal 2011 is 32.5% (Fiscal 2010: 32.1%), which reflects the recognition of the above $4.5 million unrecognized tax benefits.

Net income

Net income was $40.7 million for the second quarter (13 weeks to August 1, 2009: $27.6 million), an increase of 47.5%. Income before income taxes was $92.7 million for the year to date (26 weeks to August 1, 2009: $53.9 million), an increase of 72.0%.

Earnings per share

Basic and diluted earnings per share were both $0.47 for the second quarter (13 weeks to August 1, 2009: both $0.32), an increase of 46.9%. Basic and diluted earnings per share were $1.08 and $1.07 for the year to date (26 weeks to August 1, 2009: both $0.63), an increase of 71.4% and 69.8% from the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•	Net cash of $231.4 million at July 31, 2010[1] compared to net debt of $200.5 million at August 1, 2009[1] and $7.9 million at January 30, 2010[1];

•	Positive free cash flow now anticipated to be between $225 million and $275 million for Fiscal 2011[1] compared to original objective of $150 million to $200 million.

1	Non-GAAP measure, see page 15.

Set out in Table 5 is a summary of Signet’s cash flows for the year to date for Fiscal 2011 and Fiscal 2010. Table 6 sets out a reconciliation of the change in net cash/net debt; non-GAAP measure see page 15.

Table 5
	26 weeks to
Summary cash flow	July 31, 2010 $million	August 1, 2009 $million
Net income	92.7	53.9
Adjustments to reconcile net income to net cash provided by operations	50.7	68.4

Net income adjusted for non-cash items[1]	143.4	122.3
Changes in operating assets and liabilities	111.2	172.7

Net cash provided by operating activities	254.6	295.0
Net cash flows used in investing activities	(14.4)	(17.5)

Free cash flow[1]	240.2	277.5
Facility fees paid	(1.0)	(9.3)
Net change in Common Shares[2]	1.0	—

	240.2	268.2
(Repayment)/proceeds of debt during period[3]	(70.2)	(274.8)

Increase/(decrease) in cash and cash equivalents	170.0	(6.6)

1	Non-GAAP measures, see page 15.
2	Proceeds from issuance of Common Shares less purchase of treasury shares.
3	Repayments of short-term borrowings and long-term debt.

Table 6
	26 weeks to
Reconciliation of changes in net debt[1]	July 31, 2010 $million	August 1, 2009 $million
Repayment/(proceeds) of debt during period[2]	70.2	274.8
Increase/(decrease) in cash and cash equivalents	170.0	(6.6)

Change in net debt during the period	240.2	268.2
Net debt at start of period	(7.9)	(470.7)

Net cash/(net debt) at end of period before effect of exchange rate changes	232.3	(202.5)
Effect of exchange rate changes on cash & cash equivalents	(0.8)	2.6
Effect of exchange rate changes on debt	(0.1)	(0.6)

Net cash/(net debt)[1]	231.4	(200.5)

1	Non-GAAP measures, see page 15.
2	Repayments of short-term borrowings and long-term debt.

Operating activities

During the 26 weeks to July 31, 2010, net income and net income adjusted for non-cash items was $92.7 million and $143.4 million (26 weeks to August 1, 2009: $53.9 million and $122.3 million); non-GAAP measures, see page 15. The $38.8 million increase in net income reflected the improved operating performance of the business. Changes in operating assets and liabilities generated positive cash flows of $111.2 million (26 weeks to August 1, 2009: $172.7 million). Inventories decreased by $40.3 million (26 weeks to August 1, 2009: $116.6 million decrease) as a result of seasonality, a better than expected sales performance, store closures and timing differences that are expected to reverse in subsequent quarters. Accounts receivable decreased by $59.7 million (26 weeks to August 1, 2009: $59.6 million decline), primarily reflecting the seasonality of sales.

Investing activities

Year to date net cash flow used in investing activities was $14.4 million (26 weeks to August 1, 2009: $17.5 million), the US division used $13.3 million (26 weeks to August 1, 2009: $13.8 million) and the UK division used $1.1 million (26 weeks to August 1, 2009: $3.7 million). Changes in operating assets and liabilities, and investing activities, due to new US space were $4.3 million and $0.1 million respectively during the 26 weeks to July 31, 2010 (26 weeks to August 1, 2009: $11.7 million and $1.1 million respectively). Cash flow used in investing activities during Fiscal 2011 continues to be planned to be about $80 million, an increase of about $35 million above the level in Fiscal 2010.

Stores opened and closed in the 26 weeks to July 31, 2010, together with planned changes for the balance of Fiscal 2011 are set out in Table 7 below.

Table 7
US division	Kay mall	Kay Off-mall	Regionals	Jared[1]	Total	Annual net space change
January 30, 2010	794	129	260	178	1,361	(1)%
Opened	—	—	—	2	2
Closed	(8)	(3)	(7)	—	(18)

July 31, 2010	786	126	253	180	1,345
Openings, planned	3	2	—	—	5
Closures, forecast	(5)	—	(28)	—	(33)

January 29, 2011	784	128	225	180	1,317	(2)%

1	A Jared store is equivalent in size to just over four mall stores.

UK division	H.Samuel	Ernest Jones[1]	Total	Annual net space change
January 30, 2010	347	205	552	(1)%
Opened	—	—	—
Closed	(2)	(2)	(4)

July 31, 2010	345	203	548
Openings, planned	—	—	—
Closures, forecast	(6)	(4)	(10)

January 29, 2011	339	199	538	(2)%

1	Includes stores trading as Leslie Davis.

Free cash flow

Year to date positive free cash flow was $240.2 million (26 weeks to August 1, 2009: $277.5 million); non-GAAP measure, see page 15. In the second half of Fiscal 2011, inventory and accounts receivables are expected to increase due to the seasonal nature of sales, with inventory at January 29, 2011 planned to be little changed from the prior year-end. Reflecting better than planned net income in the year to date and an expectation that in the balance of the year working capital will continue to be tightly managed, positive free cash flow for Fiscal 2011 is now anticipated to be between $225 million and $275 million, compared to the original estimate of $150 million to $200 million.

Financing activities

During the 26 weeks to July 31, 2010, $1.0 million (26 weeks to August 1, 2009: $nil) was received for the issuance of Common Shares pursuant to Signet’s equity compensation programs.

Movement in cash and indebtedness

Debt at July 31, 2010 was $254.0 million (August 1, 2009: $293.3 million), with cash and cash equivalents of $485.4 million (August 1, 2009: $92.8 million). Net cash at July 31, 2010 was $231.4 million (August 1, 2009: net debt $200.5 million); non-GAAP measure, see page 15. On March 9, 2010, Signet made a prepayment at par of $50.9 million of the private placement notes. In addition, a change was agreed with Signet’s revolving credit facility banking group that the facility be reduced to $300 million from $370 million. The facility was undrawn at July 31, 2010 and at August 1, 2009. At July 31, 2010, Signet was in compliance with all debt covenants.

OBLIGATIONS AND COMMITMENTS

The Company’s contractual obligations and commitments at July 31, 2010 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed materially from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 30, 2010, filed with the SEC on March 30, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a multinational organization. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no material changes to the policies and estimates as discussed in Signet’s Annual Report on Form 10-K for the year ended January 30, 2010, filed with the SEC on March 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Signet is exposed to market risk from fluctuations in foreign currency exchange rates, interest rates and precious metal prices, which could affect its consolidated financial position, earnings and cash flows. Signet manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Signet uses derivative financial instruments as risk management tools and not for trading purposes.

As certain of the UK division’s purchases are denominated in US dollars and its net cash flows are in sterling, Signet’s policy is to enter into foreign currency forward exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet also hedges a significant portion of forecasted merchandise purchases using commodity forward contracts. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties.

Signet has significant amounts of cash and cash equivalents invested at several financial institutions. The amount invested at each financial institution takes into account the long-term credit rating and size of the financial institution. However, with the current financial environment and the possible instability of financial institutions, Signet cannot be assured that it will not experience any losses on these balances. The interest rates earned on cash and cash equivalents will fluctuate in line with short-term interest rates.

Signet’s market risk profile as of July 31, 2010 has not materially changed since January 30, 2010. The market risk profile as of January 30, 2010 is disclosed in Signet’s Fiscal 2010 Annual Report on Form 10-K, filed with the SEC on March 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2010.

Changes in Internal Control over Financial Reporting

During the second quarter of Fiscal 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101**

The following materials from Signet Jewelers Limited’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL: (i) unaudited condensed consolidated income statements, (ii) unaudited condensed consolidated balance sheets, (iii) unaudited condensed consolidated statements of cash flows, (iv) unaudited condensed consolidated statement of shareholders’ equity, (v) unaudited condensed consolidated statements of comprehensive income, and (vi) notes to the interim unaudited condensed consolidated financial statements.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

	By:	/s/ Ronald Ristau
Date: August 27, 2010		Ronald Ristau Chief Financial Officer