Form 10-Q
period 2010-10-30
SIGNET JEWELERS LTD
filed 2010-11-30
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 30, 2010 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-32349

Signet Jewelers Limited

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.18 par value, 85,753,682 shares as of November 25, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited condensed consolidated income statements

	13 weeks ended		39 weeks ended
	October 30, 2010 $million	October 31, 2009 $million	October 30, 2010 $million	October 31, 2009 $million	Notes
Sales	641.8	611.4	2,166.9	2,076.8	2
Cost of sales	(448.2)	(448.4)	(1,442.5)	(1,442.6)

Gross margin	193.6	163.0	724.4	634.2
Selling, general and administrative expenses	(201.5)	(197.3)	(643.7)	(633.9)
Other operating income, net	26.4	28.4	81.3	87.0

Operating income/(loss), net	18.5	(5.9)	162.0	87.3	2
Interest income	0.3	—	0.6	0.7
Interest expense	(6.8)	(7.4)	(21.8)	(27.2)

Income/(loss) before income taxes	12.0	(13.3)	140.8	60.8
Income taxes	(6.0)	4.6	(45.8)	(19.2)

Net income/(loss)	6.0	(8.7)	95.0	41.6

Earnings/(loss) per share – basic	$0.07	$(0.10)	$1.11	$0.49	5
– diluted	$0.07	$(0.10)	$1.10	$0.49	5

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated balance sheets

	October 30, 2010 $million	January 30, 2010 $million	October 31, 2009 $million	Notes
Assets
Current assets:
Cash and cash equivalents	414.9	316.2	139.6
Accounts receivable, net	769.5	858.0	730.3
Other receivables	22.2	27.9	23.9
Other current assets	77.8	75.8	68.4
Deferred tax assets	1.6	2.2	—
Income taxes recoverable	0.9	—	—
Inventories	1,297.4	1,173.1	1,306.0	6

Total current assets	2,584.3	2,453.2	2,268.2

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $602.6 million, $566.0 million and $585.9 million, respectively	363.3	396.9	413.6
Other intangible assets, net	26.3	24.2	24.9
Other assets	56.5	58.3	55.1
Retirement benefit asset	3.2	—	—
Deferred tax assets	114.0	112.3	110.5

Total assets	3,147.6	3,044.9	2,872.3	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	266.7	44.1	20.3
Accounts payable	179.3	66.2	140.9
Accrued expenses and other current liabilities	245.3	272.1	230.7
Deferred revenue	128.1	137.7	121.2	7
Deferred tax liabilities	97.7	74.7	54.9
Income taxes payable	—	44.1	21.1

Total current liabilities	917.1	638.9	589.1

Non-current liabilities:
Long-term debt	—	280.0	280.0
Other liabilities	84.8	79.6	78.0
Deferred revenue	336.7	338.0	322.0	7
Retirement benefit obligation	—	4.8	8.9

Total liabilities	1,338.6	1,341.3	1,278.0

Commitments and contingencies (see note 10)

Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 million shares, 85.7 million shares issued and outstanding (January 30, 2010: 85.5 million shares issued and outstanding; October 31, 2009: 85.5 million shares issued and outstanding)	15.4	15.4	15.4
Additional paid-in capital	178.5	169.9	168.8
Other reserves	235.2	235.2	235.2
Treasury shares	—	(1.1)	(1.2)
Retained earnings	1,556.9	1,462.4	1,346.9
Accumulated other comprehensive loss	(177.0)	(178.2)	(170.8)

Total shareholders’ equity	1,809.0	1,703.6	1,594.3

Total liabilities and shareholders’ equity	3,147.6	3,044.9	2,872.3

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated statements of cash flows

	13 weeks ended		39 weeks ended
	October 30, 2010 $million	October 31, 2009 $million	October 30, 2010 $million	October 31, 2009 $million
Cash flows from operating activities
Net income/(loss)	6.0	(8.7)	95.0	41.6
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation of property, plant and equipment	22.0	25.3	65.5	74.7
Amortization of other intangible assets	1.8	2.0	5.8	5.5
Pension	(1.2)	(1.4)	(5.0)	(2.8)
Share-based compensation	3.2	1.2	7.7	4.3
Deferred taxation	16.4	(2.8)	20.1	(2.9)
Facility amendment fees included in net income	0.6	0.6	3.2	4.0
Other non-cash movements	(0.2)	3.9	(1.9)	11.8
(Gain)/loss on disposal of property, plant and equipment	—	—	(0.9)	0.4
Changes in operating assets and liabilities:
Decrease in accounts receivable	27.9	35.9	87.6	95.5
Decrease/(increase) in other receivables	3.6	—	6.1	54.2
(Increase)/decrease in other current assets	(6.3)	(2.3)	1.8	(16.8)
(Increase)/decrease in inventories	(166.2)	(30.1)	(125.9)	86.5
Increase in accounts payable	63.9	47.9	112.0	94.9
Increase/(decrease) in accrued expenses and other liabilities	11.2	14.8	(20.5)	(48.2)
Decrease in deferred revenue	(7.0)	(8.6)	(10.9)	(17.9)
Decrease in income taxes	(33.1)	(23.6)	(43.6)	(34.3)
Effect of exchange rate changes on currency swaps	(0.3)	—	0.8	(1.4)

Net cash (used in)/provided by operating activities	(57.7)	54.1	196.9	349.1

Investing activities
Purchase of property, plant and equipment	(21.7)	(9.6)	(33.3)	(24.4)
Purchase of other intangible assets	(3.4)	(3.3)	(7.9)	(6.0)
Proceeds from sale of property, plant and equipment	—	0.1	1.7	0.1

Net cash flows used in investing activities	(25.1)	(12.8)	(39.5)	(30.3)

Financing activities
Proceeds from issue of common shares	1.0	0.9	2.0	0.9
Facility fees paid	(0.3)	—	(1.3)	(9.3)
Proceeds from/(repayment of) short-term borrowings	12.8	3.6	(6.5)	(171.2)
Repayment of long-term debt	—	—	(50.9)	(100.0)

Net cash flows provided by/(used in) financing activities	13.5	4.5	(56.7)	(279.6)

Cash and cash equivalents at beginning of period	485.4	92.8	316.2	96.8
(Decrease)/increase in cash and cash equivalents	(69.3)	45.8	100.7	39.2
Effect of exchange rate changes on cash and cash equivalents	(1.2)	1.0	(2.0)	3.6

Cash and cash equivalents at end of period	414.9	139.6	414.9	139.6

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated statement of shareholders’ equity

	Common shares at par value $million	Additional paid-in capital $million	Other reserves $million	Treasury shares $million	Retained earnings $million	Accumulated other comprehensive loss $million	Total shareholders’ equity $million
Balance at January 30, 2010	15.4	169.9	235.2	(1.1)	1,462.4	(178.2)	1,703.6
Net income	—	—	—	—	95.0	—	95.0
Foreign currency translation	—	—	—	—	—	(2.3)	(2.3)
Changes in fair value of derivative instruments, net	—	—	—	—	—	1.5	1.5
Pension plan, net	—	—	—	—	—	2.0	2.0
Share options exercised	—	1.4	—	1.1	(0.5)	—	2.0
Share-based compensation expense	—	7.2	—	—	—	—	7.2

Balance at October 30, 2010	15.4	178.5	235.2	—	1,556.9	(177.0)	1,809.0

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Unaudited condensed consolidated statements of comprehensive income/(loss)

	13 weeks ended		39 weeks ended
	October 30, 2010 $million	October 31, 2009 $million	October 30, 2010 $million	October 31, 2009 $million
Net income/(loss)	6.0	(8.7)	95.0	41.6
Foreign currency translation	3.6	(5.8)	(2.3)	26.4
Changes in fair value of derivative instruments	5.6	5.4	2.5	(5.1)
Pension plan	1.0	0.9	2.8	2.7
Deferred tax on items recognized in equity	(2.3)	(1.7)	(1.8)	0.7

Comprehensive income/(loss)	13.9	(9.9)	96.2	66.3

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

Signet Jewelers Limited

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

Correction of immaterial error

During the third quarter of Fiscal 2011, Signet changed its accounting for extended service plans. Previously, revenue from the sale of extended service plans was deferred, net of direct costs arising from the sale, and was recognized in proportion to the historical actual claims incurred. Signet has conducted a review of the claims cost patterns, including estimates of future claims costs expected to be incurred, and concluded that the deferral period required extension and that claims cost is a more appropriate basis for revenue recognition than the number of claims incurred. In addition, Signet now defers all revenues and recognizes direct costs in proportion to the revenue recognized. These changes are in accordance with ASC 605-20-25. The impact resulted in an overstatement of extended service plan revenue and an understatement of deferred revenue. These plans are only sold by the US division and therefore only affect the US segment reporting.

Signet has evaluated the effects individually and in the aggregate and determined that its prior period financial statements are not materially misstated. However, Signet has determined that the cumulative effect of adjusting this in the third quarter of Fiscal 2011 would be material to the Fiscal 2011 financial statements. Therefore, Signet has adjusted the affected prior periods and presented the results in this quarterly report.

As a result of applying this correction, the following consolidated balance sheet, consolidated income statement and consolidated statement of cash flows were impacted as follows:

Signet Jewelers Limited

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

Impact on consolidated balance sheet

	January 30, 2010 $million		October 31, 2009 $million
	Amounts previously reported	As corrected	Amounts previously reported	As corrected
Assets
Current assets:
Other current assets	58.4	75.8	52.1	68.4
Total current assets	2,435.8	2,453.2	2,251.9	2,268.2
Non-current assets:
Other assets	12.6	58.3	12.5	55.1
Deferred tax assets	54.7	112.3	53.9	110.5
Total assets	2,924.2	3,044.9	2,756.8	2,872.3

Liabilities and Shareholders’ equity
Current liabilities:
Deferred revenue	120.1	137.7	103.0	121.2
Total current liabilities	621.3	638.9	570.9	589.1
Non-current liabilities:
Deferred revenue	140.9	338.0	132.4	322.0
Total liabilities	1,126.6	1,341.3	1,070.2	1,278.0
Total shareholders’ equity	1,797.6	1,703.6	1,686.6	1,594.3
Total liabilities and shareholders’ equity	2,924.2	3,044.9	2,756.8	2,872.3

Impact on consolidated income statement

	13 weeks ended October 31, 2009 $million		39 weeks ended October 31, 2009 $million
	Amounts previously reported	As corrected	Amounts previously reported	As corrected
Sales	613.7	611.4	2,087.1	2,076.8
Cost of sales	(447.9)	(448.4)	(1,444.3)	(1,442.6)
Gross margin	165.8	163.0	642.8	634.2
Operating (loss)/income	(3.1)	(5.9)	95.9	87.3
Income before income taxes	(10.5)	(13.3)	69.4	60.8
Income taxes	3.5	4.6	(22.5)	(19.2)
Net (loss)/income	(7.0)	(8.7)	46.9	41.6
(Loss)/earnings per share – basic	$(0.08)	$(0.10)	$0.55	$0.49
– diluted	$(0.08)	$(0.10)	$0.55	$0.49

Impact on consolidated statement of cash flows

	13 weeks ended October 31, 2009 $million		39 weeks ended October 31, 2009 $million
	Amounts previously reported	As corrected	Amounts previously reported	As corrected
Cash flows from operating activities:
Net (loss)/income	(7.0)	(8.7)	46.9	41.6
Adjustments to reconcile net (loss)/income to cash flows provided by operations:
Deferred income taxes	(1.7)	(2.8)	0.4	(2.9)
Changes in operating assets and liabilities:
Changes in other receivables	(0.4)	—	55.4	54.2
Changes in other current assets	(2.4)	(2.3)	(16.3)	(16.8)
Decrease in deferred revenue	(10.9)	(8.6)	(28.2)	(17.9)
Net cash provided by operating activities	54.1	54.1	349.1	349.1

Signet Jewelers Limited

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

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

Disclosures about the credit quality of financing receivables

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20), which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of January 29, 2011, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 30, 2011. Management is currently evaluating the effect that ASU 2010-20 will have on the Company’s future consolidated financial statements.

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

	13 weeks ended		39 weeks ended
	October 30, 2010 $million	October 31, 2009 $million	October 30, 2010 $million	October 31, 2009 $million
Sales:
US	497.0	457.0	1,737.2	1,626.4
UK, Channel Islands & Republic of Ireland	144.8	154.4	429.7	450.4

Total sales	641.8	611.4	2,166.9	2,076.8

Operating income/(loss), net:
US	25.7	2.0	174.8	103.0
UK, Channel Islands & Republic of Ireland	(1.6)	(3.6)	1.7	(3.9)
Unallocated(1)	(5.6)	(4.3)	(14.5)	(11.8)

Total operating income, net	18.5	(5.9)	162.0	87.3

Signet Jewelers Limited

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

	October 30, 2010 $million	January 30, 2010 $million	October 31, 2009 $million
Total assets:
US	2,438.1	2,401.4	2,372.3
UK, Channel Islands & Republic of Ireland	399.8	383.6	422.1
Unallocated	309.7	259.9	77.9

Total assets	3,147.6	3,044.9	2,872.3

(1)	Unallocated principally relates to central costs that are not allocated to the US and UK divisions in Signet’s management accounts.

3. Exchange rates

The exchange rates used in these interim financial statements for the translation of UK pound sterling transactions and balances into US dollars are as follows:

	39 weeks ended October 30, 2010	52 weeks ended January 30, 2010	39 weeks ended October 31, 2009
Income statement (average rate)	1.53	1.59	1.57
Balance sheet (closing rate)	1.60	1.60	1.64

The year-to-date average exchange rate is used to prepare the income statement for the 39 weeks ended October 30, 2010 and is calculated from the weekly average exchange rates weighted by sales of the UK division. The income statement for the 13 weeks ended October 30, 2010 is calculated as the difference between the income statement for the 39 weeks ended October 30, 2010 and the previously reported income statement for the 26 weeks ended July 31, 2010. Therefore, the third quarter’s income statement includes the impact of the change in the year-to-date exchange rates between these quarter ends.

4. Taxation

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK and certain other foreign jurisdictions. Signet is subject to US federal and state examinations by tax authorities for tax years after October 28, 2006 and is subject to examination by the UK tax authority for tax years after January 31, 2008.

As of January 30, 2010, Signet had approximately $14.9 million of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

During the 39 weeks ended October 30, 2010, agreement was reached in respect of the treatment of certain financing arrangements in the UK and a cash settlement was paid of approximately $1.7 million, excluding interest thereon. A benefit of approximately $2.7 million has been recognized in income tax expense for the 39 weeks ended October 30, 2010.

During the 39 weeks ended October 30, 2010, the statute of limitations expired in the US in respect of the tax year ended October 28, 2006 with no adjustment to taxable income. A benefit of approximately $1.8 million has been recognized in income tax expense for the 39 weeks ended October 30, 2010.

Apart from the above, there has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 39 weeks ended October 30, 2010.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 30, 2010, Signet had accrued interest of $2.2 million and there has been no material change in the amount of accrued interest as of October 30, 2010.

Over the next twelve months, management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of January 30, 2010, due to settlement of the uncertain tax positions with the tax authorities.

Signet Jewelers Limited

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

5. Earnings per share

	13 weeks ended		39 weeks ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net income/(loss) ($million)	6.0	(8.7)	95.0	41.6

Basic weighted average number of shares in issue (million)	85.7	85.4	85.6	85.3
Dilutive effect of share options (million)	0.6	—	0.6	0.3

Diluted weighted average number of shares in issue (million)	86.3	85.4	86.2	85.6

Earnings/(loss) per share – basic	$0.07	$(0.10)	$1.11	$0.49
Earnings/(loss) per share – diluted	$0.07	$(0.10)	$1.10	$0.49

The basic weighted average number of shares excludes shares held by the Employee Stock Ownership Trust or as Treasury Shares as such shares are not considered outstanding and do not qualify for dividends. The effect of this is to reduce the average number of shares in the 13 and 39 week periods ended October 30, 2010 by 10,748 and 11,490 shares respectively (13 and 39 week periods ended October 31, 2009: 60,803 and 74,882 shares respectively). The calculation of fully diluted earnings per share for the 13 and 39 week periods ended October 30, 2010 excludes options to purchase 928,000 and 941,178 shares respectively (13 and 39 week periods ended October 31, 2009: 3,682,313 and 2,787,864 shares respectively) on the basis that their effect on earnings per share was anti-dilutive.

6. Inventories

	October 30, 2010 $million	January 30, 2010 $million	October 31, 2009 $million
Raw materials	7.5	9.5	5.4
Finished goods	1,289.9	1,163.6	1,300.6

Total inventory	1,297.4	1,173.1	1,306.0

7. Deferred revenue

	October 30, 2010 $million	January 30, 2010 $million	October 31, 2009 $million
Warranty deferred revenue	458.4	458.3	436.1
Other	6.4	17.4	7.1

Total deferred revenue	464.8	475.7	443.2

Disclosed as:
Current liabilities	128.1	137.7	121.2
Non-current liabilities	336.7	338.0	322.0

Total deferred revenue	464.8	475.7	443.2

	13 weeks ended		39 weeks ended
	October 30, 2010 $million	October 31, 2009 $million	October 30, 2010 $million	October 31, 2009 $million
Warranty deferred revenue, beginning of period	465.9	444.6	458.3	440.6
Warranties sold	29.7	27.1	110.6	101.2
Revenues recognized	(37.2)	(35.6)	(110.5)	(105.7)

Warranty deferred revenue, end of period	458.4	436.1	458.4	436.1

Signet Jewelers Limited

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

8. Derivative instruments and hedging activities

Signet is exposed to foreign currency exchange risk arising from various currency exposures. Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of October 30, 2010 was $46.9 million (January 30, 2010: $37.2 million; October 31, 2009: $56.3 million). These contracts have been designated as cash flow hedges and will be settled over the next 15 months (January 30, 2010: 17 months; October 31, 2009: 21 months).

Signet enters into forward purchase contracts and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of October 30, 2010 was $75.3 million (January 30, 2010: $100.0 million; October 31, 2009: $47.4 million). These contracts have been designated as cash flow hedges and will be settled over the next 15 months (January 30, 2010: 12 months; October 31, 2009: 15 months).

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

On October 28, 2010, Signet entered into an interest rate protection agreement in relation to the prepayment of the $229.1 million of outstanding Fixed Rate Investor Certificate Notes (the “Private Placement Notes”) on November 26, 2010. This prepayment required the payment of a premium determined by the ‘Make Whole’ provision in the agreement governing the Private Placement Notes. The ‘Make Whole’ was determined by reference to medium term US Treasury yields on November 23, 2010 and therefore without this protection agreement Signet would have been exposed to the changes in US Treasury yields between October 27, 2010, the notification date of the prepayment, and November 23, 2010, the date the ‘Make Whole’ was determined.

The notional value of the interest rate protection agreement is $267.9 million and as at October 30, 2010 the fair value of the agreement was $0.0 million. The agreement terminated on November 23, 2010.

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of October 30, 2010, the Company believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
		Fair value
	Balance sheet location	October 30, 2010 $million	January 30, 2010 $million	October 31, 2009 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	0.3	0.6	2.2
Commodity contracts	Other current assets	6.9	2.4	5.4

		7.2	3.0	7.6

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	—	—

		—	—	—

Total derivative assets		7.2	3.0	7.6

Signet Jewelers Limited

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

	Derivative liabilities
		Fair value
	Balance sheet location	October 30, 2010 $million	January 30, 2010 $million	October 31, 2009 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(1.0)	(0.4)	(1.3)
Commodity contracts	Other current liabilities	—	(1.6)	(0.1)

		(1.0)	(2.0)	(1.4)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.4)	—	(0.1)

		(0.4)	—	(0.1)

Total derivative liabilities		(1.4)	(2.0)	(1.5)

The following tables summarize the effect of derivative instruments on the unaudited condensed consolidated income statements:

	Amount of gain/(loss) recognized in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended			13 weeks ended
	October 30, 2010 $million	October 31, 2009 $million		October 30, 2010 $million	October 31, 2009 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	(1.0)	0.9	Cost of sales	1.0	0.8
Commodity contracts	10.6	6.7	Cost of sales	3.0	1.4

Total	9.6	7.6		4.0	2.2

	Amount of gain/(loss) recognized in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	39 weeks ended			39 weeks ended
	October 30, 2010 $million	October 31, 2009 $million		October 30, 2010 $million	October 31, 2009 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	(0.5)	(5.1)	Cost of sales	3.9	5.1
Commodity contracts	17.0	4.6	Cost of sales	10.1	(0.5)

Total	16.5	(0.5)		14.0	4.6

The ineffective portion of hedging instruments taken into other operating income, net in the 13 and 39 weeks ended October 30, 2010 was $0.0 million and a $0.4 million profit respectively (13 and 39 weeks ended October 31, 2009: $0.0 million).

Signet Jewelers Limited

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

		Amount of gain/(loss) recognized in income on derivatives
	Location of gain/(loss) recognized in income on derivatives	13 weeks ended
		October 30, 2010 $million	October 31, 2009 $million
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	0.1	—

Total		0.1	—

		Amount of gain/(loss) recognized in income on derivatives
	Location of gain/(loss) recognized in income on derivatives	39 weeks ended
		October 30, 2010 $million	October 31, 2009 $million
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	(0.4)	—

Total		(0.4)	—

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

Level 1 - quoted market prices in active markets for identical assets and liabilities

Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 - unobservable inputs that are not corroborated by market data

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	October 30, 2010 $million		January 30, 2010 $million		October 31, 2009 $million
	Carrying Value	Significant other observable inputs (Level 2)	Carrying Value	Significant other observable inputs (Level 2)	Carrying Value	Significant other observable inputs (Level 2)
Assets:
Forward foreign currency contracts and swaps	0.3	0.3	0.6	0.6	2.2	2.2
Forward commodity contracts	6.9	6.9	2.4	2.4	5.4	5.4
Liabilities:
Borrowings	(266.7)	(311.9)	(324.1)	(371.3)	(300.3)	(317.8)
Forward foreign currency contracts and swaps	(1.4)	(1.4)	(0.4)	(0.4)	(1.4)	(1.4)
Forward commodity contracts	—	—	(1.6)	(1.6)	(0.1)	(0.1)

The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, current foreign currency forward rates or current commodity forward rates. These are held as assets and liabilities within other receivables and other payables, and all contracts have a maturity of less than 15 months. At October 30, 2010, Signet held $229.1 million (January 30, 2010 and October 31, 2009: $280.0 million) of Private Placement Notes under a Note Purchase Agreement. The fair value of this debt is determined by discounting to present value the known future coupon and final Note redemption amounts at market yields as of the balance sheet date. The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts. See Notes 12 and 13.

Signet Jewelers Limited

Notes to the interim unaudited condensed consolidated financial statements—(Continued)

9. Pensions

Signet operates a defined benefit pension scheme in the UK (the “Group Scheme”). The components of net periodic pension cost were as follows:

	13 weeks ended		39 weeks ended
	October 30, 2010 $million	October 31, 2009 $million	October 30, 2010 $million	October 31, 2009 $million
Components of net periodic benefit cost:
Service cost	1.3	1.1	3.9	3.2
Interest cost	2.6	2.7	7.5	7.9
Expected return on Group Scheme assets	(3.2)	(2.8)	(9.2)	(8.2)
Amortization of unrecognized prior service credit	(0.2)	(0.3)	(0.7)	(0.8)
Amortization of unrecognized actuarial loss	1.2	1.3	3.5	3.5

Net periodic benefit cost	1.7	2.0	5.0	5.6

In the 39 weeks to October 30, 2010, Signet contributed $10.0 million to the Group Scheme and expects to contribute a minimum aggregate of $13.3 million at current exchange rates to the Group Scheme in Fiscal 2011. These contributions are in accordance with a deficit recovery plan that was in response to the funding deficit indicated by the April 5, 2009 actuarial valuation.

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

11. Share-based compensation expense

Signet recorded net share-based compensation expense of $3.2 million and $7.7 million for the 13 and 39 weeks ended October 30, 2010 respectively ($1.2 million and $4.3 million for the 13 and 39 weeks ended October 31, 2009 respectively). This is after charging $0.5 million and $0.5 million for the 13 and 39 weeks ended October 30, 2010 respectively ($0.0 million and $0.1 million for the 13 and 39 weeks ended October 31, 2009 respectively), that relates to the change in fair value during the period of certain awards that have an inflation related performance condition and are accounted for as liability awards.

12. Loans, overdrafts and long-term debt

At October 30, 2010, $229.1 million aggregate principal amount of Private Placement Notes were outstanding.

Signet maintains a $300 million revolving credit facility with a maturity date of June 26, 2013. In October 2010, this facility was amended to eliminate the obligation to reduce the amount of the facility by 60% of any reduction in net debt from the prior year; revise the fixed charge cover covenant as defined in the agreement to 1.55:1 for the remaining duration of the agreement; delete the annual limit on capital expenditure; increase the aggregate costs of assets that may be acquired in any fiscal year to $50.0 million and remove any restrictions on payments of dividends and share repurchases. At October 30, 2010 and October 31, 2009, no amounts were outstanding under this facility.

13. Subsequent events

On October 27, 2010, Signet notified the holders of its Private Placement Notes (the “Notes”) that it was exercising its right to prepay in full the $229.1 million of outstanding Notes on November 26, 2010 (the “Prepayment Date”). The prepayment required the payment of all accrued interest up to the Prepayment Date, plus a premium determined by the ‘Make Whole’ provision contained in the agreement governing the Notes. The ‘Make Whole’ premium of $47.5 million (including the cost of an interest rate protection agreement) was determined on November 23, 2010. The payment will be reflected in Signet’s results for the fourth quarter of Fiscal 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in calculating pension assets, and risks relating to Signet being a Bermuda corporation.

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

In the US, Signet operated 1,342 stores in 50 states at October 30, 2010. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”).

In the UK, the stores trade as “H.Samuel,” “Ernest Jones” and “Leslie Davis,” and are situated in prime “High Street” locations (main shopping thoroughfares with high pedestrian traffic) or major shopping malls. The UK division operated 544 stores at October 30, 2010, including 14 stores in the Republic of Ireland and 3 in the Channel Islands.

On September 29, 2010, Michael (“Mike”) Barnes was appointed Chief Executive Officer, effective January 30, 2011. He will join Signet on December 1, 2010 as Chief Executive Officer Designate and will be based in Akron, Ohio. He will succeed Terry Burman who will retire, as previously announced, on January 29, 2011. Mike Barnes has been with Fossil, Inc. (a global design, marketing and distribution company that specializes in consumer fashion accessories including; watches, jewelry, handbags, small leather goods, belts, sunglasses and clothing) for over twenty-five years, most recently serving as President, Chief Operating Officer and a Director.

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

Exchange translation impact

Signet has historically used constant exchange rates to compare period-to-period changes in certain financial data. Management considers this a useful measure for analyzing and explaining changes and trends in Signet’s results. The impact of the re-calculation of sales; cost of sales; gross margin; selling, general and administrative expenses; operating income; income before income taxes; net income and earnings per share at constant exchange rates, including a reconciliation to Signet’s US GAAP results, is analyzed below.

	13 weeks ended		Change as reported %	Impact of exchange rate movement $million	At constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non-GAAP) %
	October 30, 2010 $million	October 31, 2009 $million
US	497.0	457.0	8.8%	—	457.0	8.8%
UK, Channel Islands & Republic of Ireland	144.8	154.4	(6.2)%	(5.7)	148.7	(2.6)%

Sales	641.8	611.4	5.0%	(5.7)	605.7	6.0%
Cost of sales	(448.2)	(448.4)	0.0%	4.1	(444.3)	0.9%

Gross margin	193.6	163.0	18.8%	(1.6)	161.4	20.0%
Selling, general and administrative expenses	(201.5)	(197.3)	2.1%	1.7	(195.6)	3.0%
Other operating income, net	26.4	28.4	(7.0)%	—	28.4	(7.0)%

Operating income/(loss), net	18.5	(5.9)	nm	0.1	(5.8)	nm
Interest income	0.3	—	nm	—	—	nm
Interest expense	(6.8)	(7.4)	(8.1)%	—	(7.4)	(8.1)%

Income/(loss) before income taxes	12.0	(13.3)	nm	0.1	(13.2)	nm
Income taxes	(6.0)	4.6	nm	(0.1)	4.5	nm

Net income/(loss)	6.0	(8.7)	nm	—	(8.7)	nm

Earnings/(loss) per share – basic	$0.07	$(0.10)	nm	—	$(0.10)	nm
Earnings/(loss) per share – diluted	$0.07	$(0.10)	nm	—	$(0.10)	nm

Operating income/(loss), net
US	25.7	2.0	nm	—	2.0	nm
UK, Channel Islands & Republic of Ireland	(1.6)	(3.6)	(55.6)%	—	(3.6)	(55.6)%
Unallocated	(5.6)	(4.3)	(30.2)%	0.1	(4.2)	(33.3)%

Operating income/(loss), net	18.5	(5.9)	nm	0.1	(5.8)	nm

nm = not material

	39 weeks ended		Change as reported %	Impact of exchange rate movement $million	At constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non-GAAP) %
	October 30, 2010 $million	October 31, 2009 $million
US	1,737.2	1,626.4	6.8%	—	1,626.4	6.8%
UK, Channel Islands & Republic of Ireland	429.7	450.4	(4.6)%	(11.5)	438.9	(2.1)%

Sales	2,166.9	2,076.8	4.3%	(11.5)	2,065.3	4.9%
Cost of sales	(1,442.5)	(1,442.6)	0.0%	8.4	(1,434.2)	0.6%

Gross margin	724.4	634.2	14.2%	(3.1)	631.1	14.8%
Selling, general and administrative expenses	(643.7)	(633.9)	1.5%	3.4	(630.5)	2.1%
Other operating income, net	81.3	87.0	(6.6)%	—	87.0	(6.6)%

Operating income, net	162.0	87.3	85.6%	0.3	87.6	84.9%
Interest income	0.6	0.7	(14.3)%	—	0.7	(14.3)%
Interest expense	(21.8)	(27.2)	(19.9)%	—	(27.2)	(19.9)%

Income before income taxes	140.8	60.8	131.6%	0.3	61.1	130.4%
Income taxes	(45.8)	(19.2)	138.5%	(0.1)	(19.3)	137.3%

Net income	95.0	41.6	128.4%	0.2	41.8	127.3%

Earnings per share – basic	$1.11	$0.49	126.5%	—	$0.49	126.5%
Earnings per share – diluted	$1.10	$0.49	124.5%	—	$0.49	124.5%

Operating income, net
US	174.8	103.0	69.7%	—	103.0	69.7%
UK, Channel Islands & Republic of Ireland	1.7	(3.9)	nm	—	(3.9)	nm
Unallocated	(14.5)	(11.8)	22.9%	0.3	(11.5)	26.1%

Operating income, net	162.0	87.3	85.6%	0.3	87.6	84.9%

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

	October 30, 2010 $million	January 30, 2010 $million	October 31, 2009 $million
Long-term debt	—	(280.0)	(280.0)
Loans and overdrafts	(266.7)	(44.1)	(20.3)

	(266.7)	(324.1)	(300.3)
Cash and cash equivalents	414.9	316.2	139.6

Net cash/(net debt)	148.2	(7.9)	(160.7)

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

	13 weeks ended		39 weeks ended
	October 30, 2010 $million	October 31, 2009 $million	October 30, 2010 $million	October 31, 2009 $million
Net cash (used in)/provided by operating activities	(57.7)	54.1	196.9	349.1
Net cash flows used in investing activities	(25.1)	(12.8)	(39.5)	(30.3)

Free cash flow	(82.8)	41.3	157.4	318.8

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 20101 Annual Report on Form 10-K.

The consumer environment in both the US and the UK remained challenging in the third quarter, however the business continued to utilize its competitive advantages and strong balance sheet to improve sales and enhance operating margins. As a result, Signet’s third quarter results returned to a profit in Fiscal 2011, after reporting a loss for the third quarters of Fiscal 2009 and 2010.

Third Quarter Highlights (“third quarter” is the 13 weeks to October 30, 2010)

•	Same store sales: up 7.2%, US division up 9.7%

•	Income before income taxes: $12.0 million, up $25.3 million

•	Basic and diluted earnings per share: $0.07, up $0.17

•	Prepayment of private placement notes announced, which will improve financial and operational flexibility

•

Free cash flow[1] now anticipated to be at upper end of previously announced $225 million to $275 million target range for Fiscal 2011[2]   before the prepayment of private placement notes and resultant $47.5 million ‘Make Whole’ payment

Year To Date Highlights (“year to date” is the 39 weeks to October 30, 2010)

•	Same store sales: up 5.8%

•	Income before income taxes: $140.8 million, up 131.6%

•	Basic and diluted earnings per share: $1.11 and $1.10 respectively, up 126.5% and 124.5%

1	Non-GAAP measure, see page 16.
2	Fiscal 2010 is the year ended January 30, 2010 and Fiscal 2011 is the year ending January 29, 2011.

Certain operating data as a percentage of sales were as follows:

Table 1

	Third Quarter		Year To Date
	Fiscal 2011%	Fiscal 2010%	Fiscal 2011%	Fiscal 2010%
Sales	100.0	100.0	100.0	100.0
Cost of sales	(69.8)	(73.3)	(66.6)	(69.5)

Gross margin	30.2	26.7	33.4	30.5
Selling, general and administrative expenses	(31.4)	(32.3)	(29.7)	(30.5)
Other operating income	4.1	4.6	3.8	4.2

Operating income/(loss), net	2.9	(1.0)	7.5	4.2
Net financing costs	(1.0)	(1.2)	(1.0)	(1.3)

Income/(loss) before income taxes	1.9	(2.2)	6.5	2.9
Income taxes	(1.0)	0.8	(2.1)	(0.9)

Net income/(loss)	0.9	(1.4)	4.4	2.0

Sales

Same store sales were up 7.2%, compared to a decline of 1.8% in the third quarter last year. In the year to date, same store sales increased 5.8%, compared to a decline of 3.4% in the comparable period last year. Total sales rose by 5.0% to $641.8 million in the third quarter (13 weeks to October 31, 2009: $611.4 million), reflecting an underlying increase of 6.0% at constant exchange rates; non-GAAP measure, see page 16. In the year to date, total sales rose by 4.3% to $2,166.9 million (39 weeks to October 31, 2009: $2,076.8 million). The increase at constant exchange rates was 4.9%; non-GAAP measure, see page 16. The breakdown of the sales performance is set out in Table 2 below.

Table 2

	Third Quarter			Year To Date
	US	UK	Signet	US	UK	Signet
Sales, million	$497.0	$144.8	$641.8	$1,737.2	$429.7	$2,166.9
% of total	77.4%	22.6%	100.0%	80.2%	19.8%	100.0%

	US %	UK %	Signet %	US %	UK %	Signet %
Change in sales
Same store sales	9.7	(0.6)	7.2	7.5	(0.5)	5.8
Change in store space	(0.9)	(2.0)	(1.2)	(0.7)	(1.6)	(0.9)

Total at constant exchange rates	8.8	(2.6)	6.0	6.8	(2.1)	4.9
Exchange translation[1]	—	(3.6)	(1.0)	—	(2.5)	(0.6)

Change in total sales as reported	8.8	(6.2)	5.0	6.8	(4.6)	4.3

1	See page 16.

In the third quarter of Fiscal 2011, the US division’s sales were $497.0 million (13 weeks to October 31, 2009: $457.0 million) up by 8.8%, and same store sales rose by 9.7% compared to a decline of 2.3% in the third quarter last year. In the year to date, sales were up by 6.8% to $1,737.2 million (39 weeks to October 31, 2009: $1,626.4 million) and same store sales rose by 7.5% compared to a decline of 3.5% in the prior year period. See Table 3 below for analysis.

In the third quarter and in the year to date, the US division benefited from its competitive advantages, with many of its middle market competitors being operationally or financially constrained. The bridal category and differentiated products performed well. Jared also benefited from a recovery in spending among US households with above average incomes and the expansion of the Pandora range in November 2009.

Table 3

			Change from previous year
Third quarter Fiscal 2011	Sales	Average unit selling price[1]	Total sales	Same store sales	Average unit selling price[1]
Kay	$276.3m	$413	7.4%	8.6%	6.6%
Regional brands	$56.3m	$413	(5.0)%	2.6%	4.6%
Jared	$164.4m	$867	16.9%	14.3%	6.9%

US division	$497.0m	$484	8.8%	9.7%	8.0%

Year to date Fiscal 2011
Kay	$984.1m	$352	4.3%	4.9%	5.9%
Regional brands	$197.0m	$362	(6.6)%	2.2%	0.9%
Jared	$556.1m	$784	17.8%	14.8%	5.3%

US division	$1,737.2m	$415	6.8%	7.5%	4.5%

1	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.

In the third quarter of Fiscal 2011, the UK division’s sales were down by 6.2% to $144.8 million (13 weeks to October 31, 2009: $154.4 million), reflecting an underlying decrease of 2.6% at constant exchange rates; non-GAAP measure, see page 16. Same store sales were down 0.6%, similar to the decline of 0.2% in the prior year period. In the year to date, sales were down by 4.6% to $429.7 million (39 weeks to October 31, 2009: $450.4 million), and down 2.1% at constant exchange rates; non-GAAP measure, see page 16. Same store sales decreased by 0.5%, compared to a decline of 3.0% in the prior year period. See Table 4 below for analysis.

Table 4

				Change from previous year
Third quarter Fiscal 2011	Sales	Average Unit selling price[1,2]	Total sales	Sales at constant exchange rates[3,4]	Same store sales	Average unit selling price[2]
H.Samuel	$76.0m	£58	(6.4)%	(2.8)%	(1.6)%	8.3%
Ernest Jones[5]	$68.8m	£267	(3.3)%	0.4%	0.4%	7.8%

UK division	$144.8m	£93	(6.2)%	(2.6)%	(0.6)%	10.6%

Year to date Fiscal 2011
H.Samuel	$224.0m	£57	(5.3)%	(2.8)%	(1.6)%	10.0%
Ernest Jones[5]	$205.7m	£260	(1.9)%	0.7%	0.8%	9.6%

UK division	$429.7m	£92	(4.6)%	(2.1)%	(0.5)%	11.4%

1

The average unit selling price[2] in the third quarter for H.Samuel was $89, for Ernest Jones was $409 and for the UK division was $142. The average unit selling price[2] in the year to date for H.Samuel was $87, for Ernest Jones was $398 and for the UK division was $141.

2	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.
3	Non-GAAP measure, see page 16.
4	The exchange translation impact on the total sales of H.Samuel was (3.6)% and (2.5)%, and for Ernest Jones was (3.7)% and (2.6)%, respectively for the three and nine month periods ended October 30, 2010.
5	Includes stores trading as Leslie Davis.

H.Samuel’s and Ernest Jones’ same store sales performance in the third quarter of Fiscal 2011 were both similar to the first half. The charm bracelet category continued to perform well, as did gold rings. In the third quarter, average unit selling price, excluding the charm bracelet category, increased by 10.6%, and by 11.4% in the year to date, primarily reflecting the impact of price increases implemented to largely counter pressure on gross merchandise margin.

Gross margin

Gross margin was $193.6 million for the third quarter (13 weeks to October 31, 2009: $163.0 million) and $724.4 million for the year to date (39 weeks to October 31, 2009: $634.2 million), up by 18.8% and by 14.2% respectively. Gross margin rate increased by 350 basis points in the third quarter and by 290 basis points in the year to date, see Table 1 above. The gross merchandise margin improved by 70 basis points in the third quarter and by 80 basis points in the year to date, driven by price increases and lower diamond costs, which more than offset the impact of higher gold costs and the weakness of pound sterling against the US dollar. The net bad debt to sales ratio again improved compared to the comparable quarter last year. Leverage of store occupancy costs in the US also benefited gross margin.

In the third quarter and in the year to date, the US division’s gross merchandise margin rate was up compared to the prior year period by 90 basis points and 110 basis points respectively. The gross merchandise margin rate benefited from selective price increases implemented in the first and third quarters of Fiscal 2010, lower average diamond inventory costs, and reduced price discounting; more than offsetting a higher cost of gold. It is now expected that the US division’s gross merchandise margin rate in Fiscal 2011 will be at least at the same level as in Fiscal 2010.

In the US division, credit participation was 60.0% in the third quarter (13 weeks to October 31, 2009: 59.7%) and 55.7% year to date (39 weeks to October 31, 2009: 55.6%). The net bad debt to total sales ratio was 5.9% in the third quarter (13 weeks to October 31, 2009: 8.4%). In the year to date, the ratio was 4.4% (39 weeks to October 31, 2009: 6.0%). The reduction reflected a more stable rate of employment and a continuation of the improved receivables performance that began in the fourth quarter of Fiscal 2010. The average monthly collection rate was 12.1% in the third quarter and 12.8% in the year to date (13 weeks to October 31, 2009: 12.0% and 39 weeks to October 31, 2009: 12.6%). US net accounts receivable at October 30, 2010 was $763.9 million (October 31, 2009: $722.1 million), reflecting higher sales in the US division.

In the third quarter, the UK division’s gross merchandise margin was unchanged from the prior year period, and was down by 30 basis points year to date. The impact of a weak pound sterling to US dollar exchange rate, an increase in the cost of gold and a higher value added tax rate were largely offset by a number of price increases in the past year. For Fiscal 2011, the gross merchandise margin expectation remains somewhat below that of Fiscal 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses were $201.5 million for the third quarter (13 weeks to October 31, 2009: $197.3 million) and $643.7 million for the year to date (39 weeks to October 31, 2009: $633.9 million), up by 2.1% and 1.5% respectively. Selling, general and administrative expenses as a percentage of sales decreased by 90 basis points in the third quarter and 80 basis points in the year to date compared to the comparable periods in Fiscal 2010. Tight expense control combined with leverage of selling expenses more than made up for a non-recurring $5.0 million benefit to expenses in the third quarter of Fiscal 2010 and $15 million in the 39 weeks to October 31, 2009, due to a change in vacation entitlement policy. In the fourth quarter of Fiscal 2010, there was a non-recurring charge of $1.6 million due to this change.

US and UK selling, general and administrative expenses were tightly controlled in both the quarter and the year to date, but in the US they were impacted by variable expenses, including compensation, related to the level of sales growth achieved. In the fourth quarter, the level of advertising expenditure will be increased from previously anticipated levels.

Other operating income

Other operating income was $26.4 million in the third quarter (13 weeks to October 31, 2009: $28.4 million). For the year to date, other operating income was $81.3 (39 weeks to October 31, 2009: $87.0 million). The reduction in both the third quarter and the year to date primarily reflected the adverse impact of amendments to the Truth in Lending Act.

Operating income

Third quarter operating income was $18.5 million (13 weeks to October 31, 2009: loss $5.9 million), and operating margin was 2.9% (13 weeks to October 31, 2009: (1.0)%). For the year to date, operating income increased by 85.6% to $162.0 million (39 weeks to October 31, 2009: $87.3 million), up 84.9% at constant exchange rates; non-GAAP measure, see page 16. Operating margin was 7.5% for the year to date (39 weeks to October 31, 2009: 4.2%).

With all amendments to the Truth in Lending Act having been implemented, the estimated net direct adverse impact on operating income from the amendments remains $15 million to $17 million in Fiscal 2011.

In the third quarter, the US division’s operating income increased by $23.7 million to $25.7 million (13 weeks to October 31, 2009: $2.0 million, which included a $5.0 million non-recurring, favorable impact from a change in vacation entitlement policy). In the year to date, US operating income increased by 69.7% to $174.8 million (39 weeks to October 31, 2009: $103.0 million, which included a $15.0 million non-recurring, favorable impact from a change in vacation entitlement policy). The net direct adverse impact of amendments to the Truth in Lending Act was $3.0 million in the third quarter and $9.8 million in the year to date. The operating margin in the third quarter was 5.2% (13 weeks to October 31, 2009: 0.4%) and 10.1% in the year to date (39 weeks to October 31, 2009: 6.3%).

In the UK division, there was an operating loss of $1.6 million in the third quarter (13 weeks to October 31, 2009: loss $3.6 million) and an operating profit of $1.7 million in the year to date (39 weeks to October 31, 2009: loss $3.9 million).

In the third quarter, unallocated costs, principally central costs not allocated to the US or UK division in Signet’s management accounts, were $5.6 million (13 weeks to October 31, 2009: $4.3 million) and were $14.5 million in the year to date (39 weeks to October 31, 2009: $11.8 million). In Fiscal 2011, there are anticipated to be additional costs of about $2 million related to the relocation of certain central functions to the US from the UK. In the fourth quarter of Fiscal 2011, an additional expense, currently estimated at $7 million to $9 million, will be incurred primarily arising from the appointment of a new chief executive officer, whose contract includes compensation for amounts foregone from his prior employment.

Interest income and expense

Interest income was $0.3 million for the third quarter (13 weeks to October 31, 2009: $nil) and $0.6 million for the year to date (39 weeks to October 31, 2009: $0.7 million). Very low interest rates meant that the increase in cash had little impact on interest income. Interest expense declined by $0.6 million to $6.8 million for the third quarter (13 weeks to October 31, 2009: $7.4 million). Interest expense for the year to date was $21.8 million (39 weeks to October 31, 2009: $27.2 million). Interest expense largely related to Private Placement Notes incurring a blended fixed rate of interest of 8.11%. Both the third quarter and the year to date benefited from the repayment of $50.9 million of Private Placement Notes on March 9, 2010, and lower fees.

Income before income taxes

Income before income taxes was $12.0 million for the third quarter (13 weeks to October 31, 2009: loss $13.3 million). Income before income taxes was $140.8 million for the year to date (39 weeks to October 31, 2009: $60.8 million), an increase of 131.6%.

Provision for income taxes

The charge to income taxes for the year to date was $45.8 million (39 weeks to October 31, 2009: $19.2 million), being an effective tax rate of 32.5%, which reflects the recognition of $4.5 million previously unrecognized tax benefit in the second quarter of Fiscal 2011. The charge to income taxes in the third quarter was $6.0 million (13 weeks to October 31, 2009: $4.6 million credit), being an effective tax rate of 50.0%. The anticipated effective tax rate for Fiscal 2011 is currently estimated to be 32.5% (Fiscal 2010: 31.8%).

Net income

Net income was $6.0 million for the third quarter (13 weeks to October 31, 2009: loss $8.7 million), and $95.0 million for the year to date (39 weeks to October 31, 2009: $41.6 million), an increase of 128.4%.

Earnings per share

Basic and diluted earnings per share were both $0.07 for the third quarter (13 weeks to October 31, 2009: both $0.10 loss per share). Basic and diluted earnings per share were $1.11 and $1.10 for the year to date (39 weeks to October 31, 2009: both $0.49), an increase of 126.5% and 124.5% from the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•	Prepayment of private placement notes announced, which will improve financial and operational flexibility

•	Net cash[1] of $148.2 million at October 30, 2010 compared to net debt[1] of $160.7 million at October 31, 2009 and $7.9 million at January 30, 2010;

•

Free cash flow[1] now anticipated to be at upper end of previously announced $225 million to $275 million target range for Fiscal 2011 before the prepayment of private placement notes and resultant $47.5 million ‘Make Whole’ payment

1	Non-GAAP measure, see page 16.

Set out in Table 5 is a summary of Signet’s cash flows for the year to date for Fiscal 2011 and Fiscal 2010. Table 6 sets out a reconciliation of the change in net cash/net debt; non-GAAP measure, see page 16.

Table 5

	39 weeks to
	October 30, 2010	October 31, 2009
	$million	$million
Summary cash flow
Net income	95.0	41.6
Adjustments to reconcile net income to net cash provided by operations	94.5	95.0

Net income adjusted for non-cash items[1]	189.5	136.6
Changes in operating assets and liabilities	7.4	212.5

Net cash provided by operating activities	196.9	349.1
Net cash flows used in investing activities	(39.5)	(30.3)

Free cash flow[1]	157.4	318.8
Facility fees paid	(1.3)	(9.3)
Net change in Common Shares[2]	2.0	0.9

	158.1	310.4
Repayment of debt during period[3]	(57.4)	(271.2)

Increase in cash and cash equivalents	100.7	39.2

1	Non-GAAP measure, see page 16.
2	Proceeds from issuance of Common Shares less purchase of treasury shares.
3	Repayments of short-term borrowings and long-term debt.

Table 6

	39 weeks to
	October 30, 2010	October 31, 2009
	$million	$million
Reconciliation of changes in net debt/net cash[1]
Repayment of debt during period[2]	57.4	271.2
Increase in cash and cash equivalents	100.7	39.2

Change in net debt during the period	158.1	310.4
(Net debt)[1] at start of period	(7.9)	(470.7)

Net cash/(net debt)[1] at end of period before effect of exchange rate changes	150.2	(160.3)
Effect of exchange rate changes on cash & cash equivalents	(2.0)	3.6
Effect of exchange rate changes on debt	—	(4.0)

Net cash/(net debt)[1]	148.2	(160.7)

1	Non-GAAP measure, see page 16.
2	Repayments of short-term borrowings and long-term debt.

Operating activities

During the 39 weeks to October 30, 2010, net income and net income adjusted for non-cash items was $95.0 million and $189.5 million (39 weeks to October 31, 2009: $41.6 million and $136.6 million); non-GAAP measure, see page 16. The $53.4 million increase in net income reflected the improved operating performance of the business. Changes in operating assets and liabilities generated cash flows of $7.4 million (39 weeks to October 31, 2009: $212.5 million). Inventories increased by $125.9 million (39 weeks to October 31, 2009: decreased by $86.5 million) as a result of seasonality. In Fiscal 2010, an inventory realignment program was undertaken by management. Accounts receivable decreased by $87.6 million (39 weeks to October 31, 2009: $95.5 million), primarily reflecting seasonality partly offset by sales growth.

Investing activities

Year to date net cash flow used in investing activities was $39.5 million (39 weeks to October 31, 2009: $30.3 million), nearer to a maintenance level of investment. The US division used $33.5 million (39 weeks to October 31, 2009: $22.8 million) and the UK division used $6.0 million (39 weeks to October 31, 2009: $7.5 million).

Stores opened and closed in the 39 weeks to October 30, 2010, together with planned changes for the balance of Fiscal 2011 are set out below in Table 7.

Table 7

	Kay mall	Kay Off-mall	Regionals	Jared[1]	Total	Annual net space change
January 30, 2010	794	129	260	178	1,361	(1)%
Opened	1	1	—	2	4
Closed	(11)	(3)	(9)	—	(23)

October 30, 2010	784	127	251	180	1,342
Openings, planned	2	1	—	—	3
Closures, forecast	(2)	—	(26)	—	(28)

January 29, 2011	784	128	225	180	1,317	(2)%

1	A Jared store is equivalent in size to just over four mall stores.

	H.Samuel	Ernest Jones[1]	Total	Annual net space change
January 30, 2010	347	205	552	(1)%
Opened	—	—	—
Closed	(5)	(3)	(8)

October 30, 2010	342	202	544
Openings, planned	—	—	—
Closures, forecast	(5)	(2)	(7)

January 29, 2011	337	200	537	(2)%

1	Includes stores trading as Leslie Davis.

Free cash flow

Year to date positive free cash flow was $157.4 million (39 weeks to October 31, 2009: $318.8 million); non-GAAP measure, see page 16, with the increase in net income adjusted for non-cash items offset by a lower inflow from changes in operating assets and liabilities. In the fourth quarter of Fiscal 2011, accounts receivable are expected to increase due to the seasonal nature of sales. Reflecting better than planned net income in the year to date and an expectation that in the balance of the year working capital will continue to be tightly managed, positive free cash flow for Fiscal 2011, before the prepayment of Private Placement Notes and resultant $47.5 million ‘Make Whole’ payment, is now anticipated to be towards the top end of the previously indicated range of $225 million to $275 million.

Financing activities

During the 39 weeks to October 30, 2010, $2.0 million (39 weeks to October 31, 2009: $0.9 million) was received for the issuance of Common Shares pursuant to Signet’s equity compensation programs.

Movement in cash and indebtedness

Debt at October 30, 2010 was $266.7 million (October 31, 2009: $300.3 million), with cash and cash equivalents of $414.9 million (October 31, 2009: $139.6 million). Net cash at October 30, 2010 was $148.2 million (October 31, 2009: net debt $160.7 million); non-GAAP measure, see page 16. On March 9, 2010, Signet made a repayment at par of $50.9 million of Private Placement Notes.

Signet maintains a $300 million revolving credit facility expiring in June, 2013. On March 9, 2010, the facility was reduced from $370 million to its current level. In October 2010, this facility was amended to eliminate the obligation to reduce the amount of the facility by 60% of any reduction in net debt from the prior year end, revise the fixed charge cover covenant as defined in the agreement to 1.55:1 for the remaining duration of the agreement, delete the annual limit on capital expenditure, increase the aggregate cost of assets that may be acquired in any fiscal year to $50.0 million and remove any restrictions on payment of dividends or share repurchases. The facility was undrawn at October 30, 2010 and at October 31, 2009.

On October 27, 2010, Signet notified the holders of its Private Placement Notes (the “Notes”) that it was exercising its right to prepay in full the $229.1 million of outstanding Notes on November 26, 2010 (the “Prepayment Date”). This will result in a reduction in interest expense of $101.7 million over the remaining term of the Notes. The prepayment required the payment of all accrued interest up to the Prepayment Date, plus a premium determined by the ‘Make Whole’ provision contained in the agreement governing the Notes. The ‘Make Whole’ premium of $47.5 million (including the cost of an interest rate protection agreement) was determined on November 23, 2010, and was dependent on medium term US Treasury yields. The payment will be reflected in Signet’s results for the fourth quarter of Fiscal 2011 and is anticipated to have a net $0.32 adverse impact on diluted earnings per share. The impact on earnings in Fiscal 2011 includes a $0.02 per share benefit from the elimination of interest expense on the Notes from November 26, 2010 as a result of the prepayment. In the fiscal year ending January 28, 2012 (“Fiscal 2012”), the prepayment is estimated to result in a benefit to diluted earnings per share of $0.13.

The Notes were the only material borrowings by Signet during the quarter. Signet has significant amounts of cash and cash equivalents invested in several ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and are for various durations of up to one month and have an average duration of under seven days.

OBLIGATIONS AND COMMITMENTS

Except for the prepayment of Private Placement Notes detailed above, the Company’s contractual obligations and commitments at October 30, 2010 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 30, 2010, filed with the SEC on March 30, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a multinational organization. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no material changes to the policies and estimates as discussed in Signet’s Annual Report on Form 10-K for the year ended January 30, 2010, filed with the SEC on March 30, 2010, except as disclosed in Note 1, “Correction of immaterial error” in Item 1 of this Report.

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

Signet’s market risk profile as of October 30, 2010 has not materially changed since January 30, 2010. The market risk profile as of January 30, 2010 is disclosed in Signet’s Fiscal 2010 Annual Report on Form 10-K, filed with the SEC on March 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 30, 2010.

Changes in Internal Control over Financial Reporting

During the third quarter of Fiscal 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 10 of the Financial Statements set forth in Part I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2010 Annual Report on Form 10-K.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1	Employment Agreement, dated September 29, 2010, between Sterling Jewelers, Inc, and Michael Barnes (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 1, 2010).

10.2	Letter dated 1 October 2010 from Signet Jewelers Limited addressed to Mr. Mark Light (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 4, 2010).

10.3	Letter dated 1 October 2010 from Signet Jewelers Limited addressed to Mr. Robert Anderson (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed October 4, 2010).

10.4	Amended and Restated Multicurrency Revolving Facilities Agreement dated October 27, 2010 among Signet Jewelers Limited, Signet Group Limited, the borrowers, guarantors, lenders and arrangers named therein, and HSBC Bank plc, as agent for the lenders (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 29, 2010).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the
Sarbanes-Oxley Act of 2002.

101**

The following materials from Signet Jewelers Limited’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010, formatted in XBRL: (i) unaudited condensed consolidated income statements, (ii) unaudited condensed consolidated balance sheets, (iii) unaudited condensed consolidated statements of cash flows, (iv) unaudited condensed consolidated statement of shareholders’ equity (v) unaudited condensed consolidated statements of comprehensive income, and (vi) notes to the interim unaudited condensed consolidated financial statements.

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

	By:	/S/ RONALD RISTAU
November 30, 2010		Ronald Ristau Chief Financial Officer