Form 10-K
period 2011-01-29
SIGNET JEWELERS LTD
filed 2011-03-30
CIK 832988

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2011

Commission file number 1-32349

SIGNET JEWELERS LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Clarendon House

2 Church Street

Hamilton HM11

Bermuda

(441) 296 5872

(Address and telephone number including area code of principal executive offices)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Shares of $0.18 each	The New York Stock Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of July 31, 2010 was $2,547,892,005.

Number of common shares outstanding on March 18, 2011: 86,412,748

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant will incorporate by reference information required in response to Part III, Items 10-14, in its definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of January 29, 2011.

REFERENCES

Unless the context otherwise requires, references to “Signet,” refer to Signet Jewelers Limited (and before September 11, 2008 to Signet Group plc) and its consolidated subsidiaries. References to the “Company” are to Signet Jewelers Limited. References to “Predecessor Company” are to Signet Group plc prior to the reorganization that was effected on September 11, 2008, and financial and other results and statistics for Fiscal 2008 and prior periods relate to Signet prior to such reorganization.

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

Throughout this Annual Report on Form 10-K, financial data has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). However, Signet gives certain additional non-GAAP measures in order to provide increased insight into the underlying or relative performance of the business. An explanation of each non-GAAP measure used can be found in Item 6.

Fiscal Year

Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2013,” “Fiscal 2012,” “Fiscal 2011,” “Fiscal 2010” and “Fiscal 2009” refer to the 53 week period ending February 2, 2013, and the 52 week periods ending January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009 respectively. As used herein, “Fiscal 2007” refers to the 53 week period ending February 3, 2007, “Fiscal 2008,” “Fiscal 2006” and “Fiscal 2005” refer to the 52 week periods ending February 2, 2008, January 28, 2006 and January 29, 2005 respectively.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes”, “should,” “potential,” “may,” “forecast,” “objective,” “plan” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, and risks relating to Signet being a Bermuda corporation.

For a discussion of these risks and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see Item 1A and elsewhere in this Annual Report on Form 10-K. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

SIGNET JEWELERS LIMITED

FISCAL 2011 ANNUAL REPORT ON FORM 10-K

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

Effective January 31, 2010, Signet became a foreign issuer subject to the rules and regulations of the US Securities Exchange Act of 1934 (“Exchange Act”) applicable to domestic US issuers. Prior to this date, Signet was a foreign private issuer and filed with the SEC its annual report on Form 20-F.

Signet’s US division operated 1,317 stores in all 50 states at January 29, 2011. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”). Based on publicly available data, management believes Signet’s US division was the largest specialty jeweler in the US in calendar 2010 with sales approximately twice those of the next biggest such retailer. See page 6 for a detailed description of Signet’s US division and the US jewelry market.

The UK division’s stores trade as “H.Samuel,” “Ernest Jones,” and “Leslie Davis,” and are situated in prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) or major shopping malls. The UK division operated 540 stores at January 29, 2011, including 14 stores in the Republic of Ireland and three in the Channel Islands. Based on publicly filed accounts, management believes Signet’s UK division was the largest specialty retailer of fine jewelry in the UK with sales in calendar 2009 almost twice those of the next biggest such retailer. See page 19 for a detailed description of Signet’s UK division and the UK jewelry market.

Operating principles

Management aims to build long term value by focusing on outstanding customer service and providing a superior merchandise selection in high quality real estate locations. An above-industry-average marketing expenditure to sales ratio and effective advertising is designed to assist in attracting consumers into Signet’s stores. The operating principles that help management achieve these goals are:

•	excellence in execution;

•	test before investing;

•	continuous improvement; and

•	disciplined investment.

Operational execution

Management recognizes that while the level of expenditure on jewelry is discretionary and consumers may trade down in a more challenging economic environment, the expression of romance and appreciation, for example through bridal jewelry and gift giving, remain very important human needs, as is self reward. Therefore, helping to satisfy those needs is central to driving sales. As a result, the training of sales associates to better understand the shopper’s requirements, communicate the value of the merchandise selected and ‘close the sale,’ remains a high priority. Management also aims to increase the attraction of Signet’s store brands to consumers through the use of branded differentiated and exclusive merchandise, while also offering a compelling value proposition in more basic ranges, by utilizing its supply chain and merchandising expertise, scale and balance sheet strength. In addition, management intends to leverage national television advertising and customer relationship marketing, which it believes are the most effective and cost efficient forms of marketing available, to grow its leading share of relevant marketing messages (“share of voice”).

STRATEGY & FINANCIAL OBJECTIVES

Fiscal 2011 was an outstanding year for Signet. In Fiscal 2012, profit growth and generation of strong cash flow remain priorities. Therefore the strategy in Fiscal 2012 is broadly similar to that of Fiscal 2011. Both the US and the UK divisions are specialty jewelry industry leaders and continue to endeavor to meet customer expectations by further enhancing our competitive advantages. This is expected to increase the performance gap between Signet and others in the sector in the basic retail disciplines of store operations, supply chain management, merchandising, marketing and quality retail estate.

Signet’s strategy in Fiscal 2012 is to:

•	further enhance Signet’s position as the world’s largest specialty retail jeweler through superior execution;

•	improve store productivity;

•	increase investment to strengthen the competitive position of the business; and

•	maintain a strong balance sheet and financial flexibility.

Accordingly, we plan to invest in our sales associates to drive improvements in customer service; continue to develop and expand distribution of branded differentiated and exclusive merchandise; increase advertising expenditure; invest in information systems, including internet technology that will assist the business to execute more efficiently and effectively; seek ways to improve the supply chain; and increase the number of store refurbishments and openings. The goal is to deliver a superior customer experience by being best in class in all areas of the business, as is appropriate for the industry leader.

In setting the financial objectives for Fiscal 2012, consideration was given to the current operating environment which remains challenging with the developments in the US and UK economies becoming increasingly divergent. There is stabilization in the US economy and growth in the US jewelry market. The UK economy is being impacted by pressure on discretionary spending due to the government’s austerity program, which includes an increase in the value added tax rate implemented on January 4, 2011, and higher consumer inflation at a time of limited growth in personal disposable income.

In Fiscal 2012, management’s financial objectives for the business are the following:

•	gain profitable market share;

•	improve gross margin ratio;

•	maintain selling, general and administrative expenses to sales ratio broadly similar to the level of Fiscal 2011, flexing primarily with expenses which vary with sales;

•	capital expenditure of $110 million to $130 million; and

•	positive free cash flow of between $150 million and $200 million; non-GAAP measure, see Item 6.

Management anticipates that the gross margin ratio will benefit from improved store productivity, which is expected to offset the impact of changes in the costs of commodities, in particular the cost of diamonds and gold, and provide leverage of occupancy costs and net bad debt expense.

Investment will be directed, where prudent, to both inventory and capital projects, which are intended to build competitive advantage and support sales growth. It is planned to carry out 105 major store refurbishments and relocations (Fiscal 2011: 64 stores), and increase the number of store openings in the US to 25 (Fiscal 2011: 6), see Table 1 below. The UK division plans to open two stores and close 22 stores in Fiscal 2012 (Fiscal 2011: opened 0 and closed 12). It is therefore expected that net square footage in the US division will be unchanged and that in the UK division it will decrease by approximately 3%.

Table 1

Change in US Stores	Kay Mall(1)	Kay Off-mall	Regionals	Jared(2)	Total	Net space change
January 29, 2011	780	128	229	180	1,317	(2)%
Openings (planned)	8	13	—	4	25
Closures (forecast)	(7)	(8)	(21)	—	(36)

January 28, 2012	781	133	208	184	1,306	0%

(1)	Includes stores in downtown locations.
(2)	A Jared store is equivalent in size to about four mall stores.

MEDIUM TERM OUTLOOK

The strategy continues to be to build profitable market share for each of Signet’s leading store brands by focusing on best in class customer service, great marketing campaigns that build on the store brands’ leading share of voice, further development of branded products that differentiate our store brands from our competitors, and, in the US, the provision of proprietary customer finance programs particularly tailored to the needs of a jewelry customer.

Management believes that Signet’s operating divisions have the opportunity to take advantage of their enhanced competitive positions to grow sales and increase store productivity. Sales growth allows the business to strengthen relationships with suppliers, facilitates the ability to develop further branded differentiated and exclusive merchandise, improves the efficiency of its supply chain, lifts marketing expenditure and improves operating margins. Management also believes that Signet’s strong balance sheet, financial flexibility and superior operating margins allow us to take advantage of investment opportunities, including space growth and strategic developments, that meet management’s demanding return criteria.

BACKGROUND

Business segment

Signet’s results derive from one business segment – the retailing of jewelry, watches and associated services. The business is managed as two geographical operating divisions: the US division (approximately 80% of sales) and the UK division (approximately 20% of sales). Both divisions are managed by executive committees, which report through divisional Chief Executives to Signet’s Chief Executive, who reports to the Board of Directors of Signet (the “Board”). Each divisional executive committee is responsible for operating decisions within parameters established by the Board.

Detailed financial information about both divisions is found in Note 2 of Item 8.

Trademarks and trade names

Signet is not dependent on any material patents or licenses in either the US or the UK. However, it does have several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. These registered trademarks and trade names include the following in Signet’s US operations: Kay Jewelers; Jared The Galleria Of Jewelry; JB Robinson Jewelers; Marks & Morgan Jewelers; Belden Jewelers; Weisfield Jewelers; Osterman Jewelers; Shaw’s Jewelers; Rogers Jewelers; LeRoy’s Jewelers; Goodman Jewelers; Friedlander’s Jewelers; Every kiss begins with Kay; the Leo Diamond; Peerless Diamond; Hearts Desire; Perfect Partner; and Charmed Memories. Trademarks and trade names include the following in Signet’s UK operations: H.Samuel; Ernest Jones; Leslie Davis; Forever Diamonds; and Perfect Partner.

The value of Signet’s trademarks and trade names are material, but in accordance with US GAAP, are not reflected on its balance sheet. Their value is maintained and increased by Signet’s expenditure on training of its sales associates, marketing and store investment.

Seasonality

Signet’s sales are seasonal, with the first and second quarters each normally accounting for slightly more than 20% of annual sales, the third quarter a little under 20% and the fourth quarter for about 40% of sales, with December being by far the most important month of the year. Sales made in November and December are known as the “Holiday Season.” Due to sales leverage, Signet’s operating income is even more seasonal, with nearly all of the UK division’s, and about 50% of the US division’s operating income normally occurring in the fourth quarter. Selling, general and administrative costs are spread more evenly over the fiscal year.

Employees

In Fiscal 2011, the average number of full-time equivalent persons employed was 16,229 (US: 12,803; UK: 3,426). Signet usually employs a limited number of temporary employees during its fourth quarter. None of Signet’s employees in the UK and less than 1% of Signet’s employees in the US are covered by collective bargaining agreements. Signet considers its relationship with its employees to be excellent.

	Year ended
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Average number of employees(1)
US	12,803	12,596	13,218
UK	3,426	3,724	3,697

Total	16,229	16,320	16,915

(1)	Full-time equivalent.

US DIVISION

US market

Total US jewelry sales, including watches and fashion jewelry, are provisionally estimated by the US Bureau of Economic Analysis (“BEA”) to have been $63.2 billion in calendar 2010. The BEA figures are subject to frequent and sometimes large revisions.

The US jewelry market has grown at a compound annual growth rate of 4.5% over the last 25 years. While Signet’s major competitors are other specialty jewelers, Signet also faces competition from other retailers that sell jewelry including department stores, discount stores, apparel outlets and internet retailers. Management believes that the jewelry category competes with other sectors, such as electronics, clothing and furniture, as well as travel and restaurants for consumers’ discretionary spending, particularly with regard to gift giving, but less so with regard to bridal (engagement, wedding and anniversary) jewelry.

In calendar 2010, the US jewelry market grew by a provisional estimated 7.4% (source: BEA). Based on provisional estimates, the specialty jewelry sector grew by 4.9% to $29.6 billion in calendar 2010 (source: US Census Bureau). The specialty sector saw a provisional decrease in market share to 46.9% in calendar 2010 from

48.0% in calendar 2009. Provisional estimates have historically been subject to significant revisions by the BEA and the US Census Bureau. For example, the provisional share of the specialty market in calendar 2009 was 46.2% but was revised up to 48.0% as a result of a change in the US Census Bureau estimate.

The US division’s share of the specialty jewelry market increased to 9.3% in calendar 2010 from 9.0% in calendar 2009, based on initial estimates by the US Census Bureau.

US Competitive Strengths

Store operations and human resources

The ability of the sales associate to explain the merchandise and its value is essential to most jewelry purchases

•	Centrally prepared training schedules and materials are used by all stores and help ensure a consistently high level of customer service.

•	All 1,317 store managers are required to be certified diamontologists, so as to provide expert knowledge to customers.

•	The US division employs almost 5,000 certified diamontologists.

•	Measurable daily store standards provide sales associates with clear performance targets.

•	Each store receives a monthly customer experience report helping to identify opportunities to improve customer service.

Merchandising

Offering the consumer greater value and selection

•	Leading supply chain capability among middle market specialty jewelers provides better value to the customer.

•	Assists in the creation of branded differentiated and exclusive merchandise.

•	Each store is merchandised on an individual basis so as to provide appropriate selection.

•	Highly responsive demand-driven merchandise systems enable swifter response to changes in customer behavior.

•	24 hour re-supply capability means items wanted by customers are more likely to be available in inventory.

•	In Fiscal 2011, about 22% of merchandise sales were accounted for by branded differentiated and exclusive ranges.

Marketing

Leading brands in middle market sector

•	Largest marketing budget in specialty jewelry sector, based on publicly available data, allowing more television advertising impressions than competitors, driving brand awareness and purchase intent.

•	Kay and Jared are able to achieve marketing leverage through national television advertising.

•	Ability to drive customer awareness of branded merchandise by advertising on national television as part of the Kay and Jared marketing programs.

•	A proprietary marketing database of nearly 27 million names provides significant opportunities for customer relationship marketing.

Real estate

Well designed stores in primary locations with high visibility and traffic flows

•	Strict real estate criteria consistently applied over time has resulted in a high-quality store base.

•	Well tested formats and locations reduce the risk of investing in new stores.

•	The division’s high store productivity and financial strength make Signet an attractive tenant for landlords.

Customer finance

Ability to facilitate customer transactions

•	About 54% of sales utilize financing provided by Signet.

•	Dedicated, proprietary credit underwriting standards more accurately reflect Signet’s customer than those used by a typical third party scorecard.

•	Focus on facilitating the sale of jewelry reflected in low average outstanding balance and fast collection rates.

US Brand Reviews

Location of Kay, Jared and Regional stores by state January 29, 2011:

	Fiscal 2011	Fiscal 2010		Fiscal 2009
Total opened during the year	6	16		77
Kay	4	8	(1)	57	(1)
Jared	2	7		17
Regional brands	—	1		3

Total closed during the year	(50)	(56)		(75)
Kay	(19)	(11)		(25)
Jared	—	—		—
Regional brands	(31)	(45	)(1)	(50	)(1)

Total open at the end of the year	1,317	1,361		1,401
Kay	908	923		926
Jared	180	178		171
Regional brands	229	260		304

Average sales per store in thousands(2)	$2,028	$1,802		$1,776
Kay	$1,713	$1,570		$1,525
Jared	$4,638	$4,029		$4,473
Regional brands	$1,238	$1,155		$1,151

(Decrease)/increase in net new store space	(2)%	(1)%		4%

Percentage increase/(decrease) in same store sales(3)	8.9%	0.2%		(9.6)%

(1)	Includes two regional stores rebranded as Kay in Fiscal 2010, and 14 in Fiscal 2009.
(2)	Based only upon stores operated for the full fiscal year.
(3)	Non-GAAP measure, see Item 6.

Sales data by brand

				Change on previous year
Fiscal 2011	Sales		Average unit selling price(1)	Sales	Same store sales(2)	Average unit selling price(1)
Kay	$1,592.9	m	$330	6.4%	7.0%	7.6%
Jared	$848.3	m	$763	18.1%	15.7%	7.0%
Regional brands	$303.0	m	$342	(6.8)%	1.9%	4.0%

US	$2,744.2	m	$389	8.0%	8.9%	8.0%

(1)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.
(2)	Non-GAAP measure, see Item 6.

Kay Jewelers

Kay accounted for 46% of Signet’s sales in Fiscal 2011 (Fiscal 2010: 46%) and operated 908 stores in 50 states at January 29, 2011 (January 30, 2010: 923 stores). Since Fiscal 2005, Kay has been the largest specialty retail jewelry store brand in the US, based on sales, and has subsequently increased its leadership position. Kay targets households with an income of between $35,000 and $100,000. Such households account for between 40% and 45% of US jewelry expenditure. Details of Kay’s performance over the last five years are given below:

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007(1)
Sales (million)	$1,592.9	$1,497.2	$1,430.7	$1,476.9	$1,472.8
Sales per store (million)	$ 1.713	$1.570	$1.525	$1.695	$1.798
Stores at year end	908	923	926	894	832

(1)	53 week year.

Kay stores typically occupy about 1,600 square feet and have around 1,300 square feet of selling space. Historically they were located in enclosed regional malls. Since 2002, new formats have been developed for locations outside of traditional malls, because management believes these alternative locations present an opportunity to reach new customers who are aware of the brand but have no convenient access to a store, or for customers who prefer not to shop in an enclosed mall. Such stores further leverage the strong Kay brand, marketing support and the central overhead.

Recent net openings and current composition are shown below:

	Stores at January 29, 2011	Net (closures)/openings
		Fiscal 2011	Fiscal 2010		Fiscal 2009		Fiscal 2008	Fiscal 2007(3)
Mall(1)	780	(14)	(1	)(2)	6	(2)	17	26
Off-mall and outlet	128	(1)	(2)		26		45	25

Total	908	(15)	(3)		32		62	51

(1)	Includes stores in downtown locations.
(2)	Includes two regional stores rebranded as Kay in Fiscal 2010, and 14 in Fiscal 2009.
(3)	53 week year.

Jared The Galleria Of Jewelry

With 180 stores in 36 states as of January 29, 2011 (January 30, 2010: 178), Jared is the leading off-mall destination specialty retail jewelry store chain in its sector of the market, based on sales. Jared accounted for 25% of Signet’s sales in Fiscal 2011 (Fiscal 2010: 22%). The first Jared store was opened in 1993, and, since its roll-out began in 1998, it has grown to become the fourth largest US specialty retail jewelry brand by sales. Each Jared store is equivalent in size to about four of the division’s mall stores and its average retail price of diamond merchandise sold, is more than double that of a Kay store. In space terms, Jared is equivalent to over 700 US division mall stores. Its main competitors are independent operators, with the next two largest such chains operating 20 and 11 stores respectively. Based on its competitive advantages, particularly its scale, management believes that Jared has significant opportunity to gain market share within this segment. An important distinction of a destination store is that the potential customer visits the store with a greater intention of making a jewelry purchase, whereas in a mall there is a possibility that the potential shopper is undecided about the product category in which they will ultimately make a purchase. Jared targets households with an income of between $50,000 and $150,000. Management believe that such households account for about 45% of US jewelry expenditure.

Details of Jared’s performance over the last five years are given below:

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007(1)
Sales (million)	$848.3	$718.2	$723.7	$752.5	$660.7
Sales per store (million)	$4.638	$4.029	$4.473	$5.317	$5.649
Stores at year end	180	178	171	154	135

(1)	53 week year.

The key points of differentiation compared to a typical mall store are Jared’s superior customer service and enhanced selection of merchandise. As a result of its larger size, more specialist sales associates are available and additional in-depth selling methodologies may be used.

Every Jared store has an on-site design and repair shop where most repairs are completed within one hour. The center also mounts loose diamonds in settings and provides a custom design service when required. Each store also has at least one diamond viewing room, a children’s play area and complimentary refreshments.

The typical Jared store has about 4,800 square feet of selling space and around 6,000 square feet of total space. Jared locations are normally free-standing sites with high visibility and traffic flow, positioned close to major roads within shopping developments. Jared stores operate in retail centers that normally contain strong retail co-tenants, including big box, destination stores such as Bed, Bath & Beyond, Best Buy, Dick’s Sporting Goods and Home Depot, as well as some smaller specialty units.

US regional brands

Signet also operates mall stores under a variety of established regional nameplates, which accounted for 9% of Signet’s sales in Fiscal 2011 (Fiscal 2010: 10%). At January 29, 2011, 229 regional brand stores operated in 33 states (January 30, 2010: 260 stores in 36 states). The leading brands include JB Robinson Jewelers, Marks & Morgan Jewelers and Belden Jewelers. With one exception, all of these stores are located in malls where there is also a Kay store, and target a similar customer. Details of the regional brands’ performance over the last five years are given below:

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007(1)
Sales (million)	$303.0	$325.0	$365.4	$456.6	$497.2
Sales per store (million)	$1.238	$1.155	$1.151	$1.333	$1.504
Stores at year end	229	260	304	351	341

(1)	53 week year.

US online sales

The Kay and Jared websites are among the most visited in the specialty jewelry sector (source: Compete) and provide potential customers with a source of information about the merchandise available, as well as the ability to buy online. The websites are integrated with the division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the customer. A significant number of customers who buy after visiting the websites, pick up the merchandise from a store, where they can physically examine the product. Ecommerce sales rose by over 20% in Fiscal 2011. While such sales are small in the context of the US division’s total sales, the websites make an important and growing contribution to the customer experience of Kay and Jared, and of branded differentiated and exclusive merchandise, as well as to the US division’s marketing programs.

US Functional Review

Operating structure

While the US division operates under 12 different store brands, many functions are integrated to gain economies of scale. For example, store operations have a separate dedicated field management team for the mall store brands, Jared and the in-store repair function, while there is a combined diamond sourcing function.

US Customer Service and Human Resources

In specialty jewelry retailing, the level and quality of customer service is a key competitive factor as nearly every in-store transaction involves the sales associate taking a piece of jewelry or a watch out of a display case and presenting it to the potential customer. Therefore the ability to recruit, train and retain suitably qualified sales associates is important in determining sales, profitability and the rate of net store space growth. Consequently the US division has in place comprehensive recruitment, training and incentive programs and uses employee and customer satisfaction surveys to monitor and improve performance. A continual priority of the US division is to improve the quality of customer experiences in its existing stores, while providing sufficient well trained sales associates with suitable experience to assist in any new stores being opened and raising standards of execution in all other areas of the business.

US Merchandising and Purchasing

Management believes that merchandise selection, availability, and value for money are critical factors to success for a specialty retail jeweler. In the US business, the range of merchandise offered, and the high level of inventory availability, are supported centrally by extensive and continuous research and testing. Best-selling products are identified and replenished rapidly through analysis of sales by stock keeping unit. This approach enables the US division to deliver a focused assortment of merchandise to maximize sales and inventory turn, and minimize the need for discounting. Management believes that the US division is better able than its competitors to offer greater value and consistency of merchandise, due to its supply chain advantages discussed below. In addition, in recent years management has developed and continues to execute a strategy to increase the proportion of branded differentiated and exclusive merchandise sold, in response to consumer demand.

The scale and information systems available to management, together with the lack of seasonality in jewelry fashions and the gradual evolution of jewelry fashion trends, allows for the careful testing of new merchandise in a range of representative stores. This enables management to make more informed investment decisions about which ranges and stock keeping units to select, thereby increasing the US division’s ability to satisfy customers’ requirements while reducing the likelihood of having to discount poorly selling merchandise. The US division typically tests merchandise in 50 to 250 stores. The test results are used in helping to determine the merchandising and marketing plans for the all important fourth quarter. Only one other mid-market specialty jewelry retailer has sufficient stores to allow the testing of merchandise in up to 250 stores.

Average merchandise unit selling price ($), excluding repairs, warranty and other miscellaneous sales

	Fiscal 2011(1)	Fiscal 2010(1)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Kay	330	307	331	327	317
Jared	763	713	769	747	719
Regional brands	342	329	346	343	332

(1)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple of purchase and frequency of purchase much greater, than products sold historically by the division.

Merchandise mix

US division merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	%	%	%
Diamonds and diamond jewelry	75	76	75
Gold & silver jewelry, including charm bracelets	10	8	7
Other jewelry	8	9	11
Watches	7	7	7

	100	100	100

Expression of romance and appreciation are primary motivators for the purchase of jewelry and watches, with self adornment and self reward also being important. In the US division, the bridal category, which includes engagement, wedding and anniversary purchases, is estimated by management to account for just over 50% of sales, and is predominantly diamond jewelry. The bridal category is believed by management to be more stable than the other reasons for buying jewelry, but is still dependent on the economic environment as customers can trade up or down price points depending on their available budget. Outside of the bridal category, jewelry and watch purchases, including for gift giving, have a much broader merchandise mix. Gift giving is particularly important ahead of the Holiday Season, Valentine’s Day and Mother’s Day. The merchandise mix in the US division’s store formats is similar, although the average unit selling price is higher in Jared than in the other formats.

A further categorization of merchandise is branded differentiated and exclusive, branded and generally available. Merchandise that is generally available includes items and styles, such as solitaire rings and diamond stud earrings, available from a wide range of jewelry retailers. It also includes styles such as diamond fashion bracelets, rings and necklaces. Within this category, the US division has some exclusive designs of particular styles and also has ‘value items’. Branded merchandise includes mostly watches, but also includes ranges such as charm bracelets produced by Pandora™. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available in other specialty jewelry retailers.

Branded differentiated and exclusive ranges

Management believes that the development of branded differentiated and exclusive merchandise raises the profile of Signet’s stores, helps to drive sales and provides its well trained sales associates with a powerful selling proposition. Such brands may also have a slightly higher gross merchandise margin and there is significantly less exposure to competitive discounting. National television advertisements for Kay and Jared include elements that drive brand awareness and purchase intent of these ranges. Management believes that Signet’s scale and proven record of success in developing branded differentiated and exclusive merchandise attracts offers of such programs from jewelry manufacturers and designers ahead of other retailers, and enables it to better leverage its supply chain strengths. Management plans to develop additional branded differentiated and exclusive ranges and to further expand and refine those already launched.

Branded differentiated and exclusive merchandise includes:

•	the Leo Diamond® range, which is sold exclusively by Signet in the US and the UK, is the first diamond to be independently and individually certified to be visibly brighter;

•	the Peerless Diamond®, the ideal ideal-cut diamond. The precision of the cut brings out the beauty of the diamond.TM The Peerless Diamond® is available only in Jared;

•	exclusive ranges of jewelry by Le Vian®, famed for its hand crafted, unique designs;

•	Open Hearts by Jane Seymour®, a range of jewelry designed by the actress and artist Jane Seymour, was successfully tested and launched in Fiscal 2009;

•	Love’s Embrace®, a collection of classic, timeless diamond fashion jewelry that was tested and rolled out during Fiscal 2010;

•	Charmed Memories®, a create your own charm bracelet collection, tested and rolled out in Fiscal 2011, sold in Kay and the regional brand stores; and

•	Neil Lane BridalTM, a vintage-inspired bridal collection by the celebrated jewelry designer Neil Lane. The range was tested in Fiscal 2011 and its availability is being expanded during Fiscal 2012.

Value items

By planning ahead and using its expertise in the loose, polished diamond market and the jewelry manufacturing sector, the US division engineers value items that appeal to the more cost conscious consumer. These items utilize Signet’s ability to identify anomalies in the supply chain, together with its scale and balance sheet strength, to purchase merchandise on advantageous terms. The savings achieved, together with a lower gross merchandise margin, result in such items offering great value to the consumer. These items are prominently displayed in printed marketing materials.

Direct sourcing of polished diamonds

Management believes that the US division has a competitive cost and quality advantage because 45% (Fiscal 2010: 42%) of diamond merchandise sold is sourced through contract manufacturing. This involves Signet purchasing loose polished diamonds on the world markets and outsourcing the casting, assembly and finishing operations to third parties. By using this approach, the cost of merchandise is reduced, enabling the US division to provide better value to the consumer, which helps to increase market share and achieve higher gross merchandise margins. Contract manufacturing is generally utilized on basic items with proven, non-volatile, historical sales patterns that represent a lower risk of over- or under-purchasing the quantity required.

The contract manufacturing strategy also allows Signet’s buyers to gain a detailed understanding of the manufacturing cost structures and improves the prospects of negotiating better prices for the supply of finished products.

Sourcing of finished merchandise

Merchandise is purchased as a finished product where the item is complex, the merchandise is considered likely to have a less predictable sales pattern or where cost can be reduced. In addition, a significant proportion of branded differentiated and exclusive merchandise is purchased in this way. This method of buying inventory provides the opportunity to reserve inventory held by vendors and to make returns or exchanges with the supplier, thereby reducing the risk of over- or under-purchasing.

Management believes that the division’s scale and strong balance sheet enables it to purchase merchandise at a lower price, and on better terms, than most of its competitors.

Merchandise held on consignment

Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and obsolescence, and provides the flexibility to return non-performing merchandise. At January 29, 2011, the US division held $138.0 million (January 30, 2010: $134.6 million) of merchandise on consignment (see Note 11, Item 8).

Virtual inventory

Signet’s supplier relationships allow it to display suppliers’ inventories on the Jared and Kay websites for sale to consumers without holding the items in its inventory until the products are ordered by customers, which is referred to as “virtual inventory”. Virtual inventory is also used for in-store selling systems that are internet-based such as the Jared diamond selling system and the Le Vian® selling system. Virtual inventory is particularly used in expanding the choice of polished loose diamonds available to Jared customers both online and in-store. The Kay website is used to offer customers a wider merchandise selection than a particular store holds as inventory. Virtual inventory reduces the division’s investment in inventory while increasing the selection available to the customer.

Suppliers

In Fiscal 2011, the five largest suppliers collectively accounted for approximately 24% (Fiscal 2010: 25%) of the US division’s total purchases, with the largest supplier accounting for approximately 7% (Fiscal 2010: 7%). The US division’s supply chain is integrated on a worldwide basis, with diamond cutting and jewelry manufacturing being predominantly carried out in Asia.

The division benefits from close commercial relationships with a number of suppliers and damage to, or loss of, any of these relationships could have a detrimental effect on results. Although management believes that alternative sources of supply are available, the abrupt loss or disruption of any significant supplier during the three month period (August to October) leading up to the Holiday Season could result in a materially adverse effect on performance. Therefore a regular dialogue is maintained with suppliers, particularly in the present economic climate.

Luxury and prestige watch manufacturers and distributors normally grant agencies to sell their timepieces on a store by store basis. In the US, Signet sells its luxury watch brands primarily through Jared, where management believes that they help attract customers to Jared and build sales in all categories.

Raw materials and the supply chain

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a much lesser extent, other precious and semi-precious metals and stones.

The ability of Signet to increase retail prices to reflect higher commodity costs varies, and an inability to increase retail prices could result in lower profitability. Historically, jewelry retailers have, over time, been able to increase prices to reflect changes in commodity costs. However, particularly sharp increases and volatility in commodity costs usually result in a time lag before increased commodity costs are fully reflected in retail prices due to the slow inventory turn, hedging activities and the use of average cost accounting in the calculation of costs of goods sold by some retailers. Diamonds account for about 55%, and gold about 20%, of the US division’s cost of merchandise sold respectively.

Signet undertakes hedging for a portion of its requirement for gold through the use of options, forward contracts and commodity purchasing. It is not possible to hedge against fluctuations in the cost of diamonds. The cost of raw materials is only part of the costs involved in determining the retail selling price of jewelry, with labor costs also being a significant factor. Management continues to seek ways to reduce the cost of goods sold by improving the efficiency of its supply chain.

The largest product category sold by Signet is diamonds and diamond jewelry. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, De Beers, through its subsidiary, the Diamond Trading Company, although its market share has been decreasing. Significant changes in the diamond supply chain in recent years have also resulted from changes in government policy in a number of African diamond producing countries. A major new source of diamonds has been discovered in recent years in Marange, Zimbabwe. The quantity and quality of these diamonds, and their status under the Kimberley Process, is uncertain. When these issues have been resolved, these diamonds could have an impact on the worldwide balance between the supply of and demand for rough diamonds.

Inventory management

Sophisticated inventory management systems for merchandise testing, assortment planning, allocation and replenishment are in place, thereby reducing inventory risk by enabling management to identify and respond quickly to changes in consumers’ buying patterns. The majority of merchandise is common to all US division mall stores, with the remainder allocated to reflect demand in individual stores. Management believes that the merchandising and inventory management systems, as well as improvements in the productivity of the centralized distribution center, have allowed the US division to achieve inventory turns at least comparable to those of competitors, even though it has a less mature store base and undertakes more direct sourcing of merchandise. The vast majority of inventory is held at stores rather than in the central distribution facility.

Other sales

While repair and design services represent less than 10% of sales, they account for approximately 30% of transactions and have been identified by management as an important opportunity to build consumers’ trust, particularly in the Jared division. All Jared stores have a highly visible jewelry repair shop, which is open the same hours as the store. The repair shops meet the repair requirements of the store in which they are located and also carry out work for the US division’s mall brand stores. As a result, nearly all customer repairs are carried out in-house, unlike most other chain jewelers which do this through sub-contractors. The repair and design function has its own field management and training structure.

The US division sells, as a separate item, a lifetime repair warranty for jewelry. The warranty covers services such as ring sizing, refinishing and polishing, rhodium plating white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise. Such work is carried out in-house.

US Marketing and Advertising

Management believes customers’ confidence in the retailer, store brand name recognition and advertising of branded differentiated and exclusive ranges, are important factors in determining buying decisions in the specialty jewelry sector where the majority of merchandise is unbranded. Therefore, the US division continues to strengthen and promote its reputation by aiming to deliver superior customer service and build brand name recognition. The marketing channels used include television, radio, print, catalog, direct mail, telephone marketing, point of sale signage, in-store displays and online methods. Marketing activities, including the use of new media channels, are carefully tested and their success monitored by methods such as market research and sales productivity.

While marketing activities are undertaken throughout the year, the level of activity is concentrated at periods when customers are expected to be most receptive to marketing messages, which is before Christmas Day, Valentine’s Day and Mother’s Day. A significant majority of the expenditure is spent on national television advertising. National television advertising is used to promote the Kay and Jared store brands. Within these advertisements, Signet also promoted certain merchandise ranges, in particular its branded differentiated and exclusive merchandise and other branded products. The US division continued to have the leading share of voice within the US jewelry sector.

Statistical and technology-based systems are employed to support a customer marketing program that uses a proprietary database of almost 27 million names to strengthen the relationship with customers through mail, telephone and email communications. The program targets current customers with special savings and merchandise offers during key sales periods. In addition, invitations to special in-store promotional events are extended throughout the year.

Historically, generic marketing activity undertaken by De Beers in the US to promote diamonds and diamond jewelry designs was important in influencing the size of the total jewelry market and the popularity of particular styles of jewelry. With the significant reduction by De Beers of its promotional expenditure on diamonds and diamond jewelry, management believes that marketing carried out by specialty jewelry retailers has become more important. Given the size of the marketing budgets for Kay and Jared, management believes this has increased the US division’s competitive marketing advantage, in particular the ability to advertise branded differentiated and exclusive merchandise on national television is of growing importance. The US division’s five year record of gross advertising spending is given below:

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007(1)
Gross advertising spending (million)	$161.5	$153.0	$188.4	$204.0	$184.5
Percent to sales (%)	5.9	6.0	7.5	7.6	7.0

(1)	53 week year.

US Real Estate

Management has strict operating and financial criteria that have to be satisfied before investing in new stores or renewing leases on existing stores. Substantially all the stores operated by Signet in the US are leased. Net store space in Fiscal 2011 decreased by 2% (Fiscal 2010: decrease 1%), see table on page 9 for details. The greatest opportunity for new stores is in locations outside traditional covered regional malls.

Recent investment in the store portfolio is set out below:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
New store fixed capital investment	3.2	10.1	39.0
Other store fixed capital investment	25.6	8.1	17.3

Total store fixed capital investment	28.8	18.2	56.3

US Customer Finance

Management believes that in the US jewelry market it is necessary for retailers to offer finance facilities to the consumer, and that the US division derives significant competitive advantage by managing the process in-house:

•

credit policies are decided by taking into account the overall impact on the business. In particular the US division’s objective is to facilitate the sale of jewelry and to collect the outstanding credit balance as quickly as possible, thereby enabling the customer to buy more jewelry using the credit facility. In contrast, management believes that many financial institutions focus on earning interest by maximizing the outstanding credit balance;

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

The customer financing operation is centralized and fully integrated into the management of the US division and is not a separate operating division nor does it report separate results. All assets and liabilities relating to customer financing are shown on the balance sheet and there are no associated off-balance sheet arrangements. Signet’s balance sheet and access to liquidity do not constrain the US division’s ability to grant credit, which is a further competitive advantage in the current economic environment.

The US division’s customer finance facility may only be used for purchases from the US division.

Allowances for uncollectible amounts are recorded as a charge to cost of goods sold in the income statement. The allowance is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is 90 days aged on a recency basis. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in Signet’s portfolio.

Each individual application for credit is evaluated against set criteria. The risks associated with the granting of credit to particular groups of customers with similar characteristics are balanced against the gross merchandise margin earned by the proposed sales to those customers. Management believes that the primary drivers of the net bad debt to total US sales ratio are the accuracy of the consumer credit scores used when granting customer finance, the procedures used to collect the outstanding balances, credit sales as a percentage to total US sales and the rate of change in the level of unemployment in the US economy. Cash flows associated with the granting of credit to customers of the individual store are included in the projections used when considering store investment proposals.

Customer financing statistics(1)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Opening receivables (million)	$ 921.5	$886.1	$900.6
Credit sales (million)	$1,486.3	$1,368.2	$1,349.2
Closing receivables (million)	$ 995.5	$921.5	$886.1
Credit sales as % of total US sales(2)	54.2%	53.9%	53.5%
Number of active credit accounts at year end	989,697	936,286	893,740
Average outstanding account balance	$ 1,029	$1,016	$1,028
Average monthly collection rate	12.6%	12.5%	13.1%
Net bad debt to total US sales	4.2%	5.6%	5.0%
Net bad debt to US credit sales	7.7%	10.4%	9.3%
Period end bad debt allowance to period end receivables	6.8%	7.8%	7.8%

(1)	See Note 10, Item 8.
(2)	Including any deposits taken at the time of sale.

In Fiscal 2011, the net bad debt charge at 4.2% of total US sales (Fiscal 2010: 5.6%) was 1.4% lower than in Fiscal 2010.

Customer financing administration

Authorizations and collections are performed centrally at the US divisional head office. The majority of credit applications are processed and approved automatically after being initiated via in-store terminals, through a toll-free phone number or online through the US division’s websites. The remaining applications are reviewed by the division’s credit authorization personnel. All applications are evaluated by credit scoring and using data obtained through third party credit bureaus. Collection procedures use risk-based calling and first call resolution strategies. Investment is made in information technology, systems support and collection strategies with the objective of making them more effective.

Truth in Lending Act

In Fiscal 2011, the US division had to comply with certain new provisions of the Truth in Lending Act, that became effective on February 22, 2010 and others of which came into force on August 22, 2010. Where possible, actions were taken to reduce the impact of these new provisions, which are estimated by management to have directly and adversely impacted operating income by a net $11.9 million, primarily by limiting the timing and actions that the US division can take when a customer fails to make an agreed repayment. In addition, systems, procedures and credit terms were amended to comply with the changes in legislation.

Third party credit sales

In addition to in-house credit sales, the US stores accept major bank cards. Sales made exclusively using third party bank cards accounted for approximately 36% of total US sales during Fiscal 2011 (Fiscal 2010: 35%).

US Management Information Systems

The US division’s integrated and comprehensive information systems provide detailed, timely information to monitor and evaluate many aspects of the business. They are designed to support financial reporting and management control functions such as merchandise testing, loss prevention and inventory control, as well as reduce the time sales associates spend on administrative tasks and increase time spent on sales activities.

All stores are supported by the internally developed Store Information System, which includes electronic point of sale (“EPOS”) processing, in-house credit authorization and support, a district manager information system and constant broadband connectivity for all retail locations for data communications including email. The EPOS system updates sales, in-house credit and perpetual inventory replenishment systems throughout the day for each store.

Management believes that the US division has the most sophisticated management information systems within the specialty jewelry sector.

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

UK DIVISION

The UK division is managed in pounds sterling, as sales and the majority of operating expenses are both incurred in that currency, and its results are then translated into US dollars for external reporting purposes. The following information for the UK division is given in pounds sterling as management believes that this presentation assists in the understanding of the performance of the UK division. Movements in the US dollar to pound sterling exchange rate therefore may have an impact on the results of Signet, particularly in periods of exchange rate volatility. See Item 6 for analysis of results at constant exchange rates; non-GAAP measures.

UK market

The UK market includes specialty retail jewelers and general retailers who sell jewelry, such as catalog showrooms, department stores, supermarkets, mail order catalogs, and internet based retailers. The retail jewelry market is very fragmented and competitive, with a substantial number of independent specialty jewelry retailers. Management believes there are approximately 5,200 specialty retail jewelry stores in the UK as of February 2011, an increase of about 130 stores during calendar 2010 (source: Local Data Company).

In the middle market, H.Samuel competes with a large number of independent jewelers, only one of which has more than 100 stores. Some competition, at the lower end of the H.Samuel product range, also comes from a catalog showroom operator, discount jewelry retailers and supermarkets, many of whom have more stores than H.Samuel.

In the upper middle market, Ernest Jones competes with independent specialty retailers and a limited number of other upper middle market chains, the largest three of which had 132, 66 and 35 stores respectively at January 29, 2011.

UK Competitive Strengths

Store operations and human resources

The ability of the sales associate to explain the merchandise and its value is essential to most jewelry purchases

•	Industry-leading training, granted third party accreditation, helps sales associates provide superior customer service.

•

92% of store management have passed the Jewellery Education and Training Course 1 accredited by the National Association of Goldsmiths, demonstrating professionalism of sales associates. The UK division employs 40% of the total number of people that have passed this qualification.

•	Management trained to support sales associate development programs and build general management skills.

•	Commission based compensation program developed to improve recruitment and retention of high quality sales associates.

Merchandising

Consumer offered greater value and selection

•	Leading supply chain capability in the UK jewelry sector, which provides better value to the customer.

•	Responsive demand-driven merchandise systems enable swifter responses to changes in customer behavior.

•	Scale to offer exclusive products which improves differentiation from competitors.

•	24 hour re-supply capability means items wanted by customers are more likely to be available in inventory.

Marketing

Leading brands in middle market sector

•	Ability to leverage brand perception through scale of marketing spend.

•	Leading integrated ecommerce and retail store service within the specialty jewelry sector.

•	Significant proprietary marketing database enables extensive customer relationship marketing.

•	H.Samuel is the only specialty jeweler using national TV advertising.

Real estate

Well designed stores in primary locations with high visibility and traffic flows

•	Strict real estate criteria consistently applied over time has resulted in a high-quality store base.

•	Revised store format, more suited to selling diamonds, fine jewelry and watches.

•	Signet’s high store productivity and financial strength make it an attractive tenant to landlords.

UK Brand Reviews

Sales data by brand

			Change on previous year
Fiscal 2011	Sales	Average unit selling price(1)(2)	Reported sales	Sales at constant exchange rates(3)(4)	Same store sales(3)	Average selling price(2)
H.Samuel	£240.9m	£57	(5.2)%	(2.8)%	(1.6)%	8.0%
Ernest Jones(5)	£206.1m	£249	(4.2)%	(1.7)%	(1.1)%	9.3%
Other	£0.2m	nm	nm	nm	nm	nm

UK	£447.2m	£89	(5.5)%	(3.0)%	(1.4)%	9.2%

(1)	The average unit selling price in Fiscal 2011 for H.Samuel was $88, for Ernest Jones $386 and for the UK division was $138.
(2)	Excludes the charm bracelet category.
(3)	Non-GAAP measure, see Item 6.
(4)	The exchange translation impact on the total sales of H.Samuel was (2.4)%, and for Ernest Jones (2.5)%.
(5)	Includes stores selling under the Leslie Davis nameplate.

nm - not meaningful

H.Samuel

H.Samuel accounted for 11% of Signet’s sales in Fiscal 2011 (Fiscal 2010: 12%), and is the largest specialty retail jewelry store brand in the UK. With nearly 150 years of jewelry heritage, it serves the core middle market and its customers typically have an annual household income of between £15,000 and £40,000. The typical store selling space is 1,100 square feet.

H.Samuel has increasingly focused on larger stores, in regional shopping centers, where it is better able to offer more specialist customer service and a wider range of jewelry. This also reflects changing shopping patterns of customers. The number of H.Samuel stores in smaller markets has therefore declined as leases expire or suitable real estate transactions became available.

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007(1)
Sales (million)	£240.9	£247.8	£250.3	£256.7	£260.8
Stores at year end	338	347	352	359	375

(1)	53 week year.

H.Samuel store data

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Number of stores:
Opened during the year	—	—	5
Closed during the year	(9)	(5)	(12)
Open at year end	338	347	352
Percentage decrease in same store sales(1)	(1.6)%	(1.7)%	(2.6)%
Average sales per store in thousands(2)	£705	£712	£718

(1)	Non-GAAP measure, see Item 6.
(2)	Including only stores operated for the full fiscal year.

H.Samuel merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	%	%	%
Diamonds and diamond jewelry	21	22	22
Gold and silver jewelry, including charm bracelets	29	28	27
Other jewelry	13	13	13
Watches	25	25	26
Gift category	12	12	12

	100	100	100

Ernest Jones

Ernest Jones accounted for 9% of Signet’s sales in Fiscal 2011 (Fiscal 2010: 10%), and is the second largest specialty retail jewelry store brand in the UK. It serves the upper middle market and its customers typically have an annual household income of between £30,000 and £50,000. The typical store selling space is 900 square feet.

Where local market size and merchandise considerations allow, a two-site strategy is followed using both the Ernest Jones and the Leslie Davis nameplates. While having a similar customer profile to Ernest Jones, Leslie Davis is differentiated where possible by its product offering. Leslie Davis’ sales and store data is included within that of Ernest Jones.

The number of Ernest Jones stores has been broadly stable over the last five years. While locations would be considered for new stores, any openings would depend on the availability of both suitable sites and prestige watch agencies, as well as satisfying Signet’s required investment returns.

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007(1)
Sales (million)	£206.1	£209.8	£208.3	£219.4	£217.6
Stores at year end	202	205	206	204	206

(1)	53 week year.

Ernest Jones store data(1)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Number of stores:
Opened during the year	—	1	5
Closed during the year	(3)	(2)	(3)
Open at year end	202	205	206
Percentage decrease in same store sales(2)	(1.1)%	(3.2)%	(4.0)%
Average sales per store in thousands(3)	£1,041	£1,027	£1,047

(1)	Including Leslie Davis stores.
(2)	Non-GAAP measure, see Item 6.
(3)	Including only stores operated for the full fiscal year.

Ernest Jones merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	%	%	%
Diamonds and diamond jewelry	36	39	40
Gold and silver jewelry, including charm bracelets	16	14	13
Other jewelry	10	10	10
Watches	36	35	35
Gift category	2	2	2

	100	100	100

UK online sales

H.Samuel’s website, www.hsamuel.co.uk, is the most visited UK specialty jewelry website and Ernest Jones’ website, www.ernestjones.co.uk, is the second most visited (source: Hitwise). The websites provide potential customers with a source of information on merchandise available, as well as the ability to buy online. The websites are integrated with the division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the customer. There is pricing parity across all marketing channels. Ecommerce sales delivered directly to the customer rose by over 15% in Fiscal 2011. While such sales are small in the context of the UK division’s total sales, the websites make an important and growing contribution to the customer experience of H.Samuel and Ernest Jones, as well as to the UK division’s marketing programs.

UK Functional Review

Operating Structure

Signet’s UK division operates as two brands with a single support structure and distribution center.

UK Customer Service and Human Resources

Management regards customer service as an essential element in the success of its business, and the division’s scale enables it to invest in industry-leading training. The Signet Jewellery Academy, a multi-year program and framework for training and developing standards of capability, is operated for all sales associates. It utilizes a training system developed by the division called the “Amazing Customer Experience” (“ACE”). An ACE Index customer feedback survey gives a reflection of customers’ experiences and forms part of the monthly performance statistics that are monitored on a store by store basis. In Fiscal 2011, the UK division implemented an improved coaching methodology and was recognized as one of the top ten large UK companies to work for by the annual Sunday Times survey.

UK Merchandising and Purchasing

Management believes that the UK division’s leading position in the UK jewelry sector is an advantage when sourcing merchandise, enabling delivery of better value to the customer. An example of this is its capacity to contract with jewelry manufacturers to assemble products, utilizing directly sourced gold and diamonds. In addition, the UK division has the scale to utilize sophisticated merchandising systems to test, track, forecast and respond to consumer preferences. The vast majority of inventory is held at stores rather than in the central distribution facility. The average unit selling price in H.Samuel is below that of Signet’s other store formats primarily due to the greater participation of the gift category in its merchandise mix.

Average merchandise unit selling price(1) (£)

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
H.Samuel	57	52	48	44	42
Ernest Jones	249	228	203	180	163

(1)	Excluding the charm bracelet category.

Merchandise mix

UK division merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	%	%	%
Diamonds and diamond jewelry	28	30	30
Gold and silver jewelry, including charm bracelets	23	22	21
Other jewelry	12	11	11
Watches	30	30	30
Gift category	7	7	8

	100	100	100

The merchandise mix in the UK division is much broader than in the US division, and that of H.Samuel is wider than in Ernest Jones. Bridal jewelry is estimated by management to account for between 20% and 25% of the UK division’s sales, with gold wedding bands being an important element. As with other UK specialty retail jewelers, most jewelry sold is 9 carat gold.

Direct sourcing

The UK division employs contract manufacturers for approximately 20% (Fiscal 2010: 23%) of the diamond merchandise sold, thereby achieving cost savings. The decline in contract manufacturing reflected the strategy to grow value items, which were directly sourced from manufacturers. Approximately 19% of the UK business’s gold jewelry is manufactured on a contract basis through a buying office in Vicenza, Italy.

Suppliers

Merchandise is purchased from a range of suppliers and manufacturers and economies of scale and buying power continued to be achieved by combining the purchases of H.Samuel and Ernest Jones. In Fiscal 2011, the five largest of these suppliers (three watch and two jewelry) together accounted for approximately 30% of total UK division purchases (Fiscal 2010: approximately 30%), with the largest accounting for around 7%.

Foreign exchange and merchandise costs

Fine gold and loose diamonds account for about 20% and 5% to 10% respectively of the merchandise cost of goods sold. The prices of these are determined by international markets and the pound sterling to US dollar exchange rate. The other major category of goods purchased are watches, where the pound sterling cost is influenced by the Swiss franc exchange rate. In total, between 25% to 30% of goods purchased are made in US dollars. The pound sterling to US dollar exchange rate also has a significant indirect impact on the UK division’s cost of goods sold for other merchandise.

Signet undertakes hedging for a portion of its requirement for US dollars and gold through the use of options, forward contracts and commodity purchasing. It is not possible to hedge against fluctuations in the cost of diamonds. The cost of raw materials is part of the costs involved in determining the retail selling price of jewelry, with labor costs also being a significant factor. Management continues to seek ways to reduce the cost of goods sold by improving the efficiency of its supply chain.

UK Marketing and Advertising

The UK division has strong, well-established brands and leverages them with advertising (television, print and online), catalogs and the development of customer relationship marketing techniques. Few of its competitors have sufficient scale to utilize all these marketing methods efficiently. Marketing campaigns are designed to reinforce and develop further the distinct brand identities and to expand the overall customer base and improve customer loyalty. H.Samuel uses television advertising in the fourth quarter and during Fiscal 2011 expanded customer relationship marketing. For Ernest Jones, expenditure is focused on customer relationship marketing. Catalogs remain an important marketing tool for both H.Samuel and Ernest Jones. The UK division’s five year record of gross advertising spending is given below:

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007(1)
Gross advertising spending (million)	£10.7	£10.2	£12.6	£14.6	£14.6
Percent to sales (%)	2.4	2.2	2.8	3.1	3.1

(1)	53 week year.

UK Real Estate

In Fiscal 2011, total store capital expenditure was £8.1 million (Fiscal 2010: £6.7 million), as a result of an increase in the number of store refits and resites carried out.

UK Customer Finance

In Fiscal 2011, approximately 5% (Fiscal 2010: 5%) of the division’s sales were made through a customer finance program provided through a third party. Signet does not provide this service itself in the UK as the demand for customer finance is of insufficient scale. Sales made using third party bank cards were similar to previous years and accounted for approximately 30% of sales.

UK Management Information Systems

EPOS equipment, retail management systems, purchase order management systems and merchandise planning processes are in place to support financial management, inventory planning and control, purchasing, merchandising, replenishment and distribution and can usually ensure replacement within 48 hours of any merchandise sold. The UK division uses third party suppliers to support the operation of its information systems.

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

AVAILABLE INFORMATION

Signet files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Prior to February 1, 2010, Signet filed annual reports on Form 20-F and other reports on Form 6-K. Such information, and amendments to reports previously filed or furnished, is available free of charge from our corporate website, www.signetjewelers.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC.

ITEM 1A.	RISK FACTORS

Spending on goods that are, or are perceived to be “luxuries”, such as jewelry, is discretionary and is affected by general economic conditions. Therefore adverse changes in the economy may unfavorably impact Signet’s sales and earnings

Jewelry purchases are discretionary and are dependent on consumers’ perception of general economic conditions, particularly as jewelry is often perceived to be a luxury purchase. Adverse changes in the economy and periods when discretionary spending by consumers may be under pressure, could unfavorably impact sales and earnings.

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

About half of US sales are made utilizing customer finance provided by Signet. Therefore any deterioration in the consumers’ financial position could adversely impact sales and earnings

Any significant deterioration in general economic conditions or increase in consumer debt levels may inhibit consumers’ use of credit and decrease the consumers’ ability to satisfy Signet’s requirement to authorize customer finance and could in turn have an adverse effect on the US division’s sales. Furthermore, any downturn in general or local economic conditions, in particular an increase in unemployment, in the markets in which the US division operates may adversely affect its collection of outstanding accounts receivable, its net bad debt charge and hence earnings.

Changes to the regulatory requirements regarding the granting of credit to customers could adversely impact sales and operating income

About half of US sales utilize in-house customer financing programs and about a further 36% of purchases are made using third party bank cards. The ability to extend credit to customers and the terms on which it is achieved depends on many factors, including compliance with applicable state and federal laws and regulations, any of which may change from time to time, and any change in regulations, or the application of regulations, relating to the provision of credit and associated services could adversely affect sales and income. In addition, other restrictions and regulations arising from applicable law could cause limitations in credit terms currently offered or a reduction in the level of credit granted by the US division, or by third parties and this could adversely impact sales, income or cash flow, as could any reduction in the level of credit granted by the US division, or by third parties, as a result of the restrictions placed on fees and interest charged.

The US Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law in July 2010. Among other things, the US Dodd-Frank Act creates a Bureau of Consumer Financial Protection with broad rule-making and supervisory authority for a wide range of consumer financial services, including Signet’s customer finance programs. The Bureau’s authority becomes effective in July 2011. Any new regulatory initiatives could impose additional costs on the US division and adversely affect its ability to conduct its business.

Signet’s share price may be volatile

Signet’s share price may fluctuate substantially as a result of variations in the actual or anticipated results and financial conditions of Signet and of other companies in the retail industry. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other shares in a manner unrelated, or disproportionate to, the operating performance of these companies.

The concentration of a significant proportion of sales and an even larger share of profits in the fourth quarter means results are dependent on the performance during that period

Signet’s business is highly seasonal, with a significant proportion of its sales and operating profit generated during its fourth quarter, which includes the Holiday Season. Management expects to continue to experience a seasonal fluctuation in its sales and earnings. Therefore there is limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in its operations and strategies in other quarters, or to recover from any extensive disruption, for example due to sudden adverse changes in consumer confidence, inclement weather conditions having an impact on a significant number of stores in the last few days immediately before Christmas Day or disruption to warehousing and store replenishment systems. A significant shortfall in results for the fourth quarter of any fiscal year would therefore be expected to have a material adverse effect on the annual results of operations. Disruption at lesser peaks in sales at Valentine’s Day and Mother’s Day would impact the results to a lesser extent.

Signet is dependent on a variety of financing resources to fund its operations and growth which may include equity, cash balances and debt financing

While Signet has a strong balance sheet with significant cash balances and available lines of credit, it is dependent upon the availability of equity, cash balances and debt financing to fund its operations and growth. If Signet’s access to capital were to become significantly constrained, its financing costs would likely increase, its financial condition would be harmed and future results of operations could be adversely affected. The changes in general credit market conditions also affect Signet’s ability to arrange, and the cost of arranging, credit facilities.

Management prepares annual budgets, medium term plans and risk models which help to identify the future capital requirements, so that appropriate facilities can be put in place on a timely basis. If these models are inaccurate, adequate facilities may not be available.

Signet’s borrowing agreements include various financial covenants and operating restrictions. A material deterioration in its financial performance could result in a covenant being breached. If Signet were to breach, or believed it was going to breach, a financial covenant it would have to renegotiate its terms with current lenders or find alternative sources of finance if current lenders required cancelation of facilities or early repayment.

In addition, Signet’s reputation in the financial markets and its corporate governance practices can influence the availability of capital, the cost of capital and its share price.

Restrictions on Signet’s ability to make distributions to shareholders could be imposed under future borrowing agreements and may have an adverse impact on the share price

During most of calendar 2009 and 2010, Signet was restricted from making distributions to shareholders under the terms of its borrowing agreements. Although these restrictions are no longer in place, future borrowing agreements may contain restrictions on shareholder distributions, which may have an adverse impact on the share price.

As Signet has material cash balances, it is exposed to counterparty credit risks

At January 29, 2011, Signet had cash and cash equivalents of $302.1 million (January 30, 2010: $316.2 million). These balances are predominantly held in ‘AAA’ rated liquidity funds and also with various banks.

If a liquidity fund were to default or one of the banks were to become insolvent, Signet may be unable to recover these amounts or obtain access to them in a timely manner.

Movements in the pound sterling to US dollar exchange rates impact the results and balance sheet of Signet

Signet publishes its consolidated annual financial statements in US dollars. It held approximately 84% of its total assets in US dollars at January 29, 2011 and generated approximately 80% of its sales and 92% of its operating income in US dollars for the fiscal year then ended. Nearly all the remaining assets, sales and operating income are in the UK. Therefore its results and balance sheet are subject to fluctuations in the exchange rate between the pound sterling and the US dollar. Accordingly, any decrease in the weighted average value of the pound sterling against the US dollar would decrease reported sales and operating income.

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

Where pounds sterling are held or used to fund the cash flow requirements of the business, any decrease in the weighted average value of the pound sterling against the US dollar would reduce the amount of cash and cash equivalents and increase the amount of any pounds sterling borrowings.

In addition, the prices of materials and certain products bought on the international markets by the UK division are denominated in US dollars, and therefore the division has an exposure to exchange rate fluctuations on the cost of goods sold.

Fluctuations in the availability and pricing of commodities, particularly polished diamonds and gold, which account for the majority of Signet’s merchandise costs, could adversely impact its earnings and cash availability

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones. In particular diamonds account for about 50% of Signet’s merchandise costs, and gold about 20%.

Due to the sharp decline in demand for diamonds in the second half of Fiscal 2009 and in the first six months of Fiscal 2010, particularly in the US, which accounts for about 40% of worldwide demand, the supply chain was overstocked with polished diamonds. Combined with the reduced levels of credit availability, the over supply of diamonds resulted in decreases in the price of loose polished diamonds of all sizes and qualities. This was particularly marked in diamonds larger, and of better quality, than the type that Signet typically purchases. In the fourth quarter of Fiscal 2010 and during Fiscal 2011, the price of polished diamonds purchased by Signet increased but remained below the level of Fiscal 2009. The cost of diamonds may increase further during Fiscal 2012.

While jewelry manufacture is the major final demand for gold, management believes that the cost of gold is predominantly driven by investment transactions which have resulted in a significant increase in its cost. Therefore Signet’s cost of merchandise and potentially its earnings may be adversely impacted by investment market considerations.

An inability to increase retail prices to reflect higher commodity costs would result in lower profitability. Historically jewelry retailers have been able, over time, to increase prices to reflect changes in commodity costs. However, particularly sharp increases and volatility in commodity costs usually result in a time lag before increased commodity costs are fully reflected in retail prices. There is no certainty that such price increases will be sustainable, so downward pressure on gross margins and earnings may occur.

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

It is forecast that over the medium and longer term, the demand for diamonds will probably increase faster than the growth in supply, particularly as a result of growing demand in countries such as China and India. Therefore the cost of diamonds is anticipated to rise over time, although fluctuations in price are likely to occur. In the short term, the mining production and inventory policies followed by major producers of rough diamonds can have a significant impact on diamond prices, as can the inventory and buying patterns of jewelry retailers. A major new source of rough diamonds is being developed in Zimbabwe, and the impact of this, including the availability and price of diamonds, is unknown.

The availability of diamonds is significantly influenced by the political situation in diamond producing countries and the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds which could occur as a result of disruption to the Kimberley Process, could adversely affect Signet and the retail jewelry market as a whole. The Kimberley Process decision making procedure is dependent on a consensus among member governments and that can result in the protracted resolution of issues, which could impact the supply of diamonds.

The possibility of constraints in the supply of diamonds of a size and quality Signet requires to meet its merchandising requirements may result in changes in Signet’s supply chain practices. For example, Signet may choose to hold more inventory, to purchase raw materials at an earlier stage in the supply chain or enter into commercial agreements of a nature that it currently does not use. Such actions could require the investment of cash and the development of additional management skills. Such actions may not result in the expected returns and other projected benefits anticipated by management.

The US Dodd-Frank Act requires the SEC to issue rules, which are still being prepared, for the disclosure and reporting on the use of certain minerals, including gold, which come from the conflict zones of the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and it is estimated that the rules will only cover 1% of annual worldwide gold production. The rules are likely to add to Signet’s costs, but this increase is not expected to be material. It is possible, but uncertain, that these rules could adversely impact Signet in other ways.

The failure to satisfy the accounting requirements for ‘hedge accounting’, or default or insolvency of a counterparty to a hedging contract, could adversely impact results

Signet hedges a portion of its purchases of gold for both its US and UK divisions and US dollar requirements of its UK division. The failure to satisfy the requirements of the appropriate accounting requirements, or default or insolvency of a counterparty to a contract, could increase the volatility of results and may impact the timing of recognition of gains and losses in the income statement.

The inability of Signet to obtain merchandise that customers wish to purchase, particularly ahead of and during, the fourth quarter would adversely impact sales

The abrupt loss or disruption of any significant supplier during the three month period (August to October) leading up to the fourth quarter would result in a material adverse effect on Signet’s business.

Also, if management misjudges expected customer demand, or fails to identify such changes and its supply chain does not respond in a timely manner, it could adversely impact Signet’s results by causing either a shortage of merchandise or an accumulation of excess inventory.

Signet benefits from close commercial relationships with a number of suppliers. Damage to, or loss of, any of these relationships could have a detrimental effect on results. Management holds regular reviews with major suppliers. Signet’s most significant supplier accounts for 6% of merchandise.

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

The growth in importance of branded merchandise within the jewelry market may adversely impact Signet’s sales and earnings if it is unable to obtain supplies of branded merchandise that the customer wishes to purchase. In addition, if Signet loses the distribution rights to an important branded jewelry range, it could adversely impact sales and earnings.

Signet has had success in recent years in the development of branded merchandise that is exclusive to its stores. If Signet is not able to further develop such branded merchandise, or is unable to successfully develop new such initiatives, it may adversely impact sales and earnings.

An inability to recruit, train and retain suitably qualified sales associates could adversely impact sales and earnings

In specialty jewelry retailing, the level and quality of customer service is a key competitive factor as nearly every in-store transaction involves the sales associate taking a piece of jewelry or a watch out of a display case and presenting it to the potential customer. Therefore an inability to recruit, train and retain suitably qualified sales associates could adversely impact sales and earnings.

Loss of confidence by consumers in Signet’s brand names, poor execution of marketing programs and reduced marketing expenditure could have a detrimental impact on sales

Primary factors in determining customer buying decisions in the jewelry sector include customer confidence in the retailer and in the brands it sells, together with the level and quality of customer service. The ability to differentiate Signet’s stores and merchandise from competitors by its branding, marketing and advertising programs is an important factor in attracting consumers. If these programs are poorly executed or the level of support for them is reduced, or the customer loses confidence in any of Signet’s brands for whatever reason, it could harm Signet’s ability to attract customers.

The DTC promotes diamonds and diamond jewelry in the US. The level of support provided by the DTC and the success of the promotions influence the size of the total jewelry market in the US. As the DTC’s market share has significantly reduced, it is changing its approach from generic marketing support of diamonds to one more closely associated with its efforts to develop its own brands. The impact of the loss of generic marketing support is currently unknown and could unfavorably impact the overall market for diamonds and diamond jewelry and adversely impact Signet’s sales and earnings.

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

The retail jewelry industry is highly fragmented and competitive. Aggressive discounting or “going out of business” sales by competitors may adversely impact Signet’s performance in the short term

The retail jewelry industry is competitive. If Signet’s competitive position deteriorates, operating results or financial condition could be adversely affected.

Aggressive discounting by competitors, particularly those facing financial pressures or holding “going out of business” sales, may adversely impact Signet’s performance in the short term. This is particularly the case for easily comparable pieces of jewelry, of similar quality, sold through stores that are situated near to those that Signet operates.

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

Price increases may have an adverse impact on Signet’s performance

If significant price increases are implemented, by either division, across a wide range of merchandise, the impact on earnings will depend on, among other factors, the pricing by competitors of similar products and the response by the consumer to higher prices. Such price increases may result in lower achieved gross margin dollars and adversely impact earnings.

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

Given the length of property leases that Signet enters into, it is dependent upon the continued popularity of particular retail locations. As the US division continues to test and develop new types of store locations there can be no certainty as to their success. The majority of long term space growth opportunities in the US are in new developments and therefore future store space is largely dependent on the investment by real estate developers on new projects. Currently there is very limited new real estate development taking place and so the opportunities to grow store space in the US in the short term is limited.

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

Inadequacies in and disruption to internal controls and systems could result in lower sales and increased costs or adversely impact the reporting and control procedures

Signet is dependent on the suitability, reliability and durability of its systems and procedures, including its accounting, information technology, data protection, warehousing and distribution systems. If support ceased for a critical externally supplied software package or system, management would have to implement an alternative software package or system or begin supporting the software internally. Disruption to parts of the business could result in lower sales and increased costs.

In Fiscal 2012, management plans to relocate various functions, such as external financial reporting, budgeting, management accounting and treasury functions from London, England to Akron, Ohio. This move could adversely impact Signet’s control and accounting functions in the short term.

An adverse decision in legal proceedings and/or tax matters could reduce earnings

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

At any point in time, various tax years are subject to, or are in the process of, audit by various taxing authorities. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax in the period in which such determinations are made.

Failure to comply with labor regulations could harm the business

Failure by Signet to comply with labor regulations could result in fines and legal actions. In addition, the ability to recruit and retain staff could be harmed.

Failure to comply with changes in law and regulations could adversely affect the business

Signet’s policies and procedures are designed to comply with all applicable laws and regulations. Changing legal and regulatory requirements have increased the complexity of the regulatory environment in which the business operates and the cost of compliance. Failure to comply with the various regulations may result in damage to Signet’s reputation, civil and criminal liability, fines and penalties, and further increase the cost of regulatory compliance.

Any difficulty executing an acquisition, a business combination or a major business initiative may result in expected returns and other projected benefits from such an exercise not being realized

Any difficulty in executing an acquisition, a business combination or a major business initiative may result in expected returns and other projected benefits from such an exercise not being realized. A significant transaction could also disrupt the operation of its current activities. Signet’s borrowing agreements place constraints on its ability to make an acquisition or enter into a business combination.

Changes in assumptions used in making accounting estimates or in accounting standards may adversely impact investor perception of the business

Changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, may adversely affect Signet’s financial results and balance sheet. Changes in accounting standards, such as those currently proposed relating to leases, could materially impact the presentation of Signet’s results and balance sheet. Investors’ reaction to any such change in presentation is unknown. Such changes could also impact compliance with borrowing covenants and the way that the business is managed.

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

During Fiscal 2011, a new Chief Executive Officer and a new Chief Financial Officer were recruited from outside of the business, due to the retirement of their predecessors. The new executives do not have the same level of experience in the jewelry sector as the retiring executives and may have a different management approach. In addition, the new executives may wish, subject to Board approval, to change the strategy of Signet. The appointment of new executives may therefore adversely impact performance.

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

US property

Substantially all of Signet’s US stores are leased. In addition to a minimum annual rental, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2011, most of the division’s mall stores only made base rental payments. Under the terms of a typical lease, the US business is required to conform and maintain its usage to agreed standards, including meeting required advertising expenditure as a percentage of sales, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall. The initial term of a mall store lease is generally ten years. Towards the end of a lease, management evaluates whether to renew a lease and refit the store, using the same operational and investment criteria as for a new store. Where management is uncertain whether the location will meet management’s required return on investment, but the store is profitable, the leases may be renewed for one to three years during which time the store’s performance is further evaluated. There are typically about 200 such mall brand stores at any one time. Jared stores are normally opened on 20 year leases with options to extend the lease, and rents are not sales related. A refurbishment of a Jared store is normally undertaken every ten years. At January 29, 2011, the average unexpired lease term of US leased premises was six years, and just over half of these leases had terms expiring within five years. The cost of refitting a store is similar to the cost of fitting out a new store which is typically between $350,000 and $400,000 for a mall location and between $850,000 and $1,250,000 for a Jared store. In Fiscal 2009, Fiscal 2010 and Fiscal 2011, the level of new store openings was substantially below that in Fiscal 2006, Fiscal 2007 and Fiscal 2008. Management expects that 25 new stores will be opened during Fiscal 2012. In Fiscal 2011, the level of major store refurbishment was below historic levels but higher than recent years with 21 mall locations being completed (Fiscal 2010: 16). It is anticipated that refurbishment activity will increase again in Fiscal 2012 to 68, including 17 Jared locations. The investment will be financed by cash flow from operating activities.

The US division leases 16% of its store locations from Simon Property Group and 13% from General Growth Management, Inc. The US division has no other relationship with any lessor relating to 10% or more of its store locations. At January 29, 2011, the US division had 2.34 million square feet of selling space.

During the past five fiscal years, the US business generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s US operations.

A 340,000 square foot head office and distribution facility is leased in Akron, Ohio through 2032. An 86,000 square foot office building next door to the head office is also leased through 2032. Space surplus to Signet’s requirements in this building is currently sublet or is available to be sublet. A 19,000 square foot repair center was opened in Akron, Ohio during Fiscal 2006 and is owned by a subsidiary of Signet. There are no plans for any major capital expenditure related to the head office and distribution facilities.

UK property

At January 29, 2011, Signet’s UK division operated from six freehold premises, five premises where the lease had a remaining term in excess of 25 years and 532 other leasehold premises. The division’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible Signet is shortening the length of new leases that it enters into, or including break clauses in order to improve the flexibility of its lease commitments. At January 29, 2011, the average unexpired lease term of UK premises with lease terms of less than 25 years was seven years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value. For details of assigned leases and sublet premises see page 76.

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

A typical H.Samuel store historically has had a major refurbishment every seven years and an Ernest Jones store every ten years. Once an H.Samuel store has been converted to the current more customer friendly open format, the cost and frequency of subsequent major refurbishments are lower, but much less costly store redecorations are now required, typically every five years. At January 29, 2011, 75% of H.Samuel stores and 56% of Ernest Jones stores traded in the converted format. It is anticipated that by the end of Fiscal 2014 nearly all the UK stores will trade in the converted format. The investment will be financed by cash from operating activities. The cost of refitting to the customer friendly open format is between £150,000 and £250,000 for both brands. The cost of subsequently refitting H.Samuel and Ernest Jones stores is expected to be lower.

The UK division has no relationship with any lessor relating to 10% or more of its store locations. At January 29, 2011, the UK division has 0.53 million square feet of selling space.

Signet owns a 255,000 square foot warehouse and distribution center in Birmingham, where certain of the UK division’s central administration functions are based, as well as ecommerce fulfillment. The remaining activities are situated in a 36,200 square foot office in Borehamwood, Hertfordshire which is held on a 15 year lease entered into in 2005. There are no plans for any major capital expenditure related to offices or the distribution center in the UK.

Certain corporate functions are located in a 7,200 square foot office in central London, on a ten year lease which was entered into in 2005.

Distribution capacity

The capacity of the US distribution center was increased in Fiscal 2009. Both divisions have sufficient capacity to meet their current needs.

ITEM 3.	LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 21 of Item 8.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

The principal trading market for the Company’s Common Shares is the NYSE (symbol: SIG). The Company also maintains a standard listing of its Common Shares on the London Stock Exchange (symbol: SIG).

The following table sets forth the high and low share price on each stock exchange for the periods indicated.

	New York Stock Exchange Price per share		London Stock Exchange Price per share
	High	Low	High	Low
	$		£
Fiscal 2010
First quarter	16.50	6.06	11.10	4.12
Second quarter	22.24	16.01	13.53	10.36
Third quarter	28.58	20.34	17.25	11.93
Fourth quarter	28.97	23.72	17.65	14.34
Full year	28.97	6.06	17.65	4.12

Fiscal 2011
First quarter	34.10	26.59	22.15	16.95
Second quarter	32.79	27.31	23.25	17.96
Third quarter	35.31	26.44	22.13	17.24
Fourth quarter	44.30	35.27	28.20	21.90
Full year	44.30	26.44	28.20	16.95

Number of holders

As of March 18, 2011 there were 12,584 shareholders of record. However when including shareholders that hold equity in broker accounts under street names, nominee accounts or employee share purchase plans, management estimates the shareholder base at approximately 29,000.

Dividend policy

Signet did not pay any dividends in Fiscal 2011 (Fiscal 2010: $0). Certain restrictions on making shareholder distributions were contained in Signet’s borrowing agreements that were eliminated with the prepayment of the Private Placement Notes in November 2010 and amendments to Signet’s Revolving Credit Facility in October 2010. See Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below.

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

The following graph compares the cumulative total return to holders of Signet’s Common Shares against the cumulative total return of the Russell 1000 Index and Dow Jones General Retailers Index for the five year period ended January 29, 2011. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s Common Shares and the respective indices on January 29, 2006 through January 29, 2011 including reinvestment of any dividends, and is adjusted to reflect the 1-for-20 share consolidation and the Scheme previously discussed.

The following graph compares the cumulative total return to holders of Signet’s Common Shares against the cumulative total return of the FTSE All Share Index and the FTSE General Retailers Index for the five year period ended January 29, 2011. The comparison of the cumulative total returns for each investment assumes that £100 was invested in Signet’s Common Shares and the respective indices for the period January 29, 2006 through January 29, 2011 including reinvestment of any dividends, and is adjusted to reflect the 1-for-20 share consolidation and the Scheme previously discussed.

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

Taxation

The following are brief and general summaries of the United States and United Kingdom taxation treatment of holding and disposing of Common Shares. The summaries are based on existing law, including statutes, regulations, administrative rulings and court decisions, and what is understood to be current Internal Revenue Service (“IRS”) and HM Revenue & Customs (“HMRC”) practice, all as in effect on the date of this document. Future legislative, judicial or administrative changes or interpretations could alter or modify statements and conclusions set forth below, and these changes or interpretations could be retroactive and could affect the tax consequences of holding and disposing of Common Shares. The summaries do not consider the consequences of holding and disposing of Common Shares under tax laws of countries other than the US (or any US laws other than those pertaining to income tax), the UK and Bermuda, nor do the summaries consider any alternative minimum tax, state or local consequences of holding and disposing of Common Shares.

The summaries provide general guidance to US holders (as defined below) who hold Common Shares as capital assets (within the meaning of section 1221 of the US Internal Revenue Code) and to persons resident, ordinarily resident and domiciled for tax purposes in the UK who hold Common Shares as an investment, and not to any holders who are taxable in the UK on a remittance basis or who are subject to special tax rules, such as banks, financial institutions, broker-dealers, persons subject to mark-to-market treatment, UK resident individuals who hold their Common Shares under a personal equity plan, persons that hold their Common Shares as a position in part of a straddle, conversion transaction, constructive sale or other integrated investment, US holders whose “functional currency” is not the US dollar, persons who received their Common Shares by exercising employee share options or otherwise as compensation, persons who have acquired their Common Shares by virtue of any office or employment, S corporations or other pass-through entities (or investors in S corporations or other passthrough entities), mutual funds, insurance companies, exempt organizations, US holders subject to the alternative minimum tax, certain expatriates or former long term residents of the US, and US holders that directly or by attribution hold 10% or more of the voting power of the Company’s shares. This summary does not address US federal estate tax, state or local taxes, or the recently enacted Medicare tax on investment income.

The summaries are not intended to provide specific advice and no action should be taken or omitted to be taken in reliance upon it. If you are in any doubt about your taxation position, or if you are ordinarily resident or domiciled outside the UK or resident or otherwise subject to taxation in a jurisdiction outside the UK or the US, you should consult your own professional advisers immediately.

The Company is incorporated in Bermuda. The directors intend to conduct the Company’s affairs such that, based on current law and practice of the relevant tax authorities, the Company will not become resident for tax purposes in any other territory. This guidance is written on the basis that the Company does not become resident in a territory other than Bermuda.

US Taxation

As used in this discussion, the term “US holder” means a beneficial owner of Common Shares who is for US federal income tax purposes: (i) an individual US citizen or resident; (ii) a corporation, or entity treated as a corporation, created or organized in or under the laws of the United States; (iii) an estate whose income is subject to US federal income taxation regardless of its source; or (iv) a trust if either: (a) a court within the US is able to exercise primary supervision over the administration of such trust and one or more US persons have the authority to control all substantial decisions of such trust; or (b) the trust has a valid election in effect to be treated as a US resident for US federal income tax purposes.

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

*****

Dividends and other distributions upon Common Shares

Distributions made with respect to Common Shares will generally be includable in the income of a US holder as ordinary dividend income, to the extent paid out of current or accumulated earnings and profits of the Company as determined in accordance with US federal income tax principles. The amount of such dividends will generally be treated partly as US-source and partly as foreign-source dividend income in proportion to the earnings from which they are considered paid for as long as 50% or more of the Company’s shares are directly or indirectly owned by US persons. Dividend income received from the Company will not be eligible for the “dividends received deduction” generally allowed to US corporations under the US Code. Subject to applicable limitations, including a requirement that the Common Shares be listed for trading on the NYSE, the NASDAQ Stock Market, or another qualifying US exchange, dividends with respect to Common Shares so listed that are paid to non-corporate US holders in taxable years beginning before January 1, 2013 will generally be taxable at a maximum tax rate of 15%.

Sale or exchange of Common Shares

Gain or loss realized by a US holder on the sale or exchange of Common Shares generally will be subject to US federal income tax as capital gain or loss in an amount equal to the difference between the US holder’s tax basis in the Common Shares and the amount realized on the disposition. Such gain or loss will be long term capital gain or loss if the US holder held the Common Shares for more than one year. Gain or loss, if any, will generally be US source for foreign tax credit purposes. The deductibility of capital losses is subject to limitations. Non-corporate US holders are eligible for a maximum 15% long-term capital gains taxation rate for long-term capital gains recognized before January 1, 2013.

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

New reporting requirement

Legislation was enacted on March 18, 2010 that generally imposes new US return disclosure obligations (and related penalties for failure to disclose) on US individuals that hold certain specified foreign financial assets in excess of $50,000. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-US person, any financial instrument or contract held for investment that has an issuer or counterparty other than a US person and any interest in a foreign entity. US holders may be subject to these reporting requirements unless their Common Shares are held in an account at a domestic financial institution. Investors are urged to consult their own tax advisors regarding the possible implications of this recently enacted legislation on their investment in Signet’s Common Shares.

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

A UK resident individual shareholder who is liable to UK income tax at no more than the basic rate will be liable to income tax on dividends paid by the Company on the Common Shares at the dividend ordinary rate (10% in tax year 2010/11). A UK resident individual shareholder who is liable to UK income tax at the higher rate will be subject to income tax on the dividend income at the dividend upper rate (32.5% in 2010/11). A further rate of income tax (the “additional rate”) will apply to individuals with taxable income over £150,000. A UK resident individual shareholder subject to the additional rate will be liable to income tax on their dividend income at the higher rate of 42.5% of the gross dividend to the extent that the gross dividend when treated as the top slice of the shareholder’s income falls above the £150,000 threshold.

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

The financial data included below for Fiscal 2011, Fiscal 2010 and Fiscal 2009 have been derived from the audited consolidated financial statements included in Item 8. The financial data for these periods should be read in conjunction with the financial statements, including the notes thereto, and Item 7. The financial data included below for Fiscal 2008 and Fiscal 2007 have been derived from the previously published consolidated audited financial statements not included in this document.

The financial statements of Signet for Fiscal 2008 and Fiscal 2007 were prepared in accordance with International Financial Reporting Standards, which differ in certain respects from US GAAP. Any figures used for these years have been converted to US GAAP in this Annual Report on Form 10-K.

Historic per share data have been adjusted to take account of the 1-for-20 reverse share split (share consolidation) undertaken as part of the move of the primary listing of the shares of the parent company to the NYSE, effective September 11, 2008.

	Fiscal 2011(1)	Fiscal 2010(1)	Fiscal 2009(1)	Fiscal 2008(1)(2)	Fiscal 2007(1)(2)(3)
	$million	$million	$million	$million	$million
Income Statement:
Sales	3,437.4	3,273.6	3,328.0	3,645.6	3,537.6
Cost of sales	(2,194.5)	(2,208.0)	(2,262.2)	(2,410.1)	(2,259.8)

Gross margin	1,242.9	1,065.6	1,065.8	1,235.5	1,277.8
Selling, general and administrative expense	(980.4)	(916.5)	(969.2)	(1,000.8)	(979.6)
Impairment of goodwill	—	—	(516.9)	—	—
Relisting costs	—	—	(10.5)	—	—
Other operating income, net	110.0	115.4	119.2	108.8	91.5

Operating income/(loss), net	372.5	264.5	(311.6)	343.5	389.7
Interest income	0.7	0.8	3.6	6.3	16.7
Interest expense	(72.8)	(34.8)	(32.8)	(28.8)	(34.2)

Income/(loss) before income taxes	300.4	230.5	(340.8)	321.0	372.2
Income taxes	(100.0)	(73.4)	(61.8)	(110.6)	(128.9)

Net income/(loss)	200.4	157.1	(402.6)	210.4	243.3
Earnings/(loss) per share: basic	$2.34	$1.84	$(4.72)	$2.47	$2.81
diluted	$2.32	$1.83	$(4.72)	$2.44	$2.75
Dividends per share	—	—	$1.45	$1.45	$1.43

	Fiscal 2011(1)	Fiscal 2010(1)	Fiscal 2009(1)	Fiscal 2008(1)(2)	Fiscal 2007(1)(2)(3)
	$million	$million	$million	$million	$million
Balance sheet:
Total assets	3,089.8	3,044.9	3,064.5	3,702.6	3,601.1
Total liabilities	(1,150.8)	(1,341.3)	(1,541.8)	(1,459.5)	(1,441.9)

Total shareholders’ equity	1,939.0	1,703.6	1,522.7	2,243.1	2,159.2

Working capital	1,831.3	1,814.3	1,677.4	1,781.4	1,730.2

Cash and cash equivalents	302.1	316.2	96.8	41.7	152.3
Loans and overdrafts	(31.0)	(44.1)	(187.5)	(36.3)	(5.5)
Long term debt	—	(280.0)	(380.0)	(380.0)	(380.0)

Net cash/(debt)(4)	271.1	(7.9)	(470.7)	(374.6)	(233.2)

Common shares in issue (million)	86.2	85.5	85.3	85.3	85.7

Cash flow:
Net cash provided by operating activities	323.9	515.4	164.4	140.8	199.3
Net cash used in investing activities	(55.6)	(43.5)	(113.3)	(139.4)	(123.8)
Net cash (used in)/provided by financing activities	(283.1)	(251.7)	36.9	(115.8)	(28.4)

Increase/(decrease) in cash and cash equivalents	(14.8)	220.2	88.0	(114.4)	47.1
Ratios:
Effective tax rate	33.3%	31.8%	(18.1)%	34.5%	34.6%
ROCE(4)	23.0%	15.0%	10.6%	17.1%	22.5%
Fixed charge cover(4)	2.4x	2.0x	1.9x	2.3x	2.6x

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
Store data:
Store numbers (at end of period)
US	1,317	1,361	1,401	1,399	1,308
UK	540	552	558	563	581
Percentage (decrease)/increase in same store sales(4)
US	8.9%	0.2%	(9.6)%	(1.5)%	6.1%
UK	(1.4)%	(2.4)%	(3.3)%	2.0%	1.2%
Signet	6.7%	(0.4)%	(8.1)%	(0.6)%	4.7%
Number of employees (full-time equivalents)	16,229	16,320	16,915	17,243	16,836

(1)	During the third quarter of Fiscal 2011, Signet changed its accounting for extended service plans. Previously, revenue from the sale of extended service plans was deferred, net of direct costs arising from the sale, and was recognized in proportion to the historical actual claims incurred. Signet has conducted a review of the claims cost patterns, including estimates of future claims costs expected to be incurred, and concluded that the deferral period required extension and that claims cost is a more appropriate basis for revenue recognition than the number of claims incurred. Signet now defers all revenues and recognizes direct costs in proportion to the revenue recognized. These changes are in accordance with ASC 605-20-25. The impact resulted in an overstatement of extended service plan revenue and an understatement of deferred revenue. These plans are only sold by the US division and therefore only affect the US segment reporting.
(2)	Based on audited IFRS, converted to US GAAP.
(3)	53 week year.
(4)	Net cash/(debt), ROCE, fixed charge cover and same store sales are non-GAAP measures, see “GAAP and non-GAAP Measures” below.

The following table summarizes the impact of the extended service plan accounting change on Signet’s selected consolidated financial data for Fiscal 2010, Fiscal 2009, Fiscal 2008 and Fiscal 2007.

	Fiscal 2010		Fiscal 2009		Fiscal 2008		Fiscal 2007(2)
	$million	$million	$million	$million	$million	$million	$million	$million
	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Income Statement:
Sales	3,290.7	3,273.6	3,344.3	3,328.0	3,665.3	3,645.6	3,559.2	3,537.6
Cost of sales	(2,213.8)	(2,208.0)	(2,264.2)	(2,262.2)	(2,414.6)	(2,410.1)	(2,266.3)	(2,259.8)
Gross margin	1,076.9	1,065.6	1,080.1	1,065.8	1,250.7	1,235.5	1,292.9	1,277.8
Operating income/(loss), net	275.8	264.5	(297.3)	(311.6)	358.7	343.5	404.8	389.7
Income/(loss) before income taxes	241.8	230.5	(326.5)	(340.8)	336.2	321.0	387.3	372.2
Income taxes	(77.7)	(73.4)	(67.2)	(61.8)	(116.4)	(110.6)	(134.6)	(128.9)
Net income/(loss)	164.1	157.1	(393.7)	(402.6)	219.8	210.4	252.7	243.3
Earnings/(loss) per share: basic	$1.92	$1.84	$(4.62)	$(4.72)	$2.58	$2.47	$2.92	$2.81
diluted	$1.91	$1.83	$(4.62)	$(4.72)	$2.55	$2.44	$2.86	$2.75
Balance sheet:
Total assets	2,924.2	3,044.9	2,953.9	3,064.5	3,599.4	3,702.6	3,508.2	3,601.1
Total liabilities	(1,126.6)	(1,341.3)	(1,344.2)	(1,541.8)	(1,278.2)	(1,459.5)	(1,280.3)	(1,441.9)

Total shareholders’ equity	1,797.6	1,703.6	1,609.7	1,522.7	2,321.2	2,243.1	2,227.9	2,159.2
Working capital	1,814.5	1,814.3	1,675.9	1,677.4	1,776.3	1,781.4	1,723.5	1,730.2
Ratios:
Effective tax rate	32.1%	31.8%	(20.6%)	(18.1%)	34.6%	34.5%	34.8%	34.6%
ROCE(1)	14.4%	15.0%	10.6%	10.6%	16.9%	17.1%	22.1%	22.5%

(1)	ROCE is a non-GAAP measure, see “GAAP and non-GAAP Measures” below.
(2)	53 week year.

GAAP AND NON-GAAP MEASURES

The discussion and analysis of Signet’s results of operations, financial condition and liquidity contained in this Report are based upon the consolidated financial statements of Signet which are prepared in accordance with US GAAP and should be read in conjunction with Signet’s financial statements and the related notes included in Item 8. In Fiscal 2011, Signet changed the period of revenue and cost deferral for its extended service plan and this is reflected throughout this Report; see above and Item 8 for additional information. A number of non-GAAP measures are used by management to analyze and manage the performance of the business, and the required disclosures for these non-GAAP measures are given below. In particular, the terms “underlying” and “underlying at constant exchange rates” are used in a number of places. “Underlying” is used to indicate where adjustments for significant, unusual and non-recurring items have been made and “underlying at constant exchange rates” indicates where the underlying items have been further adjusted to eliminate the impact of exchange rate movements on translation of pound sterling amounts to US dollars.

Signet provides such non-GAAP information in reporting its financial results to give investors with additional data to evaluate its operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitute for, financial information prepared in accordance with GAAP.

1. Same store sales growth

Same store sales growth is determined by comparison of sales in stores that were open in both the current and the prior year. Sales from stores that have been open for less than 12 months are excluded from the comparison until their 12-month anniversary. Sales from the 12-month anniversary onwards are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic market, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment is taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Sales to employees have also been excluded. Comparisons at divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. Ecommerce sales are included in the calculation of sales for the period and the comparative figures from the anniversary of the launch of the relevant website. Management considers it useful as it is a major benchmark used by investors to judge performance within the retail industry.

2. Income statement at constant exchange rates

Movements in the US dollar to pound sterling exchange rate have an impact on Signet’s results. The UK division is managed in pounds sterling as sales and costs are incurred in that currency and its results are then translated into US dollars for external reporting purposes. Management believes it assists in understanding the performance of Signet and its UK division if constant currency figures are given. This is particularly so in periods when exchange rates are volatile. The constant currency amounts are calculated by retranslating the prior year figures using the current year’s exchange rate. Management considers it useful to exclude the impact of movements in the pound sterling to US dollar exchange rate to analyze and explain changes and trends in Signet’s sales and costs.

(a) Fiscal 2011 percentage change in results at constant exchange rates

	Fiscal 2011	Fiscal 2010	Change	Impact of exchange rate movement	Fiscal 2010 at constant exchange rates (non-GAAP)	Fiscal 2011 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales	3,437.4	3,273.6	5.0	(18.5)	3,255.1	5.6
Cost of sales	(2,194.5)	(2,208.0)	(0.6)	12.6	(2,195.4)	—

Gross margin	1,242.9	1,065.6	16.6	(5.9)	1,059.7	17.3
Selling, general and administrative expenses	(980.4)	(916.5)	7.0	4.9	(911.6)	7.5
Other operating income, net	110.0	115.4	(4.7)	—	115.4	(4.7)

Operating income, net	372.5	264.5	40.8	(1.0)	263.5	41.4
Interest income	0.7	0.8	(12.5)	—	0.8	(12.5)
Interest expense	(72.8)	(34.8)	109.2	—	(34.8)	109.2

Income before income taxes	300.4	230.5	30.3	(1.0)	229.5	30.9
Income taxes	(100.0)	(73.4)	36.2	0.3	(73.1)	36.8

Net income	200.4	157.1	27.6	(0.7)	156.4	28.1

Basic earnings per share	$2.34	$1.84	27.2	$(0.01)	$1.83	27.9
Diluted earnings per share	$2.32	$1.83	26.8	$(0.01)	$1.82	27.5

(b) Fourth quarter Fiscal 2011 percentage change in results at constant exchange rates

	13 weeks ended January 29, 2011	13 weeks ended January 30, 2010	Change	Impact of exchange rate movement	13 weeks ended January 30, 2010 at constant exchange rates (non-GAAP)	13 weeks ended January 29, 2011 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales	1,270.5	1,196.8	6.2	(7.0)	1,189.8	6.8
Cost of sales	(752.0)	(765.4)	(1.8)	4.2	(761.2)	(1.2)

Gross margin	518.5	431.4	20.2	(2.8)	428.6	21.0
Selling, general and administrative expenses	(336.7)	(282.6)	19.1	1.5	(281.1)	19.8
Other operating income, net	28.7	28.4	1.1	—	28.4	1.1

Operating income, net	210.5	177.2	18.8	(1.3)	175.9	19.7
Interest income	0.1	0.1	—	—	0.1	—
Interest expense	(51.0)	(7.6)	nm	—	(7.6)	nm

Income before income taxes	159.6	169.7	(6.0)	(1.3)	168.4	(5.2)
Income taxes	(54.2)	(54.2)	—	0.4	(53.8)	0.7

Net income	105.4	115.5	(8.7)	(0.9)	114.6	(8.0)

Basic earnings per share	$1.23	$1.35	(8.9)	$(0.01)	$1.34	(8.2)
Diluted earnings per share	$1.21	$1.34	(9.7)	$(0.01)	$1.33	(9.0)

nm - not meaningful

(c) Fiscal 2010 percentage change in results at constant exchange rates

	Fiscal 2010	Fiscal 2009	Change	Impact of exchange rate movement	Fiscal 2009 at constant exchange rates (non-GAAP)	Fiscal 2010 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales	3,273.6	3,328.0	(1.6)	(73.9)	3,254.1	0.6
Cost of sales	(2,208.0)	(2,262.2)	(2.4)	48.4	(2,213.8)	(0.3)

Gross margin	1,065.6	1,065.8	(0.0)	(25.5)	1,040.3	2.4
Selling, general and administrative expenses	(916.5)	(969.2)	(5.4)	20.5	(948.7)	(3.4)
Goodwill impairment	—	(516.9)	nm	(10.5)	(527.4)	nm
Relisting costs	—	(10.5)	nm	—	(10.5)	nm
Other operating income, net	115.4	119.2	(3.2)	(0.4)	118.8	(2.9)

Operating income, net	264.5	(311.6)	nm	(15.9)	(327.5)	nm
Interest income	0.8	3.6	(77.8)	(0.3)	3.3	(75.8)
Interest expense	(34.8)	(32.8)	6.1	—	(32.8)	6.1

Income before income taxes	230.5	(340.8)	nm	(16.2)	(357.0)	nm
Income taxes	(73.4)	(61.8)	18.8	1.8	(60.0)	22.3

Net income	157.1	(402.6)	nm	(14.4)	(417.0)	nm

Basic earnings per share	$1.84	$(4.72)	nm	$(0.17)	$(4.89)	nm
Diluted earnings per share	$1.83	$(4.72)	nm	$(0.17)	$(4.89)	nm

nm - not meaningful

3. Underlying operating income, underlying income/(loss) before income tax, underlying net income, underlying earnings per share and underlying operating margin percentage

In Fiscal 2011, Signet made a Make Whole Payment of $47.5 million as a result of the prepayment in full of the Private Placement Notes outstanding. In Fiscal 2010, the US division benefited by $13.4 million due to a change in its vacation entitlement policy. This benefit did not recur in Fiscal 2011. Management considers it useful to exclude these significant, unusual and non-recurring items to analyze and explain changes and trends in Signet’s and its divisions’ results. These underlying amounts are also shown excluding the impact of movements in the pound sterling to US dollar exchange rate.

(a) Fiscal 2011 reconciliation to underlying results

	Fiscal 2011	Impact of Make Whole Payment	Fiscal 2011 underlying (non- GAAP)
	$million	$million	$million
Sales by origin and destination:
US	2,744.2	—	2,744.2
UK	693.2	—	693.2

	3,437.4	—	3,437.4

Operating income/(loss):
US	342.7	—	342.7
UK	57.0	—	57.0
Unallocated	(27.2)	—	(27.2)

	372.5	—	372.5
Interest income	0.7	—	0.7
Interest expense	(72.8)	47.5	(25.3)

Income before income taxes:	300.4	47.5	347.9
Income taxes	(100.0)	(18.0)	(118.0)

Net income	200.4	29.5	229.9

Basic earnings per share:	$2.34	$0.34	$2.68
Diluted earnings per share:	$2.32	$0.34	$2.66

(b) Fiscal 2011 percentage change in underlying results, compared to Fiscal 2010 as reported and at constant exchange rates

	Fiscal 2011	Fiscal 2010	Change	Fiscal 2011 underlying (non- GAAP)	Underlying change (non- GAAP)	Fiscal 2010 at constant exchange rates (non- GAAP)	Fiscal 2011 underlying change at constant exchange rates (non- GAAP)
	$million	$million	%	$million	%	$million	%
Sales by origin and destination:
US	2,744.2	2,540.4	8.0	2,744.2	8.0	2,540.4	8.0
UK	693.2	733.2	(5.5)	693.2	(5.5)	714.7	(3.0)

	3,437.4	3,273.6	5.0	3,437.4	5.0	3,255.1	5.6

Operating income/(loss):
US	342.7	224.5	52.7	342.7	52.7	224.5	52.7
UK	57.0	56.5	0.9	57.0	0.9	55.1	3.4
Unallocated	(27.2)	(16.5)	64.8	(27.2)	64.8	(16.1)	68.9

	372.5	264.5	40.8	372.5	40.8	263.5	41.4

Income before income taxes:	300.4	230.5	30.3	347.9	50.9	229.5	51.6

Net income	200.4	157.1	27.6	229.9	46.3	156.4	47.0

Basic earnings per share:	$2.34	$1.84	27.2	$2.68	45.7	$1.83	46.4
Diluted earnings per share:	$2.32	$1.83	26.8	$2.66	45.4	$1.82	46.2

(c) Fourth quarter Fiscal 2011 percentage change in underlying results compared to Fiscal 2010 as reported and at constant exchange rates

The underlying results are reported results adjusted for the $47.5 million Make Whole Payment in Fiscal 2011.

	13 weeks ended January 29, 2011	13 weeks ended January 30, 2010	Change	13 weeks ended January 29, 2011 underlying (non-GAAP)	Underlying change (non- GAAP)	13 weeks ended January 30, 2010 change at constant exchange rates (non-GAAP)	13 weeks ended January 29, 2011 underlying change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	%	$million	%
Sales by origin and destination:
US	1,007.0	914.0	10.2	1,007.0	10.2	914.0	10.2
UK	263.5	282.8	(6.8)	263.5	(6.8)	275.8	(4.5)

	1,270.5	1,196.8	6.2	1,270.5	6.2	1,189.8	6.8

Operating income/(loss):
US	167.9	121.5	38.2	167.9	38.2	121.5	38.2
UK	55.3	60.4	(8.4)	55.3	(8.4)	59.0	(6.3)
Unallocated	(12.7)	(4.7)	170.2	(12.7)	170.2	(4.6)	176.1

	210.5	177.2	18.8	210.5	18.8	175.9	19.7

Income before income taxes:	159.6	169.7	(6.0)	207.1	22.0	168.4	23.0

Net income	105.4	115.5	(8.7)	134.9	16.8	114.6	17.7

Basic earnings per share	$1.23	$1.35	(8.9)	$1.57	16.3	$1.34	17.2
Diluted earnings per share	$1.21	$1.34	(9.7)	$1.55	15.7	$1.33	16.5

(d) Fiscal 2010 reconciliation to underlying results

	Fiscal 2010	Impact of change in vacation entitlement policy	Fiscal 2010 underlying (non- GAAP)
	$million	$million	$million
Sales by origin and destination:
US	2,540.4	—	2,540.4
UK	733.2	—	733.2

	3,273.6	—	3,273.6

Operating income/(loss):
US	224.5	(13.4)	211.1
UK	56.5	—	56.5
Unallocated	(16.5)	—	(16.5)

	264.5	(13.4)	251.1

Income before income taxes:	230.5	(13.4)	217.1

Net income	157.1	(8.3)	148.8

Basic earnings per share:	$1.84	$(0.09)	$1.75
Diluted earnings per share:	$1.83	$(0.09)	$1.74

(e) Fiscal 2010 percentage change in underlying results, compared to Fiscal 2009 as reported and at constant exchange rates

	Fiscal 2010	Fiscal 2009	Change	Fiscal 2010 underlying (non- GAAP)	Fiscal 2009 underlying (non- GAAP)	Underlying change (non- GAAP)	Fiscal 2009 at constant exchange rates (non- GAAP)	Fiscal 2010 underlying change at constant exchange rates (non- GAAP)
	$million	$million	%	$million	$million	%	$million	%
Sales by origin and destination:
US	2,540.4	2,519.8	0.8	2,540.4	2,519.8	0.8	2,519.8	0.8
UK	733.2	808.2	(9.3)	733.2	808.2	(9.3)	734.3	(0.1)

	3,273.6	3,328.0	(1.6)	3,273.6	3,328.0	(1.6)	3,254.1	0.6

Operating income/(loss):
US	224.5	(250.7)	nm	211.1	157.3	34.2	157.3	34.2
UK	56.5	(37.4)	nm	56.5	71.5	(21.0)	65.0	(13.1)
Unallocated	(16.5)	(23.5)	(29.8)	(16.5)	(13.0)	26.9	(11.8)	39.8

	264.5	(311.6)	nm	251.1	215.8	16.4	210.5	19.3
Income/(loss) before income taxes:	230.5	(340.8)	nm	217.1	186.6	16.3	181.0	19.9

Net income/(loss)	157.1	(402.6)	nm	148.8	124.8	19.2	121.0	23.0

Basic earnings/(loss) per share:	$1.84	$(4.72)	nm	$1.75	$1.47	19.0	$1.42	23.2
Diluted earnings/(loss) per share:	$1.83	$(4.72)	nm	$1.74	$1.47	18.4	$1.42	22.5

nm - not meaningful

(f) Fiscal 2009 reconciliation to underlying results and at constant exchange rates

	Fiscal 2009	Impact of goodwill impairment and relisting	Fiscal 2009 underlying (non- GAAP)	Impact of exchange rate movement	Fiscal 2009 underlying at constant exchange rates (non- GAAP)
	$million	$million	$million	$million	$million
Sales by origin and destination:
US	2,519.8	—	2,519.8	—	2,519.8
UK	808.2	—	808.2	(73.9)	734.3

	3,328.0	—	3,328.0	(73.9)	3,254.1

Operating (loss)/income:
US	(250.7)	408.0	157.3	—	157.3
UK	(37.4)	108.9	71.5	(6.5)	65.0
Unallocated	(23.5)	10.5	(13.0)	1.2	(11.8)

	(311.6)	527.4	215.8	(5.3)	210.5

(Loss)/income before income taxes:	(340.8)	527.4	186.6	(5.6)	181.0

Net (loss)/income	(402.6)	527.4	124.8	(3.8)	121.0

Basic (loss)/earnings per share:	$(4.72)	$6.19	$1.47	$(0.05)	$1.42
Diluted (loss)/earnings per share:	$(4.72)	$6.19	$1.47	$(0.05)	$1.42

4. Net cash/(debt)

Net cash/(debt) is the total of loans, overdrafts and long term debt less cash and cash equivalents, and is helpful in providing a measure of the total indebtedness of the business.

	January 30, 2011	January 31, 2010	February 2, 2009
	$million	$million	$million
Long-term debt	—	(280.0)	(380.0)
Loans and overdrafts	(31.0)	(44.1)	(187.5)

	(31.0)	(324.1)	(567.5)
Cash and cash equivalents	302.1	316.2	96.8

Net cash/(debt)	271.1	(7.9)	(470.7)

5. Return on capital employed excluding goodwill (“ROCE”)

ROCE is calculated by dividing the annual operating income by the average quarterly capital employed and is expressed as a percentage. Capital employed includes intangible assets excluding goodwill, property, plant and equipment, other non-current receivables, inventories, accounts and other receivables, other assets, accounts payable, accrued expenses and other liabilities, deferred revenue and retirement benefit asset/obligation. This is a key performance indicator used by management for assessing the effective operation of the business and is considered a useful disclosure for investors as it provides a measure of the return on Signet’s and the divisions’ operating assets and has historically been used for certain performance awards.

6. Fixed charge cover; net debt to earnings before interest, taxes, depreciation and amortization; and net tangible asset value

These non-GAAP measures are calculated exactly in accordance with Signet’s debt covenants as defined in the original and amended note purchase and revolving credit facility agreements. The Private Placement Notes were prepaid in full on November 26, 2010. These covenants are reported to the lending banks and needed to be met in order to maintain these funding facilities. The reporting of these measures provides an investor with an understanding of Signet’s ability to meet these conditions, which are described in Item 7.

7. Free cash flow

Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less net cash flows used in investing activities. It has been calculated both before and after the Make Whole Payment. Management considers that this is helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow does not represent the residual cash flow available for discretionary expenditure.

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Net cash provided by operating activities	323.9	515.4	164.4
Net cash used in investing activities	(55.6)	(43.5)	(113.3)

Free cash flow, including Make Whole Payment	268.3	471.9	51.1
Make Whole Payment	47.5	—	—

Free cash flow, excluding Make Whole Payment	315.8	471.9	51.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, and risks relating to Signet being a Bermuda corporation.

For a discussion of these risks and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see Item 1A and elsewhere in this Annual Report on Form 10-K. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

GAAP AND NON-GAAP MEASURES

The following discussion and analysis of the results of operations, financial condition and liquidity is based upon the consolidated financial statements of Signet which are prepared in accordance with US GAAP. The following information should be read in conjunction with Signet’s financial statements and the related notes included in Item 8. In Fiscal 2011, Signet changed the period of revenue and cost deferral for its extended service plan and this is reflected throughout this Annual Report on Form 10-K; see Items 6 and 8 for additional information.

A number of non-GAAP measures are used by management to analyze and manage the performance of the business, and the required disclosures for these measures are given in Item 6. Signet provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. The Company’s management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitute for, financial information prepared in accordance with GAAP.

Exchange translation impact

The average exchange rate is used to prepare the income statement and is calculated from the weekly average exchange rates weighted by sales of the UK division. This means that results are particularly impacted by movements in the fourth quarter of its fiscal year, with the exchange rate in the first three weeks of December having the largest effect on the average exchange rate used. A movement in the year to date exchange rate from that in the prior quarter in a particular fiscal year, will result in that quarter’s results being impacted by adjustments to sales and costs in prior quarters to reflect the changed year to date exchange rate. This can have a particularly noticeable impact on Signet’s results for the third quarter as the results for the third quarter are close to break-even. In addition, as the UK division’s selling, administrative and general expenses are spread more evenly between quarters than its sales, these expenses can be particularly impacted in the fourth quarter. In Fiscal 2012, it is anticipated a one cent movement in the pound sterling to US dollar exchange rate would impact income before income tax by approximately $0.2 million.

Fiscal 2011 overview

The strong results for Fiscal 2011 were led by a same store sales increase of 6.7% (Fiscal 2010: decrease of 0.4%), total sales were up by 5.0% to $3,437.4 million (Fiscal 2010: $3,273.6 million) and operating margin improving by 270 basis points to 10.8% (Fiscal 2010: 8.1%). As a result, income before income taxes and diluted earnings per share rose to $300.4 million (Fiscal 2010: $230.5 million) and $2.32 (Fiscal 2010: $1.83), up by 30.3% and 26.8% respectively. Excluding the Make Whole Payment, income before income taxes and diluted earnings per share rose to $347.9 million and $2.66, up by 50.9% and 45.4% respectively, non-GAAP measures, see Item 6.

Free cash flow at $315.8 million excluding the Make Whole Payment; non-GAAP measure, see Item 6 (Fiscal 2010: $471.9 million), was substantially higher than the original objective for the year of $150 million to $200 million. Signet took advantage of its strong balance sheet and financial flexibility to prepay all outstanding Private Placement Notes, significantly reducing future interest expense and eliminating restrictive covenants, including limitations on shareholder distributions and capital expenditure. As a result, a Make Whole Payment of $47.5 million was incurred. At January 29, 2011, Signet had no long term debt (January 30, 2010: $280 million), and cash and cash equivalents of $302.1 million (January 30, 2010: $316.2 million).

Drivers of operating profitability

The key drivers of operating profitability are:

•	sales performance;

•	gross margin;

•	level of selling, general and administrative expenses;

•	balance between the change in same store sales and sales from new store space; and

•

movements in the US dollar to pound sterling exchange rate, as about 20% of Signet’s sales and about 8% of operating income, including unallocated costs, were generated in the UK in Fiscal 2011 and Signet reports its results in US dollars.

These and other drivers are discussed more fully below.

Sales

Sales performance in both the US and UK divisions is driven by the change in same store sales and contribution from changes in net store space.

Same store sales are a function of the number of units sold and the average selling price of those units. The average selling price can vary due to changes in the buying patterns of consumers, the introduction of new merchandise, the relative growth rates of different store formats, or price changes. The charm bracelet category, which has an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by Signet, grew rapidly in Fiscal 2010 and Fiscal 2011. Therefore, the growth of this category has had a significant impact on the average unit selling price achieved by Signet. Management believes that excluding the category from calculations of average unit selling price statistics, is more useful in helping to understand Signet’s sales performance. Historically Signet’s customers had been purchasing items with larger, higher quality diamonds, which had lifted the average selling price. However, in the second half of Fiscal 2009 and in Fiscal 2010, the challenging economic environment resulted in the typical consumer buying items with a lower average selling price. In Fiscal 2011, prices were selectively increased due to various factors, such as the increased cost of gold and, in the UK the weakness of pound sterling against the dollar and an increase in the rate of value added tax, which resulted in a higher average selling price in both the US and UK divisions. Such price increases typically result in an increase in average unit selling price but may also result in an initial reduction in the number of units sold followed by a recovery in volumes, but not to the prior level. However, other factors, such as changes in merchandise mix or a recovery in consumers’ discretionary expenditure, may have a greater impact on sales and average unit selling prices. In Fiscal 2011, the average selling price, excluding the charm bracelet category, increased by 8.0% in the US division and in the UK division by 9.2% in pound sterling.

A new store typically has sales of about 60% that of a five year old store, and will only contribute to sales for part of the fiscal year in which it is opened. Store openings are usually planned to occur in the third quarter and store closures in January. When investing in new space, management has stringent operating and financial criteria. US net space decreased by 2% in Fiscal 2011 and by 1% in Fiscal 2010. This is in contrast to net space growth in the US of 4% in Fiscal 2009, 10% in Fiscal 2008 and 11% in Fiscal 2007. The majority of the historic space growth reflected expansion of the Jared format. In the UK, there has typically been a small decline in space as the H.Samuel chain has withdrawn from smaller sized retail markets. There are very limited new space opportunities for either H.Samuel or Ernest Jones to offset these closures. As a result, there was a decline in UK space of 2% in Fiscal 2011 and 1% in Fiscal 2010.

Net change in store space

	US	UK	Signet
Fiscal 2011
Openings	6	—	6
Closures	(50)	(12)	(62)
Net change	(2)%	(2)%	(2)%
Fiscal 2010
Openings	16	1	17
Closures	(56)	(7)	(63)
Net change	(1)%	(1)%	(1)%
Fiscal 2009
Openings	77	10	87
Closures	(75)	(15)	(90)
Net change	4%	1%	3%

Cost of sales and gross margin

Cost of sales, which is used to arrive at gross margin, includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to the distribution center and to stores, inventory shrinkage, store operating and occupancy costs, net bad debts and charges for late payments under the US customer finance program. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. As the classification of cost of sales or selling, general and administrative expenses varies from retailer to retailer and few retailers have in-house customer finance programs, Signet’s gross margin percentage may not be directly comparable to other retailers.

The gross merchandise margin is the difference between the selling price achieved and the cost of merchandise sold expressed as a percentage of the sales price. Gross merchandise margin dollars is the difference expressed in monetary terms. The trend in gross merchandise margin depends on Signet’s pricing policy, movements in the cost of merchandise sold, changes in sales mix and the direct cost of providing services such as repairs.

Important factors that impact gross merchandise margin are the cost of polished diamonds and gold. In the US division, about 55% of the cost of merchandise sold is accounted for by polished diamonds and about 20% is accounted for by gold. In the UK division, diamonds and gold account for about 5% to 10% and 20% respectively of the cost of merchandise sold, and watches for about 40%. The pound sterling to US dollar exchange rate also has a material impact as a significant proportion of the merchandise sold in the UK is purchased in US dollars. Signet uses gold and currency hedges to reduce its exposure to market volatility in the cost of gold and the pound sterling to dollar exchange rate, but is not able to do so for polished diamonds. For gold, the hedging period is normally a maximum of one year. For currencies, the hedging period can extend to 24 months, although the majority of hedge contracts will normally be for a maximum of 18 months.

The price of diamonds varies depending on their size, cut, color and clarity. The price of diamonds of the size and quality typically purchased by Signet showed little variation over Fiscal years 2007, 2008 and 2009. Due to the sharp decline in demand for diamonds in the second half of Fiscal 2009, particularly in the US which accounts for about 40% of worldwide diamond demand (source: IDEX Online (“IDEX”)), the supply chain became overstocked with diamonds. Combined with the reduced levels of credit availability, the oversupply of diamonds resulted in a fall in the price of loose polished diamonds of all sizes and qualities for most of Fiscal 2010. The IDEX Global Diamond Price Index is an independent source that tracks diamond prices in the IDEX inventory database. While IDEX tracks price movements in its database, they are not representative of all transactions in polished diamonds and do not necessarily reflect prices paid by Signet. IDEX reports show that the price of diamonds over three carats, which is larger than Signet usually purchases, are more volatile than for sizes and qualities that are typically used in merchandise sold by Signet. During Fiscal 2011, polished diamond prices increased, but remained below Fiscal 2009 levels. Demand for diamonds is primarily driven by the manufacture and sale of diamond jewelry and their future price is uncertain.

The cost of gold has steadily increased during the last four fiscal years, primarily reflecting increased investment demand rather than changes in the usage for jewelry manufacture. During Fiscal 2011, the cost of gold increased from an average of $1,110 per troy ounce in January 2010 to $1,371 per troy ounce in January 2011. In the first seven weeks of Fiscal 2012, the cost of gold has been volatile, and has averaged above $1,399 per troy ounce. The future price of gold is uncertain.

Signet uses an average cost inventory methodology and, as jewelry inventory turns slowly, the impact of movements in the cost of diamonds and gold on gross merchandise margin takes some time to be fully reflected in the gross merchandise margin. As inventory turn is faster in the fourth quarter than in the other three quarters, changes in the cost of merchandise are more quickly reflected in the gross merchandise margin in that quarter. Furthermore the hedging activities result in movements in the purchase cost of merchandise taking sometime before being reflected in the gross merchandise margin.

Customer receivables comprise a large volume of transactions with no one customer representing a significant balance. The net bad debt to total US sales ratio is an estimate of the allowance for losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is 90 days aged on a recency basis, as well as an allowance for those under 90 days aged based on historical loss information and performance. Management believes that the primary drivers of the net bad debt to total US sales ratio are the accuracy of the consumer credit scores used when granting customer finance, the procedures used to collect the outstanding balances, credit sales as a percentage of total US sales and the rate of change in the level of unemployment in the US economy.

Selling, general and administrative expenses

Selling, general and administrative expenses include store and central payroll and related benefits, advertising and promotional costs, store administration costs and other operating expenses not specifically categorized elsewhere in the consolidated income statements.

The primary drivers of staffing costs are the number of full time equivalent employees employed and the level of compensation, taxes and other benefits paid. Management varies, on a store by store basis, the hours worked based on the expected level of selling activity, subject to minimum staffing levels required to operate the store. Non-store staffing levels are less variable. A significant element of compensation is performance based, and is primarily dependent on sales or operating profit.

The level of advertising expenditure can vary. The largest element of advertising expenditure is national television advertising and is determined by management’s judgment of the appropriate level of advertising impressions and the cost of purchasing media.

Other operating income

Other operating income is predominantly interest income arising from in-house customer finance provided to Signet’s customers by the US division. Its level is dependent on the rate of interest charged and the level of outstanding balances. The level of outstanding balances is dependent on the sales of the US division, the proportion of sales that use the in-house customer finance and the monthly collection rate.

Operating income margin

To maintain the operating income margin, Signet needs to achieve same store sales growth sufficient to offset any adverse movement in gross merchandise margin, any increase in operating costs (including the net bad debt charge), the impact of any immature selling space and adverse changes in other operating income. Same store sales growth above the level required to offset the factors outlined above allows the business to achieve leverage of its fixed cost base and improve operating income margin. Slower sales growth or a sales decline would normally result in a reduced operating income margin. In exceptional cases, such as through the US division’s cost saving measures implemented in Fiscal 2010 and described below, Signet may be able to reduce costs enough to increase operating margin. A key factor in driving operating income margin is the level of average sales per store, with higher productivity allowing leverage of expenses incurred in performing store and central functions. Therefore a slower rate of net new space growth is beneficial to operating income margin while an acceleration in growth is adverse.

The impact on operating income of a sharp, unexpected increase or decrease in same store sales performance can be significant. This is particularly so when it occurs in the fourth quarter. However, the impact on operating income of short term sales variances (either adverse or favorable) is less in the US division than the UK, as the UK gross merchandise margin is higher and certain variable expenses such as sales-related rent and staff incentives account for a higher proportion of costs in the US division than in the UK division. In the medium term, there is more opportunity to adjust costs to the changed sales level, but the time it takes varies depending on the type of cost. An example of where it can take a number of months to adjust costs is expenditure on national network television advertising in the US, where Signet makes most of its commitments for the year ahead during its second quarter. It is even more difficult to reduce base lease costs in the short or medium term, as leases in US malls are typically for ten years, Jared sites for 20 years and in the UK for five plus years.

The operating margin may also be impacted by significant, unusual and non-recurring items. In Fiscal 2011, the impact of amendments to the Truth in Lending Act had an estimated net direct adverse impact on operating income of $11.9 million, primarily by reducing other operating income. In Fiscal 2010, the vacation entitlement policy in the US division was changed, which resulted in the selling, general and administrative costs being reduced, while operating income increased by $13.4 million. In Fiscal 2009, a charge was recorded for goodwill impairment of $516.9 million and relisting costs of $10.5 million related to the move of Signet’s primary listing to the NYSE from the LSE.

Other line items may also be impacted by significant, unusual and non-recurring items. For example, in Fiscal 2011, Signet made a Make Whole Payment of $47.5 million, reflected as an increase to interest expense as a result of the prepayment in full of Private Placement Notes in November 2010.

Results of Operations

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Sales	3,437.4	3,273.6	3,328.0
Cost of sales	(2,194.5)	(2,208.0)	(2,262.2)

Gross margin	1,242.9	1,065.6	1,065.8
Selling, general and administrative expenses	(980.4)	(916.5)	(969.2)
Impairment of goodwill	—	—	(516.9)
Relisting costs	—	—	(10.5)
Other operating income, net	110.0	115.4	119.2

Operating income/(loss), net	372.5	264.5	(311.6)
Net interest expense	(72.1)	(34.0)	(29.2)

Income/(loss) before income taxes	300.4	230.5	(340.8)
Income taxes	(100.0)	(73.4)	(61.8)

Net income/(loss)	200.4	157.1	(402.6)

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in the statements of consolidated income:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	%	%	%
Sales	100.0	100.0	100.0
Cost of sales	(63.8)	(67.4)	(68.0)

Gross margin	36.2	32.6	32.0
Selling, general and administrative expenses	(28.5)	(28.0)	(29.1)
Impairment of goodwill	—	—	(15.5)
Relisting costs	—	—	(0.3)
Other operating income, net	3.1	3.5	3.5

Operating income/(loss), net	10.8	8.1	(9.4)
Net interest expense	(2.1)	(1.1)	(0.8)

Income/(loss) before income taxes	8.7	7.0	(10.2)
Income taxes	(2.9)	(2.2)	(1.9)

Net income/(loss)	5.8	4.8	(12.1)

The following tables set forth for the periods indicated, the underlying selling, general and administrative expenses adjusted for the change in US vacation entitlement policy; underlying operating income adjusted for the change in US vacation entitlement policy, goodwill impairment and relisting costs and underlying income before income taxes adjusted for the change in US vacation entitlement policy, goodwill impairment, relisting costs and the Make Whole Payment:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Selling, general and administrative expenses	(980.4)	(916.5)	(969.2)
Add impact of change in US vacation entitlement policy	—	(13.4)	—

Underlying selling, general and administrative expenses(1)	(980.4)	(929.9)	(969.2)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Operating income/(loss)	372.5	264.5	(311.6)
Add impairment of goodwill	—	—	516.9
Add relisting costs	—	—	10.5
Less impact of change in US vacation entitlement policy	—	(13.4)	—

Underlying operating income(1)	372.5	251.1	215.8
Interest income	0.7	0.8	3.6
Interest expense	(72.8)	(34.8)	(32.8)
Add Make Whole Payment	47.5	—	—

Underlying income before income taxes(1)	347.9	217.1	186.6

(1)	Non-GAAP measure, see Item 6.

The following tables set forth for the periods indicated, the percentage of net sales represented by the underlying selling, general and administrative expenses adjusted for the change in US vacation entitlement policy and underlying operating income adjusted for the change in US vacation entitlement policy, goodwill impairment and relisting costs:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	%	%	%
Selling, general and administrative	(28.5)	(28.0)	(29.1)
Add impact of change in US vacation entitlement policy	—	(0.4)	—

Underlying selling, general and administrative expenses(1)	(28.5)	(28.4)	(29.1)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	%	%	%
Operating income/(loss)	10.8	8.1	(9.3)
Add impairment of goodwill	—	—	15.5
Add relisting costs	—	—	0.3
Less impact of change in US vacation entitlement policy	—	(0.4)	—

Underlying operating income(1)	10.8	7.7	6.5

(1)	Non-GAAP measure, see Item 6.

In the following analysis of results, while the overall performance is discussed, the focus of the commentary is on the US and UK divisions individually, as this reflects the way that Signet is managed. The analysis of the UK division is based on constant exchange rates (non-GAAP measure, see Item 6) as the division’s performance is managed in pounds sterling as sales and costs are both incurred in that currency.

Divisional operating income before the impact of the change in US vacation entitlement policy, goodwill impairment and relisting costs is given in the following table:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Operating income/(loss), net
US	342.7	224.5	(250.7)
UK	57.0	56.5	(37.4)
Unallocated	(27.2)	(16.5)	(23.5)

Consolidated total	372.5	264.5	(311.6)

Impact of change in US vacation policy in Fiscal 2010, goodwill impairment and relisting costs in Fiscal 2009
US	—	13.4	(408.0)
UK	—	—	(108.9)
Relisting costs	—	—	(10.5)

Consolidated total	—	13.4	(527.4)

Underlying operating income(1)
US	342.7	211.1	157.3
UK	57.0	56.5	71.5
Unallocated	(27.2)	(16.5)	(13.0)

Consolidated total	372.5	251.1	215.8

(1)	Non-GAAP measure, see Item 6.

COMPARISON OF FISCAL 2011 TO FISCAL 2010

Summary of Fiscal 2011

•	Same store sales: up by 6.7%(1)

•	Total sales: up by 5.0% to $3,437.4 million

•	Operating margin: increased to 10.8%, up 270 basis points

•	Operating income: up by 40.8% to $372.5 million

•	Net income before income taxes: up by 30.3% to $300.4 million

–	Underlying net income before income taxes excluding Make Whole Payment: up by 50.9% to $347.9 million(1)

•	Diluted earnings per share: up by 26.8% to $2.32

–	Underlying diluted earnings per share excluding Make Whole Payment: up by 45.4% to $2.66(1)

(1)	Non-GAAP measure, see Item 6.

Sales

In Fiscal 2011, Signet’s same store sales increased by 6.7%, compared to a decline of 0.4% in Fiscal 2010. Total sales rose by 5.0% to $3,437.4 million (Fiscal 2010: $3,273.6 million). The average US dollar to pound sterling exchange rate in Fiscal 2011 was $1.55 (Fiscal 2010: $1.59). The breakdown of the sales performance is set out in the table below.

	Fiscal 2011
	US	UK	Signet
Sales, million	$2,744.2	$693.2	$3,437.4
% of total	79.8%	20.2%	100.0%

Change in sales	US	UK	Signet
	%	%	%
Same store sales(1)	8.9	(1.4)	6.7
Change in store space	(0.9)	(1.6)	(1.1)

Total change in sales at constant exchange rates(1)	8.0	(3.0)	5.6
Exchange translation	—	(2.5)	(0.6)

Change in sales as reported	8.0	(5.5)	5.0

(1)	Non-GAAP measure, see Item 6.

In Fiscal 2011, the US division’s sales were up by 8.0% to $2,744.2 million (Fiscal 2010: $2,540.4 million) and same store sales rose by 8.9% compared to a rise of 0.2% in Fiscal 2010. The division’s market share of the US specialty jewelry market increased by 30 basis points to 9.3%. See the table below for analysis of sales growth.

			Change from previous year
Fiscal 2011	Sales	Average unit selling price(1)	Total sales	Same Store Sales(2)	Average unit selling price(1)
Kay	$1,592.9m	$330	6.4%	7.0%	7.6%
Jared	$848.3m	$763	18.1%	15.7%	7.0%
Regional brands	$303.0m	$342	(6.8)%	1.9%	4.0%

US division	$2,744.2m	$389	8.0%	8.9%	8.0%

(1)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.
(2)	Non-GAAP measure, see Item 6.

In Fiscal 2011, both the bridal category, and branded differentiated and exclusive products, increased their share of the US division’s sales. In the bridal category, the convergence of superior customer service, supply chain expertise and the ability to offer in-house customer finance resulted in an outstanding customer experience giving the US division a significant competitive sales advantage. Within the bridal category, Neil Lane BridalTM and the Tolkowsky® Diamond were tested successfully. Branded differentiated and exclusive merchandise, such as The Leo Diamond®, Open Hearts by Jane Seymour®, Love’s Embrace®, Le Vian® and Charmed Memories®, increased their participation by about 300 basis points to 22% of the US division’s merchandise sales. In addition, Jared also benefited from a recovery in spending among US households with above average incomes, and the continued expansion of the Pandora® range.

In Fiscal 2011, average unit selling price for the US division, excluding the charm bracelet category, rose by 8.0%, reflecting changes in the store brand sales mix, customers trading up the US division’s pricing structure, merchandising initiatives, and selective price increases made during Fiscal 2011. Including the charm bracelet category, the average unit selling price decreased, but was more than compensated for by the volume of units sold, which increased significantly.

In Fiscal 2011, the UK division’s sales were down by 5.5% to $693.2 million (Fiscal 2010: $733.2 million), and down 3.0% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales decreased by 1.4%, compared to a decline of 2.4% in Fiscal 2010. See the table below for further analysis of sales.

			Change from previous year
Fiscal 2011	Sales	Average unit selling price (1)(2)	Total Sales	Sales at constant exchange rates(3)(4)	Same store sales(3)	Average Unit Selling Price(2)
H.Samuel	$373.4m	£57	(5.2)%	(2.8)%	(1.6)%	8.0%
Ernest Jones(5)	$319.5m	£249	(4.2)%	(1.7)%	(1.1)%	9.3%
Other	$0.3m	nm	nm	nm	nm	nm

UK division	$693.2m	£89	(5.5)%	(3.0)%	(1.4)%	9.2%

(1)	The average unit selling price[2] for H.Samuel was $88, for Ernest Jones was $386 and for the UK division was $138.
(2)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than product historically sold by the division.
(3)	Non-GAAP measure, see Item 6.
(4)	The exchange translation impact on the total sales of H.Samuel was (2.4)%, and for Ernest Jones was (2.5)%.
(5)	Includes stores selling under the Leslie Davis nameplate.
nm - not	meaningful

In the UK division, the charm bracelet category continued to perform well, as did fashion watches and the bridal category, including gold rings. Average unit selling price, excluding the charm bracelet category, increased by 9.2% in Fiscal 2011, primarily reflecting price increases implemented to counter pressure on gross merchandise margin.

Fourth quarter Fiscal 2011

In the fourth quarter, Signet’s same store sales were up 8.1%, compared to an increase of 5.1% in the fourth quarter of Fiscal 2010, and total sales rose by 6.2% to $1,270.5 million (13 weeks to January 30, 2010: $1,196.8 million). The breakdown of the sales performance is set out in the table below.

	Fourth Quarter
	US	UK	Signet
Sales, million	$1,007.0	$263.5	$1,270.5
% of total	79.3%	20.7%	100.0%

Change in sales	US	UK	Signet
	%	%	%
Same store sales(1)	11.4	(2.9)	8.1
Change in store space	(1.2)	(1.6)	(1.3)

Total change in sales at constant exchange rates(1)	10.2	(4.5)	6.8
Exchange translation	—	(2.3)	(0.6)

Change in sales as reported	10.2	(6.8)	6.2

(1)	Non-GAAP measure, see Item 6.

In the fourth quarter, the US division’s sales were $1,007.0 million (13 weeks to January 30, 2010: $914.0 million) up by 10.2%, and same store sales rose by 11.4% compared to a rise of 7.3% in the fourth quarter of Fiscal 2010. See the table below for further analysis of sales.

			Change from previous year
Fourth quarter Fiscal 2011	Sales	Average unit selling price(1)	Total sales	Same Store Sales(2)	Average unit selling price(1)
Kay	$608.8m	$298	9.9%	10.7%	9.0%
Jared	$292.2m	$721	18.8%	17.5%	9.2%
Regional brands	$106.0m	$315	(7.2)%	1.3%	9.4%

US division	$1,007.0m	$351	10.2%	11.4%	10.8%

(1)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.
(2)	Non-GAAP measure, see Item 6.

In the fourth quarter, the UK division’s sales were down by 6.8% to $263.5 million (13 weeks to January 30, 2010: $282.8 million), reflecting an adverse impact of 2.3% from movements in the pound sterling to US dollar exchange rate, a reduction of 1.6% due to changes in space and a decrease in same store sales of 2.9% (13 weeks to January 30, 2010: down 1.5%). See table below for further analysis of sales.

			Change from previous year
Fourth quarter Fiscal 2011	Sales	Average Unit selling price(1)(2)	Total Sales	Sales at constant exchange rates(3)(4)	Same store sales(3)	Average Unit Selling price(2)
H.Samuel	$149.7m	£56	(5.2)%	(2.8)%	(1.7)%	5.2%
Ernest Jones(5)	$113.8m	£231	(8.2)%	(6.0)%	(4.6)%	8.6%

UK division	$263.5m	£84	(6.8)%	(4.5)%	(2.9)%	5.8%

(1)	The average unit selling price[2] in the fourth quarter for H.Samuel was $87, for Ernest Jones was $358 and for the UK division was $130.
(2)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than product historically sold by the division.
(3)	Non-GAAP measure, see Item 6.
(4)	The exchange translation impact on the total sales of H.Samuel was (2.4)% and for Ernest Jones was (2.2)% .
(5)	Includes stores selling under the Leslie Davis nameplate.

Gross margin

In Fiscal 2011, Signet’s gross margin was $1,242.9 million (Fiscal 2010: $1,065.6 million), an increase of 16.6%. The gross margin rate increased by 360 basis points to 36.2% (Fiscal 2010: 32.6%).

In Fiscal 2011, the US division’s gross merchandise margin was up by 120 basis points compared to Fiscal 2010 and benefited from selective price increases implemented in the first and third quarters of Fiscal 2011, lower average diamond inventory costs, and reduced price discounting, which more than offset a higher cost of gold. In-house customer finance participation in the US division was 54.2% (Fiscal 2010: 53.9%) and the net bad debt to total US sales ratio was 4.2% (Fiscal 2010: 5.6%). Management believes this reduction reflected the quality of credit authorization and collection procedures, and a more stable rate of unemployment. The average monthly collection rate was 12.6% (Fiscal 2010: 12.5%). Net US customer in-house finance receivables at January 29, 2011 were $927.7 million (January 30, 2010: $849.3 million). Store occupancy costs were tightly controlled.

In Fiscal 2011, the UK division’s gross merchandise margin rate was down by 40 basis points compared to Fiscal 2010. The impact of a weak pound sterling to US dollar exchange rate, an increase in the cost of gold and a higher rate of value added tax were largely offset by price increases. Store occupancy costs were tightly controlled.

In the fourth quarter, Signet’s gross margin was $518.5 million (13 weeks to January 30, 2010: $431.4 million), an increase of 20.2%. Gross margin rate increased by 480 basis points to 40.8% (13 weeks to January 30, 2010: 36.0%). The US division’s gross merchandise margin was up 140 basis points compared to the fourth quarter of Fiscal 2010. In-house customer finance participation in the US division was 51.5% in the fourth quarter (13 weeks to January 30, 2010: 50.8%). The net bad debt to total US sales ratio was 3.8% (13 weeks to January 30, 2010: 5.0%). The average monthly collection rate was 12.2% in the fourth quarter (13 weeks to January 30, 2010: 12.0%). The UK division’s gross merchandise margin percentage was down 50 basis points from the fourth quarter of Fiscal 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses for Fiscal 2011 were $980.4 million (Fiscal 2010: $916.5 million), up by 7.0%. Selling, general and administrative expenses as a percentage of sales increased by 50 basis points to 28.5% (Fiscal 2010: 28.0%); the increase primarily reflected higher incentive payments, the non-recurrence of the Fiscal 2010 benefit due to the change in US vacation entitlement policy, management transition costs and higher advertising expenditure. The US division’s gross advertising expenditure increased by 5.6% to $161.5 million (Fiscal 2010: $153.0 million), a marketing to sales ratio of 5.9% (Fiscal 2010: 6.0%). In the UK division, gross advertising expenditure increased by 1.8% to $16.6 million (Fiscal 2010: $16.3 million), a marketing to sales ratio of 2.4% (Fiscal 2010: 2.2%), an increase of 4.5% in pounds sterling. The higher level of gross advertising expenditure in both divisions primarily reflected fourth quarter activity, with both an increased level of television advertising impressions and media inflation.

Unallocated costs, principally central costs not allocated to the US or UK division in Signet’s management accounts, were $27.2 million (Fiscal 2010: $16.5 million). These costs included $6.5 million incurred in the fourth quarter due to the appointment of a new Chief Executive Officer, whose contract included compensation for amounts foregone from his prior employment, and $2.4 million arising from the relocation of certain central functions to the US from the UK.

In the fourth quarter, selling, general and administrative expenses were $336.7 million (13 weeks to January 30, 2010: $282.6 million).

Other operating income, net

In Fiscal 2011, other operating income was $110.0 million (Fiscal 2010: $115.4 million), down by 4.7%. This reflected the impact of the amendments to the Truth in Lending Act that were implemented during the year and were largely offset by a higher level of outstanding customer finance balances and an increase in rate of interest charged.

Other operating income in the fourth quarter was $28.7 million (13 weeks to January 30, 2010: $28.4 million).

Operating income, net

For Fiscal 2011, net operating income increased by 40.8% to $372.5 million (Fiscal 2010: $264.5 million, after a $13.4 million non-recurring, favorable impact from a change in US vacation entitlement policy). Operating margin was 10.8% (Fiscal 2010: 8.1%). In Fiscal 2011, the net direct adverse impact on operating income from the amendments to the Truth in Lending Act was estimated by management to be $11.9 million, of which $2.1 million was in the fourth quarter.

The US division’s net operating income increased by 52.7% to $342.7 million (Fiscal 2010: $224.5 million, after a $13.4 million non-recurring, favorable impact from a change in US vacation entitlement policy). The US division’s operating margin in Fiscal 2011 was up by 370 basis points to 12.5% (Fiscal 2010: 8.8%), reflecting higher sales per store resulting in leverage of store occupancy costs, an increased gross merchandise margin and a lower net bad debt to total US sales ratio, which more than offset the adverse impact of the amendments to the Truth in Lending Act, the absence of the non-recurring benefit in Fiscal 2010 from the change in vacation entitlement policy, higher incentive pay and increased advertising expenditure.

Net operating income for the UK division increased by 0.9% to $57.0 million (Fiscal 2010: $56.5 million), an increase of 3.4% at constant exchange rates; non-GAAP measure, see Item 6. The UK division’s operating margin increased by 50 basis points to 8.2% (Fiscal 2010: 7.7%), reflecting a tight control of costs, which more than offset lower sales and a decrease in gross merchandise margin.

In the fourth quarter, net operating income increased by 18.8% to $210.5 million (13 weeks to January 30, 2010: $177.2 million), the operating margin was 16.6% (13 weeks to January 30, 2010: 14.8%). The US division’s net operating income increased by 38.2% to $167.9 million (13 weeks to January 30, 2010: $121.5 million, which included a $1.6 million non-recurring, adverse impact from a change in vacation entitlement policy), and the operating margin was 16.7% (13 weeks to January 30, 2010: 13.3%). The UK division’s net operating income decreased by 8.4% to $55.3 million (13 weeks to January 30, 2010: $60.4 million), a decrease of 6.3% at constant exchange rates; non-GAAP measure, see Item 6. The UK division’s operating margin was 21.0% (13 weeks to January 30, 2010: 21.4%).

Interest income and expense

In Fiscal 2011, interest income was $0.7 million (Fiscal 2010: $0.8 million). Interest expense was $72.8 million (Fiscal 2010: $34.8 million), the majority of which related to the $47.5 million Make Whole Payment incurred as a result of prepaying the Private Placement Notes in full during the fourth quarter. The Notes incurred a blended fixed rate of interest of 8.11%.

Interest income was $0.1 million for the fourth quarter (13 weeks to January 30, 2010: $0.1 million) and interest expense was $51.0 million (13 weeks to January 30, 2010: $7.6 million).

Management believes that the interest expense in Fiscal 2012 will be $6 million to $7 million primarily reflecting facility fees and bank service charges.

Income before income taxes

For Fiscal 2011, income before income taxes was up 30.3% to $300.4 million (Fiscal 2010: $230.5 million), and income before income taxes excluding the Make Whole Payment was up 50.9% to $347.9 million (Fiscal 2010: $230.5 million); non-GAAP measure, see Item 6.

For the fourth quarter, income before income taxes was down 6.0% to $159.6 million (13 weeks to January 30, 2010: $169.7 million), income before income taxes excluding the Make Whole Payment was up 22.0% to $207.1 million; non-GAAP measure, see Item 6.

Income taxes

The charge to income taxes for Fiscal 2011 was $100.0 million (Fiscal 2010: $73.4 million), an effective tax rate of 33.3% (Fiscal 2010: 31.8%), the increase reflecting a higher proportion of profits earned in the US where the tax rate is higher, offset by the benefit from intra-group financing arrangements and the favorable resolution of certain prior year tax issues.

The charge to income taxes in the fourth quarter was $54.2 million (13 weeks to January 30, 2010: $54.2 million), an effective tax rate of 34.0% (13 weeks to January 30, 2010: 31.9%).

Management expects that, subject to the geographic mix of taxable income and the outcome of uncertain tax positions, Signet’s effective tax rate in Fiscal 2012 will be approximately 36%.

Net income

Net income for Fiscal 2011 was up 27.6% to $200.4 million (Fiscal 2010: $157.1 million), and net income excluding the Make Whole Payment was up 46.3% to $229.9 million: non-GAAP measures, see Item 6.

For the fourth quarter, net income was down 8.7% to $105.4 million (13 weeks to January 30, 2010: $115.5 million), and net income excluding the Make Whole Payment was up 16.8% to $134.9 million; non-GAAP measures, see Item 6.

Earnings per share

For Fiscal 2011, basic and diluted earnings per share were $2.34 and $2.32 (Fiscal 2010: $1.84 and $1.83) an increase of 27.2% and 26.8% respectively. Excluding the Make Whole Payment, basic and diluted earnings per share were $2.68 and $2.66, up 45.7% and 45.4% respectively; non-GAAP measures, see Item 6.

In the fourth quarter, basic and diluted earnings per share were $1.23 and $1.21 (13 weeks to January 30, 2010: $1.35 and $1.34), down 8.9% and 9.7% respectively. Excluding the Make Whole Payment, basic and diluted earnings per share were $1.57 and $1.55, up 16.3% and 15.7% respectively; non-GAAP measures, see Item 6.

COMPARISON OF FISCAL 2010 TO FISCAL 2009

Summary of Fiscal 2010

•	Same store sales: down by 0.4%(1)

•	Total sales: down by 1.6% to $3,273.6 million

•	Operating margin: increased to 8.1%

–	Underlying operating margin 7.7%: up 120 basis points(1)

•	Operating income: up to $264.5 million

–	Underlying operating income: up by 16.4% to $251.1 million(1)

•	Net income before income taxes: up to $230.5 million

–	Underlying net income before income taxes: up by 16.3% to $217.1 million(1)

•	Diluted earnings per share: up to $1.83

–	Underlying diluted earnings per share: up 18.4% to $1.74(1)

(1)	Non-GAAP measure, see Item 6.

Sales

Same store sales fell 0.4% in Fiscal 2010. Total sales were down by 1.6% to $3,273.6 million (Fiscal 2009: $3,328.0 million), reflecting an increase of 0.6% at constant exchange rates; non-GAAP measure, see Item 6. The breakdown of the sales performance was as follows:

Change in sales

	US	UK	Signet
Sales, million	$2,540.4	$733.2	$3,273.6
% of total	77.6%	22.4%	100.0%

	%	%	%
Same store sales(1)	0.2	(2.4)	(0.4)
Change in net new store space	0.6	2.3	1.0

Total change in sales at constant exchange rates(1)	0.8	(0.1)	0.6
Exchange translation(2)	—	(9.2)	(2.2)

Total sales growth as reported	0.8	(9.3)	(1.6)

(1)	Non-GAAP measure, see Item 6.
(2)	The average pound sterling to US dollar exchange rate for the period was £1/$1.59 (Fiscal 2009: £1/$1.75).

US sales

The sales performance in Fiscal 2010 was primarily influenced by the challenging economic conditions with same store sales up 0.2% and total sales up by 0.8% to $2,540.4 million (Fiscal 2009: $2,519.8 million). Sales in Fiscal 2010 started much stronger than the end of the fourth quarter of Fiscal 2009, with the Valentine’s Day period achieving a small increase in same store sales. The balance of the first quarter, and the second quarter saw same store sales down between 4% and 6%. Spending by higher income consumers was particularly weak in the first half, and this was reflected in the performance of Jared. The rate of decrease in same store sales slowed in the third quarter to 2.3% as a result of a marked slowing in the rate of sales decline experienced in Jared. The mall brands maintained broadly stable same store sales in the first three quarters. Same store sales in the fourth quarter increased by 7.3%. In Fiscal 2010, the contribution from net changes in store space was 0.6%, much less than in recent years. Sales performance by format is given in the table below.

	Fiscal 2010	Fiscal 2009	Change	Change in store space	Same store sales(1)	Change in average selling price(2)
	$million	$million	%	%	%	%
Kay	1,497.2	1,430.7	4.6	(0.2)	4.4	(7.4)
Regional brands	325.0	365.4	(11.1)	7.1	(4.0)	(4.8)

Mall brands	1,822.2	1,796.1	1.5	1.2	2.7	(7.1)
Jared	718.2	723.7	(0.8)	(5.2)	(6.0)	(7.3)

US division	2,540.4	2,519.8	0.8	(0.6)	0.2	(16.8)

(1)	Non-GAAP measure, see Item 6.
(2)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.

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

	Fiscal 2010	Fiscal 2009	Change	Impact of exchange rate movement	Change at constant exchange rates(1) (non-GAAP)	Change in store space	Same store sales(1)	Change in average selling price(2)
	$million	$million	%	%	%	%	%	%
H.Samuel	394.0	438.0	(10.0)	(9.0)	(1.0)	(0.7)	(1.7)	7.8
Ernest Jones	333.5	364.5	(8.5)	(9.2)	0.7	(3.9)	(3.2)	12.5
Other	5.7	5.7	nm	nm	nm	nm	nm	nm

UK division	733.2	808.2	(9.3)	(9.2)	(0.1)	(2.3)	(2.4)	5.5

(1)	Non-GAAP measure, see Item 6.
(2)	At constant exchange rates, excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.
nm - not	meaningful

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

Cost of sales

In Fiscal 2010, cost of sales was $2,208.0 million (Fiscal 2009: $2,262.2 million), a decline of 2.4% as reported and 0.3% at constant exchange rates; non-GAAP measure, see Item 6. The decrease in cost of sales reflected lower sales, a small increase in gross merchandise margin rate, lower operating costs of retail units and a higher level of net bad debt provision on customer receivables in the US division.

Gross margin

In Fiscal 2010, gross margin was $1,065.6 million (Fiscal 2009: $1,065.8 million), up by 2.4% at constant exchange rates; non-GAAP measure, see Item 6.

Selling, general and administrative expenses

In Fiscal 2010, selling, general and administrative expenses were $916.5 million (Fiscal 2009: $969.2 million), down by 5.4% on a reported basis and by 3.4% at constant exchange rates; non-GAAP measure, see Item 6. This decrease reflected savings in employment costs and lower marketing expenditure.

Other operating income, net

In Fiscal 2010, other operating income, which is predominantly interest income from in-house customer finance, was $115.4 million (Fiscal 2009: $119.2 million), down by 3.2%. This primarily reflected lower sales in Fiscal 2009.

Operating income, net

In Fiscal 2010, operating income was $264.5 million (Fiscal 2009: loss $311.6 million), an underlying increase of 16.4%. The underlying increase at constant exchange rates was 19.3%; non-GAAP measure, see Item 6.

US division operating income

In Fiscal 2010, the US division’s operating income was $224.5 million (Fiscal 2009: loss $250.7 million), an underlying increase of 34.2%; non-GAAP measure, see Item 6. See table above for an analysis of the movement in operating margin.

Gross merchandise margin rate was in-line with management’s expectations at the start of Fiscal 2010 and increased by 40 basis points compared to Fiscal 2009. There was a broadly neutral impact from commodity costs, with lower diamond prices offsetting a higher cost of gold. The growth in branded differentiated and exclusive merchandise was balanced by higher sales of value items. A lower average selling price, the growth in sales by Kay and price increases implemented in the first quarter of Fiscal 2009 were beneficial. In the fourth quarter, a decline of 30 basis points in gross merchandise margin reflected a planned increase of more promotional value items in the sales mix.

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

As part of the cost reduction program, it was planned that the ratio of gross marketing spend to sales should be realigned to a range typical of the period before Fiscal 2008, that is 6.4% to 7.0%, from 7.5% in Fiscal 2009. However, as a result of a better than anticipated performance in fourth quarter sales, the ratio was 6.0%. Marketing expenditure was concentrated on the most productive channels and brands, that is national television advertising for Kay and Jared, and direct marketing for all brands. Gross marketing expenditure was $153.0 million (Fiscal 2009: $188.4 million).

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

The net bad debt charge at 5.6% of total US sales during Fiscal 2010 (Fiscal 2009: 5.0%) continued well above the 2.8% to 3.5% range of the ten years prior to Fiscal 2009. Some initial signs of stabilization in the ratio were seen in the fourth quarter. Credit participation was little changed at 53.9% of US sales during Fiscal 2010 (Fiscal 2009: 53.5%). In Fiscal 2010, there was a lower monthly collection rate of 12.5% (Fiscal 2009: 13.1%).

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

Income/(loss) before income taxes

In Fiscal 2010, income before income taxes was $230.5 million (Fiscal 2009: loss $340.8 million), an underlying increase of 16.3%, and an underlying increase at constant exchange rates of 19.9%; non-GAAP measure, see Item 6.

Income taxes

In Fiscal 2010, the charge to income taxes was $73.4 million (Fiscal 2009: $61.8 million), an effective tax rate of 31.8% (Fiscal 2009: (18.1)%). The underlying effective tax rate in Fiscal 2010, excluding the US vacation entitlement policy adjustment was 31.5% (Fiscal 2009: 33.1% underlying effective tax rate excluding goodwill impairment and relisting costs). The decline of 160 basis points in the underlying effective tax rate primarily related to the benefit of changes in intra-group financing arrangements and the favorable resolution of certain prior year tax issues.

Net income/(loss)

In Fiscal 2010, net income was $157.1 million (Fiscal 2009: net loss $402.6 million) reflecting an underlying increase of 19.2%, and an underlying increase at constant exchange rates of 23.0%; non-GAAP measure, see Item 6.

Earnings/(loss) per share

In Fiscal 2010, basic and diluted earnings per share were $1.84 and $1.83 respectively (Fiscal 2009: loss per share basic and diluted: $4.72), an underlying increase in basic and diluted earnings per share of 19.0% and 18.4%, and an underlying increase at constant exchange rates of 23.2% and 22.5% respectively; non-GAAP measure, see Item 6.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow

The following table provides a summary of Signet’s cash flow activity for Fiscal 2011, Fiscal 2010 and Fiscal 2009:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Net cash provided by operating activities	323.9	515.4	164.4
Net cash used in investing activities	(55.6)	(43.5)	(113.3)
Net cash (used in)/provided by financing activities	(283.1)	(251.7)	36.9

(Decrease)/increase in cash and cash equivalents	(14.8)	220.2	88.0

Cash and cash equivalents at beginning of period	316.2	96.8	41.7
(Decrease)/increase in cash and cash equivalents	(14.8)	220.2	88.0
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.8)	(32.9)

Cash and cash equivalents at end of period	302.1	316.2	96.8

OVERVIEW

Management’s objective is to maintain a strong balance sheet, as it regards financial flexibility as a competitive advantage.

Operating activities provide the primary source of cash and are influenced by a number of factors, such as:

•	net income, which is primarily influenced by sales and operating income margins;

•	changes in the level of inventory;

•	proportion of US sales made using in-house customer financing programs and the average monthly collection rate of the credit balances;

•	seasonal pattern of sales; and

•	working capital movements associated with changes in store space.

Other sources of cash would be borrowings or the issuance of Common Shares for cash.

Net cash provided by operating activities

As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by the relevant bank if the payment is made by credit or debit card. In the US division, if the customer makes use of financing provided by Signet, the cash is received over a period of time. In Fiscal 2011, 54.2% (Fiscal 2010: 53.9%) of the US division’s sales were made using customer financing provided by Signet. The average monthly collection rate from the credit portfolio was 12.6% (Fiscal 2010: 12.5%).

Signet typically pays for merchandise about 30 days after receipt. Due to the nature of specialty retail jewelry, it is usual for inventory to be held on average for approximately 12 months before it is sold. In addition, Signet holds consignment inventory, nearly all of which is in the US, which at January 29, 2011 amounted to $138.0 million (January 30, 2010: $134.6 million). The principal terms of the consignment agreement, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant supplier without financial or commercial penalties. When Signet sells consignment inventory, it becomes liable to the supplier for the cost of the item. The sale of any such inventory is accounted for on a gross basis (see principal accounting policies, Item 8).

Signet’s largest class of operating expense relates to store and central payroll and benefits. These are typically paid on a weekly, two weekly or monthly basis, with annual bonus payments also being made. Operating lease payments in respect of stores occupied are normally paid on a monthly basis by the US division and on a quarterly basis by the UK division. Payment for advertising on television, radio or in newspapers is usually made between 30 and 60 days after the advertisement appears. Other expenses have various payment terms, none of which are material.

Signet’s working capital requirements fluctuate during the year as a result of the seasonal nature of sales, and movements in the pound sterling to US dollar exchange rate. The working capital needs of the business normally decline from January to August, as inventory and accounts receivable decrease from seasonal peaks. As inventory is purchased for the fourth quarter, there is a working capital outflow which reaches its highest levels in mid to late November. The peak level of working capital is typically $100 million to $150 million above the typical January to August level, and can be accentuated by new store openings. The working capital position then reverses over the key selling period of December.

The change in inventory and receivables in the US division is primarily driven by the sales performance of the existing stores, the net change in store space and the seasonal pattern of sales. The value of inventory in the UK division is also impacted by movements in the pound sterling to US dollar exchange rate. Growth or decline in same store sales will normally result in a smaller proportionate movement in inventory than in same store sales. Changes in the sourcing practices and merchandise mix of the business can also result in changes in inventory. In the US, a change in receivables would proportionately reflect changes in sales if credit participation levels remain the same and receivable collection rates were unaltered. Changes in credit participation and the collection rate also impact the level of receivables. Movements in deferred revenue reflect the level of US sales and the attachment rate of warranty sales. Therefore if sales increase, working capital would be expected to increase. Similarly, a decrease in sales would be expected to result in a reduction in working capital.

Investment in new space requires significant investment in working capital, as well as fixed capital investment, due to the slow inventory turn, and the additional investment required to fund sales in the US utilizing in-house customer finance. Of the total investment required to open a new store, between 60% and 70% is typically accounted for by working capital. New stores are usually opened in the third quarter or early in the fourth quarter of the fiscal year. A reduction in the number of store openings results in the difference between the level of funding required in the first half of a fiscal year and the peak level being lower, while an increase in the number of store openings would have the opposite impact.

In Fiscal 2011, net cash provided by operating activities was $323.9 (Fiscal 2010: $515.4 million), a reduction of $191.5 million. Net income increased by $43.3 million to $200.4 million (Fiscal 2010: $157.1 million), with depreciation reducing by $11.3 million to $89.7 million (Fiscal 2010: $101.0 million).

In Fiscal 2011, accounts receivable rose by $78.7 million (Fiscal 2010: $32.4 million). Inventory levels were up by $19.5 million, an increase of 1.7% (Fiscal 2010: $226.5 million decrease), while sales increased by 5.0%. This reflected further management action to improve the productivity of inventory, such as the development of branded differentiated and exclusive ranges. In Fiscal 2010, management realigned inventory primarily in response to the lower level of sales experienced in Fiscal 2009. The Fiscal 2010 reduction, which took place mainly in the US division, was achieved by tight control of purchases rather than discounting, as the US division’s procedures are designed to minimize clearance merchandise. Other movements in operating assets and liabilities in Fiscal 2011 primarily reflect timing differences and an increase in deferred revenue as a result of increased sales in the US division.

In the fourth quarter of Fiscal 2011, due to the seasonal sales pattern, accounts receivable increased by $166.3 million (13 weeks to January 30, 2010: $127.9 million) and inventory decreased by $106.4 million (13 weeks to January 30, 2010: $127.3 million).

Investing activities

Investment activities primarily reflect the purchases of property, plant and equipment related to the:

•	rate of space expansion in the US,

•	number of store refurbishments and relocations carried out, and

•	provision of divisional head offices and systems, which include the US and UK distribution facilities.

In addition, purchases of intangible assets, primarily of information technology software for use in the business, are also made.

When appraising a store investment, management uses an investment hurdle rate of a 20% internal rate of return on a pre-tax basis over a five year period, assuming the release of working capital at the end of the five years. Capital expenditure accounts for about 35% of the investment in a new store in the US division. The balance is accounted for by investment in inventory and the funding of customer financing. Signet typically carries out a major refurbishment of its stores every ten years but does have some discretion as to the timing of such expenditure. A major store refurbishment is evaluated using the same investment procedures and criteria as for a new store. Minor store redecorations are typically carried out every five years. In addition to major store refurbishments, Signet carries out minor store refurbishments where stores are profitable but do not satisfy the investment hurdle rate required for a full refurbishment; this is usually associated with a short term lease renewal. Where possible, the investment appraisal approach is also used to evaluate other investment opportunities.

In Fiscal 2011, net cash used in investing activities was $55.6 million (Fiscal 2010: $43.5 million), as a result of increased capital investment in the existing businesses. In both the US and UK divisions, capital additions were less than depreciation and amortization, see table below. This was a result of the use of cautious sales forecasts in the investment appraisal process reflecting the challenging economic environment.

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Capital additions in US	44.5	31.1	76.7
Capital additions in UK	13.0	12.5	38.1
Unallocated capital additions	—	—	0.1

Total purchases of property, plant, equipment and other intangible assets	57.5	43.6	114.9

Ratio of capital additions to depreciation and amortization in US	61.4%	39.7%	91.3%
Ratio of capital additions to depreciation and amortization in UK	51.4%	41.0%	124.9%
Ratio of capital additions to depreciation and amortization for Signet	58.8%	40.0%	100.3%

Free cash flow

Free cash flow is net cash provided by operating activities less net cash flow used in investing activities; non-GAAP measure, see Item 6. Positive free cash flow, excluding the Make Whole Payment, in Fiscal 2011 was $315.8 million (Fiscal 2010: $471.9 million; Fiscal 2009: $51.1 million) and significantly exceeded the Fiscal 2011 objective of $150 million to $200 million. The reduction in free cash flow in Fiscal 2011 compared to Fiscal 2010 is primarily due to the planned inventory realignment carried out by management in Fiscal 2010 that was not repeated in Fiscal 2011.

Financing activities

The major items within financing activities are discussed below:

Dividends

In the light of economic prospects and financial market conditions, as well as a focus on debt reduction, the Board concluded in January 2009 that it was not appropriate to pay equity dividends. No equity dividends were paid in Fiscal 2011 (Fiscal 2010: $0).

Restrictions on dividend payments

Restrictions on “Shareholder Returns” that were contained in Signet’s amended borrowing agreements were eliminated with amendments to Signet’s Revolving Credit Facility in October 2010 and the prepayment of Signet’s Private Placement Notes in November 2010.

Under Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities, its issued share capital and its share premium accounts.

Proceeds from issues of Common Shares

In Fiscal 2011, $11.3 million (Fiscal 2010: $1.0 million) was received from the issuance of Common Shares. Other than equity based compensation awards granted to employees, Signet has not issued Common Shares as a financing activity for over ten years.

Movement in cash and indebtedness

During Fiscal 2011, Signet repaid long-term borrowings of $280 million (Fiscal 2010: $100.0 million) and at January 29, 2011 had no long-term debt. Loans and overdrafts at January 29, 2011 were $31.0 million (January 30, 2010: $44.1 million) and cash and cash equivalents were $302.1 million (January 30, 2010: $316.2 million). Net cash at January 29, 2011 was $271.1 million (January 30, 2010: net debt $7.9 million); non-GAAP measure, see Item 6.

In Fiscal 2011, the peak level of debt was about $325 million (Fiscal 2010: about $570 million) and the peak level of cash and cash equivalents was about $490 million (Fiscal 2010: about $320 million).

Capital availability

Signet’s level of borrowings and cash balances fluctuates during the year reflecting its cash flow performance, which depends on the factors described above. Management believes that cash balances and the committed borrowing facilities (described more fully below) currently available to the business, are sufficient for both its present and near term requirements. In Fiscal 2011, the peak level of net debt was about $10 million and occurred in the first quarter (Fiscal 2010: about $480 million and occurred in the first quarter).

The following table provides a summary of Signet’s cash flow activity for Fiscal 2011, Fiscal 2010 and Fiscal 2009:

	January 29, 2011	January 30, 2010	January 31, 2009
	$million	$million	$million
Working capital	1,831.3	1,814.3	1,677.4
Capitalization:
Long-term debt	—	280.0	380.0
Shareholder’s equity	1,939.0	1,703.6	1,522.7

Total capitalization	1,939.0	1,983.6	1,902.7

Additional amounts available under credit agreements	300.0	370.0	432.5

The following table, which reflects the covenants in Signet’s revolving credit agreement, provides relevant measures of liquidity and capital resources as of January 29, 2011, January 30, 2010 and January 31, 2009:

	January 29, 2011	January 30, 2010	January 31, 2009
Net tangible asset value(1) ($ million)	1,899.8	1,639.6	1,447.6
Net debt to earnings before interest, tax, depreciation and amortization(1)	n/a	0.02x	1.4x
Fixed charge cover(1)	2.4x	2.0x	1.9x

(1)	These non-GAAP measures are calculated in accordance with Signet’s credit agreements detailed below.
n/a - not	applicable

In addition to cash generated from operating activities, Signet also had funds available from various credit agreements during Fiscal 2011. The principle agreements are outlined below.

Amended revolving credit facility agreement

The terms of the Amended Revolving Credit Facility Agreement (the “Facility Agreement”) which runs until June 2013, inter alia, include:

•	the ability by Signet to draw in the form of multi-currency cash advances and the issuance of letters of credit; and

•	a margin of 2.25% above LIBOR, subject to adjustment depending on the performance of Signet, with the minimum being 1.75% above LIBOR and the maximum being 2.75% above LIBOR. Currently the margin under this agreement is 1.75%. Commitment fees are paid on the undrawn portion of this credit facility at a rate of 40% of the applicable margin.

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

•	Consolidated Tangible Net Worth (total net tangible assets) shall not fall below $800 million; and

•

the ratio of EBITDAR (Earnings Before Interest, Tax, Depreciation, Amortization, Rents and Operating Lease Expenditure) to Fixed Charges (Consolidated Net Interest Expenditure plus Rents and Operating Lease Expenditure) shall be equal to or greater than 1.55:1 for the trailing 12 months at each quarter end.

On March 19, 2010, the facility was reduced to its current level of $300.0 million, from $370.0 million. In October 2010, the facility was amended to eliminate the obligation to reduce the amount of the facility by 60% of any reduction in net debt from the prior year end, delete the annual limit on capital expenditure, increase the aggregate cost of assets that may be acquired in any fiscal year to $50.0 million and remove any restrictions on payment of dividends or share repurchases. There are no other material obligations under the Facility Agreement.

The Facility Agreement retains certain provisions which are customary for this type of agreement, including standard “negative pledge” and “pari passu” clauses.

No borrowings were drawn on the facility at January 29, 2011 (January 30, 2010: $0) and no borrowings were drawn on the facility during Fiscal 2011. Stand-by letters of credit of $5.5 million were issued under the facility at January 29, 2011 (January 30, 2010: $6.0 million), with no significant intra-period fluctuations.

Amended note purchase agreement

On January 30, 2010, Signet had $280.0 million of Private Placement Notes outstanding under its Note Purchase Agreement (the “Note Purchase Agreement”). On March 9, 2010, Signet made a repayment at par of $50.9 million. On November 26, 2010, Signet exercised its right to prepay in full the remaining $229.1 million of outstanding Private Placement Notes (the “Prepayment Date”). This resulted in a reduction in interest expense of $101.7 million over the remaining term of the Private Placement Notes. The prepayment required the payment of all accrued interest up to the Prepayment Date plus a premium as determined by the Make Whole provision contained in the agreement governing the Private Placement Notes. The Make Whole premium was dependent on medium term US Treasury yields, and was $47.5 million, including an associated cost of hedging this payment against movements in US Treasury yields during the required notice period. Following the prepayment of the Private Placement Notes, various restrictions placed on Signet by the Note Purchase Agreement fell away. In particular restrictions under the Note Purchase Agreement on shareholder distributions, capital expenditure and acquisitions were removed.

The Private Placement Notes were Signet’s only material borrowings outstanding during Fiscal 2011.

Other borrowing agreements

Signet has, from time to time, various uncommitted borrowing facilities that it may use. Such facilities, if used, are primarily for short term cash management purposes, including issued but not cleared creditor payments and stand-by letters of credit. At January 29, 2011, Signet had borrowings of $31.0 million (January 30, 2010: $44.1 million), consisting of issued but not cleared creditor payments.

Cash balances

Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and are for various durations of up to one month and have an average duration of under seven days. As a result of its cash balances, Signet did not have intra-quarter borrowings apart from the Private Placement Notes and issued but not cleared creditor payments.

Credit rating

Signet does not have a public credit rating.

OFF-BALANCE SHEET ARRANGEMENTS

Merchandise held by way of consignment

Signet held $138.0 million of consignment inventory at January 29, 2011 (January 30, 2010: $134.6 million) which is not recorded on the balance sheet. The principal terms of the consignment agreements, which can generally be terminated by either side, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.

Contingent property liabilities

At January 29, 2011, approximately 103 UK property leases had been assigned by Signet to third parties (and remained unexpired and occupied by assignees at that date) and approximately 30 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.

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

Contractual obligations as of January 29, 2011

	Less than One year	Between one and three years	Between three and five years	More than five years	Total
	$million	$million	$million	$million	$million
Long term debt obligations(1)	—	—	—	—	—
Operating lease obligations(2)	277.0	487.7	393.3	945.9	2,103.9
Purchase obligations	17.6	—	—	—	17.6
Capital commitments	7.8	—	—	—	7.8
Commitment fee payments	2.1	3.2	—	—	5.3
Creditors falling due after one year	—	—	—	9.0	9.0
Current income tax	38.6	—	—	—	38.6

Total	343.1	490.9	393.3	954.9	2,182.2

(1)	As of January 29, 2011, Signet had no long-term indebtedness. On November 26, 2010, Signet prepaid the outstanding balance on the US Private Placement Notes.
(2)	Operating lease obligations relate to minimum payments due under store lease arrangements. Most store operating leases require payment of real estate taxes, insurance and common area maintenance fees. Real estate taxes, insurance and common area maintenance fees were approximately 34% of base rentals for Fiscal 2011. These are not included in the table above. Some operating leases also require additional payments based on a percentage of sales.

Not included in the table above are obligations under employment agreements (including pensions) and ordinary course purchase orders for merchandise.

PENSIONS

Signet has one defined benefit plan for UK based staff (the “UK Plan”), that was closed to new members in 2004. All other pension arrangements consist of defined contribution plans. The net impact of foreign exchange movements on the assets and liabilities of the UK plan in Fiscal 2011 was a loss of $1.7 million. There was an actuarial gain on the UK Plan liabilities of $4.3 million (Fiscal 2010: $17.2 million loss). The fair value of the UK Plan’s assets excluding the impact of foreign exchange movements increased by $30.3 million (Fiscal 2010: $32.7 million increase). There was a retirement benefit asset on the balance sheet of $22.8 million (January 30, 2010: $4.8 million obligation) before a related deferred tax liability of $6.2 million (January 30, 2010: $1.4 million asset). The last triennial actuarial valuation was carried out as of April 5, 2009 and another will be carried out as of April 5, 2012. The valuation is updated at each fiscal year end.

The cash contribution to the UK Plan in Fiscal 2011 was $14.0 million (Fiscal 2010: $12.8 million). Signet has committed to contributing $9.6 million each year for the next five years in addition to the ongoing service contributions. As a result, Signet expects to contribute $14.4 million into the UK plan in Fiscal 2012. If the deficit increases or decreases significantly, then this contribution might increase or decrease accordingly.

IMPACT OF INFLATION

The impact of inflation on Signet’s results for the past three years has not been significant apart from the impact of the increased cost of gold, and in the UK, the impact on merchandise costs due to the weakness of the pound sterling against the US dollar.

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

Foreign currency translation

The results of subsidiaries with functional currencies other than US dollars are translated into US dollars at the weighted average rates of exchange during the period and their balance sheets are translated at the rates at the balance sheet date. The average exchange rate is calculated using the weekly exchange rates weighted by the level of sales within the relevant period. The income statement for Fiscal 2011 used an average exchange rate of $1.55 to £1 pound sterling and there is no significant exposure to movements in exchange rates of other currencies. A one cent increase in this rate would increase reported net income by $0.2 million. Exchange differences arising from the translation of the net assets of these subsidiaries are included in other comprehensive income.

Revenue recognition

Revenue from the sale of extended service plans is deferred and recognised over the anticipated period of claims arising under the plans. Signet reviews the patterns of claims, including estimates of future claims costs expected to be incurred, to determine the appropriate deferral period for revenue recognition. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized. Management reviews the trends in current and estimated future claims to assess whether changes are required to the revenue and cost recognition rates used.

When promotional vouchers providing an incentive to enter into a future purchase are issued, the estimated fair value of these vouchers anticipated to be redeemed is treated as deferred revenue. The fair value of these vouchers is calculated based on prior years’ experience.

The deferred revenue that represents income under extended warranty plans, voucher promotions and other items at the end of Fiscal 2011 was $499.2 million (Fiscal 2010: $475.7 million).

Provision is made for future returns expected within the stated return period, based on previous percentage return rates experienced.

Depreciation and impairment

Depreciation is provided on freehold and long leasehold premises over a useful life not exceeding 50 years. Freehold land is not depreciated. Depreciation is provided on other fixed assets at rates between 10% and 33 1/3%. Storefit depreciation rates have been set based on the refit cycle for each store and the useful lives of each individual element of the storefit. Cash registers and other IT equipment have separately determined depreciation rates.

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

Where appropriate, impairments are made on assets that have a fair value less than net book value. Management has identified potentially impaired assets considering the cash flows of individual stores where trading since the initial opening of the store has reached a mature stage. Where such stores deliver negative cash flows, the related store assets have been considered for impairment by reference to estimated future cash flows for these stores. In Fiscal 2011, the income statement includes a charge of $2.9 million for impairment of assets (Fiscal 2010: $2.9 million).

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

Accounts receivable

Accounts receivable are stated net of an allowance for uncollectible balances. This allowance is based on Signet’s past experience and the payment history of customers, which reflect the prevailing economic environment. The allowance at January 29, 2011 was $68.3 million against a gross accounts receivable balance of $1,004.2 million. This compares to a valuation allowance of $73.2 million against a gross accounts receivable balance of $931.2 million at January 30, 2010. Management regularly reviews its receivable balances and when it assesses that a balance has become irrecoverable it is fully written off. Signet provides credit facilities to customers upon completing appropriate credit tests.

Interest receivable from the US customer in-house finance program is classified as other operating income.

Inventory valuation

Inventory is valued on an average cost basis and includes appropriate overheads. Overheads allocated to inventory cost are only those directly related to bringing inventory to its present location and condition. These include relevant warehousing, distribution and certain buying, security and data processing costs.

Where necessary, inventory is written down for obsolete, slow-moving and damaged items. This write down represents the difference between the cost of the inventory and its estimated market value, based upon inventory turn rates, market conditions and trends in consumer demand. The size of any write down also reflects the timing of the physical scrappage of aged, damaged or defective merchandise. The total inventory write down at January 29, 2011 was $27.8 million (Fiscal 2010: $32.5 million). Total net inventory at January 29, 2011 was $1,184.2 million, an increase of $11.1 million on January 30, 2010.

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

Hedge accounting

Changes in the fair value of financial instruments that are designated and effective as hedges of future cash flows are recognized directly in equity through the statement of accumulated other comprehensive income. Any ineffective portion of the gain or loss is recognized immediately in the income statement.

UK retirement benefits

The expected liabilities of the UK Plan are calculated based primarily on assumptions regarding salary and pension increases, inflation rates, discount rates, projected life expectancy and the long term rate of return expected on the

UK Plan’s assets. A full actuarial valuation was completed as of April 5, 2009 and the UK Plan valuation is updated at each year end. The discount rate assumption of 5.6% applied for Fiscal 2011 is based on the yield at the balance sheet date of long dated AA rated corporate bonds of equivalent currency and term to the UK Plan’s liabilities. A 0.1% increase in this discount rate would decrease the net periodic benefit cost of $7.0 million in Fiscal 2011 by $0.3 million. The value of the assets of the UK Plan is measured as of the balance sheet date, which is particularly dependent on the value of equity investments held at that date. The overall impact on the consolidated balance sheet is significantly mitigated as the members of the UK Plan are only in the UK and account for about 9% of UK employees. The UK Plan ceased to admit new employees as of April 2004. In addition, if net accumulated actuarial gains and losses exceed 10% of the greater of plan assets or plan liabilities, Signet amortizes those gains or losses that exceed this 10% over the average remaining service period of the employees. The funded status of the UK Plan at January 29, 2011 was a $22.8 million asset (Fiscal 2010: $4.8 million obligation).

Accounting changes and recent accounting standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1 (y), Principal accounting policies — Recently issued accounting pronouncements, in Item 8 of this Annual Report on Form 10-K.

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

A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists of forward foreign currency exchange contracts, forward contracts for the purchase of gold and option contracts for the purchase of gold. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to foreign exchange rates, commodity prices and interest rates is detailed on page 81.

Foreign currency exchange rate risk

In Fiscal 2011, some 84% of total assets were held in US dollars at January 29, 2011 and approximately 80% of its sales and 92% of its operating income were generated in US dollars. Nearly all the remainder of Signet’s assets, sales and operating income are in pounds sterling.

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

The UK division buys certain products and materials on international markets that are priced in US dollars, and therefore has an exposure to exchange rates on the cost of goods sold. Signet uses certain derivative financial instruments to hedge a portion of this exposure, within treasury guidelines approved by the Board.

Signet holds a fluctuating amount of pounds sterling cash reflecting the cash generating characteristics of the UK division. Signet’s objective is to minimize net foreign exchange exposure to the income statement on pound sterling denominated items through managing this level of cash, pound sterling denominated intercompany balances and US dollar to pound sterling swaps. In order to manage the foreign exchange exposure and minimize the level of pound sterling cash held by Signet, the pound sterling denominated subsidiaries pay dividends regularly to their immediate holding companies and excess pounds sterling are sold in exchange for US dollars.

Commodity price risk

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities. Signet’s results are subject to fluctuations in the underlying cost price of diamonds, gold and certain other precious metals which are key raw material components of the products sold by Signet.

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

Interest rate risk

Signet’s interest income or charge is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt (US dollars or pounds sterling), the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding.

Sensitivity analysis

Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.

Fair value changes arising from:

	Fair Value January 29, 2011	1% rise in interest rates	10% depreciation of $ against £	10% depreciation of precious metal prices	Fair value January 30, 2010
	$million	$million	$million	$million	$million
Foreign exchange contracts	(0.4)	—	(6.3)	—	0.2
Commodity contracts	(0.1)	—	—	(15.3)	0.8
Floating rate borrowings	(31.0)	(0.3)	—	—	(44.1)
Fixed rate borrowings	—	—	—	—	(327.1)
Floating rate bank deposits	301.0	3.0	—	—	315.1

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

The example shown for changes in the fair values of borrowings and associated derivative financial instruments at January 29, 2011 is set out in the table above. The fair values of borrowings and derivative financial instruments are estimated by discounting the future cash flows to net present values using appropriate market rates prevailing at the period end.

The estimated changes in fair values for interest rate movements are based on an increase of 1% (100 basis points) in the specific rate of interest applicable to each class of financial instruments from the levels effective at January 29, 2011 with all other variables remaining constant.

The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the pound sterling against US dollar from the levels applicable at January 29, 2011 with all other variables remaining constant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Signet Jewelers Limited:

We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated income statements, statements of cash flows, statements of shareholders’ equity, and statements of accumulated other comprehensive income for each of the 52 week periods ended January 29, 2011, January 30, 2010 and January 31, 2009. We also have audited Signet Jewelers Limited’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Signet Jewelers Limited’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signet Jewelers Limited and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the 52 week periods ended January 29, 2011, January 30, 2010 and January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Signet Jewelers Limited maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG Audit Plc

London, United Kingdom

March 29, 2011

Consolidated income statements

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Notes
	$million	$million	$million
Sales	3,437.4	3,273.6	3,328.0	2
Cost of sales	(2,194.5)	(2,208.0)	(2,262.2)

Gross margin	1,242.9	1,065.6	1,065.8
Selling, general and administrative expenses	(980.4)	(916.5)	(969.2)
Impairment of goodwill	—	—	(516.9)	12
Relisting costs	—	—	(10.5)
Other operating income, net	110.0	115.4	119.2	3

Operating income/(loss), net	372.5	264.5	(311.6)	2
Interest income	0.7	0.8	3.6
Interest expense	(72.8)	(34.8)	(32.8)

Income/(loss) before income taxes	300.4	230.5	(340.8)
Income taxes	(100.0)	(73.4)	(61.8)	6

Net income/(loss)	200.4	157.1	(402.6)

Earnings/(loss) per share – basic	$2.34	$1.84	$(4.72)	7
– diluted	$2.32	$1.83	$(4.72)	7

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated balance sheets

	January 29, 2011	January 30, 2010	Notes
	$million	$million
Assets
Current assets:
Cash and cash equivalents	302.1	316.2	9
Accounts receivable, net	935.9	858.0	10
Other receivables	38.2	27.9
Other current assets	79.2	75.8
Deferred tax assets	2.7	2.2	6
Inventories	1,184.2	1,173.1	11

Total current assets	2,542.3	2,453.2

Non-current assets:
Property, plant and equipment, net	351.5	396.9	13
Other intangible assets, net	27.5	24.2	12
Other assets	59.7	58.3
Deferred tax assets	86.0	112.3	6
Retirement benefit asset	22.8	—	19

Total assets	3,089.8	3,044.9

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	31.0	44.1	17
Accounts payable	125.9	66.2
Accrued expenses and other current liabilities	292.4	272.1	14
Deferred revenue	146.0	137.7	15
Deferred tax liabilities	77.1	74.7	6
Income taxes payable	38.6	44.1

Total current liabilities	711.0	638.9

Non-current liabilities:
Long-term debt	—	280.0	17
Other liabilities	86.6	79.6	16
Deferred revenue	353.2	338.0	15
Retirement benefit obligation	—	4.8	19

Total liabilities	1,150.8	1,341.3

Commitments and contingencies			21

Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 million shares, 86.2 million shares issued and outstanding (2010: 85.5 million issued and outstanding)	15.5	15.4	20
Additional paid-in capital	196.8	169.9
Other reserves	235.2	235.2	20
Treasury shares: 0.01 million shares of $0.18 par value (2010: 0.03 million shares)	—	(1.1)	20
Retained earnings	1,662.3	1,462.4	20
Accumulated other comprehensive loss	(170.8)	(178.2)

Total shareholders’ equity	1,939.0	1,703.6

Total liabilities and shareholders’ equity	3,089.8	3,044.9

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of cash flows

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Cash flows from operating activities
Net income/(loss)	200.4	157.1	(402.6)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	89.7	101.0	108.1
Amortization of other intangible assets	8.1	7.9	6.4
Impairment of goodwill	—	—	516.9
Pension	(7.0)	(5.3)	0.2
Share-based compensation	17.2	5.6	0.7
Deferred taxation	25.1	11.2	19.3
Facility amendment fees included in net income	4.8	4.3	—
Other non-cash movements	(2.6)	0.8	(2.8)
Profit on disposal of property, plant and equipment	(1.0)	—	(0.7)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(78.7)	(32.4)	20.5
(Increase)/decrease in other receivables and other assets	(14.9)	47.2	(19.6)
(Increase)/decrease in other current assets	(4.0)	(29.3)	0.8
(Increase)/decrease in inventories	(19.5)	226.5	12.7
Increase/(decrease) in accounts payable	59.4	22.0	(38.0)
Increase/(decrease) in accrued expenses and other liabilities	25.1	(5.5)	6.1
Increase in deferred revenue	23.6	14.8	6.5
Decrease in income taxes payable	(3.7)	(9.8)	(20.5)
Effect of exchange rate changes on currency swaps	1.9	(0.7)	(49.6)

Net cash provided by operating activities	323.9	515.4	164.4

Investing activities
Purchase of property, plant and equipment	(46.0)	(35.8)	(105.1)
Purchase of other intangible assets	(11.5)	(7.8)	(9.8)
Proceeds from sale of property, plant and equipment	1.9	0.1	1.6

Net cash used in investing activities	(55.6)	(43.5)	(113.3)

Financing activities
Dividends paid	—	—	(123.8)
Proceeds from issue of common shares	11.3	1.0	0.1
Facility amendment fees paid	(1.3)	(9.3)	—
(Repayment of)/proceeds from short-term borrowings	(13.1)	(143.4)	160.6
Repayment of long-term debt	(280.0)	(100.0)	—

Net cash (used in)/provided by financing activities	(283.1)	(251.7)	36.9

Cash and cash equivalents at beginning of period	316.2	96.8	41.7
(Decrease)/increase in cash and cash equivalents	(14.8)	220.2	88.0
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.8)	(32.9)

Cash and cash equivalents at end of period	302.1	316.2	96.8

Supplemental cash flow information
Interest paid	74.2	35.6	32.5
Income taxes paid	78.6	72.0	63.0

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of shareholders’ equity

	Common shares at par value	Deferred shares at par value	Additional paid-in- capital	Other reserves (Note 20)	Treasury shares	Retained earnings	Accumulated other comprehensive (loss)/income	Total shareholders’ equity
	$million	$million	$million	$million	$million	$million	$million	$million
Balance at February 2, 2008	15.3	0.1	162.5	235.2	(10.8)	1,840.3	0.5	2,243.1
Comprehensive income:
– Net loss	—	—	—	—	—	(402.6)	—	(402.6)
– Foreign currency translation	—	—	—	—	—	—	(190.4)	(190.4)
– Changes in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1.8	1.8
– Actuarial gains and losses on pension plan, net of tax	—	—	—	—	—	—	(28.8)	(28.8)
– Prior service costs on pension plan, net of tax	—	—	—	—	—	—	21.4	21.4

Total comprehensive loss								(598.6)
Exchange of 1,705.5m par common shares in Signet Group Plc for 1,705.5m par common shares in Signet Jewelers Limited(1)	—	(0.1)	—	—	—	—	—	(0.1)
Dividends	—	—	—	—	—	(123.8)	—	(123.8)
Share options exercised	—	—	—	—	0.1	—	—	0.1
Share-based compensation expense	—	—	2.0	—	—	—	—	2.0

Balance at January 31, 2009	15.3	—	164.5	235.2	(10.7)	1,313.9	(195.5)	1,522.7
Comprehensive loss:
– Net income	—	—	—	—	—	157.1	—	157.1
– Foreign currency translation	—	—	—	—	—	—	21.4	21.4
– Changes in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(7.0)	(7.0)
– Actuarial gains and losses on pension plan, net of tax	—	—	—	—	—	—	3.6	3.6
– Prior service costs on pension plan, net of tax	—	—	—	—	—	—	(0.7)	(0.7)

Total comprehensive income								174.4
Reclassification of loss on share options exercised in prior periods	—	—	—	—	7.7	(7.7)	—	—
Share options exercised	—	—	—	—	1.9	(0.9)	—	1.0
Share-based compensation expense	0.1	—	5.4	—	—	—	—	5.5

Balance at January 30, 2010	15.4	—	169.9	235.2	(1.1)	1,462.4	(178.2)	1,703.6
Comprehensive income:
– Net income	—	—	—	—	—	200.4	—	200.4
– Foreign currency translation	—	—	—	—	—	—	(1.9)	(1.9)
– Changes in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(5.2)	(5.2)
– Actuarial gains and losses on pension plan, net of tax	—	—	—	—	—	—	15.2	15.2
– Prior service costs on pension plan, net of tax	—	—	—	—	—	—	(0.7)	(0.7)

Total comprehensive income								207.8
Share options exercised	0.1	—	12.1	—	1.1	(0.5)	—	12.8
Share-based compensation expense	—	—	14.8	—	—	—	—	14.8

Balance at January 29, 2011	15.5	—	196.8	235.2	—	1,662.3	(170.8)	1,939.0

(1)	As part of the scheme of arrangement and in connection with the change in primary listing, the shareholders of the Predecessor Company exchanged 1,705,541,827 shares of par value $0.009 each in Signet Group plc for 1,705,541,827 common shares of par value $0.009 each in Signet Jewelers Limited. Signet Jewelers Limited does not have any deferred shares.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of accumulated other comprehensive income

			Pension plan
	Foreign currency translation	Changes in derivative instruments	Actuarial (losses)/ gains	Prior service (cost)/ credit	Accumulated other comprehensive (loss)/income
	$million	$million	$million	$million	$million
Balance at February 2, 2008	25.9	16.3	(36.0)	(5.7)	0.5
Other comprehensive loss:
Foreign currency translation	(190.4)	—	—	—	(190.4)
Changes in fair value of derivative instruments	—	5.9	—	—	5.9
Actuarial loss	—	—	(40.2)	—	(40.2)
Prior service credit	—	—	—	29.9	29.9
Deferred tax on items recognized in equity	—	(4.1)	11.4	(8.5)	(1.2)

					(196.0)

Balance at January 31, 2009	(164.5)	18.1	(64.8)	15.7	(195.5)
Other comprehensive income:
Foreign currency translation	21.4	—	—	—	21.4
Changes in fair value of derivative instruments	—	(8.6)	—	—	(8.6)
Actuarial gain	—	—	5.0	—	5.0
Prior service cost	—	—	—	(1.0)	(1.0)
Deferred tax on items recognized in equity	—	1.6	(1.4)	0.3	0.5

					17.3

Balance at January 30, 2010	(143.1)	11.1	(61.2)	15.0	(178.2)
Other comprehensive income:
Foreign currency translation	(1.9)	—	—	—	(1.9)
Changes in fair value of derivative instruments	—	(7.7)	—	—	(7.7)
Actuarial gain	—	—	21.0	—	21.0
Prior service cost	—	—	—	(1.0)	(1.0)
Deferred tax on items recognized in equity	—	2.5	(5.8)	0.3	(3.0)

					7.4

Balance at January 29, 2011	(145.0)	5.9	(46.0)	14.3	(170.8)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the consolidated financial statements

1. Principal accounting policies

Signet Jewelers Limited, including its subsidiaries, is a leading retailer of jewelry, watches and associated services. Signet manages its business as two geographical segments, being the United States of America (the “US”) and the United Kingdom (the “UK”). The US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands while the UK division’s retail stores operate under brands including H.Samuel and Ernest Jones.

On September 11, 2008, the Company, which is domiciled in Bermuda, was introduced as the parent company in accordance with a Scheme of Arrangement under the UK Companies Act 2006 (the “Scheme”). On this date shareholders in Signet Group plc exchanged their outstanding shares for Common Shares in the Company. Signet Group plc, the previous parent company, was subsequently renamed as Signet Group Limited, became a wholly and directly owned subsidiary of the Company.

For the periods prior to September 11, 2008, these financial statements represent the financial position, results of operations and cash flows of Signet Group plc and its subsidiaries and subsequent to this date represent the financial position, results of operations and cash flows of Signet Jewelers Limited and its subsidiaries.

In relation to the financial statements of Signet, the following accounting policies have, unless otherwise stated, been applied consistently in dealing with items which are considered material in all reporting periods presented herein.

(a) Basis of preparation

The consolidated financial statements of Signet are prepared in accordance with US GAAP and include the results of the Company and its subsidiaries made up for the 52 week period ended January 29, 2011 (“Fiscal 2011”). The comparative periods are for the 52 week period ended January 30, 2010 (“Fiscal 2010”) and the 52 week period ended January 31, 2009 (“Fiscal 2009”). Intercompany balances have been eliminated on consolidation.

(b) Use of estimates

The preparation of consolidated financial statements, in conformity with US GAAP and Securities and Exchange Commission (“SEC”) regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of receivables, inventory and deferred revenue, depreciation and asset impairment, the valuation of employee benefits, income taxes and contingencies.

(c) Foreign currency translation

The results of subsidiaries whose functional currency is not US dollars are translated into US dollars at the weighted average rate of exchange during the period and their balance sheets are translated at the rates in effect at the balance sheet date. Exchange differences arising from the translation of the net assets of overseas subsidiaries into US dollars and matched foreign currency borrowings are included in accumulated other comprehensive (loss)/income. Transaction gains and losses are also recognized in arriving at operating income.

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

Extended service plans and lifetime warranty agreements

Signet sells extended service plans where Signet is obliged, subject to certain conditions, to perform repair work beyond normal wear and tear over the lifetime of the product. Revenue from the sale of extended service plans is deferred and recognized in relation to the costs expected to be incurred in performing these services. The deferral period is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates used. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized.

The US division provides a lifetime diamond and color gemstone guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six month inspection policy, Signet will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claim experience and costs of such claims, inclusive of labor and material.

Signet also sells warranty agreements in the capacity of an agent on behalf of a third party. The commission that Signet receives from the third party is recognized at the time of the sale less an estimate of cancellations based on historical experience.

Sale vouchers

When vouchers are issued on a purchase, which give a discount against a future purchase, the estimated fair value of those vouchers anticipated to be redeemed by the customer is treated as deferred revenue. This revenue is then recognized as vouchers are redeemed over the period until voucher expiry.

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

(e) Cost of sales and selling, general and administrative expenses

Cost of sales, which is used to arrive at gross margin, includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to distribution centers and to stores, inventory shrinkage, store operating and occupancy costs, net bad debts and charges for late payments under the US customer finance program. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. Selling, general and administrative expenses include store and central payroll and related benefits, advertising and promotional costs, store administration costs and other operating expenses not specifically categorized elsewhere in the consolidated income statements.

(f) Store opening costs

The opening costs of new locations are expensed as incurred.

(g) Advertising and promotional costs

Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are incurred each time the advertisement is communicated. For catalogues and circulars, costs are all expensed at the first date they can be viewed by the consumer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $178.1 million in Fiscal 2011 (Fiscal 2010: $169.3 million; Fiscal 2009: $210.6 million).

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

(j) Inventories

Inventories primarily represent goods held for resale and are valued at the lower of cost or market value. Cost is determined using average cost and includes overheads directly related to bringing inventory to its present location and condition. These include relevant warehousing, distribution and certain buying, security and data processing costs. Market value is defined as estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. Inventory write-downs are made for obsolete, slow moving or defective items and shrinkage. The write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. Such estimates are based on experience. Physical inventories are taken at least once annually for all store locations and for distribution centers.

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

(l) In-house customer finance programs

Signet’s US division operates customer in-house finance programs that allow customers to finance merchandise purchases from the US division’s stores. Signet recognizes finance charges in accordance with the contractual agreements. Gross interest earned is recorded as other operating income in the income statement. See Note 3. In addition to interest-bearing accounts, a significant proportion of credit sales are made using interest-free financing for one year or less, subject to certain conditions.

Accrual of interest is suspended when payments become 90 days aged. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when receivables are removed from non-accrual status.

Allowances for uncollectible amounts are recorded as a charge to cost of sales in the income statement. Receivables are charged off to cost of sales when amounts become 210 days aged on both the contractual and recency method. See Note 10.

(m) Accounts receivable

Accounts receivable are stated at their nominal amounts and include account balances outstanding from Signet’s in-house customer finance programs and other accounts receivable. The finance receivables from the in-house customer finance programs are comprised of a large volume of transactions with no one customer representing a significant balance. The initial acceptance of customer finance arrangements is based on consumer credit scores. Subsequent to the initial finance purchase, Signet monitors the credit quality of its customer finance receivable portfolio based on payment activity that drives the aging of receivables. This credit quality indicator is assessed on a real-time basis by Signet.

Accounts receivable under the customer finance programs are shown net of an allowance for uncollectible amounts, see Note 10. This allowance is an estimate of the losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is 90 days aged on a recency basis, as well as an allowance for those under 90 days aged based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

(n) Leases

Assets held under capital leases relate to leases where substantially all the risks and rewards of the asset have passed to the lessee. All other leases are defined as operating leases. Where operating leases include clauses in respect of predetermined rent increases, those rents are charged to the income statement on a straight-line basis over the lease term, including any construction period or other rental holiday. Other rentals paid under operating leases are charged to the income statement as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight line basis over the lease term.

Certain leases provide for contingent rentals that are not measurable at inception. These contingent rentals are primarily based on a percentage of sales that is in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

(o) Income taxes

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

At any point in time, various tax years are subject to, or are in the process of, audit by various taxing authorities. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.

(p) Employee benefits

Signet operates a defined benefit pension plan in the UK (the “UK Plan”) which ceased to admit new employees from April 2004. During Fiscal 2011, participating eligible employees were members of the UK Plan, which provides benefits based on members’ salaries at retirement. The UK Plan’s assets are held by the UK Plan trustees and are completely separate from those of Signet.

The net periodic cost of the UK Plan is measured on an actuarial basis using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases and rates of employee attrition. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed ten percent of the greater of plan assets or plan liabilities, Signet amortizes those gains or losses over the average remaining service period of the employees.

The net periodic pension cost is charged to selling, general and administrative expenses in the income statement.

The funded status of the UK Plan is recognized on the balance sheet, and is the difference between the fair value of plan assets and the benefit obligation measured at the balance sheet date. Any gains or losses and prior service costs or credits that arise during the period but are not included as components of net periodic benefit cost are recognized, net of tax, in the period within other comprehensive (loss)/income.

Signet also operates a defined contribution pension scheme in the UK and sponsors a defined contribution 401(k) retirement savings plan in the US. Contributions made by Signet to these pension arrangements are charged to the income statement as incurred.

(q) Derivative financial instruments and hedge accounting

Signet uses derivative financial instruments for risk management or non-trading purposes to alter the risk profile of an existing underlying exposure. Forward foreign currency and commodity purchase contracts are used to manage forecast exposures arising from future purchases.

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

(r) Cash and cash equivalents

Cash and cash equivalents comprise money market deposits and amounts placed with external fund managers with an original maturity of three months or less, and are carried at cost which approximates to fair value. In addition, amounts receivable from third party credit card issuers are considered cash equivalents as they are typically converted to cash within 2 to 4 days of the original sales transaction.

(s) Borrowing costs

Borrowings comprise interest bearing bank loans, private placement loan notes, and bank overdrafts. Borrowing costs are capitalized and amortized into interest expense over the contractual term of the related loan.

(t) Share-based compensation

Signet measures share-based compensation cost for awards classified as equity at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period of employees. Certain of Signet’s share plans include a condition whereby vesting is contingent on growth exceeding a given target adjusted by movements in the relevant US or UK Retail Price Index (“RPI”). The RPI condition is neither a market nor a performance condition, and consequently any awards granted with this condition are classified as liability awards.

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

Signet estimates fair value using a Black-Scholes valuation model for the Long Term Incentive Plan (“LTIP”) options; all other share-based awards are valued using a binomial valuation model. Deferred tax assets for awards that result in deductions on the income tax returns of subsidiaries are recorded by Signet based on the amount of compensation cost recognized and the subsidiaries’ statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the subsidiaries’ income tax return are recorded in additional paid-in-capital (if the tax deduction exceeds the deferred tax asset) or in the income statement (if the deferred tax asset exceeds the tax deduction and no additional paid-in-capital exists from previous awards).

Share-based compensation is recorded in selling, general and administrative expenses in the income statement, along with the relevant salary cost.

See Note 22 for a further description of Signet’s share option plans.

(u) Contingent liabilities

Provisions for contingent liabilities are recorded for probable losses when management is able to estimate the loss.

(v) Common shares

When new shares are issued, they are recorded in Common Shares at their par value. The excess of the issue price over the par value is recorded in additional paid-in capital.

The cost of own shares purchased to satisfy the exercise of employee share options is deducted from total equity and the proceeds of their onward transfer are credited to total equity.

(w) Dividends

Dividends are provided for in the period in which they are formally approved.

(x) Correction of immaterial error

During the third quarter of Fiscal 2011, Signet changed its accounting for extended service plans. Previously, revenue from the sale of extended service plans was deferred, net of direct costs arising from the sale, and was recognized in proportion to the historical actual claims incurred. Signet has conducted a review of the claims cost patterns, including estimates of future claims costs expected to be incurred, and concluded that the deferral period required extension and that claims cost is a more appropriate basis for revenue recognition than the number of claims incurred. In addition, Signet now defers all revenues and recognizes direct costs in proportion to the revenue recognized. These changes are in accordance with ASC 605-20-25. This resulted in an overstatement of extended service plan revenue and an understatement of deferred revenue. These plans are only sold by the US division and therefore only affect the US segment reporting.

Signet has evaluated the effects individually and in the aggregate and determined that its prior period financial statements are not materially misstated. However, Signet has determined that the cumulative effect of adjusting this would be material to the Fiscal 2011 financial statements. Therefore, Signet has adjusted the affected prior periods and presented the results in this Annual Report on Form 10-K.

As a result of applying this correction, the following consolidated balance sheet, consolidated income statement and consolidated statement of cash flows were impacted as follows:

Impact on consolidated balance sheet

	January 30, 2010 $million
	Amounts previously reported	As corrected
Assets
Current assets:
Other current assets	58.4	75.8
Total current assets	2,435.8	2,453.2
Non-current assets:
Other assets	12.6	58.3
Deferred tax assets	54.7	112.3
Total assets	2,924.2	3,044.9

Liabilities and Shareholders’ equity
Current liabilities:
Deferred revenue	120.1	137.7
Total current liabilities	621.3	638.9
Non-current liabilities:
Deferred revenue	140.9	338.0
Total liabilities	1,126.6	1,341.3
Total shareholders’ equity	1,797.6	1,703.6
Total liabilities and shareholders’ equity	2,924.2	3,044.9

Other current assets include, in Fiscal 2011, $18.8 million (Fiscal 2010: $17.4 million) of deferred direct costs in relation to the sale of extended service plans. In addition, other assets include the long-term portion of these deferred direct costs of $49.2 million in Fiscal 2011 (Fiscal 2010: $45.7 million).

The retained earnings balance included within the consolidated statements of shareholders’ equity as of February 2, 2008 includes a cumulative adjustment due to the correction of immaterial error of $78.1 million. The previously reported retained earnings as of February 2, 2008 of $1,918.4 million has been adjusted to $1,840.3 million.

Impact on consolidated income statement

	52 weeks ended January 30, 2010 $million		52 weeks ended January 31, 2009 $million
	Amounts previously reported	As corrected	Amounts previously reported	As corrected
Sales	3,290.7	3,273.6	3,344.3	3,328.0
Cost of sales	(2,213.8)	(2,208.0)	(2,264.2)	(2,262.2)
Gross margin	1,076.9	1,065.6	1,080.1	1,065.8
Operating income/(loss)	275.8	264.5	(297.3)	(311.6)
Income/(loss) before income taxes	241.8	230.5	(326.5)	(340.8)
Income taxes	(77.7)	(73.4)	(67.2)	(61.8)
Net income/(loss)	164.1	157.1	(393.7)	(402.6)
Earnings/(loss) per share – basic	$1.92	$1.84	$(4.62)	$(4.72)
– diluted	$1.91	$1.83	$(4.62)	$(4.72)

Impact on consolidated statement of cash flows

	52 weeks ended January 30, 2010		52 weeks ended January 31, 2009
	$million		$million
	Amounts previously reported	As corrected	Amounts previously reported	As corrected
Cash flows from operating activities:
Net income/(loss)	164.1	157.1	(393.7)	(402.6)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred taxation	15.5	11.2	24.7	19.3
Changes in operating assets and liabilities:
Decrease/(increase) in other receivables and other assets	51.4	47.2	(18.2)	(19.6)
(Increase)/decrease in other current assets	(27.7)	(29.3)	1.4	0.8
(Decrease)/increase in deferred revenue	(2.3)	14.8	(9.8)	6.5

(y) Recently issued accounting pronouncements

Adopted during the period

Fair value measurements and disclosures

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820-10 “Fair Value Measurements and Disclosures”. ASU 2009-05 provides guidance on the valuation techniques used to measure fair value in situations where a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. Adoption of these amendments has not affected Signet’s financial position, operating results or cash flows.

Disclosures about the credit quality of financing receivables

In July 2010, the FASB issued ASU 2010-20 “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20), which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Company’s financial statements as of January 29, 2011, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 30, 2011. Adoption of ASU 2010-20 increased disclosure requirements but did not affect Signet’s financial position, operating results or cash flows.

To be adopted in future periods

Revenue recognition — multi-deliverable arrangements

In October 2009, the FASB issued ASU 2009-13, which amends ASC 605-25 “Revenue Recognition–Multi-Deliverable Arrangements”. ASU 2009-13 requires arrangement consideration to be allocated to all deliverables at inception using a relative selling price method and establishes a selling price hierarchy for determining the selling price of a deliverable. The update also expands the disclosure requirements to include additional detail regarding the deliverables, method of calculation of selling price and the timing of revenue recognition. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of these amendments is not expected to have a material effect on Signet.

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

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Sales:
US	2,744.2	2,540.4	2,519.8
UK	693.2	733.2	808.2

Total sales	3,437.4	3,273.6	3,328.0

Operating income/(loss), net(1) :
US	342.7	224.5	(250.7)
UK	57.0	56.5	(37.4)
Unallocated(2)	(27.2)	(16.5)	(23.5)

Total operating income/(loss)	372.5	264.5	(311.6)

Depreciation and amortization:
US	72.5	78.4	84.0
UK	25.3	30.5	30.5

Total depreciation and amortization	97.8	108.9	114.5

Capital additions:
US	44.5	31.1	76.7
UK	13.0	12.5	38.1
Unallocated (2)	—	—	0.1

Total capital additions	57.5	43.6	114.9

(1)	In Fiscal 2009, operating loss, net included $516.9 million (US: $408.0 million; UK: $108.9 million) of goodwill impairment, and an additional $10.5 million of costs were included in unallocated in respect of moving the primary listing to the NYSE.
(2)	Unallocated principally relates to central costs.

	January 29, 2011	January 30, 2010
	$million	$million
Total assets:
US	2,345.5	2,401.4
UK	475.0	383.6
Unallocated	269.3	259.9

Total assets	3,089.8	3,044.9

Total long-lived assets:
US	299.3	327.0
UK	79.1	93.6
Unallocated	0.6	0.5

Total long-lived assets	379.0	421.1

Total liabilities:
US	(994.1)	(911.7)
UK	(155.6)	(148.0)
Unallocated	(1.1)	(281.6)

Total liabilities	(1,150.8)	(1,341.3)

Sales by product

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Diamonds and diamond jewelry	2,066.8	1,978.5	1,898.9
Gold, silver jewelry, other products and services	978.5	909.5	1,037.5
Watches	392.1	385.6	391.6

Total sales	3,437.4	3,273.6	3,328.0

Sales to any individual customer were not significant to Signet’s consolidated sales.

3. Other operating income, net

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Interest income from in-house customer finance programs	109.6	115.0	114.4
Other	0.4	0.4	4.8

Other operating income, net	110.0	115.4	119.2

4. Compensation and benefits

Compensation and benefits were as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Wages and salaries	653.3	614.6	620.4
Payroll taxes	55.4	53.5	52.9
Pension costs	8.7	8.8	12.2
Share-based compensation expense	17.2	4.9	0.7

Total compensation and benefits	734.6	681.8	686.2

5. Foreign currency translation

The exchange rates used for translation of UK pound sterling transactions and balances in these accounts are as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Income statement (average rate)	1.55	1.59	1.75
Balance sheet (period end rate)	1.59	1.60	1.45

6. Income taxes

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Income/(loss) before income taxes:
– US	228.5	142.9	(324.1)
– Foreign	71.9	87.6	(16.7)

Total income/(loss) before income taxes	300.4	230.5	(340.8)

Current taxation:
– US	63.6	42.5	10.6
– Foreign	11.3	19.7	31.9
Deferred taxation:
– US	25.3	13.8	21.1
– Foreign	(0.2)	(2.6)	(1.8)

Total income taxes	100.0	73.4	61.8

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Sources of deferred taxation are as follows:
US property, plant and equipment	11.2	1.9	14.3
Foreign property, plant and equipment	(1.4)	(1.3)	(1.0)
Inventory valuation	16.7	16.4	7.1
Allowances for doubtful debts	0.4	(0.6)	(2.6)
Revenue deferral (extended service plans)	6.5	(2.0)	(7.3)
Straight line lease payments	(1.4)	(1.7)	(2.4)
Retirement benefit obligations	2.0	—	—
Deferred compensation	(0.4)	(0.6)	12.3
Share-based compensation	(4.2)	(0.8)	0.6
US state income tax accruals	(5.1)	2.9	1.4
Other temporary differences	0.8	(3.0)	(3.1)

	25.1	11.2	19.3

As the statutory rate of corporation tax in Bermuda is 0%, the differences between the federal income tax rate in the US and the effective tax rates for Signet have been presented below:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	%	%	%
US federal income tax rates	35.0	35.0	(35.0)
US state income taxes	2.4	2.2	0.8
Differences between US federal and foreign statutory income tax rates	(1.3)	(2.6)	(2.0)
Goodwill impairment not tax deductible	—	—	53.0
Expenditure permanently disallowable for tax purposes, net of permanent undercharges	1.9	2.4	1.9
Benefit of intra-group financing arrangements	(2.7)	(1.9)	—
Over provision in respect of previous periods	(2.0)	(3.3)	(0.6)

Effective tax rate	33.3	31.8	18.1

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

Deferred tax assets/(liabilities) consisted of the following:

	January 29, 2011			January 30, 2010
	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
	$million	$million	$million	$million	$million	$million
US property, plant and equipment	—	(43.2)	(43.2)	—	(32.0)	(32.0)
Foreign property, plant and equipment	5.5	—	5.5	4.1	—	4.1
Inventory valuation	—	(117.6)	(117.6)	—	(100.9)	(100.9)
Allowances for doubtful debts	24.9	—	24.9	25.3	—	25.3
Revenue deferral (extended service plans)	96.9	—	96.9	103.4	—	103.4
Straight line lease payments	22.8	—	22.8	21.4	—	21.4
Deferred compensation	3.1	—	3.1	2.7	—	2.7
Retirement benefit obligations	—	(6.2)	(6.2)	1.4	—	1.4
Share-based compensation	8.4	—	8.4	4.1	—	4.1
US state income tax accruals	6.5	—	6.5	1.4	—	1.4
Other temporary differences	11.8	—	11.8	9.3	—	9.3
Value of foreign capital losses	21.3	—	21.3	23.9	—	23.9

Total gross deferred tax asset/(liability)	201.2	(167.0)	34.2	197.0	(132.9)	64.1
Valuation allowance	(22.6)	—	(22.6)	(24.3)	—	(24.3)

Deferred tax asset/(liability)	178.6	(167.0)	11.6	172.7	(132.9)	39.8

Current assets			2.7			2.2
Current liabilities			(77.1)			(74.7)
Non-current assets			86.0			112.3

Deferred tax asset			11.6			39.8

As of January 29, 2011 Signet had foreign gross capital loss carry forwards of $78.4 million (Fiscal 2010: $85.4 million) which are only available to offset future capital gains, if any, over an indefinite period.

The decrease in the total valuation allowance in Fiscal 2011 was $1.7 million (Fiscal 2010: $3.9 million net increase; Fiscal 2009: $7.6 million net decrease). The valuation allowance primarily relates to foreign capital loss carry forwards that, in the judgment of management, are not more likely than not to be realized.

The difference on foreign currency translation in respect of deferred tax posted directly to other comprehensive income in Fiscal 2011 was $0.2 million charge (Fiscal 2010: $1.0 million credit; Fiscal 2009: $3.0 million charge). Signet believes that it is more likely than not that deferred tax assets as of January 29, 2011 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.

The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Balance at beginning of period	14.9	18.8	19.2
Increases related to current year tax positions	0.3	1.0	2.1
Prior year tax positions
Increases	0.2	—	—
Decreases	(2.8)	(1.5)	(0.6)
Cash settlements	(1.6)	(4.0)	—
Lapse of statute of limitations	(1.8)	—	—
Difference on foreign currency translation	(0.2)	0.6	(1.9)

Balance at end of period	9.0	14.9	18.8

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

As of January 29, 2011 Signet had approximately $9.0 million (Fiscal 2010: $14.9 million; Fiscal 2009: $18.8 million) of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

During Fiscal 2011, agreement was reached in respect of the treatment of certain financing arrangements in the UK and a cash settlement was paid of approximately $1.6 million, excluding interest thereon. A benefit of approximately $2.8 million has been recognized in income tax expense during Fiscal 2011.

During Fiscal 2011, the statute of limitations lapsed in the US in respect of the tax year ended October 28, 2006 with no adjustment to taxable income. A benefit of approximately $1.8 million has been recognized in income tax expense during Fiscal 2011.

Apart from the above, there has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during Fiscal 2011.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. In Fiscal 2011, the total amount of interest and penalties recognized in income tax expense in the consolidated income statement was $1.2 million, net credit (Fiscal 2010: $0.3 million, net credit; Fiscal 2009: $0, net). As of January 29, 2011, Signet had accrued interest of $1.0 million (Fiscal 2010: $2.2 million; Fiscal 2009: $3.8 million).

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of January 29, 2011, due to settlement of the uncertain tax positions with the tax authorities.

7. Earnings/(loss) per share

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net income/(loss) ($million)	200.4	157.1	(402.6)

Basic weighted average number of shares in issue (million)	85.7	85.3	85.2
Dilutive effect of share options (million)	0.7	0.4	—

Diluted weighted average number of shares in issue (million)	86.4	85.7	85.2

Earnings/(loss) per share – basic	$2.34	$1.84	$(4.72)
Earnings/(loss) per share – diluted	$2.32	$1.83	$(4.72)

The basic weighted average number of shares excludes shares held by the Employee Share Ownership Trust (“ESOT”) or Treasury Shares as such shares are not considered outstanding and do not qualify for dividends. The effect of excluding these shares is to reduce the average number of shares in Fiscal 2011 by 11,365 (Fiscal 2010: 64,085; Fiscal 2009: 81,951). The calculation of fully diluted EPS for the Fiscal 2011 excludes options to purchase 815,562 shares (Fiscal 2010: 2,333,995 share options; Fiscal 2009: 3,456,839 share options) on the basis that their effect on EPS was anti-dilutive.

8. Dividends

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Final dividend paid of $0 per share (Fiscal 2010: $0; Fiscal 2009: 6.317c)	—	—	107.4
Interim dividend paid of $0 per share (Fiscal 2010: $0; Fiscal 2009: 0.96c)	—	—	16.4

Total dividends	—	—	123.8

9. Cash and cash equivalents

	January 29, 2011	January 30, 2010
	$million	$million
Bank deposits	301.0	315.1
Cash on hand	1.1	1.1

Total cash and cash equivalents	302.1	316.2

10. Accounts receivable, net

Signet’s accounts receivable primarily consist of US customer in-house financing receivables in which the population is of similar characteristics and are evaluated collectively for impairment. The allowance is determined by applying loss factors discussed in Note 1 (m) to the portfolio rather than evaluating each finance receivable on an individual basis.

	January 29, 2011	January 30, 2010
	$million	$million
Net, accounts receivable by portfolio segment:
US customer in-house finance receivables	927.7	849.3
Other	8.2	8.7

Total accounts receivable, net	935.9	858.0

Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

Allowance for Credit Losses on US Customer In-House Finance Receivables:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Valuation allowance:
Beginning balance	(72.2)	(69.5)	(60.4)
Charge-offs	119.0	140.2	115.9
Recoveries	17.4	11.8	17.1
Provision	(132.0)	(154.7)	(142.1)

Ending balance	(67.8)	(72.2)	(69.5)
Ending balance evaluated for impairment	995.5	921.5	886.1

Net, US customer in-house finance receivables	927.7	849.3	816.6

In Fiscal 2011, there was an additional $0.5 million (Fiscal 2010: $1.0 million) valuation allowance on the gross other accounts receivable portfolio of $8.7 million (Fiscal 2010: $9.7 million).

Credit Quality Indicator and Age Analysis of Past Due US Customer In-House Finance Receivables:

	January 29, 2011		January 30, 2010		January 31, 2009
	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
	$million	$million	$million	$million	$million	$million
Performing:
Current	804.4	(24.3)	726.7	(21.7)	687.5	(20.8)
0-90 days aged	152.1	(4.5)	148.8	(4.5)	154.5	(4.6)
Non Performing:
More than 90 days aged	39.0	(39.0)	46.0	(46.0)	44.1	(44.1)

	995.5	(67.8)	921.5	(72.2)	886.1	(69.5)

As disclosed in Note 1 (l), amounts that are more than 90 days aged are placed on non-accrual status. Signet’s bad debt expense for total accounts receivable is net of recoveries of $17.4 million (Fiscal 2010: $11.8 million; Fiscal 2009: $17.1 million).

11. Inventories

Signet held $138.0 million of consignment inventory at January 29, 2011 (January 30, 2010: $134.6 million) which is not recorded on the balance sheet. The principal terms of the consignment agreements, which can generally be terminated by either side, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can vary the inventory prices.

Inventory reserves

	Balance at beginning of period	Charged to profit	Utilized(1)	Balance at end of period
	$million	$million	$million	$million
Fiscal 2009	17.5	35.8	(40.7)	12.6
Fiscal 2010	12.6	47.3	(27.4)	32.5
Fiscal 2011	32.5	29.1	(33.8)	27.8

(1)	Including the impact of foreign exchange translation between opening and closing balance sheet dates.

12. Goodwill and other intangible assets, net

Computer software
$million
Cost:
At January 31, 2009	38.9
Additions	7.8
Transfers	(0.1)
Translation differences	0.9

At January 30, 2010	47.5
Additions	11.5
Disposals	(0.2)
Translation differences	—

At January 29, 2011	58.8

Amortization:
At January 31, 2009	15.0
Charged in period	7.9
Transfers	(0.1)
Translation differences	0.5

At January 30, 2010	23.3
Charged in period	8.1
Disposals	(0.1)
Translation differences	—

At January 29, 2011	31.3

Net book value:
At January 29, 2011	27.5

At January 30, 2010	24.2

Computer software is stated at cost less accumulated amortization. Amortization charges are recorded in selling, general and administrative expenses in the income statement. The weighted average amortization period for additions in the period is five years.

Management estimates that the annual amortization charge in respect of computer software held at January 29, 2011 for each of the next five fiscal years will be as follows:

$million
Fiscal 2012	8.7
Fiscal 2013	7.5
Fiscal 2014	5.9
Fiscal 2015	3.5
Fiscal 2016	1.9

Estimated amortization expense can be affected by various factors including future acquisitions and disposals.

The reporting units for the purpose of goodwill impairment testing are the US and UK operating segments. At January 31, 2009, Signet performed an impairment test of goodwill and determined that it was fully impaired. This resulted in the recognition in Fiscal 2009 of a loss on impairment of goodwill of $516.9 million. The historical cost of $867.5 million is now fully amortized resulting in a carrying value of goodwill at January 29, 2011 of $0 (January 30, 2010: $0; January 31, 2009: $0).

13. Property, plant and equipment, net

	Land and buildings
	Freehold	Long leasehold	Short leasehold	Plant, machinery and vehicles	Shopfronts, fixtures and fittings	Total
	$million	$million	$million	$million	$million	$million
Cost:
At January 31, 2009	13.1	1.2	37.4	74.4	898.6	1,024.7
Additions	—	—	1.6	3.9	30.3	35.8
Disposals	—	—	(0.4)	(1.0)	(119.6)	(121.0)
Translation differences	0.9	0.1	1.0	2.8	18.6	23.4

At January 30, 2010	14.0	1.3	39.6	80.1	827.9	962.9
Additions	0.1	—	1.7	3.9	40.3	46.0
Disposals	(1.5)	—	(0.4)	(0.7)	(38.8)	(41.4)
Translation differences	(0.1)	—	(0.3)	(0.3)	(0.9)	(1.6)

At January 29, 2011	12.5	1.3	40.6	83.0	828.5	965.9

	Land and buildings
	Freehold	Long leasehold	Short leasehold	Plant, machinery and vehicles	Shopfronts, fixtures and fittings	Total
	$million	$million	$million	$million	$million	$million
Depreciation:
At January 31, 2009	4.6	0.5	17.3	54.1	496.1	572.6
Charged in period	0.3	0.6	3.1	9.5	87.5	101.0
Disposals	—	—	(0.4)	(0.9)	(119.6)	(120.9)
Translation differences	0.4	0.1	0.9	1.9	10.0	13.3

At January 30, 2010	5.3	1.2	20.9	64.6	474.0	566.0
Charged in period	0.2	—	2.9	7.1	79.5	89.7
Disposals	(0.7)	—	(0.4)	(0.7)	(38.8)	(40.6)
Translation differences	—	—	(0.1)	(0.1)	(0.5)	(0.7)

At January 29, 2011	4.8	1.2	23.3	70.9	514.2	614.4

Net book value:

At January 29, 2011	7.7	0.1	17.3	12.1	314.3	351.5

At January 30, 2010	8.7	0.1	18.7	15.5	353.9	396.9

Property, plant and equipment are stated at cost. Freehold properties on the consolidated balance sheet include $5.8 million of depreciable assets (January 30, 2010: $6.5 million). The charge for the period includes $2.9 million (Fiscal 2010: $2.9 million, Fiscal 2009: $7.6 million) for impairment of assets.

14. Accrued expenses and other current liabilities

	January 29, 2011	January 30, 2010
	$million	$million
Payroll taxes	6.7	5.6
Other taxes	31.3	24.7
Other liabilities	46.3	45.3
Accrued compensation	79.7	67.9
Accrued expenses	128.4	128.6

Total accrued expenses and other current liabilities	292.4	272.1

Sales returns reserve included in accrued expenses above:

	Balance at beginning of period	Net adjustment(1)	Balance at end of period
	$million	$million	$million
Fiscal 2009	8.4	(0.6)	7.8
Fiscal 2010	7.8	0.3	8.1
Fiscal 2011	8.1	(0.4)	7.7

(1)	Net adjustment relates to sales returns previously provided for and changes in estimate and the impact of foreign exchange translation between opening and closing balance sheet dates.

Warranty reserve for diamond and gemstone guarantee included in accrued expenses above:

	Balance at beginning of period	Warranty expense	Utilized	Balance at end of period
	$million	$million	$million	$million
Fiscal 2009	7.1	7.1	(4.5)	9.7
Fiscal 2010	9.7	7.7	(5.1)	12.3
Fiscal 2011	12.3	5.9	(5.2)	13.0

15. Deferred revenue

Deferred revenue represents income under extended service warranty plans, voucher promotions and other items.

	January 29, 2011	January 30, 2010
	$million	$million
Warranty deferred revenue	481.1	458.3
Voucher promotions and other items	18.1	17.4

Total deferred revenue	499.2	475.7

Current liabilities	146.0	137.7
Non-current liabilities	353.2	338.0

Total deferred revenue	499.2	475.7

Warranty deferred revenue

	Balance at beginning of period	Warranties sold	Revenue recognized	Balance at end of period
	$million	$million	$million	$million
Fiscal 2009	427.9	149.6	(136.7)	440.8
Fiscal 2010	440.8	159.2	(141.7)	458.3
Fiscal 2011	458.3	171.1	(148.3)	481.1

16. Other liabilities—non-current

	January 29, 2011	January 30, 2010
	$million	$million
Straight-line rent	61.9	56.3
Other accrued expenses	4.0	3.9
Lease loss reserve	9.3	12.0
Other liabilities	11.4	7.4

Total other liabilities	86.6	79.6

A lease loss reserve is recorded for the net present value of the difference between the contractual rent obligations and the rate at which income is received or expected to be received from subleasing the properties.

	January 29, 2011	January 30, 2010
	$million	$million
At beginning of period	12.0	10.1
Adjustments, net	(0.7)	1.8
Utilization(1)	(2.0)	0.1

At end of period	9.3	12.0

(1)	Including the impact of foreign exchange translation between opening and closing balance sheet dates.

The cash expenditures on the remaining lease loss reserve are expected to be paid over the various remaining lease terms through 2017.

17. Loans, overdrafts and long-term debt

	January 29, 2011	January 30, 2010
	$million	$million
Current liabilities – loans and overdrafts
Bank overdraft	31.0	44.1

	31.0	44.1

Non-current liabilities – Long-term debt
US private placement	—	280.0

Total loans, overdrafts and long-term debt	31.0	324.1

Loans and overdrafts

Revolving Credit Facility

On June 26, 2008, Signet entered into an unsecured $520 million multi-currency Revolving Credit Facility with a syndicate of banks for a period of five years at a variable interest rate and at a maximum margin of 1.75% above LIBOR. On March 13, 2009, Signet amended this agreement (“Facility Agreement”), under which the revolving credit agreement was reduced in size to $370 million, the maximum margin was increased to 2.75% above LIBOR and the covenants were amended. In the period from March 13, 2009, the applicable margin has been both 2.25% and 1.75% above LIBOR. Commitment fees are paid on the undrawn portion of this credit facility at a rate of 40.0% of the applicable margin.

On March 19, 2010, the facility was reduced from $370 million to $300 million, its current level. In October 2010, this facility was amended to eliminate the obligation to reduce the amount of the facility by 60% of any reduction in net debt from the prior year; revise the fixed charge cover covenant as defined in the agreement to 1.55:1 for the remaining duration of the agreement; delete the annual limit on capital expenditure; increase the aggregate costs of assets that may be acquired in any fiscal year to $50.0 million and remove any restrictions on payments of dividends and share repurchases.

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

•	Consolidated Tangible Net Worth (total tangible net assets) must not fall below $800 million; and

•

the ratio of Consolidated EBITDAR (Earnings Before Interest, Tax, Depreciation, Amortization, Rents and Operating Lease Expenditure) to Fixed Charges (Consolidated Net Interest Expenditure plus Rents and Operating Lease Expenditure) shall be equal to or greater than 1.55:1 for the trailing 12 months at each quarter end.

No borrowings were drawn on the facility at January 29, 2011 (January 30, 2010: $0) and no borrowings were drawn on the facility during Fiscal 2011. Stand-by letters of credit of $5.5 million were drawn on the facility at January 29, 2011 (January 30, 2010: $6.0 million), with no significant intra-period fluctuations.

Long-term debt

US Private Placement

On March 30, 2006, Signet entered into a US Private Placement Note Term Series Purchase Agreement, (“US Private Placement”) which was funded largely from US insurance institutional investors in the form of fixed rate investor certificate notes (“Notes”). These Notes represented 7, 10 or 12 year maturities. Interest on the Notes was payable semi-annually with the face value payable at time of maturity. The Series A Notes were $100.0 million at face value, bore interest at 5.95% and were due in May 2013; Series B Notes were $150.0 million at face value, bore interest at 6.11% and were due in May 2016 and Series C Notes were $130.0 million at face value, bore interest at 6.26% and were due in May 2018. The aggregate issuance was at face value for $380.0 million and the funding date was May 23, 2006. On March 13, 2009, Signet entered into an amendment agreement. Under this agreement $100 million of the notes was prepaid at par plus accrued interest to and including March 18, 2009 and the covenants were amended. The principal financial covenants under the amended agreement were in line with the Facility Agreement at this time as described above.

Additional amendments to the terms of the Note Purchase agreement were:

•

A 2.0% increase in the coupon (subject to a further 1.0% increase until Fiscal 2013 if the amended fixed charge coverage ratio is less than 1.6:1, and an additional 1.0% increase if Note Holders are subject to increased capital charges as a result of a requirement to post additional reserves under applicable insurance regulations, as determined by the insurance regulator);

•

Subsequent prepayment offers, at par, are to be made in February or March of each of the following years — 2010, 2011, 2012 and 2013 — the minimum amount of each such offer being principally the Note Holders’ pro rata share of 60% of any reduction in net debt that occurred over the preceding fiscal year. Any proportion of the 2011, 2012 or 2013 offers rejected by Note Holders may be applied to Shareholder Returns, as defined in the Amended Facility Agreement;

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

•

Restrictions on capital expenditure similar to the Amended Facility Agreement for Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013, provided that in Fiscal 2012 and Fiscal 2013 the Required Offers have been made, otherwise the restrictions on capital expenditure in Fiscal 2012 will be $85 million and in Fiscal 2013 will be $100 million.

On March 9, 2010, Signet made a repayment at par of $50.9 million, reducing the outstanding Private Placement Notes from $280.0 million to $229.1 million.

Signet had the right to prepay the remaining outstanding notes at any time, with such prepayment being made at a premium to par as determined by the provisions of the Make Whole calculation contained within the Amended Note Purchase Agreement. Variations in the Make Whole premium amount were largely determined by movements in 3, 6 and 8 year US Treasury yields.

On November 26, 2010, Signet exercised its right to prepay in full the remaining $229.1 million of outstanding Private Placement Notes (the “Prepayment Date”). The prepayment required the payment of all accrued interest up to the Prepayment Date plus a premium as determined by the Make Whole provision. The Make Whole premium was dependent on medium term US Treasury yields, and was $47.5 million, including an associated cost of hedging this payment against movements in US Treasury yields during the required notice period. This amount is included within interest expense in the income statement. Following the prepayment of the Private Placement Notes, various restrictions placed on Signet by the Note Purchase Agreement fell away. In particular restrictions under the Note Purchase Agreement on shareholder distributions, capital expenditure and acquisitions were removed.

Capitalized fees

Capitalized amendment fees and other related costs for the Revolving Credit Facility and the US Private Placement were $0 (Fiscal 2010: $5.9 million). In Fiscal 2011, $1.3 million (Fiscal 2010: $3.4 million) was charged directly to the income statement. In addition, $1.3 million (Fiscal 2010: $0.9 million) of the capitalized balance was amortized during the year. Lastly, $2.2 million of the capitalized balance was written-off to the income statement following an amendment to the Revolving Credit Facility and prepayment of the US Private Placement Notes (Fiscal 2010: $0), reducing the unamortized fees to $1.5 million at January 29, 2011.

No other interest bearing material loans or overdrafts were entered into during either Fiscal 2011 or 2010. The weighted average interest rate on other loans and overdrafts was 3.1% in Fiscal 2009.

18. Financial instruments and fair value

Signet’s principal financial instruments are comprised of cash, cash deposits/investments and overdrafts, accounts receivable and payable, derivatives and a revolving credit facility. Signet does not enter into derivative transactions for trading purposes. Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of finance. The main risks arising from Signet’s operations are interest rate risk, liquidity risk, and market risk including foreign currency risk and commodity risk. Signet uses derivative financial instruments to manage and mitigate these risks under policies reviewed and approved by the Board.

Interest rate risk

Signet’s operations were financed principally by fixed rate notes under the US Private Placement until these were prepaid in full on November 26, 2010. Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding at January 29, 2011 (January 30, 2010: none).

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

The main external sources of funding include an unsecured revolving credit facility under which there were no borrowings as of January 29, 2011 and January 30, 2010 and, until their prepayment in full on November 26, 2010, there were US Private Placement Notes.

Market risk

Signet generates revenues and incurs expenses in pounds sterling and US dollars. As a portion of Signet’s UK division purchases are denominated in US dollars, Signet enters into foreign currency forward exchange contracts, foreign currency option contracts and foreign currency swaps to manage this exposure to the US dollar. The fair value of these contracts is recorded in other assets and other liabilities.

For currency and commodity contracts that are qualifying cash flow hedges, changes in fair value are recorded as a component of accumulated other comprehensive income/(loss). Amounts are reclassified from other comprehensive income/(loss) into earnings when the hedged exposure affects earnings. For contracts that do not meet the strict hedge accounting requirements, changes in fair value are recorded in other operating income, net.

Signet holds a fluctuating amount of pounds sterling cash reflecting the cash generative characteristics of the UK division. Signet’s objective is to minimize net foreign exchange exposure to the income statement on pound sterling denominated items through managing this level of cash, pound sterling denominated intercompany balances and US dollar to pound sterling swaps. In order to manage the foreign exchange exposure and minimize the level of pound sterling cash held by the company, the pound sterling denominated subsidiaries pay dividends regularly to their immediate holding companies and excess pounds sterling are sold in exchange for US dollars.

Credit risk and concentrations of credit risk

Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.

Derivatives

Signet is exposed to foreign currency exchange risk arising from various currency exposures. Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of January 29, 2011 was $39.5 million (January 30, 2010: $37.2 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 30, 2010: 17 months).

Signet enters into forward purchase contracts and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of January 29, 2011 was $154.3 million (January 30, 2010: $100.0 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 30, 2010: 12 months).

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

The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Derivative assets
	January 29, 2011		January 30, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$million		$million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	0.2	Other current assets	0.6
Commodity contracts	Other current assets	2.4	Other current assets	2.4

		2.6		3.0

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Other current assets	—

		—		—

Total derivative assets		2.6		3.0

	Derivative liabilities
	January 29, 2011		January 30, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$million		$million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.6)	Other current liabilities	(0.4)
Commodity contracts	Other current liabilities	(2.5)	Other current liabilities	(1.6)

		(3.1)		(2.0)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	Other current liabilities	—

		—		—

Total derivative liabilities		(3.1)		(2.0)

The following tables summarize the effect of derivative instruments on the consolidated income statements:

	Amount of gain/(loss) recognized in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	Fiscal 2011	Fiscal 2010		Fiscal 2011	Fiscal 2010
	$million	$million		$million	$million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	(0.1)	(3.0)	Cost of sales	5.4	7.8
Commodity contracts	14.7	7.3	Cost of sales	16.9	5.1

Total	14.6	4.3		22.3	12.9

	Location of gain/(loss) recognized in income on derivatives (Ineffective portion)	Amount of gain/(loss) recognized in income on derivatives (Ineffective portion)
		Fiscal 2011	Fiscal 2010
		$million	$million
Derivatives in cash flow hedging relationships:
Commodity contracts	Other operating income, net	0.4	—

Total		0.4	—

	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
		Fiscal 2011	Fiscal 2010
		$million	$million
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	1.9	(0.7)

Total		1.9	(0.7)

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

	January 29, 2011		January 30, 2010
	Carrying amount	Significant other observable inputs (Level 2)	Carrying amount	Significant other observable inputs (Level 2)
	$million	$million	$million	$million
Assets:
Forward foreign currency contracts	0.2	0.2	0.6	0.6
Forward commodity contracts	2.4	2.4	2.4	2.4

Liabilities:
Borrowings	(31.0)	(31.0)	(324.1)	(371.3)
Forward foreign currency contracts	(0.6)	(0.6)	(0.4)	(0.4)
Forward commodity contracts	(2.5)	(2.5)	(1.6)	(1.6)

The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, current foreign currency forward rates or current commodity forward rates. These are held as assets and liabilities within other receivables and other payables, and all contracts have a maturity of less than eighteen months. The fair value of Signet’s Private Placement Note debt was determined by discounting to present value the known future coupon and final Note redemption amounts at market yields as of the balance sheet date. The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short term maturity of these amounts.

19. Pension plans

The UK Plan, which ceased to admit new employees from April 2004, is a funded plan with assets held in a separate trustee administered fund, which is independently managed. January 29, 2011 and January 30, 2010 measurement dates were used in determining the UK Plan’s benefit obligation and fair value of plan assets. Signet’s contributions into the UK Plan were agreed as of April 5, 2009.

The following tables provide information concerning the UK Plan as of and for the fiscal years ended January 29, 2011 and January 30, 2010:

	Fiscal 2011	Fiscal 2010
	$million	$million
Change in UK Plan assets:
Fair value at beginning of year	187.0	139.5
Actual return on UK Plan assets	25.2	28.7
Employer contributions	14.0	12.8
Members’ contributions	0.7	0.6
Benefits paid	(9.6)	(9.4)
Foreign currency changes	(0.6)	14.8

Fair value of UK Plan assets at end of year	216.7	187.0

	Fiscal 2011	Fiscal 2010
	$million	$million
Change in benefit obligation:
Benefit obligation at beginning of year	191.8	152.4
Service cost	5.5	4.3
Past service cost	0.8	—
Interest cost	10.1	10.7
Members’ contributions	0.7	0.6
Actuarial (gain)/loss	(4.3)	17.2
Benefits paid	(9.6)	(9.4)
Foreign currency changes	(1.1)	16.0

Benefit obligation at end of year	193.9	191.8

Funded status at end of year: UK Plan assets less benefit obligation	22.8	(4.8)

	Fiscal 2011	Fiscal 2010
	$million	$million
Amounts recognized in the balance sheet consist of:
Non-current assets	22.8	—
Non-current liabilities	—	(4.8)

Net asset/(liability) recognized	22.8	(4.8)

Items in accumulated other comprehensive income/(loss) not yet recognized as income/(expense) in the income statement:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Net actuarial loss	(46.0)	(61.2)	(64.8)
Net prior service credit	14.3	15.0	15.7

The estimated actuarial loss and prior service credit for the UK Plan that will be amortized from accumulated other comprehensive income/(loss) into net periodic benefit cost over the next fiscal year are $2.6 million and $(1.0) million, respectively.

The accumulated benefit obligation for the UK Plan was $181.3 million and $183.4 million at January 29, 2011 and January 30, 2010, respectively.

The projected benefit obligation and fair value of plan assets for the UK Plan at January 29, 2011 were $193.9 million and $216.7 million, respectively. At January 30, 2010 the projected benefit obligation and fair value of plan assets for the UK Plan were $191.8 million and $187.0 million, respectively.

The components of net periodic pension cost and other amounts recognized in other comprehensive income/(loss) for the UK Plan are as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Components of net periodic benefit cost:
Service cost	5.5	4.3	6.1
Interest cost	10.1	10.7	13.0
Expected return on UK Plan assets	(12.4)	(11.2)	(15.8)
Amortization of unrecognized prior service (credit)/cost	(1.0)	(1.0)	1.1
Amortization of unrecognized actuarial loss	4.8	4.7	1.8

Net periodic benefit cost	7.0	7.5	6.2
Other changes in assets and benefit obligations recognized in other comprehensive (income)/loss	(20.0)	(4.0)	10.3

Total recognized in net periodic benefit cost and other comprehensive (income)/loss	(13.0)	3.5	16.5

	January 29, 2011	January 30, 2010
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	5.60%	5.60%
Salary increases	5.00%	5.00%
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	5.60%	6.60%
Expected return on UK Plan assets	6.75%	7.25%
Salary increases	5.00%	5.00%

The discount rate is based upon published rates for high-quality fixed-income investments that produce expected cash flows that approximate the timing and amount of expected future benefit payments.

The expected return on the UK Plan assets assumption is based upon the historical return and future expected returns for each asset class, as well as the target asset allocation of the portfolio of UK Plan assets.

The UK Plan’s investment strategy is guided by an objective of achieving a return on the investments, which is consistent with the long-term return assumptions, to ensure the Plan obligations are met. The investment policy is to carry a balance of funds to achieve these aims. These funds carry investments in UK and overseas equities, UK corporate bonds, UK Gilts and commercial property. The property investment is through a Pooled Pensions Property Fund that provides a diversified portfolio of property assets.

The long-term target allocation of investments that was set out in the 2009 Actuarial Valuation for the UK Plan’s assets was equities 68%, bonds 27% and property 5%. Further to this, in May 2010, a de-risking framework was adopted in which a portion of the UK Plan’s equities would gradually be switched into bonds when pre-agreed funding trigger levels are reached. As a result of the operation of this policy, the target allocation for the UK Plan’s assets at January 29, 2011 was equities 55%, bonds 40% and property 5%.

The fair value of the assets in the UK Plan at January 29, 2011 and January 30, 2010 are required to be classified and disclosed in one of the following three categories:

Level 1—quoted market prices in active markets for identical assets and liabilities

Level 2—observable market based inputs or unobservable inputs that are corroborated by market data

Level 3—unobservable inputs that are not corroborated by market data

The value and classification of these assets was as follows:

	Fair value measurements at January 29, 2011			Fair value measurements at January 30, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant Unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant Unobservable inputs (Level 3)
	$million	$million	$million	$million	$million	$million
Asset category:
Diversified equity securities	116.2	116.2	—	118.9	118.9	—
Bonds	89.8	89.8	—	57.2	57.2	—
Property	9.8	—	9.8	9.1	—	9.1
Cash	0.9	0.9	—	1.8	1.8	—

Total	216.7	206.9	9.8	187.0	177.9	9.1

The table below sets forth changes in the fair value of the Level 3 investment assets in Fiscal 2011 and 2010:

$million
Balance at January 31, 2009	6.5
Purchase of assets	1.4
Actual return on assets	1.2

Balance at January 30, 2010	9.1
Actual return on assets	0.7

Balance at January 29, 2011	9.8

The UK Plan does not hold any investment in Signet shares or in property occupied by or other assets used by Signet.

Signet expects to contribute a minimum of $14.4 million to the UK Plan in Fiscal 2012. The level of contributions is in accordance with a deficit recovery plan that was agreed as a result of the increased funding deficit indicated by the results of the actuarial valuation as of April 5, 2009.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK Plan:

$million
Fiscal 2012	9.4
Fiscal 2013	9.8
Fiscal 2014	9.8
Fiscal 2015	9.9
Fiscal 2016	11.3
Fiscal 2017 to Fiscal 2021	63.8

In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in the period were $0.4 million (Fiscal 2010: $0.3 million; Fiscal 2009: $0.3 million).

In the US, Signet sponsors a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 25% of up to 6% of employee elective salary deferrals. Beginning in March 2009, Signet’s matching element was suspended. In July 2010, Signet’s matching element was reinstated under the same terms. Signet’s contributions to this plan in Fiscal 2011 were $1.2 million (Fiscal 2010: $0.1 million; Fiscal 2009: $2.2 million). The US division has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees or directors to elect annually to defer all or a portion of their remuneration and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Until December 2008, the DCP also provided for a matching contribution based on each participant’s annual remuneration deferral. The plan permits such contributions on a discretionary basis. In connection with these plans, Signet has invested in trust-owned life insurance policies. The cost recognized in connection with the DCP in Fiscal 2011 was $0 million (Fiscal 2010: $0.5 million; Fiscal 2009: $4.4 million). In Fiscal 2010, a distribution of $38.1 million was made to certain management employees from the plans pursuant to previous elections by such participants.

20. Common shares, treasury shares and reserves

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

On September 11, 2008, as part of the Scheme of Arrangement, the Company’s shares were consolidated via a 1-for-20 share consolidation. The par value of each new Common Share is 18 cents. The consideration received in respect of Common Shares issued during the year in respect of share options was $11.3 million (Fiscal 2010: $1.0 million; Fiscal 2009: $0.1 million). The Company did not purchase any treasury shares in Fiscal 2011, Fiscal 2010 or Fiscal 2009.

Treasury shares

Treasury shares represent the cost of shares that the Company purchased in the market and held by the Employee Stock Ownership Trust (“ESOT”) to satisfy options under Signet’s share option plans. In Fiscal 2011, the trustee transferred 29,526 shares to the holders of executive share and LTIP options granted to UK employees. In aggregate, the subscription monies amounted to $0.7 million. The trustee held no shares at January 29, 2011, nor any shares at March 31, 2011 and 29,526 shares at January 30, 2010.

In Fiscal 2011, the trustee of the ESOT subscribed in cash for a total of 6,730 shares in order to provide shares to satisfy the exercise of executive share options granted to US employees. In aggregate, the subscription monies amounted to $0.2 million at option exercise prices between $17.42 and $26.16. The subscription prices were the NYSE market prices on the last business days before the dates on which the respective terms of issue were fixed, and varied between $31.07 and $34.05 per share.

On various dates during Fiscal 2011, a total of 419,634 shares were subscribed for in cash by holders of options. In aggregate, the option proceeds amounted to $10.4 million at option exercise prices between $13.13 and $38.56 per share. The option proceeds were the market prices at the various times at which the options were granted. The NYSE market prices on the dates of issue varied between $27.61 and $43.43 per share. Details of options in respect of shares are shown in Note 22.

The total number of shares held by the Company at January 29, 2011 was 10,994 (January 30, 2010: 0).

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

21. Commitments and contingencies

Operating leases

Signet occupies certain properties and holds plant, machinery and vehicles under operating leases; it does not have any capital leases.

Rental expense for operating leases is as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	$million	$million	$million
Minimum rentals	312.6	312.8	314.7
Contingent rent	6.7	5.6	5.3
Sublease income	(5.7)	(5.3)	(6.3)

Total	313.6	313.1	313.7

The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

$million
Fiscal 2012	277.0
Fiscal 2013	254.6
Fiscal 2014	233.1
Fiscal 2015	209.9
Fiscal 2016	183.4
Thereafter	945.9

Total	2,103.9

Signet has entered into certain sale and leaseback transactions of freehold and long leasehold properties. Under these transactions it continues to occupy the space in the normal course of business. Gains on the transactions are recognized as a reduction of rent expense over the life of the operating lease.

Contingent property liabilities

Approximately 103 UK property leases had been assigned by Signet at January 29, 2011 (and remained unexpired and occupied by assignees at that date) and approximately 30 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.

Capital commitments

At January 29, 2011 Signet has committed to spend $7.8 million (January 30, 2010: $4.6 million) in respect of capital commitments. These commitments relate to the expansion and renovation of stores.

Legal proceedings

In March 2008, private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in the U.S. District Court for the Southern District of New York federal court alleging that US store-level employment practices are discriminatory as to compensation and promotional activities. In June 2008, the District Court referred the matter to private arbitration where the plaintiffs sought to proceed on a class-wide basis. In June 2009, the arbitrator ruled that the arbitration agreements allowed the plaintiff to proceed on a class-wide basis and seek class certification. Sterling challenged the ruling and the District Court vacated the arbitrator’s decision in July 2010. The plaintiffs appealed that order to the U.S. Court of Appeal for the Second Circuit, where the matter is currently pending, following argument on the appeal in February 2011. On September 23, 2008, the US Equal Employment opportunities Commission (“EEOC”) filed a lawsuit against Sterling in the U.S. District Court for the Western District of New York. The EEOC’s lawsuit alleges that Sterling engaged in a pattern or practice of gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Discovery is now ongoing in the case. Sterling denies the allegations from both parties and intends to defend them vigorously.

In the ordinary course of business, the company may be subject, from time to time, to various proceedings, lawsuits, disputes or claims.

22. Share-based compensation

Signet operates several share based compensation plans which can be categorized as “Saving Share Plans,” “Executive Plans,” “Long Term Incentive Plans” and “Omnibus Plans.”

Saving Share Plans

Three all-employee share option plans comprising a savings-related share option plan for UK employees (the “Sharesave Plan”), a share savings plan intended to qualify under US Section 423 of the US Internal Revenue Code (the “Employee Share Savings Plan”) and a savings related share option plan for Republic of Ireland employees (the “Irish Sharesave Plan”) are together referred to as “Saving Share Plans”. The Sharesave Plan and Irish Sharesave Plan allow eligible employees to purchase Common Shares at a discount of approximately 20% below the average middle market price of the shares on the London Stock Exchange on either the three dealing days prior to the date that employees are invited to participate or the middle market price on the date of grant, whichever is the higher value. The Employee Share Savings Plan allows employees to purchase Common Shares at a discount of approximately 15% to the closing price on the date of grant. Options granted under the Sharesave Plan and the Irish Sharesave Plan vest after 36 months and are generally only exercisable between 36 and 42 months from commencement of the related savings contract. Options granted under the Employee Share Savings Plan vest after 24 months and are generally only exercisable between 24 and 27 months of the grant date. The Saving Share Plans are compensatory and compensation expense is recognized over the requisite service period. In any 10 year period not more than 10% of the issued Common Shares of the Company from time to time may, in aggregate, be issued or be issuable pursuant to options granted under the Saving Share Plans or any other employees’ share plans adopted by Signet.

Executive Plans

Signet operates three 2003 executive share plans (the “2003 Plans”), together referred to as the “Executive Plans.” Option awards under the Executive Plans are generally granted with an exercise price equal to the market price of the Company’s shares at the date of grant. Options under the Executive Plans are subject to certain internal performance criteria and cannot be exercised unless Signet achieves an annual rate of compound growth in earnings per share above the retail price index. The performance criteria are measured over a three year period from the start of the fiscal year in which the award is granted. Grants awarded under the 2003 Plans from Fiscal 2008 onwards, other than for executive directors, are no longer subject to the performance criteria. Signet’s Executive Plans, which are shareholder approved, permit the grant of share options to employees for up to 10% of the issued Common Shares over any 10 year period, including any other employees share plans adopted by Signet or a maximum of 5% over 10 years including discretionary option plans. A maximum of 8,568,841 shares may be issued pursuant to options granted to US participants in the Executive Plans. No awards have been granted under the Executive Plans since the adoption of the Omnibus Incentive Plan in Fiscal 2010.

Long Term Incentive Plans

The Long Term Incentive Plan 2000 was replaced by the Long Term Incentive Plan 2005. LTIPs are subject to certain internal performance criteria and cannot be exercised unless there is achievement of an annual rate of compound growth in income before income taxes above the respective US and UK retail price indices at constant exchange rates of Signet for Signet executives, or, growth in divisional operating income for divisional executives, and, of ROCE of Signet or related division as appropriate. To the extent that the performance criteria are satisfied, the participant will receive a combination of share options and cash in equal value. Compensation expense is recognized over the three-year performance period for all plans and options granted have 10-year contractual terms. The Company’s LTIPs, which are shareholder approved, permit the grant of share options to employees for up to 10% of the Company’s issued Common Shares over any 10 year period of time, including any other employees share plans adopted by Signet or a maximum of 5% over 10 years including discretionary option plans. No awards have been granted under the LTIPs since the adoption of the Omnibus Incentive Plan is Fiscal 2010.

Omnibus Plans

In Fiscal 2010 Signet adopted the Omnibus Incentive Plan (the “Omnibus Plan”). Awards that may be granted under the Omnibus Plan include restricted stock, restricted stock units, stock options and stock appreciation rights. The 2009, 2010 and 2011 Awards granted under the Omnibus Plan have two elements, time-based restricted stock and performance-based restricted stock units. The time-based restricted stock has a three year vesting period, subject to continued employment and has the same voting rights and dividend rights as Common Shares (which are payable once the shares have vested). Performance-based restricted stock units granted in 2009, vest based upon the achievement of cumulative actual earnings before interest and taxes (“EBIT”) as a percentage of targeted EBIT for the performance period. Performance-based restricted stock units granted in 2010, vest based upon the achievement of operating profit as a percentage of targeted operating profit for the performance period. Performance is measured over a three year vesting period from the start of the fiscal year in which the award is granted. The Omnibus Plan permits the grant of awards to employees for up to 7,000,000 Common Shares.

Signet recognized a total share-based compensation expense of $17.2 million in Fiscal 2011 (Fiscal 2010: $5.6 million; Fiscal 2009: $0.7 million). The related tax credit on the share-based compensation expense was $5.3 million, $1.6 million credit, and $0.1 million charge, respectively. The total remaining unrecognized compensation cost related to non-vested share options under all plans amounted to $19.8 million, $10.4 million and $3.1 million relating to Fiscal 2011, Fiscal 2010 and Fiscal 2009 respectively, which will be amortized over the weighted average periods of 1.8 years, 1.8 years and 1.9 years, respectively.

The Company either issues new shares or utilizes treasury shares to satisfy share option exercises under its plans. Cash received from the exercise of share options granted under Signet’s plans during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $11.3 million, $1.0 million and $0.1 million respectively.

Included in the Fiscal 2011 share based compensation expense is $5.7 million incurred in connection with the appointment of the new Chief Executive Officer, whose employment agreement includes share based compensation for amounts foregone from his prior employment. Shares of $5.0 million were issued to the new Chief Executive Officer on January 19, 2011, valued at the previous day’s closing share price equal to the value of restricted stock and stock appreciation rights of his previous employer, which would have vested shortly after such date. An additional $3.9 million, $2.6 million and $0.8 million of restricted shares were granted and are expected to vest in Fiscal 2013, Fiscal 2014 and Fiscal 2015 based on the vesting schedule of his foregone awards.

Share plan status

	Saving Share Plans		Omnibus Plans(1)		Executive Plans		LTIPs
	No. of shares	WAEP(2)	No. of shares	WAEP(2)	No. of shares	WAEP(2)	No. of shares	WAEP(2)
	millions	dollars	millions	dollars	millions	dollars	millions	dollars
Outstanding at January 30, 2010	0.5	18.61	0.6	—	2.5	34.88	0.2	—
Movements in period
Granted	0.1	26.49	0.6	—	—	—	—	—
Exercised	(0.1)	18.87	(0.1)	—	(0.3)	30.45	—	—
Lapsed	(0.1)	25.84	—	—	(0.6)	44.09	(0.1)	—

Outstanding at January 29, 2011	0.4	19.85	1.1	—	1.6	32.32	0.1	—

Exercisable at January 30, 2010	—	—	—	—	0.9	34.46	—	—
Exercisable at January 29, 2011	—	—	—	—	0.8	40.42	—	—

(1)	Includes shares issued to the new Chief Executive Officer, whose contract includes share based compensation for amounts foregone from his prior employment.
(2)	Weighted Average Exercise Price.

The weighted average share price at the date of exercise for share options exercised during Fiscal 2011 was $39.83 (Fiscal 2010: $25.57; Fiscal 2009: $25.33).

The following tables summarize the information about share awards outstanding and exercisable at January 29, 2011, and the inputs used in a binomial model for Saving Share Plans and Executive Plans, and in a Black-Scholes model for LTIP plans, for the calculation of the fair value of options granted in the Fiscal 2011, Fiscal 2010 and Fiscal 2009:

	Saving Share Plans			Omnibus Plans			Executive Plans			LTIPs
	Shares	WACL(1)	WAEP(2)	Shares	WACL(1)	WAEP(2)	Shares	WACL(1)	WAEP(2)	Shares	WACL(1)	WAEP(2)
	millions	years	dollars	millions	years	dollars	millions	years	dollars	millions	years	dollars
Outstanding	0.4	1.7	19.85	1.1	1.6	—	1.6	5.4	32.32	0.1	7.2	—
Exercisable	—	—	—	—	—	—	0.8	3.5	40.42	—	—	—

	Saving Share Plans			Omnibus Plans		Executive Plans	LTIPs
	2011	2010	2009	2011	2010	2009	2009
Share price(3)	$33.17	$26.17	$12.36	$35.18	$19.55	$23.21	$23.26
Exercise price (3)	$26.49	$21.95	$13.41	—	—	$24.24	—
Risk free interest rate	0.8%	1.8%	2.7%	n/a	n/a	2.5%	2.3%
Expected life of options	2.9 years	2.6 years	2.7 years	n/a	n/a	4.3 years	3.5 years
Expected volatility	49%	47%	36%	n/a	n/a	30%	30%
Dividend yield	1.6%	1.9%	0.9%	0.7%	0.2%	4.2%	4.2%
Fair value(3)	$9.80	$7.36	$1.87	$36.80	$19.43	$4.01	$20.11

(1)	Weighted Average Remaining Contractual Life.
(2)	Weighted Average Exercise Price.
(3)	Weighted average.

The expected volatility is determined by calculating the historical volatility of Signet’s share price over the previous five years. The expected life used in the model is based on the historical exercise behavior of the main categories of option recipients.

The total intrinsic value of awards outstanding and exercisable as of January 29, 2011 was $76.7 million and $2.7 million, respectively, and the aggregate intrinsic value for share options exercised during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $11.9 million, $0.4 million and $0.1 million respectively.

23. Related party transactions

There are no related party transactions which require disclosure in this Annual Report on Form 10-K.

QUARTERLY FINANCIAL INFORMATION—UNAUDITED

The sum of the quarterly earnings per share data may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

The following information incorporates the change in accounting for extended service plans that is described in Item 6 and Item 8.

	Fiscal 2011 Quarters ended
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
	$million	$million	$million	$million
Sales	805.4	719.7	641.8	1,270.5
Gross margin	293.6	237.2	193.6	518.5
Net income	50.3	38.7	6.0	105.4

Earnings per share – basic ($)	0.59	0.45	0.07	1.23
– diluted ($)	0.58	0.45	0.07	1.21

	Fiscal 2010 Quarters ended
	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
	$million	$million	$million	$million
Sales	758.1	707.3	611.4	1,196.8
Gross margin	252.6	218.6	163.0	431.4
Net income/(loss)	24.5	25.8	(8.7)	115.5

Earnings/(loss) per share – basic ($)	0.29	0.30	(0.10)	1.35
– diluted ($)	0.29	0.30	(0.10)	1.34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The directors review the effectiveness of Signet’s system of internal controls in the following areas:

•	Financial;

•	Operational;

•	Compliance; and

•	Risk management.

Signet’s disclosure controls and procedures are designed to help ensure that processes and procedures for information management are in place at all levels of the business. The disclosure controls and procedures aim to provide reasonable assurance that any information disclosed by Signet in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. Signet’s Disclosure Control Committee, which has a written Charter, consists of the Chief Financial Officer, the Group Company Secretary, the Investor Relations Director and the Group Financial Controller, who consult with Signet’s external advisers and auditor, as necessary. These procedures are designed to enable Signet to make timely, appropriate and accurate public disclosures. The activities and findings of the Disclosure Control Committee are reported to the Audit Committee.

Based on their evaluation of Signet’s disclosure controls and procedures, as of January 29, 2011 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of January 29, 2011. KPMG Audit Plc, which has audited the consolidated financial statements of Signet for Fiscal 2011, has also audited the effectiveness of internal control over financial reporting. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.

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

1.	Item 1 “Business” on pages 3 – 25

2.	Item 1A “Risk factors” on pages 26 – 33

3.	Item 7 “Management’s discussion and analysis of financial condition and results of operations” on pages 52 – 80

4.	Item 7A “Quantitative and qualitative disclosures about market risk” on pages 80 – 82

On behalf of the board

Michael W. Barnes	Ronald Ristau
Chief Executive Officer	Chief Financial Officer
March 29, 2011

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers and corporate governance may be found under the captions “Election of Seven Directors if Proposal 1 is Approved,” “Election of Seven Directors if Proposal 1 is Not Approved,” “Nominees for Directors,” “Board of Directors and Corporate Governance,” “Board Committees,” “Executive Officers of the Company” and “Corporate Governance Guidelines” in our definitive proxy statement for our 2011 Annual General Meeting of Shareholders (the “2011 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2011 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation (Non-Executive),” in the 2011 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the 2011 Proxy Statement set forth under the captions “Shareholders Who Beneficially Own At Least Five Percent of the Common Shares” and “Ownership by Directors, Director Nominees and Executive Officers” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2011 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the 2011 Proxy Statement set forth under the caption “Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE

(1) The following consolidated financial statements are included in Item 8:

Consolidated income statement for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	84

Consolidated balance sheets as of January 29, 2011 and January 30, 2010	85

Consolidated statements of cash flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	86

Consolidated statements of shareholders’ equity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	87

Consolidated statements of accumulated other comprehensive income for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	88

Notes to the financial statements	89

(2) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parenthesis indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross referenced documents.

Number	Description of Exhibits
3.1	Memorandum of Association of Signet Limited and Certificate of Incorporation on Change of Name to Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed September 11, 2008 (“Form 8-A”)).

3.2	Bye-laws of Signet Jewelers Limited (incorporated by reference to Exhibit 3.2 to Form 8-A).

4.1	Form of common share certificate of Signet Jewelers Limited (incorporated by reference to Exhibit 4.1 to Form 8-A).

10.1	Note Purchase Agreement, dated as of March 30, 2006 among Signet Group plc and the several purchasers who are party thereto (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 20-F, filed May 4, 2006 (“2006 20-F”)).

10.2	First Supplemental Agreement amending the Note Purchase Agreement, dated as of May 16, 2008 among Signet Group plc and the several purchasers who are party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.3	Second Supplemental Agreement amending the Note Purchase Agreement, dated as of March 13, 2009 among Signet Group plc and the several purchasers who are party thereto (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 20-F, filed April 1, 2009 (“2009 20-F”)).

10.4	Depositary Agreement, dated as of September 3, 2008 between Signet Jewelers Limited and Capita IRG Trustees Limited (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.5	Amended and Restated Multicurrency Revolving Facilities Agreement, dated as of March 6, 2009 among Signet Jewelers Limited, Signet Group plc, the borrowers, guarantors, lenders and arrangers named therein and HSBC Bank plc as agent of the lenders (incorporated by reference to Exhibit 4.16 to 2009 20-F).

Number	Description of Exhibits
10.6	Amended and Restated Multicurrency Revolving Facilities Agreement, dated as of October 27, 2010 among Signet Jewelers Limited, Signet Group plc, the borrowers, guarantors, lenders and arrangers named therein and HSBC Bank plc as agent of the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2010).

10.7 †	Amended and Restated Employment Agreement, dated November 12, 2008 between Sterling Jewelers Inc. and Terry Burman (incorporated by reference to the Company’s Report of Foreign Issuer on Form 6-K, filed November 13, 2008).

10.8 †	Executive Service Agreement, dated as of June 14, 1995 between the Company and Walker Boyd, as amended May 15, 2000 (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 20-F, filed May 11, 2001 (File No. 033-22663)).

10.9 †	Addendum to Employment Agreement, dated November 10, 2008 between Signet Group plc and Walker Boyd (incorporated by reference to Exhibit 4.2 to 2009 20-F).

10.10 †	Contract on early retirement for Walker Boyd, dated September 2, 2009 between Signet Jewelers Limited and Walker Boyd (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.11 †*	Second Amended and Restated Employment Agreement, dated December 10, 2010 between Sterling Jewelers Inc. and Mark Light.

10.12 †	Letter dated October 1, 2010 from Signet Jewelers Limited addressed to Mr. Mark Light (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2010).

10.13 †	Employment Agreement, dated March 1, 2003 between Signet Trading Limited and Robert Anderson (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 20-F, filed May 3, 2005).

10.14 †	Letter dated October 1, 2010 from Signet Jewelers Limited addressed to Mr. Robert Anderson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 1, 2010).

10.15 †	Amendment No. 3 to Amended and Restated Employment Agreement, dated December 3, 2007 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.16 †	Amendment No. 2 to Amended and Restated Employment Agreement dated September 1, 2007 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.17 †	Amendment No. 1 to Amended and Restated Employment Agreement dated September 1, 2006 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.18 †	Amended and Restated Employment Agreement dated August 9, 2004 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.19 †	Employment Agreement, dated April 12, 2010, between Sterling Jewelers Inc. and Ronald W. Ristau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2010).

10.20 †	Employment Agreement, dated September 29, 2010, between Sterling Jewelers Inc. and Michael Barnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2010).

Number	Description of Exhibits
10.21 †	Signet Jewelers Limited Rules of the Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.22 †

Signet Jewelers Limited Rules of the Irish Sharesave Scheme (incorporated by reference to

Exhibit 99.4 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.23 †	Signet Jewelers Limited US Stock Option Plan 2008 (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.24 †

Signet Jewelers Limited International Share Option Plan 2008 (incorporated by reference to

Exhibit 99.6 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.25 †

Signet Jewelers Limited UK Approved Share Option Plan 2008 (incorporated by reference to

Exhibit 99.7 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.26 †	Rules of the Signet Group 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.16 to 2006 20-F).

10.27 †	Rules of the Signet Group plc Sharesave Scheme (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.28 †	Rules of the Signet Group plc Sharesave Scheme (The Republic of Ireland) (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.29 †	Signet Group plc International Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.30 †	Signet Group plc UK Inland Revenue Approved Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.31 †	Signet Group plc Employee Stock Savings Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-9634)).

10.32 †	Signet Group plc US Share Option Plan 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-134192)).

10.33 †	Signet Group plc 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-12304)).

10.34 †	Signet Group plc 1993 Executive Share Option Scheme (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-8964)).

10.35 †	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.36 †	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

Number	Description of Exhibits
21.1*	Subsidiaries of Signet Jewelers Limited.

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 30, 2011	By:	/s/ Ronald Ristau
		Name:	Ronald Ristau
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

March 30, 2011	By:	/s/ Michael W. Barnes Michael W. Barnes	Chief Executive Officer (Principal Executive Officer and Director)

March 30, 2011	By:	/s/ Ronald Ristau Ronald Ristau	Chief Financial Officer (Principal Financial Officer)

March 30, 2011	By:	/s/ Sir Malcolm Williamson Sir Malcolm Williamson	Chairman of the Board

March 30, 2011	By:	/s/ Robert Blanchard Robert Blanchard	Director

March 30, 2011	By:	/s/ Dale W. Hilpert Dale W. Hilpert	Director

March 30, 2011	By:	/s/ Marianne Miller Parrs Marianne Miller Parrs	Director

March 30, 2011	By:	/s/ Thomas G. Plaskett Thomas G. Plaskett	Director

March 30, 2011	By:	/s/ Russell Walls Russell Walls	Director

[THIS PAGE INTENTIONALLY LEFT BLANK]