Form 10-Q
period 2011-04-30
SIGNET JEWELERS LTD
filed 2011-05-26
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2011 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-32349

Signet Jewelers Limited

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.18 par value, 86,840,828 shares as of May 19, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	13 weeks ended
	April 30, 2011 $million	May 1, 2010 $million	Notes
Sales	887.3	805.4	2
Cost of sales	(537.6)	(511.8)

Gross margin	349.7	293.6
Selling, general and administrative expenses	(263.8)	(238.5)
Other operating income, net	32.8	27.7

Operating income, net	118.7	82.8	2
Interest expense, net	(0.9)	(8.7)

Income before income taxes	117.8	74.1
Income taxes	(42.4)	(23.8)

Net income	75.4	50.3

Earnings per share – basic	$0.87	$0.59	5
– diluted	$0.87	$0.58	5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2011 $million	January 29, 2011 $million	May 1, 2010 $million	Notes
Assets
Current assets:
Cash and cash equivalents	394.1	302.1	447.1
Accounts receivable, net	904.3	935.9	801.7	6
Other receivables	25.2	38.2	25.2
Other current assets	84.6	79.2	69.0
Deferred tax assets	2.7	2.7	0.7
Inventories	1,221.2	1,184.2	1,122.0

Total current assets	2,632.1	2,542.3	2,465.7

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $639.1 million, $614.4 million and $577.8 million, respectively	343.6	351.5	375.2
Other intangible assets, net of accumulated amortization of $33.9 million, $31.3 million and $25.0 million, respectively	29.7	27.5	23.6
Other assets	60.9	59.7	59.1
Deferred tax assets	106.2	86.0	111.4
Retirement benefit asset	27.1	22.8	—

Total assets	3,199.6	3,089.8	3,035.0	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	28.0	31.0	47.2
Accounts payable	144.9	125.9	104.2
Accrued expenses and other current liabilities	247.2	292.4	233.9	7
Deferred revenue	142.5	146.0	134.7	7
Deferred tax liabilities	102.2	77.1	79.6
Income taxes payable	43.4	38.6	32.1

Total current liabilities	708.2	711.0	631.7

Non-current liabilities:
Long-term debt	—	—	229.1
Other liabilities	86.4	86.6	78.9
Deferred revenue	360.5	353.2	343.6	7
Retirement benefit obligation	—	—	1.8

Total liabilities	1,155.1	1,150.8	1,285.1

Commitments and contingencies				10

Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 million shares, 86.8 million shares issued and outstanding (January 29, 2011: 86.2 million shares issued and outstanding; May 1, 2010: 85.5 million shares issued and outstanding)	15.5	15.5	15.4
Additional paid-in capital	206.2	196.8	172.4
Other reserves	235.2	235.2	235.2
Treasury shares	—	—	—
Retained earnings	1,737.7	1,662.3	1,512.2
Accumulated other comprehensive loss	(150.1)	(170.8)	(185.3)

Total shareholders’ equity	2,044.5	1,939.0	1,749.9

Total liabilities and shareholders’ equity	3,199.6	3,089.8	3,035.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended
	April 30, 2011 $million	May 1, 2010 $million
Cash flows from operating activities
Net income	75.4	50.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property, plant and equipment	20.4	22.4
Amortization of other intangible assets	2.1	2.0
Pension	(2.7)	(1.9)
Share-based compensation	2.7	2.3
Deferred taxation	(0.5)	5.3
Facility amendment fee amortization and charges	0.2	2.3
Other non-cash movements	(0.1)	(0.7)
Changes in operating assets and liabilities:
Decrease in accounts receivable	32.0	55.1
Decrease in other receivables and other assets	11.9	2.3
Decrease in other current assets	8.1	9.5
(Increase)/decrease in inventories	(24.3)	38.9
Increase in accounts payable	17.9	38.5
Decrease in accrued expenses and other liabilities	(47.3)	(33.6)
Increase in deferred revenue	3.5	2.8
Increase/(decrease) in income taxes payable	4.7	(11.1)
Effect of exchange rate changes on currency swaps	1.3	(0.2)

Net cash provided by operating activities	105.3	184.2

Investing activities
Purchase of property, plant and equipment	(8.8)	(4.7)
Purchase of other intangible assets	(4.1)	(1.6)

Net cash used in investing activities	(12.9)	(6.3)

Financing activities
Proceeds from issue of common shares	4.0	0.8
Credit facility fees paid	(0.2)	(1.0)
(Repayment of)/proceeds from short-term borrowings	(4.0)	3.1
Repayment of long-term debt	—	(50.9)

Net cash used in financing activities	(0.2)	(48.0)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.0
Cash and cash equivalents at beginning of period	302.1	316.2
Increase in cash and cash equivalents	92.2	129.9

Cash and cash equivalents at end of period	394.1	447.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common shares at par value $million	Additional paid-in capital $million	Other reserves $million	Treasury shares $million	Retained earnings $million	Accumulated other comprehensive loss $million	Total shareholders’ equity $million
Balance at January 29, 2011	15.5	196.8	235.2	—	1,662.3	(170.8)	1,939.0
Net income	—	—	—	—	75.4	—	75.4
Foreign currency translation	—	—	—	—	—	12.0	12.0
Changes in fair value of derivative instruments, net	—	—	—	—	—	8.4	8.4
Pension plan, net	—	—	—	—	—	0.3	0.3
Share options exercised	—	4.0	—	—	—	—	4.0
Share-based compensation expense	—	5.4	—	—	—	—	5.4

Balance at April 30, 2011	15.5	206.2	235.2	—	1,737.7	(150.1)	2,044.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 weeks ended
	April 30, 2011 $million	May 1, 2010 $million
Net income	75.4	50.3
Foreign currency translation	12.0	(11.2)
Changes in fair value of derivative instruments	13.7	5.2
Pension plan	0.4	0.9
Deferred tax on items recognized in equity	(5.4)	(2.0)

Comprehensive income	96.1	43.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principal accounting policies and basis of preparation

Basis of preparation

Signet Jewelers Limited (the “Company”) and its subsidiaries (collectively, “Signet”) is a leading retailer of jewelry, watches and associated services. Signet manages its business as two geographical segments, being the United States of America (the “US”) and the United Kingdom (the “UK”). The US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands, while the UK division’s retail stores operate under brands including H.Samuel and Ernest Jones.

These condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the year ended January 29, 2011.

Use of estimates

The preparation of these financial statements, in conformity with US GAAP and SEC regulations for reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of receivables, inventory and deferred revenue, depreciation and asset impairment, the valuation of employee benefits, income taxes and contingencies.

Fiscal year

The Company’s fiscal year ends on the Saturday nearest to January 31. Within these financial statements, the first quarter of the fiscal year 2012 and 2011 refers to the 13 weeks ended April 30, 2011 and May 1, 2010, respectively.

Seasonality

Signet’s sales are seasonal, with the first and second quarters each normally accounting for slightly more than 20% of annual sales, the third quarter a little under 20% and the fourth quarter for about 40% of sales, with December being by far the most important month of the year. Sales made in November and December are known as the “Holiday Season”. Due to sales leverage, Signet’s operating income is even more seasonal, with nearly all of the UK division’s, and about 50% of the US division’s operating income normally occurring in the fourth quarter. Selling, general and administrative costs are spread more evenly over the fiscal year.

Correction of immaterial error

During the third quarter of Fiscal 2011, Signet changed its accounting for extended service plans. Previously, revenue from the sale of extended service plans was deferred, net of direct costs arising from the sale, and was recognized in proportion to the historical actual claims incurred. Signet has conducted a review of the claims cost patterns, including estimates of future claims costs expected to be incurred, and concluded that the deferral period required extension and that claims cost is a more appropriate basis for revenue recognition than the number of claims incurred. In addition, Signet now defers all revenues and recognizes direct costs in proportion to the revenue recognized. The policy is in accordance with ASC 605-20-25. The impact resulted in an overstatement of extended service plan revenue and an understatement of deferred revenue. These plans are only sold by the US division and therefore only affect the US segment reporting.

Signet evaluated the effects individually and in the aggregate and determined that its prior period financial statements were not materially misstated. However, Signet determined that the cumulative effect of adjusting this in the third quarter of Fiscal 2011 would be material to the Fiscal 2011 financial statements. Therefore, Signet adjusted the affected prior periods and presented the results in this quarterly report.

As a result of applying this correction, the following consolidated balance sheet, consolidated income statement and consolidated statement of cash flows were impacted as follows:

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Impact on consolidated balance sheet

	May 1, 2010 $million
	Amounts previously reported	As corrected
Assets
Current assets:
Other current assets	51.1	69.0
Total current assets	2,447.8	2,465.7
Non-current assets:
Other assets	12.0	59.1
Deferred tax assets	52.8	111.4
Total assets	2,911.4	3,035.0

Liabilities and Shareholders’ equity
Current liabilities:
Deferred revenue	115.9	134.7
Total current liabilities	612.9	631.7
Non-current liabilities:
Deferred revenue	143.1	343.6
Total liabilities	1,065.8	1,285.1
Total shareholders’ equity	1,845.6	1,749.9
Total liabilities and shareholders’ equity	2,911.4	3,035.0

Impact on consolidated income statement

	13 weeks ended May 1, 2010 $million
	Amounts previously reported	As corrected
Sales	810.0	805.4
Cost of sales	(513.7)	(511.8)
Gross margin	296.3	293.6
Operating income	85.5	82.8
Income before income taxes	76.8	74.1
Income taxes	(24.8)	(23.8)
Net income	52.0	50.3
Earnings per share – basic	$0.61	$0.59
– diluted	$0.60	$0.58

Impact on consolidated statement of cash flows

	13 weeks ended May 1, 2010 $million
	Amounts previously reported	As corrected
Cash flows from operating activities:
Net income	52.0	50.3
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	6.3	5.3
Changes in operating assets and liabilities:
Decrease in other receivables and other asset	3.7	2.3
Decrease in other current assets	10.0	9.5
(Increase)/decrease in deferred revenue	(1.8)	2.8
Net cash provided by operating activities	184.2	184.2

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

New accounting pronouncements adopted during the period

Revenue recognition – multi-deliverable arrangements

In October 2009, the FASB issued ASU 2009-13, which amends ASC 605-25 “Revenue Recognition – Multi-Deliverable Arrangements.” ASU 2009-13 requires arrangement consideration to be allocated to all deliverables at inception using a relative selling price method and establishes a selling price hierarchy for determining the selling price of a deliverable. The update also expands the disclosure requirements to include additional detail regarding the deliverables, method of calculation of selling price and the timing of revenue recognition. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this amendment did not have a material impact on Signet.

Fair value measurements and disclosures

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 updates FASB ASC 820 “Fair Value Measurements.” ASU 2010-06 requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosure regarding the activity in Level 3 measurements, which will be effective for fiscal years and interim periods beginning after December 15, 2010. Adoption of ASU 2010-06 increased disclosure requirements but did not affect Signet’s financial position, operating results or cash flows.

Disclosures about the credit quality of financing receivables

In July 2010, the FASB issued ASU 2010-20 “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20), which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Company’s financial statements as of January 29, 2011, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s consolidated financial statements that include periods beginning on or after January 30, 2011. Adoption of ASU 2010-20 increased disclosure requirements but did not affect Signet’s financial position, operating results or cash flows. See Note 6.

2. Segmental information

Signet’s sales are derived from the retailing of jewelry, watches, other products and services. Signet is managed as two geographical operating segments, being the US and UK divisions. These segments represent channels of distribution that offer similar merchandise and services and have similar marketing and distribution strategies. Both divisions are managed by executive committees, which report through a divisional Chief Executive to Signet’s Chief Executive Officer who in turn reports to the Board. Each divisional executive committee is responsible for operating decisions within parameters set by the Board. The performance of each segment is regularly evaluated based on sales and operating income. The operating segments do not include certain central costs. There are no material transactions between the operating segments.

	13 weeks ended
	April 30, 2011 $million	May 1, 2010 $million
Sales:
US	738.0	662.5
UK	149.3	142.9

Total sales	887.3	805.4

Operating income/(loss), net:
US	126.2	88.4
UK	(0.2)	(1.4)
Unallocated(1)	(7.3)	(4.2)

Total operating income, net	118.7	82.8

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	April 30, 2011 $million	January 29, 2011 $million	May 1, 2010 $million
Total assets:
US	2,495.5	2,345.5	2,343.7
UK	428.9	475.0	342.8
Unallocated(1)	275.2	269.3	348.5

Total assets	3,199.6	3,089.8	3,035.0

(1)	Unallocated principally relates to central costs, which include corporate and general administrative functions.

3. Foreign currency translation

The exchange rates used in these financial statements for the translation of UK pound sterling transactions and balances into US dollars are as follows:

	13 weeks ended April 30, 2011	52 weeks ended January 29, 2011		13 weeks ended May 1, 2010
Income statement (average rate)	1.62	1.55	(1)	1.53
Balance sheet (period end rate)	1.67	1.59		1.53

(1) – not meaningful to these financial statements as the 52 week income statement is not presented.

The average exchange rate is used to prepare the income statement for the 13 weeks ended April 30, 2011 and May 1, 2010, and is calculated from the weekly average exchange rates weighted by sales of the UK division.

4. Income taxes

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK and certain other foreign jurisdictions. Signet is subject to US federal and state examinations by tax authorities for tax years ending after October 28, 2006 and is subject to examination by the UK tax authority for tax years ending after January 31, 2008.

As of January 29, 2011, Signet had approximately $9.0 million of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

During the 13 weeks ended April 30, 2011, agreement was reached with a US state tax authority in respect of the treatment of intra-group charges and a settlement was paid of approximately $0.5 million, excluding interest thereon. This settlement had no impact on income tax expense.

Apart from the above, there has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 13 weeks ended April 30, 2011.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 29, 2011, Signet had accrued interest of $1.0 million and there has been no material change in the amount of accrued interest as of April 30, 2011.

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of January 29, 2011, due to settlement of the uncertain tax positions with the tax authorities.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Earnings per share

	13 weeks ended
	April 30, 2011	May 1, 2010
Net income ($million)	75.4	50.3

Basic weighted average number of shares in issue (million)	86.1	85.5
Dilutive effect of share options (million)	0.8	0.7

Diluted weighted average number of shares in issue (million)	86.9	86.2

Earnings per share – basic	$0.87	$0.59
Earnings per share – diluted	$0.87	$0.58

The basic weighted average number of shares excludes non-vested time based restricted shares, shares held by the Employee Stock Ownership Trust, or as Treasury Shares, as such shares are not considered outstanding and do not qualify for dividends. The effect of this is to reduce the average number of shares in the 13 week period ended April 30, 2011 by 532,187 shares (13 week period ended May 1, 2010: 211,138 shares). The calculation of fully diluted earnings per share for the 13 week period ended April 30, 2011 excludes options to purchase 335,117 shares (13 week period ended May 1, 2010: 985,817 shares) on the basis that their effect on earnings per share was anti-dilutive.

6. Accounts receivable, net

Signet’s accounts receivable primarily consist of US customer in-house finance programs (“financing receivables”), which are comprised of a large volume of transactions with no one customer representing a significant balance. The initial acceptance of customer finance arrangements is based on consumer credit scores. Subsequent to the initial finance purchase, Signet monitors the credit quality of its customer finance receivable portfolio based on payment activity that drives the aging of receivables. This credit quality indicator is assessed on a real-time basis by Signet.

The finance receivables within this population are of similar characteristics and are evaluated collectively for impairment rather than evaluating each finance receivable on an individual basis. The allowance is an estimate of the losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is 90 days aged on a recency basis, as well as an allowance for those under 90 days aged based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

	April 30, 2011 $million	January 29, 2011 $million	May 1, 2010 $million
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	897.3	927.7	796.7
Other	7.0	8.2	5.0

Total accounts receivable, net	904.3	935.9	801.7

Other is comprised primarily of gross accounts receivable relating to the UK division of $7.5 million (January 29, 2011 and May 1, 2010: $8.7 million and $5.9 million, respectively) with a respective valuation allowance of $0.5 million (January 29, 2011 and May 1, 2010: $0.5 million and $0.9 million, respectively).

Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Allowance for Credit Losses on US Customer In-House Finance Receivables:

	13 weeks ended April 30, 2011 $million	52 weeks ended January 29, 2011 $million	13 weeks ended May 1, 2010 $million
Valuation allowance:
Beginning balance	(67.8)	(72.2)	(72.2)
Charge-offs	18.9	119.0	26.1
Recoveries	5.5	17.4	4.7
Provision	(17.6)	(132.0)	(21.8)

Ending balance	(61.0)	(67.8)	(63.2)
Ending balance evaluated for impairment	958.3	995.5	859.9

US customer in-house finance receivables, net	897.3	927.7	796.7

Credit Quality Indicator and Age Analysis of Past Due US Customer In-House Finance Receivables:

	April 30, 2011		January 29, 2011		May 1, 2010
	Gross $million	Valuation allowance $million	Gross $million	Valuation allowance $million	Gross $million	Valuation allowance $million
Performing:
Current	784.7	(23.2)	804.4	(24.3)	687.1	(20.3)
0-90 days aged	139.9	(4.1)	152.1	(4.5)	133.9	(4.0)
Non Performing:
More than 90 days aged	33.7	(33.7)	39.0	(39.0)	38.9	(38.9)

	958.3	(61.0)	995.5	(67.8)	859.9	(63.2)

Amounts that are more than 90 days aged are placed on non-accrual status. Signet’s bad debt expense for total accounts receivable is net of recoveries of $5.5 million (January 29, 2011 and May 1, 2010: $17.4 million and $4.7 million, respectively).

7. Deferred revenue and warranty reserve

	April 30, 2011 $million	January 29, 2011 $million	May 1, 2010 $million
Warranty deferred revenue	491.0	481.1	466.7
Voucher promotions	12.0	18.1	11.6

Total deferred revenue	503.0	499.2	478.3

Disclosed as:
Current liabilities	142.5	146.0	134.7
Non-current liabilities	360.5	353.2	343.6

Total deferred revenue	503.0	499.2	478.3

	13 weeks ended
	April 30, 2011 $million	May 1, 2010 $million
Warranty deferred revenue, beginning of period	481.1	458.3
Warranties sold	48.2	44.8
Revenues recognized	(38.3)	(36.4)

Warranty deferred revenue, end of period	491.0	466.7

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The warranty reserve for diamond and gemstone guarantees provided by the US division, included in accrued expenses and other current liabilities, is as follows:

	13 weeks ended April 30, 2011 $million	52 weeks ended January 29, 2011 $million	13 weeks ended May 1, 2010 $million
Beginning balance	13.0	12.3	12.3
Warranty expense	1.6	5.9	1.5
Utilized	(1.5)	(5.2)	(1.5)

Ending balance	13.1	13.0	12.3

8. Financial instruments and fair value

Signet’s principal financial instruments are comprised of cash, cash deposits/investments and overdrafts, accounts receivable and payable, derivatives and a revolving credit facility. Signet does not enter into derivative transactions for trading purposes. Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of finance. The main risks arising from Signet’s operations are interest rate risk, liquidity risk, and market risk including foreign currency risk and commodity risk. Signet uses derivatives and these other financial instruments to manage and mitigate these risks under policies reviewed and approved by the Board.

Interest rate risk

Signet’s operations were financed principally by fixed rate notes under the US Private Placement until these were prepaid in full on November 26, 2010. Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding at April 30, 2011, January 29, 2011 or May 1, 2010.

Liquidity risk

Signet’s objective is to ensure that it has access to, or the ability to generate sufficient cash from either internal or external sources in a timely and cost-effective manner to meet its commitments as they become due and payable. Signet manages liquidity risks as part of the overall risk management policy. Management produces forecasting and budgeting information that is reviewed and monitored by the Board. Cash generated from operations and external financing are the main sources of funding supplementing Signet’s resources in meeting liquidity requirements.

The main external source of funding at April 30, 2011 and January 29, 2011 was the unsecured revolving credit facility under which there were no borrowings as of April 30, 2011, January 29, 2011 and May 1, 2010 (see Note 13). At May 1, 2010, borrowings of $229.1 million were outstanding under the Private Placement Notes, which were repaid in full on November 26, 2010.

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Derivatives

Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of April 30, 2011 was $51.9 million (January 29, 2011 and May 1, 2010: $39.5 million and $31.5 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 24 months (January 29, 2011 and May 1, 2010: 12 months and 14 months, respectively).

Signet enters into forward purchase contracts and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of April 30, 2011 was $131.4 million (January 29, 2011 and May 1, 2010: $154.3 million and $74.8 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 29, 2011 and May 1, 2010: 12 months and 9 months, respectively).

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

Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings.

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of April 30, 2011, the Company believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
		Fair value
	Balance sheet location	April 30, 2011 $million	January 29, 2011 $million	May 1, 2010 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	—	0.2	1.6
Commodity contracts	Other current assets	15.3	2.4	6.6

Total derivative assets		15.3	2.6	8.2

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Derivative liabilities
		Fair value
	Balance sheet location	April 30, 2011 $million	January 29, 2011 $million	May 1, 2010 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(2.4)	(0.6)	—
Commodity contracts	Other current liabilities	—	(2.5)	—

		(2.4)	(3.1)	—

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.4)	—	—

		(0.4)	—	—

Total derivative liabilities		(2.8)	(3.1)	—

The following tables summarize the effect of derivative instruments on the unaudited condensed consolidated income statements:

	Amount of gain/(loss) recognized in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended			13 weeks ended
	April 30, 2011 $million	May 1, 2010 $million		April 30, 2011 $million	May 1, 2010 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	(1.8)	1.8	Cost of sales	0.1	1.4
Commodity contracts	18.8	8.1	Cost of sales	(3.0)	3.3

Total	17.0	9.9		(2.9)	4.7

The ineffective portion of hedging instruments taken into other operating income, net in the 13 weeks ended April 30, 2011 was $0.4 million profit (13 weeks ended May 1, 2010: $0.0 million).

	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives
		13 weeks ended
		April 30, 2011 $million	May 1, 2010 $million
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	0.4	—

Total		0.4	—

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Level 1 - quoted market prices in active markets for identical assets and liabilities

Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 - unobservable inputs that are not corroborated by market data

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	April 30, 2011 $million		January 29, 2011 $million		May 1, 2010 $million
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Assets:
Forward foreign currency contracts and swaps	—	—	0.2	0.2	1.6	1.6
Forward commodity contracts	15.3	15.3	2.4	2.4	6.6	6.6
Liabilities:
Loans and overdrafts	(28.0)	(28.0)	(31.0)	(31.0)	(276.3)	(307.6)
Forward foreign currency contracts and swaps	(2.8)	(2.8)	(0.6)	(0.6)	—	—
Forward commodity contracts	—	—	(2.5)	(2.5)	—	—

The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, current foreign currency forward rates or current commodity forward rates. These are held as assets and liabilities within other receivables and other payables, and all contracts have a maturity of less than 24 months. At May 1, 2010, Signet held $229.1 of Private Placement Notes under a Note Purchase Agreement. The fair value of this debt was determined by discounting to present value the known future coupon and final Note redemption amounts at market yields as of the balance sheet date. These Private Placement Notes were paid in full on November 26, 2010 (see Note 12). The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts.

9. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”). The components of net periodic pension cost were as follows:

	13 weeks ended
	April 30, 2011 $million	May 1, 2010 $million
Components of net periodic benefit cost:
Service cost	1.4	1.3
Interest cost	2.7	2.5
Expected return on UK Plan assets	(3.5)	(3.0)
Amortization of unrecognized prior service credit	(0.2)	(0.3)
Amortization of unrecognized actuarial loss	0.6	1.2

Net periodic benefit cost	1.0	1.7

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the 13 weeks to April 30, 2011, Signet contributed $3.6 million to the UK Plan and expects to contribute a minimum aggregate of $15.1 million at current exchange rates to the UK Plan in Fiscal 2012. These contributions are in accordance with a deficit recovery plan that was in response to the funding deficit indicated by the April 5, 2009 actuarial valuation.

10. Commitments and contingencies

Legal proceedings

In March 2008, private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in the U.S. District Court for the Southern District of New York federal court alleging that US store-level employment practices are discriminatory as to compensation and promotional activities. In June 2008, the District Court referred the matter to private arbitration where the plaintiffs sought to proceed on a class-wide basis. In June 2009, the arbitrator ruled that the arbitration agreements allowed the plaintiff to proceed on a class-wide basis and seek class certification. Sterling challenged the ruling and the District Court vacated the arbitrator’s decision in July 2010. The plaintiffs appealed that order to the U.S. Court of Appeals for the Second Circuit, where the matter is currently pending, following argument on the appeal in February 2011. On September 23, 2008, the US Equal Employment Opportunities Commission (“EEOC”) filed a lawsuit against Sterling in the U.S. District Court for the Western District of New York. The EEOC’s lawsuit alleges that Sterling engaged in a pattern or practice of gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Discovery is now ongoing in the case. Sterling denies the allegations from both parties and intends to defend them vigorously.

11. Share-based compensation expense

Signet recorded share-based compensation expense of $2.7 million for the 13 weeks ended April 30, 2011 related to the Omnibus Plans and Saving Share Plans ($2.3 million for the 13 weeks ended May 1, 2010). The 13 weeks ended May 1, 2010 included a $0.1 million charge that related to the change in fair value during the period of certain awards that have an inflation-related performance condition and were accounted for as liability awards. As of the 13 weeks ended April 30, 2011, these plans were fully vested and no further shares have been granted since the inception of the Omnibus Plan.

12. Loans, overdrafts and long-term debt

At April 30, 2011, Signet maintained a $300 million revolving credit facility with a maturity date of June 26, 2013. In October 2010, this facility was amended to: eliminate the obligation to reduce the amount of the facility by 60% of any reduction in net debt from the prior year; revise the fixed charge cover covenant as defined in the agreement to 1.55:1 for the remaining duration of the agreement; delete the annual limit on capital expenditures; increase the aggregate costs of assets that may be acquired in any fiscal year to $50.0 million; and, remove any restrictions on payments of dividends and share repurchases. At April 30, 2011 and May 1, 2010, no amounts were outstanding under this facility, with no significant intra-period fluctuations. At April 30, 2011, Signet had stand-by letters of credit of $5.5 million (January 29, 2011 and May 1, 2010: $5.5 million and $6.0 million, respectively). This facility was subsequently replaced with a new revolving credit facility agreement on May 24, 2011, see Note 13.

Signet made a prepayment to its Private Placement Note Holders on March 9, 2010 of $50.9 million. Following this prepayment, there were $229.1 million of Private Placement Notes outstanding. These remaining Private Placement Notes were paid in full on November 26, 2010.

13. Subsequent events

On May 24, 2011, Signet Jewelers Limited (the “Company”) and certain of its subsidiaries as “Borrowers” entered into a $400 million senior unsecured multi-currency five year revolving credit agreement (the “Credit Agreement”) with various financial institutions as the lenders (the “Lenders”), JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Capital, as Syndication Agent, and JPMorgan Securities LLC and Barclays Capital as the joint lead arrangers. The Credit Agreement replaces the Company’s existing credit facility, dated June 26, 2008, as amended and restated as of October 27, 2010, which was due to expire in June 2013 (the “2008 Facility”); the 2008 Facility was terminated on May 24, 2011. The Company has guaranteed the obligations of the Borrowers under the Credit Agreement and is also directly bound by certain of the covenants contained in the Credit Agreement.

Under the Credit Agreement, the Borrowers are able to borrow from time to time in an aggregate amount up to $400 million, including issuing letters of credit in an aggregate amount at any time outstanding not to exceed $100 million. The Credit Agreement contains an expansion option that, with the consent of the Lenders or the addition of new lenders, and subject to certain conditions, availability under the Credit Agreement may be increased by an additional $200 million at the request of the Borrowers. The Credit Agreement has a five year term and matures in May 2016, at which time all amounts outstanding under the Credit Agreement will be due and payable.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Borrowings under the new Credit Agreement will bear interest, at the Borrowers’ option, at either a base rate (as defined in the Credit Agreement), or an adjusted LIBO rate (a “Eurocurrency Borrowing”), in each case plus an applicable margin rate based on the Company’s “Fixed Charge Coverage Ratio” (as defined in the Credit Agreement). Interest is payable on the last day of each March, June, September and December, or at the end of each interest period for a Eurocurrency Borrowing, but not less often than every three months. Commitment fee rates range from 0.20% to 0.35% based on the Company’s Fixed Charge Coverage Ratio and are payable quarterly in arrears and on the date of termination or expiration of commitments.

Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. As of May 24, 2011, $5.5 million in outstanding letters of credit issued under the 2008 Facility continued in effect as letters of credit outstanding under the Credit Agreement. As a result of the early termination of the 2008 Facility, the Company will write-off $1.3 million of unamortized deferred financing fees from the 2008 Facility. There were no loans outstanding under the 2008 Facility on May 24, 2011.

The Credit Agreement limits the ability of the Company and certain of its subsidiaries to, among other things and subject to certain baskets and exceptions contained therein, incur debt, create liens on assets, make investments outside of the ordinary course, sell assets outside of the ordinary course, enter into merger transactions and enter into unrelated businesses. The Credit Agreement permits the making of dividend payments and stock repurchases so long as the Company (i) is not in default under the Credit Agreement, or (ii) if in default at the time of making such dividend repayment or stock repurchase, has no loans outstanding under the Credit Agreement or more than $10 million in letters of credit issued under the Credit Agreement. The Credit Agreement also contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Credit Agreement requires that the Company maintain at all times a “Leverage Ratio” (as defined in the Credit Agreement) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the Credit Agreement) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of the Company for the trailing twelve months.

The commitments may be terminated and amounts outstanding under the Credit Agreement may be accelerated upon the occurrence of certain events of default as set forth in the Credit Agreement. These include failure to make principal or interest payments when due, certain insolvency or bankruptcy events affecting the Company or certain of its subsidiaries and breaches of covenants and representations or warranties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, priorities, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, and risks relating to Signet being a Bermuda corporation.

For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward-looking statement, see the “Risk Factors” section of Signet’s Fiscal 2011 Annual Report on Form 10-K filed with the SEC on March 30, 2011. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

OVERVIEW

Signet is the world’s largest specialty retail jeweler by sales, with stores in the US, UK, Republic of Ireland and Channel Islands. Signet manages its business as two geographical segments, being the US and the UK divisions.

In the US, Signet operated 1,314 stores in 50 states at April 30, 2011. Its store brands are located nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores are operated nationwide as Jared The Galleria Of Jewelry (“Jared”).

On April 13, 2011, the US Census Bureau (the “Census Bureau”) released substantially revised estimates for the US specialty jewelry and watch sales for calendar 2009 and 2010. Based on these revised figures, the US specialty jewelry and watch sales declined by 12.4% in calendar 2009 and grew by 3.8% in calendar 2010. The US division’s share of the specialty jewelry market increased to 9.9% in calendar 2009 and 10.3% in calendar 2010 from 8.6% in calendar 2008. These new estimates from the Census Bureau may be subject to further significant revision.

While the Census Bureau has significantly revised published specialty jewelry and watch sales, the US Bureau of Economic Analysis (“BEA”) has not made any significant revisions to the size of the total market for jewelry and watches. Accordingly the specialty sector saw a decrease in market share to 43.7% in calendar 2009 and 42.2% in calendar 2010 from 48.6% in calendar 2008. BEA estimates may also be subject to significant revision.

In the UK, its store brands are “H.Samuel,” “Ernest Jones” and “Leslie Davis,” which are situated in prime “High Street” locations (main shopping thoroughfares with high pedestrian traffic) or major shopping malls. The UK division operated 538 stores at April 30, 2011, including 14 stores in the Republic of Ireland and 3 in the Channel Islands.

Non-GAAP measures

Signet provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitute for, financial information prepared in accordance with US GAAP.

Exchange translation impact

Signet has historically used constant exchange rates to compare period-to-period changes in certain financial data. Management considers this a useful measure for analyzing and explaining changes and trends in Signet’s results. The impact of the re-calculation, including a reconciliation to Signet’s US GAAP results, is analyzed below.

	13 weeks ended		Change %	Impact of exchange rate movement $million	13 weeks ended May 1, 2010 at constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non-GAAP) %
	April 30, 2011 $million	May 1, 2010 $million
US	738.0	662.5	11.4%	—	662.5	11.4%
UK	149.3	142.9	4.5%	8.4	151.3	(1.3)%

Sales	887.3	805.4	10.2%	8.4	813.8	9.0%
Cost of sales	(537.6)	(511.8)	5.0%	(6.2)	(518.0)	3.8%

Gross margin	349.7	293.6	19.1%	2.2	295.8	18.2%
Selling, general and administrative expenses	(263.8)	(238.5)	10.6%	(2.6)	(241.1)	9.4%
Other operating income, net	32.8	27.7	18.4%	—	27.7	18.4%

Operating income, net	118.7	82.8	43.4%	(0.4)	82.4	44.1%
Interest expense, net	(0.9)	(8.7)	(89.7)%	—	(8.7)	(89.7)%

Income before income taxes	117.8	74.1	59.0%	(0.4)	73.7	59.8%
Income taxes	(42.4)	(23.8)	78.2%	0.1	(23.7)	78.9%

Net income	75.4	50.3	49.9%	(0.3)	50.0	50.8%

Earnings per share – basic	$0.87	$0.59	47.5%	$(0.01)	$0.58	50.0%
Earnings per share – diluted	$0.87	$0.58	50.0%	$—	$0.58	50.0%
Operating income/(loss), net
US	126.2	88.4	42.8%	—	88.4	42.8%
UK	(0.2)	(1.4)	(85.7)%	(0.1)	(1.5)	(86.7)%
Unallocated	(7.3)	(4.2)	73.8%	(0.3)	(4.5)	62.2%

Operating income, net	118.7	82.8	43.4%	(0.4)	82.4	44.1%

Net cash

Net cash is the total of loans, overdrafts and long term debt less cash and cash equivalents, and is helpful in providing a measure of the total indebtedness of the business.

	April 30, 2011 $million	January 29, 2011 $million	May 1, 2010 $million
Long-term debt	—	—	(229.1)
Loans and overdrafts	(28.0)	(31.0)	(47.2)

	(28.0)	(31.0)	(276.3)
Cash and cash equivalents	394.1	302.1	447.1

Net cash	366.1	271.1	170.8

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

	13 weeks ended
	April 30, 2011 $million	May 1, 2010 $million
Net cash provided by operating activities	105.3	184.2
Net cash used in investing activities	(12.9)	(6.3)

Free cash flow	92.4	177.9

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2011(1) Annual Report on Form 10-K.

In the first quarter, the business continued to utilize its competitive advantages and strong balance sheet to improve sales and enhance operating margins. While the consumer environment improved in the US, the UK consumer environment remained challenging.

First Quarter Highlights (“first quarter” is the 13 weeks to April 30, 2011)

•	Same store sales: up 10.2%, US division up 12.5%

•	Income before income taxes: $117.8 million, up $43.7 million, an increase of 59.0%

•	Basic and diluted earnings per share: both $0.87, up $0.28 and $0.29, an increase of 47.5% and 50.0%, respectively

(1)	Fiscal 2011 is the year ended January 29, 2011 and Fiscal 2012 is the year ending January 28, 2012.

Certain operating data as a percentage of sales were as follows:

Table 1

	First Quarter
	Fiscal 2012%	Fiscal 2011%
Sales	100.0	100.0
Cost of sales	(60.6)	(63.5)

Gross margin	39.4	36.5
Selling, general and administrative expenses	(29.7)	(29.6)
Other operating income	3.7	3.4

Operating income, net	13.4	10.3
Interest expense, net	(0.1)	(1.1)

Income before income taxes	13.3	9.2
Income taxes	(4.8)	(3.0)

Net income	8.5	6.2

Sales

Same store sales were up 10.2%, compared to a rise of 5.8% in the first quarter last year. Total sales rose by 10.2% to $887.3 million in the first quarter (13 weeks to May 1, 2010: $805.4 million), reflecting an underlying increase of 9.0% at constant exchange rates; see non-GAAP measures discussed herein. The breakdown of the sales performance is set out in Table 2 below.

Table 2

	First Quarter
	US	UK	Signet
Sales, million	$738.0	$149.3	$887.3
% of total	83.2%	16.8%	100.0%

	US %	UK %	Signet %
Change in same store sales	12.5	0.2	10.2
Change in store space	(1.1)	(1.5)	(1.2)

Total change in sales at constant exchange rates(1)	11.4	(1.3)	9.0
Exchange translation impact	—	5.8	1.2

Change in total sales as reported	11.4	4.5	10.2

(1)	See non-GAAP measures discussed herein.

In the first quarter of Fiscal 2012, the US division’s sales were $738.0 million (13 weeks to May 1, 2010: $662.5 million) up by 11.4%, and same store sales rose by 12.5% compared to a rise of 7.3% in the first quarter last year. See Table 3 below for additional analysis of sales.

In the first quarter, the US division benefited from its competitive advantages and a recovery in the jewelry market. The bridal category and branded differentiated and exclusive products continued to perform well. The average unit selling price, excluding the charm bracelet category rose by 12.1%, reflecting price increases implemented to offset higher commodity costs and consumers purchasing more expensive items.

Table 3

			Change from previous year
First quarter Fiscal 2012	Sales	Average unit selling price(1)	Total sales	Same store sales	Average unit selling price(1)
Kay	$435.4m	$360	13.4%	13.9%	11.8%
Jared	$227.8m	$798	12.7%	11.8%	7.7%
Regional brands	$74.8m	$385	(2.1)%	6.5%	13.7%

US division	$738.0m	$426	11.4%	12.5%	12.1%

(1)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.

In the first quarter of Fiscal 2012, the UK division’s sales were up by 4.5% to $149.3 million (13 weeks to May 1, 2010: $142.9 million), reflecting an underlying decrease of 1.3% at constant exchange rates; see non-GAAP measures discussed herein. Same store sales were up 0.2%, compared to a decline of 0.2% in the prior year period. See Table 4 below for additional analysis.

Table 4

				Change from previous year
First quarter Fiscal 2012	Sales	Average Unit selling price(1)(2)	Total sales	Sales at constant exchange rates(3)(4)	Same store sales	Average unit selling price(2)
H.Samuel	$79.5m	£61	6.7%	0.7%	2.7%	8.9%
Ernest Jones(5)	$69.8m	£279	2.1%	(3.5)%	(2.4)%	10.3%

UK division	$149.3m	£97	4.5%	(1.3)%	0.2%	9.0%

(1)	The average unit selling price(2) in the first quarter for H.Samuel was $99, for Ernest Jones was $452 and for the UK division was $157.
(2)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.
(3)	See non-GAAP measures discussed herein.
(4)	The exchange translation impact on the total sales of H.Samuel was 6.0% and for Ernest Jones was 5.6%.
(5)	Includes stores selling under the Leslie Davis nameplate.

The UK consumer environment remained challenging, with disposable income falling for the first time in 30 years, however the UK division benefitted from its competitive advantages. The charm bracelet category continued to perform well, as did gold rings and the fashion watch category. In the first quarter, average unit selling price, excluding the charm bracelet category, increased by 9.0%, primarily reflecting the impact of price increases implemented to largely counter pressure on gross merchandise margin.

Cost of sales and gross margin

Gross margin was $349.7 million for the first quarter (13 weeks to May 1, 2010: $293.6 million), up by $56.1 million or 19.1%. The gross margin rate increased by 290 basis points in the first quarter, see Table 1 above. The gross merchandise margin improved by 50 basis points. The US division’s gross merchandise margin rate increased compared to the prior year period by 70 basis points. The gross merchandise margin rate benefited from selective price increases and reduced discounting, which more than offset a higher cost of commodities. The UK division’s gross merchandise margin was down by 30 basis points compared to the prior year period, reflecting the impact of an increase in the cost of commodities, a higher value added tax rate, and currency hedging benefits in the first quarter of Fiscal 2011 that were not repeated, being largely offset by a number of price increases.

Gross margin also benefited from an improved net bad debt to total US sales ratio compared to the first quarter of Fiscal 2011, and leverage of store occupancy costs in the US division. In the US division, credit participation was 53.8% in the first quarter (13 weeks to May 1, 2010: 51.9%). The net bad debt to total US sales ratio was 1.6% in the first quarter (13 weeks to May 1, 2010: 2.6%). The reduction reflected a continuation of the improved receivables performance. The average monthly collection rate was 13.9% in the first quarter (13 weeks to May 1, 2010: 14.0%). US net accounts receivable at April 30, 2011 was $897.3 million (May 1, 2010: $796.7 million), primarily reflecting higher sales in the US division.

Selling, general and administrative expenses

Selling, general and administrative expenses were $263.8 million for the first quarter (13 weeks to May 1, 2010: $238.5 million), up by $25.3 million or 10.6%. Selling, general and administrative expenses as a percentage of sales increased by 10 basis points in the first quarter compared to the comparable period in Fiscal 2011.

In the US division, selling, general and administrative expenses were well controlled and increases primarily reflected additional advertising expenses, performance based bonus accruals and targeted increases in other employee-related expenses. In the UK division, selling, general and administrative expenses were also tightly controlled at constant exchange rates, but increased in US dollars due to the movement in exchange rates. Unallocated costs, principally central costs, which include corporate and general administrative functions, not allocated to the US or UK division, were $7.3 million (13 weeks to May 1, 2010: $4.2 million), primarily reflecting changes in executive management structure.

Other operating income, net

Other operating income was $32.8 million in the first quarter (13 weeks to May 1, 2010: $27.7 million), reflecting higher outstanding receivables primarily due to increased US sales.

Operating income, net

First quarter operating income was $118.7 million (13 weeks to May 1, 2010: $82.8 million), up $35.9 million, an increase of 43.4%. Operating margin was 13.4% (13 weeks to May 1, 2010: 10.3%), an improvement of 310 basis points, reflecting sales leverage in the US division.

In the first quarter, the US division’s operating income increased by $37.8 million to $126.2 million (13 weeks to May 1, 2010: $88.4 million), an increase of 42.8%. The operating margin in the first quarter was 17.1% (13 weeks to May 1, 2010: 13.3%), up 380 basis points.

In the UK division, there was an operating loss of $0.2 million in the first quarter (13 weeks to May 1, 2010: loss of $1.4 million), a reduction of $1.2 million. The operating margin in the first quarter was (0.1)% (13 weeks to May 1, 2010: (1.0)%), up 90 basis points.

Interest expense, net

Interest income was $0.6 million for the first quarter (13 weeks to May 1, 2010: $0.1 million). Very low interest rates meant that the increase in cash had little impact on interest income. Interest expense declined by $7.3 million to $1.5 million for the first quarter (13 weeks to May 1, 2010: $8.8 million), primarily reflecting the prepayment of the Private Placement Notes in Fiscal 2011 that incurred a blended fixed rate of interest of 8.11%.

Income before income taxes

Income before income taxes was $117.8 million for the first quarter (13 weeks to May 1, 2010: $74.1 million), up by $43.7 million, an increase of 59.0%.

Income taxes

Income tax expense for the first quarter was $42.4 million (13 weeks to May 1, 2010: $23.8 million), being an effective tax rate of 36.0% (13 weeks to May 1, 2010: 32.1%). The increase in the effective tax rate was due to a greater proportion of US income taxed at higher rates and the favorable resolution of non-recurring prior year tax issues in the first quarter of Fiscal 2011.

Net income

Net income was $75.4 million for the first quarter (13 weeks to May 1, 2010: $50.3 million), up by $25.1 million, an increase of 49.9%.

Earnings per share

Basic and diluted earnings per share were both $0.87 for the first quarter (13 weeks to May 1, 2010: $0.59 and $0.58 per share, respectively), an increase of 47.5% and 50.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•	Free cash flow(1) of $92.4 million at April 30, 2011;

•	Net cash(1) of $366.1 million at April 30, 2011 compared to net cash(1) of $170.8 million at May 1, 2010 and $271.1 million at January 29, 2011.

(1)	See non-GAAP measures discussed herein.

Set out in Table 5 is a summary of Signet’s cash flows activity for the first quarters of Fiscal 2012 and Fiscal 2011.

Table 5

	13 weeks to
	April 30, 2011	May 1, 2010
	$million	$million
Summary cash flow
Net cash provided by operating activities	105.3	184.2
Net cash used in investing activities	(12.9)	(6.3)
Net cash used in financing activities	(0.2)	(48.0)

Increase in cash and cash equivalents	92.2	129.9
Cash and cash equivalents at beginning of period	302.1	316.2
Increase in cash and cash equivalents	92.2	129.9
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.0

Cash and cash equivalents at end of period	394.1	447.1

Operating activities

During the 13 weeks to April 30, 2011, net cash provided by operating activities was $105.3 million (13 weeks to May 1, 2010: $184.2 million). Net income increased by $25.1 million to $75.4 million, reflecting the improved operating performance of the business. Changes in operating assets and liabilities generated cash flow of $7.8 million (13 weeks to May 1, 2010: $102.2 million). The change in inventories reflected an increase in inventory levels to support sales growth and merchandising initiatives, and higher commodity costs. Accounts receivable decreased primarily reflecting seasonality partly offset by sales growth. Other movements in operating assets and liabilities included a seasonal decrease in accrued expenses and other liabilities and an increase in accounts payable primarily due to timing differences.

Investing activities

In the 13 weeks to April 30, 2011, net cash used in investing activities was $12.9 million (13 weeks to May 1, 2010: $6.3 million). Capital expenditures in the US division were $10.0 million (13 weeks to May 1, 2010: $5.3 million) and in the UK division were $2.9 million (13 weeks to May 1, 2010: $1.0 million), reflecting planned increases in line with Signet’s Fiscal 2012 financial objectives.

Stores opened and closed in the 13 weeks to April 30, 2011, together with planned changes for the balance of Fiscal 2012 are set out below in Table 6.

Table 6

US Division

	Kay mall(1)	Kay off-mall	Regional brands	Jared(2)	Total	Annual net space change
January 29, 2011	780	128	229	180	1,317	(2)%
Opened	1	1	—	—	2
Closed	(2)	—	(3)	—	(5)

April 30, 2011	779	129	226	180	1,314
Openings, planned	8	11	—	4	23
Closures, forecast	(5)	(7)	(18)	—	(30)

January 28, 2012	782	133	208	184	1,307	0%

(1)	Includes stores in downtown locations.
(2)	A Jared store is equivalent in size to about four mall stores.

UK Division

	H.Samuel	Ernest Jones(1)	Total	Annual net space change
January 29, 2011	338	202	540	(2)%
Opened	—	—	—
Closed	(1)	(1)	(2)

April 30, 2011	337	201	538
Openings, planned	1	2	3
Closures, forecast	(12)	(7)	(19)

January 28, 2012	326	196	522	(3)%

(1)	Includes stores selling under the Leslie Davis nameplate.

Free cash flow

In the 13 weeks to April 30, 2011, positive free cash flow was $92.4 million (13 weeks to May 1, 2010: $177.9 million); see non-GAAP measures discussed herein. The increase in net income adjusted for non-cash items was offset by a lower inflow from changes in operating assets and liabilities.

New credit facility

On May 24, 2011, Signet Jewelers Limited (the “Company”) and certain of its subsidiaries as “Borrowers” entered into a $400 million senior unsecured multi-currency five year revolving credit agreement (the “Credit Agreement”) with various financial institutions as the lenders (the “Lenders”), JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Capital, as Syndication Agent, and JPMorgan Securities LLC and Barclays Capital as the joint lead arrangers. The Credit Agreement replaces the Company’s existing credit facility, dated June 26, 2008, as amended and restated as of October 27, 2010, which was due to expire in June 2013 (the “2008 Facility”); the 2008 Facility was terminated on May 24, 2011. The Company has guaranteed the obligations of the Borrowers under the Credit Agreement and is also directly bound by certain of the covenants contained in the Credit Agreement.

Under the Credit Agreement, the Borrowers are able to borrow from time to time in an aggregate amount up to $400 million, including issuing letters of credit in an aggregate amount at any time outstanding not to exceed $100 million. The Credit Agreement contains an expansion option that, with the consent of the Lenders or the addition of new lenders, and subject to certain conditions, availability under the Credit Agreement may be increased by an additional $200 million at the request of the Borrowers. The Credit Agreement has a five year term and matures in May 2016, at which time all amounts outstanding under the Credit Agreement will be due and payable.

Borrowings under the new Credit Agreement will bear interest, at the Borrowers’ option, at either a base rate (as defined in the Credit Agreement), or an adjusted LIBO rate (a “Eurocurrency Borrowing”), in each case plus an applicable margin rate based on the Company’s “Fixed Charge Coverage Ratio” (as defined in the Credit Agreement). Interest is payable on the last day of each March, June, September and December, or at the end of each interest period for a Eurocurrency Borrowing, but not less often than every three months. Commitment fee rates range from 0.20% to 0.35% based on the Company’s Fixed Charge Coverage Ratio and are payable quarterly in arrears and on the date of termination or expiration of commitments.

Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. As of May 24, 2011, $5.5 million in outstanding letters of credit issued under the 2008 Facility continued in effect as letters of credit outstanding under the Credit Agreement. As a result of the early termination of the 2008 Facility, the Company will write-off $1.3 million of unamortized deferred financing fees from the 2008 Facility. There were no loans outstanding under the 2008 Facility on May 24, 2011.

The Credit Agreement limits the ability of the Company and certain of its subsidiaries to, among other things and subject to certain baskets and exceptions contained therein, incur debt, create liens on assets, make investments outside of the ordinary course, sell assets outside of the ordinary course, enter into merger transactions and enter into unrelated businesses. The Credit Agreement permits the making of dividend payments and stock repurchases so long as the Company (i) is not in default under the Credit Agreement, or (ii) if in default at the time of making such dividend repayment or stock repurchase, has no loans outstanding under the Credit Agreement or more than $10 million in letters of credit issued under the Credit Agreement. The Credit Agreement also contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Credit Agreement requires that the Company maintain at all times a “Leverage Ratio” (as defined in the Credit Agreement) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the Credit Agreement) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of the Company for the trailing twelve months.

The commitments may be terminated and amounts outstanding under the Credit Agreement may be accelerated upon the occurrence of certain events of default as set forth in the Credit Agreement. These include failure to make principal or interest payments when due, certain insolvency or bankruptcy events affecting the Company or certain of its subsidiaries and breaches of covenants and representations or warranties.

This description of the Credit Agreement is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which is attached here to as Exhibit 10.1 and incorporated herein by reference.

Financing activities

During the 13 weeks to April 30, 2011, $4.0 million (13 weeks to May 1, 2010: $0.8 million) was received for the issuance of Common Shares pursuant to Signet’s equity compensation programs.

Movement in cash and indebtedness

Debt at April 30, 2011 was $28.0 million (May 1, 2010: $276.3 million), with cash and cash equivalents of $394.1 million (May 1, 2010: $447.1 million). Net cash at April 30, 2011 was $366.1 million (May 1, 2010: $170.8 million); see non-GAAP measures discussed herein.

Signet has significant amounts of cash and cash equivalents invested in numerous ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and are for various durations of up to one month and have an average duration of under seven days.

At April 30, 2011, Signet maintained a $300 million revolving credit facility which was undrawn at April 30, 2011 and at May 1, 2010.

OBLIGATIONS AND COMMITMENTS

The Company’s contractual obligations and commitments at April 30, 2011 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 29, 2011, filed with the SEC on March 30, 2011.

SEASONALITY

Signet’s sales are seasonal, with the first and second quarters each normally accounting for slightly more than 20% of annual sales, the third quarter a little under 20% and the fourth quarter for about 40% of sales, with December being by far the most important month of the year. Sales made in November and December are known as the “Holiday Season”. Due to sales leverage, Signet’s operating income is even more seasonal, with nearly all of the UK division’s, and about 50% of the US division’s operating income normally occurring in the fourth quarter. Selling, general and administrative costs are spread more evenly over the fiscal year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. Management maintains a process to review the application of Signet’s accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a multinational organization. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no material changes to the policies and estimates as discussed in Signet’s Annual Report on Form 10-K for the year ended January 29, 2011, filed with the SEC on March 30, 2011.

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

Signet’s market risk profile as of April 30, 2011 has not materially changed since January 29, 2011. The market risk profile as of January 29, 2011 is disclosed in Signet’s Fiscal 2011 Annual Report on Form 10-K, filed with the SEC on March 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2011.

Changes in Internal Control over Financial Reporting

During the first quarter of Fiscal 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 10 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2011 Annual Report on Form 10-K.

ITEM 5.	OTHER INFORMATION

The information set forth under Part I, Item 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources—New Credit Facility” is incorporated herein by reference in lieu of filing a Current Report on Form 8-K under Items 1.01, 1.02, 2.03 and 9.01.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1*	Credit Agreement dated as of May 24, 2011 among Signet Group Limited, Signet Group Treasury Services, Inc., Signet Jewelers Limited, the Additional Borrowers from time to time party hereto, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, the investment banking division of Barclays Bank PLC, as Syndication Agent, and Fifth Third Bank, PNC Bank, National Association, RBS Citizens, N.A. and Standard Chartered Bank as Co-Documentation Agents.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Signet Jewelers Limited’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, formatted in XBRL: (i) unaudited condensed consolidated income statements, (ii) unaudited condensed consolidated balance sheets, (iii) unaudited condensed consolidated statements of cash flows, (iv) unaudited condensed consolidated statement of shareholders’ equity (v) unaudited condensed consolidated statements of comprehensive income, and (vi) notes to the unaudited condensed consolidated financial statements.

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

	By:	/S/ RONALD RISTAU
May 26, 2011		Ronald Ristau Chief Financial Officer