Form 10-Q
period 2011-07-30
SIGNET JEWELERS LTD
filed 2011-08-25
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 30, 2011 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-32349

Signet Jewelers Limited

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.18 par value, 86,850,459 shares as of August 15, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	13 weeks ended		26 weeks ended
	July 30, 2011 $million	July 31, 2010 $million	July 30, 2011 $million	July 31, 2010 $million	Notes
Sales	797.6	719.7	1,684.9	1,525.1	2
Cost of sales	(502.8)	(482.5)	(1,040.4)	(994.3)

Gross margin	294.8	237.2	644.5	530.8
Selling, general and administrative expenses	(224.5)	(203.7)	(488.3)	(442.2)
Other operating income, net	32.0	27.2	64.8	54.9

Operating income, net	102.3	60.7	221.0	143.5	2
Interest expense, net	(2.5)	(6.0)	(3.4)	(14.7)

Income before income taxes	99.8	54.7	217.6	128.8
Income taxes	(33.5)	(16.0)	(75.9)	(39.8)

Net income	66.3	38.7	141.7	89.0

Earnings per share – basic	$0.77	$0.45	$1.64	$1.04	5
– diluted	$0.76	$0.45	$1.63	$1.03	5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 30, 2011 $million	January 29, 2011 $million	July 31, 2010 $million	Notes
Assets
Current assets:
Cash and cash equivalents	440.2	302.1	485.4
Accounts receivable, net	906.8	935.9	797.2	6
Other receivables	29.4	38.2	25.3
Other current assets	91.5	79.2	67.5
Deferred tax assets	1.6	2.7	1.8
Inventories	1,202.8	1,184.2	1,126.2

Total current assets	2,672.3	2,542.3	2,503.4

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $648.3 million, $614.4 million and $595.7 million, respectively	343.3	351.5	362.1
Other intangible assets, net of accumulated amortization of $36.0 million, $31.3 million, and $27.2 million, respectively	31.5	27.5	24.6
Other assets	62.5	59.7	57.2
Deferred tax assets	107.9	86.0	114.9
Retirement benefit asset	30.0	22.8	1.1

Total assets	3,247.5	3,089.8	3,063.3	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	13.1	31.0	24.9
Accounts payable	137.5	125.9	114.7
Accrued expenses and other current liabilities	244.2	292.4	241.9	7
Deferred revenue	135.9	146.0	129.0	7
Deferred tax liabilities	105.3	77.1	78.5
Income taxes payable	44.7	38.6	34.2

Total current liabilities	680.7	711.0	623.2

Non-current liabilities:
Long-term debt	—	—	229.1
Other liabilities	88.1	86.6	76.9
Deferred revenue	359.5	353.2	342.7	7

Total liabilities	1,128.3	1,150.8	1,271.9

Commitments and contingencies				10

Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 million shares, 86.9 million shares issued and outstanding (January 29, 2011: 86.2 million shares issued and outstanding; July 31, 2010: 85.7 million shares issued and outstanding)	15.5	15.5	15.4
Additional paid-in capital	210.8	196.8	174.8
Other reserves	235.2	235.2	235.2
Treasury shares	—	—	—
Retained earnings	1,804.0	1,662.3	1,550.9
Accumulated other comprehensive loss	(146.3)	(170.8)	(184.9)

Total shareholders’ equity	2,119.2	1,939.0	1,791.4

Total liabilities and shareholders’ equity	3,247.5	3,089.8	3,063.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended		26 weeks ended
	July 30, 2011 $million	July 31, 2010 $million	July 30, 2011 $million	July 31, 2010 $million
Cash flows from operating activities
Net income	66.3	38.7	141.7	89.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property, plant and equipment	20.2	21.1	40.6	43.5
Amortization of other intangible assets	2.3	2.0	4.4	4.0
Pension	(2.9)	(1.9)	(5.6)	(3.8)
Share-based compensation	4.3	2.2	7.0	4.5
Deferred taxation	(1.9)	(1.6)	(2.4)	3.7
Facility amendment fee amortization and charges	1.4	0.3	1.6	2.6
Other non-cash movements	(0.4)	(1.0)	(0.5)	(1.7)
Gain on disposal of property, plant and equipment	—	(0.9)	—	(0.9)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(2.7)	4.6	29.3	59.7
(Increase)/decrease in other receivables and other assets	(5.8)	0.2	6.1	2.5
Decrease/(increase) in other current assets	0.3	(1.4)	8.4	8.1
Decrease/(increase) in inventories	17.8	1.4	(6.5)	40.3
(Decrease)/increase in accounts payable	(7.1)	9.6	10.8	48.1
Increase/(decrease) in accrued expenses and other liabilities	1.5	1.9	(45.8)	(31.7)
Decrease in deferred revenue	(7.5)	(6.7)	(4.0)	(3.9)
Increase/(decrease) in income taxes payable	1.4	0.6	6.1	(10.5)
Effect of exchange rate changes on currency swaps	(0.4)	1.3	0.9	1.1

Net cash provided by operating activities	86.8	70.4	192.1	254.6

Investing activities
Purchase of property, plant and equipment	(21.3)	(6.9)	(30.1)	(11.6)
Purchase of other intangible assets	(4.1)	(2.9)	(8.2)	(4.5)
Proceeds from sale of property, plant and equipment	—	1.7	—	1.7

Net cash used in investing activities	(25.4)	(8.1)	(38.3)	(14.4)

Financing activities
Proceeds from issue of common shares	0.4	0.2	4.4	1.0
Credit facility fees paid	(1.4)	—	(1.6)	(1.0)
Repayment of short-term borrowings	(14.3)	(22.4)	(18.3)	(19.3)
Repayment of long-term debt	—	—	—	(50.9)

Net cash used in financing activities	(15.3)	(22.2)	(15.5)	(70.2)

Effect of exchange rate changes on cash and cash equivalents	—	(1.8)	(0.2)	(0.8)
Cash and cash equivalents at beginning of period	394.1	447.1	302.1	316.2
Increase in cash and cash equivalents	46.1	40.1	138.3	170.0

Cash and cash equivalents at end of period	440.2	485.4	440.2	485.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common shares at par value $million	Additional paid-in capital $million	Other reserves $million	Treasury shares $million	Retained earnings $million	Accumulated other comprehensive loss $million	Total shareholders’ equity $million
Balance at January 29, 2011	15.5	196.8	235.2	—	1,662.3	(170.8)	1,939.0
Net income	—	—	—	—	141.7	—	141.7
Foreign currency translation	—	—	—	—	—	7.7	7.7
Changes in fair value of derivative instruments, net	—	—	—	—	—	16.2	16.2
Pension plan, net	—	—	—	—	—	0.6	0.6
Share options exercised	—	4.4	—	—	—	—	4.4
Share-based compensation	—	9.6	—	—	—	—	9.6

Balance at July 30, 2011	15.5	210.8	235.2	—	1,804.0	(146.3)	2,119.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principal accounting policies and basis of preparation

Basis of preparation

Signet Jewelers Limited (the “Company”) and its subsidiaries (collectively, “Signet”) is a leading retailer of jewelry, watches and associated services. Signet manages its business as two geographical segments, the United States of America (the “US”) and the United Kingdom (the “UK”). The US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands, while the UK division’s retail stores operate under brands including H.Samuel and Ernest Jones.

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

Use of estimates

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of receivables, inventory, deferred revenue, depreciation and asset impairment, the valuation of employee benefits, income taxes and contingencies.

Fiscal Year

Signet’s fiscal year ends on the Saturday nearest to January 31. Fiscal 2011 is the year ended January 29, 2011 and Fiscal 2012 is the year ending January 28, 2012. Within these financial statements, the second quarter and the year to date of the relevant fiscal year refers to the 13 and 26 weeks ended July 30, 2011 and July 31, 2010, respectively.

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

As a result of applying this correction, the following condensed consolidated financial statements were impacted as follows:

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Impact on Condensed Consolidated Balance Sheets

	July 31, 2010 $million
	Amounts previously reported	As corrected
Assets
Current assets:
Other current assets	49.4	67.5
Total current assets	2,485.3	2503.4
Non-current assets:
Other assets	9.8	57.2
Deferred tax assets	55.7	114.9
Total assets	2,938.6	3,063.3

Liabilities and Shareholders’ equity
Current liabilities:
Deferred revenue	108.8	129.0
Total current liabilities	603.0	623.2
Non-current liabilities:
Deferred revenue	140.5	342.7
Total liabilities	1,049.5	1,271.9
Total shareholders’ equity	1,889.1	1,791.4
Total liabilities and shareholders’ equity	2,938.6	3,063.3

Impact on Condensed Consolidated Income Statements

	13 weeks ended July 31, 2010 $million		26 weeks ended July 31, 2010 $million
	Amounts previously reported	As corrected	Amounts previously reported	As corrected
Sales	722.8	719.7	1,532.8	1,525.1
Cost of sales	(483.0)	(482.5)	(996.7)	(994.3)
Gross margin	239.8	237.2	536.1	530.8
Operating income	63.3	60.7	148.8	143.5
Income before income taxes	57.3	54.7	134.1	128.8
Income taxes	(16.6)	(16.0)	(41.4)	(39.8)
Net income	40.7	38.7	92.7	89.0
Earnings per share – basic	$0.47	$0.45	$1.08	$1.04
– diluted	$0.47	$0.45	$1.07	$1.03

Impact on Condensed Consolidated Statements of Cash Flows

	13 weeks ended July 30, 2010 $million		26 weeks ended July 31, 2010 $million
	Amounts previously reported	As corrected	Amounts previously reported	As corrected
Cash flows from operating activities:
Net income	40.7	38.7	92.7	89.0
Adjustments to reconcile net income to cash provided by operating activities:
Deferred taxation	(3.8)	(1.6)	2.5	3.7
Changes in operating assets and liabilities:
Decrease in other receivables and other assets	0.5	0.2	4.2	2.5
(Increase)/decrease in other current assets	(1.2)	(1.4)	8.8	8.1
Decrease in deferred revenue	(9.8)	(6.7)	(11.6)	(3.9)
Increase/(decrease) in income taxes payable	3.4	0.6	(7.7)	(10.5)
Net cash provided by operating activities	70.4	70.4	254.6	254.6

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

New accounting pronouncements adopted during the period

Revenue recognition – multi-deliverable arrangements

In October 2009, the FASB issued ASU 2009-13, which amends ASC 605-25, “Revenue Recognition – Multi-Deliverable Arrangements.” ASU 2009-13 requires arrangement consideration to be allocated to all deliverables at inception using a relative selling price method and establishes a selling price hierarchy for determining the selling price of a deliverable. The update also expands the disclosure requirements to include additional detail regarding the deliverables, method of calculation of selling price and the timing of revenue recognition. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this amendment did not have a material impact on Signet.

Fair value measurements and disclosures

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 updates FASB ASC 820 “Fair Value Measurements”. ASU 2010-06 requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosure regarding the activity in Level 3 measurements, which is effective for fiscal years and interim periods beginning after December 15, 2010. Adoption of ASU 2010-06 increased disclosure requirements but did not affect Signet’s financial position, operating results or cash flows.

Disclosures about the credit quality of financing receivables

In July 2010, the FASB issued ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20), which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for Signet’s financial statements as of January 29, 2011, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for Signet’s consolidated financial statements that include periods beginning on or after January 30, 2011. Adoption of ASU 2010-20 increased disclosure requirements but did not affect Signet’s financial position, operating results or cash flows. See Note 6.

New accounting pronouncements to be adopted in subsequent periods

Presentation of comprehensive income

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The adoption of ASU 2011-05 is not expected to have a material impact on Signet’s financial statements. Signet is in the process of determining its method of presentation.

Fair value measurements and disclosures

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 amends ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in US GAAP and International Financial Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. Signet is currently evaluating the effect that the provisions of ASU 2011-04 will have on the financial statements of Signet.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Segment information

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

	13 weeks ended		26 weeks ended
	July 30, 2011 $million	July 31, 2010 $million	July 30, 2011 $million	July 31, 2010 $million
Sales:
US	643.0	577.7	1,381.0	1,240.2
UK	154.6	142.0	303.9	284.9

Total sales	797.6	719.7	1,684.9	1,525.1

Operating income/(loss), net:
US	104.4	60.7	230.6	149.1
UK	2.8	4.7	2.6	3.3
Unallocated(1)	(4.9)	(4.7)	(12.2)	(8.9)

Total operating income, net	102.3	60.7	221.0	143.5

	July 30, 2011 $million	January 29, 2011 $million	July 31, 2010 $million
Total assets:
US	2,506.8	2,345.5	2,338.8
UK	410.6	475.0	354.0
Unallocated(1)	330.1	269.3	370.5

Total assets	3,247.5	3,089.8	3,063.3

(1)	Unallocated principally relates to central costs and assets, which include corporate and general administrative functions.

3. Foreign currency translation

The exchange rates used in these condensed consolidated financial statements for the translation of UK pound sterling transactions and balances into US dollars are as follows:

	26 weeks ended July 30, 2011	52 weeks ended January 29, 2011		26 weeks ended July 31, 2010
Income statement (average rate)	1.62	1.55	(1)	1.51
Balance sheet (period end rate)	1.64	1.59		1.57

(1)	Not meaningful to these financial statements as the 52 week income statement is not presented.

The year-to-date average exchange rate is used to prepare the income statement for the 26 weeks ended July 30, 2011 and is calculated from the weekly average exchange rates weighted by sales of the UK division. The income statement for the 13 weeks ended July 30, 2011 is calculated as the difference between the income statement for the 26 weeks ended July 30, 2011 and the previously reported income statement for the 13 weeks ended April 30, 2011. Therefore, the second quarter’s income statement includes the impact of the change in the year-to-date exchange rates between these quarter ends.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Income taxes

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK and certain other foreign jurisdictions. Signet is subject to US federal and state examinations by tax authorities for tax years after November 1, 2008 and is subject to examination by the UK tax authority for tax years after January 31, 2008.

As of January 29, 2011, Signet had $9.0 million of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits related to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

During the 26 weeks ended July 30, 2011, agreement was reached with the Internal Revenue Service in respect of the treatment of certain financing arrangements and a cash settlement was paid of $2.1 million, excluding interest thereon. A benefit of $1.4 million has been recognized in income tax expense for the 26 weeks ended July 30, 2011 as a result of the reversal of a portion of the reserve for unrecognized tax benefits that had previously been recorded related to these financing arrangements.

Apart from the above, there has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 26 weeks ended July 30, 2011.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 29, 2011, Signet had accrued interest of $1.0 million and, after the payment of interest of $0.5 million in respect of the above cash settlement, the amount of accrued interest as of July 30, 2011 is $0.5 million.

Over the next twelve months, management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits that were recorded as of January 29, 2011, due to settlement of the uncertain tax positions with the tax authorities.

5. Earnings per share

	13 weeks ended		26 weeks ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net income ($million)	66.3	38.7	141.7	89.0

Basic weighted average number of shares in issue (million)	86.3	85.6	86.1	85.6
Dilutive effect of share options (million)	0.8	0.6	0.8	0.6

Diluted weighted average number of shares in issue (million)	87.1	86.2	86.9	86.2

Earnings per share – basic	$0.77	$0.45	$1.64	$1.04
Earnings per share – diluted	$0.76	$0.45	$1.63	$1.03

The basic weighted average number of shares excludes non-vested time based restricted shares, shares held by the Employee Stock Ownership Trust, and Treasury Shares, as such shares are not considered outstanding and do not qualify for dividends. The effect of this is to reduce the average number of shares in the 13 and 26 week periods ended July 30, 2011 by 585,636 and 558,911 shares, respectively (13 and 26 week periods ended July 31, 2010: 312,888 and 279,775 shares, respectively). The calculation of fully diluted earnings per share for the 13 and 26 week periods ended July 30, 2011 excludes options to purchase 288,366 and 311,742 shares, respectively (13 and 26 week periods ended July 31, 2010: 909,717 and 947,767 shares, respectively) on the basis that their effect on earnings per share was anti-dilutive.

6. Accounts receivable, net

Signet’s accounts receivable primarily consist of US customer in-house finance programs (“finance receivables”), which are comprised of a large volume of transactions with no one customer representing a significant balance. Financing is only provided for transactions with Signet. The initial acceptance of customer finance arrangements is based on a variety of credit quality indicators, including consumer credit scores, consumer financial information and prior payment experience. Subsequent to the initial finance purchase, Signet monitors the credit quality of its customer finance receivable portfolio based on payment activity that drives the aging of receivables. These credit quality indicators are assessed on a real-time basis by Signet. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The finance receivables are of similar characteristics and are evaluated collectively for impairment rather than evaluating each finance receivable on an individual basis. The allowance is an estimate of the losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is 90 days aged on a recency basis, as well as an allowance for those under 90 days aged based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

	July 30, 2011 $million	January 29, 2011 $million	July 31, 2010 $million
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	901.2	927.7	791.4
Other accounts receivable	5.6	8.2	5.8

Total accounts receivable, net	906.8	935.9	797.2

Other accounts receivable is comprised of gross accounts receivable relating to the insurance loss replacement business in the UK division of $6.2 million (January 29, 2011 and July 31, 2010: $8.7 million and $6.7 million, respectively), with a corresponding valuation allowance of $0.6 million (January 29, 2011 and July 31, 2010: $0.5 million and $0.9 million, respectively).

Allowance for Credit Losses on US Customer In-House Finance Receivables:

	July 30, 2011 $million	January 29, 2011 $million	July 31, 2010 $million
Beginning balance	(67.8)	(72.2)	(72.2)
Charge-offs	40.3	119.0	54.1
Recoveries	9.9	17.4	8.5
Provision	(50.2)	(132.0)	(55.6)

Ending balance	(67.8)	(67.8)	(65.2)
Ending receivable balance evaluated for impairment	969.0	995.5	856.6

US customer in-house finance receivables, net	901.2	927.7	791.4

Credit Quality Indicator and Age Analysis of Past Due US Customer In-House Finance Receivables:

	July 30, 2011		January 29, 2011		July 31, 2010
	Gross $million	Valuation allowance $million	Gross $million	Valuation allowance $million	Gross $million	Valuation allowance $million
Performing:
Current	774.3	(23.2)	804.4	(24.3)	675.2	(19.9)
Past due less than 90 days aged	154.7	(4.6)	152.1	(4.5)	140.3	(4.2)
Non Performing:
Past due 90 days aged and more	40.0	(40.0)	39.0	(39.0)	41.1	(41.1)

	969.0	(67.8)	995.5	(67.8)	856.6	(65.2)

Amounts that are more than 90 days aged are placed on non-accrual status. For the 26 weeks ended July 30, 2011, Signet’s bad debt expense for total accounts receivable is net of recoveries of $9.9 million (52 weeks ended January 29, 2011 and 26 weeks ended July 31, 2010: $17.4 million and $8.5 million, respectively).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Deferred revenue and warranty reserve

Deferred revenue is comprised of extended service plans (“ESP”) and voucher promotions as follows:

	July 30, 2011 $million	January 29, 2011 $million	July 31, 2010 $million
ESP deferred revenue	490.5	481.1	465.9
Voucher promotions	4.9	18.1	5.8

Total deferred revenue	495.4	499.2	471.7

Disclosed as:
Current liabilities	135.9	146.0	129.0
Non-current liabilities	359.5	353.2	342.7

Total deferred revenue	495.4	499.2	471.7

	13 weeks ended		26 weeks ended
	July 30, 2011 $million	July 31, 2010 $million	July 30, 2011 $million	July 31, 2010 $million
ESP deferred revenue, beginning of period	491.0	466.7	481.1	458.3
Plans sold	38.4	36.1	86.6	80.9
Revenues recognized	(38.9)	(36.9)	(77.2)	(73.3)

ESP deferred revenue, end of period	490.5	465.9	490.5	465.9

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The warranty reserve for diamond and gemstone guarantees, provided by the US division, included in accrued expenses and other current liabilities, is as follows:

	13 weeks ended		26 weeks ended
	July 30, 2011 $million	July 31, 2010 $million	July 30, 2011 $million	July 31, 2010 $million
Warranty reserve, beginning of period	13.1	12.3	13.0	12.3
Warranties expense	0.8	2.1	2.4	3.6
Utilized	(1.2)	(1.8)	(2.7)	(3.3)

Warranty reserve, end of period	12.7	12.6	12.7	12.6

8. Financial instruments and fair value

Signet’s principal financial instruments are comprised of cash, cash deposits/investments and overdrafts, accounts receivable and payable, derivatives and a revolving credit facility. Signet does not enter into derivative transactions for trading purposes. Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of finance. The main risks arising from Signet’s operations are market risk including foreign currency risk and commodity risk, liquidity risk and interest rate risk. Signet uses these financial instruments to manage and mitigate these risks under policies reviewed and approved by the Board.

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

Signet’s policy is to minimize the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Board. In particular, Signet undertakes some hedging of its requirement for gold through the use of options, forward contracts and commodity purchasing, while fluctuations in the cost of diamonds are not hedged.

Liquidity risk

Signet’s objective is to ensure that it has access to, or the ability to generate sufficient cash from either internal or external sources in a timely and cost-effective manner to meet its commitments as they become due and payable. Signet manages liquidity risks as part of its overall risk management policy. Management produces forecasting and budgeting information that is reviewed and monitored by the Board. Cash generated from operations and external financing are the main sources of funding supplementing Signet’s resources in meeting liquidity requirements.

The main external source for funding at July 30, 2011 was a $400 million senior unsecured multi-currency five year revolving credit agreement dated as of May 24, 2011, under which there were no borrowings as of July 30, 2011. At January 29, 2011 and July 31, 2010, the previous $300 million unsecured revolving credit facility was in place, under which there were no borrowings as of January 29, 2011 and July 31, 2010 (see Note 13). At July 31, 2010, borrowings of $229.1 million were outstanding under the US Private Placement Notes, which were repaid in full on November 26, 2010.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest rate risk

Signet’s operations had been financed principally by fixed rate notes under the US Private Placement Notes until they were prepaid in full on November 26, 2010. In the future, Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding at July 30, 2011, January 29, 2011 or July 31, 2010.

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

Derivatives

Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of July 30, 2011 was $51.0 million (January 29, 2011 and July 31, 2010: $39.5 million and $49.7 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 20 months (January 29, 2011 and July 31, 2010: 12 months and 17 months, respectively), with the non-current portion not material to these condensed consolidated financial statements.

Signet enters into forward purchase contracts and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of July 30, 2011 was $195.5 million (January 29, 2011 and July 31, 2010: $154.3 million and $98.1 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 18 months (January 29, 2011 and July 31, 2010: both 12 months), with the non-current portion not material to these condensed consolidated financial statements.

For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period in which the hedged item affects net income or loss. Gains and losses on derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness, are recognized immediately in other operating income, net.

Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings.

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of July 30, 2011, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
		Fair value
	Balance sheet location	July 30, 2011 $million	January 29, 2011 $million	July 31, 2010 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	—	0.2	0.8
Commodity contracts	Other current assets	22.7	2.4	2.8

Total derivative assets		22.7	2.6	3.6

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Derivative liabilities
		Fair value
	Balance sheet location	July 30, 2011 $million	January 29, 2011 $million	July 31, 2010 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(1.5)	(0.6)	(0.8)
Commodity contracts	Other current liabilities	—	(2.5)	(2.1)

		(1.5)	(3.1)	(2.9)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.3)	—	(0.5)

		(0.3)	—	(0.5)

Total derivative liabilities		(1.8)	(3.1)	(3.4)

The following tables summarize the effect of derivative instruments on the condensed consolidated income statements:

	Amount of gain/(loss) in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended			13 weeks ended
	July 30, 2011 $million	July 31, 2010 $million		July 30, 2011 $million	July 31, 2010 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	1.1	(1.3)	Cost of sales	—	1.5
Commodity contracts	14.3	(1.7)	Cost of sales	3.4	3.8

Total	15.4	(3.0)		3.4	5.3

	Amount of gain/(loss) in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	26 weeks ended			26 weeks ended
	July 30, 2011 $million	July 31, 2010 $million		July 30, 2011 $million	July 31, 2010 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	(0.7)	0.5	Cost of sales	(0.1)	2.9
Commodity contracts	33.1	6.4	Cost of sales	6.4	7.1

Total	32.4	6.9		6.3	10.0

The ineffective portion of hedging instruments taken into other operating income, net in the 13 and 26 weeks ended July 30, 2011 was a $0.4 million gain (13 and 26 weeks ended July 31, 2010: both $0.4 million gain).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Amount of gain/(loss) recognized in income on derivatives		Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
	13 weeks ended			26 weeks ended
	July 30, 2011 $million	July 31, 2010 $million		July 30, 2011 $million	July 31, 2010 $million
Derivatives not designated as hedging instruments:
Foreign currency contracts	0.3	(0.5)	Other operating income, net	0.7	(0.5)

Total	0.3	(0.5)		0.7	(0.5)

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

Level 1 - quoted market prices in active markets for identical assets and liabilities

Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 - unobservable inputs that are not corroborated by market data

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	July 30, 2011 $million		January 29, 2011 $million		July 31, 2010 $million
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Assets:
Forward foreign currency contracts and swaps	0.1	0.1	0.2	0.2	0.8	0.8
Forward commodity contracts	22.7	22.7	2.4	2.4	2.8	2.8
Liabilities:
Loans	—	—	—	—	(229.1)	(272.5)
Forward foreign currency contracts and swaps	(1.8)	(1.8)	(0.6)	(0.6)	(1.3)	(1.3)
Forward commodity contracts	—	—	(2.5)	(2.5)	(2.1)	(2.1)

The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, current foreign currency forward rates or current commodity forward rates. These are held as assets and liabilities within other receivables and other payables, and all contracts have a maturity of less than 20 months. At July 31, 2010, Signet held $229.1 million of US Private Placement Notes. The fair value of this debt was determined by discounting to present value the known future coupon and final Note redemption amounts at market yields as of the balance sheet date. These US Private Placement Notes were paid in full as of November 26, 2010 (see Note 12). The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”). The components of net periodic pension cost were as follows:

	13 weeks ended		26 weeks ended
	July 30, 2011 $million	July 31, 2010 $million	July 30, 2011 $million	July 31, 2010 $million
Components of net periodic benefit cost:
Service cost	1.1	1.3	2.5	2.6
Interest cost	2.7	2.4	5.4	4.9
Expected return on UK Plan assets	(3.5)	(3.0)	(7.0)	(6.0)
Amortization of unrecognized prior service credit	(0.3)	(0.2)	(0.5)	(0.5)
Amortization of unrecognized actuarial loss	0.7	1.1	1.3	2.3

Net periodic benefit cost	0.7	1.6	1.7	3.3

For the 26 weeks ended July 30, 2011, Signet contributed $7.4 million to the UK Plan and expects to contribute a minimum aggregate of $14.7 million at current exchange rates to the UK Plan in Fiscal 2012. These contributions are in accordance with a deficit recovery plan that was in response to the funding deficit indicated by the April 5, 2009 actuarial valuation.

10. Commitments and contingencies

Legal proceedings

In March 2008, private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in the U.S. District Court for the Southern District of New York alleging that U.S. store-level employment practices are discriminatory as to compensation and promotional activities. In June 2008, the District Court referred the matter to private arbitration where the plaintiffs sought to proceed on a class-wide basis. In June 2009, the arbitrator ruled that the arbitration agreements allowed the plaintiff to proceed on a class-wide basis and seek class certification. Sterling challenged the ruling and the District Court vacated the arbitrator’s decision in July 2010. The plaintiffs appealed that order to the U.S. Court of Appeals for the Second Circuit. On July 1, 2011, in a 2-1 majority decision, the Second Circuit reversed the District Court’s decision and instructed the District Court to confirm the Arbitrator’s Award; a vigorous dissent determined that the District Court’s judgment in Sterling’s favor should have been affirmed. On July 15, 2011, Sterling filed a petition for rehearing by the full court of the Second Circuit. Sterling’s petition is currently pending.

On September 23, 2008, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Sterling in the U.S. District Court for the Western District of New York. The EEOC’s lawsuit alleges that Sterling engaged in a pattern or practice of gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against Sterling on behalf of a class of female employees subjected to these alleged practices. Discovery is now ongoing in the case.

Sterling denies the allegations in these actions and intends to defend them vigorously.

11. Share-based compensation expense

Signet recorded share-based compensation expense related to the Omnibus Plans and Saving Share Plans of $4.3 million and $7.0 million for the 13 and 26 weeks ended July 30, 2011, respectively ($2.2 million and $4.5 million for the 13 and 26 weeks ended July 31, 2010, respectively).

12. Loans, overdrafts and long-term debt

In May 2011, Signet entered into a $400 million senior unsecured multi-currency five year revolving credit facility agreement (the “Agreement”). This Agreement replaced Signet’s prior credit facility, which was due to expire in June 2013. The Agreement contains an expansion option that, with the consent of the lenders or the addition of new lenders, and subject to certain conditions, availability under the Agreement may be increased by an additional $200 million at the request of Signet. The Agreement has a five year term and matures in May 2016, at which time all amounts outstanding under the Agreement will be due and payable. The Agreement also contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Agreement requires that Signet maintain at all times a “Leverage Ratio” (as defined in the Agreement) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the Agreement) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of Signet for the trailing twelve months.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of the early termination of the previous credit facility, Signet incurred a write-off of $1.3 million of unamortized deferred financing fees during the second quarter of Fiscal 2012. There were no loans outstanding under this facility at termination. At July 30, 2011, there were no amounts outstanding under the Agreement, with no intra-period borrowings. Signet had stand-by letters of credit of $5.5 million as of July 30, 2011. In addition, as of January 29, 2011 and July 31, 2010, there were no amounts outstanding or significant intra-period fluctuations as it related to the previous credit facility. Signet had stand-by letters of credit of $5.5 million and $6.0 million as of January 29, 2011 and July 31, 2010, respectively.

Signet made a prepayment to its US Private Placement Note Holders on March 9, 2010 of $50.9 million. Following this prepayment, there were $229.1 million of US Private Placement Notes outstanding. The remaining US Private Placement Notes were prepaid in full on November 26, 2010.

13. Comprehensive income

The components of comprehensive income are shown below:

	13 weeks ended		26 weeks ended
	July 30, 2011 $million	July 31, 2010 $million	July 30, 2011 $million	July 31, 2010 $million
Net income	66.3	38.7	141.7	89.0
Foreign currency translation	(4.3)	5.3	7.7	(5.9)
Changes in fair value of derivative instruments	12.2	(8.3)	25.9	(3.1)
Pension plan	0.4	0.9	0.8	1.8
Deferred tax on items recognized in equity	(4.5)	2.5	(9.9)	0.5

Comprehensive income	70.1	39.1	166.2	82.3

14. Subsequent event

On August 24, 2011, Signet’s Board of Directors declared a quarterly dividend of $0.10 per share on its Common Shares. This dividend will be paid on November 29, 2011 to stockholders of record on October 28, 2011.

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

In the US, Signet operated 1,314 stores in 50 states at July 30, 2011. Its store brands are located nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores are operated nationwide as Jared The Galleria Of Jewelry (“Jared”).

On April 13, 2011, the US Census Bureau (the “Census Bureau”) released substantially revised estimates for US jewelry store sales for calendar 2009 and 2010, from $28.3 billion and $29.7 billion to $25.7 billion and $26.7 billion, respectively. Based on these revised figures, US specialty jewelry store sales declined by 12.4% in calendar 2009 and grew by 3.8% in calendar 2010. The peak level of jewelry store sales was $31.0 billion in calendar 2007. The US division’s share of the specialty jewelry market increased to 9.9% in calendar 2009 and 10.3% in calendar 2010 from 8.6% in calendar 2008. These estimates from the Census Bureau may be subject to further significant revision.

On August 4, 2011, the US Bureau of Economic Analysis (“BEA”) released substantially revised estimates for US jewelry and watch sales for calendar years 2003 to 2010. Based on these revised figures, US jewelry and watch sales declined by 8.4% to $58.1 billion in calendar 2009 and grew by 5.7% to $61.5 billion in calendar 2010. The peak level of estimated jewelry and watch sales was $65.3 billion in calendar 2007. These new estimates from the BEA may be subject to further significant revision.

Accordingly, the specialty jewelry store sector saw a decrease in market share to 44.2% in calendar 2009 and 43.4% in calendar 2010 from 46.3% in calendar 2008.

On June 30, 2011, the US Bureau of Labor Statistics released a preliminary estimate of the number of jewelry store establishments for calendar 2010 of 22,774, down 4.2% from the 2009 estimate of 23,770 establishments. There were an estimated 25,803 jewelry store establishments in 2007. The estimates by the Bureau of Labor Statistics may be subject to revision.

In the UK, Signet’s store brands are “H.Samuel,” “Ernest Jones,” and “Leslie Davis,” which are situated in prime “High Street” locations (main shopping thoroughfares with high pedestrian traffic) or major shopping malls. The UK division operated 536 stores at July 30, 2011, including 14 stores in the Republic of Ireland and 3 in the Channel Islands.

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

	13 weeks ended		Change	Impact of exchange rate movement $million	13 weeks ended July 31, 2010 at constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non-GAAP)
	July 30, 2011 $million	July 31, 2010 $million
US	643.0	577.7	11.3%	—	577.7	11.3%
UK	154.6	142.0	8.8%	12.4	154.4	0.1%

Sales	797.6	719.7	10.8%	12.4	732.1	9.0%
Cost of sales	(502.8)	(482.5)	4.2%	(8.9)	(491.4)	2.3%

Gross margin	294.8	237.2	24.3%	3.5	240.7	22.5%
Selling, general and administrative expenses	(224.5)	(203.7)	10.2%	(3.5)	(207.2)	8.3%
Other operating income, net	32.0	27.2	17.6%	—	27.2	17.6%

Operating income, net	102.3	60.7	68.5%	—	60.7	68.5%
Interest expense, net	(2.5)	(6.0)	58.3%	—	(6.0)	58.3%

Income before income taxes	99.8	54.7	82.4%	—	54.7	82.4%
Income taxes	(33.5)	(16.0)	109.4%	—	(16.0)	109.4%

Net income	66.3	38.7	71.3%	—	38.7	71.3%

Earnings per share – basic	$0.77	$0.45	71.1%	—	$0.45	71.1%
Earnings per share – diluted	$0.76	$0.45	68.9%	—	$0.45	68.9%
Operating income/(loss), net
US	104.4	60.7	72.0%	—	60.7	72.0%
UK	2.8	4.7	(40.4)%	0.3	5.0	(44.0)%
Unallocated(1)	(4.9)	(4.7)	4.3%	(0.3)	(5.0)	(2.0)%

Operating income, net	102.3	60.7	68.5%	—	60.7	68.5%

	26 weeks ended		Change	Impact of exchange rate movement $million	26 weeks ended July 31, 2010 at constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non- GAAP)
	July 30, 2011 $million	July 31, 2010 $million
US	1,381.0	1,240.2	11.4%	—	1,240.2	11.4%
UK	303.9	284.9	6.7%	20.8	305.7	(0.6)%

Sales	1,684.9	1,525.1	10.5%	20.8	1,545.9	9.0%
Cost of sales	(1,040.4)	(994.3)	4.6%	(15.1)	(1,009.4)	3.1%

Gross margin	644.5	530.8	21.4%	5.7	536.5	20.1%
Selling, general and administrative expenses	(488.3)	(442.2)	10.4%	(6.1)	(448.3)	8.9%
Other operating income, net	64.8	54.9	18.0%	—	54.9	18.0%

Operating income, net	221.0	143.5	54.0%	(0.4)	143.1	54.4%
Interest expense, net	(3.4)	(14.7)	76.9%	—	(14.7)	76.9%

Income before income taxes	217.6	128.8	68.9%	(0.4)	128.4	69.5%
Income taxes	(75.9)	(39.8)	90.7%	0.1	(39.7)	91.2%

Net income	141.7	89.0	59.2%	(0.3)	88.7	59.8%

Earnings per share – basic	$1.64	$1.04	57.7%	$—	$1.04	57.7%
Earnings per share – diluted	$1.63	$1.03	58.3%	$—	$1.03	58.3%
Operating income/(loss), net
US	230.6	149.1	54.7%	—	149.1	54.7%
UK	2.6	3.3	(21.2)%	0.2	3.5	(25.7)%
Unallocated(1)	(12.2)	(8.9)	37.1%	(0.6)	(9.5)	28.4%

Operating income, net	221.0	143.5	54.0%	(0.4)	143.1	54.4%

(1)	Unallocated principally relates to central costs, which include corporate and general administrative functions.

Net cash

Net cash is a non-GAAP measure defined as cash and cash equivalents less the total of loans, overdrafts and long term debt. Management considers that it is helpful in providing an understanding of the indebtedness of the business.

	July 30, 2011 $million	January 29, 2011 $million	July 31, 2010 $million
Long-term debt	—	—	(229.1)
Loans and overdrafts	(13.1)	(31.0)	(24.9)

	(13.1)	(31.0)	(254.0)
Cash and cash equivalents	440.2	302.1	485.4

Net cash	427.1	271.1	231.4

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

	13 weeks ended		26 weeks ended
	July 30, 2011 $million	July 31, 2010 $million	July 30, 2011 $million	July 31, 2010 $million
Net cash provided by operating activities	86.8	70.4	192.1	254.6
Net cash flows used in investing activities	(25.4)	(8.1)	(38.3)	(14.4)

Free cash flow	61.4	62.3	153.8	240.2

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2011(1) Annual Report on Form 10-K.

In the second quarter of Fiscal 2012, the business continued to utilize its competitive advantages and strong balance sheet to improve sales and enhance operating margins. The consumer environment in the US continued to be stronger than in the UK, which remained challenging. The potential impact of recent volatility in the financial markets on sales is being monitored.

Second Quarter Highlights (“second quarter” is the 13 weeks to July 30, 2011)

•	Same store sales: up 9.9%, US division up 12.2%

•	Income before income taxes: $99.8 million, up $45.1 million, or 82.4%

•	Basic and diluted earnings per share: $0.77 and $0.76, up $0.32 and $0.31, an increase of 71.1% and 68.9%, respectively

Year To Date Highlights

•	Same store sales: up 10.1%, US division up 12.4%

•	Income before income taxes: $217.6 million, up $88.8 million, or 68.9%

•	Basic and diluted earnings per share: $1.64 and $1.63, both up $0.60, an increase of 57.7% and 58.3%, respectively

(1)	Fiscal 2011 is the year ended January 29, 2011 and Fiscal 2012 is the year ending January 28, 2012.

Certain operating data as a percentage of sales were as follows:

Operating Data

	Second Quarter		Year To Date
	Fiscal 2012%	Fiscal 2011%	Fiscal 2012%	Fiscal 2011%
Sales	100.0	100.0	100.0	100.0
Cost of sales	(63.0)	(67.0)	(61.7)	(65.2)

Gross margin	37.0	33.0	38.3	34.8
Selling, general and administrative expenses	(28.2)	(28.3)	(29.0)	(29.0)
Other operating income, net	4.0	3.8	3.8	3.6

Operating income, net	12.8	8.5	13.1	9.4
Interest expense, net	(0.3)	(0.9)	(0.2)	(1.0)

Income before income taxes	12.5	7.6	12.9	8.4
Income taxes	(4.2)	(2.2)	(4.5)	(2.6)

Net income	8.3	5.4	8.4	5.8

Sales

In the second quarter of Fiscal 2012, same store sales were up 9.9%, compared to an increase of 4.6% in the second quarter last year. Total sales were $797.6 million in the second quarter (13 weeks to July 31, 2010: $719.7 million), up by $77.9 million or 10.8%. Sales increased by 9.0% at constant exchange rates; non-GAAP measure, discussed herein. The breakdown of the sales performance is set out in the table below.

	Second Quarter Fiscal 2012
	US	UK	Signet
Sales, million	$643.0	$154.6	$797.6
% of total	80.6%	19.4%	100.0%

	US %	UK %	Signet %

Change in same store sales	12.2	1.4	9.9
Change in store space	(0.9)	(1.3)	(0.9)

Total change in sales at constant exchange rates(1)	11.3	0.1	9.0
Exchange translation impact	—	8.7	1.8

Change in total sales as reported	11.3	8.8	10.8

(1)	Non-GAAP measure, discussed herein.

In the second quarter of Fiscal 2012, the US division’s sales were $643.0 million (13 weeks to July 31, 2010: $577.7 million) up by $65.3 million or 11.3%, and same store sales rose by 12.2% compared to a rise of 6.0% in the second quarter last year. In the second quarter, the US division benefited from its competitive advantages and a recovery in the jewelry market. The bridal category and branded differentiated and exclusive products continued to perform well. The average unit selling price, excluding the charm bracelet category rose by 13.5%, as consumers purchased more expensive items partly reflecting price increases implemented to offset higher commodity costs. See table below for analysis of sales growth.

			Change from previous year
Second quarter Fiscal 2012	Sales	Average unit selling price(1)	Total sales	Same store sales	Average unit selling price(1)
Kay	$367.5m	$391	13.5%	13.5%	12.0%
Jared	$213.8m	$834	12.7%	12.6%	8.6%
Regional brands	$61.7m	$401	(4.1)%	4.0%	13.3%

US division	$643.0m	$462	11.3%	12.2%	13.5%

(1)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.

In the second quarter of Fiscal 2012, the UK division’s sales were $154.6 million (13 weeks to July 31, 2010: $142.0 million), up by $12.6 million or 8.8%. Sales rose by 0.1% at constant exchange rates; non-GAAP measure, discussed herein. Same store sales were up 1.4%, compared to a decline of 0.5% in the prior year period. The UK division benefited from its competitive advantages. However, the UK consumer environment remained challenging, with disposable income falling. The charm bracelet category continued to perform well, as did gold rings and the fashion watch category. In the second quarter, average unit selling price, excluding the charm bracelet category, increased by 5.3%, primarily reflecting the impact of price increases implemented to largely counter pressure on gross merchandise margin. See table below for analysis of sales growth.

				Change from previous year
Second quarter Fiscal 2012	Sales	Average Unit selling price(1)(2)	Total sales	Sales at constant exchange rates(3)(4)	Same store sales	Average unit selling price(2)
H.Samuel	$81.4m	£62	10.8%	1.9%	3.3%	6.9%
Ernest Jones(5)	$73.2m	£276	6.7%	(1.8)%	(0.7)%	5.7%

UK division	$154.6m	£99	8.8%	0.1%	1.4%	5.3%

(1)	The average unit selling price(2) in the second quarter for H.Samuel was $100, for Ernest Jones was $447 and for the UK division was $161.
(2)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.
(3)	Non-GAAP measure, discussed herein.
(4)	The exchange translation impact on the total sales of H.Samuel was 8.9% and for Ernest Jones was 8.5%.
(5)	Includes stores selling under the Leslie Davis nameplate.

In the year to date, same store sales increased 10.1%, compared to a rise of 5.3% in the comparable period last year. In the year to date, total sales were $1,684.9 million (26 weeks to July 31, 2010: $1,525.1), up by $159.8 million or 10.5%. The increase at constant exchange rates was 9.0%; non-GAAP measure, discussed herein. The breakdown of the sales performance is set out in the table below.

	Year To Date Fiscal 2012
	US	UK	Signet
Sales, million	$1,381.0	$303.9	$1,684.9
% of total	82.0%	18.0%	100.0%

	US %	UK %	Signet %

Change in same store sales	12.4	0.8	10.1
Change in store space	(1.0)	(1.4)	(1.1)

Total change in sales at constant exchange rates(1)(2)	11.4	(0.6)	9.0
Exchange translation impact(2)	—	7.3	1.5

Change in total sales as reported	11.4	6.7	10.5

(1)	Non-GAAP measure, discussed herein.
(2)	The average US dollar to pound sterling exchange rate for the 26 weeks to July 30, 2011 was $1.62 (26 weeks to July 31, 2010: $1.51).

In the year to date, the US division’s sales were $1,381.0 million (26 weeks to July 31, 2010: $1,240.2 million), up by $140.8 million or 11.4%. Same store sales rose by 12.4% compared to a rise of 6.7% in the prior year period. The average unit selling price, excluding the charm bracelet category, rose by 12.5%, reflecting consumers purchasing more expensive items. See table below for analysis of sales growth.

Year to date Fiscal 2012	Sales	Average unit selling price(1)	Total sales	Same store sales	Average unit selling price(1)
Kay	$802.9m	$374	13.5%	13.7%	11.6%
Jared	$441.6m	$815	12.7%	12.2%	7.9%
Regional brands	$136.5m	$392	(3.0)%	5.3%	13.6%

US division	$1,381.0m	$442	11.4%	12.4%	12.5%

(1)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.

In the year to date, the UK division’s sales were $303.9 million (26 weeks to July 31, 2010: $284.9 million), up by $19.0 million or 6.7%, down 0.6% at constant exchange rates; non-GAAP measure, discussed herein. Same store sales increased by 0.8%, compared to a decline of 0.4% in the prior year period. The average unit selling price, excluding the charm bracelet category, increased by 6.5%, primarily reflecting the impact of price increases implemented largely to counter pressure on gross merchandise margin. See table below for analysis of sales growth.

Year to date Fiscal 2012	Sales	Average Unit selling price(1)(2)	Total sales	Sales at constant exchange rates(3)(4)	Same store sales	Average unit selling price(2)
H.Samuel	$160.9m	£61	8.7%	1.3%	3.0%	7.0%
Ernest Jones(5)	$143.0m	£277	4.4%	(2.7)%	(1.6)%	7.8%

UK division	$303.9m	£98	6.7%	(0.6)%	0.8%	6.5%

(1)	The average unit selling price(2) year to date for H.Samuel was $99, for Ernest Jones was $449 and for the UK division was $159.
(2)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.
(3)	Non-GAAP measure, discussed herein.
(4)	The exchange translation impact on the total sales of H.Samuel was 7.4% and for Ernest Jones was 7.1%.
(5)	Includes stores selling under the Leslie Davis nameplate.

Cost of sales and gross margin

In the second quarter of Fiscal 2012, gross margin was $294.8 million (13 weeks to July 30, 2010: $237.2 million), up by $57.6 million or 24.3%. The gross margin rate increased by 400 basis points over the Fiscal 2011 period, see Operating Data table above. The gross merchandise margin improved by 90 basis points. The US division’s gross merchandise margin rate increased compared to the prior year period by 110 basis points, reflecting selective price increases and reduced discounting, which more than offset a higher cost of commodities. The UK division’s gross merchandise margin was down by 40 basis points compared to the prior year period, reflecting the impact of an increase in the cost of commodities, and a higher value added tax rate, being largely offset by a number of price increases.

In the second quarter of Fiscal 2012, gross margin also benefited from an improved net bad debt to total US sales ratio compared to the second quarter of Fiscal 2011, and leverage of store occupancy costs in the US division. In the US division, credit participation was 57.7% in the second quarter (13 weeks to July 31, 2010: 56.3%). The net bad debt to total US sales ratio was 4.4% in the second quarter (13 weeks to July 31, 2010: 5.2%). The reduction reflected a continuation of the improved receivables performance. The average monthly collection rate was 12.5% in the second quarter (13 weeks to July 31, 2010: 12.3%). US net accounts receivable at July 30, 2011 was $901.1 million (July 31, 2010: $791.4 million), primarily reflecting higher sales in the US division.

Year to date, gross margin was $644.5 million (26 weeks to July 31, 2010: $530.8 million), up by $113.7 million or 21.4%. On a year to date basis, the gross margin rate increased by 350 basis points over the comparable prior year period, see Operating Data table above. The gross merchandise margin improved by 60 basis points compared to the prior year period. The US division’s gross merchandise margin rate increased by 90 basis points compared to the prior year period. The UK division’s gross merchandise margin was down by 20 basis points compared to the prior year period.

On a year to date basis, gross margin also benefited from an improved net bad debt to total US sales ratio and leverage of store occupancy costs in the US division. In the US division, the year to date credit participation was 55.6% (26 weeks to July 31, 2010: 54.0%). The year to date net bad debt to total US sales ratio was 2.9% (26 weeks to July 31, 2010: 3.8%). The year to date average monthly collection rate was 13.2% (26 weeks to July 31, 2010: 13.1%).

Selling, general and administrative expenses

For the second quarter of Fiscal 2012, selling, general and administrative expenses were $224.5 million (13 weeks to July 31, 2010: $203.7 million), up by $20.8 million or 10.2%. The major contributing reasons for the increase were as follows: increased net advertising investment of $4.0 million; $3.5 million was attributable to currency fluctuations; $1.5 million to higher 401(k) contributions; $7.6 million of the remaining increase was as a result of store staff costs, which flexed with sales and the balance primarily reflected increased investment in IT and credit infrastructure.

On a year to date basis, selling, general and administrative expenses were $488.3 million (26 weeks to July 31, 2010: $442.2 million), up by $46.1 million or 10.4%. The major contributing reasons for the increased expenses were as follows: increased net advertising investment of $10.6 million; $6.1 million was attributable to currency fluctuations; $3.0 million to higher 401(k) contributions; $15.8 million of the remaining increase was as a result of store staff costs, which flexed with sales and the balance primarily reflected increased investment in IT and credit infrastructure.

Other operating income, net

In the second quarter of Fiscal 2012, other operating income increased by $4.8 million to $32.0 million (13 weeks to July 31, 2010: $27.2 million), up by 17.6%. This reflected increased interest income earned from higher outstanding receivables balances.

Other operating income was $64.8 million on a year to date basis (26 weeks to July 31, 2010: $54.9 million), up by $9.9 million or 18.0%.

Operating income, net

In the second quarter of Fiscal 2012, operating income was $102.3 million (13 weeks to July 31, 2010: $60.7 million), up $41.6 million, an increase of 68.5% over the second quarter of Fiscal 2011. Operating margin was 12.8% (13 weeks to July 31, 2010: 8.5%), an improvement of 430 basis points, reflecting sales leverage in the US division.

In the second quarter of Fiscal 2012, the US division’s operating income increased by $43.7 million to $104.4 million (13 weeks to July 31, 2010: $60.7 million), an increase of 72.0%. The US division’s operating margin in the second quarter was 16.2% (13 weeks to July 31, 2010: 10.5%), up 570 basis points. In the UK division, operating income was $2.8 million in the second quarter (13 weeks to July 31, 2010: $4.7 million), a reduction of $1.9 million or down by 40.4%. The UK division’s operating margin in the second quarter was 1.8% (13 weeks to May 1, 2010: 3.3%), down 150 basis points.

For the year to date, operating income increased by $77.5 million or 54.0% to $221.0 million (26 weeks to July 31, 2010: $143.5 million). Operating margin was 13.1% for the year to date (26 weeks to July 31, 2010: 9.4%). The US division’s operating income increased by $81.5 million to $230.6 million (26 weeks to July 31, 2010: $149.1 million), an increase of 54.7%. The US division’s operating margin was 16.7% (26 weeks to July 31, 2010: 12.0%), up 470 basis points. For the year to date in the UK division, operating income was $2.6 million (26 weeks to July 31, 2010: $3.3 million), a reduction of $0.7 million. The UK division’s operating margin was 0.9% (26 weeks to May 1, 2010: 1.2%), down 30 basis points.

Interest expense, net

In the second quarter of Fiscal 2012, net interest expense was $2.5 million (13 weeks to July 31, 2010: $6.0 million). Interest expense includes a write off of $1.3 million of unamortized deferred financing fees related to the termination of prior revolving credit facility. For the year to date, net interest expense was $3.4 million (26 weeks to July 31, 2010: $14.7 million). The decrease in interest expense primarily reflects the prepayment of the US Private Placement Notes in Fiscal 2011 that incurred a blended fixed rate of interest of 8%.

Income before income taxes

For the second quarter of Fiscal 2012, income before income taxes was $99.8 million (13 weeks to July 31, 2010: $54.7 million), an increase of $45.1 million or 82.4%. For the year to date, income before income taxes was up $88.8 million to $217.6 million (26 weeks to July 31, 2010: $128.8 million), an increase of 68.9%.

Income taxes

For the second quarter of Fiscal 2012, income tax expense was $33.5 million (13 weeks to July 31, 2010: $16.0 million), being an effective tax rate of 33.6%, which includes the favorable recognition of $1.9 million of previously unrecognized tax benefits in the second quarter of Fiscal 2012 (13 weeks to July 31, 2010: 29.3%, included the favorable recognition of $4.5 million previously unrecognized tax benefits). The year to date income tax expense was $75.9 (26 weeks to July 31, 2010: $39.8 million), being an effective tax rate of 34.9% (26 weeks to July 31, 2010: 30.9%). The increase in the effective tax rate was due to a greater proportion of US income, which is taxed at higher rates, and the favorable resolution of a higher level of non-recurring prior year tax issues in Fiscal 2011. The anticipated effective tax rate for Fiscal 2012 is approximately 35.5% (Fiscal 2011: 33.3%), which reflects the recognition of the above $1.9 million unrecognized tax benefit.

Net income

For the second quarter of Fiscal 2012, net income was $66.3 million (13 weeks to July 31, 2010: $38.7 million), up by $27.6 million, an increase of 71.3%. For the year to date, net income was $141.7 million (26 weeks to July 31, 2010: $89.0 million), up by $52.7 million, an increase of 59.2%.

Earnings per share

Basic and diluted earnings per share were $0.77 and $0.76 per share, respectively, for the second quarter (13 weeks to July 31, 2010: both $0.45), up by $0.32 and $0.31, an increase of 71.1% and 68.9%, respectively. In the year to date, basic and diluted earnings per share were $1.64 and $1.63 per share, respectively, both up $0.60 (26 weeks to July 31, 2010: $1.04 and $1.03 per share, respectively), an increase of 57.7% and 58.3%, respectively, from the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•	Free cash flow(1) of $153.8 million at July 30, 2011;

•	Net cash(1) of $427.1 million at July 30, 2011 compared to net cash(1) of $231.4 million at July 31, 2010 and $271.1 million at January 29, 2011.

•	Free cash flow(1) for Fiscal 2012 is estimated at $175 million to $225 million, an increase from the previous estimate of $150 million to $200 million.

(1)	Non-GAAP measure, discussed herein.

Set out in the table below is a summary of Signet’s cash flows activity for the year to date for Fiscal 2012 and Fiscal 2011.

	26 weeks to
	July 30, 2011	July 31, 2010
	$million	$million
Summary cash flow
Net cash provided by operating activities	192.1	254.6
Net cash used in investing activities	(38.3)	(14.4)
Net cash used in financing activities	(15.5)	(70.2)

Increase in cash and cash equivalents	138.3	170.0
Cash and cash equivalents at beginning of period	302.1	316.2
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.8)

Cash and cash equivalents at end of period	440.2	485.4

Operating activities

During the 26 weeks to July 30, 2011, net cash provided by operating activities was $192.1 million (26 weeks to July 31, 2010: $254.6 million). Net income increased by $52.7 million to $141.7 million, reflecting the improved operating performance of the business. Changes in operating assets and liabilities generated cash flow of $5.3 million (26 weeks to July 31, 2010: $113.7 million). The change in inventories primarily reflected higher commodity costs partially offset by improved inventory efficiency. Accounts receivable decreased primarily reflecting seasonality partly offset by sales growth. Other movements in operating assets and liabilities included a seasonal decrease in accrued expenses and other liabilities and an increase in accounts payable primarily due to timing differences.

Investing activities

In the 26 weeks to July 30, 2011, net cash used in investing activities was $38.3 million (26 weeks to July 31, 2010: $14.4 million). Capital expenditures in the US division were $31.1 million (26 weeks to July 31, 2010: $13.3 million) and in the UK division were $7.2 million (26 weeks to July 31, 2010: $1.1 million), reflecting planned increases.

Stores opened and closed in the 26 weeks to July 31, 2011, together with planned changes for the balance of Fiscal 2012, are set out in the tables below.

US Division

	Kay mall(1)	Kay off-mall	Regional brands	Jared(2)	Total	Annual net space change
January 29, 2011	780	128	229	180	1,317	(2)%
Opened	4	4	—	—	8
Closed	(5)	(1)	(5)	—	(11)

July 30, 2011	779	131	224	180	1,314
Openings, planned	5	7	—	3	15
Closures, forecast	(4)	(4)	(16)	—	(24)

January 28, 2012	780	134	208	183	1,305	0%

(1)	Includes stores in downtown locations.
(2)	A Jared store is equivalent in size to about four mall stores.

UK Division

	H.Samuel	Ernest Jones(1)		Total	Annual net space change
January 29, 2011	338	202		540	(2)%
Opened	—	—		—
Closed	(2)	(2)		(4)

July 30, 2011	336	200		536
Openings, planned	7 (2)	2		9
Closures, forecast	(6)	(4	)(2)	(10)

January 28, 2012	337	198		535	0%

(1)	Includes stores selling under the Leslie Davis nameplate.
(2)	Includes one Ernest Jones store to be rebranded as H.Samuel.

Free cash flow

In the 26 weeks to July 30, 2011, positive free cash flow was $153.8 million (26 weeks to July 31, 2010: $240.2 million); see non-GAAP measures discussed herein. The increase in net income adjusted for non-cash items was offset by a lower inflow from changes in operating assets and liabilities. Free cash flow for Fiscal 2012 is estimated at $175 million to $225 million, an increase from the previous estimate of $150 million to $200 million.

Financing activities

During the 26 weeks to July 30, 2011, $4.4 million (26 weeks to July 31, 2010: $1.0 million) was received for the issuance of Common Shares pursuant to Signet’s equity compensation programs.

Movement in cash and indebtedness

Debt at July 30, 2011 was $13.1 million (July 31, 2010: $254.0 million), the reduction reflecting the prepayment of the private placement notes on November 26, 2010, with cash and cash equivalents of $440.2 million (July 31, 2010: $485.4 million). Net cash at July 30, 2011 was $427.1 million (July 31, 2010: $231.4 million); non-GAAP measure, discussed herein.

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

At July 30, 2011, Signet maintained a $400 million revolving credit facility which was undrawn at July 30, 2011, with no intra-period borrowings. Signet had stand-by letters of credit of $5.5 million as of July 30, 2011. This facility was entered into on May 24, 2011 and replaced an existing $300 million revolving credit facility which was in effect and undrawn at July 31, 2010, with no significant intra-period fluctuations. Signet had stand-by letters of credit of $5.5 million and $6.0 million as of January 29, 2011 and July 31, 2010, respectively.

OBLIGATIONS AND COMMITMENTS

Signet’s contractual obligations and commitments at July 30, 2011 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 29, 2011, filed with the SEC on March 30, 2011.

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

Accounting changes and recent accounting standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statement, see Note 1, in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Signet is exposed to market risk from fluctuations in commodity costs, foreign currency exchange rates, and interest rates, which could affect its consolidated financial position, earnings and cash flows. Signet manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Signet uses derivative financial instruments as risk management tools and not for trading purposes.

Signet also hedges a significant portion of forecasted merchandise purchases using commodity forward contracts. Also, as certain of the UK division’s purchases are denominated in US dollars and its net cash flows are in sterling, Signet’s policy is to enter into foreign currency forward exchange contracts and foreign currency swaps to manage the exposure to the US dollar. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties.

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

Signet’s market risk profile as of July 30, 2011 has not materially changed since January 29, 2011. The market risk profile as of January 29, 2011 is disclosed in Signet’s Fiscal 2011 Annual Report on Form 10-K, filed with the SEC on March 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2011.

Changes in Internal Control over Financial Reporting

During the second quarter of Fiscal 2012, there were no changes in Signet’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 10 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2011 Annual Report on Form 10-K.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1	Credit Agreement dated as of May 24, 2011 among Signet Group Limited, Signet Group Treasury Services, Inc., Signet Jewelers Limited, the Additional Borrowers from time to time party hereto, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, the investment banking division of Barclays Bank PLC, as Syndication Agent, and Fifth Third Bank, PNC Bank, National Association, RBS Citizens, N.A. and Standard Chartered Bank as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Signet Jewelers Limited’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2011).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

	By:	/S/ RONALD RISTAU
August 25, 2011		Ronald Ristau Chief Financial Officer