Form 10-Q
period 2011-10-29
SIGNET JEWELERS LTD
filed 2011-11-22
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 29, 2011 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-32349

Signet Jewelers Limited

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.18 par value, 86,905,781 shares as of November 16, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	13 weeks ended		39 weeks ended
	October 29, 2011 $million	October 30, 2010 $million	October 29, 2011 $million	October 30, 2010 $million	Notes
Sales	710.5	641.8	2,395.4	2,166.9	2
Cost of sales	(480.6)	(448.2)	(1,521.0)	(1,442.5)

Gross margin	229.9	193.6	874.4	724.4
Selling, general and administrative expenses	(219.6)	(201.5)	(707.9)	(643.7)
Other operating income, net	32.2	26.4	97.0	81.3

Operating income, net	42.5	18.5	263.5	162.0	2
Interest expense, net	(0.4)	(6.5)	(3.8)	(21.2)

Income before income taxes	42.1	12.0	259.7	140.8
Income taxes	(16.0)	(6.0)	(91.9)	(45.8)

Net income	26.1	6.0	167.8	95.0

Earnings per share – basic	$0.30	$0.07	$1.94	$1.11	5
– diluted	$0.30	$0.07	$1.93	$1.10	5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 29, 2011 $million	January 29, 2011 $million	October 30, 2010 $million	Notes
Assets
Current assets:
Cash and cash equivalents	349.6	302.1	414.9
Accounts receivable, net	891.2	935.9	769.5	6
Other receivables	27.5	38.2	22.2
Other current assets	97.7	79.2	77.8
Deferred tax assets	0.4	2.7	1.6
Income taxes recoverable	—	—	0.9
Inventories	1,414.0	1,184.2	1,297.4

Total current assets	2,780.4	2,542.3	2,584.3

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $678.0 million, $645.7 million and $631.8 million, respectively	385.8	379.0	389.6
Other assets	63.1	59.7	56.5
Deferred tax assets	102.2	86.0	114.0
Retirement benefit asset	32.6	22.8	3.2

Total assets	3,364.1	3,089.8	3,147.6	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	33.6	31.0	266.7
Accounts payable	195.1	125.9	179.3
Accrued expenses and other current liabilities	270.1	292.4	245.1	7
Deferred revenue	135.5	146.0	128.1	7
Deferred tax liabilities	108.3	77.1	97.7
Income taxes payable	30.0	38.6	—

Total current liabilities	772.6	711.0	916.9

Non-current liabilities:
Other liabilities	89.0	86.6	85.0
Deferred revenue	354.3	353.2	336.7	7

Total liabilities	1,215.9	1,150.8	1,338.6

Commitments and contingencies				10

Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 million shares, 86.9 million shares issued and outstanding (January 29, 2011: 86.2 million shares issued and outstanding; October 30, 2010: 85.7 million shares issued and outstanding)	15.6	15.5	15.4
Additional paid-in capital	217.2	196.8	178.5
Other reserves	235.2	235.2	235.2
Treasury shares	—	—	—
Retained earnings	1,821.4	1,662.3	1,556.9
Accumulated other comprehensive loss	(141.2)	(170.8)	(177.0)

Total shareholders’ equity	2,148.2	1,939.0	1,809.0

Total liabilities and shareholders’ equity	3,364.1	3,089.8	3,147.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended		39 weeks ended
	October 29, 2011 $million	October 30, 2010 $million	October 29, 2011 $million	October 30, 2010 $million
Cash flows from operating activities
Net income	26.1	6.0	167.8	95.0
Adjustments to reconcile net income to cash (used in)/provided by operating activities:
Depreciation of property, plant and equipment	22.3	23.8	67.3	71.3
Pension	(2.7)	(1.2)	(8.3)	(5.0)
Share-based compensation	5.3	3.2	12.3	7.7
Deferred taxation	4.6	16.4	2.2	20.1
Facility amendment fee amortization and charges	0.1	0.6	1.7	3.2
Other non-cash movements	(0.5)	(0.2)	(1.0)	(1.9)
Loss/(gain) on disposal of property, plant and equipment	0.1	—	0.1	(0.9)
Changes in operating assets and liabilities:
Decrease in accounts receivable	15.4	27.9	44.7	87.6
Decrease in other receivables and other assets	2.5	3.6	8.6	6.1
(Increase)/decrease in other current assets	(5.0)	(6.3)	3.4	1.8
Increase in inventories	(205.0)	(166.2)	(211.5)	(125.9)
Increase in accounts payable	49.4	63.9	60.2	112.0
Increase/(decrease) in accrued expenses and other liabilities	28.1	11.2	(17.7)	(20.5)
Decrease in deferred revenue	(5.4)	(7.0)	(9.4)	(10.9)
Decrease in income taxes payable	(14.5)	(33.1)	(8.4)	(43.6)
Effect of exchange rate changes on currency swaps	0.7	(0.3)	1.6	0.8

Net cash (used in)/provided by operating activities	(78.5)	(57.7)	113.6	196.9

Investing activities
Purchase of property, plant and equipment	(34.7)	(25.1)	(73.0)	(41.2)
Proceeds from sale of property, plant and equipment	—	—	—	1.7

Net cash used in investing activities	(34.7)	(25.1)	(73.0)	(39.5)

Financing activities
Proceeds from issue of common shares	1.2	1.0	5.6	2.0
Credit facility fees paid	(0.1)	(0.3)	(1.7)	(1.3)
Proceeds from/(repayment of) short-term borrowings	20.7	12.8	2.4	(6.5)
Repayment of long-term debt	—	—	—	(50.9)

Net cash provided by/(used in) financing activities	21.8	13.5	6.3	(56.7)

Effect of exchange rate changes on cash and cash equivalents	0.8	(1.2)	0.6	(2.0)
Cash and cash equivalents at beginning of period	440.2	485.4	302.1	316.2
(Decrease)/increase in cash and cash equivalents	(91.4)	(69.3)	46.9	100.7

Cash and cash equivalents at end of period	349.6	414.9	349.6	414.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common shares at par value $million	Additional paid-in capital $million	Other reserves $million	Treasury shares $million	Retained earnings $million	Accumulated other comprehensive loss $million	Total shareholders’ equity $million
Balance at January 29, 2011	15.5	196.8	235.2	—	1,662.3	(170.8)	1,939.0
Net income	—	—	—	—	167.8	—	167.8
Foreign currency translation	—	—	—	—	—	3.1	3.1
Changes in fair value of derivative instruments, net	—	—	—	—	—	25.8	25.8
Dividends	—	—	—	—	(8.7)		(8.7)
Pension plan, net	—	—	—	—	—	0.7	0.7
Share options exercised	0.1	5.5	—	—	—	—	5.6
Share-based compensation		14.9	—	—	—	—	14.9

Balance at October 29, 2011	15.6	217.2	235.2	—	1,821.4	(141.2)	2,148.2

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

Fiscal year

Signet’s fiscal year ends on the Saturday nearest to January 31. Fiscal 2011 is the year ended January 29, 2011 and Fiscal 2012 is the year ending January 28, 2012. Within these financial statements, the third quarter and the year to date of the relevant fiscal year refers to the 13 and 39 weeks ended October 29, 2011 and October 30, 2010, respectively.

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

New accounting pronouncements to be adopted in subsequent periods

Presentation of comprehensive income

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in either the other comprehensive income section of the comprehensive income statement or in the notes as US GAAP currently requires. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The adoption of ASU 2011-05 is not expected to have a material impact on Signet’s financial statements. Signet is in the process of determining its method of presentation.

Fair value measurements and disclosures

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 amends ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in US GAAP and International Financial Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. Signet does not believe that the adoption of this amendment will have a material impact on the financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Segment information

Signet’s sales are derived from the retailing of jewelry, watches, other products and services. Signet is managed as two geographical operating segments, being the US and UK divisions. These segments represent channels of distribution that offer similar merchandise and services and have similar marketing and distribution strategies. Both divisions are managed by executive committees, which report through a divisional Chief Executive to Signet’s Chief Executive Officer, who in turn reports to the Board. Each divisional executive committee is responsible for operating decisions within parameters set by the Board. The performance of each segment is regularly evaluated based on sales and operating income. The operating segments do not include certain central costs. There are no material transactions between the operating segments.

	13 weeks ended		39 weeks ended
	October 29, 2011 $million	October 30, 2010 $million	October 29, 2011 $million	October 30, 2010 $million
Sales:
US	563.0	497.0	1,944.0	1,737.2
UK	147.5	144.8	451.4	429.7

Total sales	710.5	641.8	2,395.4	2,166.9

Operating income/(loss), net:
US	56.4	25.7	287.0	174.8
UK	(5.0)	(1.6)	(2.4)	1.7
Unallocated(1)	(8.9)	(5.6)	(21.1)	(14.5)

Total operating income, net	42.5	18.5	263.5	162.0

	October 29, 2011 $million	January 29, 2011 $million	October 30, 2010 $million
Total assets:
US	2,660.8	2,345.5	2,438.1
UK	441.0	475.0	399.8
Unallocated(1)	262.3	269.3	309.7

Total assets	3,364.1	3,089.8	3,147.6

(1)	Unallocated principally relates to central costs and assets, which include corporate and general administrative functions.

3. Foreign currency translation

The exchange rates used in these condensed consolidated financial statements for the translation of UK pound sterling transactions and balances into US dollars are as follows:

	39 weeks ended October 29, 2011	52 weeks ended January 29, 2011		39 weeks ended October 30, 2010
Income statement (average rate)	1.62	1.55	(1)	1.53
Balance sheet (period end rate)	1.61	1.59		1.60

(1)	Not meaningful to these financial statements as the 52 week income statement is not presented.

The year to date average exchange rate is used to prepare the income statement for the 39 weeks ended October 29, 2011 and is calculated from the weekly average exchange rates weighted by sales of the UK division. The income statement for the 13 weeks ended October 29, 2011 is calculated as the difference between the income statement for the 39 weeks ended October 29, 2011 and the previously reported income statement for the 26 weeks ended July 30, 2011. Therefore, the third quarter’s income statement includes the impact of the change in the year to date exchange rates between these quarter ends.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Income taxes

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK and certain other foreign jurisdictions. Signet is subject to US federal and state examinations by tax authorities for tax years after November 1, 2008 and is subject to examination by the UK tax authority for tax years after January 31, 2009.

As of January 29, 2011, Signet had $9.0 million of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits related to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

During the 39 weeks ended October 29, 2011, agreement was reached with the Internal Revenue Service in respect of the treatment of certain financing arrangements and a cash settlement was paid of $2.1 million, excluding interest thereon. A benefit of $1.4 million has been recognized in income tax expense for the 39 weeks ended October 29, 2011 as a result of the reversal of a portion of the reserve for unrecognized tax benefits that had previously been recorded related to these financing arrangements.

Apart from the above, there has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 39 weeks ended October 29, 2011.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 29, 2011, Signet had accrued interest of $1.0 million and, after the payment of interest of $0.5 million in respect of the above cash settlement, the amount of accrued interest as of October 29, 2011 is $0.5 million.

Over the next twelve months, management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits that were recorded as of January 29, 2011, due to settlement of the uncertain tax positions with the tax authorities.

5. Shareholders’ equity and earnings per share

Share repurchase

On October 26, 2011, the Board of Directors announced that it had authorized a program to repurchase up to $300 million of Signet’s common shares (the “Repurchase Program”). The Repurchase Program will be funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares may be used by Signet for general corporate purposes. Repurchases may be made from time to time in the open market, through block trades or otherwise. The timing, manner, price and amount of any repurchases will be determined by Signet in its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The Repurchase Program may be commenced, suspended or discontinued at any time without notice. Reflecting Signet’s customary trading “quiet periods,” the Repurchase Program will be effective from January 16, 2012, and will last 24 months from that date.

Earnings per share

	13 weeks ended		39 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net income ($million)	26.1	6.0	167.8	95.0

Basic weighted average number of shares in issue (million)	86.3	85.7	86.2	85.6
Dilutive effect of share options (million)	0.8	0.6	0.8	0.6

Diluted weighted average number of shares in issue (million)	87.1	86.3	87.0	86.2

Earnings per share – basic	$0.30	$0.07	$1.94	$1.11
Earnings per share – diluted	$0.30	$0.07	$1.93	$1.10

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust and Treasury Shares, as such shares are not considered outstanding and do not qualify for dividends. The effect of this is to reduce the average number of shares in the 13 and 39 week periods ended October 29, 2011 by 586,724 and 568,182 shares, respectively (13 and 39 week periods ended October 30, 2010: 325,537 and 295,029 shares, respectively). The calculation of fully diluted earnings per share for the 13 and 39 week periods ended October 29, 2011 excludes options to purchase 614,508 and 412,664 shares, respectively (13 and 39 week periods ended October 30, 2010: 928,000 and 941,178 shares, respectively) on the basis that their effect on earnings per share was anti-dilutive.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Dividends

A quarterly cash dividend of $0.10 per share on Signet’s Common Shares was approved on August 24, 2011. As a result, $8.7 million has been recorded in accrued expenses and other current liabilities reflecting the dividend payable on November 28, 2011 to shareholders of record on October 28, 2011. In addition, this has been recorded as a non-cash transaction in the condensed consolidated statement of cash flows, as the Board of Directors declared a dividend for the third quarter of Fiscal 2012, which is not payable until the fourth quarter of Fiscal 2012.

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

The finance receivables are of similar characteristics and are evaluated collectively for impairment rather than evaluating each finance receivable on an individual basis. The allowance is an estimate of the losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is past due 90 days aged and more on a recency basis, as well as an allowance for those accounts that are current and past due less than 90 days aged based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

	October 29, 2011 $million	January 29, 2011 $million	October 30, 2010 $million
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	882.2	927.7	763.9
Other accounts receivable	9.0	8.2	5.6

Total accounts receivable, net	891.2	935.9	769.5

Other accounts receivable is comprised of gross accounts receivable relating to the insurance loss replacement business in the UK division of $9.6 million (January 29, 2011 and October 30, 2010: $8.7 million and $6.5 million, respectively), with a corresponding valuation allowance of $0.6 million (January 29, 2011 and October 30, 2010: $0.5 million and $0.9 million, respectively).

Allowance for Credit Losses on US Customer In-House Finance Receivables:

	October 29, 2011 $million	January 29, 2011 $million	October 30, 2010 $million
Beginning balance	(67.8)	(72.2)	(72.2)
Charge-offs	66.3	119.0	84.2
Recoveries	14.8	17.4	12.9
Provision	(85.5)	(132.0)	(89.5)

Ending balance	(72.2)	(67.8)	(64.6)
Ending receivable balance evaluated for impairment	954.4	995.5	828.5

US customer in-house finance receivables, net	882.2	927.7	763.9

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Credit Quality Indicator and Age Analysis of Past Due US Customer In-House Finance Receivables:

	October 29, 2011		January 29, 2011		October 30, 2010
	Gross $million	Valuation allowance $million	Gross $million	Valuation allowance $million	Gross $million	Valuation allowance $million
Performing:
Current	758.4	(23.6)	804.4	(24.3)	652.7	(19.3)
Past due less than 90 days aged	153.0	(5.6)	152.1	(4.5)	134.5	(4.0)
Non Performing:
Past due 90 days aged and more	43.0	(43.0)	39.0	(39.0)	41.3	(41.3)

	954.4	(72.2)	995.5	(67.8)	828.5	(64.6)

Amounts that are more than 90 days aged are placed on non-accrual status. For the 39 weeks ended October 29, 2011, Signet’s bad debt expense for total accounts receivable is net of recoveries of $14.8 million (52 weeks ended January 29, 2011 and 39 weeks ended October 30, 2010: $17.4 million and $12.9 million, respectively).

7. Deferred revenue and warranty reserve

Deferred revenue is comprised of extended service plans (“ESP”) and voucher promotions as follows:

	October 29, 2011 $million	January 29, 2011 $million	October 30, 2010 $million
ESP deferred revenue	484.5	481.1	458.4
Voucher promotions	5.3	18.1	6.4

Total deferred revenue	489.8	499.2	464.8

Disclosed as:
Current liabilities	135.5	146.0	128.1
Non-current liabilities	354.3	353.2	336.7

Total deferred revenue	489.8	499.2	464.8

In addition, other current assets include deferred direct costs in relation to the sale of ESP of $19.1 million as of October 29, 2011(January 29, 2011 and October 30, 2010: $18.8 million and $17.9 million, respectively). Other assets include the long-term portion of these deferred direct costs of $49.8 million as of October 29, 2011(January 29, 2011 and October 30, 2010: $49.2 million and $46.7 million, respectively).

	13 weeks ended		39 weeks ended
	October 29, 2011 $million	October 30, 2010 $million	October 29, 2011 $million	October 30, 2010 $million
ESP deferred revenue, beginning of period	490.5	465.9	481.1	458.3
Plans sold	33.3	29.7	119.9	110.6
Revenues recognized	(39.3)	(37.2)	(116.5)	(110.5)

ESP deferred revenue, end of period	484.5	458.4	484.5	458.4

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The warranty reserve for diamond and gemstone guarantees, included in accrued expenses and other current liabilities, is as follows:

	13 weeks ended		39 weeks ended
	October 29, 2011 $million	October 30, 2010 $million	October 29, 2011 $million	October 30, 2010 $million
Warranty reserve, beginning of period	12.7	12.6	13.0	12.3
Warranties expense	2.8	1.0	5.2	4.6
Utilized	(1.6)	(0.8)	(4.3)	(4.1)

Warranty reserve, end of period	13.9	12.8	13.9	12.8

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

The main external source for funding at October 29, 2011 was a $400 million senior unsecured multi-currency five year revolving credit agreement dated May 24, 2011, under which there were no borrowings as of October 29, 2011. At January 29, 2011 and October 30, 2010, the previous $300 million unsecured multi-currency revolving credit facility was in place, under which there were no borrowings as of January 29, 2011 and October 30, 2010 (see Note 12). At October 30, 2010, borrowings of $229.1 million were outstanding under the US Private Placement Notes, which were prepaid in full on November 26, 2010.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest rate risk

Signet’s operations had been financed principally by fixed rate notes under the US Private Placement Notes until they were prepaid in full on November 26, 2010. On October 28, 2010, Signet entered into an interest rate protection agreement in relation to this prepayment, that required the payment of a premium determined by the ‘Make Whole’ provision in the agreement governing the US Private Placement Notes. The ‘Make Whole’ was determined by reference to medium term US Treasury yields on November 23, 2010, the date the ‘Make Whole’ was determined.

The notional value of the interest rate protection agreement was $267.9 million and as of October 30, 2010, the fair value of the agreement was $0.0 million. The agreement terminated on November 23, 2010. In the future, Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rate on its cash or borrowings. There were no interest rate protection agreements outstanding at January 29, 2011 or October 29, 2011.

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

Derivatives

Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of October 29, 2011 was $44.5 million (January 29, 2011 and October 30, 2010: $39.5 million and $46.9 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 18 months (January 29, 2011 and October 30, 2010: 12 months and 15 months, respectively).

Signet enters into forward purchase contracts and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of October 29, 2011 was $241.4 million (January 29, 2011 and October 30, 2010: $154.3 million and $75.3 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 16 months (January 29, 2011 and October 30, 2010: 12 months and 15 months, respectively).

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

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of October 29, 2011, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Derivative assets
		Fair value
	Balance sheet location	October 29, 2011 $million	January 29, 2011 $million	October 30, 2010 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	0.2	0.2	0.3
Foreign currency contracts	Other assets	0.1	—	—
Commodity contracts	Other current assets	23.9	2.4	6.9
Commodity contracts	Other assets	1.2	—	—

		25.4	2.6	7.2

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.1	—	—

		0.1	—	—

Total derivative assets		25.5	2.6	7.2

	Derivative liabilities
		Fair value
	Balance sheet location	October 29, 2011 $million	January 29, 2011 $million	October 30, 2010 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.4)	(0.6)	(0.8)
Foreign currency contracts	Other liabilities	—	—	(0.2)
Commodity contracts	Other current liabilities	(0.4)	(2.5)	—
Commodity contracts	Other liabilities	(0.3)	—	—

		(1.1)	(3.1)	(1.0)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(1.5)	—	(0.4)

		(1.5)	—	(0.4)

Total derivative liabilities		(2.6)	(3.1)	(1.4)

The following tables summarize the effect of derivative instruments on the condensed consolidated income statements:

	Amount of gain/(loss) in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended			13 weeks ended
	October 29, 2011 $million	October 30, 2010 $million		October 29, 2011 $million	October 30, 2010 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	1.6	(1.0)	Cost of sales	0.1	1.0
Commodity contracts	16.8	10.6	Cost of sales	4.1	3.0

Total	18.4	9.6		4.2	4.0

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Amount of gain/(loss) in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	39 weeks ended			39 weeks ended
	October 29, 2011 $million	October 30, 2010 $million		October 29, 2011 $million	October 30, 2010 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	0.9	(0.5)	Cost of sales	—	3.9
Commodity contracts	49.9	17.0	Cost of sales	10.5	10.1

Total	50.8	16.5		10.5	14.0

The ineffective portion of hedging instruments taken into other operating income, net in the 13 and 39 weeks ended October 29, 2011 was $0.0 million and a $0.4 million gain, respectively (13 and 39 weeks ended October 30, 2010: $0.0 million and a $0.4 million gain, respectively).

	Amount of gain/(loss) recognized in income on derivatives		Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
	13 weeks ended			39 weeks ended
	October 29, 2011 $million	October 30, 2010 $million		October 29, 2011 $million	October 30, 2010 $million
Derivatives not designated as hedging instruments:
Foreign currency contracts	(1.0)	0.1	Other operating income, net	(0.3)	(0.4)

Total	(1.0)	0.1		(0.3)	(0.4)

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

Level 1 - quoted market prices in active markets for identical assets and liabilities

Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 - unobservable inputs that are not corroborated by market data

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	October 29, 2011 $million		January 29, 2011 $million		October 30, 2010 $million
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Assets:
Forward foreign currency contracts and swaps	0.4	0.4	0.2	0.2	0.3	0.3
Forward commodity contracts	25.1	25.1	2.4	2.4	6.9	6.9
Liabilities:
Loans	—	—	—	—	(266.7)	(311.9)
Forward foreign currency contracts and swaps	(1.9)	(1.9)	(0.6)	(0.6)	(1.4)	(1.4)
Forward commodity contracts	(0.7)	(0.7)	(2.5)	(2.5)	—	—

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, current foreign currency forward rates or current commodity forward rates. These are held as assets and liabilities within other receivables and other payables, and all contracts have a maturity of less than 18 months. At October 30, 2010, Signet held $229.1 million of US Private Placement Notes. The fair value of this debt was determined by discounting to present value of the known future coupon rate and final Note redemption amounts at market yields as of the balance sheet date. These US Private Placement Notes were paid in full as of November 26, 2010 (see Note 12). The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts.

9. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”). The components of net periodic pension cost were as follows:

	13 weeks ended		39 weeks ended
	October 29, 2011 $million	October 30, 2010 $million	October 29, 2011 $million	October 30, 2010 $million
Components of net periodic benefit cost:
Service cost	1.1	1.3	3.6	3.9
Interest cost	2.7	2.6	8.1	7.5
Expected return on UK Plan assets	(3.5)	(3.2)	(10.5)	(9.2)
Amortization of unrecognized prior service credit	(0.2)	(0.2)	(0.7)	(0.7)
Amortization of unrecognized actuarial loss	0.7	1.2	2.0	3.5

Net periodic benefit cost	0.8	1.7	2.5	5.0

For the 39 weeks ended October 29, 2011, Signet contributed $10.8 million to the UK Plan and expects to contribute a minimum aggregate of $14.5 million at current exchange rates to the UK Plan in Fiscal 2012. These contributions are in accordance with a deficit recovery plan that was in response to the funding deficit indicated by the April 5, 2009 actuarial valuation.

10. Commitments and contingencies

Legal proceedings

In March 2008, private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in the U.S. District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities. In June 2008, the District Court referred the matter to private arbitration where the plaintiffs sought to proceed on a class-wide basis. In June 2009, the arbitrator ruled that the arbitration agreements allowed the plaintiff to proceed on a class-wide basis and seek class certification. Sterling challenged the ruling and the District Court vacated the arbitrator’s decision in July 2010. The plaintiffs appealed that order to the U.S. Court of Appeals for the Second Circuit. On July 1, 2011, the Second Circuit reversed the District Court’s decision and instructed the District Court to confirm the Arbitrator’s Award. On July 15, 2011, Sterling filed a petition for rehearing en banc of the Second Circuit panel’s decision, which was denied on September 6. Sterling plans to appeal the Second Circuit’s decision to the U.S. Supreme Court. Sterling’s petition seeking authorization to appeal is due on December 5, 2011.

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

11. Share-based compensation expense

Signet recorded share-based compensation expense related to the Omnibus Plans and Saving Share Plans of $5.3 million and $12.3 million for the 13 and 39 weeks ended October 29, 2011, respectively ($3.2 million and $7.7 million for the 13 and 39 weeks ended October 30, 2010, respectively).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Loans, overdrafts and long-term debt

In May 2011, Signet entered into a $400 million senior unsecured multi-currency five year revolving credit facility agreement (the “Agreement”). This Agreement replaced Signet’s previous revolving credit facility, which was due to expire in June 2013. The Agreement contains an expansion option that, with the consent of the lenders or the addition of new lenders, and subject to certain conditions, availability under the Agreement may be increased by an additional $200 million at the request of Signet. The Agreement has a five year term and matures in May 2016, at which time all amounts outstanding under the Agreement will be due and payable. The Agreement also contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Agreement requires that Signet maintain at all times a “Leverage Ratio” (as defined in the Agreement) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the Agreement) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of Signet for the trailing twelve months.

As a result of the early termination of the previous credit facility, Signet incurred a write-off of $1.3 million of unamortized deferred financing fees during the second quarter of Fiscal 2012. There were no loans outstanding under this facility at termination. At October 29, 2011, there were no amounts outstanding under the Agreement, with no intra-period borrowings. Signet had stand-by letters of credit of $8.5 million as of October 29, 2011. In addition, as of January 29, 2011 and October 30, 2010, there were no amounts outstanding or significant intra-period fluctuations as it related to the previous credit facility. Signet had stand-by letters of credit of $5.5 million and $5.5 million as of January 29, 2011 and October 30, 2010, respectively.

Signet made a prepayment to its US Private Placement Note Holders on March 9, 2010 of $50.9 million. Following this prepayment, there were $229.1 million of US Private Placement Notes outstanding. The remaining US Private Placement Notes were prepaid in full on November 26, 2010.

13. Comprehensive income

The components of comprehensive income are shown below:

	13 weeks ended		39 weeks ended
	October 29, 2011 $million	October 30, 2010 $million	October 29, 2011 $million	October 30, 2010 $million
Net income	26.1	6.0	167.8	95.0
Foreign currency translation	(4.6)	3.6	3.1	(2.3)
Changes in fair value of derivative instruments	14.4	5.6	40.3	2.5
Pension plan	0.5	1.0	1.3	2.8
Deferred tax on items recognized in equity	(5.2)	(2.3)	(15.1)	(1.8)

Comprehensive income	31.2	13.9	197.4	96.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Signet is a leading specialty retail jeweler, with stores in the US, UK, Republic of Ireland and Channel Islands. Signet manages its business as two geographical segments, being the US and the UK divisions.

In the US, Signet operated 1,324 stores in 50 states at October 29, 2011. Its store brands are located nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores are operated nationwide as Jared The Galleria Of Jewelry (“Jared”).

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

In the UK, Signet’s store brands are “H.Samuel,” “Ernest Jones,” and “Leslie Davis,” which are situated in prime “High Street” locations (main shopping thoroughfares with high pedestrian traffic) or major shopping malls. The UK division operated 536 stores at October 29, 2011, including 14 stores in the Republic of Ireland and 3 in the Channel Islands.

It is intended that the Board will announce the details of the fourth quarter dividend at the time of the Holiday Trading Statement, currently scheduled for January 10, 2012.

Non-GAAP measures

Signet provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitute for, financial information prepared in accordance with US GAAP.

Exchange translation impact:

Signet has historically used constant exchange rates to compare period-to-period changes in certain financial data. Management considers this a useful measure for analyzing and explaining changes and trends in Signet’s results. The impact of the re-calculation, including a reconciliation to Signet’s US GAAP results, is analyzed below.

	13 weeks ended		Change	Impact of exchange rate movement $million	13 weeks ended October 30, 2010 at constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non- GAAP)
	October 29, 2011 $million	October 30, 2010 $million
US	563.0	497.0	13.3%	—	497.0	13.3%
UK	147.5	144.8	1.9%	4.5	149.3	(1.2)%

Sales	710.5	641.8	10.7%	4.5	646.3	9.9%
Cost of sales	(480.6)	(448.2)	7.2%	(3.4)	(451.6)	6.4%

Gross margin	229.9	193.6	18.8%	1.1	194.7	18.1%
Selling, general and administrative expenses	(219.6)	(201.5)	9.0%	(1.5)	(203.0)	8.2%
Other operating income, net	32.2	26.4	22.0%	—	26.4	22.0%

Operating income, net	42.5	18.5	129.7%	(0.4)	18.1	134.8%
Interest expense, net	(0.4)	(6.5)	93.8%	—	(6.5)	93.8%

Income before income taxes	42.1	12.0	250.8%	(0.4)	11.6	262.9%
Income taxes	(16.0)	(6.0)	166.7%	0.2	(5.8)	175.9%

Net income	26.1	6.0	335.0%	(0.2)	5.8	350.0%

Earnings per share – basic	$0.30	$0.07	328.6%	—	$0.07	328.6%
Earnings per share – diluted	$0.30	$0.07	328.6%	—	$0.07	328.6%
Operating income/(loss), net
US	56.4	25.7	119.5%	—	25.7	119.5%
UK	(5.0)	(1.6)	212.5%	(0.1)	(1.7)	194.1%
Unallocated(1)	(8.9)	(5.6)	58.9%	(0.3)	(5.9)	50.8%

Operating income, net	42.5	18.5	129.7%	(0.4)	18.1	134.8%

	39 weeks ended		Change	Impact of exchange rate movement $million	39 weeks ended October 30, 2010 at constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non- GAAP)
	October 29, 2011 $million	October 30, 2010 $million
US	1,944.0	1,737.2	11.9%	—	1,737.2	11.9%
UK	451.4	429.7	5.0%	25.3	455.0	(0.8)%

Sales	2,395.4	2,166.9	10.5%	25.3	2,192.2	9.3%
Cost of sales	(1,521.0)	(1,442.5)	5.4%	(18.5)	(1,461.0)	4.1%

Gross margin	874.4	724.4	20.7%	6.8	731.2	19.6%
Selling, general and administrative expenses	(707.9)	(643.7)	10.0%	(7.6)	(651.3)	8.7%
Other operating income, net	97.0	81.3	19.3%	—	81.3	19.3%

Operating income, net	263.5	162.0	62.7%	(0.8)	161.2	63.5%
Interest expense, net	(3.8)	(21.2)	82.1%	—	(21.2)	82.1%

Income before income taxes	259.7	140.8	84.4%	(0.8)	140.0	85.5%
Income taxes	(91.9)	(45.8)	100.7%	0.3	(45.5)	102.0%

Net income	167.8	95.0	76.6%	(0.5)	94.5	77.6%

Earnings per share – basic	$1.94	$1.11	74.8%	(0.1)	$1.10	76.4%
Earnings per share – diluted	$1.93	$1.10	75.5%	—	$1.10	75.5%
Operating income/(loss), net
US	287.0	174.8	64.2%	—	174.8	64.2%
UK	(2.4)	1.7	(241.2)%	0.1	1.8	(233.3)%
Unallocated(1)	(21.1)	(14.5)	45.5%	(0.9)	(15.4)	37.0%

Operating income, net	263.5	162.0	62.7%	(0.8)	161.2	63.5%

(1)	Unallocated principally relates to central costs, which include corporate and general administrative functions.

Net cash:

Net cash is a non-GAAP measure defined as cash and cash equivalents less the total of loans, overdrafts and long term debt. Management considers that it is helpful in providing an understanding of the indebtedness of the business.

	October 29, 2011 $million	January 29, 2011 $million	October 30, 2010 $million
Long-term debt	—	—	—
Loans and overdrafts	(33.6)	(31.0)	(266.7)

	(33.6)	(31.0)	(266.7)
Cash and cash equivalents	349.6	302.1	414.9

Net cash	316.0	271.1	148.2

Free cash flow:

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

	13 weeks ended		39 weeks ended
	October 29, 2011 $million	October 30, 2010 $million	October 29, 2011 $million	October 30, 2010 $million
Net cash (used in)/provided by operating activities	(78.5)	(57.7)	113.6	196.9
Net cash used in investing activities	(34.7)	(25.1)	(73.0)	(39.5)

Free cash flow	(113.2)	(82.8)	40.6	157.4

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2011(1) Annual Report on Form 10-K.

In the third quarter of Fiscal 2012, the business continued to utilize its competitive strengths and strong balance sheet to improve sales and enhance operating margins. The consumer environment in the US continued to be stronger than in the UK, which remained challenging. The potential impact of volatility in the financial markets on sales continues to be monitored.

Third Quarter Highlights (“third quarter” is the 13 weeks ended October 29, 2011)

•	Same store sales: up 10.6%, US division up 13.9%

•	Income before income taxes: $42.1 million, up $30.1 million

•	Basic and diluted earnings per share: both $0.30, up $0.23

Year To Date Highlights (the 39 weeks ended October 29, 2011)

•	Same store sales: up 10.2%, US division up 12.8%

•	Income before income taxes: $259.7 million, up $118.9 million, or 84.4%

•	Basic and diluted earnings per share: $1.94 and $1.93, up $0.83, an increase of 74.8% and 75.5%, respectively

(1)	Fiscal 2011 is the year ended January 29, 2011 and Fiscal 2012 is the year ending January 28, 2012.

Certain operating data as a percentage of sales were as follows:

Operating Data

	Third Quarter		Year To Date
	Fiscal 2012%	Fiscal 2011%	Fiscal 2012%	Fiscal 2011%
Sales	100.0	100.0	100.0	100.0
Cost of sales	(67.6)	(69.8)	(63.5)	(66.6)

Gross margin	32.4	30.2	36.5	33.4
Selling, general and administrative expenses	(30.9)	(31.4)	(29.6)	(29.7)
Other operating income, net	4.5	4.1	4.1	3.8

Operating income, net	6.0	2.9	11.0	7.5
Interest expense, net	(0.1)	(1.0)	(0.2)	(1.0)

Income before income taxes	5.9	1.9	10.8	6.5
Income taxes	(2.2)	(1.0)	(3.8)	(2.1)

Net income	3.7	0.9	7.0	4.4

Sales

In the third quarter of Fiscal 2012, same store sales were up 10.6%, compared to an increase of 7.2% in the third quarter last year. Total sales were $710.5 million in the third quarter (13 weeks ended October 30, 2010: $641.8 million), up $68.7 million or 10.7%. Sales increased by 9.9% at constant exchange rates; non-GAAP measure, discussed herein. The breakdown of the sales performance is set out in the table below.

	Third Quarter Fiscal 2012
	US	UK	Signet
Sales, million	$563.0	$147.5	$710.5
% of total	79.2%	20.8%	100.0%

	US %	UK %	Signet %

Change in same store sales	13.9	(0.5)	10.6
Change in store space	(0.6)	(0.7)	(0.7)

Total change in sales at constant exchange rates(1)	13.3	(1.2)	9.9
Exchange translation impact	—	3.1	0.8

Change in total sales as reported	13.3	1.9	10.7

(1)	Non-GAAP measure, discussed herein.

In the third quarter of Fiscal 2012, the US division’s sales were $563.0 million (13 weeks ended October 30, 2010: $497.0 million) up $66.0 million or 13.3%, and same store sales rose 13.9% compared to a increase of 9.7% in the third quarter last year. In the third quarter of Fiscal 2012, the US division benefited from its competitive strengths and a recovery in the jewelry market. The bridal category and branded differentiated and exclusive products continued to perform well. The average unit selling price, excluding the charm bracelet category rose 12.4%, as consumers purchased more expensive items partly reflecting price increases implemented to offset higher commodity costs. Jared average unit selling price and same store sales were favorably impacted by $76 and 8.3%, respectively, as a result of a one-time watch promotion. See table below for analysis of sales growth.

			Change from previous year
Third quarter Fiscal 2012	Sales	Average unit selling price(1)	Total sales	Same store sales	Average unit selling price(1)
Kay	$314.3m	$449	13.8%	13.0%	8.7%
Jared	$194.6m	$1,055	18.4%	18.3%	21.7%
Regional brands	$54.1m	$443	(3.9)%	4.3%	7.3%

US division	$563.0m	$544	13.3%	13.9%	12.4%

(1)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.

In the third quarter of Fiscal 2012, the UK division’s sales were $147.5 million (13 weeks ended October 30, 2010: $144.8 million), up $2.7 million or 1.9%. Sales fell 1.2% at constant exchange rates; non-GAAP measure, discussed herein. Same store sales were down 0.5%, compared to a decline of 0.6% in the prior year period. However, the UK consumer environment remained challenging, with consumer’s disposable income falling. The gold rings and the fashion watch category continued to perform well. In the third quarter, average unit selling price, excluding the charm bracelet category, increased by 6.5%, primarily reflecting the impact of price increases implemented to largely counter pressure on gross merchandise margin. See table below for analysis of sales growth.

				Change from previous year
Third quarter Fiscal 2012	Sales	Average Unit selling price(1)(2)	Total sales	Total sales at constant exchange rates(3)(4)	Same store sales	Average unit selling price(2)
H.Samuel	$78.3m	£61	3.0%	(0.2)%	0.0%	5.2%
Ernest Jones(5)	$69.2m	£300	0.9%	(2.4)%	(1.1)%	12.4%

UK division	$147.5m	£99	1.9%	(1.2)%	(0.5)%	6.5%

(1)	The average unit selling price(2) in the third quarter for H.Samuel was $99, for Ernest Jones was $486 and for the UK division was $160.
(2)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.
(3)	Non-GAAP measure, discussed herein.
(4)	The exchange translation impact on the total sales of H.Samuel was 3.2% and for Ernest Jones was 3.0%.
(5)	Includes stores selling under the Leslie Davis nameplate.

In the year to date, same store sales increased 10.2%, compared to a rise of 5.8% in the comparable period last year. In the year to date, total sales were $2,395.4 million (39 weeks ended October 30, 2010: $2,166.9), up $228.5 million or 10.5%. The increase at constant exchange rates was 9.3%; non-GAAP measure, discussed herein. The breakdown of the sales performance is set out in the table below.

	Year To Date Fiscal 2012
	US	UK	Signet
Sales, million	$1,944.0	$451.4	$2,395.4
% of total	81.2%	18.8%	100.0%

	US %	UK %	Signet %

Change in same store sales	12.8	0.4	10.2
Change in store space	(0.9)	(1.2)	(0.9)

Total change in sales at constant exchange rates(1)(2)	11.9	(0.8)	9.3
Exchange translation impact(2)	—	5.8	1.2

Change in total sales as reported	11.9	5.0	10.5

(1)	Non-GAAP measure, discussed herein.
(2)	The average US dollar to pound sterling exchange rate for the 39 weeks ended October 29, 2011 was $1.62 (39 weeks ended October 30, 2010: $1.53).

In the year to date, the US division’s sales were $1,944.0 million (39 weeks ended October 30, 2010: $1,737.2 million), up $206.8 million or 11.9%. Same store sales rose 12.8% compared to a rise of 7.5% in the prior year period. See table below for analysis of sales growth.

			Change from previous year
Year to date Fiscal 2012	Sales	Average unit selling price(1)	Total sales	Same store sales	Average unit selling price(1)
Kay	$1,117.2m	$393	13.5%	13.6%	11.6%
Jared	$636.2m	$889	14.4%	14.0%	12.2%
Regional brands	$190.6m	$403	(3.3)%	4.4%	11.3%

US division	$1,944.0m	$468	11.9%	12.8%	12.8%

(1)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.

In the year to date, the UK division’s sales were $451.4 million (39 weeks ended October 30, 2010: $429.7 million), up $21.7 million or 5.0%, down 0.8% at constant exchange rates; non-GAAP measure, discussed herein. Same store sales increased 0.4%, compared to a decline of 0.5% in the prior year period. The average unit selling price, excluding the charm bracelet category, increased 6.5%, primarily reflecting the impact of price increases implemented to largely counter pressure on gross merchandise margin. See table below for analysis of sales growth.

				Change from previous year
Year to date Fiscal 2012	Sales	Average Unit selling price(1)(2)	Total sales	Total sales at constant exchange rates(3)(4)	Same store sales	Average unit selling price(2)
H.Samuel	$239.2m	£61	6.9%	1.0%	2.0%	7.0%
Ernest Jones(5)	$212.2m	£284	3.2%	(2.6)%	(1.4)%	9.2%

UK division	$451.4m	£98	5.0%	(0.8)%	0.4%	6.5%

(1)	The average unit selling price(2) year to date for H.Samuel was $99, for Ernest Jones was $460 and for the UK division was $159.
(2)	Excludes the charm bracelet category, a product with an average unit selling price considerably lower, and a multiple purchase and frequency of purchase much greater, than products historically sold by the division.
(3)	Non-GAAP measure, discussed herein.
(4)	The exchange translation impact on the total sales of H.Samuel was 5.9% and for Ernest Jones was 5.8%.
(5)	Includes stores selling under the Leslie Davis nameplate.

Cost of sales and gross margin

In the third quarter of Fiscal 2012, gross margin was $229.9 million (13 weeks ended October 30, 2010: $193.6 million), up $36.3 million or 18.8%. The gross margin rate increased 220 basis points over the Fiscal 2011 period, see Operating Data table above, primarily benefiting from leverage of store occupancy costs in the US and UK divisions. In addition, gross margin also benefited from an improved net bad debt to total sales ratio in the US division compared to the third quarter of Fiscal 2011. The net bad debt to total US sales ratio was 5.4% (13 weeks ended October 30, 2010: 5.9%), reflecting a continuation of the improved receivables performance. The average monthly collection rate was 12.2% in the third quarter (13 weeks ended October 30, 2010: 12.1%). In-house customer finance participation in the US division was 61.3% (13 weeks ended October 31, 2010: 60.0%). US net accounts receivable at October 29, 2011 was $882.2 million (October 30, 2010: $763.9 million), primarily reflecting higher sales in the US division. Total gross merchandise margin was down by 50 basis points, with the US division down 40 basis points and the UK division down 80 basis points. Gross merchandise margin was impacted by the higher cost of commodities and a one-time watch promotion in the US division, largely offset by price increases.

Year to date, gross margin was $874.4 million (39 weeks ended October 30, 2010: $724.4 million), up $150.0 million or 20.7%. The gross margin rate increased 310 basis points over the comparable prior year period, see Operating Data table above. Gross margin benefited from leverage of store occupancy costs in the US and UK divisions, as well as an improved net bad debt to total sales ratio in the US division. In the US division, the year to date net bad debt to total US sales ratio was 3.6% (39 weeks ended October 30, 2010: 4.4%). The year to date credit participation was 57.2% (39 weeks ended October 30, 2010: 55.7%). The year to date average monthly collection rate was 12.9% (39 weeks ended October 30, 2010: 12.8%).

Selling, general and administrative expenses

For the third quarter of Fiscal 2012, selling, general and administrative expenses were $219.6 million (13 weeks ended October 30, 2010: $201.5 million), up $18.1 million or 9.0%. The major reasons for the increase were as follows: increased net advertising investment of $3.7 million; $1.5 million attributable to currency fluctuations; $1.1 million to higher 401(k) contributions; $7.1 million of the remaining increase was as a result of store staff costs, which flexed with sales, and the balance primarily reflected increased investment in IT, credit infrastructure, and incentive compensation expense.

On a year to date basis, selling, general and administrative expenses were $707.9 million (39 weeks ended October 30, 2010: $643.7 million), up $64.2 million or 10.0%. The major reasons for the increased expenses were as follows: increased net advertising investment of $14.0 million; $7.6 million attributable to currency fluctuations; $4.1 million to higher 401(k) contributions; $22.8 million of the remaining increase was as a result of store staff costs, which flexed with sales, and the balance primarily reflected increased investment in IT, credit infrastructure and incentive compensation expense.

Other operating income, net

In the third quarter of Fiscal 2012, other operating income increased by $5.8 million to $32.2 million (13 weeks ended October 30, 2010: $26.4 million), up 22.0%. This reflected increased interest income earned from higher outstanding receivables balances.

Other operating income was $97.0 million on a year to date basis (39 weeks ended October 30, 2010: $81.3 million), up $15.7 million or 19.3%.

Operating income, net

In the third quarter of Fiscal 2012, net operating income was $42.5 million (13 weeks ended October 30, 2010: $18.5 million), up $24.0 million, an increase of 129.7% over the third quarter of Fiscal 2011. Operating margin was 6.0% (13 weeks ended October 30, 2010: 2.9%).

In the third quarter of Fiscal 2012, the US division’s net operating income increased by $30.7 million to $56.4 million (13 weeks ended October 30, 2010: $25.7 million), an increase of 119.5%. The US division’s operating margin in the third quarter was 10.0% (13 weeks ended October 30, 2010: 5.2%), up 480 basis points. In the UK division, net operating loss was $5.0 million in the third quarter (13 weeks ended October 30, 2010: $1.6 million loss), an increase in loss of $3.4 million. The UK division’s operating margin in the third quarter was -3.4% (13 weeks ended October 30, 2010: -1.1%), down 230 basis points.

For the year to date, net operating income increased $101.5 million, or 62.7%, to $263.5 million (39 weeks ended October 30, 2010: $162.0 million). Operating margin was 11.0% for the year to date (39 weeks ended October 30, 2010: 7.5%). The US division’s net operating income increased $112.2 million to $287.0 million (39 weeks ended October 30, 2010: $174.8 million), an increase of 64.2%. The US division’s operating margin was 14.8% (39 weeks ended October 30, 2010: 10.1%), up 470 basis points. For the year to date in the UK division, net operating loss was $2.4 million (39 weeks ended October 30, 2010: $1.7 million income), a deterioration of $4.1 million. The UK division’s operating margin was -0.5% (39 weeks ended October 30, 2010: 0.4%), down 90 basis points.

Interest expense, net

In the third quarter of Fiscal 2012, net interest expense was $0.4 million (13 weeks ended October 30, 2010: $6.5 million). For the year to date, net interest expense was $3.8 million (39 weeks ended October 30, 2010: $21.2 million) and includes a write off of $1.3 million of unamortized deferred financing fees related to the termination of prior revolving credit facility. The decrease in interest expense primarily reflects the prepayment of the US Private Placement Notes in Fiscal 2011 that incurred a blended fixed rate of interest of 8%.

Income before income taxes

For the third quarter of Fiscal 2012, income before income taxes was $42.1 million (13 weeks ended October 30, 2010: $12.0 million), an increase of $30.1 million or 250.8%. For the year to date, income before income taxes was up $118.9 million to $259.7 million (39 weeks ended October 30, 2010: $140.8 million), an increase of 84.4%.

Income taxes

In the third quarter of Fiscal 2012, income tax expense was $16.0 million (13 weeks ended October 30, 2010: $6.0 million), reflecting higher income before income taxes.

For the 39 weeks ended October 29, 2011, income tax expense was $91.9 million (39 weeks ended October 30, 2010: $45.8 million), being an effective tax rate of 35.4% (39 weeks ended October 30, 2010: 32.5%). The increase in the effective tax rate was due to a greater proportion of US income, which is taxed at higher rates, and the favorable resolution at a higher level of non-recurring tax issues in the prior fiscal year. The anticipated effective tax rate for Fiscal 2012 is approximately 35.4%.

Net income

For the third quarter of Fiscal 2012, net income was $26.1 million (13 weeks ended October 30, 2010: $6.0 million), up $20.1 million, an increase of 335.0%. For the year to date, net income was $167.8 million (39 weeks ended October 30, 2010: $95.0 million), up $72.8 million, an increase of 76.6%.

Earnings per share

Basic and diluted earnings per share were both $0.30 per share for the third quarter (13 weeks ended October 30, 2010: both $0.07), up $0.23, an increase of 328.6%. In the year to date, basic and diluted earnings per share were $1.94 and $1.93 per share, respectively, both up $0.83 (39 weeks ended October 30, 2010: $1.11 and $1.10 per share, respectively), an increase of 74.8% and 75.5%, respectively, from the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•	Free cash flow(1) of $40.6 million for the 39 weeks ended October 29, 2011;

•	Net cash(1) of $316.0 million at October 29, 2011 compared to net cash(1) of $148.2 million at October 30, 2010 and $271.1 million at January 29, 2011.

(1)	Non-GAAP measure, discussed herein.

Set out in the table below is a summary of Signet’s cash flows activity for the year to date for Fiscal 2012 and Fiscal 2011.

	39 weeks ended
	October 29, 2011	October 30, 2010
	$million	$million
Summary cash flow
Net cash provided by operating activities	113.6	196.9
Net cash used in investing activities	(73.0)	(39.5)
Net cash provided by/(used in) financing activities	6.3	(56.7)

Increase in cash and cash equivalents	46.9	100.7
Cash and cash equivalents at beginning of period	302.1	316.2
Effect of exchange rate changes on cash and cash equivalents	0.6	(2.0)

Cash and cash equivalents at end of period	349.6	414.9

Operating activities

During the 39 weeks ended October 29, 2011, net cash provided by operating activities was $113.6 million (39 weeks ended October 30, 2010: $196.9 million). Net income increased $72.8 million to $167.8 million, reflecting the improved operating performance of the business. Adjustments to reconcile net income to cash provided by operating activities were $74.3 million compared to $94.5 million in the prior year primarily reflecting lower deferred taxation adjustments. Changes in operating assets and liabilities resulted in a reduction in cash flow of $128.5 million (39 weeks ended October 30, 2010: an increase of $7.4 million). The reasons for this change are primarily an increase in inventories reflecting seasonality and higher commodity costs partially offset by improved inventory efficiency, a smaller decrease of accounts receivable mainly reflecting seasonal collection patterns, partly offset by sales growth, and other movements in operating assets and liabilities, including a seasonal decrease in accrued expenses and other liabilities and a lower increase in accounts payable than the prior year, principally due to timing differences.

Investing activities

In the 39 weeks ended October 29, 2011, net cash used in investing activities was $73.0 million (39 weeks ended October 30, 2010: $39.5 million). Capital expenditures in the US division were $59.7 million (39 weeks ended October 30, 2010: $33.5 million) and in the UK division were $13.1 million (39 weeks ended October 30, 2010: $6.0 million), reflecting planned increases.

Stores opened and closed in the 39 weeks ended October 29, 2011, together with planned changes for the balance of Fiscal 2012, are set out in the tables below.

US Division

	Kay mall(1)	Kay off-mall	Regional brands	Jared(2)	Total	Annual net space change
January 29, 2011	780	128	229	180	1,317	(2)%
Opened	8	10	—	1	19
Closed	(5)	(1)	(6)	—	(12)

October 29, 2011	783	137	223	181	1,324
Openings, planned	1	1	—	2	4
Closures, forecast	(3)	(4)	(16)	—	(23)

January 28, 2012	781	134	207	183	1,305	0%

(1)	Includes stores in downtown locations.
(2)	A Jared store is equivalent in size to about four mall stores.

UK Division

	H.Samuel	Ernest Jones(1)		Total	Annual net space change
January 29, 2011	338	202		540	(2)%
Opened	2 (2)	2		4
Closed	(2)	(6	)(2)	(8)

October 29, 2011	338	198		536
Openings, planned	—	—		—
Closures, forecast	(5)	(1)		(6)

January 28, 2012	333	197		530	(1)%

(1)	Includes stores selling under the Leslie Davis nameplate.
(2)	Includes one Ernest Jones store rebranded as H.Samuel.

Free cash flow

In the 39 weeks ended October 29, 2011, positive free cash flow was $40.6 million (39 weeks ended October 30, 2010: $157.4 million); non-GAAP measure, discussed herein. The increase in net income adjusted for non-cash items was offset by a lower inflow from changes in operating assets and liabilities.

Financing activities

During the 39 weeks ended October 29, 2011, $5.6 million (39 weeks ended October 30, 2010: $2.0 million) was received for the issuance of Common Shares pursuant to Signet’s equity compensation programs.

On October 26, 2011 the Board of Directors announced that it had authorized a program to repurchase up to $300 million of Signet’s common shares (the “Repurchase Program”). The Repurchase Program will be funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares may be used by Signet for general corporate purposes. Repurchases may be made from time to time in the open market, through block trades or otherwise. The timing, manner, price and amount of any repurchases will be determined by Signet in its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The Repurchase Program may be commenced, suspended or discontinued at any time without notice. Reflecting Signet’s customary trading “quiet periods,” the Repurchase Program will be effective from January 16, 2012, and will last 24 months from that date.

Movement in cash and indebtedness

Loans and overdrafts at October 29, 2011 was $33.6 million (October 30, 2010: $266.7 million), the reduction reflecting the prepayment of the US Private Placement Notes on November 26, 2010, with cash and cash equivalents of $349.6 million (October 30, 2010: $414.9 million). Net cash at October 29, 2011 was $316.0 million (October 30, 2010: $148.2 million); non-GAAP measure, discussed herein.

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

At October 29, 2011, Signet maintained a $400 million revolving credit facility which was undrawn at October 29, 2011, with no intra-period borrowings. This facility was entered into on May 24, 2011 and replaced an existing $300 million revolving credit facility which was in effect and undrawn at October 29, 2010, with no significant intra-period fluctuations. Signet had stand-by letters of credit of $5.5 million and $5.5 million as of January 29, 2011 and October 30, 2010, respectively. As of October 29, 2011, Signet had stand-by letters of credit of $8.5 million associated with the $400 million revolving credit facility.

OBLIGATIONS AND COMMITMENTS

Signet’s contractual obligations and commitments at October 29, 2011 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 29, 2011, filed with the SEC on March 30, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. Management maintains a process to review the application of Signet’s accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a multinational organization. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no material changes to the policies and estimates as discussed in Signet’s Fiscal 2011 Annual Report on Form 10-K for the year ended January 29, 2011, filed with the SEC on March 30, 2011.

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

Signet also hedges a significant portion of forecasted merchandise purchases using commodity forward contracts. Also, as certain of the UK division’s purchases are denominated in US dollars and its net cash flows are in pounds sterling, Signet enters into foreign currency forward exchange contracts and foreign currency swaps to manage the exposure to the US dollar. These contracts, within parameters established by Signet’s Board, are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties.

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

Signet’s market risk profile as of October 29, 2011 has not materially changed since January 29, 2011. The market risk profile as of January 29, 2011 is disclosed in Signet’s Fiscal 2011 Annual Report on Form 10-K, filed with the SEC on March 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2011.

Changes in Internal Control over Financial Reporting

During the third quarter of Fiscal 2012, there were no changes in Signet’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 10 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2011 Annual Report on Form 10-K, filed with the SEC on March 30, 2011.

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

SIGNET JEWELERS LIMITED
(Registrant)

Date: November 22, 2011
	By:	/S/ RONALD RISTAU
	Name:	Ronald Ristau
	Title:	Chief Financial Officer