Form 10-K
period 2012-01-28
SIGNET JEWELERS LTD
filed 2012-03-22
CIK 832988

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2012

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of July 31, 2011 was $ 3,709,491,748.

Number of common shares outstanding on March 15, 2012: 87,182,055

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant will incorporate by reference information required in response to Part III, Items 10-14, in its definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of January 28, 2012.

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

Fiscal Year

Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2014,” “Fiscal 2013,” “Fiscal 2012,” “Fiscal 2011,” “Fiscal 2010” and “Fiscal 2009” refer to the 52 week period ending February 1, 2014, the 53 week period ending February 2, 2013, and the 52 week periods ending January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009, respectively. As used herein, “Fiscal 2007” refers to the 53 week period ending February 3, 2007, “Fiscal 2008,” and “Fiscal 2006” refer to the 52 week periods ending February 2, 2008 and January 28, 2006, respectively.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, and risks relating to Signet being a Bermuda corporation.

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

FISCAL 2012 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

OVERVIEW

Signet is the largest specialty retail jeweler by sales in the US and UK, and also has stores in the Republic of Ireland and Channel Islands. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. Its corporate website is www.signetjewelers.com, from where documents that the Company is obliged to file or furnish with the US Securities and Exchange Commission (“SEC”) may be viewed or downloaded free of charge.

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

Signet’s US division operated 1,318 stores in all 50 states at January 28, 2012. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”). Based on publicly available data, Signet’s US division was the largest specialty jeweler in the US in calendar 2011 with sales approximately twice those of the next biggest such retailer.

The UK division’s stores trade as “H.Samuel,” “Ernest Jones,” and “Leslie Davis,” and are situated in prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) or major shopping malls. The UK division operated 535 stores at January 28, 2012, including 14 stores in the Republic of Ireland and three in the Channel Islands. Based on publicly filed accounts, Signet’s UK division was the largest specialty retailer of fine jewelry in the UK with sales in calendar 2010 almost twice those of the next biggest such retailer.

Operating principles

Management’s goal is to build long-term value by focusing on providing a superior in-store customer experience and merchandise selection, in high quality real estate locations. Effective advertising supported by an above-industry-average marketing expense to sales ratio is designed to attract customers into Signet’s stores. In addition, the operating principles that help management achieve these goals are:

•	excellence in execution;

•	testing before investing;

•	continuous improvement; and

•	disciplined investment.

Operational execution

The expression of romance and appreciation, for example through bridal jewelry and gift giving, remain very important human needs, as is self reward. Satisfying those needs is central to driving sales. As a result, the training of sales associates to better understand the customer’s requirements, communicate the value of the merchandise selected and ‘close the sale,’ remains a high priority. Management also increases the attraction of

Signet’s store brands to customers through the use of branded differentiated and exclusive merchandise, while offering a compelling value proposition in more basic ranges. Signet accomplishes this by utilizing its supply chain and merchandising expertise, scale and balance sheet strength. In addition, management intends to leverage national television advertising, digital media and customer relationship marketing, which it believes are the most effective and cost efficient forms of marketing available, to grow its leading share of relevant marketing messages (“share of voice”).

STRATEGY AND FINANCIAL OBJECTIVES

Fiscal 2012 was an outstanding year for Signet, with sales up 9.1% and net operating income up 36.2%. Our mission is to further enhance Signet’s position as the market leader in both the US and the UK specialty retail jewelry markets by offering a unique customer experience and driving customer loyalty.

Our strategic imperatives are to:

•	Develop and train our team members to consistently enhance the retail experience of our customers.

•	Grow and develop new and existing brands and categories to delight customers.

•	Drive competitive strengths and infrastructure to enable growth.

•	Optimize the capital structure to manage risk and make investments to drive long-term shareholder value.

•	Increase market share and maximize sustainable profit levels.

In setting the financial objectives for Fiscal 2013, consideration was given to the current operating environment, with the developments in the US and UK economies continuing to be divergent. The US economy is showing signs of strengthening and in Fiscal 2012, there was growth in the jewelry market. Signet plans to capitalize on our US market leading position and continue to make strategic investments for the future. In the UK market, Signet expects to continue our leadership performance. The UK economic environment is not projected to show any short-term improvement, however, Signet plans to make investments to support and grow the business. Both the US and UK economies could be adversely impacted by developments in the eurozone.

Signet’s goal in Fiscal 2013 is to deliver record results building on our recent performance, while making strategic investments necessary for future growth.

In Fiscal 2013, management’s financial objectives for the business are to:

•	Increase sales and gain profitable market share.

•	Achieve a gross margin rate broadly similar to Fiscal 2012, by offsetting commodity cost increases through improved store productivity and pricing.

•	Increase advertising expenditure and support new initiatives, while at a minimum maintaining the selling, general and administrative expense to sales ratio.

•	Invest $145 million to $165 million of capital in new stores and enhancing infrastructure to drive future growth.

Management anticipates that the gross margin ratio will benefit from improved store productivity and price increases, which are expected to primarily offset the impact of changes in commodity costs, in particular the cost of diamonds and gold. Signet expects to invest $5 million to $7 million in Fiscal 2013 to drive future supply chain capabilities. Signet expects to leverage store occupancy expenses and maintain a strong performance in our credit portfolio.

In selling, general and administrative expenses, management plans: to increase advertising to drive additional sales and continue to build customer equity in our store concepts and merchandise brands; to support new initiatives, particularly in digital media and customer finance decision analysis; while tightly managing other support expenses and flexing store expenses, as appropriate, with sales.

In Fiscal 2013, capital investment of $145 million to $165 million will be directed to projects that are intended to build competitive strengths and drive sales growth. Signet plans to increase the number of store openings in the US to 45 (Fiscal 2012: 25) and remodel and/or relocate 110 stores across both divisions (Fiscal 2012: 85 stores). The level of store investment in Fiscal 2013 is planned to be $95 million to $105 million (Fiscal 2012: $62.0 million). In addition, it is planned to invest $40 million to $45 million (Fiscal 2012: $28.0 million) in information systems, supporting sales-enhancing technology, both in-store and in the digital environment, and to enhance its information technology operating infrastructure.

The Board believes that long-term shareholder value can be enhanced by using the cash resources, beyond those necessary to meet the investment needs of the business and to maintain the competitive strength of the balance sheet, to return additional value to shareholders. Reflecting the Board’s confidence in the strength of the business, the ability to fund the planned investment in growth initiatives, and its commitment to building long-term shareholder value, the Board commenced paying a quarterly dividend in the third quarter of Fiscal 2012 of $0.10 per share, which has been increased for the first quarter of Fiscal 2013 to $0.12 per share. The Board also authorized a $300 million share repurchase program that commenced on January 16, 2012.

MEDIUM TERM OUTLOOK

The strategy continues to be to build profitable market share for each of Signet’s leading store brands by focusing on best in class customer service, great marketing campaigns that build on the store brand’s leading share of voice, further development of branded products that differentiate our stores from our competitors, and, in the US, the provision of proprietary customer finance programs particularly tailored to the needs of a jewelry customer.

Management believes that Signet’s operating divisions have the opportunity to take advantage of their competitive positions to grow sales and increase store productivity. Sales growth allows the business to strengthen relationships with suppliers, facilitates the ability to develop further branded differentiated and exclusive merchandise, improves the efficiency of its supply chain, supports marketing expense and improves operating margins. Management also believes that Signet’s strong balance sheet, financial flexibility and superior operating margins allow us to take advantage of investment opportunities, including space growth and strategic developments that meet management’s demanding return criteria.

BACKGROUND

Business segment

Signet’s results derive from one business segment – the retailing of jewelry, watches and associated services. The business is managed as two geographical operating divisions: the US division (approximately 80% of sales) and the UK division (approximately 20% of sales). Both divisions are managed by executive committees, which report through divisional Chief Executives to Signet’s Chief Executive Officer, who reports to the Board of Directors of Signet (the “Board”). Each divisional executive committee is responsible for operating decisions within parameters established by the Board.

Detailed financial information about both divisions is found in Note 2 of Item 8.

Trademarks and trade names

Signet is not dependent on any material patents or licenses in either the US or the UK. However, it does have several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. These registered trademarks and trade names include the following in Signet’s US operations: Kay Jewelers; Jared The Galleria Of Jewelry; JB Robinson Jewelers; Marks & Morgan Jewelers; Belden Jewelers; Shaw’s Jewelers; Osterman Jewelers; Weisfield Jewelers; LeRoy’s Jewelers; Rogers Jewelers; Goodman Jewelers; Friedlander’s Jewelers; Every kiss begins with Kay; the Leo Diamond; Peerless Diamond; Hearts Desire; Perfect Partner; and Charmed Memories. Trademarks and trade names include the following in Signet’s UK operations: H.Samuel; Ernest Jones; Leslie Davis; Forever Diamonds; and Perfect Partner.

The value of Signet’s trademarks and trade names are material, but in accordance with US GAAP, are not reflected on its balance sheet. Their value is maintained and increased by Signet’s expenditure on training of its sales associates, marketing and store investment.

Seasonality

Signet’s sales are seasonal, with the first and second quarters each normally accounting for slightly more than 20% of annual sales, the third quarter a little under 20% and the fourth quarter for about 40% of sales, with December being by far the most important month of the year. Sales made in November and December are known as the “Holiday Season.” Due to sales leverage, Signet’s operating income is even more seasonal, with nearly all of the UK division’s, and about 40% to 50% of the US division’s operating income normally occurring in the fourth quarter. Selling, general and administrative costs are spread more evenly over the fiscal year.

Employees

In Fiscal 2012, the average number of full-time equivalent persons employed was 16,555 (US: 13,224; UK: 3,331). Signet usually employs a limited number of temporary employees during its fourth quarter. None of Signet’s employees in the UK and less than 1% of Signet’s employees in the US are covered by collective bargaining agreements. Signet considers its relationship with its employees to be excellent.

	Year ended
	Fiscal 2012	Fiscal 2011	Fiscal 2010
Average number of employees(1)
US	13,224	12,803	12,596
UK	3,331	3,426	3,724

Total	16,555	16,229	16,320

(1)	Full-time equivalent.

US DIVISION

US market

Calendar 2010 estimates are used by Signet to understand the size and structure of the US jewelry market as the provisional estimates for calendar 2011 available at the time of filing have historically been subject to frequent and sometimes large revisions.

Total US jewelry sales, including watches and fashion jewelry, are estimated by the US Bureau of Economic Analysis (“BEA”) to have been $61.5 billion in calendar 2010 in their February 2012 data release. The US jewelry market has grown at a compound annual growth rate of 4.4% over the last 25 years to calendar 2010. While Signet’s major competitors are other specialty jewelers, Signet also faces competition from other retailers that sell jewelry including department stores, discount stores, apparel outlets and internet retailers. Management believes that the jewelry category competes with other sectors, such as electronics, clothing and furniture, as well as travel and restaurants for consumers’ discretionary spending, particularly with regard to gift giving, but less so with regard to bridal (engagement, wedding and anniversary) jewelry.

In calendar 2010, the US jewelry market grew by an estimated 5.7% (source: BEA, February 2012). The specialty jewelry sector is estimated to have grown by 3.8% to $26.7 billion in calendar 2010 (source: US Census Bureau, February 2012). The specialty sector saw a decrease in market share to 43.4% in calendar 2010 from 44.2% in calendar 2009. The Bureau of Labor Statistics estimated that, in calendar 2010, there were 22,750 jewelry stores in the US (2009: 23,770), a reduction of 4.3% over the prior year.

The US division’s share of the specialty jewelry market was 10.3% in calendar 2010 (calendar 2009: 9.9%), based on the estimate by the US Census Bureau of specialty jewelry store sales.

US Competitive Strengths

Customer experience and human resources

The customer experience, in particular, the ability of the sales associate to explain the merchandise and its value, is essential to most jewelry purchases

•	Centrally prepared training materials are used by all stores to help ensure a consistently high level of customer service.

•	All store managers are required to be certified diamontologists, so as to provide expert knowledge to customers.

•	The US division employs almost 5,000 certified diamontologists.

•	Measurable daily store standards provide sales associates with clear performance targets.

•	Each store receives a monthly customer experience report helping to identify opportunities to improve customer service.

•	Expansion of sales-enhancing technology, both in-store and in the digital environment.

Merchandising

Offering the customer greater value and selection

•	Leading supply chain capability among middle market specialty jewelers provides better value to the customer.

•	Development of branded differentiated and exclusive merchandise creates a unique shopping destination.

•	In Fiscal 2012, approximately 26% of merchandise sales were accounted for by branded differentiated and exclusive ranges.

•	Each store is merchandised on an individual basis so as to provide appropriate selection.

•	Highly responsive demand-driven merchandise systems enable rapid response to changes in customer behavior.

•	24 hour re-supply capability means items wanted by customers are more likely to be available in inventory.

Marketing

Leading brands in middle market sector

•	Largest marketing budget in specialty jewelry sector, based on publicly available data, allowing more television advertising impressions than competitors, driving brand awareness and purchase intent.

•	Kay and Jared are able to achieve marketing leverage through national television advertising.

•	Ability to drive customer awareness of branded merchandise by advertising on national television as part of the Kay and Jared marketing programs.

•	A proprietary confidential marketing database of nearly 25 million names provides significant opportunities for customer relationship marketing.

Real estate

Well designed stores in primary locations with high visibility and traffic flows

•	Strict real estate criteria consistently applied over time has resulted in a high-quality store base.

•	Well tested formats and locations reduce the risk of investing in new stores.

•	The division’s high store productivity and financial strength make Signet an attractive tenant for landlords.

Customer finance

Ability to facilitate customer transactions

•	About 56% of sales utilize financing provided by Signet.

•	Dedicated, proprietary credit underwriting standards more accurately reflect Signet’s customer than those used by a typical third-party scorecard.

•	Focused on facilitating the sale of jewelry.

US Store Brand Reviews

Location of Kay, Jared and Regional brand stores by state January 28, 2012:

	Kay	Regional brand	Jared	Total
Alabama	22	4	—	26
Alaska	2	1	—	3
Arizona	15	2	7	24
Arkansas	8	—	—	8
California	68	5	10	83
Colorado	13	3	6	22
Connecticut	11	5	1	17
Delaware	3	—	1	4
Florida	66	14	18	98
Georgia	36	6	7	49
Hawaii	4	—	—	4
Idaho	4	—	1	5
Illinois	35	10	10	55
Indiana	20	8	4	32
Iowa	13	1	1	15
Kansas	5	2	2	9
Kentucky	16	7	2	25
Louisiana	13	1	2	16
Maine	5	1	1	7
Maryland	24	13	6	43
Massachusetts	23	9	2	34
Michigan	30	14	6	50
Minnesota	14	5	4	23
Mississippi	7	—	—	7
Missouri	14	3	4	21
Montana	3	—	—	3
Nebraska	3	—	—	3
Nevada	6	1	3	10
New Hampshire	6	4	3	13
New Jersey	21	—	5	26
New Mexico	5	—	1	6
New York	47	8	4	59
North Carolina	35	1	7	43
North Dakota	4	—	—	4
Ohio	52	34	13	99
Oklahoma	7	—	1	8
Oregon	14	2	3	19
Pennsylvania	58	11	6	75
Rhode Island	2	—	—	2
South Carolina	18	3	1	22
South Dakota	2	—	—	2
Tennessee	23	5	7	35
Texas	59	—	18	77
Utah	5	—	2	7
Vermont	2	—	—	2
Virginia	34	11	8	53
Washington	18	9	3	30
West Virginia	9	6	—	15
Wisconsin	14	6	3	23
Wyoming	2	—	—	2

Total	920	215	183	1,318

	Fiscal 2012		Fiscal 2011	Fiscal 2010
Total opened during the year	25		6	16
Kay	22	(1)	4	8	(2)
Jared	3		2	7
Regional brands	—		—	1

Total closed during the year	(24)		(50)	(56)
Kay	(10)		(19)	(11)
Jared	—		—	—
Regional brands	(14	)(1)	(31)	(45	)(2)

Total open at the end of the year	1,318		1,317	1,361
Kay	920		908	923
Jared	183		180	178
Regional brands	215		229	260

Average sales per store in thousands(3)	$2,250		$2,028	$1,802
Kay	$1,899		$1,713	$1,570
Jared	$5,157		$4,638	$4,029
Regional brands	$1,288		$1,238	$1,155

Increase/(decrease) in net new store space	1%		(2)%	(1)%

(1)	Includes two regional stores rebranded as Kay in Fiscal 2012.
(2)	Includes two regional stores rebranded as Kay in Fiscal 2010.
(3)	Based only upon stores operated for the full fiscal year.

Sales data by brand

		Change on previous year
Fiscal 2012	Sales (millions)	Total sales	Same store sales
Kay	$1,786.8	12.2%	11.8%
Jared	$956.8	12.8%	12.1%
Regional brands	$290.5	(4.1)%	4.1%

US	$3,034.1	10.6%	11.1%

Kay Jewelers

Kay accounted for 48% of Signet’s sales in Fiscal 2012 (Fiscal 2011: 46%) and operated 920 stores in 50 states as of January 28, 2012 (January 29, 2011: 908 stores). Since 2004, Kay has been the largest specialty retail jewelry store brand in the US, based on sales, and has subsequently increased its leadership position. Kay targets households with an income of between $35,000 and $100,000. Details of Kay’s performance over the last five years are given below:

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Sales (million)	$1,786.8	$1,592.9	$1,497.2	$1,430.7	$1,476.9
Sales per store (million)	$ 1.899	$1.713	$1.570	$1.525	$1.695
Stores at year end	920	908	923	926	894

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

Recent net openings and current composition are shown below:

	Stores at January 28, 2012	Net (closures)/openings
		Fiscal 2012		Fiscal 2011	Fiscal 2010		Fiscal 2009		Fiscal 2008
Mall	766	1	(1)	(11)	(2	)(1)	7	(1)	16
Off-mall and outlet	154	11		(4)	(1)		25		46

Total	920	12		(15)	(3)		32		62

(1)	Includes two regional stores rebranded as Kay in Fiscal 2012, two in Fiscal 2010 and 14 in Fiscal 2009.

Jared The Galleria Of Jewelry

With 183 stores in 37 states as of January 28, 2012 (January 29, 2011: 180), Jared is the leading off-mall destination specialty retail jewelry store chain in its sector of the market, based on sales. Jared accounted for 25% of Signet’s sales in Fiscal 2012 (Fiscal 2011: 25%). The first Jared store was opened in 1993, and, since its roll-out began in 1998, it has grown to become the fourth largest US specialty retail jewelry brand by sales. Its main competitors are independent operators, with the next two largest such chains operating 20 and 12 stores respectively. Based on its competitive strengths, particularly its scale, management believes that Jared has significant opportunity to gain market share within this segment. An important distinction of a destination store is that the potential customer visits the store with a greater intention of making a jewelry purchase. Jared targets households with an income of between $50,000 and $150,000.

Details of Jared’s performance over the last five years are given below:

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Sales (million)	$956.8	$848.3	$718.2	$723.7	$752.5
Sales per store (million)	$5.157	$4.638	$4.029	$4.473	$5.317
Stores at year end	183	180	178	171	154

The key points of differentiation compared to a typical mall store are Jared’s superior customer service and enhanced selection of merchandise. As a result of its larger size, more specialist sales associates are available to assist customers.

Every Jared store has an on-site design and repair center where most repairs are completed within one hour. The facility also mounts loose diamonds in settings and provides a custom design service when required. Each store also has at least one diamond viewing room, a children’s play area and complimentary refreshments.

The typical Jared store has about 4,800 square feet of selling space and approximately 6,000 square feet of total space. Jared locations are normally free-standing sites with high visibility and traffic flow, positioned close to major roads within shopping developments. Jared stores operate in retail centers that normally contain strong retail co-tenants, including big box, destination stores such as Bed, Bath & Beyond, Best Buy, Dick’s Sporting Goods and Home Depot, as well as some smaller specialty units.

US regional brands

Signet also operates mall stores under a variety of established regional nameplates, which accounted for 8% of Signet’s sales in Fiscal 2012 (Fiscal 2011: 9%). As of January 28, 2012, 215 regional brand stores operated in 33 states (January 29, 2011: 229 stores in 33 states). The leading brands include JB Robinson Jewelers, Marks & Morgan Jewelers and Belden Jewelers. All of these stores are located in malls where there is also a Kay store, and target a similar customer. Details of the regional brands’ performance over the last five years are given below:

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Sales (million)	$290.5	$303.0	$325.0	$365.4	$456.6
Sales per store (million)	$1.288	$1.238	$1.155	$1.151	$1.333
Stores at year end	215	229	260	304	351

US eCommerce sales

The Kay and Jared websites are among the most visited in the specialty jewelry sector (source: Compete) and provide potential customers with a source of information about the merchandise available, as well as the ability to buy online. The websites are integrated with the division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the customer. A significant number of customers who buy after visiting the websites, pick up the merchandise from a store, where they can physically examine the product. The websites make an important and growing contribution to the customer experience at Kay and Jared, and are an important part of the US division’s marketing programs. In Fiscal 2012, the US division’s eCommerce sales increased by 45.7% to $68.5 million (Fiscal 2011: $47.0 million), and represented 2.3% of sales (Fiscal 2011: 1.7%).

US Operating Review

Operating structure

While the US division operates under the Kay, Jared and 10 regional store brands, many functions are integrated to gain economies of scale. For example, store operations have a separate dedicated field management team for the mall store brands, Jared and the in-store repair function, while there is a combined diamond sourcing function.

US customer experience and human resources

In specialty jewelry retailing, the level and quality of customer service is a key competitive advantage because nearly every in-store transaction involves the sales associate taking out a piece of jewelry or a watch from a display case and presenting it to the customer. Therefore the ability to recruit, train and retain qualified sales associates is important in determining sales, profitability and the rate of net store space growth. Consequently the US division has in place comprehensive recruitment, training and incentive programs and uses employee and customer satisfaction surveys to monitor and improve performance. A continual priority of the US division is to improve the quality of the customer experience. To enhance customer service, the US division is increasingly using sales-enhancing technology, including customer-assisted selling systems. These computerized tools enable a sales associate to better assist a potential customer to make a purchase decision. Investment in the digital environment such as websites, mobile applications and social media, further adds to the customers shopping choices.

US merchandising and purchasing

Management believes that merchandise selection, availability, and value for money are critical success factors for a specialty retail jeweler. In the US business, the range of merchandise offered, and the high level of inventory availability, are supported centrally by extensive and continuous research and testing. Best-selling products are identified and replenished rapidly through analysis of sales by stock keeping unit. This approach enables the US division to deliver a focused assortment of merchandise to maximize sales and inventory turn, and minimize the need for discounting. Management believes that the US division is better able than its competitors to offer greater value and consistency of merchandise, due to its supply chain strengths discussed below. In addition, in recent years management continues to develop, refine and execute a strategy to increase the proportion of branded differentiated and exclusive merchandise sold, in response to customer demand.

The scale and information systems available to management and the gradual evolution of jewelry fashion trends allow for the careful testing of new merchandise in a range of representative stores. This enables management to make more informed investment decisions about which ranges and stock keeping units to select, thereby increasing the US division’s ability to satisfy customers’ requirements while reducing the likelihood of having to discount poorly selling merchandise. The US division typically tests merchandise in 50 to 250 stores. The test results are used in helping to determine the merchandising and marketing plans for the all important fourth quarter. Only two other mid-market specialty jewelry retailers have sufficient stores to allow the testing of merchandise in up to 250 stores.

Merchandise mix

US division merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	%	%	%
Diamonds and diamond jewelry	73	75	76
Gold & silver jewelry, including charm bracelets	12	10	8
Other jewelry	8	8	9
Watches	7	7	7

	100	100	100

Expression of romance and appreciation are primary motivators for the purchase of jewelry and watches, with self adornment and self reward also being important. In the US division, the bridal category, which includes engagement, wedding and anniversary purchases, is estimated by management to account for about 50% of sales, and is predominantly diamond jewelry. The bridal category is believed by management to be more stable than the other reasons for buying jewelry, but is still dependent on the economic environment as customers can trade up or down price points depending on their available budget. Outside of the bridal category, jewelry and watch purchases, including for gift giving, have a much broader merchandise mix. Gift giving is particularly important during the Holiday Season, and ahead of Valentine’s Day and Mother’s Day. The merchandise mix in the US division’s store formats is similar, although the average unit selling price of diamond jewelry and watches is higher in Jared ($825) as compared to Kay ($359) and regional brands ($373).

A further categorization of merchandise is branded differentiated and exclusive, third-party branded and generally available. Merchandise that is generally available includes items and styles, such as solitaire rings and diamond stud earrings, available from a wide range of jewelry retailers. It also includes styles such as diamond fashion bracelets, rings and necklaces. Within this category, the US division has some exclusive designs of particular styles and also has ‘value items.’ Third-party branded merchandise includes mostly watches, but also includes ranges such as charm bracelets produced by Pandora™. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available in other specialty jewelry retailers.

Branded differentiated and exclusive ranges

Management believes that the development of branded differentiated and exclusive merchandise raises the profile of Signet’s stores, helps to drive sales and provides its well trained sales associates with a powerful selling proposition. Such brands may also have a slightly higher gross merchandise margin than unbranded merchandise of a similar product specification and there is significantly less exposure to competitive discounting. National television advertisements for Kay and Jared include elements that drive brand awareness and purchase intent of these ranges. Management believes that Signet’s scale and proven record of success in developing branded differentiated and exclusive merchandise attracts offers of such programs from jewelry manufacturers, designers, and others ahead of competing retailers, and enables it to better leverage its supply chain strengths. Management plans to develop additional branded differentiated and exclusive ranges as appropriate and to further expand and refine those already launched.

Branded differentiated and exclusive merchandise includes:

•	the Leo® Diamond collection, which is sold exclusively by Signet in the US and the UK, is the first diamond to be independently and individually certified to be visibly brighter;

•	the Peerless Diamond, the ideal ideal-cut diamond®. “The precision of the cut brings out the beauty of the diamond.”TM The Peerless® Diamond is available only in Jared;

•	exclusive collections of jewelry by Le Vian®, famed for its handcrafted, unique designs;

•	Open Hearts by Jane Seymour®, a collection of jewelry designed by the actress and artist Jane Seymour, was successfully tested and launched in Fiscal 2009;

•	Love’s Embrace®, a collection of classic, timeless diamond fashion jewelry that was tested and rolled out during Fiscal 2010;

•	Charmed Memories®, a create your own charm bracelet collection, tested and rolled out in Fiscal 2011, sold in Kay and the regional brand stores;

•

Tolkowsky®, an ideal cut diamond “Invented by Tolkowsky Perfected by Tolkowsky”TM. The collection was tested in Fiscal 2011 and its availability was expanded to the majority of Kay stores during Fiscal 2012; and

•

Neil Lane Bridal®, a vintage-inspired bridal collection by the celebrated jewelry designer Neil Lane. The collection was tested in Fiscal 2011 and its availability was expanded to all stores during Fiscal 2012.

Direct sourcing of polished diamonds

Management believes that the US division has a competitive cost and quality advantage because 45% (Fiscal 2011: 45%) of diamond merchandise sold is sourced through contract manufacturing. This involves Signet purchasing loose polished diamonds on the world markets and outsourcing the casting, assembly and finishing operations to third parties or Signet mounting stones in settings purchased from manufacturers. By using this approach, the cost of merchandise is reduced, and the consistency of quality is maintained, enabling the US division to provide better value to the customer, which helps to increase market share and achieve higher gross merchandise margins. Contract manufacturing is generally utilized on basic items with proven, non-volatile, historical sales patterns that represent a lower risk of over- or under-purchasing the quantity required.

The contract manufacturing strategy also allows Signet’s buyers to gain a detailed understanding of the manufacturing cost structures and, in turn, leverage that knowledge with regard to negotiating better prices for the supply of finished products.

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

Merchandise held on consignment

Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and obsolescence, and provides the flexibility to return non-performing merchandise. At January 28, 2012, the US division held $141.0 million (January 29, 2011: $138.0 million) of merchandise on consignment, see Note 11 of Item 8.

Virtual inventory

Signet’s supplier relationships allow it to display suppliers’ inventories on the Jared and Kay websites for sale to customers without holding the items in its inventory until the products are ordered by customers, which is referred to as “virtual inventory”. Virtual inventory expands the choice of merchandise available to customers both online and in-store. Virtual inventory reduces the division’s investment in inventory while increasing the selection available to the customer.

Suppliers

In Fiscal 2012, the five largest suppliers collectively accounted for approximately 21% (Fiscal 2011: 24%) of the US division’s total purchases, with the largest supplier accounting for approximately 6% (Fiscal 2011: 7%). The US division directly transacts business with suppliers on a worldwide basis at various stages of the supply chain, with diamond cutting and jewelry manufacturing being predominantly carried out in Asia.

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

The ability of Signet to increase retail prices to reflect higher commodity costs varies, and an inability to increase retail prices could result in lower profitability. Historically, jewelry retailers including Signet have, over time, been able to increase prices to reflect changes in commodity costs. However, increases and volatility in commodity costs usually result in a time lag before increased commodity costs are fully reflected in retail prices due to the slow inventory turn. Management believes that diamonds account for about 55%, and gold about 15%, of the US division’s cost of merchandise sold respectively.

Signet undertakes hedging for a portion of its requirement for gold through the use of options, forward contracts and commodity purchasing. It is not possible to hedge against fluctuations in the cost of diamonds. The cost of raw materials is only part of the costs involved in determining the retail selling price of jewelry, with labor costs also being a significant factor. Management continues to seek ways to reduce the cost of goods sold and enhance the resilience of its supply chain.

The largest product category sold by Signet is diamonds and diamond jewelry. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company (“DTC”), a subsidiary of De Beers Consolidated Mines Limited, although its market share has been decreasing. Changes in government policy in a number of African diamond producing countries have caused significant changes in the diamond supply chain in recent years. A major new source of diamonds has been discovered in recent years in Marange, Zimbabwe. The quantity and quality of these diamonds are uncertain and there are restrictions on their import into the US and European Union. The export of diamonds from Marange is at an early stage of development and their impact on the worldwide balance between the supply of and demand for rough diamonds is uncertain.

Inventory management

Sophisticated inventory management systems for merchandise testing, assortment planning, allocation and replenishment are in place, thereby reducing inventory risk by enabling management to identify and respond quickly to changes in customers’ buying patterns. The majority of merchandise is common to all US division mall stores, with the remainder allocated to reflect demand in individual stores. Management believes that the merchandising and inventory management systems, as well as improvements in the productivity of the centralized distribution center, have allowed the US division to achieve consistent improvement in inventory turns. The vast majority of inventory is held at stores rather than in the central distribution facility.

Other sales

While repair and design services represent less than 10% of sales, they account for approximately 30% of transactions and have been identified by management as an important opportunity to build customers’ trust. All Jared stores have a highly visible jewelry repair center, which is open the same hours as the store. The repair centers meet the repair requirements of the store in which they are located and also provide the same service for the US division’s mall brand stores. As a result, nearly all customer repairs are carried out in-house, unlike most other chain jewelers, which do this through sub-contractors. The repair and design function has its own field management and training structure.

The US division sells, as a separate item, a lifetime repair service plan for jewelry. These plans cover services such as ring sizing, refinishing and polishing, rhodium plating white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise. Such work is carried out in-house.

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

While marketing activities are undertaken throughout the year, the level of activity is concentrated at periods when customers are expected to be most receptive to marketing messages, which is ahead of Christmas Day, Valentine’s Day and Mother’s Day. A significant majority of the expenditure is spent on national television advertising, which is used to promote the Kay and Jared store brands. Within such advertisements, Signet also promotes certain merchandise ranges, in particular its branded differentiated and exclusive merchandise and other branded products. During Fiscal 2012, the US division continued to have the leading share of voice within the US jewelry sector.

Statistical and technology-based systems are employed to support a customer relationship marketing program that uses a proprietary database of nearly 25 million names to strengthen the relationship with customers through mail, telephone and eMail communications. The program targets current customers with special savings and merchandise offers during key sales periods. In addition, invitations to special in-store promotional events are extended throughout the year.

Historically, in the US, generic marketing activity undertaken by De Beers to promote diamonds and diamond jewelry designs was important in influencing the size of the total jewelry market and the popularity of particular styles of jewelry. With the significant reduction by De Beers of its promotional expenditure on diamonds and diamond jewelry in the US, management believes that marketing carried out by specialty jewelry retailers has become more important. Given the size of the marketing budgets for Kay and Jared, management believes this has increased the US division’s competitive marketing advantage. The ability to advertise branded differentiated and exclusive merchandise on national television is of growing importance. The US division’s five year record of gross advertising spending is given below:

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Gross advertising spending (million)	$188.4	$161.5	$153.0	$188.4	$204.0
Percent of sales (%)	6.2	5.9	6.0	7.5	7.6

US real estate

Management has strict operating and financial criteria that have to be satisfied before investing in new stores or renewing leases on existing stores. Substantially all the stores operated by Signet in the US are leased. In Fiscal 2012, net store space increased 1% (Fiscal 2011: decrease 2%). The greatest opportunity for new stores is in locations outside traditional covered regional malls.

Recent investment in the store portfolio is set out below:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
New store capital investment	10.9	3.2	10.1
Remodels and other store capital investment	40.1	25.6	8.1

Total store capital investment	51.0	28.8	18.2

US customer finance

Management believes that in the US jewelry market it is necessary for retailers to offer finance facilities to the customer, and that managing the process in-house is a competitive strength of Signet’s US division:

•

credit policies are determined by taking into account the overall impact on the business. In particular, the US division’s objective is to facilitate the sale of jewelry and to collect the outstanding credit balance as quickly as possible, thereby enabling the customer to buy more jewelry using the credit facility. In contrast, management believes that many financial institutions focus on earning interest by maximizing the outstanding credit balance;

•	authorization and collection models are based on the behavior of the division’s customers;

•	it allows management to establish and implement service standards appropriate for the business;

•	it provides a database of regular customers and their spending patterns;

•	investment in systems and management of credit offerings appropriate for the business can be facilitated; and

•	it maximizes cost effectiveness by utilizing in-house capability.

Furthermore the various customer finance programs help to establish long-term relationships with customers and complement the marketing strategy by enabling a greater number of purchases, higher units per transaction and greater value sales.

In addition to interest-bearing accounts, a portion of credit sales are made using interest-free financing for one year, subject to certain conditions. In most US states, customers are offered optional third-party credit insurance.

The customer financing operation is centralized and fully integrated into the management of the US division and is not a separate operating division nor does it report separate results. All assets and liabilities relating to customer financing are shown on the balance sheet and there are no associated off-balance sheet arrangements. Signet’s balance sheet and access to liquidity do not constrain the US division’s ability to grant credit, which is a further competitive strength in the current economic environment.

The US division’s customer finance facility may only be used for purchases from the US division.

Allowances for uncollectible amounts are recorded as a charge to cost of goods sold in the income statement. The allowance is calculated using factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

Each individual application for credit is evaluated centrally against set lending criteria. The risks associated with the granting of credit to particular groups of customers with similar characteristics are balanced against the gross merchandise margin earned by the proposed sales to those customers. Management believes that the primary drivers of the net bad debt to total US sales ratio are the accuracy of the proprietary customer credit models used when granting customer credit, the procedures used to collect the outstanding balances, credit sales as a percentage to total US sales and the rate of change in the level of unemployment in the US economy. Cash flows associated with the granting of credit to customers of the individual store are included in the projections used when considering store investment proposals.

Customer financing statistics(1)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Opening receivables (million)	$ 995.5	$921.5	$886.1
Credit sales (million)	$ 1,702.3	$1,486.3	$1,368.2
Closing receivables (million)	$ 1,155.5	$995.5	$921.5
Credit sales as % of total US sales(2)	56.1%	54.2%	53.9%
Number of active credit accounts at year end	1,107,043	989,697	936,286
Average outstanding account balance at year end	$ 1,068	$1,029	$1,016
Average monthly collection rate	12.7%	12.6%	12.5%
Net bad debt to total US sales	3.4%	4.2%	5.6%
Net bad debt to US credit sales	6.1%	7.7%	10.4%
Period end bad debt allowance to period end receivables	6.8%	6.8%	7.8%

(1)	See Note 10, Item 8.
(2)	Including any deposits taken at the time of sale.

Customer financing administration

Authorizations and collections are performed centrally at the US divisional head office. The majority of credit applications are processed and approved automatically after being initiated via in-store terminals, through a toll-free phone number or online through the US division’s websites. The remaining applications are reviewed by the division’s credit authorization personnel. All applications are evaluated by proprietary credit scoring models. Collection procedures use risk-based calling and first call resolution strategies. Investment is made in information technology, systems support and collection strategies with the objective of making them more effective.

Third-party credit sales

In addition to in-house credit sales, the US stores accept major bank cards. Sales made exclusively using third-party bank cards accounted for approximately 35% of total US sales during Fiscal 2012 (Fiscal 2011: 36%).

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

The US division plans to invest about $40 million in information systems in Fiscal 2013 (Fiscal 2012: $21.1 million). The planned increase reflects investments in sales-enhancing technology, both in-store and in the digital environment, and in information technology designed to improve the effectiveness and efficiency of the division’s execution.

Management believes that the US division has the most sophisticated management information systems within the specialty jewelry sector.

US regulation

The US division is required to comply with numerous US federal and state laws and regulations covering areas such as consumer protection, consumer privacy, consumer credit, consumer credit insurance, supply chain integrity, truth in advertising and employment legislation. Management monitors changes in these laws to endeavor to comply with applicable requirements.

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

UK market

The UK market includes specialty retail jewelers and general retailers who sell jewelry and watches, such as catalog showrooms, department stores, supermarkets, mail order catalogs, and internet based retailers. The retail jewelry market is very fragmented and competitive, with a substantial number of independent specialty jewelry retailers. Management believes there are approximately 5,200 specialty retail jewelry stores in the UK as of December 2011, approximately 300 stores less than the prior year (source: Local Data Company).

In the middle market, H.Samuel competes with a large number of independent jewelers, only one of which has more than 100 stores. Some competition, at the lower end of the H.Samuel product range, also comes from a catalog showroom operator, discount jewelry retailers and supermarkets, some of whom have more stores than H.Samuel.

In the upper middle market, Ernest Jones competes with independent specialty retailers and a limited number of other upper middle market chains, the largest three of which had 132, 65 and 37 stores respectively at January 28, 2012.

UK Competitive Strengths

Customer experience and human resources

The customer experience, in particular, the ability of the sales associate to explain the merchandise and its value, is essential to most jewelry purchases

•	Industry-leading training, granted third-party accreditation, helps sales associates provide superior customer service.

•

88% of store management have passed the Jewellery Education and Training Course 1 accredited by the National Association of Goldsmiths, demonstrating professionalism of sales associates. The UK division employs 38% of the total number of people that have passed this qualification.

•	Management trained to support sales associate development programs and build general management skills.

•	Commission based compensation program developed to improve recruitment and retention of high quality sales associates.

•	Leading integrated eCommerce and retail store service within the specialty jewelry sector.

Merchandising

Customer offered greater value and selection

•	Leading supply chain capability in the UK jewelry sector, which provides better value to the customer.

•	Responsive, demand-driven merchandise systems enable rapid reaction to changes in customer behavior.

•	The ability to offer exclusive products, which improves differentiation from competitors.

•	24 hour re-supply capability means items wanted by customers are more likely to be available in inventory.

Marketing

Leading brands in middle market sector

•	Ability to leverage brand perception through scale of marketing spend.

•	Significant proprietary confidential marketing database enables extensive customer relationship marketing.

•	H.Samuel uses national TV advertising to promote its retail brand.

Real estate

Well designed stores in primary locations with high visibility and traffic flows

•	Strict real estate criteria consistently applied over time has resulted in a high-quality store base.

•	Signet’s high store productivity and financial strength make it an attractive tenant to landlords.

UK Store Brand Reviews

Sales data by brand

		Change on previous year
Fiscal 2012	Sales (millions)	Total sales	Sales at constant exchange rates(1)(2)	Same store sales
H.Samuel	£243.1	4.2%	0.9%	1.6%
Ernest Jones(3)	£203.8	2.1%	(1.1)%	0.0%

UK	£446.9	3.2%	(0.1)%	0.9%

(1)	Non-GAAP measure, see Item 6.
(2)	The exchange translation impact on the total sales of H.Samuel was 3.3%, and for Ernest Jones 3.2%.
(3)	Includes stores selling under the Leslie Davis nameplate.

H.Samuel

H.Samuel accounted for 10% of Signet’s sales in Fiscal 2012 (Fiscal 2011: 11%), and is the largest specialty retail jewelry store brand in the UK by number of stores. With 150 years of jewelry heritage, it serves the core middle market and its customers typically have an annual household income of between £15,000 and £40,000. The typical store selling space is 1,100 square feet.

H.Samuel has increasingly focused on larger stores, in regional shopping centers, where it is better able to offer more specialist customer service and a wider range of jewelry. This also reflects customer’s changing shopping patterns. The number of H.Samuel stores in smaller markets has therefore declined as leases expire or suitable real estate transactions became available.

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Sales (million)	£243.1	£240.9	£247.8	£250.3	£256.7
Sales per store (million)(1)	£0.719	£0.705	£0.712	£0.718	£0.722
Stores at year end	337	338	347	352	359

(1)	Including only stores operated for the full fiscal year.

H.Samuel store data

	Fiscal 2012		Fiscal 2011	Fiscal 2010
Number of stores:
Opened during the year	2	(1)	—	—
Closed during the year	(3)		(9)	(5)
Open at year end	337		338	347

(1)	Includes one Ernest Jones store rebranded as H.Samuel.

H.Samuel merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	%	%	%
Diamonds and diamond jewelry	21	21	22
Gold and silver jewelry, including charm bracelets	29	29	28
Other jewelry	14	13	13
Watches	25	25	25
Gift category	11	12	12

	100	100	100

Ernest Jones

Ernest Jones accounted for 9% of Signet’s sales in Fiscal 2012 (Fiscal 2011: 9%), and is the second largest specialty retail jewelry store brand in the UK by number of stores. It serves the upper middle market and its customers typically have an annual household income of between £30,000 and £50,000. The typical store selling space is 900 square feet.

The number of Ernest Jones stores has been broadly stable over the last five years. While locations would be considered for new stores, any openings would depend on the availability of both suitable sites and prestige watch agencies, as well as satisfying Signet’s required investment returns.

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Sales (million)	£203.8	£206.1	£209.8	£208.3	£219.4
Sales per store (million)(1)	£1.026	£1.041	£1.027	£1.047	£1.105
Stores at year end	198	202	205	206	204

(1)	Including only stores operated for the full fiscal year.

Ernest Jones store data(1)

	Fiscal 2012		Fiscal 2011	Fiscal 2010
Number of stores:
Opened during the year	2		—	1
Closed during the year	(6	)(2)	(3)	(2)
Open at year end	198		202	205

(1)	Including Leslie Davis stores.
(2)	Includes one Ernest Jones store rebranded to H.Samuel.

Ernest Jones merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	%	%	%
Diamonds and diamond jewelry	34	36	39
Gold and silver jewelry, including charm bracelets	14	16	14
Other jewelry	11	10	10
Watches	39	36	35
Gift category	2	2	2

	100	100	100

UK eCommerce sales

H.Samuel’s website, www.hsamuel.co.uk, is the most visited UK specialty jewelry website and Ernest Jones’ website, www.ernestjones.co.uk, is the second most visited (source: Hitwise). The websites provide potential customers with a source of information on merchandise available, as well as the ability to buy online. The websites are integrated with the division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the customer. The websites make an important and growing contribution to the customer experience of H.Samuel and Ernest Jones, as well as to the UK division’s marketing programs. Transactional iPhone applications for both H.Samuel and Ernest Jones were launched during the fourth quarter of 2011. In Fiscal 2012, the UK division’s eCommerce sales increased by 12.0% to £14.9 million (Fiscal 2011: £13.3 million), and represented 3.3% of sales (Fiscal 2011: 3.0%).

UK Operating Review

Operating structure

Signet’s UK division operates as two brands with a single support structure and distribution center.

UK customer experience and human resources

Management regards the customer experience as an essential element in the success of its business, and the division’s scale enables it to invest in industry-leading training and in the digital environment. The Signet Jewellery Academy, a multi-year program and framework for training and developing standards of capability, is operated for all sales associates. It utilizes a training system developed by the division called the “Amazing Customer Experience” (“ACE”). An ACE Index customer feedback survey gives a reflection of customers’ experiences and forms part of the monthly performance statistics that are monitored on a store by store basis.

UK merchandising and purchasing

Management believes that the UK division’s leading position in the UK jewelry sector is an advantage when sourcing merchandise, enabling delivery of better value to the customer. An example of this is its capacity to contract with jewelry manufacturers to assemble products, utilizing directly sourced gold and diamonds. In addition, the UK division has the scale to utilize sophisticated merchandising systems to test, track, forecast and respond to customer preferences. The vast majority of inventory is held at stores rather than in the central distribution facility. The average unit selling price in H.Samuel of £61 is below that of Ernest Jones average unit selling price of £274, primarily due to the greater participation of the gift category in its merchandise mix. The UK division and the US division seek to coordinate their merchandising and purchasing activities where appropriate, and are working to identify opportunities to further such coordination.

Merchandise mix

UK division merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	%	%	%
Diamonds and diamond jewelry	27	28	30
Gold and silver jewelry, including charm bracelets	22	23	22
Other jewelry	13	12	11
Watches	31	30	30
Gift category	7	7	7

	100	100	100

The UK division has a different merchandise weighting to that of the US division, with watches representing 31% of merchandise sales. Bridal jewelry is estimated by management to account for between 20% and 25% of the UK division’s sales, with gold wedding bands being an important element.

Direct sourcing

The UK division employs contract manufacturers for approximately 20% (Fiscal 2011: 20%) of the diamond merchandise sold, thereby achieving cost savings. Approximately 19% of the UK business’s gold jewelry is manufactured on a contract basis through a buying office in Vicenza, Italy.

Suppliers

Merchandise is purchased from a range of suppliers and manufacturers and economies of scale and buying power continued to be achieved by combining the purchases of H.Samuel and Ernest Jones. In Fiscal 2012, the five largest of these suppliers (three watch and two jewelry) together accounted for approximately 35% of total UK division purchases (Fiscal 2011: approximately 30%), with the largest accounting for around 8%.

Foreign exchange and merchandise costs

Fine gold and loose diamonds account for about 15% to 20% and 5% to 10%, respectively, of the merchandise cost of goods sold. The prices of these are determined by international markets and the pound sterling to US dollar exchange rate. The other major category of goods purchased are watches, where the pound sterling cost is influenced by the Swiss franc exchange rate. In total, between 20% to 25% of goods purchased are made in US dollars. The pound sterling to US dollar exchange rate also has a significant indirect impact on the UK division’s cost of goods sold for other merchandise.

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

UK marketing and advertising

The UK division has strong, well-established brands and leverages them with advertising (television, print and online), catalogs and the development of customer relationship marketing techniques. Few of its competitors have sufficient scale to utilize all these marketing methods efficiently. Marketing campaigns are designed to reinforce and develop further the distinct brand identities and to expand the overall customer base and improve customer loyalty. H.Samuel used television advertising in the fourth quarter and during Fiscal 2012 expanded customer relationship marketing. For Ernest Jones, expenditure is focused on print and customer relationship marketing. Catalogs remain an important marketing tool for both H.Samuel and Ernest Jones. The UK division’s five year record of gross advertising spending is given below:

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Gross advertising spending (million)	£12.6	£10.7	£10.2	£12.6	£14.6
Percent of sales (%)	2.8	2.4	2.2	2.8	3.1

UK real estate

In Fiscal 2012, total store capital expenditure was £6.9 million (Fiscal 2011: £8.1 million), as a result of a decrease in the number of store refurbishments partially offset by increased investment in new stores.

UK customer finance

In Fiscal 2012, approximately 4% (Fiscal 2011: 5%) of the division’s sales were made through a customer finance program provided through a third party. Signet does not provide this service itself in the UK as the demand for customer finance is of insufficient scale. Sales made using third-party bank cards were approximately 45% of sales (Fiscal 2011: 44%).

UK management information systems

EPOS equipment, retail management systems, purchase order management systems and merchandise planning processes are in place to support financial management, inventory planning and control, purchasing, merchandising, replenishment and distribution and can usually ensure replacement within 48 hours of any merchandise sold. The UK division uses third-party suppliers to support the operation of its information systems.

A perpetual inventory process allows store managers to check inventory by product category. These systems are designed to assist in the control of shrinkage, fraud prevention, financial analysis of retail operations, merchandising and inventory control.

The UK division plans to invest about £3 million in information systems in Fiscal 2013 (Fiscal 2012: £4.3 million). The planned expenditure reflects investments in sales-enhancing technology, both in-store and in the digital environment, and in information technology designed to improve the effectiveness and efficiency of the division’s execution.

UK regulation

Various laws and regulations affect Signet’s UK operations. These cover areas such as consumer protection, consumer credit, data protection, health and safety, waste disposal, employment legislation and planning and development standards. Management monitors changes in these laws to endeavor to comply with legal requirements.

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

Spending on goods that are, or are perceived to be “luxuries”, such as jewelry, is discretionary and is affected by general economic conditions. Therefore, a decline in consumer spending, whether due to adverse changes in the economy or other factors that reduce our customers’ demand for our products, may unfavorably impact Signet’s future sales and earnings

Jewelry purchases are discretionary and are dependent on consumers’ perceptions of general economic conditions, particularly as jewelry is often perceived to be a luxury purchase. Adverse changes in the economy and periods when discretionary spending by consumers may be under pressure could unfavorably impact sales and earnings.

The success of Signet’s operations depends to a significant extent upon a number of factors relating to discretionary consumer spending. These include economic conditions, and perceptions of such conditions by consumers, consumer confidence, employment, the rate of change in employment, the level of consumers’ disposable income and income available for discretionary expenditure, the savings ratio, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in regional and local markets where it operates. Signet’s success also depends upon its reputation for integrity in sourcing its merchandise, which, if adversely affected could impact consumer sentiment and willingness to purchase Signet’s merchandise.

As about 20% of Signet’s sales are accounted for by its UK division, and economic conditions in the eurozone, including the ongoing sovereign debt crisis in Europe, have a significant impact on the UK economy even though the UK is not a member. Therefore developments in the eurozone could adversely impact trading in the UK division. In addition, developments in the eurozone could also adversely impact the US economy.

About half of US sales are made utilizing customer finance provided by Signet. Therefore any deterioration in the consumers’ financial position could adversely impact sales and earnings

Any significant deterioration in general economic conditions or increase in consumer debt levels may inhibit consumers’ use of credit and decrease the consumers’ ability to satisfy Signet’s requirement for access to customer finance and could in turn have an adverse effect on the US division’s sales. Furthermore, any downturn in general or local economic conditions, in particular an increase in unemployment in the markets in which the US division operates, may adversely affect its collection of outstanding accounts receivable, its net bad debt charge and hence earnings.

Changes to the regulatory requirements regarding the granting of credit to customers could adversely impact sales and operating income

About half of Signet’s US sales utilize its in-house customer financing programs and about a further 35% of purchases are made using third party bank cards. Signet’s ability to extend credit to customers and the terms on which it is achieved depends on many factors, including compliance with applicable state and federal laws and regulations, any of which may change from time to time, and such changes in law relating to the provision of credit and associated services could adversely affect sales and income. In addition, other restrictions arising from applicable law could cause limitations in credit terms currently offered or a reduction in the level of credit granted by the US division, or by third parties, and this could adversely impact sales, income or cash flow, as could any reduction in the level of credit granted by the US division, or by third parties, as a result of the restrictions placed on fees and interest charged.

The US Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law in July 2010. Among other things, the US Dodd-Frank Act creates a Bureau of Consumer Financial Protection with broad rule-making and supervisory authority for a wide range of consumer financial services, including Signet’s customer finance programs. The Bureau’s authority became effective in July 2011. Any new regulatory initiatives by the Bureau could impose additional costs and/or restrictions on credit practices on the US division, which could adversely affect its ability to conduct its business.

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

Signet’s borrowing agreements include various financial covenants and operating restrictions. A material deterioration in its financial performance could result in a covenant being breached. If Signet were to breach, or believed it was going to breach, a financial covenant it would have to renegotiate its terms with current lenders or find alternative sources of finance if current lenders required cancellation of facilities or early repayment.

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

As Signet has material cash balances, it is exposed to counterparty credit risks

At January 28, 2012, Signet had cash and cash equivalents of $486.8 million (January 29, 2011: $302.1 million). Signet holds its cash and cash equivalents predominantly in ‘AAA’ rated liquidity funds and in various bank accounts. If an institution or fund in which Signet invests its cash and cash equivalents were to default or become insolvent, Signet may be unable to recover these amounts or obtain access to them in a timely manner.

Movements in the pound sterling to US dollar exchange rates impact the results and balance sheet of Signet

Signet publishes its consolidated annual financial statements in US dollars. It held approximately 88% of its total assets in US dollars at January 28, 2012 and generated approximately 81% of its sales and 92% of its operating income in US dollars for the fiscal year then ended. Nearly all the remaining assets, sales and operating income are in the UK. Therefore its results and balance sheet are subject to fluctuations in the exchange rate between the pound sterling and the US dollar. Accordingly, any decrease in the weighted average value of the pound sterling against the US dollar would decrease reported sales and operating income.

The average exchange rate is used to prepare the income statement and is calculated from the weekly average exchange rates weighted by sales of the UK division. As a result, Signet’s results are particularly impacted by movements in the fourth quarter of its fiscal year, with the exchange rate in the first four weeks of December having the largest impact on the average exchange rate used. A movement in the year to date exchange rate from that in the prior quarter in a particular fiscal year will result in that quarter’s results being impacted by adjustments to sales and costs in prior quarters to reflect the changed year to date exchange rate. This can have a particularly noticeable impact on results for the third quarter. In addition, as the UK division’s selling, general and administrative expenses are spread more evenly between quarters than its sales, these expenses can be particularly impacted in the fourth quarter.

Where pounds sterling are held or used to fund the cash flow requirements of the business, any decrease in the weighted average value of the pound sterling against the US dollar would reduce the amount of cash and cash equivalents and increase the amount of any pounds sterling borrowings.

In addition, the prices of materials and certain products bought on the international markets by the UK division are denominated in US dollars, and therefore the UK division has an exposure to exchange rate fluctuations on the cost of goods sold.

Fluctuations in the availability and pricing of commodities, particularly polished diamonds and gold, which account for the majority of Signet’s merchandise costs, could adversely impact its earnings and cash availability

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones. In particular, diamonds account for about 53% of Signet’s merchandise costs, and gold about 17%.

Due to the sharp decline in demand for diamonds in the second half of Fiscal 2009, and in the first six months of Fiscal 2010, particularly in the US, which accounts for about 40% of worldwide demand, the supply chain was overstocked with polished diamonds. Combined with the reduced levels of credit availability, the over-supply of diamonds resulted in decreases in the price of loose polished diamonds of all sizes and qualities. This was particularly marked in diamonds larger, and of better quality, than the type that Signet typically purchases. In the fourth quarter of Fiscal 2010 and during Fiscal 2011, the price of polished diamonds purchased by Signet increased but remained below Fiscal 2009 levels. In Fiscal 2012, the cost of diamonds increased markedly in the first half of the year, reaching record levels. Diamond costs decreased in the second half of the year, but remained significantly above those of Fiscal 2009.

It is forecast that over the medium and longer term, the demand for diamonds will probably increase faster than the growth in supply, particularly as a result of growing demand in countries such as China and India. Therefore the cost of diamonds is anticipated to rise over time, although fluctuations in price are likely to occur. In the short term, the mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on diamond prices, as can the inventory and buying patterns of jewelry retailers. A major new source of rough diamonds is being developed in Zimbabwe, and the impact of this, including on the availability and price of diamonds, is unknown.

While jewelry manufacturing is the major final demand for gold, management believes that the cost of gold is predominantly driven by investment transactions which have resulted in a significant increase in its cost. Therefore Signet’s cost of merchandise and potentially its earnings may be adversely impacted by investment market considerations.

An inability to increase retail prices to reflect higher commodity costs would result in lower profitability. Historically jewelry retailers have been able, over time, to increase prices to reflect changes in commodity costs. However, particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices. Volatility in commodity costs may also result in a time lag before cost increases are reflected in retail prices. There is no certainty that such price increases will be sustainable, so downward pressure on gross margins and earnings may occur. In addition, any sustained increases in the cost of commodities could result in the need to fund a higher level of inventory or changes in the merchandise available to the customer.

Diamonds are the largest product category sold by Signet. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity—the Diamond Trading Company (“DTC”), a subsidiary of De Beers Consolidated Mines Limited (“De Beers”). The DTC’s share of the diamond supply chain has decreased over recent years, which may result in more volatility in rough diamond prices. In November 2011, Anglo American plc (“Anglo American”) announced that it had agreed to acquire an additional 40% of the equity of De Beers, which would increase its ownership from 45% to 85%. This transaction is subject to regulatory approval. In addition, the government of Botswana has an option to acquire 10% of De Beers, which if exercised would reduce Anglo American’s proposed holding to 75%. It is uncertain what the impact of this transaction may have on De Beers.

The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds which could occur as a result of disruption to the Kimberley Process, could adversely affect Signet and the retail jewelry market as a whole. The Kimberley Process chair for 2012, which is held by the United States, has initiated a process to review ways to strengthen and reform the Kimberley Process, including reviewing the definition of a conflict diamond. The current Kimberley Process decision making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. In addition to the Kimberley Process, the supply of diamonds to the US and the UK is also impacted by governmental trade sanctions imposed on Zimbabwe, where as mentioned above, a major new source of rough diamonds is being developed.

The possibility of constraints in the supply of diamonds of a size and quality Signet requires to meet its merchandising requirements may result in changes in Signet’s supply chain practices. For example, Signet may from time to time choose to hold more inventory, to purchase raw materials at an earlier stage in the supply chain or enter into commercial agreements of a nature that it currently does not use. Such actions would require the investment of cash and/or additional management skills. Such actions may not result in the expected returns and other projected benefits anticipated by management.

The SEC pursuant to the Dodd-Frank Act issued proposed rules that, once adopted in a final form, would require disclosure and reporting on the source and use of certain minerals, including gold from the conflict zones of the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules will only cover less than 1% of annual worldwide gold production (based upon current estimates), the final rules are expected to require Signet and other jewelry retailers and manufacturers that file with the SEC to exercise due diligence in determining the origin of the statutorily designated minerals that are used in products sold by Signet in the US and elsewhere. The rules are likely to add to Signet’s costs, but management does not expect this increase to be material. Due to the complexity of the world gold supply chain, there may be reputational risks with customers and other stakeholders if Signet is unable to sufficiently verify the origin for the relevant metals, which Signet may be required to disclose under the new rules. Also, if the responses of parts of Signet’s supply chain to the verification requests are adverse, it may harm Signet’s ability to obtain merchandise and add to compliance costs. The proposed rules also cover tungsten, which is contained in a small proportion of items that are sold by Signet. Other minerals, such as diamonds, could be added to those currently covered by these rules.

Price increases may have an adverse impact on Signet’s performance

If significant price increases are implemented, by either division, across a wide range of merchandise, the impact on earnings will depend on, among other factors, the pricing by competitors of similar products and the response by the customer to higher prices. Such price increases may result in lower achieved gross margin dollars and adversely impact earnings.

While Signet’s major competitors are other specialty jewelers, Signet also faces competition from other retailers, including department stores, discount stores, apparel outlets and internet sellers of jewelry. In addition, other retail categories, for example electronics, and other forms of expenditure, such as travel, also compete for consumers’ discretionary expenditure. This is particularly so during the Christmas gift giving season. Therefore the price of jewelry relative to other products influences the proportion of consumers’ expenditure that is spent on jewelry. If the relative price of jewelry increases, Signet’s sales and earnings may decline.

The failure to satisfy the accounting requirements for ‘hedge accounting’, or default or insolvency of a counterparty to a hedging contract, could adversely impact results

Signet hedges a portion of its purchases of gold for both its US and UK divisions and US dollar requirements of its UK division. The failure to satisfy the requirements of the appropriate accounting requirements, or a default or insolvency of a counterparty to a contract, could increase the volatility of results and may impact the timing of recognition of gains and losses in the income statement.

The inability of Signet to obtain merchandise that customers wish to purchase, particularly ahead of and during, the fourth quarter would adversely impact sales

The abrupt loss or disruption of any significant supplier during the three month period (August to October) leading up to the fourth quarter would result in a material adverse effect on Signet’s business.

Also, if management misjudges expected customer demand, or fails to identify changes in customer demand and/or its supply chain does not respond in a timely manner, it could adversely impact Signet’s results by causing either a shortage of merchandise or an accumulation of excess inventory.

Signet benefits from close commercial relationships with a number of suppliers. Damage to, or loss of, any of these relationships could have a detrimental effect on results. Management holds regular reviews with major suppliers. Signet’s most significant supplier accounts for 6% of merchandise. Government requirements regarding sources of commodities, such as those required by the Dodd-Frank Act, could result in Signet choosing to terminate relationships with a limited number of suppliers.

Luxury and prestige watch manufacturers and distributors normally grant agencies to sell their ranges on a store by store basis, and most of the leading brands have been steadily reducing the number of agencies in the US and the UK over recent years. The watch brands sold by Ernest Jones, and to a lesser extent Jared, help attract customers and build sales in all categories. Therefore an inability to obtain or retain watch agencies for a location could harm the performance of that particular store. In the case of Ernest Jones, the inability to gain additional prestige watch agencies is an important factor in, and does reduce the likelihood of, opening new stores, which could adversely impact sales growth.

The growth in importance of branded merchandise within the jewelry market may adversely impact Signet’s sales and earnings if it is unable to obtain supplies of branded merchandise that the customer wishes to purchase. In addition, if Signet loses the distribution rights to an important branded jewelry range, it could adversely impact sales and earnings.

Signet has had success in recent years in the development of branded merchandise that is exclusive to its stores. If Signet is not able to further develop such branded merchandise, or is unable to successfully develop further such initiatives, it may adversely impact sales and earnings.

An inability to recruit, train, motivate and retain suitably qualified sales associates could adversely impact sales and earnings

In specialty jewelry retailing, the level and quality of customer service is a key competitive factor as nearly every in-store transaction involves the sales associate taking a piece of jewelry or a watch out of a display case and presenting it to the potential customer. Therefore an inability to recruit, train, motivate and retain suitably qualified sales associates could adversely impact sales and earnings.

Loss of confidence by consumers in Signet’s brand names, poor execution of marketing programs and reduced marketing expenditure could have a detrimental impact on sales

Primary factors in determining customer buying decisions in the jewelry sector include customer confidence in the retailer and in the brands it sells, together with the level and quality of customer service. The ability to differentiate Signet’s stores and merchandise from competitors by its branding, marketing and advertising programs is an important factor in attracting consumers. If these programs are poorly executed or the level of support for them is reduced, or the customer loses confidence in any of Signet’s brands for whatever reason, it could unfavorably impact sales and earnings.

In the past, the DTC has promoted unbranded diamonds and diamond jewelry in the US. The level of support provided by the DTC and the success of the promotions influenced the size of the total jewelry market in the US. As the DTC’s market share of rough diamond sales has decreased, it has refocused its worldwide marketing efforts on its own brand and substantially decreased the DTC’s marketing support for unbranded diamonds and diamond jewelry in the US. The impact of these actions is unknown and could unfavorably impact the overall market for diamonds and diamond jewelry and adversely impact Signet’s sales and earnings.

Long-term changes in consumer attitudes to jewelry could be unfavorable and harm jewelry sales

Consumer attitudes to diamonds, gold and other precious metals and gemstones also influence the level of Signet’s sales. Attitudes could be affected by a variety of issues including concern over the source of raw materials; the impact of mining and refining of minerals on the environment, the local community and the political stability of the producing country; labor conditions in the supply chain; and the availability and consumer attitudes to substitute products such as cubic zirconia, moissanite and of laboratory created diamonds. A negative change in consumer attitudes to jewelry could adversely impact sales and earnings.

The retail jewelry industry is highly fragmented and competitive. Aggressive discounting or “going out of business” sales by competitors may adversely impact Signet’s performance in the short term

The retail jewelry industry is competitive. If Signet’s competitive position deteriorates, operating results or financial condition could be adversely affected.

Aggressive discounting by competitors, particularly those holding “going out of business” sales, may adversely impact Signet’s performance in the short term. This is particularly the case for easily comparable pieces of jewelry, of similar quality, sold through stores that are situated near to those that Signet operates.

As a result of the growth of Jared and the development of Kay outside of its enclosed mall base, the US division is increasingly competing with independent specialty jewelry retailers that are able to adjust their competitive stance, for example on pricing, to local market conditions. This can put individual Signet stores at a competitive disadvantage as the US division has a national pricing strategy.

The inability to rent stores that satisfy management’s operational and financial criteria could harm sales, as could changes in locations where customers shop

Signet’s results are dependent on a number of factors relating to its stores. These include the availability of desirable property, the demographic characteristics of the area around the store, the design, and maintenance of the stores, the availability of attractive locations within the shopping center that also meet the operational and financial criteria of management, the terms of leases and its relationship with major landlords. The US division leases 16% of its store locations from Simon Property Group and 10% from General Growth Management. Signet has no other relationship with any lessor relating to 10% or more of its store locations. If Signet is unable to rent stores that satisfy its operational and financial criteria, or if there is a disruption in its relationship with its major landlords, sales could be adversely affected.

Given the length of property leases that Signet enters into, it is dependent upon the continued popularity of particular retail locations. As Signet tests and develops new types of store locations and designs, there is no certainty as to their success. The majority of long-term space growth opportunities in the US are in new developments and therefore future store space is largely dependent on the investment by real estate developers on new projects. Currently there is limited new real estate development taking place, making it challenging to identify and secure suitable new store locations. The UK division has a more diverse range of store locations than in the US, including some exposure to smaller retail centers which do not justify the investment required to refurbish the site to the current store format. Consequently the UK division is gradually closing stores in such locations as leases expire or satisfactory property transactions can be executed; however the ability to secure such property transactions is not certain. As the UK division is already represented in nearly all major retail centers, a small annual decrease in store space is expected in the medium term which will adversely impact sales growth.

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

Security breaches and other disruptions to Signet’s information technology infrastructure and databases could interfere with Signet’s operations, and could compromise Signet’s and its customers’ and suppliers’ information, exposing Signet to liability which would cause Signet’s business and reputation to suffer.

Signet operates in multiple channels and, in the US division, maintains its own customer finance operation. Signet is also increasingly using mobile devices, social networks and other online activities to connect with customers, staff and other stakeholders. Therefore, in the ordinary course of business, Signet relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, merchandise distribution, customer invoicing and collection of payments. Signet uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, Signet collects and stores sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of Signet’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to Signet’s business operations and strategy. Despite security measures and business continuity plans, Signet’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise Signet’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage Signet’s reputation, which could adversely affect Signet’s business. In addition, it could harm Signet’s ability to execute its business and adversely impact sales, costs and earnings.

An adverse decision in legal proceedings and/or tax matters could reduce earnings

In March 2008, private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in U.S. District Court for the Southern District of New York federal court. In September 2008, the US Equal Employment Opportunities Commission filed a lawsuit against Sterling in U.S. District Court for the Western District of New York. Sterling denies the allegations from both parties and intends to defend them vigorously. If, however, it is unsuccessful in either defense, Sterling could be required to pay substantial damages. At this point, no outcome or amount of loss is able to be estimated.

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

Failure to comply with changes in law and regulations could adversely affect the business

Signet’s policies and procedures are designed to comply with all applicable laws and regulations. Changing legal and regulatory requirements have increased the complexity of the regulatory environment in which the business operates and the cost of compliance. Failure to comply with the various regulatory requirements may result in damage to Signet’s reputation, civil and criminal liability, fines and penalties, and further increase the cost of regulatory compliance. Changes in tax legislation, for example, the elimination of LIFO for US tax accounting purposes, could adversely impact earnings or cash flow.

Any difficulty executing an acquisition, a business combination or a major business initiative may result in expected returns and other projected benefits from such an exercise not being realized

Any difficulty in executing an acquisition, a business combination or a major business initiative may result in expected returns and other projected benefits from such an exercise not being realized. A significant transaction could also disrupt the operation of its current activities. Signet’s current borrowing agreements place certain limited constraints on its ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions.

Changes in assumptions used in making accounting estimates or in accounting standards may adversely impact investor perception of the business

Changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, may adversely affect Signet’s financial results and balance sheet. Changes in accounting standards, such as those currently being considered relating to leases, could materially impact the presentation of Signet’s results and balance sheet. Investors’ reaction to any such change in presentation is unknown. Such changes could also impact the way that the business is managed and access to the credit markets.

Loss of one or more key executive officers or employees could adversely impact performance, as could the appointment of an inappropriate successor or successors

Signet’s future success will partly depend upon the ability of senior management and other key employees to implement an appropriate business strategy. While Signet has entered into employment contracts with such key personnel, the retention of their services cannot be guaranteed and the loss of such services, or the inability to attract and retain talented personnel, could have a material adverse effect on Signet’s ability to conduct its business. In addition, any new executives may wish, subject to Board approval, to change the strategy of Signet. The appointment of new executives may therefore adversely impact performance.

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

US property

Substantially all of Signet’s US stores are leased. In addition to a minimum annual rental, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2012, most of the division’s mall stores only made base rental payments. Under the terms of a typical lease, the US business is required to conform and maintain its usage to agreed standards, including meeting required advertising expenditure as a percentage of sales, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall. The initial term of a mall store lease is generally ten years. Towards the end of a lease, management evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where management is uncertain whether the location will meet management’s required return on investment, but the store is profitable, the leases may be renewed for one to three years during which time the store’s performance is further evaluated. There are typically about 200 such mall brand stores at any one time. Jared stores are normally opened on 20 year leases with options to extend the lease, and rents are not sales related. A refurbishment of a Jared store is normally undertaken every ten years. At January 28, 2012, the average unexpired lease term of US leased premises was five years, and over 60% of these leases had terms expiring within five years. The cost of refitting a store is similar to the cost of fitting out a new store which is typically between $350,000 and $400,000 for a mall location and between $850,000 and $1,250,000 for a Jared store. In Fiscal 2009, Fiscal 2010 and Fiscal 2011, the level of new store openings was substantially below that in Fiscal 2006, Fiscal 2007 and Fiscal 2008. Management expects that about 45 new stores (about 34 Kay and 11 Jared) will be opened during Fiscal 2013. In Fiscal 2012, the level of major store refurbishment increased with 70 locations, including 16 Jared locations, being completed (Fiscal 2011: 21, including 16 Jared locations). It is anticipated that refurbishment activity in Fiscal 2013 will involve 91 stores, including about 22 Jared locations. The investment will be financed by cash flow from operating activities.

The US division leases 16% of its store locations from Simon Property Group and 10% from General Growth Management, Inc. The US division has no other relationship with any lessor relating to 10% or more of its store locations. At January 28, 2012, the US division had 2.37 million square feet of selling space (January 29, 2011: 2.34 million).

During the past five fiscal years, the US business generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s US operations.

A 340,000 square foot head office and distribution facility is leased in Akron, Ohio through 2032. An 86,000 square foot office building next door to the head office is also leased through 2032, to which Signet plans to relocate its credit operations to in Fiscal 2013. A 19,000 square foot repair center was opened in Akron, Ohio during Fiscal 2006 and is owned by a subsidiary of Signet. Management intends to expand the repair center in Fiscal 2013.

UK property

At January 28, 2012, Signet’s UK division operated from six freehold premises, five premises where the lease had a remaining term in excess of 25 years and 524 other leasehold premises. The division’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible Signet is shortening the length of new leases that it enters into, or including break clauses in order to improve the flexibility of its lease commitments. At January 28, 2012, the average unexpired lease term of UK premises with lease terms of less than 25 years was seven years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value. For details of assigned leases and sublet premises see Note 21 of Item 8.

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

A typical UK store undergoes a major refurbishment every ten years and a less costly store redecoration every five years. It is intended that these investments will be financed by cash from operating activities. The cost of refitting a store is typically between £150,000 and £250,000 for both H.Samuel and Ernest Jones, with the cost in prestige locations typically double those amounts.

The UK division has no relationship with any lessor relating to 10% or more of its store locations. At January 28, 2012, the UK division has 0.53 million square feet of selling space (January 29, 2011: 0.53 million).

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

Certain corporate functions are located in a 7,200 square foot office in central London, on a ten year lease which was entered into in 2005.

Distribution capacity

Both divisions have sufficient capacity to meet their current needs.

ITEM 3.	LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 21 of Item 8.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

The principal trading market for the Company’s Common Shares is the NYSE (symbol: SIG). The Company also maintains a standard listing of its Common Shares on the London Stock Exchange (symbol: SIG).

The following table sets forth the high and low share price on each stock exchange for the periods indicated.

	New York Stock Exchange Price per share		London Stock Exchange Price per share
	High	Low	High	Low
	$		£
Fiscal 2011
First quarter	34.10	26.59	22.15	16.95
Second quarter	32.79	27.31	23.25	17.96
Third quarter	35.31	26.44	22.13	17.24
Fourth quarter	44.30	35.27	28.20	21.90
Full year	44.30	26.44	28.20	16.95

Fiscal 2012
First quarter	46.50	41.18	28.85	25.74
Second quarter	48.01	40.45	29.86	24.78
Third quarter	44.52	31.26	27.83	19.36
Fourth quarter	47.38	41.49	30.44	26.13
Full year	48.01	31.26	30.44	19.36

Number of holders

As of March 15, 2012, there were 11,995 shareholders of record. However when including shareholders that hold equity in broker accounts under street names, nominee accounts or employee share purchase plans, management estimates the shareholder base at approximately 29,000.

Dividend policy

On August 25, 2011, the Board approved the commencement of paying quarterly cash dividends on Signet’s Common Shares and declared the first quarterly cash dividend of $0.10 per Signet Common Share. In Fiscal 2011, a dividend of $0.10 per Common Share was paid on November 28, 2011. A dividend of $0.10 was also paid on February 27, 2012. Future payments of quarterly dividends will be based on Signet’s ability to satisfy all applicable statutory and regulatory requirements and its continued financial strength. Any future payment of cash dividends will depend upon such factors as Signet’s earnings, capital requirements, financial condition, financing agreement restrictions, and other factors deemed relevant by the Board.

Share Repurchases

The following table contains the Company’s repurchases of equity securities in the fourth quarter of Fiscal 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2011 to November 26, 2011	—	—	—	$300,000,000
November 27, 2011 to December 24, 2011	—	—	—	$300,000,000
December 25, 2011 to January 28, 2012	256,241	$45.94	256,241	$288,227,606

Total	256,241	$45.94	256,241	$288,227,606

(1)	In October 2011, Signet’s Board of Directors authorized a program to repurchase up to $300 million of Signet’s Common Shares (the “2011 Program”). Repurchases may be made from time to time in the open market, through block trades or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The 2011 Program may be commenced, suspended or discontinued at any time without notice. Reflecting the Company’s customary trading “quiet periods,” the Program became effective on January 16, 2012, and will last 24 months from that date.

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

The following graph compares the cumulative total return to holders of Signet’s Common Shares against the cumulative total return of the Russell 1000 Index and Dow Jones General Retailers Index for the five year period ended January 28, 2012. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s Common Shares and the respective indices on January 28, 2007 through January 28, 2012 including reinvestment of any dividends, and is adjusted to reflect a 1-for-20 share consolidation in September 2008.

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

Taxation

The following are brief and general summaries of the United States and United Kingdom taxation treatment of holding and disposing of Common Shares. The summaries are based on existing law, including statutes, regulations, administrative rulings and court decisions, and what is understood to be current Internal Revenue Service (“IRS”) and HM Revenue & Customs (“HMRC”) practice, all as in effect on the date of this document. Future legislative, judicial or administrative changes or interpretations could alter or modify statements and conclusions set forth below, and these changes or interpretations could be retroactive and could affect the tax consequences of holding and disposing of Common Shares. The summaries do not consider the consequences of holding and disposing of Common Shares under tax laws of countries other than the US (or any US laws other than those pertaining to federal income tax), the UK and Bermuda, nor do the summaries consider any alternative minimum tax, state or local consequences of holding and disposing of Common Shares.

The summaries provide general guidance to US holders (as defined below) who hold Common Shares as capital assets (within the meaning of section 1221 of the US Internal Revenue Code of 1986, as amended (the “US Code”)) and to persons resident, ordinarily resident and domiciled for tax purposes in the UK who hold Common Shares as an investment, and not to any holders who are taxable in the UK on a remittance basis or who are subject to special tax rules, such as banks, financial institutions, broker-dealers, persons subject to mark-to-market treatment, UK resident individuals who hold their Common Shares under a personal equity plan, persons that hold their Common Shares as a position in part of a straddle, conversion transaction, constructive sale or other integrated investment, US holders whose “functional currency” is not the US dollar, persons who received their Common Shares by exercising employee share options or otherwise as compensation, persons who have acquired their Common Shares by virtue of any office or employment, S corporations or other pass-through entities (or investors in S corporations or other passthrough entities), mutual funds, insurance companies, tax-exempt organizations, US holders subject to the alternative minimum tax, certain expatriates or former long- term residents of the US, and US holders that directly or by attribution hold 10% or more of the voting power of the Company’s shares. This summary does not address US federal estate tax, state or local taxes, or the recently enacted Medicare tax on investment income.

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

*****

INTERNAL REVENUE SERVICE CIRCULAR 230 NOTICE: TO ENSURE COMPLIANCE WITH INTERNAL REVENUE SERVICE CIRCULAR 230, HOLDERS ARE HEREBY NOTIFIED THAT: (A) ANY DISCUSSION OF US FEDERAL TAX ISSUES CONTAINED OR REFERRED TO IN THIS DOCUMENT IS NOT INTENDED TO BE USED, AND CANNOT BE USED, BY HOLDERS FOR THE PURPOSES OF AVOIDING PENALTIES THAT MAY BE IMPOSED ON THEM UNDER THE INTERNAL REVENUE CODE; (B) SUCH DISCUSSION IS WRITTEN IN CONNECTION WITH THE PROMOTION OR MARKETING OF THE TRANSACTIONS OR MATTERS ADDRESSED HEREIN; AND (C) HOLDERS SHOULD SEEK ADVICE BASED ON THEIR PARTICULAR CIRCUMSTANCES FROM AN INDEPENDENT TAX ADVISER.

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

Sale or exchange of Common Shares

Gain or loss realized by a US holder on the sale or exchange of Common Shares generally will be subject to US federal income tax as capital gain or loss in an amount equal to the difference between the US holder’s tax basis in the Common Shares and the amount realized on the disposition. Such gain or loss will be long-term capital gain or loss if the US holder held the Common Shares for more than one year. Gain or loss, if any, will generally be US source for foreign tax credit purposes. The deductibility of capital losses is subject to limitations. Non-corporate US holders are eligible for a maximum 15% long-term capital gains taxation rate for long-term capital gains recognized before January 1, 2013.

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

Passive foreign investment company status

A non-US corporation will be classified as a passive foreign investment company (a “PFIC”) for any taxable year if at least 75% of its gross income consists of passive income (such as dividends, interest, rents, royalties or gains on the disposition of certain minority interests), or at least 50% of the average value of its assets consists of assets that produce, or are held for the production of, passive income. For the purposes of these rules, a non US corporation is considered to hold and receive directly its proportionate share of the assets and income of any other corporation of whose shares it owns at least 25% by value. Consequently, the Company’s classification under the PFIC rules will depend primarily upon the composition of its assets and income.

If the Company is characterized as a PFIC, US holders would suffer adverse tax consequences, and US federal income tax consequences different from those described above may apply. These consequences may include having gains realized on the disposition of Common Shares treated as ordinary income rather than capital gain and being subject to punitive interest charges on certain distributions and on the proceeds of the sale or other disposition of Common Shares. The Company believes that it is not a PFIC and that it will not be a PFIC for the foreseeable future. However, since the tests for PFIC status depend upon facts not entirely within the Company’s control, such as the amounts and types of its income and values of its assets, no assurance can be provided that the Company will not become a PFIC. US holders should consult their own tax advisers regarding the potential application of the PFIC rules to Common Shares.

New reporting requirement

Legislation was enacted on March 18, 2010 that generally imposes a requirement to file Form 8938 (and related penalties for failure to file) on certain US Holders that hold certain specified foreign financial assets generally in excess of $50,000. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-US person, any financial instrument or contract held for investment that has an issuer or counterparty other than a US person and any interest in a foreign entity. US holders may be subject to these reporting requirements unless their Common Shares are held in an account at a domestic financial institution. Investors are urged to consult their own tax advisors regarding the possible implications of this recently enacted legislation on their investment in Signet’s Common Shares.

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

Individuals who hold their Common Shares within an individual savings account (“ISA”) and are entitled to ISA-related tax relief in respect of the same, will generally not be subject to UK taxation of chargeable gains in respect of any gain arising on a disposal of Common Shares.

Taxation of dividends on Common Shares

Under current UK law and practice, UK withholding tax is not imposed on dividends.

Subject to anti-avoidance rules and the satisfaction of certain conditions, UK resident shareholders who are within the charge to UK corporation tax will in general not be subject to corporation tax on dividends paid by the Company on the Common Shares.

A UK resident individual shareholder who is liable to UK income tax at no more than the basic rate will be liable to income tax on dividends paid by the Company on the Common Shares at the dividend ordinary rate (10% in tax year 2011/12). A UK resident individual shareholder who is liable to UK income tax at the higher rate will be subject to income tax on the dividend income at the dividend upper rate (32.5% in 2011/12). A further rate of income tax (the “additional rate”) will apply to individuals with taxable income over a certain threshold, which is currently £150,000 for 2011/12. A UK resident individual shareholder subject to the additional rate will be liable to income tax on their dividend income at the rate of 42.5% of the gross dividend to the extent that the gross dividend when treated as the top slice of the shareholder’s income falls above the current £150,000 threshold.

UK resident individuals in receipt of dividends from the Company, if they own less than a 10% shareholding in the Company, will be entitled to a non-payable dividend tax credit (currently at the rate of 1/9th of the cash dividend paid (or 10% of the aggregate of the net dividend and related tax credit)). Assuming that there is no withholding tax imposed on the dividend (as to which see the section on Bermuda taxation below), the individual is treated as receiving for UK tax purposes gross income equal to the cash dividend plus the tax credit. The tax credit is set against the individual’s tax liability on that gross income. The result is that a UK resident individual shareholder who is liable to UK income tax at no more than the basic rate will have no further UK income tax to pay on a Company dividend. A UK resident individual shareholder who is liable to UK income tax at the higher rate will have further UK income tax to pay of 22.5% of the dividend plus the related tax credit (or 25% of the cash dividend, assuming that there is no withholding tax imposed on that dividend). A UK resident individual subject to income tax at the additional rate will have further UK income tax to pay of 32.5% of the dividend plus the tax credit (or 36 1/9% of the cash dividend, assuming that there is no withholding tax imposed on that dividend), to the extent that the gross dividend falls above the threshold for the 50% rate of income tax.

The UK government is setting out various tax proposals for inclusion in the UK 2012 Finance Bill on March 21, 2012. As of March 20, 2012, there has been speculation in the media that one of the changes that will be proposed is the reduction of the 50% rate of income tax, which may affect shareholders depending on their circumstances, and whether any such reduction will be applicable to dividend income. However, there can be no assurance that such changes will be proposed, or if proposed, will be enacted, or what the actual rate of taxation will be or whether the reduction would be extended to dividend income.

Individual shareholders who hold their Common Shares in an ISA and are entitled to ISA-related tax relief in respect of the same will not be taxed on the dividends from those Common Shares but are not entitled to recover the tax credit on such dividends from HRMC.

Stamp duty/stamp duty reserve tax (“SDRT”)

In practice, stamp duty should generally not need to be paid on an instrument transferring Common Shares. No SDRT will generally be payable in respect of any agreement to transfer Common Shares or Depositary Interests. The statements in this paragraph summarize the current position on stamp duty and SDRT and are intended as a general guide only. They assume that the Company will not be UK managed and controlled and that the Common Shares will not be registered in a register kept in the UK by or on behalf of the Company. The Company has confirmed that it does not intend to keep such a register in the UK.

Bermuda Taxation

At the present time, there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by the Company or by its shareholders in respect of its Common Shares. The Company has obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 31, 2035, be applicable to it or to any of its operations or to its shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by it in respect of real property owned or leased by it in Bermuda.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The financial data included below for Fiscal 2012, Fiscal 2011 and Fiscal 2010 have been derived from the audited consolidated financial statements included in Item 8. The financial data for these periods should be read in conjunction with the financial statements, including the notes thereto, and Item 7. The financial data included below for Fiscal 2009 and Fiscal 2008 have been derived from the previously published consolidated audited financial statements not included in this document.

The financial statements of Signet for Fiscal 2008 were originally prepared in accordance with International Financial Reporting Standards, which differ in certain respects from US GAAP. Any figures used for that year have been converted to US GAAP in this Annual Report on Form 10-K.

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008(1)
	$million	$million	$million	$million	$million
Income Statement:
Sales	3,749.2	3,437.4	3,273.6	3,328.0	3,645.6
Cost of sales	(2,311.6)	(2,194.5)	(2,208.0)	(2,262.2)	(2,410.1)

Gross margin	1,437.6	1,242.9	1,065.6	1,065.8	1,235.5
Selling, general and administrative expenses	(1,056.7)	(980.4)	(916.5)	(969.2)	(1,000.8)
Impairment of goodwill	—	—	—	(516.9)	—
Relisting costs	—	—	—	(10.5)	—
Other operating income, net	126.5	110.0	115.4	119.2	108.8

Operating income/(loss), net	507.4	372.5	264.5	(311.6)	343.5
Interest expense, net	(5.3)	(72.1)	(34.0)	(29.2)	(22.5)

Income/(loss) before income taxes	502.1	300.4	230.5	(340.8)	321.0
Income taxes	(177.7)	(100.0)	(73.4)	(61.8)	(110.6)

Net income/(loss)	324.4	200.4	157.1	(402.6)	210.4
Earnings/(loss) per share: basic	$3.76	$2.34	$1.84	$(4.72)	$2.47
diluted	$3.73	$2.32	$1.83	$(4.72)	$2.44
Dividends per share	$0.20	—	—	$1.45	$1.45

(1)	Based on audited IFRS, converted to US GAAP.

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008(1)
	$million	$million	$million	$million	$million
Balance sheet:
Total assets	3,611.4	3,089.8	3,044.9	3,064.5	3,702.6
Total liabilities	(1,332.3)	(1,150.8)	(1,341.3)	(1,541.8)	(1,459.5)

Total shareholders’ equity	2,279.1	1,939.0	1,703.6	1,522.7	2,243.1
Working capital	2,149.1	1,831.3	1,814.3	1,677.4	1,781.4
Cash and cash equivalents	486.8	302.1	316.2	96.8	41.7
Loans and overdrafts	—	(31.0)	(44.1)	(187.5)	(36.3)
Long-term debt	—	—	(280.0)	(380.0)	(380.0)

Net cash/(debt)(2)	486.8	271.1	(7.9)	(470.7)	(374.6)
Common shares in issue (million)	86.9	86.2	85.5	85.3	85.3

Cash flow:
Net cash provided by operating activities	325.2	323.1	515.3	164.4	140.8
Net cash used in investing activities	(97.8)	(55.6)	(43.5)	(113.3)	(139.4)
Net cash (used in)/provided by financing activities	(40.0)	(282.3)	(251.6)	36.9	(115.8)

Increase/(decrease) in cash and cash equivalents	187.4	(14.8)	220.2	88.0	(114.4)
Ratios:
Operating margin	13.5%	10.8%	8.1%	(9.4)%	9.4%
Effective tax rate	35.4%	33.3%	31.8%	(18.1)%	34.5%
ROCE(2)	28.6%	23.0%	15.0%	10.6%	17.1%

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Store data:
Store numbers (at end of period)
US	1,318	1,317	1,361	1,401	1,399
UK	535	540	552	558	563
Percentage increase/(decrease) in same store sales
US	11.1%	8.9%	0.2%	(9.6)%	(1.5)%
UK	0.9%	(1.4)%	(2.4)%	(3.3)%	2.0%
Signet	9.0%	6.7%	(0.4)%	(8.1)%	(0.6)%
Number of employees (full-time equivalents)	16,555	16,229	16,320	16,915	17,243

(1)	Based on audited IFRS, converted to US GAAP.
(2)	Net cash/(debt) and ROCE are non-GAAP measures, see “GAAP and non-GAAP Measures” below.

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

(a) Fiscal 2012 percentage change in results at constant exchange rates

	Fiscal 2012	Fiscal 2011	Change	Impact of exchange rate movement	Fiscal 2011 at constant exchange rates (non-GAAP)	Fiscal 2012 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	3,034.1	2,744.2	10.6	—	2,744.2	10.6
UK	715.1	693.2	3.2	22.4	715.6	(0.1)

	3,749.2	3,437.4	9.1	22.4	3,459.8	8.4
Cost of sales	(2,311.6)	(2,194.5)	(5.3)	(15.2)	(2,209.7)	4.6

Gross margin	1,437.6	1,242.9	15.7	7.2	1,250.1	15.0
Selling, general and administrative expenses	(1,056.7)	(980.4)	7.8	(6.2)	(986.6)	7.1
Other operating income, net	126.5	110.0	15.0	—	110.0	15.0

Operating income, net:
US	478.0	342.7	39.5	—	342.7	39.5
UK	56.1	57.0	(1.6)	1.9	58.9	(4.8)
Unallocated	(26.7)	(27.2)	1.8	(0.9)	(28.1)	5.0

	507.4	372.5	36.2	1.0	373.5	35.9
Interest expense, net	(5.3)	(72.1)	92.6	—	(72.1)	92.6

Income before income taxes	502.1	300.4	67.1	1.0	301.4	66.6
Income taxes	(177.7)	(100.0)	77.7	(0.3)	(100.3)	77.2

Net income	324.4	200.4	61.9	0.7	201.1	61.3

Basic earnings per share	$3.76	$2.34	60.7	$0.01	$2.35	60.0
Diluted earnings per share	$3.73	$2.32	60.8	$0.01	$2.33	60.1

(b) Fourth quarter Fiscal 2012 percentage change in results at constant exchange rates

	13 weeks ended January 28, 2012	13 weeks ended January 29, 2011	Change	Impact of exchange rate movement	13 weeks ended January 29, 2011 at constant exchange rates (non-GAAP)	13 weeks ended January 28, 2012 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	1,090.1	1,007.0	8.3	—	1,007.0	8.3
UK	263.7	263.5	0.1	(2.9)	260.6	1.2

	1,353.8	1,270.5	6.6	(2.9)	1,267.6	6.8
Cost of sales	(790.6)	(752.0)	5.1	3.3	(748.7)	5.6

Gross margin	563.2	518.5	8.6	0.4	518.9	8.5
Selling, general and administrative expenses	(348.8)	(336.7)	3.6	1.4	(335.3)	4.0
Other operating income, net	29.5	28.7	2.8	—	28.7	2.8

Operating income, net
US	191.0	167.9	13.8	—	167.9	13.8
UK	58.5	55.3	5.8	1.8	57.1	2.5
Unallocated	(5.6)	(12.7)	55.9	—	(12.7)	55.9

	243.9	210.5	15.9	1.8	212.3	14.9
Interest expense, net	(1.5)	(50.9)	97.1	—	(50.9)	97.1

Income before income taxes	242.4	159.6	51.9	1.8	161.4	50.2
Income taxes	(85.8)	(54.2)	58.3	(0.6)	(54.8)	56.6

Net income	156.6	105.4	48.6	1.2	106.6	46.9

Basic earnings per share	$1.81	$1.23	47.2	$0.02	$1.25	44.8
Diluted earnings per share	$1.79	$1.21	47.9	$0.03	$1.24	44.4

(c) Fiscal 2011 percentage change in results at constant exchange rates

	Fiscal 2011	Fiscal 2010	Change	Impact of exchange rate movement	Fiscal 2010 at constant exchange rates (non-GAAP)	Fiscal 2011 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	2,744.2	2,540.4	8.0	—	2,540.4	8.0
UK	693.2	733.2	(5.5)	(18.5)	714.7	(3.0)

	3,437.4	3,273.6	5.0	(18.5)	3,255.1	5.6
Cost of sales	(2,194.5)	(2,208.0)	(0.6)	12.6	(2,195.4)	—

Gross margin	1,242.9	1,065.6	16.6	(5.9)	1,059.7	17.3
Selling, general and administrative expenses	(980.4)	(916.5)	7.0	4.9	(911.6)	7.5
Other operating income, net	110.0	115.4	(4.7)	—	115.4	(4.7)

Operating income, net
US	342.7	224.5	52.7	—	224.5	52.7
UK	57.0	56.5	0.9	(1.4)	55.1	3.4
Unallocated	(27.2)	(16.5)	64.8	0.4	(16.1)	68.9

	372.5	264.5	40.8	(1.0)	263.5	41.4
Interest expense, net	(72.1)	(34.0)	112.1	—	(34.0)	112.1

Income before income taxes	300.4	230.5	30.3	(1.0)	229.5	30.9
Income taxes	(100.0)	(73.4)	36.2	0.3	(73.1)	36.8

Net income	200.4	157.1	27.6	(0.7)	156.4	28.1

Basic earnings per share	$2.34	$1.84	27.2	$(0.01)	$1.83	27.9
Diluted earnings per share	$2.32	$1.83	26.8	$(0.01)	$1.82	27.5

(d) Fourth quarter Fiscal 2011 percentage change in results at constant exchange rates

	13 weeks ended January 29, 2011	13 weeks ended January 30, 2010	Change	Impact of exchange rate movement	13 weeks ended January 30, 2010 at constant exchange rates (non-GAAP)	13 weeks ended January 29, 2011 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	1,007.0	914.0	10.2	—	914.0	10.2
UK	263.5	282.8	(6.8)	(7.0)	275.8	(4.5)

	1,270.5	1,196.8	6.2	(7.0)	1,189.8	6.8
Cost of sales	(752.0)	(765.4)	(1.8)	4.2	(761.2)	(1.2)

Gross margin	518.5	431.4	20.2	(2.8)	428.6	21.0
Selling, general and administrative expenses	(336.7)	(282.6)	19.1	1.5	(281.1)	19.8
Other operating income, net	28.7	28.4	1.1	—	28.4	1.1

Operating income, net
US	167.9	121.5	38.2	—	121.5	38.2
UK	55.3	60.4	(8.4)	(1.4)	59.0	(6.3)
Unallocated	(12.7)	(4.7)	170.2	0.1	(4.6)	176.1

	210.5	177.2	18.8	(1.3)	175.9	19.7
Interest expense, net	(50.9)	(7.5)	nm	—	(7.5)	nm

Income before income taxes	159.6	169.7	(6.0)	(1.3)	168.4	(5.2)
Income taxes	(54.2)	(54.2)	—	0.4	(53.8)	0.7

Net income	105.4	115.5	(8.7)	(0.9)	114.6	(8.0)

Basic earnings per share	$1.23	$1.35	(8.9)	$(0.01)	$1.34	(8.2)
Diluted earnings per share	$1.21	$1.34	(9.7)	$(0.01)	$1.33	(9.0)

nm – not meaningful

2. Underlying income before income tax, underlying net income and underlying earnings per share

In Fiscal 2011, Signet made a make whole payment of $47.5 million as a result of the prepayment in full of private placement notes (“Private Placement Notes”) outstanding (the “Make Whole Payment”). Management considers it useful to exclude this significant, unusual and non-recurring item to analyze and explain changes and trends in Signet’s results.

(a) Fiscal 2011 reconciliation to underlying results

	Fiscal 2011	Impact of Make Whole Payment	Fiscal 2011 underlying (non-GAAP)
	$million	$million	$million
Operating income	372.5	—	372.5
Interest expense, net	(72.1)	47.5	(24.6)

Income before income taxes:	300.4	47.5	347.9
Income taxes	(100.0)	(18.0)	(118.0)

Net income	200.4	29.5	229.9

Basic earnings per share:	$2.34	$0.34	$2.68
Diluted earnings per share:	$2.32	$0.34	$2.66

3. Net cash/(debt)

Net cash/(debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt, and is helpful in providing a measure of the total indebtedness of the business.

	January 28, 2012	January 29, 2011	January 30, 2010
	$million	$million	$million
Cash and cash equivalents	486.8	302.1	316.2
Long-term debt	—	—	(280.0)
Loans and overdrafts	—	(31.0)	(44.1)

	—	(31.0)	(324.1)

Net cash/(debt)	486.8	271.1	(7.9)

4. Return on capital employed excluding goodwill (“ROCE”)

ROCE is calculated by dividing the annual operating income by the average quarterly capital employed and is expressed as a percentage. Capital employed includes intangible assets excluding goodwill, property and equipment, other non-current receivables, inventories, accounts and other receivables, other assets, accounts payable, accrued expenses and other liabilities, deferred revenue and retirement benefit asset/obligation. This is a key performance indicator used by management for assessing the effective operation of the business and is considered a useful disclosure for investors as it provides a measure of the return on Signet’s and the divisions’ operating assets.

5. Free cash flow

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

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Net cash provided by operating activities	325.2	323.1	515.3
Net cash used in investing activities	(97.8)	(55.6)	(43.5)

Free cash flow, including Make Whole Payment	227.4	267.5	471.8
Make Whole Payment	—	47.5	—

Free cash flow, excluding Make Whole Payment	227.4	315.0	471.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, and risks relating to Signet being a Bermuda corporation.

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

Exchange translation impact

The average exchange rate is used to prepare the income statement and is calculated from the weekly average exchange rates weighted by sales of the UK division. This means that results are particularly impacted by movements in the fourth quarter of its fiscal year, with the exchange rate in the first four weeks of December having the largest effect on the average exchange rate used. A movement in the year to date exchange rate from that in the prior quarter in a particular fiscal year, will result in that quarter’s results being impacted by adjustments to sales and costs in prior quarters to reflect the changed year to date exchange rate. This can have a particularly noticeable impact on Signet’s results for the third quarter as the results for the third quarter are close to break-even. In addition, as the UK division’s selling, administrative and general expenses are spread more evenly between quarters than its sales, these expenses can be particularly impacted in the fourth quarter. In Fiscal 2013, it is anticipated a one cent movement in the pound sterling to US dollar exchange rate would impact income before income tax by approximately $0.3 million.

Fiscal 2012 overview

The strong results for Fiscal 2012 were led by a same store sales increase of 9.0% (Fiscal 2011: increase of 6.7%); total sales were up by 9.1% to $3,749.2 million (Fiscal 2011: $3,437.4 million) and operating margin improved by 270 basis points to 13.5% (Fiscal 2011: 10.8%). As a result, income before income taxes and diluted earnings per share increased to $502.1 million (Fiscal 2011: $300.4 million) and $3.73 per share (Fiscal 2011: $2.32), up by 67.1% and 60.8% respectively. Excluding the Make Whole Payment in Fiscal 2011, income before income taxes and diluted earnings per share increased by $154.2 million and $1.07 per share, up by 44.3% and 40.2% respectively, non-GAAP measures, see Item 6.

Free cash flow at $227.4 million; non-GAAP measure, see Item 6 (Fiscal 2011: $315.0 million excluding the Make Whole Payment), was higher than the original objective for the year of $150 million to $200 million. At January 28, 2012, Signet had no long-term debt (January 29, 2011: $0 million), and cash and cash equivalents of $486.8 million (January 29, 2011: $302.1 million).

Drivers of operating profitability

The key drivers of operating profitability are:

•	sales performance;

•	gross margin;

•	level of selling, general and administrative expenses;

•	balance between the change in same store sales and sales from new store space; and

•

movements in the US dollar to pound sterling exchange rate, as about 20% of Signet’s sales and about 8% of operating income, including unallocated costs, were generated in the UK in Fiscal 2012 and Signet reports its results in US dollars.

These and other drivers are discussed more fully below.

Sales

Sales performance in both the US and UK divisions is driven by the change in same store sales and net store space. Same store sales growth is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year. Sales from stores that have been open for less than 12 months are excluded from the comparison until their 12-month anniversary. Sales from the 12-month anniversary onwards are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic market, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Sales to employees are also excluded. Comparisons at divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. eCommerce sales are included in the calculation of sales for the period and the comparative figures from the anniversary of the launch of the relevant website. Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry.

Same store sales are a function of the number of units sold and the average selling price of those units. The average selling price can vary due to changes in the buying patterns of customers, the introduction of new merchandise, the relative growth rates of different store formats, or price changes. The charm bracelet category which drives multiple unit purchases and increased frequency of purchases, as compared to diamonds, grew rapidly in Fiscal 2011 and Fiscal 2012. The significant growth of this category has increased sales, as unit volumes increased and average selling price per unit declined. Signet seeks to provide customers with a broad range of prices and merchandise choices to ensure customers can purchase compelling products at a variety of price levels and adjusts the product mix for evolving product trends based upon evaluation of customer demand and customer testing.

A new US store typically has sales ranging from 70% to 75% of a five year old store, and will only contribute to sales for part of the fiscal year in which it is opened. Store openings are usually planned to occur in the third quarter, and store closures in January, although this does not always occur. When investing in new space, management has stringent operating and financial criteria. US net space increased 1% in Fiscal 2012 and decreased by 2% in Fiscal 2011. This is in contrast to net space growth in the US of 4% in Fiscal 2009 and 10% in Fiscal 2008. The majority of the historic space growth reflected expansion of the Jared format. In the UK, there has typically been a small decline in space as the H.Samuel chain has withdrawn from smaller sized retail markets due to growth in regional malls. There are currently limited new space opportunities for either H.Samuel or Ernest Jones to offset these closures. UK space remained unchanged in Fiscal 2012 and decreased by 2% in Fiscal 2011.

Net change in store selling space

	US	UK	Signet
Fiscal 2012
Openings	23	3	26
Closures	(22)	(8)	(30)
Net change	1%	0%	1%
Fiscal 2011
Openings	6	—	6
Closures	(50)	(12)	(62)
Net change	(2)%	(2)%	(2)%
Fiscal 2010
Openings	16	1	17
Closures	(56)	(7)	(63)
Net change	(1)%	(1)%	(1)%

Cost of sales and gross margin

Cost of sales, includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to the distribution center and to stores, inventory shrinkage, store operating and occupancy costs, net bad debts and charges for late payments under the US customer finance program. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. As the classification of cost of sales or selling, general and administrative expenses varies from retailer to retailer and few retailers have in-house customer finance programs, Signet’s gross margin percentage may not be directly comparable to other retailers.

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

Important factors that impact gross margin are the cost of polished diamonds and gold. In the US division, about 55% of the cost of merchandise sold is accounted for by polished diamonds and about 15% is accounted for by gold. In the UK division, diamonds and gold account for about 5% to 10% and about 15% to 20%, respectively, of the cost of merchandise sold, and watches for about 40%. The pound sterling to US dollar exchange rate also has a material impact as a significant proportion of the merchandise sold in the UK is purchased in US dollars. Signet uses gold and currency hedges to reduce its exposure to market volatility in the cost of gold and the pound sterling to dollar exchange rate, but is not able to do so for polished diamonds. For gold and currencies, the hedging period can extend to 24 months, although the majority of hedge contracts will normally be for a maximum of 12 months.

The price of diamonds varies depending on their size, cut, color and clarity. The price of diamonds of the size and quality typically purchased by Signet showed little variation over Fiscal years 2008 and 2009. Due to the sharp decline in demand for diamonds in the second half of Fiscal 2009, particularly in the US which accounts for about 40% of worldwide diamond demand (source: IDEX Online (“IDEX”)), the supply chain became overstocked with diamonds. Combined with the reduced levels of credit availability, the oversupply of diamonds resulted in a fall in the price of loose polished diamonds of all sizes and qualities for most of Fiscal 2010. The IDEX Global Diamond Price Index is an independent source that tracks diamond prices in the IDEX inventory database. While IDEX tracks price movements in its database, they are not representative of all transactions in polished diamonds and do not necessarily reflect prices paid by Signet. IDEX reports show that the price of diamonds over three carats, which is larger than Signet usually purchases, are more volatile than for sizes and qualities that are typically used in merchandise sold by Signet. During Fiscal 2011, polished diamond prices increased, but remained below Fiscal 2009 levels. In mid Fiscal 2012, the IDEX Global Diamond Price Index exceeded its prior peak levels, and while falling back in the second half of Fiscal 2012, remained above Fiscal 2011 levels. Demand for diamonds is primarily driven by the manufacture and sale of diamond jewelry and their future price is uncertain.

The cost of gold, while volatile, has steadily increased during the last four fiscal years, primarily reflecting increased investment demand rather than changes in the usage for jewelry manufacture. During Fiscal 2012, the cost of gold increased from an average of $1,371 per troy ounce in January 2011 to $1,739 per troy ounce in January 2012. The future price of gold is uncertain.

Signet uses an average cost inventory methodology and, as jewelry inventory turns slowly, the impact of movements in the cost of diamonds and gold takes some time to be fully reflected in the gross margin. As inventory turn is faster in the fourth quarter than in the other three quarters, changes in the cost of merchandise are more quickly reflected in the gross margin in that quarter. Furthermore, Signet’s hedging activities result in movements in the purchase cost of merchandise taking some time before being reflected in the gross margin. An increase in inventory turn would accelerate the rate at which commodity costs impact gross margin.

Customer receivables comprise a large volume of transactions with no one customer representing a significant balance. The net US bad debt expense includes an estimate of the allowance for losses as of the balance sheet date. The allowance is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis, as well as an allowance for those 90 days aged and under based on historical loss information and performance and payment performance. Management believes that the primary drivers of the net US bad debt to total US sales ratio are the accuracy of the proprietary consumer credit scores used when granting customer finance, the procedures used to collect the outstanding balances, US credit sales as a percentage of total US sales and the rate of change in the level of unemployment in the US economy.

Selling, general and administrative expenses

Selling, general and administrative expenses include store staff and store administrative costs, centralized administrative expenses, including information technology, credit and eCommerce, advertising and promotional costs and other operating expenses not specifically categorized elsewhere in the consolidated income statements.

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

Operating income

To maintain operating income, Signet needs to achieve same store sales growth sufficient to offset any adverse movement in gross margin (including the net bad debt expense), any increase in operating costs, the impact of any immature selling space and any adverse changes in other operating income. Same store sales growth above the level required to offset the factors outlined above allows the business to achieve leverage of its cost base and improve operating income. Slower sales growth or a sales decline would normally result in reduced operating income. When foreseen, such as through the US division’s cost saving measures implemented in Fiscal 2010, Signet may be able to reduce costs to help offset the impact of slow or negative sales growth. A key factor in driving operating income is the level of average sales per store, with higher productivity allowing leverage of expenses incurred in performing store and central functions. Therefore a slower rate of net new space growth is beneficial to operating income, while an acceleration in growth is adverse.

The impact on operating income of a sharp, unexpected increase or decrease in same store sales performance can be significant. This is particularly so when it occurs in the fourth quarter due to the seasonality of the business. In the medium term, there is more opportunity to adjust costs to the changed sales level, but the time it takes varies depending on the type of cost. An example of where it can take a number of months to adjust costs is expenditure on national network television advertising in the US, where Signet makes most of its commitments for the year ahead during its second quarter. It is even more difficult to reduce base lease costs in the short or medium term, as leases in US malls are typically for ten years, Jared sites for 20 years and in the UK for five plus years.

Operating income may also be impacted by significant, unusual and non-recurring items. For example, in Fiscal 2011, the impact of amendments to the Truth in Lending Act had an estimated net direct adverse impact on operating income of $11.9 million, primarily by reducing other operating income. In Fiscal 2010, the vacation entitlement policy in the US division was changed, which resulted in the selling, general and administrative costs being reduced, while operating income increased by $13.4 million. Other line items may also be impacted by significant, unusual and non-recurring items. For example, in Fiscal 2011, Signet made a Make Whole Payment of $47.5 million, reflected as an increase to interest expense as a result of the prepayment in full of Private Placement Notes in November 2010.

Results of Operations

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Sales	3,749.2	3,437.4	3,273.6
Cost of sales	(2,311.6)	(2,194.5)	(2,208.0)

Gross margin	1,437.6	1,242.9	1,065.6
Selling, general and administrative expenses	(1,056.7)	(980.4)	(916.5)
Other operating income, net	126.5	110.0	115.4

Operating income, net	507.4	372.5	264.5
Net interest expense	(5.3)	(72.1)	(34.0)

Income before income taxes	502.1	300.4	230.5
Income taxes	(177.7)	(100.0)	(73.4)

Net income	324.4	200.4	157.1

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in the statements of consolidated income:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	%	%	%
Sales	100.0	100.0	100.0
Cost of sales	(61.7)	(63.8)	(67.4)

Gross margin	38.3	36.2	32.6
Selling, general and administrative expenses	(28.2)	(28.5)	(28.0)
Other operating income, net	3.4	3.1	3.5

Operating income, net	13.5	10.8	8.1
Net interest expense	(0.1)	(2.1)	(1.1)

Income before income taxes	13.4	8.7	7.0
Income taxes	(4.7)	(2.9)	(2.2)

Net income	8.7	5.8	4.8

The following table sets forth for the periods indicated, the underlying income before income taxes adjusted for the change in US vacation entitlement policy, and the Make Whole Payment:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Operating income	507.4	372.5	264.5
Less impact of change in US vacation entitlement policy	—	—	(13.4)

Underlying operating income(1)	507.4	372.5	251.1
Interest expense, net	(5.3)	(72.1)	(34.0)
Add Make Whole Payment	—	47.5	—

Underlying income before income taxes(1)	502.1	347.9	217.1

(1)	Non-GAAP measure, see Item 6.

COMPARISON OF FISCAL 2012 TO FISCAL 2011

Summary of Fiscal 2012

•	Same store sales: up by 9.0%

•	Total sales: up by 9.1% to $3,749.2 million

•	Operating margin: increased to 13.5%, up 270 basis points

•	Operating income: up by 36.2% to $507.4 million

•	Income before income taxes: up by 67.1% to $502.1 million

–	Underlying net income before income taxes excluding Make Whole Payment in Fiscal 2011: up by 44.3%(1)

•	Diluted earnings per share: up by 60.8% to $3.73

–	Underlying diluted earnings per share excluding Make Whole Payment in Fiscal 2011: up by 40.2%(1)

(1)	Non-GAAP measure, see Item 6.

Sales

In Fiscal 2012, Signet’s same store sales increased by 9.0%, compared to an increase of 6.7% in Fiscal 2011. Total sales were $3,749.2 million (Fiscal 2011: $3,437.4 million), up $311.8 million or 9.1% compared to an increase of 5.0% in Fiscal 2011. eCommerce sales were $92.3 million (Fiscal 2011: $67.6 million), up $24.7 million or 36.5%. The breakdown of the sales performance is set out in the table below.

	Fiscal 2012
	US	UK	Signet
Sales, million	$3,034.1	$715.1	$3,749.2
% of total	80.9%	19.1%	100.0%

Change in sales	US	UK	Signet
	%	%	%
Same store sales	11.1	0.9	9.0
Change in store space, net	(0.5)	(1.0)	(0.6)

Total change in sales at constant exchange rates(1)(2)	10.6	(0.1)	8.4
Exchange translation(2)	—	3.3	(0.7)

Change in sales as reported	10.6	3.2	9.1

(1)	Non-GAAP measure, see Item 6.
(2)	The average US dollar to pound sterling exchange rate in Fiscal 2012 was $1.60 (Fiscal 2011: $1.55).

US sales

In Fiscal 2012, the US division’s sales were $3,034.1 million (Fiscal 2011: $2,744.2 million), up $289.9 million or 10.6%, and same store sales increased by 11.1% compared to an increase of 8.9% in Fiscal 2011. See the table below for analysis of sales growth.

			Change from previous year
Fiscal 2012	Sales (millions)	Sales per store(1) (millions)	Total sales	Same store sales
Kay	$1,786.8	$1.899	12.2%	11.8%
Jared	$956.8	$5.157	12.8%	12.1%
Regional brands	$290.5	$1.288	(4.1)%	4.1%

US division	$3,034.1		10.6%	11.1%

(1)	Based only on stores operated for the full year.

In Fiscal 2012, branded differentiated and exclusive products increased their share of the US division’s sales. Sales in the US were driven by a variety of initiatives including Neil Lane Bridal®, Charmed Memories®, the Tolkowsky® Diamond, earrings and watches. Branded differentiated and exclusive merchandise increased their participation by about 400 basis points to about 26% of the US division’s merchandise sales. In Fiscal 2012, sales increases in the US were driven by increased sales of higher priced merchandise due to compelling merchandising initiatives, price increases and increases in unit volume sales in both jewelry and charm bracelets. The increase in charm bracelets was a result of the rollout of Charmed Memories® to all Kay and Regional brand stores.

UK sales

In Fiscal 2012, the UK division’s sales were up by 3.2% to $715.1 million (Fiscal 2011: $693.2 million), and down 0.1% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales increased by 0.9% compared to a decline of 1.4% in Fiscal 2011. See the table below for further analysis of sales.

			Change from previous year
Fiscal 2012	Sales (millions)	Sales per store(1) (millions)	Total sales	Sales at constant exchange rates(2)(3)	Same store sales
H.Samuel	$389.0	£0.719	4.2%	0.9%	1.6%
Ernest Jones(4)	$326.1	£1.026	2.1%	(1.1)%	0.0%

UK division	$715.1		3.2%	(0.1)%	0.9%

(1)	Based only upon stores operated for the full fiscal year.
(2)	Non-GAAP measure, see Item 6.
(3)	The exchange translation impact on the total sales of H.Samuel was 3.3%, and for Ernest Jones was 3.2%.
(4)	Includes stores selling under the Leslie Davis nameplate.

In the UK division, branded jewelry, fashion watches and the bridal category, including gold rings, were key drivers of the sales increase. In Fiscal 2012, sales in the UK were driven by increased sales of higher priced merchandise due to compelling merchandising initiatives and price increases, which were offset partially by lower unit sales volume.

Sales

In the fourth quarter, Signet’s same store sales were up 6.9%, compared to an increase of 8.1% in the fourth quarter of Fiscal 2011, and total sales increased by 6.6% to $1,353.8 million (13 weeks to January 29, 2011: $1,270.5 million) compared to an increase of 6.2% in the comparable period. The breakdown of the sales performance is set out in the table below.

	Fourth Quarter
	US	UK	Signet
Sales, million	$1,090.1	$263.7	$1,353.8
% of total	80.5%	19.5%	100.0%

Change in sales	US	UK	Signet
	%	%	%
Same store sales	8.3	1.7	6.9
Change in store space, net	—	(0.5)	(0.1)

Total change in sales at constant exchange rates(1)	8.3	1.2	6.8
Exchange translation	—	(1.1)	(0.2)

Change in sales as reported	8.3	0.1	6.6

(1)	Non-GAAP measure, see Item 6.

US sales

In the fourth quarter, the US division’s sales were $1,090.1 million (13 weeks to January 29, 2011: $1,007.0 million), up 8.3%, and same store sales increased 8.3% compared to an increase of 11.4% in the 13 weeks ended January 29, 2011. See the table below for further analysis of sales.

		Change from previous year
Fourth quarter Fiscal 2012	Sales (millions)	Total sales	Same store sales
Kay	$669.6	10.0%	9.1%
Jared	$320.6	9.7%	8.5%
Regional brands	$99.9	(5.8)%	2.3%

US division	$1,090.1	8.3%	8.3%

UK sales

In the fourth quarter, the UK division’s sales were up by 0.1% to $263.7 million (13 weeks to January 29, 2011: $263.5 million). Same store sales increased 1.7% compared to a decrease of 2.9% in the 13 weeks ended January 29, 2011. See table below for further analysis of sales.

		Change from previous year
Fourth quarter Fiscal 2012	Sales (millions)	Total sales	Sales at constant exchange rates(1)(2)	Same store sales
H.Samuel	$149.8	0.1%	0.8%	1.1%
Ernest Jones(3)	$113.9	0.1%	1.7%	2.4%

UK division	$263.7	0.1%	1.2%	1.7%

(1)	Non-GAAP measure, see Item 6.
(2)	The exchange translation impact on the total sales of H.Samuel was (0.7)%, and for Ernest Jones was (1.6)%.
(3)	Includes stores selling under the Leslie Davis nameplate.

Gross margin

In Fiscal 2012, the gross margin was $1,437.6 million (Fiscal 2011: $1,242.9 million), up $194.7 million or 15.7%. The gross margin rate increased by 210 basis points to 38.3% (Fiscal 2011: 36.2%), benefiting primarily from leverage of store occupancy costs in the US and UK divisions, an improved US net bad debt to US sales ratio of 3.4% (Fiscal 2011: 4.2%), and improvement in inventory related costs. These movements offset a slight decline in gross merchandise margin of 10 basis points compared to Fiscal 2011, with the US up by 10 basis points and the UK down by 60 basis points. Price increases largely offset the impact of higher commodity costs and an increase in the UK value added tax rate and minimized the impact to the gross merchandise margin.

In the fourth quarter, the gross margin was $563.2 million (13 weeks ended January 29, 2011: $518.5 million), up $44.7 million or 8.6%. The gross margin rate increased by 80 basis points to 41.6% (13 weeks ended January 29, 2011: 40.8%), benefiting primarily from leverage of store occupancy costs in the US and UK divisions, an improved US net bad debt to US sales ratio of 3.0%, down from 3.8%, and improvement in inventory related costs. These movements offset a decline in gross merchandise margin of 70 basis points compared to Fiscal 2011, with the US down 60 basis points and the UK down 90 basis points. The impact of higher commodity costs, an increase in the UK value added tax rate and promotional activity in the UK were largely offset by price increases.

Selling, general and administrative expenses

Selling, general and administrative expenses for Fiscal 2012 were $1,056.7 million (Fiscal 2011: $980.4 million), up $76.3 million or 7.8%, and as a percentage of sales improved by 30 basis points to 28.2% (Fiscal 2011: 28.5%). The increase of $76.3 million was primarily driven by increased net advertising of $30.1 million; $26.9 million as a result of an increase in store staff costs, which flexed with sales; higher 401(k) contributions of $6.5 million; $6.2 million attributable to foreign currency fluctuations; and the balance primarily relating to an increased investment in information technology and credit infrastructure. Corporate administrative costs were $26.7 million (Fiscal 2011: $27.2 million).

In the fourth quarter, selling, general and administrative expenses were $348.8 million (13 weeks to January 29, 2011: $336.7 million), up 3.6%, and as a percentage of sales improved by 70 basis points to 25.8%. The increase of $12.1 million was primarily driven by increased net advertising of $16.2 million; $4.1 million as a result of increase in store staff costs, which flexed with sales; and higher 401(k) contributions of $2.3 million. These increases were partially offset by a $1.2 million favorable foreign currency fluctuation, a favorable movement in corporate administrative costs of $7.1 million primarily related to management transition costs incurred in the fourth quarter Fiscal 2011 and $2.2 million of other savings. Corporate administrative costs were $5.6 million (13 weeks ended January 29, 2011: $12.7 million).

Other operating income, net

In Fiscal 2012, other operating income was $126.5 million (Fiscal 2011: $110.0 million), up 15.0%. This primarily reflected increased interest income earned from higher outstanding receivable balances.

Other operating income in the fourth quarter was $29.5 million (13 weeks to January 29, 2011: $28.7 million), up 2.8%. This primarily reflected increased interest income earned from higher outstanding receivable balances.

Operating income, net

For Fiscal 2012, net operating income increased to $507.4 million (Fiscal 2011: $372.5 million), up $134.9 million or 36.2%. The US division’s net operating income was $478.0 million (Fiscal 2011: $342.7 million), up $135.3 million or 39.5%. Net operating income for the UK division was $56.1 million (Fiscal 2011: $57.0 million), a decrease of 4.8% at constant exchange rates; non-GAAP measure, see Item 6. Operating margin was 13.5% (Fiscal 2011: 10.8%), up 270 basis points. The US division’s operating margin was 15.8% (Fiscal 2011: 12.5), up 330 basis points, and that of the UK division declined by 40 basis points to 7.8% (Fiscal 2011: 8.2%).

In the fourth quarter, net operating income increased by 15.9% to $243.9 million (13 weeks to January 29, 2011: $210.5 million), the operating margin was 18.0% (13 weeks to January 29, 2011: 16.6%). The US division’s net operating income increased by 13.8% to $191.0 million (13 weeks to January 30, 2010: $167.9 million), and the operating margin was 17.5% (13 weeks to January 29, 2011: 16.7%). The UK division’s net operating income increased by 5.8% to $58.5 million (13 weeks to January 29, 2011: $55.3 million), an increase of 2.5% at constant exchange rates; non-GAAP measure, see Item 6. The UK division’s operating margin was 22.2% (13 weeks to January 29, 2011: 21.0%).

Interest expense, net

In Fiscal 2012, interest expense, net was $5.3 million (Fiscal 2011: $72.1 million, including $47.5 million Make Whole Payment), the decrease reflecting the non-recurring Make Whole Payment made in Fiscal 2011 and the resulting benefit of eliminating the interest expense arising from the private placement notes.

In the fourth quarter, interest expense, net was $1.5 million (13 weeks to January 29, 2011: $50.9 million including the Make Whole Payment).

Income before income taxes

For Fiscal 2012, income before income taxes was up 67.1% to $502.1 million (Fiscal 2011: $300.4 million), and up 44.3% excluding the Make Whole Payment made in Fiscal 2011; non-GAAP measure, see Item 6.

For the fourth quarter, income before income taxes was up 51.9% to $242.4 million (13 weeks to January 29, 2011: $159.6 million), and up 17.0% excluding the Make Whole Payment in Fiscal 2011; non-GAAP measure, see Item 6.

Income taxes

The charge to income taxes for Fiscal 2012 was $177.7 million (Fiscal 2011: $100.0 million), an effective tax rate of 35.4% (Fiscal 2011: 33.3%); the increase in tax rate primarily reflecting a higher proportion of profits earned in the US, where the tax rate is higher.

The charge to income taxes in the fourth quarter was $85.8 million (13 weeks to January 29, 2011: $54.2 million), an effective tax rate of 35.4% (13 weeks to January 29, 2011: 34.0%); the increase in tax rate primarily reflecting a higher proportion of profits earned in the US, where the tax rate is higher.

Net income

Net income for Fiscal 2012 was up 61.9% to $324.4 million (Fiscal 2011: $200.4 million), and up 41.1% excluding the Make Whole Payment made in Fiscal 2011; non-GAAP measure, see Item 6.

For the fourth quarter, net income was up 48.6% to $156.6 million (13 weeks to January 29, 2011: $105.4 million), and up 16.1% excluding the Make Whole Payment made in Fiscal 2011; non-GAAP measure, see Item 6.

Earnings per share

For Fiscal 2012, diluted earnings per share was $3.73 (Fiscal 2011: $2.32), an increase of 60.8%. Excluding the Make Whole Payment made in Fiscal 2011, diluted earnings per share was up 40.2%; non-GAAP measure, see Item 6.

In the fourth quarter, diluted earnings per share was $1.79 (13 weeks to January 29, 2011: $1.21), up 47.9%. Excluding the Make Whole Payment made in Fiscal 2011, diluted earnings per share was up 15.5%; non-GAAP measure, see Item 6.

Dividends per share

In Fiscal 2012, dividends of $0.20 were approved by the Board of Directors (Fiscal 2011: $0.00).

COMPARISON OF FISCAL 2011 TO FISCAL 2010

Summary of Fiscal 2011

•	Same store sales: up by 6.7%

•	Total sales: up by 5.0% to $3,437.4 million

•	Operating margin: increased to 10.8%, up 270 basis points

•	Operating income: up by 40.8% to $372.5 million

•	Income before income taxes: up by 30.3% to $300.4 million

–	Underlying net income before income taxes excluding Make Whole Payment: up by 50.9% to $347.9 million(1)

•	Diluted earnings per share: up by 26.8% to $2.32

–	Underlying diluted earnings per share excluding Make Whole Payment: up by 45.4% to $2.66(1)

(1)	Non-GAAP measure, see Item 6.

Sales

In Fiscal 2011, Signet’s same store sales increased by 6.7%, compared to a decline of 0.4% in Fiscal 2010. Total sales increased by 5.0% to $3,437.4 million (Fiscal 2010: $3,273.6 million). The average US dollar to pound sterling exchange rate in Fiscal 2011 was $1.55 (Fiscal 2010: $1.59). The breakdown of the sales performance is set out in the table below.

Change in sales

	US	UK	Signet
Sales, million	$2,744.2	$693.2	$3,437.4
% of total	79.8%	20.2%	100.0%

	%	%	%
Same store sales	8.9	(1.4)	6.7
Change in store space, net	(0.9)	(1.6)	(1.1)

Total change in sales at constant exchange rates(1)	8.0	(3.0)	5.6
Exchange translation(2)	—	(2.5)	(0.6)

Total sales growth as reported	8.0	(5.5)	5.0

(1)	Non-GAAP measure, see Item 6.
(2)	The average pound sterling to US dollar exchange rate for the period was £1/$1.55 (Fiscal 2010: £1/$1.59).

US sales

In Fiscal 2011, the US division’s sales were up by 8.0% to $2,744.2 million (Fiscal 2010: $2,540.4 million) and same store sales increased by 8.9% compared to an increase of 0.2% in Fiscal 2010. The division’s market share of the US specialty jewelry market increased by 30 basis points to 9.3%.

		Change from previous year
Fiscal 2011	Sales (millions)	Total sales	Same store sales
Kay	$1,592.9	6.4%	7.0%
Jared	$848.3	18.1%	15.7%
Regional brands	$303.0	(6.8)%	1.9%

US division	$2,744.2	8.0%	8.9%

In Fiscal 2011, both the bridal category, and branded differentiated and exclusive products, increased their share of the US division’s sales. In the bridal category, the convergence of superior customer service, supply chain expertise and the ability to offer in-house customer finance resulted in an outstanding customer experience giving the US division a significant competitive sales advantage. Within the bridal category, Neil Lane Bridal® and the Tolkowsky Diamond® were tested successfully. Branded differentiated and exclusive merchandise, such as The Leo Diamond®, Open Hearts by Jane Seymour®, Love’s Embrace®, Le Vian® and Charmed Memories®, increased their participation by about 300 basis points to 22% of the US division’s merchandise sales. In addition, Jared also benefited from a recovery in spending among US households with above average incomes, and the continued expansion of the Pandora® range.

In Fiscal 2011, sales increases in the US division were driven by store brand sales mix, customers trading up the US division’s pricing structure, merchandising initiatives, and selective price increases made during Fiscal 2011, as well as increases in unit volume sales in both jewelry and charm bracelets. The increase in charm bracelets was a result of the fourth quarter rollout of Charmed Memories® to all Kay and Regional brand stores as well strong Pandora® sales in Jared.

UK sales

In Fiscal 2011, the UK division’s sales were down by 5.5% to $693.2 million (Fiscal 2010: $733.2 million), and down 3.0% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales decreased by 1.4%, compared to a decline of 2.4% in Fiscal 2010. See the table below for further analysis of sales.

		Change from previous year
Fiscal 2011	Sales (millions)	Total sales	Sales at constant exchange rates(1)(2)	Same store sales
H.Samuel	$373.4	(5.2)%	(2.8)%	(1.6)%
Ernest Jones(3)	$319.5	(4.2)%	(1.7)%	(1.1)%
Other	$0.3	nm	nm	nm

UK division	$693.2	(5.5)%	(3.0)%	(1.4)%

(1)	Non-GAAP measure, see Item 6.
(2)	The exchange translation impact on the total sales of H.Samuel was (2.4)%, and for Ernest Jones was (2.5)%.
(3)	Includes stores selling under the Leslie Davis nameplate.
nm	- not meaningful

In the UK division, the charm bracelet category continued to perform well, as did fashion watches and the bridal category, including gold rings. In Fiscal 2011, sales decreases in the UK reflected lower unit sales volume, which were partially offset by sales of higher priced merchandise and price increases.

In the fourth quarter, Signet’s same store sales were up 8.1%, compared to an increase of 5.1% in the fourth quarter of Fiscal 2010, and total sales increased by 6.2% to $1,270.5 million (13 weeks to January 30, 2010: $1,196.8 million). The breakdown of the sales performance is set out in the table below.

	Fourth Quarter
	US	UK	Signet
Sales, million	$1,007.0	$263.5	$1,270.5
% of total	79.3%	20.7%	100.0%

Change in sales	US	UK	Signet
	%	%	%
Same store sales	11.4	(2.9)	8.1
Change in store space, net	(1.2)	(1.6)	(1.3)

Total change in sales at constant exchange rates(1)	10.2	(4.5)	6.8
Exchange translation	—	(2.3)	(0.6)

Change in sales as reported	10.2	(6.8)	6.2

(1)	Non-GAAP measure, see Item 6.

In the fourth quarter, the US division’s sales were $1,007.0 million (13 weeks to January 30, 2010: $914.0 million) up by 10.2%, and same store sales increased by 11.4% compared to an increase of 7.3% in the fourth quarter of Fiscal 2010. See the table below for further analysis of sales.

		Change from previous year
Fourth quarter Fiscal 2011	Sales (millions)	Total sales	Same store sales
Kay	$608.8	9.9%	10.7%
Jared	$292.2	18.8%	17.5%
Regional brands	$106.0	(7.2)%	1.3%

US division	$1,007.0	10.2%	11.4%

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

		Change from previous year
Fourth quarter Fiscal 2011	Sales (millions)	Total Sales	Sales at constant exchange rates(1)(2)	Same store sales
H.Samuel	$149.7	(5.2)%	(2.8)%	(1.7)%
Ernest Jones(3)	$113.8	(8.2)%	(6.0)%	(4.6)%

UK division	$263.5	(6.8)%	(4.5)%	(2.9)%

(1)	Non-GAAP measure, see Item 6.
(2)	The exchange translation impact on the total sales of H.Samuel was (2.4)% and for Ernest Jones was (2.2)%.
(3)	Includes stores selling under the Leslie Davis nameplate.

Gross margin

In Fiscal 2011, Signet’s gross margin was $1,242.9 million (Fiscal 2010: $1,065.6 million), an increase of 16.6%. The gross margin rate increased by 360 basis points to 36.2% (Fiscal 2010: 32.6%).

In Fiscal 2011, the US division’s gross merchandise margin was up by 120 basis points compared to Fiscal 2010 and benefited from selective price increases implemented in the first and third quarters of Fiscal 2011, lower average diamond inventory costs and reduced price discounting, which more than offset a higher cost of gold. Gross margin also benefited from a lower net bad debt to total US sales ratio of 4.2% (Fiscal 2010: 5.6%). Management believes this reduction reflected the quality of credit authorization and collection procedures, and a more stable rate of unemployment. Store occupancy costs were tightly controlled.

In Fiscal 2011, the UK division’s gross merchandise margin rate was down by 40 basis points compared to Fiscal 2010. The impact of a weak pound sterling to US dollar exchange rate, an increase in the cost of gold and a higher rate of VAT were largely offset by price increases. Store occupancy costs were tightly controlled.

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

Selling, general and administrative expenses

Selling, general and administrative expenses for Fiscal 2011 were $980.4 million (Fiscal 2010: $916.5 million), up by 7.0%. Selling, general and administrative expenses as a percentage of sales increased by 50 basis points to 28.5% (Fiscal 2010: 28.0%); the increase primarily reflected higher incentive payments, the non-recurrence of the Fiscal 2010 benefit due to a change in US vacation entitlement policy, management transition costs and higher advertising expenditure. The US division’s gross advertising expenditure increased by 5.6% to $161.5 million (Fiscal 2010: $153.0 million), a marketing to sales ratio of 5.9% (Fiscal 2010: 6.0%). In the UK division, gross advertising expenditure increased by 1.8% to $16.6 million (Fiscal 2010: $16.3 million), a marketing to sales ratio of 2.4% (Fiscal 2010: 2.2%), an increase of 4.5% in pounds sterling. The higher level of gross advertising expenditure in both divisions primarily reflected fourth quarter activity, with both an increased level of television advertising impressions and media inflation.

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

Interest income and expense

In Fiscal 2011, interest income was $0.7 million (Fiscal 2010: $0.8 million). Interest expense was $72.8 million (Fiscal 2010: $34.8 million), the majority of which related to the $47.5 million Make Whole Payment.

Interest income was $0.1 million for the fourth quarter (13 weeks to January 30, 2010: $0.1 million) and interest expense was $51.0 million, including the $47.5 million Make Whole Payment (13 weeks to January 30, 2010: $7.6 million).

Income before income taxes

For Fiscal 2011, income before income taxes was up 30.3% to $300.4 million (Fiscal 2010: $230.5 million), and income before income taxes excluding the Make Whole Payment was up 50.9% to $347.9 million (Fiscal 2010: $230.5 million); non-GAAP measures, see Item 6.

For the fourth quarter, income before income taxes was down 6.0% to $159.6 million (13 weeks to January 30, 2010: $169.7 million), income before income taxes excluding the Make Whole Payment was up 22.0% to $207.1 million; non-GAAP measures, see Item 6.

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

Earnings per share

For Fiscal 2011, diluted earnings per share was $2.32 (Fiscal 2010: $1.83) an increase of 26.8%. Excluding the Make Whole Payment, diluted earnings per share was $2.66, up 45.4%; non-GAAP measure, see Item 6.

In the fourth quarter, diluted earnings per share was $1.21 (13 weeks to January 30, 2010: $1.34), down 9.7%. Excluding the Make Whole Payment, diluted earnings per share was $1.55, up 15.7%; non-GAAP measure, see Item 6.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow

The following table provides a summary of Signet’s cash flow activity for Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Net cash provided by operating activities	325.2	323.1	515.3
Net cash used in investing activities	(97.8)	(55.6)	(43.5)
Net cash used in financing activities	(40.0)	(282.3)	(251.6)

Increase/(decrease) in cash and cash equivalents	187.4	(14.8)	220.2

Cash and cash equivalents at beginning of period	302.1	316.2	96.8
Increase/(decrease) in cash and cash equivalents	187.4	(14.8)	220.2
Effect of exchange rate changes on cash and cash equivalents	(2.7)	0.7	(0.8)

Cash and cash equivalents at end of period	486.8	302.1	316.2

OVERVIEW

Management’s objective is to maintain a strong balance sheet, as it regards financial flexibility as a competitive strength.

Operating activities provide the primary source of cash and are influenced by a number of factors, such as:

•	net income, which is primarily influenced by sales and operating income margins;

•	changes in the level of inventory;

•	proportion of US sales made using in-house customer financing programs and the average monthly collection rate of the credit balances;

•	seasonal pattern of sales; and

•	working capital movements associated with changes in store space.

Other sources of cash would be borrowings or the issuance of Common Shares for cash.

Net cash provided by operating activities

As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by the relevant bank if the payment is made by credit or debit card. In the US division, if the customer makes use of financing provided by Signet, the cash is received over a period of time. In Fiscal 2012, 56.1% (Fiscal 2011: 54.2%) of the US division’s sales were made using customer financing provided by Signet. The average monthly collection rate from the US customer in-house finance receivables was 12.7% (Fiscal 2011: 12.6%).

Signet typically pays for merchandise about 30 days after receipt. Due to the nature of specialty retail jewelry, it is usual for inventory to be held on average for approximately 12 months before it is sold. In addition, Signet holds consignment inventory, nearly all of which is in the US, which at January 28, 2012 amounted to $141.0 million (January 29, 2011: $138.0 million). The principal terms of the consignment agreement, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant supplier without financial or commercial penalties. When Signet sells consignment inventory, it becomes liable to the supplier for the cost of the item. The sale of any such inventory is accounted for on a gross basis (see principal accounting policies, Item 8).

Signet’s largest class of operating expense relates to store and central payroll and benefits. These are typically paid on a weekly, biweekly or monthly basis, with annual bonus payments also being made. Operating lease payments in respect of stores occupied are normally paid on a monthly basis by the US division and on a quarterly basis by the UK division. Payment for advertising on television, radio or in newspapers is usually made between 30 and 60 days after the advertisement appears. Other expenses have various payment terms, none of which are material.

Signet’s working capital requirements fluctuate during the year as a result of the seasonal nature of sales, and movements in the pound sterling to US dollar exchange rate. The working capital needs of the business normally decline from January to August, as inventory and accounts receivable decrease from seasonal peaks. As inventory is purchased for the fourth quarter, there is a working capital outflow which reaches its highest levels in mid- to late- November. The peak level of working capital is typically $100 million to $150 million above the typical January to August level, and can be accentuated by new store openings. The working capital position then reverses over the Holiday Season.

The change in inventory is primarily driven by the sales performance of the existing stores, the net change in store space and the seasonal pattern of sales. Changes in the sourcing practices, commodity costs, and merchandise mix of the business can also result in changes in inventory. The value of inventory in the UK division is also impacted by movements in the pound sterling to US dollar exchange rate. The change in US customer in-house finance receivables proportionately reflect changes in sales if credit participation levels remain the same and receivable collection rates were unaltered. Changes in credit participation and the collection rate also impact the level of receivables. Movements in deferred revenue reflect the level of US sales and the attachment rate of service plan sales. Therefore if sales increase, working capital would be expected to increase. Similarly, a decrease in sales would be expected to result in a reduction in working capital.

Investment in new space requires significant investment in working capital, as well as fixed capital investment, due to the inventory turn, and the additional investment required to fund sales in the US utilizing in-house customer finance. Of the total investment required to open a new store in the US, between 60% and 70% is typically accounted for by working capital. New stores are usually opened in the third quarter or early in the fourth quarter of a fiscal year. A reduction in the number of store openings results in the difference between the level of funding required in the first half of a fiscal year and the peak level being lower, while an increase in the number of store openings would have the opposite impact.

In Fiscal 2012, net cash provided by operating activities was $325.2 million (Fiscal 2011: $323.1 million), an increase of $2.1 million. Net income increased by $124.0 million to $324.4 million (Fiscal 2011: $200.4 million), with depreciation and amortization reducing by $5.4 million to $92.4 million (Fiscal 2011: $97.8 million).

In Fiscal 2012, accounts receivable increased by $152.5 million (Fiscal 2011: $78.7 million), reflecting increased sales and a higher rate of in-house customer financing. Inventory levels were up by $115.2 million (Fiscal 2011: $19.5 million), while sales increased by 9.1%. This reflected timing of inventory purchases, the impact of higher diamond and gold costs partly offset by management action to improve the inventory turn. Other movements in operating assets and liabilities in Fiscal 2012 primarily reflect increased income taxes payable reflecting Signet’s performance.

In the fourth quarter of Fiscal 2012, due to the seasonal sales pattern, accounts receivable increased by $197.2 million (13 weeks to January 29, 2011: $166.3 million) and inventory decreased by $96.3 million (13 weeks to January 29, 2011: $106.4 million).

Investing activities

Investment activities primarily reflect the purchases of property and equipment related to the:

•	rate of space expansion in the US,

•	investment in existing stores, reflecting the level of investment in sales-enhancing technology, and the number of store refurbishments and relocations carried out, and

•	investment in divisional head offices and systems, which include the US and UK distribution facilities, and

•	purchases of intangible assets, primarily of information technology software.

When evaluating new store investment, management uses an investment hurdle rate of a 20% internal rate of return on a pre-tax basis over a five year period, assuming the release of working capital at the end of the five years. Capital expenditure accounts for about 35% of the investment in a new store in the US division. The balance is accounted for by investment in inventory and the funding of customer financing. Signet typically carries out a major refurbishment of its stores every ten years but does have some discretion as to the timing of such expenditure. A major store refurbishment is evaluated using the same investment procedures as for a new store. Minor store redecorations are typically carried out every five years. In addition to major store refurbishments, Signet carries out minor store refurbishments where stores are profitable but do not satisfy the investment hurdle rate required for a full refurbishment; this is usually associated with a short term lease renewal. Where possible, the investment appraisal approach is also used to evaluate other investment opportunities.

In Fiscal 2012, net cash used in investing activities was $97.8 million (Fiscal 2011: $55.6 million), as a result of increased capital investment in the existing businesses. In the US division, capital additions in Fiscal 2012, in contrast to Fiscal 2011 and Fiscal 2010, were more than depreciation and amortization, while in the they UK division, they remained lower, see table below.

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Capital additions in US	75.6	44.5	31.1
Capital additions in UK	22.2	13.0	12.5

Total purchases of property and equipment	97.8	57.5	43.6

Ratio of capital additions to depreciation and amortization in US	109.6%	61.4%	39.7%
Ratio of capital additions to depreciation and amortization in UK	94.9%	51.4%	41.0%
Ratio of capital additions to depreciation and amortization for Signet	105.8%	58.8%	40.0%

Free cash flow

Free cash flow is net cash provided by operating activities less net cash flow used in investing activities; non-GAAP measure, see Item 6. Positive free cash flow in Fiscal 2012 was $227.4 million (Fiscal 2011: $315.0 million excluding the Make Whole Payment, non-GAAP measure, see Item 6; Fiscal 2010: $471.8 million) and exceeded the Fiscal 2012 objective of $150 million to $200 million. The reduction in free cash flow in Fiscal 2012 compared to Fiscal 2011 is primarily due to the increased investment in accounts receivable, inventory and capital additions.

Financing activities

The major items within financing activities are discussed below:

Dividends

Equity dividends of $17.4 million were approved for Fiscal 2012 (Fiscal 2011: $0). For the third quarter of Fiscal 2012, a quarterly cash dividend of $0.10 per share on Signet’s Common Shares was paid on November 28, 2011. Further, for the fourth quarter of Fiscal 2012, a quarterly cash dividend of $0.10 per share on Signet’s Common Shares was approved on January 9, 2012. As a result, $8.7 million has been recorded in accrued expenses and other current liabilities reflecting the dividend to shareholders of record on January 27, 2012 for payment on February 27, 2012, which also has not been reflected in the consolidated statement of cash flows as it is a non-cash transaction in Fiscal 2012.

Restrictions on dividend payments

The Company’s current $400 million senior unsecured multi-currency five year revolving credit facility agreement permits the making of dividend payments and stock repurchases so long as the Company (i) is not in default under the agreement, or (ii) if in default at the time of making such dividend repayment or stock repurchase, has no loans outstanding under the agreement or more than $10 million in letters of credit issued under the agreement.

Under Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.

Share Repurchase

The Company repurchased $11.8 million of Common Shares in the fourth quarter of Fiscal 2012. At January 28, 2012, $288.2 million remained available for future repurchases under the $300 million repurchase program authorized by the Board on October 26, 2011.

Proceeds from issues of Common Shares

In Fiscal 2012, $10.6 million (Fiscal 2011: $11.3 million) was received from the issuance of Common Shares. Other than equity based compensation awards granted to employees, Signet has not issued Common Shares as a financing activity for over ten years.

Movement in cash and indebtedness

At January 28, 2012, Signet had no long-term debt (January 29, 2011: $0.0). Loans and overdrafts, at January 28, 2012, were $0.0 million (January 29, 2011: $31.0 million). As of January 28, 2012, Signet maintained bank balances with the right to offset issued and outstanding checks. Cash and cash equivalents were $486.8 million (January 29, 2011: $302.1 million). Net cash at January 28, 2012 was $486.8 million (January 29, 2011: net cash $271.1 million); non-GAAP measure, see Item 6.

In Fiscal 2012, Signet had no long-term borrowing and did not use its $400 million revolving credit facility (Fiscal 2011: about $325 million), except for the issue of letters of credit. The peak level of cash and cash equivalents was about $590 million (Fiscal 2011: about $490 million).

Capital availability

Signet’s level of borrowings and cash balances fluctuates during the year reflecting its cash flow performance, which depends on the factors described above. Management believes that cash balances and the committed borrowing facilities (described more fully below) currently available to the business, are sufficient for both its present and near term requirements.

The following table provides a summary of Signet’s cash flow activity for Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	January 28, 2012	January 29, 2011	January 30, 2010
	$million	$million	$million
Working capital	2,149.1	1,831.3	1,814.3
Capitalization:
Long-term debt	—	—	280.0
Shareholder’s equity	2,279.1	1,939.0	1,703.6

Total capitalization	2,279.1	1,939.0	1,983.6

Additional amounts available under credit agreements	400.0	300.0	370.0

In addition to cash generated from operating activities, during Fiscal 2012, Signet also had funds available from the credit facilities described below.

In May 2011, Signet entered into a $400 million senior unsecured multi-currency five year revolving credit facility agreement (the “Agreement”). The Agreement replaced Signet’s prior credit facility, which was due to expire in June 2013, and contains an expansion option that, with the consent of the lenders or the addition of new lenders, and subject to certain conditions, availability under the Agreement may be increased by an additional $200 million at the request of Signet. The Agreement has a five year term and matures in May 2016, at which time all amounts outstanding under it will be due and payable. The Agreement also contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Agreement requires that Signet maintain at all times a “Leverage Ratio” (as defined in the Agreement) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the Agreement) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of Signet for the trailing twelve months.

As a result of the early termination of the previous credit facility, Signet incurred a write-off of $1.3 million of unamortized deferred financing fees during the second quarter of Fiscal 2012. There were no loans outstanding under this facility at termination.

At January 28, 2012, there were no amounts outstanding under the Agreement (January 29, 2011: $0 outstanding under prior agreement), with no intra-period borrowings during Fiscal 2012 under either the Agreement or the prior credit facility agreement. Signet had stand-by letters of credit under the Agreement of $8.2 million as of January 28, 2012 (January 29, 2011: $5.5 million under prior agreement).

Other borrowing agreements

Signet has, from time to time, various uncommitted borrowing facilities that it may use. Such facilities, if used, are primarily for short term cash management purposes, including outstanding checks. At January 28, 2012, Signet had no such borrowings (January 29, 2011: $31.0 million, consisting of outstanding checks).

Cash balances

Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution are invested in short-term durations. As a result of its cash balances, Signet did not have intra-quarter borrowings in Fiscal 2012 apart from outstanding checks, which were presented as loans and overdrafts within the consolidated financial statements.

Credit rating

Signet does not have a public credit rating.

OFF-BALANCE SHEET ARRANGEMENTS

Merchandise held on consignment

Signet held $141.0 million of consignment inventory at January 28, 2012 (January 29, 2011: $138.0 million) which is not recorded on the balance sheet. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.

Contingent property liabilities

At January 28, 2012, approximately 87 UK property leases had been assigned by Signet to third parties (and remained unexpired and occupied by assignees at that date) and approximately 25 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.

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

Long-term debt obligations comprise borrowings with an original maturity of greater than one year. It is expected that operating commitments will be funded from future operating cash flows and no additional facilities will be required to meet these obligations.

Contractual obligations as of January 28, 2012

	Less than one year	Between one and three years	Between three and five years	More than five years	Total
	$million	$million	$million	$million	$million
Long-term debt obligations(1)	—	—	—	—	—
Operating lease obligations(2)	279.3	479.9	371.3	871.0	2,001.5
Capital commitments	24.1	—	—	—	24.1
Pensions	13.8	19.2	9.6	—	42.6
Commitment fee payments	0.8	1.6	1.1	—	3.5
Creditors falling due after one year(3)	—	—	13.3	—	13.3
Current income tax	77.9	—	—	—	77.9

Total	395.9	500.7	395.3	871.0	2,162.9

(1)	As of January 28, 2012, Signet had no long-term indebtedness.
(2)	Operating lease obligations relate to minimum payments due under store lease arrangements. Most store operating leases require payment of real estate taxes, insurance and common area maintenance fees. Real estate taxes, insurance and common area maintenance fees were approximately 34% of base rentals for Fiscal 2012. These are not included in the table above. Some operating leases also require additional payments based on a percentage of sales.
(3)	Creditors falling due after one year represent payment obligations related to the US division’s deferred compensation plan.

Not included in the table above are obligations under employment agreements and ordinary course purchase orders for merchandise.

IMPACT OF INFLATION

The impact of inflation on Signet’s results for the past three years has not been significant apart from the impact of the increased commodity costs, and in the UK, the impact on merchandise costs due to the weakness of the pound sterling against the US dollar.

IMPACT OF CLIMATE CHANGE

Signet recognizes that climate change is a major risk to society and therefore continues to take steps to reduce Signet’s climatic impact. Management believes that climate change has a largely indirect influence on Signet’s performance and that it is of limited significance to the business.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies covering areas of greater complexity or those particularly subject to the exercise of judgment are listed below. There are no material off-balance sheet structures. The principal accounting policies are set out in the financial statements in Item 8.

Revenue recognition

Revenue from the sale of extended service plans is deferred and recognized over a 14 year period with approximately 46% recognized within the first two years, representing the anticipated period of claims arising under the plans. Signet reviews the patterns of claims, including estimates of future claims costs expected to be incurred, to determine the appropriate deferral period for revenue recognition. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized. Management reviews the trends in current and estimated future claims to assess whether changes are required to the revenue and cost recognition rates used.

In connection with certain promotions, the Company gives customers making a purchase a voucher granting the customers a discount on a future purchase, redeemable within a stated time frame. The Company accounts for such vouchers by allocating the fair value of the voucher between the initial purchase and the future purchase.

The fair value of the voucher is determined based on the average sales transactions in which the vouchers were issued and the estimated average sales transactions when the vouchers are expected to be redeemed, combined with the estimated voucher redemption rate. The fair value allocated to the future purchase is recorded as deferred revenue.

The deferred revenue that represents income under extended service plans, voucher promotions and other items at the end of Fiscal 2012 was $528.1 million (Fiscal 2011: $499.2 million).

Provision is made for future returns expected within the stated return period, based on previous percentage return rates experienced.

Depreciation and impairment

Property and equipment are stated at cost less accumulated depreciation, amortization and impairment losses. Maintenance and repair costs are expensed as incurred. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	30 to 40 years when land is owned or remaining term of lease, not to exceed 30 to 40 years
Leasehold improvements	Remaining term of lease, not to exceed 10 years
Furniture and fixtures	Ranging from 4 – 10 years
Equipment, including software	Ranging from 3 – 5 years

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

Where appropriate, impairments are recorded for the amount by which the assets have a fair value less than net book value. Management has identified potentially impaired assets considering the cash flows of individual stores where trading since the initial opening of the store has reached a mature stage. Where such stores deliver negative cash flows, the related store assets have been considered for impairment by reference to estimated future cash flows for these stores. In Fiscal 2012, the income statement includes a charge of $1.4 million for impairment of assets (Fiscal 2011: $2.9 million).

Taxation

Accruals for income tax contingencies require management to make judgments and estimates in relation to tax audit issues and exposures. Amounts reserved are based on management’s interpretation of jurisdiction-specific tax law and the likelihood of settlement. Tax benefits are not recognized unless the tax positions are more likely than not to be sustained. Once recognized, management reviews each material tax benefit taking account of potential settlement through negotiation and/or litigation. Any recorded exposure to interest and penalties on tax liabilities is included in the income tax charge.

Accounts receivable

Accounts receivable are stated net of an allowance for uncollectible balances. This allowance is based on Signet’s past experience and the payment history of customers, which reflect the prevailing economic environment. The allowance at January 28, 2012 was $78.6 million against a gross accounts receivable balance of $1,166.8 million. This compares to a valuation allowance of $68.3 million against a gross accounts receivable balance of $1,004.2 million at January 29, 2011. Management regularly reviews its receivable balances and when it assesses that a balance is not recoverable, it is fully written off. Signet provides credit facilities to customers upon completing appropriate credit tests.

Interest earned from the US customer in-house finance program is classified as other operating income.

Inventory valuation

Inventory is valued on an average cost basis and includes appropriate overheads. Overheads allocated to inventory cost are only those directly related to bringing inventory to its present location and condition. These include relevant warehousing, distribution and certain buying, security and data processing costs.

Where necessary, inventory is written down for obsolete, slow-moving and damaged items. This write down represents the difference between the cost of the inventory and its estimated market value, based upon inventory turn rates, market conditions and trends in customer demand. The total inventory reserve at January 28, 2012 was $29.3 million (Fiscal 2011: $27.8 million). Total net inventory at January 28, 2012 was $1,304.1 million, an increase of $119.9 million on January 29, 2011.

In the US, reserves for physical inventory losses are estimated and recorded throughout the year as a percentage of net sales based on historical physical inventory results, expectations of future inventory losses and current inventory levels. A physical inventory is performed at the mid-year and fiscal year end after for which the physical inventory reserves are adjusted for actual results. In the UK, inventory losses are recorded as identified on a perpetual inventory system and an estimate is made of losses for the period from the last inventory count date to the end of the fiscal year on a store by store basis. These estimates are based on the overall divisional inventory loss experience since the last inventory count.

Hedge accounting

Changes in the fair value of financial instruments that are designated and effective as hedges of future cash flows are recognized directly in equity through the statement of accumulated other comprehensive income. Any ineffective portion of the gain or loss is recognized immediately in the income statement.

UK retirement benefits

The expected liabilities of the UK Plan are calculated based primarily on assumptions regarding salary and pension increases, inflation rates, discount rates, projected life expectancy and the long-term rate of return expected on the UK Plan’s assets. A full actuarial valuation was completed as of April 5, 2009 and the UK Plan valuation is updated at each year end. The discount rate assumption of 4.7% applied for Fiscal 2012 is based on the yield at the balance sheet date of long dated AA rated corporate bonds of equivalent currency and term to the UK Plan’s liabilities. A 0.1% increase in this discount rate would decrease the net periodic benefit cost of $3.3 million in Fiscal 2012 by $0.2 million. The value of the assets of the UK Plan is measured as of the balance sheet date, which is particularly dependent on the value of equity investments held at that date. The overall impact on the consolidated balance sheet is significantly mitigated as the members of the UK Plan are only in the UK and account for about 9% of UK employees. The UK Plan ceased to admit new employees as of April 2004. In addition, if net accumulated actuarial gains and losses exceed 10% of the greater of plan assets or plan liabilities, Signet amortizes those gains or losses that exceed this 10% over the average remaining service period of the employees. The funded status of the UK Plan at January 28, 2012 was a $31.5 million asset (Fiscal 2011: $22.8 million asset).

Accounting changes and recent accounting standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1 (w), Principal accounting policies — Recently issued accounting pronouncements, in Item 8 of this Annual Report on Form 10-K.

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

Signet’s exposure to market risk is managed by the Signet’s Treasury Committee, consisting of Signet’s Chief Executive Officer, Chief Financial Officer and Treasurer. Where deemed necessary to achieve the objective of reducing market risk volatility on Signet’s operating results, certain derivative instruments are entered into after review and approval by the Treasury Committee. Signet uses derivative financial instruments for risk management purposes only.

A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists of forward foreign currency exchange contracts, forward contracts for the purchase of gold and option contracts for the purchase of gold. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to foreign exchange rates, commodity prices and interest rates is detailed in Note 18 of Item 8.

Foreign currency exchange rate risk

In Fiscal 2012, some 88% of total assets were held in US dollars at January 28, 2012 and approximately 81% of its sales and 92% of its operating income were generated in US dollars. Nearly all the remainder of Signet’s assets, sales and operating income are in pounds sterling.

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

Fair value changes arising from:

	Fair Value January 28, 2012	1% rise in interest rates	10% depreciation of $ against £	10% depreciation of precious metal prices	Fair value January 29, 2011
	$million	$million	$million	$million	$million
Foreign exchange contracts	1.0	—	(4.9)	—	(0.4)
Commodity contracts	15.1	—	—	(22.6)	(0.1)
Floating rate borrowings	—	—	—	—	(31.0)
Floating rate bank deposits	485.7	4.9	—	—	301.0

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

The example shown for changes in the fair value of derivative financial instruments at January 28, 2012 is set out in the table above. The fair value of derivative financial instruments is estimated by discounting the future cash flows to net present values using appropriate market rates prevailing at the period end.

The estimated changes in fair values for interest rate movements are based on an increase of 1% (100 basis points) in the specific rate of interest applicable to each class of financial instruments from the levels effective at January 28, 2012 with all other variables remaining constant.

The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the pound sterling against US dollar from the levels applicable at January 28, 2012 with all other variables remaining constant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Signet Jewelers Limited:

We have audited the accompanying consolidated balance sheet of Signet Jewelers Limited and subsidiaries as of January 28, 2012, and the related consolidated income statement, statement of cash flows, statement of shareholders’ equity, and statement of accumulated other comprehensive income/(loss) for the 52 week period ended January 28, 2012. We also have audited Signet Jewelers Limited’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Signet Jewelers Limited’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. The accompanying consolidated financial statements of Signet Jewelers Limited and subsidiaries as of January 29, 2011 and January 30, 2010, were audited by other auditors whose report thereon dated March 29, 2011, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signet Jewelers Limited and subsidiaries as of January 28, 2012, and the results of their operations and their cash flows for the 52 week period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Signet Jewelers Limited maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP

Cleveland, Ohio

March 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Signet Jewelers Limited:

We have audited the accompanying consolidated balance sheet of Signet Jewelers Limited and subsidiaries as of January 29, 2011 and the related consolidated income statements, statements of cash flows, statements of shareholders’ equity, and statements of accumulated other comprehensive income/(loss) for each of the 52 week periods ended January 29, 2011 and January 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signet Jewelers Limited and subsidiaries as of January 29, 2011 and the results of their operations and their cash flows for each of the 52 week periods ended January 29, 2011 and January 30, 2010 in conformity with U.S. generally accepted accounting principles.

KPMG Audit Plc

London, United Kingdom

March 29, 2011

SIGNET JEWELERS LIMITED

CONSOLIDATED INCOME STATEMENTS

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Notes
	$million	$million	$million
Sales	3,749.2	3,437.4	3,273.6	2
Cost of sales	(2,311.6)	(2,194.5)	(2,208.0)

Gross margin	1,437.6	1,242.9	1,065.6
Selling, general and administrative expenses	(1,056.7)	(980.4)	(916.5)
Other operating income, net	126.5	110.0	115.4	3

Operating income, net	507.4	372.5	264.5	2
Interest expense, net	(5.3)	(72.1)	(34.0)

Income before income taxes	502.1	300.4	230.5
Income taxes	(177.7)	(100.0)	(73.4)	6

Net income	324.4	200.4	157.1

Earnings per share – basic	$3.76	$2.34	$1.84	7
– diluted	$3.73	$2.32	$1.83	7

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED BALANCE SHEETS

	January 28, 2012	January 29, 2011	Notes
	$million	$million
Assets
Current assets:
Cash and cash equivalents	486.8	302.1	9
Accounts receivable, net	1,088.2	935.9	10
Other receivables	44.3	38.2
Other current assets	92.0	79.2
Deferred tax assets	0.9	2.7	6
Inventories	1,304.1	1,184.2	11

Total current assets	3,016.3	2,542.3

Non-current assets:
Property and equipment, net	383.4	379.0	13
Other assets	71.7	59.7	12
Deferred tax assets	108.5	86.0	6
Retirement benefit asset	31.5	22.8	19

Total assets	3,611.4	3,089.8

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	—	31.0	17
Accounts payable	182.6	125.9
Accrued expenses and other current liabilities	317.6	292.4	14
Deferred revenue	154.1	146.0	15
Deferred tax liabilities	135.0	77.1	6
Income taxes payable	77.9	38.6

Total current liabilities	867.2	711.0

Non-current liabilities:
Other liabilities	91.1	86.6	16
Deferred revenue	374.0	353.2	15

Total liabilities	1,332.3	1,150.8

Commitments and contingencies			21

Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 million shares, 86.9 million shares issued and outstanding (2011: 86.2 million issued and outstanding)	15.6	15.5	20
Additional paid-in capital	230.9	196.8
Other reserves	235.2	235.2	20
Treasury shares: 0.3 million shares of $0.18 par value (2011: 0.01 million shares)	(12.7)	—	20
Retained earnings	1,969.3	1,662.3	20
Accumulated other comprehensive loss	(159.2)	(170.8)

Total shareholders’ equity	2,279.1	1,939.0

Total liabilities and shareholders’ equity	3,611.4	3,089.8

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Cash flows from operating activities
Net income	324.4	200.4	157.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	92.4	97.8	108.9
Pension	(10.9)	(7.0)	(5.3)
Share-based compensation	17.0	17.2	5.6
Deferred taxation	29.3	25.1	11.2
Excess tax benefit from exercise of stock options	(3.9)	(0.8)	(0.1)
Facility amendment fee amortization and charges	1.9	4.8	4.3
Other non-cash movements	0.3	(2.6)	0.8
Profit on disposal of property and equipment	—	(1.0)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(152.5)	(78.7)	(32.4)
(Increase)/decrease in other receivables and other assets	(17.8)	(14.9)	47.2
Decrease/(increase) in other current assets	1.8	(4.0)	(29.3)
(Increase)/decrease in inventories	(115.2)	(19.5)	226.5
Increase in accounts payable	57.2	59.4	22.0
Increase/(decrease) in accrued expenses and other liabilities	26.5	25.1	(5.5)
Increase in deferred revenue	28.9	23.6	14.8
Increase/(decrease) in income taxes payable	43.3	(3.7)	(9.8)
Effect of exchange rate changes on currency swaps	2.5	1.9	(0.7)

Net cash provided by operating activities	325.2	323.1	515.3

Investing activities
Purchase of property and equipment	(97.8)	(57.5)	(43.6)
Proceeds from sale of property and equipment	—	1.9	0.1

Net cash used in investing activities	(97.8)	(55.6)	(43.5)

Financing activities
Dividends	(8.7)	—	—
Proceeds from issuance of common shares	10.6	11.3	1.0
Excess tax benefit from exercise of stock options	3.9	0.8	0.1
Repurchase of common stock	(12.7)	—	—
Credit facility fees paid	(2.1)	(1.3)	(9.3)
Repayment of short-term borrowings	(31.0)	(13.1)	(143.4)
Repayment of long-term debt	—	(280.0)	(100.0)

Net cash used in financing activities	(40.0)	(282.3)	(251.6)

Cash and cash equivalents at beginning of period	302.1	316.2	96.8
Increase/(decrease) in cash and cash equivalents	187.4	(14.8)	220.2
Effect of exchange rate changes on cash and cash equivalents	(2.7)	0.7	(0.8)

Cash and cash equivalents at end of period	486.8	302.1	316.2

Supplemental cash flow information
Interest paid	5.1	74.2	35.6
Income taxes paid	105.1	78.6	72.0

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares at par value	Additional paid-in- capital	Other reserves (Note 20)	Treasury shares	Retained earnings	Accumulated other comprehensive (loss)/income	Total shareholders’ equity
	$million	$million	$million	$million	$million	$million	$million
Balance at January 31, 2009	15.3	164.5	235.2	(10.7)	1,313.9	(195.5)	1,522.7
Comprehensive income:
– Net income	—	—	—	—	157.1	—	157.1
– Foreign currency translation	—	—	—	—	—	21.4	21.4
– Changes in fair value of derivative instruments, net of tax	—	—	—	—	—	(7.0)	(7.0)
– Actuarial gains on pension plan, net of tax	—	—	—	—	—	3.6	3.6
– Prior service costs on pension plan, net of tax	—	—	—	—	—	(0.7)	(0.7)

Total comprehensive income							174.4
Reclassification of loss on share options exercised in prior periods	—	—	—	7.7	(7.7)	—	—
Share options exercised	—	—	—	1.9	(0.9)	—	1.0
Share-based compensation expense	0.1	5.4	—	—	—	—	5.5

Balance at January 30, 2010	15.4	169.9	235.2	(1.1)	1,462.4	(178.2)	1,703.6
Comprehensive income:
– Net income	—	—	—	—	200.4	—	200.4
– Foreign currency translation	—	—	—	—	—	(1.9)	(1.9)
– Changes in fair value of derivative instruments, net of tax	—	—	—	—	—	(5.2)	(5.2)
– Actuarial gains on pension plan, net of tax	—	—	—	—	—	15.2	15.2
– Prior service costs on pension plan, net of tax	—	—	—	—	—	(0.7)	(0.7)

Total comprehensive income							207.8
Share options exercised	0.1	12.1	—	1.1	(0.5)	—	12.8
Share-based compensation expense	—	14.8	—	—	—	—	14.8

Balance at January 29, 2011	15.5	196.8	235.2	—	1,662.3	(170.8)	1,939.0
Comprehensive income:
– Net income	—	—	—	—	324.4	—	324.4
– Foreign currency translation	—	—	—	—	—	(3.9)	(3.9)
– Changes in fair value of derivative instruments, net of tax	—	—	—	—	—	16.2	16.2
– Actuarial losses on pension plan, net of tax	—	—	—	—	—	(5.5)	(5.5)
– Prior service costs on pension plan, net of tax	—	—	—	—	—	4.8	4.8

Total comprehensive income							336.0
Dividend	—	—	—	—	(17.4)	—	(17.4)
Repurchase of common stock	—	—	—	(12.7)	—	—	(12.7)
Share options exercised	0.1	14.5	—	—	—	—	14.6
Share-based compensation expense	—	19.6	—	—	—	—	19.6

Balance at January 28, 2012	15.6	230.9	235.2	(12.7)	1,969.3	(159.2)	2,279.1

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

			Pension plan
	Foreign currency translation	Changes in fair value of derivative instruments	Actuarial (losses)/ gains	Prior service (cost)/ credit	Accumulated other comprehensive (loss)/income
	$million	$million	$million	$million	$million
Balance at January 31, 2009	(164.5)	18.1	(64.8)	15.7	(195.5)
Other comprehensive income/(loss):
Foreign currency translation	21.4	—	—	—	21.4
Changes in fair value of derivative instruments	—	(8.6)	—	—	(8.6)
Actuarial gain	—	—	5.0	—	5.0
Prior service cost	—	—	—	(1.0)	(1.0)
Deferred tax on items recognized in equity	—	1.6	(1.4)	0.3	0.5

					17.3

Balance at January 30, 2010	(143.1)	11.1	(61.2)	15.0	(178.2)
Other comprehensive income/(loss):
Foreign currency translation	(1.9)	—	—	—	(1.9)
Changes in fair value of derivative instruments	—	(7.7)	—	—	(7.7)
Actuarial gain	—	—	21.0	—	21.0
Prior service cost	—	—	—	(1.0)	(1.0)
Deferred tax on items recognized in equity	—	2.5	(5.8)	0.3	(3.0)

					7.4

Balance at January 29, 2011	(145.0)	5.9	(46.0)	14.3	(170.8)
Other comprehensive income/(loss):
Foreign currency translation	(3.9)	—	—	—	(3.9)
Changes in fair value of derivative instruments	—	25.1	—	—	25.1
Actuarial loss	—	—	(8.2)	—	(8.2)
Prior service cost	—	—	—	6.5	6.5
Deferred tax on items recognized in equity	—	(8.9)	2.7	(1.7)	(7.9)

					11.6

Balance at January 28, 2012	(148.9)	22.1	(51.5)	19.1	(159.2)

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Principal accounting policies

Signet Jewelers Limited (“Signet”, or the “Company”), including its subsidiaries, is a leading retailer of jewelry, watches and associated services. Signet manages its business as two geographical segments, being the United States of America (the “US”) and the United Kingdom (the “UK”). The US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands, while the UK division’s retail stores operate under brands including H.Samuel and Ernest Jones.

In relation to the consolidated financial statements of Signet, the following accounting policies have been applied consistently in dealing with items which are considered material in all reporting periods presented herein.

(a) Basis of preparation

The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP”) and include the results of the Company and its subsidiaries for the 52 week period ended January 28, 2012 (“Fiscal 2012”). The comparative periods are for the 52 week period ended January 29, 2011 (“Fiscal 2011”) and the 52 week period ended January 30, 2010 (“Fiscal 2010”). Intercompany balances have been eliminated on consolidation.

(b) Use of estimates

The preparation of consolidated financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of receivables, inventory and deferred revenue, fair value of derivatives, depreciation and asset impairment, the valuation of employee benefits, income taxes and contingencies.

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

Signet’s revenue streams and their respective accounting treatments are discussed below:

Merchandise sales

Store sales are recognized when the customer receives and pays for the merchandise at the store with cash, in-house customer finance or credit card. For online sales, sales are recognized at the estimated time the customer has received the merchandise. Amounts related to shipping and handling that are billed to customers are reflected in sales and the related costs are reflected in cost of sales.

Revenue on the sale of merchandise is reported net of anticipated returns and sales tax collected. Returns are based on previous return rates experienced.

Any deposits received from a customer for merchandise are deferred and recognized as revenue when the customer receives the merchandise.

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

Extended service plans and lifetime warranty agreements

Signet sells extended service plans where Signet is obliged, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of extended service plans is deferred over 14 years. Revenue is recognized in relation to the costs expected to be incurred in performing these services, with approximately 46% of revenue recognized within the first two years. The deferral period is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates used. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.

The US division provides a product lifetime diamond and color gemstone guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six month inspection policy, Signet will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material.

Signet also sells warranty agreements in the capacity of an agent on behalf of a third-party. The commission that Signet receives from the third-party is recognized at the time of the sale less an estimate of cancellations based on historical experience.

Sale vouchers

In connection with certain promotions, the Company gives customers making a purchase a voucher granting the customers a discount on a future purchase, redeemable within a stated time frame. The Company accounts for such vouchers by allocating the fair value of the voucher between the initial purchase and the future purchase. The fair value of the voucher is determined based on the average sales transactions in which the vouchers were issued and the estimated average sales transactions when the vouchers are expected to be redeemed, combined with the estimated voucher redemption rate. The fair value allocated to the future purchase is recorded as deferred revenue.

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

(e) Cost of sales and selling, general and administrative expenses

Cost of sales, includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to distribution centers and to stores, inventory shrinkage, store operating and occupancy costs, net bad debts and charges for late payments under the US customer finance program. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. Selling, general and administrative expenses include store staff and store administrative costs, centralized administrative expenses, including information technology, credit and eCommerce, advertising and promotional costs, and other operating expenses not specifically categorized elsewhere in the consolidated income statements.

(f) Store opening costs

The opening costs of new locations are expensed as incurred.

(g) Advertising and promotional costs

Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogues and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $208.6 million in Fiscal 2012 (Fiscal 2011: $178.1 million; Fiscal 2010: $169.3 million).

(h) Property and equipment

Property and equipment are stated at cost less accumulated depreciation, amortization and impairment losses. Maintenance and repair costs are expensed as incurred. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	30 to 40 years when land is owned or the remaining term of lease, not to exceed 30 to 40 years
Leasehold improvements	Remaining term of lease, not to exceed 10 years
Furniture and fixtures	Ranging from 4 – 10 years
Equipment, including software	Ranging from 3 – 5 years

Equipment, which includes computer software purchased or developed for internal use, is stated at cost less accumulated amortization. Signet’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, Signet also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer projects. Amortization is charged on a straight-line basis over periods from three to five years.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the undiscounted cash flow is less than the asset’s carrying amount, the impairment charge recognized is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. Property and equipment at stores planned for closure are depreciated over a revised estimate of their useful lives.

(i) Inventories

Inventories primarily represent goods held for resale and are valued at the lower of cost or market value. Cost is determined using average cost and includes overheads directly related to bringing inventory to its present location and condition. These include relevant warehousing, distribution and certain buying, security and data processing costs. Market value is defined as estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. Inventory write-downs are made for obsolete, slow moving or defective items and shrinkage. The write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. Such estimates are based on experience. Physical inventories are taken at least once annually for all store locations and distribution centers.

(j) Vendor contributions

Contributions are received from vendors through various programs and arrangements including cooperative advertising. Where vendor contributions related to identifiable promotional events are received, these are matched against the costs of these promotions. Vendor contributions, which are received as general contributions and not related to specific promotional events, are recognized as a reduction of inventory costs.

(k) In-house customer finance programs

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

Accrual of interest is suspended when accounts become more than 90 days aged. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when receivables are removed from non-accrual status.

(l) Accounts receivable

Accounts receivable are stated at their nominal amounts and include account balances outstanding from Signet’s in-house customer finance programs and other accounts receivable. The finance receivables from the in-house customer finance programs are comprised of a large volume of transactions with no one customer representing a significant balance. The initial acceptance of customer finance arrangements is based on proprietary consumer credit scores. Subsequent to the initial finance purchase, Signet monitors the credit quality of its customer finance receivable portfolio based on payment activity that drives the aging of receivables. This credit quality indicator is assessed on a real-time basis by Signet.

Accounts receivable under the customer finance programs are shown net of an allowance for uncollectible amounts, see Note 10. This allowance is an estimate of the losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis, as well as an allowance for those amounts 90 days aged and under based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

Allowances for uncollectible amounts are recorded as a charge to cost of sales in the income statement. Receivables are charged off to the allowance when amounts become more than 120 days aged on the recency method and more than 240 days aged on the contractual method. See Note 10.

(m) Leases

Assets held under capital leases relate to leases where substantially all the risks and rewards of the asset have passed to Signet. All other leases are defined as operating leases. Where operating leases include predetermined rent increases, those rents are charged to the income statement on a straight-line basis over the lease term, including any construction period or other rental holiday. Other rentals paid under operating leases are charged to the income statement as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight line basis over the lease term.

Certain leases provide for contingent rentals that are not measurable at inception. These contingent rentals are primarily based on a percentage of sales in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

(n) Income taxes

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At any point in time, various tax years are subject to, or are in the process of, audit by various taxing authorities. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.

(o) Employee benefits

Signet operates a defined benefit pension plan in the UK (the “UK Plan”) which ceased to admit new employees from April 2004. During Fiscal 2012 and 2011, participating eligible employees were members of the UK Plan, which provides benefits based on members’ salaries at retirement. The UK Plan’s assets are held by the UK Plan trustees and are completely separate from those of Signet.

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

Signet also operates a defined contribution pension scheme in the UK and sponsors a defined contribution 401(k) retirement savings plan in the US. Contributions made by Signet to these pension arrangements are charged to selling, general and administrative expenses in the income statement as incurred.

(p) Derivative financial instruments and hedge accounting

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

Changes in the fair value of derivative financial instruments that are designated and effective as hedges of future cash flows are recognized directly in equity as a component of accumulated other comprehensive (loss)/income. Changes in the fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness, are recognized immediately in other operating income, net. For the effective portion of cash flow hedges, amounts previously recognized in equity are recognized in the income statement in the same period and on the same line in which the hedged item affects net income or loss.

(q) Cash and cash equivalents

Cash and cash equivalents comprise money market deposits and amounts placed with external fund managers with an original maturity of three months or less, and are carried at cost which approximates to fair value. In addition, amounts receivable from third-party credit card issuers are considered cash equivalents as they are typically converted to cash within 2 to 4 days of the original sales transaction.

(r) Borrowing costs

Borrowings comprise interest bearing bank loans, private placement loan notes, and bank overdrafts. Borrowing costs are capitalized and amortized into interest expense over the contractual term of the related loan.

(s) Share-based compensation

Signet measures share-based compensation cost for awards classified as equity at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period of employees. Certain of Signet’s share plans include a condition whereby vesting is contingent on growth exceeding a given target, and therefore awards granted with this condition are considered to be performance related shares.

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

(t) Contingent liabilities

Provisions for contingent liabilities are recorded for probable losses when management is able to estimate the loss.

(u) Common shares

When new shares are issued, they are recorded in Common Shares at their par value. The excess of the issue price over the par value is recorded in additional paid-in capital.

The cost of Company shares purchased to satisfy the exercise of employee share options is deducted from total equity and the proceeds of their issuance are credited to total equity.

(v) Dividends

Dividends are reflected as a reduction of retained earnings in the period in which they are formally approved.

(w) Recently issued accounting pronouncements

To be adopted in future periods

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

(x) Reclassification

Signet has reclassified the presentation of certain prior year information to conform to the current year presentation.

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

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Sales:
US	3,034.1	2,744.2	2,540.4
UK	715.1	693.2	733.2

Total sales	3,749.2	3,437.4	3,273.6

Operating income/(loss), net:
US	478.0	342.7	224.5
UK	56.1	57.0	56.5
Unallocated(1)	(26.7)	(27.2)	(16.5)

Total operating income	507.4	372.5	264.5

Depreciation and amortization:
US	69.0	72.5	78.4
UK	23.4	25.3	30.5

Total depreciation and amortization	92.4	97.8	108.9

Capital additions:
US	75.6	44.5	31.1
UK	22.2	13.0	12.5

Total capital additions	97.8	57.5	43.6

	January 28, 2012	January 29, 2011
	$million	$million
Total assets:
US	2,747.5	2,345.5
UK	427.3	475.0
Unallocated(1)	436.6	269.3

Total assets	3,611.4	3,089.8

Total long-lived assets:
US	305.8	299.3
UK	77.0	79.1
Unallocated(1)	0.6	0.6

Total long-lived assets	383.4	379.0

Total liabilities:
US	(1,166.3)	(994.1)
UK	(146.2)	(155.6)
Unallocated(1)	(19.8)	(1.1)

Total liabilities	(1,332.3)	(1,150.8)

(1)	Unallocated principally relates to central costs, assets, and liabilities, which include corporate and general administrative functions.

Sales by product

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Diamonds and diamond jewelry	2,183.3	2,066.8	1,978.5
Gold, silver jewelry, other products and services	1,133.5	978.5	909.5
Watches	432.4	392.1	385.6

Total sales	3,749.2	3,437.4	3,273.6

Sales to any individual customer were not significant to Signet’s consolidated sales.

3. Other operating income, net

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Interest income from in-house customer finance programs	125.4	109.6	115.0
Other	1.1	0.4	0.4

Other operating income, net	126.5	110.0	115.4

4. Compensation and benefits

Compensation and benefits were as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Wages and salaries	681.5	653.3	614.6
Payroll taxes	59.3	55.4	53.5
Pension costs	11.3	8.7	8.8
Share-based compensation expense	17.0	17.2	4.9

Total compensation and benefits	769.1	734.6	681.8

5. Foreign currency translation

The exchange rates used for translation of UK pound sterling transactions and balances in these accounts are as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Income statement (average rate)	1.60	1.55	1.59
Balance sheet (period end rate)	1.57	1.59	1.60

6. Income taxes

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Income before income taxes:
– US	423.2	228.5	142.9
– Foreign	78.9	71.9	87.6

Total income before income taxes	502.1	300.4	230.5

Current taxation:
– US	136.9	63.6	42.5
– Foreign	11.5	11.3	19.7
Deferred taxation:
– US	26.1	25.3	13.8
– Foreign	3.2	(0.2)	(2.6)

Total income taxes	177.7	100.0	73.4

As the statutory rate of corporation tax in Bermuda is 0%, the differences between the federal income tax rate in the US and the effective tax rates for Signet have been presented below:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	%	%	%
US federal income tax rates	35.0	35.0	35.0
US state income taxes	2.7	2.4	2.2
Differences between US federal and foreign statutory income tax rates	(1.0)	(1.3)	(2.6)
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	1.1	1.9	2.4
Benefit of intra-group financing arrangements	(2.0)	(2.7)	(1.9)
Recognition of uncertain tax positions and other items	(0.4)	(2.0)	(3.3)

Effective tax rate	35.4	33.3	31.8

Signet’s effective tax rate is determined by the relative proportion of US and foreign income tax expense. In Fiscal 2012, Signet’s effective tax rate was higher than the US federal income tax rate due to a higher level of state income tax expense as an increased proportion of US profits, which is partially offset by lower tax rates on income arising outside the US. Signet’s future effective tax rate is dependent on changes in the geographic mix of income and the movement in foreign exchange translation rates.

Deferred tax assets/(liabilities) consisted of the following:

	January 28, 2012			January 29, 2011
	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
	$million	$million	$million	$million	$million	$million
US property and equipment	—	(45.7)	(45.7)	—	(43.2)	(43.2)
Foreign property and equipment	6.0	—	6.0	5.5	—	5.5
Inventory valuation	—	(156.2)	(156.2)	—	(117.6)	(117.6)
Allowances for doubtful accounts	29.2	—	29.2	24.9	—	24.9
Revenue deferral	104.6	—	104.6	96.9	—	96.9
Derivative instruments	—	(11.7)	(11.7)	—	(2.8)	(2.8)
Straight line lease payments	23.7	—	23.7	22.8	—	22.8
Deferred compensation	4.7	—	4.7	3.1	—	3.1
Retirement benefit obligations	—	(7.9)	(7.9)	—	(6.2)	(6.2)
Share-based compensation	9.7	—	9.7	8.4	—	8.4
US state income tax accruals	6.2	—	6.2	6.5	—	6.5
Other temporary differences	12.9	—	12.9	14.6	—	14.6
Value of foreign capital losses	20.0	—	20.0	21.3	—	21.3

Total gross deferred tax asset/(liability)	217.0	(221.5)	(4.5)	204.0	(169.8)	34.2
Valuation allowance	(21.1)	—	(21.1)	(22.6)	—	(22.6)

Deferred tax asset/(liability)	195.9	(221.5)	(25.6)	181.4	(169.8)	11.6

Current assets			0.9			2.7
Current liabilities			(135.0)			(77.1)
Non-current assets			108.5			86.0

Deferred tax (liability)/asset			(25.6)			11.6

As of January 28, 2012 Signet had foreign gross capital loss carry forwards of $79.3 million (Fiscal 2011: $78.4 million) which are only available to offset future capital gains, if any, over an indefinite period.

The decrease in the total valuation allowance in Fiscal 2012 was $1.5 million (Fiscal 2011: $1.7 million net increase; Fiscal 2010: $3.9 million net increase). The valuation allowance primarily relates to foreign capital loss carry forwards that, in the judgment of management, are not more likely than not to be realized.

Signet believes that it is more likely than not that deferred tax assets as of January 28, 2012 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK and certain other foreign jurisdictions. Signet is subject to US federal and state examinations by tax authorities for tax years after November 1, 2008 and is subject to examination by the UK tax authority for tax years after January 31, 2010.

As of January 28, 2012 Signet had approximately $4.8 million (Fiscal 2011: $9.0 million; Fiscal 2010: $14.9 million) of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

During Fiscal 2012, agreement was reached with the Internal Revenue Service in respect of the treatment of certain financing arrangements and a cash settlement was paid of approximately $2.1 million, excluding interest thereon. A benefit of $1.4 million has been recognized in income tax expense during Fiscal 2012 as a result of the reversal of a portion of the reserve for unrecognized tax benefits that previously had been recorded in respect of these financing arrangements.

Apart from the above, there has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during Fiscal 2012.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. In Fiscal 2012, the total amount of interest recognized in income tax expense in the consolidated income statement was $0.1 million, net credit (Fiscal 2011: $1.2 million, net credit; Fiscal 2010: $0.3 million, net credit). As of January 28, 2012, after the payment of interest of $0.5 million in respect of cash settlements during Fiscal 2012, Signet had accrued interest of $0.4 million (Fiscal 2011: $1.0 million; Fiscal 2010: $2.2 million).

The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Balance at beginning of period	9.0	14.9	18.8
Increases related to current year tax positions	0.3	0.3	1.0
Prior year tax positions
Increases	—	0.2	—
Decreases	(1.4)	(2.8)	(1.5)
Cash settlements	(2.6)	(1.6)	(4.0)
Lapse of statute of limitations	(0.5)	(1.8)	—
Difference on foreign currency translation	—	(0.2)	0.6

Balance at end of period	4.8	9.0	14.9

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of January 28, 2012, due to settlement of the uncertain tax positions with the tax authorities.

7. Earnings per share

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net income ($million)	324.4	200.4	157.1

Basic weighted average number of shares in issue (million)	86.2	85.7	85.3
Dilutive effect of share options (million)	0.8	0.7	0.4

Diluted weighted average number of shares in issue (million)	87.0	86.4	85.7

Earnings per share – basic	$3.76	$2.34	$1.84
Earnings per share – diluted	$3.73	$2.32	$1.83

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust (“ESOT”) and Treasury Shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in Fiscal 2012 by 576,427 (Fiscal 2011: 302,781; Fiscal 2010: 168,505). The calculation of fully diluted EPS for the Fiscal 2012 excludes options to purchase 375,071 shares (Fiscal 2011: 815,562 share options; Fiscal 2010: 2,333,995 share options) on the basis that their effect on EPS was anti-dilutive.

8. Dividends

Fiscal 2012
$million
Third quarter dividend of $0.10 per share	8.7
Fourth quarter dividend of $0.10 per share	8.7

Total dividends	17.4

For the third quarter of Fiscal 2012, a cash dividend of $0.10 per share on Signet’s Common Shares was paid on November 28, 2011. Further, for the fourth quarter of Fiscal 2012, a cash dividend of $0.10 per share on Signet’s Common Shares was approved on January 9, 2012 for a payment on February 27, 2012 to shareholders of record on January 27, 2012. As a result, $8.7 million has been recorded in accrued expenses and other current liabilities reflecting this dividend, which also has not been reflected in the consolidated statement of cash flows as it is a non-cash transaction in Fiscal 2012.

In addition, on March 21, 2012, Signet’s Board of Directors declared a quarterly dividend of $0.12 per share on its Common Shares. This dividend will be payable on May 29, 2012 to shareholders of record on April 27, 2012, with an ex-dividend date of April 25, 2012.

9. Cash and cash equivalents

	January 28, 2012	January 29, 2011
	$million	$million
Bank deposits	485.7	301.0
Cash on hand	1.1	1.1

Total cash and cash equivalents	486.8	302.1

10. Accounts receivable, net

Signet’s accounts receivable primarily consist of US customer in-house financing receivables in which the population is of similar characteristics and are evaluated collectively for impairment. The allowance is determined by applying loss factors discussed in Note 1 (l) to the portfolio rather than evaluating each finance receivable on an individual basis.

	January 28, 2012	January 29, 2011
	$million	$million
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	1,077.4	927.7
Other accounts receivable	10.8	8.2

Total accounts receivable, net	1,088.2	935.9

Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

Other accounts receivable is comprised of gross accounts receivable relating to the insurance loss replacement business in the UK division of $11.3 million (Fiscal 2011: $8.7 million), with a corresponding valuation allowance of $0.5 million (Fiscal 2011: $0.5 million).

Allowance for Credit Losses on US Customer In-House Finance Receivables:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Beginning balance	(67.8)	(72.2)	(69.5)
Charge-offs	92.8	119.0	140.2
Recoveries	19.3	17.4	11.8
Provision	(122.4)	(132.0)	(154.7)

Ending balance	(78.1)	(67.8)	(72.2)
Ending receivable balance evaluated for impairment	1,155.5	995.5	921.5

US customer in-house finance receivables, net	1,077.4	927.7	849.3

Credit Quality Indicator and Age Analysis of Past Due US Customer In-House Finance Receivables:

	January 28, 2012		January 29, 2011		January 30, 2010
	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
	$million	$million	$million	$million	$million	$million
Performing:
Current, aged 0 – 30 days	932.6	(28.9)	804.4	(24.3)	726.7	(21.7)
Past due, aged 31 – 90 days	180.2	(6.5)	152.1	(4.5)	148.8	(4.5)
Non Performing:
Past due, aged more than 90 days	42.7	(42.7)	39.0	(39.0)	46.0	(46.0)

	1,155.5	(78.1)	995.5	(67.8)	921.5	(72.2)

11. Inventories

Signet held $141.0 million of consignment inventory at January 28, 2012 (January 29, 2011: $138.0 million) which is not recorded on the balance sheet. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can vary the inventory prices.

Inventory reserves

	Balance at beginning of period	Charged to profit	Utilized(1)	Balance at end of period
	$million	$million	$million	$million
Fiscal 2010	12.6	47.3	(27.4)	32.5
Fiscal 2011	32.5	29.1	(33.8)	27.8
Fiscal 2012	27.8	18.4	(16.9)	29.3

(1)	Including the impact of foreign exchange translation between opening and closing balance sheet dates.

12. Other assets

	January 28, 2012	January 29, 2011
	$million	$million
Deferred extended service plan costs	52.8	49.2
Other assets	18.9	10.5

Total other assets	71.7	59.7

13. Property and equipment, net

	January 28, 2012	January 29, 2011
	$million	$million
Land and buildings	33.0	32.9
Leasehold improvements	389.1	379.4
Furniture and fixtures	479.5	467.8
Equipment, including software	147.4	136.8
Construction in progress	15.4	7.8

Total	1,064.4	1,024.7
Accumulated depreciation and amortization	(681.0)	(645.7)

Property and equipment, net	383.4	379.0

Depreciation expense for the period was $92.4 million (Fiscal 2011: $97.8 million, Fiscal 2010: $108.9 million). The charge for the period includes $1.4 million (Fiscal 2011: $2.9 million, Fiscal 2010: $2.9 million) for impairment of assets.

14. Accrued expenses and other current liabilities

	January 28, 2012	January 29, 2011
	$million	$million
Payroll taxes	15.1	6.7
Other taxes	34.0	31.3
Other liabilities	48.3	46.3
Accrued compensation	79.5	79.7
Accrued expenses	140.7	128.4

Total accrued expenses and other current liabilities	317.6	292.4

Sales returns reserve included in accrued expenses above:

	Balance at beginning of period	Net adjustment(1)	Balance at end of period
	$million	$million	$million
Fiscal 2010	7.8	0.3	8.1
Fiscal 2011	8.1	(0.4)	7.7
Fiscal 2012	7.7	(0.4)	7.3

(1)	Net adjustment relates to sales returns previously provided for and changes in estimate and the impact of foreign exchange translation between opening and closing balance sheet dates.

Warranty reserve for diamond and gemstone guarantee included in accrued expenses above:

	Balance at beginning of period	Warranty expense	Utilized	Balance at end of period
	$million	$million	$million	$million
Fiscal 2010	9.7	7.7	(5.1)	12.3
Fiscal 2011	12.3	5.9	(5.2)	13.0
Fiscal 2012	13.0	7.9	(5.8)	15.1

15. Deferred revenue

Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions as follows:

	January 28, 2012	January 29, 2011
	$million	$million
ESP deferred revenue	511.7	481.1
Voucher promotions	16.4	18.1

Total deferred revenue	528.1	499.2

Disclosed as:
Current liabilities	154.1	146.0
Non-current liabilities	374.0	353.2

Total deferred revenue	528.1	499.2

ESP deferred revenue

	Balance at beginning of period	Plans sold	Revenue recognized	Balance at end of period
	$million	$million	$million	$million
Fiscal 2010	440.8	159.2	(141.7)	458.3
Fiscal 2011	458.3	171.1	(148.3)	481.1
Fiscal 2012	481.1	187.0	(156.4)	511.7

16. Other liabilities—non-current

	January 28, 2012	January 29, 2011
	$million	$million
Straight-line rent	63.9	61.9
Other accrued expenses	4.3	4.0
Lease loss reserve	9.6	9.3
Other liabilities	13.3	11.4

Total other liabilities	91.1	86.6

A lease loss reserve is recorded for the net present value of the difference between the contractual rent obligations and the rate at which income is received or expected to be received from subleasing the properties.

	January 28, 2012	January 29, 2011
	$million	$million
At beginning of period	9.3	12.0
Adjustments, net	0.8	(0.7)
Utilization(1)	(0.5)	(2.0)

At end of period	9.6	9.3

(1)	Including the impact of foreign exchange translation between opening and closing balance sheet dates.

The cash expenditures on the remaining lease loss reserve are expected to be paid over the various remaining lease terms through 2017.

17. Loans, overdrafts and long-term debt

	January 28, 2012	January 29, 2011
	$million	$million
Current liabilities – loans and overdrafts
Bank overdraft	—	31.0

	—	31.0

Non-current liabilities – Long-term debt
US private placement	—	—

Total loans, overdrafts and long-term debt	—	31.0

Loans and overdrafts

Revolving Credit Facility

On May 24, 2011, Signet Jewelers Limited (the “Company”) and certain of its subsidiaries as “Borrowers” entered into a $400 million senior unsecured multi-currency five year revolving credit agreement (the “Credit Agreement”) with various financial institutions as the lenders (the “Lenders”), JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, as Syndication Agent, and JPMorgan Securities LLC and Barclays Capital as the joint lead arrangers. The Credit Agreement replaced the Company’s existing credit facility, dated June 26, 2008, as amended and restated as of October 27, 2010, which was due to expire in June 2013 (the “2008 Facility”); the 2008 Facility was terminated on May 24, 2011. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. The Company has guaranteed the obligations of the Borrowers under the Credit Agreement and is also directly bound by certain of the covenants contained in the Credit Agreement.

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

The Credit Agreement limits the ability of the Company and certain of its subsidiaries to, among other things and subject to certain baskets and exceptions contained therein, incur debt, create liens on assets, make investments outside of the ordinary course, sell assets outside of the ordinary course, enter into merger transactions and enter into unrelated businesses. The Credit Agreement permits the making of dividend payments and stock repurchases so long as the Company (i) is not in default under the Credit Agreement, or (ii) if in default at the time of making such dividend repayment or stock repurchase, has no loans outstanding under the Credit Agreement or more than $10 million in letters of credit issued under the Credit Agreement. The Credit Agreement also contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Credit Agreement requires that the Company maintain at all times a “Leverage Ratio” (as defined in the Credit Agreement) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the Credit Agreement) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of the Company for the trailing four quarters. As of January 28, 2012, Signet was in compliance with all debt covenants.

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

No borrowings were drawn on the facility at January 28, 2012. Stand-by letters of credit of $8.2 million were drawn on the facility at January 28, 2012, with no significant intra-period fluctuations. At January 29, 2011, no amounts were outstanding under the previous 2008 Facility, and there were no significant intra-period fluctuations. In addition, at January 29, 2011, Signet had stand-by letters of credit of $5.5 million, under the 2008 Facility.

US Private Placement

On November 26, 2010, Signet exercised its right to prepay in full the remaining $229.1 million of outstanding Private Placement Notes (the “Prepayment Date”). The prepayment required the payment of all accrued interest up to the Prepayment Date plus a premium as determined by the Make Whole provision. The Make Whole premium was dependent on medium term US Treasury yields, and was $47.5 million, including an associated cost of hedging this payment against movements in US Treasury yields during the required notice period. This amount is included within interest expense in the income statement. Following the prepayment of the Private Placement Notes, various restrictions placed on Signet by the Note Purchase Agreement ended. In particular restrictions under the Note Purchase Agreement on shareholder distributions, capital expenditure and acquisitions were removed.

Capitalized fees

In Fiscal 2012, $0.2 million of the capitalized balance was amortized as it related to the 2008 Facility (Fiscal 2011: $1.3 million). Following the effectiveness of the new Credit Agreement, the remaining $1.3 million of capitalized fees for the 2008 Facility were written off. Capitalized amendment fees for the new Credit Agreement were $2.1 million, with $0.4 million amortized during the year. In total, in Fiscal 2012, $1.9 million was charged directly to the income statement (Fiscal 2011: $4.8 million).

No other interest bearing material loans or overdrafts were entered into during either Fiscal 2012 or 2011.

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

Market risk

Signet generates revenues and incurs expenses in US dollars and pounds sterling. As a portion of Signet’s UK division purchases are denominated in US dollars, Signet enters into foreign currency forward exchange contracts, foreign currency option contracts and foreign currency swaps to manage this exposure to the US dollar. The fair value of these contracts is recorded in other assets and other liabilities.

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

Liquidity risk

Signet’s objective is to ensure that it has access to, or the ability to generate sufficient cash from either internal or external sources in a timely and cost-effective manner to meet its commitments as they become due and payable. Signet manages liquidity risks as part of its overall risk management policy. Management produces forecasting and budgeting information that is reviewed and monitored by the Board. Cash generated from operations and external financing are the main source of funding supplementing Signet’s resources in meeting liquidity requirements.

The main external source of funding is a $400 million senior unsecured multi-currency five year revolving credit facility, under which there were no borrowings as of January 28, 2012. As of January 29, 2011 the previous $300 million unsecured multi-currency revolving credit facility was in place, in which there were no borrowings.

Interest rate risk

Signet’s operations had been financed principally by fixed rate notes under the US Private Placement until these were prepaid in full on November 26, 2010. Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding at January 28, 2012 (January 29, 2011: none).

Credit risk and concentrations of credit risk

Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments, except for customer in-house finance receivables as disclosed in Note 10. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.

Derivatives

Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of January 28, 2012 was $48.9 million (January 29, 2011: $39.5 million). These contracts have been designated as cash flow hedges and will be settled over the next 13 months (January 29, 2011: 12 months).

Signet enters into forward purchase contracts and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of January 28, 2012 was $211.2 million (January 29, 2011: $154.3 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 29, 2011: 12 months).

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

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of January 28, 2012, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Derivative assets
	January 28, 2012		January 29, 2011
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$million		$million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	1.1	Other current assets	0.2
Foreign currency contracts	Other assets	0.1	Other assets	—
Commodity contracts	Other current assets	16.1	Other current assets	2.4
Commodity contracts	Other assets	—	Other assets	—

		17.3		2.6

Total derivative assets		17.3		2.6

	Derivative liabilities
	January 28, 2012		January 29, 2011
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$million		$million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.2)	Other current liabilities	(0.6)
Foreign currency contracts	Other liabilities	—	Other liabilities	—
Commodity contracts	Other current liabilities	(1.0)	Other current liabilities	(2.5)
Commodity contracts	Other liabilities	—	Other liabilities	—

		(1.2)		(3.1)

Total derivative liabilities		(1.2)		(3.1)

The following tables summarize the effect of derivative instruments on the consolidated income statements:

	Amount of gain/(loss) in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	Fiscal 2012	Fiscal 2011		Fiscal 2012	Fiscal 2011
	$million	$million		$million	$million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	1.8	(0.1)	Cost of sales	0.1	5.4
Commodity contracts	47.9	14.7	Cost of sales	24.5	16.9

Total	49.7	14.6		24.6	22.3

	Location of gain/(loss) recognized in income on derivatives (Ineffective portion)	Amount of gain/(loss) recognized in income on derivatives (Ineffective portion)
		Fiscal 2012	Fiscal 2011
		$million	$million
Derivatives in cash flow hedging relationships:
Commodity contracts	Other operating income, net	0.4	0.4

Total		0.4	0.4

	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
		Fiscal 2012	Fiscal 2011
		$million	$million
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	2.5	1.9

Total		2.5	1.9

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

	January 28, 2012		January 29, 2011
	Carrying amount	Significant other observable inputs (Level 2)	Carrying amount	Significant other observable inputs (Level 2)
	$million	$million	$million	$million
Assets:
Forward foreign currency contracts	1.2	1.2	0.2	0.2
Forward commodity contracts	16.1	16.1	2.4	2.4

Liabilities:
Forward foreign currency contracts	(0.2)	(0.2)	(0.6)	(0.6)
Forward commodity contracts	(1.0)	(1.0)	(2.5)	(2.5)

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

19. Pension plans

The UK Plan, which ceased to admit new employees from April 2004, is a funded plan with assets held in a separate trustee administered fund, which is independently managed. January 28, 2012 and January 29, 2011 measurement dates were used in determining the UK Plan’s benefit obligation and fair value of plan assets.

The following tables provide information concerning the UK Plan as of and for the fiscal years ended January 28, 2012 and January 29, 2011:

	Fiscal 2012	Fiscal 2011
	$million	$million
Change in UK Plan assets:
Fair value at beginning of year	216.7	187.0
Actual return on UK Plan assets	16.2	25.2
Employer contributions	14.4	14.0
Members’ contributions	0.6	0.7
Benefits paid	(8.8)	(9.6)
Foreign currency changes	(3.1)	(0.6)

Fair value of UK Plan assets at end of year	236.0	216.7

	Fiscal 2012	Fiscal 2011
	$million	$million
Change in benefit obligation:
Benefit obligation at beginning of year	193.9	191.8
Service cost	4.8	5.5
Past service cost	(7.4)	0.8
Interest cost	10.7	10.1
Members’ contributions	0.6	0.7
Actuarial loss/(gain)	13.5	(4.3)
Benefits paid	(8.8)	(9.6)
Foreign currency changes	(2.8)	(1.1)

Benefit obligation at end of year	204.5	193.9

Funded status at end of year: UK Plan assets less benefit obligation	31.5	22.8

	Fiscal 2012	Fiscal 2011
	$million	$million
Amounts recognized in the balance sheet consist of:
Non-current assets	31.5	22.8
Non-current liabilities	—	—

Net asset recognized	31.5	22.8

Items in accumulated other comprehensive income/(loss) not yet recognized as income/(expense) in the income statement:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Net actuarial loss	(51.5)	(46.0)	(61.2)
Net prior service credit	19.1	14.3	15.0

The estimated actuarial loss and prior service credit for the UK Plan that will be amortized from accumulated other comprehensive income/(loss) into net periodic benefit cost over the next fiscal year are $1.6 million and $(3.1) million, respectively.

The accumulated benefit obligation for the UK Plan was $187.9 million and $181.3 million at January 28, 2012 and January 29, 2011, respectively.

The components of net periodic pension cost and other amounts recognized in other comprehensive income/(loss) for the UK Plan are as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Components of net periodic benefit cost:
Service cost	(4.8)	(5.5)	(4.3)
Interest cost	(10.7)	(10.1)	(10.7)
Expected return on UK Plan assets	13.8	12.4	11.2
Amortization of unrecognized net prior service credit	1.0	1.0	1.0
Amortization of unrecognized actuarial loss	(2.6)	(4.8)	(4.7)

Net periodic benefit cost	(3.3)	(7.0)	(7.5)
Other changes in assets and benefit obligations recognized in other comprehensive income/(loss)	(1.7)	20.0	4.0

Total recognized in net periodic benefit cost and other comprehensive income/(loss)	(5.0)	13.0	(3.5)

	January 28, 2012	January 29, 2011
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	4.70%	5.60%
Salary increases	3.20%	5.00%
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	5.60%	5.60%
Expected return on UK Plan assets	6.25%	6.75%
Salary increases	5.00%	5.00%

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

The long-term target allocation of investments that was set out in the 2009 Actuarial Valuation for the UK Plan’s assets was equities 68%, bonds 27% and property 5%. Further to this, in May 2010, a de-risking framework was adopted in which a portion of the UK Plan’s equities would gradually be switched into bonds when pre-agreed funding trigger levels are reached. As a result of the operation of this policy, the target allocation for the UK Plan’s assets at January 28, 2012 was bonds 45%, equities 30%, diversified growth funds 20% and property 5%.

The fair value of the assets in the UK Plan at January 28, 2012 and January 29, 2011 are required to be classified and disclosed in one of the following three categories:

Level 1—quoted market prices in active markets for identical assets and liabilities

Level 2—observable market based inputs or unobservable inputs that are corroborated by market data

Level 3—unobservable inputs that are not corroborated by market data

The value and classification of these assets was as follows:

	Fair value measurements at January 28, 2012			Fair value measurements at January 29, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant Unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant Unobservable inputs (Level 3)
	$million	$million	$million	$million	$million	$million
Asset category:
Diversified equity securities	63.5	63.5	—	116.2	116.2	—
Diversified growth funds	44.6	44.6	—	—	—	—
Bonds	115.7	115.7	—	89.8	89.8	—
Property	10.3	—	10.3	9.8	—	9.8
Cash	1.9	1.9	—	0.9	0.9	—

Total	236.0	225.7	10.3	216.7	206.9	9.8

The table below sets forth changes in the fair value of the Level 3 investment assets in Fiscal 2012 and 2011:

$million
Balance at January 30, 2010	9.1
Actual return on assets	0.7

Balance at January 29, 2011	9.8
Actual return on assets	0.5

Balance at January 28, 2012	10.3

The UK Plan does not hold any investment in Signet shares or in property occupied by or other assets used by Signet.

Signet expects to contribute a minimum of $13.8 million to the UK Plan in Fiscal 2013. The level of contributions is in accordance with a deficit recovery plan that was agreed as a result of the increased funding deficit indicated by the results of the actuarial valuation as of April 5, 2009.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK Plan:

$million
Fiscal 2013	8.4
Fiscal 2014	8.4
Fiscal 2015	8.4
Fiscal 2016	9.7
Fiscal 2017	9.9
Fiscal 2018 to Fiscal 2022	54.4

In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2012 were $0.6 million (Fiscal 2011: $0.4 million; Fiscal 2010: $0.3 million).

In the US, Signet sponsors a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 25% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Beginning in March 2009, Signet’s matching element was suspended. In July 2010, Signet’s matching element was reinstated under the same terms. Effective April 1, 2011, Signet increased the matching element to 50% of up to 6% of employee elective salary deferrals. Signet’s contributions to this plan in Fiscal 2012 were $5.4 million (Fiscal 2011: $1.2 million; Fiscal 2010: $0.1 million). The US division has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Until December 2008, the DCP also provided for a matching contribution based on each participant’s annual compensation deferral. The matching contribution was reinstated beginning in April 2011. The plan also permits employer contributions on a discretionary basis. In connection with these plans, Signet has invested in trust-owned life insurance policies. The cost recognized in connection with the DCP in Fiscal 2012 was $2.2 million (Fiscal 2011: $0.0 million; Fiscal 2010: $0.5 million).

20. Common shares, treasury shares and reserves

Common Shares

The par value of each Common Share is 18 cents. The consideration received for Common Shares issued during the year related to options was $10.6 million (Fiscal 2011: $11.3 million; Fiscal 2010: $1.0 million).

Treasury shares

Treasury shares represent the cost of shares that the Company purchased in the market under the Repurchase Program, shares forfeited under the Omnibus Incentive Plan, and those previously held by the Employee Stock Ownership Trust (“ESOT”) to satisfy options under Signet’s share option plans.

The total number of shares held by the Company at January 28, 2012 was 275,138, including 256,241 shares repurchased in Fiscal 2012 and 18,897 shares forfeited under the Omnibus Incentive Plan (January 29, 2011: no shares were repurchased and 10,994 shares forfeited under the Omnibus Incentive Plan).

In Fiscal 2011, the trustee of the ESOT transferred 29,526 shares to the holders of executive share and LTIP options granted to UK employees. In aggregate, the subscription monies amounted to $0.7 million. The trustee held no shares at each of January 28, 2012, March 22, 2012 and January 29, 2011. In Fiscal 2011, the trustee of the ESOT purchased a total of 6,730 shares to provide shares to satisfy the exercise of executive share options granted to US employees. In aggregate, the purchase of these shares amounted to $0.2 million at option exercise prices between $17.42 and $26.16. The share price was based on the NYSE market prices on the last business days before the dates on which the respective terms were established and varied between $31.07 and $34.05 per share.

Share Repurchase

On October 26, 2011, the Board of Directors announced that it had authorized a program to repurchase up to $300 million of Signet’s common shares (the “Repurchase Program”). The Repurchase Program will be funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares may be used by Signet for general corporate purposes. Repurchases may be made from time to time in the open market, through block trades or otherwise. The timing, manner, price and amount of any repurchases will be determined by Signet in its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The Repurchase Program may be suspended or discontinued at any time, or from time to time, without notice. The Repurchase Program became effective on January 16, 2012, and will last for 24 months.

The Company repurchased 256,241 shares in Fiscal 2012 under the authorized Repurchase Program, which are being held as treasury shares. The Company did not purchase any treasury shares in Fiscal 2011 or Fiscal 2010.

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

21. Commitments and contingencies

Operating leases

Signet occupies certain properties and holds machinery and vehicles under operating leases; it does not have any capital leases.

Rental expense for operating leases is as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$million	$million	$million
Minimum rentals	311.7	312.6	312.8
Contingent rent	9.8	6.7	5.6
Sublease income	(5.1)	(5.7)	(5.3)

Total	316.4	313.6	313.1

The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

$million
Fiscal 2013	279.3
Fiscal 2014	253.0
Fiscal 2015	226.9
Fiscal 2016	198.3
Fiscal 2017	173.0
Thereafter	871.0

Total	2,001.5

Signet has entered into certain sale and leaseback transactions of certain properties. Under these transactions it continues to occupy the space in the normal course of business. Gains on the transactions are recognized as a reduction of rent expense over the life of the operating lease.

Contingent property liabilities

Approximately 87 UK property leases had been assigned by Signet at January 28, 2012 (and remained unexpired and occupied by assignees at that date) and approximately 25 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.

Capital commitments

At January 28, 2012 Signet has committed to spend $24.1 million (January 29, 2011: $7.8 million) related to capital commitments. These commitments principally relate to the expansion and renovation of stores.

Legal proceedings

In March 2008, a group of private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”) a subsidiary of Signet, in the U.S. District Court for the Southern District of New York alleging that U.S. store-level employment practices are discriminatory as to compensation and promotional activities. In June 2008, the District Court referred the matter to private arbitration where the plaintiffs sought to proceed on a class-wide basis. In June 2009, the arbitrator ruled that the arbitration agreements allowed the plaintiff to proceed on a class-wide basis and to attempt to seek class certification. Sterling challenged the ruling and the District Court vacated the arbitrator’s decision in July 2010. The plaintiffs appealed that order to the U.S. Court of Appeals for the Second Circuit. On July 1, 2011, the Second Circuit reversed the District Court’s decision and instructed the District Court to confirm the Arbitrator’s Award (i.e., to allow the private plaintiffs to move forward with a proposed class claim in arbitration). On July 15, 2011, Sterling filed a petition for rehearing en banc of the Second Circuit panel’s decision, which was denied on September 6. Sterling appealed the Second Circuit’s decision to the U.S. Supreme Court on December 5, 2011, by way of a petition for certiorari, which was denied on March 19, 2012. The arbitration proceeding is in the early stages, and discovery is ongoing.

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

Sterling denies the allegations from both parties and intends to defend them vigorously. At this point, no outcome or amount of loss is able to be estimated.

In the ordinary course of business, the company may be subject, from time to time, to various proceedings, lawsuits, disputes or claims.

22. Share-based compensation

Signet operates several share based compensation plans which can be categorized as “Saving Share Plans,” “Executive Plans,” “Long-Term Incentive Plans” and “Omnibus Plans.”

Saving Share Plans

Signet has three share option savings plans (collectively “the Plans”) available to employees as follows:

•	Employee Share Savings Plan, for US employees

•	Sharesave Plan, for UK employees

•	Irish Sharesave Plan for Republic of Ireland employees

The Plans are compensatory and compensation expense is recognized over the requisite service period. In any 10 year period not more than 10% of the issued Common Shares of the Company from time to time may, in aggregate, be issued or be issuable pursuant to options granted under the Plans or any other employees’ share plans adopted by Signet.

The Employee Share Savings Plan is a savings plan intended to qualify under US Section 423 of the US Internal Revenue Code and allows employees to purchase Common Shares at a discount of approximately 15% to the closing price of the New York Stock Exchange on the date of grant. Options granted under the Employee Share Savings Plan vest after 24 months and are generally only exercisable between 24 and 27 months of the grant date.

The Sharesave and Irish Sharesave Plans allow eligible employees to purchase Common Shares at a discount of approximately 20% below a determined market price based on the London Stock Exchange. The market price is determined as the average middle market price for the three trading days prior to the invitation date, or the market price on the day immediately preceding the participation date, or other market price agreed in writing, whichever is the higher value. Options granted under the Sharesave Plan and the Irish Sharesave Plan vest after 36 months and are generally only exercisable between 36 and 42 months from commencement of the related savings contract.

Executive Plans

Signet operates three 2003 executive share plans (the “2003 Plans”), together referred to as the “Executive Plans.” Option awards under the Executive Plans are generally granted with an exercise price equal to the market price of the Company’s shares at the date of grant. Options under the Executive Plans are subject to certain internal performance criteria and cannot be exercised unless Signet achieves an annual rate of compound growth in earnings per share above the retail price index. The performance criteria are measured over a three year period from the start of the fiscal year in which the award is granted. Effective from Fiscal 2008, grants awarded under the 2003 Plans, other than for executive directors, are no longer subject to the performance criteria. Signet’s

Executive Plans, which are shareholder approved, permit the grant of share options to employees for up to 10% of the issued Common Shares over any 10 year period, including any other employees share plans adopted by Signet or a maximum of 5% over 10 years including discretionary option plans. A maximum of 8,568,841 shares may be issued pursuant to options granted to US participants in the Executive Plans. No awards have been granted under the Executive Plans since the adoption of the Omnibus Incentive Plan in Fiscal 2010.

Long-Term Incentive Plans

The Long-Term Incentive Plan 2000 was replaced by the Long-Term Incentive Plan 2005. LTIPs are subject to certain internal performance criteria and cannot be exercised unless there is achievement of an annual rate of compound growth in income before income taxes above the respective US and UK retail price indices at constant exchange rates of Signet for Signet executives, or, growth in divisional operating income for divisional executives, and, of return on capital employed (“ROCE”) of Signet or related division as appropriate. To the extent that the performance criteria are satisfied, the participant will receive a combination of share options and cash in equal value. Compensation expense is recognized over the three-year performance period for all plans and options granted have 10-year contractual terms. The Company’s LTIPs, which are shareholder approved, permit the grant of share options to employees for up to 10% of the Company’s issued Common Shares over any 10 year period of time, including any other employees share plans adopted by Signet or a maximum of 5% over 10 years including discretionary option plans. No awards have been granted under the LTIPs since the adoption of the Omnibus Incentive Plan is Fiscal 2010.

Omnibus Plans

In Fiscal 2010 Signet adopted the Omnibus Incentive Plan (the “Omnibus Plan”). Awards that may be granted under the Omnibus Plan include restricted stock, restricted stock units (“RSU’s”), stock options and stock appreciation rights. The Fiscal 2010, Fiscal 2011 and Fiscal 2012 Awards granted under the Omnibus Plan have two elements, time-based restricted stock and performance-based restricted stock units. The time-based restricted stock has a three year vesting period, subject to continued employment and has the same voting rights and dividend rights as Common Shares (which are payable once the shares have vested). Performance-based restricted stock units granted vest based upon the achievement of cumulative actual operating income as a percentage of targeted operating income for the relevant three year performance period. Performance is measured over a three year vesting period from the start of the fiscal year in which the award is granted. The Omnibus Plan permits the grant of awards to employees for up to 7,000,000 Common Shares.

Signet recognized total share-based compensation expense of $17.0 million in Fiscal 2012 (Fiscal 2011: $17.2 million; Fiscal 2010: $5.6 million). The Fiscal 2012 and Fiscal 2011 expense includes $4.4 million and $5.7 million, respectively, of share-based compensation incurred in connection with the newly appointed Chief Executive Officer’s (“CEO”) employment agreement dated September 29, 2010, for amounts foregone from his former employment. Under this agreement, 289,554 shares valued at $12.5 million were granted based upon the mid-market closing price of Signet’s stock on January 18, 2011. Of the shares granted, 116,392 shares vested on January 19, 2011, 92,083 shares are expected to vest in Fiscal 2013, 61,127 shares are expected to vest in Fiscal 2014 and 19,952 are expected to vest in Fiscal 2015, based on the vesting schedule of his foregone awards.

Tax benefits associated with share-based compensation expense in Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $5.7 million, $5.3 million, and $1.6 million, respectively. Unrecognized compensation cost related to non-vested share options and RSU’s by plan type are as follows:

	Unrecognized Compensation Cost
	2012	2011	2010
	$million	$million	$million
Omnibus Plans	16.3	11.0	8.1
Saving Share Plans	3.3	1.8	1.4
CEO Shares	2.3	6.7	—
Executive Plans	—	0.1	0.9
LTIPs	—	0.2	—

Total	21.9	19.8	10.4
Weighted average period of amortization	1.1 years	1.8 years	1.8 years

The Company either issues new shares or utilizes treasury shares to satisfy share option exercises under its plans. Cash received from the exercise of share options granted under Signet’s plans during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $10.6 million, $11.3 million and $1.0 million, respectively.

Share plan status

	Saving Share Plans		Omnibus Plans(1)		Executive Plans		LTIPs
	No. of shares	WAEP(2)	No. of shares	WAEP(2)	No. of shares	WAEP(2)	No. of shares	WAEP(2)
	millions	dollars	millions	dollars	millions	dollars	millions	dollars
Outstanding at January 29, 2011	0.4	19.85	1.1	—	1.6	32.32	0.1	—
Movements in period
Granted	0.2	28.32	0.4	—	—	—	—	—
Exercised	(0.2)	15.95	—	—	(0.5)	28.19	(0.1)	—
Lapsed	—	24.40	—	—	(0.3)	24.92	—	—

Outstanding at January 28, 2012	0.4	26.10	1.5	—	0.8	37.97	—	—

Exercisable at January 29, 2011	—	—	—	—	0.8	40.42	—	—
Exercisable at January 28, 2012	—	—	—	—	0.8	37.97	—	—

(1)	Includes shares issued to the new Chief Executive Officer, whose contract includes share based compensation for amounts foregone from his prior employment.
(2)	Weighted Average Exercise Price.

The weighted average share price at the date of exercise for share options exercised during Fiscal 2012 was $32.13 (Fiscal 2011: $39.83; Fiscal 2010: $25.57). The weighted average remaining contractual life (“WACL”) on outstanding shares was 2.0 years for the Savings Share Plans, 1.0 year for the Omnibus Plans and 3.9 years for the Executive Plans. The WACL on exercisable shares for the Executive Plans was 3.9 years.

	Saving Share Plans			Omnibus Plans
	2012	2011	2010	2012	2011	2010
Share price(1)	$40.09	$33.17	$26.17	$44.33	$35.18	$19.55
Exercise price(1)	$28.32	$26.49	$21.95	—	—	—
Risk free interest rate	0.7%	0.8%	1.8%	n/a	n/a	n/a
Expected life of options	3.0 years	2.9 years	2.6 years	n/a	n/a	n/a
Expected volatility	43%	49%	47%	n/a	n/a	n/a
Dividend yield	1.0%	1.6%	1.9%	0.7%	0.7%	0.2%
Fair value(1)	$11.55	$9.80	$7.36	$43.52	$36.80	$19.43

(1)	Weighted average.

The expected volatility is determined by calculating the historical volatility of Signet’s share price over the previous ten years. The expected life used in the model is based on the historical exercise behavior of the main categories of option recipients.

The total intrinsic value of awards outstanding and exercisable as of January 28, 2012 was $79.9 million and $8.1 million, respectively, and the aggregate intrinsic value for share options exercised during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $8.8 million, $11.9 million and $0.4 million respectively.

23. Related party transactions

There are no related party transactions.

QUARTERLY FINANCIAL INFORMATION—UNAUDITED

The sum of the quarterly earnings per share data may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

The following information incorporates the change in accounting for extended service plans that is described in Item 6 and Item 8.

	Fiscal 2012 Quarters ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
	$million	$million	$million	$million
Sales	887.3	797.6	710.5	1,353.8
Gross margin	349.7	294.8	229.9	563.2
Net income	75.4	66.3	26.1	156.6

Earnings per share – basic ($)	0.87	0.77	0.30	1.81
– diluted ($)	0.87	0.76	0.30	1.79

	Fiscal 2011 Quarters ended
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
	$million	$million	$million	$million
Sales	805.4	719.7	641.8	1,270.5
Gross margin	293.6	237.2	193.6	518.5
Net income	50.3	38.7	6.0	105.4

Earnings per share – basic ($)	0.59	0.45	0.07	1.23
– diluted ($)	0.58	0.45	0.07	1.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The directors review the effectiveness of Signet’s system of internal controls in the following areas:

•	Financial;

•	Operational;

•	Compliance; and

•	Risk management.

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

Based on their evaluation of Signet’s disclosure controls and procedures, as of January 28, 2012 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

Signet’s Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of January 28, 2012. KPMG LLP, which has audited the consolidated financial statements of Signet for Fiscal 2012, has also audited the effectiveness of internal control over financial reporting. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.

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

1.	Item 1 “Business” on pages 4 – 26

2.	Item 1A “Risk factors” on pages 27 – 35

3.	Item 7 “Management’s discussion and analysis of financial condition and results of operations” on pages 51 – 75

4.	Item 7A “Quantitative and qualitative disclosures about market risk” on pages 76 – 77

On behalf of the Board

Michael W. Barnes	Ronald Ristau
Chief Executive Officer	Chief Financial Officer
March 22, 2012	(Principal Financial Officer and Principal Accounting Officer)

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers and corporate governance may be found under the captions “Election of Directors,” “Nominees for Directors,” “Board of Directors and Corporate Governance,” “Board Committees,” “Executive Officers of the Company” and “Corporate Governance Guidelines” in our definitive proxy statement for our 2012 Annual General Meeting of Shareholders (the “2012 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2012 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation (Non-Executive),” in the 2012 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the 2012 Proxy Statement set forth under the captions “Shareholders Who Beneficially Own At Least Five Percent of the Common Shares” and “Ownership by Directors, Director Nominees and Executive Officers” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2012 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the 2012 Proxy Statement set forth under the caption “Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE

(1) The following consolidated financial statements are included in Item 8:

Consolidated income statements for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010	80

Consolidated balance sheets as of January 28, 2012 and January 29, 2011	81

Consolidated statements of cash flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010	82

Consolidated statements of shareholders’ equity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010	83

Consolidated statements of accumulated other comprehensive income/(loss) for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010	84

Notes to the consolidated financial statements	85

(2) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parenthesis indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross referenced documents.

Number	Description of Exhibits
3.1	Memorandum of Association of Signet Limited and Certificate of Incorporation on Change of Name to Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed September 11, 2008 (“Form 8-A”)).

3.2	Amended bye-laws of Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2011).

4.1	Form of common share certificate of Signet Jewelers Limited (incorporated by reference to Exhibit 4.1 to Form 8-A).

10.1	Depositary Agreement, dated as of September 3, 2008 between Signet Jewelers Limited and Capita IRG Trustees Limited (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.2 †	Credit Agreement dated as of May 24, 2011 among Signet Group Limited, Signet Group Treasury Services, Inc., Signet Jewelers Limited, the Additional Borrowers from time to time party hereto, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, the investment banking division of Barclays Bank PLC, as Syndication Agent, and Fifth Third Bank, PNC Bank, National Association, RBS Citizens, N.A. and Standard Chartered Bank as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 26, 2011).

10.3 †	Second Amended and Restated Employment Agreement, dated December 10, 2010 between Sterling Jewelers Inc. and Mark Light (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 11, 2011).

10.4 †	Letter dated October 1, 2010 from Signet Jewelers Limited addressed to Mr. Mark Light (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2010).

Number	Description of Exhibits
10.5 †	Employment Agreement, dated March 1, 2003 between Signet Trading Limited and Robert Anderson (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 20-F, filed May 3, 2005).

10.6 †	Letter dated October 1, 2010 from Signet Jewelers Limited addressed to Mr. Robert Anderson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 1, 2010).

10.7 †	Amendment No. 3 to Amended and Restated Employment Agreement, dated December 3, 2007 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.8 †	Amendment No. 2 to Amended and Restated Employment Agreement dated September 1, 2007 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.9 †	Amendment No. 1 to Amended and Restated Employment Agreement dated September 1, 2006 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.10 †	Amended and Restated Employment Agreement dated August 9, 2004 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.11 †	Employment Agreement, dated April 12, 2010, between Sterling Jewelers Inc. and Ronald W. Ristau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2010).

10.12 †	Employment Agreement, dated September 29, 2010, between Sterling Jewelers Inc. and Michael Barnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2010).

10.13 †	Signet Jewelers Limited Rules of the Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.14 †

Signet Jewelers Limited Rules of the Irish Sharesave Scheme (incorporated by reference to

Exhibit 99.4 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.15 †	Signet Jewelers Limited US Stock Option Plan 2008 (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.16 †

Signet Jewelers Limited International Share Option Plan 2008 (incorporated by reference to

Exhibit 99.6 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.17 †

Signet Jewelers Limited UK Approved Share Option Plan 2008 (incorporated by reference to

Exhibit 99.7 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.18 †	Rules of the Signet Group 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.16 to 2006 20-F).

10.19 †	Rules of the Signet Group plc Sharesave Scheme (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.20 †	Rules of the Signet Group plc Sharesave Scheme (The Republic of Ireland) (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

Number	Description of Exhibits
10.21 †	Signet Group plc International Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.22 †	Signet Group plc UK Inland Revenue Approved Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.23 †	Signet Group plc Employee Stock Savings Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-9634)).

10.24 †	Signet Group plc US Share Option Plan 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-134192)).

10.25 †	Signet Group plc 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-12304)).

10.26 †	Signet Group plc 1993 Executive Share Option Scheme (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-8964)).

10.27 †	Signet Jewelers Limited Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed June 15, 2009 (File No. 333-159987)).

10.28 †*	Form of Letter of Appointment of Independent Directors.

10.29 †	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

21.1*	Subsidiaries of Signet Jewelers Limited.

23.1*	Consent of independent registered public accounting firm.

23.2*	Consent of independent registered public accounting firm (predecessor auditor).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 22, 2012	By:	/s/ Ronald Ristau
		Name:	Ronald Ristau
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

March 22, 2012	By:	/s/ Michael W. Barnes Michael W. Barnes	Chief Executive Officer (Principal Executive Officer and Director)

March 22, 2012	By:	/s/ Ronald Ristau Ronald Ristau	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 22, 2012	By:	/s/ Sir Malcolm Williamson Sir Malcolm Williamson	Chairman of the Board

March 22, 2012	By:	/s/ Robert Blanchard Robert Blanchard	Director

March 22, 2012	By:	/s/ Dale W. Hilpert Dale W. Hilpert	Director

March 22, 2012	By:	/s/ Marianne Miller Parrs Marianne Miller Parrs	Director

March 22, 2012	By:	/s/ Thomas G. Plaskett Thomas G. Plaskett	Director

March 22, 2012	By:	/s/ H. Todd Stitzer H. Todd Stitzer	Director

March 22, 2012	By:	/s/ Russell Walls Russell Walls	Director