Form 10-Q
period 2012-04-28
SIGNET JEWELERS LTD
filed 2012-05-24
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 28, 2012 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-32349

Signet Jewelers Limited

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock, $0.18 par value, 85,103,743 shares as of May 17, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	13 weeks ended
	April 28, 2012 $million	April 30, 2011 $million	Notes
Sales	900.0	887.3	2
Cost of sales	(546.3)	(537.6)

Gross margin	353.7	349.7
Selling, general and administrative expenses	(264.5)	(263.8)
Other operating income, net	40.2	32.8

Operating income, net	129.4	118.7	2
Interest expense, net	(0.9)	(0.9)

Income before income taxes	128.5	117.8
Income taxes	(46.0)	(42.4)

Net income	82.5	75.4

Earnings per share: basic	$0.96	$0.87	5
diluted	$0.96	$0.87	5
Weighted average common shares outstanding (millions): basic	85.5	86.1	5
diluted	86.3	86.9	5
Dividends per share	$0.12	$—	5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 weeks ended
	April 28, 2012 $million	April 30, 2011 $million
Net income	82.5	75.4
Other comprehensive income:
Foreign currency translation adjustments	9.6	12.0
Changes in fair value of derivative instruments, net of tax of $7.6 million and $5.3 million, respectively	13.9	8.4
Pension plan adjustments, net of tax of $0.0 million and $0.1 million, respectively	0.4	0.3

Comprehensive income	106.4	96.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 28, 2012 $million	January 28, 2012 $million	April 30, 2011 $million	Notes
Assets
Current assets:
Cash and cash equivalents	399.0	486.8	394.1
Accounts receivable, net	1,025.1	1,088.2	904.3	6
Other receivables	43.9	44.3	25.2
Other current assets	74.0	92.0	84.6	7
Deferred tax assets	2.0	0.9	2.7
Inventories	1,335.0	1,304.1	1,221.2

Total current assets	2,879.0	3,016.3	2,632.1

Non-current assets:
Property and equipment, net of accumulated depreciation of $707.1 million, $681.0 million, and $673.0 million, respectively	381.7	383.4	373.3
Other assets	72.2	71.7	60.9	7
Deferred tax assets	116.5	108.5	106.2
Retirement benefit asset	35.8	31.5	27.1

Total assets	3,485.2	3,611.4	3,199.6	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	—	—	28.0
Accounts payable	156.0	182.6	144.9
Accrued expenses and other current liabilities	252.3	308.4	239.3	7
Deferred revenue	150.5	154.1	142.5	7
Deferred tax liabilities	133.8	135.0	102.2
Income taxes payable	51.4	77.9	43.4

Total current liabilities	744.0	858.0	700.3

Non-current liabilities:
Other liabilities	103.1	100.3	94.3
Deferred revenue	380.4	374.0	360.5	7

Total liabilities	1,227.5	1,332.3	1,155.1

Commitments and contingencies				10

Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 million shares, 85.4 million shares issued and outstanding (January 28, 2012: 86.9 million shares issued and outstanding; April 30, 2011: 86.8 million shares issued and outstanding)	15.7	15.6	15.5
Additional paid-in capital	228.3	230.9	206.2
Other reserves	235.2	235.2	235.2
Treasury shares at cost: 1.8 million shares (January 28, 2012: 0.3 million shares; April 30, 2011: 0.0 million shares)	(88.6)	(12.7)	—
Retained earnings	2,030.2	1,969.3	1,737.7
Accumulated other comprehensive loss	(163.1)	(159.2)	(150.1)

Total shareholders’ equity	2,257.7	2,279.1	2,044.5

Total liabilities and shareholders’ equity	3,485.2	3,611.4	3,199.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended
	April 28, 2012 $million	April 30, 2011 $million
Cash flows from operating activities
Net income	82.5	75.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	23.1	22.5
Pension	(2.6)	(2.7)
Share-based compensation	4.1	2.7
Deferred taxation	(3.5)	(0.5)
Facility amendment fee amortization and charges	0.1	0.2
Other non-cash movements	—	(0.1)
Changes in operating assets and liabilities:
Decrease in accounts receivable	63.5	32.0
(Increase)/decrease in other receivables and other assets	(0.1)	11.9
Decrease in other current assets	4.3	8.1
Increase in inventories	(25.6)	(24.3)
(Decrease)/increase in accounts payable	(27.7)	17.9
Decrease in accrued expenses and other liabilities	(62.0)	(47.3)
Increase in deferred revenue	2.7	3.5
(Decrease)/increase in income taxes payable	(25.6)	4.7
Effect of exchange rate changes on currency swaps	0.8	1.3

Net cash provided by operating activities	34.0	105.3

Investing activities
Purchase of property and equipment	(18.6)	(12.9)

Net cash used in investing activities	(18.6)	(12.9)

Financing activities
Dividends	(8.7)	—
Proceeds from exercise of share options	5.1	4.0
Repurchase of common shares	(90.7)	—
Net settlement of equity based awards	(8.3)	—
Credit facility fees paid	—	(0.2)
Repayment of short-term borrowings	—	(4.0)

Net cash used in financing activities	(102.6)	(0.2)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.2)
Cash and cash equivalents at beginning of period	486.8	302.1
(Decrease)/increase in cash and cash equivalents	(87.2)	92.2

Cash and cash equivalents at end of period	399.0	394.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common shares at par value $million	Additional paid-in capital $million	Other reserves $million	Treasury shares $million	Retained earnings $million	Accumulated other comprehensive loss $million	Total shareholders’ equity $million
Balance at January 28, 2012	15.6	230.9	235.2	(12.7)	1,969.3	(159.2)	2,279.1
Net income	—	—	—	—	82.5	—	82.5
Foreign currency translation	—	—	—	—	—	9.6	9.6
Changes in fair value of derivative instruments, net	—	—	—	—	—	(13.9)	(13.9)
Pension plan, net	—	—	—	—	—	0.4	0.4
Dividend	—	—	—	—	(10.2)	—	(10.2)
Repurchase of common shares	—	—	—	(90.7)	—	—	(90.7)
Net settlement of equity based awards	—	(7.0)	—	10.1	(11.4)	—	(8.3)
Share options exercised	0.1	0.3	—	4.7	—	—	5.1
Share-based compensation expense	—	4.1	—	—	—	—	4.1

Balance at April 28, 2012	15.7	228.3	235.2	(88.6)	2,030.2	(163.1)	2,257.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principal accounting policies and basis of preparation

Basis of preparation

Signet Jewelers Limited (“Signet” or the “Company”), including its subsidiaries, is a leading retailer of jewelry, watches and associated services. Signet manages its business as two geographical segments, the United States of America (the “US”) and the United Kingdom (the “UK”). The US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands, while the UK division’s retail stores operate under brands including H.Samuel and Ernest Jones.

These condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the year ended January 28, 2012.

Use of estimates

The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of receivables, inventory and deferred revenue, fair value of derivatives, depreciation and asset impairment, the valuation of employee benefits, income taxes and contingencies.

Fiscal year

The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2012 is the year ended January 28, 2012 and Fiscal 2013 is the year ending February 2, 2013. Within these financial statements, the first quarter of the fiscal years 2013 and 2012 refers to the 13 weeks ended April 28, 2012 and April 30, 2011, respectively.

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

New accounting pronouncements adopted during the period

Presentation of comprehensive income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in either the other comprehensive income section of the comprehensive income statement or in the notes as US GAAP currently requires for annual reporting. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. Signet adopted this guidance effective for the first quarter ended April 28, 2012 and the implementation of this accounting pronouncement did not have a material impact on Signet’s financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair value measurements and disclosures

In May 2011, the FASB issued ASU 2011-04, “Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which Signet will be required to disclose quantitative information about the unobservable inputs used in fair value measurements. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. Signet adopted this guidance effective for the first quarter ended April 28, 2012 and the adoption of this amendment did not have a material impact on Signet’s financial statements.

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

	13 weeks ended
	April 28, 2012 $million	April 30, 2011 $million
Sales:
US	751.5	738.0
UK	148.5	149.3

Total sales	900.0	887.3

Operating income/(loss), net:
US	137.7	126.2
UK	(3.0)	(0.2)
Unallocated (1)	(5.3)	(7.3)

Total operating income, net	129.4	118.7

	April 28, 2012 $million	January 28, 2012 $million	April 30, 2011 $million
Total assets:
US	2,684.1	2,747.5	2,495.5
UK	458.0	427.3	428.9
Unallocated (1)	343.1	436.6	275.2

Total assets	3,485.2	3,611.4	3,199.6

(1)	Unallocated principally relates to central costs and assets, which include corporate and general administrative functions.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Foreign currency translation

The exchange rates used in these financial statements for the translation of UK pound sterling transactions and balances into US dollars are as follows:

	13 weeks ended April 28, 2012	52 weeks ended January 28, 2012	13 weeks ended April 30, 2011
Income statement (average rate)	1.59	1.60	1.62
Balance sheet (period end rate)	1.63	1.57	1.67

The average exchange rate is used to prepare the income statement for the 13 weeks ended April 28, 2012 and April 30, 2011, and is calculated from the weekly average exchange rates weighted by sales of the UK division.

4. Income taxes

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK and certain other foreign jurisdictions. Signet is subject to US federal and state examinations by tax authorities for tax years ending after November 1, 2008 and is subject to examination by the UK tax authority for tax years ending after January 31, 2010.

As of January 28, 2012, Signet had approximately $4.8 million of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

There has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 13 weeks ended April 28, 2012.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 28, 2012, Signet had accrued interest of $0.4 million and there has been no material change in the amount of accrued interest as of April 28, 2012.

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Shareholders’ equity and earnings per share

Share repurchase

On October 26, 2011, the Board of Directors announced that it had authorized a program to repurchase up to $300 million of Signet’s common shares (the “Repurchase Program”). The Repurchase Program will be funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares may be used by Signet for general corporate purposes. Repurchases may be made from time to time in the open market, through block trades or otherwise. The timing, manner, price and amount of any repurchases will be determined by Signet in its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The Repurchase Program may be suspended or discontinued at any time, or from time to time, without notice. The Repurchase Program became effective on January 16, 2012, and will last 24 months.

The Company repurchased 1,936,247 shares at an average price of $46.73 in the 13 weeks ended April 28, 2012 under the authorized Repurchase Program, which are being held as treasury shares. The Company did not repurchase any treasury shares in the 13 weeks ended April 30, 2011.

Earnings per share

	13 weeks ended
	April 28, 2012	April 30, 2011
Net income ($million)	82.5	75.4

Basic weighted average number of shares in issue (million)	85.5	86.1
Dilutive effect of share options (million)	0.8	0.8

Diluted weighted average number of shares in issue (million)	86.3	86.9

Earnings per share – basic	$0.96	$0.87
Earnings per share – diluted	$0.96	$0.87

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust and Treasury Shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in the 13 week period ended April 28, 2012 by 1,686,503 shares (13 week period ended April 30, 2011: 532,187 shares). The calculation of fully diluted earnings per share for the 13 week period ended April 28, 2012 excludes options to purchase 160,135 shares (13 week period ended April 30, 2011: 335,117 shares) on the basis that their effect on earnings per share was anti-dilutive.

Dividend

For the first quarter of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was approved on March 21, 2012 for payment on May 29, 2012 to shareholders of record on April 27, 2012. As a result, $10.2 million has been recorded in accrued expenses and other current liabilities reflecting this dividend, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction as of April 28, 2012.

6. Accounts receivable, net

Signet’s accounts receivable primarily consist of US customer in-house financing receivables in which the population is of similar characteristics that are evaluated collectively for impairment. The allowance is an estimate of the losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis, as well as an allowance for those amounts 90 days aged and under based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	April 28, 2012 $million	January 28, 2012 $million	April 30, 2011 $million
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	1,016.3	1,077.4	897.3
Other accounts receivable	8.8	10.8	7.0

Total accounts receivable, net	1,025.1	1,088.2	904.3

Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

Other accounts receivable is comprised of gross accounts receivable relating to the insurance loss replacement business in the UK division of $9.5 million (January 28, 2012 and April 30, 2011: $11.3 million and $7.5 million, respectively) with a corresponding valuation allowance of $0.7 million (January 28, 2012 and April 30, 2011: $0.5 million and $0.5 million, respectively).

Allowance for Credit Losses on US Customer In-House Finance Receivables:

	13 weeks ended April 28, 2012 $million	52 weeks ended January 28, 2012 $million	13 weeks ended April 30, 2011 $million
Beginning balance	(78.1)	(67.8)	(67.8)
Charge-offs	25.7	92.8	18.9
Recoveries	6.0	19.3	5.5
Provision	(24.4)	(122.4)	(17.6)

Ending balance	(70.8)	(78.1)	(61.0)
Ending receivable balance evaluated for impairment	1,087.1	1,155.5	958.3

US customer in-house finance receivables, net	1,016.3	1,077.4	897.3

Credit Quality Indicator and Age Analysis of Past Due US Customer In-House Finance Receivables:

	April 28, 2012		January 28, 2012		April 30, 2011
	Gross $million	Valuation allowance $million	Gross $million	Valuation allowance $million	Gross $million	Valuation allowance $million
Performing:
Current, aged 0-30 days	886.5	(27.5)	932.6	(28.9)	784.7	(23.2)
Past due, aged 31-90 days	163.4	(6.1)	180.2	(6.5)	139.9	(4.1)
Non Performing:
Past due, aged more than 90 days	37.2	(37.2)	42.7	(42.7)	33.7	(33.7)

	1,087.1	(70.8)	1,155.5	(78.1)	958.3	(61.0)

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Deferred revenue and warranty reserve

Deferred revenue

Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions as follows:

	April 28, 2012 $million	January 28, 2012 $million	April 30, 2011 $million
ESP deferred revenue	520.7	511.7	491.0
Voucher promotions	10.2	16.4	12.0

Total deferred revenue	530.9	528.1	503.0

Disclosed as:
Current liabilities	150.5	154.1	142.5
Non-current liabilities	380.4	374.0	360.5

Total deferred revenue	530.9	528.1	503.0

In addition, other current assets include deferred direct costs in relation to the sale of ESP of $21.0 million as of April 28, 2012 (January 28, 2012 and April 30, 2011: $20.2 million and $19.2 million, respectively). Other assets include the long-term portion of these deferred direct costs of $53.3 million as of April 28, 2012 (January 28, 2012 and April 30, 2011: $52.8 million and $50.4 million, respectively).

	13 weeks ended
	April 28, 2012 $million	April 30, 2011 $million
ESP deferred revenue, beginning of period	511.7	481.1
Plans sold	49.8	48.2
Revenue recognized	(40.8)	(38.3)

ESP deferred revenue, end of period	520.7	491.0

Warranty reserve

The warranty reserve for diamond and gemstone guarantees provided by the US division, included in accrued expenses and other current liabilities, is as follows:

	13 weeks ended April 28, 2012 $million	52 weeks ended January 28, 2012 $million	13 weeks ended April 30, 2011 $million
Beginning balance	15.1	13.0	13.0
Warranty expense	1.5	7.9	1.6
Utilized	(1.5)	(5.8)	(1.5)

Ending balance	15.1	15.1	13.1

Disclosed as:
Current liabilities	5.8	5.9	5.2
Non-current liabilities	9.3	9.2	7.9

Total deferred revenue	15.1	15.1	13.1

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The main external source of funding is a $400 million senior unsecured multi-currency five year revolving credit facility, under which there were no borrowings as of April 28, 2012 and January 28, 2012. At April 30, 2011, there were no borrowings under the previous $300 million unsecured multi-currency revolving credit facility.

Interest rate risk

Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding at April 28, 2012, January 28, 2012 or April 30, 2011.

Credit risk and concentrations of credit risk

Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments, except for customer in-house financing receivables as disclosed in Note 6. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.

Derivatives

Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of April 28, 2012 was $57.6 million (January 28, 2012 and April 30, 2011: $48.9 million and $51.9 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 13 months (January 28, 2012 and April 30, 2011: 13 months and 24 months, respectively).

Signet enters into forward purchase contracts and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of April 28, 2012 was $193.9 million (January 28, 2012 and April 30, 2011: $211.2 million and $131.4 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 13 months (January 28, 2012 and April 30, 2011: both 12 months).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of April 28, 2012, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
		Fair value
	Balance sheet location	April 28, 2012 $million	January 28, 2012 $million	April 30, 2011 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	0.6	1.1	—
Foreign currency contracts	Other assets	—	0.1	—
Commodity contracts	Other current assets	3.4	16.1	15.3
Commodity contracts	Other assets	—	—	—

Total derivative assets		4.0	17.3	15.3

	Derivative liabilities
		Fair value
	Balance sheet location	April 28, 2012 $million	January 28, 2012 $million	April 30, 2011 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.4)	(0.2)	(2.2)
Foreign currency contracts	Other liabilities	—	—	(0.2)
Commodity contracts	Other current liabilities	(4.1)	(1.0)	—
Commodity contracts	Other liabilities	—	—	—

		(4.5)	(1.2)	(2.4)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—	(0.4)

		—	—	(0.4)

Total derivative liabilities		(4.5)	(1.2)	(2.8)

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the effect of derivative instruments on the condensed consolidated income statements:

	Amount of gain/(loss) recognized in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended			13 weeks ended
	April 28, 2012 $million	April 30, 2011 $million		April 28, 2012 $million	April 30, 2011 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	(0.8)	(1.8)	Cost of sales	0.1	0.1
Commodity contracts	(12.1)	18.8	Cost of sales	8.5	(3.0)

Total	(12.9)	17.0		8.6	(2.9)

	Location of gain/(loss) recognized in income on derivatives (Ineffective portion)	Amount of gain/(loss) recognized in income on derivatives (Ineffective portion)
		13 weeks ended
		April 28, 2012 $million	April 30, 2011 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	Other operating income, net	—	0.4

Total		—	0.4

	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
		13 weeks ended
		April 28, 2012 $million	April 30, 2011 $million
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	—	(0.4)

Total		—	(0.4)

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

Level 1—quoted market prices in active markets for identical assets and liabilities

Level 2—observable market based inputs or unobservable inputs that are corroborated by market data

Level 3—unobservable inputs that are not corroborated by market data

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	April 28, 2012 $million		January 28, 2012 $million		April 30, 2011 $million
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Assets:
Forward foreign currency contracts and swaps	0.6	0.6	1.2	1.2	—	—
Forward commodity contracts	3.4	3.4	16.1	16.1	15.3	15.3
Liabilities:
Forward foreign currency contracts and swaps	(0.4)	(0.4)	(0.2)	(0.2)	(2.8)	(2.8)
Forward commodity contracts	(4.1)	(4.1)	(1.0)	(1.0)	—	—

The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, current foreign currency forward rates or current commodity forward rates. These are held as assets and liabilities within other receivables and other payables, and all contracts have a maturity of less than 13 months. The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts.

9. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”). The components of net periodic pension cost were as follows:

	13 weeks ended
	April 28, 2012 $million	April 30, 2011 $million
Components of net periodic pension cost:
Service cost	(0.9)	(1.4)
Interest cost	(2.4)	(2.7)
Expected return on UK Plan assets	2.9	3.5
Amortization of unrecognized prior service credit	0.4	0.2
Amortization of unrecognized actuarial loss	(0.8)	(0.6)

Net periodic pension cost	(0.8)	(1.0)

In the 13 weeks to April 28, 2012, Signet contributed $3.4 million to the UK Plan and expects to contribute a minimum aggregate of $13.7 million at current exchange rates to the UK Plan in Fiscal 2013. These contributions are in accordance with a deficit recovery plan that was in response to the funding deficit indicated by the April 5, 2009 actuarial valuation.

10. Commitments and contingencies

Legal proceedings

In March 2008, a group of private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in the U.S. District Court for the Southern District of New York alleging that U.S. store-level employment practices are discriminatory as to compensation and promotional activities. In June 2008, the District Court referred the matter to private arbitration where the plaintiffs sought to proceed on a class-wide basis. In June 2009, the arbitrator ruled that the arbitration agreements allowed the plaintiff to proceed on a class-wide basis and attempt to seek class certification. Sterling challenged the ruling and the District Court vacated the arbitrator’s decision in July 2010. The plaintiffs appealed that order to the U.S. Court of Appeals for the Second Circuit. In July 2011, the Second Circuit reversed the District Court’s decision and instructed the District Court to confirm the Arbitrator’s Award (i.e., to allow the private plaintiff to move forward with a proposed class claim in arbitration). Sterling filed a petition for rehearing en banc of the Second Circuit panel’s decision, which was denied on September 6, 2011. Sterling appealed the Second Circuit’s decision to the U.S. Supreme Court on December 15, 2011, which was denied on March 19, 2012. The arbitration proceeding is in the early stages, and discovery is ongoing.

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

Sterling denies the allegations of both parties and intends to defend these cases vigorously. At this point, no outcome or amount of loss is able to be estimated.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business or not significant to Signet’s consolidated financial position.

11. Share-based compensation expense

Signet recorded share-based compensation expense of $4.1 million for the 13 weeks ended April 28, 2012 related to the Omnibus Plans and Saving Share Plans ($2.7 million for the 13 weeks ended April 30, 2011).

12. Loans, overdrafts and long-term debt

In May 2011, Signet entered into a $400 million senior unsecured multi-currency five year revolving credit facility agreement (the “Credit Facility”). The Credit Facility replaced Signet’s previous revolving credit facility (the “2008 Facility”), which was due to expire in June 2013. The Credit Facility contains an expansion option that, with the consent of the lenders or the addition of new lenders, and subject to certain conditions, availability under the Credit Facility may be increased by an additional $200 million at the request of Signet. The Credit Facility has a five year term and matures in May 2016, at which time all amounts outstanding under the Credit Facility will be due and payable. The Credit Facility also contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Credit Facility requires that Signet maintain at all times a “Leverage Ratio” (as defined in the Credit Facility) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the Credit Facility) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of Signet for the trailing twelve months.

At April 28, 2012 and January 28, 2012, there were no amounts outstanding under the Credit Facility, with no intra-period borrowings. Signet had stand-by letters of credit of $8.2 million as of April 28, 2012 and January 28, 2012. In addition, as of April 30, 2011, there were no amounts outstanding or significant intra-period fluctuations as it related to the 2008 Facility. Signet had stand-by letters of credit of $5.5 million as of April 30, 2011 under the 2008 Facility.

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

For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward-looking statement, see the “Risk Factors” section of Signet’s Fiscal 2012 Annual Report on Form 10-K filed with the SEC on March 22, 2012. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

OVERVIEW

Signet is the largest specialty retail jeweler in the US and UK, and also has stores in the Republic of Ireland and Channel Islands. Signet manages its business as two geographical segments, the US and the UK divisions.

In the US, Signet operated 1,320 stores in 50 states at April 28, 2012. Its store brands are located nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores are operated nationwide as Jared The Galleria Of Jewelry (“Jared”).

On April 30, 2012, the US Census Bureau (the “Census Bureau”) released estimates for US jewelry store sales based on the 2010 Annual Retail Trade Survey. The estimated specialty jewelry sales for calendar 2011 were $29.1 billion, up 10.4% from a revised estimate for calendar 2010 of $26.4 billion (prior Census Bureau: $26.7 billion). Based on these revised figures, US specialty jewelry store sales declined by 11.0% in calendar 2009 and grew by1.6% in calendar 2010. The peak level of jewelry store sales was $30.8 billion in calendar 2007 (prior estimate: $31.0 billion). The US division’s share of the specialty jewelry market was 10.4% in calendar 2011 (calendar 2010: 10.4%). These estimates from the Census Bureau may be subject to further revision.

The US Bureau of Economic Analysis (“BEA”) is expected to release estimates for US jewelry and watch sales for calendar year 2011 in August 2012. This data release is likely to include revised estimates for earlier years. The US Bureau of Labor Statistics is expected to release a preliminary estimate of the number of jewelry store establishments for calendar 2011 in late June or early July.

In the UK, Signet’s store brands are “H.Samuel,” “Ernest Jones,” and “Leslie Davis,” which are situated in prime “High Street” locations (main shopping thoroughfares with high pedestrian traffic) or major shopping malls. The UK division operated 531 stores at April 28, 2012, including 14 stores in the Republic of Ireland and 3 in the Channel Islands.

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

	13 weeks ended		Change %	Impact of exchange rate movement $million	13 weeks ended April 30, 2011 at constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non-GAAP) %
	April 28, 2012 $million	April 30, 2011 $million
Sales by origin and destination:
US	751.5	738.0	1.8%	—	738.0	1.8%
UK	148.5	149.3	(0.5)%	(2.8)	146.5	1.4%

	900.0	887.3	1.4%	(2.8)	884.5	1.8%
Cost of sales	(546.3)	(537.6)	(1.6)%	2.0	(535.6)	(2.0)%

Gross margin	353.7	349.7	1.1%	(0.8)	348.9	1.4%
Selling, general and administrative expenses	(264.5)	(263.8)	(0.3)%	0.9	(262.9)	(0.6)%
Other operating income, net	40.2	32.8	22.6%	—	32.8	22.6%

Operating income, net:
US	137.7	126.2	9.1%	—	126.2	9.1%
UK	(3.0)	(0.2)	nm	—	(0.2)	nm
Unallocated	(5.3)	(7.3)	27.4%	0.1	(7.2)	26.4%

	129.4	118.7	9.0%	0.1	118.8	8.9%
Interest expense, net	(0.9)	(0.9)	—%	—	(0.9)	—%

Income before income taxes	128.5	117.8	9.1%	0.1	117.9	9.0%
Income taxes	(46.0)	(42.4)	(8.5)%	—	(42.4)	(8.5)%

Net income	82.5	75.4	9.4%	0.1	75.5	9.3%

Earnings per share – basic	$0.96	$0.87	10.3%	$—	$0.87	10.3%
Earnings per share – diluted	$0.96	$0.87	10.3%	$—	$0.87	10.3%

nm – not meaningful

Net cash

Net cash is the total of cash and cash equivalents less loans and overdrafts, and is helpful in providing a measure of the total indebtedness of the business.

	April 28, 2012 $million	January 28, 2012 $million	April 30, 2011 $million
Cash and cash equivalents	399.0	486.8	394.1
Loans and overdrafts	—	—	(28.0)

Net cash	399.0	486.8	366.1

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

	13 weeks ended
	April 28, 2012 $million	April 30, 2011 $million
Net cash provided by operating activities	34.0	105.3
Net cash used in investing activities	(18.6)	(12.9)

Free cash flow	15.4	92.4

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2012(1) Annual Report on Form 10-K.

First Quarter Highlights (“first quarter” is the 13 weeks to April 28, 2012)

•	Same store sales: up 1.2%

•	Income before income taxes: $128.5 million, up $10.7 million, an increase of 9.1%

•	Diluted earnings per share: up by 10.3% to $0.96

(1)	Fiscal 2012 is the year ended January 28, 2012 and Fiscal 2013 is the year ending February 2, 2013.

Certain operating data as a percentage of sales were as follows:

Operating Data

	First Quarter
	Fiscal 2013%	Fiscal 2012%
Sales	100.0	100.0
Cost of sales	(60.7)	(60.6)

Gross margin	39.3	39.4
Selling, general and administrative expenses	(29.4)	(29.7)
Other operating income, net	4.5	3.7

Operating income, net	14.4	13.4
Interest expense, net	(0.1)	(0.1)

Income before income taxes	14.3	13.3
Income taxes	(5.1)	(4.8)

Net income	9.2	8.5

Sales

In the first quarter of Fiscal 2013, Signet’s same store sales were up 1.2%, compared to an increase of 10.2% in the 13 weeks ended April 30, 2011 (“first quarter Fiscal 2012”). Total sales were $900.0 million (first quarter Fiscal 2012: $887.3 million), up $12.7 million or 1.4%, compared to an increase of 10.2% in Fiscal 2012. eCommerce sales were $22.1 million (first quarter Fiscal 2012: $17.3 million), up $4.8 million or 27.7%. Sales in the US were adversely impacted by the calendar shift of Mother’s Day, which resulted in the move of a key promotional event into the second quarter. The impact of this event on same store sales is estimated at $32 million or 370 basis points for Signet and 440 basis points in the US. The breakdown of the sales performance is set out in the table below.

	First Quarter Fiscal 2013
	US	UK	Signet
Sales, million	$751.5	$148.5	$900.0
% of total	83.5%	16.5%	100.0%

	US %	UK %	Signet %
Change in same store sales	1.2	1.2	1.2
Change in store space, net	0.6	0.2	0.6

Change in total sales at constant exchange rates(1)(2)	1.8	1.4	1.8
Exchange translation	—	(1.9)	(0.4)

Change in total sales as reported	1.8	(0.5)	1.4

(1)	Non-GAAP measure, discussed herein.
(2)	The average US dollar to pound sterling exchange rate for the 13 weeks ended April 28, 2012 was $1.59 (13 weeks ended April 30, 2011: $1.62).

In the first quarter of Fiscal 2013, the US division’s sales were $751.5 million (first quarter of Fiscal 2012: $738.0 million), up $13.5 million or 1.8%. Same store sales increased 1.2% compared to an increase of 12.5% in the first quarter of Fiscal 2012, with the Fiscal 2013 first quarter sales impacted by the calendar shift. Branded differentiated and exclusive merchandise, including bridal, continue to be key drivers of US sales. See the table below for further analysis of sales.

			Change from previous year
First quarter Fiscal 2013	Total sales (millions)	Sales per store(1) (millions)	Total sales as reported	Same store sales
Kay	$452.6	$0.471	4.0%	2.9%
Jared	$231.6	$1.213	1.7%	0.2%
Regional brands	$67.3	$0.305	(10.0)%	(6.0)%

US division	$751.5		1.8%	1.2%

(1)	Based only on stores operated for the full year.

In the first quarter of Fiscal 2013, the UK division’s sales were $148.5 million (first quarter of Fiscal 2012: $149.3 million), down $0.8 million or 0.5%. Same store sales increased 1.2% compared to an increase of 0.2% in the first quarter of Fiscal 2012. Branded jewelry, fashion watches and the bridal category, including gold rings, were key drivers of the sales increase. In the first quarter of Fiscal 2013, sales in the UK were driven by promotional activity and compelling merchandising initiatives. See the table below for further analysis of sales.

				Change from previous year
First quarter Fiscal 2013	Total sales (millions)	Sales per store(1) (millions)	Total sales as reported	Total sales at constant exchange rates (2)(3)	Same store sales
H.Samuel	$80.1	£0.149	0.8%	2.7%	1.8%
Ernest Jones(4)	$68.4	£0.218	(2.0)%	(0.1)%	0.6%

UK division	$148.5		(0.5)%	1.4%	1.2%

(1)	Based only upon stores operated for the full fiscal year.
(2)	Non-GAAP measure, discussed herein.
(3)	The exchange translation impact on the total sales of the UK division was (1.9)%, H.Samuel was (1.9)%, and Ernest Jones was (1.9)%.
(4)	Includes stores selling under the Leslie Davis nameplate.

Cost of sales and gross margin

In the first quarter of Fiscal 2013, the gross margin was $353.7 million (first quarter Fiscal 2012: $349.7 million), up $4.0 million or 1.1%. The gross margin rate decreased by 10 basis points to 39.3% (first quarter Fiscal 2012: 39.4%). Gross margin in the US was $5.8 million higher compared to the first quarter of Fiscal 2012. The higher US gross margin was driven by a favorable gross merchandise margin movement of 40 basis points, leverage on store occupancy expenses and increased income from credit related fees, partially offset by an impact of $4.7 million on the US net bad debt expense, due to a change in the number of credit billing cycles included in the quarter. This expense is expected to be offset by a broadly similar benefit in other operating income in the fourth quarter of Fiscal 2013. The US net bad debt to US sales ratio was 1.8%, excluding the credit cycle impact (first quarter Fiscal 2012: 1.6%), and 2.5% including the expense. Gross margin in the UK was $1.8 million lower than the first quarter of Fiscal 2012, primarily as a result of unfavorable foreign currency impact and a decline in gross merchandise margin of 170 basis points attributed to the level of promotional activity and merchandise mix, which were partially offset by lower store occupancy and store operating expenses.

Selling, general and administrative expenses

In the first quarter of Fiscal 2013, selling, general and administrative expenses were $264.5 million (first quarter Fiscal 2012: $263.8 million), up $0.7 million, but as a percentage of sales, improved by 30 basis points to 29.4% (first quarter Fiscal 2012: 29.7%). The improvement of 30 basis points reflects tight control of expenses and is primarily attributable to lower store staff costs.

Other operating income, net

In the first quarter of Fiscal 2013, other operating income, net was $40.2 million (first quarter Fiscal 2012: $32.8 million), up $7.4 million or 22.6%. This primarily reflected increased interest income earned from higher outstanding receivable balances.

Operating income, net

In the first quarter of Fiscal 2013, net operating income increased to $129.4 million (first quarter Fiscal 2012: $118.7 million), up $10.7 million or 9.0%. The US division’s net operating income was $137.7 million (first quarter Fiscal 2012: $126.2 million), up $11.5 million or 9.1%. The net operating loss for the UK division was $3.0 million (first quarter Fiscal 2012: $0.2 million loss), an increase of $2.8 million. Operating margin was 14.4% (first quarter Fiscal 2012: 13.4%), up 100 basis points. The US division’s operating margin was 18.3% (first quarter Fiscal 2012: 17.1%), up 120 basis points, and that of the UK division declined by 190 basis points to (2.0)% (first quarter Fiscal 2012: (0.1)%).

Interest expense, net

In the first quarter of Fiscal 2013, net interest expense was $0.9 million (first quarter Fiscal 2012: $0.9 million).

Income before income taxes

In the first quarter of Fiscal 2013, income before income taxes increased by $10.7 million to $128.5 million (first quarter Fiscal 2012: $117.8 million), up 9.1%.

Income taxes

In the first quarter of Fiscal 2013, income tax expenses were $46.0 million (first quarter Fiscal 2012: $42.4 million). The effective tax rate was 35.8% (first quarter Fiscal 2012: 36.0%).

Net income

In the first quarter of Fiscal 2013, net income increased by $7.1 million to $82.5 million (first quarter Fiscal 2012: $75.4 million), up 9.4%.

Earnings per share

In the first quarter of Fiscal 2013, diluted earnings per share increased by $0.09 to $0.96 (first quarter Fiscal 2012: $0.87), up 10.3%. The weighted average diluted common shares outstanding were 86.3 million (first quarter Fiscal 2012: 86.9 million). Signet repurchased 1,936,247 shares in the first quarter of Fiscal 2013 (first quarter Fiscal 2012: 0 shares).

Dividends per share

In the first quarter of Fiscal 2013, dividends of $0.12 were approved by the Board of Directors (first quarter Fiscal 2012: $0.00).

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•	Free cash flow(1) of $15.4 million at April 28, 2012;

•	Net cash(1) of $399.0 million at April 28, 2012 compared to net cash(1) of $366.1 million at April 30, 2011 and $486.8 million at January 28, 2012.

(1)	Non-GAAP measures, discussed herein.

Set out in the table below is a summary of Signet’s cash flow activity for the first quarters of Fiscal 2013 and Fiscal 2012.

	13 weeks to
	April 28, 2012	April 30, 2011
	$million	$million
Summary cash flow
Net cash provided by operating activities	34.0	105.3
Net cash used in investing activities	(18.6)	(12.9)
Net cash used in financing activities	(102.6)	(0.2)

(Decrease)/increase in cash and cash equivalents	(87.2)	92.2
Cash and cash equivalents at beginning of period	486.8	302.1
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.2)

Cash and cash equivalents at end of period	399.0	394.1

Operating activities

During the 13 weeks to April 28, 2012, net cash provided by operating activities was $34.0 million (13 weeks to April 30, 2011: $105.3 million), a decrease of $71.3 million, which primarily reflected favorable net income, depreciation and amortization, and declines in the accounts receivable balances compared to year end, offset by increases in payments for inventory, expenses and income taxes in the first quarter of Fiscal 2013. Net income increased by $7.1 million to $82.5 million (13 weeks to April 30, 2011: $75.4 million), with depreciation and amortization increasing by $0.6 to $23.1 million (13 weeks to April 30, 2011: $22.5 million).

In the 13 weeks to April 28, 2012, accounts receivable decreased $63.5 million (13 weeks to April 30, 2011: $32.0 million), reflecting seasonality partially offset by sales growth and a higher rate of in-house customer financing. In the US division, credit participation was 55.8% and the average monthly collection rate was 13.8% in the first quarter (13 weeks to April 30, 2011: 53.8% and 13.9%, respectively). Inventory levels were up by $25.6 million (13 weeks to April 30, 2011: $24.3 million), reflecting a build of inventory due to the promotional calendar shift related to Mother’s Day and the impact of higher diamond and gold costs partially offset by management action to improve inventory turn. Other movements in operating assets and liabilities include a decrease in accrued expenses and other liabilities of $62.0 million (13 weeks to April 30, 2011: a decrease of $47.3 million), driven primarily by seasonality and timing differences associated with payroll taxes, sales tax and rent. In addition, accounts payable decreased by $27.7 million (13 weeks to April 30, 2011: an increase of $17.9 million), driven by timing differences related to inventory purchases and a decrease in income taxes payable of $25.6 million (13 weeks to April 30, 2011: an increase of $4.7 million) due to payment of a higher level of year end accrued taxes driven by performance and non-recurring tax benefits.

Investing activities

In the 13 weeks to April 28, 2012, net cash used in investing activities was $18.6 million (13 weeks to April 30, 2011: $12.9 million), as of result of increased capital investment in the existing businesses. In the US division, capital additions were $15.9 million (13 weeks to April 30, 2011: $10.0 million) and in the UK division were $2.7 million (13 weeks to April 30, 2011: $2.9 million), reflecting planned increases in IT and store investment.

Stores opened and closed in the 13 weeks to April 28, 2012, together with planned changes for the balance of Fiscal 2013 are set out below in the tables below.

US Division

	Kay mall	Kay off-mall	Jared	Regional brands	Total	Annual net space change
January 28, 2012	766	154	183	215	1,318	1%
Opened	3	4	1	—	8
Closed	(1)	(3)	—	(2)	(6)

April 28, 2012	768	155	184	213	1,320
Openings, planned	5	29	7	—	41
Closures, planned	(2)	(3)	—	(14)	(19)

February 2, 2013	771	181	191	199	1,342	3%

UK Division

	H.Samuel		Ernest Jones (1)	Total	Annual net space change
January 28, 2012	337		198	535	0%
Opened	—		—	—
Closed	(3)		(1)	(4)

April 28, 2012	334		197	531
Openings, planned	—		2 (2)	2
Closures, planned	(16	)(2)	(6)	(22)

February 2, 2013	318		193	511	(3)%

(1)	Includes stores selling under the Leslie Davis nameplate.
(2)	Includes one H.Samuel store rebranded to an Ernest Jones store.

Free cash flow

Free cash flow is net cash provided by operating activities less net cash flow used in investing activities; positive free cash flow was $15.4 million in the 13 weeks to April 28, 2012 (13 weeks to April 30, 2011: $92.4 million); see non-GAAP measures discussed herein. The increase in net income adjusted for non-cash items was offset by a lower inflow from changes in operating assets and liabilities.

Financing activities

Dividends

For the fourth quarter of Fiscal 2012, a quarterly cash dividend of $0.10 per share on Signet’s Common Shares was paid out on February 27, 2012. Further, for the first quarter of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was approved on March 21, 2012 for payment on May 29, 2012 to shareholders of record on April 27, 2012. As a result, $10.2 million has been recorded in accrued expenses and other current liabilities reflecting this dividend, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction as of April 28, 2012.

Share repurchase

The Company repurchased $90.7 million of Common Shares in the first quarter of Fiscal 2013. At April 28, 2012, $196.6 million remained available for future repurchases under the $300 million repurchase program authorized by the Board on October 26, 2011.

Proceeds from exercise of share options

During the 13 weeks to April 28, 2012, $5.1 million (13 weeks to April 30, 2011: $4.0 million) was received for the exercise of share options pursuant to Signet’s equity compensation programs. Other than equity based compensation awards granted to employees, Signet has not issued Common Shares as a financing activity for over ten years.

Movement in cash and indebtedness

Net cash at April 28, 2012 was $399.0 million (April 30, 2011: $366.1 million); see non-GAAP measures discussed herein. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

Signet maintains its $400 million Credit Facility which, at April 28, 2012, was undrawn, with no intra-period borrowings. Signet had stand-by letters of credit of $8.2 million as of April 28, 2012. At April 30, 2011, there were no amounts outstanding or significant intra-period fluctuations under the previous credit facility. Signet had stand-by letters of credit of $5.5 million as of April 30, 2011.

OBLIGATIONS AND COMMITMENTS

Signet’s contractual obligations and commitments at April 28, 2012 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 28, 2012, filed with the SEC on March 22, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. Management maintains a process to review the application of Signet’s accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a multinational organization. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no material changes to the policies and estimates as discussed in Signet’s Annual Report on Form 10-K for the year ended January 28, 2012, filed with the SEC on March 22, 2012.

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

As certain of the UK division’s purchases are denominated in US dollars and its net cash flows are in pounds sterling, Signet’s policy is to enter into foreign currency forward exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet also hedges a significant portion of forecasted merchandise purchases using commodity forward contracts. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties.

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

Signet’s market risk profile as of April 28, 2012 has not materially changed since January 28, 2012. The market risk profile as of January 28, 2012 is disclosed in Signet’s Fiscal 2012 Annual Report on Form 10-K, filed with the SEC on March 22, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 28, 2012.

Changes in Internal Control over Financial Reporting

During the first quarter of Fiscal 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 10 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2012 Annual Report on Form 10-K, filed with the SEC on March 22, 2012.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1 †	Amendment to Employment Agreement dated March 9, 2012, between Sterling Jewelers Inc and Michael W. Barnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 23, 2012).

10.2 †	Separation Agreement dated April 25, 2012, between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 26, 2012).

10.3 †*	Form of Signet Jewelers Limited Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement.

10.4 †*	Form of Signet Jewelers Limited Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

May 24, 2012	By:	/S/ RONALD RISTAU
Ronald Ristau
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)