Form 10-Q
period 2012-07-28
SIGNET JEWELERS LTD
filed 2012-08-23
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 28, 2012 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-32349

Signet Jewelers Limited

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock, $0.18 par value, 80,893,691 shares as of August 15, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

($ millions, except per share amounts)

	13 weeks ended		26 weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011	Notes
Sales	853.9	797.6	1,753.9	1,684.9	2
Cost of sales	(542.7)	(502.8)	(1,089.0)	(1,040.4)

Gross margin	311.2	294.8	664.9	644.5
Selling, general and administrative expenses	(240.3)	(224.5)	(504.8)	(488.3)
Other operating income, net	40.0	32.0	80.2	64.8

Operating income	110.9	102.3	240.3	221.0	2
Interest expense, net	(0.7)	(2.5)	(1.6)	(3.4)

Income before income taxes	110.2	99.8	238.7	217.6
Income taxes	(39.5)	(33.5)	(85.5)	(75.9)	4

Net income	70.7	66.3	153.2	141.7

Earnings per share: basic	$0.86	$0.77	$1.82	$1.64	5
diluted	$0.85	$0.76	$1.81	$1.63	5
Weighted average common shares outstanding: basic	82.6	86.3	84.1	86.1	5
diluted	83.0	87.1	84.7	86.9	5
Dividends declared per share	$0.12	$—	$0.24	$—	5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ millions)

	13 weeks ended		26 weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	70.7	66.3	153.2	141.7
Other comprehensive income:
Foreign currency translation adjustments	(7.7)	(4.3)	1.9	7.7
Changes in fair value of derivative instruments, net of tax of $2.5 million and $10.1 million, respectively (July 30, 2011: $4.4 million and $9.7 million, respectively)	(4.6)	7.8	(18.5)	16.2
Pension plan adjustments, net of tax of $0.1 million and $0.2 million, respectively (July 30, 2011: $0.1 million and $0.2 million, respectively)	0.4	0.3	0.8	0.6

Comprehensive income	58.8	70.1	137.4	166.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ millions)

	July 28, 2012	January 28, 2012	July 30, 2011	Notes
Assets
Current assets:
Cash and cash equivalents	237.5	486.8	440.2
Accounts receivable, net	1,032.2	1,088.2	906.8	6
Other receivables	40.4	44.3	29.4
Other current assets	71.6	92.0	91.5	7
Deferred tax assets	1.8	0.9	1.6
Inventories	1,312.8	1,304.1	1,202.8

Total current assets	2,696.3	3,016.3	2,672.3

Non-current assets:
Property and equipment, net of accumulated depreciation of $709.8 million, $681.0 million, and $684.3 million, respectively	392.0	383.4	374.8
Other assets	72.6	71.7	62.5	7
Deferred tax assets	120.3	108.5	107.9
Retirement benefit asset	37.8	31.5	30.0

Total assets	3,319.0	3,611.4	3,247.5	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	—	—	13.1	12
Accounts payable	136.4	182.6	137.5
Accrued expenses and other current liabilities	257.5	308.4	236.5	7
Deferred revenue	145.3	154.1	135.9	7
Deferred tax liabilities	124.7	135.0	105.3
Income taxes payable	57.0	77.9	44.7

Total current liabilities	720.9	858.0	673.0

Non-current liabilities:
Other liabilities	105.2	100.3	95.8	7
Deferred revenue	381.9	374.0	359.5	7

Total liabilities	1,208.0	1,332.3	1,128.3

Commitments and contingencies				10

Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 million shares, 80.9 million shares issued and outstanding (January 28, 2012: 86.9 million shares issued and outstanding; July 30, 2011: 86.9 million shares issued and outstanding)	15.7	15.6	15.5
Additional paid-in capital	231.2	230.9	210.8
Other reserves	235.2	235.2	235.2
Treasury shares at cost: 6.3 million shares (January 28, 2012: 0.3 million shares; July 30, 2011: 0.0 million shares)	(281.1)	(12.7)	—	5
Retained earnings	2,085.0	1,969.3	1,804.0
Accumulated other comprehensive loss	(175.0)	(159.2)	(146.3)

Total shareholders’ equity	2,111.0	2,279.1	2,119.2

Total liabilities and shareholders’ equity	3,319.0	3,611.4	3,247.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ millions)

	13 weeks ended		26 weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Cash flows from operating activities
Net income	70.7	66.3	153.2	141.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	23.6	22.5	46.7	45.0
Pension	(2.8)	(2.9)	(5.4)	(5.6)
Share-based compensation	3.0	4.3	7.1	7.0
Deferred taxation	(9.3)	(1.9)	(12.8)	(2.4)
Facility amendment fees amortization and charges	0.1	1.4	0.2	1.6
Other non-cash movements	(1.4)	(0.4)	(1.4)	(0.5)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(7.4)	(2.7)	56.1	29.3
Decrease/(increase) in other receivables and other assets	3.2	(5.8)	3.1	6.1
Decrease in other current assets	2.9	0.3	7.2	8.4
Decrease/(increase) in inventories	8.4	17.8	(17.2)	(6.5)
(Decrease)/increase in accounts payable	(18.8)	(7.1)	(46.5)	10.8
Increase/(decrease) in accrued expenses and other liabilities	9.0	1.5	(53.0)	(45.8)
Decrease in deferred revenue	(3.6)	(7.5)	(0.9)	(4.0)
Increase/(decrease) in income taxes payable	4.7	1.4	(20.9)	6.1
Effect of exchange rate changes on currency swaps	0.5	(0.4)	1.3	0.9

Net cash provided by operating activities	82.8	86.8	116.8	192.1

Investing activities
Purchase of property and equipment	(36.2)	(25.4)	(54.8)	(38.3)

Net cash used in investing activities	(36.2)	(25.4)	(54.8)	(38.3)

Financing activities
Dividends	(10.3)	—	(19.0)	—
Proceeds from exercise of share options	0.3	0.4	5.4	4.4
Repurchase of common shares	(196.5)	—	(287.2)	—
Net settlement of equity based awards	(2.5)	—	(10.8)	—
Credit facility fees paid	—	(1.4)	—	(1.6)
Repayment of short-term borrowings	—	(14.3)	—	(18.3)

Net cash used in financing activities	(209.0)	(15.3)	(311.6)	(15.5)

Effect of exchange rate changes on cash and cash equivalents	0.9	—	0.3	(0.2)
Cash and cash equivalents at beginning of period	399.0	394.1	486.8	302.1
(Decrease)/increase in cash and cash equivalents	(162.4)	46.1	(249.6)	138.3

Cash and cash equivalents at end of period	237.5	440.2	237.5	440.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

($ millions)

	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2012	15.6	230.9	235.2	(12.7)	1,969.3	(159.2)	2,279.1
Net income	—	—	—	—	153.2	—	153.2
Foreign currency translation	—	—	—	—	—	1.9	1.9
Changes in fair value of derivative instruments, net	—	—	—	—	—	(18.5)	(18.5)
Pension plan, net	—	—	—	—	—	0.8	0.8
Dividend	—	—	—	—	(20.0)	—	(20.0)
Repurchase of common shares	—	—	—	(287.2)	—	—	(287.2)
Net settlement of equity based awards	—	(7.1)	—	13.8	(17.5)	—	(10.8)
Share options exercised	0.1	0.3	—	5.0	—	—	5.4
Share-based compensation expense	—	7.1	—	—	—	—	7.1

Balance at July 28, 2012	15.7	231.2	235.2	(281.1)	2,085.0	(175.0)	2,111.0

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

Fiscal year

The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2013 is the year ending February 2, 2013 and Fiscal 2012 is the year ended January 28, 2012. Within these financial statements, the second quarter and the year to date of the relevant fiscal years 2013 and 2012 refers to the 13 and 26 weeks ended July 28, 2012 and July 30, 2011, respectively.

Seasonality

Signet’s sales are seasonal, with the first and second quarters each normally accounting for slightly more than 20% of annual sales, the third quarter a little under 20% and the fourth quarter for about 40% of sales, with December being by far the most important month of the year. Sales made in November and December are known as the “Holiday Season.” Due to sales leverage, Signet’s operating income is even more seasonal; about 45% to 50% of operating income normally occurs in the fourth quarter, comprised of nearly all of the UK division’s and about 40% to 50% of the US division’s operating income.

New accounting pronouncements adopted during the period

Presentation of comprehensive income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in either the other comprehensive income section of the comprehensive income statement or in the notes as US GAAP currently requires for annual reporting. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. Signet adopted this guidance effective for the first quarter ended April 28, 2012 and the implementation of this accounting pronouncement did not have any impact on Signet’s financial position or results of operations.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair value measurements and disclosures

In May 2011, the FASB issued ASU 2011-04, “Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”).” FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which Signet will be required to disclose quantitative information about the unobservable inputs used in fair value measurements. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. Signet adopted this guidance effective for the first quarter ended April 28, 2012 and the adoption of this amendment did not have did not have any impact on Signet’s financial position or results of operations.

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

	13 weeks ended		26 weeks ended
	July 28, 2012 $million	July 30, 2011 $million	July 28, 2012 $million	July 30, 2011 $million
Sales:
US	701.9	643.0	1,453.4	1,381.0
UK	152.0	154.6	300.5	303.9

Total sales	853.9	797.6	1,753.9	1,684.9

Operating income/(loss):
US	117.3	104.4	255.0	230.6
UK	(0.3)	2.8	(3.3)	2.6
Unallocated(1)	(6.1)	(4.9)	(11.4)	(12.2)

Total operating income	110.9	102.3	240.3	221.0

	July 28, 2012 $million	January 28, 2012 $million	July 30, 2011 $million
Total assets:
US	2,683.8	2,747.5	2,506.8
UK	437.3	427.3	410.6
Unallocated(1)	197.9	436.6	330.1

Total assets	3,319.0	3,611.4	3,247.5

(1)	Unallocated principally relates to central costs and assets, which include corporate and general administrative functions.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Foreign currency translation

The exchange rates used in these financial statements for the translation of UK pound sterling transactions and balances into US dollars are as follows:

	26 weeks ended July 28, 2012	52 weeks ended January 28, 2012	26 weeks ended July 30, 2011
Income statement (average rate)	1.58	1.60	1.62
Balance sheet (period end rate)	1.58	1.57	1.64

The year to date average exchange rate is used to prepare the income statement for the 26 weeks ended July 28, 2012 and is calculated from the weekly average exchange rates weighted by sales of the UK division. The income statement for the 13 weeks ended July 28, 2012 is calculated as the difference between the income statement for the 26 weeks ended July 28, 2012 and the previously reported income statement for the 13 weeks ended April 28, 2012. Therefore, the second quarter’s income statement includes the impact of the change in the year-to-date exchange rates between these quarter ends.

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

There has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 26 weeks ended July 28, 2012.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 28, 2012, Signet had accrued interest of $0.4 million and there has been no material change in the amount of accrued interest as of July 28, 2012.

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of January 28, 2012, due to settlement of the uncertain tax positions with the tax authorities.

5. Shareholders’ equity and earnings per share

Share repurchase

On October 26, 2011, the Board of Directors announced that it had authorized a program to repurchase up to $300 million of Signet’s common shares (the “Repurchase Program”). The Repurchase Program will be funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares may be used by Signet for general corporate purposes. Repurchases may be made from time to time in the open market, through block trades or otherwise. The timing, manner, price and amount of any repurchases will be determined by Signet in its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The Repurchase Program may be suspended or discontinued at any time, or from time to time, without notice. The Repurchase Program became effective on January 16, 2012, and lasts 24 months. On July 17, 2012, Signet announced that its Board of Directors had authorized a $50 million increase in the existing Repurchase Program, bringing the total authorization to $350 million, of which $50.1 million remained available as of July 28, 2012 and set to expire in January 2014.

The Company repurchased 6,425,296 shares at an average price of $44.70 in the 26 weeks ended July 28, 2012 under the Repurchase Program, which are being held as treasury shares. The Company did not repurchase any shares held as treasury in the 26 weeks ended July 30, 2011.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings per share

	13 weeks ended		26 weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income ($million)	70.7	66.3	153.2	141.7

Basic weighted average number of shares in issue (million)	82.6	86.3	84.1	86.1
Dilutive effect of share options (million)	0.4	0.8	0.6	0.8

Diluted weighted average number of shares in issue (million)	83.0	87.1	84.7	86.9

Earnings per share – basic	$0.86	$0.77	$1.82	$1.64
Earnings per share – diluted	$0.85	$0.76	$1.81	$1.63

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in the 13 and 26 week periods ended July 28, 2012 by 4,579,232 and 3,108,956 shares, respectively (13 and 26 week periods ended July 30, 2011: 585,636 and 558,911 shares, respectively). The calculation of fully diluted earnings per share for the 13 and 26 week periods ended July 28, 2012 excludes options to purchase 287,487 and 223,811 shares, respectively (13 and 26 week periods ended July 30, 2011: 144,183 and 311,742 shares, respectively) on the basis that their effect on earnings per share was anti-dilutive.

Dividends

For the first quarter of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was paid on May 29, 2012. Further, for the second quarter of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was approved on June 19, 2012 for payment on August 28, 2012 to shareholders of record on July 27, 2012. As a result, $9.7 million has been recorded in accrued expenses and other current liabilities reflecting this dividend, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction as of July 28, 2012.

6. Accounts receivable, net

Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment. The allowance is an estimate of the losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis, as well as an allowance for those amounts 90 days aged and under based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

	July 28, 2012 $million	January 28, 2012 $million	July 30, 2011 $million
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	1,024.2	1,077.4	901.2
Other accounts receivable	8.0	10.8	5.6

Total accounts receivable, net	1,032.2	1,088.2	906.8

Signet grants credit to customers based on a variety of credit quality indicators, including customer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

Other accounts receivable is comprised of gross accounts receivable relating to the insurance loss replacement business in the UK division of $8.7 million (January 28, 2012 and July 30, 2011: $11.3 million and $6.2 million, respectively) with a corresponding valuation allowance of $0.7 million (January 28, 2012 and July 30, 2011: $0.5 million and $0.6 million, respectively).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Allowance for Credit Losses on US Customer In-House Finance Receivables:

	26 weeks ended July 28, 2012 $million	52 weeks ended January 28, 2012 $million	26 weeks ended July 30, 2011 $million
Beginning balance	(78.1)	(67.8)	(67.8)
Charge-offs	49.5	92.8	40.3
Recoveries	11.1	19.3	9.9
Provision	(61.1)	(122.4)	(50.2)

Ending balance	(78.6)	(78.1)	(67.8)
Ending receivable balance evaluated for impairment	1,102.8	1,155.5	969.0

US customer in-house finance receivables, net	1,024.2	1,077.4	901.2

Credit Quality Indicator and Age Analysis of Past Due US Customer In-House Finance Receivables:

	July 28, 2012		January 28, 2012		July 30, 2011
	Gross $million	Valuation allowance $million	Gross $million	Valuation allowance $million	Gross $million	Valuation allowance $million
Performing:
Current, aged 0-30 days	874.8	(27.0)	932.6	(28.9)	774.3	(23.2)
Past due, aged 31-90 days	183.1	(6.7)	180.2	(6.5)	154.7	(4.6)
Non Performing:
Past due, aged more than 90 days	44.9	(44.9)	42.7	(42.7)	40.0	(40.0)

	1,102.8	(78.6)	1,155.5	(78.1)	969.0	(67.8)

7. Deferred revenue and warranty reserve

Deferred revenue

Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions as follows:

	July 28, 2012 $million	January 28, 2012 $million	July 30, 2011 $million
ESP deferred revenue	523.7	511.7	490.5
Voucher promotions	3.5	16.4	4.9

Total deferred revenue	527.2	528.1	495.4

Disclosed as:
Current liabilities	145.3	154.1	135.9
Non-current liabilities	381.9	374.0	359.5

Total deferred revenue	527.2	528.1	495.4

In addition, other current assets include deferred direct costs in relation to the sale of ESP of $21.2 million as of July 28, 2012 (January 28, 2012 and July 30, 2011: $20.2 million and $19.3 million, respectively). Other assets include the long-term portion of these deferred direct costs of $53.7 million as of July 28, 2012 (January 28, 2012 and July 30, 2011: $52.8 million and $50.4 million, respectively).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	13 weeks ended		26 weeks ended
	July 28, 2012 $million	July 30, 2011 $million	July 28, 2012 $million	July 30, 2011 $million
ESP deferred revenue, beginning of period	520.7	491.0	511.7	481.1
Plans sold	44.4	38.4	94.2	86.6
Revenues recognized	(41.4)	(38.9)	(82.2)	(77.2)

ESP deferred revenue, end of period	523.7	490.5	523.7	490.5

Warranty reserve

The warranty reserve for diamond and gemstone guarantees provided by the US division, included in accrued expenses and other current liabilities, is as follows:

	13 weeks ended		26 weeks ended
	July 28, 2012 $million	July 30, 2011 $million	July 28, 2012 $million	July 30, 2011 $million
Warranty reserve, beginning of period	15.1	13.1	15.1	13.0
Warranty expense	4.6	0.8	6.1	2.4
Utilized	(2.1)	(1.2)	(3.6)	(2.7)

Warranty reserve, end of period	17.6	12.7	17.6	12.7

	July 28, 2012 $million	January 28, 2012 $million	July 30, 2011 $million
Disclosed as:
Current liabilities	6.7	5.9	5.0
Non-current liabilities	10.9	9.2	7.7

Total warranty reserve	17.6	15.1	12.7

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The main external source of funding is a $400 million senior unsecured multi-currency five year revolving credit facility, under which there were no borrowings as of July 28, 2012, January 28, 2012, or July 30, 2011.

Interest rate risk

Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding as of July 28, 2012, January 28, 2012 or July 30, 2011.

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

Derivatives

Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of July 28, 2012 was $52.3 million (January 28, 2012 and July 30, 2011: $48.9 million and $51.0 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 17 months (January 28, 2012 and July 30, 2011: 13 months and 20 months, respectively).

Signet enters into forward purchase contracts and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of July 28, 2012 was $197.5 million (January 28, 2012 and July 30, 2011: $211.2 million and $195.5 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 16 months (January 28, 2012 and July 30, 2011: 12 months and 18 months, respectively).

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

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of July 28, 2012, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Derivative assets
		Fair value
	Balance sheet location	July 28, 2012 $million	January 28, 2012 $million	July 30, 2011 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	1.0	1.1	—
Foreign currency contracts	Other assets	0.2	0.1	—
Commodity contracts	Other current assets	3.1	16.1	20.8
Commodity contracts	Other assets	0.1	—	1.9

Total derivative assets		4.4	17.3	22.7

	Derivative liabilities
		Fair value
	Balance sheet location	July 28, 2012 $million	January 28, 2012 $million	July 30, 2011 $million
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.2)	(0.2)	(1.4)
Foreign currency contracts	Other liabilities	—	—	(0.1)
Commodity contracts	Other current liabilities	(6.3)	(1.0)	—
Commodity contracts	Other liabilities	—	—	—

		(6.5)	(1.2)	(1.5)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(1.3)	—	(0.3)

		(1.3)	—	(0.3)

Total derivative liabilities		(7.8)	(1.2)	(1.8)

The following tables summarize the effect of derivative instruments on the condensed consolidated income statements:

	Amount of gain/(loss) recognized in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended			13 weeks ended
	July 28, 2012 $million	July 30, 2011 $million		July 28, 2012 $million	July 30, 2011 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	0.9	1.1	Cost of sales	0.1	—
Commodity contracts	(2.1)	14.3	Cost of sales	5.8	3.4

Total	(1.2)	15.4		5.9	3.4

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Amount of gain/(loss) recognized in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	26 weeks ended			26 weeks ended
	July 28, 2012 $million	July 30, 2011 $million		July 28, 2012 $million	July 30, 2011 $million
Derivatives in cash flow hedging relationships:
Foreign currency contracts	0.1	(0.7)	Cost of sales	0.2	(0.1)
Commodity contracts	(14.2)	33.1	Cost of sales	14.3	6.4

Total	(14.1)	32.4		14.5	6.3

The ineffective portion of hedging instruments taken into other operating income, net in the 13 and 26 weeks ended July 28, 2012 was $0.0 million (13 and 26 weeks ended July 30, 2011: $0.4 million gain).

	Amount of gain/(loss) recognized in income on derivatives		Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
	13 weeks ended			26 weeks ended
	July 28, 2012 $million	July 30, 2011 $million		July 28, 2012 $million	July 30, 2011 $million
Derivatives not designated as hedging instruments:
Foreign currency contracts	1.1	0.3	Other operating income, net	1.1	0.7

Total	1.1	0.3		1.1	0.7

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

Level 1—quoted market prices in active markets for identical assets and liabilities

Level 2—observable market based inputs or unobservable inputs that are corroborated by market data

Level 3—unobservable inputs that are not corroborated by market data

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	July 28, 2012 $million		January 28, 2012 $million		July 30, 2011 $million
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Assets:
Forward foreign currency contracts and swaps	1.2	1.2	1.2	1.2	0.1	0.1
Forward commodity contracts	3.2	3.2	16.1	16.1	22.7	22.7
Liabilities:
Forward foreign currency contracts and swaps	(1.5)	(1.5)	(0.2)	(0.2)	(1.8)	(1.8)
Forward commodity contracts	(6.3)	(6.3)	(1.0)	(1.0)	—	—

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

9. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”). The components of net periodic pension cost were as follows:

	13 weeks ended		26 weeks ended
	July 28, 2012 $million	July 30, 2011 $million	July 28, 2012 $million	July 30, 2011 $million
Components of net periodic pension cost:
Service cost	0.9	1.1	1.8	2.5
Interest cost	2.3	2.7	4.7	5.4
Expected return on UK Plan assets	(2.8)	(3.5)	(5.7)	(7.0)
Amortization of unrecognized prior service credit	(0.4)	(0.3)	(0.8)	(0.5)
Amortization of unrecognized actuarial loss	0.8	0.7	1.6	1.3

Net periodic pension cost	0.8	0.7	1.6	1.7

In the 26 weeks ended July 28, 2012, Signet contributed $7.0 million to the UK Plan and expects to contribute a minimum aggregate of $13.7 million at current exchange rates to the UK Plan in Fiscal 2013. These contributions are in accordance with a deficit recovery plan that was in response to the funding deficit indicated by the April 5, 2009 actuarial valuation.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

11. Share-based compensation expense

Signet recorded share-based compensation expense of $3.0 million and $7.1 million for the 13 and 26 weeks ended July 28, 2012, respectively, related to the Omnibus Plans and Saving Share Plans ($4.3 million and $7.0 million for the 13 and 26 weeks ended July 30, 2011, respectively).

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

At July 28, 2012, January 28, 2012, and July 30, 2011, there were no amounts outstanding under the Credit Facility, with no intra-period borrowings. Signet had stand-by letters of credit of $8.2 million, $8.2 million and $5.5 million as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively.

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

OVERVIEW

Signet is the largest specialty retail jeweler in the US and UK. Signet manages its business as two geographical segments, the US and the UK divisions.

In the US, Signet operated 1,323 stores in 50 states at July 28, 2012. Its store brands are located nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores are operated nationwide as Jared The Galleria Of Jewelry (“Jared”).

In the UK, Signet’s store brands are “H.Samuel,” “Ernest Jones,” and “Leslie Davis,” which are situated in prime “High Street” locations (main shopping thoroughfares with high pedestrian traffic) or major shopping malls. The UK division operated 522 stores at July 28, 2012, including 14 stores in the Republic of Ireland and 3 in the Channel Islands.

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

	13 weeks ended		Change	Impact of exchange rate movement $million	13 weeks ended July 30, 2011 at constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non- GAAP)
	July 28, 2012 $million	July 30, 2011 $million
Sales:
US	701.9	643.0	9.2%	—	643.0	9.2%
UK	152.0	154.6	(1.7)%	(4.7)	149.9	1.4%

	853.9	797.6	7.1%	(4.7)	792.9	7.7%
Cost of sales	(542.7)	(502.8)	(7.9)%	3.4	(499.4)	(8.7)%

Gross margin	311.2	294.8	5.6%	(1.3)	293.5	6.0%
Selling, general and administrative expenses	(240.3)	(224.5)	(7.0)%	1.5	(223.0)	(7.8)%
Other operating income, net	40.0	32.0	25.0%	—	32.0	25.0%

Operating income/(loss):
US	117.3	104.4	12.4%	—	104.4	12.4%
UK	(0.3)	2.8	nm	—	2.8	nm
Unallocated	(6.1)	(4.9)	(24.5)%	0.2	(4.7)	(29.8)%

	110.9	102.3	8.4%	0.2	102.5	8.2%
Interest expense, net	(0.7)	(2.5)	72.0%	—	(2.5)	72.0%

Income before income taxes	110.2	99.8	10.4%	0.2	100.0	10.2%
Income taxes	(39.5)	(33.5)	(17.9)%	(0.1)	(33.6)	(17.6)%

Net income	70.7	66.3	6.6%	0.1	66.4	6.5%

Earnings per share – basic	$0.86	$0.77	11.7%	$—	$0.77	11.7%
Earnings per share – diluted	$0.85	$0.76	11.8%	$—	$0.76	11.8%

nm – not meaningful

	26 weeks ended		Change	Impact of exchange rate movement $million	26 weeks ended July 30, 2011 at constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non- GAAP)
	July 28, 2012 $million	July 30, 2011 $million
Sales:
US	1,453.4	1,381.0	5.2%	—	1,381.0	5.2%
UK	300.5	303.9	(1.1)%	(7.5)	296.4	1.4%

	1,753.9	1,684.9	4.1%	(7.5)	1,677.4	4.6%
Cost of sales	(1,089.0)	(1,040.4)	(4.7)%	5.4	(1,035.0)	(5.2)%

Gross margin	664.9	644.5	3.2%	(2.1)	642.4	3.5%
Selling, general and administrative expenses	(504.8)	(488.3)	(3.4)%	2.4	(485.9)	(3.9)%
Other operating income, net	80.2	64.8	23.8%	—	64.8	23.8%

Operating income/(loss):
US	255.0	230.6	10.6%	—	230.6	10.6%
UK	(3.3)	2.6	nm	—	2.6	nm
Unallocated	(11.4)	(12.2)	6.6%	0.3	(11.9)	4.2%

	240.3	221.0	8.7%	0.3	221.3	8.6%
Interest expense, net	(1.6)	(3.4)	52.9%	—	(3.4)	52.9%

Income before income taxes	238.7	217.6	9.7%	0.3	217.9	9.5%
Income taxes	(85.5)	(75.9)	(12.6)%	(0.1)	(76.0)	(12.5)%

Net income	153.2	141.7	8.1%	0.2	141.9	8.0%

Earnings per share – basic	$1.82	$1.64	11.0%	$—	$1.64	11.0%
Earnings per share – diluted	$1.81	$1.63	11.0%	$—	$1.63	11.0%

nm – not meaningful

Net cash

Net cash is a non-GAAP measure defined as the total of cash and cash equivalents less loans and overdrafts, and is helpful in providing a measure of the total indebtedness of the business.

	July 28, 2012 $million	January 28, 2012 $million	July 30, 2011 $million
Cash and cash equivalents	237.5	486.8	440.2
Loans and overdrafts	—	—	(13.1)

Net cash	237.5	486.8	427.1

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

	13 weeks ended		26 weeks ended
	July 28, 2012 $million	July 30, 2011 $million	July 28, 2012 $million	July 30, 2011 $million
Net cash provided by operating activities	82.8	86.8	116.8	192.1
Net cash used in investing activities	(36.2)	(25.4)	(54.8)	(38.3)

Free cash flow	46.6	61.4	62.0	153.8

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2012(1) Annual Report on Form 10-K.

Second Quarter Highlights (“second quarter” is the 13 weeks ended July 28, 2012)

•	Same store sales: up 7.1%

•	Operating income: $110.9 million, up $8.6 million, an increase of 8.4%

•	Diluted earnings per share: up by 11.8% to $0.85

Year to Date Highlights

•	Same store sales: up 4.0%

•	Operating income: $240.3 million, up $19.3 million, an increase of 8.7%

•	Diluted earnings per share: up by 11.0% to $1.81

(1)	Fiscal 2013 is the year ending February 2, 2013 and Fiscal 2012 is the year ended January 28, 2012.

Certain operating data as a percentage of sales were as follows:

Operating Data

	Second Quarter		Year To Date
	Fiscal 2013%	Fiscal 2012%	Fiscal 2013%	Fiscal 2012%
Sales	100.0	100.0	100.0	100.0
Cost of sales	(63.6)	(63.0)	(62.1)	(61.7)

Gross margin	36.4	37.0	37.9	38.3
Selling, general and administrative expenses	(28.1)	(28.2)	(28.8)	(29.0)
Other operating income, net	4.7	4.0	4.6	3.8

Operating income	13.0	12.8	13.7	13.1
Interest expense, net	(0.1)	(0.3)	(0.1)	(0.2)

Income before income taxes	12.9	12.5	13.6	12.9
Income taxes	(4.6)	(4.2)	(4.9)	(4.5)

Net income	8.3	8.3	8.7	8.4

Second quarter sales

In the second quarter of Fiscal 2013, Signet’s same store sales were up 7.1%, compared to an increase of 9.9% in the 13 weeks ended July 30, 2011 (“second quarter of Fiscal 2012”). Total sales were $853.9 million as compared to $797.6 million in the second quarter of Fiscal 2012, up $56.3 million or 7.1%, compared to an increase of 10.8% in the second quarter of Fiscal 2012. eCommerce sales were $24.2 million as compared to $17.3 million in the second quarter of Fiscal 2012, up $6.9 million or 39.9%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Second quarter of Fiscal 2013	Same store sales	Store space impact, net	Total sales at constant exchange rates(1)	Exchange translation impact(1)	Total sales as reported	Total sales (millions)
US division	8.2%	1.0%	9.2%	—	9.2%	$701.9
UK division	2.1%	(0.7)%	1.4%	(3.1)%	(1.7)%	$152.0

Signet	7.1%	0.6%	7.7%	(0.6)%	7.1%	$853.9

(1)	Non-GAAP measure, discussed herein.

US sales

In the second quarter of Fiscal 2013, the US division’s sales were $701.9 million as compared to $643.0 million in the second quarter of Fiscal 2012, up $58.9 million or 9.2%. Same store sales increased 8.2% compared to an increase of 12.2% in the second quarter of Fiscal 2012, with the Fiscal 2013 second quarter sales driven by strong results for Mother’s Day, which included a promotional timing change and continued favorable customer response to our merchandise offerings, including branded differentiated and exclusive merchandise and bridal. See the table below for further analysis of sales.

	Change from previous year
Second quarter of Fiscal 2013	Same store sales	Store space impact, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (millions)
Kay	12.5%	1.4%	13.9%	—	13.9%	$418.6
Jared	2.4%	1.6%	4.0%	—	4.0%	$222.4
Regional brands	3.1%	(4.4)%	(1.3)%	—	(1.3)%	$60.9

US division	8.2%	1.0%	9.2%	—	9.2%	$701.9

UK sales

In the second quarter of Fiscal 2013, the UK division’s sales were $152.0 million as compared to $154.6 million in the second quarter of Fiscal 2012, down $2.6 million or 1.7%. Same store sales increased 2.1% compared to an increase of 1.4% in the second quarter of Fiscal 2012. Branded jewelry, watches and the bridal category, were key drivers of the sales increase. See the table below for further analysis of sales.

	Change from previous year
Second quarter of Fiscal 2013	Same store sales	Store space impact, net	Total sales at constant exchange rates(1)	Exchange translation impact(1)	Total sales as reported	Total sales (millions)
H.Samuel	0.1%	(0.4)%	(0.3)%	(3.0)%	(3.3)%	$78.7
Ernest Jones(2)	4.4%	(1.2)%	3.2%	(3.1)%	0.1%	$73.3

UK division	2.1%	(0.7)%	1.4%	(3.1)%	(1.7)%	$152.0

(1)	Non-GAAP measure, discussed herein.
(2)	Includes stores selling under the Leslie Davis nameplate.

Year to date sales

In the year to date, Signet’s same store sales increased 4.0%, compared to an increase of 10.1% in the comparable period last year. In the year to date, total sales were $1,753.9 million as compared to $1,684.9 million in the 26 weeks ended July 30, 2011, up $69.0 million or 4.1%. eCommerce sales were $46.3 million as compared to $34.6 million in the 26 weeks ended July 30, 2011, up $11.7 million or 33.8%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Year to Date Fiscal 2013	Same store sales	Store space impact, net	Total sales at constant exchange rate(1) (2)	Exchange translation impact(1)	Total sales as reported	Total sales (millions)
US division	4.4%	0.8%	5.2%	—	5.2%	$1,453.4
UK division	1.7%	(0.3)%	1.4%	(2.5)%	(1.1)%	$300.5

Signet	4.0%	0.6%	4.6%	(0.5)%	4.1%	$1,753.9

(1)	Non-GAAP measure, discussed herein.
(2)	The average US dollar to pound sterling exchange rate for the 26 weeks ended July 28, 2012 was $1.58 as compared to $1.62 for the 26 weeks ended July 30, 2011.

US sales

In year to date, the US division’s sales were $1,453.4 million as compared to $1,381.0 million in the 26 weeks ended July 30, 2011, up $72.4 million or 5.2%. Same store sales increased 4.4% compared to an increase of 12.4% in the prior year period. Branded differentiated and exclusive merchandise and bridal continue to be key drivers of US sales. See the table below for further analysis of sales.

	Change from previous year
Year to Date Fiscal 2013	Same store sales	Store space impact, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (millions)
Kay	7.3%	1.2%	8.5%	—	8.5%	$871.2
Jared	1.3%	1.5%	2.8%	—	2.8%	$454.0
Regional brands	(1.9)%	(4.2)%	(6.1)%	—	(6.1)%	$128.2

US division	4.4%	0.8%	5.2%	—	5.2%	$1,453.4

UK sales

In the year to date, the UK division’s sales were $300.5 million as compared to $303.9 million in the 26 weeks ended July 30, 2011, down $3.4 million or 1.1%. Same store sales increased 1.7% compared to an increase of 0.8% in the prior year period. Branded jewelry, watches and the bridal category, were key drivers of the sales increase. See the table below for further analysis of sales.

	Change from previous year
Year to Date Fiscal 2013	Same store sales	Store space impact, net	Total sales at constant exchange rate(1)(2)	Exchange translation impact(1)	Total sales as reported	Total sales (millions)
H.Samuel	0.9%	0.3%	1.2%	(2.5)%	(1.3)%	$158.8
Ernest Jones(3)	2.6%	(1.0)%	1.6%	(2.5)%	(0.9)%	$141.7

UK division	1.7%	(0.3)%	1.4%	(2.5)%	(1.1)%	$300.5

(1)	Non-GAAP measure, discussed herein.
(2)	The average US dollar to pound sterling exchange rate for the 26 weeks ended July 28, 2012 was $1.58 as compared to $1.62 for the 26 weeks ended July 30, 2011.
(3)	Includes stores selling under the Leslie Davis nameplate.

Cost of sales and gross margin

In the second quarter of Fiscal 2013, the gross margin was $311.2 million or 36.4% of sales as compared to $294.8 million or 37.0% of sales in the second quarter of Fiscal 2012. Gross margin dollars in the US increased $21.3 million compared to the second quarter of Fiscal 2012, as the impact of increased sales was partially offset by a decrease in gross merchandise margin of 20 basis points primarily due to changes in the sales mix. The US net bad debt to US sales ratio was relatively consistent at 4.5% as compared to 4.4% in the second quarter of Fiscal 2012. In the UK, gross margin dollars decreased $4.9 million as compared to the second quarter of Fiscal 2012, primarily as a result of a decrease in gross merchandise margin of 210 basis points caused by customers’ preference for promotional merchandise and merchandise mix, which were partially offset by lower store occupancy expenses.

For the year to date, the gross margin was $664.9 million or 37.9% of sales as compared to $644.5 million or 38.3% of sales in the 26 weeks ended July 30, 2011. Gross margin in the US increased $27.1 million compared to the 26 weeks ended July 30, 2011, primarily as a result of increased sales and an increased gross merchandise margin movement of 10 basis points primarily due to changes in the sales mix. Store occupancy expenses were relatively unchanged, benefiting the gross margin rate. The US net bad debt to US sales ratio was 3.1% excluding the impact of a change in credit cycle processing in the first quarter as compared to 2.9% in the 26 weeks ended July 30, 2011, and 3.4% including the impact. In the UK, gross margin dollars decreased $6.7 million as compared to the 26 weeks ended July 30, 2011, primarily as a result of a decrease in gross merchandise margin of 190 basis points caused by customers’ preference for promotional merchandise and merchandise mix, which were partially offset by lower store occupancy expenses.

Selling, general and administrative expenses

In the second quarter of Fiscal 2013, selling, general and administrative expenses were $240.3 million or 28.1% of sales as compared to $224.5 million or 28.2% of sales in the second quarter Fiscal 2012. The decrease of 10 basis points primarily reflected control of store expenses partially offset by increased advertising expenses.

For the year to date, selling, general and administrative expenses were $504.8 million or 28.8% of sales as compared to $488.3 million or 29.0% of sales in the 26 weeks ended July 30, 2011. The decrease of 20 basis points primarily reflected control of store expenses partially offset by increased advertising expenses.

Other operating income, net

In the second quarter of Fiscal 2013, other operating income, net was $40.0 million or 4.7% of sales as compared to $32.0 million or 4.0% of sales in the second quarter of Fiscal 2012. This increase primarily reflected interest income earned from higher outstanding receivable balances and a change in the mix of finance programs selected by customers. Year to date, other operating income, net was $80.2 million or 4.6% of sales as compared to $64.8 million or 3.8% of sales in the 26 weeks ended July 30, 2011.

Operating income

In the second quarter of Fiscal 2013, operating income increased to $110.9 million or 13.0% of sales as compared to $102.3 million or 12.8% of sales in the second quarter of Fiscal 2012. The US division’s operating income was $117.3 million or 16.7% of sales as compared to $104.4 million or 16.2% of sales in the second quarter of Fiscal 2012. The operating loss for the UK division was $0.3 million or (0.2)% of sales as compared to operating income of $2.8 million or 1.8% of sales in the second quarter of Fiscal 2012.

For the year to date, operating income increased to $240.3 million or 13.7% of sales as compared to $221.0 million or 13.1% of sales in the 26 weeks ended July 30, 2011. The US division’s operating income was $255.0 million or 17.5% of sales as compared to $230.6 million or 16.7% of sales in the 26 weeks ended July 30, 2011. The operating loss for the UK division was $3.3 million and (1.1)% of sales as compared to operating income of $2.6 million or 0.9% of sales in the 26 weeks ended July 30, 2011.

Interest expense, net

In the second quarter of Fiscal 2013, net interest expense was $0.7 million as compared to $2.5 million in the second quarter of Fiscal 2012, in which the prior year included a $1.3 million write off of unamortized deferred financing fees related to the termination of the prior revolving credit facility. Year to date, net interest expense was $1.6 million as compared to $3.4 million in the 26 weeks ended July 30, 2011.

Income before income taxes

In the second quarter of Fiscal 2013, income before income taxes was $110.2 million or 12.9% of sales as compared to $99.8 million or 12.5% in the second quarter of Fiscal 2012. Year to date, income before income taxes was $238.7 million or 13.6% as compared to $217.6 million or 12.9% of sales in the 26 weeks ended July 30, 2011.

Income taxes

In the second quarter of Fiscal 2013, income tax expenses were $39.5 million as compared to $33.5 million in the second quarter of Fiscal 2012. The effective tax rate was 35.8% as compared to 33.6% in the second quarter of Fiscal 2012, which included the recognition of $1.9 million of previously unrecognized tax benefits. Year to date, income tax expenses were $85.5 million as compared to $75.9 million in the 26 weeks ended July 30, 2011. The effective tax rate was 35.8% as compared to 34.9% in the 26 weeks ended July 30, 2011.

Net income

In the second quarter of Fiscal 2013, net income was $70.7 million or 8.3% of sales as compared to $66.3 million or 8.3% of sales in the second quarter of Fiscal 2012. Year to date, net income was $153.2 million or 8.7% of sales as compared to $141.7 million or 8.4% of sales in the 26 weeks ended July 30, 2011.

Earnings per share

In the second quarter of Fiscal 2013, diluted earnings per share increased $0.09 to $0.85 as compared to $0.76 in the second quarter of Fiscal 2012, up 11.8%. The weighted average diluted number of common shares outstanding was 83.0 million as compared to 87.1 million in the second quarter of Fiscal 2012. Signet repurchased 4,469,149 shares in the second quarter of Fiscal 2013 as compared to 0 shares in the second quarter of Fiscal 2012. Year to date, diluted earnings per share increased $0.18 to $1.81 as compared to $1.63 in the 26 weeks ended July 30, 2011, up 11.0%. The weighted average diluted common shares outstanding were 84.7 million as compared to 86.9 million in the 26 weeks ended July 30, 2011. Signet repurchased 6,425,296 shares through the 26 weeks ended July 28, 2012 as compared to 0 shares in the 26 weeks ended July 30, 2011.

Dividends per share

In the second quarter of Fiscal 2013, dividends of $0.12 were approved by the Board of Directors as compared to $0.00 in the second quarter of Fiscal 2012.

For the year to date, dividends of $0.24 have been approved by the Board of Directors as compared to $0.00 in the 26 weeks ended July 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•	Free cash flow(1) of $62.0 million at July 28, 2012;

•	Net cash(1) of $237.5 million at July 28, 2012 compared to net cash(1) of $427.1 million at July 30, 2011 and $486.8 million at January 28, 2012.

(1)	Non-GAAP measures, discussed herein.

Set out in the table below is a summary of Signet’s cash flow activity for the year to date for Fiscal 2013 and Fiscal 2012.

	26 weeks ended
	July 28, 2012	July 30, 2011
	$million	$million
Summary cash flow
Net cash provided by operating activities	116.8	192.1
Net cash used in investing activities	(54.8)	(38.3)
Net cash used in financing activities	(311.6)	(15.5)

(Decrease)/increase in cash and cash equivalents	(249.6)	138.3
Cash and cash equivalents at beginning of period	486.8	302.1
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.2)

Cash and cash equivalents at end of period	237.5	440.2

Operating activities

During the 26 weeks ended July 28, 2012, net cash provided by operating activities was $116.8 million as compared to $192.1 million in the 26 weeks ended July 30, 2011, a decrease of $75.3 million. The main reasons for the decrease were a build in inventory levels primarily due to higher commodity costs, payments made for inventory purchases at year-end and higher tax expense due to increased US division profits. These were partially offset by increased net income and collections on accounts receivable.

•

In the 26 weeks ended July 28, 2012, accounts receivable decreased $56.1 million as compared to a decrease of $29.3 million in the 26 weeks ended July 30, 2011, reflecting seasonal collection patterns and a higher accounts receivable balance. In the US division, credit participation was 57.5% and the average monthly collection rate was 12.9% as of the 26 weeks ended July 28, 2012 as compared to 55.6% and 13.2%, respectively, in the 26 weeks ended July 30, 2011.

•

Inventory levels increased $17.2 million as compared to an increase of $6.5 million in the 26 weeks ended July 30, 2011, primarily reflecting the impact of higher diamond and gold costs and inventory purchases partially offset by management actions to improve inventory turn.

•

Other movements in operating assets and liabilities include a decrease in accrued expenses and other liabilities of $53.0 million as compared to a decrease of $45.8 million in the 26 weeks ended July 30, 2011, driven primarily by timing differences associated with payroll taxes, sales tax and rent.

•

Accounts payable decreased by $46.5 million as compared to an increase of $10.8 million in the 26 weeks ended July 30, 2011, driven by payments for inventory purchases at year-end and a decrease in income taxes payable of $20.9 million as compared to an increase of $6.1 million in the 26 weeks ended July 30, 2011, due to payment of a higher level of year-end tax expense driven primarily by operating performance.

Investing activities

In the 26 weeks ended July 28, 2012, net cash used in investing activities was $54.8 million as compared to $38.3 million in the 26 weeks ended July 30, 2011, as of result of increased capital investment in the existing businesses. In the US division, capital additions were $45.2 million as compared to $31.1 million in the 26 weeks ended July 30, 2011 and in the UK division were $9.6 million as compared to $7.2 million in the 26 weeks ended July 30, 2011, reflecting planned increases in IT and store investment.

Stores opened and closed in the 26 weeks ended July 28, 2012, together with planned changes for the balance of Fiscal 2013 are set out in the tables below.

US Division

	Kay mall	Kay off-mall	Jared	Regional brands	Total	Annual net space change
January 28, 2012	766	154	183	215	1,318	1%
Opened	4	10	1	—	15
Closed	(2)	(3)	—	(5)	(10)

July 28, 2012	768	161	184	210	1,323
Openings, planned	4	25	7	—	36
Closures, planned	(4)	(1)	—	(13)	(18)

February 2, 2013	768	185	191	197	1,341	3%

UK Division

	H.Samuel		Ernest Jones (1)	Total	Annual net space change
January 28, 2012	337		198	535	0%
Opened	—		1 (2)	1
Closed	(9	)(2)	(5)	(14)

July 28, 2012	328		194	522
Openings, planned	—		2	2
Closures, planned	(10)		(3)	(13)

February 2, 2013	318		193	511	(3)%

(1)	Includes stores selling under the Leslie Davis nameplate.
(2)	Includes one H.Samuel store rebranded to an Ernest Jones store.

Free cash flow

Free cash flow is net cash provided by operating activities less net cash flow used in investing activities; positive free cash flow was $62.0 million in the 26 weeks ended July 28, 2012 as compared to $153.8 million in the 26 weeks ended July 30, 2011; see non-GAAP measures discussed herein. The increase in net income adjusted for non-cash items was offset by a lower inflow from changes in operating assets and liabilities and an increase in investing activities.

Financing activities

Dividends

On February 27, 2012, the $0.10 per share cash dividend for the fourth quarter of Fiscal 2012 was paid out in the aggregate amount of $8.7 million. The Fiscal 2013 first quarter cash dividend of $0.12 per share was paid out on May 29, 2012 in the amount of $10.3 million. Further, in the second quarter of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was approved on June 19, 2012 for payment on August 28, 2012 to shareholders of record on July 27, 212. As a result, $9.7 million has been recorded in accrued expenses and other current liabilities reflecting this dividend, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction as of July 28, 2012.

Share repurchase

The Company’s share repurchase activity was as follows:

	Second Quarter		Year To Date
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Cost of repurchases (in millions)	$196.5	—	$287.2	—
Shares repurchased (in thousands)	4,469.1	—	6,425.3	—
Average cost per share	$43.97	—	$44.70	—

At July 28, 2012, $50.1 million remained available for future repurchases under the Board authorized $350 million repurchase program, which is set to expire in January 2014.

Proceeds from exercise of share options

During the 26 weeks ended July 28, 2012, $5.4 million (26 weeks ended July 30, 2011: $4.4 million) was received for the exercise of share options pursuant to Signet’s equity compensation programs. Other than equity based compensation awards granted to employees and directors, Signet has not issued Common Shares as a financing activity for over ten years.

Movement in cash and indebtedness

Net cash at July 28, 2012 was $237.5 million as compared to $427.1 million at July 30, 2011; see non-GAAP measures discussed herein. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

Signet maintains its $400 million Credit Facility which, at July 28, 2012 and July 30, 2011, was undrawn, with no intra-period borrowings. Signet had stand-by letters of credit of $8.2 million and $5.5 million as of July 28, 2012 and July 30, 2011, respectively.

OBLIGATIONS AND COMMITMENTS

Signet’s contractual obligations and commitments at July 28, 2012 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 28, 2012, filed with the SEC on March 22, 2012.

SEASONALITY

Signet’s sales are seasonal, with the first and second quarters each normally accounting for slightly more than 20% of annual sales, the third quarter a little under 20% and the fourth quarter for about 40% of sales, with December being by far the most important month of the year. Sales made in November and December are known as the “Holiday Season.” Due to sales leverage, Signet’s operating income is even more seasonal; about 45% to 50% of operating income normally occurs in the fourth quarter, comprised of nearly all of the UK division’s and about 40% to 50% of the US division’s operating income.

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

Signet’s market risk profile as of July 28, 2012 has not materially changed since January 28, 2012. The market risk profile as of January 28, 2012 is disclosed in Signet’s Fiscal 2012 Annual Report on Form 10-K, filed with the SEC on March 22, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 28, 2012.

Changes in Internal Control over Financial Reporting

During the second quarter of Fiscal 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following table contains the Company’s repurchases of equity securities in the second quarter of Fiscal 2013:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 29, 2012 to May 26, 2012	1,188,992	$45.92	1,188,992	$142,017,805
May 27, 2012 to June 23, 2012	1,606,840	$43.21	1,606,840	$72,578,524
June 24, 2012 to July 28, 2012	1,673,317	$43.29	1,673,317	$50,135,969

Total	4,469,149	$43.97	4,469,149	$50,135,969

(1)	On October 26, 2011, Signet announced a program to repurchase up to $300 million of Signet’s Common Shares, which amount was increased on July 17, 2012 to $350 million (the “Repurchase Program”). The Repurchase Program became effective on January 16, 2012, and will last 24 months from that date.

During the first quarter of Fiscal 2013, the Company repurchased an aggregate of 1,956,147 Common Shares at an average price of $46.83 under the Repurchase Program. Those repurchases occurred as follows: January 29, 2012 to February 25, 2012: 749,881 shares at an average price of $46.05, leaving $253,695,915 million available for repurchase; February 26, 2012 to March 24, 2012: 86,700 shares at an average price of $46.96, leaving $249,624,170 million available for repurchase; and March 25, 2012 to April 28, 2012: 1,119,566 shares at an average price of $47.34, leaving $196,620,012 million available for future repurchase.

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

SIGNET JEWELERS LIMITED
(Registrant)

August 23, 2012	By:	/s/ Ronald Ristau
Ronald Ristau
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)