Form 10-Q
period 2012-10-27
SIGNET JEWELERS LTD
filed 2012-11-20
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 27, 2012 or

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

Common Stock, $0.18 par value, 80,987,709 shares as of November 15, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(in millions, except per share amounts)

	13 weeks ended		39 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011	Notes
Sales	$716.2	$710.5	$2,470.1	$2,395.4	2
Cost of sales	(480.8)	(480.6)	(1,569.8)	(1,521.0)

Gross margin	235.4	229.9	900.3	874.4
Selling, general and administrative expenses	(222.6)	(219.6)	(727.4)	(707.9)
Other operating income, net	39.7	32.2	119.9	97.0

Operating income	52.5	42.5	292.8	263.5	2
Interest expense, net	(0.9)	(0.4)	(2.5)	(3.8)

Income before income taxes	51.6	42.1	290.3	259.7
Income taxes	(16.7)	(16.0)	(102.2)	(91.9)	4

Net income	$34.9	$26.1	$188.1	$167.8

Earnings per share: basic	$0.43	$0.30	$2.27	$1.94	5
diluted	$0.43	$0.30	$2.26	$1.93	5
Weighted average common shares outstanding: basic	80.5	86.3	82.9	86.2	5
diluted	80.9	87.1	83.4	87.0	5
Dividends declared per share	$0.12	$0.10	$0.36	$0.10	5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	13 weeks ended		39 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$34.9	$26.1	$188.1	$167.8
Other comprehensive income:
Foreign currency translation adjustments	4.5	(4.6)	6.4	3.1
Changes in fair value of derivative instruments, net of tax of $1.5 and $8.6, respectively (October 29, 2011: $4.8 and $14.5, respectively)	2.4	9.6	(16.1)	25.8
Pension plan adjustments, net of tax of $0.1 and $0.3, respectively (October 29, 2011: $0.4 and $0.6, respectively)	0.4	0.1	1.2	0.7

Comprehensive income	$42.2	$31.2	$179.6	$197.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)

	October 27, 2012	January 28, 2012	October 29, 2011	Notes
Assets
Current assets:
Cash and cash equivalents	$166.0	$486.8	$349.6
Accounts receivable, net	998.2	1,088.2	891.2	6
Other receivables	44.6	44.3	27.5
Other current assets	59.7	92.0	97.7	7
Deferred tax assets	1.6	0.9	0.4
Inventories	1,508.5	1,304.1	1,414.0

Total current assets	2,778.6	3,016.3	2,780.4

Non-current assets:
Property and equipment, net of accumulated depreciation of $715.3, $681.0, and $678.0, respectively	416.0	383.4	385.8
Other assets	71.5	71.7	63.1	7
Deferred tax assets	113.5	108.5	102.2
Retirement benefit asset	41.5	31.5	32.6

Total assets	$3,421.1	$3,611.4	$3,364.1	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$33.6	12
Accounts payable	216.2	182.6	195.1
Accrued expenses and other current liabilities	266.5	308.4	261.7	7
Deferred revenue	149.1	154.1	135.5	7
Deferred tax liabilities	138.1	135.0	108.3
Income taxes payable	16.7	77.9	30.0

Total current liabilities	786.6	858.0	764.2

Non-current liabilities:
Other liabilities	107.5	100.3	97.4	7
Deferred revenue	376.9	374.0	354.3	7

Total liabilities	1,271.0	1,332.3	1,215.9

Commitments and contingencies				10

Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 81.0 shares outstanding (January 28, 2012: 86.9 shares outstanding; October 29, 2011: 86.9 shares outstanding)	15.7	15.6	15.6
Additional paid-in capital	235.1	230.9	217.2
Other reserves	235.2	235.2	235.2
Treasury shares at cost: 6.2 shares (January 28, 2012: 0.3 shares; October 29, 2011: 0.0 shares)	(276.8)	(12.7)	—	5
Retained earnings	2,108.6	1,969.3	1,821.4
Accumulated other comprehensive loss	(167.7)	(159.2)	(141.2)

Total shareholders’ equity	2,150.1	2,279.1	2,148.2

Total liabilities and shareholders’ equity	$3,421.1	$3,611.4	$3,364.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	13 weeks ended		39 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Cash flows from operating activities
Net income	$34.9	$26.1	$188.1	$167.8
Adjustments to reconcile net income to cash (used in)/provided by operating activities:
Depreciation and amortization of property and equipment	23.7	22.3	70.4	67.3
Pension	(2.5)	(2.7)	(7.9)	(8.3)
Share-based compensation	4.3	5.3	11.4	12.3
Deferred taxation	18.8	4.6	6.0	2.2
Facility amendment fees amortization and charges	0.1	0.1	0.3	1.7
Other non-cash movements	(0.3)	(0.5)	(1.7)	(1.0)
Loss on disposal of property and equipment	—	0.1	—	0.1
Changes in operating assets and liabilities:
Decrease in accounts receivable	34.2	15.4	90.3	44.7
(Increase)/decrease in other receivables and other assets	(3.4)	2.5	(0.3)	8.6
Decrease/(increase) in other current assets	13.7	(5.0)	20.9	3.4
Increase in inventories	(190.6)	(205.0)	(207.8)	(211.5)
Increase in accounts payable	79.1	49.4	32.6	60.2
Increase/(decrease) in accrued expenses and other liabilities	13.5	28.1	(39.5)	(17.7)
Decrease in deferred revenue	(1.2)	(5.4)	(2.1)	(9.4)
Decrease in income taxes payable	(40.1)	(14.5)	(61.0)	(8.4)
Effect of exchange rate changes on currency swaps	(0.8)	0.7	0.5	1.6

Net cash (used in)/provided by operating activities	(16.6)	(78.5)	100.2	113.6

Investing activities
Purchase of property and equipment	(46.1)	(34.7)	(100.9)	(73.0)

Net cash used in investing activities	(46.1)	(34.7)	(100.9)	(73.0)

Financing activities
Dividends	(9.6)	—	(28.6)	—
Proceeds from exercise of share options	2.6	1.2	8.0	5.6
Repurchase of common shares	—	—	(287.2)	—
Net settlement of equity based awards	(0.3)	—	(11.1)	—
Credit facility fees paid	—	(0.1)	—	(1.7)
Proceeds from short-term borrowings	—	20.7	—	2.4

Net cash (used in)/provided by financing activities	(7.3)	21.8	(318.9)	6.3

Effect of exchange rate changes on cash and cash equivalents	(1.5)	0.8	(1.2)	0.6
Cash and cash equivalents at beginning of period	237.5	440.2	486.8	302.1
(Decrease)/increase in cash and cash equivalents	(70.0)	(91.4)	(319.6)	46.9

Cash and cash equivalents at end of period	$166.0	$349.6	$166.0	$349.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in millions)

	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2012	$15.6	$230.9	$235.2	$(12.7)	$1,969.3	$(159.2)	$2,279.1
Net income	—	—	—	—	188.1	—	188.1
Foreign currency translation	—	—	—	—	—	6.4	6.4
Changes in fair value of derivative instruments, net	—	—	—	—	—	(16.1)	(16.1)
Pension plan, net	—	—	—	—	—	1.2	1.2
Dividend	—	—	—	—	(29.7)	—	(29.7)
Repurchase of common shares	—	—	—	(287.2)	—	—	(287.2)
Net settlement of equity based awards	—	(7.5)	—	15.5	(19.1)	—	(11.1)
Share options exercised	0.1	0.3	—	7.6	—	—	8.0
Share-based compensation expense	—	11.4	—	—	—	—	11.4

Balance at October 27, 2012	$15.7	$235.1	$235.2	$(276.8)	$2,108.6	$(167.7)	$2,150.1

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

Fiscal year

The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2013 is the 53 week year ending February 2, 2013 and Fiscal 2012 is the 52 week year ended January 28, 2012. Within these financial statements, the third quarter and the year to date of the relevant fiscal years 2013 and 2012 refer to the 13 and 39 weeks ended October 27, 2012 and October 29, 2011, respectively.

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

New accounting pronouncements adopted during the period

Presentation of comprehensive income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. On December 23, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Accumulated Other Comprehensive Income in ASU 2011-05” (ASU 2011-12) to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. ASU 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. Signet adopted this guidance effective for the first quarter ended April 28, 2012 and the implementation of this accounting pronouncement did not have any impact on Signet’s financial position or results of operations.

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

	13 weeks ended		39 weeks ended
(in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Sales:
US	$575.6	$563.0	$2,029.0	$1,944.0
UK	140.6	147.5	441.1	451.4

Total sales	$716.2	$710.5	$2,470.1	$2,395.4

Operating income/(loss):
US	$67.9	$56.4	$322.9	$287.0
UK	(5.5)	(5.0)	(8.8)	(2.4)
Unallocated(1)	(9.9)	(8.9)	(21.3)	(21.1)

Total operating income	$52.5	$42.5	$292.8	$263.5

(in millions)	October 27, 2012	January 28, 2012	October 29, 2011
Total assets:
US	$2,876.8	$2,747.5	$2,660.8
UK	474.0	427.3	441.0
Unallocated(2)	70.3	436.6	262.3

Total assets	$3,421.1	$3,611.4	$3,364.1

(1)	Unallocated principally relates to central costs, which include corporate and general administrative functions.
(2)	Unallocated principally relates to central assets, which include corporate and general administrative functions. The asset balance in the prior periods has primarily consisted of cash which has subsequently been utilized for the repurchase of common shares.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Foreign currency translation

The exchange rates used in these financial statements for the translation of UK pound sterling transactions and balances into US dollars are as follows:

	39 weeks ended October 27, 2012	52 weeks ended January 28, 2012	39 weeks ended October 29, 2011
Income statement (average rate)	1.58	1.60	1.62
Balance sheet (period end rate)	1.61	1.57	1.61

The year to date average exchange rate is used to prepare the income statement for the 39 weeks ended October 27, 2012 and is calculated from the weekly average exchange rates weighted by sales of the UK division. The income statement for the 13 weeks ended October 27, 2012 is calculated as the difference between the income statement for the 39 weeks ended October 27, 2012 and the previously reported income statement for the 26 weeks ended July 28, 2012. Therefore, the third quarter’s income statement includes the impact of the change in the year to date exchange rates between these quarter ends.

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

There has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 39 weeks ended October 27, 2012.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 28, 2012, Signet had accrued interest of $0.4 million and there has been no material change in the amount of accrued interest as of October 27, 2012.

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of January 28, 2012, due to settlement of the uncertain tax positions with the tax authorities.

5. Shareholders’ equity and earnings per share

Share repurchase

On October 26, 2011, the Board of Directors announced that it had authorized a program to repurchase up to $300 million of Signet’s common shares (the “Repurchase Program”). The Repurchase Program will be funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares may be used by Signet for general corporate purposes. Repurchases may be made from time to time in the open market, through block trades or otherwise. The timing, manner, price and amount of any repurchases will be determined by Signet in its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The Repurchase Program may be suspended or discontinued at any time, or from time to time, without notice. The Repurchase Program became effective on January 16, 2012, and lasts 24 months. On July 17, 2012, Signet announced that its Board of Directors had authorized a $50 million increase in the existing Repurchase Program, bringing the total authorization to $350 million, of which $50.1 million remained available as of October 27, 2012 and set to expire in January 2014.

The Company repurchased 6,425,296 shares at an average price of $44.70 in the 39 weeks ended October 27, 2012 under the Repurchase Program, which are being held as treasury shares. The Company did not repurchase any shares held as treasury in the 39 weeks ended October 29, 2011.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings per share

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$34.9	$26.1	$188.1	$167.8

Basic weighted average number of shares	80.5	86.3	82.9	86.2
Dilutive effect of share options	0.4	0.8	0.5	0.8

Diluted weighted average number of shares	80.9	87.1	83.4	87.0

Earnings per share – basic	$0.43	$0.30	$2.27	$1.94
Earnings per share – diluted	$0.43	$0.30	$2.26	$1.93

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in the 13 and 39 week periods ended October 27, 2012 by 6,711,229 and 4,309,714 shares, respectively (13 and 39 week periods ended October 29, 2011: 586,724 and 568,182 shares, respectively). The calculation of fully diluted earnings per share for the 13 and 39 week periods ended October 27, 2012 excludes options to purchase 274,023 and 240,548 shares, respectively (13 and 39 week periods ended October 29, 2011: 614,508 and 412,664 shares, respectively) on the basis that their effect on earnings per share was anti-dilutive.

Dividends

For the third quarter of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was approved on September 7, 2012 for payment on November 26, 2012 to shareholders of record on October 26, 2012. As a result, $9.7 million has been recorded in accrued expenses and other current liabilities reflecting this dividend, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction as of October 27, 2012. For the first and second quarters of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was paid on May 29, 2012 and August 28, 2012, respectively.

6. Accounts receivable, net

Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment. The allowance is an estimate of the losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis, as well as an allowance for those amounts 90 days aged and under, based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

(in millions)	October 27, 2012	January 28, 2012	October 29, 2011
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	$987.6	$1,077.4	$882.2
Other accounts receivable	10.6	10.8	9.0

Total accounts receivable, net	$998.2	$1,088.2	$891.2

Signet grants credit to customers based on a variety of credit quality indicators, including customer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

Other accounts receivable is comprised of gross accounts receivable relating to the insurance loss replacement business in the UK division of $11.2 million (January 28, 2012 and October 29, 2011: $11.3 million and $9.6 million, respectively) with a corresponding valuation allowance of $0.6 million (January 28, 2012 and October 29, 2011: $0.5 million and $0.6 million, respectively).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Allowance for Credit Losses on US Customer In-House Finance Receivables:

(in millions)	39 weeks ended October 27, 2012	52 weeks ended January 28, 2012	39 weeks ended October 29, 2011
Beginning balance	$(78.1)	$(67.8)	$(67.8)
Charge-offs	79.3	92.8	66.3
Recoveries	16.6	19.3	14.8
Provision	(98.0)	(122.4)	(85.5)

Ending balance	(80.2)	(78.1)	(72.2)
Ending receivable balance evaluated for impairment	1,067.8	1,155.5	954.4

US customer in-house finance receivables, net	$987.6	$1,077.4	$882.2

Credit Quality Indicator and Age Analysis of Past Due US Customer In-House Finance Receivables:

	October 27, 2012		January 28, 2012		October 29, 2011
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0-30 days	$841.8	$(25.8)	$932.6	$(28.9)	$758.4	$(23.6)
Past due, aged 31-90 days	178.1	(6.5)	180.2	(6.5)	153.0	(5.6)
Non Performing:
Past due, aged more than 90 days	47.9	(47.9)	42.7	(42.7)	43.0	(43.0)

	$1,067.8	$(80.2)	$1,155.5	$(78.1)	$954.4	$(72.2)

7. Deferred revenue and warranty reserve

Deferred revenue

Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions and other as follows:

(in millions)	October 27, 2012	January 28, 2012	October 29, 2011
ESP deferred revenue	$517.7	$511.7	$484.5
Voucher promotions and other	8.3	16.4	5.3

Total deferred revenue	$526.0	$528.1	$489.8

Disclosed as:
Current liabilities	$149.1	$154.1	$135.5
Non-current liabilities	376.9	374.0	354.3

Total deferred revenue	$526.0	$528.1	$489.8

In addition, other current assets include deferred direct costs in relation to the sale of ESP of $21.0 million as of October 27, 2012 (January 28, 2012 and October 29, 2011: $20.2 million and $19.1 million, respectively). Other assets include the long-term portion of these deferred direct costs of $52.8 million as of October 27, 2012 (January 28, 2012 and October 29, 2011: $52.8 million and $49.8 million, respectively).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	13 weeks ended		39 weeks ended
(in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
ESP deferred revenue, beginning of period	$523.7	$490.5	$511.7	$481.1
Plans sold	36.0	33.3	130.2	119.9
Revenues recognized	(42.0)	(39.3)	(124.2)	(116.5)

ESP deferred revenue, end of period	$517.7	$484.5	$517.7	$484.5

Warranty reserve

The warranty reserve for diamond and gemstone guarantees provided by the US division, included in accrued expenses and other current liabilities, is as follows:

	13 weeks ended		39 weeks ended
(in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Warranty reserve, beginning of period	$17.6	$12.7	$15.1	$13.0
Warranty expense	1.6	2.8	7.7	5.2
Utilized	(1.6)	(1.6)	(5.2)	(4.3)

Warranty reserve, end of period	$17.6	$13.9	$17.6	$13.9

(in millions)	October 27, 2012	January 28, 2012	October 29, 2011
Disclosed as:
Current liabilities	$6.6	$5.9	$5.5
Non-current liabilities	11.0	9.2	8.4

Total warranty reserve	$17.6	$15.1	$13.9

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

The main external source of funding is a $400 million senior unsecured multi-currency five year revolving credit facility, under which there were no borrowings as of October 27, 2012, January 28, 2012, or October 29, 2011.

Interest rate risk

Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding as of October 27, 2012, January 28, 2012 or October 29, 2011.

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

Derivatives

Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of October 27, 2012 was $75.9 million (January 28, 2012 and October 29, 2011: $48.9 million and $44.5 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 15 months (January 28, 2012 and October 29, 2011: 13 months and 18 months, respectively).

Signet enters into forward purchase contracts and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of October 27, 2012 was $219.6 million (January 28, 2012 and October 29, 2011: $211.2 million and $241.4 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 14 months (January 28, 2012 and October 29, 2011: 12 months and 16 months, respectively).

For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period in which the hedged item affects net income or loss. Gains and losses on derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness, are recognized immediately in other operating income.

Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings.

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of October 27, 2012, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Derivative assets
		Fair value
(in millions)	Balance sheet location	October 27, 2012	January 28, 2012	October 29, 2011
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.4	$1.1	$0.2
Foreign currency contracts	Other assets	0.1	0.1	0.1
Commodity contracts	Other current assets	5.2	16.1	23.9
Commodity contracts	Other assets	—	—	1.2

		5.7	17.3	25.4

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	—	0.1

		—	—	0.1

Total derivative assets		$5.7	$17.3	$25.5

	Derivative liabilities
		Fair value
(in millions)	Balance sheet location	October 27, 2012	January 28, 2012	October 29, 2011
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.7)	$(0.2)	$(0.4)
Foreign currency contracts	Other liabilities	(0.2)	—	—
Commodity contracts	Other current liabilities	(2.3)	(1.0)	(0.4)
Commodity contracts	Other liabilities	(0.3)	—	(0.3)

		(3.5)	(1.2)	(1.1)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.5)	—	(1.5)

		(0.5)	—	(1.5)

Total derivative liabilities		$(4.0)	$(1.2)	$(2.6)

The following tables summarize the effect of derivative instruments on the condensed consolidated income statements:

	Amount of gain/(loss) recognized in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended			13 weeks ended
(in millions)	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
Derivatives in cash flow hedging relationships:
Foreign currency contracts	$(1.1)	$1.6	Cost of sales	$0.1	$0.1
Commodity contracts	7.9	16.8	Cost of sales	2.8	4.1

Total	$6.8	$18.4		$2.9	$4.2

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Amount of gain/(loss) recognized in OCI on derivatives (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)
	39 weeks ended			39 weeks ended
(in millions)	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
Derivatives in cash flow hedging relationships:
Foreign currency contracts	$(1.0)	$0.9	Cost of sales	$0.3	$—
Commodity contracts	(6.3)	49.9	Cost of sales	17.1	10.5

Total	$(7.3)	$50.8		$17.4	$10.5

The ineffective portion of hedging instruments taken into other operating income in the 13 and 39 weeks ended October 27, 2012 was $0.0 million (13 and 39 weeks ended October 29, 2011:$0.0 million and $0.4 million gain, respectively).

	Amount of gain/(loss) recognized in income on derivatives		Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
	13 weeks ended			39 weeks ended
(in millions)	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
Derivatives not designated as hedging instruments:
Foreign currency contracts	$(1.6)	$(1.0)	Other operating income, net	$(0.5)	$(0.3)

Total	$(1.6)	$(1.0)		$(0.5)	$(0.3)

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	October 27, 2012		January 28, 2012		October 29, 2011
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Assets:
Forward foreign currency contracts	$0.5	$0.5	$1.2	$1.2	$0.4	$0.4
Forward commodity contracts	5.2	5.2	16.1	16.1	25.1	25.1
Liabilities:
Forward foreign currency contracts	(1.4)	(1.4)	(0.2)	(0.2)	(1.9)	(1.9)
Forward commodity contracts	(2.6)	(2.6)	(1.0)	(1.0)	(0.7)	(0.7)

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

9. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”). The components of net periodic pension cost were as follows:

	13 weeks ended		39 weeks ended
(in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Components of net periodic pension cost:
Service cost	$0.9	$1.1	$2.7	$3.6
Interest cost	2.4	2.7	7.1	8.1
Expected return on UK Plan assets	(2.9)	(3.5)	(8.6)	(10.5)
Amortization of unrecognized prior service credit	(0.4)	(0.2)	(1.2)	(0.7)
Amortization of unrecognized actuarial loss	0.8	0.7	2.4	2.0

Net periodic pension cost	$0.8	$0.8	$2.4	$2.5

In the 39 weeks ended October 27, 2012, Signet contributed $10.3 million to the UK Plan and expects to contribute a minimum aggregate of $13.7 million at current exchange rates to the UK Plan in Fiscal 2013. These contributions are in accordance with a deficit recovery plan that was in response to the funding deficit indicated by the April 5, 2009 actuarial valuation.

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

In addition, in the third quarter of Fiscal 2013, a favorable settlement of $3.9 million relating to the De Beers anti-trust litigation was received and recorded within selling, general and administrative expenses in the US division.

In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business or not significant to Signet’s consolidated financial position.

11. Share-based compensation expense

Signet recorded share-based compensation expense of $4.3 million and $11.4 million for the 13 and 39 weeks ended October 27, 2012, respectively, related to the Omnibus Plans and Saving Share Plans (13 and 39 weeks ended October 29, 2011: $5.3 million and $12.3 million, respectively).

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

At October 27, 2012, January 28, 2012, and October 29, 2011, there were no amounts outstanding under the Credit Facility, with no intra-period borrowings. Signet had stand-by letters of credit of $8.2 million, $8.2 million and $8.5 million as of October 27, 2012, January 28, 2012 and October 29, 2011, respectively.

13. Subsequent event

As of October 29, 2012, Signet acquired Ultra Stores, Inc. from Crystal Financial LLC and its other stockholders for $58.4 million in cash, which includes a working capital adjustment of approximately $1.4 million. Ultra Stores is a leading jewelry retailer and operates 107 stores, primarily in outlet centers and through 33 licensed jewelry departments. The primary purpose of the acquisition was to immediately increase Signet’s share of the US outlet channel for jewelry. Prior to closing the Ultra Stores, Inc. acquisition, Signet incurred approximately $2.5 million of acquisition-related expenses for professional services during the third quarter ended October 27, 2012. The results of Ultra Stores, Inc. will be reported as a component of the results of the US division.

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

In the US, Signet operated 1,337 stores in 50 states at October 27, 2012. Its store brands are located nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores are operated nationwide as Jared The Galleria Of Jewelry (“Jared”).

In the UK, Signet’s store brands are “H.Samuel,” “Ernest Jones,” and “Leslie Davis,” which are situated in prime “High Street” locations (main shopping thoroughfares with high pedestrian traffic) or major shopping malls. The UK division operated 520 stores at October 27, 2012, including 14 stores in the Republic of Ireland and 3 in the Channel Islands.

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

	13 weeks ended		Change	Impact of exchange rate movement	13 weeks ended October 29, 2011 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non- GAAP)
(in millions, except per share amounts)	October 27, 2012	October 29, 2011
Sales:
US	$575.6	$563.0	2.2%	$—	$563.0	2.2%
UK	140.6	147.5	(4.7)%	(3.7)	143.8	(2.2)%

	716.2	710.5	0.8%	(3.7)	706.8	1.3%
Cost of sales	(480.8)	(480.6)	—	2.7	(477.9)	(0.6)%

Gross margin	235.4	229.9	2.4%	(1.0)	228.9	2.8%
Selling, general and administrative expenses	(222.6)	(219.6)	(1.4)%	1.3	(218.3)	(2.0)%
Other operating income, net	39.7	32.2	23.3%	—	32.2	23.3%

Operating income/(loss):
US	67.9	56.4	20.4%	—	56.4	20.4%
UK	(5.5)	(5.0)	(10.0)%	0.1	(4.9)	(12.2)%
Unallocated	(9.9)	(8.9)	(11.2)%	0.2	(8.7)	(13.8)%

	52.5	42.5	23.5%	0.3	42.8	22.7%
Interest expense, net	(0.9)	(0.4)	nm	—	(0.4)	nm

Income before income taxes	51.6	42.1	22.6%	0.3	42.4	21.7%
Income taxes	(16.7)	(16.0)	(4.4)%	(0.1)	(16.1)	(3.7)%

Net income	$34.9	$26.1	33.7%	$0.2	$26.3	32.7%

Earnings per share – basic	$0.43	$0.30	43.3%	$—	$0.30	43.3%
Earnings per share – diluted	$0.43	$0.30	43.3%	$—	$0.30	43.3%

nm –	not meaningful

	39 weeks ended		Change	Impact of exchange rate movement	39 weeks ended October 29, 2011 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non- GAAP)
(in millions, except per share amounts)	October 27, 2012	October 29, 2011
Sales:
US	$2,029.0	$1,944.0	4.4%	$—	$1,944.0	4.4%
UK	441.1	451.4	(2.3)%	(11.2)	440.2	0.2%

	2,470.1	2,395.4	3.1%	(11.2)	2,384.2	3.6%
Cost of sales	(1,569.8)	(1,521.0)	(3.2)%	8.1	(1,512.9)	(3.8)%

Gross margin	900.3	874.4	3.0%	(3.1)	871.3	3.3%
Selling, general and administrative expenses	(727.4)	(707.9)	(2.8)%	3.7	(704.2)	(3.3)%
Other operating income, net	119.9	97.0	23.6%	—	97.0	23.6%

Operating income/(loss):
US	322.9	287.0	12.5%	—	287.0	12.5%
UK	(8.8)	(2.4)	nm	0.1	(2.3)	nm
Unallocated	(21.3)	(21.1)	(0.9)%	0.5	(20.6)	(3.4)%

	292.8	263.5	11.1%	0.6	264.1	10.9%
Interest expense, net	(2.5)	(3.8)	34.2%	—	(3.8)	34.2%

Income before income taxes	290.3	259.7	11.8%	0.6	260.3	11.5%
Income taxes	(102.2)	(91.9)	(11.2)%	(0.2)	(92.1)	(11.0)%

Net income	$188.1	$167.8	12.1%	$0.4	$168.2	11.8%

Earnings per share – basic	$2.27	$1.94	17.0%	$0.01	$1.95	16.4%
Earnings per share – diluted	$2.26	$1.93	17.1%	$—	$1.93	17.1%

nm –	not meaningful

Free cash flow

Free cash flow is a non-GAAP measure defined as the net cash (used in)/provided by operating activities less net cash flows used in investing activities. Management considers that it is helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow does not represent the residual cash flow available for discretionary expenditure.

	13 weeks ended		39 weeks ended
(in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net cash (used in)/provided by operating activities	$(16.6)	$(78.5)	$100.2	$113.6
Net cash used in investing activities	(46.1)	(34.7)	(100.9)	(73.0)

Free cash flow	$(62.7)	$(113.2)	$(0.7)	$40.6

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2012(1) Annual Report on Form 10-K.

Third Quarter Highlights (“third quarter” is the 13 weeks ended October 27, 2012)

•	Same store sales: up 1.4%

•	Operating income: $52.5 million, up $10.0 million, an increase of 23.5%

•	Diluted earnings per share: up by 43.3% to $0.43

Year to Date Highlights

•	Same store sales: up 3.2%

•	Operating income: $292.8 million, up $29.3 million, an increase of 11.1%

•	Diluted earnings per share: up by 17.1% to $2.26

(1)	Fiscal 2013 is the year ending February 2, 2013 and Fiscal 2012 is the year ended January 28, 2012.

Certain operating data as a percentage of sales were as follows:

Operating Data

	Third Quarter		Year To Date
	Fiscal 2013%	Fiscal 2012%	Fiscal 2013%	Fiscal 2012%
Sales	100.0	100.0	100.0	100.0
Cost of sales	(67.1)	(67.6)	(63.6)	(63.5)

Gross margin	32.9	32.4	36.4	36.5
Selling, general and administrative expenses	(31.1)	(30.9)	(29.4)	(29.6)
Other operating income, net	5.5	4.5	4.9	4.1

Operating income	7.3	6.0	11.9	11.0
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.2)

Income before income taxes	7.2	5.9	11.8	10.8
Income taxes	(2.3)	(2.2)	(4.2)	(3.8)

Net income	4.9	3.7	7.6	7.0

Third quarter sales

In the third quarter of Fiscal 2013, Signet’s same store sales were up 1.4% compared to an increase of 10.6% in the 13 weeks ended October 29, 2011 (“third quarter of Fiscal 2012”). Total sales were $716.2 million compared to $710.5 million in the third quarter of Fiscal 2012, up $5.7 million or 0.8% compared to an increase of 10.7% in the third quarter of Fiscal 2012. eCommerce sales were $19.6 million compared to $14.5 million in the third quarter of Fiscal 2012, up $5.1 million or 35.2%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Third quarter of Fiscal 2013	Same store sales	Non same store sales, net(1)	Total sales at constant exchange rate(2)	Exchange translation impact(2)	Total sales as reported	Total sales (in millions)
US division	1.2%	1.0%	2.2%	—	2.2%	$575.6
UK division	2.3%	(4.5)%	(2.2)%	(2.5)%	(4.7)%	$140.6

Signet	1.4%	(0.1)%	1.3%	(0.5)%	0.8%	$716.2

(1)	Includes all sales from stores not open for 12 months.
(2)	Non-GAAP measure, discussed herein.

US sales

In the third quarter of Fiscal 2013, the US division’s sales were $575.6 million compared to $563.0 million in the third quarter of Fiscal 2012, up $12.6 million or 2.2%. Same store sales increased 1.2% compared to an increase of 13.9% in the third quarter of Fiscal 2012, driven primarily by Kay same store sales increase of 5.5%. Same store sales at Jared declined 4.1%, primarily due to a one-time watch event in Fiscal 2012 and discontinuation of the associated watch line. The loss of these sales reduced Jared same store sales by approximately 9.6% and US total same store sales by 3.5%. Across both Kay and Jared, same store sales were strong in the fashion jewelry and bridal categories, driven by branded and exclusive merchandise. See the table below for further analysis of sales.

	Change from previous year
Third quarter of Fiscal 2013	Same store sales	Non same store sales, net(1)	Total sales as reported	Total sales (in millions)
Kay	5.5%	1.8%	7.3%	$337.2
Jared	(4.1)%	1.6%	(2.5)%	$189.8
Regional brands	(5.0)%	(5.2)%	(10.2)%	$48.6

US division	1.2%	1.0%	2.2%	$575.6

(1)	Includes all sales from stores not open for 12 months.

UK sales

In the third quarter of Fiscal 2013, the UK division’s sales were $140.6 million compared to $147.5 million in the third quarter of Fiscal 2012, down $6.9 million or 4.7%. Same store sales increased 2.3% compared to a decrease of 0.5% in the third quarter of Fiscal 2012. The primary driver was a strong performance in prestige and fashion watches. See the table below for further analysis of sales.

	Change from previous year
Third quarter of Fiscal 2013	Same store sales	Non same store sales, net(1)	Total sales at constant exchange rate(2)	Exchange translation impact(2)		Total sales as reported	Total sales (in millions)
H.Samuel	1.3%	(4.2)%	(2.9)%	(2.5	) %	(5.4)%	$74.1
Ernest Jones(3)	3.6%	(5.1)%	(1.5)%	(2.4	) %	(3.9)%	$66.5

UK division	2.3%	(4.5)%	(2.2)%	(2.5	) %	(4.7)%	$140.6

(1)	Includes all sales from stores not open for 12 months.
(2)	Non-GAAP measure, discussed herein.
(3)	Includes stores selling under the Leslie Davis nameplate.

Year to date sales

In the year to date, Signet’s same store sales increased 3.2% compared to an increase of 10.2% in the comparable period last year. In the year to date, total sales were $2,470.1 million compared to $2,395.4 million in the 39 weeks ended October 29, 2011, up $74.7 million or 3.1%. eCommerce sales were $65.9 million compared to $49.1 million in the 39 weeks ended October 29, 2011, up $16.8 million or 34.2%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Year to Date Fiscal 2013	Same store sales	Non same store sales, net(1)	Total sales at constant exchange rate(2)(3)	Exchange translation impact(2)	Total sales as reported	Total sales (in millions)
US division	3.5%	0.9%	4.4%	—	4.4%	$2,029.0
UK division	1.9%	(1.7)%	0.2%	(2.5)%	(2.3)%	$441.1

Signet	3.2%	0.4%	3.6%	(0.5)%	3.1%	$2,470.1

(1)	Includes all sales from stores not open for 12 months.
(2)	Non-GAAP measure, discussed herein.
(3)	The average US dollar to pound sterling exchange rate for the 39 weeks ended October 27, 2012 was $1.58 compared to $1.62 for the 39 weeks ended October 29, 2011.

US sales

In the year to date, the US division’s sales were $2,029.0 million compared to $1,944.0 million in the 39 weeks ended October 29, 2011, up $85.0 million or 4.4%. Same store sales increased 3.5% compared to an increase of 12.8% in the prior year period. The impact of the one-time watch event in Fiscal 2012 and the discontinuation of the associated watch line reduced Jared same store sales by approximately 2.9% and US total same store sales by 1.0%. Branded and exclusive merchandise and bridal continue to be key drivers of US sales. See the table below for further analysis of sales.

	Change from previous year
Year to Date Fiscal 2013	Same store sales	Non same store sales, net(1)	Total sales as reported	Total sales (in millions)
Kay	6.8%	1.4%	8.2%	$1,208.4
Jared	(0.4)%	1.6%	1.2%	$643.8
Regional brands	(2.8)%	(4.4)%	(7.2)%	$176.8

US division	3.5%	0.9%	4.4%	$2,029.0

(1)	Includes all sales from stores not open for 12 months.

UK sales

In the year to date, the UK division’s sales were $441.1 million compared to $451.4 million in the 39 weeks ended October 29, 2011, down $10.3 million or 2.3%. Same store sales increased 1.9% compared to an increase of 0.4% in the prior year period. Branded jewelry, watches and bridal were key drivers of the sales increase. See the table below for further analysis of sales.

	Change from previous year
Year to Date Fiscal 2013	Same store sales	Non same store sales, net(1)	Total sales at constant exchange rate(2)(3)	Exchange translation impact(2)	Total sales as reported	Total sales (in millions)
H.Samuel	1.1%	(1.2)%	(0.1)%	(2.5)%	(2.6)%	$232.9
Ernest Jones(4)	2.9%	(2.3)%	0.6%	(2.5)%	(1.9)%	$208.2

UK division	1.9%	(1.7)%	0.2%	(2.5)%	(2.3)%	$441.1

(1)	Includes all sales from stores not open for 12 months.
(2)	Non-GAAP measure, discussed herein.
(3)	The average US dollar to pound sterling exchange rate for the 39 weeks ended October 27, 2012 was $1.58 compared to $1.62 for the 39 weeks ended October 29, 2011.
(4)	Includes stores selling under the Leslie Davis nameplate.

Cost of sales and gross margin

In the third quarter of Fiscal 2013, the gross margin was $235.4 million or 32.9% of sales, an increase of 50 basis points compared to $229.9 million or 32.4% of sales in the third quarter of Fiscal 2012. Gross margin dollars in the US increased $7.8 million compared to the third quarter of Fiscal 2012, reflecting a gross margin rate increase of 70 basis points. This improvement is primarily a result of an increase in the gross merchandise margin rate of 90 basis points over that of the third quarter of Fiscal 2012, principally due to favorable changes in sales mix. The US net bad debt to US sales ratio was unchanged at 5.4% compared to the third quarter of Fiscal 2012. In the UK, gross margin dollars decreased $2.3 million compared to the third quarter of Fiscal 2012, reflecting a gross margin rate decline of 30 basis points. The decrease in rate is a result of a decline in gross merchandise margin of 130 basis points, caused primarily by customers’ preferences for promotional merchandise. Partially offsetting the decline were favorable store occupancy expenses due to store closures and negotiated rent reductions.

For the year to date, the gross margin was $900.3 million or 36.4% of sales compared to $874.4 million or 36.5% of sales in the 39 weeks ended October 29, 2011. Gross margin in the US increased $34.9 million compared to the 39 weeks ended October 29, 2011, primarily as a result of increased sales and an increased gross merchandise margin movement of 40 basis points primarily due to favorable changes in the sales mix. Store occupancy expenses were relatively unchanged, benefiting the gross margin rate. The US net bad debt to US sales ratio was 3.8% excluding the impact of a change in credit cycle processing in the first quarter of Fiscal 2013 compared to 3.6% in the 39 weeks ended October 29, 2011, and 4.0% including the impact. In the UK, gross margin dollars decreased $9.0 million compared to the 39 weeks ended October 29, 2011, primarily as a result of a decrease in gross merchandise margin of 170 basis points caused by customers’ preference for promotional merchandise and merchandise mix, which were partially offset by lower store occupancy expenses.

Selling, general and administrative expenses

In the third quarter of Fiscal 2013, selling, general and administrative expenses were $222.6 million or 31.1% of sales compared to $219.6 million or 30.9% of sales in the third quarter Fiscal 2012. The increase of 20 basis points was primarily due to acquisition-related costs of $2.5 million and administrative cost increases to support strategic initiatives. This was partially offset by a $3.9 million favorable settlement from the De Beers anti-trust litigation.

For the year to date, selling, general and administrative expenses were $727.4 million or 29.4% of sales compared to $707.9 million or 29.6% of sales in the 39 weeks ended October 29, 2011. The decrease of 20 basis points primarily reflected control of store expenses partially offset by increased advertising expenses.

Other operating income, net

In the third quarter of Fiscal 2013, other operating income, net was $39.7 million or 5.5% of sales compared to $32.2 million or 4.5% of sales in the third quarter of Fiscal 2012. This increase primarily reflected interest income earned from higher outstanding receivable balances and a change in the mix of finance programs selected by customers. Year to date, other operating income, net was $119.9 million or 4.9% of sales compared to $97.0 million or 4.1% of sales in the 39 weeks ended October 29, 2011.

Operating income

In the third quarter of Fiscal 2013, operating income was $52.5 million or 7.3% of sales compared to $42.5 million or 6.0% of sales in the third quarter of Fiscal 2012. The US division’s operating income was $67.9 million or 11.8% of sales compared to $56.4 million or 10.0% of sales in the third quarter of Fiscal 2012. The operating loss for the UK division was $5.5 million or (3.9)% of sales compared to operating loss of $5.0 million or (3.4)% of sales in the third quarter of Fiscal 2012. Unallocated costs were $9.9 million compared to $8.9 million in the third quarter of Fiscal 2012.

For the year to date, operating income was $292.8 million or 11.9% of sales compared to $263.5 million or 11.0% of sales in the 39 weeks ended October 29, 2011. The US division’s operating income was $322.9 million or 15.9% of sales compared to $287.0 million or 14.8% of sales in the 39 weeks ended October 29, 2011. The operating loss for the UK division was $8.8 million or (2.0)% of sales compared to operating loss of $2.4 million or (0.5)% of sales in the 39 weeks ended October 29, 2011. Unallocated costs were $21.3 million compared to $21.1 million in the third quarter of Fiscal 2012.

Interest expense, net

In the third quarter of Fiscal 2013, net interest expense was $0.9 million compared to $0.4 million in the third quarter of Fiscal 2012. Year to date, net interest expense was $2.5 million compared to $3.8 million in the 39 weeks ended October 29, 2011, in which the prior year included a $1.3 million write off of unamortized deferred financing fees related to the termination of the prior revolving credit facility.

Income before income taxes

In the third quarter of Fiscal 2013, income before income taxes was $51.6 million or 7.2% of sales compared to $42.1 million or 5.9% of sales in the third quarter of Fiscal 2012. Year to date, income before income taxes was $290.3 million or 11.8% compared to $259.7 million or 10.8% of sales in the 39 weeks ended October 29, 2011.

Income taxes

In the third quarter of Fiscal 2013, income tax expenses were $16.7 million compared to $16.0 million in the third quarter of Fiscal 2012. Year to date, income tax expenses were $102.2 million (35.2% effective tax rate) compared to $91.9 million (35.4% effective tax rate) in the 39 weeks ended October 29, 2011. The expected effective tax rate for Fiscal 2013 is 35.4%, which is consistent with Fiscal 2012.

Net income

In the third quarter of Fiscal 2013, net income was $34.9 million or 4.9% of sales compared to $26.1 million or 3.7% of sales in the third quarter of Fiscal 2012. Year to date, net income was $188.1 million or 7.6% of sales compared to $167.8 million or 7.0% of sales in the 39 weeks ended October 29, 2011.

Earnings per share

In the third quarter of Fiscal 2013, diluted earnings per share increased $0.13 to $0.43 compared to $0.30 in the third quarter of Fiscal 2012, up 43.3%. The weighted average diluted number of common shares outstanding was 80.9 million compared to 87.1 million in the third quarter of Fiscal 2012. Signet had no share repurchases in the third quarter of Fiscal 2013 or Fiscal 2012. Year to date, diluted earnings per share increased $0.33 to $2.26 compared to $1.93 in the 39 weeks ended October 29, 2011, up 17.1%. The weighted average diluted common shares outstanding were 83.4 million compared to 87.0 million in the 39 weeks ended October 29, 2011. Signet repurchased 6,425,296 shares through the 39 weeks ended October 27, 2012 compared to 0 shares in the 39 weeks ended October 29, 2011.

Dividends per share

In the third quarter of Fiscal 2013, dividends of $0.12 were approved by the Board of Directors compared to $0.10 in the third quarter of Fiscal 2012. For the year to date, dividends of $0.36 have been approved by the Board of Directors compared to $0.10 in the 39 weeks ended October 29, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•	As of October 27, 2012, $287.2 million of cash has been used to purchase 6.4 million shares under the Repurchase Program.

•	Cash and cash equivalents of $166.0 million at October 27, 2012 compared to $349.6 million at October 29, 2011 and $486.8 million at January 28, 2012.

Set out in the table below is a summary of Signet’s cash flow activity for the year to date for Fiscal 2013 and Fiscal 2012.

	39 weeks ended
(in millions)	October 27, 2012	October 29, 2011
Summary cash flow
Net cash provided by operating activities	$100.2	$113.6
Net cash used in investing activities	(100.9)	(73.0)
Net cash (used in)/provided by financing activities	(318.9)	6.3

(Decrease)/increase in cash and cash equivalents	(319.6)	46.9
Cash and cash equivalents at beginning of period	486.8	302.1
Effect of exchange rate changes on cash and cash equivalents	(1.2)	0.6

Cash and cash equivalents at end of period	$166.0	$349.6

Operating activities

During the 39 weeks ended October 27, 2012, net cash provided by operating activities was $100.2 million compared to $113.6 million in the 39 weeks ended October 29, 2011, a decrease of $13.4 million. The main reasons for the decrease were higher tax expense due to increased US division profits and timing differences associated with accounts payable payments. These were partially offset by increased net income and collections on accounts receivable.

•

In the 39 weeks ended October 27, 2012, accounts receivable decreased $90.3 million compared to a decrease of $44.7 million in the 39 weeks ended October 29, 2011, reflecting seasonal collection patterns and a higher accounts receivable balance. In the US division, the credit participation rate was 59.0% and the average monthly collection rate was 12.6% as of the 39 weeks ended October 27, 2012 compared to 57.2% and 12.9%, respectively, in the 39 weeks ended October 29, 2011. The year to date credit participation rate has historically been at its highest level at the end of the third quarter due to a higher penetration of bridal business, which historically is lower in the fourth quarter. The annual credit participation rate was 56.1% for Fiscal 2012.

•

Inventory levels increased $207.8 million compared to an increase of $211.5 million in the 39 weeks ended October 29, 2011. Inventory levels for the third quarter reflect the normal seasonal build. As compared to the prior year comparable period, the inventory levels reflect primarily the impact of higher commodity costs and strategic investments. These increases were more than offset by management actions to improve inventory turn.

•

Other movements in operating assets and liabilities include a decrease in accrued expenses and other liabilities of $39.5 million compared to a decrease of $17.7 million in the 39 weeks ended October 29, 2011, driven primarily by timing differences associated with payroll taxes, sales tax and rent.

•

Accounts payable increased by $32.6 million compared to an increase of $60.2 million in the 39 weeks ended October 29, 2011, driven by increased payments for inventory purchases and a decrease in income taxes payable of $61.0 million compared to a decrease of $8.4 million in the 39 weeks ended October 29, 2011, due to payment of a higher level of year-end tax expense driven primarily by operating performance.

Investing activities

In the 39 weeks ended October 27, 2012, net cash used in investing activities was $100.9 million compared to $73.0 million in the 39 weeks ended October 29, 2011, as of result of increased capital investment in the existing businesses. In the US division, capital additions were $84.5 million compared to $59.8 million in the 39 weeks ended October 29, 2011 and in the UK division were $16.4 million compared to $13.2 million in the 39 weeks ended October 29, 2011, reflecting planned increases in IT and store investment.

Stores opened and closed in the 39 weeks ended October 27, 2012, together with planned changes for the balance of Fiscal 2013 are set out in the tables below.

The total net selling square footage at the end of the fourth quarter is expected to be 3.13 million including 0.16 million net selling square footage added as a result of the acquisition of 107 Ultra store locations.

US Division

	Kay mall	Kay off-mall	Total Kay	Ultra		Jared	Regional brands	Total	Annual net space change
January 28, 2012	766	154	920	—		183	215	1,318	1.2%
Opened	7	22	29	—		3	—	32
Closed	(2)	(6)	(8)	—		—	(5)	(13)

October 27, 2012	771	170	941	—		186	210	1,337
Openings, planned	1	11	12	107		4	—	123
Closures, planned	(2)	—	(2)	—		—	(13)	(15)

February 2, 2013	770	181	951	107	(1)	190	197	1,445	10.5%

(1)	Includes 107 stores and excludes licensed jewelry departments.

UK Division

	H.Samuel		Ernest Jones(1)	Total	Annual net space change
January 28, 2012	337		198	535	(0.1)%
Opened	—		1 (2)	1
Closed	(11	)(2)	(5)	(16)

October 27, 2012	326		194	520
Openings, planned	—		—	—
Closures, planned	(9)		(4)	(13)

February 2, 2013	317		190	507	(3.4)%

(1)	Includes stores selling under the Leslie Davis nameplate.
(2)	Includes one H.Samuel store rebranded to an Ernest Jones store.

Financing activities

Dividends

On February 27, 2012, the $0.10 per share cash dividend for the fourth quarter of Fiscal 2012 was paid out in the aggregate amount of $8.7 million. On May 29, 2012 and August 28, 2012, cash dividends of $0.12 per share were paid out for the first and second quarters in the amounts of $10.3 million and $9.6 million, respectively. For the third quarter of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was approved on September 7, 2012 for payment on November 26, 2012 to shareholders of record on October 26, 2012. As a result, $9.7 million has been recorded in accrued expenses and other current liabilities reflecting this dividend, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction as of October 27, 2012.

Share repurchase

The Company’s share repurchase activity was as follows (no shares were repurchased during the third quarter):

	Third Quarter		Year To Date
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Cost of repurchases (in millions)	$—	$—	$287.2	$—
Shares repurchased (in thousands)	—	—	6,425.3	—
Average cost per share	$—	$—	$44.70	$—

At October 27, 2012, $50.1 million remained available for future repurchases under the Board authorized $350 million repurchase program, which is set to expire in January 2014. Since the repurchase program became effective on January 16, 2012, Signet has repurchased 6,681,537 shares for a cost of $299.9 million, resulting in an average cost per share of $44.88.

Proceeds from exercise of share options

During the 39 weeks ended October 27, 2012, $8.0 million compared to $5.6 million for the 39 weeks ended October 29, 2011, was received for the exercise of share options pursuant to Signet’s equity compensation programs. Other than equity based compensation awards granted to employees and directors, Signet has not issued Common Shares as a financing activity for over ten years.

Movement in cash and indebtedness

Cash and cash equivalents at October 27, 2012 were $166.0 million compared to $349.6 million at October 29, 2011; see non-GAAP measures discussed herein. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

Signet maintains its $400 million Credit Facility which, at October 27, 2012 and October 29, 2011, was undrawn, with no intra-period borrowings. Signet had stand-by letters of credit of $8.2 million and $8.5 million as of October 27, 2012 and October 29, 2011, respectively.

OBLIGATIONS AND COMMITMENTS

Signet’s contractual obligations and commitments at October 27, 2012 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 28, 2012, filed with the SEC on March 22, 2012.

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

Signet’s market risk profile as of October 27, 2012 has not materially changed since January 28, 2012. The market risk profile as of January 28, 2012 is disclosed in Signet’s Fiscal 2012 Annual Report on Form 10-K, filed with the SEC on March 22, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 27, 2012.

Changes in Internal Control over Financial Reporting

During the third quarter of Fiscal 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

On October 26, 2011, Signet announced a program to repurchase up to $300 million of Signet’s Common Shares, which amount was increased on July 17, 2012 to $350 million (the “Repurchase Program”). The Repurchase Program became effective on January 16, 2012, and will last 24 months from that date. There were no repurchases of equity securities during the third quarter of Fiscal 2013. At October 27, 2012, $50,135,969 remained available for repurchases under the Repurchase Program.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits
10.1 †*	Third Amended and Restated Employment Agreement, dated August 24, 2012, between Sterling Jewelers Inc. and Ed Hrabak.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

November 20, 2012	By:	/s/ Ronald Ristau

Ronald Ristau
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)