Form 10-K
period 2013-02-02
SIGNET JEWELERS LTD
filed 2013-03-28
CIK 832988

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2013

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

Large accelerated filer  ☒         Accelerated filer  ☐        Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of July 31, 2012 was $3,552,850,908.

Number of common shares outstanding on March 22, 2013: 81,331,741

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant will incorporate by reference information required in response to Part III, Items 10-14, in its definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of February 2, 2013.

REFERENCES

Unless the context otherwise requires, references to “Signet” or the “Company,” refer to Signet Jewelers Limited (and before September 11, 2008 to Signet Group plc) and its consolidated subsidiaries. References to the “Parent Company” are to Signet Jewelers Limited. References to “Predecessor Company” are to Signet Group plc prior to the reorganization that was effected on September 11, 2008, and financial and other results and statistics for Fiscal 2008 and prior periods relate to Signet prior to such reorganization.

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

Fiscal year and fourth quarter

Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2014,” “Fiscal 2013,” “Fiscal 2012,” “Fiscal 2011,” “Fiscal 2010” and “Fiscal 2009” refer to the 52 week period ending February 1, 2014, the 53 week period ending February 2, 2013, and the 52 week periods ending January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009, respectively. As used herein, “Fiscal 2007” refers to the 53 week period ending February 3, 2007, “Fiscal 2008,” and “Fiscal 2006” refer to the 52 week periods ending February 2, 2008 and January 28, 2006, respectively. Fourth quarter references the 13 weeks ended January 28, 2012 (“prior year fourth quarter”) and the 14 weeks ended February 2, 2013 (“fourth quarter”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, risks relating to Signet being a Bermuda corporation, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, and changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions.

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

FISCAL 2013 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

OVERVIEW

Signet is the largest specialty retail jeweler by sales in the US and UK. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. Its corporate website is www.signetjewelers.com, from where documents that the Company is obliged to file or furnish with the US Securities and Exchange Commission (“SEC”) may be viewed or downloaded free of charge.

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

Signet’s US division operated 1,443 stores in all 50 states at February 2, 2013. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”). Signet acquired Ultra Stores, Inc. (“Ultra”) on October 29, 2012 (the “Ultra Acquisition”) with the primary purpose to immediately increase Signet’s share of the US outlet channel for jewelry. Based on publicly available data, Signet’s US division was the largest specialty jeweler in the US in calendar 2012.

Signet’s UK division operated 511 stores at February 2, 2013, including 14 stores in the Republic of Ireland and three in the Channel Islands. Its stores trade in major regional shopping malls and prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) as “H.Samuel,” “Ernest Jones,” and “Leslie Davis.” Based on publicly filed accounts, Signet’s UK division was the largest specialty retailer of fine jewelry in the UK in calendar 2012.

The expression of romance and appreciation through bridal jewelry and gift giving are very important to our customers, as is self reward. Management believes customers associate our brands with high quality jewelry and an outstanding customer experience. As a result, the training of sales associates to understand the customer’s requirements, communicate the value of the merchandise selected and ensure customer needs are met remains a high priority. Management increases the attraction of Signet’s store brands to customers through the use of branded differentiated and exclusive merchandise, while offering a compelling value proposition in more basic ranges. Signet accomplishes this by utilizing its supply chain and merchandising expertise, scale and balance sheet strength. Management intends to further develop national television advertising, digital media and customer relationship marketing, which it believes are the most effective and cost efficient forms of marketing available to grow its market share. Management follows the operating principles of excellence in execution; testing before investing; continuous improvement; and disciplined investment, in all aspects of the business.

STRATEGY, GOALS AND OBJECTIVES

Fiscal 2013 was an outstanding year for Signet with total sales up 6.2% and diluted earnings per share up 16.6%, driven by our sales associates who executed with excellence, discipline, and enthusiasm. In Fiscal 2013, we accelerated our real estate expansion organically and through the acquisition of Ultra. Net selling space increased 8.2%. Since inception of our share repurchase program in January 2012, we have bought back $300 million, or 7.7%, of our outstanding shares. We also increased our dividend by 20% to $0.12 per share during Fiscal 2013.

The Board believes that long-term shareholder value can be enhanced by the use of our cash resources beyond those necessary to meet the investment needs of the business and to maintain the competitive strength of the balance sheet to return additional value to shareholders.

Our goal is to further enhance Signet’s position as the market leader in both the US and the UK specialty retail jewelry markets by offering a unique customer experience and driving customer loyalty. To accomplish our goal, we will stay focused on the following:

•	Developing and training our team members to consistently enhance the retail experience of our customers.

•	Growing and developing new and existing brands and categories to delight customers.

•	Increasing our real estate growth and remodeling investment while completing the integration of Ultra.

•	Driving competitive strengths and infrastructure enhancements to enable growth.

•	Optimizing the capital structure to manage risk and make investments to drive long-term shareholder value.

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

In setting the financial objectives for Fiscal 2014, consideration was given to the US and UK economic environments. The US economy is showing signs of strengthening; however, macro-economic conditions (e.g. payroll tax increase, government fiscal policy uncertainty) remain a concern. We plan to continue to capitalize on our US market leading position and continue to make strategic investments for the future. In the UK market, we expect to maintain our leadership position. The UK economic environment is projected to be challenging. In response, we plan to continue our strategy to improve results through initiatives around merchandising, real estate optimization, channel expansion, and cost control.

Signet’s goal in Fiscal 2014 is to deliver record results building on our recent performance, while making strategic investments necessary for future growth. Financial objectives for the business in Fiscal 2014 are to:

•	Increase sales and gain profitable market share.

•	Manage gross margin by increasing sales productivity and balancing commodity cost changes.

•	Develop unique multi-channel advertising programs and support new initiatives, while appropriately managing the selling, general and administrative expense to sales ratio.

•	Invest $180 million to $195 million of capital in new stores, remodeling, the Ultra conversion, and enhancing our information and technology infrastructure to drive future growth.

Our operating divisions have the opportunity to take advantage of their competitive positions to grow sales and increase store productivity. Sales growth allows the business to strengthen relationships with suppliers, facilitates the ability to develop further branded differentiated and exclusive merchandise, improves the efficiency of our supply chain, supports marketing expense and improves operating margins. Our strong balance sheet, financial flexibility and superior operating margins allow us to take advantage of investment opportunities, including space growth and strategic developments that meet our return criteria.

BACKGROUND

Business segment

Signet’s results derive from one business segment – the retailing of jewelry, watches and associated services. The business is managed as two geographical operating divisions: the US division (82% of sales and 93% of operating income) and the UK division (18% of sales and 7% of operating income). Both divisions are managed by executive committees, which report through divisional Chief Executives to Signet’s Chief Executive Officer, who reports to the Board of Directors of Signet (the “Board”). Each divisional executive committee is responsible for operating decisions within parameters established by the Board. Detailed financial information about both divisions is found in Note 2 of Item 8.

Trademarks and trade names

Signet is not dependent on any material patents or licenses in either the US or the UK. However, it does have several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. These registered trademarks and trade names include the following in Signet’s US operations: Kay Jewelers; Kay Jewelers Outlet; Jared The Galleria Of Jewelry; JB Robinson Jewelers; Marks & Morgan Jewelers; Belden Jewelers; Shaw’s Jewelers; Osterman Jewelers; Weisfield Jewelers; LeRoy’s Jewelers; Rogers Jewelers; Goodman Jewelers; Friedlander’s Jewelers; Every kiss begins with Kay; the Leo Diamond; Peerless Diamond; Hearts Desire; Perfect Partner; and Charmed Memories. With the Ultra Acquisition, the following trademarks and trade names were acquired (“Ultra”): Ultra; Ultra Diamonds; Ultra Gold & Diamond Outlet; Ultra Diamond Outlet; Ultra Diamond & Gold Outlet; Premier Fine Jewelry; and Scamp & Scoundrel. Trademarks and trade names include the following in Signet’s UK operations: H.Samuel; Ernest Jones; Leslie Davis; Forever Diamonds; and Perfect Partner.

The value of Signet’s trademarks and trade names are material, but in accordance with US GAAP, are not reflected on its balance sheet. Their value is maintained and increased by Signet’s expenditure on training of its sales associates, marketing and store investment.

Seasonality

Signet’s sales are seasonal, with the first and second quarters each normally accounting for slightly more than 20% of annual sales, the third quarter a little under 20% and the fourth quarter for about 40% of sales, with December being by far the most important month of the year. Sales made in November and December are known as the “Holiday Season.” Due to sales leverage, Signet’s operating income is even more seasonal; about 45% to 50% of Signet’s operating income normally occurs in the fourth quarter, comprised of nearly all of the UK division’s operating income and about 40% to 50% of the US division’s operating income.

Employees

In Fiscal 2013, the average number of full-time equivalent persons employed was 17,877 (US: 14,711; UK: 3,166). Signet usually employs a limited number of temporary employees during its fourth quarter. None of Signet’s employees in the UK and less than 1% of Signet’s employees in the US are covered by collective bargaining agreements. Signet considers its relationship with its employees to be excellent.

	Year ended
	Fiscal 2013		Fiscal 2012	Fiscal 2011
Average number of employees(1)
US	14,711	(2)	13,224	12,803
UK	3,166		3,331	3,426

Total	17,877		16,555	16,229

(1)	Full-time equivalent.
(2)	US average number of employees includes 830 full-time equivalents employed by Ultra.

COMPETITION

Jewelry retailing is highly fragmented and competitive. We compete primarily against other specialty jewelers as well as other retailers that sell jewelry including department stores, discount stores, apparel outlets, and internet retailers. The jewelry category competes for customers’ share-of-wallet with other consumer sectors such as electronics, clothing and furniture, as well as travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving, but less so with regard to bridal jewelry (e.g. engagement, wedding, and anniversary). Our competitive strengths are as follows:

•	Outstanding customer experience driven by in store teams, training, after-sale service, and digital technology capabilities.

•	Successful development and growth of branded differentiated and exclusive merchandise.

•	Sector leading advertising and creative campaigns that drive high customer awareness and purchase intent.

•	High quality, diversified store base driven by disciplined real estate evaluation criteria.

•	Supply chain leadership that drives product and economic advantages.

•	In-house customer finance programs uniquely designed to support customers in the purchase of jewelry builds customer loyalty.

•	Solid financial performance and strong balance sheet provide operating flexibility and the ability to make strategic investments to further strengthen our competitive position.

US DIVISION

US market

Calendar 2011 estimates are used by Signet to understand the size and structure of the US jewelry market as the provisional estimates for calendar 2012 available at the time of filing have historically been subject to frequent and sometimes large revisions.

Total US jewelry sales, including watches and fashion jewelry, are estimated by the US Bureau of Economic Analysis (“BEA”) to have been $67.3 billion in calendar 2011 in their January 2013 data release. The US jewelry market has grown at a compound annual growth rate of 4.2% over the last 25 years to calendar 2011 with significant variation over shorter term periods.

In calendar 2011, the US jewelry market grew by an estimated 10.7% (source: BEA, January 2013). The specialty jewelry sector is estimated to have grown by 10.4% to $29.1 billion in calendar 2011 (source: US Census Bureau, January 2013). The specialty sector of the jewelry market share in calendar 2011was 43.3% as compared to 43.4% in calendar 2010. The Bureau of Labor Statistics estimated that, in calendar 2011, there were 22,237 specialty jewelry stores in the US (2010: 22,750), a reduction of 2.3% compared to the prior year.

The US division’s share of the specialty jewelry market was 10.4% in calendar 2011 (calendar 2010: 10.4%), based on the estimate by the US Census Bureau of specialty jewelry store sales.

US store brand reviews

Location of Kay, Jared, regional brand stores and Ultra by state February 2, 2013:

	Kay	Jared	Regional brand	Ultra(1)	Total
Alabama	23	1	4	1	29
Alaska	2	—	1	—	3
Arizona	14	7	2	4	27
Arkansas	8	1	—	—	9
California	69	10	4	14	97
Colorado	14	6	3	3	26
Connecticut	11	1	3	1	16
Delaware	4	1	—	1	6
Florida	68	19	11	7	105
Georgia	38	7	5	3	53
Hawaii	4	—	—	—	4
Idaho	4	1	—	—	5
Illinois	34	10	10	4	58
Indiana	23	4	7	2	36
Iowa	13	1	1	—	15
Kansas	7	2	2	1	12
Kentucky	16	2	7	—	25
Louisiana	14	2	1	2	19
Maine	5	1	1	—	7
Maryland	26	6	13	3	48
Massachusetts	23	3	7	1	34
Michigan	30	6	12	3	51
Minnesota	14	4	4	1	23
Mississippi	7	—	—	1	8
Missouri	13	4	1	3	21
Montana	3	—	—	—	3
Nebraska	5	—	—	—	5
Nevada	5	3	1	8	17
New Hampshire	9	3	4	1	17
New Jersey	22	5	—	4	31
New Mexico	5	1	—	—	6
New York	47	4	8	5	64
North Carolina	37	8	1	3	49
North Dakota	4	—	—	—	4
Ohio	55	13	34	2	104
Oklahoma	7	1	—	1	9
Oregon	14	3	2	1	20
Pennsylvania	59	7	10	7	83
Rhode Island	2	—	—	—	2
South Carolina	19	1	3	4	27
South Dakota	2	—	—	—	2
Tennessee	23	7	4	2	36
Texas	60	19	—	10	89
Utah	6	2	—	1	9
Vermont	2	—	—	—	2
Virginia	35	8	9	3	55
Washington	18	3	8	1	30
West Virginia	9	—	6	—	15
Wisconsin	15	3	5	2	25
Wyoming	2	—	—	—	2

Total	949	190	194	110	1,443

(1)	Excludes 33 Ultra licensed jewelry departments.

	Fiscal 2013		Fiscal 2012		Fiscal 2011
Total opened or acquired during the year	163		25		6
Kay	46	(1)	22	(3)	4
Jared	7		3		2
Regional brands	—		—		—
Ultra	110	(2)	—		—

Total closed during the year	(38)		(24)		(50)
Kay	(17	)(1)	(10)		(19)
Jared	—		—		—
Regional brands	(21)		(14	)(3)	(31)
Ultra	—		—		—

Total open at the end of the year	1,443		1,318		1,317
Kay	949		920		908
Jared	190		183		180
Regional brands	194		215		229
Ultra	110	(2)	—		—

Average sales per store in thousands(4)	$2,351		$2,250		$2,028
Kay	$2,002		$1,899		$1,713
Jared	$5,201		$5,157		$4,638
Regional brands	$1,292		$1,288		$1,238

Total selling square feet in thousands	2,622		2,367		2,340
Kay	1,288		1,210		1,180
Jared	923		889		875
Regional brands	241		268		285
Ultra	170	(2)	—		—

Increase (decrease) in net store space	11%		1%		(2)%

(1)	Includes five mall stores that relocated to an off-mall location in Fiscal 2013.
(2)	Excludes 33 Ultra licensed jewelry departments.
(3)	Includes two regional stores rebranded as Kay in Fiscal 2012.
(4)	Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.

Sales data by brand

		Change from previous year
Fiscal 2013	Sales (millions)	Total sales	Same store sales(2)
Kay	$1,953.3	9.3%	6.4%
Jared	$1,003.1	4.8%	1.6%
Regional brands	$271.8	(6.4)%	(3.4)%
Ultra(1)	$45.7	100.0%	—%

US	$3,273.9	7.9%	4.0%

(1)	Including 33 Ultra licensed jewelry departments.
(2)	As Fiscal 2013 includes 53 weeks, sales in the last week of the fiscal year were not included in determining same store sales.

Kay Jewelers

Kay accounted for 49% of Signet’s sales in Fiscal 2013 (Fiscal 2012: 48%) and operated 949 stores in 50 states as of February 2, 2013 (January 28, 2012: 920 stores). Since 2004, Kay has been the largest specialty retail jewelry store brand in the US, based on sales, and has subsequently increased its leadership position. Kay targets households with an income of between $35,000 and $100,000, with a midpoint target of approximately $65,000. Details of Kay’s performance over the last three years are given below:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Sales (million)	$1,953.3	$1,786.8	$1,592.9
Average sales per store (million)	$ 2.002	$1.899	$1.713
Stores at year end	949	920	908
Total selling square feet (thousands)	1,288	1,210	1,180

Kay stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space. Kay operates in regional malls and off-mall stores. Off-mall stores primarily are located in outlet malls and power centers. Management believes the off-mall concept is supported by customers in a variety of real estate locations and that increased diversification is important for growth as increasing the store count further leverages the strong Kay brand, marketing support and the central overhead.

Recent net openings and current composition are shown below:

	Stores at February 2, 2013	Net (closures) openings
		Fiscal 2013		Fiscal 2012		Fiscal 2011
Mall	763	(3	)(1)	1	(2)	(11)
Off-mall and outlet	186	32	(1)	11		(4)

Total	949	29		12		(15)

(1)	Includes five mall stores that relocated to an off-mall location in Fiscal 2013.
(2)	Includes two regional stores rebranded as Kay in Fiscal 2012.

Jared The Galleria Of Jewelry

With 190 stores in 39 states as of February 2, 2013 (January 28, 2012: 183 in 37 states), Jared is the leading off-mall destination specialty retail jewelry store chain in its sector of the market, based on sales. Jared accounted for 25% of Signet’s sales in Fiscal 2013 (Fiscal 2012: 25%). The first Jared store was opened in 1993, and, since its roll-out began in 1998, it has grown to become the fourth largest US specialty retail jewelry brand by sales. Its main competitors are independent operators, with the next two largest such chains operating 20 and 12 stores, respectively. Based on its competitive strengths, particularly its scale, management believes that Jared has significant opportunity to gain market share within this segment. An important distinction of a destination store is that the potential customer visits the store with a greater intention of making a jewelry purchase. Jared targets households with an income of between $50,000 and $150,000, with a midpoint target of approximately $100,000.

Details of Jared’s performance over the last three years are given below:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Sales (million)	$1,003.1	$956.8	$848.3
Average sales per store (million)	$5.201	$5.157	$4.638
Stores at year end	190	183	180
Total selling square feet (thousands)	923	889	875

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

The typical Jared store has about 4,800 square feet of selling space and approximately 6,000 square feet of total space. Jared locations are normally free-standing sites with high visibility and traffic flow, positioned close to major roads within shopping developments. Jared stores operate in retail centers that normally contain strong retail co-tenants, including big box, destination stores such as Bed, Bath & Beyond, Best Buy, Dick’s Sporting Goods, Home Depot and Target, as well as some smaller specialty units.

US regional brands

Signet also operates mall stores under a variety of established regional nameplates, which accounted for 7% of Signet’s sales in Fiscal 2013 (Fiscal 2012: 8%). As of February 2, 2013, 194 regional brand stores operated in 33 states (January 28, 2012: 215 stores in 33 states). The leading brands include JB Robinson Jewelers, Marks & Morgan Jewelers and Belden Jewelers. All of these regional brand stores are located in malls where there is also a Kay store, and target a similar customer. Details of the regional brands’ performance over the last three years are given below:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Sales (million)	$271.8	$290.5	$303.0
Average sales per store (million)	$1.292	$1.288	$1.238
Stores at year end	194	215	229
Total selling square feet (thousands)	241	268	285

Ultra

Signet acquired Ultra Stores, Inc. on October 29, 2012 with the primary purpose to immediately increase Signet’s share of the US outlet channel for jewelry. Ultra accounted for 1% of Signet’s sales in Fiscal 2013. At February 2, 2013, there were 110 Ultra stores and 33 Ultra licensed department stores. Ultra stores primarily operate in outlet malls and a majority of these stores will be converted into Kay Jewelers Outlets in Fiscal 2014. Details of Ultra from the date of acquisition are given below:

	Fiscal 2013
Sales (million)	$45.7
Stores at year end	110
Total selling square feet (thousands)	170	(1)

(1)	Excludes 33 Ultra licensed jewelry departments.

US eCommerce sales

The Kay and Jared websites are among the most visited in the specialty jewelry sector (source: Compete) and provide potential customers with a source of information about the merchandise available, as well as the ability to buy online. The websites are integrated with the division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the customer. A significant number of customers who buy after visiting the websites, pick up the merchandise from a store, where they can physically examine the product. The websites make an important and growing contribution to the customer experience at Kay and Jared, and are an important part of the US division’s marketing programs. In Fiscal 2013, the US division’s eCommerce sales increased by 48.0% to $101.4 million, which included $0.5 million from Ultra (Fiscal 2012: $68.5 million), and represented 3.1% of US sales (Fiscal 2012: 2.3%).

US operating review

Operating structure

While the US division operates under the Kay, Jared, Ultra and a number of regional store brands, many functions are integrated to gain economies of scale. For example, store operations have a separate dedicated field management team for the mall store brands, Jared and the in-store repair function, while there is a combined diamond sourcing function.

US customer experience and human resources

In specialty jewelry retailing, the level and quality of customer service is a key competitive advantage because nearly every in-store transaction involves the sales associate taking out a piece of jewelry or a watch from a display case and presenting it to the customer. Therefore the ability to recruit, train and retain qualified sales associates is important in determining sales, profitability and the rate of net store space growth. Consequently, the US division has in place comprehensive recruitment, training and incentive programs and uses employee and customer satisfaction surveys to monitor and improve performance. A continual priority of the US division is to improve the quality of the customer experience. To enhance customer service, the US division is increasingly using sales-enhancing technology, including customer-assisted selling systems. These computerized tools enable a sales associate to better assist a potential customer to make a purchase decision. Investment in the digital environment such as websites, mobile applications and social media, further adds to the customer’s shopping choices.

US merchandising and purchasing

Management believes that merchandise selection, availability, and value are critical success factors for a specialty retail jeweler. In the US business, the range of merchandise offered and the high level of inventory availability are supported centrally by extensive and continuous research and testing. Best-selling products are identified and replenished rapidly through analysis of sales by stock keeping unit. This approach enables the US division to deliver a focused assortment of merchandise to maximize sales and inventory turn, and minimize the need for discounting. Management believes that the US division is better able than its competitors to offer greater value and consistency of merchandise, due to its supply chain strengths discussed below. In addition, in recent years management has continued to develop, refine and execute a strategy to increase the proportion of branded differentiated and exclusive merchandise sold, in response to customer demand.

The scale and information systems available to management and the gradual evolution of jewelry fashion trends allow for the careful testing of new merchandise in a range of representative stores. This enables management to make more informed investment decisions about which merchandise to select, thereby increasing the US division’s ability to satisfy customers’ requirements while reducing the likelihood of having to discount merchandise.

Merchandise mix

US division merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	%	%	%
Diamonds and diamond jewelry	74	73	75
Gold & silver jewelry, including charm bracelets	11	12	10
Other jewelry	9	8	8
Watches	6	7	7

	100	100	100

The celebration of life and the expression of romance and appreciation are primary motivators for the purchase of jewelry and watches. In the US division, the bridal category, which includes engagement, wedding and anniversary purchases, is estimated by management to account for about 50% of merchandise sales, and is predominantly diamond jewelry. The bridal category is believed by management to be more stable than the other reasons for buying jewelry, but is still dependent on the economic environment as customers can trade up or down price points depending on their available budget. Outside of the bridal category, jewelry and watch purchases, including for gift giving, have a much broader merchandise mix. Gift giving is particularly important during the Holiday Season, Valentine’s Day and Mother’s Day.

A further categorization of merchandise is branded differentiated and exclusive, third-party branded and core merchandise. Core merchandise includes items and styles, such as solitaire rings and diamond stud earrings, which are uniquely designed, as well as items that are generally available from other jewelry retailers. It also includes styles such as diamond fashion bracelets, rings and necklaces. Within this category, the US division has many exclusive designs of particular styles and provides high quality merchandise with great value to customers. Third-party branded merchandise includes mostly watches, but also includes ranges such as charm bracelets produced by Pandora™. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available in other specialty jewelry retailers.

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

•

Tolkowsky®, an ideal cut diamond “Invented by Tolkowsky Perfected by Tolkowsky” TM. The collection was tested in Fiscal 2011 and its availability was expanded to the majority of Kay stores during Fiscal 2012 and rolled out to Jared stores in Fiscal 2013;

•

Neil Lane Bridal®, a vintage-inspired bridal collection by the celebrated jewelry designer Neil Lane. The collection was tested in Fiscal 2011 and its availability was expanded to all stores during Fiscal 2012. Neil Lane DesignsTM, hand-crafted diamond rings, earrings and necklaces inspired by Hollywood’s glamorous past. This collection was tested in early Fiscal 2013 and expanded to all Kay, Jared and regional brand stores during Fiscal 2013; and

•

Shades of WonderTM, rare, natural color diamonds, unique wonders of Australia in captivating fashion designs. Tested in late Fiscal 2011 and expanded to all Kay, Jared and regional brand stores during Fiscal 2013.

Direct sourcing of rough diamonds

Management continues to take steps to strengthen its direct sourcing of rough diamonds. In Fiscal 2013, Signet was appointed by Rio Tinto as a Select Diamontaire sightholder, as well as entered into other supplier agreements, marking a significant development in Signet’s long-term diamond sourcing capabilities. This means that Signet is able to buy rough diamonds directly and then have the stones marked, cut and polished on a contract basis. Signet’s objective is to expand this activity and secure additional, reliable and consistent supplies of diamonds for our customers while achieving further efficiencies in the supply chain.

Direct sourcing of polished diamonds

Signet purchases loose polished diamonds on the world markets and outsources the casting, assembly and finishing operations to third parties. In addition, Signet mounts stones in settings purchased from manufacturers. In combination, these account for 43% of Signet’s diamond merchandise. By using these approaches, the cost of merchandise is reduced, and the consistency of quality is maintained, enabling the US division to provide better value to the customer, which helps to increase market share and achieve higher gross merchandise margins. The contract manufacturing strategy also allows Signet’s buyers to gain a detailed understanding of the manufacturing cost structures and, in turn, leverage that knowledge with regard to negotiating better prices for the supply of finished products.

Sourcing of finished merchandise

Merchandise is purchased as a finished product where the item is complex, the merchandise is considered likely to have a less predictable sales pattern or where the labor cost can be reduced. This method of buying inventory provides the opportunity to reserve inventory held by vendors and to make returns or exchanges with the supplier, thereby reducing the risk of over- or under-purchasing.

Management believes that the division’s scale and strong balance sheet enables it to purchase merchandise at a lower price, and on better terms, than most of its competitors.

Merchandise held on consignment

Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and obsolescence, and provides the flexibility to return non-performing merchandise. At February 2, 2013, the US division held $227.7 million (January 28, 2012: $141.0 million) of merchandise on consignment which included $57.9 million of consignment inventory held by Ultra, see Note 11 of Item 8.

Suppliers

In Fiscal 2013, the five largest suppliers collectively accounted for approximately 23% (Fiscal 2012: 21%) of the US division’s total purchases, with the largest supplier accounting for approximately 6% (Fiscal 2012: 6%). The US division directly transacts business with suppliers on a worldwide basis at various stages of the supply chain, with diamond cutting and jewelry manufacturing being predominantly carried out in Asia.

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

Raw materials and the supply chain

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a much lesser extent, other precious and semi-precious metals and stones. Diamonds account for about 55%, and gold about 15%, of the US division’s cost of merchandise sold, respectively.

The ability of Signet to increase retail prices to reflect higher commodity costs varies, and an inability to increase retail prices could result in lower profitability. Signet has, over time, been able to increase prices to reflect changes in commodity costs due to the visibility of cost increases and the turn of inventory.

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

The largest product category sold by Signet is diamonds and diamond jewelry. The supply and price of diamonds in the principal world markets are influenced by a single entity, the Diamond Trading Company (“DTC”), a subsidiary of De Beers Consolidated Mines Limited, although its market share has been decreasing. Changes in government policy in a number of African diamond producing countries have caused significant changes in the structure of the diamond supply chain in recent years. In addition, there are changes in the ownership of diamond mines and further major changes are likely.

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

Other sales

While repair and design services represent less than 10% of sales, they account for approximately 30% of transactions and have been identified by management as an important opportunity to build customers loyalty. All Jared stores have a highly visible jewelry repair center, which is open the same hours as the store. The repair centers meet the repair requirements of the store in which they are located and also provide the same service for the US division’s mall brand stores. As a result, nearly all customer repairs are performed in-house, unlike most other chain jewelers, which do this through sub-contractors. The repair and design function has its own field management and training structure.

The US division sells, as a separate item, a lifetime repair service plan for jewelry. These plans cover services such as ring sizing, refinishing and polishing, rhodium plating white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise. Such work is performed in-house.

US multi-channel capabilities

In Fiscal 2013, significant investments and initiatives were completed to drive growth across all of Signet’s selling channels. New Kay and Jared websites with improved functionality in product search and navigation were re-launched in October 2012, increasing product selection by ten times. Fully transactional enhanced mobile sites for Kay and Jared were also launched in October 2012. Other initiatives in sales-enhancing technology included digital tablets in all Kay and Jared stores. Signet made significant investments in social media, as customer shopping practices require Signet to provide leading technology applications. Kay and Jared fan base and followers on Facebook and Twitter continue to climb and social media outlets are driving more traffic to Signet’s eCommerce sites.

Virtual inventory

Signet’s supplier relationships allow it to display suppliers’ inventories on the Jared and Kay websites for sale to customers without holding the items in its inventory until the products are ordered by customers, which are referred to as “virtual inventory”. Virtual inventory expands the choice of merchandise available to customers both online and in-store. Virtual inventory reduces the division’s investment in inventory while increasing the selection available to the customer.

US marketing and advertising

Management believes customers’ confidence in our retail brands, store brand name recognition and advertising of branded differentiated and exclusive ranges, are important factors in determining buying decisions in the specialty jewelry sector where the majority of merchandise is unbranded. Therefore, the US division continues to strengthen and promote its brands by delivering superior customer service and building brand name recognition. The marketing channels used include television, digital media, radio, print, catalog, direct mail, telephone marketing, point of sale signage and in-store displays.

While marketing activities are undertaken throughout the year, the level of activity is concentrated at periods when customers are expected to be most receptive to marketing messages, which is ahead of Christmas Day, Valentine’s Day and Mother’s Day. A significant majority of the expenditure is spent on national television advertising, which is used to promote the Kay and Jared store brands. Within such advertisements, Signet also promotes certain merchandise ranges, in particular its branded differentiated and exclusive merchandise and other branded products. During Fiscal 2013, the US division continued to have the leading share of relevant marketing messages (“share of voice”) within the US jewelry sector.

Statistical and technology-based systems are employed to support a customer relationship marketing program that uses a proprietary database of nearly 26 million names to build customer loyalty and strengthen the relationship with customers through mail, telephone and eMail communications. The program targets current customers with special savings and merchandise offers during key sales periods. In addition, invitations to special in-store promotional events are extended throughout the year.

Given the size of the marketing budgets for Kay and Jared, management believes this has increased the US division’s competitive marketing advantage. The ability to advertise branded differentiated and exclusive merchandise on national television is of growing importance. The US division’s three year record of gross advertising spending is given below:

	Fiscal 2013		Fiscal 2012	Fiscal 2011
Gross advertising spending (million)	$224.3	(1)	$188.4	$161.5
Percent of US sales (%)	6.9		6.2	5.9

(1)	Includes $12.4 million impact from the 53rd week. Excluding this week, gross advertising expense as a percentage of US sales would have been 6.5%.

US real estate

Management has specific operating and financial criteria that have to be satisfied before investing in new stores or renewing leases on existing stores. Substantially all the stores operated by Signet in the US are leased. In Fiscal 2013, net store space increased 11% due to the Ultra acquisition and new store growth (Fiscal 2012: increase 1%). The greatest opportunity for new stores is in locations outside traditional covered regional malls.

Recent investment in the store portfolio is set out below:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
New store capital investment	$29.1	$10.9	$3.2
Remodels and other store capital investment	48.3	40.1	25.6

Total store capital investment(1)	$77.4	$51.0	$28.8

(1)	Excludes the Ultra Acquisition.

US customer finance

Management believes that in the US jewelry market, offering finance facilities to the customer provides a significant advantage to the retailer and that managing the process in-house is a competitive strength of Signet’s US division. The US division:

•

establishes credit policies that take into account the overall impact on the business. In particular, the US division’s objective is to facilitate the sale of jewelry and to collect the outstanding credit balance as quickly as possible, minimizing risk and enabling the customer to make additional jewelry purchases using the credit facility. In contrast, management believes that many financial institutions focus on earning interest by maximizing the outstanding credit balance;

•	utilizes proprietary authorization and collection models, which consider information on the behavior of the division’s customers;

•	allows management to establish and implement service standards appropriate for the business;

•	provides a database of regular customers and their spending patterns;

•	facilitates investment in systems and management of credit offerings appropriate for the business; and

•	maximizes cost effectiveness by utilizing in-house capability.

The various customer finance programs assist in establishing and enhancing customer loyalty and complement the marketing strategy by enabling a greater number of purchases, higher units per transaction and greater value sales.

In addition to interest-bearing transactions that involve the use of in-house customer finance, a portion of credit sales are made using interest-free financing for one year, subject to certain conditions. In most US states, customers are offered optional third-party credit insurance.

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

Allowances for uncollectible amounts are recorded as a charge to cost of goods sold in the income statement. The allowance is calculated using factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy, as well as an allowance for those 90 days aged and under based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

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

Customer financing statistics (1)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Total sales (million)	$3,273.9	$3,034.1	$2,744.2
Credit sales (million)	$1,862.9	$1,702.3	$1,486.3
Credit sales as % of total US sales(2)	56.9%	56.1%	54.2%
Net bad debt expense (million)(3)	$122.4	$103.1	$114.6
Net bad debt to total US sales	3.7%	3.4%	4.2%
Net bad debt to US credit sales	6.6%	6.1%	7.7%
Late charge income (million)(4)	$27.5	$23.2	$23.0
Interest income from in-house customer finance programs (million)(5)	$159.7	$125.4	$109.6
Opening receivables (million)	$1,155.5	$995.5	$921.5
Closing receivables (million)	$1,280.6	$1,155.5	$995.5
Number of active credit accounts at year end	1,173,053	1,107,043	989,697
Average outstanding account balance at year end	$1,110	$1,068	$1,029
Average monthly collection rate	12.4%	12.7%	12.6%
Period end bad debt allowance to period end receivables(1)	6.8%	6.8%	6.8%

(1)	See Notes 2 and 10, Item 8.
(2)	Including any deposits taken at the time of sale.
(3)	Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(4)	Late charge income represent fees charged to customers for late payments and is recorded within gross margin on the consolidated income statement.
(5)	See Note 3, Item 8. Primary component of other operating income, net, on the consolidated income statement.

Customer financing administration

Authorizations and collections are performed centrally at the US divisional head office. The majority of credit applications are processed and approved automatically after being initiated via in-store terminals or online through the US division’s websites. The remaining applications are reviewed by the division’s credit authorization personnel. All applications are evaluated by proprietary credit scoring models. Collections focus in on a quality customer experience using risk-based calling and strategic account segmentation. Investments are geared towards best in class technology, system support and strategy analytics with the objective of maximizing effectiveness.

Third-party credit sales

In addition to in-house credit sales, the US stores accept major bank cards. Sales made exclusively using third-party bank cards accounted for approximately 35% of total US sales during Fiscal 2013 (Fiscal 2012: 35%).

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

The US division plans to invest approximately $40 million in information systems in Fiscal 2014 (Fiscal 2013: $32.5 million). The planned increase reflects the conversion of Ultra to the division’s management information systems and investments in sales-enhancing technology, both in-store and in the digital environment, and in information technology designed to improve the effectiveness and efficiency of the division’s operations.

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

UK market

The UK market includes specialty retail jewelers and general retailers who sell jewelry and watches, such as catalog showrooms, department stores, supermarkets, mail order catalogs, and internet based retailers. The retail jewelry market is very fragmented and competitive, with a substantial number of independent specialty jewelry retailers. Management believes there are approximately 5,400 specialty retail jewelry stores in the UK as of December 2012, broadly similar to the prior year (source: Local Data Company).

In the middle market, H.Samuel competes with a large number of independent jewelers, only one of which has more than 100 stores. Some competition, at the lower end of the H.Samuel product range, also comes from a catalog showroom operator, discount jewelry retailers and supermarkets, some of whom have more stores than H.Samuel.

In the upper middle market, Ernest Jones competes with independent specialty retailers and a limited number of other upper middle market chains, the largest three of which had 119, 64 and 37 stores, respectively, at February 2, 2013.

UK store brand reviews

Sales data by brand

		Change from previous year
Fiscal 2013	Sales (millions)	Total sales	Sales at constant exchange rates(1)(2)	Same store sales(3)
H.Samuel	£243.4	(0.5)%	0.1%	0.2%
Ernest Jones(4)	£202.8	(1.1)%	(0.5)%	0.3%

UK	£446.2	(0.8)%	(0.2)%	0.3%

(1)	Non-GAAP measure, see Item 6.
(2)	The exchange translation impact on the total sales of H.Samuel was (0.6)%, and for Ernest Jones (0.6)%.
(3)	As Fiscal 2013 includes 53 weeks, sales in the last week of the fiscal year were not included in determining same store sales.
(4)	Includes stores selling under the Leslie Davis nameplate.

H.Samuel

H.Samuel accounted for 10% of Signet’s sales in Fiscal 2013 (Fiscal 2012: 10%), and is the largest specialty retail jewelry store brand in the UK by number of stores. With over 150 years of jewelry heritage, it serves the core middle market and its customers typically have an annual household income of between £15,000 and £40,000. The typical store selling space is 1,100 square feet.

H.Samuel has increasingly focused on larger store formats in regional shopping centers, reflecting the customer’s changing shopping patterns away from stand alone high street locations. The number of H.Samuel stores in smaller markets has therefore declined as leases expire.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Sales (million)	£243.4	£243.1	£240.9
Average sales per store (million)(1)	£0.713	£0.719	£0.705
Stores at year end	318	337	338
Total selling square feet (thousands)	344	361	361

(1)	Including only stores operated for the full fiscal year and calculated on a 52-week basis.

H.Samuel store data

	Fiscal 2013		Fiscal 2012		Fiscal 2011
Number of stores:
Opened during the year	—		2	(2)	—
Closed during the year	(19	)(1)	(3)		(9)
Open at year end	318		337		338

(1)	Includes one H.Samuel store rebranded as Ernest Jones.
(2)	Includes one Ernest Jones store rebranded as H.Samuel.

Ernest Jones

Ernest Jones accounted for 8% of Signet’s sales in Fiscal 2013 (Fiscal 2012: 9%), and is the second largest specialty retail jewelry store brand in the UK by number of stores. It serves the upper middle market and its customers typically have an annual household income of between £30,000 and £50,000. The typical store selling space is 900 square feet.

Ernest Jones has also increasingly focused on larger store formats in regional shopping centers that drive higher traffic as compared to stand alone high street location, so as to offer a wider range of jewelry and prestige watch agencies. The number of Ernest Jones stores in smaller markets has therefore declined as leases expire.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Sales (million)	£202.8	£203.8	£206.1
Average sales per store (million)(1)	£1.003	£1.026	£1.041
Stores at year end	193	198	202
Total selling square feet (thousands)	172	172	173

(1)	Including only stores operated for the full fiscal year and calculated on a 52-week basis.

Ernest Jones store data(1)

	Fiscal 2013		Fiscal 2012		Fiscal 2011
Number of stores:
Opened during the year	1	(2)	2		—
Closed during the year	(6)		(6	)(3)	(3)
Open at year end	193		198		202

(1)	Including Leslie Davis stores.
(2)	Includes one H.Samuel store rebranded to Ernest Jones.
(3)	Includes one Ernest Jones store rebranded to H.Samuel.

UK eCommerce sales

H.Samuel’s website, www.hsamuel.co.uk, is the most visited UK specialty jewelry website and Ernest Jones’ website, www.ernestjones.co.uk, is the second most visited (source: Hitwise). The websites provide potential customers with a source of information on merchandise available, as well as the ability to buy online. The websites are integrated with the division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the customer. The websites make an important and growing contribution to the customer experience of H.Samuel and Ernest Jones, as well as to the UK division’s marketing programs. In the third quarter of 2013, the Ernest Jones website had a full creative redesign. In Fiscal 2013, the UK division’s

eCommerce sales increased by 20.1% to £17.9 million (Fiscal 2012: £14.9 million), and represented 4.0% of UK sales (Fiscal 2012: 3.3%). In addition, the UK division made significant investments in social media, as customer shopping practices require Signet to provide leading technology applications.

UK operating review

Operating structure

Signet’s UK division operates as two brands with a single support structure and distribution center.

UK customer experience and human resources

Management regards the customer experience as an essential element in the success of its business, and the division’s scale enables it to invest in industry-leading training and in the digital environment. The Signet Jewellery Academy, a multi-year program and framework for training and developing standards of capability, is operated for all sales associates. It utilizes a training system developed by the division called the “Amazing Customer Experience” (“ACE”). An ACE Index customer feedback survey gives a reflection of customers’ experiences and forms part of the monthly performance statistics that are monitored on a store by store basis. In addition to capability, we know that the customer experience is dependent on staff engagement.

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

Merchandise mix

UK division merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	%	%	%
Diamonds and diamond jewelry	28	27	28
Gold and silver jewelry, including charm bracelets	20	22	23
Other jewelry	13	13	12
Watches	33	31	30
Gift category	6	7	7

	100	100	100

The UK division has a different merchandise weighting to that of the US division, with watches representing 33% of merchandise sales. Bridal jewelry is estimated by management to account for approximately 25% of the UK division’s merchandise sales, with gold wedding bands being an important element.

Direct sourcing

The UK division employs contract manufacturers for about 20% (Fiscal 2012: 20%) of the diamond merchandise sold, thereby achieving cost savings. Approximately 16% of the UK business’s gold jewelry is manufactured on a contract basis through a buying office in Vicenza, Italy.

Suppliers

Merchandise is purchased from a range of suppliers and manufacturers and economies of scale and buying power continued to be achieved by combining the purchases of H.Samuel and Ernest Jones. In Fiscal 2013, the five largest of these suppliers (four watch and one jewelry) together accounted for approximately 30% of total UK division purchases (Fiscal 2012: approximately 35%), with the largest accounting for around 8%.

Foreign exchange and merchandise costs

Fine gold and loose diamonds account for about 15% and 10%, respectively, of the merchandise cost of goods sold. The prices of these are determined by international markets and the pound sterling to US dollar exchange rate. The other major category of goods purchased is watches, where the pound sterling cost is influenced by the Swiss franc exchange rate. In total, about 20% of goods purchased are made in US dollars. The pound sterling to US dollar exchange rate also has a significant indirect impact on the UK division’s cost of goods sold for other merchandise.

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

UK marketing and advertising

The UK division has strong, well-established brands and leverages them with advertising (television, print and online), catalogs and the development of customer relationship marketing techniques. Few of its competitors have sufficient scale to utilize all these marketing methods efficiently. Marketing campaigns are designed to reinforce and develop further the distinct brand identities and to expand the overall customer base and improve customer loyalty. H.Samuel used television advertising in the fourth quarter and during Fiscal 2013 expanded customer relationship marketing. For Ernest Jones, expenditure is focused on print and customer relationship marketing. Print and online advertising are important marketing tools for both H.Samuel and Ernest Jones. The UK division’s three year record of gross advertising spending is given below:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Gross advertising spending (million)	£13.5	£12.6	£10.7
Percent of UK sales (%)	3.0	2.8	2.4

UK real estate

In Fiscal 2013, total store capital expenditure was £8.7 million (Fiscal 2012: £6.9 million), as a result of an increased investment in remodels and expansions.

UK customer finance

In Fiscal 2013, approximately 5% (Fiscal 2012: 4%) of the division’s sales were made through a customer finance program provided through a third party. Signet does not provide this service itself in the UK as the demand for customer finance is of insufficient scale. Sales made using third-party bank cards were approximately 69% of sales (Fiscal 2012: 68%).

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

The UK division plans to invest approximately £3 million in information systems in Fiscal 2014 (Fiscal 2013: £3.5 million). The planned expenditure reflects investments in sales-enhancing technology, both in-store and in the digital environment, and in information technology designed to improve the effectiveness and efficiency of the division’s execution.

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

Spending on goods that are, or are perceived to be “luxuries”, such as jewelry, is discretionary and is affected by general economic conditions. Therefore, a decline in consumer spending, whether due to adverse changes in the economy, changes in tax policy or other factors that reduce our customers’ demand for our products, may unfavorably impact Signet’s future sales and earnings

Jewelry purchases are discretionary and are dependent on consumers’ perceptions of general economic conditions, particularly as jewelry is often perceived to be a luxury purchase. Adverse changes in the economy and periods when discretionary spending by consumers may be under pressure could unfavorably impact sales and earnings.

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

As 18% of Signet’s sales are accounted for by its UK division, and economic conditions in the eurozone, including the ongoing sovereign debt crisis in Europe, have a significant impact on the UK economy even though the UK is not a member. Therefore developments in the eurozone could adversely impact trading in the UK division. In addition, developments in the eurozone could also adversely impact the US economy.

More than half of US sales are made utilizing customer finance provided by Signet. Therefore any deterioration in the consumers’ financial position could adversely impact sales and earnings

Any significant deterioration in general economic conditions or increase in consumer debt levels may inhibit consumers’ use of credit and decrease the consumers’ ability to satisfy Signet’s requirement for access to customer finance and could in turn have an adverse effect on the US division’s sales. Furthermore, any downturn in general or local economic conditions, in particular an increase in unemployment in the markets in which the US division operates, may adversely affect its collection of outstanding accounts receivable, its net bad debt charge and hence earnings.

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

As Signet has material cash balances, it is exposed to counterparty credit risks

At February 2, 2013, Signet had cash and cash equivalents of $301.0 million (January 28, 2012: $486.8 million). Signet holds its cash and cash equivalents predominantly in ‘AAA’ rated liquidity funds and in various bank accounts. If an institution or fund in which Signet invests its cash and cash equivalents were to default or become insolvent, Signet may be unable to recover these amounts or obtain access to them in a timely manner.

Movements in the pound sterling to US dollar exchange rates impact the results and balance sheet of Signet

Signet publishes its consolidated annual financial statements in US dollars. It held approximately 88% of its total assets in US dollars at February 2, 2013 and generated approximately 82% of its sales and 94% of its operating income in US dollars for the fiscal year then ended. Nearly all the remaining assets, sales and operating income are in the UK pounds sterling. Therefore its results and balance sheet are subject to fluctuations in the exchange rate between the pound sterling and the US dollar. Accordingly, any decrease in the weighted average value of the pound sterling against the US dollar would decrease reported sales and operating income.

The average exchange rate is used to prepare the income statement and is calculated from the weekly average exchange rates weighted by sales of the UK division. Due to seasonality, Signet’s results are particularly impacted by movements in the fourth quarter of its fiscal year.

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

Fluctuations in the availability and pricing of commodities, particularly polished diamonds and gold, which account for the majority of Signet’s merchandise costs, could adversely impact its earnings and cash availability

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones. In particular, diamonds account for about 45% of Signet’s merchandise costs, and gold about 16% in Fiscal 2013.

In Fiscal 2013, polished diamond prices were less variable as compared to Fiscal 2012, when the cost of diamonds increased markedly in the first half of the year, reaching record levels. Diamond costs decreased in the second half of Fiscal 2012, but remained significantly above those of Fiscal 2009. In the fourth quarter of Fiscal 2010 and during Fiscal 2011, the price of polished diamonds purchased by Signet increased but remained below Fiscal 2009 levels. Due to the sharp global decline in demand for diamonds in the second half of Fiscal 2009, and in the first six months of Fiscal 2010, particularly in the US, which accounts for about 40% of worldwide demand, the supply chain was overstocked with polished diamonds. Combined with the reduced levels of credit availability, the over-supply of diamonds resulted in decreases in the price of loose polished diamonds of all sizes and qualities. This was particularly marked in diamonds larger, and of better quality, than the type that Signet typically purchases.

Industry forecast indicates that over the medium and longer term, the demand for diamonds will probably increase faster than the growth in supply, particularly as a result of growing demand in countries such as China and India. Therefore the cost of diamonds is anticipated to rise over time, although fluctuations in price are likely to continue to occur. The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on diamond prices, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. A major source of rough diamonds is being developed in

Zimbabwe, and the impact of this, including the availability and price of diamonds, is unknown. Both the European Union and US have sanctions that impact trading of diamonds mined in Zimbabwe.

While jewelry manufacturing is the major final demand for gold, management believes that the cost of gold is predominantly driven by investment transactions which have resulted in a significant increase in its cost over the past seven years. Although the price of gold has relatively stabilized over the past three years and particularly in the last year, Signet’s cost of merchandise and potentially its earnings may be adversely impacted by investment market considerations that cause the price of gold to significantly escalate again.

Diamonds are the largest product category sold by Signet. The supply and price of diamonds in the principal world markets are influenced by a single entity—the Diamond Trading Company (“DTC”), a subsidiary of De Beers Consolidated Mines Limited (“De Beers”). The DTC’s share of the diamond supply chain has decreased over recent years, which may result in more volatility in rough diamond prices. In 2012, Anglo American plc (“Anglo American”) increased its ownership from 45% to 85% in De Beers. It is uncertain what, if any, impact of this transaction may have on De Beers.

The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds which could occur as a result of disruption to the Kimberley Process, could adversely affect Signet, as well as the retail jewelry market as a whole. In 2012, the Kimberley Process chaired by the United States, initiated a process to review ways to strengthen and reform the Kimberley Process, including reviewing the definition of a conflict diamond. In January 2013, South Africa became the chair, and the review process is expected to continue. However, the current Kimberley Process decision making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. In addition to the Kimberley Process, the supply of diamonds to the US and the UK is also impacted by certain governmental trade sanctions imposed on Zimbabwe.

The possibility of constraints in the supply of diamonds of a size and quality Signet requires to meet its merchandising requirements may result in changes in Signet’s supply chain practices, for example its rough sourcing initiative. In addition, Signet may from time to time choose to hold more inventory, to purchase raw materials at an earlier stage in the supply chain or enter into commercial agreements of a nature that it currently does not use. Such actions could require the investment of cash and/or additional management skills. Such actions may not result in the expected returns and other projected benefits anticipated by management.

An inability to increase retail prices to reflect higher commodity costs would result in lower profitability. Historically jewelry retailers have been able, over time, to increase prices to reflect changes in commodity costs. However, in general, particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices. As Signet uses an average cost inventory methodology, volatility in its commodity costs may also result in a time lag before cost increases are reflected in retail prices. There is no certainty that such price increases will be sustainable, so downward pressure on gross margins and earnings may occur. In addition, any sustained increases in the cost of commodities could result in the need to fund a higher level of inventory or changes in the merchandise available to the customer.

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules will only cover less than 1% of annual worldwide gold production (based upon current estimates), the final rules require Signet and other jewelry retailers and manufacturers that file with the SEC to exercise reasonable due diligence in determining the country of origin of the statutorily designated minerals that are used in products sold by Signet in the US and elsewhere. Signet must first report to the SEC on our country of origin inquiries, our due diligence measures, the results of those activities, and our related determinations in May 2014. Compliance with the rules will likely add to Signet’s costs, but management does not expect this increase to be material. There may be reputational risks with customers and other stakeholders if Signet, due to the complexity of the global supply chain, is unable to sufficiently verify the origin for the relevant metals. Also, if the responses of parts of Signet’s supply chain to the verification requests are adverse, it may harm Signet’s ability to obtain merchandise and add to compliance costs. The final rules also cover tungsten, which is contained in a small proportion of items that are sold by Signet. Other minerals, such as diamonds, could be added to those currently covered by these rules.

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

An inability to recruit, train, motivate and retain suitably qualified sales associates could adversely impact sales and earnings

In specialty jewelry retailing, the level and quality of customer service is a key competitive factor as nearly every in-store transaction involves the sales associate taking a piece of jewelry or a watch out of a display case and presenting it to the potential customer. Competition for suitable individuals or changes in labor and healthcare laws could require us to incur higher labor costs. Therefore an inability to recruit, train, motivate and retain suitably qualified sales associates could adversely impact sales and earnings.

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

The inability to rent stores that satisfy management’s operational and financial criteria could harm sales, as could changes in locations where customers shop

Signet’s results are dependent on a number of factors relating to its stores. These include the availability of desirable property, the demographic characteristics of the area around the store, the design, and maintenance of the stores, the availability of attractive locations within the shopping center that also meet the operational and financial criteria of management, the terms of leases and Signet’s relationship with major landlords. The US division leases 18% of its store locations from Simon Property Group. Signet has no other relationship with any lessor relating to 10% or more of its store locations. If Signet is unable to rent stores that satisfy its operational and financial criteria, or if there is a disruption in its relationship with its major landlords, sales could be adversely affected.

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

Security breaches and other disruptions to Signet’s information technology infrastructure and databases could interfere with Signet’s operations, and could compromise Signet’s and its customers’ and suppliers’ information, exposing Signet to liability which would cause Signet’s business and reputation to suffer

Signet operates in multiple channels and, in the US division, maintains its own customer finance operation. Signet is also increasingly using mobile devices, social networks and other online activities to connect with customers, staff and other stakeholders. Therefore, in the ordinary course of business, Signet relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, merchandise distribution, customer invoicing and collection of payments. Signet uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, Signet collects and stores sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of Signet’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to Signet’s business operations and strategy. Despite security measures and business continuity plans, Signet’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise Signet’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage Signet’s reputation, which could adversely affect Signet’s business. In addition, it could harm Signet’s ability to execute its business and adversely impact sales, costs and earnings.

An adverse decision in legal proceedings and/or tax matters could reduce earnings

In March 2008, private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in U.S. District Court for the Southern District of New York, which has been referred to private arbitration. In September 2008, the US Equal Employment Opportunities Commission filed a lawsuit against Sterling in U.S. District Court for the Western District of New York. Sterling denies the allegations from both parties and has been defending these cases vigorously. If, however, it is unsuccessful in either defense, Sterling could be required to pay substantial damages. At this point, no outcome or amount of loss is able to be estimated. See Note 22 in Item 8.

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

Failure to comply with changes in law and regulations could adversely affect the business

Signet’s policies and procedures are designed to comply with all applicable laws and regulations. Changing legal and regulatory requirements have increased the complexity of the regulatory environment in which the business operates and the cost of compliance. Failure to comply with the various regulatory requirements may result in damage to Signet’s reputation, civil and criminal liability, fines and penalties, and further increase the cost of regulatory compliance. Changes in tax legislation, for example, the elimination of LIFO for US tax accounting purposes, could adversely impact cash flow.

Investors may face difficulties in enforcing proceedings against Signet Jewelers Limited as it is domiciled in Bermuda.

It is doubtful whether courts in Bermuda would enforce judgments obtained by investors in other jurisdictions, including the US and the UK, against the Parent Company or its directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against the Parent Company or its directors or officers under the securities laws of other jurisdictions.

Any difficulty executing an acquisition, a business combination or a major business initiative may result in expected returns and other projected benefits from such an exercise not being realized

Any difficulty in executing an acquisition, a business combination or a major business initiative, including its direct diamond sourcing capabilities, may result in expected returns and other projected benefits from such an exercise not being realized. The acquisition of companies with operating margins lower than that of Signet may cause an overall lower operating margin for Signet. A significant transaction could also disrupt the operation of its current activities. Signet’s current borrowing agreements place certain limited constraints on its ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions.

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

US property

Substantially all of Signet’s US stores are leased. In addition to a minimum annual rental, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2013, most of the division’s mall stores only made base rental payments. Under the terms of a typical lease, the US business is required to conform and maintain its usage to agreed standards, including meeting required advertising expenditure as a percentage of sales, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall. The initial term of a mall store lease is generally ten years. Towards the end of a lease, management evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where management is uncertain whether the location will meet management’s required return on investment, but the store is profitable, the leases may be renewed for one to three years during which time the store’s performance is further evaluated. There are typically about 200 such mall brand stores at any one time. Jared stores are normally opened on 20 year leases with options to extend the lease, and rents are not sales related. A refurbishment of a Jared store is normally undertaken every ten years. At February 2, 2013, the average unexpired lease term of US leased premises was five years, and over 65% of these leases had terms expiring within five years. The cost of refitting a store is similar to the cost of fitting out a new store which is typically between $350,000 and $400,000 for a mall location and between $1,500,000 and $2,000,000 for a Jared store. Management expects that about 70 new stores (about 58 Kay and 12 Jared) will be opened during Fiscal 2014. In Fiscal 2013, the level of major store refurbishment increased with 80 locations, including 18 Jared locations, being completed (Fiscal 2012: 70, including 16 Jared locations). It is anticipated that refurbishment activity in Fiscal 2014 will involve 76 stores, including about 7 Jared locations. In addition, management expects to convert the majority of the 110 Ultra stores to Kay Jewelers Outlets. The investment will be financed by cash flow from operating activities.

The US division leases 18% of its store locations from Simon Property Group. The US division has no other relationship with any lessor relating to 10% or more of its store locations. At February 2, 2013, the US division had 2.62 million square feet of selling space (January 28, 2012: 2.37 million).

During the past five fiscal years, the US business generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s US operations.

A 340,000 square foot head office and distribution facility is leased in Akron, Ohio through 2032. An 86,000 square foot office building next door to the head office is also leased through 2032, to which Signet relocated its credit operations to in Fiscal 2013. A 39,000 square foot repair center was opened in Akron, Ohio during Fiscal 2006 and is owned by a subsidiary of Signet.

UK property

At February 2, 2013, Signet’s UK division operated from six freehold premises, two premises where the lease had a remaining term in excess of 25 years and 509 other leasehold premises. The division’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible Signet is shortening the length of new leases that it enters into, or including break clauses in order to improve the flexibility of its lease commitments. At February 2, 2013, the average unexpired lease term of UK premises with lease terms of less than 25 years was seven years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value. For details of assigned leases and sublet premises see Note 22 of Item 8.

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

The UK division has no relationship with any lessor relating to 10% or more of its store locations. At February 2, 2013, the UK division has 0.52 million square feet of selling space (January 28, 2012: 0.53 million).

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

Certain corporate functions are located in a 3,350 square foot office in London, on a ten year lease which was entered into in Fiscal 2013.

Distribution capacity

Both divisions have sufficient capacity to meet their current needs.

ITEM 3.	LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 22 of Item 8.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

The principal trading market for the Company’s Common Shares is the NYSE (symbol: SIG). The Company also maintains a standard listing of its Common Shares on the London Stock Exchange (symbol: SIG).

The following table sets forth the high and low share price on each stock exchange for the periods indicated.

	New York Stock Exchange Price per share		London Stock Exchange Price per share
	High	Low	High	Low
	$		£
Fiscal 2012
First quarter	46.50	41.18	28.85	25.74
Second quarter	48.01	40.45	29.86	24.78
Third quarter	44.52	31.26	27.83	19.36
Fourth quarter	47.38	41.49	30.44	26.13
Full year	48.01	31.26	30.44	19.36

Fiscal 2013
First quarter	51.26	44.55	32.03	28.14
Second quarter	49.29	41.27	30.58	26.43
Third quarter	51.71	42.60	31.97	27.30
Fourth quarter	63.43	51.24	40.31	31.70
Full year	63.43	41.27	40.31	26.43

Number of holders

As of March 22, 2013, there were 11,865 shareholders of record.

Dividend policy

On March 22, 2012, Board declared a 20% increase in our first quarter dividend, resulting in an increase from $0.10 to $0.12 per Signet Common Share. For Fiscal 2013, dividends of $0.12 per Common Share were paid on May 29, 2012, August 28, 2012, November 26, 2012 and February 27, 2013. For Fiscal 2012, dividends of $0.10 per Common Share were paid on November 28, 2011 and February 27, 2012. Future payments of quarterly dividends will be based on Signet’s ability to satisfy all applicable statutory and regulatory requirements and its continued financial strength. Any future payment of cash dividends will depend upon such factors as Signet’s earnings, capital requirements, financial condition, financing agreement restrictions, and other factors deemed relevant by the Board.

Repurchases of equity securities

On October 26, 2011, Signet announced a program to repurchase up to $300 million of Signet’s Common Shares, which amount was increased on July 17, 2012 to $350 million (the “Repurchase Program”). The Repurchase Program became effective on January 16, 2012, and will last 24 months from that date. There were no repurchases of equity securities during the fourth quarter of Fiscal 2013. At February 2, 2013, $50,135,969 remained available for repurchases under the Repurchase Program.

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

The following graph compares the cumulative total return to holders of Signet’s Common Shares against the cumulative total return of the Russell 1000 Index and Dow Jones General Retailers Index for the five year period ended February 2, 2013. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s Common Shares and the respective indices on February 2, 2008 through February 2, 2013 including reinvestment of any dividends, and is adjusted to reflect a 1-for-20 share consolidation in September 2008.

Exchange controls

The Parent Company is classified by the Bermuda Monetary Authority as a non-resident of Bermuda for exchange control purposes. The transfer of Common Shares between persons regarded as resident outside Bermuda for exchange control purposes may be effected without specific consent under the Exchange Control Act of 1972 and regulations thereunder and the issue of Common Shares to persons regarded as resident outside Bermuda for exchange control purposes may be effected without specific consent under the Exchange Control Act of 1972 and regulations thereunder. Issues and transfers of Common Shares involving any person regarded as resident in Bermuda for exchange control purposes may require specific prior approval under the Exchange Control Act of 1972.

The owners of Common Shares who are ordinarily resident outside Bermuda are not subject to any restrictions on their rights to hold or vote their shares. Because the Parent Company has been designated as a non-resident for Bermuda exchange control purposes, there are no restrictions on its ability to transfer funds in and out of Bermuda or to pay dividends to US residents who are holders of Common Shares, other than in respect of local Bermuda currency.

Company/Index	Jan-08	Jan-09	Jan-10	Jan-11	Jan-12	Jan-13
Signet Jewelers Limited	$100.00	$27.81	$108.06	$167.78	$180.83	$254.09
Russell 1000 Index	$100.00	$62.12	$83.76	$103.32	$107.43	$126.99
Dow Jones U.S. General Retailers Index	$100.00	$68.62	$95.74	$113.96	$126.63	$158.81

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

The summaries provide general guidance to US holders (as defined below) who hold Common Shares as capital assets (within the meaning of section 1221 of the US Internal Revenue Code of 1986, as amended (the “US Code”)) and to persons resident, ordinarily resident and domiciled for tax purposes in the UK who hold Common Shares as an investment, and not to any holders who are taxable in the UK on a remittance basis or who are subject to special tax rules, such as banks, financial institutions, broker-dealers, persons subject to mark-to-market treatment, UK resident individuals who hold their Common Shares under a personal equity plan, persons that hold their Common Shares as a position in part of a straddle, conversion transaction, constructive sale or other integrated investment, US holders whose “functional currency” is not the US dollar, persons who received their Common Shares by exercising employee share options or otherwise as compensation, persons who have acquired their Common Shares by virtue of any office or employment, S corporations or other pass-through entities (or investors in S corporations or other passthrough entities), mutual funds, insurance companies, tax-exempt organizations, US holders subject to the alternative minimum tax, certain expatriates or former long- term residents of the US, and US holders that directly or by attribution hold 10% or more of the voting power of the Parent Company’s shares. This summary does not address US federal estate tax, state or local taxes, or the recently enacted Medicare tax on investment income.

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

The Parent Company is incorporated in Bermuda. The directors intend to conduct the Parent Company’s affairs such that, based on current law and practice of the relevant tax authorities, the Parent Company will not become resident for tax purposes in any other territory. This guidance is written on the basis that the Parent Company does not become resident in a territory other than Bermuda.

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

Dividends and other distributions upon Common Shares

Distributions made with respect to Common Shares will generally be includable in the income of a US holder as ordinary dividend income, to the extent paid out of current or accumulated earnings and profits of the Parent Company as determined in accordance with US federal income tax principles. The amount of such dividends will generally be treated partly as US-source and partly as foreign-source dividend income, for US foreign tax credit purposes, in proportion to the earnings from which they are considered paid for as long as 50% or more of the Parent Company’s shares are directly or indirectly owned by US persons. Dividend income received from the Parent Company will not be eligible for the “dividends received deduction” generally allowed to US corporations under the US Code. Subject to applicable limitations, including a requirement that the Common Shares be listed for trading on the NYSE, the NASDAQ Stock Market, or another qualifying US exchange, dividends with respect to Common Shares so listed that are paid to non-corporate US holders will generally be taxable at a current maximum tax rate of 20%.

Sale or exchange of Common Shares

Gain or loss realized by a US holder on the sale or exchange of Common Shares generally will be subject to US federal income tax as capital gain or loss in an amount equal to the difference between the US holder’s tax basis in the Common Shares and the amount realized on the disposition. Such gain or loss will be long-term capital gain or loss if the US holder held the Common Shares for more than one year. Gain or loss, if any, will generally be US source for foreign tax credit purposes. The deductibility of capital losses is subject to limitations. Non-corporate US holders are eligible for a current maximum 20% long-term capital gains taxation rate.

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

Passive foreign investment company status

A non-US corporation will be classified as a passive foreign investment company (a “PFIC”) for any taxable year if at least 75% of its gross income consists of passive income (such as dividends, interest, rents, royalties or gains on the disposition of certain minority interests), or at least 50% of the average value of its assets consists of assets that produce, or are held for the production of, passive income. For the purposes of these rules, a non US corporation is considered to hold and receive directly its proportionate share of the assets and income of any other corporation of whose shares it owns at least 25% by value. Consequently, the Parent Company’s classification under the PFIC rules will depend primarily upon the composition of its assets and income.

If the Parent Company is characterized as a PFIC, US holders would suffer adverse tax consequences, and US federal income tax consequences different from those described above may apply. These consequences may include having gains realized on the disposition of Common Shares treated as ordinary income rather than capital gain and being subject to punitive interest charges on certain distributions and on the proceeds of the sale or other disposition of Common Shares. The Parent Company believes that it is not a PFIC and that it will not be a PFIC for the foreseeable future. However, since the tests for PFIC status depend upon facts not entirely within the Parent Company’s control, such as the amounts and types of its income and values of its assets, no assurance can be provided that the Parent Company will not become a PFIC. US holders should consult their own tax advisers regarding the potential application of the PFIC rules to Common Shares.

New reporting requirement

Certain US Holders that hold certain specified foreign financial assets generally in excess of $50,000 must file IRS Form 8938 annually. Penalties apply to failure to file this form. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-US person, any financial instrument or contract held for investment that has an issuer or counterparty other than a US person and any interest in a foreign entity. US holders may be subject to these reporting requirements unless their Common Shares are held in an account at a domestic financial institution. Investors are urged to consult their own tax advisors regarding the possible implications of this recently enacted legislation on their investment in Signet’s Common Shares.

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

Subject to anti-avoidance rules and the satisfaction of certain conditions, UK resident shareholders who are within the charge to UK corporation tax will in general not be subject to corporation tax on dividends paid by the Parent Company on the Common Shares.

A UK resident individual shareholder who is liable to UK income tax at no more than the basic rate will be liable to income tax on dividends paid by the Parent Company on the Common Shares at the dividend ordinary rate (10% in tax year 2012/13). A UK resident individual shareholder who is liable to UK income tax at the higher rate will be subject to income tax on the dividend income at the dividend upper rate (32.5% in 2012/13). A further rate of income tax (the “additional rate”) will apply to individuals with taxable income over a certain threshold, which is currently £150,000 for 2012/13. A UK resident individual shareholder subject to the additional rate will be liable to income tax on their dividend income at the rate of 42.5% (in 2012/13) of the gross dividend to the extent that the gross dividend when treated as the top slice of the shareholder’s income falls above the current £150,000 threshold. As of April 6, 2013, the dividend additional rate will be reduced from 42.5% to 37.5%.

UK resident individuals in receipt of dividends from the Parent Company, if they own less than a 10% shareholding in the Parent Company, will be entitled to a non-payable dividend tax credit (currently at the rate of 1/9th of the cash dividend paid (or 10% of the aggregate of the net dividend and related tax credit)). Assuming that there is no withholding tax imposed on the dividend (as to which see the section on Bermuda taxation below), the individual is treated as receiving for UK tax purposes gross income equal to the cash dividend plus the tax credit. The tax credit is set against the individual’s tax liability on that gross income. The result is that a UK resident individual shareholder who is liable to UK income tax at no more than the basic rate will have no further UK income tax to pay on a Parent Company dividend. A UK resident individual shareholder who is liable to UK income tax at the higher rate will have further UK income tax to pay of 22.5% of the dividend plus the related tax credit (or 25% of the cash dividend, assuming that there is no withholding tax imposed on that dividend). A UK resident individual subject to income tax at the additional rate for 2012/13 will have further UK income tax to pay of 32.5% of the dividend plus the tax credit (or 36 1/9% of the cash dividend, assuming that there is no withholding tax imposed on that dividend), to the extent that the gross dividend falls above the threshold for the 50% rate of income tax.

A UK resident individual subject to income tax at the additional rate for 2013/14 will have further UK income tax to pay of 27.5% of the dividend plus the tax credit (or 30 5/9% of the cash dividend, assuming that there is no withholding tax imposed on that dividend), to the extent that the gross dividend falls above the threshold for the 45% rate of income tax.

Individual shareholders who hold their Common Shares in an ISA and are entitled to ISA-related tax relief in respect of the same will not be taxed on the dividends from those Common Shares but are not entitled to recover the tax credit on such dividends from HMRC.

Stamp duty/stamp duty reserve tax (“SDRT”)

In practice, stamp duty should generally not need to be paid on an instrument transferring Common Shares. No SDRT will generally be payable in respect of any agreement to transfer Common Shares or Depositary Interests. The statements in this paragraph summarize the current position on stamp duty and SDRT and are intended as a general guide only. They assume that the Parent Company will not be UK managed and controlled and that the Common Shares will not be registered in a register kept in the UK by or on behalf of the Parent Company. The Parent Company has confirmed that it does not intend to keep such a register in the UK.

Bermuda taxation

At the present time, there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by the Parent Company or by its shareholders in respect of its Common Shares. The Parent Company has obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 31, 2035, be applicable to it or to any of its operations or to its shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by it in respect of real property owned or leased by it in Bermuda.

ITEM 6. SELECTED	CONSOLIDATED FINANCIAL DATA

The financial data included below for Fiscal 2013, Fiscal 2012 and Fiscal 2011 have been derived from the audited consolidated financial statements included in Item 8. The financial data for these periods should be read in conjunction with the financial statements, including the notes thereto, and Item 7. The financial data included below for Fiscal 2010 and Fiscal 2009 have been derived from the previously published consolidated audited financial statements not included in this document.

FINANCIAL DATA:	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(in millions)
Income statement:
Sales	$3,983.4	$3,749.2	$3,437.4	$3,273.6	$3,328.0
Cost of sales	(2,446.0)	(2,311.6)	(2,194.5)	(2,208.0)	(2,262.2)

Gross margin	1,537.4	1,437.6	1,242.9	1,065.6	1,065.8
Selling, general and administrative expenses	(1,138.3)	(1,056.7)	(980.4)	(916.5)	(969.2)
Impairment of goodwill	—	—	—	—	(516.9)
Relisting costs	—	—	—	—	(10.5)
Other operating income, net	161.4	126.5	110.0	115.4	119.2

Operating income (loss)	560.5	507.4	372.5	264.5	(311.6)
Interest expense, net	(3.6)	(5.3)	(72.1)	(34.0)	(29.2)

Income (loss) before income taxes	556.9	502.1	300.4	230.5	(340.8)
Income taxes	(197.0)	(177.7)	(100.0)	(73.4)	(61.8)

Net income (loss)	$359.9	$324.4	$200.4	$157.1	$(402.6)

Income statement:	(as a percent to sales)
Sales	100.0	100.0	100.0	100.0	100.0
Cost of sales	(61.4)	(61.7)	(63.8)	(67.4)	(68.0)

Gross margin	38.6	38.3	36.2	32.6	32.0
Selling, general and administrative expenses	(28.6)	(28.2)	(28.5)	(28.0)	(29.1)
Impairment of goodwill	—	—	—	—	(15.5)
Relisting costs	—	—	—	—	(0.3)
Other operating income, net	4.1	3.4	3.1	3.5	3.5

Operating income (loss)	14.1	13.5	10.8	8.1	(9.4)
Interest expense, net	(0.1)	(0.1)	(2.1)	(1.1)	(0.8)

Income (loss) before income taxes	14.0	13.4	8.7	7.0	(10.2)
Income taxes	(5.0)	(4.7)	(2.9)	(2.2)	(1.9)

Net income (loss)	9.0	8.7	5.8	4.8	(12.1)

Per share data:
Earnings (loss) per share: basic	$4.37	$3.76	$2.34	$1.84	$(4.72)
diluted	$4.35	$3.73	$2.32	$1.83	$(4.72)
Weighted average common shares outstanding:
basic	82.3	86.2	85.7	85.3	85.2
diluted	82.8	87.0	86.4	85.7	85.2
Dividends declared per share	$0.48	$0.20	—	—	$1.45

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
(in millions)
Balance sheet:
Total assets	$3,715.8	$3,611.4	$3,089.8	$3,044.9	$3,064.5
Total liabilities	(1,385.9)	(1,332.3)	(1,150.8)	(1,341.3)	(1,541.8)

Total shareholders’ equity	2,329.9	2,279.1	1,939.0	1,703.6	1,522.7
Working capital	2,164.2	2,158.3	1,831.3	1,814.3	1,677.4
Cash and cash equivalents	301.0	486.8	302.1	316.2	96.8
Loans and overdrafts	—	—	(31.0)	(44.1)	(187.5)
Long-term debt	—	—	—	(280.0)	(380.0)

Net cash (debt) (1)	$301.0	$486.8	$271.1	$(7.9)	$(470.7)
Common shares outstanding	81.4	86.9	86.2	85.5	85.3

Cash flow:
Net cash provided by operating activities	$312.7	$325.2	$323.1	$515.3	$164.4
Net cash used in investing activities	(190.9)	(97.8)	(55.6)	(43.5)	(113.3)
Net cash (used in) provided by financing activities	(308.1)	(40.0)	(282.3)	(251.6)	36.9

(Decrease) increase in cash and cash equivalents	$(186.3)	$187.4	$(14.8)	$220.2	$88.0
Ratios:
Operating margin	14.1%	13.5%	10.8%	8.1%	(9.4)%
Effective tax rate	35.4%	35.4%	33.3%	31.8%	(18.1)%
ROCE(1)	28.1%	28.6%	23.0%	15.0%	10.6%

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
Store data:
Store numbers (at end of period)
US	1,443	1,318	1,317	1,361	1,401
UK	511	535	540	552	558
Percentage increase (decrease) in same store sales
US	4.0%	11.1%	8.9%	0.2%	(9.6)%
UK	0.3%	0.9%	(1.4)%	(2.4)%	(3.3)%
Signet	3.3%	9.0%	6.7%	(0.4)%	(8.1)%
Number of employees (full-time equivalents)	17,877 (2)	16,555	16,229	16,320	16,915

(1)	Net cash (debt) and ROCE are non-GAAP measures, see “GAAP and non-GAAP Measures” below.
(2)	Number of employees includes 830 full-time equivalents employed by Ultra.

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

(a) Fiscal 2013 percentage change in results at constant exchange rates

	Fiscal 2013	Fiscal 2012	Change	Impact of exchange rate movement	Fiscal 2012 at constant exchange rates (non-GAAP)	Fiscal 2013 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	3,273.9	3,034.1	7.9	—	3,034.1	7.9
UK	709.5	715.1	(0.8)	(4.5)	710.6	(0.2)

	3,983.4	3,749.2	6.2	(4.5)	3,744.7	6.4
Cost of sales	(2,446.0)	(2,311.6)	(5.8)	3.0	(2,308.6)	(6.0)

Gross margin	1,537.4	1,437.6	6.9	(1.5)	1,436.1	7.1
Selling, general and administrative expenses	(1,138.3)	(1,056.7)	(7.7)	1.2	(1,055.5)	(7.8)
Other operating income, net	161.4	126.5	27.6	—	126.5	27.6

Operating income (loss):
US	547.8	478.0	14.6	—	478.0	14.6
UK	40.0	56.1	(28.7)	(0.4)	55.7	(28.2)
Unallocated	(27.3)	(26.7)	(2.2)	0.1	(26.6)	(2.6)

	560.5	507.4	10.5	(0.3)	507.1	10.5
Interest expense, net	(3.6)	(5.3)	32.1	—	(5.3)	32.1

Income before income taxes	556.9	502.1	10.9	(0.3)	501.8	11.0
Income taxes	(197.0)	(177.7)	(10.9)	0.1	(177.6)	(10.9)

Net income	359.9	324.4	10.9	(0.2)	324.2	11.0

Basic earnings per share	$4.37	$3.76	16.2	$—	$3.76	16.2
Diluted earnings per share	$4.35	$3.73	16.6	$—	$3.73	16.6

(b) Fourth quarter Fiscal 2013 percentage change in results at constant exchange rates

	14 weeks ended February 2, 2013	13 weeks ended January 28, 2012	Change	Impact of exchange rate movement	13 weeks ended January 28, 2012 at constant exchange rates (non-GAAP)	14 weeks ended February 2, 2013 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	1,244.9	1,090.1	14.2	—	1,090.1	14.2
UK	268.4	263.7	1.8	6.7	270.4	(0.7)

	1,513.3	1,353.8	11.8	6.7	1,360.5	11.2
Cost of sales	(876.2)	(790.6)	(10.8)	(5.1)	(795.7)	(10.1)

Gross margin	637.1	563.2	13.1	1.6	564.8	12.8
Selling, general and administrative expenses	(410.9)	(348.8)	(17.8)	(2.3)	(351.1)	(17.0)
Other operating income, net	41.5	29.5	40.7	—	29.5	40.7

Operating income (loss):
US	227.5	191.0	19.1	—	191.0	19.1
UK	48.8	58.5	(16.6)	(0.5)	58.0	(15.9)
Unallocated	(8.6)	(5.6)	(53.6)	(0.2)	(5.8)	(48.3)

	267.7	243.9	9.8	(0.7)	243.2	10.1
Interest expense, net	(1.1)	(1.5)	26.7	—	(1.5)	26.7

Income before income taxes	266.6	242.4	10.0	(0.7)	241.7	10.3
Income taxes	(94.8)	(85.8)	10.5	0.2	(85.6)	10.7

Net income	171.8	156.6	9.7	(0.5)	156.1	10.1

Basic earnings per share	$2.13	$1.81	17.7	$—	$1.81	17.7
Diluted earnings per share	$2.12	$1.79	18.4	$—	$1.79	18.4

(c) Fiscal 2012 percentage change in results at constant exchange rates

	Fiscal 2012	Fiscal 2011	Change	Impact of exchange rate movement	Fiscal 2011 at constant exchange rates (non-GAAP)	Fiscal 2012 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	3,034.1	2,744.2	10.6	—	2,744.2	10.6
UK	715.1	693.2	3.2	22.4	715.6	(0.1)

	3,749.2	3,437.4	9.1	22.4	3,459.8	8.4
Cost of sales	(2,311.6)	(2,194.5)	(5.3)	(15.2)	(2,209.7)	4.6

Gross margin	1,437.6	1,242.9	15.7	7.2	1,250.1	15.0
Selling, general and administrative expenses	(1,056.7)	(980.4)	7.8	(6.2)	(986.6)	7.1
Other operating income, net	126.5	110.0	15.0	—	110.0	15.0

Operating income, net:
US	478.0	342.7	39.5	—	342.7	39.5
UK	56.1	57.0	(1.6)	1.9	58.9	(4.8)
Unallocated	(26.7)	(27.2)	1.8	(0.9)	(28.1)	5.0

	507.4	372.5	36.2	1.0	373.5	35.9
Interest expense, net	(5.3)	(72.1)	92.6	—	(72.1)	92.6

Income before income taxes	502.1	300.4	67.1	1.0	301.4	66.6
Income taxes	(177.7)	(100.0)	77.7	(0.3)	(100.3)	77.2

Net income	324.4	200.4	61.9	0.7	201.1	61.3

Basic earnings per share	$3.76	$2.34	60.7	$0.01	$2.35	60.0
Diluted earnings per share	$3.73	$2.32	60.8	$0.01	$2.33	60.1

(d) Fourth quarter Fiscal 2012 percentage change in results at constant exchange rates

	13 weeks ended January 28, 2012	13 weeks ended January 29, 2011	Change	Impact of exchange rate movement	13 weeks ended January 29, 2011 at constant exchange rates (non-GAAP)	13 weeks ended January 28, 2012 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	1,090.1	1,007.0	8.3	—	1,007.0	8.3
UK	263.7	263.5	0.1	(2.9)	260.6	1.2

	1,353.8	1,270.5	6.6	(2.9)	1,267.6	6.8
Cost of sales	(790.6)	(752.0)	5.1	3.3	(748.7)	5.6

Gross margin	563.2	518.5	8.6	0.4	518.9	8.5
Selling, general and administrative expenses	(348.8)	(336.7)	3.6	1.4	(335.3)	4.0
Other operating income, net	29.5	28.7	2.8	—	28.7	2.8

Operating income, net
US	191.0	167.9	13.8	—	167.9	13.8
UK	58.5	55.3	5.8	1.8	57.1	2.5
Unallocated	(5.6)	(12.7)	55.9	—	(12.7)	55.9

	243.9	210.5	15.9	1.8	212.3	14.9
Interest expense, net	(1.5)	(50.9)	97.1	—	(50.9)	97.1

Income before income taxes	242.4	159.6	51.9	1.8	161.4	50.2
Income taxes	(85.8)	(54.2)	58.3	(0.6)	(54.8)	56.6

Net income	156.6	105.4	48.6	1.2	106.6	46.9

Basic earnings per share	$1.81	$1.23	47.2	$0.02	$1.25	44.8
Diluted earnings per share	$1.79	$1.21	47.9	$0.03	$1.24	44.4

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

(a) Fiscal 2011 reconciliation to underlying results

	Fiscal 2011	Impact of Make Whole Payment	Fiscal 2011 underlying (non-GAAP)
(in millions, except per share amounts)
Operating income	$372.5	$—	$372.5
Interest expense, net	(72.1)	47.5	(24.6)

Income before income taxes	300.4	47.5	347.9
Income taxes	(100.0)	(18.0)	(118.0)

Net income	$200.4	$29.5	$229.9

Basic earnings per share:	$2.34	$0.34	$2.68
Diluted earnings per share:	$2.32	$0.34	$2.66

3. Net cash

Net cash is the total of cash and cash equivalents less loans, overdrafts and long-term debt, and is helpful in providing a measure of the total indebtedness of the business.

	February 2, 2013	January 28, 2012	January 29, 2011
(in millions)
Cash and cash equivalents	$301.0	$486.8	$302.1
Long-term debt	—	—	—
Loans and overdrafts	—	—	(31.0)

Net cash	$301.0	$486.8	$271.1

4. Return on capital employed excluding goodwill (“ROCE”)

ROCE is calculated by dividing the 52-week annual operating income by the average quarterly capital employed and is expressed as a percentage. Capital employed includes accounts and other receivables, inventories, intangible assets excluding goodwill, property and equipment, other assets, accounts payable, accrued expenses and other current liabilities, other liabilities, deferred revenue and retirement benefit asset/obligation. This is a key performance indicator used by management for assessing the effective operation of the business and is considered a useful disclosure for investors as it provides a measure of the return on Signet’s and the divisions’ operating assets.

5. Free cash flow

Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property and equipment, net. It has been calculated both before and after the Make Whole Payment. Management considers that this is helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow does not represent the residual cash flow available for discretionary expenditure.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Net cash provided by operating activities	$312.7	$325.2	$323.1
Purchase of property and equipment, net	(134.2)	(97.8)	(55.6)

Free cash flow, including Make Whole Payment(1)	178.5	227.4	267.5
Make Whole Payment	—	—	47.5

Free cash flow, excluding Make Whole Payment	$178.5	$227.4	$315.0

(1)	In Fiscal 2011, a make whole payment of $47.5 million was paid as a result of the prepayment of private placement notes outstanding.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, risks relating to Signet being a Bermuda corporation, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, and changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions.

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

Exchange translation impact

The average exchange rate is used to prepare the income statement and is calculated from the weekly average exchange rates weighted by sales of the UK division. This means that results are particularly impacted by movements in the fourth quarter of its fiscal year, with the exchange rate in the first four weeks of December having the largest effect on the average exchange rate used. A movement in the year to date exchange rate from that in the prior quarter in a particular fiscal year, will result in that quarter’s results being impacted by adjustments to sales and costs in prior quarters to reflect the changed year to date exchange rate. This can have a particularly noticeable impact on Signet’s results for the third quarter as the results for the third quarter are close to break-even. In addition, as the UK division’s selling, administrative and general expenses are spread more evenly between quarters than its sales, these expenses can be particularly impacted in the fourth quarter. In Fiscal 2014, it is anticipated a one cent movement in the pound sterling to US dollar exchange rate would impact income before income tax by approximately $0.3 million.

Fiscal 2013 overview

Similar to many other retailers, Signet follows the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of Fiscal 2013 (the “53rd week”). The 53rd week added $56.4 million in net sales and decreased diluted earnings per share by approximately $0.02 for both the quarter and Fiscal 2013. The 53rd week is not included in same-store sales calculations.

The Fiscal 2013 results were led by a same store sales increase of 3.3% compared to an increase of 9.0% in Fiscal 2012; total sales were up by 6.2% to $3,983.4 million compared to $3,749.2 million in Fiscal 2012 and operating margin improved by 60 basis points to 14.1% compared to 13.5% in Fiscal 2012. Operating income and diluted earnings per share increased to $560.5 million compared to $507.4 million in Fiscal 2012 and $4.35 per share compared to $3.73 in Fiscal 2012, up by 10.5% and 16.6% respectively.

At February 2, 2013 and January 28, 2012, Signet had no long-term debt and cash and cash equivalents of $301.0 and $486.8 million, respectively. Signet repurchased 6.4 million shares at an average cost of $44.70 per share, which represented 7.4% of the shares outstanding at the start of Fiscal 2013, as compared to 0.3 million shares at an average cost of $49.57 in Fiscal 2012.

Drivers of operating profitability

The key drivers of operating profitability are:

•	sales performance;

•	gross margin;

•	level of selling, general and administrative expenses;

•	balance between the change in same store sales and sales from new store space; and

•

movements in the US dollar to pound sterling exchange rate, as 18% of Signet’s sales and approximately 6% of operating income, including unallocated costs, were generated in the UK in Fiscal 2013 and Signet reports its results in US dollars.

These and other drivers are discussed more fully below.

Sales

Sales performance in both the US and UK divisions is driven by the change in same store sales and net store space. Same store sales growth is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year. Sales from stores that have been open for less than 12 months, including acquisitions, are excluded from the comparison until their 12-month anniversary. Sales from the 12-month anniversary onwards are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic market, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Sales to employees are also excluded. Comparisons at divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. eCommerce sales are included in the calculation of sales for the period and the comparative figures from the anniversary of the launch of the relevant website. Same store sales exclude the 53rd week in the fiscal year in which it occurs. Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry.

A new US store typically has sales ranging from 70% to 75% of a five year old store, and will only contribute to sales for part of the fiscal year in which it is opened. Store openings are usually planned to occur in the third quarter, and store closures in January, although this does not always occur. When investing in new space, management has stringent operating and financial criteria. US net space increased 11% in Fiscal 2013, of which 7% related to the Ultra Acquisition, and increased by 1% in Fiscal 2012. In the UK, there has typically been a decline in space as the division has exited from retail markets where operation no longer meets the economic criteria established by management due to growth in regional malls. The UK space decreased by 3% in Fiscal 2013 as compared to no space change in Fiscal 2012.

Net change in store selling space

	US	UK	Signet
Fiscal 2013:
Openings or acquistions	158 (1)	—	158
Closures	(33)	(24)	(57)
Net change in store selling space	11%	(3)%	8%
Fiscal 2012:
Openings	23	3	26
Closures	(22)	(8)	(30)
Net change in store selling space	1%	0%	1%
Fiscal 2011:
Openings	6	—	6
Closures	(50)	(12)	(62)
Net change in store selling space	(2)%	(2)%	(2)%

(1)	Includes Ultra stores and excludes 33 Ultra licensed jewelry departments.

Cost of sales and gross margin

Cost of sales includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to the distribution center and to stores, inventory shrinkage, store operating and occupancy costs, net bad debt expense and charges for late payments under the US customer finance program. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. As the classification of cost of sales or selling, general and administrative expenses varies from retailer to retailer and few retailers have in-house customer finance programs, Signet’s gross margin percentage may not be directly comparable to other retailers.

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

Important factors that impact gross margin are the cost of diamonds and gold and our ability to adjust prices to offset such costs. In the US division, about 55% of the cost of merchandise sold is accounted for by polished diamonds and about 15% is accounted for by gold. In the UK division, diamonds and gold account for about 10% and about 15%, respectively, of the cost of merchandise sold, and watches for about 45%. The pound sterling to US dollar exchange rate also has a material impact as a significant proportion of the merchandise sold in the UK is purchased in US dollars. Signet uses gold and currency hedges to reduce its exposure to market volatility in the cost of gold and the pound sterling to US dollar exchange rate, but is not able to do so for diamonds. For gold and currencies, the hedging period can extend to 24 months, although the majority of hedge contracts will normally be for a maximum of 12 months.

The price of diamonds varies depending on their size, cut, color and clarity. During Fiscal 2011, polished diamond prices increased from prior levels, fluctuated during Fiscal 2012 and were less variable during Fiscal 2013. Demand for diamonds is primarily driven by the manufacture and sale of diamond jewelry and their future price is uncertain.

The cost of gold, while volatile, had steadily increased during fiscal years 2009 through 2012, primarily reflecting increased investment demand rather than changes in the usage for jewelry manufacture. During Fiscal 2013, although the cost of gold remained volatile, the overall cost of gold was little changed from Fiscal 2012 with an average cost of $1,671 per troy ounce in January 2013 compared to an average cost of $1,657 per troy ounce in January 2012. The future price of gold is uncertain.

Signet uses an average cost inventory methodology and, as jewelry inventory turns slowly, the impact of movements in the cost of diamonds and gold takes time to be fully reflected in the gross margin. As inventory turn is faster in the fourth quarter than in the other three quarters, changes in the cost of merchandise are more quickly reflected in the gross margin in that quarter. Furthermore, Signet’s hedging activities result in movements in the purchase cost of merchandise taking some time before being reflected in the gross margin. An increase in inventory turn would accelerate the rate at which commodity costs impact gross margin.

Account receivables comprise a large volume of transactions with no one customer representing a significant balance. The net US bad debt expense includes an estimate of the allowance for losses as of the balance sheet date. The allowance is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy, as well as an allowance for those 90 days aged and under based on historical loss information and payment performance. Management believes that the primary drivers of the net US bad debt to total US sales ratio are the accuracy of the proprietary consumer credit scores used when granting customer finance, the procedures used to collect the outstanding balances, US credit sales as a percentage of total US sales and the rate of change in the level of unemployment in the US economy.

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

Other operating income

Other operating income is predominantly interest income arising from in-house customer finance provided to Signet’s customers by the US division. Its level is dependent on the rate of interest charged, the credit program selected by the customer and the level of outstanding balances. The level of outstanding balances is dependent on the sales of the US division, the proportion of sales that use the in-house customer finance and the monthly collection rate.

Operating income

To maintain operating income, Signet needs to achieve same store sales growth sufficient to offset any adverse movement in gross margin, any increase in operating costs, the impact of any immature selling space and any adverse changes in other operating income. Same store sales growth above the level required to offset the factors outlined above allows the business to achieve leverage of its cost base and improve operating income. Slower sales growth or a sales decline would normally result in reduced operating income. When foreseen, such as through the US division’s cost saving measures implemented in Fiscal 2010, Signet may be able to reduce costs to help offset the impact of slow or negative sales growth. A key factor in driving operating income is the level of average sales per store, with higher productivity allowing leverage of expenses incurred in performing store and central functions. The acquisition of companies with operating margins lower than that of Signet may cause an overall lower operating margin for Signet.

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

Results of operations

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Sales	$3,983.4	$3,749.2	$3,437.4
Cost of sales	(2,446.0)	(2,311.6)	(2,194.5)

Gross margin	1,537.4	1,437.6	1,242.9
Selling, general and administrative expenses	(1,138.3)	(1,056.7)	(980.4)
Other operating income, net	161.4	126.5	110.0

Operating income	560.5	507.4	372.5
Interest expense, net	(3.6)	(5.3)	(72.1)

Income before income taxes	556.9	502.1	300.4
Income taxes	(197.0)	(177.7)	(100.0)

Net income	$359.9	$324.4	$200.4

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in the statements of consolidated income:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(% to sales)
Sales	100.0	100.0	100.0
Cost of sales	(61.4)	(61.7)	(63.8)

Gross margin	38.6	38.3	36.2
Selling, general and administrative expenses	(28.6)	(28.2)	(28.5)
Other operating income, net	4.1	3.4	3.1

Operating income	14.1	13.5	10.8
Interest expense, net	(0.1)	(0.1)	(2.1)

Income before income taxes	14.0	13.4	8.7
Income taxes	(5.0)	(4.7)	(2.9)

Net income	9.0	8.7	5.8

The following table sets forth for the periods indicated, the underlying income before income taxes adjusted for the Make Whole Payment:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Operating income	$560.5	$507.4	$372.5
Interest expense, net	(3.6)	(5.3)	(72.1)
Add Make Whole Payment(1)	—	—	47.5

Underlying income before income taxes(2)	$556.9	$502.1	$347.9

(1)	In Fiscal 2011, a make whole payment of $47.5 million was paid as a result of the prepayment of private placement notes outstanding.
(2)	Non-GAAP measure, see Item 6.

COMPARISON OF FISCAL 2013 TO FISCAL 2012

Summary of Fiscal 2013

•	Total sales: up 6.2% to $3,983.4 million

•	Same store sales: up 3.3%

•	Operating income: up 10.5% to $560.5 million

•	Operating margin: increased to 14.1%, up 60 basis points

•	Diluted earnings per share: up 16.6% to $4.35

In Fiscal 2013, Signet’s same store sales increased by 3.3%, compared to an increase of 9.0% in Fiscal 2012. Total sales were $3,983.4 million compared to $3,749.2 million in Fiscal 2012, up $234.2 million or 6.2% compared to an increase of 9.1% in Fiscal 2012. eCommerce sales were $129.8 million compared to $92.3 million in Fiscal 2012, up $37.5 million or 40.6%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fiscal 2013	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 53rd week	Total sales at constant exchange rate(3)(4)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
US division	4.0%	2.5%	1.4%	7.9%	—	7.9%	$3,273.9
UK division	0.3%	(2.3)%	1.8%	(0.2)%	(0.6)%	(0.8)%	$709.5

Signet	3.3%	1.6%	1.5%	6.4%	(0.2)%	6.2%	$3,983.4

(1)	As Fiscal 2013 includes 53 weeks, sales in the last week of the fiscal year were not included.
(2)	Includes all sales from stores not open or owned for 12 months, as well as the Ultra Acquisition, with sales of $45.7 million.
(3)	Non-GAAP measure, see Item 6.
(4)	The average US dollar to pound sterling exchange rate in Fiscal 2013 was $1.59 (Fiscal 2012: $1.60).

US sales

In Fiscal 2013, the US division’s sales were $3,273.9 million compared to $3,034.1 million in Fiscal 2012, up $239.8 million or 7.9%, and same store sales increased by 4.0% compared to an increase of 11.1% in Fiscal 2012. eCommerce sales were $101.4 million compared to $68.5 million in Fiscal 2012, up $32.9 million or 48.0%. See the table below for analysis of sales growth.

	Change from previous year
Fiscal 2013	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 53rd week	Total sales as reported	Total sales (in millions)
Kay	6.4%	1.5%	1.4%	9.3%	$1,953.3
Jared	1.6%	1.7%	1.5%	4.8%	$1,003.1
Regional brands	(3.4)%	(3.9)%	0.9%	(6.4)%	$271.8

US division, excluding Ultra	4.0%	1.0%	1.4%	6.4%	$3,228.2

Ultra(3)	—%	1.5%	—%	1.5%	$45.7

US division, including Ultra	4.0%	2.5%	1.4%	7.9%	$3,273.9

(1)	As Fiscal 2013 includes 53 weeks, sales in the last week of the fiscal year were not included.
(2)	Includes all sales from stores not open or owned for 12 months.
(3)	The change from previous year for Ultra is calculated as a percentage of total US sales.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Kay	$368	$357	3.1%	0.3%	5.5%	12.1%
Jared	$544	$552	(1.4)%	3.8%	5.7%	8.8%
Regional brand	$376	$371	1.3%	(0.3)%	(7.2)%	(4.1)%
US division, excluding Ultra	$410	$404	1.5%	1.3%	4.3%	9.5%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Sales increases in the US for Fiscal 2013 were driven by broad based strength across most merchandise categories in both Kay and Jared, as well as the Ultra Acquisition. The number of merchandise transactions increased in Kay and Jared. Average merchandise transaction values were up in Kay due to changes in sales mix and down in Jared due primarily to the loss of Rolex sales. Branded differentiated and exclusive merchandise increased its participation by 110 basis points to 27.4% of the US division’s merchandise sales. This was driven by a variety of merchandise initiatives including Le Vian®, Neil Lane Bridal® and Neil Lane Designs TM, Tolkowsky® Diamond and Shades of Wonder TM. Continued growth in bridal was also experienced. Sales in other categories were primarily driven by colored diamonds and strong growth in watches, excluding the impact of the discontinuation of Rolex. Jared same store sales of 1.6% were adversely impacted by 3.5% due to the one-time Rolex clearance event in Fiscal 2012 and the discontinuation of that watch line.

UK sales

In Fiscal 2013, the UK division’s sales were down by 0.8% to $709.5 million compared to $715.1 million in Fiscal 2012, and down 0.2% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales increased by 0.3% compared to an increase of 0.9% in Fiscal 2012. eCommerce sales were $28.4 million compared to $23.8 million in Fiscal 2012, up $4.6 million or 19.3%. See the table below for further analysis of sales.

	Change from previous year
Fiscal 2013	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 53rd week	Total sales at constant exchange rate(3)(4)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	0.2%	(1.8)%	1.7%	0.1%	(0.6)%	(0.5)%	$387.0
Ernest Jones(5)	0.3%	(2.7)%	1.9%	(0.5)%	(0.6)%	(1.1)%	$322.5

UK division	0.3%	(2.3)%	1.8%	(0.2)%	(0.6)%	(0.8)%	$709.5

(1)	As Fiscal 2013 includes 53 weeks, sales in the last week of the fiscal year were not included.
(2)	Includes all sales from stores not open for 12 months.
(3)	Non-GAAP measure, see Item 6.
(4)	The average US dollar to pound sterling exchange rate in Fiscal 2013 was $1.59 (Fiscal 2012: $1.60).
(5)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
H.Samuel	£72	£70	2.9%	6.6%	(2.6)%	(3.3)%
Ernest Jones(3)	£276	£271	1.8%	12.1%	(2.2)%	(9.9)%
UK division	£109	£107	2.3%	7.1%	(2.5)%	(4.5)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

Sales performance in the UK was primarily attributed to lower traffic particularly in the fourth quarter. The UK experienced sales growth primarily in branded fashion, bridal jewelry and fashion watches, as well as prestige watches, exclusive of Rolex, which is being offered in fewer stores in the UK. Sales were unfavorable in nonbranded jewelry and beads. The economic environment remained challenging and customers purchased promotional merchandise, which reduced the effectiveness of price increases and gross margin. The continued store closing program and foreign currency fluctuations were also unfavorable to sales.

Fourth quarter sales

In the fourth quarter, Signet’s same store sales were up 3.5%, compared to an increase of 6.9% in the prior year fourth quarter, and total sales increased by 11.8% to $1,513.3 million compared to $1,353.8 million in the prior year fourth quarter, an increase of 6.6% in the prior year fourth quarter. eCommerce sales in the fourth quarter were $63.9 million compared to $43.5 million in the prior year fourth quarter, up $20.4 million or 46.9%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fourth quarter of Fiscal 2013	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 14th week	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (millions)
US division	4.9%	5.3%	4.0%	14.2%	—	14.2%	$1,244.9
UK division	(1.9)%	(3.6)%	4.8%	(0.7)%	2.5%	1.8%	$268.4

Signet	3.5%	3.6%	4.1%	11.2%	0.6%	11.8%	$1,513.3

(1)	As the fourth quarter of Fiscal 2013 includes 14 weeks, sales in the last week of the quarter were not included.
(2)	Includes all sales from stores not open or owned for 12 months, as well as the Ultra Acquisition, with sales of $45.7 million.
(3)	Non-GAAP measure, see Item 6.

US sales

In the fourth quarter, the US division’s sales were $1,244.9 million compared to $1,090.1 million in the prior year fourth quarter, up 14.2%, and same store sales increased 4.9% compared to an increase of 8.3% in the prior year fourth quarter. eCommerce sales for the fourth quarter were $51.0 million compared to $32.6 million in the prior year fourth quarter, up $18.4 million or 56.4%. See the table below for further analysis of sales.

	Change from previous year
Fourth quarter of Fiscal 2013	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 14th week	Total sales as reported	Total sales (in millions)
Kay	5.9%	1.7%	3.6%	11.2%	$744.9
Jared	5.5%	2.1%	4.5%	12.1%	$359.3
Regional brands	(4.5)%	(3.0)%	2.6%	(4.9)%	$95.0

US division, excluding Ultra	4.9%	1.3%	3.8%	10.0%	$1,199.2

Ultra(3)	—%	4.0%	0.2%	4.2%	$45.7

US division, including Ultra	4.9%	5.3%	4.0%	14.2%	$1,244.9

(1)	As the fourth quarter of Fiscal 2013 includes 14 weeks, sales in the last week of the quarter were not included.
(2)	Includes all sales from stores not open or owned for 12 months.
(3)	The change from previous year for Ultra is calculated as a percentage of total US sales.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
Fourth quarter of Fiscal 2013	Average Value		Change from previous year		Change from previous year
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Kay	$337	$322	4.7%	2.5%	6.0%	6.5%
Jared	$505	$517	(2.3)%	8.2%	14.0%	1.4%
Regional brand	$339	$335	1.2%	3.4%	(6.7)%	(8.7)%
US division, excluding Ultra	$375	$365	2.7%	4.0%	6.4%	3.7%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

US sales increases in the fourth quarter were driven by broad based strength across most merchandise categories in both Kay and Jared, and the Ultra Acquisition. The number of merchandise transactions increased in Kay and Jared. Average merchandise transaction values were up in Kay due to changes in sales mix and down in Jared due primarily to the loss of Rolex sales. Jared same store sales of 5.5% were adversely impacted by 2.7% due to the discontinuation of the Rolex watch line, partially offset by strong growth in other watch brands.

UK sales

In the fourth quarter, the UK division’s sales were up by 1.8% to $268.4 million compared to $263.7 million in the prior year fourth quarter and down 0.7% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales decreased 1.9% compared to an increase of 1.7% in the prior year fourth quarter. eCommerce sales for the fourth quarter were $12.9 million compared to $10.9 million in the prior year fourth quarter, up $2.0 million or 18.3%. See table below for further analysis of sales.

	Change from previous year
Fourth quarter of Fiscal 2013	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 14th week	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(0.7)%	(3.2)%	4.4%	0.5%	2.4%	2.9%	$154.1
Ernest Jones(4)	(3.4)%	(4.2)%	5.2%	(2.4)%	2.8%	0.4%	$114.3

UK division	(1.9)%	(3.6)%	4.8%	(0.7)%	2.5%	1.8%	$268.4

(1)	As the fourth quarter of Fiscal 2013 includes 14 weeks, sales in the last week of the quarter were not included.
(2)	Includes all sales from stores not open for 12 months.
(3)	Non-GAAP measure, see Item 6.
(4)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
Fourth quarter of Fiscal 2013	Average Value		Change from previous year		Change from previous year
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
H.Samuel	£69	£69	(0.1)%	6.7%	(0.5)%	(3.9)%
Ernest Jones(3)	£234	£251	(6.8)%	13.4%	2.5%	(9.0)%
UK division	£99	£101	(2.4)%	8.0%	0.1%	(4.8)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

UK sales performance in the fourth quarter was primarily attributed to lower traffic and increased customer purchases of promotional merchandise which impacted sales and gross margin. The UK experienced sales growth primarily in branded fashion, bridal jewelry and fashion watches, as well as prestige watches, exclusive of Rolex, which is being offered in fewer stores in the UK. The reduction in the number of stores offering Rolex particularly impacted the average merchandise transaction value in Ernest Jones. Sales were unfavorable in nonbranded jewelry and beads. The continued store closing program and foreign currency fluctuations were also unfavorable to sales.

Cost of sales and gross margin

In Fiscal 2013, the gross margin was $1,537.4 million or 38.6% of sales, an increase of 30 basis points compared to $1,437.6 million or 38.3% of sales in Fiscal 2012. Gross margin dollars in the US increased by $113.9 million compared to Fiscal 2012, reflecting increased sales and a gross margin rate increase of 60 basis points. This improvement was primarily a result of an increase in the gross merchandise margin rate of 80 basis points principally due to favorable changes in the merchandise sales mix and pricing. The US net bad debt expense to US sales ratio was 3.7% compared to 3.4% in Fiscal 2012, reflecting the impact of a higher outstanding receivable balance credit portfolio. The performance of the credit portfolio remained strong. Leverage in store occupancy expenses also benefitted the gross margin rate. In the UK, gross margin dollars decreased $14.1 million compared to Fiscal 2012, reflecting lower sales and a gross margin rate decrease of 170 basis points. This was primarily a result of a decrease in the gross merchandise margin rate of 120 basis points caused by customers’ preference for promotional merchandise in a challenging environment.

In the fourth quarter, the gross margin was $637.1 million or 42.1% of sales, an increase of 50 basis points compared to $563.2 million or 41.6% of sales in the prior year fourth quarter. Gross margin dollars in the US increased $79.0 million compared to the prior year fourth quarter, reflecting increased sales and a gross margin rate increase of 120 basis points. This improvement was primarily a result of an increase in the gross merchandise margin rate of 140 basis points, principally due to favorable changes in the merchandise sales mix. The US net bad debt expense to US sales ratio was 3.3% compared to 3.0% in the prior year fourth quarter, which includes a $2.0 million expense increase related to provisions for customers affected by Superstorm Sandy. In the UK, gross margin dollars decreased $5.1 million compared to the prior year fourth quarter, reflecting a gross margin rate decline of 260 basis points. The decrease in rate was primarily a result of a decline in the gross merchandise margin rate of 60 basis points, caused by customers’ preference for promotional merchandise in the key holiday gift giving period and 200 basis points due to unfavorable leverage on the cost structure due to the impact of the 14th week and quarterly currency movement.

Selling, general and administrative expenses (“SGA”)

Selling, general and administrative expenses for Fiscal 2013 were $1,138.3 million compared to $1,056.7 million in Fiscal 2012 and as a percentage of sales increased by 40 basis points to 28.6% of sales. The increase in SGA was primarily due to the 53rd week, which included advertising expense of $12.4 million incurred ahead of the Fiscal 2014 Valentine’s Day gift giving sales period and store and central costs of $14.3 million. In addition, the Ultra Acquisition increased expense by $13.4 million in the fourth quarter. Excluding the related sales and expenses of these factors, SGA as percentage of sales was 28.3% compared to 28.2% in Fiscal 2012.

In the fourth quarter, selling, general and administrative expenses were $410.9 million compared to $348.8 million in the prior year fourth quarter up $62.1 million and as a percentage of sales increased by 130 basis points to 27.1% of sales. The increase in SGA was driven by the 14th week and the Ultra Acquisition. Excluding the related sales and expenses of these factors, SGA as percentage of sales was 26.2% compared to 25.8% in Fiscal 2012.

Other operating income, net

In Fiscal 2013, other operating income was $161.4 million or 4.1% of sales compared to $126.5 million or 3.4% of sales in Fiscal 2012. This increase primarily reflected a change in the mix of finance programs selected by customers and interest income earned from higher outstanding receivable balances.

Other operating income in the fourth quarter was $41.5 million or 2.7 % of sales compared to $29.5 million or 2.2% of sales in the prior year fourth quarter. This increase was primarily due to the permanent adjustment in the credit cycle processing, a change in the mix of finance programs selected by customers and higher interest income earned from higher outstanding receivable balances.

Operating income

For Fiscal 2013, operating income was $560.5 million or 14.1% of sales compared to $507.4 million or 13.5% of sales in Fiscal 2012. The US division’s operating income was $547.8 million or 16.7% of sales compared to $478.0 million or 15.8% of sales in Fiscal 2012. The operating income for the UK division was $40.0 million or 5.6% of sales compared to $56.1 million or 7.8% of sales in Fiscal 2012. Unallocated corporate administrative costs were $27.3 million compared to $26.7 million in Fiscal 2012.

In the fourth quarter, operating income was $267.7 million or 17.7% of sales compared to $243.9 million or 18.0% of sales in the prior year fourth quarter. The US division’s operating income was $227.5 million or 18.3% of sales compared to $191.0 million or 17.5% of sales in the prior year fourth quarter. The UK division’s operating income was $48.8 million or 18.2% of sales compared to $58.5 million or 22.2% of sales in the prior year fourth quarter. Unallocated corporate administrative costs were $8.6 million compared to $5.6 million in the prior year fourth quarter.

Interest expense, net

In Fiscal 2013, net interest expense was $3.6 million compared to $5.3 million in Fiscal 2012. The decrease in expense is due to a $1.3 million write off of unamortized deferred financing fees related to the early termination of a revolving credit facility included in the prior year.

In the fourth quarter, net interest expense was $1.1 million compared to $1.5 million in the prior year fourth quarter.

Income before income taxes

For Fiscal 2013, income before income taxes was up 10.9% to $556.9 million or 14.0% of sales compared to $502.1 million or 13.4% of sales in Fiscal 2012.

For the fourth quarter, income before income taxes was up 10.0% to $266.6 million or 17.6% of sales compared to $242.4 million or 17.9% of sales in the prior year fourth quarter.

Income taxes

Income tax expense for Fiscal 2013 was $197.0 million compared to $177.7 million in Fiscal 2012, with an effective tax rate of 35.4% for Fiscal 2013, which is consistent with Fiscal 2012.

In the fourth quarter, income tax expense was $94.8 million compared to $85.8 million in the prior year fourth quarter. The fourth quarter effective tax rate was 35.6% compared to 35.4% in the prior year fourth quarter, due primarily to the increase in tax rate driven by the higher proportion of profits earned in the US, where the tax rate is higher.

Net income

Net income for Fiscal 2013 was up 10.9% to $359.9 million or 9.0% of sales compared to $324.4 million or 8.7% of sales in Fiscal 2012.

For the fourth quarter, net income was up 9.7% to $171.8 million or 11.3% of sales compared to $156.6 million or 11.6% of sales in the prior year fourth quarter.

Earnings per share

For Fiscal 2013, diluted earnings per share were $4.35 compared to $3.73 in Fiscal 2012, an increase of 16.6%. The weighted average diluted number of Common Shares outstanding was 82.8 million compared to 87.0 million in Fiscal 2012. Signet repurchased 6,425,296 shares in Fiscal 2013 compared to 256,241 shares in Fiscal 2012. The 53rd week decreased diluted earnings per share by approximately $0.02 for both Fiscal 2013 and the fourth quarter of Fiscal 2013.

For the fourth quarter, diluted earnings per share were $2.12 compared to $1.79 in the prior year fourth quarter, up 18.4%. The weighted average diluted number of Common Shares outstanding was 81.2 million compared to 87.3 million in the prior year fourth quarter. No shares were repurchased by Signet during the fourth quarter compared to 256,241 shares in the prior year fourth quarter.

Dividends per share

In Fiscal 2013, dividends of $0.48 were approved by the Board of Directors compared to $0.20 in Fiscal 2012.

COMPARISON OF FISCAL 2012 TO FISCAL 2011

Summary of Fiscal 2012

•	Same store sales: up 9.0%
•	Total sales: up 9.1% to $3,749.2 million
•	Operating margin: increased to 13.5%, up 270 basis points
•	Operating income: up 36.2% to $507.4 million
•	Income before income taxes: up 67.1% to $502.1 million
–	Underlying net income before income taxes excluding Make Whole Payment in Fiscal 2011: up 44.3%(1)
•	Diluted earnings per share: up 60.8% to $3.73
–	Underlying diluted earnings per share excluding Make Whole Payment in Fiscal 2011: up 40.2%(1)

(1)	Non-GAAP measure, see Item 6.

Sales

In Fiscal 2012, Signet’s same store sales increased by 9.0%, compared to an increase of 6.7% in Fiscal 2011. Total sales were $3,749.2 million compared to $3,437.4 million in Fiscal 2011, up $311.8 million or 9.1% compared to an increase of 5.0% in Fiscal 2011. eCommerce sales were $92.3 million compared to $67.6 million in Fiscal 2011, up $24.7 million or 36.5%. The breakdown of the sales performance is set out in the table below.

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

US sales

In Fiscal 2012, the US division’s sales were $3,034.1 million compared to $2,744.2 million in Fiscal 2011, up $289.9 million or 10.6%, and same store sales increased by 11.1% compared to an increase of 8.9% in Fiscal 2011. See the table below for analysis of sales growth.

			Change from previous year
Fiscal 2012	Sales (millions)	Sales per store(1) (millions)	Total sales	Same store sales
Kay	$1,786.8	$1.899	12.2%	11.8%
Jared	$956.8	$5.157	12.8%	12.1%
Regional brands	$290.5	$1.288	(4.1)%	4.1%

US division	$3,034.1		10.6%	11.1%

(1)	Based only on stores operated for the full year.

In Fiscal 2012, branded differentiated and exclusive products increased their share of the US division’s sales. Sales in the US were driven by a variety of initiatives including Neil Lane Bridal®, Charmed Memories®, the Tolkowsky® Diamond, earrings and watches. Branded differentiated and exclusive merchandise increased their participation by about 400 basis points to about 26% of the US division’s merchandise sales. In Fiscal 2012, sales increases in the US were driven by increased sales of higher priced merchandise due to compelling merchandising initiatives, price increases and increases in unit volume sales in both jewelry and charm bracelets. The increase in charm bracelets was a result of the rollout of Charmed Memories ® to all Kay and Regional brand stores.

UK sales

In Fiscal 2012, the UK division’s sales were up by 3.2% to $715.1 million compared to $693.2 million in Fiscal 2011, and down 0.1% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales increased by 0.9% compared to a decline of 1.4% in Fiscal 2011. See the table below for further analysis of sales.

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

Sales

In the fourth quarter, Signet’s same store sales were up 6.9% compared to an increase of 8.1% in the fourth quarter of Fiscal 2011, and total sales increased by 6.6% to $1,353.8 million compared to $1,270.5 million in the 13 weeks ended January 29, 2011, an increase of 6.2% in the comparable period. The breakdown of the sales performance is set out in the table below.

	Fourth Quarter
	US	UK	Signet
Sales, million	$1,090.1	$263.7	$1,353.8
% of total	80.5%	19.5%	100.0%

Change in sales	US	UK	Signet
	%	%	%
Same store sales	8.3	1.7	6.9
Change in store space, net	—	(0.5)	(0.1)

Total change in sales at constant exchange rates(1)	8.3	1.2	6.8
Exchange translation	—	(1.1)	(0.2)

Change in sales as reported	8.3	0.1	6.6

(1)	Non-GAAP measure, see Item 6.

US sales

In the fourth quarter, the US division’s sales were $1,090.1 million compared to $1,007.0 million in the 13 weeks ended January 29, 2011, up 8.3%, and same store sales increased 8.3% compared to an increase of 11.4% in the 13 weeks ended January 29, 2011. See the table below for further analysis of sales.

		Change from previous year
Fourth quarter Fiscal 2012	Sales (millions)	Total sales	Same store sales
Kay	$669.6	10.0%	9.1%
Jared	$320.6	9.7%	8.5%
Regional brands	$99.9	(5.8)%	2.3%

US division	$1,090.1	8.3%	8.3%

UK sales

In the fourth quarter, the UK division’s sales were up by 0.1% to $263.7 million compared to $263.5 million in the 13 weeks ended January 29, 2011. Same store sales increased 1.7% compared to a decrease of 2.9% in the 13 weeks ended January 29, 2011. See table below for further analysis of sales.

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

Gross margin

In Fiscal 2012, the gross margin was $1,437.6 million compared to $1,242.9 million in Fiscal 2011, up $194.7 million or 15.7%. The gross margin rate increased by 210 basis points to 38.3% compared to 36.2% in Fiscal 2011, benefiting primarily from leverage of store occupancy costs in the US and UK divisions, an improved US net bad debt to US sales ratio of 3.4% compared to 4.2% in Fiscal 2011, and improvement in inventory related costs. These movements offset a slight decline in gross merchandise margin of 10 basis points compared to Fiscal 2011, with the US up by 10 basis points and the UK down by 60 basis points. Price increases largely offset the impact of higher commodity costs and an increase in the UK value added tax rate and minimized the impact to the gross merchandise margin.

In the fourth quarter, the gross margin was $563.2 million compared to $518.5 in the 13 weeks ended January 29, 2011, up $44.7 million or 8.6%. The gross margin rate increased by 80 basis points to 41.6% compared to 40.8% in the 13 weeks ended January 29, 2011, benefiting primarily from leverage of store occupancy costs in the US and UK divisions, an improved US net bad debt to US sales ratio of 3.0%, down from 3.8%, and improvement in inventory related costs. These movements offset a decline in gross merchandise margin of 70 basis points compared to Fiscal 2011, with the US down 60 basis points and the UK down 90 basis points. The impact of higher commodity costs, an increase in the UK value added tax rate and promotional activity in the UK were largely offset by price increases.

Selling, general and administrative expenses

Selling, general and administrative expenses for Fiscal 2012 were $1,056.7 million compared to $980.4 million in Fiscal 2011, up $76.3 million or 7.8%, and as a percentage of sales improved by 30 basis points to 28.2% compared to 28.5% in Fiscal 2011. The increase of $76.3 million was primarily driven by increased net advertising of $30.1 million; $26.9 million as a result of an increase in store staff costs, which flexed with sales; higher 401(k) contributions of $6.5 million; $6.2 million attributable to foreign currency fluctuations; and the balance primarily relating to an increased investment in information technology and credit infrastructure. Corporate administrative costs were $26.7 million compared to $27.2 million in Fiscal 2011.

In the fourth quarter, selling, general and administrative expenses were $348.8 million compared to $336.7 million in the 13 weeks ended January 29, 2011, up 3.6%, and as a percentage of sales improved by 70 basis points to 25.8%. The increase of $12.1 million was primarily driven by increased net advertising of $16.2 million; $4.1 million as a result of increase in store staff costs, which flexed with sales; and higher 401(k) contributions of $2.3 million. These increases were partially offset by a $1.2 million favorable foreign currency fluctuation, a favorable movement in corporate administrative costs of $7.1 million primarily related to management transition costs incurred in the fourth quarter Fiscal 2011 and $2.2 million of other savings. Corporate administrative costs were $5.6 million compared to $12.7 million in the 13 weeks ended January 29, 2011.

Other operating income, net

In Fiscal 2012, other operating income was $126.5 million compared to $110.0 million in Fiscal 2011, up 15.0%. This primarily reflected increased interest income earned from higher outstanding receivable balances.

Other operating income in the fourth quarter was $29.5 million compared to $28.7 million in the 13 weeks ended January 29, 2011, up 2.8%. This primarily reflected increased interest income earned from higher outstanding receivable balances.

Operating income

For Fiscal 2012, net operating income increased to $507.4 million compared to $372.5 million in Fiscal 2011, up $134.9 million or 36.2%. The US division’s net operating income was $478.0 million compared to $342.7 million in

Fiscal 2011, up $135.3 million or 39.5%. Net operating income for the UK division was $56.1 million compared to $57.0 million in Fiscal 2011, a decrease of 4.8% at constant exchange rates; non-GAAP measure, see Item 6. Operating margin was 13.5% compared to 10.8% in Fiscal 2011, up 270 basis points. The US division’s operating margin was 15.8% compared to 12.5% in Fiscal 2011, up 330 basis points, and that of the UK division declined by 40 basis points to 7.8% compared to 8.2% in Fiscal 2011.

In the fourth quarter, net operating income increased by 15.9% to $243.9 million compared to $210.5 million in the 13 weeks ended January 29, 2011, and the operating margin was 18.0% compared to 16.6% in the 13 weeks ended January 29, 2011. The US division’s net operating income increased by 13.8% to $191.0 million compared to $167.9 million in the 13 weeks ended January 29, 2011, and the operating margin was 17.5% compared to 16.7% in the 13 weeks ended January 29, 2011. The UK division’s net operating income increased by 5.8% to $58.5 million compared to $55.3 million in the 13 weeks ended January 29, 2011, an increase of 2.5% at constant exchange rates; non-GAAP measure, see Item 6. The UK division’s operating margin was 22.2% compared to 21.0% in the 13 weeks ended January 29, 2011.

Interest expense, net

In Fiscal 2012, interest expense, net was $5.3 million compared to $72.1 million, including $47.5 million Make Whole Payment in Fiscal 2011, the decrease reflecting the non-recurring Make Whole Payment made in Fiscal 2011 and the resulting benefit of eliminating the interest expense arising from the private placement notes.

In the fourth quarter, interest expense, net was $1.5 million compared to $50.9 million including the Make Whole Payment in the 13 weeks ended January 29, 2011.

Income before income taxes

For Fiscal 2012, income before income taxes was up 67.1% to $502.1 million compared to $300.4 million in Fiscal 2011, and up 44.3% excluding the Make Whole Payment made in Fiscal 2011; non-GAAP measure, see Item 6.

For the fourth quarter, income before income taxes was up 51.9% to $242.4 million compared to $159.6 million in the 13 weeks ended January 29, 2011, and up 17.0% excluding the Make Whole Payment in Fiscal 2011; non-GAAP measure, see Item 6.

Income taxes

The charge to income taxes for Fiscal 2012 was $177.7 million compared to $100.0 million in Fiscal 2011, an effective tax rate of 35.4% compared to 33.3% in Fiscal 2011; the increase in tax rate primarily reflecting a higher proportion of profits earned in the US, where the tax rate is higher.

The charge to income taxes in the fourth quarter was $85.8 million compared to $54.2 million in the 13 weeks ended January 29, 2011, an effective tax rate of 35.4% compared to 34.0% in the 13 weeks ended January 29, 2011; the increase in tax rate primarily reflecting a higher proportion of profits earned in the US, where the tax rate is higher.

Net income

Net income for Fiscal 2012 was up 61.9% to $324.4 million compared to $200.4 million in Fiscal 2011, and up 41.1% excluding the Make Whole Payment made in Fiscal 2011; non-GAAP measure, see Item 6.

For the fourth quarter, net income was up 48.6% to $156.6 million compared to $105.4 million in the 13 weeks ended January 29, 2011, and up 16.1% excluding the Make Whole Payment made in Fiscal 2011; non-GAAP measure, see Item 6.

Earnings per share

For Fiscal 2012, diluted earnings per share were $3.73 compared to $2.32 in Fiscal 2011, an increase of 60.8%. Excluding the Make Whole Payment made in Fiscal 2011, diluted earnings per share was up 40.2%; non-GAAP measure, see Item 6.

In the fourth quarter, diluted earnings per share were $1.79 compared to $1.21 in the 13 weeks ended January 29, 2011, up 47.9%. Excluding the Make Whole Payment made in Fiscal 2011, diluted earnings per share was up 15.5%; non-GAAP measure, see Item 6.

Dividends per share

In Fiscal 2012, dividends of $0.20 were approved by the Board of Directors compared to no dividends in Fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow

The following table provides a summary of Signet’s cash flow activity for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Net cash provided by operating activities	$312.7	$325.2	$323.1
Net cash used in investing activities	(190.9)	(97.8)	(55.6)
Net cash used in financing activities	(308.1)	(40.0)	(282.3)

(Decrease) increase in cash and cash equivalents	(186.3)	187.4	(14.8)

Cash and cash equivalents at beginning of period	486.8	302.1	316.2
(Decrease) increase in cash and cash equivalents	(186.3)	187.4	(14.8)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(2.7)	0.7

Cash and cash equivalents at end of period	$301.0	$486.8	$302.1

OVERVIEW

Management’s objective is to maintain a strong balance sheet, as it regards financial flexibility as a competitive strength.

Operating activities provide the primary source of cash and are influenced by a number of factors, such as:

•	net income, which is primarily influenced by sales and operating income margins;

•	changes in the level of inventory;

•	proportion of US sales made using in-house customer financing programs and the average monthly collection rate of the credit balances;

•	seasonal pattern of sales; and

•	working capital movements associated with changes in store space.

Other sources of cash would be borrowings or the issuance of Common Shares for cash.

Net cash provided by operating activities

As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by the relevant bank if the payment is made by credit or debit card. In the US division, if the customer makes use of financing provided by Signet, the cash is received over a period of time. In Fiscal 2013, 56.9% of the US division’s sales were made using customer financing provided by Signet, as compared to 56.1% in Fiscal 2012. The average monthly collection rate from the US customer in-house finance receivables was 12.4% as compared to 12.7% in Fiscal 2012.

Signet typically pays for merchandise about 30 days after receipt. Due to the nature of specialty retail jewelry, it is usual for inventory to be held on average for approximately 12 months before it is sold. In addition, Signet holds consignment inventory, nearly all of which is in the US, which at February 2, 2013 amounted to $227.7 million as compared to $141.0 million at January 28, 2012, with the increase largely due to $57.9 million of consignment inventory held by Ultra. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant supplier without financial or commercial penalties. When Signet sells consignment inventory, it becomes liable to the supplier for the cost of the item. The sale of any such inventory is accounted for on a gross basis (see principal accounting policies, Item 8).

Signet’s largest class of operating expense relates to store and central payroll and benefits. These are typically paid on a weekly, biweekly or monthly basis, with annual bonus payments also being made. Operating lease payments in respect of stores occupied are normally paid on a monthly basis by the US division and on a quarterly basis by the UK division. Payment for advertising on television, radio or in newspapers is usually made between 30 and 60 days after the advertisement appears. Other expenses, none of which are material, have various payment terms.

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

Investment in new space requires significant investment in working capital, as well as fixed capital investment, due to the inventory turn, and the additional investment required to fund sales in the US utilizing in-house customer finance. Of the total investment required to open a new store in the US, between 50% and 60% is typically accounted for by working capital. New stores are usually opened in the third quarter or early in the fourth quarter of a fiscal year. A reduction in the number of store openings results in the difference between the level of funding required in the first half of a fiscal year and the peak level being lower, while an increase in the number of store openings would have the opposite impact. In addition, the integration and conversion of Ultra stores to Kay Jewelers Outlets will require investments in working and fixed capital.

In Fiscal 2013, net cash provided by operating activities was $312.7 million as compared to $325.2 million in Fiscal 2012, a decrease of $12.5 million. Net income increased by $35.5 million to $359.9 million as compared to $324.4 million in Fiscal 2012, with depreciation and amortization increasing by $7.0 million to $99.4 million as compared to $92.4 million in Fiscal 2012.

In Fiscal 2013, accounts receivable increased by $117.1 million as compared to an increase of $152.5 million in Fiscal 2012, reflecting increased sales and a higher rate of in-house customer financing. Inventory levels were up by $65.7 million as compared to an increase of $115.2 million in Fiscal 2012, while sales increased by 6.2%. This reflected the impact of higher diamond and gold costs and strategic investments partly offset by management action to improve the inventory turn. Accounts payable decreased by $39.6 million in Fiscal 2013 as compared to an increase of $57.2 million in Fiscal 2012 related to accelerated strategic inventory purchases that occurred in Fiscal 2012. Other movements in operating assets and liabilities in Fiscal 2013 primarily reflect increased income taxes payable reflecting Signet’s performance.

In the fourth quarter of Fiscal 2013, due to the seasonal sales pattern, accounts receivable increased by $207.4 million as compared to an increase of $197.2 million in the prior year fourth quarter and inventory decreased by $142.1 million as compared to a decrease of $96.3 million in the prior year fourth quarter.

Investing activities

Investment activities primarily reflect the purchases of property and equipment related to the:

•	rate of space expansion in the US;

•	investment in existing stores, reflecting the level of investment in sales-enhancing technology, and the number of store refurbishments and relocations carried out;

•	investment in divisional head offices and systems, which include the US and UK distribution facilities; and

•	purchases of intangible assets, primarily of information technology software.

When evaluating new store investment, management uses an investment hurdle rate of a 20% internal rate of return on a pre-tax basis over a five year period, assuming the release of working capital at the end of the five years. Capital expenditure accounts for about 45% of the investment in a new store in the US division. The balance is accounted for by investment in inventory and the funding of customer financing. Signet typically carries out a major refurbishment of its stores every ten years but does have some discretion as to the timing of such expenditure. A major store refurbishment is evaluated using the same investment procedures as for a new store. Minor store redecorations are typically carried out every five years. In addition to major store refurbishments, Signet carries out minor store refurbishments where stores are profitable but do not satisfy the investment hurdle rate required for a full refurbishment; this is usually associated with a short term lease renewal. Where possible, the investment appraisal approach is also used to evaluate other investment opportunities.

In Fiscal 2013, net cash used in investing activities was $190.9 million as compared to $97.8 million in Fiscal 2012, as a result of increased capital investment in the existing businesses, and the $56.7 million Ultra Acquisition. In the US division, capital additions in Fiscal 2013 and Fiscal 2012, in contrast to Fiscal 2011, were more than depreciation and amortization, while in the the UK division, they remained lower, see table below.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Capital additions in US	$111.1	$75.6	$44.5
Capital additions in UK	23.1	22.2	13.0

Total purchases of property and equipment	$134.2	$97.8	$57.5

Ratio of capital additions to depreciation and amortization in US	146.4%	109.6%	61.4%
Ratio of capital additions to depreciation and amortization in UK	98.3%	94.9%	51.4%
Ratio of capital additions to depreciation and amortization for Signet	135.0%	105.8%	58.8%

Free cash flow

Free cash flow is net cash provided by operating activities less purchases of property and equipment, net; non-GAAP measure, see Item 6. Free cash flow in Fiscal 2013 was $178.5 million as compared to $227.4 million and $315.0 million in Fiscal 2012 and Fiscal 2011, respectively, and in line with the Fiscal 2013 objective of $150 million to $200 million. The reduction in free cash flow in Fiscal 2013 compared to Fiscal 2012 is primarily due to the increased investment in accounts receivable, inventory and capital additions more than offsetting the increase in net income.

Financing activities

The major items within financing activities are discussed below:

Dividends

Equity dividends of $39.5 million were approved for Fiscal 2013 as compared to $17.4 million for Fiscal 2012. For the fourth quarter of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was approved on January 7, 2013 for payment on February 27, 2013 to shareholders of record on January 28, 2013. As a result, $9.8 million has been recorded in accrued expenses and other current liabilities reflecting this dividend, which is not presented in the consolidated statement of cash flows as it is a non-cash transaction in Fiscal 2013. As of January 28, 2012, $8.7 million was recorded in accrued expenses related to the fourth quarter Fiscal 2012 dividend that was paid on February 27, 2012. For the first, second and third quarters of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was paid on May 29, 2012, August 28, 2012 and November 26, 2012, respectively.

Restrictions on dividend payments

Signet’s current $400 million senior unsecured multi-currency five year revolving credit facility agreement permits the making of dividend payments and stock repurchases so long as the Parent Company (i) is not in default under the agreement, or (ii) if in default at the time of making such dividend repayment or stock repurchase, has no loans outstanding under the agreement or more than $10 million in letters of credit issued under the agreement.

Under Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.

Share repurchase

The Company’s share repurchase activity was as follows:

	Fourth Quarter		Year To Date
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Cost of repurchases (in millions)	$—	$12.7	$287.2	$12.7
Shares repurchased (in thousands)	—	256.2	6,425.3	256.2
Average cost per share	$—	$49.57	$44.70	$49.57

At February 2, 2013, $50.1 million remained available for future repurchases under the Board authorized $350 million repurchase program, which is set to expire in January 2014. Since the repurchase program became effective on January 16, 2012, Signet has repurchased 6,681,537 shares for an aggregate cost of $299.9 million, resulting in an average cost per share of $44.88.

Proceeds from issues of Common Shares

In Fiscal 2013, $21.6 million was received from the issuance of Common Shares as compared to $10.6 million in Fiscal 2012. Other than equity based compensation awards granted to employees, Signet has not issued Common Shares as a financing activity for more than ten years.

Movement in cash and indebtedness

At February 2, 2013 and January 28, 2012, Signet had no long-term debt or loans and overdrafts. As of February 2, 2013 and January 28, 2012, Signet maintained bank balances with the right to offset issued and outstanding checks. Cash and cash equivalents were $301.0 million at February 2, 2013 as compared to $486.8 million at January 28, 2012.

In Fiscal 2013 and Fiscal 2012, Signet had no long-term borrowings and did not use its $400 million revolving credit facility, except for the issuance of letters of credit. The peak level of cash and cash equivalents was about $570 million in Fiscal 2013 as compared to about $590 million in Fiscal 2012.

Capital availability

Signet’s level of borrowings and cash balances fluctuates during the year reflecting its cash flow performance, which depends on the factors described above. Management believes that cash balances and the committed borrowing facilities (described more fully below) currently available to the business, are sufficient for both its present and near term requirements. The following table provides a summary of Signet’s cash flow activity for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	February 2, 2013	January 28, 2012	January 29, 2011
(in millions)
Working capital	$2,164.2	$2,158.3	$1,831.3
Capitalization:
Long-term debt	—	—	—
Shareholder’s equity	2,329.9	2,279.1	1,939.0

Total capitalization	$2,329.9	$2,279.1	$1,939.0

Additional amounts available under credit agreements	$400.0	$400.0	$300.0

In addition to cash generated from operating activities, during Fiscal 2013 and Fiscal 2012, Signet also had funds available from the credit facilities described below.

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

As of February 2, 2013 and January 28, 2012, there were no amounts outstanding under the Agreement, with no intra-period borrowings during Fiscal 2013 or Fiscal 2012 under the Agreement. Signet had stand-by letters of credit under the Agreement of $9.5 million and $8.2 million as of February 2, 2013 and January 28, 2012, respectively.

Other borrowing agreements

Signet has, from time to time, various uncommitted borrowing facilities that it may use. Such facilities, if used, are primarily for short term cash management purposes, including outstanding checks. At February 2, 2013 and January 28, 2012, Signet had no such borrowings.

Cash balances

Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and are invested in short-term durations. As a result of its cash balances, Signet did not have intra-quarter borrowings in Fiscal 2013.

Credit rating

Signet does not have a public credit rating.

OFF-BALANCE SHEET ARRANGEMENTS

Merchandise held on consignment

Signet held $227.7 million of consignment inventory (including $57.9 million of consignment inventory held by Ultra) which is not recorded on the balance sheet at February 2, 2013, as compared to $141.0 million at January 28, 2012. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.

Contingent property liabilities

At February 2, 2013, approximately 60 UK property leases had been assigned by Signet to third parties (and remained unexpired and occupied by assignees at that date) and approximately 22 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.

Contractual obligations

A summary of operating lease obligations is set out below. These primarily relate to minimum payments due under store lease arrangements. The majority of the store operating leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchant association dues. Additional information regarding Signet’s operating leases is available in Item 2, and Note 22, included in Item 8.

Long-term debt obligations comprise borrowings with an original maturity of greater than one year. It is expected that operating commitments will be funded from future operating cash flows and no additional facilities will be required to meet these obligations.

Contractual obligations as of February 2, 2013

	Less than one year	Between one and three years	Between three and five years	More than five years	Total
(in millions)
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations(1)	295.8	499.5	382.8	879.0	2,057.1
Capital commitments	33.6	—	—	—	33.6
Pensions(2)	5.2	1.8	—	—	7.0
Commitment fee payments	0.8	1.6	0.3	—	2.7
Deferred compensation plan	0.4	1.9	3.0	14.2	19.5
Current income tax	97.1	—	—	—	97.1

Total	$432.9	$504.8	$386.1	$893.2	$2,217.0

(1)	Operating lease obligations relate to minimum payments due under store lease arrangements. Most store operating leases require payment of real estate taxes, insurance and common area maintenance fees. Real estate taxes, insurance and common area maintenance fees were approximately 35% of base rentals for Fiscal 2013. These are not included in the table above. Some operating leases also require additional payments based on a percentage of sales.
(2)	Future pension obligations have significantly decreased in Fiscal 2013 based upon the most recent triannual actuarial valuation and revised deficit recovery plan.

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

Deferred revenue recognition and returns

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

In connection with certain promotions, Signet gives customers making a purchase a voucher granting the customers a discount on a future purchase, redeemable within a stated time frame. Signet accounts for such vouchers by allocating the fair value of the voucher between the initial purchase and the future purchase.

The fair value of the voucher is determined based on the average sales transactions in which the vouchers were issued and the estimated average sales transactions when the vouchers are expected to be redeemed, combined with the estimated voucher redemption rate. The fair value allocated to the future purchase is recorded as deferred revenue.

Deferred revenue related to extended service plans, voucher promotions and other items at the end of Fiscal 2013 was $568.6 million as compared to $528.1 million in Fiscal 2012.

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

Depreciation and impairment

Property and equipment are stated at cost less accumulated depreciation, amortization and impairment losses. Maintenance and repair costs are expensed as incurred. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	30 to 40 years when land is owned or remaining term of lease, not to exceed 30 to 40 years
Leasehold improvements	Remaining term of lease, not to exceed 10 years
Furniture and fixtures	Ranging from 3 – 10 years
Equipment, including software	Ranging from 3 – 5 years

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

Where appropriate, impairments are recorded for the amount by which the assets have a fair value less than net book value. Management has identified potentially impaired assets considering the cash flows of individual stores where trading since the initial opening of the store has reached a mature stage. Where such stores deliver negative cash flows, the related store assets have been considered for impairment by reference to estimated undiscounted future cash flows for these stores. In Fiscal 2013, the income statement includes a charge of $2.6 million for impairment of assets as compared to $1.4 million in Fiscal 2012.

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

Accounts receivable

Accounts receivable are stated net of an allowance for uncollectible balances. This allowance is based on Signet’s past experience and the payment history of customers, which reflect the prevailing economic environment. The allowance at February 2, 2013 was $88.3 million against a gross accounts receivable balance of $1,293.6 million. This compares to an allowance of $78.6 million against a gross accounts receivable balance of $1,166.8 million at January 28, 2012. Management regularly reviews its receivable balances and when it assesses that a balance is not recoverable, it is fully provided for.

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

In the US, reserves for physical inventory losses are estimated and recorded throughout the year as a percentage of net sales based on historical physical inventory results, expectations of future inventory losses and current inventory levels. A physical inventory is performed at the mid-year and fiscal year end for which the physical inventory reserves are adjusted for actual results. In the UK, inventory losses are recorded on a store by store basis based on historical cycle count results, expectations of future inventory losses and current inventory levels. These estimates are based on the overall divisional inventory loss experience since the last inventory count.

The total inventory reserve at February 2, 2013 was $23.4 million as compared to $29.3 million at January 28, 2012. Total net inventory at February 2, 2013 was $1,397.0 million, an increase of $92.9 million from January 28, 2012.

Hedge accounting

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives being recognized immediately in the income statement or accumulated other comprehensive (loss) income, depending on the timing and designated purpose of the derivative.

Changes in the fair value of derivative financial instruments that are designated and effective as hedges of future cash flows are recognized directly in equity as a component of accumulated other comprehensive (loss) income.

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

UK retirement benefits

The expected liabilities of Signet’s defined benefit pension plan (the “UK Plan”) are calculated based primarily on assumptions regarding salary and pension increases, inflation rates, discount rates, projected life expectancy and the long-term rate of return expected on the UK Plan’s assets. A full actuarial valuation was completed as of April 5, 2012 and the UK Plan valuation is updated at each year end. The discount rate assumption of 4.5% applied for Fiscal 2013 is based on the yield at the balance sheet date of long term AA rated corporate bonds of equivalent currency and term to the UK Plan’s liabilities. A 0.1% increase in this discount rate would have decreased the net periodic benefit cost of $3.2 million in Fiscal 2013 by $0.3 million. The value of the assets of the UK Plan is measured as of the balance sheet date, which is particularly dependent on the value of equity investments held at that date. The overall impact on the consolidated balance sheet is significantly mitigated as the members of the UK Plan are only in the UK and account for about 7% of UK employees. The UK Plan ceased to admit new employees as of April 2004. In addition, if net accumulated actuarial gains and losses exceed 10% of the greater of plan assets or plan liabilities, Signet amortizes those gains or losses that exceed this 10% over the average remaining service period of the employees. The funded status of the UK Plan at February 2, 2013 was a $48.5 million asset as compared to a $31.5 million asset at January 28, 2012.

Accounting changes and recent accounting standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1 (x), Principal accounting policies—Recently issued accounting pronouncements, in Item 8 of this Annual Report on Form 10-K.

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

A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists of forward foreign currency exchange contracts and forward contracts for the purchase of gold. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to foreign exchange rates, commodity prices and interest rates is detailed in Note 19 of Item 8.

Foreign currency exchange rate risk

Approximately 88% of Signet’s total assets were held in US dollars at February 2, 2013 and approximately 82% of its sales and 94% of its operating income in Fiscal 2013 were generated in US dollars. Nearly all the remainder of Signet’s assets, sales and operating income are in pounds sterling.

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

It is Signet’s policy to minimize the impact of precious metal commodity price volatility on operating results through the use of forward purchases of, or by entering into purchase options, within treasury guidelines approved by the Board.

Interest rate risk

Signet’s interest income or expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt (US dollars or pounds sterling), the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding.

Sensitivity analysis

Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.

Fair value changes arising from:

(in millions)	Fair Value February 2, 2013	1% rise in interest rates	10% depreciation of £ against $	10% depreciation of gold prices	Fair Value January 28, 2012
Foreign exchange contracts	$1.0	$—	$5.1	$—	$1.0
Commodity contracts	(1.8)	—	—	(18.5)	15.1
Floating rate borrowings	—	—	—	—	—
Floating rate bank deposits	276.6	2.8	—	—	468.8

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

The fair value of derivative financial instruments is determined based on market value equivalents at period end, taking into account the current interest rate environment, current foreign currency forward rates or current commodity forward rates.

The estimated changes in fair values for interest rate movements are based on an increase of 1% (100 basis points) in the specific rate of interest applicable to each class of financial instruments from the levels effective at February 2, 2013 with all other variables remaining constant.

The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the pound sterling against US dollar from the levels applicable at February 2, 2013 with all other variables remaining constant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Signet Jewelers Limited:

We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited (Signet) and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated income statements, statements of comprehensive income, statements of cash flows, statements of shareholders’ equity, and statements of accumulated other comprehensive (loss) income for the 53 week period ended February 2, 2013 and 52 week period ended January 28, 2012. We also have audited Signet Jewelers Limited’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Signet Jewelers Limited’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Signet’s internal control over financial reporting based on our audits. The accompanying consolidated financial statements of Signet Jewelers Limited and subsidiaries for the 52 week period ended January 29, 2011 were audited by other auditors whose report thereon dated March 29, 2011, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signet Jewelers Limited and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of its operations and its cash flows for the 53 week period ended February 2, 2013 and 52 week period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Signet Jewelers Limited maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s evaluation of the effectiveness of Signet’s internal control over financial reporting as of February 2, 2013 excluded Ultra Stores, Inc., which was acquired by Signet on October 29, 2012. Ultra Stores, Inc. is a wholly-owned subsidiary of Signet whose total assets and total sales represented less than 3% of consolidated total assets and less than 2% of consolidated sales of Signet as of and for the year ended February 2, 2013. Our audit of internal control over financial reporting of Signet also excluded an evaluation of the internal control over financial reporting of Ultra Stores, Inc.

/s/ KPMG LLP

Cleveland, Ohio

March 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Signet Jewelers Limited:

We have audited the accompanying consolidated income statement and statements of comprehensive income, cash flow, shareholders’ equity, and accumulated other comprehensive (loss) income of Signet Jewelers Limited and subsidiaries for the 52 week period ended January 29, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Signet Jewelers Limited and subsidiaries for the 52 week period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG Audit Plc

London, United Kingdom

March 29, 2011

SIGNET JEWELERS LIMITED

CONSOLIDATED INCOME STATEMENTS

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Notes
(in millions, except per share amounts)
Sales	$3,983.4	$3,749.2	$3,437.4	2
Cost of sales	(2,446.0)	(2,311.6)	(2,194.5)

Gross margin	1,537.4	1,437.6	1,242.9
Selling, general and administrative expenses	(1,138.3)	(1,056.7)	(980.4)
Other operating income, net	161.4	126.5	110.0	3

Operating income	560.5	507.4	372.5	2
Interest expense, net	(3.6)	(5.3)	(72.1)

Income before income taxes	556.9	502.1	300.4
Income taxes	(197.0)	(177.7)	(100.0)	6

Net income	$359.9	$324.4	$200.4

Earnings per share: basic	$4.37	$3.76	$2.34	7
diluted	$4.35	$3.73	$2.32	7
Weighted average common shares outstanding: basic	82.3	86.2	85.7	7
diluted	82.8	87.0	86.4	7
Dividends declared per share	$0.48	$0.20	$—	8

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Net income	$359.9	$324.4	$200.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.5)	(3.9)	(1.9)
Derivative instruments qualifying as cash flow hedges:
Unrealized (loss) gain, net of tax of $3.7 (Fiscal 2012: $17.5, Fiscal 2011: $5.0)	(6.7)	32.2	9.6
Reclassification adjustment for gains to net income, net of tax of $8.0 (Fiscal 2012: $8.6, Fiscal 2011: $7.5)	(14.4)	(16.0)	(14.8)
Pension plan:
Actuarial gain (loss), net of tax of $1.5 (Fiscal 2012: $(3.5), Fiscal 2011: $4.5)	4.7	(7.3)	11.7
Reclassification adjustment to net income for amortization of actuarial gains, net of tax of $0.8 (Fiscal 2012: $0.8, Fiscal 2011: $1.3)	2.4	1.8	3.5
Prior service (benefit) costs, net of tax of $(0.3) (Fiscal 2012: $2.0, Fiscal 2011: $0.0)	(0.8)	5.5	—
Reclassification adjustment to net income for amortization of prior service costs, net of tax of $(0.4) (Fiscal 2012: $(0.3), Fiscal 2011: $(0.3))	(1.2)	(0.7)	(0.7)

Total other comprehensive (loss) income	(16.5)	11.6	7.4

Total comprehensive income	$343.4	$336.0	$207.8

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED BALANCE SHEETS

	February 2, 2013	January 28, 2012	Notes
(in millions)
Assets
Current assets:
Cash and cash equivalents	$301.0	$486.8	9
Accounts receivable, net	1,205.3	1,088.2	10
Other receivables	42.1	44.3
Other current assets	85.9	92.0
Deferred tax assets	1.6	0.9	6
Inventories	1,397.0	1,304.1	11

Total current assets	3,032.9	3,016.3

Non-current assets:
Property and equipment, net	430.4	383.4	13
Other assets	99.9	71.7	12
Deferred tax assets	104.1	108.5	6
Retirement benefit asset	48.5	31.5	20

Total assets	$3,715.8	$3,611.4

Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable	$155.9	$182.6
Accrued expenses and other current liabilities	326.4	308.4	15
Deferred revenue	159.7	154.1	16
Deferred tax liabilities	129.6	135.0	6
Income taxes payable	97.1	77.9

Total current liabilities	868.7	858.0

Non-current liabilities:
Other liabilities	108.3	100.3	17
Deferred revenue	408.9	374.0	16

Total liabilities	1,385.9	1,332.3

Commitments and contingencies			22
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 81.4 shares outstanding (2012: 86.9 outstanding)	15.7	15.6	21
Additional paid-in capital	246.3	230.9
Other reserves	235.2	235.2	21
Treasury shares at cost: 5.8 shares (2012: 0.3 shares)	(260.0)	(12.7)	21
Retained earnings	2,268.4	1,969.3	21
Accumulated other comprehensive loss	(175.7)	(159.2)

Total shareholders’ equity	2,329.9	2,279.1

Total liabilities and shareholders’ equity	$3,715.8	$3,611.4

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Cash flows from operating activities
Net income	$359.9	$324.4	$200.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	99.4	92.4	97.8
Pension expense	3.2	3.3	7.0
Share-based compensation	15.7	17.0	17.2
Deferred taxation	4.3	29.3	25.1
Excess tax benefit from exercise of stock options	(7.4)	(3.9)	(0.8)
Facility amendment fee amortization and charges	0.4	1.9	4.8
Other non-cash movements	(1.4)	0.3	(2.6)
Profit on disposal of property and equipment	—	—	(1.0)
Changes in operating assets and liabilities:
Increase in accounts receivable	(117.1)	(152.5)	(78.7)
Increase in other receivables and other assets	(1.3)	(17.8)	(14.9)
(Increase) decrease in other current assets	(5.2)	1.8	(4.0)
Increase in inventories	(65.7)	(115.2)	(19.5)
(Decrease) increase in accounts payable	(39.6)	57.2	59.4
Increase in accrued expenses and other liabilities	13.4	26.5	25.1
Increase in deferred revenue	40.6	28.9	23.6
Increase (decrease) in income taxes payable	27.2	43.3	(3.7)
Pension plan contributions	(13.7)	(14.2)	(14.0)
Effect of exchange rate changes on currency swaps	—	2.5	1.9

Net cash provided by operating activities	312.7	325.2	323.1

Investing activities
Purchase of property and equipment	(134.2)	(97.8)	(57.5)
Proceeds from sale of property and equipment	—	—	1.9
Acquisition of Ultra Stores, Inc., net of cash received	(56.7)	—	—

Net cash used in investing activities	(190.9)	(97.8)	(55.6)

Financing activities
Dividends paid	(38.4)	(8.7)	—
Proceeds from issuance of common shares	21.6	10.6	11.3
Excess tax benefit from exercise of stock options	7.4	3.9	0.8
Repurchase of common shares	(287.2)	(12.7)	—
Net settlement of equity based awards	(11.5)	—	—
Credit facility fees paid	—	(2.1)	(1.3)
Repayment of short-term borrowings	—	(31.0)	(13.1)
Repayment of long-term debt	—	—	(280.0)

Net cash used in financing activities	(308.1)	(40.0)	(282.3)

Cash and cash equivalents at beginning of period	486.8	302.1	316.2
(Decrease) increase in cash and cash equivalents	(186.3)	187.4	(14.8)
Effect of exchange rate changes on cash and cash equivalents	0.5	(2.7)	0.7

Cash and cash equivalents at end of period	$301.0	$486.8	$302.1

Supplemental cash flow information:
Interest paid	$3.4	$5.1	$74.2
Income taxes paid	165.6	105.1	78.6

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares at par value	Additional paid-in- capital	Other reserves (Note 21)	Treasury shares	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
(in millions)
Balance at January 30, 2010	$15.4	$169.9	$235.2	$(1.1)	$1,462.4	$(178.2)	$1,703.6
Net income	—	—	—	—	200.4	—	200.4
Other comprehensive income	—	—	—	—	—	7.4	7.4
Share options exercised	0.1	12.1	—	1.1	(0.5)	—	12.8
Share-based compensation expense	—	14.8	—	—	—	—	14.8

Balance at January 29, 2011	15.5	196.8	235.2	—	1,662.3	(170.8)	1,939.0
Net income	—	—	—	—	324.4	—	324.4
Other comprehensive income	—	—	—	—	—	11.6	11.6
Dividends	—	—	—	—	(17.4)	—	(17.4)
Repurchase of common shares	—	—	—	(12.7)	—	—	(12.7)
Share options exercised	0.1	14.5	—	—	—	—	14.6
Share-based compensation expense	—	19.6	—	—	—	—	19.6

Balance at January 28, 2012	15.6	230.9	235.2	(12.7)	1,969.3	(159.2)	2,279.1
Net income	—	—	—	—	359.9	—	359.9
Other comprehensive income	—	—	—	—	—	(16.5)	(16.5)
Dividends	—	—	—	—	(39.5)	—	(39.5)
Repurchase of common shares	—	—	—	(287.2)	—	—	(287.2)
Net settlement of equity based awards	—	(7.4)	—	10.8	(14.9)	—	(11.5)
Share options exercised	0.1	7.1	—	29.1	(6.4)	—	29.9
Share-based compensation expense	—	15.7	—	—	—	—	15.7

Balance at February 2, 2013	$15.7	$246.3	$235.2	$(260.0)	$2,268.4	$(175.7)	$2,329.9

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

			Pension plan
	Foreign currency translation	Changes in fair value of derivative instruments	Actuarial (losses) gains	Prior service credit (cost)	Accumulated other comprehensive (loss) income
(in millions)
Balance at January 30, 2010	$(143.1)	$11.1	$(61.2)	$15.0	$(178.2)
Current-period other comprehensive income	(1.9)	(5.2)	15.2	(0.7)	7.4

Balance at January 29, 2011	(145.0)	5.9	(46.0)	14.3	(170.8)
Current-period other comprehensive income	(3.9)	16.2	(5.5)	4.8	11.6

Balance at January 28, 2012	(148.9)	22.1	(51.5)	19.1	(159.2)
Current-period other comprehensive income	(0.5)	(21.1)	7.1	(2.0)	(16.5)

Balance at February 2, 2013	$(149.4)	$1.0	$(44.4)	$17.1	$(175.7)

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Principal accounting policies

Signet Jewelers Limited (“Signet”, or the “Company”), including its subsidiaries, is a leading retailer of jewelry, watches and associated services. Signet manages its business as two geographical segments, being the United States of America (the “US”) and the United Kingdom (the “UK”). The US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry, Ultra and various regional brands. Ultra was acquired by Signet in October 2012. The UK division’s retail stores operate under brands including H.Samuel and Ernest Jones.

In relation to the consolidated financial statements of Signet, the following accounting policies have been applied consistently in dealing with items which are considered material in all reporting periods presented herein.

(a) Basis of preparation

The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP”) and include the results of the Parent Company and its subsidiaries for the 53 week period ended February 2, 2013 (“Fiscal 2013”), as Signet’s fiscal year ends on the Saturday nearest January 31. The comparative periods are for the 52 week period ended January 28, 2012 (“Fiscal 2012”) and the 52 week period ended January 29, 2011 (“Fiscal 2011”). Intercompany balances have been eliminated on consolidation.

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

(c) Foreign currency translation

The results of subsidiaries whose functional currency is not US dollars are translated into US dollars at the weighted average rate of exchange during the period and their balance sheets are translated at the rates in effect at the balance sheet date. The average exchange rate is calculated using the weekly exchange rates weighted by the level of sales within the relevant period. Exchange differences arising from the translation of the net assets of overseas subsidiaries into US dollars and matched foreign currency borrowings are included in accumulated other comprehensive (loss) income. Transaction gains and losses are also recognized in arriving at operating income.

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

Revenue on the sale of merchandise is reported net of anticipated returns and sales tax collected. Returns are estimated based on previous return rates experienced.

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

Extended service plans and lifetime warranty agreements

The US division sells extended service plans where it is obliged, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of extended service plans is deferred over 14 years. Revenue is recognized in relation to the costs expected to be incurred in performing these services, with approximately 46% of revenue recognized within the first two years. The deferral period is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates used. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.

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

Sale of consignment inventory

Sales of consignment inventory are accounted for on a gross sales basis. This reflects that the Company is the primary obligor providing independent advice, guidance and after sales service to customers. The products sold from consignment inventory are indistinguishable to the customer from other products that are sold from purchased inventory. They are sold on the same terms and are not separately identified as consignment items in the stores. The Company selects the products and suppliers at its own discretion and is responsible for determining the selling price and the physical security of the products making it liable for any inventory loss. It also takes the credit risk of a sale to the customer.

(e) Cost of sales and selling, general and administrative expenses

Cost of sales includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to distribution centers and to stores, inventory shrinkage, store operating and occupancy costs, net bad debts and charges for late payments under the US customer finance program. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. Selling, general and administrative expenses include store staff and store administrative costs, centralized administrative expenses, including information technology, credit and eCommerce, advertising and promotional costs, and other operating expenses not specifically categorized elsewhere in the consolidated income statements.

(f) Store opening costs

The opening costs of new locations are expensed as incurred.

(g) Advertising and promotional costs

Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogues and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $245.8 million in Fiscal 2013 (Fiscal 2012: $208.6 million; Fiscal 2011: $178.1 million).

(h) Property and equipment

Property and equipment are stated at cost less accumulated depreciation, amortization and impairment losses. Maintenance and repair costs are expensed as incurred. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	30 to 40 years when land is owned or the remaining term of lease, not to exceed 30 to 40 years
Leasehold improvements	Remaining term of lease, not to exceed 10 years
Furniture and fixtures	Ranging from 3 – 10 years
Equipment, including software	Ranging from 3 – 5 years

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

(i) Goodwill and other intangibles

Goodwill represents the excess of the purchase price of acquisitions over the Company’s interest in the fair value of the identifiable assets and liabilities acquired. Goodwill recorded by the Company’s two reporting units, US and UK, based on the acquisitions made by each division. Goodwill is not amortized, but is reviewed for impairment at least annually as of the last day of the fiscal year and whenever events or changes in circumstances indicate it is more likely than not that a reporting unit’s fair value is less than its carrying value.

The Company may elect to perform a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. Fair value is determined through the income approach using discounted cash flow models or market-based methodologies. Significant estimates used in these discounted cash flow models include: the weighted average cost of capital; long-term growth rates; expected changes to selling prices, direct costs and profitability of the business; and working capital requirements. Management estimates discount rates using post-tax rates that reflect assessments of the time value of money and Company-specific risks. If the carrying value exceeds the estimated fair value, the Company determines the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, the Company recognizes an impairment charge equal to the difference.

See Note 14 for additional discussion of the goodwill recorded by the Company during Fiscal 2013. There have been no goodwill impairment losses recorded during the fiscal periods presented in the consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may be required. The balance is recorded in other assets and was $24.6 million as of February 2, 2013 and $0 as of January 28, 2012, see Note 12.

(j) Inventories

Inventories primarily represent goods held for resale and are valued at the lower of cost or market value. Cost is determined using average cost and includes costs directly related to bringing inventory to its present location and condition. These include relevant warehousing, distribution and certain buying, security and data processing costs. Market value is defined as estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. Inventory write-downs are made for obsolete, slow moving or defective items and shrinkage. The write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. Shrinkage is estimated and recorded based on historical physical inventory results, expectations of future inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers.

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

Accounts receivable under the customer finance programs are shown net of an allowance for uncollectible amounts. See Note 10. This allowance is an estimate of the losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy, as well as an allowance for those amounts 90 days aged and under based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

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

(p) Employee benefits

Signet operates a defined benefit pension plan in the UK (the “UK Plan”) which ceased to admit new employees from April 2004. During Fiscal 2013 and 2012, participating eligible employees were members of the UK Plan, which provides benefits based on members’ salaries at retirement. The UK Plan’s assets are held by the UK Plan trustees and are completely separate from Signet.

The net periodic cost of the UK Plan is measured on an actuarial basis using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases and rates of employee attrition. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed 10% of the greater of plan assets or plan liabilities, Signet amortizes those gains or losses over the average remaining service period of the employees.

The net periodic pension cost is charged to selling, general and administrative expenses in the income statement.

The funded status of the UK Plan is recognized on the balance sheet, and is the difference between the fair value of plan assets and the benefit obligation measured at the balance sheet date. Any gains or losses and prior service costs or credits that arise during the period but are not included as components of net periodic benefit cost are recognized, net of tax, in the period within other comprehensive (loss) income.

Signet also operates a defined contribution pension plan in the UK and sponsors a defined contribution 401(k) retirement savings plan in the US. Contributions made by Signet to these pension arrangements are charged to selling, general and administrative expenses in the income statement as incurred.

(q) Derivative financial instruments and hedge accounting

Signet uses derivative financial instruments for risk management or non-trading purposes to alter the risk profile of an existing underlying exposure. Forward foreign currency and commodity purchase contracts are used to manage forecast exposures arising from future purchases.

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives being recognized immediately in the income statement or accumulated other comprehensive (loss) income, depending on the timing and designated purpose of the derivative.

Changes in the fair value of derivative financial instruments that are designated and effective as hedges of future cash flows are recognized directly in equity as a component of accumulated other comprehensive (loss) income. Changes in the fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness, are recognized immediately in other operating income, net. For the effective portion of cash flow hedges, amounts previously recognized in equity are recognized in the income statement in the same period and on the same line in which the hedged item affects net income or loss.

(r) Cash and cash equivalents

Cash and cash equivalents comprise cash on hand, money market deposits and amounts placed with external fund managers with an original maturity of three months or less, and are carried at cost which approximates to fair value. In addition, receivables from third-party credit card issuers are considered cash equivalents as they are typically converted to cash within 5 days of the original sales transaction.

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

Signet estimates fair value using a Black-Scholes model for the Omnibus Plan awards and the binomial valuation model for the Saving Share Options. Deferred tax assets for awards that result in deductions on the income tax returns of subsidiaries are recorded by Signet based on the amount of compensation cost recognized and the subsidiaries’ statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the subsidiaries’ income tax return are recorded in additional paid-in-capital (if the tax deduction exceeds the deferred tax asset) or in the income statement (if the deferred tax asset exceeds the tax deduction and no additional paid-in-capital exists from previous awards).

Share-based compensation is primarily recorded in selling, general and administrative expenses in the income statement, along with the relevant salary cost.

See Note 23 for a further description of Signet’s share option plans.

(u) Contingent liabilities

Provisions for contingent liabilities are recorded for probable losses when management is able to estimate the loss or range of loss.

(v) Common shares

When new shares are issued, they are recorded in Common Shares at their par value. The excess of the issue price over the par value is recorded in additional paid-in capital.

The cost of Company shares purchased to satisfy the exercise of employee share options is deducted from total equity and the proceeds of their issuance are credited to total equity.

(w) Dividends

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

Fair value measurements and disclosures

In May 2011, the FASB issued ASU 2011-04, “Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”).” FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which Signet will be required to disclose quantitative information about the unobservable inputs used in fair value measurements. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. Signet adopted this guidance effective for the first quarter ended April 28, 2012 and the adoption of this amendment did not have any impact on Signet’s financial position or results of operations.

Goodwill

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The new guidance is intended to simplify how entities test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles – Goodwill and Other. This amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Signet adopted this guidance effective for the fourth quarter ended February 2, 2013 and the adoption of this amendment did not have did not have any impact on Signet’s financial position or results of operations.

To be adopted in future periods

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of amounts Reclassified Out of Accumulated Other Comprehensive Income”. The new guidance does not change the current requirements for reporting net income or other comprehensive income, but it does require disclosure of amounts reclassified out of accumulated other comprehensive income by component, as well as require the presentation of these amounts on the face of the statements of comprehensive income or in the notes to the consolidated financial statements. ASU 2013-02 will be effective for the reporting periods beginning after December 15, 2012. Signet is currently evaluating the impact of adopting ASU 2013-02, but currently believes there will be no significant impact on its consolidated financial statements.

(y) Reclassification

Signet has reclassified the presentation of certain prior year information to conform to the current year presentation.

2. Segment information

Signet’s sales are derived from the retailing of jewelry, watches, other products and services. Signet is managed as two geographical operating segments, being the US and UK divisions. These segments represent channels of distribution that offer similar merchandise and services and have similar marketing and distribution strategies. Both divisions are managed by executive committees, which report through a divisional Chief Executive to Signet’s Chief Executive Officer, who in turn reports to the Board. Each divisional executive committee is responsible for operating decisions within parameters set by the Board. The performance of each segment is regularly evaluated based on sales and operating income. The operating segments do not include certain corporate administrative costs. There are no material transactions between the operating segments.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Sales:
US	$3,273.9	$3,034.1	$2,744.2
UK	709.5	715.1	693.2

Total sales	$3,983.4	$3,749.2	$3,437.4

Operating income (loss):
US	$547.8	$478.0	$342.7
UK	40.0	56.1	57.0
Unallocated(1)	(27.3)	(26.7)	(27.2)

Total operating income	$560.5	$507.4	$372.5

Depreciation and amortization:
US	$75.9	$69.0	$72.5
UK	23.5	23.4	25.3

Total depreciation and amortization	$99.4	$92.4	$97.8

Capital additions:
US	$111.1	$75.6	$44.5
UK	23.1	22.2	13.0

Total capital additions	$134.2	$97.8	$57.5

	February 2, 2013	January 28, 2012
(in millions)
Total assets:
US	$3,018.8	$2,747.5
UK	446.7	427.3
Unallocated(2)	250.3	436.6

Total assets	$3,715.8	$3,611.4

Total long-lived assets:
US	$377.7	$305.8
UK	76.8	77.0
Unallocated(1)	0.5	0.6

Total long-lived assets	$455.0	$383.4

Total liabilities:
US	$(1,243.6)	$(1,166.3)
UK	(113.7)	(146.2)
Unallocated(1)	(28.6)	(19.8)

Total liabilities	$(1,385.9)	$(1,332.3)

(1)	Unallocated principally relates to corporate administrative costs, assets, and liabilities.
(2)	Unallocated principally relates to corporate administrative costs, assets, and liabilities. The asset balance in Fiscal 2012 primarily consisted of cash which has subsequently been utilized for the repurchase of common shares.

Sales by product

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Diamonds and diamond jewelry	$2,410.7	$2,183.3	$2,066.8
Gold, silver jewelry, other products and services	1,116.5	1,133.5	978.5
Watches	456.2	432.4	392.1

Total sales	$3,983.4	$3,749.2	$3,437.4

Sales to any individual customer were not significant to Signet’s consolidated sales.

3. Other operating income, net

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Interest income from in-house customer finance programs	$159.7	$125.4	$109.6
Other	1.7	1.1	0.4

Other operating income, net	$161.4	$126.5	$110.0

4. Compensation and benefits

Compensation and benefits were as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Wages and salaries	$713.4	$681.5	$653.3
Payroll taxes	62.6	59.3	55.4
Employee benefit plans expense	12.9	11.3	8.7
Share-based compensation expense	15.7	17.0	17.2

Total compensation and benefits	$804.6	$769.1	$734.6

5. Foreign currency translation

The exchange rates used for translation of UK pound sterling transactions and balances in these accounts are as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Income statement (average rate)	$1.59	$1.60	$1.55
Balance sheet (period end rate)	$1.57	$1.57	$1.59

6. Income taxes

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Income before income taxes:
– US	$494.3	$423.2	$228.5
– Foreign	62.6	78.9	71.9

Total income before income taxes	$556.9	$502.1	$300.4

Current taxation:
– US	$186.6	$136.9	$63.6
– Foreign	6.1	11.5	11.3
Deferred taxation:
– US	3.1	26.1	25.3
– Foreign	1.2	3.2	(0.2)

Total income taxes	$197.0	$177.7	$100.0

As the statutory rate of corporation tax in Bermuda is 0%, the differences between the federal income tax rate in the US and the effective tax rates for Signet have been presented below:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	%	%	%
US federal income tax rates	35.0	35.0	35.0
US state income taxes	2.7	2.7	2.4
Differences between US federal and foreign statutory income tax rates	(0.6)	(1.0)	(1.3)
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	0.8	1.1	1.9
Benefit of intra-group financing arrangements	(2.1)	(2.0)	(2.7)
Other items	(0.4)	(0.4)	(2.0)

Effective tax rate	35.4	35.4	33.3

Signet’s effective tax rate is largely impacted by the relative proportion of US and foreign income tax expense. In Fiscal 2013, Signet’s effective tax rate was higher than the US federal income tax rate due to a higher level of state income tax expense due to an increased proportion of US profits, which is partially offset by lower tax rates on income arising outside the US. Signet’s future effective tax rate is dependent on changes in the geographic mix of income and the movement in foreign exchange translation rates.

Deferred tax assets (liabilities) consisted of the following:

	February 2, 2013			January 28, 2012
	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
(in millions)
US property and equipment	$—	$(55.8)	$(55.8)	$—	$(45.7)	$(45.7)
Foreign property and equipment	6.7	—	6.7	6.0	—	6.0
Inventory valuation	—	(188.6)	(188.6)	—	(156.2)	(156.2)
Allowances for doubtful accounts	36.6	—	36.6	29.2	—	29.2
Revenue deferral	122.4	—	122.4	104.6	—	104.6
Derivative instruments	—	—	—	—	(11.7)	(11.7)
Straight line lease payments	26.8	—	26.8	23.7	—	23.7
Deferred compensation	7.7	—	7.7	4.7	—	4.7
Retirement benefit obligations	—	(11.2)	(11.2)	—	(7.9)	(7.9)
Share-based compensation	10.7	—	10.7	9.7	—	9.7
US state income tax accruals	5.6	—	5.6	6.2	—	6.2
Other temporary differences	16.2	—	16.2	12.9	—	12.9
Value of foreign capital losses	16.5	—	16.5	20.0	—	20.0

Total gross deferred tax asset (liability)	$249.2	$(255.6)	$(6.4)	$217.0	$(221.5)	$(4.5)
Valuation allowance	(17.5)	—	(17.5)	(21.1)	—	(21.1)

Deferred tax asset (liability)	$231.7	$(255.6)	$(23.9)	$195.9	$(221.5)	$(25.6)

Current assets			$1.6			$0.9
Current liabilities			(129.6)			(135.0)
Non-current assets			104.1			108.5

Deferred tax (liability) asset			$(23.9)			$(25.6)

As of February 2, 2013 Signet had foreign gross capital loss carry forwards of $71.0 million (Fiscal 2012: $79.3 million) which are only available to offset future capital gains, if any, over an indefinite period.

The decrease in the total valuation allowance in Fiscal 2013 was $3.6 million due to utilization of foreign capital losses to offset capital gains (Fiscal 2012: $1.5 million net decrease; Fiscal 2011: $1.7 million net increase). The valuation allowance primarily relates to foreign capital loss carry forwards that, in the judgment of management, are not more likely than not to be realized.

Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of February 2, 2013 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.

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

As of February 2, 2013 Signet had approximately $4.5 million (Fiscal 2012: $4.8 million; Fiscal 2011: $9.0 million) of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. In Fiscal 2013, the total amount of interest recognized in income tax expense in the consolidated income statement was $0.2 million, net credit (Fiscal 2012: $0.1 million, net credit; Fiscal 2011: $1.2 million, net credit). As of February 2, 2013, Signet had accrued interest of $0.2 million (Fiscal 2012: $0.4 million; Fiscal 2011: $1.0 million).

The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Balance at beginning of period	$4.8	$9.0	$14.9
Increases related to current year tax positions	0.2	0.3	0.3
Prior year tax positions
Increases	—	—	0.2
Decreases	—	(1.4)	(2.8)
Cash settlements	—	(2.6)	(1.6)
Lapse of statute of limitations	(0.5)	(0.5)	(1.8)
Difference on foreign currency translation	—	—	(0.2)

Balance at end of period	$4.5	$4.8	$9.0

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of February 2, 2013, due to settlement of the uncertain tax positions with the tax authorities.

7. Earnings per share

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions, except per share amounts)
Net income	$359.9	$324.4	$200.4

Basic weighted average number of shares outstanding	82.3	86.2	85.7
Dilutive effect of share options	0.5	0.8	0.7

Diluted weighted average number of shares outstanding	82.8	87.0	86.4

Earnings per share – basic	$4.37	$3.76	$2.34
Earnings per share – diluted	$4.35	$3.73	$2.32

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust (“ESOT”) and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in Fiscal 2013 by 4,882,625 (Fiscal 2012: 576,427; Fiscal 2011: 302,781). The calculation of fully diluted EPS for the Fiscal 2013 excludes options to purchase 192,374 shares (Fiscal 2012: 375,071 share options; Fiscal 2011: 815,562 share options) on the basis that their effect on EPS was anti-dilutive.

8. Dividends

	Fiscal 2013	Fiscal 2012
(in millions)
First quarter dividend of $0.12 per share (Fiscal 2012: $0.00 per share)	$10.3	$—
Second quarter dividend of $0.12 per share (Fiscal 2012: $0.00 per share)	9.6	—
Third quarter dividend of $0.12 per share (Fiscal 2012: $0.10 per share)	9.8	8.7
Fourth quarter dividend of $0.12 per share (Fiscal 2012: $0.10 per share)	9.8	8.7

Total dividends	$39.5	$17.4

For the fourth quarter of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was approved on January 7, 2013 for a payment on February 27, 2013 to shareholders of record on January 28, 2013. As a result, $9.8 million has been recorded in accrued expenses and other current liabilities reflecting this dividend, which is not presented in the consolidated statement of cash flows as it is a non-cash transaction in Fiscal 2013. As of January 28, 2012, $8.7 million was recorded in accrued expenses related to the fourth quarter Fiscal 2012 dividend. For the first, second and third quarters of Fiscal 2013, a cash dividend of $0.12 per share on Signet’s Common Shares was paid on May 29, 2012, August 28, 2012 and November 26, 2012, respectively.

In addition, on March 27, 2013, Signet’s Board of Directors declared a quarterly dividend of $0.15 per share on its Common Shares. This dividend will be payable on May 29, 2013 to shareholders of record on May 3, 2013, with an ex-dividend date of May 1, 2013.

9. Cash and cash equivalents

	February 2, 2013	January 28, 2012
(in millions)
Cash and cash equivalents held in money markets and other accounts	$276.6	$468.8
Cash equivalents from third-party credit card issuers	23.2	16.9
Cash on hand	1.2	1.1

Total cash and cash equivalents	$301.0	$486.8

10. Accounts receivable, net

Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment. The allowance is an estimate of the losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy, as well as an allowance for those amounts 90 days aged and under, based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

	February 2, 2013	January 28, 2012
(in millions)
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	$1,192.9	$1,077.4
Other accounts receivable	12.4	10.8

Total accounts receivable, net	$1,205.3	$1,088.2

Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK division of $13.0 million (Fiscal 2012: $11.3 million), with a corresponding valuation allowance of $0.6 million (Fiscal 2012: $0.5 million).

Allowance for credit losses on US customer in-house finance receivables:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Beginning balance	$(78.1)	$(67.8)	$(72.2)
Charge-offs	112.8	92.8	119.0
Recoveries	21.8	19.3	17.4
Provision	(144.2)	(122.4)	(132.0)

Ending balance	$(87.7)	$(78.1)	$(67.8)
Ending receivable balance evaluated for impairment	1,280.6	1,155.5	995.5

US customer in-house finance receivables, net	$1,192.9	$1,077.4	$927.7

Net bad debt expense is defined as the provision expense less recoveries.

Credit quality indicator and age analysis of past due US customer in-house finance receivables:

	February 2, 2013		January 28, 2012		January 29, 2011
	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
(in millions)
Performing:
Current, aged 0 – 30 days	$1,030.3	$(33.8)	$932.6	$(28.9)	$804.4	$(24.3)
Past due, aged 31 – 90 days	203.9	(7.5)	180.2	(6.5)	152.1	(4.5)
Non Performing:
Past due, aged more than 90 days	46.4	(46.4)	42.7	(42.7)	39.0	(39.0)

	$1,280.6	$(87.7)	$1,155.5	$(78.1)	$995.5	$(67.8)

11. Inventories

Signet held $227.7 million of consignment inventory at February 2, 2013 (January 28, 2012: $141.0 million) which is not recorded on the balance sheet which includes $57.9 million of consignment inventory held by Ultra. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can vary the inventory prices prior to sale.

Inventory reserves

	Balance at beginning of period	Charged to profit	Utilized(1)	Balance at end of period
(in millions)
Fiscal 2011	$32.5	$29.1	$(33.8)	$27.8
Fiscal 2012	27.8	18.4	(16.9)	29.3
Fiscal 2013	29.3	23.6	(29.5)	23.4

(1)	Including the impact of foreign exchange translation between opening and closing balance sheet dates.

12. Other assets

	February 2, 2013	January 28, 2012
(in millions)
Deferred extended service plan costs	$56.9	$52.8
Goodwill	24.6	—
Other assets	18.4	18.9

Total other assets	$99.9	$71.7

13. Property and equipment, net

	February 2, 2013	January 28, 2012
(in millions)
Land and buildings	$32.5	$33.0
Leasehold improvements	419.3	389.1
Furniture and fixtures	503.4	479.5
Equipment, including software	183.8	147.4
Construction in progress	15.5	15.4

Total	$1,154.5	$1,064.4
Accumulated depreciation and amortization	(724.1)	(681.0)

Property and equipment, net	$430.4	$383.4

Depreciation expense for Fiscal 2013 was $99.4 million (Fiscal 2012: $92.4 million, Fiscal 2011: $97.8 million). The expense for Fiscal 2013 includes $2.6 million (Fiscal 2012: $1.4 million, Fiscal 2011: $2.9 million) for impairment of assets.

14. Acquisition

On October 29, 2012, Signet acquired the outstanding shares of Ultra Stores, Inc., a leading jewelry retailer operating primarily in outlet centers, from Crystal Financial LLC and its other stockholders (the “Ultra Acquisition”). As a result of the acquisition, Signet immediately increased its share of the US outlet channel for jewelry. The Company paid $56.7 million, net of acquired cash of $1.5 million, for the Ultra Acquisition, including a $1.4 million working capital adjustment at closing. The total consideration paid was funded through existing cash.

Signet incurred approximately $3.0 million of acquisition-related expenses, which were recorded as selling, general and administrative expenses in the consolidated income statement. The results of operations related to the Ultra Acquisition are reported as a component of the results of the US division and included in Signet’s consolidated financial statements commencing on the date of acquisition. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results were not material.

The Ultra Acquisition was accounted for as a business combination during the fourth quarter of Fiscal 2013. The Company is in the process of finalizing the valuation of the net assets acquired in the acquisition, most notably, the valuation of consignment inventory and related liabilities. Accordingly, the total consideration has been allocated to the net assets acquired based on the preliminary fair values at October 29, 2012 as follows:

(in millions)
Recognized amounts of assets acquired and liabilities assumed:
Inventories	$43.3
Other current assets, excluding cash acquired	3.3
Property and equipment	12.1
Other assets	0.3
Current liabilities	(19.5)
Other liabilities	(7.4)

Fair value of net assets acquired	$32.1
Goodwill(1)	24.6

Total consideration	$56.7

(1)	None of the goodwill will be deductible for income tax purposes.

15. Accrued expenses and other current liabilities

	February 2, 2013	January 28, 2012
(in millions)
Accrued compensation	$85.9	$79.5
Other liabilities	48.7	48.3
Other taxes	31.9	34.0
Payroll taxes	7.4	15.1
Accrued expenses	152.5	131.5

Total accrued expenses and other current liabilities	$326.4	$308.4

Sales returns reserve included in accrued expenses above:

	Balance at beginning of period	Net adjustment(1)	Balance at end of period
(in millions)
Fiscal 2011	$8.1	$(0.4)	$7.7
Fiscal 2012	7.7	(0.4)	7.3
Fiscal 2013	7.3	0.3	7.6

(1)	Net adjustment relates to sales returns previously provided for and changes in estimate and the impact of foreign exchange translation between opening and closing balance sheet dates.

Warranty reserve for diamond and gemstone guarantee included within accrued expenses above and other non-current liabilities below:

	Balance at beginning of period	Warranty expense	Utilized	Balance at end of period
(in millions)
Fiscal 2011	$12.3	$5.9	$(5.2)	$13.0
Fiscal 2012	13.0	7.9	(5.8)	15.1
Fiscal 2013	15.1	8.6	(5.2)	18.5

Disclosed as:	February 2, 2013	January 28, 2012
(in millions)
Current liabilities	$6.9	$5.9
Non-current liabilities (see Note 17)	11.6	9.2

Total warranty reserve	$18.5	$15.1

16. Deferred revenue

Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions and other as follows:

	February 2, 2013	January 28, 2012
(in millions)
ESP deferred revenue	$549.7	$511.7
Voucher promotions and other	18.9	16.4

Total deferred revenue	$568.6	$528.1

Disclosed as:
Current liabilities	$159.7	$154.1
Non-current liabilities	408.9	374.0

Total deferred revenue	$568.6	$528.1

ESP deferred revenue

	Balance at beginning of period	Plans sold	Revenue recognized	Balance at end of period
(in millions)
Fiscal 2011	$458.3	$171.1	$(148.3)	$481.1
Fiscal 2012	481.1	187.0	(156.4)	511.7
Fiscal 2013	511.7	205.1	(167.1)	549.7

17. Other liabilities—non-current

	February 2, 2013	January 28, 2012
(in millions)
Straight-line rent	$65.6	$63.9
Other accrued expenses	4.5	4.3
Warranty reserve	11.6	9.2
Lease loss reserve	8.1	9.6
Other liabilities	18.5	13.3

Total other liabilities	$108.3	$100.3

A lease loss reserve is recorded for the net present value of the difference between the contractual rent obligations and the rate at which income is received or expected to be received from subleasing the properties.

	February 2, 2013	January 28, 2012
(in millions)
At beginning of period	$9.6	$9.3
Adjustments, net	(1.1)	0.8
Utilization(1)	(0.4)	(0.5)

At end of period	$8.1	$9.6

(1)	Including the impact of foreign exchange translation between opening and closing balance sheet dates.

The cash expenditures on the remaining lease loss reserve are expected to be paid over the various remaining lease terms through 2022.

18. Loans, overdrafts and long-term debt

Loans and overdrafts

Revolving credit facility

On May 24, 2011, Signet Jewelers Limited and certain of its subsidiaries as “Borrowers” entered into a $400 million senior unsecured multi-currency five year revolving credit agreement (the “Credit Agreement”) with various financial institutions as the lenders (the “Lenders”), JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, as Syndication Agent, and JPMorgan Securities LLC and Barclays Capital as the joint lead arrangers. The Credit Agreement replaced the Company’s previous credit facility, dated June 26, 2008, as amended and restated as of October 27, 2010, which was due to expire in June 2013 (the “2008 Facility”); the 2008 Facility was terminated on May 24, 2011. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. The Company has guaranteed the obligations of the Borrowers under the Credit Agreement and is also directly bound by certain of the covenants contained in the Credit Agreement.

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

Borrowings under the Credit Agreement bears interest, at the Borrowers’ option, at either a base rate (as defined in the Credit Agreement), or an adjusted LIBO rate (a “Eurocurrency Borrowing”), in each case plus an applicable margin rate based on the Company’s “Fixed Charge Coverage Ratio” (as defined in the Credit Agreement). Interest is payable on the last day of each March, June, September and December, or at the end of each interest period for a Eurocurrency Borrowing, but not less often than every three months. Commitment fee rates range from 0.20% to 0.35% based on the Company’s Fixed Charge Coverage Ratio and are payable quarterly in arrears and on the date of termination or expiration of commitments.

The Credit Agreement limits the ability of the Company and certain of its subsidiaries to, among other things and subject to certain baskets and exceptions contained therein, incur debt, create liens on assets, make investments outside of the ordinary course of business, sell assets outside of the ordinary course of business, enter into merger transactions and enter into unrelated businesses. The Credit Agreement permits the making of dividend payments and stock repurchases so long as the Company (i) is not in default under the Credit Agreement, or (ii) if in default at the time of making such dividend payment or stock repurchase, has no loans outstanding under the Credit Agreement or more than $10 million in letters of credit issued under the Credit Agreement. The Credit Agreement also contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Credit Agreement requires that the Company maintain at all times a “Leverage Ratio” (as defined in the Credit Agreement) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the Credit Agreement) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of the Company for the trailing four quarters. As of February 2, 2013 and January 28, 2012, Signet was in compliance with all debt covenants.

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

No borrowings were drawn on the facility as of February 2, 2013 and January 28, 2012. Stand-by letters of credit of $9.5 million were drawn on the facility at February 2, 2013 (January 28, 2012: $8.2 million), with no significant intra-period fluctuations.

US private placement

On November 26, 2010, Signet exercised its right to prepay in full the remaining $229.1 million of outstanding Private Placement Notes (the “Prepayment Date”). The prepayment required the payment of all accrued interest up to the Prepayment Date plus a premium as determined by the Make Whole provision. The Make Whole premium was dependent on medium term US Treasury yields, and was $47.5 million, including an associated cost of hedging this payment against movements in US Treasury yields during the required notice period. This amount is included within interest expense in the income statement in Fiscal 2011. Following the prepayment of the Private Placement Notes, various restrictions placed on Signet by the Note Purchase Agreement ended.

Capitalized fees

Capitalized amendment fees for the Credit Agreement were $2.1 million, with $0.8 million and $0.4 million of accumulated amortization as of February 2, 2013 and January 28, 2012, respectively. In Fiscal 2013, $0.4 million was charged to the income statement (Fiscal 2012: $1.9 million). In Fiscal 2012, $0.2 million of the capitalized balance was amortized as it related to the 2008 Facility (Fiscal 2011: $1.3 million). Following the effectiveness of the new Credit Agreement, the remaining $1.3 million of capitalized fees for the 2008 Facility were written off.

No other interest bearing material loans or overdrafts were entered into during either Fiscal 2013 or 2012.

19. Financial instruments and fair value

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

The main external source of funding is a $400 million senior unsecured multi-currency five year revolving credit facility, under which there were no borrowings as of February 2, 2013 or January 28, 2012.

Interest rate risk

Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding as of February 2, 2013 or January 28, 2012.

Credit risk and concentrations of credit risk

Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments, except for customer in-house financing receivables as disclosed in Note 10. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.

Derivatives

Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of February 2, 2013 was $50.8 million (January 28, 2012: $48.9 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 28, 2012: 13 months).

Signet enters into forward purchase contracts and option purchase contracts for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of February 2, 2013 was $187.6 million (January 28, 2012: $211.2 million). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (January 28, 2012: 12 months).

For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or loss (“OCI”) and reclassified into earnings in the same period in which the hedged item affects net income or loss. Gains and losses on derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness, are recognized immediately in other operating income.

Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings.

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of February 2, 2013, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Derivative assets
	February 2, 2013		January 28, 2012
	Balance sheet location	Fair value	Balance sheet location	Fair value
(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.0	Other current assets	$1.1
Foreign currency contracts	Other assets	—	Other assets	0.1
Commodity contracts	Other current assets	2.8	Other current assets	16.1
Commodity contracts	Other assets	—	Other assets	—

		3.8		17.3

Total derivative assets		$3.8		$17.3

	Derivative liabilities
	February 2, 2013		January 28, 2012
	Balance sheet location	Fair value	Balance sheet location	Fair value
(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	Other current liabilities	$(0.2)
Foreign currency contracts	Other liabilities	—	Other liabilities	—
Commodity contracts	Other current liabilities	(4.6)	Other current liabilities	(1.0)
Commodity contracts	Other liabilities	—	Other liabilities	—

		(4.6)		(1.2)

Total derivative liabilities		$(4.6)		$(1.2)

The following tables summarize the effect of derivative instruments on the consolidated income statements:

	Amount of gain (loss) in OCI on derivatives (Effective portion)		Location of gain (loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (Effective portion)
	Fiscal 2013	Fiscal 2012		Fiscal 2013	Fiscal 2012
(in millions)
Derivatives in cash flow hedging relationships:
Foreign currency contracts	$0.5	1.8	Cost of sales	$0.4	$0.1
Commodity contracts	(10.9)	47.9	Cost of sales	22.0	24.5

Total	$(10.4)	49.7		$22.4	$24.6

	Location of gain (loss) recognized in income on derivatives (Ineffective portion)	Amount of gain (loss) recognized in income on derivatives (Ineffective portion)
		Fiscal 2013	Fiscal 2012
(in millions)
Derivatives in cash flow hedging relationships:
Commodity contracts	Other operating income	$—	$0.4

Total		$—	$0.4

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Fiscal 2013	Fiscal 2012
(in millions)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income	$—	$2.5

Total		$—	$2.5

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

	February 2, 2013		January 28, 2012
	Carrying amount	Significant other observable inputs (Level 2)	Carrying amount	Significant other observable inputs (Level 2)
(in millions)
Assets:
Forward foreign currency contracts	$1.0	$1.0	$1.2	$1.2
Forward commodity contracts	2.8	2.8	16.1	16.1

Liabilities:
Forward foreign currency contracts	—	—	(0.2)	(0.2)
Forward commodity contracts	(4.6)	(4.6)	(1.0)	(1.0)

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

20. Pension plans

The UK Plan, which ceased to admit new employees from April 2004, is a funded plan with assets held in a separate trustee administered fund, which is independently managed. February 2, 2013 and January 28, 2012 measurement dates were used in determining the UK Plan’s benefit obligation and fair value of plan assets.

The following tables provide information concerning the UK Plan as of and for the fiscal years ended February 2, 2013 and January 28, 2012:

	Fiscal 2013	Fiscal 2012
(in millions)
Change in UK Plan assets:
Fair value at beginning of year	$236.0	$216.7
Actual return on UK Plan assets	22.1	16.2
Employer contributions	13.7	14.4
Members’ contributions	0.5	0.6
Benefits paid	(10.9)	(8.8)
Foreign currency changes	(0.3)	(3.1)

Fair value of UK Plan assets at end of year	$261.1	$236.0

	Fiscal 2013	Fiscal 2012
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$204.5	$193.9
Service cost	3.6	4.8
Past service cost	1.1	(7.4)
Interest cost	9.5	10.7
Members’ contributions	0.5	0.6
Actuarial loss (gain)	4.3	13.5
Benefits paid	(10.9)	(8.8)
Foreign currency changes	—	(2.8)

Benefit obligation at end of year	$212.6	$204.5

Funded status at end of year: UK Plan assets less benefit obligation	$48.5	$31.5

	Fiscal 2013	Fiscal 2012
(in millions)
Amounts recognized in the balance sheet consist of:
Non-current assets	$48.5	$31.5
Non-current liabilities	—	—

Net asset recognized	$48.5	$31.5

Items in accumulated other comprehensive income (loss) not yet recognized as income (expense) in the income statement:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Net actuarial loss	$(44.4)	$(51.5)	$(46.0)
Net prior service credit	17.1	19.1	14.3

The estimated actuarial loss and prior service credit for the UK Plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $2.3 million and $(1.5) million, respectively.

The accumulated benefit obligation for the UK Plan was $197.5 million and $187.9 million at February 2, 2013 and January 28, 2012, respectively.

The components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) for the UK Plan are as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Components of net periodic benefit cost:
Service cost	$(3.6)	$(4.8)	$(5.5)
Interest cost	(9.5)	(10.7)	(10.1)
Expected return on UK Plan assets	11.5	13.8	12.4
Amortization of unrecognized net prior service credit	1.6	1.0	1.0
Amortization of unrecognized actuarial loss	(3.2)	(2.6)	(4.8)

Net periodic benefit cost	$(3.2)	$(3.3)	$(7.0)
Other changes in assets and benefit obligations recognized in other comprehensive income (loss)	6.7	(1.7)	20.0

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3.5	$(5.0)	$13.0

	February 2, 2013	January 28, 2012
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	4.50%	4.70%
Salary increases	3.20%	3.20%
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	4.70%	5.60%
Expected return on UK Plan assets	4.75%	6.25%
Salary increases	3.20%	5.00%

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

The UK Plan’s investment strategy is guided by an objective of achieving a return on the investments, which is consistent with the long-term return assumptions, to ensure the UK Plan obligations are met. The investment policy is to carry a balance of funds to achieve these aims. These funds carry investments in UK and overseas equities, UK corporate bonds, UK Gilts and commercial property. The property investment is through a Pooled Pensions Property Fund that provides a diversified portfolio of property assets.

In Fiscal 2011, a de-risking framework was adopted in which a portion of the UK Plan’s equities would gradually be switched into bonds when pre-agreed funding trigger levels are reached. As a result of the operation of this policy, the target allocation for the UK Plan’s assets at February 2, 2013 was bonds 45%, equities 30%, diversified growth funds 20% and property 5%. This allocation is consistent with the long-term target allocation of investments set out in the 2012 Actuarial Valuation.

The fair value of the assets in the UK Plan at February 2, 2013 and January 28, 2012 are required to be classified and disclosed in one of the following three categories:

Level 1—quoted market prices in active markets for identical assets and liabilities

Level 2—observable market based inputs or unobservable inputs that are corroborated by market data

Level 3—unobservable inputs that are not corroborated by market data

The value and classification of these assets was as follows:

	Fair value measurements at February 2, 2013			Fair value measurements at January 28, 2012
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant Unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant Unobservable inputs (Level 3)
(in millions)
Asset category:
Diversified equity securities	$73.2	$73.2	$—	$63.5	$63.5	$—
Diversified growth funds	51.2	51.2	—	44.6	44.6	—
Bonds	125.1	125.1	—	115.7	115.7	—
Property	10.4	—	10.4	10.3	—	10.3
Cash	1.2	1.2	—	1.9	1.9	—

Total	$261.1	$250.7	$10.4	$236.0	$225.7	$10.3

The table below sets forth changes in the fair value of the Level 3 investment assets in Fiscal 2013 and 2012:

(in millions)
Balance at January 29, 2011	$9.8
Actual return on assets	0.5

Balance at January 28, 2012	$10.3
Actual return on assets	0.1

Balance at February 2, 2013	$10.4

The UK Plan does not hold any investment in Signet shares or in property occupied by or other assets used by Signet.

Signet contributed $13.7 million to the UK Plan in Fiscal 2013 and expects to contribute a minimum of $5.2 million to the UK Plan in Fiscal 2014. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK Plan:

(in millions)
Fiscal 2014	$9.4
Fiscal 2015	10.0
Fiscal 2016	11.1
Fiscal 2017	11.5
Fiscal 2018	11.1
Fiscal 2019 to Fiscal 2023	65.6

In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2013 were $0.7 million (Fiscal 2012: $0.6 million; Fiscal 2011: $0.4 million).

In the US, Signet sponsors a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. From March 2009 through June 2010, Signet’s matching element was suspended but was reinstated in July 2010, with Signet at a matching level of 25% of up to 6% of employee elective salary deferral. The 25% match continued until March 31, 2011. Effective April 1, 2011, Signet increased the matching element to 50% of up to 6% of employee elective salary deferrals. Signet’s contributions to this plan in Fiscal 2013 were $6.5 million (Fiscal 2012: $5.4 million; Fiscal 2011: $1.2 million). The US division has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The plan also permits employer contributions on a discretionary basis. In connection with these plans, Signet has invested in trust-owned life insurance policies and money market funds. The cost recognized in connection with the DCP in Fiscal 2013 was $2.1 million (Fiscal 2012: $2.2 million; Fiscal 2011: $0.0 million).

The fair value of the assets and liabilities in the DCP Plan at February 2, 2013 and January 28, 2012 are required to be classified and disclosed. The value and classification of these assets was as follows:

	Fair value measurements at February 2, 2013			Fair value measurements at January 28, 2012
	Total	Quoted prices in active markets for identical assets (Level 1)	Observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Observable inputs (Level 2)
(in millions)
Assets:
Corporate-owned life insurance plans	$8.9	$—	$8.9	$9.0	$—	$9.0
Money market funds	8.6	8.6	—	8.5	8.5	—

Total assets	$17.5	$8.6	$8.9	$17.5	$8.5	$9.0

Liabilities:
Deferred compensation	$(19.5)	$(19.5)	$—	$(13.3)	$(13.3)	$—

Total liabilities	$(19.5)	$(19.5)	$—	$(13.3)	$(13.3)	$—

21. Common shares, treasury shares and reserves

Common Shares

The par value of each Common Share is 18 cents. The consideration received for Common Shares issued during the year related to options was $21.6 million (Fiscal 2012: $10.6 million; Fiscal 2011: $11.3 million).

Treasury shares

Treasury shares represent the cost of shares that the Company purchased in the market under the Repurchase Program, shares forfeited under the Omnibus Incentive Plan, and those previously held by the Employee Stock Ownership Trust (“ESOT”) to satisfy options under Signet’s share option plans.

The total number of shares held by the Company at February 2, 2013 was 5,834,836. In Fiscal 2013, the Company repurchased 6,425,296 shares under the authorized Repurchase Program, while reissuing 865,598 shares, net of taxes and forfeitures, to satisfy awards outstanding under existing share based compensation plans. In Fiscal 2012, the Company repurchased 256,241 shares under the authorized Repurchase Program and 18,897 shares were forfeited under the Omnibus Incentive Plan.

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

Share repurchase

Signet’s Board of Directors has authorized a program to repurchase up to $350 million of Signet’s common shares (the “Repurchase Program”). The Repurchase Program, which began on January 16, 2012 and will continue through January 2014, is funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares may be used by Signet for general corporate purposes. Repurchases may be made from time to time in the open market, through block trades or otherwise. The timing, manner, price and amount of any repurchases will be determined by Signet in its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The Repurchase Program may be suspended or discontinued at any time, or from time to time, without notice. At February 2, 2013, $50.1 million remained available under the Repurchase Program.

The Company repurchased 6,425,296 shares at an average price of $44.70 in Fiscal 2013 under the authorized Repurchase Program, which are being held as treasury shares. The Company repurchased 256,241 treasury shares in Fiscal 2012 (all under this program) and 0 in Fiscal 2011.

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

22. Commitments and contingencies

Operating leases

Signet occupies certain properties and holds machinery and vehicles under operating leases; it does not have any capital leases.

Rental expense for operating leases is as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
(in millions)
Minimum rentals	$316.0	$311.7	$312.6
Contingent rent	7.8	9.8	6.7
Sublease income	(2.9)	(5.1)	(5.7)

Total	$320.9	$316.4	$313.6

The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)
Fiscal 2014	$295.8
Fiscal 2015	265.5
Fiscal 2016	234.0
Fiscal 2017	207.2
Fiscal 2018	175.6
Thereafter	879.0

Total	$2,057.1

Signet has entered into certain sale and leaseback transactions of certain properties. Under these transactions it continues to occupy the space in the normal course of business. Gains on the transactions are recognized as a reduction of rent expense over the life of the operating lease.

Contingent property liabilities

Approximately 60 UK property leases had been assigned by Signet at February 2, 2013 (and remained unexpired and occupied by assignees at that date) and approximately 22 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.

Capital commitments

At February 2, 2013 Signet has committed to spend $33.6 million (January 28, 2012: $24.1 million) related to capital commitments. These commitments principally relate to the expansion and renovation of stores.

Legal proceedings

In March 2008, a group of private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in the U.S. District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities. In June 2008, the District Court referred the matter to private arbitration where the plaintiffs sought to proceed on a class-wide basis. In June 2009, the arbitrator ruled that the arbitration agreements allowed the plaintiffs to proceed on a class-wide basis and attempt to seek class certification. Sterling challenged the ruling and the District Court vacated the arbitrator’s decision in July 2010. The plaintiffs appealed that order to the U.S. Court of Appeals for the Second Circuit. In July 2011, the Second Circuit reversed the District Court’s decision and instructed the District Court to confirm the Arbitrator’s Award (i.e., to allow the private plaintiffs to move forward with a proposed class claim in arbitration). Sterling filed a petition for rehearing en banc of the Second Circuit panel’s decision, which was denied on September 6, 2011. Sterling filed a petition writ of certiorari with U.S. Supreme Court seeking review of the Second Circuit’s decision, which was denied on March 19, 2012. The arbitration proceeding is underway, and discovery is ongoing.

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

Sterling denies the allegations of both parties and has been defending these cases vigorously. At this point, no outcome or amount of loss is able to be estimated.

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

23. Share-based compensation

Signet operates several share based compensation plans which can be categorized as “Saving Share Plans,” “Omnibus Plans,” “Long-Term Incentive Plans,” and “Executive Plans.”

Saving Share Plans

Signet has three share option savings plans (collectively “the Plans”) available to employees as follows:

•	Employee Share Savings Plan, for US employees

•	Sharesave Plan, for UK employees

•	Irish Sharesave Plan for Republic of Ireland employees

The Plans are compensatory and compensation expense is recognized over the requisite service period. In any 10 year period not more than 10% of the issued Common Shares of the Company from time to time may, in aggregate, be issued or be issuable pursuant to options granted under the Plans or any other employees share plans adopted by Signet.

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

Omnibus Plans

In Fiscal 2010 Signet adopted the Omnibus Incentive Plan (the “Omnibus Plan”). Awards that may be granted under the Omnibus Plan include restricted stock, restricted stock units (“RSU’s”), stock options and stock appreciation rights. The Fiscal 2011, Fiscal 2012 and Fiscal 2013 Awards granted under the Omnibus Plan have two elements, time-based restricted stock and performance-based restricted stock units. The time-based restricted stock has a three year vesting period, subject to continued employment and has the same voting rights and dividend rights as Common Shares (which are payable once the shares have vested). Performance-based restricted stock units granted vest based upon the achievement of cumulative actual operating income as a percentage of targeted operating income for the relevant three year performance period. Performance is measured over a three year vesting period from the start of the fiscal year in which the award is granted. The Omnibus Plan permits the grant of awards to employees for up to 7,000,000 Common Shares.

Long-Term Incentive Plans (“LTIP’s”)

The Long-Term Incentive Plan 2000 was replaced by the Long-Term Incentive Plan 2005. LTIPs are subject to certain internal performance criteria and cannot be exercised unless there is achievement of an annual rate of compound growth in income before income taxes above the respective US and UK retail price indices at constant exchange rates of Signet for Signet executives, or, growth in divisional operating income for divisional executives, and, of return on capital employed (“ROCE”) of Signet or related division as appropriate. To the extent that the performance criteria are satisfied, the participant will receive a combination of share options and cash in equal value. Compensation expense is recognized over the three-year performance period for all plans and options granted have 10-year contractual terms. The Company’s LTIPs, which are shareholder approved, permit the grant of share options to employees for up to 10% of the Company’s issued Common Shares over any 10 year period of time, including any other employees share plans adopted by Signet or a maximum of 5% over 10 years including discretionary option plans. No awards have been granted under the LTIPs since the adoption of the Omnibus Incentive Plan in Fiscal 2010.

Executive Plans

Signet operates three 2003 executive share plans (the “2003 Plans”), together referred to as the “Executive Plans.” Option awards under the Executive Plans are generally granted with an exercise price equal to the market price of the Company’s shares at the date of grant. Options under the Executive Plans are subject to certain internal performance criteria and cannot be exercised unless Signet achieves an annual rate of compound growth in earnings per share above the retail price index. The performance criteria are measured over a three year period from the start of the fiscal year in which the award is granted. Effective from Fiscal 2008, grants awarded under the 2003 Plans, other than for employee directors, are no longer subject to the performance criteria. Signet’s Executive Plans, which are shareholder approved, permit the grant of share options to employees for up to 10% of the issued Common Shares over any 10 year period, including any other employees share plans adopted by Signet or a maximum of 5% over 10 years including discretionary option plans. A maximum of 8,568,841 shares may be issued pursuant to options granted to US participants in the Executive Plans. No awards have been granted under the Executive Plans since the adoption of the Omnibus Incentive Plan in Fiscal 2010.

Signet recognized total share-based compensation expense of $15.7 million in Fiscal 2013 (Fiscal 2012: $17.0 million; Fiscal 2011: $17.2 million). The Fiscal 2013, Fiscal 2012 and Fiscal 2011 expense includes $1.9 million, $4.4 million and $5.7 million, respectively, of share-based compensation incurred in connection with the Chief Executive Officer’s (“CEO”) employment agreement dated September 29, 2010, for amounts foregone from his former employment. Under this agreement, 289,554 shares valued at $12.5 million were granted based upon the mid-market closing price of Signet’s stock on January 18, 2011. Of the shares granted, 116,392 shares vested on January 19, 2011, 92,083 shares vested in Fiscal 2013, while 61,127 shares are expected to vest in Fiscal 2014 and 19,952 are expected to vest in Fiscal 2015, based on the vesting schedule of his foregone awards.

Tax benefits associated with share-based compensation expense in Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $5.4 million, $5.7 million and $5.3 million, respectively. Unrecognized compensation cost related to non-vested share options and RSU’s by plan type are as follows:

	Unrecognized Compensation Cost
	2013	2012	2011
(in millions)
Omnibus Plans	$14.6	$16.3	$11.0
Saving Share Plans	2.9	3.3	1.8
CEO Shares	0.4	2.3	6.7
Executive Plans	—	—	0.1
LTIPs	—	—	0.2

Total	$17.9	$21.9	$19.8
Weighted average period of amortization	1.7 years	1.6 years	1.8 years

The Company either issues new shares or utilizes treasury shares to satisfy share option exercises under its plans. Cash received from the exercise of share options granted under Signet’s plans during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $21.6 million, $10.6 million and $11.3 million, respectively.

Share plan status

	Saving Share Plans		Omnibus Plans(1)		Executive Plans
	No. of shares	WAEP(2)	No. of shares	WAEP(2)	No. of shares	WAEP(2)
	millions		millions		millions
Outstanding at January 28, 2012	0.4	$26.10	1.5	$—	0.8	$37.97
Movements in period
Granted	0.1	$41.17	0.4	$—	—	$—
Exercised	(0.1)	$22.82	(0.6)	$—	(0.5)	$35.78
Lapsed	(0.1)	$26.55	(0.1)	$—	—	$—

Outstanding at February 2, 2013	0.3	$32.48	1.2	$—	0.3	$39.07

Exercisable at January 28, 2012	—	$—	—	$—	0.8	$37.97
Exercisable at February 2, 2013	—	$—	—	$—	0.3	$39.07

(1)	Includes shares issued to the Chief Executive Officer, whose contract includes share based compensation for amounts foregone from his prior employment.
(2)	Weighted Average Exercise Price.

The weighted average share price at the date of exercise for share options exercised during Fiscal 2013 was $17.35 (Fiscal 2012: $32.13; Fiscal 2011: $39.83). The weighted average remaining contractual life (“WACL”) on outstanding shares was 1.9 years for the Saving Share Plans, 1.1 years for the Omnibus Plans and 3.4 years for the Executive Plans. The WACL on exercisable shares for the Executive Plans was 3.4 years.

	Saving Share Plans			Omnibus Plans
	2013	2012	2011	2013	2012	2011
Share price(1)	$49.89	$40.09	$33.17	$47.15	$44.33	$35.18
Exercise price(1)	$41.17	$28.32	$26.49	$—	$—	$—
Risk free interest rate	0.4%	0.7%	0.8%	n/a	n/a	n/a
Expected life of options	2.7 years	3.0 years	2.9 years	2.9 years	2.9 years	2.9 years
Expected volatility	41%	43%	49%	n/a	n/a	n/a
Dividend yield	1.4%	1.0%	1.6%	1.2%	0.7%	0.7%
Fair value(1)	$15.40	$11.55	$9.80	$46.12	$43.52	$36.80

(1)	Weighted average.

The expected volatility is determined by calculating the historical volatility of Signet’s share price over the previous ten years. The expected life used in the model is based on the historical exercise behavior of the main categories of option recipients.

The total intrinsic value of awards outstanding and exercisable as of February 2, 2013 was $89.3 million and $6.5 million, respectively, and the aggregate intrinsic value for share options exercised during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $40.8 million, $8.8 million and $11.9 million respectively.

24. Related party transactions

There are no related party transactions.

QUARTERLY FINANCIAL INFORMATION—UNAUDITED

The sum of the quarterly earnings per share data may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

The following information incorporates the change in accounting for extended service plans that is described in Item 6 and Item 8.

	Fiscal 2013 Quarters ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
(in millions, except per share amounts)
Sales	$900.0	$853.9	$716.2	$1,513.3
Gross margin	353.7	311.2	235.4	637.1
Net income	82.5	70.7	34.9	171.8

Earnings per share – basic	$0.96	$0.86	$0.43	$2.13
– diluted	$0.96	$0.85	$0.43	$2.12

	Fiscal 2012 Quarters ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
(in millions, except per share amounts)
Sales	$887.3	$797.6	$710.5	$1,353.8
Gross margin	349.7	294.8	229.9	563.2
Net income	75.4	66.3	26.1	156.6

Earnings per share – basic	$0.87	$0.77	$0.30	$1.81
– diluted	$0.87	$0.76	$0.30	$1.79

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The directors review the effectiveness of Signet’s system of internal controls in the following areas:

•	financial;

•	operational;

•	compliance; and

•	risk management.

Signet’s disclosure controls and procedures are designed to help ensure that processes and procedures for information management are in place at all levels of the business. The disclosure controls and procedures aim to provide reasonable assurance that any information disclosed by Signet in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. Signet’s Disclosure Control Committee, which has a written Charter, consists of the Chief Financial Officer, Signet’s Company Secretary, the Vice President of Investor Relations and the Financial Controller, who consult with Signet’s external advisers and auditor, as necessary. These procedures are designed to enable Signet to make timely, appropriate and accurate public disclosures. The activities and findings of the Disclosure Control Committee are reported to the Audit Committee.

Based on their evaluation of Signet’s disclosure controls and procedures, as of February 2, 2013 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of February 2, 2013.

Management’s evaluation of the effectiveness of Signet’s internal control over financial reporting as of February 2, 2013 excluded Ultra Stores, Inc., which was acquired by Signet on October 29, 2012. Ultra Stores, Inc. is a wholly-owned subsidiary of Signet whose total assets and total sales represented less than 3% of consolidated total assets and less than 2% of consolidated sales of Signet as of and for the year ended February 2, 2013.

KPMG LLP, which has audited the consolidated financial statements of Signet for Fiscal 2013, has also audited the effectiveness of internal control over financial reporting. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.

Directors’ responsibility statement

The directors of the Company confirm that, to the best of their knowledge and belief:

•

The financial statements, prepared in accordance with US GAAP, give a true and fair view of the assets, liabilities, financial position and profit for the Company and the undertakings included in the consolidation taken as a whole; and

•

Pursuant to the Disclosure and Transparency Rules made under the UK Financial Services and Markets Act 2000, the following sections of the Company’s Annual Report on Form 10-K contain a fair review of the development and performance of the business and the position of the Company, and the undertakings included in the consolidation taken as a whole, together with a description of the principal risks and uncertainties that they face:

1.	Item 1 “Business” on pages 4 – 24

2.	Item 1A “Risk factors” on pages 25 – 33
3.	Item 7 “Management’s discussion and analysis of financial condition and results of operations” on pages 49 – 75
4.	Item 7A “Quantitative and qualitative disclosures about market risk” on pages 75 – 77

On behalf of the Board

Michael W. Barnes	Ronald Ristau
Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 28, 2013

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers and corporate governance may be found under the captions “Election of Directors,” “Nominees for Directors,” “Board of Directors and Corporate Governance,” “Board Committees,” “Executive Officers of the Company” and “Corporate Governance Guidelines” in our definitive proxy statement for our 2013 Annual General Meeting of Shareholders (the “2013 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2013 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation (Non-Executive),” in the 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the 2013 Proxy Statement set forth under the captions “Shareholders Who Beneficially Own At Least Five Percent of the Common Shares” and “Ownership by Directors, Director Nominees and Executive Officers” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2013 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the 2013 Proxy Statement set forth under the caption “Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE

(1) The following consolidated financial statements are included in Item 8:

Consolidated income statements for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011	80

Consolidated statements of comprehensive income (loss) for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011	81

Consolidated balance sheets as of February 2, 2013 and January 28, 2012	82

Consolidated statements of cash flows for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011	83

Consolidated statements of shareholders’ equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011	84

Consolidated statements of accumulated other comprehensive income (loss) for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011	85

Notes to the consolidated financial statements	86

(2) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parenthesis indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross referenced documents.

Number	Description of Exhibits
3.1	Memorandum of Association of Signet Limited and Certificate of Incorporation on Change of Name to Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed September 11, 2008 (“Form 8-A”)).

3.2	Amended bye-laws of Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2011).

4.1	Form of common share certificate of Signet Jewelers Limited (incorporated by reference to Exhibit 4.1 to Form 8-A).

10.1	Depositary Agreement, dated as of September 3, 2008 between Signet Jewelers Limited and Capita IRG Trustees Limited (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.2 †	Credit Agreement dated as of May 24, 2011 among Signet Group Limited, Signet Group Treasury Services, Inc., Signet Jewelers Limited, the Additional Borrowers from time to time party hereto, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, the investment banking division of Barclays Bank PLC, as Syndication Agent, and Fifth Third Bank, PNC Bank, National Association, RBS Citizens, N.A. and Standard Chartered Bank as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 26, 2011).

10.3 †	Second Amended and Restated Employment Agreement, dated December 10, 2010 between Sterling Jewelers Inc. and Mark Light (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 11, 2011).

10.4 †	Letter dated October 1, 2010 from Signet Jewelers Limited addressed to Mr. Mark Light (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2010).

Number	Description of Exhibits
10.5 †	Employment Agreement, dated March 1, 2003 between Signet Trading Limited and Robert Anderson (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 20-F, filed May 3, 2005).

10.6 †	Letter dated October 1, 2010 from Signet Jewelers Limited addressed to Mr. Robert Anderson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 1, 2010).

10.7 †	Amendment No. 3 to Amended and Restated Employment Agreement, dated December 3, 2007 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.8 †	Amendment No. 2 to Amended and Restated Employment Agreement dated September 1, 2007 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.9 †	Amendment No. 1 to Amended and Restated Employment Agreement dated September 1, 2006 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.10 †	Amended and Restated Employment Agreement dated August 9, 2004 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.11 †	Separation Agreement dated April 25, 2012, between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 26, 2012).

10.12 †	Employment Agreement, dated April 12, 2010, between Sterling Jewelers Inc. and Ronald W. Ristau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2010).

10.13 †	Employment Agreement, dated September 29, 2010, between Sterling Jewelers Inc. and Michael Barnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2010).

10.14 †	Amendment to Employment Agreement dated March 9, 2012, between Sterling Jewelers Inc and Michael W. Barnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 23, 2012).

10.15 †*	Composite Employment Agreement, between Sterling Jewelers Inc. and Robert D. Trabucco.

10.16 †	Signet Jewelers Limited Rules of the Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.17 †

Signet Jewelers Limited Rules of the Irish Sharesave Scheme (incorporated by reference to

Exhibit 99.4 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.18 †	Signet Jewelers Limited US Stock Option Plan 2008 (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.19 †

Signet Jewelers Limited International Share Option Plan 2008 (incorporated by reference to

Exhibit 99.6 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

Number	Description of Exhibits
10.20 †

Signet Jewelers Limited UK Approved Share Option Plan 2008 (incorporated by reference to

Exhibit 99.7 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.21 †	Rules of the Signet Group 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.16 to 2006 20-F).

10.22 †	Rules of the Signet Group plc Sharesave Scheme (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.23 †	Rules of the Signet Group plc Sharesave Scheme (The Republic of Ireland) (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.24 †	Signet Group plc International Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.25 †	Signet Group plc UK Inland Revenue Approved Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-153435)).

10.26 †	Signet Group plc Employee Stock Savings Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-9634)).

10.27 †	Signet Group plc US Share Option Plan 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-134192)).

10.28 †	Signet Group plc 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-12304)).

10.29 †	Signet Group plc 1993 Executive Share Option Scheme (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed September 11, 2008 (File No. 333-8964)).

10.30 †	Signet Jewelers Limited Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed June 15, 2009 (File No. 333-159987)).

10.31 †	Form of Signet Jewelers Limited Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012).

10.32 †	Form of Signet Jewelers Limited Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012).

10.33 †	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2013).

10.34 †	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

21.1*	Subsidiaries of Signet Jewelers Limited.

23.1*	Consent of independent registered public accounting firm.

23.2*	Consent of independent registered public accounting firm (predecessor auditor).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description of Exhibits
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 28, 2013	By:	/s/ Ronald Ristau
		Name:	Ronald Ristau
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

March 28, 2013	By:	/s/ Michael W. Barnes Michael W. Barnes	Chief Executive Officer (Principal Executive Officer and Director)

March 28, 2013	By:	/s/ Ronald Ristau Ronald Ristau	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 28, 2013	By:	//s/ H. Todd Stitzer H. Todd Stitzer	Chairman of the Board

March 28, 2013	By:	/s/ Dale W. Hilpert Dale W. Hilpert	Director

March 28, 2013	By:	/s/ Marianne Miller Parrs Marianne Miller Parrs	Director

March 28, 2013	By:	/s/ Thomas G. Plaskett Thomas G. Plaskett	Director

March 28, 2013	By:	/s/ Russell Walls Russell Walls	Director

March 28, 2013	By:	/s/ Virginia C. Drosos Virginia C. Drosos	Director