Form 10-Q
period 2013-05-04
SIGNET JEWELERS LTD
filed 2013-05-23
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended May 4, 2013 or

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

Common Stock, $0.18 par value, 80,878,264 shares as of May 17, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	May 4, 2013	April 28, 2012	Notes
Sales	$993.6	$900.0	2
Cost of sales	(610.8)	(546.3)

Gross margin	382.8	353.7
Selling, general and administrative expenses	(287.0)	(264.5)
Other operating income, net	47.0	40.2

Operating income	142.8	129.4	2
Interest expense, net	(0.9)	(0.9)

Income before income taxes	141.9	128.5
Income taxes	(50.1)	(46.0)

Net income	$91.8	$82.5

Earnings per share: basic	$1.14	$0.96	5
diluted	$1.13	$0.96	5
Weighted average common shares outstanding: basic	80.8	85.5	5
diluted	81.3	86.3	5
Dividends declared per share	$0.15	$0.12	6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 weeks ended
(in millions)	May 4, 2013	April 28, 2012
Net income	$91.8	$82.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.8)	9.6
Derivative instruments qualifying as cash flow hedges:
Unrealized loss, net of tax of $6.1 (April 28, 2012: $4.5)	(11.4)	(8.4)
Reclassification adjustment for gains to net income, net of tax of $0.4 (April 28, 2012: $3.1)	(0.6)	(5.5)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss, net of tax of $0.1 (April 28, 2012: $0.0)	0.5	0.8
Reclassification adjustment to net income for amortization of net prior service credit, net of tax of $0.0 (April 28, 2012: $0.0)	(0.4)	(0.4)

Total other comprehensive loss	(13.7)	(3.9)

Total comprehensive income	$78.1	$78.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)	May 4, 2013	February 2, 2013	April 28, 2012	Notes
Assets
Current assets:
Cash and cash equivalents	$263.7	$301.0	$399.0
Accounts receivable, net	1,157.5	1,205.3	1,025.1	8
Other receivables	40.2	42.1	43.9
Other current assets	82.1	85.9	74.0	9
Deferred tax assets	2.3	1.6	2.0
Inventories	1,426.4	1,397.0	1,335.0

Total current assets	2,972.2	3,032.9	2,879.0

Non-current assets:
Property and equipment, net of accumulated depreciation of $737.5, $724.1, and $707.1, respectively	429.9	430.4	381.7
Other assets	107.2	99.9	72.2	9
Deferred tax assets	124.9	104.1	116.5
Retirement benefit asset	50.3	48.5	35.8

Total assets	$3,684.5	$3,715.8	$3,485.2	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$5.7	$—	$—
Accounts payable	176.8	155.9	156.0
Accrued expenses and other current liabilities	269.4	326.4	252.3	10
Deferred revenue	157.6	159.7	150.5	9
Deferred tax liabilities	145.6	129.6	133.8
Income taxes payable	54.7	97.1	51.4

Total current liabilities	809.8	868.7	744.0

Non-current liabilities:
Deferred tax liabilities	1.0	—	—
Other liabilities	113.3	111.3	103.1	10
Deferred revenue	415.9	405.9	380.4	9

Total liabilities	1,340.0	1,385.9	1,227.5

Commitments and contingencies				13
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 80.9 shares outstanding (February 2, 2013: 81.4 shares outstanding; April 28, 2012: 85.4 shares outstanding)	15.7	15.7	15.7
Additional paid-in capital	242.0	246.3	228.3
Other reserves	235.2	235.2	235.2
Treasury shares at cost: 6.3 shares (February 2, 2013: 5.8 shares; April 28, 2012: 1.8 shares)	(297.7)	(260.0)	(88.6)
Retained earnings	2,338.7	2,268.4	2,030.2
Accumulated other comprehensive loss	(189.4)	(175.7)	(163.1)

Total shareholders’ equity	2,344.5	2,329.9	2,257.7

Total liabilities and shareholders’ equity	$3,684.5	$3,715.8	$3,485.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended
(in millions)	May 4, 2013	April 28, 2012
Cash flows from operating activities
Net income	$91.8	$82.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	25.6	23.1
Pension expense	(0.1)	0.8
Share-based compensation	3.0	4.1
Deferred taxation	1.9	(3.5)
Facility amendment fee amortization and charges	0.1	0.1
Other non-cash movements	(0.2)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	47.6	63.5
Increase in other receivables and other assets	(5.5)	(0.1)
Decrease in other current assets	4.5	4.3
Increase in inventories	(54.7)	(25.6)
Increase (decrease) in accounts payable	18.3	(27.7)
Decrease in accrued expenses and other liabilities	(51.3)	(62.0)
Increase in deferred revenue	8.0	2.7
Decrease in income taxes payable	(42.4)	(25.6)
Pension plan contributions	(1.8)	(3.4)
Effect of exchange rate changes on currency swaps	0.3	0.8

Net cash provided by operating activities	45.1	34.0

Investing activities
Purchase of property and equipment	(23.2)	(18.6)

Net cash used in investing activities	(23.2)	(18.6)

Financing activities
Dividends paid	(9.8)	(8.7)
Proceeds from issuance of common shares	5.0	5.1
Repurchase of common shares	(50.1)	(90.7)
Net settlement of equity based awards	(9.1)	(8.3)
Proceeds from short-term borrowings	5.7	—

Net cash used in financing activities	(58.3)	(102.6)

Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.6)
Cash and cash equivalents at beginning of period	301.0	486.8
Decrease in cash and cash equivalents	(36.4)	(87.2)

Cash and cash equivalents at end of period	$263.7	$399.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 2, 2013	$15.7	$246.3	$235.2	$(260.0)	$2,268.4	$(175.7)	$2,329.9
Net income	—	—	—	—	91.8	—	91.8
Other comprehensive (loss) income	—	—	—	—	—	(13.7)	(13.7)
Dividends	—	—	—	—	(12.1)	—	(12.1)
Repurchase of common shares	—	—	—	(50.1)	—	—	(50.1)
Net settlement of equity based awards	—	(7.3)	—	6.4	(8.2)	—	(9.1)
Share options exercised	—	—	—	6.0	(1.2)	—	4.8
Share-based compensation expense	—	3.0	—	—	—	—	3.0

Balance at May 4, 2013	$15.7	$242.0	$235.2	$(297.7)	$2,338.7	$(189.4)	$2,344.5

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

These condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the year ended February 2, 2013.

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

Fiscal year

The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2014 is the 52 week year ending February 1, 2014 and Fiscal 2013 is the 53 week year ended February 2, 2013. Within these financial statements, the first quarter of the fiscal years 2014 and 2013 refers to the 13 weeks ended May 4, 2013 and April 28, 2012, respectively.

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

Revenue recognition

Extended service plans and lifetime warranty agreements

The US division sells extended service plans where it is obliged, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of extended service plans is deferred over 14 years. Revenue is recognized in relation to the costs expected to be incurred in performing these services, with approximately 45% of revenue recognized within the first two years (February 2, 2013 and April 28, 2012: 46% and 46%, respectively). The deferral period is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates used. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

New accounting pronouncements adopted during the period

Reclassification out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance does not change the current requirements for reporting net income or other comprehensive income, but it does require disclosure of amounts reclassified out of accumulated other comprehensive income by component, as well as require the presentation of these amounts on the face of the statements of comprehensive income or in the notes to the consolidated financial statements. ASU 2013-02 is effective for the reporting periods beginning after December 15, 2012. Signet adopted this guidance effective for the first quarter ended May 4, 2013 and the implementation of this accounting pronouncement did not have a material impact on Signet’s consolidated financial statements.

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

	13 weeks ended
(in millions)	May 4, 2013	April 28, 2012
Sales:
US	$858.6	$751.5
UK	135.0	148.5

Total sales	$993.6	$900.0

Operating income (loss):
US	$152.8	$137.7
UK	(4.1)	(3.0)
Unallocated(1)	(5.9)	(5.3)

Total operating income	$142.8	$129.4

(in millions)	May 4, 2013	February 2, 2013	April 28, 2012
Total assets:
US	$3,062.2	3,018.8	$2,684.1
UK	431.9	446.7	458.0
Unallocated(1)	190.4	250.3	343.1

Total assets	$3,684.5	3,715.8	$3,485.2

(1)	Unallocated principally relates to corporate administrative costs, assets, and liabilities.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Foreign currency translation

Assets and liabilities denominated in the UK pound sterling are translated into the US dollar at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in the UK pound sterling are translated into US dollars at historical exchange rates. Revenues and expenses denominated in the UK pound sterling are translated into the US dollar at the monthly average exchange rate for the period and calculated each month from the weekly exchange rates weighted by sales of the UK division. Gains and losses resulting from foreign currency transactions are included within the consolidated income statement, whereas translation adjustments and gains and losses related to intercompany loans of a long-term investment nature are reported as an element of other comprehensive income (loss).

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

As of February 2, 2013, Signet had approximately $4.5 million of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. There has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 13 weeks ended May 4, 2013.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of February 2, 2013, Signet had accrued interest of $0.2 million and there has been no material change in the amount of accrued interest as of May 4, 2013.

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of February 2, 2013, due to settlement of the uncertain tax positions with the tax authorities.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Earnings per share

Earnings per share

	13 weeks ended
(in millions, except per share amount)	May 4, 2013	April 28, 2012
Net income	$91.8	$82.5

Basic weighted average number of shares outstanding	80.8	85.5
Dilutive effect of share options	0.5	0.8

Diluted weighted average number of shares outstanding	81.3	86.3

Earnings per share – basic	$1.14	$0.96
Earnings per share – diluted	$1.13	$0.96

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in the 13 week period ended May 4, 2013 by 6,365,336 shares (13 week period ended April 28, 2012: 1,686,503 shares). The calculation of fully diluted earnings per share for the 13 week period ended May 4, 2013 excludes 105,771 non-vested time-based restricted shares (13 week period ended April 28, 2012: 160,135 shares) on the basis that their effect on earnings per share was anti-dilutive.

6. Shareholders’ equity

Share repurchase

Signet’s Board of Directors authorized a two year program to repurchase up to $350 million of Signet’s common shares (the “Repurchase Program”). The Repurchase Program, which began in January 2012 was completed at May 4, 2013. All repurchases were funded through Signet’s existing cash reserves. Repurchased shares are being held as treasury shares and may be used by Signet for general corporate purposes.

The Company repurchased 749,245 shares and 1,956,147 shares at an average price of $66.92 and $46.83 in the 13 weeks ended May 4, 2013 and the 13 weeks ended April 28, 2012, respectively, under the authorized Repurchase Program.

Dividend

For the first quarter of Fiscal 2014, a cash dividend of $0.15 per share on Signet’s Common Shares was approved on March 27, 2013 for payment on May 29, 2013 to shareholders of record on May 3, 2013. As a result, $12.1 million has been recorded in accrued expenses and other current liabilities reflecting this dividend, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction as of May 4, 2013.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Reclassification out of accumulated OCI

Reclassification activity by individual accumulated OCI component:	Amounts reclassified from accumulated OCI	Income statement caption
	13 weeks ended May 4, 2013
(in millions)
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.2)	Cost of sales (see Note 11)
Commodity contracts	(0.8)	Cost of sales (see Note 11)

Total before income tax	(1.0)
	0.4	Income taxes

Net of tax	(0.6)

Defined benefit pension plan items:
Amortization of unrecognized net prior service credit	(0.4)	Selling, general and administrative expenses (1)
Amortization of unrecognized actuarial loss	0.6	Selling, general and administrative expenses (1)

Total before income tax	0.2
	(0.1)	Income taxes

Net of tax	0.1

Total reclassifications	$(0.5)

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 12 for additional information.

8. Accounts receivable, net

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

(in millions)	May 4, 2013	February 2, 2013	April 28, 2012
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	$1,145.9	$1,192.9	$1,016.3
Other accounts receivable	11.6	12.4	8.8

Total accounts receivable, net	$1,157.5	$1,205.3	$1,025.1

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK division of $10.6 million (February 2, 2013 and April 28, 2012: $13.0 million and $9.5 million, respectively) with a corresponding valuation allowance of $0.4 million (February 2, 2013 and April 28, 2012: $0.6 million and $0.7 million, respectively).

Allowance for Credit Losses on US Customer In-House Finance Receivables:

(in millions)	13 weeks ended May 4, 2013	53 weeks ended February 2, 2013	13 weeks ended April 28, 2012
Allowance on US portfolio, beginning of period	$(87.7)	$(78.1)	$(78.1)
Charge-offs	29.4	112.8	25.7
Recoveries	7.4	21.8	6.0
Provision	(28.7)	(144.2)	(24.4)

Allowance on US portfolio, end of period	$(79.6)	$(87.7)	$(70.8)
Ending receivable balance evaluated for impairment	1,225.5	1,280.6	1,087.1

US customer in-house finance receivables, net	$1,145.9	$1,192.9	$1,016.3

Net bad debt expense is defined as the provision expense less recoveries.

Credit Quality Indicator and Age Analysis of Past Due US Customer In-House Finance Receivables:

	May 4, 2013		February 2, 2013		April 28, 2012
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0-30 days	$999.1	$(30.5)	$1,030.3	$(33.8)	$886.5	$(27.5)
Past due, aged 31-90 days	183.9	(6.6)	203.9	(7.5)	163.4	(6.1)
Non Performing:
Past due, aged more than 90 days	42.5	(42.5)	46.4	(46.4)	37.2	(37.2)

	$1,225.5	$(79.6)	$1,280.6	$(87.7)	$1,087.1	$(70.8)

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Deferred revenue

Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions and other as follows:

(in millions)	May 4, 2013	February 2, 2013	April 28, 2012
ESP deferred revenue	$563.4	$549.7	$520.7
Voucher promotions and other	10.1	15.9	10.2

Total deferred revenue	$573.5	$565.6	$530.9

Disclosed as:
Current liabilities	$157.6	$159.7	$150.5
Non-current liabilities	415.9	405.9	380.4

Total deferred revenue	$573.5	$565.6	$530.9

In addition, other current assets include deferred direct costs in relation to the sale of ESP of $20.8 million as of May 4, 2013 (February 2, 2013 and April 28, 2012: $20.9 million and $21.0 million, respectively). Other assets include the long-term portion of these deferred direct costs of $58.6 million as of May 4, 2013 (February 2, 2013 and April 28, 2012: $56.9 million and $53.3 million, respectively).

	13 weeks ended
(in millions)	May 4, 2013	April 28, 2012
ESP deferred revenue, beginning of period	$549.7	$511.7
Plans sold	55.3	49.8
Revenue recognized	(41.6)	(40.8)

ESP deferred revenue, end of period	$563.4	$520.7

10. Warranty reserve

Warranty reserve for diamond and gemstone guarantee, included in accrued expenses and other current liabilities, and other non-current liabilities, is as follows:

(in millions)	13 weeks ended May 4, 2013	53 weeks ended February 2, 2013	13 weeks ended April 28, 2012
Warranty reserve, beginning of period	$18.5	$15.1	$15.1
Warranty expense	1.6	8.6	1.5
Utilized	(1.5)	(5.2)	(1.5)

Warranty reserve, end of period	$18.6	$18.5	$15.1

Disclosed as:
Current liabilities	$6.8	$6.9	$5.8
Non-current liabilities	11.8	11.6	9.3

Total warranty reserve	$18.6	$18.5	$15.1

11. Financial instruments and fair value

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Signet’s policy is to minimize the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Board. In particular, Signet undertakes some hedging of its requirement for gold through the use of options, net zero-cost collar arrangements (a combination of call and put option contracts), forward contracts and commodity purchasing, while fluctuations in the cost of diamonds are not hedged.

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

The main external source of funding is a $400 million senior unsecured multi-currency five year revolving credit facility expiring May 2016, under which there were no borrowings as of May 4, 2013, February 2, 2013 or April 28, 2012.

Interest rate risk

Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding at May 4, 2013, February 2, 2013 or April 28, 2012.

Credit risk and concentrations of credit risk

Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments, except for customer in-house financing receivables as disclosed in Note 8. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.

Derivatives

Signet enters into forward foreign currency exchange contracts and foreign currency option contracts, principally in US dollars, in order to limit the impact of movements in foreign exchange rates on its forecast foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of May 4, 2013 was $43.7 million (February 2, 2013 and April 28, 2012: $50.8 million and $57.6 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 14 months (February 2, 2013 and April 28, 2012: 12 months and 13 months, respectively).

Signet enters into forward purchase contracts, option purchase contracts and net-zero collar arrangements for commodities in order to reduce its exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of commodity contracts outstanding as of May 4, 2013 was $69.2 million (February 2, 2013 and April 28, 2012: $187.6 million and $193.9 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (February 2, 2013 and April 28, 2012: 11 months and 13 months, respectively).

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

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of May 4, 2013, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
		Fair value
(in millions)	Balance sheet location	May 4, 2013	February 2, 2013	April 28, 2012
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.1	$1.0	$0.6
Foreign currency contracts	Other assets	—	—	—
Commodity contracts	Other current assets	3.0	2.8	3.4
Commodity contracts	Other assets	—	—	—

Total derivative assets		$4.1	$3.8	$4.0

	Derivative liabilities
		Fair value
(in millions)	Balance sheet location	May 4, 2013	February 2, 2013	April 28, 2012
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.1)	—	$(0.4)
Foreign currency contracts	Other liabilities	—	—	—
Commodity contracts	Other current liabilities	(0.2)	(4.6)	(4.1)
Commodity contracts	Other liabilities	—	—	—

		$(0.3)	(4.6)	$(4.5)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.2)	—	$—

		(0.2)	—	—

Total derivative liabilities		$(0.5)	(4.6)	$(4.5)

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the effect of derivative instruments on the condensed consolidated income statements:

	Amount of gain (loss) recognized in OCI on derivatives (Effective portion)		Location of gain (loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended			13 weeks ended
(in millions)	May 4, 2013	April 28, 2012		May 4, 2013	April 28, 2012
Derivatives in cash flow hedging relationships:
Foreign currency contracts	$0.5	$(0.8)	Cost of sales	$0.2	$0.1
Commodity contracts	(18.0)	(12.1)	Cost of sales	0.8	8.5

Total	$(17.5)	$(12.9)		$1.0	$8.6

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		13 weeks ended
(in millions)		May 4, 2013	April 28, 2012
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$(0.2)	$—

Total		$(0.2)	$—

The $18.0 million loss recognized in OCI on derivative instruments designated in cash flow hedging relationships during the 13 weeks ended May 4, 2013 includes $19.6 million of losses related to the change in fair value of forward purchase contracts the Company terminated prior to contract maturity. As of May 4, 2013, losses totaling $19.3 million have been recorded in accumulated OCI for commodity derivative contracts designated in cash flow hedging relationships, including $22.0 million related to the forward purchase contracts terminated during the first quarter of Fiscal 2014. Net losses are recognized in the income statement in the same period and on the same line in which the underlying forecasted transaction affects net income or loss.

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	May 4, 2013		February 2, 2013		April 28, 2012
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Assets:
Forward foreign currency contracts and swaps	$1.1	$1.1	$1.0	$1.0	$0.6	$0.6
Forward commodity contracts	3.0	3.0	2.8	2.8	3.4	3.4
Liabilities:
Forward foreign currency contracts and swaps	(0.3)	(0.3)	—	—	(0.4)	(0.4)
Forward commodity contracts	(0.2)	(0.2)	(4.6)	(4.6)	(4.1)	(4.1)

The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, current foreign currency forward rates or current commodity forward rates. These are held as assets and liabilities within other receivables and other payables, and all contracts have a maturity of less than 14 months. The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts.

12. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”). The components of net periodic pension cost were as follows:

	13 weeks ended
(in millions)	May 4, 2013	April 28, 2012
Components of net periodic pension benefit (cost):
Service cost	$(0.6)	$(0.9)
Interest cost	(2.3)	(2.4)
Expected return on UK Plan assets	3.2	2.9
Amortization of unrecognized prior service credit	0.4	0.4
Amortization of unrecognized actuarial loss	(0.6)	(0.8)

Net periodic pension benefit (cost)	$0.1	$(0.8)

In the 13 weeks ended May 4, 2013, Signet contributed $1.8 million to the UK Plan and expects to contribute a minimum aggregate of $5.2 million at current exchange rates to the UK Plan in Fiscal 2014. These contributions are in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.

13. Commitments and contingencies

Legal proceedings

In March 2008, a group of private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in the U.S. District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the plaintiffs sought to proceed on a class-wide basis. In June 2009, the arbitrator ruled that the arbitration agreements allowed the plaintiffs to proceed on a class-wide basis and attempt to seek class certification. Sterling challenged the ruling and the District Court vacated the arbitrator’s decision in July 2010. The plaintiffs appealed that order to the U.S. Court of Appeals for the Second Circuit. In July 2011, the Second Circuit reversed the District Court’s decision and instructed the District Court to confirm the Arbitrator’s Award (i.e., to allow the private plaintiffs to move forward with a proposed class claim in arbitration). Sterling filed a petition for rehearing en banc of the Second Circuit panel’s decision, which was denied on September 6, 2011. Sterling filed a petition writ of certiorari with U.S. Supreme Court seeking review of the Second Circuit’s decision, which was denied on March 19, 2012. The arbitration proceeding is underway, and discovery is ongoing.

On September 23, 2008, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Sterling in the U.S. District Court for the Western District of New York. The EEOC’s lawsuit alleges that Sterling engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Discovery is now ongoing in the case.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Sterling denies the allegations of both parties and has been defending these cases vigorously. At this point, no outcome or amount of loss is able to be estimated.

In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business or not significant to Signet’s consolidated financial position.

14. Share-based compensation expense

Signet recorded share-based compensation expense of $3.0 million for the 13 weeks ended May 4, 2013 related to the Omnibus Plan and Saving Share Plans (13 weeks ended April 28, 2012: $4.1 million).

15. Loans, overdrafts and long-term debt

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

At May 4, 2013, February 2, 2013, and April 28, 2012, there were no amounts outstanding under the Credit Facility, with no intra-period borrowings. Signet had stand-by letters of credit of $9.5 million, $9.5 million and $8.2 million as of May 4, 2013, February 2, 2013, and April 28, 2012, respectively.

16. Acquisition

On October 29, 2012, Signet acquired the outstanding shares of Ultra Stores, Inc., a leading jewelry retailer operating primarily in outlet centers, from Crystal Financial LLC and its other stockholders (the “Ultra Acquisition”). As a result of the acquisition, Signet immediately increased its share of the US outlet channel for jewelry. The Company initially paid $56.7 million, net of acquired cash of $1.5 million, for the Ultra Acquisition including a $1.4 million working capital adjustment at closing, subject to post-closing procedures. The total consideration paid was funded through existing cash.

On May 15, 2013, the post-closing procedures were finalized and a reduction to the initial purchase price was agreed to. As a result, total consideration paid for the Ultra Acquisition was reduced to $55.3 million. The refund of $1.4 million from the initial consideration paid was recorded within other receivables as of May 4, 2013.

The results of operations related to the Ultra Acquisition are reported as a component of the results of the US division and included in Signet’s consolidated financial statements commencing on the date of acquisition.

The Ultra Acquisition was accounted for as a business combination during the fourth quarter of Fiscal 2013. During the first quarter of Fiscal 2014, the Company finalized the valuation of net assets acquired. There were no material changes to the valuation of net assets acquired from the initial allocation reported during the fourth quarter of Fiscal 2013. Accordingly, the total consideration paid has been allocated to the net assets acquired based on the final fair values at October 29, 2012 as follows:

(in millions)	Initial Allocation	Final Allocation	Change
Recognized amounts of assets acquired and liabilities assumed:
Inventories	$43.3	$43.3	$—
Other current assets, excluding cash acquired	3.3	3.3	—
Property and equipment	12.1	12.1	—
Other assets	0.3	0.3	—
Current liabilities	(19.5)	(19.5)	—
Other liabilities	(7.4)	(7.4)	—

Fair value of net assets acquired	$32.1	$32.1	$—
Goodwill(1)	24.6	23.2	(1.4)

Total consideration	$56.7	$55.3	$(1.4)

(1)	None of the goodwill will be deductible for income tax purposes. The goodwill balance is recorded within other assets in the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, risks relating to Signet being a Bermuda corporation, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, and changes in assumptions used in making accounting estimates relating to items such as extended service plans and pension.

For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward-looking statement, see the “Risk Factors” section of Signet’s Fiscal 2013 Annual Report on Form 10-K filed with the SEC on March 28, 2013. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

OVERVIEW

Signet is the largest specialty retail jeweler in the US and UK. Signet manages its business as two geographical segments, the US and the UK divisions.

Signet’s US division operated 1,449 stores in all 50 states at May 4, 2013. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”). Signet acquired Ultra Stores, Inc. (“Ultra”) on October 29, 2012 (the “Ultra Acquisition”) with the primary purpose to immediately increase Signet’s share of the US outlet channel for jewelry. Based on publicly available data, Signet’s US division was the largest specialty jeweler in the US in calendar 2012.

Signet’s UK division operated 503 stores at May 4, 2013, including 14 stores in the Republic of Ireland and three in the Channel Islands. Its stores trade in major regional shopping malls and prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) as “H.Samuel,” “Ernest Jones,” and “Leslie Davis.” Based on publicly filed accounts, Signet’s UK division was the largest specialty retailer of fine jewelry in the UK in calendar 2012.

Non-GAAP measures

Signet provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitute for, financial information prepared in accordance with US GAAP.

Same store sales

The 53rd week in Fiscal 2013 has resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are being calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales continue to be calculated based on the reported fiscal periods.

Exchange translation impact

Signet has historically used constant exchange rates to compare period-to-period changes in certain financial data. Management considers this a useful measure for analyzing and explaining changes and trends in Signet’s results. The impact of the re-calculation, including a reconciliation to Signet’s US GAAP results, is analyzed below.

	13 weeks ended		Change %	Impact of exchange rate movement $million	13 weeks ended April 28, 2012 at constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non-GAAP) %
	May 4, 2013 $million	April 28, 2012 $million
Sales by origin and destination:
US	858.6	751.5	14.3%	—	751.5	14.3%
UK	135.0	148.5	(9.1)%	(5.6)	142.9	(5.5)%

	993.6	900.0	10.4%	(5.6)	894.4	11.1%
Cost of sales	(610.8)	(546.3)	(11.8)%	4.1	(542.2)	(12.7)%

Gross margin	382.8	353.7	8.2%	(1.5)	352.2	8.7%
Selling, general and administrative expenses	(287.0)	(264.5)	(8.5)%	1.7	(262.8)	(9.2)%
Other operating income, net	47.0	40.2	16.9%	—	40.2	16.9%

Operating income (loss):
US	152.8	137.7	11.0%	—	137.7	11.0%
UK	(4.1)	(3.0)	(36.7)%	0.1	(2.9)	(41.4)%
Unallocated	(5.9)	(5.3)	(11.3)%	0.1	(5.2)	(13.5)%

	142.8	129.4	10.4%	0.2	129.6	10.2%
Interest expense, net	(0.9)	(0.9)	—%	0.1	(0.8)	(12.5)%

Income before income taxes	141.9	128.5	10.4%	0.3	128.8	10.2%
Income taxes	(50.1)	(46.0)	(8.9)%	(0.1)	(46.1)	(8.7)%

Net income	91.8	82.5	11.3%	0.2	82.7	11.0%

Earnings per share – basic	$1.14	$0.96	18.8%	$0.01	$0.97	17.5%
Earnings per share – diluted	$1.13	$0.96	17.7%	$—	$0.96	17.7%

Operating data reflecting the impact of the Ultra Acquisition

The below table reflects the impact of the Ultra Acquisition on the consolidated results. Management finds the information useful to analyze the continued results of the business without the impact of the acquisition for the first year of operations, while Ultra is being fully integrated.

	Signet, excluding Ultra		Ultra		Consolidated
	in millions	% of sales	in millions	% of sales	in millions	% of sales
Sales	$959.6	100.0	$34.0	100.0	$993.6	100.0
Cost of sales	(585.6)	(61.0)	(25.2)	(74.1)	(610.8)	(61.5)

Gross margin	374.0	39.0	8.8	25.9	382.8	38.5
Selling, general and administrative expenses	(274.4)	(28.6)	(12.6)	(37.1)	(287.0)	(28.9)
Other operating income, net	47.0	4.9	—	—	47.0	4.8

Operating income	146.6	15.3	(3.8)	(11.2)	142.8	14.4
Interest expense, net	(0.9)	(0.1)	—	—	(0.9)	(0.1)

Income before income taxes	145.7	15.2	(3.8)	(11.2)	141.9	14.3
Income taxes	(51.6)	(5.4)	1.5	4.4	(50.1)	(5.1)

Net income	$94.1	9.8	$(2.3)	(6.8)	$91.8	9.2

Earnings per share – basic	$1.16		$(0.02)		$1.14
Earnings per share – diluted	$1.16		$(0.03)		$1.13

Operating income for the US division was $152.8 million or 17.8% of sales including Ultra, and excluding Ultra was $156.6 million or 19.0% of sales.

Net cash

Net cash is the total of cash and cash equivalents less loans and overdrafts, and is helpful in providing a measure of the total indebtedness of the business.

(in millions)	May 4, 2013	February 2, 2013	April 28, 2012
Cash and cash equivalents	$263.7	$301.0	$399.0
Loans and overdrafts	(5.7)	—	—

Net cash	$258.0	$301.0	$399.0

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

	13 weeks ended
(in millions)	May 4, 2013	April 28, 2012
Net cash provided by operating activities	$45.1	$34.0
Purchase of property and equipment, net	(23.2)	(18.6)

Free cash flow	$21.9	$15.4

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2013(1) Annual Report on Form 10-K.

First Quarter Highlights (“first quarter” is the 13 weeks ended May 4, 2013)

•	Same store sales: up 6.4%

•	Operating income: $142.8 million, up $13.4 million, an increase of 10.4%

•	Diluted earnings per share: up by 17.7% to $1.13

(1)	Fiscal 2014 is the 52 week year ending February 1, 2014 and Fiscal 2013 is the 53 week year ended February 2, 2013.

Certain operating data as a percentage of sales were as follows:

Operating Data

	First Quarter
(% to sales)	Fiscal 2014	Fiscal 2013
Sales	100.0	100.0
Cost of sales	(61.5)	(60.7)

Gross margin	38.5	39.3
Selling, general and administrative expenses	(28.9)	(29.4)
Other operating income, net	4.8	4.5

Operating income	14.4	14.4
Interest expense, net	(0.1)	(0.1)

Income before income taxes	14.3	14.3
Income taxes	(5.1)	(5.1)

Net income	9.2	9.2

Sales

In the first quarter of Fiscal 2014, Signet’s same store sales increased 6.4% compared to an increase of 1.2% in the 13 weeks ended April 28, 2012 (“first quarter of Fiscal 2013” or “prior year first quarter”). Total sales were $993.6 million compared to $900.0 million in the first quarter of Fiscal 2013, up $93.6 million or 10.4% compared to an increase of 1.4% in the first quarter of Fiscal 2013. eCommerce sales were $31.1 million compared to $22.1 million in the first quarter of Fiscal 2013, up $9.0 million or 40.7%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
First quarter of Fiscal 2014	Same store sales	Non-same store sales, net(1)	Total sales at constant exchange rate(2)	Exchange translation impact(2)	Total sales as reported	Total sales (in millions)
US division	8.1%	6.2%	14.3%	—	14.3%	$858.6
UK division	(2.3)%	(3.2)%	(5.5)%	(3.6)%	(9.1)%	$135.0

Signet	6.4%	4.7%	11.1%	(0.7)%	10.4%	$993.6

(1)	Includes all sales from stores not open or owned for 12 months, as well as the Ultra Acquisition.
(2)	Non-GAAP measure, discussed herein.

In the first quarter of Fiscal 2014, the US division’s total sales were $858.6 million compared to $751.5 million in the first quarter of Fiscal 2013, up $107.1 million or 14.3%. Same store sales increased 8.1% compared to an increase of 1.2% in the first quarter of Fiscal 2013. US sales increases in the first quarter were driven by broad based strength across all merchandise categories in both Kay and Jared, as well as the Ultra Acquisition. In the quarter, Kay and Jared experienced increases in transaction counts and Kay, in particular, increased in average transaction value. eCommerce sales were $25.6 million compared to $17.3 million in the first quarter of Fiscal 2013, up $8.3 million or 48.0%. See the table below for further analysis of sales.

	Change from previous year
First quarter of Fiscal 2014	Same store sales	Non-same store sales, net(1)	Total sales as reported	Total sales (in millions)
Kay	10.2%	1.6%	11.8%	$506.0
Jared	6.0%	3.9%	9.9%	$254.6
Regional brands	0.5%	(5.4)%	(4.9)%	$64.0

US division, excluding Ultra	8.1%	1.6%	9.7%	$824.6

Ultra(2)	—%	4.6%	4.6%	$34.0

US division, including Ultra	8.1%	6.2%	14.3%	$858.6

(1)	Includes all sales from stores not open or owned for 12 months.
(2)	The change from previous year for Ultra is calculated as a percentage of total US sales.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First quarter of Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Kay	$383	$365	4.9%	3.7%	6.6%	(0.4)%
Jared	$563	$558	0.9%	5.3%	10.3%	(4.4)%
Regional brands	$396	$383	3.4%	1.9%	(10.1)%	(11.3)%
US division, excluding Ultra	$427	$411	3.9%	3.8%	5.9%	(2.5)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

In the first quarter of Fiscal 2014, the UK division’s total sales were $135.0 million compared to $148.5 million in the first quarter of Fiscal 2013, down $13.5 million or 9.1%. Same store sales decreased 2.3% compared to an increase of 1.2% in the first quarter of Fiscal 2013. The total sales decline was due to a same store sales decrease of $3.1 million primarily in H.Samuel, the impact of closed stores of $4.8 million, and currency fluctuation of $5.6 million. In Ernest Jones, the number of transactions increased and we experienced strength in the bridal business and watches, excluding Rolex, which is being offered in fewer stores in the UK. In H.Samuel, the number of transactions declined, resulting in lower sales across most merchandise categories. eCommerce sales were $5.5 million compared to $4.8 million in the first quarter of Fiscal 2013, up $0.7 million or 14.6%. See the table below for further detail of sales.

	Change from previous year
First quarter of Fiscal 2014	Same store sales	Non-same store sales, net(1)	Total sales at constant exchange rate(2)	Exchange translation impact(2)	Total sales as reported	Total sales (in millions)
H.Samuel	(4.0)%	(3.0)%	(7.0)%	(3.5)%	(10.5)%	$71.7
Ernest Jones(3)	(0.2)%	(3.6)%	(3.8)%	(3.7)%	(7.5)%	$63.3

UK division	(2.3)%	(3.2)%	(5.5)%	(3.6)%	(9.1)%	$135.0

(1)	Includes all sales from stores not open for 12 months.
(2)	Non-GAAP measure, discussed herein.
(3)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First quarter of Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
H.Samuel	£76	£75	1.3%	6.7%	(9.1)%	(3.3)%
Ernest Jones(3)	£273	£303	(9.9)%	15.0%	5.9%	(13.0)%
UK division	£115	£115	0.0%	3.3%	(6.5)%	(5.2)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

Cost of sales and gross margin

In the first quarter of Fiscal 2014, the gross margin was $382.8 million or 38.5% of sales compared to $353.7 million or 39.3% of sales in the first quarter of Fiscal 2013. The inclusion of the results for Ultra increased gross margin dollars by $8.8 million; however, it reduced the consolidated gross margin rate by 50 basis points and the US gross margin rate by 60 basis points. The Ultra gross margin is lower than the core US business due to lower store productivity and the impact of the integration. Ultra gross margins are expected to improve as the Ultra integration and conversion to Kay outlets is completed.

The remaining 30 basis point reduction in the consolidated gross margin was attributed to the following changes in both the US and UK businesses.

Gross margin dollars in the US excluding Ultra increased by $24.1 million compared to the first quarter of Fiscal 2013, reflecting higher sales partially offset by a gross margin rate decrease of 70 basis points. The gross merchandise margin was impacted by merchandise mix, new bridal and Jared test programs, which were designed to further increase our competitive positioning in bridal, and the impact of Mother’s Day sales shifts. The US net bad debt to US sales ratio was 2.5% compared to 2.5% in the first quarter of Fiscal 2013. The credit portfolio continues to perform strongly. Expense leverage was achieved in store occupancy and operating expenses.

In the UK, gross margin dollars decreased $3.8 million compared to the first quarter of Fiscal 2013, primarily reflecting the impact of decreased sales and currency fluctuations. Currency translation costs were $1.5 million of the decrease. Gross margins were lower by 20 basis points, as increased gross merchandise margins were offset by deleveraging of expenses on lower sales.

Selling, general and administrative expenses (“SGA”)

In the first quarter of Fiscal 2014, selling, general and administrative expenses were $287.0 million compared to $264.5 million in the first quarter of Fiscal 2013, up $22.5 million, and as a percentage of sales decreased by 50 basis points to 28.9%. The inclusion of the results for Ultra increased SGA by $12.6 million and increased the consolidated SGA rate by 30 basis points. Ultra SGA is expected to reduce as the integration is completed. SGA spending was well controlled and leverage was realized on both advertising and store expenses in the US. SGA expense in the UK declined by $2.7 million, reflecting the impact of cost reductions and currency fluctuations.

Other operating income, net

In the first quarter of Fiscal 2014, other operating income, net was $47.0 million or 4.8% of sales compared to $40.2 million or 4.5% of sales in the first quarter of Fiscal 2013. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.

Operating income

In the first quarter of Fiscal 2014, operating income was $142.8 million or 14.4% of sales compared to $129.4 million or 14.4% of sales in the first quarter of Fiscal 2013. The US division’s operating income including Ultra was $152.8 million or 17.8% of sales compared to $137.7 million or 18.3% of sales in the first quarter of Fiscal 2013. Excluding Ultra, the US division’s operating income was $156.6 million or 19.0% of sales. The operating loss for the UK division was $4.1 million or (3.0)% of sales compared to $3.0 million or (2.0)% of sales in the first quarter of Fiscal 2013. Unallocated corporate administrative costs were $5.9 million compared to $5.3 million in the first quarter of Fiscal 2013.

Interest expense, net

Net interest expense was consistent at $0.9 million in the first quarter of Fiscal 2014 as compared to the prior year first quarter.

Income before income taxes

Income before income taxes increased 10.4% to $141.9 million or 14.3% of sales compared to $128.5 million or 14.3% in the first quarter of Fiscal 2013.

Income taxes

Income tax expense was $50.1 million in the first quarter of Fiscal 2014 compared to $46.0 million in the prior year first quarter. The effective tax rate was 35.3% compared to 35.8% in the first quarter of Fiscal 2013, primarily due to a reduction in foreign tax rates and lower disallowable expenses.

Net income

Net income was up 11.3% to $91.8 million or 9.2% of sales in the first quarter of Fiscal 2014 compared to $82.5 million or 9.2% of sales in the prior year first quarter.

Earnings per share

In the first quarter of Fiscal 2014, diluted earnings per share were $1.13 compared to $0.96 in the first quarter of Fiscal 2013, an increase of 17.7%. The net income includes a loss of $0.03 from Ultra operations. The weighted average diluted number of Common Shares outstanding was 81.3 million compared to 86.3 million in the first quarter of Fiscal 2013. Signet repurchased 749,245 shares in the first quarter of Fiscal 2014 compared to 1,956,147 shares in the first quarter of Fiscal 2013.

Dividends per share

In the first quarter of Fiscal 2014, dividends of $0.15 were approved by the Board of Directors compared to $0.12 in the first quarter of Fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Set out in the table below is a summary of Signet’s cash flow activity for the first quarters of Fiscal 2014 and Fiscal 2013.

	13 weeks ended
(in millions)	May 4, 2013	April 28, 2012
Summary cash flow
Net cash provided by operating activities	$45.1	$34.0
Net cash used in investing activities	(23.2)	(18.6)
Net cash used in financing activities	(58.3)	(102.6)

Decrease in cash and cash equivalents	(36.4)	(87.2)

Cash and cash equivalents at beginning of period	301.0	486.8
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.6)

Cash and cash equivalents at end of period	$263.7	$399.0

Operating activities

During the first quarter of Fiscal 2014, net cash provided by operating activities was $45.1 million compared to $34.0 million in the prior year first quarter. The main reasons for the increase were higher net income and higher accounts payable and accrued expenses. Partially offsetting these increases were changes in accounts receivable, higher inventory levels and income tax payments.

•

Accounts receivable decreased by $47.6 million in the first quarter of Fiscal 2014 compared to a decrease of $63.5 million in the prior year comparable period, reflecting seasonal collection patterns partially offset by sales growth. In the US division, credit participation was 55.3% and the average monthly collection rate was 13.4% in the first quarter compared to 55.8% and 13.8%, respectively in the prior year comparable period. Excluding the sales from Ultra, the credit participation rate was 57.7% in the first quarter of Fiscal 2014 compared to 55.8% in the prior year comparable period, driven primarily by higher bridal sales.

•

Inventory levels increased $54.7 million compared to an increase of $25.6 million in the prior year comparable period. The increase is primarily due changes in commodities, Ultra inventory, expansion of bridal programs, and new store growth. Offsetting these increases were management actions to improve inventory turns. As of May 4, 2013, there was $49.8 million of inventory related to Ultra and $36.3 million of rough diamond inventory associated with management’s strategic sourcing initiative, representing the majority of the year over year balance sheet change. Accounts payable increased by $18.3 million compared to a decrease of $27.7 million in the prior year comparable period primarily driven by timing differences associated with inventory payments.

•

Other movements in operating assets and liabilities include a decrease of $51.3 million in accrued expenses and other liabilities compared to a decrease of $62.0 million in the prior year comparable period primarily driven by seasonality and timing differences associated with payroll related liabilities. In addition, income taxes payable decreased by $42.4 million compared to a decrease of $25.6 million in the prior year comparable period due to higher tax payments driven by business performance.

Investing activities

In the first quarter of Fiscal 2014, net cash used in investing activities was $23.2 million compared to $18.6 million in the prior year first quarter as a result of increased capital investment in the existing businesses. In the US division, capital additions were $21.3 million compared to $15.9 million in the prior year first quarter reflecting capital spend associated with the integration and conversion of Ultra, IT and new store investments. The UK division was $1.9 million compared to $2.7 million in the prior year first quarter.

Stores opened and closed in the first quarter of Fiscal 2014, together with planned changes for the balance of Fiscal 2014 are set out below in the tables below.

US Division

	Kay mall	Kay off-mall	Jared	Regional brands	Ultra(1)	Total	Annual net space change
February 2, 2013	763	186	190	194	110	1,443	11%
Opened	4	11	—	—	—	15
Closed	(2)	(5)	—	(1)	(1)	(9)

May 4, 2013	765	192	190	193	109	1,449
Openings, planned	11	41	13	—	—	65
Closures, planned	(3)	(8)	—	(10)	(6)	(27)

February 1, 2014	773	225	203	183	103	1,487	5%

(1)	Excludes 33 Ultra licensed jewelry departments. In addition, the majority of Ultra locations will be converted to Kay outlets (Kay off-mall) in Fiscal 2014.

UK Division

	H.Samuel	Ernest Jones(1)	Total	Annual net space change
February 2, 2013	318	193	511	(3)%
Opened	—	—	—
Closed	(6)	(2)	(8)

May 4, 2013	312	191	503
Openings, planned	—	2	2
Closures, planned	(15)	(7)	(22)

February 1, 2014	297	186	483	(4)%

(1)	Includes stores selling under the Leslie Davis nameplate.

Free cash flow

Free cash flow is net cash provided by operating activities less purchases of property and equipment, net; see non-GAAP measures discussed herein. Free cash flow was $21.9 million in the first quarter of Fiscal 2014 compared to $15.4 million in the first quarter of Fiscal 2013.

Financing activities

Dividends

On February 27, 2013, the $0.12 per share cash dividend for the fourth quarter of Fiscal 2013 was paid out in the aggregate amount of $9.8 million. For the first quarter of Fiscal 2014, a cash dividend of $0.15 per share on Signet’s Common Shares was approved on March 27, 2013 for payment on May 29, 2013 to shareholders of record on May 3, 2013. As a result, $12.1 million has been recorded in accrued expenses and other current liabilities reflecting this dividend, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction as of May 4, 2013.

Share repurchase

The Company’s share repurchase activity was as follows:

	First Quarter		Year To Date
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Cost of repurchases (in millions)	$50.1	$90.7	$50.1	$90.7
Shares repurchased (in thousands)	749.2	1,956.2	749.2	1,956.2
Average cost per share	$66.92	$46.83	$66.92	$46.83

In the first quarter of Fiscal 2014, Signet completed its Board authorized $350 million repurchase program.

Proceeds from exercise of share options

During the first quarter of Fiscal 2014, $5.0 million was received for the exercise of share options pursuant to Signet’s equity compensation programs compared to $5.1 million in the prior year first quarter. Other than equity based compensation awards granted to employees and directors, Signet has not issued Common Shares as a financing activity for over ten years.

Movement in cash and indebtedness

Net cash and cash equivalents at May 4, 2013 were $263.7 million compared to $399.0 million as of April 28, 2012; see non-GAAP measures discussed herein. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

Signet maintains its $400 million Credit Facility which, at May 4, 2013 and April 28, 2012, was undrawn, with no intra-period borrowings. Signet had stand-by letters of credit of $9.5 million and $8.2 million as of May 4, 2013 and April 28, 2012, respectively.

OBLIGATIONS AND COMMITMENTS

Signet’s contractual obligations and commitments at May 4, 2013 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 2, 2013, filed with the SEC on March 28, 2013.

SEASONALITY

Signet’s sales are seasonal, with the first and second quarters each normally accounting for slightly more than 20% of annual sales, the third quarter a little under 20% and the fourth quarter for about 40% of sales, with December being by far the most important month of the year. Sales made in November and December are known as the “Holiday Season.” Due to sales leverage, Signet’s operating income is even more seasonal; about 45 % to 50% of Signet’s operating income normally occurs in the fourth quarter, comprised of nearly all of the UK division’s operating income and about 40% to 50% of the US division’s operating income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. Management maintains a process to review the application of Signet’s accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a multinational organization. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no material changes to the policies and estimates as discussed in Signet’s Annual Report on Form 10-K for the year ended February 2, 2013, filed with the SEC on March 28, 2013.

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

As certain of the UK division’s purchases are denominated in US dollars and its net cash flows are in pounds sterling, Signet’s policy is to enter into foreign currency forward exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet also hedges a significant portion of forecasted merchandise purchases using commodity forward contracts. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counterparties.

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

Signet’s market risk profile as of May 4, 2013 has not materially changed since February 2, 2013. The market risk profile as of February 2, 2013 is disclosed in Signet’s Fiscal 2013 Annual Report on Form 10-K, filed with the SEC on March 28, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 4, 2013.

Changes in Internal Control over Financial Reporting

During the first quarter of Fiscal 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 13 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2013 Annual Report on Form 10-K, filed with the SEC on March 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following table contains the Company’s repurchases of equity securities in the first quarter of Fiscal 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 3, 2013 to March 2, 2013	—	$—	—	$50,135,969
March 3, 2013 to March 30, 2013	—	$—	—	$50,135,969
March 31, 2013 to May 4, 2013	749,245	$66.92	749,245	$—

Total	749,245	$66.92	749,245	$—

(1)	On October 26, 2011, Signet announced a two year program to repurchase up to $300 million of Signet’s Common Shares, which the amount was increased on July 17, 2012 to $350 million (the “Repurchase Program”). The Repurchase Program was completed at May 4, 2013.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

May 23, 2013	By:	/s/ Ronald Ristau
Ronald Ristau
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)