Form 10-Q
period 2013-08-03
SIGNET JEWELERS LTD
filed 2013-08-29
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 3, 2013 or

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

Common Stock, $0.18 par value, 80,529,205 shares as of August 23, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012	Notes
Sales	$880.2	$853.9	$1,873.8	$1,753.9	2
Cost of sales	(570.5)	(542.7)	(1,181.3)	(1,089.0)

Gross margin	309.7	311.2	692.5	664.9
Selling, general and administrative expenses	(250.5)	(240.3)	(537.5)	(504.8)
Other operating income, net	46.3	40.0	93.3	80.2

Operating income	105.5	110.9	248.3	240.3	2
Interest expense, net	(1.0)	(0.7)	(1.9)	(1.6)

Income before income taxes	104.5	110.2	246.4	238.7
Income taxes	(37.1)	(39.5)	(87.2)	(85.5)	4

Net income	$67.4	$70.7	$159.2	$153.2

Earnings per share: basic	$0.84	$0.86	$1.98	$1.82	5
diluted	$0.84	$0.85	$1.97	$1.81	5
Weighted average common shares outstanding: basic	80.3	82.6	80.6	84.1	5
diluted	80.7	83.0	81.0	84.7	5
Dividends declared per share	$0.15	$0.12	$0.30	$0.24	6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$67.4	$70.7	$159.2	$153.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(5.2)	(7.7)	(7.0)	1.9
Derivative instruments qualifying as cash flow hedges:
Unrealized loss, net of tax of $(3.2) and $(9.3), respectively (July 28, 2012: $(0.6) and $(5.1), respectively)	(5.4)	(0.6)	(16.8)	(9.0)
Reclassification adjustment for gains to net income, net of tax of $0.1 and $(0.3), respectively (July 28, 2012: $(1.9) and $(5.0), respectively)	(0.1)	(4.0)	(0.7)	(9.5)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss, net of tax of $0.1 and $0.2, respectively (July 28, 2012: $0.3 and $0.3, respectively)	0.4	0.8	0.9	1.6
Reclassification adjustment to net income for amortization of net prior service credit, net of tax of $(0.1) and $(0.1), respectively (July 28, 2012: $(0.1) and $(0.1), respectively)	(0.2)	(0.4)	(0.6)	(0.8)

Total other comprehensive loss	(10.5)	(11.9)	(24.2)	(15.8)

Comprehensive income	$56.9	$58.8	$135.0	$137.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)	August 3, 2013	February 2, 2013	July 28, 2012	Notes
Assets
Current assets:
Cash and cash equivalents	$212.9	$301.0	$237.5
Accounts receivable, net	1,152.1	1,205.3	1,032.2	8
Other receivables	43.0	42.1	40.4
Other current assets	79.5	85.9	71.6	9
Deferred tax assets	2.3	1.6	1.8
Inventories	1,417.7	1,397.0	1,312.8

Total current assets	2,907.5	3,032.9	2,696.3

Non-current assets:
Property and equipment, net of accumulated depreciation of $750.1, $724.1, and $709.8, respectively	434.9	430.4	392.0
Other assets	107.4	99.9	72.6	9
Deferred tax assets	127.3	104.1	120.3
Retirement benefit asset	50.7	48.5	37.8

Total assets	$3,627.8	$3,715.8	$3,319.0	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$1.7	$—	$—
Accounts payable	130.3	155.9	136.4
Accrued expenses and other current liabilities	259.7	326.4	257.5	10
Deferred revenue	154.6	159.7	145.3	9
Deferred tax liabilities	140.8	129.6	124.7
Income taxes payable	34.4	97.1	57.0

Total current liabilities	721.5	868.7	720.9

Non-current liabilities:
Deferred tax liabilities	0.7	—	—
Other liabilities	114.6	111.3	105.2	10
Deferred revenue	418.4	405.9	381.9	9

Total liabilities	1,255.2	1,385.9	1,208.0

Commitments and contingencies				13
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 80.5 shares outstanding (February 2, 2013: 81.4 shares outstanding; July 28, 2012: 80.9 shares outstanding)	15.7	15.7	15.7
Additional paid-in capital	249.3	246.3	231.2
Other reserves	235.2	235.2	235.2
Treasury shares at cost: 6.7 shares (February 2, 2013: 5.8 shares; July 28, 2012: 6.3 shares)	(321.8)	(260.0)	(281.1)
Retained earnings	2,394.1	2,268.4	2,085.0
Accumulated other comprehensive loss	(199.9)	(175.7)	(175.0)

Total shareholders’ equity	2,372.6	2,329.9	2,111.0

Total liabilities and shareholders’ equity	$3,627.8	$3,715.8	$3,319.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Cash flows from operating activities
Net income	$67.4	$70.7	$159.2	$153.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	25.5	23.6	51.1	46.7
Pension expense	(0.1)	0.8	(0.2)	1.6
Share-based compensation	3.5	3.0	6.5	7.1
Deferred taxation	(4.4)	(9.3)	(2.5)	(12.8)
Excess tax benefit from exercise of share options	(4.5)	—	(4.5)	—
Facility amendment fees amortization and charges	0.1	0.1	0.2	0.2
Other non-cash movements	(0.7)	(1.4)	(0.9)	(1.4)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5.2	(7.4)	52.8	56.1
(Increase) decrease in other receivables and other assets	(4.4)	3.2	(9.9)	3.1
(Increase) decrease in other current assets	(0.5)	2.9	4.0	7.2
(Increase) decrease in inventories	(2.7)	8.4	(57.4)	(17.2)
Decrease in accounts payable	(47.6)	(18.8)	(29.3)	(46.5)
(Decrease) increase in accrued expenses and other liabilities	(5.8)	9.0	(57.1)	(53.0)
(Decrease) increase in deferred revenue	(0.4)	(3.6)	7.6	(0.9)
(Decrease) increase in income taxes payable	(15.8)	4.7	(58.2)	(20.9)
Pension plan contributions	(1.0)	(3.6)	(2.8)	(7.0)
Effect of exchange rate changes on currency swaps	(0.4)	0.5	(0.1)	1.3

Net cash provided by operating activities	13.4	82.8	58.5	116.8

Investing activities
Purchase of property and equipment	(30.4)	(36.2)	(53.6)	(54.8)
Acquisition of Ultra Stores, Inc.	1.4	—	1.4	—

Net cash used in investing activities	(29.0)	(36.2)	(52.2)	(54.8)

Financing activities
Dividends paid	(12.1)	(10.3)	(21.9)	(19.0)
Proceeds from issuance of common shares	0.2	0.3	5.2	5.4
Excess tax benefit from exercise of share options	4.5	—	4.5	—
Repurchase of common shares	(25.0)	(196.5)	(75.1)	(287.2)
Net settlement of equity based awards	0.1	(2.5)	(9.0)	(10.8)
(Repayment of) proceeds from short-term borrowings	(4.0)	—	1.7	—

Net cash used in financing activities	(36.3)	(209.0)	(94.6)	(311.6)

Effect of exchange rate changes on cash and cash equivalents	1.1	0.9	0.2	0.3
Cash and cash equivalents at beginning of period	263.7	399.0	301.0	486.8
Decrease in cash and cash equivalents	(51.9)	(162.4)	(88.3)	(249.6)

Cash and cash equivalents at end of period	$212.9	$237.5	$212.9	$237.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 2, 2013	$15.7	$246.3	$235.2	$(260.0)	$2,268.4	$(175.7)	$2,329.9
Net income	—	—	—	—	159.2	—	159.2
Other comprehensive (loss) income	—	—	—	—	—	(24.2)	(24.2)
Dividends	—	—	—	—	(24.2)	—	(24.2)
Repurchase of common shares	—	—	—	(75.1)	—	—	(75.1)
Net settlement of equity based awards	—	(3.5)	—	7.0	(8.0)	—	(4.5)
Share options exercised	—	—	—	6.3	(1.3)	—	5.0
Share-based compensation expense	—	6.5	—	—	—	—	6.5

Balance at August 3, 2013	$15.7	$249.3	$235.2	$(321.8)	$2,394.1	$(199.9)	$2,372.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principal accounting policies and basis of preparation

Basis of preparation

Signet Jewelers Limited (“Signet” or the “Company”), including its subsidiaries, is a leading retailer of jewelry, watches and associated services. Signet manages its business as two geographical segments, the United States of America (the “US”) and the United Kingdom (the “UK”). The US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry, Ultra and various regional brands. Ultra was acquired by Signet in October 2012. The UK division’s retail stores operate under brands including H. Samuel and Ernest Jones.

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

Fiscal year

The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2014 is the 52 week year ending February 1, 2014 and Fiscal 2013 is the 53 week year ended February 2, 2013. Within these financial statements, the second quarter and year to date of the relevant fiscal years 2014 and 2013 refer to the 13 and 26 weeks ended August 3, 2013 and July 28, 2012, respectively.

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

Revenue recognition

Extended service plans and lifetime warranty agreements

The US division sells extended service plans where it is obliged, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of extended service plans is deferred over 14 years. Revenue is recognized in relation to the costs expected to be incurred in performing these services, with approximately 45% of revenue recognized within the first two years (February 2, 2013 and July 28, 2012: 46% and 46%, respectively). The deferral period is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates used. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

New accounting pronouncements adopted during the period

Reclassification out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance does not change the current requirements for reporting net income or other comprehensive income, but it does require disclosure of amounts reclassified out of accumulated other comprehensive income by component, as well as require the presentation of these amounts on the face of the statements of comprehensive income or in the notes to the consolidated financial statements. ASU 2013-02 is effective for the reporting periods beginning after December 15, 2012. Signet adopted this guidance effective for the first quarter ended May 4, 2013 and the implementation of this accounting pronouncement did not have a material impact on Signet’s consolidated financial statements.

New accounting pronouncements to be adopted in subsequent periods

Presentation of Unrecognized Tax Benefit

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance in ASU 2013-11 will become effective for the Company prospectively for fiscal years beginning after December 15, 2013, and interim periods within those years, with early adoption permitted. Retrospective application is also permitted. Signet is currently assessing the impact, if any, that the adoption of this accounting pronouncement will have on its consolidated financial statements.

Reclassification

Signet has reclassified the presentation of certain prior year information to conform to the current year presentation.

2. Segment information

Signet’s sales are derived from the retailing of jewelry, watches, other products and services. Signet is managed as two geographical operating segments, being the US and UK divisions. These segments represent channels of distribution that offer similar merchandise and services and have similar marketing and distribution strategies. Both divisions are managed by executive committees, which report to Signet’s Chief Executive Officer, who in turn reports to the Board of Directors (the “Board”). Each divisional executive committee is responsible for operating decisions within parameters set by the Board. The performance of each segment is regularly evaluated based on sales and operating income. The operating segments do not include certain corporate administrative costs. There are no material transactions between the operating segments.

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Sales:
US	$741.1	$701.9	$1,599.7	$1,453.4
UK	139.1	152.0	274.1	300.5

Total sales	$880.2	$853.9	$1,873.8	$1,753.9

Operating income (loss):
US	$111.5	$117.3	$264.3	$255.0
UK	(0.8)	(0.3)	(4.9)	(3.3)
Unallocated(1)	(5.2)	(6.1)	(11.1)	(11.4)

Total operating income	$105.5	$110.9	$248.3	$240.3

(in millions)	August 3, 2013	February 2, 2013	July 28, 2012
Total assets:
US	$3,055.8	$3,018.8	$2,683.8
UK	421.5	446.7	437.3
Unallocated(1)	150.5	250.3	197.9

Total assets	$3,627.8	$3,715.8	$3,319.0

(1)	Unallocated principally relates to corporate administrative costs, assets and liabilities.

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

As of February 2, 2013, Signet had approximately $4.5 million of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. There has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 13 and 26 weeks ended August 3, 2013.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of February 2, 2013, Signet had accrued interest of $0.2 million and there has been no material change in the amount of accrued interest as of August 3, 2013.

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of February 2, 2013, due to settlement of the uncertain tax positions with the tax authorities.

5. Earnings per share

Earnings per share

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$67.4	$70.7	$159.2	$153.2

Basic weighted average number of shares outstanding	80.3	82.6	80.6	84.1
Dilutive effect of share options	0.4	0.4	0.4	0.6

Diluted weighted average number of shares outstanding	80.7	83.0	81.0	84.7

Earnings per share – basic	$0.84	$0.86	$1.98	$1.82
Earnings per share – diluted	$0.84	$0.85	$1.97	$1.81

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in the 13 and 26 week periods ended August 3, 2013 by 6,848,428 and 6,606,882 shares, respectively (13 and 26 week periods ended July 28, 2012: 4,579,232 and 3,108,956 shares, respectively). The calculation of fully diluted earnings per share for the 13 and 26 week periods ended August 3, 2013 excludes 1,071 and 53,421 non-vested time-based restricted shares (13 and 26 week periods ended July 28, 2012: 287,487 and 223,811 shares and share options, respectively) on the basis that their effect on earnings per share was anti-dilutive.

6. Shareholders’ equity

Share repurchase

Signet may from time to time repurchase common shares under various share repurchase programs authorized by Signet’s Board. Repurchases may be made in the open market, through block trades or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The repurchase programs are funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares are being held as treasury shares and may be used by Signet for general corporate purposes. Share repurchase activity is as follows:

		Shares repurchased		Amount repurchased		Average repurchase price
		26 weeks ended		26 weeks ended		26 weeks ended
	Amount Authorized	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in millions)			(in millions)	(in millions)
2013 Program(1)	$350.0	374,613	n/a	$25.0	$ n/a	$66.74	$	n/a
2011 Program(2)	350.0	749,245	6,425,296	50.1	287.2	66.92		44.70

Total		1,123,858	6,425,296	$75.1	$287.2

(1)	On June 14, 2013, the Board authorized a new program to repurchase up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $325.0 million remaining as of August 3, 2013.
(2)	In October 2011, the Board authorized a program to repurchase up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.

Dividends

Fiscal 2014:
	Cash dividend per share	Date Declared	Record Date	Payment Date(1)	Total Dividends
					(in millions)
First quarter	$0.15	March 27, 2013	May 3, 2013	May 29, 2013	$12.1
Second quarter	$0.15	June 14, 2013	August 2, 2013	August 28, 2013	$12.1	(2)

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As such, the fourth quarter Fiscal 2013 $0.12 per share cash dividend was paid out on February 27, 2013 in the aggregate amount of $9.8 million.
(2)	As of August 3, 2013, $12.1 million has been recorded in accrued expenses and other current liabilities reflecting the cash dividend declared for the second quarter of Fiscal 2014, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Reclassification out of accumulated OCI

Reclassification activity by individual accumulated OCI component:	Amounts reclassified from accumulated OCI	Amounts reclassified from accumulated OCI	Income statement caption
	13 weeks ended August 3, 2013	26 weeks ended August 3, 2013
(in millions)
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.2)	$(0.4)	Cost of sales (see Note 11)
Commodity contracts	0.2	(0.6)	Cost of sales (see Note 11)

Total before income tax	—	(1.0)
	(0.1)	0.3	Income taxes

Net of tax	(0.1)	(0.7)

Defined benefit pension plan items:
Amortization of unrecognized net prior service credit	(0.3)	(0.7)	Selling, general and administrative expenses (1)
Amortization of unrecognized actuarial loss	0.5	1.1	Selling, general and administrative expenses (1)

Total before income tax	0.2	0.4
	—	(0.1)	Income taxes

Net of tax	0.2	0.3

Total reclassifications	$0.1	$(0.4)

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 12 for additional information.

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

(in millions)	August 3, 2013	February 2, 2013	July 28, 2012
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	$1,142.0	$1,192.9	$1,024.2
Other accounts receivable	10.1	12.4	8.0

Total accounts receivable, net	$1,152.1	$1,205.3	$1,032.2

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

Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK division of $9.1 million (February 2, 2013 and July 28, 2012: $13.0 million and $8.7 million, respectively) with a corresponding valuation allowance of $0.4 million (February 2, 2013 and July 28, 2012: $0.6 million and $0.7 million, respectively).

Allowance for Credit Losses on US Customer In-House Finance Receivables:

(in millions)	26 weeks ended August 3, 2013	53 weeks ended February 2, 2013	26 weeks ended July 28, 2012
Allowance on US portfolio, beginning of period	$(87.7)	$(78.1)	$(78.1)
Charge-offs	56.4	112.8	49.5
Recoveries	13.6	21.8	11.1
Provision	(71.4)	(144.2)	(61.1)

Allowance on US portfolio, end of period	$(89.1)	$(87.7)	$(78.6)
Ending receivable balance evaluated for impairment	1,231.1	1,280.6	1,102.8

Percentage of allowance on US portfolio, end of period	7.2%	6.8%	7.1%

US customer in-house finance receivables, net	$1,142.0	$1,192.9	$1,024.2

Net bad debt expense is calculated as provision expense less recoveries.

Credit Quality Indicator and Age Analysis of Past Due US Customer In-House Finance Receivables:

	August 3, 2013		February 2, 2013		July 28, 2012
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0-30 days	$973.2	$(29.9)	$1,030.3	$(33.8)	$874.8	$(27.0)
Past due, aged 31-90 days	206.1	(7.4)	203.9	(7.5)	183.1	(6.7)
Non Performing:
Past due, aged more than 90 days	51.8	(51.8)	46.4	(46.4)	44.9	(44.9)

	$1,231.1	$(89.1)	$1,280.6	$(87.7)	$1,102.8	$(78.6)

	August 3, 2013		February 2, 2013		July 28, 2012
(as a percentage of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing	95.8%	3.0%	96.4%	3.2%	95.9%	3.1%
Non Performing	4.2%	100.0%	3.6%	100.0%	4.1%	100.0%
	100.0%	7.2%	100.0%	6.8%	100.0%	7.1%

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Deferred revenue

Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions and other as follows:

(in millions)	August 3, 2013	February 2, 2013	July 28, 2012
ESP deferred revenue	$567.0	$549.7	$523.7
Voucher promotions and other	6.0	15.9	3.5

Total deferred revenue	$573.0	$565.6	$527.2

Disclosed as:
Current liabilities	$154.6	$159.7	$145.3
Non-current liabilities	418.4	405.9	381.9

Total deferred revenue	$573.0	$565.6	$527.2

In addition, other current assets include deferred direct costs related to the sale of ESP of $20.8 million as of August 3, 2013 (February 2, 2013 and July 28, 2012: $20.9 million and $21.2 million, respectively). Other assets include the long-term portion of these deferred direct costs of $58.8 million as of August 3, 2013 (February 2, 2013 and July 28, 2012: $56.9 million and $53.7 million, respectively).

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
ESP deferred revenue, beginning of period	$563.4	$520.7	$549.7	$511.7
Plans sold	46.1	44.4	101.4	94.2
Revenues recognized	(42.5)	(41.4)	(84.1)	(82.2)

ESP deferred revenue, end of period	$567.0	$523.7	$567.0	$523.7

10. Warranty reserve

Warranty reserve for diamond and gemstone guarantee, included in accrued expenses and other current liabilities, and other non-current liabilities, is as follows:

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Warranty reserve, beginning of period	$18.6	$15.1	$18.5	$15.1
Warranty expense	1.9	4.6	3.5	6.1
Utilized	(1.9)	(2.1)	(3.4)	(3.6)

Warranty reserve, end of period	$18.6	$17.6	$18.6	$17.6

(in millions)	August 3, 2013	February 2, 2013	July 28, 2012
Disclosed as:
Current liabilities	$6.6	$6.9	$6.7
Non-current liabilities	12.0	11.6	10.9

Total warranty reserve	$18.6	$18.5	$17.6

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivatives

Signet enters into various types of derivative instruments to mitigate certain risk exposures related to changes in commodity costs and foreign exchange rates. Derivative instruments are recorded in the consolidated balance sheets at their fair values, as either assets or liabilities, with an offset to current or comprehensive income, depending on whether the derivative qualifies as an effective hedge.

If a derivative instrument meets certain hedge accounting criteria, it may be designated as a cash flow hedge on the date it is entered into. A cash flow hedge is a hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives is reported as other comprehensive income (“OCI”) and is recognized in the consolidated income statements in the same period(s) and on the same financial statement line in which the hedged transaction affects net income. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative are recognized immediately in other operating income, net in the consolidated income statements. In addition, gains and losses on derivatives that do not qualify for hedge accounting are recognized immediately in other operating income net.

The following types of derivative instruments are utilized by Signet:

Forward foreign currency exchange contracts (designated)—These contracts, which are principally in US dollars, are entered into in order to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of August 3, 2013 was $50.3 million (February 2, 2013 and July 28, 2012: $50.8 million and $52.3 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 18 months (February 2, 2013 and July 28, 2012: 12 months and 17 months, respectively).

Forward foreign currency exchange contracts (undesignated)—Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings.

Commodity forward purchase contracts and net zero-cost collar arrangements—These contracts are entered into in order to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. As of August 3, 2013, no commodity derivative contracts were outstanding. As of February 2, 2013 and July 28, 2012, the total notional amount of commodity contracts outstanding was $187.6 million and $197.5 million, respectively. The contracts outstanding as of February 2, 2013 and July 28, 2012 were designated as cash flow hedges and will be settled over 11 months and 16 months, respectively.

The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of August 3, 2013, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
		Fair value
(in millions)	Balance sheet location	August 3, 2013	February 2, 2013	July 28, 2012
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.5	$1.0	$1.0
Foreign currency contracts	Other assets	0.1	—	0.2
Commodity contracts	Other current assets	—	2.8	3.1
Commodity contracts	Other assets	—	—	0.1

		$1.6	$3.8	$4.4

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.1	—	—

		$0.1	$—	$—

Total derivative assets		$1.7	$3.8	$4.4

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Derivative liabilities
		Fair value
(in millions)	Balance sheet location	August 3, 2013	February 2, 2013	July 28, 2012
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$—	$(0.2)
Commodity contracts	Other current liabilities	—	(4.6)	(6.3)

		$—	$(4.6)	$(6.5)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—	(1.3)

		$—	$—	$(1.3)

Total derivative liabilities		$—	$(4.6)	$(7.8)

The following tables summarize the effect of derivative instruments on the condensed consolidated income statements:

	Amount of gain (loss) recognized in OCI on derivatives (Effective portion)			Location of gain (loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended				13 weeks ended
(in millions)	August 3, 2013		July 28, 2012		August 3, 2013	July 28, 2012
Derivatives in cash flow hedging relationships:
Foreign currency contracts	$0.9		$0.9	Cost of sales	$0.2	$0.1
Commodity contracts	(9.5	)(1)	(2.1)	Cost of sales	(0.2)	5.8

Total	$(8.6)		$(1.2)		$—	$5.9

	Amount of gain (loss) recognized in OCI on derivatives (Effective portion)			Location of gain (loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (Effective portion)
	26 weeks ended				26 weeks ended
(in millions)	August 3, 2013		July 28, 2012		August 3, 2013	July 28, 2012
Derivatives in cash flow hedging relationships:
Foreign currency contracts	$1.4		$0.1	Cost of sales	$0.4	$0.2
Commodity contracts	(27.5	)(1)	(14.2)	Cost of sales	0.6	14.3

Total	$(26.1)		$(14.1)		$1.0	$14.5

(1)	During the 13 and 26 weeks ended August 3, 2013, losses recognized in OCI on commodity derivative contracts designated in cash flow hedging relationships included $6.2 million and $25.8 million of losses related to the change in fair value of commodity derivative contracts the Company terminated prior to contract maturity in the respective periods.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Amount of gain (loss) recognized in income on derivatives		Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
	13 weeks ended			26 weeks ended
(in millions)	August 3, 2013	July 28, 2012		August 3, 2013	July 28, 2012
Derivatives not designated as hedging instruments:
Foreign currency contracts	$3.0	$1.1	Other operating income, net	$2.8	$1.1

Total	$3.0	$1.1		$2.8	$1.1

As of August 3, 2013, the ending balance of accumulated OCI for commodity derivative contracts designated in cash flow hedging relationships was $28.6 million, including $27.7 million related to the commodity derivative contracts terminated prior to contract maturity in Fiscal 2014. The Company expects approximately $22.1 million of net pre-tax derivative losses to be reclassified out of accumulated OCI into earnings within the next 12 months.

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

Level 1—quoted market prices in active markets for identical assets and liabilities

Level 2—observable market based inputs or unobservable inputs that are corroborated by market data

Level 3—unobservable inputs that are not corroborated by market data

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	August 3, 2013		February 2, 2013		July 28, 2012
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Assets:
Forward foreign currency contracts and swaps	$1.7	$1.7	$1.0	$1.0	$1.2	$1.2
Forward commodity contracts	—	—	2.8	2.8	3.2	3.2
Liabilities:
Forward foreign currency contracts and swaps	—	—	—	—	(1.5)	(1.5)
Forward commodity contracts	—	—	(4.6)	(4.6)	(6.3)	(6.3)

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”). The components of net periodic pension cost were as follows:

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Components of net periodic pension benefit (cost):
Service cost	$(0.6)	$(0.9)	$(1.2)	$(1.8)
Interest cost	(2.3)	(2.3)	(4.6)	(4.7)
Expected return on UK Plan assets	3.2	2.8	6.4	5.7
Amortization of unrecognized prior service credit	0.3	0.4	0.7	0.8
Amortization of unrecognized actuarial loss	(0.5)	(0.8)	(1.1)	(1.6)

Net periodic pension benefit (cost)	$0.1	$(0.8)	$0.2	$(1.6)

In the 26 weeks ended August 3, 2013, Signet contributed $2.8 million to the UK Plan and expects to contribute a minimum aggregate of $5.2 million at current exchange rates to the UK Plan in Fiscal 2014. These contributions are in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.

13. Commitments and contingencies

Legal proceedings

In March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in the U.S. District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. In June 2009, the arbitrator ruled that the arbitration agreements allowed the Claimants to proceed on a class-wide basis and attempt to seek class certification. Sterling challenged the ruling and the District Court vacated the arbitrator’s decision in July 2010. The Claimants appealed that order to the U.S. Court of Appeals for the Second Circuit. In July 2011, the Second Circuit reversed the District Court’s decision and instructed the District Court to confirm the Arbitrator’s Award (i.e., to allow the Claimants to move forward with a proposed class claim in arbitration). Sterling filed a petition for rehearing en banc of the Second Circuit panel’s decision, which was denied on September 6, 2011. Sterling filed a petition writ of certiorari with U.S. Supreme Court seeking review of the Second Circuit’s decision, which was denied on March 19, 2012. The arbitration proceeding has resumed. The parties engaged in fact discovery related to class certification issues through March 15, 2013. On June 21, 2013, pursuant to the briefing schedule ordered by the Arbitrator, the Claimants filed their motion for class certification, disclosed their experts, and produced their expert reports. Sterling’s response to Claimants’ class certification motion, Sterling’s disclosure of its experts and their reports, as well as any motions relating thereto are due on October 3, 2013. The Claimants’ reply brief, any expert rebuttal submissions, as well as any motions relating thereto are due on December 20, 2013. Expert discovery is ongoing, and all expert depositions must be completed by January 10, 2014. The parties have proposed that a hearing on Claimants’ motion for class certification be held during the week of January 20, 2014, or as soon thereafter as the Arbitrator’s schedule permits.

On September 23, 2008, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Sterling in the U.S. District Court for the Western District of New York. The EEOC’s lawsuit alleges that Sterling engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed on May 13, 2013. Pursuant to the Court’s case management order, on June 21, 2013, the EEOC designated its experts and produced their reports. Sterling’s disclosure of its experts and their reports are due on October 3, 2013. The EEOC’s expert rebuttal submission is due on December 20, 2013. Expert discovery is ongoing, and all expert depositions must be completed by January 10, 2014. Any dispositive motions must be filed by February 4, 2014. In the event that no dispositive motions are filed, a status conference is set for February 7, 2014.

Sterling denies the allegations of both parties and has been defending these cases vigorously. At this point, no outcome or amount of loss is able to be estimated.

In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business or not significant to Signet’s consolidated financial position.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Share-based compensation expense

Signet recorded share-based compensation expense of $3.5 million and $6.5 million for the 13 and 26 weeks ended August 3, 2013, respectively, related to the Omnibus Plans and Saving Share Plans ($3.0 million and $7.1 million for the 13 and 26 weeks ended July 28, 2012, respectively).

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

At August 3, 2013, February 2, 2013, and July 28, 2012, there were no amounts outstanding under the Credit Facility, with no intra-period borrowings. Signet had stand-by letters of credit of $9.5 million as of August 3, 2013 and February 2, 2013 and $8.2 million as of July 28, 2012.

16. Acquisition

On October 29, 2012, Signet acquired the outstanding shares of Ultra Stores, Inc., a leading jewelry retailer operating primarily in outlet centers, from Crystal Financial LLC and its other stockholders (the “Ultra Acquisition”). As a result of the acquisition, Signet immediately increased its share of the US outlet channel for jewelry. The Company initially paid $56.7 million, net of acquired cash of $1.5 million, for the Ultra Acquisition including a $1.4 million working capital adjustment as of the closing, subject to post-closing procedures. The total consideration paid was funded through existing cash.

On May 15, 2013, the post-closing procedures were finalized and a reduction to the initial purchase price was agreed to. As a result, total consideration paid for the Ultra Acquisition was reduced to $55.3 million. The refund of $1.4 million from the initial consideration paid was received during the second quarter of Fiscal 2014.

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

Signet’s US division operated 1,449 stores in all 50 states at August 3, 2013. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”). Signet acquired Ultra Stores, Inc. (“Ultra”) on October 29, 2012 (the “Ultra Acquisition”) with the primary purpose to immediately increase Signet’s share of the US outlet channel for jewelry. Based on publicly available data, Signet’s US division was the largest specialty jeweler in the US in calendar 2012.

Signet’s UK division operated 500 stores at August 3, 2013, including 14 stores in the Republic of Ireland and three in the Channel Islands. Its stores trade in major regional shopping malls and prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) as “H.Samuel,” “Ernest Jones,” and “Leslie Davis.” Based on publicly filed accounts, Signet’s UK division was the largest specialty retailer of fine jewelry in the UK in calendar 2012.

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

	13 weeks ended		Change %	Impact of exchange rate movement	13 weeks ended July 28, 2012 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
(in millions, except per share amounts)	August 3, 2013	July 28, 2012
Sales by origin and destination:
US	$741.1	$701.9	5.6%	$—	$701.9	5.6%
UK	139.1	152.0	(8.5)%	(3.9)	148.1	(6.1)%

	880.2	853.9	3.1%	(3.9)	850.0	3.6%
Cost of sales	(570.5)	(542.7)	(5.1)%	2.8	(539.9)	(5.7)%

Gross margin	309.7	311.2	(0.5)%	(1.1)	310.1	(0.1)%
Selling, general and administrative expenses	(250.5)	(240.3)	(4.2)%	1.0	(239.3)	(4.7)%
Other operating income, net	46.3	40.0	15.8%	—	40.0	15.8%

Operating income (loss):
US	111.5	117.3	(4.9)%	—	117.3	(4.9)%
UK	(0.8)	(0.3)	(166.7)%	(0.1)	(0.4)	(100.0)%
Unallocated	(5.2)	(6.1)	14.8%	—	(6.1)	14.8%

	105.5	110.9	(4.9)%	(0.1)	110.8	(4.8)%
Interest expense, net	(1.0)	(0.7)	(42.9)%	—	(0.7)	(42.9)%

Income before income taxes	104.5	110.2	(5.2)%	(0.1)	110.1	(5.1)%
Income taxes	(37.1)	(39.5)	6.1%	0.1	(39.4)	5.8%

Net income	$67.4	$70.7	(4.7)%	$—	$70.7	(4.7)%

Earnings per share – basic	$0.84	$0.86	(2.3)%	$—	$0.86	(2.3)%
Earnings per share – diluted	$0.84	$0.85	(1.2)%	$—	$0.85	(1.2)%

	26 weeks ended		Change %	Impact of exchange rate movement	26 weeks ended July 28, 2012 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
(in millions, except per share amounts)	August 3, 2013	July 28, 2012
Sales by origin and destination:
US	$1,599.7	$1,453.4	10.1%	$—	$1,453.4	10.1%
UK	274.1	300.5	(8.8)%	(9.5)	291.0	(5.8)%

	1,873.8	1,753.9	6.8%	(9.5)	1,744.4	7.4%
Cost of sales	(1,181.3)	(1,089.0)	(8.5)%	6.9	(1,082.1)	(9.2)%

Gross margin	692.5	664.9	4.2%	(2.6)	662.3	4.6%
Selling, general and administrative expenses	(537.5)	(504.8)	(6.5)%	2.7	(502.1)	(7.1)%
Other operating income, net	93.3	80.2	16.3%	—	80.2	16.3%

Operating income (loss):
US	264.3	255.0	3.6%	—	255.0	3.6%
UK	(4.9)	(3.3)	(48.5)%	—	(3.3)	(48.5)%
Unallocated	(11.1)	(11.4)	2.6%	0.1	(11.3)	1.8%

	248.3	240.3	3.3%	0.1	240.4	3.3%
Interest expense, net	(1.9)	(1.6)	(18.8)%	0.1	(1.5)	(26.7)%

Income before income taxes	246.4	238.7	3.2%	0.2	238.9	3.1%
Income taxes	(87.2)	(85.5)	(2.0)%	—	(85.5)	(2.0)%

Net income	$159.2	$153.2	3.9%	$0.2	$153.4	3.8%

Earnings per share – basic	$1.98	$1.82	8.8%	$—	$1.82	8.8%
Earnings per share – diluted	$1.97	$1.81	8.8%	$—	$1.81	8.8%

Operating data reflecting the impact of the Ultra Acquisition

The below table reflects the impact of the Ultra Acquisition on the consolidated results. Management finds the information useful to analyze the continued results of the business without the impact of the acquisition for the first year of operations, while Ultra is being fully integrated.

13 weeks ended August 3, 2013:

	Signet, excluding Ultra		Ultra(1)		Consolidated
	in millions	% of sales	in millions	% of sales	in millions	% of sales
Sales	$850.7	100.0	$29.5	100.0	$880.2	100.0
Cost of sales	(546.7)	(64.3)	(23.8)	(80.7)	(570.5)	(64.8)

Gross margin	304.0	35.7	5.7	19.3	309.7	35.2
Selling, general and administrative expenses	(237.0)	(27.8)	(13.5)	(45.8)	(250.5)	(28.5)
Other operating income, net	46.3	5.4	—	—	46.3	5.3

Operating income (loss)	113.3	13.3	(7.8)	(26.5)	105.5	12.0
Interest expense, net	(0.9)	(0.1)	(0.1)	(0.3)	(1.0)	(0.1)

Income (loss) before income taxes	112.4	13.2	(7.9)	(26.8)	104.5	11.9
Income taxes	(40.1)	(4.7)	3.0	10.2	(37.1)	(4.2)

Net income (loss)	$72.3	8.5	$(4.9)	(16.6)	$67.4	7.7

Earnings (loss) per share – basic	$0.90		$(0.06)		$0.84
Earnings (loss) per share – diluted	$0.90		$(0.06)		$0.84

(1)	Includes results for all store locations acquired in the Ultra Acquisition.

In the second quarter of Fiscal 2014, operating income for the US division was $111.5 million or 15.0% of sales including Ultra, and excluding Ultra was $119.3 million or 16.8% of sales.

26 weeks ended August 3, 2013:

	Signet, excluding Ultra		Ultra(1)		Consolidated
	in millions	% of sales	in millions	% of sales	in millions	% of sales
Sales	$1,810.3	100.0	$63.5	100.0	$1,873.8	100.0
Cost of sales	(1,132.3)	(62.5)	(49.0)	(77.2)	(1,181.3)	(63.0)

Gross margin	678.0	37.5	14.5	22.8	692.5	37.0
Selling, general and administrative expenses	(511.4)	(28.2)	(26.1)	(41.1)	(537.5)	(28.7)
Other operating income, net	93.3	5.1	—	—	93.3	5.0

Operating income (loss)	259.9	14.4	(11.6)	(18.3)	248.3	13.3
Interest expense, net	(1.8)	(0.1)	(0.1)	(0.1)	(1.9)	(0.1)

Income (loss) before income taxes	258.1	14.3	(11.7)	(18.4)	246.4	13.2
Income taxes	(91.7)	(5.1)	4.5	7.1	(87.2)	(4.7)

Net income (loss)	$166.4	9.2	$(7.2)	(11.3)	$159.2	8.5

Earnings (loss) per share – basic	$2.06		$(0.08)		$1.98
Earnings (loss) per share – diluted	$2.06		$(0.09)		$1.97

(1)	Includes results for all store locations acquired in the Ultra Acquisition.

In the year to date, operating income for the US division was $264.3 million or 16.5% of sales including Ultra, and excluding Ultra was $275.9 million or 18.0% of sales.

Net cash

Net cash is the total of cash and cash equivalents less loans and overdrafts, and is helpful in providing a measure of the total indebtedness of the business.

(in millions)	August 3, 2013	February 2, 2013	July 28, 2012
Cash and cash equivalents	$212.9	$301.0	$237.5
Loans and overdrafts	(1.7)	—	—

Net cash	$211.2	$301.0	$237.5

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

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net cash provided by operating activities	$13.4	$82.8	$58.5	$116.8
Purchase of property and equipment, net	(30.4)	(36.2)	(53.6)	(54.8)

Free cash flow	$(17.0)	$46.6	$4.9	$62.0

In the 13 weeks ended August 3, 2013, free cash flow was $(17.0) million compared to $46.6 million in the prior year comparable period. The decrease in free cash flow of $63.6 million was driven by lower cash provided by operating activities partially offset by timing of investments in property and equipment. The decrease in cash provided by operating activities was primarily due to changes in accounts payable and income taxes payable. The decrease in accounts payable is attributable to the timing of payments in the second quarter of Fiscal 2014 related to inventory received in the first quarter of Fiscal 2014. The decrease in income tax payable is a result of higher tax payments driven by business performance. Free cash flow for the 26 weeks ended August 3, 2013 is discussed in the Liquidity and Capital Resources section.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2013(1) Annual Report on Form 10-K.

Second Quarter Highlights (“second quarter” is the 13 weeks ended August 3, 2013)

•	Same store sales: up 3.6%

•	Operating income: $105.5 million, down $5.4 million, a decrease of 4.9%

Operating income excluding Ultra: $113.3 million, up $2.4 million, an increase of 2.2%

•	Diluted earnings per share: down by 1.2% to $0.84

Diluted earnings per share excluding Ultra: up by 5.9% to $0.90

Year to Date Highlights

•	Same store sales: up 5.1%

•	Operating income: $248.3 million, up $8.0 million, an increase of 3.3%

Operating income excluding Ultra: $259.9 million, up $19.6 million, an increase of 8.2%

•	Diluted earnings per share: up by 8.8% to $1.97

Diluted earnings per share excluding Ultra: up by 13.8% to $2.06

(1)	Fiscal 2014 is the 52 week year ending February 1, 2014 and Fiscal 2013 is the 53 week year ended February 2, 2013.

Certain operating data as a percentage of sales were as follows:

Operating Data

	Second Quarter		Year To Date
(% to sales)	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.8)	(63.6)	(63.0)	(62.1)

Gross margin	35.2	36.4	37.0	37.9
Selling, general and administrative expenses	(28.5)	(28.1)	(28.7)	(28.8)
Other operating income, net	5.3	4.7	5.0	4.6

Operating income	12.0	13.0	13.3	13.7
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	11.9	12.9	13.2	13.6
Income taxes	(4.2)	(4.6)	(4.7)	(4.9)

Net income	7.7	8.3	8.5	8.7

Second quarter sales

In the second quarter of Fiscal 2014, Signet’s same store sales increased 3.6% compared to an increase of 7.1% in the 13 weeks ended July 28, 2012 (“second quarter of Fiscal 2013” or “prior year second quarter”). Total sales were $880.2 million compared to $853.9 million in the second quarter of Fiscal 2013, up $26.3 million or 3.1% compared to an increase of 7.1% in the second quarter of Fiscal 2013. eCommerce sales were $31.2 million compared to $24.2 million in the second quarter of Fiscal 2013, up $7.0 million or 28.9%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Second quarter of Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
US division	4.9%	0.7%	5.6%	—	5.6%	$741.1
UK division	(2.4)%	(3.7)%	(6.1)%	(2.4)%	(8.5)%	$139.1

Signet	3.6%	—%	3.6%	(0.5)%	3.1%	$880.2

(1)

The 53rd week in Fiscal 2013 has resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are being calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales continue to be calculated based on the reported fiscal periods, with the difference being reported within non-same store sales. Total sales in the US in the second quarter of Fiscal 2013 included $32.2 million due to the shift of the Mother’s Day promotion.

(2)	Includes all sales from stores not open or owned for 12 months, as well as results from all store locations acquired in the Ultra Acquisition.
(3)	Non-GAAP measure, discussed herein.

In the second quarter of Fiscal 2014, the US division’s total sales were $741.1 million compared to $701.9 million in the second quarter of Fiscal 2013, up $39.2 million or 5.6%. Same store sales increased 4.9% compared to an increase of 8.2% in the second quarter of Fiscal 2013. US sales increases in the second quarter were driven by particular strength in bridal, colored diamonds and watches. In the quarter, Kay and Jared experienced increases in both transaction counts and average transaction value. eCommerce sales were $25.3 million compared to $18.6 million in the second quarter of Fiscal 2013, up $6.7 million or 36.0%. See the table below for further analysis of sales.

	Change from previous year
Second quarter of Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Total sales as reported	Total sales (in millions)
Kay	5.8%	(3.6)%	2.2%	$427.9
Jared	5.5%	(1.1)%	4.4%	$232.2
Regional brands	(4.6)%	(10.8)%	(15.4)%	$51.5

US division, excluding Ultra	4.9%	(3.5)%	1.4%	$711.6

Ultra(3)	—%	4.2%	4.2%	$29.5

US division, including Ultra	4.9%	0.7%	5.6%	$741.1

(1)

The 53rd week in Fiscal 2013 has resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are being calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales continue to be calculated based on the reported fiscal periods, with the difference being reported within non-same store sales. Total sales in the US in the second quarter of Fiscal 2013 included $32.2 million due to the shift of the Mother’s Day promotion.

(2)	Includes all sales from stores not open or owned for 12 months.
(3)	Includes results for all store locations acquired in the Ultra Acquisition. The change from previous year for Ultra is calculated as a percentage of total US sales.

	Average merchandise transaction value(1)(2)				Merchandise transactions
	Average value		Change from previous year		Change from previous year
Second quarter of Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Kay(3)	$399	$381	4.7%	1.6%	2.2%	11.8%
Jared	$545	$529	3.0%	(0.2)%	1.4%	4.0%
Regional brands(4)	$404	$391	3.3%	1.6%	(15.3)%	(1.5)%
US division	$437	$419	4.3%	0.5%	0.3%	8.5%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, ESP, insurance, employee and other miscellaneous sales.
(3)	The Kay average merchandise transaction value and merchandise transactions include the Ultra acquired stores effective as of the Fiscal 2014 second quarter.
(4)	The Regional brands average merchandise transaction value and merchandise transactions include the Ultra acquired licensed jewelry departments effective as of the Fiscal 2014 second quarter.

In the second quarter of Fiscal 2014, the UK division’s total sales were $139.1 million compared to $152.0 million in the second quarter of Fiscal 2013, down $12.9 million or 8.5%. Same store sales decreased 2.4% compared to an increase of 2.1% in the second quarter of Fiscal 2013. The total sales decline was primarily due to a same store sales decrease of $3.4 million, the impact of closed stores of $5.6 million, and currency fluctuation of $3.9 million. In Ernest Jones, the number of transactions increased driven primarily by strength in branded bridal and watches, excluding Rolex, and the average transaction value was lower, primarily due to the impact from Rolex being offered in fewer stores. In H.Samuel, the number of transactions declined, primarily due to store closures and lower traffic. This resulted in lower sales across many merchandise categories, partly offset by strength in branded bridal products. Sales in both businesses were impacted by lower bead transactions. eCommerce sales were $5.9 million compared to $5.6 million in the second quarter of Fiscal 2013, up $0.3 million or 5.4%. See the table below for further detail of sales.

	Change from previous year
Second quarter of Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(2.4)%	(2.9)%	(5.3)%	(2.5)%	(7.8)%	$72.6
Ernest Jones(4)	(2.4)%	(4.5)%	(6.9)%	(2.4)%	(9.3)%	$66.5

UK division	(2.4)%	(3.7)%	(6.1)%	(2.4)%	(8.5)%	$139.1

(1)

The 53rd week in Fiscal 2013 has resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are being calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales continue to be calculated based on the reported fiscal periods, with the difference being reported within non-same store sales.

(2)	Includes all sales from stores not open for 12 months.
(3)	Non-GAAP measure, discussed herein.
(4)	Includes stores selling under the Leslie Davis nameplate.

	Average merchandise transaction value(1)(2)				Merchandise transactions
	Average value		Change from previous year		Change from previous year
Second quarter of Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
H.Samuel	£75	£74	1.4%	2.8%	(5.4)%	(3.8)%
Ernest Jones(3)	£277	£304	(8.9)%	7.4%	2.2%	(2.7)%
UK division	£116	£119	(2.5)%	6.3%	(4.0)%	(3.6)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

Year to date sales

In the year to date, Signet’s same store sales increased 5.1% compared to an increase of 4.0% in the comparable prior year period. In the year to date, total sales were $1,873.8 million compared to $1,753.9 million in the 26 weeks ended July 28, 2012, up $119.9 million or 6.8%. eCommerce sales were $62.3 million compared to $46.3 million in the 26 weeks ended July 28, 2012, up $16.0 million or 34.6%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Year to Date Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
US division	6.6%	3.5%	10.1%	—	10.1%	$1,599.7
UK division	(2.3)%	(3.5)%	(5.8)%	(3.0)%	(8.8)%	$274.1

Signet	5.1%	2.3%	7.4%	(0.6)%	6.8%	$1,873.8

(1)

The 53rd week in Fiscal 2013 has resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are being calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales continue to be calculated based on the reported fiscal periods, with the difference being reported within non-same store sales.

(2)	Includes all sales from stores not open or owned for 12 months, as well as results from all store locations acquired in the Ultra Acquisition.
(3)	Non-GAAP measure, discussed herein.

In the year to date, the US division’s total sales were $1,599.7 million compared to $1,453.4 million in the 26 weeks ended July 28, 2012, up $146.3 million or 10.1%. Same store sales increased 6.6% compared to an increase of 4.4% in the comparable prior year period. US sales increases were driven by particular strength in bridal, colored diamonds and watches in Kay and Jared, as well as the Ultra Acquisition. For the year to date, Kay and Jared experienced increases in both transaction counts and average transaction value. eCommerce sales were $50.9 million compared to $35.9 million in the 26 weeks ended July 28, 2012, up $15.0 million or 41.8%. See the table below for further analysis of sales.

	Change from previous year
Year to Date Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Total sales as reported	Total sales (in millions)
Kay	8.1%	(0.9)%	7.2%	$933.9
Jared	5.8%	1.4%	7.2%	$486.8
Regional brands	(1.9)%	(8.0)%	(9.9)%	$115.5

US division, excluding Ultra	6.6%	(0.9)%	5.7%	$1,536.2

Ultra(3)	—%	4.4%	4.4%	$63.5

US division, including Ultra	6.6%	3.5%	10.1%	$1,599.7

(1)

The 53rd week in Fiscal 2013 has resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are being calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales continue to be calculated based on the reported fiscal periods, with the difference being reported within non-same store sales.

(2)	Includes all sales from stores not open or owned for 12 months.
(3)	Includes results for all store locations acquired in the Ultra Acquisition. The change from previous year for Ultra is calculated as a percentage of total US sales.

	Average merchandise transaction value(1)(2)				Merchandise transactions
	Average value		Change from previous year		Change from previous year
Year to Date Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Kay(3)	$391	$373	4.8%	3.0%	4.6%	5.0%
Jared	$554	$543	2.0%	2.5%	5.8%	(0.3)%
Regional brands(4)	$400	$387	3.4%	1.8%	(12.6)%	(7.3)%
US division	$432	$415	4.1%	2.5%	3.2%	2.5%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, ESP, insurance, employee and other miscellaneous sales.
(3)	The Kay average merchandise transaction value and merchandise transactions include the Ultra acquired stores effective as of the Fiscal 2014 second quarter.
(4)	The Regional brands average merchandise transaction value and merchandise transactions include the Ultra acquired licensed jewelry departments effective as of the Fiscal 2014 second quarter.

In the year to date, the UK division’s total sales were $274.1 million compared to $300.5 million in the 26 weeks ended July 28, 2012, down $26.4 million or 8.8%. Same store sales decreased 2.3% compared to an increase of 1.7% in the comparable prior year period. The total sales decline was due to a same store sales decrease of $6.5 million primarily in H.Samuel, the impact of closed stores of $10.4 million, and currency fluctuation of $9.5 million. In Ernest Jones, the number of transactions increased driven by strength in the bridal business and watches, excluding Rolex, which is being offered in fewer stores in the UK. The lower average merchandise transaction value was primarily attributed to the reduction of the Rolex line. In H.Samuel, the number of transactions declined, resulting in lower sales across many merchandise categories. Sales in both businesses were impacted by lower bead transactions. eCommerce sales were $11.4 million compared to $10.4 million in the 26 weeks ended July 28, 2012, up $1.0 million or 9.6%. See the table below for further detail of sales.

	Change from previous year
Year to Date Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(3.2)%	(3.0)%	(6.2)%	(2.9)%	(9.1)%	$144.3
Ernest Jones(4)	(1.3)%	(4.1)%	(5.4)%	(3.0)%	(8.4)%	$129.8

UK division	(2.3)%	(3.5)%	(5.8)%	(3.0)%	(8.8)%	$274.1

(1)

The 53rd week in Fiscal 2013 has resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are being calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales continue to be calculated based on the reported fiscal periods, with the difference being reported within non-same store sales.

(2)	Includes all sales from stores not open for 12 months.
(3)	Non-GAAP measure, discussed herein.
(4)	Includes stores selling under the Leslie Davis nameplate.

	Average merchandise transaction value(1)(2)				Merchandise transactions
	Average value		Change from previous year		Change from previous year
Year to Date Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
H.Samuel	£75	£75	0.0%	5.6%	(7.2)%	(3.5)%
Ernest Jones(3)	£275	£304	(9.5)%	11.4%	3.8%	(8.0)%
UK division	£115	£117	(1.7)%	6.4%	(5.2)%	(4.4)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

Cost of sales and gross margin

In the second quarter of Fiscal 2014, gross margin was $309.7 million or 35.2% of sales compared to $311.2 million or 36.4% of sales in the second quarter of Fiscal 2013. The inclusion of the results for Ultra increased gross margin dollars by $5.7 million; however, it reduced the consolidated gross margin rate by 50 basis points and the US gross margin rate by 70 basis points. The Ultra gross margin is lower than the core US business due to lower Ultra store productivity and the impact of the Ultra integration.

Gross margin dollars in the US increased by $1.3 million compared to the second quarter of Fiscal 2013, reflecting higher sales offset by a gross margin decrease of 180 basis points. The lower gross margin was primarily attributed to the following components: gross merchandise margin decreased by 50 basis points, which was attributed to Ultra; and store occupancy and operating costs deleveraged by 70 basis points, of which 40 basis points was due to Ultra and the remaining 30 basis point change was a result of the impact of the increase in new store openings. The US net bad debt ratio increased to 4.9% of sales from 4.5% of sales in the prior year second quarter. The increase in the ratio was primarily due to the growth in the outstanding receivable balance. In addition, the US division experienced a slight decline in collection efficiency and a change in the credit mix.

In the UK, gross margin dollars decreased $2.8 million compared to the second quarter of Fiscal 2013, primarily reflecting the impact of decreased sales and currency fluctuation offset by a gross margin rate increase of 40 basis points. Currency translation costs were $1.1 million of the decrease in gross margin. The gross margin rate increase was primarily driven by sales mix.

In the year to date, the gross margin was $692.5 million or 37.0% of sales compared to $664.9 million or 37.9% of sales in the 26 weeks ended July 28, 2012. The inclusion of the results for Ultra increased gross margin dollars by $14.5 million; however, it reduced the consolidated gross margin rate by 50 basis points and the US gross margin rate by 70 basis points.

Gross margin dollars in the US increased by $34.2 million compared to the 26 weeks ended July 28, 2012, reflecting higher sales offset by a gross margin rate decrease of 160 basis points. The lower gross margin was attributed to a decline in the gross merchandise margin rate by 80 basis points, of which 40 basis points was attributed to Ultra and the remaining decrease primarily due to new bridal and Jared test programs occurring in the first quarter of Fiscal 2014. Store occupancy and operating costs deleveraged by 30 basis points which was attributed to Ultra. The US net bad debt to US sales ratio was 3.6% compared to 3.4% in the 26 weeks ended July 28, 2012 which includes a 20 basis point benefit due to the inclusion of Ultra sales. The increase in the ratio was primarily due to growth in the outstanding receivable balance.

In the UK, gross margin dollars decreased $6.6 million compared to the 26 weeks ended July 28, 2012, primarily reflecting the impact of decreased sales and currency fluctuations offset by a gross margin rate increase of 10 basis points. Currency translation costs were $2.6 million of the decrease. The gross margin rate increase was primarily driven by sales mix.

Selling, general and administrative expenses (“SGA”)

In the second quarter of Fiscal 2014, SGA expenses were $250.5 million compared to $240.3 million in the second quarter of Fiscal 2013, up $10.2 million or 4.2%. As a percentage of sales, SGA increased by 40 basis points to 28.5%. The inclusion of the results for Ultra increased SGA by $13.5 million and increased the consolidated SGA rate by 70 basis points. Ultra SGA is expected to decline as the final steps of the integration are completed. SGA spending was well controlled and leverage was realized primarily on expenses in the US. In the UK, SGA expense declined by $2.9 million, reflecting the impact of cost reductions and currency fluctuations.

In the year to date, SGA expenses were $537.5 million compared to $504.8 million in the 26 weeks ended July 28, 2012, up $32.7 million, and as a percentage of sales decreased by 10 basis points to 28.7%. The inclusion of the results for Ultra increased SGA by $26.1 million and increased the consolidated SGA rate by 50 basis points. SGA spending was well controlled and leverage was realized on expenses in the US. In the UK, SGA expense declined by $5.6 million, reflecting the impact of cost reductions and currency fluctuations.

Other operating income, net

In the second quarter of Fiscal 2014, other operating income, net was $46.3 million or 5.3% of sales compared to $40.0 million or 4.7% of sales in the second quarter of Fiscal 2013.

In the year to date, other operating income, net was $93.3 million or 5.0% of sales compared to $80.2 million or 4.6% of sales in the 26 weeks ended July 28, 2012. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.

Operating income

In the second quarter of Fiscal 2014, operating income was $105.5 million or 12.0% of sales compared to $110.9 million or 13.0% of sales in the second quarter of Fiscal 2013. The US division’s operating income including Ultra was $111.5 million or 15.0% of sales compared to $117.3 million or 16.7% of sales in the second quarter of Fiscal 2013. Excluding Ultra, the US division’s operating income was $119.3 million or 16.8% of sales. The operating loss for the UK division was $0.8 million or (0.6)% of sales compared to $0.3 million or (0.2)% of sales in the second quarter of Fiscal 2013. Unallocated corporate administrative costs were $5.2 million compared to $6.1 million in the second quarter of Fiscal 2013.

In the year to date, operating income was $248.3 million or 13.3% of sales compared to $240.3 million or 13.7% of sales in the 26 weeks ended July 28, 2012. The US division’s operating income including Ultra was $264.3 million or 16.5% of sales compared to $255.0 million or 17.5% of sales in the 26 weeks ended July 28, 2012. Excluding Ultra, the US division’s operating income was $275.9 million or 18.0% of sales. The operating loss for the UK division was $4.9 million or (1.8)% of sales compared to $3.3 million or (1.1)% of sales in the 26 weeks ended July 28, 2012. Unallocated corporate administrative costs were $11.1 million compared to $11.4 million in the 26 weeks ended July 28, 2012.

Interest expense, net

In the second quarter of Fiscal 2014, net interest expense was $1.0 million compared to $0.7 million in the second quarter of Fiscal 2013. In the year to date, net interest expense was $1.9 million compared to $1.6 million in the 26 weeks ended July 28, 2012.

Income before income taxes

In the second quarter of Fiscal 2014, income before income taxes decreased 5.2% to $104.5 million or 11.9% of sales compared to $110.2 million or 12.9% in the second quarter of Fiscal 2013. In the year to date, income before income taxes was $246.4 million or 13.2% of sales compared to $238.7 million or 13.6% of sales in the 26 weeks ended July 28, 2012.

Income taxes

In the second quarter of Fiscal 2014, income tax expense was $37.1 million compared to $39.5 million in the prior year second quarter. The effective tax rate was 35.5% compared to 35.8% in the second quarter of Fiscal 2013, primarily due to a reduction in foreign tax rates and lower disallowable expenses. In the year to date, income tax expense was $87.2 million compared to $85.5 million in the 26 weeks ended July 28, 2012. The effective tax rate was 35.4% compared to 35.8% in the 26 weeks ended July 28, 2012.

Net income

In the second quarter of Fiscal 2014, net income was down 4.7% to $67.4 million or 7.7% of sales compared to $70.7 million or 8.3% of sales in the second quarter of Fiscal 2013. In the year to date, net income was $159.2 million or 8.5% of sales compared to $153.2 million or 8.7% of sales in the 26 weeks ended July 28, 2012.

Earnings per share

In the second quarter of Fiscal 2014, diluted earnings per share were $0.84 and excluding Ultra were $0.90 compared to $0.85 in the second quarter of Fiscal 2013. The weighted average diluted number of common shares outstanding was 80.7 million compared to 83.0 million in the second quarter of Fiscal 2013. Signet repurchased 374,613 shares in the second quarter of Fiscal 2014 compared to 4,469,149 shares in the second quarter of Fiscal 2013.

In the year to date, diluted earnings per share were $1.97 and excluding Ultra were $2.06 compared to $1.81 in the 26 weeks ended July 28, 2012. The weighted average diluted number of common shares outstanding was 81.0 million compared to 84.7 million in the 26 weeks ended July 28, 2012. Signet repurchased 1,123,858 shares in the 26 weeks ended August 3, 2013 compared to 6,425,296 shares in the 26 weeks ended July 28, 2012.

Dividends per share

In the second quarter of Fiscal 2014, dividends of $0.15 were approved by the Board compared to $0.12 in the second quarter of Fiscal 2013. In the year to date, dividends of $0.30 were approved by the Board compared to $0.24 in the 26 weeks ended July 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Set out in the table below is a summary of Signet’s cash flow activity for the year to date for Fiscal 2014 and Fiscal 2013.

	26 weeks ended
(in millions)	August 3, 2013	July 28, 2012
Summary cash flow
Net cash provided by operating activities	$58.5	$116.8
Net cash used in investing activities	(52.2)	(54.8)
Net cash used in financing activities	(94.6)	(311.6)

Decrease in cash and cash equivalents	(88.3)	(249.6)

Cash and cash equivalents at beginning of period	301.0	486.8
Effect of exchange rate changes on cash and cash equivalents	0.2	0.3

Cash and cash equivalents at end of period	$212.9	$237.5

Operating activities

During the 26 weeks ended August 3, 2013, net cash provided by operating activities was $58.5 million compared to $116.8 million in the 26 weeks ended July 28, 2012. The lower cash of $58.5 million provided by operating activities was primarily driven by higher net income and the following changes as discussed below.

•

Accounts receivable decreased by $52.8 million compared to a decrease of $56.1 million in the prior year comparable period, reflecting seasonal collection patterns partially offset by sales growth. In the US division, credit participation was 57.1% and the average monthly collection rate was 12.6% compared to 57.5% and 12.9%, respectively in the prior year comparable period. Excluding the sales from Ultra, the credit participation rate was 58.9% compared to 57.5% in the prior year comparable period, driven primarily by higher bridal and branded sales.

•

Inventory related items increased by $57.4 million compared to an increase of $17.2 million in the prior year comparable period. The $57.4 million inventory change includes $28.5 million cash flow relating to closed hedges that will be recognized in future earnings based on the turnover of inventory. The remaining increase in inventory is driven by expansion of bridal programs, increased rough diamond inventory associated with management’s strategic sourcing initiative and new store growth. Offsetting these increases were management actions to improve inventory turns. Accounts payable decreased by $29.3 million compared to a decrease of $46.5 million in the prior year comparable period primarily driven by timing of payments made in the second quarter of Fiscal 2014 associated with inventory received in the first quarter of Fiscal 2014.

•

Income taxes payable decreased by $58.2 million compared to a decrease of $20.9 million in the prior year comparable period due primarily to higher tax payments made in the first quarter of Fiscal 2014 driven by business performance. Other movements in operating assets and liabilities include a decrease of $57.1 million in accrued expenses and other liabilities compared to a decrease of $53.0 million in the prior year comparable period primarily driven by seasonality and timing differences associated with payroll related liabilities.

Investing activities

During the 26 weeks ended August 3, 2013, net cash used in investing activities was $52.2 million, including the refund of $1.4 million for working capital adjustments for the Ultra Acquisition, compared to $54.8 million in the 26 weeks ended July 28, 2012. In the US division, capital additions were $48.6 million compared to $45.2 million in the prior year comparable period reflecting capital spend associated with the integration and conversion of Ultra, IT and new store investments. In the UK division, capital additions were $5.0 million compared to $9.6 million in the prior year comparable period.

Stores opened and closed in the 26 weeks ended August 3, 2013, together with planned changes for the balance of Fiscal 2014, are set out in the tables below.

US Division

	Kay mall	Kay off-mall	Jared	Regional brands	Ultra(1)	Total	Annual net space change
February 2, 2013	763	186	190	194	110	1,443	11%
Opened	5	19	—	—	2	26
Closed	(4)	(8)	—	(1)	(7)	(20)

August 3, 2013	764	197	190	193	105	1,449
Openings, planned	10	31	15	—	1	57
Closures, planned	(2)	(4)	—	(12)	—	(18)

February 1, 2014	772	224	205	181	106	1,488	5%

(1)	Includes 65 stores that have been converted from Ultra store locations to Kay outlets. Excludes Ultra licensed jewelry departments.

UK Division

	H.Samuel	Ernest Jones(1)	Total	Annual net space change
February 2, 2013	318	193	511	(3)%
Opened	—	1	1
Closed	(9)	(3)	(12)

August 3, 2013	309	191	500
Openings, planned	—	1	1
Closures, planned	(17)	(8)	(25)

February 1, 2014	292	184	476	(5)%

(1)	Includes stores selling under the Leslie Davis nameplate.

Financing activities

Dividends

During the 26 weeks ended August 3, 2013, the Company’s dividend activity was as follows:

Fiscal 2014:
	Cash dividend per share	Date Declared	Record Date	Payment Date(1)	Total Dividends
					(in millions)
First quarter	$0.15	March 27, 2013	May 3, 2013	May 29, 2013	$12.1
Second quarter	$0.15	June 14, 2013	August 2, 2013	August 28, 2013	$12.1	(2)

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As such, the fourth quarter Fiscal 2013 $0.12 per share cash dividend was paid out on February 27, 2013 in the aggregate amount of $9.8 million.
(2)	As of August 3, 2013, $12.1 million has been recorded in accrued expenses and other current liabilities reflecting the cash dividend declared for the second quarter of Fiscal 2014, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction.

Share repurchase

During the 26 weeks ended August 3, 2013, the Company’s share repurchase activity was as follows: :

		Shares repurchased		Amount repurchased		Average repurchase price
		26 weeks ended		26 weeks ended		26 weeks ended
	Amount Authorized	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in millions)			(in millions)	(in millions)
2013 Program(1)	$350.0	374,613	n/a	$25.0	$ n/a	$66.74	$	n/a
2011 Program(2)	350.0	749,245	6,425,296	50.1	287.2	66.92		44.70

Total		1,123,858	6,425,296	$75.1	$287.2

(1)	On June 14, 2013, the Board authorized the 2013 Program to repurchase up to $350 million of Signet’s common shares. The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $325.0 million remaining as of August 3, 2013.
(2)	In October 2011, the Board authorized the 2011 Program to repurchase up to $300 million of Signet’s common shares, which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.

Proceeds from exercise of share options

During the 26 weeks ended August 3, 2013, $5.2 million was received for the exercise of share options pursuant to Signet’s equity compensation programs compared to $5.4 million in the 26 weeks ended July 28, 2012. Other than equity based compensation awards granted to employees and directors, Signet has not issued common shares as a financing activity for over ten years.

Movement in cash and indebtedness

Net cash and cash equivalents at August 3, 2013 were $212.9 million compared to $237.5 million as of July 28, 2012; see non-GAAP measures discussed herein. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

Signet maintains its $400 million Credit Facility which, at August 3, 2013 and July 28, 2012, was undrawn, with no intra-period borrowings. Signet had stand-by letters of credit of $9.5 million and $8.2 million as of August 3, 2013 and July 28, 2012, respectively.

OBLIGATIONS AND COMMITMENTS

Signet’s contractual obligations and commitments at August 3, 2013 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 2, 2013, filed with the SEC on March 28, 2013.

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

Signet’s market risk profile as of August 3, 2013 has not materially changed since February 2, 2013. The market risk profile as of February 2, 2013 is disclosed in Signet’s Fiscal 2013 Annual Report on Form 10-K, filed with the SEC on March 28, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 3, 2013.

Changes in Internal Control over Financial Reporting

During the second quarter of Fiscal 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following table contains the Company’s repurchases of equity securities in the second quarter of Fiscal 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 5, 2013 to June 1, 2013	—	$—	—	$—
June 2, 2013 to June 29, 2013	374,613	$66.74	374,613	$325,000,068
June 30, 2013 to August 3, 2013	—	$—	—	$325,000,068

Total	374,613	$66.74	374,613	$325,000,068

(1)	On June 14, 2013, the Board authorized the 2013 Program to repurchase up to $350 million of Signet’s common shares. The 2013 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1†	Compromise Agreement dated July 8, 2013 between Signet Trading Limited and Robert Anderson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 9, 2013).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

August 29, 2013	By:	/s/ Ronald Ristau
Ronald Ristau
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)