Form 10-Q
period 2013-11-02
SIGNET JEWELERS LTD
filed 2013-11-26
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended November 2, 2013 or

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

Common Stock, $0.18 par value, 80,215,448 shares as of November 20, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012	Notes
Sales	$771.4	$716.2	$2,645.2	$2,470.1	2
Cost of sales	(532.2)	(480.8)	(1,713.5)	(1,569.8)

Gross margin	239.2	235.4	931.7	900.3
Selling, general and administrative expenses	(233.4)	(222.6)	(770.9)	(727.4)
Other operating income, net	45.8	39.7	139.1	119.9

Operating income	51.6	52.5	299.9	292.8	2
Interest expense, net	(0.9)	(0.9)	(2.8)	(2.5)

Income before income taxes	50.7	51.6	297.1	290.3
Income taxes	(17.1)	(16.7)	(104.3)	(102.2)	4

Net income	$33.6	$34.9	$192.8	$188.1

Earnings per share: basic	$0.42	$0.43	$2.40	$2.27	5
diluted	$0.42	$0.43	$2.39	$2.26	5
Weighted average common shares outstanding: basic	79.9	80.5	80.4	82.9	5
diluted	80.3	80.9	80.8	83.4	5
Dividends declared per share	$0.15	$0.12	$0.45	$0.36	6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$33.6	$34.9	$192.8	$188.1
Other comprehensive income (loss):
Foreign currency translation adjustments	10.5	4.5	3.5	6.4
Derivative instruments qualifying as cash flow hedges:
Unrealized (loss) gain, net of tax of $(0.3) and $(9.6), respectively (October 27, 2012: $2.8 and $(2.3), respectively)	(1.5)	4.0	(18.3)	(5.0)
Reclassification adjustment for losses (gains) to net income, net of tax of $0.8 and $0.5, respectively (October 27, 2012: $(1.3) and $(6.3), respectively)	1.3	(1.6)	0.6	(11.1)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss, net of tax of $0.2 and $0.4, respectively (October 27, 2012: $0.2 and $0.5, respectively)	0.4	0.8	1.3	2.4
Reclassification adjustment to net income for amortization of net prior service credit, net of tax of $(0.2) and $(0.3), respectively (October 27, 2012: $(0.1) and $(0.2), respectively)	(0.2)	(0.4)	(0.8)	(1.2)

Total other comprehensive income (loss)	10.5	7.3	(13.7)	(8.5)

Comprehensive income	$44.1	$42.2	$179.1	$179.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)	November 2, 2013	February 2, 2013	October 27, 2012	Notes
Assets
Current assets:
Cash and cash equivalents	$87.8	$301.0	$166.0
Accounts receivable, net	1,123.5	1,205.3	998.2	8
Other receivables	51.2	42.1	44.6
Other current assets	86.9	85.6	59.6	9
Deferred tax assets	2.7	1.6	1.6
Income taxes	16.7	3.5	16.1
Inventories	1,644.9	1,397.0	1,508.5

Total current assets	3,013.7	3,036.1	2,794.6

Non-current assets:
Property and equipment, net of accumulated depreciation of $765.0, $724.1, and $715.3, respectively	471.1	430.4	416.0
Other assets	106.7	99.9	71.5	9
Deferred tax assets	119.9	104.1	113.5
Retirement benefit asset	54.0	48.5	41.5

Total assets	$3,765.4	$3,719.0	$3,437.1	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$46.0	$—	$—	15
Accounts payable	244.9	155.9	216.2
Accrued expenses and other current liabilities	252.5	326.4	266.5	10
Deferred revenue	156.3	159.7	149.1	9
Deferred tax liabilities	136.2	129.6	138.1
Income taxes	6.8	100.3	32.7

Total current liabilities	842.7	871.9	802.6

Non-current liabilities:
Deferred tax liabilities	1.0	—	—
Other liabilities	119.3	111.3	107.5	10
Deferred revenue	416.2	405.9	376.9	9

Total liabilities	1,379.2	1,389.1	1,287.0

Commitments and contingencies				13
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 80.3 shares outstanding (February 2, 2013: 81.4 shares outstanding; October 27, 2012: 81.0 shares outstanding)	15.7	15.7	15.7
Additional paid-in capital	252.3	246.3	235.1
Other reserves	235.2	235.2	235.2
Treasury shares at cost: 6.9 shares (February 2, 2013: 5.8 shares; October 27, 2012: 6.2 shares)	(342.6)	(260.0)	(276.8)
Retained earnings	2,415.0	2,268.4	2,108.6
Accumulated other comprehensive loss	(189.4)	(175.7)	(167.7)

Total shareholders’ equity	2,386.2	2,329.9	2,150.1

Total liabilities and shareholders’ equity	$3,765.4	$3,719.0	$3,437.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Cash flows from operating activities
Net income	$33.6	$34.9	$192.8	$188.1
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	28.3	23.7	79.4	70.4
Pension (benefit) expense	(0.1)	0.8	(0.3)	2.4
Share-based compensation	3.8	4.3	10.3	11.4
Deferred taxation	2.2	18.8	(0.3)	6.0
Excess tax benefit from exercise of share options	—	—	(4.5)	—
Facility amendment fees amortization and charges	0.1	0.1	0.3	0.3
Other non-cash movements	(1.9)	(0.3)	(2.8)	(1.7)
Changes in operating assets and liabilities:
Decrease in accounts receivable	29.0	34.2	81.8	90.3
Increase in other receivables and other assets	(7.6)	(3.4)	(17.5)	(0.3)
(Increase) decrease in other current assets	(6.6)	13.7	(2.6)	20.9
Increase in inventories	(214.9)	(190.6)	(272.3)	(207.8)
Increase in accounts payable	109.5	79.1	80.2	32.6
(Decrease) increase in accrued expenses and other liabilities	(9.4)	13.5	(66.5)	(39.5)
(Decrease) increase in deferred revenue	(0.7)	(1.2)	6.9	(2.1)
Decrease in income taxes payable	(43.6)	(40.1)	(101.8)	(61.0)
Pension plan contributions	(1.1)	(3.3)	(3.9)	(10.3)
Effect of exchange rate changes on currency swaps	(1.0)	(0.8)	(1.1)	0.5

Net cash (used in) provided by operating activities	(80.4)	(16.6)	(21.9)	100.2

Investing activities
Purchase of property and equipment	(53.3)	(46.1)	(106.9)	(100.9)
Acquisition of Ultra Stores, Inc.	—	—	1.4	—

Net cash used in investing activities	(53.3)	(46.1)	(105.5)	(100.9)

Financing activities
Dividends paid	(12.1)	(9.6)	(34.0)	(28.6)
Proceeds from issuance of common shares	2.8	2.6	8.0	8.0
Excess tax benefit from exercise of share options	—	—	4.5	—
Repurchase of common shares	(25.0)	—	(100.1)	(287.2)
Net settlement of equity based awards	(0.1)	(0.3)	(9.1)	(11.1)
Proceeds from short-term borrowings	44.3	—	46.0	—

Net cash provided by (used in) financing activities	9.9	(7.3)	(84.7)	(318.9)

Cash and cash equivalents at beginning of period	212.9	237.5	301.0	486.8
Decrease in cash and cash equivalents	(123.8)	(70.0)	(212.1)	(319.6)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(1.5)	(1.1)	(1.2)

Cash and cash equivalents at end of period	$87.8	$166.0	$87.8	$166.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 2, 2013	$15.7	$246.3	$235.2	$(260.0)	$2,268.4	$(175.7)	$2,329.9
Net income	—	—	—	—	192.8	—	192.8
Other comprehensive (loss) income	—	—	—	—	—	(13.7)	(13.7)
Dividends	—	—	—	—	(36.2)	—	(36.2)
Repurchase of common shares	—	—	—	(100.1)	—	—	(100.1)
Net settlement of equity based awards	—	(3.6)	—	7.0	(8.0)	—	(4.6)
Share options exercised	—	(0.7)	—	10.5	(2.0)	—	7.8
Share-based compensation expense	—	10.3	—	—	—	—	10.3

Balance at November 2, 2013	$15.7	$252.3	$235.2	$(342.6)	$2,415.0	$(189.4)	$2,386.2

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

Fiscal year

The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2014 is the 52 week year ending February 1, 2014 and Fiscal 2013 is the 53 week year ended February 2, 2013. Within these financial statements, the third quarter and year to date of the relevant fiscal years 2014 and 2013 refer to the 13 and 39 weeks ended November 2, 2013 and October 27, 2012, respectively.

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

Revenue recognition

Extended service plans and lifetime warranty agreements

The US division sells extended service plans where it is obliged, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of extended service plans is deferred over 14 years. Revenue is recognized in relation to the costs expected to be incurred in performing these services, with approximately 45% of revenue recognized within the first two years (February 2, 2013 and October 27, 2012: 46% and 46%, respectively). The deferral period is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates used. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.

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

New accounting pronouncements to be adopted in subsequent periods

Presentation of Unrecognized Tax Benefit

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance in ASU 2013-11 will become effective for the Company prospectively for fiscal years beginning after December 15, 2013, and interim periods within those years, with early adoption permitted. Retrospective application is also permitted. Signet did not early adopt this guidance and is currently assessing the impact, if any, that the adoption of this accounting pronouncement will have on its consolidated financial statements.

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

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Sales:
US	$632.1	$575.6	$2,231.8	$2,029.0
UK	139.3	140.6	413.4	441.1

Total sales	$771.4	$716.2	$2,645.2	$2,470.1

Operating income (loss):
US	$60.3	$65.3	$324.6	$320.3
UK	(4.4)	(5.5)	(9.3)	(8.8)
Unallocated (1)	(4.3)	(7.3)	(15.4)	(18.7)

Total operating income	$51.6	$52.5	$299.9	$292.8

(in millions)	November 2, 2013	February 2, 2013	October 27, 2012
Total assets:
US	$3,246.5	$3,018.8	$2,876.8
UK	495.3	449.9	490.0
Unallocated (1)	23.6	250.3	70.3

Total assets	$3,765.4	$3,719.0	$3,437.1

(1)	Unallocated principally relates to corporate administrative costs, assets and liabilities, and at times is referred to as “Corporate”.

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

4. Income taxes

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK and certain other foreign jurisdictions. Signet is subject to US federal and state examinations by tax authorities for tax years ending after November 1, 2008 and is subject to examination by the UK tax authority for tax years ending after January 31, 2011.

As of February 2, 2013, Signet had approximately $4.5 million of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. There has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 13 and 39 weeks ended November 2, 2013.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of February 2, 2013, Signet had accrued interest of $0.2 million and there has been no material change in the amount of accrued interest as of November 2, 2013.

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of February 2, 2013, due to settlement of the uncertain tax positions with the tax authorities.

5. Earnings per share

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$33.6	$34.9	$192.8	$188.1

Basic weighted average number of shares outstanding	79.9	80.5	80.4	82.9
Effect of dilutive restricted share awards and share options	0.4	0.4	0.4	0.5

Diluted weighted average number of shares outstanding	80.3	80.9	80.8	83.4

Earnings per share – basic	$0.42	$0.43	$2.40	$2.27
Earnings per share – diluted	$0.42	$0.43	$2.39	$2.26

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in the 13 and 39 week periods ended November 2, 2013 by 7,287,686 and 6,833,816 shares, respectively (13 and 39 week periods ended October 27, 2012: 6,711,229 and 4,309,714 shares, respectively). The calculation of fully diluted earnings per share for the 13 and 39 week periods ended November 2, 2013 excludes 87,809 and 64,884 non-vested time-based restricted shares (13 and 39 week periods ended October 27, 2012: 274,023 and 240,548 shares and share options, respectively) on the basis that their effect on earnings per share was anti-dilutive.

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

		Shares repurchased		Amount repurchased		Average repurchase price
		39 weeks ended		39 weeks ended		39 weeks ended
	Amount authorized	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in millions)			(in millions)	(in millions)
2013 Program (1)	$350.0	746,326	n/a	$50.0	$ n/a	$66.99	$	n/a
2011 Program (2)	350.0	749,245	6,425,296	50.1	287.2	66.92		44.70

Total		1,495,571	6,425,296	$100.1	$287.2

(1)	On June 14, 2013, the Board authorized a new program to repurchase up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $300.0 million remaining as of November 2, 2013.
(2)	In October 2011, the Board authorized a program to repurchase up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.

Dividends

Fiscal 2014:
	Cash dividend per share	Date declared	Record date	Payment date (1)	Total dividends
					(in millions)
First quarter	$0.15	March 27, 2013	May 3, 2013	May 29, 2013	$12.1
Second quarter	$0.15	June 14, 2013	August 2, 2013	August 28, 2013	$12.1
Third quarter	$0.15	August 21, 2013	November 1, 2013	November 26, 2013	$12.0	(2)

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As such, the fourth quarter Fiscal 2013 $0.12 per share cash dividend was paid out on February 27, 2013 in the aggregate amount of $9.8 million.
(2)	As of November 2, 2013, $12.0 million has been recorded in accrued expenses and other current liabilities reflecting the cash dividend declared for the third quarter of Fiscal 2014, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Reclassification out of accumulated OCI

Reclassification activity by individual accumulated OCI component:	Amounts reclassified from accumulated OCI	Amounts reclassified from accumulated OCI	Income statement caption
	13 weeks ended November 2, 2013	39 weeks ended November 2, 2013
(in millions)
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.2)	$(0.6)	Cost of sales (see Note 11)
Commodity contracts	2.3	1.7	Cost of sales (see Note 11)

Total before income tax	2.1	1.1
	(0.8)	(0.5)	Income taxes

Net of tax	1.3	0.6

Defined benefit pension plan items:
Amortization of unrecognized net prior service credit	(0.4)	(1.1)	Selling, general and administrative expenses (1)
Amortization of unrecognized actuarial loss	0.6	1.7	Selling, general and administrative expenses (1)

Total before income tax	0.2	0.6
	—	(0.1)	Income taxes

Net of tax	0.2	0.5

Total reclassifications	$1.5	$1.1

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 12 for additional information.

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

(in millions)	November 2, 2013	February 2, 2013	October 27, 2012
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	$1,111.8	$1,192.9	$987.6
Other accounts receivable	11.7	12.4	10.6

Total accounts receivable, net	$1,123.5	$1,205.3	$998.2

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

Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK division of $9.9 million (February 2, 2013 and October 27, 2012: $13.0 million and $11.2 million, respectively) with a corresponding valuation allowance of $0.5 million (February 2, 2013 and October 27, 2012: $0.6 million and $0.6 million, respectively).

Allowance for Credit Losses on US Customer In-House Finance Receivables:

(in millions)	39 weeks ended November 2, 2013	53 weeks ended February 2, 2013	39 weeks ended October 27, 2012
Allowance on US portfolio, beginning of period	$(87.7)	$(78.1)	$(78.1)
Charge-offs	91.0	112.8	79.3
Recoveries	19.9	21.8	16.6
Provision	(112.8)	(144.2)	(98.0)

Allowance on US portfolio, end of period	$(89.6)	$(87.7)	$(80.2)
Ending receivable balance evaluated for impairment	1,201.4	1,280.6	1,067.8

Percentage of allowance on US portfolio, end of period	7.5%	6.8%	7.5%

US customer in-house finance receivables, net	$1,111.8	$1,192.9	$987.6

Net bad debt expense is calculated as provision expense less recoveries.

Credit Quality Indicator and Age Analysis of Past Due US Customer In-House Finance Receivables:

	November 2, 2013		February 2, 2013		October 27, 2012
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0-30 days	$946.9	$(29.0)	$1,030.3	$(33.8)	$841.8	$(25.8)
Past due, aged 31-90 days	201.1	(7.2)	203.9	(7.5)	178.1	(6.5)
Non Performing:
Past due, aged more than 90 days	53.4	(53.4)	46.4	(46.4)	47.9	(47.9)

	$1,201.4	$(89.6)	$1,280.6	$(87.7)	$1,067.8	$(80.2)

	November 2, 2013		February 2, 2013		October 27, 2012
(as a percentage of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing	95.6%	3.2%	96.4%	3.3%	95.5%	3.2%
Non Performing	4.4%	100.0%	3.6%	100.0%	4.5%	100.0%
	100.0%	7.5%	100.0%	6.8%	100.0%	7.5%

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Deferred revenue

Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions and other as follows:

(in millions)	November 2, 2013	February 2, 2013	October 27, 2012
ESP deferred revenue	$564.4	$549.7	$517.7
Voucher promotions and other	8.1	15.9	8.3

Total deferred revenue	$572.5	$565.6	$526.0

Disclosed as:
Current liabilities	$156.3	$159.7	$149.1
Non-current liabilities	416.2	405.9	376.9

Total deferred revenue	$572.5	$565.6	$526.0

In addition, other current assets include deferred direct costs related to the sale of ESP of $20.7 million as of November 2, 2013 (February 2, 2013 and October 27, 2012: $20.9 million and $21.0 million, respectively). Other assets include the long-term portion of these deferred direct costs of $58.4 million as of November 2, 2013 (February 2, 2013 and October 27, 2012: $56.9 million and $52.8 million, respectively).

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
ESP deferred revenue, beginning of period	$567.0	$523.7	$549.7	$511.7
Plans sold	40.6	36.0	142.0	130.2
Revenues recognized	(43.2)	(42.0)	(127.3)	(124.2)

ESP deferred revenue, end of period	$564.4	$517.7	$564.4	$517.7

10. Warranty reserve

Warranty reserve for diamond and gemstone guarantees, included in accrued expenses and other current liabilities, and other non-current liabilities, is as follows:

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Warranty reserve, beginning of period	$18.6	$17.6	$18.5	$15.1
Warranty expense	1.8	1.6	5.3	7.7
Utilized	(1.6)	(1.6)	(5.0)	(5.2)

Warranty reserve, end of period	$18.8	$17.6	$18.8	$17.6

(in millions)	November 2, 2013	February 2, 2013	October 27, 2012
Disclosed as:
Current liabilities	$6.6	$6.9	$6.6
Non-current liabilities	12.2	11.6	11.0

Total warranty reserve	$18.8	$18.5	$17.6

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

If a derivative instrument meets certain hedge accounting criteria, it may be designated as a cash flow hedge on the date it is entered into. A cash flow hedge is a hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives is reported as other comprehensive income (“OCI”) and is recognized in the consolidated income statements in the same period(s) and on the same financial statement line in which the hedged transaction affects net income. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative are recognized immediately in other operating income, net in the consolidated income statements. In addition, gains and losses on derivatives that do not qualify for hedge accounting are recognized immediately in other operating income, net.

The following types of derivative instruments are utilized by Signet:

Forward foreign currency exchange contracts (designated)—These contracts, which are principally in US dollars, are entered into in order to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of November 2, 2013 was $60.4 million (February 2, 2013 and October 27, 2012: $50.8 million and $75.9 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 15 months (February 2, 2013 and October 27, 2012: 12 months and 15 months, respectively).

Forward foreign currency exchange contracts (undesignated)—Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings.

Commodity forward purchase contracts and net zero-cost collar arrangements—These contracts are entered into in order to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of November 2, 2013 was $58.1 million (February 2, 2013 and October 27, 2012: $187.6 million and $219.6 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 2, 2013 and October 27, 2012: 11 months and 14 months, respectively).

The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of November 2, 2013, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
		Fair value
(in millions)	Balance sheet location	November 2, 2013	February 2, 2013	October 27, 2012
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.2	$1.0	$0.4
Foreign currency contracts	Other assets	—	—	0.1
Commodity contracts	Other current assets	1.2	2.8	5.2

		1.4	3.8	5.7

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1.1	—	—

		1.1	—	—

Total derivative assets		$2.5	$3.8	$5.7

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Derivative liabilities
		Fair value
(in millions)	Balance sheet location	November 2, 2013	February 2, 2013	October 27, 2012
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.7)	$—	$(0.7)
Foreign currency contracts	Other liabilities	(0.2)	—	(0.2)
Commodity contracts	Other current liabilities	(0.6)	(4.6)	(2.3)
Commodity contracts	Other liabilities	—	—	(0.3)

		(1.5)	(4.6)	(3.5)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—	(0.5)

		—	—	(0.5)

Total derivative liabilities		$(1.5)	$(4.6)	$(4.0)

The following tables summarize the effect of derivative instruments on the condensed consolidated income statements:

	Amount of gain (loss) recognized in OCI on derivatives (Effective portion)			Location of gain (loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (Effective portion)
	13 weeks ended				13 weeks ended
(in millions)	November 2, 2013		October 27, 2012		November 2, 2013	October 27, 2012
Derivatives in cash flow hedging relationships:
Foreign currency contracts	$(2.1)		$(1.1)	Cost of sales	$0.2	$0.1
Commodity contracts	0.3	(1)	7.9	Cost of sales	(2.3)	2.8

Total	$(1.8)		$6.8		$(2.1)	$2.9

	Amount of gain (loss) recognized in OCI on derivatives (Effective portion)			Location of gain (loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (Effective portion)
	39 weeks ended				39 weeks ended
(in millions)	November 2, 2013		October 27, 2012		November 2, 2013	October 27, 2012
Derivatives in cash flow hedging relationships:
Foreign currency contracts	$(0.7)		$(1.0)	Cost of sales	$0.6	$0.3
Commodity contracts	(27.2	)(1)	(6.3)	Cost of sales	(1.7)	17.1

Total	$(27.9)		$(7.3)		$(1.1)	$17.4

(1)	During the 13 and 39 weeks ended November 2, 2013, losses recognized in OCI on commodity derivative contracts designated in cash flow hedging relationships included $0.0 million and $25.8 million of losses related to the change in fair value of commodity derivative contracts the Company terminated prior to contract maturity in the respective periods.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Amount of gain (loss) recognized in income on derivatives		Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
	13 weeks ended			39 weeks ended
(in millions)	November 2, 2013	October 27, 2012		November 2, 2013	October 27, 2012
Derivatives not designated as hedging instruments:
Foreign currency contracts	$(2.8)	$(1.6)	Other operating income, net	$—	$(0.5)

Total	$(2.8)	$(1.6)		$—	$(0.5)

As of November 2, 2013, the ending balance of accumulated OCI for commodity derivative contracts designated in cash flow hedging relationships was a loss of $26.0 million, including a loss of $25.9 million related to the commodity derivative contracts terminated prior to contract maturity in Fiscal 2014. The Company expects approximately $23.2 million of net pre-tax derivative losses to be reclassified out of accumulated OCI into earnings within the next 12 months of which $9.8 million will be recognized in the fourth quarter of Fiscal 2014.

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

Level 1—quoted market prices in active markets for identical assets and liabilities

Level 2—observable market based inputs or unobservable inputs that are corroborated by market data

Level 3—unobservable inputs that are not corroborated by market data

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	November 2, 2013		February 2, 2013		October 27, 2012
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Assets:
Forward foreign currency contracts and swaps	$1.3	$1.3	$1.0	$1.0	$0.5	$0.5
Forward commodity contracts	1.2	1.2	2.8	2.8	5.2	5.2
Liabilities:
Forward foreign currency contracts and swaps	(0.9)	(0.9)	—	—	(1.4)	(1.4)
Forward commodity contracts	(0.6)	(0.6)	(4.6)	(4.6)	(2.6)	(2.6)

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”). The components of net periodic pension cost were as follows:

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Components of net periodic pension benefit (cost):
Service cost	$(0.6)	$(0.9)	$(1.8)	$(2.7)
Interest cost	(2.3)	(2.4)	(6.9)	(7.1)
Expected return on UK Plan assets	3.2	2.9	9.6	8.6
Amortization of unrecognized prior service credit	0.4	0.4	1.1	1.2
Amortization of unrecognized actuarial loss	(0.6)	(0.8)	(1.7)	(2.4)

Net periodic pension benefit (cost)	$0.1	$(0.8)	$0.3	$(2.4)

In the 39 weeks ended November 2, 2013, Signet contributed $3.9 million to the UK Plan and expects to contribute a minimum aggregate of $5.2 million at current exchange rates to the UK Plan in Fiscal 2014. These contributions are in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.

13. Commitments and contingencies

Legal proceedings

In March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in the U.S. District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The parties engaged in fact discovery related to class certification issues through mid-March 2013. In June 2013, the Claimants filed their motion for class certification, disclosed their experts, and produced their expert reports. In mid-October 2013, Sterling filed its opposition to Claimants’ class certification motion, its disclosure of its experts and their reports, as well as three motions to exclude the reports of Claimants’ experts and a motion to strike Claimants’ declarations and attorney summaries. The Claimants’ reply brief, any expert rebuttal submissions, as well as any motions relating thereto are due in mid-January 2014. Also due at that time are Claimants’ responses to Sterling’s motions to exclude and strike, and Sterling’s replies thereto are due in early February 2014. Expert discovery is ongoing, and all expert depositions must be completed by January 24, 2014. The Arbitrator has scheduled a hearing on the class certification motion and all related motions for February 5, 2014. Sterling has filed a motion requesting hearings (i.e., separate arguments) on its motions to exclude and strike. Claimants filed their opposition to Sterling’s motion on November 4, 2013 and Sterling’s reply thereto was filed with the Arbitrator on November 11, 2013.

On September 23, 2008, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Sterling in the U.S. District Court for the Western District of New York. The EEOC’s lawsuit alleges that Sterling engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. Pursuant to the Court’s case management order, both the EEOC and Sterling have designated their respective experts and produced their respective expert’s reports. The EEOC’s expert rebuttal submission is due mid-January 2014. Expert discovery is ongoing, and all expert depositions must be completed by January 24, 2014. Any dispositive motions must be filed by February 4, 2014. In the event that no dispositive motions are filed, a status conference is set for February 7, 2014. On September 25, 2013, Sterling filed a motion for partial summary judgment on procedural grounds. The EEOC’s response to Sterling’s motion was filed mid-November 2013, and Sterling’s reply thereto is due December 2, 2013. The Magistrate Judge has scheduled oral arguments on this motion for December 9, 2013.

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Share-based compensation expense

Signet recorded share-based compensation expense of $3.8 million and $10.3 million for the 13 and 39 weeks ended November 2, 2013, respectively, related to the Omnibus Plans and Saving Share Plans ($4.3 million and $11.4 million for the 13 and 39 weeks ended October 27, 2012, respectively).

15. Loans, overdrafts and long-term debt

(in millions)	November 2, 2013	February 2, 2013	October 27, 2012
Current liabilities – loans and overdrafts
Revolving credit facility	$35.0	$—	$—
Bank overdrafts	11.0	—	—

Total loans and overdrafts	$46.0	$—	$—

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

At November 2, 2013, $35.0 million was outstanding under the Credit Facility. No amounts were outstanding under this Facility as of February 2, 2013 and October 27, 2012, with no intra-period borrowings. Signet had stand-by letters of credit of $9.5 million as of November 2, 2013 and February 2, 2013 and $8.2 million as of October 27, 2012, respectively. As of November 2, 2013, the Company was in compliance with all debt covenants.

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(in millions)	Initial Allocation	Final Allocation	Change
Recognized amounts of assets acquired and liabilities assumed:
Inventories	$43.3	$43.3	$—
Other current assets, excluding cash acquired	3.3	3.3	—
Property and equipment	12.1	12.1	—
Other assets	0.3	0.3	—
Current liabilities	(19.5)	(19.5)	—
Other liabilities	(7.4)	(7.4)	—

Fair value of net assets acquired	$32.1	$32.1	$—
Goodwill (1)	24.6	23.2	(1.4)

Total consideration	$56.7	$55.3	$(1.4)

(1)	None of the goodwill will be deductible for income tax purposes. The goodwill balance is recorded within other assets in the consolidated balance sheet.

17. Subsequent event

On November 4, 2013, Signet acquired a diamond polishing factory in Gaborone, Botswana for $9.1 million. The acquisition expands the Company’s long-term diamond sourcing capabilities and provides resources for the Company to cut and polish stones.

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

Signet’s US division operated 1,478 stores in all 50 states at November 2, 2013. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”). Signet acquired Ultra Stores, Inc. (“Ultra”) on October 29, 2012 (the “Ultra Acquisition”). During Fiscal 2014, 65 of the acquired Ultra stores were converted to Kay outlet mall stores.

Signet’s UK division operated 496 stores at November 2, 2013, including 14 stores in the Republic of Ireland and three in the Channel Islands. Its stores trade in major regional shopping malls and prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) as “H.Samuel,” “Ernest Jones,” and “Leslie Davis.”

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

	13 weeks ended		Change %	Impact of exchange rate movement	13 weeks ended October 27, 2012 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
(in millions, except per share amounts)	November 2, 2013	October 27, 2012
Sales by origin and destination:
US	$632.1	$575.6	9.8%	$—	$575.6	9.8%
UK	139.3	140.6	(0.9)%	—	140.6	(0.9)%

	771.4	716.2	7.7%	—	716.2	7.7%
Cost of sales	(532.2)	(480.8)	(10.7)%	—	(480.8)	(10.7)%

Gross margin	239.2	235.4	1.6%	—	235.4	1.6%
Selling, general and administrative expenses	(233.4)	(222.6)	(4.9)%	(0.1)	(222.7)	(4.8)%
Other operating income, net	45.8	39.7	15.4%	0.1	39.8	15.1%

Operating income (loss):
US	60.3	65.3	(7.7)%	—	65.3	(7.7)%
UK	(4.4)	(5.5)	20.0%	—	(5.5)	20.0%
Unallocated	(4.3)	(7.3)	41.1%	—	(7.3)	41.1%

	51.6	52.5	(1.7)%	—	52.5	(1.7)%
Interest expense, net	(0.9)	(0.9)	—%	(0.2)	(1.1)	18.2%

Income before income taxes	50.7	51.6	(1.7)%	(0.2)	51.4	(1.4)%
Income taxes	(17.1)	(16.7)	(2.4)%	—	(16.7)	(2.4)%

Net income	$33.6	$34.9	(3.7)%	$(0.2)	$34.7	(3.2)%

Earnings per share – basic	$0.42	$0.43	(2.3)%	$—	$0.43	(2.3)%
Earnings per share – diluted	$0.42	$0.43	(2.3)%	$—	$0.43	(2.3)%

	39 weeks ended		Change %	Impact of exchange rate movement	39 weeks ended October 27, 2012 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
(in millions, except per share amounts)	November 2, 2013	October 27, 2012
Sales by origin and destination:
US	$2,231.8	$2,029.0	10.0%	$—	$2,029.0	10.0%
UK	413.4	441.1	(6.3)%	(9.5)	431.6	(4.2)%

	2,645.2	2,470.1	7.1%	(9.5)	2,460.6	7.5%
Cost of sales	(1,713.5)	(1,569.8)	(9.2)%	6.9	(1,562.9)	(9.6)%

Gross margin	931.7	900.3	3.5%	(2.6)	897.7	3.8%
Selling, general and administrative expenses	(770.9)	(727.4)	(6.0)%	2.6	(724.8)	(6.4)%
Other operating income, net	139.1	119.9	16.0%	0.1	120.0	15.9%

Operating income (loss):
US	324.6	320.3	1.3%	—	320.3	1.3%
UK	(9.3)	(8.8)	(5.7)%	—	(8.8)	(5.7)%
Unallocated	(15.4)	(18.7)	17.6%	0.1	(18.6)	17.2%

	299.9	292.8	2.4%	0.1	292.9	2.4%
Interest expense, net	(2.8)	(2.5)	(12.0)%	(0.1)	(2.6)	(7.7)%

Income before income taxes	297.1	290.3	2.3%	—	290.3	2.3%
Income taxes	(104.3)	(102.2)	(2.1)%	—	(102.2)	(2.1)%

Net income	$192.8	$188.1	2.5%	$—	$188.1	2.5%

Earnings per share – basic	$2.40	$2.27	5.7%	$—	$2.27	5.7%
Earnings per share – diluted	$2.39	$2.26	5.8%	$—	$2.26	5.8%

Operating data reflecting the impact of the Ultra Acquisition

The below table reflects the impact of the Ultra Acquisition on the consolidated results. Management finds the information useful to analyze the continued results of the business without the impact of the acquisition for the first year of operations, while Ultra is being fully integrated. In the fourth quarter of Fiscal 2014, this information will no longer be provided as Ultra will have been fully integrated and will have anniversaried the first year of operations.

13 weeks ended November 2, 2013:

	Signet, excluding Ultra		Ultra (1)		Consolidated
	in millions	% of sales	in millions	% of sales	in millions	% of sales
Sales	$743.4	100.0	$28.0	100.0	$771.4	100.0
Cost of sales	(508.5)	(68.4)	(23.7)	(84.6)	(532.2)	(69.0)

Gross margin	234.9	31.6	4.3	15.4	239.2	31.0
Selling, general and administrative expenses	(225.0)	(30.3)	(8.4)	(30.0)	(233.4)	(30.2)
Other operating income, net	45.6	6.1	0.2	0.7	45.8	5.9

Operating income (loss)	55.5	7.4	(3.9)	(13.9)	51.6	6.7
Interest expense, net	(0.9)	(0.1)	—	—	(0.9)	(0.1)

Income (loss) before income taxes	54.6	7.3	(3.9)	(13.9)	50.7	6.6
Income taxes	(18.6)	(2.5)	1.5	5.3	(17.1)	(2.2)

Net income (loss)	$36.0	4.8	$(2.4)	(8.6)	$33.6	4.4

Earnings (loss) per share – basic	$0.45		$(0.03)		$0.42
Earnings (loss) per share – diluted	$0.45		$(0.03)		$0.42

(1)	Includes results for all store locations acquired in the Ultra Acquisition.

In the third quarter of Fiscal 2014, operating income for the US division was $60.3 million or 9.5% of sales including Ultra, and excluding Ultra was $64.2 million or 10.6% of sales.

39 weeks ended November 2, 2013:

	Signet, excluding Ultra		Ultra (1)		Consolidated
	in millions	% of sales	in millions	% of sales	in millions	% of sales
Sales	$2,553.7	100.0	$91.5	100.0	$2,645.2	100.0
Cost of sales	(1,640.8)	(64.3)	(72.7)	(79.5)	(1,713.5)	(64.8)

Gross margin	912.9	35.7	18.8	20.5	931.7	35.2
Selling, general and administrative expenses	(736.4)	(28.8)	(34.5)	(37.7)	(770.9)	(29.2)
Other operating income, net	138.9	5.4	0.2	0.2	139.1	5.3

Operating income (loss)	315.4	12.3	(15.5)	(17.0)	299.9	11.3
Interest expense, net	(2.7)	(0.1)	(0.1)	(0.1)	(2.8)	(0.1)

Income (loss) before income taxes	312.7	12.2	(15.6)	(17.1)	297.1	11.2
Income taxes	(110.3)	(4.3)	6.0	6.6	(104.3)	(3.9)

Net income (loss)	$202.4	7.9	$(9.6)	(10.5)	$192.8	7.3

Earnings (loss) per share – basic	$2.51		$(0.11)		$2.40
Earnings (loss) per share – diluted	$2.51		$(0.12)		$2.39

(1)	Includes results for all store locations acquired in the Ultra Acquisition.

In the year to date, operating income for the US division was $324.6 million or 14.5% of sales including Ultra, and excluding Ultra was $340.1 million or 15.9% of sales.

Net cash

Net cash is the total of cash and cash equivalents less loans and overdrafts, and is helpful in providing a measure of the total indebtedness of the business.

(in millions)	November 2, 2013	February 2, 2013	October 27, 2012
Cash and cash equivalents	$87.8	$301.0	$166.0
Loans and overdrafts	(46.0)	—	—

Net cash	$41.8	$301.0	$166.0

Free cash flow

Free cash flow is a non-GAAP measure defined as the net cash (used in) provided by operating activities less purchases of property and equipment, net. Management considers that it is helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow does not represent the residual cash flow available for discretionary expenditure.

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net cash (used in) provided by operating activities	$(80.4)	$(16.6)	$(21.9)	$100.2
Purchase of property and equipment, net	(53.3)	(46.1)	(106.9)	(100.9)

Free cash flow	$(133.7)	$(62.7)	$(128.8)	$(0.7)

In the 13 weeks ended November 2, 2013, free cash flow was $(133.7) million compared to $(62.7) million in the prior year comparable period. The decrease in free cash flow of $71.0 million was driven by lower cash provided by operating activities and an increase of investments in property and equipment. The decrease in cash provided by operating activities was primarily due to changes in other current assets, inventories, and accrued expenses partially offset by an increase in accounts payable. The change in other current assets is attributed to higher prepaid rent associated with timing differences. The increase in inventories and accounts payable is due to higher inventory levels associated with the Ultra acquisition, bridal brand expansions, Signet’s sourcing initiative and new store growth. The change in accrued expenses was primarily due to lower incentive compensation accruals. Free cash flow for the 39 weeks ended November 2, 2013 is discussed in the Liquidity and Capital Resources section.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2013 (1) Annual Report on Form 10-K.

Third Quarter Highlights (“third quarter” is the 13 weeks ended November 2, 2013)

•	Same store sales: up 3.2%

•	Operating income: $51.6 million, down $0.9 million, a decrease of 1.7%

Operating income excluding Ultra: $55.5 million, up $3.0 million, an increase of 5.7%

•	Diluted earnings per share: down by 2.3% to $0.42

Diluted earnings per share excluding Ultra: up by 4.7% to $0.45

Year to Date Highlights

•	Same store sales: up 4.5%

•	Operating income: $299.9 million, up $7.1 million, an increase of 2.4%

Operating income excluding Ultra: $315.4 million, up $22.6 million, an increase of 7.7%

•	Diluted earnings per share: up by 5.8% to $2.39

Diluted earnings per share excluding Ultra: up by 11.1% to $2.51

(1)	Fiscal 2014 is the 52 week year ending February 1, 2014 and Fiscal 2013 is the 53 week year ended February 2, 2013.

Certain operating data as a percentage of sales were as follows:

Operating Data

	Third Quarter		Year To Date
(% to sales)	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(69.0)	(67.1)	(64.8)	(63.6)

Gross margin	31.0	32.9	35.2	36.4
Selling, general and administrative expenses	(30.2)	(31.1)	(29.2)	(29.4)
Other operating income, net	5.9	5.5	5.3	4.9

Operating income	6.7	7.3	11.3	11.9
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	6.6	7.2	11.2	11.8
Income taxes	(2.2)	(2.3)	(3.9)	(4.2)

Net income	4.4	4.9	7.3	7.6

Third quarter sales

In the third quarter of Fiscal 2014, Signet’s same store sales increased 3.2% compared to an increase of 1.4% in the 13 weeks ended October 27, 2012 (“third quarter of Fiscal 2013” or “prior year third quarter”). Total sales were $771.4 million compared to $716.2 million in the third quarter of Fiscal 2013, up $55.2 million or 7.7% compared to an increase of 0.8% in the third quarter of Fiscal 2013. eCommerce sales were $22.8 million compared to $19.6 million in the third quarter of Fiscal 2013, up $3.2 million or 16.3%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Third quarter of Fiscal 2014	Same store sales (1)	Non-same store sales, net (1)(2)	Total sales at constant exchange rate (3)	Exchange translation impact (3)	Total sales as reported	Total sales (in millions)
US division	4.2%	5.6%	9.8%	—	9.8%	$632.1
UK division	(0.9)%	—%	(0.9)%	—%	(0.9)%	$139.3

Signet	3.2%	4.5%	7.7%	—%	7.7%	$771.4

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

(2)	Includes all sales from stores not open or owned for 12 months, including results from all store locations acquired in the Ultra Acquisition and sales from Signet’s diamond sourcing initiative.
(3)	Non-GAAP measure, discussed herein.

US sales

In the third quarter of Fiscal 2014, the US division’s total sales were $632.1 million compared to $575.6 million in the third quarter of Fiscal 2013, up $56.5 million or 9.8%. Same store sales increased 4.2% compared to an increase of 1.2% in the third quarter of Fiscal 2013. US sales increases in the third quarter were driven by particular strength in bridal, colored diamonds and watches. In the quarter, Kay and Jared experienced increases in both transaction counts and average transaction value. eCommerce sales were $16.2 million compared to $14.5 million in the third quarter of Fiscal 2013, up $1.7 million or 11.7%. The eCommerce growth reflects the anniversary of the website re-launch in October 2012. See the table below for further analysis of sales.

	Change from previous year
Third quarter of Fiscal 2014	Same store sales (1)	Non-same store sales, net (1)(2)	Total sales as reported	Total sales (in millions)
Kay	5.8%	2.1%	7.9%	$364.0
Jared	3.0%	(0.2)%	2.8%	$195.2
Regional brands	(2.2)%	(5.4)%	(7.6)%	$44.9

US division, excluding Ultra	4.2%	0.8%	5.0%	$604.1

Ultra (3)	—%	4.8%	4.8%	$28.0

US division, including Ultra	4.2%	5.6%	9.8%	$632.1

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

(2)	Includes all sales from stores not open or owned for 12 months, including sales from Signet’s diamond sourcing initiative.
(3)	Includes results for all store locations acquired in the Ultra Acquisition. The change from previous year for Ultra is calculated as a percentage of total US sales.

	Average merchandise transaction value (1)(2)				Merchandise transactions
	Average value		Change from previous year		Change from previous year
Third quarter of Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Kay (3)	$469	$451	4.0%	0.4%	3.8%	5.8%
Jared	$660	$653	1.1%	(7.5)%	2.0%	3.6%
Regional brands	$460	$448	2.7%	0.7%	(4.4)%	(9.1)%
US division	$517	$502	3.0%	(2.3)%	2.6%	3.7%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, ESP, insurance, employee and other miscellaneous sales.
(3)	The Kay average merchandise transaction value and merchandise transactions exclude the Ultra acquired stores.

UK sales

In the third quarter of Fiscal 2014, the UK division’s total sales were $139.3 million compared to $140.6 million in the third quarter of Fiscal 2013, down $1.3 million or 0.9%. Same store sales decreased 0.9% compared to an increase of 2.3% in the third quarter of Fiscal 2013. Bridal and diamond sales increased in the third quarter. The number of transactions also increased, while the average transaction value declined, with Ernest Jones impacted from Rolex being offered in fewer stores. Watches were strong in Ernest Jones, excluding Rolex. eCommerce sales were $6.6 million compared to $5.1 million in the third quarter of Fiscal 2013, up $1.5 million or 29.4%. See the table below for further analysis of sales.

	Change from previous year
Third quarter of Fiscal 2014	Same store sales (1)	Non-same store sales, net (1)(2)	Total sales at constant exchange rate (3)	Exchange translation impact (3)	Total sales as reported	Total sales (in millions)
H.Samuel	(2.2)%	0.9%	(1.3)%	—%	(1.3)%	$73.1
Ernest Jones (4)	0.6%	(1.1)%	(0.5)%	—%	(0.5)%	$66.2

UK division	(0.9)%	—%	(0.9)%	—%	(0.9)%	$139.3

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

(2)	Includes all sales from stores not open for 12 months.
(3)	Non-GAAP measure, discussed herein.
(4)	Includes stores selling under the Leslie Davis nameplate.

	Average merchandise transaction value (1)(2)				Merchandise transactions
	Average value		Change from previous year		Change from previous year
Third quarter of Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
H.Samuel	£73	£74	(1.4)%	4.1%	0.6%	(6.7)%
Ernest Jones (3)	£268	£306	(12.4)%	(0.3)%	13.3%	(1.0)%
UK division	£112	£116	(3.4)%	3.0%	3.0%	(5.7)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

Year to date sales

In the year to date, Signet’s same store sales increased 4.5% compared to an increase of 3.2% in the comparable prior year period. In the year to date, total sales were $2,645.2 million compared to $2,470.1 million in the 39 weeks ended October 27, 2012, up $175.1 million or 7.1%. eCommerce sales were $85.1 million compared to $65.9 million in the 39 weeks ended October 27, 2012, up $19.2 million or 29.1%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Year to Date Fiscal 2014	Same store sales (1)	Non-same store sales, net (1)(2)	Total sales at constant exchange rate (3)	Exchange translation impact (3)	Total sales as reported	Total sales (in millions)
US division	5.9%	4.1%	10.0%	—	10.0%	$2,231.8
UK division	(1.9)%	(2.3)%	(4.2)%	(2.1)%	(6.3)%	$413.4

Signet	4.5%	3.0%	7.5%	(0.4)%	7.1%	$2,645.2

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

(2)	Includes all sales from stores not open or owned for 12 months, including results from all store locations acquired in the Ultra Acquisition and sales from Signet’s diamond sourcing initiative.
(3)	Non-GAAP measure, discussed herein.

US sales

In the year to date, the US division’s total sales were $2,231.8 million compared to $2,029.0 million in the 39 weeks ended October 27, 2012, up $202.8 million or 10.0%. Same store sales increased 5.9% compared to an increase of 3.5% in the comparable prior year period. US sales increases were driven by particular strength in bridal, colored diamonds and watches in Kay and Jared, as well as the Ultra Acquisition. For the year to date, Kay and Jared experienced increases in both transaction counts and average transaction value. eCommerce sales were $67.1 million compared to $50.4 million in the 39 weeks ended October 27, 2012, up $16.7 million or 33.1%. See the table below for further analysis of sales.

	Change from previous year
Year to Date Fiscal 2014	Same store sales (1)	Non-same store sale, net (1)(2)	Total sales as reported	Total sales (in millions)
Kay	7.5%	(0.1)%	7.4%	$1,297.9
Jared	5.0%	0.9%	5.9%	$682.0
Regional brands	(2.0)%	(7.3)%	(9.3)%	$160.4

US division, excluding Ultra	5.9%	(0.4)%	5.5%	$2,140.3

Ultra (3)	—%	4.5%	4.5%	$91.5

US division, including Ultra	5.9%	4.1%	10.0%	$2,231.8

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

(2)	Includes all sales from stores not open or owned for 12 months, including sales from Signet’s diamond sourcing initiative.
(3)	Includes results for all store locations acquired in the Ultra Acquisition. The change from previous year for Ultra is calculated as a percentage of total US sales.

	Average merchandise transaction value (1)(2)				Merchandise transactions
	Average value		Change from previous year		Change from previous year
Year to Date Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Kay (3)	$408	$391	4.3%	2.1%	3.0%	5.2%
Jared	$581	$571	1.8%	(0.5)%	4.8%	0.6%
Regional brands	$415	$402	3.2%	1.5%	(10.6)%	(7.8)%
US division	$451	$436	3.4%	0.9%	2.2%	2.7%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, ESP, insurance, employee and other miscellaneous sales.
(3)	The Kay average merchandise transaction value and merchandise transactions exclude the Ultra acquired stores.

UK sales

In the year to date, the UK division’s total sales were $413.4 million compared to $441.1 million in the 39 weeks ended October 27, 2012, down $27.7 million or 6.3%. Same store sales decreased 1.9% compared to an increase of 1.9% in the comparable prior year period. The total sales decline was due to a same store sales decrease of $7.8 million primarily in H.Samuel, the impact of closed stores of $10.4 million, and currency fluctuation of $9.5 million. Sales in bridal, diamond and watches, excluding Rolex, were higher in the year to date period. The number of transactions increased in Ernest Jones, while declining in H.Samuel. The average merchandise transaction value in Ernest Jones was lower primarily attributed to the reduction of the Rolex line, which is being offered in fewer stores. Sales in both businesses were impacted by lower bead transactions. eCommerce sales were $18.0 million compared to $15.5 million in the 39 weeks ended October 27, 2012, up $2.5 million or 16.1%. See the table below for further analysis of sales.

	Change from previous year
Year to Date Fiscal 2014	Same store sales (1)	Non-same store sales, net (1)(2)	Total sales at constant exchange rate (3)	Exchange translation impact (3)	Total sales as reported	Total sales (in millions)
H.Samuel	(2.9)%	(1.7)%	(4.6)%	(2.1)%	(6.7)%	$217.4
Ernest Jones (4)	(0.7)%	(3.1)%	(3.8)%	(2.1)%	(5.9)%	$196.0

UK division	(1.9)%	(2.3)%	(4.2)%	(2.1)%	(6.3)%	$413.4

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

(2)	Includes all sales from stores not open for 12 months.
(3)	Non-GAAP measure, discussed herein.
(4)	Includes stores selling under the Leslie Davis nameplate.

	Average merchandise transaction value (1)(2)				Merchandise transactions
	Average value		Change from previous year		Change from previous year
Year to Date Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
H.Samuel	£74	£75	(1.3)%	4.9%	(4.8)%	(4.6)%
Ernest Jones (3)	£273	£304	(10.2)%	7.4%	6.8%	(5.8)%
UK division	£114	£116	(1.7)%	4.7%	(2.6)%	(4.8)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

Cost of sales and gross margin

In the third quarter of Fiscal 2014, consolidated gross margin was $239.2 million or 31.0% of sales compared to $235.4 million or 32.9% of sales in the third quarter of Fiscal 2013. The inclusion of the results for Ultra decreased the consolidated gross margin rate by 60 basis points and the US gross margin rate by 80 basis points. The Ultra gross margin is lower than the core US business due to lower Ultra store productivity and the impact of the Ultra integration.

Gross margin dollars in the US increased by $6.0 million compared to the third quarter of Fiscal 2013, reflecting higher sales offset by a gross margin rate decrease of 220 basis points. The lower gross margin rate was primarily attributed to a gross merchandise margin rate decline of 100 basis points, 60 basis points of which were attributed to Ultra, with the remaining decrease primarily due to the net impact of gold hedge losses associated with the decline in gold prices earlier this year. In addition, lower gold spot prices reduced the recovery on trade-ins and inventory by 40 basis points, store occupancy deleveraged by approximately 20 basis points primarily due to the inclusion of Ultra, and a change in the US net bad debt expense reduced gross margin by 20 basis points as the US net bad debt ratio was 5.6% of sales compared to 5.4% of sales in the prior year third quarter. The increase in this ratio was primarily due to the growth in the outstanding receivable balance from increased credit penetration and change in credit program mix.

In the UK, gross margin dollars decreased $2.2 million compared to the third quarter of Fiscal 2013, primarily reflecting the impact of decreased sales and a gross margin rate decrease of 140 basis points. The lower gross margin rate was primarily attributed to a 60 basis point decrease in the gross merchandise margin rate due to increased promotional sales and a 50 basis point decline due to lower recovery rates on inventory, with the remaining decrease primarily due to deleverage of expenses on lower sales.

In the year to date, consolidated gross margin was $931.7 million or 35.2% of sales compared to $900.3 million or 36.4% of sales in the 39 weeks ended October 27, 2012. The inclusion of the results for Ultra decreased the consolidated gross margin rate by 50 basis points and the US gross margin rate by 70 basis points. The Ultra gross margin is lower than the core US business due to lower Ultra store productivity and the impact of the Ultra integration.

Gross margin dollars in the US increased by $40.2 million compared to prior year comparable period, reflecting higher sales offset by a gross margin rate decrease of 170 basis points. The lower gross margin was primarily attributed to a gross merchandise margin rate decline of 90 basis points, 50 basis points of which were attributed to Ultra, with the remaining decrease primarily due to the net impact of gold hedge losses associated with the decline in gold prices earlier this year and bridal programs. In addition, store occupancy deleveraged by approximately 20 basis points primarily due to the inclusion of Ultra, and a change in the US net bad debt expense reduced gross margin by 20 basis points as the US net bad debt to US sales ratio was 4.2% compared to 4.0% in the prior year comparable period. The increase in this ratio was primarily due to growth in the outstanding receivable balance from increased credit penetration and change in credit program mix.

In the UK, gross margin dollars decreased $8.8 million compared to the prior year comparable period, primarily reflecting the impact of decreased sales, a gross margin rate decrease of 30 basis points and currency fluctuations. Currency translation costs were $2.6 million of the decrease in gross margin decline. The gross margin rate decrease was primarily driven by promotional sales mix.

Selling, general and administrative expenses (“SGA”)

In the third quarter of Fiscal 2014, SGA expenses were $233.4 million compared to $222.6 million in the third quarter of Fiscal 2013, up $10.8 million or 4.9%. As a percentage of sales, SGA decreased by 90 basis points to 30.2%. The inclusion of the results for Ultra increased SGA by $8.4 million, which was partially offset by expense reductions in the UK and Corporate totaling $6.6 million. In the US, SGA expenses increased primarily due to higher sales, and as a percentage of sales were essentially flat, as spending remained well-controlled.

In the year to date, SGA expenses were $770.9 million compared to $727.4 million in the 39 weeks ended October 27, 2012, up $43.5 million, and as a percentage of sales decreased by 20 basis points to 29.2%. The inclusion of the results for Ultra increased SGA by $34.5 million and increased the consolidated SGA rate by 40 basis points. In the US, SGA expenses were higher primarily due to increased sales but leveraged as a percentage of sales due to well-controlled spending. Partially offsetting these increases was an expense decline totaling $12.4 million in the UK and Corporate, reflecting the impact of cost reductions and currency fluctuations.

Other operating income, net

In the third quarter of Fiscal 2014, other operating income, net was $45.8 million or 5.9% of sales compared to $39.7 million or 5.5% of sales in the third quarter of Fiscal 2013.

In the year to date, other operating income, net was $139.1 million or 5.3% of sales compared to $119.9 million or 4.9% of sales in the 39 weeks ended October 27, 2012. This increase was primarily due to higher interest income earned from higher outstanding receivable balances in the US.

Operating income

In the third quarter of Fiscal 2014, operating income was $51.6 million or 6.7% of sales compared to $52.5 million or 7.3% of sales in the third quarter of Fiscal 2013. The US division’s operating income including Ultra was $60.3 million or 9.5% of sales compared to $65.3 million or 11.3% of sales in the third quarter of Fiscal 2013. Excluding Ultra, the US division’s operating income was $64.2 million or 10.6% of sales. The operating loss for the UK division was $4.4 million or (3.2)% of sales compared to $5.5 million or (3.9)% of sales in the third quarter of Fiscal 2013, an improvement of $1.1 million. Unallocated corporate administrative costs were $4.3 million compared to $7.3 million in the third quarter of Fiscal 2013.

In the year to date, operating income was $299.9 million or 11.3% of sales compared to $292.8 million or 11.9% of sales in the 39 weeks ended October 27, 2012. The US division’s operating income including Ultra was $324.6 million or 14.5% of sales compared to $320.3 million or 15.8% of sales in the 39 weeks ended October 27, 2012. Excluding Ultra, the US division’s operating income was $340.1 million or 15.9% of sales. The operating loss for the UK division was $9.3 million or (2.2)% of sales compared to $8.8 million or (2.0)% of sales in the 39 weeks ended October 27, 2012. Unallocated corporate administrative costs were $15.4 million compared to $18.7 million in the 39 weeks ended October 27, 2012.

Interest expense, net

In the third quarter of Fiscal 2014, net interest expense was $0.9 million compared to $0.9 million in the third quarter of Fiscal 2013. In the year to date, net interest expense was $2.8 million compared to $2.5 million in the 39 weeks ended October 27, 2012.

Income before income taxes

In the third quarter of Fiscal 2014, income before income taxes decreased 1.7% to $50.7 million or 6.6% of sales compared to $51.6 million or 7.2% of sales in the third quarter of Fiscal 2013. In the year to date, income before income taxes was $297.1 million or 11.2% of sales compared to $290.3 million or 11.8% of sales in the 39 weeks ended October 27, 2012.

Income taxes

In the third quarter of Fiscal 2014, income tax expense was $17.1 million compared to $16.7 million in the prior year third quarter. The effective tax rate was 33.7% compared to 32.4% in the third quarter of Fiscal 2013. In the year to date, income tax expense was $104.3 million, a 35.1% effective tax rate, compared to $102.2 million, a 35.2% effective tax rate in the 39 weeks ended October 27, 2012. The expected effective tax rate for Fiscal 2014 is 35.1% compared to 35.4% for Fiscal 2013.

Net income

In the third quarter of Fiscal 2014, net income was down 3.7% to $33.6 million or 4.4% of sales compared to $34.9 million or 4.9% of sales in the third quarter of Fiscal 2013. In the year to date, net income was $192.8 million or 7.3% of sales compared to $188.1 million or 7.6% of sales in the 39 weeks ended October 27, 2012.

Earnings per share

In the third quarter of Fiscal 2014, diluted earnings per share were $0.42 and excluding Ultra were $0.45 compared to $0.43 in the third quarter of Fiscal 2013. The weighted average diluted number of common shares outstanding was 80.3 million compared to 80.9 million in the third quarter of Fiscal 2013. Signet repurchased 371,713 shares in the third quarter of Fiscal 2014 compared to 0 shares in the third quarter of Fiscal 2013.

In the year to date, diluted earnings per share were $2.39 and excluding Ultra were $2.51 compared to $2.26 in the 39 weeks ended October 27, 2012. The weighted average diluted number of common shares outstanding was 80.8 million compared to 83.4 million in the 39 weeks ended October 27, 2012. Signet repurchased 1,495,571 shares in the 39 weeks ended November 2, 2013 compared to 6,425,296 shares in the 39 weeks ended October 27, 2012.

Dividends per share

In the third quarter of Fiscal 2014, dividends of $0.15 were approved by the Board compared to $0.12 in the third quarter of Fiscal 2013. In the year to date, dividends of $0.45 were approved by the Board compared to $0.36 in the 39 weeks ended October 27, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Set out in the table below is a summary of Signet’s cash flow activity for the year to date for Fiscal 2014 and Fiscal 2013.

	39 weeks ended
(in millions)	November 2, 2013	October 27, 2012
Summary cash flow
Net cash (used in) provided by operating activities	$(21.9)	$100.2
Net cash used in investing activities	(105.5)	(100.9)
Net cash used in financing activities	(84.7)	(318.9)

Decrease in cash and cash equivalents	(212.1)	(319.6)

Cash and cash equivalents at beginning of period	301.0	486.8
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.2)

Cash and cash equivalents at end of period	$87.8	$166.0

Operating activities

During the 39 weeks ended November 2, 2013, net cash used in operating activities was $21.9 million compared to net cash provided by operating activities of $100.2 million in the 39 weeks ended October 27, 2012. Cash used in operating activities of $21.9 million was primarily driven by the following changes discussed below.

•

Accounts receivable decreased by $81.8 million compared to a decrease of $90.3 million in the prior year comparable period, reflecting seasonal collection patterns partially offset by sales growth. In the US division, credit participation was 58.8% and the average monthly collection rate was 12.3% compared to 59.0% and 12.6%, respectively in the prior year comparable period. Excluding the sales from Ultra, the credit participation rate was 60.4% compared to 59.0% in the prior year comparable period, driven primarily by higher bridal and branded sales.

•

Inventory related items increased by $272.3 million compared to an increase of $207.8 million in the prior year comparable period. The $272.3 million inventory change includes $28.4 million in cash flow relating to closed hedges. The remaining increase in inventory is driven by Ultra inventory, expansion of bridal programs, increased rough diamond inventory associated with management’s strategic sourcing initiative and new store growth. Offsetting these increases were management actions to improve inventory turns. Accounts payable increased by $80.2 million compared to an increase of $32.6 million in the prior year comparable period primarily driven by timing of payments on higher inventory levels.

•

Other current assets increased by $2.6 million compared to a decrease of $20.9 million in the prior year comparable period primarily attributed to higher prepaid rent associated with timing differences.

•	Accrued expenses decreased by $66.5 million compared to a decrease of $39.5 million in the prior year comparable period primarily due to lower incentive compensation accruals.

•	Income taxes payable decreased by $101.8 million compared to a decrease of $61.0 million in the prior year comparable period due primarily to higher estimated tax payments made during Fiscal 2014.

Investing activities

During the 39 weeks ended November 2, 2013, net cash used in investing activities was $105.5 million, including the refund of $1.4 million for working capital adjustments for the Ultra Acquisition, compared to $100.9 million in the 39 weeks ended October 27, 2012. In the US division, capital additions were $96.1 million compared to $84.5 million in the prior year comparable period reflecting capital spend associated with the integration and conversion of Ultra, IT and new store investments. In the UK division, capital additions were $10.8 million compared to $16.4 million in the prior year comparable period.

Stores opened and closed in the 39 weeks ended November 2, 2013, together with planned changes for the balance of Fiscal 2014, are set out in the tables below.

US Division

	Kay mall	Kay off-mall	Jared	Regional brands	Ultra(1)	Total	Annual net space change
February 2, 2013	763	186	190	194	110	1,443	11%
Opened	12	40	9	—	3	64
Closed	(7)	(9)	—	(5)	(8)	(29)

November 2, 2013	768	217	199	189	105	1,478
Openings, planned	3	8	6	—	—	17
Closures, planned	(2)	(2)	—	(11)	—	(15)

February 1, 2014	769	223	205	178	105	1,480	5%

(1)	Includes 65 stores that have been converted from Ultra store locations to Kay outlets. Excludes Ultra licensed jewelry departments.

UK Division

	H.Samuel	Ernest Jones(1)	Total	Annual net space change
February 2, 2013	318	193	511	(3)%
Opened	—	1	1
Closed	(11)	(5)	(16)

November 2, 2013	307	189	496
Openings, planned	—	1	1
Closures, planned	(3)	(1)	(4)

February 1, 2014	304	189	493	(3)%

(1)	Includes stores selling under the Leslie Davis nameplate.

Financing activities

Dividends

During the 39 weeks ended November 2, 2013, the Company’s dividend activity was as follows:

Fiscal 2014:
	Cash dividend per share	Date declared	Record date	Payment date(1)	Total dividends
					(in millions)
First quarter	$0.15	March 27, 2013	May 3, 2013	May 29, 2013	$12.1
Second quarter	$0.15	June 14, 2013	August 2, 2013	August 28, 2013	$12.1
Third quarter	$0.15	August 21, 2013	November 1, 2013	November 26, 2013	$12.0	(2)

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As such, the fourth quarter Fiscal 2013 $0.12 per share cash dividend was paid out on February 27, 2013 in the aggregate amount of $9.8 million.
(2)	As of November 2, 2013, $12.0 million has been recorded in accrued expenses and other current liabilities reflecting the cash dividend declared for the third quarter of Fiscal 2014, which is not presented in the condensed consolidated statement of cash flows as it is a non-cash transaction.

Share repurchase

During the 39 weeks ended November 2, 2013, the Company’s share repurchase activity was as follows:

		Shares repurchased		Amount repurchased		Average repurchase price
		39 weeks ended		39 weeks ended		39 weeks ended
	Amount authorized	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in millions)			(in millions)	(in millions)
2013 Program(1)	$350.0	746,326	n/a	$50.0	$ n/a	$66.99	$	n/a
2011 Program(2)	350.0	749,245	6,425,296	50.1	287.2	66.92		44.70

Total		1,495,571	6,425,296	$100.1	$287.2

(1)	On June 14, 2013, the Board authorized the 2013 Program to repurchase up to $350 million of Signet’s common shares. The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $300.0 million remaining as of November 2, 2013.
(2)	In October 2011, the Board authorized the 2011 Program to repurchase up to $300 million of Signet’s common shares, which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.

Proceeds from exercise of share options

During the 39 weeks ended November 2, 2013, $8.0 million was received for the exercise of share options pursuant to Signet’s equity compensation programs compared to $8.0 million in the 39 weeks ended October 27, 2012. Other than equity based compensation awards granted to employees and directors, Signet has not issued common shares as a financing activity for over ten years.

Recent Borrowings

During the 39 weeks ended November 2, 2013, $35.0 million was drawn on the $400 million Credit Facility. Repurchase of shares and seasonal builds in accounts receivable and inventory resulted in the need for short term borrowing. We anticipate repayment in the fourth quarter as cash collection from holiday sales are realized. As of November 2, 2013, the Company was in compliance with all debt covenants.

Movement in cash and indebtedness

Cash and cash equivalents at November 2, 2013 were $87.8 million compared to $166.0 million as of October 27, 2012; see non-GAAP measures discussed herein. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

Signet maintains its $400 million Credit Facility which, at November 2, 2013 $35.0 million was outstanding, with no intra-period borrowings and was undrawn with no intra-period borrowings as of October 27, 2012. Signet had stand-by letters of credit of $9.5 million and $8.2 million as of November 2, 2013 and October 27, 2012, respectively.

OBLIGATIONS AND COMMITMENTS

Signet’s contractual obligations and commitments at November 2, 2013 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 2, 2013, filed with the SEC on March 28, 2013.

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

Signet’s market risk profile as of November 2, 2013 has not materially changed since February 2, 2013. The market risk profile as of February 2, 2013 is disclosed in Signet’s Fiscal 2013 Annual Report on Form 10-K, filed with the SEC on March  28, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 2, 2013.

Changes in Internal Control over Financial Reporting

During the third quarter of Fiscal 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following table contains the Company’s repurchases of equity securities in the third quarter of Fiscal 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
August 4, 2013 to August 31, 2013	240,988	$67.53	240,988	$308,725,225
September 1, 2013 to September 28, 2013	130,725	$66.74	130,725	$300,000,133
September 29, 2013 to November 2, 2013	—	$—	—	$300,000,133

Total	371,713	$67.26	371,713	$300,000,133

(1)	On June 14, 2013, the Board authorized the 2013 Program to repurchase up to $350 million of Signet’s common shares. The 2013 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

November 26, 2013	By:	/s/ Ronald Ristau
Ronald Ristau
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)