Form 10-K
period 2014-02-01
SIGNET JEWELERS LTD
filed 2014-03-27
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2014

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

Large accelerated filer  ☒         Accelerated filer  ☐        Non-accelerated filer   ☐        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of August 2, 2013 was $5,975,516,529.

Number of common shares outstanding on March 21, 2014: 80,223,851

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant will incorporate by reference information required in response to Part III, Items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 13, 2014.

SIGNET JEWELERS LIMITED

FISCAL 2014 ANNUAL REPORT ON FORM 10-K

REFERENCES

Unless the context otherwise requires, references to “Signet” or the “Company,” refer to Signet Jewelers Limited (and before September 11, 2008 to Signet Group plc) and its consolidated subsidiaries. References to the “Parent Company” are to Signet Jewelers Limited. References to the “Predecessor Company” are to Signet Group plc prior to the reorganization that was effected on September 11, 2008, and financial and other results and statistics for Fiscal 2008 and prior periods relate to Signet prior to such reorganization.

PRESENTATION OF FINANCIAL INFORMATION

All references to “dollars,” “US dollars,” “$,” “cents” and “c” are to the lawful currency of the United States of America. Signet prepares its financial statements in US dollars. All references to “pounds,” “pounds sterling,” “sterling,” “£,” “pence” and “p” are to the lawful currency of the United Kingdom.

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

Fiscal year and fourth quarter

Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2015,” “Fiscal 2014,” “Fiscal 2013,” “Fiscal 2012,” “Fiscal 2011,” “Fiscal 2010” and “Fiscal 2009” refer to the 52 week periods ending January 31, 2015, February 1, 2014, the 53 week period ending February 2, 2013, and the 52 week periods ending January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009, respectively. As used herein, “Fiscal 2007” refers to the 53 week period ending February 3, 2007, “Fiscal 2008” and “Fiscal 2006” refer to the 52 week periods ending February 2, 2008 and January 28, 2006, respectively. Fourth quarter references the 14 weeks ended February 2, 2013 (“prior year fourth quarter”) and the 13 weeks ended February 1, 2014 (“fourth quarter”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, risks relating to Signet being a Bermuda corporation, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, the ability to complete the acquisition of Zale Corporation (“Zale”), the ability to obtain requisite regulatory approval without unacceptable conditions, the ability to obtain Zale stockholder approval, the potential impact of the announcement and consummation of the Zale acquisition on relationships, including with employees, suppliers, customers and competitors and any related impact on integration and anticipated synergies, the impact of stockholder litigation with respect to the Zale acquisition, and our ability to successfully integrate Zale’s operations and to realize synergies from the transaction.

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

On September 11, 2008, Signet Group plc became a wholly-owned subsidiary of Signet Jewelers Limited, a new company incorporated in Bermuda under the Companies Act 1981 of Bermuda, following the approval by the High Court of Justice in England and Wales under the UK Companies Act 2006. Shareholders of Signet Group plc became shareholders of Signet Jewelers Limited, owning 100% of that company. Signet Jewelers Limited is governed by the laws of Bermuda.

Effective January 31, 2010, Signet became a foreign issuer subject to the rules and regulations of the US Securities Exchange Act of 1934 (“Exchange Act”) applicable to domestic US issuers. Prior to this date, Signet was a foreign private issuer and filed with the SEC its annual report on Form 20-F.

Signet’s US division operated 1,471 stores in all 50 states at February 1, 2014. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”). Signet acquired Ultra Stores, Inc. (“Ultra”) on October 29, 2012 (the “Ultra Acquisition”). The majority of the Ultra stores acquired were converted to the Kay brand during Fiscal 2014. In addition, on November 4, 2013, Signet acquired a diamond polishing factory in Gaborone, Botswana. This acquisition expands Signet’s long-term diamond sourcing capabilities and provides resources for Signet to cut and polish stones.

Signet’s UK division operated 493 stores at February 1, 2014, including 14 stores in the Republic of Ireland and three in the Channel Islands. Its stores trade in major regional shopping malls and prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) as “H.Samuel,” “Ernest Jones,” and “Leslie Davis.”

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

STRATEGY, GOALS AND OBJECTIVES

Fiscal 2014 was another record year for Signet with total sales up 5.7% and diluted earnings per share up 4.8%, driven by merchandise offerings, creative and unique advertising and our sales associates who executed with excellence, discipline and enthusiasm. Our merchandise offerings included an expansion of branded differentiated and exclusive merchandise which represented 31.1% of the US division’s merchandise sales. In Fiscal 2014, we successfully integrated stores from the Fiscal 2013 Ultra Acquisition, and continued to accelerate our real estate expansion in the US by increasing net selling space in the US by 5%. In Fiscal 2014, Signet repurchased approximately 1.6 million shares for $104.7 million, or 1.9% of our outstanding shares at the start of the fiscal year. Since the inception of our share repurchase program in January 2012, which was expanded in June 2013, we have bought back $404.6 million, or 9.5%, of our outstanding shares. We also increased our quarterly dividend by 25% to $0.15 per share during Fiscal 2014.

Our goal is to further enhance Signet’s position as a leading US and UK specialty retail jewelry retailer by helping our customers “Celebrate Life” and “Express Love” through offering a unique customer experience and driving customer loyalty. To accomplish our goal, we will drive our business into the future through the following strategic priorities:

•	Maximize mid-market.

•	Best in bridal.

•	Best-in-class digital ecosystem.

•	Expand geographic footprint.

•	People, purpose and passion.

These strategies continue to build profitable market share for each of Signet’s leading store brands. Maximizing the mid-market drives our competitive strengths focused on merchandise initiatives, marketing, store growth and productivity. Being the best in bridal will be achieved by continuing to develop unique differentiated bridal jewelry brands, increasing targeted marketing programs, continuing to offer our customers a unique experience via our stores, sales associates and selling systems and offering an in-house credit program in the US. Enhancing our digital ecosystem will simplify and accelerate customers’ engagement with our brands, support our physical channels of distribution and expand our geographic footprint enabling cross-collaboration among countries, which creates a global platform to support existing and possible future geographic expansion. In order to truly accomplish our core purpose of helping our customers “Celebrate Life” and “Express Love”, we must have people with high capability and passion. We will continue to attract, develop and retain the best and the brightest individuals in the jewelry and watch industry.

In setting the financial objectives for Fiscal 2015, consideration was given to the US and UK economic environments and the potential impact of the acquisition of Zale Corporation (“Zale”), which was announced on February 19, 2014. The US economy has improved slightly over the past year with decreasing unemployment, a stronger housing sector and higher consumer confidence. Growth is improving but remains below historical levels. We plan to continue to execute our strategic priorities and continue to make strategic investments for the future. The UK economic environment has improved over the past year with an increase in the GDP and unemployment decreasing but growth remains slow. Commodity pricing remains volatile. Signet’s plans are based upon favorable gold price benefits in product cost offset by carryover gold hedge losses and an unfavorable impact from lower recovery gold prices on trade-ins and inventory. Diamond pricing is currently expected to continue to increase at low-to-mid single digit rates. Credit financing will continue to support sales growth and we expect the portfolio to grow with continued strong portfolio performance. Due to growth in the receivable portfolio, we expect bad debt expense to increase slightly as a percentage of sales. We expect to maintain a leading position and plan to continue our strategy to improve results through initiatives around merchandising, real estate optimization, channel expansion and cost control.

Signet’s goal in Fiscal 2015 is to deliver strong results building on our recent performance, while making strategic investments necessary for future growth. Financial objectives for the business in Fiscal 2015 are to improve Signet’s operating profit as a percentage of sales by:

•	Increasing sales and gaining profitable market share.

•	Managing gross margin by increasing sales productivity, cost control and asset management.

•

Securing additional, reliable and consistent supplies of diamonds for our customers while achieving efficiencies in the supply chain through our diamond polishing factory in Gaborone, Botswana. As the factory operates at a lower gross margin than that of Signet’s US and UK division, Signet’s overall gross margin rate may be impacted slightly.

•	Developing unique multi-channel advertising programs and supporting new initiatives, while appropriately managing the selling, general and administrative expense to sales ratio.

•	Investing $180 million to $200 million of capital in new stores, remodeling and enhancing our information and technology infrastructure to drive future growth.

•	Completing the Zale transaction and planning for a successful integration.

Our operating divisions have the opportunity to take advantage of their competitive positions to grow sales and increase store productivity. Sales growth allows the business to strengthen relationships with suppliers, facilitates the ability to develop further branded differentiated and exclusive merchandise, improves the efficiency of our supply chain, supports marketing expense and improves operating margins. Our financial flexibility and superior operating margins allow us to take advantage of investment opportunities, including space growth and strategic developments that meet our return criteria.

On February 19, 2014, we announced a definitive agreement to acquire Zale, a specialty jeweler. The addition of Zale will help us maximize the strategies discussed above in a variety of ways around merchandise, innovation and testing, new formats, service programs and geographic expansion. We expect the transaction will generate approximately $100 million in synergies by the end of the third full fiscal year of operations. While we expect the transaction to close within calendar year 2014, Signet cannot predict whether or when Zale stockholder and regulatory approval will be obtained, or if the closing conditions will be satisfied. The acquisition will result in the realization of incremental expenses prior to the close of the transaction. These expenses will primarily be transaction-related costs, i.e., legal, tax, banking and consulting expenses, which are expensed as incurred.

The transaction provides for the acquisition of all of Zale’s issued and outstanding common stock for $21.00 per share in cash consideration, or approximately $1.4 billion including net debt, which value may fluctuate depending on the timing of the closing. Signet plans to finance the proposed acquisition with approximately $1.4 billion of debt, which includes $600 million in securitization of Signet’s US accounts receivables portfolio and $800 million in other debt financing. Signet has secured fully committed financing for the transaction, which includes an $800 million 364-day unsecured bridge facility and a $400 million 5-year unsecured term loan facility. The bridge facility is expected to be replaced by permanent financing in due course. The bridge facility and the term loan facility contain customary fees which will be recorded as an expense in Fiscal 2015, with additional interest expense dependent on the timing of borrowings and closing of the transaction.

BACKGROUND

Business segment

Signet’s results principally derive from one business segment – the retailing of jewelry, watches and associated services. The business is managed as two geographical reportable segments: the US division (84% of sales and 93% of operating income) and the UK division (16% of sales and 7% of operating income). Both divisions are managed by executive committees, which report to Signet’s Chief Executive Officer, who reports to the Board of Directors of Signet (the “Board”). Each divisional executive committee is responsible for operating decisions within parameters established by the Board. In the fourth quarter of Fiscal 2014, subsequent to the November 4, 2013 acquisition of a diamond polishing factory in Gaborone, Botswana, management established a separate operating segment (“Other”), which consists of all non-reportable segments including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. Detailed financial information about Signet’s segment information is found in Note 2 of Item 8.

Trademarks and trade names

Signet is not dependent on any material patents or licenses in either the US or the UK. However, it does have several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. These registered trademarks and trade names include the following in Signet’s US operations: Kay Jewelers; Kay Jewelers Outlet; Jared The Galleria Of Jewelry; JB Robinson Jewelers; Ultra Diamonds; Marks & Morgan Jewelers; Shaw’s Jewelers; Belden Jewelers; Osterman

Jewelers; Weisfield Jewelers; LeRoy’s Jewelers; Rogers Jewelers; Goodman Jewelers; Jared Jewelry Boutique; Ultra Diamond & Gold Outlet; Every kiss begins with Kay; He went to Jared; Celebrate Life. Express Love.; the Leo Diamond; Peerless Diamond; Hearts Desire; and Charmed Memories. Trademarks and trade names include the following in Signet’s UK operations: H.Samuel; Ernest Jones; Leslie Davis; Forever Diamonds; and Perfect Partner.

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

Employees

In Fiscal 2014, the average number of full-time equivalent persons employed was 18,179. In addition, Signet usually employs a limited number of temporary employees during its fourth quarter. None of Signet’s employees in the UK and less than 1% of Signet’s employees in the US are covered by collective bargaining agreements. Signet considers its relationship with its employees to be excellent.

	Year ended
	Fiscal 2014	Fiscal 2013		Fiscal 2012
Average number of employees(1)
US	14,856	14,711	(2)	13,224
UK	3,112	3,166		3,331
Other(3)	211	—		—

Total	18,179	17,877		16,555

(1)	Full-time equivalent.
(2)	US average number of employees includes 830 full-time equivalents employed by Ultra.
(3)	Includes employees employed at the diamond polishing plant located in Botswana.

COMPETITION

Jewelry retailing is highly fragmented and competitive. We compete against other specialty jewelers as well as other retailers that sell jewelry, including department stores, mass merchandisers, discount stores, apparel and accessory fashion stores, brand retailers, shopping clubs, home shopping television channels, direct home sellers and online retailers and auction sites. The jewelry category competes for customers’ share-of-wallet with other consumer sectors such as electronics, clothing and furniture, as well as travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving. Our competitive strengths are as follows:

•	Strong store brands

•	Brand differentiated and exclusive merchandise

•	Outstanding customer service

•	Advertising effectiveness

•	Strong supply chain

•	High quality store base

•	In-house customer financing (US)

•	Financial strength and flexibility

US DIVISION

US market

Calendar 2012 estimates are used by Signet to understand the size and structure of the US jewelry market as the provisional estimates for calendar 2013 available at the time of filing have historically been subject to frequent and sometimes large revisions.

Total US jewelry sales, including watches and fashion jewelry, are estimated by the US Bureau of Economic Analysis (“BEA”) to have been $73.7 billion in calendar 2012 in their January 2014 data release. The US jewelry market has grown at a compound annual growth rate of 4.2% over the last 25 years to calendar 2012 with significant variation over shorter term periods.

In calendar 2012, the US jewelry market grew by an estimated 6.3% (source: BEA, January 2014). The specialty jewelry sector is estimated to have grown by 6.0% to $31.5 billion in calendar 2012 (source: US Census Bureau, January 2014). The specialty sector of the jewelry market share in calendar 2012 was 42.7% as compared to 42.8% in calendar 2011. The Bureau of Labor Statistics estimated that, in calendar 2012, there were 22,080 specialty jewelry stores in the US (2011: 22,237), a reduction of 0.7% compared to the prior year.

The US division’s share of sales made by jewelry and watch retailers was 4.4% in calendar 2012 (calendar 2011: 4.4%), and its share of sales made by specialty jewelry retailers was 10.4% in calendar 2012 (calendar 2011: 10.2%), based on estimates by the US Census Bureau.

US store brand reviews

Location of Kay, Jared and regional brand stores by state February 1, 2014:

	Kay	Jared	Regional brand	Total
Alabama	24	1	4	29
Alaska	3	—	1	4
Arizona	16	7	3	26
Arkansas	7	1	—	8
California	82	11	5	98
Colorado	15	6	4	25
Connecticut	12	1	3	16
Delaware	4	1	—	5
Florida	73	20	12	105
Georgia	45	8	7	60
Hawaii	6	—	—	6
Idaho	4	1	—	5
Illinois	38	10	11	59
Indiana	25	5	7	37
Iowa	15	1	1	17
Kansas	8	2	2	12
Kentucky	16	3	6	25
Louisiana	15	2	1	18
Maine	5	1	1	7
Maryland	31	6	13	50
Massachusetts	24	3	8	35
Michigan	34	6	12	52
Minnesota	17	4	4	25
Mississippi	10	—	—	10
Missouri	17	4	1	22
Montana	3	—	—	3
Nebraska	6	—	—	6
Nevada	9	3	1	13
New Hampshire	10	3	4	17
New Jersey	25	5	1	31
New Mexico	5	1	—	6
New York	51	5	8	64
North Carolina	40	8	3	51
North Dakota	4	—	—	4
Ohio	57	13	33	103
Oklahoma	8	1	1	10
Oregon	15	3	1	19
Pennsylvania	63	8	10	81
Rhode Island	3	—	—	3
South Carolina	21	2	5	28
South Dakota	2	—	—	2
Tennessee	24	7	5	36
Texas	67	23	6	96
Utah	9	3	—	12
Vermont	2	—	—	2
Virginia	38	8	10	56
Washington	18	3	8	29
West Virginia	9	—	6	15
Wisconsin	18	3	5	26
Wyoming	2	—	—	2

Total	1,055	203	213	1,471

Store activity by brand

	Fiscal 2014		Fiscal 2013		Fiscal 2012
Total stores opened or acquired during the year	176		163		25
Kay	128	(1)	46	(3)	22	(5)
Jared	13		7		3
Regional brands	35	(2)	—		—
Ultra	—		110	(4)	—

Total stores closed during the year	(148)		(38)		(24)
Kay	(22)		(17	)(3)	(10)
Jared	—		—		—
Regional brands	(16)		(21)		(14	)(5)
Ultra	(110	)(1,2)	—		—

Total stores open at the end of the year	1,471		1,443		1,318
Kay	1,055		949		920
Jared	203		190		183
Regional brands	213		194		215
Ultra	—		110	(4)	—

Average sales per store in thousands(6)	$2,361		$2,351		$2,250
Kay	$2,033		$2,002		$1,899
Jared	$5,299		$5,201		$5,157
Regional brands	$1,243	(7)	$1,292		$1,288

Total selling square feet in thousands	2,748		2,622		2,367
Kay	1,489		1,288		1,210
Jared	983		923		889
Regional brands	276		241		268
Ultra	—		170	(4)	—

Increase in net store space	5%		11%		1%

(1)	Includes 65 Ultra stores converted to the Kay brand in Fiscal 2014.
(2)	Includes the remaining 30 Ultra stores not converted to the Kay brand in Fiscal 2014.
(3)	Includes five mall stores that relocated to an off-mall location in Fiscal 2013.
(4)	Excludes 33 Ultra licensed jewelry departments.
(5)	Includes two regional stores rebranded as Kay in Fiscal 2012.
(6)	Based only upon stores operated for the full fiscal year and calculated on a 52 week basis.
(7)	The average sales per store for the regional brands was lower than Fiscal 2013 due to the inclusion of Ultra stores not converted to the Kay brand.

Sales data by brand

		Change from previous year
Fiscal 2014	Sales (millions)	Total sales	Same store sales(1)
Kay(2)	$2,157.8	9.0%	6.5%
Jared	$1,064.7	6.1%	4.7%
Regional brands(3)	$295.1	1.2%	(2.4)%

US	$3,517.6	7.4%	5.2%

(1)

The 53rd week in Fiscal 2013 resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are calculated by aligning the weeks of the year to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.

(2)	Includes 65 Ultra stores converted to the Kay brand in Fiscal 2014.
(3)	Includes the remaining 30 Ultra stores not converted to the Kay brand in Fiscal 2014.

Kay Jewelers

Kay accounted for 51% of Signet’s sales in Fiscal 2014 (Fiscal 2013: 49%) and operated 1,055 stores in 50 states, which include 65 Ultra stores converted to the Kay brand, as of February 1, 2014 (February 2, 2013: 949 stores). Since 2004, Kay has been the largest specialty retail jewelry store brand in the US, based on sales, and has subsequently increased its leadership position. Kay targets households with an income of between $35,000 and $100,000, with a midpoint target of approximately $70,000. Details of Kay’s performance over the last three years are shown below:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Sales (million)	$2,157.8	$1,953.3	$1,786.8
Average sales per store (million)	$ 2.033	$2.002	$1.899
Stores at year end	1,055	949	920
Total selling square feet (thousands)	1,489	1,288	1,210

Kay mall stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space, whereas Kay off-mall stores typically occupy about 2,200 square feet and have approximately 1,800 square feet of selling space. Kay operates in regional malls and off-mall stores. Off-mall stores primarily are located in outlet malls and power centers. Management believes off-mall expansion is supported by the willingness of customers to shop for jewelry at a variety of real estate locations and that increased diversification is important for growth as increasing the store count further leverages the strong Kay brand, marketing support and the central overhead.

Recent net openings (closures) and current composition are shown below:

	Stores at February 1, 2014		Net openings (closures)
			Fiscal 2014		Fiscal 2013		Fiscal 2012
Mall	768	(1)	5	(1)	(3	)(3)	1	(4)
Off-mall and outlet	287	(2)	101	(2)	32	(3)	11

Total	1,055		106		29		12

(1)	Includes one Ultra store converted to a Kay mall location in Fiscal 2014.
(2)	Includes a net of 64 Ultra stores converted to a Kay brand store in Fiscal 2014.
(3)	Includes five mall stores that relocated to an off-mall location in Fiscal 2013.
(4)	Includes two regional stores rebranded as Kay in Fiscal 2012.

Jared The Galleria Of Jewelry

With 203 stores in 39 states as of February 1, 2014 (February 2, 2013: 190 in 39 states), Jared is a leading off-mall destination specialty retail jewelry store chain, based on sales. Jared accounted for 25% of Signet’s sales in Fiscal 2014 (Fiscal 2013: 25%). The first Jared store was opened in 1993, and since its roll-out began in 1998, it has grown to become the fourth largest US specialty retail jewelry brand by sales. Based on its competitive strengths, particularly its scale, management believes that Jared has significant opportunity to grow. Potential customers who visit a destination store have a greater intention of making a jewelry purchase. Jared targets households with an income of between $50,000 and $150,000, with a midpoint target of approximately $100,000.

Details of Jared’s performance over the last three years are shown below:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Sales (million)	$1,064.7	$1,003.1	$956.8
Average sales per store (million)	$ 5.299	$5.201	$5.157
Stores at year end	203	190	183
Total selling square feet (thousands)	983	923	889

Jared offers superior customer service and enhanced selection of merchandise. As a result of its larger size, more specialist sales associates are available to assist customers. In addition, every Jared store has an on-site design and service center where most repairs are completed within the same day. Each store also has at least one diamond viewing room, a children’s play area and complimentary refreshments.

The typical Jared store has about 4,800 square feet of selling space and approximately 6,000 square feet of total space. Jared locations are normally free-standing sites with high visibility and traffic flow, positioned close to major roads within shopping developments. Jared stores operate in retail centers that normally contain strong retail co-tenants, including big box, destination stores such as Bed, Bath & Beyond, Dick’s Sporting Goods and Home Depot, as well as some smaller specialty units.

US regional brands

Signet also operates mall stores under a variety of established regional nameplates, including the 30 remaining Ultra stores not converted to the Kay brand. Regional brands accounted for 7% of Signet’s sales in Fiscal 2014 (Fiscal 2013: 7%) and as of February 1, 2014, include 213 regional brand stores in 36 states (February 1, 2013: 194 stores in 33 states). The leading brands include JB Robinson Jewelers, Ultra Diamonds and Marks & Morgan Jewelers. All of these regional brand stores are located where there is also a Kay location, and target a similar customer. Details of the regional brands’ performance over the last three years are shown below:

	Fiscal 2014		Fiscal 2013	Fiscal 2012
Sales (million)	$295.1		$271.8	$290.5
Average sales per store (million)	$1.243	(1)	$1.292	$1.288
Stores at year end	213	(2)	194	215
Total selling square feet (thousands)	276		241	268

(1)	The average sales per store for the regional brands was lower than Fiscal 2013 due to the inclusion of the Ultra stores not converted to the Kay brand.
(2)	Includes 30 Ultra stores that were not converted to the Kay brand in Fiscal 2014.

Ultra

On October 29, 2012, Signet acquired Ultra which primarily operated in outlet malls. Ultra accounted for 1% of Signet’s sales in Fiscal 2013. At February 2, 2013, there were 110 Ultra stores and 33 Ultra licensed jewelry department stores. During Fiscal 2014, a majority of these stores were converted to the Kay brand, with the remaining open stores being reflected in regional brands. In addition, all licensed jewelry departments were closed in the fourth quarter of Fiscal 2014. Details of Ultra from the date of acquisition through the end of Fiscal 2013 are shown below:

	Fiscal 2013
Sales (million)	$45.7
Stores at year end	110
Total selling square feet (thousands)	170	(1)

(1)	Excludes 33 Ultra licensed jewelry departments.

US eCommerce sales

The Kay and Jared websites are among the most visited of the specialty jewelry retailers (source: JCK) and provide potential customers with a source of information about the merchandise available, as well as the ability to buy online. The websites are integrated with the division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the customer. The websites make an important and growing contribution to the customer experience at Kay and Jared, and are an important part of the US division’s marketing programs. In Fiscal 2014, the US division’s eCommerce sales increased by 27.2% to $129.0 million (Fiscal 2013: $101.4 million), and represented 3.7% of US sales (Fiscal 2013: 3.1%).

US operating review

Operating structure

While the US division operates under the Kay, Jared and a number of regional store brands, many functions are integrated to gain economies of scale. For example, store operations have a separate dedicated field management team for the mall store brands, Jared and the in-store repair function, while there is a combined diamond sourcing function.

US customer experience and human resources

Management regards the customer experience as an essential element in the success of our business. Therefore the ability to recruit, train and retain qualified sales associates is important in determining sales, profitability and the rate of net store space growth. Accordingly, the US division has in place comprehensive recruitment, training and incentive programs and uses employee and customer satisfaction surveys to monitor and improve performance. A continual priority of the US division is to improve the quality of the customer experience. To enhance customer service, the US division is increasingly using sales-enhancing technology, including customer-assisted selling systems. These computerized tools enable a sales associate to better assist a potential customer to make a purchase decision. Investment in the digital environment such as websites, mobile applications and social media, further adds to the customer’s shopping choices.

US merchandising and purchasing

Management believes that merchandise selection, availability and value are critical success factors for its business. In the US business, the range of merchandise offered and the high level of inventory availability are supported centrally by extensive and continuous research and testing. Best-selling products are identified and replenished rapidly through analysis of sales by stock keeping unit. This approach enables the US division to deliver a focused assortment of merchandise to maximize sales and inventory turn, and minimize the need for discounting. Management believes that the US division is better able to offer greater value and consistency of merchandise than its competitors, due to its supply chain strengths discussed below. In addition, in recent years management has continued to develop, refine and execute a strategy to increase the proportion of branded differentiated and exclusive merchandise sold, in response to customer demand.

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

Merchandise mix

US division merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	%	%	%
Diamonds and diamond jewelry	75	74	73
Gold and silver jewelry, including charm bracelets	11	11	12
Other jewelry	8	9	8
Watches	6	6	7

	100	100	100

The celebration of life and the expression of romance and appreciation are primary motivators for the purchase of jewelry and watches. In the US division, the bridal category, which includes engagement, wedding and anniversary purchases, is estimated by management to account for about 50% of merchandise sales, and is predominantly diamond jewelry. The bridal category is believed by management to experience stable demand, but is still dependent on the economic environment as customers can trade up or down price points depending on their available budget. Outside of the bridal category, jewelry and watch purchases, including for gift giving, have a much broader merchandise mix. Gift giving is particularly important during the Holiday Season, Valentine’s Day and Mother’s Day.

A further categorization of merchandise is branded differentiated and exclusive, third-party branded and core merchandise. Core merchandise includes items and styles, such as solitaire rings and diamond stud earrings, which are uniquely designed, as well as items that are generally available from other jewelry retailers. It also includes styles such as diamond fashion bracelets, rings and necklaces. Within this category, the US division has many exclusive designs of particular styles and provides high quality merchandise with great value to customers. Third-party branded merchandise includes mostly watches, but also includes ranges such as charm bracelets produced by Pandora®. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available in other jewelry retailers.

Branded differentiated and exclusive ranges

Management believes that the development of branded differentiated and exclusive merchandise raises the profile of Signet’s stores, helps to drive sales and provides its well trained sales associates with a powerful selling proposition. National television advertisements for Kay and Jared include elements that drive brand awareness and purchase intent of these ranges. Management believes that Signet’s scale and proven record of success in developing branded differentiated and exclusive merchandise attracts offers of such programs from jewelry manufacturers, designers and others ahead of competing retailers, and enables it to achieve its supply chain strengths. Management plans to develop additional branded differentiated and exclusive ranges as appropriate and to further expand and refine those already launched.

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

•

Tolkowsky®, an ideal cut diamond “Invented by Tolkowsky, Perfected by Tolkowsky”®. The collection was tested in Fiscal 2011 and its availability was expanded to the majority of Kay stores during Fiscal 2012 and rolled out to Jared stores in Fiscal 2013;

•

Neil Lane Bridal®, a vintage-inspired bridal collection by the celebrated jewelry designer Neil Lane. The collection was tested in Fiscal 2011 and its availability was expanded to all stores during Fiscal 2012. Neil Lane Designs®, hand-crafted diamond rings, earrings and necklaces inspired by Hollywood’s glamorous past. This collection was tested in early Fiscal 2013 and expanded to all Kay, Jared and regional brand stores during Fiscal 2013;

•

Shades of Wonder®, rare, natural color diamonds, unique wonders of Australia in captivating fashion designs. Tested in late Fiscal 2011 and expanded to all Kay, Jared and regional brand stores during Fiscal 2013;

•	Artistry Diamonds®, genuine diamonds in an ultimate palette of colors, tested and successfully rolled out during Fiscal 2014, sold in Kay and regional stores;

•	Jared Vivid® Diamonds, the brilliance of diamonds combined with the vitality of color, tested and successfully rolled out in Jared during Fiscal 2014; and

•	Lois Hill®, reaches back through the centuries and across the globe to create her collection of jewelry, successfully rolled out in Jared during Fiscal 2014.

Direct sourcing of rough diamonds

Management continues to take steps to advance its rough diamond sourcing and manufacturing through its wholly owned subsidiary Signet Direct Diamond Sourcing Limited. In Fiscal 2013, Signet was appointed by Rio Tinto as a Select Diamantaire, which provides the Company with a contracted allocation of rough diamonds provided by Rio Tinto, as well as entered into other supplier agreements. In Fiscal 2014, Signet acquired a diamond polishing factory in Gaborone, Botswana and established a diamond buying office in India. These developments in Signet’s long-term diamond sourcing capabilities mean that Signet is able to buy rough diamonds directly from the miners and then have the stones marked, cut and polished in its own polishing facility. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for our customers while achieving further efficiencies in the supply chain.

Direct sourcing of polished diamonds

The US division purchases loose polished diamonds on the world markets and from Signet’s wholly owned diamond polishing factory in Botswana, as well as outsources the majority of casting, assembly and finishing operations to third parties. In addition, Signet mounts stones in settings purchased from manufacturers. In combination, these account for 40% of Signet’s diamond merchandise. By using these approaches, the cost of merchandise is reduced, and the consistency of quality is maintained, enabling the US division to provide better value to the customer, which helps to increase market share and achieve higher gross merchandise margins. The contract manufacturing strategy also allows Signet’s buyers to gain a detailed understanding of the manufacturing cost structures and, in turn, leverage that knowledge with regard to negotiating better prices for the supply of finished products.

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

Management believes that the division’s scale and strong balance sheet enables it to purchase merchandise at an advantageous price, and on favorable terms.

Merchandise held on consignment

Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and obsolescence, and provides the flexibility to return non-performing merchandise. All of Signet’s consignment inventory is held in the US. At February 1, 2014, the US division held $312.6 million (February 2, 2013: $227.7 million) of merchandise on consignment, see Note 11 of Item 8.

Suppliers

In Fiscal 2014, the five largest suppliers collectively accounted for approximately 22% (Fiscal 2013: 23%) of the US division’s total purchases, with the largest supplier accounting for approximately 6% (Fiscal 2013: 6%). The US division directly transacts business with suppliers on a worldwide basis at various stages of the supply chain, with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.

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

Signet undertakes hedging for a portion of its requirement for gold through the use of options, net zero-cost collar arrangements, forward contracts and commodity purchasing. It is not possible to hedge against fluctuations in the cost of diamonds. The cost of raw materials is only part of the costs involved in determining the retail selling price of jewelry, with labor costs also being a significant factor. Management continues to seek ways to reduce the cost of goods sold and enhance the resilience of its supply chain.

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

Other sales

While custom design and repair services represent less than 10% of sales, they account for approximately 30% of transactions and have been identified by management as an important opportunity to build customer loyalty. All Jared stores have a highly visible Design and Service Center, which is open the same hours as the store. The repair centers meet the repair requirements of the store in which they are located and also provide the same service for the US division’s mall brand stores. As a result, nearly all customer repairs are performed in-house, unlike many other retailers, which do this through sub-contractors. The custom design and repair function has its own field management and training structure.

The US division sells, as a separate item, a lifetime repair service plan for jewelry. These plans cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise. Such work is performed in-house.

US digital ecosytem capabilities

In recent years, significant investments and initiatives have been completed to drive growth across all of Signet’s selling channels. New Kay and Jared websites with improved functionality in product search and navigation were re-launched in October 2012, increasing product selection by 10 times. Kay.com and Jared.com sites have further evolved from this re-launch, optimizing the customer experiences for both desktop and mobile devices. Fully transactional enhanced mobile sites for Kay and Jared, launched in October 2012, have also further evolved to allow customers to pay their credit balances from their mobile phones. Other initiatives in sales-enhancing technology included digital tablets in all Kay and Jared stores. Signet made significant investments in social media, as customer shopping practices require Signet to provide leading technology applications. The Kay and Jared fan base and followers on Facebook and Twitter continue to climb and social media outlets are driving more traffic to Signet’s eCommerce sites. In addition, Signet has also created an online education center, Jewelrywise.com, to provide a resource to customers who want to know more about jewelry.

Virtual inventory

Signet’s supplier relationships allow it to display suppliers’ inventories on the Jared and Kay websites for sale to customers without holding the items in its inventory until the products are ordered by customers, which are referred to as “virtual inventory.” Virtual inventory expands the choice of merchandise available to customers both online and in-store. Virtual inventory reduces the division’s investment in inventory while increasing the selection available to the customer.

US marketing and advertising

Management believes customers’ confidence in our retail brands, store brand name recognition and advertising of branded differentiated and exclusive ranges, are important factors in determining buying decisions in the jewelry industry where the majority of merchandise is unbranded. Therefore, the US division continues to strengthen and promote its brands by delivering superior customer service and building brand name recognition. The marketing channels used include television, digital media (desktop, mobile and social), radio, print, catalog, direct mail, telephone marketing, point of sale signage and in-store displays.

While marketing activities are undertaken throughout the year, the level of activity is concentrated at periods when customers are expected to be most receptive to marketing messages, which is ahead of Christmas Day, Valentine’s Day and Mother’s Day. A significant majority of the expenditure is spent on national television advertising, which is used to promote the Kay and Jared store brands. Within such advertisements, Signet also promotes certain merchandise ranges, in particular its branded differentiated and exclusive merchandise and other branded products. During Fiscal 2014, the US division continued to have the leading share of relevant marketing messages (“share of voice”) within the US jewelry sector.

Statistical and technology-based systems are employed to support a customer relationship marketing program that uses a proprietary database of nearly 28.5 million names to build customer loyalty and strengthen the relationship with customers through mail, telephone, eMail and social media communications. The program targets current customers with special savings and merchandise offers during key sales periods. In addition, invitations to special in-store promotional events are extended throughout the year.

Given the size of the marketing budgets for Kay and Jared, management believes this has increased the US division’s competitive marketing advantage. The ability to advertise branded differentiated and exclusive merchandise on national television continues to be of growing importance. The US division’s three year record of gross advertising spending is shown below:

	Fiscal 2014	Fiscal 2013(1)	Fiscal 2012
Gross advertising spending (million)	$233.6	$224.3	$188.4
Percent of US sales (%)	6.6	6.9	6.2

(1)	Includes $12.4 million impact from the 53rd week. Excluding this week, gross advertising expense as a percentage of US sales would have been 6.5%.

US real estate

Management has specific operating and financial criteria that have to be satisfied before investing in new stores or renewing leases on existing stores. Substantially all the stores operated by Signet in the US are leased. In Fiscal 2014, net store space increased 5% due to new store growth (Fiscal 2013: increase 11%, due to the Ultra Acquisition and new store growth). The greatest opportunity for new stores is in locations outside traditional covered regional malls.

Recent investment in the store portfolio is set out below:

	Fiscal 2014		Fiscal 2013		Fiscal 2012
(in millions)
New store capital investment	$54.0	(1)	$29.1		$10.9
Remodels and other store capital investment	46.3	(2)	48.3		40.1

Total store capital investment	$100.3		$77.4	(3)	$51.0

(1)	Excludes the 65 Ultra stores converted to the Kay brand and the remaining 30 included within regional brands.
(2)	Includes the 65 Ultra stores converted to the Kay brand and the remaining 30 included within regional brands.
(3)	Excludes the Ultra Acquisition.

US customer finance

Management believes that in the US jewelry market, offering finance facilities benefits our customers and that managing the process in-house is a strength of Signet’s US division. The US division:

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

Each individual application for credit is evaluated centrally against set lending criteria. The risks associated with the granting of credit to particular groups of customers with similar characteristics are balanced against the gross merchandise margin earned by the proposed sales to those customers. Management believes that the primary drivers of the net bad debt to total US sales ratio are the accuracy of the proprietary customer credit models used when granting customer credit, the procedures used to collect the outstanding balances, credit sales as a percentage to total US sales and the overall macro-economic environment. Cash flows associated with the granting of credit to customers of the individual store are included in the projections used when considering store investment proposals.

Customer financing statistics(1)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Total sales (million)	$3,517.6	$3,273.9	$3,034.1
Credit sales (million)	$2,028.0	$1,862.9	$1,702.3
Credit sales as % of total US sales(2)	57.7%	56.9%	56.1%
Net bad debt expense (million)(3)	$138.3	$122.4	$103.1
Net bad debt to total US sales	3.9%	3.7%	3.4%
Net bad debt to US credit sales	6.8%	6.6%	6.1%
Opening receivables (million)	$1,280.6	$1,155.5	$995.5
Closing receivables (million)	$1,453.8	$1,280.6	$1,155.5
Number of active credit accounts at year end(4)	1,256,003	1,173,053	1,107,043
Average outstanding account balance at year end	$1,175	$1,110	$1,068
Average monthly collection rate	12.1%	12.4%	12.7%
Period end bad debt allowance to period end receivables(1)	6.7%	6.8%	6.8%

Credit portfolio net income
Net bad debt expense (million)(3)	$138.3	$122.4	$103.1
Late charge income (million)(5)	$29.4	$27.5	$23.2
Interest income from in-house customer finance programs (million)(6)	$186.4	$159.7	$125.4

	$77.5	$64.8	$45.5

(1)	See Notes 2 and 10, Item 8.
(2)	Including any deposits taken at the time of sale.
(3)	Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(4)	The number of active accounts is based on credit cycle end date closest to the fiscal year end date.
(5)	Late charge income represent fees charged to customers for late payments and is recorded within gross margin on the consolidated income statement.
(6)	See Note 3, Item 8. Primary component of other operating income, net, on the consolidated income statement.

Customer financing administration

Authorizations and collections are performed centrally at the US divisional head office. The majority of credit applications are processed and approved automatically after being initiated via in-store terminals or online through the US division’s websites. The remaining applications are reviewed by the division’s credit authorization personnel. All applications are evaluated by proprietary credit scoring models. Collections focus on a quality customer experience using risk-based calling and strategic account segmentation. Investments are geared towards best in class technology, system support and strategy analytics with the objective of maximizing effectiveness.

US management information systems

The US division’s integrated and comprehensive information systems provide detailed, timely information to support, monitor and evaluate all key aspects of the business including finance, merchandise, marketing, multi-channel retailing, field support and private label credit.

All stores are supported by the internally developed Store Information System, which includes point of sale (“POS”) processing, in-house credit authorization and support, a district manager information system and constant broadband connectivity for all retail locations for data communications including eMail. The POS system updates sales, in-house credit and perpetual inventory replenishment systems throughout the day for each store.

The US division plans to invest approximately $49 million in information systems in Fiscal 2015 (Fiscal 2014: $27.0 million). The planned increase reflects investments in sales-enhancing technology, both in-store and in the digital environment and in information technology designed to improve the effectiveness and efficiency of the division’s operations.

Management believes that the US division has the most sophisticated management information systems among jewelry retailers.

US regulation

The US division is required to comply with numerous US federal and state laws and regulations covering areas such as consumer protection, consumer privacy, data protection, consumer credit, consumer credit insurance, health and safety, waste disposal, supply chain integrity, truth in advertising and employment legislation. Management monitors changes in these laws to endeavor to comply with applicable requirements.

UK DIVISION

The UK division is managed in pounds sterling, as sales and the majority of operating expenses are both incurred in that currency, and its results are then translated into US dollars for external reporting purposes. The following information for the UK division is given in pounds sterling as management believes that this presentation assists in the understanding of the performance of the UK division. Movements in the US dollar to pound sterling exchange rate therefore may have an impact on the results of Signet (as reflected in the table below), particularly in periods of exchange rate volatility. See Item 6 for analysis of results at constant exchange rates; non-GAAP measures.

UK market

The UK market includes specialty retail jewelers and general retailers who sell jewelry and watches, such as catalog showrooms, department stores, supermarkets, mail order catalogs and internet based retailers. The retail jewelry market is very fragmented and competitive, with a substantial number of independent specialty jewelry retailers. Management believes there are approximately 4,030 specialty retail jewelry stores in the UK as of December 2013, a decrease from approximately 4,070 specialty retail jewelry stores in December 2012 (source: IBISWorld).

Ernest Jones and H.Samuel compete with a large number of independent jewelry retailers, as well as catalog showroom operators, discount jewelry retailers, supermarkets, apparel and accessory fashion stores, online retailers and auction sites.

UK store brand reviews

Sales data by brand

		Change from previous year
Fiscal 2014	Sales (millions)	Total sales	Total sales at constant exchange rates(1)(2)	Same store sales(3)
H.Samuel	£233.1	(4.7)%	(4.2)%	(0.3)%
Ernest Jones(4)	£200.3	(1.8)%	(1.1)%	2.6%

UK	£433.4	(3.4)%	(2.8)%	1.0%

(1)	Non-GAAP measure, see Item 6.
(2)	The exchange translation impact on the total sales of H.Samuel was (0.5)%, and for Ernest Jones (0.7)%.
(3)

The 53rd week in Fiscal 2013 resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are calculated by aligning the weeks of the year to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.

(4)	Includes stores selling under the Leslie Davis nameplate.

H.Samuel

H.Samuel accounted for 9% of Signet’s sales in Fiscal 2014 (Fiscal 2013: 10%), and is the largest specialty retail jewelry store brand in the UK by number of stores. H.Samuel has 150 years of jewelry heritage and its customers typically have an annual household income of between £15,000 and £40,000. The typical store selling space is 1,100 square feet.

H.Samuel continues to focus on larger store formats in regional shopping centers, and the number of H.Samuel stand alone ‘High Street’ locations has therefore declined as leases expire.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Sales (million)	£233.1	£243.4	£243.1
Average sales per store (million)(1)	£0.742	£0.713	£0.719
Stores at year end	304	318	337
Total selling square feet (thousands)	328	344	361

(1)	Including only stores operated for the full fiscal year and calculated on a 52 week basis.

H.Samuel store data

	Fiscal 2014	Fiscal 2013		Fiscal 2012
Number of stores:
Opened during the year	—	—		2	(2)
Closed during the year	(14)	(19	)(1)	(3)
Open at year end	304	318		337

(1)	Includes one H.Samuel store rebranded as Ernest Jones.
(2)	Includes one Ernest Jones store rebranded as H.Samuel.

Ernest Jones

Ernest Jones accounted for 8% of Signet’s sales in Fiscal 2014 (Fiscal 2013: 8%), and is the second largest specialty retail jewelry store brand in the UK by number of stores. It serves the upper middle market and its customers typically have an annual household income of between £30,000 and £65,000. The typical store selling space is 900 square feet.

Ernest Jones also continues to focus on larger store formats in regional shopping centers that drive higher traffic as compared to stand alone ‘High Street’ locations and offers a wider range of jewelry and prestige watch agencies. The number of Ernest Jones stores in ‘High Street’ locations has therefore declined as leases expire.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Sales (million)	£200.3	£202.8	£203.8
Average sales per store (million)(1)	£1.033	£1.003	£1.026
Stores at year end	189	193	198
Total selling square feet (thousands)	175	172	172

(1)	Including only stores operated for the full fiscal year and calculated on a 52-week basis.

Ernest Jones store data(1)

	Fiscal 2014	Fiscal 2013		Fiscal 2012
Number of stores:
Opened during the year	2	1	(2)	2
Closed during the year	(6)	(6)		(6	)(3)
Open at year end	189	193		198

(1)	Including Leslie Davis stores.
(2)	Includes one H.Samuel store rebranded as Ernest Jones.
(3)	Includes one Ernest Jones store rebranded as H.Samuel.

UK eCommerce sales

As of the end of the year, H.Samuel’s website, www.hsamuel.co.uk, continues to be the most visited UK specialty jewelry website and Ernest Jones’ website, www.ernestjones.co.uk, continues to be the second most visited (source: Hitwise). The websites provide potential customers with a source of information on merchandise available, as well as the ability to buy online. The websites are integrated with the division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the customer. The websites make an important and growing contribution to the customer experience of H.Samuel and Ernest Jones, as well as to the UK division’s marketing programs. In the third quarter of Fiscal 2013, the Ernest Jones website had a full creative redesign. In Fiscal 2014, the UK division’s eCommerce sales increased by 23.5% to £22.1 million (Fiscal 2013: £17.9 million), and represented 5.1% of UK sales (Fiscal 2013: 4.0%). In addition, the UK division made significant investments in social media, as customer shopping practices require Signet to provide leading technology applications.

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

Merchandise mix

UK division merchandise mix (excluding repairs, warranty and other miscellaneous sales)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	%	%	%
Diamonds and diamond jewelry	30	28	27
Gold and silver jewelry, including charm bracelets	19	20	22
Other jewelry	13	13	13
Watches	33	33	31
Gift category	5	6	7

	100	100	100

The UK division has a different merchandise weighting to that of the US division, with watches representing 33% of merchandise sales. Bridal jewelry is estimated by management to account for approximately 27% (Fiscal 2013: 25%) of the UK division’s merchandise sales, with gold wedding bands being an important element.

Direct sourcing

The UK division employs contract manufacturers for about 16% (Fiscal 2013: 20%) of the diamond merchandise sold, thereby achieving cost savings. Approximately 15% of the UK business’ gold jewelry is manufactured on a contract basis through a buying office in Vicenza, Italy.

Suppliers

Merchandise is purchased from a range of suppliers and manufacturers and economies of scale and efficiencies continue to be achieved by combining the purchases of H.Samuel and Ernest Jones. In Fiscal 2014, the five largest of these suppliers (three watch and two jewelry) together accounted for approximately 31% of total UK division purchases (Fiscal 2013: approximately 30%), with the largest accounting for around 10%.

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

Signet undertakes hedging for a portion of its requirement for US dollars and gold through the use of options, net zero-cost collar arrangements, forward contracts and commodity purchasing. It is not possible to hedge against fluctuations in the cost of diamonds. The cost of raw materials is part of the costs involved in determining the retail selling price of jewelry, with labor costs also being a significant factor. Management continues to seek ways to reduce the cost of goods sold by improving the efficiency of its supply chain.

UK marketing and advertising

The UK division has strong, well-established brands and leverages them with advertising (television, print and online), catalogs and the development of customer relationship marketing techniques. Few of its competitors have sufficient scale to utilize all these marketing methods efficiently. Marketing campaigns are designed to reinforce and develop further the distinct brand identities and to expand the overall customer base and improve customer loyalty. H.Samuel used television advertising in the fourth quarter and during Fiscal 2013 expanded customer relationship marketing. For Ernest Jones, expenditure is focused on print and customer relationship marketing. Print and online advertising are important marketing tools for both H.Samuel and Ernest Jones. The UK division’s three year record of gross advertising spending is shown below:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Gross advertising spending (million)	£12.8	£13.5	£12.6
Percent of UK sales (%)	3.0	3.0	2.8

UK real estate

In Fiscal 2014, total store capital expenditure was £7.4 million (Fiscal 2013: £8.7 million), as a result of an increased investment in two new stores, remodels and expansions.

UK customer finance

In Fiscal 2014, approximately 5% (Fiscal 2013: 5%) of the division’s sales were made through a customer finance program provided through a third party. Signet does not provide this service itself in the UK due to low demand for customer finance.

UK management information systems

POS equipment, retail management systems, purchase order management systems and merchandise planning processes are in place to support financial management, inventory planning and control, purchasing, merchandising, replenishment and distribution. The UK division uses third-party suppliers to support the operation of its information systems.

A perpetual inventory process allows store managers to check inventory by product category. These systems are designed to assist in the control of shrinkage, fraud prevention, financial analysis of retail operations, merchandising and inventory control.

The UK division plans to invest approximately £3 million in information systems in Fiscal 2015 (Fiscal 2014: £3.4 million). The planned expenditure reflects investments in sales-enhancing technology, both in-store and in the digital environment, and in information technology designed to improve the effectiveness and efficiency of the division’s execution.

UK regulation

Various laws and regulations affect Signet’s UK operations. These cover areas such as consumer protection, consumer credit, consumer privacy, data protection, health and safety, waste disposal, employment legislation and planning and development standards. Management monitors changes in these laws to endeavor to comply with legal requirements.

OTHER

Other consists of all non-reportable segments and is aggregated with unallocated corporate administrative functions. This separate operating segment was established in the fourth quarter of Fiscal 2014 upon the acquisition of a diamond polishing factory in Gaborone, Botswana. The factory acquisition continues to advance Signet’s long-term diamond sourcing capabilities and enables Signet to buy rough diamonds directly and then have the stones marked, cut and polished in its own polishing facility. Other sales consist of wholesale sales to third parties of rough and polished diamonds deemed not suitable for Signet’s needs. Sales of rough and polished diamonds in the Other non-reportable segment although minimal, will have the effect of reducing the Company’s overall gross margins. The majority of the sales and expenses relating to the factory are transacted in US dollars. See also Note 14 of Item 8.

AVAILABLE INFORMATION

Signet files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Prior to February 1, 2010, Signet filed annual reports on Form 20-F and furnished other reports on Form 6-K with the SEC. Such information, and amendments to reports previously filed or furnished, is available free of charge from our corporate website, www.signetjewelers.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC.

ITEM 1A. RISK	FACTORS

Spending on goods that are, or are perceived to be “luxuries,” such as jewelry, is discretionary and is affected by general economic conditions. Therefore, a decline in consumer spending, whether due to adverse changes in the economy, changes in tax policy or other factors that reduce our customers’ demand for our products, may unfavorably impact Signet’s future sales and earnings.

Jewelry purchases are discretionary and are dependent on consumers’ perceptions of general economic conditions, particularly as jewelry is often perceived to be a luxury purchase. Adverse changes in the economy and periods when discretionary spending by consumers may be under pressure could unfavorably impact sales and earnings.

The success of Signet’s operations depends to a significant extent upon a number of factors relating to discretionary consumer spending. These include economic conditions, and perceptions of such conditions by consumers, consumer confidence, employment, the rate of change in employment, the level of consumers’ disposable income and income available for discretionary expenditure, the savings ratio, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in regional and local markets where we operate. Signet’s success also depends upon its reputation for integrity in sourcing its merchandise, which, if adversely affected could impact consumer sentiment and willingness to purchase Signet’s merchandise.

As 16% of Signet’s sales are accounted for by its UK division, economic conditions in the eurozone have a significant impact on the UK economy even though the UK is not a member of the eurozone. Therefore, developments in the eurozone could adversely impact trading in the UK division. In addition, developments in the eurozone could also adversely impact the US economy.

We depend on shopping malls and other retail centers to attract customers to many of our stores.

Many of our stores are located in shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department stores, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of the economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores or otherwise, could result in reduced sales at our stores and excess inventory. We may respond by increasing discounts or initiating marketing promotions to reduce excess inventory, which could have a material adverse effect on our margins and operating results.

More than half of US sales are made utilizing customer finance provided by Signet. Therefore any deterioration in the consumers’ financial position could adversely impact sales, earnings and the collectability of accounts receivable.

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

Changes to the regulatory requirements regarding the granting of credit to customers could adversely impact sales and operating income.

More than half of Signet’s US sales utilize its in-house customer financing programs and about a further 34% of purchases are made using third party bank cards. Signet’s ability to extend credit to customers and the terms on which it is achieved depends on many factors, including compliance with applicable state and federal laws and regulations, any of which may change from time to time, and such changes in law relating to the provision of credit and associated services could adversely affect sales and income. In addition, other restrictions arising from applicable law could cause limitations in credit terms currently offered or a reduction in the level of credit granted by the US division, or by third parties, and this could adversely impact sales, income or cash flow, as could any reduction in the level of credit granted by the US division, or by third parties, as a result of the restrictions placed on fees and interest charged.

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

Signet’s share price may be volatile.

Signet’s share price may fluctuate substantially as a result of variations in the actual or anticipated results and financial conditions of Signet and other companies in the retail industry and the stock market’s view of the potential Zale transaction. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other shares in a manner unrelated, or disproportionate to, the operating performance of these companies.

The concentration of a significant proportion of sales and an even larger share of profits in the fourth quarter means results are dependent on performance during that period.

Signet’s business is highly seasonal, with a significant proportion of its sales and operating profit generated during its fourth quarter, which includes the Holiday Season. Management expects to continue to experience a seasonal fluctuation in its sales and earnings. Therefore, there is limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in its operations and strategies in other quarters, or to recover from any extensive disruption, for example, due to sudden adverse changes in consumer confidence, inclement weather conditions having an impact on a significant number of stores in the last few days immediately before Christmas Day or disruption to warehousing and store replenishment systems. A significant shortfall in results for the fourth quarter of any fiscal year would therefore be expected to have a material adverse effect on the annual results of operations. Disruption at lesser peaks in sales at Valentine’s Day and Mother’s Day would be expected to impact the results to a lesser extent.

Signet is dependent on a variety of financing resources to fund its operations and growth which may include equity, cash balances and debt financing.

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

As Signet has material cash balances, it is exposed to counterparty credit risks.

At February 1, 2014, Signet had cash and cash equivalents of $247.6 million (February 2, 2013: $301.0 million). Signet holds its cash and cash equivalents predominantly in ‘AAA’ rated liquidity funds and in various bank accounts. If an institution or fund in which Signet invests its cash and cash equivalents were to default or become insolvent, Signet may be unable to recover these amounts or obtain access to them in a timely manner.

Movements in the pound sterling to US dollar exchange rates impact the results and balance sheet of Signet.

Signet publishes its consolidated annual financial statements in US dollars. It held approximately 88% of its total assets in entities whose functional currency is the US dollar at February 1, 2014 and generated approximately 84% of its sales and 93% of its operating income in US dollars for the fiscal year then ended. Nearly all the remaining assets, sales and operating income are in UK pounds sterling. Therefore, its results and balance sheet are subject to fluctuations in the exchange rate between the pound sterling and the US dollar. Accordingly, any decrease in the weighted average value of the pound sterling against the US dollar would decrease reported sales and operating income.

The monthly average exchange rates are used to prepare the income statement and are calculated each month from the weekly average exchange rates weighted by sales of the UK division.

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

Fluctuations in the availability and pricing of commodities, particularly polished diamonds and gold, which account for the majority of Signet’s merchandise costs, could adversely impact its earnings and cash availability.

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones. In particular, diamonds account for about 47% of Signet’s merchandise costs, and gold about 15% in Fiscal 2014.

In Fiscal 2014, polished diamond prices experienced a single digit percentage increase when compared to Fiscal 2013 levels, unlike as had occurred in prior years. Industry forecasts indicate that over the medium and longer term, the demand for diamonds will probably increase faster than the growth in supply, particularly as a result of growing demand in countries such as China and India. Therefore, the cost of diamonds is anticipated to rise over time, although fluctuations in price are likely to continue to occur. The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on diamond prices, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain.

While jewelry manufacturing is the major final demand for gold, management believes that the cost of gold is predominantly impacted by investment transactions which have resulted in significant volatility and overall increases in gold cost over the past several years followed by somewhat of a decline in Fiscal 2014. Signet’s cost of merchandise and potentially its earnings may be adversely impacted by investment market considerations that cause the price of gold to significantly escalate.

The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds which could occur as a result of disruption to the Kimberley Process, could adversely affect Signet, as well as the retail jewelry market as a whole. In 2012, the Kimberley Process, chaired by the United States, initiated a process to review ways to strengthen and reform the Kimberley Process, including reviewing the definition of a conflict diamond. In January 2013, South Africa became the chair, and the review process was expected to continue; however, no reform efforts were achieved. In 2014, the Kimberley Process is being chaired by China, which will be followed by Angola in 2015. In addition, the current Kimberley Process decision making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform over the long-term. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. In addition to the Kimberley Process, the supply of diamonds to the US is also impacted by certain governmental trade sanctions imposed on Zimbabwe.

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

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules will only cover less than 1% of annual worldwide gold production (based upon current estimates), the final rules require Signet and other jewelry retailers and manufacturers that file with the SEC to exercise reasonable due diligence in determining the country of origin of the statutorily designated minerals that are used in products sold by Signet in the US and elsewhere. Signet must first report to the SEC on our country of origin inquiries, our due diligence measures, the results of those activities, and our related determinations in May 2014, with respect to the calendar year ended December 31, 2013.

Compliance with the rules to date has not and will not likely add significantly to Signet’s costs, and management does not expect this increase to be material. There may be reputational risks with customers and other stakeholders if Signet, due to the complexity of the global supply chain, is unable to sufficiently verify the origin for the relevant metals. Also, if the responses of parts of Signet’s supply chain to the verification requests are adverse, it may harm Signet’s ability to obtain merchandise and add to compliance costs.

The final rules also cover tungsten and tin, which are contained in a small proportion of items that are sold by Signet. It is possible that other minerals, such as diamonds, could be subject to similar rules.

Price increases may have an adverse impact on Signet’s performance.

If significant price increases are implemented, by either division, across a wide range of merchandise, the impact on earnings will depend on, among other factors, the pricing by competitors of similar products and the response by the customer to higher prices. Such price increases may result in lower achieved gross margin dollars and adversely impact earnings.

Signet’s competitors are specialty jewelry retailers, as well as other jewelry retailers, including department stores, mass merchandisers, discount stores, apparel and accessory fashion stores, brand retailers, shopping clubs, home shopping television channels, direct home sellers, online retailers and auction sites. In addition, other retail categories, for example, electronics and other forms of expenditure, such as travel, also compete for consumers’ discretionary expenditure. This is particularly so during the holiday gift giving season. Therefore, the price of jewelry relative to other products influences the proportion of consumers’ expenditure that is spent on jewelry. If the relative price of jewelry increases, Signet’s sales and earnings may decline.

The failure to satisfy the accounting requirements for ‘hedge accounting’, or default or insolvency of a counterparty to a hedging contract, could adversely impact results.

Signet hedges a portion of its purchases of gold for both its US and UK divisions and hedges the US dollar requirements of its UK division. The failure to satisfy the requirements of the appropriate accounting requirements, or a default or insolvency of a counterparty to a contract, could increase the volatility of results and may impact the timing of recognition of gains and losses in the income statement.

The inability of Signet to obtain merchandise that customers wish to purchase, particularly ahead of and during, the fourth quarter would adversely impact sales.

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

Luxury and prestige watch manufacturers and distributors normally grant agencies to sell their ranges on a store by store basis, and most of the leading brands have been steadily reducing the number of agencies in the US and the UK over recent years. The watch brands sold by Ernest Jones, and to a lesser extent Jared, help attract customers and build sales in all categories. Therefore an inability to obtain or retain watch agencies for a location could harm the performance of that particular store. In the case of Ernest Jones, the inability to gain additional prestige watch agencies is an important factor in, and may reduce the likelihood of, opening new stores, which could adversely impact sales growth.

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

Management regards the customer experience as an essential element in the success of its business. Competition for suitable individuals or changes in labor and healthcare laws could require us to incur higher labor costs. Therefore an inability to recruit, train, motivate and retain suitably qualified sales associates could adversely impact sales and earnings.

Loss of confidence by consumers in Signet’s brand names, poor execution of marketing programs and reduced marketing expenditure could have a detrimental impact on sales.

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

Long-term changes in consumer attitudes to jewelry could be unfavorable and harm jewelry sales.

Consumer attitudes to diamonds, gold and other precious metals and gemstones also influence the level of Signet’s sales. Attitudes could be affected by a variety of issues including concern over the source of raw materials; the impact of mining and refining of minerals on the environment, the local community and the political stability of the producing country; labor conditions in the supply chain; and the availability of and consumer attitudes to substitute products such as cubic zirconia, moissanite and laboratory created diamonds. A negative change in consumer attitudes to jewelry could adversely impact sales and earnings.

The retail jewelry industry is highly fragmented and competitive. Aggressive discounting or “going out of business” sales by competitors may adversely impact Signet’s performance in the short term.

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

The US division faces significant competition from independent specialty jewelry retailers that are able to adjust their competitive stance, for example on pricing, to local market conditions. This can put individual Signet stores at a competitive disadvantage as the US division has a national pricing strategy.

The inability to rent stores that satisfy management’s operational and financial criteria could harm sales, as could changes in locations where customers shop.

Signet’s results are dependent on a number of factors relating to its stores. These include the availability of desirable property, the demographic characteristics of the area around the store, the design, and maintenance of the stores, the availability of attractive locations within the shopping center that also meet the operational and financial criteria of management, the terms of leases and Signet’s relationship with major landlords. The US division leases 19% of its store locations from Simon Property Group. Signet has no other relationship with any lessor relating to 10% or more of its store locations. If Signet is unable to rent stores that satisfy its operational and financial criteria, or if there is a disruption in its relationship with its major landlords, sales could be adversely affected.

Given the length of property leases that Signet enters into, it is dependent upon the continued popularity of particular retail locations. As Signet tests and develops new types of store locations and designs, there is no certainty as to their success. The majority of long-term space growth opportunities in the US are in new developments and therefore future store space is in part dependent on the investment by real estate developers on new projects. Limited new real estate development taking place would make it challenging to identify and secure suitable new store locations. The UK division has a more diverse range of store locations than in the US, including some exposure to smaller retail centers which do not justify the investment required to refurbish the site to the current store format. Consequently, the UK division is gradually closing stores in such locations as leases expire or satisfactory property transactions can be executed; however, the ability to secure such property transactions is not certain. As the UK division is already represented in nearly all major retail centers, a small annual decrease in store space is expected in the medium term which will adversely impact sales growth.

The rate of new store development is dependent on a number of factors including obtaining suitable real estate, the capital resources of Signet, the availability of appropriate staff and management and the level of the financial return on investment required by management.

Signet’s success is dependent on the strength and effectiveness of its relationships with its various stakeholders whose behavior may be affected by its management of social, ethical and environmental risks.

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

Inadequacies in and disruption to internal controls and systems could result in lower sales and increased costs or adversely impact the reporting and control procedures.

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

Signet operates in multiple channels and, in the US division, maintains its own customer finance operation. Signet is also increasingly using mobile devices, social media and other online activities to connect with customers, staff and other stakeholders. Therefore, in the ordinary course of business, Signet relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including eCommerce sales, supply chain, merchandise distribution, customer invoicing and collection of payments. Signet uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, Signet collects and stores sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of Signet’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to Signet’s business operations and strategy. Despite security measures and business continuity plans, Signet’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise Signet’s networks and the information stored there could be accessed, manipulated, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage Signet’s reputation, which could adversely affect Signet’s business. In addition, it could harm Signet’s ability to execute its business and adversely impact sales, costs and earnings.

An adverse decision in legal proceedings and/or tax matters could reduce earnings.

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

Failure to comply with labor regulations could harm the business.

Failure by Signet to comply with labor regulations could result in fines and legal actions. In addition, the ability to recruit and retain staff could be harmed.

Failure to comply with changes in law and regulations could adversely affect the business.

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

Proposed Acquisition—Signet’s proposed acquisition of Zale is subject to Zale stockholder approval, certain regulatory approvals and customary closing conditions and the expected benefits from the acquisition may not be fully realized.

On February 19, 2014, Signet entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zale to acquire all of Zale’s issued and outstanding common stock for $21.00 per share in cash consideration with an approximate transaction value of $1.4 billion including net debt. Although Signet has entered into a voting and support agreement with Golden Gate Capital, the beneficial owner of approximately 22% of Zale’s common stock, Signet cannot predict whether Zale stockholder approval will be obtained or whether or when the required regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) will be obtained or if the closing conditions will be satisfied. A failure to close the transaction or significant delays in doing so may negatively impact the trading price of our common stock and our business, financial condition and results of operations. The Federal Trade Commission (“FTC”) may condition the approval of the acquisition on divestiture of certain assets, including the divestiture of certain stores, which, if agreed to by Signet, may materially affect the anticipated benefits of the proposed acquisition, and there can be no assurance that such divestiture can be completed on terms satisfactory to Signet and the FTC. Under the Merger Agreement, Signet is not required to take any actions to obtain antitrust approvals that would, individually or in the aggregate, result in (i) the loss of revenue of Zale in excess of $135.0 million, (ii) the loss of sales of Signet in excess of $135.0 million or (iii) the combination of losses of revenues of Zale and sales of Signet in excess of $135.0 million in the aggregate, in each case as measured by such party’s Fiscal 2013 revenue or sales, respectively, reported in its annual audited financial statements for such year. The Merger Agreement also includes customary termination provisions for both Zale and Signet and provides that, in connection with the termination of the Merger Agreement by Signet or Zale, under certain specified circumstances Zale will be required to pay Signet a termination fee of $26.7 million. Signet may also be required to pay Zale a termination fee of $53.4 million if anti-trust clearance is not received prior to February 19, 2015 (or May 15, 2015 if all conditions to closing other than regulatory approval have been obtained prior to that date). In the event that either party terminates the Merger Agreement because Zale’s stockholders do not adopt the Merger Agreement following the making of a competing offer, Zale will be required to reimburse Signet for its expenses in an amount not exceeding $12.5 million. Signet expects to issue at least $1.4 billion of debt during the second half of Fiscal 2015 to fund the planned acquisition of Zale, which will significantly increase Signet’s outstanding debt. This additional indebtedness will require us to dedicate a portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives, including dividends and share repurchases. If the transaction closes, significant changes to Signet’s financial condition as a result of global economic changes or difficulties in the integration or execution of strategies of the newly acquired business, and the diversion of significant management time and resources towards completion of the transaction and integrating the business and operations of Zale may affect our ability to obtain the expected benefits from the transaction or to satisfy the financial covenants included in the terms of the financing arrangements.

If Signet’s financing for the transaction becomes unavailable, the transaction may not be completed and we may be in breach of the Merger Agreement.

We intend to finance the cash required in connection with the transaction, including for expenses incurred in connection with the transaction, with debt financing of approximately $1.4 billion, which includes $600 million in securitization of Signet’s US accounts receivable and $800 million in other debt financing. Signet has secured a commitment for an $800 million 364-day unsecured bridge facility and a $400 million 5-year unsecured term loan facility in connection with the transaction. The bridge facility is expected to be replaced by permanent financing in due course. The bridge facility and the term loan facility contain customary fees which will be recorded as an expense in Fiscal 2015, with additional interest expense dependent on the timing of borrowings and closing of the transaction. The obligation of the lenders to provide the debt financing is subject to various customary closing conditions. In the event any of the closing conditions is not satisfied or waived, or to the extent one or more of the lenders is unwilling to, or unable to, fund its commitments under the debt financing, we may be required to seek alternative financing or fund the cash required in connection with the transaction ourselves. Due to the fact that there is no financing or funding condition in the Merger Agreement, if we are unable to obtain funding from our financing sources for the cash required in connection with the transaction, we would be in breach of the Merger Agreement assuming all other conditions to closing are satisfied and may be liable to Zale for damages.

Signet will incur transaction-related costs in connection with the transaction.

We expect to incur a number of non-recurring transaction-related costs associated with completing the transaction, combining the operations of the two companies and achieving desired synergies. These fees and costs may be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, regulatory filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our and Zale’s businesses. There can be no assurance that the realization of other efficiencies related to the integration of the two businesses, as well as the elimination of certain duplicative costs, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

Although we anticipate that Zale will continue to operate as a separate brand within Signet, failure to successfully combine Signet’s and Zale’s businesses in the expected time frame may adversely affect the future results of the combined company.

The success of the proposed transaction will depend, in part, on our ability to realize the anticipated benefits and synergies from combining our and Zale’s businesses. To realize these anticipated benefits, the businesses must be successfully combined. If the combined company is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the transaction may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the transaction. These integration difficulties could result in declines in the market value of our common stock.

Purported stockholder class action complaints have been filed against Zale, Signet, the members of Zale’s board of directors and Signet’s merger subsidiary, challenging the transaction, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the proposed transaction and result in substantial costs.

In connection with the proposed transaction, purported stockholders of Zale have filed purported stockholder class action lawsuits in the Delaware Court of Chancery. Those lawsuits name as defendants Zale, Signet, the members of the board of directors of Zale, and Signet’s merger subsidiary. Among other remedies, the plaintiffs seek to enjoin the proposed transaction. If a final settlement is not reached, or if a dismissal is not obtained, these lawsuits could prevent and/or delay completion of the transaction and result in substantial costs to Zale and us, including any costs associated with the indemnification of directors. Additional lawsuits may be filed against Zale and us, our merger subsidiary and Zale’s directors related to the proposed transaction. The defense or settlement of any lawsuit or claim may adversely affect the combined company’s business, financial condition or results of operations.

Changes in assumptions used in making accounting estimates or in accounting standards may adversely impact investor perception of the business.

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

Loss of one or more key executive officers or employees could adversely impact performance, as could the appointment of an inappropriate successor or successors.

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

US property

Substantially all of Signet’s US stores are leased. In addition to a minimum annual rental, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2014, most of the division’s mall stores only made base rental payments. Under the terms of a typical lease, the US business is required to conform and maintain its usage to agreed standards, including meeting required advertising expenditure as a percentage of sales, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall. The initial term of a mall store lease is generally 10 years. Towards the end of a lease, management evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where management is uncertain whether the location will meet management’s required return on investment, but the store is profitable, the leases may be renewed for one to five years during which time the store’s performance is further evaluated. There are typically about 200 such mall stores at any one time. Jared stores are normally opened on 20 year leases with options to extend the lease, and rents are not sales related. A refurbishment of a Jared store is normally undertaken every 10 years. At February 1, 2014, the average unexpired lease term of US leased premises was five years, and over 60% of these leases had terms expiring within five years. The cost of refitting a mall store is similar to the cost of fitting out a new mall store which is typically between $400,000 and $850,000. Jared remodels have one of two tiers, the full scope tier ranges between $1,100,000 and $1,300,000 and reduced scope tier ranges between $500,000 and $600,000. New Jared stores are typically ground leases and range between $2,200,000 and $2,500,000. Management expects that about 75 new stores (about 63 Kay, 10 Jared and 2 regional brands) will be opened during Fiscal 2015. In Fiscal 2014, the level of major store refurbishment increased with 68 locations, including 7 Jared locations, being completed (Fiscal 2013: 80, including 18 Jared locations). It is anticipated that refurbishment activity in Fiscal 2015 will involve 92 stores. In addition, in Fiscal 2014, 65 Ultra stores were converted to the Kay brand and the remaining 30 stores to regional brands. The investment was financed by cash flow from operating activities.

The US division leases 19% of its store locations from Simon Property Group. The US division has no other relationship with any lessor relating to 10% or more of its store locations. At February 1, 2014, the US division had 2.75 million square feet of selling space (February 2, 2013: 2.62 million).

During the past five fiscal years, the US business generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s US operations.

A 340,000 square foot head office and distribution facility is leased in Akron, Ohio through 2032. An 86,000 square foot office building next door to the head office is also leased through 2032, to which Signet relocated its credit operations in Fiscal 2013. A 39,000 square foot repair center was opened in Akron, Ohio during Fiscal 2006 and is owned by a subsidiary of Signet.

UK property

At February 1, 2014, Signet’s UK division operated from six freehold premises and 513 leasehold premises. The division’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into, or including break clauses in order to improve the flexibility of its lease commitments. At February 1, 2014, the average unexpired lease term of UK premises with lease terms of less than 25 years was six years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value. For details of assigned leases and sublet premises see Note 22 of Item 8.

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

A typical UK store undergoes a major refurbishment every 10 years and a less costly store redecoration every five years. It is intended that these investments will be financed by cash from operating activities. The cost of refitting a store is typically between £150,000 and £475,000 for both H.Samuel and Ernest Jones, while expansion in prestige locations typically doubles those costs.

The UK division has no relationship with any lessor relating to 10% or more of its store locations. At February 1, 2014, the UK division has 0.50 million square feet of selling space (February 2, 2013: 0.52 million).

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

Certain corporate functions are located in a 3,350 square foot office in London, on a 10 year lease which was entered into in Fiscal 2013.

Distribution capacity

Both divisions have sufficient capacity to meet their current needs.

Other property

On November 4, 2013, Signet purchased a diamond polishing factory in Gaborone, Botswana with approximately 34,200 square feet of floor space.

ITEM 3.	LEGAL PROCEEDINGS

Five putative stockholder class action lawsuits challenging the Company’s acquisition of Zale have been filed in the Court of Chancery of the State of Delaware: Breyer v. Zale Corp. et al., C.A. No. 9388-VCP, filed February 24, 2014; Stein v. Zale Corp. et al., C.A. No. 9408-VCP, filed March 3, 2014; Singh v. Zale Corp. et al., C.A. No. 9409-VCP, filed March 3, 2014; Smart v. Zale Corp. et al., C.A. No. 9420, filed March 6, 2014; and Pill v. Zale Corp. et al., C.A. No. 9440-VCP, filed March 12, 2014 (collectively, the “Actions”). Each of these Actions is brought by a purported holder of Zale common stock, both individually and on behalf of a putative class of Zale stockholders. The Actions name as defendants Zale, the members of the board of directors of Zale, the Company, and a merger-related subsidiary of the Company. The Actions allege that the Zale directors breached their fiduciary duties to Zale stockholders in connection with their consideration and approval of the merger agreement by failing to maximize stockholder value and agreeing to an inadequate merger price and to deal terms that deter higher bids. The Actions also allege that Zale and the Company aided and abetted the Zale directors’ breaches of fiduciary duty. The Actions seek, among other things, an injunction to prevent the consummation of the merger or, in the event that the merger is consummated, rescission of the merger or damages, as well as attorneys’ and experts’ fees.

See discussion of other legal proceedings in Note 22 of Item 8.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

The principal trading market for the Company’s Common Shares is the NYSE (symbol: SIG). The Company also maintains a standard listing of its Common Shares on the London Stock Exchange (symbol: SIG).

The following table sets forth the high and low closing share price on each stock exchange for the periods indicated.

	New York Stock Exchange Price per share		London Stock Exchange Price per share
	High	Low	High	Low
	$		£
Fiscal 2013
First quarter	51.26	44.55	32.03	28.14
Second quarter	49.29	41.27	30.58	26.43
Third quarter	51.71	42.60	31.97	27.30
Fourth quarter	63.43	51.24	40.31	31.70
Full year	63.43	41.27	40.31	26.43

Fiscal 2014
First quarter	69.99	59.64	45.24	39.13
Second quarter	74.65	65.14	49.34	42.64
Third quarter	76.56	66.40	49.00	42.60
Fourth quarter	80.86	70.12	49.00	42.99
Full year	80.86	59.64	49.00	39.13

Number of holders

As of March 21, 2014, there were 11,420 shareholders of record.

Dividend policy

On March 27, 2013, the Board declared a 25% increase in our first quarter dividend, resulting in an increase from $0.12 to $0.15 per Signet Common Share. For Fiscal 2014, dividends of $0.15 per Common Share were paid on May 29, 2013, August 28, 2013, November 26, 2013 and February 27, 2014. For Fiscal 2013, dividends of $0.12 per Common Share were paid on May 29, 2012, August 28, 2012, November 26, 2012 and February 27, 2013. Future payments of quarterly dividends will be based on Signet’s ability to satisfy all applicable statutory and regulatory requirements and its continued financial strength. Any future payment of cash dividends will depend upon such factors as Signet’s earnings, capital requirements, financial condition, financing agreement restrictions and other factors deemed relevant by the Board.

Repurchases of equity securities

The following table contains the Company’s repurchases of equity securities in the fourth quarter of Fiscal 2014:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
November 3, 2013 to November 30, 2013	29,700	$74.86	29,700	$297,776,769
December 1, 2013 to December 28, 2013	7,402	$75.00	7,402	$297,221,642
December 29, 2013 to February 1, 2014	25,000	$72.98	25,000	$295,397,069

Total	62,102	$74.12	62,102	$295,397,069

(1)	On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice.

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

The following graph compares the cumulative total return to holders of Signet’s Common Shares against the cumulative total return of the Russell 1000 Index and Dow Jones US General Retailers Index for the five year period ended February 1, 2014. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s Common Shares and the respective indices on January 31, 2009 through February 1, 2014 including reinvestment of any dividends, and is adjusted to reflect a 1-for-20 share consolidation in September 2008.

Exchange controls

The Parent Company is classified by the Bermuda Monetary Authority as a non-resident of Bermuda for exchange control purposes. The transfer of Common Shares between persons regarded as resident outside Bermuda for exchange control purposes may be effected without specific consent under the Exchange Control Act of 1972 of Bermuda and regulations thereunder and the issuance of Common Shares to persons regarded as resident outside Bermuda for exchange control purposes may also be effected without specific consent under the Exchange Control Act of 1972 and regulations thereunder. Issues and transfers of Common Shares involving any person regarded as resident in Bermuda for exchange control purposes may require specific prior approval under the Exchange Control Act of 1972.

The owners of Common Shares who are ordinarily resident outside Bermuda are not subject to any restrictions on their rights to hold or vote their shares. Because the Parent Company has been designated as a non-resident for Bermuda exchange control purposes, there are no restrictions on its ability to transfer funds into and out of Bermuda or to pay dividends to US residents who are holders of Common Shares, other than in respect of local Bermuda currency.

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

The summaries provide general guidance to US holders (as defined below) who hold Common Shares as capital assets (within the meaning of section 1221 of the US Internal Revenue Code of 1986, as amended (the “US Code”)) and to persons resident and domiciled for tax purposes in the UK who hold Common Shares as an investment, and not to any holders who are taxable in the UK on a remittance basis or who are subject to special tax rules, such as banks, financial institutions, broker-dealers, persons subject to mark-to-market treatment, UK resident individuals who hold their Common Shares under a personal equity plan, persons that hold their Common Shares as a position in part of a straddle, conversion transaction, constructive sale or other integrated investment, US holders whose “functional currency” is not the US dollar, persons who received their Common Shares by exercising employee share options or otherwise as compensation, persons who have acquired their Common Shares by virtue of any office or employment, S corporations or other pass-through entities (or investors in S corporations or other passthrough entities), mutual funds, insurance companies, tax-exempt organizations, US holders subject to the alternative minimum tax, certain expatriates or former long-term residents of the US, and US holders that directly or by attribution hold 10% or more of the voting power of the Parent Company’s shares. This summary does not address US federal estate tax, state or local taxes, or the 3.8% Medicare tax on net investment income.

The summaries are not intended to provide specific advice and no action should be taken or omitted to be taken in reliance upon it. If you are in any doubt about your taxation position, or if you are resident or domiciled outside the UK or resident or otherwise subject to taxation in a jurisdiction outside the UK or the US, you should consult your own professional advisers immediately.

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

If the Parent Company is characterized as a PFIC, US holders would suffer adverse tax consequences, and US federal income tax consequences different from those described above may apply. These consequences may include having gains realized on the disposition of Common Shares treated as ordinary income rather than capital gain and being subject to punitive interest charges on certain distributions and on the proceeds of the sale or other disposition of Common Shares. The Parent Company believes that it is not a PFIC and that it will not be a PFIC for the foreseeable future. However, since the tests for PFIC status depend upon facts not entirely within the Parent Company’s control, such as the amounts and types of its income and values of its assets, no assurance can be provided that the Parent Company will not become a PFIC. US holders of PFIC shares are required to file IRS Form 8621 annually. US holders should consult their own tax advisers regarding the potential application of the PFIC rules to Common Shares.

Foreign financial asset reporting requirement

A US holder that is an individual and holds certain foreign financial assets (including Signet’s Common Shares) must file IRS Form 8938 to report the ownership of such assets if the total value of those assets exceeds the applicable threshold amounts, generally $50,000 on the last day of the tax year or more than $75,000 at any time during the tax year. Some US holders may be subject to a greater threshold before reporting is required. Proposed regulations also would require certain domestic entities that are formed, or availed of, for purposes of holding, directly or indirectly, specified foreign financial assets to file IRS Form 8938. However, in general, such form is not required to be filed with respect to Signet’s Common Shares if they are held through a domestic financial institution.

Taxpayers who fail to make the required disclosure with respect to any taxable year are subject to a penalty of $10,000 for such taxable year, which may be increased up to $50,000 for a continuing failure to file the form after being notified by the IRS. In addition, the failure to file Form 8938 will extend the statute of limitations for a taxpayer’s entire related income tax return (and not just the portion of the return that relates to the omission) until at least three years after the date on which the Form 8938 is filed.

All US holders are urged to consult with their own tax advisors with respect to the application of this reporting requirement to their circumstances.

UK taxation

Chargeable gains

A disposal of Common Shares by a shareholder who is resident in the UK may, depending on individual circumstances (including the availability of exemptions or allowable losses), give rise to a liability to (or an allowable loss for the purposes of) UK taxation of chargeable gains.

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

A UK resident individual shareholder who is liable to UK income tax at no more than the basic rate will be liable to income tax on dividends paid by the Parent Company on the Common Shares at the dividend ordinary rate (10% in tax year 2013/14). A UK resident individual shareholder who is liable to UK income tax at the higher rate will be subject to income tax on the dividend income at the dividend upper rate (32.5% in 2013/14). A further rate of income tax (the “additional rate”) will apply to individuals with taxable income over a certain threshold, which is currently £150,000 for 2013/14. A UK resident individual shareholder subject to the additional rate will be liable to income tax on their dividend income at the dividend additional rate of 37.5% (in 2013/14, as from the start of this tax year on April 6, 2013) of the gross dividend to the extent that the gross dividend when treated as the top slice of the shareholder’s income falls above the current £150,000 threshold.

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

The financial data included below for Fiscal 2014, Fiscal 2013 and Fiscal 2012 have been derived from the audited consolidated financial statements included in Item 8. The financial data for these periods should be read in conjunction with the financial statements, including the notes thereto, and Item 7. The financial data included below for Fiscal 2011 and Fiscal 2010 have been derived from the previously published consolidated audited financial statements not included in this document.

FINANCIAL DATA:	Fiscal 2014	Fiscal 2013(1)	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(in millions)
Income statement:
Sales	$4,209.2	$3,983.4	$3,749.2	$3,437.4	$3,273.6
Cost of sales	(2,628.7)	(2,446.0)	(2,311.6)	(2,194.5)	(2,208.0)

Gross margin	1,580.5	1,537.4	1,437.6	1,242.9	1,065.6
Selling, general and administrative expenses	(1,196.7)	(1,138.3)	(1,056.7)	(980.4)	(916.5)
Other operating income, net	186.7	161.4	126.5	110.0	115.4

Operating income	570.5	560.5	507.4	372.5	264.5
Interest expense, net	(4.0)	(3.6)	(5.3)	(72.1)	(34.0)

Income before income taxes	566.5	556.9	502.1	300.4	230.5
Income taxes	(198.5)	(197.0)	(177.7)	(100.0)	(73.4)

Net income	$368.0	$359.9	$324.4	$200.4	$157.1

EBITDA(2)	$680.7	$659.9	$599.8	$470.3	$373.4

Income statement:	(as a percent to sales)
Sales	100.0	100.0	100.0	100.0	100.0
Cost of sales	(62.5)	(61.4)	(61.7)	(63.8)	(67.4)

Gross margin	37.5	38.6	38.3	36.2	32.6
Selling, general and administrative expenses	(28.4)	(28.6)	(28.2)	(28.5)	(28.0)
Other operating income, net	4.4	4.1	3.4	3.1	3.5

Operating income	13.5	14.1	13.5	10.8	8.1
Interest expense, net	(0.1)	(0.1)	(0.1)	(2.1)	(1.1)

Income before income taxes	13.4	14.0	13.4	8.7	7.0
Income taxes	(4.7)	(5.0)	(4.7)	(2.9)	(2.2)

Net income	8.7	9.0	8.7	5.8	4.8

EBITDA(2)	16.2	16.6	16.0	13.7	11.4

Per share data:
Earnings per share: basic	$4.59	$4.37	$3.76	$2.34	$1.84
diluted	$4.56	$4.35	$3.73	$2.32	$1.83
Weighted average common shares outstanding:
basic (million)	80.2	82.3	86.2	85.7	85.3
diluted (million)	80.7	82.8	87.0	86.4	85.7
Dividends declared per share	$0.60	$0.48	$0.20	—	$—

(1)	Fiscal 2013 was a 53 week period. The 53rd week added $56.4 million in net sales and decreased diluted earnings per share by approximately $0.02 for both the fourth quarter and fiscal period.
(2)	EBITDA is a non-GAAP measures, see “GAAP and non-GAAP Measures” below.

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
(in millions)
Balance sheet:
Total assets	$4,029.2	$3,719.0	$3,611.4	$3,089.8	$3,044.9
Total liabilities	1,466.1	1,389.1	1,332.3	1,150.8	1,341.3
Total shareholders’ equity	2,563.1	2,329.9	2,279.1	1,939.0	1,703.6
Working capital	2,356.9	2,164.2	2,158.3	1,831.3	1,814.3
Cash and cash equivalents	247.6	301.0	486.8	302.1	316.2
Loans and overdrafts	(19.3)	—	—	(31.0)	(44.1)
Long-term debt	—	—	—	—	(280.0)

Net cash (debt)(1)	$228.3	$301.0	$486.8	$271.1	$(7.9)
Common shares outstanding	80.2	81.4	86.9	86.2	85.5

Cash flow:
Net cash provided by operating activities	$235.5	$312.7	$325.2	$323.1	$515.3
Net cash used in investing activities	(160.4)	(190.9)	(97.8)	(55.6)	(43.5)
Net cash used in financing activities	(124.8)	(308.1)	(40.0)	(282.3)	(251.6)

(Decrease) increase in cash and cash equivalents	$(49.7)	$(186.3)	$187.4	$(14.8)	$220.2
Ratios:
Operating margin	13.5%	14.1%	13.5%	10.8%	8.1%
Effective tax rate	35.0%	35.4%	35.4%	33.3%	31.8%
ROCE(1)	25.2%	28.1%	28.6%	23.0%	15.0%

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
Store data:
Store numbers (at end of period)
US	1,471	1,443	1,318	1,317	1,361
UK	493	511	535	540	552
Percentage increase (decrease) in same store sales
US	5.2%	4.0%	11.1%	8.9%	0.2%
UK	1.0%	0.3%	0.9%	(1.4)%	(2.4)%
Signet	4.4%	3.3%	9.0%	6.7%	(0.4)%
Number of employees (full-time equivalents)	18,179 (2)	17,877 (3)	16,555	16,229	16,320

(1)	Net cash (debt) and ROCE are non-GAAP measures, see “GAAP and non-GAAP Measures” below.
(2)	Number of employees includes 211 full-time equivalents employed at the diamond polishing plant located in Botswana.
(3)	Number of employees includes 830 full-time equivalents employed by Ultra.

GAAP AND NON-GAAP MEASURES

The discussion and analysis of Signet’s results of operations, financial condition and liquidity contained in this Report are based upon the consolidated financial statements of Signet which are prepared in accordance with US GAAP and should be read in conjunction with Signet’s financial statements and the related notes included in Item 8. A number of non-GAAP measures are used by management to analyze and manage the performance of the business, and the required disclosures for these non-GAAP measures are shown below. In particular, the terms “at constant exchange rates,” “underlying” and “underlying at constant exchange rates” are used in a number of places. “At constant exchange rates” is used to indicate where items have been adjusted to eliminate the impact of exchange rate movements on translation of pound sterling amounts to US dollars. “Underlying” is used to indicate where adjustments for significant, unusual and non-recurring items have been made and “underlying at constant exchange rates” indicates where the underlying items have been further adjusted to eliminate the impact of exchange rate movements on translation of pound sterling amounts to US dollars.

Signet provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with GAAP.

1. Income statement at constant exchange rates

Movements in the US dollar to pound sterling exchange rate have an impact on Signet’s results. The UK division is managed in pounds sterling as sales and a majority of its operating expenses are incurred in that currency and its results are then translated into US dollars for external reporting purposes. Management believes it assists in understanding the performance of Signet and its UK division if constant currency figures are given. This is particularly so in periods when exchange rates are volatile. The constant currency amounts are calculated by retranslating the prior year figures using the current year’s exchange rate. Management considers it useful to exclude the impact of movements in the pound sterling to US dollar exchange rate to analyze and explain changes and trends in Signet’s sales and costs.

(a) Fiscal 2014 percentage change in results at constant exchange rates

	Fiscal 2014	Fiscal 2013(1)	Change	Impact of exchange rate movement	Fiscal 2013 at constant exchange rates (non-GAAP)	Fiscal 2014 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	3,517.6	3,273.9	7.4	—	3,273.9	7.4
UK	685.6	709.5	(3.4)	(4.2)	705.3	(2.8)
Other	6.0	—	nm	—	—	nm

	4,209.2	3,983.4	5.7	(4.2)	3,979.2	5.8
Cost of sales	(2,628.7)	(2,446.0)	(7.5)	4.1	(2,441.9)	(7.6)

Gross margin	1,580.5	1,537.4	2.8	(0.1)	1,537.3	2.8
Selling, general and administrative expenses	(1,196.7)	(1,138.3)	(5.1)	1.9	(1,136.4)	(5.3)
Other operating income, net	186.7	161.4	15.7	(0.1)	161.3	15.7

Operating income (loss):
US	553.2	547.8	1.0	—	547.8	1.0
UK	42.4	40.0	6.0	1.7	41.7	1.7
Other	(25.1)	(27.3)	8.1	—	(27.3)	8.1

	570.5	560.5	1.8	1.7	562.2	1.5
Interest expense, net	(4.0)	(3.6)	(11.1)	—	(3.6)	(11.1)

Income before income taxes	566.5	556.9	1.7	1.7	558.6	1.4
Income taxes	(198.5)	(197.0)	(0.8)	(0.3)	(197.3)	(0.6)

Net income	368.0	359.9	2.3	1.4	361.3	1.9

Basic earnings per share	$4.59	$4.37	5.0	$0.02	$4.39	4.6
Diluted earnings per share	$4.56	$4.35	4.8	$0.01	$4.36	4.6

(1)	Fiscal 2013 was a 53 week period. The 53rd week added $56.4 million in net sales and decreased diluted earnings per share by approximately $0.02 for the fiscal period.
nm	Not meaningful as Fiscal 2014 is the first year of sales.

(b) Fourth quarter Fiscal 2014 percentage change in results at constant exchange rates

	13 weeks ended February 1, 2014	14 weeks ended February 2, 2013(1)	Change	Impact of exchange rate movement	14 weeks ended February 2, 2013 at constant exchange rates (non-GAAP)	13 weeks ended February 1, 2014 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	1,288.0	1,244.9	3.5	—	1,244.9	3.5
UK	272.2	268.4	1.4	5.3	273.7	(0.5)
Other	3.8	—	nm	—	—	nm

	1,564.0	1,513.3	3.4	5.3	1,518.6	3.0
Cost of sales	(915.2)	(876.2)	(4.5)	(2.8)	(879.0)	(4.1)

Gross margin	648.8	637.1	1.8	2.5	639.6	1.4
Selling, general and administrative expenses	(425.8)	(410.9)	(3.6)	(0.7)	(411.6)	(3.4)
Other operating income, net	47.6	41.5	14.7	(0.2)	41.3	15.3

Operating income (loss):
US	227.9	227.5	0.2	—	227.5	0.2
UK	51.7	48.8	5.9	1.7	50.5	2.4
Other	(9.0)	(8.6)	(4.7)	(0.1)	(8.7)	(3.4)

	270.6	267.7	1.1	1.6	269.3	0.5
Interest expense, net	(1.2)	(1.1)	(9.1)	0.1	(1.0)	(20.0)

Income before income taxes	269.4	266.6	1.1	1.7	268.3	0.4
Income taxes	(94.2)	(94.8)	0.6	(0.3)	(95.1)	0.9

Net income	175.2	171.8	2.0	1.4	173.2	1.2

Basic earnings per share	$2.20	$2.13	3.3	$0.02	$2.15	2.3
Diluted earnings per share	$2.18	$2.12	2.8	$0.01	$2.13	2.3

(1)	Fourth quarter Fiscal 2013 was a 14 week period. The 14th week added $56.4 million in net sales and decreased diluted earnings per share by approximately $0.02 for the fourth quarter.
nm	Not meaningful as Fiscal 2014 is the first year of sales.

(c) Fiscal 2013 percentage change in results at constant exchange rates

	Fiscal 2013	Fiscal 2012	Change	Impact of exchange rate movement	Fiscal 2012 at constant exchange rates (non-GAAP)	Fiscal 2013 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	3,273.9	3,034.1	7.9	—	3,034.1	7.9
UK	709.5	715.1	(0.8)	(4.5)	710.6	(0.2)

	3,983.4	3,749.2	6.2	(4.5)	3,744.7	6.4
Cost of sales	(2,446.0)	(2,311.6)	(5.8)	3.0	(2,308.6)	(6.0)

Gross margin	1,537.4	1,437.6	6.9	(1.5)	1,436.1	7.1
Selling, general and administrative expenses	(1,138.3)	(1,056.7)	(7.7)	1.2	(1,055.5)	(7.8)
Other operating income, net	161.4	126.5	27.6	—	126.5	27.6

Operating income (loss):
US	547.8	478.0	14.6	—	478.0	14.6
UK	40.0	56.1	(28.7)	(0.4)	55.7	(28.2)
Unallocated	(27.3)	(26.7)	(2.2)	0.1	(26.6)	(2.6)

	560.5	507.4	10.5	(0.3)	507.1	10.5
Interest expense, net	(3.6)	(5.3)	32.1	—	(5.3)	32.1

Income before income taxes	556.9	502.1	10.9	(0.3)	501.8	11.0
Income taxes	(197.0)	(177.7)	(10.9)	0.1	(177.6)	(10.9)

Net income	359.9	324.4	10.9	(0.2)	324.2	11.0

Basic earnings per share	$4.37	$3.76	16.2	$—	$3.76	16.2
Diluted earnings per share	$4.35	$3.73	16.6	$—	$3.73	16.6

(d) Fourth quarter Fiscal 2013 percentage change in results at constant exchange rates

	14 weeks ended February 2, 2013	13 weeks ended January 28, 2012	Change	Impact of exchange rate movement	13 weeks ended January 28, 2012 at constant exchange rates (non-GAAP)	14 weeks ended February 2, 2013 change at constant exchange rates (non-GAAP)
	$million	$million	%	$million	$million	%
Sales by origin and destination:
US	1,244.9	1,090.1	14.2	—	1,090.1	14.2
UK	268.4	263.7	1.8	6.7	270.4	(0.7)

	1,513.3	1,353.8	11.8	6.7	1,360.5	11.2
Cost of sales	(876.2)	(790.6)	(10.8)	(5.1)	(795.7)	(10.1)

Gross margin	637.1	563.2	13.1	1.6	564.8	12.8
Selling, general and administrative expenses	(410.9)	(348.8)	(17.8)	(2.3)	(351.1)	(17.0)
Other operating income, net	41.5	29.5	40.7	—	29.5	40.7

Operating income (loss):
US	227.5	191.0	19.1	—	191.0	19.1
UK	48.8	58.5	(16.6)	(0.5)	58.0	(15.9)
Unallocated	(8.6)	(5.6)	(53.6)	(0.2)	(5.8)	(48.3)

	267.7	243.9	9.8	(0.7)	243.2	10.1
Interest expense, net	(1.1)	(1.5)	26.7	—	(1.5)	26.7

Income before income taxes	266.6	242.4	10.0	(0.7)	241.7	10.3
Income taxes	(94.8)	(85.8)	(10.5)	0.2	(85.6)	(10.7)

Net income	171.8	156.6	9.7	(0.5)	156.1	10.1

Basic earnings per share	$2.13	$1.81	17.7	$—	$1.81	17.7
Diluted earnings per share	$2.12	$1.79	18.4	$—	$1.79	18.4

2. Net cash

Net cash is the total of cash and cash equivalents less loans, overdrafts and long-term debt, and is helpful in providing a measure of the total indebtedness of the business.

	February 1, 2014	February 2, 2013	January 28, 2012
(in millions)
Cash and cash equivalents	$247.6	$301.0	$486.8
Loans and overdrafts	(19.3)	—	—
Long-term debt	—	—	—

Net cash	$228.3	$301.0	$486.8

3. Return on capital employed excluding goodwill (“ROCE”)

ROCE is calculated by dividing the 52 week annual operating income by the average quarterly capital employed and is expressed as a percentage. Capital employed includes accounts and other receivables, inventories, intangible assets excluding goodwill, property, plant and equipment, other assets, accounts payable, accrued expenses and other current liabilities, other liabilities, deferred revenue and retirement benefit asset/obligation. This is a key performance indicator used by management for assessing the effective operation of the business and is considered a useful disclosure for investors as it provides a measure of the return on Signet’s operating assets.

4. Free cash flow

Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment, net. Management considers that this is helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow does not represent the residual cash flow available for discretionary expenditure.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Net cash provided by operating activities	$235.5	$312.7	$325.2
Purchase of property, plant and equipment, net	(152.7)	(134.2)	(97.8)

Free cash flow	$82.8	$178.5	$227.4

5. Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)

EBITDA is a non-GAAP measure defined as earnings before interest and income taxes (operating income), depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and ammortization costs. Management believes this financial measure is helpful to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies.

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
(in millions)
Operating income	$570.5	$560.5	$507.4	$372.5	$264.5
Depreciation and amortization	110.2	99.4	92.4	97.8	108.9

EBITDA	$680.7	$659.9	$599.8	$470.3	$373.4

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, risks relating to Signet being a Bermuda corporation, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, the ability to complete the acquisition of Zale, the ability to obtain requisite regulatory approval without unacceptable conditions, the ability to obtain Zale stockholder approval, the potential impact of the announcement and consummation of the Zale acquisition on relationships, including with employees, suppliers, customers and competitors and any related impact on integration and anticipated synergies, the impact of stockholder litigation with respect to the Zale acquisition, and our ability to successfully integrate Zale’s operations and to realize synergies from the transaction.

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

A number of non-GAAP measures are used by management to analyze and manage the performance of the business, and the required disclosures for these measures are given in Item 6. Signet provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. The Company’s management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with GAAP.

Exchange translation impact

The monthly average exchange rates are used to prepare the income statement and are calculated each month from the weekly average exchange rates weighted by sales of the UK division. In Fiscal 2015, it is anticipated a one cent movement in the pound sterling to US dollar exchange rate would impact income before income tax by approximately $0.3 million.

Fiscal 2014 overview

The Fiscal 2014 results were led by a same store sales increase of 4.4% compared to an increase of 3.3% in Fiscal 2013; total sales were up by 5.7% to $4,209.2 million compared to $3,983.4 million in Fiscal 2013. As Signet follows the retail 4-5-4 reporting calendar, Fiscal 2013 included an extra week in the fourth quarter of Fiscal 2013 (the “53rd week”). The effect of the 53rd week added $56.4 million in net sales in Fiscal 2013 and decreased diluted earnings per share by approximately $0.02 for Fiscal 2013. Excluding the impact of the 53rd week in Fiscal 2013, sales were up 7.2%; see Fiscal 2013 detailed commentary beginning on page 67 for further information on the impact of the 53rd week. Operating margin decreased 60 basis points to 13.5% compared to 14.1% in Fiscal 2013. Operating income and diluted earnings per share increased to $570.5 million compared to $560.5 million in Fiscal 2013 and $4.56 per share compared to $4.35 in Fiscal 2013, up by 1.8% and 4.8% respectively.

At February 1, 2014 and February 2, 2013, Signet had no long-term debt and cash and cash equivalents of $247.6 and $301.0 million, respectively. During Fiscal 2014, Signet repurchased approximately 1.6 million shares at an average cost of $67.24 per share, which represented 1.9% of the shares outstanding at the start of Fiscal 2014, as compared to 6.4 million shares repurchased in Fiscal 2013 at an average cost of $44.70.

Drivers of operating profitability

The key drivers of operating profitability are:

•	sales performance;

•	gross margin;

•	level of selling, general and administrative expenses;

•	balance between the change in same store sales and sales from new store space; and

•

movements in the US dollar to pound sterling exchange rate, as 16% of Signet’s sales and approximately 7% of operating income, including unallocated corporate administrative costs, were generated in the UK in Fiscal 2014 and Signet reports its results in US dollars.

These and other drivers are discussed more fully below.

Sales

Sales performance in both the US and UK divisions is driven by the change in same store sales and net store selling space. Same store sales growth is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year. Sales from stores that have been open for less than 12 months, including acquisitions, are excluded from the comparison until their 12-month anniversary. Sales from the 12-month anniversary onwards are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic area, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Sales to employees are also excluded. Comparisons at divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. eCommerce sales are included in the calculation of sales for the period and the comparative figures from the anniversary of the launch of the relevant website. Same store sales exclude the 53rd week in the fiscal year in which it occurs. Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry.

A new US store typically has sales ranging from 70% to 75% of a five year old store, and will only contribute to sales for part of the fiscal year in which it is opened. Store openings are usually planned to occur in the third quarter, and store closures in January, although this does not always occur. When investing in new space, management has stringent operating and financial criteria. US net space increased 5% in Fiscal 2014, compared to an increase of 11% in Fiscal 2013 of which 7% related to the Ultra Acquisition. In the UK, there has typically been a decline in net space as the division has exited from retail markets where operation no longer meets the economic criteria established by management due to growth in regional malls. The UK net space decreased by 3% in both Fiscal 2014 and Fiscal 2013.

Net change in store selling space

	US		UK	Signet
Fiscal 2014:
Openings	81	(1)	2	83
Closures	(53	)(2)	(20)	(73)
Net change in store selling space	5%		(3)%	4%
Fiscal 2013:
Openings or acquisitions	158	(3)	—	158
Closures	(33)		(24)	(57)
Net change in store selling space	11%		(3)%	8%
Fiscal 2012:
Openings	23		3	26
Closures	(22)		(8)	(30)
Net change in store selling space	1%		0%	1%

(1)	Includes 3 Ultra Diamonds stores opened in Fiscal 2014.
(2)	Includes 15 Ultra stores closed in Fiscal 2014.
(3)	Includes Ultra stores and excludes 33 Ultra licensed jewelry departments.

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

Important factors that impact gross margin are the cost of diamonds and gold and our ability to adjust prices to offset such costs. In the US division, about 55% of the cost of merchandise sold is accounted for by polished diamonds and about 15% is accounted for by gold. In the UK division, diamonds and gold account for about 10% and about 15%, respectively, of the cost of merchandise sold, and watches for about 45%. The pound sterling to US dollar exchange rate also has a material impact as a significant proportion of the merchandise sold in the UK is purchased in US dollars. At times, Signet uses gold and currency hedges to reduce its exposure to market volatility in the cost of gold and the pound sterling to US dollar exchange rate, but is not able to do so for diamonds. For gold and currencies, the hedging period can extend to 24 months, although the majority of hedge contracts will normally be for a maximum of 12 months.

The price of diamonds varies depending on their size, cut, color and clarity. Demand for diamonds is primarily driven by the manufacture and sale of diamond jewelry and their future price is uncertain.

During Fiscal 2014, while the cost of gold remained volatile, the overall cost of gold decreased significantly from Fiscal 2013, with an average cost of $1,246 per troy ounce in January 2014 compared to an average cost of $1,671 per troy ounce in January 2013. The future price of gold is uncertain.

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

The impact on operating income of a sharp, unexpected increase or decrease in same store sales performance can be significant. This is particularly so when it occurs in the fourth quarter due to the seasonality of the business. In the medium term, there is more opportunity to adjust costs to the changed sales level, but the time it takes varies depending on the type of cost. An example of where it can take a number of months to adjust costs is expenditure on national network television advertising in the US, where Signet makes most of its commitments for the year ahead during its second quarter. It is even more difficult to reduce base lease costs in the short or medium term, as leases in US malls are typically for 10 years, Jared sites for 20 years and in the UK for five plus years.

Operating income may also be impacted by significant, unusual and non-recurring items. For example, in Fiscal 2011, the impact of amendments to the Truth in Lending Act had an estimated net direct adverse impact on operating income of $11.9 million, primarily by reducing other operating income. In Fiscal 2010, the vacation entitlement policy in the US division was changed, which resulted in the selling, general and administrative costs being reduced, while operating income increased by $13.4 million. Other line items may also be impacted by significant, unusual and non-recurring items. For example, in Fiscal 2011, Signet made a “Make Whole Payment” of $47.5 million, reflected as an increase to interest expense as a result of the prepayment in full of private placement notes in November 2010.

Results of operations

	Fiscal 2014	Fiscal 2013(1)	Fiscal 2012
(in millions)
Sales	$4,209.2	$3,983.4	$3,749.2
Cost of sales	(2,628.7)	(2,446.0)	(2,311.6)

Gross margin	1,580.5	1,537.4	1,437.6
Selling, general and administrative expenses	(1,196.7)	(1,138.3)	(1,056.7)
Other operating income, net	186.7	161.4	126.5

Operating income	570.5	560.5	507.4
Interest expense, net	(4.0)	(3.6)	(5.3)

Income before income taxes	566.5	556.9	502.1
Income taxes	(198.5)	(197.0)	(177.7)

Net income	$368.0	$359.9	$324.4

(1)	Fiscal 2013 was a 53 week period. The 53rd week added $56.4 million in net sales and decreased diluted earnings per share by approximately $0.02 for both the fourth quarter and fiscal period.

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in the statements of consolidated income:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(% to sales)
Sales	100.0	100.0	100.0
Cost of sales	(62.5)	(61.4)	(61.7)

Gross margin	37.5	38.6	38.3
Selling, general and administrative expenses	(28.4)	(28.6)	(28.2)
Other operating income, net	4.4	4.1	3.4

Operating income	13.5	14.1	13.5
Interest expense, net	(0.1)	(0.1)	(0.1)

Income before income taxes	13.4	14.0	13.4
Income taxes	(4.7)	(5.0)	(4.7)

Net income	8.7	9.0	8.7

COMPARISON OF FISCAL 2014 TO FISCAL 2013

Summary of Fiscal 2014

•	Total sales: up 5.7% to $4,209.2 million

•	Same store sales: up 4.4%

•	Operating income: up 1.8% to $570.5 million

•	Operating margin: decreased to 13.5%, down 60 basis points

•	Diluted earnings per share: up 4.8% to $4.56

In Fiscal 2014, Signet’s same store sales increased by 4.4%, compared to an increase of 3.3% in Fiscal 2013. Total sales were $4,209.2 million compared to $3,983.4 million in Fiscal 2013, up $225.8 million or 5.7% compared to an increase of 6.2% in Fiscal 2013. eCommerce sales were $164.1 million compared to $129.8 million in Fiscal 2013, up $34.3 million or 26.4%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 53rd week(1)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
US division	5.2%	3.7%	(1.5)%	7.4%	—	7.4%	$3,517.6
UK division	1.0%	(1.9)%	(1.9)%	(2.8)%	(0.6)%	(3.4)%	$685.6
Other(4)	—	nm	—	nm	—	nm	$6.0

Signet	4.4%	2.9%	(1.5)%	5.8%	(0.1)%	5.7%	$4,209.2

(1)

The 53rd week in Fiscal 2013 resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are calculated by aligning the weeks of the year to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.

(2)	Includes all sales from stores not open or owned for 12 months.
(3)	Non-GAAP measure, see Item 6.
(4)	Includes sales from Signet’s diamond sourcing initiative.
nm	Not meaningful as Fiscal 2014 is the first year of sales.

US sales

In Fiscal 2014, the US division’s sales were $3,517.6 million compared to $3,273.9 million in Fiscal 2013, up $243.7 million or 7.4%, and same store sales increased by 5.2% compared to an increase of 4.0% in Fiscal 2013. eCommerce sales were $129.0 million compared to $101.4 million in Fiscal 2013, up $27.6 million or 27.2%. See the table below for analysis of sales growth.

	Change from previous year
Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 53rd week(1)	Total sales as reported	Total sales (in millions)
Kay(3)	6.5%	4.0%	(1.5)%	9.0%	$2,157.8
Jared	4.7%	3.0%	(1.6)%	6.1%	$1,064.7
Regional brands(4)	(2.4)%	4.7%	(1.1)%	1.2%	$295.1

US division	5.2%	3.7%	(1.5)%	7.4%	$3,517.6

(1)

The 53rd week in Fiscal 2013 resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are calculated by aligning the weeks of the year to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.

(2)	Includes all sales from stores not open or owned for 12 months.
(3)	Includes 65 Ultra stores converted to the Kay brand in Fiscal 2014.
(4)	Includes the remaining 30 Ultra stores not converted to the Kay brand in 2014.

	Average Merchandise Transaction Value(1)(2)(3)				Merchandise Transactions(3)
	Average Value		Change from previous year		Change from previous year
Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Kay	$382	$368	3.8%	3.1%	6.4%	5.5%
Jared	$541	$544	(0.6)%	(1.4)%	7.2%	5.7%
Regional brands	$395	$376	5.1%	1.3%	(10.9)%	(7.2)%
US division	$421	$410	2.7%	1.5%	5.0%	4.3%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Fiscal 2014 includes Ultra transaction data beginning in June 2013, when the Ultra integration was completed. Fiscal 2013 excludes Ultra transaction data as the integration was not yet completed.

Sales increases in the US for Fiscal 2014 were driven by a variety of merchandise categories in both Kay and Jared, as well as the inclusion of Ultra for a full year, which added an additional $91.3 million of sales. The number of merchandise transactions increased in both Kay and Jared while the average merchandise transaction value increased in Kay and declined slightly in Jared primarily due to changes in sales mix. Branded differentiated and exclusive merchandise increased its participation by 370 basis points to 31.1% of the US division’s merchandise sales. This was primarily driven by higher sales of Artistry Diamonds®, Jared Vivid® Diamonds, Le Vian®, Neil Lane Bridal® and Neil Lane Designs®, Tolkowsky® Diamond and Shades of Wonder®. By category, bridal, colored diamonds, fashion jewelry, beads and watches all performed well.

UK sales

In Fiscal 2014, the UK division’s sales were down by 3.4% to $685.6 million compared to $709.5 million in Fiscal 2013, and down 2.8% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales increased by 1.0% compared to an increase of 0.3% in Fiscal 2013. eCommerce sales were $35.1 million compared to $28.4 million in Fiscal 2013, up $6.7 million or 23.6%. See the table below for further analysis of sales.

	Change from previous year
Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 53rd week(1)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(0.3)%	(2.1)%	(1.8)%	(4.2)%	(0.5)%	(4.7)%	$368.9
Ernest Jones(4)	2.6%	(1.7)%	(2.0)%	(1.1)%	(0.7)%	(1.8)%	$316.7

UK division	1.0%	(1.9)%	(1.9)%	(2.8)%	(0.6)%	(3.4)%	$685.6

(1)

The 53rd week in Fiscal 2013 resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are calculated by aligning the weeks of the year to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.

(2)	Includes all sales from stores not open for 12 months.
(3)	Non-GAAP measure, see Item 6.
(4)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
H.Samuel	£72	£72	0.0%	2.9%	(4.3)%	(2.6)%
Ernest Jones(3)	£255	£276	(7.6)%	1.8%	6.1%	(2.2)%
UK division	£108	£109	(0.9)%	2.3%	(2.4)%	(2.5)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

Sales performance in the UK was primarily driven by an increase in same store sales performance of the business in the fourth quarter. The UK experienced sales growth primarily in bridal and fashion diamond jewelry, fashion watches, as well as prestige watches, exclusive of Rolex, which is being offered in fewer stores in Fiscal 2014. Average merchandise transaction value was consistent with the prior year comparable period in H.Samuel and declined slightly in Ernest Jones primarily due to sales mix. The number of merchandise transactions increased in Ernest Jones due primarily to increased focus on the bridal business and sales mix in watches and decreased in H.Samuel primarily due to the continued store closing program.

Fourth quarter sales

In the fourth quarter, Signet’s same store sales were up 4.3%, compared to an increase of 3.5% in the prior year fourth quarter, and total sales increased by 3.4% to $1,564.0 million compared to $1,513.3 million in the prior year fourth quarter, an increase of 11.8% in the prior year fourth quarter. eCommerce sales in the fourth quarter were $79.0 million compared to $63.9 million in the prior year fourth quarter, up $15.1 million or 23.6%. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fourth quarter of Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 14th week(1)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (millions)
US division	4.0%	3.2%	(3.7)%	3.5%	—	3.5%	$1,288.0
UK division	5.7%	(1.1)%	(5.1)%	(0.5)%	1.9%	1.4%	$272.2
Other(4)	—	nm	—	nm	—	nm	$3.8

Signet	4.3%	2.7%	(4.0)%	3.0%	0.4%	3.4%	$1,564.0

(1)	As the fourth quarter in Fiscal 2013 included 14 weeks, this resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.
(2)	Includes all sales from stores not open or owned for 12 months.
(3)	Non-GAAP measure, see Item 6.
(4)	Includes sales from Signet’s diamond sourcing initiative.
nm	Not meaningful as Fiscal 2014 is the first year of sales.

US sales

In the fourth quarter, the US division’s sales were $1,288.0 million compared to $1,244.9 million in the prior year fourth quarter, up 3.5%, and same store sales increased 4.0% compared to an increase of 4.9% in the prior year fourth quarter. eCommerce sales for the fourth quarter were $61.9 million compared to $51.0 million in the prior year fourth quarter, up $10.9 million or 21.4%. See the table below for further analysis of sales.

	Change from previous year
Fourth quarter of Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 14th week(1)	Total sales as reported	Total sales (in millions)
Kay(3)	4.9%	3.3%	(3.6)%	4.6%	$805.9
Jared	4.1%	6.9%	(4.5)%	6.5%	$382.7
Regional brands(4)	(3.1)%	(7.8)%	(2.6)%	(13.5)%	$99.4

US division	4.0%	3.2%	(3.7)%	3.5%	$1,288.0

(1)	As the fourth quarter in Fiscal 2013 included 14 weeks, this has resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are being calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.
(2)	Includes all sales from stores not open or owned for 12 months.
(3)	Includes 65 Ultra stores converted to the Kay brand in Fiscal 2014.
(4)	Includes the remaining 30 Ultra stores not converted to the Kay brand in 2014.

	Average Merchandise Transaction Value(1)(2)(3)				Merchandise Transactions(3)
Fourth quarter of Fiscal 2014	Average Value		Change from previous year		Change from previous year
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Kay	$344	$337	2.1%	4.7%	6.9%	6.0%
Jared	$486	$505	(3.8)%	(2.3)%	10.7%	14.0%
Regional brands	$362	$339	6.8%	1.2%	(11.5)%	(6.7)%
US division	$379	$375	1.1%	2.7%	6.2%	6.4%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	The fourth quarter of Fiscal 2014 includes Ultra transaction data while the fourth quarter of Fiscal 2013 excludes Ultra transaction data, as the integration was not yet completed.

US sales increases in the fourth quarter were driven by a variety of merchandise categories. By category, bridal, colored diamonds, fashion jewelry, beads and watches all performed well. The number of merchandise transactions increased in both Kay and Jared. Average merchandise transaction value increased in Kay primarily due to higher sales in branded merchandise. Average merchandise transaction value declined in Jared driven primarily by sales mix primarily due to higher bead sales.

UK sales

In the fourth quarter, the UK division’s sales were up by 1.4% to $272.2 million compared to $268.4 million in the prior year fourth quarter and down 0.5% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales increased 5.7% compared to a decrease of 1.9% in the prior year fourth quarter. eCommerce sales for the fourth quarter were $17.1 million compared to $12.9 million in the prior year fourth quarter, up $4.2 million or 32.6%. See table below for further analysis of sales.

	Change from previous year
Fourth quarter of Fiscal 2014	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 14th week(1)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	3.6%	(2.7)%	(4.6)%	(3.7)%	2.0%	(1.7)%	$151.5
Ernest Jones(4)	8.5%	1.1%	(5.9)%	3.7%	1.9%	5.6%	$120.7

UK division	5.7%	(1.1)%	(5.1)%	(0.5)%	1.9%	1.4%	$272.2

(1)	As the fourth quarter in Fiscal 2013 included 14 weeks, this resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.
(2)	Includes all sales from stores not open for 12 months.
(3)	Non-GAAP measure, see Item 6.
(4)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
Fourth quarter of Fiscal 2014	Average Value		Change from previous year		Change from previous year
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
H.Samuel	£69	£69	0.0%	(0.1)%	(3.0)%	(0.5)%
Ernest Jones(3)	£228	£234	(2.6)%	(6.8)%	5.7%	2.5%
UK division	£100	£99	1.0%	(2.4)%	(1.4)%	0.1%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

UK sales performance in the fourth quarter was primarily driven by growth in bridal and fashion diamond jewelry, fashion and prestige watches, exclusive of Rolex, which is being offered in fewer stores in Fiscal 2014. Average merchandise transaction value was consistent with the prior year comparable period in H.Samuel and declined slightly in Ernest Jones primarily due to sales mix. The number of merchandise transactions increased in Ernest Jones due primarily to increased focus on the bridal business and sales mix in watches and decreased in H.Samuel primarily due to the continued store closing program.

Cost of sales and gross margin

In Fiscal 2014, the consolidated gross margin was $1,580.5 million or 37.5% of sales compared to $1,537.4 million or 38.6% of sales in Fiscal 2013. The inclusion of the results of Ultra starting with the fourth quarter of Fiscal 2013 decreased both the consolidated and US gross margin rate by 50 basis points. The Ultra gross margin is lower than the core US business due to lower Ultra store productivity and the impact of the Ultra integration.

Gross margin dollars in the US increased by $50.0 million compared to Fiscal 2013, reflecting increased sales offset by a gross margin rate decline of 140 basis points, 50 basis points of which were attributed to Ultra. The remainder of the decrease was primarily attributed to the net impact of gold hedge losses associated with the decline in gold prices earlier this year and year-end inventory adjustments. In addition, lower gold spot prices reduced the recovery on trade-ins and inventory, store occupancy deleveraged by approximately 30 basis points primarily due to the inclusion of Ultra and an increase in the US net bad debt expense reduced gross margin by 20 basis points as the US net bad debt to US sales ratio was 3.9% compared to 3.7% in the prior year comparable period. The increase in this ratio was primarily due to growth in the outstanding receivable balance from increased credit penetration and change in credit program mix.

In the UK, gross margin dollars decreased $5.4 million compared to Fiscal 2013, reflecting lower sales partially offset by a gross margin rate increase of 30 basis points. The increase in the gross margin rate was primarily a result of store occupancy savings associated with store closures and lower store impairment charges partially offset by planned promotional activity.

In the fourth quarter, the consolidated gross margin was $648.8 million or 41.5% of sales compared to $637.1 million or 42.1% of sales in the prior year fourth quarter. Gross margin dollars in the US increased $9.1 million compared to the prior year fourth quarter, reflecting higher sales partially offset by a gross margin rate decrease of 70 basis points. The lower gross margin rate primarily reflects the net impact of gold hedge losses associated with the decline in gold prices earlier this year, fourth quarter promotional programs and year-end inventory adjustments, partially offset by favorable pricing. The US net bad debt expense to US sales ratio was 3.5% compared to 3.3% in the prior year fourth quarter.

In the UK, gross margin dollars increased $3.4 million compared to the prior year fourth quarter primarily reflecting the impact of higher sales and a gross margin rate improvement of 70 basis points. The increase in the gross margin rate was primarily a result of store occupancy savings associated with store closures, lower store impairment charges and foreign currency movements partially offset by planned promotional activities in the key holiday gift giving period.

Selling, general and administrative expenses (“SGA”)

Selling, general and administrative expenses for Fiscal 2014 were $1,196.7 million compared to $1,138.3 million in Fiscal 2013, up $58.4 million and as a percentage of sales decreased by 20 basis points to 28.4% of sales. The inclusion of the results for Ultra increased SGA by $32.6 million, which included $8.2 million related to one-time and integration costs and increased consolidated SGA and the US SGA rate by 20 basis points. In the US excluding the Ultra impact, expenses as a percentage of sales were favorable by 10 basis points as spending remained well-controlled. In addition, expense declines totaling $13.1 million in the UK and Corporate, reflecting the impact of cost reductions and currency fluctuations favorably impacted SGA.

In the fourth quarter, selling, general and administrative expenses were $425.8 million compared to $410.9 million in the prior year fourth quarter, up $14.9 million and as a percentage of sales increased by 10 basis points to 27.2% of sales. In the US, SGA expenses were higher primarily due to increased advertising spend. The overall SGA expense in the UK was relatively consistent with the prior year as savings were redeployed to advertising and store support.

Other operating income, net

In Fiscal 2014, other operating income was $186.7 million or 4.4% of sales compared to $161.4 million or 4.1% of sales in Fiscal 2013. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.

Other operating income in the fourth quarter was $47.6 million or 3.0% of sales compared to $41.5 million or 2.7% of sales in the prior year fourth quarter. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.

Operating income

For Fiscal 2014, operating income was $570.5 million or 13.5% of sales compared to $560.5 million or 14.1% of sales in Fiscal 2013. The US division’s operating income including Ultra was $553.2 million or 15.7% of sales compared to $547.8 million or 16.7% of sales in Fiscal 2013. The inclusion of Ultra in the full year results reduced the US operating margin by 80 basis points primarily due to the integration and one-time costs associated with Ultra, as well as the lower gross margins and store productivity associated with Ultra compared to the core US business. Operating income for the UK division was $42.4 million or 6.2% of sales compared to $40.0 million or 5.6% of sales in Fiscal 2013. The operating loss of the Other operating segment, which includes unallocated corporate administrative costs and Signet’s diamond sourcing initiative, was $25.1 million compared to $27.3 million in Fiscal 2013.

In the fourth quarter, operating income was $270.6 million or 17.3% of sales compared to $267.7 million or 17.7% of sales in the prior year fourth quarter. The US division’s operating income was $227.9 million or 17.7% of sales compared to $227.5 million or 18.3% of sales in the prior year fourth quarter. The UK division’s operating income was $51.7 million or 19.0% of sales compared to $48.8 million or 18.2% of sales in the prior year fourth quarter. The operating loss of the Other operating costs were $9.0 million compared to $8.6 million in the prior year fourth quarter.

Interest expense, net

In Fiscal 2014, net interest expense was $4.0 million compared to $3.6 million in Fiscal 2013.

In the fourth quarter, net interest expense was $1.2 million compared to $1.1 million in the prior year fourth quarter.

Income before income taxes

For Fiscal 2014, income before income taxes was up 1.7% to $566.5 million or 13.4% of sales compared to $556.9 million or 14.0% of sales in Fiscal 2013.

For the fourth quarter, income before income taxes was up 1.1% to $269.4 million or 17.2% of sales compared to $266.6 million or 17.6% of sales in the prior year fourth quarter.

Income taxes

Income tax expense for Fiscal 2014 was $198.5 million compared to $197.0 million in Fiscal 2013, with an effective tax rate of 35.0% for Fiscal 2014 compared to 35.4% in Fiscal 2013, due primarily to a lower level of state income tax expense, as well as a slightly higher proportion of profits earned outside the US.

In the fourth quarter, income tax expense was $94.2 million compared to $94.8 million in the prior year fourth quarter. The fourth quarter effective tax rate was 35.0% compared to 35.6% in the prior year fourth quarter.

Net income

Net income for Fiscal 2014 was up 2.3% to $368.0 million or 8.7% of sales compared to $359.9 million or 9.0% of sales in Fiscal 2013.

For the fourth quarter, net income was up 2.0% to $175.2 million or 11.2% of sales compared to $171.8 million or 11.3% of sales in the prior year fourth quarter.

Earnings per share

For Fiscal 2014, diluted earnings per share were $4.56 compared to $4.35 in Fiscal 2013, an increase of 4.8%. The weighted average diluted number of common shares outstanding was 80.7 million compared to 82.8 million in Fiscal 2013. Signet repurchased 1,557,673 shares in Fiscal 2014 compared to 6,425,296 shares in Fiscal 2013.

For the fourth quarter, diluted earnings per share were $2.18 compared to $2.12 in the prior year fourth quarter, up 2.8%. The weighted average diluted number of common shares outstanding was 80.3 million compared to 81.2 million in the prior year fourth quarter. Signet repurchased 62,102 shares during the fourth quarter compared to no shares in the prior year fourth quarter.

Dividends per share

In Fiscal 2014, dividends of $0.60 were approved by the Board of Directors compared to $0.48 in Fiscal 2013.

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

	Change from previous year
Fiscal 2013	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 53rd week	Total sales as reported	Total sales (in millions)
Kay	6.4%	1.5%	1.4%	9.3%	$1,953.3
Jared	1.6%	1.7%	1.5%	4.8%	$1,003.1
Regional brands	(3.4)%	(3.9)%	0.9%	(6.4)%	$271.8

US division, excluding Ultra	4.0%	1.0%	1.4%	6.4%	$3,228.2

Ultra(3)	—%	1.5%	—%	1.5%	$45.7

US division, including Ultra	4.0%	2.5%	1.4%	7.9%	$3,273.9

(1)	As Fiscal 2013 includes 53 weeks, sales in the last week of the fiscal year were not included.
(2)	Includes all sales from stores not open or owned for 12 months.
(3)	The change from previous year for Ultra is calculated as a percentage of total US sales.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal 2013	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Kay	$368	$357	3.1%	0.3%	5.5%	12.1%
Jared	$544	$552	(1.4)%	3.8%	5.7%	8.8%
Regional brands	$376	$371	1.3%	(0.3)%	(7.2)%	(4.1)%
US division, excluding Ultra	$410	$404	1.5%	1.3%	4.3%	9.5%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Sales increases in the US for Fiscal 2013 were driven by broad based strength across most merchandise categories in both Kay and Jared, as well as the Ultra Acquisition. The number of merchandise transactions increased in Kay and Jared. Average merchandise transaction values were up in Kay due to changes in sales mix and down in Jared due primarily to the loss of Rolex sales. Branded differentiated and exclusive merchandise increased its participation by 110 basis points to 27.4% of the US division’s merchandise sales. This was driven by a variety of merchandise initiatives including Le Vian®, Neil Lane Bridal® and Neil Lane DesignsTM, Tolkowsky® Diamond and Shades of WonderTM. Continued growth in bridal was also experienced. Sales in other categories were primarily driven by colored diamonds and strong growth in watches, excluding the impact of the discontinuation of Rolex. Jared same store sales of 1.6% were adversely impacted by 3.5% due to the one-time Rolex clearance event in Fiscal 2012 and the discontinuation of that watch line.

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

	Change from previous year
Fiscal 2013	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 53rd week	Total sales at constant exchange rate(3)(4)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	0.2%	(1.8)%	1.7%	0.1%	(0.6)%	(0.5)%	$387.0
Ernest Jones(5)	0.3%	(2.7)%	1.9%	(0.5)%	(0.6)%	(1.1)%	$322.5

UK division	0.3%	(2.3)%	1.8%	(0.2)%	(0.6)%	(0.8)%	$709.5

(1)	As Fiscal 2013 includes 53 weeks, sales in the last week of the fiscal year were not included.
(2)	Includes all sales from stores not open for 12 months.
(3)	Non-GAAP measure, see Item 6.
(4)	The average US dollar to pound sterling exchange rate in Fiscal 2013 was $1.59 (Fiscal 2012: $1.60).
(5)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal 2013	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
H.Samuel	£72	£70	2.9%	6.6%	(2.6)%	(3.3)%
Ernest Jones(3)	£276	£271	1.8%	12.1%	(2.2)%	(9.9)%
UK division	£109	£107	2.3%	7.1%	(2.5)%	(4.5)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

Sales performance in the UK was primarily attributed to lower traffic particularly in the fourth quarter. The UK experienced sales growth primarily in branded fashion, bridal jewelry and fashion watches, as well as prestige watches, exclusive of Rolex, which is being offered in fewer stores in the UK. Sales were unfavorable in non-branded jewelry and beads. The economic environment remained challenging and customers purchased promotional merchandise, which reduced the effectiveness of price increases and gross margin. The continued store closing program and foreign currency fluctuations were also unfavorable to sales.

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

	Change from previous year
Fourth quarter of Fiscal 2013	Same store sales(1)	Non-same store sales, net(1)(2)	Impact of 14th week	Total sales as reported	Total sales (in millions)
Kay	5.9%	1.7%	3.6%	11.2%	$744.9
Jared	5.5%	2.1%	4.5%	12.1%	$359.3
Regional brands	(4.5)%	(3.0)%	2.6%	(4.9)%	$95.0

US division, excluding Ultra	4.9%	1.3%	3.8%	10.0%	$1,199.2

Ultra(3)	—%	4.0%	0.2%	4.2%	$45.7

US division, including Ultra	4.9%	5.3%	4.0%	14.2%	$1,244.9

(1)	As the fourth quarter of Fiscal 2013 includes 14 weeks, sales in the last week of the quarter were not included.
(2)	Includes all sales from stores not open or owned for 12 months.
(3)	The change from previous year for Ultra is calculated as a percentage of total US sales.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
Fourth quarter of Fiscal 2013	Average Value		Change from previous year		Change from previous year
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Kay	$337	$322	4.7%	2.5%	6.0%	6.5%
Jared	$505	$517	(2.3)%	8.2%	14.0%	1.4%
Regional brands	$339	$335	1.2%	3.4%	(6.7)%	(8.7)%
US division, excluding Ultra	$375	$365	2.7%	4.0%	6.4%	3.7%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

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

UK sales performance in the fourth quarter was primarily attributed to lower traffic and increased customer purchases of promotional merchandise which impacted sales and gross margin. The UK experienced sales growth primarily in branded fashion, bridal jewelry and fashion watches, as well as prestige watches, exclusive of Rolex, which is being offered in fewer stores in the UK. The reduction in the number of stores offering Rolex particularly impacted the average merchandise transaction value in Ernest Jones. Sales were unfavorable in non-branded jewelry and beads. The continued store closing program and foreign currency fluctuations were also unfavorable to sales.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow

The following table provides a summary of Signet’s cash flow activity for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Net cash provided by operating activities	$235.5	$312.7	$325.2
Net cash used in investing activities	(160.4)	(190.9)	(97.8)
Net cash used in financing activities	(124.8)	(308.1)	(40.0)

(Decrease) increase in cash and cash equivalents	(49.7)	(186.3)	187.4

Cash and cash equivalents at beginning of period	301.0	486.8	302.1
(Decrease) increase in cash and cash equivalents	(49.7)	(186.3)	187.4
Effect of exchange rate changes on cash and cash equivalents	(3.7)	(0.5)	(2.7)

Cash and cash equivalents at end of period	$247.6	$301.0	$486.8

OVERVIEW

Operating activities provide the primary source of cash and are influenced by a number of factors, such as:

•	net income, which is primarily influenced by sales and operating income margins;

•	changes in the level of inventory;

•	proportion of US sales made using in-house customer financing programs and the average monthly collection rate of the credit balances;

•	seasonal pattern of sales; and

•	working capital movements associated with changes in store space.

Other sources of cash may include borrowings, issuance of Common shares for cash and securitization of Signet’s US accounts receivable as contemplated in conjunction with the Zale acquisition.

Net cash provided by operating activities

As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by the relevant bank if the payment is made by credit or debit card. In the US division, if the customer makes use of financing provided by Signet, the cash is received over a period of time. In Fiscal 2014, 57.7% of the US division’s sales were made using customer financing provided by Signet, as compared to 56.9% in Fiscal 2013. The average monthly collection rate from the US customer in-house finance receivables was 12.1% as compared to 12.4% in Fiscal 2013.

Signet typically pays for merchandise about 30 days after receipt. Due to the nature of specialty retail jewelry, it is usual for inventory to be held on average for approximately 12 months before it is sold. In addition, Signet holds consignment inventory, nearly all of which is in the US, which at February 1, 2014 amounted to $312.6 million as compared to $227.7 million at February 2, 2013. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant supplier without financial or commercial penalties. When Signet sells consignment inventory, it becomes liable to the supplier for the cost of the item. The sale of any such inventory is accounted for on a gross basis (see principal accounting policies, Item 8).

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

Signet’s working capital requirements fluctuate during the year as a result of the seasonal nature of sales, and movements in the pound sterling to US dollar exchange rate. The working capital needs of the business normally decline from January to August, as inventory and accounts receivable decrease from seasonal peaks. As inventory is purchased for the fourth quarter, there is a working capital outflow which reaches its highest levels in mid- to late- November. The peak level of working capital is typically $150 million above the typical January to August level, and can be accentuated by new store openings. The working capital position then reverses over the Holiday Season.

The change in inventory is primarily driven by the sales performance of the existing stores, the net change in store space and the seasonal pattern of sales. Changes in the sourcing practices, commodity costs and merchandise mix of the business can also result in changes in inventory. The value of inventory in the UK division is also impacted by movements in the pound sterling to US dollar exchange rate. The change in US customer in-house finance receivables proportionately reflect changes in sales if credit participation levels remain the same and receivable collection rates were unaltered. Changes in credit participation and the collection rate also impact the level of receivables. Movements in deferred revenue reflect the level of US sales and the attachment rate of service plan sales. Therefore if sales increase, working capital would be expected to increase. Similarly, a decrease in sales would be expected to result in a reduction in working capital.

Investment in new space requires significant investment in working capital, as well as fixed capital investment, due to the inventory turn, and the additional investment required to fund sales in the US utilizing in-house customer finance. Of the total investment required to open a new store in the US, between 50% and 60% is typically accounted for by working capital. New stores are usually opened in the third quarter or early in the fourth quarter of a fiscal year. A reduction in the number of store openings results in the difference between the level of funding required in the first half of a fiscal year and the peak level being lower, while an increase in the number of store openings would have the opposite impact. In addition, the integration and conversion of Ultra stores to Kay stores in Fiscal 2014 required investments in working and fixed capital.

In Fiscal 2014, net cash provided by operating activities was $235.5 million as compared to $312.7 million in Fiscal 2013, a decrease of $77.2 million. Net income increased by $8.1 million to $368.0 million as compared to $359.9 million in Fiscal 2013, with depreciation and amortization increasing by $10.8 million to $110.2 million as compared to $99.4 million in Fiscal 2013. The primary drivers of cash provided by operating activities in Fiscal 2014 were as follows:

•

Accounts receivable increased by $168.3 million compared to an increase of $117.1 million in Fiscal 2013, reflecting higher sales, a higher rate of in-house customer finance, a slightly lower collection rate and higher mix of customers selecting interest bearing accounts which do not require a down payment at onset.

•

Cash outflows associated with inventory increased to $98.4 million compared to an increased outflow of $65.7 million in Fiscal 2013, while sales increased by 5.7%. The change in inventory cash flows was driven by new store growth, expansion of bridal programs, the net impact of cash flow hedges and increased rough diamond inventory associated with management’s strategic sourcing initiative. Offsetting these increases were management actions to improve inventory turns.

•

Accounts payable increased by $3.2 million compared to a decrease of $39.6 million in Fiscal 2013 primarily related to higher inventory levels in Fiscal 2014 and lower accounts payable in Fiscal 2013 due primarily to payments for accelerated strategic inventory purchases that occurred in Fiscal 2012.

•

Other receivables and other assets increased by $21.6 million compared to an increase of $1.3 million in Fiscal 2013 primarily due to an increase in deferred extended service program costs and deferred compensation plan investments.

•	Income taxes payable increased by $7.9 million compared to an increase of $27.2 million in Fiscal 2013 due to higher estimated tax payments made in Fiscal 2014.

In the fourth quarter of Fiscal 2014, due to the seasonal sales pattern, accounts receivable increased by $250.1 million as compared to an increase of $207.4 million in the prior year fourth quarter and inventory decreased by $173.9 million as compared to a decrease of $142.1 million in the prior year fourth quarter.

Investing activities

Investment activities primarily reflect the purchases of property, plant and equipment related to the:

•	rate of space expansion in the US;

•	investment in existing stores, reflecting the level of investment in sales-enhancing technology, and the number of store refurbishments and relocations carried out; and

•	investment in divisional head offices, systems and information technology software, which include the US and UK distribution facilities.

When evaluating new store investment, management uses an investment hurdle rate of a 20% internal rate of return on a pre-tax basis over a five year period, assuming the release of working capital at the end of the five years. Capital expenditure accounts for about 45% of the investment in a new store in the US division. The balance is accounted for by investment in inventory and the funding of customer financing. Signet typically carries out a major refurbishment of its stores every 10 years but does have some discretion as to the timing of such expenditure. A major store refurbishment is evaluated using the same investment procedures as for a new store. Minor store redecorations are typically carried out every five years. In addition to major store refurbishments, Signet carries out minor store refurbishments where stores are profitable but do not satisfy the investment hurdle rate required for a full refurbishment; this is usually associated with a short term lease renewal. Where possible, the investment appraisal approach is also used to evaluate other investment opportunities.

In Fiscal 2014, net cash used in investing activities was $160.4 million, which includes $9.1 million for the acquisition of the diamond polishing factory partially offset by a working capital adjustment of $1.4 million related to the Ultra Acquisition, compared to $190.9 million in Fiscal 2013, which included $56.7 million for the Ultra Acquisition. The overall increase in capital additions was due to capital investment in the existing businesses. In the US division, capital additions in Fiscal 2014, Fiscal 2013 and Fiscal 2012, were more than depreciation and amortization, while in the UK division, they remained lower, see table below.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Capital additions in US	$134.2	$110.9	$75.6
Capital additions in UK	18.4	23.1	22.2
Capital additions in Other	0.1	0.2	—

Total purchases of property, plant and equipment	$152.7	$134.2	$97.8

Ratio of capital additions to depreciation and amortization in US	151.1%	146.1%	109.6%
Ratio of capital additions to depreciation and amortization in UK	86.0%	98.3%	94.9%
Ratio of capital additions to depreciation and amortization for Signet	138.6%	135.0%	105.8%

Free cash flow

Free cash flow is net cash provided by operating activities less purchases of property, plant and equipment, net; it is a non-GAAP measure, see Item 6. Free cash flow in Fiscal 2014 was $82.8 million compared to $178.5 million and $227.4 million in Fiscal 2013 and Fiscal 2012, respectively. The reduction in free cash flow in Fiscal 2014 compared to Fiscal 2013 was primarily due to the increased investment in accounts receivable, inventory and capital additions more than offsetting the increase in net income.

Financing activities

The major items within financing activities are discussed below:

Dividends

	Fiscal 2014			Fiscal 2013			Fiscal 2012
	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
		(in millions)			(in millions)			(in millions)
First quarter	$0.15	$12.1		$0.12	$10.3		$—	$—
Second quarter	0.15	12.1		0.12	9.6		—	—
Third quarter	0.15	12.0		0.12	9.8		0.10	8.7
Fourth quarter(1)	0.15	12.0	(2)	0.12	9.8	(2)	0.10	8.7

Total	$0.60	$48.2		$0.48	$39.5		$0.20	$17.4

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the dividend declared in the fourth quarter of each fiscal year is paid in the subsequent fiscal year. The dividends are reflected in the consolidated statement of cash flows upon payment.
(2)	As of February 1, 2014 and February 2, 2013, $12.0 million and $9.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2014 and Fiscal 2013, respectively.

In addition, on March 26, 2014, Signet’s Board of Directors declared a quarterly dividend of $0.18 per share on its Common Shares. This dividend will be payable on May 28, 2014 to shareholders of record on May 2, 2014, with an ex-dividend date of April 30, 2014.

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

Share repurchase

The Company’s share repurchase activity was as follows:

	Amount authorized	Fiscal 2014			Fiscal 2013			Fiscal 2012
		Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)			(in millions)
2013 Program(1)	$350.0	808,428	$54.6	$67.54	na	na	na	na	na	na
2011 Program(2)	350.0	749,245	50.1	66.92	6,425,296	$287.2	$44.70	256,241	$12.7	$49.57

Total		1,557,673	$104.7	$67.24	6,425,296	$287.2	$44.70	256,241	$12.7	$49.57

(1)	On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $295.4 million remaining as of February 1, 2014.
(2)	In October 2011, the Board authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.
na	Not applicable.

Proceeds from issues of Common Shares

In Fiscal 2014, $9.3 million was received from the issuance of Common Shares as compared to $21.6 million in Fiscal 2013. Other than equity based compensation awards granted to employees, Signet has not issued shares as a financing activity for more than 10 years.

Movement in cash and indebtedness

At February 1, 2014 and February 2, 2013, Signet had no long-term debt. Cash and cash equivalents were $247.6 million at February 1, 2014 as compared to $301.0 million at February 2, 2013. As of February 1, 2014, there were $19.3 million in overdrafts, which represents issued and outstanding checks where there are no bank balances with the right to offset. There were no overdrafts as of February 2, 2013.

In Fiscal 2014 and Fiscal 2013, Signet had no long-term borrowings, except for the issuance of letters of credit. The peak level of cash and cash equivalents was about $400 million in Fiscal 2014 as compared to about $570 million in Fiscal 2013, with the reduction primarily due to share repurchases.

Capital availability

Signet’s level of borrowings and cash balances fluctuates during the year reflecting its cash flow performance, which depends on the factors described above. Management believes that cash balances and the committed borrowing facilities (described more fully below) currently available to the business, are sufficient for both its present and near term requirements. The following table provides a summary of Signet’s activity for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	February 1, 2014	February 2, 2013	January 28, 2012
(in millions)
Working capital	$2,356.9	$2,164.2	$2,158.3
Capitalization:
Long-term debt	—	—	—
Shareholder’s equity	2,563.1	2,329.9	2,279.1

Total capitalization	$2,563.1	$2,329.9	$2,279.1

Additional amounts available under credit agreements	$400.0	$400.0	$400.0

In addition to cash generated from operating activities, during Fiscal 2014 and Fiscal 2013, Signet also had funds available from the credit facilities described below.

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

As of February 1, 2014 and February 1, 2013, there were no amounts outstanding under the Agreement. Signet had stand-by letters of credit under the Agreement of $10.1 million and $9.5 million as of February 1, 2014 and February 2, 2013, respectively.

Other borrowing agreements

Signet has, from time to time, various uncommitted borrowing facilities that it may use. Such facilities, if used, are primarily for short term cash management purposes. At February 1, 2014 and February 2, 2013, Signet had no such borrowings.

Signet plans to finance the proposed acquisition of Zale with approximately $1.4 billion of debt. Signet has secured fully committed financing for the transaction, which includes an $800 million 364-day unsecured bridge facility and a $400 million 5-year unsecured term loan facility. The bridge facility is expected to be replaced by permanent financing in due course. The bridge facility and the term loan facility contain customary fees which will be recorded as an expense in Fiscal 2015, with additional interest expense dependent on the timing of borrowings and closing of the transaction.

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

OFF-BALANCE SHEET ARRANGEMENTS

Merchandise held on consignment

Signet held $312.6 million of consignment inventory which is not recorded on the balance sheet at February 1, 2014, as compared to $227.7 million at February 2, 2013. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.

Contingent property liabilities

At February 1, 2014, approximately 44 UK property leases had been assigned by Signet to third parties (and remained unexpired and occupied by assignees at that date) and approximately 19 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.

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

Contractual obligations as of February 1, 2014

	Less than one year	Between one and three years	Between three and five years	More than five years	Total
(in millions)
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations(1)	311.1	521.2	394.4	937.7	2,164.4
Capital commitments	42.3	—	—	—	42.3
Pensions(2)	4.2	—	—	—	4.2
Commitment fee payments	0.8	1.1	—	—	1.9
Deferred compensation plan	0.7	1.8	6.8	16.4	25.7
Current income tax	103.9	—	—	—	103.9

Total	$463.0	$524.1	$401.2	$954.1	$2,342.4

(1)	Operating lease obligations relate to minimum payments due under store lease arrangements. Most store operating leases require payment of real estate taxes, insurance and common area maintenance fees. Real estate taxes, insurance and common area maintenance fees were approximately 35% of base rentals for Fiscal 2014. These are not included in the table above. Some operating leases also require additional payments based on a percentage of sales.
(2)	Future pension obligations significantly decreased in Fiscal 2013 based upon the most recent triannual actuarial valuation and revised deficit recovery plan.

Not included in the table above are obligations under employment agreements and ordinary course purchase orders for merchandise.

IMPACT OF INFLATION

The impact of inflation on Signet’s results for the past three years has not been significant apart from the impact of the commodity costs changes, and in the UK, the impact on merchandise costs due to the currency translation of the pound sterling against the US dollar.

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

Deferred revenue recognition and returns

Revenue from the sale of extended service plans is deferred and recognized over a 14 year period with approximately 45% recognized within the first two years, representing the anticipated period of claims arising under the plans. Signet reviews the patterns of claims, including estimates of future claims costs expected to be incurred, to determine the appropriate deferral period for revenue recognition. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized. Management reviews the trends in current and estimated future claims to assess whether changes are required to the revenue and cost recognition rates used.

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

Deferred revenue related to extended service plans, voucher promotions and other items at the end of Fiscal 2014 was $616.7 million as compared to $565.6 million in Fiscal 2013.

Provision is made for future returns expected within the stated return period, based on previous percentage return rates experienced.

Depreciation and impairment

Property, plant and equipment are stated at cost less accumulated depreciation, amortization and impairment losses. Maintenance and repair costs are expensed as incurred. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	30 – 40 years when land is owned or the remaining term of lease, not to exceed 40 years
Leasehold improvements	Remaining term of lease, not to exceed 10 years
Furniture and fixtures	Ranging from 3 – 10 years
Equipment, including software	Ranging from 3 – 5 years

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

Where appropriate, impairments are recorded for the amount by which the assets have a fair value less than net book value. Management has identified potentially impaired assets considering the cash flows of individual stores where trading since the initial opening of the store has reached a mature stage. Where such stores deliver negative cash flows, the related store assets have been considered for impairment by reference to estimated undiscounted future cash flows for these stores. In Fiscal 2014, the income statement includes a charge of $0.7 million for impairment of assets as compared to $2.6 million in Fiscal 2013.

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

Accounts receivable

Accounts receivable are stated net of an allowance for uncollectible balances. This allowance is based on Signet’s past experience and the payment history of customers, which reflect the prevailing economic environment. The allowance at February 1, 2014 was $98.1 million against a gross accounts receivable balance of $1,472.1 million. This compares to an allowance of $88.3 million against a gross accounts receivable balance of $1,293.6 million at February 2, 2013. Management regularly reviews its receivable balances and when it assesses that a balance is not recoverable, it is fully provided for.

Interest earned from the US customer in-house finance program is classified as other operating income.

Inventory valuation

Inventories held in the US and UK divisions are valued on an average cost basis and includes appropriate overheads. Overheads allocated to inventory cost are only those directly related to bringing inventory to its present location and condition. These include relevant warehousing, distribution and certain buying, security and data processing costs.

Inventories held in the Company’s diamond sourcing operations are valued at the lower of cost, as determined on specific identification process, or market.

Where necessary, inventory is written down for obsolete, slow-moving and damaged items. This write down represents the difference between the cost of the inventory and its estimated market value, based upon inventory turn rates, market conditions and trends in customer demand.

In the US, reserves for physical inventory losses are estimated and recorded throughout the year as a percentage of net sales based on historical physical inventory results, expectations of future inventory losses and current inventory levels. A physical inventory count is performed mid-year and at the fiscal year end as a result of which the physical inventory reserves are adjusted for actual results. In the UK, inventory losses are recorded on a store by store basis based on historical cycle count results, expectations of future inventory losses and current inventory levels. These estimates are based on the overall divisional inventory loss experience since the last inventory count.

The total inventory reserve at February 1, 2014 was $16.3 million as compared to $23.4 million at February 2, 2013. Total net inventory at February 1, 2014 was $1,488.0 million, an increase of $91.0 million from February 2, 2013.

Hedge accounting

Derivative financial instruments are measured at fair value and recognized as assets or liabilities in the consolidated balance sheets with changes in the fair value of the derivatives being recognized immediately in current or comprehensive income, depending on whether the derivative qualifies as an effective hedge.

Changes in the fair value of derivative financial instruments that are designated and effective as hedges of future cash flows are recognized directly in equity as a component of accumulated other comprehensive income and are recognized in the consolidated income statements in the same period(s) and on the same financial statement line in which the hedged item affects net income.

In the normal course of business, the Company may terminate cash flow hedges prior to the occurrence of the underlying forecasted transaction. For cash flow hedges terminated prior to the occurrence of the underlying forecasted transaction, management monitors the probability of the associated forecasted cash flow transactions to assess whether any gain or loss recorded in accumulated OCI should be immediately recognized in net income.

Changes in the fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness, are recognized immediately in other operating income, net in the consolidated income statements.

UK retirement benefits

The expected liabilities of Signet’s defined benefit pension plan (the “UK Plan”) are calculated based primarily on assumptions regarding salary and pension increases, inflation rates, discount rates, projected life expectancy and the long-term rate of return expected on the UK Plan’s assets. A full actuarial valuation was completed as of April 5, 2012 and the UK Plan valuation is updated at each year end. The discount rate assumption of 4.5% applied for Fiscal 2014 is based on the yield at the balance sheet date of long term AA rated corporate bonds of equivalent currency and term to the UK Plan’s liabilities. A 0.1% decrease in this discount rate would have decreased the net periodic pension benefit of $0.5 million in Fiscal 2014 by $0.4 million. The value of the assets of the UK Plan is measured as of the balance sheet date, which is particularly dependent on the value of equity investments held at that date. The overall impact on the consolidated balance sheet is significantly mitigated as the members of the UK Plan are only in the UK and account for about 7% of UK employees. The UK Plan ceased to admit new employees as of April 2004. In addition, if net accumulated actuarial gains and losses exceed 10% of the greater of plan assets or plan liabilities, Signet amortizes those gains or losses that exceed this 10% over the average remaining service period of the employees. The funded status of the UK Plan at February 1, 2014 was a $56.3 million asset as compared to a $48.5 million asset at February 2, 2013.

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

Signet’s exposure to market risk is managed by Signet’s Treasury Committee, consisting of Signet’s Chief Executive Officer, Chief Financial Officer and Treasurer. Where deemed necessary to achieve the objective of reducing market risk volatility on Signet’s operating results, certain derivative instruments are entered into after review and approval by the Treasury Committee. Signet uses derivative financial instruments for risk management purposes only.

A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists of forward foreign currency exchange contracts and for the purchase of gold, forward purchase contracts and net zero-cost collar arrangements. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to foreign exchange rates, commodity prices and interest rates is detailed in Note 19 of Item 8.

Foreign currency exchange rate risk

Approximately 88% of Signet’s total assets were held in entities whose functional currency is the US dollar at February 1, 2014 and approximately 84% of its sales and 93% of its operating income in Fiscal 2014 were generated in US dollars. Nearly all the remainder of Signet’s assets, sales and operating income are in pounds sterling.

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

Commodity price risk

Signet’s results are subject to fluctuations in the cost of diamonds, gold and certain other precious metals which are key raw material components of the products sold by Signet.

It is Signet’s policy to minimize the impact of precious metal commodity price volatility on operating results through the use of forward purchases of, or by entering into either purchase options or net zero-cost collar arrangements, within treasury guidelines approved by the Board.

Interest rate risk

Signet’s interest income or expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding.

Sensitivity analysis

Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.

Fair value changes arising from:

(in millions)	Fair Value February 1, 2014	1% rise in interest rates	10% depreciation of $ against £	10% depreciation of gold prices	Fair Value February 2, 2013
Foreign exchange contracts	$(1.9)	$—	$(4.2)	$—	$1.0
Commodity contracts	—	—	—	(6.2)	(1.8)
Floating rate borrowings	—	—	—	—	—

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

The estimated changes in fair values for interest rate movements are based on an increase of 1% (100 basis points) in the specific rate of interest applicable to each class of financial instruments from the levels effective at February 1, 2014 with all other variables remaining constant.

The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against pound sterling from the levels applicable at February 1, 2014 with all other variables remaining constant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Signet Jewelers Limited:

We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (Signet) as of February 1, 2014 and February 2, 2013, and the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of shareholders’ equity for the 52 week period ended February 1, 2014, the 53 week period ended February 2, 2013, and the 52 week period ended January 28, 2012. We also have audited Signet’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Signet’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Signet’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signet Jewelers Limited and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of its operations and its cash flows for the 52 week period ended February 1, 2014, the 53 week period ended February 2, 2013, and the 52 week period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Signet Jewelers Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Cleveland, Ohio

March 27, 2014

SIGNET JEWELERS LIMITED

CONSOLIDATED INCOME STATEMENTS

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Notes
(in millions, except per share amounts)
Sales	$4,209.2	$3,983.4	$3,749.2	2
Cost of sales	(2,628.7)	(2,446.0)	(2,311.6)

Gross margin	1,580.5	1,537.4	1,437.6
Selling, general and administrative expenses	(1,196.7)	(1,138.3)	(1,056.7)
Other operating income, net	186.7	161.4	126.5	3

Operating income	570.5	560.5	507.4	2
Interest expense, net	(4.0)	(3.6)	(5.3)

Income before income taxes	566.5	556.9	502.1
Income taxes	(198.5)	(197.0)	(177.7)	5

Net income	$368.0	$359.9	$324.4

Earnings per share: basic	$4.59	$4.37	$3.76	6
diluted	$4.56	$4.35	$3.73	6
Weighted average common shares outstanding: basic	80.2	82.3	86.2	6
diluted	80.7	82.8	87.0	6
Dividends declared per share	$0.60	$0.48	$0.20	7

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2014			Fiscal 2013			Fiscal 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
(in millions)
Net income			$368.0			$359.9			$324.4
Other comprehensive income (loss):
Foreign currency translation adjustments	$12.4	$—	12.4	$(0.5)	$—	(0.5)	$(3.9)	$—	(3.9)
Cash flow hedges:
Unrealized (loss) gain	(33.0)	11.0	(22.0)	(10.4)	3.7	(6.7)	49.7	(17.5)	32.2
Reclassification adjustment for losses (gains) to net income	11.1	(4.4)	6.7	(22.4)	8.0	(14.4)	(24.6)	8.6	(16.0)
Pension plan:
Actuarial gain (loss)	0.2	—	0.2	6.2	(1.5)	4.7	(10.8)	3.5	(7.3)
Reclassification adjustment to net income for amortization of actuarial loss	2.3	(0.6)	1.7	3.2	(0.8)	2.4	2.6	(0.8)	1.8
Prior service (benefit) costs	(0.9)	0.2	(0.7)	(1.1)	0.3	(0.8)	7.5	(2.0)	5.5
Reclassification adjustment to net income for amortization of prior service credits	(1.5)	0.4	(1.1)	(1.6)	0.4	(1.2)	(1.0)	0.3	(0.7)

Total other comprehensive (loss) income	$(9.4)	$6.6	$(2.8)	$(26.6)	$10.1	$(16.5)	$19.5	$(7.9)	$11.6

Total comprehensive income			$365.2			$343.4			$336.0

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED BALANCE SHEETS

	February 1, 2014	February 2, 2013	Notes
(in millions, except par value per share amount)
Assets
Current assets:
Cash and cash equivalents	$247.6	$301.0	9
Accounts receivable, net	1,374.0	1,205.3	10
Other receivables	51.5	42.1
Other current assets	87.0	85.6
Deferred tax assets	3.0	1.6	5
Income taxes	6.5	3.5
Inventories	1,488.0	1,397.0	11

Total current assets	3,257.6	3,036.1

Non-current assets:
Property, plant and equipment, net	487.6	430.4	13
Other assets	114.0	99.9	12
Deferred tax assets	113.7	104.1	5
Retirement benefit asset	56.3	48.5	20

Total assets	$4,029.2	$3,719.0

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$19.3	$—	18
Accounts payable	162.9	155.9
Accrued expenses and other current liabilities	328.5	326.4	15
Deferred revenue	173.0	159.7	16
Deferred tax liabilities	113.1	129.6	5
Income taxes	103.9	100.3

Total current liabilities	900.7	871.9

Non-current liabilities:
Other liabilities	121.7	111.3	17
Deferred revenue	443.7	405.9	16

Total liabilities	1,466.1	1,389.1

Commitments and contingencies			22
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 80.2 shares outstanding (2013: 81.4 outstanding)	15.7	15.7	21
Additional paid-in capital	258.8	246.3
Other reserves	235.2	235.2	21
Treasury shares at cost: 7.0 shares (2013: 5.8 shares)	(346.2)	(260.0)	21
Retained earnings	2,578.1	2,268.4	21
Accumulated other comprehensive loss	(178.5)	(175.7)

Total shareholders’ equity	2,563.1	2,329.9

Total liabilities and shareholders’ equity	$4,029.2	$3,719.0

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Cash flows from operating activities
Net income	$368.0	$359.9	$324.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	110.2	99.4	92.4
Pension (benefit) expense	(0.5)	3.2	3.3
Share-based compensation	14.4	15.7	17.0
Deferred taxation	(20.4)	4.3	29.3
Excess tax benefit from exercise of share awards	(6.5)	(7.4)	(3.9)
Facility amendment fee amortization and charges	0.4	0.4	1.9
Other non-cash movements	(3.3)	(1.4)	0.3
Changes in operating assets and liabilities:
Increase in accounts receivable	(168.3)	(117.1)	(152.5)
Increase in other receivables and other assets	(21.6)	(1.3)	(17.8)
(Increase) decrease in other current assets	(3.9)	(5.2)	1.8
Increase in inventories	(98.4)	(65.7)	(115.2)
Increase (decrease) in accounts payable	3.2	(39.6)	57.2
Increase in accrued expenses and other liabilities	8.6	13.4	26.5
Increase in deferred revenue	50.8	40.6	28.9
Increase in income taxes payable	7.9	27.2	43.3
Pension plan contributions	(4.9)	(13.7)	(14.2)
Effect of exchange rate changes on currency swaps	(0.2)	—	2.5

Net cash provided by operating activities	235.5	312.7	325.2

Investing activities
Purchase of property, plant and equipment	(152.7)	(134.2)	(97.8)
Acquisition of Ultra Stores, Inc., net of cash received	1.4	(56.7)	—
Acquisition of diamond polishing factory	(9.1)	—	—

Net cash used in investing activities	(160.4)	(190.9)	(97.8)

Financing activities
Dividends paid	(46.0)	(38.4)	(8.7)
Proceeds from issuance of common shares	9.3	21.6	10.6
Excess tax benefit from exercise of share awards	6.5	7.4	3.9
Repurchase of common shares	(104.7)	(287.2)	(12.7)
Net settlement of equity based awards	(9.2)	(11.5)	—
Credit facility fees paid	—	—	(2.1)
Proceeds from (repayment of) short-term borrowings	19.3	—	(31.0)

Net cash used in financing activities	(124.8)	(308.1)	(40.0)

Cash and cash equivalents at beginning of period	301.0	486.8	302.1
(Decrease) increase in cash and cash equivalents	(49.7)	(186.3)	187.4
Effect of exchange rate changes on cash and cash equivalents	(3.7)	0.5	(2.7)

Cash and cash equivalents at end of period	$247.6	$301.0	$486.8

Supplemental cash flow information:
Interest paid	$3.5	$3.4	$5.1
Income taxes paid	211.0	165.6	105.1

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares at par value	Additional paid-in- capital	Other reserves (Note 21)	Treasury shares	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
(in millions)
Balance at January 29, 2011	$15.5	$196.8	$235.2	$—	$1,662.3	$(170.8)	$1,939.0
Net income	—	—	—	—	324.4	—	324.4
Other comprehensive income	—	—	—	—	—	11.6	11.6
Dividends	—	—	—	—	(17.4)	—	(17.4)
Repurchase of common shares	—	—	—	(12.7)	—	—	(12.7)
Share options exercised	0.1	14.5	—	—	—	—	14.6
Share-based compensation expense	—	19.6	—	—	—	—	19.6

Balance at January 28, 2012	15.6	230.9	235.2	(12.7)	1,969.3	(159.2)	2,279.1
Net income	—	—	—	—	359.9	—	359.9
Other comprehensive income	—	—	—	—	—	(16.5)	(16.5)
Dividends	—	—	—	—	(39.5)	—	(39.5)
Repurchase of common shares	—	—	—	(287.2)	—	—	(287.2)
Net settlement of equity based awards	—	(7.4)	—	10.8	(14.9)	—	(11.5)
Share options exercised	0.1	7.1	—	29.1	(6.4)	—	29.9
Share-based compensation expense	—	15.7	—	—	—	—	15.7

Balance at February 2, 2013	15.7	246.3	235.2	(260.0)	2,268.4	(175.7)	2,329.9
Net income	—	—	—	—	368.0	—	368.0
Other comprehensive income	—	—	—	—	—	(2.8)	(2.8)
Dividends	—	—	—	—	(48.2)	—	(48.2)
Repurchase of common shares	—	—	—	(104.7)	—	—	(104.7)
Net settlement of equity based awards	—	(1.7)	—	7.1	(8.1)	—	(2.7)
Share options exercised	—	(0.2)	—	11.4	(2.0)	—	9.2
Share-based compensation expense	—	14.4	—	—	—	—	14.4

Balance at February 1, 2014	$15.7	$258.8	$235.2	$(346.2)	$2,578.1	$(178.5)	$2,563.1

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Principal accounting policies

Signet Jewelers Limited (“Signet”, or the “Company”) is a holding company, incorporated in Bermuda, that operates through its subsidiaries. Signet is a leading retailer whose results principally derive from one business segment—the retailing of jewelry, watches and associated services. The Company manages its business as two geographical reportable segments, being the United States of America (the “US”) and the United Kingdom (the “UK”). The US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands. In Fiscal 2013, Ultra Stores Inc. was acquired by Signet, of which the majority of these stores were converted to the Kay brand during Fiscal 2014, with the remaining being accounted for within the regional brands. See Note 14. The UK division’s retail stores operate under brands including H.Samuel and Ernest Jones.

In the fourth quarter of Fiscal 2014, subsequent to the November 4, 2013 acquisition of a diamond polishing factory in Gaborone, Botswana, management established a separate operating segment (“Other”), which consists of all non-reportable segments including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. See Note 14.

The following accounting policies have been applied consistently in the preparation of the Company’s financial statements with respect to items which are considered material in all reporting periods presented herein.

(a) Basis of preparation

The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP”) and include the results of Signet and its subsidiaries for the 52 week period ended February 1, 2014 (“Fiscal 2014”), as Signet’s fiscal year ends on the Saturday nearest January 31. The comparative periods are for the 53 week period ended February 2, 2013 (“Fiscal 2013”) and the 52 week period ended January 28, 2012 (“Fiscal 2012”). Intercompany balances have been eliminated on consolidation.

(b) Use of estimates

The preparation of consolidated financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of receivables, inventories and deferred revenue, fair value of derivatives, depreciation and asset impairment, the valuation of employee benefits, income taxes and contingencies.

(c) Foreign currency translation

Assets and liabilities denominated in the UK pound sterling are translated into the US dollar at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in the UK pound sterling are translated into US dollars at historical exchange rates. Revenues and expenses denominated in the UK pound sterling are translated into the US dollar at the monthly average exchange rate for the period and calculated each month from the weekly exchange rates weighted by sales of the UK division. Gains and losses resulting from foreign currency transactions are included within the consolidated income statement, whereas translation adjustments and gains and losses related to intercompany loans of a long-term investment nature are recognized as a component of accumulated other comprehensive income (loss) (“OCI”). In addition, as the majority of the sales and expenses related to the factory in Gaborone, Botswana are transacted in US dollars, there is no related foreign currency translation as the US dollar is the functional currency.

(d) Revenue recognition

Revenue is recognized when:

•	there is persuasive evidence of an agreement or arrangement;

•	delivery of products has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed and determinable; and

•	collectability is reasonably assured.

Signet’s revenue streams and their respective accounting treatments are discussed below:

Merchandise sales

Store sales are recognized when the customer receives and pays for the merchandise at the store with cash, in-house customer finance or a third party credit card. For online sales, sales are recognized at the estimated time the customer has received the merchandise. Amounts related to shipping and handling that are billed to customers are reflected in sales and the related costs are reflected in cost of sales.

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

Extended service plans and lifetime warranty agreements

The US division sells extended service plans where it is obliged, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of extended service plans is deferred over 14 years. Revenue is recognized in relation to the costs expected to be incurred in performing these services, with approximately 45% of revenue recognized within the first two years (February 2, 2013: 46%). The deferral period is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates used. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.

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

Sale of consignment inventory

Sales of consignment inventory are accounted for on a gross sales basis. This reflects that the Company is the primary obligor providing independent advice, guidance and after sales service to customers. The products sold from consignment inventory are indistinguishable to the customer from other products that are sold from purchased inventory and are sold on the same terms. The Company selects the products and suppliers at its own discretion and is responsible for determining the selling price and the physical security of the products making it liable for any inventory loss. It also takes the credit risk of a sale to the customer.

(e) Cost of sales and selling, general and administrative expenses

Cost of sales includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to distribution centers and to stores, inventory shrinkage, store operating and occupancy costs, net bad debts and charges for late payments under the US in-house customer finance programs. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. Selling, general and administrative expenses include store staff and store administrative costs, centralized administrative expenses, including information technology, credit and eCommerce, advertising and promotional costs, and other operating expenses not specifically categorized elsewhere in the consolidated income statements.

(f) Store opening costs

The opening costs of new locations are expensed as incurred.

(g) Advertising and promotional costs

Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogues and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $253.8 million in Fiscal 2014 (Fiscal 2013: $245.8 million; Fiscal 2012: $208.6 million).

(h) Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation, amortization and impairment losses. Maintenance and repair costs are expensed as incurred. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	30 – 40 years when land is owned or the remaining term of lease, not to exceed 40 years
Leasehold improvements	Remaining term of lease, not to exceed 10 years
Furniture and fixtures	Ranging from 3 – 10 years
Equipment, including software	Ranging from 3 – 5 years

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

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the undiscounted cash flow is less than the asset’s carrying amount, the impairment charge recognized is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. Property and equipment at stores planned for closure are depreciated over a revised estimate of their useful lives.

(i) Goodwill and other intangibles

Goodwill represents the excess of the purchase price of acquisitions over the Company’s interest in the fair value of the identifiable assets and liabilities acquired. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each. Goodwill is not amortized, but is reviewed for impairment and is required to be tested at least annually or whenever events or changes in circumstances indicate it is more likely than not that a reporting unit’s fair value is less than its carrying value. The annual testing date for reporting units within the US and UK segments is the last day of the fourth quarter.

The Company may elect to perform a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. Fair value is determined through the income approach using discounted cash flow models or market-based methodologies. Significant estimates used in these discounted cash flow models include: the weighted average cost of capital; long-term growth rates; expected changes to selling prices, direct costs and profitability of the business; and working capital requirements. Management estimates discount rates using post-tax rates that reflect assessments of the time value of money and Company-specific risks. If the carrying value exceeds the estimated fair value, the Company determines the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, the Company recognizes an impairment charge equal to the difference.

Goodwill is recorded in other assets. See Note 12.

(j) Inventories

Inventories held in the US and UK division primarily represent goods held for resale and are valued at the lower of cost or market value. Cost is determined using average cost and includes costs directly related to bringing inventory to its present location and condition. These include relevant warehousing, distribution and certain buying, security and data processing costs. Market value is defined as estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. Inventory write-downs are recorded for obsolete, slow moving or defective items and shrinkage. The write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. Shrinkage is estimated and recorded based on historical physical inventory results, expectations of future inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers.

Inventories held in the Company’s diamond sourcing operations are valued at the lower of cost, as determined on specific identification process, or market.

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

(m) Accounts receivable

Accounts receivable are stated at their nominal amounts and primarily include account balances outstanding from Signet’s in-house customer finance programs. The finance receivables from the in-house customer finance programs are comprised of a large volume of transactions with no one customer representing a significant balance. The initial acceptance of customer finance arrangements is based on proprietary consumer credit scores. Subsequent to the initial finance purchase, Signet monitors the credit quality of its customer finance receivable portfolio based on payment activity that drives the aging of receivables. This credit quality indicator is assessed on a real-time basis by Signet.

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

(n) Leases

Assets held under capital leases relate to leases where substantially all the risks and rewards of the asset have passed to Signet. All other leases are defined as operating leases. Where operating leases include predetermined rent increases, those rents are charged to the income statement on a straight-line basis over the lease term, including any construction period or other rental holiday. Other amounts paid under operating leases are charged to the income statement as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight line basis over the lease term.

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

(p) Employee benefits

Signet operates a defined benefit pension plan in the UK (the “UK Plan”) which ceased to admit new employees effective April 2004. The UK Plan provides benefits to participating eligible employees. Beginning in Fiscal 2014, a change to the benefit structure was implemented and members’ benefits that accumulate after that date are now based upon career average salaries, whereas previously, all benefits were based on salaries at retirement. The UK Plan’s assets are held by the UK Plan.

The net periodic pension cost of the UK Plan is measured on an actuarial basis using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases and rates of employee attrition. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed 10% of the greater of plan assets or plan liabilities, Signet amortizes those gains or losses over the average remaining service period of the employees.

The net periodic pension cost is charged to selling, general and administrative expenses in the income statement.

The funded status of the UK Plan is recognized on the balance sheet, and is the difference between the fair value of plan assets and the benefit obligation measured at the balance sheet date. Any gains or losses and prior service costs or credits that arise during the period but are not included as components of net periodic pension cost are recognized, net of tax, in the period within other comprehensive (loss) income.

Signet also operates a defined contribution pension plan in the UK and sponsors a defined contribution 401(k) retirement savings plan in the US. Contributions made by Signet to these pension arrangements are charged primarily to selling, general and administrative expenses in the income statement as incurred.

(q) Derivative financial instruments and hedge accounting

Signet enters into various types of derivative instruments to mitigate certain risk exposures related to changes in commodity costs and foreign exchange rates. Derivative instruments are recorded in the consolidated balance sheets at fair value, as either assets or liabilities, with an offset to current or comprehensive income, depending on whether the derivative qualifies as an effective hedge.

If a derivative instrument meets certain hedge accounting criteria, it may be designated as a cash flow hedge on the date it is entered into. A cash flow hedge is a hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives is recognized directly in equity as a component of accumulated OCI and is recognized in the consolidated income statements in the same period(s) and on the same financial statement line in which the hedged item affects net income. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivatives are recognized immediately in other operating income, net in the consolidated income statements. In addition, gains and losses on derivatives that do not qualify for hedge accounting are recognized immediately in other operating income, net.

In the normal course of business, the Company may terminate cash flow hedges prior to the occurrence of the underlying forecasted transaction. For cash flow hedges terminated prior to the occurrence of the underlying forecasted transaction, management monitors the probability of the associated forecasted cash flow transactions to assess whether any gain or loss recorded in accumulated OCI should be immediately recognized in net income.

Cash flows from derivative contracts are included in net cash provided by operating activities.

(r) Cash and cash equivalents

Cash and cash equivalents comprise cash on hand, money market deposits and amounts placed with external fund managers with an original maturity of three months or less, and are carried at cost which approximates fair value. In addition, receivables from third-party credit card issuers typically converted to cash within 5 days of the original sales transaction are considered cash equivalents.

(s) Borrowing costs

Borrowings comprise interest bearing bank loans and bank overdrafts. Borrowing costs are capitalized and amortized into interest expense over the contractual term of the related loan.

(t) Share-based compensation

Signet measures share-based compensation cost for awards classified as equity at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period of employees. Certain of Signet’s share plans include a condition whereby vesting is contingent on growth exceeding a given target, and therefore awards granted with this condition are considered to be performance-based awards.

Signet estimates fair value using a Black-Scholes model for awards granted under the Omnibus Plan (as defined in Note 23 below) and the binomial valuation model for awards granted under the Share Saving Plans (as defined in Note 23 below). Deferred tax assets for awards that result in deductions on the income tax returns of subsidiaries are recorded by Signet based on the amount of compensation cost recognized and the subsidiaries’ statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the subsidiaries’ income tax return are recorded in additional paid-in-capital (if the tax deduction exceeds the deferred tax asset) or in the income statement (if the deferred tax asset exceeds the tax deduction and no additional paid-in-capital exists from previous awards).

Share-based compensation is primarily recorded in selling, general and administrative expenses in the income statement, along with the relevant salary cost.

See Note 23 for a further description of Signet’s share-based compensation plans.

(u) Contingent liabilities

Provisions for contingent liabilities are recorded for probable losses when management is able to reasonably estimate the loss or range of loss.

When it is reasonably possible that a contingent liability may result in a loss or additional loss, the range of the loss is disclosed.

(v) Common shares

When new shares are issued, they are recorded in Common Shares at their par value. The excess of the issue price over the par value is recorded in additional paid-in capital.

(w) Dividends

Dividends are reflected as a reduction of retained earnings in the period in which they are formally approved by the Board of Directors (the “Board”).

(x) Recently issued accounting pronouncements

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

To be adopted in future periods

Presentation of Unrecognized Tax Benefit

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance in ASU 2013-11 will become effective for the Company prospectively for fiscal years beginning after December 15, 2013, and interim periods within those years, with early adoption permitted. Retrospective application is also permitted. Signet did not early adopt this guidance and it has determined that implementation will not have a material impact on Signet’s consolidated financial statements.

(y) Reclassification

Signet has reclassified the presentation of certain prior year information to conform to the current year presentation.

2. Segment information

Effective with the fourth quarter of Fiscal 2014, management changed the Company’s segment reporting in order to align with a change in its organizational and management reporting structure. Signet’s sales are derived from the retailing of jewelry, watches, other products and services. Signet has identified two geographical reportable segments, being the US and UK divisions. These segments represent channels of distribution that offer similar merchandise and services and have similar marketing and distribution strategies. Both divisions are managed by executive committees, which report to Signet’s Chief Executive Officer, who reports to the Board. Each divisional executive committee is responsible for operating decisions within parameters set by the Board. The performance of each segment is regularly evaluated based on sales and operating income.

In the fourth quarter of Fiscal 2014, subsequent to the November 4, 2013 acquisition of a diamond polishing factory in Gaborone, Botswana, management established the Other operating segment which consists of all non-reportable segments including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. This segment was determined to be non-reportable and will be aggregated with corporate administrative functions for segment reporting. Prior year results have been revised to reflect this change. All inter-segment sales and transfers are eliminated.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Sales:
US	$3,517.6	$3,273.9	$3,034.1
UK	685.6	709.5	715.1
Other	6.0	—	—

Total sales	$4,209.2	$3,983.4	$3,749.2

Operating income (loss):
US	$553.2	$547.8	$478.0
UK	42.4	40.0	56.1
Other	(25.1)	(27.3)	(26.7)

Total operating income	$570.5	$560.5	$507.4

Depreciation and amortization:
US	$88.8	$75.9	$69.0
UK	21.4	23.5	23.4
Other	—	—	—

Total depreciation and amortization	$110.2	$99.4	$92.4

Capital additions:
US	$134.2	$110.9	$75.6
UK	18.4	23.1	22.2
Other	0.1	0.2	—

Total capital additions	$152.7	$134.2	$97.8

	February 1, 2014	February 2, 2013	January 28, 2012
(in millions)
Total assets:
US	$3,311.0	$2,979.2	$2,747.5
UK	484.6	449.9	427.3
Other	233.6	289.9	436.6

Total assets	$4,029.2	$3,719.0	$3,611.4

Total long-lived assets:
US	$423.6	$377.5	$305.8
UK	81.1	76.8	77.0
Other	9.7	0.7	0.6

Total long-lived assets	$514.4	$455.0	$383.4

Total liabilities:
US	$1,299.3	$1,243.4	$1,166.3
UK	139.3	116.9	146.2
Other	27.5	28.8	19.8

Total liabilities	$1,466.1	$1,389.1	$1,332.3

Sales by product

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Diamonds and diamond jewelry	$2,552.1	$2,410.7	$2,183.3
Gold, silver jewelry, other products and services	1,236.9	1,116.5	1,133.5
Watches	420.2	456.2	432.4

Total sales	$4,209.2	$3,983.4	$3,749.2

Sales to any individual customer were not significant to Signet’s consolidated sales.

3. Other operating income, net

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Interest income from in-house customer finance programs	$186.4	$159.7	$125.4
Other	0.3	1.7	1.1

Other operating income, net	$186.7	$161.4	$126.5

4. Compensation and benefits

Compensation and benefits were as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Wages and salaries	$753.3	$713.4	$681.5
Payroll taxes	65.8	62.6	59.3
Employee benefit plans expense	10.2	12.9	11.3
Share-based compensation expense	14.4	15.7	17.0

Total compensation and benefits	$843.7	$804.6	$769.1

5. Income taxes

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Income before income taxes:
– US	$493.7	$494.3	$423.2
– Foreign	72.8	62.6	78.9

Total income before income taxes	$566.5	$556.9	$502.1

Current taxation:
– US	$211.8	$186.6	$136.9
– Foreign	7.1	6.1	11.5
Deferred taxation:
– US	(22.8)	3.1	26.1
– Foreign	2.4	1.2	3.2

Total income taxes	$198.5	$197.0	$177.7

As the statutory rate of corporation tax in Bermuda is 0%, the differences between the federal income tax rate in the US and the effective tax rates for Signet have been presented below:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	%	%	%
US federal income tax rates	35.0	35.0	35.0
US state income taxes	2.5	2.7	2.7
Differences between US federal and foreign statutory income tax rates	(0.9)	(0.6)	(1.0)
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	0.6	0.8	1.1
Benefit of intra-group financing and services arrangements	(2.1)	(2.1)	(2.0)
Other items	(0.1)	(0.4)	(0.4)

Effective tax rate	35.0	35.4	35.4

Signet’s effective tax rate is largely impacted by the relative proportion of US and foreign income tax expense. In Fiscal 2014, Signet’s effective tax rate was the same as the US federal income tax rate because the US state income tax expense was substantially offset by the benefit of intra-group financing and services arrangements. Signet’s future effective tax rate is dependent on changes in the geographic mix of income and the movement in foreign exchange translation rates.

Deferred tax assets (liabilities) consisted of the following:

	February 1, 2014			February 2, 2013
	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
(in millions)
US property, plant and equipment	$—	$(70.1)	$(70.1)	$—	$(55.8)	$(55.8)
Foreign property, plant and equipment	7.0	—	7.0	6.7	—	6.7
Inventory valuation	—	(169.2)	(169.2)	—	(188.6)	(188.6)
Allowances for doubtful accounts	39.7	—	39.7	36.6	—	36.6
Revenue deferral	134.3	—	134.3	122.4	—	122.4
Derivative instruments	6.9	—	6.9	—	—	—
Straight-line lease payments	27.5	—	27.5	26.8	—	26.8
Deferred compensation	9.9	—	9.9	7.7	—	7.7
Retirement benefit obligations	—	(12.0)	(12.0)	—	(11.2)	(11.2)
Share-based compensation	10.3	—	10.3	10.7	—	10.7
US state income tax accruals	5.3	—	5.3	5.6	—	5.6
Other temporary differences	15.0	—	15.0	16.2	—	16.2
Value of foreign capital losses	15.8	—	15.8	16.5	—	16.5

Total gross deferred tax asset (liability)	$271.7	$(251.3)	$20.4	$249.2	$(255.6)	$(6.4)
Valuation allowance	(16.8)	—	(16.8)	(17.5)	—	(17.5)

Deferred tax asset (liability)	$254.9	$(251.3)	$3.6	$231.7	$(255.6)	$(23.9)

Current assets			$3.0			$1.6
Current liabilities			(113.1)			(129.6)
Non-current assets			113.7			104.1

Deferred tax asset (liability)			$3.6			$(23.9)

As of February 1, 2014 Signet had foreign gross capital loss carry forwards of $74.2 million (Fiscal 2013: $71.0 million) which are only available to offset future capital gains, if any, over an indefinite period.

The decrease in the total valuation allowance in Fiscal 2014 was $0.7 million due to changes in foreign exchange translation and tax rates (Fiscal 2013: $3.6 million net decrease; Fiscal 2012: $1.5 million net decrease). The valuation allowance primarily relates to foreign capital loss carry forwards that, in the judgment of management, are not more likely than not to be realized.

Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of February 1, 2014 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK and certain other foreign jurisdictions. Signet is subject to US federal and state examinations by tax authorities for tax years after November 1, 2008 and is subject to examination by the UK tax authority for tax years after January 31, 2012.

As of February 1, 2014 Signet had approximately $4.6 million (Fiscal 2013: $4.5 million; Fiscal 2012: $4.8 million) of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. In Fiscal 2014, the total amount of interest recognized in income tax expense in the consolidated income statement was $0.1 million, net charge (Fiscal 2013: $0.2 million, net credit; Fiscal 2012: $0.1 million, net credit). As of February 1, 2014, Signet had accrued interest of $0.3 million (Fiscal 2013: $0.2 million; Fiscal 2012: $0.4 million).

The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Balance at beginning of period	$4.5	$4.8	$9.0
Increases related to current year tax positions	0.4	0.2	0.3
Prior year tax positions:
Increases	0.2	—	—
Decreases	—	—	(1.4)
Cash settlements	(0.5)	—	(2.6)
Lapse of statute of limitations	—	(0.5)	(0.5)

Balance at end of period	$4.6	$4.5	$4.8

Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of February 1, 2014, due to settlement of the uncertain tax positions with the tax authorities.

6. Earnings per share

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions, except per share amounts)
Net income	$368.0	$359.9	$324.4

Basic weighted average number of shares outstanding	80.2	82.3	86.2
Dilutive effect of share awards	0.5	0.5	0.8

Diluted weighted average number of shares outstanding	80.7	82.8	87.0

Earnings per share – basic	$4.59	$4.37	$3.76
Earnings per share – diluted	$4.56	$4.35	$3.73

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust (“ESOT”) and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in Fiscal 2014 by 6,961,632 (Fiscal 2013: 4,882,625; Fiscal 2012: 576,427). The calculation of fully diluted EPS for Fiscal 2014 excludes share awards to acquire 70,447 shares (Fiscal 2013: 192,374 share awards; Fiscal 2012: 375,071 share awards) on the basis that their effect on EPS was anti-dilutive.

7. Dividends

	Fiscal 2014			Fiscal 2013			Fiscal 2012
	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
		(in millions)			(in millions)			(in millions)
First quarter	$0.15	$12.1		$0.12	$10.3		$—	$—
Second quarter	0.15	12.1		0.12	9.6		—	—
Third quarter	0.15	12.0		0.12	9.8		0.10	8.7
Fourth quarter(1)	0.15	12.0	(2)	0.12	9.8	(2)	0.10	8.7

Total	$0.60	$48.2		$0.48	$39.5		$0.20	$17.4

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the dividend declared in the fourth quarter of each fiscal year is paid in the subsequent fiscal year. The dividends are reflected in the consolidated statement of cash flows upon payment.
(2)	As of February 1, 2014 and February 2, 2013, $12.0 million and $9.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2014 and Fiscal 2013, respectively.

In addition, on March 26, 2014, Signet’s Board of Directors declared a quarterly dividend of $0.18 per share on its Common Shares. This dividend will be payable on May 28, 2014 to shareholders of record on May 2, 2014, with an ex-dividend date of April 30, 2014.

8. Accumulated other comprehensive income (loss)

The following tables present the changes in accumulated OCI by component and the reclassifications out of accumulated OCI:

			Pension plan
	Foreign currency translation	Gains (losses) on cash flow hedges	Actuarial (losses) gains	Prior service credit (cost)	Accumulated other comprehensive (loss) income
(in millions)
Balance at January 29, 2011	$(145.0)	$5.9	$(46.0)	$14.3	$(170.8)
OCI before reclassifications	(3.9)	32.2	(7.3)	5.5	26.5
Amounts reclassified from accumulated OCI	—	(16.0)	1.8	(0.7)	(14.9)

Net current-period OCI	(3.9)	16.2	(5.5)	4.8	11.6

Balance at January 28, 2012	(148.9)	22.1	(51.5)	19.1	(159.2)
OCI before reclassifications	(0.5)	(6.7)	4.7	(0.8)	(3.3)
Amounts reclassified from accumulated OCI	—	(14.4)	2.4	(1.2)	(13.2)

Net current-period OCI	(0.5)	(21.1)	7.1	(2.0)	(16.5)

Balance at February 2, 2013	(149.4)	1.0	(44.4)	17.1	(175.7)
OCI before reclassifications	12.4	(22.0)	0.2	(0.7)	(10.1)
Amounts reclassified from accumulated OCI	—	6.7	1.7	(1.1)	7.3

Net current-period OCI	12.4	(15.3)	1.9	(1.8)	(2.8)

Balance at February 1, 2014	$(137.0)	$(14.3)	$(42.5)	$15.3	$(178.5)

The amounts reclassified from accumulated OCI were as follows:

Reclassification activity by individual accumulated OCI component:	Fiscal 2014	Fiscal 2013	Fiscal 2012	Income statement caption
	Amounts reclassified from accumulated OCI	Amounts reclassified from accumulated OCI	Amounts reclassified from accumulated OCI
(in millions)
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.9)	$(0.4)	$(0.1)	Cost of sales (see Note 19)
Commodity contracts	12.0	(22.0)	(24.5)	Cost of sales (see Note 19)

Total before income tax	11.1	(22.4)	(24.6)
	(4.4)	8.0	8.6	Income taxes

Net of tax	6.7	(14.4)	(16.0)

Defined benefit pension plan items:
Amortization of unrecognized net prior service credit	(1.5)	(1.6)	(1.0)	Selling, general and administrative expenses(1)
Amortization of unrecognized actuarial loss	2.3	3.2	2.6	Selling, general and administrative expenses(1)

Total before income tax	0.8	1.6	1.6
	(0.2)	(0.4)	(0.5)	Income taxes

Net of tax	0.6	1.2	1.1

Total reclassifications, net of tax	$7.3	$(13.2)	$(14.9)

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 20 for additional information.

9. Cash and cash equivalents

	February 1, 2014	February 2, 2013
(in millions)
Cash and cash equivalents held in money markets and other accounts	$225.3	$276.6
Cash equivalents from third-party credit card issuers	21.1	23.2
Cash on hand	1.2	1.2

Total cash and cash equivalents	$247.6	$301.0

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

	February 1, 2014	February 2, 2013
(in millions)
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	$1,356.0	$1,192.9
Other accounts receivable	18.0	12.4

Total accounts receivable, net	$1,374.0	$1,205.3

Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK division of $12.8 million (Fiscal 2013: $13.0 million), with a corresponding valuation allowance of $0.3 million (Fiscal 2013: $0.6 million).

Allowance for credit losses on US customer in-house finance receivables:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Beginning balance:	$(87.7)	$(78.1)	$(67.8)
Charge-offs	128.2	112.8	92.8
Recoveries	26.0	21.8	19.3
Provision	(164.3)	(144.2)	(122.4)

Ending balance	$(97.8)	$(87.7)	$(78.1)
Ending receivable balance evaluated for impairment	1,453.8	1,280.6	1,155.5

US customer in-house finance receivables, net	$1,356.0	$1,192.9	$1,077.4

Net bad debt expense is defined as the provision expense less recoveries.

Credit quality indicator and age analysis of past due US customer in-house finance receivables:

	February 1, 2014		February 2, 2013		January 28, 2012
	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
(in millions)
Performing:
Current, aged 0 – 30 days	$1,170.4	$(36.3)	$1,030.3	$(33.8)	$932.6	$(28.9)
Past due, aged 31 – 90 days	229.9	(8.0)	203.9	(7.5)	180.2	(6.5)
Non Performing:
Past due, aged more than 90 days	53.5	(53.5)	46.4	(46.4)	42.7	(42.7)

	$1,453.8	$(97.8)	$1,280.6	$(87.7)	$1,155.5	$(78.1)

	February 1, 2014		February 2, 2013		January 28, 2012
	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
(as a percentage of the ending receivable balance)
Performing	96.3%	3.2%	96.4%	3.3%	96.3%	3.2%
Non Performing	3.7%	100.0%	3.6%	100.0%	3.7%	100.0%
	100.0%	6.7%	100.0%	6.8%	100.0%	6.8%

11. Inventories

Signet held $312.6 million of consignment inventory at February 1, 2014 (February 2, 2013: $227.7 million) which is not recorded on the balance sheet. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can vary the inventory prices prior to sale.

Inventories

	February 1, 2014	February 2, 2013
(in millions)
Raw materials	$41.8	$41.2
Finished goods	1,446.2	1,355.8

Total inventories	$1,488.0	$1,397.0

Inventory reserves

	Balance at beginning of period	Charged to profit	Utilized(1)	Balance at end of period
(in millions)
Fiscal 2012	$27.8	$18.4	$(16.9)	$29.3
Fiscal 2013	29.3	23.6	(29.5)	23.4
Fiscal 2014	23.4	33.3	(40.4)	16.3

(1)	Including the impact of foreign exchange translation between opening and closing balance sheet dates.

12. Other assets

	February 1, 2014	February 2, 2013
(in millions)
Deferred extended service plan costs	$61.9	$56.9
Goodwill	26.8	24.6
Other assets	25.3	18.4

Total other assets	$114.0	$99.9

Goodwill

The following table summarizes the Company’s goodwill by reporting unit:

	US	UK	Other	Total
(in millions)
Balance at January 28, 2012	$—	$—	$—	$—
Acquisition(1)	24.6	—	—	24.6

Balance at February 2, 2013	24.6	—	—	24.6
Acquisitions(1)	(1.4)	—	3.6	2.2

Balance at February 1, 2014	$23.2	$—	$3.6	$26.8

(1)	See Note 14 for additional discussion of the goodwill recorded by the Company during Fiscal 2014 and Fiscal 2013.

The Company’s reporting units align with the operating segments disclosed in Note 2. There have been no goodwill impairment losses recorded during the fiscal periods presented in the consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may be required.

13. Property, plant and equipment, net

	February 1, 2014	February 2, 2013
(in millions)
Land and buildings	$37.2	$32.5
Leasehold improvements	461.4	419.3
Furniture and fixtures	537.3	503.4
Equipment, including software	221.1	183.8
Construction in progress	18.7	15.5

Total	$1,275.7	$1,154.5
Accumulated depreciation and amortization	(788.1)	(724.1)

Property, plant and equipment, net	$487.6	$430.4

Depreciation and amortization expense for Fiscal 2014 was $110.2 million (Fiscal 2013: $99.4 million; Fiscal 2012: $92.4 million). The expense for Fiscal 2014 includes $0.7 million (Fiscal 2013: $2.6 million; Fiscal 2012: $1.4 million) for impairment of assets.

14. Acquisitions

Botswana diamond polishing factory acquisition

On November 4, 2013, Signet acquired a diamond polishing factory in Gaborone, Botswana for $9.1 million. The acquisition expands the Company’s long-term diamond sourcing capabilities and provides resources for the Company to cut and polish stones.

The transaction was accounted for as a business combination during the fourth quarter of Fiscal 2014. The Company is in the process of finalizing the valuation of the net assets acquired, most notably the valuation of property, plant and equipment. The total consideration paid by the Company was funded through existing cash and allocated to the net assets acquired based on the preliminary fair values as follows: property, plant and equipment acquired of $5.5 million and goodwill of $3.6 million. None of the goodwill will be deductible for income tax purposes. The goodwill balance is recorded within other assets in the consolidated balance sheet. See Note 12.

Acquisition-related costs incurred prior to closing the transaction were immaterial. The results of operations related to the acquired diamond polishing factory are reported within the Other operating segment of Signet’s consolidated results and included in Signet’s consolidated financial statements commencing on the date of acquisition in the Other operating segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

Ultra acquisition

On October 29, 2012, Signet acquired the outstanding shares of Ultra Stores, Inc. (the “Ultra Acquisition”). The Company paid $56.7 million, net of acquired cash of $1.5 million, for the Ultra Acquisition, including a $1.4 million working capital adjustment at closing. The total consideration paid was funded through existing cash.

On May 15, 2013, the post-closing procedures were finalized and a reduction to the initial purchase price was agreed to. As a result, total consideration paid for the Ultra Acquisition was reduced to $55.3 million. The refund of $1.4 million from the initial consideration paid was received during the second quarter of Fiscal 2014.

Signet incurred approximately $3.0 million of acquisition-related expenses, which were expenses as incurred during Fiscal 2013 and recorded as selling, general and administrative expenses in the consolidated income statement. The results of operations related to the Ultra Acquisition are reported as a component of the results of the US division and included in Signet’s consolidated financial statements commencing on the date of acquisition. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results were not material.

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

	Initial Allocation	Final Allocation	Change
(in millions)
Recognized amounts of assets acquired and liabilities assumed:
Inventories	$43.3	$43.3	$—
Other current assets, excluding cash acquired	3.3	3.3	—
Property and equipment	12.1	12.1	—
Other assets	0.3	0.3	—
Current liabilities	(19.5)	(19.5)	—
Other liabilities	(7.4)	(7.4)	—

Fair value of net assets acquired	$32.1	$32.1	$—
Goodwill(1)	24.6	23.2	(1.4)

Total consideration	$56.7	$55.3	$(1.4)

(1)	None of the goodwill will be deductible for income tax purposes. The goodwill balance is recorded within other assets in the consolidated balance sheet. See Note 12.

During Fiscal 2014, the majority of the acquired stores were converted to the Kay brand, with the remaining stores being reflected under regional brands.

15. Accrued expenses and other current liabilities

	February 1, 2014	February 2, 2013
(in millions)
Accrued compensation	$81.3	$85.9
Other liabilities	50.1	48.7
Other taxes	31.7	31.9
Payroll taxes	8.0	7.4
Accrued expenses	157.4	152.5

Total accrued expenses and other current liabilities	$328.5	$326.4

Sales returns reserve included in accrued expenses above:

	Balance at beginning of period	Net adjustment(1)	Balance at end of period
(in millions)
Fiscal 2012	$7.7	$(0.4)	$7.3
Fiscal 2013	7.3	0.3	7.6
Fiscal 2014	7.6	0.8	8.4

(1)	Net adjustment relates to sales returns previously provided for and changes in estimate and the impact of foreign exchange translation between opening and closing balance sheet dates.

The US division provides a product lifetime diamond and color gemstone guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six month inspection policy, Signet will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. Warranty reserve for diamond and gemstone guarantee were as follows:

	Balance at beginning of period	Warranty expense	Utilized	Balance at end of period
(in millions)
Fiscal 2012	$13.0	$7.9	$(5.8)	$15.1
Fiscal 2013	15.1	8.6	(5.2)	18.5
Fiscal 2014	18.5	7.4	(6.8)	19.1

Disclosed as:	February 1, 2014	February 2, 2013
(in millions)
Current liabilities(1)	$6.7	$6.9
Non-current liabilities (see Note 17)	12.4	11.6

Total warranty reserve	$19.1	$18.5

(1)	Included within accrued expenses above.

16. Deferred revenue

Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions and other as follows:

	February 1, 2014	February 2, 2013
(in millions)
ESP deferred revenue	$601.2	$549.7
Voucher promotions and other	15.5	15.9

Total deferred revenue	$616.7	$565.6

Disclosed as:
Current liabilities	$173.0	$159.7
Non-current liabilities	443.7	405.9

Total deferred revenue	$616.7	$565.6

ESP deferred revenue

	Balance at beginning of period	Plans sold	Revenue recognized	Balance at end of period
(in millions)
Fiscal 2012	$481.1	$187.0	$(156.4)	$511.7
Fiscal 2013	511.7	205.1	(167.1)	549.7
Fiscal 2014	549.7	223.3	(171.8)	601.2

17. Other liabilities—non-current

	February 1, 2014	February 2, 2013
(in millions)
Straight-line rent	$67.1	$65.6
Deferred compensation	25.0	18.5
Warranty reserve	12.4	11.6
Lease loss reserve	5.8	8.1
Other liabilities	11.4	7.5

Total other liabilities	$121.7	$111.3

A lease loss reserve is recorded for the net present value of the difference between the contractual rent obligations and the rate at which income is received or expected to be received from subleasing the properties.

	February 1, 2014	February 2, 2013
(in millions)
At beginning of period:	$8.1	$9.6
Adjustments, net	(1.6)	(1.1)
Utilization(1)	(0.7)	(0.4)

At end of period	$5.8	$8.1

(1)	Including the impact of foreign exchange translation between opening and closing balance sheet dates.

The cash expenditures on the remaining lease loss reserve are expected to be paid over the various remaining lease terms through 2023.

18. Loans, overdrafts and long-term debt

Loans and overdrafts

(in millions)	February 1, 2014	February 2, 2013
Current liabilities – loans and overdrafts
Revolving credit facility	$—	$—
Bank overdrafts	19.3	—

Total loans and overdrafts	$19.3	$—

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

Borrowings under the Credit Agreement bear interest, at the Borrowers’ option, at either a base rate (as defined in the Credit Agreement), or an adjusted LIBOR (a “Eurocurrency Borrowing”), in each case plus an applicable margin rate based on the Company’s “Fixed Charge Coverage Ratio” (as defined in the Credit Agreement). Interest is payable on the last day of each March, June, September and December, or at the end of each interest period for a Eurocurrency Borrowing, but not less often than every three months. Commitment fee rates range from 0.20% to 0.35% based on the Company’s Fixed Charge Coverage Ratio and are payable quarterly in arrears and on the date of termination or expiration of commitments.

The Credit Agreement limits the ability of the Company and certain of its subsidiaries to, among other things and subject to certain baskets and exceptions contained therein, incur debt, create liens on assets, make investments outside of the ordinary course of business, sell assets outside of the ordinary course of business, enter into merger transactions and enter into unrelated businesses. The Credit Agreement permits the making of dividend payments and stock repurchases so long as the Company (i) is not in default under the Credit Agreement, or (ii) if in default at the time of making such dividend payment or stock repurchase, has no loans outstanding under the Credit Agreement or more than $10 million in letters of credit issued under the Credit Agreement. The Credit Agreement also contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Credit Agreement requires that the Company maintain at all times a “Leverage Ratio” (as defined in the Credit Agreement) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the Credit Agreement) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of the Company for the trailing four quarters. As of February 1, 2014 and February 2, 2013, Signet was in compliance with all debt covenants.

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

No borrowings were drawn on the facility as of February 1, 2014 and February 2, 2013. Stand-by letters of credit of $10.1 million were drawn on the facility at February 1, 2014 (February 2, 2013: $9.5 million), with no significant intra-period fluctuations.

As of February 1, 2014, there were $19.3 million in overdrafts, which represents issued and outstanding checks where there are no bank balances with the right to offset. There were no overdrafts as of February 2, 2013.

Capitalized fees

Capitalized amendment fees for the Credit Agreement were $2.1 million, with $1.2 million and $0.8 million of accumulated amortization as of February 1, 2014 and February 2, 2013, respectively. In Fiscal 2014, $0.4 million was charged to the income statement (Fiscal 2013: $0.4 million; Fiscal 2012: $1.9 million). In Fiscal 2012, $0.2 million of the capitalized balance was amortized as it related to the 2008 Facility. Following the effectiveness of the new Credit Agreement, the remaining $1.3 million of capitalized fees for the 2008 Facility were written off.

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

Market risk

Signet generates revenues and incurs expenses in US dollars and pounds sterling. As a portion of Signet’s UK division purchases are denominated in US dollars, Signet enters into forward foreign currency exchange contracts, foreign currency option contracts and foreign currency swaps to manage this exposure to the US dollar.

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

Signet’s policy is to minimize the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into either purchase options or net zero-cost collar arrangements to purchase, precious metals within treasury guidelines approved by the Board. In particular, Signet undertakes some hedging of its requirement for gold through the use of options, net zero-cost collar arrangements (a combination of call and put option contracts), forward contracts and commodity purchasing, while fluctuations in the cost of diamonds are not hedged.

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

The main external source of funding is a $400 million senior unsecured multi-currency five year revolving credit facility, under which there were no borrowings as of February 1, 2014 or February 2, 2013.

Interest rate risk

Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding as of February 1, 2014 or February 2, 2013.

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

Derivatives

The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:

Forward foreign currency exchange contracts (designated)—These contracts, which are principally in US dollars, are entered into in order to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of February 1, 2014 was $42.3 million (February 2, 2013: $50.8 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 2, 2013: 12 months).

Forward foreign currency exchange contracts (undesignated)—Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of February 1, 2014 was $22.1 million (February 2, 2013: $36.1 million).

Commodity forward purchase contracts and net zero-cost collar arrangements—These contracts are entered into in order to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of February 1, 2014 was $63.0 million (February 2, 2013: $187.6 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 2, 2013: 11 months).

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of February 1, 2014, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Derivative assets
		Fair value
	Balance sheet location	February 1, 2014	February 2, 2013
(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$1.0
Foreign currency contracts	Other assets	—	—
Commodity contracts	Other current assets	0.8	2.8
Commodity contracts	Other assets	—	—

		0.8	3.8

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.2	—

Total derivative assets		$1.0	$3.8

	Derivative liabilities
		Fair value
	Balance sheet location	February 1, 2014	February 2, 2013
(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(2.1)	$—
Foreign currency contracts	Other liabilities	—	—
Commodity contracts	Other current liabilities	(0.8)	(4.6)
Commodity contracts	Other liabilities	—	—

		(2.9)	(4.6)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—

Total derivative liabilities		$(2.9)	$(4.6)

Derivatives designated as cash flow hedges

The following table summarizes the pre-tax gains (losses) recorded in accumulated OCI for derivatives designated in cash flow hedging relationships:

	February 1, 2014		February 2, 2013
(in millions)
Foreign currency contracts	$(2.3)		$1.3
Commodity contracts	(18.8	)(1)	(0.5)

Total	$(21.1)		$0.8

(1)	Includes losses of $18.2 million related to commodity contracts terminated prior to contract maturity in Fiscal 2014.

The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the consolidated income statements:

Foreign currency contracts

	Income statement caption	Fiscal 2014	Fiscal 2013
(in millions)
Gains (losses) recorded in accumulated OCI, beginning of year		$1.3	$1.2
Current period (losses) gains recognized in OCI		(2.7)	0.5
(Gains) losses reclassified from accumulated OCI to net income	Cost of sales	(0.9)	(0.4)

(Losses) gains recorded in accumulated OCI, end of year		$(2.3)	$1.3

Commodity contracts

	Income statement caption	Fiscal 2014		Fiscal 2013
(in millions)
(Losses) gains recorded in accumulated OCI, beginning of year		$(0.5)		$32.4
Current period (losses) gains recognized in OCI		(30.3	)(1)	(10.9)
Losses (gains) reclassified from accumulated OCI to net income	Cost of sales	12.0		(22.0)

(Losses) gains recorded in accumulated OCI, end of year		$(18.8)		$(0.5)

(1)	Includes losses of $27.8 million related to the change in fair value of commodity contracts the Company terminated prior to contract maturity in Fiscal 2014.

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the years ended February 1, 2014 and February 2, 2013. Based on current valuations, the Company expects approximately $19.5 million of net pre-tax derivative losses to be reclassified out of accumulated OCI into earnings within the next 12 months.

Derivatives not designated as hedging instruments

The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the consolidated income statements:

	Income statement caption	Amount of gain (loss) recognized in income
		Fiscal 2014	Fiscal 2013
(in millions)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$(5.5)	$—

Total		$(5.5)	$—

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

	February 1, 2014		February 2, 2013
	Carrying amount	Significant other observable inputs (Level 2)	Carrying amount	Significant other observable inputs (Level 2)
(in millions)
Assets:
Foreign currency contracts	$0.2	$0.2	$1.0	$1.0
Commodity contracts	0.8	0.8	2.8	2.8
Liabilities:
Foreign currency contracts	(2.1)	(2.1)	—	—
Commodity contracts	(0.8)	(0.8)	(4.6)	(4.6)

The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, current foreign currency forward rates or current commodity forward rates. These are held as assets and liabilities within other receivables and other payables, and all contracts have a maturity of less than twelve months. The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short term maturity of these amounts.

20. Pension plans

The UK Plan, which ceased to admit new employees from April 2004, is a funded plan with assets held in a separate trustee administered fund, which is independently managed. February 1, 2014 and February 2, 2013 measurement dates were used in determining the UK Plan’s benefit obligation and fair value of plan assets.

The following tables provide information concerning the UK Plan as of and for the fiscal years ended February 1, 2014 and February 2, 2013:

	Fiscal 2014	Fiscal 2013
(in millions)
Change in UK Plan assets:
Fair value at beginning of year	$261.1	$236.0
Actual return on UK Plan assets	13.1	22.1
Employer contributions	4.9	13.7
Members’ contributions	0.7	0.5
Benefits paid	(9.3)	(10.9)
Foreign currency changes	12.1	(0.3)

Fair value at end of year	$282.6	$261.1

	Fiscal 2014	Fiscal 2013
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$212.6	$204.5
Service cost	2.4	3.6
Past service cost	0.9	1.1
Interest cost	9.3	9.5
Members’ contributions	0.7	0.5
Actuarial loss (gain)	(0.1)	4.3
Benefits paid	(9.3)	(10.9)
Foreign currency changes	9.8	—

Benefit obligation at end of year	$226.3	$212.6

Funded status at end of year: UK Plan assets less benefit obligation	$56.3	$48.5

	February 1, 2014	February 2, 2013
(in millions)
Amounts recognized in the balance sheet consist of:
Non-current assets	$56.3	$48.5
Non-current liabilities	—	—

Net asset recognized	$56.3	$48.5

Items in accumulated OCI not yet recognized as income (expense) in the income statement:

	February 1, 2014	February 2, 2013	January 28, 2012
(in millions)
Net actuarial loss	$(42.5)	$(44.4)	$(51.5)
Net prior service credit	15.3	17.1	19.1

The estimated actuarial loss and prior service credit for the UK Plan that will be amortized from accumulated OCI into net periodic pension cost over the next fiscal year are $2.0 million and $(1.7) million, respectively.

The accumulated benefit obligation for the UK Plan was $210.3 million and $197.5 million at February 1, 2014 and February 2, 2013, respectively.

The components of net periodic pension cost and other amounts recognized in OCI for the UK Plan are as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Components of net periodic pension cost:
Service cost	$(2.4)	$(3.6)	$(4.8)
Interest cost	(9.3)	(9.5)	(10.7)
Expected return on UK Plan assets	13.0	11.5	13.8
Amortization of unrecognized net prior service credit	1.5	1.6	1.0
Amortization of unrecognized actuarial loss	(2.3)	(3.2)	(2.6)

Net periodic pension benefit (cost)	$0.5	$(3.2)	$(3.3)
Other changes in assets and benefit obligations recognized in OCI	0.1	6.7	(1.7)

Total recognized in net periodic pension benefit (cost) and OCI	$0.6	$3.5	$(5.0)

	February 1, 2014	February 2, 2013
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	4.40%	4.50%
Salary increases	3.00%	3.20%
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	4.50%	4.70%
Expected return on UK Plan assets	5.00%	4.75%
Salary increases	3.20%	3.20%

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

The UK Plan’s investment strategy is guided by an objective of achieving a return on the investments, which is consistent with the long-term return assumptions and funding policy, to ensure the UK Plan obligations are met. The investment policy is to carry a balance of funds to achieve these aims. These funds carry investments in UK and overseas equities, diversified growth funds, UK corporate bonds, UK Gilts and commercial property. The property investment is through a Pooled Pensions Property Fund that provides a diversified portfolio of property assets.

The target allocation for the UK Plan’s assets at February 1, 2014 was bonds 45%, diversified growth funds 35%, equities 15% and property 5%. This allocation is consistent with the long-term target allocation of investments underlying the UK Plan’s funding strategy.

The fair value of the assets in the UK Plan at February 1, 2014 and February 2, 2013 are required to be classified and disclosed in one of the following three categories:

Level 1—quoted market prices in active markets for identical assets and liabilities

Level 2—observable market based inputs or unobservable inputs that are corroborated by market data

Level 3—unobservable inputs that are not corroborated by market data

In Fiscal 2014, based upon further review of the underlying securities of the investments, management corrected the presentation for certain investments as of February 2, 2013 from Level 1 to Level 2 in the amount of $188.3 million. The value and classification of these assets was as follows:

	Fair value measurements at February 1, 2014				Fair value measurements at February 2, 2013
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in millions)
Asset category:
Diversified equity securities	$41.0	$19.1	$21.9	$—	$73.2	$34.9	$38.3	$—
Diversified growth funds	100.5	50.8	49.7	—	51.2	26.3	24.9	—
Fixed income – government bonds	64.2	—	64.2	—	63.4	—	63.4	—
Fixed income – corporate bonds	64.6	—	64.6	—	61.7	—	61.7	—
Property	11.6	—	—	11.6	10.4	—	—	10.4
Cash	0.7	0.7	—	—	1.2	1.2	—	—

Total	$282.6	$70.6	$200.4	$11.6	$261.1	$62.4	$188.3	$10.4

Investments in diversified equity securities, diversified growth funds, and fixed income securities are in pooled funds. Investments are valued based on unadjusted quoted prices for each fund in active markets, where possible and, therefore, classified in Level 1 of the fair value hierarchy. If unadjusted quoted prices for identical assets are unavailable, investments are valued by the administrators of the funds. The valuation is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The unit price is based on underlying investments which are generally either traded in an active market or are valued based on observable inputs such as market interest rates and quoted prices for similar securities and, therefore, classified in Level 2 of the fair value hierarchy.

The investment in property is in pooled funds valued by the administrators of the fund. The valuation is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The unit price is based on underlying investments which are independently valued on a monthly basis. The investment in the property fund is subject to certain restrictions on withdrawals that could delay the receipt of funds by up to 16 months.

The table below sets forth changes in the fair value of the Level 3 investment assets in Fiscal 2014 and 2013:

(in millions)
Balance at January 28, 2012	$10.3
Actual return on assets	0.1

Balance at February 2, 2013	$10.4
Actual return on assets	1.2

Balance at February 1, 2014	$11.6

The UK Plan does not hold any investment in Signet shares or in property occupied by or other assets used by Signet.

Signet contributed $4.9 million to the UK Plan in Fiscal 2014 and expects to contribute a minimum of $4.2 million to the UK Plan in Fiscal 2015. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK Plan:

(in millions)
Fiscal 2015	$9.3
Fiscal 2016	10.3
Fiscal 2017	10.7
Fiscal 2018	10.3
Fiscal 2019	11.9
Fiscal 2020 to Fiscal 2024	62.2

In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2014 were $1.0 million (Fiscal 2013: $0.7 million; Fiscal 2012: $0.6 million).

In the US, Signet sponsors a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Effective April 1, 2011, Signet increased the matching element from 25% to 50% of up to 6% of employee elective salary deferrals. Signet’s contributions to this plan in Fiscal 2014 were $7.1 million (Fiscal 2013: $6.5 million; Fiscal 2012: $5.4 million). The US division has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The plan also permits employer contributions on a discretionary basis. In connection with these plans, Signet has invested in trust-owned life insurance policies and money market funds. The cost recognized in connection with the DCP in Fiscal 2014 was $2.4 million (Fiscal 2013: $2.1 million; Fiscal 2012: $2.2 million).

The fair value of the assets in the two unfunded, non-qualified deferred compensation plans at February 1, 2014 and February 2, 2013 are required to be classified and disclosed. Although these plans are not required to be funded by the Company, the Company may elect to fund the plans. The value and classification of these assets are as follows:

	Fair value measurements at February 1, 2014			Fair value measurements at February 2, 2013
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
(in millions)
Assets:
Corporate-owned life insurance plans	$8.2	$—	$8.2	$8.9	$—	$8.9
Money market funds	16.3	16.3	—	8.6	8.6	—

Total assets	$24.5	$16.3	$8.2	$17.5	$8.6	$8.9

21. Common shares, treasury shares and reserves

Common Shares

The par value of each Common Share is 18 cents. The consideration received for Common Shares issued during the year related to options was $9.3 million (Fiscal 2013: $21.6 million; Fiscal 2012: $10.6 million).

Treasury shares

Treasury shares represent the cost of shares that the Company purchased in the market under the applicable authorized repurchase program, shares forfeited under the Omnibus Incentive Plan, and those previously held by the Employee Stock Ownership Trust (“ESOT”) to satisfy options under Signet’s share option plans.

The total number of shares held in treasury by the Company at February 1, 2014 was 6,954,596. In Fiscal 2014, the Company repurchased 1,557,673 shares under authorized repurchase programs, while reissuing 437,913 shares, net of taxes and forfeitures, to satisfy awards outstanding under existing share based compensation plans. In Fiscal 2013, the Company repurchased 6,425,296 shares under authorized repurchase programs, while reissuing 865,598 shares, net of taxes and forfeitures, to satisfy awards outstanding under existing share based compensation plans. In Fiscal 2012, the Company repurchased 256,241 shares under authorized repurchase programs and 18,897 shares were forfeited under the Omnibus Incentive Plan.

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

		Fiscal 2014			Fiscal 2013			Fiscal 2012
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)			(in millions)
2013 Program(1)	$350.0	808,428	$54.6	$67.54	na	na	na	na	na	na
2011 Program(2)	350.0	749,245	50.1	66.92	6,425,296	$287.2	$44.70	256,241	$12.7	$49.57

Total		1,557,673	$104.7	$67.24	6,425,296	$287.2	$44.70	256,241	$12.7	$49.57

(1)	On June 14, 2013, the Board the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $295.4 million remaining as of February 1, 2014.
(2)	In October 2011, the Board authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.
na	Not applicable.

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

22. Commitments and contingencies

Operating leases

Signet occupies certain properties and holds machinery and vehicles under operating leases; it does not have any capital leases.

Rental expense for operating leases is as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Minimum rentals	$323.7	$316.0	$311.7
Contingent rent	11.1	7.8	9.8
Sublease income	(0.9)	(2.9)	(5.1)

Total	$333.9	$320.9	$316.4

The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)
Fiscal 2015	$311.1
Fiscal 2016	275.4
Fiscal 2017	245.8
Fiscal 2018	212.6
Fiscal 2019	181.8
Thereafter	937.7

Total	$2,164.4

Signet has entered into certain sale and leaseback transactions of certain properties. Under these transactions it continues to occupy the space in the normal course of business. Gains on the transactions are deferred and recognized as a reduction of rent expense over the life of the operating lease.

Contingent property liabilities

Approximately 44 UK property leases had been assigned by Signet at February 1, 2014 (and remained unexpired and occupied by assignees at that date) and approximately 19 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.

Capital commitments

At February 1, 2014 Signet has committed to spend $42.3 million (February 2, 2013: $33.6 million) related to capital commitments. These commitments principally relate to the expansion and renovation of stores.

Legal proceedings

As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in the U.S. District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District

Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis.

Discovery has been completed. The Claimants filed a motion for class certification and Sterling opposed the motion. A hearing on the class certification motion was held in late February 2014. The motion is now pending before the Arbitrator.

Also as previously reported, on September 23, 2008, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Sterling in the U.S. District Court for the Western District of New York. The EEOC’s lawsuit alleges that Sterling engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, Sterling made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant Sterling’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and Sterling filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 10, 2014 entered an order dismissing the action with prejudice. The EEOC has until May 12, 2014 to appeal the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit.

Sterling denies the allegations of both parties and has been defending these cases vigorously. At this point, no outcome or amount of loss is able to be estimated.

In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business, which the Company believe are not significant to Signet’s consolidated financial position, results of operations or cash flows.

23. Share-based compensation

Signet operates several share-based compensation plans which can be categorized as the “Omnibus Plan,” “Share Saving Plans,” and the “Executive Plans.”

Impact on results

Share-based compensation expense and the associated tax benefits are as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Share-based compensation expense	$14.4	$15.7	$17.0

Income tax benefit	$(5.2)	$(5.4)	$(5.7)

The Fiscal 2014, Fiscal 2013 and Fiscal 2012 expense includes $0.4 million, $1.9 million and $4.4 million, respectively, of share-based compensation incurred in connection with the Chief Executive Officer’s (“CEO”) employment agreement dated September 29, 2010, for amounts foregone from his former employment. Under this agreement, 289,554 shares valued at $12.5 million were granted based upon the mid-market closing price of Signet’s stock on January 18, 2011. Of the shares granted, 116,392 shares vested on January 19, 2011, 92,083 shares vested in Fiscal 2013, 61,127 shares vested in Fiscal 2014 and 19,952 shares are expected to vest in Fiscal 2015, based on the vesting schedule of his foregone awards.

Unrecognized compensation cost related to awards granted under share-based compensation plans is as follows:

	Unrecognized Compensation Cost
	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Omnibus Plan	$14.4	$14.6	$16.3
Share Saving Plans	2.9	2.9	3.3
CEO Shares	—	0.4	2.3

Total	$17.3	$17.9	$21.9
Weighted average period of amortization	1.8 years	1.7 years	1.6 years

As of April 2012, the Company opted to satisfy share option exercises and the vesting of restricted stock and restricted stock units (“RSUs”) under its plans with the issuance of treasury shares. Prior to April 2012, all share option exercises and award vestings were satisfied through the issuance of new shares.

Omnibus Plan

In Fiscal 2010, Signet adopted the Signet Jewelers Limited Omnibus Incentive Plan (the “Omnibus Plan”). Awards that may be granted under the Omnibus Plan include restricted stock, RSUs, stock options and stock appreciation rights. The Fiscal 2014, Fiscal 2013 and Fiscal 2012 Awards granted under the Omnibus Plan have two elements, time-based restricted stock and performance-based restricted stock units. The time-based restricted stock has a three year cliff vesting period, subject to continued employment and has the same voting rights and dividend rights as Common Shares (which are payable once the shares have vested). Performance-based restricted stock units granted in Fiscal 2012 and Fiscal 2013 vest based upon actual cumulative operating income achieved for the relevant three year performance period compared to cumulative targeted operating income metrics established in the underlying grant agreement. In Fiscal 2014, an additional performance measure was included for the performance-based restricted stock units for senior executives, to include a return on capital employed (“ROCE”) metric during the relevant three year performance period compared to target levels established in the underlying grant agreements. The relevant performance is measured over a three year vesting period from the start of the fiscal year in which the award is granted. The Omnibus Plan permits the grant of awards to employees for up to 7,000,000 Common Shares.

The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Omnibus Plan are as follows:

	Omnibus Plan
	Fiscal 2014	Fiscal 2013	Fiscal 2012
Share price(1)	$67.39	$47.15	$44.33
Risk free interest rate(1)	0.3%	0.4%	1.4%
Expected term(1)	2.8 years	2.9 years	2.9 years
Expected volatility(1)	41.7%	44.2%	45.1%
Dividend yield(1)	1.1%	1.2%	0.7%
Fair value(1)	$66.10	$46.12	$43.52

(1)	Weighted average.

The risk free interest rate is based on the US Treasury (for US-based award recipients) or UK Gilt (for UK-based award recipients) yield curve in effect at the grant date with remaining terms equal to the expected term of the awards. The expected term utilized is based on the contractual vesting period of the awards. The expected volatility is determined by calculating the historical volatility of Signet’s share price over the previous 10 years.

The Fiscal 2014 activity for awards granted under the Omnibus Plan is as follows:

	Omnibus Plans(1)
	No. of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value(2)
	millions			millions
Outstanding at February 2, 2013	1.2	$40.86	1.1 years	$73.1
Fiscal 2014 activity:
Granted	0.3	$66.10
Vested	(0.4)	$33.62
Lapsed	(0.1)	$46.58

Outstanding at February 1, 2014	1.0	$51.44	1.0 years	$80.1

(1)	Includes shares issued to the CEO, whose contract includes share based compensation for amounts foregone from his prior employment.
(2)	Intrinsic value for outstanding restricted stock and RSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.

The following table summarizes additional information about awards granted under the Omnibus Plan:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Total intrinsic value of awards vested	$25.3	$28.5	$0.5

Share Saving Plans

Signet has three share option savings plans (collectively “the Share Saving Plans”) available to employees as follows:

•	Employee Share Savings Plan, for US employees

•	Sharesave Plan, for UK employees

•	Irish Sharesave Plan for Republic of Ireland employees

The Share Saving Plans are compensatory and compensation expense is recognized over the requisite service period. In any 10 year period not more than 10% of the issued Common Shares of the Company from time to time may, in aggregate, be issued or be issuable pursuant to options granted under the Share Saving Plans or any other employees share plans adopted by Signet.

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

The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Share Saving Plans are as follows:

	Share Saving Plans
	Fiscal 2014	Fiscal 2013	Fiscal 2012
Share price(1)	$72.65	$49.89	$40.09
Exercise price(1)	$59.75	$41.17	$28.32
Risk free interest rate(1)	0.7%	0.4%	0.7%
Expected term(1)	2.7 years	2.7 years	3.0 years
Expected volatility(1)	40.2%	41.0%	43.0%
Dividend yield(1)	1.1%	1.4%	1.0%
Fair value(1)	$22.89	$15.40	$11.55

(1)	Weighted average.

The risk free interest rate is based on the US Treasury (for US-based award recipients) or UK Gilt (for UK-based award recipients) yield curve in effect at the grant date with remaining terms equal to the expected term of the awards. The expected term utilized is based on the contractual vesting period of the awards, inclusive of any exercise period available to award recipients after vesting. The expected volatility is determined by calculating the historical volatility of Signet’s share price over the previous 10 years.

The Fiscal 2014 activity for awards granted under the Share Saving Plans is as follows:

	Share Saving Plans
	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
	millions			millions
Outstanding at February 2, 2013	0.3	$32.48	1.9 years	$9.8
Fiscal 2014 activity:
Granted	0.1	$59.75
Exercised	(0.1)	$27.32
Lapsed	—	$—

Outstanding at February 1, 2014	0.3	$44.06	1.7 years	$9.4

Exercisable at February 2, 2013	—	$—	—	$—
Exercisable at February 1, 2014	—	$—	—	$—

(1)	Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.

The following table summarizes additional information about awards granted under the Share Saving Plans:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Weighted average grant date fair value per share of awards granted	$22.89	$15.40	$11.55

Total intrinsic value of options exercised	$4.9	$3.3	$1.1

Cash received from share options exercised	$2.9	$2.7	$3.2

Executive Plans

Signet operates three 2003 executive share plans (the “2003 Plans”), together referred to as the “Executive Plans.” Option awards under the Executive Plans are generally granted with an exercise price equal to the market price of the Company’s shares at the date of grant. Options under the Executive Plans are subject to certain internal performance criteria and cannot be exercised unless Signet achieves an annual rate of compound growth in earnings per share above the retail price index. The performance criteria are measured over a three year period from the start of the fiscal year in which the award is granted. Effective from Fiscal 2008, grants awarded under the 2003 Plans, other than for employee directors, are no longer subject to the performance criteria. Signet’s Executive Plans, which are shareholder approved, permit the grant of share options to employees for up to 10% of the issued Common Shares over any 10 year period, including any other employees share plans adopted by Signet or a maximum of 5% over 10 years including discretionary option plans. A maximum of 8,568,841 shares may be issued pursuant to options granted to US and UK participants in the Executive Plans. During Fiscal 2014, the plan periods for the Executive Plans expired. As a result, no additional awards may be granted under the Executive Plans as of February 1, 2014.

The Fiscal 2014 activity for awards granted under the Executive Plans is as follows:

	Executive Plans
	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
	millions			millions
Outstanding at February 2, 2013	0.3	$39.07	3.4 years	$6.5
Fiscal 2014 activity:
Granted	—	$—
Exercised	(0.2)	$39.28
Lapsed	—	$—

Outstanding at February 1, 2014	0.1	$39.11	3.5 years	$4.1

Exercisable at February 2, 2013	0.3	$39.07		$6.5
Exercisable at February 1, 2014	0.1	$39.11		$4.1

(1)	Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.

The following table summarizes additional information about awards granted under the Executive Plans:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
(in millions)
Total intrinsic value of options exercised	$4.8	$9.0	$5.2

Cash received from share options exercised	$6.3	$18.9	$7.4

24. Related party transactions

There are no material related party transactions.

25. Subsequent Event

On February 19, 2014, Signet entered into a definitive agreement with Zale Corporation (“Zale”) to acquire all of Zale’s issued and outstanding common stock for $21.00 per share in cash, or approximately $1.4 billion including net debt. The proposed acquisition reflects our strategy to diversify our businesses and extend our international footprint. The acquisition is expected to be financed through the securitization of a significant portion of Signet’s US accounts receivable portfolio, bank debt and other debt financing. Signet has secured a commitment for bridge financing and a new underwritten term loan facility in connection with the transaction. Completion of the transaction is subject to customary closing conditions, including approval by Zale stockholders and regulatory approval.

QUARTERLY FINANCIAL INFORMATION—UNAUDITED

The sum of the quarterly earnings per share data may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

The following information incorporates the change in accounting for extended service plans that is described in Item 6 and Item 8.

	Fiscal 2014 Quarters ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
(in millions, except per share amounts)
Sales	$993.6	$880.2	$771.4	$1,564.0
Gross margin	382.8	309.7	239.2	648.8
Net income	91.8	67.4	33.6	175.2

Earnings per share – basic	$1.14	$0.84	$0.42	$2.20
– diluted	$1.13	$0.84	$0.42	$2.18

	Fiscal 2013 Quarters ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
(in millions, except per share amounts)
Sales	$900.0	$853.9	$716.2	$1,513.3
Gross margin	353.7	311.2	235.4	637.1
Net income	82.5	70.7	34.9	171.8

Earnings per share – basic	$0.96	$0.86	$0.43	$2.13
– diluted	$0.96	$0.85	$0.43	$2.12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The directors review the effectiveness of Signet’s system of internal controls in the following areas:

•	financial;

•	operational;

•	compliance; and

•	risk management.

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

Based on their evaluation of Signet’s disclosure controls and procedures, as of February 1, 2014 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of February 1, 2014.

KPMG LLP, which has audited the consolidated financial statements of Signet for Fiscal 2014, has also audited the effectiveness of internal control over financial reporting. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.

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

1.	Item 1 “Business” on pages 5 – 26

2.	Item 1A “Risk factors” on pages 27 – 37
3.	Item 7 “Management’s discussion and analysis of financial condition and results of operations” on pages 54 – 83
4.	Item 7A “Quantitative and qualitative disclosures about market risk” on pages 84 – 85

On behalf of the Board

Michael W. Barnes	Ronald Ristau
Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 27, 2014

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended February 1, 2014 that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers and corporate governance may be found under the captions “Election of Ten Directors,” “Nominees for Directors,” “Board of Directors and Corporate Governance,” “Board Committees,” “Executive Officers of the Company” and “Corporate Governance Guidelines and Codes of Conduct and Ethics” in our definitive proxy statement for our 2014 Annual General Meeting of Shareholders (the “2014 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2014 Proxy Statement set forth under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Executive Compensation,” “Report of the Compensation Committee” and “Director Compensation,” in the 2014 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the 2014 Proxy Statement set forth under the captions “Shareholders Who Beneficially Own At Least Five Percent of the Common Shares,” “Ownership by Directors, Director Nominees and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2014 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the 2014 Proxy Statement set forth under the caption “Appointment of Independent Auditor” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated February 19, 2014 by and among Signet Jewelers Limited, Carat Merger Sub, Inc. and Zale Corporation (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Zale Corporation on February 19, 2014).

3.1	Memorandum of Association of Signet Limited and Certificate of Incorporation on Change of Name to Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed September 11, 2008 (“Form 8-A”)).

3.2	Amended Bye-laws of Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2011).

4.1	Form of common share certificate of Signet Jewelers Limited (incorporated by reference to Exhibit 4.1 to Form 8-A).

10.1	Depositary Agreement dated as of September 3, 2008 between Signet Jewelers Limited and Capita IRG Trustees Limited (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.2†	Credit Agreement dated as of May 24, 2011 among Signet Group Limited, Signet Group Treasury Services, Inc., Signet Jewelers Limited, the Additional Borrowers from time to time party hereto, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, the investment banking division of Barclays Bank PLC, as Syndication Agent, and Fifth Third Bank, PNC Bank, National Association, RBS Citizens, N.A. and Standard Chartered Bank as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 26, 2011).

10.3 †	Second Amended and Restated Employment Agreement dated December 10, 2010 between Sterling Jewelers Inc. and Mark Light (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2011).

10.4†	Letter dated October 1, 2010 from Signet Jewelers Limited addressed to Mr. Mark Light (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2010).

Number	Description of Exhibits
10.5†	Employment Agreement dated March 1, 2003 between Signet Trading Limited and Robert Anderson (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 20-F filed May 3, 2005).

10.6†	Letter dated October 1, 2010 from Signet Jewelers Limited addressed to Mr. Robert Anderson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 4, 2010).

10.7†	Compromise Agreement dated July 8, 2013 between Signet Trading Limited and Robert Anderson (incorporated by reference to the Company’s Current Report on 8-K filed July 9, 2013).

10.8†	Amendment No. 3 to Amended and Restated Employment Agreement dated December 3, 2007 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.9†	Amendment No. 2 to Amended and Restated Employment Agreement dated September 1, 2007 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.10†	Amendment No. 1 to Amended and Restated Employment Agreement dated September 1, 2006 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.11†	Amended and Restated Employment Agreement dated August 9, 2004 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.12†	Separation Agreement dated April 25, 2012 between Sterling Jewelers Inc. and William Montalto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 26, 2012).

10.13†	Employment Agreement dated April 12, 2010 between Sterling Jewelers Inc. and Ronald W. Ristau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2010).

10.14†	Employment Agreement dated September 29, 2010 between Sterling Jewelers Inc. and Michael W. Barnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2010).

10.15†	Amendment to Employment Agreement dated March 9, 2012 between Sterling Jewelers Inc. and Michael W. Barnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2012).

10.16†	Termination Protection Agreement dated January 31, 2014 between Sterling Jewelers Inc. and Michael W. Barnes (incorporated by reference to the Company’s Current Report on 8-K filed February 6, 2014).

10.17†	Composite Employment Agreement dated January 23, 2003 and amended August 22, 2004, September 1, 2007, December 26, 2007, May 5, 2011 and October 4, 2012 between Sterling Jewelers Inc. and Robert D. Trabucco (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 28, 2013).

10.18†	Signet Jewelers Limited Rules of the Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.19†

Signet Jewelers Limited Rules of the Irish Sharesave Scheme (incorporated by reference to

Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

Number	Description of Exhibits
10.20†	Signet Jewelers Limited US Stock Option Plan 2008 (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.21†

Signet Jewelers Limited International Share Option Plan 2008 (incorporated by reference to

Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.22†

Signet Jewelers Limited UK Approved Share Option Plan 2008 (incorporated by reference to

Exhibit 99.7 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.23†	Rules of the Signet Group 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 20-F filed May 4, 2006).

10.24†	Rules of the Signet Group plc Sharesave Scheme (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.25†	Rules of the Signet Group plc Sharesave Scheme (The Republic of Ireland) (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.26†	Signet Group plc International Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.27†	Signet Group plc UK Inland Revenue Approved Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.28†	Signet Group plc Employee Stock Savings Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-9634)).

10.29†	Signet Group plc US Share Option Plan 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-134192)).

10.30†	Signet Group plc 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-12304)).

10.31†	Signet Group plc 1993 Executive Share Option Scheme (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-8964)).

10.32†	Signet Jewelers Limited Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.33†	Form of Signet Jewelers Limited Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012).

10.34†	Form of Signet Jewelers Limited Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012).

10.35†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2013).

10.36†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

Number	Description of Exhibits
10.37	Voting and Support Agreement dated February 19, 2014 by and among Signet, Zale and The Z Investment Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Zale Corporation on February 19, 2014.)

10.38†*	Employment Agreement dated August 24, 2012 between Sterling Jewelers Inc. and Ed Hrabak.

21.1*	Subsidiaries of Signet Jewelers Limited.

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 27, 2014	By:	/s/ Ronald Ristau
		Name:	Ronald Ristau
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

March 27, 2014	By:	/s/ Michael W. Barnes Michael W. Barnes	Chief Executive Officer (Principal Executive Officer and Director)

March 27, 2014	By:	/s/ Ronald Ristau Ronald Ristau	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 27, 2014	By:	/s/ H. Todd Stitzer H. Todd Stitzer	Chairman of the Board

March 27, 2014	By:	/s/ Dale W. Hilpert Dale W. Hilpert	Director

March 27, 2014	By:	/s/ Marianne Miller Parrs Marianne Miller Parrs	Director

March 27, 2014	By:	/s/ Thomas G. Plaskett Thomas G. Plaskett	Director

March 27, 2014	By:	/s/ Russell Walls Russell Walls	Director

March 27, 2014	By:	/s/ Virginia C. Drosos Virginia C. Drosos	Director

March 27, 2014	By:	/s/ Helen E. McCluskey Helen E. McCluskey	Director

March 27, 2014	By:	/s/ Eugenia M. Ulasewicz Eugenia M. Ulasewicz	Director

March 27, 2014	By:	/s/ Robert J. Stack Robert J. Stack	Director