Form 10-Q
period 2014-05-03
SIGNET JEWELERS LTD
filed 2014-06-03
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended May 3, 2014 or

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

Common Stock, $0.18 par value, 80,203,014 shares as of May 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	May 3, 2014	May 4, 2013	Notes
Sales	$1,056.1	$993.6	2
Cost of sales	(648.9)	(610.8)

Gross margin	407.2	382.8
Selling, general and administrative expenses	(310.5)	(287.0)
Other operating income, net	54.0	47.0

Operating income	150.7	142.8	2
Interest expense, net	(1.8)	(0.9)

Income before income taxes	148.9	141.9
Income taxes	(52.3)	(50.1)

Net income	$96.6	$91.8

Earnings per share: basic	$1.21	$1.14	5
diluted	$1.20	$1.13	5
Weighted average common shares outstanding: basic	79.9	80.8	5
diluted	80.3	81.3	5
Dividends declared per share	$0.18	$0.15	6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 weeks ended May 3, 2014			13 weeks ended May 4, 2013
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$96.6			$91.8
Other comprehensive income (loss):
Foreign currency translation adjustments	$9.6	$—	9.6	$(1.8)	$—	(1.8)
Cash flow hedges:
Unrealized gain (loss)	0.7	(0.4)	0.3	(17.5)	6.1	(11.4)
Reclassification adjustment for losses (gains) to net income	7.4	(2.7)	4.7	(1.0)	0.4	(0.6)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	0.5	(0.1)	0.4	0.6	(0.1)	0.5
Reclassification adjustment to net income for amortization of prior service credits	(0.4)	0.1	(0.3)	(0.4)	—	(0.4)

Total other comprehensive income (loss)	$17.8	$(3.1)	$14.7	$(20.1)	$6.4	$(13.7)

Total comprehensive income			$111.3			$78.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value per share amount)	May 3, 2014	February 1, 2014	May 4, 2013	Notes
Assets
Current assets:
Cash and cash equivalents	$249.1	$247.6	$263.7
Accounts receivable, net	1,308.2	1,374.0	1,157.5	8
Other receivables	47.1	51.5	40.2
Other current assets	91.0	87.0	81.8	10
Deferred tax assets	2.7	3.0	2.3
Income taxes	10.7	6.5	10.1
Inventories	1,523.9	1,488.0	1,426.4	9

Total current assets	3,232.7	3,257.6	2,982.0

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $816.3, $788.1 and $737.5, respectively	494.0	487.6	429.9
Other assets	120.3	114.0	107.2	10
Deferred tax assets	114.8	113.7	124.9
Retirement benefit asset	59.8	56.3	50.3

Total assets	$4,021.6	$4,029.2	$3,694.3	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$8.8	$19.3	$5.7	17
Accounts payable	163.1	162.9	176.8
Accrued expenses and other current liabilities	293.8	328.5	269.4	12
Deferred revenue	174.4	173.0	157.6	11
Deferred tax liabilities	123.9	113.1	145.6
Income taxes	32.2	103.9	64.5

Total current liabilities	796.2	900.7	819.6

Non-current liabilities:
Deferred tax liabilities	2.7	—	1.0
Other liabilities	121.6	121.7	113.3	12
Deferred revenue	457.3	443.7	415.9	11

Total liabilities	1,377.8	1,466.1	1,349.8

Commitments and contingencies				15
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 80.2 shares outstanding (February 1, 2014: 80.2 shares outstanding; May 3, 2014: 80.9 shares outstanding)	15.7	15.7	15.7
Additional paid-in capital	258.8	258.8	242.0
Other reserves	235.2	235.2	235.2
Treasury shares at cost: 7.0 shares (February 1, 2014: 7.0 shares; May 3, 2014: 6.3 shares)	(362.3)	(346.2)	(297.7)	6
Retained earnings	2,660.2	2,578.1	2,338.7
Accumulated other comprehensive loss	(163.8)	(178.5)	(189.4)	7

Total shareholders’ equity	2,643.8	2,563.1	2,344.5

Total liabilities and shareholders’ equity	$4,021.6	$4,029.2	$3,694.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended
(in millions)	May 3, 2014	May 4, 2013
Cash flows from operating activities
Net income	$96.6	$91.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	28.0	25.6
Pension benefit	(0.6)	(0.1)
Share-based compensation	3.2	3.0
Deferred taxation	9.4	1.9
Excess tax benefit from exercise of share awards	(7.7)	—
Facility amendment fee amortization and charges	1.0	0.1
Other non-cash movements	(0.6)	(0.2)
Changes in operating assets and liabilities:
Decrease in accounts receivable	66.2	47.6
Increase in other receivables and other assets	(1.7)	(5.5)
Decrease in other current assets	0.5	4.5
Increase in inventories	(19.9)	(54.7)
(Decrease) increase in accounts payable	(4.2)	18.3
Decrease in accrued expenses and other liabilities	(42.9)	(51.3)
Increase in deferred revenue	14.9	8.0
Decrease in income taxes payable	(68.0)	(42.4)
Pension plan contributions	(1.1)	(1.8)
Effect of exchange rate changes on currency swaps	0.4	0.3

Net cash provided by operating activities	73.5	45.1

Investing activities
Purchase of property, plant and equipment	(28.1)	(23.2)

Net cash used in investing activities	(28.1)	(23.2)

Financing activities
Dividends paid	(12.0)	(9.8)
Proceeds from issuance of common shares	1.0	5.0
Excess tax benefit from exercise of share awards	7.7	—
Repurchase of common shares	(11.4)	(50.1)
Net settlement of equity based awards	(15.3)	(9.1)
Payment of debt issuance costs	(3.0)	—
(Repayment of) proceeds from short-term borrowings	(10.5)	5.7

Net cash used in financing activities	(43.5)	(58.3)
Cash and cash equivalents at beginning of period	247.6	301.0
Increase (decrease) in cash and cash equivalents	1.9	(36.4)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.9)

Cash and cash equivalents at end of period	$249.1	$263.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2014	$15.7	$258.8	$235.2	$(346.2)	$2,578.1	$(178.5)	$2,563.1
Net income	—	—	—	—	96.6	—	96.6
Other comprehensive income (loss)	—	—	—	—	—	14.7	14.7
Dividends	—	—	—	—	(14.4)	—	(14.4)
Repurchase of common shares	—	—	—	(12.9)	—	—	(12.9)
Net settlement of equity based awards	—	(3.1)	—	(4.4)	(0.1)	—	(7.6)
Share options exercised	—	(0.1)	—	1.2	—	—	1.1
Share-based compensation expense	—	3.2	—	—	—	—	3.2

Balance at May 3, 2014	$15.7	$258.8	$235.2	$(362.3)	$2,660.2	$(163.8)	$2,643.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principal accounting policies and basis of preparation

Basis of preparation

Signet Jewelers Limited (“Signet”, or the “Company”) is a holding company, incorporated in Bermuda, that operates through its subsidiaries. Signet is a leading retailer whose results are principally derived from one business segment – the retailing of jewelry, watches and associated services. The Company manages its business as two geographical reportable segments, being the United States of America (the “US”) and the United Kingdom (the “UK”). The US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands. The UK division’s retail stores operate under brands including H.Samuel and Ernest Jones.

In the fourth quarter of Fiscal 2014, subsequent to the November 4, 2013 acquisition of a diamond polishing factory in Gaborone, Botswana, management established a separate operating segment (“Other”), which consists of all non-reportable segments including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

These condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the year ended February 1, 2014.

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

Fiscal year

The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2015 is the 52 week year ending January 31, 2015 and Fiscal 2014 is the 52 week year ending February 1, 2014. Within these condensed consolidated financial statements, the first quarter of the fiscal years 2015 and 2014 refers to the 13 weeks ended May 3, 2014 and May 4, 2013, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

New accounting pronouncements adopted during the period

Presentation of Unrecognized Tax Benefit

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Signet adopted this guidance effective for the first quarter ended May 3, 2014 and the implementation of this accounting pronouncement did not have an impact on Signet’s condensed consolidated financial statements.

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

	13 weeks ended
(in millions)	May 3, 2014		May 4, 2013
Sales:
US	$903.5		$857.2
UK	151.7		135.0
Other	0.9		1.4

Total sales	$1,056.1		$993.6

Operating income (loss):
US	$166.3		$152.8
UK	—		(4.1)
Other	(15.6	)(1)	(5.9)

Total operating income	$150.7		$142.8

(1)	Fiscal 2015 balance includes $8.4 million of acquisition related costs, see Note 19 for additional information.

(in millions)	May 3, 2014	February 1, 2014	May 4, 2013
Total assets:
US	$3,263.8	$3,311.0	$3,017.0
UK	493.2	484.6	441.7
Other	264.6	233.6	235.6

Total assets	$4,021.6	$4,029.2	$3,694.3

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Foreign currency translation

Assets and liabilities denominated in the UK pound sterling are translated into the US dollar at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in the UK pound sterling are translated into US dollars at historical exchange rates. Revenues and expenses denominated in the UK pound sterling are translated into the US dollar at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included within the consolidated income statement, whereas translation adjustments and gains and losses related to intercompany loans of a long-term investment nature are reported as an element of other comprehensive income (loss) (“OCI”). In addition, as the majority of the sales and expenses related to the factory in Gaborone, Botswana are transacted in US dollars, there is no related foreign currency translation as the US dollar is the functional currency.

4. Income taxes

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK and certain other foreign jurisdictions. Signet is subject to US federal and state examinations by tax authorities for tax years ending after November 1, 2008 and is subject to examination by the UK tax authority for tax years ending after January 31, 2012.

As of February 1, 2014, Signet had approximately $4.6 million of unrecognized tax benefits in respect of uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. These unrecognized tax benefits relate to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. There has been no material change in the amount of unrecognized tax benefits in respect of uncertain tax positions during the 13 weeks ended May 3, 2014.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of February 1, 2014, Signet had accrued interest of $0.3 million and there has been no material change in the amount of accrued interest as of May 3, 2014.

Over the next twelve months, management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of February 1, 2014, due to settlement of the uncertain tax positions with the tax authorities.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Earnings per share

	13 weeks ended
(in millions, except per share amounts)	May 3, 2014	May 4, 2013
Net income	$96.6	$91.8

Basic weighted average number of shares outstanding	79.9	80.8
Dilutive effect of share awards	0.4	0.5

Diluted weighted average number of shares outstanding	80.3	81.3

Earnings per share – basic	$1.21	$1.14
Earnings per share – diluted	$1.20	$1.13

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in the 13 week period ended May 3, 2014 by 7,272,616 shares (13 week period ended May 4, 2013: 6,365,336 shares). The calculation of fully diluted earnings per share for the 13 week period ended May 3, 2014 does not exclude any non-vested time-based restricted shares (13 week period ended May 4, 2013: 105,771 shares excluded) on the basis that their effect on earnings per share was anti-dilutive.

6. Shareholders’ equity

Share repurchase

		13 weeks ended May 3, 2014				13 weeks ended May 4, 2013
	Amount authorized	Shares repurchased	Amount repurchased		Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)				(in millions)
2013 Program(1)	$350.0	126,468	$12.9	(3)	$102.10	na	na	na
2011 Program(2)	350.0	na	na		na	749,245	$50.1	$66.92

Total		126,468	$12.9		$102.10	749,245	$50.1	$66.92

(1)	In June 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $282.5 million remaining as of May 3, 2014.
(2)	In October 2011, the Board authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.
(3)	As of May 3, 2014, $11.4 million has been paid to repurchase common shares and $1.5 million has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting shares repurchased but not yet settled and paid for by the end of the first quarter.
na	Not applicable.

Dividend

	Fiscal 2015			Fiscal 2014
	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
		(in millions)			(in millions)
First quarter(1)	$0.18	$14.4	(2)	$0.15	$12.1

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the fourth quarter Fiscal 2014 $0.15 per share cash dividend was paid on February 27, 2014 in the aggregate amount of $12.0 million.
(2)	As of May 3, 2014, $14.4 million has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividend declared for the first quarter of Fiscal 2015, which has a record date of May 2, 2014 and a payment date of May 28, 2014.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Accumulated other comprehensive (loss) income

			Pension plan
(in millions)	Foreign currency translation	Gains (losses) on cash flow hedges	Actuarial (losses) gains	Prior service credit (cost)	Accumulated other comprehensive (loss) income
Balance at February 1, 2014	$(137.0)	$(14.3)	$(42.5)	$15.3	$(178.5)
OCI before reclassifications	9.6	0.3	—	—	9.9
Amounts reclassified from accumulated OCI	—	4.7	0.4	(0.3)	4.8

Net current-period OCI	9.6	5.0	0.4	(0.3)	14.7

Balance at May 3, 2014	$(127.4)	$(9.3)	$(42.1)	$15.0	$(163.8)

Reclassification activity by individual accumulated OCI component:	Amounts reclassified from accumulated OCI	Amounts reclassified from accumulated OCI	Income statement caption
	13 weeks ended May 3, 2014	13 weeks ended May 4, 2013
(in millions)
(Gains) losses on cash flow hedges:
Foreign currency contracts	$—	$(0.2)	Cost of sales (see Note 13)
Commodity contracts	7.4	(0.8)	Cost of sales (see Note 13)

Total before income tax	7.4	(1.0)
	(2.7)	0.4	Income taxes

Net of tax	4.7	(0.6)

Defined benefit pension plan items:
Amortization of unrecognized net prior service credit	(0.4)	(0.4)	Selling, general and administrative expenses (1)
Amortization of unrecognized actuarial loss	0.5	0.6	Selling, general and administrative expenses (1)

Total before income tax	0.1	0.2
	—	(0.1)	Income taxes

Net of tax	0.1	0.1

Total reclassifications	$4.8	$(0.5)

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 14 for additional information.

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

(in millions)	May 3, 2014	February 1, 2014	May 4, 2013
Accounts receivable by portfolio segment, net:
US customer in-house finance receivables	$1,294.8	$1,356.0	$1,145.9
Other accounts receivable	13.4	18.0	11.6

Total accounts receivable, net	$1,308.2	$1,374.0	$1,157.5

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

Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK division of $12.2 million (February 1, 2014 and May 4, 2013: $12.8 million and $10.6 million, respectively) with a corresponding valuation allowance of $0.3 million (February 1, 2014 and May 4, 2013: $0.3 million and $0.4 million, respectively).

Allowance for credit losses on US customer in-house finance receivables:

(in millions)	13 weeks ended May 3, 2014	52 weeks ended February 1, 2014	13 weeks ended May 4, 2013
Beginning balance	$(97.8)	$(87.7)	$(87.7)
Charge-offs	32.3	128.2	29.4
Recoveries	8.5	26.0	7.4
Provision	(30.8)	(164.3)	(28.7)

Ending balance	$(87.8)	$(97.8)	$(79.6)
Ending receivable balance evaluated for impairment	1,382.6	1,453.8	1,225.5

US customer in-house finance receivables, net	$1,294.8	$1,356.0	$1,145.9

Net bad debt expense is defined as the provision expense less recoveries.

Credit quality indicator and age analysis of past due US customer in-house finance receivables:

	May 3, 2014		February 1, 2014		May 4, 2013
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0-30 days	$1,130.8	$(34.4)	$1,170.4	$(36.3)	$999.1	$(30.5)
Past due, aged 31-90 days	205.6	(7.2)	229.9	(8.0)	183.9	(6.6)
Non Performing:
Past due, aged more than 90 days	46.2	(46.2)	53.5	(53.5)	42.5	(42.5)

	$1,382.6	$(87.8)	$1,453.8	$(97.8)	$1,225.5	$(79.6)

	May 3, 2014		February 1, 2014		May 4, 2013
(as a percentage of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing	96.7%	3.1%	96.3%	3.2%	96.5%	3.2%
Non Performing	3.3%	100.0%	3.7%	100.0%	3.5%	100.0%
	100.0%	6.4%	100.0%	6.7%	100.0%	6.5%

9. Inventories

Inventories

(in millions)	May 3, 2014	February 1, 2014	May 4, 2013
Raw materials	$38.0	$41.8	$36.4
Finished goods	1,485.9	1,446.2	1,390.0

Total inventories	$1,523.9	$1,488.0	$1,426.4

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Other assets

(in millions)	May 3, 2014	February 1, 2014	May 4, 2013
Deferred extended service plan costs	$63.6	$61.9	$58.6
Goodwill	26.8	26.8	24.6
Other assets	29.9	25.3	24.0

Total other assets	$120.3	$114.0	$107.2

In addition, other current assets include deferred direct costs in relation to the sale of extended service plans (“ESP”) of $22.5 million as of May 3, 2014 (February 1, 2014 and May 4, 2013: $21.9 million and $20.8 million, respectively).

Goodwill

The following table summarizes the Company’s goodwill by reporting unit:

(in millions)	US	UK	Other	Total
Balance at February 2, 2013	$24.6	$—	$—	$24.6
Acquisitions(1)	(1.4)	—	3.6	2.2

Balance at February 1, 2014	23.2	—	3.6	26.8
Acquisition	—	—	—	—

Balance at May 3, 2014	$23.2	$—	$3.6	$26.8

(1)	See Note 18 for additional discussion of the goodwill recorded by the Company during Fiscal 2014.

The Company’s reporting units align with the operating segments disclosed in Note 2. There have been no goodwill impairment losses recorded during the fiscal periods presented in the condensed consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may be required.

11. Deferred revenue

Deferred revenue is comprised primarily of ESP and voucher promotions as follows:

(in millions)	May 3, 2014	February 1, 2014	May 4, 2013
ESP deferred revenue	$619.6	$601.2	$563.4
Voucher promotions and other	12.1	15.5	10.1

Total deferred revenue	$631.7	$616.7	$573.5

Disclosed as:
Current liabilities	$174.4	$173.0	$157.6
Non-current liabilities	457.3	443.7	415.9

Total deferred revenue	$631.7	$616.7	$573.5

	13 weeks ended
(in millions)	May 3, 2014	May 4, 2013
ESP deferred revenue, beginning of period:	$601.2	$549.7
Plans sold	64.2	55.3
Revenue recognized	(45.8)	(41.6)

ESP deferred revenue, end of period	$619.6	$563.4

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Warranty reserve

Warranty reserve for diamond and gemstone guarantee, included in accrued expenses and other current liabilities, and other non-current liabilities, is as follows:

(in millions)	13 weeks ended	52 weeks ended	13 weeks ended
	May 3, 2014	February 1, 2014	May 4, 2013
Warranty reserve, beginning of period:	$19.1	$18.5	$18.5
Warranty expense	1.7	7.4	1.6
Utilized	(1.4)	(6.8)	(1.5)

Warranty reserve, end of period	$19.4	$19.1	$18.6

Disclosed as:
Current liabilities	$6.7	$6.7	$6.8
Non-current liabilities	12.7	12.4	11.8

Total warranty reserve	$19.4	$19.1	$18.6

13. Financial instruments and fair value

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

Signet holds a fluctuating amount of pounds sterling cash reflecting the cash generative characteristics of the UK division. Signet’s objective is to minimize net foreign exchange exposure to the income statement on pounds sterling denominated items through managing this level of cash, pounds sterling denominated intercompany balances and US dollar to pounds sterling swaps. In order to manage the foreign exchange exposure and minimize the level of pounds sterling cash held by Signet, the pounds sterling denominated subsidiaries pay dividends regularly to their immediate holding companies and excess pounds sterling are sold in exchange for US dollars.

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

The main external source of funding is a $400 million senior unsecured multi-currency five year revolving credit facility expiring May 2016, under which there were no borrowings as of May 3, 2014, February 1, 2014 or May 4, 2013. Subsequent to May 3, 2014, Signet executed its Zale acquisition financing as described below in Note 19, amending its credit facility, issuing senior unsecured notes and securitizing credit card receivables.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest rate risk

Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding at May 3, 2014, February 1, 2014 or May 4, 2013.

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

Derivatives

The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:

Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into in order to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of May 3, 2014 was $40.4 million (February 1, 2014 and May 4, 2013: $42.3 million and $43.7 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 1, 2014 and May 4, 2013: 12 months and 14 months, respectively).

Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of May 3, 2014 was $39.7 million (February 1, 2014 and May 4, 2013: $22.1 million and $53.8 million, respectively).

Commodity forward purchase contracts and net zero-cost collar arrangements — These contracts are entered into in order to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of May 3, 2014 was $49.6 million (February 1, 2014 and May 4, 2013: $63.0 million and $69.2 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 10 months (February 1, 2014 and May 4, 2013: 12 months and 9 months, respectively).

The bank counterparties to the derivative contracts expose Signet to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of May 3, 2014, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
		Fair value
(in millions)	Balance sheet location	May 3, 2014	February 1, 2014	May 4, 2013
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	$1.1
Foreign currency contracts	Other assets	—	—	—
Commodity contracts	Other current assets	1.4	0.8	3.0
Commodity contracts	Other assets	—	—	—

		$1.4	$0.8	$4.1

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	0.2	—

Total derivative assets		$1.4	$1.0	$4.1

	Derivative liabilities
		Fair value
(in millions)	Balance sheet location	May 3, 2014	February 1, 2014	May 4, 2013
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(2.6)	$(2.1)	$(0.1)
Foreign currency contracts	Other liabilities	—	—	—
Commodity contracts	Other current liabilities	(0.2)	(0.8)	(0.2)
Commodity contracts	Other liabilities	—	—	—

		$(2.8)	$(2.9)	$(0.3)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.2)	$—	$(0.2)

Total derivative liabilities		$(3.0)	$(2.9)	$(0.5)

Derivatives designated as cash flow hedges

The following table summarizes the pre-tax gains (losses) recorded in accumulated OCI for derivatives designated in cash flow hedging relationships:

	May 3, 2014		February 1, 2014		May 4, 2013
(in millions)
Foreign currency contracts	$(3.6)		$(2.3)		$1.6
Commodity contracts	(9.4	)(1)	(18.8	)(1)	(19.3	)(1)

Total	$(13.0)		$(21.1)		$(17.7)

(1)	As of May 3, 2014, losses include $11.1 million related to commodity contracts terminated prior to contract maturity that occurred in Fiscal 2014 (February 1, 2014 and May 4, 2013: $18.2 million and $22.0 million, respectively).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the consolidated income statements:

Foreign currency contracts

		13 weeks ended
	Income statement caption	May 3, 2014	May 4, 2013
(in millions)
(Losses) gains recorded in accumulated OCI, beginning of period		$(2.3)	$1.3
Current period (losses) gains recognized in OCI		(1.3)	0.5
(Gains) losses reclassified from accumulated OCI to net income	Cost of sales	—	(0.2)

(Losses) gains recorded in accumulated OCI, end of period		$(3.6)	$1.6

Commodity contracts

		13 weeks ended
	Income statement caption	May 3, 2014	May 4, 2013
(in millions)
(Losses) gains recorded in accumulated OCI, beginning of period		$(18.8)	$(0.5)
Current period gains (losses) recognized in OCI		2.0	(18.0)
Losses (gains) reclassified from accumulated OCI to net income	Cost of sales	7.4	(0.8)

(Losses) gains recorded in accumulated OCI, end of period		$(9.4)	$(19.3)

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships during the 13 weeks ended May 3, 2014 and May 4, 2013, respectively. Based on current valuations, the Company expects approximately $11.9 million of net pre-tax derivative losses to be reclassified out of accumulated OCI into earnings within the next 12 months, of which $11.2 will be recognized in the remaining nine months of Fiscal 2015.

Derivatives not designated as hedging instruments

The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the consolidated income statements:

		Amount of gain (loss) recognized in income
		13 weeks ended
	Income statement caption	May 3, 2014	May 4, 2013
(in millions)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$(1.6)	$(0.2)

Total		$(1.6)	$(0.2)

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	May 3, 2014		February 1, 2014		May 4, 2013
(in millions)	Carrying Value	Significant other observable inputs (Level 2)	Carrying Value	Significant other observable inputs (Level 2)	Carrying Value	Significant other observable inputs (Level 2)
Assets:
Foreign currency contracts	$—	$—	$0.2	$0.2	$1.1	$1.1
Commodity contracts	1.4	1.4	0.8	0.8	3.0	3.0
Liabilities:
Foreign currency contracts	(2.8)	(2.8)	(2.1)	(2.1)	(0.3)	(0.3)
Commodity contracts	(0.2)	(0.2)	(0.8)	(0.8)	(0.2)	(0.2)

The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, foreign currency forward rates or commodity forward rates. These are held as assets and liabilities within other receivables and other payables, and all contracts have a maturity of less than 12 months. The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts.

14. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”). The components of net periodic pension benefit were as follows:

	13 weeks ended
(in millions)	May 3, 2014	May 4, 2013
Components of net periodic pension benefit:
Service cost	$(0.6)	$(0.6)
Interest cost	(2.5)	(2.3)
Expected return on UK Plan assets	3.8	3.2
Amortization of unrecognized prior service credit	0.4	0.4
Amortization of unrecognized actuarial loss	(0.5)	(0.6)

Net periodic pension benefit	$0.6	$0.1

In the 13 weeks ended May 3, 2014, Signet contributed $1.1 million to the UK Plan and expects to contribute a minimum aggregate of $4.2 million at current exchange rates to the UK Plan in Fiscal 2015. These contributions are in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Commitments and contingencies

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

Also as previously reported, on September 23, 2008, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Sterling in the U.S. District Court for the Western District of New York. The EEOC’s lawsuit alleges that Sterling engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, Sterling made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant Sterling’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and Sterling filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014 the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The appeal is proceeding.

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

16. Share-based compensation expense

Signet recorded share-based compensation expense of $3.2 million for the 13 weeks ended May 3, 2014 related to the Omnibus Plan and Share Saving Plans (13 weeks ended May 4, 2013: $3.0 million).

17. Loans, overdrafts and long-term debt

(in millions)	May 3, 2014	February 1, 2014	May 4, 2013
Current liabilities – loans and overdrafts
Revolving credit facility	$—	$—	$—
Bank overdrafts	8.8	19.3	5.7

Total loans and overdrafts	$8.8	$19.3	$5.7

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At May 3, 2014, February 1, 2014 and May 4, 2013, there were no amounts outstanding under the Credit Facility, with no intra-period borrowings. Capitalized amendment fees for the Credit Facility were $2.1 million, with $1.4 million and $0.9 million of accumulated amortization as of May 3, 2014 and May 4, 2013, respectively. For the 13 weeks ended May 3, 2014, $0.2 million was charged to the condensed consolidated income statement (13 weeks ended May 4, 2013: $0.1 million). Signet had stand-by letters of credit of $8.7 million, $10.1 million and $9.5 million as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively.

At May 3, 2014, February 1, 2014 and May 4, 2013, there were $8.8 million, $19.3 million and $5.7 million in overdrafts, which represents issued and outstanding checks where there are no bank balances with the right to offset.

On February 19, 2014, Signet entered into a definitive agreement to acquire Zale Corporation (“Zale”). In conjunction with the proposed acquisition, Signet entered into an $800 million 364-day unsecured bridge facility to finance the transaction. The bridge facility contains customary fees in addition to interest incurred on any borrowings drawn on the facility. Subsequent to May 3, 2014, Signet executed its Zale acquisition financing as described below in Note 19, replacing the bridge facility in addition to amending its Credit Facility, issuing senior unsecured notes and securitizing credit card receivables. No amounts were drawn on the bridge facility prior to replacement and fees of $4.2 million were incurred and capitalized. Of the $4.2 million fees incurred, $3.0 million was paid and $1.2 million was accrued as of May 3, 2014. Amortization related to these fees of $0.8 million were charged to the condensed consolidated income statement for the 13 weeks ended May 3, 2014.

18. Acquisition

On November 4, 2013, Signet acquired a diamond polishing factory in Gaborone, Botswana for $9.1 million. The acquisition expands the Company’s long-term diamond sourcing capabilities and provides resources for the Company to cut and polish stones.

The transaction was accounted for as a business combination during the fourth quarter of Fiscal 2014. The Company is in the process of finalizing the valuation of the net assets acquired, most notably the valuation of property, plant and equipment. The total consideration paid by the Company was funded through existing cash and allocated to the net assets acquired based on the preliminary fair values as follows: property, plant and equipment acquired of $5.5 million and goodwill of $3.6 million. None of the goodwill will be deductible for income tax purposes. The goodwill balance is recorded within other assets in the consolidated balance sheet. See Note 10.

The results of operations related to the acquired diamond polishing factory are reported within the Other operating segment of Signet’s consolidated results and included in Signet’s condensed consolidated financial statements commencing on the date of acquisition in the Other operating segment.

19. Subsequent events

Zale acquisition

On May 29, 2014, the Company completed its acquisition of Zale Corporation (“Zale”), pursuant to the Agreement and Plan of Merger dated as of February 19, 2014. As a result of the Company acquiring 100% of the outstanding shares of Zale, Zale became a wholly-owned consolidated subsidiary of Signet. Under the terms of the Agreement and Plan of Merger, Zale shareholders received $21 per share in cash for each outstanding share of common stock and the vesting, upon consummation of the acquisition, of certain outstanding Zale restricted stock units and Zale stock options, which converted into the right to receive the merger consideration. The cost of the transaction was $1.46 billion, including approximately $0.5 billion to extinguish Zale’s existing debt. The acquisition reflects our strategy to diversify our businesses and expand our international footprint.

In conjunction with the acquisition, the Company entered into a senior unsecured term loan facility of $400 million, and certain subsidiaries of the Company entered into an asset-backed securitization facility of $600 million, and completed the issuance and sale of registered senior unsecured notes of $400 million. The proceeds from these borrowings, together with cash on hand, were used to pay down Zale’s existing debt, finance the acquisition and to pay fees, costs and expenses related thereto. In conjunction with the senior unsecured term loan facility, the Company also amended and restated its existing $400 million revolving credit facility to, among other things, extend the maturity thereof until May 2019.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company will account for this acquisition under the acquisition method of accounting for business combinations. All of the assets and liabilities of Zale will be recorded at their respective fair values as of the acquisition date and the results of operations will be reported in the Company’s consolidated financial statements beginning as of the effective date of the acquisition. Any transaction costs will be expensed as incurred. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q for the 13 week period ended May 3, 2014, the initial purchase accounting has not been completed. As such, it is not practicable for the Company to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed, and (ii) pro forma revenues and earnings of the combined company for the 13 week period ended May 3, 2014. This information will be included in our Quarterly Report on Form 10-Q for the 13 week and 26 week periods ended August 2, 2014 to be filed with the SEC.

During the 13 week period ended May 3, 2014, the Company expensed $8.4 million of transaction costs in connection with the Company’s acquisition of Zale, which are included in selling, general and administrative expenses in the condensed consolidated income statement.

Issuance of senior unsecured notes due 2024

On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.700% senior unsecured notes due in 2024 (the “Notes”). The Notes were issued under an effective registration statement previously filed with the SEC. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2014. The Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries (such subsidiaries, the “Guarantors”). The Notes were issued pursuant to a base indenture among the Company, Signet UK Finance, the Guarantors and Deutsche Bank Trust Company Americas as trustee, which indenture contains customary covenants and events of default provisions. The Company received proceeds from the offering of approximately $393.9 million, which were net of underwriting discounts, commissions and offering expenses.

Asset-backed securitization facility

On May 15, 2014, Sterling Jewelers Receivables Master Note Trust (the “Issuer”), a Delaware statutory trust and an indirect subsidiary of the Company, issued two-year revolving asset-backed variable funding notes pursuant to a master indenture dated as of November 2, 2001, as supplemented by an indenture supplement dated as of May 15, 2014 among the Issuer, Sterling Jewelers Inc. (“SJI”) and Deutsche Bank Trust Company Americas, the indenture trustee. Under terms of the notes, the Issuer has obtained $600 million of financing from commercial paper conduits sponsored by JPMorgan Chase Bank, N.A., which indebtedness is secured by credit card receivables originated from time to time by SJI. The credit card receivables will ultimately be transferred to the Issuer and are serviced by SJI. Signet guarantees the performance by SJI of its obligations under the agreements associated with this financing arrangement. Borrowings under the asset-backed variable funding notes will bear interest at a rate per annum equal to LIBOR plus an applicable margin.

New term loan and amended revolving credit agreement

On May 27, 2014, Signet amended and restated its existing credit agreement to (i) add a new $400 million term loan facility and (ii) amend its existing revolving credit facility. The new term loan facility is a $400 million 5-year senior unsecured facility with JPMorgan Chase Bank, N.A, acting as administrative agent. Signet simultaneously amended and restated its credit facility extending the maturity date to 2019. Borrowings under each of the term loan facility and the amended revolving credit facility will bear interest at a rate per annum equal to an applicable margin, plus, at Signet’s option, either (a) a base rate or (b) a LIBOR rate. The amended and restated credit agreement provides that Signet may voluntarily repay outstanding loans at any time without premium or penalty other than reimbursement of the lender’s redeployment and breakage costs in certain cases.

Signet will be required to make scheduled quarterly payments commencing on November 1, 2014 equal to the amounts per annum of the original principal amount of the term loan as follows: 5% in year one, 7.5% in year two, 10% in year three, 12.5% in year four and 15% in year five, with the balance due on May 27, 2019.

The amended and restated credit agreement contains various customary representatives and warranties, financial reporting requirements and other affirmative and negative covenants. As with Signet’s prior credit facility, Signet will be required to maintain at all times a leverage ratio of no greater than 2.50 to 1.00 and a fixed charge coverage ratio of no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of Signet for the trailing twelve months.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

No borrowings were drawn on the prior credit facility as of May 3, 2014. As of the date of this report, $400 million was drawn on the new term loan facility and no borrowings were drawn on the amended revolving credit facility.

20. Condensed consolidating financial information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” We and certain of our subsidiaries have guaranteed the obligations under certain debt securities that have been issued by Signet UK Finance plc. The following presents the condensed consolidating financial information for: (i) the indirect Parent Company (Signet Jewelers Limited); (ii) the Issuer of the guaranteed obligations (Signet UK Finance plc); (iii) the Guarantor subsidiaries, on a combined basis; (iv) the non-guarantor subsidiaries, on a combined basis; (v) consolidating eliminations; and (vi) Signet Jewelers Limited and Subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The Guarantor subsidiaries, along with Signet Jewelers Limited, will fully and unconditionally guarantee the obligations of Signet UK Finance plc under any such debt securities. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.

The accompanying condensed consolidating financial information has been presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other changes in equity. Elimination entries include consolidating and eliminating entries for investments in subsidiaries, and intercompany activity and balances.

Condensed Consolidated Income Statement

For the 13 week period ended May 3, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,043.7	$12.4	$—	$1,056.1
Cost of sales	—	—	(647.6)	(1.3)	—	(648.9)

Gross margin	—	—	396.1	11.1	—	407.2
Selling, general and administrative expenses	(0.4)	—	(303.8)	(6.3)	—	(310.5)
Other operating income, net	—	—	52.0	2.0	—	54.0

Operating (loss) income	(0.4)	—	144.3	6.8	—	150.7
Intercompany interest (expense) income	—	—	(7.0)	7.0	—	—
Interest expense, net	—	—	(1.8)	—	—	(1.8)

(Loss) income before income taxes	(0.4)	—	135.5	13.8	—	148.9
Income taxes	—	—	(55.9)	3.6	—	(52.3)
Equity in income of subsidiaries	97.0	—	91.2	80.8	(269.0)	—

Net income	$96.6	$—	$170.8	$98.2	$(269.0)	$96.6

Condensed Consolidated Income Statement

For the 13 week period ended May 4, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$981.7	$11.9	$—	$993.6
Cost of sales	—	—	(609.3)	(1.5)	—	(610.8)

Gross margin	—	—	372.4	10.4	—	382.8
Selling, general and administrative expenses	(0.4)	—	(285.6)	(1.0)	—	(287.0)
Other operating income, net	—	—	47.4	(0.4)	—	47.0

Operating (loss) income	(0.4)	—	134.2	9.0	—	142.8
Intercompany interest (expense) income	—	—	(8.1)	8.1	—	—
Interest expense, net	—	—	(0.9)	—	—	(0.9)

(Loss) income before income taxes	(0.4)	—	125.2	17.1	—	141.9
Income taxes	—	—	(48.8)	(1.3)	—	(50.1)
Equity in income of subsidiaries	92.2	—	83.7	76.0	(251.9)	—

Net income	$91.8	$—	$160.1	$91.8	$(251.9)	$91.8

Condensed Consolidated Statement of Comprehensive Income

For the 13 week period ended May 3, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$96.6	$—	$170.8	$98.2	$(269.0)	$96.6
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	10.9	(1.8)	0.5	9.6
Cash flow hedges:
Unrealized gain	—	—	0.3	—	—	0.3
Reclassification adjustment for losses to net income	—	—	4.7	—	—	4.7
Pension plan:
Actuarial gain	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of actuarial loss	—	—	0.5	—	—	0.4
Prior service benefit	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of prior service credits	—	—	(0.4)	—	—	(0.3)

Total other comprehensive (loss) income	—	—	16.0	(1.8)	0.5	14.7

Total comprehensive income	$96.6	$—	$186.8	$96.4	$(268.5)	$111.3

Condensed Consolidated Statement of Comprehensive Income

For the 13 week period ended May 4, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$91.8	$—	$160.1	$91.8	$(251.9)	$91.8
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(2.1)	0.4	(0.1)	(1.8)
Cash flow hedges:
Unrealized loss	—	—	(11.4)	—	—	(11.4)
Reclassification adjustment for gains to net income	—	—	(0.6)	—	—	(0.6)
Pension plan:
Actuarial loss	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of actuarial loss	—	—	0.5	—	—	0.5
Prior service costs	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of prior service credits	—	—	(0.4)	—	—	(0.4)

Total other comprehensive (loss) income	—	—	(14.0)	0.4	(0.1)	(13.7)

Total comprehensive income	$91.8	$—	$146.1	$92.2	$(252.0)	$78.1

Condensed Consolidated Balance Sheet

May 3, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$—	$226.7	$20.7	$—	$249.1
Accounts receivable, net	—	—	1,299.4	8.8	—	1,308.2
Intercompany receivables, net	24.3	—	—	233.5	(257.8)	—
Other receivables	—	—	46.0	1.1	—	47.1
Other current assets	0.1	—	90.5	0.4	—	91.0
Deferred tax assets	—	—	2.5	0.2	—	2.7
Income taxes	—	—	10.1	0.6	—	10.7
Inventories	—	—	1,469.4	54.5	—	1,523.9

Total current assets	26.1	—	3,144.6	319.8	(257.8)	3,232.7

Non-current assets:
Property, plant and equipment, net	—	—	487.8	6.2	—	494.0
Investment in subsidiaries	2,634.0	—	1,559.9	1,243.9	(5,437.8)	—
Intercompany receivables, net	—	—	—	1,098.0	(1,098.0)	—
Other assets	—	—	116.7	3.6	—	120.3
Deferred tax assets	—	—	114.8	—	—	114.8
Retirement benefit asset	—	—	59.8	—	—	59.8

Total assets	$2,660.1	$—	$5,483.6	$2,671.5	$(6,793.6)	$4,021.6

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$8.8	$—	$—	$8.8
Accounts payable	—	—	162.9	0.2	—	163.1
Intercompany payables, net	—	—	257.8	—	(257.8)	—
Accrued expenses and other current liabilities	16.3	—	274.2	3.3	—	293.8
Deferred revenue	—	—	174.4	—	—	174.4
Deferred tax liabilities	—	—	123.9	—	—	123.9
Income taxes	—	—	35.7	(3.5)	—	32.2

Total current liabilities	16.3	—	1,037.7	—	(257.8)	796.2

Non-current liabilities:
Intercompany payables, net	—	—	1,098.0	—	(1,098.0)	—
Deferred tax liabilities	—	—	2.7	—	—	2.7
Other liabilities	—	—	118.5	3.1	—	121.6
Deferred revenue	—	—	457.3	—	—	457.3

Total liabilities	16.3	—	2,714.2	3.1	(1,355.8)	1,377.8

Total shareholders’ equity	2,643.8	—	2,769.4	2,668.4	(5,437.8)	2,643.8

Total liabilities and shareholders’ equity	$2,660.1	$—	$5,483.6	$2,671.5	$(6,793.6)	$4,021.6

Condensed Consolidated Balance Sheet

February 1, 2014

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.4	$—	$237.0	$9.2	$—	$247.6
Accounts receivable, net	—	—	1,361.3	12.7	—	1,374.0
Intercompany receivables, net	47.7	—	—	238.0	(285.7)	—
Other receivables	—	—	51.1	0.4	—	51.5
Other current assets	—	—	86.5	0.5	—	87.0
Deferred tax assets	—	—	2.8	0.2	—	3.0
Income taxes	—	—	6.0	0.5	—	6.5
Inventories	—	—	1,434.5	53.5	—	1,488.0

Total current assets	49.1	—	3,179.2	315.0	(285.7)	3,257.6

Non-current assets:
Property, plant and equipment, net	—	—	481.5	6.1	—	487.6
Investment in subsidiaries	2,526.3	—	1,452.8	1,143.2	(5,122.3)	—
Intercompany receivables, net	—	—	—	1,098.0	(1,098.0)	—
Other assets	—	—	110.4	3.6	—	114.0
Deferred tax assets	—	—	113.6	0.1	—	113.7
Retirement benefit asset	—	—	56.3	—	—	56.3

Total assets	$2,575.4	$—	$5,393.8	$2,566.0	$(6,506.0)	$4,029.2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$19.3	$—	$—	$19.3
Accounts payable	—	—	160.5	2.4	—	162.9
Intercompany payables, net	—	—	285.7	—	(285.7)	—
Accrued expenses and other current liabilities	12.3	—	313.1	3.1	—	328.5
Deferred revenue	—	—	173.0	—	—	173.0
Deferred tax liabilities	—	—	113.1	—	—	113.1
Income taxes	—	—	101.3	2.6	—	103.9

Total current liabilities	12.3	—	1,166.0	8.1	(285.7)	900.7

Non-current liabilities:
Intercompany payables, net	—	—	1,098.0	—	(1,098.0)	—
Other liabilities	—	—	118.5	3.2	—	121.7
Deferred revenue	—	—	443.7	—	—	443.7

Total liabilities	12.3	—	2,826.2	11.3	(1,383.7)	1,466.1

Total shareholders’ equity	2,563.1	—	2,567.6	2,554.7	(5,122.3)	2,563.1

Total liabilities and shareholders’ equity	$2,575.4	$—	$5,393.8	$2,566.0	$(6,506.0)	$4,029.2

Condensed Consolidated Balance Sheet

May 4, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9.4	$—	$225.0	$29.3	$—	$263.7
Accounts receivable, net	—	—	1,149.6	7.9	—	1,157.5
Intercompany receivables, net	26.6	—	—	710.1	(736.7)	—
Other receivables	—	—	40.1	0.1	—	40.2
Other current assets	0.1	—	81.8	(0.1)	—	81.8
Deferred tax assets	—	—	2.0	0.3	—	2.3
Income taxes	—	—	10.1	—	—	10.1
Inventories	—	—	1,388.7	37.7	—	1,426.4

Total current assets	36.1	—	2,897.3	785.3	(736.7)	2,982.0

Non-current assets:
Property, plant and equipment, net	—	—	429.3	0.6	—	429.9
Investment in subsidiaries	2,320.6	—	1,398.2	1,101.5	(4,820.3)	—
Intercompany receivables, net	—	—	—	600.0	(600.0)	—
Other assets	—	—	107.2	—	—	107.2
Deferred tax assets	—	—	124.9	—	—	124.9
Retirement benefit asset	—	—	50.3	—	—	50.3

Total assets	$2,356.7	$—	$5,007.2	$2,487.4	$(6,157.0)	$3,694.3

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$5.7	$—	$—	$5.7
Accounts payable	—	—	176.4	0.4	—	176.8
Intercompany payables, net	—	—	736.7	—	(736.7)	—
Accrued expenses and other current liabilities	12.2	—	253.5	3.7	—	269.4
Deferred revenue	—	—	157.6	—	—	157.6
Deferred tax liabilities	—	—	145.6	—	—	145.6
Income taxes	—	—	63.2	1.3	—	64.5

Total current liabilities	12.2	—	1,538.7	5.4	(736.7)	819.6

Non-current liabilities:
Intercompany payables, net	—	—	600.0	—	(600.0)	—
Deferred tax liabilities	—		1.0	—	—	1.0
Other liabilities	—	—	108.2	5.1	—	113.3
Deferred revenue	—	—	415.9	—	—	415.9

Total liabilities	12.2	—	2,663.8	10.5	(1,336.7)	1,349.8

Total shareholders’ equity	2,344.5	—	2,343.4	2,476.9	(4,820.3)	2,344.5

Total liabilities and shareholders’ equity	$2,356.7	$—	$5,007.2	$2,487.4	$(6,157.0)	$3,694.3

Condensed Consolidated Statement of Cash Flows

For the 13 week period ended May 3, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Other cash (used in) provided by operating activities	$(0.5)	$—	$62.4	$11.6	$—	$73.5

Net cash (used in) provided by operating activities	(0.5)	—	62.4	11.6	—	73.5

Investing activities
Purchase of property, plant and equipment	—	—	(27.8)	(0.3)	—	(28.1)

Net cash used in investing activities	—	—	(27.8)	(0.3)	—	(28.1)

Financing activities
Dividends paid	(12.0)	—	—	—	—	(12.0)
Intercompany dividends paid	—	—	1.1	(1.1)	—	—
Proceeds from issuance of common shares	1.0	—	—	—	—	1.0
Excess tax benefit from exercise of share awards	—	—	7.7	—	—	7.7
Repurchase of common shares	(11.4)	—	—	—	—	(11.4)
Net settlement of equity based awards	(15.3)	—	—	—	—	(15.3)
Payment of debt issuance costs	—	—	(3.0)	—	—	(3.0)
Repayment of short-term borrowings	—	—	(10.5)	—	—	(10.5)
Intercompany activity, net	38.5	—	(42.4)	3.9	—	—

Net cash provided by (used in) financing activities	0.8	—	(47.1)	2.8	—	(43.5)

Cash and cash equivalents at beginning of period	1.4	—	237.0	9.2	—	247.6
Increase (decrease) in cash and cash equivalents	0.3	—	(12.5)	14.1	—	1.9
Effect of exchange rate changes on cash and cash equivalents	—	—	2.2	(2.6)	—	(0.4)

Cash and cash equivalents at end of period	$1.7	$—	$226.7	$20.7	$—	$249.1

Condensed Consolidated Statement of Cash Flows

For the 13 week period ended May 4, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Other cash provided by operating activities	$39.5	$—	$31.1	$14.5	$(40.0)	$45.1

Net cash provided by operating activities	39.5	—	31.1	14.5	(40.0)	$45.1

Investing activities
Purchase of property, plant and equipment	—	—	(23.2)	—	—	(23.2)

Net cash used in investing activities	—	—	(23.2)	—	—	(23.2)

Financing activities
Dividends paid	(9.8)	—	—	—	—	(9.8)
Intercompany dividends paid	—	—	(33.3)	(6.7)	40.0	—
Proceeds from issuance of common shares	5.0	—	—	—	—	5.0
Repurchase of common shares	(50.1)	—	—	—	—	(50.1)
Net settlement of equity based awards	(9.1)	—	—	—	—	(9.1)
Proceeds from short-term borrowings	—	—	5.7	—	—	5.7
Intercompany activity, net	20.5	—	(25.2)	4.7	—	—

Net cash used in financing activities	(43.5)	—	(52.8)	(2.0)	40.0	(58.3)

Cash and cash equivalents at beginning of period	13.4	—	271.3	16.3	—	301.0
(Decrease) increase in cash and cash equivalents	(4.0)	—	(44.9)	12.5	—	(36.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.4)	0.5	—	(0.9)

Cash and cash equivalents at end of period	$9.4	$—	$225.0	$29.3	$—	$263.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, risks relating to Signet being a Bermuda corporation, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to consumer credit, seasonality of Signet’s business, financial market risks, deterioration in consumers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, the impact of the Zale acquisition on relationships, including with employees, suppliers, customers and competitors and any related impact on integration and anticipated synergies, the impact of stockholder litigation with respect to the Zale acquisition, and our ability to successfully integrate Zale’s operations and to realize synergies from the transaction.

For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward-looking statement, see the “Risk Factors” section of Signet’s Fiscal 2014 Annual Report on Form 10-K filed with the SEC on March 27, 2014 and Part II, Item 1A of this Form 10-Q. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

OVERVIEW

Signet is the largest specialty retail jeweler by sales in the US and UK. Signet manages its business as two geographical reportable segments, the US and the UK divisions. In addition, the Other operating segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

Signet’s US division operated 1,476 stores in all 50 states at May 3, 2014. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”).

Signet’s UK division operated 493 stores at May 3, 2014, including 14 stores in the Republic of Ireland and three in the Channel Islands. Its stores trade in major regional shopping malls and prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) as “H.Samuel,” “Ernest Jones,” and “Leslie Davis.”

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

	13 weeks ended		Change %	Impact of exchange rate movement $million	13 weeks ended May 4, 2013 at constant exchange rates (non-GAAP) $million	Change at constant exchange rates (non- GAAP) %
	May 3, 2014 $million	May 4, 2013 $million
Sales by origin and destination:
US	903.5	857.2	5.4	—	857.2	5.4
UK	151.7	135.0	12.4	12.0	147.0	3.2
Other	0.9	1.4	(35.7)	—	1.4	(35.7)

	1,056.1	993.6	6.3	12.0	1,005.6	5.0
Cost of sales	(648.9)	(610.8)	(6.2)	(8.9)	(619.7)	(4.7)

Gross margin	407.2	382.8	6.4	3.1	385.9	5.5
Selling, general and administrative expenses	(310.5)	(287.0)	(8.2)	(3.6)	(290.6)	(6.8)
Other operating income, net	54.0	47.0	14.9	0.1	47.1	14.6

Operating income (loss):
US	166.3	152.8	8.8	—	152.8	8.8
UK	—	(4.1)	100.0	(0.4)	(4.5)	100.0
Other	(15.6)	(5.9)	(164.4)	—	(5.9)	(164.4)

	150.7	142.8	5.5	(0.4)	142.4	5.8
Interest expense, net	(1.8)	(0.9)	(100.0)	(0.1)	(1.0)	(80.0)

Income before income taxes	148.9	141.9	4.9	(0.5)	141.4	5.3
Income taxes	(52.3)	(50.1)	(4.4)	0.3	(49.8)	(5.0)

Net income	96.6	91.8	5.2	(0.2)	91.6	5.5

Earnings per share – basic	$1.21	$1.14	6.1	$(0.01)	$1.13	7.1
Earnings per share – diluted	$1.20	$1.13	6.2	$—	$1.13	6.2
Earnings per share – diluted, excluding acquisition related costs(1)	$1.29	$1.13	14.2	$—	$1.13	14.2

(1)	See non-GAAP disclosure below regarding acquisition related costs.

Net cash

Net cash is the total of cash and cash equivalents less loans, overdrafts and long-term debt, and is helpful in providing a measure of the total indebtedness of the business.

(in millions)	May 3, 2014	February 1, 2014	May 4, 2013
Cash and cash equivalents	$249.1	$247.6	$263.7
Loans and overdrafts	(8.8)	(19.3)	(5.7)
Long-term debt	—	—	—

Net cash	$240.3	$228.3	$258.0

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

	13 weeks ended
(in millions)	May 3, 2014	May 4, 2013
Net cash provided by operating activities	$73.5	$45.1
Purchase of property and equipment, net	(28.1)	(23.2)

Free cash flow	$45.4	$21.9

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)

EBITDA is a non-GAAP measure defined as earnings before interest and income taxes (operating income), depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. Management believes this financial measure is helpful to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies.

	13 weeks ended
(in millions)	May 3, 2014	May 4, 2013
Operating income	$150.7	$142.8
Depreciation and amortization	28.0	25.6

EBITDA	$178.7	$168.4

Operating data reflecting the impact of acquisition related costs

The below table reflects the impact of the costs associated with the acquisition of Zale. Management finds the information useful to analyze the results of the business excluding these costs to in order to appropriately evaluate the performance of the business without the impact of significant and unusual items.

	Including acquisition costs		Acquisition related costs	Excluding acquisition costs
	in millions	% of sales	in millions	in millions	% of sales
Sales	$1,056.1	100.0	$—	$1,056.1	100.0
Cost of sales	(648.9)	(61.4)	—	(648.9)	(61.4)

Gross margin	407.2	38.6	—	407.2	38.6
Selling, general and administrative expenses	(310.5)	(29.4)	(8.4)	(302.1)	(28.6)
Other operating income, net	54.0	5.1	—	54.0	5.1

Operating income	150.7	14.3	(8.4)	159.1	15.1
Interest expense, net	(1.8)	(0.2)	(0.8)	(1.0)	(0.1)

Income before income taxes	148.9	14.1	(9.2)	158.1	15.0
Income taxes	(52.3)	(5.0)	1.9	(54.2)	(5.2)

Net income	$96.6	9.1	$(7.3)	$103.9	9.8

Earnings per share – diluted	$1.20		$(0.09)	$1.29
EBITDA	$178.7		$(8.4)	$187.1

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2014(1) Annual Report on Form 10-K.

First Quarter Highlights (“first quarter” is the 13 weeks ended May 3, 2014)

•	Total sales: up 6.3%

•	Same store sales: up 3.3%

•	Operating income: $150.7 million, up 5.5%

•	Diluted earnings per share (“EPS”): $1.20, up 6.2%

•	Operating income, excluding acquisition related costs (“adjusted”): $159.1 million, up 11.4%

•	Adjusted EPS: $1.29, up 14.2%

(1)	Fiscal 2015 is the 52 week year ending January 31, 2015 and Fiscal 2014 is the 52 week year ended February 1, 2014.

Certain operating data as a percentage of sales were as follows:

Operating Data

	First Quarter
(% to sales)	Fiscal 2015	Fiscal 2014
Sales	100.0	100.0
Cost of sales	(61.4)	(61.5)

Gross margin	38.6	38.5
Selling, general and administrative expenses	(29.4)	(28.9)
Other operating income, net	5.1	4.8

Operating income	14.3	14.4
Interest expense, net	(0.2)	(0.1)

Income before income taxes	14.1	14.3
Income taxes	(5.0)	(5.1)

Net income	9.1	9.2

Sales

In the first quarter of Fiscal 2015, Signet’s same store sales increased 3.3% compared to an increase of 6.4% in the 13 weeks ended May 4, 2013 (“first quarter of Fiscal 2014” or “prior year first quarter”). Total sales were $1,056.1 million compared to $993.6 million in the prior year first quarter, up $62.5 million or 6.3% compared to an increase of 10.4% in the first quarter of Fiscal 2014. eCommerce sales were $38.7 million compared to $31.1 million in the prior year first quarter, up $7.6 million or 24.4%. The breakdown of the sales performance is set out in the table below.

	Sales change from previous year
First quarter of Fiscal 2015	Same store sales	Non-same store sales, net (1)	Total sales at constant exchange rate (2)	Exchange translation impact (2)	Total sales as reported	Total sales (in millions)
US division	3.2%	2.2%	5.4%	—	5.4%	$903.5
UK division	4.1%	(0.9)%	3.2. %	9.2%	12.4%	$151.7
Other(3)	—	nm	nm	—	nm	$0.9

Signet	3.3%	1.7%	5.0%	1.3%	6.3%	$1,056.1

(1)	Includes all sales from stores not open or owned for 12 months.
(2)	Non-GAAP measure, discussed herein.
(3)	Includes sales from Signet’s diamond sourcing initiative.
nm	Not meaningful.

US sales

The US division’s total sales were $903.5 million compared to $857.2 million in the first quarter of Fiscal 2014, up $46.3 million or 5.4%. Same store sales increased 3.2% compared to an increase of 8.1% in the first quarter of Fiscal 2014. US sales increases in the first quarter of 2015 were driven primarily by fashion diamonds, bridal brands and watches. The number of merchandise transactions increased in both Kay and Jared and the average merchandise transaction value increased slightly in Kay and declined in Jared. The decline in the average merchandise transaction value in Jared was driven primarily by sales mix, including higher bead sales. eCommerce sales were $30.9 million compared to $25.6 million in the prior year first quarter, up $5.3 million or 20.7%. See the table below for further analysis of sales.

	Sales change from previous year
First quarter of Fiscal 2015	Same store sales	Non-same store sales, net (1)	Total sales as reported	Total sales (in millions)
Kay	4.2%	3.1%	7.3%	$562.4
Jared(2)	2.3%	5.6%	7.9%	$280.0

National brands subtotal	3.6%	3.9%	7.5%	$842.4
Regional brands	(2.1)%	(14.8)%	(16.9)%	$61.1

US division	3.2%	2.2%	5.4%	$903.5

(1)	Includes all sales from stores not open or owned for 12 months.
(2)	Includes 20 stores that were converted from regional brands, which consist of 18 Jared Vaults, which operate in outlet centers, and two Jared concept test stores. Reported sales in the prior year have been reclassified to align with current year presentation.

	Average Merchandise Transaction Value(1)(2)(3)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First quarter of Fiscal 2015	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
Kay	$385	$383	0.5%	4.9%	11.3%	6.6%
Jared	$545	$563	(3.2)%	0.9%	13.8%	10.3%
Regional brands	$399	$396	0.8%	3.4%	(6.7)%	(10.1)%
US division	$425	$427	(0.5)%	3.9%	10.4%	5.9%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	The first quarter of Fiscal 2015 includes Ultra transaction data while the first quarter of Fiscal 2014 excludes Ultra transaction data, as the integration was not yet completed.

UK sales

The UK division’s total sales were $151.7 million compared to $135.0 million in the first quarter of Fiscal 2014, up $16.7 million or 12.4% and up 3.2% at constant exchange rates. Same store sales increased 4.1% compared to a decrease of 2.3% in the first quarter of Fiscal 2014. UK sales increases in the first quarter were driven primarily by fashion jewelry, bridal brands and fashion watches. The number of merchandise transactions increased primarily due to beads and gold jewelry in H.Samuel and fashion watches in Ernest Jones. The average merchandise transaction value declined primarily driven by sales mix. eCommerce sales were $7.8 million compared to $5.5 million in the first quarter of Fiscal 2014, up $2.3 million or 41.8%. See the table below for further analysis of sales.

	Sales change from previous year
First quarter of Fiscal 2015	Same store sales	Non-same store sales, net (1)	Total sales at constant exchange rate (2)	Exchange translation impact (2)	Total sales as reported	Total sales (in millions)
H.Samuel	3.3%	(2.4)%	0.9%	9.0%	9.9%	$78.8
Ernest Jones(3)	5.0%	0.8%	5.8%	9.4%	15.2%	$72.9

UK division	4.1%	(0.9)%	3.2%	9.2%	12.4%	$151.7

(1)	Includes all sales from stores not open or owned for 12 months.
(2)	Non-GAAP measure, discussed herein.
(3)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First quarter of Fiscal 2015	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
H.Samuel	£73	£76	(3.9)%	1.3%	5.0%	(9.1)%
Ernest Jones(3)	£259	£273	(5.1)%	(9.9)%	10.1%	5.9%
UK division	£111	£115	(3.5)%	0.0%	6.1%	(6.5)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

Cost of sales and gross margin

In the first quarter of Fiscal 2015, the gross margin was $407.2 million or 38.6% of sales compared to $382.8 million or 38.5% of sales in the first quarter of Fiscal 2014.

Gross margin dollars in the US increased by $19.3 million compared to the prior year first quarter and increased as a percentage of sales by 10 basis points, reflecting higher sales and primarily the impact of lower gold prices on average commodity costs. This benefit was partially offset by the recognition of gold hedge losses incurred in Fiscal 2014 and lower gold spot prices that reduced the recovery on trade-ins and inventory. The US net bad debt to US sales ratio was consistent with the prior year first quarter at 2.5%, with the credit portfolio continuing to perform strongly.

In the UK, gross margin dollars increased $5.4 million compared to the prior year first quarter and increased as a percentage of sales by 70 basis points. The increase in the gross margin rate was primarily a result of higher sales and store occupancy savings associated with store closures and rent negotiations, partially offset by planned promotional activity.

Selling, general and administrative expenses (“SGA”)

Selling, general and administrative expenses were $310.5 million compared to $287.0 million in the first quarter of Fiscal 2014, up $23.5 million, and as a percentage of sales increased by 50 basis points to 29.4%. The increase in SGA as a percentage of sales is primarily due to $8.4 million of pre-acquisition transaction costs associated with legal, tax, accounting and consulting expenses incurred in connection with the acquisition of Zale. Excluding these pre-acquisition transaction costs, SGA was $302.1 million and as a percentage of sales was 28.6% compared to 28.9% in the prior year first quarter. The primary reason for the dollar increase in SGA expenses over the prior year comparable period was due to higher advertising expense of $10.2 million due to timing of production costs and higher store staff costs that flexed with sales.

Other operating income, net

Other operating income, net was $54.0 million or 5.1% of sales compared to $47.0 million or 4.8% of sales in the first quarter of Fiscal 2014. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.

Operating income

Operating income was $150.7 million or 14.3% of sales compared to $142.8 million or 14.4% of sales in the first quarter of Fiscal 2014. Excluding the $8.4 million of pre-acquisition transaction costs, operating income was $159.1 million or 15.1% of sales. The US division’s operating income was $166.3 million or 18.4% of sales compared to $152.8 million or 17.8% of sales in the prior year first quarter. Operating income for the UK division was $0.0 compared to an operating loss of $4.1 million or (3.0)% of sales in the prior year first quarter. Operating loss of the Other operating segment, which includes unallocated corporate administrative costs and the costs of Signet’s diamond sourcing initiative, was $15.6 million compared to $5.9 million in the prior year first quarter with the increase primarily attributed to the pre-acquisition transaction costs of $8.4 million described above.

Interest expense, net

Net interest expense was $1.8 million compared to $0.9 million in the prior year first quarter. The increase in interest expense is due to $0.8 million of pre-acquisition financing costs associated with Signet’s $800 million 364-day unsecured bridge facility.

Income before income taxes

Income before income taxes increased 4.9% to $148.9 million or 14.1% of sales compared to $141.9 million or 14.3% in the prior year first quarter.

Income taxes

Income tax expense was $52.3 million compared to $50.1 million in the prior year first quarter. The effective tax rate was 35.1% compared to 35.3% in the prior year first quarter, primarily due to a higher proportion of profits earned outside the US which are subject to lower tax rates, offset by an increase in the amount of expenses that are non-deductible for tax purposes primarily relating to the pre-acquisition transaction costs.

Net income

Net income was up 5.2% to $96.6 million or 9.1% of sales compared to $91.8 million or 9.2% of sales in the prior year first quarter.

Earnings per share

Diluted earnings per share were $1.20. Excluding the pre-acquisition transaction and financing costs of $7.3 million net of tax, adjusted diluted earnings per share were $1.29 compared to $1.13 in the first quarter of Fiscal 2014, an increase of 14.2%. The weighted average diluted number of Common Shares outstanding was 80.3 million compared to 81.3 million in the prior year first quarter. Signet repurchased 126,468 shares in the first quarter of Fiscal 2015 compared to 749,245 shares in the first quarter of Fiscal 2014.

Dividends per share

In the first quarter of Fiscal 2015, dividends of $0.18 were approved by the Board of Directors compared to $0.15 in the first quarter of Fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Set out in the table below is a summary of Signet’s cash flow activity for the first quarters of Fiscal 2015 and Fiscal 2014.

	13 weeks ended
(in millions)	May 3, 2014	May 4, 2013
Summary cash flow
Net cash provided by operating activities	$73.5	$45.1
Net cash used in investing activities	(28.1)	(23.2)
Net cash used in financing activities	(43.5)	(58.3)

Cash and cash equivalents at beginning of period	247.6	301.0
Increase (decrease) in cash and cash equivalents	1.9	(36.4)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.9)

Cash and cash equivalents at end of period	$249.1	$263.7

Operating activities

Net cash provided by operating activities was $73.5 million compared to $45.1 million in the prior year first quarter. Net income increased by $4.8 million to $96.6 million from $91.8 million in the prior year first quarter with depreciation and amortization increasing by $2.4 million to $28.0 million as compared to $25.6 million in the prior year first quarter. The primary drivers of cash provided by operating activities were as follows:

•

Accounts receivable decreased by $66.2 million, reflecting seasonal collection patterns, as compared to a decrease of $47.6 million in the prior year first quarter. In the US division, credit participation was 58.1% and the average monthly collection rate was 13.2%. This compares to 57.7% credit participation in the prior year first quarter, excluding the sales from Ultra as Ultra did not offer credit financing until June 2013, and an average monthly collection rate of 13.4%. The increase in the credit penetration rate is primarily driven by higher credit usage in the outlet stores.

•

Cash flow changes associated with inventory increases were $19.9 million compared to an increase of $54.7 million in the prior year first quarter. The change in inventory cash flows is primarily attributed to the prior year first quarter balance reflecting higher inventory levels to support outlet stores, expansion of bridal programs and Signet’s strategic diamond sourcing initiative.

Total inventory as of May 3, 2014 was $1,523.9 million compared to the year-end Fiscal 2014 balance of $1,488.0 million, reflecting an increase of $35.9 million or 2.4%. The increase in inventory from year-end is primarily attributed to expansion of bridal and branded programs to support higher sales and foreign currency movement associated with UK inventory.

•	Accounts payable decreased by $4.2 million compared to an increase of $18.3 million in the prior year first quarter primarily driven by timing differences associated with inventory payments.

•

Other movements in operating assets and liabilities include a decrease of $42.9 million in accrued expenses and other liabilities compared to a decrease of $51.3 million in the prior year first quarter driven primarily by seasonality and timing differences associated with payroll related liabilities. Income taxes payable decreased by $68.0 million compared to a decrease of $42.4 million in the prior year first quarter due to higher estimated tax payments made.

Investing activities

Net cash used in investing activities was $28.1 million compared to $23.2 million in the prior year first quarter as a result of increased capital investment in the existing businesses. In the US division, capital additions were $25.8 million compared to $21.3 million in the prior year first quarter reflecting capital spend associated primarily with new store growth, remodeling and IT investments. Net cash used in investing activities in the UK division was $2.0 million compared to $1.9 million in the prior year first quarter, in addition to capital expenditures of $0.3 million associated with Signet’s diamond sourcing facility in the Other operating segment.

Stores opened and closed in the first quarter of Fiscal 2015, together with planned changes for the balance of Fiscal 2015 are set out in the tables below.

US Division

	Kay mall	Kay off-mall	Jared		National brands subtotal	Annual net space change	Regional brands	Total	Annual net space change
February 1, 2014	768	287	203		1,258	12%	213	1,471	5%
Opened	2	9	1		12		—	12
Closed	(4)	(1)	—		(5)		(2)	(7)
Logo conversion(1)	—	—	20		20		(20)	—

May 3, 2014	766	295	224		1,285		191	1,476
Openings, planned	14	35	16	(2)	65		—	65
Closures, planned	(5)	(2)	—		(7)		(22)	(29)
Logo conversion(3)	—	1	13		14		(14)	—

January 31, 2015, planned	775	329	253		1,357	9%	155	1,512	5%

(1)	Includes 20 stores that were converted from regional brands, which consist of 18 Jared Vaults, which operate in outlet centers, and two Jared concept test stores.
(2)	Includes 10 Jared The Galleria Of Jewelry store openings, as well as six Jared concept test store openings.
(3)	Reflects the conversion of the remaining Ultra stores.

UK Division

	H.Samuel	Ernest Jones (1)	Total	Annual net space change
February 1, 2014	304	189	493	(3)%
Opened	—	—	—
Closed	—	—	—

May 3, 2014	304	189	493
Openings, planned	—	5	5
Closures, planned	(4)	(1)	(5)

January 31, 2015, planned	300	193	493	0%

(1)	Includes stores selling under the Leslie Davis nameplate.

Free cash flow

Free cash flow is net cash provided by operating activities less purchases of property and equipment, net; see non-GAAP measures discussed herein. Free cash flow was $45.4 million compared to $21.9 million in the prior year first quarter.

Financing activities

Dividends

	Fiscal 2015			Fiscal 2014
	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
		(in millions)			(in millions)
First quarter(1)	$0.18	$14.4	(2)	$0.15	$12.1

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the fourth quarter Fiscal 2014 $0.15 per share cash dividend was paid on February 27, 2014 in the aggregate amount of $12.0 million.
(2)	As of May 3, 2014, $14.4 million has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividend declared for the first quarter of Fiscal 2015, which has a record date of May 2, 2014 and a payment date of May 28, 2014.

Share repurchase

		13 weeks ended May 3, 2014				13 weeks ended May 4, 2013
	Amount authorized	Shares repurchased	Amount repurchased		Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)				(in millions)
2013 Program(1)	$350.0	126,468	$12.9	(3)	$102.10	na	na	na
2011 Program(2)	350.0	na	na		na	749,245	$50.1	$66.92

Total		126,468	$12.9		$102.10	749,245	$50.1	$66.92

(1)	In June 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $282.5 million remaining as of May 3, 2014.
(2)	In October 2011, the Board authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.
(3)	As of May 3, 2014, $11.4 million has been paid to repurchase common shares and $1.5 million has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting shares repurchased but not yet settled and paid for by the end of the first quarter.

na    Not applicable.

Proceeds from exercise of share options

During the first quarter of Fiscal 2015, $1.0 million was received for the exercise of share options pursuant to Signet’s equity compensation programs compared to $5.0 million in the prior year first quarter. Other than equity based compensation awards granted to employees and directors, Signet has not issued Common Shares as a financing activity for over ten years.

Movement in cash and indebtedness

Cash and cash equivalents at May 3, 2014 were $249.1 million compared to $263.7 million as of May 4, 2013. Net cash and cash equivalents at May 3, 2014 were $240.3 million compared to $258.0 million as of May 4, 2013; see non-GAAP measures discussed herein. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

Signet maintains its $400 million Credit Facility which, at May 3, 2014 and May 4, 2013, was undrawn, with no intra-period borrowings. Signet had stand-by letters of credit of $8.7 million and $9.5 million as of May 3, 2014 and May 4, 2013, respectively. In addition, at May 3, 2014, Signet had an $800 million 364-day unsecured bridge facility and a $400 million 5-year unsecured term loan facility to finance the proposed acquisition of Zale. In connection with the bridge facility, Signet incurred and capitalized $4.2 million, of which $3.0 million was paid and $1.2 million was accrued as of May 3, 2014, to which $0.8 million was amortized in the first quarter of Fiscal 2015. Subsequent to May 3, 2014, Signet executed its Zale acquisition financing as described above in Note 19 to the condensed consolidated financial statements, replacing the bridge facility in addition to amending its Credit Facility, issuing senior unsecured notes and securitizing its credit card receivables.

OBLIGATIONS AND COMMITMENTS

Signet’s contractual obligations and commitments at May 3, 2014 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 1, 2014, filed with the SEC on March 27, 2014. Subsequent to May 3, 2014, Signet executed its financing for the Zale acquisition as described in Note 20 in which certain contractual obligations will be required related to principal repayments, interest and commitment fees.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. Management maintains a process to review the application of Signet’s accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a multinational organization. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no material changes to the policies and estimates as discussed in Signet’s Annual Report on Form 10-K for the year ended February 1, 2014, filed with the SEC on March 27, 2014.

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

Signet’s market risk profile as of May 3, 2014 has not materially changed since February 1, 2014. The market risk profile as of February 1, 2014 is disclosed in Signet’s Fiscal 2014 Annual Report on Form 10-K, filed with the SEC on March  27, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 3, 2014.

Changes in Internal Control over Financial Reporting

During the first quarter of Fiscal 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 15 of the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Five putative stockholder class action lawsuits challenging the Company’s acquisition of Zale have been filed in the Court of Chancery of the State of Delaware: Breyer v. Zale Corp. et al., C.A. No. 9388-VCP, filed February 24, 2014; Stein v. Zale Corp. et al., C.A. No. 9408-VCP, filed March 3, 2014; Singh v. Zale Corp. et al., C.A. No. 9409-VCP, filed March 3, 2014; Smart v. Zale Corp. et al., C.A. No. 9420-VCP, filed March 6, 2014; and Pill v. Zale Corp. et al., C.A. No. 9440-VCP, filed March 12, 2014 (collectively, the “Actions”). Each of these Actions is brought by a purported holder of Zale common stock, both individually and on behalf of a putative class of Zale stockholders. The Court of Chancery consolidated the Actions on March 25, 2014 (the “Consolidated Action”), and the plaintiffs filed a consolidated amended complaint on April 23, 2014. The Consolidated Action names as defendants Zale, the members of the board of directors of Zale, the Company, and a merger-related subsidiary of the Company. The Consolidated Actions alleges that the Zale directors breached their fiduciary duties to Zale stockholders in connection with their consideration and approval of the merger agreement by failing to maximize stockholder value and agreeing to an inadequate merger price and to deal terms that deter higher bids. The Consolidated Actions also alleges that the Zale directors issued a materially misleading and incomplete proxy statement regarding the merger. Further, the Consolidated Action alleges that Zale and the Company aided and abetted the Zale directors’ breaches of fiduciary duty. The Consolidated Actions seeks, among other things, an injunction to prevent the consummation of the merger or, in the event that the merger is consummated, rescission of the merger or damages, as well as attorneys’ and experts’ fees. On May 23, 2014, the Chancery Court of Chancery denied plaintiff’s’ motion for a preliminary injunction.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2014 Annual Report on Form 10-K, filed with the SEC on March 27, 2014, except that the risk factors set forth below includes any material changes to, and supersede, to the extent included below, the description of, the risk factors disclosed in Part I, Item 1A of Signet’s Fiscal 2014 Annual Report on Form 10-K. In addition, the risk factor entitled “If Signet’s financing for the transaction becomes unavailable, the transaction may not be completed and we may be in breach of the Merger Agreement” disclosed in Part I, Item 1A of Signet’s Fiscal 2014 Annual Report on Form 10-K is hereby deleted.

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

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production (based upon recent estimates), the final rules require Signet and other jewelry retailers and manufacturers that file with the SEC to make specified country of origin inquiries of our suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum and tungsten), that are used in products sold by Signet in the US and elsewhere. On May 30, 2014, Signet filed with the SEC its Form Specialized Disclosure (SD) and accompanying Conflict Minerals Report in accordance with the SEC’s rules, which together describe our country of origin inquiries and due diligence measures relating to the source and chain of custody of those designated minerals Signet deemed necessary to the functionality or production of our products, the results of those activities and our related determinations with respect to the calendar year ended December 31, 2013.

Compliance with the SEC’s conflict minerals disclosure rules to date has not and will not likely add significantly to Signet’s compliance costs, and management does not expect any potential future increase in such costs to be material. There may be reputational risks associated with the potential negative response of our customers and other stakeholders to future disclosures by Signet in the event that, due to the complexity of the global supply chain, Signet is unable to sufficiently verify the origin of the relevant metals. Also, if future responses to verification requests by suppliers of any of the covered minerals used in our products are inadequate or adverse, Signet’s ability to obtain merchandise may be impaired and our compliance costs may increase.

The final rules also cover tungsten and tin, which are contained in a small proportion of items that are sold by Signet. It is possible that other minerals, such as diamonds, could be subject to similar rules.

Additional indebtedness relating to the Zale acquisition reduces the availability of cash to fund other business initiatives and the expected benefits from the acquisition may not be fully realized.

Signet’s additional indebtedness to fund the acquisition of Zale has significantly increased Signet’s outstanding debt. This additional indebtedness requires us to dedicate a portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives, including dividends and share repurchases. Significant changes to Signet’s financial condition as a result of global economic changes or difficulties in the integration or execution of strategies of the newly acquired business, and the diversion of significant management time and resources towards integrating the business and operations of Zale may affect our ability to obtain the expected benefits from the transaction or to satisfy the financial covenants included in the terms of the financing arrangements.

Signet has incurred transaction-related costs in connection with the transaction.

We have incurred a number of substantial non-recurring transaction-related costs associated with completing the transaction, combining the operations of the two companies and achieving desired synergies. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, regulatory filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our and Zale’s businesses. There can be no assurance that the realization of other efficiencies related to the integration of the two businesses, as well as the elimination of certain duplicative costs, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term, or at all.

Although we anticipate that Zale will continue to operate as a separate brand within Signet, failure to successfully combine Signet’s and Zale’s businesses in the expected time frame may adversely affect the future results of the combined company.

The success of the transaction will depend, in part, on our ability to realize the anticipated benefits and synergies from combining our and Zale’s businesses. To realize these anticipated benefits, the businesses must be successfully combined. If the combined company is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the transaction may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the transaction. These integration difficulties could result in declines in the market value of our common stock.

A consolidated lawsuit on behalf of a purported class of stockholders is pending against Zale, Signet, the members of Zale’s board of directors and Signet’s merger subsidiary, challenging the transaction, and an unfavorable judgment or ruling in this lawsuit could result in substantial costs.

In connection with the Zale acquisition, a consolidated lawsuit on behalf of a purported class of Zale stockholders is pending in the Delaware Court of Chancery. The lawsuit names as defendants Zale, Signet, the members of the board of directors of Zale, and Signet’s merger subsidiary. Additional lawsuits, including appraisal actions, may be filed against Zale and us, our merger subsidiary and Zale’s directors related to the transaction. The defense or settlement of, or an unfavorable judgment in, any lawsuit or claim could result in substantial costs and could adversely affect the combined company’s business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following table contains the Company’s repurchases of equity securities in the first quarter of Fiscal 2015:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the publicly announced plans or programs
February 2, 2014 to March 1, 2014	—	$—	—	$295,397,069
March 2, 2014 to March 29, 2014	8,116	$98.15	—	$295,397,069
March 30, 2014 to May 2, 2014	265,336	$102.76	126,468	$282,484,862

Total	273,452	$102.62	126,468	$282,484,862

(1)	Includes 146,984 shares of restricted stock repurchased in connection with employee tax withholding obligations under the Company’s share-based compensation plans, which are not purchases under any publicly announced share repurchase programs.
(2)	In June 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

June 3, 2014	By:	/s/ Ronald Ristau
Ronald Ristau
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)