Form 10-Q
period 2014-08-02
SIGNET JEWELERS LTD
filed 2014-09-10
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 2, 2014 or

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

Common Stock, $0.18 par value, 80,215,003 shares as of September 5, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013	Notes
Sales	$1,225.9	$880.2	$2,282.0	$1,873.8	2
Cost of sales	(816.9)	(570.5)	(1,465.8)	(1,181.3)

Gross margin	409.0	309.7	816.2	692.5
Selling, general and administrative expenses	(379.2)	(250.5)	(689.7)	(537.5)
Other operating income, net	53.7	46.3	107.7	93.3

Operating income	83.5	105.5	234.2	248.3	2
Interest expense, net	(13.7)	(1.0)	(15.5)	(1.9)

Income before income taxes	69.8	104.5	218.7	246.4
Income taxes	(11.8)	(37.1)	(64.1)	(87.2)	4

Net income	$58.0	$67.4	$154.6	$159.2

Earnings per share: basic	$0.73	$0.84	$1.93	$1.98	5
diluted	$0.72	$0.84	$1.93	$1.97	5
Weighted average common shares outstanding: basic	79.9	80.3	79.9	80.6	5
diluted	80.2	80.7	80.2	81.0	5
Dividends declared per share	$0.18	$0.15	$0.36	$0.30	6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 weeks ended
	August 2, 2014			August 3, 2013
(in millions)	Pre-tax amount	Tax (Expense) Benefit	After-tax amount	Pre-tax amount	Tax (Expense) Benefit	After-tax amount
Net income			$58.0			$67.4
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2.3)	$—	(2.3)	$(5.2)	$—	(5.2)
Available-for-sale securities:
Unrealized loss	(0.2)	—	(0.2)	—	—	—
Cash flow hedges:
Unrealized (loss) gain	(0.2)	0.1	(0.1)	(8.6)	3.2	(5.4)
Reclassification adjustment for losses (gains) to net income	5.1	(1.7)	3.4	—	(0.1)	(0.1)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	0.5	(0.1)	0.4	0.5	(0.1)	0.4
Reclassification adjustment to net income for amortization of net prior service credits	(0.5)	0.1	(0.4)	(0.3)	0.1	(0.2)

Total other comprehensive income (loss)	$2.4	$(1.6)	$0.8	$(13.6)	$3.1	$(10.5)

Total comprehensive income			$58.8			$56.9

	26 weeks ended
	August 2, 2014			August 3, 2013
(in millions)	Pre-tax amount	Tax (Expense) Benefit	After-tax amount	Pre-tax amount	Tax (Expense) Benefit	After-tax amount
Net income			$154.6			$159.2
Other comprehensive income (loss):
Foreign currency translation adjustments	$7.3	$—	7.3	$(7.0)	$—	(7.0)
Available-for-sale securities:
Unrealized loss	(0.2)	—	(0.2)	—	—	—
Cash flow hedges:
Unrealized gain (loss)	0.5	(0.3)	0.2	(26.1)	9.3	(16.8)
Reclassification adjustment for losses (gains) to net income	12.5	(4.4)	8.1	(1.0)	0.3	(0.7)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	1.0	(0.2)	0.8	1.1	(0.2)	0.9
Reclassification adjustment to net income for amortization of net prior service credits	(0.9)	0.2	(0.7)	(0.7)	0.1	(0.6)

Total other comprehensive income (loss)	$20.2	$(4.7)	$15.5	$(33.7)	$9.5	$(24.2)

Total comprehensive income			$170.1			$135.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share data)	August 2, 2014	February 1, 2014	August 3, 2013	Notes
Assets
Current assets:
Cash and cash equivalents	$215.0	$247.6	$212.9
Accounts receivable, net	1,316.0	1,374.0	1,152.1	8
Other receivables	54.1	51.5	43.0
Other current assets	120.5	87.0	79.2	11
Deferred tax assets	2.3	3.0	2.3
Income taxes	15.5	6.5	12.8
Inventories	2,345.3	1,488.0	1,417.7	9

Total current assets	4,068.7	3,257.6	2,920.0

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $831.7, $788.1, and $750.1, respectively	627.8	487.6	434.9
Goodwill	551.9	26.8	23.2	10
Intangible assets, net of accumulated amortization of $2.4	467.6	—	—	10
Other assets	133.0	87.2	84.2	11
Deferred tax assets	84.4	113.7	127.3
Retirement benefit asset	61.3	56.3	50.7

Total assets	$5,994.7	$4,029.2	$3,640.3	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$31.2	$19.3	$1.7	19
Accounts payable	235.0	162.9	130.3
Accrued expenses and other current liabilities	422.1	328.5	259.7	13
Deferred revenue	211.1	173.0	154.6	12
Deferred tax liabilities	218.9	113.1	140.8
Income taxes	55.4	103.9	46.9

Total current liabilities	1,173.7	900.7	734.0

Non-current liabilities:
Long-term debt	1,379.1	—	—	19
Other liabilities	235.4	121.7	114.6
Deferred revenue	520.4	443.7	418.4	12
Deferred tax liabilities	2.2	—	0.7

Total liabilities	3,310.8	1,466.1	1,267.7

Commitments and contingencies				17
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 80.2 shares outstanding (February 1, 2014: 80.2 shares outstanding; August 3, 2013: 80.5 shares outstanding)	15.7	15.7	15.7
Additional paid-in capital	262.5	258.8	249.3
Other reserves	0.4	0.4	0.4	6
Treasury shares at cost: 7.0 shares (February 1, 2014: 7.0 shares; August 3, 2013: 6.7 shares)	(367.0)	(346.2)	(321.8)	6
Retained earnings	2,935.3	2,812.9	2,628.9
Accumulated other comprehensive loss	(163.0)	(178.5)	(199.9)	7

Total shareholders’ equity	2,683.9	2,563.1	2,372.6

Total liabilities and shareholders’ equity	$5,994.7	$4,029.2	$3,640.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Cash flows from operating activities
Net income	$58.0	$67.4	$154.6	$159.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36.5	25.5	64.5	51.1
Amortization of unfavorable leases and contracts	(5.9)	—	(5.9)	—
Pension benefit	(0.6)	(0.1)	(1.2)	(0.2)
Share-based compensation	4.0	3.5	7.2	6.5
Deferred taxation	(13.6)	(4.4)	(4.2)	(2.5)
Excess tax benefit from exercise of share awards	—	(4.5)	(7.7)	(4.5)
Amortization of debt discount and issuance costs	4.5	0.1	5.5	0.2
Other non-cash movements	0.7	(0.7)	0.1	(0.9)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7.9)	5.2	58.3	52.8
Increase in other receivables and other assets	(2.3)	(4.4)	(4.0)	(9.9)
(Increase) decrease in other current assets	(23.2)	(0.5)	(22.7)	4.0
Decrease (increase) in inventories	37.0	(2.7)	17.1	(57.4)
Decrease in accounts payable	(24.7)	(47.6)	(28.9)	(29.3)
Increase (decrease) in accrued expenses and other liabilities	23.9	(5.8)	(19.0)	(57.1)
Increase (decrease) in deferred revenue	6.1	(0.4)	21.0	7.6
Increase (decrease) in income taxes payable	19.5	(15.8)	(48.5)	(58.2)
Pension plan contributions	(1.1)	(1.0)	(2.2)	(2.8)
Effect of exchange rate changes on currency swaps	(0.5)	(0.4)	(0.1)	(0.1)

Net cash provided by operating activities	110.4	13.4	183.9	58.5

Investing activities
Purchase of property, plant and equipment	(61.9)	(30.4)	(90.0)	(53.6)
Purchase of available-for-sale securities	(1.2)	—	(1.2)	—
Proceeds from sale of available-for-sale securities	1.0	—	1.0	—
Acquisition of Ultra Stores, Inc.	—	1.4	—	1.4
Acquisition of Zale Corporation, net of cash acquired	(1,429.2)	—	(1,429.2)	—

Net cash used in investing activities	(1,491.3)	(29.0)	(1,519.4)	(52.2)

Financing activities
Dividends paid	(14.4)	(12.1)	(26.4)	(21.9)
Proceeds from issuance of common shares	1.0	0.2	2.0	5.2
Excess tax benefit from exercise of share awards	—	4.5	7.7	4.5
Proceeds from term loan	400.0	—	400.0	—
Proceeds from senior notes	398.4	—	398.4	—
Proceeds from securitization facility	930.6	—	930.6	—
Repayments of securitization facility	(330.6)	—	(330.6)	—
Payment of debt issuance costs	(15.4)	—	(18.4)	—
Repurchase of common shares	(11.0)	(25.0)	(22.4)	(75.1)
Net settlement of equity based awards	0.2	0.1	(15.1)	(9.0)
Principal payments under capital lease obligations	(0.2)	—	(0.2)	—
(Repayment of) proceeds from short-term borrowings	(11.7)	(4.0)	(22.2)	1.7

Net cash provided by (used in) financing activities	1,346.9	(36.3)	1,303.4	(94.6)

Cash and cash equivalents at beginning of period	249.1	263.7	247.6	301.0
Decrease in cash and cash equivalents	(34.0)	(51.9)	(32.1)	(88.3)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.1	(0.5)	0.2

Cash and cash equivalents at end of period	$215.0	$212.9	$215.0	$212.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2014	$15.7	$258.8	$0.4	$(346.2)	$2,812.9	$(178.5)	$2,563.1
Net income	—	—	—	—	154.6	—	154.6
Other comprehensive income (loss)	—	—	—	—	—	15.5	15.5
Dividends	—	—	—	—	(28.8)	—	(28.8)
Repurchase of common shares	—	—	—	(22.4)	—	—	(22.4)
Net settlement of equity based awards	—	(3.4)	—	(0.8)	(3.2)	—	(7.4)
Share options exercised	—	(0.1)	—	2.4	(0.2)	—	2.1
Share-based compensation expense	—	7.2	—	—	—	—	7.2

Balance at August 2, 2014	$15.7	$262.5	$0.4	$(367.0)	$2,935.3	$(163.0)	$2,683.9

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

On May 29, 2014, the Company completed the acquisition of Zale Corporation (“the Acquisition”) (see Note 20 for further information). Prior to the Acquisition, the Company managed its business as two geographical reportable segments, being the United States of America (the “US”) and the United Kingdom (the “UK”) divisions. In connection with the Acquisition, the Company will no longer report its segments geographically, but by store brand grouping. The former US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands and will be known as Sterling Jewelers division (“Sterling Jewelers”). The former UK division’s retail stores operate under brands including H.Samuel and Ernest Jones. In connection with the Acquisition, the former UK division will be known as UK Jewelry division (“UK Jewelry”).

In connection with the Acquisition, the Zale division (“Zale”) was added, consisting of two new reportable segments: Zale Jewelry (“Zale Jewelry”) and Piercing Pagoda (“Piercing Pagoda”). Zale Jewelry is comprised of three core national brands, Zales Jewelers, Zales Outlet and Peoples Jewellers and two regional brands, Gordon’s Jewelers and Mappins Jewellers. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers is the national brand in the US providing moderately priced jewelry to a broad range of customers. Zales Outlet operates in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers’ national marketing and brand recognition. Gordon’s Jewelers is a value-oriented regional jeweler. Peoples Jewellers is Canada’s largest fine jewelry retailer. Mappins Jewellers offers customers classic fine jewelry also in Canada. Piercing Pagoda operates mall-based kiosks focused on the opening price point customer. Piercing Pagoda specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends.

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

Fiscal year

The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2015 is the 52 week year ending January 31, 2015 and Fiscal 2014 is the 52 week year ended February 1, 2014. Within these condensed consolidated financial statements, the second quarter and year to date of the relevant fiscal years 2015 and 2014 refer to the 13 and 26 weeks ended August 2, 2014 and August 3, 2013, respectively.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Seasonality

Signet’s sales are seasonal, with the first quarter slightly exceeding 20% of annual sales, the second and third quarters approximating 20% and the fourth quarter accounting for almost 40% of annual sales, with December being by far the most important month of the year. Sales made in November and December are known as the “Holiday Season.” Due to sales leverage, Signet’s operating income is even more seasonal; about 45% to 55% of Signet’s operating income normally occurs in the fourth quarter, comprised of nearly all of the UK Jewelry and Zale divisions’ operating income and about 40% to 45% of the Sterling Jewelers division’s operating income.

Revenue recognition

Extended service plans and lifetime warranty agreements

Signet recognizes revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred. The deferral period for lifetime warranty sales in each division is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could adversely impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.

The Sterling Jewelers division sells extended service plans where it is obliged, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of extended service plans is deferred over 14 years, with approximately 45% of revenue recognized within the first two years.

The Zale division also sells extended service plans. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime extended service plans is deferred over 10 years. Revenues related to the optional theft protection are recognized over the two-year contract period on a straight-line basis. Zale Jewelry customers are also offered a two-year watch warranty and a one-year warranty that covers breakage. Piercing Pagoda customers are also offered a one-year warranty that covers breakage. Revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the Company’s interest in the fair value of the identifiable assets and liabilities acquired. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each. Goodwill is not amortized, but is reviewed for impairment and is required to be tested at least annually or whenever events or changes in circumstances indicate it is more likely than not that a reporting unit’s fair value is less than its carrying value. The annual testing date for goodwill allocated to the Sterling Jewelers reporting unit is the last day of the fourth quarter. The annual testing date for goodwill allocated to the reporting units associated with the Acquisition and the Other reporting unit is May 31.

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

See Note 20 for additional discussion of the goodwill recorded by the Company during the second quarter of Fiscal 2015. There have been no goodwill impairment losses recorded during the fiscal periods presented in the condensed consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may be required. See Note 10 for additional information.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible assets

Intangible assets with definite lives are amortized and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying amount, the Company recognizes an impairment loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset.

Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, pursuant to Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, the Company performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any.

If future economic conditions are different than those projected by management, future impairment charges may be required. See Note 10 for additional information on intangible assets.

Capital leases

The Zale division has capital leases related to vehicles for field management. The vehicles are included in property, plant and equipment in the accompanying condensed consolidated balance sheets and are depreciated over a four-year life.

New accounting pronouncements adopted during the period

Presentation of unrecognized tax benefit

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Signet adopted this guidance effective for the first quarter ended May 3, 2014 and the implementation of this accounting pronouncement did not have an impact on Signet’s condensed consolidated financial statements.

New accounting pronouncements to be adopted in future periods

Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Signet is currently assessing the impact, if any, that the adoption of this accounting pronouncement will have on its consolidated financial statements.

Share-based compensation

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU No. 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Signet is currently assessing the impact, if any, that the adoption of this accounting pronouncement will have on its consolidated financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reclassification

Signet has reclassified the presentation of certain prior year information to conform to the current year presentation.

2. Segment information

On May 29, 2014, the Company completed the Acquisition (see Note 20 for further information). Prior to the Acquisition, the Company managed its business as two geographical reportable segments, being the US and UK divisions. In connection with the Acquisition, the Company will no longer report its segments geographically, but by store brand grouping. The former US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands and will be known as Sterling Jewelers division. The former UK division’s retail stores operate under brands including H.Samuel and Ernest Jones will be known as UK Jewelry division.

In connection with the Acquisition, the Zale division was added, consisting of two new reportable segments: Zale Jewelry and Piercing Pagoda. Zale Jewelry is comprised of three core national brands, Zales Jewelers, Zales Outlet and Peoples Jewellers and two regional brands, Gordon’s Jewelers and Mappins Jewellers. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers is the national brand in the US providing moderately priced jewelry to a broad range of customers. Zales Outlet operates in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers’ national marketing and brand recognition. Gordon’s Jewelers is a value-oriented regional jeweler. Peoples Jewellers is Canada’s largest fine jewelry retailer. Mappins Jewellers offers customers classic fine jewelry also in Canada. Piercing Pagoda operates mall-based kiosks focused on the opening price point customer. Piercing Pagoda specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends.

In the fourth quarter of Fiscal 2014, subsequent to the November 4, 2013 acquisition of a diamond polishing factory in Gaborone, Botswana, management established a separate operating segment, Other, which consists of all non-reportable segments including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. This segment was determined to be non-reportable and will be aggregated with corporate administrative functions for segment reporting. Prior year results have been revised to reflect this change. All inter-segment sales and transfers are eliminated.

	13 weeks ended			26 weeks ended
(in millions)	August 2, 2014		August 3, 2013	August 2, 2014		August 3, 2013
Sales:
Sterling Jewelers	$810.4		$741.1	$1,713.9		$1,598.3
UK Jewelry	162.9		139.1	314.6		274.1
Zale Jewelry	215.0		—	215.0		—
Piercing Pagoda	32.5		—	32.5		—
Other	5.1		—	6.0		1.4

Total sales	$1,225.9		$880.2	$2,282.0		$1,873.8

Operating income (loss):
Sterling Jewelers	$129.9		$111.9	$296.2		$264.7
UK Jewelry	1.1		(0.8)	1.1		(4.9)
Zale Jewelry	(8.0)		—	(8.0)		—
Piercing Pagoda	(1.8)		—	(1.8)		—
Other	(37.7	)(1)	(5.6)	(53.3	)(1)	(11.5)

Total operating income	$83.5		$105.5	$234.2		$248.3

(1)	Includes $30.8 million and $39.2 million of acquisition related costs for the 13 and 26 weeks ended August 2, 2014, respectively. See Note 20 for additional information.

(in millions)	August 2, 2014	February 1, 2014	August 3, 2013
Total assets:
Sterling Jewelers	$3,296.4	$3,311.0	$3,000.7
UK Jewelry	475.4	484.6	434.0
Zale Jewelry	1,881.6	—	—
Piercing Pagoda	123.9	—	—
Other	217.4	233.6	205.6

Total assets	$5,994.7	$4,029.2	$3,640.3

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Foreign currency translation

Assets and liabilities denominated in the British pound and the Canadian dollar are translated into the US dollar at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in the British pound and Canadian dollar are translated into US dollars at historical exchange rates. Revenues and expenses denominated in the British pound and Canadian dollar are translated into the US dollar at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included within the condensed consolidated income statement, whereas translation adjustments and gains and losses related to intercompany loans of a long-term investment nature are recognized as a component of accumulated other comprehensive income (loss) (“OCI”). In addition, as the majority of the sales and expenses related to the factory in Gaborone, Botswana are transacted in US dollars, there is no related foreign currency translation as the US dollar is the functional currency.

4. Income taxes

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. Signet is subject to examination by the US federal and state and Canada tax authorities for tax years ending after November 1, 2008 and is subject to examination by the UK tax authority for tax years ending after January 31, 2012.

As of August 2, 2014, Signet had $6.3 million of unrecognized tax benefits related to uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. The unrecognized tax benefits increased by $1.7 million during the quarter related to positions taken by Zale Corporation prior to the Acquisition. The unrecognized tax benefits relate primarily to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of August 2, 2014, Signet had accrued interest of $1.1 million. The accrued interest increased by $0.8 million during the quarter related to tax positions taken by Zale Corporation prior to the Acquisition. Signet also had $0.6 million of accrued penalties as of August 2, 2014. All of the accrued penalties were recorded during the three months ended August 2, 2014 related as well to the Acquisition.

Over the next twelve months, management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of August 2, 2014, due to settlement of the uncertain tax positions with the tax authorities.

5. Earnings per share

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$58.0	$67.4	$154.6	$159.2

Basic weighted average number of shares outstanding	79.9	80.3	79.9	80.6
Dilutive effect of share awards	0.3	0.4	0.3	0.4

Diluted weighted average number of shares outstanding	80.2	80.7	80.2	81.0

Earnings per share – basic	$0.73	$0.84	$1.93	$1.98
Earnings per share – diluted	$0.72	$0.84	$1.93	$1.97

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in the 13 and 26 week periods ended August 2, 2014 by 7,299,705 and 7,286,160 shares, respectively (13 and 26 week periods ended August 3, 2013: 6,848,428 and 6,606,882 shares, respectively). The calculation of fully diluted earnings per share for the 13 and 26 week periods ended August 2, 2014 excludes 5,128 and 2,564 non-vested time-based restricted shares (13 and 26 week periods ended August 3, 2013: 1,071 and 53,421 shares, respectively) on the basis that their effect on earnings per share was anti-dilutive.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Shareholders’ equity

Share repurchase

		26 weeks ended August 2, 2014			26 weeks ended August 3, 2013
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)
2013 Program(1)	$350	220,132	$22.4	$101.57	374,613	$25.0	$66.74
2011 Program(2)	$350	n/a	n/a	n/a	749,245	50.1	66.92

Total		220,132	$22.4		1,123,858	$75.1

(1)	In June 2013, the Board of Directors authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $273.0 million remaining as of August 2, 2014.
(2)	In October 2011, the Board of Directors authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.
n/a	Not applicable.

Dividends

	Fiscal 2015			Fiscal 2014
	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
		(in millions)			(in millions)
First quarter(1)	$0.18	$14.4	(2)	$0.15	$12.1
Second quarter	$0.18	$14.4	(3)	$0.15	$12.1

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the fourth quarter Fiscal 2014 $0.15 per share cash dividend was paid on February 27, 2014 in the aggregate amount of $12.0 million.
(2)	The first quarter Fiscal 2015 $0.18 per share cash dividend was paid on May 28, 2014 in the aggregate amount of $14.4 million.
(3)	As of August 2, 2014, $14.4 million has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividend declared for the second quarter of Fiscal 2015, which has a record date of August 1, 2014 and a payment date of August 27, 2014.

Reclassification

During the second quarter of Fiscal 2015, $234.8 million was reclassified from other reserves within Shareholders’ Equity to retained earnings as the restrictions related to this amount were released. The presentation in previous periods has been adjusted to conform to the current period presentation.

7. Accumulated other comprehensive (loss) income

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for- sale securities, net	Gains (losses) on cash flow hedges	Actuarial (losses) gains	Prior service credit (cost)	Accumulated other comprehensive (loss) income
Balance at February 1, 2014	$(137.0)	$—	$(14.3)	$(42.5)	$15.3	$(178.5)
OCI before reclassifications	7.3	(0.2)	0.2	—	—	7.3
Amounts reclassified from accumulated OCI	—	—	8.1	0.8	(0.7)	8.2

Net current-period OCI	7.3	(0.2)	8.3	0.8	(0.7)	15.5

Balance at August 2, 2014	$(129.7)	$(0.2)	$(6.0)	$(41.7)	$14.6	$(163.0)

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reclassification activity by individual accumulated OCI component:	Amounts reclassified from accumulated OCI	Amounts reclassified from accumulated OCI	Income statement caption
	13 weeks ended August 2, 2014	26 weeks ended August 2, 2014
(in millions)
(Gains) losses on cash flow hedges:
Foreign currency contracts	$0.3	$0.3	Cost of sales (see Note 15)
Commodity contracts	4.8	12.2	Cost of sales (see Note 15)

Total before income tax	5.1	12.5
	(1.7)	(4.4)	Income taxes

Net of tax	3.4	8.1

Defined benefit pension plan items:
Amortization of unrecognized net prior service credits	(0.5)	(0.9)	Selling, general and administrative expenses(1)
Amortization of unrecognized actuarial loss	0.5	1.0	Selling, general and administrative expenses(1)

Total before income tax	—	0.1
	—	—	Income taxes

Net of tax	—	0.1

Total reclassifications	$3.4	$8.2

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 16 for additional information.

Reclassification activity by individual accumulated OCI component:	Amounts reclassified from accumulated OCI	Amounts reclassified from accumulated OCI	Income statement caption
	13 weeks ended August 3, 2013	26 weeks ended August 3, 2013
(in millions)
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.2)	$(0.4)	Cost of sales (see Note 15)
Commodity contracts	0.2	(0.6)	Cost of sales (see Note 15)
Total before income tax	—	(1.0)
	(0.1)	0.3	Income taxes

Net of tax	(0.1)	(0.7)

Defined benefit pension plan items:
Amortization of unrecognized net prior service credits	(0.3)	(0.7)	Selling, general and administrative expenses(1)
Amortization of unrecognized actuarial loss	0.5	1.1	Selling, general and administrative expenses(1)

Total before income tax	0.2	0.4
	—	(0.1)	Income taxes

Net of tax	0.2	0.3

Total reclassifications	$0.1	$(0.4)

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 16 for additional information.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Accounts receivable, net

Signet’s accounts receivable primarily consist of Sterling Jewelers’ customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment. The allowance is an estimate of the losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy, as well as an allowance for those amounts 90 days aged and under based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

(in millions)	August 2, 2014	February 1, 2014	August 3, 2013
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,305.1	$1,356.0	$1,142.0
Other accounts receivable	10.9	18.0	10.1

Total accounts receivable, net	$1,316.0	$1,374.0	$1,152.1

Sterling Jewelers grants credit to customers based on a variety of credit quality indicators, including customer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $10.0 million (February 1, 2014 and August 3, 2013: $12.8 million and $9.1 million, respectively) with a corresponding valuation allowance of $0.6 million (February 1, 2014 and August 3, 2013: $0.3 million and $0.4 million, respectively).

Allowance for credit losses on Sterling Jewelers’ customer in-house finance receivables:

(in millions)	26 weeks ended August 2, 2014	52 weeks ended February 1, 2014	26 weeks ended August 3, 2013
Beginning balance	$(97.8)	$(87.7)	$(87.7)
Charge-offs	63.0	128.2	56.4
Recoveries	15.0	26.0	13.6
Provision expense	(79.1)	(164.3)	(71.4)

Ending balance	$(98.9)	$(97.8)	$(89.1)
Ending receivable balance evaluated for impairment	1,404.0	1,453.8	1,231.1

Sterling Jewelers’ customer in-house finance receivables, net	$1,305.1	$1,356.0	$1,142.0

Net bad debt expense is calculated as provision expense less recoveries.

Credit quality indicator and age analysis of past due Sterling Jewelers’ customer in-house finance receivables:

	August 2, 2014		February 1, 2014		August 3, 2013
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0-30 days	$1,110.6	$(34.0)	$1,170.4	$(36.3)	$973.2	$(29.9)
Past due, aged 31-90 days	236.8	(8.3)	229.9	(8.0)	206.1	(7.4)
Non Performing:
Past due, aged more than 90 days	56.6	(56.6)	53.5	(53.5)	51.8	(51.8)

	$1,404.0	$(98.9)	$1,453.8	$(97.8)	$1,231.1	$(89.1)

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	August 2, 2014		February 1, 2014		August 3, 2013
(as a percentage of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing	96.0%	3.1%	96.3%	3.2%	95.8%	3.0%
Non Performing	4.0%	100.0%	3.7%	100.0%	4.2%	100.0%
	100.0%	7.0%	100.0%	6.7%	100.0%	7.2%

Securitized credit card receivables

The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust established on May 15, 2014. See Note 19 for additional information on this asset-backed securitization facility.

9. Inventories

(in millions)	August 2, 2014	February 1, 2014	August 3, 2013
Raw materials	$55.5	$41.8	$50.7
Finished goods	2,289.8	1,446.2	1,367.0

Total inventories	$2,345.3	$1,488.0	$1,417.7

10. Goodwill and intangibles

The following table summarizes the Company’s goodwill by reporting unit:

(in millions)	Sterling Jewelers	UK Jewelry	Zale Jewelry	Piercing Pagoda	Other	Total
Balance at February 2, 2013	$24.6	$—	$—	$—	$—	$24.6
Acquisitions(1)	(1.4)	—	—	—	3.6	2.2

Balance at February 1, 2014	23.2	—	—	—	3.6	26.8
Acquisitions(1)	—	—	525.1	—	—	525.1

Balance at August 2, 2014	$23.2	$—	$525.1	$—	$3.6	$551.9

(1)	See Note 20 for additional discussion of the goodwill recorded by the Company during Fiscal 2014 and Fiscal 2015.

The Company’s reporting units align with the operating segments disclosed in Note 2. There have been no goodwill impairment losses recorded during the fiscal periods presented in the condensed consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may be required.

Intangible Assets

Intangible assets with indefinite and definite lives represent the Zale trade names and favorable leases, which are included in intangible assets, net on the condensed consolidated balance sheets. The following table provides additional detail regarding the composition of intangible assets as of August 2, 2014, February 1, 2014 and August 3, 2013.

	August 2, 2014			February 1, 2014			August 3, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
(in millions)
Definite-lived intangible assets
Trade names	$1.6	$—	$1.6	$—	$—	$—	$—	$—	$—
Favorable leases	50.2	(2.4)	47.8	—	—	—	—	—	—

Total definite-lived intangible assets	51.8	(2.4)	49.4	—	—	—	—	—	—

Indefinite-lived trade names	418.2	—	418.2	—	—	—	—	—	—

Total intangible assets, net	$470.0	$(2.4)	$467.6	$—	$—	$—	$—	$—	$—

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Other assets

The following table summarizes the Company’s non-current other assets:

(in millions)	August 2, 2014	February 1, 2014	August 3, 2013
Deferred extended service plan costs	$64.5	$61.9	$58.8
Investments(1)	22.3	—	—
Other assets	46.2	25.3	25.4

Total other assets	$133.0	$87.2	$84.2

(1)	See Note 14 for additional discussion of the investment balances.

In addition, other current assets include deferred direct costs in relation to the sale of extended service plans (“ESP”) of $22.9 million as of August 2, 2014 (February 1, 2014 and August 3, 2013: $21.9 million and $20.8 million, respectively).

12. Deferred revenue

Deferred revenue is comprised primarily of ESP and voucher promotions as follows:

(in millions)	August 2, 2014	February 1, 2014	August 3, 2013
Sterling Jewelers ESP deferred revenue	$626.6	$601.2	$567.0
Zale ESP deferred revenue	99.1	—	—
Voucher promotions and other	5.8	15.5	6.0

Total deferred revenue	$731.5	$616.7	$573.0

Presented as:
Current liabilities	$211.1	$173.0	$154.6
Non-current liabilities	520.4	443.7	418.4

Total deferred revenue	$731.5	$616.7	$573.0

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Sterling Jewelers ESP deferred revenue, beginning of period	$619.6	$563.4	$601.2	$549.7
Plans sold	53.9	46.1	118.1	101.4
Revenues recognized	(46.9)	(42.5)	(92.7)	(84.1)

Sterling Jewelers ESP deferred revenue, end of period	$626.6	$567.0	$626.6	$567.0

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Zale ESP deferred revenue, beginning of period	$—	n/a	$—	n/a
Plans acquired	93.0	n/a	93.0	n/a
Plans sold	19.3	n/a	19.3	n/a
Revenues recognized	(13.2)	n/a	(13.2)	n/a

Zale ESP deferred revenue, end of period	$99.1	n/a	$99.1	n/a

n/a	Not applicable as the Acquisition occurred during Fiscal 2015.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Warranty reserve

Sterling Jewelers and Zale provide a product lifetime diamond guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. Sterling Jewelers also provides a similar product lifetime guarantee on color gemstones. The warranty reserve for diamond and gemstone guarantee, included in accrued expenses and other current liabilities, and other non-current liabilities, is as follows:

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Warranty reserve, beginning of period	$19.4	$18.6	$19.1	$18.5
Warranty obligations acquired	28.8	—	28.8	—
Warranty expense	2.3	1.9	4.0	3.5
Utilized	(2.4)	(1.9)	(3.8)	(3.4)

Warranty reserve, end of period	$48.1	$18.6	$48.1	$18.6

(in millions)	August 2, 2014	February 1, 2014	August 3, 2013
Presented as:
Current liabilities	$17.6	$6.7	$6.6
Non-current liabilities	30.5	12.4	12.0

Total warranty reserve	$48.1	$19.1	$18.6

14. Investments

Investments in debt and equity securities held by certain insurance subsidiaries, acquired as part of the Acquisition, are reported as other assets in the accompanying condensed consolidated balance sheets. Investments are recorded at fair value based on quoted market prices for identical or similar securities. All investments are classified as available-for-sale.

Investments consist of the following:

	August 2, 2014		August 3, 2013
(in millions)	Cost	Fair Value	Cost		Fair Value
US Treasury securities	$10.0	$9.9	$	n/a	$	n/a
US government agency securities	1.3	1.3		n/a		n/a
Corporate bonds and notes	8.7	8.6		n/a		n/a
Corporate equity securities	2.5	2.5		n/a		n/a

	$22.5	$22.3	$	n/a	$	n/a

n/a	Not applicable as all investments were acquired as part of the Acquisition that occurred during Fiscal 2015.

At August 2, 2014, the carrying value of investments included a net unrealized loss of $0.2 million, which is included in OCI. Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during the 13 or 26 weeks ended August 2, 2014. Investments with a carrying value of $7.4 million were on deposit with various state insurance departments at August 2, 2014, as required by law.

Debt securities outstanding as of August 2, 2014 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$1.8	$1.8
Year two through year five	11.1	11.0
Year six through year ten	7.0	6.9
After ten years	0.1	0.1

	$20.0	$19.8

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Financial instruments and fair value

Signet’s principal financial instruments are comprised of cash, cash deposits/investments and overdrafts, accounts receivable and payable, derivatives, US Treasury and government agency securities, corporate bonds and equity securities, a revolving credit facility and long-term debt. Signet does not enter into derivative transactions for trading purposes. Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of finance. The main risks arising from Signet’s operations are market risk including foreign currency risk and commodity risk, liquidity risk and interest rate risk. Signet uses these financial instruments to manage and mitigate these risks under policies reviewed and approved by the Board of Directors.

Market risk

Signet generates revenues and incurs expenses in US dollars, Canadian dollars and British pounds. As a portion of the UK Jewelry purchases and the purchases made by the Canadian operations of the Zale division are denominated in US dollars, Signet enters into forward foreign currency exchange contracts, foreign currency option contracts and foreign currency swaps to manage this exposure to the US dollar.

Signet holds a fluctuating amount of British pounds cash reflecting the cash generative characteristics of the UK Jewelry division. Signet’s objective is to minimize net foreign exchange exposure to the income statement on British pound denominated items through managing this level of cash, British pound denominated intercompany balances and US dollar to British pound swaps. In order to manage the foreign exchange exposure and minimize the level of British pound cash held by Signet, the British pound denominated subsidiaries pay dividends regularly to their immediate holding companies and excess British pounds are sold in exchange for US dollars.

Signet’s policy is to minimize the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Board of Directors. In particular, Signet undertakes some hedging of its requirement for gold through the use of options, net zero-cost collar arrangements (a combination of call and put option contracts), forward contracts and commodity purchasing, while fluctuations in the cost of diamonds are not hedged.

Liquidity risk

Signet’s objective is to ensure that it has access to, or the ability to generate sufficient cash from either internal or external sources in a timely and cost-effective manner to meet its commitments as they become due and payable. Signet manages liquidity risks as part of its overall risk management policy. Management produces forecasting and budgeting information that is reviewed and monitored by the Board of Directors. Cash generated from operations and external financing are the main sources of funding supplementing Signet’s resources in meeting liquidity requirements.

The main external source of funding is an amended credit facility, senior unsecured notes and securitized credit card receivables, described below in Note 19.

Interest rate risk

Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding at August 2, 2014, February 1, 2014 or August 3, 2013.

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivatives

The following types of derivative instruments are utilized by Signet:

Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into in order to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of August 2, 2014 was $34.2 million (February 1, 2014 and August 3, 2013: $42.3 million and $50.3 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 1, 2014 and August 3, 2013: 12 months and 18 months, respectively).

Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of August 2, 2014 was $27.7 million (February 1, 2014 and August 3, 2013: $22.1 million and $58.1 million, respectively).

Commodity forward purchase contracts and net zero-cost collar arrangements — These contracts are entered into in order to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of August 2, 2014 was $27.1 million (February 1, 2014 and August 3, 2013: $63.0 million and $0.0 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 7 months (February 1, 2014 and August 3, 2013: 12 months and 0 months, respectively).

The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of August 2, 2014, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
		Fair value
(in millions)	Balance sheet location	August 2, 2014	February 1, 2014	August 3, 2013
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	$1.5
Foreign currency contracts	Other assets	—	—	0.1
Commodity contracts	Other current assets	0.7	0.8	—
Commodity contracts	Other assets	—	—	—

		$0.7	$0.8	$1.6

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.3	0.2	0.1

Total derivative assets		$1.0	$1.0	$1.7

	Derivative liabilities
		Fair value
(in millions)	Balance sheet location	August 2, 2014	February 1, 2014	August 3, 2013
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(1.9)	$(2.1)	$—
Foreign currency contracts	Other liabilities	—	—	—
Commodity contracts	Other current liabilities	(0.1)	(0.8)	—
Commodity contracts	Other liabilities	—	—	—

		$(2.0)	$(2.9)	$—

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—	—

Total derivative liabilities		$(2.0)	$(2.9)	$—

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivatives designated as cash flow hedges

The following table summarizes the pre-tax gains (losses) recorded in accumulated OCI for derivatives designated in cash flow hedging relationships:

(in millions)	August 2, 2014		February 1, 2014		August 3, 2013
Foreign currency contracts	$(3.2)		$(2.3)		$2.3
Commodity contracts	(4.9	)(1)	(18.8	)(1)	(28.6	)(1)

Total	$(8.1)		$(21.1)		$(26.3)

(1)	As of August 2, 2014, losses recorded in accumulated OCI include $6.2 million related to commodity contracts terminated prior to contract maturity in Fiscal 2014 (February 1, 2014 and August 3, 2013: $18.2 million and $27.7 million, respectively).

The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated income statements:

Foreign currency contracts

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
(Losses) gains recorded in accumulated OCI, beginning of period		$(3.6)	$1.6	$(2.3)	$1.3
Current period gains (losses) recognized in OCI		0.1	0.9	(1.2)	1.4
Losses (gains) reclassified from accumulated OCI to net income	Cost of sales	0.3	(0.2)	0.3	(0.4)

(Losses) gains recorded in accumulated OCI, end of period		$(3.2)	$2.3	$(3.2)	$2.3

Commodity contracts

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
(Losses) gains recorded in accumulated OCI, beginning of period		$(9.4)	$(19.3)	$(18.8)	$(0.5)
Current period (losses) gains recognized in OCI		(0.3)	(9.5)	1.7	(27.5)
Losses (gains) reclassified from accumulated OCI to net income	Cost of sales	4.8	0.2	12.2	(0.6)

(Losses) gains recorded in accumulated OCI, end of period		$(4.9)	$(28.6)	$(4.9)	$(28.6)

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships during the 13 and 26 weeks ended August 2, 2014 and August 3, 2013, respectively. Based on current valuations, the Company expects approximately $7.3 million of net pre-tax derivative losses to be reclassified out of accumulated OCI into earnings within the next 12 months, of which $6.2 million will be recognized in the remaining six months of Fiscal 2015.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivatives not designated as hedging instruments

The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated income statements:

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$—	$3.0	$(1.6)	$2.8

Total		$—	$3.0	$(1.6)	$2.8

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

Level 1—quoted market prices in active markets for identical assets and liabilities

Level 2—observable market based inputs or unobservable inputs that are corroborated by market data

Level 3—unobservable inputs that are not corroborated by market data

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	August 2, 2014			February 1, 2014			August 3, 2013
(in millions)	Carrying Value	Quoted market prices for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted market prices for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted market prices for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$9.9	$9.9	$—	$—	$—	$—	$—	$—	$—
Corporate equity securities	2.5	2.5	—	—	—	—	—	—	—
Foreign currency contracts	0.3	—	0.3	0.2	—	0.2	1.7	—	1.7
Commodity contracts	0.7	—	0.7	0.8	—	0.8	—	—	—
US government agency securities	1.3	—	1.3	—	—	—	—	—	—
Corporate bonds and notes	8.6	—	8.6	—	—	—	—	—	—
Liabilities:
Foreign currency contracts	(1.9)	—	(1.9)	(2.1)	—	(2.1)	—	—	—
Commodity contracts	(0.1)	—	(0.1)	(0.8)	—	(0.8)	—	—	—

Investments in US Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as a Level 1 measurement in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as a Level 2 measurement in the fair value hierarchy (see Note 14 for additional information related to our investments).

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

The carrying amount and fair value of outstanding debt at August 2, 2014 were as follows:

	August 2, 2014		February 1, 2014		August 3, 2013
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Outstanding debt(1):
Senior notes (Level 1)	$398.4	$400.0	$—	$—	$—	$—
Securitization facility (Level 2)	600.0	600.0	—	—	—	—
Term loan (Level 2)	400.0	400.0
Capital lease obligations (Level 2)	1.8	1.8	—	—	—	—

Total outstanding debt	$1,400.2	$1,401.8	$—	$—	$—	$—

(1)	See Note 19 – Loans, overdrafts and long-term debt for classification between current and long-term debt.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. See Note 19 – Loans, overdrafts and long-term debt.

16. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”) for participating eligible employees of the UK Jewelry division. The components of net periodic pension benefit were as follows:

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Components of net periodic pension benefit (cost):
Service cost	$(0.6)	$(0.6)	$(1.2)	$(1.2)
Interest cost	(2.5)	(2.3)	(5.0)	(4.6)
Expected return on UK Plan assets	3.7	3.2	7.5	6.4
Amortization of unrecognized prior service credit	0.5	0.3	0.9	0.7
Amortization of unrecognized actuarial loss	(0.5)	(0.5)	(1.0)	(1.1)

Net periodic pension benefit (cost)	$0.6	$0.1	$1.2	$0.2

In the 26 weeks ended August 2, 2014, Signet contributed $2.2 million to the UK Plan and expects to contribute a minimum aggregate of $4.2 million at current exchange rates to the UK Plan in Fiscal 2015. These contributions are in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.

17. Commitments and contingencies

Legal proceedings

As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. Discovery has been completed. The Claimants filed a motion for class certification and Sterling opposed the motion. A hearing on the class certification motion was held in late February 2014. The motion is now pending before the Arbitrator.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Sterling in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that Sterling engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, Sterling made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant Sterling’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and Sterling filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014 the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The appeal is pending.

Sterling denies the allegations of both parties and has been defending these cases vigorously. At this point, no outcome or amount of loss is able to be estimated.

Prior to the Acquisition, Zale Corporation was a defendant in three purported class action lawsuits, Tessa Hodge v. Zale Delaware, Inc., d/b/a Piercing Pagoda which was filed on April 23, 2013 in the Superior Court of the State of California, County of San Bernardino; Naomi Tapia v. Zale Corporation which was filed on July 3, 2013 in the US District Court, Southern District of California; and Melissa Roberts v. Zale Delaware, Inc. which was filed on October 7, 2013 in the Superior Court of the State of California, County of Los Angeles. All three cases include allegations that Zale Corporation violated various wage and hour labor laws. Relief is sought on behalf of current and former Piercing Pagoda and Zale Corporation’s employees. The lawsuits seek to recover damages, penalties and attorneys’ fees as a result of the alleged violations. Without admitting or conceding any liability, the Company has reached a tentative agreement to settle the Hodge and Roberts matters for an immaterial amount.

There is no assurance that the settlement will become final or that the Court will approve the settlement. The Company is investigating the underlying allegations of the Naomi Tapia v. Zale Corporation matter and intends to vigorously defend its position against them. The Company cannot reasonably estimate the potential loss or range of loss, if any, for this matter.

Litigation Challenging the Company’s Acquisition of Zale Corporation

Five putative stockholder class action lawsuits challenging the Company’s acquisition of Zale Corporation have been filed in the Court of Chancery of the State of Delaware: Breyer v. Zale Corp. et al., C.A. No. 9388-VCP, filed February 24, 2014; Stein v. Zale Corp. et al., C.A. No. 9408-VCP, filed March 3, 2014; Singh v. Zale Corp. et al., C.A. No. 9409-VCP, filed March 3, 2014; Smart v. Zale Corp. et al., C.A. No. 9420-VCP, filed March 6, 2014; and Pill v. Zale Corp. et al., C.A. No. 9440-VCP, filed March 12, 2014 (collectively, the “Actions”). Each of these Actions is brought by a purported former holder of Zale Corporation common stock, both individually and on behalf of a putative class of former Zale Corporation stockholders. The Court of Chancery consolidated the Actions on March 25, 2014 (the “Consolidated Action”), and the plaintiffs filed a consolidated amended complaint on April 23, 2014. The Consolidated Action names as defendants Zale Corporation, the members of the board of directors of Zale Corporation, the Company, and a merger-related subsidiary of the Company. The Consolidated Action alleges that the Zale Corporation directors breached their fiduciary duties to Zale Corporation stockholders in connection with their consideration and approval of the merger agreement by failing to maximize stockholder value and agreeing to an inadequate merger price and to deal terms that deter higher bids. The Consolidated Action also alleges that the Zale Corporation directors issued a materially misleading and incomplete proxy statement regarding the merger. Further, the Consolidated Action alleges that Zale Corporation and the Company aided and abetted the Zale Corporation directors’ breaches of fiduciary duty. On May 23, 2014, the Chancery Court of Chancery denied plaintiffs’ motion for a preliminary injunction to prevent the consummation of the merger. The Consolidated Action seeks, among other things, rescission of the merger or damages, as well as attorneys’ and experts’ fees.

At this point, plaintiffs have not filed an amended complaint or quantified their claim for damages or fees. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Appraisal Litigation

Following the consummation of the Company’s acquisition of Zale Corporation, on June 4, 2014, two former Zale Corporation stockholders, who, combined, allege ownership of approximately 3.904 million shares of Zale Corporation’s common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Court of Chancery of the State of Delaware, captioned Merion Capital L.P. et al. v. Zale Corp., C.A. No. 9731-VCP (the “Merion Action”). On August 26, 2014, another former Zale Corporation stockholder, who alleges ownership of approximately 2.450 million shares of Zale Corporation’s common stock, filed a second petition for appraisal, captioned TIG Arbitrage Opportunity Fund I, L.P. v. Zale Corp., C.A. No. 10070-VCP (the “TIG Action” and, together with the Merion Action, the “Appraisal Actions”). Petitioners in the Appraisal Actions seek a judgment awarding them, among other things, the fair value of their Zale Corporation shares plus interest.

On June 30, 2014, Zale Corporation filed its answer to the Merion Action petition and a verified list pursuant to 8 Del. C. § 262(f) naming, as of that filing, the persons that purported to demand appraisal of shares of Zale Corporation common stock. Since that filing, Zale Corporation has received a number of dissent withdrawals from stockholders who had previously demanded appraisal. At this point, the total number of shares of Zale Corporation’s common stock for which appraisal has been demanded and not requested to be withdrawn is approximately 9.0 million, inclusive of the shares allegedly held by petitioners in the Appraisal Actions. The parties in the Merion Action are currently engaged in discovery. The court has not yet set a hearing date for either of the petitions in the Appraisal Actions.

At this point, discovery in the Merion Action has just commenced, and none of the petitioners in the Appraisal Actions has claimed an amount of fair value. As a result, we are unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business, which the Company believe are not significant to Signet’s consolidated financial position, results of operations or cash flows.

18. Share-based compensation expense

Signet recorded share-based compensation expense of $4.0 million and $7.2 million for the 13 and 26 weeks ended August 2, 2014, respectively, related to the Omnibus Plans and Saving Share Plans ($3.5 million and $6.5 million for the 13 and 26 weeks ended August 3, 2013, respectively).

19. Loans, overdrafts and long-term debt

(in millions)	August 2, 2014	February 1, 2014	August 3, 2013
Current liabilities – loans and overdrafts:
Revolving credit facility	$—	$—	$—
Current portion of term loan	20.0	—	—
Current portion of capital lease obligations	1.1	—	—
Bank overdrafts	10.1	19.3	1.7

Total loans and overdrafts	31.2	19.3	1.7
Long-term debt:
Senior notes, net of unamortized discount	398.4	—	—
Securitization facility	600.0	—	—
Term loan	380.0	—	—
Capital lease obligations	0.7	—	—

Total long-term debt	1,379.1	—	—

Total loans, overdrafts and long-term debt	$1,410.3	$19.3	$1.7

Credit facility

In May 2011, Signet entered into a $400 million senior unsecured multi-currency five year revolving credit facility agreement (the “Credit Facility”).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no amounts outstanding under this Credit Facility as of February 1, 2014 and August 3, 2013. Signet had stand-by letters of credit on this Credit Facility of $10.1 million and $9.5 million as of February 1, 2014 and August 3, 2013, respectively. As of February 1, 2014 and August 3, 2013, the Company was in compliance with all debt covenants.

On May 27, 2014, the Credit Facility was amended in conjunction with the issuance of the new term loan. See “New term loan and amended revolving credit agreement” below. Capitalized amendment fees of $0.7 million relating to the Credit Facility agreement signed in May 2011 were written-off in the 13 week period ended August 2, 2014 upon executing the amended credit agreement in May 2014 (26 weeks ended August 2, 2014: $0.9 million).

On February 19, 2014, Signet entered into a definitive agreement to acquire Zale Corporation and concurrently received commitments for an $800 million 364-day unsecured bridge facility to finance the transaction. The bridge facility contained customary fees and incurred interest on any borrowings drawn on the facility. In May 2014, Signet executed its Zale acquisition financing as described below in Note 20, replacing the bridge facility commitments in addition to amending its Credit Facility, issuing senior unsecured notes and securitizing credit card receivables. No amounts were drawn on the bridge facility commitments prior to replacement and fees of $4.0 million were incurred and capitalized. This agreement was subsequently replaced by the issuances of the long-term debt listed below, and therefore during the 13 weeks ended August 2, 2014, the remaining $3.2 million was recorded as interest expense in the condensed consolidated income statement (26 weeks ended August 2, 2014: $4.0 million).

Issuance of senior unsecured notes due 2024

On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.700% senior unsecured notes due in 2024 (the “Notes”). The Notes were issued under an effective registration statement previously filed with the SEC. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2014. The Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries (such subsidiaries, the “Guarantors”). The Notes were issued pursuant to a base indenture among the Company, Signet UK Finance, the Guarantors and Deutsche Bank Trust Company Americas as trustee, with the indenture containing customary covenants and events of default provisions. The Company received proceeds from the offering of approximately $393.9 million, which were net of underwriting discounts, commissions and offering expenses.

Capitalized fees relating to the senior unsecured notes of $6.9 million were incurred, of which $5.7 million was paid and $1.2 million was accrued as of August 2, 2014. Amortization expense relating to these fees of $0.1 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended August 2, 2014.

Asset-backed securitization facility

On May 15, 2014, the Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”), a wholly-owned Delaware statutory trust and a wholly-owned indirect subsidiary of the Company and issued two-year revolving asset-backed variable funding notes to an unrelated third party conduit pursuant to a master indenture dated as of November 2, 2001, as supplemented by the Series 2014-A indenture supplement dated as of May 15, 2014 among the Issuer, Sterling Jewelers Inc. (“SJI”) and Deutsche Bank Trust Company Americas, the indenture trustee. Under terms of the notes, the Issuer has obtained $600 million of financing from the unrelated third party commercial paper conduits sponsored by JPMorgan Chase Bank, N.A., which indebtedness is secured by credit card receivables originated from time to time by SJI. The credit card receivables will ultimately be transferred to the Issuer and are serviced by SJI. Signet guarantees the performance by SJI of its obligations under the agreements associated with this financing arrangement. Borrowings under the asset-backed variable funding notes will bear interest at a rate per annum equal to LIBOR plus an applicable margin.

Capitalized fees relating to the asset-backed securitization facility of $2.8 million were incurred, of which $2.3 million was paid and $0.5 million was accrued as of August 2, 2014. Amortization expense relating to these fees of $0.2 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended August 2, 2014.

New term loan and amended revolving credit agreement

On May 27, 2014, Signet amended and restated its existing credit agreement to (i) add a new $400 million term loan facility and (ii) amend its existing revolving credit facility. The new term loan facility is a $400 million 5-year senior unsecured facility with JPMorgan Chase Bank, N.A., acting as administrative agent. Signet simultaneously amended and restated its existing revolving credit facility extending the maturity date to 2019. Borrowings under each of the term loan facility and the amended revolving credit facility will bear interest at a rate per annum equal to an applicable margin, plus, at Signet’s option, either (a) a base rate or (b) a LIBOR rate. The amended and restated credit agreement provides that Signet may voluntarily repay outstanding loans at any time without premium or penalty other than reimbursement of the lender’s redeployment and breakage costs in certain cases.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Signet will be required to make scheduled quarterly payments commencing on November 1, 2014 equal to the amounts per annum of the original principal amount of the term loan as follows: 5% in the first year, 7.5% in the second year, 10% in the third year, 12.5% in the fourth year and 15% in the fifth year after the initial payment date, with the balance due on May 27, 2019.

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

As of August 2, 2014, $400 million was drawn on the new term loan facility. In addition, there were no borrowings drawn on the amended revolving credit facility, with no intra-period borrowings. Signet had stand-by letters of credit of $20.3 million as of August 2, 2014.

Capitalized fees relating to the new term loan and amended revolving credit agreement of $6.6 million were incurred, of which $6.4 million was paid and $0.2 million was accrued as of August 2, 2014. Amortization expense relating to these fees of $0.3 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended August 2, 2014.

As of August 2, 2014, the Company was in compliance with all debt covenants.

Other

At August 2, 2014, February 1, 2014 and August 3, 2013, there were $10.1 million, $19.3 million and $1.7 million in overdrafts, which represent issued and outstanding checks where no bank balances exist with the right of offset.

Capital Lease Obligations

In the Zale division, capital leases are entered into related to vehicles for field management. The vehicles are included in property, plant and equipment in the accompanying condensed consolidated balance sheets and are depreciated over a four-year life. Capital leases, net of accumulated depreciation, included in property, plant and equipment as of August 2, 2014 totaled $1.7 million. The Acquisition occurred on May 29, 2014, and therefore amounts are not included as of February 1, 2014 or August 3, 2013.

20. Acquisitions

Botswana diamond polishing factory

On November 4, 2013, Signet acquired a diamond polishing factory in Gaborone, Botswana for $9.1 million. The acquisition expands the Company’s long-term diamond sourcing capabilities and provides resources for the Company to cut and polish stones.

The transaction was accounted for as a business combination during the fourth quarter of Fiscal 2014. During the second quarter of Fiscal 2015, the Company finalized the valuation of net assets acquired. There were no material changes to the valuation of net assets acquired from the initial allocation reported during the fourth quarter of Fiscal 2014. The total consideration paid by the Company was funded through existing cash and allocated to the net assets acquired based on the final fair values as follows: property, plant and equipment acquired of $5.5 million and goodwill of $3.6 million. See Note 10 for additional information. None of the goodwill will be deductible for income tax purposes.

The results of operations related to the acquired diamond polishing factory are reported within the Other operating segment of Signet’s consolidated results and included in Signet’s condensed consolidated financial statements commencing on the date of acquisition in the Other operating segment.

Zale Corporation

On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation and Zale Corporation became a wholly-owned consolidated subsidiary of Signet. The Acquisition reflects the Company’s strategy to diversify businesses and expand its footprint.

Under the terms of the Agreement and Plan of Merger, Zale Corporation shareholders received $21 per share in cash for each outstanding share of common stock and the vesting, upon consummation of the Acquisition, of certain outstanding Zale Corporation restricted stock units and stock options, which converted into the right to receive the merger consideration. The consideration transferred in conjunction with the Acquisition was $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400 million of long-term debt, including: (a) $400 million of senior unsecured notes due in 2024, (b) $600 million of two-year revolving asset-backed variable funding notes, and (c) a $400 million 5-year senior unsecured term loan facility. See Note 19 for additional information related to the Company’s long-term debt instruments.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The transaction was accounted for as a business combination during the second quarter of Fiscal 2015. The following table summarizes the consideration transferred in conjunction with the Acquisition.

Calculation of consideration

(in millions except per share amounts)	Amount
Cash consideration paid to Zale Corporation shareholders ($21 per share)	$910.2
Cash consideration paid for settlement of Zale Corporation stock options, restricted share awards and long term incentive plan awards	69.6
Cash paid to extinguish Zale Corporation outstanding debt as of May 29, 2014	478.2

Total consideration transferred	$1,458.0

Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed in the Acquisition are recorded at acquisition date fair values. The following table summarizes the preliminary fair values identified for the assets acquired and liabilities assumed in the Acquisition as of May 29, 2014:

Recognized amounts of identifiable assets acquired and liabilities assumed

(in millions)	Amount
Cash and cash equivalents	$28.8
Inventories	855.6
Other current assets	22.5
Property, plant and equipment	104.2
Intangible assets:
Trade names	420.0
Favorable leases	50.2
Deferred tax assets	126.3
Other assets	25.4
Current liabilities(1)	(202.8)
Deferred revenue	(93.0)
Unfavorable leases	(50.5)
Unfavorable contracts	(65.6)
Deferred tax liabilities	(263.6)
Other liabilities	(24.6)

Fair value of net assets acquired	932.9
Goodwill	525.1

Total consideration transferred	$1,458.0

(1)	Includes loans and overdrafts, accounts payable, income taxes payable, accrued expenses and other current liabilities.

As the Acquisition occurred during the second quarter of Fiscal 2015, the fair value of all assets acquired and liabilities assumed was based upon a preliminary valuation, which the Company was still in the process of finalizing as of August 2, 2014. The estimates and assumptions utilized in the preliminary valuation are subject to change within the measurement period as additional information is obtained. The goodwill attributable to the Acquisition will not be amortizable or deductible for tax purposes. Goodwill represents the excess of the purchase price of acquisitions over the Company’s interest in fair value of the identifiable assets and liabilities acquired. As a result of the valuation of assets acquired and liabilities assumed being preliminary as of August 2, 2014, the Company has not yet allocated goodwill attributable to the Acquisition to the reporting units. See Note 10 for additional information regarding goodwill.

The following unaudited consolidated pro forma information summarizes the results of operations for the 13 and 26 weeks ended August 2, 2014 and August 3, 2013, as if the Acquisition and related issuance of $1,400 million of long-term debt (see Note 19) had occurred as of February 2, 2013. The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Pro forma - unaudited
	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Pro forma sales	$1,379.5	$1,285.1	$2,859.7	$2,708.0
Pro forma net income	$83.5	$53.4	$198.5	$145.2
Pro forma earnings per share – basic	$1.05	$0.67	$2.48	$1.80
Pro forma earnings per share – diluted	$1.04	$0.66	$2.48	$1.79

The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

The unaudited pro forma information gives effect to actual operating results prior to the Acquisition. The unaudited pro forma information has been adjusted with respect to certain aspects of the Acquisition to reflect the following:

•

Acquisition accounting adjustments to reset deferred revenue associated with extended service plans sold by Zale Corporation prior to the Acquisition to fair value as of the acquisition date. The fair value of deferred revenue is determined based on the estimated costs remaining to be incurred for future obligations associated with the outstanding plans at the time of the Acquisition, plus a reasonable profit margin on the estimated costs. Adjustment also reflects the impact of deferring the revenue associated with the lifetime extended service plans over a 10-year period as disclosed in Note 1.

•

Additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the existing Zale Corporation assets acquired and liabilities assumed, including inventory, intangible assets, favorable and unfavorable leases, and unfavorable contracts.

•	Tax impact of the Company’s amended capital structure as a result of the Acquisition and related issuance of $1,400 million of long-term debt.

•	Adjustment of valuation allowances associated with U.S. and Canadian deferred tax assets, including net operating loss carryforwards.

•

Exclusion of acquisition-related costs of $30.8 million and $39.2, which were expensed during the 13 and 26 weeks ended August 2, 2014, respectively. Also excluded were costs associated with the unsecured bridge facility discussed in Note 19 of $0.8 million and $4.0 million, which were expensed during the 13 and 26 weeks ended August 2, 2014, respectively. All amounts were reported within the Other segment.

The unaudited pro forma results do not reflect future events that either have occurred or may occur after the Acquisition, including, but not limited to, the anticipated realization of expected operating synergies in subsequent periods. They also do not give effect to acquisition related costs that the Company expects to incur in connection with the Acquisition, including, but not limited to, additional professional fees, employee integration, retention and severance costs.

21. Condensed consolidating financial information

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

Condensed Consolidated Income Statement

For the 13 week period ended August 2, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,207.5	$18.4	$—	$1,225.9
Cost of sales	—	—	(811.4)	(5.5)	—	(816.9)

Gross margin	—	—	396.1	12.9	—	409.0
Selling, general and administrative expenses	(0.4)	—	(371.9)	(6.9)	—	(379.2)
Other operating income, net	—	—	54.0	(0.3)	—	53.7

Operating (loss) income	(0.4)	—	78.2	5.7	—	83.5
Intercompany interest income (expense)	—	3.8	(34.8)	31.0	—	—
Interest expense, net	—	(3.9)	(7.8)	(2.0)	—	(13.7)

(Loss) income before income taxes	(0.4)	(0.1)	35.6	34.7	—	69.8
Income taxes	—	—	(13.3)	1.5	—	(11.8)
Equity in income of subsidiaries	58.4	—	31.9	25.8	(116.1)	—

Net income (loss)	$58.0	$(0.1)	$54.2	$62.0	$(116.1)	$58.0

Condensed Consolidated Income Statement

For the 26 week period ended August 2, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$2,251.2	$30.8	$—	$2,282.0
Cost of sales	—	—	(1,459.0)	(6.8)	—	(1,465.8)

Gross margin	—	—	792.2	24.0	—	816.2
Selling, general and administrative expenses	(0.8)	—	(675.7)	(13.2)	—	(689.7)
Other operating income, net	—	—	106.0	1.7	—	107.7

Operating (loss) income	(0.8)	—	222.5	12.5	—	234.2
Intercompany interest income (expense)	—	3.8	(41.8)	38.0	—	—
Interest expense, net	—	(3.9)	(9.6)	(2.0)	—	(15.5)

(Loss) income before income taxes	(0.8)	(0.1)	171.1	48.5	—	218.7
Income taxes	—	—	(69.2)	5.1	—	(64.1)
Equity in income of subsidiaries	155.4	—	123.1	106.6	(385.1)	—

Net income (loss)	$154.6	$(0.1)	$225.0	$160.2	$(385.1)	$154.6

Condensed Consolidated Income Statement

For the 13 week period ended August 3, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$870.3	$9.9	$—	$880.2
Cost of sales	—	—	(570.2)	(0.3)	—	(570.5)

Gross margin	—	—	300.1	9.6	—	309.7
Selling, general and administrative expenses	(0.7)	—	(250.6)	0.8	—	(250.5)
Other operating income, net	—	—	47.6	(1.3)	—	46.3

Operating (loss) income	(0.7)	—	97.1	9.1	—	105.5
Intercompany interest (expense) income	—	—	(9.0)	9.0	—	—
Interest expense, net	—	—	(1.0)	—	—	(1.0)

(Loss) income before income taxes	(0.7)	—	87.1	18.1	—	104.5
Income taxes	—	—	(33.1)	(4.0)	—	(37.1)
Equity in income of subsidiaries	68.1	—	59.9	54.0	(182.0)	—

Net income	$67.4	$—	$113.9	$68.1	$(182.0)	$67.4

Condensed Consolidated Income Statement For the 26 week period ended August 3, 2013 (Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,852.0	$21.8	$—	$1,873.8
Cost of sales	—	—	(1,179.5)	(1.8)	—	(1,181.3)

Gross margin	—	—	672.5	20.0	—	692.5
Selling, general and administrative expenses	(1.1)	—	(536.2)	(0.2)	—	(537.5)
Other operating income, net	—	—	95.0	(1.7)	—	93.3

Operating (loss) income	(1.1)	—	231.3	18.1	—	248.3
Intercompany interest (expense) income	—	—	(17.1)	17.1	—	—
Interest expense, net	—	—	(1.9)	—	—	(1.9)

(Loss) income before income taxes	(1.1)	—	212.3	35.2	—	246.4
Income taxes	—	—	(81.9)	(5.3)	—	(87.2)
Equity in income of subsidiaries	160.3	—	143.6	130.0	(433.9)	—

Net income	$159.2	$—	$274.0	$159.9	$(433.9)	$159.2

Condensed Consolidated Statement of Comprehensive Income

For the 13 week period ended August 2, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$58.0	$(0.1)	$54.2	$62.0	$(116.1)	$58.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.3)	—	(2.6)	0.4	2.2	(2.3)
Available-for-sale securities:
Unrealized loss	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized loss	(0.1)	—	(0.1)	—	0.1	(0.1)
Reclassification adjustment for losses to net income	3.4	—	3.4	—	(3.4)	3.4
Pension plan:
Actuarial gain		—	—	—	(0.4)	—
Reclassification adjustment to net income for amortization of actuarial loss	0.4	—	0.4	—	—	0.4
Prior service benefit		—	—	—	—	—
Reclassification adjustment to net income for amortization of prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)

Total other comprehensive income	0.8	—	0.7	0.2	(0.9)	0.8

Total comprehensive income (loss)	$58.8	$(0.1)	$54.9	$62.2	$(117.0)	$58.8

Condensed Consolidated Statement of Comprehensive Income For the 26 week period ended August 2, 2014 (Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$154.6	$(0.1)	$225.0	$160.2	$(385.1)	$154.6
Other comprehensive income (loss):
Foreign currency translation adjustments	7.3	—	8.3	(1.4)	(6.9)	7.3
Available-for-sale securities:
Unrealized loss	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized gain	0.2	—	0.2	—	(0.2)	0.2
Reclassification adjustment for losses to net income	8.1	—	8.1	—	(8.1)	8.1
Pension plan:
Actuarial gain	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of actuarial loss	0.8	—	0.8	—	(0.8)	0.8
Prior service benefit	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of prior service credits	(0.7)	—	(0.7)	—	0.7	(0.7)

Total other comprehensive (loss) income	15.5	—	(16.7)	(1.6)	(15.1)	15.5

Total comprehensive income (loss)	$170.1	$(0.1)	$241.7	$158.6	$(400.2)	$170.1

Condensed Consolidated Statement of Comprehensive Income

For the 13 week period ended August 3, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$67.4	$—	$113.9	$68.1	$(182.0)	$67.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(5.2)	—	(5.9)	1.2	4.7	(5.2)
Cash flow hedges:
Unrealized loss	(5.4)	—	(5.4)	—	5.4	(5.4)
Reclassification adjustment for gains to net income	(0.1)	—	(0.1)	—	0.1	(0.1)
Pension plan:
Actuarial gain	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of actuarial loss	0.4	—	0.4	—	(0.4)	0.4
Prior service benefit	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of prior service credits	(0.2)	—	(0.2)	—	0.2	(0.2)

Total other comprehensive (loss) income	(10.5)	—	(11.2)	1.2	10.0	(10.5)

Total comprehensive income	$56.9	$—	$102.7	$69.3	$(172.0)	$56.9

Condensed Consolidated Statement of Comprehensive Income For the 26 week period ended August 3, 2013 (Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$159.2	$—	$274.0	$159.9	$(433.9)	$159.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(7.0)	—	(8.0)	1.6	6.4	(7.0)
Cash flow hedges:
Unrealized loss	(16.8)	—	(16.8)	—	16.8	(16.8)
Reclassification adjustment for gains to net income	(0.7)	—	(0.7)	—	0.7	(0.7)
Pension plan:
Actuarial gain	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of actuarial loss	0.9	—	0.9	—	(0.9)	0.9
Prior service benefit	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of prior service credits	(0.6)	—	(0.6)	—	0.6	(0.6)

Total other comprehensive (loss) income	(24.2)	—	(25.2)	1.6	23.6	(24.2)

Total comprehensive income	$135.0	$—	$248.8	$161.5	$(410.3)	$135.0

Condensed Consolidated Balance Sheet

August 2, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.4	$—	$191.1	$22.5	$—	$215.0
Accounts receivable, net	—	—	1,306.9	9.1	—	1,316.0
Intercompany receivables, net	50.9	—	—	—	(50.9)	—
Other receivables	—	—	52.3	1.8	—	54.1
Other current assets	0.1	0.7	115.2	4.5	—	120.5
Deferred tax assets	—	—	2.1	0.2	—	2.3
Income taxes	—	—	14.9	0.6	—	15.5
Inventories	—	—	2,287.0	58.3	—	2,345.3

Total current assets	52.4	0.7	3,969.5	97.0	(50.9)	4,068.7

Non-current assets:
Property, plant and equipment, net	—	—	621.6	6.2	—	627.8
Goodwill	—	—	548.3	3.6	—	551.9
Intangible assets, net	—	—	467.6	—	—	467.6
Investment in subsidiaries	2,646.2	—	546.8	435.8	(3,628.8)	—
Intercompany receivables, net	—	403.9	—	3,330.0	(3,733.9)	—
Other assets	—	6.1	100.4	26.5	—	133.0
Deferred tax assets	—	—	84.4	—	—	84.4
Retirement benefit asset	—	—	61.3	—	—	61.3

Total assets	$2,698.6	$410.7	$6,399.9	$3,899.1	$(7,413.6)	$5,994.7

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$31.2	$—	$—	$31.2
Accounts payable	—	—	234.7	0.3	—	235.0
Intercompany payables, net	—	—	19.7	31.2	(50.9)	—
Accrued expenses and other current liabilities	14.7	5.0	392.4	10.0	—	422.1
Deferred revenue	—	—	211.1	—	—	211.1
Deferred tax liabilities	—	—	218.9	—	—	218.9
Income taxes	—	—	60.4	(5.0)	—	55.4

Total current liabilities	14.7	5.0	1,168.4	36.5	(50.9)	1,173.7

Non-current liabilities:
Long-term debt	—	398.4	380.7	600.0	—	1,379.1
Intercompany payables, net	—	—	3,733.9	—	(3,733.9)	—
Other liabilities	—	—	226.9	8.5	—	235.4
Deferred revenue	—	—	520.4	—	—	520.4
Deferred tax liabilities	—	—	2.2	—	—	2.2

Total liabilities	14.7	403.4	6,032.5	645.0	(3,784.8)	3,310.8

Total shareholders’ equity	2,683.9	7.3	367.4	3,254.1	(3,628.8)	2,683.9

Total liabilities and shareholders’ equity	$2,698.6	$410.7	$6,399.9	$3,899.1	$(7,413.6)	$5,994.7

Condensed Consolidated Balance Sheet

February 1, 2014

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.4	$—	$237.0	$9.2	$—	$247.6
Accounts receivable, net	—	—	1,361.3	12.7	—	1,374.0
Intercompany receivables, net	47.7	—	—	238.0	(285.7)	—
Other receivables	—	—	51.1	0.4	—	51.5
Other current assets	—	—	86.5	0.5	—	87.0
Deferred tax assets	—	—	2.8	0.2	—	3.0
Income taxes	—	—	6.0	0.5	—	6.5
Inventories	—	—	1,434.5	53.5	—	1,488.0

Total current assets	49.1	—	3,179.2	315.0	(285.7)	3,257.6

Non-current assets:
Property, plant and equipment, net	—	—	481.5	6.1	—	487.6
Investment in subsidiaries	2,526.3	—	1,452.8	1,143.2	(5,122.3)	—
Intercompany receivables, net	—	—	—	1,098.0	(1,098.0)	—
Other assets	—	—	110.4	3.6	—	114.0
Deferred tax assets	—	—	113.6	0.1	—	113.7
Retirement benefit asset	—	—	56.3	—	—	56.3

Total assets	$2,575.4	$—	$5,393.8	$2,566.0	$(6,506.0)	$4,029.2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$19.3	$—	$—	$19.3
Accounts payable	—	—	160.5	2.4	—	162.9
Intercompany payables, net	—	—	285.7	—	(285.7)	—
Accrued expenses and other current liabilities	12.3	—	313.1	3.1	—	328.5
Deferred revenue	—	—	173.0	—	—	173.0
Deferred tax liabilities	—	—	113.1	—	—	113.1
Income taxes	—	—	101.3	2.6	—	103.9

Total current liabilities	12.3	—	1,166.0	8.1	(285.7)	900.7

Non-current liabilities:
Long-term debt	—	—	—	—	—	—
Intercompany payables, net	—	—	1,098.0	—	(1,098.0)	—
Other liabilities	—	—	118.5	3.2	—	121.7
Deferred revenue	—	—	443.7	—	—	443.7

Total liabilities	12.3	—	2,826.2	11.3	(1,383.7)	1,466.1

Total shareholders’ equity	2,563.1	—	2,567.6	2,554.7	(5,122.3)	2,563.1

Total liabilities and shareholders’ equity	$2,575.4	$—	$5,393.8	$2,566.0	$(6,506.0)	$4,029.2

Condensed Consolidated Balance Sheet

August 3, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.9	$—	$203.1	$8.9	$—	$212.9
Accounts receivable, net	—	—	1,144.1	8.0	—	1,152.1
Intercompany receivables, net	48.1	—	—	725.0	(773.1)	—
Other receivables	—	—	42.6	0.4	—	43.0
Other current assets	0.1	—	79.0	0.1	—	79.2
Deferred tax assets	—	—	2.0	0.3	—	2.3
Income taxes	—	—	12.8	—	—	12.8
Inventories	—	—	1,367.5	50.2	—	1,417.7

Total current assets	49.1	—	2,851.1	792.9	(773.1)	2,920.0

Non-current assets:
Property, plant and equipment, net	—	—	434.1	0.8	—	434.9
Investment in subsidiaries	2,335.7	—	1,455.2	1,157.5	(4,948.4)	—
Intercompany receivables, net	—	—	—	600.0	(600.0)	—
Other assets	—	—	107.4	—	—	107.4
Deferred tax assets	—	—	127.3	—	—	127.3
Retirement benefit asset	—	—	50.7	—	—	50.7

Total assets	$2,384.8	$—	$5,025.8	$2,551.2	$(6,321.5)	$3,640.3

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$1.7	$—	$—	$1.7
Accounts payable	—	—	129.6	0.7	—	130.3
Intercompany payables, net	—	—	773.1	—	(773.1)	—
Accrued expenses and other current liabilities	12.2	—	245.4	2.1	—	259.7
Deferred revenue	—	—	154.6	—	—	154.6
Deferred tax liabilities	—	—	140.8	—	—	140.8
Income taxes	—	—	45.2	1.7	—	46.9

Total current liabilities	12.2	—	1,490.4	4.5	(773.1)	734.0

Non-current liabilities:
Intercompany payables, net	—	—	600.0	—	(600.0)	—
Deferred tax liabilities	—	—	0.7	—	—	0.7
Other liabilities	—	—	109.9	4.7	—	114.6
Deferred revenue	—	—	418.4	—	—	418.4

Total liabilities	12.2	—	2,619.4	9.2	(1,373.1)	1,267.7

Total shareholders’ equity	2,372.6	—	2,406.4	2,542.0	(4,948.4)	2,372.6

Total liabilities and shareholders’ equity	$2,384.8	$—	$5,025.8	$2,551.2	$(6,321.5)	$3,640.3

Condensed Consolidated Statement of Cash Flows

For the 13 week period ended August 2, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Other cash provided by operating activities	$49.6	$3.8	$76.9	$30.1	$(50.0)	$110.4

Net cash provided by operating activities	49.6	3.8	76.9	30.1	(50.0)	110.4

Investing activities
Purchase of property, plant and equipment	—	—	(61.8)	(0.1)	—	(61.9)
Investment in subsidiaries	—	—	(7.4)	—	7.4	—
Purchase of available-for-sale securities	—	—	—	(1.2)	—	(1.2)
Proceeds from available-for-sale securities	—	—	—	1.0	—	1.0
Acquisition of Zale Corporation, net of cash acquired	—	—	(1,431.1)	1.9	—	(1,429.2)

Net cash (used in) provided by investing activities	—	—	(1,500.3)	1.6	7.4	(1,491.3)

Financing activities
Dividends paid	(14.4)	—	—	—	—	(14.4)
Intercompany dividends paid	—	—	(850.2)	0.2	850.0	—
Proceeds from issuance of common shares	1.0	7.4	—	800.0	(807.4)	1.0
Excess tax benefit from exercise of share awards	—	—	—	—	—	—
Proceeds from long-term debt	—	398.4	400.0	600.0	—	1,398.4
Payment of debt issuance costs	—	(5.7)	(7.4)	(2.3)	—	(15.4)
Repurchase of common shares	(11.0)	—	—	—	—	(11.0)
Net settlement of equity based awards	0.2	—	—	—	—	0.2
Capital lease payments	—	—	(0.2)	—	—	(0.2)
Repayment of short-term borrowings	—	—	(11.7)	—	—	(11.7)
Intercompany activity, net	(25.7)	(403.9)	1,857.9	(1,428.3)	—	—

Net cash (used in) provided by financing activities	(49.9)	(3.8)	1,388.4	(30.4)	42.6	1,346.9

Cash and cash equivalents at beginning of period	1.7	—	226.7	20.7	—	249.1
(Decrease) increase in cash and cash equivalents	(0.3)	—	(35.0)	1.3	—	(34.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.6)	0.5	—	(0.1)

Cash and cash equivalents at end of period	$1.4	$—	$191.1	$22.5	$—	$215.0

Condensed Consolidated Statement of Cash Flows

For the 26 week period ended August 2, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Other cash provided by operating activities	$49.1	$3.8	$139.3	$41.7	$(50.0)	$183.9

Net cash provided by operating activities	49.1	3.8	139.3	41.7	(50.0)	183.9

Investing activities
Purchase of property, plant and equipment	—	—	(89.6)	(0.4)	—	(90.0)
Investment in subsidiaries	—	—	(7.4)	—	7.4	—
Purchase of available-for-sale securities	—	—	—	(1.2)	—	(1.2)
Proceeds from available-for-sale securities	—	—	—	1.0	—	1.0
Acquisition of Zale Corporation, net of cash acquired	—	—	(1,431.1)	1.9	—	(1,429.2)

Net cash (used in) provided by investing activities	—	—	(1,528.1)	1.3	7.4	(1,519.4)

Financing activities
Dividends paid	(26.4)	—	—	—	—	(26.4)
Intercompany dividends paid	—	—	(849.1)	(0.9)	850.0	—
Proceeds from issuance of common shares	2.0	7.4	—	800.0	(807.4)	2.0
Excess tax benefit from exercise of share awards	—	—	7.7	—	—	7.7
Proceeds from long-term debt	—	398.4	400.0	600.0	—	1,398.4
Payment of debt issuance costs	—	(5.7)	(10.4)	(2.3)	—	(18.4)
Repurchase of common shares	(22.4)	—	—	—	—	(22.4)
Net settlement of equity based awards	(15.1)	—	—	—	—	(15.1)
Capital lease payments	—	—	(0.2)	—	—	(0.2)
Repayment of short-term borrowings	—	—	(22.2)	—	—	(22.2)
Intercompany activity, net	12.8	(403.9)	1,815.5	(1,424.4)	—	—

Net cash (used in) provided by financing activities	(49.1)	(3.8)	1,341.3	(27.6)	42.6	1,303.4

Cash and cash equivalents at beginning of period	1.4	—	237.0	9.2	—	247.6
(Decrease) increase in cash and cash equivalents	—	—	(47.5)	15.4	—	(32.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.6	(2.1)	—	(0.5)

Cash and cash equivalents at end of period	$1.4	$—	$191.1	$22.5	$—	$215.0

Condensed Consolidated Statement of Cash Flows

For the 13 week period ended August 3, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Other cash provided by (used in) operating activities	$49.4	$—	$14.1	$(0.1)	$(50.0)	$13.4

Net cash provided by (used in) operating activities	49.4	—	14.1	(0.1)	(50.0)	13.4

Investing activities
Purchase of property, plant and equipment	—	—	(30.2)	(0.2)	—	(30.4)
Investment in subsidiaries	(0.3)	—	—	—	0.3	—
Acquisition of Ultra Stores, Inc.	—	—	1.4	—	—	1.4

Net cash used in investing activities	(0.3)	—	(28.8)	(0.2)	0.3	(29.0)

Financing activities
Dividends paid	(12.1)	—	—	—	—	(12.1)
Intercompany dividends paid	—	—	(43.7)	(6.3)	50.0	—
Proceeds from issuance of common shares	0.2	—	0.3	—	(0.3)	0.2
Excess tax benefit from exercise of share awards	—	—	4.5	—	—	4.5
Repurchase of common shares	(25.0)	—	—	—	—	(25.0)
Net settlement of equity based awards	0.1	—	—	—	—	0.1
Repayment of short-term borrowings	—	—	(4.0)	—	—	(4.0)
Intercompany activity, net	(20.8)	—	36.1	(15.3)	—	—

Net cash used in financing activities	(57.6)	—	(6.8)	(21.6)	49.7	(36.3)

Cash and cash equivalents at beginning of period	9.4	—	225.0	29.3	—	263.7
Decrease in cash and cash equivalents	(8.5)	—	(21.5)	(21.9)	—	(51.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	1.5	—	1.1

Cash and cash equivalents at end of period	$0.9	$—	$203.1	$8.9	$—	$212.9

Condensed Consolidated Statement of Cash Flows

For the 26 week period ended August 3, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Other cash provided by operating activities	$88.9	$—	$45.2	$14.4	$(90.0)	$58.5

Net cash provided by operating activities	88.9	—	45.2	14.4	(90.0)	58.5

Investing activities
Purchase of property, plant and equipment	—	—	(53.4)	(0.2)	—	(53.6)
Investment in subsidiaries	(0.3)	—	—	—	0.3	—
Acquisition of Ultra Stores, Inc.	—	—	1.4	—	—	1.4

Net cash used in investing activities	(0.3)	—	(52.0)	(0.2)	0.3	(52.2)

Financing activities
Dividends paid	(21.9)	—	—	—	—	(21.9)
Intercompany dividends paid	—	—	(77.0)	(13.0)	90.0	—
Proceeds from issuance of common shares	5.2	—	0.3	—	(0.3)	5.2
Excess tax benefit from exercise of share awards	—	—	4.5	—	—	4.5
Repurchase of common shares	(75.1)	—	—	—	—	(75.1)
Net settlement of equity based awards	(9.0)	—	—	—	—	(9.0)
Proceeds from short-term borrowings	—	—	1.7	—	—	1.7
Intercompany activity, net	(0.3)	—	10.9	(10.6)	—	—

Net cash used in financing activities	(101.1)	—	(59.6)	(23.6)	89.7	(94.6)

Cash and cash equivalents at beginning of period	13.4	—	271.3	16.3	—	301.0
Decrease in cash and cash equivalents	(12.5)	—	(66.4)	(9.4)	—	(88.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.8)	2.0	—	0.2

Cash and cash equivalents at end of period	$0.9	$—	$203.1	$8.9	$—	$212.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, risks relating to Signet being a Bermuda corporation, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, the impact of stockholder litigation with respect to the acquisition of Zale Corporation, and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.

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

OVERVIEW

Signet is the largest specialty retail jeweler by sales in the US, Canada and UK. Signet manages its business as four reportable segments, the Sterling Jewelers division, the UK Jewelry division and the Zale division, which consists of the Zale Jewelry and the Piercing Pagoda segments. In addition, the Other operating segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

The Sterling Jewelers division operated 1,487 stores in all 50 states at August 2, 2014. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”).

The Zale division operated 998 fine jewelry (“Zale Jewelry”) stores and 611 kiosks (“Piercing Pagoda”) at August 2, 2014, located primarily in shopping malls throughout the US, Canada and Puerto Rico. Zale Jewelry includes national brands Zales Jewelers, Zales Outlet and Peoples Jewellers, along with regional brands Gordon’s Jewelers and Mappins Jewellers. Piercing Pagoda operates through mall-based kiosks.

The UK Jewelry division operated 493 stores at August 2, 2014, including 14 stores in the Republic of Ireland and three in the Channel Islands. Its stores trade in major regional shopping malls and prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) as “H.Samuel,” “Ernest Jones,” and “Leslie Davis.”

In addition, on November 4, 2013, Signet acquired a diamond polishing factory in Gaborone, Botswana. This acquisition expanded Signet’s long-term diamond sourcing capabilities and provides resources for Signet to cut and polish stones.

Transactions Affecting Comparability of Results of Operations and Liquidity and Capital Resources

The comparability of the Company’s operating results for the 13 and 26 week periods ended August 2, 2014 and August 3, 2013 presented herein has been affected by certain transactions, including:

•	The Zale Acquisition that closed on May 29, 2014, as described in Note 20 to the accompanying unaudited condensed consolidated financial statements;

•	Certain acquisition related costs;

•	Zale Acquisition financing as described in Notes 19 and 20;

•	Certain non-recurring purchase accounting costs.

Non-GAAP measures

Signet provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitute for, financial information prepared in accordance with US GAAP.

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Exchange translation impact

Signet has historically used constant exchange rates to compare period-to-period changes in certain financial data. Management considers this a useful measure for analyzing and explaining changes and trends in Signet’s results. The impact of the re-calculation, including a reconciliation to Signet’s US GAAP results, is analyzed below.

	13 weeks ended		Change %	Impact of exchange rate movement	13 weeks ended August 3, 2013 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non- GAAP) %
(in millions, except per share amounts)	August 2, 2014(1)	August 3, 2013
Sales by division:
Sterling Jewelers division	$810.4	$741.1	9.4	$—	$741.1	9.4
UK Jewelry division	162.9	139.1	17.1	15.1	154.2	5.6
Zale division	247.5	—	—	—	—	—
Other	5.1	—	—	—	—	—

Total sales	1,225.9	880.2	39.3	15.1	895.3	36.9
Cost of sales	(816.9)	(570.5)	(43.2)	(11.1)	(581.6)	(40.5)

Gross margin	409.0	309.7	32.1	4.0	313.7	30.4
Selling, general and administrative expenses	(379.2)	(250.5)	(51.4)	(4.0)	(254.5)	(49.0)
Other operating income, net	53.7	46.3	16.0	—	46.3	16.0

Operating income (loss):
Sterling Jewelers division	129.9	111.9	16.1	—	111.9	16.1
UK Jewelry division	1.1	(0.8)	237.5	—	(0.8)	237.5
Zale division	(9.8)	—	—	—	—	—
Other(2)	(37.7)	(5.6)	(573.2)	—	(5.6)	(573.2)

Total operating income	83.5	105.5	(20.9)	—	105.5	(20.9)
Interest expense, net	(13.7)	(1.0)	nm	0.1	(0.9)	nm

Income before income taxes	69.8	104.5	(33.2)	0.1	104.6	(33.3)
Income taxes	(11.8)	(37.1)	68.2	(0.3)	(37.4)	68.4

Net income	$58.0	$67.4	(13.9)	$(0.2)	$67.2	(13.7)

Earnings per share – basic	$0.73	$0.84	(13.1)	$—	$0.84	(13.1)
Earnings per share – diluted	$0.72	$0.84	(14.3)	$(0.01)	$0.83	(13.3)

(1)	Includes the 65-day results of Zale’s from acquisition date to end of second quarter.
(2)	Other includes $30.8 million of one-time transaction and severance related costs.
nm	Not meaningful.

	26 weeks ended		Change %	Impact of exchange rate movement	26 weeks ended August 3, 2013 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non- GAAP) %
(in millions, except per share amounts)	August 2, 2014(1)	August 3, 2013
Sales by division:
Sterling Jewelers division	$1,713.9	$1,598.3	7.2	$—	$1,598.3	7.2
UK Jewelry division	314.6	274.1	14.8	27.1	301.2	4.4
Zale division	247.5	—	—	—	—	—
Other	6.0	1.4	328.6	—	1.4	328.6

Total sales	2,282.0	1,873.8	21.8	27.1	1,900.9	20.0
Cost of sales	(1,465.8)	(1,181.3)	(24.1)	(20.0)	(1,201.3)	(22.0)

Gross margin	816.2	692.5	17.9	7.1	699.6	16.7
Selling, general and administrative expenses	(689.7)	(537.5)	(28.3)	(7.6)	(545.1)	(26.5)
Other operating income, net	107.7	93.3	15.4	0.1	93.4	15.3

Operating income (loss):
Sterling Jewelers division	296.2	264.7	11.9	—	264.7	11.9
UK Jewelry division	1.1	(4.9)	122.4	(0.4)	(5.3)	120.8
Zale division	(9.8)	—	—	—	—	—
Other(2)	(53.3)	(11.5)	(363.5)	—	(11.5)	(363.5)

Total operating income	234.2	248.3	(5.7)	(0.4)	247.9	(5.5)
Interest expense, net	(15.5)	(1.9)	(715.8)	—	(1.9)	(715.8)

Income before income taxes	218.7	246.4	(11.2)	(0.4)	246.0	(11.1)
Income taxes	(64.1)	(87.2)	26.5	—	(87.2)	26.5

Net income	$154.6	$159.2	(2.9)	$(0.4)	$158.8	(2.6)

Earnings per share – basic	$1.93	$1.98	(2.5)	$(0.01)	$1.97	(2.0)
Earnings per share – diluted	$1.93	$1.97	(2.0)	$(0.01)	$1.96	(1.5)

(1)	Includes the 65-day results of Zale’s from acquisition date to end of second quarter.
(2)	Other includes $39.2 million of one-time transaction and severance related costs.

Net (debt)/cash

Net (debt)/cash is the total of cash and cash equivalents less loans and overdrafts, and long-term debt, and is helpful in providing a measure of the total indebtedness of the business.

(in millions)	August 2, 2014	February 1, 2014	August 3, 2013
Cash and cash equivalents	$215.0	$247.6	$212.9
Loans and overdrafts	(31.2)	(19.3)	(1.7)
Long-term debt	(1,379.1)	—	—

Net (debt)/cash	$(1,195.3)	$228.3	$211.2

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

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net cash provided by operating activities	$110.4	$13.4	$183.9	$58.5
Purchase of property, plant and equipment, net	(61.9)	(30.4)	(90.0)	(53.6)

Free cash flow	$48.5	$(17.0)	$93.9	$4.9

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)

EBITDA is a non-GAAP measure defined as earnings before interest and income taxes (operating income), depreciation and amortization, and non-cash acquisition related accounting adjustments. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs, and accounting adjustments. Management believes this financial measure is helpful to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies.

	13 weeks ended			26 weeks ended
(in millions)	August 2, 2014		August 3, 2013	August 2, 2014		August 3, 2013
Operating income	$83.5		$105.5	$234.2		$248.3
Depreciation and amortization on property, plant and equipment	34.3	(1)	25.5	62.3	(1)	51.1
Amortization of definite lived intangibles	2.2	(1)(2)	—	2.2	(1)(2)	—
Amortization of unfavorable leases and contracts	(5.9	)(2)	—	(5.9	)(2)	—
Other non-cash accounting adjustments	15.2	(2)	—	15.2	(2)	—

EBITDA	$129.3		$131.0	$308.0		$299.4

(1)	Total amount of depreciation and amortization reflected on the condensed consolidated statements of cash flows reflects $36.5 million and $64.5 million for the 13 and 26 weeks ended August 2, 2014, respectively, which includes $2.2 million related to the amortization of definite lived intangibles, primarily favorable leases and trade names.
(2)	Total amount of operating loss relating to Acquisition accounting adjustments is $11.5 million for the 13 and 26 weeks ended August 2, 2014, as reflected in the non-GAAP tables below.

Operating data reflecting the impact of acquisition related costs and organic results

The below table reflects the impact of the Zale operations, costs associated with the acquisition of Zale Corporation, along with certain other accounting adjustments made. Management finds the information useful to analyze the results of the business excluding these items in order to appropriately evaluate the performance of the business without the impact of significant and unusual items.

Second quarter of Fiscal 2015 (in millions, except per share amounts)	Signet organic results	Zale operations(1)	Accounting adjustments(2)	Severance costs(3)	Transaction costs(4)	Capital structure & financing(5)	Signet consolidated, as reported
Sales	$978.4	$256.8	$(9.3)	$—	$—	$—	$1,225.9
Cost of sales	(638.4)	(173.3)	(5.2)	—	—	—	(816.9)

Gross margin	340.0	83.5	(14.5)	—	—	—	409.0
Selling, general and administrative expenses	(269.6)	(81.8)	3.0	(13.7)	(17.1)	—	(379.2)
Other operating income, net	53.7	—	—	—	—	—	53.7

Operating income (loss)	124.1	1.7	(11.5)	(13.7)	(17.1)	—	83.5
Interest expense, net	(0.7)	(0.2)	(1.2)	—	—	(11.6)	(13.7)

Income before income taxes	123.4	1.5	(12.7)	(13.7)	(17.1)	(11.6)	69.8
Income taxes	(43.5)	(0.6)	4.8	5.2	5.9	16.4	(11.8)

Net income (loss)	79.9	0.9	(7.9)	(8.5)	(11.2)	4.8	58.0

Earnings per share – diluted	$1.00	$0.01	$(0.10)	$(0.11)	$(0.14)	$0.06	$0.72

Second quarter of Fiscal 2015 (% of sales)	Signet organic results	Zale operations(1)					Signet consolidated, as reported
Sales	100.0%	100.0%					100.0%
Cost of sales	(65.2)	(67.5)					(66.6)

Gross margin	34.8	32.5					33.4
Selling, general and administrative expenses	(27.6)	(31.8)					(31.0)
Other operating income, net	5.5	0.0					4.4

Operating income	12.7	0.7					6.8
Interest expense, net	(0.1)	(0.1)					(1.1)

Income before income taxes	12.6	0.6					5.7
Income taxes	(4.4)	(0.2)					(1.0)

Net income	8.2	0.4					4.7

(1)	Includes the 65-day results of Zale’s from acquisition date to the end of second quarter.
(2)	Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to Signet’s Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment results in a reduction to the deferred revenue balance from $183.8 million to $93.0 million as of May 29, 2014 as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $31.3 million and amortization expense of intangibles.
(3)	During the second quarter, Signet incurred $13.7 million of severance costs related to Zale and other management changes. These costs are included within Signet’s Other segment.
(4)	Transaction costs include transaction-related and integration expenses associated with advisor fees for legal, tax, accounting and consulting expenses. These costs are included within Signet’s Other segment.
(5)	Financing costs include those costs to support the new capital structure. Included within the second quarter expense is a one-time write-off of $0.7 million associated with Signet’s capitalized debt issuance costs associated with its prior credit facility agreement. These financing costs were offset by savings associated with Signet’s lower annual effective tax rate of 29.3%. The reduction in Signet’s forecasted annual effective tax rate primarily reflects the benefit of Signet’s amended capital structure and financing arrangements utilized to fund the acquisition of Zale Corporation.

Year to date Fiscal 2015 (in millions, except per share amounts)	Signet organic results	Zale operations(1)	Accounting adjustments(2)	Severance costs(3)	Transaction costs(4)	Capital structure & financing (5)	Signet consolidated, as reported
Sales	$2,034.5	$256.8	$(9.3)	$—	$—	$—	$2,282.0
Cost of sales	(1,287.3)	(173.3)	(5.2)	—	—	—	(1,465.8)

Gross margin	747.2	83.5	(14.5)	—	—	—	816.2
Selling, general and administrative expenses	(571.7)	(81.8)	3.0	(13.7)	(25.5)	—	(689.7)
Other operating income, net	107.7	—	—	—	—	—	107.7

Operating income (loss)	283.2	1.7	(11.5)	(13.7)	(25.5)	—	234.2
Interest expense, net	(1.7)	(0.2)	(1.2)	—	—	(12.4)	(15.5)

Income before income taxes	281.5	1.5	(12.7)	(13.7)	(25.5)	(12.4)	218.7
Income taxes	(97.7)	(0.6)	4.8	5.2	7.5	16.7	(64.1)

Net income (loss)	183.8	0.9	(7.9)	(8.5)	(18.0)	4.3	154.6

Earnings per share – diluted	$2.29	$0.01	$(0.10)	$(0.11)	$(0.22)	$0.05	$1.93

Year to date Fiscal 2015 (% of sales)	Signet organic results	Zale operations(1)					Signet consolidated, as reported
Sales	100.0%	100.0%					100.0%
Cost of sales	(63.3)	(67.5)					(64.2)

Gross margin	36.7	32.5					35.8
Selling, general and administrative expenses	(28.1)	(31.8)					(30.2)
Other operating income, net	5.3	0.0					4.7

Operating income	13.9	0.7					10.3
Interest expense, net	(0.1)	(0.1)					(0.7)

Income before income taxes	13.8	0.6					9.6
Income taxes	(4.8)	(0.2)					(2.8)

Net income	9.0	0.4					6.8

(1)	Includes the 65-day results of Zale’s from acquisition date to the end of second quarter.
(2)	Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to Signet’s Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment results in a reduction to the deferred revenue balance from $183.8 million to $93.0 million as of May 29, 2014 as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $31.3 million and amortization expense of intangibles.
(3)	During the second quarter, Signet incurred $13.7 million of severance costs related to Zale and other management changes. These costs are included within Signet’s Other segment.
(4)	Transaction costs include transaction-related and integration expenses associated with advisor fees for legal, tax, accounting and consulting expenses. These costs are included within Signet’s Other segment.
(5)	Financing costs include those costs to support the new capital structure. Included within the second quarter expense is a one-time write-off of $0.7 million associated with Signet’s capitalized debt issuance costs associated with its prior credit facility agreement. These financing costs were offset by savings associated with Signet’s lower annual effective tax rate of 29.3%. The reduction in Signet’s forecasted annual effective tax rate primarily reflects the benefit of Signet’s amended capital structure and financing arrangements utilized to fund the acquisition of Zale Corporation.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2014(1) Annual Report on Form 10-K. The results for the second quarter include 65 days of performance of the Zale Corporation acquisition that closed on May 29, 2014 and therefore affect the comparability of Signet’s operating results for the 13 and 26 week periods ended August 2, 2014 and August 3, 2013. Signet’s results are also affected by transaction related costs including severance associated with management changes, purchase accounting adjustments, capital structure amendments and financing costs associated with debt to fund the acquisition. For comparability purposes, organic results that exclude transaction, severance, capital structure and financing costs incurred in connection with the acquisition of Zale Corporation as well as the results of Zale and related accounting acquisition will be referred to within Management’s Discussion and Analysis as organic results. See Non-GAAP measures on pages 43-44.

Second Quarter Highlights (“second quarter” is the 13 weeks ended August 2, 2014)

•	Same store sales: up 4.8%, Organic(2) same store sales: up 6.3%

•	Operating income: $83.5 million, down $22.0 million, a decrease of 20.9%

Organic(2) operating income: $124.1 million, up $18.6 million, an increase of 17.6%

•	Diluted earnings per share: $0.72, down by 14.3%

Organic(2) diluted earnings per share: $1.00, up by 19.0%

Year to Date Highlights

•	Same store sales: up 4.1%, Organic(2) same store sales: up 4.7%

•	Operating income: $234.2 million, down $14.1 million, a decrease of 5.7%

Organic(2) operating income: $283.2 million, up $34.9 million, an increase of 14.1%

•	Diluted earnings per share: $1.93, down by 2.0%

Organic(2) diluted earnings per share: $2.29, up by 16.2%

(1)	Fiscal 2015 is the 52 week year ending January 31, 2015 and Fiscal 2014 is the 52 week year ended February 1, 2014.
(2)	Organic results exclude transaction, severance, and capital structure and financing items incurred as well as the results of Zale operations and related purchase accounting adjustments. Non-GAAP measure, discussed herein.

Certain operating data as a percentage of sales were as follows:

Operating Data

	Second Quarter		Year To Date
(% of sales)	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.6)	(64.8)	(64.2)	(63.0)

Gross margin	33.4	35.2	35.8	37.0
Selling, general and administrative expenses	(31.0)	(28.5)	(30.2)	(28.7)
Other operating income, net	4.4	5.3	4.7	5.0

Operating income	6.8	12.0	10.3	13.3
Interest expense, net	(1.1)	(0.1)	(0.7)	(0.1)

Income before income taxes	5.7	11.9	9.6	13.2
Income taxes	(1.0)	(4.2)	(2.8)	(4.7)

Net income	4.7	7.7	6.8	8.5

Second quarter sales

In the second quarter of Fiscal 2015, Signet’s same store sales increased 4.8% compared to an increase of 3.6% in the 13 weeks ended August 3, 2013 (“second quarter of Fiscal 2014” or “prior year second quarter”). Total sales were $1,225.9 million compared to $880.2 million in the second quarter of Fiscal 2014, up $345.7 million or 39.3%. The increase was primarily driven by the addition of the Zale division which added $247.5 million of sales, including purchase accounting adjustments, to the second quarter. Organic same store sales increased 6.3% compared to an increase of 3.6% in the prior year second quarter and organic total sales of $978.4 million increased $98.2 million or 11.2% compared to an increase of 3.1% in the prior year second quarter. eCommerce sales were $50.5 million, which included $11.5 million of Zale eCommerce sales, compared to $31.2 million in the prior year second quarter. Organic eCommerce sales were $39.0 million a 25.0% increase over prior year second quarter. The breakdown of the sales performance by operating division and segment is set out in the table below.

	Change from previous year
Second quarter of Fiscal 2015	Same store sales(1)	Non-same store sales, net		Total sales at constant exchange rate(4)	Exchange translation impact(4)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	6.7%	2.7	%(2)	9.4%	—%	9.4%	$810.4
UK Jewelry division	4.4%	1.2	%(2)	5.6%	11.5%	17.1%	$162.9
Zale Jewelry	(0.6)%	—%		—%	—%	—%	$215.0
Piercing Pagoda	(2.8)%	—%		—%	—%	—%	$32.5
Zale division	(0.9)%	—%		—%	—%	—%	$247.5
Other(5)	—%	nm		nm	—%	nm	$5.1

Signet	4.8%	32.1	%(3)	36.9%	2.4%	39.3%	$1,225.9

Organic Signet	6.3%	3.0	%(2)	9.3%	1.9%	11.2%	$978.4

(1)	Based only on stores open for at least 12 months.
(2)	Includes all sales from stores not open and owned for 12 months.
(3)	Includes all sales from stores not open for 12 months, in addition to all sales from Zale acquired stores.
(4)	Non-GAAP measure, discussed herein.
(5)	Includes sales from Signet’s diamond sourcing initiative.
nm	Not meaningful

Sterling Jewelers sales

In the second quarter of Fiscal 2015, Sterling Jewelers division’s total sales were $810.4 million compared to $741.1 million in the second quarter of Fiscal 2014, up $69.3 million or 9.4%. Same store sales increased 6.7% compared to an increase of 4.9% in the second quarter of Fiscal 2014. Sterling Jewelers’ sales increases in the second quarter were driven by particular strength in bridal brands, fashion diamonds and watches. In the quarter, Kay and Jared experienced increases in both transaction counts and average transaction value. In Kay, strong brand performance was the primary driver of the increase in both transactions and average transaction value. Strong non-branded performance and beads drove transactional increases in Jared with beads influencing the average transaction value. During the second quarter, the remaining 13 Ultra stores were converted to Jared Vault stores in outlet centers. eCommerce sales were $29.5 million compared to $25.3 million in the second quarter of Fiscal 2014, up $4.2 million or 16.6%. See the table below for further analysis of sales.

	Sales change from previous year
Second quarter of Fiscal 2015	Same store sales	Non-same store sales, net(1)	Total sales as reported	Total sales (in millions)
Kay	8.1%	2.9%	11.0%	$496.5
Jared(2)	4.9%	6.2%	11.1%	$264.7
Regional brands	1.9%	(13.6)%	(11.7)%	$49.2

Sterling Jewelers division	6.7%	2.7%	9.4%	$810.4

(1)	Includes all sales from stores not open for 12 months.
(2)	Includes 33 stores that were converted from regional brands, which consist of 31 Jared Vaults, which operate in outlet centers, and 2 Jared concept test stores. Reported sales in the prior year have been reclassified to align with current year presentation.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second quarter of Fiscal 2015	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
Kay	$422	$399	5.8%	4.7%	4.5%	2.2%
Jared	$547	$545	0.3%	3.0%	14.0%	1.4%
Regional brands	$423	$404	4.7%	3.3%	(10.8)%	(15.3)%
Sterling Jewelers division	$457	$437	4.6%	4.3%	5.8%	0.3%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

UK Jewelry sales

In the second quarter of Fiscal 2015, the UK Jewelry division’s total sales were $162.9 million compared to $139.1 million in the second quarter of Fiscal 2014, up $23.8 million or 17.1% and up 5.6% at constant exchange rates. Same store sales increased 4.4% compared to a decrease of 2.4% in the second quarter of Fiscal 2014. Sales were driven by strategic initiatives to grow diamond sales and the continuing success of the watch business. The number of merchandise transactions increased primarily due to fashion and gold jewelry and beads in H.Samuel and fashion watches in Ernest Jones combined with more effective store events. The decline in average transaction value was primarily driven by sales mix. eCommerce sales were $9.5 million compared to $5.9 million in the second quarter of Fiscal 2014, up $3.6 million or 61.0%. See the table below for further analysis of sales.

	Sales change from previous year
Second quarter of Fiscal 2015	Same store sales	Non-same store sales, net(1)	Total sales at constant exchange rate(2)	Exchange translation impact(2)	Total sales as reported	Total sales (in millions)
H.Samuel	2.6%	(1.0)%	1.6%	11.1%	12.7%	$81.8
Ernest Jones(3)	6.4%	3.6%	10.0%	12.0%	22.0%	$81.1

UK Jewelry division	4.4%	1.2%	5.6%	11.5%	17.1%	$162.9

(1)	Includes all sales from stores not open for 12 months.
(2)	Non-GAAP measure, discussed herein.
(3)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second quarter of Fiscal 2015	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
H.Samuel	£73	£75	(2.7)%	1.4%	3.0%	(5.4)%
Ernest Jones(3)	£268	£277	(3.2)%	(8.9)%	11.8%	2.2%
UK Jewelry division	£115	£116	(0.9)%	(2.5)%	4.8%	(4.0)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

Zale sales (as Zale Corporation was acquired during Fiscal 2015, there is no comparable period)

The Zale division’s total sales were $247.5 million second quarter of Fiscal 2015 including $11.5 million in eCommerce sales. Zale division consists of two operating segments: Zale Jewelry and Piercing Pagoda. In the second quarter, Zale Jewelry contributed $215.0 million of revenues and Piercing Pagoda contributed $32.5 million of revenues. Total Zale division included purchase accounting adjustments of $(9.3) million related to deferred revenue associated with extended warranty sales. The Zale division same store sales decreased 0.9%. Total Zale division sales were driven by branded sales in bridal and fashion in the Zale Jewelry operating segment offset by non-branded merchandise. The overall sales performance was affected by disruptions due to the merger and management changes and a change in promotional cadence in both bridal and fashion versus the prior year period. See the table below for further analysis of sales.

Second quarter of Fiscal 2015	Same store sales	Total sales (in millions)
Zales	(1.0)%	$158.3
Gordon’s	(5.7)%	$12.7

Zale US Jewelry	(1.3)%	$171.0
Peoples	3.9%	$37.0
Mappins	(4.3)%	$7.0

Zale Canada Jewelry	2.5%	$44.0

Total Zale Jewelry	(0.6)%	$215.0

Piercing Pagoda	(2.8)%	$32.5

Zale division(1)	(0.9)%	$247.5

(1)	The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

Year to date sales

In the year to date, Signet’s same store sales increased 4.1% and total sales were $2,282.0 million compared to $1,873.8 million in the 26 weeks ended August 3, 2013. The increase in total sales was primarily driven by the addition of the Zale division which added $247.5 million of sales, including purchasing accounting adjustments, to the year to date period. Organic same store sales increased 4.7% compared to an increase of 5.1% in the prior year comparable period and organic total sales of $2,034.5 million increased $160.7 million or 8.6% compared to an increase of 6.8% in the prior year period. eCommerce sales were $89.2 million, which included $11.5 million of Zale eCommerce sales, compared to $62.3 million in the prior year comparable period. Organic eCommerce sales were $77.7 million, a 24.7% increase over prior year second quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Year to date Fiscal 2015	Same store sales(1)	Non-same store sales, net		Total sales at constant exchange rate(4)	Exchange translation impact(4)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	4.8%	2.4	%(2)	7.2%	—%	7.2%	$1,713.9
UK Jewelry division	4.3%	0.1	%(2)	4.4%	10.4%	14.8%	$314.6
Zale Jewelry	(0.6)%	—%		—%	—%	—%	$215.0
Piercing Pagoda	(2.8)%	—%		—%	—%	—%	$32.5
Zale division	(0.9)%	—%		—%	—%	—%	$247.5
Other(5)	—%	nm		nm	—%	nm	$6.0

Signet	4.1%	15.9	%(3)	20.0%	1.8%	21.8%	$2,282.0

Organic Signet	4.7%	2.3	%(2)	7.0%	1.6%	8.6%	$2,034.5

(1)	Based only on stores open for at least 12 months.
(2)	Includes all sales from stores not opened and owned for 12 months.
(3)	Includes all sales from stores not open for 12 months, in addition to all sales from Zale acquired stores.
(4)	Non-GAAP measure, discussed herein.
(5)	Includes sales from Signet’s diamond sourcing initiative.
nm	Not meaningful

Sterling Jewelers sales

In the year to date, Sterling Jewelers division’s total sales were $1,713.9 million compared to $1,598.3 million in the prior year comparable period, up $115.6 million or 7.2%. Same store sales increased 4.8% compared to an increase of 6.6% in the comparable prior year period. Sterling Jewelers’ sales increases were driven by particular strength in bridal brands, fashion diamonds and watches. For the year to date, Kay and Jared experienced increases in both transaction counts and the average transaction value in Kay and declined in Jared. The decline in average merchandise transaction value was driven primarily by sales mix, including higher bead sales. eCommerce sales were $60.4 million compared to $50.9 million in the prior year period up $9.5 million or 18.7%. See the table below for further analysis of sales.

	Sales change from previous year
Year to date Fiscal 2015	Same store sales	Non-same store sales, net(1)	Total sales as reported	Total sales (in millions)
Kay	6.0%	3.0%	9.0%	$1,058.9
Jared(2)	3.6%	5.8%	9.4%	$544.7
Regional brands	(0.4)%	(14.2)%	(14.6)%	$110.3

Sterling Jewelers division	4.8%	2.4%	7.2%	$1,713.9

(1)	Includes all sales from stores not open for 12 months.
(2)	Includes 33 stores that were converted from regional brands, which consist of 31 Jared Vaults, which operate in outlet centers, and 2 Jared concept test stores. Reported sales in the prior year have been reclassified to align with current year presentation.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2015	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
Kay	$402	$391	2.8%	4.8%	7.9%	4.6%
Jared	$545	$554	(1.6)%	2.0%	14.6%	5.8%
Regional brands	$410	$400	2.5%	3.4%	(8.6)%	(12.6)%
Sterling Jewelers division	$439	$432	1.6%	4.1%	8.3%	3.2%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

UK Jewelry sales

In the year to date, the UK Jewelry division’s total sales were $314.6 million compared to $274.1 million in the prior year comparable period, up $40.5 million or 14.8% and up 4.4% at constant exchange rates. Same store sales increased 4.3% compared to a decrease of 2.3% in the comparable prior year period. The total sales increase was primarily driven by bridal, fashion diamond jewelry and watches. Similar to the second quarter, the number of transactions on a year to date basis increased primarily due to beads and gold jewelry in H.Samuel and fashion watches in Ernest Jones. The decline in average merchandise transaction was primarily driven by sales mix. eCommerce sales were $17.3 million compared to $11.4 million in the prior year comparable period, up $5.9 million or 51.8%. See the table below for further analysis of sales.

	Sales change from previous year
Year to date Fiscal 2015	Same store sales	Non-same store sales, net(1)	Total sales at constant exchange rate(2)	Exchange translation impact(2)	Total sales as reported	Total sales (in millions)
H.Samuel	2.9%	(1.6)%	1.3%	10.0%	11.3%	$160.6
Ernest Jones(3)	5.7%	2.3%	8.0%	10.6%	18.6%	$154.0

UK Jewelry division	4.3%	0.1%	4.4%	10.4%	14.8%	$314.6

(1)	Includes all sales from stores not open for 12 months.
(2)	Non-GAAP measure, discussed herein.
(3)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2015	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
H.Samuel	£73	£75	(2.7)%	—	4.0%	(7.2)%
Ernest Jones(3)	£264	£275	(4.0)%	(9.5)%	11.2%	3.8%
UK Jewelry division	£113	£115	(1.7)%	(1.7)%	5.4%	(5.2)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.

Zale sales (as Zale Corporation was acquired during Fiscal 2015, there is no comparable period)

As Zale Corporation was acquired on May 29, 2014, year to date and second quarter sales are the same.

Cost of sales and gross margin

In the second quarter, gross margin was $409.0 million or 33.4% of sales compared to $309.7 million or 35.2% of sales in the prior year second quarter. Of the $99.3 million increase in gross margin, $69.0 million was due to the addition of the Zale division. Organic gross margin was $340.0 million or 34.8% of sales. The gross margin rate decrease was primarily due to the lower gross margins associated with the Zale division and purchase accounting adjustments. Zale operates with a lower gross margin structure than Sterling Jewelers and represents an area of focus on applying best practices for improvement. The organic gross margin change was driven by the following:

•

Gross margin dollars in the Sterling Jewelers division increased by $26.2 million compared to prior year and increased as percentage of sales by 10 basis points. The gross margin rate was favorably impacted by sales mix and lower commodity costs. These benefits were partially offset by the recognition of gold hedge losses incurred in Fiscal 2014 and lower gold spot prices that reduced the recovery on trade-ins and inventory. The net bad debt ratio as a percentage of the division’s total sales increased to 5.2% of sales from 4.9% of sales in the prior year second quarter. The increase in the ratio was primarily due to the growth in the outstanding receivable balance from increased credit penetration as the credit portfolio continues to perform strongly.

•

In the UK Jewelry division, gross margin dollars increased $4.4 million compared to the second quarter of Fiscal 2014 and decreased as a percentage of sales by 120 basis points. The gross margin rate was impacted primarily by higher sales associated with strategic initiatives around diamond and gold merchandise that, although reduced the divisional gross margin rate, successfully drove incremental gross margin dollars. In addition, the gross margin rate was also impacted by a shift in merchandise mix as a result of strong watch sales. Both of these factors were partially offset by leverage on store occupancy.

In the year to date, gross margin was $816.2 million or 35.8% of sales compared to $692.5 million or 37.0% of sales in the prior year to date period. Organic gross margin was $747.2 million or 36.7% of sales. The organic gross margin change was driven by the following:

•

Gross margin dollars in the Sterling Jewelers division increased by $45.5 million compared to the prior year to date and was flat as a percentage of sales. Benefits from sales mix and lower commodity costs were offset by the gold hedge losses and lower gold spot prices discussed previously. The net bad debt ratio as a percentage of the division’s total sales was 3.7% compared to 3.6% in prior year period.

•	In the UK Jewelry division, gross margin dollars increased $9.8 million compared to the prior year and declined by 30 basis points primarily for the reasons discussed in the quarter to date period.

Selling, general and administrative expenses (“SGA”)

In the second quarter of Fiscal 2015, SGA expenses were $379.2 million compared to $250.5 million in the prior year second quarter, up $128.7 million. As a percentage of sales, SGA increased by 250 basis points to 31.0%. The $128.7 million SGA increase was primarily made up of: $81.8 million from the Zale division, $17.1 million from transaction costs, and $13.7 million from severance costs, partially offset by a $3.0 million SGA reduction from purchase accounting adjustments. Organic SGA was $269.6 million or 27.6% of sales compared to the prior year quarter SGA rate of 28.5%. The decrease in the organic SGA rate of 90 basis points was driven primarily by leverage in both the Sterling Jewelers and UK Jewelry division of store staff costs due to higher sales.

In the year to date, SGA expenses were $689.7 million compared to $537.5 million in the prior year to date period, up $152.2 million, and as a percentage of sales increased by 150 basis points to 30.2%. Organic SGA was $571.7 million or 28.1% of sales compared to the prior year rate SGA rate of 28.7%. The decrease in the SGA rate of 60 basis points was primarily due to leverage on store staff costs previously discussed in the quarter to date period. Partially offsetting this benefit in rate was higher advertising expense of $13.5 million primarily due to timing of production costs between the fourth quarter of prior year and the first quarter of Fiscal 2015.

Other operating income, net

In the second quarter of Fiscal 2015, other operating income, net was $53.7 million or 4.4% of sales compared to $46.3 million or 5.3% of sales in the prior year second quarter. Other operating income, net as percentage of organic sales was 5.5%. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.

In the year to date, other operating income, net was $107.7 million or 4.7% of sales compared to $93.3 million or 5.0% of sales in the prior year to date period. Other operating income, net as percentage of organic sales was 5.3%.

Operating income

In the second quarter of Fiscal 2015, operating income was $83.5 million or 6.8% of sales compared to $105.5 million or 12.0% of sales in the prior year second quarter. Organic operating income was $124.1 million or 12.7% of sales. Operating income consisted of the following components:

•	Sterling Jewelers division’s operating income was $129.9 million or 16.0% of sales compared to $111.9 million or 15.1% of sales in the prior year second quarter.

•	UK Jewelry division’s operating income was $1.1 million or 0.7% of sales compared to an operating loss of $0.8 million or (0.6)% of sales in the prior year second quarter.

•

Zale division’s operating loss was $9.8 million or (4.0)% of sales which includes a loss of $11.5 million related to acquisition accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $1.7 million or 0.7% of sales. The Zale division operating income included $1.4 million from Zale Jewelry or 0.6% of sales and $0.3 million from Piercing Pagoda or 0.9% of sales.

•	The Other operating segment was an operating loss of $37.7 million compared to $5.6 million in the prior year second quarter which included $30.8 million related to transaction and severance costs.

In the year to date, operating income was $234.2 million or 10.3% of sales compared to $248.3 million or 13.3% of sales in the prior year to date period. Organic operating income was $283.2 million or 13.9% of sales. Year to date operating income consisted of the following components:

•	Sterling Jewelers division’s operating income was $296.2 million or 17.3% of sales compared to $264.7 million or 16.6% of sales in the prior year period.

•	UK Jewelry division’s operating income was $1.1 million or 0.3% of sales compared to an operating loss of $4.9 million or (1.8)% of sales in the prior year period.

•

Zale division’s operating loss was $9.8 million or (4.0)% of sales which includes a loss of $11.5 million related to acquisition accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $1.7 million or 0.7% of sales. The Zale division operating income, excluding accounting adjustments, was comprised of $1.4 million or 0.6% of sales from Zale jewelry and $0.3 million or 0.9% of sales from Piercing Pagoda.

•	The Other operating segment was an operating loss of $53.3 million compared to $11.5 million in the prior year period which included $39.2 million related to transaction and severance costs.

Interest expense, net

In the second quarter of Fiscal 2015, net interest expense was $13.7 million compared to $1.0 million in the prior year second quarter. The increase in interest expense was driven by the addition of $1,400 million of debt financing at a weighted average interest cost of 2.6% related to the Zale acquisition. Included in interest expense was a write-off of fees of $3.2 million related to the $800 million bridge facility that was subsequently replaced with permanent financing instruments as well as $0.7 million associated with the previous credit facility. In the year to date, net interest expense was $15.5 million compared to $1.9 million in the prior year to date period with the increase driven by the same factors as those in the quarterly period in addition to $0.8 million of expense in the first quarter related to pre-acquisition financing costs.

Income before income taxes

In the second quarter of Fiscal 2015, income before income taxes was $69.8 million or 5.7% of sales compared $104.5 million or 11.9% in the prior year second quarter. Organic income before income taxes was $123.4 million or 12.6% of sales. In the year to date, income before income taxes was $218.7 million or 9.6% of sales compared to $246.4 million or 13.2% of sales in the prior year to date period. Year to date organic income before income taxes was $281.5 million or 13.8% of sales.

Income taxes

In the second quarter of Fiscal 2015, income tax expense was $11.8 million compared to $37.1 million in the prior year second quarter. The effective tax rate was 16.9% compared to 35.5% in the prior year second quarter. Organic income tax expense was $43.5 million with an effective tax rate of 35.2%. In the year to date period, income tax expense was $64.1 million, an effective tax rate 29.3% compared to $87.2 million, an effective tax rate of 35.4% in the prior year to date period. Organic income tax expense for the year to date period was $97.7 million with an effective tax rate of 34.7%.

The forecast effective tax rate for the Fiscal 2015 full year is 29.3%, which is lower than the effective tax rate of 35.1% applied as of the first quarter of Fiscal 2015. This reduction of 5.8% in Signet’s effective tax rate primarily reflects the benefit of Signet’s amended capital structure and financing arrangements utilized to fund the acquisition of Zale Corporation.

Net income

In the second quarter of Fiscal 2015, net income was $58.0 million or 4.7% of sales compared to $67.4 million or 7.7% of sales in the prior year second quarter. Organic net income in the second quarter was $79.9 million or 8.2% of sales. In the year to date period, net income was $154.6 million or 6.8% of sales compared to $159.2 million or 8.5% of sales in the prior year to date period. Organic net income in the year to date period was $183.8 million or 9.0% of sales.

Earnings per share

In the second quarter of Fiscal 2015, diluted earnings per share were $0.72 compared to $0.84 in the prior year second quarter. Organic diluted earnings per share were $1.00, a 19.0% growth rate over the prior year second quarter. The weighted average diluted number of common shares outstanding was 80.2 million compared to 80.7 million in the prior year second quarter. Signet repurchased 93,664 shares in the second quarter of Fiscal 2015 under its share buyback program compared to 374,613 shares the prior year second quarter.

In the year to date, diluted earnings per share were $1.93 compared to $1.97 in the prior year to date period. The weighted average diluted number of common shares outstanding was 80.2 million compared to 81.0 million in the prior year to date period. Organic diluted earnings per share were $2.29, a 16.2% growth rate over the prior year to date period. Signet repurchased 220,132 shares in the 26 weeks ended August 2, 2014 compared to 1,123,858 shares in the 26 weeks ended August 3, 2013.

Dividends per share

In the second quarter of Fiscal 2015, dividends of $0.18 were approved by the Board of Directors compared to $0.15 in the second quarter of Fiscal 2014. In the year to date, dividends of $0.36 were approved by the Board of Directors compared to $0.30 in the 26 weeks ended August 3, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Set out in the table below is a summary of Signet’s cash flow activity for the year to date for Fiscal 2015 and Fiscal 2014.

	26 weeks ended
(in millions)	August 2, 2014	August 3, 2013
Summary cash flow
Net cash provided by operating activities	$183.9	$58.5
Net cash used in investing activities	(1,519.4)	(52.2)
Net cash provided by (used in) financing activities	1,303.4	(94.6)

Decrease in cash and cash equivalents	(32.1)	(88.3)
Cash and cash equivalents at beginning of period	247.6	301.0
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.2

Cash and cash equivalents at end of period	$215.0	$212.9

Operating activities

Net cash provided by operating activities was $183.9 million compared to $58.5 million in the prior year comparable period. Net income decreased by $4.6 million to $154.6 million from $159.2 million with depreciation and amortization increasing $13.4 million to $64.5 million from $51.1 million in the prior year comparable period. The primary drivers of cash provided by operating activities were as follows:

•

Inventory and inventory related items decreased by $17.1 million compared to an increase of $57.4 million in the prior year comparable period. The change in inventory cash flows is primarily attributed to the prior year balance reflecting higher inventory levels to support outlet stores, expansion of bridal programs and Signet’s strategic sourcing initiative.

Total inventory as of August 2, 2014 was $2,345.3 million compared to the year-end Fiscal 2014 balance of $1,488.0 million and prior year comparable quarter balance of $1,417.7 million. The increase in inventory from these periods is primarily attributed to acquisition of Zale division which increased inventory by $841.3. The remainder of the increase was driven in part by expansion of bridal and branded merchandise to support higher sales and new store growth.

•

Accrued expenses and liabilities decreased by $19.0 million compared to a decrease of $57.1 million in the prior year comparable period primarily driven by increased debt-related accrued expenses, including interest, as well as increased payroll-related liabilities, including severance.

Investing activities

Net cash used in investing activities was $1,519.4 million, compared to $52.2 million in the prior year comparable period. Cash used for the Zale Corporation acquisition was $1,429.2 million. Capital expenditures increased by $36.4 million to $90.0 million from $53.6 million. In the Sterling Jewelers division, capital additions were $76.2 million compared to $48.6 million in the prior year. This increase was primarily due to timing of capital spend in Fiscal 2014 associated with the integration and conversion of Ultra stores in which the timing of the capital spend primarily occurred in the second half of the year. In the UK Jewelry division, capital additions were $4.7 million compared to $5.0 million in the prior year comparable period. Zale had capital expenditures of $8.5 million as well as capital additions in the Other operating segment of $0.6 million.

Stores opened and closed in the 26 weeks ended August 2, 2014:

	February 1, 2014		Acquired stores	Openings	Logo conversions(1)	Closures	August 2, 2014
Store count:
Kay	1,055		—	31	—	(10)	1,076
Jared	203		—	4	33	—	240
Regional brands	213		—	—	(33)	(9)	171

Sterling Jewelers division	1,471	(2)	—	35	—	(19)	1,487

Zales	—		722	3	—	(2)	723
Gordon’s	—		91	—	—	(7)	84
Peoples	—		145	—	—	(1)	144
Mappins	—		48	—	—	(1)	47

Zale Jewelry	—		1,006	3	—	(11)	998
Piercing Pagoda	—		613	—	—	(2)	611

Zale division	—	(2)	1,619	3	—	(13)	1,609

H. Samuel	304		—	—	—	—	304
Ernest Jones(3)	189		—	—	—	—	189

UK Jewelry division	493	(2)	—	—	—	—	493

Signet	1,964		1,619	38	—	(32)	3,589

(1)	Includes 33 stores that were converted from regional brands, which consist of 31 Jared Vaults, which operate in outlet centers, and two Jared concept test stores.
(2)	The annual net change in selling square footage for Fiscal 2014 for Sterling Jewelers division and UK Jewelry division was 5% and (3)%, respectively. As the Acquisition was took place during Fiscal 2015, the Zale division does not have a comparable prior period to show the net change in selling square footage.
(3)	Includes stores selling under the Leslie Davis nameplate.

Planned store count changes for the remainder of Fiscal 2015:

	August 2, 2014		Planned openings		Planned closures	Planned January 31, 2015
Store count:
Kay	1,076		28		(4)	1,100
Jared	240		13	(1)	—	253
Regional brands	171		—		(18)	153

Sterling Jewelers division	1,487	(2)	41		(22)	1,506

Zales	723		7		(17)	713
Gordon’s	84		—		(22)	62
Peoples	144		1		(1)	144
Mappins	47		—		(2)	45

Zale Jewelery	998		8		(42)	964

Piercing Pagoda	611		1		(20)	592

Zale division	1,609	(2)	9		(62)	1,556

H. Samuel	304		—		(4)	300
Ernest Jones(3)	189		4		(1)	192

UK Jewelry division	493	(2)	4		(5)	492

Signet	3,589		54		(89)	3,554

(1)	Includes seven Jared The Galleria Of Jewelry store openings, as well as six Jared concept test store openings.
(2)	The expected annual net change in selling square footage for Fiscal 2015 for Sterling Jewelers division, Zale division and UK Jewelry division is 5%, (3)% and 0%, respectively.
(3)	Includes stores selling under the Leslie Davis nameplate.

Free cash flow

Free cash flow is net cash provided by operating activities less purchases of property and equipment, net; see non-GAAP measures discussed herein. Free cash flow was $48.5 million compared to $(17.0) million in the prior year second quarter. Year to date free cash flow was $93.9 million compared to $4.9 million for the 26 weeks ended August 3, 2013.

Financing activities

Dividends

During the 26 weeks ended August 2, 2014, the Company’s dividend activity was as follows:

	Fiscal 2015			Fiscal 2014
	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
		(in millions)			(in millions)
First quarter(1)	$0.18	$14.4	(2)	$0.15	$12.1
Second quarter	$0.18	$14.4	(3)	$0.15	$12.1

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the fourth quarter Fiscal 2014 $0.15 per share cash dividend was paid on February 27, 2014 in the aggregate amount of $12.0 million.
(2)	The first quarter Fiscal 2015 $0.18 per share cash dividend was paid on May 28, 2014 in the aggregate amount of $14.4 million.
(3)	As of August 2, 2014, $14.4 million has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividend declared for the second quarter of Fiscal 2015, which has a record date of August 1, 2014 and a payment date of August 27, 2014.

Share repurchase

During the 26 weeks ended August 2, 2014, the Company’s share repurchase activity was as follows:

		26 weeks ended August 2, 2014			26 weeks ended August 3, 2013
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)
2013 Program(1)	$350	220,132	$22.4	$101.57	374,613	$25.0	$66.74
2011 Program(2)	$350	n/a	n/a	n/a	749,245	50.1	66.92

Total		220,132	$22.4		1,123,858	$75.1

(1)	In June 2013, the Board of Directors authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $273.0 million remaining as of August 2, 2014.
(2)	In October 2011, the Board of Directors authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.

n/a    Not applicable.

Proceeds from exercise of share options

During the 26 weeks ended August 2, 2014, $2.0 million was received for the exercise of share options pursuant to Signet’s equity compensation programs compared to $5.2 million in the 26 weeks ended August 3, 2013. Other than equity based compensation awards granted to employees and directors, Signet has not issued common shares as a financing activity for over ten years.

Movement in cash and indebtedness

Net debt was $1,195.3 million as of August 2, 2014 compared to net cash of $211.2 million as of August 3, 2013; see non-GAAP measures discussed herein.

Cash and cash equivalents at August 2, 2014 were $215.0 million compared to $212.9 million as of August 3, 2013. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

At August 2, 2014, Signet had $1,400 million of outstanding debt, which was incurred to finance the acquisition of Zale Corporation. The debt is comprised of $400 million of senior unsecured notes, $600 million of an asset-backed securitization facility and a $400 million term loan facility. In connection with the issuance of the debt, Signet incurred and capitalized fees totaling $16.3 million, of which $14.4 million was paid and $1.9 million was accrued as of August 2, 2014. Additionally, the debt financing replaced commitments for an $800 million unsecured bridge facility extended to Signet to finance the transaction prior to the finalization of the current financing arrangements. Signet incurred and capitalized fees totaling $4.0 million related to this facility. During the 26 week period ended August 2, 2014, amortization expense related to capitalized fees associated with the debt and bridge facility was $0.6 million and $4.0 million, respectively. In conjunction with the financing activities, Signet also amended its existing $400 million revolving credit facility and extended the maturity date to 2019. At August 2, 2014, the credit facility was undrawn with no intra-period borrowings and stand-by letters of credit of $20.3 million. At August 3, 2013, the Company’s credit facility entered into in May 2011 was undrawn with no intra-period borrowings and stand-by letters of credit of $9.5 million.

OBLIGATIONS AND COMMITMENTS

Signet’s contractual obligations and commitments at August 2, 2014 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have changed from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 1, 2014, filed with the SEC on March 27, 2014. In addition to those previously disclosed on Form 10-K, in May 2014, the Company issued long-term debt in connection with its acquisition of Zale Corporation. Zale also has existing contractual obligations consisting of capital lease obligations, operating leases, an IT operations services agreement and other long-term liabilities. The following table provides the payments due by period for only these incremental obligations and commitments as of May 29, 2014.

New contractual obligations as of May 29, 2014

	Less than one year(1)	Between one and three years	Between three and five years	More than five years	Other	Total
(in millions)
Long-term debt obligations (excluding capital leases)(2)	$20.8	$637.6	$197.6	$733.4	$—	$1,589.4
Operating lease obligations(3)	124.1	259.8	150.0	163.0	—	696.9
Capital lease obligations	0.7	1.2	—	—	—	1.9
Operations services agreement(4)	4.9	10.6	—	—	—	15.5
Other long-term liabilities(5)	—	—	—	—	5.8	5.8

Total	$150.5	$909.2	$347.6	$896.4	$5.8	$2,309.5

(1)	Amounts included in this column represent obligations from the period May 29, 2014 through January 31, 2015.
(2)	Includes principal payments on all long-term obligations and interest payments on fixed-rate obligations only. Contractual interest payments on variable-rate obligations and commitment fees on the unused portion of the revolving credit facility have been excluded since the payments can fluctuate due to various circumstances.
(3)	Like the other Signet divisions, Zale operating lease obligations relate to minimum payments due under store lease arrangements. Most store operating leases require payment of real estate taxes, insurance and common area maintenance fees. Real estate taxes, insurance and common area maintenance fees were approximately 35% of base rentals for Fiscal 2014. These are not included in the table above. Some operating leases also require additional payments based on a percentage of sales.
(4)	The operations services agreement is with a third party for the management of client server systems, local area networks operations, wide area network management and technical support.
(5)	Other long-term liabilities reflect loss reserves related to credit insurance services provided by insurance subsidiaries. We have reflected these payments under “Other”, as the timing of the future payments is dependent on the actual processing of the claims.

Not included in the table above are obligations under employment agreements and ordinary course purchase orders for merchandise.

SEASONALITY

Signet’s sales are seasonal, with the first quarter slightly exceeding 20% of annual sales, the second and third quarters approximating 20% and the fourth quarter accounting for almost 40% of annual sales, with December being by far the most important month of the year. Sales made in November and December are known as the “Holiday Season.” Due to sales leverage, Signet’s operating income is even more seasonal; about 45% to 55% of Signet’s operating income normally occurs in the fourth quarter, comprised of nearly all of the UK Jewelry and Zale divisions’ operating income and about 40% to 45% of the Sterling Jewelers division’s operating income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. Management maintains a process to review the application of Signet’s accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a multinational organization. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no material changes to the policies and estimates as discussed in Signet’s Annual Report on Form 10-K for the year ended February 1, 2014, filed with the SEC on March 27, 2014 except as noted below:

Revenue recognition

Extended service plans and lifetime warranty agreements

Signet recognizes revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred. The deferral period for lifetime warranty sales in each division is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could adversely impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.

The Sterling Jewelers division sells extended service plans where it is obliged, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of extended service plans is deferred over 14 years, with approximately 45% of revenue recognized within the first two years.

The Zale division also sells extended service plans. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime extended service plans is deferred over 10 years. Revenues related to the optional theft protection are recognized over the two-year contract period on a straight-line basis. Zale Jewelry customers are also offered a two-year watch warranty and a one-year warranty that covers breakage. Piercing Pagoda customers are also offered a one-year warranty that covers breakage. Revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the Company’s interest in the fair value of the identifiable assets and liabilities acquired. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each. Goodwill is not amortized, but is reviewed for impairment and is required to be tested at least annually or whenever events or changes in circumstances indicate it is more likely than not that a reporting unit’s fair value is less than its carrying value. The annual testing date for goodwill allocated to the Sterling Jewelers reporting unit is the last day of the fourth quarter. The annual testing date for goodwill allocated to the reporting units associated with the Zale Corporation acquisition and the Other reporting unit is May 31.

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

See Note 20 of the Condensed Consolidated Financial Statements for additional discussion of the goodwill recorded by the Company during the second quarter of Fiscal 2015. There have been no goodwill impairment losses recorded during the fiscal periods presented in the condensed consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may be required. See Note 10 of the Condensed Consolidated Financial Statements for additional information.

Intangible assets

Intangible assets with definite lives are amortized and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying amount, the Company recognizes an impairment loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset.

Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, pursuant to ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, the Company performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any.

If future economic conditions are different than those projected by management, future impairment charges may be required. See Note 10 for additional information on intangible assets.

Capital Lease Obligations

In the Zale division, capital leases are entered into related to vehicles for field management. The vehicles are included in property, plant and equipment in the accompanying condensed consolidated balance sheets and are depreciated over a four-year life. Capital leases, net of accumulated depreciation, included in property, plant and equipment as of August 2, 2014 totaled $1.7 million. The Acquisition occurred on May 29, 2014, and therefore amounts are not included as of February 1, 2014 or August 3, 2013.

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

As certain of the UK Jewelry division’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into foreign currency forward exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet also hedges a significant portion of forecasted merchandise purchases using commodity forward contracts. Additionally, the Zale division occasionally enters into foreign currency contracts to manage the currency fluctuations associated with purchases for our Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counterparties.

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

Signet’s market risk profile as of August 2, 2014 has not materially changed since February 1, 2014. The market risk profile as of February 1, 2014 is disclosed in Signet’s Fiscal 2014 Annual Report on Form 10-K, filed with the SEC on March  27, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 2, 2014.

Changes in Internal Control over Financial Reporting

The acquisition of Zale Corporation was significant to the Company and was consummated effective May 29, 2014. Upon consummation, Zale became a consolidated subsidiary. The Company currently expects to include Zale within management’s annual assessment of internal control over financial reporting for the year ending January 31, 2015; however, the Company intends to take a period of time to fully incorporate Zale’s operations into its evaluation of internal control over financial reporting. In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, other than as noted above, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended August 2, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 17 of the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2014 Annual Report on Form 10-K, filed with the SEC on March 27, 2014, except that the risk factors set forth below include any material changes to, and supersede, to the extent included below, the description of, the risk factors disclosed in Part I, Item 1A of Signet’s Fiscal 2014 Annual Report on Form 10-K. In addition, the risk factor entitled “If Signet’s financing for the transaction becomes unavailable, the transaction may not be completed and we may be in breach of the Merger Agreement” disclosed in Part I, Item 1A of Signet’s Fiscal 2014 Annual Report on Form 10-K is hereby deleted.

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

The availability of diamonds is significantly influenced by the political situation in diamond producing countries, including the impact of current and potential new sanctions on Russia, and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds which could occur as a result of disruption to the Kimberley Process, could adversely affect Signet, as well as the retail jewelry market as a whole. In 2012, the Kimberley Process, chaired by the United States, initiated a process to review ways to strengthen and reform the Kimberley Process, including reviewing the definition of a conflict diamond. In January 2013, South Africa became the chair, and the review process was expected to continue; however, no reform efforts were achieved. In 2014, the Kimberley Process is being chaired by China, which will be followed by Angola in 2015. In addition, the current Kimberley Process decision making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform over the long-term. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. In addition to the Kimberley Process, the supply of diamonds to the US is also impacted by certain governmental trade sanctions imposed on Zimbabwe.

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

Additional indebtedness relating to the Zale Corporation Acquisition reduces the availability of cash to fund other business initiatives and the expected benefits from the acquisition may not be fully realized.

Signet’s additional indebtedness to fund the acquisition of Zale Corporation has significantly increased Signet’s outstanding debt. This additional indebtedness requires us to dedicate a portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives, including dividends and share repurchases. Significant changes to Signet’s financial condition as a result of global economic changes or difficulties in the integration or execution of strategies of the newly acquired business, and the diversion of significant management time and resources towards integrating the business and operations of Zale Corporation may affect our ability to obtain the expected benefits from the transaction or to satisfy the financial covenants included in the terms of the financing arrangements.

Signet has incurred transaction-related costs in connection with the transaction.

We have incurred a number of substantial non-recurring transaction-related costs associated with completing the transaction, combining the operations of the two companies and achieving desired synergies. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, regulatory filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our and Zale Corporation’s businesses. There can be no assurance that the realization of other efficiencies related to the integration of the two businesses, as well as the elimination of certain duplicative costs, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term, or at all.

Although we anticipate that Zale will continue to operate as a separate brand within Signet, failure to successfully combine Signet’s and Zale Corporation’s businesses in the expected time frame may adversely affect the future results of the combined company.

The success of the transaction will depend, in part, on our ability to realize the anticipated benefits and synergies from combining our and Zale Corporation’s businesses. To realize these anticipated benefits, the businesses must be successfully combined. If the combined company is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the transaction may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the transaction. These integration difficulties could result in declines in the market value of our common stock.

A consolidated lawsuit on behalf of a purported class of stockholders is pending against Zale Corporation, Signet, the members of Zale Corporation’s board of directors and Signet’s merger subsidiary, challenging the transaction, and an unfavorable judgment or ruling in this lawsuit could result in substantial costs.

In connection with the Zale Corporation acquisition, a consolidated lawsuit on behalf of a purported class of former Zale Corporation stockholders is pending in the Delaware Court of Chancery. The lawsuit names as defendants Zale Corporation, Signet, the members of the board of directors of Zale Corporation, and Signet’s merger subsidiary. In addition, several former Zale Corporation stockholders have filed petitions for appraisal in the Delaware Court of Chancery. Additional lawsuits may be filed against Zale Corporation and Signet, our merger subsidiary and Zale Corporation’s directors related to the transaction. The defense or settlement of, or an unfavorable judgment in, any lawsuit or claim could result in substantial costs and could adversely affect the combined company’s business, financial condition or results of operations.

If our goodwill becomes impaired, we may be required to record significant charges to earnings.

We have a substantial amount of goodwill on our balance sheet as a result of the Zale Corporation acquisition. We review goodwill for impairment annually or whenever events or circumstances indicate impairment may have occurred. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. There is a risk that a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

For further information on our testing for goodwill impairment, see “Critical Accounting Policies and Estimates” under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following table contains the Company’s repurchases of equity securities in the second quarter of Fiscal 2015:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 4, 2014 to May 31, 2014	94,246	$100.88	93,664	$273,037,569
June 1, 2014 to June 28, 2014	—	$—	—	$273,037,569
June 29, 2014 to August 2, 2014	4,614	$103.11	—	$273,037,569

Total	98,860	$100.98	93,664	$273,037,569

(1)	Includes 5,196 shares of restricted stock repurchased in connection with employee tax withholding obligations under the Company’s share-based compensation plans, which are not purchases under any publicly announced share repurchase program.
(2)	On June 14, 2013, the Board of Directors authorized the 2013 Program to repurchase up to $350 million of Signet’s common shares. The 2013 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

3.1*	Amended and Restated Bye-laws of Signet Jewelers Limited.

4.1*	Second Supplemental Indenture, dated as of June 30, 2014, among Signet UK Finance plc, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as indenture trustee.

10.1†	Separation Agreement dated June 27, 2014 between Signet Jewelers Limited and Ronald W. Ristau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2014).

10.2*	Amended and Restated Credit Agreement, dated September 9, 2014, by and among Signet Jewelers Limited, as Parent, Signet Group Limited, Signet Group Treasury Services Inc. and Sterling Jewelers Inc. as borrowers, the additional borrowers from time to time party thereto, the financial institutions from time to time party thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

September 10, 2014	By:	/s/ Michele L. Santana
Michele L. Santana
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)