Form 10-Q
period 2014-11-01
SIGNET JEWELERS LTD
filed 2014-12-08
CIK 832988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended November 1, 2014 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.18 par value, 80,178,447 shares as of November 28, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013	Notes
Sales	$1,177.9	$771.4	$3,459.9	$2,645.2	2
Cost of sales	(832.0)	(532.2)	(2,297.8)	(1,713.5)

Gross margin	345.9	239.2	1,162.1	931.7
Selling, general and administrative expenses	(388.7)	(233.4)	(1,078.4)	(770.9)
Other operating income, net	53.5	45.8	161.2	139.1

Operating income	10.7	51.6	244.9	299.9	2
Interest expense, net	(12.6)	(0.9)	(28.1)	(2.8)

(Loss) income before income taxes	(1.9)	50.7	216.8	297.1
Income taxes	0.6	(17.1)	(63.5)	(104.3)	4

Net (loss) income	$(1.3)	$33.6	$153.3	$192.8

(Loss) earnings per share: basic	$(0.02)	$0.42	$1.92	$2.40	5
diluted	$(0.02)	$0.42	$1.91	$2.39	5
Weighted average common shares outstanding: basic	79.9	79.9	79.9	80.4	5
diluted	79.9	80.3	80.2	80.8	5
Dividends declared per share	$0.18	$0.15	$0.54	$0.45	6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 weeks ended
	November 1, 2014			November 2, 2013
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(1.3)			$33.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(21.4)	$—	(21.4)	$10.5	$—	10.5
Available-for-sale securities:
Unrealized loss	—	—	—	—	—	—
Cash flow hedges:
Unrealized (loss) gain	(2.7)	1.2	(1.5)	(1.8)	0.3	(1.5)
Reclassification adjustment for losses to net (loss) income	2.7	(0.8)	1.9	2.1	(0.8)	1.3
Pension plan:
Reclassification adjustment to net (loss) income for amortization of actuarial loss	0.5	(0.1)	0.4	0.6	(0.2)	0.4
Reclassification adjustment to net (loss) income for amortization of net prior service credits	(0.4)	0.1	(0.3)	(0.4)	0.2	(0.2)

Total other comprehensive (loss) income	$(21.3)	$0.4	$(20.9)	$11.0	$(0.5)	$10.5

Total comprehensive (loss) income			$(22.2)			$44.1

	39 weeks ended
	November 1, 2014			November 2, 2013
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$153.3			$192.8
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(14.1)	$—	(14.1)	$3.5	$—	3.5
Available-for-sale securities:
Unrealized loss	(0.2)	—	(0.2)	—	—	—
Cash flow hedges:
Unrealized (loss) gain	(2.2)	0.9	(1.3)	(27.9)	9.6	(18.3)
Reclassification adjustment for losses to net income	15.2	(5.2)	10.0	1.1	(0.5)	0.6
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	1.5	(0.3)	1.2	1.7	(0.4)	1.3
Reclassification adjustment to net income for amortization of net prior service credits	(1.3)	0.3	(1.0)	(1.1)	0.3	(0.8)

Total other comprehensive (loss) income	$(1.1)	$(4.3)	$(5.4)	$(22.7)	$9.0	$(13.7)

Total comprehensive income			$147.9			$179.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share data)	November 1, 2014	February 1, 2014	November 2, 2013	Notes
Assets
Current assets:
Cash and cash equivalents	$87.6	$247.6	$87.8
Accounts receivable, net	1,292.1	1,374.0	1,123.5	8
Other receivables	56.7	51.5	51.2
Other current assets	133.7	87.0	86.9	11
Deferred tax assets	1.6	3.0	2.7
Income taxes	21.6	6.5	16.7
Inventories	2,674.6	1,488.0	1,644.9	9

Total current assets	4,267.9	3,257.6	3,013.7

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $839.0, $788.1, and $765.0, respectively	658.8	487.6	471.1
Goodwill	524.3	26.8	23.2	10
Intangible assets, net of accumulated amortization of $6.0	461.3	—	—	10
Other assets	133.5	87.2	83.5	11
Deferred tax assets	72.8	113.7	119.9
Retirement benefit asset	59.9	56.3	54.0

Total assets	$6,178.5	$4,029.2	$3,765.4	2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$221.8	$19.3	$46.0	19
Accounts payable	396.2	162.9	244.9
Accrued expenses and other current liabilities	422.7	328.5	252.5	13
Deferred revenue	221.6	173.0	156.3	12
Deferred tax liabilities	151.2	113.1	136.2
Income taxes	3.6	103.9	6.8

Total current liabilities	1,417.1	900.7	842.7

Non-current liabilities:
Long-term debt	1,371.3	—	—	19
Other liabilities	227.2	121.7	119.3
Deferred revenue	518.8	443.7	416.2	12
Deferred tax liabilities	1.8	—	1.0

Total liabilities	3,536.2	1,466.1	1,379.2

Commitments and contingencies				17
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 80.2 shares outstanding (February 1, 2014: 80.2 shares outstanding; November 2, 2013: 80.3 shares outstanding)	15.7	15.7	15.7
Additional paid-in capital	261.2	258.8	252.3
Other reserves	0.4	0.4	0.4	6
Treasury shares at cost: 7.0 shares (February 1, 2014: 7.0 shares; November 2, 2013: 6.9 shares)	(373.2)	(346.2)	(342.6)	6
Retained earnings	2,922.1	2,812.9	2,649.8
Accumulated other comprehensive loss	(183.9)	(178.5)	(189.4)	7

Total shareholders’ equity	2,642.3	2,563.1	2,386.2

Total liabilities and shareholders’ equity	$6,178.5	$4,029.2	$3,765.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Cash flows from operating activities
Net (loss) income	$(1.3)	$33.6	$153.3	$192.8
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	40.3	28.3	104.8	79.4
Amortization of unfavorable leases and contracts	(8.9)	—	(14.8)	—
Pension benefit	(0.6)	(0.1)	(1.8)	(0.3)
Share-based compensation	3.5	3.8	10.7	10.3
Deferred taxation	(28.0)	2.2	(32.2)	(0.3)
Excess tax benefit from exercise of share awards	—	—	(7.7)	(4.5)
Amortization of debt discount and issuance costs	1.0	0.1	6.5	0.3
Other	0.6	(1.9)	0.7	(2.8)
Changes in operating assets and liabilities:
Decrease in accounts receivable	23.5	29.0	81.8	81.8
Increase in other receivables and other assets	(0.9)	(7.6)	(4.9)	(17.5)
Increase other current assets	(13.8)	(6.6)	(36.5)	(2.6)
Increase in inventories	(338.2)	(214.9)	(321.1)	(272.3)
Increase in accounts payable	161.8	109.5	132.9	80.2
Increase (decrease) in accrued expenses and other liabilities	4.0	(9.4)	(15.0)	(66.5)
Increase (decrease) in deferred revenue	8.2	(0.7)	29.2	6.9
Decrease in income taxes payable	(58.2)	(43.6)	(106.7)	(101.8)
Pension plan contributions	(1.0)	(1.1)	(3.2)	(3.9)
Effect of exchange rate changes on currency swaps	(0.1)	(1.0)	(0.2)	(1.1)

Net cash used in operating activities	(208.1)	(80.4)	(24.2)	(21.9)

Investing activities
Purchase of property, plant and equipment	(75.1)	(53.3)	(165.1)	(106.9)
Purchase of available-for-sale securities	(3.0)	—	(4.2)	—
Proceeds from sale of available-for-sale securities	1.5	—	2.5	—
Acquisition of Ultra Stores, Inc.	—	—	—	1.4
Acquisition of Zale Corporation, net of cash acquired	—	—	(1,429.2)	—

Net cash used in investing activities	(76.6)	(53.3)	(1,596.0)	(105.5)

Financing activities
Dividends paid	(14.4)	(12.1)	(40.8)	(34.0)
Proceeds from issuance of common shares	2.2	2.8	4.2	8.0
Excess tax benefit from exercise of share awards	—	—	7.7	4.5
Proceeds from senior notes	—	—	398.4	—
Proceeds from term loan	—	—	400.0	—
Repayments of term loan	(5.0)	—	(5.0)	—
Proceeds from securitization facility	493.4	—	1,424.0	—
Repayments of securitization facility	(493.4)	—	(824.0)	—
Proceeds from revolving credit facility	145.0	35.0	145.0	35.0
Payment of debt issuance costs	(2.1)	—	(20.5)	—
Repurchase of common shares	(7.4)	(25.0)	(29.8)	(100.1)
Net settlement of equity based awards	(3.0)	(0.1)	(18.1)	(9.1)
Principal payments under capital lease obligations	(0.3)	—	(0.5)	—
Proceeds from short-term borrowings	43.0	9.3	20.8	11.0

Net cash provided by (used in) financing activities	158.0	9.9	1,461.4	(84.7)

Cash and cash equivalents at beginning of period	215.0	212.9	247.6	301.0
Decrease in cash and cash equivalents	(126.7)	(123.8)	(158.8)	(212.1)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(1.3)	(1.2)	(1.1)

Cash and cash equivalents at end of period	$87.6	$87.8	$87.6	$87.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2014	$15.7	$258.8	$0.4	$(346.2)	$2,812.9	$(178.5)	$2,563.1
Net income	—	—	—	—	153.3	—	153.3
Other comprehensive income (loss)	—	—	—	—	—	(5.4)	(5.4)
Dividends	—	—	—	—	(43.2)	—	(43.2)
Repurchase of common shares	—	—	—	(29.8)	—	—	(29.8)
Net settlement of equity based awards	—	(7.7)	—	(2.1)	(0.6)	—	(10.4)
Share options exercised	—	(0.6)	—	4.9	(0.3)	—	4.0
Share-based compensation expense	—	10.7	—	—	—	—	10.7

Balance at November 1, 2014	$15.7	$261.2	$0.4	$(373.2)	$2,922.1	$(183.9)	$2,642.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principal accounting policies and basis of preparation

Basis of preparation

Signet Jewelers Limited (“Signet” or the “Company”) is a holding company, incorporated in Bermuda, that operates through its subsidiaries. Signet is a leading retailer whose results are principally derived from one business segment – the retailing of jewelry, watches and associated services.

On May 29, 2014, the Company completed the acquisition of Zale Corporation (“the Acquisition”) (see Note 20 for further information). Prior to the Acquisition, the Company managed its business as two geographical reportable segments, being the United States of America (the “US”) and the United Kingdom (the “UK”) divisions. In connection with the Acquisition, the Company will no longer report its segments geographically, but by store brand grouping. The former US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands and will be known as Sterling Jewelers division (“Sterling Jewelers”). The former UK division’s retail stores operate under brands including H.Samuel and Ernest Jones and will be known as UK Jewelry division (“UK Jewelry”).

In connection with the Acquisition, the Zale division (“Zale”) was added, consisting of two new reportable segments: Zale Jewelry (“Zale Jewelry”) and Piercing Pagoda (“Piercing Pagoda”). Zale Jewelry is comprised of three core national brands, Zales Jewelers, Zales Outlet and Peoples Jewellers and two regional brands, Gordon’s Jewelers and Mappins Jewellers. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers is a national brand in the US providing moderately priced jewelry to a broad range of customers. Zales Outlet operates in outlet malls and neighborhood power centers in the US and capitalizes on Zales Jewelers’ national marketing and brand recognition. Gordon’s Jewelers is a value-oriented regional jeweler. Peoples Jewellers is Canada’s largest fine jewelry retailer. Mappins Jewellers offers customers classic fine jewelry also in Canada. Piercing Pagoda operates mall-based kiosks focused on the opening price point customer. Piercing Pagoda specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends.

In the fourth quarter of Fiscal 2014, subsequent to the November 4, 2013 acquisition of a diamond polishing factory in Gaborone, Botswana, management established a separate reportable segment (“Other”), which consists of all non-reportable operating segments including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

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

Use of estimates

The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of receivables, inventory and deferred revenue, fair value of derivatives, depreciation and asset impairment, the valuation of employee benefits, income taxes, contingencies and accounting for business combinations.

Fiscal year

The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2015 is the 52 week year ending January 31, 2015 and Fiscal 2014 was the 52 week year ended February 1, 2014. Within these condensed consolidated financial statements, the third quarter and year to date of the relevant fiscal years 2015 and 2014 refer to the 13 and 39 weeks ended November 1, 2014 and November 2, 2013, respectively.

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

Revenue recognition

Extended service plans and lifetime warranty agreements

Signet recognizes revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred. The deferral period for lifetime warranty sales in each division is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.

The Sterling Jewelers division sells extended service plans where it is obliged, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of extended service plans is deferred and recognized over 14 years, with approximately 45% of revenue recognized within the first two years.

The Zale division also sells extended service plans. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime extended service plans is deferred and recognized over 10 years, with approximately 69% of revenue recognized within the first two years. Revenues related to the optional theft protection are deferred and recognized over the two-year contract period on a straight-line basis. Zale Jewelry customers are also offered a two-year watch warranty and a one-year warranty that covers breakage. Piercing Pagoda customers are also offered a one-year warranty that covers breakage. Revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the Company’s interest in the fair value of the identifiable assets and liabilities acquired. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each. Goodwill is not amortized, but is reviewed for impairment and is required to be tested at least annually or whenever events or circumstances indicate it is more likely than not that a reporting unit’s fair value is less than its carrying value. The annual testing date for goodwill allocated to the Sterling Jewelers reporting unit is the last day of the fourth quarter. The annual testing date for goodwill allocated to the reporting units associated with the Zale division and the Other reporting unit is May 31.

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

See Note 20 for additional discussion of the goodwill recorded by the Company during the second quarter of Fiscal 2015. There have been no goodwill impairment losses recorded during the fiscal periods presented in these condensed consolidated financial statements. If future economic conditions and performance results are different than those projected by management, future impairment charges may be required. See Note 10 for additional information related to goodwill.

Intangible assets

Intangible assets with definite lives are amortized and reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying amount, the Company recognizes an impairment loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, the Company performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any.

If future economic conditions are different than those projected by management, future impairment charges may be required. See Note 10 for additional information on intangible assets.

Capital leases

The Zale division has capital leases related to vehicles used by field management. The vehicles are included in property, plant and equipment in the accompanying condensed consolidated balance sheets and are depreciated over a four-year lease term. See Note 19 for additional information.

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

New accounting pronouncements to be adopted in future periods

Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Signet is currently assessing the impact, if any, as well as the available methods of implementation, that the adoption of this accounting pronouncement will have on its consolidated financial statements.

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

2. Segment information

On May 29, 2014, the Company completed the Acquisition (see Note 20 for further information). Prior to the Acquisition, the Company managed its business as two geographical reportable segments, being the US and UK divisions. In connection with the Acquisition, the Company will no longer report its segments geographically, but by store brand grouping. The former US division operates retail stores under brands including Kay Jewelers, Jared The Galleria Of Jewelry and various regional brands and will be known as Sterling Jewelers division. The former UK division’s retail stores operate under brands including H.Samuel and Ernest Jones and will be known as UK Jewelry division.

In connection with the Acquisition, the Zale division was added, consisting of two new reportable segments: Zale Jewelry and Piercing Pagoda. Zale Jewelry is comprised of three core national brands, Zales Jewelers, Zales Outlet and Peoples Jewellers and two regional brands, Gordon’s Jewelers and Mappins Jewellers. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers is a national brand in the US providing moderately priced jewelry to a broad range of customers. Zales Outlet operates in outlet malls and neighborhood power centers in the US and capitalizes on Zales Jewelers’ national marketing and brand recognition. Gordon’s Jewelers is a value-oriented regional jeweler. Peoples Jewellers is Canada’s largest fine jewelry retailer. Mappins Jewellers offers customers classic fine jewelry also in Canada. Piercing Pagoda operates mall-based kiosks focused on the opening price point customer. Piercing Pagoda specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends.

In the fourth quarter of Fiscal 2014, subsequent to the November 4, 2013 acquisition of a diamond polishing factory in Gaborone, Botswana, management established a separate reportable segment, Other, which consists of all non-reportable segments including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. This segment will be aggregated with corporate administrative functions for segment reporting. Prior year results have been revised to reflect this change. All inter-segment sales and transfers are eliminated.

	13 weeks ended			39 weeks ended
(in millions)	November 1, 2014		November 2, 2013	November 1, 2014		November 2, 2013
Sales:
Sterling Jewelers	$692.8		$631.3	$2,406.7		$2,229.6
UK Jewelry	151.0		139.3	465.6		413.4
Zale Jewelry	289.1		—	504.1		—
Piercing Pagoda	42.3		—	74.8		—
Other	2.7		0.8	8.7		2.2

Total sales	$1,177.9		$771.4	$3,459.9		$2,645.2

Operating income (loss):
Sterling Jewelers	$68.1		$60.6	$364.3		$325.3
UK Jewelry	(2.7)		(4.4)	(1.6)		(9.3)
Zale Jewelry	(26.7	)(1)	—	(34.7	)(1)	—
Piercing Pagoda	(7.8	)(2)	—	(9.6	)(2)	—
Other	(20.2	)(3)	(4.6)	(73.5	)(3)	(16.1)

Total operating income	$10.7		$51.6	$244.9		$299.9

(1)	Includes net operating loss of $11.0 million and $20.4 million related to purchase accounting adjustments associated with the acquisition of Zale Corporation for the 13 and 39 weeks ended November 1, 2014, respectively. See Note 20 for additional information.
(2)	Includes net operating loss of $2.6 million and $4.7 million related to purchase accounting adjustments associated with the acquisition of Zale Corporation for the 13 and 39 weeks ended November 1, 2014, respectively. See Note 20 for additional information.
(3)	Includes $11.4 million and $50.6 million of transaction-related and integration expense as well as severance-related costs for the 13 and 39 weeks ended November 1, 2014, respectively.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in millions)	November 1, 2014	February 1, 2014	November 2, 2013
Total assets:
Sterling Jewelers	$3,477.2	$3,311.0	$3,174.3
UK Jewelry	484.5	484.6	495.3
Zale Jewelry	1,942.6	—	—
Piercing Pagoda	158.8	—	—
Other	115.4	233.6	95.8

Total assets	$6,178.5	$4,029.2	$3,765.4

3. Foreign currency translation

Assets and liabilities denominated in the British pound and the Canadian dollar are translated into the US dollar at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in the British pound and Canadian dollar are translated into US dollars at historical exchange rates. Revenues and expenses denominated in the British pound and Canadian dollar are translated into the US dollar at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included within the condensed consolidated statements of operations, whereas translation adjustments and gains and losses related to intercompany loans of a long-term investment nature are recognized as a component of accumulated other comprehensive income (loss) (“OCI”). In addition, as the majority of the sales and expenses related to the factory in Gaborone, Botswana are transacted in US dollars, there is no related foreign currency translation as the US dollar is the functional currency.

4. Income taxes

Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. Signet is subject to examination by the US federal and state and Canadian tax authorities for tax years ending after November 1, 2008 and is subject to examination by the UK tax authority for tax years ending after January 31, 2012.

As of November 1, 2014, Signet had $6.3 million of unrecognized tax benefits related to uncertain tax positions, all of which would favorably affect the effective income tax rate if resolved in Signet’s favor. The unrecognized tax benefits increased by $1.7 million during the 39 week period ended November 1, 2014 related to positions taken by Zale Corporation prior to the Acquisition. The unrecognized tax benefits relate primarily to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law.

Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of November 1, 2014, Signet had accrued interest of $1.1 million. The accrued interest increased by $0.8 million during the 39 week period ended November 1, 2014 related to tax positions taken by Zale Corporation prior to the Acquisition. Signet had $0.6 million of accrued penalties as of November 1, 2014, all of which related to tax positions taken by Zale Corporation prior to the Acquisition.

Over the next twelve months, management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of November 1, 2014, due to settlement of the uncertain tax positions with the tax authorities.

5. Earnings per share

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net (loss) income	$(1.3)	$33.6	$153.3	$192.8

Basic weighted average number of shares outstanding	79.9	79.9	79.9	80.4
Dilutive effect of share awards	—	0.4	0.3	0.4

Diluted weighted average number of shares outstanding	79.9	80.3	80.2	80.8

(Loss) earnings per share – basic	$(0.02)	$0.42	$1.92	$2.40
(Loss) earnings per share – diluted	$(0.02)	$0.42	$1.91	$2.39

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in the 13 and 39 week periods ended November 1, 2014 by 7,293,902 and 7,288,741 shares, respectively (13 and 39 week periods ended November 2, 2013: 7,287,686 and 6,833,816 shares, respectively). The calculation of fully diluted earnings per share for the 13 and 39 week periods ended November 1, 2014 excludes 525,561 and 32,504 non-vested time-based restricted shares (13 and 39 week periods ended November 2, 2013: 87,809 and 64,884 shares, respectively) on the basis that their effect on earnings per share would be anti-dilutive.

6. Shareholders’ equity

Share repurchase

		39 weeks ended November 1, 2014			39 weeks ended November 2, 2013
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)
2013 Program(1)	$350	288,393	$29.8	$103.37	746,326	$50.0	$66.99
2011 Program(2)	$350	n/a	n/a	n/a	749,245	50.1	66.92

Total		288,393	$29.8		1,495,571	$100.1

(1)	In June 2013, the Board of Directors authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $265.6 million remaining as of November 1, 2014.
(2)	In October 2011, the Board of Directors authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.
n/a	Not applicable.

Signet repurchased 68,261 shares in the third quarter of Fiscal 2015 at an average of $109.18 per share. In the third quarter of Fiscal 2014, Signet repurchased 371,713 shares at an average cost of $67.26 per share.

Dividends

	Fiscal 2015			Fiscal 2014
	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
		(in millions)			(in millions)
First quarter(1)	$0.18	$14.4	(2)	$0.15	$12.1
Second quarter	$0.18	$14.4	(3)	$0.15	$12.1
Third quarter	$0.18	$14.4	(4)	$0.15	$12.0

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the fourth quarter Fiscal 2014 $0.15 per share cash dividend was paid on February 27, 2014 in the aggregate amount of $12.0 million.
(2)	The first quarter Fiscal 2015 $0.18 per share cash dividend was paid on May 28, 2014 in the aggregate amount of $14.4 million.
(3)	The second quarter Fiscal 2015 $0.18 per share cash dividend was paid on August 27, 2014 in the aggregate amount of $14.4 million.
(4)	As of November 1, 2014, $14.4 million has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividend declared on August 26, 2014, which has a record date of October 31, 2014 and a payment date of November 25, 2014.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reclassification

During the second quarter of Fiscal 2015, $234.8 million was reclassified from other reserves within shareholders’ equity to retained earnings as the restrictions related to this amount were released. The presentation in previous periods has been adjusted to conform to the current period presentation.

7. Accumulated other comprehensive (loss) income

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for- sale securities, net	(Losses) gains on cash flow hedges	Actuarial (losses) gains	Prior service credit (cost)	Accumulated other comprehensive (loss) income
Balance at February 1, 2014	$(137.0)	$—	$(14.3)	$(42.5)	$15.3	$(178.5)
OCI before reclassifications	(14.1)	(0.2)	(1.3)	—	—	(15.6)
Amounts reclassified from accumulated OCI	—	—	10.0	1.2	(1.0)	10.2

Net current-period OCI	(14.1)	(0.2)	8.7	1.2	(1.0)	(5.4)

Balance at November 1, 2014	$(151.1)	$(0.2)	$(5.6)	$(41.3)	$14.3	$(183.9)

	Amounts reclassified from accumulated OCI
	13 weeks ended		39 weeks ended		Statement of operations caption
(in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Losses (Gains) on cash flow hedges:
Foreign currency contracts	$0.3	$(0.2)	$0.6	$(0.6)	Cost of sales (see Note 15)
Commodity contracts	2.4	2.3	14.6	1.7	Cost of sales (see Note 15)

Total before income tax	2.7	2.1	15.2	1.1
	(0.8)	(0.8)	(5.2)	(0.5)	Income taxes

Net of tax	1.9	1.3	10.0	0.6

Defined benefit pension plan items:
Amortization of unrecognized net prior service credits	(0.4)	(0.4)	(1.3)	(1.1)	Selling, general and administrative expenses(1)
Amortization of unrecognized actuarial loss	0.5	0.6	1.5	1.7	Selling, general and administrative expenses(1)

Total before income tax	0.1	0.2	0.2	0.6
	—	—	—	(0.1)	Income taxes

Net of tax	0.1	0.2	0.2	0.5

Total reclassifications	$2.0	$1.5	$10.2	$1.1

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 16 for additional information.

8. Accounts receivable, net

Signet’s accounts receivable primarily consist of Sterling Jewelers’ customer in-house financing receivables. The accounts receivable portfolio consists of a population that has similar characteristics and is evaluated collectively for impairment. The allowance is an estimate of the expected losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy, as well as an allowance for those amounts 90 days aged and under based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses inherent in the portfolio.

(in millions)	November 1, 2014	February 1, 2014	November 2, 2013
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,280.3	$1,356.0	$1,111.8
Other accounts receivable	11.8	18.0	11.7

Total accounts receivable, net	$1,292.1	$1,374.0	$1,123.5

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Sterling Jewelers grants credit to customers based on a variety of credit quality indicators, including customer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $9.5 million (February 1, 2014 and November 2, 2013: $12.8 million and $9.9 million, respectively) with a corresponding valuation allowance of $0.3 million (February 1, 2014 and November 2, 2013: $0.3 million and $0.5 million, respectively). The credit function for the Zale division is outsourced and, as such, no material accounts receivable exist as of November 1, 2014.

Allowance for credit losses on Sterling Jewelers’ customer in-house finance receivables:

(in millions)	39 weeks ended November 1, 2014	52 weeks ended February 1, 2014	39 weeks ended November 2, 2013
Beginning balance	$(97.8)	$(87.7)	$(87.7)
Charge-offs	101.0	128.2	91.0
Recoveries	22.1	26.0	19.9
Provision expense	(127.9)	(164.3)	(112.8)

Ending balance	$(102.6)	$(97.8)	$(89.6)
Ending receivable balance evaluated for impairment	1,382.9	1,453.8	1,201.4

Sterling Jewelers’ customer in-house finance receivables, net	$1,280.3	$1,356.0	$1,111.8

Net bad debt expense is calculated as provision expense less recoveries.

Credit quality indicator and age analysis of past due Sterling Jewelers’ customer in-house finance receivables:

	November 1, 2014		February 1, 2014		November 2, 2013
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0-30 days	$1,087.9	$(33.2)	$1,170.4	$(36.3)	$946.9	$(29.0)
Past due, aged 31-90 days	233.8	(8.2)	229.9	(8.0)	201.1	(7.2)
Non Performing:
Past due, aged more than 90 days	61.2	(61.2)	53.5	(53.5)	53.4	(53.4)

	$1,382.9	$(102.6)	$1,453.8	$(97.8)	$1,201.4	$(89.6)

	November 1, 2014		February 1, 2014		November 2, 2013
(as a percentage of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing	95.6%	3.1%	96.3%	3.2%	95.6%	3.2%
Non Performing	4.4%	100.0%	3.7%	100.0%	4.4%	100.0%
	100.0%	7.4%	100.0%	6.7%	100.0%	7.5%

Securitized credit card receivables

The Sterling Jewelers division securitizes a portion of its credit card receivables through its Sterling Jewelers Receivables Master Note Trust established on May 15, 2014. See Note 19 for additional information on this asset-backed securitization facility.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Inventories

The following table summarizes the details of the Company’s inventory:

(in millions)	November 1, 2014	February 1, 2014	November 2, 2013
Raw materials	$69.9	$41.8	$48.9
Finished goods	2,604.7	1,446.2	1,596.0

Total inventories	$2,674.6	$1,488.0	$1,644.9

10. Goodwill and intangibles

The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	UK Jewelry	Zale Jewelry	Piercing Pagoda	Other	Total
Balance at February 2, 2013	$24.6	$—	$—	$—	$—	$24.6
Acquisitions(1)	(1.4)	—	—	—	3.6	2.2

Balance at February 1, 2014	23.2	—	—	—	3.6	26.8
Acquisitions(1)	—	—	497.5	—	—	497.5

Balance at November 1, 2014	$23.2	$—	$497.5	$—	$3.6	$524.3

(1)	See Note 20 for additional discussion of the goodwill recorded by the Company during Fiscal 2014 and Fiscal 2015.

There have been no goodwill impairment losses recorded during the fiscal periods presented in these condensed consolidated financial statements. If future economic conditions are different than those projected by management, future impairment charges may be required.

Intangible Assets

Intangible assets with indefinite and definite lives represent the Zale trade names and favorable leases, which are included in intangible assets, net on the condensed consolidated balance sheets. The following table provides additional detail regarding the composition of intangible assets as of November 1, 2014, February 1, 2014 and November 2, 2013.

	November 1, 2014			February 1, 2014			November 2, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
(in millions)
Definite-lived intangible assets
Trade names	$1.6	$(0.1)	$1.5	$—	$—	$—	$—	$—	$—
Favorable leases	49.7	(5.9)	43.8	—	—	—	—	—	—

Total definite-lived intangible assets	51.3	(6.0)	45.3	—	—	—	—	—	—

Indefinite-lived trade names	416.0	—	416.0	—	—	—	—	—	—

Total intangible assets, net	$467.3	$(6.0)	$461.3	$—	$—	$—	$—	$—	$—

11. Other assets

The following table summarizes the Company’s non-current other assets:

(in millions)	November 1, 2014	February 1, 2014	November 2, 2013
Deferred extended service plan costs	$64.8	$61.9	$58.4
Investments(1)	23.5	—	—
Other assets	45.2	25.3	25.1

Total other assets	$133.5	$87.2	$83.5

(1)	See Note 14 for additional discussion of the investment balances.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, other current assets include deferred direct costs in relation to the sale of extended service plans (“ESP”) of $23.1 million as of November 1, 2014 (February 1, 2014 and November 2, 2013: $21.9 million and $20.7 million, respectively).

12. Deferred revenue

Deferred revenue is comprised primarily of ESP and voucher promotions as follows:

(in millions)	November 1, 2014	February 1, 2014	November 2, 2013
Sterling Jewelers ESP deferred revenue	$626.3	$601.2	$564.4
Zale ESP deferred revenue	104.7	—	—
Voucher promotions and other	9.4	15.5	8.1

Total deferred revenue	$740.4	$616.7	$572.5

Presented as:
Current liabilities	$221.6	$173.0	$156.3
Non-current liabilities	518.8	443.7	416.2

Total deferred revenue	$740.4	$616.7	$572.5

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Sterling Jewelers ESP deferred revenue, beginning of period	$626.6	$567.0	$601.2	$549.7
Plans sold	47.4	40.6	165.5	142.0
Revenues recognized	(47.7)	(43.2)	(140.4)	(127.3)

Sterling Jewelers ESP deferred revenue, end of period	$626.3	$564.4	$626.3	$564.4

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Zale ESP deferred revenue, beginning of period	$99.4	n/a	$—	n/a
Plans acquired	—	n/a	93.3	n/a
Plans sold	25.4	n/a	44.7	n/a
Revenues recognized	(20.1)	n/a	(33.3)	n/a

Zale ESP deferred revenue, end of period	$104.7	n/a	$104.7	n/a

n/a	Not applicable as the Acquisition occurred during Fiscal 2015.

13. Warranty reserve

Sterling Jewelers and Zale provide a product lifetime diamond guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six-month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. Sterling Jewelers also provides a similar product lifetime guarantee on color gemstones. The warranty reserve for diamond and gemstone guarantee, included in accrued expenses and other current liabilities, and other non-current liabilities, is as follows:

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Warranty reserve, beginning of period	$48.1	$18.6	$19.1	$18.5
Warranty obligations acquired	—	—	28.8	—
Warranty expense	1.2	1.8	5.2	5.3
Utilized	(2.6)	(1.6)	(6.4)	(5.0)

Warranty reserve, end of period	$46.7	$18.8	$46.7	$18.8

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in millions)	November 1, 2014	February 1, 2014	November 2, 2013
Presented as:
Current liabilities	$17.6	$6.7	$6.6
Non-current liabilities	29.1	12.4	12.2

Total warranty reserve	$46.7	$19.1	$18.8

14. Investments

Investments in debt and equity securities held by certain insurance subsidiaries, acquired as part of the Acquisition, are reported as other assets in the accompanying condensed consolidated balance sheets. Investments are recorded at fair value based on quoted market prices for identical or similar securities in active markets. All investments are classified as available-for-sale.

Investments consist of the following:

	November 1, 2014		November 2, 2013
(in millions)	Cost	Fair Value	Cost		Fair Value
US Treasury securities	$9.7	$9.6	$	n/a	$	n/a
US government agency securities	1.4	1.3		n/a		n/a
Corporate bonds and notes	9.3	9.3		n/a		n/a
Corporate equity securities	3.3	3.3		n/a		n/a

	$23.7	$23.5	$	n/a	$	n/a

n/a	Not applicable as all investments were acquired as part of the Acquisition that occurred during Fiscal 2015.

At November 1, 2014, the carrying value of investments included a net unrealized loss of $0.2 million, which is included in accumulated OCI. Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during the 13 or 39 weeks ended November 1, 2014. Investments with a carrying value of $7.4 million were on deposit with various state insurance departments at November 1, 2014, as required by law.

Debt securities outstanding as of November 1, 2014 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$1.5	$1.5
Year two through year five	11.6	11.5
Year six through year ten	7.2	7.1
After ten years	0.1	0.1

	$20.4	$20.2

15. Financial instruments and fair value

Signet’s principal financial instruments are comprised of cash, cash deposits/investments and overdrafts, accounts receivable and payable, derivatives, US Treasury and government agency securities, corporate bonds, notes and equity securities, a revolving credit facility and long-term debt. Signet does not enter into derivative transactions for trading purposes. Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of financing. The main risks arising from Signet’s operations are market risk including foreign currency risk and commodity risk, liquidity risk and interest rate risk. Signet uses these financial instruments to manage and mitigate these risks under policies reviewed and approved by the Board of Directors.

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

Signet holds a fluctuating amount of British pounds reflecting the cash generative characteristics of the UK Jewelry division. Signet’s objective is to minimize net foreign exchange exposure to the income statement on British pound denominated items through managing this level of cash, British pound denominated intercompany balances and US dollar to British pound swaps. In order to manage the foreign exchange exposure and minimize the level of British pound cash held by Signet, the British pound denominated subsidiaries pay dividends regularly to their immediate holding companies and excess British pounds are sold in exchange for US dollars.

Signet’s policy is to minimize the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Board of Directors. In particular, Signet undertakes some hedging of its requirements for gold through the use of options, net zero-cost collar arrangements (a combination of call and put option contracts), forward contracts and commodity purchasing, while fluctuations in the cost of diamonds are not hedged.

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

The main external sources of funding are an amended credit facility, senior unsecured notes and securitized credit card receivables, as described in Note 19.

Interest rate risk

Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding at November 1, 2014, February 1, 2014 or November 2, 2013. See Note 19 for additional information regarding loans and long-term debt.

Credit risk and concentrations of credit risk

Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments, except for customer in-house financing receivables as disclosed in Note 8 of which no single customer represents a significant portion of the Company’s receivable balance. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.

Derivatives

The following types of derivative instruments are utilized by Signet:

Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into in order to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of November 1, 2014 was $27.4 million (February 1, 2014 and November 2, 2013: $42.3 million and $60.4 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (February 1, 2014 and November 2, 2013: 12 months and 15 months, respectively).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of November 1, 2014 was $58.4 million (February 1, 2014 and November 2, 2013: $22.1 million and $103.4 million, respectively).

Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into in order to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of November 1, 2014 was $85.4 million (February 1, 2014 and November 2, 2013: $63.0 million and $58.1 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 1, 2014 and November 2, 2013: 12 months and 12 months, respectively).

The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of November 1, 2014, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Derivative assets
		Fair value
(in millions)	Balance sheet location	November 1, 2014	February 1, 2014	November 2, 2013
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.4	$—	$0.2
Foreign currency contracts	Other assets	—	—	—
Commodity contracts	Other current assets	—	0.8	1.2
Commodity contracts	Other assets	—	—	—

		$0.4	$0.8	$1.4

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.4	0.2	1.1

Total derivative assets		$0.8	$1.0	$2.5

	Derivative liabilities
		Fair value
(in millions)	Balance sheet location	November 1, 2014	February 1, 2014	November 2, 2013
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.3)	$(2.1)	$(0.7)
Foreign currency contracts	Other liabilities	—	—	(0.2)
Commodity contracts	Other current liabilities	(3.6)	(0.8)	(0.6)
Commodity contracts	Other liabilities	—	—	—

		$(3.9)	$(2.9)	$(1.5)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—	—

Total derivative liabilities		$(3.9)	$(2.9)	$(1.5)

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivatives designated as cash flow hedges

The following table summarizes the pre-tax gains (losses) recorded in accumulated OCI for derivatives designated in cash flow hedging relationships:

(in millions)	November 1, 2014		February 1, 2014		November 2, 2013
Foreign currency contracts	$(1.3)		$(2.3)		$—
Commodity contracts	(6.8	)(1)	(18.8	)(1)	(26.0	)(1)

Total	$(8.1)		$(21.1)		$(26.0)

(1)	As of November 1, 2014, losses recorded in accumulated OCI include $3.6 million related to commodity contracts terminated prior to contract maturity in Fiscal 2014 (February 1, 2014 and November 2, 2013: $18.2 million and $25.9 million, respectively).

The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated statements of operations:

Foreign currency contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
(Losses) gains recorded in accumulated OCI, beginning of period		$(3.2)	$2.3	$(2.3)	$1.3
Current period gains (losses) recognized in OCI		1.6	(2.1)	0.4	(0.7)
Losses (gains) reclassified from accumulated OCI to net (loss) income	Cost of sales	0.3	(0.2)	0.6	(0.6)

(Losses) gains recorded in accumulated OCI, end of period		$(1.3)	$—	$(1.3)	$—

Commodity contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
(Losses) gains recorded in accumulated OCI, beginning of period		$(4.9)	$(28.6)	$(18.8)	$(0.5)
Current period (losses) gains recognized in OCI		(4.3)	0.3	(2.6)	(27.2)
Losses (gains) reclassified from accumulated OCI to net (loss) income	Cost of sales	2.4	2.3	14.6	1.7

(Losses) gains recorded in accumulated OCI, end of period		$(6.8)	$(26.0)	$(6.8)	$(26.0)

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships during the 13 and 39 weeks ended November 1, 2014 and November 2, 2013, respectively. Based on current valuations, the Company expects approximately $5.8 million of net pre-tax derivative losses to be reclassified out of accumulated OCI into earnings within the next 12 months, of which $3.6 million will be recognized in the remaining three months of Fiscal 2015.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivatives not designated as hedging instruments

The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statements of operations:

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$2.0	$(2.8)	$0.4	$—

Total		$2.0	$(2.8)	$0.4	$—

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

Level 1—quoted market prices in active markets for identical assets and liabilities

Level 2—observable market based inputs or unobservable inputs that are corroborated by market data

Level 3—unobservable inputs that are not corroborated by market data

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	November 1, 2014			February 1, 2014			November 2, 2013
(in millions)	Carrying Value	Quoted market prices for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted market prices for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted market prices for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$9.6	$9.6	$—	$—	$—	$—	$—	$—	$—
Corporate equity securities	3.3	3.3	—	—	—	—	—	—	—
Foreign currency contracts	0.8	—	0.8	0.2	—	0.2	1.3	—	1.3
Commodity contracts	—	—	—	0.8	—	0.8	1.2	—	1.2
US government agency securities	1.3	—	1.3	—	—	—	—	—	—
Corporate bonds and notes	9.3	—	9.3	—	—	—	—	—	—
Liabilities:
Foreign currency contracts	(0.3)	—	(0.3)	(2.1)	—	(2.1)	(0.9)	—	(0.9)
Commodity contracts	(3.6)	—	(3.6)	(0.8)	—	(0.8)	(0.6)	—	(0.6)

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments in US Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as a Level 1 measurement in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as a Level 2 measurement in the fair value hierarchy. See Note 14 for additional information related to the Company’s available-for-sale investments. The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, foreign currency forward rates or commodity forward rates, and therefore were classified as a Level 2 measurement in the fair value hierarchy.

The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts.

The fair value of long-term debt was determined using quoted market prices in inactive markets or discounted cash flows based upon current borrowing rates and therefore were classified as a Level 2 measurement in the fair value hierarchy. See Note 19 – Loans, overdrafts and long-term debt for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at were as follows:

	November 1, 2014		February 1, 2014		November 2, 2013
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Outstanding debt:
Senior notes (Level 2)	$398.4	$410.5	$—	$—	$—	$—
Securitization facility (Level 2)	600.0	600.0	—	—	—	—
Term loan (Level 2)	395.0	395.0
Capital lease obligations (Level 2)	1.5	1.5	—	—	—	—

Total outstanding debt	$1,394.9	$1,407.0	$—	$—	$—	$—

16. Pensions

Signet operates a defined benefit pension plan in the UK (the “UK Plan”) for participating eligible employees of the UK Jewelry division. The components of net periodic pension benefit were as follows:

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Components of net periodic pension benefit (cost):
Service cost	$(0.6)	$(0.6)	$(1.8)	$(1.8)
Interest cost	(2.4)	(2.3)	(7.4)	(6.9)
Expected return on UK Plan assets	3.7	3.2	11.2	9.6
Amortization of unrecognized prior service credits	0.4	0.4	1.3	1.1
Amortization of unrecognized actuarial loss	(0.5)	(0.6)	(1.5)	(1.7)

Net periodic pension benefit	$0.6	$0.1	$1.8	$0.3

In the 39 weeks ended November 1, 2014, Signet contributed $3.2 million to the UK Plan and expects to contribute a minimum aggregate of $4.2 million at current exchange rates to the UK Plan in Fiscal 2015. These contributions are in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Commitments and contingencies

Legal proceedings

As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“SJI”), a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. Discovery has been completed. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. The motion is now pending before the Arbitrator.

Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014 the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The appeal is pending.

SJI denies the allegations of both parties and has been defending these cases vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.

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

There is no assurance that the settlement will become final or that the Court will approve the settlement. The Company is investigating the underlying allegations of the Naomi Tapia v. Zale Corporation matter and intends to vigorously defend its position against them. Based on information available at this point, the Company does not anticipate a material impact, if any, to Signet’s consolidated financial position, results of operations or cash flows for this matter.

Litigation Challenging the Company’s Acquisition of Zale Corporation

Five putative stockholder class action lawsuits challenging the Company’s acquisition of Zale Corporation were filed in the Court of Chancery of the State of Delaware: Breyer v. Zale Corp. et al., C.A. No. 9388-VCP, filed February 24, 2014; Stein v. Zale Corp. et al., C.A. No. 9408-VCP, filed March 3, 2014; Singh v. Zale Corp. et al., C.A. No. 9409-VCP, filed March 3, 2014; Smart v. Zale Corp. et al., C.A. No. 9420-VCP, filed March 6, 2014; and Pill v. Zale Corp. et al., C.A. No. 9440-VCP, filed March 12, 2014 (collectively, the “Actions”). Each of these Actions was brought by a purported former holder of Zale Corporation common stock, both individually and on behalf of a putative class of former Zale Corporation stockholders.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Court of Chancery consolidated the Actions on March 25, 2014 (the “Consolidated Action”), and the plaintiffs filed a consolidated amended complaint on April 23, 2014, which named as defendants Zale Corporation, the members of the board of directors of Zale Corporation, the Company, and a merger-related subsidiary of the Company, and alleged that the Zale Corporation directors breached their fiduciary duties to Zale Corporation stockholders in connection with their consideration and approval of the merger agreement by failing to maximize stockholder value and agreeing to an inadequate merger price and to deal terms that deter higher bids. That complaint also alleged that the Zale Corporation directors issued a materially misleading and incomplete proxy statement regarding the merger and that Zale Corporation and the Company aided and abetted the Zale Corporation directors’ breaches of fiduciary duty. On May 23, 2014, the Court of Chancery denied plaintiffs’ motion for a preliminary injunction to prevent the consummation of the merger.

On September 30, 2014, the plaintiffs filed an amended complaint asserting substantially similar claims and allegations as the prior complaint. The amended complaint added Zale Corporation’s former financial advisor, Bank of America Merrill Lynch, as a defendant for allegedly aiding and abetting the Zale Corporation directors’ breaches of fiduciary duty. The amended complaint no longer names as defendants Zale Corporation or the Company’s merger-related subsidiary. The amended complaint seeks, among other things, rescission of the merger or damages, as well as attorneys’ and experts’ fees.

At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.

Appraisal Litigation

Following the consummation of the Company’s acquisition of Zale Corporation, on June 4, 2014, two former Zale Corporation stockholders, who, combined, allege ownership of approximately 3.904 million shares of Zale Corporation’s common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Court of Chancery of the State of Delaware, captioned Merion Capital L.P. et al. v. Zale Corp., C.A. No. 9731-VCP. On August 26, 2014, another former Zale Corporation stockholder, who alleges ownership of approximately 2.450 million shares of Zale Corporation’s common stock, filed a second petition for appraisal, captioned TIG Arbitrage Opportunity Fund I, L.P. v. Zale Corp., C.A. No. 10070-VCP. On September 24, 2014, several former Zale Corporation stockholders, who allege ownership of approximately 2.427 million shares of Zale Corporation’s common stock, filed a third petition for appraisal, captioned The Gabelli ABC Fund et al. v. Zale Corp., C.A. No. 10162-VCP. On October 8, 2014, the Court of Chancery consolidated the Merion Capital, TIG, and Gabelli actions for all purposes (the “Appraisal Action”). Petitioners in the Appraisal Action seek a judgment awarding them, among other things, the fair value of their Zale Corporation shares plus interest.

On June 30, 2014, Zale Corporation filed its answer to the petition in the Merion action and a verified list pursuant to 8 Del. C. § 262(f) naming, as of that filing, the persons that purported to demand appraisal of shares of Zale Corporation common stock. Zale Corporation filed answers and verified lists in response to the TIG and Gabelli actions on September 18 and October 20, 2014, respectively. Since the closing of the Company’s acquisition of Zale Corporation on May 29, 2014, Zale Corporation has received a number of dissent withdrawals from stockholders who had previously demanded appraisal. At this point, the total number of shares of Zale Corporation’s common stock for which appraisal has been demanded and not requested to be withdrawn is approximately 8.8 million, inclusive of the shares allegedly held by petitioners in the Appraisal Action. The parties in the Appraisal Action are currently engaged in discovery. The Court of Chancery has not yet set a trial date for the Appraisal Action.

At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.

In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business, which the Company believes are not significant to Signet’s consolidated financial position, results of operations or cash flows.

18. Share-based compensation expense

Signet recorded share-based compensation expense of $3.5 million and $10.7 million for the 13 and 39 weeks ended November 1, 2014, respectively, related to the Omnibus Plans and Saving Share Plans ($3.8 million and $10.3 million for the 13 and 39 weeks ended November 2, 2013, respectively).

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the third quarter of Fiscal 2015, the Company issued a grant of performance-based restricted stock units (“RSUs”) under the Omnibus Plan. This grant occurred as part of the Signet Integration Incentive Plan (“IIP”), a transaction-related special incentive program that was designed to facilitate the integration of the Zale acquisition and to reward the anticipated efforts of key management personnel on both sides of the transaction. The RSUs vest, subject to continued employment, based upon actual gross synergies realized during the one year performance period compared to targeted gross synergy metrics established in the underlying grant agreement.

19. Loans, overdrafts and long-term debt

(in millions)	November 1, 2014	February 1, 2014	November 2, 2013
Current liabilities – loans and overdrafts:
Revolving credit facility	$145.0	$—	$35.0
Current portion of term loan	22.5	—	—
Current portion of capital lease obligations	1.1	—	—
Bank overdrafts	53.2	19.3	11.0

Total loans and overdrafts	221.8	19.3	46.0
Long-term debt:
Senior notes, net of unamortized discount	398.4	—	—
Securitization facility	600.0	—	—
Term loan	372.5	—	—
Capital lease obligations	0.4	—	—

Total long-term debt	1,371.3	—	—

Total loans, overdrafts and long-term debt	$1,593.1	$19.3	$46.0

Credit facility

The Company has a $400 million senior unsecured multi-currency five-year revolving credit facility agreement (the “Credit Facility”) that was entered into in May 2011 and subsequently amended in May 2014 to extend the maturity date to 2019 and to add a new $400 million term loan facility. The $400 million five-year senior unsecured term loan with JPMorgan Chase Bank, N.A., acting as administrative agent, requires the Company to make scheduled quarterly payments commencing on November 1, 2014 equal to the amounts per annum of the original principal amount of the term loan as follows: 5% in the first year, 7.5% in the second year, 10% in the third year, 12.5% in the fourth year and 15% in the fifth year after the initial payment date, with the balance due on May 27, 2019. As of November 1, 2014, $395.0 million was drawn on the term loan.

Borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, either (a) a base rate or (b) a LIBOR rate. The Credit Facility provides that the Company may voluntarily repay outstanding loans at any time without premium or penalty other than reimbursement of the lender’s redeployment and breakage costs in certain cases. In addition, the Credit Facility contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. As with the Company’s prior credit facility, the Company is required to maintain at all times a leverage ratio of no greater than 2.50 to 1.00 and a fixed charge coverage ratio of no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter for the trailing twelve months.

Capitalized amendment fees of $0.9 million relating to the Credit Facility agreement signed in May 2011 were written-off in the 39 week period ended November 1, 2014 upon executing the amended credit agreement in May 2014. Capitalized fees relating to the amended Credit Facility of $6.7 million were incurred and paid as of November 1, 2014. Amortization expense relating to these fees of $0.3 million and $0.6 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended November 1, 2014.

At November 1, 2014 and November 2, 2013, there was $145.0 million and $35.0 million, respectively, outstanding under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility as of February 1, 2014. The Company had stand-by letters of credit on the revolving credit facility of $21.6 million, $10.1 million and $9.5 million as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On February 19, 2014, Signet entered into a definitive agreement to acquire Zale Corporation and concurrently received commitments for an $800 million 364-day unsecured bridge facility to finance the transaction. The bridge facility contained customary fees and incurred interest on any borrowings drawn on the facility. In May 2014, Signet executed its Zale acquisition financing as described below in Note 20, replacing the bridge facility commitments in addition to amending its Credit Facility as outlined above, issuing senior unsecured notes and securitizing credit card receivables. No amounts were drawn on the bridge facility commitments prior to replacement and fees of $4.0 million were incurred and capitalized. This agreement was subsequently replaced by the issuances of the long-term debt listed below, and therefore during the 39 weeks ended November 1, 2014, $4.0 million was recorded as interest expense in the condensed consolidated statement of operations.

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

Capitalized fees relating to the senior unsecured notes of $7.0 million were incurred and paid as of November 1, 2014. Amortization expense relating to these fees of $0.2 million and $0.3 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended November 1, 2014.

Asset-backed securitization facility

On May 15, 2014, the Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”), a wholly-owned Delaware statutory trust and a wholly-owned indirect subsidiary of the Company and issued two-year revolving asset-backed variable funding notes to an unrelated third party conduit pursuant to a master indenture dated as of November 2, 2001, as supplemented by the Series 2014-A indenture supplement dated as of May 15, 2014 among the Issuer, SJI and Deutsche Bank Trust Company Americas, the indenture trustee. Under terms of the notes, the Issuer has obtained $600 million of financing from the unrelated third party commercial paper conduits sponsored by JPMorgan Chase Bank, N.A., which indebtedness is secured by credit card receivables originated from time to time by SJI. The credit card receivables will ultimately be transferred to the Issuer and are serviced by SJI. Signet guarantees the performance by SJI of its obligations under the agreements associated with this financing arrangement. Borrowings under the asset-backed variable funding notes bear interest at a rate per annum equal to LIBOR plus an applicable margin. Payments received from customers for balances outstanding on securitized credit card receivables are utilized to repay amounts outstanding under the facility each period, while proceeds from the facility are received for incremental credit card receivables originated when the receivables are pledged to the Issuer. Such payments received from customers and proceeds from the facility are reflected on a gross basis in the condensed consolidated statements of cash flows.

Capitalized fees relating to the asset-backed securitization facility of $2.8 million were incurred and paid as of November 1, 2014. Amortization expense relating to these fees of $0.4 million and $0.6 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended November 1, 2014.

Other

As of November 1, 2014, February 1, 2014 and November 2, 2013, the Company was in compliance with all debt covenants.

As of November 1, 2014, February 1, 2014 and November 2, 2013, there were $53.2 million, $19.3 million and $11.0 million in overdrafts, which represent issued and outstanding checks where no bank balances exist with the right of offset.

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Capital Lease Obligations

In the Zale division, capital leases are entered into related to vehicles used by field management. Capital leases, net of accumulated depreciation, included in property, plant and equipment as of November 1, 2014 totaled $1.4 million. The Acquisition occurred on May 29, 2014, and therefore amounts are not included as of February 1, 2014 or November 2, 2013.

20. Acquisitions

Botswana diamond polishing factory

On November 4, 2013, Signet acquired a diamond polishing factory in Gaborone, Botswana for $9.1 million. The acquisition expands the Company’s long-term diamond sourcing capabilities and provides resources for the Company to cut and polish stones.

The transaction was accounted for as a business combination during the fourth quarter of Fiscal 2014. During the second quarter of Fiscal 2015, the Company finalized the valuation of net assets acquired. There were no material changes to the valuation of net assets acquired from the initial allocation reported during the fourth quarter of Fiscal 2014. The total consideration paid by the Company was funded through existing cash and allocated to the net assets acquired based on the final fair values as follows: property, plant and equipment acquired of $5.5 million and goodwill of $3.6 million. See Note 10 for additional information related to goodwill. None of the goodwill will be deductible for income tax purposes.

The results of operations related to the acquired diamond polishing factory are reported within the Other reportable segment of Signet’s consolidated results and included in Signet’s condensed consolidated financial statements commencing on the date of acquisition in the Other reportable segment.

Zale Corporation

On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation and Zale Corporation became a wholly-owned consolidated subsidiary of Signet. The Acquisition aligns with the Company’s strategy to diversify businesses and expand its footprint.

Under the terms of the Agreement and Plan of Merger, Zale Corporation shareholders received $21 per share in cash for each outstanding share of common stock and the vesting, upon consummation of the Acquisition, of certain outstanding Zale Corporation restricted stock units and stock options, which converted into the right to receive the merger consideration. The consideration transferred in conjunction with the Acquisition was $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. See Note 17 for additional information regarding litigation related to the acquisition of Zale Corporation. The Acquisition was funded by the Company through existing cash and the issuance of $1,400 million of long-term debt, including: (a) $400 million of senior unsecured notes due in 2024, (b) $600 million of two-year revolving asset-backed variable funding notes, and (c) a $400 million five-year senior unsecured term loan facility. See Note 19 for additional information related to the Company’s long-term debt instruments.

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

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed are recorded at acquisition date fair values. The following table summarizes the preliminary fair values identified for the assets acquired and liabilities assumed in the Acquisition as of May 29, 2014:

(in millions)	Initial fair values	Revised fair values	Variance
Cash and cash equivalents	$28.8	$28.8	$—
Inventories	855.6	862.4	6.8
Other current assets	22.5	22.7	0.2
Property, plant and equipment	104.2	99.6	(4.6)
Intangible assets:
Trade names	420.0	420.0	—
Favorable leases	50.2	50.2	—
Deferred tax assets	126.3	129.8	3.5
Other assets	25.4	25.4	—
Current liabilities(1)	(202.8)	(203.4)	(0.6)
Deferred revenue	(93.0)	(93.3)	(0.3)
Unfavorable leases	(50.5)	(50.5)	—
Unfavorable contracts	(65.6)	(65.6)	—
Deferred tax liabilities	(263.6)	(241.0)	22.6
Other liabilities	(24.6)	(24.6)	—

Fair value of net assets acquired	932.9	960.5	27.6
Goodwill	525.1	497.5	(27.6)

Total consideration transferred	$1,458.0	$1,458.0	$—

(1)	Includes loans and overdrafts, accounts payable, income taxes payable, accrued expenses and other current liabilities.

During the third quarter of Fiscal 2015, the Company made certain adjustments to the identifiable assets acquired and liabilities assumed to more accurately reflect the fair value. The fair value of the net deferred tax liabilities acquired decreased by $26.1 million in conjunction with the finalization of the acquired entity’s tax return. The net impact of all adjustments identified during the third quarter of Fiscal 2015 to the preliminary fair value of net assets acquired was a $27.6 million increase in net assets with a corresponding decrease in goodwill. There was no material impact on previously reported financial information as a result of these adjustments. As of November 1, 2014, the fair value of assets acquired and liabilities assumed is based upon a preliminary valuation. The estimates and assumptions utilized in the preliminary valuation are subject to change within the measurement period as additional information is obtained. The Company is in the process of finalizing the valuation of net assets acquired in the Acquisition, most notably, the valuation of inventory, intangible assets, leases and income taxes. The valuation is expected to be finalized within the measurement period, which will not exceed one year from the acquisition date.

The excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed was recognized as goodwill. As a result of the valuation of assets acquired and liabilities assumed being preliminary as of November 1, 2014, the Company has not allocated goodwill attributable to the Acquisition to its reporting units. See Note 10 for additional information regarding goodwill. The goodwill attributable to the Acquisition will not be deductible for tax purposes. Since the date of acquisition, the operating results for the acquired business were as follows:

(in millions)	13 weeks ended November 1, 2014	39 weeks ended November 1, 2014
Sales	$331.4	$578.9
Operating loss	(34.5)	(44.3)
Net loss	(22.6)	(29.6)

SIGNET JEWELERS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following unaudited consolidated pro forma information summarizes the results of operations for the 13 and 39 weeks ended November 1, 2014 and November 2, 2013, as if the Acquisition and related issuance of $1,400 million of long-term debt (see Note 19) had occurred as of February 2, 2013. The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

	Pro forma - unaudited
	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Pro forma sales	$1,183.8	$1,124.1	$4,043.8	$3,832.8
Pro forma net income	$15.0	$3.8	$213.6	$149.5
Pro forma earnings per share – basic	$0.19	$0.05	$2.67	$1.86
Pro forma earnings per share – diluted	$0.19	$0.05	$2.66	$1.85

The unaudited pro forma information gives effect to actual operating results prior to the Acquisition and has been adjusted with respect to certain aspects of the Acquisition to reflect the following:

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

•

Exclusion of acquisition-related costs of $9.4 million and $48.6, which were included in the Company’s results of operations for the 13 and 39 weeks ended November 1, 2014, respectively. Also excluded were costs associated with the unsecured bridge facility discussed in Note 19 of $4.0 million, which were expensed during the 39 weeks ended November 1, 2014. All amounts were reported within the Other segment.

The unaudited pro forma results do not reflect future events that either have occurred or may occur after the Acquisition, including, but not limited to, the anticipated realization of expected operating synergies in subsequent periods. They also do not give effect to acquisition-related costs that the Company expects to incur in connection with the Acquisition, including, but not limited to, additional professional fees, employee integration, retention and severance costs.

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

Condensed Consolidated Statement of Operations

For the 13 week period ended November 1, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,161.1	$16.8	$—	$1,177.9
Cost of sales	—	—	(828.9)	(3.1)	—	(832.0)

Gross margin	—	—	332.2	13.7	—	345.9
Selling, general and administrative expenses	(0.8)	—	(380.7)	(7.2)	—	(388.7)
Other operating income, net	—	—	56.9	(3.4)	—	53.5

Operating (loss) income	(0.8)	—	8.4	3.1	—	10.7
Intercompany interest income (expense)	—	4.7	(43.3)	38.6	—	—
Interest expense, net	—	(5.0)	(5.2)	(2.4)	—	(12.6)

(Loss) income before income taxes	(0.8)	(0.3)	(40.1)	39.3	—	(1.9)
Income taxes	—	0.1	13.0	(12.5)	—	0.6
Equity in income of subsidiaries	(0.5)	—	(50.2)	(22.4)	73.1	—

Net (loss) income	$(1.3)	$(0.2)	$(77.3)	$4.4	$73.1	$(1.3)

Condensed Consolidated Statement of Operations

For the 39 week period ended November 1, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$3,412.3	$47.6	$—	$3,459.9
Cost of sales	—	—	(2,287.9)	(9.9)	—	(2,297.8)

Gross margin	—	—	1,124.4	37.7	—	1,162.1
Selling, general and administrative expenses	(1.6)	—	(1,056.4)	(20.4)	—	(1,078.4)
Other operating income, net	—	—	162.9	(1.7)	—	161.2

Operating (loss) income	(1.6)	—	230.9	15.6	—	244.9
Intercompany interest income (expense)	—	8.5	(85.1)	76.6	—	—
Interest expense, net	—	(8.9)	(14.8)	(4.4)	—	(28.1)

(Loss) income before income taxes	(1.6)	(0.4)	131.0	87.8	—	216.8
Income taxes	—	0.1	(56.2)	(7.4)	—	(63.5)
Equity in income of subsidiaries	154.9	—	72.9	84.2	(312.0)	—

Net income (loss)	$153.3	$(0.3)	$147.7	$164.6	$(312.0)	$153.3

Condensed Consolidated Statement of Operations

For the 13 week period ended November 2, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$761.0	$10.4	$—	$771.4
Cost of sales	—	—	(531.1)	(1.1)	—	(532.2)

Gross margin	—	—	229.9	9.3	—	239.2
Selling, general and administrative expenses	(0.7)	—	(233.5)	0.8	—	(233.4)
Other operating income, net	0.1	—	43.2	2.5	—	45.8

Operating (loss) income	(0.6)	—	39.6	12.6	—	51.6
Intercompany interest (expense) income	—	—	(8.4)	8.4	—	—
Interest expense, net	—	—	(0.9)	—	—	(0.9)

(Loss) income before income taxes	(0.6)	—	30.3	21.0	—	50.7
Income taxes	—	—	(12.5)	(4.6)	—	(17.1)
Equity in income of subsidiaries	34.2	—	29.7	20.7	(84.6)	—

Net income	$33.6	$—	$47.5	$37.1	$(84.6)	$33.6

Condensed Consolidated Statement of Operations

For the 39 week period ended November 2, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$2,613.0	$32.2	$—	$2,645.2
Cost of sales	—	—	(1,710.6)	(2.9)	—	(1,713.5)

Gross margin	—	—	902.4	29.3	—	931.7
Selling, general and administrative expenses	(1.8)	—	(769.7)	0.6	—	(770.9)
Other operating income, net	0.1	—	138.2	0.8	—	139.1

Operating (loss) income	(1.7)	—	270.9	30.7	—	299.9
Intercompany interest (expense) income	—	—	(25.5)	25.5	—	—
Interest expense, net	—	—	(2.8)	—	—	(2.8)

(Loss) income before income taxes	(1.7)	—	242.6	56.2	—	297.1
Income taxes	—	—	(94.4)	(9.9)	—	(104.3)
Equity in income of subsidiaries	194.5	—	173.3	150.7	(518.5)	—

Net income	$192.8	$—	$321.5	$197.0	$(518.5)	$192.8

Condensed Consolidated Statement of Comprehensive Income

For the 13 week period ended November 1, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(1.3)	$(0.2)	$(77.3)	$4.4	$73.1	$(1.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21.4)	—	(23.1)	2.8	20.3	(21.4)
Available-for-sale securities:
Unrealized loss	—	—	—	—	—	—
Cash flow hedges:
Unrealized loss	(1.5)	—	(1.5)	—	1.5	(1.5)
Reclassification adjustment for losses to net (loss) income	1.9	—	1.9	—	(1.9)	1.9
Pension plan:
Actuarial gain	—	—	—	—	—	—
Reclassification adjustment to net (loss) income for amortization of actuarial loss	0.4	—	0.4	—	(0.4)	0.4
Prior service benefit	—	—	—	—	—	—
Reclassification adjustment to net (loss) income for amortization of prior service credits	(0.3)	—	(0.3)	—	0.3	(0.3)

Total other comprehensive (loss) income	(20.9)	—	(22.6)	2.8	19.8	(20.9)

Total comprehensive (loss) income	$(22.2)	$(0.2)	$(99.9)	$7.2	$92.9	$(22.2)

Condensed Consolidated Statement of Comprehensive Income

For the 39 week period ended November 1, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$153.3	$(0.3)	$147.7	$164.6	$(312.0)	$153.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(14.1)	—	(14.8)	1.4	13.4	(14.1)
Available-for-sale securities:
Unrealized loss	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized loss	(1.3)	—	(1.3)	—	1.3	(1.3)
Reclassification adjustment for losses to net income	10.0	—	10.0	—	(10.0)	10.0
Pension plan:
Actuarial gain	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of actuarial loss	1.2	—	1.2	—	(1.2)	1.2
Prior service benefit	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of prior service credits	(1.0)	—	(1.0)	—	1.0	(1.0)

Total other comprehensive (loss) income	(5.4)	—	(5.9)	1.2	4.7	(5.4)

Total comprehensive income (loss)	$147.9	$(0.3)	$141.8	$165.8	$(307.3)	$147.9

Condensed Consolidated Statement of Comprehensive Income

For the 13 week period ended November 2, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$33.6	$—	$47.5	$37.1	$(84.6)	$33.6
Other comprehensive income (loss):
Foreign currency translation adjustments	10.5	—	12.0	(2.4)	(9.6)	10.5
Cash flow hedges:
Unrealized loss	(1.5)	—	(1.5)	—	1.5	(1.5)
Reclassification adjustment for losses to net income	1.3	—	1.3	—	(1.3)	1.3
Pension plan:
Actuarial gain	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of actuarial loss	0.4	—	0.4	—	(0.4)	0.4
Prior service benefit	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of prior service credits	(0.2)	—	(0.2)	—	0.2	(0.2)

Total other comprehensive income (loss)	10.5	—	12.0	(2.4)	(9.6)	10.5

Total comprehensive income	$44.1	$—	$59.5	$34.7	$(94.2)	$44.1

Condensed Consolidated Statement of Comprehensive Income

For the 39 week period ended November 2, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$192.8	$—	$321.5	$197.0	$(518.5)	$192.8
Other comprehensive income (loss):
Foreign currency translation adjustments	3.5	—	4.0	(0.8)	(3.2)	3.5
Cash flow hedges:
Unrealized loss	(18.3)	—	(18.3)	—	18.3	(18.3)
Reclassification adjustment for losses to net income	0.6	—	0.6	—	(0.6)	0.6
Pension plan:
Actuarial gain	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of actuarial loss	1.3	—	1.3	—	(1.3)	1.3
Prior service benefit	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of prior service credits	(0.8)	—	(0.8)	—	0.8	(0.8)

Total other comprehensive loss	(13.7)	—	(13.2)	(0.8)	14.0	(13.7)

Total comprehensive income	$179.1	$—	$308.3	$196.2	$(504.5)	$179.1

Condensed Consolidated Balance Sheet

November 1, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.9	$—	$74.1	$10.6	$—	$87.6
Accounts receivable, net	—	—	1,281.9	10.2	—	1,292.1
Intercompany receivables, net	129.9	—	—	29.4	(159.3)	—
Other receivables	—	—	55.0	1.7	—	56.7
Other current assets	0.1	0.7	127.1	5.8	—	133.7
Deferred tax assets	—	—	1.4	0.2	—	1.6
Income taxes	—	—	21.0	0.6	—	21.6
Inventories	—	—	2,619.1	55.5	—	2,674.6

Total current assets	132.9	0.7	4,179.6	114.0	(159.3)	4,267.9

Non-current assets:
Property, plant and equipment, net	—	—	652.8	6.0	—	658.8
Goodwill	—	—	520.7	3.6	—	524.3
Intangible assets, net	—	—	461.3	—	—	461.3
Investment in subsidiaries	2,524.2	—	484.0	451.3	(3,459.5)	—
Intercompany receivables, net	—	408.5	—	3,325.0	(3,733.5)	—
Other assets	—	6.0	100.0	27.5	—	133.5
Deferred tax assets	—	—	72.7	0.1	—	72.8
Retirement benefit asset	—	—	59.9	—	—	59.9

Total assets	$2,657.1	$415.2	$6,531.0	$3,927.5	$(7,352.3)	$6,178.5

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$221.8	$—	$—	$221.8
Accounts payable	—	—	396.0	0.2	—	396.2
Intercompany payables, net	—	—	159.3	—	(159.3)	—
Accrued expenses and other current liabilities	14.8	8.4	389.5	10.0	—	422.7
Deferred revenue	—	—	221.6	—	—	221.6
Deferred tax liabilities	—	—	151.2	—	—	151.2
Income taxes	—	(0.1)	(3.8)	7.5	—	3.6

Total current liabilities	14.8	8.3	1,535.6	17.7	(159.3)	1,417.1

Non-current liabilities:
Long-term debt	—	398.4	372.9	600.0	—	1,371.3
Intercompany payables, net	—	—	3,733.5	—	(3,733.5)	—
Other liabilities	—	—	219.1	8.1	—	227.2
Deferred revenue	—	—	518.8	—	—	518.8
Deferred tax liabilities	—	—	1.8	—	—	1.8

Total liabilities	14.8	406.7	6,381.7	625.8	(3,892.8)	3,536.2

Total shareholders’ equity	2,642.3	8.5	149.3	3,301.7	(3,459.5)	2,642.3

Total liabilities and shareholders’ equity	$2,657.1	$415.2	$6,531.0	$3,927.5	$(7,352.3)	$6,178.5

Condensed Consolidated Balance Sheet

February 1, 2014

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.4	$—	$237.0	$9.2	$—	$247.6
Accounts receivable, net	—	—	1,361.3	12.7	—	1,374.0
Intercompany receivables, net	47.7	—	—	238.0	(285.7)	—
Other receivables	—	—	51.1	0.4	—	51.5
Other current assets	—	—	86.5	0.5	—	87.0
Deferred tax assets	—	—	2.8	0.2	—	3.0
Income taxes	—	—	6.0	0.5	—	6.5
Inventories	—	—	1,434.5	53.5	—	1,488.0

Total current assets	49.1	—	3,179.2	315.0	(285.7)	3,257.6

Non-current assets:
Property, plant and equipment, net	—	—	481.5	6.1	—	487.6
Investment in subsidiaries	2,526.3	—	1,452.8	1,143.2	(5,122.3)	—
Intercompany receivables, net	—	—	—	1,098.0	(1,098.0)	—
Other assets	—	—	110.4	3.6	—	114.0
Deferred tax assets	—	—	113.6	0.1	—	113.7
Retirement benefit asset	—	—	56.3	—	—	56.3

Total assets	$2,575.4	$—	$5,393.8	$2,566.0	$(6,506.0)	$4,029.2

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$19.3	$—	$—	$19.3
Accounts payable	—	—	160.5	2.4	—	162.9
Intercompany payables, net	—	—	285.7	—	(285.7)	—
Accrued expenses and other current liabilities	12.3	—	313.1	3.1	—	328.5
Deferred revenue	—	—	173.0	—	—	173.0
Deferred tax liabilities	—	—	113.1	—	—	113.1
Income taxes	—	—	101.3	2.6	—	103.9

Total current liabilities	12.3	—	1,166.0	8.1	(285.7)	900.7

Non-current liabilities:
Long-term debt	—	—	—	—	—	—
Intercompany payables, net	—	—	1,098.0	—	(1,098.0)	—
Other liabilities	—	—	118.5	3.2	—	121.7
Deferred revenue	—	—	443.7	—	—	443.7

Total liabilities	12.3	—	2,826.2	11.3	(1,383.7)	1,466.1

Total shareholders’ equity	2,563.1	—	2,567.6	2,554.7	(5,122.3)	2,563.1

Total liabilities and shareholders’ equity	$2,575.4	$—	$5,393.8	$2,566.0	$(6,506.0)	$4,029.2

Condensed Consolidated Balance Sheet

November 2, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.2	$—	$65.9	$18.7	$—	$87.8
Accounts receivable, net	—	—	1,114.8	8.7	—	1,123.5
Intercompany receivables, net	11.7	—	—	455.9	(467.6)	—
Other receivables	—	—	50.9	0.3	—	51.2
Other current assets	0.1	—	86.9	(0.1)	—	86.9
Deferred tax assets	—	—	2.4	0.3	—	2.7
Income taxes	—	—	16.7	—	—	16.7
Inventories	—	—	1,590.4	54.5	—	1,644.9

Total current assets	15.0	—	2,928.0	538.3	(467.6)	3,013.7

Non-current assets:
Property, plant and equipment, net	—	—	470.3	0.8	—	471.1
Investment in subsidiaries	2,383.4	—	1,498.0	1,201.9	(5,083.3)	—
Intercompany receivables, net	—	—	—	863.0	(863.0)	—
Other assets	—	—	106.7	—	—	106.7
Deferred tax assets	—	—	119.9	—	—	119.9
Retirement benefit asset	—	—	54.0	—	—	54.0

Total assets	$2,398.4	$—	$5,176.9	$2,604.0	$(6,413.9)	$3,765.4

Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$46.0	$—	$—	$46.0
Accounts payable	—	—	242.7	2.2	—	244.9
Intercompany payables, net	—	—	467.6	—	(467.6)	—
Accrued expenses and other current liabilities	12.2	—	237.8	2.5	—	252.5
Deferred revenue	—	—	156.3	—	—	156.3
Deferred tax liabilities	—	—	136.2	—	—	136.2
Income taxes	—	—	3.2	3.6	—	6.8

Total current liabilities	12.2	—	1,289.8	8.3	(467.6)	842.7

Non-current liabilities:
Intercompany payables, net	—	—	863.0	—	(863.0)	—
Deferred tax liabilities	—	—	1.0	—	—	1.0
Other liabilities	—	—	116.1	3.2	—	119.3
Deferred revenue	—	—	416.2	—	—	416.2

Total liabilities	12.2	—	2,686.1	11.5	(1,330.6)	1,379.2

Total shareholders’ equity	2,386.2	—	2,490.8	2,592.5	(5,083.3)	2,386.2

Total liabilities and shareholders’ equity	$2,398.4	$—	$5,176.9	$2,604.0	$(6,413.9)	$3,765.4

Condensed Consolidated Statement of Cash Flows

For the 13 week period ended November 1, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Other cash provided by (used in) operating activities	$99.3	$4.5	$(253.1)	$41.2	$(100.0)	$(208.1)

Net cash provided by (used in) operating activities	99.3	4.5	(253.1)	41.2	(100.0)	(208.1)

Investing activities
Purchase of property, plant and equipment	—	—	(75.1)	—	—	(75.1)
Investment in subsidiaries	—	—	(1.4)	—	1.4	—
Purchase of available-for-sale securities	—	—	—	(3.0)	—	(3.0)
Proceeds from available-for-sale securities	—	—	—	1.5	—	1.5
Acquisition of Zale Corporation, net of cash acquired	—	—	—	—	—	—

Net cash used in investing activities	—	—	(76.5)	(1.5)	1.4	(76.6)

Financing activities
Dividends paid	(14.4)	—	—	—	—	(14.4)
Intercompany dividends	—	—	(100.0)	—	100.0	—
Proceeds from issuance of common shares	2.2	1.4	—	—	(1.4)	2.2
Excess tax benefit from exercise of share awards	—	—	—	—	—	—
Proceeds from long-term debt	—	—	—	493.4	—	493.4
Repayments of long-term debt	—	—	(5.0)	(493.4)	—	(498.4)
Payment of debt issuance costs	—	(1.3)	(0.3)	(0.5)	—	(2.1)
Repurchase of common shares	(7.4)	—	—	—	—	(7.4)
Net settlement of equity based awards	(3.0)	—	—	—	—	(3.0)
Capital lease payments	—	—	(0.3)	—	—	(0.3)
Proceeds from short-term borrowings	—	—	188.0	—	—	188.0
Intercompany activity, net	(75.2)	(4.6)	135.0	(55.2)	—	—

Net cash (used in) provided by financing activities	(97.8)	(4.5)	217.4	(55.7)	98.6	158.0

Cash and cash equivalents at beginning of period	1.4	—	191.1	22.5	—	215.0
Increase (decrease) in cash and cash equivalents	1.5	—	(112.2)	(16.0)	—	(126.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.8)	4.1	—	(0.7)

Cash and cash equivalents at end of period	$2.9	$—	$74.1	$10.6	$—	$87.6

Condensed Consolidated Statement of Cash Flows

For the 39 week period ended November 1, 2014

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Other cash provided by (used in) operating activities	$148.4	$8.3	$(113.8)	$82.9	$(150.0)	$(24.2)

Net cash provided by (used in) operating activities	148.4	8.3	(113.8)	82.9	(150.0)	(24.2)

Investing activities
Purchase of property, plant and equipment	—	—	(164.7)	(0.4)	—	(165.1)
Investment in subsidiaries	—	—	(8.8)	—	8.8	—
Purchase of available-for-sale securities	—	—	—	(4.2)	—	(4.2)
Proceeds from available-for-sale securities	—	—	—	2.5	—	2.5
Acquisition of Zale Corporation, net of cash acquired	—	—	(1,431.1)	1.9	—	(1,429.2)

Net cash (used in) provided by investing activities	—	—	(1,604.6)	(0.2)	8.8	(1,596.0)

Financing activities
Dividends paid	(40.8)	—	—	—	—	(40.8)
Intercompany dividends	—	—	(949.1)	(0.9)	950.0	—
Proceeds from issuance of common shares	4.2	8.8	—	800.0	(808.8)	4.2
Excess tax benefit from exercise of share awards	—	—	7.7	—	—	7.7
Proceeds from long-term debt	—	398.4	400.0	1,424.0	—	2,222.4
Repayments of long-term debt	—	—	(5.0)	(824.0)	—	(829.0)
Payment of debt issuance costs	—	(7.0)	(10.7)	(2.8)	—	(20.5)
Repurchase of common shares	(29.8)	—	—	—	—	(29.8)
Net settlement of equity based awards	(18.1)	—	—	—	—	(18.1)
Capital lease payments	—	—	(0.5)	—	—	(0.5)
Proceeds from short-term borrowings	—	—	165.8	—	—	165.8
Intercompany activity, net	(62.4)	(408.5)	1,950.5	(1,479.6)	—	—

Net cash (used in) provided by financing activities	(146.9)	(8.3)	1,558.7	(83.3)	141.2	1,461.4

Cash and cash equivalents at beginning of period	1.4	—	237.0	9.2	—	247.6
Increase (decrease) in cash and cash equivalents	1.5	—	(159.7)	(0.6)	—	(158.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.2)	2.0	—	(1.2)

Cash and cash equivalents at end of period	$2.9	$—	$74.1	$10.6	$—	$87.6

Condensed Consolidated Statement of Cash Flows

For the 13 week period ended November 2, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Other cash (used in) provided by operating activities	$(0.5)	$—	$(93.9)	$14.0	$—	$(80.4)

Net cash (used in) provided by operating activities	(0.5)	—	(93.9)	14.0	—	(80.4)

Investing activities
Purchase of property, plant and equipment	—	—	(53.3)	—	—	(53.3)
Investment in subsidiaries	—	—	—	—	—	—
Acquisition of Ultra Stores, Inc.	—	—	—	—	—	—

Net cash used in investing activities	—	—	(53.3)	—	—	(53.3)

Financing activities
Dividends paid	(12.1)	—	—	—	—	(12.1)
Intercompany dividends	—	—	7.5	(7.5)	—	—
Proceeds from issuance of common shares	2.8	—	—	—	—	2.8
Excess tax benefit from exercise of share awards	—	—	—	—	—	—
Repurchase of common shares	(25.0)	—	—	—	—	(25.0)
Net settlement of equity based awards	(0.1)	—	—	—	—	(0.1)
Proceeds from short-term borrowings	—	—	44.3	—	—	44.3
Intercompany activity, net	37.2	—	(43.5)	6.3	—	—

Net cash provided by (used in) financing activities	2.8	—	8.3	(1.2)	—	9.9

Cash and cash equivalents at beginning of period	0.9	—	203.1	8.9	—	212.9
Increase (decrease) in cash and cash equivalents	2.3	—	(138.9)	12.8	—	(123.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.7	(3.0)	—	(1.3)

Cash and cash equivalents at end of period	$3.2	$—	$65.9	$18.7	$—	$87.8

Condensed Consolidated Statement of Cash Flows

For the 39 week period ended November 2, 2013

(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Other cash provided by (used in) operating activities	$88.4	$—	$(48.7)	$28.4	$(90.0)	$(21.9)

Net cash provided by (used in) operating activities	88.4	—	(48.7)	28.4	(90.0)	(21.9)

Investing activities
Purchase of property, plant and equipment	—	—	(106.7)	(0.2)	—	(106.9)
Investment in subsidiaries	(0.3)	—	—	—	0.3	—
Acquisition of Ultra Stores, Inc.	—	—	1.4	—	—	1.4

Net cash used in investing activities	(0.3)	—	(105.3)	(0.2)	0.3	(105.5)

Financing activities
Dividends paid	(34.0)	—	—	—	—	(34.0)
Intercompany dividends	—	—	(69.5)	(20.5)	90.0	—
Proceeds from issuance of common shares	8.0	—	0.3	—	(0.3)	8.0
Excess tax benefit from exercise of share awards	—	—	4.5	—	—	4.5
Repurchase of common shares	(100.1)	—	—	—	—	(100.1)
Net settlement of equity based awards	(9.1)	—	—	—	—	(9.1)
Proceeds from short-term borrowings	—	—	46.0	—	—	46.0
Intercompany activity, net	36.9	—	(32.6)	(4.3)	—	—

Net cash used in financing activities	(98.3)	—	(51.3)	(24.8)	89.7	(84.7)

Cash and cash equivalents at beginning of period	13.4	—	271.3	16.3	—	301.0
(Decrease) increase in cash and cash equivalents	(10.2)	—	(205.3)	3.4	—	(212.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	(1.0)	—	(1.1)

Cash and cash equivalents at end of period	$3.2	$—	$65.9	$18.7	$—	$87.8

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

OVERVIEW

Signet is the largest specialty retail jeweler by sales in the US, Canada and UK. Signet manages its business as four reportable segments, the Sterling Jewelers division, the UK Jewelry division and the Zale division, which consists of the Zale Jewelry and the Piercing Pagoda segments. In addition, the Other reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

The Sterling Jewelers division operated 1,506 stores in all 50 states at November 1, 2014. Its stores trade nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores trade nationwide as Jared The Galleria Of Jewelry (“Jared”).

The Zale division operated 990 fine jewelry (“Zale Jewelry”) stores and 609 kiosks (“Piercing Pagoda”) at November 1, 2014, located primarily in shopping malls throughout the US, Canada and Puerto Rico. Zale Jewelry includes national brands Zales Jewelers, Zales Outlet and Peoples Jewellers, along with regional brands Gordon’s Jewelers and Mappins Jewellers. Piercing Pagoda operates through mall-based kiosks.

The UK Jewelry division operated 497 stores at November 1, 2014, including 14 stores in the Republic of Ireland and three in the Channel Islands. Its stores trade in major regional shopping malls and prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) as “H.Samuel,” “Ernest Jones,” and “Leslie Davis.”

In addition, on November 4, 2013, Signet acquired a diamond polishing factory in Gaborone, Botswana. This acquisition expanded Signet’s long-term diamond sourcing capabilities and provides resources for Signet to cut and polish stones.

Transactions Affecting Comparability of Results of Operations and Liquidity and Capital Resources

The comparability of the Company’s operating results for the 13 and 39 week periods ended November 1, 2014 and November 2, 2013 presented herein has been affected by certain transactions, including:

•	The Zale Acquisition that closed on May 29, 2014, as described in Note 20 to the accompanying unaudited condensed consolidated financial statements;

•	Certain transaction-related costs;

•	Zale Acquisition financing as described in Notes 19 and 20 to the accompanying unaudited condensed consolidated financial statements;

•	Certain non-recurring purchase accounting adjustments.

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

	13 weeks ended		Change %	Impact of exchange rate movement	13 weeks ended November 2, 2013 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non- GAAP) %
(in millions, except per share amounts)	November 1, 2014	November 2, 2013
Sales by division:
Sterling Jewelers division	$692.8	$631.3	9.7	$—	$631.3	9.7
UK Jewelry division	151.0	139.3	8.4	4.9	144.2	4.7
Zale division	331.4	—	—	—	—	—
Other	2.7	0.8	237.5	—	0.8	237.5

Total sales	1,177.9	771.4	52.7	4.9	776.3	51.7
Cost of sales	(832.0)	(532.2)	(56.3)	(3.6)	(535.8)	(55.3)

Gross margin	345.9	239.2	44.6	1.3	240.5	43.8
Selling, general and administrative expenses	(388.7)	(233.4)	(66.5)	(1.5)	(234.9)	(65.5)
Other operating income, net	53.5	45.8	16.8	(0.1)	45.7	17.1

Operating income (loss):
Sterling Jewelers division	68.1	60.6	12.4	—	60.6	12.4
UK Jewelry division	(2.7)	(4.4)	38.6	(0.2)	(4.6)	41.3
Zale division(1)	(34.5)	—	—	—	—	—
Other(2)	(20.2)	(4.6)	(339.1)	(0.1)	(4.7)	(329.8)

Total operating income	10.7	51.6	(79.3)	(0.3)	51.3	(79.1)
Interest expense, net	(12.6)	(0.9)	nm	0.1	(0.8)	nm

(Loss) income before income taxes	(1.9)	50.7	(103.7)	(0.2)	50.5	(103.8)
Income taxes	0.6	(17.1)	103.5	0.1	(17.0)	103.5

Net (loss) income	$(1.3)	$33.6	(103.9)	$(0.1)	$33.5	(103.9)

(Loss) earnings per share – basic	$(0.02)	$0.42	(104.8)	$—	$0.42	(104.8)
(Loss) earnings per share – diluted	$(0.02)	$0.42	(104.8)	$—	$0.42	(104.8)

(1)	Zale division includes net operating loss impact of $13.6 for purchase accounting adjustments.
(2)	Other includes $11.4 million of transaction-related and integration expense as well as severance-related costs. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses.
nm	Not meaningful.

	39 weeks ended		Change %	Impact of exchange rate movement	39 weeks ended November 2, 2013 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non- GAAP) %
(in millions, except per share amounts)	November 1, 2014(1)	November 2, 2013
Sales by division:
Sterling Jewelers division	$2,406.7	$2,229.6	7.9	$—	$2,229.6	7.9
UK Jewelry division	465.6	413.4	12.6	32.0	445.4	4.5
Zale division	578.9	—	—	—	—	—
Other	8.7	2.2	295.5	—	2.2	295.5

Total sales	3,459.9	2,645.2	30.8	32.0	2,677.2	29.2
Cost of sales	(2,297.8)	(1,713.5)	(34.1)	(23.6)	(1,737.1)	(32.3)

Gross margin	1,162.1	931.7	24.7	8.4	940.1	23.6
Selling, general and administrative expenses	(1,078.4)	(770.9)	(39.9)	(9.1)	(780.0)	(38.3)
Other operating income, net	161.2	139.1	15.9	—	139.1	15.9

Operating income (loss):
Sterling Jewelers division	364.3	325.3	12.0	—	325.3	12.0
UK Jewelry division	(1.6)	(9.3)	82.8	(0.6)	(9.9)	83.8
Zale division(2)	(44.3)	—	—	—	—	—
Other(3)	(73.5)	(16.1)	(356.5)	(0.1)	(16.2)	(353.7)

Total operating income	244.9	299.9	(18.3)	(0.7)	299.2	(18.1)
Interest expense, net	(28.1)	(2.8)	nm	0.1	(2.7)	nm

Income before income taxes	216.8	297.1	(27.0)	(0.6)	296.5	(26.9)
Income taxes	(63.5)	(104.3)	39.1	0.1	(104.2)	39.1

Net income	$153.3	$192.8	(20.5)	$(0.5)	$192.3	(20.3)

Earnings per share – basic	$1.92	$2.40	(20.0)	$(0.01)	$2.39	(19.7)
Earnings per share – diluted	$1.91	$2.39	(20.1)	$(0.01)	$2.38	(19.7)

(1)	Includes the 156-day results of Zale’s from acquisition date to end of third quarter.
(2)	Zale division includes net operating loss impact of $25.1 for purchase accounting adjustments.
(3)	Other includes $50.6 million of transaction-related and integration expense as well as severance-related costs. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses.

Net (debt)/cash

Net (debt)/cash is a non-GAAP measure defined as the total of cash and cash equivalents less loans and overdrafts, and long-term debt, and is helpful in providing a measure of the total indebtedness of the business.

(in millions)	November 1, 2014	February 1, 2014	November 2, 2013
Cash and cash equivalents	$87.6	$247.6	$87.8
Loans and overdrafts	(221.8)	(19.3)	(46.0)
Long-term debt	(1,371.3)	—	—

Net (debt)/cash	$(1,505.5)	$228.3	$41.8

Free cash flow

Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers that it is helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow does not represent the residual cash flow available for discretionary expenditure.

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net cash used in operating activities	$(208.1)	$(80.4)	$(24.2)	$(21.9)
Purchase of property, plant and equipment	(75.1)	(53.3)	(165.1)	(106.9)

Free cash flow	$(283.2)	$(133.7)	$(189.3)	$(128.8)

In the 13 weeks ended November 1, 2014, free cash flow was $(283.2) million compared to $(133.7) million in the prior year comparable period. The decrease in free cash flow of $149.5 million was driven by lower cash provided by operating activities, primarily due to changes in other current assets, inventories, accounts payable and income taxes payable. The outflow during the quarter is associated with inventory procurement in preparation for the Holiday Season. The increase in inventories and accounts payable compared to the prior year period is due to higher inventory levels associated with the Zale division. The Zale acquisition has also driven the 39 weeks ended November 1, 2014 free cash flow decrease of $60.5 million from $(128.8) million in the prior year comparable period to $(189.3) million.

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)

EBITDA is a non-GAAP measure defined as earnings before interest and income taxes (operating income), depreciation and amortization, and non-cash acquisition-related accounting adjustments. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs, and accounting adjustments. Management believes this financial measure is helpful to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies.

	13 weeks ended			39 weeks ended
(in millions)	November 1, 2014		November 2, 2013	November 1, 2014		November 2, 2013
Operating income	$10.7		$51.6	$244.9		$299.9
Depreciation and amortization on property, plant and equipment	36.5	(1)	28.3	98.8	(1)	79.4
Amortization of definite-lived intangibles	3.8	(1)(2)	—	6.0	(1)(2)	—
Amortization of unfavorable leases and contracts	(8.9	)(2)	—	(14.8	)(2)	—
Other non-cash accounting adjustments	18.7	(2)	—	33.9	(2)	—

EBITDA	$60.8		$79.9	$368.8		$379.3

(1)	Total amount of depreciation and amortization reflected on the condensed consolidated statements of cash flows reflects $40.3 million and $104.8 million for the 13 and 39 weeks ended November 1, 2014, respectively, which includes $3.8 million and $6.0 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.
(2)	Total amount of operating loss relating to Acquisition accounting adjustments is $13.6 million and $25.1 million for the 13 and 39 weeks ended November 1, 2014, respectively, as reflected in the non-GAAP tables below.

Operating data reflecting the impact of Zale operations and acquisition-related costs

The below table reflects the impact of the Zale operations, costs associated with the acquisition of Zale Corporation, along with certain other accounting adjustments made. Management finds the information useful to analyze the results of the business excluding these items in order to appropriately evaluate the performance of the business without the impact of significant and unusual items, and to provide comparable prior period reported results.

Third quarter of Fiscal 2015 (in millions, except per share amounts and % of sales)	Adjusted Signet		Accounting adjustments(1)	Severance costs(2)	Transaction costs(3)	Signet consolidated, as reported
Sales	$1,189.4	100.0%	$(11.5)	$—	$—	$1,177.9
Cost of sales	(825.5)	(69.4)	(6.5)	—	—	(832.0)

Gross margin	363.9	30.6	(18.0)	—	—	345.9
Selling, general and administrative expenses	(381.7)	(32.1)	4.4	(2.0)	(9.4)	(388.7)
Other operating income, net	53.5	4.5	—	—	—	53.5

Operating income (loss)	35.7	3.0	(13.6)	(2.0)	(9.4)	10.7
Interest expense, net	(11.0)	(0.9)	(1.6)	—	—	(12.6)

Income (loss) before income taxes	24.7	2.1	(15.2)	(2.0)	(9.4)	(1.9)
Income taxes	(8.2)	(0.7)	5.8	0.8	2.2	0.6

Net income (loss)	16.5	1.4	(9.4)	(1.2)	(7.2)	(1.3)

Earnings (loss) per share – diluted	$0.21		$(0.12)	$(0.02)	$(0.09)	$(0.02)

	Adjusted Signet excluding Zale(4)		Zale operations		Adjusted Signet
Sales	$846.5	100.0%	$342.9	100.0%	$1,189.4	100.0%
Cost of sales	(580.4)	(68.6)	(245.1)	(71.5)	(825.5)	(69.4)

Gross margin	266.1	31.4	97.8	28.5	363.9	30.6
Selling, general and administrative expenses	(263.0)	(31.0)	(118.7)	(34.6)	(381.7)	(32.1)
Other operating income, net	53.5	6.3	—	—	53.5	4.5

Operating income (loss)	56.6	6.7	(20.9)	(6.1)	35.7	3.0
Interest expense, net	(10.6)	(1.3)	(0.4)	(0.1)	(11.0)	(0.9)

Income (loss) before income taxes	46.0	5.4	(21.3)	(6.2)	24.7	2.1
Income taxes	(16.3)	(1.9)	8.1	2.4	(8.2)	(0.7)

Net income (loss)	29.7	3.5	(13.2)	(3.8)	16.5	1.4

Earnings (loss) per share – diluted	$0.38		$(0.17)		$0.21

(1)	Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to Signet’s Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014 as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $38.1 million and amortization expense of intangibles.
(2)	During the third quarter, Signet incurred $2.0 million of severance costs related to its chief executive officer change. These costs are included within Signet’s Other segment.
(3)	Transaction costs include transaction-related and integration expenses associated with advisor fees for legal, tax, accounting and consulting expenses. These costs are included within Signet’s Other segment.
(4)	Includes capital structure and financing costs.

Year to date Fiscal 2015 (in millions, except per share amounts and % of sales)	Adjusted Signet		Accounting adjustments(1)	Severance costs(2)	Transaction costs(3)	Signet consolidated, as reported
Sales	$3,480.7	100.0%	$(20.8)	$—	$—	$3,459.9
Cost of sales	(2,286.1)	(65.7)	(11.7)	—	—	(2,297.8)

Gross margin	1,194.6	34.3	(32.5)	—	—	1,162.1
Selling, general and administrative expenses	(1,035.2)	(29.7)	7.4	(15.7)	(34.9)	(1,078.4)
Other operating income, net	161.2	4.6	—	—	—	161.2

Operating income (loss)	320.6	9.2	(25.1)	(15.7)	(34.9)	244.9
Interest expense, net	(25.3)	(0.7)	(2.8)	—	—	(28.1)

Income (loss) before income taxes	295.3	8.5	(27.9)	(15.7)	(34.9)	216.8
Income taxes	(89.8)	(2.6)	10.6	6.0	9.7	(63.5)

Net income (loss)	205.5	5.9	(17.3)	(9.7)	(25.2)	153.3

Earnings (loss) per share – diluted	$2.56		$(0.21)	$(0.12)	$(0.32)	$1.91

	Adjusted Signet excluding Zale(4)		Zale operations(5)		Adjusted Signet
Sales	$2,881.0	100.0%	$599.7	100.0%	$3,480.7	100.0%
Cost of sales	(1,867.7)	(64.8)	(418.4)	(69.8)	(2,286.1)	(65.7)

Gross margin	1,013.3	35.2	181.3	30.2	1,194.6	34.3
Selling, general and administrative expenses	(834.7)	(29.0)	(200.5)	(33.4)	(1,035.2)	(29.7)
Other operating income, net	161.2	5.6	—	—	161.2	4.6

Operating income (loss)	339.8	11.8	(19.2)	(3.2)	320.6	9.2
Interest expense, net	(24.7)	(0.9)	(0.6)	(0.1)	(25.3)	(0.7)

Income (loss) before income taxes	315.1	10.9	(19.8)	(3.3)	295.3	8.5
Income taxes	(97.3)	(3.3)	7.5	1.2	(89.8)	(2.6)

Net income (loss)	217.8	7.6	(12.3)	(2.1)	205.5	5.9

Earnings (loss) per share – diluted	$2.71		$(0.15)		$2.56

(1)	Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to Signet’s Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014 as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $38.1 million and amortization of acquired intangibles.
(2)	During the Fiscal 2015, Signet incurred $15.7 million of severance costs related to Zale and other management changes. These costs are included within Signet’s Other segment.
(3)	Transaction costs include transaction-related and integration expenses associated with advisor fees for legal, tax, accounting and consulting expenses. These costs are included within Signet’s Other segment.
(4)	Includes capital structure and financing costs.
(5)	Includes the 156-day results of Zale’s from acquisition date to the end of third quarter.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2014(1) Annual Report on Form 10-K. The results for the third quarter include Zale Corporation, which was acquired on May 29, 2014 and therefore affect the comparability of Signet’s operating results for the 13 and 39 week periods ended November 1, 2014 and November 2, 2013. Signet’s results are also affected by transaction-related costs including severance associated with management changes, purchase accounting adjustments, capital structure amendments and financing costs associated with debt to fund the acquisition. For comparability purposes, adjusted Signet results that exclude accounting adjustments and transaction and severance costs incurred in connection with the acquisition of Zale Corporation will be referred to within Management’s Discussion and Analysis as adjusted Signet. See Non-GAAP measures on pages 43-45.

Third Quarter Highlights (“third quarter” is the 13 weeks ended November 1, 2014 and November 2, 2013)

•	Same store sales: up 4.2%

•	Operating income: $10.7 million, down $40.9 million, a decrease of 79.3%;

Adjusted Signet operating income $35.7 million, down from $51.6 million

•	Diluted loss per share: $0.02, down by 104.8%; Adjusted Signet EPS $0.21 per share, down from $0.42 per share

Year to Date Highlights

•	Same store sales: up 4.1%

•	Operating income: $244.9 million, down $55.0 million, a decrease of 18.3%;

Adjusted Signet operating income $320.6 million, up from $299.9 million

•	Diluted earnings per share: $1.91, down by 20.1%; Adjusted Signet EPS $2.56 per share, up from $2.39 per share

(1)	Fiscal 2015 is the 52 week year ending January 31, 2015 and Fiscal 2014 is the 52 week year ended February 1, 2014.

Certain operating data as a percentage of sales were as follows:

Operating Data

	Third Quarter		Year To Date
(% of sales)	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(70.6)	(69.0)	(66.4)	(64.8)

Gross margin	29.4	31.0	33.6	35.2
Selling, general and administrative expenses	(33.0)	(30.2)	(31.2)	(29.2)
Other operating income, net	4.5	5.9	4.7	5.3

Operating income	0.9	6.7	7.1	11.3
Interest expense, net	(1.1)	(0.1)	(0.8)	(0.1)

(Loss) income before income taxes	(0.2)	6.6	6.3	11.2
Income taxes	0.1	(2.2)	(1.9)	(3.9)

Net (loss) income	(0.1)	4.4	4.4	7.3

Third quarter sales

In the third quarter of Fiscal 2015, Signet’s same store sales increased 4.2% compared to an increase of 3.2% in the 13 weeks ended November 2, 2013 (“third quarter of Fiscal 2014” or “prior year third quarter”). Total sales were $1,177.9 million compared to $771.4 million in the third quarter of Fiscal 2014, up $406.5 million or 52.7%. The increase was primarily driven by the addition of the Zale division which added $331.4 million of sales, including purchase accounting adjustments, to the third quarter. eCommerce sales were $44.8 million, which included $15.7 million of Zale eCommerce sales, compared to $22.8 million in the prior year third quarter. The breakdown of the sales performance by operating division and segment is set out in the table below.

	Change from previous year
Third quarter of Fiscal 2015	Same store sales(1)	Non-same store sales, net		Total sales at constant exchange rate(4)	Exchange translation impact(4)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	6.8%	2.9	%(2)	9.7%	—%	9.7%	$692.8
UK Jewelry division	3.7%	1.0	%(2)	4.7%	3.7%	8.4%	$151.0
Zale Jewelry	(0.8)%						$289.1
Piercing Pagoda	(1.5)%						$42.3

Zale division(6)	(0.9)%						$331.4
Other(5)	—%	nm		nm	—%	nm	$2.7

Signet	4.2%	47.5	%(3)	51.7%	1.0%	52.7%	$1,177.9

(1)	Based only on stores open for at least 12 months.
(2)	Includes all sales from stores not open and owned for 12 months.
(3)	Includes all sales from stores not open for 12 months, in addition to all sales from Zale acquired stores.
(4)	Non-GAAP measure, discussed herein.
(5)	Includes sales from Signet’s diamond sourcing initiative.
(6)	Same store sales presented for Zale division to provide comparative performance measures. Year-over-year results not applicable as Signet did not own Zale division in the prior year.
nm	Not meaningful

Sterling Jewelers sales

In the third quarter of Fiscal 2015, Sterling Jewelers division’s total sales were $692.8 million compared to $631.3 million in the third quarter of Fiscal 2014, up $61.5 million or 9.7%. Same store sales increased 6.8% compared to an increase of 4.2% in the third quarter of Fiscal 2014. Sterling Jewelers’ sales increases in the third quarter were driven by particular strength in fashion jewelry collections and branded bridal. In the quarter, Kay and Jared experienced increases in both transaction counts and average merchandise transaction value. In Kay, strong brand performance was the primary driver of the increase in both transactions and average merchandise transaction value. Strong branded and non-branded performance drove transactional increases in Jared. See table below for further analysis.

	Sales change from previous year
Third quarter of Fiscal 2015	Same store sales	Non-same store sales, net(1)	Total sales as reported	Total sales (in millions)
Kay	7.5%	3.4%	10.9%	$424.5
Jared(2)	6.5%	6.5%	13.0%	$227.4
Regional brands	2.5%	(16.0)%	(13.5)%	$40.9

Sterling Jewelers division	6.8%	2.9%	9.7%	$692.8

(1)	Includes all sales from stores not open for 12 months.
(2)	Includes 33 stores that were converted from regional brands, which consist of 31 Jared Vaults, which operate in outlet centers, and two Jared concept test stores. Reported sales in the prior year have been reclassified to align with current year presentation.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third quarter of Fiscal 2015	Fiscal 2015	Fiscal 2014(3)	Fiscal 2015	Fiscal 2014(3)	Fiscal 2015	Fiscal 2014(3)
Kay	$488	$474	3.0%	4.5%	3.7%	1.2%
Jared	$662	$654	1.2%	2.0%	5.0%	1.1%
Regional brands	$489	$473	3.4%	3.7%	(1.3)%	(5.3)%
Sterling Jewelers division	$534	$520	2.7%	3.6%	3.7%	0.6%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions for same store sales only.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	The Fiscal 2014 average merchandise transaction value and merchandise transactions, including the change from previous year have been recalculated to conform to the current year presentation which is calculated on a same store sales basis.

UK Jewelry sales

In the third quarter of Fiscal 2015, the UK Jewelry division’s total sales were $151.0 million compared to $139.3 million in the third quarter of Fiscal 2014, up $11.7 million or 8.4% and up 4.7% at constant exchange rates. Same store sales increased 3.7% compared to a decrease of 0.9% in the third quarter of Fiscal 2014. Sales were driven by strategic initiatives to grow diamond sales (which experienced an increase of 7.4%) and the continuing success of the watch business. The average merchandise transaction value increased by 6.3% primarily as a result of a higher mix of diamond sales in both store brands. The number of merchandise transactions decreased by approximately 2.9% primarily due to volume declines in watches, gold jewelry and gifts in H.Samuel while Ernest Jones’ transaction volumes remained relatively flat. See the table below for further analysis of sales.

	Sales change from previous year
Third quarter of Fiscal 2015	Same store sales	Non-same store sales, net(1)	Total sales at constant exchange rate(2)	Exchange translation impact(2)	Total sales as reported	Total sales (in millions)
H.Samuel	2.0%	(0.4)%	1.6%	3.6%	5.2%	$76.9
Ernest Jones(3)	5.5%	2.7%	8.2%	3.7%	11.9%	$74.1

UK Jewelry division	3.7%	1.0%	4.7%	3.7%	8.4%	$151.0

(1)	Includes all sales from stores not open for 12 months.
(2)	Non-GAAP measure, discussed herein.
(3)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third quarter of Fiscal 2015	Fiscal 2015	Fiscal 2014(4)	Fiscal 2015	Fiscal 2014(4)	Fiscal 2015	Fiscal 2014(4)
H.Samuel	£76	£73	4.1%	(2.0)%	(3.9)%	(0.4)%
Ernest Jones(3)	£276	£267	3.4%	(12.4)%	1.0%	15.7%
UK Jewelry division	£118	£111	6.3%	(3.0)%	(2.9)%	2.5%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions for same store sales only.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.
(4)	The Fiscal 2014 average merchandise transaction value and merchandise transactions, including the change from previous year have been recalculated to conform to the current year presentation which is calculated on a same store sales basis.

Zale sales (as Zale Corporation was acquired during Fiscal 2015, there is no comparable period)

The Zale division’s total sales were $331.4 million in the third quarter of Fiscal 2015. Zale division consists of two reportable segments: Zale Jewelry and Piercing Pagoda. In the third quarter, Zale Jewelry contributed $289.1 million of revenues and Piercing Pagoda contributed $42.3 million of revenues. Total Zale division sales included purchase accounting adjustments of $(11.5) million related to deferred revenue associated with extended warranty sales. The Zale division same store sales decreased 0.9%. Total Zale division sales were driven by branded sales in bridal and diamond fashion in the Zale Jewelry reporting segment offset by non-branded merchandise. The overall sales performance was affected by continued integration activities to position the business for the holiday gift giving season and increased competitive pressure in Canada. Additionally impacting the decline in same store sales was the phasing of new merchandise to stores associated with our post-acquisition non-productive inventory strategy. The underperforming merchandise was removed from stores during the early part of the third quarter, but the replenishment with higher performing inventory occurred later than planned at the end of the third quarter. See the table below for further analysis of sales.

Third quarter of Fiscal 2015	Same store sales	Total sales (in millions)
Zales	(0.6)%	$215.5
Gordon’s	(1.3)%	$17.5

Zale US Jewelry	(0.7)%	$233.0
Peoples	0.5%	$47.5
Mappins	(10.3)%	$8.6

Zale Canada Jewelry	(1.3)%	$56.1

Total Zale Jewelry	(0.8)%	$289.1

Piercing Pagoda	(1.5)%	$42.3

Zale division(1)	(0.9)%	$331.4

(1)	The Zale division same store sales include merchandise and repair sales and exclude warranty and insurance revenues.

Year to date sales

In the year to date, Signet’s same store sales increased 4.1% and total sales were $3,459.9 million compared to $2,645.2 million in the 39 weeks ended November 2, 2013. The increase in total sales was primarily driven by the addition of the Zale division which added $578.9 million of sales, including purchasing accounting adjustments, to the year to date period. eCommerce sales were $134.0 million, which included $27.2 million of Zale eCommerce sales, compared to $85.1 million in the prior year comparable period. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Year to date Fiscal 2015	Same store sales(1)	Non-same store sales, net		Total sales at constant exchange rate(4)	Exchange translation impact(4)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	5.4%	2.5	%(2)	7.9%	—%	7.9%	$2,406.7
UK Jewelry division	4.1%	0.4	%(2)	4.5%	8.1%	12.6%	$465.6
Zale Jewelry	(0.7)%						$504.1
Piercing Pagoda	(2.0)%						$74.8

Zale division	(0.9)%						$578.9
Other(5)	—%	nm		nm	—%	nm	$8.7

Signet	4.1%	25.1	%(3)	29.2%	1.6%	30.8%	$3,459.9

(1)	Based only on stores open for at least 12 months.
(2)	Includes all sales from stores not opened and owned for 12 months.
(3)	Includes all sales from stores not open for 12 months, in addition to all sales from Zale acquired stores.
(4)	Non-GAAP measure, discussed herein.
(5)	Includes sales from Signet’s diamond sourcing initiative.
(6)	Same store sales presented for Zale division to provide comparative performance measures. Year-over-year results not applicable as Signet did not own Zale division in the prior year.
nm	Not meaningful

Sterling Jewelers sales

In the year to date, Sterling Jewelers division’s total sales were $2,406.7 million compared to $2,229.6 million in the prior year comparable period, up $177.1 million or 7.9%. Same store sales increased 5.4% compared to an increase of 5.9% in the comparable prior year period. Sterling Jewelers’ sales increases were driven by particular strength in bridal brands, fashion diamonds and watches. For the year to date, Kay and Jared experienced increases in transaction counts and average merchandise transaction value increased for Kay primarily due to branded bridal sales mix. In Jared, the average merchandise transaction value declined slightly primarily due to by sales mix, including higher bead sales. See the table below for further analysis of sales.

	Sales change from previous year
Year to date Fiscal 2015	Same store sales	Non-same store sales, net(1)	Total sales as reported	Total sales (in millions)
Kay	6.4%	3.1%	9.5%	$1,483.4
Jared(2)	4.4%	6.1%	10.5%	$772.1
Regional brands	(0.4)%	(14.7)%	(14.3)%	$151.2

Sterling Jewelers division	5.4%	2.5%	7.9%	$2,406.7

(1)	Includes all sales from stores not open for 12 months.
(2)	Includes 33 stores that were converted from regional brands, which consist of 31 Jared Vaults, which operate in outlet centers, and two Jared concept test stores. Reported sales in the prior year have been reclassified to align with current year presentation.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2015	Fiscal 2015	Fiscal 2014(3)	Fiscal 2015	Fiscal 2014(3)	Fiscal 2015	Fiscal 2014(3)
Kay	$423	$411	2.9%	4.1%	5.0%	3.2%
Jared	$571	$579	(1.4)%	1.1%	7.3%	4.4%
Regional brands	$431	$422	2.1%	3.3%	(0.8)%	(5.2)%
Sterling Jewelers division	$462	$455	1.5%	3.2%	5.2%	2.8%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions for same store sales only.
(2)	Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	The Fiscal 2014 average merchandise transaction value and merchandise transactions, including the change from previous year have been recalculated to conform to the current year presentation which is calculated on a same store sales basis.

UK Jewelry sales

In the year to date, the UK Jewelry division’s total sales were $465.6 million compared to $413.4 million in the prior year comparable period, up $52.2 million or 12.6% and up 4.5% at constant exchange rates. Same store sales increased 4.1% compared to a decrease of 1.9% in the comparable prior year period. The total sales increase was primarily driven by diamond jewelry and watches. Similar to the second quarter, the number of transactions on a year to date basis increased primarily due to beads and gold jewelry in H.Samuel and fashion watches in Ernest Jones. The decline in average merchandise transaction values for H.Samuel and Ernest Jones were primarily driven by sales mix. See the table below for further analysis of sales.

	Sales change from previous year
Year to date Fiscal 2015	Same store sales	Non-same store sales, net(1)	Total sales at constant exchange rate(2)	Exchange translation impact(2)	Total sales as reported	Total sales (in millions)
H.Samuel	2.6%	(1.2)%	1.4%	7.8%	9.2%	$237.5
Ernest Jones(3)	5.7%	2.4%	8.1%	8.3%	16.4%	$228.1

UK Jewelry division	4.1%	0.4%	4.5%	8.1%	12.6%	$465.6

(1)	Includes all sales from stores not open for 12 months.
(2)	Non-GAAP measure, discussed herein.
(3)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2015	Fiscal 2015	Fiscal 2014(4)	Fiscal 2015	Fiscal 2014(4)	Fiscal 2015	Fiscal 2014(4)
H.Samuel	£74	£75	(1.3)%	(0.2)%	2.6%	(4.4)%
Ernest Jones(3)	£268	£273	(1.8)%	(10.4)%	6.0%	9.2%
UK Jewelry division	£114	£114	—%	(1.5)%	3.3%	(1.9)%

(1)	Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions for same store sales only.
(2)	Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.
(3)	Includes stores selling under the Leslie Davis nameplate.
(4)	The Fiscal 2014 average merchandise transaction value and merchandise transactions, including the change from previous year have been recalculated to conform to the current year presentation which is calculated on a same store sales basis.

Zale sales (as Zale Corporation was acquired during Fiscal 2015, there is no comparable period)

The Zale division’s total year to date sales were $578.9 million. Zale Jewelry contributed $504.1 million of revenues and Piercing Pagoda contributed $74.8 million of revenues. Total Zale division sales included purchase accounting adjustments of $(20.8) million related to deferred revenue associated with extended warranty sales. The Zale division same store sales decreased 0.9%. Total Zale division sales were driven by branded sales in wedding merchandise and diamond fashion in the Zale Jewelry reporting segment offset by non-branded wedding merchandise. The overall sales performance was affected by disruptions due to the merger and management changes and a change in promotional cadence in both bridal and fashion versus the prior year period. See the table below for further analysis of sales.

Year to date Fiscal 2015	Same store sales	Total sales (in millions)
Zales	(0.8)%	$373.8
Gordon’s	(3.2)%	$30.2

Zale US Jewelry	(0.9)%	$404.0
Peoples	2.0%	$84.5
Mappins	(7.7)%	$15.6

Zale Canada Jewelry	0.3%	$100.1

Total Zale Jewelry	(0.7)%	$504.1

Piercing Pagoda	(2.0)%	$74.8

Zale division(1)	(0.9)%	$578.9

(1)	The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

Cost of sales and gross margin

In the third quarter, gross margin was $345.9 million or 29.4% of sales compared to $239.2 million or 31.0% of sales in the prior year third quarter. Adjusted gross margin was $363.9 million or 30.6% of adjusted sales. The decrease in the adjusted gross margin rate from prior year of 40 basis points was attributable to the addition this year of Zale. Zale, which reduced Signet’s adjusted gross margin rate by 80 basis points, operates with a lower gross margin structure than the Sterling division and represents an area of focus for improvement. The impact of Zale on Signet’s adjusted gross margin rate was partially offset by higher gross margin rates in the Sterling and UK divisions of 50 and 80 basis points, respectively. Further commentary relating to gross margin changes for the Sterling and UK divisions follows:

•

Gross margin dollars in the Sterling Jewelers division increased by $23.2 million compared to prior year and increased as percentage of sales by 50 basis points. The gross margin rate was favorably impacted by sales mix, lower commodity costs, leverage of occupancy costs, and partially offset by lower gold spot prices that reduced the recovery on trade-ins. The net bad debt ratio as a percentage of the division’s total sales increased to 6.0% of sales from 5.6% of sales in the prior year third quarter. The increase in the ratio was primarily due to the growth in the outstanding receivable balance from increased credit penetration as the credit portfolio continues to perform strongly.

•

In the UK Jewelry division, gross margin dollars increased $4.1 million compared to the third quarter of Fiscal 2014 and increased as a percentage of sales by 80 basis points. The increase in the gross margin rate was primarily due to leverage on store occupancy costs as a result of higher sales. This favorability was partially offset by higher sales associated with strategic initiatives around diamond and gold merchandise that reduced the divisional gross margin rate, but successfully drove incremental gross margin dollars.

In the year to date, gross margin was $1,162.1 million or 33.6% of sales compared to $931.7 million or 35.2% of sales in the prior year to date period. Adjusted gross margin was $1,194.6 or 34.3% of adjusted sales. The decrease in the adjusted gross margin rate from prior year of 90 basis points was attributable to the addition this year of Zale, which reduced Signet’s adjusted gross margin rate by 90 basis points. Further commentary relating to gross margin changes for the Sterling and UK division follows:

•

Gross margin dollars in the Sterling Jewelers division increased by $68.7 million compared to the prior year to date and increased 20 basis points as a percentage of sales. Benefits from sales mix and lower commodity costs were partially offset by the gold hedge losses and continued lower gold spot pricing. Further, net bad debt ratio as a percentage of the division’s total sales was 4.4% compared to 4.2% in prior year period due to increased credit penetration rates.

•

In the UK Jewelry division, gross margin dollars increased $13.9 million compared to the prior year and remained flat as a percentage of sales primarily for the reasons discussed in the quarter to date period.

Selling, general and administrative expenses (“SGA”)

In the third quarter of Fiscal 2015, SGA expenses were $388.7 million or 33.0% of sales compared to $233.4 million or 30.2% of sales in the prior year third quarter, up $155.3 million. The increase was primarily due to the addition of Zale in the current year. In addition, included in SGA were purchase accounting adjustments, severance and transaction-related costs of $7.0 million, or 0.6% of sales. Adjusted SGA expense was $381.7 million or 32.1% of adjusted sales. The 190 basis point increase in the adjusted SGA rate compared to the prior year comparable quarter was driven primarily by the Zale division which unfavorably affected the adjusted SGA rate by 110 basis points. The remaining 80 basis point increase in the adjusted SGA rate was primarily due to timing of store operation expenses, incremental advertising in the third quarter, higher incentive compensation expense and higher central costs associated with headcount to drive enhanced store support.

In the year to date of Fiscal 2015, SGA expenses were $1,078.4 million or 31.2% of sales compared to $770.9 million or 29.2% of sales in the prior year to date period. The increase was primarily due to the addition of Zale in the current year. In addition, included in SGA were purchase accounting adjustments, severance and transaction-related costs of $43.2 million, or 1.2% of sales. Adjusted SGA expense was $1,035.2 million or 29.7% of adjusted sales. The 50 basis point increase in the adjusted SGA rate compared to the prior year comparable period was driven by the Zale division which unfavorably affected the adjusted SGA rate by 70 basis points. Excluding the impact of Zale, the adjusted SGA decreased by 20 basis points primarily due to leverage on expenses in the UK Jewelry division compared to the prior year.

Other operating income, net

In the third quarter of Fiscal 2015, other operating income, net was $53.5 million or 4.5% of sales compared to $45.8 million or 5.9% of sales in the prior year third quarter. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.

In the year to date, other operating income, net was $161.2 million or 4.7% of sales compared to $139.1 million or 5.3% of sales in the prior year to date period. Consistent with the third quarter, this was driven by higher interest income on credit receivables.

Operating income

In the third quarter of Fiscal 2015, operating income was $10.7 million or 0.9% of sales compared to $51.6 million or 6.7% of sales in the prior year third quarter. Included in operating income were purchase accounting adjustments, severance and transaction costs of $25.0 million, or 2.1% of sales. Adjusted operating income was $35.7 million or 3.0% of adjusted sales. The Zale division operating loss was $20.9 million. Excluding Zale operations, operating income would have been $56.6 million or 6.7% of sales, which is consistent with prior year.

Operating income consisted of the following components:

	Third Quarter Fiscal 2015		Third Quarter Fiscal 2014
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$68.1	9.8%	$60.6	9.6%
UK Jewelry division	(2.7)	(1.8)	(4.4)	(3.2)
Zale division(1)	(34.5)	(10.4)	—	—
Other(2)	(20.2)	nm	(4.6)	nm

Operating income	$10.7	0.9%	$51.6	6.7%

(1)	Zale division includes net operating loss impact of $13.6 for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating loss was $20.9 million or (6.1)% of sales. The Zale division operating loss included $15.7 million from Zale Jewelry or (5.3)% of sales and $5.2 million from Piercing Pagoda or (11.8)% of sales.
(2)	Other includes $11.4 million of transaction-related and integration expense as well as severance-related costs. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses.
nm	Not meaningful

In the year to date, operating income was $244.9 million or 7.1% of sales compared to $299.9 million or 11.3% of sales in the prior year to date period. Included in operating income were purchase accounting adjustments, severance and transaction costs of $75.7 million, or 2.2% of sales. The Zale division operating loss was $19.2 million. Excluding Zale operations, operating income would have been $339.8 million or 11.8% of sales, which is consistent with the prior year.

Year to date operating income consisted of the following components:

	39 weeks ended November 1, 2014		39 weeks ended November 2, 2013
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$364.3	15.1%	$325.3	14.6%
UK Jewelry division	(1.6)	(0.3)	(9.3)	(2.2)
Zale division(1)	(44.3)	(7.7)	—	—
Other(2)	(73.5)	nm	(16.1)	nm

Operating income	$244.9	7.1%	$299.9	11.3%

(1)	Zale division includes net operating loss impact of $25.1 for purchase accounting adjustments. Excluding the impact of accounting adjustments, Zale division’s operating loss was $19.2 million or (3.2)% of sales. The Zale division operating loss, excluding the impact of accounting adjustments, included $14.3 million from Zale Jewelry or (2.7)% of sales and $4.9 million from Piercing Pagoda or (6.3)% of sales.
(2)	Other includes $50.6 million of transaction-related and integration expense as well as severance-related costs. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses.
nm	Not meaningful

Interest expense, net

In the third quarter of Fiscal 2015, net interest expense was $12.6 million compared to $0.9 million in the prior year third quarter. The increase in interest expense was driven by the addition of $1,400 million of debt financing at a weighted average interest rate of 2.6% related to the Zale acquisition. In the year to date, net interest expense was $28.1 million compared to $2.8 million in the prior year to date period with the increase driven by the same factors as those in the quarterly period in addition to $0.8 million of expense in the first quarter related to pre-acquisition financing costs and the write-off of fees of $3.2 million related to the $800 million bridge facility that was subsequently replaced with permanent financing instruments as well as $0.9 million associated with the previous credit facility.

(Loss) income before income taxes

In the third quarter of Fiscal 2015, loss before income taxes was $1.9 million or (0.2)% of sales compared $50.7 million or 6.6% in the prior year third quarter. In the year to date, income before income taxes was $216.8 million or 6.3% of sales compared to $297.1 million or 11.2% of sales in the prior year to date period.

Income taxes

In the third quarter of Fiscal 2015, income tax benefit was $0.6 million compared to income tax expense of $17.1 million in the prior year third quarter. The effective tax rate was 31.6% compared to 33.7% in the prior year third quarter. In the year to date period, income tax expense was $63.5 million, an effective tax rate 29.3% compared to $104.3 million, an effective tax rate of 35.1% in the prior year to date period.

The forecasted effective tax rate for the Fiscal 2015 full year is 29.3%, which is lower than the effective tax rate of 35.1% provided for in the prior year to date, as it reflects the benefits of Signet’s amended capital structure and the global financing arrangements utilized to fund the acquisition of Zale.

Net (loss) income

In the third quarter of Fiscal 2015, net loss was $1.3 million or (0.1)% of sales compared to net income of $33.6 million or 4.4% of sales in the prior year third quarter. Adjusted net income was $16.5 million or 1.4% of adjusted sales. The decrease in adjusted net income compared to the prior year comparable period was driven by this year’s Zale division net loss of $13.2 million and incremental interest expense of $10.6 million related to financing for the Zale acquisition. In the year to date period, net income was $153.3 million or 4.4% of sales compared to $192.8 million or 7.3% of sales in the prior year to date period. The year to date adjusted net income was $205.5 million or 5.9% of adjusted sales compared to $192.8 million or 7.3% of sales in the prior year comparable period.

(Loss) earnings per share

In the third quarter of Fiscal 2015, diluted loss per share were $0.02 compared to earnings of $0.42 in the prior year third quarter. Adjusted diluted earnings per share were $0.21, which included a loss of $0.17 per share related to the Zale division and a $0.09 per share loss related to incremental financing expense. The weighted average diluted number of common shares outstanding was 79.9 million compared to 80.3 million in the prior year third quarter. Due to losses in the third quarter, approximately 0.5 million share awards were anti-dilutive and excluded from the calculation of our diluted loss per share. Signet repurchased 68,261 shares in the third quarter of Fiscal 2015 under its share buyback program compared to 371,713 shares the prior year third quarter.

In the year to date, diluted earnings per share were $1.91 compared to $2.39 in the prior year to date period. Adjusted diluted earnings per share were $2.56, which included a loss of $0.15 per share related to the Zale division and a $0.19 per share loss related to incremental financing expense. The weighted average diluted number of common shares outstanding was 80.2 million compared to 80.8 million in the prior year to date period. Signet repurchased 288,393 shares in the 39 weeks ended November 1, 2014 compared to 1,495,571 shares in the 39 weeks ended November 2, 2013.

Dividends per share

In the third quarter of Fiscal 2015, dividends of $0.18 were approved by the Board of Directors compared to $0.15 in the third quarter of Fiscal 2014. In the year to date, dividends of $0.54 were approved by the Board of Directors compared to $0.45 in the 39 weeks ended November 2, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Set out in the table below is a summary of Signet’s cash flow activity for the year to date for Fiscal 2015 and Fiscal 2014.

	39 weeks ended
(in millions)	November 1, 2014	November 2, 2013
Summary cash flow
Net cash used in operating activities	$(24.2)	$(21.9)
Net cash used in investing activities	(1,596.0)	(105.5)
Net cash provided by (used in) financing activities	1,461.4	(84.7)

Decrease in cash and cash equivalents	(158.8)	(212.1)
Cash and cash equivalents at beginning of period	247.6	301.0
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(1.1)

Cash and cash equivalents at end of period	$87.6	$87.8

Operating activities

Net cash used in operating activities was $24.2 million compared to $21.9 million in the prior year comparable period. Net income decreased by $39.5 million to $153.3 million from $192.8 million with depreciation and amortization increasing $25.4 million to $104.8 million from $79.4 million in the prior year comparable period. Signet’s primary uses of cash impacting our working capital components during the period relate to the purchases of inventory. The increase in the inventory level during the period is consistent with seasonal procurement of inventory which peak in the third quarter in preparation for the Holiday Season and the increase in inventory levels compared to the prior year comparable period is primarily due to the acquisition of Zale. The primary drivers of cash used in operating activities were as follows:

•

Cash provided by accounts receivable was $81.8 million, which was in line with the prior year comparable period, consistent with the seasonal collection patterns of the business offset by sales growth. In the Sterling Jewelers division, credit participation was 61.7% and the average monthly collection rate was 12.1% compared to 58.9% and 12.3%, respectively in the prior year comparable period.

•

Cash used for purchases of inventory and inventory-related items was $321.1 million compared to $272.3 million in the prior year comparable period. The change in inventories is primarily attributed to the acquisition of Zale and expansion of bridal and branded merchandise and loose diamonds in the Sterling division to support higher sales and new store growth. Accounts payable increased by $132.9 million compared to an increase of $80.2 million in the prior year comparable period primarily driven by timing of payments on higher inventory levels.

•

Total inventory as of November 1, 2014 was $2,674.6 million compared to the year-end Fiscal 2014 balance of $1,488.0 million and prior year comparable quarter balance of $1,644.9 million. The increase in inventory from these periods is primarily attributed to acquisition of Zale division which increased inventory by $979.3. The remainder of the increase was driven in part by expansion of bridal and branded merchandise and loose diamonds in the Sterling division.

•

Cash used for accrued expenses and other liabilities decreased by $15.0 million compared to a decrease of $66.5 million in the prior year comparable period primarily driven by increased debt-related accrued expenses, including interest, as well as increased payroll-related costs, including severance.

Investing activities

Net cash used in investing activities was $1,596.0 million, compared to $105.5 million in the prior year comparable period. Cash used for the Zale Corporation acquisition was $1,429.2 million. Capital expenditures increased by $58.2 million to $165.1 million from $106.9 million. In the Sterling Jewelers division, capital additions were $124.3 million compared to $96.1 million in the prior year. This increase reflects the capital spend associated with new store investment and IT. In the UK Jewelry division, capital additions were $10.2 million compared to $10.8 million in the prior year comparable period. Zale had capital expenditures of $30.1 million; capital additions in the Other reportable segment were $0.5 million.

Stores opened and closed in the 39 weeks ended November 1, 2014:

	February 1, 2014		Acquired stores	Openings	Logo conversions(1)	Closures	November 1, 2014
Store count:
Kay	1,055		—	54	1	(12)	1,098
Jared	203		—	7	33	—	243
Regional brands	213		—	—	(34)	(14)	165

Sterling Jewelers division	1,471	(2)	—	61	—	(26)	1,506

Zales	—		722	7	—	(6)	723
Gordon’s	—		91	—	—	(14)	77
Peoples	—		145	1	—	(1)	145
Mappins	—		48	—	—	(3)	45

Zale Jewelry	—		1,006	8	—	(24)	990
Piercing Pagoda	—		613	—	—	(4)	609

Zale division	—	(2)	1,619	8	—	(28)	1,599

H. Samuel	304		—	—	—	—	304
Ernest Jones(3)	189		—	4	—	—	193

UK Jewelry division	493	(2)	—	4	—	—	497

Signet	1,964		1,619	73	—	(54)	3,602

(1)	Includes 33 stores that were converted from regional brands, which consist of 31 Jared Vaults, which operate in outlet centers, and two Jared concept test stores.
(2)	The annual net change in selling square footage for Fiscal 2014 for Sterling Jewelers division and UK Jewelry division was 5% and (3)%, respectively. As the Acquisition occurred during Fiscal 2015, the Zale division does not have a comparable prior period to show the net change in selling square footage.
(3)	Includes stores selling under the Leslie Davis nameplate.

Planned store count changes for the remainder of Fiscal 2015:

	November 1, 2014		Planned openings		Planned closures	Planned January 31, 2015
Store count:
Kay	1,098		4		(3)	1,099
Jared	243		10	(1)	—	253
Regional brands	165		—		(12)	153

Sterling Jewelers division	1,506	(2)	14		(15)	1,505

Zales	723		3		(15)	711
Gordon’s	77		—		(12)	65
Peoples	145		—		—	145
Mappins	45		—		(2)	43

Zale Jewelry	990		3		(29)	964

Piercing Pagoda	609		2		(23)	588

Zale division	1,599	(2)	5		(52)	1,552

H. Samuel	304		—		(4)	300
Ernest Jones(3)	193		4		(1)	196

UK Jewelry division	497	(2)	4		(5)	496

Signet	3,602		23		(72)	3,553

(1)	Includes four Jared The Galleria Of Jewelry store openings, as well as six Jared concept test store openings.
(2)	The expected annual net change in selling square footage for Fiscal 2015 for Sterling Jewelers division, Zale division and UK Jewelry division is 4.9%, (3.4)% and 1.5%, respectively.
(3)	Includes stores selling under the Leslie Davis nameplate.

Financing activities

Dividends

During the 39 weeks ended November 1, 2014, the Company’s dividend activity was as follows:

	Fiscal 2015			Fiscal 2014
	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
		(in millions)			(in millions)
First quarter(1)	$0.18	$14.4	(2)	$0.15	$12.1
Second quarter	$0.18	$14.4	(3)	$0.15	$12.1
Third quarter	$0.18	$14.4	(4)	$0.15	$12.0

(1)	Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the fourth quarter Fiscal 2014 $0.15 per share cash dividend was paid on February 27, 2014 in the aggregate amount of $12.0 million.
(2)	The first quarter Fiscal 2015 $0.18 per share cash dividend was paid on May 28, 2014 in the aggregate amount of $14.4 million.
(3)	The second quarter Fiscal 2015 $0.18 per share cash dividend was paid on August 27, 2014 in the aggregate amount of $14.4 million.
(4)	As of November 1, 2014, $14.4 million has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividend declared on August 26, 2014, which has a record date of October 31, 2014 and a payment date of November 25, 2014.

Share repurchase

		39 weeks ended November 1, 2014			39 weeks ended November 2, 2013
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)
2013 Program(1)	$350	288,393	$29.8	$103.37	746,326	$50.0	$66.99
2011 Program(2)	$350	n/a	n/a	n/a	749,245	50.1	66.92

Total		288,393	$29.8		1,495,571	$100.1

(1)	In June 2013, the Board of Directors authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $265.6 million remaining as of November 1, 2014.
(2)	In October 2011, the Board of Directors authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.
n/a	Not applicable.

Signet repurchased 68,261 shares in the third quarter of Fiscal 2015 at an average of $109.18 per share. In the third quarter of Fiscal 2014, Signet repurchased 371,713 shares at an average cost of $67.26 per share.

Proceeds from exercise of share options

During the 39 weeks ended November 1, 2014, $4.2 million was received for the exercise of share options pursuant to Signet’s equity compensation programs compared to $8.0 million in the 39 weeks ended November 2, 2013. Other than equity based compensation awards granted to employees and directors, Signet has not issued common shares as a financing activity for over ten years.

Movement in cash and indebtedness

Net debt was $1,505.5 million as of November 1, 2014 compared to net cash of $41.8 million as of November 2, 2013; see non-GAAP measures discussed herein.

Cash and cash equivalents at November 1, 2014 were $87.6 million compared to $87.8 million as of November 2, 2013. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

At November 1, 2014, Signet had $1,394.9 million of outstanding debt, which was incurred to finance the acquisition of Zale Corporation. The debt is comprised of $398.4 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility and a $395.0 million term loan facility. In connection with the issuance of the debt, Signet incurred and paid capitalized fees totaling $16.5 million as of November 1, 2014. Additionally, the debt financing replaced commitments for an $800 million unsecured bridge facility extended to Signet to finance the transaction prior to the finalization of the current financing arrangements. Signet incurred and capitalized fees totaling $4.0 million related to this facility. During the 39 week period ended November 1, 2014, amortization expense related to capitalized fees associated with the debt and bridge facility was $1.5 million and $4.0 million, respectively. In conjunction with the financing activities, Signet also amended its existing $400 million revolving credit facility and extended the maturity date to 2019. At November 1, 2014, $145.0 million was outstanding on the credit facility, with stand-by letters of credit of $21.6 million. At November 2, 2013, $35.0 million was drawn on the Company’s May 2011 credit facility, with stand-by letters of credit of $9.5 million. At November 1, 2014, $233.4 million was available under the revolving credit facility.

OBLIGATIONS AND COMMITMENTS

Signet’s contractual obligations and commitments at November 1, 2014 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have changed from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 1, 2014, filed with the SEC on March 27, 2014. In addition to those previously disclosed on Form 10-K, in May 2014, the Company issued long-term debt in connection with its acquisition of Zale Corporation. Zale also has existing contractual obligations consisting of capital lease obligations, operating leases, an IT operations services agreement and other long-term liabilities. The following table provides the payments due by period for only these incremental obligations and commitments as of May 29, 2014.

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

Revenue recognition

Extended service plans and lifetime warranty agreements

Signet recognizes revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred. The deferral period for lifetime warranty sales in each division is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.

The Sterling Jewelers division sells extended service plans where it is obliged, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of extended service plans is deferred and recognized over 14 years, with approximately 45% of revenue recognized within the first two years.

The Zale division also sells extended service plans. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime extended service plans is deferred and recognized over 10 years, with approximately 69% of revenue recognized within the first two years. Revenues related to the optional theft protection are deferred and recognized over the two-year contract period on a straight-line basis. Zale Jewelry customers are also offered a two-year watch warranty and a one-year warranty that covers breakage. Piercing Pagoda customers are also offered a one-year warranty that covers breakage. Revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the Company’s interest in the fair value of the identifiable assets and liabilities acquired. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each. Goodwill is not amortized, but is reviewed for impairment and is required to be tested at least annually or whenever events or circumstances indicate it is more likely than not that a reporting unit’s fair value is less than its carrying value. The annual testing date for goodwill allocated to the Sterling Jewelers reporting unit is the last day of the fourth quarter. The annual testing date for goodwill allocated to the reporting units associated with the Zale division acquisition and the Other reporting unit is May 31.

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

See Note 20 of the Condensed Consolidated Financial Statements for additional discussion of the goodwill recorded by the Company during the second quarter of Fiscal 2015. There have been no goodwill impairment losses recorded during the fiscal periods presented in these condensed consolidated financial statements. If future economic conditions are different than those projected by management, future impairment charges may be required. See Note 10 of the Condensed Consolidated Financial Statements for additional information.

Intangible assets

Intangible assets with definite lives are amortized and reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying amount, the Company recognizes an impairment loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset.

Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, the Company performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any.

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

In May 2014, Signet incurred $1,400 million of debt in connection with the acquisition of Zale Corporation. A significant portion of this debt bears variable interest and therefore is exposed to fluctuations in benchmark interest rates, including LIBOR, as disclosed in Note 19 of the accompanying unaudited condensed consolidated financial statements.

Except as disclosed above, Signet’s market risk profile as of November 1, 2014 has not materially changed since February 1, 2014.

The market risk profile as of February 1, 2014 is disclosed in Signet’s Fiscal 2014 Annual Report on Form 10-K, filed with the SEC on March 27, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 1, 2014.

Changes in Internal Control over Financial Reporting

The acquisition of Zale Corporation was significant to the Company and was consummated effective May 29, 2014. Upon consummation, Zale became a consolidated subsidiary. The Company currently expects to include Zale within management’s annual assessment of internal control over financial reporting for the year ending January 31, 2015; however, the Company intends to take a period of time to fully incorporate Zale’s operations into its evaluation of internal control over financial reporting. In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, other than as noted above, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended November 1, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record significant charges to earnings.

We have a substantial amount of goodwill and indefinite-lived intangible assets on our balance sheet as a result of the Zale Corporation acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. There is a risk that a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

For further information on our testing for goodwill impairment, see “Critical Accounting Policies and Estimates” under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following table contains the Company’s repurchases of equity securities in the third quarter of Fiscal 2015:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
August 3, 2014 to August 30, 2014	—	$—	—	$273,037,569
August 31, 2014 to September 27, 2014	129	$117.85	—	$273,037,569
September 28, 2014 to November 1, 2014	90,939	$111.90	68,261	$265,585,172

Total	91,068	$111.90	68,261	$265,585,172

(1)	Includes 22,807 shares of restricted stock repurchased in connection with employee tax withholding obligations under the Company’s share-based compensation plans, which are not purchases under any publicly announced share repurchase program.
(2)	On June 14, 2013, the Board of Directors authorized the 2013 Program to repurchase up to $350 million of Signet’s common shares. The 2013 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1†	Separation Agreement dated October 13, 2014 between Signet Jewelers Limited and Michael W. Barnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2014).

10.2†	First Amendment dated September 9, 2014 to the Credit Agreement, dated as of May 27, 2014, by and among Signet Jewelers Limited, as Parent, Signet Group Limited, Signet Group Treasury Services Inc. and Sterling Jewelers Inc. as borrowers, the additional borrowers from time to time party thereto, the financial institutions from time to time party thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2014 filed with the SEC on September 10, 2014).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNET JEWELERS LIMITED
(Registrant)

December 8, 2014	By:	/s/ Michele L. Santana
Michele L. Santana
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)