Form 10-K
period 2015-01-31
SIGNET JEWELERS LTD
filed 2015-03-26
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2015
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
Large accelerated filer   ☒          Accelerated filer   ☐         Non-accelerated filer   ☐         Smaller reporting company   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of August 1, 2014 was $8,186,100,543.
Number of common shares outstanding on March 16, 2015: 80,251,059
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant will incorporate by reference information required in response to Part III, Items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 12, 2015.

SIGNET JEWELERS LIMITED
FISCAL 2015 ANNUAL REPORT ON FORM 10-K

REFERENCES
Unless the context otherwise requires, references to “Signet” or the “Company,” refer to Signet Jewelers Limited (and before September 11, 2008 to Signet Group plc) and its consolidated subsidiaries. References to the “Parent Company” are to Signet Jewelers Limited.
PRESENTATION OF FINANCIAL INFORMATION
All references to “dollars,” “US dollars,” “$,” “cents” and “c” are to the lawful currency of the United States of America. Signet prepares its financial statements in US dollars. All references to “British pound,” “pounds,” “British pounds,” “£,” “pence” and “p” are to the lawful currency of the United Kingdom. All references to “Canadian dollar" or "C$" are to the lawful currency of Canada.
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
Fiscal year and fourth quarter
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, "Fiscal 2017," “Fiscal 2016,” “Fiscal 2015,” “Fiscal 2014,” “Fiscal 2013,” “Fiscal 2012,” “Fiscal 2011” and “Fiscal 2010” refer to the 52 week periods ending January 28, 2017, January 30, 2016, January 31, 2015, February 1, 2014, the 53 week period ending February 2, 2013, and the 52 week periods ending January 28, 2012, January 29, 2011 and January 30, 2010, respectively. Fourth quarter references the 13 weeks ended January 31, 2015 (“fourth quarter”) and the 13 weeks ended February 1, 2014 (“prior year fourth quarter”).
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet's credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks relating to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, the impact of stockholder litigation with respect to the acquisition of Zale Corporation, and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
For a discussion of these risks and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see Item 1A and elsewhere in this Annual Report on Form 10-K. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I
ITEM 1. BUSINESS
OVERVIEW
Signet is the largest specialty retail jeweler by sales in the US, Canada and UK. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. Its corporate website is www.signetjewelers.com, from where documents that the Company is required to file or furnish with the US Securities and Exchange Commission (“SEC”) may be viewed or downloaded free of charge.
On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation (the "Acquisition") for $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400.0 million of long-term debt. The Acquisition aligns with the Company’s strategy to diversify its businesses and expand its footprint. See Notes 3 and 19 of Item 8 for additional information related to the Acquisition and the issuance of long-term debt to finance the transaction, respectively.
Prior to the Acquisition, the Company managed its business as two geographical reportable segments, being the United States of America (the “US”) and the United Kingdom (the “UK”) divisions. In connection with the Acquisition, the Company no longer manages its business geographically, but by store brand grouping, a description of which follows:

•
The Sterling Jewelers division, formerly the US division, operated 1,504 stores in all 50 states at January 31, 2015. Its stores operate nationally in malls and off-mall locations as Kay Jewelers (“Kay”), and regionally under a number of well-established mall-based brands. Destination superstores operate nationwide as Jared The Galleria Of Jewelry (“Jared”). Signet acquired Ultra Stores, Inc. (“Ultra”) on October 29, 2012 (“Ultra Acquisition”). The majority of the Ultra stores acquired were converted to the Kay brand during Fiscal 2014.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 972 jewelry stores at January 31, 2015, is located primarily in shopping malls throughout the US, Canada and Puerto Rico. Zale Jewelry includes national brands Zales Jewelers, Zales Outlet and Peoples Jewellers, along with regional brands Gordon’s Jewelers and Mappins Jewellers.

◦	Piercing Pagoda, which operated 605 mall-based kiosks at January 31, 2015, is located primarily in shopping malls throughout the US and Puerto Rico.

•
The UK Jewelry division, formerly the UK division, operated 498 stores at January 31, 2015. Its stores operate in major regional shopping malls and prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) as “H.Samuel,” “Ernest Jones” and “Leslie Davis.”

Operations not incorporated into the reportable segments above include the Company’s diamond sourcing function. On November 4, 2013, the Company acquired a diamond polishing factory in Gaborone, Botswana, which expanded Signet’s long-term diamond sourcing capabilities, including the ability to cut and polish stones. In addition, the Company has been named a sightholder by multiple international diamond mining companies, established a diamond buying office in India and a design center in New York allowing the Company to secure additional, reliable and consistent supplies of diamonds for our guests. Company activities associated with the diamond sourcing function are managed as a separate operating segment, and are aggregated with unallocated corporate administrative functions for financial reporting purposes. See Note 4 of Item 8 for additional information regarding the Company's operating segments.
MISSION, STRATEGY, COMPETITIVE STRENGTHS AND OBJECTIVES
Signet's mission is to help guests “Celebrate Life and Express Love.” Our Vision 2020 strategy is a road map for on-going Signet success which includes five strategic pillars:

•	Maximize mid-market

•	Best in bridal

•	Best in class digital ecosystem

•	Expand footprint

•	People, purpose and passion
These strategic pillars guide Signet in building profitable market share. Maximizing the mid-market drives our competitive strengths focused on merchandising initiatives, marketing, store growth and productivity. Being the best in bridal is expected to be achieved by continuing to develop differentiated bridal jewelry products, increasing targeted marketing programs, delivering the best guest experience by our sales associates, vertical integration in our supply chain and by offering credit financing. Enhancing our digital ecosystem is expected to simplify and accelerate guests’ engagement with our brands and support our physical channels of distribution. Expanding our geographic footprint is expected to enable cross-collaboration among and between our domestic and international teams and further growth and diversification of our real estate portfolio.

In order to truly accomplish our core mission of helping our guests “Celebrate Life and Express Love”, we must have people with high capability and passion. We will continue our efforts to attract, develop and retain the best and the brightest individuals in the jewelry and watch industry.
The expression of romance and appreciation through bridal jewelry and gift giving are very important to our guests, as is self-reward. Guests associate Signet's brands with high quality jewelry and an outstanding guest experience. As a result, the training of sales associates to understand the guests’ requirements, communicate the value of the merchandise selected and ensure guest needs are met remains a high priority. Signet increases the attraction of its store brands to guests through the use of branded differentiated and exclusive merchandise, while offering a compelling value proposition in more basic ranges. Signet accomplishes this by utilizing its supply chain and merchandising expertise, scale and balance sheet strength. The Company intends to further develop national television advertising, digital media and customer relationship marketing, which it believes are the most effective and cost efficient forms of marketing available to grow its market share. Management follows the operating principles of excellence in execution; testing before investing; continuous improvement; and disciplined investment, in all aspects of the business.
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
Signet's competitive strengths include: strong store brands, outstanding guest experience, branded differentiated and exclusive merchandise, sector leading advertising, diversified real estate portfolio, supply chain leadership, customer finance programs, and financial strength and flexibility.
Operational Strategy
In setting financial objectives for Fiscal 2016, consideration was given to several factors including the Zale integration, Signet's Vision 2020 and the economic environments in which the Company does business. The economies of the US, Canada and UK have improved slightly over the past year due to relatively low unemployment, inflation, interest rates and energy prices, offset by higher food and health care costs and by higher consumer savings. Consumer confidence has been on the rise in the US, Canada and UK. Signet will execute its strategic priorities and continue to make strategic investments for the future. The cost of diamonds, Signet's most significant input cost, is currently expected to increase at low-to-mid single digit rates. Consumer credit is important for Signet. Signet takes a hybrid approach to credit by assuming the risk-and-reward of owning in-house accounts receivable for its Sterling Jewelers division while using third party financing programs for its other divisions. Financing will continue to support sales growth and we expect the receivables portfolio to grow and perform strongly. Signet intends to improve results through realization of synergies associated with the Zale acquisition and other initiatives around merchandising, real estate optimization, channel expansion and cost control.
Signet’s goal in Fiscal 2016 is to deliver strong results building on our recent performance, while making strategic investments necessary for future growth. Financial objectives for the business in Fiscal 2016 are to position the Company for long-term growth by:

•
Advancing our integration activities of Zale, including continued realization of cost and operating synergies. Signet anticipates realizing $150 million to $175 million in cumulative 3-year synergies through January 2018. At least 20% of that goal is expected to be realized in Fiscal 2016.

•	Gaining profitable market share through brand differentiation and market segmentation, product cost control and asset management.

•
Securing additional, reliable and consistent supplies of diamonds for our guests while achieving efficiencies in the supply chain through our diamond polishing factory and our position as a DeBeers and Rio Tinto sightholder.

•	Developing multi-channel marketing programs and supporting new initiatives, while optimizing the selling, general and administrative expense to sales ratio.

•	Investing $275 to $325 million of capital in new stores, store remodels and enhancing information technology infrastructure to drive future growth.
Signet has the opportunity to take advantage of its competitive position as one of the world's largest and most profitable jewelry retailers. Signet's ability to deliver sales growth allows the business to strengthen relationships with suppliers, facilitate the ability to develop further branded differentiated and exclusive merchandise, improve the efficiency of its supply chain, support marketing investments and improve operating margins. Signet's financial flexibility and access to capital markets allow it to take advantage of investment opportunities, including space growth and strategic developments that meet investment criteria.
Capital Strategy
The Company expects to maintain a strong balance sheet that provides the flexibility to execute its strategic priorities, invest in its business, and return excess cash to shareholders while ensuring adequate liquidity. Signet is committed to maintaining its investment grade rating because long-term, it intends to pursue value-enhancing strategic growth initiatives. Among the key tenets of Signet's capital strategy:

•
Achieve adjusted debt1/ adjusted EBITDAR[1] ("adjusted leverage ratio") of 3.5x or below. At year-end, adjusted leverage ratio was 4.0x which implies no additional debt financing in Fiscal 2016, but should allow for utilizing available sources of debt in Fiscal 2017 and beyond.

•	Distribute 70% to 80% of annual free cash flow[1] in the form of stock repurchases or dividends barring any other strategic uses of capital.

•	Consistently increase the dividend annually barring any other strategic uses of capital.

•
Repurchase $100 million to $150 million of Signet stock by the end of Fiscal 2016. The Company has a remaining authorization of $265.6 million. As the current program runs out, Signet plans to initiate a new program in-line with leverage and free cash flow targets.

•
Evaluate utilizing additional capacity under Signet’s asset backed securitization ("ABS") facility beginning in Fiscal 2017. This evaluation will be done in conjunction with Signet’s strategic growth initiatives and adjusted leverage ratio target of 3.5x or below.

1. Adjusted debt, adjusted EBITDAR, and free cash flow are non-GAAP measures. Signet believes they are useful measures to provide insight into how the Company intends to use capital. See Item 6 for reconciliation.
BACKGROUND
Operating segments
The business is managed as four reportable segments: the Sterling Jewelers division (65.6% of sales and 108.3% of operating income), the UK Jewelry division (13.0% of sales and 9.0% of operating income), and the Zale division, which is comprised of the Zale Jewelry segment (18.6% of sales and (0.3)% of operating income) and the Piercing Pagoda segment (2.6% of sales and (1.1)% of operating income). All divisions are managed by executive committees, which report to Signet’s Chief Executive Officer, who reports to the Board of Directors of Signet (the “Board”). Each divisional executive committee is responsible for operating decisions within parameters established by the Board. Additionally, in the fourth quarter of Fiscal 2014, subsequent to the November 4, 2013, acquisition of a diamond polishing factory in Gaborone, Botswana, management established a separate reportable segment (“Other”) (0.2% of sales and (15.9)% of operating income), which consists of all non-reportable segments including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and corporate administrative functions. Detailed financial information about Signet’s segment information is found in Note 4 of Item 8.
Trademarks and trade names
Signet is not dependent on any material patents or licenses in any of its divisions. Signet has several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these registered trademarks and trade names include the following:

•
Sterling Jewelers division: Kay Jewelers®; Kay Jewelers Outlet®; Jared The Galleria Of Jewelry®; Jared VaultTM; Jared Jewelry BoutiqueTM; Jared Vivid®; JB Robinson® Jewelers; Marks & Morgan Jewelers®; Every kiss begins with Kay®; He went to Jared®; Celebrate Life. Express Love.®; the Leo® Diamond; Hearts Desire®; Artistry Diamonds®; Charmed Memories®; Diamonds in Rhythm®; and Open Hearts by Jane Seymour®.

•
Zale division: Zales®; Zales JewelersTM; Zales the Diamond Store®; Zales the Online Diamond StoreTM; Zales Outlet®; Gordon's Jewelers®; Peoples Jewellers®; Peoples the Diamond Store®; Peoples Outlet the Diamond Store®; Mappins®; Piercing Pagoda®; Arctic Brilliance Canadian DiamondsTM; Candy Colored Diamonds and Gemstones®; Celebration Diamond®; The Celebration Diamond Collection®; and Unstoppable LoveTM.

•	UK Jewelry division: H.Samuel; Ernest Jones; Ernest Jones Outlet Collection; Leslie Davis; and Forever Diamonds.
Store locations
Signet operates retail jewelry stores in a variety of real estate formats including mall-based, free-standing, strip center and outlet store locations. As of January 31, 2015, Signet operated 3,579 stores and kiosks across 4.8 million square feet of retail space. This represented an increase of 82.2% and 48.1% in locations and retail space, respectively, due primarily to the Acquisition. Excluding Zale, locations and retail space increased by 1.9% and 4.4%, respectively. During Fiscal 2015, Signet opened 95 stores, acquired 1,619 stores in the Acquisition and closed 99 stores. Store locations by country and territory as of January 31, 2015, are as follows:

	Sterling Jewelers division				Zale division						UK Jewelry division			Signet
	Kay	Jared	Regional brands	Total	Zales	Peoples	Regional brands	Total Zale Jewelry	Piercing Pagoda	Total	H.Samuel	Ernest Jones	Total	Total stores
US	1,094	253	157	1,504	706	—	67	773	591	1,364	—	—	—	2,868
Canada	—	—	—	—	—	144	43	187	—	187	—	—	—	187
Puerto Rico	—	—	—	—	10	—	2	12	14	26	—	—	—	26
United Kingdom	—	—	—	—	—	—	—	—	—	—	280	189	469	469
Republic of Ireland	—	—	—	—	—	—	—	—	—	—	20	6	26	26
Channel Islands	—	—	—	—	—	—	—	—	—	—	2	1	3	3
Total	1,094	253	157	1,504	716	144	112	972	605	1,577	302	196	498	3,579
Store locations by US state, Canadian province and Puerto Rico, as of January 31, 2015, are as follows:

	Sterling Jewelers division				Zale division						Signet
	Kay	Jared	Regional brands	Total	Zales	Peoples	Regional brands	Total Zale Jewelry	Piercing Pagoda	Total	Total Stores
Alabama	23	1	4	28	12	—	—	12	2	14	42
Alaska	3	—	1	4	2	—	—	2	—	2	6
Arizona	16	9	1	26	14	—	1	15	11	26	52
Arkansas	7	1	—	8	9	—	4	13	—	13	21
California	80	17	3	100	61	—	—	61	35	96	196
Colorado	15	6	3	24	16	—	—	16	5	21	45
Connecticut	12	2	3	17	9	—	—	9	14	23	40
Delaware	4	1	—	5	4	—	2	6	6	12	17
Florida	79	22	10	111	56	—	7	63	70	133	244
Georgia	46	11	5	62	18	—	—	18	8	26	88
Hawaii	6	—	—	6	7	—	—	7	—	7	13
Idaho	4	1	—	5	1	—	—	1	—	1	6
Illinois	43	12	6	61	25	—	—	25	20	45	106
Indiana	26	6	7	39	12	—	—	12	11	23	62
Iowa	15	1	1	17	6	—	—	6	3	9	26
Kansas	8	2	2	12	7	—	—	7	4	11	23
Kentucky	18	3	6	27	7	—	—	7	7	14	41
Louisiana	16	3	1	20	15	—	8	23	—	23	43
Maine	5	1	1	7	1	—	—	1	2	3	10
Maryland	30	9	7	46	14	—	—	14	23	37	83
Massachusetts	23	4	5	32	10	—	—	10	28	38	70
Michigan	37	7	10	54	20	—	—	20	10	30	84
Minnesota	17	5	3	25	9	—	—	9	8	17	42
Mississippi	11	—	—	11	8	—	—	8	—	8	19
Missouri	17	5	—	22	11	—	1	12	6	18	40
Montana	3	—	—	3	1	—	—	1	—	1	4
Nebraska	7	—	—	7	3	—	—	3	1	4	11
Nevada	11	3	1	15	6	—	2	8	5	13	28
New Hampshire	11	4	2	17	6	—	—	6	8	14	31
New Jersey	28	6	—	34	18	—	—	18	30	48	82
New Mexico	5	1	—	6	9	—	4	13	4	17	23

New York	59	7	5	71	38	—	1	39	63	102	173
North Carolina	41	11	1	53	15	—	1	16	19	35	88
North Dakota	4	—	—	4	4	—	—	4	—	4	8
Ohio	56	17	28	101	13	—	—	13	25	38	139
Oklahoma	8	2	—	10	10	—	5	15	—	15	25
Oregon	15	3	1	19	5	—	—	5	4	9	28
Pennsylvania	61	10	8	79	35	—	1	36	64	100	179
Rhode Island	3	—	—	3	1	—	—	1	3	4	7
South Carolina	24	4	2	30	9	—	—	9	5	14	44
South Dakota	2	—	—	2	3	—	—	3	1	4	6
Tennessee	25	8	4	37	16	—	1	17	2	19	56
Texas	69	29	—	98	98	—	28	126	21	147	245
Utah	10	3	—	13	4	—	—	4	3	7	20
Vermont	2	—	—	2	2	—	—	2	1	3	5
Virginia	39	9	8	56	26	—	—	26	25	51	107
Washington	19	3	8	30	14	—	—	14	10	24	54
West Virginia	9	—	6	15	6	—	1	7	11	18	33
Wisconsin	20	4	4	28	7	—	—	7	13	20	48
Wyoming	2	—	—	2	3	—	—	3	—	3	5
US	1,094	253	157	1,504	706	—	67	773	591	1,364	2,868

Alberta	—	—	—	—	—	25	8	33	—	33	33
British Columbia	—	—	—	—	—	21	4	25	—	25	25
Manitoba	—	—	—	—	—	5	1	6	—	6	6
New Brunswick	—	—	—	—	—	4	—	4	—	4	4
Newfoundland	—	—	—	—	—	2	—	2	—	2	2
Nova Scotia	—	—	—	—	—	8	2	10	—	10	10
Ontario	—	—	—	—	—	68	27	95	—	95	95
Prince Edward Island	—	—	—	—	—	2	1	3	—	3	3
Saskatchewan	—	—	—	—	—	9	—	9	—	9	9
Canada	—	—	—	—	—	144	43	187	—	187	187

Puerto Rico	—	—	—	—	10	—	2	12	14	26	26

Total North America	1,094	253	157	1,504	716	144	112	972	605	1,577	3,081
Guest experience
The guest experience is an essential element in the success of our business and Signet strives to continually improve the quality of the guest experience. Therefore the ability to recruit, develop and retain qualified sales associates is an important element in enhancing guest satisfaction. Accordingly, each division has in place comprehensive recruitment, training and incentive programs; uses employee and guest satisfaction metrics to monitor and improve performance; and engages in an annual flagship training conference ahead of the holiday season.
Digital ecosystem
As a specialty jeweler, Signet's business differs from many other retailers such that a purchase of merchandise from any of Signet's stores is personal, intimate and typically viewed as an important experience. Due to this dynamic, guests often invest time on Signet websites and social media to experience the merchandise assortments prior to visiting brick-and-mortar stores to execute a purchase transaction. At times, particularly related to high value transactions, guests will supplement their on-line experience with an in-store visit prior to finalizing a fashion or gift-giving decision. Distinguishing whether the Company's performance is driven by the initial exposure to the on-line assortment versus the merchandising and experience with in-store professionals is not a primary focus of management, as electronic efforts are a support channel for all store brands.

Signet's websites provide guests with a source of information on merchandise available, as well as the ability to buy online. Our websites are integrated with each division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the guest. Our websites make an important and growing contribution to the guest experience, as well as to each division’s marketing programs. In recent years, significant investments and initiatives have been completed to drive growth within our eCommerce selling channel. These investments include:

•	Optimization of brand websites for both desktop and mobile devices with improved functionality in product search and navigation;

•	Increased merchandise assortment;

•	Investments in social media, including Facebook and Twitter, as well as a YouTube channel; and

•	Improvements in store broadband to enhance in-store eCommerce sales.
Signet’s supplier relationships allow it to display suppliers’ inventories on the brand websites for sale to guests without holding the items in its inventory until the products are ordered by guests, which are referred to as “virtual inventory.” Virtual inventory expands the choice of merchandise available to guests both online and in-store.
Raw materials
The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a much lesser extent, other precious and semi-precious metals and stones. Diamonds account for about 45%, and gold about 15%, of Signet’s cost of merchandise sold, respectively.
Signet undertakes hedging for a portion of its requirement for gold through the use of net zero-cost collar arrangements, forward contracts and commodity purchasing. It is not possible to hedge against fluctuations in the cost of diamonds. The cost of raw materials is only part of the costs involved in determining the retail selling price of jewelry, with labor costs also being a significant factor.
Diamond sourcing
Signet procures its diamonds mostly as finished jewelry and to a smaller extent as loose cut-and-polished stones and rough stones.
Finished jewelry
Merchandise is purchased as finished product where the items are relatively more complex, have less predictable sales patterns or where it is cost effective to do so. This method of buying inventory provides the opportunity to reserve inventory held by vendors and to make returns or exchanges with suppliers, thereby reducing the risk of over- or under-purchasing. Signet’s scale, strong balance sheet and robust procurement systems enable it to purchase merchandise at advantageous prices and on favorable terms.
Loose diamonds
Signet purchases loose polished diamonds in global markets (e.g. India, Israel) from a variety of sources (e.g. polishers, traders). Signet mounts stones in settings purchased from manufacturers using third parties and in-house resources. By using these approaches, the cost of merchandise is reduced and the consistency of quality is maintained enabling Signet to provide better value to guests. Buying loose diamonds helps allow Signet’s buyers to gain a detailed understanding of the manufacturing cost structures and, in turn, leverage that knowledge with regard to negotiating better prices for the supply of finished products.
Rough diamonds
Signet continues to take steps to advance its vertical integration, which includes rough diamond sourcing and manufacturing. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for guests of all divisions while achieving further efficiencies in the supply chain. In Fiscal 2013, Signet was appointed by Rio Tinto as a Select Diamantaire, which provides the Company with a contracted allocation of rough diamonds provided by Rio Tinto, as well as entering into other supplier agreements. In Fiscal 2014, Signet acquired a diamond polishing factory in Gaborone, Botswana and established a diamond buying office in India. In Fiscal 2015, Signet was appointed a sightholder by DeBeers, which further increased Signet's supply of rough diamonds, and Signet established a jewelry design center in New York. These developments in Signet’s long-term diamond sourcing capabilities allow Signet to buy rough diamonds directly from the miners and then have the stones marked, cut and polished in its own polishing facility. Any stones deemed unsuitable for Signet's needs are sold to third parties with the objective of recovering the original cost of the stones. Signet's sourcing initiative in Fiscal 2014 and 2015 was primarily focused on supplying the diamond needs of the Sterling Jewelers division which has since been expanded to include all Signet divisions. In Fiscal 2015, Signet's rough diamond to polish initiative, through its Signet Direct Diamond Sourcing subsidiary, was responsible for approximately 50% of the Sterling Jewelers division's loose diamond purchases.
Merchandising and purchasing
Management believes that merchandise selection, availability and value are critical success factors for its business. The range of merchandise offered and the high level of inventory availability are supported centrally by extensive and continuous research and testing. Best-selling products are identified and replenished rapidly through analysis of sales by stock keeping unit. This approach enables Signet to deliver a focused assortment of merchandise to maximize sales and inventory turn, and minimize the need for discounting. Signet believes it is better able to offer greater value and consistency of merchandise than its competitors, due to its supply chain strengths. In addition, in recent years management has continued

to develop, refine and execute a strategy to increase the proportion of branded differentiated and exclusive merchandise sold, in response to guest demand.
The scale and information systems available to management and the gradual evolution of jewelry fashion trends allow for the careful testing of new merchandise in a range of representative stores. This enables management to make more informed investment decisions about which merchandise to select, thereby increasing Signet's ability to satisfy guests’ requirements while reducing the likelihood of having to discount merchandise.
Merchandise mix
Details of merchandise mix (excluding repairs, warranty and other miscellaneous sales) are shown below:

	Sterling Jewelers division	Zale division	UK Jewelry division		Total Signet
Fiscal 2015
Diamonds and diamond jewelry	76%	61%	31%		63%
Gold and silver jewelry, including charm bracelets	10%	26%	19%		14%
Other jewelry	8%	9%	17%	(1)	11%
Watches	6%	4%	33%		12%
	100%	100%	100%		100%
Fiscal 2014
Diamonds and diamond jewelry	75%	n/a	30%		64%
Gold and silver jewelry, including charm bracelets	11%	n/a	19%		15%
Other jewelry	8%	n/a	18%	(1)	8%
Watches	6%	n/a	33%		13%
	100%	n/a	100%		100%
Fiscal 2013
Diamonds and diamond jewelry	74%	n/a	28%		63%
Gold and silver jewelry, including charm bracelets	11%	n/a	20%		12%
Other jewelry	9%	n/a	19%	(1)	11%
Watches	6%	n/a	33%		14%
	100%	n/a	100%		100%
(1) UK Jewelry division's other jewelry sales include gift category sales.
n/a Not applicable as Zale division was acquired on May 29, 2014.
The bridal category, which includes engagement, wedding and anniversary purchases, is predominantly diamond jewelry. The bridal category experiences stable demand, but is still dependent on the economic environment as guests can trade up or down price points depending on their available budget. In Fiscal 2015, bridal growth was driven primarily by the branded bridal portfolio and bridal represented approximately 50% of Signet's total merchandise sales. Customer financing is an important element in enabling Signet's bridal business.
Gift giving is particularly important during the Holiday Season, Valentine’s Day and Mother’s Day. In Fiscal 2015, Signet had several successful fashion jewelry collections including Le Vian®, Diamonds in Rhythm®, Unstoppable Love®, and Michael Kors (not all collections are sold in every store brand).
A further categorization of merchandise is core merchandise, third party branded as well as branded differentiated and exclusive. Core merchandise includes items and styles, such as solitaire rings and diamond stud earrings, which are uniquely designed, as well as items that are generally available from other jewelry retailers. It also includes styles such as diamond fashion bracelets, rings and necklaces. Third party branded merchandise includes mostly watches, but also includes ranges such as charm bracelets produced by Pandora®. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available in other jewelry retailers.
Branded differentiated and exclusive ranges
Management believes that the development of branded differentiated and exclusive merchandise raises the profile of Signet’s stores, helps to drive sales and provides its well-trained sales associates with a powerful selling proposition. National television advertisements include elements that drive brand awareness and purchase intent of these ranges. Management believes that Signet’s scale and proven record of success in developing branded differentiated and exclusive merchandise attracts offers of such programs from jewelry manufacturers, designers and others ahead of competing retailers, and enables it to leverage its supply chain strengths. Management plans to develop additional branded differentiated and exclusive ranges as appropriate and to further expand and refine those already launched.
Branded differentiated and exclusive merchandise offered in our various store brands includes:

•	Artistry Diamonds®, genuine diamonds in an ultimate palette of colors;

•	Celebration Diamond® Collection, diamond jewelry that has been expertly cut to maximize its brilliance and beauty;

•	Charmed Memories®, a create your own charm bracelet collection;

•	Diamonds in Rhythm®, diamonds set at precise angle to allow for continuous movement of center diamond and amazing effect;

•	Jared Vivid® Diamonds, the brilliance of diamonds combined with the vitality of color;

•	Le Vian®exclusive collections of jewelry, famed for its handcrafted unique designs and colors;

•	Leo® Diamond collection, the first diamond to be independently and individually certified to be visibly brighter;

•	Lois Hill®, reaches back through the centuries and across the globe to create her collection of jewelry;

•	Neil Lane Bridal® , a vintage-inspired bridal collection by the celebrated jewelry designer Neil Lane;

•	Neil Lane Designs®, hand-crafted diamond rings, earrings and necklaces inspired by Hollywood’s glamorous past;

•	Open Hearts by Jane Seymour®, a collection of jewelry designed by the actress and artist Jane Seymour;

•	Tolkowsky®, an ideal cut diamond “Invented by Tolkowsky, Perfected by Tolkowsky”®;

•	Unstoppable LoveTM, features shimmering diamonds in movable settings that sparkle with every turn;

•	Vera Wang LOVE® collection, bridal jewelry designed by the most recognizable name in the wedding business, Vera Wang.
Merchandise held on consignment
Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and obsolescence, and provides the flexibility to return non-performing merchandise. Primarily all of Signet’s consignment inventory is held in the US.
Suppliers
In Fiscal 2015, the five largest suppliers collectively accounted for approximately 16% of total purchases, with the largest supplier comprising 4%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.
Marketing and advertising
Customers’ confidence in our retail brands, store brand name recognition and advertising of branded differentiated and exclusive ranges are important factors in determining buying decisions in the jewelry industry where the majority of merchandise is unbranded. Therefore, Signet continues to strengthen and promote its store brands and merchandise brands by delivering superior customer service and building brand name recognition. The marketing channels used include television, digital media (desktop, mobile and social), radio, print, catalog, direct mail, telephone marketing, point of sale signage and in-store displays, as well as coupon books and outdoor signage for the Outlet channels.
While marketing activities are undertaken throughout the year, the level of activity is concentrated at periods when guests are expected to be most receptive to marketing messages, which is ahead of Christmas Day, Valentine’s Day and Mother’s Day. A significant majority of the expenditure is spent on national television advertising, which is used to promote the store brands. Within such advertisements, Signet also promotes certain merchandise ranges, in particular its branded differentiated and exclusive merchandise and other branded products. Statistical and technology-based systems are employed to support customer relationship marketing programs that use a proprietary database to build guest loyalty and strengthen the relationship with guests through mail, telephone, eMail and social media communications. The programs target current guests with special savings and merchandise offers during key sales periods. In addition, invitations to special in-store promotional events are extended throughout the year.

Details of gross advertising spending by division, including as a percentage of divisional sales, are shown below:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Gross advertising spending	as a % of divisional sales	Gross advertising spending	as a % of divisional sales	Gross advertising spending	as a % of divisional sales
	(in millions)		(in millions)		(in millions)
Sterling Jewelers division	$246.6	6.6%	$233.6	6.6%	$224.3	6.9%
Zale division	64.6	5.3%	n/a	n/a	n/a	n/a
UK Jewelry division	21.8	2.9%	20.2	3.0%	21.5	3.0%
Signet	$333.0	5.8%	$253.8	6.0%	$245.8	6.2%
n/a Not applicable as Zale division was acquired on May 29, 2014.
Real estate
Management has specific operating and financial criteria that have to be satisfied before investing in new stores or renewing leases on existing stores. Substantially all the stores operated by Signet are leased. In Fiscal 2015, global net store space increased 48.1% due to the Zale acquisition as well as new store growth. Excluding Zale, global net store space increased 4.4%. The greatest opportunity for new stores is in locations outside traditional covered regional malls.
Recent investment in the store portfolio is set out below:

(in millions)	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2015
New store capital investment	$52.6	$4.4	$2.4	$59.4
Remodels and other store capital investment	52.6	15.1	11.3	79.0
Total store capital investment	$105.2	$19.5	$13.7	$138.4

Fiscal 2014
New store capital investment	$54.0	n/a	$1.5	$55.5
Remodels and other store capital investment	46.3	n/a	10.3	56.6
Total store capital investment	$100.3	n/a	$11.8	$112.1

Fiscal 2013
New store capital investment	$29.1	n/a	$0.6	$29.7
Remodels and other store capital investment	48.3	n/a	13.2	61.5
Total store capital investment	$77.4	n/a	$13.8	$91.2
n/a Not applicable as Zale division was acquired on May 29, 2014. See Note 3 of Item 8 for additional information.
Seasonality
Signet’s sales are seasonal, with the first quarter slightly exceeding 20% of annual sales, the second and third quarters each approximating 20% and the fourth quarter accounting for almost 40% of annual sales, with December being by far the most important month of the year. The “Holiday Season” consists of sales made in November and December. As a result, approximately 45% to 55% of Signet’s operating income normally occurs in the fourth quarter, comprised of nearly all of the UK Jewelry and Zale divisions’ operating income and about 40% to 45% of the Sterling Jewelers division’s operating income.
Employees
In Fiscal 2015, the average number of full-time equivalent persons employed was 28,949. In addition, Signet usually employs a limited number of temporary employees during its fourth quarter. None of Signet’s employees in the UK and less than 1% of Signet’s employees in the US and Canada are covered by collective bargaining agreements. Signet considers its relationship with its employees to be excellent.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Average number of employees:(1)
Sterling Jewelers	16,147	14,829	14,686	(2)
Zale(3)	9,241	n/a	n/a
UK Jewelry	3,292	3,104	3,156
Other(4)	269	246	35
Total	28,949	18,179	17,877
(1) Full-time equivalents ("FTEs").
(2) Average number of employees includes 830 FTEs employed by Ultra.
(3) Includes 1,217 FTEs employed in Canada.
(4) Includes corporate employees and employees employed at the diamond polishing plant located in Botswana.
n/a Not applicable as Zale division was acquired on May 29, 2014.
Regulation
Signet is required to comply with numerous laws and regulations covering areas such as consumer protection, consumer privacy, data protection, consumer credit, consumer credit insurance, health and safety, waste disposal, supply chain integrity, truth in advertising and employment legislation. Management monitors changes in these laws to endeavor to comply with applicable requirements.
THE MARKET
Sector
Signet's divisions operate in the US, Canada and UK markets. A description follows of the data used by Signet to understand the size and structure of each market:
US
Calendar 2013 estimates are used by Signet to understand the size and structure of the US jewelry market as the provisional estimates for calendar 2014 available at the time of filing have historically been subject to frequent and sometimes large revisions.
Total US jewelry sales, including watches and fashion jewelry, are estimated by the US Bureau of Economic Analysis (“BEA”) to have been $76.9 billion in calendar 2013 in their February 2015 data release. The US jewelry market has grown at a compound annual growth rate of 4.1% over the last 25 years to calendar 2013 with significant variation over shorter term periods.
In calendar 2013, the US jewelry market grew by an estimated 6.3% (source: BEA, February 2015). The specialty jewelry sector is estimated to have grown by 5.6% to $33.2 billion in calendar 2013 (source: US Census Bureau, February 2015). The specialty sector of the jewelry market share in calendar 2013 was 43.2% as compared to 43.5% in calendar 2012. The Bureau of Labor Statistics estimated that, in calendar 2013, there were 21,932 specialty jewelry stores in the US (2012: 22,080), a reduction of 0.7% compared to the prior year.
Canada
Calendar 2013 estimates are used by Signet to understand the size and structure of the Canadian jewelry market as calendar 2014 estimates are unavailable at the time of the annual report.
Total Canadian jewelry sales, including watches and fashion jewelry, are estimated by Euromonitor International to have been C$5.8 billion in calendar 2013, an increase of 3.0% compared to calendar 2012. The Canadian jewelry market has grown at a compound annual growth rate of 4.8% over the last 4 years to calendar 2013.
UK
The UK market includes specialty retail jewelers and general retailers who sell jewelry and watches, such as catalog showrooms, department stores, supermarkets, mail order catalogs and internet based retailers. The retail jewelry market is very fragmented and competitive, with a substantial number of independent specialty jewelry retailers. There are approximately 4,000 specialty retail jewelry stores in the UK as of December 2014, a decrease from approximately 4,030 specialty retail jewelry stores in December 2013 (source: IBISWorld).
STERLING JEWELERS DIVISION
US market
Sterling Jewelers’ share of sales made by jewelry and watch retailers in the US market was 4.6% in calendar 2013 (calendar 2012: 4.5%), and its share of sales made by specialty jewelry retailers was 10.6% in calendar 2013 (calendar 2012: 10.4%), based on estimates by the US Census Bureau.

Sterling Jewelers store brand reviews
Store activity by brand

	Fiscal 2015	Fiscal 2014		Fiscal 2013
Kay	58	63		46	(2)
Jared	17	13		7
Regional brands	—	35	(1)	110	(3)
Total stores opened or acquired during the year	75	111		163

Kay	(20)	(22)		(17)
Jared	—	—		—
Regional brands	(22)	(61)	(1)	(21)
Total stores closed during the year	(42)	(83)		(38)

Kay	1	65		—
Jared	33	—		—
Regional brands	(34)	(65)		—
Total logo conversions	—	—		—

Kay	1,094	1,055		949
Jared	253	203		190
Regional brands	157	213		304	(5)
Total stores open at the end of the year	1,504	1,471		1,443

Kay	$2.112	$2.033		$2.002
Jared	$4.794	$5.299		$5.201
Regional brands	$1.318	$1.243		$1.292	(6)
Average sales per store (millions)(4)	$2.467	$2.361		$2.351

Kay	1,597	1,489		1,288
Jared	1,089	983		923
Regional brands	196	276		411	(7)
Total net selling square feet (thousands)	2,882	2,748		2,622

Increase in net store space	5%	5%		11%
(1) Includes the remaining 30 Ultra stores not converted to the Kay brand in Fiscal 2014.
(2) Includes five mall stores that relocated to an off-mall location in Fiscal 2013.
(3) Excludes 33 Ultra licensed jewelry departments.
(4) Based only upon stores operated for the full fiscal year and calculated on a 52 week basis.
(5) Includes 110 Ultra stores, which were previously disclosed separately.
(6) Excludes impact of Ultra stores, which were acquired during Fiscal 2013.
(7) Includes 170 thousand net selling square feet from Ultra stores, which were previously disclosed separately.

Sales data by brand

		Change from previous year
Fiscal 2015	Sales (millions)	Total sales	Same store sales
Kay	$2,346.2	8.6%	5.7%
Jared	1,188.8	8.9%	3.8%
Regional brands	230.0	(13.4)%	0.3%
Sterling Jewelers	$3,765.0	7.0%	4.8%
Kay Jewelers
Kay accounted for 41% of Signet's sales in Fiscal 2015 (Fiscal 2014: 51%) and operated 1,094 stores in 50 states as of January 31, 2015 (February 1, 2014: 1,055 stores). Since 2004, Kay has been the largest specialty retail jewelry store brand in the US based on sales, and has subsequently increased its leadership position. Kay targets households with an income of between $35,000 and $100,000, with a midpoint target of approximately $70,000.
Details of Kay’s performance over the last three years is shown below:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Sales (millions)	$2,346.2	$2,157.8	$1,953.3
Average sales per store (millions)	$2.112	$2.033	$2.002
Stores at year end	1,094	1,055	949
Total net selling square feet (thousands)	1,597	1,489	1,288
Kay mall stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space, whereas Kay off-mall stores typically occupy about 2,200 square feet and have approximately 1,800 square feet of selling space. Kay operates in regional malls and off-mall stores. Off-mall stores primarily are located in outlet malls and power centers. Management believes off-mall expansion is supported by the willingness of guests to shop for jewelry at a variety of real estate locations and that increased diversification is important for growth as increasing the store count further leverages the strong Kay brand, marketing support and the central overhead.
The following table summarizes the current composition of stores as of January 31, 2015 and net openings (closures) in Fiscal 2015:

		Net openings (closures)
	Stores at January 31, 2015	Fiscal 2015	Fiscal 2014	Fiscal 2013
Mall	764	2	5	(3)
Off-mall and outlet	330	37	101	32
Total	1,094	39	106	29
Jared The Galleria Of Jewelry
With 253 stores in 39 states as of January 31, 2015 (February 1, 2014: 203 stores), Jared is a leading off-mall destination specialty retail jewelry store chain, based on sales. Jared accounted for 21% of Signet's sales in Fiscal 2015 (Fiscal 2014: 25%). The first Jared store was opened in 1993, and since its roll-out began in 1998, it has grown to become the fourth largest US specialty retail jewelry brand by sales. Based on its competitive strengths, particularly its scale, management believes that Jared has significant opportunity to grow. Potential guests who visit a destination store have a greater intention of making a jewelry purchase. Jared targets households with an income of between $50,000 and $150,000, with a midpoint target of approximately $100,000.
Details of Jared’s performance over the last three years is shown below:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Sales (millions)	$1,188.8	$1,064.7	$1,003.1
Average sales per store (millions) (1)	$4.794	$5.299	$5.201
Stores at year end	253	203	190
Total net selling square feet (thousands)	1,089	983	923
(1) In Fiscal 2015, average sales per store reflect impact of Jared outlet and mall store concepts.

Jared offers superior guest service and enhanced selection of merchandise. As a result of its larger size, more specialist sales associates are available to assist guests. In addition, every Jared store has an on-site design and service center where most repairs are completed within the same day. Each store also has at least one diamond viewing room, a children’s play area and complimentary refreshments.
The typical Jared store has about 4,800 square feet of selling space and approximately 6,000 square feet of total space. Jared locations are normally free-standing sites with high visibility and traffic flow, positioned close to major roads within shopping developments. Jared stores usually operate in retail centers that normally contain strong retail co-tenants, including big box, destination stores and some smaller specialty units.
Jared also operates an outlet-mall concept known as Jared Vault. These stores, converted from a previous outlet store acquisition, are smaller than off-mall Jareds and offer a mix of identical products as Jared as well as different, outlet-specific products at lower prices.
In Fiscal 2015, Signet began to test new Jared store concepts within malls, branded Jared Jewelry Boutiques. These mall stores have a smaller footprint than standard Jared locations, and generally less than 2,000 square feet of selling space.

		Net openings (closures)
	Stores at January 31, 2015	Fiscal 2015	Fiscal 2014	Fiscal 2013
Mall	8	8	—	—
Off-mall and outlet	245	42	13	7
Total	253	50	13	7
Sterling Jewelers regional brands
The Sterling Jewelers division also operates mall stores under a variety of established regional nameplates. Regional brands in the Sterling Jewelers division accounted for 4% of Signet's sales in Fiscal 2015 (Fiscal 2014: 7%) and as of January 31, 2015, include 157 regional brand stores in 32 states (February 1, 2014: 213 stores in 36 states). The leading brands include JB Robinson Jewelers, Marks & Morgan Jewelers and Belden Jewelers. Also included in the regional nameplates are Goodman Jewelers, LeRoy's Jewelers, Osterman Jewelers, Rogers Jewelers, Shaw's Jewelers and Weisfield Jewelers. All of these regional brand stores are located where there is also a Kay location.
Details of the regional brands’ performance over the last three years is shown below:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Sales (millions)	$230.0	$295.1	$317.5	(1)
Average sales per store (millions)	$1.318	$1.243	$1.292	(2)
Stores at year end	157	213	304	(3)
Total net selling square feet (thousands)	196	276	411	(4)
(1) Includes $45.7 million in sales from Ultra stores, which were previously disclosed separately.
(2) Excludes the average sales per store from the Ultra stores which were acquired during 2013.
(3) Includes 110 Ultra stores, which were previously disclosed separately.
(4) Includes 170 thousand net selling square feet from Ultra stores which were previously disclosed separately.
Sterling Jewelers operating review
Other sales
Custom design services represent less than 5% of sales but provide higher than average profitability. The Sterling Jewelers division expanded the custom jewelry initiative by creating a proprietary selling system and expanding in-store capabilities. Design & Service Centers, located in Jared stores, are staffed with skilled artisans who support the custom business generated by other Sterling Jewelers division stores as well as the Jared stores in which they are located. The custom design and repair function has its own field management and training structure.
Repair services represent less than 10% of sales and approximately 30% of transactions and are an important opportunity to build customer loyalty. The Jared Design & Service Centers, open the same hours as the store, also support other Sterling Jewelers division stores' repair business.
The Sterling Jewelers division sells, as separate items, extended service plans including lifetime repair service plans for jewelry and jewelry replacement plans. The lifetime repair service plans cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise. Jewelry replacement plans require the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged within a defined period in accordance with the plan agreement. Any repair work is performed in-house.
Customer finance
In the US market, offering financing benefits our guests and managing the process in-house is a strength of Signet’s Sterling Jewelers division. The Sterling Jewelers division establishes credit policies that take into account the overall impact on the business. In particular, the Sterling Jewelers division’s objective is to facilitate the sale of jewelry and to collect the outstanding credit balance as quickly as possible, minimizing risk and enabling the guest to make additional jewelry purchases using their credit facility. In contrast, management believes that many financial institutions focus on earning interest by maximizing the outstanding credit balance. The program:

•	utilizes proprietary authorization and collection models which consider information on the behavior of the division’s guests;

•	allows management to establish and implement service standards appropriate for the business;

•	provides a database of regular guests and their spending patterns; and

•	maximizes cost effectiveness by utilizing in-house capability.
The various customer finance programs assist in establishing and enhancing customer loyalty and complement the marketing strategy by enabling a greater number of purchases, higher units per transaction and greater value sales.
In addition to interest-bearing transactions that involve the use of in-house customer finance, a portion of credit sales are made using interest-free financing for one year, subject to certain conditions. In most US states, guests also are offered optional third-party credit insurance.
The customer financing operation is centralized and fully integrated into the management of the Sterling Jewelers division and is not a separate operating division nor does it report separate results. All assets and liabilities relating to customer financing are shown on the balance sheet and there are no associated off-balance sheet arrangements. The Sterling Jewelers division’s customer finance facility may only be used for purchases from the Sterling Jewelers division.
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
Each individual application for credit is evaluated centrally against set lending criteria. In Fiscal 2015 the Sterling Jewelers division invested in a new decision engine, which preserves requirements while allowing more refined scoring of applicants, allowing for optimum credit extensions. The risks associated with the granting of credit to particular groups of guests with similar characteristics are balanced against the gross merchandise margin earned by the proposed sales to those guests. Management believes that the primary drivers of the net bad debt to total Sterling Jewelers sales ratio are the effectivenes of the proprietary customer credit models used when granting customer credit, the procedures used to collect the outstanding balances, credit sales as a percentage to total Sterling Jewelers sales and the overall macro-economic environment. Cash flows associated with the granting of credit to guests of the individual store are included in the projections used when considering store investment proposals.
Customer financing statistics (1)

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Total sales (million)	$3,765.0	$3,517.6	$3,273.9
Credit sales (million)	$2,277.1	$2,028.0	$1,862.9
Credit sales as % of total Sterling Jewelers sales (2)	60.5%	57.7%	56.9%
Net bad debt expense (million) (3)	$160.0	$138.3	$122.4
Net bad debt as a % of total Sterling Jewelers sales	4.2%	3.9%	3.7%
Net bad debt as a % of Sterling Jewelers credit sales	7.0%	6.8%	6.6%
Opening receivables (million)	$1,453.8	$1,280.6	$1,155.5
Closing receivables (million)	$1,660.0	$1,453.8	$1,280.6
Number of active credit accounts at year end (4)	1,352,298	1,256,003	1,173,053
Average outstanding account balance at year end	$1,245	$1,175	$1,110
Average monthly collection rate	11.9%	12.1%	12.4%
Ending bad debt allowance as a % of ending account receivables (1)	6.8%	6.7%	6.8%

Credit portfolio impact:
Net bad debt expense (million) (3)	$(160.0)	$(138.3)	$(122.4)
Interest income from in-house customer finance programs (million) (5)	$217.9	$186.4	$159.7
	$57.9	$48.1	$37.3
(1) See Note 10, Item 8.
(2) Including any deposits taken at the time of sale.
(3) Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(4) The number of active accounts is based on credit cycle end date closest to the fiscal year end date.
(5) See Note 9, Item 8. Primary component of other operating income, net, on the consolidated income statement.

Customer financing administration
Authorizations and collections are performed centrally within the Sterling Jewelers division. The majority of credit applications are processed and approved automatically after being initiated via in-store terminals or online through the Sterling Jewelers division’s websites. The remaining applications are reviewed by the division’s credit authorization personnel. All applications are evaluated by proprietary credit scoring models. Collections focus on a quality guest experience using risk-based calling and strategic account segmentation. Investments are geared towards best in class technology, system support and strategy analytics with the objective of maximizing effectiveness.
ZALE DIVISION
The Zale division consists of two reportable segments: Zale Jewelry and Piercing Pagoda. Zale Jewelry operates jewelry stores located primarily in shopping malls throughout the US, Canada and Puerto Rico. Piercing Pagoda operates through mall-based kiosks throughout the US and Puerto Rico. On May 29, 2014, Signet acquired 100% of the outstanding shares of Zale Corporation and Zale Corporation became a wholly-owned consolidated subsidiary of Signet. As such, Fiscal 2015 reflects only the results since the Acquisition.

Zale store brand reviews
Store activity by brand

Fiscal 2015
Zales	731
Peoples	146
Regional brands	139
Total Zale Jewelry	1,016
Piercing Pagoda	615
Total stores opened or acquired during the year	1,631

Zales	(15)
Peoples	(2)
Regional brands	(27)
Total Zale Jewelry	(44)
Piercing Pagoda	(10)
Total stores closed during the year	(54)

Zales	716
Peoples	144
Regional brands	112
Total Zale Jewelry	972
Piercing Pagoda	605
Total stores open at the end of the year	1,577

Zales	$0.942
Peoples	$1.096
Regional brands	$0.382
Total Zale Jewelry	$0.934
Piercing Pagoda	$0.228
Average sales per store (millions)	$0.662

Zales	990
Peoples	192
Regional brands	125
Total Zale Jewelry	1,307
Piercing Pagoda	115
Total net selling square feet (thousands)	1,422

Sales data by brand

Fiscal 2015	Sales (millions)	Same store sales
Zales	$800.9	1.6%
Peoples	174.5	4.6%
Regional brands	93.3	(2.6)%
Total Zale Jewelry	$1,068.7	1.7%
Piercing Pagoda	146.9	0.2%
Zale division (1)	$1,215.6	1.5%
(1) The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.
Zale Jewelry
Zale Jewelry is comprised of three core national brands, Zales Jewelers, Zales Outlet and Peoples Jewellers and two regional brands, Gordon's Jewelers and Mappins Jewellers. Each brand specializes in jewelry and watches, with merchandise and marketing emphasis focused on diamond products.
Zales Jewelers, including Zales Outlet
Zales Jewelers operates primarily in shopping malls and offers a broad range of bridal, diamond solitaire and fashion jewelry. Zales Outlet operates in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers' national marketing and brand recognition. Zales Jewelers and Zales Outlet are collectively referred to as "Zales."
Zales accounted for 14% of Signet's sales in Fiscal 2015 and operated a total of 716 stores, including 706 stores in the United States and 10 stores in Puerto Rico as of January 31, 2015. Zales is positioned as "The Diamond Store" given its emphasis on diamond jewelry, especially in bridal and fashion. The Zales brand complements its merchandise assortments with promotional strategies to increase sales during traditional gift-giving periods and throughout the year.
Details of Zales' performance since the Acquisition is shown below:

Fiscal 2015
Sales (millions)	$800.9
Average sales per store (millions)	$0.942
Stores at year end	716
Total net selling square feet (thousands)	990
Zales mall stores typically occupy about 1,700 square feet and have approximately 1,300 square feet of selling space, whereas Zales off-mall stores typically occupy about 2,400 square feet and have approximately 1,700 square feet of selling space.
The following table summarizes the current composition of stores as of January 31, 2015 and net openings (closures) since the Acquisition:

Fiscal 2015	Stores at January 31, 2015	Net openings (closures)
Mall	592	(6)
Off-mall and outlet	124	—
Total	716	(6)
Peoples Jewellers
Founded in 1919, Peoples Jewellers ("Peoples") is Canada's largest jewelry retailer, offering jewelry at affordable prices. Peoples accounted for 3% of Signet's sales in Fiscal 2015 and operated 144 stores in Canada as of January 31, 2015. Peoples is positioned as "Canada's #1 Diamond Store" emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches.

Details of Peoples' performance since the Acquisition is shown below:

Fiscal 2015
Sales (millions)	$174.5
Average sales per store (millions)	$1.096
Stores at year end	144
Total net selling square feet (thousands)	192
Peoples stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space.
Zale Jewelry regional brands
The Zale division also operates the regional store brands Gordon's Jewelers ("Gordon's"), in the US, and Mappins Jewellers ("Mappins"), in Canada. Regional brands in the Zale Jewelry segment accounted for 2% of Signet's sales in Fiscal 2015 and operated a total of 112 stores, including 67 stores in the US, 43 stores in Canada and 2 stores in Puerto Rico as of January 31, 2015. Details of regional brands' performance since the Acquisition is shown below:

Fiscal 2015
Sales (millions)	$93.3
Average sales per store (millions)	$0.382
Stores at year end	112
Total net selling square feet (thousands)	125
Piercing Pagoda
Piercing Pagoda operates through mall-based kiosks in the US and Puerto Rico. Piercing Pagoda accounted for 3% of Signet's sales in Fiscal 2015 and operated a total of 605 stores, including 591 stores in the United States and 14 stores in Puerto Rico as of January 31, 2015. Details of Piercing Pagoda's performance since the Acquisition is shown below:

Fiscal 2015
Sales (millions)	$146.9
Average sales per store (millions)	$0.228
Stores at year end	605
Total net selling square feet (thousands)	115
Kiosks are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. At the entry-level price point, Piercing Pagoda offers a selection of gold, silver and diamond jewelry in basic styles at moderate prices.
Zale operating review
Other sales
Repair services, which the Zale division currently utilizes third party vendors for, represent less than 5% of sales and are an important opportunity to build customer loyalty. The Zale division also sells, as separate items, lifetime extended service plans on certain products, which cover ring sizing and breakage on fine jewelry. These plans also include an option to purchase theft protection for a two-year period. Other plans offered to guests of Zale Jewelry include two year watch warranties and credit insurance for private label credit card guests. Zale Jewelry and Piercing Pagoda also offer a one year breakage warranty program.
Customer finance
Management believes offering customer finance programs helps facilitate the sale of merchandise to guests who wish to finance their purchases rather than use cash or other payment sources. Guests are offered revolving and interest free credit plans under our private label credit card programs, in conjunction with other alternative finance vehicles that allow the Zale division to provide guests with a variety of financing options. Approximately 40% of sales in the US were financed by private label customer credit in Fiscal 2015. Canadian private label credit card sales represented approximately 21% of Canadian sales in Fiscal 2015.
Commodities, including foreign exchange exposure
Fine gold and loose diamonds account for about 16% and 43%, respectively, of the merchandise cost of goods sold in the Zale division. The prices of these are determined by international markets and the Canadian dollar to US dollar exchange rate, which impacts the financial results of the Canadian subsidiary of the Zale Jewelry segment. In total, about 17% of goods purchased in the Zale division are denominated in Canadian dollars.
UK JEWELRY DIVISION
The UK Jewelry division transacts mainly in British pounds, as sales and the majority of operating expenses are incurred in that currency and its results are then translated into US dollars for external reporting purposes. The following information for the UK Jewelry division is given in British pounds as management believes that this presentation assists in the understanding of the performance of the UK Jewelry division. Movements in the US dollar to British pound exchange rate therefore may have an impact on the results of Signet (as reflected in the table below), particularly in periods of exchange rate volatility. See Item 6 for analysis of results at constant exchange rates; non-GAAP measures.
UK market
Ernest Jones and H.Samuel compete with a large number of independent jewelry retailers, as well as catalog showroom operators, discount jewelry retailers, supermarkets, apparel and accessory fashion stores, online retailers and auction sites.
UK Jewelry store brand reviews
Store activity by brand

	Fiscal 2015	Fiscal 2014	Fiscal 2013
H. Samuel	—	—	—
Ernest Jones(1)	8	2	1
Total stores opened or acquired during the year	8	2	1

H. Samuel	(2)	(14)	(19)
Ernest Jones(1)	(1)	(6)	(6)
Total stores closed during the year	(3)	(20)	(25)

H. Samuel	302	304	318
Ernest Jones(1)	196	189	193
Total stores open at the end of the year	498	493	511

H. Samuel	£0.760	£0.742	£0.713
Ernest Jones(1)	£1.092	£1.033	£1.003
Average sales per store (millions)	£0.887	£0.853	£0.820

H. Samuel	327	328	344
Ernest Jones(1)	185	175	172
Total net selling square feet (thousands)	512	503	516

Increase (decrease) in net store space	2%	(3)%	(3)%
(1) Includes stores selling under the Leslie Davis nameplate.
Sales data by brand

		Change from previous year
Fiscal 2015	Sales (millions)	Total sales	Total sales at constant exchange rates (1)(2)	Same store sales
H.Samuel	£240.3	5.6%	3.0%	3.9%
Ernest Jones (3)	217.8	11.8%	8.8%	7.0%
UK Jewelry	£458.1	8.5%	5.7%	5.3%
(1) Non-GAAP measure, see Item 6.
(2) The exchange translation impact on total sales of H.Samuel was 2.6% and on Ernest Jones was 3.0%.
(3) Includes stores selling under the Leslie Davis nameplate.

H.Samuel
H.Samuel accounted for 7% of Signet's sales in Fiscal 2015 (Fiscal 2014: 9%), and is the largest specialty retail jewelry store brand in the UK by number of stores. H.Samuel has 150 years of jewelry heritage and its customers typically have an annual household income of between £15,000 and £40,000. The typical store selling space is 1,100 square feet.
H.Samuel continues to focus on larger store formats in regional shopping centers, and the number of H.Samuel stand alone ‘High Street’ locations has therefore declined as leases expire. Details of H.Samuel's performance over the last year are as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Sales (millions)	£240.3	£233.1	£243.4
Average sales per store (millions)	£0.760	£0.742	£0.713
Stores at year end	302	304	318
Total net selling square feet (thousands)	327	328	344
Ernest Jones
Ernest Jones accounted for 6% of Signet's sales in Fiscal 2015 (Fiscal 2014: 8%), and is the second largest specialty retail jewelry store brand in the UK by number of stores. It serves the upper middle market and its customers typically have an annual household income of between £30,000 and £65,000. The typical store selling space is 900 square feet.
Ernest Jones also continues to focus on larger store formats in regional shopping centers that drive higher traffic as compared to stand alone ‘High Street’ locations and offers a wider range of jewelry and prestige watch agencies. The number of Ernest Jones stores in ‘High Street’ locations has therefore declined as leases expire. Details of Ernest Jones' performance over the last year are as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Sales (millions)	£217.8	£200.3	£202.8
Average sales per store (millions)	£1.092	£1.033	£1.003
Stores at year end	196	189	193
Total net selling square feet (thousands)	185	175	172
UK Jewelry operating review
Customer finance
In Fiscal 2015, approximately 5% of the division’s sales were made through a customer finance program provided through a third party. Signet does not provide this service itself in the UK due to low demand for customer finance.
Commodities, including foreign exchange exposure
Fine gold and loose diamonds account for about 15% and 10%, respectively, of the merchandise cost of goods sold. The prices of these are determined by international markets and the British pound to US dollar exchange rate. The other major category of goods purchased is watches, where the British pound cost is influenced by the Swiss franc exchange rate. In total, about 20% of goods purchased are made in US dollars. The British pound to US dollar exchange rate also has a significant indirect impact on the UK Jewelry division’s cost of goods sold for other merchandise.
OTHER
Other consists of all non-reportable operating segments, including activities related to the direct sourcing of rough diamonds, and is aggregated with unallocated corporate administrative functions.
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
The success of Signet’s operations depends to a significant extent upon a number of factors relating to discretionary consumer spending. These include economic conditions, and perceptions of such conditions by consumers, consumer confidence, level of customer traffic in shopping malls and other retail centers, employment, the rate of change in employment, the level of consumers’ disposable income and income available for discretionary expenditure, the savings ratio, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in regional and local markets where we operate. Signet’s success also depends upon its reputation for integrity in sourcing its merchandise, which, if adversely affected could impact consumer sentiment and willingness to purchase Signet’s merchandise.
As 13% of Signet’s sales are accounted for by its UK Jewelry division, economic conditions in the eurozone have a significant impact on the UK economy even though the UK is not a member of the eurozone. Therefore, developments in the eurozone could adversely impact trading in the UK Jewelry division. In addition, developments in the eurozone could also adversely impact the US economy.
More than half of sales in the Sterling Jewelers division are made utilizing customer finance provided by Signet. Therefore any deterioration in the consumers’ financial position or changes to the regulatory requirements regarding the granting of credit to customers could adversely impact sales, earnings and the collectability of accounts receivable.
More than half of Signet’s sales in the US and Canada utilize its in-house customer financing programs or third party provided customer financing programs and about a further 40% of purchases are made using third party bank cards. Any significant deterioration in general economic conditions or increase in consumer debt levels may inhibit consumers’ use of credit and decrease the consumers’ ability to satisfy Signet’s requirement for access to customer finance and could in turn have an adverse effect on the Sterling Jewelers division’s sales. Furthermore, any downturn in general or local economic conditions, in particular an increase in unemployment in the markets in which the Sterling Jewelers division operates, may adversely affect its collection of outstanding accounts receivable, its net bad debt charge and hence earnings.
Additionally, Signet’s ability to extend credit to customers and the terms on which it is achieved depends on many factors, including compliance with applicable laws and regulations in the US and Canada, any of which may change from time to time, and such changes in law relating to the provision of credit and associated services could adversely affect sales and income. In addition, other restrictions arising from applicable law could cause limitations in credit terms currently offered or a reduction in the level of credit granted by the Company, or by third parties, and this could adversely impact sales, income or cash flow, as could any reduction in the level of credit granted by the Sterling Jewelers division, or by third parties, as a result of the restrictions placed on fees and interest charged.
The US Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law in July 2010. Among other things, the US Dodd-Frank Act creates a Bureau of Consumer Financial Protection with broad rule-making and supervisory authority for a wide range of consumer financial services, including Signet’s customer finance programs. The Bureau’s authority became effective in July 2011. Any new regulatory initiatives by the Bureau could impose additional costs and/or restrictions on credit practices on the Sterling Jewelers division, which could adversely affect its ability to conduct its business.
Signet’s share price may be volatile.
Signet’s share price may fluctuate substantially as a result of variations in the actual or anticipated results and financial conditions of Signet and other companies in the retail industry and the stock market’s view of the acquisition of Zale Corporation. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other shares in a manner unrelated, or disproportionate, to the operating performance of these companies.
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

Deterioration in our capital structure or financial performance could result in constraints on capital or financial covenant breaches. In addition, a portion of the Company's debt is variable rate and volatility in benchmark interest rates could adversely impact the Company's financial results.
While Signet has a strong balance sheet with adequate liquidity to meet its operating requirements, the credit ratings agencies periodically review our capital structure and the quality and stability of our earnings. A deterioration in Signet's capital structure or the quality and stability of earnings could result in a downgrade of Signet's credit rating. Any negative ratings actions could also constrain the capital available to the Company, could limit the Company's access to funding for its operations and increase the Company's financing costs. The changes in general credit market conditions also affect Signet’s ability to arrange, and the cost of arranging, credit facilities. Additionally, as a result of the Company's exposure to variable interest rate debt, volatility in benchmark interest rates could adversely impact the Company's financial results.
Signet’s borrowing agreements include various financial covenants and operating restrictions. A material deterioration in its financial performance could result in a covenant being breached. If Signet were to breach, or believed it was going to breach, a financial covenant it would have to renegotiate its terms with current lenders or find alternative sources of financing if current lenders required cancellation of facilities or early repayment.
Movements in foreign exchange rates could adversely impact the results and balance sheet of Signet.
Signet publishes its consolidated annual financial statements in US dollars. It held approximately 89% of its total assets in entities whose functional currency is the US dollar at January 31, 2015 and generated approximately 83% of its sales and 91% of its operating income in US dollars for the fiscal year then ended. Nearly all the remaining assets, sales and operating income are in UK British pounds and Canadian dollars. Therefore, its results and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would decrease reported sales and operating income.
The monthly average exchange rates are used to prepare the income statement and are calculated each month from the weekly average exchange rates weighted by sales of the UK Jewelry division and the Canadian subsidiaries of the Zale division.
Where British pounds or Canadian dollars are held or used to fund the cash flow requirements of the business, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would reduce the amount of cash and cash equivalents and increase the amount of any British pounds or Canadian dollar borrowings.
In addition, the prices of certain materials and products bought on the international markets by Signet are denominated in foreign currencies. As a result, Signet and its subsidiaries have exposures to exchange rate fluctuations on its cost of goods sold, as well as volatility of input prices if foreign manufacturers and suppliers are impacted by exchange rate fluctuations.
Fluctuations in the availability and pricing of commodities, particularly polished diamonds and gold, which account for the majority of Signet’s merchandise costs, could adversely impact its earnings and cash availability.
The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones. In particular, diamonds account for about 45% of Signet’s merchandise costs, and gold about 15% in Fiscal 2015.
In Fiscal 2015, polished diamond prices experienced a single digit percentage increase similar to that experienced in Fiscal 2014. Industry forecasts indicate that over the medium and longer term, the demand for diamonds will probably increase faster than the growth in supply, particularly as a result of growing demand in countries such as China and India. Therefore, the cost of diamonds is anticipated to rise over time, although fluctuations in price are likely to continue to occur. The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on diamond prices, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain.
While jewelry manufacturing is the major final demand for gold, management believes that the cost of gold is predominantly impacted by investment transactions which have resulted in significant volatility and overall increases in gold cost over the past several years followed by somewhat of a decline in Fiscal 2015. Signet’s cost of merchandise and potentially its earnings may be adversely impacted by investment market considerations that cause the price of gold to significantly escalate.
The availability of diamonds is significantly influenced by the political situation in diamond producing countries, including the impact of current and potential new sanctions on Russia, and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds which could occur as a result of disruption to the Kimberley Process, could adversely affect Signet, as well as the retail jewelry market as a whole. In 2012, the Kimberley Process, chaired by the United States, initiated a process to review ways to strengthen and reform the Kimberley Process, including reviewing the definition of a conflict diamond. In January 2013, South Africa became the chair, and the review process was expected to continue; however, no reform efforts were achieved. In 2015, the Kimberley Process is being chaired by Angola. In addition, the current Kimberley Process decision making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform over the long-term. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. In addition to the Kimberley Process, the supply of diamonds to the US is also impacted by certain governmental trade sanctions imposed on Zimbabwe.

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
In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production (based upon recent estimates), the final rules require Signet and other jewelry retailers and manufacturers that file with the SEC to make specified country of origin inquiries of our suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum and tungsten), that are used in products sold by Signet in the US and elsewhere. On May 30, 2014, Signet filed with the SEC its Form Specialized Disclosure ("SD") and accompanying Conflict Minerals Report in accordance with the SEC’s rules, which together describe our country of origin inquiries and due diligence measures relating to the source and chain of custody of those designated minerals Signet deemed necessary to the functionality or production of our products, the results of those activities and our related determinations with respect to the calendar year ended December 31, 2013.
Compliance with the SEC’s conflict minerals disclosure rules require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. There may be reputational risks associated with the potential negative response of our customers and other stakeholders to future disclosures by Signet in the event that, due to the complexity of the global supply chain, Signet is unable to sufficiently verify the origin of the relevant metals. Also, if future responses to verification requests by suppliers of any of the covered minerals used in our products are inadequate or adverse, Signet’s ability to obtain merchandise may be impaired and our compliance costs may increase. The final rules also cover tungsten and tin, which are contained in a small proportion of items that are sold by Signet. It is possible that other minerals, such as diamonds, could be subject to similar rules.
Price increases may have an adverse impact on Signet’s performance.
If significant price increases are implemented, by any division or across a wide range of merchandise, the impact on earnings will depend on, among other factors, the pricing by competitors of similar products in the same geographic area and the response by the customer to higher prices. Such price increases may result in lower sales and adversely impact earnings.
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
Signet hedges a portion of its purchases of gold for both its Sterling Jewelers and UK Jewelry divisions and hedges the US dollar requirements of its UK Jewelry division. The failure to satisfy the requirements of the appropriate accounting requirements, or a default or insolvency of a counterparty to a contract, could increase the volatility of results and may impact the timing of recognition of gains and losses in the income statement.
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

Signet benefits from close commercial relationships with a number of suppliers. Damage to, or loss of, any of these relationships could have a detrimental effect on results. Management holds regular reviews with major suppliers. Signet’s most significant supplier accounts for 6% of merchandise. Government requirements regarding sources of commodities, such as those required by the Dodd-Frank Act, could result in Signet choosing to terminate relationships with suppliers in the future due to a change in a supplier's sourcing practices or Signet's compliance with laws and internal policies.
Luxury and prestige watch manufacturers and distributors normally grant agencies the right to sell their ranges on a store by store basis, and most of the leading brands have been steadily reducing the number of agencies in the US, Canada and the UK over recent years. The watch brands sold by Ernest Jones, and to a lesser extent Jared, help attract customers and build sales in all categories. Therefore an inability to obtain or retain watch agencies for a location could harm the performance of that particular store. In the case of Ernest Jones, the inability to gain additional prestige watch agencies is an important factor in, and may reduce the likelihood of, opening new stores, which could adversely impact sales growth.
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
Signet faces significant competition from independent and regional specialty jewelry retailers that are able to adjust their competitive stance, for example on pricing, to local market conditions. This can put individual Signet stores at a competitive disadvantage as Signet division's have a national pricing strategy.
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

Given the length of property leases that Signet enters into, it is dependent upon the continued popularity of particular retail locations. As Signet tests and develops new types of store locations and designs, there is no certainty as to their success. The majority of long-term space growth opportunities in the US are in new developments and therefore future store space is in part dependent on the investment by real estate developers in new projects. Limited new real estate development taking place would make it challenging to identify and secure suitable new store locations. The UK Jewelry division has a more diverse range of store locations than in the US or Canada, including some exposure to smaller retail centers which do not justify the investment required to refurbish the site to the current store format. Consequently, the UK Jewelry division is gradually closing stores in such locations as leases expire or satisfactory property transactions can be executed; however, the ability to secure such property transactions is not certain.
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
Inadequacies in and disruption to systems could result in lower sales and increased costs or adversely impact the reporting and control procedures.
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
Signet operates in multiple channels and, in the Sterling Jewelers division, maintains its own customer finance operation. Signet is also increasingly using mobile devices, social media and other online activities to connect with customers, staff and other stakeholders. Therefore, in the ordinary course of business, Signet relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including eCommerce sales, supply chain, merchandise distribution, customer invoicing and collection of payments. Signet uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, Signet collects and stores sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of Signet’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to Signet’s business operations and strategy. Despite security measures and business continuity plans, we may not timely anticipate evolving techniques used to effect security breaches and Signet’s and our third-party vendors’information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise Signet’s networks and the information stored there could be accessed, manipulated, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, significant breach-notification costs, lost sales and a disruption to operations (including our ability to process consumer transactions and manage inventories), and damage to Signet’s reputation, which could adversely affect Signet’s business. In addition, it could harm Signet’s reputation and ability to execute its business through service and business interruptions, management distraction and/or damage to physical infrastructure, which could adversely impact sales, costs and earnings.
An adverse decision in legal proceedings and/or tax matters could reduce earnings.
In March 2008, private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in US District Court for the Southern District of New York, which has been referred to private arbitration. In September 2008, the US Equal Employment Opportunities Commission filed a lawsuit against Sterling in US District Court for the Western District of New York. Sterling denies the allegations from both parties and has been defending these cases vigorously. If, however, it is unsuccessful in either defense, Sterling could be required to pay substantial damages. At this point, no outcome or amount of loss is able to be estimated. See Note 24 in Item 8.

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
Signet’s policies and procedures are designed to comply with all applicable laws and regulations. Changing legal and regulatory requirements in the US and other jurisdictions in which Signet operates have increased the complexity of the regulatory environment in which the business operates and the cost of compliance. Failure to comply with the various regulatory requirements may result in damage to Signet’s reputation, civil and criminal liability, fines and penalties, and further increase the cost of regulatory compliance. Changes in tax laws or the interpretation of such laws could adversely impact Signet's profitability and cash flows. Further, proposed tax changes that may be enacted in the future could adversely impact Signet's current or future tax structure and effective tax rates.
Investors may face difficulties in enforcing proceedings against Signet Jewelers Limited as it is domiciled in Bermuda.
It is doubtful whether courts in Bermuda would enforce judgments obtained by investors in other jurisdictions, including the US, Canada and the UK, against the Parent Company or its directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against the Parent Company or its directors or officers under the securities laws of other jurisdictions.
Any difficulty executing or integrating an acquisition, a business combination or a major business initiative may result in expected returns and other projected benefits from such an exercise not being realized.
Any difficulty in executing or integrating an acquisition, a business combination or a major business initiative, including our direct diamond sourcing capabilities, may result in expected returns and other projected benefits from such an exercise not being realized. The acquisition of companies with operating margins lower than that of Signet may cause an overall lower operating margin for Signet. A significant transaction could also disrupt the operation of our current activities and divert significant management time and resources. Signet’s current borrowing agreements place certain limited constraints on our ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions.
Additional indebtedness relating to the acquisition of Zale Corporation reduces the availability of cash to fund other business initiatives and the expected benefits from that acquisition may not be fully realized.
Signet’s additional indebtedness to fund the acquisition of Zale Corporation has significantly increased Signet’s outstanding debt. This additional indebtedness requires us to dedicate a portion of our cash flow to servicing this debt, which may impact the availability of cash to fund other business initiatives, including dividends and share repurchases. Significant changes to Signet’s financial condition as a result of global economic changes or difficulties in the integration or execution of strategies of the newly acquired business may affect our ability to satisfy the financial covenants included in the terms of the financing arrangements.
Failure to successfully combine Signet’s and Zale Corporation’s businesses in the expected time frame may adversely affect the future results of the combined company, and there is no assurance that we will be able to fully achieve integration-related efficiencies or that those achieved will offset transaction-related costs.
The success of the transaction will depend, in part, on our ability to successfully combine the Signet and Zale businesses in order to realize the anticipated benefits and synergies from combination. If the combined company is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the transaction may not be realized fully. In addition, we have incurred a number of substantial transaction-related costs associated with completing the transaction, combining the operations of the two companies and taking steps to achieve desired synergies. Transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, regulatory filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our and Zale Corporation’s businesses. There can be no assurance that the realization of other efficiencies related to the integration of the two businesses, as well as the elimination of certain duplicative costs, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term, or at all.
Additionally, these integration difficulties could result in declines in the market value of our common stock.
Litigation related to our acquisition of Zale Corporation if unfavorably decided could result in substantial cost to us.
In connection with the Zale Corporation acquisition, a consolidated lawsuit on behalf of a purported class of former Zale Corporation stockholders is pending in the Delaware Court of Chancery. The lawsuit names as defendants Signet and the members of the board of directors of Zale Corporation. In addition, several former Zale Corporation stockholders have filed petitions for appraisal in the Delaware Court of Chancery seeking additional merger consideration and statutory interest accrued for the time between May 29, 2014 and the date of judgment or settlement. Additional lawsuits may be filed against Zale Corporation, Signet, Signet's merger subsidiary and Zale Corporation’s directors related to the transaction. The defense or settlement of, or an unfavorable judgment in, any lawsuit or claim could result in substantial costs and could adversely affect the combined company’s business, financial condition or results of operations. At this point, no outcome or range of loss is able to be estimated.
If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record significant charges to earnings.
We have a substantial amount of goodwill and indefinite-lived intangible assets on our balance sheet as a result of the Zale Corporation acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. There is a risk that a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet's divisions, which collectively operate in the US, Canada, Puerto Rico and UK, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied.
North America property
Signet's Sterling Jewelers, Zale Jewelry and Piercing Pagoda segments operate stores and kiosks in the US, with substantially all of the locations being leased. In addition to a minimum annual rental, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2015, most of the mall stores and kiosks only made base rental payments. Under the terms of a typical lease, the Company is required to conform and maintain its usage to agreed standards, including meeting required advertising expenditure as a percentage of sales, and are responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall. The initial term of a mall store lease is generally ten years for Sterling Jewelers, one to ten years for Zale Jewelry and one to five years for Piercing Pagoda kiosks. Towards the end of a lease, management evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where management is uncertain whether the location will meet management’s required return on investment, but the store is profitable, the leases may be renewed for one to five years during which time the store’s performance is further evaluated. There are typically about 250 such mall stores at any one time in the Sterling Jewelers segment, as well as the Zale Jewelry segment. Jared stores are normally opened on 15 to 20 year leases with options to extend the lease, and rents are not sales related. A refurbishment of a Jared store is normally undertaken every five to ten years. The Zale Jewelry segment operates stores in Canada and Puerto Rico, all under operating leases, with terms and characteristics similar to the US locations described above. The Piercing Pagoda segment operates kiosks in Puerto Rico, all under operating leases, with terms and characteristics similar to the US locations described above.
At January 31, 2015, the average unexpired lease term of US leased premises for the Sterling Jewelers segment was five years, and over 57% of these leases had terms expiring within five years. The cost of refitting a mall store is similar to the cost of fitting out a new mall store which is typically between $460,000 and $915,000. Jared remodels have one of two tiers, the full scope tier ranges between $1,100,000 and $1,300,000 and reduced scope tier ranges between $500,000 and $600,000. New Jared stores are typically ground leases which range between $2,300,000 and $2,400,000. Management expects that about 62 new stores will be opened during Fiscal 2016. In Fiscal 2015, the level of major store refurbishment increased with 77 locations being completed (Fiscal 2014: 68 locations). It is anticipated that refurbishment activity in Fiscal 2016 will involve 96 stores. In addition, 33 regional brand stores were converted to the Jared brand in Fiscal 2015 and 65 regional brand stores were converted to the Kay brand in Fiscal 2014. The investment was financed by cash flow from operating activities.
At January 31, 2015, the average unexpired lease term of leased premises for Zale Jewelry and Piercing Pagoda segments was three and two years, respectively, with approximately 67% of these leases having terms expiring within five years. The cost of refitting a Zale Jewelry mall store is similar to the cost of fitting out a new mall store which is typically between $400,000 and $500,000. The cost of a new Piercing Pagoda kiosk is typically $80,000 to $90,000. Management expects that about 25 new Zale Jewelry stores and 10 new Piercing Pagoda kiosks will be opened during Fiscal 2016. In Fiscal 2015, major store refurbishments were completed at 31 Zale Jewelry stores and 63 Piercing Pagoda kiosks. It is anticipated that refurbishment activity in Fiscal 2016 will involve 57 stores and 47 kiosks.
In the US, the Sterling Jewelers, Zale Jewelry and Piercing Pagoda segments collectively lease approximately 20% of store and kiosk locations from a single lessor. In Canada, Zale Jewelry leases approximately 50% of its store locations from four lessors, with no individual lessor relationship exceeding 16% of its store locations. The segments had no other relationship with any lessor relating to 10% or more of its locations. At January 31, 2015, the Sterling Jewelers segment had 2.88 million square feet of net selling space (February 1, 2014: 2.75 million), while the Zale Jewelry and Piercing Pagoda segments had 1.07 million and 0.11 million square feet, respectively, of net selling space in the US. The Zale Jewelry segment also had 0.24 million square feet of net selling space in Canada.
During the past five fiscal years, the Company generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s Sterling Jewelers, Zale Jewelry or Piercing Pagoda operations.
A 375,000 square foot head office and distribution facility is leased in Akron, Ohio through 2032. An 86,000 square foot office building next door to the head office is also leased through 2032, to which Signet relocated its credit operations in Fiscal 2013. A 78,000 square foot warehouse space in Barberton, Ohio for non-merchandise fulfillment is leased through 2017. Signet owns a 38,000 square foot repair center which was opened in Akron, Ohio during Fiscal 2006. In 2014, an agreement was signed to lease a 4,600 square foot diamond design office in New York City through 2020. A 32,000 square foot office in Akron, Ohio was also leased through 2019, to which certain corporate functions relocated in 2014.
Acquired as part of the Zale acquisition, the Company leases a 414,000 square foot facility, which serves as the Zale division's headquarters and primary distribution facility. The lease for this facility in Irving, Texas extends through March 2018. A 26,000 square foot distribution and merchandise fulfillment facility is also leased in Toronto, Ontario through 2019 to support the Zale division's operations.
UK property
At January 31, 2015, Signet’s UK Jewelry division operated from six freehold premises and 517 leasehold premises. The division’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into, or including break clauses in order to improve the flexibility of its lease commitments. At January 31, 2015, the average unexpired lease term of UK Jewelry premises was 6 years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value. For details of assigned leases and sublet premises see Note 24 of Item 8.
At the end of the lease period, subject to certain limited exceptions, UK Jewelry leaseholders generally have statutory rights to enter into a new lease of the premises on negotiated terms. As current leases expire, Signet believes that it will be able to renew leases, if desired, for present store locations or to obtain leases in equivalent or improved locations in the same general area. Signet has not experienced difficulty in securing leases for suitable locations for its UK Jewelry stores. No store lease is individually material to Signet’s UK Jewelry operations.
A typical UK Jewelry store undergoes a major refurbishment every 10 years and a less costly store redecoration every five years. It is intended that these investments will be financed by cash from operating activities. The cost of refitting a store is typically between £100,000 and £600,000 for both H.Samuel and Ernest Jones, while expansion in prestige locations typically doubles those costs.
The UK Jewelry division has no relationship with any lessor relating to 10% or more of its store locations. At January 31, 2015, the UK Jewelry division has 0.51 million square feet of net selling space (February 1, 2014: 0.50 million).
Signet owns a 255,000 square foot warehouse and distribution center in Birmingham, where certain of the UK Jewelry division’s central administration functions are based, as well as eCommerce fulfillment. The remaining activities are situated in a 36,200 square foot office in Borehamwood, Hertfordshire which is held on a 15 year lease entered into in 2005.
Certain corporate functions are located in a 3,350 square foot office in London, on a 10 year lease which was entered into in Fiscal 2013.
Distribution capacity
All divisions have sufficient capacity to meet their current needs.
Other property
On November 4, 2013, Signet purchased a diamond polishing factory in Gaborone, Botswana with approximately 34,200 square feet of floor space.
ITEM 3. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 24 of Item 8.

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
The principal trading market for the Company’s Common Shares is the NYSE (symbol: SIG). The Company also maintains a standard listing of its Common Shares on the London Stock Exchange (symbol: SIG).
The following table sets forth the high and low closing share price on each stock exchange for the periods indicated:

	New York Stock Exchange Price per share		London Stock Exchange Price per share
	High	Low	High	Low
Fiscal 2014	$		£
First quarter	69.99	59.64	45.24	39.13
Second quarter	74.65	65.14	49.34	42.64
Third quarter	76.56	66.40	49.00	42.60
Fourth quarter	80.86	70.12	49.00	42.99
Full year	80.86	59.64	49.00	39.13

Fiscal 2015
First quarter	107.11	75.28	64.48	46.05
Second quarter	112.55	97.56	65.66	57.96
Third quarter	120.01	102.10	75.04	60.76
Fourth quarter	132.12	119.62	86.38	74.34
Full year	132.12	75.28	86.38	46.05
Number of holders
As of March 16, 2015, there were 10,612 of record.
Dividends
On March 27, 2014, the Board of Directors (the “Board”) declared a 20% increase in the first quarter dividend, resulting in an increase from $0.15 to $0.18 per Signet Common Share. The following table contains the Company's dividends declared for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.18	$14.4	$0.15	$12.1	$0.12	$10.3
Second quarter	0.18	14.4	0.15	12.1	0.12	9.6
Third quarter	0.18	14.5	0.15	12.0	0.12	9.8
Fourth quarter(1)	0.18	14.4	0.15	12.0	0.12	9.8
Total	$0.72	$57.7	$0.60	$48.2	$0.48	$39.5
(1) Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the dividend declared in the fourth quarter of each fiscal year is paid in the subsequent fiscal year. The dividends are reflected in the consolidated statement of cash flows upon payment.
Future payments of quarterly dividends will be based on Signet’s ability to satisfy all applicable statutory and regulatory requirements and its continued financial strength. Any future payment of cash dividends will depend upon such factors as Signet’s earnings, capital requirements, financial condition, restrictions under Signet's credit facility, legal restrictions and other factors deemed relevant by the Board.

Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the fourth quarter of Fiscal 2015:

Period	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
November 2, 2014 to November 29, 2014	—	$—	—	$265,585,172
November 30, 2014 to December 27, 2014	—	$—	—	$265,585,172
December 28, 2014 to January 31, 2015	219	$121.20	—	$265,585,172
Total	219	$121.20	—	$265,585,172
(1) On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice.
(2) Represents shares delivered to Signet by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards under our various programs. These are not repurchased in connection with our publicly announced programs.
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
The following graph compares the cumulative total return to holders of Signet’s Common Shares against the cumulative total return of the Russell 1000 Index and Dow Jones US General Retailers Index for the five year period ended January 31, 2015. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s Common Shares and the respective indices on January 30, 2010 through January 31, 2015.
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
The summaries provide general guidance to US holders (as defined below) who hold Common Shares as capital assets (within the meaning of section 1221 of the US Internal Revenue Code of 1986, as amended (the “US Code”)) and to persons resident and domiciled for tax purposes in the UK who hold Common Shares as an investment, and not to any holders who are taxable in the UK on a remittance basis or who are subject to special tax rules, such as banks, financial institutions, broker-dealers, persons subject to mark-to-market treatment, UK resident individuals who hold their Common Shares under a personal equity plan, persons that hold their Common Shares as a position in part of a straddle, conversion transaction, constructive sale or other integrated investment, US holders whose “functional currency” is not the US dollar, persons who received their Common Shares by exercising employee share options or otherwise as compensation, persons who have acquired their Common Shares by virtue of any office or employment, S corporations or other pass-through entities (or investors in S corporations or other pass-through entities), mutual funds, insurance companies, tax-exempt organizations, US holders subject to the alternative minimum tax, certain expatriates or former long-term residents of the US, and US holders that directly or by attribution hold 10% or more of the voting power of the Parent Company’s shares. This summary does not address US federal estate tax, state or local taxes, or the 3.8% Medicare tax on net investment income.
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
Passive foreign investment company status
A non-US corporation will be classified as a passive foreign investment company (a “PFIC”) for any taxable year if at least 75% of its gross income consists of passive income (such as dividends, interest, rents, royalties or gains on the disposition of certain minority interests), or at least 50% of the average value of its assets consists of assets that produce, or are held for the production of, passive income. For the purposes of these rules, a non-US corporation is considered to hold and receive directly its proportionate share of the assets and income of any other corporation of whose shares it owns at least 25% by value. Consequently, the Parent Company’s classification under the PFIC rules will depend primarily upon the composition of its assets and income.
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
Any chargeable gain or allowable loss on a disposal of the Common Shares should be calculated taking into account the allowable cost to the holder of acquiring his Common Shares. In the case of corporate shareholders, to this should be added, when calculating a chargeable gain but not an allowable loss, indexation allowance on the allowable cost. (Indexation allowance is not available for non-corporate shareholders.)
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
A UK resident individual shareholder who is liable to UK income tax at no more than the basic rate will be liable to income tax on dividends paid by the Parent Company on the Common Shares at the dividend ordinary rate (10% in tax year 2014/15). A UK resident individual shareholder who is liable to UK income tax at the higher rate will be subject to income tax on the dividend income at the dividend upper rate (32.5% in 2014/15). A further rate of income tax (the “additional rate”) will apply to individuals with taxable income over a certain threshold, which is currently £150,000 for 2014/15. A UK resident individual shareholder subject to the additional rate will be liable to income tax on their dividend income at the dividend additional rate of 37.5% (in 2014/15, as from the start of this tax year on April 6, 2014) of the gross dividend to the extent that the gross dividend when treated as the top slice of the shareholder’s income falls above the current £150,000 threshold.
UK resident individuals in receipt of dividends from the Parent Company, if they own less than a 10% shareholding in the Parent Company, will be entitled to a non-payable dividend tax credit (currently at the rate of 1/9th of the cash dividend paid (or 10% of the aggregate of the net dividend and related tax credit)). Assuming that there is no withholding tax imposed on the dividend (as to which see the section on Bermuda taxation below), the individual is treated as receiving for UK tax purposes gross income equal to the cash dividend plus the tax credit. The tax credit is set against the individual’s tax liability on that gross income. The result is that a UK resident individual shareholder who is liable to UK income tax at no more than the basic rate will have no further UK income tax to pay on a Parent Company dividend. A UK resident individual shareholder who is liable to UK income tax at the higher rate will have further UK income tax to pay of 22.5% of the dividend plus the related tax credit (or 25% of the cash dividend, assuming that there is no withholding tax imposed on that dividend). A UK resident individual subject to income tax at the additional rate for 2014/15 will have further UK income tax to pay of 27.5% of the dividend plus the tax credit (or 30 5/9% of the cash dividend, assuming that there is no withholding tax imposed on that dividend), to the extent that the gross dividend falls above the threshold for the 45% rate of income tax.
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
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The financial data included below for Fiscal 2015, Fiscal 2014 and Fiscal 2013 have been derived from the audited consolidated financial statements included in Item 8. The financial data for these periods should be read in conjunction with the financial statements, including the notes thereto, and Item 7. The financial data included below for Fiscal 2012 and Fiscal 2011 have been derived from the previously published consolidated audited financial statements not included in this document.

FINANCIAL DATA:	Fiscal 2015	(1)	Fiscal 2014	Fiscal 2013	(2)	Fiscal 2012	Fiscal 2011
	(in millions)
Income statement:
Sales	$5,736.3		$4,209.2	$3,983.4		$3,749.2	$3,437.4
Cost of sales	(3,662.1)		(2,628.7)	(2,446.0)		(2,311.6)	(2,194.5)
Gross margin	2,074.2		1,580.5	1,537.4		1,437.6	1,242.9
Selling, general and administrative expenses	(1,712.9)		(1,196.7)	(1,138.3)		(1,056.7)	(980.4)
Other operating income, net	215.3		186.7	161.4		126.5	110.0
Operating income	576.6		570.5	560.5		507.4	372.5
Interest expense, net	(36.0)		(4.0)	(3.6)		(5.3)	(72.1)
Income before income taxes	540.6		566.5	556.9		502.1	300.4
Income taxes	(159.3)		(198.5)	(197.0)		(177.7)	(100.0)
Net income	$381.3		$368.0	$359.9		$324.4	$200.4
Adjusted EBITDA(3)	$762.9		$680.7	$659.9		$599.8	$470.3

Income statement:	(as a percent to sales)
Sales	100.0		100.0	100.0		100.0	100.0
Cost of sales	(63.8)		(62.5)	(61.4)		(61.7)	(63.8)
Gross margin	36.2		37.5	38.6		38.3	36.2
Selling, general and administrative expenses	(29.9)		(28.4)	(28.6)		(28.2)	(28.5)
Other operating income, net	3.7		4.4	4.1		3.4	3.1
Operating income	10.0		13.5	14.1		13.5	10.8
Interest expense, net	(0.6)		(0.1)	(0.1)		(0.1)	(2.1)
Income before income taxes	9.4		13.4	14.0		13.4	8.7
Income taxes	(2.8)		(4.7)	(5.0)		(4.7)	(2.9)
Net income	6.6		8.7	9.0		8.7	5.8
Adjusted EBITDA(3)	13.3		16.2	16.6		16.0	13.7

Per share data:
Earnings per share: basic	$4.77		$4.59	$4.37		$3.76	$2.34
diluted	$4.75		$4.56	$4.35		$3.73	$2.32
Weighted average common shares outstanding:
basic (millions)	79.9		80.2	82.3		86.2	85.7
diluted (millions)	80.2		80.7	82.8		87.0	86.4
Dividends declared per share	$0.72		$0.60	$0.48		$0.20	$—
(1) On May 29, 2014, the Company completed the acquisition of Zale Corporation. Fiscal 2015 results include Zale Corporation's results since the date of acquisition. See Note 3 of Item 8 for additional information.
(2) Fiscal 2013 was a 53 week period. The 53rd week added $56.4 million in net sales and decreased diluted earnings per share by approximately $0.02 for fiscal period.
(3) Adjusted EBITDA is a non-GAAP measure, see “GAAP and non-GAAP Measures” below.

(in millions)	Fiscal 2015	(1)	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
Balance sheet:
Total assets	$6,327.6		$4,029.2	$3,719.0	$3,611.4	$3,089.8
Total liabilities	3,517.2		1,466.1	1,389.1	1,332.3	1,150.8
Total shareholders’ equity	2,810.4		2,563.1	2,329.9	2,279.1	1,939.0
Working capital	3,069.0		2,356.9	2,164.2	2,158.3	1,831.3
Cash and cash equivalents	193.6		247.6	301.0	486.8	302.1
Loans and overdrafts	(97.5)		(19.3)	—	—	(31.0)
Long-term debt	(1,363.8)		—	—	—	—
Net (debt) cash (2)	$(1,267.7)		$228.3	$301.0	$486.8	$271.1
Common shares outstanding	80.2		80.2	81.4	86.9	86.2
Cash flow:
Net cash provided by operating activities	$283.0		$235.5	$312.7	$325.2	$323.1
Net cash used in investing activities	(1,652.6)		(160.4)	(190.9)	(97.8)	(55.6)
Net cash provided by (used in) financing activities	1,320.9		(124.8)	(308.1)	(40.0)	(282.3)
(Decrease) increase in cash and cash equivalents	$(48.7)		$(49.7)	$(186.3)	$187.4	$(14.8)
Ratios:
Operating margin	10.0%		13.5%	14.1%	13.5%	10.8%
Effective tax rate	29.5%		35.0%	35.4%	35.4%	33.3%
ROCE(2)	19.5%		25.2%	28.1%	28.6%	23.0%
Adjusted Leverage(2)	4.0		2.0	2.0	2.1	2.7

Store data:	Fiscal 2015	(1)	Fiscal 2014		Fiscal 2013		Fiscal 2012	Fiscal 2011
Store locations (at end of period):
Sterling Jewelers	1,504		1,471		1,443		1,318	1,317
UK Jewelry	498		493		511		535	540
Zale Jewelry	972		n/a		n/a		n/a	n/a
Piercing Pagoda	605		n/a		n/a		n/a	n/a
Signet	3,579		1,964		1,954		1,853	1,857
Percentage increase (decrease) in same store sales:
Sterling Jewelers	4.8%		5.2%		4.0%		11.1%	8.9%
UK Jewelry	5.3%		1.0%		0.3%		0.9%	(1.4)%
Zale Jewelry	1.7%		n/a		n/a		n/a	n/a
Piercing Pagoda	0.2%		n/a		n/a		n/a	n/a
Signet	4.1%		4.4%		3.3%		9.0%	6.7%
Number of employees (full-time equivalents)	28,949	(3)	18,179	(4)	17,877	(5)	16,555	16,229
(1) On May 29, 2014, the Company completed the acquisition of Zale Corporation. Fiscal 2015 includes Zale Corporation's results since the date of acquisition. See Note 3 of Item 8 for additional information.
(2) Net cash (debt), ROCE and adjusted leverage are non-GAAP measures, see “GAAP and non-GAAP Measures” below.
(3) Number of employees includes 9,241 and 226 full-time equivalents employed in the Zale division and the diamond polishing plant located in Botswana.
(4) Number of employees includes 211 full-time equivalents employed at the diamond polishing plant located in Botswana.
(5) Number of employees includes 830 full-time equivalents employed by Ultra.
n/a Not applicable as Zale division was acquired on May 29, 2014.
GAAP AND NON-GAAP MEASURES
The discussion and analysis of Signet’s results of operations, financial condition and liquidity contained in this Report are based upon the consolidated financial statements of Signet which are prepared in accordance with US GAAP and should be read in conjunction with Signet’s financial statements and the related notes included in Item 8. A number of non-GAAP measures are used by management to analyze and manage the performance of the business, and the required disclosures for these non-GAAP measures are shown below. In particular, the terms “at constant exchange rates,” “underlying” and “underlying at constant exchange rates” are used in a number of places. “At constant exchange rates” is used to indicate where items have been adjusted to eliminate the impact of exchange rate movements on translation of British pound and Canadian dollar amounts to US dollars. “Underlying” is used to indicate where adjustments for significant, unusual and non-recurring items have been made and “underlying at constant exchange rates” indicates where the underlying items have been further adjusted to eliminate the impact of exchange rate movements on translation of British pound and Canadian dollar amounts to US dollars.
Signet provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with GAAP.
1. Income statement at constant exchange rates
Movements in the US dollar to British pound and Canadian dollar exchange rates have an impact on Signet’s results. The UK Jewelry division is managed in British pounds and the Canadian reporting unit of the Zale Jewelry segment in Canadian dollars as sales and a majority of operating expenses are incurred in those foreign currencies. The results for each are then translated into US dollars for external reporting purposes. Management believes it assists in understanding the performance of Signet and its segments if constant currency figures are given. This is particularly so in periods when exchange rates are volatile. The constant currency amounts are calculated by retranslating the prior year figures using the current year’s exchange rate. Management considers it useful to exclude the impact of movements in the British pound and Canadian dollar to US dollar exchange rates to analyze and explain changes and trends in Signet’s sales and costs.
(a) Fiscal 2015 percentage change in results at constant exchange rates

	Fiscal 2015	Fiscal 2014	Change	Impact of exchange rate movement	Fiscal 2014 at constant exchange rates (non-GAAP)	Fiscal 2015 change at constant exchange rates (non-GAAP)
	(in millions)	(in millions)%		(in millions)	(in millions)%
Sales by origin and destination:
Sterling Jewelers	$3,765.0	$3,517.6	7.0	$—	$3,517.6	7.0
UK Jewelry	743.6	685.6	8.5	18.0	703.6	5.7
Zale Jewelry	1,068.7	n/a	nm	nm	n/a	nm
Piercing Pagoda	146.9	n/a	nm	nm	n/a	nm
Other	12.1	6.0	101.7	—	6.0	101.7
	5,736.3	4,209.2	36.3	18.0	4,227.2	35.7
Cost of sales	(3,662.1)	(2,628.7)	(39.3)	(14.9)	(2,643.6)	(38.5)
Gross margin	2,074.2	1,580.5	31.2	3.1	1,583.6	31.0
Selling, general and administrative expenses	(1,712.9)	(1,196.7)	(43.1)	(6.3)	(1,203.0)	(42.4)
Other operating income, net	215.3	186.7	15.3	—	186.7	15.3
Operating income (loss):
Sterling Jewelers	624.3	553.2	12.9	—	553.2	12.9
UK Jewelry	52.2	42.4	23.1	(3.2)	39.2	33.2
Zale Jewelry(1)	(1.9)	n/a	nm	nm	n/a	nm
Piercing Pagoda(2)	(6.3)	n/a	nm	nm	n/a	nm
Other(3)	(91.7)	(25.1)	(265.3)	—	(25.1)	(265.3)
	576.6	570.5	1.1	(3.2)	567.3	1.6
Interest expense, net	(36.0)	(4.0)	(800.0)	—	(4.0)	(800.0)
Income before income taxes	540.6	566.5	(4.6)	(3.2)	563.3	(4.0)
Income taxes	(159.3)	(198.5)	19.7	0.8	(197.7)	19.4
Net income	$381.3	$368.0	3.6	$(2.4)	$365.6	4.3
Basic earnings per share	$4.77	$4.59	3.9	$(0.03)	$4.56	4.6
Diluted earnings per share	$4.75	$4.56	4.2	$(0.03)	$4.53	4.9
(1) Zale Jewelry includes net operating loss impact of $35.1 million for purchase accounting adjustments.
(2) Piercing Pagoda includes net operating loss impact of $10.8 million for purchase accounting adjustments.
(3) Other includes $59.8 million of transaction-related and integration expense, as well as severance related costs. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses.
nm Not meaningful as the Company completed the acquisition of Zale Corporation on May 29, 2014, Fiscal 2015 includes Zale Corporation's results since the date of acquisition.
n/a Not applicable as Zale division was acquired on May 29, 2014.

(b) Fourth quarter Fiscal 2015 percentage change in results at constant exchange rates

	13 weeks ended January 31, 2015	13 weeks ended February 1, 2014	Change	Impact of exchange rate movement	13 weeks ended February 1, 2014 at constant exchange rates (non-GAAP)	13 weeks ended January 31, 2015 change at constant exchange rates (non-GAAP)
	(in millions)	(in millions)%		(in millions)	(in millions)%
Sales by origin and destination:
Sterling Jewelers	$1,358.3	$1,288.0	5.5	$—	$1,288.0	5.5
UK Jewelry	278.0	272.2	2.1	(14.0)	258.2	7.7
Zale Jewelry	564.6	n/a	nm	nm	n/a	nm
Piercing Pagoda	72.1	n/a	nm	nm	n/a	nm
Other	3.4	3.8	(10.5)	—	3.8	(10.5)
	2,276.4	1,564.0	45.5	(14.0)	1,550.0	46.9
Cost of sales	(1,364.3)	(915.2)	(49.1)	8.8	(906.4)	(50.5)
Gross margin	912.1	648.8	40.6	(5.2)	643.6	41.7
Selling, general and administrative expenses	(634.5)	(425.8)	(49.0)	2.7	(423.1)	(50.0)
Other operating income, net	54.1	47.6	13.7	—	47.6	13.7
Operating income (loss):
Sterling Jewelers	260.0	227.9	14.1	—	227.9	14.1
UK Jewelry	53.8	51.7	4.1	(2.6)	49.1	9.6
Zale Jewelry(1)	32.8	n/a	nm	nm	n/a	nm
Piercing Pagoda(2)	3.3	n/a	nm	nm	n/a	nm
Other(3)	(18.2)	(9.0)	(102.2)	0.1	(8.9)	(104.5)
	331.7	270.6	22.6	(2.5)	268.1	23.7
Interest expense, net	(7.9)	(1.2)	(558.3)	(0.1)	(1.3)	(507.7)
Income before income taxes	323.8	269.4	20.2	(2.6)	266.8	21.4
Income taxes	(95.8)	(94.2)	(1.7)	0.7	(93.5)	(2.5)
Net income	$228.0	$175.2	30.1	$(1.9)	$173.3	31.6
Basic earnings per share	$2.85	$2.20	29.5	$(0.03)	$2.17	31.3
Diluted earnings per share	$2.84	$2.18	30.3	$(0.02)	$2.16	31.5
(1) Zale Jewelry includes net operating loss impact of $14.7 million for purchase accounting adjustments.
(2) Piercing Pagoda includes net operating loss impact of $6.1 million for purchase accounting adjustments.
(3) Other includes $9.2 million of transaction-related and integration expense, as well as severance related costs. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses.
nm Not meaningful as the Company completed the acquisition of Zale Corporation on May 29, 2014, Fiscal 2015 includes Zale Corporation's results since the date of acquisition.
n/a Not applicable as Zale division was acquired on May 29, 2014.

(c) Fiscal 2014 percentage change in results at constant exchange rates

	Fiscal 2014	Fiscal 2013	(1)	Change	Impact of exchange rate movement	Fiscal 2013 at constant exchange rates (non-GAAP)	Fiscal 2014 change at constant exchange rates (non-GAAP)
	(in millions)	(in millions)%			(in millions)	(in millions)%
Sales by origin and destination:
Sterling Jewelers	$3,517.6	$3,273.9		7.4	$—	$3,273.9	7.4
UK Jewelry	685.6	709.5		(3.4)	(4.2)	705.3	(2.8)
Other	6.0	—		nm	—	—	nm
	4,209.2	3,983.4		5.7	(4.2)	3,979.2	5.8
Cost of sales	(2,628.7)	(2,446.0)		(7.5)	4.1	(2,441.9)	(7.6)
Gross margin	1,580.5	1,537.4		2.8	(0.1)	1,537.3	2.8
Selling, general and administrative expenses	(1,196.7)	(1,138.3)		(5.1)	1.9	(1,136.4)	(5.3)
Other operating income, net	186.7	161.4		15.7	(0.1)	161.3	15.7
Operating income (loss):
Sterling Jewelers	553.2	547.8		1.0	—	547.8	1.0
UK Jewelry	42.4	40.0		6.0	1.7	41.7	1.7
Other	(25.1)	(27.3)		8.1	—	(27.3)	8.1
	570.5	560.5		1.8	1.7	562.2	1.5
Interest expense, net	(4.0)	(3.6)		(11.1)	—	(3.6)	(11.1)
Income before income taxes	566.5	556.9		1.7	1.7	558.6	1.4
Income taxes	(198.5)	(197.0)		(0.8)	(0.3)	(197.3)	(0.6)
Net income	$368.0	$359.9		2.3	$1.4	$361.3	1.9
Basic earnings per share	$4.59	$4.37		5.0	$0.02	$4.39	4.6
Diluted earnings per share	$4.56	$4.35		4.8	$0.01	$4.36	4.6
(1) Fiscal 2013 was a 53 week period. The 53rd week added $56.4 million in net sales and decreased diluted earnings per share by approximately $0.02 for the fiscal period.
nm Not meaningful as Fiscal 2014 is the first year of sales.

(d) Fourth quarter Fiscal 2014 percentage change in results at constant exchange rates

	13 weeks ended February 1, 2014	14 weeks ended February 2, 2013	(1)	Change	Impact of exchange rate movement	14 weeks ended February 2, 2013 at constant exchange rates (non-GAAP)	13 weeks ended February 1, 2014 change at constant exchange rates (non-GAAP)
	(in millions)	(in millions)%			(in millions)	(in millions)%
Sales by origin and destination:
Sterling Jewelers	$1,288.0	$1,244.9		3.5	$—	$1,244.9	3.5
UK Jewelry	272.2	268.4		1.4	5.3	273.7	(0.5)
Other	3.8	—		nm	—	—	nm
	1,564.0	1,513.3		3.4	5.3	1,518.6	3.0
Cost of sales	(915.2)	(876.2)		(4.5)	(2.8)	(879.0)	(4.1)
Gross margin	648.8	637.1		1.8	2.5	639.6	1.4
Selling, general and administrative expenses	(425.8)	(410.9)		(3.6)	(0.7)	(411.6)	(3.4)
Other operating income, net	47.6	41.5		14.7	(0.2)	41.3	15.3
Operating income (loss):
Sterling Jewelers	227.9	227.5		0.2	—	227.5	0.2
UK Jewelry	51.7	48.8		5.9	1.7	50.5	2.4
Other	(9.0)	(8.6)		(4.7)	(0.1)	(8.7)	(3.4)
	270.6	267.7		1.1	1.6	269.3	0.5
Interest expense, net	(1.2)	(1.1)		(9.1)	0.1	(1.0)	(20.0)
Income before income taxes	269.4	266.6		1.1	1.7	268.3	0.4
Income taxes	(94.2)	(94.8)		0.6	(0.3)	(95.1)	0.9
Net income	$175.2	$171.8		2.0	$1.4	$173.2	1.2
Basic earnings per share	$2.20	$2.13		3.3	$0.02	$2.15	2.3
Diluted earnings per share	$2.18	$2.12		2.8	$0.01	$2.13	2.3
(1) Fourth quarter Fiscal 2013 was a 14 week period. The 14th week added $56.4 million in net sales and decreased diluted earnings per share by approximately $0.02 for the fourth quarter.
nm Not meaningful as Fiscal 2014 is the first year of sales.

2. Operating data reflecting the impact of Zale operations and acquisition-related costs
The below table reflects the impact of the Zale operations, costs associated with the acquisition of Zale Corporation, along with certain other accounting adjustments made. Management finds the information useful to analyze the results of the business excluding these items in order to appropriately evaluate the performance of the business without the impact of significant and unusual items.

(a) Fiscal 2015 operating data reflecting the impact of Zale operations and acquisition-related costs

Year to date Fiscal 2015 (in millions, except per share amount and % of sales)	Adjusted Signet		Accounting adjustments(1)	Severance costs(2)	Transaction costs(3)	Signet consolidated, as reported
Sales	$5,769.9	100.0%	$(33.6)	$—	$—	$5,736.3
Cost of sales	(3,638.4)	(63.1)%	(23.7)	—	—	(3,662.1)
Gross margin	2,131.5	36.9%	(57.3)	—	—	2,074.2
Selling, general and administrative expenses	(1,664.5)	(28.8)%	11.4	(15.7)	(44.1)	(1,712.9)
Other operating income, net	215.3	3.7%	—	—	—	215.3
Operating income (loss)	682.3	11.8%	(45.9)	(15.7)	(44.1)	576.6
Interest expense, net	(36.0)	(0.6)%	—	—	—	(36.0)
Income before income taxes	646.3	11.2%	(45.9)	(15.7)	(44.1)	540.6
Income taxes	(195.2)	(3.4)%	17.4	6.0	12.5	(159.3)
Net income (loss)	451.1	7.8%	(28.5)	(9.7)	(31.6)	381.3
Earnings per share – diluted	$5.63		$(0.36)	$(0.12)	$(0.39)	$4.75

	Adjusted Signet excluding Zale(4)		Zale operations(5)		Adjusted Signet
Sales	$4,520.7	100.0%	$1,249.2	100.0%	$5,769.9	100.0%
Cost of sales	(2,819.4)	(62.4)%	(819.0)	(65.6)%	(3,638.4)	(63.1)%
Gross margin	1,701.3	37.6%	430.2	34.4%	2,131.5	36.9%
Selling, general and administrative expenses	(1,274.3)	(28.2)%	(390.2)	(31.2)%	(1,664.5)	(28.8)%
Other operating income, net	217.6	4.9%	(2.3)	(0.2)%	215.3	3.7%
Operating income	644.6	14.3%	37.7	3.0%	682.3	11.8%
Interest expense, net	(34.8)	(0.8)%	(1.2)	(0.1)%	(36.0)	(0.6)%
Income before income taxes	609.8	13.5%	36.5	2.9%	646.3	11.2%
Income taxes	(180.7)	(4.0)%	(14.5)	(1.2)%	(195.2)	(3.4)%
Net income (loss)	429.1	9.5%	22.0	1.7%	451.1	7.8%
Earnings per share – diluted	$5.36		$0.27		$5.63
(1) Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to Signet’s Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment results in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014 as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $32.2 million and amortization expense of intangibles.
(2) During Fiscal 2015, Signet incurred severance costs related to Zale and other management changes. These costs are included within Signet's Other segment.
(3) Transaction costs include transaction-related and integration expenses associated with advisor fees for legal, tax, accounting, and consulting expenses. These costs are included within Signet’s Other segment.
(4) Includes capital structure and financing costs.
(5) Includes the 247-day results of the Zale division from date of acquisition to the end of Fiscal 2015.

Fourth quarter Fiscal 2015 operating data reflecting the impact of Zale operations and acquisition-related costs

Fourth Quarter Fiscal 2015 (in millions, except per share amount and % of sales)	Adjusted Signet		Accounting adjustments(1)	Severance costs(2)	Transaction costs(3)	Signet consolidated, as reported
Sales	$2,289.2	100.0%	$(12.8)	$—	$—	$2,276.4
Cost of sales	(1,352.3)	(59.1)%	(12.0)	—	—	(1,364.3)
Gross margin	936.9	40.9%	(24.8)	—	—	912.1
Selling, general and administrative expenses	(629.3)	(27.5)%	4.0	—	(9.2)	(634.5)
Other operating income, net	54.1	2.4%	—	—	—	54.1
Operating income (loss)	361.7	15.8%	(20.8)	—	(9.2)	331.7
Interest expense, net	(10.7)	(0.5)%	2.8	—	—	(7.9)
Income before income taxes	351.0	15.3%	(18.0)	—	(9.2)	323.8
Income taxes	(105.4)	(4.6)%	6.8	—	2.8	(95.8)
Net income (loss)	245.6	10.7%	(11.2)	—	(6.4)	228.0
Earnings per share – diluted	$3.06		$(0.14)	$—	$(0.08)	$2.84

	Adjusted Signet excluding Zale(4)		Zale operations		Adjusted Signet
Sales	$1,639.7	100.0%	$649.5	100.0%	$2,289.2	100.0%
Cost of sales	(951.7)	(58.0)%	(400.6)	(61.7)%	(1,352.3)	(59.1)%
Gross margin	688.0	42.0%	248.9	38.3%	936.9	40.9%
Selling, general and administrative expenses	(439.6)	(26.8)%	(189.7)	(29.2)%	(629.3)	(27.5)%
Other operating income, net	56.4	3.4%	(2.3)	(0.4)%	54.1	2.4%
Operating income	304.8	18.6%	56.9	8.7%	361.7	15.8%
Interest expense, net	(10.1)	(0.6)%	(0.6)	(0.1)%	(10.7)	(0.5)%
Income before income taxes	294.7	18.0%	56.3	8.6%	351.0	15.3%
Income taxes	(83.4)	(5.1)%	(22.0)	(3.4)%	(105.4)	(4.6)%
Net income (loss)	211.3	12.9%	34.3	5.2%	245.6	10.7%
Earnings per share – diluted	$2.63		$0.43		$3.06
(1) Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to Signet’s Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment results in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014 as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $32.2 million and amortization expense of intangibles.
(2) During Fiscal 2015, Signet incurred severance costs related to Zale and other management changes. These costs are included within Signet's Other segment.
(3) Transaction costs include transaction-related and integration expenses associated with advisor fees for legal, tax, accounting and consulting expenses. These costs are included within Signet’s Other segment.
(4) Includes capital structure and financing costs.

3. Net cash (debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt, and is helpful in providing a measure of the total indebtedness of the Company.

(in millions)	January 31, 2015	February 1, 2014	February 2, 2013
Cash and cash equivalents	$193.6	$247.6	$301.0
Loans and overdrafts	(97.5)	(19.3)	—
Long-term debt	(1,363.8)	—	—
Net (debt) cash	$(1,267.7)	$228.3	$301.0

4. Return on capital employed excluding goodwill (“ROCE”)
ROCE is calculated by dividing the 52 week annual operating income by the average quarterly capital employed and is expressed as a percentage. Capital employed includes accounts and other receivables, inventories, property, plant and equipment, other assets, accounts payable, accrued expenses and other current liabilities, other liabilities, deferred revenue and retirement benefit asset/obligation. This is a key performance indicator used by management for assessing the effective operation of the business and is considered a useful disclosure for investors as it provides a measure of the return on Signet’s operating assets.

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
ROCE	19.5%	25.2%	28.1%	28.6%	23.0%

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

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net cash provided by operating activities	$283.0	$235.5	$312.7
Purchase of property, plant and equipment	(220.2)	(152.7)	(134.2)
Free cash flow	$62.8	$82.8	$178.5

6. Leverage ratio
The leverage ratio is a non-GAAP measure calculated by dividing Signet's adjusted debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheet, plus an adjustment for operating leases (8x annual rent expense), less 70% of outstanding in-house finance receivables recorded in the consolidated balance sheet. Adjusted EBITDAR is a non-GAAP measure. Adjusted EBITDAR is defined as earnings before interest and income taxes (operating income), depreciation and amortization, and non-cash acquisition-related accounting adjustments ("Adjusted EBITDA") and further excludes rent expense for properties occupied under operating leases, non-cash share-based compensation expense, and income earned on receivable balances related to our in-house credit program. Adjusted EBITDA and Adjusted EBITDAR are considered important indicators of operating performance as they exclude the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs and accounting adjustments. Management believes these financial measures are helpful to enhancing investors’ ability to analyze trends in our business and evaluate our performance relative to other companies.

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
Adjusted Debt:
Long-term debt	$1,363.8	$—	$—	$—	$—
Loans and Overdrafts	97.5	19.3	—	—	31.0
Adjustments:
8 x rent expense	3,703.2	2,589.6	2,528.0	2,473.0	2,444.9
70% of financing receivables related to in-house credit program	(1,087.1)	(949.2)	(835.0)	(754.2)	(649.4)
Adjusted Debt	$4,077.4	$1,659.7	$1,693.0	$1,718.8	$1,826.5

(in millions)	Fiscal 2015		Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
Operating income	$576.6		$570.5	$560.5	$507.4	$372.5
Depreciation and amortization on property, plant and equipment	140.4	(1)	110.2	99.4	92.4	97.8
Amortization of definite-lived intangibles	9.3	(1)(2)	—	—	—	—
Amortization of unfavorable leases and contracts	(23.7)	(2)	—	—	—	—
Other non-cash accounting adjustments	60.3	(2)	—	—	—	—
Adjusted EBITDA	$762.9		$680.7	$659.9	$599.8	$470.3
Rent expense	462.9		323.7	316.0	309.1	305.6
Share-based compensation expense	12.1		14.4	15.7	17.0	17.2
Finance income from in-house credit program	(217.9)		(186.4)	(159.7)	(125.4)	(109.6)
Adjusted EBITDAR	$1,020.0		$832.4	$831.9	$800.5	$683.5
Adjusted Leverage ratio	4.0		2.0	2.0	2.1	2.7

(1)
Total amount of depreciation and amortization reflected on the consolidated statement of cash flows reflects $149.7 million for Fiscal 2015, which includes $9.3 million related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.

(2)	Total amount of operating loss relating to Acquisition accounting adjustments is $45.9 million for Fiscal 2015 as reflected in the non-GAAP tables above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet's credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, the impact of stockholder litigation with respect to the acquisition of Zale Corporation, and our ability to successfully integrate Zale Corporation's operations and to realize synergies from the transaction.
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
Exchange translation impact
The monthly average exchange rates are used to prepare the income statement and are calculated each month from the weekly average exchange rates weighted by sales. In Fiscal 2016, it is anticipated a five percent movement in the British pound to US dollar exchange rate would impact income before income tax by approximately $2.7 million, and it is anticipated a five percent movement in the Canadian dollar to US dollar exchange rate would impact income before income tax by approximately $0.6 million.
Transactions Affecting Comparability of Results of Operations and Liquidity and Capital Resources
The comparability of the Company’s operating results for Fiscal 2015, Fiscal 2014 and Fiscal 2013 presented herein has been affected by certain transactions, including:

•	The Zale Acquisition that closed on May 29, 2014, as described in Note 3 of Item 8;

•	Certain transaction-related costs;

•	Zale Acquisition financing as described in Note 3 and Note 19 of Item 8; and

•	Certain non-recurring purchase accounting adjustments.
Fiscal 2015 overview
Results reflect the addition of Zale Corporation from the date of the Acquisition on May 29, 2014. Same store sales increased 4.1% compared to an increase of 4.4% in Fiscal 2014; total sales were up 36.3% to $5,736.3 million compared to $4,209.2 million in Fiscal 2014 due to the addition of the Zale division, which added $1,215.6 million of sales, including purchase accounting adjustments. Operating margin decreased 350 basis points to 10.0% compared to 13.5% in Fiscal 2014. Operating income increased 1.1% to $576.6 million compared to $570.5 million in Fiscal 2014. Diluted earnings per share increased 4.2% to $4.75 compared to $4.56 in Fiscal 2014. Higher profit dollars and the lower operating margin were also driven by the addition of Zale which, while profitable, operated at a lower rate of profitability than the balance of Signet. See "GAAP and Non-GAAP Measures" section in Item 6 for additional information.
Signet had $1,363.8 million of long-term debt at January 31, 2015 and no long-term debt at February 1, 2014. Cash and cash equivalents were $193.6 million and $247.6 million, as of January 31, 2015 and February 1, 2014, respectively. During Fiscal 2015, Signet repurchased approximately 0.3 million shares at an average cost of $103.37 per share, which represented 0.4% of the shares outstanding at the start of Fiscal 2015, as compared to 1.6 million shares repurchased in Fiscal 2014 at an average cost of $67.24.
Drivers of operating profitability
The key measures and drivers of operating profitability are:

•	total sales - driven by the change in same store sales and net store selling space;

•	gross margin;

•	level of selling, general and administrative expenses; and

•	movements in the US$ to £ and US$ to C$ exchange rates, as Signet operates nearly 700 stores in the UK and Canada.
Same Store Sales
Same store sales growth is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year. Sales from stores that have been open for less than 12 months, including acquisitions, are excluded from the comparison until their 12-month anniversary. Sales from the 12-month anniversary onwards are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic area, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Sales to employees are also excluded. Comparisons at divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. eCommerce sales are included in the calculation of same store sales for the period and the comparative figures from the anniversary of the launch of the relevant website. Same store sales exclude the 53rd week in the fiscal year in which it occurs. Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry.

Net Store Selling Space

	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2015
Openings	75	12	8	95
Closures	(42)	(54)	(3)	(99)
Net change in store selling space	5%	n/a	2%	48%	(1)
Fiscal 2014
Openings	81	n/a	2	83
Closures	(53)	n/a	(20)	(73)
Net change in store selling space	5%	n/a	(3)%	4%
Fiscal 2013
Openings	158	n/a	—	158
Closures	(33)	n/a	(24)	(57)
Net change in store selling space	11%	n/a	(3)%	8%
(1) Excluding Zale division, net change in store selling space for Signet was 4% in Fiscal 2015 .
n/a Not applicable as Zale division was acquired on May 29, 2014. See Note 3 of Item 8 for additional information.
Cost of Sales and Gross Margin
Cost of sales is mostly composed of merchandise costs (net of discounts and allowances). Cost of sales also contains:

•	Occupancy costs such as rent, common area maintenance, depreciation, and real estate tax.

•	Net bad debt expense and customers' late payments under the Sterling Jewelers customer finance program.

•	Store operating expenses such as utilities, displays, and merchant credit costs.

•	Distribution costs including freight, processing, and inventory shrinkage.
As the classification of cost of sales or selling, general and administrative expenses varies from retailer to retailer and few retailers have in-house customer finance programs, Signet’s gross margin percentage may not be directly comparable to other retailers.
Factors that influence gross margin include pricing, changes in merchandise costs (principally diamonds), changes in non-merchandise components of cost of sales (as described above), changes in sales mix, foreign exchange, gold and currency hedges, and the economics of services such as repairs and extended service plans. The price of diamonds varies depending on their size, cut, color and clarity. Demand for diamonds is primarily driven by the manufacture and sale of diamond jewelery and their future price is uncertain. At times, Signet uses gold and currency hedges to reduce its exposure to market volatility in the cost of gold and the pound sterling to the US dollar exchange rate, but it is not able to do so for diamonds. For gold and currencies, the hedging period can extend to 24 months, although the majority of hedge contracts will normally be for a maximum of 12 months.
The percentage mix of the merchandise cost component of cost of sales, based on US dollars, is as follows:

		Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2015
	Diamonds	52%	43%	10%	45%
	Gold	15%	16%	15%	15%
	All Other	33%	41%	75%	40%
Fiscal 2014
	Diamonds	54%	n/a	10%	47%
	Gold	15%	n/a	16%	15%
	All Other	31%	n/a	74%	38%
n/a Not applicable as Zale division was acquired on May 29, 2014. See Note 3 of Item 8 for additional information.
Signet uses an average cost inventory methodology and, as jewelry inventory turns slowly, the impact of movements in the cost of diamonds and gold takes time to be fully reflected in the gross margin. Our inventory turns faster in the fourth quarter than in the other three quarters, therefore, changes in the cost of merchandise are more quickly reflected in the gross margin in that quarter. Furthermore, Signet’s hedging activities result in movements in the purchase cost of merchandise taking some time before being reflected in the gross margin. An increase in inventory turn would accelerate the rate at which commodity costs impact gross margin.
Accounts receivable comprise a large volume of transactions with no one customer representing a significant balance. The net US bad debt expense includes an estimate of the allowance for losses as of the balance sheet date. The allowance is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy, as well as an allowance for those 90 days aged and under based on historical loss information and payment performance. Management believes that the primary drivers of the net Sterling Jewelers division's bad debt to total divisional sales ratio are the accuracy of the proprietary consumer credit scores used when granting customer finance, the procedures used to collect the outstanding balances, Sterling Jewelers division credit sales as a percentage of total Sterling Jewelers division sales and the rate of change in the level of unemployment in the US economy.
Selling, general and administrative expense
Selling, general and administrative expense primarily includes store staff and store administrative costs as well as advertising and promotional costs. It also includes field support center expenses such as information technology, credit, finance, eCommerce, and other operating expenses not specifically categorized elsewhere in the consolidated income statements.
The primary drivers of staffing costs are the number of full time equivalent employees employed and the level of compensation, taxes, and other benefits paid. Management varies, on a store by store basis, the hours worked based on the expected level of selling activity, subject to minimum staffing levels required to operate the store. Non-store staffing levels are less variable. A significant element of compensation is performance based and is primarily dependent on sales and operating profit.
The level of advertising expenditure can vary. The largest element of advertising expenditure is national television advertising and is determined by management’s judgment of the appropriate level of advertising impressions and the cost of purchasing media.
Other operating income
Other operating income is predominantly interest income arising from in-house customer finance provided to the customers of the Sterling Jewelers division. Its level is dependent on the rate of interest charged, the credit program selected by the customer, and the level of outstanding balances. The level of outstanding balances is dependent on the sales of the Sterling Jewelers division, the proportion of sales that use the in-house customer finance, and the monthly collection rate.
Operating income
To maintain current levels of operating income, Signet needs to achieve same store sales growth sufficient to offset any adverse movement in gross margin, any increase in operating costs, the impact of any immature selling space and any adverse changes in other operating income. Same store sales growth above the level required to offset the factors outlined above allows the business to achieve leverage of its cost base and improve operating income. Slower sales growth or a sales decline would normally result in reduced operating income. When foreseen, such as through the Sterling Jewelers division’s cost saving measures implemented in Fiscal 2010, Signet may be able to reduce costs to help offset the impact of slow or negative sales growth. A key factor in driving operating income is the level of average sales per store, with higher productivity allowing leverage of expenses incurred in performing store and central functions. The acquisition of companies with operating margins lower than that of Signet may cause an overall lower operating margin for Signet.
The impact on operating income of a sharp, unexpected increase or decrease in same store sales performance can be significant. This is particularly so when it occurs in the fourth quarter due to the seasonality of the business. In the medium term, there is more opportunity to adjust costs to the changed sales level, but the time it takes varies depending on the type of cost. An example of where it can take a number of months to adjust costs is expenditure on national network television advertising in the US, where Signet makes most of its commitments for the year ahead during its second quarter. It is even more difficult to reduce base lease costs in the short or medium term, as leases in US malls are typically for one to ten years, Jared sites for 15-20 years and in the UK for a minimum of five years.

Results of operations

(in millions)	Fiscal 2015	(1)	Fiscal 2014	Fiscal 2013	(2)
Sales	$5,736.3		$4,209.2	$3,983.4
Cost of sales	(3,662.1)		(2,628.7)	(2,446.0)
Gross margin	2,074.2		1,580.5	1,537.4
Selling, general and administrative expenses	(1,712.9)		(1,196.7)	(1,138.3)
Other operating income, net	215.3		186.7	161.4
Operating income	576.6		570.5	560.5
Interest expense, net	(36.0)		(4.0)	(3.6)
Income before income taxes	540.6		566.5	556.9
Income taxes	(159.3)		(198.5)	(197.0)
Net income	$381.3		$368.0	$359.9
(1) Fiscal 2015 results include Zale Corporation's results since the date of acquisition. See Note 3 of Item 8 for additional information.
(2) Fiscal 2013 was a 53 week period. The 53rd week added $56.4 million in net sales and decreased diluted earnings per share by approximately $0.02 for both the fourth quarter and fiscal period.
The following table sets forth for the periods indicated, the percentage of sales represented by certain items included in the statements of consolidated income:

(% to sales)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Sales	100.0%	100.0%	100.0%
Cost of sales	(63.8)	(62.5)	(61.4)
Gross margin	36.2	37.5	38.6
Selling, general and administrative expenses	(29.9)	(28.4)	(28.6)
Other operating income, net	3.7	4.4	4.1
Operating income	10.0	13.5	14.1
Interest expense, net	(0.6)	(0.1)	(0.1)
Income before income taxes	9.4	13.4	14.0
Income taxes	(2.8)	(4.7)	(5.0)
Net income	6.6%	8.7%	9.0%
COMPARISON OF FISCAL 2015 TO FISCAL 2014

•	Same store sales: up 4.1%.

•	Operating income: up 1.1% to $576.6 million. Adjusted(1) operating income: up 19.6% to $682.3 million.

•	Operating margin: decreased to 10.0%, down 350 basis points. Adjusted(1) operating margin: down 170 basis points to 11.8%.

•	Diluted earnings per share: up 4.2% to $4.75. Adjusted(1) diluted earnings per share: up 23.5% to $5.63.

(1)
Non-GAAP measure, see Item 6. The Company uses adjusted metrics, which adjust for purchase accounting, severance, and transaction costs principally in relation to the Zale acquisition to give investors information as to the Company’s results without regard to the expenses associated with the May 2014 acquisition of Zale Corporation and certain severance costs.

In Fiscal 2015, Signet’s same store sales increased by 4.1%, compared to an increase of 4.4% in Fiscal 2014. Total sales were $5,736.3 million compared to $4,209.2 million in Fiscal 2014, up $1,527.1 million or 36.3% compared to an increase of 5.7% in Fiscal 2014. The increase in sales was primarily driven by the addition of the Zale division which added $1,215.6 million of sales, including purchase accounting adjustments related to deferred revenue associated with extended warranty sales. eCommerce sales were $283.6 million, which included $82.0 million of Zale eCommerce sales, compared to $164.1 million in Fiscal 2014. The breakdown of Signet's sales performance is set out in the table below.

	Change from previous year
Fiscal 2015	Same store sales(1)	Non-same store sales, net (2)	Total sales at constant exchange rate (3)	Exchange translation impact (3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	4.8%	2.2%	7.0%	—%	7.0%	$3,765.0
Zale Jewelry	1.7%					$1,068.7
Piercing Pagoda	0.2%					$146.9
Zale division	1.5%					$1,215.6
UK Jewelry division	5.3%	0.4%	5.7%	2.8%	8.5%	$743.6
Other (5)	—	nm	nm	—%	nm	$12.1
Signet	4.1%	31.6%	35.7%	0.6%	36.3%	$5,736.3
Adjusted Signet (3)						$5,769.9
Adjusted Signet excluding Zale (3)						$4,520.7
(1) Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.
(2) Includes all sales from stores not open for 12 months.
(3) Non-GAAP measure, see Item 6.
(4) Same store sales presented for Zale division to provide comparative performance measures. Year-over-year results not applicable because Signet did not own Zale division in prior year.
(5) Includes sales from Signet's diamond sourcing initiative.
nm Not meaningful.
Sterling Jewelers sales
In Fiscal 2015, the Sterling Jewelers division’s total sales were up 7.0% to $3,765.0 million compared to $3,517.6 million in Fiscal 2014, and same store sales increased by 4.8% compared to an increase of 5.2% in Fiscal 2014. Sales increases were driven by a combination of factors which drove results at Kay and Jared. These factors included sales associate execution, compelling merchandise, marketing, and credit. The average merchandise transaction value increased in Kay driven by particular strength in branded bridal as well as a decline in sales associated with lower average selling price units. The number of merchandise transactions increased in Kay due to branded bridal, branded fashion diamond collections and watches partially offset by a decline in units of lower average selling price points. In Jared, the average merchandise transaction value was relatively flat to prior year and the number of merchandise transactions increased. Strong branded and non-branded merchandise performance drove transactional increases in Jared. Branded differentiated and exclusive merchandise in Sterling Jewelers increased its participation by 120 basis points to 32.3% of Sterling Jeweler's merchandise sales.

	Changes from previous year
Fiscal 2015	Same store sales	Non-same store sales, net (1)	Total sales as reported	Total sales (in millions)
Kay	5.7%	2.9%	8.6%	$2,346.2
Jared(2)	3.8%	5.1%	8.9%	$1,188.8
Regional brands	0.3%	(13.7)%	(13.4)%	$230.0
Sterling Jewelers division	4.8%	2.2%	7.0%	$3,765.0
(1) Includes all sales from stores not open or owned for 12 months.
(2) Includes 33 stores that were converted from regional brands, which consist of 31 Jared Vaults, which operate in outlet centers, and 2 Jared concept test stores. Reported sales in the prior year have been reclassified to align with current year presentation.

	Average Merchandise Transaction Value (1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal 2015	Fiscal 2015	Fiscal 2014 (3)	Fiscal 2015	Fiscal 2014 (3)	Fiscal 2015	Fiscal 2014 (3)
Kay	$398	$382	4.2%	3.5%	2.1%	2.4%
Jared	$540	$539	0.2%	(1.1)%	4.2%	6.3%
Regional brands	$407	$400	1.8%	4.8%	(1.3)%	(4.9)%
Sterling Jewelers division	$435	$422	3.1%	2.4%	2.4%	2.7%
(1) Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.
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

UK Jewelry sales
In Fiscal 2015, the UK Jewelry division’s total sales were up 8.5% to $743.6 million compared to $685.6 million in Fiscal 2014 and up 5.7% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales increased by 5.3% compared to an increase of 1.0% in Fiscal 2014. Sales performance in the UK Jewelry division was primarily driven by an increase in same store sales performance of the business in the fourth quarter. The UK Jewelry division experienced sales growth primarily in bridal and fashion diamond jewelry and fashion watches. The average merchandise transaction value increase in H.Samuel was driven by strong diamond and bridal sales with increases in the number of transactions influenced by higher bead, gold jewelry and watches. The average transaction value declined in Ernest Jones while the number of transactions increased over prior year. Transaction increases in Ernest Jones were driven by broad strength across the merchandise portfolio but with particular strength in fashion watches that also impacted the average transaction value.

	Change from previous year
Fiscal 2015	Same store sales	Non-same store sales, net (1)	Total sales at constant exchange rate (2)	Exchange translation impact (2)	Total sales as reported	Total sales (in millions)
H.Samuel	3.9%	(0.9)%	3.0%	2.6%	5.6%	$389.6
Ernest Jones	7.0%	1.8%	8.8%	3.0%	11.8%	$354.0
UK Jewelry division	5.3%	0.4%	5.7%	2.8%	8.5%	$743.6
(1) Includes all sales from stores not open for 12 months.
(2) Non-GAAP measure, see Item 6.

	Average Merchandise Transaction Value (1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal 2015	Fiscal 2015	Fiscal 2014 (3)	Fiscal 2015	Fiscal 2014 (3)	Fiscal 2015	Fiscal 2014 (3)
H.Samuel	£74	£72	2.8%	0.0%	1.3%	0.2%
Ernest Jones	£249	£259	(3.9)%	(7.1)%	10.9%	9.5%
UK Jewelry division	£110	£109	0.9%	(0.9)%	3.2%	1.8%
(1) Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.
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
Zale division sales
As Zale Corporation was acquired May 29, 2014, there is no comparable prior period. The Zale division's Fiscal 2015 sales were $1,215.6 million. Zale Jewelry contributed $1,068.7 million and Piercing Pagoda contributed $146.9 million of revenues. Total Zale division sales included purchase accounting adjustments of $(33.6) million related to a reduction of deferred revenue associated with extended warranty sales. Same store sales increased 1.5% driven in part by initial synergy initiatives surrounding sales associate training, merchandise assortment and new marketing creative. Merchandise sales were particularly strong in branded bridal and branded diamond fashion in the Zale Jewelry reportable segment. Branded differentiated and exclusive merchandise represented 30.5% of the Zale division's merchandise sales.

Fiscal 2015	Same store sales	Total sales (in millions)
Zales	1.6%	$800.9
Gordon’s	(2.8)%	$62.3
Zale US Jewelry	1.3%	$863.2
Peoples	4.6%	$174.5
Mappins	(2.3)%	$31.0
Zale Canada Jewelry	3.5%	$205.5
Total Zale Jewelry	1.7%	$1,068.7
Piercing Pagoda	0.2%	$146.9
Zale division (1)	1.5%	$1,215.6
(1) The Zale division same store sales reflect results since the date of acquisition and include merchandise and repair sales and excludes warranty and insurance revenues.

Fourth quarter sales
In the fourth quarter, Signet’s same store sales were up 4.2%, compared to an increase of 4.3% in the prior year fourth quarter, and total sales increased by 45.5% to $2,276.4 million compared to $1,564.0 million in the prior year fourth quarter. The increase in sales was primarily driven by the addition of the Zale division which added $636.7 million of sales, including purchase accounting adjustments. eCommerce sales in the fourth quarter were $149.6 million, which included $54.8 million of Zale eCommerce sales, compared to $79.0 million in the prior year fourth quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fourth quarter of Fiscal 2015	Same store sales (1)	Non-same store sales, net (2)	Total sales at constant exchange rate (3)	Exchange translation impact (3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	3.7%	1.8%	5.5%	—%	5.5%	$1,358.3
Zale Jewelry	3.8%					$564.6
Piercing Pagoda	2.7%					$72.1
Zale division (4)	3.7%					$636.7
UK Jewelry division	7.5%	0.2%	7.7%	(5.6)%	2.1%	$278.0
Other (5)	—%	nm	nm	—%	nm	$3.4
Signet	4.2%	42.7%	46.9%	(1.4)%	45.5%	$2,276.4
Adjusted Signet (3)						$2,289.2
Adjusted Signet excluding Zale (3)						$1,639.7
(1) Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.
(2) Includes all sales from stores not open for 12 months.
(3) Non-GAAP measure, see Item 6.
(4) Same store sales presented for Zale division to provide comparative performance measures. Year-over-year results not applicable because Signet did not own Zale division in prior year.
(5) Includes sales from Signet's diamond sourcing initiative.
nm not meaningful.
Sterling Jewelers sales
In the fourth quarter, the Sterling Jewelers division's total sales were $1,358.3 million compared to $1,288.0 million in the prior year fourth quarter, up 5.5% and same store sales increased 3.7%, compared to an increase of 4.0% in the prior year fourth quarter. Sales increases in the fourth quarter were driven by a combination of factors which drove results at Kay and Jared. These factors included sales team execution, compelling merchandise, marketing, and credit. The average merchandise transaction value increased in Kay driven by particular strength in bridal as well as a decline in sales associated with lower average selling price units. The number of merchandise transactions declined in Kay primarily due to a decline in units of lower average selling price points. In Jared, the average merchandise transaction value increased due to strong branded and non-branded merchandise performance. The number of merchandise transactions was relatively flat to prior year due to a decline in sales associated with lower average selling price units.

	Change from previous year
Fourth quarter of Fiscal 2015	Same store sales	Non-same store sales, net (1)	Total sales as reported	Total sales (in millions)
Kay	4.6%	2.4%	7.0%	$862.8
Jared(2)	2.6%	3.6%	6.2%	$416.7
Regional brands	0.0%	(11.7)%	(11.7)%	$78.8
Sterling Jewelers division	3.7%	1.8%	5.5%	$1,358.3
(1) Includes all sales from stores not open or owned for 12 months.
(2) Includes 33 stores that were converted from regional brands, which consist of 31 Jared Vaults, which operate in outlet centers, and 2 Jared concept test stores. Reported sales in the prior year have been reclassified to align with current year presentation.

	Average Merchandise Transaction Value				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter of Fiscal 2015	Fiscal 2015	Fiscal 2014 (3)	Fiscal 2015	Fiscal 2014 (3)	Fiscal 2015	Fiscal 2014 (3)
Kay	$364	$344	5.8%	2.4%	(1.6)%	1.2%
Jared	$495	$484	2.3%	(4.2)%	0.1%	9.0%
Regional brands	$369	$366	0.8%	6.8%	(2.2)%	(4.5)%
Sterling Jewelers division	$397	$380	4.5%	1.1%	(1.2)%	2.6%
(1) Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.
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
UK Jewelry sales
In the fourth quarter, the UK Jewelry division’s total sales were up by 2.1% to $278.0 million compared to $272.2 million in the prior year fourth quarter and up 7.7% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales increased 7.5% compared to an increase of 5.7% in the prior year fourth quarter.  Sales performance in the fourth quarter was primarily driven by branded bridal, fashion diamond jewelry and fashion watches. The average merchandise transaction value increase in H.Samuel was driven by strong diamond and bridal sales with a slight decline in the number of transactions. The average transaction value declined slightly in Ernest Jones while the number of transactions increased over prior year period. Transaction increases in Ernest Jones were driven by broad strength across the merchandise portfolio but with particular strength in fashion watches that also impacted the average transaction value.

	Change from previous year
Fourth quarter of Fiscal 2015	Same store sales	Non-same store sales, net (1)	Total sales at constant exchange rate (2)	Exchange translation impact (2)	Total sales as reported	Total sales (in millions)
H.Samuel	6.0%	(0.3)%	5.7%	(5.3)%	0.4%	$152.1
Ernest Jones (3)	9.3%	0.8%	10.1%	(5.8)%	4.3%	$125.9
UK Jewelry division	7.5%	0.2%	7.7%	(5.6)%	2.1%	$278.0
(1) Includes all sales from stores not open for 12 months.
(2) Non-GAAP measure, see Item 6.
(3) Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter of Fiscal 2015	Fiscal 2015	Fiscal 2014 (4)	Fiscal 2015	Fiscal 2014 (4)	Fiscal 2015	Fiscal 2014 (4)
H.Samuel	£74	£69	7.2%	0.0%	(0.8)%	3.6%
Ernest Jones (3)	£230	£231	(0.4)%	(2.5)%	11.6%	9.3%
UK Jewelry division	£107	£100	7.0%	0.0%	1.6%	4.6%
(1) Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.
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
Zale sales
As Zale Corporation was acquired May 29, 2014, there is no comparable period presented. The Zale division's fourth quarter sales were $636.7 million. Zale Jewelry contributed $564.6 million and Piercing Pagoda contributed $72.1 million of revenues. Total Zale division sales included purchase accounting adjustments of $(12.8) million related to a reduction of deferred revenue associated with extended warranty sales. Same store sales increased 3.7% driven in part by initial synergy initiatives surrounding sales associate training, merchandise assortment and new marketing creative. Merchandise sales were particularly strong in branded bridal and branded diamond fashion in the Zale Jewelry reportable segment. Total Zale division sales were driven by branded sales in bridal and fashion in the Zale Jewelry reportable segment.

Fourth quarter of Fiscal 2015	Same store sales	Total sales (in millions)
Zales	3.7%	$427.1
Gordon’s	(2.3)%	$32.1
Zale US Jewelry	3.2%	$459.2
Peoples	7.1%	$90.0
Mappins	3.5%	$15.4
Zale Canada Jewelry	6.6%	$105.4
Total Zale Jewelry	3.8%	$564.6
Piercing Pagoda	2.7%	$72.1
Zale division (1)	3.7%	$636.7
(1) The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.
Cost of sales and gross margin
In Fiscal 2015, gross margin was $2,074.2 million or 36.2% of sales compared to $1,580.5 million or 37.5% of sales in Fiscal 2014. Adjusted gross margin was $2,131.5 million or 36.9% of adjusted sales (non-GAAP measure, see Item 6). The decrease in the adjusted gross margin rate from prior year of 60 basis points was due to the lower gross margins associated with the Zale division which reduced Signet's adjusted gross margin rate by 70 basis points. Zale operates with a lower gross margin structure than Sterling Jewelers and represents an area of focus on applying best practices for improvement. The impact of Zale on Signet’s adjusted gross margin rate was partially offset by a higher gross margin rate in the Sterling Jewelers division.

•
The Sterling Jewelers division gross margin dollars increased $107.5 million compared to Fiscal 2014, reflecting increased sales and a gross margin rate improvement of 30 basis points. The gross margin rate expansion was driven by an improvement in the merchandise margin, leverage on store occupancy expenses from higher sales as well as favorable commodity costs.

•
In the UK Jewelry division, gross margin dollars increased $15.5 million compared to Fiscal 2014, reflecting higher sales partially offset by a gross margin rate decrease of 30 basis points. The increase in gross margin dollars was driven by higher sales which leveraged store occupancy and distribution costs. The gross margin rate decline was driven principally by a lower merchandise margin, as the division strategically realigned assortments and prices to better drive sales and gross margin dollars.

In the fourth quarter, the consolidated gross margin was $912.1 million or 40.1% of sales compared to $648.8 million or 41.5% of sales in the prior year fourth quarter. Adjusted gross margin was $936.9 million or 40.9% of adjusted sales (non-GAAP measure, see Item 6). The decrease in the adjusted gross margin rate from prior year of 60 basis points was due to the lower gross margins associated with the Zale division which reduced Signet's adjusted gross margin rate by 110 basis points.The impact of Zale on Signet’s adjusted gross margin rate was partially offset by a higher gross margin rate in the Sterling Jewelers division.

•
Gross margin dollars in the Sterling Jewelers division increased $38.8 million compared to the prior year fourth quarter, reflecting higher sales and a gross margin rate increase of 70 basis points. The gross margin rate expansion was driven by an improvement in the merchandise margin, leverage on store occupancy expenses from higher sales as well as favorable commodity costs.

•
In the UK Jewelry division, gross margin dollars increased $1.6 million compared to Fiscal 2014, reflecting higher sales partially offset by a gross margin rate decrease of 20 basis points. As with the full year, the fourth quarter increase in gross margin dollars was driven by higher sales which leveraged store occupancy and distribution costs. The gross margin rate decline was driven principally by a lower merchandise margin, as the division strategically realigned assortments and prices to better drive sales and gross margin dollars.

Selling, general and administrative expenses (“SGA”)
Selling, general and administrative expenses for Fiscal 2015 were $1,712.9 million or 29.9% of sales compared to $1,196.7 million or 28.4% of sales in Fiscal 2014, up $516.2 million. The increase was primarily due to the addition of Zale in the current year. In addition, included in SGA were purchase accounting adjustments, severance, and transaction-related costs of $48.4 million, or 0.8% of sales. Adjusted SGA was $1,664.5 million or 28.8% of adjusted sales (non-GAAP measure, see Item 6). The 40 basis points increase in the adjusted SGA rate compared to the prior year comparable period was driven primarily by the Zale division which unfavorably affected Signet's adjusted SGA rate by 60 basis points. In both Sterling Jewelers and UK Jewelry divisions, SGA in total and expenses associated with store staff costs were leveraged due to higher sales.
In the fourth quarter, SGA expense was $634.5 million or 27.9% of sales compared to $425.8 million or 27.2% of sales in the prior year fourth quarter. The increase was primarily due to the addition of Zale in the current year. In addition, included in SGA were purchase accounting adjustments and transaction-related costs of $5.2 million, or 0.2% of sales. Adjusted SGA was $629.3 million or 27.5% of adjusted sales. The 30 basis points increase in the adjusted SGA rate compared to the prior year comparable period was driven primarily by the the Zale division which unfavorably affected Signet's adjusted SGA rate by 70 basis points. In both Sterling Jewelers and UK Jewelry divisions, higher sales leveraged SGA.

Other operating income, net
In Fiscal 2015, other operating income was $215.3 million or 3.7% of sales compared to $186.7 million or 4.4% of sales in Fiscal 2014. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.
Other operating income in the fourth quarter was $54.1 million or 2.4% of sales compared to $47.6 million or 3.0% of sales in the prior year fourth quarter. This increase was also primarily due to higher interest income earned from higher outstanding receivable balances.
Operating income
In Fiscal 2015, operating income was $576.6 million or 10.0% of sales compared to $570.5 million or 13.5% of sales in Fiscal 2014. Included in operating income were purchase accounting adjustments, severance and transaction costs of $105.7 million or (1.8)% of sales. Adjusted operating income was $682.3 million or 11.8% of adjusted sales (non-GAAP measure, see Item 6). The Zale division operating income was $37.7 million or 3.0% of Zale division sales excluding purchase accounting adjustments. Excluding Zale operations, operating income would have been $644.6 million or 14.3% of sales (non-GAAP measure, see Item 6).

	Fiscal 2015		Fiscal 2014
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$624.3	16.6%	$553.2	15.7%
UK Jewelry division	52.2	7.0%	42.4	6.2%
Zale division (1)	(8.2)	(0.7)%	n/a	n/a
Other (2)	(91.7)	nm	(25.1)	nm
Operating income	$576.6	10.0%	$570.5	13.5%
(1) Zale division includes net operating loss impact of $45.9 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $37.7 million or 3.0% of sales. The Zale division operating loss included $1.9 million from Zale Jewelry or (0.2)% of sales and $6.3 million from Piercing Pagoda or (4.3)% of sales.
(2) Other includes $59.8 million of transaction-related and integration expense as well as severance-related costs. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses.
nm Not meaningful.
n/a Not applicable as Zale division was acquired on May 29, 2014.
In the fourth quarter, operating income was $331.7 million or 14.6% of sales compared to $270.6 million or 17.3% of sales in prior year fourth quarter. Included in operating income were purchase accounting adjustments and transaction costs of $30.0 million or 1.3% of sales. Adjusted operating income was $361.7 million or 15.8% of adjusted sales (non-GAAP measure, see Item 6). The Zale division operating income was $56.9 million or 8.7% of Zale division sales excluding purchase accounting adjustments. Excluding Zale operations, operating income would have been $304.8 million or 18.6% of sales.

	Fourth Quarter Fiscal 2015		Fourth Quarter Fiscal 2014
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$260.0	19.1%	$227.9	17.7%
UK Jewelry division	53.8	19.4%	51.7	19.0%
Zale division (1)	36.1	5.7%	n/a	n/a
Other (2)	(18.2)	nm	(9.0)	nm
Operating income	$331.7	14.6%	$270.6	17.3%
(1) Zale division includes net operating loss impact of $20.8 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $56.9 million or 8.7% of sales. The Zale division operating income included $32.8 million from Zale Jewelry or 5.8% of sales and $3.3 million from Piercing Pagoda or 4.6% of sales.
(2) Other includes $9.2 million of transaction-related and integration expense as well as severance-related costs. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses.
nm Not meaningful
n/a Not applicable as Zale division was acquired on May 29, 2014.

Interest expense, net
In Fiscal 2015, net interest expense was $36.0 million compared to $4.0 million in Fiscal 2014. The increase in interest expense was driven by the addition of $1.4 billion of debt financing at a weighted average interest rate of 2.4% related to the Zale acquisition. Included in interest expense was a write-off of fees of $3.2 million related to the $800 million bridge facility that was subsequently replaced with permanent financing instruments as well as $0.7 million associated with the previous credit facility.
In the fourth quarter, net interest expense was $7.9 million compared to $1.2 million in the prior year fourth quarter driven by the $1.4 billion of debt.
Income before income taxes
For Fiscal 2015, income before income taxes was down 4.6% to $540.6 million or 9.4% of sales compared to $566.5 million or 13.4% of sales in Fiscal 2014.
For the fourth quarter, income before income taxes was up 20.2% to $323.8 million or 14.2% of sales compared to $269.4 million or 17.2% of sales in the prior year fourth quarter.
Income taxes
Income tax expense for Fiscal 2015 was $159.3 million compared to $198.5 million in Fiscal 2014, with an effective tax rate of 29.5% for Fiscal 2015 compared to 35.0% in Fiscal 2014. This reduction of 550 basis points in Signet’s effective tax rate primarily reflects the benefit of Signet’s amended capital structure and financing arrangements utilized to fund the acquisition of Zale Corporation.
In the fourth quarter, income tax expense was $95.8 million compared to $94.2 million in the prior year fourth quarter. The fourth quarter effective tax rate was 29.6% compared to 35.0% in the prior year fourth quarter also driven principally by factors around the Zale acquisition.
Net income
Net income for Fiscal 2015 was up 3.6% to $381.3 million or 6.6% of sales compared to $368.0 million or 8.7% of sales in Fiscal 2014.
For the fourth quarter, net income was up 30.1% to $228.0 million or 10.0% of sales compared to $175.2 million or 11.2% of sales in the prior year fourth quarter.
Earnings per share
For Fiscal 2015, diluted earnings per share were $4.75 compared to $4.56 in Fiscal 2014, an increase of 4.2%. Adjusted diluted earnings per share were $5.63, which included a contribution of $0.27 per share related to the Zale division and a contribution of $0.12 per share related to Signet's capital structure, net of incremental financing expense (non-GAAP measure, see Item 6). The weighted average diluted number of common shares outstanding was 80.2 million compared to 80.7 million in Fiscal 2014. Signet repurchased 288,393 shares in Fiscal 2015 compared to 1,557,673 shares in Fiscal 2014.
For the fourth quarter, diluted earnings per share were $2.84 compared to $2.18 in the prior year fourth quarter, up 30.3%. Adjusted diluted earnings per share were $3.06, which included a contribution of $0.43 per share related to the Zale division and a contribution of $0.15 per share related to Signet's capital structure, net of incremental financing expense (non-GAAP measure, see Item 6). The weighted average diluted number of common shares outstanding was 80.2 million compared to 80.3 million in the prior year fourth quarter.
Dividends per share
In Fiscal 2015, dividends of $0.72 were approved by the Board of Directors compared to $0.60 in Fiscal 2014.
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

	Change from previous year
Fiscal 2014	Same store sales (1)	Non-same store sales, net (1)(2)	Impact of 53rd week (1)	Total sales at constant exchange rate (3)	Exchange translation impact (3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	5.2%	3.7%	(1.5)%	7.4%	—	7.4%	$3,517.6
UK Jewelry division	1.0%	(1.9)%	(1.9)%	(2.8)%	(0.6)%	(3.4)%	$685.6
Other (4)	—	nm	—	nm	—	nm	$6.0
Signet	4.4%	2.9%	(1.5)%	5.8%	(0.1)%	5.7%	$4,209.2

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
Sterling Jewelers sales
In Fiscal 2014, the Sterling Jewelers division’s sales were $3,517.6 million compared to $3,273.9 million in Fiscal 2013, up $243.7 million or 7.4%, and same store sales increased by 5.2% compared to an increase of 4.0% in Fiscal 2013. eCommerce sales were $129.0 million compared to $101.4 million in Fiscal 2013, up $27.6 million or 27.2%. See the table below for analysis of sales growth.

	Change from previous year
Fiscal 2014	Same store sales (1)	Non-same store sales, net (1)(2)	Impact of 53rd week (1)	Total sales as reported	Total sales (in millions)
Kay (3)	6.5%	4.0%	(1.5)%	9.0%	$2,157.8
Jared	4.7%	3.0%	(1.6)%	6.1%	$1,064.7
Regional brands (4)	(2.4)%	4.7%	(1.1)%	1.2%	$295.1
Sterling Jewelers division	5.2%	3.7%	(1.5)%	7.4%	$3,517.6

(1)
The 53rd week in Fiscal 2013 resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are calculated by aligning the weeks of the year to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.

(2)	Includes all sales from stores not open or owned for 12 months.
(3)	Includes 65 Ultra stores converted to the Kay brand in Fiscal 2014.
(4)	Includes the remaining 30 Ultra stores not converted to the Kay brand in 2014.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions(1)
	Average Value		Change from previous year		Change from previous year
Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Kay (3)	$381	$368	3.5%	3.1%	2.4%	1.6%
Jared	$538	$544	(1.1)%	(1.8)%	6.3%	1.9%
Regional brands (4)	$396	$378	4.8%	0.5%	(4.9)%	(6.1)%
Sterling Jewelers division	$421	$411	2.4%	1.2%	2.7%	0.9%

(1)
Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions. The average merchandise transaction value and merchandise transactions, including the change from previous year have been recalculated to conform to the current year presentation which is calculated on a same store sales basis.

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
Sales increases in the Sterling Jewelers division for Fiscal 2014 were driven by a variety of merchandise categories in both Kay and Jared, as well as the inclusion of Ultra for a full year, which added an additional $91.3 million of sales. The number of merchandise transactions increased in both Kay and Jared while the average merchandise transaction value increased in Kay and declined slightly in Jared primarily due to changes in sales mix. Branded differentiated and exclusive merchandise increased its participation by 370 basis points to 31.1% of the Sterling Jewelers division’s merchandise sales. This was primarily driven by higher sales of Artistry Diamonds® , Jared Vivid® Diamonds, Le Vian® , Neil Lane

Bridal® and Neil Lane Designs® , Tolkowsky® Diamond and Shades of Wonder®. By category, bridal, colored diamonds, fashion jewelry, beads and watches all performed well.
UK Jewelry sales
In Fiscal 2014, the UK Jewelry division’s sales were down by 3.4% to $685.6 million compared to $709.5 million in Fiscal 2013, and down 2.8% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales increased by 1.0% compared to an increase of 0.3% in Fiscal 2013. eCommerce sales were $35.1 million compared to $28.4 million in Fiscal 2013, up $6.7 million or 23.6%. See the table below for further analysis of sales.

	Change from previous year
Fiscal 2014	Same store sales (1)	Non-same store sales, net (1)(2)	Impact of 53rd week (1)	Total sales at constant exchange rate (3)	Exchange translation impact (3)	Total sales as reported	Total sales (in millions)
H.Samuel	(0.3)%	(2.1)%	(1.8)%	(4.2)%	(0.5)%	(4.7)%	368.9
Ernest Jones (4)	2.6%	(1.7)%	(2.0)%	(1.1)%	(0.7)%	(1.8)%	316.7
UK Jewelry division	1.0%	(1.9)%	(1.9)%	(2.8)%	(0.6)%	(3.4)%	685.6

(1)
The 53rd week in Fiscal 2013 resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are calculated by aligning the weeks of the year to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.

(2)	Includes all sales from stores not open for 12 months.
(3)	Non-GAAP measure, see Item 6.
(4)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions(1)
	Average Value		Change from previous year		Change from previous year
Fiscal 2014	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
H.Samuel	£72	£72	0.0%	1.4%	0.2%	(2.0)%
Ernest Jones (3)	£260	£280	(7.1)%	3.4%	9.5%	(1.3)%
UK Jewelry division	£107	£108	(0.9)%	1.9%	1.8%	(1.9)%

(1)
Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions. The average merchandise transaction value and merchandise transactions, including the change from previous year have been recalculated to conform to the current year presentation which is calculated on a same store sales basis.

(2)
Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.

(3)	Includes stores selling under the Leslie Davis nameplate.
Sales performance in the UK Jewelry division was primarily driven by an increase in same store sales performance of the business in the fourth quarter. The UK Jewelry division experienced sales growth primarily in bridal and fashion diamond jewelry, fashion watches, as well as prestige watches, exclusive of Rolex, which is being offered in fewer stores in Fiscal 2014. Average merchandise transaction value was consistent with the prior year comparable period in H.Samuel and declined slightly in Ernest Jones primarily due to sales mix. The number of merchandise transactions increased in Ernest Jones due primarily to increased focus on the bridal business and sales mix in watches and was relatively flat in H.Samuel.
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

	Change from previous year
Fourth quarter of Fiscal 2014	Same store sales (1)	Non-same store sales, net (1)(2)	Impact of 14th week (1)	Total sales at constant exchange rate (3)	Exchange translation impact (3)	Total sales as reported	Total sales (millions)
Sterling Jewelers division	4.0%	3.2%	(3.7)%	3.5%	—	3.5%	$1,288.0
UK Jewelry division	5.7%	(1.1)%	(5.1)%	(0.5)%	1.9%	1.4%	$272.2
Other (4)	—	nm	—	nm	—	nm	$3.8
Signet	4.3%	2.7%	(4.0)%	3.0%	0.4%	3.4%	$1,564.0

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
Sterling Jewelers sales
In the fourth quarter, the Sterling Jewelers division’s sales were $1,288.0 million compared to $1,244.9 million in the prior year fourth quarter, up 3.5%, and same store sales increased 4.0% compared to an increase of 4.9% in the prior year fourth quarter. eCommerce sales for the fourth quarter were $61.9 million compared to $51.0 million in the prior year fourth quarter, up $10.9 million or 21.4%. See the table below for further analysis of sales.

	Change from previous year
Fourth quarter of Fiscal 2014	Same store sales (1)	Non-same store sales, net (1)(2)	Impact of 14th week (1)	Total sales as reported	Total sales (in millions)
Kay (3)	4.9%	3.3%	(3.6)%	4.6%	$805.9
Jared	4.1%	6.9%	(4.5)%	6.5%	$382.7
Regional brands (4)	(3.1)%	(7.8)%	(2.6)%	(13.5)%	$99.4
Sterling Jewelers division	4.0%	3.2%	(3.7)%	3.5%	$1,288.0

(1)
As the fourth quarter in Fiscal 2013 included 14 weeks, this has resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are being calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.

(2)	Includes all sales from stores not open or owned for 12 months.
(3)	Includes 65 Ultra stores converted to the Kay brand in Fiscal 2014.
(4)	Includes the remaining 30 Ultra stores not converted to the Kay brand in 2014.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions(1)
Fourth quarter of Fiscal 2014	Average Value		Change from previous year		Change from previous year
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Kay	$343	$335	2.4%	3.7%	1.2%	(1.4)%
Jared	$480	$501	(4.2)%	(3.1)%	9.0%	6.0%
Regional brands(3)	$362	$339	6.8%	(0.6)%	(4.5)%	(8.8)%
Sterling Jewelers division	$377	$373	1.1%	1.9%	2.6%	(0.5)%

(1)
Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions. The average merchandise transaction value and merchandise transactions, including the change from previous year have been recalculated to conform to the current year presentation which is calculated on a same store sales basis.

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
Sterling Jewelers sales increases in the fourth quarter were driven by a variety of merchandise categories. By category, bridal, colored diamonds, fashion jewelry, beads and watches all performed well. The number of merchandise transactions increased in both Kay and Jared. Average merchandise transaction value increased in Kay primarily due to higher sales in branded merchandise. Average merchandise transaction value declined in Jared driven primarily by sales mix primarily due to higher bead sales.

UK Jewelry sales
In the fourth quarter, the UK Jewelry division’s sales were up by 1.4% to $272.2 million compared to $268.4 million in the prior year fourth quarter and down 0.5% at constant exchange rates; non-GAAP measure, see Item 6. Same store sales increased 5.7% compared to a decrease of 1.9% in the prior year fourth quarter. eCommerce sales for the fourth quarter were $17.1 million compared to $12.9 million in the prior year fourth quarter, up $4.2 million or 32.6%. See table below for further analysis of sales.

	Change from previous year
Fourth quarter of Fiscal 2014	Same store sales (1)	Non-same store sales, net (1)(2)	Impact of 14th week (1)	Total sales at constant exchange rate (3)	Exchange translation impact (3)	Total sales as reported	Total sales (in millions)
H.Samuel	3.6%	(2.7)%	(4.6)%	(3.7)%	2.0%	(1.7)%	$151.5
Ernest Jones (4)	8.5%	1.1%	(5.9)%	3.7%	1.9%	5.6%	$120.7
UK Jewelry division	5.7%	(1.1)%	(5.1)%	(0.5)%	1.9%	1.4%	$272.2

(1)
As the fourth quarter in Fiscal 2013 included 14 weeks, this resulted in a shift in Fiscal 2014, as the fiscal year began a week later than the previous fiscal year. As such, same store sales are calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales are calculated based on the reported fiscal periods.

(2)	Includes all sales from stores not open for 12 months.
(3)	Non-GAAP measure, see Item 6.
(4)	Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions(1)
Fourth quarter of Fiscal 2014	Average Value		Change from previous year		Change from previous year
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
H.Samuel	£69	£69	0.0%	0.0%	3.6%	(2.0)%
Ernest Jones (3)	£233	£239	(2.5)%	(4.9)%	9.3%	0.4%
UK Jewelry division	£98	£98	0.0%	(2.0)%	4.6%	(1.6)%

(1)
Average merchandise transaction value is defined as net merchandise sales divided by the total number of customer transactions. The average merchandise transaction value and merchandise transactions, including the change from previous year have been recalculated to conform to the current year presentation which is calculated on a same store sales basis.

(2)
Net merchandise sales include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.

(3)	Includes stores selling under the Leslie Davis nameplate.
UK Jewelry sales performance in the fourth quarter was primarily driven by growth in bridal and fashion diamond jewelry, fashion and prestige watches, exclusive of Rolex, which was being offered in fewer stores in Fiscal 2014. Average merchandise transaction value was consistent with the prior year comparable period in H.Samuel and declined slightly in Ernest Jones primarily due to sales mix. The number of merchandise transactions increased in Ernest Jones due primarily to increased focus on the bridal business and sales mix in watches, while transactions increased in H.Samuel due primarily to diamonds and fashion jewelry.
Cost of sales and gross margin
In Fiscal 2014, the consolidated gross margin was $1,580.5 million or 37.5% of sales compared to $1,537.4 million or 38.6% of sales in Fiscal 2013. The inclusion of the results of Ultra starting with the fourth quarter of Fiscal 2013 decreased both the consolidated and Sterling Jewelers gross margin rate by 50 basis points. The Ultra gross margin is lower than the core Sterling Jewelers business due to lower Ultra store productivity and the impact of the Ultra integration.
Gross margin dollars in the Sterling Jewelers division increased by $50.0 million compared to Fiscal 2013, reflecting increased sales offset by a gross margin rate decline of 140 basis points, 50 basis points of which were attributed to Ultra. The remainder of the decrease was primarily attributed to the net impact of gold hedge losses associated with the decline in gold prices earlier this year and year-end inventory adjustments. In addition, lower gold spot prices reduced the recovery on trade-ins and inventory, store occupancy deleveraged by approximately 30 basis points primarily due to the inclusion of Ultra and an increase in the Sterling Jewelers division net bad debt expense reduced gross margin by 20 basis points as the Sterling Jewelers division net bad debt to Sterling Jewelers sales ratio was 3.9% compared to 3.7% in the prior year comparable period. The increase in this ratio was primarily due to growth in the outstanding receivable balance from increased credit penetration and change in credit program mix.
In the UK Jewelry division, gross margin dollars decreased $5.4 million compared to Fiscal 2013, reflecting lower sales partially offset by a gross margin rate increase of 30 basis points. The increase in the gross margin rate was primarily a result of store occupancy savings associated with store closures and lower store impairment charges partially offset by planned promotional activity.

In the fourth quarter, the consolidated gross margin was $648.8 million or 41.5% of sales compared to $637.1 million or 42.1% of sales in the prior year fourth quarter. Gross margin dollars in the Sterling Jewelers increased $9.1 million compared to the prior year fourth quarter, reflecting higher sales partially offset by a gross margin rate decrease of 70 basis points. The lower gross margin rate primarily reflects the net impact of gold hedge losses associated with the decline in gold prices earlier this year, fourth quarter promotional programs and year-end inventory adjustments, partially offset by favorable pricing. The Sterling Jewelers division net bad debt expense to Sterling Jewelers sales ratio was 3.5% compared to 3.3% in the prior year fourth quarter.
In the UK Jewelry division, gross margin dollars increased $3.4 million compared to the prior year fourth quarter primarily reflecting the impact of higher sales and a gross margin rate improvement of 70 basis points. The increase in the gross margin rate was primarily a result of store occupancy savings associated with store closures, lower store impairment charges and foreign currency movements partially offset by planned promotional activities in the key holiday gift giving period.
Selling, general and administrative expenses (“SGA”)
Selling, general and administrative expenses for Fiscal 2014 were $1,196.7 million compared to $1,138.3 million in Fiscal 2013, up $58.4 million and as a percentage of sales decreased by 20 basis points to 28.4% of sales. The inclusion of the results for Ultra increased SGA by $32.6 million, which included $8.2 million related to one-time and integration costs and increased consolidated SGA and the Sterling Jewelers SGA rate by 20 basis points. In the Sterling Jewelers division excluding the Ultra impact, expenses as a percentage of sales were favorable by 10 basis points as spending remained well-controlled. In addition, expense declines totaling $13.1 million in the UK Jewelry division and Corporate, reflecting the impact of cost reductions and currency fluctuations favorably impacted SGA.
In the fourth quarter, selling, general and administrative expenses were $425.8 million compared to $410.9 million in the prior year fourth quarter, up $14.9 million and as a percentage of sales increased by 10 basis points to 27.2% of sales. In the Sterling Jewelers division, SGA expenses were higher primarily due to increased advertising spend. The overall SGA expense in the UK Jewelry division was relatively consistent with the prior year as savings were redeployed to advertising and store support.
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
Operating income
For Fiscal 2014, operating income was $570.5 million or 13.5% of sales compared to $560.5 million or 14.1% of sales in Fiscal 2013. The Sterling Jewelers division’s operating income including Ultra was $553.2 million or 15.7% of sales compared to $547.8 million or 16.7% of sales in Fiscal 2013. The inclusion of Ultra in the full year results reduced the Sterling Jewelers operating margin by 80 basis points primarily due to the integration and one-time costs associated with Ultra, as well as the lower gross margins and store productivity associated with Ultra compared to the core Sterling Jewelers business. Operating income for the UK Jewelry division was $42.4 million or 6.2% of sales compared to $40.0 million or 5.6% of sales in Fiscal 2013. The operating loss of the Other reportable segment, which includes unallocated corporate administrative costs and Signet’s diamond sourcing initiative, was $25.1 million compared to $27.3 million in Fiscal 2013.
In the fourth quarter, operating income was $270.6 million or 17.3% of sales compared to $267.7 million or 17.7% of sales in the prior year fourth quarter. The Sterling Jewelers division’s operating income was $227.9 million or 17.7% of sales compared to $227.5 million or 18.3% of sales in the prior year fourth quarter. The UK Jewelry division’s operating income was $51.7 million or 19.0% of sales compared to $48.8 million or 18.2% of sales in the prior year fourth quarter. The operating loss of the Other operating costs were $9.0 million compared to $8.6 million in the prior year fourth quarter.
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
LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
(in millions)
Net cash provided by operating activities	$283.0	$235.5	$312.7
Net cash used in investing activities	(1,652.6)	(160.4)	(190.9)
Net cash provided by (used in) financing activities	1,320.9	(124.8)	(308.1)
Decrease in cash and cash equivalents	(48.7)	(49.7)	(186.3)
Cash and cash equivalents at beginning of period	247.6	301.0	486.8
Decrease in cash and cash equivalents	(48.7)	(49.7)	(186.3)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	(3.7)	0.5
Cash and cash equivalents at end of period	$193.6	$247.6	$301.0
OVERVIEW
Operating activities provide the primary source of cash and are influenced by a number of factors, such as:

•	net income;

•	changes in the level of inventory as a result of sales, new store growth, and Zale acquisition;

•
changes to accounts receivable driven by the Sterling Jewelers division's in-house customer finance program metrics including average monthly collection rate and the mix of finance offer participation;

•	changes to accrued expenses including variable compensation; and

•	deferred revenue, reflective of the performance of extended service plan sales.
Other sources of cash include borrowings, issuance of Common shares for cash and proceeds from the securitization facility relating to Signet’s Sterling Jewelers accounts receivable.

Net cash provided by operating activities
Signet derives most of its operating cash from net income through the sale of jewelry. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by credit or debit card. Partially offsetting cash via sales are operating expenses. Signet's largest operating expenses are payroll and related payroll benefits.
Working Capital
Changes to accounts receivable are driven by the Sterling Jewelers division in-house credit program. If a customer makes use of financing provided by the Sterling Jewelers division, the cash is received over a period of time. In Fiscal 2015, 60.5% of the Sterling Jewelers division’s sales were made using customer financing provided by Signet, as compared to 57.7% in Fiscal 2014. The average monthly collection rate from the Sterling Jewelers customer in-house finance receivables was 11.9% as compared to 12.1% in Fiscal 2014. Changes in credit participation and the collection rate impact the level of receivables.
Changes to accounts payable are primarily driven by the amount of merchandise purchased, the mix of merchandise purchased and the relevant payment terms. Signet typically pays for merchandise within 30 days of receipt. Due to the nature of specialty retail jewelry, it is usual for inventory to be held on average for approximately 12 months before it is sold.
Signet’s working capital requirements fluctuate during the year as a result of the seasonal nature of sales, and movements in the British pound and Canadian dollar to US dollar exchange rate. The working capital needs of the business normally decline from January to August, as inventory and accounts receivable decrease from seasonal peaks. As inventory is purchased for the fourth quarter, there is a working capital outflow which reaches its highest levels in mid- to late- November. The peak level of working capital is typically $150 million above the typical January to August level, and can be accentuated by new store openings. The working capital position then reverses over the Holiday Season.
The change in inventory is primarily driven by the sales performance of the existing stores, the net change in store space, and the seasonal pattern of sales. Other factors which drive changes to inventory include changes in sourcing practices, commodity costs, foreign exchange, and merchandise mix. To further enhance product selection, test new jewelry designs and working capital levels, Signet utilizes consignment inventory. The majority of consignment inventory is held in the US, which at January 31, 2015 amounted to $434.6 million as compared to $312.6 million at February 1, 2014. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant supplier without financial or commercial penalties. When Signet sells consignment inventory, it becomes liable to the supplier for the cost of the item. The sale of any such inventory is accounted for on a gross basis (see principal accounting policies, Item 8).
Signet's working capital is also impacted by movements in deferred revenue associated with the sales of extended service plans sold in Sterling Jewelers and Zale divisions. Movements in deferred revenue reflect the level of divisional sales and the attachment rate of service plan sales. Therefore if sales increase, working capital would be expected to increase. Similarly, a decrease in sales would be expected to result in a reduction in working capital.
Signet’s largest class of operating expense relates to store and central payroll and benefits. These are typically paid on a weekly, biweekly or monthly basis, with annual bonus payments also being made. Operating lease payments in respect of stores occupied are normally paid on a monthly basis by the Sterling Jewelers and Zale divisions and on a quarterly basis by the UK Jewelry division. Payment for advertising on television, radio or in newspapers is usually made between 30 and 60 days after the advertisement appears. Other expenses, none of which are material, have various payment terms.
Investment in new space requires significant investment in working capital, as well as fixed capital investment, due to the inventory turn, and the additional investment required to fund sales in the Sterling Jewelers utilizing in-house customer finance. Of the total investment required to open a new store in the US, between 50% and 60% is typically accounted for by working capital. New stores are usually opened in the third quarter or early in the fourth quarter of a fiscal year. A reduction in the number of store openings results in the difference between the level of funding required in the first half of a fiscal year and the peak level being lower, while an increase in the number of store openings would have the opposite impact.
Fiscal 2015 Cash Flow Results
In Fiscal 2015, net cash provided by operating activities was $283.0 million as compared to $235.5 million in Fiscal 2014, an increase of $47.5 million. Net income increased by $13.3 million to $381.3 million as compared to $368.0 million in Fiscal 2014, with depreciation and amortization increasing by $39.5 million to $149.7 million as compared to $110.2 million in Fiscal 2014. The primary drivers of cash provided by operating activities in Fiscal 2015 were as follows:

•
Cash used in accounts receivable increased to $194.6 million compared to $168.3 million in Fiscal 2014, reflecting higher credit sales, a higher rate of in-house customer finance, a slightly lower collection rate and higher mix of customers selecting interest bearing accounts which do not require a down payment at onset.

•
Cash used for purchases of inventory increased to $121.6 million compared to $98.4 million in Fiscal 2014. The change in inventory cash flows was primarily attributed to new store growth, expansion of bridal and branded merchandise and increased rough diamond inventory associated with management’s diamond sourcing initiative. Offsetting these increases were management actions to improve inventory turns. Cash provided by accounts payable increased to $23.7 million compared to $3.2 million in Fiscal 2014 primarily driven by timing of payments on higher inventory levels in Fiscal 2015.

•
Total inventory as of January 31, 2015 was $2,439.0 million compared to $1,488.0 million in Fiscal 2014. The increase in inventory is primarily attributed to the Zale acquisition which increased inventory by $917.6 million. The remainder of the increase was driven in part by expansion of bridal and branded merchandise and loose diamonds in the Sterling Jewelers division partially offset by a decline in inventory in UK Jewelry division due primarily to foreign currency exchange rates.

•
Cash used by other current assets increased to $35.5 million compared to $4.1 million in Fiscal 2014 primarily due to prepaid rent associated with properties added to our store portfolio in connection with the Zale acquisition.

•
Cash provided by accrued expenses and other liabilities increased to $64.8 million in Fiscal 2015 compared to $8.6 million in Fiscal 2014. The increase was driven primarily by increased debt-related accrued expenses, including interest, as well as increased payroll related costs in part due to the Zale acquisition.

•
Cash flow associated with deferred revenue increased $102.3 million in Fiscal 2015 compared to an increase of $50.8 million in Fiscal 2014. The increase in deferred revenue was primarily driven by a combination of higher extended warranty sales in Sterling Jewelers as well as the deferral of warranty sales associated with Zale division.

•	Income taxes payable decreased by $1.6 million compared to an increase of $7.9 million in Fiscal 2014 due to higher estimated tax payments made in Fiscal 2015.
In the fourth quarter of Fiscal 2015 accounts receivable increased by $276.4 million as compared to an increase of $250.1 million in the prior year fourth quarter and inventory decreased by $199.5 million as compared to a decrease of $173.9 million in the prior year fourth quarter.
Cash used in investing activities
In Fiscal 2015, the Company acquired Zale Corporation for approximately $1,429.2 million in cash, net of $28.8 million of cash acquired. Excluding the Zale acquisition, investing activities primarily reflect the purchases of property, plant and equipment related to the:

•	rate of space expansion in the US;

•	investment in existing stores, reflecting the level of investment in sales-enhancing technology, and the number of store refurbishments and relocations carried out; and

•	investment in divisional head offices, systems and information technology software, which include the US and UK distribution facilities.
When evaluating new store investment, management uses an investment hurdle rate of a 20% internal rate of return on a pre-tax basis over a five year period, assuming the release of working capital at the end of the five years. Capital expenditure accounts for about 45% of the investment in a new store in the Sterling Jewelers division. The balance is accounted for by investment in inventory and the funding of customer financing. Signet typically carries out a major refurbishment of its stores every 10 years but does have some discretion as to the timing of such expenditure. A major store refurbishment is evaluated using the same investment procedures as for a new store. Minor store redecorations are typically carried out every five years. In addition to major store refurbishments, Signet carries out minor store refurbishments where stores are profitable but do not satisfy the investment hurdle rate required for a full refurbishment; this is usually associated with a short term lease renewal. Where possible, the investment appraisal approach is also used to evaluate other investment opportunities.
In Fiscal 2015, net cash used in investing activities was $1,652.6 million, compared to $160.4 million, which included $9.1 million for the acquisition of the diamond polishing factory in Fiscal 2014. Excluding acquisition activity, capital expenditures in Fiscal 2015 were $220.2 million compared to $152.7 million in Fiscal 2014. The overall increase in capital additions was primarily due Zale division as reflected in the table below. In the Sterling Jewelers division, capital additions in Fiscal 2015, Fiscal 2014 and Fiscal 2013, were more than depreciation and amortization, while in the UK Jewelry division, they remained lower, see table below.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
(in millions)
Capital additions in Sterling Jewelers	$157.6	$134.2	$110.9
Capital additions in UK Jewelry	20.2	18.4	23.1
Capital additions in Zale division	42.0	n/a	n/a
Capital additions in Other	0.4	0.1	0.2
Total purchases of property, plant and equipment	$220.2	$152.7	$134.2
Ratio of capital additions to depreciation and amortization in Sterling Jewelers	164.7%	151.1%	146.1%
Ratio of capital additions to depreciation and amortization in UK Jewelry	91.4%	86.0%	98.3%
Ratio of capital additions to depreciation and amortization in Zale division	135.5%	n/a	n/a
Ratio of capital additions to depreciation and amortization for Signet	147.1%	138.6%	135.0%
n/a Not applicable as Zale division was acquired on May 29, 2014.
Free cash flow
Free cash flow is net cash provided by operating activities less purchases of property, plant and equipment; it is a non-GAAP measure, see Item 6. Free cash flow in Fiscal 2015 was $62.8 million compared to $82.8 million and $178.5 million in Fiscal 2014 and Fiscal 2013, respectively. The reduction in free cash flow in Fiscal 2015 compared to Fiscal 2014 was primarily due to incremental working capital and capital expenditures associated with the Zale division.
Cash provided by/used in financing activities
The major items within financing activities are discussed below:
Dividends

	Fiscal 2015			Fiscal 2014			Fiscal 2013
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.18	$14.4		$0.15	$12.1		$0.12	$10.3
Second quarter	0.18	14.4		0.15	12.1		0.12	9.6
Third quarter	0.18	14.5		0.15	12.0		0.12	9.8
Fourth quarter(1)	0.18	14.4	(2)	0.15	12.0	(2)	0.12	9.8
Total	$0.72	$57.7		$0.60	$48.2		$0.48	$39.5
(1) Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the dividend declared in the fourth quarter of each fiscal year is paid in the subsequent fiscal year. The dividends are reflected in the consolidated statement of cash flows upon payment.
(2) As of January 31, 2015 and February 1, 2014, $14.4 million and $12.0 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2015 and Fiscal 2014, respectively.
In addition, on March 25, 2015, Signet’s Board of Directors declared a quarterly dividend of $0.22 per share on its Common Shares. This dividend will be payable on May 27, 2015 to shareholders of record on May 1, 2015, with an ex-dividend date of April 30, 2015.
Restrictions on dividend payments
Signet has a $400 million senior unsecured multi-currency multi-year revolving credit facility agreement (the "Credit Facility") that was entered into in May 2011 and subsequently amended in May 2014 to extend the maturity date to 2019 and to add a new $400 million term loan facility. This credit facility agreement permits the making of dividend payments and stock repurchases so long as the Parent Company (i) is not in default under the agreement, or (ii) if in default at the time of making such dividend repayment or stock repurchase, has no loans outstanding under the agreement or more than $10 million in letters of credit issued under the agreement.
Under Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.

Share repurchase
The Company’s share repurchase activity was as follows:

	Amount authorized	Fiscal 2015			Fiscal 2014			Fiscal 2013
		Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)			(in millions)
2013 Program (1)	$350.0	288,393	$29.8	$103.37	808,428	$54.6	$67.54	n/a	n/a	n/a
2011 Program (2)	$350.0	n/a	n/a	n/a	749,245	$50.1	$66.92	6,425,296	$287.2	$44.70
Total		288,393	$29.8	$103.37	1,557,673	$104.7	$67.24	6,425,296	$287.2	$44.70

(1) On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $265.6 million remaining as of January 31, 2015.
(2) In October 2011, the Board authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.
n/a Not applicable.
Proceeds from issuance of Common Shares
In Fiscal 2015, $6.1 million was received from the issuance of Common Shares as compared to $9.3 million in Fiscal 2014. Other than equity based compensation awards granted to employees, Signet has not issued shares as a financing activity for more than 10 years.
Movement in cash and indebtedness
Net debt was $1,267.7 million as of January 31, 2015 compared to net cash of $228.3 million as of February 1, 2014; see non-GAAP measures discussed herein.
Cash and cash equivalents at January 31, 2015 were $193.6 million compared to $247.6 million as of February 1, 2014. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At January 31, 2015, Signet had $1,461.3 million of outstanding debt, which was incurred to finance the acquisition of Zale Corporation. The debt is comprised of $398.5 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility and a $390.0 million term loan facility. In connection with the issuance of the debt, Signet incurred and paid capitalized fees totaling $16.5 million as of January 31, 2015. Additionally, the debt financing replaced commitments for an $800 million unsecured bridge facility extended to Signet to finance the transaction prior to the finalization of the current financing arrangements. Signet incurred and capitalized fees totaling $4.0 million related to this facility. During the 52 week period ended January 31, 2015, amortization expense related to capitalized fees associated with the debt and bridge facility was $2.3 million and $4.0 million, respectively. In conjunction with the financing activities, Signet also amended its existing $400 million revolving credit facility and extended the maturity date to 2019. At January 31, 2015 and February 1, 2014 there were no outstanding borrowings under the revolving credit facility. The Company had stand-by letters of credit on the revolving credit facility of $25.4 million and $10.1 million as of January 31, 2015 and February 1, 2014, respectively.
Capital availability
Signet’s level of borrowings and cash balances fluctuates during the year reflecting the seasonality of its cash flow requirements and business performance. Management believes that cash balances and the committed borrowing facilities (described more fully above) currently available to the business are sufficient for both its present and near term requirements. The following table provides a summary of Signet’s activity for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

(in millions)	January 31, 2015	February 1, 2014	February 2, 2013
Working capital	$3,069.0	$2,356.9	$2,164.2
Capitalization:
Long-term debt	1,363.8	—	—
Shareholder’s equity	2,810.4	2,563.1	2,329.9
Total capitalization	$4,174.2	$2,563.1	$2,329.9
Additional amounts available under credit agreements	$374.6	$389.9	$390.5
In addition to cash generated from operating activities, during Fiscal 2015 and Fiscal 2014, Signet also had funds available from the credit facilities described below.

Signet has a $400 million senior unsecured multi-currency multi-year revolving credit facility agreement (the "Credit Facility") that was entered into in May 2011 and subsequently amended in May 2014 to extend the maturity date to 2019 and to add a new $400 million term loan facility. The Credit Facility contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Credit Facility requires that Signet maintain at all times a “Leverage Ratio” (as defined in the agreement) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the agreement) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of Signet for the trailing twelve months.
Credit rating
The following table provides Signet's credit ratings as of January 31, 2015:

Rating Agency	Corporate	Senior Unsecured Notes	Outlook
Standard & Poor's	BBB-	BBB-	Stable
Fitch	BBB-	BBB-	Stable
Moody's	Ba1	Ba1	Stable
OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
Signet held $434.6 million of consignment inventory which is not recorded on the balance sheet at January 31, 2015, as compared to $312.6 million at February 1, 2014. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.
Contingent property liabilities
At January 31, 2015, approximately 40 UK Jewelry property leases had been assigned by Signet to third parties (and remained unexpired and occupied by assignees at that date) and approximately 18 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK Jewelry subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.
CONTRACTUAL OBLIGATIONS
A summary of operating lease obligations is set out below. These primarily relate to minimum payments due under store lease arrangements. The majority of the store operating leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchant association dues. Additional information regarding Signet’s operating leases is available in Item 2, and Note 24, included in Item 8.
Long-term debt obligations comprise borrowings with an original maturity of greater than one year. It is expected that operating commitments will be funded from future operating cash flows and no additional facilities will be required to meet these obligations.
Contractual obligations as of January 31, 2015

(in millions)	Less than one year	Between one and three years	Between three and five years	More than five years	Total
Long-term debt obligations(1)	$43.8	$717.6	$322.6	$484.6	$1,568.6
Operating lease obligations(2)	462.3	732.9	510.5	1,030.3	2,736.0
Capital commitments	42.9	—	—	—	42.9
Pensions	2.4	—	—	—	2.4
Commitment fee payments	0.8	1.6	0.3	—	2.7
Deferred compensation plan	1.0	4.0	7.1	16.3	28.4
Current income tax	86.9	—	—	—	86.9
Capital lease obligations	1.0	0.2	—	—	1.2
Operations service agreement (3)	2.7	1.4	—	—	4.1
Other long-term liabilities (4)	—	—	—	6.1	6.1
Total	$643.8	$1,457.7	$840.5	$1,537.3	$4,479.3

(1) Includes principal payments on all long-term obligations and interest payments on fixed-rate obligations only. Contractual interest payments on variable-rate obligations and commitment fees on the unused portion of the revolving credit facility have been excluded since the payments can fluctuate due to various circumstances.
(2) Operating lease obligations relate to minimum payments due under store lease arrangements. Most store operating leases require payment of real estate taxes, insurance and common area maintenance fees. Real estate taxes, insurance and common area maintenance fees were approximately 35% of base rentals for Fiscal 2015. These are not included in the table above. Some operating leases also require additional payments based on a percentage of sales.
(3) The operations services agreement is with a third party for the management of client server systems, local area networks operations, wide area network management and technical support.
(4) Other long-term liabilities reflect loss reserves related to credit insurance services provided by insurance subsidiaries. We have reflected these payments under "Other", as the timing of the future payments is dependent on the actual processing of the claims.
Not included in the table above are obligations under employment agreements and ordinary course purchase orders for merchandise.
IMPACT OF INFLATION
The impact of inflation on Signet’s results for the past three years has not been significant apart from the impact of the commodity costs changes, and in the UK, the impact on merchandise costs due to the currency translation of the British pound against the US dollar.
IMPACT OF CLIMATE CHANGE
Signet recognizes that climate change is a major risk to society and therefore continues to take steps to reduce Signet’s climatic impact. Management believes that climate change has a largely indirect influence on Signet’s performance and that it is of limited significance to the business.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies covering areas of greater complexity that are subject to the exercise of judgment due to the reliance on key estimates are listed below. A comprehensive listing of Signet's critical accounting policies are set forth in the financial statements in Item 8.
Revenue recognition
The Company recognizes revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred. The deferral period for lifetime warranty sales in each division is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.
The Sterling Jewelers division sells extended service plans, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of these lifetime extended service plans is deferred and recognized over 14 years, with approximately 45% of revenue recognized within the first two years (February 1, 2014: 45%; February 2, 2013: 46%).
The Sterling Jewelers division also sells a Jewelry Replacement Plan (“JRP”). The JRP is designed to protect customers from damage or defects of purchased merchandise for a period of three years. If the purchased merchandise is defective or becomes damaged under normal use in that time period, the item will be replaced. JRP revenue is deferred and recognized on a straight-line basis over the period of expected claims costs.
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
Deferred revenue related to extended service plans, voucher promotions and other items at the end of Fiscal 2015 was $811.9 million as compared to $616.7 million in Fiscal 2014.
Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation, amortization and impairment charges. Maintenance and repair costs are expensed as incurred. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	30 – 40 years when land is owned or the remaining term of lease, not to exceed 40 years
Leasehold improvements	Remaining term of lease, not to exceed 10 years
Furniture and fixtures	Ranging from 3 – 10 years
Equipment, including software	Ranging from 3 – 5 years

Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the undiscounted cash flow is less than the asset’s carrying amount, the impairment charge recognized is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. Property and equipment at stores planned for closure are depreciated over a revised estimate of their useful lives. In Fiscal 2015, the income statement includes a charge of $0.8 million for impairment of assets as compared to $0.7 million in Fiscal 2014. Property, plant and equipment, net, totaled $665.9 million as of January 31, 2015 and $487.6 million as of February 1, 2014. Depreciation and amortization expense for Fiscal 2015 and Fiscal 2014 was $149.7 million and $110.2 million, respectively.
Goodwill and intangibles
In a business combination, the Company estimates and records the fair value of identifiable intangible assets and liabilities acquired. The fair value of these intangible assets and liabilities is estimated based on management's assessment, including determination of appropriate valuation technique and consideration of any third party appraisals, when necessary. Significant estimates in valuing intangible assets and liabilities acquired include, but are not limited to, future expected cash flows associated with the acquired asset or liability, expected life and discount rates. The excess purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each. Goodwill is evaluated for impairment annually and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any.
The annual testing date for goodwill allocated to the Sterling Jewelers reporting unit is the last day of the fourth quarter. The annual testing date for goodwill allocated to the reporting units associated with the Zale division acquisition and the Other reporting unit is May 31. There have been no goodwill impairment charges recorded during the fiscal periods presented in the consolidated financial statements. If future economic conditions are different than those projected by management, future impairment charges may be required. Goodwill totaled $519.2 million as of January 31, 2015 and $26.8 million as of February 1, 2014.
Intangible assets with definite lives are amortized and reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying amount, the Company recognizes an impairment charge equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. Intangible assets with definite lives, net of $9.3 million of amortization expense , totaled $40.3 million as of January 31, 2015, and were acquired in connection with the acquisition of Zale Corporation.
Intangible assets with indefinite lives are reviewed for impairment each year in the second quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company first performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any. If future economic conditions are different than those projected by management, future impairment charges may be required. Intangible assets with indefinite lives totaled $406.8 million as of January 31, 2015, and were acquired in connection with the acquisition of Zale Corporation.
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
The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.
Accounts receivable
Accounts receivable are stated at their nominal amounts and primarily include account balances outstanding from Sterling Jewelers division in-house customer finance programs. The finance receivables from the in-house customer finance programs are comprised of a large volume of transactions with no one customer representing a significant balance. The initial acceptance of customer finance arrangements is based on proprietary consumer credit scores. Subsequent to the initial finance purchase, the Company monitors the credit quality of its customer finance receivable portfolio based on payment activity that drives the aging of receivables. This credit quality indicator is assessed on a real-time basis.
Accounts receivable under the customer finance programs are shown net of an allowance for uncollectible amounts. This allowance is an estimate of the expected losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy, as well as an allowance for those amounts 90 days aged and under based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analysis is required to appropriately estimate losses inherent in the portfolio.
Allowances for uncollectible amounts are recorded as a charge to cost of sales in the income statement. Receivables are charged off to the allowance when amounts become more than 120 days aged on the recency method and more than 240 days aged on the contractual method. The allowance at January 31, 2015 was $113.1 million against a gross accounts receivable balance of $1,666.0 million. This compares to an allowance of $97.8 million against a gross accounts receivable balance of $1,453.8 million at February 1, 2014.
Inventories
Inventories are primarily held for resale and are valued at the lower of cost or market value. Cost is determined using weighted-average cost for all inventories except for inventories held in the Company's diamond sourcing operations where cost is determined using specific identification. Cost includes charges directly related to bringing inventory to its present location and condition. Such charges would include warehousing, distribution and certain buying, security and data processing costs. Market value is defined as estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. Inventory write-downs are recorded for obsolete, slow moving or defective items and shrinkage. Inventory write-downs are equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy, and market conditions. Shrinkage is estimated and recorded based on historical physical inventory results, expectations of future inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers. The total inventory reserve at the end of Fiscal 2015 was $28.4 million as compared to $16.3 million at the end of Fiscal 2014. Total inventory at January 31, 2015 was $2,439.0 million as compared to $1,488.0 million at February  1, 2014.
Derivatives and hedge accounting
The Company enters into various types of derivative instruments to mitigate certain risk exposures related to changes in commodity costs and foreign exchange rates. Derivative instruments are recorded in the consolidated balance sheets at fair value, as either assets or liabilities, with an offset to net income or other comprehensive income ("OCI"), depending on whether the derivative qualifies as an effective hedge.
If a derivative instrument meets certain criteria, it may be designated as a cash flow hedge on the date it is entered into. For cash flow hedge transactions, the effective portion of the changes in fair value of the derivative instrument is recognized directly in equity as a component of AOCI and is recognized in the consolidated income statements in the same period(s) and on the same financial statement line in which the hedged item affects net income. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivatives are recognized immediately in other operating income, net in the consolidated income statements. In addition, gains and losses on derivatives that do not qualify for hedge accounting are recognized immediately in other operating income, net.
In the normal course of business, the Company may terminate cash flow hedges prior to the occurrence of the underlying forecasted transaction. For cash flow hedges terminated prior to the occurrence of the underlying forecasted transaction, management monitors the probability of the associated forecasted cash flow transactions to assess whether any gain or loss recorded in AOCI should be immediately recognized in net income. Cash flows from derivative contracts are included in net cash provided by operating activities.
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
The funded status of the UK Plan is recognized on the balance sheet, and is the difference between the fair value of plan assets and the benefit obligation measured at the balance sheet date. Gains or losses and prior service costs or credits that arise and not included as components of net periodic pension cost are recognized, net of tax, in OCI. The funded status of the UK Plan at January 31, 2015 was a $37.0 million asset as compared to a $56.3 million asset at February 1, 2014.
Accounting changes and recent accounting standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2 in Item 8 of this Annual Report on Form 10-K.
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
Signet’s exposure to market risk is managed by Signet’s Treasury Committee, consisting of Signet’s Chief Executive Officer, Chief Financial Officer, Controller and Treasurer. Where deemed necessary to achieve the objective of reducing market risk volatility on Signet’s operating results, certain derivative instruments are entered into after review and approval by the Treasury Committee. Signet uses derivative financial instruments for risk management purposes only.
A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists of forward foreign currency exchange contracts and forward contracts for the purchase of gold. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to foreign exchange rates, commodity prices and interest rates is detailed in Note 16 of Item 8.
Foreign currency exchange rate risk
Approximately 89% of Signet’s total assets were held in entities whose functional currency is the US dollar at January 31, 2015 and generated approximately 83% of its sales and 91% of its operating income in US dollars in Fiscal 2015. Nearly all the remaining assets, sales and operating income are in UK British pounds and Canadian dollars.
In translating the results of the UK Jewelry division and the Canadian subsidiary of the Zale Jewelry segment, Signet’s results are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Any depreciation in the weighted average value of the US dollar against the British pound or Canadian dollar could increase reported revenues and operating profit and any appreciation in the weighted average value of the US dollar against the British pound or Canadian dollar could decrease reported revenues and operating profit.
The UK Jewelry division buys certain products and materials on international markets that are priced in US dollars, and therefore has an exposure to exchange rates on the cost of goods sold. Signet uses certain derivative financial instruments to hedge a portion of this exposure, within treasury guidelines approved by the Board.
Signet holds a fluctuating amount of British pounds reflecting the cash generating characteristics of the UK Jewelry division. Signet’s objective is to minimize net foreign exchange exposure to the income statement on British pound denominated items through managing this level of cash, British pound denominated intercompany balances and US dollar to British pound swaps. In order to manage the foreign exchange exposure and minimize the level of British pound cash held by Signet, the British pound denominated subsidiaries pay dividends regularly to their immediate holding companies and excess British pounds are sold in exchange for US dollars.
Commodity price risk
Signet’s results are subject to fluctuations in the cost of diamonds, gold and certain other precious metals which are key raw material components of the products sold by Signet.
It is Signet’s policy to minimize the impact of precious metal commodity price volatility on operating results through the use of forward purchases of, or by entering into either purchase options or net zero-cost collar arrangements, within treasury guidelines approved by the Board of Directors.
Interest rate risk
Signet’s interest income or expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding. As of January 31, 2015, a hypothetical 100 basis point increase in interest rates would result in additional annual interest expense of approximately $9.7 million.
Sensitivity analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.

Fair value changes arising from:

(in millions)	Fair Value January 31, 2015	10 basis point increase in interest rates	10% depreciation of $ against £	10% depreciation of gold prices	Fair Value February 1, 2014
Foreign exchange contracts	$1.1	$—	$(2.3)	$—	$(1.9)
Commodity contracts	6.3	—	—	(10.4)	—
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
The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against British pound from the levels applicable at January 31, 2015 with all other variables remaining constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Signet Jewelers Limited:
We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (Signet) as of January 31, 2015 and February 1, 2014, and the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of shareholders’ equity for the 52 week periods ended January 31, 2015 and February 1, 2014, and the 53 week period ended February 2, 2013. We also have audited Signet’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Signet’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Signet’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signet Jewelers Limited and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for the 52 week periods ended January 31, 2015 and February 1, 2014 and the 53 week period ended February 2, 2013, in conformity with US generally accepted accounting principles. Also in our opinion, Signet Jewelers Limited maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Cleveland, Ohio
March 26, 2015

SIGNET JEWELERS LIMITED
CONSOLIDATED INCOME STATEMENTS

(in millions, except per share amounts)	Fiscal 2015	Fiscal 2014	Fiscal 2013	Notes
Sales	$5,736.3	$4,209.2	$3,983.4	4
Cost of sales	(3,662.1)	(2,628.7)	(2,446.0)
Gross margin	2,074.2	1,580.5	1,537.4
Selling, general and administrative expenses	(1,712.9)	(1,196.7)	(1,138.3)
Other operating income, net	215.3	186.7	161.4	9
Operating income	576.6	570.5	560.5	4
Interest expense, net	(36.0)	(4.0)	(3.6)
Income before income taxes	540.6	566.5	556.9
Income taxes	(159.3)	(198.5)	(197.0)	8
Net income	$381.3	$368.0	$359.9
Earnings per share: basic	$4.77	$4.59	$4.37	5
diluted	$4.75	$4.56	$4.35	5
Weighted average common shares outstanding: basic	79.9	80.2	82.3	5
diluted	80.2	80.7	82.8	5
Dividends declared per share	$0.72	$0.60	$0.48	6
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2015			Fiscal 2014			Fiscal 2013
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$381.3			$368.0			$359.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(60.6)	—	(60.6)	12.4	—	12.4	(0.5)	—	(0.5)
Cash flow hedges:
Unrealized gain (loss)	9.1	(2.9)	6.2	(33.0)	11.0	(22.0)	(10.4)	3.7	(6.7)
Reclassification adjustment for (gains) losses to net income	18.6	(6.1)	12.5	11.1	(4.4)	6.7	(22.4)	8.0	(14.4)
Pension plan:
Actuarial gain (loss)	(20.4)	4.6	(15.8)	0.2	—	0.2	6.2	(1.5)	4.7
Reclassification adjustment to net income for amortization of actuarial loss	2.0	(0.4)	1.6	2.3	(0.6)	1.7	3.2	(0.8)	2.4
Prior service credits (costs)	(0.9)	0.2	(0.7)	(0.9)	0.2	(0.7)	(1.1)	0.3	(0.8)
Reclassification adjustment to net income for amortization of prior service (credits) costs	(1.7)	0.4	(1.3)	(1.5)	0.4	(1.1)	(1.6)	0.4	(1.2)
Total other comprehensive income (loss)	$(53.9)	$(4.2)	$(58.1)	$(9.4)	$6.6	$(2.8)	$(26.6)	$10.1	$(16.5)
Total comprehensive income			$323.2			$365.2			$343.4
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amount)	January 31, 2015	February 1, 2014	Notes
Assets
Current assets:
Cash and cash equivalents	$193.6	$247.6	1
Accounts receivable, net	1,567.6	1,374.0	10
Other receivables	63.6	51.5
Other current assets	137.2	87.0
Deferred tax assets	4.5	3.0	8
Income taxes	1.8	6.5
Inventories	2,439.0	1,488.0	11
Total current assets	4,407.3	3,257.6
Non-current assets:
Property, plant and equipment, net	665.9	487.6	12
Goodwill	519.2	26.8	13
Intangible assets, net	447.1	—	13
Other assets	140.0	87.2	14
Deferred tax assets	111.1	113.7	8
Retirement benefit asset	37.0	56.3	18
Total assets	$6,327.6	$4,029.2
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$97.5	$19.3	19
Accounts payable	277.7	162.9
Accrued expenses and other current liabilities	482.4	328.5	20
Deferred revenue	248.0	173.0	21
Deferred tax liabilities	145.8	113.1	8
Income taxes	86.9	103.9
Total current liabilities	1,338.3	900.7
Non-current liabilities:
Long-term debt	1,363.8	—	19
Other liabilities	230.2	121.7	22
Deferred revenue	563.9	443.7	21
Deferred tax liabilities	21.0	—
Total liabilities	3,517.2	1,466.1
Commitments and contingencies			24
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 80.3 shares outstanding (2014: 80.2 outstanding)	15.7	15.7	6
Additional paid-in capital	265.2	258.8
Other reserves	0.4	0.4	6
Treasury shares at cost: 6.9 shares (2014: 7.0 shares)	(370.0)	(346.2)	6
Retained earnings	3,135.7	2,812.9	6
Accumulated other comprehensive loss	(236.6)	(178.5)	7
Total shareholders’ equity	2,810.4	2,563.1
Total liabilities and shareholders’ equity	$6,327.6	$4,029.2
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cash flows from operating activities:
Net income	$381.3	$368.0	$359.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149.7	110.2	99.4
Amortization of unfavorable leases and contracts	(23.7)	—	—
Pension (benefit) expense	(2.4)	(0.5)	3.2
Share-based compensation	12.1	14.4	15.7
Deferred taxation	(47.6)	(20.4)	4.3
Excess tax benefit from exercise of share awards	(11.8)	(6.5)	(7.4)
Amortization of debt discount and issuance costs	7.4	0.4	0.4
Other non-cash movements	2.7	(3.3)	(1.4)
Changes in operating assets and liabilities:
Increase in accounts receivable	(194.6)	(168.3)	(117.1)
Increase in other receivables and other assets	(18.0)	(21.6)	(1.3)
Increase in other current assets	(35.5)	(4.1)	(5.2)
Increase in inventories	(121.6)	(98.4)	(65.7)
Increase (decrease) in accounts payable	23.7	3.2	(39.6)
Increase in accrued expenses and other liabilities	64.8	8.6	13.4
Increase in deferred revenue	102.3	50.8	40.6
(Decrease) increase in income taxes payable	(1.6)	7.9	27.2
Pension plan contributions	(4.2)	(4.9)	(13.7)
Net cash provided by operating activities	283.0	235.5	312.7
Investing activities
Purchase of property, plant and equipment	(220.2)	(152.7)	(134.2)
Purchase of available-for-sale securities	(5.7)	—	—
Proceeds from sale of available-for-sale securities	2.5	—	—
Acquisition of Ultra Stores, Inc., net of cash received	—	1.4	(56.7)
Acquisition of Zale Corporation, net of cash acquired	(1,429.2)	—	—
Acquisition of diamond polishing factory	—	(9.1)	—
Net cash used in investing activities	(1,652.6)	(160.4)	(190.9)
Financing activities
Dividends paid	(55.3)	(46.0)	(38.4)
Proceeds from issuance of common shares	6.1	9.3	21.6
Excess tax benefit from exercise of share awards	11.8	6.5	7.4
Proceeds from senior notes	398.4	—	—
Proceeds from term loan	400.0	—	—
Repayments of term loan	(10.0)	—	—
Proceeds from securitization facility	1,941.9	—	—
Repayments of securitization facility	(1,341.9)	—	—
Proceeds from revolving credit facility	260.0	57.0	—
Repayments of revolving credit facility	(260.0)	(57.0)	—
Payment of debt issuance costs	(20.5)	—	—
Repurchase of common shares	(29.8)	(104.7)	(287.2)
Net settlement of equity based awards	(18.4)	(9.2)	(11.5)
Principal payments under capital lease obligations	(0.8)	—	—
Proceeds from short-term borrowings	39.4	19.3	—
Net cash provided by (used in) financing activities	1,320.9	(124.8)	(308.1)
Cash and cash equivalents at beginning of period	247.6	301.0	486.8
Decrease in cash and cash equivalents	(48.7)	(49.7)	(186.3)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	(3.7)	0.5
Cash and cash equivalents at end of period	$193.6	$247.6	$301.0

Non-cash investing activities:
Capital expenditures in accounts payable	$6.2	$2.0	$2.4
Supplemental cash flow information:
Interest paid	$25.4	$3.5	$3.4
Income taxes paid	$208.8	$211.0	$165.6
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in- capital	Other reserves (Note 6)	Treasury shares	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at January 28, 2012	$15.6	$230.9	$0.4	$(12.7)	$2,204.1	$(159.2)	$2,279.1
Net income	—	—	—	—	359.9	—	359.9
Other comprehensive income	—	—	—	—	—	(16.5)	(16.5)
Dividends	—	—	—	—	(39.5)	—	(39.5)
Repurchase of common shares	—	—	—	(287.2)	—	—	(287.2)
Net settlement of equity based awards	—	(7.4)	—	10.8	(14.9)	—	(11.5)
Share options exercised	0.1	7.1	—	29.1	(6.4)	—	29.9
Share-based compensation expense	—	15.7	—	—	—	—	15.7
Balance at February 2, 2013	15.7	246.3	0.4	(260.0)	2,503.2	(175.7)	2,329.9
Net income	—	—	—	—	368.0	—	368.0
Other comprehensive income	—	—	—	—	—	(2.8)	(2.8)
Dividends	—	—	—	—	(48.2)	—	(48.2)
Repurchase of common shares	—	—	—	(104.7)	—	—	(104.7)
Net settlement of equity based awards	—	(1.7)	—	7.1	(8.1)	—	(2.7)
Share options exercised	—	(0.2)	—	11.4	(2.0)	—	9.2
Share-based compensation expense	—	14.4	—	—	—	—	14.4
Balance at February 1, 2014	15.7	258.8	0.4	(346.2)	2,812.9	(178.5)	2,563.1
Net income	—	—	—	—	381.3	—	381.3
Other comprehensive income	—	—	—	—	—	(58.1)	(58.1)
Dividends	—	—	—	—	(57.7)	—	(57.7)
Repurchase of common shares	—	—	—	(29.8)	—	—	(29.8)
Net settlement of equity based awards	—	(3.0)	—	(3.2)	(0.4)	—	(6.6)
Share options exercised	—	(2.7)	—	9.2	(0.4)	—	6.1
Share-based compensation expense	—	12.1	—	—	—	—	12.1
Balance at January 31, 2015	$15.7	$265.2	$0.4	$(370.0)	$3,135.7	$(236.6)	$2,810.4
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and critical accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the leading retailer of jewelry, watches and associated services. Accordingly, the Company operates through its 100% owned subsidiaries with sales primarily in the US, Canada and UK. Signet manages its business as four reportable segments, the Sterling Jewelers division, the UK Jewelry division and the Zale division, which consists of Zale Jewelry and Piercing Pagoda, and the Other reportable segment. The Other reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate expenses. See Note 4 for additional discussion of the Company’s segments.
Signet’s sales are seasonal, with the first quarter slightly exceeding 20% of annual sales, the second and third quarters each approximating 20% and the fourth quarter accounting for almost 40% of annual sales, with December being by far the most important month of the year. The “Holiday Season” consists of sales made in November and December. As a result, approximately 45% to 55% of Signet’s operating income normally occurs in the fourth quarter, comprised of nearly all of the UK Jewelry and Zale divisions’ operating income and about 40% to 45% of the Sterling Jewelers division’s operating income.
The Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. There are no material related party transactions. The following accounting policies have been applied consistently in the preparation of the Company’s financial statements.
(a) Basis of preparation
The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP”) and include the results for the 52 week period ended January 31, 2015 (“Fiscal 2015”), as Signet’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 52 week period ended February 1, 2014 (“Fiscal 2014”) and the 53 week period ended February 2, 2013 (“Fiscal 2013”). Intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 6, "Common shares, treasury shares reserves and dividends."
(b) Use of estimates
The preparation of these consolidated financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from estimates. Key estimates are primarily made in relation to the valuation of receivables, inventory, deferred revenue, fair value of derivatives, depreciation and asset impairment, the valuation of employee benefits, income taxes, contingencies and accounting for business combinations.
The reported results of operations are not indicative of results expected in future periods.
(c) Foreign currency translation
The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within the consolidated statements of operations, whereas translation adjustments and gains or losses related to intercompany loans of a long-term investment nature are recognized as a component of AOCI.
(d) Revenue recognition
The Company recognizes revenue when there is persuasive evidence of an arrangement; delivery of products has occurred or services have been rendered; the sale price is fixed and determinable; and collectability is reasonably assured. The Company’s revenue streams and their respective accounting treatments are discussed below.
Merchandise sale and repairs
Store sales are recognized when the customer receives and pays for the merchandise at the store with cash, in-house customer finance, private label credit card programs or a third party credit card. For online sales shipped to customers, sales are recognized at the estimated time the customer has received the merchandise. Amounts related to shipping and handling that are billed to customers are reflected in sales and the related costs are reflected in cost of sales. Revenues on the sale of merchandise are reported net of anticipated returns and sales tax collected. Returns are estimated based on previous return rates experienced. Any deposits received from a customer for merchandise are deferred and recognized as revenue when the customer receives the merchandise. Revenues derived from providing replacement merchandise on behalf of insurance organizations are recognized upon receipt of the merchandise by the customer. Revenues on repair of merchandise are recognized when the service is complete and the customer collects the merchandise at the store.

Extended service plans and lifetime warranty agreements
The Company recognizes revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred. The deferral period for lifetime warranty sales in each division is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.
The Sterling Jewelers division sells extended service plans, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of these lifetime extended service plans is deferred and recognized over 14 years, with approximately 45% of revenue recognized within the first two years (February 1, 2014: 45%; February 2, 2013: 46%).
The Sterling Jewelers division also sells a Jewelry Replacement Plan (“JRP”). The JRP is designed to protect customers from damage or defects of purchased merchandise for a period of three years. If the purchased merchandise is defective or becomes damaged under normal use in that time period, the item will be replaced. JRP revenue is deferred and recognized on a straight-line basis over the period of expected claims costs.
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
Signet also sells warranty agreements in the capacity of an agent on behalf of a third-party. The commission that Signet receives from the third-party is recognized at the time of sale less an estimate of cancellations based on historical experience.
Sale vouchers
Certain promotional offers award sale vouchers to customers who make purchases above a certain value, which grant a fixed discount on a future purchase within a stated time frame. The Company accounts for such vouchers by allocating the fair value of the voucher between the initial purchase and the future purchase using the relative-selling-price method. Sale vouchers are not sold on a stand-alone basis. The fair value of the voucher is determined based on the average sales transactions in which the vouchers were issued, when the vouchers are expected to be redeemed, and the estimated voucher redemption rate. The fair value allocated to the future purchase is recorded as deferred revenue.
Consignment inventory sales
Sales of consignment inventory are accounted for on a gross sales basis as the Company is the primary obligor providing independent advice, guidance, and after sales service to customers. The products sold from consignment inventory are indistinguishable from other products that are sold to customers and are sold on the same terms. Supplier products are selected at the discretion of the Company. The Company is responsible for determining the selling price, physical security of the products and collections of accounts receivable.
(e) Cost of sales and selling, general and administrative expenses
Cost of sales includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to distribution centers and stores, inventory shrinkage, store operating and occupancy costs, net bad debts and charges for late payments under the in-house customer finance programs. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. Selling, general and administrative expenses include store staff and store administrative costs, centralized administrative expenses, including information technology, credit and eCommerce, advertising and promotional costs, and other operating expenses not specifically categorized elsewhere in the consolidated income statements.
Compensation and benefits costs included within cost of sales and selling, general and administrative expenses were as follows:

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Wages and salaries	$1,095.6	$753.3	$713.4
Payroll taxes	91.8	65.8	62.6
Employee benefit plans expense	9.6	10.2	12.9
Share-based compensation expense	12.1	14.4	15.7
Total compensation and benefits	$1,209.1	$843.7	$804.6

(f ) Store opening costs
The opening costs of new locations are expensed as incurred.
(g) Advertising and promotional costs
Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogues and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $333.0 million in Fiscal 2015 (Fiscal 2014: $253.8 million; Fiscal 2013: $245.8 million).
(h) In-house customer finance programs
Sterling Jewelers division operates customer in-house finance programs that allow customers to finance merchandise purchases from its stores. Finance charges are recognized in accordance with the contractual agreements. Gross interest earned is recorded as other operating income in the income statement. See Note 9 for additional discussion of the Company’s other operating income. In addition to interest-bearing accounts, a significant proportion of credit sales are made using interest-free financing for one year or less, subject to certain conditions.
Accrual of interest is suspended when accounts become more than 90 days aged on a recency basis. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when receivables are removed from the non-accrual status.
(i) Income taxes
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
The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.
See Note 8 for additional discussion of the Company’s income taxes.
(j) Cash and cash equivalents
Cash and cash equivalents are comprised of cash on hand, money market deposits and amounts placed with external fund managers with an original maturity of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. In addition, receivables from third-party credit card issuers typically converted to cash within 5 days of the original sales transaction are considered cash equivalents.
Additional detail regarding the composition of cash and cash equivalents as of January 31, 2015 and February 1, 2014 follows:

(in millions)	January 31, 2015	February 1, 2014
Cash and cash equivalents held in money markets and other accounts	$153.5	$225.3
Cash equivalents from third-party credit card issuers	38.2	21.1
Cash on hand	1.9	1.2
Total cash and cash equivalents	$193.6	$247.6
(k) Accounts receivable
Accounts receivable are stated at their nominal amounts and primarily include account balances outstanding from Sterling Jewelers division in-house customer finance programs. The finance receivables from the in-house customer finance programs are comprised of a large volume of transactions with no one customer representing a significant balance. The initial acceptance of customer finance arrangements is based on proprietary consumer credit scores. Subsequent to the initial finance purchase, the Company monitors the credit quality of its customer finance receivable portfolio based on payment activity that drives the aging of receivables. This credit quality indicator is assessed on a real-time basis.
Accounts receivable under the customer finance programs are shown net of an allowance for uncollectible amounts. This allowance is an estimate of the expected losses as of the balance sheet date, and is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy, as well as an allowance for those amounts 90 days aged and under based on historical loss information and payment performance. The calculation is reviewed by management to assess whether, based on economic events, additional analysis is required to appropriately estimate losses inherent in the portfolio.
Allowances for uncollectible amounts are recorded as a charge to cost of sales in the income statement. Receivables are charged off to the allowance when amounts become more than 120 days aged on the recency method and more than 240 days aged on the contractual method.
See Note 10 for additional discussion of the Company’s accounts receivables.
(l) Inventories
Inventories are primarily held for resale and are valued at the lower of cost or market value. Cost is determined using weighted-average cost for all inventories except for inventories held in the Company's diamond sourcing operations where cost is determined using specific identification. Cost includes charges directly related to bringing inventory to its present location and condition. Such charges would include warehousing, distribution and certain buying, security and data processing costs. Market value is defined as estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. Inventory write-downs are recorded for obsolete, slow moving or defective items and shrinkage. Inventory write-downs are equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy, and market conditions. Shrinkage is estimated and recorded based on historical physical inventory results, expectations of future inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers.
See Note 11 for additional discussion of the Company’s inventories.
(m) Vendor contributions
Contributions are received from vendors through various programs and arrangements including cooperative advertising. Where vendor contributions related to identifiable promotional events are received, contributions are matched against the costs of promotions. Vendor contributions, which are received as general contributions and not related to specific promotional events, are recognized as a reduction of inventory costs.
(n) Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation, amortization and impairment charges. Maintenance and repair costs are expensed as incurred. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	30 – 40 years when land is owned or the remaining term of lease, not to exceed 40 years
Leasehold improvements	Remaining term of lease, not to exceed 10 years
Furniture and fixtures	Ranging from 3 – 10 years
Equipment, including software	Ranging from 3 – 5 years
Equipment, which includes computer software purchased or developed for internal use, is stated at cost less accumulated amortization. Signet’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, Signet also capitalizes certain payroll and payroll-related costs for employees directly associated with internal use computer projects. Amortization is charged on a straight-line basis over periods from three to five years.
Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the undiscounted cash flow is less than the asset’s carrying amount, the impairment charge recognized is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. Property and equipment at stores planned for closure are depreciated over a revised estimate of their useful lives.
See Note 12 for additional discussion of the Company’s property, plant and equipment.
(o) Goodwill and intangibles
In a business combination, the Company estimates and records the fair value of identifiable intangible assets and liabilities acquired. The fair value of these intangible assets and liabilities is estimated based on management's assessment, including determination of appropriate valuation technique and consideration of any third party appraisals, when necessary. Significant estimates in valuing intangible assets and liabilities acquired include, but are not limited to, future expected cash flows associated with the acquired asset or liability, expected life and discount rates. The excess purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each. Goodwill is evaluated for impairment annually and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any.
The annual testing date for goodwill allocated to the Sterling Jewelers reporting unit is the last day of the fourth quarter. The annual testing date for goodwill allocated to the reporting units associated with the Zale division acquisition and the Other reporting unit is May 31. There have been no goodwill impairment charges recorded during the fiscal periods presented in the consolidated financial statements. If future economic conditions are different than those projected by management, future impairment charges may be required.
Intangible assets with definite lives are amortized and reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying amount, the Company recognizes an impairment charge equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset.
Intangible assets with indefinite lives are reviewed for impairment each year in the second quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company first performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any. If future economic conditions are different than those projected by management, future impairment charges may be required.
See Note 13 for additional discussion of the Company’s goodwill and intangibles.
(p) Derivatives and hedge accounting
The Company enters into various types of derivative instruments to mitigate certain risk exposures related to changes in commodity costs and foreign exchange rates. Derivative instruments are recorded in the consolidated balance sheets at fair value, as either assets or liabilities, with an offset to net income or other comprehensive income ("OCI"), depending on whether the derivative qualifies as an effective hedge.
If a derivative instrument meets certain criteria, it may be designated as a cash flow hedge on the date it is entered into. For cash flow hedge transactions, the effective portion of the changes in fair value of the derivative instrument is recognized directly in equity as a component of AOCI and is recognized in the consolidated income statements in the same period(s) and on the same financial statement line in which the hedged item affects net income. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivatives are recognized immediately in other operating income, net in the consolidated income statements. In addition, gains and losses on derivatives that do not qualify for hedge accounting are recognized immediately in other operating income, net.
In the normal course of business, the Company may terminate cash flow hedges prior to the occurrence of the underlying forecasted transaction. For cash flow hedges terminated prior to the occurrence of the underlying forecasted transaction, management monitors the probability of the associated forecasted cash flow transactions to assess whether any gain or loss recorded in AOCI should be immediately recognized in net income. Cash flows from derivative contracts are included in net cash provided by operating activities.
See Note 16 for additional discussion of the Company’s derivatives and hedge activities.
(q) Employee Benefits
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
The funded status of the UK Plan is recognized on the balance sheet, and is the difference between the fair value of plan assets and the benefit obligation measured at the balance sheet date. Gains or losses and prior service costs or credits that arise and not included as components of net periodic pension cost are recognized, net of tax, in OCI.
Signet also operates a defined contribution pension plan in the UK and sponsors a defined contribution retirement savings plan in the US. Contributions made by Signet to these pension arrangements are charged primarily to selling, general and administrative expenses in the income statement as incurred.
See Note 18 for additional discussion of Signet’s employee benefits.

(r) Borrowing costs
Borrowings include interest bearing bank loans, accounts receivable securitization program and bank overdrafts. Borrowing costs are capitalized and amortized into interest expense over the contractual term of the related loan.
See Note 19 for additional discussion of the Company’s borrowing costs.
(s) Share-based compensation
Signet measures share-based compensation cost for awards classified as equity at the grant date based on the estimated fair value of the award and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period of employees. Certain share plans include a condition whereby vesting is contingent on growth exceeding a given target, and therefore awards granted with this condition are considered to be performance-based awards.
Signet estimates fair value using a Black-Scholes model for awards granted under the Omnibus Plan and the binomial valuation model for awards granted under the Share Saving Plans. Deferred tax assets for awards that result in deductions on the income tax returns of subsidiaries are recorded by Signet based on the amount of compensation cost recognized and the subsidiaries’ statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the subsidiaries’ income tax return are recorded in additional paid-in-capital (if the tax deduction exceeds the deferred tax asset) or in the income statement (if the deferred tax asset exceeds the tax deduction and no additional paid-in-capital exists from previous awards).
Share-based compensation is primarily recorded in selling, general and administrative expenses in the income statement, along with the relevant salary cost.
See Note 23 for additional discussion of the Company’s share-based compensation plans.
(t) Contingent liabilities
Provisions for contingent liabilities are recorded for probable losses when management is able to reasonably estimate the loss or range of loss. When it is reasonably possible that a contingent liability may result in a loss or additional loss, the range of the loss is disclosed.
See Note 24 for additional discussion of the Company’s contingencies.
(u) Leases
Signet's operating leases generally include retail store locations. Certain operating leases include predetermined rent increases, which are charged to the income statement on a straight-line basis over the lease term, including any construction period or other rental holiday. Other amounts paid under operating leases, such as contingent rentals, taxes and common area maintenance, are charged to the income statement as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rentals that are not measurable at inception. These contingent rentals are primarily based on a percentage of sales in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.
See Note 24 for additional discussion of the Company’s leases.
(v) Common shares
New shares are recorded in Common Shares at their par value when issued. The excess of the issue price over the par value is recorded in additional paid-in capital.
(w) Dividends
Dividends are reflected as a reduction of retained earnings in the period in which they are formally declared by the Board of Directors (the “Board”).
2. New accounting pronouncements
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
3. Acquisitions
Botswana diamond polishing factory
On November 4, 2013, Signet acquired a diamond polishing factory in Gaborone, Botswana for $9.1 million. The acquisition expands the Company’s long-term diamond sourcing capabilities and provides resources for the Company to cut and polish stones.
The transaction was accounted for as a business combination during the fourth quarter of Fiscal 2014. During the second quarter of Fiscal 2015, the Company finalized the valuation of net assets acquired. There were no material changes to the valuation of net assets acquired from the initial allocation reported during the fourth quarter of Fiscal 2014. The total consideration paid by the Company was funded through existing cash and allocated to the net assets acquired based on the final fair values as follows: property, plant and equipment acquired of $5.5 million and goodwill of $3.6 million. See Note 13 for additional information related to goodwill. None of the goodwill is deductible for income tax purposes.
The results of operations related to the acquired diamond polishing factory are reported within the Other reportable segment of Signet’s consolidated results. Pro forma results of operations have not been presented, as the impact to the Company’s consolidated financial results was not material.
Zale Corporation
On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation, making the entity a wholly-owned consolidated subsidiary of Signet. Under the terms of the Agreement and Plan of Merger, Zale Corporation shareholders received $21 per share in cash for each outstanding share of common stock and the vesting, upon consummation of the Acquisition, of certain outstanding Zale Corporation restricted stock units and stock options, which converted into the right to receive the merger consideration of $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400.0 million of long-term debt, including: (a) $400.0 million of senior unsecured notes due in 2024, (b) $600.0 million of two-year revolving asset-backed variable funding notes, and (c) a $400.0 million five-year senior unsecured term loan facility. See note 19 for additional information related to the Company’s long-term debt instruments.
The transaction was accounted for as a business combination during the second quarter of Fiscal 2015. The Acquisition aligns with the Company’s strategy to diversify businesses and expand its footprint. The following table summarizes the consideration transferred in conjunction with the Acquisition.
Calculation of consideration

(in millions, except per share amounts)	Amount
Cash consideration paid to Zale Corporation shareholders ($21 per share)	$910.2
Cash consideration paid for settlement of Zale Corporation stock options, restricted share awards and long term incentive plan awards	69.6
Cash paid to extinguish Zale Corporation outstanding debt as of May 29, 2014	478.2
Total consideration transferred	$1,458.0

Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed are recorded at acquisition date fair values. The following table summarizes the preliminary fair values identified for the assets acquired and liabilities assumed in the Acquisition as of May 29, 2014:

(in millions)	Initial fair values	Final fair values	Variance
Cash and cash equivalents	$28.8	$28.8	$—
Inventories	855.6	856.7	1.1
Other current assets	22.5	22.4	(0.1)
Property, plant and equipment	104.2	103.6	(0.6)
Intangible assets:
Trade names	420.0	417.0	(3.0)
Favorable leases	50.2	50.2	—
Deferred tax assets	126.3	132.8	6.5
Other assets	25.4	25.4	—
Current liabilities(1)	(202.8)	(206.3)	(3.5)
Deferred revenue	(93.0)	(93.3)	(0.3)
Unfavorable leases	(50.5)	(50.5)	—
Unfavorable contracts	(65.6)	(65.6)	—
Deferred tax liabilities	(263.6)	(234.0)	29.6
Other liabilities	(24.6)	(28.6)	(4.0)
Fair value of net assets acquired	932.9	958.6	25.7
Goodwill	525.1	499.4	(25.7)
Total consideration transferred	$1,458.0	$1,458.0	$—
(1) Includes loans and overdrafts, accounts payable, income taxes payable, accrued expenses and other current liabilities.
Since the Acquisition, the Company made certain adjustments to the amounts recorded for identifiable assets acquired and liabilities assumed to more accurately reflect the fair value. The fair value of the net deferred tax liabilities acquired decreased by $36.1 million in conjunction with the finalization of the acquired entity’s tax return, and adjustments to fair values of the financial reporting basis of assets and liabilities acquired to which the deferred tax assets and liabilities relate. The net impact of all revisions to fair values that have been identified since the Acquisition in the second quarter of Fiscal 2015 to the fair value of net assets acquired was a $25.7 million increase in net assets with a corresponding decrease in goodwill. There was no material impact on previously reported financial information as a result of these adjustments. During the fourth quarter of Fiscal 2015, the Company finalized the valuation of net assets acquired.
The excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed was recognized as goodwill. As of January 31, 2015, the Company has allocated the goodwill attributable to the Acquisition to its reporting units. The goodwill attributable to the Acquisition is not deductible for tax purposes. Since the date of the Acquisition, the operating results for the acquired business were as follows:

(in millions)	May 29, 2014 to January 31, 2015
Sales	$1,215.6
Operating loss	$(8.2)
Net loss	$(6.5)
The following unaudited consolidated pro forma information summarizes the results of operations of the Company as if the Acquisition and related issuance of $1,400.0 million of long-term debt (see Note 19) had occurred as of February 2, 2013. The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

(in millions, except per share amounts)	Fiscal 2015	Fiscal 2014
Pro forma sales	$6,325.1	$6,039.9
Pro forma net income	$462.1	$361.9
Pro forma earnings per share – basic	$5.78	$4.51
Pro forma earnings per share – diluted	$5.76	$4.48
The unaudited pro forma information gives effect to actual operating results prior to the Acquisition and has been adjusted with respect to certain aspects of the Acquisition to reflect the following:

•
Acquisition accounting adjustments to reset deferred revenue associated with extended service plans sold by Zale Corporation prior to the Acquisition to fair value as of the acquisition date. The fair value of deferred revenue is determined based on the estimated costs remaining to be incurred for future obligations associated with the outstanding plans at the time of the Acquisition, plus a reasonable profit margin on the estimated costs. These adjustments also reflect the impact of deferring the revenue associated with the lifetime extended service plans over a 10-year period as disclosed in Note 1.

•
Additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the existing Zale Corporation assets acquired and liabilities assumed, including intangible assets, favorable and unfavorable leases, and unfavorable contracts and expense associated with the fair value step-up of inventory acquired.

•	Tax impact of the Company’s amended capital structure as a result of the Acquisition and related issuance of $1,400 million of long-term debt.

•	Adjustment of valuation allowances associated with US and Canadian deferred tax assets, including net operating loss carryforwards.

•
Exclusion of acquisition-related costs of $58.0 million, which were included in the Company’s results of operations for the year ended January 31, 2015. Also excluded were costs associated with the unsecured bridge facility discussed in Note 19 of $4.0 million, which were expensed in Fiscal 2015. All amounts were reported within the Other segment.

The unaudited pro forma results do not reflect future events that either have occurred or may occur after the Acquisition, including, but not limited to, the anticipated realization of expected operating synergies in subsequent periods. They also do not give effect to acquisition-related costs that the Company expects to incur in connection with the Acquisition, including, but not limited to, additional professional fees, employee integration, retention, and severance costs.
4. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet's chief operating decision maker utilizes sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated though the management of its four reportable segments: Sterling Jewelers division, the UK Jewelry division and the Zale division, which consists of the Zale Jewelry and the Piercing Pagoda segments.
The Sterling Jewelers division operated in all 50 states. Its stores operate nationally in malls and off-mall locations as Kay and regionally under a number of well-established mall-based brands. Destination superstores operate nationwide as Jared The Galleria Of Jewelry (“Jared”).
The Zale division operated jewelry stores (Zale Jewelry) and kiosks (Piercing Pagoda), located primarily in shopping malls throughout the US, Canada and Puerto Rico. Zale Jewelry includes national brands Zales Jewelers, Zales Outlet and Peoples Jewellers, along with regional brands Gordon’s Jewelers and Mappins Jewellers. Piercing Pagoda operates through mall-based kiosks.
The UK Jewelry division operated stores in the UK, Republic of Ireland and Channel Islands. Its stores operate in major regional shopping malls and prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) as “H.Samuel,” “Ernest Jones,” and “Leslie Davis.”
A separate reportable segment, “Other,” consists of all non-reportable operating segments including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and corporate items that are below the quantifiable threshold for separate disclosure as a reportable segment.

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Sales:
Sterling Jewelers	$3,765.0	$3,517.6	$3,273.9
Zale Jewelry(1)	1,068.7	n/a	n/a
Piercing Pagoda	146.9	n/a	n/a
UK Jewelry	743.6	685.6	709.5
Other	12.1	6.0	—
Total sales	$5,736.3	$4,209.2	$3,983.4

Operating income (loss):
Sterling Jewelers	$624.3	$553.2	$547.8
Zale Jewelry(2)	(1.9)	n/a	n/a
Piercing Pagoda(3)	(6.3)	n/a	n/a
UK Jewelry	52.2	42.4	40.0
Other(4)	$(91.7)	(25.1)	(27.3)
Total operating income	$576.6	$570.5	$560.5

Depreciation and amortization:
Sterling Jewelers	$95.7	$88.8	$75.9
Zale Jewelry	29.4	n/a	n/a
Piercing Pagoda	1.6	n/a	n/a
UK Jewelry	22.1	21.4	23.5
Other	0.9	—	—
Total depreciation and amortization	$149.7	$110.2	$99.4

Capital additions:
Sterling Jewelers	$157.6	$134.2	$110.9
Zale Jewelry	35.1	n/a	n/a
Piercing Pagoda	6.9	n/a	n/a
UK Jewelry	20.2	18.4	23.1
Other	0.4	0.1	0.2
Total capital additions	$220.2	$152.7	$134.2
(1) Includes external customer revenue of $205.5 million from Canadian operations.

(2)
Includes net operating loss of $35.1 million related to purchase accounting adjustments associated with the acquisition of Zale Corporation for the year ended January 31, 2015. See Note 3 for additional information.

(3)
Includes net operating loss of $10.8 million related to purchase accounting adjustments associated with the acquisition of Zale Corporation for the year ended January 31, 2015. See Note 3 for additional information.

(4)
Includes $59.8 million of transaction-related and integration expense, as well as severance related costs. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses for the year ended January 31, 2015.

n/a Not applicable as Zale division was acquired on May 29, 2014. See Note 3 for additional information.

(in millions)	January 31, 2015	February 1, 2014	February 2, 2013
Total assets:
Sterling Jewelers	$3,647.3	$3,311.0	$2,979.2
Zale Jewelry	1,903.6	n/a	n/a
Piercing Pagoda	132.8	n/a	n/a
UK Jewelry	413.5	484.6	449.9
Other	230.4	233.6	289.9
Total assets	$6,327.6	$4,029.2	$3,719.0

Total long-lived assets:
Sterling Jewelers	$488.3	$423.6	$377.5
Zale Jewelry	1,014.4	n/a	n/a
Piercing Pagoda	46.5	n/a	n/a
UK Jewelry	73.8	81.1	76.8
Other	9.2	9.7	0.7
Total long-lived assets	$1,632.2	$514.4	$455.0

Total liabilities:
Sterling Jewelers	$2,022.9	$1,299.3	$1,243.4
Zale Jewelry	514.6	n/a	n/a
Piercing Pagoda	47.1	n/a	n/a
UK Jewelry	128.1	139.3	116.9
Other	804.5	27.5	28.8
Total liabilities	$3,517.2	$1,466.1	$1,389.1

Sales by product:
Diamonds and diamond jewelry	$3,450.6	$2,552.1	$2,410.7
Gold, silver jewelry, other products and services	1,784.5	1,236.9	1,116.5
Watches	501.2	420.2	456.2
Total sales	$5,736.3	$4,209.2	$3,983.4
n/a Not applicable as Zale division was acquired on May 29, 2014. See Note 3 for additional information.
5. Earnings per share

(in millions, except per share amounts)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net income	$381.3	$368.0	$359.9
Basic weighted average number of shares outstanding	79.9	80.2	82.3
Dilutive effect of share awards	0.3	0.5	0.5
Diluted weighted average number of shares outstanding	80.2	80.7	82.8
Earnings per share – basic	$4.77	$4.59	$4.37
Earnings per share – diluted	$4.75	$4.56	$4.35
The basic weighted average number of shares excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust (“ESOT”) and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in Fiscal 2015 by 7,281,854 (Fiscal 2014: 6,961,632; Fiscal 2013: 4,882,625). The calculation of fully diluted EPS for Fiscal 2015 excludes share awards of 24,378 shares (Fiscal 2014: 70,447 share awards; Fiscal 2013: 192,374 share awards) on the basis that their effect would be anti-dilutive.

6. Common shares, treasury shares, reserves and dividends
Common Shares
The par value of each Common Share is 18 cents. The consideration received for Common Shares relating to options issued during the year was $6.1 million (Fiscal 2014: $9.3 million; Fiscal 2013: $21.6 million).
Treasury shares
Signet may from time to time repurchase common shares under various share repurchase programs authorized by Signet’s Board. Repurchases may be made in the open market, through block trades or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements, and other factors. The repurchase programs are funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares are held as treasury shares and may be used by Signet for general corporate purposes.
Treasury shares represent the cost of shares that the Company purchased in the market under the applicable authorized repurchase program, shares forfeited under the Omnibus Incentive Plan, and those previously held by the ESOT to satisfy options under the Company’s share option plans.
Shares held in treasury by the Company were 6,933,684 and 6,954,596 for Fiscal 2015 and Fiscal 2014, respectively. Shares were reissued in the amounts of 309,305 and 437,913, net of taxes and forfeitures, in Fiscal 2015 and Fiscal 2014, respectively, to satisfy awards outstanding under existing share based compensation plans. The share repurchase activity is outlined in the table below:

	Amount authorized	Fiscal 2015			Fiscal 2014			Fiscal 2013
		Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)			(in millions)
2013 Program (1)	$350.0	288,393	$29.8	$103.37	808,428	54.6	$67.54	n/a	n/a	n/a
2011 Program (2)	$350.0	n/a	n/a	n/a	749,245	50.1	66.92	6,425,296	$287.2	$44.70
Total		288,393	$29.8	$103.37	1,557,673	104.7	$67.24	6,425,296	$287.2	$44.70

(1) On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $265.6 million remaining as of January 31, 2015.
(2) In October 2011, the Board authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.
n/a Not applicable.
Dividends

	Fiscal 2015			Fiscal 2014			Fiscal 2013
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.18	$14.4		$0.15	$12.1		$0.12	$10.3
Second quarter	0.18	14.4		0.15	12.1		0.12	9.6
Third quarter	0.18	14.5		0.15	12.0		0.12	9.8
Fourth quarter(1)	0.18	14.4	(2)	0.15	12.0	(2)	0.12	9.8
Total	$0.72	$57.7		$0.60	$48.2		$0.48	$39.5

(1) Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the dividend declared in the fourth quarter of each fiscal year is paid in the subsequent fiscal year. The dividends are reflected in the consolidated statement of cash flows upon payment.
(2) As of January 31, 2015 and February 1, 2014, $14.4 million and $12.0 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2015 and Fiscal 2014, respectively.
In addition, on March 25, 2015, Signet’s Board of Directors declared a quarterly dividend of $0.22 per share on its Common Shares. This dividend will be payable on May 27, 2015 to shareholders of record on May 1, 2015, with an ex-dividend date of April 30, 2015.
Other reserves
Other reserves consist of special reserves and a capital redemption reserve established in accordance with the laws of England and Wales. The Predecessor Company (Signet Group plc prior to the reorganization that was effected on September 11, 2008) established a special reserve prior to 1997 in connection with reductions in additional paid-in capital, which can only be used to write off existing goodwill resulting from acquisitions and otherwise only for purposes permitted for share premium accounts under the laws of England and Wales. The capital redemption reserve has arisen on the cancellation of previously issued Common Shares and represents the nominal value of those shares canceled.

Reclassification
During the second quarter of Fiscal 2015, $234.8 million was reclassified from other reserves within shareholders’ equity to retained earnings as the restrictions related to this amount were released. The presentation in previous periods has been adjusted to conform to the current period presentation.
7. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

			Pension plan
(in millions)	Foreign currency translation	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credit (cost)	Accumulated other comprehensive (loss) income
Balance at January 28, 2012	$(148.9)	$22.1	$(51.5)	$19.1	$(159.2)
OCI before reclassifications	(0.5)	(6.7)	4.7	(0.8)	(3.3)
Amounts reclassified from AOCI	—	(14.4)	2.4	(1.2)	(13.2)
Net current-period OCI	(0.5)	(21.1)	7.1	(2.0)	(16.5)
Balance at February 2, 2013	$(149.4)	$1.0	$(44.4)	$17.1	$(175.7)
OCI before reclassifications	12.4	(22.0)	0.2	(0.7)	(10.1)
Amounts reclassified from AOCI	—	6.7	1.7	(1.1)	7.3
Net current-period OCI	12.4	(15.3)	1.9	(1.8)	(2.8)
Balance at February 1, 2014	$(137.0)	$(14.3)	$(42.5)	$15.3	$(178.5)
OCI before reclassifications	(60.6)	6.2	(15.8)	(0.7)	(70.9)
Amounts reclassified from AOCI	—	12.5	1.6	(1.3)	12.8
Net current-period OCI	(60.6)	18.7	(14.2)	(2.0)	(58.1)
Balance at January 31, 2015	$(197.6)	$4.4	$(56.7)	$13.3	$(236.6)

 The amounts reclassified from AOCI were as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Reclassification activity by individual AOCI component: (in millions)	Amounts reclassified from AOCI	Amounts reclassified from AOCI	Amounts reclassified from AOCI	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$1.3	$(0.9)	$(0.4)	Cost of sales (see Note 16)
Commodity contracts	17.3	12.0	(22.0)	Cost of sales (see Note 16)
Total before income tax	18.6	11.1	(22.4)
Income taxes	(6.1)	(4.4)	8.0
Net of tax	12.5	6.7	(14.4)

Defined benefit pension plan items:
Amortization of unrecognized net prior service credit	(1.7)	(1.5)	(1.6)	Selling, general and administrative expenses(1)
Amortization of unrecognized actuarial loss	2.0	2.3	3.2	Selling, general and administrative expenses(1)
Total before income tax	0.3	0.8	1.6
Income taxes	—	(0.2)	(0.4)
Net of tax	0.3	0.6	1.2

Total reclassifications, net of tax	$12.8	$7.3	$(13.2)

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 18 for additional information.
8. Income taxes

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Income before income taxes:
– US	$380.8	$493.7	$494.3
– Foreign	159.8	72.8	62.6
Total income before income taxes	$540.6	$566.5	$556.9

Current taxation:
– US	$199.5	$211.8	$186.6
– Foreign	7.8	7.1	6.1
Deferred taxation:
– US	(47.9)	(22.8)	3.1
– Foreign	(0.1)	2.4	1.2
Total income taxes	$159.3	$198.5	$197.0

As the statutory rate of corporation tax in Bermuda is 0%, the differences between the US federal income tax rate and the effective tax rates for Signet have been presented below:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
US federal income tax rates	35.0%	35.0%	35.0%
US state income taxes	2.1%	2.5%	2.7%
Differences between US federal and foreign statutory income tax rates	(0.8)%	(0.9)%	(0.6)%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	0.8%	0.6%	0.8%
Disallowable transaction costs	0.7%	—%	—%
Impact of global reinsurance arrangements	(1.5)%	(0.2)%	—%
Impact of global financing arrangements	(7.2)%	(1.9)%	(2.1)%
Other items	0.4%	(0.1)%	(0.4)%
Effective tax rate	29.5%	35.0%	35.4%
In Fiscal 2015, Signet's effective tax rate was lower than the US federal income tax rate primarily due to the impact of Signet's global reinsurance and financing arrangements utilized to fund the acquisition of Zale. Signet’s future effective tax rate is dependent on changes in the geographic mix of income and the movement in foreign exchange translation rates.
Deferred tax assets (liabilities) consisted of the following:

	January 31, 2015			February 1, 2014
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(133.0)	$(133.0)	$—	$—	$—
US property, plant and equipment	—	(50.7)	(50.7)	—	(70.1)	(70.1)
Foreign property, plant and equipment	7.0	—	7.0	7.0	—	7.0
Inventory valuation	—	(256.4)	(256.4)	—	(169.2)	(169.2)
Allowances for doubtful accounts	46.0	—	46.0	39.7	—	39.7
Revenue deferral	172.7	—	172.7	134.3	—	134.3
Derivative instruments	—	(2.2)	(2.2)	6.9	—	6.9
Straight-line lease payments	31.8	—	31.8	27.5	—	27.5
Deferred compensation	11.1	—	11.1	9.9	—	9.9
Retirement benefit obligations	—	(7.5)	(7.5)	—	(12.0)	(12.0)
Share-based compensation	5.8	—	5.8	10.3	—	10.3
Other temporary differences	49.8	—	49.8	20.3	—	20.3
Net operating losses and foreign tax credits	83.7	—	83.7	—	—	—
Value of foreign capital and trading losses	15.0	—	15.0	15.8	—	15.8
Total gross deferred tax assets (liabilities)	$422.9	$(449.8)	$(26.9)	$271.7	$(251.3)	$20.4
Valuation allowance	(24.3)	—	(24.3)	(16.8)	—	(16.8)
Deferred tax assets (liabilities)	$398.6	$(449.8)	$(51.2)	$254.9	$(251.3)	$3.6

Disclosed as:
Current assets			$4.5			$3.0
Current liabilities			(145.8)			(113.1)
Non-current assets			111.1			113.7
Non-current liabilities			(21.0)			—
Deferred tax assets (liabilities)			$(51.2)			$3.6
As of January 31, 2015, Signet had deferred tax assets associated with net operating loss carry forwards of $69.4 million, which are subject to ownership change limitations rules under Section 382 of the Internal Revenue Code and various US state regulations, and expire between 2015 and 2033. Deferred tax assets associated with foreign tax credits total $14.3 million as of January 31, 2015 and expire between 2015 and 2024.

Additionally, Signet had foreign gross capital loss carry forwards of $68.0 million (Fiscal 2014: $74.2 million), which are only available to offset future capital gains, if any, over an indefinite period.
The increase in the total valuation allowance in Fiscal 2015 was $7.5 million (Fiscal 2014: $0.7 million net decrease; Fiscal 2013: $3.6 million net decrease). The valuation allowance primarily relates to foreign capital loss carry forwards, foreign tax credits and net operating losses that, in the judgment of management, are not more likely than not to be realized.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of January 31, 2015 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.
Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. Signet is subject to examinations by the US federal and state and Canadian tax authorities for tax years ending after November 1, 2008 and is subject to examination by the UK tax authority for tax years ending after January 31, 2012.
As of January 31, 2015, Signet had approximately $11.4 million of unrecognized tax benefits in respect to uncertain tax positions. The unrecognized tax benefits increased by $4.3 million in Fiscal 2015 related to positions taken by Zale Corporation prior to the Acquisition. The unrecognized tax benefits relate primarily to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. If all of these unrecognized tax benefits were settled in Signet's favor, the effective income tax rate would be favorably impacted by $10.5 million.
Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 31, 2015, Signet had accrued interest of $2.1 million. The accrued interest increased by $1.4 million during Fiscal 2015 related to tax positions taken by Zale Corporation prior to the Acquisition. Signet had $0.8 million of accrued penalties as of January 31, 2015, all of which related to tax positions taken by Zale Corporation prior to the Acquisition.
Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of January 31, 2015 due to settlement of the uncertain tax positions with the tax authorities.
The following table summarizes the activity related to unrecognized tax benefits:

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Balance at beginning of period	$4.6	$4.5	$4.8
Acquired existing unrecognized tax benefits	4.3	—	—
Increases related to current year tax positions	3.5	0.4	0.2
Prior year tax positions:
Increases	—	0.2	—
Decreases	(0.1)	—	—
Cash settlements	—	(0.5)	—
Lapse of statute of limitations	(0.4)	—	(0.5)
Difference on foreign currency translation	(0.5)	—	—
Balance at end of period	$11.4	$4.6	$4.5
9. Other operating income, net

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Interest income from in-house customer finance programs	$217.9	$186.4	$159.7
Other	(2.6)	0.3	1.7
Other operating income, net	$215.3	$186.7	$161.4
10. Accounts receivable, net
Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment.

(in millions)	January 31, 2015	February 1, 2014
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,552.9	$1,356.0
Other accounts receivable	14.7	18.0
Total accounts receivable, net	$1,567.6	$1,374.0

Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.
Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $13.7 million (Fiscal 2014: $12.8 million), with a corresponding valuation allowance of $0.5 million (Fiscal 2014: $0.3 million).
The allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below:

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Beginning balance:	$(97.8)	$(87.7)	$(78.1)
Charge-offs	144.7	128.2	112.8
Recoveries	27.5	26.0	21.8
Provision	(187.5)	(164.3)	(144.2)
Ending balance	$(113.1)	$(97.8)	$(87.7)
Ending receivable balance evaluated for impairment	1,666.0	1,453.8	1,280.6
Sterling Jewelers customer in-house finance receivables, net	$1,552.9	$1,356.0	$1,192.9
Net bad debt expense is defined as the provision expense less recoveries.
Credit quality indicator and age analysis of past due Sterling Jewelers customer in-house finance receivables are shown below:

	January 31, 2015		February 1, 2014		February 2, 2013
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$1,332.2	$(41.1)	$1,170.4	$(36.3)	$1,030.3	$(33.8)
Past due, aged 31 – 90 days	271.1	(9.3)	229.9	(8.0)	203.9	(7.5)
Non Performing:
Past due, aged more than 90 days	62.7	(62.7)	53.5	(53.5)	46.4	(46.4)
	$1,666.0	$(113.1)	$1,453.8	$(97.8)	$1,280.6	$(87.7)

	January 31, 2015		February 1, 2014		February 2, 2013
(as a percentage of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing	96.2%	3.1%	96.3%	3.2%	96.4%	3.3%
Non Performing	3.8%	100.0%	3.7%	100.0%	3.6%	100.0%
	100.0%	6.8%	100.0%	6.7%	100.0%	6.8%
Securitized credit card receivables
The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust established on May 15, 2014. See Note 19 for additional information on this asset-backed securitization facility.
11. Inventories
Signet held $434.6 million of consignment inventory at January 31, 2015 (February 1, 2014: $312.6 million), which is not recorded on the balance sheet. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory prices prior to sale.

(in millions)	January 31, 2015	February 1, 2014
Raw materials	$75.2	$41.8
Finished goods	2,363.8	1,446.2
Total inventories	$2,439.0	$1,488.0

Inventory reserves

(in millions)	Balance at beginning of period	Charged to profit	Utilized(1)	Balance at end of period
Fiscal 2013	$29.3	$23.6	$(29.5)	$23.4
Fiscal 2014	23.4	33.3	(40.4)	16.3
Fiscal 2015	$16.3	$44.6	$(32.5)	$28.4
(1) Includes the impact of foreign exchange translation between opening and closing balance sheet dates.
12. Property, plant and equipment, net

(in millions)	January 31, 2015	February 1, 2014
Land and buildings	$36.0	$37.2
Leasehold improvements	556.4	461.4
Furniture and fixtures	596.6	537.3
Equipment, including software	278.6	221.1
Construction in progress	50.4	18.7
Total	$1,518.0	$1,275.7
Accumulated depreciation and amortization	(852.1)	(788.1)
Property, plant and equipment, net	$665.9	$487.6
Depreciation and amortization expense for Fiscal 2015 was $140.1 million (Fiscal 2014: $110.2 million; Fiscal 2013: $99.4 million). The expense for Fiscal 2015 includes $0.8 million (Fiscal 2014: $0.7 million; Fiscal 2013: $2.6 million) for the impairment of assets.
13. Goodwill and intangibles
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at February 2, 2013	$24.6	$—	$—	$—	$—	$24.6
Acquisitions	(1.4)	—	—	—	3.6	2.2
Balance at February 1, 2014	23.2	—	—	—	3.6	26.8
Acquisitions	—	492.4	—	—	—	492.4
Balance at January 31, 2015	$23.2	$492.4	$—	$—	$3.6	$519.2
The Company's reporting units align with the operating segments disclosed in Note 4. In addition, see Note 3 for additional discussion of the Company’s goodwill recorded during Fiscal 2015 and Fiscal 2014. There have been no goodwill impairment losses recorded during the fiscal periods presented in the consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may be required.
Intangibles
Intangibles acquired as a result of the Acquisition, see Note 3, are indefinite and definite lived representing the Zale trade names, favorable leases, unfavorable leases and contract rights. In Fiscal 2015, the Zale trade names and favorable leases, net of $9.3 million of amortization, are included within the other assets financial statement line item on the consolidated balance sheets. Unfavorable leases, net of $9.7 million of amortization, are included within the other liabilities financial statement line item on the consolidated balance sheets. Amortization expense for intangibles is not applicable in Fiscal 2014 and Fiscal 2013. As of January 31, 2015, the remaining weighted-average amortization period for acquired definite-lived intangible assets and liabilities was 3 years and 4 years, respectively. The following table provides additional detail regarding the composition of intangibles.

		January 31, 2015
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.5	$(0.2)	$1.3
Favorable leases	Intangible assets, net	48.1	(9.1)	39.0
Total definite-lived intangible assets		49.6	(9.3)	40.3
Indefinite-lived trade names	Intangible assets, net	406.8	—	406.8
Total intangible assets, net		$456.4	$(9.3)	$447.1

Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(48.7)	$9.7	$(39.0)
Unfavorable contracts	Other liabilities	$(65.6)	$13.8	$(51.8)
Total intangible liabilities, net		$(114.3)	$23.5	$(90.8)
Amortization expense relating to the intangible assets was $9.6 million in Fiscal 2015. The expected future amortization expense for intangible assets recorded at January 31, 2015 follows:

(in millions)	Trade names	Favorable leases	Total
2016	$0.3	$13.6	$13.9
2017	0.3	13.6	13.9
2018	0.3	9.1	9.4
2019	0.2	2.5	2.7
2020	0.1	0.2	0.3
Thereafter	0.1	—	0.1
Total	$1.3	$39.0	$40.3
The unfavorable leases and unfavorable contracts are classified as a liability and recognized over the term of the underlying terms. Amortization relating to the intangible liabilities was $23.7 million in Fiscal 2015. Expected future amortization for intangible liabilities recorded at January 31, 2015 follows:

(in millions)	Unfavorable leases	Unfavorable contracts	Total
2016	$14.5	$15.6	$30.1
2017	14.4	5.4	19.8
2018	7.7	5.4	13.1
2019	2.2	5.4	7.6
2020	0.2	5.4	5.6
Thereafter	—	14.6	14.6
Total	$39.0	$51.8	$90.8
14. Other assets

(in millions)	January 31, 2015	February 1, 2014
Deferred extended service plan costs	$69.7	$61.9
Investments	25.2	—
Other assets	45.1	25.3
Total other assets	$140.0	$87.2
In addition, other current assets include deferred direct costs in relation to the sale of extended service plans (“ESP”) of $24.9 million as of January 31, 2015 (February 1, 2014: $21.9 million).

15. Investments
Investments in debt and equity securities acquired as a result of the Acquisition, see Note 3, are held by certain insurance subsidiaries and are reported as other assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices for identical or similar securities in active markets. All investments are classified as available-for-sale and include the following:

	January 31, 2015
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$9.7	$(0.1)	$9.6
US government agency securities	1.4	—	1.4
Corporate bonds and notes	10.6	0.2	10.8
Corporate equity securities	3.5	(0.1)	3.4
Total investments	$25.2	$—	$25.2
There were no material net realized gains or losses for the year ended January 31, 2015. Investments with a carrying value of $7.2 million were on deposit with various state insurance departments at January 31, 2015, as required by law.
Investments in debt securities outstanding as of January 31, 2015 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$2.0	$1.9
Year two through year five	11.2	11.1
Year six through year ten	8.4	8.7
After ten years	0.1	0.1
Total investment in debt securities	$21.7	$21.8
16. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of financing. The main risks arising from Signet’s operations are market risk including foreign currency risk, commodity risk, liquidity risk, and interest rate risk. Signet uses these financial instruments to manage and mitigate these risks under policies reviewed and approved by the Board. Signet does not enter into derivative transactions for trading purposes.
Market risk
Signet generates revenues and incurs expenses in US dollars, Canadian dollars and British pounds. As a portion of the UK Jewelry purchases and the purchases made by the Canadian operations of the Zale division are denominated in US dollars, Signet enters into forward foreign currency exchange contracts, foreign currency option contracts, and foreign currency swaps to manage this exposure to the US dollar.
Signet holds a fluctuating amount of British pounds reflecting the cash generative characteristics of the UK Jewelry division. Signet’s objective is to minimize net foreign exchange exposure to the income statement on British pound denominated items through managing this level of cash, British pound denominated intra-entity balances and US dollar to British pound swaps. In order to manage the foreign exchange exposure and minimize the level of funds denominated in the British pound, dividends are paid regularly by British pound denominated subsidiaries to their immediate holding companies and excess British pounds are sold in exchange for US dollars.
Signet’s policy is to minimize the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Board. In particular, Signet undertakes some hedging of its requirements for gold through the use of net zero-cost collar arrangements (a combination of call and put option contracts), forward contracts, and commodity purchasing, while fluctuations in the cost of diamonds are not hedged.
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
The main external sources of funding are an amended credit facility, senior unsecured notes, and securitized credit card receivables, as described in Note 19.
Interest rate risk

Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates on its cash or borrowings. There were no interest rate protection agreements outstanding at January 31, 2015 or February 1, 2014. See Note 19 for additional information regarding loans and long-term debt.
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments, except for customer in-house financing receivables as disclosed in Note 10 of which no single customer represents a significant portion of the Company’s receivable balance. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives, or accounts receivable.
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of January 31, 2015 was $23.5 million (February 1, 2014: $42.3 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 1, 2014: 12 months).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of January 31, 2015 was $40.3 million (February 1, 2014: $22.1 million).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of January 31, 2015 was for approximately 81,000 ounces of gold (February 1, 2014: 50,000 ounces). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (February 1, 2014: 12 months).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of January 31, 2015, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	January 31, 2015	February 1, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.0	$—
Foreign currency contracts	Other assets	—	—
Commodity contracts	Other current assets	6.3	0.8
Commodity contracts	Other assets	—	—
		7.3	0.8
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.1	0.2
Total derivative assets		$7.4	$1.0

	Fair value of derivative liabilities
(in millions)	Balance sheet location	January 31, 2015	February 1, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$(2.1)
Foreign currency contracts	Other liabilities	—	—
Commodity contracts	Other current liabilities	—	(0.8)
Commodity contracts	Other liabilities	—	—
		—	(2.9)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—
Total derivative liabilities		$—	$(2.9)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	January 31, 2015	February 1, 2014
Foreign currency contracts	$0.9	$(2.3)
Commodity contracts	5.7	(18.8)	(1)
Total	$6.6	$(21.1)

(1) As of January 31, 2015 and February 1, 2014, losses recorded in AOCI include $(0.5) million and $18.2 million, respectively, related to commodity contracts terminated prior to contract maturity in Fiscal 2014.
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the consolidated income statements:
Foreign currency contracts

(in millions)	Income statement caption	Fiscal 2015	Fiscal 2014
(Losses) gains recorded in AOCI, beginning of period		$(2.3)	$1.3
Current period gains (losses) recognized in OCI		1.9	(2.7)
Losses (gains) reclassified from AOCI to net (loss) income	Cost of sales	1.3	(0.9)
Gains (losses) recorded in AOCI, end of period		$0.9	$(2.3)
Commodity contracts

(in millions)	Income statement caption	Fiscal 2015	Fiscal 2014
(Losses) gains recorded in AOCI, beginning of period		$(18.8)	$(0.5)
Current period gains (losses) recognized in OCI		7.2	(30.3)
Losses (gains) reclassified from AOCI to net (loss) income	Cost of sales	17.3	12.0
Gains (losses) recorded in AOCI, end of period		$5.7	$(18.8)
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the years ended January 31, 2015 and February 1, 2014. Based on current valuations, the Company expects approximately $3.4 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the consolidated income statements:

	Income statement caption	Amount of gain (loss) recognized in income
(in millions)		Fiscal 2015	Fiscal 2014
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$0.6	$(5.5)
Total		$0.6	$(5.5)
17. Fair value measurement
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

	January 31, 2015			February 1, 2014
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$9.6	$9.6	$—	$—	$—	$—
Corporate equity securities	3.4	3.4	—	—	—	—
Foreign currency contracts	1.1	—	1.1	0.2	—	0.2
Commodity contracts	6.3	—	6.3	0.8	—	0.8
US government agency securities	1.4	—	1.4	—	—	—
Corporate bonds and notes	10.8	—	10.8	—	—	—
Total Assets	$32.6	$13.0	$19.6	$1.0	$—	$1.0

Liabilities:
Foreign currency contracts	$—	$—	$—	$(2.1)	$—	$(2.1)
Commodity contracts	—	—	—	(0.8)	—	(0.8)
Total Liabilities	$—	$—	$—	$(2.9)	$—	$(2.9)
Investments in US Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as a Level 1 measurement in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as a Level 2 measurement in the fair value hierarchy. See Note 15 for additional information related to the Company’s available-for-sale investments. The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, foreign currency forward rates or commodity forward rates, and therefore were classified as a Level 2 measurement in the fair value hierarchy. See Note 16 for additional information related to the Company’s derivatives.
The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of these amounts.
The fair value of long-term debt was determined using quoted market prices in inactive markets or discounted cash flows based upon current borrowing rates and therefore were classified as a Level 2 measurement in the fair value hierarchy. See Note 19 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at January 31, 2015 and February 1, 2014 were as follows:

	Fiscal 2015		Fiscal 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Outstanding debt:
Senior notes (Level 2)	$398.5	$415.3	$—	$—
Securitization facility (Level 2)	600.0	600.0	—	—
Term loan (Level 2)	390.0	390.0
Capital lease obligations (Level 2)	1.2	1.2	—	—
Total outstanding debt	$1,389.7	$1,406.5	$—	$—
18. Pension plans
The UK Plan, which ceased to admit new employees from April 2004, is a funded plan with assets held in a separate trustee administered fund, which is independently managed. Signet uses January 31, 2015 and February 1, 2014 measurement dates in determining the UK Plan’s benefit obligation and fair value of plan assets.
The following tables provide information concerning the UK Plan as of and for the fiscal years ended January 31, 2015 and February 1, 2014:

(in millions)	Fiscal 2015	Fiscal 2014
Change in UK Plan assets:
Fair value at beginning of year	$282.6	$261.1
Actual return on UK Plan assets	43.9	13.1
Employer contributions	4.2	4.9
Members’ contributions	0.7	0.7
Benefits paid	(10.2)	(9.3)
Foreign currency changes	(25.4)	12.1
Fair value at end of year	$295.8	$282.6

(in millions)	Fiscal 2015	Fiscal 2014
Change in benefit obligation:
Benefit obligation at beginning of year	$226.3	$212.6
Service cost	2.3	2.4
Past service cost	0.9	0.9
Interest cost	9.7	9.3
Members’ contributions	0.7	0.7
Actuarial loss (gain)	47.5	(0.1)
Benefits paid	(10.2)	(9.3)
Foreign currency changes	(18.4)	9.8
Benefit obligation at end of year	$258.8	$226.3
Funded status at end of year: UK Plan assets less benefit obligation	$37.0	$56.3

(in millions)	January 31, 2015	February 1, 2014
Amounts recognized in the balance sheet consist of:
Non-current assets	$37.0	$56.3
Non-current liabilities	—	—
Net asset recognized	$37.0	$56.3

Items in AOCI not yet recognized as income (expense) in the income statement:

(in millions)	January 31, 2015	February 1, 2014	February 2, 2013
Net actuarial loss	$(56.7)	$(42.5)	$(44.4)
Net prior service credit	13.3	15.3	17.1
The estimated actuarial loss and prior service credit for the UK Plan that will be amortized from AOCI into net periodic pension cost over the next fiscal year are $3.3 million and $(2.2) million, respectively.
The accumulated benefit obligation for the UK Plan was $245.2 million and $210.3 million at January 31, 2015 and February 1, 2014, respectively.
The components of net periodic pension cost and other amounts recognized in OCI for the UK Plan are as follows:

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Components of net periodic pension cost:
Service cost	$(2.3)	$(2.4)	$(3.6)
Interest cost	(9.7)	(9.3)	(9.5)
Expected return on UK Plan assets	14.7	13.0	11.5
Amortization of unrecognized net prior service credit	1.7	1.5	1.6
Amortization of unrecognized actuarial loss	(2.0)	(2.3)	(3.2)
Net periodic pension benefit (cost)	$2.4	$0.5	$(3.2)
Other changes in assets and benefit obligations recognized in OCI	(21.0)	0.1	6.7
Total recognized in net periodic pension benefit (cost) and OCI	$(18.6)	$0.6	$3.5

	January 31, 2015	February 1, 2014
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	3.00%	4.40%
Salary increases	2.50%	3.00%
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	4.40%	4.50%
Expected return on UK Plan assets	5.25%	5.00%
Salary increases	3.00%	3.20%
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
The UK Plan’s investment strategy is guided by an objective of achieving a return on the investments, which is consistent with the long-term return assumptions and funding policy, to ensure the UK Plan obligations are met. The investment policy is to carry a balance of funds to achieve these aims. These funds carry investments in UK and overseas equities, diversified growth funds, UK corporate bonds, UK Gilts, and commercial property. The property investment is through a Pooled Pensions Property Fund that provides a diversified portfolio of property assets.
The target allocation for the UK Plan’s assets at January 31, 2015 was bonds 52%, diversified growth funds 35%, equities 8%, and property 5%. This allocation is consistent with the long-term target allocation of investments underlying the UK Plan’s funding strategy.
The fair value of the assets in the UK Plan at January 31, 2015 and February 1, 2014 are required to be classified and disclosed in one of the following three categories:
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data

The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	Fair value measurements as of January 31, 2015				Fair value measurements as of February 1, 2014
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset category:
Diversified equity securities	$23.6	$12.2	$11.4	$—	$41.0	$19.1	$21.9	$—
Diversified growth funds	99.0	49.8	49.2	—	100.5	50.8	49.7	—
Fixed income – government bonds	95.8	—	95.8	—	64.2	—	64.2	—
Fixed income – corporate bonds	64.6	—	64.6	—	64.6	—	64.6	—
Property	12.3	—	—	12.3	11.6	—	—	11.6
Cash	0.5	0.5	—	—	0.7	0.7	—	—
Total	$295.8	$62.5	$221.0	$12.3	$282.6	$70.6	$200.4	$11.6
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
The table below sets forth changes in the fair value of the Level 3 investment assets in Fiscal 2015 and Fiscal 2014:

(in millions)
Balance as of February 2, 2013	$10.4
Actual return on assets	1.2
Balance as of February 1, 2014	$11.6
Actual return on assets	0.7
Balance as of January 31, 2015	$12.3
The UK Plan does not hold any investment in Signet shares or in property occupied by or other assets used by Signet.
Signet contributed $4.2 million to the UK Plan in Fiscal 2015 and expects to contribute a minimum of $2.4 million to the UK Plan in Fiscal 2016. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK Plan:

(in millions)
Fiscal 2016	$9.0
Fiscal 2017	9.4
Fiscal 2018	9.0
Fiscal 2019	10.4
Fiscal 2020	10.3
Thereafter	$56.4
In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2015 were $1.8 million (Fiscal 2014: $1.0 million; Fiscal 2013: $0.7 million).

In the US, Signet sponsors a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Signet’s contributions to this plan in Fiscal 2015 were $7.6 million (Fiscal 2014: $7.1 million; Fiscal 2013: $6.5 million). The Sterling Jewelers division has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The plan also permits employer contributions on a discretionary basis. In connection with these plans, Signet has invested in trust-owned life insurance policies and money market funds. The cost recognized in connection with the DCP in Fiscal 2015 was $2.6 million (Fiscal 2014: $2.4 million; Fiscal 2013: $2.1 million).
The fair value of the assets in the two unfunded, non-qualified deferred compensation plans at January 31, 2015 and February 1, 2014 are required to be classified and disclosed. Although these plans are not required to be funded by the Company, the Company may elect to fund the plans. The value and classification of these assets are as follows:

	Fair value measurements as of January 31, 2015			Fair value measurements as of February 1, 2014
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Corporate-owned life insurance plans	$9.0	$—	$9.0	$8.2	$—	$8.2
Money market funds	20.8	20.8	—	16.3	16.3	—
Total assets	$29.8	$20.8	$9.0	$24.5	$16.3	$8.2
19. Loans, overdrafts and long-term debt

(in millions)	January 31, 2015	February 1, 2014
Current liabilities – loans and overdrafts:
Revolving credit facility	$—	$—
Current portion of senior unsecured term loan	25.0	—
Current portion of capital lease obligations	0.9	—
Bank overdrafts	71.6	19.3
Total loans and overdrafts	97.5	19.3

Long-term debt:
Senior unsecured notes due 2024, net of unamortized discount	398.5	—
Securitization facility	600.0	—
Senior unsecured term loan	365.0	—
Capital lease obligations	0.3	—
Total long-term debt	$1,363.8	$—

Total loans, overdrafts and long-term debt	$1,461.3	$19.3
Revolving credit facility and term loan (the "Credit Facility")
The Company has a $400 million senior unsecured multi-currency multi-year revolving credit facility agreement that was entered into in May 2011. The agreement was subsequently amended in May 2014 to extend the maturity date to 2019 and expand the agreement to include a new $400 million term loan. The $400 million five-year senior unsecured term loan requires the Company to make scheduled quarterly principal payments commencing on November 1, 2014 equal to the amounts per annum of the original principal amount of the term loan as follows: 5% in the first year, 7.5% in the second year, 10% in the third year, 12.5% in the fourth year and 15% in the fifth year after the initial payment date, with the balance due on May 27, 2019. As of January 31, 2015, $390.0 million remained outstanding on the term loan with a weighted average interest rate of 1.52% during Fiscal 2015.
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
Capitalized amendment fees of $0.9 million relating to the Credit Facility agreement signed in May 2011 were written-off in the year ended January 31, 2015 upon executing the amended credit agreement in May 2014. Capitalized fees relating to the amended Credit Facility of $6.7 million were incurred and paid during the year ended January 31, 2015. Amortization expense relating to these fees of $0.9 million were recorded as interest expense in the consolidated statements of operations for the year ended January 31, 2015.
At January 31, 2015 and February 1, 2014 there were no outstanding borrowings under the revolving credit facility. The weighted average interest rate was 1.14% during Fiscal 2015. The Company had stand-by letters of credit on the revolving credit facility of $25.4 million and $10.1 million as of January 31, 2015 and February 1, 2014, respectively, that reduce remaining availability under the revolving credit facility.
On February 19, 2014, Signet entered into a definitive agreement to acquire Zale Corporation and concurrently received commitments for an $800 million 364-day unsecured bridge facility to finance the transaction. The bridge facility contained customary fees and incurred interest on any borrowings drawn on the facility. In May 2014, Signet executed its Zale acquisition financing as described in Note 3, replacing the bridge facility commitments in addition to amending its Credit Facility as outlined above, issuing senior unsecured notes and securitizing credit card receivables. No amounts were drawn on the bridge facility commitments prior to replacement and fees of $4.0 million were incurred and capitalized. This agreement was subsequently replaced by the issuances of the long-term debt listed below, and therefore during Fiscal 2015, $4.0 million was recorded as interest expense in the consolidated statement of operations.
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
Capitalized fees relating to the senior unsecured notes of $7.0 million were incurred and paid during the year ended January 31, 2015. Amortization expense relating to these fees of $0.5 million was recorded as interest expense in the consolidated statements of operations for the year ended January 31, 2015.
Asset-backed securitization facility
On May 15, 2014, the Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”), a wholly-owned Delaware statutory trust and a wholly-owned indirect subsidiary of the Company and issued two-year revolving asset-backed variable funding notes to unrelated third party conduits pursuant to a master indenture dated as of November 2, 2001, as supplemented by the Series 2014-A indenture supplement dated as of May 15, 2014 among the Issuer, Sterling Jewelers Inc. ("SJI") and Deutsche Bank Trust Company Americas, the indenture trustee. Under terms of the notes, the Issuer has obtained $600 million of financing from the unrelated third party commercial paper conduits sponsored by JPMorgan Chase Bank, N.A., which indebtedness is secured by credit card receivables originated from time to time by SJI. The credit card receivables will ultimately be transferred to the Issuer and are serviced by SJI. Signet guarantees the performance by SJI of its obligations under the agreements associated with this financing arrangement. Borrowings under the asset-backed variable funding notes bear interest at a rate per annum equal to LIBOR plus an applicable margin. Payments received from customers for balances outstanding on securitized credit card receivables are utilized to repay amounts outstanding under the facility each period, while proceeds from the facility are received for incremental credit card receivables originated when the receivables are pledged to the Issuer. Such payments received from customers and proceeds from the facility are reflected on a gross basis in the condensed consolidated statements of cash flows. As of January 31, 2015, $600.0 million remained outstanding under the securitization facility with a weighted average interest rate of 1.50% during Fiscal 2015.
Capitalized fees relating to the asset-backed securitization facility of $2.8 million were incurred and paid as of January 31, 2015. Amortization expense relating to these fees of $0.9 million was recorded as interest expense in the consolidated statements of operations for the year ended January 31, 2015.
Other
As of January 31, 2015 and February 1, 2014, the Company was in compliance with all debt covenants.
As of January 31, 2015 and February 1, 2014, there were $71.6 million and $19.3 million in overdrafts, which represent issued and outstanding checks where no bank balances exist with the right of offset.

20. Accrued expenses and other current liabilities

(in millions)	January 31, 2015	February 1, 2014
Accrued compensation	$156.2	$81.3
Other liabilities	37.9	50.1
Other taxes	43.0	31.7
Payroll taxes	11.6	8.0
Accrued expenses	233.7	157.4
Total accrued expenses and other current liabilities	$482.4	$328.5
Sales returns reserve included in accrued expenses above:

(in millions)	Balance at beginning of period	Net adjustment (1)	Balance at end of period
Fiscal 2013	$7.3	$0.3	$7.6
Fiscal 2014	$7.6	$0.8	$8.4
Fiscal 2015	$8.4	$6.9	$15.3
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

(in millions)	Balance at beginning of period	Warranty obligations acquired	Warranty expense	Utilized	Balance at end of period
Fiscal 2013	$15.1	$—	$8.6	$(5.2)	$18.5
Fiscal 2014	$18.5	$—	$7.4	$(6.8)	$19.1
Fiscal 2015	$19.1	$28.4	$7.4	$(10.0)	$44.9

Disclosed as: (in millions)	January 31, 2015	February 1, 2014
Current liabilities(1)	$17.2	$6.7
Non-current liabilities (see Note 22)	27.7	12.4
Total warranty reserve	$44.9	$19.1
(1) Included within accrued expenses above.
21. Deferred revenue
Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions and other as follows:

(in millions)	January 31, 2015	February 1, 2014
Sterling Jewelers ESP deferred revenue	$668.9	$601.2
Zale ESP deferred revenue	120.3	—
Voucher promotions and other	22.7	15.5
Total deferred revenue	$811.9	$616.7

Disclosed as:
Current liabilities	$248.0	$173.0
Non-current liabilities	563.9	443.7
Total deferred revenue	$811.9	$616.7
ESP deferred revenue

(in millions)	Fiscal 2015	Fiscal 2014
Sterling Jewelers ESP deferred revenue, beginning of period	$601.2	$549.7
Plans sold	257.5	223.3
Revenue recognized	(189.8)	(171.8)
Sterling Jewelers ESP deferred revenue, end of period	$668.9	$601.2

(in millions)	Fiscal 2015
Zale ESP deferred revenue, beginning of period	$—
Plans acquired	93.3
Plans sold	88.4
Revenue recognized	(61.4)
Zale ESP deferred revenue, end of period	$120.3
22. Other liabilities—non-current

(in millions)	January 31, 2015	February 1, 2014
Straight-line rent	$73.8	$67.1
Deferred compensation	28.4	25.0
Warranty reserve	27.7	12.4
Lease loss reserve	4.2	5.8
Other liabilities	96.1	11.4
Total other liabilities	$230.2	$121.7
A lease loss reserve is recorded for the net present value of the difference between the contractual rent obligations and sublease income expected from the properties.

(in millions)	January 31, 2015	February 1, 2014
At beginning of period:	$5.8	$8.1
Adjustments, net	(0.4)	(1.6)
Utilization(1)	(1.2)	(0.7)
At end of period	$4.2	$5.8
(1) Includes the impact of foreign exchange translation between opening and closing balance sheet dates.
The cash expenditures on the remaining lease loss reserve are expected to be paid over the various remaining lease terms through 2023.

23. Share-based compensation
Signet operates several share-based compensation plans which can be categorized as the “Omnibus Plan,” “Share Saving Plans,” and the “Executive Plans.”
Impact on results
Share-based compensation expense and the associated tax benefits are as follows:

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Share-based compensation expense	$12.1	$14.4	$15.7
Income tax benefit	$(4.3)	$(5.2)	$(5.4)
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
Unrecognized compensation cost related to awards granted under share-based compensation plans is as follows:

	Unrecognized Compensation Cost
(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Omnibus Plan	$10.5	$14.4	$15.0
Share Saving Plans	3.3	2.9	2.9
IIP grant	4.0	—	0.0
Total	$17.8	$17.3	$17.9
Weighted average period of amortization	1.7 years	1.8 years	1.7 years
As of April 2012, the Company opted to satisfy share option exercises and the vesting of restricted stock and restricted stock units (“RSUs”) under its plans with the issuance of treasury shares. Prior to April 2012, all share option exercises and award vestings were satisfied through the issuance of new shares.
Omnibus Plan
In Fiscal 2010, Signet adopted the Signet Jewelers Limited Omnibus Incentive Plan (the “Omnibus Plan”). Awards that may be granted under the Omnibus Plan include restricted stock, RSUs, stock options and stock appreciation rights. The Fiscal 2015, Fiscal 2014 and Fiscal 2013 awards granted under the Omnibus Plan have two elements, time-based restricted stock and performance-based restricted stock units. The time-based restricted stock has a three year cliff vesting period, subject to continued employment and has the same voting rights and dividend rights as Common Shares (which are payable once the shares have vested). Performance-based restricted stock units granted in Fiscal 2013 vest based upon actual cumulative operating income achieved for the relevant three year performance period compared to cumulative targeted operating income metrics established in the underlying grant agreement. In Fiscal 2014 and Fiscal 2015, an additional performance measure was included for the performance-based restricted stock units for senior executives, to include a return on capital employed (“ROCE”) metric during the relevant three year performance period compared to target levels established in the underlying grant agreements. The relevant performance is measured over a three year vesting period from the start of the fiscal year in which the award is granted. The Omnibus Plan permits the grant of awards to employees for up to 7,000,000 Common Shares.
The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Omnibus Plan are as follows:

	Omnibus Plan
	Fiscal 2015	Fiscal 2014	Fiscal 2013
Share price(1)	$104.57	$67.39	$47.15
Risk free interest rate(1)	0.8%	0.3%	0.4%
Expected term(1)	2.7 years	2.8 years	2.9 years
Expected volatility(1)	32.1%	41.7%	44.2%
Dividend yield(1)	0.9%	1.1%	1.2%
Fair value(1)	$103.12	$66.10	$46.12
(1) Weighted average

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
The Fiscal 2015 activity for awards granted under the Omnibus Plan is as follows:

	Omnibus Plans
(in millions)	No. of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 1, 2014	1.0	$51.44	1.0 year	$80.1
Fiscal 2015 activity:
Granted	0.3	103.12
Vested	(0.4)	45.64
Lapsed	(0.2)	72.26
Outstanding at January 31, 2015	0.7	$70.69	1.0 year	$78.6
(1) Intrinsic value for outstanding restricted stock and RSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plan:

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Total intrinsic value of awards vested	$43.9	$25.3	$28.5
Share Saving Plans
Signet has three share option savings plans (collectively “the Share Saving Plans”) available to employees as follows:

•	Employee Share Savings Plan, for US employees

•	Sharesave Plan, for UK employees

•	Irish Sharesave Plan for Republic of Ireland employees
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
The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Share Saving Plans are as follows:

	Share Saving Plans
	Fiscal 2015	Fiscal 2014	Fiscal 2013
Share price(1)	$114.93	$72.65	$49.89
Exercise price(1)	96.67	59.75	41.17
Risk free interest rate(1)	0.9%	0.7%	0.4%
Expected term(1)	2.8 years	2.7 years	2.7 years
Expected volatility(1)	27.6%	40.2%	41.0%
Dividend yield(1)	0.8%	1.1%	1.4%
Fair value(1)	$28.76	$22.89	$15.40
(1) Weighted average
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
The Fiscal 2015 activity for awards granted under the Share Saving Plans is as follows:

	Share Saving Plans
(in millions)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 1, 2014	0.3	$44.06	1.7 years	$9.4
Fiscal 2015 activity:
Granted	0.1	96.67
Exercised	(0.1)	34.93
Lapsed	(0.1)	52.64
Outstanding at January 31, 2015	0.2	$69.05	1.9 years	$11.0
Exercisable at February 1, 2014	—	—	—	—
Exercisable at January 31, 2015	—	$—	—	$—
(1) Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Share Saving Plans:

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Weighted average grant date fair value per share of awards granted	$28.76	$22.89	$15.40
Total intrinsic value of options exercised	$11.0	$4.9	$3.3
Cash received from share options exercised	$4.3	$2.9	$2.7
Executive Plans
Signet operates three 2003 executive share plans (the “2003 Plans”), together referred to as the “Executive Plans.” Option awards under the Executive Plans are generally granted with an exercise price equal to the market price of the Company’s shares at the date of grant. Options under the Executive Plans are subject to certain internal performance criteria and cannot be exercised unless Signet achieves an annual rate of compound growth in earnings per share above the retail price index. The performance criteria are measured over a three year period from the start of the fiscal year in which the award is granted. Effective from Fiscal 2008, grants awarded under the 2003 Plans, other than for employee directors, are no longer subject to the performance criteria. Signet’s Executive Plans, which are shareholder approved, permit the grant of share options to employees for up to 10% of the issued Common Shares over any 10 year period, including any other employees share plans adopted by Signet or a maximum of 5% over ten years including discretionary option plans. A maximum of 8,568,841 shares may be issued pursuant to options granted to US and UK participants in the Executive Plans. During Fiscal 2014, the plan periods for the Executive Plans expired. As a result, no additional awards may be granted under the Executive Plans.
The Fiscal 2015 activity for awards granted under the Executive Plans is as follows:

	Executive Plans
(in millions)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 1, 2014	0.1	$39.11	3.5 years	$4.1
Fiscal 2015 activity:
Granted	—	—
Exercised	—	$42.42
Lapsed	—	—
Outstanding at January 31, 2015	0.1	$35.56	2.7 years	$4.7
Exercisable at February 1, 2014	0.1	$39.11		$4.1
Exercisable at January 31, 2015	0.1	$35.56		$4.7
(1) Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Executive Plans:

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Total intrinsic value of options exercised	$2.9	$4.8	$9.0
Cash received from share options exercised	$1.8	$6.3	$18.9
24. Commitments and contingencies
Operating leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Rental expense for operating leases is as follows:

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Minimum rentals	$462.9	$323.7	$316.0
Contingent rent	14.0	11.1	7.8
Sublease income	(0.8)	(0.9)	(2.9)
Total	$476.1	$333.9	$320.9
The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)
Fiscal 2016	$462.3
Fiscal 2017	398.0
Fiscal 2018	334.9
Fiscal 2019	272.2
Fiscal 2020	238.3
Thereafter	1,030.3
Total	$2,736.0
Signet has entered into sale and leaseback transactions of certain properties. Under these transactions it continues to occupy the space in the normal course of business. Gains on the transactions are deferred and recognized as a reduction of rent expense over the life of the operating lease.
Contingent property liabilities
Approximately 44 UK property leases had been assigned by Signet at January 31, 2015 (and remained unexpired and occupied by assignees at that date) and approximately 19 additional properties were sub-leased at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-leased, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.

Capital commitments
At January 31, 2015 Signet has committed to spend $42.9 million (February 1, 2014: $42.3 million) related to capital commitments. These commitments principally relate to the expansion and renovation of stores.
Legal proceedings
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“SJI”), a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants' motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. No hearing has been scheduled. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition is due on May 1, 2015 and Claimants’ reply is due on May 15, 2015. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition is due on March 23, 2015 and SJI’s reply is due April 3, 2015. SJI’s motion is scheduled for hearing on April 20, 2015.
Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014 the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit.  The parties have fully briefed the appeal and oral argument is scheduled for May 5, 2015.
SJI denies the allegations of both parties and has been defending these cases vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
Prior to the Acquisition, Zale Corporation was a defendant in three purported class action lawsuits, Tessa Hodge v. Zale Delaware, Inc., d/b/a Piercing Pagoda which was filed on April 23, 2013 in the Superior Court of the State of California, County of San Bernardino; Naomi Tapia v. Zale Corporation which was filed on July 3, 2013 in the US District Court, Southern District of California; and Melissa Roberts v. Zale Delaware, Inc. which was filed on October 7, 2013 in the Superior Court of the State of California, County of Los Angeles. All three cases include allegations that Zale Corporation violated various wage and hour labor laws. Relief is sought on behalf of current and former Piercing Pagoda and Zale Corporation’s employees. The lawsuits seek to recover damages, penalties and attorneys’ fees as a result of the alleged violations. Without admitting or conceding any liability, the Company has reached a tentative agreement to settle the Hodge and Roberts matters for an immaterial amount. The deadline to opt-out of the proposed settlement was January 26, 2015 and final approval of the settlement was granted on March 9, 2015.
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
On September 30, 2014, the plaintiffs filed an amended complaint asserting substantially similar claims and allegations as the prior complaint. The amended complaint added Zale Corporation’s former financial advisor, Bank of America Merrill Lynch, as a defendant for allegedly aiding and abetting the Zale Corporation directors’ breaches of fiduciary duty. The amended complaint no longer names as defendants Zale Corporation or the Company’s merger-related subsidiary. The amended complaint seeks, among other things, rescission of the merger or damages, as well as attorneys’ and experts’ fees. As of February 18, 2015, the defendants’ motions to dismiss were fully submitted and a hearing is scheduled for May 20, 2015.
At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
Appraisal Litigation
Following the consummation of the Company’s acquisition of Zale Corporation, on June 4, 2014, two former Zale Corporation stockholders, who, combined, allege ownership of approximately 3.904 million shares of Zale Corporation’s common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Court of Chancery of the State of Delaware, captioned Merion Capital L.P. et al. v. Zale Corp., C.A. No. 9731-VCP. On August 26, 2014, another former Zale Corporation stockholder, who alleges ownership of approximately 2.450 million shares of Zale Corporation’s common stock, filed a second petition for appraisal, captioned TIG Arbitrage Opportunity Fund I, L.P. v. Zale Corp., C.A. No. 10070-VCP . On September 24, 2014, several former Zale Corporation stockholders, who allege ownership of approximately 2.427 million shares of Zale Corporation’s common stock, filed a third petition for appraisal, captioned The Gabelli ABC Fund et al. v. Zale Corp., C.A. No. 10162-VCP. On October 8, 2014, the Court of Chancery consolidated the Merion Capital, TIG, and Gabelli actions for all purposes (the “Appraisal Action”). Petitioners in the Appraisal Action seek a judgment awarding them, among other things, the fair value of their Zale Corporation shares plus interest.
On June 30, 2014, Zale Corporation filed its answer to the petition in the Merion action and a verified list pursuant to 8 Del. C. § 262(f) naming, as of that filing, the persons that purported to demand appraisal of shares of Zale Corporation common stock. Zale Corporation filed answers and verified lists in response to the TIG and Gabelli actions on September 18 and October 20, 2014, respectively. Since the closing of the Company’s acquisition of Zale Corporation on May 29, 2014, Zale Corporation has received a number of dissent withdrawals from stockholders who had previously demanded appraisal. At this point, the total number of shares of Zale Corporation’s common stock for which appraisal has been demanded and not requested to be withdrawn is approximately 8.8 million, inclusive of the shares allegedly held by petitioners in the Appraisal Action. The parties in the Appraisal Action are currently engaged in discovery. A trial in this matter has been scheduled for August 17-20, 2015.
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
25. Condensed consolidating financial information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” We and certain of our subsidiaries have guaranteed the obligations under certain debt securities that have been issued by Signet UK Finance plc. The following presents the condensed consolidating financial information for: (i) the indirect Parent Company (Signet Jewelers Limited); (ii) the Issuer of the guaranteed obligations (Signet UK Finance plc); (iii) the Guarantor subsidiaries, on a combined basis; (iv) the non-guarantor subsidiaries, on a combined basis; (v) consolidating eliminations; and (vi) Signet Jewelers Limited and Subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The Guarantor subsidiaries, along with Signet Jewelers Limited, will fully and unconditionally guarantee the obligations of Signet UK Finance plc under any such debt securities. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.
The accompanying condensed consolidating financial information has been presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other changes in equity. Elimination entries include consolidating and eliminating entries for investments in subsidiaries, and intra-entity activity and balances.

Condensed Consolidated Income Statement
For the 52 week period ended January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$5,671.4	$64.9	$—	$5,736.3
Cost of sales	—	—	(3,647.0)	(15.1)	—	(3,662.1)
Gross margin	—	—	2,024.4	49.8	—	2,074.2
Selling, general and administrative expenses	(2.5)	—	(1,683.6)	(26.8)	—	(1,712.9)
Other operating income, net	—	—	220.8	(5.5)	—	215.3
Operating (loss) income	(2.5)	—	561.6	17.5	—	576.6
Intra-entity interest income (expense)	—	13.2	(129.6)	116.4	—	—
Interest expense, net	—	(13.9)	(14.8)	(7.3)	—	(36.0)
(Loss) income before income taxes	(2.5)	(0.7)	417.2	126.6	—	540.6
Income taxes	—	0.1	(159.5)	0.1	—	(159.3)
Equity in income of subsidiaries	383.8	—	579.8	565.4	(1,529.0)	—
Net income (loss)	$381.3	$(0.6)	$837.5	$692.1	$(1,529.0)	$381.3

Condensed Consolidated Income Statement
For the 52 week period ended February 1, 2014

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$4,162.9	$46.3	$—	$4,209.2
Cost of sales	—	—	(2,621.2)	(7.5)	—	(2,628.7)
Gross margin	—	—	1,541.7	38.8	—	1,580.5
Selling, general and administrative expenses	(2.9)	—	(1,193.1)	(0.7)	—	(1,196.7)
Other operating income, net	—	—	183.8	2.9	—	186.7
Operating (loss) income	(2.9)	—	532.4	41.0	—	570.5
Intra-entity interest (expense) income	—	—	(34.5)	34.5	—	—
Interest expense, net	—	—	(3.9)	(0.1)	—	(4.0)
(Loss) income before income taxes	(2.9)	—	494.0	75.4	—	566.5
Income taxes	—	—	(196.8)	(1.7)	—	(198.5)
Equity in income of subsidiaries	370.9	—	344.2	301.3	(1,016.4)	—
Net income	$368.0	$—	$641.4	$375.0	$(1,016.4)	$368.0
Condensed Consolidated Income Statement
For the 53 week period ended February 2, 2013

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$3,948.5	$34.9	$—	$3,983.4
Cost of sales	—	—	(2,443.4)	(2.6)	—	(2,446.0)
Gross margin	—	—	1,505.1	32.3	—	1,537.4
Selling, general and administrative expenses	(3.5)	—	(1,135.6)	0.8	—	(1,138.3)
Other operating income, net	—	—	161.7	(0.3)	—	161.4
Operating (loss) income	(3.5)	—	531.2	32.8	—	560.5
Intra-entity interest (expense) income	—	—	(41.1)	41.1	—	—
Interest expense, net	—	—	(3.7)	0.1	—	(3.6)
(Loss) income before income taxes	(3.5)	—	486.4	74.0	—	556.9
Income taxes	—	—	(195.8)	(1.2)	—	(197.0)
Equity in income of subsidiaries	363.4	—	333.9	295.1	(992.4)	—
Net income	$359.9	$—	$624.5	$367.9	$(992.4)	$359.9

Condensed Consolidated Statement of Comprehensive Income
For the 52 week period ended January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$381.3	$(0.6)	$837.5	$692.1	$(1,529.0)	$381.3
Other comprehensive income (loss):						—
Foreign currency translation adjustments	(60.6)	—	(61.1)	4.6	56.5	(60.6)
Available-for-sale securities:						—
Unrealized loss	—	—	—	—	—	—
Cash flow hedges:						—
Unrealized gain	6.2	—	6.2	—	(6.2)	6.2
Reclassification adjustment for losses to net income	12.5	—	12.5	—	(12.5)	12.5
Pension plan:						—
Actuarial loss	(15.8)	—	(15.8)	—	15.8	(15.8)
Reclassification adjustment to net income for amortization of actuarial loss	1.6	—	1.6	—	(1.6)	1.6
Prior service costs	(0.7)	—	(0.7)	—	0.7	(0.7)
Reclassification adjustment to net income for amortization of prior service credits	(1.3)	—	(1.3)	—	1.3	(1.3)
Total other comprehensive income	(58.1)	—	(58.6)	4.6	54.0	(58.1)
Total comprehensive income (loss)	$323.2	$(0.6)	$778.9	$696.7	$(1,475.0)	$323.2
Condensed Consolidated Statement of Comprehensive Income
For the 52 week period ended February 1, 2014

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$368.0	$—	$641.4	$375.0	$(1,016.4)	$368.0
Other comprehensive income (loss):
Foreign currency translation adjustments	12.4	—	13.9	(2.7)	(11.2)	12.4
Cash flow hedges:
Unrealized loss	(22.0)	—	(22.0)	—	22.0	(22.0)
Reclassification adjustment for losses to net income	6.7	—	6.7	—	(6.7)	6.7
Pension plan:
Actuarial gain	0.2	—	0.2	—	(0.2)	0.2
Reclassification adjustment to net income for amortization of actuarial loss	1.7	—	1.7	—	(1.7)	1.7
Prior service benefit	(0.7)	—	(0.7)	—	0.7	(0.7)
Reclassification adjustment to net income for amortization of prior service credits	(1.1)	—	(1.1)	—	1.1	(1.1)
Total other comprehensive (loss) income	(2.8)	—	(1.3)	(2.7)	4.0	(2.8)
Total comprehensive income	$365.2	$—	$640.1	$372.3	$(1,012.4)	$365.2

Condensed Consolidated Statement of Comprehensive Income
For the 53 week period ended February 2, 2013

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$359.9	$—	$624.5	$367.9	$(992.4)	$359.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.5)	—	(0.6)	0.1	0.5	(0.5)
Cash flow hedges:
Unrealized loss	(6.7)	—	(6.7)	—	6.7	(6.7)
Reclassification adjustment for gains to net income	(14.4)	—	(14.4)	—	14.4	(14.4)
Pension plan:
Actuarial gain	4.7	—	4.7	—	(4.7)	4.7
Reclassification adjustment to net income for amortization of actuarial loss	2.4	—	2.4	—	(2.4)	2.4
Prior service benefit	(0.8)	—	(0.8)	—	0.8	(0.8)
Reclassification adjustment to net income for amortization of prior service credits	(1.2)	—	(1.2)	—	1.2	(1.2)
Total other comprehensive (loss) income	(16.5)	—	(16.6)	0.1	16.5	(16.5)
Total comprehensive income	$343.4	$—	$607.9	$368.0	$(975.9)	$343.4

Condensed Consolidated Balance Sheet
January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.1	$0.1	$166.5	$24.9	$—	$193.6
Accounts receivable, net	—	—	1,566.2	1.4	—	1,567.6
Intra-entity receivables, net	121.6	—	—	61.8	(183.4)	—
Other receivables	—	—	53.9	9.7	—	63.6
Other current assets	0.1	0.7	130.9	5.5	—	137.2
Deferred tax assets	—	—	4.3	0.2	—	4.5
Income taxes	—	—	1.8	—	—	1.8
Inventories	—	—	2,376.6	62.4	—	2,439.0
Total current assets	123.8	0.8	4,300.2	165.9	(183.4)	4,407.3
Non-current assets:
Property, plant and equipment, net	—	—	660.2	5.7	—	665.9
Goodwill	—	—	515.6	3.6	—	519.2
Intangible assets, net	—	—	447.1	—	—	447.1
Investment in subsidiaries	2,701.3	—	462.8	421.7	(3,585.8)	—
Intra-entity receivables, net	—	402.4	—	3,490.0	(3,892.4)	—
Other assets	—	5.8	105.3	28.9	—	140.0
Deferred tax assets	—	—	111.0	0.1	—	111.1
Retirement benefit asset	—	—	37.0	—	—	37.0
Total assets	$2,825.1	$409.0	$6,639.2	$4,115.9	$(7,661.6)	$6,327.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$97.5	$—	$—	$97.5
Accounts payable	—	—	273.4	4.3	—	277.7
Intra-entity payables, net	—	—	183.4	—	(183.4)	—
Accrued expenses and other current liabilities	14.7	2.4	456.7	8.6	—	482.4
Deferred revenue	—	—	248.0	—	—	248.0
Deferred tax liabilities	—	—	145.8	—	—	145.8
Income taxes	—	(0.2)	87.7	(0.6)	—	86.9
Total current liabilities	14.7	2.2	1,492.5	12.3	(183.4)	1,338.3
Non-current liabilities:
Long-term debt	—	398.5	365.3	600.0	—	1,363.8
Intra-entity payables, net	—	—	3,892.4	—	(3,892.4)	—
Other liabilities	—	—	222.0	8.2	—	230.2
Deferred revenue	—	—	563.9	—	—	563.9
Deferred tax liabilities	—	—	21.0	—	—	21.0
Total liabilities	14.7	400.7	6,557.1	620.5	(4,075.8)	3,517.2
Total shareholders’ equity	2,810.4	8.3	82.1	3,495.4	(3,585.8)	2,810.4
Total liabilities and shareholders’ equity	$2,825.1	$409.0	$6,639.2	$4,115.9	$(7,661.6)	$6,327.6

Condensed Consolidated Balance Sheet
February 1, 2014

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.4	$—	$237.0	$9.2	$—	$247.6
Accounts receivable, net	—	—	1,361.3	12.7	—	1,374.0
Intra-entity receivables, net	47.7	—	—	238.0	(285.7)	—
Other receivables	—	—	51.1	0.4	—	51.5
Other current assets	—	—	86.5	0.5	—	87.0
Deferred tax assets	—	—	2.8	0.2	—	3.0
Income taxes	—	—	6.0	0.5	—	6.5
Inventories	—	—	1,434.5	53.5	—	1,488.0
Total current assets	49.1	—	3,179.2	315.0	(285.7)	3,257.6
Non-current assets:
Property, plant and equipment, net	—	—	481.5	6.1	—	487.6
Goodwill	—	—	23.2	3.6	—	26.8
Investment in subsidiaries	2,526.3	—	1,452.8	1,143.2	(5,122.3)	—
Intra-entity receivables, net	—	—	—	1,098.0	(1,098.0)	—
Other assets	—	—	87.2	—	—	87.2
Deferred tax assets	—	—	113.6	0.1	—	113.7
Retirement benefit asset	—	—	56.3	—	—	56.3
Total assets	$2,575.4	$—	$5,393.8	$2,566.0	$(6,506.0)	$4,029.2
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$19.3	$—	$—	$19.3
Accounts payable	—	—	160.5	2.4	—	162.9
Intra-entity payables, net	—	—	285.7	—	(285.7)	—
Accrued expenses and other current liabilities	12.3	—	313.1	3.1	—	328.5
Deferred revenue	—	—	173.0	—	—	173.0
Deferred tax liabilities	—	—	113.1	—	—	113.1
Income taxes	—	—	101.3	2.6	—	103.9
Total current liabilities	12.3	—	1,166.0	8.1	(285.7)	900.7
Non-current liabilities:
Long-term debt	—	—	—	—	—	—
Intra-entity payables, net	—	—	1,098.0	—	(1,098.0)	—
Other liabilities	—	—	118.5	3.2	—	121.7
Deferred revenue	—	—	443.7	—	—	443.7
Total liabilities	12.3	—	2,826.2	11.3	(1,383.7)	1,466.1
Total shareholders’ equity	2,563.1	—	2,567.6	2,554.7	(5,122.3)	2,563.1
Total liabilities and shareholders’ equity	$2,575.4	$—	$5,393.8	$2,566.0	$(6,506.0)	$4,029.2

Condensed Consolidated Statement of Cash Flows
For the 52 week period ended January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$150.5	$2.2	$166.6	$116.7	$(153.0)	$283.0
Investing activities
Purchase of property, plant and equipment	—	—	(219.8)	(0.4)	—	(220.2)
Investment in subsidiaries	—	—	(18.9)	(10.0)	28.9	—
Purchase of available-for-sale securities	—	—	—	(5.7)	—	(5.7)
Proceeds from available-for-sale securities	—	—	—	2.5	—	2.5
Acquisition of Zale Corporation, net of cash acquired	—	—	(1,431.1)	1.9	—	(1,429.2)
Net cash (used in) provided by investing activities	—	—	(1,669.8)	(11.7)	28.9	(1,652.6)
Financing activities
Dividends paid	(55.3)	—	—	—	—	(55.3)
Intra-entity dividends paid	—	—	(953.0)	—	953.0	—
Proceeds from issuance of common shares	6.1	8.9	10.0	810.0	(828.9)	6.1
Excess tax benefit from exercise of share awards	—	—	11.8	—	—	11.8
Proceeds from long-term debt	—	398.4	400.0	1,941.9	—	2,740.3
Repayment of long-term debt	—	—	(10.0)	(1,341.9)	—	(1,351.9)
Payment of debt issuance costs	—	(7.0)	(10.7)	(2.8)	—	(20.5)
Repurchase of common shares	(29.8)	—	—	—	—	(29.8)
Net settlement of equity based awards	(18.4)	—	—	—	—	(18.4)
Capital lease payments	—	—	(0.8)	—	—	(0.8)
Proceeds from (repayment of) short-term borrowings	—	—	39.4	—	—	39.4
Intra-entity activity, net	(52.4)	(402.4)	1,957.9	(1,503.1)	—	—
Net cash (used in) provided by financing activities	(149.8)	(2.1)	1,444.6	(95.9)	124.1	1,320.9
Cash and cash equivalents at beginning of period	1.4	—	237.0	9.2	—	247.6
(Decrease) increase in cash and cash equivalents	0.7	0.1	(58.6)	9.1	—	(48.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(11.9)	6.6	—	(5.3)
Cash and cash equivalents at end of period	$2.1	$0.1	$166.5	$24.9	$—	$193.6

Condensed Consolidated Statement of Cash Flows
For the 52 week period ended February 1, 2014

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$137.3	$—	$421.3	$286.9	$(610.0)	$235.5
Investing activities
Purchase of property, plant and equipment	—	—	(152.6)	(0.1)	—	(152.7)
Investment in subsidiaries	(0.3)	—	(11.0)	(11.0)	22.3	—
Acquisition of Ultra Stores, Inc.	—	—	1.4	—	—	1.4
Acquisition of diamond polishing factory	—	—	—	(9.1)	—	(9.1)
Net cash used in investing activities	(0.3)	—	(162.2)	(20.2)	22.3	(160.4)
Financing activities
Dividends paid	(46.0)	—	—	—	—	(46.0)
Intra-entity dividends paid	—	—	(104.4)	(35.6)	140.0	—
Proceeds from issuance of common shares	9.3	—	—	22.3	(22.3)	9.3
Excess tax benefit from exercise of share awards	—	—	6.5	—	—	6.5
Repurchase of common shares	(104.7)	—	—	—	—	(104.7)
Net settlement of equity based awards	(9.2)	—	—	—	—	(9.2)
Proceeds from short-term borrowings	—	—	19.3	—	—	19.3
Intra-entity activity, net	1.6	—	(214.6)	(257.0)	470.0	—
Net cash used in financing activities	(149.0)	—	(293.2)	(270.3)	587.7	(124.8)
Cash and cash equivalents at beginning of period	13.4	—	271.3	16.3	—	301.0
Decrease in cash and cash equivalents	(12.0)	—	(34.1)	(3.6)	—	(49.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	(3.5)	—	(3.7)
Cash and cash equivalents at end of period	$1.4	$—	$237.0	$9.2	$—	$247.6

Condensed Consolidated Statement of Cash Flows
For the 53 week period ended February 2, 2013

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$305.7	$—	$512.5	$280.5	$(786.0)	$312.7
Investing activities
Purchase of property, plant and equipment	—	—	(134.0)	(0.2)	—	(134.2)
Acquisition of Ultra Stores, Inc.	—	—	(56.7)	—	—	(56.7)
Net cash used in investing activities	—	—	(190.7)	(0.2)	—	(190.9)
Financing activities
Dividends paid	(38.4)	—	—	—	—	(38.4)
Intra-entity dividends paid	—	—	(520.1)	(265.9)	786.0	—
Proceeds from issuance of common shares	21.6	—	—	—	—	21.6
Excess tax benefit from exercise of share awards	—	—	7.4	—	—	7.4
Repurchase of common shares	(287.2)	—	—	—	—	(287.2)
Net settlement of equity based awards	(11.5)	—	—	—	—	(11.5)
Intra-entity activity, net	17.1	—	(9.9)	(7.2)	—	—
Net cash used in financing activities	(298.4)	—	(522.6)	(273.1)	786.0	(308.1)
Cash and cash equivalents at beginning of period	6.1	—	471.6	9.1	—	486.8
Decrease in cash and cash equivalents	7.3	—	(200.8)	7.2	—	(186.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.5	—	—	0.5
Cash and cash equivalents at end of period	$13.4	$—	$271.3	$16.3	$—	$301.0

QUARTERLY FINANCIAL INFORMATION—UNAUDITED
The sum of the quarterly earnings per share data may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2015 Quarters ended
(in millions, except per share amounts)	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Sales	$1,056.1	$1,225.9	$1,177.9	$2,276.4
Gross margin	407.2	409.0	345.9	912.1
Net income	96.6	58.0	(1.3)	228.0
Earnings per share – basic	$1.21	$0.73	$(0.02)	$2.85
– diluted	$1.20	$0.72	$(0.02)	$2.84

	Fiscal 2014 Quarters ended
(in millions, except per share amounts)	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Sales	$993.6	$880.2	$771.4	$1,564.0
Gross margin	382.8	309.7	239.2	648.8
Net income	91.8	67.4	33.6	175.2
Earnings per share – basic	$1.14	$0.84	$0.42	$2.20
– diluted	$1.13	$0.84	$0.42	$2.18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The directors review the effectiveness of Signet’s system of internal controls in the following areas:

•	financial;

•	operational;

•	compliance; and

•	risk management.
Signet’s disclosure controls and procedures are designed to help ensure that processes and procedures for information management are in place at all levels of the business. The disclosure controls and procedures aim to provide reasonable assurance that any information disclosed by Signet in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. Signet’s Disclosure Control Committee, which has a written Charter, consists of the Chief Financial Officer, Signet's Chief Governance Officer and Corporate Secretary, the Vice President of Investor Relations, Treasurer, Chief Legal Officer and the Financial Controller, who consult with Signet’s external advisers and auditor, as necessary. These procedures are designed to enable Signet to make timely, appropriate and accurate public disclosures. The activities and findings of the Disclosure Control Committee are reported to the Audit Committee.
Based on their evaluation of Signet’s disclosure controls and procedures, as of January 31, 2015 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of January 31, 2015.
KPMG LLP, which has audited the consolidated financial statements of Signet for Fiscal 2015, has also audited the effectiveness of internal control over financial reporting. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.
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

1.	Item 1 “Business” on pages 5 – 24

2.	Item 1A “Risk factors” on pages 24 – 31

3.	Item 7 “Management’s discussion and analysis of financial condition and results of operations” on pages 47 – 73

4.	Item 7A “Quantitative and qualitative disclosures about market risk” on pages 73 – 74
On behalf of the Board

Mark Light	Michele L. Santana
Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 26, 2015
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, executive officers and corporate governance may be found under the captions “Election of Ten Directors,” “Nominees for Directors,” “Board of Directors and Corporate Governance,” “Board Committees,” “Executive Officers of the Company” and “Corporate Governance Guidelines and Codes of Conduct and Ethics” in our definitive proxy statement for our 2015 Annual General Meeting of Shareholders (the “2015 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2015 Proxy Statement set forth under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee” is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation,” “Report of the Compensation Committee” and “Director Compensation,” in the 2015 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2015 Proxy Statement set forth under the captions “Shareholders Who Beneficially Own At Least Five Percent of the Common Shares,” “Ownership by Directors, Director Nominees and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2015 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Persons” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the 2015 Proxy Statement set forth under the caption “Appointment of Independent Auditor” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE

(1) The following consolidated financial statements are included in Item 8:

Consolidated income statements for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013	76

Consolidated statements of comprehensive income for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013	77

Consolidated balance sheets as of January 31, 2015 and February 1, 2014	78

Consolidated statements of cash flows for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013	79

Consolidated statements of shareholders’ equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013	81

Notes to the consolidated financial statements	82

(2) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Number	Description of Exhibits
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

3.2	Amended and Restated Bye-laws of Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed September 10, 2014).

4.1	Form of common share certificate of Signet Jewelers Limited (incorporated by reference to Exhibit 4.1 to Form 8-A).

4.2
Master Indenture dated as of November 2, 2001 among Sterling Jewelers Receivables Master Note Trust, as issuer, Bankers Trust Company, as Trustee, and Sterling Jewelers Inc., as Servicer (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 21, 2014).

4.3
2014-A Indenture Supplement, dated as of May 15, 2014, among Sterling Jewelers Receivables Master Note Trust, as issuer, Sterling Jewelers Inc., as servicer, and Deutsche Bank Trust Company Americas, as indenture trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 21, 2014).

4.4
Second Supplemental Indenture, dated as of June 30, 2014, among Signet UK Finance plc, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed September 10, 2014).

4.5
Amended and Restated Transfer and Servicing Agreement dated as of May 15, 2014, among Sterling Jewelers Receivables Corp., as transferor, Sterling Jewelers Inc., as servicer, and Sterling Jewelers Receivables Master Note Trust, as issuer (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 21, 2014).

4.6
Third Amended and Restated Receivables Purchase Agreement dated as of May 15, 2014 between Sterling Jewelers Inc., as seller, and Sterling Jewelers Receivables Corp., as purchaser (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed May 21, 2014).

4.7
Administration Agreement dated as of November 2, 2001 between Sterling Jewelers Receivables Master Note Trust, as issuer, and Sterling Jewelers Inc., as administrator (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed May 21, 2014).

4.8
Performance Undertaking dated as of May 15, 2014 by Signet Jewelers Limited, as performance guarantor, in favor of JP Morgan Chase Bank, N.A., as recipient (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed May 21, 2014).

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

10.3
Amended and Restated Credit Agreement, dated as of May 27, 2014, by and among Signet Jewelers Limited, as Parent, Signet Group Limited, Signet Group Treasury Services Inc. and Sterling Jewelers Inc. as borrowers, the additional borrowers from time to time party thereto, the financial institutions from time to time party thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2014).

10.4
First Amendment to the Credit Agreement, dated September 9, 2014, among Signet Group Limited, Signet Group Treasury Services Inc. and Sterling Jewelers Inc., as borrowers, Signet Jewelers Limited as parent, the lenders thereto, JPMorgan Chase Bank, N.A. as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed September 10, 2014).

Number	Description of Exhibits
10.5†
Second Amended and Restated Employment Agreement dated December 10, 2010 between Sterling Jewelers Inc. and Mark Light (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 30, 2011).

10.6†	Letter dated October 1, 2010 from Signet Jewelers Limited addressed to Mr. Mark Light (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2010).

10.7†	Employment Arrangement between Signet Jewelers Limited and Mark Light (incorporated by reference to the Company’s Current Report on Form 8-K filed October 14, 2014).

10.8*†	Employment Agreement dated October 18, 2010 between Sterling Jewelers Inc. and Michele Santana.

10.9†	Employment Arrangement between Signet Jewelers Limited and Michele L. Santana (incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2014).

10.10†	Employment Agreement dated August 24, 2012 between Sterling Jewelers Inc. and Ed Hrabak (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 27, 2014).

10.11*†	Second Amended and Restated Employment Agreement dated July 26, 2010 between Sterling Jewelers Inc. and George Murray.

10.12†
Composite Employment Agreement dated January 23, 2003 and amended as of August 22, 2004, September 1, 2007, December 26, 2007, May 25, 2011 and October 4, 2012 between Sterling Jewelers Inc. and Robert D. Trabucco (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 28, 2013).

10.13†
Separation Agreement dated October 13, 2014 between Signet Jewelers Limited and Michael W. Barnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2014).

10.14†
Separation Agreement dated June 27, 2014 between Signet Jewelers Limited and Ronald W. Ristau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2014).

10.15†	Signet Jewelers Limited Rules of the Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.16†
Signet Jewelers Limited Rules of the Irish Sharesave Scheme (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.17†	Signet Jewelers Limited US Stock Option Plan 2008 (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.18†
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

10.20†	Rules of the Signet Group 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 20-F filed May 4, 2006).

10.21†	Rules of the Signet Group plc Sharesave Scheme (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.22†
Rules of the Signet Group plc Sharesave Scheme (The Republic of Ireland) (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.23†	Signet Group plc International Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.24†
Signet Group plc UK Inland Revenue Approved Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

Number	Description of Exhibits
10.25†
Signet Group plc Employee Stock Savings Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-9634)).

10.26†
Signet Group plc US Share Option Plan 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-134192)).

10.27†
Signet Group plc 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-12304)).

10.28†
Signet Group plc 1993 Executive Share Option Scheme (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-8964)).

10.29†	Signet Jewelers Limited Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.30†
Form of Signet Jewelers Limited Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012).

10.31†
Form of Signet Jewelers Limited Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012).

10.32†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2013).

10.33†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.34
Voting and Support Agreement dated February 19, 2014 by and among Signet, Zale and The Z Investment Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Zale Corporation on February 19, 2014).

12.1*	Ratio of earnings to fixed charges.

21.1*	Subsidiaries of Signet Jewelers Limited.

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 26, 2015	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

March 26, 2015	By:	/s/ Mark Light	Chief Executive Officer (Principal Executive Officer and Director)
Mark Light

March 26, 2015	By:	/s/ Michele L. Santana	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michele L. Santana

March 26, 2015	By:	/s/ H. Todd Stitzer	Chairman of the Board
H. Todd Stitzer

March 26, 2015	By:	/s/ Dale W. Hilpert	Director
Dale W. Hilpert

March 26, 2015	By:	/s/ Marianne Miller Parrs	Director
Marianne Miller Parrs

March 26, 2015	By:	/s/ Thomas G. Plaskett	Director
Thomas G. Plaskett

March 26, 2015	By:	/s/ Russell Walls	Director
Russell Walls

March 26, 2015	By:	/s/ Virginia C. Drosos	Director
Virginia C. Drosos

March 26, 2015	By:	/s/ Helen E. McCluskey	Director
Helen E. McCluskey

March 26, 2015	By:	/s/ Eugenia M. Ulasewicz	Director
Eugenia M. Ulasewicz

March 26, 2015	By:	/s/ Robert J. Stack	Director
Robert J. Stack