Form 10-Q
period 2015-05-02
SIGNET JEWELERS LTD
filed 2015-06-03
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended May 2, 2015 or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes   ☐     No   ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer   ☒          Accelerated filer   ☐         Non-accelerated filer   ☐         Smaller reporting company   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Stock, $0.18 par value, 80,127,405 shares as of May 27, 2015

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	May 2, 2015	May 3, 2014	Notes
Sales	$1,530.6	$1,056.1	4
Cost of sales	(964.7)	(648.9)
Gross margin	565.9	407.2
Selling, general and administrative expenses	(453.2)	(310.5)
Other operating income, net	63.5	54.0
Operating income	176.2	150.7	4
Interest expense, net	(11.0)	(1.8)
Income before income taxes	165.2	148.9
Income taxes	(46.4)	(52.3)	8
Net income	$118.8	$96.6
Earnings per share: basic	$1.49	$1.21	5
diluted	$1.48	$1.20	5
Weighted average common shares outstanding: basic	80.0	79.9	5
diluted	80.2	80.3	5
Dividends declared per share	$0.22	$0.18	6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	May 2, 2015			May 3, 2014
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$118.8			$96.6
Other comprehensive income (loss):
Foreign currency translation adjustments	$7.5	$—	7.5	$9.6	$—	9.6
Available-for-sale securities:
Unrealized loss on securities, net	(0.1)	—	(0.1)	—	—	—
Cash flow hedges:
Unrealized (loss) gain	(9.1)	3.2	(5.9)	0.7	(0.4)	0.3
Reclassification adjustment for losses to net income	0.7	(0.2)	0.5	7.4	(2.7)	4.7
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	0.8	(0.1)	0.7	0.5	(0.1)	0.4
Reclassification adjustment to net income for amortization of prior service (credits) costs	(0.5)	0.1	(0.4)	(0.4)	0.1	(0.3)
Total other comprehensive income (loss)	$(0.7)	$3.0	$2.3	$17.8	$(3.1)	$14.7
Total comprehensive income			$121.1			$111.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	May 2, 2015	January 31, 2015	May 3, 2014	Notes
Assets
Current assets:
Cash and cash equivalents	$122.6	$193.6	$249.1
Accounts receivable, net	1,499.9	1,567.6	1,308.2	9
Other receivables	56.5	63.6	47.1
Other current assets	132.4	137.2	91.0
Deferred tax assets	5.7	4.5	2.7	8
Income taxes	5.3	1.8	10.7
Inventories	2,487.8	2,439.0	1,523.9	10
Total current assets	4,310.2	4,407.3	3,232.7
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $848.8, $852.1 and $816.3, respectively	668.7	665.9	494.0
Goodwill	520.7	519.2	26.8	11
Intangible assets, net	445.9	447.1	—	11
Other assets	141.1	140.0	93.5	12
Deferred tax assets	119.9	111.1	114.8	8
Retirement benefit asset	38.1	37.0	59.8	16
Total assets	$6,244.6	$6,327.6	$4,021.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$44.8	$97.5	$8.8	17
Accounts payable	256.5	277.7	163.1
Accrued expenses and other current liabilities	420.5	482.4	293.8
Deferred revenue	244.0	248.0	174.4	18
Deferred tax liabilities	158.9	145.8	123.9	8
Income taxes	28.3	86.9	32.2
Total current liabilities	1,153.0	1,338.3	796.2
Non-current liabilities:
Long-term debt	1,356.2	1,363.8	—	17
Other liabilities	224.4	230.2	121.6
Deferred revenue	597.3	563.9	457.3	18
Deferred tax liabilities	21.8	21.0	2.7
Total liabilities	3,352.7	3,517.2	1,377.8
Commitments and contingencies				21
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 80.2 shares outstanding (January 31, 2015: 80.3 outstanding; May 3, 2014: 80.2 outstanding)	15.7	15.7	15.7
Additional paid-in capital	265.2	265.2	258.8
Other reserves	0.4	0.4	0.4	6
Treasury shares at cost: 7.0 shares (January 31, 2015: 6.9 shares; May 3, 2014: 7.0 shares)	(393.2)	(370.0)	(362.3)	6
Retained earnings	3,238.1	3,135.7	2,895.0
Accumulated other comprehensive loss	(234.3)	(236.6)	(163.8)	7
Total shareholders’ equity	2,891.9	2,810.4	2,643.8
Total liabilities and shareholders’ equity	$6,244.6	$6,327.6	$4,021.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$118.8	$96.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.8	28.0
Amortization of unfavorable leases and contracts	(8.8)	—
Pension benefit	—	(0.6)
Share-based compensation	3.3	3.2
Deferred taxation	6.9	9.4
Excess tax benefit from exercise of share awards	(5.1)	(7.7)
Amortization of debt discount and issuance costs	0.9	1.0
Other non-cash movements	2.2	(0.6)
Changes in operating assets and liabilities:
Decrease in accounts receivable	67.7	66.2
Decrease (increase) in other receivables and other assets	5.8	(1.7)
(Increase) decrease in other current assets	(1.7)	0.7
Increase in inventories	(43.7)	(19.9)
Decrease in accounts payable	(19.0)	(4.2)
Decrease in accrued expenses and other liabilities	(71.1)	(42.7)
Increase in deferred revenue	27.7	14.9
Decrease in income taxes payable	(57.9)	(68.0)
Pension plan contributions	(0.8)	(1.1)
Net cash provided by operating activities	67.0	73.5
Investing activities
Purchase of property, plant and equipment	(42.9)	(28.1)
Purchase of available-for-sale securities	(1.4)	—
Proceeds from sale of available-for-sale securities	3.5	—
Net cash used in investing activities	(40.8)	(28.1)
Financing activities
Dividends paid	(14.4)	(12.0)
Proceeds from issuance of common shares	0.1	1.0
Excess tax benefit from exercise of share awards	5.1	7.7
Repayments of term loan	(5.0)	—
Proceeds from securitization facility	638.2	—
Repayments of securitization facility	(638.2)	—
Payment of debt issuance costs	—	(3.0)
Repurchase of common shares	(19.1)	(11.4)
Net settlement of equity based awards	(8.7)	(15.3)
Principal payments under capital lease obligations	(0.3)	—
Repayment of short-term borrowings	(55.0)	(10.5)
Net cash used in financing activities	(97.3)	(43.5)

Cash and cash equivalents at beginning of period	193.6	247.6
(Decrease) increase in cash and cash equivalents	(71.1)	1.9
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.4)
Cash and cash equivalents at end of period	$122.6	$249.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at January 31, 2015	$15.7	$265.2	$0.4	$(370.0)	$3,135.7	$(236.6)	$2,810.4
Net income	—	—	—	—	118.8	—	118.8
Other comprehensive income	—	—	—	—	—	2.3	2.3
Dividends	—	—	—	—	(17.6)	—	(17.6)
Repurchase of common shares	—	—	—	(21.9)	—	—	(21.9)
Net settlement of equity based awards	—	(3.3)	—	(1.5)	1.3	—	(3.5)
Share options exercised	—	—	—	0.2	(0.1)	—	0.1
Share-based compensation expense	—	3.3	—	—	—	—	3.3
Balance at May 2, 2015	$15.7	$265.2	$0.4	$(393.2)	$3,238.1	$(234.3)	$2,891.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world's largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the US, UK and Canada. Signet manages its business as five reportable segments, the Sterling Jewelers division, the Zale division, which consists of Zale Jewelry and Piercing Pagoda, the UK Jewelry division and the Other reportable segment. The Sterling Jewelers division operates retail stores under brands including Kay Jewelers, Kay Jewelers Outlet, Jared The Galleria Of Jewelry, Jared Vault and various regional brands. The Zale Jewelry retail stores operate under brands including Zales Jewelers, Zales Outlet, Peoples Jewellers and various regional brands, while Piercing Pagoda operates through mall-based kiosks. The UK Jewelry division's retail stores operate under brands including H.Samuel and Ernest Jones.The Other reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 4 for additional discussion of the Company’s segments.
Signet’s sales are seasonal, with the first quarter slightly exceeding 20% of annual sales, the second and third quarters each approximating 20% and the fourth quarter accounting for almost 40% of annual sales, with December being by far the most important month of the year. The “Holiday Season” consists of results for the months of November and December. As a result, approximately 45% to 55% of Signet’s annual operating income normally occurs in the fourth quarter, comprised of nearly all of the UK Jewelry and Zale divisions’ annual operating income and about 40% to 45% of the Sterling Jewelers division’s annual operating income.
Basis of preparation
These condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the year-ended January 31, 2015.
Use of estimates
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, and asset impairments, as well as estimates utilized for the depreciation and amortization of long-lived assets and the accounting for business combinations.
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2016 is the 52 week year ending January 30, 2016 and Fiscal 2015 was the 52 week year ended January 31, 2015. Within these condensed consolidated financial statements, the first quarter of the relevant fiscal years 2016 and 2015 refer to the 13 weeks ended May 2, 2015 and May 3, 2014, respectively.
Foreign currency translation
The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within the condensed consolidated income statements, whereas translation adjustments and gains or losses related to intercompany loans of a long-term investment nature are recognized as a component of AOCI.
Revenue recognition
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
The Sterling Jewelers division sells extended service plans, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of these lifetime extended service plans is deferred and recognized over 14 years, with approximately 43% of revenue recognized within the first two years (January 31, 2015: 45%; May 3, 2014: 45%).
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
The Zale division also sells extended service plans. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime extended service plans is deferred and recognized over 10 years, with approximately 69% of revenue recognized within the first two years (January 31, 2015: 69%). Revenues related to the optional theft protection are deferred and recognized over the two-year contract period on a straight-line basis. Zale Jewelry customers are also offered a two-year watch warranty and a one-year warranty that covers breakage. Piercing Pagoda customers are also offered a one-year warranty that covers breakage. Revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.
Signet also sells warranty agreements in the capacity of an agent on behalf of a third-party. The commission that Signet receives from the third-party is recognized at the time of sale less an estimate of cancellations based on historical experience.
Reclassification
The Company has reclassified the presentation of certain prior year amounts to conform to the current year presentation. See Note 6.
2. New accounting pronouncements
New accounting pronouncements to be adopted in future periods
Revenue recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Signet is currently assessing the impact, if any, as well as the available methods of implementation, that the adoption of this accounting pronouncement will have on the Company's financial position or results of operations.
Share-based compensation
In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU No. 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Signet does not expect the adoption of this guidance to have a material impact on the Company's financial position or results of operations.
Debt issuance costs
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Signet does not expect the adoption of this guidance to have a material impact on the Company's financial position or results of operations.
3. Acquisitions
Zale Corporation
On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation, making the entity a wholly-owned consolidated subsidiary of Signet. Under the terms of the Agreement and Plan of Merger, Zale Corporation shareholders received $21 per share in cash for each outstanding share of common stock and the vesting, upon consummation of the Acquisition, of certain outstanding Zale Corporation restricted stock units and stock options, which converted into the right to receive the merger consideration of $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400.0 million of long-term debt, including: (a) $400.0 million of senior unsecured notes due in 2024, (b) $600.0 million of two-year revolving asset-backed variable funding notes, and (c) a $400.0 million five-year senior unsecured term loan facility. See Note 17 for additional information related to the Company’s long-term debt instruments.
The transaction was accounted for as a business combination during the second quarter of Fiscal 2015. The Acquisition aligns with the Company’s strategy to diversify businesses and expand its footprint. The following table summarizes the consideration transferred in conjunction with the Acquisition as of May 29, 2014:

(in millions, except per share amounts)	Amount
Cash consideration paid to Zale Corporation shareholders ($21 per share)	$910.2
Cash consideration paid for settlement of Zale Corporation stock options, restricted share awards and long term incentive plan awards	69.6
Cash paid to extinguish Zale Corporation outstanding debt as of May 29, 2014	478.2
Total consideration transferred	$1,458.0
Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed are recorded at acquisition date fair values. During the fourth quarter of Fiscal 2015, the Company finalized the valuation of net assets acquired. The following table summarizes the fair values identified for the assets acquired and liabilities assumed in the Acquisition as of May 29, 2014:

(in millions)	Fair values
Cash and cash equivalents	$28.8
Inventories	856.7
Other current assets	22.4
Property, plant and equipment	103.6
Intangible assets:
Trade names	417.0
Favorable leases	50.2
Deferred tax assets	132.8
Other assets	25.4
Current liabilities(1)	(206.3)
Deferred revenue	(93.3)
Unfavorable leases	(50.5)
Unfavorable contracts	(65.6)
Deferred tax liabilities	(234.0)
Other liabilities	(28.6)
Fair value of net assets acquired	958.6
Goodwill	499.4
Total consideration transferred	$1,458.0
(1) Includes loans and overdrafts, accounts payable, income taxes payable, accrued expenses and other current liabilities.
The excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed was recognized as goodwill. The goodwill attributable to the Acquisition is not deductible for tax purposes. See Note 11.

The following unaudited consolidated pro forma information summarizes the results of operations of the Company as if the Acquisition and related issuance of $1,400.0 million of long-term debt (see Note 17) had occurred as of February 2, 2013. The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

13 weeks ended
(in millions, except per share amounts)	May 3, 2014
Pro forma sales	$1,479.4
Pro forma net income	$115.0
Pro forma earnings per share – basic	$1.44
Pro forma earnings per share – diluted	$1.43
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

•	Tax impact of the Company’s amended capital structure as a result of the Acquisition and related issuance of $1,400 million of long-term debt.

•	Adjustment of valuation allowances associated with US and Canadian deferred tax assets, including net operating loss carryforwards.

•	Exclusion of acquisition-related costs of $9.2 million, which were included in the Company’s net income for the 13 weeks ended May 3, 2014. All amounts were reported within the Other segment.
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
4. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet's chief operating decision maker utilizes sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its five reportable segments: Sterling Jewelers division, the Zale division, which consists of the Zale Jewelry and the Piercing Pagoda segments, UK Jewelry division and a separate reportable segment, "Other".
The Sterling Jewelers division operated in all 50 states. Its stores operate nationally in malls, outlets and off-mall locations as Kay Jewelers ("Kay") and regionally under a number of well-established mall-based brands. Destination superstores operate nationwide as Jared The Galleria Of Jewelry (“Jared”).
The Zale division operated jewelry stores (Zale Jewelry) and kiosks (Piercing Pagoda), located primarily in shopping malls throughout the US, Canada and Puerto Rico. Zale Jewelry includes national brands Zales Jewelers, Zales Outlet and Peoples Jewellers, along with regional brands Gordon’s Jewelers and Mappins Jewellers. Piercing Pagoda operates through mall-based kiosks.
The UK Jewelry division operated stores in the UK, Republic of Ireland and Channel Islands. Its stores operate in major regional shopping malls and prime ‘High Street’ locations (main shopping thoroughfares with high pedestrian traffic) under brands including H.Samuel and Ernest Jones.
Other consists of all non-reportable operating segments including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions that are below the quantifiable threshold for separate disclosure as a reportable segment.

	13 weeks ended
(in millions)	May 2, 2015	May 3, 2014
Sales:
Sterling Jewelers	$944.2	$903.5
Zale Jewelry	372.9	n/a
Piercing Pagoda	64.2	n/a
UK Jewelry	146.5	151.7
Other	2.8	0.9
Total sales	$1,530.6	$1,056.1

Operating income (loss):
Sterling Jewelers	$178.2	$166.3
Zale Jewelry(1)	10.4	n/a
Piercing Pagoda(2)	5.1	n/a
UK Jewelry	0.5	—
Other(3)	(18.0)	(15.6)
Total operating income	$176.2	$150.7

(1)
Includes net operating loss of $9.1 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 weeks ended May 2, 2015. See Note 3 for additional information.

(2)
Includes net operating loss of $2.3 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 weeks ended May 2, 2015. See Note 3 for additional information.

(3)
Includes $6.4 million and $8.4 million of transaction-related and integration expenses for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses.

n/a	Not applicable as Zale division was acquired on May 29, 2014. See Note 3 for additional information.

(in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Total assets:
Sterling Jewelers	$3,639.5	$3,647.3	$3,263.8
Zale Jewelry	1,893.9	1,903.6	n/a
Piercing Pagoda	128.0	132.8	n/a
UK Jewelry	427.7	413.5	493.2
Other	155.5	230.4	264.6
Total assets	$6,244.6	$6,327.6	$4,021.6
n/a Not applicable as Zale division was acquired on May 29, 2014. See Note 3 for additional information.
5. Earnings per share

	13 weeks ended
(in millions, except per share amounts)	May 2, 2015	May 3, 2014
Net income	$118.8	$96.6
Basic weighted average number of shares outstanding	80.0	79.9
Dilutive effect of share awards	0.2	0.4
Diluted weighted average number of shares outstanding	80.2	80.3
Earnings per share – basic	$1.49	$1.21
Earnings per share – diluted	$1.48	$1.20
The basic weighted average number of shares outstanding excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust (“ESOT”) and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in the 13 weeks ended May 2, 2015 by 7,207,154 shares (13 weeks ended May 3, 2014: 7,272,616 shares). The calculation of fully diluted EPS for the 13 weeks ended May 2, 2015 excludes share awards of 74,148 shares (13 weeks ended May 3, 2014: 0 share awards) on the basis that their effect would be anti-dilutive.
6. Shareholders' equity
Share repurchase

		13 weeks ended May 2, 2015				13 weeks ended May 3, 2014
	Amount authorized	Shares repurchased	Amount repurchased		Average repurchase price per share	Shares repurchased	Amount repurchased		Average repurchase price per share
	(in millions)		(in millions)				(in millions)
2013 Program(1)	$350.0	160,298	$21.9	(2)	$136.84	126,468	$12.9	(2)	$102.10

(1)
On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $243.7 million remaining as of May 2, 2015.

(2)
As of May 2, 2015 and May 3, 2014, $2.8 million and $1.5 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting shares repurchased but not yet settled and paid for by the end of the quarter.

Dividends

	May 2, 2015			May 3, 2014
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter(1)	$0.22	$17.6	(2)	$0.18	$14.4	(2)

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the dividend declared in the fourth quarter of Fiscal 2015 of $0.18 per share was paid on February 26, 2015 in the aggregate of $14.4 million.

(2)
As of May 2, 2015 and May 3, 2014, $17.6 million and $14.4 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the first quarter of Fiscal 2016 and Fiscal 2015, respectively.

Reclassification
During the second quarter of Fiscal 2015, $234.8 million was reclassified from other reserves within shareholders’ equity to retained earnings as the restrictions related to this amount were released. The presentation in previous periods has been adjusted to conform to the current period presentation.
7. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credit (cost)	Accumulated other comprehensive (loss) income
Balance at January 31, 2015	$(197.6)	$—	$4.4	$(56.7)	$13.3	$(236.6)
Other comprehensive income ("OCI") before reclassifications	7.5	(0.1)	(5.9)	—	—	1.5
Amounts reclassified from accumulated OCI to earnings	—	—	0.5	0.7	(0.4)	0.8
Net current-period OCI	7.5	(0.1)	(5.4)	0.7	(0.4)	2.3
Balance at May 2, 2015	$(190.1)	$(0.1)	$(1.0)	$(56.0)	$12.9	$(234.3)

 The amounts reclassified from AOCI, by individual component, were as follows:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	May 2, 2015	May 3, 2014	Income statement caption
Losses on cash flow hedges:
Foreign currency contracts	$0.1	$—	Cost of sales (see Note 14)
Interest rate swaps	0.3	—	Interest expense, net (see Note 14)
Commodity contracts	0.3	7.4	Cost of sales (see Note 14)
Total before income tax	0.7	7.4
Income taxes	(0.2)	(2.7)
Net of tax	0.5	4.7

Defined benefit pension plan items:
Amortization of unrecognized net prior service credit	(0.5)	(0.4)	Selling, general and administrative expenses(1)
Amortization of unrecognized actuarial loss	0.8	0.5	Selling, general and administrative expenses(1)
Total before income tax	0.3	0.1
Income taxes	—	—
Net of tax	0.3	0.1

Total reclassifications, net of tax	$0.8	$4.8

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 16 for additional information.
8. Income taxes
Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. The provision for income taxes is based on the current estimate of the consolidated annual effective tax rate.  As of May 2, 2015, the Company expects its annual effective tax rate to be approximately 28.1% compared to 35.1% as of May 3, 2014.  The decrease in the effective tax rate is a result of the amended capital structure and financing arrangements utilized to fund the acquisition of Zale Corporation. The estimated effective tax rates exclude the effects of any discrete items that may be recognized in future periods.
During the first quarter of Fiscal 2016, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified as of January 31, 2015.
9. Accounts receivable, net
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

(in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,489.4	$1,552.9	$1,294.8
Other accounts receivable	10.5	14.7	13.4
Total accounts receivable, net	$1,499.9	$1,567.6	$1,308.2

Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.
Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $9.4 million (January 31, 2015 and May 3, 2014: $13.7 million and $12.2 million, respectively), with a corresponding valuation allowance of $0.5 million (January 31, 2015 and May 3, 2014: $0.5 million and $0.3 million, respectively). The credit function for the Zale division is outsourced and, as such, no material accounts receivable exist as of May 2, 2015 or January 31, 2015.
The allowance for credit losses on Sterling Jewelers' customer in-house finance receivables is shown below:

	13 weeks ended
(in millions)	May 2, 2015	May 3, 2014
Beginning balance:	$(113.1)	$(97.8)
Charge-offs	37.9	32.3
Recoveries	10.4	8.5
Provision	(38.5)	(30.8)
Ending balance	$(103.3)	$(87.8)
Ending receivable balance evaluated for impairment	1,592.7	1,382.6
Sterling Jewelers customer in-house finance receivables, net	$1,489.4	$1,294.8
Net bad debt expense is defined as the provision expense less recoveries.
The following tables summarize the credit quality indicator and age analysis of past due Sterling Jewelers' customer in-house finance receivables:

	May 2, 2015		January 31, 2015		May 3, 2014
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$1,290.9	$(39.3)	$1,332.2	$(41.1)	$1,130.8	$(34.4)
Past due, aged 31 – 90 days	246.4	(8.6)	271.1	(9.3)	205.6	(7.2)
Non Performing:
Past due, aged more than 90 days	55.4	(55.4)	62.7	(62.7)	46.2	(46.2)
	$1,592.7	$(103.3)	$1,666.0	$(113.1)	$1,382.6	$(87.8)

	May 2, 2015		January 31, 2015		May 3, 2014
(as a % of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing	96.5%	3.1%	96.2%	3.1%	96.7%	3.1%
Non Performing	3.5%	100.0%	3.8%	100.0%	3.3%	100.0%
	100.0%	6.5%	100.0%	6.8%	100.0%	6.4%
Securitized credit card receivables
The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust established on May 15, 2014. See Note 17 for additional information regarding this asset-backed securitization facility.
10. Inventories
The following table summarizes the details of the Company's inventory:

(in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Raw materials	$97.6	$75.2	$38.0
Finished goods	2,390.2	2,363.8	1,485.9
Total inventories	$2,487.8	$2,439.0	$1,523.9

11. Goodwill and intangibles
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at February 1, 2014	$23.2	$—	$—	$—	$3.6	$26.8
Acquisitions	—	499.4	—	—	—	499.4
Impact of foreign exchange	—	(7.0)	—	—	—	(7.0)
Balance at January 31, 2015	23.2	492.4	—	—	3.6	519.2
Impact of foreign exchange	—	1.5	—	—	—	1.5
Balance at May 2, 2015	$23.2	$493.9	$—	$—	$3.6	$520.7
There have been no goodwill impairment losses recognized during the fiscal periods presented in the condensed consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may be required.
Intangibles
Intangible assets with indefinite and definite lives represent Zale trade names and favorable leases acquired, while intangible liabilities with definite lives represent unfavorable leases and contract rights acquired in the Zale acquisition. No other intangible assets or liabilities were recognized prior to the acquisition of Zale Corporation on May 29, 2014. The following table provides additional detail regarding the composition of intangible assets and liabilities as of May 2, 2015 and January 31, 2015:

		May 2, 2015			January 31, 2015
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.5	$(0.3)	$1.2	$1.5	$(0.2)	$1.3
Favorable leases	Intangible assets, net	48.6	(12.6)	36.0	48.1	(9.1)	39.0
Total definite-lived intangible assets		50.1	(12.9)	37.2	49.6	(9.3)	40.3
Indefinite-lived trade names	Intangible assets, net	408.7	—	408.7	406.8	—	406.8
Total intangible assets, net		$458.8	$(12.9)	$445.9	$456.4	$(9.3)	$447.1

Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(49.1)	$13.3	$(35.8)	$(48.7)	$9.7	$(39.0)
Unfavorable contracts	Other liabilities	$(65.6)	$19.0	$(46.6)	$(65.6)	$13.8	$(51.8)
Total intangible liabilities, net		$(114.7)	$32.3	$(82.4)	$(114.3)	$23.5	$(90.8)
12. Other assets

(in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Deferred extended service plan costs	$71.5	$69.7	$63.6
Investments	23.0	25.2	—
Other assets	46.6	45.1	29.9
Total other assets	$141.1	$140.0	$93.5
In addition, other current assets include deferred direct costs in relation to the sale of extended service plans (“ESP”) of $26.8 million as of May 2, 2015 (January 31, 2015 and May 3, 2014: $24.9 million and $22.5 million, respectively).
13. Investments
Investments in debt and equity securities acquired as a result of the Acquisition, see Note 3, are held by certain insurance subsidiaries and are reported as other assets in the accompanying condensed consolidated balance sheets. Investments are recorded at fair value based on quoted market prices for identical or similar securities in active markets. All investments are classified as available-for-sale and include the following:

	May 2, 2015			January 31, 2015			May 3, 2014
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$9.1	$(0.1)	$9.0	$9.7	$(0.1)	$9.6	n/a	n/a	n/a
US government agency securities	0.6	(0.1)	0.5	1.4	—	1.4	n/a	n/a	n/a
Corporate bonds and notes	10.0	0.1	10.1	10.6	0.2	10.8	n/a	n/a	n/a
Corporate equity securities	3.4	—	3.4	3.5	(0.1)	3.4	n/a	n/a	n/a
Total investments	$23.1	$(0.1)	$23.0	$25.2	$—	$25.2	n/a	n/a	n/a
n/a Not applicable as all investments were acquired as part of the Acquisition on May 29, 2014. See Note 3 for additional information.
At May 2, 2015, the carrying value of investments included a net unrealized loss of $0.1 million, which is included in AOCI. Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses for the 13 week period ended May 2, 2015. Investments with a carrying value of $7.2 million were on deposit with various state insurance departments at May 2, 2015 (January 31, 2015: $7.2 million), as required by law.
Investments in debt securities outstanding as of May 2, 2015 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$0.7	$0.7
Year two through year five	9.6	9.4
Year six through year ten	9.3	9.4
After ten years	0.1	0.1
Total investment in debt securities	$19.7	$19.6
14. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of financing. The main risks arising from Signet’s operations are market risk including foreign currency risk, commodity risk, liquidity risk and interest rate risk. Signet uses derivative financial instruments to manage and mitigate these risks under policies reviewed and approved by the Board. Signet does not enter into derivative transactions for trading purposes.
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
Signet’s policy is to minimize the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Board. In particular, Signet undertakes some hedging of its requirements for gold through the use of forward contracts and commodity purchasing, while fluctuations in the cost of diamonds are not hedged.
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
The main external sources of funding are an amended credit facility, senior unsecured notes and securitized credit card receivables, as described in Note 17.

Interest rate risk
Signet has exposure to movements in interest rates associated with cash and borrowings. Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.
Interest rate swaps (designated) — These contracts are entered into to reduce the consolidated interest rate risk associated with variable rate, long-term debt. The Company designates these derivatives as cash flow hedges of the variability in expected cash outflows of interest payments. The Company entered into an interest rate swap in March 2015 with an aggregate notional amount of $300.0 million that is scheduled to mature through April 2019. Under this contract, the Company agrees to exchange, at specified intervals, the difference between fixed contract rates and floating rate interest amounts calculated by reference to the agreed notional amounts. The Company has effectively converted a portion of its variable-rate senior unsecured term loan into fixed-rate debt.
The fair value of the swap is presented within the consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of AOCI within equity to the extent of their effectiveness. The ineffective portion of all hedges, if any, is recognized in current period earnings. As interest expense is accrued on the debt obligation, amounts in accumulated OCI related to the interest rate swap are reclassified into income resulting in a net interest expense on the hedged amount of the underlying debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is dedesignated prior to maturity, gains or losses in AOCI remain deferred and are reclassified into earnings in the periods in which the hedged forecasted transaction affects earnings.
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments, except for customer in-house financing receivables as disclosed in Note 9 of which no single customer represents a significant portion of the Company’s receivable balance. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of May 2, 2015 was $16.8 million (January 31, 2015 and May 3, 2014: $23.5 million and $40.4 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (January 31, 2015 and May 3, 2014: 12 months and 12 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of May 2, 2015 was $8.0 million (January 31, 2015 and May 3, 2014: $40.3 million and $39.7 million, respectively).
Commodity forward purchase contracts (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of May 2, 2015 was 77,000 ounces of gold (January 31, 2015 and May 3, 2014: 81,000 ounces and 39,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 31, 2015 and May 3, 2014: 11 months and 10 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of May 2, 2015, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	May 2, 2015	January 31, 2015	May 3, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.4	$1.0	$—
Commodity contracts	Other current assets	0.2	6.3	1.4
		0.6	7.3	1.4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	0.1	—
Total derivative assets		$0.6	$7.4	$1.4

	Fair value of derivative liabilities
(in millions)	Balance sheet location	May 2, 2015	January 31, 2015	May 3, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$—	$(2.6)
Commodity contracts	Other current liabilities	(1.7)	—	(0.2)
Interest rate swaps	Other liabilities	(0.6)	—	—
		(2.3)	—	(2.8)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.1)	—	(0.2)
Total derivative liabilities		$(2.4)	$—	$(3.0)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Foreign currency contracts	$0.8	$0.9	$(3.6)
Commodity contracts	(2.0)	5.7	(9.4)
Interest rate swaps	(0.6)	—	—
Total	$(1.8)	$6.6	$(13.0)
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated income statements:

Foreign currency contracts

		13 weeks ended
(in millions)	Income statement caption	May 2, 2015	May 3, 2014
Gains (losses) recorded in AOCI, beginning of period		$0.9	$(2.3)
Current period losses recognized in OCI		(0.2)	(1.3)
Losses reclassified from AOCI to net income	Cost of sales	0.1	—
Gains (losses) recorded in AOCI, end of period		$0.8	$(3.6)

Commodity contracts

		13 weeks ended
(in millions)	Income statement caption	May 2, 2015	May 3, 2014
Gains (losses) recorded in AOCI, beginning of period		$5.7	$(18.8)
Current period (losses) gains recognized in OCI		(8.0)	2.0
Losses reclassified from AOCI to net income	Cost of sales	0.3	7.4
Losses recorded in AOCI, end of period		$(2.0)	$(9.4)

Interest rate swaps

		13 weeks ended
(in millions)	Income statement caption	May 2, 2015	May 3, 2014
(Losses) gains recorded in AOCI, beginning of period		$—	$—
Current period losses recognized in OCI		(0.9)	—
Losses reclassified from AOCI to net income	Interest expense, net	0.3	—
Losses recorded in AOCI, end of period		$(0.6)	$—
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 weeks ended May 2, 2015 and May 3, 2014. Based on current valuations, the Company expects approximately $3.8 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated income statements:

		Amount of gain (loss) recognized in income
(in millions)	Income statement caption	13 weeks ended
Derivatives not designated as hedging instruments:		May 2, 2015	May 3, 2014
Foreign currency contracts	Other operating income, net	$(0.3)	$(1.6)
Total		$(0.3)	$(1.6)
15. Fair value measurement
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

	May 2, 2015			January 31, 2015			May 3, 2014
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$9.0	$9.0	$—	$9.6	$9.6	$—	$—	$—	$—
Corporate equity securities	3.4	3.4	—	3.4	3.4	—	—	—	—
Foreign currency contracts	0.4	—	0.4	1.1	—	1.1	—	—	—
Commodity contracts	0.2	—	0.2	6.3	—	6.3	1.4	—	1.4
US government agency securities	0.5	—	0.5	1.4	—	1.4	—	—	—
Corporate bonds and notes	10.1	—	10.1	10.8	—	10.8	—	—	—
Total Assets	$23.6	$12.4	$11.2	$32.6	$13.0	$19.6	$1.4	$—	$1.4

Liabilities:
Foreign currency contracts	$(0.1)	$—	$(0.1)	$—	$—	$—	$(2.8)	$—	$(2.8)
Commodity contracts	(1.7)	—	(1.7)	—	—	—	(0.2)	—	(0.2)
Interest rate swaps	(0.6)	—	(0.6)	—	—	—	—	—	—
Total Liabilities	$(2.4)	$—	$(2.4)	$—	$—	$—	$(3.0)	$—	$(3.0)
Investments in US Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as a Level 1 measurement in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as a Level 2 measurement in the fair value hierarchy. See Note 13 for additional information related to the Company’s available-for-sale investments. The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, foreign currency forward rates or commodity forward rates, and therefore were classified as a Level 2 measurement in the fair value hierarchy. See Note 14 for additional information related to the Company’s derivatives.
The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts.
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 17 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at May 2, 2015, January 31, 2015 and May 3, 2014 were as follows:

	May 2, 2015		January 31, 2015		May 3, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Outstanding debt:
Senior notes (Level 2)	$398.5	$415.6	$398.5	$415.3	$—	$—
Securitization facility (Level 2)	600.0	600.0	600.0	600.0	—	—
Term loan (Level 2)	385.0	385.0	390.0	390.0	—	—
Capital lease obligations (Level 2)	0.9	0.9	1.2	1.2	—	—
Total outstanding debt	$1,384.4	$1,401.5	$1,389.7	$1,406.5	$—	$—
16. Pension plans
Signet operates a defined benefit pension plan in the UK (the “UK Plan”) for participating eligible employees of the UK Jewelry division. The components of net periodic pension cost and other amounts recognized in OCI for the UK Plan are as follows:

	13 weeks ended
(in millions)	May 2, 2015	May 3, 2014
Components of net periodic pension benefit (cost):
Service cost	$(0.6)	$(0.6)
Interest cost	(1.9)	(2.5)
Expected return on UK Plan assets	2.8	3.8
Amortization of unrecognized net prior service credit	0.5	0.4
Amortization of unrecognized actuarial loss	(0.8)	(0.5)
Net periodic pension benefit	$—	$0.6
In the 13 weeks ended May 2, 2015, Signet contributed $0.8 million to the UK Plan and expects to contribute a minimum aggregate of $2.4 million at current exchange rates to the UK Plan in Fiscal 2016. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.
17. Loans, overdrafts and long-term debt

(in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Current liabilities – loans and overdrafts:
Revolving credit facility	$—	$—	$—
Current portion of senior unsecured term loan	27.5	25.0	—
Current portion of capital lease obligations	0.7	0.9	—
Bank overdrafts	16.6	71.6	8.8
Total loans and overdrafts	44.8	97.5	8.8

Long-term debt:
Senior unsecured notes due 2024, net of unamortized discount	398.5	398.5	—
Securitization facility	600.0	600.0	—
Senior unsecured term loan	357.5	365.0	—
Capital lease obligations	0.2	0.3	—
Total long-term debt	$1,356.2	$1,363.8	$—

Total loans, overdrafts and long-term debt	$1,401.0	$1,461.3	$8.8
Revolving credit facility and term loan (the "Credit Facility")
The Company has a $400 million senior unsecured multi-currency multi-year revolving credit facility agreement that was entered into in May 2011. The agreement was subsequently amended in May 2014 to extend the maturity date to 2019 and expand the agreement to include a new $400 million term loan. The $400 million five-year senior unsecured term loan requires the Company to make scheduled quarterly principal payments commencing on November 1, 2014 equal to the amounts per annum of the original principal amount of the term loan as follows: 5% in the first year, 7.5% in the second year, 10% in the third year, 12.5% in the fourth year and 15% in the fifth year after the initial payment date, with the balance due on May 27, 2019. As of May 2, 2015, $385.0 million remained outstanding on the term loan. Excluding impact of interest rate swaps designated as cash flow hedges discussed in Note 14, the term loan had a weighted average interest rate of 1.45% during the first quarter of Fiscal 2016.
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
As of May 2, 2015 and January 31, 2015, capitalized fees relating to the amended Credit Facility total $6.7 million, which were incurred and paid during Fiscal 2015. Accumulated amortization related to these capitalized fees was $1.2 million and $0.9 million as of May 2, 2015 and January 31, 2015, respectively. As of May 3, 2014, capitalized fees associated with the May 2011 credit facility agreement were $2.1 million, with $1.4 million of accumulated amortization. Amortization relating to these fees of $0.3 million and $0.2 million was recorded as interest expense in the condensed consolidated income statement for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively.
At May 2, 2015, January 31, 2015 and May 3, 2014 there were no outstanding borrowings under the revolving credit facility. The Company had stand-by letters of credit on the revolving credit facility of $21.0 million, $25.4 million and $8.7 million as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively, that reduce remaining availability under the revolving credit facility.
On February 19, 2014, Signet entered into a definitive agreement to acquire Zale Corporation and concurrently received commitments for an $800 million 364-day unsecured bridge facility to finance the transaction. The bridge facility contained customary fees and incurred interest on any borrowings drawn on the facility. In May 2014, Signet executed its Zale acquisition financing as described in Note 3, replacing the bridge facility commitments in addition to amending its Credit Facility as outlined above, issuing senior unsecured notes and securitizing credit card receivables. No amounts were drawn on the bridge facility commitments prior to replacement by the issuances of long-term debt listed below. Fees of $4.0 million relating to this unsecured bridge facility were incurred and capitalized during Fiscal 2015, with $3.0 million being paid during the 13 weeks ended May 3, 2014. Amortization relating to these fees of $0.8 million was recorded as interest expense in the condensed consolidated income statement for the 13 weeks ended May 3, 2014, with the remaining capitalized fees associated with the bridge facility written off during the second quarter of Fiscal 2015.
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
Capitalized fees relating to the senior unsecured notes total $7.0 million, which were incurred and paid during Fiscal 2015. As of May 2, 2015 and January 31, 2015, accumulated amortization related to these capitalized fees was $0.7 million and $0.5 million. Amortization relating to these fees of $0.2 million was recorded as interest expense in the condensed consolidated income statement for the 13 weeks ended May 2, 2015. No amortization expense was recorded in the 13 weeks ended May 3, 2014 as the issuance of the senior unsecured notes occurred during the second quarter of Fiscal 2015.
Asset-backed securitization facility
On May 15, 2014, the Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”), a wholly-owned Delaware statutory trust and a wholly-owned indirect subsidiary of the Company and issued two-year revolving asset-backed variable funding notes to unrelated third party conduits pursuant to a master indenture dated as of November 2, 2001, as supplemented by the Series 2014-A indenture supplement dated as of May 15, 2014 among the Issuer, Sterling Jewelers Inc. ("SJI") and Deutsche Bank Trust Company Americas, the indenture trustee. Under terms of the notes, the Issuer has obtained $600 million of financing from the unrelated third party commercial paper conduits sponsored by JPMorgan Chase Bank, N.A., which indebtedness is secured by credit card receivables originated from time to time by SJI. The credit card receivables will ultimately be transferred to the Issuer and are serviced by SJI. Signet guarantees the performance by SJI of its obligations under the agreements associated with this financing arrangement. Borrowings under the asset-backed variable funding notes bear interest at a rate per annum equal to LIBOR plus an applicable margin. Payments received from customers for balances outstanding on securitized credit card receivables are utilized to repay amounts outstanding under the facility each period, while proceeds from the facility are received for incremental credit card receivables originated when the receivables are pledged to the Issuer. Such payments received from customers and proceeds from the facility are reflected on a gross basis in the condensed consolidated statements of cash flows. As of May 2, 2015, $600.0 million remained outstanding under the securitization facility with a weighted average interest rate of 1.53% during the first quarter of Fiscal 2016.
Capitalized fees relating to the asset-backed securitization facility total $2.8 million, which were incurred and paid during Fiscal 2015. As of May 2, 2015 and January 31, 2015, accumulated amortization related to these capitalized fees was $1.3 million and $0.9 million. Amortization relating to these fees of $0.4 million was recorded as interest expense in the condensed consolidated income statement for the 13 weeks ended May 2, 2015. No amortization expense was recorded in the 13 weeks ended May 3, 2014 as the issuance of the revolving asset-backed variable funding notes occurred during the second quarter of Fiscal 2015.

On May 28, 2015, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2017 with all terms substantially the same as the original agreement.
Other
As of May 2, 2015, January 31, 2015 and May 3, 2014, the Company was in compliance with all debt covenants.
As of May 2, 2015, January 31, 2015 and May 3, 2014, there were $16.6 million, $71.6 million and $8.8 million in overdrafts, respectively, which represent issued and outstanding checks where no bank balances exist with the right of offset.
18. Deferred revenue
Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions and other as follows:

(in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Sterling Jewelers ESP deferred revenue	$690.7	$668.9	$619.6
Zale ESP deferred revenue	129.3	120.3	—
Voucher promotions and other	21.3	22.7	12.1
Total deferred revenue	$841.3	$811.9	$631.7

Disclosed as:
Current liabilities	$244.0	$248.0	$174.4
Non-current liabilities	597.3	563.9	457.3
Total deferred revenue	$841.3	$811.9	$631.7
ESP deferred revenue

	13 weeks ended
(in millions)	May 2, 2015	May 3, 2014
Sterling Jewelers ESP deferred revenue, beginning of period	$668.9	$601.2
Plans sold	69.3	64.2
Revenue recognized	(47.5)	(45.8)
Sterling Jewelers ESP deferred revenue, end of period	$690.7	$619.6

	13 weeks ended
(in millions)	May 2, 2015	May 3, 2014
Zale ESP deferred revenue, beginning of period	$120.3	n/a
Plans sold	35.2	n/a
Revenue recognized	(26.2)	n/a
Zale ESP deferred revenue, end of period	$129.3	n/a
19. Warranty reserve
Sterling Jewelers and Zale Jewelry segments provide a product lifetime diamond guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six-month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. Sterling Jewelers also provides a similar product lifetime guarantee on color gemstones. The warranty reserve for diamond and gemstone guarantee, included in accrued expenses and other current liabilities, and other non-current liabilities, is as follows:

	13 weeks ended
(in millions)	May 2, 2015	May 3, 2014
Warranty reserve, beginning of period	$44.9	$19.1
Warranty expense	3.0	1.7
Utilized	(3.3)	(1.4)
Warranty reserve, end of period	$44.6	$19.4

(in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Disclosed as:
Current liabilities	$17.7	$17.2	$6.7
Non-current liabilities	26.9	27.7	12.7
At end of period	$44.6	$44.9	$19.4
20. Share-based compensation
Signet recorded share-based compensation expense of $3.3 million for the 13 weeks ended May 2, 2015 related to the Omnibus Plan and Share Saving Plans (13 weeks ended May 3, 2014: $3.2 million).
21. Commitments and contingencies
Legal proceedings
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants' motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. Claimants’ Motion was denied in an order issued April 27, 2015. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition was filed on May 1, 2015 and Claimants’ reply is due on June 5, 2015. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition was filed on March 23, 2015 and SJI’s reply was filed on April 3, 2015. SJI’s motion was heard on May 4, 2015. On April 6, 2015, Claimants filed Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims. SJI filed its opposition on May 12, 2015. Claimants’ reply was filed on May 22, 2015.
Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014 the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit.  The parties have fully briefed the appeal and oral argument occurred on May 5, 2015.
SJI denies the allegations of the Claimants and EEOC and has been defending these cases vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
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
On September 30, 2014, the plaintiffs filed an amended complaint asserting substantially similar claims and allegations as the prior complaint. The amended complaint added Zale Corporation’s former financial advisor, Bank of America Merrill Lynch, as a defendant for allegedly aiding and abetting the Zale Corporation directors’ breaches of fiduciary duty. The amended complaint no longer names as defendants Zale Corporation or the Company’s merger-related subsidiary. The amended complaint seeks, among other things, rescission of the merger or damages, as well as attorneys’ and experts’ fees. The defendant's motion to dismiss was heard by the Court of Chancery on May 20, 2015.
At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
Appraisal Litigation
Following the consummation of the Company’s acquisition of Zale Corporation, on June 4, 2014, two former Zale Corporation stockholders, who, combined, allege ownership of approximately 3.904 million shares of Zale Corporation’s common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Court of Chancery of the State of Delaware, captioned Merion Capital L.P. et al. v. Zale Corp., C.A. No. 9731-VCP. On August 26, 2014, another former Zale Corporation stockholder, who alleges ownership of approximately 2.450 million shares of Zale Corporation’s common stock, filed a second petition for appraisal, captioned TIG Arbitrage Opportunity Fund I, L.P. v. Zale Corp., C.A. No. 10070-VCP. On September 24, 2014, several former Zale Corporation stockholders, who allege ownership of approximately 2.427 million shares of Zale Corporation’s common stock, filed a third petition for appraisal, captioned The Gabelli ABC Fund et al. v. Zale Corp., C.A. No. 10162-VCP. On October 8, 2014, the Court of Chancery consolidated the Merion Capital, TIG, and Gabelli actions for all purposes (the “Appraisal Action”). Petitioners in the Appraisal Action seek a judgment awarding them, among other things, the fair value of their Zale Corporation shares. “Fair value” under Section 8 Del. C. 262(h) is “exclusive of any element of value arising from the accomplishment or expectation of the merger or consolidation, together with interest, if any, to be paid upon the amount determined to be the fair value.” Section 8 Del. C. § 262 provides that unless the Court in its discretion determines otherwise for good cause shown, interest from the effective date of the merger through the date of payment of the judgment shall be compounded quarterly and shall accrue at 5% over the Federal Reserve discount rate (including any surcharge) as established from time to time during the period between the effective date of the merger and the date of payment of the judgment.
The total number of shares of Zale Corporation’s common stock for which appraisal has been demanded and not requested to be withdrawn is approximately 8.8 million, inclusive of the shares allegedly held by petitioners in the Appraisal Action. The parties in the Appraisal Action are currently engaged in discovery. The parties have agreed to a trial in this matter on October 8, 9, 26, and 27, 2015, subject to final order of the Court.
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

22. Condensed consolidating financial information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” We and certain of our subsidiaries have guaranteed the obligations under certain debt securities that have been issued by Signet UK Finance plc. The following presents the condensed consolidating financial information for: (i) the indirect Parent Company (Signet Jewelers Limited); (ii) the Issuer of the guaranteed obligations (Signet UK Finance plc); (iii) the Guarantor subsidiaries, on a combined basis; (iv) the non-guarantor subsidiaries, on a combined basis; (v) consolidating eliminations; and (vi) Signet Jewelers Limited and Subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The Guarantor subsidiaries, along with Signet Jewelers Limited, will fully and unconditionally guarantee the obligations of Signet UK Finance plc under any such debt securities. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.
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

Condensed Consolidated Income Statement
For the 13 week period ended May 2, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,511.0	$19.6	$—	$1,530.6
Cost of sales	—	—	(961.0)	(3.7)	—	(964.7)
Gross margin	—	—	550.0	15.9	—	565.9
Selling, general and administrative expenses	(0.3)	—	(444.2)	(8.7)	—	(453.2)
Other operating income, net	—	—	63.5	—	—	63.5
Operating (loss) income	(0.3)	—	169.3	7.2	—	176.2
Intra-entity interest income (expense)	—	4.7	(46.1)	41.4	—	—
Interest expense, net	—	(4.9)	(3.5)	(2.6)	—	(11.0)
(Loss) income before income taxes	(0.3)	(0.2)	119.7	46.0	—	165.2
Income taxes	—	—	(48.5)	2.1	—	(46.4)
Equity in income of subsidiaries	119.1	—	76.0	77.2	(272.3)	—
Net income (loss)	$118.8	$(0.2)	$147.2	$125.3	$(272.3)	$118.8

Condensed Consolidated Income Statement
For the 13 week period ended May 3, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,043.7	$12.4	$—	$1,056.1
Cost of sales	—	—	(647.6)	(1.3)	—	(648.9)
Gross margin	—	—	396.1	11.1	—	407.2
Selling, general and administrative expenses	(0.4)	—	(303.8)	(6.3)	—	(310.5)
Other operating income, net	—	—	52.0	2.0	—	54.0
Operating (loss) income	(0.4)	—	144.3	6.8	—	150.7
Intra-entity interest (expense) income	—	—	(7.0)	7.0	—	—
Interest expense, net	—	—	(1.8)	—	—	(1.8)
(Loss) income before income taxes	(0.4)	—	135.5	13.8	—	148.9
Income taxes	—	—	(55.9)	3.6	—	(52.3)
Equity in income of subsidiaries	97.0	—	91.2	80.8	(269.0)	—
Net income (loss)	$96.6	$—	$170.8	$98.2	$(269.0)	$96.6

Condensed Consolidated Statement of Comprehensive Income
For the 13 week period ended May 2, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$118.8	$(0.2)	$147.2	$125.3	$(272.3)	$118.8
Other comprehensive income (loss):
Foreign currency translation adjustments	7.5	—	7.5	—	(7.5)	7.5
Available-for-sale securities:
Unrealized loss	(0.1)	—	—	(0.1)	0.1	(0.1)
Cash flow hedges:
Unrealized gain (loss)	(5.9)	—	(5.9)	—	5.9	(5.9)
Reclassification adjustment for losses to net income	0.5	—	0.5	—	(0.5)	0.5
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	0.7	—	0.7	—	(0.7)	0.7
Reclassification adjustment to net income for amortization of prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Total other comprehensive income	2.3	—	2.4	(0.1)	(2.3)	2.3
Total comprehensive income (loss)	$121.1	$(0.2)	$149.6	$125.2	$(274.6)	$121.1

Condensed Consolidated Statement of Comprehensive Income
For the 13 week period ended May 3, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$96.6	$—	$170.8	$98.2	$(269.0)	$96.6
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	10.9	(1.8)	0.5	9.6
Cash flow hedges:
Unrealized gain	—	—	0.3	—	—	0.3
Reclassification adjustment for losses to net income	—	—	4.7	—	—	4.7
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	—	—	0.4	—	—	0.4
Reclassification adjustment to net income for amortization of prior service credits	—	—	(0.3)	—	—	(0.3)
Total other comprehensive (loss) income	—	—	16.0	(1.8)	0.5	14.7
Total comprehensive income	$96.6	$—	$186.8	$96.4	$(268.5)	$111.3

Condensed Consolidated Balance Sheet
May 2, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.9	$0.1	$110.4	$11.2	$—	$122.6
Accounts receivable, net	—	—	1,498.3	1.6	—	1,499.9
Intra-entity receivables, net	85.9	—	—	90.3	(176.2)	—
Other receivables	—	—	45.4	11.1	—	56.5
Other current assets	0.4	0.7	126.0	5.3	—	132.4
Deferred tax assets	—	—	5.4	0.3	—	5.7
Income taxes	—	—	5.3	—	—	5.3
Inventories	—	—	2,407.2	80.6	—	2,487.8
Total current assets	87.2	0.8	4,198.0	200.4	(176.2)	4,310.2
Non-current assets:
Property, plant and equipment, net	—	—	663.2	5.5	—	668.7
Goodwill	—	—	517.1	3.6	—	520.7
Intangible assets, net	—	—	445.9	—	—	445.9
Investment in subsidiaries	2,822.7	—	541.5	523.9	(3,888.1)	—
Intra-entity receivables, net	—	407.3	—	3,484.8	(3,892.1)	—
Other assets	—	5.6	109.5	26.0	—	141.1
Deferred tax assets	—	—	119.8	0.1	—	119.9
Retirement benefit asset	—	—	38.1	—	—	38.1
Total assets	$2,909.9	$413.7	$6,633.1	$4,244.3	$(7,956.4)	$6,244.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$44.8	$—	$—	$44.8
Accounts payable	—	—	252.2	4.3	—	256.5
Intra-entity payables, net	—	—	176.2	—	(176.2)	—
Accrued expenses and other current liabilities	18.0	7.1	386.7	8.7	—	420.5
Deferred revenue	—	—	244.0	—	—	244.0
Deferred tax liabilities	—	—	158.9	—	—	158.9
Income taxes	—	—	28.2	0.1	—	28.3
Total current liabilities	18.0	7.1	1,291.0	13.1	(176.2)	1,153.0
Non-current liabilities:
Long-term debt	—	398.5	357.7	600.0	—	1,356.2
Intra-entity payables, net	—	—	3,892.1	—	(3,892.1)	—
Other liabilities	—	—	216.8	7.6	—	224.4
Deferred revenue	—	—	597.3	—	—	597.3
Deferred tax liabilities	—	—	21.8	—	—	21.8
Total liabilities	18.0	405.6	6,376.7	620.7	(4,068.3)	3,352.7
Total shareholders’ equity	2,891.9	8.1	256.4	3,623.6	(3,888.1)	2,891.9
Total liabilities and shareholders’ equity	$2,909.9	$413.7	$6,633.1	$4,244.3	$(7,956.4)	$6,244.6

Condensed Consolidated Balance Sheet
January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.1	$0.1	$166.5	$24.9	$—	$193.6
Accounts receivable, net	—	—	1,566.2	1.4	—	1,567.6
Intra-entity receivables, net	121.6	—	—	61.8	(183.4)	—
Other receivables	—	—	53.9	9.7	—	63.6
Other current assets	0.1	0.7	130.9	5.5	—	137.2
Deferred tax assets	—	—	4.3	0.2	—	4.5
Income taxes	—	—	1.8	—	—	1.8
Inventories	—	—	2,376.6	62.4	—	2,439.0
Total current assets	123.8	0.8	4,300.2	165.9	(183.4)	4,407.3
Non-current assets:
Property, plant and equipment, net	—	—	660.2	5.7	—	665.9
Goodwill	—	—	515.6	3.6	—	519.2
Intangible assets	—	—	447.1	—	—	447.1
Investment in subsidiaries	2,701.3	—	462.8	421.7	(3,585.8)	—
Intra-entity receivables, net	—	402.4	—	3,490.0	(3,892.4)	—
Other assets	—	5.8	105.3	28.9	—	140.0
Deferred tax assets	—	—	111.0	0.1	—	111.1
Retirement benefit asset	—	—	37.0	—	—	37.0
Total assets	$2,825.1	$409.0	$6,639.2	$4,115.9	$(7,661.6)	$6,327.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$97.5	$—	$—	$97.5
Accounts payable	—	—	273.4	4.3	—	277.7
Intra-entity payables, net	—	—	183.4	—	(183.4)	—
Accrued expenses and other current liabilities	14.7	2.4	456.7	8.6	—	482.4
Deferred revenue	—	—	248.0	—	—	248.0
Deferred tax liabilities	—	—	145.8	—	—	145.8
Income taxes	—	(0.2)	87.7	(0.6)	—	86.9
Total current liabilities	14.7	2.2	1,492.5	12.3	(183.4)	1,338.3
Non-current liabilities:
Long-term debt	—	398.5	365.3	600.0	—	1,363.8
Intra-entity payables, net	—	—	3,892.4	—	(3,892.4)	—
Other liabilities	—	—	222.0	8.2	—	230.2
Deferred revenue	—	—	563.9	—	—	563.9
Deferred tax liabilities	—	—	21.0	—	—	21.0
Total liabilities	14.7	400.7	6,557.1	620.5	(4,075.8)	3,517.2
Total shareholders’ equity	2,810.4	8.3	82.1	3,495.4	(3,585.8)	2,810.4
Total liabilities and shareholders’ equity	$2,825.1	$409.0	$6,639.2	$4,115.9	$(7,661.6)	$6,327.6

Condensed Consolidated Balance Sheet
May 3, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$—	$226.7	$20.7	$—	$249.1
Accounts receivable, net	—	—	1,299.4	8.8	—	1,308.2
Intra-entity receivables, net	24.3	—	—	233.5	(257.8)	—
Other receivables	—	—	46.0	1.1	—	47.1
Other current assets	0.1	—	90.5	0.4	—	91.0
Deferred tax assets	—	—	2.5	0.2	—	2.7
Income taxes	—	—	10.1	0.6	—	10.7
Inventories	—	—	1,469.4	54.5	—	1,523.9
Total current assets	26.1	—	3,144.6	319.8	(257.8)	3,232.7
Non-current assets:
Property, plant and equipment, net	—	—	487.8	6.2	—	494.0
Goodwill	—	—	23.2	3.6	—	26.8
Investment in subsidiaries	2,634.0	—	1,559.9	1,243.9	(5,437.8)	—
Intra-entity receivables, net	—	—	—	1,098.0	(1,098.0)	—
Other assets	—	—	93.5	—	—	93.5
Deferred tax assets	—	—	114.8	—	—	114.8
Retirement benefit asset	—	—	59.8	—	—	59.8
Total assets	$2,660.1	$—	$5,483.6	$2,671.5	$(6,793.6)	$4,021.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$8.8	$—	$—	$8.8
Accounts payable	—	—	162.9	0.2	—	163.1
Intra-entity payables, net	—	—	257.8	—	(257.8)	—
Accrued expenses and other current liabilities	16.3	—	274.2	3.3	—	293.8
Deferred revenue	—	—	174.4	—	—	174.4
Deferred tax liabilities	—	—	123.9	—	—	123.9
Income taxes	—	—	35.7	(3.5)	—	32.2
Total current liabilities	16.3	—	1,037.7	—	(257.8)	796.2
Non-current liabilities:
Deferred tax liabilities	—	—	2.7	—	—	2.7
Intra-entity payables, net	—	—	1,098.0	—	(1,098.0)	—
Other liabilities	—	—	118.5	3.1	—	121.6
Deferred revenue	—	—	457.3	—	—	457.3
Total liabilities	16.3	—	2,714.2	3.1	(1,355.8)	1,377.8
Total shareholders’ equity	2,643.8	—	2,769.4	2,668.4	(5,437.8)	2,643.8
Total liabilities and shareholders’ equity	$2,660.1	$—	$5,483.6	$2,671.5	$(6,793.6)	$4,021.6

Condensed Consolidated Statement of Cash Flows
For the 13 week period ended May 2, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3.4)	$4.9	$54.4	$11.1	$—	$67.0
Investing activities
Purchase of property, plant and equipment	—	—	(42.9)	—	—	(42.9)
Investment in subsidiaries	—	—	—	—	—	—
Purchase of available-for-sale securities	—	—	—	(1.4)	—	(1.4)
Proceeds from available-for-sale securities	—	—	—	3.5	—	3.5
Net cash (used in) provided by investing activities	—	—	(42.9)	2.1	—	(40.8)
Financing activities
Dividends paid	(14.4)	—	—	—	—	(14.4)
Proceeds from issuance of common shares	0.1	—	—	—	—	0.1
Excess tax benefit from exercise of share awards	—	—	5.1	—	—	5.1
Proceeds from long-term debt	—	—	—	638.2	—	638.2
Repayment of long-term debt	—	—	(5.0)	(638.2)	—	(643.2)
Repurchase of common shares	(19.1)	—	—	—	—	(19.1)
Net settlement of equity based awards	(8.7)	—	—	—	—	(8.7)
Capital lease payments	—	—	(0.3)	—	—	(0.3)
Proceeds from (repayment of) short-term borrowings	—	—	(55.0)	—	—	(55.0)
Intra-entity activity, net	44.3	(4.9)	(12.5)	(26.9)	—	—
Net cash (used in) provided by financing activities	2.2	(4.9)	(67.7)	(26.9)	—	(97.3)
Cash and cash equivalents at beginning of period	2.1	0.1	166.5	24.9	—	193.6
(Decrease) increase in cash and cash equivalents	(1.2)	—	(56.2)	(13.7)	—	(71.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	—	0.1
Cash and cash equivalents at end of period	$0.9	$0.1	$110.4	$11.2	$—	$122.6

Condensed Consolidated Statement of Cash Flows
For the 13 week period ended May 3, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.5)	$—	$62.4	$11.6	$—	$73.5
Investing activities
Purchase of property, plant and equipment	—	—	(27.8)	(0.3)	—	(28.1)
Net cash used in investing activities	—	—	(27.8)	(0.3)	—	(28.1)
Financing activities
Dividends paid	(12.0)	—	—	—	—	(12.0)
Intra-entity dividends paid	—	—	1.1	(1.1)	—	—
Proceeds from issuance of common shares	1.0	—	—	—	—	1.0
Excess tax benefit from exercise of share awards	—	—	7.7	—	—	7.7
Repurchase of common shares	(11.4)	—	—	—	—	(11.4)
Net settlement of equity based awards	(15.3)	—	—	—	—	(15.3)
Payment of debt issuance costs	—	—	(3.0)	—	—	(3.0)
Repayment of short-term borrowings	—	—	(10.5)	—	—	(10.5)
Intra-entity activity, net	38.5	—	(42.4)	3.9	—	—
Net cash used in financing activities	0.8	—	(47.1)	2.8	—	(43.5)
Cash and cash equivalents at beginning of period	1.4	—	237.0	9.2	—	247.6
Decrease in cash and cash equivalents	0.3	—	(12.5)	14.1	—	1.9
Effect of exchange rate changes on cash and cash equivalents	—	—	2.2	(2.6)	—	(0.4)
Cash and cash equivalents at end of period	$1.7	$—	$226.7	$20.7	$—	$249.1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For a discussion of these risks and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the "Risk Factors" section of Signet's Fiscal 2015 Annual Report on Form 10-K filed with the SEC on March 26, 2015 and Part II, Item 1A of this Form 10-Q. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
OVERVIEW
Signet Jewelers Limited ("Signet" or the "Company") is the world's largest retailer of diamond jewelry. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. Its corporate website is www.signetjewelers.com, from where documents that the Company is required to file or furnish with the US Securities and Exchange Commission (“SEC”) may be viewed or downloaded free of charge.
On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation (the "Acquisition") for $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400.0 million of long-term debt. The Acquisition aligns with each strategic pillar of the Company’s Vision 2020. See Notes 3 and 17 of Item 1 for additional information related to the Acquisition and the issuance of long-term debt to finance the transaction, respectively.
The Company manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment. It operated 1,522 stores in all 50 states at May 2, 2015. Its stores operate nationally in malls and off-mall locations principally as Kay Jewelers (“Kay”) and Jared The Galleria Of Jewelry (“Jared”). The division also operates a variety of mall-based regional brands.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 968 jewelry stores at May 2, 2015, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales and the Canada store brand Peoples Jewellers. The division also operates regional brands Gordon’s Jewelers and Mappins Jewellers.

◦	Piercing Pagoda, which operated 599 mall-based kiosks at May 2, 2015, is located in shopping malls in the US and Puerto Rico.

•	The UK Jewelry division is one reportable segment. It operated 500 stores at May 2, 2015. Its stores operate in shopping malls and off-mall (i.e. high street) principally as H.Samuel and Ernest Jones.
Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment "Other" for financial reporting purposes. Our diamond sourcing function includes our diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company's operating segments.

Transactions Affecting Comparability of Results of Operations and Liquidity and Capital Resources
The comparability of the Company’s operating results for the 13 week periods ended May 2, 2015 and May 3, 2014 presented herein has been affected by certain transactions, including:

•	The Zale Acquisition that closed on May 29, 2014, as described in Note 3 of Item 1;

•	Certain transaction-related costs;

•	Zale Acquisition financing as described in Note 3 and Note 17 of Item 1, including global financing arrangements; and

•	Certain non-recurring purchase accounting adjustments.
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

(in millions, except per share amounts)	13 weeks ended		Change %	Impact of exchange rate movement	13 weeks ended May 3, 2014 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
Sales by segments:	May 2, 2015	May 3, 2014
Sterling Jewelers	$944.2	$903.5	4.5%	$—	$903.5	4.5%
Zale Jewelry	372.9	n/a	—%	—	—	—%
Piercing Pagoda	64.2	n/a	—%	—	—	—%
UK Jewelry	146.5	151.7	(3.4)%	(14.3)	137.4	6.6%
Other	2.8	0.9	211.1%	—	0.9	211.1%
	1,530.6	1,056.1	44.9%	(14.3)	1,041.8	46.9%
Cost of sales	(964.7)	(648.9)	(48.7)%	10.4	(638.5)	(51.1)%
Gross margin	565.9	407.2	39.0%	(3.9)	403.3	40.3%
Selling, general and administrative expenses	(453.2)	(310.5)	(46.0)%	3.9	(306.6)	(47.8)%
Other operating income, net	63.5	54.0	17.6%	0.1	54.1	17.4%
Operating income (loss):
Sterling Jewelers	178.2	166.3	7.2%	—	166.3	7.2%
Zale Jewelry(1)	10.4	n/a	—%	—	—	—%
Piercing Pagoda(2)	5.1	n/a	—%	—	—	—%
UK Jewelry	0.5	—	—%	—	—	—%
Other(3)	(18.0)	(15.6)	(15.4)%	0.1	(15.5)	(16.1)%
	176.2	150.7	16.9%	0.1	150.8	16.8%
Interest expense, net	(11.0)	(1.8)	(511.1)%	—	(1.8)	(511.1)%
Income before income taxes	165.2	148.9	10.9%	0.1	149.0	10.9%
Income taxes	(46.4)	(52.3)	11.3%	—	(52.3)	11.3%
Net income	$118.8	$96.6	23.0%	$0.1	$96.7	22.9%
Basic earnings per share	$1.49	$1.21	23.1%	$—	$1.21	23.1%
Diluted earnings per share	$1.48	$1.20	23.3%	$—	$1.20	23.3%
(1) Includes net operating loss of $9.1 million related to the effect of purchase accounting associated with the acquisition of Zale Corporation for the 13 weeks ended May 2, 2015.
(2) Includes net operating loss impact of $2.3 million related to the effect of purchase accounting associated with the acquisition of Zale Corporation for the 13 weeks ended May 2, 2015.
(3) Includes $6.4 million and $8.4 million of transaction-related and integration expenses for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses.
n/a Not applicable as Zale division was acquired on May 29, 2014.

2. Operating data reflecting the impact of Zale operations and acquisition-related costs
The below table reflects the impact of the Zale operations, costs associated with the integration of the acquisition of Zale Corporation, along with certain other accounting adjustments made. Management finds the information useful to analyze the results of the business excluding these items in order to appropriately evaluate the performance of the business without the impact of significant and unusual items.

(a) First Quarter Fiscal 2016 operating data reflecting the impact of Zale operations and acquisition-related costs

(in millions, except per share amount and % of sales)	Adjusted Signet		Accounting adjustments(1)	Transaction costs(2)	Signet consolidated, as reported
Sales	$1,539.2	100.0%	$(8.6)	$—	$1,530.6
Cost of sales	(957.8)	(62.2)%	(6.9)	—	(964.7)
Gross margin	581.4	37.8%	(15.5)	—	565.9
Selling, general and administrative expenses	(450.9)	(29.3)%	4.1	(6.4)	(453.2)
Other operating income, net	63.5	4.1%	—	—	63.5
Operating income (loss)	194.0	12.6%	(11.4)	(6.4)	176.2
Interest expense, net	(11.0)	(0.7)%	—	—	(11.0)
Income before income taxes	183.0	11.9%	(11.4)	(6.4)	165.2
Income taxes	(52.8)	(3.4)%	4.0	2.4	(46.4)
Net income (loss)	130.2	8.5%	(7.4)	(4.0)	118.8
Earnings per share – diluted	$1.62		$(0.09)	$(0.05)	$1.48

	Adjusted Signet excluding Zale(3)		Zale operations		Adjusted Signet
Sales	$1,093.5	100.0%	$445.7	100.0%	$1,539.2	100.0%
Cost of sales	(670.1)	(61.3)%	(287.7)	(64.6)%	(957.8)	(62.2)%
Gross margin	423.4	38.7%	158.0	35.4%	581.4	37.8%
Selling, general and administrative expenses	(320.5)	(29.3)%	(130.4)	(29.3)%	(450.9)	(29.3)%
Other operating income, net	64.2	5.9%	(0.7)	(0.1)%	63.5	4.1%
Operating income	167.1	15.3%	26.9	6.0%	194.0	12.6%
Interest expense, net	(10.2)	(0.9)%	(0.8)	(0.1)%	(11.0)	(0.7)%
Income before income taxes	156.9	14.4%	26.1	5.9%	183.0	11.9%
Income taxes	(42.6)	(3.9)%	(10.2)	(2.3)%	(52.8)	(3.4)%
Net income (loss)	114.3	10.5%	15.9	3.6%	130.2	8.5%
Earnings per share – diluted	$1.42		$0.20		$1.62

(1)
Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to the Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment results in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014 as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $32.2 million and amortization of acquired intangibles.

(2)
Transaction costs include transaction-related and integration expenses associated with advisor fees for legal, tax, accounting and consulting expenses. These costs are included within Signet’s Other segment.

(3)	Includes capital structure and financing costs.

(b) First Quarter Fiscal 2015 operating data reflecting the impact of acquisition-related costs

(in millions, except per share amount and % of sales)	Adjusted Signet		Transaction costs(1)	Signet consolidated, as reported
Sales	$1,056.1	100.0%	$—	$1,056.1
Cost of sales	(648.9)	(61.4)%	—	(648.9)
Gross margin	407.2	38.6%	—	407.2
Selling, general and administrative expenses	(302.1)	(28.6)%	(8.4)	(310.5)
Other operating income, net	54.0	5.1%	—	54.0
Operating income	159.1	15.1%	(8.4)	150.7
Interest expense, net	(1.0)	(0.1)%	(0.8)	(1.8)
Income before income taxes	158.1	15.0%	(9.2)	148.9
Income taxes	(54.2)	(5.2)%	1.9	(52.3)
Net income (loss)	103.9	9.8%	(7.3)	96.6
Earnings per share – diluted	$1.29		$(0.09)	$1.20

(1)
Transaction costs include pre-acquisition transaction-related and integration expenses associated with bridge financing and advisor fees for legal, tax, accounting and consulting expenses. These costs are included within Signet’s Other segment.

3. Net cash (debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt, and is helpful in providing a measure of the total indebtedness of the Company.

(in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Cash and cash equivalents	$122.6	$193.6	$249.1
Loans and overdrafts	(44.8)	(97.5)	(8.8)
Long-term debt	(1,356.2)	(1,363.8)	—
Net (debt) cash	$(1,278.4)	$(1,267.7)	$240.3

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

	13 weeks ended	52 weeks ended	13 weeks ended
(in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Net cash provided by operating activities	$67.0	$283.0	$73.5
Purchase of property, plant and equipment	(42.9)	(220.2)	(28.1)
Free cash flow	$24.1	$62.8	$45.4

5. Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA")
Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and income taxes (operating income), depreciation and amortization, and non-cash acquisition-related accounting adjustments. Adjusted EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs, and non-cash acquisition-related accounting adjustments. Management believes this financial measure is helpful to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies.

	13 weeks ended
(in millions)	May 2, 2015		May 3, 2014
Operating income	$176.2		$150.7
Depreciation and amortization on property, plant and equipment	38.3	(1)	28.0
Amortization of definite-lived intangibles	3.5	(1)(2)	—
Amortization of unfavorable leases and contracts	(8.8)	(2)	—
Other non-cash accounting adjustments	16.7	(2)	—
Adjusted EBITDA	$225.9		$178.7
(1) Total amount of depreciation and amortization reflected on the condensed consolidated statement of cash flows reflects $41.8 million for the 13 weeks ended May 2, 2015, which includes $3.5 million related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.
(2) Total net operating loss relating to Acquisition accounting adjustments is $11.4 million for the 13 weeks ended May 2, 2015 as reflected in the non-GAAP tables above.

Results of operations
The following should be read in conjunction with the financial statements and related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2015 Annual Report on Form 10-K. The results for the first quarter of Fiscal 2016 include Zale, which was acquired on May 29, 2014 and therefore affect the comparability of Signet’s operating results for the 13 week periods ended May 2, 2015 and May 3, 2014. Signet’s results are affected by adjustments related to purchase accounting and transaction costs associated with integrating the acquisition. For comparability purposes, Signet results that exclude adjustments in connection with the acquisition of Zale will be referred to within Management’s Discussion and Analysis as "Adjusted Signet." See Non-GAAP measures on pages 36-40.
First Quarter Highlights

•	Same store sales: up 3.6%.

•	Operating income: $176.2 million, up $25.5 million or 16.9%. Adjusted(1) operating income: $194.0 million, up 21.9% compared to $159.1 million in first quarter Fiscal 2015.

•	Diluted earnings per share: $1.48, up 23.3%. Adjusted(1) diluted earnings per share: $1.62, up 25.6% compared to $1.29 in first quarter Fiscal 2015.

(1)
Non-GAAP measure. The Company uses adjusted metrics, which adjust for purchase accounting and transaction costs related to the Zale acquisition to give investors information as to the Company’s results without regard to the expenses associated with the May 2014 acquisition of Zale.

(in millions)	First quarter of Fiscal 2016		First quarter of Fiscal 2015
	$	% of sales	$	% of sales
Sales	$1,530.6	100.0%	$1,056.1	100.0%
Cost of sales	(964.7)	(63.0)	(648.9)	(61.4)
Gross margin	565.9	37.0	407.2	38.6
Selling, general and administrative expenses	(453.2)	(29.6)	(310.5)	(29.4)
Other operating income, net	63.5	4.1	54.0	5.1
Operating income	176.2	11.5	150.7	14.3
Interest expense, net	(11.0)	(0.7)	(1.8)	(0.2)
Income before income taxes	165.2	10.8	148.9	14.1
Income taxes	(46.4)	(3.0)	(52.3)	(5.0)
Net income	$118.8	7.8%	$96.6	9.1%

First quarter sales
In the first quarter, Signet’s same store sales increased 3.6%, compared to an increase of 3.3% in the prior year first quarter, and total sales increased 44.9% to $1,530.6 million compared to $1,056.1 million in the prior year first quarter. The increase in sales was primarily driven by the addition of the Zale division, which added $437.1 million of sales. eCommerce sales in the first quarter were $76.9 million, which included $28.6 million of Zale eCommerce sales, compared to $38.7 million in the prior year first quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
First quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	2.3%	2.2%	4.5%	—%	4.5%	$944.2
Zale Jewelry	5.5%					$372.9
Piercing Pagoda	6.1%					$64.2
Zale division(4)	5.6%					$437.1
UK Jewelry division	6.2%	0.4%	6.6%	(10.0)%	(3.4)%	$146.5
Other(5)	—%	nm	nm	—%	nm	$2.8
Signet	3.6%	43.3%	46.9%	(2.0)%	44.9%	$1,530.6
Adjusted Signet(3)						$1,539.2
Adjusted Signet excluding Zale(3)						$1,093.5
(1) Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.
(2) Includes all sales from stores not open for 12 months.
(3) Non-GAAP measure.
(4) Same store sales presented for Zale division to provide comparative performance measures. Year-over-year results not applicable because Signet did not own Zale division in prior year.
(5) Includes sales from Signet's diamond sourcing initiative.
nm not meaningful.
Sterling Jewelers sales
In the first quarter, the Sterling Jewelers division's total sales were $944.2 million compared to $903.5 million in the prior year first quarter, up 4.5% and same store sales increased 2.3%, compared to an increase of 3.2% in the prior year first quarter. Sales increases in the first quarter were driven principally by Kay and by select diamond jewelry collections, as well as watches. In the quarter, the average transaction price increased and the number of transactions decreased for both Kay and Jared due principally to merchandise mix including bridal and higher price point fashion collections. See table below for further analysis.

	Change from previous year
First quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	3.6%	2.4%	6.0%	$596.6
Jared(3)	0.2%	4.2%	4.4%	$295.5
Regional brands	(0.8)%	(8.7)%	(9.5)%	$52.1
Sterling Jewelers division	2.3%	2.2%	4.5%	$944.2

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First quarter	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Kay	$408	$385	6.0%	0.3%	(2.8)%	7.7%
Jared	$558	$540	2.6%	(4.1)%	(3.2)%	9.9%
Regional brands	$414	$400	3.5%	0.5%	(4.7)%	(0.1)%
Sterling Jewelers division	$446	$424	4.7%	(0.9)%	(3.0)%	7.6%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Zale sales
As Zale was acquired May 29, 2014, there is no comparable period presented. The Zale division's first quarter total sales were $437.1 million. Zale Jewelry contributed $372.9 million and Piercing Pagoda contributed $64.2 million of revenues. Total Zale division total sales included purchase accounting adjustments of $(8.6) million related to a reduction of deferred revenue associated with extended warranty sales. Same store sales increased 5.6% driven primarily by sales associate training, new marketing creative and branded bridal and branded diamond fashion merchandise in the Zale Jewelry segment.

First quarter of Fiscal 2016	Same store sales(1)	Total sales (in millions)
Zales	6.1%	$297.3
Gordon’s	(3.1)%	$20.8
Zale US Jewelry	5.4%	$318.1
Peoples	6.6%	$47.2
Mappins	2.9%	$7.6
Zale Canada Jewelry	6.1%	$54.8
Total Zale Jewelry	5.5%	$372.9
Piercing Pagoda	6.1%	$64.2
Zale division(2)	5.6%	$437.1

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

UK Jewelry sales
In the first quarter, the UK Jewelry division’s total sales decreased 3.4% to $146.5 million compared to $151.7 million in the prior year first quarter and increased 6.6% at constant exchange rates. Same store sales increased 6.2% compared to an increase of 4.1% in the prior year first quarter. The increase in sales was primarily driven by branded bridal, fashion diamond jewelry and fashion watches. The average merchandise transaction value increased in both H.Samuel and Ernest Jones primarily driven by increases in diamond sales. The number of merchandise transactions increased in both H.Samuel and Ernest Jones due to strong performance in diamond, fashion jewelry and watch sales. See the table below for further analysis of sales.

	Change from previous year
First quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	4.2%	0.6%	4.8%	(9.9)%	(5.1)%	$74.8
Ernest Jones	8.3%	0.3%	8.6%	(10.2)%	(1.6)%	$71.7
UK Jewelry division	6.2%	0.4%	6.6%	(10.0)%	(3.4)%	$146.5

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First quarter	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
H.Samuel	£74	£72	2.8%	(5.3)%	2.3%	8.6%
Ernest Jones	£265	£254	3.1%	(7.3)%	3.6%	11.5%
UK Jewelry division	£114	£110	3.6%	(5.2)%	2.6%	9.2%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.
(2)     Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns.

Cost of sales and gross margin
In the first quarter, gross margin was $565.9 million or 37.0% of sales compared to $407.2 million or 38.6% of sales in the prior year first quarter. Adjusted gross margin was $581.4 million or 37.8% of adjusted sales. The decrease in the adjusted gross margin rate from prior year of 80 basis points was due to the lower gross margins associated with the Zale division. Zale, which reduced Signet's adjusted gross margin rate by 90 basis points, operates with a lower gross margin structure than the Sterling division and represents an area of focus for improvement. The impact of Zale on Signet’s adjusted gross margin rate was partially offset by a higher gross margin rate as follows:

•
Gross margin dollars in the Sterling Jewelers division increased $17.9 million compared to the prior year first quarter, reflecting higher sales and a gross margin rate increase of 10 basis points. The gross margin rate expansion was driven principally by an improvement in the merchandise margin due to favorable commodity costs.

•
In the UK Jewelry division, gross margin dollars decreased $1.2 million but gross margin rate increased 10 basis points compared to the prior year first quarter. The decrease in dollars was due to lower total sales as a result of foreign currency translation. The gross margin rate increase was a result of lower store occupancy expenses.

Selling, general and administrative expenses (“SGA”)
Selling, general and administrative expenses (“SGA”) were $453.2 million or 29.6% of sales compared to $310.5 million or 29.4% of sales in first quarter Fiscal 2015. The $142.7 million increase was primarily due to the addition of the Zale division this year. In addition, included in SGA were $2.3 million of adjustments related to purchase accounting and transaction related expenses in the current year quarter compared to $8.4 million of pre-transaction expenses in the comparable prior year quarter. Adjusted SGA was $450.9 million or 29.3% of sales compared to adjusted SGA of $302.1 million or 28.6% of sales in first quarter Fiscal 2015. The adjusted Signet SGA rate excluding Zale would have also been 29.3%. The difference between the adjusted Signet SGA rate excluding Zale and the prior year first quarter adjusted Signet SGA rate was primarily due to planned higher advertising expense in the Sterling division and higher Signet central costs due to legal and payroll related costs.
Other operating income, net
Other operating income in the first quarter was $63.5 million or 4.1% of sales compared to $54.0 million or 5.1% of sales in the prior year first quarter. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.
Operating income
Operating income was $176.2 million, or 11.5% of sales compared to $150.7 million or 14.3% of sales last year. Included in operating income were adjustments which reduced operating income by $17.8 million in the first quarter compared with adjustments of $8.4 million in the prior year first quarter. Adjusted operating income was $194.0 million, or 12.6% of sales compared to adjusted operating income of $159.1 million or 15.1% of sales last year. The 250 basis point decrease in adjusted operating margins was due to the addition of the Zale division this year. Excluding the Zale division, the adjusted Signet operating margin would have been 15.3%, up 20 basis points compared to last year. Operating income consisted of the following components:

	First Quarter of Fiscal 2016		First Quarter of Fiscal 2015
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$178.2	18.9%	$166.3	18.4%
Zale division(1)	15.5	3.5%	n/a	n/a
UK Jewelry division	0.5	0.3%	—	—%
Other(2)	(18.0)	nm	(15.6)	nm
Operating income	$176.2	11.5%	$150.7	14.3%

(1)
Zale division includes net operating loss impact of $11.4 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $26.9 million or 6.0% of sales. The Zale division operating income included $19.5 million from Zale Jewelry or 5.1% of sales and $7.4 million from Piercing Pagoda or 11.5% of sales.

(2)
Other includes $6.4 million of transaction costs in the first quarter of Fiscal 2016 and $8.4 million of pre-transaction costs in the first quarter of Fiscal 2015. Transaction costs include expenses associated principally for integration consulting, while pre-transaction costs relate to transaction and integration expenses associated with bridge financing and advisor fees for legal, tax, accounting and consulting expenses.

nm Not meaningful
n/a Not applicable as Zale division was acquired on May 29, 2014.

Interest expense, net
In the first quarter, net interest expense was $11.0 million compared to $1.8 million in the prior year first quarter driven by the $1.4 billion of debt related to financing the acquisition of Zale Corporation.
Income before income taxes
For the first quarter, income before income taxes was up 10.9% to $165.2 million or 10.8% of sales compared to $148.9 million or 14.1% of sales in the prior year first quarter.
Income taxes
In the first quarter, income tax expense was $46.4 million compared to $52.3 million in the prior year first quarter. The first quarter effective tax rate was 28.1% compared to 35.1% in the prior year first quarter driven principally by the impact of the Company's amended capital structure and financing arrangements utilized to fund the acquisition of Zale Corporation. The full year effective tax rate is expected to be approximately 28% to 29%.
Net income
For the first quarter, net income was up 23.0% to $118.8 million or 7.8% of sales compared to $96.6 million or 9.1% of sales in the prior year first quarter. Adjusted net income was $130.2 million or 8.5% of adjusted sales compared to $103.9 million or 9.8% of adjusted sales in the prior year first quarter.
Earnings per share
For the first quarter, diluted earnings per share were $1.48 compared to $1.20 in the prior year first quarter, up 23.3%. Adjusted diluted earnings per share were $1.62, which included a contribution of $0.20 per share related to the Zale division and a contribution of $0.07 per share related to Signet's capital structure, net of incremental financing expense. The weighted average diluted number of common shares outstanding was 80.2 million compared to 80.3 million in the prior year first quarter.
Dividends per share
In the first quarter of Fiscal 2016, dividends of $0.22 per share were approved by the Board of Directors compared to $0.18 in the first quarter of Fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the first quarter of Fiscal 2016 and Fiscal 2015:

	13 weeks ended
(in millions)	May 2, 2015	May 3, 2014
Net cash provided by operating activities	$67.0	$73.5
Net cash used in investing activities	(40.8)	(28.1)
Net cash used in financing activities	(97.3)	(43.5)
(Decrease) increase in cash and cash equivalents	(71.1)	1.9
Cash and cash equivalents at beginning of period	193.6	247.6
(Decrease) increase in cash and cash equivalents	(71.1)	1.9
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.4)
Cash and cash equivalents at end of period	$122.6	$249.1
Operating activities
Net cash provided by operating activities was $67.0 million compared to $73.5 million in the prior year comparable period. Net income increased by $22.2 million to $118.8 million from $96.6 million and depreciation and amortization increased $13.8 million to $41.8 million from $28.0 million in the prior year comparable period. The increase in depreciation and amortization was primarily due to the Zale Division. The primary drivers of cash used in operating activities were as follows:

•
Cash provided by accounts receivable was $67.7 million as compared to $66.2 million in the prior year first quarter. In the Sterling Jewelers division, credit participation was 60.7% and the average monthly collection rate was 12.6% compared to 58.1% and 13.2%, respectively, in the prior year comparable period. The decrease in the average monthly collection rate is primarily attributed to the continued shift of customers opting for regular credit terms which requires lower monthly payments and no down payment as opposed to the 12-month interests free program.

•
Cash used for purchases of inventory and inventory-related items was $43.7 million compared to $19.9 million in the prior year comparable period. The change in inventories is primarily attributed to new stores and rough diamonds purchases. Accounts payable used $19.0 million compared to a use of $4.2 million in the prior year comparable period primarily driven by the Zale Division and timing of payments.

•
Total inventory as of May 2, 2015 was $2,487.8 million compared to the January 31, 2015 balance of $2,439.0 million and prior year comparable quarter balance of $1,523.9 million. The change in inventories is primarily attributed to the acquisition of Zale which increased inventory by $895.9 million as well as new stores and higher diamond inventory associated with our bridal business and diamond sourcing initiative.

•
Cash used for accrued expenses and other liabilities was $71.1 million compared to $42.7 million in the prior year comparable period primarily driven by salary and payroll-related items paid in the first quarter related to incentive compensation.

Investing activities
In the first quarter of Fiscal 2016, net cash used in investing activities was $40.8 million, compared to $28.1 million in the prior year comparable period. This was driven primarily by capital expenditures of $42.9 million compared to capital expenditures of $28.1 million in Fiscal 2015. The overall increase in capital additions was primarily due to new Kay and Jared stores, store remodels and Zale division information technology infrastructure and stores.

Stores opened and closed in the 13 weeks ended May 2, 2015:

	January 31, 2015		Openings	Closures	May 2, 2015
Store count:
Kay	1,094		19	(2)	1,111
Jared	253		4	(1)	256
Regional brands	157		—	(2)	155
Sterling Jewelers division	1,504	(1)	23	(5)	1,522

Zales	716		1	(3)	714
Peoples	144		—	—	144
Regional brands	112		—	(2)	110
Total Zale Jewelry	972		1	(5)	968
Piercing Pagoda	605		—	(6)	599
Zale division	1,577	(1)	1	(11)	1,567

H. Samuel	302		—	—	302
Ernest Jones	196		2	—	198
UK Jewelry division	498	(1)	2	—	500

Signet	3,579		26	(16)	3,589

(1)
The annual net change in selling square footage for Fiscal 2015 for Sterling Jewelers division and UK Jewelry division was 5% and 2%, respectively. As the Acquisition occurred during Fiscal 2015, the Zale division does not have a comparable prior period to show the net change in selling square footage.

Planned store count changes for the remainder of Fiscal 2016:
Signet anticipates opening between 90 - 110 new stores or 30 to 35 new stores net of closures in Fiscal 2016. Net selling square footage is anticipated to grow between 2% to 3% for the year driven principally by the addition of off-mall stores led by Kay and Jared. Square footage growth will be offset in part primarily due to the closure of regional store brands in North America.

	Gross locations	Net locations	Net square feet
Sterling Jewelers division	up 55 to 65	up 30 to 35	up 3% to 4%
Zale division	up 30 to 35	approximately flat	approximately flat
UK Jewelry division	up 5 to 10	slight increase	slight increase
Financing activities
In the first quarter of Fiscal 2016, net cash used in financing activities was $97.3 million, compared to $43.5 million in the prior year comparable period. This increase of $53.8 million was driven primarily by payments related to overdrafts in the Zale division and required quarterly principal payments on debt incurred to finance the Acquisition. Details of the major items within financing activities are discussed below:
Dividends

	May 2, 2015			May 3, 2014
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter(1)	$0.22	$17.6	(2)	$0.18	$14.4

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the dividend declared in the fourth quarter of Fiscal 2015 of $0.18 per share was paid on February 26, 2015 in the aggregate of $14.4 million.

(2)
As of May 2, 2015 and May 3, 2014, $17.6 million and $14.4 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the first quarter of Fiscal 2016 and Fiscal 2015, respectively.

Share repurchase
The Company’s share repurchase activity was as follows:

		13 weeks ended May 2, 2015				13 weeks ended May 3, 2014
	Amount authorized	Shares repurchased	Amount repurchased		Average repurchase price per share	Shares repurchased	Amount repurchased		Average repurchase price per share
	(in millions)		(in millions)				(in millions)
2013 Program(1)	$350.0	160,298	$21.9	(2)	$136.84	126,468	$12.9	(2)	$102.10

(1)
On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $243.7 million remaining as of May 2, 2015.

(2)
As of May 2, 2015 and May 3, 2014, $2.8 million and $1.5 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting shares repurchased but not yet settled and paid for by the end of the quarter.

Proceeds from issuance of Common Shares
In the first quarter of Fiscal 2016, $0.1 million was received for the exercise of share options pursuant to Signet's equity compensation programs. This compares to $1.0 million in the first quarter of Fiscal 2015.
Movement in cash and indebtedness
Net debt was $1,278.4 million as of May 2, 2015 compared to net cash of $240.3 million as of May 3, 2014; see non-GAAP measures discussed herein.
Cash and cash equivalents at May 2, 2015 were $122.6 million compared to $249.1 million as of May 3, 2014. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At May 2, 2015, Signet had $1,383.5 million of outstanding debt, which was incurred to finance the Acquisition during the second quarter of Fiscal 2015. The debt is comprised of $398.5 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility and a $385.0 million term loan facility. The term loan requires the Company to make scheduled quarterly principal payments over the five-year term. During the first quarter of Fiscal 2016, a $5.0 million principal payment was made. In addition, the Company maintains a $400 million revolving credit facility, which was undrawn upon as of May 2, 2015. On May 28, 2015, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2017 with all terms substantially the same as the original agreement.
At May 3, 2014, Signet maintained a $400 million revolving credit facility, which was undrawn upon during the first quarter of Fiscal 2015. In addition, Signet entered into an $800 million 364-day unsecured bridge facility to finance the acquisition of Zale Corporation. No amounts were drawn on this bridge facility, which was replaced in the second quarter of Fiscal 2015 when the Company executed its acquisition financing.
The Company had stand-by letters of credit on the revolving credit facility of $21.0 million and $8.7 million as of May 2, 2015 and May 3, 2014, respectively, that reduce remaining availability under the revolving credit facility.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments at May 2, 2015 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 31, 2015, filed with the SEC on March 26, 2015.
SEASONALITY
Signet’s sales are seasonal, with the first quarter slightly exceeding 20% of annual sales, the second and third quarters each approximating 20% and the fourth quarter accounting for almost 40% of annual sales, with December being by far the most important month of the year. The “Holiday Season” consists of results for the months of November and December. As a result, approximately 45% to 55% of Signet’s annual operating income normally occurs in the fourth quarter, comprised of nearly all of the UK Jewelry and Zale divisions’ annual operating income and about 40% to 45% of the Sterling Jewelers division’s annual operating income.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies covering areas of greater complexity that are subject to the exercise of judgment due to the reliance on key estimates are listed below. A comprehensive listing of Signet's critical accounting policies are set forth in the financial statements in Item 1.
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
The Sterling Jewelers division sells extended service plans, subject to certain conditions, to perform repair work over the lifetime of the product. Revenue from the sale of these lifetime extended service plans is deferred and recognized over 14 years, with approximately 43% of revenue recognized within the first two years (January 31, 2015: 45%; May 3, 2014: 45%).
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
The Zale division also sells extended service plans. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime extended service plans is deferred and recognized over 10 years, with approximately 69% of revenue recognized within the first two years (January 31, 2015: 69%). Revenues related to the optional theft protection are deferred and recognized over the two-year contract period on a straight-line basis. Zale Jewelry customers are also offered a two-year watch warranty and a one-year warranty that covers breakage. Piercing Pagoda customers are also offered a one-year warranty that covers breakage. Revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.
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
Signet’s market risk profile as of May 2, 2015 has not materially changed since January 31, 2015. The market risk profile as of January 31, 2015 is disclosed in Signet’s Fiscal 2015 Annual Report on Form 10-K, filed with the SEC on March 26, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 2, 2015.
Changes in internal control over financial reporting
During the first quarter of Fiscal 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 21 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2015 Annual Report on Form 10-K, filed with the SEC on March 26, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the first quarter of Fiscal 2016:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2015 to February 28, 2015	—	$—	—	$265,585,172
March 1, 2015 to March 28, 2015	35,187	$132.41	—	$265,585,172
March 29, 2015 to May 2, 2015	186,069	$136.92	160,298	$243,650,037
Total	221,256	$136.20	160,298	$243,650,037

(1)
Includes 60,958 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under our share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)	On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice

ITEM 5. OTHER INFORMATION
Asset-backed securitization facility amendment
On May 28, 2015, Sterling Jewelers Receivables Master Note Trust (the “Issuer”), a Delaware statutory trust and an indirect subsidiary of Signet Jewelers Limited (“Signet”), entered into an amendment (the “Amendment”) to the Note Purchase Agreement (defined below) extending the scheduled revolving period for the Issuer’s notes thereunder from May 16, 2016, to May 22, 2017.  The “Note Purchase Agreement” is the Note Purchase Agreement, dated as of May 15, 2014 (the “Note Purchase Agreement”), among the Issuer, Sterling Jewelers Receivables Corp. (“SJRC”), Sterling Jewelers Inc. (“SJI”), the conduit purchasers party thereto, the committed purchasers party thereto and J.P. Morgan Chase Bank, N.A. relating to its Series 2014-A asset-backed variable funding notes (the “Notes”) issued pursuant to the Master Indenture, dated as of November 2, 2001 (the “Master Indenture”), among the Issuer, SJI, as servicer, and Deutsche Bank Trust Company Americas (the “Indenture Trustee”), as supplemented by the 2014-A Indenture Supplement, dated as of May 15, 2014 (the “Indenture Supplement”), among the Issuer, SJI and the Indenture Trustee. See Note 17 of Item 1 and our Form 8-K filed on May 21, 2014 for additional information related to the asset-backed securitization facility.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

10.1*	Amended and Restated Employment Agreement dated July 26, 2010 between Sterling Jewelers Inc. and Steven Becker.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Signet hereby agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of long-term debt under which the total amount of securities authorized does not exceed 10% of the total assets of Signet and its subsidiaries on a consolidated basis that is not filed or incorporated by reference as an exhibit to our annual and quarterly reports.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signet Jewelers Limited

Date:	June 3, 2015	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)