Form 10-Q
period 2015-08-01
SIGNET JEWELERS LTD
filed 2015-09-03
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 1, 2015 or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Stock, $0.18 par value, 79,592,007 shares as of August 28, 2015

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014	Notes
Sales	$1,410.6	$1,225.9	$2,941.2	$2,282.0	4
Cost of sales	(919.8)	(816.9)	(1,884.5)	(1,465.8)
Gross margin	490.8	409.0	1,056.7	816.2
Selling, general and administrative expenses	(452.8)	(379.2)	(906.0)	(689.7)
Other operating income, net	62.8	53.7	126.3	107.7
Operating income	100.8	83.5	277.0	234.2	4
Interest expense, net	(11.1)	(13.7)	(22.1)	(15.5)
Income before income taxes	89.7	69.8	254.9	218.7
Income taxes	(27.5)	(11.8)	(73.9)	(64.1)	8
Net income	$62.2	$58.0	$181.0	$154.6
Earnings per share: basic	$0.78	$0.73	$2.27	$1.93	5
diluted	$0.78	$0.72	$2.26	$1.93	5
Weighted average common shares outstanding: basic	79.7	79.9	79.8	79.9	5
diluted	79.9	80.2	80.0	80.2	5
Dividends declared per share	$0.22	$0.18	$0.44	$0.36	6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	August 1, 2015			August 2, 2014
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$62.2			$58.0
Other comprehensive income (loss):
Foreign currency translation adjustments	$(4.7)	$—	(4.7)	$(2.3)	$—	(2.3)
Available-for-sale securities:
Unrealized loss on securities, net	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Cash flow hedges:
Unrealized (loss) gain	(8.1)	2.6	(5.5)	(0.2)	0.1	(0.1)
Reclassification adjustment of losses to net income	1.1	(0.3)	0.8	5.1	(1.7)	3.4
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	0.9	(0.2)	0.7	0.5	(0.1)	0.4
Reclassification adjustment to net income for amortization of prior service (credits) costs	(0.6)	0.1	(0.5)	(0.5)	0.1	(0.4)
Total other comprehensive income (loss)	$(11.6)	$2.2	$(9.4)	$2.4	$(1.6)	$0.8
Total comprehensive income			$52.8			$58.8

	26 weeks ended
	August 1, 2015			August 2, 2014
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$181.0			$154.6
Other comprehensive income (loss):
Foreign currency translation adjustments	$2.8	$—	2.8	$7.3	$—	7.3
Available-for-sale securities:
Unrealized loss on securities, net	(0.3)	—	(0.3)	(0.2)	—	(0.2)
Cash flow hedges:
Unrealized (loss) gain	(17.2)	5.8	(11.4)	0.5	(0.3)	0.2
Reclassification adjustment of losses to net income	1.8	(0.5)	1.3	12.5	(4.4)	8.1
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	1.7	(0.3)	1.4	1.0	(0.2)	0.8
Reclassification adjustment to net income for amortization of prior service credits	(1.1)	0.2	(0.9)	(0.9)	0.2	(0.7)
Total other comprehensive income (loss)	$(12.3)	$5.2	$(7.1)	$20.2	$(4.7)	$15.5
Total comprehensive income			$173.9			$170.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	August 1, 2015	January 31, 2015	August 2, 2014	Notes
Assets
Current assets:
Cash and cash equivalents	$159.8	$193.6	$215.0
Accounts receivable, net	1,493.2	1,567.6	1,316.0	9
Other receivables	55.2	63.6	54.1
Other current assets	126.8	137.2	120.5
Deferred tax assets	4.3	4.5	2.3
Income taxes	3.0	1.8	15.5
Inventories	2,414.2	2,439.0	2,345.3	10
Total current assets	4,256.5	4,407.3	4,068.7
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $915.1, $852.1 and $831.7, respectively	685.1	665.9	627.8
Goodwill	517.6	519.2	551.9	11
Intangible assets, net	437.8	447.1	467.6	11
Other assets	145.4	140.0	133.0	12
Deferred tax assets	129.0	111.1	84.4
Retirement benefit asset	40.4	37.0	61.3	16
Total assets	$6,211.8	$6,327.6	$5,994.7
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$82.0	$97.5	$31.2	17
Accounts payable	194.0	277.7	235.0
Accrued expenses and other current liabilities	453.1	482.4	422.1
Deferred revenue	230.2	248.0	211.1	18
Deferred tax liabilities	172.4	145.8	218.9
Income taxes	5.8	86.9	55.4
Total current liabilities	1,137.5	1,338.3	1,173.7
Non-current liabilities:
Long-term debt	1,348.7	1,363.8	1,379.1	17
Other liabilities	226.2	230.2	235.4
Deferred revenue	607.0	563.9	520.4	18
Deferred tax liabilities	20.2	21.0	2.2
Total liabilities	3,339.6	3,517.2	3,310.8
Commitments and contingencies				21
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 79.7 shares outstanding (January 31, 2015: 80.3 outstanding; August 2, 2014: 80.2 outstanding)	15.7	15.7	15.7
Additional paid-in capital	269.7	265.2	262.5
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 7.5 shares (January 31, 2015: 6.9 shares; August 2, 2014: 7.0 shares)	(452.7)	(370.0)	(367.0)	6
Retained earnings	3,282.8	3,135.7	2,935.3
Accumulated other comprehensive loss	(243.7)	(236.6)	(163.0)	7
Total shareholders’ equity	2,872.2	2,810.4	2,683.9
Total liabilities and shareholders’ equity	$6,211.8	$6,327.6	$5,994.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net income	$62.2	$58.0	$181.0	$154.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.7	36.5	84.5	64.5
Amortization of unfavorable leases and contracts	(8.8)	(5.9)	(17.6)	(5.9)
Pension benefit	—	(0.6)	—	(1.2)
Share-based compensation	3.8	4.0	7.1	7.2
Deferred taxation	7.0	(13.6)	13.9	(4.2)
Excess tax benefit from exercise of share awards	—	—	(5.1)	(7.7)
Amortization of debt discount and issuance costs	0.7	4.5	1.6	5.5
Other non-cash movements	(0.2)	0.7	2.0	0.1
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	7.0	(7.9)	74.7	58.3
Increase in other receivables and other assets	(6.3)	(2.3)	(0.5)	(4.0)
Decrease (increase) in other current assets	6.5	(23.5)	4.8	(22.8)
Decrease in inventories	72.1	37.0	28.4	17.1
Decrease in accounts payable	(61.8)	(24.7)	(80.8)	(28.9)
Increase (decrease) in accrued expenses and other liabilities	42.5	23.7	(28.6)	(19.0)
(Decrease) increase in deferred revenue	(3.7)	6.1	24.0	21.0
(Decrease) increase in income taxes payable	(19.4)	19.5	(77.3)	(48.5)
Pension plan contributions	(0.7)	(1.1)	(1.5)	(2.2)
Net cash provided by operating activities	143.6	110.4	210.6	183.9
Investing activities
Purchase of property, plant and equipment	(56.0)	(61.9)	(98.9)	(90.0)
Purchase of available-for-sale securities	(0.5)	(1.2)	(1.9)	(1.2)
Proceeds from sale of available-for-sale securities	0.1	1.0	3.6	1.0
Acquisition of Zale Corporation, net of cash acquired	—	(1,429.2)	—	(1,429.2)
Net cash used in investing activities	(56.4)	(1,491.3)	(97.2)	(1,519.4)
Financing activities
Dividends paid	(17.7)	(14.4)	(32.1)	(26.4)
Proceeds from issuance of common shares	0.1	1.0	0.2	2.0
Excess tax benefit from exercise of share awards	—	—	5.1	7.7
Proceeds from senior notes	—	398.4	—	398.4
Proceeds from term loan	—	400.0	—	400.0
Repayments of term loan	(5.0)	—	(10.0)	—
Proceeds from securitization facility	558.1	930.6	1,196.3	930.6
Repayments of securitization facility	(558.1)	(330.6)	(1,196.3)	(330.6)
Payment of debt issuance costs	—	(15.4)	—	(18.4)
Repurchase of common shares	(62.8)	(11.0)	(81.9)	(22.4)
Net settlement of equity based awards	0.4	0.2	(8.3)	(15.1)
Principal payments under capital lease obligations	(0.3)	(0.2)	(0.6)	(0.2)
Repayment of short-term borrowings	35.0	(11.7)	(20.0)	(22.2)
Net cash (used in) provided by financing activities	(50.3)	1,346.9	(147.6)	1,303.4

Cash and cash equivalents at beginning of period	122.6	249.1	193.6	247.6
Increase (decrease) in cash and cash equivalents	36.9	(34.0)	(34.2)	(32.1)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)	0.4	(0.5)
Cash and cash equivalents at end of period	$159.8	$215.0	$159.8	$215.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at January 31, 2015	$15.7	$265.2	$0.4	$(370.0)	$3,135.7	$(236.6)	$2,810.4
Net income	—	—	—	—	181.0	—	181.0
Other comprehensive income	—	—	—	—	—	(7.1)	(7.1)
Dividends	—	—	—	—	(35.2)	—	(35.2)
Repurchase of common shares	—	—	—	(81.9)	—	—	(81.9)
Net settlement of equity based awards	—	(2.6)	—	(1.1)	1.4	—	(2.3)
Share options exercised	—	—	—	0.3	(0.1)	—	0.2
Share-based compensation expense	—	7.1	—	—	—	—	7.1
Balance at August 1, 2015	$15.7	$269.7	$0.4	$(452.7)	$3,282.8	$(243.7)	$2,872.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world's largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the US, UK and Canada. Signet manages its business as five reportable segments: the Sterling Jewelers division, the Zale division, which consists of Zale Jewelry and Piercing Pagoda, the UK Jewelry division and the Other reportable segment.
The Sterling Jewelers division operates retail stores in all 50 US states in malls, outlets and off-mall locations under brands including Kay Jewelers, Kay Jewelers Outlet, Jared The Galleria Of Jewelry, Jared Vault and various mall-based regional brands. The Zale division primarily operates in shopping malls throughout the US, Canada and Puerto Rico. Zale Jewelry retail stores operate under brands including Zales Jewelers, Zales Outlet, Peoples Jewellers and various regional brands, while Piercing Pagoda operates through mall-based kiosks. The UK Jewelry division's retail stores operate in major regional shopping malls and off-mall "high street" locations (main shopping thoroughfares with high pedestrian traffic) under brands including H.Samuel and Ernest Jones. The Other reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 4 for additional discussion of the Company’s segments.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2016 is the 52 week year ending January 30, 2016 and Fiscal 2015 was the 52 week year ended January 31, 2015. Within these condensed consolidated financial statements, the second quarter and year to date of the relevant fiscal years 2016 and 2015 refer to the 13 and 26 weeks ended August 1, 2015 and August 2, 2014, respectively.

Foreign currency translation
The financial position and operating results of certain foreign operations, including the UK Jewelry division and the Canadian operations of the Zale Jewelry segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within the condensed consolidated income statements, whereas translation adjustments and gains or losses related to intercompany loans of a long-term investment nature are recognized as a component of AOCI.
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
The Sterling Jewelers division sells extended service plans, subject to certain conditions, to perform repair work over the life of the product. Revenue from the sale of these lifetime extended service plans is recognized consistent with the estimated pattern of claim costs expected to be incurred by the Company in connection with performing under the extended service plan obligations. Based on an evaluation of historical claims data, management currently estimates that substantially all claims will be incurred within 17 years of the sale of the warranty contract.
In the second quarter of Fiscal 2016, an operational change related to the Sterling Jewelers division's extended service plans associated with ring sizing was made to further align Zale and Sterling ESP policies. As a result, revenue from the sale of these lifetime extended service plans in the Sterling Jewelers division is deferred and recognized over 17 years for all plans, with approximately 57% of revenue recognized within the first two years for plans sold on or after May 2, 2015 and 42% of revenue recognized within the first two years for plans sold prior to May 2, 2015 (January 31, 2015: 45%; August 2, 2014: 45%).
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
Reclassification
The Company has reclassified the presentation of certain prior year amounts in the statement of cash flows to conform to the current year presentation.

2. New accounting pronouncements
New accounting pronouncements to be adopted in future periods
Revenue recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 provides alternative methods of retrospective adoption. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers-Deferral of the Effective Date.” The new guidance defers the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, including interim periods within that annual period. Signet is currently assessing the impact, if any, as well as the available methods of implementation, that the adoption of this accounting pronouncement will have on the Company's financial position or results of operations.
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
Inventory
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory.” The new guidance states that inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. Signet is currently assessing the impact, if any, that that adoption of this guidance will have on the Company's financial position or results of operations.

3. Acquisitions
Zale Corporation
On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation, making the entity a wholly-owned consolidated subsidiary of Signet (the "Zale Acquisition" or "Acquisition"). Under the terms of the Agreement and Plan of Merger, Zale Corporation shareholders received $21 per share in cash for each outstanding share of common stock and the vesting, upon consummation of the Acquisition, of certain outstanding Zale Corporation restricted stock units and stock options, which converted into the right to receive the merger consideration of $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400.0 million of long-term debt, including: (a) $400.0 million of senior unsecured notes due in 2024, (b) $600.0 million of two-year revolving asset-backed variable funding notes, and (c) a $400.0 million five-year senior unsecured term loan facility. See Note 17 for additional information related to the Company’s long-term debt instruments.
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

	13 weeks ended	26 weeks ended
(in millions, except per share amounts)	August 2, 2014	August 2, 2014
Pro forma sales	$1,378.8	$2,858.2
Pro forma net income	$83.7	$198.7
Pro forma earnings per share – basic	$1.05	$2.49
Pro forma earnings per share – diluted	$1.04	$2.48
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

•
Exclusion of acquisition-related costs of $30.8 million and $39.2 million, which were included in the Company’s net income during the 13 and 26 weeks ended August 2, 2014, respectively. Also excluded were costs associated with the unsecured bridge facility discussed in Note 17 of $3.2 million and $4.0 million, which were included in the Company's net income during the 13 and 26 weeks ended August 2, 2014, respectively. All amounts were reported within the Other segment.

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
4. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet's chief operating decision maker utilizes sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its five reportable segments: the Sterling Jewelers division, the Zale division, which consists of Zale Jewelry and Piercing Pagoda, the UK Jewelry division and a separate reportable segment, "Other". Other consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions that are below the quantifiable threshold for separate disclosure as a reportable segment. See Note 1 for additional information.

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Sales:
Sterling Jewelers	$858.5	$810.4	$1,802.7	$1,713.9
Zale Jewelry	336.4	215.0	709.3	215.0
Piercing Pagoda	52.9	32.5	117.1	32.5
UK Jewelry	159.1	162.9	305.6	314.6
Other	3.7	5.1	6.5	6.0
Total sales	$1,410.6	$1,225.9	$2,941.2	$2,282.0

Operating income (loss):
Sterling Jewelers	$157.8	$129.9	$336.0	$296.2
Zale Jewelry(1)	(2.0)	(8.0)	8.4	(8.0)
Piercing Pagoda(2)	(0.1)	(1.8)	5.0	(1.8)
UK Jewelry	3.2	1.1	3.7	1.1
Other(3)	(58.1)	(37.7)	(76.1)	(53.3)
Total operating income	$100.8	$83.5	$277.0	$234.2

(1)
Includes net operating loss of $4.4 million and $13.5 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 and 26 weeks ended August 1, 2015 and $9.4 million for the 13 and 26 weeks ended August 2, 2014, respectively. See Note 3 for additional information.

(2)
Includes net operating loss of $0.7 million and $3.0 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 weeks ended August 1, 2015 and $2.1 million for the 13 and 26 weeks ended August 2, 2014, respectively. See Note 3 for additional information.

(3)
Includes $43.6 million and $50.0 million of transaction-related and integration expenses, including the impact of the appraisal rights legal settlement discussed in Note 19, for the 13 and 26 weeks ended August 1, 2015 and $30.8 million and $39.2 million of transaction-related and integration expenses for the 13 and 26 weeks ended August 2, 2014, respectively. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting services.

(in millions)	August 1, 2015	January 31, 2015	August 2, 2014
Total assets:
Sterling Jewelers	$3,607.9	$3,647.3	$3,296.4
Zale Jewelry	1,831.9	1,903.6	1,881.6
Piercing Pagoda	116.9	132.8	123.9
UK Jewelry	432.2	413.5	475.4
Other	222.9	230.4	217.4
Total assets	$6,211.8	$6,327.6	$5,994.7

5. Earnings per share

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$62.2	$58.0	$181.0	$154.6
Basic weighted average number of shares outstanding	79.7	79.9	79.8	79.9
Dilutive effect of share awards	0.2	0.3	0.2	0.3
Diluted weighted average number of shares outstanding	79.9	80.2	80.0	80.2
Earnings per share – basic	$0.78	$0.73	$2.27	$1.93
Earnings per share – diluted	$0.78	$0.72	$2.26	$1.93

The basic weighted average number of shares outstanding excludes non-vested time-based restricted shares, shares held by the Employee Stock Ownership Trust and treasury shares. Such shares are not considered outstanding and do not qualify for dividends, except for time-based restricted shares for which dividends are earned and payable by the Company subject to full vesting. The effect of excluding these shares is to reduce the average number of shares in the 13 and 26 weeks ended August 1, 2015 by 7,447,046 and 7,327,100 shares, respectively (13 and 26 weeks ended August 2, 2014: 7,299,705 and 7,286,160 shares, respectively). The calculation of fully diluted EPS for the 13 and 26 weeks ended August 1, 2015 excludes share awards of 72,406 shares (13 and 26 weeks ended August 2, 2014: 5,128 and 2,564 share awards, respectively) on the basis that their effect would be anti-dilutive.
6. Shareholders' equity
Share repurchase

		26 weeks ended August 1, 2015			26 weeks ended August 2, 2014
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)
2013 Program(1)	$350.0	628,955	$81.9	$130.27	220,132	$22.4	$101.57

(1)
On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $183.7 million remaining as of August 1, 2015.

Dividends

	Fiscal 2016			Fiscal 2015
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter(1)	$0.22	$17.6	(2)	$0.18	$14.4
Second quarter	$0.22	$17.6	(3)	$0.18	$14.4	(3)

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the dividend declared in the fourth quarter of Fiscal 2015 of $0.18 per share was paid on February 26, 2015 in the aggregate of $14.4 million.

(2)	The first quarter Fiscal 2016 $0.22 per share cash dividend was paid on May 27, 2015 in the aggregate amount of $17.6 million.

(3)
As of August 1, 2015 and August 2, 2014, $17.6 million and $14.4 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the second quarter of Fiscal 2016 and Fiscal 2015, respectively.

7. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credit (cost)	Accumulated other comprehensive (loss) income
Balance at January 31, 2015	$(197.6)	$—	$4.4	$(56.7)	$13.3	$(236.6)
Other comprehensive income ("OCI") before reclassifications	2.8	(0.3)	(11.4)	—	—	(8.9)
Amounts reclassified from AOCI to earnings	—	—	1.3	1.4	(0.9)	1.8
Net current-period OCI	2.8	(0.3)	(10.1)	1.4	(0.9)	(7.1)
Balance at August 1, 2015	$(194.8)	$(0.3)	$(5.7)	$(55.3)	$12.4	$(243.7)

 The amounts reclassified from AOCI, by individual component, were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		26 weeks ended
(in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014	Income statement caption
Losses on cash flow hedges:
Foreign currency contracts	$—	$0.3	$0.1	$0.3	Cost of sales (see Note 14)
Interest rate swaps	0.8	—	1.1	—	Interest expense, net (see Note 14)
Commodity contracts	0.3	4.8	0.6	12.2	Cost of sales (see Note 14)
Total before income tax	1.1	5.1	1.8	12.5
Income taxes	(0.3)	(1.7)	(0.5)	(4.4)
Net of tax	0.8	3.4	1.3	8.1

Defined benefit pension plan items:
Amortization of unrecognized net prior service credit	(0.6)	(0.5)	(1.1)	(0.9)	Selling, general and administrative expenses(1)
Amortization of unrecognized actuarial loss	0.9	0.5	1.7	1.0	Selling, general and administrative expenses(1)
Total before income tax	0.3	—	0.6	0.1
Income taxes	(0.1)	—	(0.1)	—
Net of tax	0.2	—	0.5	0.1

Total reclassifications, net of tax	$1.0	$3.4	$1.8	$8.2

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 16 for additional information.
8. Income taxes
Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. The provision for income taxes is based on the current estimate of the consolidated annual effective tax rate.  As of August 1, 2015, the Company expects its annual effective tax rate to be approximately 29.0% compared to 29.3% as of August 2, 2014.  The estimated effective tax rates exclude the effects of any discrete items that may be recognized in future periods.
During the second quarter of Fiscal 2016, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified as of January 31, 2015.
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

(in millions)	August 1, 2015	January 31, 2015	August 2, 2014
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,483.1	$1,552.9	$1,305.1
Other accounts receivable	10.1	14.7	10.9
Total accounts receivable, net	$1,493.2	$1,567.6	$1,316.0

Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.
Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $7.9 million (January 31, 2015 and August 2, 2014: $13.7 million and $10.0 million, respectively), with a corresponding valuation allowance of $0.5 million (January 31, 2015 and August 2, 2014: $0.5 million and $0.6 million, respectively). The credit function for the Zale division is outsourced and, as such, no material accounts receivable exist as of August 1, 2015, January 31, 2015 or August 2, 2014.
The allowance for credit losses on Sterling Jewelers' customer in-house finance receivables is shown below:

	26 weeks ended
(in millions)	August 1, 2015	August 2, 2014
Beginning balance:	$(113.1)	$(97.8)
Charge-offs	74.6	63.0
Recoveries	18.4	15.0
Provision	(95.9)	(79.1)
Ending balance	$(116.0)	$(98.9)
Ending receivable balance evaluated for impairment	1,599.1	1,404.0
Sterling Jewelers customer in-house finance receivables, net	$1,483.1	$1,305.1
Net bad debt expense is defined as the provision expense less recoveries.
The following tables summarize the credit quality indicator and age analysis of past due Sterling Jewelers' customer in-house finance receivables:

	August 1, 2015		January 31, 2015		August 2, 2014
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$1,252.4	$(38.1)	$1,332.2	$(41.1)	$1,110.6	$(34.0)
Past due, aged 31 – 90 days	278.4	(9.6)	271.1	(9.3)	236.8	(8.3)
Non Performing:
Past due, aged more than 90 days	68.3	(68.3)	62.7	(62.7)	56.6	(56.6)
	$1,599.1	$(116.0)	$1,666.0	$(113.1)	$1,404.0	$(98.9)

	August 1, 2015		January 31, 2015		August 2, 2014
(as a % of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing	95.7%	3.1%	96.2%	3.1%	96.0%	3.1%
Non Performing	4.3%	100.0%	3.8%	100.0%	4.0%	100.0%
	100.0%	7.3%	100.0%	6.8%	100.0%	7.0%
Securitized credit card receivables
The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust established on May 15, 2014. See Note 17 for additional information regarding this asset-backed securitization facility.

10. Inventories
The following table summarizes the details of the Company's inventory:

(in millions)	August 1, 2015	January 31, 2015	August 2, 2014
Raw materials	$114.2	$75.2	$55.5
Finished goods	2,300.0	2,363.8	2,289.8
Total inventories	$2,414.2	$2,439.0	$2,345.3
11. Goodwill and intangibles
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at February 1, 2014	$23.2	$—	$—	$—	$3.6	$26.8
Acquisitions	—	499.4	—	—	—	499.4
Impact of foreign exchange	—	(7.0)	—	—	—	(7.0)
Balance at January 31, 2015	23.2	492.4	—	—	3.6	519.2
Impact of foreign exchange	—	(1.6)	—	—	—	(1.6)
Balance at August 1, 2015	$23.2	$490.8	$—	$—	$3.6	$517.6
There have been no goodwill impairment losses recognized during the fiscal periods presented in the condensed consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may be required.
Intangibles
Intangible assets with indefinite and definite lives represent Zale trade names and favorable leases acquired, while intangible liabilities with definite lives represent unfavorable leases and contract rights acquired in the Zale Acquisition. No other intangible assets or liabilities were recognized prior to the acquisition of Zale Corporation on May 29, 2014. The following table provides additional detail regarding the composition of intangible assets and liabilities as of August 1, 2015, January 31, 2015 and August 2, 2014:

		August 1, 2015			January 31, 2015			August 2, 2014
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.5	$(0.3)	$1.2	$1.5	$(0.2)	$1.3	$1.6	$—	$1.6
Favorable leases	Intangible assets, net	47.6	(15.8)	31.8	48.1	(9.1)	39.0	50.2	(2.4)	47.8
Total definite-lived intangible assets		49.1	(16.1)	33.0	49.6	(9.3)	40.3	51.8	(2.4)	49.4
Indefinite-lived trade names	Intangible assets, net	404.8	—	404.8	406.8	—	406.8	418.2	—	418.2
Total intangible assets, net		$453.9	$(16.1)	$437.8	$456.4	$(9.3)	$447.1	$470.0	$(2.4)	$467.6
Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(48.3)	$16.8	$(31.5)	$(48.7)	$9.7	$(39.0)	$(50.5)	$2.4	$(48.1)
Unfavorable contracts	Other liabilities	(65.6)	24.2	(41.4)	(65.6)	13.8	(51.8)	(65.6)	3.5	(62.1)
Total intangible liabilities, net		$(113.9)	$41.0	$(72.9)	$(114.3)	$23.5	$(90.8)	$(116.1)	$5.9	$(110.2)

12. Other assets

(in millions)	August 1, 2015	January 31, 2015	August 2, 2014
Deferred extended service plan costs	$75.2	$69.7	$64.5
Investments	23.2	25.2	22.3
Other assets	47.0	45.1	46.2
Total other assets	$145.4	$140.0	$133.0
In addition, other current assets include deferred direct costs in relation to the sale of extended service plans of $23.9 million as of August 1, 2015 (January 31, 2015 and August 2, 2014: $24.9 million and $22.9 million, respectively).
13. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported as other assets in the accompanying condensed consolidated balance sheets. Investments are recorded at fair value based on quoted market prices for identical or similar securities in active markets. All investments are classified as available-for-sale and include the following:

	August 1, 2015			January 31, 2015			August 2, 2014
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$9.2	$(0.3)	$8.9	$9.7	$(0.1)	$9.6	$10.0	$(0.1)	$9.9
US government agency securities	1.0	(0.1)	0.9	1.4	—	1.4	1.3	—	1.3
Corporate bonds and notes	9.9	—	9.9	10.6	0.2	10.8	8.7	(0.1)	8.6
Corporate equity securities	3.4	0.1	3.5	3.5	(0.1)	3.4	2.5	—	2.5
Total investments	$23.5	$(0.3)	$23.2	$25.2	$—	$25.2	$22.5	$(0.2)	$22.3
At August 1, 2015, the carrying value of investments included a net unrealized loss of $0.3 million, which is included in AOCI. Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during the 13 and 26 weeks ended August 1, 2015 (13 and 26 weeks ended August 2, 2014: none). Investments with a carrying value of $7.2 million were on deposit with various state insurance departments at August 1, 2015 (January 31, 2015 and August 2, 2014: $7.2 million and $7.4 million, respectively), as required by law.
Investments in debt securities outstanding as of August 1, 2015 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$1.5	$1.5
Year two through year five	10.6	10.3
Year six through year ten	7.9	7.8
After ten years	0.1	0.1
Total investment in debt securities	$20.1	$19.7
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
Interest rate swap (designated) — This contract was entered into to reduce the consolidated interest rate risk associated with variable rate, long-term debt. The Company designates this derivative as a cash flow hedge of the variability in expected cash outflows of interest payments. The Company entered into an interest rate swap in March 2015 with an aggregate notional amount of $300.0 million that is scheduled to mature through April 2019. Under this contract, the Company agrees to exchange, at specified intervals, the difference between fixed contract rates and floating rate interest amounts calculated by reference to the agreed notional amounts. The Company has effectively converted a portion of its variable-rate senior unsecured term loan into fixed-rate debt.
The fair value of the swap is presented within the condensed consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of AOCI within equity to the extent the swap is effective. The ineffective portion, if any, is recognized in current period earnings. As interest expense is accrued on the debt obligation, amounts in AOCI related to the interest rate swap are reclassified into income resulting in a net interest expense on the hedged amount of the underlying debt obligation equal to the effective yield of the fixed rate of the swap. In the event that an interest rate swap is dedesignated prior to maturity, gains or losses in AOCI remain deferred and are reclassified into earnings in the periods in which the hedged forecasted transaction affects earnings.
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
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of August 1, 2015 was $17.7 million (January 31, 2015 and August 2, 2014: $23.5 million and $34.2 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (January 31, 2015 and August 2, 2014: 12 months and 12 months, respectively).

Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of August 1, 2015 was $4.2 million (January 31, 2015 and August 2, 2014: $40.3 million and $27.7 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of August 1, 2015 was 106,000 ounces of gold (January 31, 2015 and August 2, 2014: 81,000 ounces and 21,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 17 months (January 31, 2015 and August 2, 2014: 11 months and 7 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of August 1, 2015, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	August 1, 2015	January 31, 2015	August 2, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.1	$1.0	$—
Commodity contracts	Other current assets	—	6.3	0.7
		0.1	7.3	0.7
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	0.1	0.3
Total derivative assets		$0.1	$7.4	$1.0

	Fair value of derivative liabilities
(in millions)	Balance sheet location	August 1, 2015	January 31, 2015	August 2, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.3)	$—	$(1.9)
Commodity contracts	Other current liabilities	(6.7)	—	(0.1)
Commodity contracts	Other liabilities	(0.2)	—	—
Interest rate swaps	Other liabilities	(0.9)	—	—
		(8.1)	—	(2.0)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—	—
Total derivative liabilities		$(8.1)	$—	$(2.0)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	August 1, 2015	January 31, 2015	August 2, 2014
Foreign currency contracts	$0.4	$0.9	$(3.2)
Commodity contracts	(8.3)	5.7	(4.9)
Interest rate swaps	(0.9)	—	—
Total	$(8.8)	$6.6	$(8.1)

The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated income statements:
Foreign currency contracts

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Gains (losses) recorded in AOCI, beginning of period		$0.8	$(3.6)	$0.9	$(2.3)
Current period losses recognized in OCI		(0.4)	0.1	(0.6)	(1.2)
Losses reclassified from AOCI to net income	Cost of sales	—	0.3	0.1	0.3
Gains (losses) recorded in AOCI, end of period		$0.4	$(3.2)	$0.4	$(3.2)

Commodity contracts

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
(Losses) gains recorded in AOCI, beginning of period		$(2.0)	$(9.4)	$5.7	$(18.8)
Current period (losses) gains recognized in OCI		(6.6)	(0.3)	(14.6)	1.7
Losses reclassified from AOCI to net income	Cost of sales	0.3	4.8	0.6	12.2
Losses recorded in AOCI, end of period		$(8.3)	$(4.9)	$(8.3)	$(4.9)
Interest rate swaps

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
(Losses) gains recorded in AOCI, beginning of period		$(0.6)	$—	$—	$—
Current period losses recognized in OCI		(1.1)	—	(2.0)	—
Losses reclassified from AOCI to net income	Interest expense, net	0.8	—	1.1	—
Losses recorded in AOCI, end of period		$(0.9)	$—	$(0.9)	$—
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 and 26 weeks ended August 1, 2015 and August 2, 2014. Based on current valuations, the Company expects approximately $7.8 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated income statements:

		Amount of gain (loss) recognized in income
(in millions)	Income statement caption	13 weeks ended		26 weeks ended
Derivatives not designated as hedging instruments:		August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Foreign currency contracts	Other operating income, net	$0.7	$—	$0.4	$(1.6)
Total		$0.7	$—	$0.4	$(1.6)

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

	August 1, 2015			January 31, 2015			August 2, 2014
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$8.9	$8.9	$—	$9.6	$9.6	$—	$9.9	$9.9	$—
Corporate equity securities	3.5	3.5	—	3.4	3.4	—	2.5	2.5	—
Foreign currency contracts	0.1	—	0.1	1.1	—	1.1	0.3	—	0.3
Commodity contracts	—	—	—	6.3	—	6.3	0.7	—	0.7
US government agency securities	0.9	—	0.9	1.4	—	1.4	1.3	—	1.3
Corporate bonds and notes	9.9	—	9.9	10.8	—	10.8	8.6	—	8.6
Total assets	$23.3	$12.4	$10.9	$32.6	$13.0	$19.6	$23.3	$12.4	$10.9

Liabilities:
Foreign currency contracts	$(0.3)	$—	$(0.3)	$—	$—	$—	$(1.9)	$—	$(1.9)
Commodity contracts	(6.9)	—	(6.9)	—	—	—	(0.1)	—	(0.1)
Interest rate swaps	(0.9)	—	(0.9)	—	—	—	—	—	—
Total liabilities	$(8.1)	$—	$(8.1)	$—	$—	$—	$(2.0)	$—	$(2.0)
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

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 17 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at August 1, 2015, January 31, 2015 and August 2, 2014 were as follows:

	August 1, 2015		January 31, 2015		August 2, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Outstanding debt:
Senior notes (Level 2)	$398.5	$409.0	$398.5	$415.3	$398.4	$400.0
Securitization facility (Level 2)	600.0	600.0	600.0	600.0	600.0	600.0
Term loan (Level 2)	380.0	380.0	390.0	390.0	400.0	400.0
Capital lease obligations (Level 2)	0.6	0.6	1.2	1.2	1.8	1.8
Total outstanding debt	$1,379.1	$1,389.6	$1,389.7	$1,406.5	$1,400.2	$1,401.8
16. Pension plans
Signet operates a defined benefit pension plan in the UK (the “UK Plan”) for participating eligible employees of the UK Jewelry division. The components of net periodic pension cost for the UK Plan are as follows:

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Components of net periodic pension benefit (cost):
Service cost	$(0.7)	$(0.6)	$(1.3)	$(1.2)
Interest cost	(2.0)	(2.5)	(3.9)	(5.0)
Expected return on UK Plan assets	3.0	3.7	5.8	7.5
Amortization of unrecognized net prior service credit	0.6	0.5	1.1	0.9
Amortization of unrecognized actuarial loss	(0.9)	(0.5)	(1.7)	(1.0)
Net periodic pension benefit	$—	$0.6	$—	$1.2
In the 26 weeks ended August 1, 2015, Signet contributed $1.5 million to the UK Plan and expects to contribute a minimum aggregate of $2.4 million at current exchange rates to the UK Plan in Fiscal 2016. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.

17. Loans, overdrafts and long-term debt

(in millions)	August 1, 2015	January 31, 2015	August 2, 2014
Current liabilities – loans and overdrafts:
Revolving credit facility	$—	$—	$—
Current portion of senior unsecured term loan	30.0	25.0	20.0
Current portion of capital lease obligations	0.4	0.9	1.1
Bank overdrafts	51.6	71.6	10.1
Total loans and overdrafts	82.0	97.5	31.2

Long-term debt:
Senior unsecured notes due 2024, net of unamortized discount	398.5	398.5	398.4
Securitization facility	600.0	600.0	600.0
Senior unsecured term loan	350.0	365.0	380.0
Capital lease obligations	0.2	0.3	0.7
Total long-term debt	$1,348.7	$1,363.8	$1,379.1

Total loans, overdrafts and long-term debt	$1,430.7	$1,461.3	$1,410.3
Revolving credit facility and term loan (the "Credit Facility")
The Company has a $400 million senior unsecured multi-currency multi-year revolving credit facility agreement that was entered into in May 2011. The agreement was subsequently amended in May 2014 to extend the maturity date to 2019 and expand the agreement to include a new $400 million term loan. The $400 million five-year senior unsecured term loan requires the Company to make scheduled quarterly principal payments commencing on November 1, 2014 equal to the amounts per annum of the original principal amount of the term loan as follows: 5% in the first year, 7.5% in the second year, 10% in the third year, 12.5% in the fourth year and 15% in the fifth year after the initial payment date, with the balance due on May 27, 2019. As of August 1, 2015, $380.0 million remained outstanding on the term loan. Excluding impact of interest rate swaps designated as cash flow hedges discussed in Note 14, the term loan had a weighted average interest rate of 1.45% through the second quarter of Fiscal 2016.
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
Capitalized fees relating to the amended Credit Facility total $6.7 million. Accumulated amortization related to these capitalized fees as of August 1, 2015 was $1.5 million (January 31, 2015 and August 2, 2014: $0.9 million and $0.3 million, respectively). Amortization relating to these fees of $0.3 million and $0.6 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended August 1, 2015, respectively ($0.3 million for the 13 and 26 weeks ended August 2, 2014, respectively). In addition, capitalized fees associated with the May 2011 credit facility agreement of $0.7 million and $0.9 million were written-off in the 13 and 26 weeks ended August 2, 2014 upon execution of the amended credit agreement in May 2014.
At August 1, 2015, January 31, 2015 and August 2, 2014 there were no outstanding borrowings under the revolving credit facility. The Company had stand-by letters of credit on the revolving credit facility of $21.9 million, $25.4 million and $20.3 million as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively, that reduce remaining availability under the revolving credit facility.

On February 19, 2014, Signet entered into a definitive agreement to acquire Zale Corporation and concurrently received commitments for an $800 million 364-day unsecured bridge facility to finance the transaction. The bridge facility contained customary fees and incurred interest on any borrowings drawn on the facility. In May 2014, Signet executed its Zale Acquisition financing as described in Note 3, replacing the bridge facility commitments in addition to amending its Credit Facility as outlined above, issuing senior unsecured notes and securitizing credit card receivables. No amounts were drawn on the bridge facility commitments prior to replacement by the issuances of long-term debt listed below. Fees of $4.0 million relating to this unsecured bridge facility were incurred and capitalized during Fiscal 2015. Amortization relating to these fees of $0.8 million was recorded as interest expense in the condensed consolidated income statement for the 13 weeks ended May 3, 2014, with the remaining capitalized fees associated with the bridge facility of $3.2 million written off during the second quarter of Fiscal 2015.
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
Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of August 1, 2015 was $0.8 million (January 31, 2015 and August 2, 2014: $0.5 million and $0.1 million, respectively). Amortization relating to these fees of $0.1 million and $0.3 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended August 1, 2015, respectively ($0.1 million for the 13 and 26 weeks ended August 2, 2014, respectively).
Asset-backed securitization facility
On May 15, 2014, the Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”), a wholly-owned Delaware statutory trust and a wholly-owned indirect subsidiary of the Company and issued two-year revolving asset-backed variable funding notes to unrelated third party conduits pursuant to a master indenture dated as of November 2, 2001, as supplemented by the Series 2014-A indenture supplement dated as of May 15, 2014 among the Issuer, Sterling Jewelers Inc. ("SJI") and Deutsche Bank Trust Company Americas, the indenture trustee. Under terms of the notes, the Issuer has obtained $600 million of financing from the unrelated third party commercial paper conduits sponsored by JPMorgan Chase Bank, N.A., which indebtedness is secured by credit card receivables originated from time to time by SJI. The credit card receivables will ultimately be transferred to the Issuer and are serviced by SJI. Signet guarantees the performance by SJI of its obligations under the agreements associated with this financing arrangement. Borrowings under the asset-backed variable funding notes bear interest at a rate per annum equal to LIBOR plus an applicable margin. Payments received from customers for balances outstanding on securitized credit card receivables are utilized to repay amounts outstanding under the facility each period, while proceeds from the facility are received for incremental credit card receivables originated when the receivables are pledged to the Issuer. Such payments received from customers and proceeds from the facility are reflected on a gross basis in the condensed consolidated statements of cash flows. As of August 1, 2015, $600.0 million remained outstanding under the securitization facility with a weighted average interest rate of 1.54% through the second quarter of Fiscal 2016.
Capitalized fees relating to the asset-backed securitization facility total $2.8 million. Accumulated amortization related to these capitalized fees as of August 1, 2015 was $1.6 million (January 31, 2015 and August 2, 2014: $0.9 million and $0.2 million, respectively). Amortization relating to these fees of $0.3 million and $0.7 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended August 1, 2015, respectively ($0.2 million for the 13 and 26 weeks ended August 2, 2014, respectively).
During the second quarter of Fiscal 2016, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2017 with all terms substantially the same as the original agreement.
Other
As of August 1, 2015, January 31, 2015 and August 2, 2014, the Company was in compliance with all debt covenants.
As of August 1, 2015, January 31, 2015 and August 2, 2014, there were $51.6 million, $71.6 million and $10.1 million in overdrafts, respectively, which represent issued and outstanding checks where no bank balances exist with the right of offset.

18. Deferred revenue
Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions and other as follows:

(in millions)	August 1, 2015	January 31, 2015	August 2, 2014
Sterling Jewelers ESP deferred revenue	$691.4	$668.9	$626.6
Zale ESP deferred revenue	132.3	120.3	99.1
Voucher promotions and other	13.5	22.7	5.8
Total deferred revenue	$837.2	$811.9	$731.5

Disclosed as:
Current liabilities	$230.2	$248.0	$211.1
Non-current liabilities	607.0	563.9	520.4
Total deferred revenue	$837.2	$811.9	$731.5
ESP deferred revenue

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Sterling Jewelers ESP deferred revenue, beginning of period	$690.7	$619.6	$668.9	$601.2
Plans sold	59.1	53.9	128.4	118.1
Revenue recognized	(58.4)	(46.9)	(105.9)	(92.7)
Sterling Jewelers ESP deferred revenue, end of period	$691.4	$626.6	$691.4	$626.6

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Zale ESP deferred revenue, beginning of period	$129.3	$—	$120.3	$—
Plans acquired	—	93.0	—	93.0
Plans sold	29.4	19.3	64.6	19.3
Revenue recognized	(26.4)	(13.2)	(52.6)	(13.2)
Zale ESP deferred revenue, end of period	$132.3	$99.1	$132.3	$99.1
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

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Warranty reserve, beginning of period	$44.6	$19.4	$44.9	$19.1
Warranty obligations acquired	—	28.8	—	28.8
Warranty expense(1)	1.9	2.3	4.9	4.0
Utilized	(3.4)	(2.4)	(6.7)	(3.8)
Warranty reserve, end of period	$43.1	$48.1	$43.1	$48.1
(1) Includes impact of acquisition accounting adjustment related to warranty obligations acquired in the Zale Acquisition.

(in millions)	August 1, 2015	January 31, 2015	August 2, 2014
Disclosed as:
Current liabilities	$17.6	$17.2	$17.6
Non-current liabilities	25.5	27.7	30.5
At end of period	$43.1	$44.9	$48.1
20. Share-based compensation
Signet recorded share-based compensation expense of $3.8 million and $7.1 million for the 13 and 26 weeks ended August 1, 2015, respectively, related to the Omnibus Plan and Share Saving Plans (13 and 26 weeks ended August 2, 2014: $4.0 million and $7.2 million, respectively).
21. Commitments and contingencies
Legal proceedings
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants' motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. Claimants’ Motion was denied in an order issued April 27, 2015. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition was filed on May 1, 2015. Claimants filed their reply on June 5, 2015. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition was filed on March 23, 2015 and SJI’s reply was filed on April 3, 2015. SJI’s motion was heard on May 4, 2015. The parties await a ruling. On April 6, 2015, Claimants filed Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims. SJI filed its opposition on May 12, 2015. Claimants’ reply was filed on May 22, 2015. Claimants’ motion was granted on June 15, 2015.

Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014 the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit.  The parties fully briefed the appeal and oral argument occurred on May 5, 2015. The parties await a ruling.
SJI denies the allegations of the Claimants and EEOC and has been defending these cases vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
Prior to the Acquisition, Zale Corporation was a defendant in three purported class action lawsuits, Tessa Hodge v. Zale Delaware, Inc., d/b/a Piercing Pagoda which was filed on April 23, 2013 in the Superior Court of the State of California, County of San Bernardino; Naomi Tapia v. Zale Corporation which was filed on July 3, 2013 in the US District Court, Southern District of California; and Melissa Roberts v. Zale Delaware, Inc. which was filed on October 7, 2013 in the Superior Court of the State of California, County of Los Angeles. All three cases include allegations that Zale Corporation violated various wage and hour labor laws. Relief is sought on behalf of current and former Piercing Pagoda and Zale Corporation’s employees. The lawsuits seek to recover damages, penalties and attorneys’ fees as a result of the alleged violations. Without admitting or conceding any liability, the Company reached an agreement to settle the Hodge and Roberts matters for an immaterial amount. Final approval of the settlement was granted on March 9, 2015 and the settlement was implemented.
On April 1, 2015, Plaintiff filed Plaintiff’s Notice of Motion and Motion for Class Certification in the Naomi Tapia v. Zale Corporation litigation. On May 22, 2015, the Company filed Defendants’ Opposition to Plaintiff’s Motion for Class Certification under Fed.R.Civ.Proc. 23 and Collective Action Certification under 29 U.SC. §216(b). Plaintiff filed her Reply Memorandum in Support of Plaintiff’s Motion for Class Certification on June 3, 2015. The Company intends to vigorously defend its position in this litigation. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
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
On September 30, 2014, the plaintiffs filed an amended complaint asserting substantially similar claims and allegations as the prior complaint. The amended complaint added Zale Corporation’s former financial advisor, Bank of America Merrill Lynch, as a defendant for allegedly aiding and abetting the Zale Corporation directors’ breaches of fiduciary duty. The amended complaint no longer names as defendants Zale Corporation or the Company’s merger-related subsidiary. The amended complaint seeks, among other things, rescission of the merger or damages, as well as attorneys’ and experts’ fees. The defendant's motion to dismiss was heard by the Court of Chancery on May 20, 2015. The parties await a ruling from the Court on the Motion to Dismiss.
At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.

Appraisal Litigation
Following the consummation of the acquisition of Zale Corporation by the Company, on June 4, 2014, two former Zale Corporation stockholders, who, combined, allege ownership of approximately 3.904 million shares of Zale Corporation’s common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Court of Chancery of the State of Delaware, captioned Merion Capital L.P. et al. v. Zale Corp., C.A. No. 9731-VCP. On August 26, 2014, another former Zale Corporation stockholder, who alleges ownership of approximately 2.450 million shares of Zale Corporation’s common stock, filed a second petition for appraisal, captioned TIG Arbitrage Opportunity Fund I, L.P. v. Zale Corp., C.A. No. 10070-VCP. On September 24, 2014, several former Zale Corporation stockholders, who allege ownership of approximately 2.427 million shares of Zale Corporation’s common stock, filed a third petition for appraisal, captioned The Gabelli ABC Fund et al. v. Zale Corp., C.A. No. 10162-VCP. On October 8, 2014, the Court of Chancery consolidated the Merion Capital, TIG, and Gabelli actions for all purposes (the “Appraisal Action”).
Petitioners in the Appraisal Action sought a judgment awarding them, among other things, the fair value of their Zale Corporation shares. “Fair value” under Section 8 Del. C. 262(h) is “exclusive of any element of value arising from the accomplishment or expectation of the merger or consolidation, together with interest, if any, to be paid upon the amount determined to be the fair value.” Section 8 Del. C. 262 provides that unless the Court in its discretion determines otherwise for good cause shown, interest from the effective date of the merger through the date of payment of the judgment shall be compounded quarterly and shall accrue at 5% over the Federal Reserve discount rate (including any surcharge) as established from time to time during the period between the effective date of the merger and the date of payment of the judgment.
The total number of shares of Zale Corporation’s common stock for which appraisal has been demanded and not requested to be withdrawn is approximately 8.8 million, inclusive of the shares allegedly held by petitioners in the Appraisal Action.
On August 12, 2015, the parties in the Appraisal Action entered into a settlement agreement (the “Settlement Agreement”). The terms of the Settlement Agreement provide for the payment to petitioners of $21.00 per share of Zale Corporation common stock (the consideration offered in the Company’s acquisition of Zale Corporation) plus a total sum of $34,246,984, to be allocated among petitioners, which proceeds are inclusive of and in satisfaction of any statutory interest that may have accrued on petitioners’ shares pursuant to 8 Del. C. § 262. On August 12, 2015, the Court of Chancery dismissed the Appraisal Action pursuant to the Settlement Agreement as to all former Zale Corporation stockholders who have submitted and not withdrawn a demand for appraisal. As of August 1, 2015, the Company has recorded an accrual for $34.2 million in the accrued expenses and other current liabilities line of the condensed consolidated balance sheet related to the Settlement Agreement.
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

Condensed Consolidated Income Statement
For the 13 weeks ended August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,391.3	$19.3	$—	$1,410.6
Cost of sales	—	—	(914.2)	(5.6)	—	(919.8)
Gross margin	—	—	477.1	13.7	—	490.8
Selling, general and administrative expenses	(0.9)	—	(444.9)	(7.0)	—	(452.8)
Other operating income, net	—	—	60.7	2.1	—	62.8
Operating (loss) income	(0.9)	—	92.9	8.8	—	100.8
Intra-entity interest income (expense)	—	4.7	(47.0)	42.3	—	—
Interest expense, net	—	(4.9)	(3.4)	(2.8)	—	(11.1)
(Loss) income before income taxes	(0.9)	(0.2)	42.5	48.3	—	89.7
Income taxes	—	0.1	(26.2)	(1.4)	—	(27.5)
Equity in income of subsidiaries	63.1	—	24.7	27.0	(114.8)	—
Net income (loss)	$62.2	$(0.1)	$41.0	$73.9	$(114.8)	$62.2

Condensed Consolidated Income Statement
For the 26 weeks ended August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$2,902.3	$38.9	$—	$2,941.2
Cost of sales	—	—	(1,875.2)	(9.3)	—	(1,884.5)
Gross margin	—	—	1,027.1	29.6	—	1,056.7
Selling, general and administrative expenses	(1.2)	—	(889.1)	(15.7)	—	(906.0)
Other operating income, net	—	—	124.2	2.1	—	126.3
Operating (loss) income	(1.2)	—	262.2	16.0	—	277.0
Intra-entity interest income (expense)	—	9.4	(93.1)	83.7	—	—
Interest expense, net	—	(9.8)	(6.9)	(5.4)	—	(22.1)
(Loss) income before income taxes	(1.2)	(0.4)	162.2	94.3	—	254.9
Income taxes	—	0.1	(74.7)	0.7	—	(73.9)
Equity in income of subsidiaries	182.2	—	100.7	104.2	(387.1)	—
Net income (loss)	$181.0	$(0.3)	$188.2	$199.2	$(387.1)	$181.0

Condensed Consolidated Income Statement
For the 13 weeks ended August 2, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,207.5	$18.4	$—	$1,225.9
Cost of sales	—	—	(811.4)	(5.5)	—	(816.9)
Gross margin	—	—	396.1	12.9	—	409.0
Selling, general and administrative expenses	(0.4)	—	(371.9)	(6.9)	—	(379.2)
Other operating income, net	—	—	54.0	(0.3)	—	53.7
Operating (loss) income	(0.4)	—	78.2	5.7	—	83.5
Intra-entity interest (expense) income	—	3.8	(34.8)	31.0	—	—
Interest expense, net	—	(3.9)	(7.8)	(2.0)	—	(13.7)
(Loss) income before income taxes	(0.4)	(0.1)	35.6	34.7	—	69.8
Income taxes	—	—	(13.3)	1.5	—	(11.8)
Equity in income of subsidiaries	58.4	—	31.9	25.8	(116.1)	—
Net income (loss)	$58.0	$(0.1)	$54.2	$62.0	$(116.1)	$58.0

Condensed Consolidated Income Statement
For the 26 weeks ended August 2, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$2,251.2	$30.8	$—	$2,282.0
Cost of sales	—	—	(1,459.0)	(6.8)	—	(1,465.8)
Gross margin	—	—	792.2	24.0	—	816.2
Selling, general and administrative expenses	(0.8)	—	(675.7)	(13.2)	—	(689.7)
Other operating income, net	—	—	106.0	1.7	—	107.7
Operating (loss) income	(0.8)	—	222.5	12.5	—	234.2
Intra-entity interest (expense) income	—	3.8	(41.8)	38.0	—	—
Interest expense, net	—	(3.9)	(9.6)	(2.0)	—	(15.5)
(Loss) income before income taxes	(0.8)	(0.1)	171.1	48.5	—	218.7
Income taxes	—	—	(69.2)	5.1	—	(64.1)
Equity in income of subsidiaries	155.4	—	123.1	106.6	(385.1)	—
Net income (loss)	$154.6	$(0.1)	$225.0	$160.2	$(385.1)	$154.6

Condensed Consolidated Statement of Comprehensive Income
For the 13 weeks ended August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$62.2	$(0.1)	$41.0	$73.9	$(114.8)	$62.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.7)	—	(1.5)	(3.2)	4.7	(4.7)
Available-for-sale securities:
Unrealized loss	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized gain (loss)	(5.5)	—	(5.5)	—	5.5	(5.5)
Reclassification adjustment of losses to net income	0.8	—	0.8	—	(0.8)	0.8
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	0.7	—	0.7	—	(0.7)	0.7
Reclassification adjustment to net income for amortization of prior service credits	(0.5)	—	(0.5)	—	0.5	(0.5)
Total other comprehensive income	(9.4)	—	(6.0)	(3.4)	9.4	(9.4)
Total comprehensive income (loss)	$52.8	$(0.1)	$35.0	$70.5	$(105.4)	$52.8

Condensed Consolidated Statement of Comprehensive Income
For the 26 weeks ended August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$181.0	$(0.3)	$188.2	$199.2	$(387.1)	$181.0
Other comprehensive income (loss):
Foreign currency translation adjustments	2.8	—	6.0	(3.2)	(2.8)	2.8
Available-for-sale securities:
Unrealized loss	(0.3)	—	—	(0.3)	0.3	(0.3)
Cash flow hedges:
Unrealized gain (loss)	(11.4)	—	(11.4)	—	11.4	(11.4)
Reclassification adjustment of losses to net income	1.3	—	1.3	—	(1.3)	1.3
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	1.4	—	1.4	—	(1.4)	1.4
Reclassification adjustment to net income for amortization of prior service credits	(0.9)	—	(0.9)	—	0.9	(0.9)
Total other comprehensive income	(7.1)	—	(3.6)	(3.5)	7.1	(7.1)
Total comprehensive income (loss)	$173.9	$(0.3)	$184.6	$195.7	$(380.0)	$173.9

Condensed Consolidated Statement of Comprehensive Income
For the 13 weeks ended August 2, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$58.0	$(0.1)	$54.2	$62.0	$(116.1)	$58.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.3)	—	(2.6)	0.4	2.2	(2.3)
Available-for-sale securities:
Unrealized loss	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized gain	(0.1)	—	(0.1)	—	0.1	(0.1)
Reclassification adjustment of losses to net income	3.4	—	3.4	—	(3.4)	3.4
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	0.4	—	0.4	—	(0.4)	0.4
Reclassification adjustment to net income for amortization of prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Total other comprehensive (loss) income	0.8	—	0.7	0.2	(0.9)	0.8
Total comprehensive income	$58.8	$(0.1)	$54.9	$62.2	$(117.0)	$58.8

Condensed Consolidated Statement of Comprehensive Income
For the 26 weeks ended August 2, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$154.6	$(0.1)	$225.0	$160.2	$(385.1)	$154.6
Other comprehensive income (loss):
Foreign currency translation adjustments	7.3	—	8.3	(1.4)	(6.9)	7.3
Available-for-sale securities:
Unrealized loss	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized gain	0.2	—	0.2	—	(0.2)	0.2
Reclassification adjustment of losses to net income	8.1	—	8.1	—	(8.1)	8.1
Pension plan:
Reclassification adjustment to net income for amortization of actuarial loss	0.8	—	0.8	—	(0.8)	0.8
Reclassification adjustment to net income for amortization of prior service credits	(0.7)	—	(0.7)	—	0.7	(0.7)
Total other comprehensive (loss) income	15.5	—	16.7	(1.6)	(15.1)	15.5
Total comprehensive income	$170.1	$(0.1)	$241.7	$158.6	$(400.2)	$170.1

Condensed Consolidated Balance Sheet
August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$143.0	$16.5	$—	$159.8
Accounts receivable, net	—	—	1,490.4	2.8	—	1,493.2
Intra-entity receivables, net	10.0	—	—	129.9	(139.9)	—
Other receivables	—	—	45.1	10.1	—	55.2
Other current assets	0.1	0.7	120.7	5.3	—	126.8
Deferred tax assets	—	—	3.9	0.4	—	4.3
Income taxes	—	—	3.0	—	—	3.0
Inventories	—	—	2,318.9	95.3	—	2,414.2
Total current assets	10.3	0.8	4,125.0	260.3	(139.9)	4,256.5
Non-current assets:
Property, plant and equipment, net	—	—	679.5	5.6	—	685.1
Goodwill	—	—	514.0	3.6	—	517.6
Intangible assets, net	—	—	437.8	—	—	437.8
Investment in subsidiaries	2,879.9	—	554.9	535.9	(3,970.7)	—
Intra-entity receivables, net	—	402.5	—	3,479.9	(3,882.4)	—
Other assets	—	5.5	113.2	26.7	—	145.4
Deferred tax assets	—	—	128.9	0.1	—	129.0
Retirement benefit asset	—	—	40.4	—	—	40.4
Total assets	$2,890.2	$408.8	$6,593.7	$4,312.1	$(7,993.0)	$6,211.8
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$82.0	$—	$—	$82.0
Accounts payable	—	—	187.5	6.5	—	194.0
Intra-entity payables, net	—	—	139.9	—	(139.9)	—
Accrued expenses and other current liabilities	18.0	2.4	422.2	10.5	—	453.1
Deferred revenue	—	—	230.2	—	—	230.2
Deferred tax liabilities	—	—	172.4	—	—	172.4
Income taxes	—	(0.1)	6.5	(0.6)	—	5.8
Total current liabilities	18.0	2.3	1,240.7	16.4	(139.9)	1,137.5
Non-current liabilities:
Long-term debt	—	398.5	350.2	600.0	—	1,348.7
Intra-entity payables, net	—	—	3,882.4	—	(3,882.4)	—
Other liabilities	—	—	218.7	7.5	—	226.2
Deferred revenue	—	—	607.0	—	—	607.0
Deferred tax liabilities	—	—	20.2	—	—	20.2
Total liabilities	18.0	400.8	6,319.2	623.9	(4,022.3)	3,339.6
Total shareholders’ equity	2,872.2	8.0	274.5	3,688.2	(3,970.7)	2,872.2
Total liabilities and shareholders’ equity	$2,890.2	$408.8	$6,593.7	$4,312.1	$(7,993.0)	$6,211.8

Condensed Consolidated Balance Sheet
January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.1	$0.1	$166.5	$24.9	$—	$193.6
Accounts receivable, net	—	—	1,566.2	1.4	—	1,567.6
Intra-entity receivables, net	121.6	—	—	61.8	(183.4)	—
Other receivables	—	—	53.9	9.7	—	63.6
Other current assets	0.1	0.7	130.9	5.5	—	137.2
Deferred tax assets	—	—	4.3	0.2	—	4.5
Income taxes	—	—	1.8	—	—	1.8
Inventories	—	—	2,376.6	62.4	—	2,439.0
Total current assets	123.8	0.8	4,300.2	165.9	(183.4)	4,407.3
Non-current assets:
Property, plant and equipment, net	—	—	660.2	5.7	—	665.9
Goodwill	—	—	515.6	3.6	—	519.2
Intangible assets	—	—	447.1	—	—	447.1
Investment in subsidiaries	2,701.3	—	462.8	421.7	(3,585.8)	—
Intra-entity receivables, net	—	402.4	—	3,490.0	(3,892.4)	—
Other assets	—	5.8	105.3	28.9	—	140.0
Deferred tax assets	—	—	111.0	0.1	—	111.1
Retirement benefit asset	—	—	37.0	—	—	37.0
Total assets	$2,825.1	$409.0	$6,639.2	$4,115.9	$(7,661.6)	$6,327.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$97.5	$—	$—	$97.5
Accounts payable	—	—	273.4	4.3	—	277.7
Intra-entity payables, net	—	—	183.4	—	(183.4)	—
Accrued expenses and other current liabilities	14.7	2.4	456.7	8.6	—	482.4
Deferred revenue	—	—	248.0	—	—	248.0
Deferred tax liabilities	—	—	145.8	—	—	145.8
Income taxes	—	(0.2)	87.7	(0.6)	—	86.9
Total current liabilities	14.7	2.2	1,492.5	12.3	(183.4)	1,338.3
Non-current liabilities:
Long-term debt	—	398.5	365.3	600.0	—	1,363.8
Intra-entity payables, net	—	—	3,892.4	—	(3,892.4)	—
Other liabilities	—	—	222.0	8.2	—	230.2
Deferred revenue	—	—	563.9	—	—	563.9
Deferred tax liabilities	—	—	21.0	—	—	21.0
Total liabilities	14.7	400.7	6,557.1	620.5	(4,075.8)	3,517.2
Total shareholders’ equity	2,810.4	8.3	82.1	3,495.4	(3,585.8)	2,810.4
Total liabilities and shareholders’ equity	$2,825.1	$409.0	$6,639.2	$4,115.9	$(7,661.6)	$6,327.6

Condensed Consolidated Balance Sheet
August 2, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.4	$—	$191.1	$22.5	$—	$215.0
Accounts receivable, net	—	—	1,306.9	9.1	—	1,316.0
Intra-entity receivables, net	50.9	—	—	—	(50.9)	—
Other receivables	—	—	52.3	1.8	—	54.1
Other current assets	0.1	0.7	115.2	4.5	—	120.5
Deferred tax assets	—	—	2.1	0.2	—	2.3
Income taxes	—	—	14.9	0.6	—	15.5
Inventories	—	—	2,287.0	58.3	—	2,345.3
Total current assets	52.4	0.7	3,969.5	97.0	(50.9)	4,068.7
Non-current assets:
Property, plant and equipment, net	—	—	621.6	6.2	—	627.8
Goodwill	—	—	548.3	3.6	—	551.9
Intangible assets, net	0.0	—	467.6	—	—	467.6
Investment in subsidiaries	2,646.2	—	546.8	435.8	(3,628.8)	—
Intra-entity receivables, net	—	403.9	—	3,330.0	(3,733.9)	—
Other assets	—	6.1	100.4	26.5	—	133.0
Deferred tax assets	—	—	84.4	—	—	84.4
Retirement benefit asset	—	—	61.3	—	—	61.3
Total assets	$2,698.6	$410.7	$6,399.9	$3,899.1	$(7,413.6)	$5,994.7
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$31.2	$—	$—	$31.2
Accounts payable	—	—	234.7	0.3	—	235.0
Intra-entity payables, net	—	—	19.7	31.2	(50.9)	—
Accrued expenses and other current liabilities	14.7	5.0	392.4	10.0	—	422.1
Deferred revenue	—	—	211.1	—	—	211.1
Deferred tax liabilities	—	—	218.9	—	—	218.9
Income taxes	—	—	60.4	(5.0)	—	55.4
Total current liabilities	14.7	5.0	1,168.4	36.5	(50.9)	1,173.7
Non-current liabilities:
Long-term debt	—	398.4	380.7	600.0	—	1,379.1
Deferred tax liabilities	—	—	2.2	—	—	2.2
Intra-entity payables, net	—	—	3,733.9	—	(3,733.9)	—
Other liabilities	—	—	226.9	8.5	—	235.4
Deferred revenue	—	—	520.4	—	—	520.4
Total liabilities	14.7	403.4	6,032.5	645.0	(3,784.8)	3,310.8
Total shareholders’ equity	2,683.9	7.3	367.4	3,254.1	(3,628.8)	2,683.9
Total liabilities and shareholders’ equity	$2,698.6	$410.7	$6,399.9	$3,899.1	$(7,413.6)	$5,994.7

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2.5	$(4.7)	$102.8	$43.0	$—	$143.6
Investing activities
Purchase of property, plant and equipment	—	—	(55.7)	(0.3)	—	(56.0)
Investment in subsidiaries	—	—	—	—	—	—
Purchase of available-for-sale securities	—	—	—	(0.5)	—	(0.5)
Proceeds from available-for-sale securities	—	—	—	0.1	—	0.1
Net cash (used in) provided by investing activities	—	—	(55.7)	(0.7)	—	(56.4)
Financing activities
Dividends paid	(17.7)	—	—	—	—	(17.7)
Proceeds from issuance of common shares	0.1	—	—	—	—	0.1
Excess tax benefit from exercise of share awards	—	—	—	—	—	—
Proceeds from long-term debt	—	—	—	558.1	—	558.1
Repayments of long-term debt	—	—	(5.0)	(558.1)	—	(563.1)
Repurchase of common shares	(62.8)	—	—	—	—	(62.8)
Net settlement of equity based awards	0.4	—	—	—	—	0.4
Capital lease payments	—	—	(0.3)	—	—	(0.3)
Proceeds from (repayment of) short-term borrowings	—	—	35.0	—	—	35.0
Intra-entity activity, net	76.8	4.7	(44.3)	(37.2)	—	—
Net cash (used in) provided by financing activities	(3.2)	4.7	(14.6)	(37.2)	—	(50.3)
Cash and cash equivalents at beginning of period	0.9	0.1	110.4	11.2	—	122.6
(Decrease) increase in cash and cash equivalents	(0.7)	—	32.5	5.1	—	36.9
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	0.2	—	0.3
Cash and cash equivalents at end of period	$0.2	$0.1	$143.0	$16.5	$—	$159.8

Condensed Consolidated Statement of Cash Flows
For the 26 weeks ended August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.9)	$0.2	$157.2	$54.1	$—	$210.6
Investing activities
Purchase of property, plant and equipment	—	—	(98.6)	(0.3)	—	(98.9)
Investment in subsidiaries	—	—	—	—	—	—
Purchase of available-for-sale securities	—	—	—	(1.9)	—	(1.9)
Proceeds from available-for-sale securities	—	—	—	3.6	—	3.6
Acquisition of Zale Corporation, net of cash acquired	—	—	—	—	—	—
Net cash (used in) provided by investing activities	—	—	(98.6)	1.4	—	(97.2)
Financing activities
Dividends paid	(32.1)	—	—	—	—	(32.1)
Intra-entity dividends paid	—	—	—	—	—	—
Proceeds from issuance of common shares	0.2	—	—	—	—	0.2
Excess tax benefit from exercise of share awards	—	—	5.1	—	—	5.1
Proceeds from long-term debt	—	—	—	1,196.3	—	1,196.3
Repayments of long-term debt	—	—	(10.0)	(1,196.3)	—	(1,206.3)
Payment of debt issuance costs	—	—	—	—	—	—
Repurchase of common shares	(81.9)	—	—	—	—	(81.9)
Net settlement of equity based awards	(8.3)	—	—	—	—	(8.3)
Capital lease payments	—	—	(0.6)	—	—	(0.6)
Proceeds from (repayment of) short-term borrowings	—	—	(20.0)	—	—	(20.0)
Intra-entity activity, net	121.1	(0.2)	(56.8)	(64.1)	—	—
Net cash (used in) provided by financing activities	(1.0)	(0.2)	(82.3)	(64.1)	—	(147.6)
Cash and cash equivalents at beginning of period	2.1	0.1	166.5	24.9	—	193.6
(Decrease) increase in cash and cash equivalents	(1.9)	—	(23.7)	(8.6)	—	(34.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	0.2	—	0.4
Cash and cash equivalents at end of period	$0.2	$0.1	$143.0	$16.5	$—	$159.8

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended August 2, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$49.6	$3.8	$76.9	$30.1	$(50.0)	$110.4
Investing activities
Purchase of property, plant and equipment	—	—	(61.8)	(0.1)	—	(61.9)
Investment in subsidiaries	$—	$—	$(7.4)	$0.0	$7.4	$0.0
Purchase of available-for-sale securities	—	—	—	(1.2)	—	(1.2)
Proceeds from available-for-sale securities	—	—	—	1.0	—	1.0
Acquisition of Zale Corporation, net of cash acquired	—	—	(1,431.1)	1.9	—	(1,429.2)
Net cash (used in) provided by investing activities	—	—	(1,500.3)	1.6	7.4	(1,491.3)
Financing activities
Dividends paid	(14.4)	—	—	—	—	(14.4)
Intra-entity dividends paid	—	—	(850.2)	0.2	850.0	—
Proceeds from issuance of common shares	1.0	7.4	—	800.0	(807.4)	1.0
Repurchase of common shares	(11.0)	—	0.0	—	—	(11.0)
Net settlement of equity based awards	0.2	—	—	—	—	0.2
Proceeds from long-term debt	—	398.4	400.0	600.0	—	1,398.4
Payment of debt issuance costs	—	(5.7)	(7.4)	(2.3)	—	(15.4)
Capital lease payments	—	—	(0.2)	—	—	(0.2)
Repayment of short-term borrowings	—	—	(11.7)	—	—	(11.7)
Intra-entity activity, net	(25.7)	(403.9)	1,857.9	(1,428.3)	—	—
Net cash (used in) provided by financing activities	(49.9)	(3.8)	1,388.4	(30.4)	42.6	1,346.9
Cash and cash equivalents at beginning of period	1.7	—	226.7	20.7	—	249.1
(Decrease) increase in cash and cash equivalents	(0.3)	—	(35.0)	1.3	—	(34.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.6)	0.5	—	(0.1)
Cash and cash equivalents at end of period	$1.4	$—	$191.1	$22.5	$—	$215.0

Condensed Consolidated Statement of Cash Flows
For the 26 weeks ended August 2, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$49.1	$3.8	$139.3	$41.7	$(50.0)	$183.9
Investing activities	—	—	—	—	—
Purchase of property, plant and equipment	—	—	(89.6)	(0.4)	—	(90.0)
Investment in subsidiaries	—	—	(7.4)	—	7.4	—
Purchase of available-for-sale securities	—	—	—	(1.2)	—	(1.2)
Proceeds from available-for-sale securities	—	—	—	1.0	—	1.0
Acquisition of Zale Corporation, net of cash acquired	—	—	(1,431.1)	1.9	—	(1,429.2)
Net cash (used) provided by investing activities	—	—	(1,528.1)	1.3	7.4	(1,519.4)
Financing activities
Dividends paid	(26.4)	—	—	—	—	(26.4)
Intra-entity dividends paid	—	—	(849.1)	(0.9)	850.0	—
Proceeds from issuance of common shares	2.0	7.4	—	800.0	(807.4)	2.0
Excess tax benefit from exercise of share awards	—	—	7.7	—	—	7.7
Repurchase of common shares	(22.4)	—	—	—	—	(22.4)
Net settlement of equity based awards	(15.1)	—	—	—	—	(15.1)
Proceeds from long-term debt	—	398.4	400.0	600.0	—	1,398.4
Payment of debt issuance costs	—	(5.7)	(10.4)	(2.3)	—	(18.4)
Capital lease payments	—	—	(0.2)	—	—	(0.2)
Repayment of short-term borrowings	—	—	(22.2)	—	—	(22.2)
Intra-entity activity, net	12.8	(403.9)	1,815.5	(1,424.4)	—	—
Net cash (used in) provided by financing activities	(49.1)	(3.8)	1,341.3	(27.6)	42.6	1,303.4
Cash and cash equivalents at beginning of period	1.4	—	237.0	9.2	—	247.6
(Decrease) increase in cash and cash equivalents	—	—	(47.5)	15.4	—	(32.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.6	(2.1)	—	(0.5)
Cash and cash equivalents at end of period	$1.4	$—	$191.1	$22.5	$—	$215.0

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
On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation (the "Zale Acquisition" or "Acquisition") for $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400.0 million of long-term debt. The Acquisition aligns with each strategic pillar of the Company’s Vision 2020. See Notes 3 and 17 of Item 1 for additional information related to the Acquisition and the issuance of long-term debt to finance the transaction, respectively.
The Company manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment. It operated 1,530 stores in all 50 states at August 1, 2015. Its stores operate nationally in malls and off-mall locations principally as Kay Jewelers (“Kay”) and Jared The Galleria Of Jewelry (“Jared”). The division also operates a variety of mall-based regional brands.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 966 jewelry stores at August 1, 2015, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales and the Canada store brand Peoples Jewellers. The division also operates regional brands Gordon’s Jewelers and Mappins Jewellers.

◦	Piercing Pagoda, which operated 599 mall-based kiosks at August 1, 2015, is located in shopping malls in the US and Puerto Rico.

•
The UK Jewelry division is one reportable segment. It operated 498 stores at August 1, 2015. Its stores operate in shopping malls and off-mall (i.e. high street) principally as H.Samuel and Ernest Jones.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment "Other" for financial reporting purposes. Our diamond sourcing function includes our diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company's operating segments.

Transactions Affecting Comparability of Results of Operations and Liquidity and Capital Resources
The comparability of the Company’s operating results for the 13 and 26 weeks ended August 1, 2015 and August 2, 2014 presented herein has been affected by certain transactions, including:

•
The Zale Acquisition that closed on May 29, 2014, as described in Note 3 of Item 1 resulting in 26 incremental days of Zale operations in the second quarter of Fiscal 2016 compared to the second quarter of Fiscal 2015;

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

1. Income statement at constant exchange rates
Movements in the US dollar to British pound and Canadian dollar exchange rates have an impact on Signet’s results. The UK Jewelry division functions in British pounds and the Canadian reporting unit of the Zale Jewelry segment functions in Canadian dollars as sales and a majority of operating expenses are incurred in those foreign currencies. The results for each are then translated into US dollars for external reporting purposes. Management believes it assists in understanding the performance of Signet and its segments if constant currency figures are given. This is particularly so in periods when exchange rates are volatile. The constant currency amounts are calculated by retranslating the prior year figures using the current year’s exchange rate. Management considers it useful to exclude the impact of movements in the US dollar to British pound and Canadian dollar exchange rates to analyze and explain changes and trends in Signet’s sales and costs.

(in millions, except per share amounts)	13 weeks ended		Change %	Impact of exchange rate movement	13 weeks ended August 2, 2014 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
Sales by segments:	August 1, 2015	August 2, 2014
Sterling Jewelers	$858.5	$810.4	5.9%	$—	$810.4	5.9%
Zale Jewelry	336.4	215.0	56.5%	(6.1)	208.9	61.0%
Piercing Pagoda	52.9	32.5	62.8%	—	32.5	62.8%
UK Jewelry	159.1	162.9	(2.3)%	(13.3)	149.6	6.4%
Other	3.7	5.1	(27.5)%	—	5.1	(27.5)%
	1,410.6	1,225.9	15.1%	(19.4)	1,206.5	16.9%
Cost of sales	(919.8)	(816.9)	(12.6)%	14.4	(802.5)	(14.6)%
Gross margin	490.8	409.0	20.0%	(5.0)	404.0	21.5%
Selling, general and administrative expenses	(452.8)	(379.2)	(19.4)%	5.1	(374.1)	(21.0)%
Other operating income, net	62.8	53.7	16.9%	(0.1)	53.6	17.2%
Operating income (loss):
Sterling Jewelers	157.8	129.9	21.5%	—	129.9	21.5%
Zale Jewelry(1)	(2.0)	(8.0)	75.0%	—	(8.0)	75.0%
Piercing Pagoda(2)	(0.1)	(1.8)	94.4%	—	(1.8)	94.4%
UK Jewelry	3.2	1.1	190.9%	(0.1)	1.0	220.0%
Other(3)(4)	(58.1)	(37.7)	(54.1)%	0.1	(37.6)	(54.5)%
	100.8	83.5	20.7%	—	83.5	20.7%
Interest expense, net	(11.1)	(13.7)	19.0%	—	(13.7)	19.0%
Income before income taxes	89.7	69.8	28.5%	—	69.8	28.5%
Income taxes	(27.5)	(11.8)	(133.1)%	—	(11.8)	(133.1)%
Net income	$62.2	$58.0	7.2%	$—	$58.0	7.2%
Basic earnings per share	$0.78	$0.73	6.8%	$—	$0.73	6.8%
Diluted earnings per share	$0.78	$0.72	8.3%	$—	$0.72	8.3%
(1) Includes net operating loss of $4.4 million and $9.4 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively.
(2) Includes net operating loss of $0.7 million and $2.1 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively.
(3) Includes $43.6 million of transaction-related and integration expenses for the 13 weeks ended August 1, 2015, which are primarily attributed to the legal settlement over appraisal rights and consulting expenses.
(4) Includes $30.8 million of transaction-related and integration expenses for the 13 weeks ended August 2, 2014, which are primarily attributed to one-time transaction and severance related costs.

(in millions, except per share amounts)	26 weeks ended		Change %	Impact of exchange rate movement	26 weeks ended August 2, 2014 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
Sales by segments:	August 1, 2015	August 2, 2014
Sterling Jewelers	$1,802.7	$1,713.9	5.2%	$—	$1,713.9	5.2%
Zale Jewelry	709.3	215.0	229.9%	(6.1)	208.9	239.5%
Piercing Pagoda	117.1	32.5	260.3%	—	32.5	260.3%
UK Jewelry	305.6	314.6	(2.9)%	(27.6)	287.0	6.5%
Other	6.5	6.0	8.3%	—	6.0	8.3%
	2,941.2	2,282.0	28.9%	(33.7)	2,248.3	30.8%
Cost of sales	(1,884.5)	(1,465.8)	(28.6)%	24.8	(1,441.0)	(30.8)%
Gross margin	1,056.7	816.2	29.5%	(8.9)	807.3	30.9%
Selling, general and administrative expenses	(906.0)	(689.7)	(31.4)%	9.0	(680.7)	(33.1)%
Other operating income, net	126.3	107.7	17.3%	—	107.7	17.3%
Operating income (loss):
Sterling Jewelers	336.0	296.2	13.4%	—	296.2	13.4%
Zale Jewelry(1)	8.4	(8.0)	205.0%	—	(8.0)	205.0%
Piercing Pagoda(2)	5.0	(1.8)	377.8%	—	(1.8)	377.8%
UK Jewelry	3.7	1.1	236.4%	(0.1)	1.0	270.0%
Other(3)(4)	(76.1)	(53.3)	(42.8)%	0.2	(53.1)	(43.3)%
	277.0	234.2	18.3%	0.1	234.3	18.2%
Interest expense, net	(22.1)	(15.5)	(42.6)%	—	(15.5)	(42.6)%
Income before income taxes	254.9	218.7	16.6%	0.1	218.8	16.5%
Income taxes	(73.9)	(64.1)	(15.3)%	—	(64.1)	(15.3)%
Net income	$181.0	$154.6	17.1%	$0.1	$154.7	17.0%
Basic earnings per share	$2.27	$1.93	17.6%	$0.01	$1.94	17.0%
Diluted earnings per share	$2.26	$1.93	17.1%	$—	$1.93	17.1%

(1) Includes net operating loss of $13.5 million and $9.4 million related to the effect of purchase accounting associated with the acquisition of Zale Corporation for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively.
(2) Includes net operating loss of $3.0 million and $2.1 million related to the effect of purchase accounting associated with the acquisition of Zale Corporation for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively.
(3) Includes $50.0 million of transaction-related and integration expenses for the 26 weeks ended August 1, 2015, which are primarily attributed to the legal settlement over appraisal rights and consulting expenses.
(4) Includes $39.2 million of transaction-related and integration expenses for the 26 weeks ended August 2, 2014, which are primarily attributed to one-time transaction and severance related costs.

2. Operating data reflecting the impact of Zale operations and acquisition-related costs
The table below reflects the impact of the Zale operations, costs associated with the integration of the acquisition of Zale Corporation, along with certain other accounting adjustments made. Management finds the information useful to analyze the results of the business excluding these items in order to appropriately evaluate the performance of the business without the impact of significant and unusual items.
(a) Second Quarter Fiscal 2016 operating data reflecting the impact of Zale operations and acquisition-related costs
Second quarter of Fiscal 2016

in millions	Adjusted Signet excluding Zale (1)	Zale operations	Adjusted Signet	Accounting adjustments (2)	Transaction costs (3)	Signet consolidated, as reported
Sales	$1,021.3	$396.5	$1,417.8	$(7.2)	$—	$1,410.6
Cost of sales	(657.0)	(260.7)	(917.7)	(2.1)	—	(919.8)
Gross margin	364.3	135.8	500.1	(9.3)	—	490.8
Selling, general and administrative expenses	(280.8)	(132.6)	(413.4)	4.2	(43.6)	(452.8)
Other operating income, net	63.0	(0.2)	62.8	—	—	62.8
Operating income (loss)	146.5	3.0	149.5	(5.1)	(43.6)	100.8
Interest expense, net	(11.0)	(0.1)	(11.1)	—	—	(11.1)
Income before income taxes	135.5	2.9	138.4	(5.1)	(43.6)	89.7
Income taxes	(34.8)	(1.0)	(35.8)	1.8	6.5	(27.5)
Net income (loss)	100.7	1.9	102.6	(3.3)	(37.1)	62.2
Earnings per share – diluted	$1.26	$0.02	$1.28	$(0.04)	$(0.46)	$0.78

	Adjusted Signet excluding Zale	Zale operations	Adjusted Signet	Signet consolidated, as reported
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.3)%	(65.8)%	(64.7)%	(65.2)%
Gross margin	35.7%	34.2%	35.3%	34.8%
Selling, general and administrative expenses	(27.5)%	(33.4)%	(29.2)%	(32.1)%
Other operating income, net	6.2%	(0.1)%	4.4%	4.5%
Operating income (loss)	14.4%	0.7%	10.5%	7.2%
Interest expense, net	(1.1)%	—%	(0.8)%	(0.8)%
Income before income taxes	13.3%	0.7%	9.7%	6.4%
Income taxes	(3.4)%	(0.2)%	(2.5)%	(2.0)%
Net income (loss)	9.9%	0.5%	7.2%	4.4%

(1)	Includes capital structure and financing costs.

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

(3)	Transaction costs are primarily attributed to the legal settlement over appraisal rights and consulting expenses. These costs are included within Signet’s Other segment.

Year to date Fiscal 2016

in millions	Adjusted Signet excluding Zale (1)	Zale operations	Adjusted Signet	Accounting adjustments (2)	Transaction costs (3)	Signet consolidated, as reported
Sales	$2,114.8	$842.2	$2,957.0	$(15.8)	$—	$2,941.2
Cost of sales	(1,327.1)	(548.4)	(1,875.5)	(9.0)	—	(1,884.5)
Gross margin	787.7	293.8	1,081.5	(24.8)	—	1,056.7
Selling, general and administrative expenses	(601.3)	(263.0)	(864.3)	8.3	(50.0)	(906.0)
Other operating income, net	127.2	(0.9)	126.3	—	—	126.3
Operating income (loss)	313.6	29.9	343.5	(16.5)	(50.0)	277.0
Interest expense, net	(21.2)	(0.9)	(22.1)	—	—	(22.1)
Income before income taxes	292.4	29.0	321.4	(16.5)	(50.0)	254.9
Income taxes	(77.4)	(11.2)	(88.6)	5.8	8.9	(73.9)
Net income (loss)	215.0	17.8	232.8	(10.7)	(41.1)	181.0
Earnings per share – diluted	$2.69	$0.22	$2.91	$(0.13)	$(0.52)	$2.26

	Adjusted Signet excluding Zale	Zale operations	Adjusted Signet	Signet consolidated, as reported
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(62.8)%	(65.1)%	(63.4)%	(64.1)%
Gross margin	37.2%	34.9%	36.6%	35.9%
Selling, general and administrative expenses	(28.4)%	(31.2)%	(29.2)%	(30.8)%
Other operating income, net	6.0%	(0.1)%	4.2%	4.3%
Operating income (loss)	14.8%	3.6%	11.6%	9.4%
Interest expense, net	(1.0)%	(0.2)%	(0.7)%	(0.7)%
Income before income taxes	13.8%	3.4%	10.9%	8.7%
Income taxes	(3.6)%	(1.3)%	(3.0)%	(2.5)%
Net income (loss)	10.2%	2.1%	7.9%	6.2%

(1)	Includes capital structure and financing costs.

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

(3)	Transaction costs are primarily attributed to the legal settlement over appraisal rights and consulting expenses. These costs are included within Signet’s Other segment.

(b) Second Quarter Fiscal 2015 operating data reflecting the impact of acquisition-related costs
Second quarter of Fiscal 2015

in millions	Adjusted Signet excluding Zale (1)	Zale operations	Adjusted Signet	Accounting adjustments (2)	Transaction costs (3)	Signet consolidated, as reported
Sales	$978.4	$256.8	$1,235.2	$(9.3)	$—	$1,225.9
Cost of sales	(638.4)	(173.3)	(811.7)	(5.2)	—	(816.9)
Gross margin	340.0	83.5	423.5	(14.5)	—	409.0
Selling, general and administrative expenses	(269.6)	(81.8)	(351.4)	3.0	(30.8)	(379.2)
Other operating income, net	53.7	—	53.7	—	—	53.7
Operating income (loss)	124.1	1.7	125.8	(11.5)	(30.8)	83.5
Interest expense, net	(12.3)	(0.2)	(12.5)	(1.2)	—	(13.7)
Income before income taxes	111.8	1.5	113.3	(12.7)	(30.8)	69.8
Income taxes	(27.1)	(0.6)	(27.7)	4.8	11.1	(11.8)
Net income (loss)	84.7	0.9	85.6	(7.9)	(19.7)	58.0
Earnings per share – diluted	$1.06	$0.01	$1.07	$(0.10)	$(0.25)	$0.72

	Adjusted Signet excluding Zale	Zale operations	Adjusted Signet	Signet consolidated, as reported
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(65.2)%	(67.5)%	(65.7)%	(66.6)%
Gross margin	34.8%	32.5%	34.3%	33.4%
Selling, general and administrative expenses	(27.6)%	(31.8)%	(28.4)%	(31.0)%
Other operating income, net	5.5%	—%	4.3%	4.4%
Operating income (loss)	12.7%	0.7%	10.2%	6.8%
Interest expense, net	(1.3)%	(0.1)%	(1.0)%	(1.1)%
Income before income taxes	11.4%	0.6%	9.2%	5.7%
Income taxes	(2.7)%	(0.2)%	(2.3)%	(1.0)%
Net income (loss)	8.7%	0.4%	6.9%	4.7%

(1)	Includes Signet organic results and capital structure and financing costs to conform with the current year presentation.

(2)
Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to the Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment results in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014 as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $31.3 million and amortization of acquired intangibles.

(3)
Transaction costs include transaction-related and integration expenses associated with advisor fees for legal, tax, accounting and consulting expenses. Severance costs related to Zale and other management changes are also included to conform with the current year presentation. These costs are included within Signet’s Other segment.

Year to date Fiscal 2015

in millions	Adjusted Signet excluding Zale (1)	Zale operations	Adjusted Signet	Accounting adjustments (2)	Transaction costs (3)	Signet consolidated, as reported
Sales	$2,034.5	$256.8	$2,291.3	$(9.3)	$—	$2,282.0
Cost of sales	(1,287.3)	(173.3)	(1,460.6)	(5.2)	—	(1,465.8)
Gross margin	747.2	83.5	830.7	(14.5)	—	816.2
Selling, general and administrative expenses	(571.7)	(81.8)	(653.5)	3.0	(39.2)	(689.7)
Other operating income, net	107.7	—	107.7	—	—	107.7
Operating income (loss)	283.2	1.7	284.9	(11.5)	(39.2)	234.2
Interest expense, net	(14.1)	(0.2)	(14.3)	(1.2)	—	(15.5)
Income before income taxes	269.1	1.5	270.6	(12.7)	(39.2)	218.7
Income taxes	(81.0)	(0.6)	(81.6)	4.8	12.7	(64.1)
Net income (loss)	188.1	0.9	189.0	(7.9)	(26.5)	154.6
Earnings per share – diluted	$2.35	$0.01	$2.36	$(0.10)	$(0.33)	$1.93

	Adjusted Signet excluding Zale	Zale operations	Adjusted Signet	Signet consolidated, as reported
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(63.3)%	(67.5)%	(63.7)%	(64.2)%
Gross margin	36.7%	32.5%	36.3%	35.8%
Selling, general and administrative expenses	(28.1)%	(31.8)%	(28.6)%	(30.2)%
Other operating income, net	5.3%	—%	4.7%	4.7%
Operating income (loss)	13.9%	0.7%	12.4%	10.3%
Interest expense, net	(0.7)%	(0.1)%	(0.6)%	(0.7)%
Income before income taxes	13.2%	0.6%	11.8%	9.6%
Income taxes	(4.0)%	(0.2)%	(3.6)%	(2.8)%
Net income (loss)	9.2%	0.4%	8.2%	6.8%

(1)	Includes capital structure and financing costs.

(2)
Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to the Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment results in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014 as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $31.3 million and amortization of acquired intangibles.

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

(in millions)	August 1, 2015	January 31, 2015	August 2, 2014
Cash and cash equivalents	$159.8	$193.6	$215.0
Loans and overdrafts	(82.0)	(97.5)	(31.2)
Long-term debt	(1,348.7)	(1,363.8)	(1,379.1)
Net debt	$(1,270.9)	$(1,267.7)	$(1,195.3)

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

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net cash provided by operating activities	$143.6	$110.4	$210.6	$183.9
Purchase of property, plant and equipment	(56.0)	(61.9)	(98.9)	(90.0)
Free cash flow	$87.6	$48.5	$111.7	$93.9

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

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Operating income	$100.8	$83.5	$277.0	$234.2
Depreciation and amortization on property, plant and equipment (1)	39.3	34.3	77.6	62.3
Amortization of definite-lived intangibles (1) (2)	3.4	2.2	6.9	2.2
Amortization of unfavorable leases and contracts (2)	(8.8)	(5.9)	(17.6)	(5.9)
Other non-cash accounting adjustments (2)	10.5	15.2	27.2	15.2
Adjusted EBITDA	$145.2	$129.3	$371.1	$308.0
(1) Total amount of depreciation and amortization reflected on the condensed consolidated statement of cash flows for the 13 and 26 weeks ended August 1, 2015 equals $42.7 million and $84.5 million, respectively, which includes $3.4 million and $6.9 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names. Total amount of depreciation and amortization reflected on the condensed consolidated statement of cash flows for the 13 and 26 weeks ended August 2, 2014 equals $36.5 million and $64.5 million, respectively, which includes $2.2 million for the 13 and 26 weeks ended August 2, 2014, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.
(2) Total net operating loss relating to Acquisition accounting adjustments is $5.1 million and $16.5 million for the 13 and 26 weeks ended August 1, 2015 as reflected in the non-GAAP tables above. Total net operating loss relating to Acquisition accounting adjustments is $11.5 million for the 13 and 26 weeks ended August 2, 2014, respectively, as reflected in the non-GAAP tables above.

RESULTS OF OPERATIONS
The following should be read in conjunction with the financial statements and related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2015 Annual Report on Form 10-K. The results for the second quarter of Fiscal 2016 include Zale, which was acquired on May 29, 2014 and therefore affect the comparability of Signet’s operating results for the 13 and 26 weeks ended August 1, 2015 and August 2, 2014 as Zale contributed 65 days of performance during the second quarter of Fiscal 2015 based on the timing of the acquisition. Signet’s results are affected by adjustments related to purchase accounting and transaction costs associated with integrating the acquisition. For comparability purposes, Signet results that exclude adjustments in connection with the acquisition of Zale will be referred to within Management’s Discussion and Analysis as "Adjusted Signet." See Non-GAAP measures on pages 41-48.
Second Quarter Highlights

•	Same store sales: up 4.2%.

•	Operating income: $100.8 million, up $17.3 million or 20.7%. Adjusted(1) operating income: $149.5 million, up 18.8% compared to $125.8 million in second quarter Fiscal 2015.

•	Diluted earnings per share: $0.78, up 8.3%. Adjusted(1) diluted earnings per share: $1.28, up 19.6% compared to $1.07 in second quarter Fiscal 2015.
Year to Date Highlights

•	Same store sales: up 3.8%.

•	Operating income: $277.0 million, up $42.8 million or 18.3%. Adjusted(1) operating income: $343.5 million, up 20.6% compared to $284.9 million in the prior year comparable period.

•	Diluted earnings per share: $2.26, up 17.1%. Adjusted(1) diluted earnings per share: $2.91, up 23.3% compared to $2.36 in the prior year comparable period.

(1)
Non-GAAP measure. The Company uses adjusted metrics, which adjust for purchase accounting and transaction costs related to the Zale Acquisition to give investors information as to the Company’s results without regard to the expenses associated with the May 2014 acquisition of Zale.

	Second Quarter				Year To Date
	Fiscal 2016		Fiscal 2015		Fiscal 2016		Fiscal 2015
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,410.6	100.0%	$1,225.9	100.0%	$2,941.2	100.0%	$2,282.0	100.0%
Cost of sales	(919.8)	(65.2)	(816.9)	(66.6)	(1,884.5)	(64.1)	(1,465.8)	(64.2)
Gross margin	490.8	34.8	409.0	33.4	1,056.7	35.9	816.2	35.8
Selling, general and administrative expenses	(452.8)	(32.1)	(379.2)	(31.0)	(906.0)	(30.8)	(689.7)	(30.2)
Other operating income, net	62.8	4.5	53.7	4.4	126.3	4.3	107.7	4.7
Operating income	100.8	7.2	83.5	6.8	277.0	9.4	234.2	10.3
Interest expense, net	(11.1)	(0.8)	(13.7)	(1.1)	(22.1)	(0.7)	(15.5)	(0.7)
Income before income taxes	89.7	6.4	69.8	5.7	254.9	8.7	218.7	9.6
Income taxes	(27.5)	(2.0)	(11.8)	(1.0)	(73.9)	(2.5)	(64.1)	(2.8)
Net income	$62.2	4.4%	$58.0	4.7%	$181.0	6.2%	$154.6	6.8%
Second quarter sales
In the second quarter, Signet’s same store sales increased 4.2%, compared to an increase of 4.8% in the prior year second quarter, and total sales increased 15.1% to $1,410.6 million compared to $1,225.9 million in the prior year second quarter. The increase in sales was primarily driven by favorable sales performance across virtually all store brands. In the second quarter, an operational change related to the Sterling division's extended service plans ("ESP") associated with ring sizing was made to further align Zale and Sterling ESP policies. This change triggered a change in the revenue and expense recognition rates which favorably impacted Signet same store sales by 60 basis points. eCommerce sales in the second quarter were $65.9 million compared to $50.5 million in the prior year second quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Second quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	3.3%	2.6%	5.9%	—%	5.9%	$858.5
Zale Jewelry	5.4%	55.6%	61.0%	(4.5)%	56.5%	$336.4
Piercing Pagoda	8.4%	54.4%	62.8%	—%	62.8%	$52.9
Zale division(4)	5.8%	55.5%	61.3%	(4.0)%	57.3%	$389.3
UK Jewelry division	5.1%	1.3%	6.4%	(8.7)%	(2.3)%	$159.1
Other(5)	—%	(27.5)%	(27.5)%	—%	(27.5)%	$3.7
Signet	4.2%	12.7%	16.9%	(1.8)%	15.1%	$1,410.6
Adjusted Signet(3)						$1,417.8
Adjusted Signet excluding Zale(3)						$1,021.3
(1) Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.
(2) Includes all sales from stores not open for 12 months.
(3) Non-GAAP measure.
(4) Zale division results in the prior year second quarter reflect the 65 days of performance subsequent to the acquisition of Zale Corporation as of May 29, 2014.
(5) Includes sales from Signet's diamond sourcing initiative.

Sterling Jewelers sales
In the second quarter, the Sterling Jewelers division's total sales were $858.5 million compared to $810.4 million in the prior year second quarter, up 5.9% and same store sales increased 3.3%, compared to an increase of 6.7% in the prior year second quarter. Sterling sales increases were broad-based across store banners, product brands and non-brands, as well as multi-channels. Bridal and diamond jewelry was particularly strong. In the second quarter, the average transaction value increased and the number of transactions decreased for both Kay and Jared due principally to merchandise mix.

	Change from previous year
Second quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	4.1%	2.5%	6.6%	$530.0
Jared(3)	2.7%	5.1%	7.8%	$285.4
Regional brands	(1.8)%	(9.5)%	(11.3)%	$43.1
Sterling Jewelers division	3.3%	2.6%	5.9%	$858.5

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second quarter	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Kay	$441	$422	4.5%	6.0%	(2.1)%	2.8%
Jared	$567	$547	3.7%	(0.4)%	(3.0)%	6.0%
Regional brands	$437	$426	2.6%	3.4%	(5.7)%	(1.3)%
Sterling Jewelers division	$476	$457	4.2%	3.9%	(2.5)%	3.4%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Zale sales
The Zale division's second quarter total sales were $389.3 million compared to $247.5 million in the prior year second quarter, with the prior year period reflecting 26 fewer days given the acquisition of Zale Corporation occurred on May 29, 2014. Zale Jewelry contributed $336.4 million and Piercing Pagoda contributed $52.9 million of revenues. Zale division total sales included purchase accounting adjustments of $(7.2) million related to a reduction of deferred revenue associated with extended warranty sales. Same store sales increased 5.8% in the current year compared to (0.9)% in the prior year second quarter, driven by sales associate training, branded bridal, branded diamond fashion merchandise and new marketing creative.

	Change from previous year
Second quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	6.2%	59.3%	65.5%	—%	65.5%	$262.0
Gordon’s	(7.6)%	39.1%	31.5%	—%	31.5%	$16.7
Zale US Jewelry	5.3%	57.7%	63.0%	—%	63.0%	$278.7
Peoples	6.7%	49.1%	55.8%	(21.5)%	34.3%	$49.7
Mappins	—%	33.3%	33.3%	(19.0)%	14.3%	$8.0
Zale Canada Jewelry	5.7%	46.5%	52.2%	(21.1)%	31.1%	$57.7
Total Zale Jewelry	5.4%	55.6%	61.0%	(4.5)%	56.5%	$336.4
Piercing Pagoda	8.4%	54.4%	62.8%	—%	62.8%	$52.9
Zale division(4)	5.8%	55.5%	61.3%	(4.0)%	57.3%	$389.3

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure.
(4)     The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

UK Jewelry sales
In the second quarter, the UK Jewelry division’s total sales decreased 2.3% to $159.1 million compared to $162.9 million in the prior year second quarter and increased 6.4% at constant exchange rates. Same store sales increased 5.1% compared to an increase of 4.4% in the prior year second quarter. The increase in sales was primarily driven by strong results in bridal and watches. The average transaction value and number of transactions increased in both H.Samuel and Ernest Jones due principally to merchandise mix.

	Change from previous year
Second quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	1.9%	(0.3)%	1.6%	(8.3)%	(6.7)%	$76.3
Ernest Jones	8.3%	2.8%	11.1%	(9.0)%	2.1%	$82.8
UK Jewelry division	5.1%	1.3%	6.4%	(8.7)%	(2.3)%	$159.1

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second quarter	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
H.Samuel	£74	£73	1.4%	(2.7)%	0.4%	4.2%
Ernest Jones	£274	£267	2.6%	(6.2)%	6.9%	11.7%
UK Jewelry division	£120	£115	4.3%	(2.6)%	1.8%	5.7%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.
(2)     Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns.

Year to date sales
In the year to date, Signet’s same store sales increased 3.8%, compared to an increase of 4.1% in the prior year second quarter, and total sales increased 28.9% to $2,941.2 million compared to $2,282.0 million in the prior year second quarter. The increase in sales was primarily driven by the acquisition of the Zale division, which resulted added $826.4 million of sales in the current year to date period compared with $247.5 million in the prior year to date period. eCommerce sales in the year to date period were $142.8 million compared to $89.2 million in the prior year to date period.

	Change from previous year
Year to date Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	2.8%	2.4%	5.2%	—%	5.2%	$1,802.7
Zale Jewelry	5.5%	234.0%	239.5%	(9.6)%	229.9%	$709.3
Piercing Pagoda	7.1%	253.2%	260.3%	—%	260.3%	$117.1
Zale division(4)	5.7%	236.6%	242.3%	(8.4)%	233.9%	$826.4
UK Jewelry division	5.6%	0.9%	6.5%	(9.4)%	(2.9)%	$305.6
Other(5)	—%	8.3%	8.3%	—%	8.3%	$6.5
Signet	3.8%	27.0%	30.8%	(1.9)%	28.9%	$2,941.2
Adjusted Signet(3)						$2,957.0
Adjusted Signet excluding Zale(3)						$2,114.8
(1) Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.
(2) Includes all sales from stores not open for 12 months.
(3) Non-GAAP measure.
(4) Zale division results in the prior year to date period reflect the 65 days of performance subsequent to the acquisition of Zale Corporation as of May 29, 2014.
(5) Includes sales from Signet's diamond sourcing initiative.
Sterling Jewelers sales
In the year to date, the Sterling Jewelers division's total sales were $1,802.7 million compared to $1,713.9 million in the prior year comparable period, up 5.2% and same store sales increased 2.8%, compared to an increase of 4.8% in the comparable prior year period. Sterling sales increases were broad-based across store banners as well as multi-channels. Bridal and diamond jewelry was particularly strong. In the year to date, the average transaction price increased and the number of transactions decreased for both Kay and Jared due principally to merchandise mix.

	Change from previous year
Year to date Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	3.8%	2.5%	6.3%	$1,126.6
Jared(3)	1.4%	4.6%	6.0%	$580.9
Regional brands	(1.3)%	(9.1)%	(10.4)%	$95.2
Sterling Jewelers division	2.8%	2.4%	5.2%	$1,802.7

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2016	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Kay	$423	$401	5.5%	2.8%	(2.4)%	5.5%
Jared	$562	$545	3.1%	(2.2)%	(3.1)%	8.0%
Regional brands	$424	$412	2.9%	1.7%	(5.1)%	(0.6)%
Sterling Jewelers division	$460	$440	4.5%	1.2%	(2.8)%	5.7%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Zale sales
As Zale was acquired May 29, 2014, there is no comparable period presented. In the year to date, the Zale division's total sales were $826.4 million. Zale Jewelry contributed $709.3 million and Piercing Pagoda contributed $117.1 million of revenues. Total Zale division total sales included purchase accounting adjustments of $(15.8) million related to a reduction of deferred revenue associated with extended warranty sales. Same store sales increased 5.7% driven primarily by sales associate training, new marketing creative and branded bridal and branded diamond fashion merchandise in the Zale Jewelry segment.

	Change from previous year
Year to date Fiscal 2016	Same store sales(1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Zales	6.1%					$559.3
Gordon’s	(5.1)%					$37.5
Zale US Jewelry	5.4%					$596.8
Peoples	6.7%					$96.9
Mappins	1.4%					$15.6
Zale Canada Jewelry	5.9%					$112.5
Total Zale Jewelry	5.5%					$709.3
Piercing Pagoda	7.1%					$117.1
Zale division	5.7%					$826.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website. The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

UK Jewelry sales
In the year to date, the UK Jewelry division’s total sales decreased 2.9% to $305.6 million compared to $314.6 million in the prior year comparable period and increased 6.5% at constant exchange rates. Same store sales increased 5.6% compared to an increase of 4.3% in the prior year comparable period. The increase in sales was primarily driven by branded bridal, fashion diamond jewelry and fashion watches. The average transaction value increased in both H.Samuel and Ernest Jones primarily driven by increases in diamond sales. The number of merchandise transactions increased in both H.Samuel and Ernest Jones due to strong performance in diamond, fashion jewelry and watch sales.

	Change from previous year
Year to date Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	3.0%	0.1%	3.1%	(9.0)%	(5.9)%	$151.1
Ernest Jones	8.3%	1.7%	10.0%	(9.7)%	0.3%	$154.5
UK Jewelry division	5.6%	0.9%	6.5%	(9.4)%	(2.9)%	$305.6

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2016	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
H.Samuel	£74	£73	1.4%	(2.7)%	1.4%	6.3%
Ernest Jones	£270	£262	3.1%	(6.5)%	5.3%	11.6%
UK Jewelry division	£117	£113	3.5%	(4.3)%	2.2%	7.4%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.
(2)     Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns.

Cost of sales and gross margin
In the second quarter, gross margin was $490.8 million or 34.8% of sales compared to $409.0 million or 33.4% of sales in the prior year second quarter. Adjusted gross margin was $500.1 million or 35.3% of sales, compared to 34.3% in the prior year second quarter. The increase in the adjusted gross margin rate from prior year of 100 basis points was due to improvement in gross merchandise margin through higher sales and favorable commodity costs. Excluding Zale, the adjusted gross margin rate was 35.7%, up 90 basis points.

•
Gross margin dollars in the Sterling Jewelers division increased $25.1 million compared to the prior year second quarter, reflecting higher sales and a gross margin rate increase of 90 basis points. The gross margin rate expansion was driven principally by an improvement in the merchandise margin due to favorable commodity costs partially offset by higher bad debt expense due to credit sales growth.

•
Gross margin dollars in the Zale division increased $52.3 million compared to the prior year second quarter, reflecting higher sales and an adjusted gross margin rate increase of 170 basis points. The gross margin rate expansion was driven principally by improved merchandise margin attributed to a number of factors, including merchandise synergy initiatives and favorable commodity costs, and leverage on store occupancy.

•
Gross margin dollars in the UK Jewelry division increased $0.5 million compared to the prior year second quarter, and the gross margin rate increased 100 basis points. The gross margin rate expansion was driven principally by lower store occupancy expenses.

In the year to date, gross margin was $1,056.7 million or 35.9% of sales compared to $816.2 million or 35.8% of sales in the prior year second quarter. Adjusted gross margin was $1,081.5 million or 36.6% of sales compared to 36.3% in the prior year to date period. The increase in the adjusted gross margin rate from prior year of 30 basis points was also due to higher sales and favorable commodity costs. Excluding Zale, the adjusted gross margin rate was 37.2%, up 50 basis points.

•
Gross margin dollars in the Sterling Jewelers division increased $43.0 million compared to the prior year to date, reflecting higher sales and a gross margin rate increase of 50 basis points. The gross margin rate expansion was driven principally by an improvement in the merchandise margin due to favorable commodity costs partially offset by higher bad debt expense due to credit sales growth.

•	Gross margin in the year to date period for the Zale division is not comparable.

•
In the UK Jewelry division, gross margin dollars decreased $0.7 million but gross margin rate increased 50 basis points compared to the prior year to date. The decrease in dollars was due to lower gross merchandise margin as a result of promotional activity. The gross margin rate increase was due to leverage on store occupancy expenses.

Selling, general and administrative expenses (“SGA”)
Selling, general and administrative expenses (“SGA”) were $452.8 million or 32.1% of sales compared to $379.2 million or 31.0% of sales in second quarter Fiscal 2015. The $73.6 million increase was primarily due to the incremental 26 days of Zale operations in this year's quarter, as well as transaction-related expenses of $43.6 million, including the appraisal rights legal settlement of $34.2 million, and a net favorable impact from purchase accounting adjustments of $4.2 million. In the prior year, the net favorable impact from purchase accounting adjustments was $3.0 million and transaction-related expenses were $30.8 million. Second quarter Fiscal 2016 adjusted SGA was $413.4 million or 29.2% of sales compared to 28.4% in the prior year.  The 80 basis point increase was due to incremental investments in Zale principally around advertising, information technology support, and employee benefits. Excluding Zale, the adjusted SGA rate was 27.5%, down 10 basis points, due to leverage on store payroll costs offset in part by higher central costs associated with legal fees related to the appraisal rights litigation.
In the year to date of Fiscal 2016, SGA were $906.0 million or 30.8% of sales compared to $689.7 million or 30.2% of sales in prior year to date period. The $216.3 million increase was primarily due to owning Zale for the entire year to date period compared with 65 days in the prior year comparable period as well as higher transaction costs. Adjusted SGA was $864.3 million or 29.2% of sales compared to adjusted SGA of $653.5 million or 28.6% of sales in the prior year to date period. The 60 basis point increase was driven by higher store operation expenses as well as advertising investments related to Zale. Excluding Zale, the adjusted SGA rate was 28.4%, up 30 basis points, driven by central costs associated principally with legal fees related to the appraisal rights litigation.
Other operating income, net
Other operating income in the second quarter was $62.8 million or 4.5% of sales compared to $53.7 million or 4.4% of sales in the prior year second quarter. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.
In the year to date, other operating income was $126.3 million or 4.3% of sales compared to $107.7 million or 4.7% of sales in the prior year to date period. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.

Operating income
Operating income for the second quarter was $100.8 million, or 7.2% of sales compared to $83.5 million or 6.8% of sales in the prior year second quarter. There were $48.7 million of unfavorable purchase accounting and transaction-related adjustments this year which reduced operating income in the second quarter compared with adjustments of $42.3 million in the prior year period. Adjusted operating income was $149.5 million, or 10.5% of sales compared to adjusted operating income of $125.8 million or 10.2% of sales in the prior year second quarter. The 30 basis point increase in adjusted operating margins was due principally to higher sales and gross margin. Signet's operating income consisted of the following components:

	Second Quarter
	Fiscal 2016		Fiscal 2015
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$157.8	18.4%	$129.9	16.0%
Zale division(1)	(2.1)	(0.5)%	(9.8)	(4.0)%
UK Jewelry division	3.2	2.0%	1.1	0.7%
Other(2)	(58.1)	nm	(37.7)	nm
Operating income	$100.8	7.2%	$83.5	6.8%

(1)
In the second quarter of Fiscal 2016, Zale division includes net operating loss impact of $5.1 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $3.0 million or 0.7% of sales. The Zale division operating income included $2.4 million from Zale Jewelry or 0.7% of sales and $0.6 million from Piercing Pagoda or 1.1% of sales. In the prior year second quarter, Zale division includes net operating loss impact of $11.5 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $1.7 million or 0.7% of sales. The Zale division operating income included $1.4 million from Zale Jewelry or 0.6% of sales and $0.3 million from Piercing Pagoda or 0.9% of sales.

(2)
Other includes $43.6 million of transaction-related and integration expenses in the second quarter of Fiscal 2016, which are primarily attributed to the legal settlement over appraisal rights and consulting expenses. In prior year second quarter, $30.8 million of transaction-related and integration expenses were incurred, primarily attributed to one-time transaction and severance related costs.

nm Not meaningful

In the year to date, operating income was $277.0 million, or 9.4% of sales compared to $234.2 million or 10.3% of sales last year. Included in operating income were purchase accounting and transaction-related adjustments which reduced operating income by $66.5 million compared with adjustments of $50.7 million in the prior year to date period. Adjusted operating income was $343.5 million, or 11.6% of sales compared to adjusted operating income of $284.9 million or 12.4% of sales last year. The 80 basis point decrease in adjusted operating margins was due to the addition of the Zale division this year, which required incremental investment in SGA. Excluding the Zale division, the adjusted Signet operating margin would have been 14.8%, up 90 basis points compared to last year. Year to date operating income consisted of the following components:

	Year to date
	Fiscal 2016		Fiscal 2015
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$336.0	18.6%	$296.2	17.3%
Zale division(1)	13.4	1.6%	(9.8)	(4.0)%
UK Jewelry division	3.7	1.2%	1.1	0.3%
Other(2)	(76.1)	nm	(53.3)	nm
Operating income	$277.0	9.4%	$234.2	10.3%

(1)
In the year to date period of Fiscal 2016, Zale division includes net operating loss impact of $16.5 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $29.9 million or 3.6% of sales. The Zale division operating income included $21.9 million from Zale Jewelry or 3.0% of sales and $8.0 million from Piercing Pagoda or 6.8% of sales. In the prior year to date period, Zale division includes net operating loss impact of $11.5 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $1.7 million or 0.7% of sales. The Zale division operating income included $1.4 million from Zale Jewelry or 0.6% of sales and $0.3 million from Piercing Pagoda or 0.9% of sales.

(2)
Other includes $50.0 million of transaction-related and integration expenses in the year to date period of Fiscal 2016, which are primarily attributed to the legal settlement over appraisal rights and consulting expenses. In prior year to date period, $39.2 million of transaction-related and integration expenses were incurred, primarily attributed to one-time transaction and severance related costs.

nm Not meaningful

Interest expense, net
In the second quarter, net interest expense was $11.1 million compared to $13.7 million in the prior year second quarter. The decrease was driven by the one-time write off of fees totaling $3.2 million related to the $800 million bridge facility during the second quarter of Fiscal 2015, offset by interest expense associated with the $1.4 billion of debt related to financing the acquisition of Zale Corporation. This debt was outstanding for the entire second quarter compared to a partial period in the prior year second quarter.
In the year to date, net interest expense was $22.1 million compared to $15.5 million in the prior year to date period driven by the $1.4 billion of debt related to financing the acquisition of Zale Corporation.
Income before income taxes
For the second quarter, income before income taxes was up 28.5% to $89.7 million or 6.4% of sales compared to $69.8 million or 5.7% of sales in the prior year second quarter.
For the year to date, income before income taxes was up 16.6% to $254.9 million or 8.7% of sales compared to $218.7 million or 9.6% of sales in the prior year to date period.
Income taxes
In the second quarter, income tax expense was $27.5 million, an effective tax rate ("ETR") of 30.7%, compared to $11.8 million, an ETR of 16.9%, in the prior year second quarter. The second quarter ETR was unfavorably affected by the impact of the $34.2 million appraisal rights legal settlement, which is a non-deductible tax item.
In the year to date, income tax expense was $73.9 million, an ETR of 29.0% compared to $64.1 million, an ETR of 29.3%, in the prior year to date period.
The forecasted effective tax rate for the Fiscal 2016 full year remains 28% to 29%.
Net income
For the second quarter, net income was up 7.2% to $62.2 million or 4.4% of sales compared to $58.0 million or 4.7% of sales in the prior year second quarter. Adjusted net income was $102.6 million or 7.2% of adjusted sales compared to $85.6 million or 6.9% of adjusted sales in the prior year second quarter.
For the year to date, net income was up 17.1% to $181.0 million or 6.2% of sales compared to $154.6 million or 6.8% of sales in the prior year to date period. Adjusted net income was $232.8 million or 7.9% of adjusted sales compared to $189.0 million or 8.2% of adjusted sales in the prior year to date period.
Earnings per share
For the second quarter, diluted earnings per share were $0.78 compared to $0.72 in the prior year second quarter, up 8.3%. Adjusted diluted earnings per share were $1.28, which included a contribution of $0.02 per share related to the Zale division, as well as the impact related to an operational change associated with extended service plans, which resulted in a change in revenue recognition and impacted adjusted diluted earnings per share by $0.05. The weighted average diluted number of common shares outstanding was 79.9 million compared to 80.2 million in the prior year second quarter.
For the year to date, diluted earnings per share were $2.26 compared to $1.93 in the prior year second quarter, up 17.1%. Adjusted diluted earnings per share were $2.91, which included a contribution of $0.22 per share related to the Zale division. The weighted average diluted number of common shares outstanding was 80.0 million compared to 80.2 million in the prior year to date period.
Dividends per share
In the second quarter of Fiscal 2016, dividends of $0.22 per share were approved by the Board of Directors compared to $0.18 in the second quarter of Fiscal 2015. In the year to date, dividends of $0.44 per share were approved by the Board of Directors compared to $0.36 in the prior year to date period.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the year to date periods of Fiscal 2016 and Fiscal 2015:

	26 weeks ended
(in millions)	August 1, 2015	August 2, 2014
Net cash provided by operating activities	$210.6	$183.9
Net cash used in investing activities	(97.2)	(1,519.4)
Net cash used in financing activities	(147.6)	1,303.4
Decrease in cash and cash equivalents	(34.2)	(32.1)

Cash and cash equivalents at beginning of period	193.6	247.6
Decrease in cash and cash equivalents	(34.2)	(32.1)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.5)
Cash and cash equivalents at end of period	$159.8	$215.0
Operating activities
Net cash provided by operating activities was $210.6 million compared to $183.9 million in the prior year comparable period. Net income increased by $26.4 million to $181.0 million from $154.6 million and depreciation and amortization increased $20.0 million to $84.5 million from $64.5 million in the prior year comparable period. The increase in depreciation and amortization was primarily due to the Zale Division. The primary drivers of cash used in operating activities were as follows:

•
Cash provided by accounts receivable was $74.7 million as compared to $58.3 million in the prior year to date period. In the Sterling Jewelers division, credit participation was 61.6% and the average monthly collection rate was 12.0% compared to 60.0% and 12.4%, respectively, in the prior year comparable period. The decrease in the average monthly collection rate is primarily attributed to the continued shift of customers opting for regular credit terms which require lower monthly payments and no down payment as opposed to the 12-month interest free program.

•
Cash used for purchases of inventory and inventory-related items was $28.4 million compared to $17.1 million provided in the prior year comparable period. The change in inventories is primarily attributed to new stores and rough diamond purchases. Accounts payable used $80.8 million compared to a use of $28.9 million in the prior year comparable period primarily driven by the Zale Division and timing of payments.

•
Total inventory as of August 1, 2015 was $2,414.2 million compared to the January 31, 2015 balance of $2,439.0 million and prior year comparable quarter balance of $2,345.3 million. The increase in inventories from the prior year comparable period is due to higher diamond inventories due primarily to more stores and rough diamond inventory.

•
Cash used for accrued expenses and other liabilities was $28.6 million compared to $19.0 million in the prior year comparable period primarily driven by salary and payroll-related items paid in the second quarter related to incentive compensation.

Investing activities
Net cash used in investing activities in the 26 weeks ended August 1, 2015 was $97.2 million, consisting primarily of capital additions associated with new Kay and Jared stores, store remodels and Zale division information technology infrastructure and stores. Net cash used in investing activities in the 26 weeks ended August 2, 2014 was $1,519.4 million, consisting primarily of $1,429.2 million to fund the Acquisition, net of cash acquired, and $90.0 million related to capital additions associated with new Kay and Jared stores, store remodels and Zale division information technology infrastructure and stores.
Stores opened and closed in the 26 weeks ended August 1, 2015:

	January 31, 2015		Openings	Closures	August 1, 2015
Store count:
Kay	1,094		28	(4)	1,118
Jared	253		9	(1)	261
Regional brands	157		—	(6)	151
Sterling Jewelers division	1,504	(1)	37	(11)	1,530

Zales	716		2	(6)	712
Peoples	144		1	—	145
Regional brands	112		—	(3)	109
Total Zale Jewelry	972		3	(9)	966
Piercing Pagoda	605		—	(6)	599
Zale division	1,577	(1)	3	(15)	1,565

H.Samuel	302		—	(1)	301
Ernest Jones	196		2	(1)	197
UK Jewelry division	498	(1)	2	(2)	498

Signet	3,579		42	(28)	3,593

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

Financing activities
Net cash used in financing activities in the 26 weeks ended August 1, 2015 was $147.6 million, comprised primarily of $81.9 million cash used to repurchase approximately 629,000 shares. Additionally, approximately $32 million was used for dividend payments. Net cash provided by financing activities in the 26 weeks ended August 2, 2014 was $1,303.4 million, primarily due to $1,380.0 million in proceeds from debt issued (net of debt issuance costs) to fund the Acquisition, offset by $76.6 million of net cash outflows associated with dividend payments, share repurchases, net cash outflows associated with share based compensation plans and repayment of short-term borrowings and capital leases. Details of the major items within financing activities are discussed below:
Dividends

	August 1, 2015			August 2, 2014
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter(1)	$0.22	$17.6	(2)	$0.18	$14.4
Second quarter	$0.22	$17.6	(3)	$0.18	$14.4	(3)

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the dividend declared in the fourth quarter of Fiscal 2015 of $0.18 per share was paid on February 26, 2015 in the aggregate of $14.4 million.

(2)	The first quarter Fiscal 2016 $0.22 per share cash dividend was paid on May 27, 2015 in the aggregate amount of $17.6 million.

(3)
As of August 1, 2015 and August 2, 2014, $17.6 million and $14.4 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the second quarter of Fiscal 2016 and Fiscal 2015, respectively.

Share repurchase
The Company’s share repurchase activity was as follows:

		26 weeks ended August 1, 2015			26 weeks ended August 2, 2014
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)
2013 Program(1)	$350.0	628,955	$81.9	$130.27	220,132	$22.4	$101.57

(1)
On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $183.7 million remaining as of August 1, 2015.

Proceeds from issuance of Common Shares
During the 26 weeks ended August 1, 2015, $0.2 million was received for the exercise of share options pursuant to Signet's equity compensation programs. This compares to $2.0 million in the 26 weeks ended August 2, 2014.
Movement in cash and indebtedness
Net debt was $1,270.9 million as of August 1, 2015 compared to net debt of $1,195.3 million as of August 2, 2014; see non-GAAP measures discussed herein.
Cash and cash equivalents at August 1, 2015 were $159.8 million compared to $215.0 million as of August 2, 2014. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At August 1, 2015, Signet had $1,378.5 million of outstanding debt, comprised of $398.5 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility and a $380.0 million term loan facility. The term loan requires the Company to make scheduled quarterly principal payments over the five-year term. During the 26 weeks ended August 1, 2015, $10.0 million in principal payments were made. This debt was incurred during the second quarter of Fiscal 2015 to fund the Acquisition. In addition, the Company maintains a $400 million revolving credit facility, which was undrawn upon as of August 1, 2015. On May 28, 2015, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2017 with all terms substantially the same as the original agreement.

At August 2, 2014, Signet had $1,400 million of outstanding debt, which was incurred to finance the Acquisition. The debt was comprised of $400 million of senior unsecured notes, $600 million of an asset-backed securitization facility and a $400 million term loan facility. In connection with the issuance of the debt, Signet incurred and capitalized fees totaling $16.3 million. Signet also amended its $400 million revolving credit facility and extended the maturity date to 2019. As of August 2, 2014, the credit facility was undrawn upon. In addition, Signet entered into an $800 million 364-day unsecured bridge facility to finance the acquisition of Zale Corporation. No amounts were drawn on this bridge facility, which was replaced in the second quarter of Fiscal 2015 when the Company executed its acquisition financing described above.
The Company had stand-by letters of credit on the revolving credit facility of $21.9 million and $20.3 million as of August 1, 2015 and August 2, 2014, respectively, that reduce remaining availability under the revolving credit facility.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of August 1, 2015 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 31, 2015, filed with the SEC on March 26, 2015.
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
The Sterling Jewelers division sells extended service plans, subject to certain conditions, to perform repair work over the life of the product. Revenue from the sale of these lifetime extended service plans is recognized consistent with the estimated pattern of claim costs expected to be incurred by the Company in connection with performing under the extended service plan obligations. Based on an evaluation of historical claims data, management currently estimates that substantially all claims will be incurred within 17 years of the sale of the warranty contract.
In the second quarter of Fiscal 2016, an operational change related to the Sterling Jewelers division's extended service plans associated with ring sizing was made to further align Zale and Sterling ESP policies. As a result, revenue from the sale of these lifetime extended service plans in the Sterling Jewelers division is deferred and recognized over 17 years for all plans, with approximately 57% of revenue recognized within the first two years for plans sold on or after May 2, 2015 and 42% of revenue recognized within the first two years for plans sold prior to May 2, 2015 (January 31, 2015: 45%; August 2, 2014: 45%).
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
As certain of the UK Jewelry division’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet also hedges a significant portion of forecasted merchandise purchases using commodity forward contracts. Additionally, the Zale division occasionally enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with purchases for our Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counterparties.
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
Signet’s market risk profile as of August 1, 2015 has not materially changed since January 31, 2015. The market risk profile as of January 31, 2015 is disclosed in Signet’s Fiscal 2015 Annual Report on Form 10-K, filed with the SEC on March 26, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 1, 2015.
Changes in internal control over financial reporting
During the second quarter of Fiscal 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the second quarter of Fiscal 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 3, 2015 to May 30, 2015	131,602	$134.93	131,602	$225,892,330
May 31, 2015 to June 27, 2015	93,350	$131.14	93,350	$213,650,075
June 28, 2015 to August 1, 2015	243,705	$123.10	243,705	$183,650,103
Total	468,657	$128.03	468,657	$183,650,103

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

Signet Jewelers Limited

Date:	September 3, 2015	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)