Form 10-Q
period 2015-10-31
SIGNET JEWELERS LTD
filed 2015-12-04
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2015 or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Stock, $0.18 par value, 79,531,968 shares as of November 30, 2015

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014	Notes
Sales	$1,216.4	$1,177.9	$4,157.6	$3,459.9	4
Cost of sales	(848.7)	(832.0)	(2,733.2)	(2,297.8)
Gross margin	367.7	345.9	1,424.4	1,162.1
Selling, general and administrative expenses	(395.0)	(388.7)	(1,301.0)	(1,078.4)
Other operating income, net	60.9	53.5	187.2	161.2
Operating income	33.6	10.7	310.6	244.9	4
Interest expense, net	(11.7)	(12.6)	(33.8)	(28.1)
Income (loss) before income taxes	21.9	(1.9)	276.8	216.8
Income taxes	(6.9)	0.6	(80.8)	(63.5)	8
Net income (loss)	$15.0	$(1.3)	$196.0	$153.3
Basic earnings (loss) per share	$0.19	$(0.02)	$2.46	$1.92	5
Diluted earnings (loss) per share	$0.19	$(0.02)	$2.45	$1.91	5
Basic weighted average common shares outstanding	79.3	79.9	79.7	79.9	5
Diluted weighted average common shares outstanding	79.5	79.9	79.9	80.2	5
Dividends declared per share	$0.22	$0.18	$0.66	$0.54	6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	October 31, 2015			November 1, 2014
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$15.0			$(1.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(4.2)	$—	(4.2)	$(21.4)	$—	(21.4)
Available-for-sale securities:
Unrealized loss on securities, net	(0.1)	—	(0.1)	—	—	—
Cash flow hedges:
Unrealized gain (loss)	2.2	(1.1)	1.1	(2.7)	1.2	(1.5)
Reclassification adjustment of losses to net income (loss)	1.1	(0.2)	0.9	2.7	(0.8)	1.9
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.9	(0.2)	0.7	0.5	(0.1)	0.4
Reclassification adjustment to net income for amortization of prior service credits	(0.6)	0.1	(0.5)	(0.4)	0.1	(0.3)
Total other comprehensive (loss) income	$(0.7)	$(1.4)	$(2.1)	$(21.3)	$0.4	$(20.9)
Total comprehensive income (loss)			$12.9			$(22.2)

	39 weeks ended
	October 31, 2015			November 1, 2014
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$196.0			$153.3
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1.4)	$—	(1.4)	$(14.1)	$—	(14.1)
Available-for-sale securities:
Unrealized loss on securities, net	(0.4)	—	(0.4)	(0.2)	—	(0.2)
Cash flow hedges:
Unrealized loss	(15.0)	4.7	(10.3)	(2.2)	0.9	(1.3)
Reclassification adjustment of losses to net income	2.9	(0.7)	2.2	15.2	(5.2)	10.0
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	2.6	(0.5)	2.1	1.5	(0.3)	1.2
Reclassification adjustment to net income for amortization of prior service credits	(1.7)	0.3	(1.4)	(1.3)	0.3	(1.0)
Total other comprehensive (loss) income	$(13.0)	$3.8	$(9.2)	$(1.1)	$(4.3)	$(5.4)
Total comprehensive income			$186.8			$147.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	October 31, 2015	January 31, 2015	November 1, 2014	Notes
Assets
Current assets:
Cash and cash equivalents	$77.2	$193.6	$87.6
Accounts receivable, net	1,451.5	1,567.6	1,292.1	9
Other receivables	55.4	63.6	56.7
Other current assets	143.2	137.2	133.7
Deferred tax assets	3.6	4.5	1.6
Income taxes	24.6	1.8	21.6
Inventories	2,727.0	2,439.0	2,674.6	10
Total current assets	4,482.5	4,407.3	4,267.9
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $939.7, $852.1 and $839.0, respectively	718.0	665.9	658.8
Goodwill	517.6	519.2	524.3	11
Intangible assets, net	434.3	447.1	461.3	11
Other assets	144.5	140.0	133.5	12
Deferred tax assets	132.1	111.1	72.8
Retirement benefit asset	40.7	37.0	59.9	16
Total assets	$6,469.7	$6,327.6	$6,178.5
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$249.8	$97.5	$221.8	17
Accounts payable	371.4	277.7	396.2
Accrued expenses and other current liabilities	408.0	482.4	422.7
Deferred revenue	241.4	248.0	221.6	18
Deferred tax liabilities	170.5	145.8	151.2
Income taxes	0.7	86.9	3.6
Total current liabilities	1,441.8	1,338.3	1,417.1
Non-current liabilities:
Long-term debt	1,338.7	1,363.8	1,371.3	17
Other liabilities	226.6	230.2	227.2
Deferred revenue	597.5	563.9	518.8	18
Deferred tax liabilities	20.1	21.0	1.8
Total liabilities	3,624.7	3,517.2	3,536.2
Commitments and contingencies				21
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 79.5 shares outstanding (January 31, 2015: 80.3 outstanding; November 1, 2014: 80.2 outstanding)	15.7	15.7	15.7
Additional paid-in capital	274.7	265.2	261.2
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 7.7 shares (January 31, 2015: 6.9 shares; November 1, 2014: 7.0 shares)	(480.3)	(370.0)	(373.2)	6
Retained earnings	3,280.3	3,135.7	2,922.1
Accumulated other comprehensive loss	(245.8)	(236.6)	(183.9)	7
Total shareholders’ equity	2,845.0	2,810.4	2,642.3
Total liabilities and shareholders’ equity	$6,469.7	$6,327.6	$6,178.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Cash flows from operating activities
Net income (loss)	$15.0	$(1.3)	$196.0	$153.3
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	45.0	40.3	129.5	104.8
Amortization of unfavorable leases and contracts	(7.0)	(8.9)	(24.6)	(14.8)
Pension benefit	—	(0.6)	—	(1.8)
Share-based compensation	4.7	3.5	11.8	10.7
Deferred taxation	(5.9)	(28.0)	8.0	(32.2)
Excess tax benefit from exercise of share awards	—	—	(5.1)	(7.7)
Amortization of debt discount and issuance costs	1.0	1.0	2.6	6.5
Other non-cash movements	0.7	0.6	2.7	0.7
Changes in operating assets and liabilities:
Decrease in accounts receivable	41.6	23.5	116.3	81.8
Decrease (increase) in other receivables and other assets	2.1	(0.9)	1.6	(4.9)
Increase in other current assets	(17.6)	(13.9)	(12.8)	(36.7)
Increase in inventories	(317.7)	(338.2)	(289.3)	(321.1)
Increase in accounts payable	174.4	161.8	93.6	132.9
(Decrease) increase in accrued expenses and other liabilities	(31.9)	4.0	(60.5)	(15.0)
Increase in deferred revenue	1.0	8.2	25.0	29.2
Decrease in income taxes payable	(26.8)	(58.2)	(104.1)	(106.7)
Pension plan contributions	(0.5)	(1.0)	(2.0)	(3.2)
Net cash (used in) provided by operating activities	(121.9)	(208.1)	88.7	(24.2)
Investing activities
Purchase of property, plant and equipment	(71.9)	(75.1)	(170.8)	(165.1)
Purchase of available-for-sale securities	(1.9)	(3.0)	(3.8)	(4.2)
Proceeds from sale of available-for-sale securities	—	1.5	3.6	2.5
Acquisition of Zale Corporation, net of cash acquired	—	—	—	(1,429.2)
Net cash used in investing activities	(73.8)	(76.6)	(171.0)	(1,596.0)
Financing activities
Dividends paid	(17.5)	(14.4)	(49.6)	(40.8)
Proceeds from issuance of common shares	3.1	2.2	3.3	4.2
Excess tax benefit from exercise of share awards	—	—	5.1	7.7
Proceeds from senior notes	—	—	—	398.4
Proceeds from term loan	—	—	—	400.0
Repayments of term loan	(7.5)	(5.0)	(17.5)	(5.0)
Proceeds from securitization facility	542.6	493.4	1,738.9	1,424.0
Repayments of securitization facility	(542.6)	(493.4)	(1,738.9)	(824.0)
Proceeds from revolving credit facility	177.0	145.0	177.0	145.0
Repayments of revolving credit facility	(30.0)	—	(30.0)	—
Payment of debt issuance costs	—	(2.1)	—	(20.5)
Repurchase of common shares	(30.0)	(7.4)	(111.9)	(29.8)
Net settlement of equity based awards	—	(3.0)	(8.3)	(18.1)
Principal payments under capital lease obligations	(0.2)	(0.3)	(0.8)	(0.5)
Proceeds from (repayment of) short-term borrowings	18.5	43.0	(1.5)	20.8
Net cash provided by (used in) financing activities	113.4	158.0	(34.2)	1,461.4

Cash and cash equivalents at beginning of period	159.8	215.0	193.6	247.6
Decrease in cash and cash equivalents	(82.3)	(126.7)	(116.5)	(158.8)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.7)	0.1	(1.2)
Cash and cash equivalents at end of period	$77.2	$87.6	$77.2	$87.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 31, 2015	$15.7	$265.2	$0.4	$(370.0)	$3,135.7	$(236.6)	$2,810.4
Net income	—	—	—	—	196.0	—	196.0
Other comprehensive loss	—	—	—	—	—	(9.2)	(9.2)
Dividends	—	—	—	—	(52.7)	—	(52.7)
Repurchase of common shares	—	—	—	(111.9)	—	—	(111.9)
Net settlement of equity based awards	—	(3.0)	—	(1.1)	1.4	—	(2.7)
Share options exercised	—	0.7	—	2.7	(0.1)	—	3.3
Share-based compensation expense	—	11.8	—	—	—	—	11.8
Balance at October 31, 2015	$15.7	$274.7	$0.4	$(480.3)	$3,280.3	$(245.8)	$2,845.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world's largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the US, UK and Canada. Signet manages its business as five reportable segments: the Sterling Jewelers division, the Zale division, which consists of the Zale Jewelry and Piercing Pagoda segments, the UK Jewelry division and the Other reportable segment.
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
Basis of preparation
These condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the year-ended January 31, 2015 filed with the SEC on March 26, 2015.
Use of estimates
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, depreciation and amortization of long-lived assets as well as accounting for business combinations.
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2016 is the 52 week year ending January 30, 2016 and Fiscal 2015 was the 52 week year ended January 31, 2015. Within these condensed consolidated financial statements, the third quarter and year to date of the relevant fiscal years 2016 and 2015 refer to the 13 and 39 weeks ended October 31, 2015 and November 1, 2014, respectively.

Foreign currency translation
The financial position and operating results of certain foreign operations, including the UK Jewelry division and the Canadian operations of the Zale Jewelry segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within the condensed consolidated statements of operations, whereas translation adjustments and gains or losses related to intercompany loans of a long-term investment nature are recognized as a component of AOCI.
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
In the second quarter of Fiscal 2016, an operational change related to the Sterling Jewelers division's extended service plans associated with ring sizing was made to further align Zale and Sterling ESP policies. As a result, revenue from the sale of these lifetime extended service plans in the Sterling Jewelers division is deferred and recognized over 17 years for all plans, with approximately 57% of revenue recognized within the first two years for plans sold on or after May 2, 2015 and 42% of revenue recognized within the first two years for plans sold prior to May 2, 2015 (January 31, 2015: 45%; November 1, 2014: 45%).
The Zale division also sells extended service plans. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime extended service plans is deferred and recognized over 10 years, with approximately 69% of revenue recognized within the first two years (January 31, 2015: 69%; November 1, 2014: 69%). Revenues related to the optional theft protection are deferred and recognized in proportion to when the expected claims costs will be incurred over the two-year contract period. Zale Jewelry customers are also offered a two-year watch warranty and a one-year warranty that covers breakage. Piercing Pagoda customers are also offered a one-year warranty that covers breakage. Revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.
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
Reclassification
The Company has reclassified the presentation of certain prior year amounts in the statements of cash flows to conform to the current year presentation.

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
Debt issuance costs
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance provides clarity that the SEC would not object to the deferral and presentation of debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU Nos. 2015-03 and 2015-15 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Signet does not expect the adoption of this guidance to have a material impact on the Company's financial position or results of operations.
Inventory
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory.” The new guidance states that inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. Signet is currently assessing the impact, if any, that that adoption of this guidance will have on the Company's financial position or results of operations.
Income Taxes
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU No. 2015-17 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Signet does not expect the adoption of this guidance to have a material impact on the Company's financial position or results of operations.

3. Acquisitions
Zale Corporation
On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation, making the entity a wholly-owned consolidated subsidiary of Signet (the "Zale Acquisition" or "Acquisition"). Under the terms of the Agreement and Plan of Merger, Zale Corporation shareholders received $21 per share in cash for each outstanding share of common stock and the vesting, upon consummation of the Acquisition, of certain outstanding Zale Corporation restricted stock units and stock options, which converted into the right to receive the merger consideration of $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400.0 million of long-term debt, including: (a) $400.0 million of senior unsecured notes due in 2024, (b) $600.0 million of two-year revolving asset-backed variable funding notes and (c) a $400.0 million five-year senior unsecured term loan facility. See Note 17 for additional information related to the Company’s long-term debt instruments.
The transaction was accounted for as a business combination during the second quarter of Fiscal 2015. The Acquisition aligns with the Company’s strategy to expand its footprint. The following table summarizes the consideration transferred in conjunction with the Acquisition as of May 29, 2014:

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

	13 weeks ended	39 weeks ended
(in millions, except per share amounts)	November 1, 2014	November 1, 2014
Pro forma sales	$1,183.1	$4,041.3
Pro forma net income	$15.1	$213.9
Pro forma earnings per share – basic	$0.19	$2.68
Pro forma earnings per share – diluted	$0.19	$2.67
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

•	Tax impact of the Company’s amended capital structure as a result of the Acquisition and related issuance of $1,400.0 million of long-term debt.

•	Adjustment of valuation allowances associated with US and Canadian deferred tax assets, including net operating loss carryforwards.

•
Exclusion of acquisition-related costs of $9.4 million and $48.6 million, which were included in the Company’s net income during the 13 and 39 weeks ended November 1, 2014, respectively. Also excluded were costs associated with the unsecured bridge facility discussed in Note 17 of $4.0 million, which were included in the Company's net income during the 39 weeks ended November 1, 2014. All amounts were reported within the Other segment.

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
4. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet's chief operating decision maker utilizes sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its five reportable segments: the Sterling Jewelers division, the Zale division, which consists of the Zale Jewelry and Piercing Pagoda segments, the UK Jewelry division and the "Other" reportable segment. Other consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions that are below the quantifiable threshold for separate disclosure as a reportable segment. See Note 1 for additional information.

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales:
Sterling Jewelers	$733.5	$692.8	$2,536.2	$2,406.7
Zale Jewelry	281.9	289.1	991.2	504.1
Piercing Pagoda	48.0	42.3	165.1	74.8
UK Jewelry	149.4	151.0	455.0	465.6
Other	3.6	2.7	10.1	8.7
Total sales	$1,216.4	$1,177.9	$4,157.6	$3,459.9

Operating income (loss):
Sterling Jewelers	$77.2	$68.1	$413.2	$364.3
Zale Jewelry(1)	(18.3)	(26.7)	(9.9)	(34.7)
Piercing Pagoda(2)	(6.0)	(7.8)	(1.0)	(9.6)
UK Jewelry	—	(2.7)	3.7	(1.6)
Other(3)	(19.3)	(20.2)	(95.4)	(73.5)
Total operating income	$33.6	$10.7	$310.6	$244.9

(1)
Includes net operating loss of $3.6 million and $17.1 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 and 39 weeks ended October 31, 2015 and $11.0 million and $20.4 million for the 13 and 39 weeks ended November 1, 2014, respectively. See Note 3 for additional information.

(2)
Includes net operating loss of $0.1 million and $3.1 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 and 39 weeks ended October 31, 2015 and $2.6 million and $4.7 million for the 13 and 39 weeks ended November 1, 2014, respectively. See Note 3 for additional information.

(3)
Includes $9.8 million and $59.8 million of transaction-related and integration expenses, including the impact of the appraisal rights legal settlement discussed in Note 21, for the 13 and 39 weeks ended October 31, 2015 and $11.4 million and $50.6 million of transaction-related and integration expenses for the 13 and 39 weeks ended November 1, 2014, respectively. Transaction costs include expenses associated with advisor fees for legal, tax, accounting and consulting services as well as severance costs related to Zale and other management changes.

(in millions)	October 31, 2015	January 31, 2015	November 1, 2014
Total assets:
Sterling Jewelers	$3,756.6	$3,647.3	$3,477.2
Zale Jewelry	1,941.6	1,903.6	1,942.6
Piercing Pagoda	135.4	132.8	158.8
UK Jewelry	470.5	413.5	484.5
Other	165.6	230.4	115.4
Total assets	$6,469.7	$6,327.6	$6,178.5
5. Earnings per share

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income (loss)	$15.0	$(1.3)	$196.0	$153.3
Basic weighted average number of shares outstanding	79.3	79.9	79.7	79.9
Dilutive effect of share awards	0.2	—	0.2	0.3
Diluted weighted average number of shares outstanding	79.5	79.9	79.9	80.2
Earnings (loss) per share – basic	$0.19	$(0.02)	$2.46	$1.92
Earnings (loss) per share – diluted	$0.19	$(0.02)	$2.45	$1.91
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares and restricted stock units issued under the Omnibus Plan and stock options issued under the Share Saving Plans and the Executive Plans. The potential impact is calculated under the treasury stock method. The calculation of fully diluted earnings per share for the 13 and 39 weeks ended October 31, 2015 excludes share awards of 106,570 shares (13 and 39 weeks ended November 1, 2014: 525,561 and 32,504 share awards, respectively) on the basis that their effect would be anti-dilutive.

6. Shareholders' equity
Share repurchases

		39 weeks ended October 31, 2015			39 weeks ended November 1, 2014
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)
2013 Program(1)	$350.0	868,325	$111.9	$128.91	288,393	$29.8	$103.37

(1)
On June 14, 2013, the Board of Directors authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $153.7 million remaining as of October 31, 2015.

Dividends

	Fiscal 2016			Fiscal 2015
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.22	$17.6		$0.18	$14.4
Second quarter	$0.22	$17.6		$0.18	$14.4
Third quarter	$0.22	$17.5	(1)	$0.18	$14.4	(1)

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 31, 2015 and November 1, 2014, $17.5 million and $14.4 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the third quarter of Fiscal 2016 and Fiscal 2015, respectively.

7. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at January 31, 2015	$(197.6)	$—	$4.4	$(56.7)	$13.3	$(236.6)
Other comprehensive income (loss) ("OCI") before reclassifications	(1.4)	(0.4)	(10.3)	—	—	(12.1)
Amounts reclassified from AOCI to earnings	—	—	2.2	2.1	(1.4)	2.9
Net current-period OCI	(1.4)	(0.4)	(8.1)	2.1	(1.4)	(9.2)
Balance at October 31, 2015	$(199.0)	$(0.4)	$(3.7)	$(54.6)	$11.9	$(245.8)

 The amounts reclassified from AOCI, by individual component, were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		39 weeks ended
(in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014	Statement of operations caption
Losses on cash flow hedges:
Foreign currency contracts	$(0.1)	$0.3	$—	$0.6	Cost of sales (see Note 14)
Interest rate swaps	0.8	—	1.9	—	Interest expense, net (see Note 14)
Commodity contracts	0.4	2.4	1.0	14.6	Cost of sales (see Note 14)
Total before income tax	1.1	2.7	2.9	15.2
Income taxes	(0.2)	(0.8)	(0.7)	(5.2)
Net of tax	0.9	1.9	2.2	10.0

Defined benefit pension plan items:
Amortization of unrecognized net prior service credits	(0.6)	(0.4)	(1.7)	(1.3)	Selling, general and administrative expenses(1)
Amortization of unrecognized actuarial losses	0.9	0.5	2.6	1.5	Selling, general and administrative expenses(1)
Total before income tax	0.3	0.1	0.9	0.2
Income taxes	(0.1)	—	(0.2)	—
Net of tax	0.2	0.1	0.7	0.2

Total reclassifications, net of tax	$1.1	$2.0	$2.9	$10.2

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 16 for additional information.
8. Income taxes
Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. The provision for income taxes is based on the current estimate of the consolidated annual effective tax rate. As of October 31, 2015, the Company expects its annual effective tax rate to be approximately 29.0% compared to 29.3% as of November 1, 2014.  The estimated effective tax rates exclude the effects of any discrete items that may be recognized in future periods.
During the third quarter of Fiscal 2016, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified as of January 31, 2015.
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

(in millions)	October 31, 2015	January 31, 2015	November 1, 2014
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,437.2	$1,552.9	$1,280.3
Other accounts receivable	14.3	14.7	11.8
Total accounts receivable, net	$1,451.5	$1,567.6	$1,292.1

Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.
Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $9.9 million (January 31, 2015 and November 1, 2014: $13.7 million and $9.5 million, respectively), with a corresponding valuation allowance of $0.6 million (January 31, 2015 and November 1, 2014: $0.5 million and $0.3 million, respectively). The credit function for the Zale division is primarily outsourced and, as such, no material accounts receivable exist as of October 31, 2015, January 31, 2015 or November 1, 2014.
The allowance for credit losses on Sterling Jewelers' customer in-house finance receivables is shown below:

	39 weeks ended
(in millions)	October 31, 2015	November 1, 2014
Beginning balance:	$(113.1)	$(97.8)
Charge-offs	121.5	101.0
Recoveries	27.0	22.1
Provision	(157.6)	(127.9)
Ending balance	$(122.2)	$(102.6)
Ending receivable balance evaluated for impairment	1,559.4	1,382.9
Sterling Jewelers customer in-house finance receivables, net	$1,437.2	$1,280.3
Net bad debt expense is defined as the provision expense less recoveries.
The following tables summarize the credit quality indicator and age analysis of past due Sterling Jewelers' customer in-house finance receivables:

	October 31, 2015		January 31, 2015		November 1, 2014
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$1,212.2	$(36.8)	$1,332.2	$(41.1)	$1,087.9	$(33.2)
Past due, aged 31 – 90 days	271.2	(9.4)	271.1	(9.3)	233.8	(8.2)
Non Performing:
Past due, aged more than 90 days	76.0	(76.0)	62.7	(62.7)	61.2	(61.2)
	$1,559.4	$(122.2)	$1,666.0	$(113.1)	$1,382.9	$(102.6)

	October 31, 2015		January 31, 2015		November 1, 2014
(as a % of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing	95.1%	3.1%	96.2%	3.1%	95.6%	3.1%
Non Performing	4.9%	100.0%	3.8%	100.0%	4.4%	100.0%
	100.0%	7.8%	100.0%	6.8%	100.0%	7.4%
Securitized credit card receivables
The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust established on May 15, 2014. See Note 17 for additional information regarding this asset-backed securitization facility.

10. Inventories
The following table summarizes the details of the Company's inventory:

(in millions)	October 31, 2015	January 31, 2015	November 1, 2014
Raw materials	$101.6	$75.2	$69.9
Finished goods	2,625.4	2,363.8	2,604.7
Total inventories	$2,727.0	$2,439.0	$2,674.6
11. Goodwill and intangibles
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at February 1, 2014	$23.2	$—	$—	$—	$3.6	$26.8
Acquisitions	—	499.4	—	—	—	499.4
Impact of foreign exchange	—	(7.0)	—	—	—	(7.0)
Balance at January 31, 2015	23.2	492.4	—	—	3.6	519.2
Impact of foreign exchange	—	(1.6)	—	—	—	(1.6)
Balance at October 31, 2015	$23.2	$490.8	$—	$—	$3.6	$517.6
There have been no goodwill impairment losses recognized during the fiscal periods presented in the condensed consolidated statements of operations. If future economic conditions are different than those projected by management, future impairment charges may be required.
Intangibles
Intangible assets with indefinite and definite lives represent Zale trade names and favorable leases acquired, while intangible liabilities with definite lives represent unfavorable leases and contract rights acquired in the Zale Acquisition. No other intangible assets or liabilities were recognized prior to the acquisition of Zale Corporation on May 29, 2014. The following table provides additional detail regarding the composition of intangible assets and liabilities.

		October 31, 2015			January 31, 2015			November 1, 2014
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.5	$(0.4)	$1.1	$1.5	$(0.2)	$1.3	$1.6	$(0.1)	$1.5
Favorable leases	Intangible assets, net	47.6	(19.2)	28.4	48.1	(9.1)	39.0	49.7	(5.9)	43.8
Total definite-lived intangible assets		49.1	(19.6)	29.5	49.6	(9.3)	40.3	51.3	(6.0)	45.3
Indefinite-lived trade names	Intangible assets, net	404.8	—	404.8	406.8	—	406.8	416.0	—	416.0
Total intangible assets, net		$453.9	$(19.6)	$434.3	$456.4	$(9.3)	$447.1	$467.3	$(6.0)	$461.3
Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(48.3)	$20.4	$(27.9)	$(48.7)	$9.7	$(39.0)	$(50.0)	$6.1	$(43.9)
Unfavorable contracts	Other liabilities	(65.6)	27.6	(38.0)	(65.6)	13.8	(51.8)	(65.6)	8.6	(57.0)
Total intangible liabilities, net		$(113.9)	$48.0	$(65.9)	$(114.3)	$23.5	$(90.8)	$(115.6)	$14.7	$(100.9)

12. Other assets

(in millions)	October 31, 2015	January 31, 2015	November 1, 2014
Deferred extended service plan selling costs	$74.6	$69.7	$64.8
Investments(1)	25.0	25.2	23.5
Other assets	44.9	45.1	45.2
Total other assets	$144.5	$140.0	$133.5
(1) See Note 13 for additional information.
In addition, other current assets include deferred direct selling costs in relation to the sale of extended service plans of $24.0 million as of October 31, 2015 (January 31, 2015 and November 1, 2014: $24.9 million and $23.1 million, respectively).
13. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying condensed consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	October 31, 2015			January 31, 2015			November 1, 2014
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$9.2	$(0.4)	$8.8	$9.7	$(0.1)	$9.6	$9.7	$(0.1)	$9.6
US government agency securities	2.3	—	2.3	1.4	—	1.4	1.4	(0.1)	1.3
Corporate bonds and notes	10.5	—	10.5	10.6	0.2	10.8	9.3	—	9.3
Corporate equity securities	3.4	—	3.4	3.5	(0.1)	3.4	3.3	—	3.3
Total investments	$25.4	$(0.4)	$25.0	$25.2	$—	$25.2	$23.7	$(0.2)	$23.5
Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during the 13 and 39 weeks ended October 31, 2015 (13 and 39 weeks ended November 1, 2014: none). Investments with a carrying value of $7.2 million were on deposit with various state insurance departments at October 31, 2015 (January 31, 2015 and November 1, 2014: $7.2 million and $7.4 million, respectively), as required by law.
Investments in debt securities outstanding as of October 31, 2015 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$5.3	$5.1
Year two through year five	8.5	8.4
Year six through year ten	8.2	8.1
After ten years	—	—
Total investment in debt securities	$22.0	$21.6
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
Market risk
Signet generates revenues and incurs expenses in US dollars, Canadian dollars and British pounds. As a portion of UK Jewelry purchases and purchases made by Canadian operations of the Zale division are denominated in US dollars, Signet enters into forward foreign currency exchange contracts, foreign currency option contracts and foreign currency swaps to manage this exposure to the US dollar.
Signet holds a fluctuating amount of British pounds and Canadian dollars reflecting the cash generative characteristics of operations. Signet’s objective is to minimize net foreign exchange exposure to the income statement on non-US dollar denominated items through managing cash levels, non-US dollar denominated intra-entity balances and foreign currency swaps. In order to manage the foreign exchange exposure and minimize the level of funds denominated in British pounds and Canadian dollars, dividends are paid regularly by subsidiaries to their immediate holding companies and excess British pounds and Canadian dollars are sold in exchange for US dollars.
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
The main external sources of funding are a senior unsecured credit facility, senior unsecured notes and securitized credit card receivables, as described in Note 17.
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
The fair value of the swap is presented within the condensed consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of AOCI within equity to the extent the swap is effective. The ineffective portion, if any, is recognized in current period earnings. As interest expense is accrued on the debt obligation, amounts in AOCI related to the interest rate swap are reclassified into income resulting in a net interest expense on the hedged amount of the underlying debt obligation equal to the effective yield of the fixed rate of the swap. In the event that the interest rate swap is dedesignated prior to maturity, gains or losses in AOCI remain deferred and are reclassified into earnings in the periods in which the hedged forecasted transaction affects earnings.
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
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of October 31, 2015 was $20.9 million (January 31, 2015 and November 1, 2014: $23.5 million and $27.4 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (January 31, 2015 and November 1, 2014: 12 months and 9 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of October 31, 2015 was $35.5 million (January 31, 2015 and November 1, 2014: $40.3 million and $58.4 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of October 31, 2015 was 73,000 ounces of gold (January 31, 2015 and November 1, 2014: 81,000 ounces and 70,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 14 months (January 31, 2015 and November 1, 2014: 11 months and 12 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of October 31, 2015, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	October 31, 2015	January 31, 2015	November 1, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.1	$1.0	$0.4
Commodity contracts	Other current assets	0.3	6.3	—
Commodity contracts	Other assets	0.1	—	—
		0.5	7.3	0.4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	0.1	0.4
Total derivative assets		$0.5	$7.4	$0.8

	Fair value of derivative liabilities
(in millions)	Balance sheet location	October 31, 2015	January 31, 2015	November 1, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.1)	$—	$(0.3)
Commodity contracts	Other current liabilities	(1.1)	—	(3.6)
Interest rate swaps	Other liabilities	(2.1)	—	—
		(3.3)	—	(3.9)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—	—
Total derivative liabilities		$(3.3)	$—	$(3.9)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	October 31, 2015	January 31, 2015	November 1, 2014
Foreign currency contracts	$0.5	$0.9	$(1.3)
Commodity contracts	(3.9)	5.7	(6.8)
Interest rate swaps	(2.1)	—	—
Total	$(5.5)	$6.6	$(8.1)
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated statements of operations:

Foreign currency contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Gains (losses) recorded in AOCI, beginning of period		$0.4	$(3.2)	$0.9	$(2.3)
Current period gains (losses) recognized in OCI		0.2	1.6	(0.4)	0.4
Gains (losses) reclassified from AOCI to net income	Cost of sales	(0.1)	0.3	—	0.6
Gains (losses) recorded in AOCI, end of period		$0.5	$(1.3)	$0.5	$(1.3)

Commodity contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
(Losses) gains recorded in AOCI, beginning of period		$(8.3)	$(4.9)	$5.7	$(18.8)
Current period gains (losses) recognized in OCI		4.0	(4.3)	(10.6)	(2.6)
Losses reclassified from AOCI to net income	Cost of sales	0.4	2.4	1.0	14.6
Losses recorded in AOCI, end of period		$(3.9)	$(6.8)	$(3.9)	$(6.8)

Interest rate swaps

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Losses recorded in AOCI, beginning of period		$(0.9)	$—	$—	$—
Current period losses recognized in OCI		(2.0)	—	(4.0)	—
Losses reclassified from AOCI to net income	Interest expense, net	0.8	—	1.9	—
Losses recorded in AOCI, end of period		$(2.1)	$—	$(2.1)	$—
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 and 39 weeks ended October 31, 2015 and November 1, 2014. Based on current valuations, the Company expects approximately $5.7 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statements of operations:

		Amount of gain (loss) recognized in income
(in millions)	Statement of operations caption	13 weeks ended		39 weeks ended
Derivatives not designated as hedging instruments:		October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Foreign currency contracts	Other operating income, net	$(1.4)	$2.0	$(1.0)	$0.4

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

	October 31, 2015			January 31, 2015			November 1, 2014
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$8.8	$8.8	$—	$9.6	$9.6	$—	$9.6	$9.6	$—
Corporate equity securities	3.4	3.4	—	3.4	3.4	—	3.3	3.3	—
Foreign currency contracts	0.1	—	0.1	1.1	—	1.1	0.8	—	0.8
Commodity contracts	0.4	—	0.4	6.3	—	6.3	—	—	—
US government agency securities	2.3	—	2.3	1.4	—	1.4	1.3	—	1.3
Corporate bonds and notes	10.5	—	10.5	10.8	—	10.8	9.3	—	9.3
Total assets	$25.5	$12.2	$13.3	$32.6	$13.0	$19.6	$24.3	$12.9	$11.4

Liabilities:
Foreign currency contracts	$(0.1)	$—	$(0.1)	$—	$—	$—	$(0.3)	$—	$(0.3)
Commodity contracts	(1.1)	—	(1.1)	—	—	—	(3.6)	—	(3.6)
Interest rate swaps	(2.1)	—	(2.1)	—	—	—	—	—	—
Total liabilities	$(3.3)	$—	$(3.3)	$—	$—	$—	$(3.9)	$—	$(3.9)
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

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 17 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at October 31, 2015, January 31, 2015 and November 1, 2014 were as follows:

	October 31, 2015		January 31, 2015		November 1, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Outstanding debt:
Senior notes (Level 2)	$398.6	$398.5	$398.5	$415.3	$398.4	$410.5
Securitization facility (Level 2)	600.0	600.0	600.0	600.0	600.0	600.0
Term loan (Level 2)	372.5	372.5	390.0	390.0	395.0	395.0
Capital lease obligations (Level 2)	0.3	0.3	1.2	1.2	1.5	1.5
Total outstanding debt	$1,371.4	$1,371.3	$1,389.7	$1,406.5	$1,394.9	$1,407.0
16. Pension plans
Signet operates a defined benefit pension plan in the UK (the “UK Plan”) for participating eligible employees of the UK Jewelry division. The components of net periodic pension cost for the UK Plan are as follows:

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Components of net periodic pension benefit (cost):
Service cost	$(0.7)	$(0.6)	$(2.0)	$(1.8)
Interest cost	(1.9)	(2.4)	(5.8)	(7.4)
Expected return on UK Plan assets	2.9	3.7	8.7	11.2
Amortization of unrecognized net prior service credits	0.6	0.4	1.7	1.3
Amortization of unrecognized actuarial losses	(0.9)	(0.5)	(2.6)	(1.5)
Net periodic pension benefit	$—	$0.6	$—	$1.8
In the 39 weeks ended October 31, 2015, Signet contributed $2.0 million to the UK Plan and expects to contribute a minimum aggregate of $2.4 million at current exchange rates to the UK Plan in Fiscal 2016. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2012.

17. Loans, overdrafts and long-term debt

(in millions)	October 31, 2015	January 31, 2015	November 1, 2014
Current liabilities – loans and overdrafts:
Revolving credit facility	$147.0	$—	$145.0
Current portion of senior unsecured term loan	32.5	25.0	22.5
Current portion of capital lease obligations	0.2	0.9	1.1
Bank overdrafts	70.1	71.6	53.2
Total loans and overdrafts	249.8	97.5	221.8

Long-term debt:
Senior unsecured notes due 2024, net of unamortized discount	398.6	398.5	398.4
Securitization facility	600.0	600.0	600.0
Senior unsecured term loan	340.0	365.0	372.5
Capital lease obligations	0.1	0.3	0.4
Total long-term debt	$1,338.7	$1,363.8	$1,371.3

Total loans, overdrafts and long-term debt	$1,588.5	$1,461.3	$1,593.1
Revolving credit facility and term loan (the "Credit Facility")
The Company has a $400 million senior unsecured multi-currency multi-year revolving credit facility agreement that was entered into in May 2011. The agreement was subsequently amended in May 2014 to extend the maturity date to 2019 and expand the agreement to include a new $400 million term loan. The $400 million five-year senior unsecured term loan requires the Company to make scheduled quarterly principal payments commencing on November 1, 2014 equal to the amounts per annum of the original principal amount of the term loan as follows: 5% in the first year, 7.5% in the second year, 10% in the third year, 12.5% in the fourth year and 15% in the fifth year after the initial payment date, with the balance due on May 27, 2019. As of October 31, 2015, $372.5 million remained outstanding on the term loan. Excluding impact of interest rate swaps designated as cash flow hedges discussed in Note 14, the term loan had a weighted average interest rate of 1.46% through the third quarter of Fiscal 2016.
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
Capitalized fees relating to the amended Credit Facility total $6.7 million. Accumulated amortization related to these capitalized fees as of October 31, 2015 was $1.9 million (January 31, 2015 and November 1, 2014: $0.9 million and $0.6 million, respectively). Amortization relating to these fees of $0.4 million and $1.0 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended October 31, 2015, respectively ($0.3 million and $0.6 million for the 13 and 39 weeks ended November 1, 2014, respectively). In addition, capitalized fees associated with the May 2011 credit facility agreement of $0.9 million were written-off in the 39 weeks ended November 1, 2014 upon execution of the amended credit agreement in May 2014.
At October 31, 2015 and November 1, 2014 there were $147.0 million and $145.0 million outstanding under the revolving credit facility, respectively. There were no outstanding borrowings under the revolving credit facility as of January 31, 2015. The Company had stand-by letters of credit on the revolving credit facility of $21.3 million, $25.4 million and $21.6 million as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively, that reduce remaining availability under the revolving credit facility. The revolving credit facility had a weighted average interest rate of 1.18% through the third quarter of Fiscal 2016.

On February 19, 2014, Signet entered into a definitive agreement to acquire Zale Corporation and concurrently received commitments for an $800 million 364-day unsecured bridge facility to finance the transaction. The bridge facility contained customary fees and incurred interest on any borrowings drawn on the facility. In May 2014, Signet executed its Zale Acquisition financing as described in Note 3, replacing the bridge facility commitments in addition to amending its Credit Facility as outlined above, issuing senior unsecured notes and securitizing credit card receivables. No amounts were drawn on the bridge facility commitments prior to replacement by the issuances of long-term debt listed below. Fees of $4.0 million relating to this unsecured bridge facility were incurred and capitalized during Fiscal 2015. The capitalized fees of $4.0 million were fully expensed during the 39 weeks ended November 1, 2014.
Senior unsecured notes due 2024
On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.700% senior unsecured notes due in 2024 (the “Notes”). The Notes were issued under an effective registration statement previously filed with the SEC. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2014. The Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries (such subsidiaries, the “Guarantors”). See Note 22 for additional information. The Notes were issued pursuant to a base indenture among the Company, Signet UK Finance, the Guarantors and Deutsche Bank Trust Company Americas as trustee, with the indenture containing customary covenants and events of default provisions. The Company received proceeds from the offering of approximately $393.9 million, which were net of underwriting discounts, commissions and offering expenses.
Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of October 31, 2015 was $1.0 million (January 31, 2015 and November 1, 2014: $0.5 million and $0.3 million, respectively). Amortization relating to these fees of $0.2 million and $0.5 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended October 31, 2015, respectively ($0.2 million and $0.3 million for the 13 and 39 weeks ended November 1, 2014, respectively).
Asset-backed securitization facility
On May 15, 2014, the Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”), a wholly-owned Delaware statutory trust and a wholly-owned indirect subsidiary of the Company and issued two-year revolving asset-backed variable funding notes to unrelated third party conduits pursuant to a master indenture dated as of November 2, 2001, as supplemented by the Series 2014-A indenture supplement dated as of May 15, 2014 among the Issuer, Sterling Jewelers Inc. ("SJI") and Deutsche Bank Trust Company Americas, the indenture trustee. Under terms of the notes, the Issuer has obtained $600 million of financing from the unrelated third party commercial paper conduits sponsored by JPMorgan Chase Bank, N.A., which indebtedness is secured by credit card receivables originated from time to time by SJI. The credit card receivables will ultimately be transferred to the Issuer and are serviced by SJI. Signet guarantees the performance by SJI of its obligations under the agreements associated with this financing arrangement. Borrowings under the asset-backed variable funding notes bear interest at a rate per annum equal to LIBOR plus an applicable margin. Payments received from customers for balances outstanding on securitized credit card receivables are utilized to repay amounts outstanding under the facility each period, while proceeds from the facility are received for incremental credit card receivables originated when the receivables are pledged to the Issuer. Such payments received from customers and proceeds from the facility are reflected on a gross basis in the condensed consolidated statements of cash flows. As of October 31, 2015, $600.0 million remained outstanding under the securitization facility with a weighted average interest rate of 1.56% through the third quarter of Fiscal 2016.
Capitalized fees relating to the asset-backed securitization facility total $2.8 million. Accumulated amortization related to these capitalized fees as of October 31, 2015 was $1.9 million (January 31, 2015 and November 1, 2014: $0.9 million and $0.6 million, respectively). Amortization relating to these fees of $0.3 million and $1.0 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended October 31, 2015, respectively ($0.4 million and $0.6 million for the 13 and 39 weeks ended November 1, 2014, respectively).
During the second quarter of Fiscal 2016, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2017 with all terms substantially the same as the original agreement.
Other
As of October 31, 2015, January 31, 2015 and November 1, 2014, the Company was in compliance with all debt covenants.
As of October 31, 2015, January 31, 2015 and November 1, 2014, there were $70.1 million, $71.6 million and $53.2 million in overdrafts, respectively, which represent issued and outstanding checks where no bank balances exist with the right of offset.

18. Deferred revenue
Deferred revenue is comprised primarily of extended service plans (“ESP”) and voucher promotions and other as follows:

(in millions)	October 31, 2015	January 31, 2015	November 1, 2014
Sterling Jewelers ESP deferred revenue	$684.7	$668.9	$626.3
Zale ESP deferred revenue	132.6	120.3	104.7
Voucher promotions and other	21.6	22.7	9.4
Total deferred revenue	$838.9	$811.9	$740.4

Disclosed as:
Current liabilities	$241.4	$248.0	$221.6
Non-current liabilities	597.5	563.9	518.8
Total deferred revenue	$838.9	$811.9	$740.4
ESP deferred revenue

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sterling Jewelers ESP deferred revenue, beginning of period	$691.4	$626.6	$668.9	$601.2
Plans sold	51.8	47.4	180.2	165.5
Revenue recognized	(58.5)	(47.7)	(164.4)	(140.4)
Sterling Jewelers ESP deferred revenue, end of period	$684.7	$626.3	$684.7	$626.3

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Zale ESP deferred revenue, beginning of period	$132.3	$99.4	$120.3	$—
Plans acquired	—	—	—	93.3
Plans sold	26.7	25.4	91.3	44.7
Revenue recognized	(26.4)	(20.1)	(79.0)	(33.3)
Zale ESP deferred revenue, end of period	$132.6	$104.7	$132.6	$104.7
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

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Warranty reserve, beginning of period	$43.1	$48.1	$44.9	$19.1
Warranty obligations acquired	—	—	—	28.8
Warranty expense(1)	3.0	1.2	7.9	5.2
Utilized	(3.6)	(2.6)	(10.3)	(6.4)
Warranty reserve, end of period	$42.5	$46.7	$42.5	$46.7
(1) Includes impact of acquisition accounting adjustment related to warranty obligations acquired in the Zale Acquisition.

(in millions)	October 31, 2015	January 31, 2015	November 1, 2014
Disclosed as:
Current liabilities	$17.8	$17.2	$17.6
Non-current liabilities	24.7	27.7	29.1
At end of period	$42.5	$44.9	$46.7
20. Share-based compensation
Signet recorded share-based compensation expense of $4.7 million and $11.8 million for the 13 and 39 weeks ended October 31, 2015, respectively, related to the Omnibus Plan and Share Saving Plans (13 and 39 weeks ended November 1, 2014: $3.5 million and $10.7 million, respectively).
21. Commitments and contingencies
Legal proceedings
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants' motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. Claimants’ Motion was denied in an order issued April 27, 2015. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition was filed on May 1, 2015. Claimants filed their reply on June 5, 2015. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition was filed on March 23, 2015 and SJI’s reply was filed on April 3, 2015. SJI’s motion was heard on May 4, 2015. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit. In the AAA proceeding, on April 6, 2015, Claimants filed Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims. SJI filed its opposition on May 12, 2015. Claimants’ reply was filed on May 22, 2015. Claimants’ motion was granted on June 15, 2015.

Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014, the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The parties fully briefed the appeal and oral argument occurred on May 5, 2015. On September 9, 2015, the United States Court of Appeals for the Second Circuit issued a decision vacating the District Court’s order and remanding the case back to the District Court for further proceedings. SJI filed a Petition for Panel Rehearing and En Banc Review with the United States Court of Appeals for the Second Circuit, which was denied on December 1, 2015.

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

On April 1, 2015, Plaintiff filed Plaintiff’s Notice of Motion and Motion for Class Certification in the Naomi Tapia v. Zale Corporation litigation. On May 22, 2015, the Company filed Defendants’ Opposition to Plaintiff’s Motion for Class Certification under Fed.R.Civ.Proc. 23 and Collective Action Certification under 29 U.SC. §216(b). Plaintiff filed her Reply Memorandum in Support of Plaintiff’s Motion for Class Certification on June 3, 2015. The parties await a ruling on the Motion for Class Certification. The Company intends to vigorously defend its position in this litigation. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
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

On September 30, 2014, the plaintiffs filed an amended complaint asserting substantially similar claims and allegations as the prior complaint. The amended complaint added Zale Corporation’s former financial advisor, Bank of America Merrill Lynch, as a defendant for allegedly aiding and abetting the Zale Corporation directors’ breaches of fiduciary duty. The amended complaint no longer named as defendants Zale Corporation or the Company’s merger-related subsidiary. The amended complaint sought, among other things, rescission of the merger or damages, as well as attorneys’ and experts’ fees. The defendant's motion to dismiss was heard by the Court of Chancery on May 20, 2015. On October 1, 2015, the Court dismissed the claims against the Zale Corporation directors and the Company. On October 29, 2015, the Court dismissed the claims against Bank of America Merrill Lynch. On November 30, 2015, plaintiffs filed an appeal of the October 1, 2015 and October 29, 2015 decisions of the Court of Chancery with the Supreme Court of the State of Delaware.

At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
Appraisal Litigation
Following the consummation of the acquisition of Zale Corporation by the Company, former Zale Corporation stockholders sought appraisal pursuant to 8 Del. C. § 262 in the Court of Chancery of the State of Delaware, in consolidated proceedings captioned Merion Capital L.P. et al. v. Zale Corp., C.A. No. 9731-VCP,TIG Arbitrage Opportunity Fund I, L.P. v. Zale Corp., C.A. No. 10070-VCP,and The Gabelli ABC Fund et al. v. Zale Corp., C.A. No. 10162-VCP(the “Appraisal Action”). The total number of shares of Zale Corporation’s common stock for which appraisal had been demanded was approximately 8.8 million.

On August 12, 2015, the parties in the Appraisal Action entered into a settlement agreement (the “Settlement Agreement”). The terms of the Settlement Agreement provided for the payment to petitioners in the Appraisal Action of $21.00 per share of Zale Corporation common stock (the consideration offered in the Company’s acquisition of Zale Corporation) plus a total sum of $34.2 million to be allocated among petitioners, which proceeds are inclusive of and in satisfaction of any statutory interest that may have accrued on petitioners’ shares pursuant to 8 Del. C. § 262. On August 12, 2015, the Court of Chancery dismissed the Appraisal Action pursuant to the Settlement Agreement as to all former Zale Corporation stockholders who have submitted and not withdrawn a demand for appraisal. The Company recorded an accrual for the Settlement Agreement of $34.2 million during the second quarter of Fiscal 2016. This amount was paid to petitioners during the third quarter of Fiscal 2016.
In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business, which the Company believes are not significant to Signet’s consolidated financial position, results of operations or cash flows.
22. Condensed consolidating financial information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” We and certain of our subsidiaries have guaranteed the obligations under certain debt securities that have been issued by Signet UK Finance plc. The following presents the condensed consolidating financial information for: (i) the indirect Parent Company (Signet Jewelers Limited); (ii) the Issuer of the guaranteed obligations (Signet UK Finance plc); (iii) the Guarantor subsidiaries, on a combined basis; (iv) the non-guarantor subsidiaries, on a combined basis; (v) consolidating eliminations and (vi) Signet Jewelers Limited and Subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The Guarantor subsidiaries, along with Signet Jewelers Limited, will fully and unconditionally guarantee the obligations of Signet UK Finance plc under any such debt securities. Each entity in the consolidating financial information follows the same accounting policies as described in the condensed consolidated financial statements.
The accompanying condensed consolidating financial information has been presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries include consolidating and eliminating entries for investments in subsidiaries, and intra-entity activity and balances.

Condensed Consolidated Statement of Operations
For the 13 weeks ended October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,197.4	$19.0	$—	$1,216.4
Cost of sales	—	—	(844.4)	(4.3)	—	(848.7)
Gross margin	—	—	353.0	14.7	—	367.7
Selling, general and administrative expenses	(0.4)	—	(387.1)	(7.5)	—	(395.0)
Other operating income, net	—	—	61.8	(0.9)	—	60.9
Operating (loss) income	(0.4)	—	27.7	6.3	—	33.6
Intra-entity interest income (expense)	—	4.7	(46.7)	42.0	—	—
Interest expense, net	—	(5.2)	(3.8)	(2.7)	—	(11.7)
(Loss) income before income taxes	(0.4)	(0.5)	(22.8)	45.6	—	21.9
Income taxes	—	0.1	9.3	(16.3)	—	(6.9)
Equity in income of subsidiaries	15.4	—	(30.8)	(11.9)	27.3	—
Net income (loss)	$15.0	$(0.4)	$(44.3)	$17.4	$27.3	$15.0

Condensed Consolidated Statement of Operations
For the 39 weeks ended October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$4,099.7	$57.9	$—	$4,157.6
Cost of sales	—	—	(2,719.6)	(13.6)	—	(2,733.2)
Gross margin	—	—	1,380.1	44.3	—	1,424.4
Selling, general and administrative expenses	(1.6)	—	(1,276.2)	(23.2)	—	(1,301.0)
Other operating income, net	—	—	186.0	1.2	—	187.2
Operating (loss) income	(1.6)	—	289.9	22.3	—	310.6
Intra-entity interest income (expense)	—	14.1	(139.8)	125.7	—	—
Interest expense, net	—	(15.0)	(10.7)	(8.1)	—	(33.8)
(Loss) income before income taxes	(1.6)	(0.9)	139.4	139.9	—	276.8
Income taxes	—	0.2	(65.4)	(15.6)	—	(80.8)
Equity in income of subsidiaries	197.6	—	69.9	92.3	(359.8)	—
Net income (loss)	$196.0	$(0.7)	$143.9	$216.6	$(359.8)	$196.0

Condensed Consolidated Statement of Operations
For the 13 weeks ended November 1, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,161.1	$16.8	$—	$1,177.9
Cost of sales	—	—	(828.9)	(3.1)	—	(832.0)
Gross margin	—	—	332.2	13.7	—	345.9
Selling, general and administrative expenses	(0.8)	—	(380.7)	(7.2)	—	(388.7)
Other operating income, net	—	—	56.9	(3.4)	—	53.5
Operating (loss) income	(0.8)	—	8.4	3.1	—	10.7
Intra-entity interest income (expense)	—	4.7	(43.3)	38.6	—	—
Interest expense, net	—	(5.0)	(5.2)	(2.4)	—	(12.6)
(Loss) income before income taxes	(0.8)	(0.3)	(40.1)	39.3	—	(1.9)
Income taxes	—	0.1	13.0	(12.5)	—	0.6
Equity in income of subsidiaries	(0.5)	—	(50.2)	(22.4)	73.1	—
Net income (loss)	$(1.3)	$(0.2)	$(77.3)	$4.4	$73.1	$(1.3)

Condensed Consolidated Statement of Operations
For the 39 weeks ended November 1, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$3,412.3	$47.6	$—	$3,459.9
Cost of sales	—	—	(2,287.9)	(9.9)	—	(2,297.8)
Gross margin	—	—	1,124.4	37.7	—	1,162.1
Selling, general and administrative expenses	(1.6)	—	(1,056.4)	(20.4)	—	(1,078.4)
Other operating income, net	—	—	162.9	(1.7)	—	161.2
Operating (loss) income	(1.6)	—	230.9	15.6	—	244.9
Intra-entity interest income (expense)	—	8.5	(85.1)	76.6	—	—
Interest expense, net	—	(8.9)	(14.8)	(4.4)	—	(28.1)
(Loss) income before income taxes	(1.6)	(0.4)	131.0	87.8	—	216.8
Income taxes	—	0.1	(56.2)	(7.4)	—	(63.5)
Equity in income of subsidiaries	154.9	—	72.9	84.2	(312.0)	—
Net income (loss)	$153.3	$(0.3)	$147.7	$164.6	$(312.0)	$153.3

Condensed Consolidated Statement of Comprehensive Income
For the 13 weeks ended October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$15.0	$(0.4)	$(44.3)	$17.4	$27.3	$15.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.2)	—	(6.4)	2.2	4.2	(4.2)
Available-for-sale securities:
Unrealized loss	(0.1)	—	—	(0.1)	0.1	(0.1)
Cash flow hedges:
Unrealized gain (loss)	1.1	—	1.1	—	(1.1)	1.1
Reclassification adjustment of losses to net income (loss)	0.9	—	0.9	—	(0.9)	0.9
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.7	—	0.7	—	(0.7)	0.7
Reclassification adjustment to net income for amortization of prior service credits	(0.5)	—	(0.5)	—	0.5	(0.5)
Total other comprehensive (loss) income	(2.1)	—	(4.2)	2.1	2.1	(2.1)
Total comprehensive income (loss)	$12.9	$(0.4)	$(48.5)	$19.5	$29.4	$12.9

Condensed Consolidated Statement of Comprehensive Income
For the 39 weeks ended October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$196.0	$(0.7)	$143.9	$216.6	$(359.8)	$196.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.4)	—	(0.4)	(1.0)	1.4	(1.4)
Available-for-sale securities:
Unrealized loss	(0.4)	—	—	(0.4)	0.4	(0.4)
Cash flow hedges:
Unrealized gain (loss)	(10.3)	—	(10.3)	—	10.3	(10.3)
Reclassification adjustment of losses to net income (loss)	2.2	—	2.2	—	(2.2)	2.2
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	2.1	—	2.1	—	(2.1)	2.1
Reclassification adjustment to net income for amortization of prior service credits	(1.4)	—	(1.4)	—	1.4	(1.4)
Total other comprehensive (loss) income	(9.2)	—	(7.8)	(1.4)	9.2	(9.2)
Total comprehensive income (loss)	$186.8	$(0.7)	$136.1	$215.2	$(350.6)	$186.8

Condensed Consolidated Statement of Comprehensive Income
For the 13 weeks ended November 1, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1.3)	$(0.2)	$(77.3)	$4.4	$73.1	$(1.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21.4)	—	(23.1)	2.8	20.3	(21.4)
Available-for-sale securities:
Unrealized loss	—	—	—	—	—	—
Cash flow hedges:
Unrealized gain (loss)	(1.5)	—	(1.5)	—	1.5	(1.5)
Reclassification adjustment of losses to net income (loss)	1.9	—	1.9	—	(1.9)	1.9
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.4	—	0.4	—	(0.4)	0.4
Reclassification adjustment to net income for amortization of prior service credits	(0.3)	—	(0.3)	—	0.3	(0.3)
Total other comprehensive (loss) income	(20.9)	—	(22.6)	2.8	19.8	(20.9)
Total comprehensive (loss) income	$(22.2)	$(0.2)	$(99.9)	$7.2	$92.9	$(22.2)

Condensed Consolidated Statement of Comprehensive Income
For the 39 weeks ended November 1, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$153.3	$(0.3)	$147.7	$164.6	$(312.0)	$153.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(14.1)	—	(14.8)	1.4	13.4	(14.1)
Available-for-sale securities:
Unrealized loss	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized gain (loss)	(1.3)	—	(1.3)	—	1.3	(1.3)
Reclassification adjustment of losses to net income (loss)	10.0	—	10.0	—	(10.0)	10.0
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	1.2	—	1.2	—	(1.2)	1.2
Reclassification adjustment to net income for amortization of prior service credits	(1.0)	—	(1.0)	—	1.0	(1.0)
Total other comprehensive (loss) income	(5.4)	—	(5.9)	1.2	4.7	(5.4)
Total comprehensive income (loss)	$147.9	$(0.3)	$141.8	$165.8	$(307.3)	$147.9

Condensed Consolidated Balance Sheet
October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.1	$0.1	$61.0	$13.0	$—	$77.2
Accounts receivable, net	—	—	1,447.1	4.4	—	1,451.5
Intra-entity receivables, net	61.9	—	—	182.1	(244.0)	—
Other receivables	—	—	45.4	10.0	—	55.4
Other current assets	0.2	0.7	136.5	5.8	—	143.2
Deferred tax assets	—	—	3.0	0.6	—	3.6
Income taxes	—	—	24.6	—	—	24.6
Inventories	—	—	2,643.1	83.9	—	2,727.0
Total current assets	65.2	0.8	4,360.7	299.8	(244.0)	4,482.5
Non-current assets:
Property, plant and equipment, net	—	—	712.5	5.5	—	718.0
Goodwill	—	—	514.0	3.6	—	517.6
Intangible assets, net	—	—	434.3	—	—	434.3
Investment in subsidiaries	2,797.6	—	532.4	537.1	(3,867.1)	—
Intra-entity receivables, net	—	407.2	—	3,475.0	(3,882.2)	—
Other assets	—	5.3	110.8	28.4	—	144.5
Deferred tax assets	—	—	132.0	0.1	—	132.1
Retirement benefit asset	—	—	40.7	—	—	40.7
Total assets	$2,862.8	$413.3	$6,837.4	$4,349.5	$(7,993.3)	$6,469.7
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$249.8	$—	$—	$249.8
Accounts payable	—	—	367.4	4.0	—	371.4
Intra-entity payables, net	—	—	244.0	—	(244.0)	—
Accrued expenses and other current liabilities	17.8	7.1	372.8	10.3	—	408.0
Deferred revenue	—	—	241.4	—	—	241.4
Deferred tax liabilities	—	—	170.5	—	—	170.5
Income taxes	—	(0.2)	(14.9)	15.8	—	0.7
Total current liabilities	17.8	6.9	1,631.0	30.1	(244.0)	1,441.8
Non-current liabilities:
Long-term debt	—	398.6	340.1	600.0	—	1,338.7
Intra-entity payables, net	—	—	3,882.2	—	(3,882.2)	—
Other liabilities	—	—	219.5	7.1	—	226.6
Deferred revenue	—	—	597.5	—	—	597.5
Deferred tax liabilities	—	—	20.1	—	—	20.1
Total liabilities	17.8	405.5	6,690.4	637.2	(4,126.2)	3,624.7
Total shareholders’ equity	2,845.0	7.8	147.0	3,712.3	(3,867.1)	2,845.0
Total liabilities and shareholders’ equity	$2,862.8	$413.3	$6,837.4	$4,349.5	$(7,993.3)	$6,469.7

Condensed Consolidated Balance Sheet
January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.1	$0.1	$166.5	$24.9	$—	$193.6
Accounts receivable, net	—	—	1,566.2	1.4	—	1,567.6
Intra-entity receivables, net	121.6	—	—	61.8	(183.4)	—
Other receivables	—	—	53.9	9.7	—	63.6
Other current assets	0.1	0.7	130.9	5.5	—	137.2
Deferred tax assets	—	—	4.3	0.2	—	4.5
Income taxes	—	—	1.8	—	—	1.8
Inventories	—	—	2,376.6	62.4	—	2,439.0
Total current assets	123.8	0.8	4,300.2	165.9	(183.4)	4,407.3
Non-current assets:
Property, plant and equipment, net	—	—	660.2	5.7	—	665.9
Goodwill	—	—	515.6	3.6	—	519.2
Intangible assets, net	—	—	447.1	—	—	447.1
Investment in subsidiaries	2,701.3	—	462.8	421.7	(3,585.8)	—
Intra-entity receivables, net	—	402.4	—	3,490.0	(3,892.4)	—
Other assets	—	5.8	105.3	28.9	—	140.0
Deferred tax assets	—	—	111.0	0.1	—	111.1
Retirement benefit asset	—	—	37.0	—	—	37.0
Total assets	$2,825.1	$409.0	$6,639.2	$4,115.9	$(7,661.6)	$6,327.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$97.5	$—	$—	$97.5
Accounts payable	—	—	273.4	4.3	—	277.7
Intra-entity payables, net	—	—	183.4	—	(183.4)	—
Accrued expenses and other current liabilities	14.7	2.4	456.7	8.6	—	482.4
Deferred revenue	—	—	248.0	—	—	248.0
Deferred tax liabilities	—	—	145.8	—	—	145.8
Income taxes	—	(0.2)	87.7	(0.6)	—	86.9
Total current liabilities	14.7	2.2	1,492.5	12.3	(183.4)	1,338.3
Non-current liabilities:
Long-term debt	—	398.5	365.3	600.0	—	1,363.8
Intra-entity payables, net	—	—	3,892.4	—	(3,892.4)	—
Other liabilities	—	—	222.0	8.2	—	230.2
Deferred revenue	—	—	563.9	—	—	563.9
Deferred tax liabilities	—	—	21.0	—	—	21.0
Total liabilities	14.7	400.7	6,557.1	620.5	(4,075.8)	3,517.2
Total shareholders’ equity	2,810.4	8.3	82.1	3,495.4	(3,585.8)	2,810.4
Total liabilities and shareholders’ equity	$2,825.1	$409.0	$6,639.2	$4,115.9	$(7,661.6)	$6,327.6

Condensed Consolidated Balance Sheet
November 1, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.9	$—	$74.1	$10.6	$—	$87.6
Accounts receivable, net	—	—	1,281.9	10.2	—	1,292.1
Intra-entity receivables, net	129.9	—	—	29.4	(159.3)	—
Other receivables	—	—	55.0	1.7	—	56.7
Other current assets	0.1	0.7	127.1	5.8	—	133.7
Deferred tax assets	—	—	1.4	0.2	—	1.6
Income taxes	—	—	21.0	0.6	—	21.6
Inventories	—	—	2,619.1	55.5	—	2,674.6
Total current assets	132.9	0.7	4,179.6	114.0	(159.3)	4,267.9
Non-current assets:
Property, plant and equipment, net	—	—	652.8	6.0	—	658.8
Goodwill	—	—	520.7	3.6	—	524.3
Intangible assets, net	—	—	461.3	—	—	461.3
Investment in subsidiaries	2,524.2	—	484.0	451.3	(3,459.5)	—
Intra-entity receivables, net	—	408.5	—	3,325.0	(3,733.5)	—
Other assets	—	6.0	100.0	27.5	—	133.5
Deferred tax assets	—	—	72.7	0.1	—	72.8
Retirement benefit asset	—	—	59.9	—	—	59.9
Total assets	$2,657.1	$415.2	$6,531.0	$3,927.5	$(7,352.3)	$6,178.5
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$221.8	$—	$—	$221.8
Accounts payable	—	—	396.0	0.2	—	396.2
Intra-entity payables, net	—	—	159.3	—	(159.3)	—
Accrued expenses and other current liabilities	14.8	8.4	389.5	10.0	—	422.7
Deferred revenue	—	—	221.6	—	—	221.6
Deferred tax liabilities	—	—	151.2	—	—	151.2
Income taxes	—	(0.1)	(3.8)	7.5	—	3.6
Total current liabilities	14.8	8.3	1,535.6	17.7	(159.3)	1,417.1
Non-current liabilities:
Long-term debt	—	398.4	372.9	600.0	—	1,371.3
Intra-entity payables, net	—	—	3,733.5	—	(3,733.5)	—
Other liabilities	—	—	219.1	8.1	—	227.2
Deferred revenue	—	—	518.8	—	—	518.8
Deferred tax liabilities	—	—	1.8	—	—	1.8
Total liabilities	14.8	406.7	6,381.7	625.8	(3,892.8)	3,536.2
Total shareholders’ equity	2,642.3	8.5	149.3	3,301.7	(3,459.5)	2,642.3
Total liabilities and shareholders’ equity	$2,657.1	$415.2	$6,531.0	$3,927.5	$(7,352.3)	$6,178.5

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$99.3	$4.4	$(170.0)	$44.4	$(100.0)	$(121.9)
Investing activities
Purchase of property, plant and equipment	—	—	(71.7)	(0.2)	—	(71.9)
Investment in subsidiaries	—	—	—	—	—	—
Purchase of available-for-sale securities	—	—	—	(1.9)	—	(1.9)
Proceeds from available-for-sale securities	—	—	—	—	—	—
Acquisition of Zale Corporation, net of cash acquired	—	—	—	—	—	—
Net cash used in investing activities	—	—	(71.7)	(2.1)	—	(73.8)
Financing activities
Dividends paid	(17.5)	—	—	—	—	(17.5)
Intra-entity dividends paid	—	—	(100.0)	—	100.0	—
Proceeds from issuance of common shares	3.1	—	—	—	—	3.1
Excess tax benefit from exercise of share awards	—	—	—	—	—	—
Proceeds from long-term debt	—	—	—	542.6	—	542.6
Repayments of long-term debt	—	—	(7.5)	(542.6)	—	(550.1)
Proceeds from revolving credit facility	—	—	177.0	—	—	177.0
Repayments of revolving credit facility	—	—	(30.0)	—	—	(30.0)
Payment of debt issuance costs	—	—	—	—	—	—
Repurchase of common shares	(30.0)	—	—	—	—	(30.0)
Net settlement of equity based awards	—	—	—	—	—	—
Capital lease payments	—	—	(0.2)	—	—	(0.2)
Proceeds from short-term borrowings	—	—	18.5	—	—	18.5
Intra-entity activity, net	(52.0)	(4.4)	102.0	(45.6)	—	—
Net cash (used in) provided by financing activities	(96.4)	(4.4)	159.8	(45.6)	100.0	113.4
Cash and cash equivalents at beginning of period	0.2	0.1	143.0	16.5	—	159.8
Increase (decrease) in cash and cash equivalents	2.9	—	(81.9)	(3.3)	—	(82.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	(0.2)	—	(0.3)
Cash and cash equivalents at end of period	$3.1	$0.1	$61.0	$13.0	$—	$77.2

Condensed Consolidated Statement of Cash Flows
For the 39 weeks ended October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$98.4	$4.6	$(12.8)	$98.5	$(100.0)	$88.7
Investing activities
Purchase of property, plant and equipment	—	—	(170.3)	(0.5)	—	(170.8)
Investment in subsidiaries	—	—	—	—	—	—
Purchase of available-for-sale securities	—	—	—	(3.8)	—	(3.8)
Proceeds from available-for-sale securities	—	—	—	3.6	—	3.6
Acquisition of Zale Corporation, net of cash acquired	—	—	—	—	—	—
Net cash used in investing activities	—	—	(170.3)	(0.7)	—	(171.0)
Financing activities
Dividends paid	(49.6)	—	—	—	—	(49.6)
Intra-entity dividends paid	—	—	(100.0)	—	100.0	—
Proceeds from issuance of common shares	3.3	—	—	—	—	3.3
Excess tax benefit from exercise of share awards	—	—	5.1	—	—	5.1
Proceeds from long-term debt	—	—	—	1,738.9	—	1,738.9
Repayments of long-term debt	—	—	(17.5)	(1,738.9)	—	(1,756.4)
Proceeds from revolving credit facility	—	—	177.0	—	—	177.0
Repayments of revolving credit facility	—	—	(30.0)	—	—	(30.0)
Payment of debt issuance costs	—	—	—	—	—	—
Repurchase of common shares	(111.9)	—	—	—	—	(111.9)
Net settlement of equity based awards	(8.3)	—	—	—	—	(8.3)
Capital lease payments	—	—	(0.8)	—	—	(0.8)
Repayment of short-term borrowings	—	—	(1.5)	—	—	(1.5)
Intra-entity activity, net	69.1	(4.6)	45.2	(109.7)	—	—
Net cash (used in) provided by financing activities	(97.4)	(4.6)	77.5	(109.7)	100.0	(34.2)
Cash and cash equivalents at beginning of period	2.1	0.1	166.5	24.9	—	193.6
Increase (decrease) in cash and cash equivalents	1.0	—	(105.6)	(11.9)	—	(116.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	—	0.1
Cash and cash equivalents at end of period	$3.1	$0.1	$61.0	$13.0	$—	$77.2

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended November 1, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$99.3	$4.5	$(253.1)	$41.2	$(100.0)	$(208.1)
Investing activities
Purchase of property, plant and equipment	—	—	(75.1)	—	—	(75.1)
Investment in subsidiaries	—	—	(1.4)	—	1.4	—
Purchase of available-for-sale securities	—	—	—	(3.0)	—	(3.0)
Proceeds from available-for-sale securities	—	—	—	1.5	—	1.5
Acquisition of Zale Corporation, net of cash acquired	—	—	—	—	—	—
Net cash used in investing activities	—	—	(76.5)	(1.5)	1.4	(76.6)
Financing activities
Dividends paid	(14.4)	—	—	—	—	(14.4)
Intra-entity dividends paid	—	—	(100.0)	—	100.0	—
Proceeds from issuance of common shares	2.2	1.4	—	—	(1.4)	2.2
Excess tax benefit from exercise of share awards	—	—	—	—	—	—
Proceeds from long-term debt	—	—	—	493.4	—	493.4
Repayments of long-term debt	—	—	(5.0)	(493.4)	—	(498.4)
Proceeds from revolving credit facility	—	—	145.0	—	—	145.0
Repayments of revolving credit facility	—	—	—	—	—	—
Payment of debt issuance costs	—	(1.3)	(0.3)	(0.5)	—	(2.1)
Repurchase of common shares	(7.4)	—	—	—	—	(7.4)
Net settlement of equity based awards	(3.0)	—	—	—	—	(3.0)
Capital lease payments	—	—	(0.3)	—	—	(0.3)
Proceeds from short-term borrowings	—	—	43.0	—	—	43.0
Intra-entity activity, net	(75.2)	(4.6)	135.0	(55.2)	—	—
Net cash (used in) provided by financing activities	(97.8)	(4.5)	217.4	(55.7)	98.6	158.0
Cash and cash equivalents at beginning of period	1.4	—	191.1	22.5	—	215.0
Increase (decrease) in cash and cash equivalents	1.5	—	(112.2)	(16.0)	—	(126.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.8)	4.1	—	(0.7)
Cash and cash equivalents at end of period	$2.9	$—	$74.1	$10.6	$—	$87.6

Condensed Consolidated Statement of Cash Flows
For the 39 weeks ended November 1, 2014
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$148.4	$8.3	$(113.8)	$82.9	$(150.0)	$(24.2)
Investing activities
Purchase of property, plant and equipment	—	—	(164.7)	(0.4)	—	(165.1)
Investment in subsidiaries	—	—	(8.8)	—	8.8	—
Purchase of available-for-sale securities	—	—	—	(4.2)	—	(4.2)
Proceeds from available-for-sale securities	—	—	—	2.5	—	2.5
Acquisition of Zale Corporation, net of cash acquired	—	—	(1,431.1)	1.9	—	(1,429.2)
Net cash used in investing activities	—	—	(1,604.6)	(0.2)	8.8	(1,596.0)
Financing activities
Dividends paid	(40.8)	—	—	—	—	(40.8)
Intra-entity dividends paid	—	—	(949.1)	(0.9)	950.0	—
Proceeds from issuance of common shares	4.2	8.8	—	800.0	(808.8)	4.2
Excess tax benefit from exercise of share awards	—	—	7.7	—	—	7.7
Proceeds from long-term debt	—	398.4	400.0	1,424.0	—	2,222.4
Repayments of long-term debt	—	—	(5.0)	(824.0)	—	(829.0)
Proceeds from revolving credit facility	—	—	145.0	—	—	145.0
Repayments of revolving credit facility	—	—	—	—	—	—
Payment of debt issuance costs	—	(7.0)	(10.7)	(2.8)	—	(20.5)
Repurchase of common shares	(29.8)	—	—	—	—	(29.8)
Net settlement of equity based awards	(18.1)	—	—	—	—	(18.1)
Capital lease payments	—	—	(0.5)	—	—	(0.5)
Proceeds from short-term borrowings	—	—	20.8	—	—	20.8
Intra-entity activity, net	(62.4)	(408.5)	1,950.5	(1,479.6)	—	—
Net cash (used in) provided by financing activities	(146.9)	(8.3)	1,558.7	(83.3)	141.2	1,461.4
Cash and cash equivalents at beginning of period	1.4	—	237.0	9.2	—	247.6
Increase (decrease) in cash and cash equivalents	1.5	—	(159.7)	(0.6)	—	(158.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.2)	2.0	—	(1.2)
Cash and cash equivalents at end of period	$2.9	$—	$74.1	$10.6	$—	$87.6

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
On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation (the "Zale Acquisition" or "Acquisition") for $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400.0 million of long-term debt. The Acquisition aligned with each strategic pillar of the Company’s Vision 2020. See Notes 3 and 17 of Item 1 for additional information related to the Acquisition and the issuance of long-term debt to finance the transaction, respectively.
The Company manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment. It operated 1,544 stores in all 50 states at October 31, 2015. Its stores operate nationally in malls and off-mall locations principally as Kay Jewelers (“Kay”) and Jared The Galleria Of Jewelry (“Jared”). The division also operates a variety of mall-based regional brands.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 972 jewelry stores at October 31, 2015, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales, which operates in all 50 states, and the Canada store brand Peoples Jewellers, which operates in nine provinces. The division also operates regional brands Gordon’s Jewelers and Mappins.

◦	Piercing Pagoda, which operated 602 mall-based kiosks at October 31, 2015, is located in shopping malls in the US and Puerto Rico.

•
The UK Jewelry division is one reportable segment. It operated 500 stores at October 31, 2015. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment "Other" for financial reporting purposes. Our diamond sourcing function includes our diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company's reportable segments.

Transactions Affecting Comparability of Results of Operations and Liquidity and Capital Resources
The comparability of the Company’s operating results for the 13 and 39 weeks ended October 31, 2015 and November 1, 2014 presented herein has been affected by certain transactions, including:

•
The Zale Acquisition that closed on May 29, 2014, as described in Note 3 of Item 1 resulting in Zale contributing 156 days of performance during the year-to-date period of Fiscal 2015 based on the timing of the acquisition;

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

1. Statement of operations at constant exchange rates
Movements in the US dollar to British pound and Canadian dollar exchange rates have an impact on Signet’s results. The UK Jewelry division functions in British pounds and the Canadian reporting unit of the Zale Jewelry segment functions in Canadian dollars as sales and a majority of operating expenses are incurred in those foreign currencies. The results for each are then translated into US dollars for external reporting purposes. Management believes it assists in understanding the performance of Signet and its segments if constant currency figures are given. This is particularly so in periods when exchange rates are volatile. The constant currency amounts are calculated by retranslating the prior year figures using the current year’s exchange rate. Management considers it useful to exclude the impact of movements in the US dollar to British pound and Canadian dollar exchange rates to analyze and explain changes and trends in Signet’s sales and costs.

(in millions, except per share amounts)	13 weeks ended		Change %	Impact of exchange rate movement	13 weeks ended November 1, 2014 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
Sales by segments:	October 31, 2015	November 1, 2014
Sterling Jewelers	$733.5	$692.8	5.9%	$—	$692.8	5.9%
Zale Jewelry	281.9	289.1	(2.5)%	(9.3)	279.8	0.8%
Piercing Pagoda	48.0	42.3	13.5%	—	42.3	13.5%
UK Jewelry	149.4	151.0	(1.1)%	(8.6)	142.4	4.9%
Other	3.6	2.7	33.3%	—	2.7	33.3%
	1,216.4	1,177.9	3.3%	(17.9)	1,160.0	4.9%
Cost of sales	(848.7)	(832.0)	(2.0)%	13.4	(818.6)	(3.7)%
Gross margin	367.7	345.9	6.3%	(4.5)	341.4	7.7%
Selling, general and administrative expenses	(395.0)	(388.7)	(1.6)%	4.5	(384.2)	(2.8)%
Other operating income, net	60.9	53.5	13.8%	—	53.5	13.8%
Operating income (loss):
Sterling Jewelers	77.2	68.1	13.4%	—	68.1	13.4%
Zale Jewelry(1)	(18.3)	(26.7)	31.5%	(0.1)	(26.8)	31.7%
Piercing Pagoda(2)	(6.0)	(7.8)	23.1%	—	(7.8)	23.1%
UK Jewelry	—	(2.7)	100.0%	0.1	(2.6)	100.0%
Other(3)	(19.3)	(20.2)	4.5%	—	(20.2)	4.5%
	33.6	10.7	214.0%	—	10.7	214.0%
Interest expense, net	(11.7)	(12.6)	7.1%	0.1	(12.5)	6.4%
Income (loss) before income taxes	21.9	(1.9)	nm	0.1	(1.8)	nm
Income taxes	(6.9)	0.6	nm	(0.1)	0.5	nm
Net income (loss)	$15.0	$(1.3)	nm	$—	$(1.3)	nm
Basic earnings (loss) per share	$0.19	$(0.02)	nm	$—	$(0.02)	nm
Diluted earnings (loss) per share	$0.19	$(0.02)	nm	$—	$(0.02)	nm
(1) Includes net operating loss of $3.6 million and $11.0 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively.
(2) Includes net operating loss of $0.1 million and $2.6 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively.
(3) Includes $9.8 million and $11.4 million of transaction-related and integration expenses for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively. Transaction costs include expenses associated with legal, tax, accounting, consulting and severance.

nm	Not meaningful.

(in millions, except per share amounts)	39 weeks ended		Change %	Impact of exchange rate movement	39 weeks ended November 1, 2014 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
Sales by segments:	October 31, 2015	November 1, 2014
Sterling Jewelers	$2,536.2	$2,406.7	5.4%	$—	$2,406.7	5.4%
Zale Jewelry	991.2	504.1	96.6%	(15.4)	488.7	102.8%
Piercing Pagoda	165.1	74.8	120.7%	—	74.8	120.7%
UK Jewelry	455.0	465.6	(2.3)%	(36.2)	429.4	6.0%
Other	10.1	8.7	16.1%	—	8.7	16.1%
	4,157.6	3,459.9	20.2%	(51.6)	3,408.3	22.0%
Cost of sales	(2,733.2)	(2,297.8)	(18.9)%	38.2	(2,259.6)	(21.0)%
Gross margin	1,424.4	1,162.1	22.6%	(13.4)	1,148.7	24.0%
Selling, general and administrative expenses	(1,301.0)	(1,078.4)	(20.6)%	13.5	(1,064.9)	(22.2)%
Other operating income, net	187.2	161.2	16.1%	—	161.2	16.1%
Operating income (loss):
Sterling Jewelers	413.2	364.3	13.4%	—	364.3	13.4%
Zale Jewelry(1)	(9.9)	(34.7)	71.5%	(0.1)	(34.8)	71.6%
Piercing Pagoda(2)	(1.0)	(9.6)	89.6%	—	(9.6)	89.6%
UK Jewelry	3.7	(1.6)	nm	—	(1.6)	nm
Other(3)	(95.4)	(73.5)	(29.8)%	0.2	(73.3)	(30.2)%
	310.6	244.9	26.8%	0.1	245.0	26.8%
Interest expense, net	(33.8)	(28.1)	(20.3)%	0.1	(28.0)	(20.7)%
Income before income taxes	276.8	216.8	27.7%	0.2	217.0	27.6%
Income taxes	(80.8)	(63.5)	(27.2)%	(0.1)	(63.6)	(27.0)%
Net income	$196.0	$153.3	27.9%	$0.1	$153.4	27.8%
Basic earnings per share	$2.46	$1.92	28.1%	$—	$1.92	28.1%
Diluted earnings per share	$2.45	$1.91	28.3%	$—	$1.91	28.3%

(1) Includes net operating loss of $17.1 million and $20.4 million related to the effect of purchase accounting associated with the acquisition of Zale Corporation for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively.
(2) Includes net operating loss of $3.1 million and $4.7 million related to the effect of purchase accounting associated with the acquisition of Zale Corporation for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively.
(3) Includes $59.8 million and $50.6 million of transaction-related and integration expenses for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. Expenses in Fiscal 2016 are primarily attributed to the legal settlement of $34.2 million over appraisal rights and integration expenses associated with advisor fees for legal, tax, accounting and consulting, while expenses in Fiscal 2015 are primarily attributed to one-time transaction costs associated with legal, tax, accounting, consulting and severance.

nm	Not meaningful.

2. Operating data reflecting acquisition-related costs
The tables below reflect the impact of costs associated with the acquisition and integration of Zale Corporation. Management believes the information is useful to analyze the results of the business excluding these items in order to appropriately evaluate the performance of the business without the impact of significant unusual items.

(a) Third Quarter Fiscal 2016 operating data reflecting the impact of acquisition-related costs and accounting adjustments
Third quarter of Fiscal 2016

in millions	Adjusted Signet		Accounting adjustments(1)	Transaction costs(2)	Signet consolidated, as reported
Sales	$1,222.6	100.0%	$(6.2)	$—	$1,216.4	100.0%
Cost of sales	(848.8)	(69.4)%	0.1	—	(848.7)	(69.8)%
Gross margin	373.8	30.6%	(6.1)	—	367.7	30.2%
Selling, general and administrative expenses	(387.6)	(31.7)%	2.4	(9.8)	(395.0)	(32.4)%
Other operating income, net	60.9	5.0%	—	—	60.9	5.0%
Operating income (loss)	47.1	3.9%	(3.7)	(9.8)	33.6	2.8%
Interest expense, net	(11.7)	(1.0)%	—	—	(11.7)	(1.0)%
Income before income taxes	35.4	2.9%	(3.7)	(9.8)	21.9	1.8%
Income taxes	(9.6)	(0.8)%	1.7	1.0	(6.9)	(0.6)%
Net income (loss)	$25.8	2.1%	$(2.0)	$(8.8)	$15.0	1.2%
Earnings per share – diluted	$0.33		$(0.03)	$(0.11)	$0.19

(1)
Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to the Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment results in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014 as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the amortization of acquired intangibles.

(2)	Transaction costs include transaction-related and integration expenses associated with advisor fees for legal, tax, accounting and consulting. These costs are included within Signet’s Other segment.

Year to date Fiscal 2016

in millions	Adjusted Signet		Accounting adjustments(1)	Transaction costs(2)	Signet consolidated, as reported
Sales	$4,179.6	100.0%	$(22.0)	$—	$4,157.6	100.0%
Cost of sales	(2,724.3)	(65.2)%	(8.9)	—	(2,733.2)	(65.7)%
Gross margin	1,455.3	34.8%	(30.9)	—	1,424.4	34.3%
Selling, general and administrative expenses	(1,251.9)	(30.0)%	10.7	(59.8)	(1,301.0)	(31.3)%
Other operating income, net	187.2	4.5%	—	—	187.2	4.5%
Operating income (loss)	390.6	9.3%	(20.2)	(59.8)	310.6	7.5%
Interest expense, net	(33.8)	(0.8)%	—	—	(33.8)	(0.8)%
Income before income taxes	356.8	8.5%	(20.2)	(59.8)	276.8	6.7%
Income taxes	(98.2)	(2.3)%	7.5	9.9	(80.8)	(2.0)%
Net income (loss)	258.6	6.2%	(12.7)	(49.9)	196.0	4.7%
Earnings per share – diluted	$3.24		$(0.16)	$(0.63)	$2.45

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

(2)
Transaction costs are primarily attributed to the legal settlement of $34.2 million over appraisal rights and transaction-related and integration expenses associated with advisor fees for legal, tax, accounting and consulting. These costs are included within Signet’s Other segment.

(b) Third Quarter Fiscal 2015 operating data reflecting the impact of acquisition-related costs and accounting adjustments
Third quarter of Fiscal 2015

in millions	Adjusted Signet		Accounting adjustments(1)	Transaction costs(2)	Signet consolidated, as reported
Sales	$1,189.4	100.0%	$(11.5)	$—	$1,177.9	100.0%
Cost of sales	(825.5)	(69.4)%	(6.5)	—	(832.0)	(70.6)%
Gross margin	363.9	30.6%	(18.0)	—	345.9	29.4%
Selling, general and administrative expenses	(381.7)	(32.1)%	4.4	(11.4)	(388.7)	(33.0)%
Other operating income, net	53.5	4.5%	—	—	53.5	4.5%
Operating income (loss)	35.7	3.0%	(13.6)	(11.4)	10.7	0.9%
Interest expense, net	(11.0)	(0.9)%	(1.6)	—	(12.6)	(1.1)%
Income before income taxes	24.7	2.1%	(15.2)	(11.4)	(1.9)	(0.2)%
Income taxes	(8.2)	(0.7)%	5.8	3.0	0.6	0.1%
Net income (loss)	$16.5	1.4%	$(9.4)	$(8.4)	$(1.3)	(0.1)%
Earnings per share – diluted	$0.21		$(0.12)	$(0.11)	$(0.02)

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

(2)
Transaction costs include transaction-related and integration expenses associated with advisor fees for legal, tax, accounting and consulting. Severance costs related to Zale and other management changes are also included to conform with the current year presentation. These costs are included within Signet’s Other segment.

Year to date Fiscal 2015

in millions	Adjusted Signet		Accounting adjustments(1)	Transaction costs(2)	Signet consolidated, as reported
Sales	$3,480.7	100.0%	$(20.8)	$—	$3,459.9	100.0%
Cost of sales	(2,286.1)	(65.7)%	(11.7)	—	(2,297.8)	(66.4)%
Gross margin	1,194.6	34.3%	(32.5)	—	1,162.1	33.6%
Selling, general and administrative expenses	(1,035.2)	(29.7)%	7.4	(50.6)	(1,078.4)	(31.2)%
Other operating income, net	161.2	4.6%	—	—	161.2	4.7%
Operating income (loss)	320.6	9.2%	(25.1)	(50.6)	244.9	7.1%
Interest expense, net	(25.3)	(0.7)%	(2.8)	—	(28.1)	(0.8)%
Income before income taxes	295.3	8.5%	(27.9)	(50.6)	216.8	6.3%
Income taxes	(89.8)	(2.6)%	10.6	15.7	(63.5)	(1.9)%
Net income (loss)	$205.5	5.9%	$(17.3)	$(34.9)	$153.3	4.4%
Earnings per share – diluted	$2.56		$(0.21)	$(0.44)	$1.91

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

(2)
Transaction costs include transaction-related and integration expenses associated with advisor fees for legal, tax, accounting and consulting. Severance costs related to Zale and other management changes are also included to conform with the current year presentation. These costs are included within Signet’s Other segment.

3. Net cash (debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt, and is helpful in providing a measure of the net indebtedness of the Company.

(in millions)	October 31, 2015	January 31, 2015	November 1, 2014
Cash and cash equivalents	$77.2	$193.6	$87.6
Loans and overdrafts	(249.8)	(97.5)	(221.8)
Long-term debt	(1,338.7)	(1,363.8)	(1,371.3)
Net debt	$(1,511.3)	$(1,267.7)	$(1,505.5)

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

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net cash (used in) provided by operating activities	$(121.9)	$(208.1)	$88.7	$(24.2)
Purchase of property, plant and equipment	(71.9)	(75.1)	(170.8)	(165.1)
Free cash flow	$(193.8)	$(283.2)	$(82.1)	$(189.3)

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

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Operating income	$33.6	$10.7	$310.6	$244.9
Depreciation and amortization on property, plant and equipment(1)	41.5	36.5	119.1	98.8
Amortization of definite-lived intangibles(1) (2)	3.5	3.8	10.4	6.0
Amortization of unfavorable leases and contracts(2)	(7.0)	(8.9)	(24.6)	(14.8)
Other non-cash accounting adjustments(2)	7.2	18.7	34.4	33.9
Adjusted EBITDA	$78.8	$60.8	$449.9	$368.8
(1) Total amount of depreciation and amortization reflected on the condensed consolidated statement of cash flows for the 13 and 39 weeks ended October 31, 2015 equals $45.0 million and $129.5 million, respectively, which includes $3.5 million and $10.4 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names. Total amount of depreciation and amortization reflected on the condensed consolidated statement of cash flows for the 13 and 39 weeks ended November 1, 2014 equals $40.3 million and $104.8 million, respectively, which includes $3.8 million and $6.0 million for the 13 and 39 weeks ended November 1, 2014, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.
(2) Total net operating loss relating to Acquisition accounting adjustments is $3.7 million and $20.2 million for the 13 and 39 weeks ended October 31, 2015 as reflected in the non-GAAP tables above. Total net operating loss relating to Acquisition accounting adjustments is $13.6 million and $25.1 million for the 13 and 39 weeks ended November 1, 2014, respectively, as reflected in the non-GAAP tables above.

RESULTS OF OPERATIONS
The following should be read in conjunction with the financial statements and related notes in Part I of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2015 Annual Report on Form 10-K. The results for the third quarter of Fiscal 2016 include Zale, which was acquired on May 29, 2014 and therefore affects the comparability of Signet’s operating results for the 39 weeks ended October 31, 2015 and November 1, 2014 as Zale contributed 156 days of performance during the year-to-date period of Fiscal 2015 based on the timing of the acquisition. Signet’s results are affected by adjustments related to purchase accounting and transaction costs associated with integrating the Acquisition. For comparability purposes, Signet results that exclude purchase accounting and transaction costs related to the Zale Acquisition will be referred to within Management’s Discussion and Analysis as "Adjusted Signet." See Non-GAAP measures on pages 42-47.
Third Quarter Highlights

•	Same store sales: up 3.3%.

•	Operating income: $33.6 million, up $22.9 million or 214.0%. Adjusted(1) operating income: $47.1 million, up 31.9% compared to $35.7 million in the third quarter Fiscal 2015.

•
Diluted earnings per share: $0.19, up $0.21 compared to $(0.02) in the third quarter Fiscal 2015. Adjusted(1) diluted earnings per share: $0.33, up 57.1% compared to $0.21 in the third quarter Fiscal 2015.

Year to Date Highlights

•	Same store sales: up 3.7%.

•	Operating income: $310.6 million, up $65.7 million or 26.8%. Adjusted(1) operating income: $390.6 million, up 21.8% compared to $320.6 million in the prior year comparable period.

•	Diluted earnings per share: $2.45, up 28.3%. Adjusted(1) diluted earnings per share: $3.24, up 26.6% compared to $2.56 in the prior year comparable period.

(1)	Non-GAAP measure.

	Third Quarter				Year To Date
	Fiscal 2016		Fiscal 2015		Fiscal 2016		Fiscal 2015
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,216.4	100.0%	$1,177.9	100.0%	$4,157.6	100.0%	$3,459.9	100.0%
Cost of sales	(848.7)	(69.8)	(832.0)	(70.6)	(2,733.2)	(65.7)	(2,297.8)	(66.4)
Gross margin	367.7	30.2	345.9	29.4	1,424.4	34.3	1,162.1	33.6
Selling, general and administrative expenses	(395.0)	(32.4)	(388.7)	(33.0)	(1,301.0)	(31.3)	(1,078.4)	(31.2)
Other operating income, net	60.9	5.0	53.5	4.5	187.2	4.5	161.2	4.7
Operating income	33.6	2.8	10.7	0.9	310.6	7.5	244.9	7.1
Interest expense, net	(11.7)	(1.0)	(12.6)	(1.1)	(33.8)	(0.8)	(28.1)	(0.8)
Income (loss) before income taxes	21.9	1.8	(1.9)	(0.2)	276.8	6.7	216.8	6.3
Income taxes	(6.9)	(0.6)	0.6	0.1	(80.8)	(2.0)	(63.5)	(1.9)
Net income (loss)	$15.0	1.2%	$(1.3)	(0.1)%	$196.0	4.7%	$153.3	4.4%

Third quarter sales
In the third quarter, Signet’s same store sales increased 3.3%, compared to an increase of 4.2% in the prior year third quarter, and total sales increased 3.3% to $1,216.4 million compared to $1,177.9 million in the prior year third quarter. The increase in sales was primarily driven by branded bridal sales across all store banners as well as higher sales overall in the Kay Jewelers brand. eCommerce sales in the third quarter were $50.5 million compared to $44.8 million in the prior year third quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Third quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	3.5%	2.4%	5.9%	—%	5.9%	$733.5
Zale Jewelry	1.5%	(0.7)%	0.8%	(3.3)%	(2.5)%	$281.9
Piercing Pagoda	10.0%	3.5%	13.5%	—%	13.5%	$48.0
Zale division	2.6%	(0.2)%	2.4%	(2.9)%	(0.5)%	$329.9
UK Jewelry division	4.1%	0.8%	4.9%	(6.0)%	(1.1)%	$149.4
Other(4)	—%	33.3%	33.3%	—%	33.3%	$3.6
Signet	3.3%	1.6%	4.9%	(1.6)%	3.3%	$1,216.4
Adjusted Signet(3)						$1,222.6
(1) Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.
(2) Includes all sales from stores not open for 12 months.
(3) Non-GAAP measure.
(4) Includes sales from Signet's diamond sourcing initiative.

Sterling Jewelers sales
In the third quarter, the Sterling Jewelers division's total sales were $733.5 million compared to $692.8 million in the prior year third quarter, up 5.9% and same store sales increased 3.5% compared to an increase of 6.8% in the prior year third quarter. Sterling sales increases were driven by Kay and partially offset by a same store sales decline in Jared. Branded bridal and select diamond jewelry performed well across store banners. In the third quarter, the average transaction value increased and the number of transactions decreased due principally to merchandise mix, including bridal and higher price point fashion.

	Change from previous year
Third quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	7.1%	1.9%	9.0%	$462.9
Jared(3)	(2.7)%	4.9%	2.2%	$232.5
Regional brands	0.3%	(7.1)%	(6.8)%	$38.1
Sterling Jewelers division	3.5%	2.4%	5.9%	$733.5

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third quarter	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Kay	$513	$490	4.7%	3.4%	1.1%	3.4%
Jared	$688	$680	1.2%	2.3%	(4.9)%	4.8%
Regional brands	$497	$493	0.8%	4.0%	(1.6)%	(1.7)%
Sterling Jewelers division	$557	$541	3.0%	3.3%	(0.7)%	3.4%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Zale sales
The Zale division's third quarter total sales were $329.9 million compared to $331.4 million in the prior year third quarter. Same store sales increased 2.6% in the current year compared to (0.9)% in the prior year third quarter, driven by branded bridal collections and Piercing Pagoda. Zale Jewelry's average transaction price decreased, while the number of transactions increased principally due to wedding and fashion merchandise mix. Piercing Pagoda's average transaction price increased, while the number of transactions remained flat due principally to merchandise mix.

	Change from previous year
Third quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	2.3%	—%	2.3%	—%	2.3%	$220.5
Gordon’s	(11.0)%	(9.6)%	(20.6)%	—%	(20.6)%	$13.9
Zale US Jewelry	1.4%	(0.8)%	0.6%	—%	0.6%	$234.4
Peoples	2.2%	1.1%	3.3%	(17.2)%	(13.9)%	$40.9
Mappins	(1.6)%	(6.7)%	(8.3)%	(15.0)%	(23.3)%	$6.6
Zale Canada Jewelry	1.6%	(0.1)%	1.5%	(16.8)%	(15.3)%	$47.5
Total Zale Jewelry	1.5%	(0.7)%	0.8%	(3.3)%	(2.5)%	$281.9
Piercing Pagoda	10.0%	3.5%	13.5%	—%	13.5%	$48.0
Zale division(4)	2.6%	(0.2)%	2.4%	(2.9)%	(0.5)%	$329.9

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure.
(4)     The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

	Average Merchandise Transaction Value(1)(2)			Merchandise Transactions
	Average Value		Change from previous year	Change from previous year
Third quarter	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2016
Zales	$505	$522	(3.3)%	5.2%
Gordon’s	$485	$518	(6.4)%	(5.8)%
Peoples(3)	$428	$414	3.4%	(1.6)%
Mappins(3)	$373	$369	1.1%	(2.4)%
Total Zale Jewelry	$458	$467	(1.9)%	2.9%
Piercing Pagoda	$48	$43	11.6%	(0.1)%
Zale division	$199	$197	1.0%	1.0%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

(3)	Amounts for Zale Canada Jewelry stores are denominated in Canadian dollars.

UK Jewelry sales
In the third quarter, the UK Jewelry division’s total sales decreased 1.1% to $149.4 million compared to $151.0 million in the prior year third quarter and increased 4.9% at constant exchange rates. Same store sales increased 4.1% compared to an increase of 3.7% in the prior year third quarter. The increases in same store sales and total sales at constant exchange rates, as well as the increases in average transaction value and number of transactions in both H.Samuel and Ernest Jones, were due primarily to strong performance in diamond jewelry and watches.

	Change from previous year
Third quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	2.0%	(0.6)%	1.4%	(5.8)%	(4.4)%	$73.5
Ernest Jones	6.3%	2.3%	8.6%	(6.2)%	2.4%	$75.9
UK Jewelry division	4.1%	0.8%	4.9%	(6.0)%	(1.1)%	$149.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third quarter	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
H.Samuel	£76	£76	—%	4.1%	2.7%	(3.9)%
Ernest Jones	£301	£283	6.4%	3.4%	0.8%	1.0%
UK Jewelry division	£123	£119	3.4%	6.3%	2.3%	(2.9)%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.
(2)     Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns.

Year to date sales
In the year to date, Signet’s same store sales increased 3.7%, compared to an increase of 4.1% in the prior year comparable period, and total sales increased 20.2% to $4,157.6 million compared to $3,459.9 million in the prior year comparable period. The increase in sales was primarily driven by the acquisition of the Zale division, which added $1,156.3 million of sales in the current year to date period compared with $578.9 million in the prior year to date period. eCommerce sales in the year to date period were $193.3 million compared to $134.0 million in the prior year to date period.

	Change from previous year
Year to date Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	3.0%	2.4%	5.4%	—%	5.4%	$2,536.2
Zale Jewelry	4.3%	98.5%	102.8%	(6.2)%	96.6%	$991.2
Piercing Pagoda	8.0%	112.7%	120.7%	—%	120.7%	$165.1
Zale division(4)	4.8%	100.4%	105.2%	(5.5)%	99.7%	$1,156.3
UK Jewelry division	5.1%	0.9%	6.0%	(8.3)%	(2.3)%	$455.0
Other(5)	—%	16.1%	16.1%	—%	16.1%	$10.1
Signet	3.7%	18.3%	22.0%	(1.8)%	20.2%	$4,157.6
Adjusted Signet(3)						$4,179.6
(1) Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.
(2) Includes all sales from stores not open for 12 months.
(3) Non-GAAP measure.
(4) Zale division results in the prior year to date period reflect the 156 days of performance subsequent to the acquisition of Zale Corporation as of May 29, 2014.
(5) Includes sales from Signet's diamond sourcing initiative.

Sterling Jewelers sales
In the year to date, the Sterling Jewelers division's total sales were $2,536.2 million compared to $2,406.7 million in the prior year comparable period, up 5.4% and same store sales increased 3.0%, compared to an increase of 5.4% in the comparable prior year period. Sterling sales increases were primarily due to bridal and select diamond jewelry performance. In the year to date, the average transaction price increased and the number of transactions decreased for both Kay and Jared due principally to merchandise mix.

	Change from previous year
Year to date Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	4.8%	2.3%	7.1%	$1,589.5
Jared(3)	0.2%	4.7%	4.9%	$813.4
Regional brands	(0.8)%	(8.6)%	(9.4)%	$133.3
Sterling Jewelers division	3.0%	2.4%	5.4%	$2,536.2

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Kay	$448	$425	5.4%	3.4%	(1.5)%	4.8%
Jared	$599	$586	2.2%	(0.5)%	(3.0)%	7.0%
Regional brands	$445	$434	2.5%	2.6%	(4.1)%	(1.1)%
Sterling Jewelers division	$488	$468	4.3%	2.2%	(2.0)%	5.0%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Zale sales
As Zale was acquired May 29, 2014, there is no comparable period presented. In the year to date, the Zale division's total sales were $1,156.3 million. Zale Jewelry contributed $991.2 million and Piercing Pagoda contributed $165.1 million of revenues. Total Zale division total sales included purchase accounting adjustments of $(22.0) million related to a reduction of deferred revenue associated with extended warranty sales. Same store sales increased 4.8% driven primarily by sales associate training, new marketing creative and branded bridal and branded diamond fashion merchandise in the Zale Jewelry segment.

	Change from previous year
Year to date Fiscal 2016	Same store sales(1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Zales	5.0%					$779.8
Gordon’s	(6.8)%					$51.4
Zale US Jewelry	4.2%					$831.2
Peoples	5.3%					$137.8
Mappins	0.5%					$22.2
Zale Canada Jewelry	4.6%					$160.0
Total Zale Jewelry	4.3%					$991.2
Piercing Pagoda	8.0%					$165.1
Zale division	4.8%					$1,156.3

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website. The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

UK Jewelry sales
In the year to date, the UK Jewelry division’s total sales decreased 2.3% to $455.0 million compared to $465.6 million in the prior year comparable period and increased 6.0% at constant exchange rates. Same store sales increased 5.1% compared to an increase of 4.1% in the prior year comparable period. The increase in sales was primarily driven by diamond jewelry as well as watches. The average transaction value increased in both H.Samuel and Ernest Jones primarily driven by increases in diamond sales. The number of merchandise transactions increased in both H.Samuel and Ernest Jones due to strong performance in diamond, fashion jewelry and watch sales.

	Change from previous year
Year to date Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	2.7%	(0.1)%	2.6%	(8.0)%	(5.4)%	$224.6
Ernest Jones	7.6%	1.9%	9.5%	(8.5)%	1.0%	$230.4
UK Jewelry division	5.1%	0.9%	6.0%	(8.3)%	(2.3)%	$455.0

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
H.Samuel	£75	£74	1.4%	(1.3)%	1.8%	2.9%
Ernest Jones	£279	£269	3.7%	(3.7)%	3.9%	8.1%
UK Jewelry division	£119	£115	3.5%	(0.9)%	2.2%	3.9%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.
(2)     Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns.

Cost of sales and gross margin
In the third quarter, gross margin was $367.7 million or 30.2% of sales compared to $345.9 million or 29.4% of sales in the prior year third quarter. Adjusted gross margin was $373.8 million or 30.6% of sales, compared to 30.6% in the prior year third quarter. The flat adjusted gross margin rate was driven unfavorably by the credit mix resulting from softer sales at Jared compared to Kay. As Jared typically has higher credit quality customers than Kay, this led to greater net bad debt expense. This mix shift unfavorably impacted gross margin by approximately $4.5 million. Importantly, the credit portfolio continues to perform profitably and as-expected given the new customer mix. The net bad debt impact was entirely offset by gross margin synergies, related mostly to the Zale division, as well as favorable commodity costs.

•
Gross margin dollars in the Sterling Jewelers division increased $7.3 million compared to the prior year third quarter. The gross margin rate, down 90 basis points, decreased principally due to higher net bad debt from higher in-house credit sales and customer credit mix. This was partially offset by an improvement in the merchandise margin from favorable commodity costs.

•
Gross margin dollars in the Zale division increased $1.9 million compared to the prior year third quarter, reflecting higher sales and an adjusted gross margin rate increase of 120 basis points. The gross margin rate expansion was driven principally by improved merchandise margin attributed to synergy initiatives and favorable commodity costs.

•
Gross margin dollars in the UK Jewelry division increased $0.6 million compared to the prior year third quarter, and the gross margin rate increased 70 basis points. The gross margin rate expansion was driven principally by favorable commodity costs and leverage on store occupancy expenses.

In the year to date, gross margin was $1,424.4 million or 34.3% of sales compared to $1,162.1 million or 33.6% of sales in the prior year. Adjusted gross margin was $1,455.3 million or 34.8% of sales compared to 34.3% in the prior year to date period.

•
Gross margin dollars in the Sterling Jewelers division increased $50.3 million compared to the prior year to date, due to higher sales on a flat gross margin rate. Favorable commodity costs offset by higher bad debt expense were the principal drivers of the flat rate.

•	Gross margin in the year to date period for the Zale division is not comparable, due to timing of the Acquisition in the prior year.

•	In the UK Jewelry division, gross margin dollars were flat, as the effects lower sales (due to foreign exchange) and store occupancy leverage virtually offset one another.

Selling, general and administrative expenses
Selling, general and administrative expenses (“SGA”) were $395.0 million or 32.4% of sales compared to $388.7 million or 33.0% of sales in third quarter Fiscal 2015. Included in SGA are $7.4 million of transaction-related expense and purchase accounting adjustments compared to prior year third quarter expense of $7.0 million. Third quarter Fiscal 2016 adjusted SGA was $387.6 million or 31.7% of sales compared to $381.7 million or 32.1% in the prior year. The 40 basis point decrease was due to lower payroll partially offset by incremental investments in Zale principally for advertising, information technology support, and employee benefits.
In the year to date of Fiscal 2016, SGA were $1,301.0 million or 31.3% of sales compared to $1,078.4 million or 31.2% of sales in prior year to date period. Adjusted SGA was $1,251.9 million or 30.0% of sales compared to adjusted SGA of $1,035.2 million or 29.7% of sales in the prior year to date period. The increase in dollars and rate was primarily due to the inclusion of the Zale division and higher transaction costs as a result of the legal settlement of $34.2 million over appraisal rights. The Zale division increase is attributable to owning Zale for the entire year to date period compared with 156 days in the prior year comparable period, in addition to incremental investments in Zale principally for advertising, information technology support, and employee benefits.
Other operating income, net
Other operating income in the third quarter was $60.9 million or 5.0% of sales compared to $53.5 million or 4.5% of sales in the prior year third quarter. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.
In the year to date, other operating income was $187.2 million or 4.5% of sales compared to $161.2 million or 4.7% of sales in the prior year to date period. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.
Operating income
Operating income for the third quarter was $33.6 million or 2.8% of sales compared to $10.7 million or 0.9% of sales in the prior year third quarter. Included in operating income were purchase accounting and transaction-related adjustments which reduced operating income by $13.5 million compared to adjustments of $25.0 million in the prior year period. Adjusted operating income was $47.1 million or 3.9% of sales compared to adjusted operating income of $35.7 million or 3.0% of sales in the prior year third quarter. The 90 basis point increase in adjusted operating margins was principally due to higher sales, net synergies and SGA leverage. Signet's operating income consisted of the following components:

	Third Quarter
	Fiscal 2016		Fiscal 2015
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$77.2	10.5%	$68.1	9.8%
Zale division(1)	(24.3)	(7.4)%	(34.5)	(10.4)%
UK Jewelry division	—	—%	(2.7)	(1.8)%
Other(2)	(19.3)	nm	(20.2)	nm
Operating income	$33.6	2.8%	$10.7	0.9%

(1)
In the third quarter of Fiscal 2016, Zale division includes net operating loss impact of $3.7 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating loss was $20.6 million or (6.1)% of sales. The Zale division operating loss included $14.7 million from Zale Jewelry or (5.1)% of sales and $5.9 million from Piercing Pagoda or (12.3)% of sales. In the prior year third quarter, Zale division includes net operating loss impact of $13.6 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating loss was $20.9 million or (6.1)% of sales. The Zale division operating loss included $15.7 million from Zale Jewelry or (5.3)% of sales and $5.2 million from Piercing Pagoda or (11.8)% of sales.

(2)
Other includes $9.8 million and $11.4 million of transaction-related and integration expenses in the third quarter of Fiscal 2016 and Fiscal 2015, respectively. Transaction costs include expenses associated with legal, tax, accounting, consulting and severance.

nm Not meaningful.

In the year to date, operating income was $310.6 million or 7.5% of sales compared to $244.9 million or 7.1% of sales last year. Included in operating income were purchase accounting and transaction-related adjustments which reduced operating income by $80.0 million compared with adjustments which reduced operating income by $75.7 million in the prior year to date period. Adjusted operating income was $390.6 million or 9.3% of sales compared to adjusted operating income of $320.6 million or 9.2% of sales last year. Year to date operating income consisted of the following components:

	Year to date
	Fiscal 2016		Fiscal 2015
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$413.2	16.3%	$364.3	15.1%
Zale division(1)	(10.9)	(0.9)%	(44.3)	(7.7)%
UK Jewelry division	3.7	0.8%	(1.6)	(0.3)%
Other(2)	(95.4)	nm	(73.5)	nm
Operating income	$310.6	7.5%	$244.9	7.1%

(1)
In the year to date period of Fiscal 2016, Zale division includes net operating loss impact of $20.2 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $9.3 million or 0.8% of sales. The Zale division operating income included $7.2 million from Zale Jewelry or 0.7% of sales and $2.1 million from Piercing Pagoda or 1.3% of sales. In the prior year to date period, Zale division includes net operating loss impact of $25.1 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating loss was $19.2 million or (3.2)% of sales. The Zale division operating loss included $14.3 million from Zale Jewelry or (2.7)% of sales and $4.9 million from Piercing Pagoda or (6.3)% of sales.

(2)
Other includes $59.8 million of transaction-related and integration expenses in the year to date period of Fiscal 2016, which are primarily attributed to the legal settlement of $34.2 million over appraisal rights and consulting expenses. In prior year to date period, $50.6 million of transaction-related and integration expenses were incurred, primarily attributed to one-time transaction and severance related costs.

nm Not meaningful.

Interest expense, net
In the third quarter, net interest expense was $11.7 million compared to $12.6 million in the prior year third quarter.
In the year to date, net interest expense was $33.8 million compared to $28.1 million in the prior year to date period driven by the $1.4 billion of debt related to financing the acquisition of Zale Corporation. The weighted average interest rate for the Company's debt outstanding in the current year was 2.6%.
Income before income taxes
For the third quarter, income before income taxes was $21.9 million or 1.8% of sales compared to a loss of $1.9 million or (0.2)% of sales in the prior year third quarter.
For the year to date, income before income taxes was up 27.7% to $276.8 million or 6.7% of sales compared to $216.8 million or 6.3% of sales in the prior year to date period.
Income taxes
In the third quarter, income tax expense was $6.9 million, an effective tax rate ("ETR") of 31.5%, compared to a benefit of $0.6 million, an ETR of 31.6%, in the prior year third quarter.
In the year to date, income tax expense was $80.8 million, an ETR of 29.2% compared to $63.5 million, an ETR of 29.3%, in the prior year to date period.
The forecasted effective tax rate for the Fiscal 2016 full year is expected to be 28% to 29%.
Net income (loss)
For the third quarter, net income was $15.0 million or 1.2% of sales compared to a net loss of $1.3 million or (0.1)% of sales in the prior year third quarter. Adjusted net income was $25.8 million or 2.1% of adjusted sales compared to $16.5 million or 1.4% of adjusted sales in the prior year third quarter.
For the year to date, net income was up 27.9% to $196.0 million or 4.7% of sales compared to $153.3 million or 4.4% of sales in the prior year to date period. Adjusted net income was $258.6 million or 6.2% of adjusted sales compared to $205.5 million or 5.9% of adjusted sales in the prior year to date period.

Earnings per share
For the third quarter, diluted earnings per share were $0.19 compared to $(0.02) in the prior year third quarter. Adjusted diluted earnings per share were $0.33. The weighted average diluted number of common shares outstanding was 79.5 million compared to 79.9 million in the prior year third quarter.
For the year to date, diluted earnings per share were $2.45 compared to $1.91 in the prior year third quarter, up 28.3%. Adjusted diluted earnings per share were $3.24. The weighted average diluted number of common shares outstanding was 79.9 million compared to 80.2 million in the prior year to date period.
Dividends per share
In the third quarter of Fiscal 2016, dividends of $0.22 per share were approved by the Board of Directors compared to $0.18 in the third quarter of Fiscal 2015. In the year to date, dividends of $0.66 per share were approved by the Board of Directors compared to $0.54 in the prior year to date period.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the year to date periods of Fiscal 2016 and Fiscal 2015:

	39 weeks ended
(in millions)	October 31, 2015	November 1, 2014
Net cash provided by (used in) operating activities	$88.7	$(24.2)
Net cash used in investing activities	(171.0)	(1,596.0)
Net cash (used in) provided by financing activities	(34.2)	1,461.4
Decrease in cash and cash equivalents	(116.5)	(158.8)

Cash and cash equivalents at beginning of period	193.6	247.6
Decrease in cash and cash equivalents	(116.5)	(158.8)
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.2)
Cash and cash equivalents at end of period	$77.2	$87.6
Operating activities
Net cash provided by operating activities was $88.7 million compared to $24.2 million used in operating activities in the prior year comparable period. Net income increased by $42.7 million to $196.0 million from $153.3 million and depreciation and amortization increased $24.7 million to $129.5 million from $104.8 million in the prior year comparable period. The increase in depreciation and amortization was primarily due to a full year to date period of activity related to the Zale Division compared to the prior year comparable period which only reflected activity since acquisition date of May 29, 2014. The primary drivers of cash provided by operating activities were as follows:

•
Cash provided by accounts receivable was $116.3 million as compared to $81.8 million in the prior year to date period. In the Sterling Jewelers division, credit participation was 63.0% and the average monthly collection rate was 11.7% compared to 61.7% and 12.1%, respectively, in the prior year comparable period. The decrease in the average monthly collection rate is primarily attributed to a higher mix of bridal which creates a higher average receivable and the continued shift of guests opting for regular credit terms which require lower monthly payments and no down payment, as opposed to the interest free programs. The required scheduled payments do not increase proportionally with the higher merchandise mix shift, leaving a higher outstanding receivable to be collected.

•
Cash used for purchases of inventory and inventory-related items was $289.3 million compared to $321.1 million in the prior year comparable period. The change in inventories is primarily attributed to new stores, rough diamond purchases and expansion of branded merchandise to support higher sales, offset in part by improved inventory management.

•	Accounts payable provided $93.6 million compared to $132.9 million in the prior year comparable period primarily driven by timing of payments associated with higher inventory levels.

•
Cash used for accrued expenses and other liabilities was $60.5 million compared to $15.0 million in the prior year comparable period primarily driven by timing of payments associated with payroll-related items related to incentive compensation and other taxes.

Investing activities
Net cash used in investing activities in the 39 weeks ended October 31, 2015 was $171.0 million, consisting primarily of capital additions associated with new Kay and Jared stores, store remodels and Zale division information technology infrastructure and stores. Net cash used in investing activities in the 39 weeks ended November 1, 2014 was $1,596.0 million, consisting primarily of $1,429.2 million to fund the Acquisition, net of cash acquired, and $165.1 million related to capital additions associated with new store and information technology investments in all divisions.
Stores opened and closed in the 39 weeks ended October 31, 2015:

	January 31, 2015		Openings	Closures	October 31, 2015
Store count:
Kay	1,094		37	(5)	1,126
Jared	253		16	(1)	268
Regional brands	157		—	(7)	150
Sterling Jewelers division	1,504	(1)	53	(13)	1,544

Zales	716		10	(6)	720
Peoples	144		1	—	145
Regional brands	112		—	(5)	107
Total Zale Jewelry	972		11	(11)	972
Piercing Pagoda	605		7	(10)	602
Zale division	1,577	(1)	18	(21)	1,574

H.Samuel	302		—	(2)	300
Ernest Jones	196		5	(1)	200
UK Jewelry division	498	(1)	5	(3)	500

Signet	3,579		76	(37)	3,618

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

Financing activities
Net cash used in financing activities in the 39 weeks ended October 31, 2015 was $34.2 million, comprised primarily of $111.9 million cash used to repurchase 868,325 shares. Additionally, approximately $49.6 million was used for dividend payments. Net cash provided by financing activities in the 39 weeks ended November 1, 2014 was $1,461.4 million, primarily due to proceeds from debt issued (net of debt issuance costs) to fund the Acquisition. This was partially offset by net cash outflows associated with dividend payments, share repurchases, net cash outflows associated with share based compensation plans, and repayment of short-term borrowings and capital leases. Details of the major items within financing activities are discussed below:
Dividends

	Fiscal 2016			Fiscal 2015
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.22	$17.6		$0.18	$14.4
Second quarter	$0.22	$17.6		$0.18	$14.4
Third quarter	$0.22	$17.5	(1)	$0.18	$14.4	(1)

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 31, 2015 and November 1, 2014, $17.5 million and $14.4 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the third quarter of Fiscal 2016 and Fiscal 2015, respectively.

Share repurchases

		39 weeks ended October 31, 2015			39 weeks ended November 1, 2014
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)
2013 Program(1)	$350.0	868,325	$111.9	$128.91	288,393	$29.8	$103.37

(1)
On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $153.7 million remaining as of October 31, 2015.

Proceeds from issuance of Common Shares
During the 39 weeks ended October 31, 2015, $3.3 million was received for the exercise of share options pursuant to Signet's equity compensation programs compared to $4.2 million in the 39 weeks ended November 1, 2014.
Movement in cash and indebtedness
Net debt was $1,511.3 million as of October 31, 2015 compared to net debt of $1,505.5 million as of November 1, 2014; see non-GAAP measures discussed herein.
Cash and cash equivalents at October 31, 2015 were $77.2 million compared to $87.6 million as of November 1, 2014. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At October 31, 2015, Signet had $1,371.1 million of outstanding debt, comprised of $398.6 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility and a $372.5 million term loan facility. The term loan requires the Company to make scheduled quarterly principal payments over the five-year term. During the 39 weeks ended October 31, 2015, $17.5 million in principal payments were made. This debt was incurred during the second quarter of Fiscal 2015 to fund the Acquisition. In addition, the Company maintains a $400 million revolving credit facility. At October 31, 2015, $147.0 million was outstanding on the revolving credit facility. During the second quarter of Fiscal 2016, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2017 with all terms substantially the same as the original agreement.

At November 1, 2014, Signet had $1,394.9 million of outstanding debt, which was incurred to finance the Acquisition. The debt was comprised of $398.4 million of senior unsecured notes, $600 million of an asset-backed securitization facility and a $395.0 million term loan facility. In connection with the issuance of the debt, Signet incurred and capitalized fees totaling $16.5 million. Additionally, the debt financing replaced commitments for an $800 million unsecured bridge facility extended to Signet to finance the transaction prior to the finalization of the current financing arrangements. Signet incurred and capitalized fees totaling $4.0 million related to this facility. During the 39 week period ended November 1, 2014, amortization expense related to capitalized fees associated with the debt and bridge facility was $1.5 million and $4.0 million, respectively. In conjunction with the financing activities, Signet also amended its existing $400 million revolving credit facility and extended the maturity date to 2019. At November 1, 2014, $145.0 million was outstanding on the credit facility.
The Company had stand-by letters of credit on the revolving credit facility of $21.3 million and $21.6 million as of October 31, 2015 and November 1, 2014, respectively, that reduce remaining availability under the revolving credit facility.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of October 31, 2015 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 31, 2015, filed with the SEC on March 26, 2015.
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
In the second quarter of Fiscal 2016, an operational change related to the Sterling Jewelers division's extended service plans associated with ring sizing was made to further align Zale and Sterling ESP policies. As a result, revenue from the sale of these lifetime extended service plans in the Sterling Jewelers division is deferred and recognized over 17 years for all plans, with approximately 57% of revenue recognized within the first two years for plans sold on or after May 2, 2015 and 42% of revenue recognized within the first two years for plans sold prior to May 2, 2015 (January 31, 2015: 45%; November 1, 2014: 45%).
The Zale division also sells extended service plans. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime extended service plans is deferred and recognized over 10 years, with approximately 69% of revenue recognized within the first two years (January 31, 2015: 69%; November 1, 2014: 69%). Revenues related to the optional theft protection are deferred and recognized in proportion to when the expected claims costs will be incurred over the two-year contract period. Zale Jewelry customers are also offered a two-year watch warranty and a one-year warranty that covers breakage. Piercing Pagoda customers are also offered a one-year warranty that covers breakage. Revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.
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
Signet’s market risk profile as of October 31, 2015 has not materially changed since January 31, 2015. The market risk profile as of January 31, 2015 is disclosed in Signet’s Fiscal 2015 Annual Report on Form 10-K, filed with the SEC on March 26, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.
Changes in internal control over financial reporting
During the third quarter of Fiscal 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the third quarter of Fiscal 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
August 2, 2015 to August 29, 2015	187,131	$121.76	187,131	$160,864,473
August 30, 2015 to September 26, 2015	52,239	$138.10	52,239	$153,650,234
September 27, 2015 to October 31, 2015	—	$—	—	$153,650,234
Total	239,370	$125.33	239,370	$153,650,234

(1)
On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

10.1†	Termination Protection Agreement between Sterling Jewelers Inc. and Mark S. Light (incorporated by reference to Exhibit 10.1 to the Company's Current Form on Form 8-K filed October 20, 2015).

10.2†	Termination Protection Agreement between Sterling Jewelers Inc. and Michele Santana (incorporated by reference to Exhibit 10.2 to the Company's Current Form on Form 8-K filed October 20, 2015).

10.3†	Termination Protection Agreement between Sterling Jewelers Inc. and Steven J. Becker (incorporated by reference to Exhibit 10.3 to the Company's Current Form on Form 8-K filed October 20, 2015).

10.4†	Termination Protection Agreement between Sterling Jewelers Inc. and Edward Hrabak (incorporated by reference to Exhibit 10.4 to the Company's Current Form on Form 8-K filed October 20, 2015).

10.5†	Termination Protection Agreement between Sterling Jewelers Inc. and George Murray (incorporated by reference to Exhibit 10.5 to the Company's Current Form on Form 8-K filed October 20, 2015).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Signet Jewelers Limited

Date:	December 4, 2015	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)