Form 10-K
period 2016-01-30
SIGNET JEWELERS LTD
filed 2016-03-24
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2016
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
Large accelerated filer   ☒          Accelerated filer   ☐         Non-accelerated filer   ☐         Smaller reporting company   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of July 31, 2015 was $9,644,661,044.
Number of common shares outstanding on March 18, 2016: 78,384,481
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant will incorporate by reference information required in response to Part III, Items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 17, 2016.

SIGNET JEWELERS LIMITED
FISCAL 2016 ANNUAL REPORT ON FORM 10-K

REFERENCES
Unless the context otherwise requires, references to “Signet” or the “Company,” refer to Signet Jewelers Limited (and before September 11, 2008 to Signet Group plc) and its consolidated subsidiaries. References to the “Parent Company” are to Signet Jewelers Limited.
PRESENTATION OF FINANCIAL INFORMATION
All references to “dollars,” “US dollars,” “$,” “cents” and “c” are to the lawful currency of the United States of America. Signet prepares its financial statements in US dollars. All references to “British pound,” “pounds,” “British pounds,” “£,” “pence” and “p” are to the lawful currency of the United Kingdom. All references to “Canadian dollar” or “C$” are to the lawful currency of Canada.
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
Fiscal year and fourth quarter
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2017,” “Fiscal 2016,” “Fiscal 2015,” “Fiscal 2014,” “Fiscal 2013” and “Fiscal 2012” refer to the 52 week periods ending January 28, 2017, January 30, 2016, January 31, 2015, February 1, 2014, the 53 week period ending February 2, 2013 and the 52 week period ending January 28, 2012, respectively. Fourth quarter references the 13 weeks ended January 30, 2016 (“fourth quarter”) and the 13 weeks ended January 31, 2015 (“prior year fourth quarter”).
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet’s credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks relating to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, the impact of stockholder litigation with respect to the acquisition of Zale Corporation, and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
For a discussion of these risks and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see Item 1A and elsewhere in this Annual Report on Form 10-K. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I
ITEM 1. BUSINESS
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. Its corporate website is www.signetjewelers.com, from where documents that the Company is required to file or furnish with the US Securities and Exchange Commission (“SEC”) may be viewed or downloaded free of charge.
On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation (the “Zale Acquisition” or “Acquisition”) for $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400.0 million of long-term debt. The Acquisition aligned with each strategic pillar of the Company’s Vision 2020. See Notes 3 and 19 of Item 8 for additional information related to the Acquisition and the issuance of long-term debt to finance the transaction, respectively.
The Company manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment. It operated 1,540 stores in all 50 US states at January 30, 2016. Its stores operate nationally in malls and off-mall locations principally as Kay Jewelers (“Kay”), Kay Jewelers Outlet, Jared The Galleria Of Jewelry (“Jared”) and Jared Vault. The division also operates a variety of mall-based regional brands.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 977 jewelry stores at January 30, 2016, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 US states, and the Canada store brand Peoples Jewellers, which operates in nine provinces. The division also operates regional brands Gordon’s Jewelers and Mappins.

◦	Piercing Pagoda, which operated 605 mall-based kiosks at January 30, 2016, is located in shopping malls in the US and Puerto Rico.

•
The UK Jewelry division is one reportable segment. It operated 503 stores at January 30, 2016. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment “Other” for financial reporting purposes. Signet’s diamond sourcing function includes our diamond polishing factory in Botswana. See Note 4 of Item 8 for additional information regarding the Company’s reportable segments.
MISSION, STRATEGY, COMPETITIVE STRENGTHS AND OBJECTIVES
Signet’s mission is to help guests “Celebrate Life and Express Love.” Our Vision 2020 strategy is a road map for on-going Signet success which includes five strategic pillars:

•	Maximize mid-market

•	Best in bridal

•	Best in class digital ecosystem

•	Expand footprint

•	People, purpose and passion
These strategic pillars guide Signet in building profitable market share. Maximizing the mid-market drives our competitive strengths focused on merchandising initiatives, marketing, store growth and productivity. We define the mid-market jewelry sector based on the value of products that consumers purchase. We consider this market to be defined by jewelry purchases with price points ranging from $100 to $10,000, which essentially excludes costume and luxury jewelry categories. The vast majority of Signet’s sales (95%) are in this range of price points. This subset of the total US jewelry market is $41.2 billion or over half the total US market. In pursuit of this strategic pillar, we continuously review our US national store brands performance and have concluded that our customer population has several distinct shopping and purchasing characteristics or customer identities. Consequently, we attempt to maximize our share of the mid-market by differentiating customers based on attitudes and behaviors, versus demographic information. This approach to customer segmentation results in distinct customer identities:

•	The “Sentimentalist” - a seeker of high-quality, timeless jewelry which invokes sentimental value.

•	The “Gifter” - a customer that is not highly knowledgeable of jewelry but purchases for others.

•	The “Influencer” - a customer that uses jewelry to show status and is knowledgeable of brands. The Influencer is a customer focused on both self-purchase and gifting.

•	The “Stylish Shopper” - a customer that wears jewelry often and considers it an essential aspect of fashion.

•	The “Practical Shopper” - a customer that focuses on inexpensive, everyday jewelry.
Although each of our US national store brand customers share many of these five customer traits, each store brand attracts a heavier weighting of certain types of customers. This customer segmentation approach empowers Signet to define our highest-priority growth opportunities within the mid-market (i.e., where Signet will play), to differentiate and optimize our store brands, including guest experience, merchandise brands and marketing.
Our brand discussion included within Item 1 includes alignment of these customer identities with our US national store brands.
Being the best in bridal is an ongoing journey, not a destination. In jewelry, bridal represents the closest thing to a necessity for our customers. We continuously look to develop differentiated bridal jewelry products, increasing targeted marketing programs, delivering the best guest experience by our sales associates, advancing vertical integration in our supply chain and offering credit financing. Our omni-channel approach to educating, selling and serving of customers is uniquely important in jewelry retail because the purchase of jewelry is personal, intimate and typically viewed as an important experience. The internet often represents the first interaction a customer or prospective guest will have with us when a jewelry-buying occasion arises. As trust is the most important factor in why people buy jewelry where they do, customers overwhelmingly complete their purchases in our stores with our trusted knowledgeable sales associates. Enhancing our digital eco-system and simplifying and accelerating our guest’s engagement with our brands is a crucial step of our omni-channel approach. Expanding our geographic footprint is expected to enable cross-collaboration among and between our domestic and international teams and further growth and diversification of our real estate portfolio. In order to truly accomplish our core mission of helping our guests “Celebrate Life and Express Love,” we must have people with high capability and passion. We will continue our efforts to attract, develop and retain the best and the brightest individuals in the jewelry and watch industry.
The expression of romance and appreciation through bridal jewelry and gift giving are very important to our guests, as is self-reward. Guests associate Signet’s brands with high quality jewelry and an outstanding guest experience. As a result, the training of sales associates to understand the guests’ requirements, communicate the value of the merchandise selected and ensure guest needs are met remains a high priority. Signet increases the attraction of its store brands to guests through the use of branded differentiated and exclusive merchandise, while offering a compelling value proposition in more basic ranges. Signet accomplishes this by utilizing its supply chain and merchandising expertise, scale and balance sheet strength. The Company intends to further develop national television advertising, digital media and customer relationship marketing, which it believes are the most effective and cost efficient forms of marketing available to grow its market share. Management follows the operating principles of excellence in execution, testing before investing, continuous improvement and disciplined investment in all aspects of the business.
Competition
Jewelry retailing is highly fragmented and competitive. We compete against other specialty jewelers as well as other retailers that sell jewelry, including department stores, mass merchandisers, discount stores, apparel and accessory fashion stores, brand retailers, shopping clubs, home shopping television channels, direct home sellers, and online retailers and auction sites. The jewelry category competes for customers’ share-of-wallet with other consumer sectors such as electronics, clothing and furniture, as well as travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving.
Signet’s competitive strengths include: strong store brands, outstanding guest experience, branded differentiated and exclusive merchandise, sector-leading advertising, diversified real estate portfolio, supply chain leadership, customer finance programs, and financial strength and flexibility.
Operational Strategy
In setting financial objectives for Fiscal 2017, consideration was given to several factors including the Zale integration, Signet’s Vision 2020 strategy and the economic environments in which the Company does business. The economies of the US, Canada and UK have improved slightly over the past year due to relatively low unemployment, inflation, interest rates and energy prices, offset by higher food and health care costs and higher consumer savings. Certain sectors of the U.S. and Canadian economies have declined during Fiscal 2016, including the Oil & Gas industry. We believe this decline has had a disproportionate impact within our Zale Jewelry segment due to the concentration of retail locations within affected regions such as Edmonton, Calgary, the “Dakota’s” region (Southern Saskatoon, North Dakota and Western Colorado), West Texas, and the Houston region.
Signet will execute on its strategic priorities and continue to make strategic investments for the future. The cost of diamonds, Signet’s most significant input cost, is currently expected to increase at low-to-mid single digit rates. Consumer credit is important for Signet. Signet takes a hybrid approach to credit by assuming the risk and reward of owning in-house accounts receivable for its Sterling Jewelers division while primarily using third party financing programs for its other divisions. Financing will continue to support sales growth and we expect the receivables portfolio to grow and perform strongly. Signet intends to improve results through realization of synergies associated with the Zale Acquisition and other initiatives around merchandising, real estate optimization, channel expansion and cost control.

Signet’s goal in Fiscal 2017 is to deliver strong results building on our recent performance, while making strategic investments necessary for future growth. Financial objectives for the business in Fiscal 2017 are to position the Company for long-term growth by:

•	Expanding our gross margin rate through higher sales and realization of synergies.

•
Leveraging our selling, general and administrative expense to sales ratio, by executing effective multi-channel marketing programs, through implementing organizational design efficiencies and workforce management.

•	Gaining profitable market share through brand differentiation and market segmentation, product cost control and asset management.

•
Advancing our integration activities of Zale, including continued realization of cost and operating synergies. Signet anticipates realizing $225 million to $250 million in cumulative 3-year synergies through January 2018. Approximately 70% of that cumulative goal is expected to be realized by the end of Fiscal 2017.

•	Investing $315 to $365 million of capital in new stores, store remodels, enhancing information technology infrastructure to drive future growth and expanding our Akron-based store support center.
Signet has the opportunity to take advantage of its competitive position as one of the world’s largest and most profitable jewelry retailers. Signet’s ability to deliver sales growth allows the business to strengthen relationships with suppliers, facilitate the ability to develop further branded differentiated and exclusive merchandise, improve the efficiency of its supply chain, support marketing investments and improve operating margins. Signet’s financial flexibility and access to capital markets allow it to take advantage of investment opportunities, including space growth and strategic developments that meet investment criteria.
Capital Strategy
The Company expects to maintain a strong balance sheet that provides the flexibility to execute its strategic priorities, invest in its business, and then return excess cash to shareholders while ensuring adequate liquidity. Signet is committed to maintaining its investment grade rating because long-term, it intends to pursue value-enhancing strategic growth initiatives. Among the key tenets of Signet’s capital strategy:

•	Achieve adjusted debt1/ adjusted EBITDAR[1] (“adjusted leverage ratio”) of 3.5x or below. This would allow the Company to utilize available sources of debt in Fiscal 2017 and beyond.

•	Distribute 70% to 80% of annual free cash flow[1] in the form of stock repurchases or dividends assuming no other strategic uses of capital.

•	Consistently increase the dividend annually assuming no other strategic uses of capital.
The Company has a remaining share repurchase authorization as of the end of Fiscal 2016 of $135.6 million. In February 2016, the Company’s Board of Directors authorized an additional $750 million of share repurchases to be executed in a manner that aligns with leverage and free cash flow targets.

[1]
Adjusted debt, Adjusted EBITDAR, and free cash flow are non-GAAP measures. Signet believes they are useful measures to provide insight into how the Company intends to use capital. See Item 6 for reconciliation.

BACKGROUND
Operating segments
The business is managed as five reportable segments: the Sterling Jewelers division (60.9% of sales and 102.1% of operating income), the Zale division, which is comprised of the Zale Jewelry segment (23.9% of sales and 6.3% of operating income) and the Piercing Pagoda segment (3.7% of sales and 1.1% of operating income) and the UK Jewelry division (11.3% of sales and 8.7% of operating income). All divisions are managed by an executive committee, which is chaired by Signet’s Chief Executive Officer, who reports to the Board of Directors of Signet (the “Board”). The executive committee is responsible for operating decisions within parameters established by the Board. Additionally, as a result of the acquisition of a diamond polishing factory in Gaborone, Botswana in Fiscal 2014, management established a separate reportable segment (“Other”) (0.2% of sales and (18.2)% of operating income). Other consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative function. See Note 4 of Item 8 for additional information regarding the Company’s segments.
Trademarks and trade names
Signet is not dependent on any material patents or licenses in any of its divisions. Signet has several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these registered trademarks and trade names include the following:

•
Kay Jewelers®; Kay Jewelers Outlet®; Jared The Galleria Of Jewelry®; Jared VaultTM; Jared Jewelry BoutiqueTM; JB Robinson® Jewelers; Marks & Morgan Jewelers®; Every kiss begins with Kay®; He went to Jared®; Celebrate Life. Express Love.®; the Leo® Diamond; Hearts Desire®; Artistry Diamonds®; Charmed Memories®; Diamonds in Rhythm®; Open Hearts by Jane Seymour®; Radiant Reflections®; Colors in Rhythm®; Chosen by JaredTM; Now and Forever®; and Ever UsTM.

•
Zales®; Zales JewelersTM; Zales the Diamond Store®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers®; Peoples the Diamond Store®; Peoples Outlet the Diamond Store®; Mappins®; Piercing Pagoda®; Arctic Brilliance Canadian Diamonds®; Candy Colored Jewelry®; Celebration Diamond®; The Celebration Diamond Collection®; Unstoppable Love®; and Endless Brilliance®.

•	H.Samuel; Ernest Jones; Ernest Jones Outlet Collection; Leslie Davis; and Forever Diamonds.
Store locations
Signet operates retail jewelry stores in a variety of real estate formats including mall-based, free-standing, strip center and outlet store locations. As of January 30, 2016, Signet operated 3,625 stores and kiosks across 5.0 million square feet of retail space. This represented an increase of 1.3% and 3.3% in locations and retail space, respectively, due to new store growth. During Fiscal 2016, Signet opened 108 stores and closed 62 stores. Store locations by country and territory, as of January 30, 2016, are as follows:

	Sterling Jewelers division				Zale division						UK Jewelry division			Signet
	Kay	Jared	Regional brands	Total	Zales	Peoples	Regional brands	Total Zale Jewelry	Piercing Pagoda	Total	H.Samuel	Ernest Jones	Total	Total stores
US	1,129	270	141	1,540	720	—	58	778	591	1,369	—	—	—	2,909
Canada	—	—	—	—	—	145	43	188	—	188	—	—	—	188
Puerto Rico	—	—	—	—	10	—	1	11	14	25	—	—	—	25
United Kingdom	—	—	—	—	—	—	—	—	—	—	279	195	474	474
Republic of Ireland	—	—	—	—	—	—	—	—	—	—	20	6	26	26
Channel Islands	—	—	—	—	—	—	—	—	—	—	2	1	3	3
Total	1,129	270	141	1,540	730	145	102	977	605	1,582	301	202	503	3,625

Store locations by US state, Canadian province and Puerto Rico, as of January 30, 2016, are as follows:

	Sterling Jewelers division				Zale division						Signet
	Kay	Jared	Regional brands	Total	Zales	Peoples	Regional brands	Total Zale Jewelry	Piercing Pagoda	Total	Total Stores
Alabama	23	2	4	29	12	—	—	12	2	14	43
Alaska	3	—	1	4	2	—	—	2	—	2	6
Arizona	19	9	1	29	15	—	—	15	12	27	56
Arkansas	8	1	—	9	10	—	4	14	—	14	23
California	79	18	3	100	59	—	—	59	34	93	193
Colorado	16	6	2	24	16	—	—	16	4	20	44
Connecticut	13	2	2	17	9	—	—	9	14	23	40
Delaware	4	2	—	6	4	—	2	6	6	12	18
Florida	81	23	9	113	56	—	5	61	70	131	244
Georgia	48	13	4	65	19	—	—	19	8	27	92
Hawaii	7	—	—	7	7	—	—	7	—	7	14
Idaho	4	1	—	5	1	—	—	1	—	1	6
Illinois	44	12	5	61	26	—	—	26	21	47	108
Indiana	26	6	7	39	12	—	—	12	11	23	62
Iowa	15	1	1	17	6	—	—	6	4	10	27
Kansas	9	2	—	11	7	—	—	7	4	11	22
Kentucky	19	3	6	28	8	—	—	8	7	15	43
Louisiana	16	3	1	20	16	—	8	24	—	24	44
Maine	6	1	1	8	1	—	—	1	2	3	11
Maryland	30	9	7	46	14	—	—	14	22	36	82
Massachusetts	24	5	3	32	10	—	—	10	26	36	68
Michigan	39	9	8	56	21	—	—	21	10	31	87
Minnesota	17	5	3	25	9	—	—	9	8	17	42
Mississippi	13	—	—	13	8	—	—	8	—	8	21
Missouri	18	5	—	23	12	—	1	13	6	19	42
Montana	3	—	—	3	1	—	—	1	—	1	4
Nebraska	7	—	—	7	3	—	—	3	1	4	11
Nevada	11	3	1	15	6	—	2	8	5	13	28
New Hampshire	11	4	2	17	6	—	—	6	8	14	31
New Jersey	31	7	—	38	20	—	—	20	31	51	89
New Mexico	5	1	—	6	9	—	4	13	4	17	23
New York	65	9	4	78	40	—	—	40	65	105	183
North Carolina	42	12	1	55	18	—	1	19	19	38	93
North Dakota	4	—	—	4	4	—	—	4	—	4	8
Ohio	57	17	27	101	13	—	—	13	23	36	137
Oklahoma	8	2	—	10	10	—	5	15	—	15	25
Oregon	15	3	1	19	5	—	—	5	4	9	28
Pennsylvania	61	11	7	79	36	—	1	37	62	99	178
Rhode Island	3	1	—	4	1	—	—	1	3	4	8
South Carolina	25	4	2	31	9	—	—	9	6	15	46
South Dakota	2	—	—	2	3	—	—	3	1	4	6
Tennessee	25	8	4	37	17	—	1	18	3	21	58

Texas	71	30	—	101	97	—	24	121	21	142	243
Utah	10	3	—	13	3	—	—	3	3	6	19
Vermont	2	—	—	2	1	—	—	1	1	2	4
Virginia	39	10	7	56	27	—	—	27	26	53	109
Washington	19	3	7	29	14	—	—	14	10	24	53
West Virginia	10	—	6	16	6	—	—	6	11	17	33
Wisconsin	20	4	4	28	8	—	—	8	13	21	49
Wyoming	2	—	—	2	3	—	—	3	—	3	5
US	1,129	270	141	1,540	720	—	58	778	591	1,369	2,909

Alberta	—	—	—	—	—	24	8	32	—	32	32
British Columbia	—	—	—	—	—	23	4	27	—	27	27
Manitoba	—	—	—	—	—	5	1	6	—	6	6
New Brunswick	—	—	—	—	—	4	—	4	—	4	4
Newfoundland	—	—	—	—	—	2	—	2	—	2	2
Nova Scotia	—	—	—	—	—	8	2	10	—	10	10
Ontario	—	—	—	—	—	68	27	95	—	95	95
Prince Edward Island	—	—	—	—	—	2	1	3	—	3	3
Saskatchewan	—	—	—	—	—	9	—	9	—	9	9
Canada	—	—	—	—	—	145	43	188	—	188	188

Puerto Rico	—	—	—	—	10	—	1	11	14	25	25

Total North America	1,129	270	141	1,540	730	145	102	977	605	1,582	3,122
Guest experience
The guest experience is an essential element in the success of our business and Signet strives to continually improve the quality of the guest experience. Therefore the ability to recruit, develop and retain qualified sales associates is an important element in enhancing guest satisfaction. We have in place comprehensive recruitment, training, and incentive programs. We use employee and guest satisfaction metrics to monitor and improve performance, as well as conducting an annual flagship training conference ahead of the holiday season.
Digital ecosystem
As a specialty jeweler, Signet’s business differs from many other retailers such that a purchase of merchandise from any of Signet’s stores is personal, intimate and typically viewed as an important experience. Due to this dynamic, guests often invest time on Signet websites and social media to experience the merchandise assortments prior to visiting brick-and-mortar stores to execute a purchase transaction. At times, particularly related to high value transactions, guests will supplement their online experience with an in-store visit prior to finalizing a fashion or gift-giving decision. Distinguishing whether the Company’s performance is driven by the initial exposure to the on-line assortment versus the merchandising and experience with in-store professionals is not a primary focus of management, as electronic efforts are a support channel for all store brands.
Through Signet’s websites, we educate our customers and provide guests with a source of information on products and brands, merchandise available, as well as the ability to buy online. Our websites are integrated with each division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the guest. Our websites make an important and growing contribution to the guest experience, as well as to each division’s marketing programs. In recent years, significant investments and initiatives have been completed to drive sales growth. These investments include:

•	Optimization of brand websites for both desktop and mobile devices with improved functionality in product search and navigation;

•	Increased merchandise assortment;

•	Investments in social media, including Facebook, Instagram and Twitter, as well as a YouTube channel; and

•	Improvements in store broadband to enhance in-store eCommerce sales.
Signet’s supplier relationships allow it to display suppliers’ inventories on the brand websites for sale to guests without holding the items in its inventory until the products are ordered by guests, which are referred to as “virtual inventory.” Virtual inventory expands the choice of merchandise available to guests both online and in-store.

Raw materials
The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a much lesser extent, other precious and semi-precious metals and stones. Diamonds account for about 45%, and gold about 14%, of Signet’s cost of merchandise sold, respectively.
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
Rough diamonds
Signet continues to take steps to advance its vertical integration, which includes rough diamond sourcing and manufacturing. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for guests of all divisions while achieving further efficiencies in the supply chain. In Fiscal 2014, Signet acquired a diamond polishing factory in Gaborone, Botswana and established a diamond buying office in India. In Fiscal 2015, Signet was appointed a sightholder by DeBeers, which further increased Signet’s supply of rough diamonds. As of Fiscal 2016, Signet has contracted allocations of rough diamonds with Rio Tinto, DeBeers and Alrosa. These developments in Signet’s long-term diamond sourcing capabilities allow Signet to buy rough diamonds directly from the miners and then have the stones marked, cut and polished in its own polishing facility. Any stones deemed unsuitable for Signet’s needs are sold to third parties with the objective of recovering the original cost of the stones. Signet’s sourcing initiative is primarily focused on supplying the diamond needs of the Sterling Jewelers division and has since been expanded to include all Signet divisions.
Merchandising and purchasing
Management believes that a competitive strength is our industry-leading merchandising. Merchandise selection, innovation, availability and value are all critical success factors for its business. The range of merchandise offered and the high level of inventory availability are supported centrally by extensive and continuous research and testing. Signet established a jewelry design center in New York which evaluates global design trends, innovates, and helps our merchant teams develop new jewelry collections that resonate with guests. An example of the design center’s work was the launch of the Ever Us collection.
Ever Us was the biggest product introduction in our history. It is an example of Signet creating a trend in the jewelry industry which is a unique advantage that we possess as the largest diamond retailer in the world. Led by our New York-based design office, we identified a need in the jewelry industry through market research and developed the Ever Us collection which continues to be consistently marketed and tagged with each of our national store banners. The two-stone diamond ring, positioned to be for one’s “best friend and true love,” serves a variety of gift-giving occasions in the lives of couples. Launched in October 2015, Ever Us was purchased for anniversaries, birthdays, special mother-daughter events, and even engagement in some cases.

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
The scale and information systems available to management and the gradual evolution of jewelry fashion trends allow for the careful testing of new merchandise in a range of representative stores. This enables management to make more informed investment decisions about which merchandise to select, thereby increasing Signet’s ability to satisfy guests’ requirements while reducing the likelihood of having to discount merchandise.

Merchandise mix
Details of merchandise mix (excluding repairs, warranty and other miscellaneous sales) are shown below:

	Sterling Jewelers division	Zale division	UK Jewelry division		Total Signet
Fiscal 2016
Diamonds and diamond jewelry	77%	61%	34%		65%
Gold and silver jewelry, including charm bracelets	9%	27%	16%		9%
Other jewelry	8%	9%	18%	(1)	17%
Watches	6%	3%	32%		9%
	100%	100%	100%		100%
Fiscal 2015
Diamonds and diamond jewelry	76%	61%	31%		63%
Gold and silver jewelry, including charm bracelets	10%	26%	19%		14%
Other jewelry	8%	9%	17%	(1)	11%
Watches	6%	4%	33%		12%
	100%	100%	100%		100%
Fiscal 2014
Diamonds and diamond jewelry	75%	n/a	30%		64%
Gold and silver jewelry, including charm bracelets	11%	n/a	19%		15%
Other jewelry	8%	n/a	18%	(1)	8%
Watches	6%	n/a	33%		13%
	100%	n/a	100%		100%
(1)     UK Jewelry division’s other jewelry sales include gift category sales.
n/a    Not applicable as Zale division was acquired on May 29, 2014.
The bridal category, which includes engagement, wedding and anniversary purchases, is predominantly diamond jewelry. The bridal category experiences stable demand, but is still dependent on the economic environment as guests can trade up or down price points depending on their available budget. In Fiscal 2016, bridal growth was driven primarily by the branded bridal portfolio and bridal represented approximately 50% of Signet’s total merchandise sales. Customer financing is an important element in enabling Signet’s bridal business.
Gift giving is particularly important during the Holiday Season, Valentine’s Day and Mother’s Day. In Fiscal 2016, Signet had several successful fashion jewelry collections including Ever UsTM, Diamonds in Rhythm® and Unstoppable Love® (not all collections are sold in every store brand).
A further categorization of merchandise is non-branded merchandise, third party branded, as well as branded differentiated and exclusive. Non-branded merchandise includes items and styles such as bracelets, gold necklaces, solitaire diamond rings, and diamond stud earrings. Third party branded merchandise includes mostly watches, but also includes ranges of charm bracelets. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available in other jewelry retailers.
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
Branded differentiated and exclusive merchandise offered in our various store brands includes:

•	Artistry Diamonds®, genuine diamonds in an ultimate palette of colors;

•	Celebration Diamond® Collection, diamond jewelry that has been expertly cut to maximize its brilliance and beauty;

•	Charmed Memories®, a create your own charm bracelet collection;

•	Diamonds in Rhythm®, diamonds set at a precise angle to allow for continuous movement of the center diamond and amazing effect;

•	Ever UsTM, a collection of two stone rings, with one diamond for your best friend, one diamond for your true love;

•	Jared Vivid® Diamonds, the brilliance of diamonds combined with the vitality of color;

•	Le Vian®exclusive collections of jewelry, famed for its handcrafted unique designs and colors;

•	Leo Diamond® collection, the first diamond to be independently and individually certified to be visibly brighter;

•	Lois Hill®, reaches back through the centuries and across the globe to create her collection of jewelry;

•	Miracle Links®, a collection designed with interlinking circles to symbolize the unique connection between a mother and her child;

•	Neil Lane Bridal®, a vintage-inspired bridal collection by the celebrated jewelry designer Neil Lane;

•	Neil Lane Designs®, hand-crafted diamond rings, earrings and necklaces inspired by Hollywood’s glamorous past;

•	Open Hearts by Jane Seymour®, a collection of jewelry designed by the actress and artist Jane Seymour;

•	Tolkowsky®, an ideal cut diamond “Invented by Tolkowsky, Perfected by Tolkowsky”®;

•	Unstoppable Love®, features shimmering diamonds in movable settings that sparkle with every turn;

•	Vera Wang LOVE® collection, bridal jewelry designed by the most recognizable name in the wedding business, Vera Wang.
Merchandise held on consignment
Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and obsolescence, and provides the flexibility to return non-performing merchandise. Primarily all of Signet’s consignment inventory is held in the US.
Suppliers
In Fiscal 2016, the five largest suppliers collectively accounted for 16.5% of total purchases, with the largest supplier comprising 3.9%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.
Marketing and advertising
Customers’ confidence in our retail brands, store brand name recognition and advertising of branded differentiated and exclusive ranges are important factors in determining buying decisions in the jewelry industry where the majority of merchandise is unbranded. Therefore, Signet continues to strengthen and promote its store brands and merchandise brands by delivering superior customer service and building brand name recognition. The marketing channels used include television, digital media (desktop, mobile and social), radio, print, catalog, direct mail, point of sale signage and in-store displays, as well as coupon books and outdoor signage for the Outlet channels, leading to an omni-channel approach.
While marketing activities are undertaken throughout the year, the level of activity is concentrated at periods when guests are expected to be most receptive to marketing messages, which is ahead of Christmas Day, Valentine’s Day and Mother’s Day. Recent efforts focused in the Fall season with a focus on bridal marketing (“Engagement Season”) have been successful and an increased level of sales activity has been generated during this period of the year. A significant majority of the expenditure is spent on national television advertising, which is used to promote the store brands. Within such advertisements, Signet also promotes certain merchandise ranges, in particular its branded differentiated and exclusive merchandise and other branded products. Statistical and technology-based systems are employed to support customer relationship marketing programs that use a proprietary database to build guest loyalty and strengthen the relationship with guests through mail, telephone, email and social media communications. The programs target current guests with special savings and merchandise offers during key sales periods. Our targeted marketing efforts are aligned with our customer segmentation approach which, as discussed previously, differentiates our brands by focusing on customer attitudes and behaviors, rather than demographic information. In addition, invitations to special in-store promotional events are extended throughout the year.

Details of gross advertising, advertising before vendor contributions, by division is shown below:

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Gross advertising spending	as a % of divisional sales	Gross advertising spending	as a % of divisional sales	Gross advertising spending	as a % of divisional sales
	(in millions)		(in millions)		(in millions)
Sterling Jewelers division	$261.2	6.5%	$246.6	6.6%	$233.6	6.6%
Zale division	98.7	5.4%	64.6	5.3%	n/a	n/a
UK Jewelry division	24.3	3.3%	21.8	2.9%	20.2	3.0%
Signet	$384.2	5.9%	$333.0	5.8%	$253.8	6.0%
n/a Not applicable as Zale division was acquired on May 29, 2014.
Customer finance
In our North American markets, we sell our products for cash and for payment through major credit cards and third-party financing like PayPal. In addition, we offer our customers financing through proprietary credit programs that are provided either in-house or through outsourced relationships with selected major lenders.
Our consumer credit programs are an integral part of our business and enable incremental sales as well as building customer loyalty. We also generate revenues from finance charges and other fees on these credit programs. In addition, we save on interchange fees that Signet would incur if our customers used major credit cards only.
Real estate
Management has specific operating and financial criteria that have to be satisfied before investing in new stores or renewing leases on existing stores. Substantially all the stores operated by Signet are leased. In Fiscal 2016, global net store space increased 3.3% as a result of new store growth. The greatest opportunity for new stores is in locations outside traditional covered malls.
Recent investment in the store portfolio is set out below:

(in millions)	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2016
New store capital investment	$48.3	$12.1	$3.3	$63.7
Remodels and other store capital investment	50.6	25.0	16.3	91.9
Total store capital investment	$98.9	$37.1	$19.6	$155.6

Fiscal 2015
New store capital investment	$52.6	4.4	$2.4	$59.4
Remodels and other store capital investment	52.6	15.1	11.3	79.0
Total store capital investment	$105.2	$19.5	$13.7	$138.4

Fiscal 2014
New store capital investment	$54.0	n/a	$1.5	$55.5
Remodels and other store capital investment	46.3	n/a	10.3	56.6
Total store capital investment	$100.3	n/a	$11.8	$112.1
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

Employees
In Fiscal 2016, the average number of full-time equivalent persons employed was 29,057. In addition, Signet usually employs a limited number of temporary employees during its fourth quarter. None of Signet’s employees in the UK and less than 1% of Signet’s employees in the US and Canada are covered by collective bargaining agreements. Signet considers its relationship with its employees to be excellent.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Average number of employees:(1)
Sterling Jewelers	16,140	16,147	14,829
Zale(2)	9,309	9,241	n/a
UK Jewelry	3,370	3,292	3,104
Other(3)	238	269	246
Total	29,057	28,949	18,179

(1)	Full-time equivalents (“FTEs”).

(2)	Includes 1,585 FTEs employed in Canada.

(3)	Includes corporate employees and employees employed at the diamond polishing plant located in Botswana.
n/a    Not applicable as Zale division was acquired on May 29, 2014.
Regulation
Signet is required to comply with numerous laws and regulations covering areas such as consumer protection, consumer privacy, data protection, consumer credit, consumer credit insurance, health and safety, waste disposal, supply chain integrity, truth in advertising and employment. Management monitors changes in these laws to endeavor to comply with applicable requirements.
Markets
Signet operates in the US, Canada and UK markets.
In 2015, we concluded a market and customer segmentation study in the US and validated that Signet’s long-term growth opportunities should be directed to the mid-market. Instead of basing our view on the household income of consumers, we refined our mid-market thinking according to the value of the products they buy. From that perspective, mid-market jewelry represents products in the $100 to $10,000 range — essentially excluding costume and luxury. Ninety-five percent of Signet’s merchandise sales land within that range. In total, the mid-market in the US, which is a subset of the total US jewelry industry that excludes costume jewelry and luxury jewelry, is approximately $41 billion. Signet sees the mid-market of the industry as its core market.
US
According to the US Bureau of Economic Analysis and Census Bureau, the total jewelry and watch market was approximately $75 billion at the end of 2015, up approximately 2% from the prior year. This implies a Signet jewelry market share of more than 7%. Since 2000, the industry average annual growth rate is 3.2%. Nearly 85% of the market is represented by jewelry with the balance being watches. There were nearly 21,000 jewelry stores in the country, down approximately 1% from the prior year.
Canada
The jewelry market in Canada, according to Euromonitor, has grown steadily over the past five years, rising to an estimated C$7.2 billion in 2014, the latest data available to Signet. This represents a compound annual growth rate of 4.6%. Euromonitor estimates that 2014 was up 3% in dollars and 2% in units.
UK
In the UK, the jewelry and watch market stands at about £4.1 billion, according to Mintel. That market saw a recovery in 2015 with growth of 1.2%. Self-purchasing among young women and gifting among men represent the largest parts of the precious jewelry market. The growth represents a slight slowdown from that achieved in 2014 due to a shift towards lighter-weight pieces and a decrease in average selling prices.

STERLING JEWELERS DIVISION
Sterling Jewelers store brand reviews
Store activity by brand

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Kay	42	58	63
Jared	18	17	13
Regional brands	—	—	35	(1)
Total stores opened or acquired during the year	60	75	111

Kay	(7)	(20)	(22)
Jared	(1)	—	—
Regional brands	(16)	(22)	(61)	(1)
Total stores closed during the year	(24)	(42)	(83)

Kay	—	1	65
Jared	—	33	—
Regional brands	—	(34)	(65)
Total logo conversions	—	—	—

Kay	1,129	1,094	1,055
Jared	270	253	203
Regional brands	141	157	213
Total stores open at the end of the year	1,540	1,504	1,471

Kay	$2.178	$2.112	$2.033
Jared(2)	$4.650	$4.794	$5.299
Regional brands	$1.333	$1.318	$1.243
Average sales per store (millions)(3)	$2.518	$2.467	$2.361

Kay	1,697	1,597	1,489
Jared	1,153	1,089	983
Regional brands	175	196	276
Total net selling square feet (thousands)	3,025	2,882	2,748

Increase in net store selling space	5.0%	4.9%	4.8%
(1)     Includes the remaining 30 Ultra stores not converted to the Kay brand in Fiscal 2014.
(2)     Includes sales from all Jared store formats, including the smaller square footage and lower average sales per store concepts of Jared 4.0, Jared Jewelry Boutique and Jared Vault.
(3)     Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.

Sales data by brand

		Change from previous year
Fiscal 2016	Sales (millions)	Total sales	Same store sales
Kay	$2,530.3	7.8%	5.7%
Jared	1,252.9	5.0%	0.6%
Regional brands	205.5	(8.7)%	(1.2)%
Sterling Jewelers	$3,988.7	5.9%	3.7%
Kay Jewelers
Kay accounted for 39% of Signet’s sales in Fiscal 2016 (Fiscal 2015: 41%) and operated 1,129 stores in 50 states as of January 30, 2016 (January 31, 2015: 1,094 stores). Since 2004, Kay has been the largest specialty retail jewelry store brand in the US based on sales, and has subsequently increased its leadership position. Like the rest of our store banners, Kay targets a mid-market jewelry customer. But where Kay differs is that it particularly targets a customer, we identify as a “gifter,” who knows they need to buy jewelry but does not enjoy shopping and needs help to get it done right.
Details of Kay’s performance over the last three years is shown below:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sales (millions)	$2,530.3	$2,346.2	$2,157.8
Average sales per store (millions)	$2.178	$2.112	$2.033
Stores at year end	1,129	1,094	1,055
Total net selling square feet (thousands)	1,697	1,597	1,489
Kay mall stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space, whereas Kay off-mall stores typically occupy about 2,200 square feet and have approximately 1,800 square feet of selling space. Kay operates in malls and off-mall stores. Off-mall stores primarily are located in outlet malls and power centers. Management believes off-mall expansion is supported by the willingness of guests to shop for jewelry at a variety of real estate locations and that increased diversification is important for growth as increasing the store count further leverages the strong Kay brand, marketing support and the central overhead.
The following table summarizes the current composition of stores as of January 30, 2016 and net openings (closures) in the past three years:

	Stores at	Net openings (closures)
	January 30, 2016	Fiscal 2016	Fiscal 2015	Fiscal 2014
Mall	755	6	2	5
Off-mall and outlet	374	29	37	101
Total	1,129	35	39	106
Jared The Galleria Of Jewelry
With 270 stores in 40 states as of January 30, 2016 (January 31, 2015: 253 stores), Jared is a leading off-mall destination specialty retail jewelry store chain, based on sales. Jared accounted for 19% of Signet’s sales in Fiscal 2016 (Fiscal 2015: 21%). The first Jared store was opened in 1993, and since its roll-out began in 1998, it has grown to become the fourth largest US specialty retail jewelry brand by sales. Like the rest of our store banners, Jared targets a mid-market jewelry customer. But where Jared differs is that it particularly targets a customer, we identify as a “sentimentalist,” who enjoys shopping for jewelry and cares very much about the details of the product and shopping process.
Details of Jared’s performance over the last three years is shown below:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sales (millions)	$1,252.9	$1,188.8	$1,064.7
Average sales per store (millions)(1)(2)	$4.650	$4.794	$5.299
Stores at year end	270	253	203
Total net selling square feet (thousands)	1,153	1,089	983
(1)     In Fiscal 2016 and Fiscal 2015, average sales per store reflect the impact of Jared outlet and mall store concepts.
(2)     Includes sales from all Jared store formats, including the smaller square footage and lower average sales per store concepts of Jared 4.0, Jared Jewelry Boutique and Jared Vault.

Jared offers superior guest service and enhanced selection of merchandise. Every Jared store has an on-site design and service center where most repairs are completed within the same day. Each store also has at least one diamond salon, a children’s play area, and complimentary refreshments.
The typical Jared store has about 4,800 square feet of selling space and approximately 6,000 square feet of total space. Jared locations are normally free-standing sites with high visibility and traffic flow, positioned close to major roads within shopping developments. Jared stores usually operate in retail centers that contain strong retail co-tenants, including big box, destination stores and some smaller specialty units.
Jared also operates Jared Jewelry Boutiques within malls. These mall stores have a smaller footprint than standard Jared locations and generally less than 2,000 square feet of selling space. In addition, a similar off-mall concept known as Jared 4.0 is being tested currently, which allows for more store openings in smaller markets, expands the Jared brand and increases the return on Jared advertising investment. Finally, Jared operates an outlet-mall concept known as Jared Vault. These stores, converted from a previous outlet store acquisition, are smaller than off-mall Jareds and offer a mix of identical products as Jared as well as different, outlet-specific products at lower prices.
The following table summarizes the current composition of stores as of January 30, 2016 and net openings (closures) in the past three years:

	Stores at	Net openings (closures)
	January 30, 2016	Fiscal 2016	Fiscal 2015	Fiscal 2014
Mall	11	3	8	—
Off-mall and outlet	259	14	42	13
Total	270	17	50	13
Sterling Jewelers regional brands
The Sterling Jewelers division also operates mall stores under a variety of established regional nameplates. Regional brands in the Sterling Jewelers division accounted for 3% of Signet’s sales in Fiscal 2016 (Fiscal 2015: 4%) and as of January 30, 2016, include 141 regional brand stores in 31 states (January 31, 2015: 157 stores in 32 states). The leading brands include JB Robinson Jewelers, Marks & Morgan Jewelers and Belden Jewelers. Also included in the regional nameplates are Goodman Jewelers, LeRoy’s Jewelers, Osterman Jewelers, Rogers Jewelers, Shaw’s Jewelers and Weisfield Jewelers. The Company expects the number of regional brands locations to continue to decline through conversion to national store brands or through closure upon lease expiration.
Details of the regional brands’ performance over the last three years is shown below:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sales (millions)	$205.5	$230.0	$295.1
Average sales per store (millions)	$1.333	$1.318	$1.243
Stores at year end	141	157	213
Total net selling square feet (thousands)	175	196	276
Sterling Jewelers operating review
Other sales
Custom design services represent less than 5% of sales but provide higher than average profitability. Our custom jewelry initiative has a proprietary computer selling system and in-store design capabilities. Design & Service Centers, located in Jared stores, are staffed with skilled artisans who support the custom business generated by other Sterling Jewelers division stores, as well as the Jared stores in which they are located. The custom design and repair function has its own field management and training structure.
Repair services represent less than 5% of sales and approximately 30% of transactions and are an important opportunity to build customer loyalty. The Jared Design & Service Centers, open the same hours as the store, support other Sterling Jewelers and approximately 200 Zale division stores’ repair business.
The Sterling Jewelers division sells extended service plans covering lifetime repair service for jewelry and jewelry replacement plans. The lifetime repair service plans cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise. Jewelry replacement plans require the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged within a defined period in accordance with the plan agreement. Any repair work is performed in-house.

Consumer finance
General
Our in-house consumer financing program provides Signet with a competitive advantage through the enabling of incremental profitable sales that would not occur without a consumer financing program. Several factors inherent in the US jewelry business support the circumstances through which Signet is uniquely positioned to generate profitable incremental business through its consumer financing program. These factors include a high average transaction value; a significant population of customers seeking to finance merchandise primarily in the bridal category; and the minimum scale necessary to administer credit programs efficiently. In addition, our credit program provides other benefits to our business overall, including:

•	complementing our “Best in Bridal” strategy in that 50% of merchandise sales are bridal and 75% of Sterling Jewelers division bridal sales utilize our credit as form of tender;

•	retaining of control in establishing high levels of service in managing the accounts receivable portfolio;

•	providing a database of regular guests and spending habits; and

•	establishing collection policies designed to minimize risk and maximize future sales as opposed to a focus on maximizing earnings from outstanding balances.
The lifetime value of a customer obtained through the in-house credit program is estimated to be 3.5 times that of a customer not obtained through the in-house credit program. For our in-house credit program, as of January 30, 2016 and January 31, 2015, 52.7% and 50.5%, respectively, of balances due were from customers who were acquired as users of our credit program more than 12 months prior to their most recent purchase.
Our in-house consumer financing program has been centralized since 1990 and is fully integrated into the management of the Sterling Jewelers division. It is not a separate operating division nor does it report separate results. Investments are geared towards best in class technology, system support and strategy analytics with the objective of maximizing efficiency and effectiveness, resulting in continuous optimization of profitable sales enabled by the program. All assets and liabilities relating to consumer financing are shown on the balance sheet and there are no associated off-balance sheet arrangements. In addition to interest-bearing transactions that involve the use of in-house customer finance, a portion of credit sales are made using interest-free financing for one year, subject to certain conditions. In most US states, guests also are offered optional third-party credit insurance.
Underwriting
The majority of credit applications originate in one of our retail locations and are approved or denied automatically based on proprietary origination models. Origination and purchase authorization strategies are designed by a dedicated Risk Management team, which is separate and distinct from our retail sales organization ensuring that financing decisions are not influenced by sales driven objectives. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels. We have developed and refined proprietary statistical models that provide standardized credit decisions, and drive the optimization of credit limit assignment, down payment requirements and more significant debt service requirements as compared to general consumer lending standards. For certain credit applicants that may have past credit problems or lack credit history, we use stricter underwriting criteria. These additional requirements may include items such as verification of employment and minimum down payment levels. Part of our ability to control delinquency and net charge-offs is based on the level of required down payments, tailored credit limits and more significant debt service requirements as mentioned above. Underwriting risk tolerance has not been altered in the past 10 years. Several factors can influence portfolio risk outside of the initial origination and subsequent authorization decisions including macro-economic conditions, regulatory environment, operational system stability and strategy execution, store execution, and the ability of marketing and prospecting activities to attract a consistent risk weighed mix of new applicants to the receivable.
The scores of Fair Isaac Corporation (“FICO”), a widely-used financial metric for assessing a person’s credit rating are used to benchmark portfolio and origination risk over time. Ten to twenty point ranges tend to be grouped together to form tiers of risk and scores can range from a low of 0 to over 800. The following aggregate FICO metrics for the portfolio demonstrate the overall consistency of our financing strategy approach:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Balance weighted FICO score - New Additions	684	685	690
Balance weighted FICO score - Portfolio	662	663	665
Credit monitoring and collections
Our objective is to facilitate the sale of jewelry and to collect the outstanding credit balance as quickly as possible, minimizing risk and enabling the customer to make additional jewelry purchases using their credit facility. On average, our receivable portfolio turns every 9 months. We closely monitor the credit portfolio to identify delinquent accounts early, and dedicate resources to contacting customers concerning past due accounts when they are as few as 5 days in arrears. Collectors are focused on a quality customer experience using risk-based calling and strategic account segmentation.
The quality of our credit loan portfolio at any time reflects, among other factors: 1) the creditworthiness of our customers, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) a variety of variables that change over time such as the proportion of new versus seasoned accounts or changes in the relative growth rate in sales between our various retail brands or formats. Cash flows associated with the granting of credit to guests of the individual store are included in the projections used when considering store investment proposals.
Portfolio aging
Since inception of its in-house financing, Signet measures delinquency and establishes loss allowances using a form of the recency method. This form of the recency method relies upon qualifying payments determined by management to measure delinquency. In general, an account will not remain current unless a qualifying payment is received. A customer is aged to the next delinquency level if they fail to make a qualifying payment by their monthly aging. A customer’s account ages each month five days after their due date listed on their statement, allowing for a grace period before collection efforts begin. A qualifying payment can be no less than 75% of the scheduled payment, increasing with the delinquency level. If an account holder is two payments behind, then they must make a full minimum payment to return to current status. If an account holder is three payments behind, then they must make three full payments before returning to a current status. If an account holder is more than three payments behind, then the entire past due amount is required to return to a current status. Establishing qualifying payment methods in accounting for delinquencies is appropriate considering the high minimum payments that are required of customers. The weighted average minimum payment required as a percentage of the outstanding balance was 9% at year end fiscal 2016. The minimum payment does not decline as the balance declines. These two facts combined (higher scheduled payment requirement and no decline in payment requirement as balance decreases) allow Signet to collect on the receivable significantly faster than other retail/bank card accounts, which require a 3%-5% minimum payment, reducing risk and more quickly freeing up customer open to buy for additional purchases. Of all payments received in the fiscal year, 97% were equal to or greater than the scheduled monthly payment compared to 97% last year. While guests can make payments through online or mobile channels, via telephone or through the mail, 25% of payments are made in one of our retail locations.
See Note 1 of Item 8 for additional information regarding qualifying payments.
Allowances for uncollectible amounts are recorded as a charge to cost of goods sold in the income statement. The allowance is calculated using a model that analyzes factors such as delinquency rates and recovery rates. An allowance for amounts 90 days aged and under on a recency basis is established based on historical loss experience and payment performance information. A 100% allowance is made for any amount aged more than 90 days on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy. An account is 90 days aged on a recency basis when there has not been a qualifying payment made within 90 days of the billing date. The net bad debt expensed on the income statement is equal to the sum of the total change in the allowance for uncollectible accounts and the total amount of charged off balances less any recoveries for accounts previously charged off. The allowance calculation is reviewed by management to assess whether, based on economic events, additional analysis is required to appropriately estimate losses inherent in the portfolio.
We deem accounts to be uncollectible and charge off when the account is both more than 120 days aged on a recency basis and 240 days aged on a contractual basis at the end of a month. Over the last 12 months, we have recovered 18% of charged-off amounts through our collection activities and the sale of previously charged off accounts. We track our charge-offs both gross, before recoveries, and net, after recoveries.

Customer financing statistics(1)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Total sales (millions)	$3,988.7	$3,765.0	$3,517.6
Credit sales (millions)	$2,451.2	$2,277.1	$2,028.0
Credit sales as % of total Sterling Jewelers sales(2)	61.5%	60.5%	57.7%
Net bad debt expense (millions)(3)	$190.5	$160.0	$138.3
Opening receivables (millions)	$1,666.0	$1,453.8	$1,280.6
Closing receivables (millions)	$1,855.9	$1,666.0	$1,453.8
Number of active credit accounts at year end(4)	1,423,619	1,352,298	1,256,003
Average outstanding account balance at year end	$1,319	$1,245	$1,175
Average monthly collection rate	11.5%	11.9%	12.1%
Ending bad debt allowance as a % of ending accounts receivable(1)	7.0%	6.8%	6.7%
Net charge-offs as a % of average gross accounts receivable(1)(5)	9.9%	9.3%	9.4%
Non performing receivables as a % of ending accounts receivable(1)	4.0%	3.8%	3.7%

Credit portfolio impact:
Net bad debt expense (millions)(3)	$(190.5)	$(160.0)	$(138.3)
Late charge income (millions)	$33.9	$31.3	$29.4
Interest income from in-house customer finance programs (millions)(6)	$252.5	$217.9	$186.4
	$95.9	$89.2	$77.5
(1)    See Note 10 of Item 8 for additional information.
(2)    Including any deposits taken at the time of sale.
(3)    Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(4)    The number of active accounts is based on credit cycle end date closest to the fiscal year end date.
(5)    Net charge-offs calculated as gross charge-offs less recoveries. See Note 10 of Item 8 for additional information.
(6)    See Note 9 of Item 8. Primary component of other operating income, net, on the consolidated income statement.

ZALE DIVISION
The Zale division consists of two reportable segments: Zale Jewelry and Piercing Pagoda. Zale Jewelry operates jewelry stores located primarily in shopping malls throughout the US, Canada and Puerto Rico. Piercing Pagoda operates through mall-based kiosks throughout the US and Puerto Rico. In Fiscal 2016, approximately 9% of goods purchased in the Zale division were denominated in Canadian dollars.
On May 29, 2014, Signet acquired 100% of the outstanding shares of Zale Corporation and Zale Corporation became a wholly-owned consolidated subsidiary of Signet. As such, Fiscal 2016 reflects the first full year of results as Fiscal 2015 reflects only the results since the Acquisition.
Zale store brand reviews
Store activity by brand

	Fiscal 2016	Fiscal 2015
Zales	24	731
Peoples	2	146
Regional brands	—	139
Total Zale Jewelry	26	1,016
Piercing Pagoda	12	615
Total stores opened or acquired during the year	38	1,631

Zales	(10)	(15)
Peoples	(1)	(2)
Regional brands	(10)	(27)
Total Zale Jewelry	(21)	(44)
Piercing Pagoda	(12)	(10)
Total stores closed during the year	(33)	(54)

Zales	730	716
Peoples	145	144
Regional brands	102	112
Total Zale Jewelry	977	972
Piercing Pagoda	605	605
Total stores open at the end of the year	1,582	1,577

Zales	$1.467	$0.942	(2)
Peoples	$1.353	$1.096	(2)
Regional brands	$0.942	$0.682	(2)
Total Zale Jewelry	$1.394	$0.934	(2)
Piercing Pagoda	$0.376	$0.228	(2)
Average sales per store (millions)(1)	$1.003	$0.662	(2)

Zales	1,010	990
Peoples	193	192
Regional brands	112	125
Total Zale Jewelry	1,315	1,307
Piercing Pagoda	114	115
Total net selling square feet (thousands)	1,429	1,422

Increase in net store selling space	0.5%	n/a
(1)     Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.
(2)     Fiscal 2015 average sales per store calculated based on sales since date of the Acquisition.
Sales data by brand

Fiscal 2016	Sales (millions)	Same store sales
Zales	$1,241.0	5.5%
Peoples	214.8	3.4%
Regional brands	112.4	(5.7)%
Total Zale Jewelry	$1,568.2	4.3%
Piercing Pagoda	243.2	7.5%
Zale division(1)	$1,811.4	4.8%
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
Zales Jewelers, including Zales Outlet
Zales Jewelers operates primarily in shopping malls and offers a broad range of bridal, diamond solitaire and fashion jewelry. Zales Outlet operates in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers’ national marketing and brand recognition. Like the rest of our store banners, Zales targets a mid-market jewelry customer. But where Zales differs is that it particularly targets a customer, we identify as a “stylish shopper,” for whom trend and leading styles are very important.
Zales Jewelers and Zales Outlet are collectively referred to as “Zales.”
Zales accounted for 19% of Signet’s sales in Fiscal 2016 (Fiscal 2015: 14%) and operated a total of 730 stores, including 720 stores in the United States and 10 stores in Puerto Rico as of January 30, 2016 (January 31, 2015: 716 total stores). Zales is positioned as “The Diamond Store” given its emphasis on diamond jewelry, especially in bridal and fashion. The Zales brand complements its merchandise assortments with promotional strategies to increase sales during traditional gift-giving periods and throughout the year.
Details of Zales’ performance since the Acquisition in Fiscal 2015 is shown below:

	Fiscal 2016	Fiscal 2015
Sales (millions)	$1,241.0	$800.9
Average sales per store (millions)(1)	$1.467	$0.942
Stores at year end	730	716
Total net selling square feet (thousands)	1,010	990
(1)    Fiscal 2015 average sales per store calculated based on sales since date of the Acquisition.
Zales mall stores typically occupy about 1,700 square feet and have approximately 1,300 square feet of selling space, whereas Zales off-mall stores typically occupy about 2,400 square feet and have approximately 1,700 square feet of selling space.
The following table summarizes the current composition of stores as of January 30, 2016 and net openings (closures) since the Acquisition:

	Stores at	Net openings (closures)
	January 30, 2016	Fiscal 2016	Fiscal 2015
Mall	601	9	(6)
Off-mall and outlet	129	5	—
Total	730	14	(6)
Peoples Jewellers
Founded in 1919, Peoples Jewellers (“Peoples”) is Canada’s largest jewelry retailer, offering jewelry at affordable prices. Peoples accounted for 3% of Signet’s sales in Fiscal 2016 (Fiscal 2015: 3%) and operated 145 stores in Canada as of January 30, 2016 (January 31, 2015: 144 stores). Peoples is positioned as “Canada’s #1 Diamond Store” emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches.
Details of Peoples’ performance since the Acquisition in Fiscal 2015 is shown below:

	Fiscal 2016	Fiscal 2015
Sales (millions)	$214.8	$174.5
Average sales per store (millions)(1)	$1.353	$1.096
Stores at year end	145	144
Total net selling square feet (thousands)	193	192
(1)    Fiscal 2015 average sales per store calculated based on sales since date of the Acquisition.
Peoples stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space.

Zale Jewelry regional brands
The Zale division also operates the regional store brands Gordon’s Jewelers (“Gordon’s”), in the US and Mappins Jewellers (“Mappins”), in Canada. Regional brands in the Zale Jewelry segment accounted for 2% of Signet’s sales in Fiscal 2016 (Fiscal 2015: 2%) and operated a total of 102 stores, including 58 stores in the US, 43 stores in Canada and 1 store in Puerto Rico as of January 30, 2016 (January 31, 2015: 112 total stores). The Company expects the number of regional brands locations to continue to decline through conversion to national store brands or through closure upon lease expiration.
Details of regional brands’ performance since the Acquisition is shown below:

	Fiscal 2016	Fiscal 2015
Sales (millions)	$112.4	$93.3
Average sales per store (millions)(1)	$0.942	$0.682
Stores at year end	102	112
Total net selling square feet (thousands)	112	125
(1)    Fiscal 2015 average sales per store calculated based on sales since date of the Acquisition.
Piercing Pagoda
Piercing Pagoda operates through mall-based kiosks in the US and Puerto Rico. Piercing Pagoda accounted for 4% of Signet’s sales in Fiscal 2016 (Fiscal 2015: 3%) and operated a total of 605 stores, including 591 stores in the United States and 14 stores in Puerto Rico as of January 30, 2016 (January 31, 2015: 605 total stores). Details of Piercing Pagoda’s performance since the Acquisition in Fiscal 2015 is shown below:

	Fiscal 2016	Fiscal 2015
Sales (millions)	$243.2	$146.9
Average sales per store (millions)(1)	$0.376	$0.228
Stores at year end	605	605
Total net selling square feet (thousands)	114	115
(1)    Fiscal 2015 average sales per store calculated based on sales since date of the Acquisition.
Piercing Pagodas are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. The typical customer is the female self-purchaser. Piercing Pagoda offers a selection of gold, silver and diamond jewelry in basic styles at moderate prices.
Zale operating review
Other sales
Repair services represent less than 3% of sales and are an important opportunity to build customer loyalty. During Fiscal 2016, Zale utilized the Jared Design & Service Centers to support its repair business for approximately 200 stores, with plans to fully in-source repairs in Fiscal 2017. The Zale division also sells lifetime extended service plans on certain products which cover ring sizing and breakage on fine jewelry. These plans also include an option to purchase theft protection for a two-year period. Other plans offered to guests of Zale Jewelry include two year watch warranties and credit insurance for private label credit card guests. Zale Jewelry and Piercing Pagoda also offer a one year breakage warranty program.
Customer finance
Our consumer credit program is an integral part of our business and is a major driver of customer loyalty. Guests are offered revolving and interest free credit plans under our private label credit card programs offered in conjunction with Comenity Bank and TD Bank Services in Canada, in conjunction with other alternative finance vehicles including Signet’s in-house consumer credit program in late Fiscal 2016, that allow the Zale division to provide guests with a wide variety of financing options. Participation of the Zale division in Signet’s in-house consumer credit program was not material during Fiscal 2016. Approximately 42% of sales in the US were financed by private label customer credit in Fiscal 2016 (Fiscal 2015: 40%). Canadian private label credit card sales represented approximately 29% of Canadian sales in Fiscal 2016 (Fiscal 2015: 21%).

UK JEWELRY DIVISION
The UK Jewelry division transacts mainly in British pounds, as sales and the majority of operating expenses are incurred in that currency and its results are then translated into US dollars for external reporting purposes. In Fiscal 2016, approximately 25% of goods purchased were made in US dollars (Fiscal 2015: 20%). The following information for the UK Jewelry division is given in British pounds as management believes that this presentation assists in the understanding of the performance of the UK Jewelry division. Movements in the US dollar to British pound exchange rate therefore may have an impact on the results of Signet, particularly in periods of exchange rate volatility. See Item 6 for analysis of results at constant exchange rates; non-GAAP measures.
UK market
Ernest Jones and H.Samuel compete with a large number of independent jewelry retailers, as well as catalog showroom operators, discount jewelry retailers, supermarkets, apparel and accessory fashion stores, online retailers and auction sites.
UK Jewelry store brand reviews
Store activity by brand

	Fiscal 2016	Fiscal 2015	Fiscal 2014
H.Samuel	2	—	—
Ernest Jones(1)	8	8	2
Total stores opened or acquired during the year	10	8	2

H.Samuel	(3)	(2)	(14)
Ernest Jones(1)	(2)	(1)	(6)
Total stores closed during the year	(5)	(3)	(20)

H.Samuel	301	302	304
Ernest Jones(1)	202	196	189
Total stores open at the end of the year	503	498	493

H.Samuel	£0.763	£0.760	£0.742
Ernest Jones(1)	£1.142	£1.092	£1.033
Average sales per store (millions)(2)	£0.910	£0.887	£0.853

H.Samuel	326	327	328
Ernest Jones(1)	194	185	175
Total net selling square feet (thousands)	520	512	503

Increase (decrease) in net store selling space	1.5%	1.8%	(2.5)%

(1)	Includes stores selling under the Leslie Davis nameplate.

(2)	Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.
Sales data by brand

		Change from previous year
Fiscal 2016	Sales (millions)	Total sales	Total sales at constant exchange rates(1)(2)	Same store sales
H.Samuel	£247.4	(3.5)%	3.0%	2.8%
Ernest Jones(3)	237.9	2.2%	9.2%	7.3%
UK Jewelry	£485.3	(0.8)%	5.9%	4.9%

(1)	Non-GAAP measure, see Item 6.

(2)	The exchange translation impact on total sales of H.Samuel was (6.5)% and on Ernest Jones was (7.0)%.

(3)	Includes stores selling under the Leslie Davis nameplate.

H.Samuel
H.Samuel accounted for 6% of Signet’s sales in Fiscal 2016 (Fiscal 2015: 7%), and is the largest specialty retail jewelry store brand in the UK by number of stores. H.Samuel has 150 years of jewelry heritage and its customers typically have an annual household income of between £15,000 and £40,000. The typical store selling space is 1,100 square feet.
H.Samuel continues to focus on larger store formats in regional shopping centers, and the number of H.Samuel stand alone ‘High Street’ locations has therefore declined as leases expire. Details of H.Samuel’s performance over the last three years is shown below:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sales (millions)	£247.4	£240.3	£233.1
Average sales per store (millions)	£0.763	£0.760	£0.742
Stores at year end	301	302	304
Total net selling square feet (thousands)	326	327	328
Ernest Jones
Ernest Jones accounted for 6% of Signet’s sales in Fiscal 2016 (Fiscal 2015: 6%), and is the second largest specialty retail jewelry store brand in the UK by number of stores. It serves the upper middle market and its customers typically have an annual household income of between £30,000 and £65,000. The typical store selling space is 900 square feet.
Ernest Jones had six store openings in Fiscal 2016 with an emphasis on its new outlet concept, Ernest Jones The Outlet Collection. Details of Ernest Jones’ performance over the last three years is shown below:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sales (millions)	£237.9	£217.8	£200.3
Average sales per store (millions)	£1.142	£1.092	£1.033
Stores at year end	202	196	189
Total net selling square feet (thousands)	194	185	175
UK Jewelry operating review
Customer finance
In Fiscal 2016, approximately 7% of the division’s sales were made through a customer finance program provided through a third party (Fiscal 2015: 5%). Signet does not provide this service itself in the UK due to low demand for customer finance.

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

ITEM 1A. RISK FACTORS
Spending on goods that are, or are perceived to be “luxuries,” such as jewelry, is discretionary and is affected by general economic conditions. Therefore, a decline in consumer spending may unfavorably impact Signet’s future sales and earnings.
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
The success of Signet’s operations depends to a significant extent upon a number of factors relating to discretionary consumer spending. These include economic conditions, and perceptions of such conditions by consumers, consumer confidence, level of customer traffic in shopping malls and other retail centers, employment, the level of consumers’ disposable income, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in regional and local markets where we operate.
As 11% of Signet’s sales are accounted for by its UK Jewelry division, economic conditions in the eurozone have a significant impact on the UK economy even though the UK is not a member of the eurozone. Therefore, developments in the eurozone could adversely impact trading in the UK Jewelry division, as well as adversely impact the US economy. In addition, the UK may seek to leave the European Union (“EU”) and adopt an as yet unknown relationship with the EU. If this occurred, it could affect economic or market conditions throughout Europe and beyond and could contribute to instability in global credit markets. Any such exit by the UK from the EU could have a material adverse affect on Signet.
More than half of sales in the Sterling Jewelers division and approximately 40% of sales in the Zale division are made utilizing customer financing provided or facilitated by Signet. Therefore any deterioration in consumers’ financial position or changes to the regulatory requirements regarding the granting of credit to customers could adversely impact sales, earnings and the collectability of accounts receivable.
More than half of Signet’s sales in the US and Canada utilize its in-house or third-party customer financing programs and an additional 25% of purchases are made using third party bank cards. Any significant deterioration in general economic conditions or increase in consumer debt levels may inhibit consumers’ use of credit and decrease consumers’ ability to satisfy Signet’s requirement for access to customer finance and could in turn have an adverse effect on the Company’s sales. Furthermore, any downturn in general or local economic conditions, in particular an increase in unemployment in the markets in which the Signet operates, may adversely affect its collection of outstanding accounts receivable, its net bad debt charge and hence earnings.
Additionally, Signet’s ability to extend credit to customers and the terms on which it is achieved depends on many factors, including compliance with applicable laws and regulations in the US and Canada, any of which may change from time to time, and such changes could adversely affect sales and income. In addition, other restrictions arising from applicable law could cause limitations in credit terms currently offered or a reduction in the level of credit granted by the Company, or by third parties, and this could adversely impact sales, income or cash flow.
The US Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law in July 2010. Among other things, the Dodd-Frank Act created a Bureau of Consumer Financial Protection with broad rule-making and supervisory authority for a wide range of consumer financial services, including Signet’s customer financing programs. The Bureau’s authority became effective in July 2011. Any new regulatory initiatives by the Bureau could impose additional costs and/or restrictions on credit practices of the Sterling Jewelers and Zale divisions, which could adversely affect their ability to conduct its business.
Signet’s share price may be volatile.
Signet’s share price may fluctuate substantially as a result of variations in the actual or anticipated results and financial conditions of Signet and other companies in the retail industry and the stock market’s view of the acquisition of Zale Corporation. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks in a manner unrelated, or disproportionate, to the operating performance of these companies.
Signet provides public guidance on its expected operating and financial results for future periods. Although Signet believes that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to its stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Signet’s actual results may not always be in line with or exceed the provided guidance or the expectations of our investors and analysts, especially in times of economic uncertainty. In the past, when the Company has reduced its previously provided guidance, the market price of Signet’s common stock has declined. If, in the future, Signet’s operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts or if we reduce our guidance for future periods, the market price of our common stock may decline.
In addition, Signet may fail to meet the expectations of its stockholders or of analysts at some time in the future. If the analysts that regularly follow the Company’s stock lower their rating or lower their projections for future growth and financial performance, the Company’s stock price could decline.

The concentration of a significant proportion of sales and an even larger share of profits in the fourth quarter means results are dependent on performance during that period.
Signet’s business is highly seasonal, with a significant proportion of its sales and operating profit generated during its fourth quarter, which includes the Holiday Season. Management expects to continue to experience a seasonal fluctuation in its sales and earnings. Therefore, there is limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in its operations and strategies in other quarters, or to recover from any extensive disruption, for example, due to sudden adverse changes in consumer confidence, inclement weather conditions having an impact on a significant number of stores in the last few days immediately before Christmas Day or disruption to warehousing and store replenishment systems. A significant shortfall in results for the fourth quarter of any fiscal year would therefore be expected to have a material adverse effect on the annual results of operations. Disruption at lesser peaks in sales at Valentine’s Day and Mother’s Day would be expected to impact the results to a lesser extent. Additionally, in anticipation of increased sales activity in the Holiday Season, Signet incurs certain significant incremental expenses prior to and during peak selling seasons, including advertising and costs associated with hiring a substantial number of temporary employees to supplement our existing workforce.
Deterioration in our capital structure or financial performance could result in constraints on capital or financial covenant breaches. In addition, a portion of the Company’s debt is variable rate and volatility in benchmark interest rates could adversely impact the Company’s financial results.
While Signet has a strong balance sheet with adequate liquidity to meet its operating requirements, the credit ratings agencies periodically review our capital structure and the quality and stability of our earnings. A deterioration in Signet’s capital structure or the quality and stability of earnings could result in a downgrade of Signet’s credit rating. Any negative ratings actions could also constrain the capital available to the Company, could limit the Company’s access to funding for its operations, funding dividends and share repurchases, and increase the Company’s financing costs. Changes in general credit market conditions could also affect Signet’s ability to access capital rates at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs will likely increase, which could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, as a result of the Company’s exposure to variable interest rate debt, volatility in benchmark interest rates could adversely impact the Company’s financial results.
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
Signet publishes its consolidated annual financial statements in US dollars. At January 30, 2016, Signet held approximately 83% of its total assets in entities whose functional currency is the US dollar and generated approximately 85% of its sales and 92% of its operating income in US dollars for the fiscal year then ended. All the remaining assets, sales and operating income are in UK British pounds and Canadian dollars. Therefore, its results and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would decrease reported sales and operating income.
The monthly average exchange rates are used to prepare the income statement and are calculated each month from the weekly average exchange rates weighted by sales of the UK Jewelry division and the Canadian subsidiaries of the Zale division.
Where British pounds or Canadian dollars are held or used to fund the cash flow requirements of the business, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would reduce the amount of cash and cash equivalents.
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
The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones. In particular, diamonds accounted for about 45%, and gold about 14%, of Signet’s merchandise costs in Fiscal 2016.
In Fiscal 2016, prices for the assortment of polished diamonds utilized by Signet were relatively flat with prior year. Industry forecasts indicate that over the medium and longer term, the demand for diamonds will probably increase faster than the growth in supply, particularly as a result of growing demand in countries such as China and India. Therefore, the cost of diamonds is anticipated to rise over time, although fluctuations in price are likely to continue to occur. The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on diamond prices, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain.

While jewelry manufacturing is the major final demand for gold, management believes that the cost of gold is predominantly impacted by investment transactions which have resulted in significant volatility in the gold price in recent years, including a decline during Fiscal 2016. Signet’s cost of merchandise and potentially its earnings may be adversely impacted by investment market considerations that cause the price of gold to significantly escalate.
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
The possibility of constraints in the supply of diamonds of a size and quality Signet requires to meet its merchandising requirements may result in changes in Signet’s supply chain practices, for example its rough sourcing initiative. In addition, Signet may from time to time choose to hold more inventory, purchase raw materials at an earlier stage in the supply chain or enter into commercial agreements of a nature that it currently does not use. Such actions could require the investment of cash and/or additional management skills. Such actions may not result in the expected returns and other projected benefits anticipated by management.
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
In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production (based upon recent estimates), the final rules require Signet and other affected companies that file with the SEC to make specified country of origin inquiries of our suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum and tungsten), that are used in products sold by Signet in the US and elsewhere. On May 28, 2015, Signet filed with the SEC its Form Specialized Disclosure (“SD”) and accompanying Conflict Minerals Report in accordance with the SEC’s rules, which together describe our country of origin inquiries and due diligence measures relating to the source and chain of custody of those designated minerals Signet deemed necessary to the functionality or production of our products, the results of those activities and our related determinations with respect to the calendar year ended December 31, 2014.
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
If significant price increases are implemented, by any division or across a wide range of merchandise, the impact on earnings will depend on, among other factors, the pricing by competitors of similar products in the same geographic area and the response by customers to higher prices. Such price increases may result in lower sales and adversely impact earnings.
Signet’s competitors are specialty jewelry retailers, as well as other jewelry retailers, including department stores, mass merchandisers, discount stores, apparel and accessory fashion stores, brand retailers, shopping clubs, home shopping television channels, direct home sellers, online retailers and auction sites. In addition, other retail categories and other forms of expenditure, such as electronics and travel, also compete for consumers’ discretionary expenditure, particularly during the holiday gift giving season. Therefore, the price of jewelry relative to other products influences the proportion of consumers’ expenditure that is spent on jewelry. If the relative price of jewelry increases, Signet’s sales and earnings may decline.

The failure to satisfy the accounting requirements for “hedge accounting”, or default or insolvency of a counterparty to a hedging contract, could adversely impact results.
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
The inability of Signet to obtain merchandise that customers wish to purchase, particularly ahead of and during the fourth quarter, would adversely impact sales.
The abrupt loss or disruption of any significant supplier during the three month period (August to October) leading up to the fourth quarter could result in a material adverse effect on Signet’s business.
Also, if management misjudges expected customer demand or fails to identify changes in customer demand and/or its supply chain does not respond in a timely manner, it could adversely impact Signet’s results by causing either a shortage of merchandise or an accumulation of excess inventory.
Signet benefits from close commercial relationships with a number of suppliers. Damage to, or loss of, any of these relationships could have a detrimental effect on results. Management holds regular reviews with major suppliers. Signet’s most significant supplier accounts for 3.9% of merchandise. Government requirements regarding sources of commodities, such as those required by the Dodd-Frank Act, could result in Signet choosing to terminate relationships with suppliers in the future due to a change in a supplier’s sourcing practices or Signet’s compliance with laws and internal policies.
Luxury and prestige watch manufacturers and distributors normally grant agencies the right to sell their ranges on a store-by-store basis. The watch brands sold by Ernest Jones, and to a lesser extent Jared, help attract customers and build sales in all categories. Therefore an inability to obtain or retain watch agencies for a location could harm the performance of that particular store. In the case of Ernest Jones, the inability to gain additional prestige watch agencies is an important factor in, and may reduce the likelihood of, opening new stores, which could adversely impact sales growth.
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
Primary factors in determining customer buying decisions in the jewelry sector include customer confidence in the retailer and in the brands it sells, together with the level and quality of customer service. The ability to differentiate Signet’s stores and merchandise from competitors by its branding, marketing and advertising programs is an important factor in attracting consumers. If these programs are poorly executed, the level of support for them is reduced, or the customer loses confidence in any of Signet’s brands for whatever reason, it could unfavorably impact sales and earnings.
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
The retail jewelry industry is highly fragmented and competitive. Aggressive discounting by competitors may adversely impact Signet’s performance in the short term.
The retail jewelry industry is competitive. If Signet’s competitive position deteriorates, operating results or financial condition could be adversely affected.
Aggressive discounting by competitors may adversely impact Signet’s performance in the short term. This is particularly the case for easily comparable pieces of jewelry, of similar quality, sold through stores that are situated near to those that Signet operates.

Signet faces significant competition from independent and regional specialty jewelry retailers that are able to adjust their competitive stance, for example on pricing, to local market conditions. This can put individual Signet stores at a competitive disadvantage as Signet division’s have a national pricing strategy.
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
Signet is dependent on the suitability, reliability and durability of its systems and procedures, including its accounting, information technology, data protection, warehousing and distribution systems, and those of our service providers. If support ceased for a critical externally supplied software package or system, management would have to implement an alternative software package or system or begin supporting the software internally. Disruption to parts of the business could result in lower sales and increased costs.
Signet is in the process of substantially modifying our enterprise resource planning systems, which involves updating or replacing legacy systems with successor systems over the course of several years. These system changes and upgrades can require significant capital investments and dedication of resources. While Signet follows a disciplined methodology when evaluating and making such changes, there can be no assurances that the Company will successfully implement such changes, that such changes will occur without disruptions to its operations or that the new or upgraded systems will achieve the desired business objectives. Any damage, disruption or shutdown of the Company’s information systems, or the failure to successfully implement new or upgraded systems, could have a direct material adverse effect on Signet’s results of operations.
Security breaches and other disruptions to Signet’s information technology infrastructure and databases could interfere with Signet’s operations, and could compromise Signet’s and its customers’ and suppliers’ information, exposing Signet to liability which would cause Signet’s business and reputation to suffer.
Signet operates in multiple channels and, in the Sterling Jewelers division, maintains its own customer financing operation. Signet is also increasingly using mobile devices, social media and other online activities to connect with customers, staff and other stakeholders. Therefore, in the ordinary course of business, Signet relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including eCommerce sales, supply chain, merchandise distribution, customer invoicing and collection of payments. Signet uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, Signet collects and stores sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of Signet’s customers and employees, in data centers and on information technology networks. The secure operation of these networks, and the processing and maintenance of this information is critical to Signet’s business operations and strategy. Despite security measures and business continuity plans, we may not timely anticipate evolving techniques used to effect security breaches that may result in damage, disruptions or shutdowns of Signet’s and our third-party vendors’ networks and infrastructure due to attacks by hackers, including phishing or other cyber-attacks, or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise Signet’s networks and the information stored there, including personal, proprietary or confidential information about Signet, our customers or our third-party vendors, and personally identifiable information of Signet’s customers and employees could be accessed, manipulated, publicly disclosed, lost or stolen, exposing our customers to the risk of identity theft and exposing Signet or our third-party vendors to a risk of loss or misuse of this information. To date, these attacks or breaches have not had a material impact on Signet’s business or operations; however, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, significant breach-notification costs, lost sales and a disruption to operations (including our ability to process consumer transactions and manage inventories), media attention, and damage to Signet’s reputation, which could adversely affect Signet’s business. In addition, it could harm Signet’s reputation and ability to execute its business through service and business interruptions, management distraction and/or damage to physical infrastructure, which could adversely impact sales, costs and earnings. If Signet is the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification and credit monitoring procedures. Compliance with these laws will likely increase the costs of doing business.
The regulatory environment related to information security, data collection and privacy is becoming increasingly demanding, with new and changing requirements applicable to Signet’s business, and compliance with those requirements could result in additional costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants.
These risks could have a material adverse effect on Signet’s results of operations, financial condition and cash flow.
An adverse decision in legal proceedings and/or tax matters could reduce earnings.
Signet is involved in legal proceedings incidental to its business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. In March 2008, private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in US District Court for the Southern District of New York, which has been referred to private arbitration. In September 2008, the US Equal Employment Opportunities Commission filed a lawsuit against Sterling in US District Court for the Western District of New York. Sterling denies the allegations from both parties and has been defending these cases vigorously. If, however, it is unsuccessful in either defense, Sterling could be required to pay substantial damages. At this point, no outcome or amount of loss is able to be estimated. See Note 24 in Item 8.
At any point in time, various tax years are subject to, or are in the process of, audit by various taxing authorities. To the extent that management’s estimates of settlements change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax in the period in which such determinations are made.
Failure to comply with labor regulations could harm the business.
State, federal and global laws and regulations regarding employment change frequently and the ultimate cost of compliance cannot be precisely estimated. Failure by Signet to comply with labor regulations could result in fines and legal actions. In addition, the ability to recruit and retain staff could be harmed.
Collective bargaining activity could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies.
The employees of our diamond polishing factory in Garborone, Botswana are covered by a collective bargaining agreement. If relationships with these employees become adverse, operations at the factory could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability to take cost saving measures during economic downturns.
Failure to comply with changes in law and regulations could adversely affect the business.
Signet’s policies and procedures are designed to comply with all applicable laws and regulations. Changing legal and regulatory requirements in the US and other jurisdictions in which Signet operates have increased the complexity of the regulatory environment in which the business operates and the cost of compliance. Failure to comply with the various regulatory requirements may result in damage to Signet’s reputation, civil and criminal liability, fines and penalties, and further increase the cost of regulatory compliance. Changes in tax laws or the interpretation of such laws could adversely impact Signet’s profitability and cash flows. Further, proposed tax changes that may be enacted in the future could adversely impact Signet’s current or future tax structure and effective tax rates.
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
Additional indebtedness relating to the acquisition of Zale Corporation reduces the availability of cash to fund other business initiatives.
Signet’s additional indebtedness to fund the acquisition of Zale Corporation has significantly increased Signet’s outstanding debt. This additional indebtedness requires us to dedicate a portion of our cash flow to servicing this debt, which may impact the availability of cash to fund other business initiatives, including dividends and share repurchases. Significant changes to Signet’s financial condition as a result of global economic changes or difficulties in the integration or execution of strategies of the acquired business may affect our ability to satisfy the financial covenants included in the terms of the financing arrangements.
Failure to successfully combine Signet’s and Zale Corporation’s businesses in the expected time frame may adversely affect the future results of the combined company, and there is no assurance that we will be able to fully achieve integration-related efficiencies or that those achieved will offset transaction-related costs.
The success of the transaction will depend, in part, on our ability to successfully combine the Signet and Zale businesses in order to realize the anticipated benefits and synergies from combination. If the combined company is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the transaction may not be realized fully. In addition, we have incurred a number of substantial transaction and intergration-related costs associated with completing the transaction, combining the operations of the two companies and taking steps to achieve desired synergies. Transaction costs include, but are not limited to, fees paid to legal, financial, accounting and integration advisors, regulatory filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our and Zale Corporation’s businesses. There can be no assurance that the realization of other efficiencies related to the integration of the two businesses, as well as the elimination of certain duplicative costs, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term, or at all.
Additionally, these integration difficulties could result in declines in the market value of our common stock.
Litigation related to our acquisition of Zale Corporation if unfavorably decided could result in substantial cost to us.
In connection with the Zale Corporation acquisition, a consolidated lawsuit on behalf of a purported class of former Zale Corporation stockholders was filed in the Delaware Court of Chancery. The lawsuit names as defendants Signet and the members of the board of directors of Zale Corporation, among others. On October 29, 2015, the Court dismissed the lawsuit against all defendants and currently an appeal of that decision is pending in the Delaware Supreme Court. Additional lawsuits may be filed against Zale Corporation, Signet, Signet’s merger subsidiary and Zale Corporation’s directors related to the transaction. The defense or settlement of, or an unfavorable judgment in, any lawsuit or claim could result in substantial costs and could adversely affect the combined company’s business, financial condition or results of operations. At this point, no outcome or range of loss is able to be estimated.
Our inability or failure to protect intellectual property could have a negative impact on our brands, reputation and operating results.
Signet’s trade names, trademarks, copyrights, patents and other intellectual property are important assets and an essential element of the Company’s strategy. The unauthorized reproduction, theft or misappropriation of Signet’s intellectual property could diminish the value of its brands or reputation and cause a decline in sales. Protection of Signet’s intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from those of our competitors. The costs of defending our intellectual property may adversely affect the Company’s operating results. In addition, any infringement or other intellectual property claim made against Signet, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays, or require the Company to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on Signet’s operating results.
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
For further information on our testing for goodwill impairment, see “Critical Accounting Policies” under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loss of one or more key executive officers or employees could adversely impact performance, as could the appointment of an inappropriate successor or successors.
Signet’s future success will partly depend upon the ability of senior management and other key employees to implement an appropriate business strategy. While Signet has entered into termination protection agreements with such key personnel, the retention of their services cannot be guaranteed and the loss of such services could have a material adverse effect on Signet’s ability to conduct its business. Competition for key personnel in the retail industry is intense, and Signet’s future success will also depend on our ability to attract and retain talented personnel. In addition, any new executives may wish, subject to Board approval, to change the strategy of Signet. The appointment of new executives may therefore adversely impact performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet’s divisions, which collectively operate in the US, Canada, Puerto Rico and UK, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied. Below is a summary of property details by geography for our retail operations.
North America retail property
Signet’s Sterling Jewelers, Zale Jewelry and Piercing Pagoda segments operate stores and kiosks in the US, with substantially all of the locations being leased. In addition to a minimum annual rent cost, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2016, most of the mall stores and kiosks only made base rental payments. Under the terms of a typical lease, the Company is required to conform and maintain its usage to agreed standards, including meeting required advertising expenditure as a percentage of sales, and are responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall. The initial term of a mall store lease is generally ten years for Sterling Jewelers and Zale Jewelry and one to five years for Piercing Pagoda kiosks. Towards the end of a lease, management evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where management is uncertain whether the location will meet management’s required return on investment, but the store is profitable, the leases may be renewed for one to five years, during which time the store’s performance is further evaluated. There are typically about 250 such mall stores at any one time in the Sterling Jewelers segment, as well as the Zale Jewelry segment. Jared stores are normally opened on 15 to 20 year leases with options to extend the lease, and rents are not sales related. A refurbishment of a Jared store is normally undertaken every five to ten years. The Zale Jewelry segment operates stores in Canada and Puerto Rico, all under operating leases, with terms and characteristics similar to the US locations described above. The Piercing Pagoda segment operates kiosks in Puerto Rico, all under operating leases, with terms and characteristics similar to the US locations described above.
At January 30, 2016, the average unexpired lease term of US leased premises for the Sterling Jewelers segment was 5.1 years, and over 54% of these leases had terms expiring within five years. The cost of remodeling a mall store is similar to the cost of a new mall store, which is typically between $610,000 and $1,000,000, depending on the scope of the remodel project. Jared refurbishments typically cost on average $120,000. New Jared stores are typically ground leases which cost between $2,100,000 and $2,700,000. In Fiscal 2016, the level of store remodels increased with 95 locations being completed (Fiscal 2015: 77 locations). The investment was financed by cash flow from operating activities.
At January 30, 2016, the average unexpired lease term of leased premises for Zale Jewelry and Piercing Pagoda segments was 3 and 2 years, respectively, with approximately 70% of these leases having terms expiring within five years. The cost of remodeling a Zale Jewelry mall store is similar to the cost of a new mall store, which is typically between $325,000 and $650,000. The cost of a new Piercing Pagoda kiosk is typically between $90,000 and $120,000. In Fiscal 2016, store remodels were completed at 45 Zale Jewelry stores and 74 Piercing Pagoda kiosks. In Fiscal 2015, store remodels were completed at 31 Zale Jewelry stores and 63 Piercing Pagoda kiosks.
In the US, the Sterling Jewelers, Zale Jewelry and Piercing Pagoda segments collectively lease approximately 20% of store and kiosk locations from a single lessor. In Canada, Zale Jewelry leases approximately 50% of its store locations from four lessors, with no individual lessor relationship exceeding 15% of its store locations. The segments had no other relationship with any lessor relating to 10% or more of its locations. At January 30, 2016, the Sterling Jewelers segment had 3.03 million square feet of net selling space (January 31, 2015: 2.88 million), while the Zale Jewelry and Piercing Pagoda segments had 1.07 million and 0.11 million square feet, respectively, of net selling space in the US (January 31, 2015: 1.07 million and 0.11 million square feet, respectively). The Zale Jewelry segment also had 0.24 million square feet of net selling space in Canada (January 31, 2015: 0.24 million).
During the past five fiscal years, the Company generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s Sterling Jewelers, Zale Jewelry or Piercing Pagoda operations.

UK retail property
At January 30, 2016, Signet’s UK Jewelry division operated from 6 freehold premises and 522 leasehold premises. The division’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into, or including break clauses in order to improve the flexibility of its lease commitments. At January 30, 2016, the average unexpired lease term of UK Jewelry premises was 6 years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value. For details of assigned leases and sublet premises, see Note 24 of Item 8.
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
A typical UK Jewelry store undergoes a major remodel every ten years and a less costly refurbishment every five years. It is intended that these investments will be financed by cash from operating activities. The cost of remodeling a regular store is typically between £150,000 and £600,000 for both H.Samuel and Ernest Jones, while remodels in prestigious locations typically doubles those costs.
The UK Jewelry division has no relationship with any lessor relating to 10% or more of its store locations. At January 30, 2016, the UK Jewelry division has 0.52 million square feet of net selling space (January 31, 2015: 0.51 million).
Other
The following table provides the location, use and size of additional facilities required to support the Company’s global operations as of January 30, 2016:

Location	Function	Approximate square footage	Lease or Own	Lease expiration
Akron, Ohio	Corporate and distribution	460,000	Lease	2047
Akron, Ohio	Credit	86,000	Lease	2047
Akron, Ohio	Training	12,000	Lease	2047
Akron, Ohio	Repair Center	38,000	Own	N/A
Akron, Ohio	Corporate	34,900	Lease	2019
Barberton, Ohio	Non-merchandise fulfillment	135,000	Lease	2031
New York City, New York	Design office	4,600	Lease	2020
New York City, New York	Diamond trading	2,000	Lease	2021
Irving, Texas(1)	Corporate and distribution	414,000	Lease	2018
Toronto, Ontario (Canada)	Distribution and fulfillment	26,000	Lease	2019
Birmingham, UK	Corporate and eCommerce fulfillment	255,000	Own	N/A
Borehamwood, Hertfordshire (UK)	Corporate and distribution	36,200	Lease	2020
London, UK	Corporate	3,350	Lease	2023
Gaborone, Botswana	Diamond polishing	34,200	Own	N/A
Mumbai, India	Diamond trading	3,000	Lease	2018

(1)
Signet will be relocating the Dallas headquarters to a new 250,000 square foot facility upon expiration of the existing lease for the facility in Irving, Texas. The lease for this new headquarters will expire in 2028. Additionally, Signet is currently building a 31,000 square foot freestanding repair facility in Dallas, Texas, similar to the repair center in Akron, Ohio. It is scheduled to open for operation in March 2017 with the new lease set to expire in 2028.

Sufficient distribution exists in all geographies to meet the respective needs of the Company’s operations.
ITEM 3. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 24 of Item 8.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
The principal trading market for the Company’s common shares is the New York Stock Exchange (symbol: SIG). The Company also maintained a standard listing of its common shares on the London Stock Exchange (symbol: SIG) during Fiscal 2016.
The following table sets forth the high and low closing share price on each stock exchange for the periods indicated:

	New York Stock Exchange Price per share		London Stock Exchange Price per share
	High	Low	High	Low
Fiscal 2015
First quarter	$107.11	$75.28	£64.48	£46.05
Second quarter	$112.55	$97.56	£65.66	£57.96
Third quarter	$120.01	$102.10	£75.04	£60.76
Fourth quarter	$132.12	$119.62	£86.38	£74.34
Full year	$132.12	$75.28	£86.38	£46.05

Fiscal 2016
First quarter	$139.78	$117.39	£94.15	£77.42
Second quarter	$137.62	$118.62	£89.46	£77.14
Third quarter	$150.94	$117.56	£98.05	£75.94
Fourth quarter	$149.73	$113.39	£98.03	£76.61
Full year	$150.94	$113.39	£98.05	£75.94
On February 16, 2016, the Company filed a voluntary application with the United Kingdom’s Financial Conduct Authority to delist its common shares from the London Stock Exchange (“LSE”). Signet took this action as a result of less than 1% of the Company’s annual trading volume being executed on the LSE. As a result, the benefit of LSE listing is outweighed by the monetary expense, regulatory burdens and time spent on LSE-driven activity. Common shares of the Company continued to trade on the LSE until close of business on March 15, 2016.
Number of holders
As of March 18, 2016, there were 7,576 stockholders of record.
Dividends
On February 26, 2016, the Board of Directors (the “Board”) declared an 18% increase in the first quarter dividend, resulting in an increase from $0.22 to $0.26 per Signet common share. The following table contains the Company’s dividends declared for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Fiscal 2016		Fiscal 2015		Fiscal 2014
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.22	$17.6	$0.18	$14.4	$0.15	$12.1
Second quarter	0.22	17.6	0.18	14.4	0.15	12.1
Third quarter	0.22	17.5	0.18	14.5	0.15	12.0
Fourth quarter(1)	0.22	17.5	0.18	14.4	0.15	12.0
Total	$0.88	$70.2	$0.72	$57.7	$0.60	$48.2

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, the dividend declared in the fourth quarter of each fiscal year is paid in the subsequent fiscal year. The dividends are reflected in the consolidated statement of cash flows upon payment.

Future payments of quarterly dividends will be based on Signet’s ability to satisfy all applicable statutory and regulatory requirements and its continued financial strength. Any future payment of cash dividends will depend upon such factors as Signet’s earnings, capital requirements, financial condition, restrictions under Signet’s credit facility, legal restrictions and other factors deemed relevant by the Board.
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the fourth quarter of Fiscal 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 1, 2015 to November 28, 2015	—	$—	—	$153,650,234
November 29, 2015 to December 26, 2015	150,243	$120.24	150,243	$135,585,319
December 27, 2015 to January 30, 2016	—	$—	—	$135,585,319
Total	150,243	$120.24	150,243	$135,585,319

(1)
On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice.

In February 2016, the Board of Directors authorized an additional $750 million of share repurchases to be executed in a manner that aligns with the Company’s leverage and free cash flow targets.
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
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of Signet’s common shares against the cumulative total return of the S&P 500 Index and the S&P 500 Specialty Retail Index for the five year period ended January 30, 2016. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s common shares and the respective indices on January 29, 2011 through January 30, 2016.

Exchange controls
The Parent Company is classified by the Bermuda Monetary Authority as a non-resident of Bermuda for exchange control purposes. The transfer of common shares between persons regarded as resident outside Bermuda for exchange control purposes may be effected without specific consent under the Exchange Control Act 1972 Bermuda and regulations thereunder and the issuance of common shares to persons regarded as resident outside Bermuda for exchange control purposes may also be effected without specific consent under the Exchange Control Act 1972 and regulations thereunder. Issues and transfers of common shares involving any person regarded as resident in Bermuda for exchange control purposes may require specific prior approval under the Exchange Control Act 1972.
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
Foreign financial asset reporting requirement
An individual that is a US holder, or is a specific type of nonresident alien, (each a “specified individual”) and holds certain foreign financial assets (including Signet’s common shares) must file IRS Form 8938 to report the ownership of such assets if the total value of those assets exceeds the applicable threshold amounts, generally $50,000 on the last day of the tax year or more than $75,000 at any time during the tax year. Certain domestic entities that are 80% owned, directly, indirectly or constructively, by a specified individual, or have specified individuals as beneficiaries (“specified domestic entities”), and that hold certain foreign financial assets also must file IRS Form 8938. Some specified individuals may be subject to a greater threshold before reporting is required and constructive ownership rules may apply to determine reporting thresholds relating to specified domestic entities. However, in general, such form is not required to be filed with respect to Signet’s common shares if they are held through a domestic financial institution.
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
All specified individuals and specified domestic entities are urged to consult with their own tax advisors with respect to the application of this reporting requirement to their circumstances.

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
A UK resident individual shareholder who is liable to UK income tax at no more than the basic rate will be liable to income tax on dividends paid by the Parent Company on the common shares at the dividend ordinary rate (10% in tax year 2015/16). A UK resident individual shareholder who is liable to UK income tax at the higher rate will be subject to income tax on the dividend income at the dividend upper rate (32.5% in 2015/16). A further rate of income tax (the “additional rate”) will apply to individuals with taxable income over a certain threshold, which is currently £150,000 for 2015/16. A UK resident individual shareholder subject to the additional rate will be liable to income tax on their dividend income at the dividend additional rate of 37.5% (in 2015/16, as from the start of this tax year on April 6, 2015) of the gross dividend to the extent that the gross dividend when treated as the top slice of the shareholder’s income falls above the current £150,000 threshold.
UK resident individuals in receipt of dividends from the Parent Company, if they own less than a 10% shareholding in the Parent Company, will be entitled to a non-payable dividend tax credit (currently at the rate of 1/9th of the cash dividend paid (or 10% of the aggregate of the net dividend and related tax credit)). Assuming that there is no withholding tax imposed on the dividend (as to which see the section on Bermuda taxation below), the individual is treated as receiving for UK tax purposes gross income equal to the cash dividend plus the tax credit. The tax credit is set against the individual’s tax liability on that gross income. The result is that a UK resident individual shareholder who is liable to UK income tax at no more than the basic rate will have no further UK income tax to pay on a Parent Company dividend. A UK resident individual shareholder who is liable to UK income tax at the higher rate will have further UK income tax to pay of 22.5% of the dividend plus the related tax credit (or 25% of the cash dividend, assuming that there is no withholding tax imposed on that dividend). A UK resident individual subject to income tax at the additional rate for 2015/16 will have further UK income tax to pay of 27.5% of the dividend plus the tax credit (or 30 5/9% of the cash dividend, assuming that there is no withholding tax imposed on that dividend), to the extent that the gross dividend falls above the threshold for the 45% rate of income tax.
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The financial data included below for Fiscal 2016, Fiscal 2015 and Fiscal 2014 has been derived from the audited consolidated financial statements included in Item 8. The financial data for these periods should be read in conjunction with the financial statements, including the notes thereto, and Item 7. The financial data included below for Fiscal 2013 and Fiscal 2012 has been derived from the previously published consolidated audited financial statements not included in this document.

FINANCIAL DATA:	Fiscal 2016		Fiscal 2015	(1)	Fiscal 2014		Fiscal 2013	(2)	Fiscal 2012
Income statement (in millions):
Sales	$6,550.2		$5,736.3		$4,209.2		$3,983.4		$3,749.2
Cost of sales	(4,109.8)		(3,662.1)		(2,628.7)		(2,446.0)		(2,311.6)
Gross margin	2,440.4		2,074.2		1,580.5		1,537.4		1,437.6
Selling, general and administrative expenses	(1,987.6)		(1,712.9)		(1,196.7)		(1,138.3)		(1,056.7)
Other operating income, net	250.9		215.3		186.7		161.4		126.5
Operating income	703.7		576.6		570.5		560.5		507.4
Interest expense, net	(45.9)		(36.0)		(4.0)		(3.6)		(5.3)
Income before income taxes	657.8		540.6		566.5		556.9		502.1
Income taxes	(189.9)		(159.3)		(198.5)		(197.0)		(177.7)
Net income	$467.9		$381.3		$368.0		$359.9		$324.4
Adjusted EBITDA(3)	$891.5		$762.9		$680.7		$659.9		$599.8

Income statement (as a % of sales):
Sales	100.0%		100.0%		100.0%		100.0%		100.0%
Cost of sales	(62.7)		(63.8)		(62.5)		(61.4)		(61.7)
Gross margin	37.3		36.2		37.5		38.6		38.3
Selling, general and administrative expenses	(30.4)		(29.9)		(28.4)		(28.6)		(28.2)
Other operating income, net	3.8		3.7		4.4		4.1		3.4
Operating income	10.7	(4)	10.0	(4)	13.5	(4)	14.1		13.5
Interest expense, net	(0.7)		(0.6)		(0.1)		(0.1)		(0.1)
Income before income taxes	10.0		9.4		13.4		14.0		13.4
Income taxes	(2.9)		(2.8)		(4.7)		(5.0)		(4.7)
Net income	7.1%		6.6%		8.7%		9.0%		8.7%
Adjusted EBITDA(3)	13.6%		13.3%		16.2%		16.6%		16.0%

Per share data:
Earnings per share:
Basic	$5.89		$4.77		$4.59		$4.37		$3.76
Diluted	$5.87		$4.75		$4.56		$4.35		$3.73
Weighted average common shares outstanding (in millions):
Basic	79.5		79.9		80.2		82.3		86.2
Diluted	79.7		80.2		80.7		82.8		87.0
Dividends declared per share	$0.88		$0.72		$0.60		$0.48		$0.20

(1)
On May 29, 2014, the Company completed the acquisition of Zale Corporation. Fiscal 2015 results include Zale Corporation’s results since the date of acquisition. See Note 3 of Item 8 for additional information.

(2)	Fiscal 2013 was a 53 week period. The 53rd week added $56.4 million in net sales and decreased diluted earnings per share by approximately $0.02 for fiscal period.
(3)    Adjusted EBITDA is a non-GAAP measure, see “GAAP and non-GAAP Measures” below.
(4)    The acquisition of Zale and Ultra Stores Inc., with operating margins lower than that of Signet, caused an overall lower operating margin for Signet.

(in millions)	Fiscal 2016	Fiscal 2015	(1)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Balance sheet:
Total assets(2)	$6,474.4	$6,214.3		$3,916.1	$3,616.5	$3,506.6
Total liabilities(2)	3,413.7	3,403.9		1,353.0	1,286.6	1,227.5
Total shareholders’ equity	3,060.7	2,810.4		2,563.1	2,329.9	2,279.1
Working capital	3,437.0	3,210.3		2,467.0	2,292.2	2,292.4
Cash and cash equivalents	137.7	193.6		247.6	301.0	486.8
Loans and overdrafts	(59.5)	(97.5)		(19.3)	—	—
Long-term debt	(1,328.7)	(1,363.8)		—	—	—
Net (debt) cash(3)	$(1,250.5)	$(1,267.7)		$228.3	$301.0	$486.8
Common shares outstanding	79.4	80.3		80.2	81.4	86.9
Cash flow:
Net cash provided by operating activities	$443.3	$283.0		$235.5	$312.7	$325.2
Net cash used in investing activities	(228.7)	(1,652.6)		(160.4)	(190.9)	(97.8)
Net cash (used in) provided by financing activities	(266.6)	1,320.9		(124.8)	(308.1)	(40.0)
(Decrease) increase in cash and cash equivalents	$(52.0)	$(48.7)		$(49.7)	$(186.3)	$187.4
Free cash flow	$216.8	$62.8		$82.8	$178.5	$227.4

Ratios:
Operating margin	10.7%	10.0%		13.5%	14.1%	13.5%
Effective tax rate	28.9%	29.5%		35.0%	35.4%	35.4%
ROCE(3)	21.0%	19.5%		25.2%	28.1%	28.6%
Adjusted Leverage(3)	3.7x	4.0x		2.0x	2.0x	2.1x

Store data:	Fiscal 2016		Fiscal 2015	(1)	Fiscal 2014		Fiscal 2013		Fiscal 2012
Store locations (at end of period):
Sterling Jewelers	1,540		1,504		1,471		1,443		1,318
Zale Jewelry	977		972		n/a		n/a		n/a
Piercing Pagoda	605		605		n/a		n/a		n/a
UK Jewelry	503		498		493		511		535
Signet	3,625		3,579		1,964		1,954		1,853
Percentage increase (decrease) in same store sales:
Sterling Jewelers	3.7%		4.8%		5.2%		4.0%		11.1%
Zale Jewelry	4.3%		1.7%		n/a		n/a		n/a
Piercing Pagoda	7.5%		0.2%		n/a		n/a		n/a
UK Jewelry	4.9%		5.3%		1.0%		0.3%		0.9%
Signet	4.1%		4.1%		4.4%		3.3%		9.0%
Number of employees (full-time equivalents)	29,057	(4)	28,949	(5)	18,179	(6)	17,877	(7)	16,555

(1)
On May 29, 2014, the Company completed the acquisition of Zale Corporation. Fiscal 2015 includes Zale Corporation’s results since the date of acquisition. See Note 3 of Item 8 for additional information.

(2)
Results reclassified in accordance with Signet’s adoption of Accounting Standards Update 2015-17, which requires the classification of all deferred tax assets and liabilities as non-current. See Note 2 of Item 8 for additional information.

(3)    Net (debt) cash, ROCE and adjusted leverage are non-GAAP measures, see “GAAP and non-GAAP Measures” below.
(4)    Number of employees includes 194 full-time equivalents employed in the diamond polishing plant located in Botswana.
(5)    Number of employees includes 226 full-time equivalents employed in the diamond polishing plant located in Botswana.
(6)     Number of employees includes 211 full-time equivalents employed in the diamond polishing plant located in Botswana.
(7)    Number of employees includes 830 full-time equivalents employed by Ultra Stores, Inc.
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
1. Income Statements at Constant Exchange Rates
Movements in the US dollar to British pound and Canadian dollar exchange rates have an impact on Signet’s results. The UK Jewelry division is managed in British pounds and the Canadian reporting unit of the Zale Jewelry segment in Canadian dollars as sales and a majority of operating expenses are incurred in those foreign currencies. The results for each are then translated into US dollars for external reporting purposes. Management believes it assists in understanding the performance of Signet and its segments if constant currency figures are given. This is particularly so in periods when exchange rates are volatile. The constant currency amounts are calculated by retranslating the prior year figures using the current year’s exchange rate. Management considers it useful to exclude the impact of movements in the British pound and Canadian dollar to US dollar exchange rates to analyze and explain changes and trends in Signet’s underlying business, which is consistent with the manner in which management evaluates performance of its businesses which do not operate using the US dollar as their functional currency. Additionally, in connection with management’s evaluation of its attainment of performance goals, currency effects are excluded.

(a) Fiscal 2016 percentage change in results at constant exchange rates

(in millions, except per share amounts)	Fiscal 2016	Fiscal 2015	Change %	Impact of exchange rate movement	Fiscal 2015 at constant exchange rates (non-GAAP)	Fiscal 2016 change at constant exchange rates (non-GAAP) %
Sales by segment:
Sterling Jewelers	$3,988.7	$3,765.0	5.9%	$—	$3,765.0	5.9%
Zale Jewelry	1,568.2	1,068.7	46.7	(31.7)	1,037.0	51.2
Piercing Pagoda	243.2	146.9	65.6	—	146.9	65.6
UK Jewelry	737.6	743.6	(0.8)	(47.3)	696.3	5.9
Other	12.5	12.1	3.3	—	12.1	3.3
Total sales	6,550.2	5,736.3	14.2	(79.0)	5,657.3	15.8
Cost of sales	(4,109.8)	(3,662.1)	(12.2)	56.2	(3,605.9)	(14.0)
Gross margin	2,440.4	2,074.2	17.7	(22.8)	2,051.4	19.0
Selling, general and administrative expenses	(1,987.6)	(1,712.9)	(16.0)	21.2	(1,691.7)	(17.5)
Other operating income, net	250.9	215.3	16.5	0.2	215.5	16.4
Operating income (loss) by segment:
Sterling Jewelers	718.6	624.3	15.1	—	624.3	15.1
Zale Jewelry(1)	44.3	(1.9)	nm	0.3	(1.6)	nm
Piercing Pagoda(2)	7.8	(6.3)	nm	—	(6.3)	nm
UK Jewelry	61.5	52.2	17.8	(2.0)	50.2	22.5
Other(3)	(128.5)	(91.7)	(40.1)	0.3	(91.4)	(40.6)
Total operating income	703.7	576.6	22.0	(1.4)	575.2	22.3
Interest expense, net	(45.9)	(36.0)	(27.5)	—	(36.0)	(27.5)
Income before income taxes	657.8	540.6	21.7	(1.4)	539.2	22.0
Income taxes	(189.9)	(159.3)	(19.2)	0.1	(159.2)	(19.3)
Net income	$467.9	$381.3	22.7%	$(1.3)	$380.0	23.1%
Basic earnings per share	$5.89	$4.77	23.5%	$(0.01)	$4.76	23.7%
Diluted earnings per share	$5.87	$4.75	23.6%	$(0.01)	$4.74	23.8%

(1)	Zale Jewelry includes net operating loss impact of $23.1 million and $35.1 million for purchase accounting adjustments in Fiscal 2016 and Fiscal 2015, respectively.
(2)    Piercing Pagoda includes net operating loss impact of $3.3 million and $10.8 million for purchase accounting adjustments in Fiscal 2016 and Fiscal 2015, respectively.

(3)
Other includes $78.9 million and $59.8 million of transaction and integration expenses in Fiscal 2016 and Fiscal 2015, respectively. Transaction and integration costs include expenses associated with advisor fees for legal, tax, accounting, information technology implementation, consulting, severance, as well as the legal settlement of $34.2 million over appraisal rights in Fiscal 2016.

(b) Fourth quarter Fiscal 2016 percentage change in results at constant exchange rates

(in millions, except per share amounts)	13 weeks ended January 30, 2016	13 weeks ended January 31, 2015	Change %	Impact of exchange rate movement	13 weeks ended January 31, 2015 at constant exchange rates (non-GAAP)	13 weeks ended January 30, 2016 change at constant exchange rates (non-GAAP) %
Sales by segment:
Sterling Jewelers	$1,452.5	$1,358.3	6.9%	$—	$1,358.3	6.9%
Zale Jewelry	577.0	564.6	2.2	(16.3)	548.3	5.2
Piercing Pagoda	78.1	72.1	8.3	—	72.1	8.3
UK Jewelry	282.6	278.0	1.7	(11.1)	266.9	5.9
Other	2.4	3.4	(29.4)	—	3.4	(29.4)
Total sales	2,392.6	2,276.4	5.1	(27.4)	2,249.0	6.4
Cost of sales	(1,376.6)	(1,364.3)	(0.9)	18.0	(1,346.3)	(2.3)
Gross margin	1,016.0	912.1	11.4	(9.4)	902.7	12.6
Selling, general and administrative expenses	(686.6)	(634.5)	(8.2)	7.7	(626.8)	(9.5)
Other operating income, net	63.7	54.1	17.7	0.2	54.3	17.3
Operating income (loss) by segment:
Sterling Jewelers	305.4	260.0	17.5	—	260.0	17.5
Zale Jewelry(1)	54.2	32.8	65.2	0.4	33.2	63.3
Piercing Pagoda(2)	8.8	3.3	166.7	—	3.3	166.7
UK Jewelry	57.8	53.8	7.4	(2.0)	51.8	11.6
Other(3)	(33.1)	(18.2)	(81.9)	0.1	(18.1)	(82.9)
Total operating income	393.1	331.7	18.5	(1.5)	330.2	19.0
Interest expense, net	(12.1)	(7.9)	(53.2)	(0.1)	(8.0)	(51.3)
Income before income taxes	381.0	323.8	17.7	(1.6)	322.2	18.2
Income taxes	(109.1)	(95.8)	(13.9)	0.2	(95.6)	(14.1)
Net income	$271.9	$228.0	19.3%	$(1.4)	$226.6	20.0%
Basic earnings per share	$3.43	$2.85	20.4%	$(0.01)	$2.84	20.8%
Diluted earnings per share	$3.42	$2.84	20.4%	$(0.01)	$2.83	20.8%

(1)	Zale Jewelry includes net operating loss impact of $6.0 million and $14.7 million for purchase accounting adjustments in Fiscal 2016 and Fiscal 2015, respectively.
(2)    Piercing Pagoda includes net operating loss impact of $0.2 million and $6.1 million for purchase accounting adjustments in Fiscal 2016 and Fiscal 2015, respectively.

(3)
Other includes $19.1 million and $9.2 million of transaction and integration expenses in Fiscal 2016 and Fiscal 2015, respectively. Transaction and integration costs include expenses associated with legal, tax, accounting, information technology implementation, consulting and severance.

(c) Fiscal 2015 percentage change in results at constant exchange rates

(in millions, except per share amounts)	Fiscal 2015	Fiscal 2014	Change %	Impact of exchange rate movement	Fiscal 2014 at constant exchange rates (non-GAAP)	Fiscal 2015 change at constant exchange rates (non-GAAP) %
Sales by segment:
Sterling Jewelers	$3,765.0	$3,517.6	7.0%	$—	$3,517.6	7.0%
Zale Jewelry	1,068.7	n/a	nm	nm	n/a	nm
Piercing Pagoda	146.9	n/a	nm	nm	n/a	nm
UK Jewelry	743.6	685.6	8.5	18.0	703.6	5.7
Other	12.1	6.0	101.7	—	6.0	101.7
Total sales	5,736.3	4,209.2	36.3	18.0	4,227.2	35.7
Cost of sales	(3,662.1)	(2,628.7)	(39.3)	(14.9)	(2,643.6)	(38.5)
Gross margin	2,074.2	1,580.5	31.2	3.1	1,583.6	31.0
Selling, general and administrative expenses	(1,712.9)	(1,196.7)	(43.1)	(6.3)	(1,203.0)	(42.4)
Other operating income, net	215.3	186.7	15.3	—	186.7	15.3
Operating income (loss) by segment:
Sterling Jewelers	624.3	553.2	12.9	—	553.2	12.9
Zale Jewelry(1)	(1.9)	n/a	nm	nm	n/a	nm
Piercing Pagoda(2)	(6.3)	n/a	nm	nm	n/a	nm
UK Jewelry	52.2	42.4	23.1	(3.2)	39.2	33.2
Other(3)	(91.7)	(25.1)	(265.3)	—	(25.1)	(265.3)
Total operating income	576.6	570.5	1.1	(3.2)	567.3	1.6
Interest expense, net	(36.0)	(4.0)	(800.0)	—	(4.0)	(800.0)
Income before income taxes	540.6	566.5	(4.6)	(3.2)	563.3	(4.0)
Income taxes	(159.3)	(198.5)	19.7	0.8	(197.7)	19.4
Net income	$381.3	$368.0	3.6%	$(2.4)	$365.6	4.3%
Basic earnings per share	$4.77	$4.59	3.9%	$(0.03)	$4.56	4.6%
Diluted earnings per share	$4.75	$4.56	4.2%	$(0.03)	$4.53	4.9%

(1)	Zale Jewelry includes net operating loss impact of $35.1 million for purchase accounting adjustments.
(2)    Piercing Pagoda includes net operating loss impact of $10.8 million for purchase accounting adjustments.

(3)
Other includes $59.8 million of transaction and integration expenses in Fiscal 2015. Transaction and integration costs include expenses associated with legal, tax, accounting, information technology implementation, consulting and severance.

nm	Not meaningful. As the Company completed the acquisition of Zale Corporation on May 29, 2014, Fiscal 2015 includes Zale Corporation’s results since the date of acquisition.
n/a    Not applicable as Zale division was acquired on May 29, 2014.

(d) Fourth quarter Fiscal 2015 percentage change in results at constant exchange rates

(in millions, except per share amounts)	13 weeks ended January 31, 2015	13 weeks ended February 1, 2014	Change %	Impact of exchange rate movement	13 weeks ended February 1, 2014 change at constant exchange rates (non-GAAP)	13 weeks ended January 31, 2015 change at constant exchange rates (non-GAAP) %
Sales by segment:
Sterling Jewelers	$1,358.3	$1,288.0	5.5%	$—	$1,288.0	5.5%
Zale Jewelry	564.6	n/a	nm	nm	n/a	nm
Piercing Pagoda	72.1	n/a	nm	nm	n/a	nm
UK Jewelry	278.0	272.2	2.1	(14.0)	258.2	7.7
Other	3.4	3.8	(10.5)	—	3.8	(10.5)
Total sales	2,276.4	1,564.0	45.5	(14.0)	1,550.0	46.9
Cost of sales	(1,364.3)	(915.2)	(49.1)	8.8	(906.4)	(50.5)
Gross margin	912.1	648.8	40.6	(5.2)	643.6	41.7
Selling, general and administrative expenses	(634.5)	(425.8)	(49.0)	2.7	(423.1)	(50.0)
Other operating income, net	54.1	47.6	13.7	—	47.6	13.7
Operating income (loss) by segment:
Sterling Jewelers	260.0	227.9	14.1	—	227.9	14.1
Zale Jewelry(1)	32.8	n/a	nm	nm	n/a	nm
Piercing Pagoda(2)	3.3	n/a	nm	nm	n/a	nm
UK Jewelry	53.8	51.7	4.1	(2.6)	49.1	9.6
Other(3)	(18.2)	(9.0)	(102.2)	0.1	(8.9)	(104.5)
Total operating income	331.7	270.6	22.6	(2.5)	268.1	23.7
Interest expense, net	(7.9)	(1.2)	(558.3)	(0.1)	(1.3)	(507.7)
Income before income taxes	323.8	269.4	20.2	(2.6)	266.8	21.4
Income taxes	(95.8)	(94.2)	(1.7)	0.7	(93.5)	(2.5)
Net income	$228.0	$175.2	30.1%	$(1.9)	$173.3	31.6%
Basic earnings per share	$2.85	$2.20	29.5%	$(0.03)	$2.17	31.3%
Diluted earnings per share	$2.84	$2.18	30.3%	$(0.02)	$2.16	31.5%

(1)	Zale Jewelry includes net operating loss impact of $14.7 million for purchase accounting adjustments in Fiscal 2015.
(2)    Piercing Pagoda includes net operating loss impact of $6.1 million for purchase accounting adjustments in Fiscal 2015.

(3)
Other includes $9.2 million of transaction and integration expenses in Fiscal 2015. Transaction and integration costs include expenses associated with legal, tax, accounting, information technology implementation, consulting and severance.

nm	Not meaningful. As the Company completed the acquisition of Zale Corporation on May 29, 2014, Fiscal 2015 includes Zale Corporation’s results since the date of acquisition.
n/a    Not applicable as Zale division was acquired on May 29, 2014.

2. Operating data reflecting the impact of material acquisitions and acquisition-related costs
The below table reflects the impact of costs associated with the acquisition of Zale Corporation, along with certain other accounting adjustments made. Management finds the information useful to analyze the results of the business excluding these items in order to appropriately evaluate the performance of the business without the impact of significant and unusual items. Management views acquisition-related impacts as events that are not necessarily reflective of operational performance during a period. In particular, management believes the consideration of measures that exclude such expenses can assist in the comparison of operational performance in different periods which may or may not include such expenses.

(a) Fiscal 2016 operating data reflecting the impact of acquisition-related costs and accounting adjustments

Fiscal 2016 (in millions, except per share amount and % of sales)	Adjusted Signet		Accounting adjustments(1)	Transaction/Integration costs(2)	Signet consolidated, as reported
Sales	$6,577.4	100.0%	$(27.2)	$—	$6,550.2	100.0%
Cost of sales	(4,101.4)	(62.4)%	(8.4)	—	(4,109.8)	(62.7)%
Gross margin	2,476.0	37.6%	(35.6)	—	2,440.4	37.3%
Selling, general and administrative expenses	(1,917.9)	(29.1)%	9.2	(78.9)	(1,987.6)	(30.4)%
Other operating income, net	250.9	3.8%	—	—	250.9	3.8%
Operating income (loss)	809.0	12.3%	(26.4)	(78.9)	703.7	10.7%
Interest expense, net	(45.9)	(0.7)%	—	—	(45.9)	(0.7)%
Income before income taxes	763.1	11.6%	(26.4)	(78.9)	657.8	10.0%
Income taxes	(216.0)	(3.3)%	9.3	16.8	(189.9)	(2.9)%
Net income (loss)	547.1	8.3%	(17.1)	(62.1)	467.9	7.1%
Diluted earnings per share	$6.86		$(0.21)	$(0.78)	$5.87

(1)
Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to Signet’s Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014, as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $32.2 million and amortization expense of intangibles.

(2)
Transaction and integration costs are primarily attributable to the legal settlement of $34.2 million over appraisal rights, expenses associated with advisor fees for legal, tax, accounting, information technology implementation, consulting, as well as severance costs. These costs are included within Signet’s Other segment.

(b) Fourth quarter Fiscal 2016 operating data reflecting the impact of acquisition-related costs and accounting adjustments

Fourth Quarter Fiscal 2016 (in millions, except per share amount and % of sales)	Adjusted Signet		Accounting adjustments(1)	Transaction/Integration costs(2)	Signet consolidated, as reported
Sales	$2,397.8	100.0%	$(5.2)	$—	$2,392.6	100.0%
Cost of sales	(1,377.1)	(57.4)%	0.5	—	(1,376.6)	(57.5)%
Gross margin	1,020.7	42.6%	(4.7)	—	1,016.0	42.5%
Selling, general and administrative expenses	(666.0)	(27.8)%	(1.5)	(19.1)	(686.6)	(28.7)%
Other operating income, net	63.7	2.6%	—	—	63.7	2.6%
Operating income (loss)	418.4	17.4%	(6.2)	(19.1)	393.1	16.4%
Interest expense, net	(12.1)	(0.5)%	—	—	(12.1)	(0.5)%
Income before income taxes	406.3	16.9%	(6.2)	(19.1)	381.0	15.9%
Income taxes	(117.8)	(4.9)%	1.8	6.9	(109.1)	(4.5)%
Net income (loss)	288.5	12.0%	(4.4)	(12.2)	271.9	11.4%
Diluted earnings per share	$3.63		$(0.06)	$(0.15)	$3.42

(1)
Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to Signet’s Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014, as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the amortization of acquired intangibles.

(2)
Transaction and integration costs include expenses associated with information technology implementations and consulting as well as severance costs to drive synergies. These costs are included within Signet’s Other segment.

(c) Fiscal 2015 operating data reflecting the impact of acquisition-related costs and accounting adjustments

Fiscal 2015 (in millions, except per share amount and % of sales)	Adjusted Signet		Accounting adjustments(1)	Transaction/Integration costs(2)	Signet consolidated, as reported
Sales	$5,769.9	100.0%	$(33.6)	$—	$5,736.3	100.0%
Cost of sales	(3,638.4)	(63.1)%	(23.7)	—	(3,662.1)	(63.8)%
Gross margin	2,131.5	36.9%	(57.3)	—	2,074.2	36.2%
Selling, general and administrative expenses	(1,664.5)	(28.8)%	11.4	(59.8)	(1,712.9)	(29.9)%
Other operating income, net	215.3	3.7%	—	—	215.3	3.7%
Operating income (loss)	682.3	11.8%	(45.9)	(59.8)	576.6	10.0%
Interest expense, net	(36.0)	(0.6)%	—	—	(36.0)	(0.6)%
Income before income taxes	646.3	11.2%	(45.9)	(59.8)	540.6	9.4%
Income taxes	(195.2)	(3.4)%	17.4	18.5	(159.3)	(2.8)%
Net income (loss)	451.1	7.8%	(28.5)	(41.3)	381.3	6.6%
Diluted earnings per share	$5.63		$(0.36)	$(0.51)	$4.75

(1)
Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to Signet’s Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014, as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $32.2 million and amortization expense of intangibles.

(2)
Transaction and integration costs include expenses associated with advisor fees for legal, tax, accounting, information technology implementation and consulting. Severance costs related to Zale and other management changes are also included to conform with current year presentation. These costs are included within Signet’s Other segment.

(d) Fourth quarter Fiscal 2015 operating data reflecting the impact of acquisition-related costs and accounting adjustments

Fourth Quarter Fiscal 2015 (in millions, except per share amount and % of sales)	Adjusted Signet		Accounting adjustments(1)	Transaction/Integration costs(2)	Signet consolidated, as reported
Sales	$2,289.2	100.0%	$(12.8)	$—	$2,276.4	100.0%
Cost of sales	(1,352.3)	(59.1)%	(12.0)	—	(1,364.3)	(59.9)%
Gross margin	936.9	40.9%	(24.8)	—	912.1	40.1%
Selling, general and administrative expenses	(629.3)	(27.5)%	4.0	(9.2)	(634.5)	(27.9)%
Other operating income, net	54.1	2.4%	—	—	54.1	2.4%
Operating income (loss)	361.7	15.8%	(20.8)	(9.2)	331.7	14.6%
Interest expense, net	(10.7)	(0.5)%	2.8	—	(7.9)	(0.4)%
Income before income taxes	351.0	15.3%	(18.0)	(9.2)	323.8	14.2%
Income taxes	(105.4)	(4.6)%	6.8	2.8	(95.8)	(4.2)%
Net income (loss)	245.6	10.7%	(11.2)	(6.4)	228.0	10.0%
Diluted earnings per share	$3.06		$(0.14)	$(0.08)	$2.84

(1)
Includes deferred revenue adjustments related to acquisition accounting which resulted in a reset of deferred revenue associated with extended service plans previously sold by Zale Corporation. Similar to Signet’s Sterling Jewelers division, historically, Zale Corporation deferred the revenue generated by the sale of lifetime warranties and recognized revenue in relation to the pattern of costs expected to be incurred, which included a profit margin on activities related to the initial selling effort. In acquisition accounting, deferred revenue is only recognized when a legal performance obligation is assumed by the acquirer. The fair value of deferred revenue is determined based on the future obligations associated with the outstanding plans at the time of the Acquisition. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014, as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $32.2 million and amortization expense of intangibles.

(2)
Transaction and integration costs include expenses associated with advisor fees for legal, tax, accounting, information technology implementation and consulting. Severance costs related to Zale and other management changes are also included to conform with current year presentation. These costs are included within Signet’s Other segment.

3. Net Cash (Debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	January 30, 2016	January 31, 2015	February 1, 2014
Cash and cash equivalents	$137.7	$193.6	$247.6
Loans and overdrafts	(59.5)	(97.5)	(19.3)
Long-term debt	(1,328.7)	(1,363.8)	—
Net (debt) cash	$(1,250.5)	$(1,267.7)	$228.3

4. Return on Capital Employed Excluding Goodwill (“ROCE”)
ROCE is calculated by dividing the 52 week annual operating income by the average quarterly capital employed and is expressed as a percentage. Capital employed includes accounts and other receivables, inventories, property, plant and equipment, other assets, accounts payable, accrued expenses and other current liabilities, other liabilities, deferred revenue and retirement benefit asset/obligation. This is a key performance indicator used by management for assessing the effective operation of the business and is considered a useful disclosure for investors as it provides a measure of the return on Signet’s operating assets. Further, this metric is utilized in evaluating management performance and incorporated into management’s long-term incentive plan metrics.

	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
ROCE	21.0%	19.5%	25.2%	28.1%	28.6%

5. Free Cash Flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers that this is helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator used by management frequently in evaluating its overall liquidity and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary expenditure.

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net cash provided by operating activities	$443.3	$283.0	$235.5
Purchase of property, plant and equipment	(226.5)	(220.2)	(152.7)
Free cash flow	$216.8	$62.8	$82.8

6. Leverage Ratio
The leverage ratio is a non-GAAP measure calculated by dividing Signet’s adjusted debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheet, plus an adjustment for operating leases (8x annual rent expense), less 70% of outstanding in-house finance receivables recorded in the consolidated balance sheet. Adjusted EBITDAR is a non-GAAP measure. Adjusted EBITDAR is defined as earnings before interest and income taxes (operating income), depreciation and amortization, and non-cash acquisition-related accounting adjustments (“Adjusted EBITDA”) and further excludes rent expense for properties occupied under operating leases, non-cash share-based compensation expense and income earned on receivable balances related to the in-house credit program. Adjusted EBITDA and Adjusted EBITDAR are considered important indicators of operating performance as they exclude the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs and accounting adjustments. Management believes these financial measures are helpful to enhancing investors’ ability to analyze trends in Signet’s business and evaluate Signet’s performance relative to other companies. Management also utilizes these metrics to evaluate its current credit profile, which is a view consistent with rating agency methodologies.

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
Adjusted Debt:
Long-term debt	$1,328.7	$1,363.8	$—	$—	$—
Loans and Overdrafts	59.5	97.5	19.3	—	—
Adjustments:
8x rent expense	4,205.6	3,703.2	2,589.6	2,528.0	2,473.0
70% of financing receivables related to in-house credit program	(1,217.7)	(1,087.1)	(949.2)	(835.0)	(754.2)
Adjusted Debt	$4,376.1	$4,077.4	$1,659.7	$1,693.0	$1,718.8

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
Operating income	$703.7	$576.6	$570.5	$560.5	$507.4
Depreciation and amortization on property, plant and equipment(1)	161.4	140.4	110.2	99.4	92.4
Amortization of definite-lived intangibles(1)(2)	13.9	9.3	—	—	—
Amortization of unfavorable leases and contracts(2)	(28.7)	(23.7)	—	—	—
Other non-cash accounting adjustments(2)	41.2	60.3	—	—	—
Adjusted EBITDA	$891.5	$762.9	$680.7	$659.9	$599.8
Rent expense	525.7	462.9	323.7	316.0	309.1
Share-based compensation expense	16.4	12.1	14.4	15.7	17.0
Finance income from in-house credit program	(252.6)	(217.9)	(186.4)	(159.7)	(125.4)
Adjusted EBITDAR	$1,181.0	$1,020.0	$832.4	$831.9	$800.5
Adjusted Leverage ratio	3.7x	4.0x	2.0x	2.0x	2.1x

(1)
Total amount of depreciation and amortization reflected on the consolidated statement of cash flows for Fiscal 2016 and Fiscal 2015 equals $175.3 million and $149.7 million, respectively which includes $13.9 million and $9.3 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.

(2)	Total net operating loss relating to Acquisition accounting adjustments is $26.4 million and $45.9 million for Fiscal 2016 and Fiscal 2015, respectively, as reflected in the non-GAAP tables above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet’s credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, the impact of stockholder litigation with respect to the acquisition of Zale Corporation and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
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
A number of non-GAAP measures are used by management to analyze and manage the performance of the business. See Item 6 for the required disclosures related to these measures. Signet provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. The Company’s management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with GAAP.
Exchange Translation Impact
The monthly average exchange rates are used to prepare the income statement and are calculated each month from the weekly average exchange rates weighted by sales. In Fiscal 2017, it is anticipated a five percent movement in the British pound to US dollar exchange rate would impact income before income taxes by approximately $3.2 million, while a five percent movement in the Canadian dollar to US dollar exchange rate would have a negligible impact on income before income taxes.
Transactions Affecting Comparability of Results of Operations and Liquidity and Capital Resources
The comparability of the Company’s operating results for Fiscal 2016, Fiscal 2015 and Fiscal 2014 presented herein has been affected by certain transactions, including:

•
The Zale Acquisition that closed on May 29, 2014, as described in Note 3 of Item 8, resulting in Zale contributing 247 days of performance during the year-to-date period of Fiscal 2015 based on the timing of the acquisition;

•	Certain transaction and integration costs;

•	Zale Acquisition financing as described in Note 3 and Note 19 of Item 8, including global financing arrangements; and

•	Certain purchase accounting adjustments.
Fiscal 2016 Overview
Results reflect the addition of Zale Corporation from the date of the Acquisition on May 29, 2014. Same store sales increased 4.1% compared to an increase of 4.1% also in Fiscal 2015; total sales were up 14.2% to $6,550.2 million compared to $5,736.3 million in Fiscal 2015. The current year sales results reflect a full year of Zale which added $1,811.4 million of sales, compared to a partial prior year of $1,215.6 million. Operating margin increased 70 basis points to 10.7% compared to 10.0% in Fiscal 2015. Operating income increased 22.0% to $703.7 million compared to $576.6 million in Fiscal 2015. Diluted earnings per share increased 23.6% to $5.87 compared to $4.75 in Fiscal 2015. Higher profit dollars and the increased operating margin rate were also driven by the continued integration of Zale and investments in field operational and support initiatives to improve efficiencies and leverage operating expense. See “GAAP and Non-GAAP Measures” section in Item 6 for additional information.
Signet’s long-term debt was $1,328.7 million at January 30, 2016 and $1,363.8 million at January 31, 2015. Cash and cash equivalents were $137.7 million and $193.6 million, as of January 30, 2016 and January 31, 2015, respectively. During Fiscal 2016, Signet repurchased approximately 1.0 million shares at an average cost of $127.63 per share, which represented 1.3% of the shares outstanding at the start of Fiscal 2016, as compared to 0.3 million shares repurchased in Fiscal 2015 at an average cost of $103.37.
Drivers of Operating Profitability
The key measures and drivers of operating profitability are:

•	total sales - driven by the change in same store sales and net store selling space;

•	gross margin; and

•	level of selling, general and administrative expenses.
Same Store Sales
Same store sales growth is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year. Sales from stores that have been open for less than 12 months, including acquisitions, are excluded from the comparison until their 12-month anniversary. Sales after the 12-month anniversary are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic area, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Sales to employees are also excluded. Comparisons at divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. eCommerce sales are included in the calculation of same store sales for the period and the comparative figures from the anniversary of the launch of the relevant website. Same store sales exclude the 53rd week in the fiscal year in which it occurs. Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry.
Net Store Selling Space

	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2016
Openings	60	38	10	108
Closures	(24)	(33)	(5)	(62)
Net change in store selling space	5.0%	0.5%	1.5%	3.3%
Fiscal 2015
Openings	75	12	8	95
Closures	(42)	(54)	(3)	(99)
Net change in store selling space	4.9%	n/a	1.8%	48.1%	(1)
Fiscal 2014
Openings	81	n/a	2	83
Closures	(53)	n/a	(20)	(73)
Net change in store selling space	4.8%	n/a	(2.5)%	3.6%
(1)    Excluding Zale division, net change in store selling space for Signet was 4% in Fiscal 2015.
n/a     Not applicable as Zale division was acquired on May 29, 2014. See Note 3 of Item 8 for additional information.

Cost of Sales and Gross Margin
Cost of sales is mostly composed of merchandise costs (net of discounts and allowances). Cost of sales also contains:

•	Occupancy costs such as rent, common area maintenance, depreciation and real estate tax.

•	Net bad debt expense and customers’ late payments primarily under the Sterling Jewelers customer finance program.

•	Store operating expenses such as utilities, displays and merchant credit costs.

•	Distribution costs including freight, processing and inventory shrinkage.
As the classification of cost of sales or selling, general and administrative expenses varies from retailer to retailer and few retailers have in-house customer finance programs, Signet’s gross margin percentage may not be directly comparable to other retailers.
Factors that influence gross margin include pricing, changes in merchandise costs (principally diamonds), changes in non-merchandise components of cost of sales (as described above), changes in sales mix, foreign exchange, gold and currency hedges and the economics of services such as repairs and extended service plans. The price of diamonds varies depending on their size, cut, color and clarity. Demand for diamonds is primarily driven by the manufacture and sale of diamond jewelry and their future price is uncertain. At times, Signet uses gold and currency hedges to reduce its exposure to market volatility in the cost of gold and the pound sterling to the US dollar exchange rate, but it is not able to do so for diamonds. For gold and currencies, the hedging period can extend to 24 months, although the majority of hedge contracts will normally be for a maximum of 12 months.
The percentage mix of the merchandise cost component of cost of sales, based on US dollars, is as follows:

	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2016
Diamonds	53%	39%	15%	45%
Gold	14%	14%	16%	14%
All Other	33%	47%	69%	41%
Fiscal 2015
Diamonds	52%	43%	10%	45%
Gold	15%	16%	15%	15%
All Other	33%	41%	75%	40%
Signet uses an average cost inventory methodology and, as jewelry inventory turns slowly, the impact of movements in the cost of diamonds and gold takes time to be fully reflected in the gross margin. Signet’s inventory turns faster in the fourth quarter than in the other three quarters, therefore, changes in the cost of merchandise are more quickly reflected in the gross margin in that quarter. Furthermore, Signet’s hedging activities result in movements in the purchase cost of merchandise taking some time before being reflected in the gross margin. An increase in inventory turn would accelerate the rate at which commodity costs impact gross margin.
Accounts receivable comprise a large volume of transactions with no one customer representing a significant balance. The net US bad debt expense includes an estimate of the allowance for losses as of the balance sheet date. The allowance is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy, as well as an allowance for those 90 days aged and under based on historical loss information and payment performance. Near the end of the current year, a portion of sales under the Zale banners were financed through our in-house customer programs, however represented an immaterial amount of the Company’s credit sales, receivable balance or bad debt expense.
Selling, General and Administrative Expense (“SGA”)
SGA expense primarily includes store staff and store administrative costs as well as advertising and promotional costs. It also includes field support center expenses such as information technology, credit, finance, eCommerce and other operating expenses not specifically categorized elsewhere in the consolidated income statements.
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

Other Operating Income
Other operating income is predominantly interest income arising from in-house customer finance provided to the customers of the Sterling Jewelers division. Its level is dependent on the rate of interest charged, the credit program selected by the customer and the level of outstanding balances. The level of outstanding balances is primarily dependent on the sales of the Sterling Jewelers division, the proportion of sales that use the in-house customer finance and the monthly collection rate.
Operating Income
To maintain current levels of operating income, Signet needs to achieve same store sales growth sufficient to offset any adverse movement in gross margin, any increase in operating costs, the impact of any immature selling space and any adverse changes in other operating income. Same store sales growth above the level required to offset the factors outlined above allows the business to achieve leverage of its cost base and improve operating income. Slower sales growth or a sales decline would normally result in reduced operating income. When foreseen, Signet may be able to reduce costs to help offset the impact of slow or negative sales growth. A key factor in driving operating income is the level of average sales per store, with higher productivity allowing leverage of expenses incurred in performing store and central functions. The acquisition of Zale, with operating margins lower than that of Signet, caused an overall lower operating margin for Signet.
The impact on operating income of a sharp, unexpected increase or decrease in same store sales performance can be significant. This is particularly so when it occurs in the fourth quarter due to the seasonality of the business. In the medium term, there is more opportunity to adjust costs to the changed sales level, but the time it takes varies depending on the type of cost. An example of where it can take a number of months to adjust costs is expenditure on national network television advertising in the US, where Signet makes most of its commitments for the year ahead during its second quarter. Additionally, while Signet has improved flexibility involving lease costs in recent years as off-mall locations have increased, Signet’s ability to adjust base lease costs is stll limited in the short term (and to a lesser extent the medium term), as leases in US malls are typically for one to ten years, Jared sites for 15-20 years and in the UK for a minimum of five years.
Results of Operations

	Fiscal 2016		Fiscal 2015(1)		Fiscal 2014
(in millions)	$	% of sales	$	% of sales	$	% of sales
Sales	$6,550.2	100.0%	$5,736.3	100.0%	$4,209.2	100.0%
Cost of sales	(4,109.8)	(62.7)	(3,662.1)	(63.8)	(2,628.7)	(62.5)
Gross margin	2,440.4	37.3	2,074.2	36.2	1,580.5	37.5
Selling, general and administrative expenses	(1,987.6)	(30.4)	(1,712.9)	(29.9)	(1,196.7)	(28.4)
Other operating income, net	250.9	3.8	215.3	3.7	186.7	4.4
Operating income	703.7	10.7	576.6	10.0	570.5	13.5
Interest expense, net	(45.9)	(0.7)	(36.0)	(0.6)	(4.0)	(0.1)
Income before income taxes	657.8	10.0	540.6	9.4	566.5	13.4
Income taxes	(189.9)	(2.9)	(159.3)	(2.8)	(198.5)	(4.7)
Net income	$467.9	7.1%	$381.3	6.6%	$368.0	8.7%
(1)    Fiscal 2015 results include Zale Corporation’s performance since the date of acquisition. See Note 3 of Item 8 for additional information.
COMPARISON OF FISCAL 2016 TO FISCAL 2015

•	Same store sales: up 4.1%.

•	Operating income: up 22.0% to $703.7 million. Adjusted(1) operating income: up 18.6% to $809.0 million.

•	Operating margin: increased to 10.7%, up 70 basis points. Adjusted(1) operating margin: up 50 basis points to 12.3%.

•	Diluted earnings per share: up 23.6% to $5.87. Adjusted(1) diluted earnings per share: up 21.8% to $6.86.

(1)
Non-GAAP measure, see Item 6. The Company uses adjusted metrics, which adjust for purchase accounting and costs incurred principally in relation to the Zale Acquisition including transaction and integration expenses.

In Fiscal 2016, Signet’s same store sales increased by 4.1%, compared to an increase of 4.1% in Fiscal 2015. Total sales were $6,550.2 million compared to $5,736.3 million in Fiscal 2015, up $813.9 million or 14.2% compared to an increase of 36.3% in Fiscal 2015. Bridal sales were nearly half of total merchandise sales, down 10 basis points versus prior year due to strong sales of fashion jewelry collections such as Ever Us. eCommerce sales were $359.6 million and 5.5% of sales compared to $283.6 million and 4.9% of sales in Fiscal 2015. The breakdown of Signet’s sales performance is set out in the table below.

	Change from previous year
Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	3.7%	2.2%	5.9%	—%	5.9%	$3,988.7
Zale Jewelry	4.3%					$1,568.2
Piercing Pagoda	7.5%					$243.2
Zale division(4)	4.8%					$1,811.4
UK Jewelry division	4.9%	1.0%	5.9%	(6.7)%	(0.8)%	$737.6
Other(5)	—	nm	nm	—%	nm	$12.5
Signet	4.1%	11.7%	15.8%	(1.6)%	14.2%	$6,550.2
Adjusted Signet(3)						$6,577.4
(1) Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.
(2)    Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure, see Item 6.
(4) Zale division results in the prior year reflect the 247 days of performance subsequent to the acquisition of Zale Corporation as of May 29, 2014.
(5)     Includes sales from Signet’s diamond sourcing initiative.
nm    Not meaningful.
Sterling Jewelers sales
In Fiscal 2016, Sterling Jewelers total sales were up 5.9% to $3,988.7 million compared to $3,765.0 million in Fiscal 2015, and same store sales increased 3.7% compared to an increase of 4.8% in Fiscal 2015. Sales increases were broad based and driven by a combination of factors primarily in Kay Jewelers stores. Growth was led by fashion jewelry such as Ever Us, Diamonds in Rhythm, and non-branded earrings and bracelets. Bridal also grew led by Neil Lane, Vera Wang Love, and non-branded rings. Branded, differentiated, and exclusive (“branded”) merchandise in Sterling Jewelers increased 30 basis points to 32.6% of Sterling Jeweler’s merchandise sales. The average merchandise transaction value increased driven by improved mix with particular strength in diamond jewelry coupled with declines in select lower average selling price point collections such as Charmed Memories. The number of merchandise transactions decreased due to the same dynamic. Mix of merchandise increased for higher-value, less-transactional collections (e.g. Ever Us) in lieu of higher-transactional, lower-value collections (e.g. Charmed Memories). This trend of higher average merchandise transaction value and lower transactions existed for Kay as well as for Sterling Jewelers overall. In Jared, the average merchandise transaction value was flat to prior year and the number of merchandise transactions decreased due to merchandise mix.

	Changes from previous year
Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	5.7%	2.1%	7.8%	$2,530.3
Jared(3)	0.6%	4.4%	5.0%	$1,252.9
Regional brands	(1.2)%	(7.5)%	(8.7)%	$205.5
Sterling Jewelers division	3.7%	2.2%	5.9%	$3,988.7

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal 2016	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Kay	$429	$401	7.0%	4.7%	(2.4)%	2.0%
Jared	$553	$553	—%	0.7%	(0.4)%	4.1%
Regional brands	$425	$407	4.4%	2.2%	(6.0)%	(1.6)%
Sterling Jewelers division	$462	$441	4.8%	3.3%	(2.1)%	2.3%
(1)    Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Zale division sales
As Zale was acquired May 29, 2014, there is no comparable period presented. The Zale division’s Fiscal 2016 sales were $1,811.4 million. Zale Jewelry contributed $1,568.2 million and Piercing Pagoda contributed $243.2 million of revenues. Total Zale division sales included purchase accounting adjustments of $(27.2) million related to a reduction of deferred revenue associated with extended warranty sales. Same store sales increased 4.8%. Similar to Sterling Jewelers, Zale sales growth was led by fashion jewelry particularly in collections that were cross-sold between divisions such as Ever Us and LeVian. Bridal also increased led by Vera Wang Love. Zale division average merchandise transaction value increased 4.6% while the number of transactions were flat. Like Sterling, Zale had greater sales productivity in high-value, lower-transactional collections (e.g. Ever Us). This was especially the case in Piercing Pagoda (average merchandise transaction value up 10.9%; number of transactions down 1.2%) and to a lesser degree at the Zale Jewelry segment (average merchandise transaction value up 2.8%; number of transactions up 1.6%). Branded merchandise was 42.9% of the Zale division’s merchandise sales.

	Change from previous year
Fiscal 2016	Same store sales(1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Zales	5.5%					$1,241.0
Gordon’s	(7.0)%					$78.5
Zale US Jewelry	4.7%					$1,319.5
Peoples	3.4%					$214.8
Mappins	(2.5)%					$33.9
Zale Canada Jewelry	2.6%					$248.7
Total Zale Jewelry	4.3%					$1,568.2
Piercing Pagoda	7.5%					$243.2
Zale division	4.8%					$1,811.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

UK Jewelry sales
In Fiscal 2016, the UK Jewelry division’s total sales were down 0.8% to $737.6 million compared to $743.6 million in Fiscal 2015 and up 5.9% at constant exchange rates (non-GAAP measure, see Item 6). Same store sales increased by 4.9% compared to an increase of 5.3% in Fiscal 2015. Sales performance in the UK Jewelry division was driven by growth in average merchandise transaction value and number of transactions, 2.7% and 1.8% respectively, led by branded diamond jewelry and watches. In H.Samuel, average merchandise transaction value increased 1.4% driven by strong diamond sales. Increases in the number of transactions of 1.9% were influenced by higher sales of beads and Perfect Fit, the entry-level priced engagement ring collection. In Ernest Jones, the average merchandise transaction value and number of transactions increased 6.3% and 1.4%, respectively. The sales mix shifted toward jewelry brands and prestige watches. Transaction increases in Ernest Jones were driven by strength across jewelry and watch categories due in part to new product assortment and new television advertising.

	Change from previous year
Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	2.8%	0.2%	3.0%	(6.5)%	(3.5)%	$375.8
Ernest Jones	7.3%	1.9%	9.2%	(7.0)%	2.2%	$361.8
UK Jewelry division	4.9%	1.0%	5.9%	(6.7)%	(0.8)%	$737.6

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure, see Item 6.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal 2016	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
H.Samuel	£75	£74	1.4%	2.8%	1.9%	1.3%
Ernest Jones	£268	£252	6.3%	(2.4)%	1.4%	9.2%
UK Jewelry division	£115	£112	2.7%	1.9%	1.8%	2.9%
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

Fourth Quarter Sales
In the fourth quarter, Signet’s same store sales were up 4.9%, compared to an increase of 4.2% in the prior year fourth quarter, and total sales increased by 5.1% to $2,392.6 million compared to $2,276.4 million in the prior year fourth quarter. Growth was led by diamond fashion jewelry such as Ever Us, diamond earrings, and diamond bracelets. Bridal sales also increased but at a lesser pace than fashion. eCommerce sales in the fourth quarter were $166.3 million and 7.0% of sales compared to $149.6 million and 6.6% of sales in the prior year fourth quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fourth quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	5.0%	1.9%	6.9%	—%	6.9%	$1,452.5
Zale Jewelry	4.4%	0.8%	5.2%	(3.0)%	2.2%	$577.0
Piercing Pagoda	6.4%	1.9%	8.3%	—%	8.3%	$78.1
Zale division	4.7%	0.9%	5.6%	(2.7)%	2.9%	$655.1
UK Jewelry division	4.7%	1.2%	5.9%	(4.2)%	1.7%	$282.6
Other(4)	—%	nm	nm	—%	nm	$2.4
Signet	4.9%	1.5%	6.4%	(1.3)%	5.1%	$2,392.6
Adjusted Signet(3)						$2,397.8

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure, see Item 6.
(4)     Includes sales from Signet’s diamond sourcing initiative.
nm    Not meaningful.
Sterling Jewelers sales
In the fourth quarter, the Sterling Jewelers division’s total sales were $1,452.5 million compared to $1,358.3 million in the prior year fourth quarter, up 6.9% and same store sales increased 5.0%, compared to an increase of 3.7% in the prior year fourth quarter. Sales increases in the fourth quarter were driven by a combination of factors described below which drove results across our Kay and Jared brands. Sterling Jewelers' average merchandise transaction value increased 6.0% and the number of transactions decreased 2.3%. This was driven principally by strong sales of diamond fashion jewelry and select bridal brands. This was the case at Kay in addition to Sterling Jewelers overall. Jared average merchandise transaction value decreased 3.4% and number of transactions increased 3.5% due to higher sales concentration of lower average merchandise transaction value in diamond fashion assortments. Additionally, several qualitative factors supported overall favorable results across the Sterling Jewelers division including, but not limited to, sales team execution, marketing and credit.

	Change from previous year
Fourth quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	7.4%	1.7%	9.1%	$940.8
Jared(3)	1.4%	3.9%	5.3%	$439.5
Regional brands	(1.8)%	(5.8)%	(7.6)%	$72.2
Sterling Jewelers division	5.0%	1.9%	6.9%	$1,452.5

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)    Includes all sales from stores not open or owned for 12 months.
(3)    Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter of Fiscal 2016	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
Kay	$403	$366	10.1%	5.8%	(3.8)%	(1.7)%
Jared	$488	$505	(3.4)%	2.7%	3.5%	0.1%
Regional brands	$392	$366	7.1%	1.1%	(8.9)%	(2.4)%
Sterling Jewelers division	$425	$401	6.0%	4.7%	(2.3)%	(1.3)%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Zale sales
In the fourth quarter, the Zale division’s total sales were $655.1 million compared to $636.7 million in the prior year fourth quarter, up 2.9% and same store sales increased 4.7%, compared to an increase of 1.5% in the prior year fourth quarter. Zale Jewelry contributed $577.0 million and Piercing Pagoda contributed $78.1 million of revenues, an increase of 2.2% and 8.3%, respectively. Total Zale division sales included purchase accounting adjustments of $(5.2) million and $(12.8) million related to a reduction of deferred revenue associated with extended warranty sales in the fourth quarter of Fiscal 2016 and Fiscal 2015, respectively.
In the Zale Jewelry segment, average merchandise transaction value increased 6.2%, while the number of transactions decreased 2.1%. This was driven principally by strong sales of diamond fashion jewelry and bridal. In the Piercing Pagoda segment, average merchandise transaction value increased 10.0%, while the number of transactions decreased 2.7%. This was driven principally by strong sales of gold and diamond jewelry.

	Change from previous year
Fourth quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	6.3%	1.7%	8.0%	—%	8.0%	$461.2
Gordon’s	(7.5)%	(8.1)%	(15.6)%	—%	(15.6)%	$27.1
Zale US Jewelry	5.4%	0.9%	6.3%	—%	6.3%	$488.3
Peoples	0.3%	0.9%	1.2%	(15.6)%	(14.4)%	$77.0
Mappins	(7.6)%	(2.4)%	(10.0)%	(14.0)%	(24.0)%	$11.7
Zale Canada Jewelry	(0.8)%	0.4%	(0.4)%	(15.4)%	(15.8)%	$88.7
Total Zale Jewelry	4.4%	0.8%	5.2%	(3.0)%	2.2%	$577.0
Piercing Pagoda	6.4%	1.9%	8.3%	—%	8.3%	$78.1
Zale division(4)	4.7%	0.9%	5.6%	(2.7)%	2.9%	$655.1

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure.
(4)     The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

	Average Merchandise Transaction Value(1)(2)			Merchandise Transactions
	Average Value		Change from previous year	Change from previous year
Fourth quarter of Fiscal 2016	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2016
Zales	$418	$394	6.1%	(0.1)%
Gordon’s	$398	$399	(0.3)%	(7.9)%
Peoples(3)	$344	$323	6.5%	(6.7)%
Mappins(3)	$292	$296	(1.4)%	(7.3)%
Total Zale Jewelry	$376	$354	6.2%	(2.1)%
Piercing Pagoda	$55	$50	10.0%	(2.7)%
Zale division	$220	$206	6.8%	(2.4)%
(1)    Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales.

(3) Amounts for Zale Canada Jewelry stores are denominated in Canadian dollars.
UK Jewelry sales
In the fourth quarter, the UK Jewelry division’s total sales were up by 1.7% to $282.6 million compared to $278.0 million in the prior year fourth quarter and up 5.9% at constant exchange rates (non-GAAP measure, see Item 6). Same store sales increased 4.7% compared to an increase of 7.5% in the prior year fourth quarter. Average merchandise transaction value increased 3.7% and the number of transactions increased 1.1%. This was driven principally by strong sales of diamond jewelry and prestige watches in Ernest Jones.
Average merchandise transaction value and the number of transactions increased in H.Samuel 1.4% and 2.0%, respectively, due to strong sales of bridal, beads, and select watches. At Ernest Jones, average merchandise transaction value increased 9.1% and the number of transactions decreased 2.1% due to shift of merchandise mix toward diamond jewelry.

	Change from previous year
Fourth quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	3.0%	0.6%	3.6%	(4.2)%	(0.6)%	$151.2
Ernest Jones(4)	6.6%	2.1%	8.7%	(4.3)%	4.4%	$131.4
UK Jewelry division	4.7%	1.2%	5.9%	(4.2)%	1.7%	$282.6
(1) Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.
(2)    Includes all sales from stores not open for 12 months.
(3)    Non-GAAP measure, see Item 6.
(4)    Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter of Fiscal 2016	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
H.Samuel	£75	£74	1.4%	7.2%	2.0%	(0.8)%
Ernest Jones(3)	£251	£230	9.1%	0.4%	(2.1)%	10.7%
UK Jewelry division	£111	£107	3.7%	7.0%	1.1%	1.5%
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

Cost of Sales and Gross Margin
In Fiscal 2016, gross margin was $2,440.4 million or 37.3% of sales compared to $2,074.2 million or 36.2% of sales in Fiscal 2015. Adjusted gross margin was $2,476.0 million or 37.6% of adjusted sales compared to 36.9% in the prior year (non-GAAP measure, see Item 6). The increase in the adjusted gross margin rate from prior year of 70 basis points was due to improved merchandise margin from commodity costs and synergies, as well as store occupancy cost leverage.

•
The Sterling Jewelers division gross margin dollars increased $107.7 million compared to Fiscal 2015, reflecting increased sales and a gross margin rate improvement of 50 basis points. The gross margin rate expansion was driven by an improvement in the merchandise margin due to favorable commodity costs and store occupancy cost leverage.

•
In the Zale division, gross margin dollars increased $255.6 million compared to Fiscal 2015. Included in gross margin were purchasing accounting adjustments totaling $35.6 million in Fiscal 2016 and $57.3 million in the prior year. Adjusted gross margin dollars increased $233.9 million compared to the prior year (prior year represents a partial year of ownership due to the acquisition date of May 29, 2014), reflecting an adjusted gross margin rate improvement of 170 basis points. Higher sales and synergies favorably affected merchandise margins, distribution costs, and store occupancy. This included initiatives focused on discount controls, vendor terms and allowances, supply chain cost efficiencies and rent savings.

•
In the UK Jewelry division, gross margin dollars increased $3.9 million compared to Fiscal 2015, reflecting gross margin rate improvement of 80 basis points. The increases in dollars and rate were driven principally by leverage on store occupancy.

In the fourth quarter, the consolidated gross margin was $1,016.0 million or 42.5% of sales compared to $912.1 million or 40.1% of sales in the prior year fourth quarter. Adjusted gross margin was $1,020.7 million or 42.6% of adjusted sales compared to 40.9% in the prior year fourth quarter (non-GAAP measure, see Item 6). The increase in the adjusted gross margin rate from prior year of 170 basis points was consistent with the full year, due primarily to gross margin synergies including sourcing and discount controls related mostly to the Zale division, as well as favorable commodity and leverage on store occupancy costs.

•
Gross margin dollars in the Sterling Jewelers division increased $57.4 million compared to the prior year fourth quarter, reflecting higher sales and a gross margin rate increase of 120 basis points. The gross margin rate expansion was driven by an improvement in the merchandise margin due primarily to favorable commodity costs and store occupancy cost leverage.

•
In the Zale division, gross margin dollars increased $41.8 million compared to prior year fourth quarter. Included in gross margin were purchase accounting adjustments totaling $4.7 million in current year fourth quarter compared to $24.8 million in prior year. Adjusted gross margin dollars in the Zale division increased $21.7 million compared to the prior year fourth quarter. The adjusted gross margin rate increased 270 basis points, as synergies favorably affected merchandise margins, distribution costs and store occupancy.

•
In the UK Jewelry division, gross margin dollars increased $4.0 million compared to Fiscal 2015, reflecting a gross margin rate improvement of 80 basis points. The increases in dollars and rate were driven principally by leverage on store occupancy.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for Fiscal 2016 were $1,987.6 million or 30.4% of sales compared to $1,712.9 million or 29.9% of sales in Fiscal 2015, up $274.7 million, which includes a full year of Zale SGA expense, compared to the partial year reported in the prior period due to the timing of the acquisition. In addition, included in SGA were favorable purchase accounting adjustments of $9.2 million offset by transaction and integration costs of $78.9 million, which includes the impact of the legal settlement of $34.2 million over appraisal rights, consulting and internal costs incurred in connection with the integration of Zale acquisition, severance costs and implementation costs incurred in connection with our IT modernization and standardization initiatives. Adjusted SGA was $1,917.9 million or 29.1% of adjusted sales compared to 28.8% in the prior year (non-GAAP measure, see Item 6). The increase in dollars and rate was driven primarily by central costs around product research and development, as well as incremental investments in advertising, IT support and employee benefits.
In the fourth quarter, SGA expense was $686.6 million or 28.7% of sales compared to $634.5 million or 27.9% of sales in the prior year fourth quarter. In addition, included in SGA were purchase accounting adjustments of $1.5 million and transaction and integration costs of $19.1 million, which includes consulting costs incurred in connection with the integration of Zale acquisition, severance costs and implementation costs associated with our IT modernization and standardization initiatives. Adjusted SGA was $666.0 million or 27.8% of adjusted sales compared to 27.5% in the prior year (non-GAAP measure, see Item 6). The 30 basis point increase in SGA rate was driven primarily by an increase in central costs associated with higher information technology recurring expense, product research and development, and harmonization of employee compensation among North America divisions. Partially offsetting these higher central costs was leverage on advertising and store payroll.
Other Operating Income, Net
In Fiscal 2016, other operating income was $250.9 million or 3.8% of sales compared to $215.3 million or 3.7% of sales in Fiscal 2015. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.
Other operating income in the fourth quarter was $63.7 million or 2.6% of sales compared to $54.1 million or 2.4% of sales in the prior year fourth quarter. This increase was also primarily due to higher interest income earned from higher outstanding receivable balances.

Operating Income
In Fiscal 2016, operating income was $703.7 million or 10.7% of sales compared to $576.6 million or 10.0% of sales in Fiscal 2015. Included in operating income were purchase accounting adjustments of $26.4 million and transaction and integration costs of $78.9 million. Adjusted operating income was $809.0 million or 12.3% of adjusted sales compared to 11.8% in the prior year (non-GAAP measure, see Item 6).

	Fiscal 2016		Fiscal 2015
(in millions)	$	% of sales	$	% of sales
Sterling Jewelers division	$718.6	18.0%	$624.3	16.6%
Zale division(1)	52.1	2.9%	(8.2)	(0.7)%
UK Jewelry division	61.5	8.3%	52.2	7.0%
Other(2)	(128.5)	nm	(91.7)	nm
Operating income	$703.7	10.7%	$576.6	10.0%

(1)
Zale division includes net operating loss impact of $26.4 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $78.5 million or 4.3% of sales. The Zale division operating income included $44.3 million from Zale Jewelry or 2.8% of sales and $7.8 million from Piercing Pagoda or 3.2% of sales. In the prior year, Zale division includes net operating loss impact of $45.9 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $37.7 million or 3.0% of sales. The Zale division operating loss included $1.9 million from Zale Jewelry or (0.2)% of sales and $6.3 million from Piercing Pagoda or (4.3)% of sales.

(2)
Other includes $78.9 million and $59.8 million of transaction and integration expenses in Fiscal 2016 and 2015, respectively. Transaction and integration costs include legal settlement of $34.2 million over appraisal rights, and expenses associated with legal, tax, accounting, information technology implementation, consulting and severance.

nm	Not meaningful.
In the fourth quarter, operating income was $393.1 million or 16.4% of sales compared to $331.7 million or 14.6% of sales in prior year fourth quarter. Included in operating income were purchase accounting adjustments of $6.2 million and transaction and integration costs of $19.1 million. Adjusted operating income was $418.4 million or 17.4% of adjusted sales compared to 15.8% in the prior year (non-GAAP measure, see Item 6).

	Fourth Quarter Fiscal 2016		Fourth Quarter Fiscal 2015
(in millions)	$	% of sales	$	% of sales
Sterling Jewelers division	$305.4	21.0%	$260.0	19.1%
Zale division(1)	63.0	9.6%	36.1	5.7%
UK Jewelry division	57.8	20.5%	53.8	19.4%
Other(2)	(33.1)	nm	(18.2)	nm
Operating income	$393.1	16.4%	$331.7	14.6%

(1)
Zale division includes net operating loss impact of $6.2 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $69.2 million or 10.6% of sales. The Zale division operating income included $54.2 million from Zale Jewelry or 9.4% of sales and $8.8 million from Piercing Pagoda or 11.3% of sales. In the prior year fourth quarter, Zale division includes net operating loss impact of $20.8 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $56.9 million or 8.7% of sales. The Zale division operating income included $32.8 million from Zale Jewelry or 5.8% of sales and $3.3 million from Piercing Pagoda or 4.6% of sales.

(2)
Other includes $19.1 million and $9.2 million of transaction and integration expenses in Fiscal 2016 and 2015, respectively. Transaction and integration costs include expenses associated with legal, tax, information technology implementation, consulting and severance.

nm	Not meaningful
Interest Expense, Net
In Fiscal 2016, net interest expense was $45.9 million compared to $36.0 million in Fiscal 2015. The increase in interest expense was driven by the addition of $1.4 billion of debt financing at a weighted average interest rate of 2.6% related to the Zale acquisition, which was outstanding for the full 12 months of Fiscal 2016, versus only a partial year in the prior period.
In the fourth quarter, net interest expense was $12.1 million compared to $7.9 million in the prior year fourth quarter driven by the timing of repayments of our fourth quarter borrowings under our variable rate revolving credit facility, coupled with slightly higher interest rates. Further contributing to the increase was additional expense related to our interest rate hedging instrument which effectively converted a portion of variable-rate debt into fixed-rate debt during the first quarter of Fiscal 2016.
Income Before Income Taxes
For Fiscal 2016, income before income taxes was up 21.7% to $657.8 million or 10.0% of sales compared to $540.6 million or 9.4% of sales in Fiscal 2015.
For the fourth quarter, income before income taxes was up 17.7% to $381.0 million or 15.9% of sales compared to $323.8 million or 14.2% of sales in the prior year fourth quarter.

Income Taxes
Income tax expense for Fiscal 2016 was $189.9 million compared to $159.3 million in Fiscal 2015, with an effective tax rate of 28.9% for Fiscal 2016 compared to 29.5% in Fiscal 2015. This reduction of 60 basis points in Signet’s effective tax rate primarily reflects the full year benefit of Signet’s amended capital structure and financing arrangements utilized to fund the acquisition of Zale Corporation.
In the fourth quarter, income tax expense was $109.1 million compared to $95.8 million in the prior year fourth quarter. The fourth quarter effective tax rate was 28.6% compared to 29.6% in the prior year fourth quarter also driven principally by income mix by jurisdiction and increased effect of Signet’s global financing arrangements.
Net Income
Net income for Fiscal 2016 was up 22.7% to $467.9 million or 7.1% of sales compared to $381.3 million or 6.6% of sales in Fiscal 2015.
For the fourth quarter, net income was up 19.3% to $271.9 million or 11.4% of sales compared to $228.0 million or 10.0% of sales in the prior year fourth quarter.
Earnings Per Share
For Fiscal 2016, diluted earnings per share were $5.87 compared to $4.75 in Fiscal 2015, an increase of 23.6%. Adjusted diluted earnings per share were $6.86 compared to $5.63 in the prior year. The weighted average diluted number of common shares outstanding was 79.7 million compared to 80.2 million in Fiscal 2015. Signet repurchased 1,018,568 shares in Fiscal 2016 compared to 288,393 shares in Fiscal 2015.
For the fourth quarter, diluted earnings per share were $3.42 compared to $2.84 in the prior year fourth quarter, up 20.4%. Adjusted diluted earnings per share were $3.63 compared to $3.06 in the prior year fourth quarter. The weighted average diluted number of common shares outstanding was 79.4 million compared to 80.2 million in the prior year fourth quarter.
Dividends Per Share
In Fiscal 2016, dividends of $0.88 were approved by the Board of Directors compared to $0.72 in Fiscal 2015.

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
(1) Non-GAAP measure, see Item 6. The Company uses adjusted metrics, which adjust for purchase accounting, transaction and integration costs principally in relation to the Zale acquisition to give investors information as to the Company’s results without regard to the expenses associated with the May 2014 acquisition of Zale Corporation and certain severance costs.
In Fiscal 2015, Signet’s same store sales increased by 4.1%, compared to an increase of 4.4% in Fiscal 2014. Total sales were $5,736.3 million compared to $4,209.2 million in Fiscal 2014, up $1,527.1 million or 36.3% compared to an increase of 5.7% in Fiscal 2014. The increase in sales was primarily driven by the addition of the Zale division which added $1,215.6 million of sales, including purchase accounting adjustments related to deferred revenue associated with extended warranty sales. eCommerce sales were $283.6 million, which included $82.0 million of Zale eCommerce sales, compared to $164.1 million in Fiscal 2014. The breakdown of Signet’s sales performance is set out in the table below.

	Change from previous year
Fiscal 2015	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	4.8%	2.2%	7.0%	—%	7.0%	$3,765.0
Zale Jewelry	1.7%					$1,068.7
Piercing Pagoda	0.2%					$146.9
Zale division	1.5%					$1,215.6
UK Jewelry division	5.3%	0.4%	5.7%	2.8%	8.5%	$743.6
Other(5)	—	nm	nm	—%	nm	$12.1
Signet	4.1%	31.6%	35.7%	0.6%	36.3%	$5,736.3
Adjusted Signet(3)						$5,769.9
Adjusted Signet excluding Zale(3)						$4,520.7
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
(5)     Includes sales from Signet’s diamond sourcing initiative.
nm    Not meaningful.
Sterling Jewelers sales
In Fiscal 2015, the Sterling Jewelers division’s total sales were up 7.0% to $3,765.0 million compared to $3,517.6 million in Fiscal 2014, and same store sales increased by 4.8% compared to an increase of 5.2% in Fiscal 2014. Sales increases were driven by a combination of factors which drove results at Kay and Jared. These factors included sales associate execution, compelling merchandise, marketing and credit. The average merchandise transaction value increased in Kay driven by particular strength in branded bridal as well as a decline in sales associated with lower average selling price units. The number of merchandise transactions increased in Kay due to branded bridal, branded fashion diamond collections and watches partially offset by a decline in units of lower average selling price points. In Jared, the average merchandise transaction value was relatively flat to prior year and the number of merchandise transactions increased. Strong branded and non-branded merchandise performance drove transactional increases in Jared. Branded differentiated and exclusive merchandise in Sterling Jewelers increased its participation by 120 basis points to 32.3% of Sterling Jeweler’s merchandise sales.

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

UK Jewelry sales
In Fiscal 2015, the UK Jewelry division’s total sales were up 8.5% to $743.6 million compared to $685.6 million in Fiscal 2014 and up 5.7% at constant exchange rates (non-GAAP measure, see Item 6). Same store sales increased by 5.3% compared to an increase of 1.0% in Fiscal 2014. Sales performance in the UK Jewelry division was primarily driven by an increase in same store sales performance of the business in the fourth quarter. The UK Jewelry division experienced sales growth primarily in bridal and fashion diamond jewelry and fashion watches. The average merchandise transaction value increase in H.Samuel was driven by strong diamond and bridal sales with increases in the number of transactions influenced by higher bead, gold jewelry and watches. The average transaction value declined in Ernest Jones while the number of transactions increased over prior year. Transaction increases in Ernest Jones were driven by broad strength across the merchandise portfolio but with particular strength in fashion watches that also impacted the average transaction value.

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

Zale division sales
As Zale Corporation was acquired May 29, 2014, there is no comparable prior period. The Zale division’s Fiscal 2015 sales were $1,215.6 million. Zale Jewelry contributed $1,068.7 million and Piercing Pagoda contributed $146.9 million of revenues. Total Zale division sales included purchase accounting adjustments of $(33.6) million related to a reduction of deferred revenue associated with extended warranty sales. Same store sales increased 1.5% driven in part by initial synergy initiatives surrounding sales associate training, merchandise assortment and new marketing creative. Merchandise sales were particularly strong in branded bridal and branded diamond fashion in the Zale Jewelry reportable segment. Branded differentiated and exclusive merchandise represented 30.5% of the Zale division’s merchandise sales.

Fiscal 2015	Same store sales	Total sales (in millions)
Zales	1.6%	$800.9
Gordon’s	(2.8)%	$62.3
Zale US Jewelry	1.3%	$863.2
Peoples	4.6%	$174.5
Mappins	(2.3)%	$31.0
Zale Canada Jewelry	3.5%	$205.5
Total Zale Jewelry	1.7%	$1,068.7
Piercing Pagoda	0.2%	$146.9
Zale division(1)	1.5%	$1,215.6
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

	Change from previous year
Fourth quarter of Fiscal 2015	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	3.7%	1.8%	5.5%	—%	5.5%	$1,358.3
Zale Jewelry	3.8%					$564.6
Piercing Pagoda	2.7%					$72.1
Zale division(4)	3.7%					$636.7
UK Jewelry division	7.5%	0.2%	7.7%	(5.6)%	2.1%	$278.0
Other (5)	—%	nm	nm	—%	nm	$3.4
Signet	4.2%	42.7%	46.9%	(1.4)%	45.5%	$2,276.4
Adjusted Signet(3)						$2,289.2
Adjusted Signet excluding Zale(3)						$1,639.7
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
(5)     Includes sales from Signet’s diamond sourcing initiative.
nm    Not meaningful.
Sterling Jewelers sales
In the fourth quarter, the Sterling Jewelers division’s total sales were $1,358.3 million compared to $1,288.0 million in the prior year fourth quarter, up 5.5% and same store sales increased 3.7%, compared to an increase of 4.0% in the prior year fourth quarter. Sales increases in the fourth quarter were driven by a combination of factors which drove results at Kay and Jared. These factors included sales team execution, compelling merchandise, marketing, and credit. The average merchandise transaction value increased in Kay driven by particular strength in bridal as well as a decline in sales associated with lower average selling price units. The number of merchandise transactions declined in Kay primarily due to a decline in units of lower average selling price points. In Jared, the average merchandise transaction value increased due to strong branded and non-branded merchandise performance. The number of merchandise transactions was relatively flat to prior year due to a decline in sales associated with lower average selling price units.

	Change from previous year
Fourth quarter of Fiscal 2015	Same store sales	Non-same store sales, net(1)	Total sales as reported	Total sales (in millions)
Kay	4.6%	2.4%	7.0%	$862.8
Jared(2)	2.6%	3.6%	6.2%	$416.7
Regional brands	0.0%	(11.7)%	(11.7)%	$78.8
Sterling Jewelers division	3.7%	1.8%	5.5%	$1,358.3
(1)    Includes all sales from stores not open or owned for 12 months.

(2)
Includes 33 stores that were converted from regional brands, which consist of 31 Jared Vaults, which operate in outlet centers, and two Jared concept test stores. Reported sales in the prior year have been reclassified to align with current year presentation.

	Average Merchandise Transaction Value				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter of Fiscal 2015	Fiscal 2015	Fiscal 2014(3)	Fiscal 2015	Fiscal 2014 (3)	Fiscal 2015	Fiscal 2014 (3)
Kay	$364	$344	5.8%	2.4%	(1.6)%	1.2%
Jared	$495	$484	2.3%	(4.2)%	0.1%	9.0%
Regional brands	$369	$366	0.8%	6.8%	(2.2)%	(4.5)%
Sterling Jewelers division	$397	$380	4.5%	1.1%	(1.2)%	2.6%
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

UK Jewelry sales
In the fourth quarter, the UK Jewelry division’s total sales were up by 2.1% to $278.0 million compared to $272.2 million in the prior year fourth quarter and up 7.7% at constant exchange rates (non-GAAP measure, see Item 6). Same store sales increased 7.5% compared to an increase of 5.7% in the prior year fourth quarter.  Sales performance in the fourth quarter was primarily driven by branded bridal, fashion diamond jewelry and fashion watches. The average merchandise transaction value increase in H.Samuel was driven by strong diamond and bridal sales with a slight decline in the number of transactions. The average transaction value declined slightly in Ernest Jones while the number of transactions increased over prior year period. Transaction increases in Ernest Jones were driven by broad strength across the merchandise portfolio but with particular strength in fashion watches that also impacted the average transaction value.

	Change from previous year
Fourth quarter of Fiscal 2015	Same store sales	Non-same store sales, net(1)	Total sales at constant exchange rate(2)	Exchange translation impact(2)	Total sales as reported	Total sales (in millions)
H.Samuel	6.0%	(0.3)%	5.7%	(5.3)%	0.4%	$152.1
Ernest Jones(3)	9.3%	0.8%	10.1%	(5.8)%	4.3%	$125.9
UK Jewelry division	7.5%	0.2%	7.7%	(5.6)%	2.1%	$278.0
(1)    Includes all sales from stores not open for 12 months.
(2)     Non-GAAP measure, see Item 6.
(3)     Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter of Fiscal 2015	Fiscal 2015	Fiscal 2014(4)	Fiscal 2015	Fiscal 2014(4)	Fiscal 2015	Fiscal 2014(4)
H.Samuel	£74	£69	7.2%	—%	(0.8)%	3.6%
Ernest Jones(3)	£230	£231	(0.4)%	(2.5)%	11.6%	9.3%
UK Jewelry division	£107	£100	7.0%	—%	1.6%	4.6%
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

Zale sales
As Zale Corporation was acquired May 29, 2014, there is no comparable period presented. The Zale division’s fourth quarter sales were $636.7 million. Zale Jewelry contributed $564.6 million and Piercing Pagoda contributed $72.1 million of revenues. Total Zale division sales included purchase accounting adjustments of $(12.8) million related to a reduction of deferred revenue associated with extended warranty sales. Same store sales increased 3.7% driven in part by initial synergy initiatives surrounding sales associate training, merchandise assortment and new marketing creative. Merchandise sales were particularly strong in branded bridal and branded diamond fashion in the Zale Jewelry reportable segment. Total Zale division sales were driven by branded sales in bridal and fashion in the Zale Jewelry reportable segment.

Fourth quarter of Fiscal 2015	Same store sales	Total sales (in millions)
Zales	3.7%	$427.1
Gordon’s	(2.3)%	$32.1
Zale US Jewelry	3.2%	$459.2
Peoples	7.1%	$90.0
Mappins	3.5%	$15.4
Zale Canada Jewelry	6.6%	$105.4
Total Zale Jewelry	3.8%	$564.6
Piercing Pagoda	2.7%	$72.1
Zale division(1)	3.7%	$636.7
(1)     The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.
Cost of Sales and Gross Margin
In Fiscal 2015, gross margin was $2,074.2 million or 36.2% of sales compared to $1,580.5 million or 37.5% of sales in Fiscal 2014. Adjusted gross margin was $2,131.5 million or 36.9% of adjusted sales (non-GAAP measure, see Item 6). The decrease in the adjusted gross margin rate from prior year of 60 basis points was due to the lower gross margins associated with the Zale division which reduced Signet’s adjusted gross margin rate by 70 basis points. Zale operates with a lower gross margin structure than Sterling Jewelers and represents an area of focus on applying best practices for improvement. The impact of Zale on Signet’s adjusted gross margin rate was partially offset by a higher gross margin rate in the Sterling Jewelers division.

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

In the fourth quarter, the consolidated gross margin was $912.1 million or 40.1% of sales compared to $648.8 million or 41.5% of sales in the prior year fourth quarter. Adjusted gross margin was $936.9 million or 40.9% of adjusted sales (non-GAAP measure, see Item 6). The decrease in the adjusted gross margin rate from prior year of 60 basis points was due to the lower gross margins associated with the Zale division which reduced Signet’s adjusted gross margin rate by 110 basis points.The impact of Zale on Signet’s adjusted gross margin rate was partially offset by a higher gross margin rate in the Sterling Jewelers division.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses for Fiscal 2015 were $1,712.9 million or 29.9% of sales compared to $1,196.7 million or 28.4% of sales in Fiscal 2014, up $516.2 million. The increase was primarily due to the addition of Zale in the current year. In addition, included in SGA were purchase accounting adjustments and transaction and integration costs of $48.4 million, or 0.8% of sales. Adjusted SGA was $1,664.5 million or 28.8% of adjusted sales (non-GAAP measure, see Item 6). The 40 basis points increase in the adjusted SGA rate compared to the prior year comparable period was driven primarily by the Zale division which unfavorably affected Signet’s adjusted SGA rate by 60 basis points. In both Sterling Jewelers and UK Jewelry divisions, SGA in total and expenses associated with store staff costs were leveraged due to higher sales.
In the fourth quarter, SGA expense was $634.5 million or 27.9% of sales compared to $425.8 million or 27.2% of sales in the prior year fourth quarter. The increase was primarily due to the addition of Zale in the current year. In addition, included in SGA were purchase accounting adjustments and transaction and integration costs of $5.2 million, or 0.2% of sales. Adjusted SGA was $629.3 million or 27.5% of adjusted sales. The 30 basis points increase in the adjusted SGA rate compared to the prior year comparable period was driven primarily by the Zale division which unfavorably affected Signet’s adjusted SGA rate by 70 basis points. In both Sterling Jewelers and UK Jewelry divisions, higher sales leveraged SGA.

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
Operating Income
In Fiscal 2015, operating income was $576.6 million or 10.0% of sales compared to $570.5 million or 13.5% of sales in Fiscal 2014. Included in operating income were purchase accounting adjustments and transaction and integration costs of $105.7 million or (1.8)% of sales. Adjusted operating income was $682.3 million or 11.8% of adjusted sales (non-GAAP measure, see Item 6). The Zale division operating income was $37.7 million or 3.0% of Zale division sales excluding purchase accounting adjustments. Excluding Zale operations, operating income would have been $644.6 million or 14.3% of sales (non-GAAP measure, see Item 6).

	Fiscal 2015		Fiscal 2014
(in millions)	$	% of sales	$	% of sales
Sterling Jewelers division	$624.3	16.6%	$553.2	15.7%
UK Jewelry division	52.2	7.0%	42.4	6.2%
Zale division(1)	(8.2)	(0.7)%	n/a	n/a
Other(2)	(91.7)	nm	(25.1)	nm
Operating income	$576.6	10.0%	$570.5	13.5%

(1)
Zale division includes net operating loss impact of $45.9 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $37.7 million or 3.0% of sales. The Zale division operating loss included $1.9 million from Zale Jewelry or (0.2)% of sales and $6.3 million from Piercing Pagoda or (4.3)% of sales.

(2)
Other includes $59.8 million of transaction and integration expense. Transaction and integration costs include expenses associated with severance, advisor fees for legal, tax, accounting, information technology implementation and consulting expenses.

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

	Fourth Quarter Fiscal 2015		Fourth Quarter Fiscal 2014
(in millions)	$	% of sales	$	% of sales
Sterling Jewelers division	$260.0	19.1%	$227.9	17.7%
UK Jewelry division	53.8	19.4%	51.7	19.0%
Zale division(1)	36.1	5.7%	n/a	n/a
Other(2)	(18.2)	nm	(9.0)	nm
Operating income	$331.7	14.6%	$270.6	17.3%

(1)
Zale division includes net operating loss impact of $20.8 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $56.9 million or 8.7% of sales. The Zale division operating income included $32.8 million from Zale Jewelry or 5.8% of sales and $3.3 million from Piercing Pagoda or 4.6% of sales.

(2)
Other includes $9.2 million of transaction and integration expense. Transaction costs include expenses associated with severance, advisor fees for legal, tax, accounting, information technology implementation and consulting expenses.

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
Earnings Per Share
For Fiscal 2015, diluted earnings per share were $4.75 compared to $4.56 in Fiscal 2014, an increase of 4.2%. Adjusted diluted earnings per share were $5.63, which included a contribution of $0.27 per share related to the Zale division and a contribution of $0.12 per share related to Signet’s capital structure, net of incremental financing expense (non-GAAP measure, see Item 6). The weighted average diluted number of common shares outstanding was 80.2 million compared to 80.7 million in Fiscal 2014. Signet repurchased 288,393 shares in Fiscal 2015 compared to 1,557,673 shares in Fiscal 2014.
For the fourth quarter, diluted earnings per share were $2.84 compared to $2.18 in the prior year fourth quarter, up 30.3%. Adjusted diluted earnings per share were $3.06, which included a contribution of $0.43 per share related to the Zale division and a contribution of $0.15 per share related to Signet’s capital structure, net of incremental financing expense (non-GAAP measure, see Item 6). The weighted average diluted number of common shares outstanding was 80.2 million compared to 80.3 million in the prior year fourth quarter.
Dividends Per Share
In Fiscal 2015, dividends of $0.72 were approved by the Board of Directors compared to $0.60 in Fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES
Summary Cash Flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net cash provided by operating activities	$443.3	$283.0	$235.5
Net cash used in investing activities	(228.7)	(1,652.6)	(160.4)
Net cash (used in) provided by financing activities	(266.6)	1,320.9	(124.8)
Decrease in cash and cash equivalents	(52.0)	(48.7)	(49.7)

Cash and cash equivalents at beginning of period	193.6	247.6	301.0
Decrease in cash and cash equivalents	(52.0)	(48.7)	(49.7)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	(5.3)	(3.7)
Cash and cash equivalents at end of period	$137.7	$193.6	$247.6
OVERVIEW
Operating activities provide the primary source of cash and are influenced by a number of factors, such as:

•	net income;

•	changes in the level of inventory as a result of sales and new store growth;

•	changes to accounts receivable driven by the in-house customer finance program metrics including average monthly collection rate and the mix of finance offer participation;

•	changes to accrued expenses including variable compensation; and

•	deferred revenue, reflective of the performance of extended service plan sales.
Other sources of cash include borrowings, issuance of common shares for cash and proceeds from the securitization facility relating to Signet’s Sterling Jewelers finance receivables.
Net Cash Provided By Operating Activities
Signet derives most of its operating cash from net income through the sale of jewelry. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by credit or debit card. Partially offsetting cash via sales are operating expenses. Signet’s largest operating expenses are payroll and related payroll benefits.
Working Capital
Changes to accounts receivable are driven by the Sterling Jewelers division in-house credit program. If a customer makes use of financing provided by the Sterling Jewelers division, the cash is received over time based on terms of the agreement. In Fiscal 2016, 61.5% of the Sterling Jewelers division’s sales were made using customer financing provided by Signet, as compared to 60.5% in Fiscal 2015. The average monthly collection rate from the Sterling Jewelers customer in-house finance receivables was 11.5% as compared to 11.9% in Fiscal 2015. Changes in credit participation and the collection rate impact the level of receivables.
Changes to accounts payable are primarily driven by the timing and amount of merchandise purchased, the mix of merchandise purchased and the relevant payment terms. Signet typically pays for merchandise within 30 days of receipt. Due to the nature of specialty retail jewelry, it is usual for inventory to be held on average for approximately 12 months before it is sold.
Signet’s working capital requirements fluctuate during the year as a result of the seasonal nature of sales, and movements in the British pound and Canadian dollar to US dollar exchange rate. The working capital needs of the business normally decline from January to August, as inventory and accounts receivable decrease from seasonal peaks. As inventory is purchased for the fourth quarter, there is a working capital outflow which reaches its highest levels in mid- to late-November. The peak level of working capital is typically $100 million to $150 million above the typical January to August level, and can be accentuated by new store openings. The working capital position then reverses over the Holiday Season.

The change in inventory is primarily driven by the sales performance of the existing stores, the net change in store space and the seasonal pattern of sales. Other factors which drive changes to inventory include changes in sourcing practices, commodity costs, foreign exchange and merchandise mix. To further enhance product selection, test new jewelry designs and working capital levels, Signet utilizes consignment inventory. The majority of consignment inventory is held in the US, which at January 30, 2016 amounted to $441.9 million as compared to $434.6 million at January 31, 2015. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant supplier without financial or commercial penalties. When Signet sells consignment inventory, it becomes liable to the supplier for the cost of the item. The sale of any such inventory is accounted for on a gross basis (see principal accounting policies, Item 8).
Signet’s working capital is also impacted by movements in deferred revenue associated with the sales of extended service plans sold in Sterling Jewelers and Zale divisions. Movements in deferred revenue reflect the level of divisional sales and the attachment rate of service plan sales. Therefore if sales increase, working capital would be expected to increase. Similarly, a decrease in sales would be expected to result in a reduction in working capital.
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
Investment in new space requires significant investment in working capital, as well as fixed capital investment, due to the inventory turn, and the additional investment required to fund sales in the Sterling Jewelers and Zale divisions utilizing in-house customer finance. Of the total investment required to open a new store in the US, between 50% and 60% is typically accounted for by working capital. New stores are usually opened in the third quarter or early in the fourth quarter of a fiscal year. A reduction in the number of store openings results in the difference between the level of funding required in the first half of a fiscal year and the peak level being lower, while an increase in the number of store openings would have the opposite impact.
Fiscal 2016 Cash Flow Results
In Fiscal 2016, net cash provided by operating activities was $443.3 million as compared to $283.0 million in Fiscal 2015, an increase of $160.3 million. Net income increased by $86.6 million to $467.9 million as compared to $381.3 million in Fiscal 2015, with depreciation and amortization increasing by $25.6 million to $175.3 million as compared to $149.7 million in Fiscal 2015. The primary drivers of cash provided by operating activities in Fiscal 2016 were as follows:

•
Cash used for accounts receivable was $189.8 million compared to $194.6 million in Fiscal 2015, reflecting higher credit sales and a higher credit penetration rate of the Sterling Jewelers division’s in-house customer finance program. Additional drivers of the receivables increase were a slightly lower collection rate and higher mix of guests opting for regular credit terms, which require lower monthly payments and no down payment as opposed to the interest free programs.

•
Cash used for inventory was $46.0 million compared to $121.6 million in Fiscal 2015. The change in inventory cash flows is attributed to the growth in total inventory to $2,453.9 million in Fiscal 2016 compared to $2,439.0 million in Fiscal 2015, noting key drivers were new store growth and increased diamond inventory associated with management’s diamond sourcing initiative. Offsetting these increases were focused management efforts to improve inventory turns, primarily in the Zale division, and the impact of the US dollar strengthening against the British pound and Canadian dollar.

•	Cash used for accounts payable was $6.4 million compared to $23.7 million of cash provided by accounts payable in Fiscal 2015 primarily due to the timing of payments.

•	Cash used for other receivables and other assets was $70.6 million compared to $53.5 million in Fiscal 2015 primarily due to an increase in deferred extended service plan selling costs.

•	Cash provided by accrued expenses and other liabilities was $51.8 million in Fiscal 2016 compared to $64.8 million in Fiscal 2015 primarily due to increased payroll-related accrued expenses.

•
Cash provided by deferred revenue was $76.3 million in Fiscal 2016 compared to $102.3 million in Fiscal 2015. The increase in deferred revenue was primarily driven by higher extended service plan sales in the Sterling Jewelers and Zale divisions.

•	Cash used for income taxes was $25.7 million compared to $1.6 million in Fiscal 2015 due to higher estimated tax payments made in Fiscal 2016 reflecting Signet’s performance.

Cash Used in Investing Activities
Net cash used in investing activities primarily reflect the purchases of property, plant and equipment related to the:

•	rate of space expansion in the US;

•	investment in existing stores, reflecting the level of investment in sales-enhancing technology, and the number of store remodels and relocations carried out; and

•	investment in divisional head offices, systems and information technology software, which include distribution facilities in North America and the UK.
When evaluating new store investment, management uses an investment hurdle rate of a 20% internal rate of return on a pre-tax basis over a five year period, assuming the release of working capital at the end of the five years. Capital expenditure accounts for about 45% of the investment in a new store in the Sterling Jewelers division. The balance is accounted for by investment in inventory and the funding of customer financing. Signet typically carries out a remodel of its stores every 10 years but does have some discretion as to the timing of such expenditure. A remodel is evaluated using the same investment procedures as for a new store. Minor store refurbishments are typically carried out every five years. In addition to store remodels, Signet carries out minor store refurbishments where stores are profitable but do not satisfy the investment hurdle rate required for a full remodel; this is usually associated with a short term lease renewal. Where possible, the investment appraisal approach is also used to evaluate other investment opportunities.
In Fiscal 2016, net cash used in investing activities was $228.7 million, compared to $1,652.6 million. Excluding acquisition activity, capital expenditures in Fiscal 2015 were $223.4 million. The overall increase in capital additions was primarily due to new store and information technology investments in all divisions. In Fiscal 2016, capital expenditures in each division exceeded depreciation and amortization recognized. See table below for additional information regarding capital additions.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
(in millions)
Capital additions in Sterling Jewelers	$141.6	$157.6	$134.2
Capital additions in Zale division	57.9	42.0	n/a
Capital additions in UK Jewelry	26.4	20.2	18.4
Capital additions in Other	0.6	0.4	0.1
Total purchases of property, plant and equipment	$226.5	$220.2	$152.7

Ratio of capital additions to depreciation and amortization in Sterling Jewelers	133.3%	164.7%	151.1%
Ratio of capital additions to depreciation and amortization in Zale division	120.4%	135.5%	n/a
Ratio of capital additions to depreciation and amortization in UK Jewelry	131.3%	91.4%	86.0%
Ratio of capital additions to depreciation and amortization for Signet	129.2%	147.1%	138.6%
n/a    Not applicable as Zale division was acquired on May 29, 2014.
Free Cash Flow
Free cash flow is net cash provided by operating activities less purchases of property, plant and equipment; it is a non-GAAP measure, see Item 6. Free cash flow in Fiscal 2016 was $216.8 million compared to $62.8 million and $82.8 million in Fiscal 2015 and Fiscal 2014, respectively. The increase in free cash flow in Fiscal 2016 compared to Fiscal 2015 was primarily due to growth in profitability and working capital management, primarily through improvements in inventory planning.
Cash Provided By/Used in Financing Activities
The major items within financing activities are discussed below:

Dividends

	Fiscal 2016			Fiscal 2015			Fiscal 2014
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.22	$17.6		$0.18	$14.4		$0.15	$12.1
Second quarter	0.22	17.6		0.18	14.4		0.15	12.1
Third quarter	0.22	17.5		0.18	14.5		0.15	12.0
Fourth quarter	0.22	17.5	(1)	0.18	14.4	(1)	0.15	12.0
Total	$0.88	$70.2		$0.72	$57.7		$0.60	$48.2

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of January 30, 2016 and January 31, 2015, $17.5 million and $14.4 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2016 and Fiscal 2015, respectively.

In addition, on February 26, 2016, Signet’s Board of Directors declared a quarterly dividend of $0.26 per share on its common shares. This dividend will be payable on May 27, 2016 to shareholders of record on April 29, 2016, with an ex-dividend date of April 27, 2016.
Restrictions on dividend payments
Signet has a $400 million senior unsecured multi-currency, multi-year revolving credit facility agreement (the “Credit Facility”) that was entered into in May 2011 and subsequently amended in May 2014 to extend the maturity date to 2019 and to add a new $400 million term loan facility. This credit facility agreement permits the making of dividend payments and stock repurchases so long as the Parent Company (i) is not in default under the agreement, or (ii) if in default at the time of making such dividend repayment or stock repurchase, has no loans outstanding under the agreement or more than $10 million in letters of credit issued under the agreement.
Under Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.
Share repurchase
The Company’s share repurchase activity was as follows:

		Fiscal 2016			Fiscal 2015			Fiscal 2014
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)			(in millions)
2013 Program(1)	$350.0	1,018,568	$130.0	$127.63	288,393	$29.8	$103.37	808,428	54.6	$67.54
2011 Program(2)	$350.0	n/a	n/a	n/a	n/a	n/a	n/a	749,245	$50.1	$66.92
Total		1,018,568	$130.0	$127.63	288,393	$29.8	$103.37	1,557,673	$104.7	$67.24

(1)
On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $135.6 million remaining as of January 30, 2016.

(2)
In October 2011, the Board authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.

n/a	Not applicable.
In February 2016, the Board of Directors authorized an additional $750 million of share repurchases to be executed in a manner that aligns with the Company’s leverage and free cash flow targets.
Proceeds from issuance of common shares
In Fiscal 2016, $5.0 million was received from the issuance of common shares as compared to $6.1 million in Fiscal 2015. Other than equity based compensation awards granted to employees, Signet has not issued shares as a financing activity for more than 10 years.
Movement in Cash and Indebtedness
Net debt was $1,250.5 million as of January 30, 2016 compared to net debt of $1,267.7 million as of January 31, 2015; see non-GAAP measures discussed herein.
Cash and cash equivalents at January 30, 2016 were $137.7 million compared to $193.6 million as of January 31, 2015. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

At January 30, 2016, Signet had $1,388.2 million of outstanding debt, comprised of $398.6 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility, a $365.0 million term loan facility and miscellaneous other items (bank overdrafts and capital leases) totaling $24.6 million. The term loan requires the Company to make scheduled quarterly principal payments over the five-year term. During Fiscal 2016, $25.0 million in principal payments were made. This debt was incurred during the second quarter of Fiscal 2015 to fund the Acquisition. In addition, the Company maintains a $400 million revolving credit facility. At January 30, 2016, there were no outstanding borrowings on the revolving credit facility. During the second quarter of Fiscal 2016, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2017 with all terms substantially the same as the original agreement.
The Company had stand-by letters of credit on the revolving credit facility of $28.8 million and $25.4 million as of January 30, 2016 and January 31, 2015, respectively, that reduce remaining availability under the revolving credit facility.
Capital availability
Signet’s level of borrowings and cash balances fluctuates during the year reflecting the seasonality of its cash flow requirements and business performance. Management believes that cash balances and the committed borrowing facilities (described more fully above) currently available to the business are sufficient for both its present and near term requirements. The following table provides a summary of these items as of January 30, 2016, January 31, 2015 and February 1, 2014:

(in millions)	January 30, 2016	January 31, 2015	February 1, 2014
Working capital(1)	$3,437.0	$3,210.3	$2,467.0
Capitalization:
Long-term debt	1,328.7	1,363.8	—
Shareholder’s equity	3,060.7	2,810.4	2,563.1
Total capitalization	$4,389.4	$4,174.2	$2,563.1
Additional amounts available under credit agreements	$371.2	$374.6	$389.9

(1)
Results reclassified in accordance with Signet’s adoption of Accounting Standards Update 2015-17, which requires the classification of all deferred tax assets and liabilities as non-current. See Note 2 of Item 8 for additional information.

In addition to cash generated from operating activities, during Fiscal 2016, Fiscal 2015 and Fiscal 2014, Signet also had funds available from the credit facilities described below.
Signet has a $400 million senior unsecured multi-currency multi-year revolving credit facility agreement (the “Credit Facility”) that was entered into in May 2011 and subsequently amended in May 2014 to extend the maturity date to 2019 and to add a new $400 million term loan facility. The Credit Facility contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Credit Facility requires that Signet maintain at all times a “Leverage Ratio” (as defined in the agreement) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the agreement) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of Signet for the trailing twelve months.
Credit Rating
The following table provides Signet’s credit ratings as of January 30, 2016:

Rating Agency	Corporate	Senior Unsecured Notes	Outlook
Standard & Poor’s	BBB-	BBB-	Stable
Fitch	BBB-	BBB-	Stable
Moody’s	Baa3	Baa3	Stable
OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
Signet held $441.9 million of consignment inventory which is not recorded on the balance sheet at January 30, 2016, as compared to $434.6 million at January 31, 2015. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.
Contingent property liabilities
At January 30, 2016, approximately 31 UK Jewelry property leases had been assigned by Signet to third parties (and remained unexpired and occupied by assignees at that date) and approximately 17 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its

UK Jewelry subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.
CONTRACTUAL OBLIGATIONS
A summary of operating lease obligations is set out below. These primarily relate to minimum payments due under store lease arrangements. The majority of the store operating leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchant association dues. Additional information regarding Signet’s operating leases is available in Item 2, and Note 24 included in Item 8.
Long-term debt obligations comprise borrowings with an original maturity of greater than one year. It is expected that operating commitments will be funded from future operating cash flows and no additional facilities will be required to meet these obligations.
Contractual obligations as of January 30, 2016

(in millions)	Less than one year	Between one and three years	Between three and five years	More than five years	Total
Long-term debt obligations - Principal(1)	$35.0	$700.0	$230.0	$400.0	$1,365.0
Long-term debt obligations - Interest(2)	36.2	55.5	38.6	65.8	196.1
Operating lease obligations(3)	463.6	715.4	549.1	1,017.5	2,745.6
Capital commitments	28.9	—	—	—	28.9
Pensions	2.6	—	—	—	2.6
Commitment fee payments	0.8	1.1	—	—	1.9
Deferred compensation plan	0.9	6.6	8.1	21.8	37.4
Current income tax	65.7	—	—	—	65.7
Capital lease obligations	0.1	0.1	—	—	0.2
Other long-term liabilities(4)	—	—	—	5.1	5.1
Total	$633.8	$1,478.7	$825.8	$1,510.2	$4,448.5

(1)	Includes principal payments on all long-term debt obligations.

(2)
Includes future interest payments on all long-term debt obligations, inclusive of both fixed- and variable-rate debt. Projected interest costs on variable rate debt were calculated using rates in effect at January 30, 2016. Amounts exclude the amortization of debt discounts, the amortization of loan fees and fees for lines of credit that would be included in interest expense in the consolidated income statements.

(3)
Operating lease obligations relate to minimum payments due under store lease arrangements. Most store operating leases require payment of real estate taxes, insurance and common area maintenance fees. Real estate taxes, insurance and common area maintenance fees were approximately 30% of base rentals for Fiscal 2016. These are not included in the table above. Some operating leases also require additional payments based on a percentage of sales.

(4)
Other long-term liabilities reflect loss reserves related to credit insurance services provided by insurance subsidiaries. We have reflected these payments under “Other,” as the timing of the future payments is dependent on the actual processing of the claims.

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
CRITICAL ACCOUNTING POLICIES
Critical accounting policies covering areas of greater complexity that are subject to the exercise of judgment due to the reliance on key estimates are listed below. A comprehensive listing of Signet’s critical accounting policies are set forth in the financial statements in Item 8.
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
In the second quarter of Fiscal 2016, an operational change related to the Sterling Jewelers division’s extended service plans associated with ring sizing was made to further align Zale and Sterling ESP policies. As a result, revenue from the sale of these lifetime extended service plans in the Sterling Jewelers division is deferred and recognized over 17 years for all plans, with approximately 57% of revenue recognized within the first two years for plans sold on or after May 2, 2015 and 42% of revenue recognized within the first two years for plans sold prior to May 2, 2015 (January 31, 2015: 45%; February 1, 2014: 45%).
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
Deferred revenue related to extended service plans, voucher promotions and other items at the end of Fiscal 2016 was $889.4 million as compared to $811.9 million in Fiscal 2015.
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
Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the undiscounted cash flow is less than the asset’s carrying amount, the impairment charge recognized is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. Property and equipment at stores planned for closure are depreciated over a revised estimate of their useful lives. In Fiscal 2016, the income statement includes a charge of $0.7 million for impairment of assets as compared to $0.8 million in Fiscal 2015. Property, plant and equipment, net, totaled $727.6 million as of January 30, 2016 and $665.9 million as of January 31, 2015. Depreciation and amortization expense for Fiscal 2016 and Fiscal 2015 was $161.4 million and $140.1 million, respectively.
Goodwill and intangibles
In a business combination, the Company estimates and records the fair value of identifiable intangible assets and liabilities acquired. The fair value of these intangible assets and liabilities is estimated based on management’s assessment, including determination of appropriate valuation technique and consideration of any third party appraisals, when necessary. Significant estimates in valuing intangible assets and liabilities acquired include, but are not limited to, future expected cash flows associated with the acquired asset or liability, expected life and discount rates. The excess purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each. Goodwill is evaluated for impairment annually and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any.
The annual testing date for goodwill allocated to the Sterling Jewelers reporting unit is the last day of the fourth quarter. The annual testing date for goodwill allocated to the reporting units associated with the Zale division acquisition and the Other reporting unit is May 31. There have been no goodwill impairment charges recorded during the fiscal periods presented in the consolidated financial statements. If future economic conditions are different than those projected by management, future impairment charges may be required. Goodwill totaled $515.5 million as of January 30, 2016 and $519.2 million as of January 31, 2015.
Intangible assets with definite lives are amortized and reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying amount, the Company recognizes an impairment charge equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. Intangible assets with definite lives, net of accumulated amortization, totaled $25.6 million as of January 30, 2016 and $40.3 million as of January 31, 2015.
Intangible assets with indefinite lives are reviewed for impairment each year in the second quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company first performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any. If future economic conditions are different than those projected by management, future impairment charges may be required. Intangible assets with indefinite lives totaled $402.2 million as of January 30, 2016 and $406.8 million as of January 31, 2015.
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
The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company records a reserve for uncertain tax positions, including interest. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.
Accounts receivable
Accounts receivable are stated at their nominal amounts and primarily include account balances outstanding from Sterling Jewelers division in-house customer finance programs. The finance receivables from the in-house customer finance programs are comprised of a large volume of transactions with no one customer representing a significant balance. The initial acceptance of customer finance arrangements is based on proprietary consumer credit model scores. Subsequent to the initial financed purchase, the Company monitors the credit quality of its customer finance receivable portfolio based on payment activity driving the aging of receivables as well as proprietary models assessing each account’s probability of default. Subsequent to the initial financed purchase, the Company monitors the credit quality of its customer finance receivable portfolio based on payment activity driving the aging of receivables as well as through the use of proprietary behavioral and collection models which assess each account’s probability of default based on performance on their account and regularly refreshed credit bureau attributes.
Accounts receivable under the customer finance programs are presented net of an allowance for uncollectible amounts. This allowance represents management’s estimate of the expected losses in the accounts receivable portfolio as of the balance sheet date, and is calculated using a model that analyzes factors such as delinquency rates and recovery rates. An allowance for amounts 90 days aged and under is established based on historical loss experience and payment performance information. A 100% allowance is made for any amount aged more than 90 days on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy. The recency-aging methodology is based on receipt of qualifying payments which vary depending on the account status. A customer’s account ages each month five days after their due date listed on their statement, allowing for a grace period before collection efforts begin. A qualifying payment can be no less than 75% of the scheduled payment, increasing with the delinquency level. If an account holder is two payments behind, then they must make a full minimum payment to return to current status. If an account holder is three payments behind, then they must make three full payments before returning to a current status. If an account holder is more than three payments behind, then the entire past due amount is required to return to a current status. The allowance calculation is reviewed by management to assess whether, based on economic events, additional analysis is required to appropriately estimate losses inherent in the portfolio.

Allowances for uncollectible amounts are recorded as a charge to cost of sales in the consolidated income statement. Receivables are charged off to the allowance when amounts become more than 120 days aged on the recency method and more than 240 days aged on the contractual method. The allowance at January 30, 2016 was $130.0 million against a gross accounts receivable balance of $1,855.9 million. This compares to an allowance of $113.1 million, or 7.0% of gross accounts receivable, against a gross accounts receivable balance of $1,666.0 million, or 6.8% of gross accounts receivable, at January 31, 2015.
Inventories
Inventories are primarily held for resale and are valued at the lower of cost or market value. Cost is determined using weighted-average cost for all inventories except for inventories held in the Company’s diamond sourcing operations where cost is determined using specific identification. Cost includes charges directly related to bringing inventory to its present location and condition. Such charges would include warehousing, security, distribution and certain buying costs. Market value is defined as estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. Inventory write-downs are recorded for obsolete, slow moving or defective items and shrinkage. Inventory write-downs are equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. Shrinkage is estimated and recorded based on historical physical inventory results, expectations of future inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers. The total inventory reserve at the end of Fiscal 2016 was $43.2 million as compared to $28.4 million at the end of Fiscal 2015. Total inventory at January 30, 2016 was $2,453.9 million as compared to $2,439.0 million at January 31, 2015.
Derivatives and hedge accounting
The Company enters into various types of derivative instruments to mitigate certain risk exposures related to changes in commodity costs and foreign exchange rates. Derivative instruments are recorded in the consolidated balance sheets at fair value, as either assets or liabilities, with an offset to net income or other comprehensive income (“OCI”), depending on whether the derivative qualifies as an effective hedge.
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
The net periodic pension cost of the UK Plan is measured on an actuarial basis using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases, and rates of employee attrition. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed 10% of the greater of plan assets or plan liabilities, Signet amortizes those gains or losses over the average remaining service period of the employees. The net periodic pension cost is charged to selling, general and administrative expenses in the consolidated income statements.
The funded status of the UK Plan is recognized on the balance sheet, and is the difference between the fair value of plan assets and the benefit obligation measured at the balance sheet date. Gains or losses and prior service costs or credits that arise and not included as components of net periodic pension cost are recognized, net of tax, in OCI. The funded status of the UK Plan at January 30, 2016 was a $51.3 million asset as compared to a $37.0 million asset at January 31, 2015.
Accounting changes and recent accounting standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2 in Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Signet is exposed to market risk arising from fluctuations in foreign currency exchange rates, interest rates and precious metal prices, which could affect its consolidated financial position, earnings and cash flows. Signet monitors and manages these market exposures as a fundamental part of its overall risk management program, which recognizes the volatility of financial markets and seeks to reduce the potentially adverse effects of this volatility on Signet’s operating results. Signet manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Signet uses derivative financial instruments as risk management tools and not for trading purposes.
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
A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists of an interest rate swap, forward foreign currency exchange contracts, commodity forward purchase contracts and net zero-cost collar arrangements. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to interest rates, foreign exchange rates and commodity prices is detailed in Note 16 of Item 8.
Foreign Currency Exchange Rate Risk
Approximately 83% of Signet’s total assets were held in entities whose functional currency is the US dollar at January 30, 2016 and generated approximately 85% of its sales and 92% of its operating income in US dollars in Fiscal 2016. All remaining assets, sales and operating income are in UK British pounds and Canadian dollars.
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

Interest Rate Risk
Signet’s interest income or expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding. As of January 30, 2016, a hypothetical 100 basis point increase in interest rates would result in additional annual interest expense of approximately $6.7 million, including the effect of the interest rate swap designated as a cash flow hedge.
Sensitivity Analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.
Fair value changes arising from:

(in millions)	Fair Value January 30, 2016	10 basis point decrease in interest rates	10% depreciation of $ against £	10% depreciation of $ against C$	10% depreciation of gold prices	Fair Value January 31, 2015
Foreign exchange contracts	$0.6	$—	$(1.1)	$(0.2)	$—	$1.1
Commodity contracts	(0.2)	—	—	—	(8.5)	6.3
Interest rate swap	(3.4)	(0.3)	—	—	—	—
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
The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against British pound and Canadian dollar from the levels applicable at January 30, 2016 with all other variables remaining constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Signet Jewelers Limited:
We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (Signet) as of January 30, 2016 and January 31, 2015, and the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of shareholders’ equity for the 52 week periods ended January 30, 2016, January 31, 2015 and February 1, 2014. We also have audited Signet’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Signet’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signet Jewelers Limited and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for the 52 week periods ended January 30, 2016, January 31, 2015 and February 1, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Signet Jewelers Limited maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Cleveland, Ohio
March 24, 2016

SIGNET JEWELERS LIMITED
CONSOLIDATED INCOME STATEMENTS

(in millions, except per share amounts)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Notes
Sales	$6,550.2	$5,736.3	$4,209.2	4
Cost of sales	(4,109.8)	(3,662.1)	(2,628.7)
Gross margin	2,440.4	2,074.2	1,580.5
Selling, general and administrative expenses	(1,987.6)	(1,712.9)	(1,196.7)
Other operating income, net	250.9	215.3	186.7	9
Operating income	703.7	576.6	570.5	4
Interest expense, net	(45.9)	(36.0)	(4.0)
Income before income taxes	657.8	540.6	566.5
Income taxes	(189.9)	(159.3)	(198.5)	8
Net income	$467.9	$381.3	$368.0
Basic earnings per share	$5.89	$4.77	$4.59	5
Diluted earnings per share	$5.87	$4.75	$4.56	5
Basic weighted average common shares outstanding	79.5	79.9	80.2	5
Diluted weighted average common shares outstanding	79.7	80.2	80.7	5
Dividends declared per share	$0.88	$0.72	$0.60	6
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2016			Fiscal 2015			Fiscal 2014
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$467.9			$381.3			$368.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(40.2)	—	(40.2)	(60.6)	—	(60.6)	12.4	—	12.4
Available-for-sale securities:
Unrealized loss on securities, net	(0.7)	0.3	(0.4)	—	—	—	—	—	—
Cash flow hedges:
Unrealized gain (loss)	(17.2)	5.4	(11.8)	9.1	(2.9)	6.2	(33.0)	11.0	(22.0)
Reclassification adjustment for losses to net income	4.9	(1.4)	3.5	18.6	(6.1)	12.5	11.1	(4.4)	6.7
Pension plan:
Actuarial gain (loss)	13.8	(2.9)	10.9	(20.4)	4.6	(15.8)	0.2	—	0.2
Reclassification adjustment to net income for amortization of actuarial losses	3.4	(0.7)	2.7	2.0	(0.4)	1.6	2.3	(0.6)	1.7
Prior service costs	(0.6)	0.1	(0.5)	(0.9)	0.2	(0.7)	(0.9)	0.2	(0.7)
Reclassification adjustment to net income for amortization of net prior service credits	(2.2)	0.5	(1.7)	(1.7)	0.4	(1.3)	(1.5)	0.4	(1.1)
Total other comprehensive (loss) income	$(38.8)	$1.3	$(37.5)	$(53.9)	$(4.2)	$(58.1)	$(9.4)	$6.6	$(2.8)
Total comprehensive income			$430.4			$323.2			$365.2
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amount)	January 30, 2016	January 31, 2015	Notes
Assets		As adjusted	2
Current assets:
Cash and cash equivalents	$137.7	$193.6	1
Accounts receivable, net	1,756.4	1,567.6	10
Other receivables	84.0	63.6
Other current assets	154.4	137.2
Income taxes	3.5	1.8
Inventories	2,453.9	2,439.0	11
Total current assets	4,589.9	4,402.8
Non-current assets:
Property, plant and equipment, net	727.6	665.9	12
Goodwill	515.5	519.2	13
Intangible assets, net	427.8	447.1	13
Other assets	162.3	140.0	14
Deferred tax assets	—	2.3	8
Retirement benefit asset	51.3	37.0	18
Total assets	$6,474.4	$6,214.3
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$59.5	$97.5	19
Accounts payable	269.1	277.7
Accrued expenses and other current liabilities	498.3	482.4	20
Deferred revenue	260.3	248.0	21
Income taxes	65.7	86.9
Total current liabilities	1,152.9	1,192.5
Non-current liabilities:
Long-term debt	1,328.7	1,363.8	19
Other liabilities	230.5	230.2	22
Deferred revenue	629.1	563.9	21
Deferred tax liabilities	72.5	53.5	8
Total liabilities	3,413.7	3,403.9
Commitments and contingencies			24
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 79.4 shares outstanding (2015: 80.3 outstanding)	15.7	15.7	6
Additional paid-in capital	279.9	265.2
Other reserves	0.4	0.4
Treasury shares at cost: 7.8 shares (2015: 6.9 shares)	(495.8)	(370.0)	6
Retained earnings	3,534.6	3,135.7	6
Accumulated other comprehensive loss	(274.1)	(236.6)	7
Total shareholders’ equity	3,060.7	2,810.4
Total liabilities and shareholders’ equity	$6,474.4	$6,214.3
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Cash flows from operating activities:
Net income	$467.9	$381.3	$368.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175.3	149.7	110.2
Amortization of unfavorable leases and contracts	(28.7)	(23.7)	—
Pension benefit	—	(2.4)	(0.5)
Share-based compensation	16.4	12.1	14.4
Deferred taxation	25.0	(47.6)	(20.4)
Excess tax benefit from exercise of share awards	(6.9)	(11.8)	(6.5)
Amortization of debt discount and issuance costs	3.6	7.4	0.4
Other non-cash movements	3.6	2.7	(3.3)
Changes in operating assets and liabilities:
Increase in accounts receivable	(189.8)	(194.6)	(168.3)
Increase in other receivables and other assets	(44.1)	(18.0)	(21.6)
Increase in other current assets	(26.5)	(35.5)	(4.1)
Increase in inventories	(46.0)	(121.6)	(98.4)
(Decrease) increase in accounts payable	(6.4)	23.7	3.2
Increase in accrued expenses and other liabilities	51.8	64.8	8.6
Increase in deferred revenue	76.3	102.3	50.8
(Decrease) increase in income taxes payable	(25.7)	(1.6)	7.9
Pension plan contributions	(2.5)	(4.2)	(4.9)
Net cash provided by operating activities	443.3	283.0	235.5
Investing activities
Purchase of property, plant and equipment	(226.5)	(220.2)	(152.7)
Purchase of available-for-sale securities	(6.2)	(5.7)	—
Proceeds from sale of available-for-sale securities	4.0	2.5	—
Acquisition of Ultra Stores, Inc., net of cash received	—	—	1.4
Acquisition of Zale Corporation, net of cash acquired	—	(1,429.2)	—
Acquisition of diamond polishing factory	—	—	(9.1)
Net cash used in investing activities	(228.7)	(1,652.6)	(160.4)
Financing activities
Dividends paid	(67.1)	(55.3)	(46.0)
Proceeds from issuance of common shares	5.0	6.1	9.3
Excess tax benefit from exercise of share awards	6.9	11.8	6.5
Proceeds from senior notes	—	398.4	—
Proceeds from term loan	—	400.0	—
Repayments of term loan	(25.0)	(10.0)	—
Proceeds from securitization facility	2,303.9	1,941.9	—
Repayments of securitization facility	(2,303.9)	(1,341.9)	—
Proceeds from revolving credit facility	316.0	260.0	57.0
Repayments of revolving credit facility	(316.0)	(260.0)	(57.0)
Payment of debt issuance costs	—	(20.5)	—
Repurchase of common shares	(130.0)	(29.8)	(104.7)
Net settlement of equity based awards	(8.3)	(18.4)	(9.2)
Principal payments under capital lease obligations	(1.0)	(0.8)	—
Proceeds from (repayment of) short-term borrowings	(47.1)	39.4	19.3
Net cash (used in) provided by financing activities	(266.6)	1,320.9	(124.8)
Cash and cash equivalents at beginning of period	193.6	247.6	301.0
Decrease in cash and cash equivalents	(52.0)	(48.7)	(49.7)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	(5.3)	(3.7)
Cash and cash equivalents at end of period	$137.7	$193.6	$247.6

Non-cash investing activities:
Capital expenditures in accounts payable	$9.3	$6.2	$2.0
Supplemental cash flow information:
Interest paid	$41.6	$25.4	$3.5
Income taxes paid	$180.1	$208.8	$211.0
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in- capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at February 2, 2013	$15.7	$246.3	$0.4	$(260.0)	$2,503.2	$(175.7)	$2,329.9
Net income	—	—	—	—	368.0	—	368.0
Other comprehensive loss	—	—	—	—	—	(2.8)	(2.8)
Dividends	—	—	—	—	(48.2)	—	(48.2)
Repurchase of common shares	—	—	—	(104.7)	—	—	(104.7)
Net settlement of equity based awards	—	(1.7)	—	7.1	(8.1)	—	(2.7)
Share options exercised	—	(0.2)	—	11.4	(2.0)	—	9.2
Share-based compensation expense	—	14.4	—	—	—	—	14.4
Balance at February 1, 2014	15.7	258.8	0.4	(346.2)	2,812.9	(178.5)	2,563.1
Net income	—	—	—	—	381.3	—	381.3
Other comprehensive loss	—	—	—	—	—	(58.1)	(58.1)
Dividends	—	—	—	—	(57.7)	—	(57.7)
Repurchase of common shares	—	—	—	(29.8)	—	—	(29.8)
Net settlement of equity based awards	—	(3.0)	—	(3.2)	(0.4)	—	(6.6)
Share options exercised	—	(2.7)	—	9.2	(0.4)	—	6.1
Share-based compensation expense	—	12.1	—	—	—	—	12.1
Balance at January 31, 2015	15.7	265.2	0.4	(370.0)	3,135.7	(236.6)	2,810.4
Net income	—	—	—	—	467.9	—	467.9
Other comprehensive loss	—	—	—	—	—	(37.5)	(37.5)
Dividends	—	—	—	—	(70.2)	—	(70.2)
Repurchase of common shares	—	—	—	(130.0)	—	—	(130.0)
Net settlement of equity based awards	—	(1.5)	—	(1.1)	1.3	—	(1.3)
Share options exercised	—	(0.2)	—	5.3	(0.1)	—	5.0
Share-based compensation expense	—	16.4	—	—	—	—	16.4
Balance at January 30, 2016	$15.7	$279.9	$0.4	$(495.8)	$3,534.6	$(274.1)	$3,060.7
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and critical accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the US, UK and Canada. Signet manages its business as five reportable segments: the Sterling Jewelers division, the Zale division, which consists of the Zale Jewelry and Piercing Pagoda segments, the UK Jewelry division and Other. The “Other” reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 4 for additional discussion of the Company’s segments.
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
(a) Basis of preparation
The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP”) and include the results for the 52 week period ended January 30, 2016 (“Fiscal 2016”), as Signet’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 52 week period ended January 31, 2015 (“Fiscal 2015”) and the 52 week period ended February 1, 2014 (“Fiscal 2014”). Intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
(b) Use of estimates
The preparation of these consolidated financial statements, in conformity with US GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, depreciation and amortization of long-lived assets as well as accounting for business combinations.
The reported results of operations are not indicative of results expected in future periods.
(c) Foreign currency translation
The financial position and operating results of certain foreign operations, including the UK Jewelry division and the Canadian operations of the Zale Jewelry segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within the consolidated income statements, whereas translation adjustments and gains or losses related to intercompany loans of a long-term investment nature are recognized as a component of AOCI.
See Note 7 for additional discussion of the Company’s foreign currency translation.
(d) Revenue recognition
The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the sale price is fixed and determinable, and collectability is reasonably assured. The Company’s revenue streams and their respective accounting treatments are discussed below.
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
Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred. The deferral period for lifetime warranty sales in each division is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets.
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
In the second quarter of Fiscal 2016, an operational change related to the Sterling Jewelers division’s extended service plans associated with ring sizing was made to further align Zale and Sterling ESP policies. As a result, revenue from the sale of these lifetime extended service plans in the Sterling Jewelers division is deferred and recognized over 17 years for all plans, with approximately 57% of revenue recognized within the first two years for plans sold on or after May 2, 2015 and 42% of revenue recognized within the first two years for plans sold prior to May 2, 2015 (January 31, 2015: 45%; February 1, 2014: 45%).
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
Sale vouchers
Certain promotional offers award sale vouchers to customers who make purchases above a certain value, which grant a fixed discount on a future purchase within a stated time frame. The Company accounts for such vouchers by allocating the fair value of the voucher between the initial purchase and the future purchase using the relative-selling-price method. Sale vouchers are not sold on a stand-alone basis. The fair value of the voucher is determined based on the average sales transactions in which the vouchers were issued, when the vouchers are expected to be redeemed and the estimated voucher redemption rate. The fair value allocated to the future purchase is recorded as deferred revenue.
Consignment inventory sales
Sales of consignment inventory are accounted for on a gross sales basis as the Company is the primary obligor providing independent advice, guidance and after-sales service to customers. The products sold from consignment inventory are indistinguishable from other products that are sold to customers and are sold on the same terms. Supplier products are selected at the discretion of the Company. The Company is responsible for determining the selling price, physical security of the products and collections of accounts receivable.
(e) Cost of sales and selling, general and administrative expenses
Cost of sales includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to distribution centers and stores, inventory shrinkage, store operating and occupancy costs, net bad debts and charges for late payments under the in-house customer finance programs. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. Selling, general and administrative expenses include store staff and store administrative costs; centralized administrative expenses, including information technology, credit and eCommerce; advertising and promotional costs and other operating expenses not specifically categorized elsewhere in the consolidated income statements.

Compensation and benefits costs included within cost of sales and selling, general and administrative expenses were as follows:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Wages and salaries	$1,222.8	$1,095.6	$753.3
Payroll taxes	101.1	91.8	65.8
Employee benefit plans expense	17.5	9.6	10.2
Share-based compensation expense	16.4	12.1	14.4
Total compensation and benefits	$1,357.8	$1,209.1	$843.7
(f ) Store opening costs
The opening costs of new locations are expensed as incurred.
(g) Advertising and promotional costs
Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogs and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $384.2 million in Fiscal 2016 (Fiscal 2015: $333.0 million; Fiscal 2014: $253.8 million).
(h) In-house customer finance programs
Sterling Jewelers division operates customer in-house finance programs that allow customers to finance merchandise purchases from its stores. Finance charges are recognized in accordance with the contractual agreements. Gross interest earned is recorded as other operating income in the consolidated income statements. See Note 9 for additional discussion of the Company’s other operating income. In addition to interest-bearing accounts, a portion of credit sales are made using interest-free financing for one year or less, subject to certain conditions.
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
The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company records a reserve for uncertain tax positions, including interest. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.
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
Additional detail regarding the composition of cash and cash equivalents as of January 30, 2016 and January 31, 2015 follows:

(in millions)	January 30, 2016	January 31, 2015
Cash and cash equivalents held in money markets and other accounts	$100.4	$153.5
Cash equivalents from third-party credit card issuers	35.4	38.2
Cash on hand	1.9	1.9
Total cash and cash equivalents	$137.7	$193.6

(k) Accounts receivable
Accounts receivable under the customer finance programs are presented net of an allowance for uncollectible amounts. This allowance represents management’s estimate of the expected losses in the accounts receivable portfolio as of the balance sheet date, and is calculated using a model that analyzes factors such as delinquency rates and recovery rates. An allowance for amounts 90 days aged and under on a recency basis is established based on historical loss experience and payment performance information. A 100% allowance is made for any amount aged more than 90 days on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy.
Signet’s recency method of aging has been in place and unchanged since the inception of the in-house consumer financing program. The delinquency level is measured by the number of days since the last qualifying payment was received, with the qualifying payment increasing with delinquency level. The average minimum scheduled payment on a customer account is 9%. The minimum payment does not decline as the balance declines. These two facts combined (higher scheduled payment requirement and no decline in payment requirement as balance decreases) allow Signet to collect on the receivable significantly faster than other retail/bank card accounts, reducing risk and more quickly freeing up customer open to buy for additional purchases.
See Note 10 for additional discussion of the Company’s accounts receivables.
(l) Inventories
Inventories are primarily held for resale and are valued at the lower of cost or market value. Cost is determined using weighted-average cost for all inventories except for inventories held in the Company’s diamond sourcing operations where cost is determined using specific identification. Cost includes charges directly related to bringing inventory to its present location and condition. Such charges would include warehousing, security, distribution and certain buying costs. Market value is defined as estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. Inventory write-downs are recorded for obsolete, slow moving or defective items and shrinkage. Inventory write-downs are equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. Shrinkage is estimated and recorded based on historical physical inventory results, expectations of future inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers.
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

(o) Goodwill and intangibles
In a business combination, the Company estimates and records the fair value of identifiable intangible assets and liabilities acquired. The fair value of these intangible assets and liabilities is estimated based on management’s assessment, including determination of appropriate valuation technique and consideration of any third party appraisals, when necessary. Significant estimates in valuing intangible assets and liabilities acquired include, but are not limited to, future expected cash flows associated with the acquired asset or liability, expected life and discount rates. The excess purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each. Goodwill is evaluated for impairment annually and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any.
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
(p) Derivatives and hedge accounting
The Company enters into various types of derivative instruments to mitigate certain risk exposures related to changes in commodity costs and foreign exchange rates. Derivative instruments are recorded in the consolidated balance sheets at fair value, as either assets or liabilities, with an offset to net income or other comprehensive income (“OCI”), depending on whether the derivative qualifies as an effective hedge.
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
The net periodic pension cost of the UK Plan is measured on an actuarial basis using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases, and rates of employee attrition. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed 10% of the greater of plan assets or plan liabilities, Signet amortizes those gains or losses over the average remaining service period of the employees. The net periodic pension cost is charged to selling, general and administrative expenses in the consolidated income statements.
The funded status of the UK Plan is recognized on the balance sheet, and is the difference between the fair value of plan assets and the benefit obligation measured at the balance sheet date. Gains or losses and prior service costs or credits that arise and not included as components of net periodic pension cost are recognized, net of tax, in OCI.
Signet also operates a defined contribution plan in the UK and a defined contribution retirement savings plan in the US. Contributions made by Signet to these pension arrangements are charged primarily to selling, general and administrative expenses in the consolidated income statements as incurred.
See Note 18 for additional discussion of the Company’s employee benefits.
(r) Borrowing costs
Borrowings include interest-bearing bank loans, accounts receivable securitization program and bank overdrafts. Borrowing costs are capitalized and amortized into interest expense over the contractual term of the related loan.
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
Share-based compensation is primarily recorded in selling, general and administrative expenses in the consolidated income statements, along with the relevant salary cost.
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
(u) Leases
Signet’s operating leases generally include retail store locations. Certain operating leases include predetermined rent increases, which are charged to the income statement on a straight-line basis over the lease term, including any construction period or other rental holiday. Other amounts paid under operating leases, such as contingent rentals, taxes and common area maintenance, are charged to the income statement as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rentals that are not measurable at inception. These contingent rentals are primarily based on a percentage of sales in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.
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

2. New accounting pronouncements
New accounting pronouncements adopted during the period
Income Taxes
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU No. 2015-17 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Signet adopted ASU 2015-17 during Fiscal 2016 and applied the standard retrospectively. Accordingly, Signet has adjusted the consolidated balance sheet as of January 31, 2015 to reflect the reclassifications required as follows:

	January 31, 2015
(in millions)	As previously reported	As currently reported	Reclassifications
Current assets	$4.5	$—	$(4.5)
Current liabilities	(145.8)	—	145.8
Non-current assets	111.1	2.3	(108.8)
Non-current liabilities	(21.0)	(53.5)	(32.5)
Deferred tax assets (liabilities)	$(51.2)	$(51.2)	$—
New accounting pronouncements to be adopted in future periods
Revenue recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 provides alternative methods of retrospective adoption. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers-Deferral of the Effective Date.” The new guidance defers the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, including interim periods within that annual period. Signet is currently assessing the impact, if any, as well as the available methods of implementation, that the adoption of this accounting pronouncement will have on the Company’s financial position or results of operations.
Share-based compensation
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU No. 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The standard is effective for Signet in the first quarter of Fiscal 2017. Signet does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
Debt issuance costs
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance provides clarity that the SEC would not object to the deferral and presentation of debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU Nos. 2015-03 and 2015-15 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The standard is effective for Signet in the first quarter of Fiscal 2017. At January 30, 2016, Signet had unamortized debt issuance costs, excluding amounts related to the Company’s revolving credit facility agreement, of $9.9 million recorded as assets in the consolidated balance sheets. These amounts are expected to be reclassified as direct deductions from the related long-term debt upon adoption. The Company also expects to continue presenting debt issuance costs relating to its revolving credit facility as an asset.

Inventory
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The new guidance states that inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. Signet is currently assessing the impact, if any, the adoption of this guidance will have on the Company’s financial position or results of operations.
Financial instruments
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance primarily impacts accounting for equity investments and financial liabilities under the fair value option, as well as, the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments will generally be measured at fair value, with subsequent changes in fair value recognized in net income. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Signet does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
Leases
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new guidance primarily impacts lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Signet is currently assessing the impact the adoption of this guidance will have on the Company’s financial position or results of operations.
Liabilities
In March 2016, the FASB issued ASU No. 2016-04, “Liabilities - Extinguishments of Liabilities (Subtopic 405-20).” The new guidance addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. Liabilities related to the sale of prepaid stored-value products within the scope of this update are financial liabilities. ASU 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Signet does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

3. Acquisitions
Zale Corporation
On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation, making the entity a wholly-owned consolidated subsidiary of Signet (the “Zale Acquisition” or “Acquisition”). Under the terms of the Agreement and Plan of Merger, Zale Corporation shareholders received $21 per share in cash for each outstanding share of common stock and the vesting, upon consummation of the Acquisition, of certain outstanding Zale Corporation restricted stock units and stock options, which converted into the right to receive the merger consideration of $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400.0 million of long-term debt, including: (a) $400.0 million of senior unsecured notes due in 2024, (b) $600.0 million of two-year revolving asset-backed variable funding notes, and (c) a $400.0 million five-year senior unsecured term loan facility. See Note 19 for additional information related to the Company’s long-term debt instruments.
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
The excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed was recognized as goodwill. The goodwill attributable to the Acquisition is not deductible for tax purposes. See Note 13 for additional discussion of the Company’s goodwill.
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

•
Exclusion of acquisition-related costs of $58.0 million, which were included in the Company’s results of operations for the year ended January 31, 2015, respectively. Also excluded were costs associated with the unsecured bridge facility discussed in Note 19 of $4.0 million, which were expensed in Fiscal 2015. All amounts were reported within the Other segment.

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

4. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet’s chief operating decision maker utilizes sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its five reportable segments: the Sterling Jewelers division, the Zale division, which consists of the Zale Jewelry and Piercing Pagoda segments, the UK Jewelry division and Other.
The Sterling Jewelers division operates in all 50 US states. Its stores operate nationally in malls and off-mall locations as Kay Jewelers and Kay Jewelers Outlet and regionally under a number of well-established mall-based brands. Destination superstores operate nationwide as Jared The Galleria Of Jewelry (“Jared”) and Jared Vault.
The Zale division operates jewelry stores (Zale Jewelry) and kiosks (Piercing Pagoda), located primarily in shopping malls throughout the US, Canada and Puerto Rico. Zale Jewelry includes national brands Zales Jewelers, Zales Outlet and Peoples Jewellers, along with regional brands Gordon’s Jewelers and Mappins Jewellers. Piercing Pagoda operates through mall-based kiosks.
The UK Jewelry division operates stores in the UK, Republic of Ireland and Channel Islands. Its stores operate in major regional shopping malls and prime “high street” locations (main shopping thoroughfares with high pedestrian traffic) as “H.Samuel,” “Ernest Jones” and “Leslie Davis.”
The Other reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones, that are below the quantifiable threshold for separate disclosure as a reportable segment and unallocated corporate administrative functions.

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sales:
Sterling Jewelers	$3,988.7	$3,765.0	$3,517.6
Zale Jewelry(1)	1,568.2	1,068.7	n/a
Piercing Pagoda	243.2	146.9	n/a
UK Jewelry	737.6	743.6	685.6
Other	12.5	12.1	6.0
Total sales	$6,550.2	$5,736.3	$4,209.2

Operating income (loss):
Sterling Jewelers	$718.6	$624.3	$553.2
Zale Jewelry(2)	44.3	(1.9)	n/a
Piercing Pagoda(3)	7.8	(6.3)	n/a
UK Jewelry	61.5	52.2	42.4
Other(4)	(128.5)	(91.7)	(25.1)
Total operating income	$703.7	$576.6	$570.5

Depreciation and amortization:
Sterling Jewelers	$106.2	$95.7	$88.8
Zale Jewelry	44.8	29.4	n/a
Piercing Pagoda	3.3	1.6	n/a
UK Jewelry	20.1	22.1	21.4
Other	0.9	0.9	—
Total depreciation and amortization	$175.3	$149.7	$110.2

Capital additions:
Sterling Jewelers	$141.6	$157.6	$134.2
Zale Jewelry	47.7	35.1	n/a
Piercing Pagoda	10.2	6.9	n/a
UK Jewelry	26.4	20.2	18.4
Other	0.6	0.4	0.1
Total capital additions	$226.5	$220.2	$152.7
(1)    Includes sales of $248.7 million and $205.5 million generated by Canadian operations in Fiscal 2016 and Fiscal 2015, respectively.

(2)
Includes net operating loss of $23.1 million and $35.1 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the years ended January 30, 2016 and January 31, 2015, respectively. See Note 3 for additional information.

(3)
Includes net operating loss of $3.3 million and $10.8 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the years ended January 30, 2016 and January 31, 2015, respectively. See Note 3 for additional information.

(4)
Includes $78.9 million and $59.8 million of transaction and integration expenses, including the impact of the appraisal rights legal settlement discussed in Note 24, for the years ended January 30, 2016 and January 31, 2015, respectively. Transaction and integration costs include expenses associated with advisor fees for legal, tax, accounting, information technology implementation and consulting services, as well as severance costs related to Zale and other management changes.

n/a Not applicable as Zale division was acquired on May 29, 2014. See Note 3 for additional information.

(in millions)	January 30, 2016	January 31, 2015
Total assets:
Sterling Jewelers	$3,788.0	$3,505.0
Zale Jewelry	1,955.1	1,932.6
Piercing Pagoda	141.8	132.8
UK Jewelry	427.8	413.5
Other	161.7	230.4
Total assets	$6,474.4	$6,214.3

Total long-lived assets:
Sterling Jewelers	$519.7	$488.3
Zale Jewelry	1,013.7	1,014.4
Piercing Pagoda	53.3	46.5
UK Jewelry	75.3	73.8
Other	8.9	9.2
Total long-lived assets	$1,670.9	$1,632.2

Total liabilities:
Sterling Jewelers	$1,982.2	$1,880.6
Zale Jewelry	530.3	543.6
Piercing Pagoda	28.5	47.1
UK Jewelry	132.0	128.1
Other	740.7	804.5
Total liabilities	$3,413.7	$3,403.9

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sales by product:
Diamonds and diamond jewelry	$3,918.1	$3,450.6	$2,552.1
Gold, silver jewelry, other products and services	2,116.4	1,784.5	1,236.9
Watches	515.7	501.2	420.2
Total sales	$6,550.2	$5,736.3	$4,209.2

5. Earnings per share

(in millions, except per share amounts)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net income	$467.9	$381.3	$368.0
Basic weighted average number of shares outstanding	79.5	79.9	80.2
Dilutive effect of share awards	0.2	0.3	0.5
Diluted weighted average number of shares outstanding	79.7	80.2	80.7
Earnings per share – basic	$5.89	$4.77	$4.59
Earnings per share – diluted	$5.87	$4.75	$4.56
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares and restricted stock units issued under the Omnibus Plan and stock options issued under the Share Saving Plans and the Executive Plans. The potential impact is calculated under the treasury stock method. The calculation of fully diluted EPS for Fiscal 2016 excludes share awards of 104,545 shares (Fiscal 2015: 24,378 share awards; Fiscal 2014: 70,447 share awards) on the basis that their effect would be anti-dilutive.

6. Common shares, treasury shares, reserves and dividends
Common shares
The par value of each Common Share is 18 cents. The consideration received for common shares relating to options issued during the year was $5.0 million (Fiscal 2015: $6.1 million; Fiscal 2014: $9.3 million).
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
Treasury shares represent the cost of shares that the Company purchased in the market under the applicable authorized repurchase program, shares forfeited under the Omnibus Incentive Plan and those previously held by the Employee Stock Ownership Trust (“ESOT”) to satisfy options under the Company’s share option plans.
Shares held in treasury by the Company were 7,746,591 and 6,933,684 for Fiscal 2016 and Fiscal 2015, respectively. Shares were reissued in the amounts of 205,661 and 309,305, net of taxes and forfeitures, in Fiscal 2016 and Fiscal 2015, respectively, to satisfy awards outstanding under existing share-based compensation plans. The share repurchase activity is outlined in the table below:

		Fiscal 2016			Fiscal 2015			Fiscal 2014
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
	(in millions)		(in millions)			(in millions)			(in millions)
2013 Program(1)	$350.0	1,018,568	$130.0	$127.63	288,393	29.8	$103.37	808,428	$54.6	$67.54
2011 Program(2)	$350.0	n/a	n/a	n/a	n/a	n/a	n/a	749,245	$50.1	$66.92
Total		1,018,568	$130.0	$127.63	288,393	29.8	$103.37	1,557,673	$104.7	$67.24

(1)
On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $135.6 million remaining as of January 30, 2016.

(2)
In October 2011, the Board authorized the repurchase of up to $300 million of Signet’s common shares (the “2011 Program”), which authorization was subsequently increased to $350 million. The 2011 Program was completed as of May 4, 2013.

n/a	Not applicable.

In February 2016, the Board authorized a new program to repurchase up to $750 million of Signet’s common shares (the “2016 Program”). The 2016 Program may be suspended or discontinued at any time without notice.
Dividends

	Fiscal 2016			Fiscal 2015			Fiscal 2014
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.22	$17.6		$0.18	$14.4		$0.15	$12.1
Second quarter	0.22	17.6		0.18	14.4		0.15	12.1
Third quarter	0.22	17.5		0.18	14.5		0.15	12.0
Fourth quarter	0.22	17.5	(1)	0.18	14.4	(1)	0.15	12.0
Total	$0.88	$70.2		$0.72	$57.7		$0.60	$48.2

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of January 30, 2016 and January 31, 2015, $17.5 million and $14.4 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2016 and Fiscal 2015, respectively.

In addition, on February 26, 2016, Signet’s Board declared a quarterly dividend of $0.26 per share on its common shares. This dividend will be payable on May 27, 2016 to shareholders of record on April 29, 2016, with an ex-dividend date of April 27, 2016.

Other
The principal trading market for the Company’s common shares is the New York Stock Exchange (symbol: SIG). The Company also maintained a standard listing of its common shares on the London Stock Exchange (“LSE”) (symbol: SIG) during Fiscal 2016. On February 16, 2016, the Company filed a voluntary application with the United Kingdom’s Financial Conduct Authority to delist its common shares from the LSE. Common shares of the Company continued to trade on the LSE until close of business on March 15, 2016.
7. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive (loss) income
Balance at February 2, 2013	$(149.4)	$—	$1.0	$(44.4)	$17.1	$(175.7)
OCI before reclassifications	12.4	—	(22.0)	0.2	(0.7)	(10.1)
Amounts reclassified from AOCI to net income	—	—	6.7	1.7	(1.1)	7.3
Net current-period OCI	12.4	—	(15.3)	1.9	(1.8)	(2.8)
Balance at February 1, 2014	$(137.0)	$—	$(14.3)	$(42.5)	$15.3	$(178.5)
OCI before reclassifications	(60.6)	—	6.2	(15.8)	(0.7)	(70.9)
Amounts reclassified from AOCI to net income	—	—	12.5	1.6	(1.3)	12.8
Net current-period OCI	(60.6)	—	18.7	(14.2)	(2.0)	(58.1)
Balance at January 31, 2015	$(197.6)	$—	$4.4	$(56.7)	$13.3	$(236.6)
OCI before reclassifications	(40.2)	(0.4)	(11.8)	10.9	(0.5)	(42.0)
Amounts reclassified from AOCI to net income	—	—	3.5	2.7	(1.7)	4.5
Net current-period OCI	(40.2)	(0.4)	(8.3)	13.6	(2.2)	(37.5)
Balance at January 30, 2016	$(237.8)	$(0.4)	$(3.9)	$(43.1)	$11.1	$(274.1)
 The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.4)	$1.3	$(0.9)	Cost of sales (see Note 16)
Interest rate swaps	2.7	—	—	Interest expense, net (see Note 16)
Commodity contracts	2.6	17.3	12.0	Cost of sales (see Note 16)
Total before income tax	4.9	18.6	11.1
Income taxes	(1.4)	(6.1)	(4.4)
Net of tax	3.5	12.5	6.7

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	3.4	2.0	2.3	Selling, general and administrative expenses(1)
Amortization of unrecognized net prior service credits	(2.2)	(1.7)	(1.5)	Selling, general and administrative expenses(1)
Total before income tax	1.2	0.3	0.8
Income taxes	(0.2)	—	(0.2)
Net of tax	1.0	0.3	0.6

Total reclassifications, net of tax	$4.5	$12.8	$7.3
(1) These items are included in the computation of net periodic pension benefit (cost). See Note 18 for additional information.

8. Income taxes

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Income before income taxes:
– US	$426.1	$380.8	$493.7
– Foreign	231.7	159.8	72.8
Total income before income taxes	$657.8	$540.6	$566.5

Current taxation:
– US	$161.7	$199.5	$211.8
– Foreign	3.5	7.8	7.1
Deferred taxation:
– US	22.3	(47.9)	(22.8)
– Foreign	2.4	(0.1)	2.4
Total income taxes	$189.9	$159.3	$198.5
As the statutory rate of corporation tax in Bermuda is 0%, the differences between the US federal income tax rate and the effective tax rates for Signet have been presented below:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
US federal income tax rates	35.0%	35.0%	35.0%
US state income taxes	2.7%	2.1%	2.5%
Differences between US federal and foreign statutory income tax rates	(0.5)%	(0.8)%	(0.9)%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	0.5%	0.8%	0.6%
Disallowable transaction costs	2.1%	0.7%	—%
Impact of global reinsurance arrangements	(2.4)%	(1.5)%	(0.2)%
Impact of global financing arrangements	(8.7)%	(7.2)%	(1.9)%
Other items	0.2%	0.4%	(0.1)%
Effective tax rate	28.9%	29.5%	35.0%
In Fiscal 2016, Signet’s effective tax rate was lower than the US federal income tax rate primarily due to the impact of Signet’s global reinsurance and financing arrangements utilized to fund the acquisition of Zale. Signet’s future effective tax rate is dependent on changes in the geographic mix of income and the movement in foreign exchange translation rates.
Deferred tax assets (liabilities) consisted of the following:

	January 30, 2016			January 31, 2015
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(156.2)	$(156.2)	$—	$(133.0)	$(133.0)
US property, plant and equipment	—	(73.6)	(73.6)	—	(50.7)	(50.7)
Foreign property, plant and equipment	5.4	—	5.4	7.0	—	7.0
Inventory valuation	—	(252.8)	(252.8)	—	(256.4)	(256.4)
Allowances for doubtful accounts	54.1	—	54.1	46.0	—	46.0
Revenue deferral	188.5	—	188.5	172.7	—	172.7
Derivative instruments	1.6	—	1.6	—	(2.2)	(2.2)
Straight-line lease payments	35.0	—	35.0	31.8	—	31.8
Deferred compensation	13.9	—	13.9	11.1	—	11.1
Retirement benefit obligations	—	(10.3)	(10.3)	—	(7.5)	(7.5)
Share-based compensation	7.4	—	7.4	5.8	—	5.8
Other temporary differences	52.4	—	52.4	49.8	—	49.8
Net operating losses and foreign tax credits	80.6	—	80.6	91.8	—	91.8
Value of foreign capital losses	13.4	—	13.4	15.0	—	15.0
Total gross deferred tax assets (liabilities)	$452.3	$(492.9)	$(40.6)	$431.0	$(449.8)	$(18.8)
Valuation allowance	(31.9)	—	(31.9)	(32.4)	—	(32.4)
Deferred tax assets (liabilities)	$420.4	$(492.9)	$(72.5)	$398.6	$(449.8)	$(51.2)

Disclosed as:
Non-current assets			$—			$2.3
Non-current liabilities			(72.5)			(53.5)
Deferred tax assets (liabilities)			$(72.5)			$(51.2)
As of January 30, 2016, Signet had deferred tax assets associated with net operating loss carry forwards of $56.1 million, which are subject to ownership change limitations rules under Section 382 of the Internal Revenue Code (“IRC”) and various US state regulations, and expire between 2016 and 2033. Deferred tax assets associated with foreign tax credits also subject to Section 382 of the IRC total $13.7 million as of January 30, 2016 which expire between 2016 and 2024 and foreign net operating loss carryforwards of $10.8 million which expire between 2018 and 2036. Additionally, Signet had foreign capital loss carry forward deferred tax assets of $13.4 million (Fiscal 2015: $15.0 million), which are only available to offset future capital gains, if any, over an indefinite period.
The decrease in the total valuation allowance in Fiscal 2016 was $0.5 million (Fiscal 2015: $7.5 million net increase; Fiscal 2014: $0.7 million net decrease). The valuation allowance primarily relates to foreign capital and trading loss carry forwards, foreign tax credits and net operating losses that, in the judgment of management, are not more likely than not to be realized.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of January 30, 2016 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.
Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. Signet is subject to examinations by the US federal and state and Canadian tax authorities for tax years ending after November 1, 2010 and is subject to examination by the UK tax authority for tax years ending after February 1, 2014.
As of January 30, 2016, Signet had approximately $11.4 million of unrecognized tax benefits in respect to uncertain tax positions. The unrecognized tax benefits relate primarily to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. If all of these unrecognized tax benefits were settled in Signet's favor, the effective income tax rate would be favorably impacted by $10.3 million.
Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 30, 2016, Signet had accrued interest of $1.9 million and $0.7 million of accrued penalties.
Over the next twelve months management believes that it is reasonably possible that there could be a reduction of substantially all of the unrecognized tax benefits as of January 30, 2016 due to settlement of the uncertain tax positions with the tax authorities.

The following table summarizes the activity related to unrecognized tax benefits:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Unrecognized tax benefits, beginning of period	$11.4	$4.6	$4.5
Acquired existing unrecognized tax benefits	—	4.3	—
Increases related to current year tax positions	2.0	3.5	0.4
Prior year tax positions:
Increases	—	—	0.2
Decreases	—	(0.1)	—
Cash settlements	—	—	(0.5)
Lapse of statute of limitations	(1.9)	(0.4)	—
Difference on foreign currency translation	(0.1)	(0.5)	—
Unrecognized tax benefits, end of period	$11.4	$11.4	$4.6
9. Other operating income, net

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Interest income from in-house customer finance programs	$252.6	$217.9	$186.4
Other	(1.7)	(2.6)	0.3
Other operating income, net	$250.9	$215.3	$186.7
10. Accounts receivable, net
Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment.

(in millions)	January 30, 2016	January 31, 2015
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,725.9	$1,552.9
Zale customer in-house finance receivables	13.6	—
Other accounts receivable	16.9	14.7
Total accounts receivable, net	$1,756.4	$1,567.6
Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.
During the third quarter of Fiscal 2016, Signet implemented a program to provide in-house credit to customers in the Zale division’s US locations (“second look”). The resulting accounts receivable balance and allowance for doubtful accounts was immaterial as of January 30, 2016. The credit function for the Zale division was outsourced during Fiscal 2015 and, as such, no accounts receivable exist as of January 31, 2015.
Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $14.1 million (Fiscal 2015: $13.7 million), with a corresponding valuation allowance of $0.5 million (Fiscal 2015: $0.5 million).
The allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Beginning balance:	$(113.1)	$(97.8)	$(87.7)
Charge-offs	173.6	144.7	128.2
Recoveries	35.3	27.5	26.0
Provision	(225.8)	(187.5)	(164.3)
Ending balance	$(130.0)	$(113.1)	$(97.8)
Ending receivable balance evaluated for impairment	1,855.9	1,666.0	1,453.8
Sterling Jewelers customer in-house finance receivables, net	$1,725.9	$1,552.9	$1,356.0

Net bad debt expense is defined as the provision expense less recoveries.
Credit quality indicator and age analysis of past due Sterling Jewelers customer in-house finance receivables are shown below:

	January 30, 2016		January 31, 2015		February 1, 2014
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$1,473.0	$(45.4)	$1,332.2	$(41.1)	$1,170.4	$(36.3)
Past due, aged 31 – 60 days	259.6	(8.3)	230.2	(7.5)	195.7	(6.4)
Past due, aged 61 – 90 days	49.2	(2.2)	40.9	(1.8)	34.2	(1.6)
Non Performing:
Past due, aged more than 90 days	74.1	(74.1)	62.7	(62.7)	53.5	(53.5)
	$1,855.9	$(130.0)	$1,666.0	$(113.1)	$1,453.8	$(97.8)

	January 30, 2016		January 31, 2015		February 1, 2014
(as a percentage of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	79.4%	3.1%	80.0%	3.1%	80.5%	3.1%
Past due, aged 31 – 60 days	14.0%	3.2%	13.8%	3.3%	13.5%	3.3%
Past due, aged 61 – 90 days	2.6%	4.5%	2.4%	4.4%	2.3%	4.7%
Non Performing:
Past due, aged more than 90 days	4.0%	100.0%	3.8%	100.0%	3.7%	100.0%
	100.0%	7.0%	100.0%	6.8%	100.0%	6.7%
Securitized credit card receivables
The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust established on May 15, 2014. See Note 19 for additional information regarding this asset-backed securitization facility.
11. Inventories
Signet held $441.9 million of consignment inventory at January 30, 2016 (January 31, 2015: $434.6 million), which is not recorded on the balance sheet. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory prices prior to sale.
The following table summarizes the details of the Company’s inventory:

(in millions)	January 30, 2016	January 31, 2015
Raw materials	$81.8	$75.2
Finished goods	2,372.1	2,363.8
Total inventories	$2,453.9	$2,439.0

Inventory reserves

(in millions)	Balance at beginning of period	Charged to profit	Utilized(1)	Balance at end of period
Fiscal 2014	$23.4	$33.3	$(40.4)	$16.3
Fiscal 2015	16.3	44.6	(32.5)	28.4
Fiscal 2016	$28.4	$87.6	$(72.8)	$43.2
(1) Includes the impact of foreign exchange translation between opening and closing balance sheet dates.
12. Property, plant and equipment, net

(in millions)	January 30, 2016	January 31, 2015
Land and buildings	$34.7	$36.0
Leasehold improvements	591.7	556.4
Furniture and fixtures	688.7	596.6
Equipment, including software	315.5	278.6
Construction in progress	46.2	50.4
Total	$1,676.8	$1,518.0
Accumulated depreciation and amortization	(949.2)	(852.1)
Property, plant and equipment, net	$727.6	$665.9
Depreciation and amortization expense for Fiscal 2016 was $161.4 million (Fiscal 2015: $140.1 million; Fiscal 2014: $110.2 million). The expense for Fiscal 2016 includes $0.7 million (Fiscal 2015: $0.8 million; Fiscal 2014: $0.7 million) for the impairment of assets.
13. Goodwill and intangibles
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at February 1, 2014	23.2	—	—	—	3.6	26.8
Acquisitions	—	499.4	—	—	—	499.4
Impact of foreign exchange	—	(7.0)	—	—	—	(7.0)
Balance at January 31, 2015	23.2	492.4	—	—	3.6	519.2
Impact of foreign exchange	—	(3.7)	—	—	—	(3.7)
Balance at January 30, 2016	$23.2	$488.7	$—	$—	$3.6	$515.5
There have been no goodwill impairment losses recognized during Fiscal 2016 and Fiscal 2015. If future economic conditions are different than those projected by management, future impairment charges may be required.
Intangibles
Intangible assets with indefinite and definite lives represent Zale trade names and favorable leases acquired, while intangible liabilities with definite lives represent unfavorable leases and contract rights acquired in the Zale Acquisition. See Note 3 for additional information. No other intangible assets or liabilities were recognized prior to the acquisition of Zale Corporation on May 29, 2014. As of January 30, 2016, the remaining weighted-average amortization period for acquired definite-lived intangible assets and liabilities was 2 years and 5 years, respectively. The following table provides additional detail regarding the composition of intangible assets and liabilities.

		January 30, 2016			January 31, 2015
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.4	$(0.5)	$0.9	$1.5	$(0.2)	$1.3
Favorable leases	Intangible assets, net	47.0	(22.3)	24.7	48.1	(9.1)	39.0
Total definite-lived intangible assets		48.4	(22.8)	25.6	49.6	(9.3)	40.3
Indefinite-lived trade names	Intangible assets, net	402.2	—	402.2	406.8	—	406.8
Total intangible assets, net		$450.6	$(22.8)	$427.8	$456.4	$(9.3)	$447.1

Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(47.7)	$23.7	$(24.0)	$(48.7)	$9.7	$(39.0)
Unfavorable contracts	Other liabilities	$(65.6)	$28.1	$(37.5)	$(65.6)	$13.8	$(51.8)
Total intangible liabilities, net		$(113.3)	$51.8	$(61.5)	$(114.3)	$23.5	$(90.8)
Amortization expense relating to the intangible assets was $13.9 million and $9.6 million in Fiscal 2016 and Fiscal 2015, respectively. As the Acquisition occurred on May 29, 2014, there was no amortization expense relating to intangible assets in Fiscal 2014. The expected future amortization expense for intangible assets recorded at January 30, 2016 follows:

(in millions)	Trade names	Favorable leases	Total
2017	$0.3	$13.4	$13.7
2018	0.3	8.8	9.1
2019	0.2	2.3	2.5
2020	0.1	0.2	0.3
2021	—	—	—
Thereafter	—	—	—
Total	$0.9	$24.7	$25.6
The unfavorable leases and unfavorable contracts are classified as a liability and recognized over the term of the underlying lease or contract. Amortization relating to the intangible liabilities was $28.7 million and $23.7 million in Fiscal 2016 and Fiscal 2015, respectively. As the Acquisition occurred on May 29. 2014, there was no amortization relating to intangible liabilities in Fiscal 2014. Expected future amortization for intangible liabilities recorded at January 30, 2016 follows:

(in millions)	Unfavorable leases	Unfavorable contracts	Total
2017	$(14.1)	$(5.4)	$(19.5)
2018	(7.5)	(5.4)	(12.9)
2019	(2.1)	(5.4)	(7.5)
2020	(0.3)	(5.4)	(5.7)
2021	—	(5.4)	(5.4)
Thereafter	—	(10.5)	(10.5)
Total	$(24.0)	$(37.5)	$(61.5)

14. Other assets

(in millions)	January 30, 2016	January 31, 2015
Deferred extended service plan selling costs	$79.4	$69.7
Investments(1)	26.8	25.2
Other assets	56.1	45.1
Total other assets	$162.3	$140.0
(1) See Note 15 for additional detail.
In addition, other current assets include deferred direct selling costs in relation to the sale of ESP of $26.4 million as of January 30, 2016 (January 31, 2015: $24.9 million).
15. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	January 30, 2016			January 31, 2015
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$9.2	$(0.4)	$8.8	$9.7	$(0.1)	$9.6
US government agency securities	4.0	—	4.0	1.4	—	1.4
Corporate bonds and notes	10.8	—	10.8	10.6	0.2	10.8
Corporate equity securities	3.5	(0.3)	3.2	3.5	(0.1)	3.4
Total investments	$27.5	$(0.7)	$26.8	$25.2	$—	$25.2
Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during Fiscal 2016 and Fiscal 2015. Investments with a carrying value of $7.1 million and $7.2 million were on deposit with various state insurance departments at January 30, 2016 and January 31, 2015, respectively, as required by law.
Investments in debt securities outstanding as of January 30, 2016 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$4.8	$4.6
Year two through year five	11.1	11.0
Year six through year ten	8.0	8.0
After ten years	0.1	—
Total investment in debt securities	$24.0	$23.6
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
Market risk
Signet generates revenues and incurs expenses in US dollars, Canadian dollars and British pounds. As a portion of UK Jewelry purchases and purchases made by the Canadian operations of the Zale division are denominated in US dollars, Signet enters into forward foreign currency exchange contracts, foreign currency option contracts and foreign currency swaps to manage these exposures to the US dollar.
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
The main external sources of financing are a senior unsecured credit facility, senior unsecured notes and securitized credit card receivables, as described in Note 19.
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
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of January 30, 2016 was $10.7 million (January 31, 2015: $23.5 million). These contracts have been designated as cash flow hedges and will be settled over the next 6 months (January 31, 2015: 12 months).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of January 30, 2016 was $32.0 million (January 31, 2015: $40.3 million).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of January 30, 2016 was for approximately 76,000 ounces of gold (January 31, 2015: 81,000 ounces). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 31, 2015: 11 months).

The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of January 30, 2016, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	January 30, 2016	January 31, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.8	$1.0
Commodity contracts	Other current assets	0.6	6.3
		1.4	7.3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	0.1
Total derivative assets		$1.4	$7.4

	Fair value of derivative liabilities
(in millions)	Balance sheet location	January 30, 2016	January 31, 2015
Derivatives designated as hedging instruments:
Commodity contracts	Other current liabilities	(0.8)	—
Interest rate swaps	Other liabilities	(3.4)	—
		(4.2)	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.2)	—
Total derivative liabilities		$(4.4)	$—
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	January 30, 2016	January 31, 2015
Foreign currency contracts	$1.4	$0.9
Commodity contracts	(3.7)	5.7
Interest rate swaps	(3.4)	—
Total	$(5.7)	$6.6

The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the consolidated income statements:
Foreign currency contracts

(in millions)	Income statement caption	Fiscal 2016	Fiscal 2015
Gains (losses) recorded in AOCI, beginning of period		$0.9	$(2.3)
Current period gains recognized in OCI		0.9	1.9
(Gains) losses reclassified from AOCI to net (loss) income	Cost of sales	(0.4)	1.3
Gains recorded in AOCI, end of period		$1.4	$0.9

Commodity contracts

(in millions)	Income statement caption	Fiscal 2016	Fiscal 2015
Gains (losses) recorded in AOCI, beginning of period		$5.7	$(18.8)
Current period (losses) gains recognized in OCI		(12.0)	7.2
Losses reclassified from AOCI to net (loss) income	Cost of sales	2.6	17.3
(Losses) gains recorded in AOCI, end of period		$(3.7)	$5.7
Interest rate swaps

(in millions)	Income statement caption	Fiscal 2016	Fiscal 2015
Gains (losses) recorded in AOCI, beginning of period		$—	$—
Current period losses recognized in OCI		(6.1)	—
Losses reclassified from AOCI to net income	Interest expense, net	2.7	—
Losses recorded in AOCI, end of period		$(3.4)	$—
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships during Fiscal 2016 and Fiscal 2015. Based on current valuations, the Company expects approximately $4.9 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the consolidated income statements:

	Income statement caption	Amount of gain (loss) recognized in income
(in millions)		Fiscal 2016	Fiscal 2015
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$(4.5)	$0.6
Total		$(4.5)	$0.6
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

	January 30, 2016			January 31, 2015
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$8.8	$8.8	$—	$9.6	$9.6	$—
Corporate equity securities	3.2	3.2	—	3.4	3.4	—
Foreign currency contracts	0.8	—	0.8	1.1	—	1.1
Commodity contracts	0.6	—	0.6	6.3	—	6.3
US government agency securities	4.0	—	4.0	1.4	—	1.4
Corporate bonds and notes	10.8	—	10.8	10.8	—	10.8
Total Assets	$28.2	$12.0	$16.2	$32.6	$13.0	$19.6

Liabilities:
Foreign currency contracts	$(0.2)	$—	$(0.2)	$—	$—	$—
Commodity contracts	(0.8)	—	(0.8)	—	—	—
Interest rate swaps	(3.4)	—	(3.4)	—	—	—
Total Liabilities	$(4.4)	$—	$(4.4)	$—	$—	$—
Investments in US Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 15 for additional information related to the Company’s available-for-sale investments. The fair values of derivative financial instruments have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, foreign currency forward rates or commodity forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 16 for additional information related to the Company’s derivatives.
The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these amounts.
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 19 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at January 30, 2016 and January 31, 2015 were as follows:

	Fiscal 2016		Fiscal 2015
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Outstanding debt:
Senior notes (Level 2)	$398.6	$405.9	$398.5	$415.3
Securitization facility (Level 2)	600.0	600.0	600.0	600.0
Term loan (Level 2)	365.0	365.0	390.0	390.0
Capital lease obligations (Level 2)	0.2	0.2	1.2	1.2
Total outstanding debt	$1,363.8	$1,371.1	$1,389.7	$1,406.5
18. Pension plans
The UK Plan, which ceased to admit new employees from April 2004, is a funded plan with assets held in a separate trustee administered fund, which is independently managed. Signet used January 30, 2016 and January 31, 2015 measurement dates in determining the UK Plan’s benefit obligation and fair value of plan assets.
The following tables provide information concerning the UK Plan as of and for the fiscal years ended January 30, 2016 and January 31, 2015:

(in millions)	Fiscal 2016	Fiscal 2015
Change in UK Plan assets:
Fair value at beginning of year	$295.8	$282.6
Actual return on UK Plan assets	(4.8)	43.9
Employer contributions	2.5	4.2
Members’ contributions	0.7	0.7
Benefits paid	(11.2)	(10.2)
Foreign currency changes	(16.8)	(25.4)
Fair value at end of year	$266.2	$295.8

(in millions)	Fiscal 2016	Fiscal 2015
Change in benefit obligation:
Benefit obligation at beginning of year	$258.8	$226.3
Service cost	2.6	2.3
Past service cost	0.6	0.9
Interest cost	7.7	9.7
Members’ contributions	0.7	0.7
Actuarial (gain) loss	(29.4)	47.5
Benefits paid	(11.2)	(10.2)
Foreign currency changes	(14.9)	(18.4)
Benefit obligation at end of year	$214.9	$258.8
Funded status at end of year: UK Plan assets less benefit obligation	$51.3	$37.0

(in millions)	January 30, 2016	January 31, 2015
Amounts recognized in the balance sheet consist of:
Non-current assets	$51.3	$37.0
Non-current liabilities	—	—
Net asset recognized	$51.3	$37.0
Items in AOCI not yet recognized as income (expense) in the income statement:

(in millions)	January 30, 2016	January 31, 2015	February 1, 2014
Net actuarial losses	$(43.1)	$(56.7)	$(42.5)
Net prior service credits	11.1	13.3	15.3
The estimated actuarial loss and prior service credit for the UK Plan that will be amortized from AOCI into net periodic pension cost over the next fiscal year are $1.6 million and $(2.0) million, respectively.
The accumulated benefit obligation for the UK Plan was $204.2 million and $245.2 million at January 30, 2016 and January 31, 2015, respectively.
The components of net periodic pension cost and other amounts recognized in OCI for the UK Plan are as follows:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Components of net periodic pension cost:
Service cost	$(2.6)	$(2.3)	$(2.4)
Interest cost	(7.7)	(9.7)	(9.3)
Expected return on UK Plan assets	11.5	14.7	13.0
Amortization of unrecognized net prior service credit	2.2	1.7	1.5
Amortization of unrecognized actuarial loss	(3.4)	(2.0)	(2.3)
Net periodic pension benefit (cost)	$—	$2.4	$0.5
Other changes in assets and benefit obligations recognized in OCI	14.4	(21.0)	0.1
Total recognized in net periodic pension benefit (cost) and OCI	$14.4	$(18.6)	$0.6

	January 30, 2016	January 31, 2015
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	3.60%	3.00%
Salary increases	2.50%	2.50%
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	3.00%	4.40%
Expected return on UK Plan assets	3.90%	5.25%
Salary increases	2.50%	3.00%
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
The UK Plan’s investment strategy is guided by an objective of achieving a return on the investments, which is consistent with the long-term return assumptions and funding policy, to ensure the UK Plan obligations are met. The investment policy is to carry a balance of funds to achieve these aims. These funds carry investments in UK and overseas equities, diversified growth funds, UK corporate bonds, open-ended funds and commercial property. The property investment is through a Pooled Pensions Property Fund that provides a diversified portfolio of property assets.
The target allocation for the UK Plan’s assets at January 30, 2016 was bonds 52%, diversified growth funds 35%, equities 8% and property 5%. This allocation is consistent with the long-term target allocation of investments underlying the UK Plan’s funding strategy.
The fair value of the assets in the UK Plan at January 30, 2016 and January 31, 2015 are required to be classified and disclosed in one of the following three categories:
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data

The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	Fair value measurements as of January 30, 2016				Fair value measurements as of January 31, 2015
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset category:
Diversified equity securities	$21.2	$11.3	$9.9	$—	$23.6	$12.2	$11.4	$—
Diversified growth funds	90.5	44.8	45.7	—	99.0	49.8	49.2	—
Fixed income – government bonds	87.1	—	87.1	—	95.8	—	95.8	—
Fixed income – corporate bonds	53.6	—	53.6	—	64.6	—	64.6	—
Property	13.0	—	—	13.0	12.3	—	—	12.3
Cash	0.8	0.8	—	—	0.5	0.5	—	—
Total	$266.2	$56.9	$196.3	$13.0	$295.8	$62.5	$221.0	$12.3
Investments in diversified equity securities, diversified growth funds and fixed income securities are in pooled funds. Investments are valued based on unadjusted quoted prices for each fund in active markets, where possible and, therefore, classified in Level 1 of the fair value hierarchy. If unadjusted quoted prices for identical assets are unavailable, investments are valued by the administrators of the funds. The valuation is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The unit price is based on underlying investments which are generally either traded in an active market or are valued based on observable inputs such as market interest rates and quoted prices for similar securities and, therefore, classified in Level 2 of the fair value hierarchy.
The investment in property is in pooled funds valued by the administrators of the fund. The valuation is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of units outstanding. The unit price is based on underlying investments which are independently valued on a monthly basis. The investment in the property fund is subject to certain restrictions on withdrawals that could delay the receipt of funds by up to 16 months.
The table below sets forth changes in the fair value of the Level 3 investment assets in Fiscal 2016 and Fiscal 2015:

(in millions)	Significant unobservable inputs (Level 3)
Balance as of February 1, 2014	$11.6
Actual return on assets	0.7
Balance as of January 31, 2015	$12.3
Actual return on assets	0.7
Balance as of January 30, 2016	$13.0
Signet contributed $2.5 million to the UK Plan in Fiscal 2016 and expects to contribute a minimum of $2.6 million to the UK Plan in Fiscal 2017. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2015.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK Plan:

(in millions)	Expected benefit payments
Fiscal 2017	$8.5
Fiscal 2018	8.3
Fiscal 2019	8.5
Fiscal 2020	8.9
Fiscal 2021	9.4
Thereafter	$49.2
In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2016 were $2.0 million (Fiscal 2015: $1.8 million; Fiscal 2014: $1.0 million).

In the US, Signet operates a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Signet’s contributions to this plan in Fiscal 2016 were $8.3 million (Fiscal 2015: $7.6 million; Fiscal 2014: $7.1 million). The Sterling Jewelers division has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The plan also permits employer contributions on a discretionary basis. In connection with these plans, Signet has invested in trust-owned life insurance policies and money market funds. The cost recognized in connection with the DCP in Fiscal 2016 was $2.9 million (Fiscal 2015: $2.6 million; Fiscal 2014: $2.4 million).
The fair value of the assets in the two unfunded, non-qualified deferred compensation plans at January 30, 2016 and January 31, 2015 are required to be classified and disclosed. Although these plans are not required to be funded by the Company, the Company may elect to fund the plans. The value and classification of these assets are as follows:

	Fair value measurements as of January 30, 2016			Fair value measurements as of January 31, 2015
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Corporate-owned life insurance plans	$8.3	$—	$8.3	$9.0	$—	$9.0
Money market funds	25.1	25.1	—	20.8	20.8	—
Total assets	$33.4	$25.1	$8.3	$29.8	$20.8	$9.0
19. Loans, overdrafts and long-term debt

(in millions)	January 30, 2016	January 31, 2015
Current liabilities – loans and overdrafts:
Revolving credit facility	$—	$—
Current portion of senior unsecured term loan	35.0	25.0
Current portion of capital lease obligations	0.1	0.9
Bank overdrafts	24.4	71.6
Total loans and overdrafts	59.5	97.5

Long-term debt:
Senior unsecured notes due 2024, net of unamortized discount	398.6	398.5
Securitization facility	600.0	600.0
Senior unsecured term loan	330.0	365.0
Capital lease obligations	0.1	0.3
Total long-term debt	$1,328.7	$1,363.8

Total loans, overdrafts and long-term debt	$1,388.2	$1,461.3
Revolving credit facility and term loan (the “Credit Facility”)
The Company has a $400 million senior unsecured multi-currency multi-year revolving credit facility agreement that was entered into in May 2011. The agreement was subsequently amended in May 2014 to extend the maturity date to 2019 and expand the agreement to include a new $400 million term loan. The $400 million five-year senior unsecured term loan requires the Company to make scheduled quarterly principal payments commencing on November 1, 2014 equal to the amounts per annum of the original principal amount of the term loan as follows: 5% in the first year, 7.5% in the second year, 10% in the third year, 12.5% in the fourth year and 15% in the fifth year after the initial payment date, with the balance due on May 27, 2019. As of January 30, 2016 and January 31, 2015, $365.0 million and $390.0 million remained outstanding on the term loan, respectively. Excluding impact of interest rate swaps designated as cash flow hedges discussed in Note 14, the term loan had a weighted average interest rate of 1.48% and 1.52% during Fiscal 2016 and Fiscal 2015, respectively.

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
Capitalized fees relating to the amended Credit Facility total $6.7 million. Accumulated amortization related to these capitalized fees as of January 30, 2016 was $2.2 million (January 31, 2015: $0.9 million). Amortization relating to these fees of $1.3 million and $0.9 million was recorded as interest expense in the consolidated income statements for Fiscal 2016 and Fiscal 2015, respectively. In addition, capitalized fees associated with the May 2011 credit facility agreement of $0.9 million were written-off in Fiscal 2015 upon execution of the amended credit agreement in May 2014.
At January 30, 2016 and January 31, 2015 there were no outstanding borrowings under the revolving credit facility. The Company had stand-by letters of credit on the revolving credit facility of $28.8 million and $25.4 million as of January 30, 2016 and January 31, 2015, respectively, that reduce remaining availability under the revolving credit facility. The revolving credit facility had a weighted average interest rate of 1.18% and 1.14% during Fiscal 2016 and Fiscal 2015, respectively.
On February 19, 2014, Signet entered into a definitive agreement to acquire Zale Corporation and concurrently received commitments for an $800 million 364-day unsecured bridge facility to finance the transaction. The bridge facility contained customary fees and incurred interest on any borrowings drawn on the facility. In May 2014, Signet executed its Zale Acquisition financing as described in Note 3, replacing the bridge facility commitments in addition to amending its Credit Facility as outlined above, issuing senior unsecured notes and securitizing credit card receivables. No amounts were drawn on the bridge facility commitments prior to replacement by the issuances of long-term debt listed below. Fees of $4.0 million relating to this unsecured bridge facility were incurred and capitalized during Fiscal 2015. The capitalized fees of $4.0 million were fully expensed in Fiscal 2015.
Senior unsecured notes due 2024
On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.700% senior unsecured notes due in 2024 (the “Notes”). The Notes were issued under an effective registration statement previously filed with the SEC. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2014. The Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries (such subsidiaries, the “Guarantors”). See Note 25 for additional information. The Notes were issued pursuant to a base indenture among the Company, Signet UK Finance, the Guarantors and Deutsche Bank Trust Company Americas as trustee, with the indenture containing customary covenants and events of default provisions. The Company received proceeds from the offering of approximately $393.9 million, which were net of underwriting discounts, commissions and offering expenses.
Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of January 30, 2016 and January 31, 2015 was $1.2 million and $0.5 million, respectively. Amortization relating to these fees of $0.7 million and $0.5 million was recorded as interest expense in the consolidated income statements for Fiscal 2016 and Fiscal 2015, respectively.
Asset-backed securitization facility
On May 15, 2014, the Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”), a wholly-owned Delaware statutory trust and a wholly-owned indirect subsidiary of the Company and issued two-year revolving asset-backed variable funding notes to unrelated third party conduits pursuant to a master indenture dated as of November 2, 2001, as supplemented by the Series 2014-A indenture supplement dated as of May 15, 2014 among the Issuer, Sterling Jewelers Inc. (“SJI”) and Deutsche Bank Trust Company Americas, the indenture trustee. Under terms of the notes, the Issuer has obtained $600 million of financing from the unrelated third party commercial paper conduits sponsored by JPMorgan Chase Bank, N.A., which indebtedness is secured by credit card receivables originated from time to time by SJI. The credit card receivables will ultimately be transferred to the Issuer and are serviced by SJI. Signet guarantees the performance by SJI of its obligations under the agreements associated with this financing arrangement. Borrowings under the asset-backed variable funding notes bear interest at a rate per annum equal to LIBOR plus an applicable margin. Payments received from customers for balances outstanding on securitized credit card receivables are utilized to repay amounts outstanding under the facility each period, while proceeds from the facility are received for incremental credit card receivables originated when the receivables are pledged to the Issuer. Such payments received from customers and proceeds from the facility are reflected on a gross basis in the condensed consolidated statements of cash flows. As of January 30, 2016 and January 31, 2015, $600.0 million remained outstanding under the securitization facility with a weighted average interest rate of 1.61% and 1.50% during Fiscal 2016 and Fiscal 2015, respectively.
Capitalized fees relating to the asset-backed securitization facility total $2.8 million. Accumulated amortization related to these capitalized fees as of January 30, 2016 and January 31, 2015 was $2.4 million and $0.9 million, respectively. Amortization relating to these fees of $1.5 million and $0.9 million was recorded as interest expense in the consolidated income statements for Fiscal 2016 and Fiscal 2015, respectively.

During the second quarter of Fiscal 2016, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2017 with all terms substantially the same as the original agreement.
Other
As of January 30, 2016 and January 31, 2015, the Company was in compliance with all debt covenants.
As of January 30, 2016 and January 31, 2015, there were $24.4 million and $71.6 million in overdrafts, which represent issued and outstanding checks where no bank balances exist with the right of offset.
20. Accrued expenses and other current liabilities

(in millions)	January 30, 2016	January 31, 2015
Accrued compensation	$162.3	$156.2
Other liabilities	36.0	37.9
Other taxes	45.1	43.0
Payroll taxes	11.5	11.6
Accrued expenses	243.4	233.7
Total accrued expenses and other current liabilities	$498.3	$482.4
The sales returns reserve, included in accrued expenses, is as follows:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sales return reserve, beginning of period	$15.3	$8.4	$7.6
Net adjustment(1)	$(1.3)	$6.9	$0.8
Sales return reserve, end of period	$14.0	$15.3	$8.4
(1)     Net adjustment relates to sales returns previously provided for, changes in estimate and the impact of foreign exchange translation.
Sterling Jewelers and Zale Jewelry segments provide a product lifetime diamond guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six-month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. Sterling Jewelers also provides a similar product lifetime guarantee on color gemstones. The warranty reserve for diamond and gemstone guarantee, included in accrued expenses and other current liabilities and other non-current liabilities, is as follows:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Warranty reserve, beginning of period	$44.9	$19.1	$18.5
Warranty obligations acquired	—	28.4	—
Warranty expense(1)	10.8	7.4	7.4
Utilized(2)	(13.8)	(10.0)	(6.8)
Warranty reserve, end of period	$41.9	$44.9	$19.1
(1) Includes impact of acquisition accounting adjustment related to warranty obligations acquired in the Zale Acquisition.
(2) Includes impact of foreign exchange translation.

(in millions)	January 30, 2016	January 31, 2015
Disclosed as:
Current liabilities(1)	$12.3	$17.2
Non-current liabilities (see Note 22)	29.6	27.7
Total warranty reserve	$41.9	$44.9
(1) Included within accrued expenses above.

21. Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions and other as follows:

(in millions)	January 30, 2016	January 31, 2015
Sterling Jewelers ESP deferred revenue	$715.1	$668.9
Zale ESP deferred revenue	146.1	120.3
Voucher promotions and other	28.2	22.7
Total deferred revenue	$889.4	$811.9

Disclosed as:
Current liabilities	$260.3	$248.0
Non-current liabilities	629.1	563.9
Total deferred revenue	$889.4	$811.9
ESP deferred revenue

(in millions)	Fiscal 2016	Fiscal 2015
Sterling Jewelers ESP deferred revenue, beginning of period	$668.9	$601.2
Plans sold	281.2	257.5
Revenue recognized	(235.0)	(189.8)
Sterling Jewelers ESP deferred revenue, end of period	$715.1	$668.9

(in millions)	Fiscal 2016	Fiscal 2015
Zale ESP deferred revenue, beginning of period	$120.3	$—
Plans acquired	—	93.3
Plans sold	138.6	88.4
Revenue recognized	(112.8)	(61.4)
Zale ESP deferred revenue, end of period	$146.1	$120.3
22. Other liabilities—non-current

(in millions)	January 30, 2016	January 31, 2015
Straight-line rent	$81.2	$73.8
Deferred compensation	36.5	28.4
Warranty reserve	29.6	27.7
Lease loss reserve	3.4	4.2
Other liabilities	79.8	96.1
Total other liabilities	$230.5	$230.2
A lease loss reserve is recorded for the net present value of the difference between the contractual rent obligations and sublease income expected from the properties.

(in millions)	Fiscal 2016	Fiscal 2015
Lease loss reserve, beginning of period	$4.2	$5.8
Adjustments, net	(0.2)	(0.4)
Utilization(1)	(0.6)	(1.2)
Lease loss reserve, end of period	$3.4	$4.2
(1) Includes the impact of foreign exchange translation.
The cash expenditures on the remaining lease loss reserve are expected to be paid over the various remaining lease terms through 2023.

23. Share-based compensation
Signet operates several share-based compensation plans which can be categorized as the “Omnibus Plan,” “Share Saving Plans” and the “Executive Plans.”
Impact on results
Share-based compensation expense and the associated tax benefits are as follows:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Share-based compensation expense	$16.4	$12.1	$14.4
Income tax benefit	$(5.9)	$(4.3)	$(5.2)
Unrecognized compensation cost related to unvested awards granted under share-based compensation plans is as follows:

	Unrecognized Compensation Cost
(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Omnibus Plan	$19.0	$10.5	$14.4
Share Saving Plans	4.4	3.3	2.9
IIP grant	—	4.0	—
Total	$23.4	$17.8	$17.3
Weighted average period of amortization	1.9 years	1.7 years	1.8 years
As of April 2012, the Company opted to satisfy share option exercises and the vesting of restricted stock and restricted stock units (“RSUs”) under its plans with the issuance of treasury shares. Prior to April 2012, all share option exercises and award vestings were satisfied through the issuance of new shares.
Omnibus Plan
In June 2009, Signet adopted the Signet Jewelers Limited Omnibus Incentive Plan (the “Omnibus Plan”). Awards that may be granted under the Omnibus Plan include restricted stock, RSUs, stock options and stock appreciation rights. The Fiscal 2016, Fiscal 2015 and Fiscal 2014 awards granted under the Omnibus Plan have two elements, time-based restricted stock and performance-based RSUs. The time-based restricted stock has a three year cliff vesting period, subject to continued employment, and has the same voting rights and dividend rights as common shares (which are payable once the shares have vested). Beginning in Fiscal 2014, performance-based RSUs granted include two performance measures, operating income and return on capital employed (“ROCE”), with ROCE measure only applicable to senior executives. For both performance measures, cumulative results achieved during the relevant three year performance period are compared to target metrics established in the underlying grant agreements. The relevant performance is measured over a three year vesting period from the start of the fiscal year in which the award is granted. The Omnibus Plan permits the grant of awards to employees for up to 7,000,000 common shares.
In Fiscal 2015, the Company issued a grant of performance-based RSUs under the Omnibus Plan. This grant occurred as part of the Signet Integration Incentive Plan (“IIP”), a transaction-related special incentive program that was designed to facilitate the integration of the Zale Acquisition and to reward the anticipated efforts of key management personnel on both sides of the transaction. The RSUs vest, subject to continued employment, based upon gross synergies realized during the one year performance period compared to targeted gross synergy metrics established in the underlying grant agreement.
The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Omnibus Plan are as follows:

	Omnibus Plan
	Fiscal 2016	Fiscal 2015	Fiscal 2014
Share price	$136.37	$104.57	$67.39
Risk free interest rate	0.8%	0.8%	0.3%
Expected term	2.9 years	2.7 years	2.8 years
Expected volatility	25.4%	32.1%	41.7%
Dividend yield	0.7%	0.9%	1.1%
Fair value	$134.46	$103.12	$66.10

The risk-free interest rate is based on the US Treasury (for US-based award recipients) or UK Gilt (for UK-based award recipients) yield curve in effect at the grant date with remaining terms equal to the expected term of the awards. The expected term utilized is based on the contractual vesting period of the awards. The expected volatility is determined by calculating the historical volatility of Signet’s share price over the expected term of the award.
The Fiscal 2016 activity for awards granted under the Omnibus Plan is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at January 31, 2015	0.7	$70.69	1.0 year	$78.6
Fiscal 2016 activity:
Granted	0.2	134.46
Vested	(0.2)	49.29
Lapsed	(0.1)	66.54
Outstanding at January 30, 2016	0.6	$101.88	1.1 years	$69.8

(1)	Intrinsic value for outstanding restricted stock and RSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plan:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Total intrinsic value of awards vested	$22.2	$43.9	$25.3
Share Saving Plans
Signet has three share option savings plans (collectively, the “Share Saving Plans”) available to employees as follows:

•	Employee Share Savings Plan, for US employees

•	Sharesave Plan, for UK employees

•	Irish Sharesave Plan for Republic of Ireland employees
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
The Sharesave Plan and Irish Sharesave Plan allow eligible employees to purchase common shares at a discount of approximately 20% below a determined market price based on the London Stock Exchange. The market price is determined as the average middle market price for the three trading days prior to the invitation date, or the market price on the day immediately preceding the participation date or other market price agreed in writing, whichever is the higher value. Options granted under the Sharesave Plan and the Irish Sharesave Plan vest after 36 months and are generally only exercisable between 36 and 42 months from commencement of the related savings contract.
The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Share Saving Plans are as follows:

	Share Saving Plans
	Fiscal 2016	Fiscal 2015	Fiscal 2014
Share price	$139.18	$114.93	$72.65
Exercise price	$114.67	$96.67	$59.75
Risk free interest rate	0.7%	0.9%	0.7%
Expected term	2.6 years	2.8 years	2.7 years
Expected volatility	27.1%	27.6%	40.2%
Dividend yield	0.8%	0.8%	1.1%
Fair value	$34.76	$28.76	$22.89
The risk-free interest rate is based on the US Treasury (for US-based award recipients) or UK Gilt (for UK-based award recipients) yield curve in effect at the grant date with remaining terms equal to the expected term of the awards. The expected term utilized is based on the contractual vesting period of the awards, inclusive of any exercise period available to award recipients after vesting. The expected volatility is determined by calculating the historical volatility of Signet’s share price over the expected term of the awards.
The Fiscal 2016 activity for awards granted under the Share Saving Plans is as follows:

	Share Saving Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at January 31, 2015	0.2	$69.05	1.9 years	$11.0
Fiscal 2016 activity:
Granted	0.1	114.67
Exercised	(0.1)	51.17
Lapsed	—	81.83
Outstanding at January 30, 2016	0.2	$94.07	1.9 years	$4.9
Exercisable at January 31, 2015	—	$—		$—
Exercisable at January 30, 2016	—	$—		$—
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Share Saving Plans:

(in millions, except per share amounts)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Weighted average grant date fair value per share of awards granted	$34.76	$28.76	$22.89
Total intrinsic value of options exercised	$6.4	$11.0	$4.9
Cash received from share options exercised	$4.0	$4.3	$2.9
Executive Plans
Signet operates three 2003 executive share plans (the “2003 Plans”), together referred to as the “Executive Plans.” Option awards under the Executive Plans were generally granted with an exercise price equal to the market price of the Company’s shares at the date of grant. No awards have been granted under the Executive Plans since the adoption of the Omnibus Plan in Fiscal 2010. During Fiscal 2014, the plan periods for the Executive Plans expired. As a result, no additional awards may be granted under the Executive Plans.
The Fiscal 2016 activity for awards granted under the Executive Plans is as follows:

	Executive Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at January 31, 2015	0.1	$35.56	2.7 years	$4.7
Fiscal 2016 activity:
Granted	—	—
Exercised	(0.1)	$30.60
Lapsed	—	49.80
Outstanding at January 30, 2016	—	$43.50	1.5 years	$1.5
Exercisable at January 31, 2015	0.1	$35.56		$4.7
Exercisable at January 30, 2016	—	$43.50		$1.5
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Executive Plans:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Total intrinsic value of options exercised	$3.4	$2.9	$4.8
Cash received from share options exercised	$1.0	$1.8	$6.3
24. Commitments and contingencies
Operating leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Rental expense for operating leases is as follows:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Minimum rentals	$525.7	$462.9	$323.7
Contingent rent	15.3	14.0	11.1
Sublease income	(0.7)	(0.8)	(0.9)
Total	$540.3	$476.1	$333.9
The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)
Fiscal 2017	$463.6
Fiscal 2018	391.7
Fiscal 2019	323.7
Fiscal 2020	288.2
Fiscal 2021	260.9
Thereafter	1,017.5
Total	$2,745.6
Signet has entered into sale and leaseback transactions of certain properties. Under these transactions it continues to occupy the space in the normal course of business. Gains on the transactions are deferred and recognized as a reduction of rent expense over the life of the operating lease.
Contingent property liabilities
Approximately 31 UK property leases had been assigned by Signet at January 30, 2016 (and remained unexpired and occupied by assignees at that date) and approximately 17 additional properties were sub-leased at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-leased, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.

Capital commitments
At January 30, 2016 Signet has committed to spend $28.9 million (January 31, 2015: $42.9 million) related to capital commitments. These commitments principally relate to the expansion and renovation of stores.
Legal proceedings
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants' motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. Claimants’ Motion was denied in an order issued April 27, 2015. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition was filed on May 1, 2015. Claimants filed their reply on June 5, 2015. Claimants’ Motion was granted and the Arbitrator issued an Equal Pay Act Collective Action Conditional Certification Award and companion Order Regarding Claimants’ Motion For Tolling Of EPA Limitations Period on February 29, 2016. SJI’s deadline to move the US District Court for the Southern District of New York to vacate the Conditional Certification Award and Order Regarding Claimants’ Motion For Tolling Of EPA Limitations Period is March 30, 2016. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition was filed on March 23, 2015 and SJI’s reply was filed on April 3, 2015. SJI’s motion was heard on May 4, 2015. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit. The Motion was denied on February 22, 2016. On December 9, 2015, SJI docketed its Notice of Appeal with the United States Court of Appeals for the Second Circuit. SJI’s Brief and Appendix of Appellant was filed with the United States Court of Appeals for the Second Circuit on March 17, 2016. In the AAA proceeding, on April 6, 2015, Claimants filed Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims. SJI filed its opposition on May 12, 2015. Claimants’ reply was filed on May 22, 2015. Claimants’ motion was granted on June 15, 2015. On February 24, 2016, the Arbitrator also issued an Order granting Claimants’ motion for a stay of the Class Determination Award or for equitable tolling of the statute of limitations with respect to the putative class of Claimants alleging disparate treatment.
Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014, the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The parties fully briefed the appeal and oral argument occurred on May 5, 2015. On September 9, 2015, the United States Court of Appeals for the Second Circuit issued a decision vacating the District Court’s order and remanding the case back to the District Court for further proceedings. SJI filed a Petition for Panel Rehearing and En Banc Review with the United States Court of Appeals for the Second Circuit, which was denied on December 1, 2015. On December 4, 2015, SJI filed a motion to stay the Mandate of the Second Circuit pending SJI’s filing of a Petition for Writ of Certiorari with the Supreme Court of the United States. On December 5, 2015, the District Court referred the case to Magistrate Judge Michael J. Roehmer for pretrial and to hear and report on dispositive motion proceedings. On February 5, 2016, SJI filed with the Supreme Court of the United States an application for extension to file its Petition for Certiorari. On February 9, 2016, the application was granted. SJI’s Petition for Certiorari is due for filing on April 29, 2016.
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
On September 30, 2014, the plaintiffs filed an amended complaint asserting substantially similar claims and allegations as the prior complaint. The amended complaint added Zale Corporation’s former financial advisor, Bank of America Merrill Lynch, as a defendant for allegedly aiding and abetting the Zale Corporation directors’ breaches of fiduciary duty. The amended complaint no longer named as defendants Zale Corporation or the Company’s merger-related subsidiary. The amended complaint sought, among other things, rescission of the merger or damages, as well as attorneys’ and experts’ fees. The defendant's motion to dismiss was heard by the Court of Chancery on May 20, 2015. On October 1, 2015, the Court dismissed the claims against the Zale Corporation directors and the Company. On October 29, 2015, the Court dismissed the claims against Bank of America Merrill Lynch. On November 30, 2015, plaintiffs filed an appeal of the October 1, 2015 and October 29, 2015 decisions of the Court of Chancery, which is pending with the Supreme Court of the State of Delaware.
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

Condensed Consolidated Income Statement
For the 52 week period ended January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$6,444.8	$105.4	$—	$6,550.2
Cost of sales	—	—	(4,089.3)	(20.5)	—	(4,109.8)
Gross margin	—	—	2,355.5	84.9	—	2,440.4
Selling, general and administrative expenses	(2.2)	—	(1,942.7)	(42.7)	—	(1,987.6)
Other operating income (loss), net	—	—	254.8	(3.9)	—	250.9
Operating (loss) income	(2.2)	—	667.6	38.3	—	703.7
Intra-entity interest income (expense)	—	18.8	(186.0)	167.2	—	—
Interest expense, net	—	(19.9)	(14.8)	(11.2)	—	(45.9)
(Loss) income before income taxes	(2.2)	(1.1)	466.8	194.3	—	657.8
Income taxes	—	0.2	(192.7)	2.6	—	(189.9)
Equity in income of subsidiaries	470.1	—	281.4	293.9	(1,045.4)	—
Net income (loss)	$467.9	$(0.9)	$555.5	$490.8	$(1,045.4)	$467.9

Condensed Consolidated Income Statement
For the 52 week period ended January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$5,671.4	$64.9	$—	$5,736.3
Cost of sales	—	—	(3,647.0)	(15.1)	—	(3,662.1)
Gross margin	—	—	2,024.4	49.8	—	2,074.2
Selling, general and administrative expenses	(2.5)	—	(1,683.6)	(26.8)	—	(1,712.9)
Other operating income (loss), net	—	—	220.8	(5.5)	—	215.3
Operating (loss) income	(2.5)	—	561.6	17.5	—	576.6
Intra-entity interest income (expense)	—	13.2	(129.6)	116.4	—	—
Interest expense, net	—	(13.9)	(14.8)	(7.3)	—	(36.0)
(Loss) income before income taxes	(2.5)	(0.7)	417.2	126.6	—	540.6
Income taxes	—	0.1	(159.5)	0.1	—	(159.3)
Equity in income of subsidiaries	383.8	—	579.8	565.4	(1,529.0)	—
Net income (loss)	$381.3	$(0.6)	$837.5	$692.1	$(1,529.0)	$381.3

Condensed Consolidated Income Statement
For the 52 week period ended February 1, 2014

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$4,162.9	$46.3	$—	$4,209.2
Cost of sales	—	—	(2,621.2)	(7.5)	—	(2,628.7)
Gross margin	—	—	1,541.7	38.8	—	1,580.5
Selling, general and administrative expenses	(2.9)	—	(1,193.1)	(0.7)	—	(1,196.7)
Other operating income (loss), net	—	—	183.8	2.9	—	186.7
Operating (loss) income	(2.9)	—	532.4	41.0	—	570.5
Intra-entity interest income (expense)	—	—	(34.5)	34.5	—	—
Interest expense, net	—	—	(3.9)	(0.1)	—	(4.0)
(Loss) income before income taxes	(2.9)	—	494.0	75.4	—	566.5
Income taxes	—	—	(196.8)	(1.7)	—	(198.5)
Equity in income of subsidiaries	370.9	—	344.2	301.3	(1,016.4)	—
Net income (loss)	$368.0	$—	$641.4	$375.0	$(1,016.4)	$368.0

Condensed Consolidated Statement of Comprehensive Income
For the 52 week period ended January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$467.9	$(0.9)	$555.5	$490.8	$(1,045.4)	$467.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(40.2)	—	(44.8)	4.6	40.2	(40.2)
Available-for-sale securities:
Unrealized (loss) gain on securities, net	(0.4)	—	—	(0.4)	0.4	(0.4)
Cash flow hedges:
Unrealized gain (loss)	(11.8)	—	(11.8)	—	11.8	(11.8)
Reclassification adjustment for losses to net income	3.5	—	3.5	—	(3.5)	3.5
Pension plan:
Actuarial gain (loss)	10.9	—	10.9	—	(10.9)	10.9
Reclassification adjustment to net income for amortization of actuarial losses	2.7	—	2.7	—	(2.7)	2.7
Prior service costs	(0.5)	—	(0.5)	—	0.5	(0.5)
Reclassification adjustment to net income for amortization of net prior service credits	(1.7)	—	(1.7)	—	1.7	(1.7)
Total other comprehensive (loss) income	(37.5)	—	(41.7)	4.2	37.5	(37.5)
Total comprehensive income	$430.4	$(0.9)	$513.8	$495.0	$(1,007.9)	$430.4

Condensed Consolidated Statement of Comprehensive Income
For the 52 week period ended January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$381.3	$(0.6)	$837.5	$692.1	$(1,529.0)	$381.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(60.6)	—	(61.1)	4.6	56.5	(60.6)
Available-for-sale securities:
Unrealized (loss) gain on securities, net	—	—	—	—	—	—
Cash flow hedges:
Unrealized gain (loss)	6.2	—	6.2	—	(6.2)	6.2
Reclassification adjustment for losses to net income	12.5	—	12.5	—	(12.5)	12.5
Pension plan:
Actuarial gain (loss)	(15.8)	—	(15.8)	—	15.8	(15.8)
Reclassification adjustment to net income for amortization of actuarial losses	1.6	—	1.6	—	(1.6)	1.6
Prior service costs	(0.7)	—	(0.7)	—	0.7	(0.7)
Reclassification adjustment to net income for amortization of net prior service credits	(1.3)	—	(1.3)	—	1.3	(1.3)
Total other comprehensive (loss) income	(58.1)	—	(58.6)	4.6	54.0	(58.1)
Total comprehensive income	$323.2	$(0.6)	$778.9	$696.7	$(1,475.0)	$323.2

Condensed Consolidated Statement of Comprehensive Income
For the 52 week period ended February 1, 2014

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$368.0	$—	$641.4	$375.0	$(1,016.4)	$368.0
Other comprehensive income (loss):
Foreign currency translation adjustments	12.4	—	13.9	(2.7)	(11.2)	12.4
Available-for-sale securities:
Unrealized (loss) gain on securities, net	—	—	—	—	—	—
Cash flow hedges:
Unrealized gain (loss)	(22.0)	—	(22.0)	—	22.0	(22.0)
Reclassification adjustment for losses to net income	6.7	—	6.7	—	(6.7)	6.7
Pension plan:
Actuarial gain (loss)	0.2	—	0.2	—	(0.2)	0.2
Reclassification adjustment to net income for amortization of actuarial losses	1.7	—	1.7	—	(1.7)	1.7
Prior service costs	(0.7)	—	(0.7)	—	0.7	(0.7)
Reclassification adjustment to net income for amortization of net prior service credits	(1.1)	—	(1.1)	—	1.1	(1.1)
Total other comprehensive (loss) income	(2.8)	—	(1.3)	(2.7)	4.0	(2.8)
Total comprehensive income	$365.2	$—	$640.1	$372.3	$(1,012.4)	$365.2

Condensed Consolidated Balance Sheet
January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.9	$0.1	$102.0	$33.7	$—	$137.7
Accounts receivable, net	—	—	1,753.0	3.4	—	1,756.4
Intra-entity receivables, net	28.7	—	—	380.1	(408.8)	—
Other receivables	—	—	68.8	15.2	—	84.0
Other current assets	0.1	0.7	145.3	8.3	—	154.4
Income taxes	—	0.2	2.3	1.0	—	3.5
Inventories	—	—	2,372.7	81.2	—	2,453.9
Total current assets	30.7	1.0	4,444.1	522.9	(408.8)	4,589.9
Non-current assets:
Property, plant and equipment, net	—	—	722.3	5.3	—	727.6
Goodwill	—	—	511.9	3.6	—	515.5
Intangible assets, net	—	—	427.8	—	—	427.8
Investment in subsidiaries	3,047.8	—	762.9	600.0	(4,410.7)	—
Intra-entity receivables, net	—	402.6	—	3,467.4	(3,870.0)	—
Other assets	—	5.1	127.1	30.1	—	162.3
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	51.3	—	—	51.3
Total assets	$3,078.5	$408.7	$7,047.4	$4,629.3	$(8,689.5)	$6,474.4
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$59.5	$—	$—	$59.5
Accounts payable	—	—	260.3	8.8	—	269.1
Intra-entity payables, net	—	—	408.8	—	(408.8)	—
Accrued expenses and other current liabilities	17.8	2.4	467.0	11.1	—	498.3
Deferred revenue	—	—	260.3	—	—	260.3
Income taxes	—	—	68.4	(2.7)	—	65.7
Total current liabilities	17.8	2.4	1,524.3	17.2	(408.8)	1,152.9
Non-current liabilities:
Long-term debt	—	398.6	330.1	600.0	—	1,328.7
Intra-entity payables, net	—	—	3,870.0	—	(3,870.0)	—
Other liabilities	—	—	223.6	6.9	—	230.5
Deferred revenue	—	—	629.1	—	—	629.1
Deferred tax liabilities	—	—	73.0	(0.5)	—	72.5
Total liabilities	17.8	401.0	6,650.1	623.6	(4,278.8)	3,413.7
Total shareholders’ equity	3,060.7	7.7	397.3	4,005.7	(4,410.7)	3,060.7
Total liabilities and shareholders’ equity	$3,078.5	$408.7	$7,047.4	$4,629.3	$(8,689.5)	$6,474.4

Condensed Consolidated Balance Sheet
January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.1	$0.1	$166.5	$24.9	$—	$193.6
Accounts receivable, net	—	—	1,566.2	1.4	—	1,567.6
Intra-entity receivables, net	121.6	—	—	61.8	(183.4)	—
Other receivables	—	—	53.9	9.7	—	63.6
Other current assets	0.1	0.7	130.9	5.5	—	137.2
Income taxes	—	—	1.8	—	—	1.8
Inventories	—	—	2,376.6	62.4	—	2,439.0
Total current assets	123.8	0.8	4,295.9	165.7	(183.4)	4,402.8
Non-current assets:
Property, plant and equipment, net	—	—	660.2	5.7	—	665.9
Goodwill	—	—	515.6	3.6	—	519.2
Intangible assets, net	—	—	447.1	—	—	447.1
Investment in subsidiaries	2,701.3	—	462.8	421.7	(3,585.8)	—
Intra-entity receivables, net	—	402.4	—	3,490.0	(3,892.4)	—
Other assets	—	5.8	105.3	28.9	—	140.0
Deferred tax assets	—	—	2.0	0.3	—	2.3
Retirement benefit asset	—	—	37.0	—	—	37.0
Total assets	$2,825.1	$409.0	$6,525.9	$4,115.9	$(7,661.6)	$6,214.3
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$97.5	$—	$—	$97.5
Accounts payable	—	—	273.4	4.3	—	277.7
Intra-entity payables, net	—	—	183.4	—	(183.4)	—
Accrued expenses and other current liabilities	14.7	2.4	456.7	8.6	—	482.4
Deferred revenue	—	—	248.0	—	—	248.0
Income taxes	—	(0.2)	87.7	(0.6)	—	86.9
Total current liabilities	14.7	2.2	1,346.7	12.3	(183.4)	1,192.5
Non-current liabilities:
Long-term debt	—	398.5	365.3	600.0	—	1,363.8
Intra-entity payables, net	—	—	3,892.4	—	(3,892.4)	—
Other liabilities	—	—	222.0	8.2	—	230.2
Deferred revenue	—	—	563.9	—	—	563.9
Deferred tax liabilities	—	—	53.5	—	—	53.5
Total liabilities	14.7	400.7	6,443.8	620.5	(4,075.8)	3,403.9
Total shareholders’ equity	2,810.4	8.3	82.1	3,495.4	(3,585.8)	2,810.4
Total liabilities and shareholders’ equity	$2,825.1	$409.0	$6,525.9	$4,115.9	$(7,661.6)	$6,214.3

Condensed Consolidated Statement of Cash Flows
For the 52 week period ended January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$98.6	$(0.1)	$325.7	$215.0	$(195.9)	$443.3
Investing activities
Purchase of property, plant and equipment	—	—	(225.9)	(0.6)	—	(226.5)
Investment in subsidiaries	—	—	(0.3)	—	0.3	—
Purchase of available-for-sale securities	—	—	—	(6.2)	—	(6.2)
Proceeds from available-for-sale securities	—	—	—	4.0	—	4.0
Acquisition of Ultra Stores, Inc., net of cash received	—	—	—	—	—	—
Acquisition of Zale Corporation, net of cash acquired	—	—	—	—	—	—
Acquisition of diamond polishing factory	—	—	—	—	—	—
Net cash (used in) provided by investing activities	—	—	(226.2)	(2.8)	0.3	(228.7)
Financing activities
Dividends paid	(67.1)	—	—	—	—	(67.1)
Intra-entity dividends paid	—	—	(149.3)	(46.6)	195.9	—
Proceeds from issuance of common shares	5.0	0.3	—	—	(0.3)	5.0
Excess tax benefit from exercise of share awards	—	—	6.9	—	—	6.9
Proceeds from senior notes	—	—	—	—	—	—
Proceeds from term loan	—	—	—	—	—	—
Repayments of term loan	—	—	(25.0)	—	—	(25.0)
Proceeds from securitization facility	—	—	—	2,303.9	—	2,303.9
Repayment of securitization facility	—	—	—	(2,303.9)	—	(2,303.9)
Proceeds from revolving credit facility	—	—	316.0	—	—	316.0
Repayments of revolving credit facility	—	—	(316.0)	—	—	(316.0)
Payment of debt issuance costs	—	—	—	—	—	—
Repurchase of common shares	(130.0)	—	—	—	—	(130.0)
Net settlement of equity based awards	(8.3)	—	—	—	—	(8.3)
Principal payments under capital lease obligations	—	—	(1.0)	—	—	(1.0)
Proceeds from (repayment of) short-term borrowings	—	—	(47.1)	—	—	(47.1)
Intra-entity activity, net	101.6	(0.2)	54.9	(156.3)	—	—
Net cash (used in) provided by financing activities	(98.8)	0.1	(160.6)	(202.9)	195.6	(266.6)
Cash and cash equivalents at beginning of period	2.1	0.1	166.5	24.9	—	193.6
(Decrease) increase in cash and cash equivalents	(0.2)	—	(61.1)	9.3	—	(52.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.4)	(0.5)	—	(3.9)
Cash and cash equivalents at end of period	$1.9	$0.1	$102.0	$33.7	$—	$137.7

Condensed Consolidated Statement of Cash Flows
For the 52 week period ended January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$150.5	$2.2	$166.6	$116.7	$(153.0)	$283.0
Investing activities
Purchase of property, plant and equipment	—	—	(219.8)	(0.4)	—	(220.2)
Investment in subsidiaries	—	—	(18.9)	(10.0)	28.9	—
Purchase of available-for-sale securities	—	—	—	(5.7)	—	(5.7)
Proceeds from available-for-sale securities	—	—	—	2.5	—	2.5
Acquisition of Ultra Stores, Inc., net of cash received	—	—	—	—	—	—
Acquisition of Zale Corporation, net of cash acquired	—	—	(1,431.1)	1.9	—	(1,429.2)
Acquisition of diamond polishing factory	—	—	—	—	—	—
Net cash used in investing activities	—	—	(1,669.8)	(11.7)	28.9	(1,652.6)
Financing activities
Dividends paid	(55.3)	—	—	—	—	(55.3)
Intra-entity dividends paid	—	—	(953.0)	—	953.0	—
Proceeds from issuance of common shares	6.1	8.9	10.0	810.0	(828.9)	6.1
Excess tax benefit from exercise of share awards	—	—	11.8	—	—	11.8
Proceeds from senior notes	—	398.4	—	—	—	398.4
Proceeds from term loan	—	—	400.0	—	—	400.0
Repayments of term loan	—	—	(10.0)	—	—	(10.0)
Proceeds from securitization facility	—	—	—	1,941.9	—	1,941.9
Repayment of securitization facility	—	—	—	(1,341.9)	—	(1,341.9)
Proceeds from revolving credit facility	—	—	260.0	—	—	260.0
Repayments of revolving credit facility	—	—	(260.0)	—	—	(260.0)
Payment of debt issuance costs	—	(7.0)	(10.7)	(2.8)	—	(20.5)
Repurchase of common shares	(29.8)	—	—	—	—	(29.8)
Net settlement of equity based awards	(18.4)	—	—	—	—	(18.4)
Principal payments under capital lease obligations	—	—	(0.8)	—	—	(0.8)
Proceeds from (repayment of) short-term borrowings	—	—	39.4	—	—	39.4
Intra-entity activity, net	(52.4)	(402.4)	1,957.9	(1,503.1)	—	—
Net cash used in financing activities	(149.8)	(2.1)	1,444.6	(95.9)	124.1	1,320.9
Cash and cash equivalents at beginning of period	1.4	—	237.0	9.2	—	247.6
Decrease in cash and cash equivalents	0.7	0.1	(58.6)	9.1	—	(48.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(11.9)	6.6	—	(5.3)
Cash and cash equivalents at end of period	$2.1	$0.1	$166.5	$24.9	$—	$193.6

Condensed Consolidated Statement of Cash Flows
For the 52 week period ended February 1, 2014

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$137.3	$—	$421.3	$286.9	$(610.0)	$235.5
Investing activities
Purchase of property, plant and equipment	—	—	(152.6)	(0.1)	—	(152.7)
Investment in subsidiaries	(0.3)	—	(11.0)	(11.0)	22.3	—
Acquisition of Ultra Stores, Inc., net of cash received	—	—	1.4	—	—	1.4
Acquisition of Zale Corporation, net of cash acquired	—	—	—	—	—	—
Acquisition of diamond polishing factory	—	—	—	(9.1)	—	(9.1)
Net cash used in investing activities	(0.3)	—	(162.2)	(20.2)	22.3	(160.4)
Financing activities
Dividends paid	(46.0)	—	—	—	—	(46.0)
Intra-entity dividends paid	—	—	(104.4)	(35.6)	140.0	—
Proceeds from issuance of common shares	9.3	—	—	22.3	(22.3)	9.3
Excess tax benefit from exercise of share awards	—	—	6.5	—	—	6.5
Proceeds from senior notes	—	—	—	—	—	—
Proceeds from term loan	—	—	—	—	—	—
Repayments of term loan	—	—	—	—	—	—
Proceeds from securitization facility	—	—	—	—	—	—
Repayment of securitization facility	—	—	—	—	—	—
Proceeds from revolving credit facility	—	—	57.0	—	—	57.0
Repayments of revolving credit facility	—	—	(57.0)	—	—	(57.0)
Payment of debt issuance costs	—	—	—	—	—	—
Repurchase of common shares	(104.7)	—	—	—	—	(104.7)
Net settlement of equity based awards	(9.2)	—	—	—	—	(9.2)
Principal payments under capital lease obligations	—	—	—	—	—	—
Proceeds from short-term borrowings	—	—	19.3	—	—	19.3
Intra-entity activity, net	1.6	—	(214.6)	(257.0)	470.0	—
Net cash used in financing activities	(149.0)	—	(293.2)	(270.3)	587.7	(124.8)
Cash and cash equivalents at beginning of period	13.4	—	271.3	16.3	—	301.0
Decrease in cash and cash equivalents	(12.0)	—	(34.1)	(3.6)	—	(49.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	(3.5)	—	(3.7)
Cash and cash equivalents at end of period	$1.4	$—	$237.0	$9.2	$—	$247.6

QUARTERLY FINANCIAL INFORMATION—UNAUDITED
The sum of the quarterly earnings per share data may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2016 Quarters ended
(in millions, except per share amounts)	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016
Sales	$1,530.6	$1,410.6	$1,216.4	$2,392.6
Gross margin	565.9	490.8	367.7	1,016.0
Net income	118.8	62.2	15.0	271.9
Earnings per share:
Basic	$1.49	$0.78	$0.19	$3.43
Diluted	$1.48	$0.78	$0.19	$3.42

	Fiscal 2015 Quarters ended
(in millions, except per share amounts)	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Sales	$1,056.1	$1,225.9	$1,177.9	$2,276.4
Gross margin	407.2	409.0	345.9	912.1
Net income	96.6	58.0	(1.3)	228.0
Earnings (loss) per share:
Basic	$1.21	$0.73	$(0.02)	$2.85
Diluted	$1.20	$0.72	$(0.02)	$2.84

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The directors review the effectiveness of Signet’s system of internal controls in the following areas:

•	financial;

•	operational;

•	compliance; and

•	risk management.
Signet’s disclosure controls and procedures are designed to help ensure that processes and procedures for information management are in place at all levels of the business. The disclosure controls and procedures aim to provide reasonable assurance that any information disclosed by Signet in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. Signet’s Disclosure Control Committee, which has a written Charter, consists of the Chief Financial Officer, Signet’s Chief Governance Officer and Corporate Secretary, the Vice President of Investor Relations, Treasurer, Chief Legal Officer and the Financial Controller, who consult with Signet’s external advisers and auditor, as necessary. These procedures are designed to enable Signet to make timely, appropriate and accurate public disclosures. The activities and findings of the Disclosure Control Committee are reported to the Audit Committee.
Based on their evaluation of Signet’s disclosure controls and procedures, as of January 30, 2016 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
Management’s annual report on internal control over financial reporting
Signet’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of January 30, 2016.
Our independent registered public accountants, KPMG LLP, audited the consolidated financial statements of Signet for Fiscal 2016 and have also audited the effectiveness of internal control over financial reporting as of January 30, 2016. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, executive officers and corporate governance may be found under the captions “Election of Ten Directors,” “Board of Directors and Corporate Governance” and “Executive Officers of the Company” in our definitive proxy statement for our 2016 Annual General Meeting of Shareholders (the “2016 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2016 Proxy Statement set forth under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee” is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation,” “Report of the Compensation Committee” and “Director Compensation,” in the 2016 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2016 Proxy Statement set forth under the captions “Shareholders Who Beneficially Own At Least Five Percent of the Common Shares,” “Ownership by Directors, Director Nominees and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2016 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Persons” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the 2016 Proxy Statement set forth under the caption “Appointment of Independent Auditor” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE

(1) The following consolidated financial statements are included in Item 8:

Consolidated income statements for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014	83

Consolidated statements of comprehensive income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014	84

Consolidated balance sheets as of January 30, 2016 and January 31, 2015	85

Consolidated statements of cash flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014	86

Consolidated statements of shareholders’ equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014	88

Notes to the consolidated financial statements	89

(2) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Number	Description of Exhibits
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

10.2
Credit Agreement dated as of May 24, 2011 among Signet Group Limited and Signet Group Treasury Services, Inc. as Borrowers, Signet Jewelers Limited, as Parent, the Additional Borrowers from time to time party hereto, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, the investment banking division of Barclays Bank PLC, as Syndication Agent, and Fifth Third Bank, PNC Bank, National Association, RBS Citizens, N.A. and Standard Chartered Bank as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 26, 2011).

10.3
Amended and Restated Credit Agreement, dated as of May 27, 2014, by and among Signet Group Limited, Signet Group Treasury Services Inc. and Sterling Jewelers Inc. as Borrowers, the Additional Borrowers from time to time party thereto, Signet Jewelers Limited, as Parent, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2014).

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

Number	Description of Exhibits
10.5†	Termination Protection Agreement between Sterling Jewelers Inc. and Mark S. Light (incorporated by reference to Exhibit 10.1 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.6†	Termination Protection Agreement between Sterling Jewelers Inc. and Michele Santana (incorporated by reference to Exhibit 10.2 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.7†	Termination Protection Agreement between Sterling Jewelers Inc. and Steven J. Becker (incorporated by reference to Exhibit 10.3 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.8*†	Termination Protection Agreement between Sterling Jewelers Inc. and Edward Hrabak (incorporated by reference to Exhibit 10.4 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.9†	Termination Protection Agreement between Sterling Jewelers Inc. and George Murray (incorporated by reference to Exhibit 10.5 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.10†
Composite Employment Agreement dated January 23, 2003 and amended as of August 22, 2004, September 1, 2007, December 26, 2007, May 25, 2011 and October 4, 2012 between Sterling Jewelers Inc. and Robert D. Trabucco (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 28, 2013).

10.11†
Separation Agreement dated October 13, 2014 between Signet Jewelers Limited and Michael W. Barnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2014).

10.12†
Separation Agreement dated June 27, 2014 between Signet Jewelers Limited and Ronald W. Ristau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2014).

10.13†	Rules of the Signet Group 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 20-F filed May 4, 2006).

10.14†	Signet Jewelers Limited Rules of the Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.15†
Signet Jewelers Limited Rules of the Irish Sharesave Scheme (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.16†	Signet Jewelers Limited US Stock Option Plan 2008 (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

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

10.19†	Rules of the Signet Group plc Sharesave Scheme (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.20†
Rules of the Signet Group plc Sharesave Scheme (The Republic of Ireland) (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.21†	Signet Group plc International Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.22†
Signet Group plc UK Inland Revenue Approved Share Option Plan 2003 (incorporated by reference to Exhibit 99.11 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

Number	Description of Exhibits
10.23†
Signet Group plc Employee Stock Savings Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-9634)).

10.24†
Signet Group plc US Share Option Plan 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-134192)).

10.25†
Signet Group plc 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-12304)).

10.26†
Signet Group plc 1993 Executive Share Option Scheme (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-8964)).

10.27†	Signet Jewelers Limited Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.28†
Form of Signet Jewelers Limited Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012).

10.29†
Form of Signet Jewelers Limited Omnibus Incentive Plan Time-Based Restricted Stock Award Notice and Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012).

10.30†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2012).

10.31†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.32
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

Signet Jewelers Limited

Date:	March 24, 2016	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

March 24, 2016	By:	/s/ Mark Light	Chief Executive Officer (Principal Executive Officer and Director)
Mark Light

March 24, 2016	By:	/s/ Michele L. Santana	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michele L. Santana

March 24, 2016	By:	/s/ H. Todd Stitzer	Chairman of the Board
H. Todd Stitzer

March 24, 2016	By:	/s/ Dale W. Hilpert	Director
Dale W. Hilpert

March 24, 2016	By:	/s/ Marianne Miller Parrs	Director
Marianne Miller Parrs

March 24, 2016	By:	/s/ Thomas G. Plaskett	Director
Thomas G. Plaskett

March 24, 2016	By:	/s/ Russell Walls	Director
Russell Walls

March 24, 2016	By:	/s/ Virginia C. Drosos	Director
Virginia C. Drosos

March 24, 2016	By:	/s/ Helen E. McCluskey	Director
Helen E. McCluskey

March 24, 2016	By:	/s/ Eugenia M. Ulasewicz	Director
Eugenia M. Ulasewicz

March 24, 2016	By:	/s/ Robert J. Stack	Director
Robert J. Stack