Form 10-Q
period 2016-04-30
SIGNET JEWELERS LTD
filed 2016-06-03
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2016 or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Stock, $0.18 par value, 78,005,828 shares as of June 1, 2016

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	April 30, 2016	May 2, 2015	Notes
Sales	$1,578.9	$1,530.6	3
Cost of sales	(978.5)	(964.7)
Gross margin	600.4	565.9
Selling, general and administrative expenses	(462.7)	(453.2)
Other operating income, net	74.3	63.5
Operating income	212.0	176.2	3
Interest expense, net	(11.8)	(11.0)
Income before income taxes	200.2	165.2
Income taxes	(53.4)	(46.4)	7
Net income	$146.8	$118.8
Earnings per share:
Basic	$1.87	$1.49	4
Diluted	$1.87	$1.48	4
Weighted average common shares outstanding:
Basic	78.6	80.0	4
Diluted	78.7	80.2	4
Dividends declared per share	$0.26	$0.22	5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	April 30, 2016			May 2, 2015
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$146.8			$118.8
Other comprehensive income:
Foreign currency translation adjustments	$30.8	$—	30.8	$7.5	$—	7.5
Available-for-sale securities:
Unrealized gain (loss)	0.4	(0.2)	0.2	(0.1)	—	(0.1)
Cash flow hedges:
Unrealized gain (loss)	5.9	(2.3)	3.6	(9.1)	3.2	(5.9)
Reclassification adjustment for losses to net income	1.6	(0.5)	1.1	0.7	(0.2)	0.5
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.4	(0.1)	0.3	0.8	(0.1)	0.7
Reclassification adjustment to net income for amortization of net prior service credits	(0.5)	0.1	(0.4)	(0.5)	0.1	(0.4)
Total other comprehensive income	$38.6	$(3.0)	$35.6	$(0.7)	$3.0	$2.3
Total comprehensive income			$182.4			$121.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	April 30, 2016	January 30, 2016	May 2, 2015	Notes
Assets
Current assets:
Cash and cash equivalents	$113.0	$137.7	$122.6
Accounts receivable, net	1,689.3	1,756.4	1,499.9	8
Other receivables	63.7	84.0	56.5
Other current assets	161.2	152.6	130.6
Income taxes	1.4	3.5	5.3
Inventories	2,512.6	2,453.9	2,487.8	9
Total current assets	4,541.2	4,588.1	4,302.7
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $993.6, $949.2 and $848.8, respectively	725.7	727.6	668.7
Goodwill	519.7	515.5	520.7	10
Intangible assets, net	430.4	427.8	445.9	10
Other assets	157.2	154.6	132.1	11
Deferred tax assets	—	—	2.2
Retirement benefit asset	53.5	51.3	38.1	15
Total assets	$6,427.7	$6,464.9	$6,110.4
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$110.1	$57.7	$43.0	16
Accounts payable	255.7	269.1	256.5
Accrued expenses and other current liabilities	409.5	498.3	420.5
Deferred revenue	261.4	260.3	244.0	17
Income taxes	19.1	65.7	28.3
Total current liabilities	1,055.8	1,151.1	992.3
Non-current liabilities:
Long-term debt	1,311.5	1,321.0	1,347.2	16
Other liabilities	229.7	230.5	224.4
Deferred revenue	644.4	629.1	597.3	17
Deferred tax liabilities	88.1	72.5	57.3
Total liabilities	3,329.5	3,404.2	3,218.5
Commitments and contingencies				20
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 78.4 shares outstanding (January 30, 2016: 79.4 outstanding; May 2, 2015: 80.2 outstanding)	15.7	15.7	15.7
Additional paid-in capital	275.9	279.9	265.2
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 8.8 shares (January 30, 2016: 7.8 shares; May 2, 2015: 7.0 shares)	(620.4)	(495.8)	(393.2)	5
Retained earnings	3,665.1	3,534.6	3,238.1
Accumulated other comprehensive loss	(238.5)	(274.1)	(234.3)	6
Total shareholders’ equity	3,098.2	3,060.7	2,891.9
Total liabilities and shareholders’ equity	$6,427.7	$6,464.9	$6,110.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	April 30, 2016	May 2, 2015
Cash flows from operating activities
Net income	$146.8	$118.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.6	41.8
Amortization of unfavorable leases and contracts	(4.9)	(8.8)
Pension benefit	(0.4)	—
Share-based compensation	3.8	3.3
Deferred taxation	15.4	6.9
Excess tax benefit from exercise of share awards	(1.3)	(5.1)
Amortization of debt discount and issuance costs	0.9	0.9
Other non-cash movements	(0.3)	2.2
Changes in operating assets and liabilities:
Decrease in accounts receivable	67.4	67.7
Decrease in other receivables and other assets	18.2	5.8
Increase in other current assets	(3.5)	(1.7)
Increase in inventories	(34.8)	(43.7)
Decrease in accounts payable	(12.4)	(19.0)
Decrease in accrued expenses and other liabilities	(90.8)	(71.1)
Increase in deferred revenue	13.3	27.7
Decrease in income taxes payable	(48.1)	(57.9)
Pension plan contributions	(0.5)	(0.8)
Net cash provided by operating activities	114.4	67.0
Investing activities
Purchase of property, plant and equipment	(39.3)	(42.9)
Purchase of available-for-sale securities	(0.8)	(1.4)
Proceeds from sale of available-for-sale securities	1.2	3.5
Net cash used in investing activities	(38.9)	(40.8)
Financing activities
Dividends paid	(17.5)	(14.4)
Proceeds from issuance of common shares	0.3	0.1
Excess tax benefit from exercise of share awards	1.3	5.1
Repayments of term loan	(7.5)	(5.0)
Proceeds from securitization facility	696.5	638.2
Repayments of securitization facility	(696.5)	(638.2)
Proceeds from revolving credit facility	99.0	—
Repayments of revolving credit facility	(55.0)	—
Repurchase of common shares	(125.0)	(19.1)
Net settlement of equity based awards	(4.6)	(8.7)
Principal payments under capital lease obligations	(0.1)	(0.3)
Proceeds from (repayment of) short-term borrowings	6.0	(55.0)
Net cash used in financing activities	(103.1)	(97.3)
Cash and cash equivalents at beginning of period	137.7	193.6
Decrease in cash and cash equivalents	(27.6)	(71.1)
Effect of exchange rate changes on cash and cash equivalents	2.9	0.1
Cash and cash equivalents at end of period	$113.0	$122.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 30, 2016	$15.7	$279.9	$0.4	$(495.8)	$3,534.6	$(274.1)	$3,060.7
Net income	—	—	—	—	146.8	—	146.8
Other comprehensive loss	—	—	—	—	—	35.6	35.6
Dividends	—	—	—	—	(20.4)	—	(20.4)
Repurchase of common shares	—	—	—	(125.0)	—	—	(125.0)
Net settlement of equity based awards	—	(7.8)	—	0.1	4.1	—	(3.6)
Share options exercised	—	—	—	0.3	—	—	0.3
Share-based compensation expense	—	3.8	—	—	—	—	3.8
Balance at April 30, 2016	$15.7	$275.9	$0.4	$(620.4)	$3,665.1	$(238.5)	$3,098.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world's largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the US, UK and Canada. Signet manages its business as five reportable segments: the Sterling Jewelers division, the Zale division, which consists of the Zale Jewelry and Piercing Pagoda segments, the UK Jewelry division and Other. The “Other” reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 3 for additional discussion of the Company’s segments.
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
Basis of preparation
These condensed consolidated financial statements are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC on March 24, 2016.
Use of estimates
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, indefinite-lived intangible assets, as well as depreciation and amortization of long-lived assets.
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal 2017 and Fiscal 2016 refer to the 52 week periods ending January 28, 2017 and January 30, 2016, respectively. Within these condensed consolidated financial statements, the first quarter of the relevant fiscal years 2017 and 2016 refer to the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.
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
See Note 6 for additional information regarding the Company's foreign currency translation.
Reclassification
The Company has reclassified the presentation of certain prior year amounts to conform to the current year presentation. During the fourth quarter of Fiscal 2016, the Company adopted FASB ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." As a result, the Company adjusted the presentation of deferred taxes in the condensed consolidated balance sheet as of May 2, 2015 to reflect a reduction in current assets of $5.7 million, a reduction in non-current assets of $117.7 million, a reduction in current liabilities of $158.9 million and an increase in non-current liabilities of $35.5 million. See Note 2 for additional information regarding new accounting guidance adopted in Fiscal 2017.

2. New accounting pronouncements
New accounting pronouncements adopted during the period
Share-based compensation
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU No. 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Signet adopted this guidance during the first quarter of Fiscal 2017. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.
Debt issuance costs
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance provides clarity that the SEC would not object to the deferral and presentation of debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU Nos. 2015-03 and 2015-15 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Signet adopted this guidance during the first quarter of Fiscal 2017. Accordingly, the Company adjusted the condensed consolidated balance sheets as of January 30, 2016 and May 2, 2015 by reducing total assets and debt for amounts classified as deferred debt issuance costs of $9.5 million and $10.8 million, respectively. Signet continues to present debt issuance costs relating to its revolving credit facility and asset-backed securitization facility as assets in the condensed consolidated balance sheets.

See Note 16 for additional discussion of the Company's debt issuance costs.
New accounting pronouncements to be adopted in future periods
Revenue recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 provides alternative methods of retrospective adoption. In August 2015, the FASB issued an update (ASU No. 2015-14) that defers the effective date by one year. As a result, ASU No. 2014-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, including interim periods within that annual period.
There are many aspects of this new accounting guidance that are still being interpreted. The FASB has recently issued updates to certain aspects of the guidance to address implementation issues. In March 2016, the FASB issued additional guidance concerning "Principal versus Agent" considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectibility, noncash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as ASU No. 2014-09 guidance discussed above.
Signet continues to assess the impact, as well as the available methods of implementation, the adoption of this guidance will have on the Company’s financial position or results of operations.
Inventory
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The new guidance states that inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted and is to be applied prospectively. Signet is currently assessing the impact, if any, the adoption of this guidance will have on the Company’s financial position or results of operations.

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
Share-based compensation
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Signet is currently assessing the impact the adoption of this guidance will have on the Company’s results of operations.
3. Segment information
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

	13 weeks ended
(in millions)	April 30, 2016	May 2, 2015
Sales:
Sterling Jewelers	$980.4	$944.2
Zale Jewelry	381.4	372.9
Piercing Pagoda	69.0	64.2
UK Jewelry	144.0	146.5
Other	4.1	2.8
Total sales	$1,578.9	$1,530.6

Operating income:
Sterling Jewelers	$198.3	$178.2
Zale Jewelry(1)	18.3	10.4
Piercing Pagoda(2)	7.8	5.1
UK Jewelry	1.3	0.5
Other(3)	(13.7)	(18.0)
Total operating income	$212.0	$176.2

(1)
Includes net operating loss of $5.2 million and $9.1 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.

(2)
Includes net operating loss of $0.1 million and $2.3 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.

(3)
Includes $5.3 million for the 13 weeks ended April 30, 2016 of integration costs for severance and consulting costs associated with organizational and information technology implementations. Includes $6.4 million for the 13 weeks ended May 2, 2015 of transaction and integration expenses associated with advisor fees for legal, tax, accounting and consulting expenses.

(in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Total assets:
Sterling Jewelers	$3,756.6	$3,788.0	$3,486.7
Zale Jewelry	1,974.9	1,955.1	1,923.3
Piercing Pagoda	139.1	141.8	128.0
UK Jewelry	447.8	427.8	427.7
Other	109.3	152.2	144.7
Total assets	$6,427.7	$6,464.9	$6,110.4

4. Earnings per share

	13 weeks ended
(in millions, except per share amounts)	April 30, 2016	May 2, 2015
Net income	$146.8	$118.8
Basic weighted average number of shares outstanding	78.6	80.0
Dilutive effect of share awards	0.1	0.2
Diluted weighted average number of shares outstanding	78.7	80.2
Earnings per share – basic	$1.87	$1.49
Earnings per share – diluted	$1.87	$1.48

The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares and restricted stock units issued under the Omnibus Plan and stock options issued under the Share Saving Plans and the Executive Plans. The potential impact is calculated using the treasury stock method. The calculation of fully diluted earnings per share for the 13 weeks ended April 30, 2016 excludes awards of 99,457 shares (13 weeks ended May 2, 2015: 74,148 share awards) on the basis that their effect would be anti-dilutive.
5. Shareholders' equity
Share repurchases

		13 weeks ended April 30, 2016			13 weeks ended May 2, 2015
	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased		Average repurchase price per share
(in millions, except per share amounts)
2013 Program(1)	$350.0	1.1	$125.0	$111.45	0.2	$21.9	(2)	$136.84

(1)
On June 14, 2013, the Board of Directors authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $10.6 million remaining as of April 30, 2016.

(2)
As of May 2, 2015, $2.8 million was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet reflecting shares repurchased but not yet settled and paid for by the end of the quarter.

In February 2016, the Board authorized a new program to repurchase up to $750 million of Signet’s common shares (the “2016 Program”). The 2016 Program may be suspended or discontinued at any time without notice.
Dividends

	Fiscal 2017		Fiscal 2016
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter(1)	$0.26	$20.4	$0.22	$17.6

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of April 30, 2016 and May 2, 2015, $20.4 million and $17.6 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the first quarter of Fiscal 2017 and Fiscal 2016, respectively.

6. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at January 30, 2016	$(237.8)	$(0.4)	$(3.9)	$(43.1)	$11.1	$(274.1)
Other comprehensive income (loss) ("OCI") before reclassifications	30.8	0.2	3.6	—	—	34.6
Amounts reclassified from AOCI to net income	—	—	1.1	0.3	(0.4)	1.0
Net current-period OCI	30.8	0.2	4.7	0.3	(0.4)	35.6
Balance at April 30, 2016	$(207.0)	$(0.2)	$0.8	$(42.8)	$10.7	$(238.5)

The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	April 30, 2016	May 2, 2015	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.2)	$0.1	Cost of sales (see Note 13)
Interest rate swaps	0.6	0.3	Interest expense, net (see Note 13)
Commodity contracts	1.2	0.3	Cost of sales (see Note 13)
Total before income tax	1.6	0.7
Income taxes	(0.5)	(0.2)
Net of tax	1.1	0.5

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.4	0.8	Selling, general and administrative expenses(1)
Amortization of unrecognized net prior service credits	(0.5)	(0.5)	Selling, general and administrative expenses(1)
Total before income tax	(0.1)	0.3
Income taxes	—	—
Net of tax	(0.1)	0.3

Total reclassifications, net of tax	$1.0	$0.8

(1)	These items are included in the computation of net periodic pension benefit. See Note 15 for additional information.

7. Income taxes
Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. The provision for income taxes is based on the current estimate of the consolidated annual effective tax rate. As of April 30, 2016, the effective tax rate for the Company was 26.7% compared to 28.9% in Fiscal 2016. The effective tax rate as of April 30, 2016 excludes the effects of any discrete items that may be recognized in future periods.
During the first quarter of Fiscal 2017, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified as of January 30, 2016.
8. Accounts receivable, net
Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment.

(in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,654.3	$1,725.9	$1,489.4
Zale customer in-house finance receivables	21.6	13.6	—
Other accounts receivable	13.4	16.9	10.5
Total accounts receivable, net	$1,689.3	$1,756.4	$1,499.9
Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

During the third quarter of Fiscal 2016, Signet implemented a program to provide in-house credit to customers in the Zale division’s US locations (“second look”). The resulting accounts receivable balance and allowance for doubtful accounts was immaterial as of April 30, 2016 and January 30, 2016. The credit function for the Zale division was entirely outsourced during the first quarter of Fiscal 2016 and, as such, no accounts receivable existed as of May 2, 2015.
Other accounts receivable is comprised primarily of gross accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $9.8 million (January 30, 2016 and May 2, 2015: $14.1 million and $9.4 million, respectively), with a corresponding valuation allowance of $0.5 million (January 30, 2016 and May 2, 2015: $0.5 million and $0.5 million, respectively).
The allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below:

	13 weeks ended
(in millions)	April 30, 2016	May 2, 2015
Beginning balance:	$(130.0)	$(113.1)
Charge-offs, net	46.8	37.9
Recoveries	10.1	10.4
Provision	(43.7)	(38.5)
Ending balance	$(116.8)	$(103.3)
Ending receivable balance evaluated for impairment	1,771.1	1,592.7
Sterling Jewelers customer in-house finance receivables, net	$1,654.3	$1,489.4
Net bad debt expense is defined as the provision expense less recoveries.
The credit quality indicator and age analysis of Sterling Jewelers customer in-house finance receivables are shown below:

	April 30, 2016		January 30, 2016		May 2, 2015
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$1,427.5	$(43.4)	$1,473.0	$(45.4)	$1,290.9	$(39.3)
Past due, aged 31 – 60 days	240.9	(7.9)	259.6	(8.3)	211.6	(6.8)
Past due, aged 61 – 90 days	39.2	(2.0)	49.2	(2.2)	34.8	(1.8)
Non Performing:
Past due, aged more than 90 days	63.5	(63.5)	74.1	(74.1)	55.4	(55.4)
	$1,771.1	$(116.8)	$1,855.9	$(130.0)	$1,592.7	$(103.3)

	April 30, 2016		January 30, 2016		May 2, 2015
(as a % of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing
Current, aged 0 – 30 days	80.6%	3.0%	79.4%	3.1%	81.0%	3.0%
Past due, aged 31 – 60 days	13.6%	3.3%	14.0%	3.2%	13.3%	3.2%
Past due, aged 61 – 90 days	2.2%	5.1%	2.6%	4.5%	2.2%	5.2%
Non Performing
Past due, aged more than 90 days	3.6%	100.0%	4.0%	100.0%	3.5%	100.0%
	100.0%	6.6%	100.0%	7.0%	100.0%	6.5%
Securitized credit card receivables
The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust established on May 15, 2014. See Note 16 for additional information regarding this asset-backed securitization facility.

9. Inventories
The following table summarizes the Company's inventory by classification:

(in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Raw materials	$76.6	$81.8	$97.6
Finished goods	2,436.0	2,372.1	2,390.2
Total inventories	$2,512.6	$2,453.9	$2,487.8
10. Goodwill and intangibles
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at January 31, 2015	$23.2	$492.4	$—	$—	$3.6	$519.2
Impact of foreign exchange	—	(3.7)	—	—	—	(3.7)
Balance at January 30, 2016	23.2	488.7	—	—	3.6	515.5
Impact of foreign exchange	—	4.2	—	—	—	4.2
Balance at April 30, 2016	$23.2	$492.9	$—	$—	$3.6	$519.7
There have been no goodwill impairment losses recognized during the fiscal periods presented in the condensed consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may occur.
Intangibles
The following table provides detail regarding the composition of intangible assets and liabilities:

		April 30, 2016			January 30, 2016			May 2, 2015
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.5	$(0.6)	$0.9	$1.4	$(0.5)	$0.9	$1.5	$(0.3)	$1.2
Favorable leases	Intangible assets, net	48.3	(26.2)	22.1	47.0	(22.3)	24.7	48.6	(12.6)	36.0
Total definite-lived intangible assets		49.8	(26.8)	23.0	48.4	(22.8)	25.6	50.1	(12.9)	37.2
Indefinite-lived trade names	Intangible assets, net	407.4	—	407.4	402.2	—	402.2	408.7	—	408.7
Total intangible assets, net		$457.2	$(26.8)	$430.4	$450.6	$(22.8)	$427.8	$458.8	$(12.9)	$445.9
Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(48.8)	$27.7	$(21.1)	$(47.7)	$23.7	$(24.0)	$(49.1)	$13.3	$(35.8)
Unfavorable contracts	Other liabilities	(65.6)	29.4	(36.2)	(65.6)	28.1	(37.5)	(65.6)	19.0	(46.6)
Total intangible liabilities, net		$(114.4)	$57.1	$(57.3)	$(113.3)	$51.8	$(61.5)	$(114.7)	$32.3	$(82.4)

11. Other assets

(in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Deferred ESP selling costs	$81.8	$79.4	$71.5
Investments(1)	26.8	26.8	23.0
Other assets(2)	48.6	48.4	37.6
Total other assets	$157.2	$154.6	$132.1

(1)	See Note 12 for additional information.

(2)
Amounts adjusted to reflect the reclassification of capitalized debt issuance costs in accordance with Signet's adoption of FASB ASU 2015-03 during the first quarter of Fiscal 2017. See Note 2 for additional information.

In addition, other current assets include deferred direct selling costs in relation to the sale of ESP of $27.5 million as of April 30, 2016 (January 30, 2016 and May 2, 2015: $26.4 million and $26.8 million, respectively).
12. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying condensed consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	April 30, 2016			January 30, 2016			May 2, 2015
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$9.1	$(0.3)	$8.8	$9.2	$(0.4)	$8.8	$9.1	$(0.1)	$9.0
US government agency securities	3.4	(0.1)	3.3	4.0	—	4.0	0.6	(0.1)	0.5
Corporate bonds and notes	11.1	0.2	11.3	10.8	—	10.8	10.0	0.1	10.1
Corporate equity securities	3.5	(0.1)	3.4	3.5	(0.3)	3.2	3.4	—	3.4
Total investments	$27.1	$(0.3)	$26.8	$27.5	$(0.7)	$26.8	$23.1	$(0.1)	$23.0
Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during the 13 weeks ended April 30, 2016 and May 2, 2015. Investments with a carrying value of $7.2 million were on deposit with various state insurance departments at April 30, 2016 (January 30, 2016 and May 2, 2015: $7.1 million and $7.2 million, respectively), as required by law.
Investments in debt securities outstanding as of April 30, 2016 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$5.2	$4.8
Year two through year five	11.4	11.4
Year six through year ten	7.0	7.2
After ten years	—	—
Total investment in debt securities	$23.6	$23.4

13. Derivatives
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

Market risk
Signet generates revenues and incurs expenses in US dollars, Canadian dollars and British pounds. As a portion of UK Jewelry purchases and purchases made by the Canadian operations of the Zale division are denominated in US dollars, Signet enters into forward foreign currency exchange contracts and foreign currency swaps to manage this exposure to the US dollar.
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
Liquidity risk
Signet’s objective is to ensure that it has access to, or the ability to generate, sufficient cash from either internal or external sources in a timely and cost-effective manner to meet its commitments as they become due and payable. Signet manages liquidity risks as part of its overall risk management policy. Management produces forecasting and budgeting information that is reviewed and monitored by the Board of Directors. Cash generated from operations and external financing are the main sources of funding which supplement Signet’s resources in meeting liquidity requirements.
The main external sources of funding are a senior unsecured credit facility, senior unsecured notes and securitized credit card receivables, as described in Note 16.
Interest rate risk
Signet has exposure to movements in interest rates associated with cash and borrowings. Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.
Interest rate swap (designated) — The Company entered into an interest rate swap in March 2015 with an aggregate notional amount of $300.0 million that is scheduled to mature through April 2019. Under this contract, the Company agrees to exchange, at specified intervals, the difference between fixed contract rates and floating rate interest amounts calculated by reference to the agreed notional amounts. This contract was entered into to reduce the consolidated interest rate risk associated with variable rate, long-term debt. The Company designated this derivative as a cash flow hedge of the variability in expected cash outflows of interest payments. The Company has effectively converted a portion of its variable-rate senior unsecured term loan into fixed-rate debt.
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
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of April 30, 2016 was $33.5 million (January 30, 2016 and May 2, 2015: $10.7 million and $16.8 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (January 30, 2016 and May 2, 2015: 6 months and 9 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of April 30, 2016 was $22.6 million (January 30, 2016 and May 2, 2015: $32.0 million and $8.0 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of April 30, 2016 was 51,000 ounces of gold (January 30, 2016 and May 2, 2015: 76,000 ounces and 77,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (January 30, 2016 and May 2, 2015: 12 months and 12 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of April 30, 2016, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	April 30, 2016	January 30, 2016	May 2, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.2	$0.8	$0.4
Commodity contracts	Other current assets	5.5	0.6	0.2
		5.7	1.4	0.6
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.2	—	—
Total derivative assets		$5.9	$1.4	$0.6

	Fair value of derivative liabilities
(in millions)	Balance sheet location	April 30, 2016	January 30, 2016	May 2, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.5)	$—	$—
Commodity contracts	Other current liabilities	—	(0.8)	(1.7)
Interest rate swaps	Other liabilities	(3.2)	(3.4)	(0.6)
		(3.7)	(4.2)	(2.3)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.1)	(0.2)	(0.1)
Total derivative liabilities		$(3.8)	$(4.4)	$(2.4)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Foreign currency contracts	$0.6	$1.4	$0.8
Commodity contracts	4.4	(3.7)	(2.0)
Interest rate swaps	(3.2)	(3.4)	(0.6)
Gains (losses) recorded in AOCI	$1.8	$(5.7)	$(1.8)
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated income statements:
Foreign currency contracts

		13 weeks ended
(in millions)	Income statement caption	April 30, 2016	May 2, 2015
Gains recorded in AOCI, beginning of period		$1.4	$0.9
Current period losses recognized in OCI		(0.6)	(0.2)
(Gains) losses reclassified from AOCI to net income	Cost of sales	(0.2)	0.1
Gains recorded in AOCI, end of period		$0.6	$0.8
Commodity contracts

		13 weeks ended
(in millions)	Income statement caption	April 30, 2016	May 2, 2015
(Losses) gains recorded in AOCI, beginning of period		$(3.7)	$5.7
Current period gains (losses) recognized in OCI		6.9	(8.0)
Losses reclassified from AOCI to net income	Cost of sales	1.2	0.3
Gains (losses) recorded in AOCI, end of period		$4.4	$(2.0)
Interest rate swaps

		13 weeks ended
(in millions)	Income statement caption	April 30, 2016	May 2, 2015
Losses recorded in AOCI, beginning of period		$(3.4)	$—
Current period losses recognized in OCI		(0.4)	(0.9)
Losses reclassified from AOCI to net income	Interest expense, net	0.6	0.3
Losses recorded in AOCI, end of period		$(3.2)	$(0.6)
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 weeks ended April 30, 2016 and May 2, 2015. Based on current valuations, the Company expects approximately $2.0 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.

Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated income statements:

		13 weeks ended
(in millions)	Income statement caption	April 30, 2016	May 2, 2015
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$(0.3)	$(0.3)
Total		$(0.3)	$(0.3)
14. Fair value measurement
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

	April 30, 2016			January 30, 2016			May 2, 2015
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$8.8	$8.8	$—	$8.8	$8.8	$—	$9.0	$9.0	$—
Corporate equity securities	3.4	3.4	—	3.2	3.2	—	3.4	3.4	—
Foreign currency contracts	0.4	—	0.4	0.8	—	0.8	0.4	—	0.4
Commodity contracts	5.5	—	5.5	0.6	—	0.6	0.2	—	0.2
US government agency securities	3.3	—	3.3	4.0	—	4.0	0.5	—	0.5
Corporate bonds and notes	11.3	—	11.3	10.8	—	10.8	10.1	—	10.1
Total assets	$32.7	$12.2	$20.5	$28.2	$12.0	$16.2	$23.6	$12.4	$11.2

Liabilities:
Foreign currency contracts	$(0.6)	$—	$(0.6)	$(0.2)	$—	$(0.2)	$(0.1)	$—	$(0.1)
Commodity contracts	—	—	—	(0.8)	—	(0.8)	(1.7)	—	(1.7)
Interest rate swaps	(3.2)	—	(3.2)	(3.4)	—	(3.4)	(0.6)	—	(0.6)
Total liabilities	$(3.8)	$—	$(3.8)	$(4.4)	$—	$(4.4)	$(2.4)	$—	$(2.4)

Investments in US Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 12 for additional information related to the Company’s available-for-sale investments. The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, foreign currency forward rates or commodity forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 13 for additional information related to the Company’s derivatives.
The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, other liabilities and income taxes approximate fair value because of the short-term maturity of these amounts.
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 16 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at April 30, 2016, January 30, 2016 and May 2, 2015 were as follows:

	April 30, 2016		January 30, 2016		May 2, 2015
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$393.0	$395.1	$392.8	$405.9	$392.2	$415.6
Securitization facility (Level 2)	599.9	600.0	599.6	600.0	598.5	600.0
Term loan (Level 2)	354.1	357.5	361.3	365.0	380.5	385.0
Capital lease obligations (Level 2)	0.1	0.1	0.2	0.2	0.9	0.9
	$1,347.1	$1,352.7	$1,353.9	$1,371.1	$1,372.1	$1,401.5

15. Pension plans
Signet operates a defined benefit pension plan in the UK (the “UK Plan”) for participating eligible employees of the UK Jewelry division. The components of net periodic pension benefit for the UK Plan are as follows:

	13 weeks ended
(in millions)	April 30, 2016	May 2, 2015
Components of net periodic pension benefit (cost):
Service cost	$(0.5)	$(0.6)
Interest cost	(1.9)	(1.9)
Expected return on UK Plan assets	2.7	2.8
Amortization of unrecognized actuarial losses	(0.4)	(0.8)
Amortization of unrecognized net prior service credits	0.5	0.5
Net periodic pension benefit	$0.4	$—
In the 13 weeks ended April 30, 2016, Signet contributed $0.5 million to the UK Plan and expects to contribute a minimum of $2.6 million at current exchange rates to the UK Plan in Fiscal 2017. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2015.

16. Loans, overdrafts and long-term debt

(in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$398.6	$398.6	$398.5
Securitization facility	600.0	600.0	600.0
Senior unsecured term loan	357.5	365.0	385.0
Revolving credit facility	44.0	—	—
Bank overdrafts	30.4	24.4	16.6
Capital lease obligations	0.1	0.2	0.9
Total debt	$1,430.6	$1,388.2	$1,401.0
Less: Current portion of loans and overdrafts	(110.1)	(57.7)	(43.0)
Less: Unamortized capitalized debt issuance fees(1)	(9.0)	(9.5)	(10.8)
Total long-term debt	$1,311.5	$1,321.0	$1,347.2

(1)	Presentation of capitalized debt issuance costs was revised during the first quarter of Fiscal 2017 upon adoption of ASU 2015-03. See Note 2 for additional information.
Revolving credit facility and term loan (the "Credit Facility")
The Company has a $400 million senior unsecured multi-currency multi-year revolving credit facility agreement, which matures in 2019 and includes a $400 million term loan. As of April 30, 2016, January 30, 2016 and May 2, 2015, the Company had stand-by letters of credit outstanding of $23.8 million, $28.8 million and $21.0 million, respectively, that reduce remaining availability. The revolving credit facility had a weighted average interest rate of 1.42% during the first quarter of Fiscal 2017. Capitalized fees relating to the revolving credit facility total $1.2 million. Accumulated amortization related to these capitalized fees as of April 30, 2016 was $0.5 million (January 30, 2016 and May 2, 2015: $0.4 million and $0.2 million). The remaining unamortized capitalized fees associated with the revolving credit facility are recorded as an asset within the condensed consolidated balance sheets. Amortization relating to these fees of $0.1 million was recorded as interest expense in the condensed consolidated income statements for the 13 weeks ended April 30, 2016 ($0.1 million for the 13 weeks ended May 2, 2015).
The term loan requires the Company to make scheduled quarterly principal payments. Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 13, the term loan had a weighted average interest rate of 1.71% during the first quarter of Fiscal 2017 (first quarter of Fiscal 2016: 1.45%). Capitalized fees relating to the term loan total $5.5 million. Accumulated amortization related to these capitalized fees as of April 30, 2016 was $2.1 million (January 30, 2016 and May 2, 2015: $1.8 million and $1.0 million). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to these fees of $0.3 million was recorded as interest expense in the condensed consolidated income statements for the 13 weeks ended April 30, 2016 ($0.2 million for the 13 weeks ended May 2, 2015).
Senior unsecured notes due 2024
Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.700% senior unsecured notes due in 2024 (the “Notes”). The Notes were issued under an effective registration statement previously filed with the SEC. The Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries (such subsidiaries, the “Guarantors”). See Note 21 for additional information.
Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of April 30, 2016 was $1.4 million (January 30, 2016 and May 2, 2015: $1.2 million and $0.7 million, respectively). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to these fees of $0.2 million was recorded as interest expense in the condensed consolidated income statements for the 13 weeks ended April 30, 2016 ($0.2 million for the 13 weeks ended May 2, 2015).
Asset-backed securitization facility
The Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”) and issued two-year revolving asset-backed variable funding notes. The asset-backed securitization facility had a weighted average interest rate of 1.90% through the first quarter of Fiscal 2017 (first quarter of Fiscal 2016: 1.53%). Capitalized fees relating to the asset-backed securitization facility total $2.8 million. Accumulated amortization related to these capitalized fees as of April 30, 2016 was $2.7 million (January 30, 2016 and May 2, 2015: $2.4 million and $1.3 million, respectively). The remaining unamortized capitalized fees are recorded as an asset within the condensed consolidated balance sheets. Amortization relating to these fees of $0.3 million was recorded as interest expense in the condensed consolidated income statements for the 13 weeks ended April 30, 2016 ($0.4 million for the 13 weeks ended May 2, 2015).

On May 27, 2016, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2018 with all terms substantially the same as the original agreement. The Company expects to capitalize approximately $0.6 million of fees incurred to amend the note purchase agreement during the second quarter of Fiscal 2017.
Other
As of April 30, 2016, January 30, 2016 and May 2, 2015, the Company was in compliance with all debt covenants.
17. Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions and other as follows:

(in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Sterling Jewelers ESP deferred revenue	$723.8	$715.1	$690.7
Zale ESP deferred revenue	155.1	146.1	129.3
Voucher promotions and other	26.9	28.2	21.3
Total deferred revenue	$905.8	$889.4	$841.3

Disclosed as:
Current liabilities	$261.4	$260.3	$244.0
Non-current liabilities	644.4	629.1	597.3
Total deferred revenue	$905.8	$889.4	$841.3
ESP deferred revenue

	13 weeks ended
(in millions)	April 30, 2016	May 2, 2015
Sterling Jewelers ESP deferred revenue, beginning of period	$715.1	$668.9
Plans sold	76.0	69.3
Revenue recognized	(67.3)	(47.5)
Sterling Jewelers ESP deferred revenue, end of period	$723.8	$690.7

	13 weeks ended
(in millions)	April 30, 2016	May 2, 2015
Zale ESP deferred revenue, beginning of period	$146.1	$120.3
Plans sold(1)	40.6	35.2
Revenue recognized	(31.6)	(26.2)
Zale ESP deferred revenue, end of period	$155.1	$129.3

(1)	Includes impact of foreign exchange translation.
18. Warranty reserve
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

	13 weeks ended
(in millions)	April 30, 2016	May 2, 2015
Warranty reserve, beginning of period	$41.9	$44.9
Warranty expense	2.9	3.0
Utilized(1)	(3.5)	(3.3)
Warranty reserve, end of period	$41.3	$44.6

(1)	Includes impact of foreign exchange translation.

(in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Disclosed as:
Current liabilities	$12.4	$12.3	$17.7
Non-current liabilities	28.9	29.6	26.9
Total warranty reserve	$41.3	$41.9	$44.6
19. Share-based compensation
Signet recorded share-based compensation expense of $3.8 million for the 13 weeks ended April 30, 2016, related to the Omnibus Plan and Share Saving Plans (13 weeks ended May 2, 2015: $3.3 million).
20. Commitments and contingencies
Legal proceedings
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants' motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. Claimants’ Motion was denied in an order issued April 27, 2015. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition was filed on March 23, 2015 and SJI’s reply was filed on April 3, 2015. SJI’s motion was heard on May 4, 2015. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit. Claimants filed their opposition on December 2, 2015. SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the Southern District’s November 16, 2015 Opinion and Order. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims. SJI filed its opposition on May 12, 2015. Claimants’ reply was filed on May 22, 2015. Claimants’ motion was granted on June 15, 2015. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition was filed on May 1, 2015. Claimants filed their reply on June 5, 2015. The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate

Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016. Claimants filed their opposition on April 4, 2016. The arbitrator denied SJI’s Motion on April 5, 2016. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period. Claimants filed their opposition brief on April 11, 2016, SJI filed its reply on April 20, 2016, and oral argument was heard on SJI’s Motion on May 11, 2016. SJI's Motion was denied on May 22, 2016. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016, and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016. Claimants’ opposition is due June 3, 2016.
Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014, the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The parties fully briefed the appeal and oral argument occurred on May 5, 2015. On September 9, 2015, the United States Court of Appeals for the Second Circuit issued a decision vacating the District Court’s order and remanding the case back to the District Court for further proceedings. SJI filed a Petition for Panel Rehearing and En Banc Review with the United States Court of Appeals for the Second Circuit, which was denied on December 1, 2015. On December 4, 2015, SJI filed in the United States Court of Appeals for the Second Circuit a Motion Of Appellee Sterling Jewelers Inc. For Stay Of Mandate Pending Petition For Writ Of Certiorari. The Motion was granted by the Second Circuit on December 10, 2015. SJI filed a Petition For Writ Of Certiorari in the Supreme Court of the United States on April 29, 2016.
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
On April 1, 2015, Plaintiff filed Plaintiff’s Notice of Motion and Motion for Class Certification in the Naomi Tapia v. Zale Corporation litigation. On May 22, 2015, the Company filed Defendants’ Opposition to Plaintiff’s Motion for Class Certification under Fed.R.Civ.Proc. 23 and Collective Action Certification under 29 U.SC. §216(b). Plaintiff filed her Reply Memorandum in Support of Plaintiff’s Motion for Class Certification on June 3, 2015. On April 6, 2016, the Court conditionally certified an opt-in collective action under the Fair Labor Standards Act of all current and former hourly employees of Zale Delaware Inc. d/b/a Zale Corporation who were designated by Zale as nonexempt and who worked in a Zale retail store in the United States at any time from July 3, 2010 to the present. Additionally, the court certified an opt-out class action of the remaining claims on behalf of all current and former hourly employees of Zale Delaware Inc. d/b/a Zale Corporation who were designated by Zale as nonexempt, and worked in a Zale retail store in the State of California at any time from July 3, 2009 through the date of this mailing. At this time, the class has not yet received notice of the ruling and has not yet been provided the opportunity to opt in or opt out. The Company intends to vigorously defend its position in this litigation. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
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
On September 30, 2014, the plaintiffs filed an amended complaint asserting substantially similar claims and allegations as the prior complaint. The amended complaint added Zale Corporation’s former financial advisor, Bank of America Merrill Lynch, as a defendant for allegedly aiding and abetting the Zale Corporation directors’ breaches of fiduciary duty. The amended complaint no longer named as defendants Zale Corporation or the Company’s merger-related subsidiary. The amended complaint sought, among other things, rescission of the merger or damages, as well as attorneys’ and experts’ fees. The defendant's motion to dismiss was heard by the Court of Chancery on May 20, 2015. On October 1, 2015, the Court dismissed the claims against the Zale Corporation directors and the Company. On October 29, 2015, the Court dismissed the claims against Bank of America Merrill Lynch. On November 30, 2015, plaintiffs filed an appeal of the October 1, 2015 and October 29, 2015 decisions of the Court of Chancery with the Supreme Court of the State of Delaware. On May 6, 2016, the Supreme Court of the State of Delaware affirmed the Court of Chancery’s dismissal of the entirety of the amended complaint.
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

Condensed Consolidated Income Statement
For the 13 weeks ended April 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,518.3	$60.6	$—	$1,578.9
Cost of sales	—	—	(969.1)	(9.4)	—	(978.5)
Gross margin	—	—	549.2	51.2	—	600.4
Selling, general and administrative expenses	(0.1)	—	(438.6)	(24.0)	—	(462.7)
Other operating income, net	—	—	71.6	2.7	—	74.3
Operating (loss) income	(0.1)	—	182.2	29.9	—	212.0
Intra-entity interest income (expense)	—	4.7	(46.9)	42.2	—	—
Interest expense, net	—	(4.9)	(3.7)	(3.2)	—	(11.8)
(Loss) income before income taxes	(0.1)	(0.2)	131.6	68.9	—	200.2
Income taxes	—	—	(54.2)	0.8	—	(53.4)
Equity in income of subsidiaries	146.9	—	85.2	84.3	(316.4)	—
Net income (loss)	$146.8	$(0.2)	$162.6	$154.0	$(316.4)	$146.8

Condensed Consolidated Income Statement
For the 13 weeks ended May 2, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,511.0	$19.6	$—	$1,530.6
Cost of sales	—	—	(961.0)	(3.7)	—	(964.7)
Gross margin	—	—	550.0	15.9	—	565.9
Selling, general and administrative expenses	(0.3)	—	(444.2)	(8.7)	—	(453.2)
Other operating income, net	—	—	63.5	—	—	63.5
Operating (loss) income	(0.3)	—	169.3	7.2	—	176.2
Intra-entity interest income (expense)	—	4.7	(46.1)	41.4	—	—
Interest expense, net	—	(4.9)	(3.5)	(2.6)	—	(11.0)
(Loss) income before income taxes	(0.3)	(0.2)	119.7	46.0	—	165.2
Income taxes	—	—	(48.5)	2.1	—	(46.4)
Equity in income of subsidiaries	119.1	—	76.0	77.2	(272.3)	—
Net income (loss)	$118.8	$(0.2)	$147.2	$125.3	$(272.3)	$118.8

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended April 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$146.8	$(0.2)	$162.6	$154.0	$(316.4)	$146.8
Other comprehensive income (loss):
Foreign currency translation adjustments	30.8	—	32.2	(1.4)	(30.8)	30.8
Available-for-sale securities:
Unrealized gain	0.2	—	—	0.2	(0.2)	0.2
Cash flow hedges:
Unrealized gain	3.6	—	3.6	—	(3.6)	3.6
Reclassification adjustment for losses to net income	1.1	—	1.1	—	(1.1)	1.1
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.3	—	0.3	—	(0.3)	0.3
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Total other comprehensive income (loss)	35.6	—	36.8	(1.2)	(35.6)	35.6
Total comprehensive income (loss)	$182.4	$(0.2)	$199.4	$152.8	$(352.0)	$182.4

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended May 2, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$118.8	$(0.2)	$147.2	$125.3	$(272.3)	$118.8
Other comprehensive income (loss):
Foreign currency translation adjustments	7.5	—	7.5	—	(7.5)	7.5
Available-for-sale securities:
Unrealized loss	(0.1)	—	—	(0.1)	0.1	(0.1)
Cash flow hedges:
Unrealized loss	(5.9)	—	(5.9)	—	5.9	(5.9)
Reclassification adjustment for losses to net income	0.5	—	0.5	—	(0.5)	0.5
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.7	—	0.7	—	(0.7)	0.7
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Total other comprehensive income (loss)	2.3	—	2.4	(0.1)	(2.3)	2.3
Total comprehensive income (loss)	$121.1	$(0.2)	$149.6	$125.2	$(274.6)	$121.1

Condensed Consolidated Balance Sheet
April 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.6	$0.1	$87.6	$24.7	$—	$113.0
Accounts receivable, net	—	—	1,685.1	4.2	—	1,689.3
Intra-entity receivables, net	133.0	—	—	202.0	(335.0)	—
Other receivables	—	—	44.9	18.8	—	63.7
Other current assets	0.1	—	155.8	5.3	—	161.2
Income taxes	—	—	1.4	—	—	1.4
Inventories	—	—	2,433.9	78.7	—	2,512.6
Total current assets	133.7	0.1	4,408.7	333.7	(335.0)	4,541.2
Non-current assets:
Property, plant and equipment, net	—	—	720.5	5.2	—	725.7
Goodwill	—	—	516.1	3.6	—	519.7
Intangible assets, net	—	—	430.4	—	—	430.4
Investment in subsidiaries	2,985.1	—	687.4	527.2	(4,199.7)	—
Intra-entity receivables, net	—	407.5	—	3,657.5	(4,065.0)	—
Other assets	—	—	127.0	30.2	—	157.2
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	53.5	—	—	53.5
Total assets	$3,118.8	$407.6	$6,943.6	$4,557.4	$(8,599.7)	$6,427.7
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$110.8	$—	$—	$110.1
Accounts payable	—	—	248.3	7.4	—	255.7
Intra-entity payables, net	—	—	335.0	—	(335.0)	—
Accrued expenses and other current liabilities	20.6	7.1	369.0	12.8	—	409.5
Deferred revenue	—	—	261.4	—	—	261.4
Income taxes	—	—	22.6	(3.5)	—	19.1
Total current liabilities	20.6	6.4	1,347.1	16.7	(335.0)	1,055.8
Non-current liabilities:
Long-term debt	—	393.7	317.8	600.0	—	1,311.5
Intra-entity payables, net	—	—	4,065.0	—	(4,065.0)	—
Other liabilities	—	—	223.5	6.2	—	229.7
Deferred revenue	—	—	644.4	—	—	644.4
Deferred tax liabilities	—	—	88.3	(0.2)	—	88.1
Total liabilities	20.6	400.1	6,686.1	622.7	(4,400.0)	3,329.5
Total shareholders’ equity	3,098.2	7.5	257.5	3,934.7	(4,199.7)	3,098.2
Total liabilities and shareholders’ equity	$3,118.8	$407.6	$6,943.6	$4,557.4	$(8,599.7)	$6,427.7

Condensed Consolidated Balance Sheet
January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.9	$0.1	$102.0	$33.7	$—	$137.7
Accounts receivable, net	—	—	1,753.0	3.4	—	1,756.4
Intra-entity receivables, net	28.7	—	—	380.1	(408.8)	—
Other receivables	—	—	68.8	15.2	—	84.0
Other current assets	0.1	—	144.2	8.3	—	152.6
Income taxes	—	0.2	2.3	1.0	—	3.5
Inventories	—	—	2,372.7	81.2	—	2,453.9
Total current assets	30.7	0.3	4,443.0	522.9	(408.8)	4,588.1
Non-current assets:
Property, plant and equipment, net	—	—	722.3	5.3	—	727.6
Goodwill	—	—	511.9	3.6	—	515.5
Intangible assets, net	—	—	427.8	—	—	427.8
Investment in subsidiaries	3,047.8	—	762.9	600.0	(4,410.7)	—
Intra-entity receivables, net	—	402.6	—	3,467.4	(3,870.0)	—
Other assets	—	—	124.5	30.1	—	154.6
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	51.3	—	—	51.3
Total assets	$3,078.5	$402.9	$7,043.7	$4,629.3	$(8,689.5)	$6,464.9
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$58.4	$—	$—	$57.7
Accounts payable	—	—	260.3	8.8	—	269.1
Intra-entity payables, net	—	—	408.8	—	(408.8)	—
Accrued expenses and other current liabilities	17.8	2.4	467.0	11.1	—	498.3
Deferred revenue	—	—	260.3	—	—	260.3
Income taxes	—	—	68.4	(2.7)	—	65.7
Total current liabilities	17.8	1.7	1,523.2	17.2	(408.8)	1,151.1
Non-current liabilities:
Long-term debt	—	393.5	327.5	600.0	—	1,321.0
Intra-entity payables, net	—	—	3,870.0	—	(3,870.0)	—
Other liabilities	—	—	223.6	6.9	—	230.5
Deferred revenue	—	—	629.1	—	—	629.1
Deferred tax liabilities	—	—	73.0	(0.5)	—	72.5
Total liabilities	17.8	395.2	6,646.4	623.6	(4,278.8)	3,404.2
Total shareholders’ equity	3,060.7	7.7	397.3	4,005.7	(4,410.7)	3,060.7
Total liabilities and shareholders’ equity	$3,078.5	$402.9	$7,043.7	$4,629.3	$(8,689.5)	$6,464.9

Condensed Consolidated Balance Sheet
May 2, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.9	$0.1	$110.4	$11.2	$—	$122.6
Accounts receivable, net	—	—	1,498.3	1.6	—	1,499.9
Intra-entity receivables, net	85.9	—	—	90.3	(176.2)	—
Other receivables	—	—	45.4	11.1	—	56.5
Other current assets	0.4	—	124.9	5.3	—	130.6
Income taxes	—	—	5.3	—	—	5.3
Inventories	—	—	2,407.2	80.6	—	2,487.8
Total current assets	87.2	0.1	4,191.5	200.1	(176.2)	4,302.7
Non-current assets:
Property, plant and equipment, net	—	—	663.2	5.5	—	668.7
Goodwill	—	—	517.1	3.6	—	520.7
Intangible assets, net	—	—	445.9	—	—	445.9
Investment in subsidiaries	2,822.7	—	541.5	523.9	(3,888.1)	—
Intra-entity receivables, net	—	407.3	—	3,484.8	(3,892.1)	—
Other assets	—	—	106.1	26.0	—	132.1
Deferred tax assets	—	—	1.8	0.4	—	2.2
Retirement benefit asset	—	—	38.1	—	—	38.1
Total assets	$2,909.9	$407.4	$6,505.2	$4,244.3	$(7,956.4)	$6,110.4
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$43.7	$—	$—	$43.0
Accounts payable	—	—	252.2	4.3	—	256.5
Intra-entity payables, net	—	—	176.2	—	(176.2)	—
Accrued expenses and other current liabilities	18.0	7.1	386.7	8.7	—	420.5
Deferred revenue	—	—	244.0	—	—	244.0
Income taxes	—	—	28.2	0.1	—	28.3
Total current liabilities	18.0	6.4	1,131.0	13.1	(176.2)	992.3
Non-current liabilities:
Long-term debt	—	392.9	354.3	600.0	—	1,347.2
Intra-entity payables, net	—	—	3,892.1	—	(3,892.1)	—
Other liabilities	—	—	216.8	7.6	—	224.4
Deferred revenue	—	—	597.3	—	—	597.3
Deferred tax liabilities	—	—	57.3	—	—	57.3
Total liabilities	18.0	399.3	6,248.8	620.7	(4,068.3)	3,218.5
Total shareholders’ equity	2,891.9	8.1	256.4	3,623.6	(3,888.1)	2,891.9
Total liabilities and shareholders’ equity	$2,909.9	$407.4	$6,505.2	$4,244.3	$(7,956.4)	$6,110.4

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended April 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$314.6	$4.9	$240.5	$269.4	$(715.0)	$114.4
Investing activities
Purchase of property, plant and equipment	—	—	(39.3)	—	—	(39.3)
Investment in subsidiaries	(65.0)	—	—	—	65.0	—
Purchase of available-for-sale securities	—	—	—	(0.8)	—	(0.8)
Proceeds from available-for-sale securities	—	—	—	1.2	—	1.2
Net cash used in (provided by) investing activities	(65.0)	—	(39.3)	0.4	65.0	(38.9)
Financing activities
Dividends paid	(17.5)	—	—	—	—	(17.5)
Intra-entity dividends paid	—	—	(450.0)	(265.0)	715.0	—
Proceeds from issuance of common shares	0.3	—	65.0	—	(65.0)	0.3
Excess tax benefit from exercise of share awards	—	—	1.3	—	—	1.3
Repayments of term loan	—	—	(7.5)	—	—	(7.5)
Proceeds from securitization facility	—	—	—	696.5	—	696.5
Repayment of securitization facility	—	—	—	(696.5)	—	(696.5)
Proceeds from revolving credit facility	—	—	99.0	—	—	99.0
Repayments of revolving credit facility	—	—	(55.0)	—	—	(55.0)
Repurchase of common shares	(125.0)	—	—	—	—	(125.0)
Net settlement of equity based awards	(4.6)	—	—	—	—	(4.6)
Principal payments under capital lease obligations	—	—	(0.1)	—	—	(0.1)
Proceeds from short-term borrowings	—	—	6.0	—	—	6.0
Intra-entity activity, net	(104.1)	(4.9)	122.8	(13.8)	—	—
Net cash used in financing activities	(250.9)	(4.9)	(218.5)	(278.8)	650.0	(103.1)
Cash and cash equivalents at beginning of period	1.9	0.1	102.0	33.7	—	137.7
Decrease in cash and cash equivalents	(1.3)	—	(17.3)	(9.0)	—	(27.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.9	—	—	2.9
Cash and cash equivalents at end of period	$0.6	$0.1	$87.6	$24.7	$—	$113.0

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended May 2, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(3.4)	$4.9	$54.4	$11.1	$—	$67.0
Investing activities
Purchase of property, plant and equipment	—	—	(42.9)	—	—	(42.9)
Investment in subsidiaries	—	—	—	—	—	—
Purchase of available-for-sale securities	—	—	—	(1.4)	—	(1.4)
Proceeds from available-for-sale securities	—	—	—	3.5	—	3.5
Net cash (used in) provided by investing activities	—	—	(42.9)	2.1	—	(40.8)
Financing activities
Dividends paid	(14.4)	—	—	—	—	(14.4)
Intra-entity dividends paid	—	—	—	—	—	—
Proceeds from issuance of common shares	0.1	—	—	—	—	0.1
Excess tax benefit from exercise of share awards	—	—	5.1	—	—	5.1
Repayments of term loan	—	—	(5.0)	—	—	(5.0)
Proceeds from securitization facility	—	—	—	638.2	—	638.2
Repayment of securitization facility	—	—	—	(638.2)	—	(638.2)
Proceeds from revolving credit facility	—	—	—	—	—	—
Repayments of revolving credit facility	—	—	—	—	—	—
Repurchase of common shares	(19.1)	—	—	—	—	(19.1)
Net settlement of equity based awards	(8.7)	—	—	—	—	(8.7)
Principal payments under capital lease obligations	—	—	(0.3)	—	—	(0.3)
Repayment of short-term borrowings	—	—	(55.0)	—	—	(55.0)
Intra-entity activity, net	44.3	(4.9)	(12.5)	(26.9)	—	—
Net cash provided by (used in) financing activities	2.2	(4.9)	(67.7)	(26.9)	—	(97.3)
Cash and cash equivalents at beginning of period	2.1	0.1	166.5	24.9	—	193.6
Decrease in cash and cash equivalents	(1.2)	—	(56.2)	(13.7)	—	(71.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	—	0.1
Cash and cash equivalents at end of period	$0.9	$0.1	$110.4	$11.2	$—	$122.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet's credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, and our ability to successfully integrate Zale Corporation's operations and to realize synergies from the transaction.
For a discussion of these risks and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the "Risk Factors" section of Signet's Fiscal 2016 Annual Report on Form 10-K filed with the SEC on March 24, 2016 and Part II, Item 1A of this Form 10-Q. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
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
The Company manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment. It operated 1,534 stores in all 50 states at April 30, 2016. Its stores operate nationally in malls and off-mall locations principally as Kay Jewelers (“Kay”), Kay Jewelers Outlet, Jared The Galleria Of Jewelry (“Jared”) and Jared Vault. The division also operates a variety of mall-based regional brands.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 968 jewelry stores at April 30, 2016, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 states, and the Canada store brand Peoples Jewellers, which operates in nine provinces. The division also operates regional brands Gordon’s Jewelers and Mappins.

◦	Piercing Pagoda, which operated 606 mall-based kiosks at April 30, 2016, is located in shopping malls in the US and Puerto Rico.

•
The UK Jewelry division is one reportable segment. It operated 503 stores at April 30, 2016. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment "Other" for financial reporting purposes. Our diamond sourcing function includes our diamond polishing factory in Botswana. See Note 3 of Item 1 for additional information regarding the Company's reportable segments.
Transactions Affecting Comparability of Results of Operations and Liquidity and Capital Resources
The comparability of the Company’s operating results for the 13 weeks ended April 30, 2016 and May 2, 2015 presented herein has been affected by certain transactions, including:

•	Integration costs in Fiscal 2017(1) and transaction and integration-related costs in Fiscal 2016(1); and

•	Purchase accounting adjustments.
(1)    Fiscal 2017 and Fiscal 2016 refer to the 52 week periods ending January 28, 2017 and January 30, 2016, respectively.

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

(in millions, except per share amounts)	13 weeks ended		Change %	Impact of exchange rate movement	13 weeks ended May 2, 2015 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
Sales by segments:	April 30, 2016	May 2, 2015
Sterling Jewelers	$980.4	$944.2	3.8%	$—	$944.2	3.8%
Zale Jewelry	381.4	372.9	2.3%	(3.5)	369.4	3.2%
Piercing Pagoda	69.0	64.2	7.5%	—	64.2	7.5%
UK Jewelry	144.0	146.5	(1.7)%	(8.1)	138.4	4.0%
Other	4.1	2.8	46.4%	—	2.8	46.4%
Total Sales	1,578.9	1,530.6	3.2%	(11.6)	1,519.0	3.9%
Cost of sales	(978.5)	(964.7)	(1.4)%	8.3	(956.4)	(2.3)%
Gross margin	600.4	565.9	6.1%	(3.3)	562.6	6.7%
Selling, general and administrative expenses	(462.7)	(453.2)	(2.1)%	3.3	(449.9)	(2.8)%
Other operating income, net	74.3	63.5	17.0%	0.3	63.8	16.5%
Operating income by segment:
Sterling Jewelers	198.3	178.2	11.3%	—	178.2	11.3%
Zale Jewelry(1)	18.3	10.4	76.0%	0.2	10.6	72.6%
Piercing Pagoda(2)	7.8	5.1	52.9%	—	5.1	52.9%
UK Jewelry	1.3	0.5	160.0%	—	0.5	160.0%
Other(3)	(13.7)	(18.0)	23.9%	0.1	(17.9)	23.5%
Total operating income	212.0	176.2	20.3%	0.3	176.5	20.1%
Interest expense, net	(11.8)	(11.0)	(7.3)%	(0.1)	(11.1)	(6.3)%
Income before income taxes	200.2	165.2	21.2%	0.2	165.4	21.0%
Income taxes	(53.4)	(46.4)	(15.1)%	—	(46.4)	(15.1)%
Net income	$146.8	$118.8	23.6%	$0.2	$119.0	23.4%
Basic earnings per share	$1.87	$1.49	25.5%	$—	$1.49	25.5%
Diluted earnings per share	$1.87	$1.48	26.4%	$—	$1.48	26.4%

(1)	Zale Jewelry includes net operating loss impact of $5.2 million and $9.1 million for purchase accounting adjustments in the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.

(2)	Piercing Pagoda includes net operating loss impact of $0.1 million and $2.3 million for purchase accounting adjustments in the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.

(3)
Other includes $5.3 million for the 13 weeks ended April 30, 2016 of integration costs for severance and consulting costs associated with organizational and information technology implementations. Other includes $6.4 million for the 13 weeks ended May 2, 2015 of transaction and integration expenses associated with advisor fees for legal, tax, accounting and consulting expenses.

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

(a) First Quarter Fiscal 2017 operating data reflecting the impact of integration costs and accounting adjustments

in millions	Adjusted Signet		Accounting adjustments(1)	Integration costs(2)	Signet consolidated, as reported
Sales	$1,583.1	100.0%	$(4.2)	$—	$1,578.9	100.0%
Cost of sales	(978.7)	(61.8)%	0.2	—	(978.5)	(62.0)%
Gross margin	604.4	38.2%	(4.0)	—	600.4	38.0%
Selling, general and administrative expenses	(456.1)	(28.8)%	(1.3)	(5.3)	(462.7)	(29.3)%
Other operating income, net	74.3	4.7%	—	—	74.3	4.7%
Operating income	222.6	14.1%	(5.3)	(5.3)	212.0	13.4%
Interest expense, net	(11.8)	(0.8)%	—	—	(11.8)	(0.7)%
Income before income taxes	210.8	13.3%	(5.3)	(5.3)	200.2	12.7%
Income taxes	(57.4)	(3.6)%	2.0	2.0	(53.4)	(3.4)%
Net income	$153.4	9.7%	$(3.3)	$(3.3)	$146.8	9.3%
Earnings per share – diluted	$1.95		$(0.04)	$(0.04)	$1.87

(1)
Includes the impact of all acquisition accounting adjustments recognized in conjunction with acquisition of Zale Corporation (the "Acquisition") in Fiscal 2015. These adjustments include a reset of deferred revenue associated with extended service plans acquired as deferred revenue is only recognized in acquisition accounting for legal performance obligations assumed by the acquirer. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014, as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the amortization of acquired intangibles.

(2)
Integration costs are severance and consulting costs associated with organizational changes and information technology implementations to drive synergies. These costs are included within Signet’s Other segment.

(b) First Quarter Fiscal 2016 operating data reflecting the impact of acquisition-related costs and accounting adjustments

in millions	Adjusted Signet		Accounting adjustments(1)	Transaction/Integration costs(2)	Signet consolidated, as reported
Sales	$1,539.2	100.0%	$(8.6)	$—	$1,530.6	100.0%
Cost of sales	(957.8)	(62.2)%	(6.9)	—	(964.7)	(63.0)%
Gross margin	581.4	37.8%	(15.5)	—	565.9	37.0%
Selling, general and administrative expenses	(450.9)	(29.3)%	4.1	(6.4)	(453.2)	(29.6)%
Other operating income, net	63.5	4.1%	—	—	63.5	4.1%
Operating income	194.0	12.6%	(11.4)	(6.4)	176.2	11.5%
Interest expense, net	(11.0)	(0.7)%	—	—	(11.0)	(0.7)%
Income before income taxes	183.0	11.9%	(11.4)	(6.4)	165.2	10.8%
Income taxes	(52.8)	(3.4)%	4.0	2.4	(46.4)	(3.0)%
Net income	$130.2	8.5%	$(7.4)	$(4.0)	$118.8	7.8%
Earnings per share – diluted	$1.62		$(0.09)	$(0.05)	$1.48

(1)
Includes the impact of all acquisition accounting adjustments recognized in conjunction with acquisition of Zale Corporation in Fiscal 2015. These adjustments include a reset of deferred revenue associated with extended service plans acquired as deferred revenue is only recognized in acquisition accounting for legal performance obligations assumed by the acquirer. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014, as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $32.2 million and amortization of acquired intangibles.

(2)	Transaction and integration costs include expenses associated with advisor fees for legal, tax, accounting and consulting expenses. These costs are included within Signet’s Other segment.

3. Net cash (debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Cash and cash equivalents	$113.0	$137.7	$122.6
Loans and overdrafts	(110.1)	(57.7)	(43.0)
Long-term debt	(1,311.5)	(1,321.0)	(1,347.2)
Net debt	$(1,308.6)	$(1,241.0)	$(1,267.6)
4. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator used by management frequently in evaluating its overall liquidity and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary expenditure.

	13 weeks ended
(in millions)	April 30, 2016	May 2, 2015
Net cash provided by operating activities	$114.4	$67.0
Purchase of property, plant and equipment	(39.3)	(42.9)
Free cash flow	$75.1	$24.1
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

	13 weeks ended
(in millions)	April 30, 2016	May 2, 2015
Operating income	$212.0	$176.2
Depreciation and amortization on property, plant and equipment(1)	42.1	38.3
Amortization of definite-lived intangibles(1) (2)	3.5	3.5
Amortization of unfavorable leases and contracts(2)	(4.9)	(8.8)
Other non-cash accounting adjustments(2)	6.7	16.7
Adjusted EBITDA	$259.4	$225.9
(1) Total amount of depreciation and amortization reflected on the condensed consolidated statement of cash flows for the 13 weeks ended April 30, 2016 and May 2, 2015 equals $45.6 million and $41.8 million, respectively, which includes $3.5 million and $3.5 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.
(2) Total net operating loss relating to Acquisition accounting adjustments is $5.3 million and $11.4 million for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively, as reflected in the non-GAAP table above.

RESULTS OF OPERATIONS
The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2016 Annual Report on Form 10-K. Signet’s results are affected by adjustments related to purchase accounting and costs associated with the integration of Zale Corporation. For comparability purposes, Signet results that exclude purchase accounting and integration costs related to the Zale Acquisition will be referred to within Management’s Discussion and Analysis as "Adjusted Signet." See Non-GAAP measures on pages 35-37.
First Quarter Highlights

•	Same store sales: up 2.4%. Total sales: $1,578.9 million, up 3.2%. Total sales at constant exchange rates(1) up 3.9%.

•	Operating income: $212.0 million, up $35.8 million or 20.3%. Adjusted(1) operating income: $222.6 million, up 14.7% compared to $194.0 million in the first quarter Fiscal 2016.

•	Operating margin: up 190 basis points to 13.4%. Adjusted(1) operating margin: up 150 basis points to 14.1%.

•
Diluted earnings per share: $1.87, up $0.39 compared to $1.48 in the first quarter Fiscal 2016. Adjusted(1) diluted earnings per share: $1.95, up 20.4% compared to $1.62 in the first quarter Fiscal 2016.

(1)	Non-GAAP measure.

	First Quarter
	Fiscal 2017		Fiscal 2016
(in millions)	$	% of sales	$	% of sales
Sales	$1,578.9	100.0%	$1,530.6	100.0%
Cost of sales	(978.5)	(62.0)	(964.7)	(63.0)
Gross margin	600.4	38.0	565.9	37.0
Selling, general and administrative expenses	(462.7)	(29.3)	(453.2)	(29.6)
Other operating income, net	74.3	4.7	63.5	4.1
Operating income	212.0	13.4	176.2	11.5
Interest expense, net	(11.8)	(0.7)	(11.0)	(0.7)
Income before income taxes	200.2	12.7	165.2	10.8
Income taxes	(53.4)	(3.4)	(46.4)	(3.0)
Net income	$146.8	9.3%	$118.8	7.8%

First quarter sales
In the first quarter, Signet’s same store sales increased 2.4%, compared to an increase of 3.6% in the prior year first quarter, and total sales increased 3.2% to $1,578.9 million compared to $1,530.6 million in the prior year first quarter. Total sales at constant exchange rates increased 3.9%. The increase in sales was primarily driven by strong sales in select branded bridal and diamond fashion jewelry. eCommerce sales in the first quarter were $80.1 million, or 5.1% of sales, compared to $76.9 million, or 5.0% of sales, in the prior year first quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
First quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	2.3%	1.5%	3.8%	—%	3.8%	$980.4
Zale Jewelry	2.0%	1.2%	3.2%	(0.9)%	2.3%	$381.4
Piercing Pagoda	5.6%	1.9%	7.5%	—%	7.5%	$69.0
Zale division	2.5%	1.4%	3.9%	(0.9)%	3.0%	$450.4
UK Jewelry division	3.4%	0.6%	4.0%	(5.7)%	(1.7)%	$144.0
Other(4)	—%	46.4%	46.4%	—%	46.4%	$4.1
Signet	2.4%	1.5%	3.9%	(0.7)%	3.2%	$1,578.9
Adjusted Signet(3)						$1,583.1

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

(4)	Includes sales from Signet's diamond sourcing initiative.

Sterling Jewelers sales
The Sterling Jewelers division's total sales were $980.4 million compared to $944.2 million in the prior year first quarter, up 3.8%. Same store sales increased 2.3% compared to an increase of 2.3% in the prior year first quarter. Sterling Jewelers division sales increases were driven by Kay and partially offset by a same store sales decline in Jared and regional brands. Select branded bridal and fashion jewelry performed well during the quarter. Sterling Jewelers' average merchandise transaction value ("ATV") increased, while the number of transactions decreased due to merchandise mix. In Kay, the ATV increased 10.0%, while the number of transactions decreased (6.7)% primarily due to strong sales in higher-priced collections, such as Ever Us, Vera Wang Love, and Neil Lane, offset by a decline in sales of lower-priced, high-volume merchandise, such as Charmed Memories (a collection of beads and charms) and low-priced promotional items. In Jared, the ATV decreased (3.0)%, while the number of transactions decreased (1.3)%, primarily attributed to the merchandise mix of bridal and fashion jewelry collections and lower sales of low-priced promotional items.

	Change from previous year
First quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	4.7%	1.7%	6.4%	$634.5
Jared(3)	(1.7)%	3.3%	1.6%	$300.2
Regional brands	(3.6)%	(8.7)%	(12.3)%	$45.7
Sterling Jewelers division	2.3%	1.5%	3.8%	$980.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First quarter	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Kay	$452	$411	10.0%	6.2%	(6.7)%	(2.7)%
Jared	$555	$572	(3.0)%	2.5%	(1.3)%	(2.6)%
Regional brands	$446	$414	7.7%	3.5%	(11.8)%	(4.6)%
Sterling Jewelers division	$479	$453	5.7%	4.9%	(5.6)%	(2.8)%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

Zale sales
In the first quarter, the Zale division's first quarter total sales were $450.4 million compared to $437.1 million in the prior year first quarter, up 3.0%. Same store sales increased 2.5% in the current year compared to 5.6% in the prior year first quarter. Zale Jewelry's same store sales increased 2.0% compared to 5.5% in the prior year first quarter. The ATV increased 5.8%, while the number of transactions decreased (3.7)% principally due to strong sales of diamond fashion jewelry and branded bridal collections, offset by lower sales of lower-priced promotional items. Piercing Pagoda's same store sales increased 5.6% compared to 6.1% in the prior year first quarter. The ATV increased 13.7%, while the number of transactions decreased (6.9)% driven by strong sales of gold chains and diamond jewelry, offset by fewer piercings, which historically have driven unit sales within Piercing Pagoda.

	Change from previous year
First quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	3.1%	2.2%	5.3%	—%	5.3%	$313.1
Gordon’s	(9.3)%	(9.5)%	(18.8)%	—%	(18.8)%	$16.9
Zale US Jewelry	2.4%	1.3%	3.7%	—%	3.7%	$330.0
Peoples	(0.5)%	1.6%	1.1%	(6.4)%	(5.3)%	$44.7
Mappins	(1.6)%	(4.0)%	(5.6)%	(6.2)%	(11.8)%	$6.7
Zale Canada Jewelry	(0.6)%	0.8%	0.2%	(6.4)%	(6.2)%	$51.4
Total Zale Jewelry	2.0%	1.2%	3.2%	(0.9)%	2.3%	$381.4
Piercing Pagoda	5.6%	1.9%	7.5%	—%	7.5%	$69.0
Zale division(4)	2.5%	1.4%	3.9%	(0.9)%	3.0%	$450.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

(4)	The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

	Average Merchandise Transaction Value(1)(2)					Merchandise Transactions
	Average Value				Change from previous year	Change from previous year
First quarter	Fiscal 2017		Fiscal 2016		Fiscal 2017	Fiscal 2017
Zales		$473		$452	4.6%	(1.2)%
Gordon’s		$444		$432	2.8%	(11.4)%
Peoples(3)	C$	414	C$	375	10.4%	(9.7)%
Mappins(3)	C$	357	C$	336	6.3%	(8.4)%
Total Zale Jewelry		$438		$414	5.8%	(3.7)%
Piercing Pagoda		$58		$51	13.7%	(6.9)%
Zale division		$213		$196	8.7%	(5.5)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

(3)	Amounts for Zale Canada Jewelry stores are denominated in Canadian dollars.

UK Jewelry sales
In the first quarter, the UK Jewelry division’s total sales decreased 1.7% to $144.0 million compared to $146.5 million in the prior year first quarter and increased 4.0% at constant exchange rates. Same store sales increased 3.4% compared to an increase of 6.2% in the prior year first quarter. The increases in same store sales and total sales at constant exchange rates were due primarily to strong performance in branded diamond jewelry and prestige watches. In H.Samuel, the ATV increased 2.7% and the number of transactions slightly increased primarily due to merchandise mix as higher sales of branded diamond jewelry was offset by lower sales of fashion watches. In Ernest Jones, the ATV increased 10.4% and the number of transactions decreased (5.2)% primarily due to increased sales of higher-priced branded diamond jewelry collections and prestige watches, offset by lower sales of beads and fashion watches.

	Change from previous year
First quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	2.7%	(0.4)%	2.3%	(5.8)%	(3.5)%	$72.2
Ernest Jones	4.0%	1.9%	5.9%	(5.8)%	0.1%	$71.8
UK Jewelry division	3.4%	0.6%	4.0%	(5.7)%	(1.7)%	$144.0

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First quarter	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
H.Samuel	£76	£74	2.7%	2.8%	0.2%	2.3%
Ernest Jones	£296	£268	10.4%	3.5%	(5.2)%	4.3%
UK Jewelry division	£120	£115	4.3%	3.6%	(1.0)%	2.7%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)	Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns.

Cost of sales and gross margin
In the first quarter, gross margin was $600.4 million or 38.0% of sales compared to $565.9 million or 37.0% of sales in the prior year first quarter. Adjusted gross margin was $604.4 million or 38.2% of sales, compared to 37.8% in the prior year first quarter. The 40 basis point increase in the adjusted gross margin rate was due primarily to improved merchandise margin from synergies related to sourcing and discounting controls, favorable commodity costs, and leverage on store occupancy costs.

•
Gross margin dollars in the Sterling Jewelers division increased $16.4 million compared to the prior year first quarter. The gross margin rate, up 20 basis points, increased principally due to commodity costs.

•
Gross margin dollars in the Zale division increased $18.7 million, or 320 basis points, compared to the prior year first quarter. Included in gross margin were purchase accounting adjustments totaling $4.0 million compared to $15.5 million in prior year. Adjusted gross margin in the Zale division increased $7.2 million, or 90 basis points, as synergies favorably affected many areas including merchandise margins, distribution costs, and store operating costs.

•
Gross margin dollars in the UK Jewelry division decreased $1.2 million compared to the prior year first quarter, and the gross margin rate decreased 30 basis points. The gross margin rate decrease was driven principally by lower sales and merchandise margin deleverage as a result of currency exchange rates.

Selling, general and administrative expenses
Selling, general and administrative expenses (“SGA”) were $462.7 million or 29.3% of sales compared to $453.2 million or 29.6% of sales in first quarter Fiscal 2016. Included in SGA were $5.3 million of integration expenses and $1.3 million of purchase accounting adjustments compared to prior year first quarter transaction and integration expenses of $6.4 million and a $4.1 million benefit from purchase accounting adjustments. First quarter Fiscal 2017 adjusted SGA was $456.1 million or 28.8% of sales compared to $450.9 million or 29.3% in the prior year. Adjusted SGA increased $5.2 million from the prior year comparable period, which had a favorable impact on the adjusted SGA rate of 50 basis points, as a result of higher information technology ("IT") expenses related to Signet's IT modernization and standardization initiatives, offset by lower store and corporate payroll expenses related to organizational realignment, as well as lower advertising expenses, and as a result of leverage achieved from higher sales in the current year.
Other operating income, net
Other operating income in the first quarter was $74.3 million or 4.7% of sales compared to $63.5 million or 4.1% of sales in the prior year first quarter. This increase was primarily due to higher interest income earned from higher outstanding receivable balances.

Operating income
Operating income for the first quarter was $212.0 million or 13.4% of sales compared to $176.2 million or 11.5% of sales in the prior year first quarter. Included in operating income were $5.3 million of integration expenses and $5.3 million of purchase accounting adjustments which reduced operating income compared to adjustments of $6.4 million and $11.4 million, respectively, in the prior year period. Adjusted operating income was $222.6 million or 14.1% of sales compared to adjusted operating income of $194.0 million or 12.6% of sales in the prior year first quarter. The 150 basis point increase in adjusted operating margin was principally due to gross margin rate expansion and SGA leverage, in part due to synergies. Signet's operating income consisted of the following components:

	First Quarter
	Fiscal 2016		Fiscal 2015
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$198.3	20.2%	$178.2	18.9%
Zale division(1)	26.1	5.8%	15.5	3.5%
UK Jewelry division	1.3	0.9%	0.5	0.3%
Other(2)	(13.7)	nm	(18.0)	nm
Operating income	$212.0	13.4%	$176.2	11.5%

(1)
In the first quarter of Fiscal 2017, Zale division includes net operating loss impact of $5.3 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $31.4 million or 6.9% of sales. The Zale division operating income included $18.3 million from Zale Jewelry or 4.8% of sales and $7.8 million from Piercing Pagoda or 11.3% of sales. In the prior year first quarter, Zale division includes net operating loss impact of $11.4 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $26.9 million or 6.0% of sales. The Zale division operating income included $10.4 million from Zale Jewelry or 2.8% of sales and $5.1 million from Piercing Pagoda or 7.9% of sales.

(2)
Other includes $5.3 million for the 13 weeks ended April 30, 2016 of integration costs for severance and consulting costs associated with organizational and information technology implementations. Other includes $6.4 million for the 13 weeks ended May 2, 2015 of transaction and integration expenses associated with advisor fees for legal, tax, accounting and consulting expenses.

nm Not meaningful.

Interest expense, net
In the first quarter, net interest expense was $11.8 million compared to $11.0 million in the prior year first quarter. The weighted average interest rate for the Company's debt outstanding in the current year was 2.84% compared to 2.51% in the prior year comparable period.
Income before income taxes
For the first quarter, income before income taxes was $200.2 million or 12.7% of sales compared to income of $165.2 million or 10.8% of sales in the prior year first quarter.
Income taxes
In the first quarter, income tax expense was $53.4 million, an effective tax rate ("ETR") of 26.7%, compared to income tax expense of $46.4 million, an ETR of 28.1% in the prior year first quarter.
The Company expects the full year ETR for Fiscal 2017 to be 27% to 28% compared to 28.9% for Fiscal 2016. The estimated effective tax rate continues to benefit from global reinsurance and financing arrangements, including certain intra-entity debt agreements which mature on various dates between fiscal year 2022 and 2027.
Net income
For the first quarter, net income was $146.8 million or 9.3% of sales compared to $118.8 million or 7.8% of sales in the prior year first quarter. Adjusted net income was $153.4 million or 9.7% of adjusted sales compared to $130.2 million or 8.5% of adjusted sales in the prior year comparable period.
Earnings per share
For the first quarter, diluted earnings per share were $1.87 compared to $1.48 in the prior year first quarter. Adjusted diluted earnings per share were $1.95 compared to $1.62 in the prior year first quarter. The weighted average diluted number of common shares outstanding was 78.7 million compared to 80.2 million in the prior year first quarter. The reduction in weighted average diluted number of common shares outstanding was driven by the Company's share repurchases since May 2, 2015.
Dividends per share
In the first quarter of Fiscal 2017, dividends of $0.26 per share were approved by the Board of Directors compared to $0.22 in the first quarter of Fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the first quarter of Fiscal 2017 and Fiscal 2016:

	13 weeks ended
(in millions)	April 30, 2016	May 2, 2015
Net cash provided by operating activities	$114.4	$67.0
Net cash used in investing activities	(38.9)	(40.8)
Net cash used in financing activities	(103.1)	(97.3)
Decrease in cash and cash equivalents	(27.6)	(71.1)

Cash and cash equivalents at beginning of period	137.7	193.6
Decrease in cash and cash equivalents	(27.6)	(71.1)
Effect of exchange rate changes on cash and cash equivalents	2.9	0.1
Cash and cash equivalents at end of period	$113.0	$122.6
Operating activities
Net cash provided by operating activities was $114.4 million compared to $67.0 million in the prior year comparable period. Net income increased by $28.0 million to $146.8 million from $118.8 million and depreciation and amortization increased $3.8 million to $45.6 million from $41.8 million in the prior year comparable period. The primary drivers of cash provided by operating activities were as follows:

•
Cash provided by accounts receivable was $67.4 million as compared to $67.7 million in the prior year to date period. In the Sterling Jewelers division, credit participation was 61.7% and the average monthly collection rate was 12.3% compared to 60.7% and 12.6%, respectively, in the prior year comparable period. The decrease in the average monthly collection rate is primarily attributed to a increased sales of higher-priced collections which creates a higher average receivable and the continued shift of guests opting for regular credit terms which require lower monthly payments and no down payment, as opposed to the interest free programs. The required scheduled payments do not increase proportionally with the higher merchandise mix shift, leaving a higher outstanding receivable to be collected.

Below is a summary of key customer financing statistics related to the Sterling Jewelers customer in-house finance receivables:

	Q1 Fiscal 2017	Q1 Fiscal 2016
Total sales (millions)	$980.4	$944.2
Credit sales (millions)	$605.1	$573.1
Credit sales as % of total Sterling Jewelers sales(2)	61.7%	60.7%
Net bad debt expense (millions)(3)	$33.6	$28.1
Opening receivables (millions)	$1,855.9	$1,666.0
Closing receivables (millions)	$1,771.1	$1,592.7
Number of active credit accounts at period end(4)	1,314,357	1,250,310
Average outstanding account balance at period end	$1,339	$1,264
Average monthly collection rate	12.3%	12.6%
Ending bad debt allowance as a % of ending accounts receivable(1)	6.6%	6.5%
Net charge-offs as a % of average gross accounts receivable(1)(5)	2.6%	2.3%
Non performing receivables as a % of ending accounts receivable(1)	3.6%	3.5%

Credit portfolio impact:
Net bad debt expense (millions)(3)	$(33.6)	$(28.1)
Late charge income (millions)	$8.2	$7.6
Interest income from in-house customer finance programs (millions)(6)	$72.8	$64.4
	$47.4	$43.9
(1)    See Note 8 of Item 1 for additional information.
(2)    Including any deposits taken at the time of sale.
(3)    Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(4)    The number of active accounts is based on credit cycle end date closest to the fiscal period end date.

(5)
Calculation reflects charge-offs incurred during 13 week periods ended April 30, 2016 and May 2, 2015, respectively. Net charge-offs calculated as gross charge-offs less recoveries. See Note 8 of Item 1 for additional information.

(6)    Primary component of other operating income, net, on the condensed consolidated income statement.

•
Cash used for purchases of inventory and inventory-related items was $34.8 million compared to $43.7 million in the prior year comparable period. The change in inventories is primarily attributed to new stores, rough diamond purchases and expansion of branded merchandise to support higher sales, offset in part by improved inventory management.

•	Cash used for accounts payable was $12.4 million compared to $19.0 million in the prior year comparable period primarily driven by timing of payments made in connection with inventory purchases.

•
Cash used for accrued expenses and other liabilities was $90.8 million compared to $71.1 million in the prior year comparable period primarily driven by timing of payments associated with payroll-related items related to incentive compensation and other taxes.

Investing activities
Net cash used in investing activities in the 13 weeks ended April 30, 2016 was $38.9 million, consisting primarily of capital additions associated with new store locations and remodels of existing stores, as well as continued capital investment in information technology. Net cash used in investing activities in the 13 weeks ended May 2, 2015 was $40.8 million, primarily related to capital additions for new Kay and Jared stores, store remodels and Zale division information technology infrastructure and stores.

Stores opened and closed in the 13 weeks ended April 30, 2016:

	January 30, 2016		Openings	Closures	April 30, 2016
Store count:
Kay	1,129		3	—	1,132
Jared	270		1	—	271
Regional brands	141		—	(10)	131
Sterling Jewelers division	1,540	(1)	4	(10)	1,534

Zales	730		5	(5)	730
Peoples	145		—	—	145
Regional brands	102		—	(9)	93
Total Zale Jewelry	977		5	(14)	968
Piercing Pagoda	605		7	(6)	606
Zale division	1,582	(1)	12	(20)	1,574

H.Samuel	301		—	—	301
Ernest Jones	202		—	—	202
UK Jewelry division	503	(1)	—	—	503

Signet	3,625		16	(30)	3,611

(1)	The annual net change in selling square footage for Fiscal 2016 for the Sterling Jewelers division, Zale division and UK Jewelry division was 5.0%, 0.5% and 1.5%, respectively.
Planned store count changes for the remainder of Fiscal 2017:

	Gross locations	Net locations	Net square feet
Sterling Jewelers division	+68 to +80	+38 to +52	+4% to +5%
Zale division	+65 to +78	+7 to +25	0% to +1%
UK Jewelry division	+12 to +18	+10 to +12	+1% to +2%
Signet anticipates opening 145-178 new stores (60-84 new stores, net of closures) in Fiscal 2017. Net selling square footage is anticipated to grow 3-4% for the year driven principally by the addition of off-mall stores led by Kay and Jared. Square footage growth will be offset in part primarily due to the closure of regional store brands in North America.
Financing activities
Net cash used in financing activities in the 13 weeks ended April 30, 2016 was $103.1 million, comprised primarily of $125.0 million for the repurchase of Signet's common shares and $17.5 million for dividend payments. Offsetting the cash used for share repurchases and dividend payments was $44.0 million of proceeds drawn on the revolving credit facility. Net cash used in financing activities in the 13 weeks ended May 2, 2015 was $97.3 million, comprised primarily of $55.0 million for the repayment of bank overdrafts, $19.1 million for the repurchase of Signet's common shares and $14.4 million for dividend payments. Details of the major items within financing activities are discussed below:

Dividends

	Fiscal 2017			Fiscal 2016
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter(1)	$0.26	$20.4	(1)	$0.22	$17.6	(1)

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of April 30, 2016 and May 2, 2015, $20.4 million and $17.6 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the first quarter of Fiscal 2017 and Fiscal 2016, respectively.

Share repurchases

		13 weeks ended April 30, 2016			13 weeks ended May 2, 2015
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased		Average repurchase price per share
2013 Program(1)	$350.0	1.1	$125.0	$111.45	0.2	$21.9	(2)	$136.84

(1)
On June 14, 2013, the Board of Directors authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program may be suspended or discontinued at any time without notice. The 2013 Program had $10.6 million remaining as of April 30, 2016.

(2)
As of May 2, 2015, $2.8 million was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet reflecting shares repurchased but not yet settled and paid for by the end of the quarter.

In February 2016, the Board authorized a new program to repurchase up to $750 million of Signet’s common shares (the “2016 Program”). The 2016 Program may be suspended or discontinued at any time without notice.
Proceeds from issuance of Common Shares
During the 13 weeks ended April 30, 2016, $0.3 million was received for the exercise of share options pursuant to Signet's equity compensation programs compared to $0.1 million in the 13 weeks ended May 2, 2015.
Movement in cash and indebtedness
Net debt was $1,308.6 million as of April 30, 2016 compared to $1,267.6 million as of May 2, 2015; see non-GAAP measures discussed herein.
Cash and cash equivalents at April 30, 2016 were $113.0 million compared to $122.6 million as of May 2, 2015. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At April 30, 2016, Signet had $1,430.6 million of outstanding debt, comprised of $398.6 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility, $357.5 million on a term loan facility, $44.0 million on a revolving credit facility and $30.5 million of bank overdrafts and capital lease obligations. The term loan requires the Company to make scheduled quarterly principal payments over the five-year term. During the 13 weeks ended April 30, 2016, a $7.5 million principal payment was made on the term loan. In addition, the Company maintains a $400 million revolving credit facility. On May 27, 2016, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2018 with all terms substantially the same as the original agreement. The Company expects to capitalize approximately $0.6 million of fees incurred to amend the note purchase agreement during the second quarter of Fiscal 2017.
At May 2, 2015, Signet had $1,401.0 million of outstanding debt, comprised of $398.5 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility, $385.0 million on a term loan facility and $17.5 million of bank overdrafts and capital lease obligations. During the 13 weeks ending May 2, 2015, a $5.0 million principal payment was made on the term loan. In addition, the Company maintains a $400 million revolving credit facility, which was undrawn upon as of May 2, 2015.
The Company had stand-by letters of credit on the revolving credit facility of $23.8 million and $21.0 million as of April 30, 2016 and May 2, 2015, respectively, that reduce remaining availability under the revolving credit facility.

CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of April 30, 2016 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 30, 2016, filed with the SEC on March 24, 2016.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, as well as depreciation and amortization of long-lived assets. Management bases the estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC on March 24, 2016.
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
Signet’s market risk profile as of April 30, 2016 has not materially changed since January 30, 2016. The market risk profile as of January 30, 2016 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 24, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2016.
Changes in internal control over financial reporting
During the first quarter of Fiscal 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 20 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2016 Annual Report on Form 10-K, filed with the SEC on March 24, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the first quarter of Fiscal 2017:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 31, 2016 to February 27, 2016	—	$—	—	$135,585,319
February 28, 2016 to March 26, 2016	1,140,256	$111.64	1,121,543	$760,585,480
March 27, 2016 to April 30, 2016	21,076	$109.73	—	$760,585,480
Total	1,161,332	$111.60	1,121,543	$760,585,480

(1)
Includes 39,789 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under our share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
On June 14, 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). On February 29, 2016, the Board of Directors authorized an additional $750 million for repurchases of Signet's common shares (the "2016 Program"). The 2013 Program and 2016 Program may be suspended or discontinued at any time without notice. As of April 30, 2016, the 2013 Program and 2016 Program had $10.6 million and $750.0 million remaining under authorization, respectively.

ITEM 5. OTHER INFORMATION
Asset-backed securitization facility amendment
On May 27, 2016, Sterling Jewelers Receivables Master Note Trust (the “Issuer”), a Delaware statutory trust and an indirect subsidiary of Signet Jewelers Limited (“Signet”), entered into an amendment (the “Amendment”) to the Note Purchase Agreement (defined below) extending the scheduled revolving period for the Issuer’s notes thereunder from May 22, 2017, to May 21, 2018. The “Note Purchase Agreement” is the Note Purchase Agreement, dated as of May 15, 2014 (the “Note Purchase Agreement”), among the Issuer, Sterling Jewelers Receivables Corp. (“SJRC”), Sterling Jewelers Inc. (“SJI”), the conduit purchasers party thereto, the committed purchasers party thereto and J.P. Morgan Chase Bank, N.A. relating to its Series 2014-A asset-backed variable funding notes (the “Notes”) issued pursuant to the Master Indenture, dated as of November 2, 2001 (the “Master Indenture”), among the Issuer, SJI, as servicer, and Deutsche Bank Trust Company Americas (the “Indenture Trustee”), as supplemented by the 2014-A Indenture Supplement, dated as of May 15, 2014 (the “Indenture Supplement”), among the Issuer, SJI and the Indenture Trustee. See Note 16 of Item 1 and our Form 8-K filed on May 21, 2014 for additional information related to the asset-backed securitization facility.

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

Signet Jewelers Limited

Date:	June 3, 2016	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)