Form 10-Q
period 2016-07-30
SIGNET JEWELERS LTD
filed 2016-08-31
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 30, 2016 or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Stock, $0.18 par value, 75,595,414 shares as of August 26, 2016

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	Notes
Sales	$1,373.4	$1,410.6	$2,952.3	$2,941.2	3
Cost of sales	(908.5)	(919.8)	(1,887.0)	(1,884.5)
Gross margin	464.9	490.8	1,065.3	1,056.7
Selling, general and administrative expenses	(415.7)	(452.8)	(878.4)	(906.0)
Other operating income, net	70.7	62.8	145.0	126.3
Operating income	119.9	100.8	331.9	277.0	3
Interest expense, net	(11.9)	(11.1)	(23.7)	(22.1)
Income before income taxes	108.0	89.7	308.2	254.9
Income taxes	(26.1)	(27.5)	(79.5)	(73.9)	7
Net income	$81.9	$62.2	$228.7	$181.0
Earnings per share:
Basic	$1.06	$0.78	$2.94	$2.27	4
Diluted	$1.06	$0.78	$2.94	$2.26	4
Weighted average common shares outstanding:
Basic	77.1	79.7	77.8	79.8	4
Diluted	77.2	79.9	77.9	80.0	4
Dividends declared per share	$0.26	$0.22	$0.52	$0.44	5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	July 30, 2016			August 1, 2015
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$81.9			$62.2
Other comprehensive income:
Foreign currency translation adjustments	$(39.9)	$—	(39.9)	$(4.7)	$—	(4.7)
Available-for-sale securities:
Unrealized gain (loss)	0.3	(0.1)	0.2	(0.2)	—	(0.2)
Cash flow hedges:
Unrealized gain (loss)	3.4	(0.7)	2.7	(8.1)	2.6	(5.5)
Reclassification adjustment for losses to net income	1.0	(0.4)	0.6	1.1	(0.3)	0.8
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.4	(0.1)	0.3	0.9	(0.2)	0.7
Reclassification adjustment to net income for amortization of net prior service credits	(0.5)	0.1	(0.4)	(0.6)	0.1	(0.5)
Total other comprehensive income	$(35.3)	$(1.2)	$(36.5)	$(11.6)	$2.2	$(9.4)
Total comprehensive income			$45.4			$52.8

	26 weeks ended
	July 30, 2016			August 1, 2015
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$228.7			$181.0
Other comprehensive income:
Foreign currency translation adjustments	$(9.1)	$—	(9.1)	$2.8	$—	2.8
Available-for-sale securities:
Unrealized gain (loss)	0.7	(0.3)	0.4	(0.3)	—	(0.3)
Cash flow hedges:
Unrealized gain (loss)	9.3	(3.0)	6.3	(17.2)	5.8	(11.4)
Reclassification adjustment for losses to net income	2.6	(0.9)	1.7	1.8	(0.5)	1.3
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.8	(0.2)	0.6	1.7	(0.3)	1.4
Reclassification adjustment to net income for amortization of net prior service credits	(1.0)	0.2	(0.8)	(1.1)	0.2	(0.9)
Total other comprehensive income	$3.3	$(4.2)	$(0.9)	$(12.3)	$5.2	$(7.1)
Total comprehensive income			$227.8			$173.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	July 30, 2016	January 30, 2016	August 1, 2015	Notes
Assets
Current assets:
Cash and cash equivalents	$118.7	$137.7	$159.8
Accounts receivable, net	1,650.6	1,756.4	1,493.2	8
Other receivables	66.9	84.0	55.2
Other current assets	152.0	152.6	125.0
Income taxes	1.4	3.5	3.0
Inventories	2,418.3	2,453.9	2,414.2	9
Total current assets	4,407.9	4,588.1	4,250.4
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,003.1, $949.2 and $915.1, respectively	739.5	727.6	685.1
Goodwill	518.1	515.5	517.6	10
Intangible assets, net	424.7	427.8	437.8	10
Other assets	158.0	154.6	136.8	11
Deferred tax assets	—	—	3.2
Retirement benefit asset	49.8	51.3	40.4	15
Total assets	$6,298.0	$6,464.9	$6,071.3
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$238.6	$57.7	$80.2	16
Accounts payable	195.1	269.1	194.0
Accrued expenses and other current liabilities	417.6	498.3	453.1
Deferred revenue	254.5	260.3	230.2	17
Income taxes	38.3	65.7	5.8
Total current liabilities	1,144.1	1,151.1	963.3
Non-current liabilities:
Long-term debt	1,330.5	1,321.0	1,340.1	16
Other liabilities	223.8	230.5	226.2
Deferred revenue	639.9	629.1	607.0	17
Deferred tax liabilities	79.8	72.5	62.5
Total liabilities	3,418.1	3,404.2	3,199.1
Commitments and contingencies				20
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 75.6 shares outstanding (January 30, 2016: 79.4 outstanding; August 1, 2015: 79.7 outstanding)	15.7	15.7	15.7
Additional paid-in capital	281.2	279.9	269.7
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 11.6 shares (January 30, 2016: 7.8 shares; August 1, 2015: 7.5 shares)	(869.7)	(495.8)	(452.7)	5
Retained earnings	3,727.3	3,534.6	3,282.8
Accumulated other comprehensive loss	(275.0)	(274.1)	(243.7)	6
Total shareholders’ equity	2,879.9	3,060.7	2,872.2
Total liabilities and shareholders’ equity	$6,298.0	$6,464.9	$6,071.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(in millions)	July 30, 2016	August 1, 2015
Cash flows from operating activities
Net income	$228.7	$181.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.8	84.5
Amortization of unfavorable leases and contracts	(9.9)	(17.6)
Pension benefit	(0.9)	—
Share-based compensation	8.8	7.1
Deferred taxation	7.3	13.9
Excess tax benefit from exercise of share awards	(1.3)	(5.1)
Amortization of debt discount and issuance costs	1.6	1.6
Other non-cash movements	0.3	2.0
Changes in operating assets and liabilities:
Decrease in accounts receivable	105.1	74.7
Decrease (increase) in other receivables and other assets	15.4	(0.5)
Decrease in other current assets	4.3	4.8
Decrease in inventories	33.8	28.4
Decrease in accounts payable	(71.7)	(80.8)
Decrease in accrued expenses and other liabilities	(75.5)	(28.6)
Increase in deferred revenue	2.7	24.0
Decrease in income taxes payable	(29.7)	(77.3)
Pension plan contributions	(1.6)	(1.5)
Net cash provided by operating activities	309.2	210.6
Investing activities
Purchase of property, plant and equipment	(101.0)	(98.9)
Purchase of available-for-sale securities	(2.6)	(1.9)
Proceeds from sale of available-for-sale securities	3.1	3.6
Net cash used in investing activities	(100.5)	(97.2)
Financing activities
Dividends paid	(37.9)	(32.1)
Proceeds from issuance of common shares	0.4	0.2
Excess tax benefit from exercise of share awards	1.3	5.1
Repayments of term loan	(7.5)	(10.0)
Proceeds from securitization facility	1,278.9	1,196.3
Repayments of securitization facility	(1,278.9)	(1,196.3)
Proceeds from revolving credit facility	318.0	—
Repayments of revolving credit facility	(118.0)	—
Payment of debt issuance costs	(2.7)	—
Repurchase of common shares	(375.0)	(81.9)
Net settlement of equity based awards	(4.8)	(8.3)
Principal payments under capital lease obligations	(0.1)	(0.6)
Repayment of short-term borrowings	(2.3)	(20.0)
Net cash used in financing activities	(228.6)	(147.6)
Cash and cash equivalents at beginning of period	137.7	193.6
Decrease in cash and cash equivalents	(19.9)	(34.2)
Effect of exchange rate changes on cash and cash equivalents	0.9	0.4
Cash and cash equivalents at end of period	$118.7	$159.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 30, 2016	$15.7	$279.9	$0.4	$(495.8)	$3,534.6	$(274.1)	$3,060.7
Net income	—	—	—	—	228.7	—	228.7
Other comprehensive loss	—	—	—	—	—	(0.9)	(0.9)
Dividends	—	—	—	—	(40.1)	—	(40.1)
Repurchase of common shares	—	—	—	(375.0)	—	—	(375.0)
Net settlement of equity based awards	—	(7.5)	—	0.7	4.1	—	(2.7)
Share options exercised	—	—	—	0.4	—	—	0.4
Share-based compensation expense	—	8.8	—	—	—	—	8.8
Balance at July 30, 2016	$15.7	$281.2	$0.4	$(869.7)	$3,727.3	$(275.0)	$2,879.9
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2017 and Fiscal 2016 refer to the 52 week periods ending January 28, 2017 and January 30, 2016, respectively. Within these condensed consolidated financial statements, the second quarter of the relevant fiscal years 2017 and 2016 refer to the 13 and 26 weeks ended July 30, 2016 and August 1, 2015, respectively.
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
Reclassification
The Company has reclassified the presentation of certain prior year amounts to conform to the current year presentation. During the fourth quarter of Fiscal 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." As a result, the Company adjusted the presentation of deferred taxes in the condensed consolidated balance sheet as of August 1, 2015 to reflect a reduction in current assets of $4.3 million, a reduction in non-current assets of $125.8 million, a reduction in current liabilities of $172.4 million and an increase in non-current liabilities of $42.3 million. See Note 2 for additional information regarding new accounting guidance adopted in Fiscal 2017.

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
Debt issuance costs
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance provides clarity that the SEC would not object to the deferral and presentation of debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU Nos. 2015-03 and 2015-15 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Signet adopted this guidance during the first quarter of Fiscal 2017. Accordingly, the Company adjusted the condensed consolidated balance sheets as of January 30, 2016 and August 1, 2015 by reducing total assets and debt for amounts classified as deferred debt issuance costs of $9.5 million and $10.4 million, respectively. Signet continues to present debt issuance costs relating to its revolving credit facility and asset-backed securitization facility as assets in the condensed consolidated balance sheets.
See Note 16 for additional discussion of the Company's debt issuance costs.
New accounting pronouncements to be adopted in future periods
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance requires entities to measure and recognize expected credit losses for financial assets measured at amortized cost basis. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts of expected losses over the remaining contractual life that affect collectibility. ASU No. 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. Signet is currently assessing the impact the adoption of this guidance will have on the Company's financial position or results of operations.
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

Inventory
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The new guidance states that inventory will be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted and is to be applied prospectively. Signet is currently assessing the impact, if any, the adoption of this guidance will have on the Company’s financial position or results of operations.
Financial instruments
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance primarily impacts accounting for equity investments and financial liabilities under the fair value option, as well as, the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments will generally be measured at fair value, with subsequent changes in fair value recognized in net income. ASU No. 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Signet does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
Leases
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new guidance primarily impacts lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU No. 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Signet is currently assessing the impact the adoption of this guidance will have on the Company’s financial position or results of operations.
Liabilities
In March 2016, the FASB issued ASU No. 2016-04, “Liabilities - Extinguishments of Liabilities (Subtopic 405-20).” The new guidance addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. Liabilities related to the sale of prepaid stored-value products within the scope of this update are financial liabilities. ASU No. 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Signet does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
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
The Zale division operates jewelry stores (Zale Jewelry) and kiosks (Piercing Pagoda), located primarily in shopping malls throughout the US, Canada and Puerto Rico. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 US states, and the Canadian store brand Peoples Jewellers, which operates in nine provinces. The division also operates regional brands Gordon’s Jewelers and Mappins. Piercing Pagoda operates through mall-based kiosks.
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

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Sales:
Sterling Jewelers	$839.4	$858.5	$1,819.8	$1,802.7
Zale Jewelry	331.0	336.4	712.4	709.3
Piercing Pagoda	57.0	52.9	126.0	117.1
UK Jewelry	145.2	159.1	289.2	305.6
Other	0.8	3.7	4.9	6.5
Total sales	$1,373.4	$1,410.6	$2,952.3	$2,941.2

Operating income:
Sterling Jewelers	$140.9	$157.8	$339.2	$336.0
Zale Jewelry(1)	0.5	(2.0)	18.8	8.4
Piercing Pagoda(2)	(0.2)	(0.1)	7.6	5.0
UK Jewelry	1.7	3.2	3.0	3.7
Other(3)	(23.0)	(58.1)	(36.7)	(76.1)
Total operating income	$119.9	$100.8	$331.9	$277.0

(1)
Includes net operating loss of $4.3 million and $9.5 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 and 26 weeks ended July 30, 2016 and $4.4 million and $13.5 million for the 13 and 26 weeks ended August 1, 2015, respectively.

(2)
Includes net operating loss of $0.1 million and $0.2 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 and 26 weeks ended July 30, 2016 and $0.7 million and $3.0 million for the 13 and 26 weeks ended August 1, 2015, respectively.

(3)
Includes $5.3 million and $10.6 million for the 13 and 26 weeks ended July 30, 2016 of integration costs for consulting expenses associated with IT implementations and severance related to organizational changes. Includes $43.6 million and $50.0 million for the 13 and 26 weeks ended August 1, 2015 of transaction and integration expenses primarily attributable to the legal settlement over appraisal rights and consulting expenses.

(in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Total assets:
Sterling Jewelers	$3,699.5	$3,788.0	$3,445.7
Zale Jewelry	1,931.1	1,955.1	1,864.0
Piercing Pagoda	138.4	141.8	116.9
UK Jewelry	392.3	427.8	432.2
Other	136.7	152.2	212.5
Total assets	$6,298.0	$6,464.9	$6,071.3
4. Earnings per share

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income	$81.9	$62.2	$228.7	$181.0
Basic weighted average number of shares outstanding	77.1	79.7	77.8	79.8
Dilutive effect of share awards	0.1	0.2	0.1	0.2
Diluted weighted average number of shares outstanding	77.2	79.9	77.9	80.0
Earnings per share – basic	$1.06	$0.78	$2.94	$2.27
Earnings per share – diluted	$1.06	$0.78	$2.94	$2.26

The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares and restricted stock units issued under the Omnibus Plan and stock options issued under the Share Saving Plans and the Executive Plans. The potential impact is calculated using the treasury stock method. The calculation of fully diluted earnings per share for the 13 and 26 weeks ended July 30, 2016 excludes awards of 207,046 shares (13 and 26 weeks ended August 1, 2015: 72,406 share awards) on the basis that their effect would be anti-dilutive.
5. Shareholders' equity
Share repurchases

		26 weeks ended July 30, 2016			26 weeks ended August 1, 2015
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$750.0	2.7	$239.4	$88.39	n/a	n/a	n/a
2013 Program(2)	$350.0	1.2	135.6	$111.26	0.6	$81.9	$130.27
Total		3.9	$375.0	$95.49	0.6	$81.9	$130.27

(1)
In February 2016, the Board of Directors authorized the repurchase of up to $750 million of Signet’s common shares (the “2016 Program”). The 2016 Program may be suspended or discontinued at any time without notice. The 2016 Program had $510.6 million remaining as of July 30, 2016.

(2)	In June 2013, the Board of Directors authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program was completed in May 2016.

n/a	Not applicable.
Dividends

	Fiscal 2017		Fiscal 2016
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.26	$20.4	$0.22	$17.6
Second quarter(1)	0.26	19.7	0.22	17.6
Total	$0.52	$40.1	$0.44	$35.2

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of July 30, 2016 and August 1, 2015, $19.7 million and $17.6 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the second quarter of Fiscal 2017 and Fiscal 2016, respectively.

6. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at January 30, 2016	$(237.8)	$(0.4)	$(3.9)	$(43.1)	$11.1	$(274.1)
Other comprehensive income (loss) ("OCI") before reclassifications	(9.1)	0.4	6.3	—	—	(2.4)
Amounts reclassified from AOCI to net income	—	—	1.7	0.6	(0.8)	1.5
Net current-period OCI	(9.1)	0.4	8.0	0.6	(0.8)	(0.9)
Balance at July 30, 2016	$(246.9)	$—	$4.1	$(42.5)	$10.3	$(275.0)

The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		26 weeks ended
(in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.4)	$—	$(0.6)	$0.1	Cost of sales (see Note 13)
Interest rate swaps	0.6	0.8	1.2	1.1	Interest expense, net (see Note 13)
Commodity contracts	0.8	0.3	2.0	0.6	Cost of sales (see Note 13)
Total before income tax	1.0	1.1	2.6	1.8
Income taxes	(0.4)	(0.3)	(0.9)	(0.5)
Net of tax	0.6	0.8	1.7	1.3

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.4	0.9	0.8	1.7	Selling, general and administrative expenses(1)
Amortization of unrecognized net prior service credits	(0.5)	(0.6)	(1.0)	(1.1)	Selling, general and administrative expenses(1)
Total before income tax	(0.1)	0.3	(0.2)	0.6
Income taxes	—	(0.1)	—	(0.1)
Net of tax	(0.1)	0.2	(0.2)	0.5

Total reclassifications, net of tax	$0.5	$1.0	$1.5	$1.8

(1)	These items are included in the computation of net periodic pension benefit. See Note 15 for additional information.
7. Income taxes
Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. The provision for income taxes is based on the current estimate of the consolidated annual effective tax rate. As of July 30, 2016, the effective tax rate for the Company was 25.8% compared to 28.9% in Fiscal 2016. The effective tax rate as of July 30, 2016 excludes the effects of any discrete items that may be recognized in future periods.
During the second quarter of Fiscal 2017, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified as of January 30, 2016.
8. Accounts receivable, net
Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment.

(in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,615.6	$1,725.9	$1,483.1
Zale customer in-house finance receivables	25.0	13.6	—
Other accounts receivable	10.0	16.9	10.1
Total accounts receivable, net	$1,650.6	$1,756.4	$1,493.2
Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

During the third quarter of Fiscal 2016, Signet implemented a program to provide in-house credit to customers in the Zale division’s US locations (“second look”). The allowance for doubtful accounts associated with Zale customer in-house finance receivables was immaterial as of July 30, 2016 and January 30, 2016. The credit function for the Zale division was entirely outsourced during the second quarter of Fiscal 2016 and, as such, no accounts receivable existed as of August 1, 2015.
Other accounts receivable is comprised primarily of accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $7.6 million (January 30, 2016 and August 1, 2015: $13.6 million and $7.4 million, respectively).
The allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below:

	26 weeks ended
(in millions)	July 30, 2016	August 1, 2015
Beginning balance:	$(130.0)	$(113.1)
Charge-offs, net	89.5	74.6
Recoveries	18.3	18.4
Provision	(107.2)	(95.9)
Ending balance	$(129.4)	$(116.0)
Ending receivable balance evaluated for impairment	1,745.0	1,599.1
Sterling Jewelers customer in-house finance receivables, net	$1,615.6	$1,483.1
Net bad debt expense is defined as the provision expense less recoveries.
The credit quality indicator and age analysis of Sterling Jewelers customer in-house finance receivables are shown below:

	July 30, 2016		January 30, 2016		August 1, 2015
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$1,350.7	$(41.3)	$1,473.0	$(45.4)	$1,252.4	$(38.1)
Past due, aged 31 – 60 days	264.1	(8.6)	259.6	(8.3)	232.3	(7.5)
Past due, aged 61 – 90 days	53.2	(2.5)	49.2	(2.2)	46.1	(2.1)
Non Performing:
Past due, aged more than 90 days	77.0	(77.0)	74.1	(74.1)	68.3	(68.3)
	$1,745.0	$(129.4)	$1,855.9	$(130.0)	$1,599.1	$(116.0)

	July 30, 2016		January 30, 2016		August 1, 2015
(as a % of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing
Current, aged 0 – 30 days	77.4%	3.1%	79.4%	3.1%	78.3%	3.0%
Past due, aged 31 – 60 days	15.1%	3.3%	14.0%	3.2%	14.5%	3.2%
Past due, aged 61 – 90 days	3.1%	4.7%	2.6%	4.5%	2.9%	4.6%
Non Performing
Past due, aged more than 90 days	4.4%	100.0%	4.0%	100.0%	4.3%	100.0%
	100.0%	7.4%	100.0%	7.0%	100.0%	7.3%
Securitized credit card receivables
The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust established on May 15, 2014. See Note 16 for additional information regarding this asset-backed securitization facility.

9. Inventories
The following table summarizes the Company's inventory by classification:

(in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Raw materials	$75.4	$81.8	$114.2
Finished goods	2,342.9	2,372.1	2,300.0
Total inventories	$2,418.3	$2,453.9	$2,414.2
10. Goodwill and intangibles
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at January 31, 2015	$23.2	$492.4	$—	$—	$3.6	$519.2
Impact of foreign exchange	—	(3.7)	—	—	—	(3.7)
Balance at January 30, 2016	23.2	488.7	—	—	3.6	515.5
Impact of foreign exchange	—	2.6	—	—	—	2.6
Balance at July 30, 2016	$23.2	$491.3	$—	$—	$3.6	$518.1
There have been no goodwill impairment losses recognized during the fiscal periods presented in the condensed consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may occur.
Intangibles
The following table provides detail regarding the composition of intangible assets and liabilities:

		July 30, 2016			January 30, 2016			August 1, 2015
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.4	$(0.6)	$0.8	$1.4	$(0.5)	$0.9	$1.5	$(0.3)	$1.2
Favorable leases	Intangible assets, net	47.8	(29.4)	18.4	47.0	(22.3)	24.7	47.6	(15.8)	31.8
Total definite-lived intangible assets		49.2	(30.0)	19.2	48.4	(22.8)	25.6	49.1	(16.1)	33.0
Indefinite-lived trade names	Intangible assets, net	405.5	—	405.5	402.2	—	402.2	404.8	—	404.8
Total intangible assets, net		$454.7	$(30.0)	$424.7	$450.6	$(22.8)	$427.8	$453.9	$(16.1)	$437.8
Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(48.4)	$31.2	$(17.2)	$(47.7)	$23.7	$(24.0)	$(48.3)	$16.8	$(31.5)
Unfavorable contracts	Other liabilities	(65.6)	30.8	(34.8)	(65.6)	28.1	(37.5)	(65.6)	24.2	(41.4)
Total intangible liabilities, net		$(114.0)	$62.0	$(52.0)	$(113.3)	$51.8	$(61.5)	$(113.9)	$41.0	$(72.9)

11. Other assets

(in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Deferred ESP selling costs	$82.6	$79.4	$75.2
Investments(1)	27.0	26.8	23.2
Other assets(2)	48.4	48.4	38.4
Total other assets	$158.0	$154.6	$136.8

(1)	See Note 12 for additional information.

(2)
Amounts adjusted to reflect the reclassification of capitalized debt issuance costs in accordance with Signet's adoption of FASB ASU 2015-03 during the first quarter of Fiscal 2017. See Note 2 for additional information.

In addition, other current assets include deferred direct selling costs in relation to the sale of ESP of $27.7 million as of July 30, 2016 (January 30, 2016 and August 1, 2015: $26.4 million and $23.9 million, respectively).
12. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying condensed consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	July 30, 2016			January 30, 2016			August 1, 2015
(in millions)	Cost	Unrealized gain (loss)	Fair Value	Cost	Unrealized gain (loss)	Fair Value	Cost	Unrealized gain (loss)	Fair Value
US Treasury securities	$8.7	$(0.4)	$8.3	$9.2	$(0.4)	$8.8	$9.2	$(0.3)	$8.9
US government agency securities	4.3	—	4.3	4.0	—	4.0	1.0	(0.1)	0.9
Corporate bonds and notes	10.5	0.3	10.8	10.8	—	10.8	9.9	—	9.9
Corporate equity securities	3.5	0.1	3.6	3.5	(0.3)	3.2	3.4	0.1	3.5
Total investments	$27.0	$—	$27.0	$27.5	$(0.7)	$26.8	$23.5	$(0.3)	$23.2
Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during the 13 and 26 weeks ended July 30, 2016 and August 1, 2015. Investments with a carrying value of $6.6 million were on deposit with various state insurance departments at July 30, 2016 (January 30, 2016 and August 1, 2015: $7.1 million and $7.2 million, respectively), as required by law.
Investments in debt securities outstanding as of July 30, 2016 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$4.5	$4.0
Year two through year five	11.7	11.8
Year six through year ten	7.3	7.6
After ten years	—	—
Total investment in debt securities	$23.5	$23.4
13. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of financing. The main risks arising from Signet’s operations are market risk including foreign currency risk, commodity risk, liquidity risk and interest rate risk. Signet uses derivative financial instruments to manage and mitigate these risks under policies reviewed and approved by the Board of Directors. Signet does not enter into derivative transactions for speculative purposes.

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
Interest rate swap (designated) — The Company entered into an interest rate swap in March 2015 with an aggregate notional amount of $300.0 million that is scheduled to mature through April 2019. Under this contract, the Company agrees to exchange, at specified intervals, the difference between fixed contract rates and floating rate interest amounts calculated by reference to the agreed notional amounts. This contract was entered into to reduce the consolidated interest rate risk associated with variable rate, long-term debt. The Company designated this derivative as a cash flow hedge of the variability in expected cash outflows for interest payments. The Company has effectively converted a portion of its variable-rate senior unsecured term loan into fixed-rate debt.
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
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of July 30, 2016 was $39.2 million (January 30, 2016 and August 1, 2015: $10.7 million and $17.7 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 30, 2016 and August 1, 2015: 6 months and 9 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of July 30, 2016 was $19.5 million (January 30, 2016 and August 1, 2015: $32.0 million and $4.2 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of July 30, 2016 was 27,000 ounces of gold (January 30, 2016 and August 1, 2015: 76,000 ounces and 106,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 6 months (January 30, 2016 and August 1, 2015: 12 months and 17 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of July 30, 2016, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	July 30, 2016	January 30, 2016	August 1, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.6	$0.8	$0.1
Commodity contracts	Other current assets	4.0	0.6	—
		6.6	1.4	0.1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.2	—	—
Total derivative assets		$6.8	$1.4	$0.1

	Fair value of derivative liabilities
(in millions)	Balance sheet location	July 30, 2016	January 30, 2016	August 1, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.1)	$—	$(0.3)
Commodity contracts	Other current liabilities	—	(0.8)	(6.7)
Commodity contracts	Other liabilities	—	—	(0.2)
Interest rate swaps	Other liabilities	(3.8)	(3.4)	(0.9)
		(3.9)	(4.2)	(8.1)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	(0.2)	—
Total derivative liabilities		$(3.9)	$(4.4)	$(8.1)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Foreign currency contracts	$3.8	$1.4	$0.4
Commodity contracts	6.2	(3.7)	(8.3)
Interest rate swaps	(3.8)	(3.4)	(0.9)
Gains (losses) recorded in AOCI	$6.2	$(5.7)	$(8.8)
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated income statements:
Foreign currency contracts

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Gains recorded in AOCI, beginning of period		$0.6	$0.8	$1.4	$0.9
Current period gains (losses) recognized in OCI		3.6	(0.4)	3.0	(0.6)
(Gains) losses reclassified from AOCI to net income	Cost of sales	(0.4)	—	(0.6)	0.1
Gains recorded in AOCI, end of period		$3.8	$0.4	$3.8	$0.4
Commodity contracts

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Gains (losses) recorded in AOCI, beginning of period		$4.4	$(2.0)	$(3.7)	$5.7
Current period gains (losses) recognized in OCI		1.0	(6.6)	7.9	(14.6)
(Gains) losses reclassified from AOCI to net income	Cost of sales	0.8	0.3	2.0	0.6
Gains (losses) recorded in AOCI, end of period		$6.2	$(8.3)	$6.2	$(8.3)
Interest rate swaps

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Losses recorded in AOCI, beginning of period		$(3.2)	$(0.6)	$(3.4)	$—
Current period losses recognized in OCI		(1.2)	(1.1)	(1.6)	(2.0)
Losses reclassified from AOCI to net income	Interest expense, net	0.6	0.8	1.2	1.1
Losses recorded in AOCI, end of period		$(3.8)	$(0.9)	$(3.8)	$(0.9)
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 and 26 weeks ended July 30, 2016 and August 1, 2015. Based on current valuations, the Company expects approximately $6.6 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.

Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated income statements:

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$1.9	$0.7	$1.6	$0.4
Gains recognized in net income		$1.9	$0.7	$1.6	$0.4
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

	July 30, 2016			January 30, 2016			August 1, 2015
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$8.3	$8.3	$—	$8.8	$8.8	$—	$8.9	$8.9	$—
Corporate equity securities	3.6	3.6	—	3.2	3.2	—	3.5	3.5	—
Foreign currency contracts	2.8	—	2.8	0.8	—	0.8	0.1	—	0.1
Commodity contracts	4.0	—	4.0	0.6	—	0.6	—	—	—
US government agency securities	4.3	—	4.3	4.0	—	4.0	0.9	—	0.9
Corporate bonds and notes	10.8	—	10.8	10.8	—	10.8	9.9	—	9.9
Total assets	$33.8	$11.9	$21.9	$28.2	$12.0	$16.2	$23.3	$12.4	$10.9

Liabilities:
Foreign currency contracts	$(0.1)	$—	$(0.1)	$(0.2)	$—	$(0.2)	$(0.3)	$—	$(0.3)
Commodity contracts	—	—	—	(0.8)	—	(0.8)	(6.9)	—	(6.9)
Interest rate swaps	(3.8)	—	(3.8)	(3.4)	—	(3.4)	(0.9)	—	(0.9)
Total liabilities	$(3.9)	$—	$(3.9)	$(4.4)	$—	$(4.4)	$(8.1)	$—	$(8.1)

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
The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, other liabilities, income taxes and the revolving credit facility approximate fair value because of the short-term maturity of these amounts.
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 16 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at July 30, 2016, January 30, 2016 and August 1, 2015 were as follows:

	July 30, 2016		January 30, 2016		August 1, 2015
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$393.3	$403.3	$392.8	$405.9	$392.3	$409.0
Securitization facility (Level 2)	599.5	600.0	599.6	600.0	598.8	600.0
Term loan (Level 2)	353.6	357.5	361.3	365.0	375.8	380.0
Capital lease obligations (Level 2)	0.1	0.1	0.2	0.2	0.6	0.6
	$1,346.5	$1,360.9	$1,353.9	$1,371.1	$1,367.5	$1,389.6
15. Pension plans
Signet operates a defined benefit pension plan in the UK (the “UK Plan”) for participating eligible employees of the UK Jewelry division. The components of net periodic pension benefit for the UK Plan are as follows:

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Components of net periodic pension benefit (cost):
Service cost	$(0.5)	$(0.7)	$(1.0)	$(1.3)
Interest cost	(1.9)	(2.0)	(3.8)	(3.9)
Expected return on UK Plan assets	2.8	3.0	5.5	5.8
Amortization of unrecognized actuarial losses	(0.4)	(0.9)	(0.8)	(1.7)
Amortization of unrecognized net prior service credits	0.5	0.6	1.0	1.1
Net periodic pension benefit	$0.5	$—	$0.9	$—
In the 26 weeks ended July 30, 2016, Signet contributed $1.6 million to the UK Plan and expects to contribute a minimum of $2.6 million at current exchange rates to the UK Plan in Fiscal 2017. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2015.

16. Loans, overdrafts and long-term debt

(in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$398.7	$398.6	$398.5
Securitization facility	600.0	600.0	600.0
Senior unsecured term loan	357.5	365.0	380.0
Revolving credit facility	200.0	—	—
Bank overdrafts	22.1	24.4	51.6
Capital lease obligations	0.1	0.2	0.6
Total debt	$1,578.4	$1,388.2	$1,430.7
Less: Current portion of loans and overdrafts	(238.6)	(57.7)	(80.2)
Less: Unamortized capitalized debt issuance fees(1)	(9.3)	(9.5)	(10.4)
Total long-term debt	$1,330.5	$1,321.0	$1,340.1

(1)	Presentation of capitalized debt issuance costs was revised during the first quarter of Fiscal 2017 upon adoption of ASU 2015-03. See Note 2 for additional information.
Revolving credit facility and term loan (the "Credit Facility")
During the second quarter of Fiscal 2017, Signet amended and restated its Credit Facility agreement to (i) increase the borrowing capacity under the revolving credit facility from $400 million to $700 million and extend the maturity date to July 2021 and (ii) extend the maturity date of the term loan facility to July 2021 and revise the scheduled quarterly principal repayments to align with the July 2021 maturity date. The amendment of the Credit Facility was accounted for as a modification of existing debt in accordance with ASC 470-50.
In connection with the amendment of the revolving credit facility, incremental fees of $1.4 million were incurred and capitalized. Capitalized fees associated with the amended revolving credit facility as of July 30, 2016 total $2.6 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of July 30, 2016 was $0.6 million (January 30, 2016 and August 1, 2015: $0.4 million and $0.3 million, respectively). Amortization relating to these fees of $0.1 million and $0.2 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended July 30, 2016, respectively ($0.1 million and $0.2 million for the 13 and 26 weeks ended August 1, 2015, respectively). As of July 30, 2016, January 30, 2016 and August 1, 2015, the Company had stand-by letters of credit outstanding of $14.8 million, $28.8 million and $21.9 million, respectively, that reduce remaining borrowing availability. The revolving credit facility had a weighted average interest rate of 1.54% during the 26 weeks ended July 30, 2016.
The senior unsecured term loan had an outstanding principal balance of $357.5 million as of the amendment date. Beginning in October 2016, the Company is required to make scheduled quarterly principal payments equal to the amounts per annum of the outstanding principal balance as follows: 5% in the first year, 7.5% in the second year, 10% in the third year, 12.5% in the fourth year and 15% in the fifth year after the initial payment date, with the balance due in July 2021. Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 13, the term loan had a weighted average interest rate of 1.71% and 1.45% during the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. In connection with the amendment of the term loan facility, incremental fees of $0.7 million were incurred and capitalized. Capitalized fees associated with the amended term loan facility as of July 30, 2016 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of July 30, 2016 was $2.3 million (January 30, 2016 and August 1, 2015: $1.8 million and $1.2 million, respectively). Amortization relating to these fees of $0.2 million and $0.5 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended July 30, 2016, respectively ($0.2 million and $0.4 million for the 13 and 26 weeks ended August 1, 2015, respectively).
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
Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of July 30, 2016 was $1.5 million (January 30, 2016 and August 1, 2015: $1.2 million and $0.8 million, respectively). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to these fees of $0.1 million and $0.3 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended July 30, 2016, respectively ($0.1 million and $0.3 million for the 13 and 26 weeks ended August 1, 2015, respectively).

Asset-backed securitization facility
The Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”) and issued two-year revolving asset-backed variable funding notes. During the second quarter of Fiscal 2017, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2018 with remaining terms substantially consistent with the existing agreement. The amendment was accounted for as a modification of existing debt in accordance with ASC 470-50. In connection with the amendment of the note purchase agreement, incremental fees of $0.6 million were incurred and capitalized. Capitalized fees associated with the existing and amended asset-backed securitization facility as of July 30, 2016 total $3.4 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of July 30, 2016 was $2.9 million (January 30, 2016 and August 1, 2015: $2.4 million and $1.6 million, respectively). Amortization relating to these fees of $0.2 million and $0.5 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended July 30, 2016, respectively ($0.3 million and $0.7 million for the 13 and 26 weeks ended August 1, 2015, respectively). The asset-backed securitization facility had a weighted average interest rate of 1.92% and 1.54% during the 26 weeks ended July 30, 2016 and August 1, 2015, respectively.
Other
As of July 30, 2016, January 30, 2016 and August 1, 2015, the Company was in compliance with all debt covenants.
17. Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions and other as follows:

(in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Sterling Jewelers ESP deferred revenue	$720.3	$715.1	$691.4
Zale ESP deferred revenue	156.2	146.1	132.3
Voucher promotions and other	17.9	28.2	13.5
Total deferred revenue	$894.4	$889.4	$837.2

Disclosed as:
Current liabilities	$254.5	$260.3	$230.2
Non-current liabilities	639.9	629.1	607.0
Total deferred revenue	$894.4	$889.4	$837.2
ESP deferred revenue

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Sterling Jewelers ESP deferred revenue, beginning of period	$723.8	$690.7	$715.1	$668.9
Plans sold	61.6	59.1	137.6	128.4
Revenue recognized	(65.1)	(58.4)	(132.4)	(105.9)
Sterling Jewelers ESP deferred revenue, end of period	$720.3	$691.4	$720.3	$691.4

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Zale ESP deferred revenue, beginning of period	$155.1	$129.3	$146.1	$120.3
Plans sold(1)	31.9	29.4	72.5	64.6
Revenue recognized	(30.8)	(26.4)	(62.4)	(52.6)
Zale ESP deferred revenue, end of period	$156.2	$132.3	$156.2	$132.3

(1)	Includes impact of foreign exchange translation.

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

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Warranty reserve, beginning of period	$41.3	$44.6	$41.9	$44.9
Warranty expense	2.8	1.9	5.7	4.9
Utilized(1)	(3.7)	(3.4)	(7.2)	(6.7)
Warranty reserve, end of period	$40.4	$43.1	$40.4	$43.1

(1)	Includes impact of foreign exchange translation.

(in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Disclosed as:
Current liabilities	$12.5	$12.3	$17.6
Non-current liabilities	27.9	29.6	25.5
Total warranty reserve	$40.4	$41.9	$43.1
19. Share-based compensation
Signet recorded share-based compensation expense of $5.0 million and $8.8 million for the 13 and 26 weeks ended July 30, 2016, respectively, related to the Omnibus Plan and Share Saving Plans (13 and 26 weeks ended August 1, 2015: $3.8 million and $7.1 million, respectively).
20. Commitments and contingencies
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants' motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. Claimants’ Motion was denied in an order issued April 27, 2015. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition was filed on March 23, 2015 and SJI’s reply was filed on April 3, 2015. SJI’s motion was heard on May 4, 2015. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit. Claimants filed their opposition on December 2, 2015. SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the Southern District’s November 16, 2015 Opinion and Order. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims. SJI filed its opposition on May 12, 2015. Claimants’ reply was filed on May 22, 2015. Claimants’ motion was granted on June 15, 2015. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition was filed on May 1, 2015. Claimants filed their reply on June 5, 2015. The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016. Claimants filed their opposition on April 4, 2016. The arbitrator denied SJI’s Motion on April 5, 2016. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period. Claimants filed their opposition brief on April 11, 2016, SJI filed its reply on April 20, 2016, and oral argument was heard on SJI’s Motion on May 11, 2016. SJI's Motion was denied on May 22, 2016. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016, and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016. Claimants’ opposition was filed on June 3, 2016. The matter was fully briefed and oral argument was heard on July 22, 2016. The parties await a ruling on the motion. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. At this time, 10,094 current and former employees have submitted consent forms to opt in to the collective action.
Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014, the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The parties fully briefed the appeal and oral argument occurred on May 5, 2015. On September 9, 2015, the United States Court of Appeals for the Second Circuit issued a decision vacating the District Court’s order and remanding the case back to the District Court for further proceedings. SJI filed a Petition for Panel Rehearing and En Banc Review with the United States Court of Appeals for the Second Circuit, which was denied on December 1, 2015. On December 4, 2015, SJI filed in the United States Court of Appeals for the Second Circuit a Motion Of Appellee Sterling Jewelers Inc. For Stay Of Mandate Pending Petition For Writ Of Certiorari. The Motion was granted by the Second Circuit on December 10, 2015. SJI filed a Petition For Writ Of Certiorari in the Supreme Court of the United States on April 29, 2016. The EEOC filed their brief in response on August 1, 2016 and Sterling’s reply was filed on August 15, 2016.
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

On April 1, 2015, Plaintiff filed Plaintiff’s Notice of Motion and Motion for Class Certification in the Naomi Tapia v. Zale Corporation litigation. On May 22, 2015, the Company filed Defendants’ Opposition to Plaintiff’s Motion for Class Certification under Fed.R.Civ.Proc. 23 and Collective Action Certification under 29 U.SC. §216(b). Plaintiff filed her Reply Memorandum in Support of Plaintiff’s Motion for Class Certification on June 3, 2015. On April 6, 2016, the Court conditionally certified an opt-in collective action under the Fair Labor Standards Act of all current and former hourly employees of Zale Delaware Inc. d/b/a Zale Corporation who were designated by Zale as nonexempt and who worked in a Zale retail store in the United States at any time from July 3, 2010 to the present. Additionally, the court certified an opt-out class action of the remaining claims on behalf of all current and former hourly employees of Zale Delaware Inc. d/b/a Zale Corporation who were designated by Zale as nonexempt, and worked in a Zale retail store in the State of California at any time from July 3, 2009 through the present. At this time, the class has not yet received notice of the ruling and has not yet been provided the opportunity to opt in or opt out. The Company intends to vigorously defend its position in this litigation. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
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

Shareholder Action
On August 25, 2016, Susan Dube filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer, purportedly on behalf of stockholders that acquired the Company’s securities between January 7, 2016, and June 3, 2016, inclusive (Dube v. Signet Jewelers Limited, et al., Civ. No. 16-6728 (S.D.N.Y.)).  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s business and earnings by failing to disclose that the Company was allegedly experiencing difficulty ensuring the safety of customer’s jewelry while in Signet’s custody for repairs, a drop-off in customer confidence, and increased competitive pressures.  Plaintiffs claim that as a result of the alleged misrepresentations, the Company’s share price was artificially inflated.  The action seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  The Company believes that the allegations in this complaint are without merit and cannot estimate a range of potential liability, if any, at this time.
In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business, which the Company believes are not significant to Signet’s consolidated financial position, results of operations or cash flows.
21. Subsequent event
On August 24, 2016, Signet Jewelers Limited (the “Company”) entered into an investment agreement (the “Investment Agreement”) with Green Equity Investors VI, L.P. and Green Equity Investors Side VI, L.P. (together, the “Investors”), both affiliates of Leonard Green & Partners, L.P., relating to the issuance and sale to the Investors of shares of the Company’s Series A Convertible Preference Shares, par value $0.01 per share (the “Series A Preference Shares”), for an aggregate purchase price of $625 million, or $1,000 per share. The closing of the transaction contemplated by the Investment Agreement (the “Closing”) is conditioned upon certain customary closing conditions, including, among others, obtaining clearance under the Hart-Scott-Rodino Antitrust Improvements Act, the approval for listing on the New York Stock Exchange of any of the Company’s common shares, par value $0.18 per share (the “Common Shares”) issuable upon conversion of the Series A Preference Shares and the Company taking all necessary actions to cause the Investors’ designated director nominee to be elected to the Company’s board of directors. These Series A Preference Shares accrue dividends at a rate of 5.0% per annum, payable quarterly in arrears, in cash or by increasing the liquidation preference, at the option of the Company. The Company expects to use these proceeds to fund a repurchase of up to $625 million of its common stock through either open market purchases or through privately negotiated transactions.

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

Condensed Consolidated Income Statement
For the 13 weeks ended July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,314.9	$58.5	$—	$1,373.4
Cost of sales	—	—	(897.2)	(11.3)	—	(908.5)
Gross margin	—	—	417.7	47.2	—	464.9
Selling, general and administrative expenses	(0.5)	—	(390.3)	(24.9)	—	(415.7)
Other operating income, net	—	—	80.4	(9.7)	—	70.7
Operating (loss) income	(0.5)	—	107.8	12.6	—	119.9
Intra-entity interest income (expense)	—	4.7	(47.5)	42.8	—	—
Interest expense, net	—	(4.9)	(3.9)	(3.1)	—	(11.9)
(Loss) income before income taxes	(0.5)	(0.2)	56.4	52.3	—	108.0
Income taxes	—	0.1	(22.4)	(3.8)	—	(26.1)
Equity in income of subsidiaries	82.4	—	15.5	32.4	(130.3)	—
Net income (loss)	$81.9	$(0.1)	$49.5	$80.9	$(130.3)	$81.9

Condensed Consolidated Income Statement
For the 13 weeks ended August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,391.3	$19.3	$—	$1,410.6
Cost of sales	—	—	(914.2)	(5.6)	—	(919.8)
Gross margin	—	—	477.1	13.7	—	490.8
Selling, general and administrative expenses	(0.9)	—	(444.9)	(7.0)	—	(452.8)
Other operating income, net	—	—	60.7	2.1	—	62.8
Operating (loss) income	(0.9)	—	92.9	8.8	—	100.8
Intra-entity interest income (expense)	—	4.7	(47.0)	42.3	—	—
Interest expense, net	—	(4.9)	(3.4)	(2.8)	—	(11.1)
(Loss) income before income taxes	(0.9)	(0.2)	42.5	48.3	—	89.7
Income taxes	—	0.1	(26.2)	(1.4)	—	(27.5)
Equity in income of subsidiaries	63.1	—	24.7	27.0	(114.8)	—
Net income (loss)	$62.2	$(0.1)	$41.0	$73.9	$(114.8)	$62.2

Condensed Consolidated Income Statement
For the 26 weeks ended July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$2,833.2	$119.1	$—	$2,952.3
Cost of sales	—	—	(1,866.3)	(20.7)	—	(1,887.0)
Gross margin	—	—	966.9	98.4	—	1,065.3
Selling, general and administrative expenses	(0.6)	—	(828.9)	(48.9)	—	(878.4)
Other operating income, net	—	—	152.0	(7.0)	—	145.0
Operating (loss) income	(0.6)	—	290.0	42.5	—	331.9
Intra-entity interest income (expense)	—	9.4	(94.4)	85.0	—	—
Interest expense, net	—	(9.8)	(7.6)	(6.3)	—	(23.7)
(Loss) income before income taxes	(0.6)	(0.4)	188.0	121.2	—	308.2
Income taxes	—	0.1	(76.6)	(3.0)	—	(79.5)
Equity in income of subsidiaries	229.3	—	100.7	116.7	(446.7)	—
Net income (loss)	$228.7	$(0.3)	$212.1	$234.9	$(446.7)	$228.7

Condensed Consolidated Income Statement
For the 26 weeks ended August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$2,902.3	$38.9	$—	$2,941.2
Cost of sales	—	—	(1,875.2)	(9.3)	—	(1,884.5)
Gross margin	—	—	1,027.1	29.6	—	1,056.7
Selling, general and administrative expenses	(1.2)	—	(889.1)	(15.7)	—	(906.0)
Other operating income, net	—	—	124.2	2.1	—	126.3
Operating (loss) income	(1.2)	—	262.2	16.0	—	277.0
Intra-entity interest income (expense)	—	9.4	(93.1)	83.7	—	—
Interest expense, net	—	(9.8)	(6.9)	(5.4)	—	(22.1)
(Loss) income before income taxes	(1.2)	(0.4)	162.2	94.3	—	254.9
Income taxes	—	0.1	(74.7)	0.7	—	(73.9)
Equity in income of subsidiaries	182.2	—	100.7	104.2	(387.1)	—
Net income (loss)	$181.0	$(0.3)	$188.2	$199.2	$(387.1)	$181.0

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$81.9	$(0.1)	$49.5	$80.9	$(130.3)	$81.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(39.9)	—	(44.9)	5.0	39.9	(39.9)
Available-for-sale securities:
Unrealized gain (loss)	0.2	—	—	0.2	(0.2)	0.2
Cash flow hedges:
Unrealized gain (loss)	2.7	—	2.7	—	(2.7)	2.7
Reclassification adjustment for losses to net income	0.6	—	0.6	—	(0.6)	0.6
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.3	—	0.3	—	(0.3)	0.3
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Total other comprehensive income (loss)	(36.5)	—	(41.7)	5.2	36.5	(36.5)
Total comprehensive income (loss)	$45.4	$(0.1)	$7.8	$86.1	$(93.8)	$45.4

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$62.2	$(0.1)	$41.0	$73.9	$(114.8)	$62.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.7)	—	(1.5)	(3.2)	4.7	(4.7)
Available-for-sale securities:
Unrealized gain (loss)	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized gain (loss)	(5.5)	—	(5.5)	—	5.5	(5.5)
Reclassification adjustment for losses to net income	0.8	—	0.8	—	(0.8)	0.8
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.7	—	0.7	—	(0.7)	0.7
Reclassification adjustment to net income for amortization of net prior service credits	(0.5)	—	(0.5)	—	0.5	(0.5)
Total other comprehensive income (loss)	(9.4)	—	(6.0)	(3.4)	9.4	(9.4)
Total comprehensive income (loss)	$52.8	$(0.1)	$35.0	$70.5	$(105.4)	$52.8

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 26 weeks ended July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$228.7	$(0.3)	$212.1	$234.9	$(446.7)	$228.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(9.1)	—	(12.7)	3.6	9.1	(9.1)
Available-for-sale securities:
Unrealized gain (loss)	0.4	—	—	0.4	(0.4)	0.4
Cash flow hedges:
Unrealized gain (loss)	6.3	—	6.3	—	(6.3)	6.3
Reclassification adjustment for losses to net income	1.7	—	1.7	—	(1.7)	1.7
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.6	—	0.6	—	(0.6)	0.6
Reclassification adjustment to net income for amortization of net prior service credits	(0.8)	—	(0.8)	—	0.8	(0.8)
Total other comprehensive income (loss)	(0.9)	—	(4.9)	4.0	0.9	(0.9)
Total comprehensive income (loss)	$227.8	$(0.3)	$207.2	$238.9	$(445.8)	$227.8

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 26 weeks ended August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$181.0	$(0.3)	$188.2	$199.2	$(387.1)	$181.0
Other comprehensive income (loss):
Foreign currency translation adjustments	2.8	—	6.0	(3.2)	(2.8)	2.8
Available-for-sale securities:
Unrealized gain (loss)	(0.3)	—	—	(0.3)	0.3	(0.3)
Cash flow hedges:
Unrealized gain (loss)	(11.4)	—	(11.4)	—	11.4	(11.4)
Reclassification adjustment for losses to net income	1.3	—	1.3	—	(1.3)	1.3
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	1.4	—	1.4	—	(1.4)	1.4
Reclassification adjustment to net income for amortization of net prior service credits	(0.9)	—	(0.9)	—	0.9	(0.9)
Total other comprehensive income (loss)	(7.1)	—	(3.6)	(3.5)	7.1	(7.1)
Total comprehensive income (loss)	$173.9	$(0.3)	$184.6	$195.7	$(380.0)	$173.9

Condensed Consolidated Balance Sheet
July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$83.8	$34.6	$—	$118.7
Accounts receivable, net	—	—	1,648.5	2.1	—	1,650.6
Intra-entity receivables, net	74.0	—	—	221.0	(295.0)	—
Other receivables	—	—	46.3	20.6	—	66.9
Other current assets	0.1	—	146.7	5.2	—	152.0
Income taxes	—	—	1.4	—	—	1.4
Inventories	—	—	2,342.5	75.8	—	2,418.3
Total current assets	74.3	0.1	4,269.2	359.3	(295.0)	4,407.9
Non-current assets:
Property, plant and equipment, net	—	—	734.6	4.9	—	739.5
Goodwill	—	—	514.5	3.6	—	518.1
Intangible assets, net	—	—	424.7	—	—	424.7
Investment in subsidiaries	2,835.5	—	675.2	525.6	(4,036.3)	—
Intra-entity receivables, net	—	402.8	—	3,657.2	(4,060.0)	—
Other assets	—	—	127.4	30.6	—	158.0
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	49.8	—	—	49.8
Total assets	$2,909.8	$402.9	$6,795.4	$4,581.2	$(8,391.3)	$6,298.0
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$239.3	$—	$—	$238.6
Accounts payable	—	—	192.5	2.6	—	195.1
Intra-entity payables, net	—	—	295.0	—	(295.0)	—
Accrued expenses and other current liabilities	29.9	2.4	371.5	13.8	—	417.6
Deferred revenue	—	—	254.5	—	—	254.5
Income taxes	—	(0.1)	38.4	—	—	38.3
Total current liabilities	29.9	1.6	1,391.2	16.4	(295.0)	1,144.1
Non-current liabilities:
Long-term debt	—	393.9	336.6	600.0	—	1,330.5
Intra-entity payables, net	—	—	4,060.0	—	(4,060.0)	—
Other liabilities	—	—	217.3	6.5	—	223.8
Deferred revenue	—	—	639.9	—	—	639.9
Deferred tax liabilities	—	—	80.0	(0.2)	—	79.8
Total liabilities	29.9	395.5	6,725.0	622.7	(4,355.0)	3,418.1
Total shareholders’ equity	2,879.9	7.4	70.4	3,958.5	(4,036.3)	2,879.9
Total liabilities and shareholders’ equity	$2,909.8	$402.9	$6,795.4	$4,581.2	$(8,391.3)	$6,298.0

Condensed Consolidated Balance Sheet
January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.9	$0.1	$102.0	$33.7	$—	$137.7
Accounts receivable, net	—	—	1,753.0	3.4	—	1,756.4
Intra-entity receivables, net	28.7	—	—	380.1	(408.8)	—
Other receivables	—	—	68.8	15.2	—	84.0
Other current assets	0.1	—	144.2	8.3	—	152.6
Income taxes	—	0.2	2.3	1.0	—	3.5
Inventories	—	—	2,372.7	81.2	—	2,453.9
Total current assets	30.7	0.3	4,443.0	522.9	(408.8)	4,588.1
Non-current assets:
Property, plant and equipment, net	—	—	722.3	5.3	—	727.6
Goodwill	—	—	511.9	3.6	—	515.5
Intangible assets, net	—	—	427.8	—	—	427.8
Investment in subsidiaries	3,047.8	—	762.9	600.0	(4,410.7)	—
Intra-entity receivables, net	—	402.6	—	3,467.4	(3,870.0)	—
Other assets	—	—	124.5	30.1	—	154.6
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	51.3	—	—	51.3
Total assets	$3,078.5	$402.9	$7,043.7	$4,629.3	$(8,689.5)	$6,464.9
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$58.4	$—	$—	$57.7
Accounts payable	—	—	260.3	8.8	—	269.1
Intra-entity payables, net	—	—	408.8	—	(408.8)	—
Accrued expenses and other current liabilities	17.8	2.4	467.0	11.1	—	498.3
Deferred revenue	—	—	260.3	—	—	260.3
Income taxes	—	—	68.4	(2.7)	—	65.7
Total current liabilities	17.8	1.7	1,523.2	17.2	(408.8)	1,151.1
Non-current liabilities:
Long-term debt	—	393.5	327.5	600.0	—	1,321.0
Intra-entity payables, net	—	—	3,870.0	—	(3,870.0)	—
Other liabilities	—	—	223.6	6.9	—	230.5
Deferred revenue	—	—	629.1	—	—	629.1
Deferred tax liabilities	—	—	73.0	(0.5)	—	72.5
Total liabilities	17.8	395.2	6,646.4	623.6	(4,278.8)	3,404.2
Total shareholders’ equity	3,060.7	7.7	397.3	4,005.7	(4,410.7)	3,060.7
Total liabilities and shareholders’ equity	$3,078.5	$402.9	$7,043.7	$4,629.3	$(8,689.5)	$6,464.9

Condensed Consolidated Balance Sheet
August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$143.0	$16.5	$—	$159.8
Accounts receivable, net	—	—	1,490.4	2.8	—	1,493.2
Intra-entity receivables, net	10.0	—	—	129.9	(139.9)	—
Other receivables	—	—	45.1	10.1	—	55.2
Other current assets	0.1	—	119.6	5.3	—	125.0
Income taxes	—	—	3.0	—	—	3.0
Inventories	—	—	2,318.9	95.3	—	2,414.2
Total current assets	10.3	0.1	4,120.0	259.9	(139.9)	4,250.4
Non-current assets:
Property, plant and equipment, net	—	—	679.5	5.6	—	685.1
Goodwill	—	—	514.0	3.6	—	517.6
Intangible assets, net	—	—	437.8	—	—	437.8
Investment in subsidiaries	2,879.9	—	554.9	535.9	(3,970.7)	—
Intra-entity receivables, net	—	402.5	—	3,479.9	(3,882.4)	—
Other assets	—	—	110.1	26.7	—	136.8
Deferred tax assets	—	—	2.7	0.5	—	3.2
Retirement benefit asset	—	—	40.4	—	—	40.4
Total assets	$2,890.2	$402.6	$6,459.4	$4,312.1	$(7,993.0)	$6,071.3
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$80.9	$—	$—	$80.2
Accounts payable	—	—	187.5	6.5	—	194.0
Intra-entity payables, net	—	—	139.9	—	(139.9)	—
Accrued expenses and other current liabilities	18.0	2.4	422.2	10.5	—	453.1
Deferred revenue	—	—	230.2	—	—	230.2
Income taxes	—	(0.1)	6.5	(0.6)	—	5.8
Total current liabilities	18.0	1.6	1,067.2	16.4	(139.9)	963.3
Non-current liabilities:
Long-term debt	—	393.0	347.1	600.0	—	1,340.1
Intra-entity payables, net	—	—	3,882.4	—	(3,882.4)	—
Other liabilities	—	—	218.7	7.5	—	226.2
Deferred revenue	—	—	607.0	—	—	607.0
Deferred tax liabilities	—	—	62.5	—	—	62.5
Total liabilities	18.0	394.6	6,184.9	623.9	(4,022.3)	3,199.1
Total shareholders’ equity	2,872.2	8.0	274.5	3,688.2	(3,970.7)	2,872.2
Total liabilities and shareholders’ equity	$2,890.2	$402.6	$6,459.4	$4,312.1	$(7,993.0)	$6,071.3

Condensed Consolidated Statement of Cash Flows
For the 26 weeks ended July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$549.7	$0.2	$383.3	$317.0	$(941.0)	$309.2
Investing activities
Purchase of property, plant and equipment	—	—	(101.0)	—	—	(101.0)
Investment in subsidiaries	(91.0)	—	—	—	91.0	—
Purchase of available-for-sale securities	—	—	—	(2.6)	—	(2.6)
Proceeds from available-for-sale securities	—	—	—	3.1	—	3.1
Net cash used in investing activities	(91.0)	—	(101.0)	0.5	91.0	(100.5)
Financing activities
Dividends paid	(37.9)	—	—	—	—	(37.9)
Intra-entity dividends paid	—	—	(650.0)	(291.0)	941.0	—
Proceeds from issuance of common shares	0.4	—	91.0	—	(91.0)	0.4
Excess tax benefit from exercise of share awards	—	—	1.3	—	—	1.3
Repayments of term loan	—	—	(7.5)	—	—	(7.5)
Proceeds from securitization facility	—	—	—	1,278.9	—	1,278.9
Repayment of securitization facility	—	—	—	(1,278.9)	—	(1,278.9)
Proceeds from revolving credit facility	—	—	318.0	—	—	318.0
Repayments of revolving credit facility	—	—	(118.0)	—	—	(118.0)
Payment of debt issuance costs	—	—	(2.1)	(0.6)	—	(2.7)
Repurchase of common shares	(375.0)	—	—	—	—	(375.0)
Net settlement of equity based awards	(4.8)	—	—	—	—	(4.8)
Capital lease payments	—	—	(0.1)	—	—	(0.1)
Proceeds from (repayment of) short-term borrowings	—	—	(2.3)	—	—	(2.3)
Intra-entity activity, net	(43.1)	(0.2)	68.0	(24.7)	—	—
Net cash (used in) provided by financing activities	(460.4)	(0.2)	(301.7)	(316.3)	850.0	(228.6)
Cash and cash equivalents at beginning of period	1.9	0.1	102.0	33.7	—	137.7
Increase (decrease) in cash and cash equivalents	(1.7)	—	(19.4)	1.2	—	(19.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.2	(0.3)	—	0.9
Cash and cash equivalents at end of period	$0.2	$0.1	$83.8	$34.6	$—	$118.7

Condensed Consolidated Statement of Cash Flows
For the 26 weeks ended August 1, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.9)	$0.2	$157.2	$54.1	$—	$210.6
Investing activities
Purchase of property, plant and equipment	—	—	(98.6)	(0.3)	—	(98.9)
Investment in subsidiaries	—	—	—	—	—	—
Purchase of available-for-sale securities	—	—	—	(1.9)	—	(1.9)
Proceeds from available-for-sale securities	—	—	—	3.6	—	3.6
Net cash used in investing activities	—	—	(98.6)	1.4	—	(97.2)
Financing activities
Dividends paid	(32.1)	—	—	—	—	(32.1)
Intra-entity dividends paid	—	—	—	—	—	—
Proceeds from issuance of common shares	0.2	—	—	—	—	0.2
Excess tax benefit from exercise of share awards	—	—	5.1	—	—	5.1
Repayments of term loan	—	—	(10.0)	—	—	(10.0)
Proceeds from securitization facility	—	—	—	1,196.3	—	1,196.3
Repayment of securitization facility	—	—	—	(1,196.3)	—	(1,196.3)
Proceeds from revolving credit facility	—	—	—	—	—	—
Repayments of revolving credit facility	—	—	—	—	—	—
Repurchase of common shares	(81.9)	—	—	—	—	(81.9)
Net settlement of equity based awards	(8.3)	—	—	—	—	(8.3)
Capital lease payments	—	—	(0.6)	—	—	(0.6)
Proceeds from (repayment of) short-term borrowings	—	—	(20.0)	—	—	(20.0)
Intra-entity activity, net	121.1	(0.2)	(56.8)	(64.1)	—	—
Net cash (used in) provided by financing activities	(1.0)	(0.2)	(82.3)	(64.1)	—	(147.6)
Cash and cash equivalents at beginning of period	2.1	0.1	166.5	24.9	—	193.6
Increase (decrease) in cash and cash equivalents	(1.9)	—	(23.7)	(8.6)	—	(34.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	0.2	—	0.4
Cash and cash equivalents at end of period	$0.2	$0.1	$143.0	$16.5	$—	$159.8

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
The Company manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment. It operated 1,544 stores in all 50 states at July 30, 2016. Its stores operate nationally in malls and off-mall locations principally as Kay Jewelers (“Kay”), Kay Jewelers Outlet, Jared The Galleria Of Jewelry (“Jared”) and Jared Vault. The division also operates a variety of mall-based regional brands.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 967 jewelry stores at July 30, 2016, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 states, and the Canada store brand Peoples Jewellers, which operates in nine provinces. The division also operates regional brands Gordon’s Jewelers and Mappins.

◦	Piercing Pagoda, which operated 603 mall-based kiosks at July 30, 2016, is located in shopping malls in the US and Puerto Rico.

•
The UK Jewelry division is one reportable segment. It operated 504 stores at July 30, 2016. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment "Other" for financial reporting purposes. The Company's diamond sourcing function includes its diamond polishing factory in Botswana. See Note 3 of Item 1 for additional information regarding the Company's reportable segments.

Transactions Affecting Comparability of Results of Operations and Liquidity and Capital Resources
The comparability of the Company’s operating results for the 13 and 26 weeks ended July 30, 2016 and August 1, 2015 presented herein has been affected by certain transactions, including:

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

(in millions, except per share amounts)	13 weeks ended		Change %	Impact of exchange rate movement	13 weeks ended August 1, 2015 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
Sales by segments:	July 30, 2016	August 1, 2015
Sterling Jewelers	$839.4	$858.5	(2.2)%	$—	$858.5	(2.2)%
Zale Jewelry	331.0	336.4	(1.6)%	(2.2)	334.2	(1.0)%
Piercing Pagoda	57.0	52.9	7.8%	—	52.9	7.8%
UK Jewelry	145.2	159.1	(8.7)%	(16.7)	142.4	2.0%
Other	0.8	3.7	(78.4)%	—	3.7	(78.4)%
Total sales	1,373.4	1,410.6	(2.6)%	(18.9)	1,391.7	(1.3)%
Cost of sales	(908.5)	(919.8)	1.2%	14.0	(905.8)	(0.3)%
Gross margin	464.9	490.8	(5.3)%	(4.9)	485.9	(4.3)%
Selling, general and administrative expenses	(415.7)	(452.8)	8.2%	4.6	(448.2)	7.3%
Other operating income, net	70.7	62.8	12.6%	(0.2)	62.6	12.9%
Operating income by segment:
Sterling Jewelers	140.9	157.8	(10.7)%	—	157.8	(10.7)%
Zale Jewelry(1)	0.5	(2.0)	nm	—	(2.0)	nm
Piercing Pagoda(2)	(0.2)	(0.1)	(100.0)%	—	(0.1)	(100.0)%
UK Jewelry	1.7	3.2	(46.9)%	(0.6)	2.6	(34.6)%
Other(3)	(23.0)	(58.1)	60.4%	0.1	(58.0)	60.3%
Total operating income	119.9	100.8	18.9%	(0.5)	100.3	19.5%
Interest expense, net	(11.9)	(11.1)	(7.2)%	0.1	(11.0)	(8.2)%
Income before income taxes	108.0	89.7	20.4%	(0.4)	89.3	20.9%
Income taxes	(26.1)	(27.5)	5.1%	—	(27.5)	5.1%
Net income	$81.9	$62.2	31.7%	$(0.4)	$61.8	32.5%
Basic earnings per share	$1.06	$0.78	35.9%	$—	$0.78	35.9%
Diluted earnings per share	$1.06	$0.78	35.9%	$(0.01)	$0.77	37.7%

(1)	Zale Jewelry includes net operating loss impact of $4.3 million and $4.4 million for purchase accounting adjustments in the 13 weeks ended July 30, 2016 and August 1, 2015, respectively.

(2)	Piercing Pagoda includes net operating loss impact of $0.1 million and $0.7 million for purchase accounting adjustments in the 13 weeks ended July 30, 2016 and August 1, 2015, respectively.

(3)
Other includes $5.3 million for the 13 weeks ended July 30, 2016 of integration costs for consulting expenses associated with information technology ("IT") implementations and severance related to organizational changes. Other includes $43.6 million for the 13 weeks ended August 1, 2015 of transaction and integration expenses, which are primarily attributed to the legal settlement over appraisal rights and consulting expenses.

nm	Not meaningful.

(in millions, except per share amounts)	26 weeks ended		Change %	Impact of exchange rate movement	26 weeks ended August 1, 2015 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
Sales by segments:	July 30, 2016	August 1, 2015
Sterling Jewelers	$1,819.8	$1,802.7	0.9%	$—	$1,802.7	0.9%
Zale Jewelry	712.4	709.3	0.4%	(5.7)	703.6	1.3%
Piercing Pagoda	126.0	117.1	7.6%	—	117.1	7.6%
UK Jewelry	289.2	305.6	(5.4)%	(24.8)	280.8	3.0%
Other	4.9	6.5	(24.6)%	—	6.5	(24.6)%
Total sales	2,952.3	2,941.2	0.4%	(30.5)	2,910.7	1.4%
Cost of sales	(1,887.0)	(1,884.5)	(0.1)%	22.3	(1,862.2)	(1.3)%
Gross margin	1,065.3	1,056.7	0.8%	(8.2)	1,048.5	1.6%
Selling, general and administrative expenses	(878.4)	(906.0)	3.0%	7.9	(898.1)	2.2%
Other operating income, net	145.0	126.3	14.8%	0.1	126.4	14.7%
Operating income by segment:
Sterling Jewelers	339.2	336.0	1.0%	—	336.0	1.0%
Zale Jewelry(1)	18.8	8.4	123.8%	0.2	8.6	118.6%
Piercing Pagoda(2)	7.6	5.0	52.0%	—	5.0	52.0%
UK Jewelry	3.0	3.7	(18.9)%	(0.6)	3.1	(3.2)%
Other(3)	(36.7)	(76.1)	51.8%	0.2	(75.9)	51.6%
Total operating income	331.9	277.0	19.8%	(0.2)	276.8	19.9%
Interest expense, net	(23.7)	(22.1)	(7.2)%	—	(22.1)	(7.2)%
Income before income taxes	308.2	254.9	20.9%	(0.2)	254.7	21.0%
Income taxes	(79.5)	(73.9)	(7.6)%	—	(73.9)	(7.6)%
Net income	$228.7	$181.0	26.4%	$(0.2)	$180.8	26.5%
Basic earnings per share	$2.94	$2.27	29.5%	$—	$2.27	29.5%
Diluted earnings per share	$2.94	$2.26	30.1%	$—	$2.26	30.1%

(1)	Zale Jewelry includes net operating loss impact of $9.5 million and $13.5 million for purchase accounting adjustments in the 26 weeks ended July 30, 2016 and August 1, 2015, respectively.

(2)	Piercing Pagoda includes net operating loss impact of $0.2 million and $3.0 million for purchase accounting adjustments in the 26 weeks ended July 30, 2016 and August 1, 2015, respectively.

(3)
Other includes $10.6 million for the 26 weeks ended July 30, 2016 of integration costs for consulting expenses associated with IT implementations and severance related to organizational changes. Other includes $50.0 million for the 26 weeks ended August 1, 2015 of transaction and integration expenses, which are primarily attributed to the legal settlement over appraisal rights and consulting expenses.

2. Operating data reflecting the impact of material acquisitions and acquisition-related costs
The below table reflects the impact of costs associated with the acquisition of Zale Corporation (the "Acquisition"), along with certain other accounting adjustments made. Management finds the information useful to analyze the results of the business excluding these items in order to appropriately evaluate the performance of the business without the impact of significant and unusual items. Management views acquisition-related impacts as events that are not necessarily reflective of operational performance during a period. In particular, management believes the consideration of measures that exclude such expenses can assist in the comparison of operational performance in different periods which may or may not include such expenses.
(a) Second Quarter Fiscal 2017 operating data reflecting the impact of integration costs and accounting adjustments

Second quarter of Fiscal 2017

(in millions)	Signet consolidated, as reported		Accounting adjustments(1)	Integration costs(2)	Adjusted Signet
Sales	$1,373.4	100.0%	$(3.5)	$—	$1,376.9	100.0%
Cost of sales	(908.5)	(66.1)%	0.4	—	(908.9)	(66.0)%
Gross margin	464.9	33.9%	(3.1)	—	468.0	34.0%
Selling, general and administrative expenses	(415.7)	(30.3)%	(1.3)	(5.3)	(409.1)	(29.7)%
Other operating income, net	70.7	5.1%	—	—	70.7	5.1%
Operating income	119.9	8.7%	(4.4)	(5.3)	129.6	9.4%
Interest expense, net	(11.9)	(0.8)%	—	—	(11.9)	(0.9)%
Income before income taxes	108.0	7.9%	(4.4)	(5.3)	117.7	8.5%
Income taxes	(26.1)	(1.9)%	1.7	2.0	(29.8)	(2.1)%
Net income	$81.9	6.0%	$(2.7)	$(3.3)	$87.9	6.4%
Earnings per share – diluted	$1.06		$(0.04)	$(0.04)	$1.14

(1)
Includes the impact of all acquisition accounting adjustments recognized in conjunction with the Acquisition in Fiscal 2015. These adjustments include a reset of deferred revenue associated with extended service plans acquired as deferred revenue is only recognized in acquisition accounting for legal performance obligations assumed by the acquirer. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014, as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the amortization of acquired intangibles.

(2)	Integration costs are consulting expenses associated with IT implementations and severance related to organizational changes. These costs are included within Signet’s Other segment.

Year to date Fiscal 2017

(in millions)	Signet consolidated, as reported		Accounting adjustments(1)	Integration costs(2)	Adjusted Signet
Sales	$2,952.3	100.0%	$(7.7)	$—	$2,960.0	100.0%
Cost of sales	(1,887.0)	(63.9)%	0.6	—	(1,887.6)	(63.8)%
Gross margin	1,065.3	36.1%	(7.1)	—	1,072.4	36.2%
Selling, general and administrative expenses	(878.4)	(29.8)%	(2.6)	(10.6)	(865.2)	(29.2)%
Other operating income, net	145.0	4.9%	—	—	145.0	4.9%
Operating income	331.9	11.2%	(9.7)	(10.6)	352.2	11.9%
Interest expense, net	(23.7)	(0.8)%	—	—	(23.7)	(0.8)%
Income before income taxes	308.2	10.4%	(9.7)	(10.6)	328.5	11.1%
Income taxes	(79.5)	(2.7)%	3.7	4.0	(87.2)	(2.9)%
Net income	$228.7	7.7%	$(6.0)	$(6.6)	$241.3	8.2%
Earnings per share – diluted	$2.94		$(0.08)	$(0.08)	$3.10

(1)
Includes the impact of all acquisition accounting adjustments recognized in conjunction with the Acquisition in Fiscal 2015. These adjustments include a reset of deferred revenue associated with extended service plans acquired as deferred revenue is only recognized in acquisition accounting for legal performance obligations assumed by the acquirer. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014, as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the amortization of acquired intangibles.

(2)	Integration costs are consulting expenses associated with IT implementations and severance related to organizational changes. These costs are included within Signet’s Other segment.

(b) Second Quarter Fiscal 2016 operating data reflecting the impact of acquisition-related costs and accounting adjustments

Second quarter of Fiscal 2016

(in millions)	Signet consolidated, as reported		Accounting adjustments(1)	Transaction/ Integration costs(2)	Adjusted Signet
Sales	$1,410.6	100.0%	$(7.2)	$—	$1,417.8	100.0%
Cost of sales	(919.8)	(65.2)%	(2.1)	—	(917.7)	(64.7)%
Gross margin	490.8	34.8%	(9.3)	—	500.1	35.3%
Selling, general and administrative expenses	(452.8)	(32.1)%	4.2	(43.6)	(413.4)	(29.2)%
Other operating income, net	62.8	4.5%	—	—	62.8	4.4%
Operating income	100.8	7.2%	(5.1)	(43.6)	149.5	10.5%
Interest expense, net	(11.1)	(0.8)%	—	—	(11.1)	(0.8)%
Income before income taxes	89.7	6.4%	(5.1)	(43.6)	138.4	9.7%
Income taxes	(27.5)	(2.0)%	1.8	6.5	(35.8)	(2.5)%
Net income	$62.2	4.4%	$(3.3)	$(37.1)	$102.6	7.2%
Earnings per share – diluted	$0.78		$(0.04)	$(0.46)	$1.28

(1)
Includes the impact of all acquisition accounting adjustments recognized in conjunction with the Acquisition in Fiscal 2015. These adjustments include a reset of deferred revenue associated with extended service plans acquired as deferred revenue is only recognized in acquisition accounting for legal performance obligations assumed by the acquirer. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014, as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $32.2 million and amortization of acquired intangibles.

(2)	Transaction and integration costs are primarily attributed to the legal settlement over appraisal rights and consulting expenses. These costs are included within Signet’s Other segment.

Year to date Fiscal 2016

(in millions)	Signet consolidated, as reported		Accounting adjustments(1)	Transaction/Integration costs(2)	Adjusted Signet
Sales	$2,941.2	100.0%	$(15.8)	$—	$2,957.0	100.0%
Cost of sales	(1,884.5)	(64.1)%	(9.0)	—	(1,875.5)	(63.4)%
Gross margin	1,056.7	35.9%	(24.8)	—	1,081.5	36.6%
Selling, general and administrative expenses	(906.0)	(30.8)%	8.3	(50.0)	(864.3)	(29.2)%
Other operating income, net	126.3	4.3%	—	—	126.3	4.2%
Operating income	277.0	9.4%	(16.5)	(50.0)	343.5	11.6%
Interest expense, net	(22.1)	(0.7)%	—	—	(22.1)	(0.7)%
Income before income taxes	254.9	8.7%	(16.5)	(50.0)	321.4	10.9%
Income taxes	(73.9)	(2.5)%	5.8	8.9	(88.6)	(3.0)%
Net income	$181.0	6.2%	$(10.7)	$(41.1)	$232.8	7.9%
Earnings per share – diluted	$2.26		$(0.13)	$(0.52)	$2.91

(1)
Includes the impact of all acquisition accounting adjustments recognized in conjunction with the Acquisition in Fiscal 2015. These adjustments include a reset of deferred revenue associated with extended service plans acquired as deferred revenue is only recognized in acquisition accounting for legal performance obligations assumed by the acquirer. The acquisition accounting adjustment resulted in a reduction to the deferred revenue balance from $183.8 million to $93.3 million as of May 29, 2014, as the fair value was determined through the estimation of costs remaining to be incurred, plus a reasonable profit margin on the estimated costs. Revenues generated from the sale of extended services plans subsequent to the Acquisition are recognized in revenue in a manner consistent with Signet’s methodology. Additionally, accounting adjustments include the recognition of a portion of the inventory fair value step-up of $32.2 million and amortization of acquired intangibles.

(2)	Transaction and integration costs are primarily attributed to the legal settlement over appraisal rights and consulting expenses. These costs are included within Signet’s Other segment.

3. Net cash (debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Cash and cash equivalents	$118.7	$137.7	$159.8
Loans and overdrafts	(238.6)	(57.7)	(80.2)
Long-term debt	(1,330.5)	(1,321.0)	(1,340.1)
Net debt	$(1,450.4)	$(1,241.0)	$(1,260.5)
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

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net cash provided by operating activities	$194.8	$143.6	$309.2	$210.6
Purchase of property, plant and equipment	(61.7)	(56.0)	(101.0)	(98.9)
Free cash flow	$133.1	$87.6	$208.2	$111.7

5.	Earnings before interest, income taxes, depreciation and amortization ("EBITDA") and EBITDA adjusted for acquisition accounting adjustments ("Adjusted EBITDA")
EBITDA is a non-GAAP measure defined as earnings before interest and income taxes (operating income), depreciation and amortization. Adjusted EBITDA is a non-GAAP measure defined as EBITDA adjusted for non-cash acquisition-related accounting adjustments excluding acquisition adjustments included in amortization component of EBITDA. Adjusted EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs, and non-cash acquisition-related accounting adjustments. Management believes this financial measure is helpful to enhance investors’ ability to analyze trends in the business and evaluate performance relative to other companies. Management also utilizes these metrics to evaluate its current credit profile, which is a view consistent with rating agency methodologies.

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Operating income	$119.9	$100.8	$331.9	$277.0
Depreciation and amortization on property, plant and equipment(1)	42.8	39.3	84.9	77.6
Amortization of definite-lived intangibles(1) (2)	3.4	3.4	6.9	6.9
Amortization of unfavorable leases and contracts(2)	(5.0)	(8.8)	(9.9)	(17.6)
EBITDA	161.1	134.7	413.8	343.9
Other non-cash accounting adjustments(2)	6.0	10.5	12.7	27.2
Adjusted EBITDA	$167.1	$145.2	$426.5	$371.1
(1) Total amount of depreciation and amortization reflected on the condensed consolidated statement of cash flows for the 13 and 26 weeks ended July 30, 2016 equals $46.2 million and $91.8 million, respectively, which includes $3.4 million and $6.9 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names. Total amount of depreciation and amortization reflected on the condensed consolidated statement of cash flows for the 13 and 26 weeks ended August 1, 2015 equals $42.7 million and $84.5 million, respectively, which includes $3.4 million and $6.9 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.
(2) Total net operating loss relating to Acquisition accounting adjustments is $4.4 million and $9.7 million for the 13 and 26 weeks ended July 30, 2016, respectively, as reflected in the non-GAAP table above. Total net operating loss relating to Acquisition accounting adjustments is $5.1 million and $16.5 million for the 13 and 26 weeks ended August 1, 2015, respectively, as reflected in the non-GAAP table above.

RESULTS OF OPERATIONS
The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2016 Annual Report on Form 10-K. Signet’s results are affected by adjustments related to purchase accounting and costs associated with the integration of Zale Corporation. For comparability purposes, Signet results that exclude purchase accounting and integration costs related to the Acquisition will be referred to within Management’s Discussion and Analysis as "Adjusted Signet." See Non-GAAP measures on pages 38-43.
Second Quarter Highlights

•	Same store sales: down 2.3%. Total sales: $1,373.4 million, down 2.6%. Total sales at constant exchange rates(1) down 1.3%.

•	Operating income: $119.9 million, up $19.1 million or 18.9%. Adjusted(1) operating income: $129.6 million, down 13.3% compared to $149.5 million in the second quarter Fiscal 2016.

•	Operating margin: up 150 basis points to 8.7%. Adjusted(1) operating margin: down 110 basis points to 9.4%.

•
Diluted earnings per share: $1.06, up $0.28 compared to $0.78 in the second quarter Fiscal 2016. Adjusted(1) diluted earnings per share: $1.14, down 10.9% compared to $1.28 in the second quarter Fiscal 2016.

Year to Date Highlights

•	Same store sales: up 0.2%. Total sales: $2,952.3 million, up 0.4%. Total sales at constant exchange rates(1) up 1.4%.

•	Operating income: $331.9 million, up $54.9 million or 19.8%. Adjusted(1) operating income: $352.2 million, up 2.5% compared to $343.5 million in the prior year comparable period.

•	Operating margin: up 180 basis points to 11.2%. Adjusted(1) operating margin: up 30 basis points to 11.9%.

•	Diluted earnings per share: $2.94, up $0.68 or 30.1%. Adjusted(1) diluted earnings per share: $3.10, up 6.5% compared to $2.91 in the prior year comparable period.

(1)	Non-GAAP measure.

	Second Quarter				Year to Date
	Fiscal 2017		Fiscal 2016		Fiscal 2017		Fiscal 2016
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,373.4	100.0%	$1,410.6	100.0%	$2,952.3	100.0%	$2,941.2	100.0%
Cost of sales	(908.5)	(66.1)	(919.8)	(65.2)	(1,887.0)	(63.9)	(1,884.5)	(64.1)
Gross margin	464.9	33.9	490.8	34.8	1,065.3	36.1	1,056.7	35.9
Selling, general and administrative expenses	(415.7)	(30.3)	(452.8)	(32.1)	(878.4)	(29.8)	(906.0)	(30.8)
Other operating income, net	70.7	5.1	62.8	4.5	145.0	4.9	126.3	4.3
Operating income	119.9	8.7	100.8	7.2	331.9	11.2	277.0	9.4
Interest expense, net	(11.9)	(0.8)	(11.1)	(0.8)	(23.7)	(0.8)	(22.1)	(0.7)
Income before income taxes	108.0	7.9	89.7	6.4	308.2	10.4	254.9	8.7
Income taxes	(26.1)	(1.9)	(27.5)	(2.0)	(79.5)	(2.7)	(73.9)	(2.5)
Net income	$81.9	6.0%	$62.2	4.4%	$228.7	7.7%	$181.0	6.2%

Second quarter sales
In the second quarter, Signet’s same store sales decreased 2.3%, compared to an increase of 4.2% in the prior year second quarter, and total sales decreased 2.6% to $1,373.4 million with approximately 50% of the decline from the energy dependent regions. This compared to $1,410.6 million in the prior year second quarter. Total sales at constant exchange rates decreased 1.3%. The decline in sales was fairly broad-based across most store banners and merchandise categories and was particularly pronounced in energy dependent regions. eCommerce sales in the second quarter were $69.6 million, or 5.1% of sales, compared to $65.9 million, or 4.7% of sales, in the prior year second quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Second quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(3.1)%	0.9%	(2.2)%	—%	(2.2)%	$839.4
Zale Jewelry	(3.0)%	2.0%	(1.0)%	(0.6)%	(1.6)%	$331.0
Piercing Pagoda	6.4%	1.4%	7.8%	—%	7.8%	$57.0
Zale division	(1.7)%	1.9%	0.2%	(0.5)%	(0.3)%	$388.0
UK Jewelry division	0.8%	1.2%	2.0%	(10.7)%	(8.7)%	$145.2
Other(4)	—%	(78.4)%	(78.4)%	—%	(78.4)%	$0.8
Signet	(2.3)%	1.0%	(1.3)%	(1.3)%	(2.6)%	$1,373.4
Adjusted Signet(3)						$1,376.9

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

(4)	Includes sales from Signet's diamond sourcing initiative.
Sterling Jewelers sales
The Sterling Jewelers division's total sales were $839.4 million compared to $858.5 million in the prior year second quarter, down 2.2%. Same store sales decreased 3.1% compared to an increase of 3.3% in the prior year second quarter. The decline was driven principally by lower same store sales in Jared. Sales were relatively stronger in several fashion and diamond jewelry collections as compared to higher-priced bridal jewelry which drove an average merchandise transaction value ("ATV") decrease of 0.8%. The number of transactions decreased 3.0%. This was due primarily to lower sales of the Charmed Memories collection in Kay which tends to be highly transactional. Kay ATV increased 3.6% due principally to higher sales of select branded diamond jewelry and a decline in sales of lower-priced, high volume merchandise, such as beads and transactions decreased 4.9% due primarily to lower sales of beads. Jared ATV decreased 10.2% due mainly to lower bridal sales and higher sales of beads and transactions increased 2.3% due primarily to higher sales of beads.

	Change from previous year
Second quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	(0.5)%	1.2%	0.7%	$533.5
Jared(3)	(7.6)%	2.2%	(5.4)%	270.1
Regional brands	(5.1)%	(11.8)%	(16.9)%	35.8
Sterling Jewelers division	(3.1)%	0.9%	(2.2)%	$839.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second quarter	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Kay	$460	$444	3.6%	5.0%	(4.9)%	(2.3)%
Jared	$522	$581	(10.2)%	4.5%	2.3%	(3.2)%
Regional brands	$455	$447	1.8%	3.0%	(7.5)%	(6.3)%
Sterling Jewelers division	$479	$483	(0.8)%	4.8%	(3.0)%	(2.8)%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. Excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

Zale sales
In the second quarter, the Zale division's total sales decreased 0.3% to $388.0 million compared to $389.3 million in the prior year second quarter and increased 0.2% at constant exchange rates. Same store sales decreased 1.7% compared to an increase of 5.8% in the prior year second quarter. Zale Jewelry's same store sales decreased 3.0% compared to an increase of 5.4% in the prior year second quarter. The ATV increased 1.2% driven by higher sales of select diamond jewelry collections. The number of transactions decreased 4.0% due to lower sales in the Persona beads collection which tends to be highly transactional. Piercing Pagoda's same store sales increased 6.4% compared to 8.4% in the prior year second quarter. The ATV increased 17.0% while the number of transactions decreased 7.7%. The higher sales and ATV were driven principally by strong sales of gold chains and diamond jewelry. Transactions declined primarily due to fewer piercings.

	Change from previous year
Second quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	(1.5)%	3.2%	1.7%	—%	1.7%	$266.5
Gordon’s	(15.0)%	(11.3)%	(26.3)%	—%	(26.3)%	$12.3
Zale US Jewelry	(2.2)%	2.2%	—%	—%	—%	$278.8
Peoples	(6.2)%	1.8%	(4.4)%	(3.4)%	(7.8)%	$45.8
Mappins	(10.8)%	(5.0)%	(15.8)%	(4.2)%	(20.0)%	$6.4
Zale Canada Jewelry	(6.8)%	0.9%	(5.9)%	(3.6)%	(9.5)%	$52.2
Total Zale Jewelry	(3.0)%	2.0%	(1.0)%	(0.6)%	(1.6)%	$331.0
Piercing Pagoda	6.4%	1.4%	7.8%	—%	7.8%	$57.0
Zale division(4)	(1.7)%	1.9%	0.2%	(0.5)%	(0.3)%	$388.0

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

(4)	The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Second quarter	Fiscal 2017		Fiscal 2016		Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Zales		$477		$476	0.2%	0.9%	(1.5)%	5.4%
Gordon’s		$435		$442	(1.6)%	(3.3)%	(13.4)%	(3.8)%
Peoples(3)	C$	406	C$	391	3.8%	4.9%	(10.5)%	2.8%
Mappins(3)	C$	341	C$	356	(4.2)%	2.9%	(5.9)%	(3.6)%
Total Zale Jewelry		$436		$431	1.2%	1.4%	(4.0)%	4.0%
Piercing Pagoda		$55		$47	17.0%	6.8%	(7.7)%	0.4%
Zale division		$212		$201	5.5%	4.1%	(6.2)%	1.8%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

(3)	Amounts for Zale Canada Jewelry stores are denominated in Canadian dollars.
UK Jewelry sales
In the second quarter, the UK Jewelry division’s total sales decreased 8.7% to $145.2 million compared to $159.1 million in the prior year second quarter and increased 2.0% at constant exchange rates. Same store sales increased 0.8% compared to an increase of 5.1% in the prior year second quarter. The increases in same store sales and total sales at constant exchange rates were due primarily to strong performance in diamond jewelry and prestige watches. In H.Samuel, the ATV decreased 1.3% due to higher sales of beads at lower prices. The number of transactions decreased 1.9% primarily due to lower sales of gifts and fashion watches. In Ernest Jones, the ATV increased 8.3% due to greater sales of higher-priced branded diamond jewelry collections and prestige watches. The number of transactions decreased 6.7% due lower sales of beads and fashion watches.

	Change from previous year
Second quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(0.4)%	1.1%	0.7%	(10.5)%	(9.8)%	$68.8
Ernest Jones	1.9%	1.2%	3.1%	(10.8)%	(7.7)%	$76.4
UK Jewelry division	0.8%	1.2%	2.0%	(10.7)%	(8.7)%	$145.2

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second quarter	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
H.Samuel	£74	£75	(1.3)%	1.4%	(1.9)%	0.5%
Ernest Jones	£301	£278	8.3%	2.6%	(6.7)%	6.9%
UK Jewelry division	£124	£121	2.5%	4.3%	(3.0)%	1.9%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

Year to date sales
In the year to date results, Signet’s same store sales increased 0.2%, compared to an increase of 3.8% in the prior year, and total sales increased 0.4% to $2,952.3 million compared to $2,941.2 million in the prior year. Total sales at constant exchange rates increased 1.4%. The increase in sales was primarily driven by strong sales in select branded diamond and fashion jewelry collections. eCommerce sales in the year to date period were $149.7 million, or 5.1% of sales, compared to $142.8 million, or 4.9% of sales, in the prior year. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Year to date Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(0.3)%	1.2%	0.9%	—%	0.9%	$1,819.8
Zale Jewelry	(0.4)%	1.7%	1.3%	(0.9)%	0.4%	$712.4
Piercing Pagoda	6.0%	1.6%	7.6%	—%	7.6%	$126.0
Zale division	0.6%	1.6%	2.2%	(0.7)%	1.5%	$838.4
UK Jewelry division	2.1%	0.9%	3.0%	(8.4)%	(5.4)%	$289.2
Other(4)	—%	(24.6)%	(24.6)%	—%	(24.6)%	$4.9
Signet	0.2%	1.2%	1.4%	(1.0)%	0.4%	$2,952.3
Adjusted Signet(3)						$2,960.0

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

(4)	Includes sales from Signet's diamond sourcing initiative.

Sterling Jewelers sales
The Sterling Jewelers division's total sales were $1,819.8 million compared to $1,802.7 million in the prior year, up 0.9%. Same store sales decreased 0.3% compared to an increase of 2.8% in the prior year. Sterling Jewelers division sales increase was driven by Kay and partially offset by a same store sales decline in Jared and regional brands. Sales of the Ever Us collection were approximately offset by lower sales in other diamond jewelry collections and beads. Sterling Jewelers' ATV increased while the number of transactions decreased due to merchandise mix. In Kay, the ATV increased 7.0% due to growth in higher-priced collections such as Ever Us as well as the growth of Vera Wang, coupled with a decline in sales of lower-priced, high-volume merchandise, such as beads and promotional items associated with Mother's Day. The number of transactions decreased 5.9% primarily due to a decline in lower-priced, high-volume merchandise. In Jared, the ATV decreased 6.4%, due to lower sales of higher-priced bridal and diamond jewelry collections. The number of transactions were virtually unchanged with a 0.4% increase due to merchandise mix.

	Change from previous year
Year to date Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	2.2%	1.5%	3.7%	$1,168.0
Jared(3)	(4.6)%	2.8%	(1.8)%	$570.3
Regional brands	(4.3)%	(10.1)%	(14.4)%	$81.5
Sterling Jewelers division	(0.3)%	1.2%	0.9%	$1,819.8

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2017	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Kay	$456	$426	7.0%	5.7%	(5.9)%	(2.5)%
Jared	$539	$576	(6.4)%	3.4%	0.4%	(2.9)%
Regional brands	$449	$428	4.9%	3.4%	(10.0)%	(5.4)%
Sterling Jewelers division	$479	$466	2.8%	4.7%	(4.4)%	(2.8)%
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

Zale sales
In the year to date results, the Zale division's total sales increased 1.5% to $838.4 million compared to $826.4 million in the prior year and increased 2.2% at constant exchange rates. Same store sales increased 0.6% in the current year compared to 5.7% in the prior year. Zale Jewelry's same store sales decreased 0.4% compared to 5.5% in the prior year. The ATV increased 3.8%, while the number of transactions decreased 3.7% principally due to higher sales of select diamond jewelry collections, offset by a decline in sales of lower-priced, high-volume merchandise. Piercing Pagoda's same store sales increased 6.0% compared to 7.1% in the prior year. The ATV increased 14.3%, while the number of transactions decreased 7.3% driven by strong sales of gold chains and diamond jewelry, offset by fewer piercings.

	Change from previous year
Year to date Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	0.9%	2.7%	3.6%	—%	3.6%	$579.6
Gordon’s	(11.7)%	(10.4)%	(22.1)%	—%	(22.1)%	$29.2
Zale US Jewelry	0.3%	1.7%	2.0%	—%	2.0%	$608.8
Peoples	(3.5)%	1.8%	(1.7)%	(4.9)%	(6.6)%	$90.5
Mappins	(6.3)%	(4.6)%	(10.9)%	(5.1)%	(16.0)%	$13.1
Zale Canada Jewelry	(3.8)%	0.8%	(3.0)%	(4.9)%	(7.9)%	$103.6
Total Zale Jewelry	(0.4)%	1.7%	1.3%	(0.9)%	0.4%	$712.4
Piercing Pagoda	6.0%	1.6%	7.6%	—%	7.6%	$126.0
Zale division(4)	0.6%	1.6%	2.2%	(0.7)%	1.5%	$838.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

(4)	The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

	Average Merchandise Transaction Value(1)(2)					Merchandise Transactions
	Average Value				Change from previous year	Change from previous year
Year to date Fiscal 2017	Fiscal 2017		Fiscal 2016		Fiscal 2017	Fiscal 2017
Zales		$475		$463	2.6%	(1.3)%
Gordon’s		$440		$436	0.9%	(12.3)%
Peoples(3)	C$	410	C$	383	7.0%	(10.1)%
Mappins(3)	C$	349	C$	346	0.9%	(7.1)%
Total Zale Jewelry		$438		$422	3.8%	(3.7)%
Piercing Pagoda		$56		$49	14.3%	(7.3)%
Zale division		$212		$198	7.1%	(5.8)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

(3)	Amounts for Zale Canada Jewelry stores are denominated in Canadian dollars.

UK Jewelry sales
In the year to date, the UK Jewelry division’s total sales decreased 5.4% to $289.2 million compared to $305.6 million in the prior year and increased 3.0% at constant exchange rates. Same store sales increased 2.1% compared to 5.6% in the prior year. The increases in same store sales and total sales at constant exchange rates were due primarily to strong performance in branded diamond jewelry and prestige watches. In H.Samuel, the ATV increased 1.4% due to growth in higher-priced branded jewelry collections. The number of transactions decreased 0.9% primarily due to lower sales of fashion watches and gifts. In Ernest Jones, the ATV increased 9.2% due to increased sales of higher-priced branded diamond jewelry collections and prestige watches, and lower sales of beads. The number of transactions decreased 6.0% due to lower sales of beads and fashion watches.

	Change from previous year
Year to date Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	1.2%	0.3%	1.5%	(8.2)%	(6.7)%	$141.0
Ernest Jones	2.9%	1.5%	4.4%	(8.5)%	(4.1)%	$148.2
UK Jewelry division	2.1%	0.9%	3.0%	(8.4)%	(5.4)%	$289.2

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2017	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
H.Samuel	£75	£74	1.4%	1.4%	(0.9)%	1.4%
Ernest Jones	£298	£273	9.2%	3.0%	(6.0)%	5.6%
UK Jewelry division	£122	£118	3.4%	3.5%	(2.0)%	2.3%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

Cost of sales and gross margin
In the second quarter, gross margin was $464.9 million or 33.9% of sales compared to $490.8 million or 34.8% of sales in the prior year second quarter. The decrease in gross margin dollars and rate was attributable to lower sales and higher bad debt expense due primarily to growth in receivables portfolio, partially offset by lower impact from purchase accounting adjustments. Adjusted gross margin was $468.0 million or 34.0% of sales, compared to 35.3% in the prior year second quarter. The 130 basis point decrease in the adjusted gross margin rate was due primarily to lower sales, de-leverage on fixed costs such as store occupancy and higher bad debt expense due primarily to growth in receivables portfolio.

•
Gross margin dollars in the Sterling Jewelers division decreased $23.6 million compared to the prior year second quarter. The gross margin rate, down 200 basis points, decreased principally due to lower sales, de-leverage on fixed costs such as store occupancy and higher bad debt expense due primarily to growth in receivables portfolio.

•
Gross margin dollars in the Zale division increased $2.4 million, or 70 basis points, compared to the prior year second quarter primarily due to lower impact from purchase accounting adjustments compared to the prior year. Included in gross margin were purchase accounting adjustments totaling $3.1 million compared to $9.3 million in prior year. Adjusted gross margin in the Zale division decreased $3.8 million, or 50 basis points, as the favorable impact of synergies was more than offset by the unfavorable impact of lower sales.

•
Gross margin dollars in the UK Jewelry division decreased $5.5 million compared to the prior year second quarter, and the gross margin rate decreased 130 basis points. The gross margin rate decline was driven principally by lower sales and merchandise margin de-leverage as a result of currency exchange rates.

In the year to date, gross margin was $1,065.3 million or 36.1% of sales compared to $1,056.7 million or 35.9% of sales in the prior year. The increase in gross margin dollars was primarily attributable to the lower impact from purchase accounting adjustments. Adjusted gross margin was $1,072.4 million or 36.2% of sales, compared to 36.6% in the prior year. The 40 basis point decrease in the adjusted gross margin rate was due primarily to de-leverage on flat sales and growth in bad debt expense partially offset by the favorable impact of synergies.

•
Gross margin dollars in the Sterling Jewelers division decreased $7.2 million compared to the prior year. The gross margin rate, down 70 basis points, decreased principally due to de-leverage from lower sales and higher bad debt expense due primarily to growth in receivables portfolio.

•
Gross margin dollars in the Zale division increased $21.1 million, or 200 basis points, compared to the prior year primarily due mainly to lower purchase accounting costs this year. Included in gross margin were purchase accounting adjustments totaling $7.1 million compared to $24.8 million in prior year. Adjusted gross margin in the Zale division increased $3.4 million, or 20 basis points, as synergies favorably impacted merchandise margins and store operating and distribution costs.

•
Gross margin dollars in the UK Jewelry division decreased $6.7 million compared to the prior year, and the gross margin rate decreased 80 basis points. The gross margin rate decrease was driven principally by lower sales and merchandise margin de-leverage as a result of currency exchange rates.

Selling, general and administrative expenses
Selling, general and administrative expenses (“SGA”) were $415.7 million or 30.3% of sales compared to $452.8 million or 32.1% of sales in the prior year second quarter. The decrease was primarily attributable to the $34.2 million appraisal rights legal settlement incurred in the prior year period. Included in SGA were $5.3 million of integration expenses and a $1.3 million unfavorable impact from purchase accounting adjustments compared to prior year second quarter transaction and integration expenses of $43.6 million, including the appraisal rights legal settlement, and a $4.2 million benefit from purchase accounting adjustments. Second quarter Fiscal 2017 adjusted SGA was $409.1 million or 29.7% of sales compared to $413.4 million or 29.2% in the prior year second quarter. Adjusted SGA decreased $4.3 million, or 1.0%, due to a combination of a decline in volume-related store expenses and corporate incentive compensation, and cost control over store and corporate payroll driven in part by synergy initiatives. Additionally, SG&A was favorably impacted by currency exchange rates partially offset by $5 million of consulting fees related to unsubstantiated claims against Signet's business integrity. As a percentage of sales, adjusted SGA de-levered 50 basis points primarily due to lower sales partially offset by cost controls.
In the year to date period, SGA were $878.4 million or 29.8% of sales compared to $906.0 million or 30.8% of sales in prior year to date period. The decrease was primarily attributable to a reduction in transaction and integration costs as a result of the $34.2 million appraisal rights legal settlement in the prior year. Included in SGA were $10.6 million of integration expenses and a $2.6 million unfavorable impact from purchase accounting adjustments compared to prior year transaction and integration expenses of $50.0 million and an $8.3 million benefit from purchase accounting adjustments. Year to date adjusted SGA was $865.2 million or 29.2% of sales compared to $864.3 million or 29.2% in the prior year. Adjusted SGA increased $0.9 million and was flat as a percentage of sales compared to the prior year, as a result of higher IT expenses, including depreciation and amortization related to Signet's IT modernization and standardization initiatives, offset by lower store and corporate payroll expenses related to organizational realignment, as well as lower advertising expenses.

Other operating income, net
Other operating income in the second quarter was $70.7 million or 5.1% of sales compared to $62.8 million or 4.5% of sales in the prior year second quarter. In the year to date period, other operating income was $145.0 million or 4.9% of sales compared to $126.3 million or 4.3% of sales in the prior year period. The increase in the 13 week and 26 week periods was primarily due to higher interest income earned from higher outstanding receivable balances.
Operating income
Operating income for the second quarter was $119.9 million or 8.7% of sales compared to $100.8 million or 7.2% of sales in the prior year second quarter. Included in operating income were $5.3 million of integration expenses and $4.4 million of purchase accounting adjustments which reduced operating income compared to adjustments of $43.6 million and $5.1 million, respectively, in the prior year period. Adjusted operating income was $129.6 million or 9.4% of sales compared to adjusted operating income of $149.5 million or 10.5% of sales in the prior year second quarter. Signet's operating income consisted of the following components:

	Second Quarter
	Fiscal 2017		Fiscal 2016
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$140.9	16.8%	$157.8	18.4%
Zale division(1)	0.3	0.1%	(2.1)	(0.5)%
UK Jewelry division	1.7	1.2%	3.2	2.0%
Other(2)	(23.0)	nm	(58.1)	nm
Operating income	$119.9	8.7%	$100.8	7.2%

(1)
In the second quarter of Fiscal 2017, Zale division includes net operating loss impact of $4.4 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $4.7 million or 1.2% of sales. The Zale division operating income of $0.3 million included income of $0.5 million from Zale Jewelry and a loss of $0.2 million from Piercing Pagoda. In the prior year second quarter, Zale division includes net operating loss impact of $5.1 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $3.0 million or 0.7% of sales. The Zale division operating loss of $2.1 million included $2.0 million from Zale Jewelry and $0.1 million from Piercing Pagoda.

(2)
Other includes $5.3 million of integration costs in the 13 weeks ended July 30, 2016 for consulting expenses associated with IT implementations and severance related to organizational changes. Other includes $43.6 million for the 13 weeks ended August 1, 2015 of transaction and integration expenses primarily attributable to the legal settlement over appraisal rights and consulting expenses.

nm Not meaningful.
In the year to date, operating income was $331.9 million or 11.2% of sales compared to $277.0 million or 9.4% of sales in the prior year. Included in operating income were $10.6 million of integration expenses and $9.7 million of purchase accounting adjustments which reduced operating income compared to adjustments of $50.0 million and $16.5 million, respectively, in the prior year. Adjusted operating income was $352.2 million or 11.9% of sales compared to adjusted operating income of $343.5 million or 11.6% of sales in the prior year. Signet's operating income consisted of the following components:

	Year to date
	Fiscal 2017		Fiscal 2016
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$339.2	18.6%	$336.0	18.6%
Zale division(1)	26.4	3.1%	13.4	1.6%
UK Jewelry division	3.0	1.0%	3.7	1.2%
Other(2)	(36.7)	nm	(76.1)	nm
Operating income	$331.9	11.2%	$277.0	9.4%

(1)
In the year to date period of Fiscal 2017, Zale division includes net operating loss impact of $9.7 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $36.1 million or 4.3% of sales. The Zale division operating income of $26.4 million included $18.8 million from Zale Jewelry and $7.6 million from Piercing Pagoda. In the prior year to date period, Zale division includes net operating loss impact of $16.5 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $29.9 million or 3.6% of sales. The Zale division operating income of $13.4 million included $8.4 million from Zale Jewelry and $5.0 million from Piercing Pagoda.

(2)
Other includes $10.6 million of integration costs in the year to date period of Fiscal 2017 for consulting expenses associated with IT implementations and severance related to organizational changes. In the prior year to date period, $50.0 million of transaction and integration expenses were incurred, primarily attributable to the legal settlement over appraisal rights and consulting expenses.

nm Not meaningful.

Interest expense, net
In the second quarter, net interest expense was $11.9 million compared to $11.1 million in the prior year second quarter. The weighted average interest rate for the Company's debt outstanding in the current year was 2.80% compared to 2.67% in the prior year second quarter.
In the year to date, net interest expense was $23.7 million compared to $22.1 million in the prior year. The weighted average interest rate for the Company's debt outstanding in the current year was 2.82% compared to 2.59% in the prior year comparable period.
Income before income taxes
For the second quarter, income before income taxes increased $18.3 million to $108.0 million or 7.9% of sales compared to income of $89.7 million or 6.4% of sales in the prior year second quarter.
For the year to date, income before income taxes increased $53.3 million to $308.2 million or 10.4% of sales compared to income of $254.9 million or 8.7% of sales in the prior year.
Income taxes
In the second quarter, income tax expense was $26.1 million, an effective tax rate ("ETR") of 24.2%, compared to income tax expense of $27.5 million, an ETR of 30.7% in the prior year second quarter. The ETR is driven by the anticipated annual mix of pre-tax income by jurisdiction.
In the year to date, income tax expense was $79.5 million, an ETR of 25.8%, compared to income tax expense of $73.9 million, an ETR of 29.0% in the prior year.
The Company expects the full year ETR for Fiscal 2017 to be 27% to 28% compared to 28.9% for Fiscal 2016. The estimated effective tax rate continues to benefit from global reinsurance and financing arrangements, including certain intra-entity debt agreements which mature on various dates between fiscal year 2022 and 2027.
Net income
For the second quarter, net income was $81.9 million or 6.0% of sales compared to $62.2 million or 4.4% of sales in the prior year second quarter. Adjusted net income was $87.9 million or 6.4% of adjusted sales compared to $102.6 million or 7.2% of adjusted sales in the prior year comparable period.
For the year to date, net income was $228.7 million or 7.7% of sales compared to $181.0 million or 6.2% of sales in the prior year. Adjusted net income was $241.3 million or 8.2% of adjusted sales compared to $232.8 million or 7.9% of adjusted sales in the prior year.
Earnings per share
For the second quarter, diluted earnings per share were $1.06 compared to $0.78 in the prior year second quarter. Adjusted diluted earnings per share were $1.14 compared to $1.28 in the prior year second quarter. The weighted average diluted number of common shares outstanding was 77.2 million compared to 79.9 million in the prior year second quarter. The reduction in weighted average diluted number of common shares outstanding was driven by the Company's share repurchases since August 1, 2015.
For the year to date, diluted earnings per share were $2.94 compared to $2.26 in the prior year. Adjusted diluted earnings per share were $3.10 compared to $2.91 in the prior year. The weighted average diluted number of common shares outstanding was 77.9 million compared to 80.0 million in the prior year.
Dividends per share
In the second quarter of Fiscal 2017, dividends of $0.26 per share were approved by the Board of Directors compared to $0.22 in the second quarter of Fiscal 2016. In the year to date, dividends of $0.52 per share were approved by the Board of Directors compared to $0.44 in the prior year to date period.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the year to date periods of Fiscal 2017 and Fiscal 2016:

	26 weeks ended
(in millions)	July 30, 2016	August 1, 2015
Net cash provided by operating activities	$309.2	$210.6
Net cash used in investing activities	(100.5)	(97.2)
Net cash used in financing activities	(228.6)	(147.6)
Decrease in cash and cash equivalents	(19.9)	(34.2)

Cash and cash equivalents at beginning of period	137.7	193.6
Decrease in cash and cash equivalents	(19.9)	(34.2)
Effect of exchange rate changes on cash and cash equivalents	0.9	0.4
Cash and cash equivalents at end of period	$118.7	$159.8
Operating activities
Net cash provided by operating activities was $309.2 million compared to $210.6 million in the prior year comparable period.

•	Net income increased by $47.7 million to $228.7 million from $181.0 million.

•	Depreciation and amortization increased $7.3 million to $91.8 million from $84.5 million in the prior year comparable period.

•
Cash provided by accounts receivable was $105.1 million as compared to $74.7 million in the prior year to date period. In the Sterling Jewelers division, credit participation was 62.3% and the average monthly collection rate was 11.3% compared to 61.6% and 12.0%, respectively, in the prior year comparable period. The decline in the collection rate is due principally to credit plan mix. Initiatives related to extended payment terms with deferred interest resulted in lower average monthly collections rates. Net charge-offs as a percentage of gross accounts receivable increased by approximately 40 basis points to 5.0% due to prior year cohort mix shift impacts reaching charge-off thresholds in the current period.

Below is a summary of key customer financing statistics related to the Sterling Jewelers customer in-house finance receivables:

	26 weeks ended
	July 30, 2016	August 1, 2015
Total sales (millions)	$1,819.8	$1,802.7
Credit sales (millions)	$1,134.4	$1,110.9
Credit sales as % of total Sterling Jewelers sales(2)	62.3%	61.6%
Net bad debt expense (millions)(3)	$88.9	$77.5
Opening receivables (millions)	$1,855.9	$1,666.0
Closing receivables (millions)	$1,745.0	$1,599.1
Number of active credit accounts at period end(4)	1,298,654	1,255,324
Average outstanding account balance at period end	$1,345	$1,271
Average monthly collection rate	11.3%	12.0%
Ending bad debt allowance as a % of ending accounts receivable(1)	7.4%	7.3%
Net charge-offs as a % of average gross accounts receivable(1)(5)	5.0%	4.6%
Non performing receivables as a % of ending accounts receivable(1)	4.4%	4.3%

Credit portfolio impact:
Net bad debt expense (millions)(3)	$(88.9)	$(77.5)
Late charge income (millions)	$17.6	$16.5
Interest income from in-house customer finance programs (millions)(6)	$142.9	$127.3
	$71.6	$66.3
(1)    See Note 8 of Item 1 for additional information.
(2)    Including any deposits taken at the time of sale.
(3)    Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(4)    The number of active accounts is based on credit cycle end date closest to the fiscal period end date.

(5)
Calculation reflects charge-offs incurred during 26 week periods ended July 30, 2016 and August 1, 2015, respectively. Net charge-offs calculated as gross charge-offs less recoveries. See Note 8 of Item 1 for additional information.

(6)    Primary component of other operating income, net, on the condensed consolidated income statement.

•
Cash provided by inventory and inventory-related items was $33.8 million compared to $28.4 million in the prior year comparable period. Total inventory as of July 30, 2016 was $2,418.3 million compared to the prior year comparable quarter balance of $2,414.2 million. The change in inventory balances from prior year is attributed to the expansion of branded merchandise to support merchandising initiatives and new stores, offset in part by the impact of currency exchange rates and sound inventory management.

•	Cash used for accounts payable was $71.7 million compared to $80.8 million in the prior year comparable period primarily driven by timing of payments made in connection with inventory purchases.

•
Cash used for accrued expenses and other liabilities was $75.5 million compared to $28.6 million in the prior year comparable period. In the prior period, our accrued expenses included approximately $34.2 million related to our previously disclosed appraisal rights litigation settlement. The remaining change in cash uses compared to prior period relates to a lower accrual for incentive compensation.

Investing activities
Net cash used in investing activities in the 26 weeks ended July 30, 2016 was $100.5 million consisting primarily of capital additions associated with new store locations and remodels of existing stores, as well as capital investment in IT. Net cash used in investing activities in the 26 weeks ended August 1, 2015 was $97.2 million, primarily related to capital additions associated with new store locations, remodels of existing stores and Zale division information technology infrastructure.

Stores opened and closed in the 26 weeks ended July 30, 2016:

	January 30, 2016		Openings	Closures	July 30, 2016
Store count:
Kay	1,129		18	(2)	1,145
Jared	270		1	(1)	270
Regional brands	141		—	(12)	129
Sterling Jewelers division	1,540	(1)	19	(15)	1,544

Zales	730		18	(9)	739
Peoples	145		—	(3)	142
Regional brands	102		—	(16)	86
Total Zale Jewelry	977		18	(28)	967
Piercing Pagoda	605		13	(15)	603
Zale division	1,582	(1)	31	(43)	1,570

H.Samuel	301		—	—	301
Ernest Jones	202		2	(1)	203
UK Jewelry division	503	(1)	2	(1)	504

Signet	3,625		52	(59)	3,618

(1)	The annual net change in selling square footage for Fiscal 2016 for the Sterling Jewelers division, Zale division and UK Jewelry division was 5.0%, 0.5% and 1.5%, respectively.
Planned store count changes for the remainder of Fiscal 2017:

	Gross locations	Net locations	Net square feet
Sterling Jewelers division	+68 to +80	+38 to +52	+4% to +5%
Zale division	+65 to +78	+7 to +25	0% to +1%
UK Jewelry division	+12 to +18	+10 to +12	+1% to +2%
Signet anticipates opening 145 to 176 new stores (55 to 89 new stores, net of closures) in Fiscal 2017. Net selling square footage is anticipated to grow 3.0% to 3.5% for the year driven principally by the addition of off-mall stores led by Kay. Square footage growth will be offset in part primarily due to the closure of regional store brands in North America.
Financing activities
Net cash used in financing activities in the 26 weeks ended July 30, 2016 was $228.6 million, comprised primarily of $375.0 million for the repurchase of Signet's common shares and $37.9 million for dividend payments. Offsetting the cash used for share repurchases and dividend payments was $200.0 million of proceeds drawn on the revolving credit facility. Net cash used in financing activities in the 26 weeks ended August 1, 2015 was $147.6 million, comprised primarily of $81.9 million for the repurchase of Signet's common shares and $32.1 million for dividend payments. Details of the major items within financing activities are discussed below:

Share repurchases

		26 weeks ended July 30, 2016			26 weeks ended August 1, 2015
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$750.0	2.7	$239.4	$88.39	n/a	n/a	n/a
2013 Program(2)	$350.0	1.2	$135.6	$111.26	0.6	$81.9	$130.27
Total		3.9	$375.0	$95.49	0.6	$81.9	$130.27

(1)
In February 2016, the Board of Directors authorized the repurchase of up to $750 million of Signet’s common shares (the “2016 Program”). The 2016 Program may be suspended or discontinued at any time without notice. The 2016 Program had $510.6 million remaining as of July 30, 2016.

(2)	In June 2013, the Board of Directors authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program was completed in May 2016.

n/a	Not applicable.
Dividends

	Fiscal 2017		Fiscal 2016
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.26	$20.4	$0.22	$17.6
Second quarter(1)	$0.26	$19.7	$0.22	$17.6
Total	$0.52	$40.1	$0.44	$35.2

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of July 30, 2016 and August 1, 2015, $19.7 million and $17.6 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the second quarter of Fiscal 2017 and Fiscal 2016, respectively.

Proceeds from issuance of Common Shares
During the 26 weeks ended July 30, 2016, $0.4 million was received for the exercise of share options pursuant to Signet's equity compensation programs compared to $0.2 million in the 26 weeks ended August 1, 2015.
Movement in cash and indebtedness
Net debt was $1,450.4 million as of July 30, 2016 compared to $1,260.5 million as of August 1, 2015; see non-GAAP measures discussed above.
Cash and cash equivalents at July 30, 2016 were $118.7 million compared to $159.8 million as of August 1, 2015. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At July 30, 2016, Signet had $1,578.4 million of outstanding debt, comprised of $398.7 million of senior unsecured notes, $600.0 million on an asset-backed securitization facility, $357.5 million on a term loan facility, $200.0 million on a revolving credit facility and $22.2 million of bank overdrafts and capital lease obligations. The term loan requires the Company to make scheduled quarterly principal payments over the five-year term. During the 26 weeks ended July 30, 2016, a $7.5 million principal payment was made on the term loan. During the second quarter of Fiscal 2017, Signet amended and restated its Credit Facility agreement to (i) increase the borrowing capacity under the revolving credit facility from $400 million to $700 million and extend the maturity date to July 2021 and (ii) extend the maturity date of the term loan facility to July 2021 and revise the scheduled quarterly principal repayments to align with the July 2021 maturity date. Additionally, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2018 with remaining terms substantially consistent with the existing agreement.
At August 1, 2015, Signet had $1,430.7 million of outstanding debt, comprised of $398.5 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility, $380.0 million on a term loan facility and $52.2 million of bank overdrafts and capital lease obligations. During the 26 weeks ending August 1, 2015, $10.0 million in principal payments were made on the term loan. In addition, the Company maintained a $400 million revolving credit facility, which was undrawn upon as of August 1, 2015.
The Company had stand-by letters of credit on the revolving credit facility of $14.8 million and $21.9 million as of July 30, 2016 and August 1, 2015, respectively, that reduce remaining availability under the revolving credit facility.

CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of July 30, 2016 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 30, 2016, filed with the SEC on March 24, 2016.
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
Signet’s market risk profile as of July 30, 2016 has not materially changed since January 30, 2016. The market risk profile as of January 30, 2016 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 24, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2016.
Changes in internal control over financial reporting
During the second quarter of Fiscal 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 20 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2016 Annual Report on Form 10-K, filed with the SEC on March 24, 2016, except the risk factor update set forth below.
Global economic conditions and regulatory changes following the United Kingdom’s announced intention to exit from the European Union could adversely impact the Company’s business and results of operations located in, or closely associated with, the United Kingdom.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (often referred to as Brexit) in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. This will be either accompanied or followed by negotiations between the European Union and the United Kingdom concerning the future relations between the parties. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union. This includes uncertainty with respect to the laws and regulations, including regulations applicable to the Company’s business, that will apply in the United Kingdom in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider a referendum on withdrawal from the European Union for their territory. These developments, or the perception that any of them could occur, could adversely impact global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity, which could adversely impact our business, financial condition and results of operations especially those located in, or closely associated with, the United Kingdom. Brexit could lead to long-term volatility in the currency markets and there could be long-term detrimental effects on the value of the British Pound and could impact other currencies. The Company uses foreign currency derivative instruments to hedge certain exposures to currency exchange rate risks. The results of the Brexit referendum could increase the Company’s exposure to foreign currency rate exchange risks and reduce its ability to effectively use certain derivative instruments as a way to hedge risks.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the second quarter of Fiscal 2017:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 1, 2016 to May 28, 2016	450,939	$106.14	450,043	$712,819,140
May 29, 2016 to June 25, 2016	708,221	$85.32	708,221	$652,395,441
June 26, 2016 to July 30, 2016	1,648,462	$86.09	1,647,282	$510,585,604
Total	2,807,622	$89.12	2,805,546	$510,585,604

(1)
Includes 2,076 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
In June 2013, the Board authorized the repurchase of up to $350 million of Signet’s common shares (the “2013 Program”). The 2013 Program was completed in May 2016. In February 2016, the Board of Directors authorized an additional $750 million for repurchases of Signet's common shares (the "2016 Program"). The 2016 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

10.1
Second Amended and Restated Credit Agreement, dated as of July 14, 2016, by and among Signet Jewelers Limited, as Parent, Signet Group Limited, Signet Group Treasury Services Inc. and Sterling Jewelers Inc. as borrowers, the additional borrowers from time to time party thereto, the financial institutions from time to time party thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent and the other parties party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed July 15, 2016).

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

Signet Jewelers Limited

Date:	August 31, 2016	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)