Form 10-Q
period 2016-10-29
SIGNET JEWELERS LTD
filed 2016-11-29
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 29, 2016 or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Stock, $0.18 par value, 69,580,711 shares as of November 25, 2016

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015	Notes
Sales	$1,186.2	$1,216.4	$4,138.5	$4,157.6	3
Cost of sales	(836.2)	(848.7)	(2,723.2)	(2,733.2)
Gross margin	350.0	367.7	1,415.3	1,424.4
Selling, general and administrative expenses	(386.5)	(395.0)	(1,264.9)	(1,301.0)
Other operating income, net	68.6	60.9	213.6	187.2
Operating income	32.1	33.6	364.0	310.6	3
Interest expense, net	(12.7)	(11.7)	(36.4)	(33.8)
Income before income taxes	19.4	21.9	327.6	276.8
Income taxes	(2.4)	(6.9)	(81.9)	(80.8)	8
Net income	$17.0	$15.0	$245.7	$196.0
Dividends on redeemable convertible preferred shares	(2.2)	—	(2.2)	—	5
Net income attributable to common shareholders	$14.8	$15.0	$243.5	$196.0

Earnings per common share:
Basic	$0.20	$0.19	$3.19	$2.46	6
Diluted	$0.20	$0.19	$3.18	$2.45	6
Weighted average common shares outstanding:
Basic	73.5	79.3	76.4	79.7	6
Diluted	73.6	79.5	76.5	79.9	6

Dividends declared per common share	$0.26	$0.22	$0.78	$0.66	5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	October 29, 2016			October 31, 2015
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$17.0			$15.0
Other comprehensive income (loss):
Foreign currency translation adjustments	$(28.9)	$—	(28.9)	$(4.2)	$—	(4.2)
Available-for-sale securities:
Unrealized gain (loss)	(0.4)	0.2	(0.2)	(0.1)	—	(0.1)
Cash flow hedges:
Unrealized gain (loss)	1.9	—	1.9	2.2	(1.1)	1.1
Reclassification adjustment for losses to net income	(0.2)	0.1	(0.1)	1.1	(0.2)	0.9
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.4	—	0.4	0.9	(0.2)	0.7
Reclassification adjustment to net income for amortization of net prior service credits	(0.5)	0.1	(0.4)	(0.6)	0.1	(0.5)
Total other comprehensive income (loss)	$(27.7)	$0.4	$(27.3)	$(0.7)	$(1.4)	$(2.1)
Total comprehensive income (loss)			$(10.3)			$12.9

	39 weeks ended
	October 29, 2016			October 31, 2015
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$245.7			$196.0
Other comprehensive income (loss):
Foreign currency translation adjustments	$(38.0)	$—	(38.0)	$(1.4)	$—	(1.4)
Available-for-sale securities:
Unrealized gain (loss)	0.3	(0.1)	0.2	(0.4)	—	(0.4)
Cash flow hedges:
Unrealized gain (loss)	11.2	(3.0)	8.2	(15.0)	4.7	(10.3)
Reclassification adjustment for losses to net income	2.4	(0.8)	1.6	2.9	(0.7)	2.2
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	1.2	(0.2)	1.0	2.6	(0.5)	2.1
Reclassification adjustment to net income for amortization of net prior service credits	(1.5)	0.3	(1.2)	(1.7)	0.3	(1.4)
Total other comprehensive income (loss)	$(24.4)	$(3.8)	$(28.2)	$(13.0)	$3.8	$(9.2)
Total comprehensive income			$217.5			$186.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	October 29, 2016	January 30, 2016	October 31, 2015	Notes
Assets
Current assets:
Cash and cash equivalents	$82.7	$137.7	$77.2
Accounts receivable, net	1,581.1	1,756.4	1,451.5	9
Other receivables	74.2	84.0	55.4
Other current assets	146.8	152.6	141.4
Income taxes	20.8	3.5	24.6
Inventories	2,649.4	2,453.9	2,727.0	10
Total current assets	4,555.0	4,588.1	4,477.1
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,015.4, $949.2 and $939.7, respectively	791.1	727.6	718.0
Goodwill	517.0	515.5	517.6	11
Intangible assets, net	419.8	427.8	434.3	11
Other assets	157.5	154.6	136.4	12
Deferred tax assets	—	—	1.8
Retirement benefit asset	47.1	51.3	40.7	16
Total assets	$6,487.5	$6,464.9	$6,325.9
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$288.8	$57.7	$248.0	17
Accounts payable	382.2	269.1	371.4
Accrued expenses and other current liabilities	402.9	498.3	408.0
Deferred revenue	256.7	260.3	241.4	18
Income taxes	4.4	65.7	0.7
Total current liabilities	1,335.0	1,151.1	1,269.5
Non-current liabilities:
Long-term debt	1,324.2	1,321.0	1,330.6	17
Other liabilities	219.9	230.5	226.6
Deferred revenue	632.1	629.1	597.5	18
Deferred tax liabilities	133.4	72.5	56.7
Total liabilities	3,644.6	3,404.2	3,480.9
Commitments and contingencies				21
Series A redeemable convertible preferred shares of $.01 par value: 500 shares authorized, 0.625 shares outstanding	611.7	—	—	4
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 69.6 shares outstanding (January 30, 2016: 79.4 outstanding; October 31, 2015: 79.5 outstanding)	15.7	15.7	15.7
Additional paid-in capital	128.5	279.9	274.7
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 17.6 shares (January 30, 2016: 7.8 shares; October 31, 2015: 7.7 shares)	(1,338.9)	(495.8)	(480.3)	5
Retained earnings	3,727.8	3,534.6	3,280.3
Accumulated other comprehensive loss	(302.3)	(274.1)	(245.8)	7
Total shareholders’ equity	2,231.2	3,060.7	2,845.0
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,487.5	$6,464.9	$6,325.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(in millions)	October 29, 2016	October 31, 2015
Cash flows from operating activities
Net income	$245.7	$196.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138.8	129.5
Amortization of unfavorable leases and contracts	(14.9)	(24.6)
Pension benefit	(1.3)	—
Share-based compensation	14.0	11.8
Deferred taxation	60.9	8.0
Excess tax benefit from exercise of share awards	(1.3)	(5.1)
Amortization of debt discount and issuance costs	2.2	2.6
Other non-cash movements	1.9	2.7
Changes in operating assets and liabilities:
Decrease in accounts receivable	174.0	116.3
Decrease in other receivables and other assets	9.0	1.6
Increase in other current assets	(15.4)	(12.8)
Increase in inventories	(217.0)	(289.3)
Increase in accounts payable	114.1	93.6
Decrease in accrued expenses and other liabilities	(82.2)	(60.5)
(Decrease) increase in deferred revenue	(2.5)	25.0
Decrease in income taxes payable	(62.6)	(104.1)
Pension plan contributions	(2.5)	(2.0)
Net cash provided by operating activities	360.9	88.7
Investing activities
Purchase of property, plant and equipment	(195.6)	(170.8)
Purchase of available-for-sale securities	(10.4)	(3.8)
Proceeds from sale of available-for-sale securities	10.0	3.6
Net cash used in investing activities	(196.0)	(171.0)
Financing activities
Dividends paid on common shares	(57.5)	(49.6)
Proceeds from issuance of common shares	0.4	3.3
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	611.6	—
Excess tax benefit from exercise of share awards	1.3	5.1
Repayments of term loan	(12.0)	(17.5)
Proceeds from securitization facility	1,837.1	1,738.9
Repayments of securitization facility	(1,837.1)	(1,738.9)
Proceeds from revolving credit facility	598.0	177.0
Repayments of revolving credit facility	(339.0)	(30.0)
Payment of debt issuance costs	(2.7)	—
Repurchase of common shares	(1,000.0)	(111.9)
Net settlement of equity based awards	(4.8)	(8.3)
Principal payments under capital lease obligations	(0.2)	(0.8)
Repayment of short-term borrowings	(13.3)	(1.5)
Net cash used in financing activities	(218.2)	(34.2)
Cash and cash equivalents at beginning of period	137.7	193.6
Decrease in cash and cash equivalents	(53.3)	(116.5)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.1
Cash and cash equivalents at end of period	$82.7	$77.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 30, 2016	$15.7	$279.9	$0.4	$(495.8)	$3,534.6	$(274.1)	$3,060.7
Net income	—	—	—	—	245.7	—	245.7
Other comprehensive loss	—	—	—	—	—	(28.2)	(28.2)
Dividends on common shares	—	—	—	—	(58.2)	—	(58.2)
Dividends on redeemable convertible preferred shares	—	—	—	—	(0.1)	—	(0.1)
Repurchase of common shares	—	(157.5)	—	(842.5)	—	—	(1,000.0)
Net settlement of equity based awards	—	(7.9)	—	(1.0)	5.8	—	(3.1)
Share options exercised	—	—	—	0.4	—	—	0.4
Share-based compensation expense	—	14.0	—	—	—	—	14.0
Balance at October 29, 2016	$15.7	$128.5	$0.4	$(1,338.9)	$3,727.8	$(302.3)	$2,231.2
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
Preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Convertible Preference Shares (“preferred shares”) for an aggregate price of $625.0 million, or $1,000 per share (the “Stated Value”). The preferred shares were issued under an effective registration statement filed with the SEC. The accounting guidance under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, "Distinguishing Liabilities from Equity," requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer. The Company's preferred shares were classified as temporary equity and recorded in the condensed consolidated balance sheets at fair value upon issuance.
See Note 4 for additional information regarding the Company's preferred shares.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2017 and Fiscal 2016 refer to the 52 week periods ending January 28, 2017 and January 30, 2016, respectively. Within these condensed consolidated financial statements, the third quarter of the relevant fiscal years 2017 and 2016 refer to the 13 and 39 weeks ended October 29, 2016 and October 31, 2015, respectively.

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
See Note 7 for additional information regarding the Company's foreign currency translation.
Reclassification
The Company has reclassified the presentation of certain prior year amounts to conform to the current year presentation. During the fourth quarter of Fiscal 2016, the Company adopted FASB Accounting Standards Update ("ASU") No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." As a result, the Company adjusted the presentation of deferred taxes in the condensed consolidated balance sheet as of October 31, 2015 to reflect a reduction in current assets of $3.6 million, a reduction in non-current assets of $130.3 million, a reduction in current liabilities of $170.5 million and an increase in non-current liabilities of $36.6 million. See Note 2 for additional information regarding new accounting guidance adopted in Fiscal 2017.
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
Debt issuance costs
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance provides clarity that the SEC would not object to the deferral and presentation of debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU Nos. 2015-03 and 2015-15 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Signet adopted this guidance during the first quarter of Fiscal 2017. Accordingly, the Company adjusted the condensed consolidated balance sheets as of January 30, 2016 and October 31, 2015 by reducing total assets and debt for amounts classified as deferred debt issuance costs of $9.5 million and $9.9 million, respectively. Signet continues to present debt issuance costs relating to its revolving credit facility and asset-backed securitization facility as assets in the condensed consolidated balance sheets.
See Note 17 for additional discussion of the Company's debt issuance costs.

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

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Sales:
Sterling Jewelers	$712.5	$733.5	$2,532.3	$2,536.2
Zale Jewelry	282.4	281.9	994.8	991.2
Piercing Pagoda	53.4	48.0	179.4	165.1
UK Jewelry	130.3	149.4	419.5	455.0
Other	7.6	3.6	12.5	10.1
Total sales	$1,186.2	$1,216.4	$4,138.5	$4,157.6

Operating income:
Sterling Jewelers	$78.6	$77.2	$417.8	$413.2
Zale Jewelry(1)	(19.3)	(18.3)	(0.5)	(9.9)
Piercing Pagoda(2)	(5.4)	(6.0)	2.2	(1.0)
UK Jewelry	—	—	3.0	3.7
Other(3)	(21.8)	(19.3)	(58.5)	(95.4)
Total operating income	$32.1	$33.6	$364.0	$310.6

(1)
Includes net operating loss of $3.7 million and $13.2 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 and 39 weeks ended October 29, 2016 and $3.6 million and $17.1 million for the 13 and 39 weeks ended October 31, 2015, respectively.

(2)
Includes net operating loss of $0.1 million and $0.3 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for the 13 and 39 weeks ended October 29, 2016 and $0.1 million and $3.1 million for the 13 and 39 weeks ended October 31, 2015, respectively.

(3)
Includes $7.9 million and $18.5 million for the 13 and 39 weeks ended October 29, 2016 of integration costs for consulting services associated with IT implementations and severance related to organizational changes. Includes $9.8 million and $59.8 million for the 13 and 39 weeks ended October 31, 2015 of transaction and integration expenses primarily attributable to the legal settlement over appraisal rights and expenses associated with legal, tax, accounting and consulting services.

(in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Total assets:
Sterling Jewelers	$3,715.6	$3,788.0	$3,586.7
Zale Jewelry	2,061.7	1,955.1	1,977.6
Piercing Pagoda	136.1	141.8	135.4
UK Jewelry	407.1	427.8	470.5
Other	167.0	152.2	155.7
Total assets	$6,487.5	$6,464.9	$6,325.9
4. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 preferred shares to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share pursuant to the investment agreement dated August 24, 2016. In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.4 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the preferred shares carrying value, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accretion relating to these fees of $0.1 million was recorded in the condensed consolidated balance sheets as of October 29, 2016.

Dividend rights: The preferred shares rank senior to the Company’s common shares, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The liquidation preference for preferred shares is equal to the greater of (a) the Stated Value per share, plus all accrued but unpaid dividends and (b) the consideration holders would have received if preferred shares were converted into common shares immediately prior to the liquidation. As of October 29, 2016, the liquidation preference was $627.2 million. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears, commencing on February 15, 2017, either in cash or by increasing the Stated Value at the option of the Company. In addition, preferred shareholders were entitled to receive dividends or distributions declared or paid on common shares on an as-converted basis, other than the Company’s regularly declared quarterly cash dividends not in excess of 130% of the arithmetic average of the regular, quarterly cash dividends per common share, if any, declared by the Company during the preceding four calendar quarters.
On November 2, 2016, the Board of Directors approved certain changes to the rights of the preferred shareholders, including the following: (a) elimination of the right of preferred shareholders to receive dividends or other distributions declared on the Company’s common shares and inclusion of adjustments to the conversion rate in the event of any dividend, distribution, spin-off or certain other events or transactions in respect of the common shares; and (b) addition of a requirement for approval by the holders of the majority of the issued preferred shares for the declaration or payment by the Company of any dividends or other distributions on the common shares other than (i) regularly declared quarterly cash dividends paid on the issued common shares in any calendar quarter in an amount per share that is not more than 130% of the arithmetic average of the regular, quarterly cash dividends per common share, if any, declared by the Company during the preceding four calendar quarters for such quarter and (ii) any dividends or other distributions which are paid or distributed at the same time on the common shares and the preferred shares, provided that the amount paid or distributed to the preferred shares is based on the number of common shares into which such preferred shares could be converted on the applicable record date for such dividends or other distributions.
Conversion features: Preferred shares are convertible at the option of the holders at any time into common shares at the then applicable conversion rate. The initial conversion rate of 10.6529 common shares per preferred share was established as the Stated Value divided by the defined conversion price of $93.8712. As of October 29, 2016, the maximum number of common shares that could be required to be issued if converted was 6.7 million shares. The conversion rate is subject to certain anti-dilution and other adjustments, including stock split / reverse stock split transactions, regular dividends declared on common shares, share repurchases (excluding amounts through open market transactions or accelerated share repurchases) and issuances of common shares or other securities convertible into common shares. The initial issuance did not include a beneficial conversion feature as the conversion price used to set the conversion ratio at the time of issuance was greater than the Company's common stock price.
At any time on or after October 5, 2018, all or a portion of outstanding preferred shares are convertible at the option of the Company if the closing price of common shares exceeds 175% of the then applicable conversion price for at least 20 consecutive trading days.
Redemption rights: At any time after November 15, 2024, the Company will have the right to redeem any or all, and the holders of the preferred shares will have the right to require the Company to repurchase any or all, of the preferred shares for cash at a price equal to the Stated Value plus all accrued but unpaid dividends. Upon certain change of control or delisting events involving the Company, preferred shareholders can require the Company to repurchase, subject to certain exceptions, all or any portion of its preferred shares at (a) an amount in cash equal to 101% of the Stated Value plus all accrued but unpaid dividends or (b) the consideration the holders would have received if they had converted their preferred shares into common shares immediately prior to the change of control event.
Voting rights:  Preferred shareholders are entitled to vote with the holders of common shares on an as-converted basis. Holders of preferred shares are entitled to a separate class vote with respect to certain designee(s) for election to the Company's Board of Directors, amendments to the Company’s organizational documents that have an adverse effect on the preferred shareholders and issuances by the Company of securities that are senior to, or equal in priority with, the preferred shares.
Registration rights:  Preferred shareholders have certain customary registration rights with respect to the preferred shares and the shares of common shares into which they are converted, pursuant to the terms of a registration rights agreement.
5. Shareholders' equity
Share repurchases
In February 2016, the Board of Directors authorized the repurchase of Signet's common shares up to $750.0 million (the "2016 Program"). In August 2016, the Board of Directors increased its authorized share repurchase program by $625.0 million, bringing the total authorization for the 2016 Program to $1,375.0 million. The 2016 Program may be suspended or discontinued at any time without notice.

To facilitate the share repurchase program, the Company periodically repurchases shares in the open market. On October 5, 2016, the Company entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase $525.0 million of the Company’s common shares. At inception, the Company paid $525.0 million to the financial institution and took delivery of 4.7 million shares with an initial estimated cost of $367.5 million.
The total number of shares to be delivered upon settlement will be calculated using the volume-weighted average price of the Company's common shares traded during the pricing period, less an agreed discount. If the total number of shares to be delivered exceeds the number of shares initially delivered, the Company will receive the remaining balance of shares from the financial institution. Based on the current trading prices of the Company’s common stock, additional shares are expected to be received. If the total number of shares to be delivered is less than the number of shares initially delivered, the Company has the contractual right to deliver either shares of the Company’s common stock or cash equal to the value of those shares to the financial institution. The pricing period is scheduled to end in December 2016, but may conclude sooner at the election of the financial institution.
The Company reflected shares delivered as treasury shares as of the date the shares were physically delivered in computing the weighted average common shares outstanding for both basic and diluted earnings per share. The ASR agreement was accounted for as a treasury stock transaction and a forward stock purchase contract. The forward stock purchase contract was determined to be indexed to the Company’s own stock and met all of the applicable criteria for equity classification. As of October 29, 2016, the Company recorded the $525.0 million payment to JPMorgan Chase Bank as a decrease to equity in the condensed consolidated balance sheets, consisting of decreases in treasury shares and additional paid-in capital.
During the 39 weeks ended October 29, 2016, the Company also repurchased 5.2 million common shares through open market transactions for a total cost of $475.0 million.
Common shares repurchased during the 39 weeks ended October 29, 2016 and October 31, 2015 were as follows:

		39 weeks ended October 29, 2016			39 weeks ended October 31, 2015
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	8.7	$706.9	$81.32	n/a	n/a	n/a
2013 Program(2)	$350.0	1.2	135.6	$111.26	0.9	$111.9	$128.91
Total		9.9	$842.5	$85.00	0.9	$111.9	$128.91

(1)	The 2016 Program had $510.6 million remaining as of October 29, 2016.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.
Dividends on common shares

	Fiscal 2017		Fiscal 2016
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.26	$20.4	$0.22	$17.6
Second quarter	0.26	19.7	0.22	17.6
Third quarter(1)	0.26	18.1	0.22	17.5
Total	$0.78	$58.2	$0.66	$52.7

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 29, 2016 and October 31, 2015, $18.1 million and $17.5 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the third quarter of Fiscal 2017 and Fiscal 2016, respectively.

Dividends on preferred shares
As of October 29, 2016, no dividends were declared by the Company on preferred shares. As disclosed in the condensed consolidated income statement, cumulative undeclared dividends on the preferred shares since the date of issuance totaled $2.2 million and reduced net income attributable to common shareholders.

6. Earnings per share
In calculating basic earnings per share ("EPS"), the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The preferred shares issued on October 5, 2016 are considered participating securities as of October 29, 2016. Under the two-class method, income available to common shareholders is reduced by (a) the cumulative dividend on the Company’s preferred shares whether or not declared or paid during the period, (b) accretion relating to issuance costs of preferred shares and (c) the hypothetical distribution of undistributed earnings to preferred shareholders in accordance with contractual rights. For the 13 and 39 weeks ended October 29, 2016, the two-class method did not impact EPS as no hypothetical distribution of undistributed earnings were allocable to preferred shareholders. See Note 4 for additional discussion of the Company's preferred shares, including changes to the rights of preferred shareholders as of November 2, 2016 which will result in the preferred shares no longer being considered participating securities, and consequently, the two-class method will no longer apply.
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares and restricted stock units issued under the Omnibus Plan and stock options issued under the Share Saving Plans and the Executive Plans. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. In computing diluted EPS, the Company also adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the preferred shares. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively.
The following table sets forth the computation of EPS for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$17.0	$15.0	$245.7	$196.0
Less: Dividends on preferred shares	(2.2)	—	(2.2)	—
Net income attributable to common shareholders	$14.8	$15.0	$243.5	$196.0

Basic weighted average number of shares outstanding	73.5	79.3	76.4	79.7
Plus: Dilutive effect of share awards	0.1	0.2	0.1	0.2
Plus: Dilutive effect of preferred shares	—	n/a	—	n/a
Diluted weighted average number of shares outstanding	73.6	79.5	76.5	79.9

Earnings per share – basic	$0.20	$0.19	$3.19	$2.46
Earnings per share – diluted	$0.20	$0.19	$3.18	$2.45
The calculation of diluted EPS for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015 excludes the following share awards and potential impact of preferred shares on the basis that their effect would be anti-dilutive.

(in millions)	October 29, 2016	October 31, 2015
Share awards	0.3	0.1
Preferred shares	6.7	—
Total anti-dilutive shares	7.0	0.1

7. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at January 30, 2016	$(237.8)	$(0.4)	$(3.9)	$(43.1)	$11.1	$(274.1)
Other comprehensive income (loss) ("OCI") before reclassifications	(38.0)	0.2	8.2	—	—	(29.6)
Amounts reclassified from AOCI to net income	—	—	1.6	1.0	(1.2)	1.4
Net current period OCI	(38.0)	0.2	9.8	1.0	(1.2)	(28.2)
Balance at October 29, 2016	$(275.8)	$(0.2)	$5.9	$(42.1)	$9.9	$(302.3)
The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		39 weeks ended
(in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.4)	$(0.1)	$(1.0)	$—	Cost of sales (see Note 14)
Interest rate swaps	0.5	0.8	1.7	1.9	Interest expense, net (see Note 14)
Commodity contracts	(0.3)	0.4	1.7	1.0	Cost of sales (see Note 14)
Total before income tax	(0.2)	1.1	2.4	2.9
Income taxes	0.1	(0.2)	(0.8)	(0.7)
Net of tax	(0.1)	0.9	1.6	2.2

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.4	0.9	1.2	2.6	Selling, general and administrative expenses(1)
Amortization of unrecognized net prior service credits	(0.5)	(0.6)	(1.5)	(1.7)	Selling, general and administrative expenses(1)
Total before income tax	(0.1)	0.3	(0.3)	0.9
Income taxes	0.1	(0.1)	0.1	(0.2)
Net of tax	—	0.2	(0.2)	0.7

Total reclassifications, net of tax	$(0.1)	$1.1	$1.4	$2.9

(1)	These items are included in the computation of net periodic pension benefit. See Note 16 for additional information.
8. Income taxes
Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. The provision for income taxes is based on the current estimate of the consolidated annual effective tax rate. As of October 29, 2016, the effective tax rate for the Company was 25.0% compared to 28.9% in Fiscal 2016. The effective tax rate as of October 29, 2016 excludes the effects of any discrete items that may be recognized in future periods.
During the third quarter of Fiscal 2017, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified as of January 30, 2016.

9. Accounts receivable, net
Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment.

(in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,546.3	$1,725.9	$1,437.2
Zale customer in-house finance receivables	26.4	13.6	—
Other accounts receivable	8.4	16.9	14.3
Total accounts receivable, net	$1,581.1	$1,756.4	$1,451.5
Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.
During the third quarter of Fiscal 2016, Signet implemented a program to provide in-house credit to customers in the Zale division’s US locations (“second look”). The allowance for credit losses associated with Zale customer in-house finance receivables was immaterial as of October 29, 2016, January 30, 2016 and October 31, 2015.
Other accounts receivable is comprised primarily of accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $7.7 million (January 30, 2016 and October 31, 2015: $13.6 million and $9.3 million, respectively).
The allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below:

	39 weeks ended
(in millions)	October 29, 2016	October 31, 2015
Beginning balance:	$(130.0)	$(113.1)
Charge-offs, net	143.1	121.5
Recoveries	26.8	27.0
Provision	(172.9)	(157.6)
Ending balance	$(133.0)	$(122.2)
Ending receivable balance evaluated for impairment	1,679.3	1,559.4
Sterling Jewelers customer in-house finance receivables, net	$1,546.3	$1,437.2
Net bad debt expense is defined as the provision expense less recoveries.
The credit quality indicator and age analysis of Sterling Jewelers customer in-house finance receivables are shown below:

	October 29, 2016		January 30, 2016		October 31, 2015
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$1,294.9	$(39.3)	$1,473.0	$(45.4)	$1,212.2	$(36.8)
Past due, aged 31 – 60 days	250.6	(8.1)	259.6	(8.3)	226.0	(7.3)
Past due, aged 61 – 90 days	50.7	(2.5)	49.2	(2.2)	45.2	(2.1)
Non Performing:
Past due, aged more than 90 days	83.1	(83.1)	74.1	(74.1)	76.0	(76.0)
	$1,679.3	$(133.0)	$1,855.9	$(130.0)	$1,559.4	$(122.2)

	October 29, 2016		January 30, 2016		October 31, 2015
(as a % of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing
Current, aged 0 – 30 days	77.2%	3.0%	79.4%	3.1%	77.7%	3.0%
Past due, aged 31 – 60 days	14.9%	3.2%	14.0%	3.2%	14.5%	3.2%
Past due, aged 61 – 90 days	3.0%	4.9%	2.6%	4.5%	2.9%	4.6%
Non Performing
Past due, aged more than 90 days	4.9%	100.0%	4.0%	100.0%	4.9%	100.0%
	100.0%	7.9%	100.0%	7.0%	100.0%	7.8%
Securitized credit card receivables
The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust. See Note 17 for additional information regarding this asset-backed securitization facility.
10. Inventories
The following table summarizes the Company's inventory by classification:

(in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Raw materials	$71.2	$81.8	$101.6
Finished goods	2,578.2	2,372.1	2,625.4
Total inventories	$2,649.4	$2,453.9	$2,727.0
11. Goodwill and intangibles
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at January 31, 2015	$23.2	$492.4	$—	$—	$3.6	$519.2
Impact of foreign exchange	—	(3.7)	—	—	—	(3.7)
Balance at January 30, 2016	23.2	488.7	—	—	3.6	515.5
Impact of foreign exchange	—	1.5	—	—	—	1.5
Balance at October 29, 2016	$23.2	$490.2	$—	$—	$3.6	$517.0
There have been no goodwill impairment losses recognized during the fiscal periods presented in the condensed consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may occur.

Intangibles
The following table provides detail regarding the composition of intangible assets and liabilities:

		October 29, 2016			January 30, 2016			October 31, 2015
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.4	$(0.7)	$0.7	$1.4	$(0.5)	$0.9	$1.5	$(0.4)	$1.1
Favorable leases	Intangible assets, net	47.5	(32.6)	14.9	47.0	(22.3)	24.7	47.6	(19.2)	28.4
Total definite-lived intangible assets		48.9	(33.3)	15.6	48.4	(22.8)	25.6	49.1	(19.6)	29.5
Indefinite-lived trade names	Intangible assets, net	404.2	—	404.2	402.2	—	402.2	404.8	—	404.8
Total intangible assets, net		$453.1	$(33.3)	$419.8	$450.6	$(22.8)	$427.8	$453.9	$(19.6)	$434.3
Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(48.1)	$34.7	$(13.4)	$(47.7)	$23.7	$(24.0)	$(48.3)	$20.4	$(27.9)
Unfavorable contracts	Other liabilities	(65.6)	32.1	(33.5)	(65.6)	28.1	(37.5)	(65.6)	27.6	(38.0)
Total intangible liabilities, net		$(113.7)	$66.8	$(46.9)	$(113.3)	$51.8	$(61.5)	$(113.9)	$48.0	$(65.9)
12. Other assets

(in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Deferred ESP selling costs	$81.8	$79.4	$74.6
Investments(1)	27.5	26.8	25.0
Other assets(2)	48.2	48.4	36.8
Total other assets	$157.5	$154.6	$136.4

(1)	See Note 13 for additional information.

(2)
Amounts adjusted to reflect the reclassification of capitalized debt issuance costs in accordance with Signet's adoption of FASB ASU 2015-03 during the first quarter of Fiscal 2017. See Note 2 for additional information.

In addition, other current assets include deferred direct selling costs in relation to the sale of ESP of $27.6 million as of October 29, 2016 (January 30, 2016 and October 31, 2015: $26.4 million and $24.0 million, respectively).
13. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying condensed consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	October 29, 2016			January 30, 2016			October 31, 2015
(in millions)	Cost	Unrealized gain (loss)	Fair Value	Cost	Unrealized gain (loss)	Fair Value	Cost	Unrealized gain (loss)	Fair Value
US Treasury securities	$8.8	$(0.5)	$8.3	$9.2	$(0.4)	$8.8	$9.2	$(0.4)	$8.8
US government agency securities	4.6	(0.1)	4.5	4.0	—	4.0	2.3	—	2.3
Corporate bonds and notes	11.0	0.1	11.1	10.8	—	10.8	10.5	—	10.5
Corporate equity securities	3.5	0.1	3.6	3.5	(0.3)	3.2	3.4	—	3.4
Total investments	$27.9	$(0.4)	$27.5	$27.5	$(0.7)	$26.8	$25.4	$(0.4)	$25.0
Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during the 13 and 39 weeks ended October 29, 2016 and October 31, 2015. Investments with a carrying value of $6.6 million were on deposit with various state insurance departments at October 29, 2016 (January 30, 2016 and October 31, 2015: $7.1 million and $7.2 million, respectively), as required by law.

Investments in debt securities outstanding as of October 29, 2016 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$1.3	$0.8
Year two through year five	12.6	12.6
Year six through year ten	10.5	10.5
After ten years	—	—
Total investment in debt securities	$24.4	$23.9
14. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of financing. The main risks arising from Signet’s operations are market risk including foreign currency risk, commodity risk, liquidity risk and interest rate risk. Signet uses derivative financial instruments to manage and mitigate certain of these risks under policies reviewed and approved by the Board of Directors. Signet does not enter into derivative transactions for speculative purposes.
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
Liquidity risk
Signet’s objective is to ensure that it has access to, or the ability to generate, sufficient cash from either internal or external sources in a timely and cost-effective manner to meet its commitments as they become due and payable. Signet manages liquidity risks as part of its overall risk management policy. Management produces forecasting and budgeting information that is reviewed and monitored by the Board of Directors. Cash generated from operations and external financing are the main sources of funding, which supplement Signet’s resources in meeting liquidity requirements.
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
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of October 29, 2016 was $27.8 million (January 30, 2016 and October 31, 2015: $10.7 million and $20.9 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 15 months (January 30, 2016 and October 31, 2015: 6 months and 9 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of October 29, 2016 was $53.2 million (January 30, 2016 and October 31, 2015: $32.0 million and $35.5 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of October 29, 2016 was 57,000 ounces of gold (January 30, 2016 and October 31, 2015: 76,000 ounces and 73,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 15 months (January 30, 2016 and October 31, 2015: 12 months and 14 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of October 29, 2016, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	October 29, 2016	January 30, 2016	October 31, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$3.5	$0.8	$0.1
Commodity contracts	Other current assets	0.6	0.6	0.3
Commodity contracts	Other assets	—	—	0.1
Total derivative assets		$4.1	$1.4	$0.5

	Fair value of derivative liabilities
(in millions)	Balance sheet location	October 29, 2016	January 30, 2016	October 31, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$—	$(0.1)
Commodity contracts	Other current liabilities	(0.7)	(0.8)	(1.1)
Interest rate swaps	Other liabilities	(2.3)	(3.4)	(2.1)
		(3.0)	(4.2)	(3.3)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.1)	(0.2)	—
Total derivative liabilities		$(3.1)	$(4.4)	$(3.3)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Foreign currency contracts	$6.4	$1.4	$0.5
Commodity contracts	3.8	(3.7)	(3.9)
Interest rate swaps	(2.3)	(3.4)	(2.1)
Gains (losses) recorded in AOCI	$7.9	$(5.7)	$(5.5)
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated income statements:
Foreign currency contracts

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Gains recorded in AOCI, beginning of period		$3.8	$0.4	$1.4	$0.9
Current period gains (losses) recognized in OCI		3.0	0.2	6.0	(0.4)
(Gains) losses reclassified from AOCI to net income	Cost of sales	(0.4)	(0.1)	(1.0)	—
Gains recorded in AOCI, end of period		$6.4	$0.5	$6.4	$0.5

Commodity contracts

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Gains (losses) recorded in AOCI, beginning of period		$6.2	$(8.3)	$(3.7)	$5.7
Current period gains (losses) recognized in OCI		(2.1)	4.0	5.8	(10.6)
(Gains) losses reclassified from AOCI to net income	Cost of sales	(0.3)	0.4	1.7	1.0
Gains (losses) recorded in AOCI, end of period		$3.8	$(3.9)	$3.8	$(3.9)
Interest rate swaps

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Losses recorded in AOCI, beginning of period		$(3.8)	$(0.9)	$(3.4)	$—
Current period gains (losses) recognized in OCI		1.0	(2.0)	(0.6)	(4.0)
Losses reclassified from AOCI to net income	Interest expense, net	0.5	0.8	1.7	1.9
Losses recorded in AOCI, end of period		$(2.3)	$(2.1)	$(2.3)	$(2.1)
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015. Based on current valuations, the Company expects approximately $7.6 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated income statements:

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$1.6	$(1.4)	$3.2	$(1.0)
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

	October 29, 2016			January 30, 2016			October 31, 2015
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$8.3	$8.3	$—	$8.8	$8.8	$—	$8.8	$8.8	$—
Corporate equity securities	3.6	3.6	—	3.2	3.2	—	3.4	3.4	—
Foreign currency contracts	3.5	—	3.5	0.8	—	0.8	0.1	—	0.1
Commodity contracts	0.6	—	0.6	0.6	—	0.6	0.4	—	0.4
US government agency securities	4.5	—	4.5	4.0	—	4.0	2.3	—	2.3
Corporate bonds and notes	11.1	—	11.1	10.8	—	10.8	10.5	—	10.5
Total assets	$31.6	$11.9	$19.7	$28.2	$12.0	$16.2	$25.5	$12.2	$13.3

Liabilities:
Foreign currency contracts	$(0.1)	$—	$(0.1)	$(0.2)	$—	$(0.2)	$(0.1)	$—	$(0.1)
Commodity contracts	(0.7)	—	(0.7)	(0.8)	—	(0.8)	(1.1)	—	(1.1)
Interest rate swaps	(2.3)	—	(2.3)	(3.4)	—	(3.4)	(2.1)	—	(2.1)
Total liabilities	$(3.1)	$—	$(3.1)	$(4.4)	$—	$(4.4)	$(3.3)	$—	$(3.3)
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
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 17 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at October 29, 2016, January 30, 2016 and October 31, 2015 were as follows:

	October 29, 2016		January 30, 2016		October 31, 2015
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$393.4	$390.5	$392.8	$405.9	$392.6	$398.5
Securitization facility (Level 2)	599.6	600.0	599.6	600.0	599.1	600.0
Term loan (Level 2)	349.3	353.0	361.3	365.0	368.6	372.5
Capital lease obligations (Level 2)	—	—	0.2	0.2	0.3	0.3
Total	$1,342.3	$1,343.5	$1,353.9	$1,371.1	$1,360.6	$1,371.3

16. Pension plans
Signet operates a defined benefit pension plan in the UK (the “UK Plan”) for participating eligible employees of the UK Jewelry division. The components of net periodic pension benefit for the UK Plan are as follows:

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Components of net periodic pension benefit (cost):
Service cost	$(0.5)	$(0.7)	$(1.5)	$(2.0)
Interest cost	(1.7)	(1.9)	(5.5)	(5.8)
Expected return on UK Plan assets	2.5	2.9	8.0	8.7
Amortization of unrecognized actuarial losses	(0.4)	(0.9)	(1.2)	(2.6)
Amortization of unrecognized net prior service credits	0.5	0.6	1.5	1.7
Net periodic pension benefit	$0.4	$—	$1.3	$—
In the 39 weeks ended October 29, 2016, Signet contributed $2.5 million to the UK Plan and expects to contribute a minimum of $3.5 million at current exchange rates to the UK Plan in Fiscal 2017. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2015.
17. Loans, overdrafts and long-term debt

(in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$398.7	$398.6	$398.6
Securitization facility	600.0	600.0	600.0
Senior unsecured term loan	353.0	365.0	372.5
Revolving credit facility	259.0	—	147.0
Bank overdrafts	11.1	24.4	70.1
Capital lease obligations	—	0.2	0.3
Total debt	$1,621.8	$1,388.2	$1,588.5
Less: Current portion of loans and overdrafts	(288.8)	(57.7)	(248.0)
Less: Unamortized capitalized debt issuance fees(1)	(8.8)	(9.5)	(9.9)
Total long-term debt	$1,324.2	$1,321.0	$1,330.6

(1)	Presentation of capitalized debt issuance costs was revised during the first quarter of Fiscal 2017 upon adoption of ASU 2015-03. See Note 2 for additional information.
Revolving credit facility and term loan (the "Credit Facility")
During the second quarter of Fiscal 2017, Signet amended and restated its Credit Facility agreement to (i) increase the borrowing capacity under the revolving credit facility from $400 million to $700 million and extend the maturity date to July 2021 and (ii) extend the maturity date of the term loan facility to July 2021 and revise the scheduled quarterly principal repayments to align with the July 2021 maturity date. The amendment of the Credit Facility was accounted for as a modification of existing debt in accordance with ASC Topic 470-50, "Debt Modifications and Extinguishments."
In connection with the amendment of the revolving credit facility, incremental fees of $1.4 million were incurred and capitalized. Capitalized fees associated with the amended revolving credit facility as of October 29, 2016 total $2.6 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of October 29, 2016 was $0.7 million (January 30, 2016 and October 31, 2015: $0.4 million and $0.3 million, respectively). Amortization relating to these fees of $0.1 million and $0.3 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 39 weeks ended October 29, 2016, respectively ($0.0 million and $0.2 million for the 13 and 39 weeks ended October 31, 2015, respectively). As of October 29, 2016, January 30, 2016 and October 31, 2015, the Company had stand-by letters of credit outstanding of $14.8 million, $28.8 million and $21.3 million, respectively, that reduce remaining borrowing availability. The revolving credit facility had a weighted average interest rate of 1.68% and 1.18% during the 39 weeks ended October 29, 2016 and October 31, 2015, respectively.

The senior unsecured term loan had an outstanding principal balance of $357.5 million as of the amendment date. Beginning in October 2016, the Company is required to make scheduled quarterly principal payments equal to the amounts per annum of the outstanding principal balance as follows: 5% in the first year, 7.5% in the second year, 10% in the third year, 12.5% in the fourth year and 15% in the fifth year after the initial payment date, with the balance due in July 2021. Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 14, the term loan had a weighted average interest rate of 1.74% and 1.46% during the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. In connection with the amendment of the term loan facility, incremental fees of $0.7 million were incurred and capitalized. Capitalized fees associated with the amended term loan facility as of October 29, 2016 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of October 29, 2016 was $2.5 million (January 30, 2016 and October 31, 2015: $1.8 million and $1.6 million, respectively). Amortization relating to these fees of $0.2 million and $0.7 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 39 weeks ended October 29, 2016, respectively ($0.4 million and $0.8 million for the 13 and 39 weeks ended October 31, 2015, respectively).
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
Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of October 29, 2016 was $1.7 million (January 30, 2016 and October 31, 2015: $1.2 million and $1.0 million, respectively). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to these fees of $0.2 million and $0.5 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 39 weeks ended October 29, 2016, respectively ($0.2 million and $0.5 million for the 13 and 39 weeks ended October 31, 2015, respectively).
Asset-backed securitization facility
The Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”) and issued two-year revolving asset-backed variable funding notes. During the second quarter of Fiscal 2017, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2018 with remaining terms substantially consistent with the existing agreement. The amendment was accounted for as a modification of existing debt in accordance with ASC 470-50. In connection with the amendment of the note purchase agreement, incremental fees of $0.6 million were incurred and capitalized. Capitalized fees associated with the existing and amended asset-backed securitization facility as of October 29, 2016 total $3.4 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of October 29, 2016 was $3.0 million (January 30, 2016 and October 31, 2015: $2.4 million and $1.9 million, respectively). Amortization relating to these fees of $0.1 million and $0.6 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 39 weeks ended October 29, 2016, respectively ($0.3 million and $1.0 million for the 13 and 39 weeks ended October 31, 2015, respectively). The asset-backed securitization facility had a weighted average interest rate of 1.98% and 1.56% during the 39 weeks ended October 29, 2016 and October 31, 2015, respectively.
Other
As of October 29, 2016, January 30, 2016 and October 31, 2015, the Company was in compliance with all debt covenants.

18. Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions and other as follows:

(in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Sterling Jewelers ESP deferred revenue	$710.2	$715.1	$684.7
Zale ESP deferred revenue	155.2	146.1	132.6
Voucher promotions and other	23.4	28.2	21.6
Total deferred revenue	$888.8	$889.4	$838.9

Disclosed as:
Current liabilities	$256.7	$260.3	$241.4
Non-current liabilities	632.1	629.1	597.5
Total deferred revenue	$888.8	$889.4	$838.9
ESP deferred revenue

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Sterling Jewelers ESP deferred revenue, beginning of period	$720.3	$691.4	$715.1	$668.9
Plans sold	52.8	51.8	190.4	180.2
Revenue recognized	(62.9)	(58.5)	(195.3)	(164.4)
Sterling Jewelers ESP deferred revenue, end of period	$710.2	$684.7	$710.2	$684.7

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Zale ESP deferred revenue, beginning of period	$156.2	$132.3	$146.1	$120.3
Plans sold(1)	28.3	26.7	100.8	91.3
Revenue recognized	(29.3)	(26.4)	(91.7)	(79.0)
Zale ESP deferred revenue, end of period	$155.2	$132.6	$155.2	$132.6

(1)	Includes impact of foreign exchange translation.
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

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Warranty reserve, beginning of period	$40.4	$43.1	$41.9	$44.9
Warranty expense	3.7	3.0	9.4	7.9
Utilized(1)	(3.6)	(3.6)	(10.8)	(10.3)
Warranty reserve, end of period	$40.5	$42.5	$40.5	$42.5

(1)	Includes impact of foreign exchange translation.

(in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Disclosed as:
Current liabilities	$12.9	$12.3	$17.8
Non-current liabilities	27.6	29.6	24.7
Total warranty reserve	$40.5	$41.9	$42.5
20. Share-based compensation
Signet recorded share-based compensation expense of $5.2 million and $14.0 million for the 13 and 39 weeks ended October 29, 2016, respectively, related to the Omnibus Plan and Share Saving Plans (13 and 39 weeks ended October 31, 2015: $4.7 million and $11.8 million, respectively).
21. Commitments and contingencies
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants' motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. Claimants’ Motion was denied in an order issued April 27, 2015. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition was filed on March 23, 2015 and SJI’s reply was filed on April 3, 2015. SJI’s motion was heard on May 4, 2015. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit. Claimants filed their opposition on December 2, 2015. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the Southern District’s November 16, 2015 Opinion and Order. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims. SJI filed its opposition on May 12, 2015. Claimants’ reply was filed on May 22, 2015. Claimants’ motion was granted on June 15, 2015. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition was filed on May 1, 2015. Claimants filed their reply on June 5, 2015. The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016. Claimants filed their opposition on April 4, 2016. The arbitrator denied SJI’s Motion on April 5, 2016. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period. Claimants filed their opposition brief on April 11, 2016, SJI filed its reply on April 20, 2016, and oral argument was heard on SJI’s Motion on May 11, 2016. SJI's Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals. SJI’s brief was filed September 13, 2016, and Claimants’ brief is due on December 15, 2016. Claimants filed a Motion For Amended

Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016, and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016. Claimants’ opposition was filed on June 3, 2016. The matter was fully briefed and oral argument was heard on July 22, 2016. The parties await a ruling on the motion. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. At this time, 10,345 current and former employees have submitted consent forms to opt in to the collective action.
Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014, the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The parties fully briefed the appeal and oral argument occurred on May 5, 2015. On September 9, 2015, the United States Court of Appeals for the Second Circuit issued a decision vacating the District Court’s order and remanding the case back to the District Court for further proceedings. SJI filed a Petition for Panel Rehearing and En Banc Review with the United States Court of Appeals for the Second Circuit, which was denied on December 1, 2015. On December 4, 2015, SJI filed in the United States Court of Appeals for the Second Circuit a Motion Of Appellee Sterling Jewelers Inc. For Stay Of Mandate Pending Petition For Writ Of Certiorari. The Motion was granted by the Second Circuit on December 10, 2015. SJI filed a Petition For Writ Of Certiorari in the Supreme Court of the United States on April 29, 2016, which was denied. The case has now been remanded to the Western District of New York.
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

Shareholder Action
On August 25, 2016, Susan Dube filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer, purportedly on behalf of stockholders that acquired the Company’s securities between January 7, 2016, and June 3, 2016, inclusive (Dube v. Signet Jewelers Limited, et al., Civ. No. 16-6728 (S.D.N.Y.)). On August 31, 2016, Lyubomir Spasov filed a putative class action complaint in the United States District Court for the Southern District of New York alleging identical claims against the Company and its Chief Executive Officer and Chief Financial Officer (Spasov v. Signet Jewelers Limited, et al., Civ. No. 16-06861 (S.D.N.Y.)). On September 16, 2016, the two complaints were consolidated under case number 16-CV-6728. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s business and earnings by failing to disclose that the Company was allegedly experiencing difficulty ensuring the safety of customer’s jewelry while in Signet’s custody for repairs, a drop-off in customer confidence, and increased competitive pressures.  Plaintiffs claim that as a result of the alleged misrepresentations, the Company’s share price was artificially inflated.  The action seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  The Company believes that the allegations in the complaints are without merit and cannot estimate a range of potential liability, if any, at this time.
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

Condensed Consolidated Income Statement
For the 13 weeks ended October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,121.8	$64.4	$—	$1,186.2
Cost of sales	—	—	(821.7)	(14.5)	—	(836.2)
Gross margin	—	—	300.1	49.9	—	350.0
Selling, general and administrative expenses	(0.3)	—	(362.0)	(24.2)	—	(386.5)
Other operating income, net	—	—	75.6	(7.0)	—	68.6
Operating (loss) income	(0.3)	—	13.7	18.7	—	32.1
Intra-entity interest income (expense)	—	4.7	(47.8)	43.1	—	—
Interest expense, net	—	(5.0)	(4.5)	(3.2)	—	(12.7)
(Loss) income before income taxes	(0.3)	(0.3)	(38.6)	58.6	—	19.4
Income taxes	—	—	15.1	(17.5)	—	(2.4)
Equity in income of subsidiaries	17.3	—	(51.9)	(23.6)	58.2	—
Net income (loss)	$17.0	$(0.3)	$(75.4)	$17.5	$58.2	$17.0
Dividends on redeemable convertible preferred shares	(2.2)	—	—	—	—	(2.2)
Net income (loss) attributable to common shareholders	$14.8	$(0.3)	$(75.4)	$17.5	$58.2	$14.8

Condensed Consolidated Income Statement
For the 13 weeks ended October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,197.4	$19.0	$—	$1,216.4
Cost of sales	—	—	(844.4)	(4.3)	—	(848.7)
Gross margin	—	—	353.0	14.7	—	367.7
Selling, general and administrative expenses	(0.4)	—	(387.1)	(7.5)	—	(395.0)
Other operating income, net	—	—	61.8	(0.9)	—	60.9
Operating (loss) income	(0.4)	—	27.7	6.3	—	33.6
Intra-entity interest income (expense)	—	4.7	(46.7)	42.0	—	—
Interest expense, net	—	(5.2)	(3.8)	(2.7)	—	(11.7)
(Loss) income before income taxes	(0.4)	(0.5)	(22.8)	45.6	—	21.9
Income taxes	—	0.1	9.3	(16.3)	—	(6.9)
Equity in income of subsidiaries	15.4	—	(30.8)	(11.9)	27.3	—
Net income (loss)	$15.0	$(0.4)	$(44.3)	$17.4	$27.3	$15.0
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$15.0	$(0.4)	$(44.3)	$17.4	$27.3	$15.0

Condensed Consolidated Income Statement
For the 39 weeks ended October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$3,955.0	$183.5	$—	$4,138.5
Cost of sales	—	—	(2,688.0)	(35.2)	—	(2,723.2)
Gross margin	—	—	1,267.0	148.3	—	1,415.3
Selling, general and administrative expenses	(0.9)	—	(1,190.9)	(73.1)	—	(1,264.9)
Other operating income, net	—	—	227.6	(14.0)	—	213.6
Operating (loss) income	(0.9)	—	303.7	61.2	—	364.0
Intra-entity interest income (expense)	—	14.1	(142.2)	128.1	—	—
Interest expense, net	—	(14.8)	(12.1)	(9.5)	—	(36.4)
(Loss) income before income taxes	(0.9)	(0.7)	149.4	179.8	—	327.6
Income taxes	—	0.1	(61.5)	(20.5)	—	(81.9)
Equity in income of subsidiaries	246.6	—	48.8	93.1	(388.5)	—
Net income (loss)	$245.7	$(0.6)	$136.7	$252.4	$(388.5)	$245.7
Dividends on redeemable convertible preferred shares	(2.2)	—	—	—	—	(2.2)
Net income (loss) attributable to common shareholders	$243.5	$(0.6)	$136.7	$252.4	$(388.5)	$243.5

Condensed Consolidated Income Statement
For the 39 weeks ended October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$4,099.7	$57.9	$—	$4,157.6
Cost of sales	—	—	(2,719.6)	(13.6)	—	(2,733.2)
Gross margin	—	—	1,380.1	44.3	—	1,424.4
Selling, general and administrative expenses	(1.6)	—	(1,276.2)	(23.2)	—	(1,301.0)
Other operating income, net	—	—	186.0	1.2	—	187.2
Operating (loss) income	(1.6)	—	289.9	22.3	—	310.6
Intra-entity interest income (expense)	—	14.1	(139.8)	125.7	—	—
Interest expense, net	—	(15.0)	(10.7)	(8.1)	—	(33.8)
(Loss) income before income taxes	(1.6)	(0.9)	139.4	139.9	—	276.8
Income taxes	—	0.2	(65.4)	(15.6)	—	(80.8)
Equity in income of subsidiaries	197.6	—	69.9	92.3	(359.8)	—
Net income (loss)	$196.0	$(0.7)	$143.9	$216.6	$(359.8)	$196.0
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$196.0	$(0.7)	$143.9	$216.6	$(359.8)	$196.0

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$17.0	$(0.3)	$(75.4)	$17.5	$58.2	$17.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(28.9)	—	(32.5)	3.6	28.9	(28.9)
Available-for-sale securities:
Unrealized gain (loss)	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized gain (loss)	1.9	—	1.9	—	(1.9)	1.9
Reclassification adjustment for losses to net income	(0.1)	—	(0.1)	—	0.1	(0.1)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.4	—	0.4	—	(0.4)	0.4
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Total other comprehensive income (loss)	(27.3)	—	(30.7)	3.4	27.3	(27.3)
Total comprehensive income (loss)	$(10.3)	$(0.3)	$(106.1)	$20.9	$85.5	$(10.3)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$15.0	$(0.4)	$(44.3)	$17.4	$27.3	$15.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.2)	—	(6.4)	2.2	4.2	(4.2)
Available-for-sale securities:
Unrealized gain (loss)	(0.1)	—	—	(0.1)	0.1	(0.1)
Cash flow hedges:
Unrealized gain (loss)	1.1	—	1.1	—	(1.1)	1.1
Reclassification adjustment for losses to net income	0.9	—	0.9	—	(0.9)	0.9
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.7	—	0.7	—	(0.7)	0.7
Reclassification adjustment to net income for amortization of net prior service credits	(0.5)	—	(0.5)	—	0.5	(0.5)
Total other comprehensive income (loss)	(2.1)	—	(4.2)	2.1	2.1	(2.1)
Total comprehensive income (loss)	$12.9	$(0.4)	$(48.5)	$19.5	$29.4	$12.9

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 39 weeks ended October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$245.7	$(0.6)	$136.7	$252.4	$(388.5)	$245.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(38.0)	—	(45.2)	7.2	38.0	(38.0)
Available-for-sale securities:
Unrealized gain (loss)	0.2	—	—	0.2	(0.2)	0.2
Cash flow hedges:
Unrealized gain (loss)	8.2	—	8.2	—	(8.2)	8.2
Reclassification adjustment for losses to net income	1.6	—	1.6	—	(1.6)	1.6
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	1.0	—	1.0	—	(1.0)	1.0
Reclassification adjustment to net income for amortization of net prior service credits	(1.2)	—	(1.2)	—	1.2	(1.2)
Total other comprehensive income (loss)	(28.2)	—	(35.6)	7.4	28.2	(28.2)
Total comprehensive income (loss)	$217.5	$(0.6)	$101.1	$259.8	$(360.3)	$217.5

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 39 weeks ended October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$196.0	$(0.7)	$143.9	$216.6	$(359.8)	$196.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.4)	—	(0.4)	(1.0)	1.4	(1.4)
Available-for-sale securities:
Unrealized gain (loss)	(0.4)	—	—	(0.4)	0.4	(0.4)
Cash flow hedges:
Unrealized gain (loss)	(10.3)	—	(10.3)	—	10.3	(10.3)
Reclassification adjustment for losses to net income	2.2	—	2.2	—	(2.2)	2.2
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	2.1	—	2.1	—	(2.1)	2.1
Reclassification adjustment to net income for amortization of net prior service credits	(1.4)	—	(1.4)	—	1.4	(1.4)
Total other comprehensive income (loss)	(9.2)	—	(7.8)	(1.4)	9.2	(9.2)
Total comprehensive income (loss)	$186.8	$(0.7)	$136.1	$215.2	$(350.6)	$186.8

Condensed Consolidated Balance Sheet
October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$55.7	$26.7	$—	$82.7
Accounts receivable, net	—	—	1,581.1	—	—	1,581.1
Intra-entity receivables, net	50.4	—	—	278.9	(329.3)	—
Other receivables	—	—	52.0	22.2	—	74.2
Other current assets	—	—	140.3	6.5	—	146.8
Income taxes	—	0.1	35.6	(14.9)	—	20.8
Inventories	—	—	2,578.3	71.1	—	2,649.4
Total current assets	50.6	0.2	4,443.0	390.5	(329.3)	4,555.0
Non-current assets:
Property, plant and equipment, net	—	—	786.4	4.7	—	791.1
Goodwill	—	—	513.4	3.6	—	517.0
Intangible assets, net	—	—	419.8	—	—	419.8
Investment in subsidiaries	2,812.5	—	586.7	474.4	(3,873.6)	—
Intra-entity receivables, net	—	407.6	—	3,647.4	(4,055.0)	—
Other assets	—	—	126.2	31.3	—	157.5
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	47.1	—	—	47.1
Total assets	$2,863.1	$407.8	$6,922.6	$4,551.9	$(8,257.9)	$6,487.5
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$289.5	$—	$—	$288.8
Accounts payable	—	—	376.4	5.8	—	382.2
Intra-entity payables, net	—	—	329.3	—	(329.3)	—
Accrued expenses and other current liabilities	20.2	7.1	360.1	15.5	—	402.9
Deferred revenue	—	—	256.7	—	—	256.7
Income taxes	—	—	3.9	0.5	—	4.4
Total current liabilities	20.2	6.4	1,615.9	21.8	(329.3)	1,335.0
Non-current liabilities:
Long-term debt	—	394.1	330.1	600.0	—	1,324.2
Intra-entity payables, net	—	—	4,055.0	—	(4,055.0)	—
Other liabilities	—	—	213.7	6.2	—	219.9
Deferred revenue	—	—	632.1	—	—	632.1
Deferred tax liabilities	—	—	133.5	(0.1)	—	133.4
Total liabilities	20.2	400.5	6,980.3	627.9	(4,384.3)	3,644.6
Series A redeemable convertible preferred shares	611.7	—	—	—	—	611.7
Total shareholders’ equity (deficit)	2,231.2	7.3	(57.7)	3,924.0	(3,873.6)	2,231.2
Total liabilities and shareholders’ equity	$2,863.1	$407.8	$6,922.6	$4,551.9	$(8,257.9)	$6,487.5

Condensed Consolidated Balance Sheet
January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.9	$0.1	$102.0	$33.7	$—	$137.7
Accounts receivable, net	—	—	1,753.0	3.4	—	1,756.4
Intra-entity receivables, net	28.7	—	—	380.1	(408.8)	—
Other receivables	—	—	68.8	15.2	—	84.0
Other current assets	0.1	—	144.2	8.3	—	152.6
Income taxes	—	0.2	2.3	1.0	—	3.5
Inventories	—	—	2,372.7	81.2	—	2,453.9
Total current assets	30.7	0.3	4,443.0	522.9	(408.8)	4,588.1
Non-current assets:
Property, plant and equipment, net	—	—	722.3	5.3	—	727.6
Goodwill	—	—	511.9	3.6	—	515.5
Intangible assets, net	—	—	427.8	—	—	427.8
Investment in subsidiaries	3,047.8	—	762.9	600.0	(4,410.7)	—
Intra-entity receivables, net	—	402.6	—	3,467.4	(3,870.0)	—
Other assets	—	—	124.5	30.1	—	154.6
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	51.3	—	—	51.3
Total assets	$3,078.5	$402.9	$7,043.7	$4,629.3	$(8,689.5)	$6,464.9
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$58.4	$—	$—	$57.7
Accounts payable	—	—	260.3	8.8	—	269.1
Intra-entity payables, net	—	—	408.8	—	(408.8)	—
Accrued expenses and other current liabilities	17.8	2.4	467.0	11.1	—	498.3
Deferred revenue	—	—	260.3	—	—	260.3
Income taxes	—	—	68.4	(2.7)	—	65.7
Total current liabilities	17.8	1.7	1,523.2	17.2	(408.8)	1,151.1
Non-current liabilities:
Long-term debt	—	393.5	327.5	600.0	—	1,321.0
Intra-entity payables, net	—	—	3,870.0	—	(3,870.0)	—
Other liabilities	—	—	223.6	6.9	—	230.5
Deferred revenue	—	—	629.1	—	—	629.1
Deferred tax liabilities	—	—	73.0	(0.5)	—	72.5
Total liabilities	17.8	395.2	6,646.4	623.6	(4,278.8)	3,404.2
Series A redeemable convertible preferred shares	—	—	—	—	—	—
Total shareholders’ equity	3,060.7	7.7	397.3	4,005.7	(4,410.7)	3,060.7
Total liabilities and shareholders’ equity	$3,078.5	$402.9	$7,043.7	$4,629.3	$(8,689.5)	$6,464.9

Condensed Consolidated Balance Sheet
October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.1	$0.1	$61.0	$13.0	$—	$77.2
Accounts receivable, net	—	—	1,447.1	4.4	—	1,451.5
Intra-entity receivables, net	61.9	—	—	182.1	(244.0)	—
Other receivables	—	—	45.4	10.0	—	55.4
Other current assets	0.2	—	135.4	5.8	—	141.4
Income taxes	—	—	24.6	—	—	24.6
Inventories	—	—	2,643.1	83.9	—	2,727.0
Total current assets	65.2	0.1	4,356.6	299.2	(244.0)	4,477.1
Non-current assets:
Property, plant and equipment, net	—	—	712.5	5.5	—	718.0
Goodwill	—	—	514.0	3.6	—	517.6
Intangible assets, net	—	—	434.3	—	—	434.3
Investment in subsidiaries	2,797.6	—	532.4	537.1	(3,867.1)	—
Intra-entity receivables, net	—	407.2	—	3,475.0	(3,882.2)	—
Other assets	—	—	108.0	28.4	—	136.4
Deferred tax assets	—	—	1.1	0.7	—	1.8
Retirement benefit asset	—	—	40.7	—	—	40.7
Total assets	$2,862.8	$407.3	$6,699.6	$4,349.5	$(7,993.3)	$6,325.9
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$248.7	$—	$—	$248.0
Accounts payable	—	—	367.4	4.0	—	371.4
Intra-entity payables, net	—	—	244.0	—	(244.0)	—
Accrued expenses and other current liabilities	17.8	7.1	372.8	10.3	—	408.0
Deferred revenue	—	—	241.4	—	—	241.4
Income taxes	—	(0.2)	(14.9)	15.8	—	0.7
Total current liabilities	17.8	6.2	1,459.4	30.1	(244.0)	1,269.5
Non-current liabilities:
Long-term debt	—	393.3	337.3	600.0	—	1,330.6
Intra-entity payables, net	—	—	3,882.2	—	(3,882.2)	—
Other liabilities	—	—	219.5	7.1	—	226.6
Deferred revenue	—	—	597.5	—	—	597.5
Deferred tax liabilities	—	—	56.7	—	—	56.7
Total liabilities	17.8	399.5	6,552.6	637.2	(4,126.2)	3,480.9
Series A redeemable convertible preferred shares	—	—	—	—	—	—
Total shareholders’ equity	2,845.0	7.8	147.0	3,712.3	(3,867.1)	2,845.0
Total liabilities and shareholders’ equity	$2,862.8	$407.3	$6,699.6	$4,349.5	$(7,993.3)	$6,325.9

Condensed Consolidated Statement of Cash Flows
For the 39 weeks ended October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$558.7	$4.9	$385.1	$391.4	$(979.2)	$360.9
Investing activities
Purchase of property, plant and equipment	—	—	(195.6)	—	—	(195.6)
Investment in subsidiaries	(91.0)	—	—	—	91.0	—
Purchase of available-for-sale securities	—	—	—	(10.4)	—	(10.4)
Proceeds from available-for-sale securities	—	—	—	10.0	—	10.0
Net cash used in investing activities	(91.0)	—	(195.6)	(0.4)	91.0	(196.0)
Financing activities
Dividends paid on common shares	(57.5)	—	—	—	—	(57.5)
Intra-entity dividends paid	—	—	(650.0)	(329.2)	979.2	—
Proceeds from issuance of common shares	0.4	—	91.0	—	(91.0)	0.4
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	611.6	—	—	—	—	611.6
Excess tax benefit from exercise of share awards	—	—	1.3	—	—	1.3
Repayments of term loan	—	—	(12.0)	—	—	(12.0)
Proceeds from securitization facility	—	—	—	1,837.1	—	1,837.1
Repayment of securitization facility	—	—	—	(1,837.1)	—	(1,837.1)
Proceeds from revolving credit facility	—	—	598.0	—	—	598.0
Repayments of revolving credit facility	—	—	(339.0)	—	—	(339.0)
Payment of debt issuance costs	—	—	(2.1)	(0.6)	—	(2.7)
Repurchase of common shares	(1,000.0)	—	—	—	—	(1,000.0)
Net settlement of equity based awards	(4.8)	—	—	—	—	(4.8)
Capital lease payments	—	—	(0.2)	—	—	(0.2)
Proceeds from (repayment of) short-term borrowings	—	—	(13.3)	—	—	(13.3)
Intra-entity activity, net	(19.1)	(4.9)	91.6	(67.6)	—	—
Net cash (used in) provided by financing activities	(469.4)	(4.9)	(234.7)	(397.4)	888.2	(218.2)
Cash and cash equivalents at beginning of period	1.9	0.1	102.0	33.7	—	137.7
Increase (decrease) in cash and cash equivalents	(1.7)	—	(45.2)	(6.4)	—	(53.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.1)	(0.6)	—	(1.7)
Cash and cash equivalents at end of period	$0.2	$0.1	$55.7	$26.7	$—	$82.7

Condensed Consolidated Statement of Cash Flows
For the 39 weeks ended October 31, 2015
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$98.4	$4.6	$(12.8)	$98.5	$(100.0)	$88.7
Investing activities
Purchase of property, plant and equipment	—	—	(170.3)	(0.5)	—	(170.8)
Investment in subsidiaries	—	—	—	—	—	—
Purchase of available-for-sale securities	—	—	—	(3.8)	—	(3.8)
Proceeds from available-for-sale securities	—	—	—	3.6	—	3.6
Net cash used in investing activities	—	—	(170.3)	(0.7)	—	(171.0)
Financing activities
Dividends paid on common shares	(49.6)	—	—	—	—	(49.6)
Dividends paid on redeemable convertible preferred shares	—	—	—	—	—	—
Intra-entity dividends paid	—	—	(100.0)	—	100.0	—
Proceeds from issuance of common shares	3.3	—	—	—	—	3.3
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	—	—	—	—	—	—
Excess tax benefit from exercise of share awards	—	—	5.1	—	—	5.1
Repayments of term loan	—	—	(17.5)	—	—	(17.5)
Proceeds from securitization facility	—	—	—	1,738.9	—	1,738.9
Repayment of securitization facility	—	—	—	(1,738.9)	—	(1,738.9)
Proceeds from revolving credit facility	—	—	177.0	—	—	177.0
Repayments of revolving credit facility	—	—	(30.0)	—	—	(30.0)
Repurchase of common shares	(111.9)	—	—	—	—	(111.9)
Net settlement of equity based awards	(8.3)	—	—	—	—	(8.3)
Capital lease payments	—	—	(0.8)	—	—	(0.8)
Proceeds from (repayment of) short-term borrowings	—	—	(1.5)	—	—	(1.5)
Intra-entity activity, net	69.1	(4.6)	45.2	(109.7)	—	—
Net cash (used in) provided by financing activities	(97.4)	(4.6)	77.5	(109.7)	100.0	(34.2)
Cash and cash equivalents at beginning of period	2.1	0.1	166.5	24.9	—	193.6
Increase (decrease) in cash and cash equivalents	1.0	—	(105.6)	(11.9)	—	(116.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	—	0.1
Cash and cash equivalents at end of period	$3.1	$0.1	$61.0	$13.0	$—	$77.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, regulatory changes following the United Kingdom's announcement to exit from the European Union, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet's credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, and our ability to successfully integrate Zale Corporation's operations and to realize synergies from the transaction.
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
The Company manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment. It operated 1,573 stores in all 50 states at October 29, 2016. Its stores operate nationally in malls and off-mall locations principally as Kay Jewelers (“Kay”), Kay Jewelers Outlet, Jared The Galleria Of Jewelry (“Jared”) and Jared Vault. The division also operates a variety of mall-based regional brands.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 981 jewelry stores at October 29, 2016, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 states, and the Canada store brand Peoples Jewellers, which operates in nine provinces. The division also operates regional brands Gordon’s Jewelers and Mappins.

◦	Piercing Pagoda, which operated 605 mall-based kiosks at October 29, 2016, is located in shopping malls in the US and Puerto Rico.

•
The UK Jewelry division is one reportable segment. It operated 509 stores at October 29, 2016. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.

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

Transactions Affecting Comparability of Results of Operations and Liquidity and Capital Resources
The comparability of the Company’s operating results for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015 presented herein has been affected by certain transactions, including:

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

(in millions, except per share amounts)	13 weeks ended		Change %	Impact of exchange rate movement	13 weeks ended August 1, 2015 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
Sales by segments:	October 29, 2016	October 31, 2015
Sterling Jewelers	$712.5	$733.5	(2.9)%	$—	$733.5	(2.9)%
Zale Jewelry	282.4	281.9	0.2%	0.6	282.5	—%
Piercing Pagoda	53.4	48.0	11.3%	—	48.0	11.3%
UK Jewelry	130.3	149.4	(12.8)%	(24.4)	125.0	4.2%
Other	7.6	3.6	111.1%	—	3.6	111.1%
Total sales	1,186.2	1,216.4	(2.5)%	(23.8)	1,192.6	(0.5)%
Cost of sales	(836.2)	(848.7)	1.5%	17.7	(831.0)	(0.6)%
Gross margin	350.0	367.7	(4.8)%	(6.1)	361.6	(3.2)%
Selling, general and administrative expenses	(386.5)	(395.0)	2.2%	6.3	(388.7)	0.6%
Other operating income, net	68.6	60.9	12.6%	(0.1)	60.8	12.8%
Operating income by segment:
Sterling Jewelers	78.6	77.2	1.8%	—	77.2	1.8%
Zale Jewelry(1)	(19.3)	(18.3)	(5.5)%	(0.1)	(18.4)	(4.9)%
Piercing Pagoda(2)	(5.4)	(6.0)	10.0%	—	(6.0)	10.0%
UK Jewelry	—	—	—%	—	—	—%
Other(3)	(21.8)	(19.3)	(13.0)%	0.2	(19.1)	(14.1)%
Total operating income	32.1	33.6	(4.5)%	0.1	33.7	(4.7)%
Interest expense, net	(12.7)	(11.7)	(8.5)%	—	(11.7)	(8.5)%
Income before income taxes	19.4	21.9	(11.4)%	0.1	22.0	(11.8)%
Income taxes	(2.4)	(6.9)	65.2%	—	(6.9)	65.2%
Net income	$17.0	$15.0	13.3%	$0.1	$15.1	12.6%
Dividends on redeemable convertible preferred shares	(2.2)	—	nm	—	—	nm
Net income attributable to common shareholders	$14.8	$15.0	(1.3)%	$0.1	$15.1	(2.0)%
Basic earnings per share	$0.20	$0.19	5.3%	$—	$0.19	5.3%
Diluted earnings per share	$0.20	$0.19	5.3%	$—	$0.19	5.3%

(1)	Zale Jewelry includes net operating loss impact of $3.7 million and $3.6 million for purchase accounting adjustments in the 13 weeks ended October 29, 2016 and October 31, 2015, respectively.

(2)	Piercing Pagoda includes net operating loss impact of $0.1 million and $0.1 million for purchase accounting adjustments in the 13 weeks ended October 29, 2016 and October 31, 2015, respectively.

(3)
Other includes $7.9 million for the 13 weeks ended October 29, 2016 of integration costs for consulting expenses associated with information technology ("IT") implementations. Other includes $9.8 million for the 13 weeks ended October 31, 2015 of transaction and integration expenses associated with advisor fees for legal, tax, accounting and consulting services.

nm	Not meaningful.

(in millions, except per share amounts)	39 weeks ended		Change %	Impact of exchange rate movement	39 weeks ended October 31, 2015 at constant exchange rates (non-GAAP)	Change at constant exchange rates (non-GAAP) %
Sales by segments:	October 29, 2016	October 31, 2015
Sterling Jewelers	$2,532.3	$2,536.2	(0.2)%	$—	$2,536.2	(0.2)%
Zale Jewelry	994.8	991.2	0.4%	(5.1)	986.1	0.9%
Piercing Pagoda	179.4	165.1	8.7%	—	165.1	8.7%
UK Jewelry	419.5	455.0	(7.8)%	(49.2)	405.8	3.4%
Other	12.5	10.1	23.8%	—	10.1	23.8%
Total sales	4,138.5	4,157.6	(0.5)%	(54.3)	4,103.3	0.9%
Cost of sales	(2,723.2)	(2,733.2)	0.4%	40.0	(2,693.2)	(1.1)%
Gross margin	1,415.3	1,424.4	(0.6)%	(14.3)	1,410.1	0.4%
Selling, general and administrative expenses	(1,264.9)	(1,301.0)	2.8%	14.2	(1,286.8)	1.7%
Other operating income, net	213.6	187.2	14.1%	—	187.2	14.1%
Operating income by segment:
Sterling Jewelers	417.8	413.2	1.1%	—	413.2	1.1%
Zale Jewelry(1)	(0.5)	(9.9)	94.9%	0.1	(9.8)	94.9%
Piercing Pagoda(2)	2.2	(1.0)	nm	—	(1.0)	nm
UK Jewelry	3.0	3.7	(18.9)%	(0.6)	3.1	(3.2)%
Other(3)	(58.5)	(95.4)	38.7%	0.4	(95.0)	38.4%
Total operating income	364.0	310.6	17.2%	(0.1)	310.5	17.2%
Interest expense, net	(36.4)	(33.8)	(7.7)%	—	(33.8)	(7.7)%
Income before income taxes	327.6	276.8	18.4%	(0.1)	276.7	18.4%
Income taxes	(81.9)	(80.8)	(1.4)%	—	(80.8)	(1.4)%
Net income	$245.7	$196.0	25.4%	$(0.1)	$195.9	25.4%
Dividends on redeemable convertible preferred shares	(2.2)	—	nm	—	—	nm
Net income attributable to common shareholders	$243.5	$196.0	24.2%	$(0.1)	$195.9	24.3%
Basic earnings per share	$3.19	$2.46	29.7%	$—	$2.46	29.7%
Diluted earnings per share	$3.18	$2.45	29.8%	$—	$2.45	29.8%

(1)	Zale Jewelry includes net operating loss impact of $13.2 million and $17.1 million for purchase accounting adjustments in the 39 weeks ended October 29, 2016 and October 31, 2015, respectively.

(2)	Piercing Pagoda includes net operating loss impact of $0.3 million and $3.1 million for purchase accounting adjustments in the 39 weeks ended October 29, 2016 and October 31, 2015, respectively.

(3)
Other includes $18.5 million for the 39 weeks ended October 29, 2016 of integration costs for consulting expenses associated with IT implementations and severance related to organizational changes. Other includes $59.8 million for the 39 weeks ended October 31, 2015 of transaction and integration expenses, which are primarily attributed to the legal settlement over appraisal rights and consulting services.

nm	Not meaningful.

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
(a) Third Quarter Fiscal 2017 operating data reflecting the impact of integration costs and accounting adjustments

Third quarter of Fiscal 2017

(in millions)	Signet consolidated, as reported		Accounting adjustments(1)	Integration costs(2)	Adjusted Signet
Sales	$1,186.2	100.0%	$(3.0)	$—	$1,189.2	100.0%
Cost of sales	(836.2)	(70.5)%	0.5	—	(836.7)	(70.4)%
Gross margin	350.0	29.5%	(2.5)	—	352.5	29.6%
Selling, general and administrative expenses	(386.5)	(32.6)%	(1.3)	(7.9)	(377.3)	(31.7)%
Other operating income, net	68.6	5.8%	—	—	68.6	5.8%
Operating income	32.1	2.7%	(3.8)	(7.9)	43.8	3.7%
Interest expense, net	(12.7)	(1.1)%	—	—	(12.7)	(1.1)%
Income before income taxes	19.4	1.6%	(3.8)	(7.9)	31.1	2.6%
Income taxes	(2.4)	(0.2)%	1.4	3.0	(6.8)	(0.6)%
Net income	17.0	1.4%	(2.4)	(4.9)	24.3	2.0%
Dividends on redeemable convertible preferred shares	(2.2)	nm	—	—	(2.2)	nm
Net income attributable to common shareholders	$14.8	1.2%	$(2.4)	$(4.9)	$22.1	1.9%
Earnings per share – diluted	$0.20		$(0.03)	$(0.07)	$0.30

(1)	Includes the impact of all acquisition accounting adjustments recognized in conjunction with the Acquisition in Fiscal 2015.

(2)	Integration costs are consulting expenses associated with IT implementations. These costs are included within Signet’s Other segment.

nm	Not meaningful.

Year to date Fiscal 2017

(in millions)	Signet consolidated, as reported		Accounting adjustments(1)	Integration costs(2)	Adjusted Signet
Sales	$4,138.5	100.0%	$(10.7)	$—	$4,149.2	100.0%
Cost of sales	(2,723.2)	(65.8)%	1.1	—	(2,724.3)	(65.7)%
Gross margin	1,415.3	34.2%	(9.6)	—	1,424.9	34.3%
Selling, general and administrative expenses	(1,264.9)	(30.6)%	(3.9)	(18.5)	(1,242.5)	(29.9)%
Other operating income, net	213.6	5.2%	—	—	213.6	5.1%
Operating income	364.0	8.8%	(13.5)	(18.5)	396.0	9.5%
Interest expense, net	(36.4)	(0.9)%	—	—	(36.4)	(0.8)%
Income before income taxes	327.6	7.9%	(13.5)	(18.5)	359.6	8.7%
Income taxes	(81.9)	(2.0)%	5.1	7.0	(94.0)	(2.3)%
Net income	245.7	5.9%	(8.4)	(11.5)	265.6	6.4%
Dividends on redeemable convertible preferred shares	(2.2)	nm	—	—	(2.2)	nm
Net income attributable to common shareholders	$243.5	5.9%	$(8.4)	$(11.5)	$263.4	6.3%
Earnings per share – diluted	$3.18		$(0.11)	$(0.15)	$3.44

(1)	Includes the impact of all acquisition accounting adjustments recognized in conjunction with the Acquisition in Fiscal 2015.

(2)	Integration costs are consulting expenses associated with IT implementations and severance related to organizational changes. These costs are included within Signet’s Other segment.

nm	Not meaningful.

(b) Third Quarter Fiscal 2016 operating data reflecting the impact of acquisition-related costs and accounting adjustments

Third quarter of Fiscal 2016

(in millions)	Signet consolidated, as reported		Accounting adjustments(1)	Transaction/ Integration costs(2)	Adjusted Signet
Sales	$1,216.4	100.0%	$(6.2)	$—	$1,222.6	100.0%
Cost of sales	(848.7)	(69.8)%	0.1	—	(848.8)	(69.4)%
Gross margin	367.7	30.2%	(6.1)	—	373.8	30.6%
Selling, general and administrative expenses	(395.0)	(32.4)%	2.4	(9.8)	(387.6)	(31.7)%
Other operating income, net	60.9	5.0%	—	—	60.9	5.0%
Operating income	33.6	2.8%	(3.7)	(9.8)	47.1	3.9%
Interest expense, net	(11.7)	(1.0)%	—	—	(11.7)	(1.0)%
Income before income taxes	21.9	1.8%	(3.7)	(9.8)	35.4	2.9%
Income taxes	(6.9)	(0.6)%	1.7	1.0	(9.6)	(0.8)%
Net income	15.0	1.2%	(2.0)	(8.8)	25.8	2.1%
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income attributable to common shareholders	$15.0	1.2%	$(2.0)	$(8.8)	$25.8	2.1%
Earnings per share – diluted	$0.19		$(0.03)	$(0.11)	$0.33

(1)	Includes the impact of all acquisition accounting adjustments recognized in conjunction with the Acquisition in Fiscal 2015.

(2)	Transaction and integration costs are primarily attributed to expenses associated with legal, tax, accounting and consulting services. These costs are included within Signet’s Other segment.

Year to date Fiscal 2016

(in millions)	Signet consolidated, as reported		Accounting adjustments(1)	Transaction/Integration costs(2)	Adjusted Signet
Sales	$4,157.6	100.0%	$(22.0)	$—	$4,179.6	100.0%
Cost of sales	(2,733.2)	(65.7)%	(8.9)	—	(2,724.3)	(65.2)%
Gross margin	1,424.4	34.3%	(30.9)	—	1,455.3	34.8%
Selling, general and administrative expenses	(1,301.0)	(31.3)%	10.7	(59.8)	(1,251.9)	(30.0)%
Other operating income, net	187.2	4.5%	—	—	187.2	4.5%
Operating income	310.6	7.5%	(20.2)	(59.8)	390.6	9.3%
Interest expense, net	(33.8)	(0.8)%	—	—	(33.8)	(0.8)%
Income before income taxes	276.8	6.7%	(20.2)	(59.8)	356.8	8.5%
Income taxes	(80.8)	(2.0)%	7.5	9.9	(98.2)	(2.3)%
Net income	$196.0	4.7%	$(12.7)	$(49.9)	$258.6	6.2%
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income attributable to common shareholders	$196.0	4.7%	$(12.7)	$(49.9)	$258.6	6.2%
Earnings per share – diluted	$2.45		$(0.16)	$(0.63)	$3.24

(1)	Includes the impact of all acquisition accounting adjustments recognized in conjunction with the Acquisition in Fiscal 2015.

(2)
Transaction and integration costs are primarily attributed to the legal settlement over appraisal rights and expenses associated with legal, tax, accounting and consulting services. These costs are included within Signet’s Other segment.

3. Net cash (debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Cash and cash equivalents	$82.7	$137.7	$77.2
Loans and overdrafts	(288.8)	(57.7)	(248.0)
Long-term debt	(1,324.2)	(1,321.0)	(1,330.6)
Net debt	$(1,530.3)	$(1,241.0)	$(1,501.4)
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

	39 weeks ended
(in millions)	October 29, 2016	October 31, 2015
Net cash provided by operating activities	$360.9	$88.7
Purchase of property, plant and equipment	(195.6)	(170.8)
Free cash flow	$165.3	$(82.1)

5.	Earnings before interest, income taxes, depreciation and amortization ("EBITDA") and EBITDA adjusted for acquisition accounting adjustments ("Adjusted EBITDA")
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

	39 weeks ended
(in millions)	October 29, 2016	October 31, 2015
Operating income	$364.0	$310.6
Depreciation and amortization on property, plant and equipment(1)	128.4	119.1
Amortization of definite-lived intangibles(1)(2)	10.4	10.4
Amortization of unfavorable leases and contracts(2)	(14.9)	(24.6)
EBITDA	487.9	415.5
Other non-cash accounting adjustments(2)	18.0	34.4
Adjusted EBITDA	$505.9	$449.9

(1)
Total amount of depreciation and amortization reflected on the condensed consolidated statement of cash flows for the 39 weeks ended October 29, 2016 and October 31, 2015 equals $138.8 million and $129.5 million, respectively, which includes $10.4 million in each respective period related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.

(2)
Total net operating loss relating to Acquisition accounting adjustments is $13.5 million and $20.2 million for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively, as reflected in the non-GAAP table above.

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
Third Quarter Highlights

•	Same store sales: down 2.0%. Total sales: $1,186.2 million, down 2.5%. Total sales at constant exchange rates(1) down 0.5%.

•	Operating income: $32.1 million, down $1.5 million or 4.5%. Adjusted(1) operating income: $43.8 million, down 7.0% compared to $47.1 million in the third quarter Fiscal 2016.

•	Operating margin: down 10 basis points to 2.7%. Adjusted(1) operating margin: down 20 basis points to 3.7%.

•
Diluted earnings per share: $0.20, up $0.01 compared to $0.19 in the third quarter Fiscal 2016. Adjusted(1) diluted earnings per share: $0.30, down 9.1% compared to $0.33 in the third quarter Fiscal 2016.

Year to Date Highlights

•	Same store sales: down 0.4%. Total sales: $4,138.5 million, down 0.5%. Total sales at constant exchange rates(1) up 0.9%.

•	Operating income: $364.0 million, up $53.4 million or 17.2%. Adjusted(1) operating income: $396 million, up 1.4% compared to $390.6 million in the prior year comparable period.

•	Operating margin: up 130 basis points to 8.8%. Adjusted(1) operating margin: up 20 basis points to 9.5%.

•	Diluted earnings per share: $3.18, up $0.73 or 29.8%. Adjusted(1) diluted earnings per share: $3.44, up 6.2% compared to $3.24 in the prior year comparable period.

(1)	Non-GAAP measure.

	Third Quarter				Year to Date
	Fiscal 2017		Fiscal 2016		Fiscal 2017		Fiscal 2016
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,186.2	100.0%	$1,216.4	100.0%	$4,138.5	100.0%	$4,157.6	100.0%
Cost of sales	(836.2)	(70.5)	(848.7)	(69.8)	(2,723.2)	(65.8)	(2,733.2)	(65.7)
Gross margin	350.0	29.5	367.7	30.2	1,415.3	34.2	1,424.4	34.3
Selling, general and administrative expenses	(386.5)	(32.6)	(395.0)	(32.4)	(1,264.9)	(30.6)	(1,301.0)	(31.3)
Other operating income, net	68.6	5.8	60.9	5.0	213.6	5.2	187.2	4.5
Operating income	32.1	2.7	33.6	2.8	364.0	8.8	310.6	7.5
Interest expense, net	(12.7)	(1.1)	(11.7)	(1.0)	(36.4)	(0.9)	(33.8)	(0.8)
Income before income taxes	19.4	1.6	21.9	1.8	327.6	7.9	276.8	6.7
Income taxes	(2.4)	(0.2)	(6.9)	(0.6)	(81.9)	(2.0)	(80.8)	(2.0)
Net income	17.0	1.4%	15.0	1.2%	$245.7	5.9%	$196.0	4.7%
Dividends on redeemable convertible preferred shares	(2.2)	nm	—	—	(2.2)	nm	—	—
Net income attributable to common shareholders	$14.8	1.2%	$15.0	1.2%	$243.5	5.9%	$196.0	4.7%

nm	Not meaningful.

Third quarter sales
In the third quarter, Signet’s same store sales decreased 2.0%, compared to an increase of 3.3% in the prior year third quarter, and total sales decreased 2.5% to $1,186.2 million compared to $1,216.4 million in the prior year third quarter. Total sales at constant exchange rates decreased 0.5%. The sales declines were due to under performance in select stores (e.g. regionals, Jared); energy dependent regions which reduced same store sales by approximately 80 basis points; and declines in select collections such as Charmed Memories and watches. This was partially offset by better performance in fashion jewelry and select bridal. eCommerce sales in the third quarter were $51.6 million, or 4.4% of sales, compared to $50.5 million, or 4.2% of sales, in the prior year third quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Third quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(3.8)%	0.9%	(2.9)%	—%	(2.9)%	$712.5
Zale Jewelry	(1.4)%	1.4%	—%	0.2%	0.2%	$282.4
Piercing Pagoda	9.5%	1.8%	11.3%	—%	11.3%	$53.4
Zale division	0.2%	1.4%	1.6%	0.2%	1.8%	$335.8
UK Jewelry division	3.6%	0.6%	4.2%	(17.0)%	(12.8)%	$130.3
Other(4)	—%	111.1%	111.1%	—%	111.1%	$7.6
Signet	(2.0)%	1.5%	(0.5)%	(2.0)%	(2.5)%	$1,186.2
Adjusted Signet(3)						$1,189.2

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

(4)	Includes sales from Signet's diamond sourcing initiative.
Sterling Jewelers sales
The Sterling Jewelers division's total sales were $712.5 million compared to $733.5 million in the prior year third quarter, down 2.9%. Same store sales decreased 3.8% compared to an increase of 3.5% in the prior year third quarter. Sales weakness was more pronounced in the non-core regional store brands as well as Jared, to a lesser extent, particularly in energy-dependent regional economies across all store banners. Sales were relatively stronger in several fashion and diamond jewelry collections as compared to higher-priced bridal jewelry which drove an average merchandise transaction value ("ATV") increase of 2.9%. The number of transactions decreased 7.7% due primarily to sales declines in relatively lower-priced, higher-transaction collections such as Charmed Memories and Open Hearts.
Kay ATV increased 5.5% due principally to better sales of select branded diamond jewelry. Transactions decreased 8.9% due primarily to sales declines in relatively lower-priced, higher-transaction collections such as Charmed Memories and Open Hearts. Jared ATV decreased 3.0% due to lower sales of higher-priced bridal and higher sales of low-priced beads and charms. Transactions decreased 3.1% due primarily to lower sales of non-branded categories, including bridal, as well as watches.

	Change from previous year
Third quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	(2.9)%	1.5%	(1.4)%	$456.5
Jared(3)	(4.6)%	2.1%	(2.5)%	226.6
Regional brands	(10.5)%	(12.3)%	(22.8)%	29.4
Sterling Jewelers division	(3.8)%	0.9%	(2.9)%	$712.5

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third quarter	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Kay	$541	$513	5.5%	4.7%	(8.9)%	1.1%
Jared	$672	$693	(3.0)%	1.2%	(3.1)%	(4.9)%
Regional brands	$521	$503	3.6%	0.8%	(14.3)%	(1.6)%
Sterling Jewelers division	$576	$560	2.9%	3.0%	(7.7)%	(0.6)%
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

Zale sales
In the third quarter, the Zale division's total sales increased 1.8% to $335.8 million compared to $329.9 million in the prior year third quarter and increased 1.6% at constant exchange rates. Same store sales increased 0.2% compared to an increase of 2.6% in the prior year third quarter. Zale Jewelry's same store sales decreased 1.4% compared to an increase of 1.5% in the prior year third quarter. The ATV increased 3.5% driven by higher sales of select diamond jewelry collections. The number of transactions decreased 4.2% due primarily to lower sales in the Persona beads collection which tends to be highly transactional. Piercing Pagoda's same store sales increased 9.5% compared to 10.0% in the prior year third quarter. The ATV increased 14.6% while the number of transactions decreased 4.3%. The higher sales and ATV were driven principally by strong sales of gold chains and diamond jewelry. Transactions declined primarily due to lower price point body jewelry items and white metals.

	Change from previous year
Third quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	(1.0)%	3.2%	2.2%	—%	2.2%	$225.3
Gordon’s	(11.6)%	(17.9)%	(29.5)%	—%	(29.5)%	$9.8
Zale US Jewelry	(1.5)%	1.8%	0.3%	—%	0.3%	$235.1
Peoples	(1.0)%	0.5%	(0.5)%	1.2%	0.7%	$41.2
Mappins	—%	(9.0)%	(9.0)%	1.4%	(7.6)%	$6.1
Zale Canada Jewelry	(0.9)%	(0.8)%	(1.7)%	1.3%	(0.4)%	$47.3
Total Zale Jewelry	(1.4)%	1.4%	—%	0.2%	0.2%	$282.4
Piercing Pagoda	9.5%	1.8%	11.3%	—%	11.3%	$53.4
Zale division(4)	0.2%	1.4%	1.6%	0.2%	1.8%	$335.8

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

(4)	The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Third quarter	Fiscal 2017		Fiscal 2016		Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Zales		$521		$506	3.0%	(3.3)%	(3.2)%	5.2%
Gordon’s		$495		$488	1.4%	(6.4)%	(12.3)%	(5.8)%
Peoples(3)	C$	456	C$	432	5.6%	3.4%	(6.5)%	(1.6)%
Mappins(3)	C$	382	C$	382	—%	1.1%	(0.8)%	(2.4)%
Total Zale Jewelry		$476		$460	3.5%	(1.9)%	(4.2)%	2.9%
Piercing Pagoda		$55		$48	14.6%	11.6%	(4.3)%	(0.1)%
Zale division		$211		$200	5.5%	1.0%	(4.2)%	1.0%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

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

UK Jewelry sales
In the third quarter, the UK Jewelry division’s total sales decreased 12.8% to $130.3 million compared to $149.4 million in the prior year third quarter and increased 4.2% at constant exchange rates. Same store sales increased 3.6% compared to an increase of 4.1% in the prior year third quarter. The increases in same store sales and total sales at constant exchange rates were due primarily to strong performance in diamond jewelry and prestige watches.
In H.Samuel, the ATV increased 1.3% due to lower sales of lower-priced categories such as beads and gifts; as well as higher sales of select branded bridal. The number of transactions decreased 1.7% primarily due to lower sales of beads, gifts and fashion watches. In Ernest Jones, the ATV increased 17.1% due to greater sales of higher-priced branded diamond jewelry collections and prestige watches. The number of transactions decreased 9.4% due to lower sales of fashion watches and beads.

	Change from previous year
Third quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	1.5%	0.6%	2.1%	(16.7)%	(14.6)%	$62.8
Ernest Jones	5.7%	0.6%	6.3%	(17.4)%	(11.1)%	$67.5
UK Jewelry division	3.6%	0.6%	4.2%	(17.0)%	(12.8)%	$130.3

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third quarter	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
H.Samuel	£78	£77	1.3%	—%	(1.7)%	2.7%
Ernest Jones	£356	£304	17.1%	6.4%	(9.4)%	0.8%
UK Jewelry division	£132	£124	6.5%	3.4%	(3.3)%	2.3%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

Year to date sales
In the year to date results, Signet’s same store sales decreased 0.4%, compared to an increase of 3.7% in the prior year, and total sales decreased 0.5% to $4,138.5 million compared to $4,157.6 million in the prior year. Total sales at constant exchange rates increased 0.9%. The decline in same store and total sales was driven by under performance in Jared as well as broad-based merchandise category declines particularly in energy dependent regions. eCommerce sales in the year to date period were $201.3 million, or 4.9% of sales, compared to $193.3 million, or 4.6% of sales, in the prior year. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Year to date Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(1.3)%	1.1%	(0.2)%	—%	(0.2)%	$2,532.3
Zale Jewelry	(0.7)%	1.6%	0.9%	(0.5)%	0.4%	$994.8
Piercing Pagoda	7.0%	1.7%	8.7%	—%	8.7%	$179.4
Zale division	0.5%	1.5%	2.0%	(0.5)%	1.5%	$1,174.2
UK Jewelry division	2.5%	0.9%	3.4%	(11.2)%	(7.8)%	$419.5
Other(4)	—%	23.8%	23.8%	—%	23.8%	$12.5
Signet	(0.4)%	1.3%	0.9%	(1.4)%	(0.5)%	$4,138.5
Adjusted Signet(3)						$4,149.2

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

(4)	Includes sales from Signet's diamond sourcing initiative.

Sterling Jewelers sales
The Sterling Jewelers division's total sales were $2,532.3 million compared to $2,536.2 million in the prior year, down 0.2%. Same store sales decreased 1.3% compared to an increase of 3.0% in the prior year. Sterling Jewelers division sales decrease was driven by Jared and regional brands virtually offset by Kay brand performance. Sales increases in the Ever Us collection as well as in select bridal bands, bracelets and earrings were offset by lower sales in other jewelry collections, watches, and beads. Sterling Jewelers' ATV increased 2.9% while the number of transactions decreased 5.5% due to merchandise mix. In Kay, the ATV increased 6.5% due to growth in higher-priced collections such as Ever Us as well as the growth of Vera Wang, coupled with a decline in sales of lower-priced, higher-volume merchandise such as beads. The number of transactions decreased 6.8% primarily due to a decline in lower-priced, higher-volume merchandise including Charmed Memories. In Jared, the ATV decreased 5.3%, due to lower sales of higher-priced bridal and diamond jewelry collections. The number of transactions declined 1.1% due to broad based merchandise category declines.

	Change from previous year
Year to date Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	0.7%	1.5%	2.2%	$1,624.5
Jared(3)	(4.6)%	2.6%	(2.0)%	$796.9
Regional brands	(6.0)%	(10.8)%	(16.8)%	$110.9
Sterling Jewelers division	(1.3)%	1.1%	(0.2)%	$2,532.3

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2017	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Kay	$477	$448	6.5%	5.4%	(6.8)%	(1.5)%
Jared	$573	$605	(5.3)%	2.2%	(1.1)%	(3.0)%
Regional brands	$467	$447	4.5%	2.5%	(11.3)%	(4.1)%
Sterling Jewelers division	$504	$490	2.9%	4.3%	(5.5)%	(2.0)%
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

Zale sales
In the year to date results, the Zale division's total sales increased 1.5% to $1,174.2 million compared to $1,156.3 million in the prior year and increased 2.0% at constant exchange rates. Same store sales increased 0.5% in the current year compared to 4.8% in the prior year. Zale Jewelry's same store sales decreased 0.7% compared to an increase of 4.3% in the prior year. The ATV increased 3.7%, while the number of transactions decreased 3.8% principally due to higher sales of select diamond jewelry collections offset by a decline in sales of lower-priced, higher-volume merchandise. Piercing Pagoda's same store sales increased 7.0% compared to 8.0% in the prior year. The ATV increased 14.3% driven by strong sales of gold chains and diamond jewelry, and the number of transactions decreased 6.4% due to a decline in piercings and body jewelry sales.

	Change from previous year
Year to date Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	0.4%	2.8%	3.2%	—%	3.2%	$804.9
Gordon’s	(11.7)%	(12.4)%	(24.1)%	—%	(24.1)%	$39.0
Zale US Jewelry	(0.2)%	1.7%	1.5%	—%	1.5%	$843.9
Peoples	(2.7)%	1.4%	(1.3)%	(3.1)%	(4.4)%	$131.7
Mappins	(4.4)%	(5.9)%	(10.3)%	(3.2)%	(13.5)%	$19.2
Zale Canada Jewelry	(2.9)%	0.3%	(2.6)%	(3.1)%	(5.7)%	$150.9
Total Zale Jewelry	(0.7)%	1.6%	0.9%	(0.5)%	0.4%	$994.8
Piercing Pagoda	7.0%	1.7%	8.7%	—%	8.7%	$179.4
Zale division(4)	0.5%	1.5%	2.0%	(0.5)%	1.5%	$1,174.2

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

(4)	The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

	Average Merchandise Transaction Value(1)(2)					Merchandise Transactions
	Average Value				Change from previous year	Change from previous year
Year to date Fiscal 2017	Fiscal 2017		Fiscal 2016		Fiscal 2017	Fiscal 2017
Zales		$486		$474	2.5%	(1.8)%
Gordon’s		$453		$449	0.9%	(12.3)%
Peoples(3)	C$	423	C$	397	6.5%	(9.0)%
Mappins(3)	C$	359	C$	356	0.8%	(5.3)%
Total Zale Jewelry		$448		$432	3.7%	(3.8)%
Piercing Pagoda		$56		$49	14.3%	(6.4)%
Zale division		$212		$199	6.5%	(5.4)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

(3)	Amounts for Zale Canada Jewelry stores are denominated in Canadian dollars.
UK Jewelry sales
In the year to date, the UK Jewelry division’s total sales decreased 7.8% to $419.5 million compared to $455.0 million in the prior year and increased 3.4% at constant exchange rates. Same store sales increased 2.5% compared to 5.1% in the prior year. The increases in same store sales and total sales at constant exchange rates were due primarily to strong performance in branded diamond jewelry and prestige watches. In H.Samuel, the ATV increased 1.3% due to growth in higher-priced branded jewelry collections. The number of transactions decreased 1.1% primarily due to lower sales of fashion watches and gifts. In Ernest Jones, the ATV increased 11.7% due to increased sales of higher-priced branded diamond jewelry collections and prestige watches; as well as lower sales of beads and other lower-priced jewelry and fashion watches. The number of transactions decreased 7.0% due to lower sales of the lower-priced higher-volume collections.

	Change from previous year
Year to date Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	1.3%	0.4%	1.7%	(11.0)%	(9.3)%	$203.8
Ernest Jones	3.8%	1.2%	5.0%	(11.4)%	(6.4)%	$215.7
UK Jewelry division	2.5%	0.9%	3.4%	(11.2)%	(7.8)%	$419.5

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2017	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
H.Samuel	£76	£75	1.3%	1.4%	(1.1)%	1.8%
Ernest Jones	£315	£282	11.7%	3.7%	(7.0)%	3.9%
UK Jewelry division	£125	£120	4.2%	3.5%	(2.4)%	2.2%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

Cost of sales and gross margin
In the third quarter, gross margin was $350.0 million or 29.5% of sales compared to $367.7 million or 30.2% of sales in the prior year third quarter. The decrease in gross margin dollars and rate was attributable to lower sales partially offset by decreased effect of purchase accounting adjustments. Adjusted gross margin was $352.5 million or 29.6% of sales, compared to 30.6% in the prior year third quarter. The 100 basis point decrease was due principally to lower sales, higher bad debt expense, and de-leverage on store occupancy. This was partially offset by favorable merchandise costs and merchandise mix.

•
Gross margin dollars in the Sterling Jewelers division decreased $15.6 million compared to the prior year third quarter. The gross margin rate, down 120 basis points, decreased principally due to lower sales, higher bad debt expense, and de-leverage on store occupancy. Signet has opened more stores this year, most notably Kay, leading to higher occupancy but without full operating productivity yet.

•
Gross margin dollars in the Zale division increased $5.2 million, or 100 basis points, compared to the prior year third quarter primarily due to lower impact from purchase accounting adjustments compared to the prior year. Included in gross margin were purchase accounting adjustments totaling $2.5 million compared to $6.1 million in prior year. Adjusted gross margin in the Zale division increased $1.6 million, or 20 basis points, as the favorable impact of lower discounting and merchandise mix more than offset the fixed cost deleverage.

•
Gross margin dollars in the UK Jewelry division decreased $6.2 million compared to the prior year third quarter, and the gross margin rate decreased 90 basis points. The gross margin rate decline was driven principally by lower total sales, lower gross merchandise margin, as well as impact resulting from foreign currency.

In the year to date period, gross margin was $1,415.3 million or 34.2% of sales compared to $1,424.4 million or 34.3% of sales in the prior year. The decrease in gross margin dollars was primarily attributable to lower sales, higher bad debt expense, and de-leverage on store occupancy. Adjusted gross margin was $1,424.9 million or 34.3% of sales compared to 34.8% in the prior year. The 50 basis point decrease in the adjusted gross margin rate was also due primarily to lower sales, higher bad debt expense, and de-leverage on store occupancy.

•
Gross margin dollars in the Sterling Jewelers division decreased $22.8 million compared to the prior year. The gross margin rate, down 80 basis points, decreased principally due to lower sales, higher bad debt expense, and de-leverage on store occupancy.

•
Gross margin dollars in the Zale division increased $26.3 million, or 170 basis points, compared to the prior year primarily due mainly to lower purchase accounting costs this year. Included in gross margin were purchase accounting adjustments totaling $9.6 million compared to $30.9 million in prior year. Adjusted gross margin in the Zale division increased $5.0 million, or 20 basis points, favorably impacted by merchandise margins and store operating and distribution costs.

•
Gross margin dollars in the UK Jewelry division decreased $12.9 million compared to the prior year, and the gross margin rate decreased 80 basis points. The gross margin rate decrease was driven principally by lower sales and merchandise margin de-leverage as a result of currency exchange rates.

Selling, general and administrative expenses
In the third quarter, selling, general and administrative expenses (“SGA”) were $386.5 million or 32.6% of sales compared to $395.0 million or 32.4% of sales in the prior year third quarter. Included in third quarter SGA were purchase accounting and integration costs of $9.2 million and $7.4 million this year and prior year, respectively. The decline in SGA was driven by a variety of favorable factors including lower variable compensation due to lower sales, harmonization of Signet’s compensated absence policies, merchant fees in Zale credit programs, and foreign exchange translation. Third quarter Fiscal 2017 adjusted SGA was $377.3 million or 31.7% of sales compared to $387.6 million or 31.7% in the prior year third quarter. Adjusted SGA decreased $10.3 million, or 2.7%, driven by the factors noted above.
In the year to date period, SGA was $1,264.9 million or 30.6% of sales compared to $1,301.0 million or 31.3% of sales in prior year to date period. The decrease was primarily attributable to a reduction in transaction and integration costs as a result of the $34.2 million appraisal rights legal settlement in the prior year. Included in SGA were $18.5 million of integration expenses and a $3.9 million unfavorable impact from purchase accounting adjustments compared to prior year transaction and integration expenses of $59.8 million and an $10.7 million benefit from purchase accounting adjustments. Year to date adjusted SGA was $1,242.5 million or 29.9% of sales compared to $1,251.9 million or 30.0% in the prior year. Adjusted SGA decreased $9.4 million, and was favorable by 10 basis points, as a result of lower store and corporate payroll expenses, including variable compensation due to lower sales, lower advertising expenses and foreign exchange translation.
Other operating income, net
Other operating income in the third quarter was $68.6 million or 5.8% of sales compared to $60.9 million or 5.0% of sales in the prior year third quarter. In the year to date period, other operating income was $213.6 million or 5.2% of sales compared to $187.2 million or 4.5% of sales in the prior year period. The year-over-year increase was primarily due to higher interest income earned from higher outstanding receivable balances.
Operating income
Operating income for the third quarter was $32.1 million or 2.7% of sales compared to $33.6 million or 2.8% of sales in the prior year third quarter. Included in operating income were $7.9 million of integration expenses and $3.8 million of purchase accounting adjustments which reduced operating income compared to adjustments of $9.8 million and $3.7 million, respectively, in the prior year period. Adjusted operating income was $43.8 million or 3.7% of sales compared to adjusted operating income of $47.1 million or 3.9% of sales in the prior year third quarter. Signet's operating income consisted of the following components:

	Third Quarter
	Fiscal 2017		Fiscal 2016
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$78.6	11.0%	$77.2	10.5%
Zale division(1)	(24.7)	(7.4)%	(24.3)	(7.4)%
UK Jewelry division	—	—%	—	—%
Other(2)	(21.8)	nm	(19.3)	nm
Operating income	$32.1	2.7%	$33.6	2.8%

(1)
In the third quarter of Fiscal 2017, Zale division includes net operating loss impact of $3.8 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $20.9 million or 6.2% of sales. The Zale division operating loss of $24.7 million included a loss of $19.3 million from Zale Jewelry and a loss of $5.4 million from Piercing Pagoda. In the prior year third quarter, Zale division includes net operating loss impact of $3.7 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating loss was $20.6 million or 6.1% of sales. The Zale division operating loss of $24.3 million included $18.3 million from Zale Jewelry and $6.0 million from Piercing Pagoda.

(2)
Other includes $7.9 million of integration costs in the 13 weeks ended October 29, 2016 for consulting expenses associated with IT implementations. Other includes $9.8 million for the 13 weeks ended October 31, 2015 of transaction and integration expenses primarily attributable to expenses associated with legal, tax, accounting and consulting services.

nm	Not meaningful.
In the year to date period, operating income was $364.0 million or 8.8% of sales compared to $310.6 million or 7.5% of sales in the prior year. Included in operating income were $18.5 million of integration expenses and $13.5 million of purchase accounting adjustments which reduced operating income compared to adjustments of $59.8 million and $20.2 million, respectively, in the prior year. Adjusted operating income was $396.0 million or 9.5% of sales compared to adjusted operating income of $390.6 million or 9.3% of sales in the prior year. Signet's operating income consisted of the following components:

	Year to date
	Fiscal 2017		Fiscal 2016
	$ (in millions)	% of divisional sales	$ (in millions)	% of divisional sales
Sterling Jewelers division	$417.8	16.5%	$413.2	16.3%
Zale division(1)	1.7	0.1%	(10.9)	(0.9)%
UK Jewelry division	3.0	0.7%	3.7	0.8%
Other(2)	(58.5)	nm	(95.4)	nm
Operating income	$364.0	8.8%	$310.6	7.5%

(1)
In the year to date period of Fiscal 2017, Zale division includes net operating loss impact of $13.5 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $15.2 million or 1.3% of sales. The Zale division operating income of $1.7 million included a net operating loss of $0.5 million from Zale Jewelry and operating income of $2.2 million from Piercing Pagoda. In the prior year to date period, Zale division includes net operating loss impact of $20.2 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $9.3 million or 0.8% of sales. The Zale division net operating loss of $10.9 million included $9.9 million from Zale Jewelry and $1.0 million from Piercing Pagoda.

(2)
Other includes $18.5 million of integration costs in the year to date period of Fiscal 2017 for consulting expenses associated with IT implementations and severance related to organizational changes. In the prior year to date period, $59.8 million of transaction and integration expenses were incurred, primarily attributable to the legal settlement over appraisal rights and consulting expenses.

nm	Not meaningful.

Interest expense, net
In the third quarter, net interest expense was $12.7 million compared to $11.7 million in the prior year third quarter. The weighted average interest rate for the Company's debt outstanding was 2.76% compared to 2.66% in the prior year third quarter.
In the year to date period, net interest expense was $36.4 million compared to $33.8 million in the prior year. The weighted average interest rate for the Company's debt outstanding in the current year was 2.80% compared to 2.61% in the prior year comparable period.
Income before income taxes
For the third quarter, income before income taxes decreased $2.5 million to $19.4 million or 1.6% of sales compared to income of $21.9 million or 1.8% of sales in the prior year third quarter.
For the year to date period, income before income taxes increased $50.8 million to $327.6 million or 7.9% of sales compared to income of $276.8 million or 6.7% of sales in the prior year.
Income taxes
In the third quarter, income tax expense was $2.4 million, an effective tax rate ("ETR") of 12.4%, compared to income tax expense of $6.9 million, an ETR of 31.5% in the prior year third quarter. The ETR is driven by the anticipated annual mix of pre-tax income by jurisdiction.
In the year to date period, income tax expense was $81.9 million, an ETR of 25.0%, compared to income tax expense of $80.8 million, an ETR of 29.2% in the prior year.
The Company expects the full year ETR for Fiscal 2017 to be 25% to 26% compared to 28.9% for Fiscal 2016. The estimated effective tax rate continues to benefit from global reinsurance and financing arrangements, including certain intra-entity debt agreements which mature on various dates between fiscal year 2022 and 2027.
Net income
For the third quarter, net income was $17.0 million or 1.4% of sales compared to $15.0 million or 1.2% of sales in the prior year third quarter. Adjusted net income was $24.3 million or 2.0% of adjusted sales compared to $25.8 million or 2.1% of adjusted sales in the prior year comparable period.
In the year to date period, net income was $245.7 million or 5.9% of sales compared to $196.0 million or 4.7% of sales in the prior year. Adjusted net income was $265.6 million or 6.4% of adjusted sales compared to $258.6 million or 6.2% of adjusted sales in the prior year.

Earnings per share
For the third quarter, diluted earnings per share were $0.20 compared to $0.19 in the prior year third quarter. Adjusted diluted earnings per share were $0.30 compared to $0.33 in the prior year third quarter. The weighted average diluted number of common shares outstanding was 73.6 million compared to 79.5 million in the prior year third quarter. The reduction in weighted average diluted number of common shares outstanding was driven by the Company's share repurchases since October 31, 2015.
In the year to date period, diluted earnings per share were $3.18 compared to $2.45 in the prior year. Adjusted diluted earnings per share were $3.44 compared to $3.24 in the prior year. The weighted average diluted number of common shares outstanding was 76.5 million compared to 79.9 million in the prior year.
As discussed in Notes 4 and 6 of Item 1, the Company issued preferred shares on October 5, 2016 which include a cumulative dividend right and may be converted into common shares. The Company's computation of diluted earnings includes the effect of potential common shares for outstanding awards issued under the Company's share-based compensation plans and preferred shares upon conversion, if dilutive. In computing diluted EPS, the Company also adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the preferred shares. For the third quarter and year to date period, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive.
Dividends per common share
In the third quarter of Fiscal 2017, dividends of $0.26 per common share were declared by the Board of Directors compared to $0.22 in the third quarter of Fiscal 2016. In the year to date period, dividends of $0.78 per common share were declared by the Board of Directors compared to $0.66 in the prior year to date period.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the year to date periods of Fiscal 2017 and Fiscal 2016:

	39 weeks ended
(in millions)	October 29, 2016	October 31, 2015
Net cash provided by operating activities	$360.9	$88.7
Net cash used in investing activities	(196.0)	(171.0)
Net cash used in financing activities	(218.2)	(34.2)
Decrease in cash and cash equivalents	(53.3)	(116.5)

Cash and cash equivalents at beginning of period	137.7	193.6
Decrease in cash and cash equivalents	(53.3)	(116.5)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.1
Cash and cash equivalents at end of period	$82.7	$77.2
Operating activities
Net cash provided by operating activities was $360.9 million compared to $88.7 million in the prior year comparable period.

•	Net income increased by $49.7 million to $245.7 million from $196.0 million.

•	Depreciation and amortization increased $9.3 million to $138.8 million from $129.5 million in the prior year comparable period.

•
Cash provided by accounts receivable was $174.0 million as compared to $116.3 million in the prior year to date period. In the Sterling Jewelers division, credit participation was 63.6% and the average monthly collection rate was 11.2% compared to 63.0% and 11.7%, respectively, in the prior year comparable period. The decline in the collection rate is due principally to credit plan mix. Initiatives related to extended payment terms with deferred interest resulted in lower average monthly collections rates. Net charge-offs as a percentage of gross accounts receivable increased by approximately 60 basis points to 8.1% due to prior year cohort mix shift impacts reaching charge-off thresholds in the current period.

Below is a summary of key customer financing statistics related to the Sterling Jewelers customer in-house finance receivables:

	39 weeks ended
	October 29, 2016	October 31, 2015
Total sales (millions)	$2,532.3	$2,536.2
Credit sales (millions)	$1,610.1	$1,598.0
Credit sales as % of total Sterling Jewelers sales(2)	63.6%	63.0%
Net bad debt expense (millions)(3)	$146.1	$130.6
Opening receivables (millions)	$1,855.9	$1,666.0
Closing receivables (millions)	$1,679.3	$1,559.4
Number of active credit accounts at period end(4)	1,227,048	1,204,917
Average outstanding account balance at period end	$1,360	$1,286
Average monthly collection rate	11.2%	11.7%
Ending bad debt allowance as a % of ending accounts receivable(1)	7.9%	7.8%
Net charge-offs as a % of average gross accounts receivable(1)(5)	8.1%	7.5%
Non performing receivables as a % of ending accounts receivable(1)	4.9%	4.9%

Credit portfolio impact:
Net bad debt expense (millions)(3)	$(146.1)	$(130.6)
Late charge income (millions)	$26.9	$25.2
Interest income from in-house customer finance programs (millions)(6)	$209.9	$188.6
	$90.7	$83.2
(1)    See Note 9 of Item 1 for additional information.
(2)    Including any deposits taken at the time of sale.
(3)    Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(4)    The number of active accounts is based on credit cycle end date closest to the fiscal period end date.

(5)
Calculation reflects charge-offs incurred during 39 week periods ended October 29, 2016 and October 31, 2015, respectively. Net charge-offs calculated as gross charge-offs less recoveries. See Note 9 of Item 1 for additional information.

(6)    Primary component of other operating income, net, on the condensed consolidated income statement.

•
Cash used for inventory and inventory-related items was $217.0 million compared to $289.3 million in the prior year comparable period. Total inventory as of October 29, 2016 was $2,649.4 million compared to the prior year comparable quarter balance of $2,727.0 million. The change in inventory balances from prior year is attributed to the expansion of branded merchandise to support merchandising initiatives and new stores, more than offset by the impact of currency exchange rates and sound inventory management.

•	Cash provided by accounts payable was $114.1 million compared to $93.6 million in the prior year comparable period primarily driven by timing of payments made in connection with inventory purchases.

•	Cash used for accrued expenses and other liabilities was $82.2 million compared to $60.5 million in the prior year comparable period primarily driven by a lower accrual for incentive compensation.
Investing activities
Net cash used in investing activities in the 39 weeks ended October 29, 2016 was $196.0 million consisting primarily of capital additions associated with new store locations and remodels of existing stores, as well as capital investments in IT. Net cash used in investing activities in the 39 weeks ended October 31, 2015 was $171.0 million, primarily related to capital additions associated with new store locations, remodels of existing stores and Zale division information technology infrastructure.

Stores opened and closed in the 39 weeks ended October 29, 2016:

	January 30, 2016		Openings	Closures	October 29, 2016
Store count:
Kay	1,129		48	(2)	1,175
Jared	270		5	(3)	272
Regional brands	141		—	(15)	126
Sterling Jewelers division	1,540	(1)	53	(20)	1,573

Zales	730		35	(12)	753
Peoples	145		1	(3)	143
Regional brands	102		—	(17)	85
Total Zale Jewelry	977		36	(32)	981
Piercing Pagoda	605		19	(19)	605
Zale division	1,582	(1)	55	(51)	1,586

H.Samuel	301		4	—	305
Ernest Jones	202		3	(1)	204
UK Jewelry division	503	(1)	7	(1)	509

Signet	3,625		115	(72)	3,668

(1)	The annual net change in selling square footage for Fiscal 2016 for the Sterling Jewelers division, Zale division and UK Jewelry division was 5.0%, 0.5% and 1.5%, respectively.
Planned store count changes for the remainder of Fiscal 2017:

	Gross locations	Net locations	Net square feet
Sterling Jewelers division	+68 to +80	+38 to +52	+4% to +5%
Zale division	+65 to +78	+7 to +25	0% to +1%
UK Jewelry division	+12 to +18	+10 to +12	+1% to +2%
Signet anticipates opening 145 to 176 new stores (55 to 89 new stores, net of closures) in Fiscal 2017. Net selling square footage is anticipated to grow 3.0% to 3.5% for the year driven principally by the addition of off-mall stores led by Kay. Square footage growth will be offset in part primarily due to the closure of regional store brands in North America.
Financing activities
Net cash used in financing activities in the 39 weeks ended October 29, 2016 was $218.2 million, comprised primarily of $1,000.0 million for the repurchase of Signet's common shares (including $157.5 million related to outstanding forward contract associated with accelerated share repurchase agreement entered into on October 5, 2016) and $57.5 million for dividend payments. Offsetting the cash used for share repurchases and dividend payments was $625.0 million of proceeds received from the issuance of redeemable convertible preferred shares and $259.0 million of proceeds drawn on the revolving credit facility. Net cash used in financing activities in the 39 weeks ended October 31, 2015 was $34.2 million, comprised primarily of $111.9 million for the repurchase of Signet's common shares and $49.6 million for dividend payments, offset by $147.0 million of proceeds drawn on the revolving credit facility. Details of the major items within financing activities are discussed below:

Share repurchases

		39 weeks ended October 29, 2016			39 weeks ended October 31, 2015
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	8.7	$706.9	$81.32	n/a	n/a	n/a
2013 Program(2)	$350.0	1.2	$135.6	$111.26	0.9	$111.9	$128.91
Total		9.9	$842.5	$85.00	0.9	$111.9	$128.91

(1)
In February 2016 and August 2016, the Board of Directors authorized the repurchase of Signet's common shares up to $750.0 million and $625.0 million, respectively, for a combined total of $1,375.0 million (the “2016 Program”). The 2016 Program may be suspended or discontinued at any time without notice. The 2016 Program had $510.6 million remaining as of October 29, 2016. The Company entered into an accelerated share repurchase (“ASR”) agreement on October 5, 2016 to repurchase $525.0 million of the Company’s common shares and took delivery of 4.7 million shares with an initial estimated cost of $367.5 million. The pricing period is scheduled to end in December 2016 with the total number of shares to be delivered being calculated using the volume-weighted average price of the Company's common shares traded during the pricing period, less an agreed discount.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.
Dividends declared on common shares

	Fiscal 2017		Fiscal 2016
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.26	$20.4	$0.22	$17.6
Second quarter	$0.26	$19.7	$0.22	$17.6
Third quarter(1)	$0.26	$18.1	$0.22	$17.5
Total	$0.78	$58.2	$0.66	$52.7

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 29, 2016 and October 31, 2015, $18.1 million and $17.5 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared on common shares for the third quarter of Fiscal 2017 and Fiscal 2016, respectively.

Dividends on preferred shares
As of October 29, 2016, there were no declared and unpaid dividends associated with the redeemable convertible preferred shares. As disclosed in the condensed consolidated income statement, cumulative undeclared dividends on the preferred shares since the date of issuance totaled $2.2 million and reduced net income attributable to common shareholders.
Proceeds from issuance of Common Shares
During the 39 weeks ended October 29, 2016, $0.4 million was received for the exercise of share options pursuant to Signet's equity compensation programs compared to $3.3 million in the 39 weeks ended October 31, 2015.
Movement in cash and indebtedness
Net debt was $1,530.3 million as of October 29, 2016 compared to $1,501.4 million as of October 31, 2015; see non-GAAP measures discussed above.
Cash and cash equivalents at October 29, 2016 were $82.7 million compared to $77.2 million as of October 31, 2015. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

At October 29, 2016, Signet had $1,621.8 million of outstanding debt, comprised of $398.7 million of senior unsecured notes, $600.0 million on an asset-backed securitization facility, $353.0 million on a term loan facility, $259.0 million on a revolving credit facility and $11.1 million of bank overdrafts and capital lease obligations. The term loan requires the Company to make scheduled quarterly principal payments over the five-year term. During the 39 weeks ended October 29, 2016, the Company made $12.0 million in principal payments on the term loan. During the second quarter of Fiscal 2017, Signet amended and restated its Credit Facility agreement to (i) increase the borrowing capacity under the revolving credit facility from $400 million to $700 million and extend the maturity date to July 2021 and (ii) extend the maturity date of the term loan facility to July 2021 and revise the scheduled quarterly principal repayments to align with the July 2021 maturity date. Additionally, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2018 with remaining terms substantially consistent with the existing agreement.
At October 31, 2015, Signet had $1,588.5 million of outstanding debt, comprised of $398.6 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility, $372.5 million on a term loan facility, $147.0 million on the revolving credit facility and $70.4 million of bank overdrafts and capital lease obligations. During the 39 weeks ending October 31, 2015, $17.5 million in principal payments were made on the term loan.
The Company had stand-by letters of credit on the revolving credit facility of $14.8 million and $21.3 million as of October 29, 2016 and October 31, 2015, respectively, that reduce remaining availability under the revolving credit facility.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of October 29, 2016 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 30, 2016, filed with the SEC on March 24, 2016.
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
Signet’s market risk profile as of October 29, 2016 has not materially changed since January 30, 2016. The market risk profile as of January 30, 2016 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 24, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2016.
Changes in internal control over financial reporting
During the third quarter of Fiscal 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (often referred to as Brexit) in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. This will be either accompanied or followed by negotiations between the European Union and the United Kingdom concerning the future relations between the parties. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union. This includes uncertainty with respect to the laws and regulations, including regulations applicable to the Company’s business, that will apply in the United Kingdom in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider a referendum on withdrawal from the European Union for their territory. These developments, or the perception that any of them could occur, could adversely impact global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity, which could adversely impact our business, financial condition and results of operations especially those located in, or closely associated with, the United Kingdom. Brexit could lead to long-term volatility in the currency markets and there could be long-term detrimental effects on the value of the British Pound. Brexit could also impact other currencies. The Company uses foreign currency derivative instruments to hedge certain exposures to currency exchange rate risks. The results of the Brexit referendum could increase the Company’s exposure to foreign currency rate exchange risks and reduce its ability to effectively use certain derivative instruments as a way to hedge risks.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the third quarter of Fiscal 2017:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 31, 2016 to August 27, 2016	416	$90.53	—	$1,135,585,604
August 28, 2016 to September 24, 2016	1,261,889	$79.25	1,261,889	$1,035,586,584
September 25, 2016 to October 29, 2016	4,722,896	$77.82	4,722,436	$668,086,614
Total	5,985,201	$78.12	5,984,325	$668,086,614

(1)
Includes 876 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
In February 2016 and August 2016, the Board of Directors authorized the repurchase of Signet's common shares up to $750.0 million and $625.0 million, respectively, for a combined total of $1,375.0 million (the “2016 Program”). The 2016 Program may be suspended or discontinued at any time without notice. The Company entered into an accelerated share repurchase (“ASR”) agreement on October 5, 2016 to repurchase $525.0 million of the Company’s common shares and took delivery of 4.7 million shares with an initial estimated cost of $367.5 million. The pricing period is scheduled to end in December 2016 with the total number of shares to be delivered being calculated using the volume-weighted average price of the Company's common shares traded during the pricing period, less an agreed discount.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

3.1
Certificate of Designation of Series A Convertible Preference Shares, Par Value $0.01 Per Share, of Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 3, 2016).

10.1
Investment Agreement, dated as of August 24, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, L.P. and Green Equity Investors Side VI, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 25, 2016).

10.2
Shareholders’ Agreement by and among Signet Jewelers Limited, Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, dated as of October 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 6, 2016).

10.3
Registration Rights Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, LP, Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 6, 2016).

10.4*	Accelerated Share Repurchase Master Confirmation Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited and JPMorgan Chase Bank, National Association.

10.5*	Accelerated Share Repurchase Supplemental Confirmation Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited and JPMorgan Chase Bank, National Association.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Signet Jewelers Limited

Date:	November 29, 2016	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)