Form 10-K
period 2017-01-28
SIGNET JEWELERS LTD
filed 2017-03-16
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2017
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
Large accelerated filer   ☒          Accelerated filer   ☐         Non-accelerated filer   ☐         Smaller reporting company   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of July 29, 2016 was $6,638,040,057.
Number of common shares outstanding on March 10, 2017: 68,300,375
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant will incorporate by reference information required in response to Part III, Items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 28, 2017.

SIGNET JEWELERS LIMITED
FISCAL 2017 ANNUAL REPORT ON FORM 10-K

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
Fiscal year and fourth quarter
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2018,” “Fiscal 2017,” “Fiscal 2016,” “Fiscal 2015,” “Fiscal 2014,” and “Fiscal 2013” refer to the 53 week period ending February 3, 2018, the 52 week periods ending January 28, 2017, January 30, 2016, January 31, 2015, February 1, 2014, and the 53 week period ending February 2, 2013, respectively. Fourth quarter references the 13 weeks ended January 28, 2017 (“fourth quarter”) and the 13 weeks ended January 30, 2016 (“prior year fourth quarter”).
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, regulatory changes following the United Kingdom’s announcement to exit from the European Union, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet’s credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, the development and maintenance of Signet’s omni-channel retailing, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks relating to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, an adverse decision in legal proceedings, and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
For a discussion of these risks and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see Item 1A and elsewhere in this Annual Report on Form 10-K. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I
ITEM 1. BUSINESS
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. The Company, with 3,682 stores and kiosks at January 28, 2017, manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment. It operated 1,588 stores in all 50 US states at January 28, 2017. Its stores operate nationally in malls and off-mall locations principally as Kay Jewelers (“Kay”), Kay Jewelers Outlet, Jared The Galleria Of Jewelry (“Jared”) and Jared Vault. The division also operates a variety of mall-based regional brands.

•	The Zale division, which was acquired in May 2014 (see Note 3 of Item 8 for additional information), consists of two reportable segments:

◦
Zale Jewelry, which operated 970 jewelry stores at January 28, 2017, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 US states, and the Canada store brand Peoples Jewellers, which operates in nine provinces. The division also operates the Gordon’s Jewelers and Mappins Jewellers regional brands.

◦	Piercing Pagoda, which operated 616 mall-based kiosks at January 28, 2017, is located in shopping malls in the US and Puerto Rico.

•
The UK Jewelry division is one reportable segment. It operated 508 stores at January 28, 2017. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.

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
MISSION & STRATEGY
Signet’s mission is to help guests “Celebrate Life and Express Love.” Our Vision 2020 and beyond strategy is to be the world’s premier jeweler by relentlessly connecting with customers, earning their trust with every interaction everywhere. Our five strategic pillars all center on a customer first omni-channel experience. These pillars included below define our key priorities and growth focus areas.

•	Grow in the mid-market

•	Best in bridal

•	Win in fashion and gifting

•	Digital first and data driven

•	People, purpose and passion
Growing in the mid-market drives our competitive strengths focused on merchandising, marketing, omni-channel and productivity initiatives. We define the mid-market jewelry sector based on the value of products that consumers purchase. We consider this market to be defined by jewelry purchases with price points ranging from $50 to $10,000, which essentially excludes costume and luxury jewelry categories. The vast majority of Signet’s sales (over 95%) are in this range of price points. This subset of the total US jewelry market is approximately $41 billion or about half the total US market. In pursuit of this strategic pillar, we continuously review our US national store brands performance and have concluded that our customer population has several distinct shopping and purchasing characteristics or customer identities. Consequently, we attempt to grow our share of the mid-market by differentiating customers based on attitudes and behaviors, versus demographic information. This approach to customer segmentation results in distinct customer identities:

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
Being the best in bridal is an ongoing journey, not a destination. In jewelry, bridal represents the closest thing to a necessity for our customers. We continuously look to develop differentiated bridal jewelry products, increasing targeted marketing programs, delivering the best guest experience by our sales associates, advancing vertical integration in our supply chain and offering credit financing. Additionally, we continue to evolve our best in bridal strategy to target millennials. With this target demographic shifting its marriage pattern to later in life, our focus on gaining market share during these peak spending years to come is key to our best in bridal strategy.
As fashion and behavioral trends evolve, we continue to adapt to ensure our strategies encompass all opportunities to drive profitable growth. Excellence in bridal categories is a mainstay in our success, however we have sharpened focus on fashion jewelry and gift merchandise to capture growing opportunities within demographic groups such as millennials. We believe executing against this strategic pillar will effectively compliment our other strategic pillars, as well as enhance traffic through all channels.
Operating in an evolving retail landscape requires a strategic focus on digital channels and interaction with our guests through a number of media to support our strategic pillar of “Digital First and Data Driven.” Our omni-channel approach to educating, selling and serving of customers is uniquely important in jewelry retail because the purchase of jewelry is personal, intimate and typically viewed as an important experience. The Internet often represents the first interaction a customer or prospective guest will have with us when a jewelry-buying occasion arises. As trust is the most important factor in why people buy jewelry where they do, customers overwhelmingly complete their purchases in our stores with our trusted knowledgeable sales associates. We continue to place increasing emphasis on data analytics to support our interactions with customers, enable our sales associates and optimize all aspects of our business. Being best in digital and data driven is a crucial step of our omni-channel approach.
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
Competition and Signet Competitive Strengths
Jewelry retailing is highly fragmented and competitive. We compete against other specialty jewelers, as well as other retailers that sell jewelry, including department stores, mass merchandisers, discount stores, apparel and accessory fashion stores, brand retailers, online retail and auction sites, shopping clubs, home shopping television channels and direct home sellers. The jewelry category competes for customers’ share-of-wallet with other consumer sectors such as electronics, clothing and furniture, as well as travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving.
Signet’s competitive strengths include: strong store brands, outstanding guest experience, branded differentiated and exclusive merchandise, sector-leading advertising, diversified real estate portfolio, supply chain leadership, customer finance programs, and financial strength and flexibility. Signet increases the attraction of its store brands to guests through the use of branded differentiated and exclusive merchandise, while offering a compelling value proposition in more basic ranges. Signet accomplishes this by utilizing its supply chain and merchandising expertise, scale and balance sheet strength. The Company intends to further develop and refine its national television advertising, digital media and customer relationship marketing, which it believes are the most effective and cost efficient forms of marketing available to grow its market share. Management follows the operating principles of excellence in execution, testing before investing, continuous improvement and disciplined investment in all aspects of the business.
Operational Strategy
In setting financial objectives for Fiscal 2018, consideration was given to several factors including the continued integration of Zale, Signet’s Vision 2020 strategy and the economic and retail environments in which the Company does business. Signet will execute on its strategic priorities and continue to make strategic investments for the future. Our focus in Fiscal 2018 will be on the following:

•	Omni-Channel capabilities and repositioning of investments and resources to drive customer experience both in-store and on-line.

•	Continued product innovation in both bridal and fashion.

•	Further development and investments in IT infrastructure to enable future growth.

•	Driving efficiencies across the organization in both processes and costs and maximizing return on investments.

Financial objectives for the business in Fiscal 2018 are to position the Company for long-term growth by:

•
Expanding our gross margin rate through merchandise initiatives, operating efficiencies and cost control. Signet anticipates the cost of diamonds, our most significant input cost, to increase at low-to-mid single digit rates.

•	Investing to strengthen our customer service proposition and our infrastructure for the long-term. This is expected to result in de-leverage of selling, general and administrative expenses.

•	Gaining profitable market share through brand differentiation and market segmentation, product cost control and asset management.

•
Diversification of store portfolio weighted toward off-mall locations. This includes closure of 165-170 stores, primarily focused on mall-based regional brands and opening of 90-115 new stores, primarily Kay off-mall.

•	Investing $260 to $275 million of capital in new stores, store remodels, information technology infrastructure and distribution facilities to drive future growth.

•	Completion of Signet’s strategic credit review previously announced in May 2016.
Capital Strategy
The Company expects to maintain a strong balance sheet that provides the flexibility to execute its strategic priorities, invest in its business, and then return excess cash to shareholders while ensuring adequate liquidity. Signet is committed to maintaining its investment grade rating because long-term, it intends to pursue value-enhancing strategic growth initiatives. Among the key tenets of Signet’s capital strategy:

•	Achieve adjusted debt(1)/ adjusted EBITDAR(1) (“adjusted leverage ratio”) of 3.5x or below. This would allow the Company to utilize available sources of debt in Fiscal 2018 and beyond.

•	Distribute 70% to 80% of annual free cash flow(1) in the form of stock repurchases or dividends assuming no other strategic uses of capital.

•	Consistently increase the dividend annually assuming no other strategic uses of capital.
The Company has a remaining share repurchase authorization as of the end of Fiscal 2017 of $510.6 million.

(1)
Adjusted debt, Adjusted EBITDAR, and free cash flow are non-GAAP measures. Signet believes they are useful measures to provide insight into how the Company intends to use capital. See Item 6 for reconciliation.

BACKGROUND
Operating segments
The business is managed as five reportable segments: the Sterling Jewelers division (61.3% of sales and 93.8% of operating income), the Zale division, which is comprised of the Zale Jewelry segment (24.2% of sales and 8.1% of operating income) and the Piercing Pagoda segment (4.1% of sales and 1.5% of operating income) and the UK Jewelry division (10.1% of sales and 6.0% of operating income). All divisions are managed by an executive committee, which is chaired by Signet’s Chief Executive Officer, who reports to the Board of Directors of Signet (the “Board”). The executive committee is responsible for operating decisions within parameters established by the Board. Additionally, as a result of the acquisition of a diamond polishing factory in Gaborone, Botswana in Fiscal 2014, management established a separate reportable segment (“Other”). Other consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 4 of Item 8 for additional information regarding the Company’s segments.
Trademarks and trade names
Signet is not dependent on any material patents or licenses in any of its divisions. Signet has several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these registered trademarks and trade names include the following:

•
Kay Jewelers®; Kay Jewelers Outlet®; Jared The Galleria Of Jewelry®; Jared Vault®; Jared Jewelry Boutique®; JB Robinson® Jewelers; Marks & Morgan Jewelers®; Every kiss begins with Kay®; He went to Jared®; Celebrate Life. Express Love.®; the Leo® Diamond; Hearts Desire®; Artistry Diamonds®; Charmed Memories®; Diamonds in Rhythm®; FouroneTM; Open Hearts by Jane Seymour®; Radiant Reflections®; Colors in Rhythm®; Chosen by JaredTM; Now and Forever®; and Ever UsTM.

•
Zales®; Zales JewelersTM; Zales the Diamond Store®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers®; Peoples the Diamond Store®; Peoples Outlet the Diamond Store®; Mappins®; Piercing Pagoda®; Arctic Brilliance Canadian Diamonds®; Brilliant Buy®; Brilliant Value®; Celebration Diamond®; ExpressionistTM; From This Moment®; Let Love Shine®; The Celebration Diamond Collection®; Unstoppable Love®; and Endless Brilliance®.

•
H.Samuel®; Ernest Jones®; Ernest Jones Outlet CollectionTM; Leslie Davis®; Commitment®; Forever Diamonds®; Kiss Collection®; Princessa Collection®; Radiance®; Secrets of the Sea®; Shades of Gold®; and Viva Colour®.

Store locations
Signet operates retail jewelry stores in a variety of real estate formats including mall-based, free-standing, strip center and outlet store locations. As of January 28, 2017, Signet operated 3,066 stores and 616 kiosks across 5.1 million square feet of retail space in the US, UK, Canada and Puerto Rico. This represented an increase of 1.6% and 2.6% in locations and retail space, respectively, from Fiscal 2016 due to new store growth as Signet opened 162 stores and closed 105 stores during Fiscal 2017. Store locations by country and territory as of January 28, 2017 are disclosed in Item 2.
Guest experience
The guest experience is an essential element in the success of our business and Signet strives to continually improve the quality of the guest experience. Therefore the ability to recruit, develop and retain qualified jewelry consultants is an important element in enhancing guest satisfaction. We have comprehensive recruitment, training and incentive programs in place, including an annual flagship training conference in advance of the holiday season.
Signet continues to invest in technology to enhance the guest experience, such as a clienteling system that we have initially implemented in our Sterling Jewelers division. This technology provides a single view of the guest with the capability to holistically capture guest information for the purpose of driving incremental sales to our guests. This allows jewelry consultants to improve and personalize their interactions with guests before, during and after store visits, to inform them of the latest merchandise offerings and fashion trends. Additionally, in Fiscal 2018, Signet will complete the roll out of digital gemscopes to every store location in North America. These gemscopes leverage proprietary software to provide an enhanced digital view of gem stones and include the ability to email the image to the guest and the Jared Design & Service Center when sent for repair.
We use employee and guest satisfaction metrics to monitor and improve performance.
Omni-Channel
As a specialty jeweler, Signet’s business differs from many other retailers such that a purchase of merchandise from any of Signet’s stores is personal, intimate and typically viewed as an important experience. Due to this dynamic, guests often invest time on Signet websites and social media to experience the merchandise assortments prior to visiting brick-and-mortar stores to execute a purchase transaction. Particularly related to high value transactions, guests will supplement their online experience with an in-store visit prior to finalizing a purchase.
Through Signet’s websites, we educate guests and provide them with a source of information on products and brands, available merchandise, as well as the ability to buy online. Our websites are integrated with each division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the guest. Brand websites continue to make an important and growing contribution to the guest experience, as well as to each division’s marketing programs. For Fiscal 2018, the Company is focused on:

•
Investments in technology, including eCommerce platforms, focused on improving the online journey. Customer journey enhancements include user generated content, enhanced personalization / behavioral targeting, creative execution and brand differentiation. In addition, we are focused on omni-channel wishlist, online merchandising, in-store appointment booking, bridal configuration and much more.

•	Optimization of marketing through prioritizing dollars to digital spend and targeted marketing through traditional media.

•	Increased use of data analytics, clienteling and other key touch points to achieve a more comprehensive view of the customer and allow us to anticipate their needs.
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
Diamond sourcing
Signet procures its diamonds mostly as finished jewelry and, to a smaller extent, as loose polished diamonds and rough diamonds which are in turn polished in Signet’s Botswana factory.

Finished jewelry
Signet purchases finished product where management has identified compelling value based on product design, cost and availability, among other factors. Under certain types of arrangements, this method of purchasing also provides the Company with the opportunity to reserve inventory held by vendors and to make returns or exchanges with suppliers, which reduces the risk of over- or under-purchasing. Signet’s scale, strong balance sheet and robust procurement systems enable it to purchase merchandise at advantageous prices and on favorable terms.
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
Rough diamonds
Signet continues to take steps to advance its vertical integration, which includes rough diamond sourcing and processing. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for guests worldwide while achieving further efficiencies in the supply chain. In Fiscal 2014, Signet acquired a diamond polishing factory in Gaborone, Botswana. The Company is a DeBeers sightholder, and receives contracted allocations of rough diamonds from Rio Tinto, DeBeers and Alrosa. Signet has also established a diamond liaison office in India and a diamond trading office in New York to further support its sourcing initiative.
Rough diamonds are purchased directly from the miners and then have the stones marked, cut and polished in Signet’s own polishing facility. Any stones deemed unsuitable for Signet’s needs are sold to third parties with the objective of recovering the original cost of the stones.
Merchandising and purchasing
Management believes that a competitive strength is our industry-leading merchandising. Merchandise selection, innovation, availability and value are all critical success factors. The range of merchandise offered and the high level of inventory availability are supported centrally by extensive and continuous research and testing. Signet’s jewelry design center in New York evaluates global design trends, innovates, and helps our merchant teams develop new jewelry collections that resonate with guests.
Best-selling products are identified and replenished rapidly through analysis of sales by stock keeping unit. This approach enables Signet to deliver a focused assortment of merchandise to maximize sales and inventory turn, and minimize the need for discounting. Signet believes it is able to offer greater value and consistency of merchandise than its competitors due to its supply chain strengths. The scale and information systems available to us and the evolution of jewelry fashion trends allow for the careful testing of new merchandise in a range of representative stores. This enables us to make informed decisions about which merchandise to select, thereby increasing our ability to satisfy guests’ requirements while reducing the likelihood of having to discount merchandise.
Merchandise mix
Details of merchandise mix (excluding repairs, warranty and other miscellaneous sales) are shown below:

	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2017
Diamonds and diamond jewelry	77%	60%	35%	68%
Gold and silver jewelry, including charm bracelets	9%	28%	17%	15%
Other jewelry, including gift category	8%	9%	16%	9%
Watches	6%	3%	32%	8%
	100%	100%	100%	100%
Fiscal 2016
Diamonds and diamond jewelry	77%	61%	34%	65%
Gold and silver jewelry, including charm bracelets	9%	27%	16%	17%
Other jewelry, including gift category	8%	9%	18%	9%
Watches	6%	3%	32%	9%
	100%	100%	100%	100%
Fiscal 2015
Diamonds and diamond jewelry	76%	61%	31%	63%
Gold and silver jewelry, including charm bracelets	10%	26%	19%	14%
Other jewelry, including gift category	8%	9%	17%	11%
Watches	6%	4%	33%	12%
	100%	100%	100%	100%
The bridal category, which includes engagement, wedding and anniversary purchases, is predominantly diamond jewelry. Like fashion jewelry and watches, bridal is to an extent dependent on the economic environment as guests can trade up or down price points depending on their available budget. In Fiscal 2017, bridal sales declined in-line with merchandise sales overall. Declines in the Sterling and Zale divisions were partially offset by growth in the UK. An important element in enabling Signet’s bridal business is customer financing. Bridal represented approximately 50% of Signet’s total merchandise sales. The performance difference between branded and non-branded bridal was immaterial.
Gift giving is particularly important during the Holiday Season, Valentine’s Day and Mother’s Day. In Fiscal 2017, Signet had several successful fashion jewelry collections including Ever UsTM and Vera Wang® (not all collections are sold in every store brand).
Merchandise is categorized as non-branded, third party branded, and branded differentiated and exclusive. Non-branded merchandise includes items and styles such as bracelets, gold necklaces, solitaire diamond rings, and diamond stud earrings. Third party branded merchandise includes mostly watches, but also includes ranges of charm bracelets. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available in other jewelry retailers (e.g Ever Us, Vera Wang Love, Neil Lane).
Branded differentiated and exclusive ranges
Management believes that the development of branded differentiated and exclusive merchandise raises the profile of Signet’s brands, helps to drive sales and provides its well-trained sales associates with a powerful selling proposition. National television advertisements include elements that drive brand awareness and purchase intent of these ranges. Signet’s scale and proven record of success in developing branded differentiated and exclusive merchandise attracts offers of such programs from jewelry manufacturers, designers and others ahead of competing retailers, and enables it to leverage its supply chain strengths.
Merchandise held on consignment
Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and obsolescence, and provides the flexibility to return non-performing merchandise. Virtually all of Signet’s consignment inventory is held in the US.
Suppliers
In Fiscal 2017, the five largest suppliers collectively accounted for 20.4% of total purchases, with the largest supplier comprising 5.5%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.
Marketing and advertising
Customers’ confidence in our retail brands, store brand name recognition and advertising of branded differentiated and exclusive ranges are important factors in determining buying decisions in the jewelry industry where the majority of merchandise is unbranded. Therefore, Signet continues to strengthen and promote its store brands and merchandise brands by delivering superior customer service and building brand name recognition. The Company’s omni-channel approach leverages marketing investments in television, digital media (desktop, mobile and social), radio, print, catalog, direct mail, point of sale signage and in-store displays, as well as coupon books and outdoor signage for the Outlet channels.
While marketing activities are undertaken throughout the year, the level of activity is concentrated at periods when guests are expected to be most receptive to marketing messages, which is ahead of Christmas Day, Valentine’s Day and Mother’s Day. A majority of the expenditure is spent on national television advertising, which is used to promote the store brands. Within such advertisements, Signet also promotes certain merchandise ranges, in particular its branded differentiated and exclusive merchandise and other branded products. Statistical and technology-based systems are employed to support customer relationship marketing programs that use a proprietary database to build guest loyalty and strengthen the relationship with guests through mail, email, social media and telephone communications. The programs target current guests with special savings and merchandise offers during key sales periods. Our targeted marketing efforts are aligned with our customer segmentation approach which, as discussed previously, differentiates our brands by focusing on customer attitudes and behaviors, rather than demographic information. In addition, invitations to special in-store promotional events are extended throughout the year.
Details of gross advertising, advertising before vendor contributions, by division is shown below:

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Gross advertising spending	as a % of divisional sales	Gross advertising spending	as a % of divisional sales	Gross advertising spending	as a % of divisional sales
	(in millions)		(in millions)		(in millions)
Sterling Jewelers division	$258.6	6.6%	$261.2	6.5%	$246.6	6.6%
Zale division	100.2	5.5%	98.7	5.4%	64.6	5.3%
UK Jewelry division	21.8	3.4%	24.3	3.3%	21.8	2.9%
Signet	$380.6	5.9%	$384.2	5.9%	$333.0	5.8%
Customer finance
In our North American markets, Signet sells products for cash and for payment through major credit cards and third-party financing like PayPal. In addition, customer financing is offered through proprietary credit programs that are provided either in-house or through outsourced relationships with select major lenders.
Consumer credit programs are an integral part of our business and enable incremental retail sales as well as building customer loyalty. Our in-house credit programs also generate revenues from finance charges and other fees on these credit programs, while saving on interchange fees that Signet would incur if our customers used major credit cards only.
Real estate
Management has specific operating and financial criteria that have to be satisfied before investing in new stores or renewing leases on existing stores. Substantially all the stores operated by Signet are leased. In Fiscal 2017, global net store space increased 2.6% as a result of new store growth focused on off-mall locations. The greatest opportunity for new stores is in locations outside traditional covered malls which further diversifies Signet’s real estate portfolio.
Recent investment in the store portfolio is set out below:

(in millions)	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2017
New store capital investment	$42.9	$22.2	$2.5	$67.6
Remodels and other store capital investment	47.9	35.1	15.3	98.3
Total store capital investment	$90.8	$57.3	$17.8	$165.9

Fiscal 2016
New store capital investment	$48.3	$12.1	$3.3	$63.7
Remodels and other store capital investment	50.6	25.0	16.3	91.9
Total store capital investment	$98.9	$37.1	$19.6	$155.6

Fiscal 2015
New store capital investment	$52.6	$4.4	$2.4	$59.4
Remodels and other store capital investment	52.6	15.1	11.3	$79.0
Total store capital investment	$105.2	$19.5	$13.7	$138.4
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
Employees
In Fiscal 2017, the average number of full-time equivalent persons employed was 29,566. In addition, Signet usually employs a limited number of temporary employees during its fourth quarter. None of Signet’s employees in the UK and less than 1% of Signet’s employees in the US and Canada are covered by collective bargaining agreements. Signet considers its relationship with its employees to be excellent.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Average number of employees:(1)
Sterling Jewelers	16,342	16,140	16,147
Zale(2)	9,602	9,309	9,241
UK Jewelry	3,398	3,370	3,292
Other(3)	224	238	269
Total	29,566	29,057	28,949

(1)	Full-time equivalents (“FTEs”).

(2)	Includes 1,051 FTEs, 1,201 FTEs and 1,217 FTEs employed in Canada in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

(3)	Includes corporate employees and employees employed at the diamond polishing plant located in Botswana.
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
US
According to the US Bureau of Economic Analysis and Census Bureau, the total jewelry and watch market was approximately $80 billion at the end of 2016, up nearly 5% from the prior year. This implies a Signet jewelry market share of approximately 7%. Since 2000, the industry average annual growth rate is 3.2%. Nearly 90% of the market is represented by jewelry, with the balance being attributable to watches. According to the latest data from the US Labor Department, there were nearly 21,000 jewelry stores in the country, down approximately 1.6% from the prior year.

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
STERLING JEWELERS DIVISION
The Sterling Jewelers division operates jewelry stores in malls and off-mall locations in all 50 US states under national brands including Kay, Kay Jewelers Outlet, Jared and Jared Vault, as well as a variety of mall-based regional brands.
Sterling Jewelers store brand reviews
Store activity by brand

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Kay	68	42	58
Jared	8	18	17
Regional brands	—	—	—
Total stores opened or acquired during the year	76	60	75

Kay	(5)	(7)	(20)
Jared	(3)	(1)	—
Regional brands	(20)	(16)	(22)
Total stores closed during the year	(28)	(24)	(42)

Kay	1,192	1,129	1,094
Jared	275	270	253
Regional brands	121	141	157
Total stores open at the end of the year	1,588	1,540	1,504

Kay	$2.124	$2.178	$2.112
Jared(1)	$4.379	$4.650	$4.794
Regional brands	$1.242	$1.333	$1.318
Average sales per store (millions)(2)	$2.449	$2.518	$2.467

Kay	1,826	1,697	1,597
Jared	1,177	1,153	1,089
Regional brands	151	175	196
Total net selling square feet (thousands)	3,154	3,025	2,882

Increase in net store selling space	4.3%	5.0%	4.9%
(1)     Includes sales from all Jared store formats, including the smaller square footage and lower average sales per store concepts of Jared 4.0, Jared Jewelry Boutique and Jared Vault.
(2)     Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.

Sales data by brand

		Change from previous year
Fiscal 2017	Sales (millions)	Same store sales	Total sales
Kay	$2,539.7	(1.4)%	0.4%
Jared	1,227.5	(4.1)%	(2.0)%
Regional brands	163.2	(9.6)%	(20.6)%
Sterling Jewelers	$3,930.4	(2.6)%	(1.5)%
Kay Jewelers
Kay accounted for 40% of Signet’s sales in Fiscal 2017 (Fiscal 2016: 39%) and operated 1,192 stores in 50 states as of January 28, 2017 (January 30, 2016: 1,129 stores). Since 2004, Kay has been the largest specialty retail jewelry store brand in the US based on sales, and has subsequently increased its leadership position. Like the rest of our store banners, Kay targets a mid-market jewelry customer. But where Kay differs is that it particularly targets a customer, we identify as a “gifter,” who knows they need to buy jewelry but does not enjoy shopping and needs help to get it done right.
Details of Kay’s performance over the last three years is shown below:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales (millions)	$2,539.7	$2,530.3	$2,346.2
Average sales per store (millions)	$2.124	$2.178	$2.112
Stores at year end	1,192	1,129	1,094
Total net selling square feet (thousands)	1,826	1,697	1,597
Kay mall stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space, whereas Kay off-mall stores typically occupy about 2,200 square feet and have approximately 1,800 square feet of selling space. Kay operates in malls and off-mall stores. Off-mall stores primarily are located in outlet malls and power centers. The Sterling Jewelers store footprint will continue to diversify in Fiscal 2018 as new stores will be principally Kay stores in off-mall locations.
The following table summarizes the current composition of stores as of January 28, 2017 and net openings (closures) in the past three years:

	Stores at	Net openings (closures)
	January 28, 2017	Fiscal 2017	Fiscal 2016	Fiscal 2015
Mall	751	(4)	6	2
Off-mall and outlet	441	67	29	37
Total	1,192	63	35	39
Jared The Galleria Of Jewelry
With 275 stores in 40 states as of January 28, 2017 (January 30, 2016: 270 stores), Jared is a leading off-mall destination specialty retail jewelry store chain, based on sales. Jared accounted for 19% of Signet’s sales in Fiscal 2017 (Fiscal 2016: 19%). Jared is the fourth largest US specialty retail jewelry brand by sales. Like the rest of our store banners, Jared targets a mid-market jewelry customer. But where Jared differs is that it particularly targets a customer, we identify as a “sentimentalist,” who enjoys shopping for jewelry and cares very much about the details of the product and shopping process.
Details of Jared’s performance over the last three years is shown below:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales (millions)	$1,227.5	$1,252.9	$1,188.8
Average sales per store (millions)(1)	$4.379	$4.650	$4.794
Stores at year end	275	270	253
Total net selling square feet (thousands)	1,177	1,153	1,089
(1)     Includes sales from all Jared store formats, including the smaller square footage and lower average sales per store concepts of Jared 4.0, Jared Jewelry Boutique and Jared Vault.

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
Jared also operates Jared Jewelry Boutiques within malls. These mall stores have a smaller footprint than standard Jared locations and generally less than 2,000 square feet of selling space. A similar off-mall concept known as Jared 4.0, which utilizes approximately 3,600 square feet of selling space, allows for store openings in smaller markets, expands the Jared brand and increases the return on Jared advertising investment. Finally, Jared operates an outlet-mall concept known as Jared Vault which utilizes approximately 1,600 square feet of selling space. These stores are smaller than off-mall Jareds and offer a mix of identical products as Jared, as well as different, outlet-specific products at lower prices.
The following table summarizes the current composition of stores as of January 28, 2017 and net openings (closures) in the past three years:

	Stores at	Net openings (closures)
	January 28, 2017	Fiscal 2017	Fiscal 2016	Fiscal 2015
Mall	10	(1)	3	8
Off-mall and outlet	265	6	14	42
Total	275	5	17	50
Sterling Jewelers regional brands
The Sterling Jewelers division also operates mall stores under a variety of established regional nameplates. Regional brands in the Sterling Jewelers division accounted for 3% of Signet’s sales in Fiscal 2017 (Fiscal 2016: 3%) and as of January 28, 2017, include 121 regional brand stores in 29 states (January 30, 2016: 141 stores in 31 states). The leading brands include JB Robinson Jewelers, Marks & Morgan Jewelers and Belden Jewelers. Also included in the regional nameplates are Goodman Jewelers, LeRoy’s Jewelers, Osterman Jewelers, Rogers Jewelers, Shaw’s Jewelers and Weisfield Jewelers. The Company’s strategy is to reduce regional brand locations through conversion to national store brands or through closure upon lease expiration.
Details of the regional brands’ performance over the last three years is shown below:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales (millions)	$163.2	$205.5	$230.0
Average sales per store (millions)	$1.242	$1.333	$1.318
Stores at year end	121	141	157
Total net selling square feet (thousands)	151	175	196
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
Repair services represent less than 5% of sales, approximately 30% of transactions and are an important opportunity to build customer loyalty. The Jared Design & Service Centers, open the same hours as the store, also support other Sterling Jewelers and Zale division stores’ repair business.
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

Customer finance
General
Our in-house consumer financing program provides Signet with a competitive advantage through the enabling of incremental profitable sales that would not occur without a consumer financing program. Several factors inherent in the US jewelry business support the circumstances through which Signet is uniquely positioned to generate profitable incremental business through its consumer financing program. These factors include a high average transaction value; a significant population of customers seeking to finance merchandise primarily in the bridal category; and the minimum scale necessary to administer credit programs efficiently. In addition, our credit program provides other benefits to our business overall, including:

•	complementing our “Best in Bridal” strategy in that 50% of merchandise sales are bridal and 75% of Sterling Jewelers division bridal sales utilize our credit as form of tender.

•	providing a database of regular guests and spending habits.

•	establishing collection policies designed to minimize risk and maximize future sales as opposed to a focus on maximizing earnings from outstanding balances.
For our in-house credit program, as of January 28, 2017 and January 30, 2016, 55% and 53%, respectively, of balances due were from customers who were acquired as users of our credit program more than 12 months prior to their most recent purchase.
Our in-house consumer financing program has been centralized since 1990 and is fully integrated into the management of the Sterling Jewelers division. It is not a separate operating division nor does it report separate results. All assets and liabilities relating to consumer financing are shown on the balance sheet and there are no associated off-balance sheet arrangements. In addition to interest-bearing transactions that involve the use of in-house customer finance, a portion of credit sales are made using interest-free financing for one year and at a reduced rate for up to 36 months in select offers, subject to certain conditions. In most US states, guests also are offered optional third-party credit insurance.
As part of our operational strategy discussed previously, management continues to review strategic options related to its in-house consumer financing programs, which include optimizing our current in-house program or utilizing a full-outsourced model.
Underwriting
The majority of credit applications originate in one of our retail locations and are approved or denied automatically based on proprietary origination models. Origination and purchase authorization strategies are designed by a dedicated Risk Management team, which is separate and distinct from our retail sales organization ensuring that financing decisions are not influenced by sales driven objectives. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels. We have developed and refined proprietary statistical models that provide standardized credit decisions, and drive the optimization of credit limit assignment, down payment requirements and more significant debt service requirements as compared to general consumer lending standards. For certain credit applicants that may have past credit problems or lack credit history, we use stricter underwriting criteria. These additional requirements may include items such as verification of employment and minimum down payment levels. Part of our ability to control delinquency and net charge-offs is based on the level of required down payments, tailored credit limits and more significant debt service requirements as mentioned above. Underwriting risk tolerance has not been altered in the past 10 years. Several factors can influence portfolio risk outside of the initial origination and subsequent authorization decisions including macro-economic conditions, regulatory environment, operational system stability and strategy execution, store execution, and the ability of marketing and prospecting activities to attract a consistent risk weighted mix of new applicants to the receivable.
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

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Balance weighted FICO score - New Additions	684	684	685
Balance weighted FICO score - Portfolio	661	662	663
Credit monitoring and collections
Our objective is to facilitate the sale of jewelry and to collect the outstanding credit balance as quickly as possible, minimizing risk and enabling the customer to make additional jewelry purchases using their credit facility. On average, our receivable portfolio turns every 9-10 months. We closely monitor the credit portfolio to identify delinquent accounts early, and dedicate resources to contacting customers concerning past due accounts when they are as few as 5 days in arrears. Collectors are focused on a quality customer experience using risk-based calling and strategic account segmentation.

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
Portfolio aging
Since inception of its in-house financing, Signet measures delinquency and establishes loss allowances using a form of the recency method. This form of the recency method relies upon qualifying payments determined by management to measure delinquency. In general, an account will not remain current unless a qualifying payment is received. A customer is aged to the next delinquency level if they fail to make a qualifying payment by their monthly aging. A customer’s account ages each month five days after their due date listed on their statement, allowing for a grace period before collection efforts begin. A qualifying payment can be no less than 75% of the scheduled payment, increasing with the delinquency level. If an account holder is two payments behind, then they must make a full minimum payment to return to current status. If an account holder is three payments behind, then they must make three full payments before returning to a current status. If an account holder is more than three payments behind, then the entire past due amount is required to return to a current status. Establishing qualifying payment methods in accounting for delinquencies is appropriate considering the high minimum payments that are required of customers. The weighted average minimum payment required as a percentage of the outstanding balance was 8% at year end Fiscal 2017. The minimum payment does not decline as the balance declines. These two facts combined (higher scheduled payment requirement and no decline in payment requirement as balance decreases) allow Signet to collect on the receivable significantly faster than other retail/bank card accounts, which require a 5% or less minimum payment, reducing risk and more quickly freeing up customer open to buy for additional purchases. Of all payments received in Fiscal 2017, 97% were equal to or greater than the scheduled monthly payment, which is in line with experience during Fiscal 2016.
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
We deem accounts to be uncollectible and charge off when the account is both more than 120 days aged on a recency basis and 240 days aged on a contractual basis at the end of a month. Over the last 12 months, we have recovered 16% of charged-off amounts through our collection activities and the sale of previously charged off accounts. We track our charge-offs both gross, before recoveries, and net, after recoveries.

Customer financing statistics(1)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Total sales (millions)	$3,930.4	$3,988.7	$3,765.0
Credit sales (millions)	$2,438.3	$2,451.2	$2,277.1
Credit sales as % of total Sterling Jewelers sales(2)	62.0%	61.5%	60.5%
Net bad debt expense (millions)(3)	$212.1	$190.5	$160.0
Opening receivables (millions)	$1,855.9	$1,666.0	$1,453.8
Closing receivables (millions)	$1,952.0	$1,855.9	$1,666.0
Number of active credit accounts at year end(4)(7)	1,401,456	1,423,619	1,352,298
Average outstanding account balance at year end(7)	$1,405	$1,319	$1,245
Average monthly collection rate	11.0%	11.5%	11.9%
Ending bad debt allowance as a % of ending accounts receivable(1)	7.1%	7.0%	6.8%
Net charge-offs as a % of average gross accounts receivable(1)(5)(7)	10.7%	9.9%	9.3%
Non performing receivables as a % of ending accounts receivable(1)	4.1%	4.0%	3.8%

Credit portfolio impact:
Net bad debt expense (millions)(3)	$(212.1)	$(190.5)	$(160.0)
Late charge income (millions)	$36.0	$33.9	$31.3
Interest income from in-house customer finance programs (millions)(6)	$277.6	$252.5	$217.9
	$101.5	$95.9	$89.2
(1)    See Note 11 of Item 8 for additional information.
(2)    Including any deposits taken at the time of sale.
(3)    Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(4)    The number of active accounts is based on credit cycle end date closest to the fiscal year end date.
(5)    Net charge-offs calculated as gross charge-offs less recoveries. See Note 11 of Item 8 for additional information.
(6)    See Note 10 of Item 8. Primary component of other operating income, net, on the consolidated income statement.
(7)    See the liquidity and capital resources section of Item 7 for additional discussion regarding this metric.
ZALE DIVISION
The Zale division consists of two reportable segments: Zale Jewelry and Piercing Pagoda. Zale Jewelry operates jewelry stores located primarily in shopping malls throughout the US, Canada and Puerto Rico. Piercing Pagoda operates through mall-based kiosks throughout the US and Puerto Rico. In Fiscal 2017, approximately 14% of goods purchased in the Zale division were denominated in Canadian dollars (Fiscal 2016: 9%).
On May 29, 2014, Signet acquired 100% of the outstanding shares of Zale Corporation and Zale Corporation became a wholly-owned consolidated subsidiary of Signet (the “Acquisition”, see Note 3 in Item 8 for additional information related to the Acquisition). As such, Fiscal 2016 reflects the first full year of results as Fiscal 2015 reflects only the results since the acquisition date.

Zale store brand reviews
Store activity by brand

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Zales	40	24	731
Peoples	2	2	146
Regional brands	—	—	139
Total Zale Jewelry	42	26	1,016
Piercing Pagoda	35	12	615
Total stores opened or acquired during the year	77	38	1,631

Zales	(19)	(10)	(15)
Peoples	(4)	(1)	(2)
Regional brands	(26)	(10)	(27)
Total Zale Jewelry	(49)	(21)	(44)
Piercing Pagoda	(24)	(12)	(10)
Total stores closed during the year	(73)	(33)	(54)

Zales	751	730	716
Peoples	143	145	144
Regional brands	76	102	112
Total Zale Jewelry	970	977	972
Piercing Pagoda	616	605	605
Total stores open at the end of the year	1,586	1,582	1,577

Zales	$1.327	$1.467	$0.942	(3)
Peoples	$1.267	$1.353	$1.096	(3)
Regional brands	$0.982	$0.942	$0.682	(3)
Total Zale Jewelry	$1.290	$1.394	$0.934	(3)
Piercing Pagoda	$0.506	$0.376	$0.228	(3)
Average sales per store (millions)(1)	$0.988	$1.003	$0.662	(3)

Zales	1,039	1,010	990
Peoples	190	193	192
Regional brands	82	112	125
Total Zale Jewelry(2)	1,311	1,315	1,307
Piercing Pagoda	115	114	115
Total net selling square feet (thousands)(2)	1,426	1,429	1,422

Decrease (increase) in net store selling space	(0.2)%	0.5%	n/a
(1)     Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.
(2)    Includes 227 thousand, 240 thousand and 240 thousand square feet of net selling space in Canada in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
(3)    Fiscal 2015 average sales per store calculated based on sales since date of Acquisition.
n/a    Not applicable as Zale division was acquired in Fiscal 2015.

Sales data by brand

		Change from previous year
Fiscal 2017	Sales (millions)	Same store sales	Total sales
Zales	$1,257.4	(1.4)%	1.3%
Peoples	204.9	(4.6)%	(4.6)%
Regional brands	87.4	(9.6)%	(22.2)%
Total Zale Jewelry	$1,549.7	(2.4)%	(1.2)%
Piercing Pagoda	263.1	6.6%	8.2%
Zale division(1)	$1,812.8	(1.2)%	0.1%
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
Zales accounted for 20% of Signet’s sales in Fiscal 2017 (Fiscal 2016: 19%) and operated a total of 751 stores, including 744 stores in the United States and 7 stores in Puerto Rico as of January 28, 2017 (January 30, 2016: 730 total stores). Zales is positioned as “The Diamond Store” given its emphasis on diamond jewelry, especially in bridal and fashion.
Details of Zales’ performance since the Acquisition in Fiscal 2015 is shown below:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales (millions)	$1,257.4	$1,241.0	$800.9
Average sales per store (millions)	$1.327	$1.467	$0.942	(1)
Stores at year end	751	730	716
Total net selling square feet (thousands)	1,039	1,010	990
(1)    Fiscal 2015 average sales per store calculated based on sales since date of the Acquisition.
Zales mall stores typically occupy about 1,700 square feet and have approximately 1,300 square feet of selling space, whereas Zales off-mall stores typically occupy about 2,400 square feet and have approximately 1,700 square feet of selling space.
The following table summarizes the current composition of stores as of January 28, 2017 and net openings (closures) since the Acquisition:

	Stores at	Net openings (closures)
	January 28, 2017	Fiscal 2017	Fiscal 2016	Fiscal 2015
Mall	588	12	9	(6)
Off-mall and outlet	163	9	5	—
Total	751	21	14	(6)
Peoples Jewellers
Peoples Jewellers (“Peoples”) is Canada’s largest jewelry retailer, offering jewelry at affordable prices. Peoples accounted for 3% of Signet’s sales in Fiscal 2017 (Fiscal 2016: 3%) and operated 143 stores in Canada as of January 28, 2017 (January 30, 2016: 145 stores). Peoples is positioned as “Canada’s #1 Diamond Store” emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches.

Details of Peoples’ performance since the Acquisition in Fiscal 2015 is shown below:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales (millions)	$204.9	$214.8	$174.5
Average sales per store (millions)(1)	$1.267	$1.353	$1.096	(1)
Stores at year end	143	145	144
Total net selling square feet (thousands)	190	193	192
(1)    Fiscal 2015 average sales per store calculated based on sales since date of the Acquisition.
Peoples stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space.
Zale Jewelry regional brands
The Zale division also operates the regional store brands Gordon’s Jewelers (“Gordon’s”), in the US, and Mappins Jewellers (“Mappins”), in Canada. Regional brands in the Zale Jewelry segment accounted for 1% of Signet’s sales in Fiscal 2017 (Fiscal 2016: 2%) and operated a total of 76 stores, including 42 stores in the US and 34 stores in Canada as of January 28, 2017 (January 30, 2016: 102 total stores). The Company expects the number of regional brands locations to continue to decline through conversion to national store brands or through closure upon lease expiration.
Details of the regional brands’ performance since the Acquisition is shown below:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales (millions)	$87.4	$112.4	$93.3
Average sales per store (millions)(1)	$0.982	$0.942	$0.682	(1)
Stores at year end	76	102	112
Total net selling square feet (thousands)	82	112	125
(1)    Fiscal 2015 average sales per store calculated based on sales since date of the Acquisition.
Piercing Pagoda
Piercing Pagoda operates through mall-based kiosks in the US and Puerto Rico. Piercing Pagoda accounted for 4% of Signet’s sales in Fiscal 2017 (Fiscal 2016: 4%) and operated a total of 616 stores, including 609 stores in the United States and 7 stores in Puerto Rico as of January 28, 2017 (January 30, 2016: 605 total stores). Details of Piercing Pagoda’s performance since the Acquisition in Fiscal 2015 is shown below:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales (millions)	$263.1	$243.2	$146.9
Average sales per store (millions)(1)	$0.506	$0.376	$0.228	(1)
Stores at year end	616	605	605
Total net selling square feet (thousands)	115	114	115
(1)    Fiscal 2015 average sales per store calculated based on sales since date of the Acquisition.
Piercing Pagodas are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. The typical customer is the female self-purchaser. Piercing Pagoda offers a selection of gold, silver and diamond jewelry in basic styles at moderate prices.
Zale operating review
Other sales
Repair services represent approximately 2% of sales and 4% of transactions and are an important opportunity to build customer loyalty. During Fiscal 2017, Zale utilized the Jared Design & Service Centers to support its repair business for all US locations, which was an increase from approximately 200 stores in Fiscal 2016.
The Zale division sells extended service plans on certain products covering lifetime repair service and jewelry replacement. The lifetime extended service plans cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise or a replacement option if the merchandise cannot be repaired. Zale Jewelry also offers guests a two year fine watch warranty. Additionally, Zale Jewelry and Piercing Pagoda offer a one year jewelry replacement program, which requires the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged in accordance with the plan agreement.

Customer finance
Our consumer credit program is an integral part of our business and is a major driver of customer loyalty. Guests are offered revolving and interest free credit plans under our private label credit card programs offered in conjunction with Comenity Bank and TD Bank Services in Canada, in conjunction with other alternative finance vehicles, including Signet’s in-house consumer credit program beginning in late Fiscal 2016. These provide guests of the Zale division with a wide variety of financing options. Participation of the Zale division in Signet’s in-house consumer credit program was immaterial in Fiscal 2017. Nearly 47% of Zale sales in the US were financed by private label customer credit in Fiscal 2017 (Fiscal 2016: 42%). Canadian private label credit card sales represented 32% of Canadian sales in Fiscal 2017 (Fiscal 2016: 29%).
UK JEWELRY DIVISION
The UK Jewelry division transacts mainly in British pounds, as sales and the majority of operating expenses are incurred in that currency and its results are then translated into US dollars for external reporting purposes. In Fiscal 2017, approximately 25% of goods purchased were made in US dollars (Fiscal 2016: 25%). The following information for the UK Jewelry division is given in British pounds as management believes that this presentation assists in understanding the performance of the UK Jewelry division. Movements in the US dollar to British pound exchange rate therefore may have an impact on the results of Signet, particularly in periods of exchange rate volatility. See Item 6 for analysis of results at constant exchange rates; non-GAAP measures.
UK market
Ernest Jones and H.Samuel compete with a large number of independent jewelry retailers, as well as discount jewelry retailers, online retail and auction sites, apparel and accessory fashion stores, catalog showroom operators and supermarkets.
UK Jewelry store brand reviews
Store activity by brand

	Fiscal 2017	Fiscal 2016	Fiscal 2015
H.Samuel	6	2	—
Ernest Jones	3	8	8
Total stores opened or acquired during the year	9	10	8

H.Samuel	(3)	(3)	(2)
Ernest Jones	(1)	(2)	(1)
Total stores closed during the year	(4)	(5)	(3)

H.Samuel	304	301	302
Ernest Jones	204	202	196
Total stores open at the end of the year	508	503	498

H.Samuel	£0.748	£0.763	£0.760
Ernest Jones	£1.114	£1.142	£1.092
Average sales per store (millions)(1)	£0.894	£0.910	£0.887

H.Samuel	329	326	327
Ernest Jones	197	194	185
Total net selling square feet (thousands)	526	520	512

Increase in net store selling space	1.0%	1.5%	1.8%

(1)	Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.

Sales data by brand

		Change from previous year
Fiscal 2017	Sales (millions)	Same store sales	Total sales at constant exchange rates(1)	Total sales
H.Samuel	£245.0	(1.3)%	(0.9)%	(13.9)%
Ernest Jones	244.4	1.6%	2.8%	(10.6)%
UK Jewelry	£489.4	0.1%	0.9%	(12.3)%

(1)	Non-GAAP measure, see Item 6.
H.Samuel
H.Samuel accounted for 5% of Signet’s sales in Fiscal 2017 (Fiscal 2016: 6%), and is the largest specialty retail jewelry store brand in the UK by number of stores. H.Samuel has 150 years of jewelry heritage, with a target customer focused on inexpensive fashion-trend oriented, everyday jewelry. The typical store selling space is 1,100 square feet.
H.Samuel continues to focus on larger store formats in regional shopping centers. Details of H.Samuel’s performance over the last three years is shown below:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales (millions)	£245.0	£247.4	£240.3
Average sales per store (millions)	£0.748	£0.763	£0.760
Stores at year end	304	301	302
Total net selling square feet (thousands)	329	326	327
Ernest Jones
Ernest Jones (including stores selling under the Leslie Davis nameplate) accounted for 5% of Signet’s sales in Fiscal 2017 (Fiscal 2016: 6%), and is the second largest specialty retail jewelry store brand in the UK by number of stores. It serves the upper middle market, with a target customer focused on high-quality, timeless jewelry. The typical store selling space is 900 square feet. Details of Ernest Jones’ performance over the last three years is shown below:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales (millions)	£244.4	£237.9	£217.8
Average sales per store (millions)	£1.114	£1.142	£1.092
Stores at year end	204	202	196
Total net selling square feet (thousands)	197	194	185
UK Jewelry operating review
Customer finance
In Fiscal 2017, approximately 8% of the division’s sales were made through a customer finance program provided through a third party (Fiscal 2016: 7%). Signet does not provide this service itself in the UK due to low demand for customer finance.
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
AVAILABLE INFORMATION
Signet files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the US Securities and Exchange Commission (“SEC”). Prior to February 1, 2010, Signet filed annual reports on Form 20-F and furnished other reports on Form 6-K with the SEC. Such information, and amendments to reports previously filed or furnished, is available free of charge from our corporate website, www.signetjewelers.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC. The public also may read and copy any of these filings at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains a website at www.sec.gov that contains the Company’s filings.

ITEM 1A. RISK FACTORS
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
As 10% of Signet’s sales are accounted for by its UK Jewelry division, economic conditions in the eurozone have a significant impact on the UK economy even though the UK is not a member of the eurozone. Therefore, developments in the eurozone could adversely impact trading in the UK Jewelry division, as well as adversely impact the US economy.
Global economic conditions and regulatory changes following the United Kingdom’s announced intention to exit from the European Union could adversely impact Signet’s business and results of operations located in, or closely associated with, the United Kingdom.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (often referred to as Brexit) in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. This will be either accompanied or followed by negotiations between the European Union and the United Kingdom concerning the future relations between the parties. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union. This includes uncertainty with respect to the laws and regulations, including regulations applicable to Signet’s business that will apply in the United Kingdom in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider a referendum on withdrawal from the European Union for their territory. These developments, or the perception that any of them could occur, could adversely impact global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity, which could adversely impact our business, financial condition and results of operations especially those located in, or closely associated with, the United Kingdom. Brexit could lead to long-term volatility in the currency markets and there could be long-term detrimental effects on the value of the British Pound. Brexit could also impact other currencies. Signet uses foreign currency derivative instruments to hedge certain exposures to currency exchange rate risks. The results of the Brexit referendum could increase Signet’s exposure to foreign currency rate exchange risks and reduce its ability to effectively use certain derivative instruments as a way to hedge risks.
Any deterioration in consumers’ financial position or changes to the regulatory requirements regarding the granting of credit to customers could adversely impact the Company’s sales, earnings and the collectability of accounts receivable.
More than half of Signet’s sales in the US and Canada utilize its in-house or third-party customer financing programs and an additional 35% of purchases are made using third party bank cards. Any significant deterioration in general economic conditions or increase in consumer debt levels may inhibit consumers’ use of credit and decrease consumers’ ability to satisfy Signet’s requirement for access to customer finance and could in turn have an adverse effect on the Company’s sales. Furthermore, any downturn in general or local economic conditions, in particular an increase in unemployment in the markets in which the Signet operates, may adversely affect its collection of outstanding accounts receivable, its net bad debt charge and hence earnings.
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
Signet’s share price may be volatile.
Signet’s share price may fluctuate substantially as a result of variations in the actual or anticipated results and financial conditions of Signet and other companies in the retail industry. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks in a manner unrelated, or disproportionate, to the operating performance of these companies.

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
Signet’s sales, operating income, cash and inventory levels fluctuate on a seasonal basis.
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
Deterioration in the Company’s capital structure or financial performance could result in constraints on capital or financial covenant breaches. In addition, a portion of the Company’s debt is variable rate and volatility in benchmark interest rates could adversely impact the Company’s financial results.
While Signet has a strong balance sheet with adequate liquidity to meet its operating requirements, the credit ratings agencies periodically review our capital structure and the quality and stability of our earnings. A deterioration in Signet’s capital structure or the quality and stability of earnings could result in a downgrade of Signet’s credit rating. Any negative ratings actions could also constrain the capital available to the Company, could limit the Company’s access to funding for its operations, funding dividends and share repurchases, and increase the Company’s financing costs. Changes in general credit market conditions could also affect Signet’s ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs will likely increase, which could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, as a result of the Company’s exposure to variable interest rate debt, volatility in benchmark interest rates could adversely impact the Company’s financial results.
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
Fluctuations in foreign exchange rates could adversely impact the Company’s results of operations and financial condition.
Signet publishes its consolidated annual financial statements in US dollars. At January 28, 2017, Signet held approximately 91% of its total assets in entities whose functional currency is the US dollar and generated approximately 86% of its sales and 94% of its operating income in US dollars for the fiscal year then ended. All the remaining assets, sales and operating income are in UK British pounds and Canadian dollars. Therefore, the Company’s results of operations and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would decrease reported sales and operating income.
The monthly average exchange rates are used to prepare the income statement and are calculated based on the daily exchange rates experienced by the UK Jewelry division and the Canadian subsidiaries of the Zale division in the fiscal month.
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
The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones. In particular, diamonds accounted for about 45%, and gold about 14%, of Signet’s merchandise costs in Fiscal 2017.
In Fiscal 2017, prices for the assortment of polished diamonds utilized by Signet decreased slightly compared to prior year. Industry forecasts indicate that over the medium and longer term, the demand for diamonds will probably increase faster than the growth in supply, particularly as a result of growing demand in countries such as China and India. Therefore, the cost of diamonds is anticipated to rise over time, although fluctuations in price are likely to continue to occur. The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on diamond prices, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain.
While jewelry manufacturing is the major final demand for gold, management believes that the cost of gold is predominantly impacted by investment transactions which have resulted in significant volatility in the gold price in recent years. Signet’s cost of merchandise and potentially its earnings may be adversely impacted by investment market considerations that cause the price of gold to significantly escalate.
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
An inability to increase retail prices to reflect higher commodity costs would result in lower profitability. Historically, jewelry retailers have been able, over time, to increase prices to reflect changes in commodity costs. However, in general, particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices. As Signet uses an average cost inventory methodology, volatility in its commodity costs may also result in a time lag before cost increases are reflected in retail prices. There is no certainty that such price increases will be sustainable, so downward pressure on gross margins and earnings may occur. In addition, any sustained increases in the cost of commodities could result in the need to fund a higher level of inventory or changes in the merchandise available to the customer.
In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production (based upon recent estimates), the final rules require Signet and other affected companies that file with the SEC to make specified country of origin inquiries of our suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum and tungsten), that are used in products sold by Signet in the US and elsewhere. On May 27, 2016, Signet filed with the SEC its Form Specialized Disclosure (“SD”) and accompanying Conflict Minerals Report in accordance with the SEC’s rules, which together describe our country of origin inquiries and due diligence measures relating to the source and chain of custody of those designated minerals Signet deemed necessary to the functionality or production of our products, the results of those activities and our related determinations with respect to the calendar year ended December 31, 2015.
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
The Company’s ability to satisfy the accounting requirements for “hedge accounting,” or the default or insolvency of a counterparty to a hedging contract, could adversely impact results.
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
The Company’s inability to obtain merchandise that customers wish to purchase, particularly ahead of and during the fourth quarter, could adversely impact sales.
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
Signet benefits from close commercial relationships with a number of suppliers. Damage to, or loss of, any of these relationships could have a detrimental effect on results. Management holds regular reviews with major suppliers. Signet’s most significant supplier accounts for 5.5% of merchandise. Government requirements regarding sources of commodities, such as those required by the Dodd-Frank Act, could result in Signet choosing to terminate relationships with suppliers in the future due to a change in a supplier’s sourcing practices or Signet’s compliance with laws and internal policies.
Luxury and prestige watch manufacturers and distributors normally grant agencies the right to sell their ranges on a store-by-store basis. The watch brands sold by Ernest Jones, and to a lesser extent Jared, help attract customers and build sales in all categories. Therefore, an inability to obtain or retain watch agencies for a location could harm the performance of that particular store. In the case of Ernest Jones, the inability to gain additional prestige watch agencies is an important factor in, and may reduce the likelihood of, opening new stores, which could adversely impact sales growth.
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
The Company’s ability to recruit, train, motivate and retain suitably qualified sales associates could adversely impact sales and earnings.
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
Consumer attitudes to diamonds, gold and other precious metals and gemstones also influence the level of Signet’s sales. Attitudes could be affected by a variety of issues including concern over the source of raw materials; the impact of mining and refining of minerals on the environment, the local community and the political stability of the producing country; labor conditions in the supply chain; and the availability of and consumer attitudes to substitute products such as cubic zirconia, moissanite and laboratory-created diamonds. A negative change in consumer attitudes to jewelry could adversely impact sales and earnings.

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
The Company’s inability to rent stores that satisfy management’s operational and financial criteria could adversely impact sales, as could changes in locations where customers shop.
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
An inability to successfully develop and maintain a relevant omni-channel experience for customers could adversely impact Signet’s business and results of operations.
Signet’s business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel retailing is rapidly evolving and Signet must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones and other devices to comparison shop, determine product availability and complete purchases online. Signet must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers that have the right features and are reliable and easy to use. If Signet is unable to make, improve or develop relevant customer-facing technology in a timely manner, the Company’s ability to compete and its results of operations could be materially and adversely affected. In addition, if Signet’s online activities or other customer-facing technology systems do not function as designed, the Company may experience a loss of customer confidence, data security breaches, lost sales or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.
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
In March 2008, private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in US District Court for the Southern District of New York, which has been referred to private arbitration. In September 2008, the US Equal Employment Opportunities Commission filed a lawsuit against Sterling in US District Court for the Western District of New York. Sterling denies the allegations from both parties and has been defending these cases vigorously. If, however, it is unsuccessful in either defense, Sterling could be required to pay substantial damages. At this point, no outcome or amount of loss is able to be estimated. See Note 25 in Item 8.
In August 2016, individual plaintiffs filed putative class actions asserting claims under the federal securities laws in the US District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer seeking an unspecified amount of damages. The cases were consolidated and an amended complaint was filed in January 2017. Plaintiffs sought leave from court which was granted to file a second amended complaint. Signet denies the current allegations and intends to defend the case vigorously. If, however, it is unsuccessful in its defense, Signet could be required to pay substantial damages. At this point, no outcome or amount of loss is able to be estimated. See Note 25 in Item 8.

At any point in time, various tax years are subject to, or are in the process of, audit by various taxing authorities. To the extent that management’s estimates of settlements change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax in the period in which such determinations are made.
Failure to comply with labor regulations could adversely affect the Company’s business.
State, federal and global laws and regulations regarding employment change frequently and the ultimate cost of compliance cannot be precisely estimated. Failure by Signet to comply with labor regulations could result in fines and legal actions. In addition, the ability to recruit and retain staff could be harmed.
Collective bargaining activity could disrupt the Company’s operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies.
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
The Company’s ability to comply with changes in laws and regulations could adversely affect our business.
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
Changes in existing taxation benefits, rules or practices may adversely affect the Company’s financial results.
The Company operates through various subsidiaries in numerous countries throughout the world. Consequently, Signet is subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United States or jurisdictions where any subsidiaries operate or are incorporated. Tax laws, treaties and regulations are highly complex and subject to interpretation. The Company’s income tax expense is based upon interpretation of the tax laws in effect in various countries at the time such expense was incurred. If these tax laws, treaties or regulations were to change or any tax authority were to successfully challenge our assessment of the effects of such laws, treaties and regulations in any country, this could result in a higher effective tax rate on the Company’s taxable earnings, which could have a material adverse effect on the Company’s results of operations.
In addition, the Organization for Economic Co-Operation and Development (“OECD”) has published an action plan seeking multilateral cooperation to reform the taxation of multinational companies. Countries already have begun to implement some of these action items, and likely will continue to adopt more of them over the next several years. This may result in unilateral or uncoordinated local country application of the action items. Any such inconsistencies in the tax laws of countries where the Company operates or is incorporated may lead to increased uncertainty with respect to tax positions or otherwise increase the potential for double taxation. Proposals for U.S. tax reform also potentially could have a significant adverse effect on us. In addition, the European Commission has conducted investigations in multiple countries focusing on whether local country tax legislation or rulings provide preferential tax treatment in violation of European Union state aid rules. Any impacts of these actions could increase the Company’s tax liabilities, which in turn could have a material adverse effect on the Company’s results of operations and financial condition.
The Parent Company is incorporated in Bermuda. The directors intend to conduct the Parent Company’s affairs such that, based on current law and practice of the relevant tax authorities, the Parent Company will not become resident for tax purposes in any other territory. At the present time, there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by the Parent Company or by its shareholders in respect of its common shares. The Parent Company has obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 31, 2035, be applicable to it or to any of its operations or to its shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by it in respect of real property owned or leased by it in Bermuda. Given the limited duration of the Minister of Finance’s assurance, the Parent Company cannot be certain that it will not be subject to Bermuda tax after March 31, 2035. In the event the Parent Company were to become subject to any Bermuda tax after such date, it could have a material adverse effect on the Parent Company’s results of operations and financial condition.
Likewise, Signet’s non-U.S. subsidiaries operate in a manner that they should not be subject to U.S. income tax because none of them should be treated as engaged in a trade or business in the U.S. If, despite this, the IRS were to successfully contend that the Parent Company or any of its non-U.S. subsidiaries are engaged in a trade or business in the U.S., such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, which could adversely affect the Company’s results of operations.

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
The success of the transaction will depend, in part, on our ability to successfully combine the Signet and Zale businesses in order to realize the anticipated benefits and synergies from combination. If the combined company is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the transaction may not be realized fully. In addition, we have incurred a number of substantial transaction and integration-related costs associated with completing the transaction, combining the operations of the two companies and taking steps to achieve desired synergies. Transaction costs include, but are not limited to, fees paid to legal, financial, accounting and integration advisors, regulatory filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our and Zale Corporation’s businesses. There can be no assurance that the realization of other efficiencies related to the integration of the two businesses, as well as the elimination of certain duplicative costs, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term, or at all.
Additionally, these integration difficulties could result in declines in the market value of our common stock.
The Company’s ability to protect intellectual property could have a negative impact on our brands, reputation and operating results.
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
If the Company’s goodwill or indefinite-lived intangible assets become impaired, we may be required to record significant charges to earnings.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The following table provides the location, use and size of our distribution, corporate and other non-retail facilities required to support the Company’s global operations as of January 28, 2017:

Location	Function	Approximate square footage	Lease or Own	Lease expiration
Akron, Ohio(1)	Corporate and distribution	460,000	Lease	2047
Akron, Ohio	Credit	86,000	Lease	2047
Akron, Ohio	Training	12,000	Lease	2047
Akron, Ohio	Repair Center	38,000	Own	N/A
Akron, Ohio	Corporate	34,900	Lease	2019
Barberton, Ohio	Non-merchandise fulfillment	135,000	Lease	2031
New York City, New York	Design	4,600	Lease	2020
New York City, New York	Diamond trading	2,000	Lease	2021
Irving, Texas(2)	Corporate and distribution	414,000	Lease	2018
Toronto, Ontario (Canada)	Distribution and fulfillment	26,000	Lease	2019
Birmingham, UK	Corporate and eCommerce fulfillment	255,000	Own	N/A
Borehamwood, Hertfordshire (UK)	Corporate and distribution	36,200	Lease	2020
Gaborone, Botswana	Diamond polishing	34,200	Own	N/A
Mumbai, India	Diamond liaison	3,000	Lease	2018

(1)	Signet is expanding the Akron headquarters by approximately 80,000 square feet to enhance distribution capabilities. The expansion is scheduled to be open for operation by the end of Fiscal 2018.

(2)
Signet will be relocating the Dallas headquarters to a new 225,000 square foot facility upon expiration of the existing lease for the facility in Irving, Texas. The lease for this new headquarters will expire in 2028. Additionally, Signet is currently building a 31,000 square foot freestanding repair facility in Dallas, Texas, similar to the repair center in Akron, Ohio. It is scheduled to open for operation in March 2017 with the new lease set to expire in 2028.

Sufficient distribution exists in all geographies to meet the respective needs of the Company’s operations.
Global retail property
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet’s divisions, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied. Below is a summary of property details by geography for our retail operations as of January 28, 2017:

	Sterling Jewelers division				Zale division						UK Jewelry division			Signet
	Kay	Jared	Regional brands	Total	Zales	Peoples	Regional brands	Total Zale Jewelry	Piercing Pagoda	Total	H.Samuel	Ernest Jones	Total	Total stores
US	1,192	275	121	1,588	744	—	42	786	609	1,395	—	—	—	2,983
Canada	—	—	—	—	—	143	34	177	—	177	—	—	—	177
Puerto Rico	—	—	—	—	7	—	—	7	7	14	—	—	—	14
United Kingdom	—	—	—	—	—	—	—	—	—	—	291	199	490	490
Republic of Ireland	—	—	—	—	—	—	—	—	—	—	11	4	15	15
Channel Islands	—	—	—	—	—	—	—	—	—	—	2	1	3	3
Total	1,192	275	121	1,588	751	143	76	970	616	1,586	304	204	508	3,682
Store locations by US state, Canadian province and Puerto Rico, as of January 28, 2017, are as follows:

	Sterling Jewelers division				Zale division						Signet
	Kay	Jared	Regional brands	Total	Zales	Peoples	Regional brands	Total Zale Jewelry	Piercing Pagoda	Total	Total Stores
Alabama	25	4	3	32	12	—	—	12	4	16	48
Alaska	3	—	1	4	2	—	—	2	—	2	6
Arizona	20	9	1	30	14	—	—	14	11	25	55
Arkansas	9	1	—	10	10	—	3	13	—	13	23
California	79	19	1	99	56	—	—	56	40	96	195
Colorado	16	6	—	22	15	—	—	15	4	19	41
Connecticut	13	2	2	17	10	—	—	10	16	26	43
Delaware	4	2	—	6	4	—	1	5	6	11	17
Florida	83	23	7	113	57	—	5	62	70	132	245
Georgia	50	13	4	67	22	—	—	22	12	34	101
Hawaii	8	1	—	9	8	—	—	8	—	8	17
Idaho	5	1	—	6	2	—	—	2	—	2	8
Illinois	45	12	4	61	26	—	—	26	21	47	108
Indiana	29	6	6	41	13	—	—	13	13	26	67
Iowa	18	2	1	21	6	—	—	6	4	10	31
Kansas	9	2	—	11	7	—	—	7	5	12	23
Kentucky	21	3	6	30	8	—	—	8	6	14	44
Louisiana	17	3	1	21	16	—	6	22	—	22	43
Maine	6	1	1	8	1	—	—	1	2	3	11
Maryland	31	10	5	46	16	—	—	16	23	39	85
Massachusetts	25	6	3	34	12	—	—	12	23	35	69
Michigan	40	9	8	57	22	—	—	22	11	33	90
Minnesota	17	5	3	25	9	—	—	9	7	16	41
Mississippi	14	—	—	14	8	—	—	8	—	8	22
Missouri	22	5	—	27	12	—	—	12	6	18	45
Montana	3	—	—	3	1	—	—	1	—	1	4
Nebraska	8	—	—	8	3	—	—	3	1	4	12
Nevada	10	3	1	14	7	—	1	8	5	13	27
New Hampshire	11	4	2	17	7	—	—	7	7	14	31
New Jersey	32	7	—	39	20	—	—	20	33	53	92
New Mexico	5	1	—	6	9	—	2	11	4	15	21

New York	67	9	3	79	43	—	—	43	64	107	186
North Carolina	46	12	1	59	20	—	1	21	19	40	99
North Dakota	4	—	—	4	3	—	—	3	1	4	8
Ohio	66	16	21	103	19	—	—	19	23	42	145
Oklahoma	10	2	—	12	11	—	4	15	—	15	27
Oregon	16	3	—	19	5	—	—	5	5	10	29
Pennsylvania	62	11	7	80	36	—	1	37	63	100	180
Rhode Island	4	1	—	5	2	—	—	2	3	5	10
South Carolina	26	3	2	31	10	—	—	10	6	16	47
South Dakota	3	—	—	3	3	—	—	3	1	4	7
Tennessee	28	8	3	39	18	—	1	19	5	24	63
Texas	76	30	—	106	99	—	17	116	21	137	243
Utah	10	3	—	13	2	—	—	2	3	5	18
Vermont	2	—	—	2	1	—	—	1	1	2	4
Virginia	40	10	7	57	26	—	—	26	27	53	110
Washington	19	3	7	29	14	—	—	14	12	26	55
West Virginia	10	—	6	16	6	—	—	6	8	14	30
Wisconsin	23	4	4	31	8	—	—	8	13	21	52
Wyoming	2	—	—	2	3	—	—	3	—	3	5
US	1,192	275	121	1,588	744	—	42	786	609	1,395	2,983
Alberta	—	—	—	—	—	23	8	31	—	31	31
British Columbia	—	—	—	—	—	24	2	26	—	26	26
Manitoba	—	—	—	—	—	5	—	5	—	5	5
New Brunswick	—	—	—	—	—	3	—	3	—	3	3
Newfoundland	—	—	—	—	—	2	—	2	—	2	2
Nova Scotia	—	—	—	—	—	7	2	9	—	9	9
Ontario	—	—	—	—	—	68	21	89	—	89	89
Prince Edward Island	—	—	—	—	—	2	1	3	—	3	3
Saskatchewan	—	—	—	—	—	9	—	9	—	9	9
Canada	—	—	—	—	—	143	34	177	—	177	177
Puerto Rico	—	—	—	—	7	—	—	7	7	14	14
Total North America	1,192	275	121	1,588	751	143	76	970	616	1,586	3,174
North America retail property
Signet’s Sterling Jewelers, Zale Jewelry and Piercing Pagoda segments operate stores and kiosks in the US, with substantially all of the locations being leased. In addition to a minimum annual rent cost, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2017, most of the mall stores and kiosks only made base rental payments. Under the terms of a typical lease, the Company is required to conform and maintain its usage to agreed standards, including meeting required advertising expenditure as a percentage of sales, and are responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall.
The initial term of a mall store lease is generally ten years for Sterling Jewelers and Zale Jewelry and one to five years for Piercing Pagoda kiosks. Towards the end of a lease, management evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where management is uncertain whether the location will meet management’s required return on investment, but the store is profitable, the leases may be renewed for one to five years, during which time the store’s performance is further evaluated. There are typically about 250 such mall stores at any one time in the Sterling Jewelers segment, as well as the Zale Jewelry segment. Jared stores are normally opened on 10 to 15 year leases with options to extend the lease, and rents are not sales related. A refurbishment of a Jared store is normally undertaken every five to ten years.
The Zale Jewelry segment operates stores in Canada and Puerto Rico, all under operating leases, with terms and characteristics similar to the US locations described above. The Piercing Pagoda segment operates kiosks in Puerto Rico, all under operating leases, with terms and characteristics similar to the US locations described above.

At January 28, 2017, the average unexpired lease term of leased premises for the Sterling Jewelers segment was approximately 5 years, and approximately 52% of these leases had terms expiring within five years. The cost of remodeling a mall store is similar to the cost of a new mall store, which is typically between $0.3 million and $0.7 million, depending on the scope of the remodel project. Jared refurbishments typically cost on average less than $0.2 million. New Jared stores typically cost between $2.1 million and $3.1 million. In Fiscal 2017, a total of 64 store locations were remodeled (Fiscal 2016: 95 locations).
At January 28, 2017, the average unexpired lease term of leased premises for the Zale Jewelry and Piercing Pagoda segments was 4 and 2 years, respectively, with approximately 80% of these leases having terms expiring within five years. The cost of remodeling a Zale Jewelry mall store is similar to the cost of a new mall store, which is typically between $0.3 million and $0.7 million. The cost of a new Piercing Pagoda kiosk approximates $0.1 million. In Fiscal 2017, store remodels were completed at 42 Zale Jewelry stores and 83 Piercing Pagoda kiosks. In Fiscal 2016, store remodels were completed at 45 Zale Jewelry stores and 74 Piercing Pagoda kiosks.
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
UK retail property
The UK Jewelry division’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into, or including break clauses in order to improve the flexibility of its lease commitments. At January 28, 2017, the average unexpired lease term of UK Jewelry premises was 5 years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value.
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
Other
The Company has entered into agreements to assign or sublease certain premises as of January 28, 2017. See Note 25 of Item 8 for additional information.
ITEM 3. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 25 of Item 8.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and dividend information
The principal trading market for the Company’s common shares is the New York Stock Exchange (symbol: SIG). The following table sets forth the high and low sale prices per common share and the dividends per share declared on the common shares during the periods indicated:

	Fiscal 2017			Fiscal 2016
	High	Low	Dividend	High	Low	Dividend
First quarter	$124.03	$94.71	$0.26	$139.78	$117.39	$0.22
Second quarter	$109.48	$79.26	$0.26	$137.62	$118.62	$0.22
Third quarter	$95.50	$73.16	$0.26	$150.94	$117.56	$0.22
Fourth quarter	$98.72	$79.99	$0.26	$149.73	$113.39	$0.22
On February 16, 2016, the Company filed a voluntary application with the United Kingdom’s Financial Conduct Authority to delist its common shares from the London Stock Exchange (“LSE”). Signet took this action as a result of less than 1% of the Company’s annual trading volume being executed on the LSE. As a result, the benefit of LSE listing was outweighed by the monetary expense, regulatory burdens and time spent on LSE-driven activity. Common shares of the Company continued to trade on the LSE until close of business on March 15, 2016.
On March 9, 2017, the Board of Directors (the “Board”) declared a 19% increase in the first quarter dividend, resulting in an increase from $0.26 to $0.31 per Signet common share. Future payments of quarterly dividends will be based on Signet’s ability to satisfy all applicable statutory and regulatory requirements and its continued financial strength. Any future payment of cash dividends will depend upon such factors as Signet’s earnings, capital requirements, financial condition, restrictions under Signet’s credit facility, legal restrictions and other factors deemed relevant by the Board.
Number of common shareholders
As of March 10, 2017, there were approximately 7,370 shareholders of record.
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the fourth quarter of Fiscal 2017:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 30, 2016 to November 26, 2016	—	$—		—	$668,086,614
November 27, 2016 to December 24, 2016	—	$—		—	$668,086,614
December 25, 2016 to January 28, 2017	1,311,540	$87.01	(1)	1,311,540	$510,586,584
Total	1,311,540	$87.01	(1)	1,311,540	$510,586,584

(1)
In February 2016 and August 2016, the Board of Directors authorized the repurchase of Signet’s common shares up to $750.0 million and $625.0 million, respectively, for a combined total of $1,375.0 million (the “2016 Program”). The Company entered into an accelerated share repurchase (“ASR”) agreement on October 5, 2016 to repurchase $525.0 million of the Company’s common shares and took delivery of 4.7 million shares. In December 2016, the Company finalized the transaction and received an additional 1.3 million shares. Total shares repurchased under the ASR were 6.0 million shares at an average purchase price of $87.01 per share based on the volume-weighted average price of the Company’s common shares traded during the pricing period, less an agreed discount. See Note 6 of Item 8 for additional information.

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
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of Signet’s common shares against the cumulative total return of the S&P 500 Index and the S&P 500 Specialty Retail Index for the five year period ended January 28, 2017. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s common shares and the respective indices on January 28, 2012 through January 28, 2017.
Related Shareholder Matters
The Parent Company is classified by the Bermuda Monetary Authority as a non-resident of Bermuda for exchange control purposes. Issues and transfers of common shares involving persons regarded as non-residents of Bermuda for exchange control purposes may be effected without specific consent under the Exchange Control Act 1972 of Bermuda and regulations thereunder. Issues and transfers of common shares involving persons regarded as residents in Bermuda for exchange control purposes may require specific prior approval under the Exchange Control Act 1972 of Bermuda and regulations thereunder.
The owners of common shares who are non-residents of Bermuda are not subject to any restrictions on their rights to hold or vote their shares. Because the Parent Company is classified as a non-resident of Bermuda for exchange control purposes, there are no restrictions on its ability to transfer funds into and out of Bermuda or to pay dividends, other than in respect of local Bermuda currency.
There is no reciprocal tax treaty between Bermuda and the United States regarding withholding taxes. Under existing Bermuda law, there is no Bermuda income or withholding tax on dividends paid by the Parent Company to its shareholders. Furthermore, under existing Bermuda law, no Bermuda tax is levied on the sale or transfer of Signet common shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The financial data included below for Fiscal 2017, Fiscal 2016 and Fiscal 2015 has been derived from the audited consolidated financial statements included in Item 8. The financial data for these periods should be read in conjunction with the financial statements, including the notes thereto, and Item 7. The financial data included below for Fiscal 2014 and Fiscal 2013 has been derived from the previously published consolidated audited financial statements not included in this document.

FINANCIAL DATA:	Fiscal 2017		Fiscal 2016		Fiscal 2015(1)		Fiscal 2014	Fiscal 2013(2)
Income statement:	(in millions)
Sales	$6,408.4		$6,550.2		$5,736.3		$4,209.2	$3,983.4
Gross margin	$2,360.8		$2,440.4		$2,074.2		$1,580.5	$1,537.4
Selling, general and administrative expenses	$(1,880.2)		$(1,987.6)		$(1,712.9)		$(1,196.7)	$(1,138.3)
Operating income	$763.2		$703.7		$576.6		$570.5	$560.5
Net income attributable to common shareholders	$531.3		$467.9		$381.3		$368.0	$359.9
Adjusted EBITDA(3)	$955.0		$891.5		$762.9		$680.7	$659.9
Same store sales percentage (decrease) increase	(1.9)%		4.1%		4.1%		4.4%	3.3%

	(Income statement as a % of sales)
Sales	100.0%		100.0%		100.0%		100.0%	100.0%
Gross margin	36.8%		37.3%		36.2%		37.5%	38.6%
Selling, general and administrative expenses	(29.3)%		(30.4)%		(29.9)%		(28.4)%	(28.6)%
Operating income	11.9%	(4)	10.7%	(4)	10.0%	(4)	13.5%	14.1%
Net income attributable to common shareholders	8.3%		7.1%		6.6%		8.7%	9.0%
Adjusted EBITDA(3)	14.9%		13.6%		13.3%		16.2%	16.6%

Per share data:
Earnings per common share:
Basic	$7.13		$5.89		$4.77		$4.59	$4.37
Diluted	$7.08		$5.87		$4.75		$4.56	$4.35
Dividends declared per common share	$1.04		$0.88		$0.72		$0.60	$0.48

Weighted average common shares outstanding:	(in millions)
Basic	74.5		79.5		79.9		80.2	82.3
Diluted	76.7		79.7		80.2		80.7	82.8

Balance sheet:	(in millions)
Total assets(5)	$6,597.8		$6,464.9		$6,203.0		$3,916.1	$3,616.5
Total liabilities(5)	$3,495.7		$3,404.2		$3,392.6		$1,353.0	$1,286.6
Series A redeemable convertible preferred shares	$611.9		n/a		n/a		n/a	n/a
Net (debt) cash(3)	$(1,310.3)		$(1,241.0)		$(1,256.4)		$228.3	$301.0
Working capital	$3,438.9		$3,437.0		$3,210.3		$2,467.0	$2,292.2
Common shares outstanding	68.3		79.4		80.3		80.2	81.4

(1)
On May 29, 2014, the Company completed the acquisition of Zale Corporation. Fiscal 2015 results include Zale Corporation’s results since the date of acquisition. See Note 3 of Item 8 for additional information.

(2)	Fiscal 2013 was a 53 week period. The 53rd week added $56.4 million in net sales and decreased diluted earnings per share by approximately $0.02 for the fiscal period.
(3)    Adjusted EBITDA and net (debt) cash are non-GAAP measures; see “GAAP and non-GAAP Measures” below.

(4)	The acquisition of Zale in May 2014, with operating margins lower than that of Signet, caused an overall lower operating margin for Signet.

(5)
Results reclassified in accordance with Signet’s adoption of Accounting Standards Update 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. See Note 2 of Item 8 for additional information.

n/a	Not applicable as Series A redeemable convertible preferred shares were issued in October 2016.

	Fiscal 2017		Fiscal 2016		Fiscal 2015(1)		Fiscal 2014		Fiscal 2013
Other financial data:
Free cash flow (in millions)(2)	$400.3		$216.8		$62.8		$82.8		$178.5
Effective tax rate	23.9%		28.9%		29.5%		35.0%		35.4%
ROCE(2)	21.4%		21.0%		19.5%		25.2%		28.1%
Adjusted leverage ratio(2)	3.6x		3.3x		3.5x		1.8x		1.8x

Store and employee data:
Store locations (at end of period)	3,682		3,625		3,579		1,964		1,954
Number of employees (full-time equivalents)	29,566	(3)	29,057	(3)	28,949	(3)	18,179	(3)	17,877

(1)
On May 29, 2014, the Company completed the acquisition of Zale Corporation. Fiscal 2015 includes Zale Corporation’s results since the date of acquisition. See Note 3 of Item 8 for additional information.

(2)    Free cash flow, ROCE and adjusted leverage ratio are non-GAAP measures; see “GAAP and non-GAAP Measures” below.

(3)
Number of employees includes 163, 194, 226 and 211 full-time equivalents employed in the diamond polishing plant located in Botswana for Fiscal 2017, Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively.

GAAP AND NON-GAAP MEASURES
The discussion and analysis of Signet’s results of operations, financial condition and liquidity contained in this Annual Report on Form 10-K are based upon the consolidated financial statements of Signet which are prepared in accordance with US GAAP and should be read in conjunction with Signet’s financial statements and the related notes included in Item 8. A number of non-GAAP measures are used by management to analyze and manage the performance of the business, and the required disclosures for these non-GAAP measures are shown below. In particular, the terms “at constant exchange rates,” “underlying” and “underlying at constant exchange rates” are used in a number of places. “At constant exchange rates” is used to indicate where items have been adjusted to eliminate the impact of exchange rate movements on translation of British pound and Canadian dollar amounts to US dollars. “Underlying” is used to indicate where adjustments for significant, unusual and non-recurring items have been made and “underlying at constant exchange rates” indicates where the underlying items have been further adjusted to eliminate the impact of exchange rate movements on translation of British pound and Canadian dollar amounts to US dollars.
Signet provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with GAAP.
1. Income Statements at Constant Exchange Rates
Movements in the British pound and Canadian dollar to US dollar exchange rates have an impact on Signet’s results. The UK Jewelry division is managed in British pounds and the Canadian reporting unit of the Zale Jewelry segment in Canadian dollars as sales and a majority of operating expenses are incurred in those foreign currencies. The results for each are then translated into US dollars for external reporting purposes. Management believes it assists in understanding the performance of Signet and its segments if constant currency figures are given. This is particularly so in periods when exchange rates are volatile. The constant currency amounts are calculated by retranslating the prior year figures using the current year’s exchange rate. Management considers it useful to exclude the impact of movements in the British pound and Canadian dollar to US dollar exchange rates to analyze and explain changes and trends in Signet’s underlying business, which is consistent with the manner in which management evaluates performance of its businesses which do not operate using the US dollar as their functional currency. Additionally, in connection with management’s evaluation of its attainment of performance goals, currency effects are excluded.

(a) Fiscal 2017 percentage change in results at constant exchange rates

(in millions, except per share amounts)	Fiscal 2017	Fiscal 2016	Change %	Impact of exchange rate movement	Fiscal 2016 at constant exchange rates (non-GAAP)	Change % from Fiscal 2016 at constant exchange rates (non-GAAP)
Sales by segment:
Sterling Jewelers	$3,930.4	$3,988.7	(1.5)%	$—	$3,988.7	(1.5)%
Zale Jewelry	1,549.7	1,568.2	(1.2)%	(3.0)	1,565.2	(1.0)%
Piercing Pagoda	263.1	243.2	8.2%	—	243.2	8.2%
UK Jewelry	647.1	737.6	(12.3)%	(96.4)	641.2	0.9%
Other	18.1	12.5	44.8%	—	12.5	44.8%
Total sales	6,408.4	6,550.2	(2.2)%	(99.4)	6,450.8	(0.7)%
Cost of sales	(4,047.6)	(4,109.8)	1.5%	67.2	(4,042.6)	(0.1)%
Gross margin	2,360.8	2,440.4	(3.3)%	(32.2)	2,408.2	(2.0)%
Selling, general and administrative expenses	(1,880.2)	(1,987.6)	5.4%	23.1	(1,964.5)	4.3%
Other operating income, net	282.6	250.9	12.6%	—	250.9	12.6%
Operating income (loss) by segment:
Sterling Jewelers	715.8	718.6	(0.4)%	—	718.6	(0.4)%
Zale Jewelry(1)	62.2	44.3	40.4%	0.4	44.7	39.1%
Piercing Pagoda(2)	11.2	7.8	43.6%	—	7.8	43.6%
UK Jewelry	45.6	61.5	(25.9)%	(10.2)	51.3	(11.1)%
Other(3)	(71.6)	(128.5)	44.3%	0.7	(127.8)	44.0%
Total operating income	763.2	703.7	8.5%	(9.1)	694.6	9.9%
Interest expense, net	(49.4)	(45.9)	(7.6)%	—	(45.9)	(7.6)%
Income before income taxes	713.8	657.8	8.5%	(9.1)	648.7	10.0%
Income taxes	(170.6)	(189.9)	10.2%	1.8	(188.1)	9.3%
Net income	543.2	467.9	16.1%	(7.3)	460.6	17.9%
Dividends on redeemable convertible preferred shares	(11.9)	—	nm	—	—	nm
Net income attributable to common shareholders	$531.3	$467.9	13.5%	$(7.3)	$460.6	15.3%
Basic earnings per share	$7.13	$5.89	21.1%	$(0.10)	$5.79	23.1%
Diluted earnings per share	$7.08	$5.87	20.6%	$(0.09)	$5.78	22.5%

(1)	Zale Jewelry includes net operating loss impact of $16.4 million and $23.1 million for purchase accounting adjustments in Fiscal 2017 and Fiscal 2016, respectively.
(2)    Piercing Pagoda includes net operating loss impact of $0.4 million and $3.3 million for purchase accounting adjustments in Fiscal 2017 and Fiscal 2016, respectively.

(3)
Other includes $28.4 million in Fiscal 2017 of integration costs for consulting expenses associated with information technology (“IT”) implementations, severance related to organizational changes and and expenses associated with the settlement of miscellaneous legal matters pending as of the date of the Zale acquisition. Other includes $78.9 million in Fiscal 2016 of transaction and integration costs primarily attributable to the legal settlement of $34.2 million over appraisal rights, expenses associated with legal, tax, accounting, IT implementations and consulting services, as well as severance costs.

nm	Not meaningful.

(b) Fourth quarter Fiscal 2017 percentage change in results at constant exchange rates

(in millions, except per share amounts)	13 weeks ended January 28, 2017	13 weeks ended January 30, 2016	Change %	Impact of exchange rate movement	13 weeks ended January 30, 2016 at constant exchange rates (non-GAAP)	Change % from 13 weeks ended January 30, 2016 at constant exchange rates (non-GAAP)
Sales by segment:
Sterling Jewelers	$1,398.1	$1,452.5	(3.7)%	$—	$1,452.5	(3.7)%
Zale Jewelry	554.9	577.0	(3.8)%	2.1	579.1	(4.2)%
Piercing Pagoda	83.7	78.1	7.2%	—	78.1	7.2%
UK Jewelry	227.6	282.6	(19.5)%	(47.2)	235.4	(3.3)%
Other	5.6	2.4	133.3%	—	2.4	133.3%
Total sales	2,269.9	2,392.6	(5.1)%	(45.1)	2,347.5	(3.3)%
Cost of sales	(1,324.4)	(1,376.6)	3.8%	27.2	(1,349.4)	1.9%
Gross margin	945.5	1,016.0	(6.9)%	(17.9)	998.1	(5.3)%
Selling, general and administrative expenses	(615.3)	(686.6)	10.4%	8.9	(677.7)	9.2%
Other operating income, net	69.0	63.7	8.3%	—	63.7	8.3%
Operating income (loss) by segment:
Sterling Jewelers	298.0	305.4	(2.4)%	—	305.4	(2.4)%
Zale Jewelry(1)	62.7	54.2	15.7%	0.3	54.5	15.0%
Piercing Pagoda(2)	9.0	8.8	2.3%	—	8.8	2.3%
UK Jewelry	42.6	57.8	(26.3)%	(9.6)	48.2	(11.6)%
Other(3)	(13.1)	(33.1)	60.4%	0.3	(32.8)	60.1%
Total operating income	399.2	393.1	1.6%	(9.0)	384.1	3.9%
Interest expense, net	(13.0)	(12.1)	(7.4)%	—	(12.1)	(7.4)%
Income before income taxes	386.2	381.0	1.4%	(9.0)	372.0	3.8%
Income taxes	(88.7)	(109.1)	18.7%	1.8	(107.3)	17.3%
Net income	297.5	271.9	9.4%	(7.2)	264.7	12.4%
Dividends on redeemable convertible preferred shares	(9.7)	—	nm	—	—	nm
Net income attributable to common shareholders	$287.8	$271.9	5.8%	$(7.2)	$264.7	8.7%
Basic earnings per share	$4.17	$3.43	21.6%	$(0.09)	$3.34	24.9%
Diluted earnings per share	$3.92	$3.42	14.6%	$(0.09)	$3.33	17.7%

(1)	Zale Jewelry includes net operating loss impact of $3.2 million and $6.0 million for purchase accounting adjustments in Fiscal 2017 and Fiscal 2016, respectively.
(2)    Piercing Pagoda includes net operating loss impact of $0.1 million and $0.2 million for purchase accounting adjustments in Fiscal 2017 and Fiscal 2016, respectively.

(3)
Other includes $9.9 million for the 13 weeks ended January 28, 2017 of integration costs for consulting expenses associated with IT implementations, severance related to organizational changes and expenses associated with the settlement of miscellaneous legal matters pending as of the date of the Zale acquisition. Other includes $19.1 million for the 13 weeks ended January 30, 2016 of transaction and integration costs primarily attributed to expenses associated with legal, tax, accounting, IT implementations and consulting services, as well as severance costs.

nm	Not meaningful.

(c) Fiscal 2016 percentage change in results at constant exchange rates

(in millions, except per share amounts)	Fiscal 2016	Fiscal 2015	Change %	Impact of exchange rate movement	Fiscal 2015 at constant exchange rates (non-GAAP)	Change % from Fiscal 2015 at constant exchange rates (non-GAAP)
Sales by segment:
Sterling Jewelers	$3,988.7	$3,765.0	5.9%	$—	$3,765.0	5.9%
Zale Jewelry	1,568.2	1,068.7	46.7%	(31.7)	1,037.0	51.2%
Piercing Pagoda	243.2	146.9	65.6%	—	146.9	65.6%
UK Jewelry	737.6	743.6	(0.8)%	(47.3)	696.3	5.9%
Other	12.5	12.1	3.3%	—	12.1	3.3%
Total sales	6,550.2	5,736.3	14.2%	(79.0)	5,657.3	15.8%
Cost of sales	(4,109.8)	(3,662.1)	(12.2)%	56.2	(3,605.9)	(14.0)%
Gross margin	2,440.4	2,074.2	17.7%	(22.8)	2,051.4	19.0%
Selling, general and administrative expenses	(1,987.6)	(1,712.9)	(16.0)%	21.2	(1,691.7)	(17.5)%
Other operating income, net	250.9	215.3	16.5%	0.2	215.5	16.4%
Operating income (loss) by segment:
Sterling Jewelers	718.6	624.3	15.1%	—	624.3	15.1%
Zale Jewelry(1)	44.3	(1.9)		0.3	(1.6)	nm
Piercing Pagoda(2)	7.8	(6.3)	nm	—	(6.3)	nm
UK Jewelry	61.5	52.2	17.8%	(2.0)	50.2	22.5%
Other(3)	(128.5)	(91.7)	(40.1)%	0.3	(91.4)	(40.6)%
Total operating income	703.7	576.6	22.0%	(1.4)	575.2	22.3%
Interest expense, net	(45.9)	(36.0)	(27.5)%	—	(36.0)	(27.5)%
Income before income taxes	657.8	540.6	21.7%	(1.4)	539.2	22.0%
Income taxes	(189.9)	(159.3)	(19.2)%	0.1	(159.2)	(19.3)%
Net income	$467.9	$381.3	22.7%	(1.3)	380.0	23.1%
Basic earnings per share	$5.89	$4.77	23.5%	$(0.01)	$4.76	23.7%
Diluted earnings per share	$5.87	$4.75	23.6%	$(0.01)	$4.74	23.8%

(1)	Zale Jewelry includes net operating loss impact of $23.1 million and $35.1 million for purchase accounting adjustments in Fiscal 2016 and Fiscal 2015, respectively.
(2)    Piercing Pagoda includes net operating loss impact of $3.3 million and $10.8 million for purchase accounting adjustments in Fiscal 2016 and Fiscal 2015, respectively.

(3)
Other includes $78.9 million and $59.8 million of transaction and integration expenses in Fiscal 2016 and Fiscal 2015, respectively. Transaction and integration costs include expenses associated with advisor fees for legal, tax, accounting, IT implementations and consulting, severance and the legal settlement of $34.2 million over appraisal rights in Fiscal 2016.

nm	Not meaningful.

(d) Fourth quarter Fiscal 2016 percentage change in results at constant exchange rates

(in millions, except per share amounts)	13 weeks ended January 30, 2016	13 weeks ended January 31, 2015	Change %	Impact of exchange rate movement	13 weeks ended January 31, 2015 at constant exchange rates (non-GAAP)	Change % from 13 weeks ended January 31, 2015 at constant exchange rates (non-GAAP)
Sales by segment:
Sterling Jewelers	$1,452.5	$1,358.3	6.9%	$—	$1,358.3	6.9%
Zale Jewelry	577.0	564.6	2.2%	(16.3)	548.3	5.2%
Piercing Pagoda	78.1	72.1	8.3%	—	72.1	8.3%
UK Jewelry	282.6	278.0	1.7%	(11.1)	266.9	5.9%
Other	2.4	3.4	(29.4)%	—	3.4	(29.4)%
Total sales	2,392.6	2,276.4	5.1%	(27.4)	2,249.0	6.4%
Cost of sales	(1,376.6)	(1,364.3)	(0.9)%	18.0	(1,346.3)	(2.3)%
Gross margin	1,016.0	912.1	11.4%	(9.4)	902.7	12.6%
Selling, general and administrative expenses	(686.6)	(634.5)	(8.2)%	7.7	(626.8)	(9.5)%
Other operating income, net	63.7	54.1	17.7%	0.2	54.3	17.3%
Operating income (loss) by segment:
Sterling Jewelers	305.4	260.0	17.5%	—	260.0	17.5%
Zale Jewelry(1)	54.2	32.8	65.2%	0.4	33.2	63.3%
Piercing Pagoda(2)	8.8	3.3	166.7%	—	3.3	166.7%
UK Jewelry	57.8	53.8	7.4%	(2.0)	51.8	11.6%
Other(3)	(33.1)	(18.2)	(81.9)%	0.1	(18.1)	(82.9)%
Total operating income	393.1	331.7	18.5%	(1.5)	330.2	19.0%
Interest expense, net	(12.1)	(7.9)	(53.2)%	(0.1)	(8.0)	(51.3)%
Income before income taxes	381.0	323.8	17.7%	(1.6)	322.2	18.2%
Income taxes	(109.1)	(95.8)	(13.9)%	0.2	(95.6)	(14.1)%
Net income	$271.9	$228.0	19.3%	$(1.4)	$226.6	20.0%
Basic earnings per share	$3.43	$2.85	20.4%	$(0.01)	$2.84	20.8%
Diluted earnings per share	$3.42	$2.84	20.4%	$(0.01)	$2.83	20.8%

(1)	Zale Jewelry includes net operating loss impact of $6.0 million and $14.7 million for purchase accounting adjustments in Fiscal 2016 and Fiscal 2015, respectively.
(2)    Piercing Pagoda includes net operating loss impact of $0.2 million and $6.1 million for purchase accounting adjustments in Fiscal 2016 and Fiscal 2015, respectively.

(3)
Other includes $19.1 million and $9.2 million of transaction and integration expenses in Fiscal 2016 and Fiscal 2015, respectively, which are primarily attributable to advisor fees for legal, tax, accounting, IT implementations and consulting services, as well as severance costs.

2. Operating data reflecting the impact of material acquisitions and acquisition-related costs
The below table reflects the impact of costs associated with the acquisition of Zale Corporation (the “Acquisition”), along with certain other accounting adjustments made. Management finds the information useful to analyze the results of the business excluding these items in order to appropriately evaluate the performance of the business without the impact of significant and unusual items. Management views acquisition-related impacts as events that are not necessarily reflective of operational performance during a period. In particular, management believes the consideration of measures that exclude such expenses can assist in the comparison of operational performance in different periods which may or may not include such expenses.

(a) Fiscal 2017 operating data reflecting the impact of integration costs and accounting adjustments

(in millions, except per share amount and % of sales)	Signet consolidated, as reported		Accounting adjustments(1)	Integration costs(2)	Adjusted Signet
Sales	$6,408.4	100.0%	$(13.3)	$—	$6,421.7	100.0%
Cost of sales	(4,047.6)	(63.2)%	2.0	—	(4,049.6)	(63.1)%
Gross margin	2,360.8	36.8%	(11.3)	—	2,372.1	36.9%
Selling, general and administrative expenses	(1,880.2)	(29.3)%	(5.5)	(28.4)	(1,846.3)	(28.7)%
Other operating income, net	282.6	4.4%	—	—	282.6	4.4%
Operating income	763.2	11.9%	(16.8)	(28.4)	808.4	12.6%
Interest expense, net	(49.4)	(0.8)%	—	—	(49.4)	(0.8)%
Income before income taxes	713.8	11.1%	(16.8)	(28.4)	759.0	11.8%
Income taxes	(170.6)	(2.6)%	6.2	10.8	(187.6)	(2.9)%
Net income	$543.2	8.5%	$(10.6)	$(17.6)	$571.4	8.9%
Dividends on redeemable convertible preferred shares	(11.9)	nm	—	—	(11.9)	nm
Net income attributable to common shareholders	$531.3	8.3%	$(10.6)	$(17.6)	$559.5	8.7%
Earnings per share - diluted	$7.08		$(0.14)	$(0.23)	$7.45

(1)	Includes the impact of all acquisition adjustments recognized in conjunction with the Acquisition in Fiscal 2015.

(2)
Integration costs are consulting expenses associated with IT implementations, severance related to organizational changes and expenses associated with the settlement of miscellaneous legal matters pending as of the date of the Zale acquisition. These costs are included within Signet’s Other segment.

(b) Fourth quarter Fiscal 2017 operating data reflecting the impact of integration costs and accounting adjustments

(in millions, except per share amount and % of sales)	Signet consolidated, as reported		Accounting adjustments(1)	Integration costs(2)	Adjusted Signet
Sales	$2,269.9	100.0%	$(2.6)	$—	$2,272.5	100.0%
Cost of sales	(1,324.4)	(58.3)%	0.9	—	(1,325.3)	(58.3)%
Gross margin	945.5	41.7%	(1.7)	—	947.2	41.7%
Selling, general and administrative expenses	(615.3)	(27.1)%	(1.6)	(9.9)	(603.8)	(26.6)%
Other operating income, net	69.0	3.0%	—	—	69.0	3.0%
Operating income	399.2	17.6%	(3.3)	(9.9)	412.4	18.1%
Interest expense, net	(13.0)	(0.6)%	—	—	(13.0)	(0.5)%
Income before income taxes	386.2	17.0%	(3.3)	(9.9)	399.4	17.6%
Income taxes	(88.7)	(3.9)%	1.1	3.8	(93.6)	(4.1)%
Net income	$297.5	13.1%	$(2.2)	$(6.1)	$305.8	13.5%
Dividends on redeemable convertible preferred shares	(9.7)	nm	—	—	(9.7)	nm
Net income attributable to common shareholders	$287.8	12.7%	$(2.2)	$(6.1)	$296.1	13.0%
Earnings per share - diluted	$3.92		$(0.03)	$(0.08)	$4.03

(1)	Includes the impact of all acquisition adjustments recognized in conjunction with the Acquisition in Fiscal 2015.

(2)
Integration costs include consulting expenses associated with IT implementations, severance related to organizational changes and expenses associated with the settlement of miscellaneous legal matters pending as of the date of the Zale acquisition. These costs are included within Signet’s Other segment.

(c) Fiscal 2016 operating data reflecting the impact of acquisition-related costs and accounting adjustments

(in millions, except per share amount and % of sales)	Signet consolidated, as reported		Accounting adjustments(1)	Transaction/Integration costs(2)	Adjusted Signet
Sales	$6,550.2	100.0%	$(27.2)	$—	$6,577.4	100.0%
Cost of sales	(4,109.8)	(62.7)%	(8.4)	—	(4,101.4)	(62.4)%
Gross margin	2,440.4	37.3%	(35.6)	—	2,476.0	37.6%
Selling, general and administrative expenses	(1,987.6)	(30.4)%	9.2	(78.9)	(1,917.9)	(29.1)%
Other operating income, net	250.9	3.8%	—	—	250.9	3.8%
Operating income	703.7	10.7%	(26.4)	(78.9)	809.0	12.3%
Interest expense, net	(45.9)	(0.7)%	—	—	(45.9)	(0.7)%
Income before income taxes	657.8	10.0%	(26.4)	(78.9)	763.1	11.6%
Income taxes	(189.9)	(2.9)%	9.3	16.8	(216.0)	(3.3)%
Net income	$467.9	7.1%	$(17.1)	$(62.1)	$547.1	8.3%
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income attributable to common shareholders	$467.9	7.1%	$(17.1)	$(62.1)	$547.1	8.3%
Earnings per share - diluted	$5.87		$(0.21)	$(0.78)	$6.86

(1)	Includes the impact of all acquisition adjustments recognized in conjunction with the Acquisition in Fiscal 2015.

(2)
Transaction and integration costs are primarily attributable to the legal settlement of $34.2 million over appraisal rights, expenses associated with legal, tax, accounting, IT implementations and consulting services, as well as severance costs. These costs are included within Signet’s Other segment.

(d) Fourth quarter Fiscal 2016 operating data reflecting the impact of acquisition-related costs and accounting adjustments

(in millions, except per share amount and % of sales)	Signet consolidated, as reported		Accounting adjustments(1)	Transaction/Integration costs(2)	Adjusted Signet
Sales	$2,392.6	100.0%	$(5.2)	$—	$2,397.8	100.0%
Cost of sales	(1,376.6)	(57.5)%	0.5	—	(1,377.1)	(57.4)%
Gross margin	1,016.0	42.5%	(4.7)	—	1,020.7	42.6%
Selling, general and administrative expenses	(686.6)	(28.7)%	(1.5)	(19.1)	(666.0)	(27.8)%
Other operating income, net	63.7	2.6%	—	—	63.7	2.6%
Operating income	393.1	16.4%	(6.2)	(19.1)	418.4	17.4%
Interest expense, net	(12.1)	(0.5)%	—	—	(12.1)	(0.5)%
Income before income taxes	381.0	15.9%	(6.2)	(19.1)	406.3	16.9%
Income taxes	(109.1)	(4.5)%	1.8	6.9	(117.8)	(4.9)%
Net income	$271.9	11.4%	$(4.4)	$(12.2)	$288.5	12.0%
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income attributable to common shareholders	$271.9	11.4%	$(4.4)	$(12.2)	$288.5	12.0%
Earnings per share - diluted	$3.42		$(0.06)	$(0.15)	$3.63

(1)	Includes the impact of all acquisition adjustments recognized in conjunction with the Acquisition in Fiscal 2015.

(2)
Transaction and integration costs are primarily attributed to expenses associated with legal, tax, accounting, IT implementations and consulting services, as well as severance costs. These costs are included within Signet’s Other segment.

3. Net Debt
Net debt is a non-GAAP measure defined as the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	January 28, 2017	January 30, 2016	January 31, 2015
Cash and cash equivalents	$98.7	$137.7	$193.6
Loans and overdrafts	(91.1)	(57.7)	(95.7)
Long-term debt	(1,317.9)	(1,321.0)	(1,354.3)
Net debt	$(1,310.3)	$(1,241.0)	$(1,256.4)

4. Return on Capital Employed Excluding Goodwill (“ROCE”)
ROCE is a non-GAAP measure calculated by dividing the 52 week annual operating income by the average quarterly capital employed and is expressed as a percentage. Capital employed includes accounts and other receivables, inventories, property, plant and equipment, other assets, accounts payable, accrued expenses and other current liabilities, other liabilities, deferred revenue and retirement benefit asset/obligation. This is a key performance indicator used by management for assessing the effective operation of the business and is considered a useful disclosure for investors as it provides a measure of the return on Signet’s operating assets. Further, this metric is utilized in evaluating management performance and incorporated into management’s long-term incentive plan metrics.

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
ROCE	21.4%	21.0%	19.5%	25.2%	28.1%

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

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net cash provided by operating activities	$678.3	$443.3	$283.0
Purchase of property, plant and equipment	(278.0)	(226.5)	(220.2)
Free cash flow	$400.3	$216.8	$62.8

6. Leverage Ratio
The leverage ratio is a non-GAAP measure calculated by dividing Signet’s adjusted debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheet, plus Series A redeemable convertible preferred shares, plus an adjustment for operating leases (8x annual rent expense), less 70% of outstanding in-house finance receivables recorded in the consolidated balance sheet. Adjusted EBITDAR is a non-GAAP measure. Adjusted EBITDAR is defined as earnings before interest and income taxes (operating income), depreciation and amortization, and non-cash acquisition-related accounting adjustments (“Adjusted EBITDA”) and further excludes rent expense for properties occupied under operating leases, non-cash share-based compensation expense and the income statement impact of the finance receivables related to the in-house credit program. Adjusted EBITDA and Adjusted EBITDAR are considered important indicators of operating performance as they exclude the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs and accounting adjustments. Management believes these financial measures are helpful to enhancing investors’ ability to analyze trends in Signet’s business and evaluate Signet’s performance relative to other companies. Management also utilizes these metrics to evaluate its current credit profile, which is similar to rating agency methodologies.

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
Adjusted debt:
Long-term debt	$1,317.9	$1,321.0	$1,354.3	$—	$—
Loans and overdrafts	91.1	57.7	95.7	19.3	—
Series A redeemable convertible preferred shares(1)(4)	611.9	n/a	n/a	n/a	n/a
Adjustments:
8x rent expense	4,195.2	4,205.6	3,703.2	2,589.6	2,528.0
70% of in-house credit program financing receivables	(1,269.3)	(1,208.2)	(1,087.0)	(949.2)	(835.0)
Adjusted debt	$4,946.8	$4,376.1	$4,066.2	$1,659.7	$1,693.0

Adjusted EBITDAR:
Operating income	$763.2	$703.7	$576.6	$570.5	$560.5
Depreciation and amortization on property, plant and equipment(2)	175.0	161.4	140.4	110.2	99.4
Amortization of definite-lived intangibles(2)(3)	13.8	13.9	9.3	—	—
Amortization of unfavorable leases and contracts(3)	(19.7)	(28.7)	(23.7)	—	—
Other non-cash accounting adjustments(3)	22.7	41.2	60.3	—	—
Adjusted EBITDA	$955.0	$891.5	$762.9	$680.7	$659.9
Rent expense	524.4	525.7	462.9	323.7	316.0
Share-based compensation expense	8.0	16.4	12.1	14.4	15.7
Finance income from in-house credit program	(277.6)	(252.5)	(217.9)	(186.4)	(159.7)
Late charge income(4)	(36.0)	(33.9)	(31.3)	(29.4)	(27.5)
Net bad debt expense(4)	212.1	190.5	160.0	138.3	122.4
Adjusted EBITDAR	$1,385.9	$1,337.7	$1,148.7	$941.3	$926.8

Adjusted Leverage ratio	3.6x	3.3x	3.5x	1.8x	1.8x

(1)	Series A redeemable convertible preferred shares were issued in October 2016.

(2)
Total amount of depreciation and amortization reflected on the consolidated statement of cash flows for Fiscal 2017, Fiscal 2016 and Fiscal 2015 equals $188.8 million, $175.3 million and $149.7 million, respectively, which includes $13.8 million, $13.9 million and $9.3 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.

(3)
Total net operating loss relating to Acquisition accounting adjustments is $16.8 million, $26.4 million and $45.9 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, as reflected in the non-GAAP tables above.

(4)	Adjusted debt and adjusted EBITDA have been recalculated to align with methodologies commonly utilized by credit rating agencies and others in evaluating leverage.

n/a	Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, regulatory changes following the United Kingdom’s announcement to exit from the European Union, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet’s credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, the development and maintenance of Signet’s omni-channel retailing, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, an adverse decision in legal proceedings, and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
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
Exchange Translation Impact
The monthly average exchange rates are used to prepare the income statement and are calculated each month from the weekly average exchange rates weighted by sales. In Fiscal 2018, it is anticipated a five percent movement in the British pound to US dollar exchange rate would impact income before income taxes by approximately $2.2 million, while a five percent movement in the Canadian dollar to US dollar exchange rate would have a negligible impact on income before income taxes.
Transactions Affecting Comparability of Results of Operations and Liquidity and Capital Resources
The comparability of the Company’s operating results for Fiscal 2017, Fiscal 2016 and Fiscal 2015 presented herein has been affected by certain transactions, including:

•
The Zale Acquisition that closed on May 29, 2014, as described in Note 3 of Item 8, resulting in Zale contributing 247 days of performance during the year-to-date period of Fiscal 2015 based on the timing of the acquisition;

•	Certain transaction and integration costs;

•	Zale Acquisition financing as described in Note 3 and Note 20 of Item 8, including global financing arrangements; and

•	Certain purchase accounting adjustments.

Fiscal 2017 Overview
Same store sales decreased 1.9% compared to an increase of 4.1% in Fiscal 2016; total sales were down 2.2% to $6,408.4 million compared to $6,550.2 million in Fiscal 2016. Operating margin increased 120 basis points to 11.9% compared to 10.7% in Fiscal 2016. Operating income increased 8.5% to $763.2 million compared to $703.7 million in Fiscal 2016. Diluted earnings per share increased 20.6% to $7.08 compared to $5.87 in Fiscal 2016. Higher profit dollars and the increased operating margin rate were driven by operating expense reductions, a decrease in transaction/integration costs, and efficiencies in field operations and corporate support initiatives. See “GAAP and Non-GAAP Measures” section in Item 6 for additional information.
Signet’s long-term debt was $1,317.9 million at January 28, 2017 and $1,321.0 million at January 30, 2016. Cash and cash equivalents were $98.7 million and $137.7 million, as of January 28, 2017 and January 30, 2016, respectively. During Fiscal 2017, Signet repurchased 11.2 million shares at an average cost of $89.10 per share. Of the $1.0 billion worth of repurchases, $625.0 million were executed to offset dilution from the October preferred convertible offering.
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
Net Store Selling Space

	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2017
Openings	76	77	9	162
Closures	(28)	(73)	(4)	(105)
Net change in store selling space	4.3%	(0.2)%	1.0%	2.6%
Fiscal 2016
Openings	60	38	10	108
Closures	(24)	(33)	(5)	(62)
Net change in store selling space	5.0%	0.5%	1.5%	3.3%
Fiscal 2015
Openings	75	12	8	95
Closures	(42)	(54)	(3)	(99)
Net change in store selling space	4.9%	n/a	1.8%	48.1%	(1)
(1)    Excluding Zale division, net change in store selling space for Signet was 4% in Fiscal 2015.
n/a     Not applicable as Zale division was acquired on May 29, 2014. See Note 3 of Item 8 for additional information.

Cost of Sales and Gross Margin
Cost of sales is mostly composed of merchandise costs (net of discounts and allowances). Cost of sales also contains:

•	Occupancy costs such as rent, common area maintenance, depreciation and real estate tax.

•	Net bad debt expense and customers’ late payments primarily under the Sterling Jewelers customer finance program.

•	Store operating expenses such as utilities, displays and merchant credit costs.

•	Distribution costs including freight, processing, inventory shrinkage and related payroll.
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
The percentage mix of the merchandise cost component of cost of sales, based on US dollars, is as follows:

	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2017
Diamonds	54%	36%	16%	45%
Gold	14%	14%	15%	14%
All Other	32%	50%	69%	41%
Fiscal 2016
Diamonds	53%	39%	15%	45%
Gold	14%	14%	16%	14%
All Other	33%	47%	69%	41%
Signet uses an average cost inventory methodology and, as jewelry inventory turns slowly, the impact of movements in the cost of diamonds and gold takes time to be fully reflected in the gross margin. Signet’s inventory turns faster in the fourth quarter than in the other three quarters, therefore, changes in the cost of merchandise is more impactful on the gross margin in that quarter. Furthermore, Signet’s hedging activities result in movements in the purchase cost of merchandise taking some time before being reflected in the gross margin. An increase in inventory turn would accelerate the rate at which commodity costs impact gross margin.
Accounts receivable comprise a large volume of transactions with no one customer representing a significant balance. The net bad debt expense includes an estimate of the allowance for losses as of the balance sheet date. The allowance is calculated using a proprietary model that analyzes factors such as delinquency rates and recovery rates. A 100% allowance is made for any amount that is more than 90 days aged on a recency basis and any amount associated with an account the owner of which has filed for bankruptcy, as well as an allowance for those 90 days aged and under based on historical loss information and payment performance. A small portion of sales under the Zale banners are financed through our in-house customer programs but represent an immaterial amount of the Company’s credit sales, receivable balance, and bad debt expense.
Selling, General and Administrative Expense (“SGA”)
SGA expense primarily includes store staff and store administrative costs as well as advertising and promotional costs. It also includes field support center expenses such as information technology, credit, finance, eCommerce and other operating expenses not specifically categorized elsewhere in the consolidated income statements.
The primary drivers of staffing costs are the number of full time equivalent employees and the level of compensation, taxes and other benefits paid. Management varies, on a store by store basis, the hours worked based on the expected level of selling activity, subject to minimum staffing levels required to operate the store. Non-store staffing levels are less variable. A significant element of compensation is performance based and is primarily dependent on sales and operating profit.
The level of advertising expenditure can vary. The largest element of advertising expenditure is national television advertising and is determined by management’s judgment of the appropriate level of advertising impressions and the cost of purchasing media.

Other Operating Income
Other operating income is predominantly interest income arising from in-house customer finance provided to the customers of the Sterling Jewelers division. Its level is dependent on the rate of interest charged, the credit program selected by the customer and the level of outstanding balances. The level of outstanding balances is primarily dependent on the sales of the Sterling Jewelers division, the proportion of sales that use the in-house customer finance, as well as program mix and the monthly collection rate.
Operating Income
To maintain current levels of operating income, Signet needs to achieve same store sales growth sufficient to offset any adverse movement in gross margin, any increase in operating costs, and any adverse changes in other operating income. Same store sales growth above the level required to offset the factors outlined above allows the business to achieve leverage of its cost base and improve operating income. Slower sales growth or a sales decline would normally result in reduced operating income. When foreseen, Signet may be able to reduce costs to help offset the impact of slow or negative sales growth. A key factor in driving operating income is the level of average sales per store, with higher productivity allowing leverage of expenses. The acquisition of Zale diluted operating margin for Signet. But through the execution of synergies, Signet operating margins have grown over the past two years.
Results of Operations

	Fiscal 2017		Fiscal 2016		Fiscal 2015(1)
(in millions)	$	% of sales	$	% of sales	$	% of sales
Sales	$6,408.4	100.0%	$6,550.2	100.0%	$5,736.3	100.0%
Cost of sales	(4,047.6)	(63.2)	(4,109.8)	(62.7)	(3,662.1)	(63.8)
Gross margin	2,360.8	36.8	2,440.4	37.3	2,074.2	36.2
Selling, general and administrative expenses	(1,880.2)	(29.3)	(1,987.6)	(30.4)	(1,712.9)	(29.9)
Other operating income, net	282.6	4.4	250.9	3.8	215.3	3.7
Operating income	763.2	11.9	703.7	10.7	576.6	10.0
Interest expense, net	(49.4)	(0.8)	(45.9)	(0.7)	(36.0)	(0.6)
Income before income taxes	713.8	11.1	657.8	10.0	540.6	9.4
Income taxes	(170.6)	(2.6)	(189.9)	(2.9)	(159.3)	(2.8)
Net income	$543.2	8.5%	$467.9	7.1%	$381.3	6.6%
(1)    Fiscal 2015 results include Zale Corporation’s performance since the date of acquisition. See Note 3 of Item 8 for additional information.
COMPARISON OF FISCAL 2017 TO FISCAL 2016

•	Same store sales: down 1.9%.

•	Operating income: up 8.5% to $763.2 million. Adjusted(1) operating income: flat to prior year at $808.4 million.

•	Operating margin: increased to 11.9%, up 120 basis points. Adjusted(1) operating margin: up 30 basis points to 12.6%.

•	Diluted earnings per share: up 20.6% to $7.08. Adjusted(1) diluted earnings per share: up 8.6% to $7.45.

(1)
Non-GAAP measure, see Item 6. The Company uses adjusted metrics, which adjust for purchase accounting and costs incurred principally in relation to the Zale Acquisition including transaction and integration expenses.

In Fiscal 2017, Signet’s same store sales decreased by 1.9%, compared to an increase of 4.1% in Fiscal 2016. Total sales were $6,408.4 million compared to $6,550.2 million in Fiscal 2016, down $141.8 million or 2.2% compared to an increase of 14.2% in Fiscal 2016. Merchandise categories and collections were broadly lower most notably in the mall selling channel, while select merchandise and selling channels performed relatively well, such as diamond fashion jewelry, bracelets, earrings, and the off-mall and kiosk selling channels. eCommerce sales were $363.1 million and 5.7% of sales compared to $359.6 million and 5.5% of sales in Fiscal 2016. The breakdown of Signet’s sales performance is set out in the table below.

	Change from previous year
Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(2.6)%	1.1%	(1.5)%	—%	(1.5)%	$3,930.4
Zale Jewelry	(2.4)%	1.4%	(1.0)%	(0.2)%	(1.2)%	$1,549.7
Piercing Pagoda	6.6%	1.6%	8.2%	—%	8.2%	$263.1
Zale division	(1.2)%	1.4%	0.2%	(0.1)%	0.1%	$1,812.8
UK Jewelry division	0.1%	0.8%	0.9%	(13.2)%	(12.3)%	$647.1
Other(4)					44.8%	$18.1
Signet	(1.9)%	1.2%	(0.7)%	(1.5)%	(2.2)%	$6,408.4
Adjusted Signet(3)						$6,421.7

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)    Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure, see Item 6.
(4)     Includes sales from Signet’s diamond sourcing initiative.
Sterling Jewelers sales
In Fiscal 2017, Sterling Jewelers total sales were $3,930.4 million, down 1.5%, compared to $3,988.7 million in Fiscal 2016, and same store sales decreased 2.6% compared to an increase of 3.7% in Fiscal 2016. Sales performance was led by fashion jewelry such as Ever Us and non-branded earrings and bracelets. Bridal performance was led by Vera Wang Love, Neil Lane, the newly introduced Chosen assortment, and non-branded rings. The average merchandise transaction value (“ATV”) increased driven by mix with particular strength in higher-value diamond jewelry, coupled with declines in select lower average selling price point collections such as Charmed Memories and watches. The number of merchandise transactions decreased due to the same dynamic. Mix of merchandise increased toward higher-value, less-transactional collections (e.g. Ever Us) in lieu of higher-transactional, lower-value collections (e.g. Charmed Memories).

	Changes from previous year
Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	(1.4)%	1.8%	0.4%	$2,539.7
Jared(3)	(4.1)%	2.1%	(2.0)%	$1,227.5
Regional brands	(9.6)%	(11.0)%	(20.6)%	$163.2
Sterling Jewelers division	(2.6)%	1.1%	(1.5)%	$3,930.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal Year	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Kay	$458	$430	6.5%	7.0%	(8.4)%	(2.4)%
Jared	$556	$558	(0.4)%	—%	(5.1)%	(0.4)%
Regional brands	$454	$426	6.6%	4.4%	(15.9)%	(6.0)%
Sterling Jewelers division	$485	$464	4.5%	4.8%	(7.9)%	(2.1)%
(1)    Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Zale division sales
The Zale division’s Fiscal 2017 sales were $1,812.8 million compared to $1,811.4 million in Fiscal 2016. Zale Jewelry contributed $1,549.7 million and Piercing Pagoda contributed $263.1 million of revenues, compared to $1,568.2 million and $243.2 million, respectively, in the prior year. Total Zale division sales included purchase accounting adjustments of $13.3 million and $27.2 million in Fiscal 2017 and Fiscal 2016, respectively, related to a reduction of deferred revenue associated with extended warranty sales. Same store sales decreased 1.2% compared to an increase of 4.8% in Fiscal 2016. Zale sales growth was led by diamond fashion jewelry such as Ever Us and Endless Brilliance. This was offset by a decline in select bridal collections, solitaires, and loose diamond sales. Zale division ATV increased 5.3%, while the number of transactions decreased 5.8%. Zale had greater sales productivity in higher-value, lower-transactional collections (e.g. Vera Wang Fashion, Ever Us). Piercing Pagoda ATV increased 13.7%, while the number of transactions decreased 6.2% due to merchandise mix toward higher priced gold and diamond assortments.

	Change from previous year
Fiscal 2017	Same store sales(1)(2)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Zales	(1.4)%	2.7%	1.3%	—%	1.3%	$1,257.4
Gordon’s	(12.2)%	(14.3)%	(26.5)%	—%	(26.5)%	$57.7
Zale US Jewelry	(2.0)%	1.7%	(0.3)%	—%	(0.3)%	$1,315.1
Peoples	(4.6)%	1.1%	(3.5)%	(1.1)%	(4.6)%	$204.9
Mappins	(4.2)%	(6.9)%	(11.1)%	(1.3)%	(12.4)%	$29.7
Zale Canada Jewelry	(4.5)%	—%	(4.5)%	(1.2)%	(5.7)%	$234.6
Total Zale Jewelry	(2.4)%	1.4%	(1.0)%	(0.2)%	(1.2)%	$1,549.7
Piercing Pagoda	6.6%	1.6%	8.2%	—%	8.2%	$263.1
Zale division	(1.2)%	1.4%	0.2%	(0.1)%	0.1%	$1,812.8

(1)
Based on stores open for at least 12 months. Same store sales include merchandise and repair sales and excludes warranty and insurance revenues. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

	Average Merchandise Transaction Value(1)(2)			Merchandise Transactions
	Average Value		Change from previous year	Change from previous year
Fiscal Year(4)	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2017
Zales	$460	$451	2.0%	(3.2)%
Gordon’s	$435	$430	1.2%	(13.1)%
Peoples(3)	$401	$376	6.6%	(10.9)%
Mappins(3)	$347	$332	4.5%	(8.4)%
Total Zale Jewelry	$424	$410	3.4%	(5.3)%
Piercing Pagoda	$58	$51	13.7%	(6.2)%
Zale division	$217	$206	5.3%	(5.8)%
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

(4)
Change from prior year for average merchandise transaction value and merchandise transactions only includes Fiscal 2017 as Signet did not own Zale division for the entire comparable period in Fiscal 2016 due to timing of Zale acquisition in May 2014.

UK Jewelry sales
In Fiscal 2017, the UK Jewelry division’s total sales were $647.1 million, down 12.3%, compared to $737.6 million in Fiscal 2016 and up 0.9% at constant exchange rates (non-GAAP measure, see Item 6). Same store sales increased by 0.1% compared to an increase of 4.9% in Fiscal 2016. ATV increased 6.0%, led by bridal jewelry, prestige watches, and select fashion diamond jewelry, offset by a 6.3% decrease in the number of transactions.

	Change from previous year
Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(1.3)%	0.4%	(0.9)%	(13.0)%	(13.9)%	$323.5
Ernest Jones	1.6%	1.2%	2.8%	(13.4)%	(10.6)%	$323.6
UK Jewelry division	0.1%	0.8%	0.9%	(13.2)%	(12.3)%	$647.1

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure, see Item 6.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal Year	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
H.Samuel	£77	£75	2.7%	1.4%	(4.9)%	1.9%
Ernest Jones	£309	£271	14.0%	6.3%	(11.3)%	1.4%
UK Jewelry division	£124	£117	6.0%	2.7%	(6.3)%	1.8%
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

Fourth Quarter Sales
In the fourth quarter, Signet’s total sales were $2,269.9 million, down $122.7 million or 5.1%, compared to an increase of 5.1% in the prior year fourth quarter. Same store sales were down 4.5% compared to an increase of 4.9% in the prior year fourth quarter. Merchandise categories and collections were broadly lower most notably in the mall and e-commerce selling channels. Select merchandise and selling channels performed relatively well such as diamond fashion jewelry, bracelets, earrings, and the off-mall and kiosk selling channels. E-commerce sales in the fourth quarter were $161.8 million or 7.1% of total sales, compared to $166.3 million or 7.0% of total sales in the prior year fourth quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fourth quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(4.9)%	1.2%	(3.7)%	—%	(3.7)%	$1,398.1
Zale Jewelry	(5.2)%	1.0%	(4.2)%	0.4%	(3.8)%	$554.9
Piercing Pagoda	5.7%	1.5%	7.2%	—%	7.2%	$83.7
Zale division	(3.9)%	1.1%	(2.8)%	0.3%	(2.5)%	$638.6
UK Jewelry division	(3.8)%	0.5%	(3.3)%	(16.2)%	(19.5)%	$227.6
Other(4)					133.3%	$5.6
Signet	(4.5)%	1.2%	(3.3)%	(1.8)%	(5.1)%	$2,269.9
Adjusted Signet(3)						$2,272.5

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure, see Item 6.
(4)     Includes sales from Signet’s diamond sourcing initiative.
Sterling Jewelers sales
In the fourth quarter, the Sterling Jewelers division’s total sales were $1,398.1 million compared to $1,452.5 million in the prior year fourth quarter, a decline of 3.7%. Same store sales decreased 4.9%, compared to an increase of 5.0% in the prior year fourth quarter. Sales performance in the fourth quarter was driven by broad-based declines across merchandise categories and under performance in the mall and e-commerce channels. This was partially offset by higher sales of diamond fashion jewelry and Vera Wang Love bridal. Sterling Jewelers’ ATV increased 7.0% and the number of transactions decreased 11.4%. ATV increased driven by mix with particular strength in higher-value diamond jewelry, coupled with declines in select lower average selling price point collections such as Charmed Memories and watches. The number of merchandise transactions decreased due to the same dynamic.

	Change from previous year
Fourth quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	(5.0)%	2.3%	(2.7)%	$915.2
Jared(3)	(3.2)%	1.2%	(2.0)%	$430.6
Regional brands	(16.4)%	(11.2)%	(27.6)%	$52.3
Sterling Jewelers division	(4.9)%	1.2%	(3.7)%	$1,398.1

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)    Includes all sales from stores not open or owned for 12 months.
(3)    Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Kay	$429	$403	6.5%	10.1%	(10.8)%	(3.8)%
Jared	$530	$492	7.7%	(3.4)%	(10.8)%	3.5%
Regional brands	$431	$393	9.7%	7.1%	(23.3)%	(8.9)%
Sterling Jewelers division	$457	$427	7.0%	6.0%	(11.4)%	(2.3)%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Zale sales
In the fourth quarter, the Zale division’s total sales were $638.6 million compared to $655.1 million in the prior year fourth quarter, down 2.5%. Same store sales decreased 3.9%, compared to an increase of 4.7% in the prior year fourth quarter. Total Zale division sales included purchase accounting adjustments of $2.6 million and $5.2 million related to a reduction of deferred revenue associated with extended warranty sales in the fourth quarter of Fiscal 2017 and Fiscal 2016, respectively.
Zale Jewelry contributed $554.9 million of sales, a decrease of 3.8% from the prior year fourth quarter sales. Same store sales declined by 5.2% compared to an increase of 4.4% in prior year fourth quarter. Zale Jewelry ATV increased 2.4%, while the number of transactions decreased 7.4%. Increases in higher-price point diamond fashion jewelry and bracelets were more than offset by declines across all other merchandise categories.
Piercing Pagoda contributed $83.7 million of sales, an increase of 7.2% over prior year fourth quarter sales. Piercing Pagoda same store sales increased 5.7% compared to an increase of 6.4% in prior year fourth quarter. Piercing Pagoda ATV increased 12.7% principally driven by strong sales of gold, religious and children’s jewelry, while the number of transactions decreased 5.6% primarily as a result of lower piercings.

	Change from previous year
Fourth quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	(4.5)%	2.6%	(1.9)%	—%	(1.9)%	$452.5
Gordon’s	(13.3)%	(17.7)%	(31.0)%	—%	(31.0)%	$18.7
Zale US Jewelry	(4.9)%	1.4%	(3.5)%	—%	(3.5)%	$471.2
Peoples	(7.6)%	0.5%	(7.1)%	2.2%	(4.9)%	$73.2
Mappins	(3.9)%	(8.6)%	(12.5)%	2.2%	(10.3)%	$10.5
Zale Canada Jewelry	(7.2)%	(0.6)%	(7.8)%	2.2%	(5.6)%	$83.7
Total Zale Jewelry	(5.2)%	1.0%	(4.2)%	0.4%	(3.8)%	$554.9
Piercing Pagoda	5.7%	1.5%	7.2%	—%	7.2%	$83.7
Zale division(4)	(3.9)%	1.1%	(2.8)%	0.3%	(2.5)%	$638.6

(1)
Based on stores open for at least 12 months. Same store sales include merchandise and repair sales and excludes warranty and insurance revenues. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Non-GAAP measure, see Item 6.
(4)     The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Zales	$421	$418	0.7%	6.1%	(5.1)%	(0.1)%
Gordon’s	$405	$399	1.5%	(0.3)%	(14.5)%	(7.9)%
Peoples(3)	$367	$346	6.1%	6.5%	(13.4)%	(6.7)%
Mappins(3)	$328	$297	10.4%	(1.4)%	(12.9)%	(7.3)%
Total Zale Jewelry	$387	$378	2.4%	6.2%	(7.4)%	(2.1)%
Piercing Pagoda	$62	$55	12.7%	10.0%	(5.6)%	(2.7)%
Zale division	$227	$221	2.7%	6.8%	(6.5)%	(2.4)%
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
UK Jewelry sales
In the fourth quarter, the UK Jewelry division’s total sales were down by 19.5% to $227.6 million compared to $282.6 million in the prior year fourth quarter and down 3.3% at constant exchange rates (non-GAAP measure, see Item 6). Same store sales decreased 3.8% compared to an increase of 4.7% in the prior year fourth quarter. Average merchandise transaction value increased 8.0% and the number of transactions decreased 11.8%. The results were driven principally by weaker sales of highly-transactional merchandise such as fashion jewelry, fashion watches and gifts, offset by stronger sales of prestige watches and bridal jewelry.

	Change from previous year
Fourth quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(5.3)%	0.4%	(4.9)%	(15.9)%	(20.8)%	$119.7
Ernest Jones(4)	(2.1)%	0.6%	(1.5)%	(16.4)%	(17.9)%	$107.9
UK Jewelry division	(3.8)%	0.5%	(3.3)%	(16.2)%	(19.5)%	$227.6

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)    Includes all sales from stores not open for 12 months.
(3)    Non-GAAP measure, see Item 6.
(4)    Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
H.Samuel	£78	£75	4.0%	1.4%	(10.3)%	2.0%
Ernest Jones(3)	£299	£253	18.2%	9.1%	(17.5)%	(2.1)%
UK Jewelry division	£121	£112	8.0%	3.7%	(11.8)%	1.1%
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

Cost of Sales and Gross Margin
In Fiscal 2017, gross margin was $2,360.8 million or 36.8% of sales compared to $2,440.4 million or 37.3% of sales in Fiscal 2016. The decrease in gross margin dollars was attributable to lower sales and higher bad debt expense offset in part by decreased effect of purchase accounting adjustments of $11.3 million compared to $35.6 million. Adjusted gross margin was $2,372.1 million or 36.9% of adjusted sales compared to $2,476.0 million or 37.6% in the prior year (non-GAAP measure, see Item 6). The decrease in the adjusted gross margin rate from prior year of 70 basis points was principally due to lower sales, higher bad debt expense and de-leverage on store occupancy costs.

•
The Sterling Jewelers division gross margin dollars decreased $64.0 million compared to Fiscal 2016, reflecting decreased sales and a decline in the gross margin rate of 100 basis points due to higher bad debt expense and de-leverage on store occupancy costs. Gross merchandise margin rate was flat to prior year.

•
In the Zale division, gross margin dollars increased $24.0 million compared to Fiscal 2016, primarily attributable to the decreased effect of purchase accounting adjustments which totaled $11.3 million in Fiscal 2017 and $35.6 million in the prior year. The adjusted gross margin dollars were virtually flat to prior year and the rate increased 30 basis points reflecting higher merchandise margins of 100 basis points, offset in part by de-leverage on store occupancy costs.

•
In the UK Jewelry division, gross margin dollars decreased $39.5 million compared to Fiscal 2016, reflecting gross margin rate decrease of 170 basis points. The decreases in dollars and rate were driven principally by lower sales, de-leverage on store occupancy, a 90 basis point decline in the gross merchandise margin rate, including the unfavorable effect of foreign exchange.

In the fourth quarter, the consolidated gross margin was $945.5 million or 41.7% of sales compared to $1,016.0 million or 42.5% of sales in the prior year fourth quarter. Adjusted gross margin was $947.2 million or 41.7% of adjusted sales compared to $1,020.7 million or 42.6% in the prior year fourth quarter (non-GAAP measure, see Item 6). The declines in both the consolidated gross margin and adjusted gross margin were driven principally by lower sales leading to de-leverage on fixed costs as well as incremental promotional activity resulting in a flat merchandise margin rate to last year.
The declines in both gross margin and adjusted gross margin were driven principally by lower sales leading to deleverage on fixed costs as well as more promotional activity.

•
Gross margin dollars in the Sterling Jewelers division decreased $41.2 million compared to prior year fourth quarter, while the gross margin rate decreased 120 basis points due primarily to lower sales which de-leveraged fixed costs, such as store occupancy. In addition, higher bad debt expense and incremental promotional activity unfavorably impacted the gross margin rate.

•
In the Zale division, gross margin dollars decreased $2.3 million compared to prior year fourth quarter. Included in gross margin were purchase accounting adjustments totaling $1.6 million compared to $4.7 million in prior year fourth quarter. Adjusted gross margin dollars in the Zale division decreased $5.3 million compared to the prior year fourth quarter. The adjusted gross margin rate increased 40 basis points with higher merchandise margins of 120 basis points more than offsetting de-leverage of fixed costs on lower sales.

•
In the UK Jewelry division, gross margin dollars decreased $26.6 million compared to Fiscal 2016, while the gross margin rate decreased 220 basis points driven principally by de-leverage on lower sales and lower merchandise margins due to increased promotional activity.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for Fiscal 2017 were $1,880.2 million or 29.3% of sales compared to $1,987.6 million or 30.4% of sales in Fiscal 2016, down $107.4 million. The decrease was attributable to lower variable compensation costs due to lower sales and a reduction in integration costs primarily as a result of the $34.2 million appraisal settlement in the prior year. Included in SGA were unfavorable purchase accounting adjustments of $5.5 million and integration costs of $28.4 million in Fiscal 2017 compared to favorable purchase accounting adjustments of $9.2 million and transaction and integration costs of $78.9 million in Fiscal 2016. Adjusted SGA was $1,846.3 million or 28.7% of adjusted sales compared to 29.1% in the prior year (non-GAAP measure, see Item 6). The decrease in dollars and rate was driven primarily by lower variable compensation due to lower sales, lower advertising expense, merchant fee savings in Zale credit programs and favorable foreign exchange translation, offset in part by higher information technology (“IT”) expense associated with Signet’s IT modernization roadmap.
In the fourth quarter, SGA expense was $615.3 million or 27.1% of sales compared to $686.6 million or 28.7% of sales in the prior year fourth quarter. The decrease was attributable to lower variable compensation costs due to lower sales and a reduction in integration costs including consulting costs incurred in connection with the Zale integration, severance related to organizational changes and expenses associated with the settlement of miscellaneous legal matters pending as of the date of the Zale acquisition. Included in SGA were unfavorable purchase accounting adjustments of $1.6 million and integration costs of $9.9 million compared to unfavorable purchase accounting adjustments of $1.5 million and integration costs of $19.1 million in the prior year fourth quarter. Adjusted SGA was $603.8 million or 26.6% of adjusted sales compared to 27.8% in the prior year (non-GAAP measure, see Item 6). The 120 basis point decrease in SGA rate was driven primarily by lower variable compensation including short-term and long-term incentive compensation, impact of synergies, lower advertising expense, merchant fee savings in Zale credit programs and foreign exchange translation. Offsetting these items was higher IT expense associated with Signet’s IT modernization roadmap.

Other Operating Income, Net
In Fiscal 2017, other operating income, net was $282.6 million or 4.4% of sales compared to $250.9 million or 3.8% of sales in Fiscal 2016. In the fourth quarter, other operating income, net was $69.0 million or 3.0% of sales compared to $63.7 million or 2.6% of sales in the prior year fourth quarter. The year-over-year increase was primarily attributable to higher interest income earned from higher outstanding receivable balances.
Operating Income
In Fiscal 2017, operating income was $763.2 million or 11.9% of sales compared to $703.7 million or 10.7% of sales in Fiscal 2016. Included in operating income were purchase accounting adjustments of $16.8 million and transaction and integration costs of $28.4 million. Adjusted operating income was $808.4 million or 12.6% of adjusted sales compared to 12.3% in the prior year (non-GAAP measure, see Item 6).

	Fiscal 2017		Fiscal 2016
(in millions)	$	% of sales	$	% of sales
Sterling Jewelers division	$715.8	18.2%	$718.6	18.0%
Zale division(1)	73.4	4.0%	52.1	2.9%
UK Jewelry division	45.6	7.0%	61.5	8.3%
Other(2)	(71.6)	nm	(128.5)	nm
Operating income	$763.2	11.9%	$703.7	10.7%

(1)
Zale division includes net operating loss impact of $16.8 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $90.2 million or 5.0% of sales. The Zale division operating income included $62.2 million from Zale Jewelry or 4.0% of sales and $11.2 million from Piercing Pagoda or 4.3% of sales. In the prior year, Zale division includes net operating loss impact of $26.4 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $78.5 million or 4.3% of sales. The Zale division operating income included $44.3 million from Zale Jewelry or 2.8% of sales and $7.8 million from Piercing Pagoda or 3.2% of sales.

(2)
Other includes $28.4 million and $78.9 million of transaction and integration expenses in Fiscal 2017 and Fiscal 2016, respectively. Transaction and integration costs include legal settlement of $34.2 million over appraisal rights, and expenses associated with legal, tax, accounting, information technology implementation, consulting and severance.

nm	Not meaningful.
In the fourth quarter, operating income was $399.2 million or 17.6% of sales compared to $393.1 million or 16.4% of sales in prior year fourth quarter. Included in operating income were purchase accounting adjustments of $3.3 million and transaction and integration costs of $9.9 million. Adjusted operating income was $412.4 million or 18.1% of adjusted sales compared to 17.4% in the prior year (non-GAAP measure, see Item 6).

	Fourth Quarter Fiscal 2017		Fourth Quarter Fiscal 2016
(in millions)	$	% of sales	$	% of sales
Sterling Jewelers division	$298.0	21.3%	$305.4	21.0%
Zale division(1)	71.7	11.2%	63.0	9.6%
UK Jewelry division	42.6	18.7%	57.8	20.5%
Other(2)	(13.1)	nm	(33.1)	nm
Operating income	$399.2	17.6%	$393.1	16.4%

(1)
Zale division includes net operating loss impact of $3.3 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $75.0 million or 11.7% of sales. The Zale division operating income included $62.7 million from Zale Jewelry or 11.3% of sales and $9.0 million from Piercing Pagoda or 10.8% of sales. In the prior year fourth quarter, Zale division includes net operating loss impact of $6.2 million for purchase accounting adjustments. Excluding the impact from accounting adjustments, Zale division’s operating income was $69.2 million or 10.6% of sales. The Zale division operating income included $54.2 million from Zale Jewelry or 9.4% of sales and $8.8 million from Piercing Pagoda or 11.3% of sales.

(2)
Other includes $9.9 million and $19.1 million of transaction and integration expenses in Fiscal 2017 and Fiscal 2016, respectively. Transaction and integration costs include expenses associated with legal, tax, information technology implementation, consulting and severance.

nm	Not meaningful.
Interest Expense, Net
In Fiscal 2017, net interest expense was $49.4 million compared to $45.9 million in Fiscal 2016. The weighted average interest rate for the Company’s debt outstanding was 2.8% compared to 2.6% in the prior year.
In the fourth quarter, net interest expense was $13.0 million compared to $12.1 million in the prior year fourth quarter. The weighted average interest rate for the Company’s debt outstanding was 2.9% compared to 2.7% in the prior year fourth quarter.
Income Before Income Taxes
In Fiscal 2017, income before income taxes increased $56.0 million to $713.8 million or 11.1% of sales compared to $657.8 million or 10.0% of sales in Fiscal 2016.
In the fourth quarter, income before income taxes increased $5.2 million to $386.2 million or 17.0% of sales compared to $381.0 million or 15.9% of sales in the prior year fourth quarter.

Income Taxes
Income tax expense for Fiscal 2017 was $170.6 million compared to $189.9 million in Fiscal 2016, with an effective tax rate of 23.9% for Fiscal 2017 compared to 28.9% in Fiscal 2016. In the fourth quarter, income tax expense was $88.7 million compared to $109.1 million in the prior year fourth quarter. The lower effective tax rate in Fiscal 2017 was driven principally by income mix by jurisdiction and effect of global reinsurance and financing arrangements, including certain intra-entity debt agreements which mature on various dates between fiscal year 2022 and 2027.
Net Income
Net income for Fiscal 2017 was up 16.1% to $543.2 million or 8.5% of sales compared to $467.9 million or 7.1% of sales in Fiscal 2016.
For the fourth quarter, net income was up 9.4% to $297.5 million or 13.1% of sales compared to $271.9 million or 11.4% of sales in the prior year fourth quarter.
Earnings per Share
For Fiscal 2017, diluted earnings per share were $7.08 compared to $5.87 in Fiscal 2016, an increase of 20.6%. Adjusted diluted earnings per share were $7.45 compared to $6.86 in the prior year (non-GAAP measure, see Item 6). The weighted average diluted number of common shares outstanding was 76.7 million compared to 79.7 million in Fiscal 2016. Signet repurchased 11.2 million shares in Fiscal 2017 compared to 1.0 million shares in Fiscal 2016.
For the fourth quarter, diluted earnings per share were $3.92 compared to $3.42 in the prior year fourth quarter, up 14.6%. Adjusted diluted earnings per share were $4.03 compared to $3.63 in the prior year fourth quarter (non-GAAP measure, see Item 6). The weighted average diluted number of common shares outstanding was 75.8 million compared to 79.4 million in the prior year fourth quarter.
The Company issued preferred shares on October 5, 2016, which include a cumulative dividend right and may be converted into common shares. The Company’s computation of diluted earnings per share includes the effect of potential common shares for outstanding awards issued under the Company’s share-based compensation plans and preferred shares upon conversion, if dilutive. In computing diluted EPS, the Company also adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the preferred shares. For the fourth quarter and year to date periods, the preferred shares were more dilutive if conversion was assumed. See Item 8 for additional information related to the preferred shares (Note 5) or the calculation of earnings per share (Note 7).
Dividends per Common Share
In Fiscal 2017, dividends of $1.04 were declared by the Board of Directors compared to $0.88 in Fiscal 2016.
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

	Change from previous year
Fourth quarter of Fiscal 2016	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	5.0%	1.9%	6.9%	—%	6.9%	$1,452.5
Zale Jewelry	4.4%	0.8%	5.2%	(3.0)%	2.2%	$577.0
Piercing Pagoda	6.4%	1.9%	8.3%	—%	8.3%	$78.1
Zale division	4.7%	0.9%	5.6%	(2.7)%	2.9%	$655.1
UK Jewelry division	4.7%	1.2%	5.9%	(4.2)%	1.7%	$282.6
Other (4)	—%	nm	nm	—%	nm	$2.4
Signet	4.9%	1.5%	6.4%	(1.3)%	5.1%	$2,392.6
Adjusted Signet(3)						$2,397.8

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)    Includes all sales from stores not open for 12 months.
(3)    Non-GAAP measure, see Item 6.
(4)    Includes sales from Signet’s diamond sourcing initiative.
nm    Not meaningful.
Sterling Jewelers sales
In the fourth quarter, the Sterling Jewelers division’s total sales were $1,452.5 million compared to $1,358.3 million in the prior year fourth quarter, up 6.9% and same store sales increased 5.0%, compared to an increase of 3.7% in the prior year fourth quarter. Sales increases in the fourth quarter were driven by a combination of factors described below which drove results across our Kay and Jared brands. Sterling Jewelers’ average merchandise transaction value increased 6.0% and the number of transactions decreased 2.3%. This was driven principally by strong sales of diamond fashion jewelry and select bridal brands. This was the case at Kay in addition to Sterling Jewelers overall. Jared average merchandise transaction value decreased 3.4% and number of transactions increased 3.5% due to higher sales concentration of lower average merchandise transaction value in diamond fashion assortments. Additionally, several qualitative factors supported overall favorable results across the Sterling Jewelers division including, but not limited to, sales team execution, marketing and credit.

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

nm	Not meaningful.
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
Earnings Per Share
For Fiscal 2016, diluted earnings per share were $5.87 compared to $4.75 in Fiscal 2015, an increase of 23.6%. Adjusted diluted earnings per share were $6.86 compared to $5.63 in the prior year (non-GAAP measure, see Item 6). The weighted average diluted number of common shares outstanding was 79.7 million compared to 80.2 million in Fiscal 2015. Signet repurchased 1,018,568 shares in Fiscal 2016 compared to 288,393 shares in Fiscal 2015.
For the fourth quarter, diluted earnings per share were $3.42 compared to $2.84 in the prior year fourth quarter, up 20.4%. Adjusted diluted earnings per share were $3.63 compared to $3.06 in the prior year fourth quarter (non-GAAP measure, see Item 6). The weighted average diluted number of common shares outstanding was 79.4 million compared to 80.2 million in the prior year fourth quarter.
Dividends Per Share
In Fiscal 2016, dividends of $0.88 were approved by the Board of Directors compared to $0.72 in Fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES
Summary Cash Flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net cash provided by operating activities	$678.3	$443.3	$283.0
Net cash used in investing activities	(278.4)	(228.7)	(1,652.6)
Net cash (used in) provided by financing activities	(438.2)	(266.6)	1,320.9
Decrease in cash and cash equivalents	(38.3)	(52.0)	(48.7)

Cash and cash equivalents at beginning of period	137.7	193.6	247.6
Decrease in cash and cash equivalents	(38.3)	(52.0)	(48.7)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(3.9)	(5.3)
Cash and cash equivalents at end of period	$98.7	$137.7	$193.6

Free cash flow(1)	$400.3	$216.8	$62.8

(1)	Non-GAAP measure. See Item 6 for additional information.
OVERVIEW
Operating activities provide the primary source of cash and are influenced by a number of factors, such as:

•	net income;

•	changes in the level of inventory as a result of sales and new store growth;

•	changes to accounts receivable driven by the in-house customer finance program metrics including average monthly collection rate and the mix of finance offer participation;

•	changes to accrued expenses including variable compensation; and

•	deferred revenue, reflective of the performance of extended service plan sales.
Other sources of cash include borrowings, issuance of common and preferred shares for cash and proceeds from the securitization facility relating to Signet’s Sterling Jewelers finance receivables.
Net Cash Provided By Operating Activities
Signet derives most of its operating cash from net income through the sale of jewelry. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by third-party credit or debit card. Partially offsetting cash receipts via sales are payments of operating expenses. Signet’s largest operating expenses are cost of inventory along with payroll and payroll-related benefits.
Working Capital
Changes to accounts receivable are driven by the Sterling Jewelers division in-house credit program. If a customer makes use of financing provided by the Sterling Jewelers division, the cash is received over time based on terms of the agreement. In Fiscal 2017, 62.0% of the Sterling Jewelers division’s sales were made using customer financing provided by Signet, as compared to 61.5% in Fiscal 2016. The average monthly collection rate from the Sterling Jewelers customer in-house finance receivables was 11.0% as compared to 11.5% in Fiscal 2016. Changes in credit participation and the collection rate impact the level of receivables.
Changes to accounts payable are primarily driven by the timing and amount of merchandise purchased, the mix of merchandise purchased and the relevant payment terms. Signet typically pays for merchandise within 30 days of receipt. Due to the nature of specialty retail jewelry, it is usual for inventory to turnover on average once approximately every 12 months.
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

The change in inventory is primarily driven by the sales performance of the existing stores, the net change in store space and the seasonal pattern of sales. Other factors which drive changes to inventory include changes in sourcing practices, commodity costs, foreign exchange and merchandise mix. To further enhance product selection, test new jewelry designs and working capital levels, Signet enters into consignment arrangements for merchandise. The majority of inventory held on consignment is in the US, which at January 28, 2017 amounted to $574.0 million as compared to $441.9 million at January 30, 2016. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant supplier without financial or commercial penalties. When Signet sells consignment inventory, it becomes liable to the supplier for the cost of the item. The sale of any such inventory is accounted for on a gross basis (see principal accounting policies, Item 8).
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
Signet’s largest class of operating expense relates to store and central payroll and benefits. These are typically paid on a weekly, biweekly or monthly basis, with annual bonus payments also being made. Operating lease payments in respect of stores occupied are normally paid on a monthly basis by the Sterling Jewelers and Zale divisions and on a quarterly basis by the UK Jewelry division. Payment for advertising on television, radio or in print is usually made between 30 and 60 days after the advertisement appears. Other expenses, none of which are material, have various payment terms.
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
Fiscal 2017 Cash Flow Results
In Fiscal 2017, net cash provided by operating activities was $678.3 million as compared to $443.3 million in Fiscal 2016. The increase of $235.0 million is attributable to a $75.3 million increase in net income, a $22.5 million increase in depreciation and amortization (including amortization of unfavorable intangible liabilities) related to the elevated level of capital expenditures since the acquisition of Zale in Fiscal 2014 and the following cash flows associated with changes in operating assets and liabilities:

•
Cash used for accounts receivable was $102.7 million compared to $189.8 million in Fiscal 2016, reflecting an increase in the underlying accounts receivable as a result of the 50 basis point decline in the collection rate from customers. The collection rate decline is due principally to a continuation of the shift in credit plan mix towards plans requiring lower monthly payments and an increase in the average transaction value. Our receivable portfolio has experienced growth compared to the prior year end, however, this growth trajectory has flattened in recent periods. Credit applications compared to the prior year end are down by approximately 10% which is driven by declines in retail traffic, primarily mall traffic which has has lowered the number of active credit accounts compared to the prior year end by approximately 23,000, or 1.5%. Slowed growth in the receivable portfolio has also contributed to a higher rate of charge-offs as a percentage of average gross accounts receivable of 10.7% in the current year compared to 9.9% in the prior year. As accounts are charged-off that were originated in periods of high portfolio growth during a period of slower portfolio growth, this ratio will increase.

•
Cash used for inventory and inventory-related items was $9.7 million compared to $46.0 million in Fiscal 2016. The change in inventory cash flows is attributed to the change in total inventory on-hand to $2,449.3 million in Fiscal 2017 compared to $2,453.9 million in Fiscal 2016. Key factors impacting the decrease in total inventory were sound inventory management and the effect of foreign exchange, offset by increases associated with new store growth and higher commodity prices.

•	Cash used for other receivables and other assets was $6.9 million compared to $70.6 million in Fiscal 2016 primarily due to an increase in deferred extended service plan selling costs.

•
Cash used for accrued expenses and other liabilities was $21.8 million in Fiscal 2017 compared to $51.8 million of cash in-flows in Fiscal 2016 primarily due to a decrease in payroll-related accrued expenses, including short-term and long-term incentive compensation.

•
Cash provided by deferred revenue was $43.6 million in Fiscal 2017 compared to $76.3 million in Fiscal 2016. The increase in deferred revenue was primarily driven by higher extended service plan sales in the Sterling Jewelers and Zale divisions.

•
Cash provided by income taxes was $38.9 million compared to $25.7 million of cash outflows in Fiscal 2016 due to lower estimated tax payments made in Fiscal 2017 as a result of lower taxable income and Signet’s lower effective tax rate.

Cash Used in Investing Activities
Net cash used in investing activities primarily reflects the purchases of property, plant and equipment related to the:

•	rate of space expansion in the US;

•	investment in existing stores, reflecting the level of investment in sales-enhancing technology, and the number of store remodels and relocations carried out; and

•	investments in IT modernization and digital ecosystem.
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
In Fiscal 2017, net cash used in investing activities was $278.4 million, compared to $228.7 million in Fiscal 2016 and $1,652.6 million in Fiscal 2015. Excluding the acquisition of Zale in Fiscal 2015, cash used in investing activities was $223.4 million. The overall increase in capital additions was primarily due to new stores and investments in eCommerce and modernization of legacy IT systems in all divisions. In Fiscal 2017 and Fiscal 2016, capital expenditures in each division exceeded depreciation and amortization recognized. See table below for additional information regarding capital additions.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
(in millions)
Capital additions in Sterling Jewelers	$154.5	$141.6	$157.6
Capital additions in Zale division	97.7	57.9	42.0
Capital additions in UK Jewelry	25.7	26.4	20.2
Capital additions in Other	0.1	0.6	0.4
Total purchases of property, plant and equipment	$278.0	$226.5	$220.2

Ratio of capital additions to depreciation and amortization in Sterling Jewelers	137.1%	133.3%	164.7%
Ratio of capital additions to depreciation and amortization in Zale division	181.9%	120.4%	135.5%
Ratio of capital additions to depreciation and amortization in UK Jewelry	119.0%	131.3%	91.4%
Ratio of capital additions to depreciation and amortization for Signet	147.2%	129.2%	147.1%
Free Cash Flow
Free cash flow (non-GAAP measure, see Item 6) is defined as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow in Fiscal 2017 was $400.3 million compared to $216.8 million and $62.8 million in Fiscal 2016 and Fiscal 2015, respectively. The increase in free cash flow in Fiscal 2017 compared to Fiscal 2016 was primarily due to growth in profitability and working capital management, primarily through improvements in inventory planning.
Cash Provided By/Used in Financing Activities
The major items within financing activities are discussed below:
Proceeds from issuance of equity shares
On October 5, 2016, the Company issued 625,000 preferred shares to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The preferred shares rank senior to the Company’s common shares, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears, commencing on February 15, 2017. See Note 5 of Item 8 for additional information related to preferred shareholder rights.

In addition, $2.1 million was received in Fiscal 2017 from the issuance of common shares as compared to $5.0 million in Fiscal 2016. Other than equity based compensation awards granted to employees, Signet has not issued common shares as a financing activity for more than 10 years.
Dividends
Dividends on common shares

	Fiscal 2017			Fiscal 2016			Fiscal 2015
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.26	$20.4		$0.22	$17.6		$0.18	$14.4
Second quarter	0.26	19.7		0.22	17.6		0.18	14.4
Third quarter	0.26	18.1		0.22	17.5		0.18	14.5
Fourth quarter	0.26	17.7	(1)	0.22	17.5	(1)	0.18	14.4
Total	$1.04	$75.9		$0.88	$70.2		$0.72	$57.7

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of January 28, 2017 and January 30, 2016, $17.7 million and $17.5 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2017 and Fiscal 2016, respectively.

In addition, on March 9, 2017, Signet’s Board of Directors declared a quarterly dividend of $0.31 per share on its common shares. This dividend will be payable on May 31, 2017 to shareholders of record on April 28, 2017, with an ex-dividend date of April 26, 2017.
Dividends on preferred shares
As of January 28, 2017, dividends on preferred shares totaling $11.3 million were declared and accrued for by the Company. This dividend is payable to preferred shareholders as of February 15, 2017. This amount, along with the impact of the deemed dividend for the accretion of issuance costs associated with the preferred shares, reduced net income attributable to common shareholders in Fiscal 2017. There were no cumulative undeclared dividends on the preferred shares as of January 28, 2017.
Restrictions on dividend payments
Signet has a senior unsecured multi-currency, multi-year revolving credit facility agreement (the “Credit Facility”) which provides the Company with a $700 million revolving credit facility and a $357.5 million term loan facility. This credit facility agreement permits the making of dividend payments and stock repurchases so long as the Parent Company (i) is not in default under the agreement, or (ii) if in default at the time of making such dividend repayment or stock repurchase, has no loans outstanding under the agreement or more than $10 million in letters of credit issued under the agreement.
Under Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.
Share repurchases
The Company’s share repurchase activity was as follows:

		Fiscal 2017			Fiscal 2016			Fiscal 2015
(in millions, expect per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	10.0	$864.4	$86.40	n/a	n/a	n/a	n/a	n/a	n/a
2013 Program(2)	$350.0	1.2	$135.6	$111.26	1.0	$130.0	$127.63	0.3	$29.8	$103.37
Total		11.2	$1,000.0	$89.10	1.0	$130.0	$127.63	0.3	$29.8	$103.37

(1)	The 2016 Program had $510.6 million remaining as of January 28, 2017.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.
In February 2016, the Board authorized the repurchase of Signet’s common shares up to $750.0 million (the “2016 Program”). In August 2016, the Board increased its authorized share repurchase program by $625.0 million, bringing the total authorization for the 2016 Program to $1,375.0 million. The 2016 Program may be suspended or discontinued at any time without notice.
On October 5, 2016, the Company entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase $525.0 million of the Company’s common shares. At inception, the Company paid $525.0 million to the financial institution and took delivery of 4.7 million shares with an initial estimated cost of $367.5 million. In December 2016, the ASR was finalized and the Company received an additional 1.3 million shares. Total shares repurchased under the ASR were 6.0 million shares at an average purchase price of $87.01 per share based on the volume-weighted average price of the Company’s common shares traded during the pricing period, less an agreed discount.

Movement in Cash and Indebtedness
Cash and cash equivalents at January 28, 2017 were $98.7 million compared to $137.7 million as of January 30, 2016. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At January 28, 2017, Signet had $1,417.6 million of outstanding debt, comprised of $398.8 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility, a $348.6 million term loan facility, $56.0 million on the revolving credit facility and bank overdrafts totaling $14.2 million. The term loan requires the Company to make scheduled quarterly principal payments over the five-year term. During Fiscal 2017, $16.4 million in principal payments were made.
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
The Company had stand-by letters of credit on the revolving credit facility of $15.3 million and $28.8 million as of January 28, 2017 and January 30, 2016, respectively, that reduce remaining availability under the revolving credit facility.
Net debt (non-GAAP measure, see Item 6) was $1,310.3 million as of January 28, 2017 compared to net debt of $1,241.0 million as of January 30, 2016.
Capital availability
Signet’s level of borrowings and cash balances fluctuates during the year reflecting the seasonality of its cash flow requirements and business performance. Management believes that cash balances and the committed borrowing facilities (including the Credit Facility described more fully in Note 20 of Item 8) currently available to the business are sufficient for both its present and near term requirements. The following table provides a summary of these items as of January 28, 2017, January 30, 2016 and January 31, 2015:

(in millions)	January 28, 2017	January 30, 2016	January 31, 2015
Working capital(1)	$3,438.9	$3,437.0	$3,210.3
Capitalization:
Long-term debt	1,317.9	1,321.0	1,354.3
Series A redeemable convertible preferred shares	611.9	—	—
Shareholder’s equity	2,490.2	3,060.7	2,810.4
Total capitalization	$4,420.0	$4,381.7	$4,164.7
Additional amounts available under credit agreements	$628.7	$371.2	$374.6

(1)
Results reclassified in accordance with Signet’s adoption of Accounting Standards Update 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. See Note 2 of Item 8 for additional information.

In addition to cash generated from operating activities, during Fiscal 2017, Fiscal 2016 and Fiscal 2015, Signet also had funds available from the credit facilities described above.
Signet’s Credit Facility contains various customary representations and warranties, financial reporting requirements and other affirmative and negative covenants. The Credit Facility requires that Signet maintain at all times a “Leverage Ratio” (as defined in the agreement) to be no greater than 2.50 to 1.00 and a “Fixed Charge Coverage Ratio” (as defined in the agreement) to be no less than 1.40 to 1.00, both determined as of the end of each fiscal quarter of Signet for the trailing twelve months.
Credit Rating
The following table provides Signet’s credit ratings as of January 28, 2017:

Rating Agency	Corporate	Senior Unsecured Notes
Standard & Poor’s	BBB-	BBB-
Moody’s	Baa3	Baa3
Fitch	BB+	BB+

OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
Signet held $574.0 million of consignment inventory which is not recorded on the balance sheet at January 28, 2017, as compared to $441.9 million at January 30, 2016. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.
Contingent property liabilities
At January 28, 2017, approximately 26 UK Jewelry property leases had been assigned by Signet to third parties (and remained unexpired and occupied by assignees at that date) and approximately 12 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.
CONTRACTUAL OBLIGATIONS
A summary of operating lease obligations is set out below. These primarily relate to minimum payments due under store lease arrangements. The majority of the store operating leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchant association dues. Additional information regarding Signet’s operating leases is available in Item 2 and Note 25 included in Item 8.
Long-term debt obligations comprise borrowings with an original maturity of greater than one year. It is expected that operating commitments will be funded from future operating cash flows and no additional facilities will be required to meet these obligations.
Contractual obligations as of January 28, 2017

(in millions)	Less than one year	Between one and three years	Between three and five years	More than five years	Total
Long-term debt obligations - Principal(1)	$22.4	$671.5	$310.7	$400.0	$1,404.6
Long-term debt obligations - Interest(2)	40.9	63.0	45.9	47.0	196.8
Operating lease obligations(3)	450.0	700.4	566.8	901.1	2,618.3
Capital commitments	48.4	—	—	—	48.4
Pensions	3.3	—	—	—	3.3
Commitment fee payments	1.3	2.6	1.8	—	5.7
Deferred compensation plan	3.0	7.0	10.6	23.8	44.4
Current income tax	101.8	—	—	—	101.8
Other long-term liabilities(4)	—	—	—	5.0	5.0
Total	$671.1	$1,444.5	$935.8	$1,376.9	$4,428.3

(1)	Includes principal payments on all long-term debt obligations.

(2)
Includes future interest payments on all long-term debt obligations, inclusive of both fixed- and variable-rate debt. Projected interest costs on variable rate debt were calculated using rates in effect at January 28, 2017. Amounts exclude the amortization of debt discounts, the amortization of loan fees and fees for lines of credit that would be included in interest expense in the consolidated income statements.

(3)
Operating lease obligations relate to minimum payments due under store lease arrangements. Most store operating leases require payment of real estate taxes, insurance and common area maintenance fees. Real estate taxes, insurance and common area maintenance fees were approximately 30% of base rentals for Fiscal 2017. These are not included in the table above. Some operating leases also require additional payments based on a percentage of sales.

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

CRITICAL ACCOUNTING POLICIES
Critical accounting policies covering areas of greater complexity that are subject to the exercise of judgment due to the reliance on key estimates are listed below. A comprehensive listing of Signet’s critical accounting policies is set forth in Note 1 of the consolidated financial statements in Item 8.
Revenue recognition for extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred. The deferral period for lifetime warranty sales in each division is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. The deferral period and recognition rates of deferred revenue related to lifetime warranty sales is determined based on multi-year patterns of claims costs; therefore, a shift in historical experience of claims cost and frequency over several periods would be required to alter the revenue recognition pattern materially. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized.
The Sterling Jewelers division sells ESP, subject to certain conditions, to perform repair work over the life of the product. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated pattern of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Based on an evaluation of historical claims data, management currently estimates that substantially all claims will be incurred within 17 years of the sale of the warranty contract.
In the second quarter of Fiscal 2016, an operational change related to the Sterling Jewelers division’s ESP associated with ring sizing was made to further align Zale and Sterling ESP policies. As a result, revenue from the sale of these lifetime ESP in the Sterling Jewelers division is deferred and recognized over 17 years for all plans, with approximately 57% of revenue recognized within the first two years for plans sold on or after May 2, 2015 (January 30, 2016: 57%) and 42% of revenue recognized within the first two years for plans sold prior to May 2, 2015 (January 30, 2016: 42%; January 31, 2015: 45%).
The Zale division also sells ESP. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime ESP is deferred and recognized over 10 years, with approximately 69% of revenue recognized within the first two years (January 30, 2016: 69%; January 31, 2015: 69%).
Deferred revenue related to extended service plans, voucher promotions and other items at the end of Fiscal 2017 and Fiscal 2016 was $935.9 million and $889.4 million, respectively.
Property, plant and equipment
Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, based on the Company’s internal business plans. If the undiscounted cash flow is less than the asset’s carrying amount, the impairment charge recognized is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. The Company utilizes historical experience, internal business plans and an appropriate discount rate to estimate the fair value. Property and equipment at stores planned for closure are depreciated over a revised estimate of their useful lives.
In Fiscal 2017, the income statement includes a charge of $1.3 million for impairment of assets as compared to $0.7 million in Fiscal 2016. Property, plant and equipment, net, totaled $822.9 million as of January 28, 2017 and $727.6 million as of January 30, 2016. Depreciation and amortization expense for Fiscal 2017 and Fiscal 2016 was $175.0 million and $161.4 million, respectively. Application of alternative assumptions, such as changes in estimates of future cash flows, could produce significantly different results. A 10% decrease in the estimated undiscounted cash flows for the stores with indicators of impairment would not have had a material impact on the Company’s results of operations in Fiscal 2017.
Goodwill and intangibles
Goodwill is evaluated for impairment annually and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any. The two-step impairment test involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies.
The annual testing date for goodwill allocated to the Sterling Jewelers reporting unit is the last day of the fourth quarter. The annual testing date for goodwill allocated to the reporting units associated with the Zale division and the Other reporting unit is May 31. There have been no goodwill impairment charges recorded during the fiscal periods presented in the consolidated financial statements as financial results for the reporting units have met or exceeded financial projections developed at the time of the acquisitions. If future economic conditions are different than those projected by management, future impairment charges may be required. Goodwill totaled $517.6 million as of January 28, 2017 and $515.5 million as of January 30, 2016.
Intangible assets with definite lives are amortized and reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying amount, the Company recognizes an impairment charge equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. Intangible assets with definite lives, net of accumulated amortization, totaled $12.2 million as of January 28, 2017 and $25.6 million as of January 30, 2016.
Intangible assets with indefinite lives are reviewed for impairment each year in the second quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company first performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any. If future economic conditions are different than those projected by management, future impairment charges may be required. Intangible assets with indefinite lives totaled $404.8 million as of January 28, 2017 and $402.2 million as of January 30, 2016.
Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The Company recorded a valuation allowance of $31.5 million and $31.9 million, as of January 28, 2017 and January 30, 2016, respectively, due to uncertainties related to the Company’s ability to utilize some of the deferred tax assets, primarily consisting of net operating losses, foreign tax credits and foreign capital losses carried forward.
The annual effective tax rate is based on annual income, statutory tax rates and tax planning strategies available in the various jurisdictions in which the Company operates. The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company records a reserve for uncertain tax positions, including interest and penalties. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the reserve for uncertain tax positions decreased by 10%, the impact would be approximately $1.0 million as of January 28, 2017. See Note 9 in Item 8 for additional information regarding deferred tax assets and unrecognized tax benefits.
Accounts receivable
Accounts receivable are stated at their nominal amounts and primarily include account balances outstanding from Sterling Jewelers division in-house customer finance programs. The finance receivables from the in-house customer finance programs are comprised of a large volume of transactions with no one customer representing a significant balance. The initial acceptance of customer finance arrangements is based on proprietary consumer credit model scores. Subsequent to the initial financed purchase, the Company monitors the credit quality of its customer finance receivable portfolio based on payment activity driving the aging of receivables, as well as proprietary models assessing each account’s probability of default. Subsequent to the initial financed purchase, the Company monitors the credit quality of its customer finance receivable portfolio based on payment activity driving the aging of receivables, as well as through the use of proprietary behavioral and collection models which assess each account’s probability of default based on performance on their account and regularly refreshed credit bureau attributes.
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
Allowances for uncollectible amounts are recorded as a charge to cost of sales in the consolidated income statement. Receivables are charged off to the allowance when amounts become more than 120 days aged on the recency method and more than 240 days aged on the contractual method. The allowance at January 28, 2017 was $138.7 million against a gross accounts receivable balance of $1,952.0 million. This compares to an allowance of $130.0 million against a gross accounts receivable balance of $1,855.9 million at January 30, 2016. If management’s estimate of the allowance for uncollectible accounts had been different by 10% at the end of Fiscal 2017, cost of sales would have been impacted by approximately $13.9 million.
Inventories
Inventories are primarily held for resale and are valued at the lower of cost or market value. Cost is determined using weighted-average cost for all inventories except for inventories held in the Company’s diamond sourcing operations where cost is determined using specific identification. Inventory reserves for obsolete, slow moving or defective items are calculated as the difference between the cost of inventory and its estimated market value, based on targeted inventory turn rates, future demand, management strategy and market conditions. Due to the inventory being primarily comprised of precious stones and metals including gold, the age of the inventory has a limited impact on the estimated market value. Inventory reserves for shrinkage are estimated and recorded based on historical physical inventory results, expectations of future inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers. Historically, the Company’s actual physical inventory count results have shown our estimates to be materially accurate. Management does not believe there is a reasonable likelihood that changes in the Company’s inventory shrinkage levels will occur so as to have a material effect on the Company’s financial condition or results of operations in future periods. The total inventory reserve was $43.2 million at the end of Fiscal 2017 and Fiscal 2016. Total inventory at January 28, 2017 was $2,449.3 million as compared to $2,453.9 million at January 30, 2016.
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
The Company utilizes significant assumptions, along with the actual employee census data, in determining its net periodic pension cost and benefit obligations included in the consolidated financial statements. The net periodic pension cost of the UK Plan is measured on an actuarial basis using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets. The net periodic pension cost is charged to selling, general and administrative expenses in the consolidated income statements. See Note 19 in Item 8 for additional information.
The funded status of the UK Plan is recognized on the balance sheet, and is the difference between the fair value of plan assets and the projected benefit obligation measured at the balance sheet date. Gains or losses and prior service costs or credits that arise and are not included as components of net periodic pension cost are recognized, net of tax, in OCI. The funded status of the UK Plan at January 28, 2017 was a $31.9 million asset as compared to a $51.3 million asset at January 30, 2016. Based on the composition of the assets held and obligations of the UK Plan as of January 28, 2017, a 10 basis point change in the discount rate would have changed the funded status of the UK Plan by approximately $3.8 million. The estimated net periodic pension cost in Fiscal 2017 would have changed by approximately $0.6 million if a 10 basis point change in the discount rate and expected long-term rate of return on plan assets were to occur.
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
Signet’s exposure to market risk is managed by Signet’s Treasury Committee, consisting of Signet’s Chief Executive Officer, Chief Financial Officer, Senior Vice President - Tax and Treasury, Senior Vice President - Controller and Treasurer. Where deemed necessary to achieve the objective of reducing market risk volatility on Signet’s operating results, certain derivative instruments are entered into after review and approval by the Treasury Committee. Signet uses derivative financial instruments for risk management purposes only.
A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists of an interest rate swap, forward foreign currency exchange contracts, commodity forward purchase contracts and net zero-cost collar arrangements. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to interest rates, foreign exchange rates and commodity prices is detailed in Note 17 of Item 8.
Foreign Currency Exchange Rate Risk
Approximately 91% of Signet’s total assets were held in entities whose functional currency is the US dollar at January 28, 2017 and generated approximately 86% of its sales and 94% of its operating income in US dollars in Fiscal 2017. All remaining assets, sales and operating income are in UK British pounds and Canadian dollars.
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
The UK Jewelry division buys certain products and materials on international markets that are priced in US dollars, and therefore has an exposure to exchange rates on the cost of goods sold. Signet uses certain derivative financial instruments to hedge a portion of this exposure within treasury guidelines approved by the Board.
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
It is Signet’s policy to minimize the impact of precious metal commodity price volatility on operating results through the use of commodity forward purchase contracts, or by entering into either purchase options or net zero-cost collar arrangements, within treasury guidelines approved by the Board.

Interest Rate Risk
Signet’s interest income or expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding. As of January 28, 2017, a hypothetical 100 basis point increase in interest rates would result in additional annual interest expense of approximately $7.3 million, including the effect of the interest rate swap designated as a cash flow hedge.
Sensitivity Analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.
Fair value changes arising from:

(in millions)	Fair Value January 28, 2017	10 basis point decrease in interest rates	10% depreciation of $ against £	10% depreciation of $ against C$	10% depreciation of gold prices	Fair Value January 30, 2016
Foreign exchange contracts	$3.0	$—	$(2.1)	$(4.6)	$—	$0.6
Commodity contracts	(3.4)	—	—	—	(11.2)	(0.2)
Interest rate swap	0.4	(0.3)	—	—	—	(3.4)
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
The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against British pound and Canadian dollar from the levels applicable at January 28, 2017 with all other variables remaining constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Signet Jewelers Limited:
We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (Signet) as of January 28, 2017 and January 30, 2016, and the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of shareholders’ equity for each of the 52 week periods ended January 28, 2017, January 30, 2016, and January 31, 2015. We also have audited Signet’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Signet’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signet as of January 28, 2017 and January 30, 2016, and the results of its operations and its cash flows for each of the 52 week periods ended January 28, 2017, January 30, 2016 and January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Signet maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Cleveland, Ohio
March 16, 2017

SIGNET JEWELERS LIMITED
CONSOLIDATED INCOME STATEMENTS

(in millions, except per share amounts)	Fiscal 2017	Fiscal 2016	Fiscal 2015	Notes
Sales	$6,408.4	$6,550.2	$5,736.3	4
Cost of sales	(4,047.6)	(4,109.8)	(3,662.1)
Gross margin	2,360.8	2,440.4	2,074.2
Selling, general and administrative expenses	(1,880.2)	(1,987.6)	(1,712.9)
Other operating income, net	282.6	250.9	215.3	10
Operating income	763.2	703.7	576.6	4
Interest expense, net	(49.4)	(45.9)	(36.0)
Income before income taxes	713.8	657.8	540.6
Income taxes	(170.6)	(189.9)	(159.3)	9
Net income	543.2	467.9	381.3
Dividends on redeemable convertible preferred shares	(11.9)	—	—	6
Net income attributable to common shareholders	$531.3	$467.9	$381.3

Earnings per common share:
Basic	$7.13	$5.89	$4.77	7
Diluted	$7.08	$5.87	$4.75	7
Weighted average common shares outstanding:
Basic	74.5	79.5	79.9	7
Diluted	76.7	79.7	80.2	7

Dividends declared per common share	$1.04	$0.88	$0.72	6
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2017			Fiscal 2016			Fiscal 2015
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$543.2			$467.9			$381.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(25.6)	—	(25.6)	(40.2)	—	(40.2)	(60.6)	—	(60.6)
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	(0.7)	0.3	(0.4)	—	—	—
Cash flow hedges:
Unrealized gain (loss)	8.8	(1.9)	6.9	(17.2)	5.4	(11.8)	9.1	(2.9)	6.2
Reclassification adjustment for losses to net income	(0.7)	0.1	(0.6)	4.9	(1.4)	3.5	18.6	(6.1)	12.5
Pension plan:
Actuarial gain (loss)	(16.9)	3.3	(13.6)	13.8	(2.9)	10.9	(20.4)	4.6	(15.8)
Reclassification adjustment to net income for amortization of actuarial losses	1.5	(0.3)	1.2	3.4	(0.7)	2.7	2.0	(0.4)	1.6
Prior service costs	(0.5)	0.1	(0.4)	(0.6)	0.1	(0.5)	(0.9)	0.2	(0.7)
Reclassification adjustment to net income for amortization of net prior service credits	(1.9)	0.4	(1.5)	(2.2)	0.5	(1.7)	(1.7)	0.4	(1.3)
Total other comprehensive (loss) income	$(35.3)	$1.7	$(33.6)	$(38.8)	$1.3	$(37.5)	$(53.9)	$(4.2)	$(58.1)
Total comprehensive income			$509.6			$430.4			$323.2
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amount)	January 28, 2017	January 30, 2016	Notes
Assets		As adjusted	2
Current assets:
Cash and cash equivalents	$98.7	$137.7	1
Accounts receivable, net	1,858.0	1,756.4	11
Other receivables	95.9	84.0
Other current assets	136.3	152.6
Income taxes	4.4	3.5
Inventories	2,449.3	2,453.9	12
Total current assets	4,642.6	4,588.1
Non-current assets:
Property, plant and equipment, net	822.9	727.6	13
Goodwill	517.6	515.5	14
Intangible assets, net	417.0	427.8	14
Other assets	165.1	154.6	15
Deferred tax assets	0.7	—	9
Retirement benefit asset	31.9	51.3	19
Total assets	$6,597.8	$6,464.9
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$91.1	$57.7	20
Accounts payable	255.7	269.1
Accrued expenses and other current liabilities	478.2	498.3	21
Deferred revenue	276.9	260.3	22
Income taxes	101.8	65.7
Total current liabilities	1,203.7	1,151.1
Non-current liabilities:
Long-term debt	1,317.9	1,321.0	20
Other liabilities	213.7	230.5	23
Deferred revenue	659.0	629.1	22
Deferred tax liabilities	101.4	72.5	9
Total liabilities	3,495.7	3,404.2
Commitments and contingencies			25
Series A redeemable convertible preferred shares of $0.01 par value: 500 shares authorized, 0.625 shares outstanding	611.9	—	5
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 68.3 shares outstanding (2016: 79.4 outstanding)	15.7	15.7	6
Additional paid-in capital	280.7	279.9
Other reserves	0.4	0.4
Treasury shares at cost: 18.9 shares (2016: 7.8 shares)	(1,494.8)	(495.8)	6
Retained earnings	3,995.9	3,534.6	6
Accumulated other comprehensive loss	(307.7)	(274.1)	8
Total shareholders’ equity	2,490.2	3,060.7
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,597.8	$6,464.9
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Cash flows from operating activities:
Net income	$543.2	$467.9	$381.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188.8	175.3	149.7
Amortization of unfavorable leases and contracts	(19.7)	(28.7)	(23.7)
Pension benefit	(1.6)	—	(2.4)
Share-based compensation	8.0	16.4	12.1
Deferred taxation	27.7	25.0	(47.6)
Excess tax benefit from exercise of share awards	(2.4)	(6.9)	(11.8)
Amortization of debt discount and issuance costs	2.8	3.6	7.4
Other non-cash movements	0.4	3.6	2.7
Changes in operating assets and liabilities:
Increase in accounts receivable	(102.7)	(189.8)	(194.6)
Increase in other receivables and other assets	(20.4)	(44.1)	(18.0)
Decrease (increase) in other current assets	13.5	(26.5)	(35.5)
Increase in inventories	(9.7)	(46.0)	(121.6)
(Decrease) increase in accounts payable	(7.0)	(6.4)	23.7
(Decrease) increase in accrued expenses and other liabilities	(21.8)	51.8	64.8
Increase in deferred revenue	43.6	76.3	102.3
Increase (decrease) in income taxes payable	38.9	(25.7)	(1.6)
Pension plan contributions	(3.3)	(2.5)	(4.2)
Net cash provided by operating activities	678.3	443.3	283.0
Investing activities
Purchase of property, plant and equipment	(278.0)	(226.5)	(220.2)
Purchase of available-for-sale securities	(10.4)	(6.2)	(5.7)
Proceeds from sale of available-for-sale securities	10.0	4.0	2.5
Acquisition of Zale Corporation, net of cash acquired	—	—	(1,429.2)
Net cash used in investing activities	(278.4)	(228.7)	(1,652.6)
Financing activities
Dividends paid on common shares	(75.6)	(67.1)	(55.3)
Proceeds from issuance of common shares	2.1	5.0	6.1
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	611.3	—	—
Excess tax benefit from exercise of share awards	2.4	6.9	11.8
Proceeds from senior notes	—	—	398.4
Proceeds from term loan	—	—	400.0
Repayments of term loan	(16.4)	(25.0)	(10.0)
Proceeds from securitization facility	2,404.1	2,303.9	1,941.9
Repayments of securitization facility	(2,404.1)	(2,303.9)	(1,341.9)
Proceeds from revolving credit facility	1,270.0	316.0	260.0
Repayments of revolving credit facility	(1,214.0)	(316.0)	(260.0)
Payment of debt issuance costs	(2.7)	—	(20.5)
Repurchase of common shares	(1,000.0)	(130.0)	(29.8)
Net settlement of equity based awards	(4.9)	(8.3)	(18.4)
Principal payments under capital lease obligations	(0.2)	(1.0)	(0.8)
Proceeds from (repayment of) short-term borrowings	(10.2)	(47.1)	39.4
Net cash (used in) provided by financing activities	(438.2)	(266.6)	1,320.9
Cash and cash equivalents at beginning of period	137.7	193.6	247.6
Decrease in cash and cash equivalents	(38.3)	(52.0)	(48.7)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(3.9)	(5.3)
Cash and cash equivalents at end of period	$98.7	$137.7	$193.6

Non-cash investing activities:
Capital expenditures in accounts payable	$9.2	$9.3	$6.2
Supplemental cash flow information:
Interest paid	$47.1	$41.6	$25.4
Income taxes paid	$104.0	$180.1	$208.8
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at February 1, 2014	$15.7	$258.8	$0.4	$(346.2)	$2,812.9	$(178.5)	$2,563.1
Net income	—	—	—	—	381.3	—	381.3
Other comprehensive loss	—	—	—	—	—	(58.1)	(58.1)
Dividends on common shares	—	—	—	—	(57.7)	—	(57.7)
Repurchase of common shares	—	—	—	(29.8)	—	—	(29.8)
Net settlement of equity based awards	—	(3.0)	—	(3.2)	(0.4)	—	(6.6)
Share options exercised	—	(2.7)	—	9.2	(0.4)	—	6.1
Share-based compensation expense	—	12.1	—	—	—	—	12.1
Balance at January 31, 2015	15.7	265.2	0.4	(370.0)	3,135.7	(236.6)	2,810.4
Net income	—	—	—	—	467.9	—	467.9
Other comprehensive loss	—	—	—	—	—	(37.5)	(37.5)
Dividends on common shares	—	—	—	—	(70.2)	—	(70.2)
Repurchase of common shares	—	—	—	(130.0)	—	—	(130.0)
Net settlement of equity based awards	—	(1.5)	—	(1.1)	1.3	—	(1.3)
Share options exercised	—	(0.2)	—	5.3	(0.1)	—	5.0
Share-based compensation expense	—	16.4	—	—	—	—	16.4
Balance at January 30, 2016	15.7	279.9	0.4	(495.8)	3,534.6	(274.1)	3,060.7
Net income	—	—	—	—	543.2	—	543.2
Other comprehensive loss	—	—	—	—	—	(33.6)	(33.6)
Dividends on common shares	—	—	—	—	(75.9)	—	(75.9)
Dividends on redeemable convertible preferred shares	—	—	—	—	(11.9)	—	(11.9)
Repurchase of common shares	—	—	—	(1,000.0)	—	—	(1,000.0)
Net settlement of equity based awards	—	(7.2)	—	(1.1)	5.9	—	(2.4)
Share options exercised	—	—	—	2.1	—	—	2.1
Share-based compensation expense	—	8.0	—	—	—	—	8.0
Balance at January 28, 2017	$15.7	$280.7	$0.4	$(1,494.8)	$3,995.9	$(307.7)	$2,490.2
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and summary of significant accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as five reportable segments: the Sterling Jewelers division, the Zale division, which consists of the Zale Jewelry and Piercing Pagoda segments, the UK Jewelry division and Other. The “Other” reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 4 for additional discussion of the Company’s segments.
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
(a) Basis of preparation
The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP”) and include the results for the 52 week period ended January 28, 2017 (“Fiscal 2017”), as Signet’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 52 week period ended January 30, 2016 (“Fiscal 2016”) and the 52 week period ended January 31, 2015 (“Fiscal 2015”). Intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
(b) Use of estimates
The preparation of these consolidated financial statements, in conformity with US GAAP and US Securities and Exchange Commission (“SEC”) regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of accounts receivable, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, indefinite-lived intangible assets, as well as depreciation and amortization of long-lived assets.
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
See Note 8 for additional discussion of the Company’s foreign currency translation.
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
Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales in each division is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets.
The Sterling Jewelers division sells ESP, subject to certain conditions, to perform repair work over the life of the product. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated pattern of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Based on an evaluation of historical claims data, management currently estimates that substantially all claims will be incurred within 17 years of the sale of the warranty contract.
In the second quarter of Fiscal 2016, an operational change related to the Sterling Jewelers division’s ESP associated with ring sizing was made to further align Zale and Sterling ESP policies. As a result, revenue from the sale of these lifetime ESP in the Sterling Jewelers division is deferred and recognized over 17 years for all plans, with approximately 57% of revenue recognized within the first two years for plans sold on or after May 2, 2015 (January 30, 2016: 57%) and 42% of revenue recognized within the first two years for plans sold prior to May 2, 2015 (January 30, 2016: 42%; January 31, 2015: 45%).
The Zale division also sells ESP. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime ESP is deferred and recognized over 10 years, with approximately 69% of revenue recognized within the first two years (January 30, 2016: 69%; January 31, 2015: 69%). Revenues related to the optional theft protection are deferred and recognized in proportion to when the expected claims costs will be incurred over the two-year contract period. Zale Jewelry customers are also offered a two-year watch warranty and a one-year warranty that covers breakage. Piercing Pagoda customers are also offered a one-year warranty that covers breakage. Revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.
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
(e) Cost of sales and selling, general and administrative expenses
Cost of sales includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to distribution centers and stores inclusive of payroll, inventory shrinkage, store operating and occupancy costs, net bad debts and charges for late payments under the in-house customer finance programs. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. Selling, general and administrative expenses include store staff and store administrative costs; centralized administrative expenses, including information technology and credit; advertising and promotional costs and other operating expenses not specifically categorized elsewhere in the consolidated income statements.

Compensation and benefits costs included within cost of sales and selling, general and administrative expenses were as follows:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Wages and salaries	$1,183.2	$1,222.8	$1,095.6
Payroll taxes	96.5	101.1	91.8
Employee benefit plans	19.3	17.5	9.6
Share-based compensation	8.0	16.4	12.1
Total compensation and benefits	$1,307.0	$1,357.8	$1,209.1
(f) Store opening costs
The opening costs of new locations are expensed as incurred.
(g) Advertising and promotional costs
Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogs and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $380.6 million in Fiscal 2017 (Fiscal 2016: $384.2 million; Fiscal 2015: $333.0 million).
(h) In-house customer finance programs
Sterling Jewelers division operates customer in-house finance programs that allow customers to finance merchandise purchases from its stores. Finance charges are recognized in accordance with the contractual agreements. Gross interest earned is recorded as other operating income in the consolidated income statements. See Note 10 for additional discussion of the Company’s other operating income. In addition to interest-bearing accounts, a portion of credit sales are made using interest-free financing for one year or less, subject to certain conditions.
Accrual of interest is suspended when accounts become more than 90 days aged on a recency basis. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when receivables are removed from the non-accrual status.
(i) Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations.
The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company records a reserve for uncertain tax positions, including interest and penalties. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.
See Note 9 for additional discussion of the Company’s income taxes.
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
The following table summarizes the details of the Company’s cash and cash equivalents:

(in millions)	January 28, 2017	January 30, 2016
Cash and cash equivalents held in money markets and other accounts	$65.6	$100.4
Cash equivalents from third-party credit card issuers	31.1	35.4
Cash on hand	2.0	1.9
Total cash and cash equivalents	$98.7	$137.7

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
Signet’s recency method of aging has been in place and unchanged since the inception of the in-house consumer financing program. The delinquency level is measured by the number of days since the last qualifying payment was received, with the qualifying payment increasing with delinquency level. The average minimum scheduled payment on a customer account is 8%. The minimum payment does not decline as the balance declines.
See Note 11 for additional discussion of the Company’s accounts receivables.
(l) Inventories
Inventories are primarily held for resale and are valued at the lower of cost or market value. Cost is determined using weighted-average cost for all inventories except for inventories held in the Company’s diamond sourcing operations, where cost is determined using specific identification. Cost includes charges directly related to bringing inventory to its present location and condition. Such charges would include warehousing, security, distribution and certain buying costs. Market value is defined as estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. Inventory reserves are recorded for obsolete, slow moving or defective items and shrinkage. Inventory reserves for obsolete, slow moving or defective items are calculated as the difference between the cost of inventory and its estimated market value based on targeted inventory turn rates, future demand, management strategy and market conditions. Due to the inventory being primarily comprised of precious stones and metals including gold, the age of the inventory has a limited impact on the estimated market value. Inventory reserves for shrinkage are estimated and recorded based on historical physical inventory results, expectations of future inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers.
See Note 12 for additional discussion of the Company’s inventories.
(m) Vendor contributions
Contributions are received from vendors through various programs and arrangements including cooperative advertising. Where vendor contributions related to identifiable promotional events are received, contributions are matched against the costs of promotions. Vendor contributions received as general contributions and not related to specific promotional events are recognized as a reduction of inventory costs.
(n) Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation, amortization and impairment charges. Maintenance and repair costs are expensed as incurred. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	30 – 40 years when land is owned or the remaining term of lease, not to exceed 40 years
Leasehold improvements	Remaining term of lease, not to exceed 10 years
Furniture and fixtures	Ranging from 3 – 10 years
Equipment and software	Ranging from 3 – 5 years
Computer software purchased or developed for internal use is stated at cost less accumulated amortization. Signet’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, Signet also capitalizes certain payroll and payroll-related costs for employees directly associated with internal use computer projects. Amortization is charged on a straight-line basis over periods from three to five years.
Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, based on the Company’s internal business plans. If the undiscounted cash flow is less than the asset’s carrying amount, the impairment charge recognized is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. The Company utilizes historical experience, internal business plans and an appropriate discount rate to estimate the fair value. Property and equipment at stores planned for closure are depreciated over a revised estimate of their useful lives.
See Note 13 for additional discussion of the Company’s property, plant and equipment.

(o) Goodwill and intangibles
In a business combination, the Company estimates and records the fair value of identifiable intangible assets and liabilities acquired. The fair value of these intangible assets and liabilities is estimated based on management’s assessment, including determination of appropriate valuation technique and consideration of any third party appraisals, when necessary. Significant estimates in valuing intangible assets and liabilities acquired include, but are not limited to, future expected cash flows associated with the acquired asset or liability, expected life and discount rates. The excess purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each. Goodwill is evaluated for impairment annually and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any. The two-step impairment test involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies.
The annual testing date for goodwill allocated to the Sterling Jewelers reporting unit is the last day of the fourth quarter. The annual testing date for goodwill allocated to the reporting units associated with the Zale division and the Other reporting unit is May 31. There have been no goodwill impairment charges recorded during the fiscal periods presented in the consolidated financial statements as financial results for the reporting units have met or exceeded financial projections developed at the time of the acquisitions. If future economic conditions are different than those projected by management, future impairment charges may be required.
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
See Note 14 for additional discussion of the Company’s goodwill and intangibles.
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
See Note 17 for additional discussion of the Company’s derivatives and hedge activities.
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
The funded status of the UK Plan is recognized on the balance sheet, and is the difference between the fair value of plan assets and the projected benefit obligation measured at the balance sheet date. Gains or losses and prior service costs or credits that arise and are not included as components of net periodic pension cost are recognized, net of tax, in OCI.
Signet also operates a defined contribution plan in the UK and a defined contribution retirement savings plan in the US. Contributions made by Signet to these pension arrangements are charged primarily to selling, general and administrative expenses in the consolidated income statements as incurred.
See Note 19 for additional discussion of the Company’s employee benefits.
(r) Borrowing costs
Borrowings include interest-bearing bank loans, accounts receivable securitization program and bank overdrafts. Borrowing costs are capitalized and amortized into interest expense over the contractual term of the related loan.
See Note 20 for additional discussion of the Company’s borrowing costs.
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
See Note 24 for additional discussion of the Company’s share-based compensation plans.
(t) Contingent liabilities
Provisions for contingent liabilities are recorded for probable losses when management is able to reasonably estimate the loss or range of loss. When it is reasonably possible that a contingent liability may result in a loss or additional loss, the range of the loss is disclosed.
See Note 25 for additional discussion of the Company’s contingencies.
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
See Note 25 for additional discussion of the Company’s leases.
(v) Common shares
New shares are recorded in common shares at their par value when issued. The excess of the issue price over the par value is recorded in additional paid-in capital.

(w) Preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Convertible Preference Shares (“preferred shares”) for an aggregate price of $625.0 million. The preferred shares were issued under an effective registration statement filed with the SEC. The accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity,” requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer. The Company's preferred shares were classified as temporary equity and recorded in the consolidated balance sheet at fair value upon issuance.
See Note 5 for additional information regarding the Company's preferred shares.
(x) Dividends
Dividends on common shares are reflected as a reduction of retained earnings in the period in which they are formally declared by the Board of Directors (the “Board”). In addition, the cumulative dividends on preferred shares, whether or not declared, are reflected as a reduction of retained earnings.
2. New accounting pronouncements
New accounting pronouncements adopted during the period
Share-based compensation
In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU No. 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Signet adopted this guidance during Fiscal 2017. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.
Debt issuance costs
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance provides clarity that the SEC would not object to the deferral and presentation of debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU Nos. 2015-03 and 2015-15 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Signet adopted this guidance during Fiscal 2017. Accordingly, the Company adjusted the consolidated balance sheet as of January 30, 2016 by reducing total assets and debt for amounts classified as deferred debt issuance costs of $9.5 million. Signet continues to present debt issuance costs relating to its revolving credit facility and asset-backed securitization facility as other assets in the consolidated balance sheets.
See Note 20 for additional discussion of the Company's debt issuance costs.
New accounting pronouncements to be adopted in future periods
Credit losses
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance requires entities to measure and recognize expected credit losses for financial assets measured at amortized cost basis. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts of expected losses over the remaining contractual life that affect collectibility. ASU No. 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. Signet currently expects to adopt this guidance when effective, and continues to assess the impact the adoption of this guidance will have on the Company’s financial position or results of operations.
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
There are many aspects of this new accounting guidance that are still being interpreted. The FASB has recently issued updates to certain aspects of the guidance to address implementation issues. In March 2016, the FASB issued additional guidance concerning “Principal versus Agent” considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectibility, noncash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as ASU No. 2014-09 guidance discussed above.
Signet is in the process of evaluating contracts with customers under the new guidance and cannot currently estimate the financial statement impact of adoption. The Company expects to progress through its assessment during Fiscal 2018 and will adopt this guidance in the first quarter of our fiscal year ending February 2, 2019. A decision has not yet been made regarding the transition method the Company will use to adopt the new guidance.
Inventory
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The new guidance states that inventory will be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Signet plans to adopt this guidance in the first quarter of Fiscal 2018. Signet does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
Financial instruments
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance primarily impacts accounting for equity investments and financial liabilities under the fair value option, as well as, the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments will generally be measured at fair value, with subsequent changes in fair value recognized in net income. ASU No. 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Signet plans to adopt this guidance in the first quarter of our fiscal year ending February 2, 2019. Signet does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
Leases
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new guidance primarily impacts lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU No. 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Signet is currently assessing the timing of adoption which is effective for the first quarter of our fiscal year ending February 1, 2020 and the impact that adopting this guidance will have on the Company’s financial position or results of operations.
Liabilities
In March 2016, the FASB issued ASU No. 2016-04, “Liabilities - Extinguishments of Liabilities (Subtopic 405-20).” The new guidance addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. Liabilities related to the sale of prepaid stored-value products within the scope of this update are financial liabilities. ASU No. 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Signet plans to adopt this guidance in the first quarter of our fiscal year ending February 2, 2019. Signet does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
Share-based compensation
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This guidance is effective for Signet in the first quarter of Fiscal 2018. Signet does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

3. Acquisitions
Zale Corporation
On May 29, 2014, the Company acquired 100% of the outstanding shares of Zale Corporation, making the entity a wholly-owned consolidated subsidiary of Signet (the “Zale Acquisition” or “Acquisition”). Under the terms of the Agreement and Plan of Merger, Zale Corporation shareholders received $21 per share in cash for each outstanding share of common stock and the vesting, upon consummation of the Acquisition, of certain outstanding Zale Corporation restricted stock units and stock options, which converted into the right to receive the merger consideration of $1,458.0 million, including $478.2 million to extinguish Zale Corporation’s existing debt. The Acquisition was funded by the Company through existing cash and the issuance of $1,400.0 million of long-term debt, including: (a) $400.0 million of senior unsecured notes due in 2024, (b) $600.0 million of two-year revolving asset-backed variable funding notes, and (c) a $400.0 million five-year senior unsecured term loan facility. See Note 20 for additional information related to the Company’s long-term debt instruments.
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
The excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed was recognized as goodwill. The goodwill attributable to the Acquisition is not deductible for tax purposes. See Note 14 for additional discussion of the Company’s goodwill.
The following unaudited consolidated pro forma information summarizes the results of operations of the Company as if the Acquisition and related issuance of $1,400.0 million of long-term debt (see Note 20) had occurred as of February 2, 2013. The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

(in millions, except per share amounts)	Fiscal 2015
Pro forma sales	$6,325.1
Pro forma net income	$462.1
Pro forma earnings per share – basic	$5.78
Pro forma earnings per share – diluted	$5.76
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

•
Exclusion of acquisition-related costs of $58.0 million, which were included in the Company’s results of operations for the year ended January 31, 2015, respectively. Also excluded were costs associated with the unsecured bridge facility discussed in Note 20 of $4.0 million, which were expensed in Fiscal 2015. All amounts were reported within the Other segment.

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

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales:
Sterling Jewelers	$3,930.4	$3,988.7	$3,765.0
Zale Jewelry(1)	1,549.7	1,568.2	1,068.7
Piercing Pagoda	263.1	243.2	146.9
UK Jewelry	647.1	737.6	743.6
Other	18.1	12.5	12.1
Total sales	$6,408.4	$6,550.2	$5,736.3

Operating income (loss):
Sterling Jewelers	$715.8	$718.6	$624.3
Zale Jewelry(2)	62.2	44.3	(1.9)
Piercing Pagoda(3)	11.2	7.8	(6.3)
UK Jewelry	45.6	61.5	52.2
Other(4)	(71.6)	(128.5)	(91.7)
Total operating income	$763.2	$703.7	$576.6

Depreciation and amortization:
Sterling Jewelers	$112.7	$106.2	$95.7
Zale Jewelry	49.1	44.8	29.4
Piercing Pagoda	4.6	3.3	1.6
UK Jewelry	21.6	20.1	22.1
Other	0.8	0.9	0.9
Total depreciation and amortization	$188.8	$175.3	$149.7

Capital additions:
Sterling Jewelers	$154.5	$141.6	$157.6
Zale Jewelry	85.0	47.7	35.1
Piercing Pagoda	12.7	10.2	6.9
UK Jewelry	25.7	26.4	20.2
Other	0.1	0.6	0.4
Total capital additions	$278.0	$226.5	$220.2
(1)    Includes sales of $234.6 million, $248.7 million and $205.5 million generated by Canadian operations in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

(2)
Includes net operating loss of $16.4 million, $23.1 million and $35.1 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. See Note 3 for additional information.

(3)
Includes net operating loss of $0.4 million, $3.3 million and $10.8 million related to the effects of purchase accounting associated with the acquisition of Zale Corporation for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. See Note 3 for additional information.

(4)
For Fiscal 2017, Other includes $28.4 million of integration costs for consulting expenses associated with information technology (“IT”) implementations, severance related to organizational changes and and expenses associated with the settlement of miscellaneous legal matters pending as of the date of the Zale acquisition. For Fiscal 2016, Other includes $78.9 million of transaction and integration costs primarily attributable to the impact of the appraisal rights legal settlement discussed in Note 25 and expenses associated with legal, tax, accounting, IT implementations and consulting services, as well as severance costs. For Fiscal 2015, Other includes $59.8 million of transaction and integration expenses associated with legal, tax, accounting, IT implementations and consulting services, as well as severance costs related to Zale and other management changes.

(in millions)	January 28, 2017	January 30, 2016
Total assets:
Sterling Jewelers	$4,015.4	$3,788.0
Zale Jewelry	1,940.7	1,955.1
Piercing Pagoda	141.6	141.8
UK Jewelry	372.6	427.8
Other	127.5	152.2
Total assets	$6,597.8	$6,464.9

Total long-lived assets:
Sterling Jewelers	$567.3	$519.7
Zale Jewelry	1,050.1	1,013.7
Piercing Pagoda	61.4	53.3
UK Jewelry	70.7	75.3
Other	8.0	8.9
Total long-lived assets	$1,757.5	$1,670.9

Total liabilities:
Sterling Jewelers	$2,061.4	$1,982.2
Zale Jewelry	524.3	530.3
Piercing Pagoda	28.2	28.5
UK Jewelry	110.6	132.0
Other	771.2	731.2
Total liabilities	$3,495.7	$3,404.2

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales by product:
Diamonds and diamond jewelry	$3,853.7	$3,918.1	$3,450.6
Gold, silver jewelry, other products and services	2,090.0	2,116.4	1,784.5
Watches	464.7	515.7	501.2
Total sales	$6,408.4	$6,550.2	$5,736.3
5. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 preferred shares to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the preferred shares carrying value, and are accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accretion relating to these fees of $0.6 million was recorded in the consolidated balance sheet as of January 28, 2017.

Dividend rights: The preferred shares rank senior to the Company’s common shares, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The liquidation preference for preferred shares is equal to the greater of (a) the Stated Value per share, plus all accrued but unpaid dividends and (b) the consideration holders would have received if preferred shares were converted into common shares immediately prior to the liquidation. As of January 28, 2017, the liquidation preference was $636.3 million. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears, commencing on February 15, 2017, either in cash or by increasing the Stated Value at the option of the Company. In addition, preferred shareholders were entitled to receive dividends or distributions declared or paid on common shares on an as-converted basis, other than the Company’s regularly declared quarterly cash dividends not in excess of 130% of the arithmetic average of the regular, quarterly cash dividends per common share, if any, declared by the Company during the preceding four calendar quarters.
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
Conversion features: Preferred shares are convertible at the option of the holders at any time into common shares at the then applicable conversion rate. The conversion rate of 10.6529 common shares per preferred share was established as the Stated Value divided by the defined conversion price of $93.8712. As of January 28, 2017, the maximum number of common shares that could be required to be issued if converted was 6.7 million shares. The conversion rate is subject to certain anti-dilution and other adjustments, including stock split / reverse stock split transactions, regular dividends declared on common shares, share repurchases (excluding amounts through open market transactions or accelerated share repurchases) and issuances of common shares or other securities convertible into common shares. The initial issuance did not include a beneficial conversion feature as the conversion price used to set the conversion ratio at the time of issuance was greater than the Company’s common stock price.
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
Voting rights: Preferred shareholders are entitled to vote with the holders of common shares on an as-converted basis. Holders of preferred shares are entitled to a separate class vote with respect to certain designee(s) for election to the Company’s Board of Directors, amendments to the Company’s organizational documents that have an adverse effect on the preferred shareholders and issuances by the Company of securities that are senior to, or equal in priority with, the preferred shares.
Registration rights:  Preferred shareholders have certain customary registration rights with respect to the preferred shares and the shares of common shares into which they are converted, pursuant to the terms of a registration rights agreement.
6. Common shares, treasury shares, reserves and dividends
Common shares
The par value of each Common Share is 18 cents. The consideration received for common shares relating to options issued during Fiscal 2017 was $2.1 million (Fiscal 2016: $5.0 million; Fiscal 2015: $6.1 million).
Treasury shares
Signet may from time to time repurchase common shares under various share repurchase programs authorized by Signet’s Board. Repurchases may be made in the open market, through block trades, accelerated share repurchase agreements or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The repurchase programs are funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares are held as treasury shares and may be used by Signet for general corporate purposes.

Treasury shares represent the cost of shares that the Company purchased in the market under the applicable authorized repurchase program, shares forfeited under the Omnibus Incentive Plan and those previously held by the Employee Stock Ownership Trust (“ESOT”) to satisfy options under the Company’s share option plans.
In February 2016, the Board authorized the repurchase of Signet’s common shares up to $750.0 million (the “2016 Program”). In August 2016, the Board increased its authorized share repurchase program by $625.0 million, bringing the total authorization for the 2016 Program to $1,375.0 million. The 2016 Program may be suspended or discontinued at any time without notice.
On October 5, 2016, the Company entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase $525.0 million of the Company’s common shares. At inception, the Company paid $525.0 million to the financial institution and took delivery of 4.7 million shares with an initial estimated cost of $367.5 million. In December 2016, the ASR was finalized and the Company received an additional 1.3 million shares. Total shares repurchased under the ASR were 6.0 million shares at an average purchase price of $87.01 per share based on the volume-weighted average price of the Company’s common shares traded during the pricing period, less an agreed discount.
The Company reflected shares delivered as treasury shares as of the date the shares were physically delivered in computing the weighted average common shares outstanding for both basic and diluted earnings per share. The ASR was accounted for as a treasury stock transaction and a forward stock purchase contract. The forward stock purchase contract was determined to be indexed to the Company’s own stock and met all of the applicable criteria for equity classification.
During Fiscal 2017, the Company also repurchased 5.2 million common shares through open market transactions for a total cost of $475.0 million. The share repurchase activity is outlined in the table below:

		Fiscal 2017			Fiscal 2016			Fiscal 2015
(in millions, expect per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	10.0	$864.4	$86.40	n/a	n/a	n/a	n/a	n/a	n/a
2013 Program(2)	$350.0	1.2	$135.6	$111.26	1.0	$130.0	$127.63	0.3	$29.8	$103.37
Total		11.2	$1,000.0	$89.10	1.0	$130.0	$127.63	0.3	$29.8	$103.37

(1)	The 2016 Program had $510.6 million remaining as of January 28, 2017.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.
Shares held in treasury by the Company as of January 28, 2017 and January 30, 2016 were 18.9 million and 7.8 million, respectively. Shares were reissued in the amounts of 0.1 million and 0.2 million, net of taxes and forfeitures, in Fiscal 2017 and Fiscal 2016, respectively, to satisfy awards outstanding under existing share-based compensation plans.
Dividends on common shares

	Fiscal 2017			Fiscal 2016			Fiscal 2015
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.26	$20.4		$0.22	$17.6		$0.18	$14.4
Second quarter	0.26	19.7		0.22	17.6		0.18	14.4
Third quarter	0.26	18.1		0.22	17.5		0.18	14.5
Fourth quarter	0.26	17.7	(1)	0.22	17.5	(1)	0.18	14.4
Total	$1.04	$75.9		$0.88	$70.2		$0.72	$57.7

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of January 28, 2017 and January 30, 2016, $17.7 million and $17.5 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2017 and Fiscal 2016, respectively.

In addition, on March 9, 2017, Signet’s Board declared a quarterly dividend of $0.31 per share on its common shares. This dividend will be payable on May 31, 2017 to shareholders of record on April 28, 2017, with an ex-dividend date of April 26, 2017.
Dividends on preferred shares
As of January 28, 2017, dividends on preferred shares totaling $11.3 million were declared and accrued for by the Company. As disclosed in the consolidated income statements, there were no cumulative undeclared dividends on the preferred shares that reduced net income attributable to common shareholders. In addition, a $0.6 million deemed dividend related to accretion of issuance costs associated with the preferred shares was recognized in Fiscal 2017.

These direct and incremental expenses originally reduced the preferred shares carrying value, and are accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accretion relating to these fees of $0.6 million was recorded in the consolidated balance sheet as of January 28, 2017.
Other
As of January 28, 2017, the principal trading market for the Company’s common shares is the New York Stock Exchange (symbol: SIG). The Company also maintained a standard listing of its common shares on the London Stock Exchange (“LSE”) (symbol: SIG) during Fiscal 2016. On February 16, 2016, the Company filed a voluntary application with the United Kingdom’s Financial Conduct Authority to delist its common shares from the LSE. Common shares of the Company continued to trade on the LSE until close of business on March 15, 2016.
7. Earnings per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Numerator:
Net income attributable to common shareholders	$531.3	$467.9	$381.3
Denominator:
Weighted average common shares outstanding	74.5	79.5	79.9
EPS – basic	$7.13	$5.89	$4.77
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares and restricted stock units issued under the Omnibus Plan and stock options issued under the Share Saving Plans and Executive Plans. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented. Additionally, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net income attributable to common shareholders. See Note 5 for additional discussion of the Company’s preferred shares. The computation of diluted EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Numerator:
Net income attributable to common shareholders	$531.3	$467.9	$381.3
Add: Dividends on preferred shares	11.9	—	—
Numerator for diluted EPS	$543.2	$467.9	$381.3

Denominator:
Weighted average common shares outstanding	74.5	79.5	79.9
Plus: Dilutive effect of share awards	0.1	0.2	0.3
Plus: Dilutive effect of preferred shares	2.1	—	—
Diluted weighted average common shares outstanding	76.7	79.7	80.2

EPS – diluted	$7.08	$5.87	$4.75
The calculation of diluted EPS excludes the following share awards on the basis that their effect would be anti-dilutive.

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Share awards	0.1	0.1	—

8. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive (loss) income
Balance at February 1, 2014	$(137.0)	$—	$(14.3)	$(42.5)	$15.3	$(178.5)
OCI before reclassifications	(60.6)	—	6.2	(15.8)	(0.7)	(70.9)
Amounts reclassified from AOCI to net income	—	—	12.5	1.6	(1.3)	12.8
Net current period OCI	(60.6)	—	18.7	(14.2)	(2.0)	(58.1)
Balance at January 31, 2015	$(197.6)	$—	$4.4	$(56.7)	$13.3	$(236.6)
OCI before reclassifications	(40.2)	(0.4)	(11.8)	10.9	(0.5)	(42.0)
Amounts reclassified from AOCI to net income	—	—	3.5	2.7	(1.7)	4.5
Net current period OCI	(40.2)	(0.4)	(8.3)	13.6	(2.2)	(37.5)
Balance at January 30, 2016	$(237.8)	$(0.4)	$(3.9)	$(43.1)	$11.1	$(274.1)
OCI before reclassifications	(25.6)	—	6.9	(13.6)	(0.4)	(32.7)
Amounts reclassified from AOCI to net income	—	—	(0.6)	1.2	(1.5)	(0.9)
Net current period OCI	(25.6)	—	6.3	(12.4)	(1.9)	(33.6)
Balance at January 28, 2017	$(263.4)	$(0.4)	$2.4	$(55.5)	$9.2	$(307.7)
 The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(2.7)	$(0.4)	$1.3	Cost of sales (see Note 17)
Interest rate swaps	2.2	2.7	—	Interest expense, net (see Note 17)
Commodity contracts	(0.2)	2.6	17.3	Cost of sales (see Note 17)
Total before income tax	(0.7)	4.9	18.6
Income taxes	0.1	(1.4)	(6.1)
Net of tax	(0.6)	3.5	12.5

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	1.5	3.4	2.0	Selling, general and administrative expenses(1)
Amortization of unrecognized net prior service credits	(1.9)	(2.2)	(1.7)	Selling, general and administrative expenses(1)
Total before income tax	(0.4)	1.2	0.3
Income taxes	0.1	(0.2)	—
Net of tax	(0.3)	1.0	0.3

Total reclassifications, net of tax	$(0.9)	$4.5	$12.8

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 19 for additional information.

9. Income taxes

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Income before income taxes:
– US	$424.0	$426.1	$380.8
– Foreign	289.8	231.7	159.8
Total income before income taxes	$713.8	$657.8	$540.6

Current taxation:
– US	$137.6	$161.7	$199.5
– Foreign	3.9	3.5	7.8
Deferred taxation:
– US	28.1	22.3	(47.9)
– Foreign	1.0	2.4	(0.1)
Total income taxes	$170.6	$189.9	$159.3
As the statutory rate of corporation tax in Bermuda is 0%, the differences between the US federal income tax rate and the effective tax rates for Signet have been presented below:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
US federal income tax rates	35.0%	35.0%	35.0%
US state income taxes	1.9%	2.7%	2.1%
Differences between US federal and foreign statutory income tax rates	(0.2)%	(0.5)%	(0.8)%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	0.4%	0.5%	0.8%
Disallowable transaction costs	0.1%	2.1%	0.7%
Impact of global reinsurance arrangements	(5.4)%	(2.4)%	(1.5)%
Impact of global financing arrangements	(8.2)%	(8.7)%	(7.2)%
Other items	0.3%	0.2%	0.4%
Effective tax rate	23.9%	28.9%	29.5%
In Fiscal 2017, Signet’s effective tax rate was lower than the US federal income tax rate primarily due to the impact of Signet’s global reinsurance and financing arrangements utilized to fund the acquisition of Zale. Signet’s future effective tax rate is dependent on changes in the geographic mix of income.

Deferred taxes
Deferred tax assets (liabilities) consisted of the following:

	January 28, 2017			January 30, 2016
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(160.1)	$(160.1)	$—	$(156.2)	$(156.2)
US property, plant and equipment	—	(86.2)	(86.2)	—	(73.6)	(73.6)
Foreign property, plant and equipment	5.0	—	5.0	5.4	—	5.4
Inventory valuation	—	(289.4)	(289.4)	—	(252.8)	(252.8)
Allowances for doubtful accounts	60.4	—	60.4	54.1	—	54.1
Revenue deferral	216.0	—	216.0	188.5	—	188.5
Derivative instruments	—	—	—	1.6	—	1.6
Straight-line lease payments	37.5	—	37.5	35.0	—	35.0
Deferred compensation	16.5	—	16.5	13.9	—	13.9
Retirement benefit obligations	—	(6.1)	(6.1)	—	(10.3)	(10.3)
Share-based compensation	5.7	—	5.7	7.4	—	7.4
Other temporary differences	51.0	—	51.0	52.4	—	52.4
Net operating losses and foreign tax credits	69.2	—	69.2	80.6	—	80.6
Value of foreign capital losses	11.3	—	11.3	13.4	—	13.4
Total gross deferred tax assets (liabilities)	$472.6	$(541.8)	$(69.2)	$452.3	$(492.9)	$(40.6)
Valuation allowance	(31.5)	—	(31.5)	(31.9)	—	(31.9)
Deferred tax assets (liabilities)	$441.1	$(541.8)	$(100.7)	$420.4	$(492.9)	$(72.5)

Disclosed as:
Non-current assets			$0.7			$—
Non-current liabilities			(101.4)			(72.5)
Deferred tax assets (liabilities)			$(100.7)			$(72.5)
As of January 28, 2017, Signet had deferred tax assets associated with net operating loss carry forwards of $43.8 million, which are subject to ownership change limitations rules under Section 382 of the Internal Revenue Code (“IRC”) and various US state regulations, and expire between 2017 and 2033. Deferred tax assets associated with foreign tax credits also subject to Section 382 of the IRC total $13.7 million as of January 28, 2017, which expire between 2017 and 2024 and foreign net operating loss carryforwards of $11.7 million, which expire between 2018 and 2037. Additionally, Signet had foreign capital loss carry forward deferred tax assets of $11.3 million (Fiscal 2016: $13.4 million), which are only available to offset future capital gains, if any, over an indefinite period.
The decrease in the total valuation allowance in Fiscal 2017 was $0.4 million (Fiscal 2016: $0.5 million net decrease; Fiscal 2015: $7.5 million net increase). The valuation allowance primarily relates to foreign capital and trading loss carry forwards, foreign tax credits and net operating losses that, in the judgment of management, are not more likely than not to be realized.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of January 28, 2017 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.

Uncertain tax positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for US federal, US state and non-US tax jurisdictions:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Unrecognized tax benefits, beginning of period	$11.4	$11.4	$4.6
Acquired existing unrecognized tax benefits	—	—	4.3
Increases related to current year tax positions	2.4	2.0	3.5
Prior year tax positions:
Increases	—	—	—
Decreases	—	—	(0.1)
Cash settlements	—	—	—
Lapse of statute of limitations	(1.9)	(1.9)	(0.4)
Difference on foreign currency translation	0.1	(0.1)	(0.5)
Unrecognized tax benefits, end of period	$12.0	$11.4	$11.4
As of January 28, 2017, Signet had approximately $12.0 million of unrecognized tax benefits in respect to uncertain tax positions. The unrecognized tax benefits relate primarily to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. If all of these unrecognized tax benefits were settled in Signet’s favor, the effective income tax rate would be favorably impacted by $11.6 million.
Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of January 28, 2017, Signet had accrued interest of $3.1 million and $0.7 million of accrued penalties.
Over the next twelve months management believes that it is reasonably possible that there could be a reduction of some or all of the unrecognized tax benefits as of January 28, 2017 due to settlement of the uncertain tax positions with the tax authorities.
Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. Signet is subject to examinations by the US federal and state and Canadian tax authorities for tax years ending after November 1, 2011 and is subject to examination by the UK tax authority for tax years ending after February 1, 2014.
10. Other operating income, net

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Interest income from in-house customer finance programs	$282.5	$252.6	$217.9
Other	0.1	(1.7)	(2.6)
Other operating income, net	$282.6	$250.9	$215.3
11. Accounts receivable, net
Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment.

(in millions)	January 28, 2017	January 30, 2016
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,813.3	$1,725.9
Zale customer in-house finance receivables	33.4	13.6
Other accounts receivable	11.3	16.9
Total accounts receivable, net	$1,858.0	$1,756.4
Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.

During the third quarter of Fiscal 2016, Signet implemented a program to provide in-house credit to customers in the Zale division’s US locations (“second look”). The allowance for credit losses associated with Zale customer in-house finance receivables was immaterial as of January 28, 2017 and January 30, 2016.
Other accounts receivable is comprised primarily of accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $11.0 million (Fiscal 2016: $13.6 million).
Sterling Jewelers customer in-house finance receivables
The allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Beginning balance:	$(130.0)	$(113.1)	$(97.8)
Charge-offs, net	203.4	173.6	144.7
Recoveries	35.1	35.3	27.5
Provision	(247.2)	(225.8)	(187.5)
Ending balance	$(138.7)	$(130.0)	$(113.1)
Ending receivable balance evaluated for impairment	1,952.0	1,855.9	1,666.0
Sterling Jewelers customer in-house finance receivables, net	$1,813.3	$1,725.9	$1,552.9

Net bad debt expense is defined as the provision expense less recoveries.
The credit quality indicator and age analysis of Sterling Jewelers customer in-house finance receivables are shown below:

	January 28, 2017		January 30, 2016		January 31, 2015
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$1,538.2	$(47.2)	$1,473.0	$(45.4)	$1,332.2	$(41.1)
Past due, aged 31 – 60 days	282.0	(9.0)	259.6	(8.3)	230.2	(7.5)
Past due, aged 61 – 90 days	51.6	(2.3)	49.2	(2.2)	40.9	(1.8)
Non Performing:
Past due, aged more than 90 days	80.2	(80.2)	74.1	(74.1)	62.7	(62.7)
	$1,952.0	$(138.7)	$1,855.9	$(130.0)	$1,666.0	$(113.1)

	January 28, 2017		January 30, 2016		January 31, 2015
(as a % of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	78.8%	3.1%	79.4%	3.1%	80.0%	3.1%
Past due, aged 31 – 60 days	14.5%	3.2%	14.0%	3.2%	13.8%	3.3%
Past due, aged 61 – 90 days	2.6%	4.5%	2.6%	4.5%	2.4%	4.4%
Non Performing:
Past due, aged more than 90 days	4.1%	100.0%	4.0%	100.0%	3.8%	100.0%
	100.0%	7.1%	100.0%	7.0%	100.0%	6.8%
Securitized credit card receivables
The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust. See Note 20 for additional information regarding this asset-backed securitization facility.

12. Inventories
Signet held $574.0 million of consignment inventory at January 28, 2017 (January 30, 2016: $441.9 million), which is not recorded on the balance sheet. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory prices prior to sale.
The following table summarizes the details of the Company’s inventory:

(in millions)	January 28, 2017	January 30, 2016
Raw materials	$60.8	$81.8
Finished goods	2,388.5	2,372.1
Total inventories	$2,449.3	$2,453.9
Inventory reserves

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Inventory reserve, beginning of period	$43.2	$28.4	$16.3
Charged to profit	57.3	87.6	44.6
Utilization(1)	(57.3)	(72.8)	(32.5)
Inventory reserve, end of period	$43.2	$43.2	$28.4
(1) Includes the impact of foreign exchange translation between opening and closing balance sheet dates.
13. Property, plant and equipment, net

(in millions)	January 28, 2017	January 30, 2016
Land and buildings	$33.5	$34.7
Leasehold improvements	632.4	591.7
Furniture and fixtures	761.0	688.7
Equipment	137.7	133.6
Software	211.0	181.9
Construction in progress	96.7	46.2
Total	$1,872.3	$1,676.8
Accumulated depreciation and amortization	(1,049.4)	(949.2)
Property, plant and equipment, net	$822.9	$727.6
Depreciation and amortization expense for Fiscal 2017 was $175.0 million (Fiscal 2016: $161.4 million; Fiscal 2015: $140.1 million). The expense for Fiscal 2017 includes $1.3 million (Fiscal 2016: $0.7 million; Fiscal 2015: $0.8 million) for the impairment of assets.
14. Goodwill and intangibles
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at January 31, 2015	$23.2	$492.4	$—	$—	$3.6	$519.2
Impact of foreign exchange	—	(3.7)	—	—	—	(3.7)
Balance at January 30, 2016	$23.2	$488.7	$—	$—	$3.6	$515.5
Impact of foreign exchange	—	2.1	—	—	—	2.1
Balance at January 28, 2017	$23.2	$490.8	$—	$—	$3.6	$517.6
There have been no goodwill impairment losses recognized during Fiscal 2017 and Fiscal 2016. If future economic conditions are different than those projected by management, future impairment charges may be required.

Intangibles
Intangible assets with indefinite and definite lives represent Zale trade names and favorable leases acquired, while intangible liabilities with definite lives represent unfavorable leases and contract rights acquired in the Zale Acquisition. See Note 3 for additional information. No other intangible assets or liabilities were recognized prior to the acquisition of Zale Corporation on May 29, 2014. As of January 28, 2017, the remaining weighted-average amortization period for acquired definite-lived intangible assets and liabilities was 1.4 years and 4.8 years, respectively. The following table provides additional detail regarding the composition of intangible assets and liabilities:

		January 28, 2017			January 30, 2016
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.4	$(0.8)	$0.6	$1.4	$(0.5)	$0.9
Favorable leases	Intangible assets, net	47.6	(36.0)	11.6	47.0	(22.3)	24.7
Total definite-lived intangible assets		49.0	(36.8)	12.2	48.4	(22.8)	25.6
Indefinite-lived trade names	Intangible assets, net	404.8	—	404.8	402.2	—	402.2
Total intangible assets, net		$453.8	$(36.8)	$417.0	$450.6	$(22.8)	$427.8

Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(48.3)	$38.2	$(10.1)	$(47.7)	$23.7	$(24.0)
Unfavorable contracts	Other liabilities	(65.6)	33.5	(32.1)	(65.6)	28.1	(37.5)
Total intangible liabilities, net		$(113.9)	$71.7	$(42.2)	$(113.3)	$51.8	$(61.5)
Amortization expense relating to intangible assets was $13.8 million in Fiscal 2017 (Fiscal 2016: $13.9 million; Fiscal 2015: $9.6 million). Expected future amortization expense for intangible assets recorded at January 28, 2017 follows:

(in millions)	Trade names	Favorable leases	Total
2018	$0.3	$9.0	$9.3
2019	0.2	2.4	2.6
2020	0.1	0.2	0.3
2021	—	—	—
2022	—	—	—
Thereafter	—	—	—
Total	$0.6	$11.6	$12.2
The unfavorable leases and unfavorable contracts are classified as liabilities and recognized over the term of the underlying lease or contract. Amortization relating to intangible liabilities was $19.7 million in Fiscal 2017 (Fiscal 2016: $28.7 million; Fiscal 2015: $23.7 million). Expected future amortization for intangible liabilities recorded at January 28, 2017 follows:

(in millions)	Unfavorable leases	Unfavorable contracts	Total
2018	$(7.6)	$(5.4)	$(13.0)
2019	(2.2)	(5.4)	(7.6)
2020	(0.3)	(5.4)	(5.7)
2021	—	(5.4)	(5.4)
2022	—	(5.4)	(5.4)
Thereafter	—	(5.1)	(5.1)
Total	$(10.1)	$(32.1)	$(42.2)

15. Other assets

(in millions)	January 28, 2017	January 30, 2016
Deferred ESP selling costs	$86.1	$79.4
Investments(1)	27.2	26.8
Other assets(2)	51.8	48.4
Total other assets	$165.1	$154.6

(1)	See Note 16 for additional detail.

(2)
Amounts adjusted to reflect the reclassification of capitalized debt issuance costs in accordance with Signet’s adoption of FASB ASU 2015-03 during the first quarter of Fiscal 2017. See Note 2 for additional information.

In addition, other current assets include deferred direct selling costs in relation to the sale of ESP of $29.4 million as of January 28, 2017 (January 30, 2016: $26.4 million).
16. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	January 28, 2017			January 30, 2016
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$8.8	$(0.7)	$8.1	$9.2	$(0.4)	$8.8
US government agency securities	4.6	(0.2)	4.4	4.0	—	4.0
Corporate bonds and notes	11.0	(0.1)	10.9	10.8	—	10.8
Corporate equity securities	3.5	0.3	3.8	3.5	(0.3)	3.2
Total investments	$27.9	$(0.7)	$27.2	$27.5	$(0.7)	$26.8
Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during Fiscal 2017 and Fiscal 2016. Investments with a carrying value of $6.6 million and $7.1 million were on deposit with various state insurance departments at January 28, 2017 and January 30, 2016, respectively, as required by law.
Investments in debt securities outstanding as of January 28, 2017 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$1.8	$1.2
Year two through year five	13.4	13.2
Year six through year ten	9.2	9.0
After ten years	—	—
Total investment in debt securities	$24.4	$23.4
17. Derivatives
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
The main external sources of funding are a senior unsecured credit facility, senior unsecured notes and securitized credit card receivables, as described in Note 20.
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments, except for customer in-house financing receivables as disclosed in Note 11 of which no single customer represents a significant portion of the Company’s receivable balance. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of January 28, 2017 was $37.8 million (January 30, 2016: $10.7 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 30, 2016: 6 months).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of January 28, 2017 was $117.8 million (January 30, 2016: $32.0 million).

Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of January 28, 2017 was for approximately 94,000 ounces of gold (January 30, 2016: 76,000 ounces). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 30, 2016: 12 months).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of January 28, 2017, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	January 28, 2017	January 30, 2016
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.4	$0.8
Commodity contracts	Other current assets	—	0.6
Interest rate swaps	Other assets	0.4	—
		1.8	1.4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1.8	—
Total derivative assets		$3.6	$1.4

	Fair value of derivative liabilities
(in millions)	Balance sheet location	January 28, 2017	January 30, 2016
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.2)	$—
Commodity contracts	Other current liabilities	(3.4)	(0.8)
Interest rate swaps	Other liabilities	—	(3.4)
		(3.6)	(4.2)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	(0.2)
Total derivative liabilities		$(3.6)	$(4.4)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	January 28, 2017	January 30, 2016
Foreign currency contracts	$4.1	$1.4
Commodity contracts	(2.1)	(3.7)
Interest rate swaps	0.4	(3.4)
Gains (losses) recorded in AOCI	$2.4	$(5.7)
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the consolidated income statements:
Foreign currency contracts

(in millions)	Income statement caption	Fiscal 2017	Fiscal 2016
Gains recorded in AOCI, beginning of period		$1.4	$0.9
Current period gains recognized in OCI		5.4	0.9
Gains reclassified from AOCI to net income	Cost of sales	(2.7)	(0.4)
Gains recorded in AOCI, end of period		$4.1	$1.4

Commodity contracts

(in millions)	Income statement caption	Fiscal 2017	Fiscal 2016
(Losses) gains recorded in AOCI, beginning of period		$(3.7)	$5.7
Current period gains (losses) recognized in OCI		1.8	(12.0)
(Gains) losses reclassified from AOCI to net income	Cost of sales	(0.2)	2.6
Losses recorded in AOCI, end of period		$(2.1)	$(3.7)
Interest rate swaps

(in millions)	Income statement caption	Fiscal 2017	Fiscal 2016
Losses recorded in AOCI, beginning of period		$(3.4)	$—
Current period gains (losses) recognized in OCI		1.6	(6.1)
Losses reclassified from AOCI to net income	Interest expense, net	2.2	2.7
Gains (losses) recorded in AOCI, end of period		$0.4	$(3.4)
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships during Fiscal 2017 and Fiscal 2016. Based on current valuations, the Company expects approximately $2.3 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the consolidated income statements:

	Income statement caption	Amount of gains (losses) recognized in net income
(in millions)		Fiscal 2017	Fiscal 2016
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$6.3	$(4.5)
18. Fair value measurement
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

	January 28, 2017			January 30, 2016
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$8.1	$8.1	$—	$8.8	$8.8	$—
Corporate equity securities	3.8	3.8	—	3.2	3.2	—
Foreign currency contracts	3.2	—	3.2	0.8	—	0.8
Commodity contracts	—	—	—	0.6	—	0.6
Interest rate swaps	0.4	—	0.4	—	—	—
US government agency securities	4.4	—	4.4	4.0	—	4.0
Corporate bonds and notes	10.9	—	10.9	10.8	—	10.8
Total assets	$30.8	$11.9	$18.9	$28.2	$12.0	$16.2

Liabilities:
Foreign currency contracts	$(0.2)	$—	$(0.2)	$(0.2)	$—	$(0.2)
Commodity contracts	(3.4)	—	(3.4)	(0.8)	—	(0.8)
Interest rate swaps	—	—	—	(3.4)	—	(3.4)
Total liabilities	$(3.6)	$—	$(3.6)	$(4.4)	$—	$(4.4)
Investments in US Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 16 for additional information related to the Company’s available-for-sale investments. The fair values of derivative financial instruments have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, foreign currency forward rates or commodity forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 17 for additional information related to the Company’s derivatives.
The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, other liabilities, income taxes and the revolving credit facility approximate fair value because of the short-term maturity of these amounts.
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 20 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at January 28, 2017 and January 30, 2016 were as follows:

	January 28, 2017		January 30, 2016
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes (Level 2)	$393.7	$391.2	$392.8	$405.9
Securitization facility (Level 2)	599.7	600.0	599.6	600.0
Term loan (Level 2)	345.1	348.6	361.3	365.0
Capital lease obligations (Level 2)	—	—	0.2	0.2
Total	$1,338.5	$1,339.8	$1,353.9	$1,371.1
19. Pension plans
The UK Plan, which ceased to admit new employees from April 2004, is a funded plan with assets held in a separate trustee administered fund, which is independently managed. Signet used January 28, 2017 and January 30, 2016 measurement dates in determining the UK Plan’s benefit obligation and fair value of plan assets.

The following tables provide information concerning the UK Plan as of and for the fiscal years ended January 28, 2017 and January 30, 2016:

(in millions)	Fiscal 2017	Fiscal 2016
Change in UK Plan assets:
Fair value at beginning of year	$266.2	$295.8
Actual return on UK Plan assets	18.2	(4.8)
Employer contributions	3.3	2.5
Members’ contributions	0.6	0.7
Benefits paid	(9.9)	(11.2)
Foreign currency translation	(30.8)	(16.8)
Fair value at end of year	$247.6	$266.2

(in millions)	Fiscal 2017	Fiscal 2016
Change in benefit obligation:
Benefit obligation at beginning of year	$214.9	$258.8
Service cost	2.0	2.6
Past service cost	0.5	0.6
Interest cost	7.2	7.7
Members’ contributions	0.6	0.7
Actuarial (gain) loss	24.1	(29.4)
Benefits paid	(9.9)	(11.2)
Foreign currency translation	(23.7)	(14.9)
Benefit obligation at end of year	$215.7	$214.9
Funded status at end of year	$31.9	$51.3

(in millions)	January 28, 2017	January 30, 2016
Amounts recognized in the balance sheet consist of:
Non-current assets	$31.9	$51.3
Non-current liabilities	—	—
Net asset recognized	$31.9	$51.3
Items in AOCI not yet recognized as income (expense) in the income statement:

(in millions)	January 28, 2017	January 30, 2016	January 31, 2015
Net actuarial losses	$(55.5)	$(43.1)	$(56.7)
Net prior service credits	9.2	11.1	13.3
The estimated actuarial losses and prior service credits for the UK Plan that will be amortized from AOCI into net periodic pension cost over the next fiscal year are $2.9 million and $(1.7) million, respectively.
The accumulated benefit obligation for the UK Plan was $208.0 million and $204.2 million as of January 28, 2017 and January 30, 2016, respectively.

The components of net periodic pension benefit (cost) and other amounts recognized in OCI for the UK Plan are as follows:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Components of net periodic pension benefit (cost):
Service cost	$(2.0)	$(2.6)	$(2.3)
Interest cost	(7.2)	(7.7)	(9.7)
Expected return on UK Plan assets	10.4	11.5	14.7
Amortization of unrecognized actuarial losses	(1.5)	(3.4)	(2.0)
Amortization of unrecognized net prior service credits	1.9	2.2	1.7
Net periodic pension benefit	$1.6	$—	$2.4
Other changes in assets and benefit obligations recognized in OCI	(17.8)	14.4	(21.0)
Total recognized in net periodic pension benefit (cost) and OCI	$(16.2)	$14.4	$(18.6)

	January 28, 2017	January 30, 2016
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	2.90%	3.60%
Salary increases	2.00%	2.50%
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	3.60%	3.00%
Expected return on UK Plan assets	4.20%	3.90%
Salary increases	2.50%	2.50%
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
The UK Plan’s investment strategy is guided by an objective of achieving a return on the investments, which is consistent with the long-term return assumptions and funding policy, to ensure the UK Plan obligations are met. The investment policy is to allocate funds to a diverse portfolio of investments, including UK and overseas equities, diversified growth funds, UK corporate bonds, open-ended funds and commercial property. The commercial property investment is through a Pooled Pensions Property Fund that provides a diversified portfolio of property assets. As of January 28, 2017, the target allocation for the UK Plan’s assets was bonds 53%, diversified growth funds 34%, equities 8% and property 5%. This allocation is consistent with the long-term target allocation of investments underlying the UK Plan’s funding strategy.
The fair value of the assets in the UK Plan at January 28, 2017 and January 30, 2016 are required to be classified and disclosed in one of the following three categories:
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data

The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	Fair value measurements as of January 28, 2017				Fair value measurements as of January 30, 2016
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset category:
Diversified equity securities	$22.3	$—	$22.3	$—	$21.2	$11.3	$9.9	$—
Diversified growth funds	80.9	40.7	40.2	—	90.5	44.8	45.7	—
Fixed income – government bonds	81.0	—	81.0	—	87.1	—	87.1	—
Fixed income – corporate bonds	48.1	—	48.1	—	53.6	—	53.6	—
Property	11.8	—	—	11.8	13.0	—	—	13.0
Cash	3.5	3.5	—	—	0.8	0.8	—	—
Total	$247.6	$44.2	$191.6	$11.8	$266.2	$56.9	$196.3	$13.0
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
The investment in property is in pooled funds valued by the administrators of the fund. The valuation is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of units outstanding. The unit price is based on underlying investments which are independently valued on a monthly basis. The investment in the property fund is subject to certain restrictions on withdrawals that could delay the receipt of funds by up to 16 months. Property investments are classified in Level 3 of the fair value hierarchy.
The table below sets forth changes in the fair value of the Level 3 investment assets in Fiscal 2017 and Fiscal 2016:

(in millions)	Significant unobservable inputs (Level 3)
Balance as of January 31, 2015	$12.3
Actual return on assets	0.7
Balance as of January 30, 2016	$13.0
Actual return on assets	(1.2)
Balance as of January 28, 2017	$11.8
Signet contributed $3.3 million to the UK Plan in Fiscal 2017 and expects to contribute a minimum of $3.3 million to the UK Plan in Fiscal 2018. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2015.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK Plan:

(in millions)	Expected benefit payments
Fiscal 2018	$9.7
Fiscal 2019	7.3
Fiscal 2020	7.6
Fiscal 2021	8.0
Fiscal 2022	8.2
Thereafter	$42.6

In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2017 were $1.8 million (Fiscal 2016: $2.0 million; Fiscal 2015: $1.8 million).
In the US, Signet operates a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Signet’s contributions to this plan in Fiscal 2017 were $14.6 million (Fiscal 2016: $8.3 million; Fiscal 2015: $7.6 million). The Company has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The plan also permits employer contributions on a discretionary basis. In connection with these plans, Signet has invested in trust-owned life insurance policies and money market funds. The cost recognized in connection with the DCP in Fiscal 2017 was $4.6 million (Fiscal 2016: $2.9 million; Fiscal 2015: $2.6 million).
The fair value of the assets in the two unfunded, non-qualified deferred compensation plans at January 28, 2017 and January 30, 2016 are required to be classified and disclosed. Although these plans are not required to be funded by the Company, the Company may elect to fund the plans. The value and classification of these assets are as follows:

	Fair value measurements as of January 28, 2017			Fair value measurements as of January 30, 2016
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Corporate-owned life insurance plans	$7.5	$—	$7.5	$8.3	$—	$8.3
Money market funds	29.6	29.6	—	25.1	25.1	—
Total assets	$37.1	$29.6	$7.5	$33.4	$25.1	$8.3
20. Loans, overdrafts and long-term debt

(in millions)	January 28, 2017	January 30, 2016
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$398.8	$398.6
Securitization facility	600.0	600.0
Senior unsecured term loan	348.6	365.0
Revolving credit facility	56.0	—
Bank overdrafts	14.2	24.4
Capital lease obligations	—	0.2
Total debt	$1,417.6	$1,388.2
Less: Current portion of loans and overdrafts	(91.1)	(57.7)
Less: Unamortized capitalized debt issuance fees(1)	(8.6)	(9.5)
Total long-term debt	$1,317.9	$1,321.0

(1)	Presentation of capitalized debt issuance costs was revised during the first quarter of Fiscal 2017 upon adoption of ASU 2015-03. See Note 2 for additional information.
Revolving credit facility and term loan (the “Credit Facility”)
During the second quarter of Fiscal 2017, Signet amended and restated its Credit Facility agreement to (i) increase the borrowing capacity under the revolving credit facility from $400 million to $700 million and extend the maturity date to July 2021 and (ii) extend the maturity date of the term loan facility to July 2021 and revise the scheduled quarterly principal repayments to align with the July 2021 maturity date. The amendment of the Credit Facility was accounted for as a modification of existing debt in accordance with ASC Topic 470-50, “Debt Modifications and Extinguishments.”
In connection with the amendment of the revolving credit facility, incremental fees of $1.4 million were incurred and capitalized. Capitalized fees associated with the amended revolving credit facility as of January 28, 2017 total $2.6 million with the unamortized balance recorded as an asset within the consolidated balance sheets. Accumulated amortization related to these capitalized fees as of January 28, 2017 was $0.8 million (January 30, 2016: $0.4 million). Amortization relating to these fees of $0.4 million and $0.3 million was recorded as interest expense in the consolidated income statements for Fiscal 2017 and Fiscal 2016, respectively. As of January 28, 2017 and January 30, 2016, the Company had

stand-by letters of credit outstanding of $15.3 million and $28.8 million, respectively, that reduce remaining borrowing availability. The revolving credit facility had a weighted average interest rate of 1.71% and 1.18% during Fiscal 2017 and Fiscal 2016, respectively.
The senior unsecured term loan had an outstanding principal balance of $357.5 million as of the amendment date. Beginning in October 2016, the Company is required to make scheduled quarterly principal payments equal to the amounts per annum of the outstanding principal balance as follows: 5% in the first year, 7.5% in the second year, 10% in the third year, 12.5% in the fourth year and 15% in the fifth year after the initial payment date, with the balance due in July 2021. Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 17, the term loan had a weighted average interest rate of 1.78% and 1.48% during Fiscal 2017 and Fiscal 2016, respectively.
In connection with the amendment of the term loan facility, incremental fees of $0.7 million were incurred and capitalized. Capitalized fees associated with the amended term loan facility as of January 28, 2017 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Accumulated amortization related to these capitalized fees as of January 28, 2017 was $2.7 million (January 30, 2016: $1.8 million). Amortization relating to these fees of $0.9 million and $1.0 million was recorded as interest expense in the consolidated income statements Fiscal 2017 and Fiscal 2016, respectively.
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
Senior unsecured notes due 2024
On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.700% senior unsecured notes due in 2024 (the “Notes”). The Notes were issued under an effective registration statement previously filed with the SEC. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2014. The Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries (such subsidiaries, the “Guarantors”). See Note 26 for additional information. The Notes were issued pursuant to a base indenture among the Company, Signet UK Finance, the Guarantors and Deutsche Bank Trust Company Americas as trustee, with the indenture containing customary covenants and events of default provisions. The Company received proceeds from the offering of approximately $393.9 million, which were net of underwriting discounts, commissions and offering expenses.
Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of January 28, 2017 was $1.9 million (January 30, 2016: $1.2 million). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Amortization relating to these fees of $0.7 million and $0.7 million was recorded as interest expense in the consolidated income statements for Fiscal 2017 and Fiscal 2016, respectively.
Asset-backed securitization facility
The Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”), a wholly-owned Delaware statutory trust and a wholly-owned indirect subsidiary of the Company and issued two-year revolving asset-backed variable funding notes to unrelated third party conduits pursuant to a master indenture dated as of November 2, 2001, as supplemented by the Series 2014-A indenture supplement dated as of May 15, 2014 among the Issuer, Sterling Jewelers Inc. (“SJI”) and Deutsche Bank Trust Company Americas, the indenture trustee. During the second quarter of Fiscal 2017, Signet amended the note purchase agreement associated with the asset-backed securitization facility to extend the term of the facility by one year to May 2018 with remaining terms substantially consistent with the existing agreement. The amendment was accounted for as a modification of existing debt in accordance with ASC 470-50. In connection with the amendment of the note purchase agreement, incremental fees of $0.6 million million were incurred and capitalized.
Under terms of the notes, the Issuer has obtained $600 million of financing from the unrelated third party commercial paper conduits sponsored by JPMorgan Chase Bank, N.A., which indebtedness is secured by credit card receivables originated from time to time by SJI. The credit card receivables will ultimately be transferred to the Issuer and are serviced by SJI. Signet guarantees the performance by SJI of its obligations under the agreements associated with this financing arrangement. Borrowings under the asset-backed variable funding notes bear interest at a rate per annum equal to LIBOR plus an applicable margin. Payments received from customers for balances outstanding on securitized credit card receivables are utilized to repay amounts outstanding under the facility each period, while proceeds from the facility are received for incremental credit card receivables originated when the receivables are pledged to the Issuer. Such payments received from customers and proceeds from the facility are reflected on a gross basis in the consolidated statements of cash flows. As of January 28, 2017 and January 30, 2016, $600.0 million remained outstanding under the securitization facility with a weighted average interest rate of 2.05% and 1.61% during Fiscal 2017 and Fiscal 2016, respectively.
Capitalized fees relating to the asset-backed securitization facility total $3.4 million. Accumulated amortization related to these capitalized fees as of January 28, 2017 was $3.1 million (January 30, 2016: $2.4 million). Amortization relating to these fees of $0.7 million and $1.5 million was recorded as interest expense in the consolidated income statements for Fiscal 2017 and Fiscal 2016, respectively.
Other
As of January 28, 2017 and January 30, 2016, the Company was in compliance with all debt covenants.
As of January 28, 2017 and January 30, 2016, there were $14.2 million and $24.4 million in overdrafts, which represent issued and outstanding checks where no bank balances exist with the right of offset.
21. Accrued expenses and other current liabilities

(in millions)	January 28, 2017	January 30, 2016
Accrued compensation	$105.8	$162.3
Other liabilities	33.0	36.0
Other taxes	45.1	45.1
Payroll taxes	9.9	11.5
Accrued expenses	284.4	243.4
Total accrued expenses and other current liabilities	$478.2	$498.3
The sales returns reserve, included in accrued expenses, is as follows:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales return reserve, beginning of period	$14.0	$15.3	$8.4
Net adjustment(1)	(1.0)	(1.3)	6.9
Sales return reserve, end of period	$13.0	$14.0	$15.3
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

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Warranty reserve, beginning of period	$41.9	$44.9	$19.1
Warranty obligations acquired	—	—	28.4
Warranty expense(1)	11.5	10.8	7.4
Utilized(2)	(13.4)	(13.8)	(10.0)
Warranty reserve, end of period	$40.0	$41.9	$44.9

(1)	Includes impact of acquisition accounting adjustment related to warranty obligations acquired in the Zale Acquisition.

(2)	Includes impact of foreign exchange translation.

(in millions)	January 28, 2017	January 30, 2016
Disclosed as:
Current liabilities(1)	$13.0	$12.3
Non-current liabilities (see Note 23)	27.0	29.6
Total warranty reserve	$40.0	$41.9

(1)	Included within accrued expenses above.
22. Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions and other as follows:

(in millions)	January 28, 2017	January 30, 2016
Sterling Jewelers ESP deferred revenue	$737.4	$715.1
Zale ESP deferred revenue	168.2	146.1
Voucher promotions and other	30.3	28.2
Total deferred revenue	$935.9	$889.4

Disclosed as:
Current liabilities	$276.9	$260.3
Non-current liabilities	659.0	629.1
Total deferred revenue	$935.9	$889.4
ESP deferred revenue

(in millions)	Fiscal 2017	Fiscal 2016
Sterling Jewelers ESP deferred revenue, beginning of period	$715.1	$668.9
Plans sold	290.8	281.2
Revenue recognized	(268.5)	(235.0)
Sterling Jewelers ESP deferred revenue, end of period	$737.4	$715.1

(in millions)	Fiscal 2017	Fiscal 2016
Zale ESP deferred revenue, beginning of period	$146.1	$120.3
Plans sold(1)	150.1	138.6
Revenue recognized	(128.0)	(112.8)
Zale ESP deferred revenue, end of period	$168.2	$146.1

(1)	Includes impact of foreign exchange translation.
23. Other liabilities—non-current

(in millions)	January 28, 2017	January 30, 2016
Straight-line rent	$87.2	$81.2
Deferred compensation	40.7	36.5
Warranty reserve	27.0	29.6
Lease loss reserve	1.3	3.4
Other liabilities	57.5	79.8
Total other liabilities	$213.7	$230.5
A lease loss reserve is recorded for the net present value of the difference between the contractual rent obligations and sublease income expected from the properties.

(in millions)	Fiscal 2017	Fiscal 2016
Lease loss reserve, beginning of period	$3.4	$4.2
Adjustments, net	(1.5)	(0.2)
Utilization(1)	(0.6)	(0.6)
Lease loss reserve, end of period	$1.3	$3.4

(1)	Includes impact of foreign exchange translation.
The cash expenditures on the remaining lease loss reserve are expected to be paid over the various remaining lease terms through 2023.
24. Share-based compensation
Signet operates several share-based compensation plans which can be categorized as the “Omnibus Plan,” “Share Saving Plans” and the “Executive Plans.”
Impact on results
Share-based compensation expense and the associated tax benefits recognized in the consolidated income statements are as follows:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Share-based compensation expense	$8.0	$16.4	$12.1
Income tax benefit	$(2.8)	$(5.9)	$(4.3)
As of January 28, 2017, unrecognized compensation cost related to unvested awards granted under share-based compensation plans is as follows:

	Unrecognized Compensation Cost	Weighted average period
	(in millions)
Omnibus Plan	$10.3	1.8 years
Share Saving Plans	5.0	1.8 years
Total	$15.3
As of April 2012, the Company opted to satisfy share option exercises and the vesting of restricted stock and restricted stock units (“RSUs”) under its plans with the issuance of treasury shares.
Omnibus Plan
In June 2009, Signet adopted the Signet Jewelers Limited Omnibus Incentive Plan (the “Omnibus Plan”). Awards that may be granted under the Omnibus Plan include restricted stock, RSUs, stock options and stock appreciation rights. The Fiscal 2017, Fiscal 2016 and Fiscal 2015 awards granted under the Omnibus Plan have two elements, time-based restricted stock and performance-based RSUs. The time-based restricted stock has a three year vesting period, subject to continued employment, and has the same voting rights and dividend rights as common shares (which are payable once the shares have vested). Performance-based RSUs granted include two performance measures, operating income (subject to certain adjustments) and return on capital employed (“ROCE”), with ROCE measure only applicable to senior executives. For both performance measures, cumulative results achieved during the relevant three year performance period are compared to target metrics established in the underlying grant agreements. The relevant performance is measured over a three year vesting period from the start of the fiscal year in which the award is granted. The Omnibus Plan permits the grant of awards to employees for up to 7,000,000 common shares.
In Fiscal 2015, the Company issued a grant of performance-based RSUs under the Omnibus Plan. This grant occurred as part of the Signet Integration Incentive Plan (“IIP”), a transaction-related special incentive program that was designed to facilitate the integration of the Zale Acquisition and to reward the anticipated efforts of key management personnel on both sides of the transaction. The RSUs vested, subject to continued employment, based upon gross synergies realized during the one year performance period compared to targeted gross synergy metrics established in the underlying grant agreement.
The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Omnibus Plan are as follows:

	Omnibus Plan
	Fiscal 2017	Fiscal 2016	Fiscal 2015
Share price	$109.03	$136.37	$104.57
Risk free interest rate	1.0%	0.8%	0.8%
Expected term	2.8 years	2.9 years	2.7 years
Expected volatility	28.5%	25.4%	32.1%
Dividend yield	1.1%	0.7%	0.9%
Fair value	$106.48	$134.46	$103.12
The risk-free interest rate is based on the US Treasury (for US-based award recipients in all fiscal years and UK-based award recipients in Fiscal 2017) or UK Gilt (for UK-based award recipients in Fiscal 2016 and Fiscal 2015) yield curve in effect at the grant date with remaining terms equal to the expected term of the awards. The expected term utilized is based on the contractual vesting period of the awards. The expected volatility is determined by calculating the historical volatility of Signet’s share price over the expected term of the award.
The Fiscal 2017 activity for awards granted under the Omnibus Plan is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at January 30, 2016	0.6	$101.88	1.1 years	$69.8
Fiscal 2017 activity:
Granted	0.3	106.48
Vested	(0.1)	84.55
Lapsed	(0.1)	73.56
Outstanding at January 28, 2017	0.7	$111.98	1.3 years	$53.0

(1)	Intrinsic value for outstanding restricted stock and RSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plan:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Total intrinsic value of awards vested	$13.6	$22.2	$43.9
Share Saving Plans
Signet has three share option savings plans (collectively, the “Share Saving Plans”) available to employees as follows:

•	Employee Share Savings Plan, for US employees

•	Sharesave Plan, for UK employees

•	Irish Sharesave Plan for Republic of Ireland employees
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
The Sharesave Plan and Irish Sharesave Plan allow eligible employees to purchase common shares at a discount of approximately 20% below a determined market price based on the New York Stock Exchange. The market price is determined as the average middle market price for the three trading days prior to the invitation date, or the market price on the day immediately preceding the participation date or other market price agreed in writing, whichever is the higher value. Options granted under the Sharesave Plan and the Irish Sharesave Plan vest after 36 months and are generally only exercisable between 36 and 42 months from commencement of the related savings contract.
The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Share Saving Plans are as follows:

	Share Saving Plans
	Fiscal 2017	Fiscal 2016	Fiscal 2015
Share price	$84.37	$139.18	$114.93
Exercise price	$67.24	$114.67	$96.67
Risk free interest rate	0.6%	0.7%	0.9%
Expected term	2.7 years	2.6 years	2.8 years
Expected volatility	31.3%	27.1%	27.6%
Dividend yield	1.7%	0.8%	0.8%
Fair value	$22.82	$34.76	$28.76
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
The Fiscal 2017 activity for awards granted under the Share Saving Plans is as follows:

	Share Saving Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at January 30, 2016	0.2	$94.07	1.9 years	$4.9
Fiscal 2017 activity:
Granted	0.2	67.24
Exercised	—	48.78
Lapsed	(0.1)	101.34
Outstanding at January 28, 2017	0.3	$74.30	2.0 years	$3.0
Exercisable at January 30, 2016	—	$—		$—
Exercisable at January 28, 2017	—	$—		$—
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Share Saving Plans:

(in millions, except per share amounts)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Weighted average grant date fair value per share of awards granted	$22.82	$34.76	$28.76
Total intrinsic value of options exercised	$1.5	$6.4	$11.0
Cash received from share options exercised	$1.4	$4.0	$4.3
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
The following table summarizes additional information about awards granted under the Executive Plans:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Total intrinsic value of options exercised	$0.6	$3.4	$2.9
Cash received from share options exercised	$0.7	$1.0	$1.8
As of January 28, 2017 and January 30, 2016, the intrinsic value of unexercised awards outstanding under the Executive Plans was $0.3 million and $1.5 million, respectively. The outstanding awards, which are all exercisable, expire prior to the end of 2018.

25. Commitments and contingencies
Operating leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Rental expense for operating leases is as follows:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Minimum rentals	$524.4	$525.7	$462.9
Contingent rent	10.2	15.3	14.0
Sublease income	(0.6)	(0.7)	(0.8)
Total	$534.0	$540.3	$476.1
The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)
Fiscal 2018	$450.0
Fiscal 2019	370.6
Fiscal 2020	329.8
Fiscal 2021	301.2
Fiscal 2022	265.6
Thereafter	901.1
Total	$2,618.3
Contingent property liabilities
Approximately 26 UK property leases had been assigned by Signet at January 28, 2017 (and remained unexpired and occupied by assignees at that date) and approximately 12 additional properties were sub-leased at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-leased, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.
Capital commitments
At January 28, 2017 Signet has committed to spend $48.4 million (January 30, 2016: $28.9 million) related to capital commitments. These commitments principally relate to the expansion and renovation of stores.
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. Claimants’ Motion was denied in an order issued April 27, 2015. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition was filed on March 23, 2015 and SJI’s reply was filed on April 3, 2015. SJI’s motion was heard on May 4, 2015. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit. Claimants filed their opposition on December 2, 2015. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the

Southern District’s November 16, 2015 Opinion and Order. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims. SJI filed its opposition on May 12, 2015. Claimants’ reply was filed on May 22, 2015. Claimants’ motion was granted on June 15, 2015. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition was filed on May 1, 2015. Claimants filed their reply on June 5, 2015. The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016. Claimants filed their opposition on April 4, 2016. The arbitrator denied SJI’s Motion on April 5, 2016. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period. Claimants filed their opposition brief on April 11, 2016, SJI filed its reply on April 20, 2016, and oral argument was heard on SJI’s Motion on May 11, 2016. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals. SJI’s brief was filed September 13, 2016, and Claimants’ brief was filed on December 13, 2016, and SJI filed its reply brief on January 10, 2017. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016, and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016. Claimants’ opposition was filed on June 3, 2016. The matter was fully briefed and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. On January 4, 2017, the Arbitrator issued a Second Amended Bifurcated Case Management Order. At this time, 10,456 current and former employees have submitted consent forms to opt in to the collective action. We are awaiting a trial date in this matter, which we are anticipating to be set for calendar 2018.
Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014, the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The parties fully briefed the appeal and oral argument occurred on May 5, 2015. On September 9, 2015, the United States Court of Appeals for the Second Circuit issued a decision vacating the District Court’s order and remanding the case back to the District Court for further proceedings. SJI filed a Petition for Panel Rehearing and En Banc Review with the United States Court of Appeals for the Second Circuit, which was denied on December 1, 2015. On December 4, 2015, SJI filed in the United States Court of Appeals for the Second Circuit a Motion Of Appellee Sterling Jewelers Inc. For Stay Of Mandate Pending Petition For Writ Of Certiorari. The Motion was granted by the Second Circuit on December 10, 2015. SJI filed a Petition For Writ Of Certiorari in the Supreme Court of the United States on April 29, 2016, which was denied. The case was remanded to the Western District of New York and on November 2, 2016, the Court issued a case scheduling order. On January 25, 2017, the parties filed a joint motion to extend case scheduling order deadlines. The motion was granted on January 27, 2017.
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
On April 6, 2016, the Court conditionally certified an opt-in collective action under the Fair Labor Standards Act (“FLSA”) of all current and former employees of Zale Delaware Inc. d/b/a Zale Corporation who were designated by Zale as nonexempt and who worked in a Zale retail store in the United States at any time from July 3, 2010 to the present. Additionally, the court certified an opt-out class action of the remaining claims on behalf of all current and former employees of Zale Delaware Inc. d/b/a Zale Corporation who were designated by Zale as nonexempt, and worked in a Zale retail store in the State of California at any time from July 3, 2009 to the present. On December 28, 2016, the Company participated in a mediation of all claims in the action. The mediation resulted in a settlement agreement signed by both parties. The settlement agreement is subject to court approval. The Company anticipates that the settlement will be approved on a final basis in 2017.
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
On September 30, 2014, the plaintiffs filed an amended complaint asserting substantially similar claims and allegations as the prior complaint. The amended complaint added Zale Corporation’s former financial advisor, Bank of America Merrill Lynch, as a defendant for allegedly aiding and abetting the Zale Corporation directors’ breaches of fiduciary duty. The amended complaint no longer named as defendants Zale Corporation or the Company’s merger-related subsidiary. The amended complaint sought, among other things, rescission of the merger or damages, as well as attorneys’ and experts’ fees. The defendant’s motion to dismiss was heard by the Court of Chancery on May 20, 2015. On October 1, 2015, the Court dismissed the claims against the Zale Corporation directors and the Company. On October 29, 2015, the Court dismissed the claims against Bank of America Merrill Lynch. On November 30, 2015, plaintiffs filed an appeal of the October 1, 2015 and October 29, 2015 decisions of the Court of Chancery with the Supreme Court of the State of Delaware. On May 6, 2016, the Supreme Court of the State of Delaware affirmed the Court of Chancery’s dismissal of the entirety of the amended complaint.
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
Shareholder Action
On August 25, 2016, Susan Dube filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer, purportedly on behalf of stockholders that acquired the Company’s securities between January 7, 2016, and June 3, 2016, inclusive (Dube v. Signet Jewelers Limited, et al., Civ. No. 16-6728 (S.D.N.Y.)). On August 31, 2016, Lyubomir Spasov filed a putative class action complaint in the United States District Court for the Southern District of New York alleging identical claims against the Company and its Chief Executive Officer and Chief Financial Officer (Spasov v. Signet Jewelers Limited, et al., Civ. No. 16-06861 (S.D.N.Y.)). On September 16, 2016, the two complaints were consolidated under case number 16-CV-6728, and on November 21,

2016, Susan Dube and Lyubomir Spasov were named co-lead plaintiffs. On January 30, 2017, co-lead plaintiffs filed an amended complaint purportedly on behalf of a putative class of stockholders that acquired the Company’s securities between November 25, 2014, and August 25, 2016, which alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s business and earnings by failing to disclose that the Company was allegedly experiencing difficulty ensuring the safety of customer’s jewelry while in Signet’s custody for repairs, which resulted in a drop-off in customer confidence, and making misleading statements about its credit portfolio. The amended complaint alleged that as a result of the alleged misrepresentations, the Company’s share price was artificially inflated and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On March 1, 2017, Plaintiffs sought leave from the Court to file a second amended complaint to add additional allegations and/or claims concerning public reports of sexual harassment allegations raised by certain claimants in an ongoing pay and promotion gender discrimination class arbitration. The Court granted Plaintiffs’ request and the second amended complaint is due to be filed on or before April 3, 2017. Defendants’ have until May 19, 2017, to answer or move to dismiss the second amended complaint. The Company believes that plaintiffs’ allegations are without merit and cannot estimate a range of potential liability, if any, at this time.
In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business, which the Company believes are not significant to Signet’s consolidated financial position, results of operations or cash flows.
26. Condensed consolidating financial information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” We and certain of our subsidiaries have guaranteed the obligations under certain debt securities that have been issued by Signet UK Finance plc. The following presents the condensed consolidating financial information for: (i) the indirect Parent Company (Signet Jewelers Limited); (ii) the Issuer of the guaranteed obligations (Signet UK Finance plc); (iii) the Guarantor subsidiaries, on a combined basis; (iv) the non-guarantor subsidiaries, on a combined basis; (v) consolidating eliminations; and (vi) Signet Jewelers Limited and Subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The Guarantor subsidiaries, along with Signet Jewelers Limited, will fully and unconditionally guarantee the obligations of Signet UK Finance plc under any such debt securities. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.
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

Condensed Consolidating Income Statement
For the 52 week period ended January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$6,141.9	$266.5	$—	$6,408.4
Cost of sales	—	—	(3,997.2)	(50.4)	—	(4,047.6)
Gross margin	—	—	2,144.7	216.1	—	2,360.8
Selling, general and administrative expenses	(1.3)	—	(1,775.1)	(103.8)	—	(1,880.2)
Other operating income, net	—	—	293.8	(11.2)	—	282.6
Operating (loss) income	(1.3)	—	663.4	101.1	—	763.2
Intra-entity interest income (expense)	—	18.8	(188.4)	169.6	—	—
Interest expense, net	—	(19.8)	(16.6)	(13.0)	—	(49.4)
(Loss) income before income taxes	(1.3)	(1.0)	458.4	257.7	—	713.8
Income taxes	—	0.2	(175.1)	4.3	—	(170.6)
Equity in income of subsidiaries	544.5	—	276.4	295.7	(1,116.6)	—
Net income (loss)	543.2	(0.8)	559.7	557.7	(1,116.6)	543.2
Dividends on redeemable convertible preferred shares	(11.9)	—	—	—	—	(11.9)
Net income (loss) attributable to common shareholders	$531.3	$(0.8)	$559.7	$557.7	$(1,116.6)	$531.3

Condensed Consolidating Income Statement
For the 52 week period ended January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$6,444.8	$105.4	$—	$6,550.2
Cost of sales	—	—	(4,089.3)	(20.5)	—	(4,109.8)
Gross margin	—	—	2,355.5	84.9	—	2,440.4
Selling, general and administrative expenses	(2.2)	—	(1,942.7)	(42.7)	—	(1,987.6)
Other operating income, net	—	—	254.8	(3.9)	—	250.9
Operating (loss) income	(2.2)	—	667.6	38.3	—	703.7
Intra-entity interest income (expense)	—	18.8	(186.0)	167.2	—	—
Interest expense, net	—	(19.9)	(14.8)	(11.2)	—	(45.9)
(Loss) income before income taxes	(2.2)	(1.1)	466.8	194.3	—	657.8
Income taxes	—	0.2	(192.7)	2.6	—	(189.9)
Equity in income of subsidiaries	470.1	—	281.4	293.9	(1,045.4)	—
Net income (loss)	467.9	(0.9)	555.5	490.8	(1,045.4)	467.9
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$467.9	$(0.9)	$555.5	$490.8	$(1,045.4)	$467.9

Condensed Consolidating Income Statement
For the 52 week period ended January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$5,671.4	$64.9	$—	$5,736.3
Cost of sales	—	—	(3,647.0)	(15.1)	—	(3,662.1)
Gross margin	—	—	2,024.4	49.8	—	2,074.2
Selling, general and administrative expenses	(2.5)	—	(1,683.6)	(26.8)	—	(1,712.9)
Other operating income, net	—	—	220.8	(5.5)	—	215.3
Operating (loss) income	(2.5)	—	561.6	17.5	—	576.6
Intra-entity interest income (expense)	—	13.2	(129.6)	116.4	—	—
Interest expense, net	—	(13.9)	(14.8)	(7.3)	—	(36.0)
(Loss) income before income taxes	(2.5)	(0.7)	417.2	126.6	—	540.6
Income taxes	—	0.1	(159.5)	0.1	—	(159.3)
Equity in income of subsidiaries	383.8	—	579.8	565.4	(1,529.0)	—
Net income (loss)	381.3	(0.6)	837.5	692.1	(1,529.0)	381.3
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$381.3	$(0.6)	$837.5	$692.1	$(1,529.0)	$381.3

Condensed Consolidating Statement of Comprehensive Income
For the 52 week period ended January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$543.2	$(0.8)	$559.7	$557.7	$(1,116.6)	$543.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(25.6)	—	(31.2)	5.6	25.6	(25.6)
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	—	—	—
Cash flow hedges:
Unrealized gain (loss)	6.9	—	6.9	—	(6.9)	6.9
Reclassification adjustment for losses to net income	(0.6)	—	(0.6)	—	0.6	(0.6)
Pension plan:
Actuarial gain (loss)	(13.6)	—	(13.6)	—	13.6	(13.6)
Reclassification adjustment to net income for amortization of actuarial losses	1.2	—	1.2	—	(1.2)	1.2
Prior service costs	(0.4)	—	(0.4)	—	0.4	(0.4)
Reclassification adjustment to net income for amortization of net prior service credits	(1.5)	—	(1.5)	—	1.5	(1.5)
Total other comprehensive (loss) income	(33.6)	—	(39.2)	5.6	33.6	(33.6)
Total comprehensive income (loss)	$509.6	$(0.8)	$520.5	$563.3	$(1,083.0)	$509.6

Condensed Consolidating Statement of Comprehensive Income
For the 52 week period ended January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$467.9	$(0.9)	$555.5	$490.8	$(1,045.4)	$467.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	(40.2)	—	(44.8)	4.6	40.2	(40.2)
Available-for-sale securities:
Unrealized gain (loss)	(0.4)	—	—	(0.4)	0.4	(0.4)
Cash flow hedges:
Unrealized gain (loss)	(11.8)	—	(11.8)	—	11.8	(11.8)
Reclassification adjustment for losses to net income	3.5	—	3.5	—	(3.5)	3.5
Pension plan:
Actuarial gain (loss)	10.9	—	10.9	—	(10.9)	10.9
Reclassification adjustment to net income for amortization of actuarial losses	2.7	—	2.7	—	(2.7)	2.7
Prior service costs	(0.5)	—	(0.5)	—	0.5	(0.5)
Reclassification adjustment to net income for amortization of net prior service credits	(1.7)	—	(1.7)	—	1.7	(1.7)
Total other comprehensive (loss) income	(37.5)	—	(41.7)	4.2	37.5	(37.5)
Total comprehensive income (loss)	$430.4	$(0.9)	$513.8	$495.0	$(1,007.9)	$430.4

Condensed Consolidating Statement of Comprehensive Income
For the 52 week period ended January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$381.3	$(0.6)	$837.5	$692.1	$(1,529.0)	$381.3
Other comprehensive (loss) income:
Foreign currency translation adjustments	(60.6)	—	(61.1)	4.6	56.5	(60.6)
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	—	—	—
Cash flow hedges:
Unrealized gain (loss)	6.2	—	6.2	—	(6.2)	6.2
Reclassification adjustment for losses to net income	12.5	—	12.5	—	(12.5)	12.5
Pension plan:
Actuarial gain (loss)	(15.8)	—	(15.8)	—	15.8	(15.8)
Reclassification adjustment to net income for amortization of actuarial losses	1.6	—	1.6	—	(1.6)	1.6
Prior service costs	(0.7)	—	(0.7)	—	0.7	(0.7)
Reclassification adjustment to net income for amortization of net prior service credits	(1.3)	—	(1.3)	—	1.3	(1.3)
Total other comprehensive (loss) income	(58.1)	—	(58.6)	4.6	54.0	(58.1)
Total comprehensive income (loss)	$323.2	$(0.6)	$778.9	$696.7	$(1,475.0)	$323.2

Condensed Consolidating Balance Sheet
January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$0.1	$70.3	$26.6	$—	$98.7
Accounts receivable, net	—	—	1,858.0	—	—	1,858.0
Intra-entity receivables, net	12.7	—	145.1	—	(157.8)	—
Other receivables	—	—	71.1	24.8	—	95.9
Other current assets	—	—	131.4	4.9	—	136.3
Income taxes	—	—	4.4	—	—	4.4
Inventories	—	—	2,371.8	77.5	—	2,449.3
Total current assets	14.4	0.1	4,652.1	133.8	(157.8)	4,642.6
Non-current assets:
Property, plant and equipment, net	—	—	818.5	4.4	—	822.9
Goodwill	—	—	514.0	3.6	—	517.6
Intangible assets, net	—	—	417.0	—	—	417.0
Investment in subsidiaries	3,117.6	—	721.6	590.9	(4,430.1)	—
Intra-entity receivables, net	—	402.9	—	3,647.1	(4,050.0)	—
Other assets	—	—	134.8	30.3	—	165.1
Deferred tax assets	—	—	0.6	0.1	—	0.7
Retirement benefit asset	—	—	31.9	—	—	31.9
Total assets	$3,132.0	$403.0	$7,290.5	$4,410.2	$(8,637.9)	$6,597.8
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$91.8	$—	$—	$91.1
Accounts payable	—	—	248.2	7.5	—	255.7
Intra-entity payables, net	—	—	—	157.8	(157.8)	—
Accrued expenses and other current liabilities	29.9	2.5	429.2	16.6	—	478.2
Deferred revenue	—	—	275.5	1.4	—	276.9
Income taxes	—	(0.2)	115.5	(13.5)	—	101.8
Total current liabilities	29.9	1.6	1,160.2	169.8	(157.8)	1,203.7
Non-current liabilities:
Long-term debt	—	394.3	323.6	600.0	—	1,317.9
Intra-entity payables, net	—	—	4,050.0	—	(4,050.0)	—
Other liabilities	—	—	208.7	5.0	—	213.7
Deferred revenue	—	—	659.0	—	—	659.0
Deferred tax liabilities	—	—	101.4	—	—	101.4
Total liabilities	29.9	395.9	6,502.9	774.8	(4,207.8)	3,495.7
Series A redeemable convertible preferred shares	611.9	—	—	—	—	611.9
Total shareholders’ equity	2,490.2	7.1	787.6	3,635.4	(4,430.1)	2,490.2
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$3,132.0	$403.0	$7,290.5	$4,410.2	$(8,637.9)	$6,597.8

Condensed Consolidating Balance Sheet
January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.9	$0.1	$102.0	$33.7	$—	$137.7
Accounts receivable, net	—	—	1,753.0	3.4	—	1,756.4
Intra-entity receivables, net	28.7	—	—	380.1	(408.8)	—
Other receivables	—	—	68.8	15.2	—	84.0
Other current assets	0.1	—	144.2	8.3	—	152.6
Income taxes	—	0.2	2.3	1.0	—	3.5
Inventories	—	—	2,372.7	81.2	—	2,453.9
Total current assets	30.7	0.3	4,443.0	522.9	(408.8)	4,588.1
Non-current assets:
Property, plant and equipment, net	—	—	722.3	5.3	—	727.6
Goodwill	—	—	511.9	3.6	—	515.5
Intangible assets, net	—	—	427.8	—	—	427.8
Investment in subsidiaries	3,047.8	—	762.9	600.0	(4,410.7)	—
Intra-entity receivables, net	—	402.6	—	3,467.4	(3,870.0)	—
Other assets	—	—	124.5	30.1	—	154.6
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	51.3	—	—	51.3
Total assets	$3,078.5	$402.9	$7,043.7	$4,629.3	$(8,689.5)	$6,464.9
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$58.4	$—	$—	$57.7
Accounts payable	—	—	260.3	8.8	—	269.1
Intra-entity payables, net	—	—	408.8	—	(408.8)	—
Accrued expenses and other current liabilities	17.8	2.4	467.0	11.1	—	498.3
Deferred revenue	—	—	260.3	—	—	260.3
Income taxes	—	—	68.4	(2.7)	—	65.7
Total current liabilities	17.8	1.7	1,523.2	17.2	(408.8)	1,151.1
Non-current liabilities:
Long-term debt	—	393.5	327.5	600.0	—	1,321.0
Intra-entity payables, net	—	—	3,870.0	—	(3,870.0)	—
Other liabilities	—	—	223.6	6.9	—	230.5
Deferred revenue	—	—	629.1	—	—	629.1
Deferred tax liabilities	—	—	73.0	(0.5)	—	72.5
Total liabilities	17.8	395.2	6,646.4	623.6	(4,278.8)	3,404.2
Series A redeemable convertible preferred shares	—	—	—	—	—	—
Total shareholders’ equity	3,060.7	7.7	397.3	4,005.7	(4,410.7)	3,060.7
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$3,078.5	$402.9	$7,043.7	$4,629.3	$(8,689.5)	$6,464.9

Condensed Consolidating Statement of Cash Flows
For the 52 week period ended January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,057.9	$0.1	$724.8	$525.6	$(1,630.1)	$678.3
Investing activities
Purchase of property, plant and equipment	—	—	(277.9)	(0.1)	—	(278.0)
Investment in subsidiaries	(610.0)	—	—	—	610.0	—
Purchase of available-for-sale securities	—	—	—	(10.4)	—	(10.4)
Proceeds from available-for-sale securities	—	—	—	10.0	—	10.0
Acquisition of Zale Corporation, net of cash acquired	—	—	—	—	—	—
Net cash (used in) provided by investing activities	(610.0)	—	(277.9)	(0.5)	610.0	(278.4)
Financing activities
Dividends paid on common shares	(75.6)	—	—	—	—	(75.6)
Intra-entity dividends paid	—	—	(730.0)	(900.1)	1,630.1	—
Proceeds from issuance of common shares	2.1	—	610.0	—	(610.0)	2.1
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	611.3	—	—	—	—	611.3
Excess tax benefit from exercise of share awards	—	—	2.4	—	—	2.4
Proceeds from senior notes	—	—	—	—	—	—
Proceeds from term loan	—	—	—	—	—	—
Repayments of term loan	—	—	(16.4)	—	—	(16.4)
Proceeds from securitization facility	—	—	—	2,404.1	—	2,404.1
Repayment of securitization facility	—	—	—	(2,404.1)	—	(2,404.1)
Proceeds from revolving credit facility	—	—	1,270.0	—	—	1,270.0
Repayments of revolving credit facility	—	—	(1,214.0)	—	—	(1,214.0)
Payment of debt issuance costs	—	—	(2.1)	(0.6)	—	(2.7)
Repurchase of common shares	(1,000.0)	—	—	—	—	(1,000.0)
Net settlement of equity based awards	(4.9)	—	—	—	—	(4.9)
Principal payments under capital lease obligations	—	—	(0.2)	—	—	(0.2)
Proceeds from (repayment of) short-term borrowings	—	—	(10.2)	—	—	(10.2)
Intra-entity activity, net	19.0	(0.1)	(386.6)	367.7	—	—
Net cash (used in) provided by financing activities	(448.1)	(0.1)	(477.1)	(533.0)	1,020.1	(438.2)
Cash and cash equivalents at beginning of period	1.9	0.1	102.0	33.7	—	137.7
Increase (decrease) in cash and cash equivalents	(0.2)	—	(30.2)	(7.9)	—	(38.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	0.8	—	(0.7)
Cash and cash equivalents at end of period	$1.7	$0.1	$70.3	$26.6	$—	$98.7

Condensed Consolidating Statement of Cash Flows
For the 52 week period ended January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$98.6	$(0.1)	$325.7	$215.0	$(195.9)	$443.3
Investing activities
Purchase of property, plant and equipment	—	—	(225.9)	(0.6)	—	(226.5)
Investment in subsidiaries	—	—	(0.3)	—	0.3	—
Purchase of available-for-sale securities	—	—	—	(6.2)	—	(6.2)
Proceeds from available-for-sale securities	—	—	—	4.0	—	4.0
Acquisition of Zale Corporation, net of cash acquired	—	—	—	—	—	—
Net cash (used in) provided by investing activities	—	—	(226.2)	(2.8)	0.3	(228.7)
Financing activities
Dividends paid on common shares	(67.1)	—	—	—	—	(67.1)
Intra-entity dividends paid	—	—	(149.3)	(46.6)	195.9	—
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	—	—	—	—	—	—
Proceeds from issuance of common shares	5.0	0.3	—	—	(0.3)	5.0
Excess tax benefit from exercise of share awards	—	—	6.9	—	—	6.9
Proceeds from senior notes	—	—	—	—	—	—
Proceeds from term loan	—	—	—	—	—	—
Repayments of term loan	—	—	(25.0)	—	—	(25.0)
Proceeds from securitization facility	—	—	—	2,303.9	—	2,303.9
Repayment of securitization facility	—	—	—	(2,303.9)	—	(2,303.9)
Proceeds from revolving credit facility	—	—	316.0	—	—	316.0
Repayments of revolving credit facility	—	—	(316.0)	—	—	(316.0)
Payment of debt issuance costs	—	—	—	—	—	—
Repurchase of common shares	(130.0)	—	—	—	—	(130.0)
Net settlement of equity based awards	(8.3)	—	—	—	—	(8.3)
Principal payments under capital lease obligations	—	—	(1.0)	—	—	(1.0)
Proceeds from (repayment of) short-term borrowings	—	—	(47.1)	—	—	(47.1)
Intra-entity activity, net	101.6	(0.2)	54.9	(156.3)	—	—
Net cash (used in) provided by financing activities	(98.8)	0.1	(160.6)	(202.9)	195.6	(266.6)
Cash and cash equivalents at beginning of period	2.1	0.1	166.5	24.9	—	193.6
Increase (decrease) in cash and cash equivalents	(0.2)	—	(61.1)	9.3	—	(52.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.4)	(0.5)	—	(3.9)
Cash and cash equivalents at end of period	$1.9	$0.1	$102.0	$33.7	$—	$137.7

Condensed Consolidating Statement of Cash Flows
For the 52 week period ended January 31, 2015

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$150.5	$2.2	$166.6	$116.7	$(153.0)	$283.0
Investing activities
Purchase of property, plant and equipment	—	—	(219.8)	(0.4)	—	(220.2)
Investment in subsidiaries	—	—	(18.9)	(10.0)	28.9	—
Purchase of available-for-sale securities	—	—	—	(5.7)	—	(5.7)
Proceeds from available-for-sale securities	—	—	—	2.5	—	2.5
Acquisition of Zale Corporation, net of cash acquired	—	—	(1,431.1)	1.9	—	(1,429.2)
Net cash (used in) provided by investing activities	—	—	(1,669.8)	(11.7)	28.9	(1,652.6)
Financing activities
Dividends paid on common shares	(55.3)	—	—	—	—	(55.3)
Intra-entity dividends paid	—	—	(953.0)	—	953.0	—
Proceeds from issuance of common shares	6.1	8.9	10.0	810.0	(828.9)	6.1
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	—	—	—	—	—	—
Excess tax benefit from exercise of share awards	—	—	11.8	—	—	11.8
Proceeds from senior notes	—	398.4	—	—	—	398.4
Proceeds from term loan	—	—	400.0	—	—	400.0
Repayments of term loan	—	—	(10.0)	—	—	(10.0)
Proceeds from securitization facility	—	—	—	1,941.9	—	1,941.9
Repayment of securitization facility	—	—	—	(1,341.9)	—	(1,341.9)
Proceeds from revolving credit facility	—	—	260.0	—	—	260.0
Repayments of revolving credit facility	—	—	(260.0)	—	—	(260.0)
Payment of debt issuance costs	—	(7.0)	(10.7)	(2.8)	—	(20.5)
Repurchase of common shares	(29.8)	—	—	—	—	(29.8)
Net settlement of equity based awards	(18.4)	—	—	—	—	(18.4)
Principal payments under capital lease obligations	—	—	(0.8)	—	—	(0.8)
Proceeds from (repayment of) short-term borrowings	—	—	39.4	—	—	39.4
Intra-entity activity, net	(52.4)	(402.4)	1,957.9	(1,503.1)	—	—
Net cash (used in) provided by financing activities	(149.8)	(2.1)	1,444.6	(95.9)	124.1	1,320.9
Cash and cash equivalents at beginning of period	1.4	—	237.0	9.2	—	247.6
Increase (decrease) in cash and cash equivalents	0.7	0.1	(58.6)	9.1	—	(48.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(11.9)	6.6	—	(5.3)
Cash and cash equivalents at end of period	$2.1	$0.1	$166.5	$24.9	$—	$193.6

QUARTERLY FINANCIAL INFORMATION—UNAUDITED
The sum of the quarterly earnings per share data may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2017 Quarters ended
(in millions, except per share amounts)	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Sales	$1,578.9	$1,373.4	$1,186.2	$2,269.9
Gross margin	600.4	464.9	350.0	945.5
Net income attributable to common shareholders	146.8	81.9	14.8	287.8
Earnings per common share:
Basic	$1.87	$1.06	$0.20	$4.17
Diluted	$1.87	$1.06	$0.20	$3.92

	Fiscal 2016 Quarters ended
(in millions, except per share amounts)	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016
Sales	$1,530.6	$1,410.6	$1,216.4	$2,392.6
Gross margin	565.9	490.8	367.7	1,016.0
Net income attributable to common shareholders	118.8	62.2	15.0	271.9
Earnings per common share:
Basic	$1.49	$0.78	$0.19	$3.43
Diluted	$1.48	$0.78	$0.19	$3.42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The directors review the effectiveness of Signet’s system of internal controls in the financial, operational, compliance and risk management areas.
Signet’s disclosure controls and procedures are designed to help ensure that processes and procedures for information management are in place at all levels of the business. The disclosure controls and procedures aim to provide reasonable assurance that any information disclosed by Signet in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. Signet’s Disclosure Control Committee, which has a written charter, consists of the Chief Financial Officer, Chief Governance Officer and Corporate Secretary, Chief Legal, Risk and Corporate Affairs Officer, Senior Vice President - Financial Controller, Senior Vice President - Internal Audit and Enterprise Risk Management, Senior Vice President - Tax and Treasury, Vice President - Investor Relations and Treasurer, who consult with Signet’s external advisers and auditor, as necessary. These procedures are designed to enable Signet to make timely, appropriate and accurate public disclosures. The activities and findings of the Disclosure Control Committee are reported to the Audit Committee.
Based on their evaluation of Signet’s disclosure controls and procedures, as of January 28, 2017 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of January 28, 2017.
Our independent registered public accountants, KPMG LLP, audited the consolidated financial statements of Signet for Fiscal 2017 and have also audited the effectiveness of internal control over financial reporting as of January 28, 2017. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, executive officers and corporate governance may be found under the captions “Election of Twelve Directors,” “Board of Directors and Corporate Governance” and “Executive Officers of the Company” in our definitive proxy statement for our 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2017 Proxy Statement set forth under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee” is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation,” “Report of the Compensation Committee” and “Director Compensation,” in the 2017 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2017 Proxy Statement set forth under the captions “Shareholders Who Beneficially Own At Least Five Percent of the Common Shares,” “Ownership by Directors, Director Nominees and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2017 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Persons” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the 2017 Proxy Statement set forth under the caption “Appointment of Independent Auditor” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE

(1) The following consolidated financial statements are included in Item 8:

Consolidated income statements for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015	81

Consolidated statements of comprehensive income for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015	82

Consolidated balance sheets as of January 28, 2017 and January 30, 2016	83

Consolidated statements of cash flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015	84

Consolidated statements of shareholders’ equity for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015	86

Notes to the consolidated financial statements	87

(2) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Number	Description of Exhibits
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

4.9
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

10.2
Second Amended and Restated Credit Agreement, dated as of July 14, 2016, by and among Signet Jewelers Limited, as Parent, Signet Group Limited, Signet Group Treasury Services Inc. and Sterling Jewelers Inc. as borrowers, the additional borrowers from time to time party thereto, the financial institutions from time to time party thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2016).

Number	Description of Exhibits
10.3†	Termination Protection Agreement between Sterling Jewelers Inc. and Mark S. Light (incorporated by reference to Exhibit 10.1 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.4†	Termination Protection Agreement between Sterling Jewelers Inc. and Michele Santana (incorporated by reference to Exhibit 10.2 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.5†	Termination Protection Agreement between Sterling Jewelers Inc. and Steven J. Becker (incorporated by reference to Exhibit 10.3 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.6†	Termination Protection Agreement between Sterling Jewelers Inc. and Edward Hrabak (incorporated by reference to Exhibit 10.4 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.7†	Termination Protection Agreement between Sterling Jewelers Inc. and George Murray (incorporated by reference to Exhibit 10.5 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.8*†	Separation Agreement dated January 29, 2017 between Sterling Jewelers Inc. and Ed Hrabak.

10.9†	Rules of the Signet Group 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 20-F filed May 4, 2006).

10.10†	Signet Jewelers Limited Rules of the Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.11†
Signet Jewelers Limited Rules of the Irish Sharesave Scheme (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.12†	Signet Jewelers Limited US Stock Option Plan 2008 (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.13†
Signet Jewelers Limited International Share Option Plan 2008 (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.14†
Signet Jewelers Limited UK Approved Share Option Plan 2008 (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.15†	Rules of the Signet Group plc Sharesave Scheme (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.16†
Rules of the Signet Group plc Sharesave Scheme (The Republic of Ireland) (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.17†	Signet Group plc International Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

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

10.20†
Signet Group plc US Share Option Plan 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-134192)).

Number	Description of Exhibits
10.21†
Signet Group plc 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-12304)).

10.22†
Signet Group plc 1993 Executive Share Option Scheme (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-8964)).

10.23†	Signet Jewelers Limited Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.24†
Form of Signet Jewelers Limited Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012).

10.25†
Form of Signet Jewelers Limited Omnibus Incentive Plan Time-Based Restricted Stock Award Notice and Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012).

10.26†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2012).

10.27†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.28
Voting and Support Agreement dated February 19, 2014 by and among Signet, Zale and The Z Investment Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Zale Corporation on February 19, 2014).

10.29
Investment Agreement, dated as of August 24, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, L.P. and Green Equity Investors Side VI, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2016).

10.30
Shareholders’ Agreement by and among Signet Jewelers Limited, Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, dated as of October 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2016).

10.31
Registration Rights Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, LP, Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2016).

10.32
Accelerated Share Repurchase Master Confirmation Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 29, 2016).

10.33
Accelerated Share Repurchase Supplemental Confirmation Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 29, 2016).

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 16, 2017	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

March 16, 2017	By:	/s/ Mark Light	Chief Executive Officer (Principal Executive Officer and Director)
Mark Light

March 16, 2017	By:	/s/ Michele L. Santana	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michele L. Santana

March 16, 2017	By:	/s/ H. Todd Stitzer	Chairman of the Board
H. Todd Stitzer

March 16, 2017	By:	/s/ Dale W. Hilpert	Director
Dale W. Hilpert

March 16, 2017	By:	/s/ Marianne Miller Parrs	Director
Marianne Miller Parrs

March 16, 2017	By:	/s/ Thomas G. Plaskett	Director
Thomas G. Plaskett

March 16, 2017	By:	/s/ Russell Walls	Director
Russell Walls

March 16, 2017	By:	/s/ Virginia C. Drosos	Director
Virginia C. Drosos

March 16, 2017	By:	/s/ Helen E. McCluskey	Director
Helen E. McCluskey

March 16, 2017	By:	/s/ Eugenia M. Ulasewicz	Director
Eugenia M. Ulasewicz

March 16, 2017	By:	/s/ Robert J. Stack	Director
Robert J. Stack

March 16, 2017	By:	/s/ Jonathan Sokoloff	Director
Jonathan Sokoloff

March 16, 2017	By:	/s/ Brian Tilzer	Director
Brian Tilzer