Form 10-Q
period 2017-04-29
SIGNET JEWELERS LTD
filed 2017-06-01
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 29, 2017 or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Stock, $0.18 par value, 68,413,782 shares as of May 26, 2017

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	April 29, 2017	April 30, 2016	Notes
Sales	$1,403.4	$1,578.9	3
Cost of sales	(912.2)	(978.5)
Gross margin	491.2	600.4
Selling, general and administrative expenses	(452.8)	(462.7)
Other operating income, net	76.9	74.3
Operating income	115.3	212.0	3
Interest expense, net	(12.6)	(11.8)
Income before income taxes	102.7	200.2
Income taxes	(24.2)	(53.4)	8
Net income	$78.5	$146.8
Dividends on redeemable convertible preferred shares	(8.2)	—	5
Net income attributable to common shareholders	$70.3	$146.8

Earnings per common share:
Basic	$1.03	$1.87	6
Diluted	$1.03	$1.87	6
Weighted average common shares outstanding:
Basic	68.1	78.6	6
Diluted	68.2	78.7	6

Dividends declared per common share	$0.31	$0.26	5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	April 29, 2017			April 30, 2016
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$78.5			$146.8
Other comprehensive income (loss):
Foreign currency translation adjustments	$0.5	$—	0.5	$30.8	$—	30.8
Available-for-sale securities:
Unrealized gain	0.3	(0.1)	0.2	0.4	(0.2)	0.2
Cash flow hedges:
Unrealized gain	4.5	(1.8)	2.7	5.9	(2.3)	3.6
Reclassification adjustment for (gains) losses to net income	(1.9)	0.5	(1.4)	1.6	(0.5)	1.1
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.7	(0.1)	0.6	0.4	(0.1)	0.3
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	0.1	(0.3)	(0.5)	0.1	(0.4)
Total other comprehensive income	$3.7	$(1.4)	$2.3	$38.6	$(3.0)	$35.6
Total comprehensive income			$80.8			$182.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	April 29, 2017	January 28, 2017	April 30, 2016	Notes
Assets
Current assets:
Cash and cash equivalents	$99.7	$98.7	$113.0
Accounts receivable, net	1,726.3	1,858.0	1,689.3	9
Other receivables	88.6	95.9	63.7
Other current assets	159.0	136.3	161.2
Income taxes	1.8	4.4	1.4
Inventories	2,432.4	2,449.3	2,512.6	10
Total current assets	4,507.8	4,642.6	4,541.2
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,093.9, $1,049.4 and $993.6, respectively	829.8	822.9	725.7
Goodwill	516.1	517.6	519.7	11
Intangible assets, net	411.9	417.0	430.4	11
Other assets	165.1	165.1	157.2	12
Deferred tax assets	0.6	0.7	—
Retirement benefit asset	33.9	31.9	53.5
Total assets	$6,465.2	$6,597.8	$6,427.7
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$131.5	$91.1	$110.1	15
Accounts payable	177.8	255.7	255.7
Accrued expenses and other current liabilities	400.3	478.2	409.5
Deferred revenue	272.1	276.9	261.4	16
Income taxes	34.2	101.8	19.1
Total current liabilities	1,015.9	1,203.7	1,055.8
Non-current liabilities:
Long-term debt	1,311.6	1,317.9	1,311.5	15
Other liabilities	206.2	213.7	229.7
Deferred revenue	658.6	659.0	644.4	16
Deferred tax liabilities	117.2	101.4	88.1
Total liabilities	3,309.5	3,495.7	3,329.5
Commitments and contingencies				19
Series A redeemable convertible preferred shares of $.01 par value: 500 shares authorized, 0.625 shares outstanding (January 28, 2017: 0.625 shares outstanding)	612.3	611.9	—	4
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 68.4 shares outstanding (January 28, 2017: 68.3 outstanding; April 30, 2016: 78.4 outstanding)	15.7	15.7	15.7
Additional paid-in capital	278.4	280.7	275.9
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 18.8 shares (January 28, 2017: 18.9 shares; April 30, 2016: 8.8 shares)	(1,488.6)	(1,494.8)	(620.4)	5
Retained earnings	4,042.9	3,995.9	3,665.1
Accumulated other comprehensive loss	(305.4)	(307.7)	(238.5)	7
Total shareholders’ equity	2,543.4	2,490.2	3,098.2
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,465.2	$6,597.8	$6,427.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	April 29, 2017	April 30, 2016
Cash flows from operating activities
Net income	$78.5	$146.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.0	45.6
Amortization of unfavorable leases and contracts	(4.6)	(4.9)
Pension benefit	—	(0.4)
Share-based compensation	2.7	3.8
Deferred taxation	15.8	15.4
Excess tax benefit from exercise of share awards	—	(1.3)
Amortization of debt discount and issuance costs	0.6	0.9
Other non-cash movements	1.3	(0.3)
Changes in operating assets and liabilities:
Decrease in accounts receivable	132.0	67.4
Decrease in other receivables and other assets	8.1	18.2
Increase in other current assets	(22.7)	(3.5)
Decrease (increase) in inventories	17.7	(34.8)
Decrease in accounts payable	(74.0)	(12.4)
Decrease in accrued expenses and other liabilities	(77.7)	(90.8)
(Decrease) increase in deferred revenue	(4.9)	13.3
Decrease in income taxes payable	(65.2)	(48.1)
Pension plan contributions	(0.8)	(0.5)
Net cash provided by operating activities	56.8	114.4
Investing activities
Purchase of property, plant and equipment	(56.2)	(39.3)
Purchase of available-for-sale securities	(0.7)	(0.8)
Proceeds from sale of available-for-sale securities	0.3	1.2
Net cash used in investing activities	(56.6)	(38.9)
Financing activities
Dividends paid on common shares	(17.8)	(17.5)
Dividends paid on redeemable convertible preferred shares	(11.3)	—
Proceeds from issuance of common shares	0.1	0.3
Excess tax benefit from exercise of share awards	—	1.3
Repayments of term loan	(4.5)	(7.5)
Proceeds from securitization facility	666.5	696.5
Repayments of securitization facility	(666.5)	(696.5)
Proceeds from revolving credit facility	128.0	99.0
Repayments of revolving credit facility	(121.0)	(55.0)
Repurchase of common shares	—	(125.0)
Net settlement of equity based awards	(1.1)	(4.6)
Principal payments under capital lease obligations	—	(0.1)
Proceeds from short-term borrowings	31.2	6.0
Net cash provided by (used in) financing activities	3.6	(103.1)
Cash and cash equivalents at beginning of period	98.7	137.7
Increase (decrease) in cash and cash equivalents	3.8	(27.6)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	2.9
Cash and cash equivalents at end of period	$99.7	$113.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2017	$15.7	$280.7	$0.4	$(1,494.8)	$3,995.9	$(307.7)	$2,490.2
Net income	—	—	—	—	78.5	—	78.5
Other comprehensive income	—	—	—	—	—	2.3	2.3
Dividends on common shares	—	—	—	—	(21.3)	—	(21.3)
Dividends on redeemable convertible preferred shares	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity based awards	—	(5.0)	—	6.1	(2.0)	—	(0.9)
Share options exercised	—	—	—	0.1	—	—	0.1
Share-based compensation expense	—	2.7	—	—	—	—	2.7
Balance at April 29, 2017	$15.7	$278.4	$0.4	$(1,488.6)	$4,042.9	$(305.4)	$2,543.4
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
Signet’s sales are seasonal, with the first quarter slightly exceeding 20% of annual sales, the second and third quarters each approximating 20% and the fourth quarter accounting for almost 40% of annual sales, with December being by far the most important month of the year. The “Holiday Season” consists of results for the months of November and December. As a result, approximately 45% to 55% of Signet’s annual operating income normally occurs in the fourth quarter, comprised of nearly all of the UK Jewelry and Zale divisions’ annual operating income and approximately 40% to 45% of the Sterling Jewelers division’s annual operating income.
Basis of preparation
The condensed consolidated financial statements of Signet are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC on March 16, 2017.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2018 and Fiscal 2017 refer to the 53 week period ending February 3, 2018 and the 52 week period ending January 28, 2017, respectively. Within these condensed consolidated financial statements, the first quarter of the relevant fiscal years 2018 and 2017 refer to the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.
Foreign currency translation
The financial position and operating results of certain foreign operations, including the UK Jewelry division and the Canadian operations of the Zale Jewelry segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within the condensed consolidated income statements.
See Note 7 for additional information regarding the Company’s foreign currency translation.

2. New accounting pronouncements
New accounting pronouncements adopted during the period
Inventory
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The new guidance states that inventory will be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this guidance in the first quarter of Fiscal 2018 did not have a material impact on the Company’s financial position or results of operations.
Share-based compensation
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted all aspects of this guidance prospectively in the first quarter of Fiscal 2018 with a policy election to continue to estimate expected forfeitures in determining the amount of share-based compensation expense to be recognized. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations. See Note 8 for additional information regarding the impact on the Company’s results of operations in the first quarter of Fiscal 2018.
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
Intangibles
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment.” The new guidance requires a single-step quantitative test to identify and measure goodwill impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. ASU No. 2017-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. Signet is currently assessing the timing of adoption and the impact this guidance will have on the Company’s financial position or results of operations.
Retirement Benefits
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires entities to present the service cost component of the net periodic pension cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Entities will present the other components of net benefit cost separately from the service cost component and outside of operating profit within the income statement. In addition, only the service cost component will be eligible for capitalization in assets. ASU No. 2017-07 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Signet is currently assessing the timing of adoption and the impact this guidance will have on the Company’s financial position or results of operations.
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
The Sterling Jewelers division operates in all 50 US states. Its stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Jewelers Outlet) and Jared (Jared The Galleria Of Jewelry and Jared Vault). The division also operates a variety of mall-based regional brands.

The Zale division operates jewelry stores (Zale Jewelry) and kiosks (Piercing Pagoda), located primarily in shopping malls throughout the US, Canada and Puerto Rico. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 US states, and the Canadian store brand Peoples Jewellers, which operates in nine provinces. The division also operates the Gordon’s Jewelers and Mappins regional brands. Piercing Pagoda operates through mall-based kiosks.
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

	13 weeks ended
(in millions)	April 29, 2017	April 30, 2016
Sales:
Sterling Jewelers	$871.0	$980.4
Zale Jewelry	333.7	381.4
Piercing Pagoda	69.7	69.0
UK Jewelry	122.5	144.0
Other	6.5	4.1
Total sales	$1,403.4	$1,578.9

Operating income:
Sterling Jewelers	$129.5	$198.3
Zale Jewelry	2.1	18.3
Piercing Pagoda	3.2	7.8
UK Jewelry	(2.5)	1.3
Other	(17.0)	(13.7)
Total operating income	$115.3	$212.0

(in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Total assets:
Sterling Jewelers	$3,891.6	$4,015.4	$3,756.6
Zale Jewelry	1,926.8	1,940.7	1,974.9
Piercing Pagoda	143.4	141.6	139.1
UK Jewelry	394.3	372.6	447.8
Other	109.1	127.5	109.3
Total assets	$6,465.2	$6,597.8	$6,427.7
4. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Convertible Preference Shares (“preferred shares”) to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the preferred shares carrying value, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $1.0 million as of April 29, 2017 (January 28, 2017: $0.6 million). Accretion of $0.4 million was recorded to preferred shares in the condensed consolidated balance sheets during the 13 weeks ended April 29, 2017.

Pursuant to the preferred shares conversion features, the conversion rate as of April 29, 2017 is 10.7707 (January 28, 2017: 10.6529) common shares per preferred share or a conversion price of $92.8445 (January 28, 2017: $93.8712). As of April 29, 2017 and January 28, 2017, the maximum number of common shares that could be required to be issued if converted was 6.7 million shares. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears. Refer to Note 5 for additional discussion of the Company’s dividends on preferred shares. The liquidation preference was $632.8 million and $636.3 million as of April 29, 2017 and January 28, 2017, respectively.
5. Shareholders’ equity
Share repurchases
In February 2016, the Board of Directors authorized the repurchase of Signet’s common shares up to $750.0 million (the “2016 Program”). In August 2016, the Board of Directors increased its authorized share repurchase program by $625.0 million, bringing the total authorization for the 2016 Program to $1,375.0 million. The 2016 Program may be suspended or discontinued at any time without notice.
Common shares repurchased during the 13 weeks ended April 29, 2017 and April 30, 2016 were as follows:

		13 weeks ended April 29, 2017			13 weeks ended April 30, 2016
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	—	$—	$—	—	$—	$—
2013 Program(2)	$350.0	n/a	n/a	n/a	1.1	$125.0	$111.45
Total		—	$—	$—	1.1	$125.0	$111.45

(1)	The 2016 Program had $510.6 million remaining as of April 29, 2017.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.
Dividends on common shares

	Fiscal 2018		Fiscal 2017
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.31	$21.3	$0.26	$20.4

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of April 29, 2017 and April 30, 2016, $21.3 million and $20.4 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the first quarter of Fiscal 2018 and Fiscal 2017, respectively.

In addition, on May 25, 2017, Signet’s Board declared a quarterly dividend of $0.31 per share on its common shares. This dividend will be payable on August 30, 2017 to shareholders of record on July 28, 2017, with an ex-dividend date of July 26, 2017.
Dividends on preferred shares
As of April 29, 2017, dividends on preferred shares totaling $7.8 million were declared and accrued for by the Company. As disclosed in the condensed consolidated income statements, there were no cumulative undeclared dividends on the preferred shares that reduced net income attributable to common shareholders. In addition, a $0.4 million deemed dividend related to accretion of issuance costs associated with the preferred shares was recognized during the 13 weeks ended April 29, 2017. See Note 4 for additional information.
6. Earnings per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	April 29, 2017	April 30, 2016
Numerator:
Net income attributable to common shareholders	$70.3	$146.8
Denominator:
Weighted average common shares outstanding	68.1	78.6
EPS – basic	$1.03	$1.87

The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares and restricted stock units issued under the Omnibus Plan and stock options issued under the Share Saving Plans and Executive Plans. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which preferred shares are dilutive, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net income attributable to common shareholders. See Note 4 for additional discussion of the Company’s preferred shares. For the 13 weeks ended April 29, 2017, preferred shares were anti-dilutive. The computation of diluted EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	April 29, 2017	April 30, 2016
Numerator:
Net income attributable to common shareholders	$70.3	$146.8
Add: Dividends on preferred shares	—	n/a
Numerator for diluted EPS	$70.3	$146.8

Denominator:
Weighted average common shares outstanding	68.1	78.6
Plus: Dilutive effect of share awards	0.1	0.1
Plus: Dilutive effect of preferred shares	—	n/a
Diluted weighted average common shares outstanding	68.2	78.7

EPS – diluted	$1.03	$1.87

n/a	Not applicable as preferred shares were issued in October 2016. See Note 4 for additional information.
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

	13 weeks ended
(in millions)	April 29, 2017	April 30, 2016
Share awards	0.3	0.1
Potential impact of preferred shares	6.7	—
Total anti-dilutive shares	7.0	0.1
7. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at January 28, 2017	$(263.4)	$(0.4)	$2.4	$(55.5)	$9.2	$(307.7)
Other comprehensive income (“OCI”) before reclassifications	0.5	0.2	2.7	—	—	3.4
Amounts reclassified from AOCI to net income	—	—	(1.4)	0.6	(0.3)	(1.1)
Net current period OCI	0.5	0.2	1.3	0.6	(0.3)	2.3
Balance at April 29, 2017	$(262.9)	$(0.2)	$3.7	$(54.9)	$8.9	$(305.4)

The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	April 29, 2017	April 30, 2016	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(1.0)	$(0.2)	Cost of sales (see Note 13)
Interest rate swaps	0.3	0.6	Interest expense, net (see Note 13)
Commodity contracts	(1.2)	1.2	Cost of sales (see Note 13)
Total before income tax	(1.9)	1.6
Income taxes	0.5	(0.5)
Net of tax	(1.4)	1.1

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.7	0.4	Selling, general and administrative expenses(1)
Amortization of unrecognized net prior service credits	(0.4)	(0.5)	Selling, general and administrative expenses(1)
Total before income tax	0.3	(0.1)
Income taxes	—	—
Net of tax	0.3	(0.1)

Total reclassifications, net of tax	$(1.1)	$1.0

(1)	These items are included in the computation of net periodic pension benefit.
8. Income taxes

	13 weeks ended
	April 29, 2017	April 30, 2016
Forecasted annual effective tax rate	23.0%	26.7%
Discrete items recognized	0.6%	—%
Effective tax rate recognized in income statement	23.6%	26.7%
As disclosed in Note 2, the Company adopted ASU 2016-09 during the first quarter of Fiscal 2018. The Company anticipates the adoption of this accounting guidance related to share-based compensation to increase the periodic volatility in future effective tax rates as it will result in additional discrete items being recognized in future periods when the deduction for tax purposes for share awards does not equal the cumulative compensation costs of the share awards for financial reporting purposes. To the extent there are discrete items that are not included in the forecasted annual effective tax rate, the actual effective tax rate will differ from the forecasted annual effective tax rate. During the first quarter of Fiscal 2018, the Company recognized incremental tax expense for a discrete item related to the tax shortfall associated with share awards vesting subsequent to the adoption of the new share-based compensation accounting guidance in ASC No. 2016-09.
During the 13 weeks ended April 29, 2017, the Company’s forecasted annual effective tax rate was lower than the US federal income tax rate primarily due to the favorable impact of foreign tax rate differences and benefits from global reinsurance and financing arrangements. The forecasted annual effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
There has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified as of January 28, 2017.

9. Accounts receivable, net
Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment.

(in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$1,683.8	$1,813.3	$1,654.3
Zale customer in-house finance receivables	32.8	33.4	21.6
Other accounts receivable	9.7	11.3	13.4
Total accounts receivable, net	$1,726.3	$1,858.0	$1,689.3
Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.
During the third quarter of Fiscal 2016, Signet implemented a program to provide in-house credit to customers in the Zale division’s US locations. The allowance for credit losses associated with Zale customer in-house finance receivables was immaterial as of April 29, 2017, January 28, 2017 and April 30, 2016.
Other accounts receivable is comprised primarily of accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $8.9 million (January 28, 2017 and April 30, 2016: $11.0 million and $9.3 million, respectively).
The allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below:

	13 weeks ended
(in millions)	April 29, 2017	April 30, 2016
Beginning balance:	$(138.7)	$(130.0)
Charge-offs, net	54.4	46.8
Recoveries	9.1	10.1
Provision	(51.7)	(43.7)
Ending balance	$(126.9)	$(116.8)
Ending receivable balance evaluated for impairment	1,810.7	1,771.1
Sterling Jewelers customer in-house finance receivables, net	$1,683.8	$1,654.3
Net bad debt expense is defined as the provision expense less recoveries.
The credit quality indicator and age analysis of Sterling Jewelers customer in-house finance receivables are shown below:

	April 29, 2017		January 28, 2017		April 30, 2016
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$1,445.9	$(44.5)	$1,538.2	$(47.2)	$1,427.5	$(43.4)
Past due, aged 31 – 60 days	251.9	(8.3)	282.0	(9.0)	240.9	(7.9)
Past due, aged 61 – 90 days	40.9	(2.1)	51.6	(2.3)	39.2	(2.0)
Non Performing:
Past due, aged more than 90 days	72.0	(72.0)	80.2	(80.2)	63.5	(63.5)
	$1,810.7	$(126.9)	$1,952.0	$(138.7)	$1,771.1	$(116.8)

	April 29, 2017		January 28, 2017		April 30, 2016
(as a % of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing
Current, aged 0 – 30 days	79.8%	3.1%	78.8%	3.1%	80.6%	3.0%
Past due, aged 31 – 60 days	13.9%	3.3%	14.5%	3.2%	13.6%	3.3%
Past due, aged 61 – 90 days	2.3%	5.1%	2.6%	4.5%	2.2%	5.1%
Non Performing
Past due, aged more than 90 days	4.0%	100.0%	4.1%	100.0%	3.6%	100.0%
	100.0%	7.0%	100.0%	7.1%	100.0%	6.6%
See Note 20, Subsequent events, for additional information regarding the anticipated sale of a portion of the US customer in-house finance receivable portfolio, as well as the agreement to outsource the servicing function for the Company’s remaining in-house finance receivables.
Securitized credit card receivables
The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust. See Note 15 for additional information regarding this asset-backed securitization facility.
10. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Raw materials	$51.2	$60.8	$76.6
Finished goods	2,381.2	2,388.5	2,436.0
Total inventories	$2,432.4	$2,449.3	$2,512.6
11. Goodwill and intangibles
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at January 30, 2016	$23.2	$488.7	$—	$—	$3.6	$515.5
Impact of foreign exchange	—	2.1	—	—	—	2.1
Balance at January 28, 2017	23.2	490.8	—	—	3.6	517.6
Impact of foreign exchange	—	(1.5)	—	—	—	(1.5)
Balance at April 29, 2017	$23.2	$489.3	$—	$—	$3.6	$516.1
There have been no goodwill impairment losses recognized during the fiscal periods presented in the condensed consolidated income statements. If future economic conditions are different than those projected by management, future impairment charges may occur.
Intangibles
The following table provides detail regarding the composition of intangible assets and liabilities:

		April 29, 2017			January 28, 2017			April 30, 2016
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.4	$(0.8)	$0.6	$1.4	$(0.8)	$0.6	$1.5	$(0.6)	$0.9
Favorable leases	Intangible assets, net	47.2	(38.9)	8.3	47.6	(36.0)	11.6	48.3	(26.2)	22.1
Total definite-lived intangible assets		48.6	(39.7)	8.9	49.0	(36.8)	12.2	49.8	(26.8)	23.0
Indefinite-lived trade names	Intangible assets, net	403.0	—	403.0	404.8	—	404.8	407.4	—	407.4
Total intangible assets, net		$451.6	$(39.7)	$411.9	$453.8	$(36.8)	$417.0	$457.2	$(26.8)	$430.4
Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(47.9)	$41.4	$(6.5)	$(48.3)	$38.2	$(10.1)	$(48.8)	$27.7	$(21.1)
Unfavorable contracts	Other liabilities	(65.6)	34.8	(30.8)	(65.6)	33.5	(32.1)	(65.6)	29.4	(36.2)
Total intangible liabilities, net		$(113.5)	$76.2	$(37.3)	$(113.9)	$71.7	$(42.2)	$(114.4)	$57.1	$(57.3)
12. Other assets

(in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Deferred ESP selling costs	$86.7	$86.1	$81.8
Investments	27.9	27.2	26.8
Other assets	50.5	51.8	48.6
Total other assets	$165.1	$165.1	$157.2
In addition, other current assets include deferred direct selling costs in relation to the sale of extended service plans and lifetime warranty agreements (“ESP”) of $29.6 million as of April 29, 2017 (January 28, 2017 and April 30, 2016: $29.4 million and $27.5 million, respectively).
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

The main external sources of funding are a senior unsecured credit facility, senior unsecured notes and securitized credit card receivables, as described in Note 15.
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
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of April 29, 2017 was $37.4 million (January 28, 2017 and April 30, 2016: $37.8 million and $33.5 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 28, 2017 and April 30, 2016: 12 months and 9 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of April 29, 2017 was $47.9 million (January 28, 2017 and April 30, 2016: $117.8 million and $22.6 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of April 29, 2017 was 69,000 ounces of gold (January 28, 2017 and April 30, 2016: 94,000 ounces and 51,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (January 28, 2017 and April 30, 2016: 12 months and 9 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of April 29, 2017, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	April 29, 2017	January 28, 2017	April 30, 2016
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.4	$1.4	$0.2
Commodity contracts	Other current assets	2.0	—	5.5
Interest rate swaps	Other assets	0.8	0.4	—
		$3.2	$1.8	$5.7

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	1.8	0.2
Total derivative assets		$3.2	$3.6	$5.9

	Fair value of derivative liabilities
(in millions)	Balance sheet location	April 29, 2017	January 28, 2017	April 30, 2016
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.8)	$(0.2)	$(0.5)
Commodity contracts	Other current liabilities	—	(3.4)	—
Interest rate swaps	Other liabilities	—	—	(3.2)
		(0.8)	(3.6)	(3.7)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.5)	—	(0.1)
Total derivative liabilities		$(1.3)	$(3.6)	$(3.8)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Foreign currency contracts	$2.1	$4.1	$0.6
Commodity contracts	2.1	(2.1)	4.4
Interest rate swaps	0.8	0.4	(3.2)
Gains recorded in AOCI	$5.0	$2.4	$1.8
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated income statements:
Foreign currency contracts

		13 weeks ended
(in millions)	Income statement caption	April 29, 2017	April 30, 2016
Gains recorded in AOCI, beginning of period		$4.1	$1.4
Current period losses recognized in OCI		(1.0)	(0.6)
Gains reclassified from AOCI to net income	Cost of sales	(1.0)	(0.2)
Gains recorded in AOCI, end of period		$2.1	$0.6

Commodity contracts

		13 weeks ended
(in millions)	Income statement caption	April 29, 2017	April 30, 2016
Losses recorded in AOCI, beginning of period		$(2.1)	$(3.7)
Current period gains recognized in OCI		5.4	6.9
(Gains) losses reclassified from AOCI to net income	Cost of sales	(1.2)	1.2
Gains recorded in AOCI, end of period		$2.1	$4.4
Interest rate swaps

		13 weeks ended
(in millions)	Income statement caption	April 29, 2017	April 30, 2016
Gains (losses) recorded in AOCI, beginning of period		$0.4	$(3.4)
Current period gains (losses) recognized in OCI		0.1	(0.4)
Losses reclassified from AOCI to net income	Interest expense, net	0.3	0.6
Gains (losses) recorded in AOCI, end of period		$0.8	$(3.2)
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 weeks ended April 29, 2017 and April 30, 2016. Based on current valuations, the Company expects approximately $3.5 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated income statements:

		13 weeks ended
(in millions)	Income statement caption	April 29, 2017	April 30, 2016
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$(1.7)	$(0.3)
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

	April 29, 2017			January 28, 2017			April 30, 2016
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$7.9	$7.9	$—	$8.1	$8.1	$—	$8.8	$8.8	$—
Corporate equity securities	4.0	4.0	—	3.8	3.8	—	3.4	3.4	—
Foreign currency contracts	0.4	—	0.4	3.2	—	3.2	0.4	—	0.4
Commodity contracts	2.0	—	2.0	—	—	—	5.5	—	5.5
Interest rate swaps	0.8		0.8	0.4	—	0.4	—	—	—
US government agency securities	4.9	—	4.9	4.4	—	4.4	3.3	—	3.3
Corporate bonds and notes	11.1	—	11.1	10.9	—	10.9	11.3	—	11.3
Total assets	$31.1	$11.9	$19.2	$30.8	$11.9	$18.9	$32.7	$12.2	$20.5

Liabilities:
Foreign currency contracts	$(1.3)	$—	$(1.3)	$(0.2)	$—	$(0.2)	$(0.6)	$—	$(0.6)
Commodity contracts	—	—	—	(3.4)	—	(3.4)	—	—	—
Interest rate swaps	—	—	—	—	—	—	(3.2)	—	(3.2)
Total liabilities	$(1.3)	$—	$(1.3)	$(3.6)	$—	$(3.6)	$(3.8)	$—	$(3.8)
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
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 15 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at April 29, 2017, January 28, 2017 and April 30, 2016 were as follows:

	April 29, 2017		January 28, 2017		April 30, 2016
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$393.9	$396.5	$393.7	$391.2	$393.0	$395.1
Securitization facility (Level 2)	599.7	600.0	599.7	600.0	599.9	600.0
Term loan (Level 2)	340.8	344.1	345.1	348.6	354.1	357.5
Capital lease obligations (Level 2)	—	—	—	—	0.1	0.1
Total	$1,334.4	$1,340.6	$1,338.5	$1,339.8	$1,347.1	$1,352.7

15. Loans, overdrafts and long-term debt

(in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$398.8	$398.8	$398.6
Securitization facility	600.0	600.0	600.0
Senior unsecured term loan	344.1	348.6	357.5
Revolving credit facility	63.0	56.0	44.0
Bank overdrafts	45.4	14.2	30.4
Capital lease obligations	—	—	0.1
Total debt	$1,451.3	$1,417.6	$1,430.6
Less: Current portion of loans and overdrafts	(131.5)	(91.1)	(110.1)
Less: Unamortized capitalized debt issuance fees	(8.2)	(8.6)	(9.0)
Total long-term debt	$1,311.6	$1,317.9	$1,311.5
Revolving credit facility and term loan (the “Credit Facility”)
The Company’s Credit Facility contains a $700 million senior unsecured multi-currency multi-year revolving credit facility and a $357.5 million senior unsecured term loan facility. The maturity date for the Credit Facility, including both individual facilities disclosed above, is July 2021.
Capitalized fees associated with the revolving credit facility as of April 29, 2017 total $2.6 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of April 29, 2017 was $0.9 million (January 28, 2017 and April 30, 2016: $0.8 million and $0.5 million, respectively). Amortization relating to these fees of $0.1 million was recorded as interest expense in the condensed consolidated income statements for the 13 weeks ended April 29, 2017 ($0.1 million for the 13 weeks ended April 30, 2016). As of April 29, 2017, January 28, 2017 and April 30, 2016, the Company had stand-by letters of credit outstanding of $15.3 million, $15.3 million and $23.8 million, respectively, that reduce remaining borrowing availability. The revolving credit facility had a weighted average interest rate of 2.11% and 1.42% during the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.
Capitalized fees associated with the term loan facility as of April 29, 2017 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of April 29, 2017 was $2.9 million (January 28, 2017 and April 30, 2016: $2.7 million and $2.1 million, respectively). Amortization relating to these fees of $0.2 million was recorded as interest expense in the condensed consolidated income statements for the 13 weeks ended April 29, 2017 ($0.3 million for the 13 weeks ended April 30, 2016). Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 13, the term loan had a weighted average interest rate of 2.13% and 1.71% during the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.
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
Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of April 29, 2017 was $2.1 million (January 28, 2017 and April 30, 2016: $1.9 million and $1.4 million, respectively). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to these fees of $0.2 million was recorded as interest expense in the condensed consolidated income statements for the 13 weeks ended April 29, 2017 ($0.2 million for the 13 weeks ended April 30, 2016).
Asset-backed securitization facility
The Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”) and issued two-year revolving asset-backed variable funding notes. Capitalized fees associated with the existing and amended asset-backed securitization facility as of April 29, 2017 total $3.4 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of April 29, 2017 was $3.1 million (January 28, 2017 and April 30, 2016: $3.1 million and $2.7 million, respectively). Amortization relating to these fees of $0.0 million was recorded as interest expense in the condensed consolidated income statements for the 13 weeks ended April 29, 2017 ($0.3 million for the 13 weeks ended April 30, 2016). The asset-backed securitization facility had a weighted average interest rate of 2.39% and 1.90% during the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.

Other
As of April 29, 2017, January 28, 2017 and April 30, 2016, the Company was in compliance with all debt covenants.
16. Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions and other as follows:

(in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Sterling Jewelers ESP deferred revenue	$736.0	$737.4	$723.8
Zale ESP deferred revenue	167.7	168.2	155.1
Voucher promotions and other	27.0	30.3	26.9
Total deferred revenue	$930.7	$935.9	$905.8

Disclosed as:
Current liabilities	$272.1	$276.9	$261.4
Non-current liabilities	658.6	659.0	644.4
Total deferred revenue	$930.7	$935.9	$905.8
ESP deferred revenue

	13 weeks ended
(in millions)	April 29, 2017	April 30, 2016
Sterling Jewelers ESP deferred revenue, beginning of period	$737.4	$715.1
Plans sold	65.3	76.0
Revenue recognized	(66.7)	(67.3)
Sterling Jewelers ESP deferred revenue, end of period	$736.0	$723.8

	13 weeks ended
(in millions)	April 29, 2017	April 30, 2016
Zale ESP deferred revenue, beginning of period	$168.2	$146.1
Plans sold(1)	31.3	40.6
Revenue recognized	(31.8)	(31.6)
Zale ESP deferred revenue, end of period	$167.7	$155.1

(1)	Includes impact of foreign exchange translation.
17. Warranty reserve
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

	13 weeks ended
(in millions)	April 29, 2017	April 30, 2016
Warranty reserve, beginning of period	$40.0	$41.9
Warranty expense	2.3	2.9
Utilized(1)	(3.1)	(3.5)
Warranty reserve, end of period	$39.2	$41.3

(1)	Includes impact of foreign exchange translation.

(in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Disclosed as:
Current liabilities	$12.6	$13.0	$12.4
Non-current liabilities	26.6	27.0	28.9
Total warranty reserve	$39.2	$40.0	$41.3
18. Share-based compensation
Signet recorded share-based compensation expense of $2.7 million for the 13 weeks ended April 29, 2017, related to the Omnibus Plan and Share Saving Plans (13 weeks ended April 30, 2016: $3.8 million).
19. Commitments and contingencies
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. Claimants’ Motion was denied in an order issued April 27, 2015. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition was filed on March 23, 2015 and SJI’s reply was filed on April 3, 2015. SJI’s motion was heard on May 4, 2015. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit. Claimants filed their opposition on December 2, 2015. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the Southern District’s November 16, 2015 Opinion and Order. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims. SJI filed its opposition on May 12, 2015. Claimants’ reply was filed on May 22, 2015. Claimants’ motion was granted on June 15, 2015. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition was filed on May 1, 2015. Claimants filed their reply on June 5, 2015. The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal

Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016. Claimants filed their opposition on April 4, 2016. The arbitrator denied SJI’s Motion on April 5, 2016. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period. Claimants filed their opposition brief on April 11, 2016, SJI filed its reply on April 20, 2016, and oral argument was heard on SJI’s Motion on May 11, 2016. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals. SJI’s brief was filed September 13, 2016, and Claimants’ brief was filed on December 13, 2016, SJI filed its reply brief on January 10, 2017, and oral argument was heard on May 9, 2017. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016, and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016. Claimants’ opposition was filed on June 3, 2016. The matter was fully briefed and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. On January 4, 2017, the Arbitrator issued a Second Amended Bifurcated Case Management Plan. At this time, 10,456 current and former employees have submitted consent forms to opt in to the collective action. On April 5, 2017, the Arbitrator issued a Third Amended Case Management Plan. On April 24, 2017, the Arbitrator approved Claimants’ unopposed request to extend case management deadlines. We anticipate trial to begin the week of March 12, 2018, or as soon thereafter as the Arbitrator’s schedule permits.
SJI denies the allegations of the Claimants and has been defending the case vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. The EEOC’s lawsuit alleges that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserts claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014, the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The parties fully briefed the appeal and oral argument occurred on May 5, 2015. On September 9, 2015, the United States Court of Appeals for the Second Circuit issued a decision vacating the District Court’s order and remanding the case back to the District Court for further proceedings. SJI filed a Petition for Panel Rehearing and En Banc Review with the United States Court of Appeals for the Second Circuit, which was denied on December 1, 2015. On December 4, 2015, SJI filed in the United States Court of Appeals for the Second Circuit a Motion Of Appellee Sterling Jewelers Inc. For Stay Of Mandate Pending Petition For Writ Of Certiorari. The Motion was granted by the Second Circuit on December 10, 2015. SJI filed a Petition For Writ Of Certiorari in the Supreme Court of the United States on April 29, 2016, which was denied. The case was remanded to the Western District of New York and on November 2, 2016, the Court issued a case scheduling order. On January 25, 2017, the parties filed a joint motion to extend case scheduling order deadlines. The motion was granted on January 27, 2017. On May 5, 2017 the U.S. District Court for the Western District of New York approved and entered the Consent Decree jointly proposed by the EEOC and SJI, resolving all of the EEOC’s claims against SJI in this litigation for various injunctive relief including but not limited to the appointment of an employment practices expert to review specific policies and practices, a compliance officer to be employed by SJI, as well as obligations relative to training, notices, reporting and record-keeping. The Consent Decree does not require an outside third party monitor or require any monetary payment. The duration of the Consent Decree is three years and three months, expiring on August 4, 2020.
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

On December 28, 2016, the Company participated in a mediation of an employment class action brought against Zale Delaware Inc. d/b/a Zale Corporation. The mediation resulted in a settlement agreement signed by both parties. The settlement resolved various California wage and hour claims involving all current and former employees of Zale Delaware Inc. d/b/a Zale Corporation who were designated as nonexempt and worked in California at any time from July 3, 2010 to present. On April 18, 2017, the Court granted preliminary approval of the settlement. The settlement is subject to final approval by the Court. A hearing for final approval is scheduled for July 14, 2017.
Shareholder Action
On August 25, 2016, Susan Dube filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and its current Chief Executive Officer and Chief Financial Officer (Dube v. Signet Jewelers Limited, et al., Civ. No. 16-6728 (S.D.N.Y.)). On August 31, 2016, Lyubomir Spasov filed a putative class action complaint in the same court alleging identical claims against the same defendants (Spasov v. Signet Jewelers Limited, et al., Civ. No. 16-06861 (S.D.N.Y.)). On September 16, 2016, the two actions were consolidated under case number 16-CV-6728. On April 3, 2017, Dube and Spasov filed a second amended complaint, purportedly on behalf of persons or entities that acquired the Company’s securities between August 29, 2013, and February 27, 2017, inclusive, which names the Company and its current and former Chief Executive Officers and Chief Financial Officers as defendants. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s business and earnings by failing to disclose that the Company was allegedly experiencing difficulty ensuring the safety of customers’ jewelry while in Signet’s custody for repairs, which allegedly resulted in a drop-off in customer confidence, and making misleading statements about the Company’s credit portfolio and public reports of sexual harassment allegations that were raised by certain claimants in an ongoing pay and promotion gender discrimination class arbitration (the “Arbitration”). The complaint alleges that the Company’s share price was artificially inflated as a result of the alleged misrepresentations and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.
On March 28, 2017, Irving Firemen’s Relief & Retirement System (“IFRRS”) filed a putative class action complaint in the United States District Court for the Northern District of Texas against the Company and its current and former Chief Executive Officers. IFRRS’ complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making statements concerning the Arbitration (Irving Firemen’s Relief & Retirement System v. Signet Jewelers Limited, et. al., Civ. No. 17-00875 (N.D. Tex.)). On March 31, 2017, Maria Mikolchak filed a putative class action complaint in the same court alleging identical claims against the same defendants (Mikolchak v. Signet Jewelers Limited, et. al., Civ. No. 17-00923). The IFRRS and Mikolchak cases have been transferred to the United States District Court for the Southern District of New York and consolidated with the Dube/Spasov action. Motions to serve as lead plaintiff and lead counsel in this consolidated action must be filed by July 5, 2017, and defendants’ obligation to respond to the pending complaints has been stayed until after the Court has appointed a lead plaintiff and an operative complaint has been filed or designated.
The Company believes that the claims brought in these shareholder actions are without merit and cannot estimate a range of potential liability, if any, at this time.
In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business, which the Company believes are not significant to Signet’s consolidated financial position, results of operations or cash flows.
20. Subsequent events
On May 25, 2017, the Company, through its wholly-owned subsidiary Sterling Jewelers, Inc. (“Sterling”), entered into an agreement with Comenity Bank (“Comenity”) under which Comenity will acquire the approximately $1 billion prime-only credit quality portion of Signet's total private label portfolio, the proceeds of which will be received upon closing. In addition, the two companies entered into a long-term agreement where Comenity will become the primary issuer of private-label credit cards and related marketing services for Sterling. Commenity will also acquire a portion of the Company’s existing customer care operations in Ohio, including approximately 250 employees, as part of the transaction. Closing of the transaction is expected in October 2017, subject to regulatory approval and customary closing conditions.
During the second quarter of Fiscal 2018, we will classify a portion of our credit card receivables as held for sale, which is expected to result in a gain upon reclassification. Additionally, upon finalizing the transaction, we will repay the $600 million asset-backed securitization facility.
Also on May 25, 2017, Sterling and Genesis Financial Solutions, Inc., a Delaware corporation (“Genesis”) entered into a letter agreement, which contains both binding and non-binding provisions (the “Letter of Intent”).  The Letter of Intent provides that Genesis will become a servicer for Sterling’s existing non-prime accounts receivable, which includes customer servicing and administrative activities, pursuant to a servicing agreement (the “Servicing Agreement”) with a term of five years subject to renewal for successive two year terms.
The Letter of Intent provides that the Servicing Agreement will be subject to customary representations and warranties, indemnification provisions and termination provisions for cause. The Letter of Intent also provides that, simultaneous with the execution of the Servicing Agreement, Sterling and Genesis will enter into an employee transition agreement and a sublease agreement, in each case, pursuant to agreed upon terms and conditions.
The Letter of Intent requires the parties to negotiate and execute a definitive Servicing Agreement by June 15, 2017, otherwise the Letter of Intent terminates.

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

Condensed Consolidated Income Statement
For the 13 weeks ended April 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,325.2	$78.2	$—	$1,403.4
Cost of sales	—	—	(895.4)	(16.8)	—	(912.2)
Gross margin	—	—	429.8	61.4	—	491.2
Selling, general and administrative expenses	(0.2)	—	(421.5)	(31.1)	—	(452.8)
Other operating income (loss), net	—	—	77.2	(0.3)	—	76.9
Operating (loss) income	(0.2)	—	85.5	30.0	—	115.3
Intra-entity interest income (expense)	—	4.7	(45.4)	40.7	—	—
Interest expense, net	—	(4.9)	(4.1)	(3.6)	—	(12.6)
(Loss) income before income taxes	(0.2)	(0.2)	36.0	67.1	—	102.7
Income taxes	—	—	(15.4)	(8.8)	—	(24.2)
Equity in income of subsidiaries	78.7	—	8.7	22.3	(109.7)	—
Net income (loss)	$78.5	$(0.2)	$29.3	$80.6	$(109.7)	$78.5
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$70.3	$(0.2)	$29.3	$80.6	$(109.7)	$70.3

Condensed Consolidated Income Statement
For the 13 weeks ended April 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,518.3	$60.6	$—	$1,578.9
Cost of sales	—	—	(969.1)	(9.4)	—	(978.5)
Gross margin	—	—	549.2	51.2	—	600.4
Selling, general and administrative expenses	(0.1)	—	(438.6)	(24.0)	—	(462.7)
Other operating income, net	—	—	71.6	2.7	—	74.3
Operating (loss) income	(0.1)	—	182.2	29.9	—	212.0
Intra-entity interest income (expense)	—	4.7	(46.9)	42.2	—	—
Interest expense, net	—	(4.9)	(3.7)	(3.2)	—	(11.8)
(Loss) income before income taxes	(0.1)	(0.2)	131.6	68.9	—	200.2
Income taxes	—	—	(54.2)	0.8	—	(53.4)
Equity in income of subsidiaries	146.9	—	85.2	84.3	(316.4)	—
Net income (loss)	$146.8	$(0.2)	$162.6	$154.0	$(316.4)	$146.8
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$146.8	$(0.2)	$162.6	$154.0	$(316.4)	$146.8

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended April 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$78.5	$(0.2)	$29.3	$80.6	$(109.7)	$78.5
Other comprehensive income (loss):
Foreign currency translation adjustments	0.5	—	0.5	—	(0.5)	0.5
Available-for-sale securities:
Unrealized gain	0.2	—	—	0.2	(0.2)	0.2
Cash flow hedges:
Unrealized gain	2.7	—	2.7	—	(2.7)	2.7
Reclassification adjustment for gains to net income	(1.4)	—	(1.4)	—	1.4	(1.4)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.6	—	0.6	—	(0.6)	0.6
Reclassification adjustment to net income for amortization of net prior service credits	(0.3)	—	(0.3)	—	0.3	(0.3)
Total other comprehensive income	2.3	—	2.1	0.2	(2.3)	2.3
Total comprehensive income (loss)	$80.8	$(0.2)	$31.4	$80.8	$(112.0)	$80.8

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended April 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$146.8	$(0.2)	$162.6	$154.0	$(316.4)	$146.8
Other comprehensive income (loss):
Foreign currency translation adjustments	30.8	—	32.2	(1.4)	(30.8)	30.8
Available-for-sale securities:
Unrealized gain	0.2	—	—	0.2	(0.2)	0.2
Cash flow hedges:
Unrealized gain	3.6	—	3.6	—	(3.6)	3.6
Reclassification adjustment for losses to net income	1.1	—	1.1	—	(1.1)	1.1
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.3	—	0.3	—	(0.3)	0.3
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Total other comprehensive income (loss)	35.6	—	36.8	(1.2)	(35.6)	35.6
Total comprehensive income (loss)	$182.4	$(0.2)	$199.4	$152.8	$(352.0)	$182.4

Condensed Consolidated Balance Sheet
April 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.0	$0.1	$72.9	$25.7	$—	$99.7
Accounts receivable, net	—	—	1,726.1	0.2	—	1,726.3
Intra-entity receivables, net	—	—	87.0	—	(87.0)	—
Other receivables	—	—	62.3	26.3	—	88.6
Other current assets	0.1	—	154.0	4.9	—	159.0
Income taxes	—	—	1.8	—	—	1.8
Inventories	—	—	2,362.0	70.4	—	2,432.4
Total current assets	1.1	0.1	4,466.1	127.5	(87.0)	4,507.8
Non-current assets:
Property, plant and equipment, net	—	—	825.6	4.2	—	829.8
Goodwill	—	—	512.5	3.6	—	516.1
Intangible assets, net	—	—	411.9	—	—	411.9
Investment in subsidiaries	3,200.8	—	734.5	616.8	(4,552.1)	—
Intra-entity receivables, net	—	407.8	—	3,637.5	(4,045.3)	—
Other assets	—	—	134.1	31.0	—	165.1
Deferred tax assets	—	—	0.5	0.1	—	0.6
Retirement benefit asset	—	—	33.9	—	—	33.9
Total assets	$3,201.9	$407.9	$7,119.1	$4,420.7	$(8,684.4)	$6,465.2
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$132.2	$—	$—	$131.5
Accounts payable	—	—	170.6	7.2	—	177.8
Intra-entity payables, net	16.2	—	—	70.8	(87.0)	—
Accrued expenses and other current liabilities	30.0	7.2	343.9	19.2	—	400.3
Deferred revenue	—	—	272.1	—	—	272.1
Income taxes	—	—	36.3	(2.1)	—	34.2
Total current liabilities	46.2	6.5	955.1	95.1	(87.0)	1,015.9
Non-current liabilities:
Long-term debt	—	394.5	317.1	600.0	—	1,311.6
Intra-entity payables, net	—	—	4,045.3	—	(4,045.3)	—
Other liabilities	—	—	200.9	5.3	—	206.2
Deferred revenue	—	—	658.6	—	—	658.6
Deferred tax liabilities	—	—	117.1	0.1	—	117.2
Total liabilities	46.2	401.0	6,294.1	700.5	(4,132.3)	3,309.5
Series A redeemable convertible preferred shares	612.3	—	—	—	—	612.3
Total shareholders’ equity	2,543.4	6.9	825.0	3,720.2	(4,552.1)	2,543.4
Total liabilities, preferred shares and shareholders’ equity	$3,201.9	$407.9	$7,119.1	$4,420.7	$(8,684.4)	$6,465.2

Condensed Consolidated Balance Sheet
January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$0.1	$70.3	$26.6	$—	$98.7
Accounts receivable, net	—	—	1,858.0	—	—	1,858.0
Intra-entity receivables, net	12.7	—	145.1	—	(157.8)	—
Other receivables	—	—	71.1	24.8	—	95.9
Other current assets	—	—	131.4	4.9	—	136.3
Income taxes	—	—	4.4	—	—	4.4
Inventories	—	—	2,371.8	77.5	—	2,449.3
Total current assets	14.4	0.1	4,652.1	133.8	(157.8)	4,642.6
Non-current assets:
Property, plant and equipment, net	—	—	818.5	4.4	—	822.9
Goodwill	—	—	514.0	3.6	—	517.6
Intangible assets, net	—	—	417.0	—	—	417.0
Investment in subsidiaries	3,117.6	—	721.6	590.9	(4,430.1)	—
Intra-entity receivables, net	—	402.9	—	3,647.1	(4,050.0)	—
Other assets	—	—	134.8	30.3	—	165.1
Deferred tax assets	—	—	0.6	0.1	—	0.7
Retirement benefit asset	—	—	31.9	—	—	31.9
Total assets	$3,132.0	$403.0	$7,290.5	$4,410.2	$(8,637.9)	$6,597.8
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$91.8	$—	$—	$91.1
Accounts payable	—	—	248.2	7.5	—	255.7
Intra-entity payables, net	—	—	—	157.8	(157.8)	—
Accrued expenses and other current liabilities	29.9	2.5	429.2	16.6	—	478.2
Deferred revenue	—	—	275.5	1.4	—	276.9
Income taxes	—	(0.2)	115.5	(13.5)	—	101.8
Total current liabilities	29.9	1.6	1,160.2	169.8	(157.8)	1,203.7
Non-current liabilities:
Long-term debt	—	394.3	323.6	600.0	—	1,317.9
Intra-entity payables, net	—	—	4,050.0	—	(4,050.0)	—
Other liabilities	—	—	208.7	5.0	—	213.7
Deferred revenue	—	—	659.0	—	—	659.0
Deferred tax liabilities	—	—	101.4	—	—	101.4
Total liabilities	29.9	395.9	6,502.9	774.8	(4,207.8)	3,495.7
Series A redeemable convertible preferred shares	611.9	—	—	—	—	611.9
Total shareholders’ equity	2,490.2	7.1	787.6	3,635.4	(4,430.1)	2,490.2
Total liabilities, preferred shares and shareholders’ equity	$3,132.0	$403.0	$7,290.5	$4,410.2	$(8,637.9)	$6,597.8

Condensed Consolidated Balance Sheet
April 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.6	$0.1	$87.6	$24.7	$—	$113.0
Accounts receivable, net	—	—	1,685.1	4.2	—	1,689.3
Intra-entity receivables, net	133.0	—	—	202.0	(335.0)	—
Other receivables	—	—	44.9	18.8	—	63.7
Other current assets	0.1	—	155.8	5.3	—	161.2
Income taxes	—	—	1.4	—	—	1.4
Inventories	—	—	2,433.9	78.7	—	2,512.6
Total current assets	133.7	0.1	4,408.7	333.7	(335.0)	4,541.2
Non-current assets:
Property, plant and equipment, net	—	—	720.5	5.2	—	725.7
Goodwill	—	—	516.1	3.6	—	519.7
Intangible assets, net	—	—	430.4	—	—	430.4
Investment in subsidiaries	2,985.1	—	687.4	527.2	(4,199.7)	—
Intra-entity receivables, net	—	407.5	—	3,657.5	(4,065.0)	—
Other assets	—	—	127.0	30.2	—	157.2
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	53.5	—	—	53.5
Total assets	$3,118.8	$407.6	$6,943.6	$4,557.4	$(8,599.7)	$6,427.7
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$110.8	$—	$—	$110.1
Accounts payable	—	—	248.3	7.4	—	255.7
Intra-entity payables, net	—	—	335.0	—	(335.0)	—
Accrued expenses and other current liabilities	20.6	7.1	369.0	12.8	—	409.5
Deferred revenue	—	—	261.4	—	—	261.4
Income taxes	—	—	22.6	(3.5)	—	19.1
Total current liabilities	20.6	6.4	1,347.1	16.7	(335.0)	1,055.8
Non-current liabilities:
Long-term debt	—	393.7	317.8	600.0	—	1,311.5
Intra-entity payables, net	—	—	4,065.0	—	(4,065.0)	—
Other liabilities	—	—	223.5	6.2	—	229.7
Deferred revenue	—	—	644.4	—	—	644.4
Deferred tax liabilities	—	—	88.3	(0.2)	—	88.1
Total liabilities	20.6	400.1	6,686.1	622.7	(4,400.0)	3,329.5
Series A redeemable convertible preferred shares	—	—	—	—	—	—
Total shareholders’ equity	3,098.2	7.5	257.5	3,934.7	(4,199.7)	3,098.2
Total liabilities, preferred shares and shareholders’ equity	$3,118.8	$407.6	$6,943.6	$4,557.4	$(8,599.7)	$6,427.7

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended April 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$4.9	$(20.9)	$72.8	$—	$56.8
Investing activities
Purchase of property, plant and equipment	—	—	(56.2)	—	—	(56.2)
Investment in subsidiaries	—	—	—	—	—	—
Purchase of available-for-sale securities	—	—	—	(0.7)	—	(0.7)
Proceeds from available-for-sale securities	—	—	—	0.3	—	0.3
Net cash (used in) provided by investing activities	—	—	(56.2)	(0.4)	—	(56.6)
Financing activities
Dividends paid on common shares	(17.8)	—	—	—	—	(17.8)
Dividends paid on redeemable convertible preferred shares	(11.3)	—	—	—	—	(11.3)
Intra-entity dividends paid	—	—	—	—	—	—
Proceeds from issuance of common shares	0.1	—	—	—	—	0.1
Excess tax benefit from exercise of share awards	—	—	—	—	—	—
Repayments of term loan	—	—	(4.5)	—	—	(4.5)
Proceeds from securitization facility	—	—	—	666.5	—	666.5
Repayments of securitization facility	—	—	—	(666.5)	—	(666.5)
Proceeds from revolving credit facility	—	—	128.0	—	—	128.0
Repayments of revolving credit facility	—	—	(121.0)	—	—	(121.0)
Repurchase of common shares	—	—	—	—	—	—
Net settlement of equity based awards	(1.1)	—	—	—	—	(1.1)
Capital lease payments	—	—	—	—	—	—
Proceeds from short-term borrowings	—	—	31.2	—	—	31.2
Intra-entity activity, net	29.4	(4.9)	48.9	(73.4)	—	—
Net cash provided by (used in) financing activities	(0.7)	(4.9)	82.6	(73.4)	—	3.6
Cash and cash equivalents at beginning of period	1.7	0.1	70.3	26.6	—	98.7
Increase (decrease) in cash and cash equivalents	(0.7)	—	5.5	(1.0)	—	3.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.9)	0.1	—	(2.8)
Cash and cash equivalents at end of period	$1.0	$0.1	$72.9	$25.7	$—	$99.7

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended April 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$314.6	$4.9	$240.5	$269.4	$(715.0)	$114.4
Investing activities
Purchase of property, plant and equipment	—	—	(39.3)	—	—	(39.3)
Investment in subsidiaries	(65.0)	—	—	—	65.0	—
Purchase of available-for-sale securities	—	—	—	(0.8)	—	(0.8)
Proceeds from available-for-sale securities	—	—	—	1.2	—	1.2
Net cash (used in) provided by investing activities	(65.0)	—	(39.3)	0.4	65.0	(38.9)
Financing activities
Dividends paid on common shares	(17.5)	—	—	—	—	(17.5)
Dividends paid on redeemable convertible preferred shares	—	—	—	—	—	—
Intra-entity dividends paid	—	—	(450.0)	(265.0)	715.0	—
Proceeds from issuance of common shares	0.3	—	65.0	—	(65.0)	0.3
Excess tax benefit from exercise of share awards	—	—	1.3	—	—	1.3
Repayments of term loan	—	—	(7.5)	—	—	(7.5)
Proceeds from securitization facility	—	—	—	696.5	—	696.5
Repayments of securitization facility	—	—	—	(696.5)	—	(696.5)
Proceeds from revolving credit facility	—	—	99.0	—	—	99.0
Repayments of revolving credit facility	—	—	(55.0)	—	—	(55.0)
Repurchase of common shares	(125.0)	—	—	—	—	(125.0)
Net settlement of equity based awards	(4.6)	—	—	—	—	(4.6)
Capital lease payments	—	—	(0.1)	—	—	(0.1)
Proceeds from short-term borrowings	—	—	6.0	—	—	6.0
Intra-entity activity, net	(104.1)	(4.9)	122.8	(13.8)	—	—
Net cash provided by (used in) financing activities	(250.9)	(4.9)	(218.5)	(278.8)	650.0	(103.1)
Cash and cash equivalents at beginning of period	1.9	0.1	102.0	33.7	—	137.7
Increase (decrease) in cash and cash equivalents	(1.3)	—	(17.3)	(9.0)	—	(27.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.9	—	—	2.9
Cash and cash equivalents at end of period	$0.6	$0.1	$87.6	$24.7	$—	$113.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to Signet’s expectations, including timing, regarding the anticipated closings of the various credit portfolio transactions, statements about the benefits of the credit portfolio sales including future financial and operating results, Signet’s or the other parties’ ability to satisfy the requirements for consummation of the agreements relating to the credit portfolio transactions, including due to regulatory or legal impediments, the effect of regulatory conditions on the credit purchase agreements and credit program agreements, general economic conditions, regulatory changes following the United Kingdom’s announcement to exit from the European Union, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet’s credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, the development and maintenance of Signet’s omni-channel retailing, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
For a discussion of these risks and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” section of Signet’s Fiscal 2017 Annual Report on Form 10-K filed with the SEC on March 16, 2017 and Part II, Item 1A of this Form 10-Q. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
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
The Company, with 3,665 stores and kiosks at April 29, 2017, manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment. It operated 1,590 stores in all 50 states at April 29, 2017. Its stores operate nationally in malls and off-mall locations principally as Kay Jewelers (“Kay”), including Kay Jewelers Outlet and Jared The Galleria Of Jewelry (“Jared”), including Jared Vault. The division also operates a variety of mall-based regional brands.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 948 jewelry stores at April 29, 2017, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 states, and the Canada store brand Peoples Jewellers, which operates in nine provinces. The division also operates the Gordon’s Jewelers and Mappins Jewellers regional brands.

◦	Piercing Pagoda, which operated 617 mall-based kiosks at April 29, 2017, is located in shopping malls in the US and Puerto Rico.

•
The UK Jewelry division is one reportable segment. It operated 510 stores at April 29, 2017. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment “Other” for financial reporting purposes. The Company’s diamond sourcing function includes its diamond polishing factory in Botswana. See Note 3 of Item 1 for additional information regarding the Company’s reportable segments.

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

(in millions, except per share amounts)	13 weeks ended		Change %	Impact of exchange rate movement	13 weeks ended April 30, 2016 at constant exchange rates (non-GAAP)	Change % from 13 weeks ended April 30, 2016 at constant exchange rates (non-GAAP)
Sales by segments:	April 29, 2017	April 30, 2016
Sterling Jewelers	$871.0	$980.4	(11.2)%	$—	$980.4	(11.2)%
Zale Jewelry	333.7	381.4	(12.5)%	0.3	381.7	(12.6)%
Piercing Pagoda	69.7	69.0	1.0%	—	69.0	1.0%
UK Jewelry	122.5	144.0	(14.9)%	(18.0)	126.0	(2.8)%
Other	6.5	4.1	58.5%	—	4.1	58.5%
Total sales	1,403.4	1,578.9	(11.1)%	(17.7)	1,561.2	(10.1)%
Cost of sales	(912.2)	(978.5)	6.8%	13.1	(965.4)	5.5%
Gross margin	491.2	600.4	(18.2)%	(4.6)	595.8	(17.6)%
Selling, general and administrative expenses	(452.8)	(462.7)	2.1%	4.6	(458.1)	1.2%
Other operating income, net	76.9	74.3	3.5%	—	74.3	3.5%
Operating income by segment:
Sterling Jewelers	129.5	198.3	(34.7)%	—	198.3	(34.7)%
Zale Jewelry	2.1	18.3	(88.5)%	0.1	18.4	(88.6)%
Piercing Pagoda	3.2	7.8	(59.0)%	—	7.8	(59.0)%
UK Jewelry	(2.5)	1.3	nm	(0.1)	1.2	nm
Other	(17.0)	(13.7)	(24.1)%	—	(13.7)	(24.1)%
Total operating income	115.3	212.0	(45.6)%	—	212.0	(45.6)%
Interest expense, net	(12.6)	(11.8)	(6.8)%
Income before income taxes	102.7	200.2	(48.7)%
Income taxes	(24.2)	(53.4)	54.7%
Net income	$78.5	$146.8	(46.5)%
Dividends on redeemable convertible preferred shares	(8.2)	—	nm
Net income attributable to common shareholders	$70.3	$146.8	(52.1)%
Basic earnings per share	$1.03	$1.87	(44.9)%
Diluted earnings per share	$1.03	$1.87	(44.9)%

nm	Not meaningful.

2. Net cash (debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Cash and cash equivalents	$99.7	$98.7	$113.0
Loans and overdrafts	(131.5)	(91.1)	(110.1)
Long-term debt	(1,311.6)	(1,317.9)	(1,311.5)
Net debt	$(1,343.4)	$(1,310.3)	$(1,308.6)
3. Free cash flow
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

	13 weeks ended
(in millions)	April 29, 2017	April 30, 2016
Net cash provided by operating activities	$56.8	$114.4
Purchase of property, plant and equipment	(56.2)	(39.3)
Free cash flow	$0.6	$75.1

4.	Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)
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

	13 weeks ended
(in millions)	April 29, 2017	April 30, 2016
Operating income	$115.3	$212.0
Depreciation and amortization	50.0	45.6
Amortization of unfavorable leases and contracts	(4.6)	(4.9)
EBITDA	$160.7	$252.7

RESULTS OF OPERATIONS SUMMARY
The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2017 Annual Report on Form 10-K.
First Quarter Summary

•	Same store sales: declined 11.5%, including 330 basis points unfavorable impact attributable to the later timing of Mother's Day holiday.

•	Total sales: $1,403.4 million, declined 11.1%. Total sales at constant exchange rates(1) declined 10.1%.

•	Operating income: $115.3 million, down $96.7 million or 45.6%.

•	Operating margin: down 520 basis points to 8.2%.

•	Diluted earnings per share: $1.03, declined $0.84 or 44.9%, with $0.17 of decline attributable to later timing of Mother's Day holiday.

(1)	Non-GAAP measure.

	First Quarter
	Fiscal 2018		Fiscal 2017
(in millions)	$	% of sales	$	% of sales
Sales	$1,403.4	100.0%	$1,578.9	100.0%
Cost of sales	(912.2)	(65.0)	(978.5)	(62.0)
Gross margin	491.2	35.0	600.4	38.0
Selling, general and administrative expenses	(452.8)	(32.3)	(462.7)	(29.3)
Other operating income, net	76.9	5.5	74.3	4.7
Operating income	115.3	8.2	212.0	13.4
Interest expense, net	(12.6)	(0.9)	(11.8)	(0.7)
Income before income taxes	102.7	7.3	200.2	12.7
Income taxes	(24.2)	(1.7)	(53.4)	(3.4)
Net income	$78.5	5.6%	$146.8	9.3%
Dividends on redeemable convertible preferred shares	(8.2)	nm	—	—
Net income attributable to common shareholders	$70.3	5.0%	$146.8	9.3%

nm	Not meaningful.
First quarter sales
In the first quarter, Signet’s same store sales decreased 11.5%, compared to an increase of 2.4% in the prior year, and total sales decreased 11.1% to $1,403.4 million compared to $1,578.9 million in the prior year. Key to understanding the result of Signet’s first quarter performance are the results of the selling period leading up to Valentine’s Day in the US (which accounts for approximately 30% of the Company’s first quarter sales), as well as the calendar shift of Mother’s Day in the US, which resulted in the move of a key promotional event into the second quarter in the current year. Valentine’s Day volume was soft due to declines in mall and off-mall retail traffic, as well as noteworthy consumer discretionary income constraints associated with delays in income tax refunds being issued in latter part of February. This resulted in lost demand during one of our key gift-giving holidays. Additionally, the shift of Mother’s Day is estimated at $51 million or approximately 330 basis points for Signet and 360 basis points for North America.
Total sales at constant exchange rates decreased 10.1%. Merchandise categories and collections were broadly lower, with diamond fashion jewelry such as bracelets, earrings and necklaces performing well relative to the overall merchandise portfolio. eCommerce and Piercing Pagoda total sales increased year-over-year. The number of transactions decreased across all divisions due to declining mall traffic.
eCommerce sales in the first quarter were $81.0 million, up $0.9 million or 1.1%, compared to $80.1 million in the prior year first quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Year to date Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(12.8)%	1.6%	(11.2)%	—%	(11.2)%	$871.0
Zale Jewelry	(12.7)%	0.1%	(12.6)%	0.1%	(12.5)%	$333.7
Piercing Pagoda	(1.3)%	2.3%	1.0%	—%	1.0%	$69.7
Zale division	(10.9)%	0.4%	(10.5)%	0.1%	(10.4)%	$403.4
UK Jewelry division	(3.5)%	0.7%	(2.8)%	(12.1)%	(14.9)%	$122.5
Other(4)					58.5%	$6.5
Signet	(11.5)%	1.4%	(10.1)%	(1.0)%	(11.1)%	$1,403.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

(4)	Includes sales from Signet’s diamond sourcing initiative.
Sterling Jewelers sales
In the first quarter, the Sterling Jewelers division’s total sales were $871.0 million compared to $980.4 million in the prior year, down 11.2%. Same store sales decreased 12.8% compared to an increase of 2.3% in the prior year. First quarter sales were adversely impacted by approximately 410 basis points due to the Mother’s Day calendar shift. Sterling Jewelers division sales decrease was driven by a broad-based decline in all merchandise categories, with higher-priced bridal jewelry performing better relative to lower-priced bridal. eCommerce sales increased, and off-mall sales performed better than the division as a whole. Sterling Jewelers’ average merchandise transaction value (“ATV”) increased 3.7%, while the number of transactions decreased 16.6%. These results were driven by increased sales of higher-priced bridal and diamond fashion collections, such as Vera Wang, Chosen and Ever Us, as well as sales declines in relatively lower-priced, higher transaction collections including Charmed Memories.

	Change from previous year
First Quarter of 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	(13.5)%	2.7%	(10.8)%	$565.8
Jared(3)	(10.3)%	1.4%	(8.9)%	$273.4
Regional brands	(21.4)%	(9.0)%	(30.4)%	$31.8
Sterling Jewelers division	(12.8)%	1.6%	(11.2)%	$871.0

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First Quarter	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Kay	$464	$452	2.7%	10.0%	(16.1)%	(6.7)%
Jared	$593	$559	6.1%	(3.0)%	(16.2)%	(1.3)%
Regional brands	$479	$450	6.4%	7.7%	(26.5)%	(11.8)%
Sterling Jewelers division	$499	$481	3.7%	5.7%	(16.6)%	(5.6)%
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

Zale sales
In the first quarter, the Zale division’s total sales decreased 10.4% to $403.4 million compared to $450.4 million in the prior year and decreased 10.5% at constant exchange rates. Same store sales decreased 10.9% in the current year compared to an increase of 2.5% in the prior year. First quarter sales were adversely impacted by approximately 260 basis points due to the Mother’s Day calendar shift.
Zale Jewelry’s same store sales decreased 12.7% compared to an increase of 2.0% in the prior year primarily driven by a broad-based decline in all merchandise categories, with higher-priced bridal and diamond jewelry collections performing better relative to lower-priced merchandise. Zale Jewelry ATV increased 2.9% principally due to the performance of bridal and diamond jewelry collections, including Vera Wang, Ever Us and LeVian. Sales declines in relatively lower-priced, higher transaction merchandise including beads contributed to the ATV increase, while also driving the 16.9% decrease in transactions. Piercing Pagoda’s same store sales decreased 1.3% compared to an increase of 5.6% in the prior year. Piericing Pagoda ATV increased 6.9% and the number of transactions decreased 8.2% principally due to higher sales of gold chains, children’s and religious jewelry, offset by a decrease in sales of lower price point white metals and body jewelry.

	Change from previous year
First Quarter of 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	(13.4)%	1.6%	(11.8)%	—%	(11.8)%	$276.3
Gordon’s	(25.2)%	(17.4)%	(42.6)%	—%	(42.6)%	$9.7
Zale US Jewelry	(13.8)%	0.5%	(13.3)%	—%	(13.3)%	$286.0
Peoples	(4.1)%	(0.6)%	(4.7)%	0.7%	(4.0)%	$42.9
Mappins	(14.3)%	(14.1)%	(28.4)%	—%	(28.4)%	$4.8
Zale Canada Jewelry	(5.2)%	(2.5)%	(7.7)%	0.5%	(7.2)%	$47.7
Total Zale Jewelry	(12.7)%	0.1%	(12.6)%	0.1%	(12.5)%	$333.7
Piercing Pagoda	(1.3)%	2.3%	1.0%	—%	1.0%	$69.7
Zale division	(10.9)%	0.4%	(10.5)%	0.1%	(10.4)%	$403.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
First Quarter	Fiscal 2018		Fiscal 2017		Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Zales		$484		$474	2.1%	4.6%	(17.1)%	(1.2)%
Gordon’s		$476		$445	7.0%	2.8%	(28.5)%	(11.4)%
Peoples(3)	C$	454	C$	421	7.8%	10.4%	(13.5)%	(9.7)%
Mappins(3)	C$	389	C$	372	4.6%	6.3%	(17.6)%	(8.4)%
Total Zale Jewelry		$455		$442	2.9%	5.8%	(16.9)%	(3.7)%
Piercing Pagoda		$62		$58	6.9%	13.7%	(8.2)%	(6.9)%
Zale division		$211		$213	(0.9)%	8.7%	(11.7)%	(5.5)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

(3)	Amounts for Zale Canada Jewelry stores are denominated in Canadian dollars.
UK Jewelry sales
In the first quarter, the UK Jewelry division’s total sales decreased 14.9% to $122.5 million compared to $144.0 million in the prior year and decreased 2.8% at constant exchange rates. Same store sales decreased 3.5% compared to an increase of 3.4% in the prior year. The decreases in same store sales and total sales at constant exchange rates were due primarily to lower sales of jewelry offset by higher sales of watches. In the UK Jewelry division, the ATV increased 12.4% due to strong sales of prestige watches and higher-priced diamond jewelry collections performing better than lower-priced collections, while the number of transactions decreased 14.4% primarily due to overall lower sales of jewelry.

	Change from previous year
First Quarter of 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(5.6)%	1.5%	(4.1)%	(12.0)%	(16.1)%	$60.6
Ernest Jones	(1.5)%	0.1%	(1.4)%	(12.4)%	(13.8)%	$61.9
UK Jewelry division	(3.5)%	0.7%	(2.8)%	(12.1)%	(14.9)%	$122.5

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First Quarter	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
H.Samuel	£83	£76	9.2%	2.7%	(14.1)%	0.2%
Ernest Jones	£347	£297	16.8%	10.4%	(15.5)%	(5.2)%
UK Jewelry division	£136	£121	12.4%	4.3%	(14.4)%	(1.0)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

Cost of sales and gross margin
In the first quarter, gross margin was $491.2 million or 35.0% of sales compared to $600.4 million or 38.0% of sales in the prior year comparable period. The declines in gross margin dollars and rate were driven principally by lower sales leading to deleverage on fixed costs, including store occupancy, partially offset by higher gross merchandise margins in the Sterling Jewelers and Zale divisions.

•
The Sterling Jewelers division gross margin dollars decreased $78.9 million. The gross margin rate declined 390 basis points due primarily to lower sales, which deleveraged fixed costs such as store occupancy, as well as higher bad debt expense. This was partially offset by a higher gross merchandise margin rate.

•
The Zale division gross margin dollars decreased $20.1 million. The gross margin rate declined 80 basis points due primarily to lower sales, which deleveraged fixed costs such as store occupancy, offset in part by a higher gross merchandise margin rate.

•
Gross margin dollars in the UK Jewelry division decreased $9.5 million. The gross margin rate declined 310 basis points driven principally by lower sales, which deleveraged fixed costs such as store occupancy and lower gross merchandise margin rate.

Selling, general and administrative expenses (“SGA”)
In the first quarter, SGA was $452.8 million or 32.3% of sales compared to $462.7 million or 29.3% of sales in prior year comparable period. The decrease in dollars was primarily attributable to lower variable compensation due to lower sales and lower advertising expense offset in part by higher information technology (“I/T”) expense associated with Signet’s I/T modernization roadmap, including omni-channel. The SGA rate declined 300 basis points primarily due to deleverage on fixed costs such as as store and support center expenses. Additionally, the first quarter of Fiscal 2018 was unfavorably impacted by approximately $3 million of expenses incurred related to the strategic credit review and media management costs in connection with the gender discrimination publicity.
Other operating income, net
Other operating income, net in the first quarter was $76.9 million or 5.5% of sales compared to $74.3 million or 4.7% of sales in the prior year period. The year-over-year increase was primarily due to higher interest income earned from higher outstanding receivable balances. However, the rate of increase was tempered by a higher mix of reduced rate plans.
Operating income
In the first quarter, operating income was $115.3 million or 8.2% of sales compared to $212.0 million or 13.4% of sales in the prior year. Signet’s operating income consisted of the following components:

	Year to date
	Fiscal 2018		Fiscal 2017
(in millions)	$	% of divisional sales	$	% of divisional sales
Sterling Jewelers division	$129.5	14.9%	$198.3	20.2%
Zale division(1)	5.3	1.3%	26.1	5.8%
UK Jewelry division	(2.5)	nm	1.3	0.9%
Other	(17.0)	nm	(13.7)	nm
Operating income	$115.3	8.2%	$212.0	13.4%

(1)
In the first quarter of Fiscal 2018, the Zale division operating income of $5.3 million included operating income of $2.1 million from Zale Jewelry and $3.2 million from Piercing Pagoda. In the first quarter of Fiscal 2017, the Zale division operating income of $26.1 million included operating income of $18.3 million from Zale Jewelry and $7.8 million from Piercing Pagoda.

nm	Not meaningful.
Interest expense, net
In the first quarter, net interest expense was $12.6 million compared to $11.8 million in the prior year. The weighted average interest rate for the Company’s debt outstanding in the current year was 3.1% compared to 2.8% in the prior year comparable period.
Income before income taxes
For the first quarter, income before income taxes decreased $97.5 million to $102.7 million or 7.3% of sales compared to income of $200.2 million or 12.7% of sales in the prior year.
Income taxes
In the first quarter, income tax expense was $24.2 million, an effective tax rate (“ETR”) of 23.6%, compared to income tax expense of $53.4 million, an ETR of 26.7% in the prior year first quarter. The ETR is driven by the anticipated annual mix of pre-tax income by jurisdiction. During the first quarter of Fiscal 2018, the Company recognized incremental tax expense for a discrete item related to the tax shortfall associated with share awards vesting subsequent to the adoption of the new share-based compensation accounting guidance in ASC 2016-09.
The Company expects the full year ETR for Fiscal 2018 to be 24% to 25% compared to 23.9% for Fiscal 2017. The estimated effective tax rate continues to benefit from global reinsurance and financing arrangements, including certain intra-entity debt agreements which mature on various dates between fiscal year 2022 and 2027.
Net income
For the first quarter, net income was $78.5 million or 5.6% of sales compared to $146.8 million or 9.3% of sales in the prior year.
Earnings per share (“EPS”)
For the first quarter, diluted EPS were $1.03 compared to $1.87 in the prior year. The weighted average diluted number of common shares outstanding was 68.2 million compared to 78.7 million in the prior year. The reduction in weighted average diluted number of common shares outstanding was driven by the Company’s share repurchases since April 30, 2016, as well as the preferred shares being anti-dilutive for the first quarter of Fiscal 2018 as described below.
As discussed in Notes 4 and 6 of Item 1, the Company issued preferred shares on October 5, 2016 which include a cumulative dividend right and may be converted into common shares. The Company’s computation of diluted EPS includes the effect of potential common shares for outstanding awards issued under the Company’s share-based compensation plans and preferred shares upon conversion, if dilutive. In computing diluted EPS, the Company also adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the preferred shares. For the first quarter of Fiscal 2018, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive.
Dividends per share
In the first quarter, dividends of $0.31 per common share were declared by the Board of Directors compared to $0.26 in the prior year comparable period.
In the first quarter, dividends of $12.50 per preferred share were declared by the Board of Directors. No dividends on preferred shares were declared in the prior year comparable period as the preferred shares were issued in October 2016.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the first quarter of Fiscal 2018 and Fiscal 2017:

	13 weeks ended
(in millions)	April 29, 2017	April 30, 2016
Net cash provided by operating activities	$56.8	$114.4
Net cash used in investing activities	(56.6)	(38.9)
Net cash provided by (used in) financing activities	3.6	(103.1)
Increase (decrease) in cash and cash equivalents	3.8	(27.6)

Cash and cash equivalents at beginning of period	98.7	137.7
Increase (decrease) in cash and cash equivalents	3.8	(27.6)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	2.9
Cash and cash equivalents at end of period	$99.7	$113.0
Operating activities
Net cash provided by operating activities was $56.8 million compared to $114.4 million in the prior year comparable period.

•	Net income decreased by $68.3 million to $78.5 million from $146.8 million.

•	Depreciation and amortization increased $4.4 million to $50.0 million from $45.6 million in the prior year comparable period, principally due to investments in IT.

•
Cash provided by accounts receivable was $132.0 million as compared to $67.4 million in the prior year comparable period. In the Sterling Jewelers division, credit participation was 60.7% and the average monthly collection rate was 11.4% compared to 61.7% and 12.3%, respectively, in the prior year comparable period. The decline in the collection rate is due principally to credit plan mix, including recent programs with extended payment terms and reduced interest rates. Net charge-offs as a percentage of gross accounts receivable increased by approximately 30 basis points to 2.9% due to prior year cohort mix shift impacts reaching charge-off thresholds in the current period.

Below is a summary of key customer financing statistics related to the Sterling Jewelers customer in-house finance receivables:

	13 weeks ended
	April 29, 2017	April 30, 2016
Total sales (millions)	$871.0	$980.4
Credit sales (millions)	$528.9	$605.1
Credit sales as % of total Sterling Jewelers sales(2)	60.7%	61.7%
Net bad debt expense (millions)(3)	$42.6	$33.6
Opening receivables (millions)	$1,952.0	$1,855.9
Closing receivables (millions)	$1,810.7	$1,771.1
Number of active credit accounts at period end(4)	1,271,344	1,314,357
Average outstanding account balance at period end	$1,433	$1,339
Average monthly collection rate	11.4%	12.3%
Ending bad debt allowance as a % of ending accounts receivable(1)	7.0%	6.6%
Net charge-offs as a % of average gross accounts receivable(1)(5)	2.9%	2.6%
Non performing receivables as a % of ending accounts receivable(1)	4.0%	3.6%

Credit portfolio impact:
Net bad debt expense (millions)(3)	$(42.6)	$(33.6)
Late charge income (millions)	$7.7	$8.2
Interest income from in-house customer finance programs (millions)(6)	$73.9	$72.8
	$39.0	$47.4
(1)    See Note 9 of Item 1 for additional information.
(2)    Including any deposits taken at the time of sale.
(3)    Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(4)    The number of active accounts is based on credit cycle end date closest to the fiscal period end date.

(5)
Calculation reflects charge-offs incurred during 13 week periods ended April 29, 2017 and April 30, 2016, respectively. Net charge-offs calculated as gross charge-offs less recoveries. See Note 9 of Item 1 for additional information.

(6)    Primary component of other operating income, net, on the condensed consolidated income statement.

•
Cash provided by inventory and inventory-related items was $17.7 million compared to cash used of $34.8 million in the prior year comparable period. Total inventory as of April 29, 2017 was $2,432.4 million compared to the prior year comparable quarter balance of $2,512.6 million. The decrease in inventory balances from prior year is attributed to sound inventory management and the effect of foreign exchange, offset in part by the expansion of branded merchandise to support merchandising initiatives and new stores.

•	Cash used for accounts payable was $74.0 million compared to $12.4 million in the prior year comparable period primarily driven by timing of payments made in connection with inventory purchases.

•
Cash used for accrued expenses and other liabilities was $77.7 million compared to $90.8 million in the prior year comparable period primarily driven by timing of payments associated with payroll-related items including incentive compensation and other taxes.

Investing activities
Net cash used in investing activities in the 13 weeks ended April 29, 2017 was $56.6 million consisting primarily of capital additions associated with new store locations and remodels of existing stores, as well as capital investments in IT. Net cash used in investing activities in the 13 weeks ended April 30, 2016 was $38.9 million, consisting primarily of capital additions associated with new store locations and remodels of existing stores, as well as continued capital investment in information technology.

Stores opened and closed in the 13 weeks ended April 29, 2017:

	January 28, 2017		Openings	Closures	April 29, 2017
Store count:
Kay	1,192		13	(2)	1,203
Jared	275		—	(1)	274
Regional brands	121		—	(8)	113
Sterling Jewelers division	1,588	(1)	13	(11)	1,590

Zales	751		7	(12)	746
Peoples	143		—	(5)	138
Regional brands	76		—	(12)	64
Total Zale Jewelry	970		7	(29)	948
Piercing Pagoda	616		4	(3)	617
Zale division	1,586	(1)	11	(32)	1,565

H.Samuel	304		2	—	306
Ernest Jones	204		—	—	204
UK Jewelry division	508	(1)	2	—	510

Signet	3,682		26	(43)	3,665

(1)	The annual net change in selling square footage for Fiscal 2017 for the Sterling Jewelers division, Zale division and UK Jewelry division was 4.3%, (0.2)%, and 1.0%, respectively.
Planned store count changes for the remainder of Fiscal 2018:
During Fiscal 2018, Signet plans to close 165 to 170 stores in Fiscal 2018 and open 90 to 115 stores for a net selling square footage change of flat to a decline of 1%. Store closures are primarily focused on mall-based regional brands not meeting Signet's financial return expectations. Store openings will be primarily Kay off-mall.
Financing activities
Net cash provided by financing activities in the 13 weeks ended April 29, 2017 was $3.6 million, comprised primarily of $38.2 million of proceeds from short-term borrowings and the revolving credit facility, offset in part by $4.5 million of principal payments on the term loan, as well as $17.8 million and $11.3 million for dividend payments to common and preferred shareholders, respectively. Net cash used in financing activities in the 13 weeks ended April 30, 2016 was $103.1 million, comprised primarily of $125.0 million for the repurchase of Signet’s common shares and $17.5 million for dividend payments, offset by $44.0 million of proceeds drawn on the revolving credit facility. Details of the major items within financing activities are discussed below:
Share repurchases
The Company’s share repurchase activity was as follows:

		13 weeks ended April 29, 2017			13 weeks ended April 30, 2016
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	—	$—	$—	—	$—	$—
2013 Program(2)	$350.0	n/a	n/a	n/a	1.1	$125.0	$111.45
Total		—	$—	$—	1.1	$125.0	$111.45

(1)	The 2016 Program had $510.6 million remaining as of April 29, 2017.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.

Dividends on common shares

	Fiscal 2018			Fiscal 2017
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.31	$21.3	(1)	$0.26	$20.4	(1)

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of April 29, 2017 and April 30, 2016, $21.3 million and $20.4 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared on common shares for the first quarter of Fiscal 2018 and Fiscal 2017, respectively.

In addition, on May 25, 2017, Signet’s Board declared a quarterly dividend of $0.31 per share on its common shares. This dividend will be payable on August 30, 2017 to shareholders of record on July 28, 2017, with an ex-dividend date of July 26, 2017.
Dividends on preferred shares
During the 13 weeks ended April 29, 2017, dividends on preferred shares totaling $7.8 million were declared and accrued for by the Company. This dividend is payable to preferred shareholders on May 15, 2017. This amount, along with the $0.4 million deemed dividend for the accretion of issuance costs associated with the preferred shares, reduced net income attributable to common shareholders during the first quarter of Fiscal 2018. There were no cumulative undeclared dividends on the preferred shares as of April 29, 2017.
Proceeds from issuance of Common Shares
During the 13 weeks ended April 29, 2017, $0.1 million was received for the exercise of share options pursuant to Signet’s equity compensation programs compared to $0.3 million in the 13 weeks ended April 30, 2016.
Movement in cash and indebtedness
Cash and cash equivalents at April 29, 2017 were $99.7 million compared to $113.0 million as of April 30, 2016. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At April 29, 2017, Signet had $1,451.3 million of outstanding debt, comprised of $398.8 million of senior unsecured notes, $600.0 million on an asset-backed securitization facility, $344.1 million on a term loan facility, $63.0 million on a revolving credit facility and $45.4 million of bank overdrafts. During the 13 weeks ended April 29, 2017, the Company made $4.5 million in principal payments on the term loan.
At April 30, 2016, Signet had $1,430.6 million of outstanding debt, comprised of $398.6 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility, $357.5 million on a term loan facility, $44.0 million on the revolving credit facility and $30.5 million of bank overdrafts and capital lease obligations. During the 13 weeks ending April 30, 2016, $7.5 million in principal payments were made on the term loan.
The Company had stand-by letters of credit outstanding of $15.3 million and $23.8 million as of April 29, 2017 and April 30, 2016, respectively, that reduce remaining availability under the revolving credit facility.
Net debt was $1,343.4 million as of April 29, 2017 compared to $1,308.6 million as of April 30, 2016; see non-GAAP measures discussed above.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of April 29, 2017 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 28, 2017, filed with the SEC on March 16, 2017.

SEASONALITY
Signet’s sales are seasonal, with the first quarter slightly exceeding 20% of annual sales, the second and third quarters each approximating 20% and the fourth quarter accounting for almost 40% of annual sales, with December being by far the most important month of the year. The “Holiday Season” consists of results for the months of November and December. As a result, approximately 45% to 55% of Signet’s annual operating income normally occurs in the fourth quarter, comprised of nearly all of the UK Jewelry and Zale divisions’ annual operating income and approximately 40% to 45% of the Sterling Jewelers division’s annual operating income.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, indefinite-lived intangible assets, as well as depreciation and amortization of long-lived assets. Management bases the estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC on March 16, 2017.

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
Signet’s market risk profile as of April 29, 2017 has not materially changed since January 28, 2017. The market risk profile as of January 28, 2017 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 16, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 29, 2017.
Changes in internal control over financial reporting
During the first quarter of Fiscal 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 19 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2017 Annual Report on Form 10-K, filed with the SEC on March 16, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the first quarter of Fiscal 2018:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 29, 2017 to February 25, 2017	—	$—	—	$510,586,584
February 26, 2017 to March 25, 2017	—	$—	—	$510,586,584
March 26, 2017 to April 29, 2017	10,004	$69.13	—	$510,586,584
Total	10,004	$69.13	—	$510,586,584

(1)
Includes 10,004 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
In February 2016 and August 2016, the Board of Directors authorized the repurchase of Signet's common shares up to $750.0 million and $625.0 million, respectively, for a combined total of $1,375.0 million (the “2016 Program”). The 2016 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

10.1	Consent Decree (incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 2017).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Signet Jewelers Limited

Date:	June 1, 2017	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)