Form 10-Q
period 2017-07-29
SIGNET JEWELERS LTD
filed 2017-08-29
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 29, 2017 or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Stock, $0.18 par value, 60,460,721 shares as of August 25, 2017

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	Notes
Sales	$1,399.6	$1,373.4	$2,803.0	$2,952.3	4
Cost of sales	(941.7)	(908.5)	(1,853.9)	(1,887.0)
Gross margin	457.9	464.9	949.1	1,065.3
Selling, general and administrative expenses	(409.0)	(415.7)	(861.8)	(878.4)
Credit transaction, net	14.8	—	14.8	—	3
Other operating income, net	71.9	70.7	148.8	145.0
Operating income	135.6	119.9	250.9	331.9	4
Interest expense, net	(13.5)	(11.9)	(26.1)	(23.7)
Income before income taxes	122.1	108.0	224.8	308.2
Income taxes	(28.7)	(26.1)	(52.9)	(79.5)	9
Net income	$93.4	$81.9	$171.9	$228.7
Dividends on redeemable convertible preferred shares	(8.2)	—	(16.4)	—	6
Net income attributable to common shareholders	$85.2	$81.9	$155.5	$228.7

Earnings per common share:
Basic	$1.34	$1.06	$2.36	$2.94	7
Diluted	$1.33	$1.06	$2.36	$2.94	7
Weighted average common shares outstanding:
Basic	63.8	77.1	65.9	77.8	7
Diluted	70.5	77.2	66.0	77.9	7

Dividends declared per common share	$0.31	$0.26	$0.62	$0.52	6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	July 29, 2017			July 30, 2016
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$93.4			$81.9
Other comprehensive income (loss):
Foreign currency translation adjustments	$24.6	$—	24.6	$(39.9)	$—	(39.9)
Available-for-sale securities:
Unrealized gain	0.5	(0.2)	0.3	0.3	(0.1)	0.2
Cash flow hedges:
Unrealized gain	(1.3)	0.4	(0.9)	3.4	(0.7)	2.7
Reclassification adjustment for (gains) losses to net income	(1.4)	0.3	(1.1)	1.0	(0.4)	0.6
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.8	(0.2)	0.6	0.4	(0.1)	0.3
Reclassification adjustment to net income for amortization of net prior service credits	(0.5)	0.1	(0.4)	(0.5)	0.1	(0.4)
Total other comprehensive income (loss)	$22.7	$0.4	$23.1	$(35.3)	$(1.2)	$(36.5)
Total comprehensive income			$116.5			$45.4

	26 weeks ended
	July 29, 2017			July 30, 2016
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$171.9			$228.7
Other comprehensive income (loss):
Foreign currency translation adjustments	$25.1	$—	25.1	$(9.1)	$—	(9.1)
Available-for-sale securities:
Unrealized gain	0.8	(0.3)	0.5	0.7	(0.3)	0.4
Cash flow hedges:
Unrealized gain	3.2	(1.4)	1.8	9.3	(3.0)	6.3
Reclassification adjustment for (gains) losses to net income	(3.3)	0.8	(2.5)	2.6	(0.9)	1.7
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	1.5	(0.3)	1.2	0.8	(0.2)	0.6
Reclassification adjustment to net income for amortization of net prior service credits	(0.9)	0.2	(0.7)	(1.0)	0.2	(0.8)
Total other comprehensive income (loss)	$26.4	$(1.0)	$25.4	$3.3	$(4.2)	$(0.9)
Total comprehensive income			$197.3			$227.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	July 29, 2017	January 28, 2017	July 30, 2016	Notes
Assets
Current assets:
Cash and cash equivalents	$119.1	$98.7	$118.7
Accounts receivable, held for sale	1,055.6	—	—	3
Accounts receivable, net	664.5	1,858.0	1,650.6	10
Other receivables	91.2	95.9	66.9
Other current assets	128.5	136.3	152.0
Income taxes	1.8	4.4	1.4
Inventories	2,282.1	2,449.3	2,418.3	11
Total current assets	4,342.8	4,642.6	4,407.9
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,131.4, $1,049.4 and $1,003.1, respectively	836.6	822.9	739.5
Goodwill	519.9	517.6	518.1	12
Intangible assets, net	413.9	417.0	424.7	12
Other assets	165.1	165.1	158.0	13
Deferred tax assets	—	0.7	—
Retirement benefit asset	35.5	31.9	49.8
Total assets	$6,313.8	$6,597.8	$6,298.0
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$939.4	$91.1	$238.6	16
Accounts payable	148.2	255.7	195.1
Accrued expenses and other current liabilities	426.6	478.2	417.6
Deferred revenue	262.3	276.9	254.5	17
Income taxes	33.5	101.8	38.3
Total current liabilities	1,810.0	1,203.7	1,144.1
Non-current liabilities:
Long-term debt	705.3	1,317.9	1,330.5	16
Other liabilities	247.1	213.7	223.8
Deferred revenue	658.8	659.0	639.9	17
Deferred tax liabilities	103.3	101.4	79.8
Total liabilities	3,524.5	3,495.7	3,418.1
Commitments and contingencies				20
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (January 28, 2017: 0.625 shares outstanding)	612.7	611.9	—	5
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 60.3 shares outstanding (January 28, 2017: 68.3 outstanding; July 30, 2016: 75.6 outstanding)	15.7	15.7	15.7
Additional paid-in capital	282.2	280.7	281.2
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 26.9 shares (January 28, 2017: 18.9 shares; July 30, 2016: 11.6 shares)	(1,949.7)	(1,494.8)	(869.7)	6
Retained earnings	4,110.3	3,995.9	3,727.3
Accumulated other comprehensive loss	(282.3)	(307.7)	(275.0)	8
Total shareholders’ equity	2,176.6	2,490.2	2,879.9
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,313.8	$6,597.8	$6,298.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(in millions)	July 29, 2017	July 30, 2016
Cash flows from operating activities
Net income	$171.9	$228.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.4	91.8
Amortization of unfavorable leases and contracts	(8.6)	(9.9)
Pension benefit	—	(0.9)
Share-based compensation	6.7	8.8
Deferred taxation	2.6	7.3
Excess tax benefit from exercise of share awards	—	(1.3)
Credit transaction, net	(20.7)	—
Amortization of debt discount and issuance costs	1.1	1.6
Other non-cash movements	0.6	0.3
Changes in operating assets and liabilities:
Decrease in accounts receivable	159.1	105.1
Decrease in other receivables and other assets	6.3	15.4
Decrease in other current assets	9.3	4.3
Decrease in inventories	180.0	33.8
Decrease in accounts payable	(104.4)	(71.7)
Decrease in accrued expenses and other liabilities	(6.4)	(75.5)
(Decrease) increase in deferred revenue	(17.1)	2.7
Decrease in income taxes payable	(67.4)	(29.7)
Pension plan contributions	(1.6)	(1.6)
Net cash provided by operating activities	409.8	309.2
Investing activities
Purchase of property, plant and equipment	(105.7)	(101.0)
Purchase of available-for-sale securities	(1.3)	(2.6)
Proceeds from sale of available-for-sale securities	0.6	3.1
Net cash used in investing activities	(106.4)	(100.5)
Financing activities
Dividends paid on common shares	(39.0)	(37.9)
Dividends paid on redeemable convertible preferred shares	(19.1)	—
Proceeds from issuance of common shares	0.2	0.4
Excess tax benefit from exercise of share awards	—	1.3
Repayments of term loan	(9.0)	(7.5)
Proceeds from securitization facility	1,242.9	1,278.9
Repayments of securitization facility	(1,242.9)	(1,278.9)
Proceeds from revolving credit facility	550.0	318.0
Repayments of revolving credit facility	(303.0)	(118.0)
Payment of debt issuance costs	—	(2.7)
Repurchase of common shares	(460.0)	(375.0)
Net settlement of equity based awards	(3.2)	(4.8)
Principal payments under capital lease obligations	—	(0.1)
Repayments of short-term borrowings	(3.1)	(2.3)
Net cash used in financing activities	(286.2)	(228.6)
Cash and cash equivalents at beginning of period	98.7	137.7
Increase (decrease) in cash and cash equivalents	17.2	(19.9)
Effect of exchange rate changes on cash and cash equivalents	3.2	0.9
Cash and cash equivalents at end of period	$119.1	$118.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2017	$15.7	$280.7	$0.4	$(1,494.8)	$3,995.9	$(307.7)	$2,490.2
Net income	—	—	—	—	171.9	—	171.9
Other comprehensive income	—	—	—	—	—	25.4	25.4
Dividends on common shares	—	—	—	—	(40.0)	—	(40.0)
Dividends on redeemable convertible preferred shares	—	—	—	—	(16.4)	—	(16.4)
Repurchase of common shares	—	—	—	(460.0)	—	—	(460.0)
Net settlement of equity based awards	—	(5.2)	—	4.9	(1.1)	—	(1.4)
Share options exercised	—	—	—	0.2	—	—	0.2
Share-based compensation expense	—	6.7	—	—	—	—	6.7
Balance at July 29, 2017	$15.7	$282.2	$0.4	$(1,949.7)	$4,110.3	$(282.3)	$2,176.6
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2018 and Fiscal 2017 refer to the 53 week period ending February 3, 2018 and the 52 week period ending January 28, 2017, respectively. Within these condensed consolidated financial statements, the second quarter of the relevant fiscal years 2018 and 2017 refer to the 13 and 26 weeks ended July 29, 2017 and July 30, 2016, respectively.
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
See Note 8 for additional information regarding the Company’s foreign currency translation.

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
Share-based compensation
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted all aspects of this guidance prospectively in the first quarter of Fiscal 2018 with a policy election to continue to estimate expected forfeitures in determining the amount of share-based compensation expense to be recognized. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations. See Note 9 for additional information regarding the impact on the Company’s results of operations in the first quarter of Fiscal 2018.
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
The FASB has recently issued updates to certain aspects of the guidance to address implementation issues. In March 2016, the FASB issued additional guidance concerning “Principal versus Agent” considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectibility, noncash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as ASU No. 2014-09 guidance discussed above.  Management continues to evaluate the impact this ASU, the related amendments and the interpretive guidance will have on the Company's consolidated financial statements
Signet is in the process of evaluating contracts with customers under the new guidance and cannot currently estimate the financial statement impact of adoption. The Company expects to progress through its assessment during Fiscal 2018 and will adopt this guidance in the first quarter of our fiscal year ending February 2, 2019. The Company is evaluating the impact of the standard through a cross-functional approach to analyze the impacts of the guidance across all of its revenue streams. This includes the review of current accounting policies and practices to identify potential differences that would result from applying the guidance. The majority of the Company’s revenue is generated from sales of finished products, which will continue to be recognized when control is transferred to the customer. The Company intends to adopt the standard using the modified retrospective method.

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

3. Credit transaction, net
On May 25, 2017, the Company, through its subsidiary Sterling Jewelers Inc. (“Sterling”), entered into a Sale and Purchase Agreement with Comenity Bank (“Comenity”) to sell the prime-only credit quality portion of Sterling’s existing in-house finance receivable portfolio and the assumption from Sterling of certain liabilities related to Sterling’s in-house finance receivable portfolio. The purchase price will be settled in cash for an amount equal to the gross value of the outstanding receivables (“par”) at the time of closing, which is currently estimated to be $1 billion. The transaction is subject to the defeasance of the balance outstanding under the asset-backed securitization facility as disclosed in Note 16. The Sale and Purchase Agreement contains customary representations, warranties and covenants.
In addition, the Company and Comenity entered into a Credit Card Program Agreement (“Program Agreement”) to provide credit to prime-only credit quality customers with an initial term of seven years and, unless terminated by either party, additional renewal terms of two years. Under the Program Agreement, Comenity will establish a program to issue Sterling credit cards to be serviced, marketed and promoted in accordance with the terms of the agreement. Subject to limited exceptions, Comenity will be the exclusive issuer of private label credit cards or an installment or other closed end loan product in the United States bearing specified Company trademarks, including “Kay”, “Jared” and specified regional brands, but excluding “Zale”, during the term of the agreement. The pre-existing arrangement with Comenity for the issuing of Zale credit cards will be unaffected by the execution of the Program Agreement. Upon expiration or termination by either party of the Program Agreement, Sterling retains the option to purchase, or arrange the purchase by a third party of, the program assets from Comenity on terms that are no more onerous to Sterling than those applicable to Comenity under the Purchase Agreement, or in the case of a purchase by a third party, on customary terms. Additionally, the Company received a signing bonus, which may be repayable under certain conditions if the Program Agreement is terminated, and a right to receive future payments related to the performance of the credit program after the sale is completed under an economic profit sharing agreement. The Program Agreement contains customary representations, warranties and covenants.
The Company’s in-house finance receivables have historically been “held for investment” and recorded at par value less an allowance for credit losses. During the second quarter of Fiscal 2018, the portion of the in-house finance receivables meeting the criteria for sale to Comenity were reclassified to “held for sale” in accordance with US GAAP. As a result, these receivables are recorded at the lower of cost (par) or fair value. See Note 15 for the fair value measurement of these held for sale receivables. Additionally, the reclassification of these receivables resulted in the reversal of the related allowance for credit losses of $20.7 million. This reversal was recorded in credit transaction, net in the condensed consolidated income statement for the 13 weeks ended July 29, 2017.
Upon closing, the Company expects to receive gross proceeds of approximately $1.0 billion which will be utilized to repay the $600 million balance outstanding on the asset backed securitization facility and to repay the short-term loan associated with the acquisition of R2Net, Inc. as disclosed in Note 21 and other borrowings under the revolving credit facility. The credit transaction is subject to regulatory approvals and other customary conditions, and is expected to close in October 2017.
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

	13 weeks ended			26 weeks ended
(in millions)	July 29, 2017		July 30, 2016	July 29, 2017		July 30, 2016
Sales:
Sterling Jewelers	$868.1		$839.4	$1,739.1		$1,819.8
Zale Jewelry	331.8		331.0	665.5		712.4
Piercing Pagoda	62.3		57.0	132.0		126.0
UK Jewelry	131.9		145.2	254.4		289.2
Other	5.5		0.8	12.0		4.9
Total sales	$1,399.6		$1,373.4	$2,803.0		$2,952.3

Operating income:
Sterling Jewelers	$159.4	(1)	$140.9	$288.9	(1)	$339.2
Zale Jewelry	1.2		0.5	3.3		18.8
Piercing Pagoda	1.0		(0.2)	4.2		7.6
UK Jewelry	2.3		1.7	(0.2)		3.0
Other	(28.3)	(2)	(23.0)	(45.3)	(2)	(36.7)
Total operating income	$135.6		$119.9	$250.9		$331.9

(1)	Includes $20.7 million gain on assets held for sale related to the reversal of the allowance for credit losses. See Note 3 for additional information.

(2)	Includes $5.9 million of transaction costs related to the credit transaction (see Note 3) and $4.7 million of CEO separation and R2Net acquisition costs.

(in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Total assets:
Sterling Jewelers	$3,807.1	$4,015.4	$3,699.5
Zale Jewelry	1,878.4	1,940.7	1,931.1
Piercing Pagoda	140.8	141.6	138.4
UK Jewelry	384.8	372.6	392.3
Other	102.7	127.5	136.7
Total assets	$6,313.8	$6,597.8	$6,298.0
5. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Convertible Preference Shares (“preferred shares”) to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the preferred shares carrying value, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $1.4 million as of July 29, 2017 (January 28, 2017: $0.6 million). Accretion of $0.4 million and $0.8 million was recorded to preferred shares in the condensed consolidated balance sheets during the 13 and 26 weeks ended July 29, 2017, respectively.
Pursuant to the preferred shares conversion features, the conversion rate as of July 29, 2017 is 10.7707 (January 28, 2017: 10.6529) common shares per preferred share or a conversion price of $92.8445 (January 28, 2017: $93.8712). As of July 29, 2017 and January 28, 2017, the maximum number of common shares that could be required to be issued if converted was 6.7 million shares. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears. Refer to Note 6 for additional discussion of the Company’s dividends on preferred shares. The liquidation preference was $632.8 million as of July 29, 2017.

6. Shareholders’ equity
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
Common shares repurchased during the 26 weeks ended July 29, 2017 and July 30, 2016 were as follows:

		26 weeks ended July 29, 2017			26 weeks ended July 30, 2016
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	8.1	$460.0	$56.91	2.7	$239.4	$88.39
2013 Program(2)	$350.0	n/a	n/a	n/a	1.2	135.6	$111.26
Total		8.1	$460.0	$56.91	3.9	$375.0	$95.49

(1)	The 2016 Program had $50.6 million remaining as of July 29, 2017.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.
In June 2017, the Board of Directors authorized a new program to repurchase $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice.
Dividends on common shares

	Fiscal 2018		Fiscal 2017
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.31	$21.3	$0.26	$20.4
Second quarter(1)	0.31	18.7	0.26	19.7
Total	$0.62	$40.0	$0.52	$40.1

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of July 29, 2017 and July 30, 2016, $18.7 million and $19.7 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the second quarter of Fiscal 2018 and Fiscal 2017, respectively.

In addition, in August 2017, Signet’s Board declared a quarterly dividend of $0.31 per share on its common shares. This dividend will be payable on November 30, 2017 to shareholders of record on October 27, 2017, with an ex-dividend date of October 26, 2017.
Dividends on preferred shares
During the 13 and 26 weeks ended July 29, 2017, cash dividends totaling $7.8 million and $15.6 million were declared by the Company. As of July 29, 2017, dividends on preferred shares totaling $7.8 million have been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet reflecting the dividend declared for the second quarter of Fiscal 2018. As disclosed in the condensed consolidated income statements, there were no cumulative undeclared dividends on the preferred shares that reduced net income attributable to common shareholders. In addition, deemed dividends of $0.4 million and $0.8 million related to accretion of issuance costs associated with the preferred shares was recognized during the 13 and 26 weeks ended July 29, 2017. See Note 5 for additional information.

7. Earnings per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Numerator:
Net income attributable to common shareholders	$85.2	$81.9	$155.5	$228.7
Denominator:
Weighted average common shares outstanding	63.8	77.1	65.9	77.8
EPS – basic	$1.34	$1.06	$2.36	$2.94
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

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Numerator:
Net income attributable to common shareholders	$85.2	$81.9	$155.5	$228.7
Add: Dividends on preferred shares	8.2	n/a	—	n/a
Numerator for diluted EPS	$93.4	$81.9	$155.5	$228.7

Denominator:
Weighted average common shares outstanding	63.8	77.1	65.9	77.8
Plus: Dilutive effect of share awards	—	0.1	0.1	0.1
Plus: Dilutive effect of preferred shares	6.7	n/a	—	n/a
Diluted weighted average common shares outstanding	70.5	77.2	66.0	77.9

EPS – diluted	$1.33	$1.06	$2.36	$2.94

n/a	Not applicable as preferred shares were issued in October 2016. See Note 5 for additional information.
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

(in millions)	July 29, 2017	July 30, 2016
Share awards	0.3	0.2
Potential impact of preferred shares	6.7	n/a
Total anti-dilutive shares	7.0	0.2

n/a	Not applicable as preferred shares were issued in October 2016. See Note 5 for additional information.

8. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at January 28, 2017	$(263.4)	$(0.4)	$2.4	$(55.5)	$9.2	$(307.7)
Other comprehensive income (“OCI”) before reclassifications	25.1	0.5	1.8	—	—	27.4
Amounts reclassified from AOCI to net income	—	—	(2.5)	1.2	(0.7)	(2.0)
Net current period OCI	25.1	0.5	(0.7)	1.2	(0.7)	25.4
Balance at July 29, 2017	$(238.3)	$0.1	$1.7	$(54.3)	$8.5	$(282.3)
The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		26 weeks ended
(in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(1.2)	$(0.4)	$(2.2)	$(0.6)	Cost of sales (see Note 14)
Interest rate swaps	0.1	0.6	0.4	1.2	Interest expense, net (see Note 14)
Commodity contracts	(0.3)	0.8	(1.5)	2.0	Cost of sales (see Note 14)
Total before income tax	(1.4)	1.0	(3.3)	2.6
Income taxes	0.3	(0.4)	0.8	(0.9)
Net of tax	(1.1)	0.6	(2.5)	1.7

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.8	0.4	1.5	0.8	Selling, general and administrative expenses(1)
Amortization of unrecognized net prior service credits	(0.5)	(0.5)	(0.9)	(1.0)	Selling, general and administrative expenses(1)
Total before income tax	0.3	(0.1)	0.6	(0.2)
Income taxes	(0.1)	—	(0.1)	—
Net of tax	0.2	(0.1)	0.5	(0.2)

Total reclassifications, net of tax	$(0.9)	$0.5	$(2.0)	$1.5

(1)	These items are included in the computation of net periodic pension benefit.

9. Income taxes

	26 weeks ended
	July 29, 2017	July 30, 2016
Forecasted annual effective tax rate	23.0%	25.8%
Discrete items recognized	0.5%	—%
Effective tax rate recognized in income statement	23.5%	25.8%
As disclosed in Note 2, the Company adopted ASU 2016-09 during the first quarter of Fiscal 2018. The Company anticipates the adoption of this accounting guidance related to share-based compensation to increase the periodic volatility in future effective tax rates as it will result in additional discrete items being recognized in future periods when the deduction for tax purposes for share awards does not equal the cumulative compensation costs of the share awards for financial reporting purposes. To the extent there are discrete items that are not included in the forecasted annual effective tax rate, the actual effective tax rate will differ from the forecasted annual effective tax rate. During Fiscal 2018, the Company recognized incremental tax expense for a discrete item related to the tax shortfall associated with share awards vesting subsequent to the adoption of the new share-based compensation accounting guidance in ASC No. 2016-09.
During the 26 weeks ended July 29, 2017, the Company’s forecasted annual effective tax rate was lower than the US federal income tax rate primarily due to the favorable impact of foreign tax rate differences and benefits from global reinsurance and financing arrangements. The forecasted annual effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
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
On May 25, 2017, the Company entered into an agreement to sell a portion of the Sterling Jewelers customer in-house finance receivables. As a result, these receivables have been classified as “held for sale” in the condensed consolidated balance sheet and recorded at the lower of cost (par) or fair value. As of July 29, 2017, the accounts receivable held for sale were recorded at cost (par) as the fair value approximated cost as disclosed in Note 15.

(in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Accounts receivable held for investment by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$622.6	$1,813.3	$1,615.6
Zale customer in-house finance receivables	34.0	33.4	25.0
Other accounts receivable	7.9	11.3	10.0
Total accounts receivable, net	$664.5	$1,858.0	$1,650.6

Accounts receivable, held for sale	$1,055.6	$—	$—
Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.
During the third quarter of Fiscal 2016, Signet implemented a program to provide in-house credit to customers in the Zale division’s US locations. The allowance for credit losses associated with Zale customer in-house finance receivables was immaterial as of July 29, 2017, January 28, 2017 and July 30, 2016.
Other accounts receivable is comprised primarily of accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $6.9 million (January 28, 2017 and July 30, 2016: $11.0 million and $7.6 million, respectively).

As a portion of the Sterling Jewelers customer in-house finance receivables have been reclassified as “held for sale” during the second quarter of Fiscal 2018, the allowance for credit losses associated with these receivables has been reversed as of July 29, 2017. The allowance for credit losses on Sterling Jewelers customer in-house finance receivables “held for investment” is shown below:

	26 weeks ended
(in millions)	July 29, 2017	July 30, 2016
Beginning balance	$(138.7)	$(130.0)
Charge-offs, net	103.9	89.5
Recoveries	17.8	18.3
Provision	(118.0)	(107.2)
	$(135.0)	$(129.4)
Reversal of allowance on receivables held for sale	20.7	—
Ending balance	$(114.3)	$(129.4)
Ending receivable balance evaluated for impairment	736.9	1,745.0
Sterling Jewelers customer in-house finance receivables, net	$622.6	$1,615.6
Net bad debt expense is defined as the provision expense less recoveries.
The credit quality indicator and age analysis of Sterling Jewelers customer in-house finance receivables “held for investment” and “held for sale” are shown below:

	July 29, 2017		January 28, 2017		July 30, 2016
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$1,394.2	$(42.8)	$1,538.2	$(47.2)	$1,350.7	$(41.3)
Past due, aged 31 – 60 days	264.6	(8.6)	282.0	(9.0)	264.1	(8.6)
Past due, aged 61 – 90 days	52.5	(2.4)	51.6	(2.3)	53.2	(2.5)
Non Performing:
Past due, aged more than 90 days	81.2	(81.2)	80.2	(80.2)	77.0	(77.0)
	$1,792.5	$(135.0)	$1,952.0	$(138.7)	$1,745.0	$(129.4)
Less: Amounts attributable to accounts receivable held for sale	1,055.6	(20.7)	—	—	—	—
Accounts receivable held for investment	$736.9	$(114.3)	$1,952.0	$(138.7)	$1,745.0	$(129.4)

	July 29, 2017		January 28, 2017		July 30, 2016
(as a % of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing
Current, aged 0 – 30 days	77.8%	3.1%	78.8%	3.1%	77.4%	3.1%
Past due, aged 31 – 60 days	14.8%	3.3%	14.5%	3.2%	15.1%	3.3%
Past due, aged 61 – 90 days	2.9%	4.6%	2.6%	4.5%	3.1%	4.7%
Non Performing
Past due, aged more than 90 days	4.5%	100.0%	4.1%	100.0%	4.4%	100.0%
	100.0%	7.5%	100.0%	7.1%	100.0%	7.4%
See Note 3 for additional information regarding the anticipated sale of a portion of the US customer in-house finance receivable portfolio, as well as the agreement to outsource the servicing function for the Company’s remaining in-house finance receivables.
Securitized credit card receivables
The Sterling Jewelers division securitizes its credit card receivables through its Sterling Jewelers Receivables Master Note Trust. See Note 16 for additional information regarding this asset-backed securitization facility.

11. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Raw materials	$56.1	$60.8	$75.4
Finished goods	2,226.0	2,388.5	2,342.9
Total inventories	$2,282.1	$2,449.3	$2,418.3
12. Goodwill and intangibles
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at January 30, 2016	$23.2	$488.7	$—	$—	$3.6	$515.5
Impact of foreign exchange	—	2.1	—	—	—	2.1
Balance at January 28, 2017	23.2	490.8	—	—	3.6	517.6
Impact of foreign exchange	—	2.3	—	—	—	2.3
Balance at July 29, 2017	$23.2	$493.1	$—	$—	$3.6	$519.9
There have been no goodwill impairment losses recognized during the fiscal periods presented in the condensed consolidated income statements.
Intangibles
The following table provides detail regarding the composition of intangible assets and liabilities:

		July 29, 2017			January 28, 2017			July 30, 2016
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.5	$(0.9)	$0.6	$1.4	$(0.8)	$0.6	$1.4	$(0.6)	$0.8
Favorable leases	Intangible assets, net	48.3	(42.7)	5.6	47.6	(36.0)	11.6	47.8	(29.4)	18.4
Total definite-lived intangible assets		49.8	(43.6)	6.2	49.0	(36.8)	12.2	49.2	(30.0)	19.2
Indefinite-lived trade names	Intangible assets, net	407.7	—	407.7	404.8	—	404.8	405.5	—	405.5
Total intangible assets, net		$457.5	$(43.6)	$413.9	$453.8	$(36.8)	$417.0	$454.7	$(30.0)	$424.7
Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(48.9)	$44.3	$(4.6)	$(48.3)	$38.2	$(10.1)	$(48.4)	$31.2	$(17.2)
Unfavorable contracts	Other liabilities	(65.6)	36.2	(29.4)	(65.6)	33.5	(32.1)	(65.6)	30.8	(34.8)
Total intangible liabilities, net		$(114.5)	$80.5	$(34.0)	$(113.9)	$71.7	$(42.2)	$(114.0)	$62.0	$(52.0)
During the second quarter of Fiscal 2018, the Company performed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names identified in the Zale acquisition, for impairment indicators. Impairment indicators identified included weakness in the overall retail environment, declines in same store sales, as well a general decline in the market valuation of the Company’s common shares. At this time, the estimated fair value of the reporting units and indefinite-lived trade names continues to exceed the carrying values. However, the Company will continue to monitor sales trends, interest rates, and other key inputs to the estimates of fair value. A further decline in the key inputs, especially sales trends used in the valuation of trade names, may result in an impairment charge.

13. Other assets

(in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Deferred ESP selling costs	$87.2	$86.1	$82.6
Investments (available-for-sale)	28.5	27.2	27.0
Other assets	49.4	51.8	48.4
Total other assets	$165.1	$165.1	$158.0
In addition, other current assets include deferred direct selling costs in relation to the sale of extended service plans and lifetime warranty agreements (“ESP”) of $29.7 million as of July 29, 2017 (January 28, 2017 and July 30, 2016: $29.4 million and $27.7 million, respectively).
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
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of July 29, 2017 was $35.3 million (January 28, 2017 and July 30, 2016: $37.8 million and $39.2 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 28, 2017 and July 30, 2016: 12 months and 12 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of July 29, 2017 was $40.7 million (January 28, 2017 and July 30, 2016: $117.8 million and $19.5 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of July 29, 2017 was 47,000 ounces of gold (January 28, 2017 and July 30, 2016: 94,000 ounces and 27,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 28, 2017 and July 30, 2016: 12 months and 6 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of July 29, 2017, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	July 29, 2017	January 28, 2017	July 30, 2016
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.1	$1.4	$2.6
Commodity contracts	Other current assets	1.4	—	4.0
Interest rate swaps	Other assets	0.7	0.4	—
		$2.2	$1.8	$6.6

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.4	1.8	0.2
Total derivative assets		$2.6	$3.6	$6.8

	Fair value of derivative liabilities
(in millions)	Balance sheet location	July 29, 2017	January 28, 2017	July 30, 2016
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(1.0)	$(0.2)	$(0.1)
Commodity contracts	Other current liabilities	—	(3.4)	—
Interest rate swaps	Other liabilities	—	—	(3.8)
		$(1.0)	$(3.6)	$(3.9)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.1)	—	—
Total derivative liabilities		$(1.1)	$(3.6)	$(3.9)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Foreign currency contracts	$0.6	$4.1	$3.8
Commodity contracts	1.0	(2.1)	6.2
Interest rate swaps	0.7	0.4	(3.8)
Gains recorded in AOCI	$2.3	$2.4	$6.2
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated income statements:
Foreign currency contracts

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Gains recorded in AOCI, beginning of period		$2.1	$0.6	$4.1	$1.4
Current period (losses) gains recognized in OCI		(0.3)	3.6	(1.3)	3.0
Gains reclassified from AOCI to net income	Cost of sales	(1.2)	(0.4)	(2.2)	(0.6)
Gains recorded in AOCI, end of period		$0.6	$3.8	$0.6	$3.8

Commodity contracts

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Gains (losses) recorded in AOCI, beginning of period		$2.1	$4.4	$(2.1)	$(3.7)
Current period (losses) gains recognized in OCI		(0.8)	1.0	4.6	7.9
(Gains) losses reclassified from AOCI to net income	Cost of sales	(0.3)	0.8	(1.5)	2.0
Gains recorded in AOCI, end of period		$1.0	$6.2	$1.0	$6.2
Interest rate swaps

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Gains (losses) recorded in AOCI, beginning of period		$0.8	$(3.2)	$0.4	$(3.4)
Current period losses recognized in OCI		(0.2)	(1.2)	(0.1)	(1.6)
Losses reclassified from AOCI to net income	Interest expense, net	0.1	0.6	0.4	1.2
Gains (losses) recorded in AOCI, end of period		$0.7	$(3.8)	$0.7	$(3.8)
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 and 26 weeks ended July 29, 2017 and July 30, 2016. Based on current valuations, the Company expects approximately $1.7 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated income statements:

		13 weeks ended		26 weeks ended
(in millions)	Income statement caption	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$4.9	$1.9	$3.2	$1.6
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

	July 29, 2017			January 28, 2017			July 30, 2016
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$7.9	$7.9	$—	$8.1	$8.1	$—	$8.3	$8.3	$—
Corporate equity securities	4.1	4.1	—	3.8	3.8	—	3.6	3.6	—
Foreign currency contracts	0.5	—	0.5	3.2	—	3.2	2.8	—	2.8
Commodity contracts	1.4	—	1.4	—	—	—	4.0	—	4.0
Interest rate swaps	0.7		0.7	0.4	—	0.4	—	—	—
US government agency securities	5.3	—	5.3	4.4	—	4.4	4.3	—	4.3
Corporate bonds and notes	11.2	—	11.2	10.9	—	10.9	10.8	—	10.8
Total assets	$31.1	$12.0	$19.1	$30.8	$11.9	$18.9	$33.8	$11.9	$21.9

Liabilities:
Foreign currency contracts	$(1.1)	$—	$(1.1)	$(0.2)	$—	$(0.2)	$(0.1)	$—	$(0.1)
Commodity contracts	—	—	—	(3.4)	—	(3.4)	—	—	—
Interest rate swaps	—	—	—	—	—	—	(3.8)	—	(3.8)
Total liabilities	$(1.1)	$—	$(1.1)	$(3.6)	$—	$(3.6)	$(3.9)	$—	$(3.9)
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
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 16 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at July 29, 2017, January 28, 2017 and July 30, 2016 were as follows:

	July 29, 2017		January 28, 2017		July 30, 2016
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$394.1	$394.7	$393.7	$391.2	$393.3	$403.3
Securitization facility (Level 2)	599.8	600.0	599.7	600.0	599.5	600.0
Term loan (Level 2)	336.5	339.6	345.1	348.6	353.6	357.5
Capital lease obligations (Level 2)	—	—	—	—	0.1	0.1
Total	$1,330.4	$1,334.3	$1,338.5	$1,339.8	$1,346.5	$1,360.9

Financial instruments measured at fair value on a non-recurring basis
The portion of the Sterling Jewelers customer in-house finance receivables “held for sale” are recorded at the lower of cost (par) or fair value as disclosed in Note 3. The fair value of the accounts receivable held for sale has been determined based on a discounted cash flow model using estimates and assumptions regarding future in-house finance portfolio performance. This fair value estimate is primarily based on Level 3 inputs in the fair value hierarchy, including the discount rate, payment rate, credit losses, and finance charge income. Based on comparable market participant data, a discount rate of 13% has been utilized. Based on historical and expected portfolio performance, the following assumptions were utilized within the model:

–	Monthly payment rate approximating 12%.

–	Annual credit loss rate approximating 2%.

–	Annual finance charge income approximating 15% of the underlying receivables.
The estimated fair value of accounts receivable held for sale approximated par. This value is solely derived from the contractual cash flows associated with our accounts receivable held for sale, does not encompass other terms or elements within our contract with Comenity and may not be representative of a gain or loss upon the consummation of the transaction. See Note 3 for additional information regarding the credit transaction entered into with Comenity on May 25, 2017.
16. Loans, overdrafts and long-term debt

(in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$398.9	$398.8	$398.7
Securitization facility	600.0	600.0	600.0
Senior unsecured term loan	339.6	348.6	357.5
Revolving credit facility	303.0	56.0	200.0
Bank overdrafts	11.1	14.2	22.1
Capital lease obligations	—	—	0.1
Total debt	$1,652.6	$1,417.6	$1,578.4
Less: Current portion of loans and overdrafts	(939.4)	(91.1)	(238.6)
Less: Unamortized capitalized debt issuance fees	(7.9)	(8.6)	(9.3)
Total long-term debt	$705.3	$1,317.9	$1,330.5
Revolving credit facility and term loan (the “Credit Facility”)
The Company’s Credit Facility contains a $700 million senior unsecured multi-currency multi-year revolving credit facility and a $357.5 million senior unsecured term loan facility. The maturity date for the Credit Facility, including both individual facilities disclosed above, is July 2021.
Capitalized fees associated with the revolving credit facility as of July 29, 2017 total $2.6 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of July 29, 2017 was $1.0 million (January 28, 2017 and July 30, 2016: $0.8 million and $0.6 million, respectively). Amortization relating to these fees of $0.1 million and $0.2 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended July 29, 2017, respectively ($0.1 million and $0.2 million for the 13 and 26 weeks ended July 30, 2016, respectively). As of July 29, 2017, January 28, 2017 and July 30, 2016, the Company had stand-by letters of credit outstanding of $15.3 million, $15.3 million and $14.8 million, respectively, that reduce remaining borrowing availability. The revolving credit facility had a weighted average interest rate of 2.40% and 1.54% during the 26 weeks ended July 29, 2017 and July 30, 2016, respectively.
Capitalized fees associated with the term loan facility as of July 29, 2017 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of July 29, 2017 was $3.1 million (January 28, 2017 and July 30, 2016: $2.7 million and $2.3 million, respectively). Amortization relating to these fees of $0.2 million and $0.4 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended July 29, 2017, respectively ($0.2 million and $0.5 million for the 13 and 26 weeks ended July 30, 2016, respectively). Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 14, the term loan had a weighted average interest rate of 2.25% and 1.71% during the 26 weeks ended July 29, 2017 and July 30, 2016, respectively.

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
Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of July 29, 2017 was $2.2 million (January 28, 2017 and July 30, 2016: $1.9 million and $1.5 million, respectively). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to these fees of $0.1 million and $0.3 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended July 29, 2017, respectively ($0.1 million and $0.3 million for the 13 and 26 weeks ended July 30, 2016, respectively).
Asset-backed securitization facility
The Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”) and issued two-year revolving asset-backed variable funding notes. Capitalized fees associated with the asset-backed securitization facility as of July 29, 2017 total $3.4 million, offset by accumulated amortization of $3.2 million (January 28, 2017 and July 30, 2016: $3.1 million and $2.9 million, respectively), with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Amortization relating to these fees of $0.1 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 26 weeks ended July 29, 2017 ($0.2 million and $0.5 million for the 13 and 26 weeks ended July 30, 2016, respectively). The asset-backed securitization facility had a weighted average interest rate of 2.46% and 1.92% during the 26 weeks ended July 29, 2017 and July 30, 2016, respectively.
As a condition of the pending credit transaction disclosed in Note 3, the Company is required to defease the asset-backed securitization facility to transfer the receivables free and clear. The $600.0 million balance outstanding on the asset-backed securitization facility was reclassified from long-term debt to current portion of loans and overdrafts in the condensed consolidated balance sheet as of July 29, 2017 due to the expected repayment within the next 12 months.
Other
As of July 29, 2017, January 28, 2017 and July 30, 2016, the Company was in compliance with all debt covenants.
17. Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions and other as follows:

(in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Sterling Jewelers ESP deferred revenue	$732.7	$737.4	$720.3
Zale ESP deferred revenue	169.5	168.2	156.2
Voucher promotions and other	18.9	30.3	17.9
Total deferred revenue	$921.1	$935.9	$894.4

Disclosed as:
Current liabilities	$262.3	$276.9	$254.5
Non-current liabilities	658.8	659.0	639.9
Total deferred revenue	$921.1	$935.9	$894.4

ESP deferred revenue

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Sterling Jewelers ESP deferred revenue, beginning of period	$736.0	$723.8	$737.4	$715.1
Plans sold	63.5	61.6	128.8	137.6
Revenue recognized	(66.8)	(65.1)	(133.5)	(132.4)
Sterling Jewelers ESP deferred revenue, end of period	$732.7	$720.3	$732.7	$720.3

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Zale ESP deferred revenue, beginning of period	$167.7	$155.1	$168.2	$146.1
Plans sold(1)	33.3	31.9	64.6	72.5
Revenue recognized	(31.5)	(30.8)	(63.3)	(62.4)
Zale ESP deferred revenue, end of period	$169.5	$156.2	$169.5	$156.2

(1)	Includes impact of foreign exchange translation.
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

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Warranty reserve, beginning of period	$39.2	$41.3	$40.0	$41.9
Warranty expense	2.5	2.8	4.8	5.7
Utilized(1)	(2.4)	(3.7)	(5.5)	(7.2)
Warranty reserve, end of period	$39.3	$40.4	$39.3	$40.4

(1)	Includes impact of foreign exchange translation.

(in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Disclosed as:
Current liabilities	$12.2	$13.0	$12.5
Non-current liabilities	27.1	27.0	27.9
Total warranty reserve	$39.3	$40.0	$40.4
19. Share-based compensation
Signet recorded share-based compensation expense of $4.0 million and $6.7 million for the 13 and 26 weeks ended July 29, 2017, respectively, related to the Omnibus Plan and Share Saving Plans (13 and 26 weeks ended July 30, 2016: $5.0 million and $8.8 million).

20. Commitments and contingencies
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. Claimants’ Motion was denied in an order issued April 27, 2015. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition was filed on March 23, 2015 and SJI’s reply was filed on April 3, 2015. SJI’s motion was heard on May 4, 2015. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit. Claimants filed their opposition on December 2, 2015. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the Southern District’s November 16, 2015 Opinion and Order. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims. SJI filed its opposition on May 12, 2015. Claimants’ reply was filed on May 22, 2015. Claimants’ motion was granted on June 15, 2015. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition was filed on May 1, 2015. Claimants filed their reply on June 5, 2015. The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016. Claimants filed their opposition on April 4, 2016. The arbitrator denied SJI’s Motion on April 5, 2016. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period. Claimants filed their opposition brief on April 11, 2016, SJI filed its reply on April 20, 2016, and oral argument was heard on SJI’s Motion on May 11, 2016. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals. SJI’s brief was filed September 13, 2016, and Claimants’ brief was filed on December 13, 2016, SJI filed its reply brief on January 10, 2017, and oral argument was heard on May 9, 2017. On June 1, 2017 the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016, and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016. Claimants’ opposition was filed on June 3, 2016. The matter was fully briefed and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. At this time, 10,314 current and former employees have submitted consent forms to opt in to the collective action. On July 24, 2017, the United States Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The Claimants’ opposition is due on August 28, 2017, with SJI’s reply being due on September 11, 2017. The District Court will hold oral argument for the motion on September 25, 2017. We anticipate trial to begin the week of April 2, 2018, or as soon thereafter as the Arbitrator’s schedule permits.
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
Prior to the Acquisition, Zale Corporation was a defendant in three class action lawsuits: Tessa Hodge v. Zale Delaware, Inc., d/b/a Piercing Pagoda which was filed on April 23, 2013 in the Superior Court of the State of California, County of San Bernardino; Naomi Tapia v. Zale Corporation which was filed on July 3, 2013 in the US District Court, Southern District of California; and Melissa Roberts v. Zale Delaware, Inc. which was filed on October 7, 2013 in the Superior Court of the State of California, County of Los Angeles. All three cases include allegations that Zale Corporation violated various wage and hour labor laws. Relief is sought on behalf of current and former Piercing Pagoda and Zale Corporation’s employees. The lawsuits sought to recover damages, penalties and attorneys’ fees as a result of the alleged violations. Without admitting or conceding any liability, the Company reached an agreement to settle the Hodge and Roberts matters for an immaterial amount. Final approval of the settlement was granted on March 9, 2015 and the settlement was implemented.
On December 28, 2016, the Company participated in a mediation of an employment class action brought against Zale Delaware Inc. d/b/a Zale Corporation. The mediation resulted in a settlement agreement signed by both parties. The settlement resolved various California wage and hour claims involving all current and former employees of Zale Delaware Inc. d/b/a Zale Corporation who were designated as nonexempt and worked in California at any time from July 3, 2010 to present. The Court granted final approval of the settlement on July 14, 2017.
Shareholder Action
In August 2016, two alleged Company shareholders each filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and its then-current Chief Executive Officer and current Chief Financial Officer (Nos. 16-cv-6728 and 16-cv-6861, the “S.D.N.Y. cases”). On September 16, 2016, the Court consolidated the S.D.N.Y. cases under case number 16-cv-6728. On April 3, 2017, the plaintiffs filed a second amended complaint, purportedly on behalf of persons that acquired the Company’s securities on or between August 29, 2013, and February 27, 2017, naming as defendants the Company, its then-current and former Chief Executive Officers, and its current and former Chief Financial Officers. The second amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s business and earnings by (i) failing to disclose that the Company was allegedly having issues ensuring the safety of customers’ jewelry while in the Company’s custody for repairs, which allegedly damaged customer confidence; (ii) making misleading statements about the Company’s credit portfolio; and (iii) failing to disclose reports of sexual harassment allegations that were raised by claimants in an ongoing pay and promotion gender discrimination class arbitration (the “Arbitration”). The second amended complaint alleged that the Company’s share price was artificially inflated as a result of the alleged misrepresentations and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.

In March 2017, two other alleged Company shareholders each filed a putative class action complaint in the United States District Court for the Northern District of Texas against the Company and its then-current and former Chief Executive Officers (Nos. 17-cv-875 and 17-cv-923, the “N.D. Tex. cases”). Those complaints were nearly identical to each other and alleged that the defendants’ statements concerning the Arbitration violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The N.D. Tex. cases were subsequently transferred to the Southern District of New York and consolidated with the S.D.N.Y. cases. On July 27, 2017, the Court appointed a lead plaintiff and lead plaintiff’s counsel in the consolidated action. On August 3, 2017, the Court ordered the lead plaintiff to file a third amended complaint by September 29, 2017. The defendants must answer or otherwise respond to the third amended complaint by December 1, 2017.
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
21. Subsequent events
On August 23, 2017, Sterling Jewelers Inc. (“Sterling”), a Delaware corporation and a wholly-owned subsidiary of Signet, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Signet (solely for purposes of Section 8.12 of the Merger Agreement), Aquarius Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Sterling (“Merger Sub”), R2Net Inc., a Delaware corporation (“R2Net”), and Shareholder Representative Services LLC, a Colorado limited liability company, in its capacity as Seller’s Representative (as defined in the Merger Agreement).
Pursuant to the Merger Agreement, among other things, Merger Sub will merge with and into R2Net (the “Merger”), with R2Net being the surviving corporation of the Merger and a wholly-owned subsidiary of Sterling. The purchase price of the transaction is $328 million in cash, subject to customary post-closing adjustments provided in the Merger Agreement. The transaction is currently expected to close in the third quarter of Fiscal 2018 subject to customary closing conditions and regulatory approval and will be financed with a short-term loan.
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

Condensed Consolidated Income Statement
For the 13 weeks ended July 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,322.3	$77.3	$—	$1,399.6
Cost of sales	—	—	(927.8)	(13.9)	—	(941.7)
Gross margin	—	—	394.5	63.4	—	457.9
Selling, general and administrative expenses	(0.2)	—	(377.0)	(31.8)	—	(409.0)
Credit transaction, net	—	—	14.8	—	—	14.8
Other operating income, net	—	—	71.7	0.2	—	71.9
Operating (loss) income	(0.2)	—	104.0	31.8	—	135.6
Intra-entity interest income (expense)	—	4.7	(46.4)	41.7	—	—
Interest expense, net	—	(5.0)	(4.7)	(3.8)	—	(13.5)
(Loss) income before income taxes	(0.2)	(0.3)	52.9	69.7	—	122.1
Income taxes	—	0.1	(21.3)	(7.5)	—	(28.7)
Equity in income of subsidiaries	93.6	—	21.6	34.2	(149.4)	—
Net income (loss)	$93.4	$(0.2)	$53.2	$96.4	$(149.4)	$93.4
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$85.2	$(0.2)	$53.2	$96.4	$(149.4)	$85.2

Condensed Consolidated Income Statement
For the 13 weeks ended July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,314.9	$58.5	$—	$1,373.4
Cost of sales	—	—	(897.2)	(11.3)	—	(908.5)
Gross margin	—	—	417.7	47.2	—	464.9
Selling, general and administrative expenses	(0.5)	—	(390.3)	(24.9)	—	(415.7)
Other operating income (loss), net	—	—	80.4	(9.7)	—	70.7
Operating (loss) income	(0.5)	—	107.8	12.6	—	119.9
Intra-entity interest income (expense)	—	4.7	(47.5)	42.8	—	—
Interest expense, net	—	(4.9)	(3.9)	(3.1)	—	(11.9)
(Loss) income before income taxes	(0.5)	(0.2)	56.4	52.3	—	108.0
Income taxes	—	0.1	(22.4)	(3.8)	—	(26.1)
Equity in income of subsidiaries	82.4	—	15.5	32.4	(130.3)	—
Net income (loss)	$81.9	$(0.1)	$49.5	$80.9	$(130.3)	$81.9
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$81.9	$(0.1)	$49.5	$80.9	$(130.3)	$81.9

Condensed Consolidated Income Statement
For the 26 weeks ended July 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$2,647.5	$155.5	$—	$2,803.0
Cost of sales	—	—	(1,823.2)	(30.7)	—	(1,853.9)
Gross margin	—	—	824.3	124.8	—	949.1
Selling, general and administrative expenses	(0.4)	—	(798.5)	(62.9)	—	(861.8)
Credit transaction, net	—	—	14.8	—	—	14.8
Other operating income (loss), net	—	—	148.9	(0.1)	—	148.8
Operating (loss) income	(0.4)	—	189.5	61.8	—	250.9
Intra-entity interest income (expense)	—	9.4	(91.8)	82.4	—	—
Interest expense, net	—	(9.9)	(8.8)	(7.4)	—	(26.1)
(Loss) income before income taxes	(0.4)	(0.5)	88.9	136.8	—	224.8
Income taxes	—	0.1	(36.7)	(16.3)	—	(52.9)
Equity in income of subsidiaries	172.3	—	30.3	56.5	(259.1)	—
Net income (loss)	$171.9	$(0.4)	$82.5	$177.0	$(259.1)	$171.9
Dividends on redeemable convertible preferred shares	(16.4)	—	—	—	—	(16.4)
Net income (loss) attributable to common shareholders	$155.5	$(0.4)	$82.5	$177.0	$(259.1)	$155.5

Condensed Consolidated Income Statement
For the 26 weeks ended July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$2,833.2	$119.1	$—	$2,952.3
Cost of sales	—	—	(1,866.3)	(20.7)	—	(1,887.0)
Gross margin	—	—	966.9	98.4	—	1,065.3
Selling, general and administrative expenses	(0.6)	—	(828.9)	(48.9)	—	(878.4)
Other operating income (loss), net	—	—	152.0	(7.0)	—	145.0
Operating (loss) income	(0.6)	—	290.0	42.5	—	331.9
Intra-entity interest income (expense)	—	9.4	(94.4)	85.0	—	—
Interest expense, net	—	(9.8)	(7.6)	(6.3)	—	(23.7)
(Loss) income before income taxes	(0.6)	(0.4)	188.0	121.2	—	308.2
Income taxes	—	0.1	(76.6)	(3.0)	—	(79.5)
Equity in income of subsidiaries	229.3	—	100.7	116.7	(446.7)	—
Net income (loss)	$228.7	$(0.3)	$212.1	$234.9	$(446.7)	$228.7
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$228.7	$(0.3)	$212.1	$234.9	$(446.7)	$228.7

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended July 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$93.4	$(0.2)	$53.2	$96.4	$(149.4)	$93.4
Other comprehensive income (loss):
Foreign currency translation adjustments	24.6	—	24.6	—	(24.6)	24.6
Available-for-sale securities:
Unrealized gain	0.3	—	—	0.3	(0.3)	0.3
Cash flow hedges:
Unrealized loss	(0.9)	—	(0.9)	—	0.9	(0.9)
Reclassification adjustment for gains to net income	(1.1)	—	(1.1)	—	1.1	(1.1)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.6	—	0.6	—	(0.6)	0.6
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Total other comprehensive income	23.1	—	22.8	0.3	(23.1)	23.1
Total comprehensive income (loss)	$116.5	$(0.2)	$76.0	$96.7	$(172.5)	$116.5

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$81.9	$(0.1)	$49.5	$80.9	$(130.3)	$81.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(39.9)	—	(44.9)	5.0	39.9	(39.9)
Available-for-sale securities:
Unrealized gain	0.2	—	—	0.2	(0.2)	0.2
Cash flow hedges:
Unrealized gain	2.7	—	2.7	—	(2.7)	2.7
Reclassification adjustment for losses to net income	0.6	—	0.6	—	(0.6)	0.6
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.3	—	0.3	—	(0.3)	0.3
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Total other comprehensive (loss) income	(36.5)	—	(41.7)	5.2	36.5	(36.5)
Total comprehensive income (loss)	$45.4	$(0.1)	$7.8	$86.1	$(93.8)	$45.4

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 26 weeks ended July 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$171.9	$(0.4)	$82.5	$177.0	$(259.1)	$171.9
Other comprehensive income (loss):
Foreign currency translation adjustments	25.1	—	25.1	—	(25.1)	25.1
Available-for-sale securities:
Unrealized gain	0.5	—	—	0.5	(0.5)	0.5
Cash flow hedges:
Unrealized gain	1.8	—	1.8	—	(1.8)	1.8
Reclassification adjustment for gains to net income	(2.5)	—	(2.5)	—	2.5	(2.5)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	1.2	—	1.2	—	(1.2)	1.2
Reclassification adjustment to net income for amortization of net prior service credits	(0.7)	—	(0.7)	—	0.7	(0.7)
Total other comprehensive income	25.4	—	24.9	0.5	(25.4)	25.4
Total comprehensive income (loss)	$197.3	$(0.4)	$107.4	$177.5	$(284.5)	$197.3

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 26 weeks ended July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$228.7	$(0.3)	$212.1	$234.9	$(446.7)	$228.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(9.1)	—	(12.7)	3.6	9.1	(9.1)
Available-for-sale securities:
Unrealized gain	0.4	—	—	0.4	(0.4)	0.4
Cash flow hedges:
Unrealized gain	6.3	—	6.3	—	(6.3)	6.3
Reclassification adjustment for losses to net income	1.7	—	1.7	—	(1.7)	1.7
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.6	—	0.6	—	(0.6)	0.6
Reclassification adjustment to net income for amortization of net prior service credits	(0.8)	—	(0.8)	—	0.8	(0.8)
Total other comprehensive (loss) income	(0.9)	—	(4.9)	4.0	0.9	(0.9)
Total comprehensive income (loss)	$227.8	$(0.3)	$207.2	$238.9	$(445.8)	$227.8

Condensed Consolidated Balance Sheet
July 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.7	$0.1	$90.2	$28.1	$—	$119.1
Accounts receivable, held for sale	—	—	1,055.6	—	—	1,055.6
Accounts receivable, net	—	—	664.5	—	—	664.5
Intra-entity receivables, net	113.1	3.1	—	162.4	(278.6)	—
Other receivables	—	—	63.3	27.9	—	91.2
Other current assets	—	—	123.5	5.0	—	128.5
Income taxes	—	—	1.8	—	—	1.8
Inventories	—	—	2,214.7	67.4	—	2,282.1
Total current assets	113.8	3.2	4,213.6	290.8	(278.6)	4,342.8
Non-current assets:
Property, plant and equipment, net	—	—	832.6	4.0	—	836.6
Goodwill	—	—	516.3	3.6	—	519.9
Intangible assets, net	—	—	413.9	—	—	413.9
Investment in subsidiaries	2,703.1	—	532.8	390.8	(3,626.7)	—
Intra-entity receivables, net	—	400.0	—	3,440.0	(3,840.0)	—
Other assets	—	—	133.6	31.5	—	165.1
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	35.5	—	—	35.5
Total assets	$2,816.9	$403.2	$6,678.3	$4,160.7	$(7,745.3)	$6,313.8
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$340.1	$600.0	$—	$939.4
Accounts payable	—	—	142.7	5.5	—	148.2
Intra-entity payables, net	—	—	278.6	—	(278.6)	—
Accrued expenses and other current liabilities	27.6	2.4	375.9	20.7	—	426.6
Deferred revenue	—	—	262.3	—	—	262.3
Income taxes	—	(0.1)	30.1	3.5	—	33.5
Total current liabilities	27.6	1.6	1,429.7	629.7	(278.6)	1,810.0
Non-current liabilities:
Long-term debt	—	394.8	310.5	—	—	705.3
Intra-entity payables, net	—	—	3,840.0	—	(3,840.0)	—
Other liabilities	—	—	241.4	5.7	—	247.1
Deferred revenue	—	—	658.8	—	—	658.8
Deferred tax liabilities	—	—	103.3	—	—	103.3
Total liabilities	27.6	396.4	6,583.7	635.4	(4,118.6)	3,524.5
Series A redeemable convertible preferred shares	612.7	—	—	—	—	612.7
Total shareholders’ equity	2,176.6	6.8	94.6	3,525.3	(3,626.7)	2,176.6
Total liabilities, preferred shares and shareholders’ equity	$2,816.9	$403.2	$6,678.3	$4,160.7	$(7,745.3)	$6,313.8

Condensed Consolidated Balance Sheet
January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$0.1	$70.3	$26.6	$—	$98.7
Accounts receivable, net	—	—	1,858.0	—	—	1,858.0
Intra-entity receivables, net	12.7	—	145.1	—	(157.8)	—
Other receivables	—	—	71.1	24.8	—	95.9
Other current assets	—	—	131.4	4.9	—	136.3
Income taxes	—	—	4.4	—	—	4.4
Inventories	—	—	2,371.8	77.5	—	2,449.3
Total current assets	14.4	0.1	4,652.1	133.8	(157.8)	4,642.6
Non-current assets:
Property, plant and equipment, net	—	—	818.5	4.4	—	822.9
Goodwill	—	—	514.0	3.6	—	517.6
Intangible assets, net	—	—	417.0	—	—	417.0
Investment in subsidiaries	3,117.6	—	721.6	590.9	(4,430.1)	—
Intra-entity receivables, net	—	402.9	—	3,647.1	(4,050.0)	—
Other assets	—	—	134.8	30.3	—	165.1
Deferred tax assets	—	—	0.6	0.1	—	0.7
Retirement benefit asset	—	—	31.9	—	—	31.9
Total assets	$3,132.0	$403.0	$7,290.5	$4,410.2	$(8,637.9)	$6,597.8
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$91.8	$—	$—	$91.1
Accounts payable	—	—	248.2	7.5	—	255.7
Intra-entity payables, net	—	—	—	157.8	(157.8)	—
Accrued expenses and other current liabilities	29.9	2.5	429.2	16.6	—	478.2
Deferred revenue	—	—	275.5	1.4	—	276.9
Income taxes	—	(0.2)	115.5	(13.5)	—	101.8
Total current liabilities	29.9	1.6	1,160.2	169.8	(157.8)	1,203.7
Non-current liabilities:
Long-term debt	—	394.3	323.6	600.0	—	1,317.9
Intra-entity payables, net	—	—	4,050.0	—	(4,050.0)	—
Other liabilities	—	—	208.7	5.0	—	213.7
Deferred revenue	—	—	659.0	—	—	659.0
Deferred tax liabilities	—	—	101.4	—	—	101.4
Total liabilities	29.9	395.9	6,502.9	774.8	(4,207.8)	3,495.7
Series A redeemable convertible preferred shares	611.9	—	—	—	—	611.9
Total shareholders’ equity	2,490.2	7.1	787.6	3,635.4	(4,430.1)	2,490.2
Total liabilities, preferred shares and shareholders’ equity	$3,132.0	$403.0	$7,290.5	$4,410.2	$(8,637.9)	$6,597.8

Condensed Consolidated Balance Sheet
July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$83.8	$34.6	$—	$118.7
Accounts receivable, net	—	—	1,648.5	2.1	—	1,650.6
Intra-entity receivables, net	74.0	—	—	221.0	(295.0)	—
Other receivables	—	—	46.3	20.6	—	66.9
Other current assets	0.1	—	146.7	5.2	—	152.0
Income taxes	—	—	1.4	—	—	1.4
Inventories	—	—	2,342.5	75.8	—	2,418.3
Total current assets	74.3	0.1	4,269.2	359.3	(295.0)	4,407.9
Non-current assets:
Property, plant and equipment, net	—	—	734.6	4.9	—	739.5
Goodwill	—	—	514.5	3.6	—	518.1
Intangible assets, net	—	—	424.7	—	—	424.7
Investment in subsidiaries	2,835.5	—	675.2	525.6	(4,036.3)	—
Intra-entity receivables, net	—	402.8	—	3,657.2	(4,060.0)	—
Other assets	—	—	127.4	30.6	—	158.0
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	49.8	—	—	49.8
Total assets	$2,909.8	$402.9	$6,795.4	$4,581.2	$(8,391.3)	$6,298.0
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$239.3	$—	$—	$238.6
Accounts payable	—	—	192.5	2.6	—	195.1
Intra-entity payables, net	—	—	295.0	—	(295.0)	—
Accrued expenses and other current liabilities	29.9	2.4	371.5	13.8	—	417.6
Deferred revenue	—	—	254.5	—	—	254.5
Income taxes	—	(0.1)	38.4	—	—	38.3
Total current liabilities	29.9	1.6	1,391.2	16.4	(295.0)	1,144.1
Non-current liabilities:
Long-term debt	—	393.9	336.6	600.0	—	1,330.5
Intra-entity payables, net	—	—	4,060.0	—	(4,060.0)	—
Other liabilities	—	—	217.3	6.5	—	223.8
Deferred revenue	—	—	639.9	—	—	639.9
Deferred tax liabilities	—	—	80.0	(0.2)	—	79.8
Total liabilities	29.9	395.5	6,725.0	622.7	(4,355.0)	3,418.1
Series A redeemable convertible preferred shares	—	—	—	—	—	—
Total shareholders’ equity	2,879.9	7.4	70.4	3,958.5	(4,036.3)	2,879.9
Total liabilities, preferred shares and shareholders’ equity	$2,909.8	$402.9	$6,795.4	$4,581.2	$(8,391.3)	$6,298.0

Condensed Consolidated Statement of Cash Flows
For the 26 weeks ended July 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$617.7	$0.1	$479.3	$430.7	$(1,118.0)	$409.8
Investing activities
Purchase of property, plant and equipment	—	—	(105.6)	(0.1)	—	(105.7)
Purchase of available-for-sale securities	—	—	—	(1.3)	—	(1.3)
Proceeds from available-for-sale securities	—	—	—	0.6	—	0.6
Net cash used in investing activities	—	—	(105.6)	(0.8)	—	(106.4)
Financing activities
Dividends paid on common shares	(39.0)	—	—	—	—	(39.0)
Dividends paid on redeemable convertible preferred shares	(19.1)	—	—	—	—	(19.1)
Intra-entity dividends paid	—	—	(800.0)	(318.0)	1,118.0	—
Proceeds from issuance of common shares	0.2	—	—	—	—	0.2
Repayments of term loan	—	—	(9.0)	—	—	(9.0)
Proceeds from securitization facility	—	—	—	1,242.9	—	1,242.9
Repayments of securitization facility	—	—	—	(1,242.9)	—	(1,242.9)
Proceeds from revolving credit facility	—	—	550.0	—	—	550.0
Repayments of revolving credit facility	—	—	(303.0)	—	—	(303.0)
Repurchase of common shares	(460.0)	—	—	—	—	(460.0)
Net settlement of equity based awards	(3.2)	—	—	—	—	(3.2)
Proceeds from short-term borrowings	—	—	(3.1)	—	—	(3.1)
Intra-entity activity, net	(97.6)	(0.1)	208.1	(110.4)	—	—
Net cash used in financing activities	(618.7)	(0.1)	(357.0)	(428.4)	1,118.0	(286.2)
Cash and cash equivalents at beginning of period	1.7	0.1	70.3	26.6	—	98.7
(Decrease) increase in cash and cash equivalents	(1.0)	—	16.7	1.5	—	17.2
Effect of exchange rate changes on cash and cash equivalents	—	—	3.2	—	—	3.2
Cash and cash equivalents at end of period	$0.7	$0.1	$90.2	$28.1	$—	$119.1

Condensed Consolidated Statement of Cash Flows
For the 26 weeks ended July 30, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$549.7	$0.2	$383.3	$317.0	$(941.0)	$309.2
Investing activities
Purchase of property, plant and equipment	—	—	(101.0)	—	—	(101.0)
Investment in subsidiaries	(91.0)	—	—	—	91.0	—
Purchase of available-for-sale securities	—	—	—	(2.6)	—	(2.6)
Proceeds from available-for-sale securities	—	—	—	3.1	—	3.1
Net cash (used in) provided by investing activities	(91.0)	—	(101.0)	0.5	91.0	(100.5)
Financing activities
Dividends paid on common shares	(37.9)	—	—	—	—	(37.9)
Dividends paid on redeemable convertible preferred shares	—	—	—	—	—	—
Intra-entity dividends paid	—	—	(650.0)	(291.0)	941.0	—
Proceeds from issuance of common shares	0.4	—	91.0	—	(91.0)	0.4
Excess tax benefit from exercise of share awards	—	—	1.3	—	—	1.3
Repayments of term loan	—	—	(7.5)	—	—	(7.5)
Proceeds from securitization facility	—	—	—	1,278.9	—	1,278.9
Repayments of securitization facility	—	—	—	(1,278.9)	—	(1,278.9)
Proceeds from revolving credit facility	—	—	318.0	—	—	318.0
Repayments of revolving credit facility	—	—	(118.0)	—	—	(118.0)
Payment of debt issuance costs	—	—	(2.1)	(0.6)	—	(2.7)
Repurchase of common shares	(375.0)	—	—	—	—	(375.0)
Net settlement of equity based awards	(4.8)	—	—	—	—	(4.8)
Capital lease payments	—	—	(0.1)	—	—	(0.1)
Proceeds from short-term borrowings	—	—	(2.3)	—	—	(2.3)
Intra-entity activity, net	(43.1)	(0.2)	68.0	(24.7)	—	—
Net cash used in financing activities	(460.4)	(0.2)	(301.7)	(316.3)	850.0	(228.6)
Cash and cash equivalents at beginning of period	1.9	0.1	102.0	33.7	—	137.7
(Decrease) increase in cash and cash equivalents	(1.7)	—	(19.4)	1.2	—	(19.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.2	(0.3)	—	0.9
Cash and cash equivalents at end of period	$0.2	$0.1	$83.8	$34.6	$—	$118.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to Signet’s expectations, including timing of the anticipated closings of the various credit portfolio transactions, statements about the benefits of the credit portfolio sales including future financial and operating results, Signet’s or the other parties’ ability to satisfy the requirements for consummation of the agreements relating to the credit portfolio transactions, including due to regulatory or legal impediments, the effect of regulatory conditions on the credit purchase agreements and credit program agreements, general economic conditions, regulatory changes following the United Kingdom’s announcement to exit from the European Union, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet’s credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, the development and maintenance of Signet’s omni-channel retailing, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
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
The Company, with 3,637 stores and kiosks at July 29, 2017, manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment. It operated 1,594 stores in all 50 states at July 29, 2017. Its stores operate nationally in malls and off-mall locations principally as Kay Jewelers (“Kay”), including Kay Jewelers Outlet and Jared The Galleria Of Jewelry (“Jared”), including Jared Vault. The division also operates a variety of mall-based regional brands.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 919 jewelry stores at July 29, 2017, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 states, and the Canada store brand Peoples Jewellers, which operates in nine provinces. The division also operates the Gordon’s Jewelers and Mappins Jewellers regional brands.

◦	Piercing Pagoda, which operated 615 mall-based kiosks at July 29, 2017, is located in shopping malls in the US and Puerto Rico.

•
The UK Jewelry division is one reportable segment. It operated 509 stores at July 29, 2017. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment “Other” for financial reporting purposes. The Company’s diamond sourcing function includes its diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company’s reportable segments.

Non-GAAP measures
Signet provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitute for, financial information prepared in accordance with US GAAP. Such measures are described and reconciled to the most comparable US GAAP measure below.
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

(in millions, except per share amounts)	13 weeks ended			Change %	Impact of exchange rate movement	13 weeks ended July 30, 2016 at constant exchange rates (non-GAAP)	Change % from 13 weeks ended July 30, 2016 at constant exchange rates (non-GAAP)
Sales by segments:	July 29, 2017		July 30, 2016
Sterling Jewelers	$868.1		$839.4	3.4%	$—	$839.4	3.4%
Zale Jewelry	331.8		331.0	0.2%	(1.1)	329.9	0.6%
Piercing Pagoda	62.3		57.0	9.3%	—	57.0	9.3%
UK Jewelry	131.9		145.2	(9.2)%	(10.7)	134.5	(1.9)%
Other	5.5		0.8	587.5%	—	0.8	587.5%
Total sales	1,399.6		1,373.4	1.9%	(11.8)	1,361.6	2.8%
Cost of sales	(941.7)		(908.5)	(3.7)%	8.9	(899.6)	(4.7)%
Gross margin	457.9		464.9	(1.5)%	(2.9)	462.0	(0.9)%
Selling, general and administrative expenses	(409.0)		(415.7)	1.6%	3.4	(412.3)	0.8%
Credit transaction, net	14.8	(1)	—	—%	—	—	—%
Other operating income, net	71.9		70.7	1.7%	(0.1)	70.6	1.8%
Operating income by segment:
Sterling Jewelers	159.4	(2)	140.9	13.1%	—	140.9	13.1%
Zale Jewelry	1.2		0.5	140.0%	—	0.5	140.0%
Piercing Pagoda	1.0		(0.2)	nm	—	(0.2)	nm
UK Jewelry	2.3		1.7	35.3%	0.3	2.0	15.0%
Other	(28.3)	(3)	(23.0)	(23.0)%	0.1	(22.9)	(23.6)%
Total operating income	135.6		119.9	13.1%	0.4	120.3	12.7%
Interest expense, net	(13.5)		(11.9)	(13.4)%
Income before income taxes	122.1		108.0	13.1%
Income taxes	(28.7)		(26.1)	(10.0)%
Net income	$93.4		$81.9	14.0%
Dividends on redeemable convertible preferred shares	(8.2)		—	nm
Net income attributable to common shareholders	$85.2		$81.9	4.0%
Basic earnings per share	$1.34		$1.06	26.4%
Diluted earnings per share	$1.33		$1.06	25.5%

(1)	Includes the reversal of the allowance for credit losses of $20.7 million related to the accounts receivable held for sale, offset by $5.9 million of transaction-related costs.

(2)	Includes $20.7 million gain on assets held for sale related to the reversal of the allowance for credit losses. See Note 3 of Item 1 for additional information.

(3)	Includes $5.9 million of transaction costs related to the credit transaction (see Note 3 of Item 1) and $4.7 million of CEO separation and R2Net acquisition costs.

nm	Not meaningful.

(in millions, except per share amounts)	26 weeks ended			Change %	Impact of exchange rate movement	26 weeks ended July 30, 2016 at constant exchange rates (non-GAAP)	Change % from 26 weeks ended July 30, 2016 at constant exchange rates (non-GAAP)
Sales by segments:	July 29, 2017		July 30, 2016
Sterling Jewelers	$1,739.1		$1,819.8	(4.4)%	$—	$1,819.8	(4.4)%
Zale Jewelry	665.5		712.4	(6.6)%	(0.8)	711.6	(6.5)%
Piercing Pagoda	132.0		126.0	4.8%	—	126.0	4.8%
UK Jewelry	254.4		289.2	(12.0)%	(28.7)	260.5	(2.3)%
Other	12.0		4.9	144.9%	—	4.9	144.9%
Total sales	2,803.0		2,952.3	(5.1)%	(29.5)	2,922.8	(4.1)%
Cost of sales	(1,853.9)		(1,887.0)	1.8%	22.0	(1,865.0)	0.6%
Gross margin	949.1		1,065.3	(10.9)%	(7.5)	1,057.8	(10.3)%
Selling, general and administrative expenses	(861.8)		(878.4)	1.9%	8.0	(870.4)	1.0%
Credit transaction, net	14.8	(1)	—	—%	—	—	—%
Other operating income, net	148.8		145.0	2.6%	(0.1)	144.9	2.7%
Operating income by segment:
Sterling Jewelers	288.9	(2)	339.2	(14.8)%	—	339.2	(14.8)%
Zale Jewelry	3.3		18.8	(82.4)%	0.1	18.9	(82.5)%
Piercing Pagoda	4.2		7.6	(44.7)%	—	7.6	(44.7)%
UK Jewelry	(0.2)		3.0	nm	0.2	3.2	nm
Other	(45.3)	(3)	(36.7)	(23.4)%	0.1	(36.6)	(23.8)%
Total operating income	250.9		331.9	(24.4)%	0.4	332.3	(24.5)%
Interest expense, net	(26.1)		(23.7)	(10.1)%
Income before income taxes	224.8		308.2	(27.1)%
Income taxes	(52.9)		(79.5)	33.5%
Net income	$171.9		$228.7	(24.8)%
Dividends on redeemable convertible preferred shares	(16.4)		—	nm
Net income attributable to common shareholders	$155.5		$228.7	(32.0)%
Basic earnings per share	$2.36		$2.94	(19.7)%
Diluted earnings per share	$2.36		$2.94	(19.7)%

(1)	Includes the reversal of the allowance for credit losses of $20.7 million related to the accounts receivable held for sale, offset by $5.9 million of transaction-related costs.

(2)	Includes $20.7 million gain on assets held for sale related to the reversal of the allowance for credit losses. See Note 3 of Item 1 for additional information.

(3)	Includes $5.9 million of transaction costs related to the credit transaction (see Note 3 of Item 1) and $4.7 million of CEO separation and R2Net acquisition costs.

nm	Not meaningful.

2. Net cash (debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Cash and cash equivalents	$119.1	$98.7	$118.7
Loans and overdrafts	(939.4)	(91.1)	(238.6)
Long-term debt	(705.3)	(1,317.9)	(1,330.5)
Net debt	$(1,525.6)	$(1,310.3)	$(1,450.4)
During the second quarter of Fiscal 2018, loans and overdrafts increased as the Company reclassified the $600 million balance outstanding under the asset-backed securitization facility from non-current to current due to the expected repayment within the next 12 months.
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

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net cash provided by operating activities	$353.0	$194.8	$409.8	$309.2
Purchase of property, plant and equipment	(49.5)	(61.7)	(105.7)	(101.0)
Free cash flow	$303.5	$133.1	$304.1	$208.2

4.	Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)
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

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Operating income	$135.6	$119.9	$250.9	$331.9
Depreciation and amortization	48.4	46.2	98.4	91.8
Amortization of unfavorable leases and contracts	(4.0)	(5.0)	(8.6)	(9.9)
EBITDA	$180.0	$161.1	$340.7	$413.8

RESULTS OF OPERATIONS SUMMARY
The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2017 Annual Report on Form 10-K.
Second Quarter Summary

•	Same store sales: Increased 1.4%, including 380 basis points favorable impact attributable to the later timing of Mother's Day holiday.

•	Total sales: $1,399.6 million, increased 1.9%. Total sales at constant exchange rates(1) increased 2.8%.

•	Operating income: $135.6 million, up $15.7 million or 13.1%.

•	Operating margin: up 100 basis points to 9.7%, including 70 basis points attributable to the net gain related to the expected credit transaction, CEO separation and R2Net acquisition costs.

•
Diluted earnings per share: $1.33, including $0.15 attributable to later timing of Mother's Day holiday. In addition, earnings per share benefited from the favorable net impact related to the credit transaction offset in part by CEO separation and R2Net acquisition costs.

Year to Date Summary

•	Same store sales: Declined 5.5%.

•	Total sales: $2,803 million, declined 5.1%. Total sales at constant exchange rates(1) declined 4.1%.

•	Operating income: $250.9 million, down $81.0 million or 24.4%.

•	Operating margin: down 220 basis points to 9.0%.

•	Diluted earnings per share: $2.36, decreased $0.58 or 19.7%.

(1)	Non-GAAP measure.

	Second Quarter				Year to Date
	Fiscal 2018		Fiscal 2017		Fiscal 2018		Fiscal 2017
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,399.6	100.0%	$1,373.4	100.0%	$2,803.0	100.0%	$2,952.3	100.0%
Cost of sales	(941.7)	(67.3)	(908.5)	(66.1)	(1,853.9)	(66.1)	(1,887.0)	(63.9)
Gross margin	457.9	32.7	464.9	33.9	949.1	33.9	1,065.3	36.1
Selling, general and administrative expenses	(409.0)	(29.2)	(415.7)	(30.3)	(861.8)	(30.7)	(878.4)	(29.8)
Credit transaction, net	14.8	1.1	—	—	14.8	0.5	—	—
Other operating income, net	71.9	5.1	70.7	5.1	148.8	5.3	145.0	4.9
Operating income	135.6	9.7	119.9	8.7	250.9	9.0	331.9	11.2
Interest expense, net	(13.5)	(1.0)	(11.9)	(0.8)	(26.1)	(1.0)	(23.7)	(0.8)
Income before income taxes	122.1	8.7	108.0	7.9	224.8	8.0	308.2	10.4
Income taxes	(28.7)	(2.0)	(26.1)	(1.9)	(52.9)	(1.9)	(79.5)	(2.7)
Net income	$93.4	6.7%	$81.9	6.0%	$171.9	6.1%	$228.7	7.7%
Dividends on redeemable convertible preferred shares	(8.2)	nm	—	—	(16.4)	nm	—	—
Net income attributable to common shareholders	$85.2	6.1%	$81.9	6.0%	$155.5	5.5%	$228.7	7.7%

nm	Not meaningful.

Second quarter sales
In the second quarter, Signet’s same store sales increased 1.4%, compared to a decrease of 2.3% in the prior year, and total sales increased 1.9% to $1,399.6 million compared to $1,373.4 million in the prior year. Total sales at constant exchange rates increased 2.8%. The financial impact of Mother’s Day is typically split between first quarter and second quarter. However, in Fiscal 2018, the financial impact was primarily in the second quarter. This timing was unfavorable to sales in the first quarter and favorable to sales in the second quarter. In the second quarter, the amount of the shift was favorable to same store sales by 380 basis points.
Sales increases were driven predominantly by fashion jewelry including bracelets, rings, and necklaces. In addition, branded bridal also contributed to the sales increases. eCommerce sales in the second quarter were $82.2 million, up $12.6 million or 18.1%, compared to $69.6 million in the prior year second quarter. Both mall and off-mall stores delivered sales growth. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Second quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	1.8%	1.6%	3.4%	—%	3.4%	$868.1
Zale Jewelry	1.6%	(1.0)%	0.6%	(0.4)%	0.2%	$331.8
Piercing Pagoda	7.0%	2.3%	9.3%	—%	9.3%	$62.3
Zale division	2.4%	(0.5)%	1.9%	(0.3)%	1.6%	$394.1
UK Jewelry division	(3.4)%	1.5%	(1.9)%	(7.3)%	(9.2)%	$131.9
Other(4)						$5.5
Signet	1.4%	1.4%	2.8%	(0.9)%	1.9%	$1,399.6

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

(4)	Includes sales from Signet’s diamond sourcing initiative.
Sterling Jewelers sales
In the second quarter, the Sterling Jewelers division’s total sales were $868.1 million compared to $839.4 million in the prior year, up 3.4%. Same store sales increased 1.8% compared to a decrease of 3.1% in the prior year. Second quarter sales increases were driven by fashion jewelry as well as branded bridal. Average transaction value ("ATV") increased 5.2%, and the number of transactions declined 2.9%. Higher-priced branded jewelry outperformed lower-priced merchandise, which resulted in an increase in ATV within the Kay and Jared stores. Our Kay stores experienced slight growth in transactions, while the number of transactions in Jared declined.

	Change from previous year
Second quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	2.9%	2.8%	5.7%	$564.0
Jared(3)	0.8%	1.5%	2.3%	$276.2
Regional brands	(9.5)%	(12.6)%	(22.1)%	$27.9
Sterling Jewelers division	1.8%	1.6%	3.4%	$868.1

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second Quarter	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Kay	$472	$462	2.2%	3.6%	0.9%	(4.9)%
Jared	$594	$528	12.5%	(10.2)%	(9.7)%	2.3%
Regional brands	$492	$461	6.7%	1.8%	(14.9)%	(7.5)%
Sterling Jewelers division	$507	$482	5.2%	(0.8)%	(2.9)%	(3.0)%
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

Zale sales
In the second quarter, the Zale division’s total sales increased 1.6% to $394.1 million compared to $388.0 million in the prior year and increased 1.9% at constant exchange rates. Same store sales increased 2.4% in the current year compared to a decrease of 1.7% in the prior year.
Zale Jewelry’s same store sales increased 1.6% compared to an decrease of 3.0% in the prior year. ATV increased 0.2%, and the number of transactions increased 0.4%. Both of Zale Jewelry's national brands -- Zales in the U.S. and Peoples in Canada -- delivered increases in ATV and number of transactions. Sales and transaction increases were driven principally by strong performance in Canada broadly across its bridal and fashion portfolios. ATV increased slightly due principally to bridal mix shift toward higher price points within the bridal category.
Piercing Pagoda's same store sales increased 7.0%. ATV increased 9.1%, while the number of transactions decreased 3.1%. Higher sales of 14 kt. gold chains, children's and religious jewelry, as well as piercings, drove the higher sales.

	Change from previous year
Second quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	0.6%	0.4%	1.0%	—%	1.0%	$269.1
Gordon’s	(10.8)%	(20.9)%	(31.7)%	—%	(31.7)%	$8.4
Zale US Jewelry	0.2%	(0.7)%	(0.5)%	—%	(0.5)%	$277.5
Peoples	10.0%	—%	10.0%	(2.4)%	7.6%	$49.3
Mappins	—%	(20.6)%	(20.6)%	(1.3)%	(21.9)%	$5.0
Zale Canada Jewelry	9.0%	(2.7)%	6.3%	(2.3)%	4.0%	$54.3
Total Zale Jewelry	1.6%	(1.0)%	0.6%	(0.4)%	0.2%	$331.8
Piercing Pagoda	7.0%	2.3%	9.3%	—%	9.3%	$62.3
Zale division	2.4%	(0.5)%	1.9%	(0.3)%	1.6%	$394.1

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Second Quarter	Fiscal 2018		Fiscal 2017		Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Zales		$476		$479	(0.6)%	0.2%	0.1%	(1.5)%
Gordon’s		$460		$441	4.3%	(1.6)%	(9.2)%	(13.4)%
Peoples(3)	C$	436	C$	413	5.6%	3.8%	3.0%	(10.5)%
Mappins(3)	C$	374	C$	369	1.4%	(4.2)%	0.2%	(5.9)%
Total Zale Jewelry		$441		$440	0.2%	1.2%	0.4%	(4.0)%
Piercing Pagoda		$60		$55	9.1%	17.0%	(3.1)%	(7.7)%
Zale division		$217		$210	3.3%	5.5%	(1.7)%	(6.2)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

(3)	Amounts for Zale Canada Jewelry stores are denominated in Canadian dollars.

UK Jewelry sales
In the second quarter, the UK Jewelry division’s total sales decreased 9.2% to $131.9 million compared to $145.2 million in the prior year and decreased 1.9% at constant exchange rates. Same store sales decreased 3.4% compared to an increase of 0.8% in the prior year. ATV increased 14.4%, while the number of transactions decreased 15.5%. The same store sales decline was driven principally by fewer transactions in relatively lower-priced fashion jewelry. Strong sales of prestige watches drove the higher ATV.

	Change from previous year
Second quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(3.6)%	1.2%	(2.4)%	(7.2)%	(9.6)%	$62.2
Ernest Jones	(3.1)%	1.5%	(1.6)%	(7.2)%	(8.8)%	$69.7
UK Jewelry division	(3.4)%	1.5%	(1.9)%	(7.3)%	(9.2)%	$131.9

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second Quarter	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
H.Samuel	£83	£75	10.7%	(1.3)%	(13.9)%	(1.9)%
Ernest Jones	£375	£303	23.8%	8.3%	(21.2)%	(6.7)%
UK Jewelry division	£143	£125	14.4%	2.5%	(15.5)%	(3.0)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

Year to date sales
In the year to date period, Signet’s same store sales decreased 5.5%, compared to an increase of 0.2% in the prior year, and total sales decreased 5.1% to $2,803.0 million compared to $2,952.3 million in the prior year. Total sales at constant exchange rates decreased 4.1%. Merchandise categories and collections were broadly lower, with diamond fashion jewelry such as bracelets, earrings and necklaces performing well relative to the overall merchandise portfolio. eCommerce, off-mall formats and Piercing Pagoda total sales increased year-over-year. The number of transactions decreased across all divisions due to declining mall traffic and the consumer discretionary income constraints experienced in February which resulted in lost demand during a key gift-giving holiday.
eCommerce sales year to date were $163.2 million, up $13.5 million or 9.0%, compared to $149.7 million in the prior year to date. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Year to date Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(6.1)%	1.7%	(4.4)%	—%	(4.4)%	$1,739.1
Zale Jewelry	(6.1)%	(0.4)%	(6.5)%	(0.1)%	(6.6)%	$665.5
Piercing Pagoda	2.4%	2.4%	4.8%	—%	4.8%	$132.0
Zale division	(4.8)%	—%	(4.8)%	(0.1)%	(4.9)%	$797.5
UK Jewelry division	(3.4)%	1.1%	(2.3)%	(9.7)%	(12.0)%	$254.4
Other(4)						$12.0
Signet	(5.5)%	1.4%	(4.1)%	(1.0)%	(5.1)%	$2,803.0

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

(4)	Includes sales from Signet’s diamond sourcing initiative.

Sterling Jewelers sales
In the year to date period, the Sterling Jewelers division’s total sales were $1,739.1 million compared to $1,819.8 million in the prior year, down 4.4%. Same store sales decreased 6.1% compared to a decrease of 0.3% in the prior year. Year to date sales were driven by broad-based declines across categories. Select collections performed relatively well including Neil Lane, Vera Wang Love, and Ever Us; as well as non-branded bracelets, rings, necklaces, and earrings. eCommerce sales increased, and off-mall sales performed better than the division as a whole. Sterling Jewelers’ ATV increased 4.6%, while the number of transactions decreased 10.3%. These results were driven by increased sales of higher-priced bridal and diamond fashion collections as well as sales declines in relatively lower-priced, higher transaction collections including Charmed Memories.

	Change from previous year
Year to date Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	(6.0)%	2.7%	(3.3)%	$1,129.8
Jared(3)	(5.0)%	1.4%	(3.6)%	$549.6
Regional brands	(16.2)%	(10.5)%	(26.7)%	$59.7
Sterling Jewelers division	(6.1)%	1.7%	(4.4)%	$1,739.1

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Kay	$468	$456	2.6%	7.0%	(8.4)%	(5.9)%
Jared	$594	$544	9.2%	(6.4)%	(13.0)%	0.4%
Regional brands	$485	$455	6.6%	4.9%	(21.5)%	(10.0)%
Sterling Jewelers division	$503	$481	4.6%	2.8%	(10.3)%	(4.4)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

Zale sales
In the year to date period, the Zale division’s total sales decreased 4.9% to $797.5 million compared to $838.4 million in the prior year and decreased 4.8% at constant exchange rates. Same store sales decreased 4.8% in the current year compared to an increase of 0.6% in the prior year.
Zale Jewelry’s same store sales decreased 6.1% compared to a decrease of 0.4% in the prior year primarily driven by a broad-based decline across categories. Select higher-priced bridal and diamond jewelry collections performed relatively better such as Arctic Brilliance, Ever Us, and Vera Wang Love fashion jewelry. Zale Jewelry ATV increased 1.6% principally due to the performance of bridal and diamond jewelry collections. Sales declines in relatively lower-priced, higher transaction merchandise including beads contributed to the ATV increase, while also driving the 8.9% decrease in transactions. Piercing Pagoda’s same store sales increased 2.4% compared to an increase of 6.0% in the prior year. Piericing Pagoda ATV increased 8.9% and the number of transactions decreased 5.8%. The ATV increase was due principally to higher sales of gold chains, children’s and religious jewelry, offset by a decrease in sales of lower price point white metals.

	Change from previous year
Year to date Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	(7.0)%	1.1%	(5.9)%	—%	(5.9)%	$545.4
Gordon’s	(19.1)%	(18.9)%	(38.0)%	—%	(38.0)%	$18.1
Zale US Jewelry	(7.4)%	—%	(7.4)%	—%	(7.4)%	$563.5
Peoples	3.0%	(0.3)%	2.7%	(0.8)%	1.9%	$92.2
Mappins	(7.7)%	(16.9)%	(24.6)%	(0.6)%	(25.2)%	$9.8
Zale Canada Jewelry	1.8%	(2.6)%	(0.8)%	(0.7)%	(1.5)%	$102.0
Total Zale Jewelry	(6.1)%	(0.4)%	(6.5)%	(0.1)%	(6.6)%	$665.5
Piercing Pagoda	2.4%	2.4%	4.8%	—%	4.8%	$132.0
Zale division	(4.8)%	—%	(4.8)%	(0.1)%	(4.9)%	$797.5

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Year to date	Fiscal 2018		Fiscal 2017		Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Zales		$480		$476	0.8%	2.6%	(9.4)%	(1.3)%
Gordon’s		$468		$443	5.6%	0.9%	(20.4)%	(12.3)%
Peoples(3)	C$	445	C$	417	6.7%	7.0%	(5.2)%	(10.1)%
Mappins(3)	C$	381	C$	371	2.7%	0.9%	(9.3)%	(7.1)%
Total Zale Jewelry		$448		$441	1.6%	3.8%	(8.9)%	(3.7)%
Piercing Pagoda		$61		$56	8.9%	14.3%	(5.8)%	(7.3)%
Zale division		$214		$212	0.9%	7.1%	(7.1)%	(5.8)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

(3)	Amounts for Zale Canada Jewelry stores are denominated in Canadian dollars.
UK Jewelry sales
In the year to date period, the UK Jewelry division’s total sales decreased 12.0% to $254.4 million compared to $289.2 million in the prior year and decreased 2.3% at constant exchange rates. Same store sales decreased 3.4% compared to an increase of 2.1% in the prior year. The decreases in same store sales and total sales at constant exchange rates were due primarily to lower sales of jewelry offset by higher sales of watches. In the UK Jewelry division, the ATV increased 13.0% due to strong sales of prestige watches in Ernest Jones and higher-priced diamond jewelry collections performing better than lower-priced collections, while the number of transactions decreased 14.9% primarily due to overall lower sales accross all jewelry categories.

	Change from previous year
Year to date Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(4.6)%	1.4%	(3.2)%	(9.7)%	(12.9)%	$122.8
Ernest Jones	(2.3)%	0.8%	(1.5)%	(9.7)%	(11.2)%	$131.6
UK Jewelry division	(3.4)%	1.1%	(2.3)%	(9.7)%	(12.0)%	$254.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
H.Samuel	£83	£75	10.7%	1.4%	(14.0)%	(0.9)%
Ernest Jones	£361	£300	20.3%	9.2%	(18.5)%	(6.0)%
UK Jewelry division	£139	£123	13.0%	3.4%	(14.9)%	(2.0)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

Cost of sales and gross margin
In the second quarter, gross margin was $457.9 million or 32.7% of sales compared to $464.9 million or 33.9% of sales in the prior year comparable period. The declines in gross margin dollars and rate in all divisions were driven principally by a strategic shift in promotional activity which led to lower gross merchandise margins, offset in part by leverage on store occupancy costs.

•
The Sterling Jewelers division gross margin dollars decreased $2.4 million. The gross margin rate decreased 150 basis points due primarily to a lower gross merchandise margin rate related to greater promotional activity, partially offset by store occupancy cost leverage.

•
The Zale division gross margin dollars decreased $1.0 million. The gross margin rate decreased 70 basis points due primarily to greater promotional activity and de-leverage on store operating and occupancy costs, partially offset by a slightly more favorable merchandise mix.

•
Gross margin dollars in the UK Jewelry division decreased $3.7 million. The gross margin rate decreased 30 basis points driven principally by greater promotional activity and de-leverage on store occupancy.

In the year to date period, gross margin was $949.1 million or 33.9% of sales compared to $1,065.3 million or 36.1% of sales in the prior year comparable period. The declines in gross margin dollars and rate were driven principally by lower sales leading to de-leverage on fixed costs, including store occupancy.

•
The Sterling Jewelers division gross margin dollars decreased $81.3 million. The gross margin rate declined 290 basis points due primarily to lower sales, which deleveraged fixed costs such as store occupancy, as well as higher bad debt expense and lower gross merchandise margins related to greater promotional activity.

•
The Zale division gross margin dollars decreased $21.1 million. The gross margin rate declined 90 basis points due primarily to lower sales, which deleveraged fixed costs such as store occupancy, offset in part by a higher gross merchandise margin rate.

•
Gross margin dollars in the UK Jewelry division decreased $13.2 million. The gross margin rate declined 160 basis points driven principally by lower sales, which deleveraged fixed costs such as store occupancy, and a lower gross merchandise margin rate.

Selling, general and administrative expenses (“SGA”)
In the second quarter, SGA was $409.0 million or 29.2% of sales compared to $415.7 million or 30.3% of sales in prior year comparable period. The decrease in SGA dollars was attributable to disciplined cost reductions in store and corporate payroll and other payroll related benefits. Included in SGA was approximately $3.4 million of costs related to CEO separation and $1.3 million related to the R2Net transaction, which unfavorably impacted the SGA rate by 30 basis points. The decrease in the SGA rate of 110 basis points was primarily driven by leverage on fixed costs such as store and support center expenses.
In the year to date period, SGA was $861.8 million or 30.7% of sales compared to $878.4 million or 29.8% of sales in prior year comparable period. The decrease in dollars was primarily attributable to lower variable compensation due to lower sales, cost reductions in store and corporate payroll, and lower advertising expense offset in part by higher I/T expense associated with Signet’s I/T modernization roadmap. The SGA rate increased 90 basis points primarily due to de-leverage on fixed costs such as as store and support center expenses and higher I/T expense. Additionally, the year to date period of Fiscal 2018 was unfavorably impacted by approximately $4.7 million of cost related to CEO separation and the R2Net acquisition, as well as general corporate consulting costs.
Credit transaction, net
In the second quarter, the Company recognized a net gain of $14.8 million related to the pending sale of the prime portion of the in-house finance receivables portfolio. As a result of entering into the agreement, the allowance for credit losses associated with the receivables being sold was required to be reversed under US GAAP, which resulted in the recognition of a $20.7 million gain. Partially offsetting this gain was $5.9 million of credit transaction cost related to legal, advisors, implementation and retention expenses. The closing of the credit transaction is expected to occur in October 2017.

Other operating income, net
Other operating income, net in the second quarter was $71.9 million or 5.1% of sales compared to $70.7 million or 5.1% of sales in the prior year second quarter. In the year to date period, other operating income, net was $148.8 million or 5.3% of sales compared to $145.0 million or 4.9% of sales in the prior year period. The year-over-year increase in both the quarter to date and year to date periods was primarily due to higher interest income earned from higher outstanding receivable balances. However, the rate of increase was tempered by a higher mix of reduced rate plans.
Operating income
In the second quarter, operating income was $135.6 million or 9.7% of sales compared to $119.9 million or 8.7% of sales in the prior year. Signet’s operating income consisted of the following components:

	Second Quarter
	Fiscal 2018			Fiscal 2017
(in millions)	$		% of divisional sales	$	% of divisional sales
Sterling Jewelers division	$159.4	(1)	18.4%	$140.9	16.8%
Zale division(2)	2.2		0.6%	0.3	0.1%
UK Jewelry division	2.3		1.7%	1.7	1.2%
Other	(28.3)	(3)	nm	(23.0)	nm
Operating income	$135.6		9.7%	$119.9	8.7%

(1)	Includes $20.7 million gain on assets held for sale related to the reversal of the allowance for credit losses. See Note 3 of Item 1 for additional information.

(2)
In the second quarter of Fiscal 2018, the Zale division operating income of $2.2 million included operating income of $1.2 million from Zale Jewelry and $1.0 million from Piercing Pagoda. In the second quarter of Fiscal 2017, the Zale division operating income of $0.3 million included operating income of $0.5 million from Zale Jewelry and an operating loss of $0.2 million from Piercing Pagoda.

(3)
Includes $5.9 million of transaction costs related to the credit transaction and $4.7 million of CEO separation and R2Net acquisition costs. See Note 3 of Item 1 for additional information regarding the credit transaction.

nm	Not meaningful.
In the year to date period, operating income was $250.9 million or 9.0% of sales compared to $331.9 million or 11.2% of sales in the prior year. Signet’s operating income consisted of the following components:

	Year to date
	Fiscal 2018			Fiscal 2017
(in millions)	$		% of divisional sales	$	% of divisional sales
Sterling Jewelers division	$288.9	(1)	16.6%	$339.2	18.6%
Zale division(2)	7.5		0.9%	26.4	3.1%
UK Jewelry division	(0.2)		nm	3.0	1.0%
Other	(45.3)	(3)	nm	(36.7)	nm
Operating income	$250.9		9.0%	$331.9	11.2%

(1)	Includes $20.7 million gain on assets held for sale related to the reversal of the allowance for credit losses. See Note 3 of Item 1 for additional information.

(2)
In the year to date period of Fiscal 2018, the Zale division operating income of $7.5 million included operating income of $3.3 million from Zale Jewelry and $4.2 million from Piercing Pagoda. In the year to date period of Fiscal 2017, the Zale division operating income of $26.4 million included operating income of $18.8 million from Zale Jewelry and $7.6 million from Piercing Pagoda.

(3)
Includes $5.9 million of transaction costs related to the credit transaction and $4.7 million of CEO separation and R2Net acquisition costs. See Note 3 of Item 1 for additional information regarding the credit transaction.

nm	Not meaningful.
Interest expense, net
In the second quarter, net interest expense was $13.5 million compared to $11.9 million in the prior year second quarter. The weighted average interest rate for the Company’s debt outstanding in the current year was 3.1% compared to 2.8% in the prior year second quarter.
In the year to date period, net interest expense was $26.1 million compared to $23.7 million in the prior year. The weighted average interest rate for the Company’s debt outstanding in the current year was 3.1% compared to 2.8% in the prior year comparable period.

Income before income taxes
For the second quarter, income before income taxes increased $14.1 million to $122.1 million or 8.7% of sales compared to income of $108.0 million or 7.9% of sales in the prior year.
For the year to date period, income before income taxes decreased $83.4 million to $224.8 million or 8.0% of sales compared to income of $308.2 million or 10.4% of sales in the prior year.
Income taxes
In the second quarter, income tax expense was $28.7 million, an effective tax rate (“ETR”) of 23.5%, compared to income tax expense of $26.1 million, an ETR of 24.2% in the prior year second quarter.
In the year to date period, income tax expense was $52.9 million, an ETR of 23.5%, compared to income tax expense of $79.5 million, an ETR of 25.8% in the prior year comparable period.
The ETR is driven by the anticipated annual mix of pre-tax income by jurisdiction. During Fiscal 2018, the Company recognized incremental tax expense for discrete items related to the tax shortfall associated with share awards vesting subsequent to the adoption of the new share-based compensation accounting guidance in ASC 2016-09. The Company expects the full year ETR for Fiscal 2018 to be approximately 24% compared to 23.9% for Fiscal 2017. The estimated effective tax rate continues to benefit from global reinsurance and financing arrangements, including certain intra-entity debt agreements which mature on various dates between fiscal year 2022 and 2027.
Net income
For the second quarter, net income was $93.4 million or 6.7% of sales compared to $81.9 million or 6.0% of sales in the prior year second quarter.
For the year to date period, net income was $171.9 million or 6.1% of sales compared to $228.7 million or 7.7% of sales in the prior year.
Earnings per share (“EPS”)
As discussed in Notes 5 and 7 of Item 1, the Company issued preferred shares on October 5, 2016 which include a cumulative dividend right and may be converted into common shares. The Company’s computation of diluted EPS includes the effect of potential common shares for outstanding awards issued under the Company’s share-based compensation plans and preferred shares upon conversion, if dilutive. In computing diluted EPS, the Company also adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the preferred shares.
For the second quarter, diluted EPS were $1.33 compared to $1.06 in the prior year second quarter. Earnings per share was impacted by approximately $0.15 per share due to the gain on reclassification of a portion of our receivable portfolio and share repurchases, offset by CEO separation and R2Net acquisition costs recorded in the second quarter. The weighted average diluted number of common shares outstanding was 70.5 million compared to 77.2 million in the prior year second quarter. During the second quarter, the Company repurchased approximately 8.1 million common shares. For the second quarter of Fiscal 2018, the dilutive effect related to preferred shares was included from the earnings per share computation as the preferred shares were dilutive. The reduction in weighted average diluted number of common shares outstanding was driven by the Company’s share repurchases since July 30, 2016.
For the year to date period, diluted EPS were $2.36 compared to $2.94 in the prior year. The weighted average diluted number of common shares outstanding was 66.0 million compared to 77.9 million in the prior year. For the year to date period of Fiscal 2018, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive.
Dividends per share
In the second quarter, dividends of $0.31 per common share were declared by the Board of Directors compared to $0.26 in the prior year second quarter.
In the year to date period, dividends of $0.62 per common share were declared by the Board of Directors compared to $0.52 in the prior year comparable period.
In the Fiscal 2018 second quarter and year to date periods, dividends of $12.50 and $25.00 per preferred share, respectively, were declared by the Board of Directors. No dividends on preferred shares were declared in the prior year comparable periods as the preferred shares were issued in October 2016.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the year to date periods of Fiscal 2018 and Fiscal 2017:

	26 weeks ended
(in millions)	July 29, 2017	July 30, 2016
Net cash provided by operating activities	$409.8	$309.2
Net cash used in investing activities	(106.4)	(100.5)
Net cash used in financing activities	(286.2)	(228.6)
Increase (decrease) in cash and cash equivalents	$17.2	$(19.9)

Cash and cash equivalents at beginning of period	$98.7	$137.7
Increase (decrease) in cash and cash equivalents	17.2	(19.9)
Effect of exchange rate changes on cash and cash equivalents	3.2	0.9
Cash and cash equivalents at end of period	$119.1	$118.7
Operating activities
Net cash provided by operating activities was $409.8 million compared to $309.2 million in the prior year comparable period.

•	Net income decreased by $56.8 million to $171.9 million from $228.7 million.

•	Depreciation and amortization increased $6.6 million to $98.4 million from $91.8 million in the prior year comparable period, principally due to investments in IT.

•
Cash provided by accounts receivable was $159.1 million as compared to $105.1 million in the prior year comparable period. In the Sterling Jewelers division, credit participation was 61.2% and the average monthly collection rate was 10.7% compared to 62.3% and 11.3%, respectively, in the prior year comparable period. The decline in the collection rate is due principally to credit plan mix, including recent programs with extended payment terms and reduced interest rates. Net charge-offs as a percentage of gross accounts receivable increased by approximately 50 basis points to 5.5% due to prior year cohort mix shift impacts reaching charge-off thresholds in the current period.

Below is a summary of key customer financing statistics related to the Sterling Jewelers customer in-house finance receivables. These metrics reflect the performance of the portfolio in total.

	26 weeks ended
	July 29, 2017	July 30, 2016
Total sales (millions)	$1,739.1	$1,819.8
Credit sales (millions)	$1,064.9	$1,134.4
Credit sales as % of total Sterling Jewelers sales(2)	61.2%	62.3%
Net bad debt expense (millions)(3)	$100.2	$88.9
Opening receivables (millions)	$1,952.0	$1,855.9
Closing receivables (millions)(1)	$1,792.5	$1,745.0
Number of active credit accounts at period end(4)	1,241,844	1,298,654
Average outstanding account balance at period end	$1,446	$1,345
Average monthly collection rate	10.7%	11.3%
Ending bad debt allowance as a % of ending accounts receivable(1)	7.5%	7.4%
Net charge-offs as a % of average gross accounts receivable(1)(5)	5.5%	5.0%
Non performing receivables as a % of ending accounts receivable(1)	4.5%	4.4%

Credit portfolio impact:
Net bad debt expense (millions)(3)	$(100.2)	$(88.9)
Late charge income (millions)	$16.4	$17.6
Interest income from in-house customer finance programs (millions)(6)	$143.8	$142.9
	$60.0	$71.6
(1)    See Note 10 of Item 1 for additional information.
(2)    Including any deposits taken at the time of sale.
(3)    Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(4)    The number of active accounts is based on credit cycle end date closest to the fiscal period end date.

(5)
Calculation reflects charge-offs incurred during 26 week periods ended July 29, 2017 and July 30, 2016, respectively. Net charge-offs calculated as gross charge-offs less recoveries. See Note 10 of Item 1 for additional information.

(6)    Primary component of other operating income, net, on the condensed consolidated income statements.

•
Cash provided by inventory and inventory-related items was $180.0 million compared to cash used of $33.8 million in the prior year comparable period. Total inventory as of July 29, 2017 was $2,282.1 million compared to the prior year comparable quarter balance of $2,418.3 million. The decrease in inventory balances from prior year is attributed to a continued focus on inventory management, offset in part by the effect of foreign exchange.

•	Cash used for accounts payable was $104.4 million compared to $71.7 million in the prior year comparable period primarily driven by timing of payments made in connection with inventory purchases.

•
Cash used for accrued expenses and other liabilities was $6.4 million compared to $75.5 million in the prior year comparable period primarily driven by the timing of payments associated with payroll-related items including incentive compensation and other taxes, as well as the cash flows received in accordance with the Program Agreement entered into with Comenity Bank in May 2017 as discussed in Note 3 of Item 1.

Investing activities
Net cash used in investing activities in the 26 weeks ended July 29, 2017 was $106.4 million compared to $100.5 million in the prior year comparable period. Cash used in each period was primarily for capital additions associated with new store locations and remodels of existing stores, as well as capital investments in IT.

Stores opened and closed in the 26 weeks ended July 29, 2017:

	January 28, 2017		Openings	Closures	July 29, 2017
Store count:
Kay	1,192		31	(6)	1,217
Jared	275		1	(1)	275
Regional brands	121		—	(19)	102
Sterling Jewelers division	1,588	(1)	32	(26)	1,594

Zales	751		8	(33)	726
Peoples	143		2	(8)	137
Regional brands	76		—	(20)	56
Total Zale Jewelry	970		10	(61)	919
Piercing Pagoda	616		8	(9)	615
Zale division	1,586	(1)	18	(70)	1,534

H.Samuel	304		2	(1)	305
Ernest Jones	204		1	(1)	204
UK Jewelry division	508	(1)	3	(2)	509

Signet	3,682		53	(98)	3,637

(1)	The annual net change in selling square footage for Fiscal 2017 for the Sterling Jewelers division, Zale division and UK Jewelry division was 4.3%, (0.2)%, and 1.0%, respectively.
Planned store count changes for the remainder of Fiscal 2018:
During Fiscal 2018, Signet plans to close approximately 165 to 170 stores in Fiscal 2018 and open approximately 90 to 115 stores for a net selling square footage change of flat to a decline of 1%. Store closures are primarily focused on mall-based regional brands not meeting Signet's financial return expectations. Store openings will be primarily Kay off-mall.
Financing activities
Net cash used in financing activities in the 26 weeks ended July 29, 2017 was $286.2 million, comprised primarily of $460.0 million for the repurchase of common shares and $58.1 million for dividend payments on common and preferred shares. Offsetting the cash used for share repurchases and dividend payments was $247.0 million of net proceeds drawn on the revolving credit facility primarily to fund share repurchases during the second quarter.
Net cash used in financing activities in the 26 weeks ended July 30, 2016 was $228.6 million, comprised primarily of $375.0 million for the repurchase of Signet’s common shares and $37.9 million for dividend payments on common shares. Offsetting the cash used for share repurchases and dividend payments was $200.0 million of proceeds drawn on the revolving credit facility.
Details of the major items within financing activities are discussed below:
Share repurchases
The Company’s share repurchase activity was as follows:

		26 weeks ended July 29, 2017			26 weeks ended July 30, 2016
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	8.1	$460.0	$56.91	2.7	$239.4	$88.39
2013 Program(2)	$350.0	n/a	n/a	n/a	1.2	135.6	$111.26
Total		8.1	$460.0	$56.91	3.9	$375.0	$95.49

(1)	The 2016 Program had $50.6 million remaining as of July 29, 2017.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.

In June 2017, the Board of Directors authorized a new program to repurchase $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice. The total authorization remaining as of July 29, 2017 was $650.6 million.
Dividends on common shares

	Fiscal 2018		Fiscal 2017
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.31	$21.3	$0.26	$20.4
Second quarter(1)	0.31	18.7	0.26	19.7
Total	$0.62	$40.0	$0.52	$40.1

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of July 29, 2017 and July 30, 2016, $18.7 million and $19.7 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared on common shares for the second quarter of Fiscal 2018 and Fiscal 2017, respectively.

In addition, on August 2017, Signet’s Board declared a quarterly dividend of $0.31 per share on its common shares. This dividend will be payable on November 30, 2017 to shareholders of record on October 27, 2017, with an ex-dividend date of October 26, 2017.
Dividends on preferred shares
During the 26 weeks ended July 29, 2017, dividends on preferred shares totaling $15.6 million were declared by the Company. This amount, along with the $0.8 million deemed dividend for the accretion of issuance costs associated with the preferred shares, reduced net income attributable to common shareholders in the year to date period.
As of July 29, 2017, an accrual for $7.8 million has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as the dividend is payable to preferred shareholders on August 15, 2017. There were no cumulative undeclared dividends on the preferred shares as of July 29, 2017.
Proceeds from issuance of Common Shares
During the 26 weeks ended July 29, 2017, $0.2 million was received for the exercise of share options pursuant to Signet’s equity compensation programs compared to $0.4 million in the 26 weeks ended July 30, 2016.
Movement in cash and indebtedness
Cash and cash equivalents at July 29, 2017 were $119.1 million compared to $118.7 million as of July 30, 2016. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At July 29, 2017, Signet had $1,652.6 million of outstanding debt, comprised of $398.9 million of senior unsecured notes, $600.0 million on an asset-backed securitization facility, $339.6 million on a term loan facility, $303.0 million on a revolving credit facility and $11.1 million of bank overdrafts. During the 26 weeks ended July 29, 2017, the Company made $9.0 million in principal payments on the term loan. Upon closing the credit transaction, the Company expects to receive gross proceeds of approximately $1.0 billion which will be utilized to repay the $600.0 million balance outstanding on the asset backed securitization facility and to repay the short-term loan associated with the acquisition of R2Net, Inc. as disclosed in Note 21 and other borrowings under the revolving credit facility. The credit transaction is subject to regulatory approvals and other customary conditions, and is expected to close in October 2017.
At July 30, 2016, Signet had $1,578.4 million of outstanding debt, comprised of $398.7 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility, $357.5 million on a term loan facility, $200.0 million on the revolving credit facility and $22.2 million of bank overdrafts and capital lease obligations. During the 26 weeks ended July 30, 2016, $7.5 million in principal payments were made on the term loan.
The Company had stand-by letters of credit outstanding of $15.3 million and $14.8 million as of July 29, 2017 and July 30, 2016, respectively, that reduce remaining availability under the revolving credit facility.
Net debt was $1,525.6 million as of July 29, 2017 compared to $1,450.4 million as of July 30, 2016; see non-GAAP measures discussed above.

CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of July 29, 2017 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 28, 2017, filed with the SEC on March 16, 2017.
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
During the second quarter of Fiscal 2018, the Company performed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names identified in the Zale acquisition, for impairment indicators. Impairment indicators identified included weakness in the overall retail environment, declines in same store sales, as well a general decline in the market valuation of the Company’s common shares. At this time, the estimated fair value of the reporting units and indefinite-lived trade names continues to exceed the carrying values. However, the Company will continue to monitor sales trends, interest rates, and other key inputs to the estimates of fair value. A further decline in the key inputs, especially sales trends used in the valuation of trade names, may result in an impairment charge.

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
Signet’s market risk profile as of July 29, 2017 has not materially changed since January 28, 2017. The market risk profile as of January 28, 2017 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 16, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 29, 2017.
Changes in internal control over financial reporting
During the second quarter of Fiscal 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the second quarter of Fiscal 2018:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 30, 2017 to May 27, 2017	262,864	$50.68	240,598	$498,723,659
May 28, 2017 to June 24, 2017	7,842,032	$57.15	7,842,032	$50,586,636
June 25, 2017 to July 29, 2017	2,312	$56.44	—	$650,586,636
Total	8,107,208	$56.94	8,082,630	$650,586,636

(1)
Includes 24,578 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
In February 2016 and August 2016, the Board of Directors authorized the repurchase of Signet's common shares up to $750.0 million and $625.0 million, respectively, for a combined total of $1,375.0 million (the “2016 Program”). In June 2017, the Board of Directors authorized a new program to repurchase $600.0 million of Signet’s common shares (the “2017 Program”). The 2016 Program and 2017 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

2.1
Agreement and Plan of Merger, by and among Sterling Jewelers Inc., Signet Jewelers Ltd., Aquarius Sub Inc., R2Net Inc., and the Seller’s Representative, dated August 23, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2017).

10.1	Sale and Purchase Agreement, by and among Sterling Jewelers Inc. and Comenity Bank, dated May 25, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed May 25, 2017).

10.2	Credit Card Program Agreement, by and among Sterling Jewelers Inc. and Comenity Bank, dated May 25, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed May 25, 2017).

10.3
Servicing Agreement, by and among Sterling Jewelers Inc., Zale Delaware, Inc. and Genesis Financial Solutions, Inc., dated June 7, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed June 8, 2017 and as amended to the Company’s Current Report on Form 8-K/A filed August 28, 2017).

10.4*	Separation and Release Agreement, dated July 27, 2017 between Signet Jewelers Ltd. and Bryan Morgan.

10.5	Separation and Release Agreement, dated July 15, 2017 between Signet Jewelers Ltd. and Mark Light (incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2017).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Signet Jewelers Limited

Date:	August 29, 2017	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)