Form 10-Q
period 2017-10-28
SIGNET JEWELERS LTD
filed 2017-12-01
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 28, 2017 or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Shares, $0.18 par value, 60,516,066 shares as of November 28, 2017

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016	Notes
Sales	$1,156.9	$1,186.2	$3,959.9	$4,138.5	5
Cost of sales	(835.8)	(836.2)	(2,689.7)	(2,723.2)
Gross margin	321.1	350.0	1,270.2	1,415.3
Selling, general and administrative expenses	(375.9)	(386.5)	(1,237.7)	(1,264.9)
Credit transaction, net	(12.2)	—	2.6	—	3
Other operating income, net	72.5	68.6	221.3	213.6
Operating income	5.5	32.1	256.4	364.0	5
Interest expense, net	(16.6)	(12.7)	(42.7)	(36.4)
(Loss) income before income taxes	(11.1)	19.4	213.7	327.6
Income taxes	7.2	(2.4)	(45.7)	(81.9)	10
Net (loss) income	$(3.9)	$17.0	$168.0	$245.7
Dividends on redeemable convertible preferred shares	(8.2)	(2.2)	(24.6)	(2.2)	7
Net (loss) income attributable to common shareholders	$(12.1)	$14.8	$143.4	$243.5

(Loss) earnings per common share:
Basic	$(0.20)	$0.20	$2.24	$3.19	8
Diluted	$(0.20)	$0.20	$2.24	$3.18	8
Weighted average common shares outstanding:
Basic	60.1	73.5	64.0	76.4	8
Diluted	60.1	73.6	64.1	76.5	8

Dividends declared per common share	$0.31	$0.26	$0.93	$0.78	7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	October 28, 2017			October 29, 2016
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(3.9)			$17.0
Other comprehensive income (loss):
Foreign currency translation adjustments	$(6.5)	$—	(6.5)	$(28.9)	$—	(28.9)
Available-for-sale securities:
Unrealized loss	(0.2)	—	(0.2)	(0.4)	0.2	(0.2)
Cash flow hedges:
Unrealized gain	1.3	(0.4)	0.9	1.9	—	1.9
Reclassification adjustment for (gains) to net income	(0.8)	0.2	(0.6)	(0.2)	0.1	(0.1)
Pension plan:
Actuarial loss	(1.1)	0.2	(0.9)	—	—	—
Reclassification adjustment to net income for amortization of actuarial losses	0.7	(0.1)	0.6	0.4	—	0.4
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	—	(0.4)	(0.5)	0.1	(0.4)
Net curtailment gain and settlement loss	(3.7)	0.7	(3.0)	—	—	—
Total other comprehensive loss	$(10.7)	$0.6	$(10.1)	$(27.7)	$0.4	$(27.3)
Total comprehensive loss			$(14.0)			$(10.3)

	39 weeks ended
	October 28, 2017			October 29, 2016
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$168.0			$245.7
Other comprehensive income (loss):
Foreign currency translation adjustments	$18.6	$—	18.6	$(38.0)	$—	(38.0)
Available-for-sale securities:
Unrealized gain	0.6	(0.3)	0.3	0.3	(0.1)	0.2
Cash flow hedges:
Unrealized gain	4.5	(1.8)	2.7	11.2	(3.0)	8.2
Reclassification adjustment for (gains) losses to net income	(4.1)	1.0	(3.1)	2.4	(0.8)	1.6
Pension plan:
Actuarial loss	(1.1)	0.2	(0.9)	—	—	—
Reclassification adjustment to net income for amortization of actuarial losses	2.2	(0.4)	1.8	1.2	(0.2)	1.0
Reclassification adjustment to net income for amortization of net prior service credits	(1.3)	0.2	(1.1)	(1.5)	0.3	(1.2)
Net curtailment gain and settlement loss	(3.7)	0.7	(3.0)	—	—	—
Total other comprehensive income (loss)	$15.7	$(0.4)	$15.3	$(24.4)	$(3.8)	$(28.2)
Total comprehensive income			$183.3			$217.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	October 28, 2017	January 28, 2017	October 29, 2016	Notes
Assets
Current assets:
Cash and cash equivalents	$113.4	$98.7	$82.7
Accounts receivable, net	640.1	1,858.0	1,581.1	11
Other receivables	80.3	95.9	74.2
Other current assets	145.0	136.3	146.8
Income taxes	17.3	4.4	20.8
Inventories	2,466.1	2,449.3	2,649.4	12
Total current assets	3,462.2	4,642.6	4,555.0
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,162.7, $1,049.4 and $1,015.4, respectively	855.1	822.9	791.1
Goodwill	867.1	517.6	517.0	13
Intangible assets, net	410.4	417.0	419.8	13
Other assets	169.1	165.1	157.5	14
Deferred tax assets	1.3	0.7	—
Retirement benefit asset	35.5	31.9	47.1	22
Total assets	$5,800.7	$6,597.8	$6,487.5
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$291.8	$91.1	$288.8	17
Accounts payable	324.9	255.7	382.2
Accrued expenses and other current liabilities	430.5	478.2	402.9
Deferred revenue	270.3	276.9	256.7	18
Income taxes	—	101.8	4.4
Total current liabilities	1,317.5	1,203.7	1,335.0
Non-current liabilities:
Long-term debt	696.8	1,317.9	1,324.2	17
Other liabilities	244.4	213.7	219.9
Deferred revenue	646.1	659.0	632.1	18
Deferred tax liabilities	143.8	101.4	133.4
Total liabilities	3,048.6	3,495.7	3,644.6
Commitments and contingencies				21
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (January 28, 2017 and October 29, 2016: 0.625 shares outstanding)	613.1	611.9	611.7	6
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 60.4 shares outstanding (January 28, 2017: 68.3 outstanding; October 29, 2016: 69.6 outstanding)	15.7	15.7	15.7
Additional paid-in capital	285.6	280.7	128.5
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 26.8 shares (January 28, 2017: 18.9 shares; October 29, 2016: 17.6 shares)	(1,945.2)	(1,494.8)	(1,338.9)	7
Retained earnings	4,074.9	3,995.9	3,727.8
Accumulated other comprehensive loss	(292.4)	(307.7)	(302.3)	9
Total shareholders’ equity	2,139.0	2,490.2	2,231.2
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$5,800.7	$6,597.8	$6,487.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(in millions)	October 28, 2017	October 29, 2016
Cash flows from operating activities
Net income	$168.0	$245.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147.1	138.8
Amortization of unfavorable leases and contracts	(10.8)	(14.9)
Pension benefit	(3.6)	(1.3)
Share-based compensation	11.0	14.0
Deferred taxation	41.7	60.9
Excess tax benefit from exercise of share awards	—	(1.3)
Credit transaction, net	(30.9)	—
Amortization of debt discount and issuance costs	3.2	2.2
Other non-cash movements	1.5	1.9
Changes in operating assets and liabilities:
Decrease in accounts receivable	286.1	174.0
Proceeds from sale of in-house finance receivables	960.2	—
Decrease in other receivables and other assets	19.6	9.0
Increase in other current assets	(2.5)	(15.4)
Decrease (increase) in inventories	4.6	(217.0)
Increase in accounts payable	39.7	114.1
Decrease in accrued expenses and other liabilities	(5.4)	(82.2)
Decrease in deferred revenue	(29.5)	(2.5)
Decrease in income taxes payable	(115.3)	(62.6)
Pension plan contributions	(2.4)	(2.5)
Net cash provided by operating activities	1,482.3	360.9
Investing activities
Purchase of property, plant and equipment	(166.1)	(195.6)
Purchase of available-for-sale securities	(1.7)	(10.4)
Proceeds from sale of available-for-sale securities	0.9	10.0
Acquisition of R2Net Inc., net of cash acquired	(332.4)	—
Net cash used in investing activities	(499.3)	(196.0)
Financing activities
Dividends paid on common shares	(57.7)	(57.5)
Dividends paid on redeemable convertible preferred shares	(26.9)	—
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	—	611.6
Proceeds from term and bridge loans	350.0	—
Repayments of term and bridge loans	(365.7)	(12.0)
Proceeds from securitization facility	1,745.9	1,837.1
Repayments of securitization facility	(2,345.9)	(1,837.1)
Proceeds from revolving credit facility	605.0	598.0
Repayments of revolving credit facility	(405.0)	(339.0)
Repurchase of common shares	(460.0)	(1,000.0)
Repayments of bank overdrafts	(5.9)	(13.3)
Other financing activities	(4.5)	(6.0)
Net cash used in financing activities	(970.7)	(218.2)
Cash and cash equivalents at beginning of period	98.7	137.7
Increase (decrease) in cash and cash equivalents	12.3	(53.3)
Effect of exchange rate changes on cash and cash equivalents	2.4	(1.7)
Cash and cash equivalents at end of period	$113.4	$82.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2017	$15.7	$280.7	$0.4	$(1,494.8)	$3,995.9	$(307.7)	$2,490.2
Net income	—	—	—	—	168.0	—	168.0
Other comprehensive income	—	—	—	—	—	15.3	15.3
Dividends on common shares	—	—	—	—	(58.7)	—	(58.7)
Dividends on redeemable convertible preferred shares	—	—	—	—	(24.6)	—	(24.6)
Repurchase of common shares	—	—	—	(460.0)	—	—	(460.0)
Net settlement of equity based awards	—	(6.1)	—	9.4	(5.7)	—	(2.4)
Share options exercised	—	—	—	0.2	—	—	0.2
Share-based compensation expense	—	11.0	—	—	—	—	11.0
Balance at October 28, 2017	$15.7	$285.6	$0.4	$(1,945.2)	$4,074.9	$(292.4)	$2,139.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as five reportable segments: the Sterling Jewelers division, the Zale division, which consists of the Zale Jewelry and Piercing Pagoda segments, the UK Jewelry division and Other. The “Other” reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 5 for additional discussion of the Company’s segments.
On September 12, 2017, the Company completed the acquisition of R2Net Inc., a Delaware corporation (“R2Net”). See Note 4 for additional information regarding the acquisition.
In October 2017, the Company, through its subsidiary Sterling Jewelers Inc. (“Sterling”), completed the sale of the prime-only quality portion of Sterling’s in-house finance receivable portfolio to Comenity Bank (“Comenity”). See Note 3 for additional information regarding the transaction.
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
Use of estimates
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of accounts receivable, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, indefinite-lived intangible assets, depreciation and amortization of long-lived assets, as well as accounting for business combinations.
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2018 and Fiscal 2017 refer to the 53 week period ending February 3, 2018 and the 52 week period ending January 28, 2017, respectively. Within these condensed consolidated financial statements, the third quarter of the relevant fiscal years 2018 and 2017 refer to the 13 and 39 weeks ended October 28, 2017 and October 29, 2016, respectively.
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
See Note 9 for additional information regarding the Company’s foreign currency translation.

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
Share-based compensation
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted all aspects of this guidance prospectively in the first quarter of Fiscal 2018 with a policy election to continue to estimate expected forfeitures in determining the amount of share-based compensation expense to be recognized. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations. See Note 10 for additional information regarding the impact on the Company’s results of operations in the first quarter of Fiscal 2018.
New accounting pronouncements to be adopted in future periods
Derivatives and Hedging
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new guidance expands the types of risk management strategies eligible for hedge accounting, refines the documentation and effectiveness assessment requirements and modifies the presentation and disclosure requirements for hedge accounting activities. ASU No. 2017-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Signet is currently assessing the timing of adoption and the impact this guidance will have on the Company’s financial position or results of operations.
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
The FASB has recently issued updates to certain aspects of the guidance to address implementation issues. In March 2016, the FASB issued additional guidance concerning “Principal versus Agent” considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectibility, noncash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as ASU No. 2014-09 guidance discussed above. Management continues to evaluate the impact this ASU, the related amendments and the interpretive guidance will have on the Company's consolidated financial statements.

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

3. Credit transaction, net
In October 2017, Signet, through its subsidiary Sterling, completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity. The following events summarize the credit transaction:
Receivables reclassification: In the second quarter of Fiscal 2018, certain in-house finance receivables that met the criteria for sale to Comenity were reclassified from "held for investment" to "held for sale." Accordingly, the receivables were recorded at the lower of cost (par) or fair value, resulting in the reversal of the related allowance for credit losses of $20.7 million. This reversal was recorded in credit transaction, net in the condensed consolidated income statements for the 39 weeks ended October 28, 2017.
Proceeds received: In October 2017, the Company received $960.2 million in cash consideration reflecting the par value of the receivables sold. In addition, the Company recognized a beneficial interest asset of $10.2 million representing the present value of the cash flows the Company expects to receive under the economic profit sharing agreement related to the receivables sold. The gain upon recognition of the beneficial interest asset was recorded in credit transaction, net in the condensed consolidated income statements for the 13 and 39 weeks ended October 28, 2017.
Expenses: During the 39 weeks ended October 28, 2017, the Company incurred $28.3 million of transaction-related costs. These costs were recorded in credit transaction, net in the condensed consolidated income statements.
Asset-backed securitization facility termination: In October 2017, the Company terminated the asset-backed securitization facility in order to transfer the receivables free and clear. The asset-backed securitization facility had a principal balance outstanding of $600.0 million at the time of termination. The payoff was funded through the proceeds received from the par value of receivables sold. See Note 17 for additional information regarding the asset-backed securitization facility.
Program agreement: Comenity provides credit to prime-only credit quality customers with an initial term of seven years and, unless terminated by either party, additional renewal terms of two years. Under the Program Agreement, Comenity established a program to issue Sterling credit cards to be serviced, marketed and promoted in accordance with the terms of the agreement. Subject to limited exceptions, Comenity is the exclusive issuer of private label credit cards or an installment or other closed end loan product in the United States bearing specified Company trademarks, including “Kay”, “Jared” and specified regional brands, but excluding “Zale”, during the term of the agreement. The pre-existing arrangement with Comenity for the issuing of Zale credit cards will be unaffected by the execution of the Program Agreement. Upon expiration or termination by either party of the Program Agreement, Sterling retains the option to purchase, or arrange the purchase by a third party of, the program assets from Comenity on terms that are no more onerous to Sterling than those applicable to Comenity under the Purchase Agreement, or in the case of a purchase by a third party, on customary terms. Additionally, the Company received a signing bonus, which may be repayable under certain conditions if the Program Agreement is terminated, and a right to receive future payments related to the performance of the credit program under an economic profit sharing agreement. The Program Agreement contains customary representations, warranties and covenants.
Additionally, Signet and Genesis Financial Solutions (“Genesis”) entered into a five-year servicing agreement in October 2017, under which Genesis will provide credit servicing functions for Signet’s existing non-prime accounts receivable, as well as future non-prime account originations. Signet will retain the existing non-prime accounts receivable on its balance sheet and continue to originate the majority of new accounts until the expected completion of the second phase of credit outsourcing.
4. Acquisition
On September 12, 2017, the Company acquired the outstanding shares of R2Net, the owner of online jewelry retailer JamesAllen.com and Segoma Imaging Technologies. The acquisition rapidly enhanced the Company’s digital capabilities and accelerated its OmniChannel strategy, while adding a millennial-focused online retail brand to the Company’s portfolio. The Company paid $332.4 million, net of acquired cash of $47.3 million, for R2Net. The merger agreement provides for a post-closing working capital adjustment which is anticipated to be finalized during the fourth quarter of Fiscal 2018. The total consideration paid was funded with a $350 million bridge loan. See Note 17 for additional information regarding the bridge loan.
The transaction was accounted for as a business combination during the third quarter of Fiscal 2018 with R2Net becoming a wholly-owned consolidated subsidiary of Signet. Prior to closing the acquisition, the Company incurred approximately $9.4 million of acquisition-related costs for professional services during the 39 weeks ended October 28, 2017. Acquisition-related costs were recorded as selling, general and administrative expenses in the condensed consolidated income statements. The results of R2Net subsequent to the acquisition date are reported as a component of the results of the Sterling Jewelers division. See Note 5 for segment information. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed are recorded at their estimated fair values on the acquisition date, with the remaining unallocated net purchase price recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected synergies and will not be deductible for tax purposes. As of October 28, 2017, the Company is in the process of finalizing the net assets acquired in the acquisition, most notably, the identification and valuation of intangible assets, including tradenames and technology-related assets. The following table summarizes the preliminary fair values identified for the assets acquired and liabilities assumed in the R2Net acquisition as of September 12, 2017:

(in millions)	Initial amounts
Cash and cash equivalents	$47.3
Inventories	12.1
Other current assets	9.7
Property, plant and equipment	3.5
Current liabilities	(41.4)
Fair value of net assets acquired	31.2
Goodwill(1)	348.5
Total consideration transferred	$379.7

(1)
The amount of goodwill generated will be adjusted for any additional assets or liabilities identified by the Company or for any adjustments to the preliminary fair values identified for the assets acquired and liabilities assumed in the R2Net acquisition reflected above.

5. Segment information
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
The Sterling Jewelers division operates in all 50 US states. Its stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Jewelers Outlet) and Jared (Jared The Galleria Of Jewelry and Jared Vault). The division also operates a variety of mall-based regional brands and the JamesAllen.com website, which was acquired in the R2Net acquisition. The results for the Sterling Jewelers division include R2Net results for the 47 day period since September 12, 2017, the date of acquisition. See Note 4 for additional information.
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
The Other reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones, that are below the quantifiable threshold for separate disclosure as a reportable segment and unallocated corporate administrative functions. Acquisition-related costs incurred prior to closing the R2Net transaction are reported within the Other reportable segment.

	13 weeks ended			39 weeks ended
(in millions)	October 28, 2017		October 29, 2016	October 28, 2017		October 29, 2016
Sales:
Sterling Jewelers	$698.7		$712.5	$2,437.8		$2,532.3
Zale Jewelry	268.2		282.4	933.7		994.8
Piercing Pagoda	55.4		53.4	187.4		179.4
UK Jewelry	128.4		130.3	382.8		419.5
Other	6.2		7.6	18.2		12.5
Total sales	$1,156.9		$1,186.2	$3,959.9		$4,138.5

Operating income:
Sterling Jewelers	$73.7	(1)	$78.6	$362.6	(2)	$417.8
Zale Jewelry	(15.7)		(19.3)	(12.4)		(0.5)
Piercing Pagoda	(4.2)		(5.4)	—		2.2
UK Jewelry	(1.7)		—	(1.9)		3.0
Other	(46.6)	(3)	(21.8)	(91.9)	(4)	(58.5)
Total operating income	$5.5		$32.1	$256.4		$364.0

(1)
For the 13 weeks ended October 28, 2017, amount includes $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables. See Note 3 for additional information.

(2)
For the 39 weeks ended October 28, 2017, amount includes $20.7 million gain related to the reversal of the allowance for credit losses for the in-house receivables sold, as well as the $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables. See Note 3 for additional information.

(3)
For the 13 weeks ended October 28, 2017, amount includes $22.4 million of transaction costs related to the credit transaction and $8.1 million of R2Net acquisition costs. See Note 3 and Note 4 for additional information regarding credit transaction and acquisition of R2Net, respectively.

(4)
For the 39 weeks ended October 28, 2017, amount includes $28.3 million of transaction costs related to the credit transaction, $9.4 million of R2Net acquisition costs, and $3.4 million of CEO transition costs. See Note 3 and Note 4 for additional information regarding credit transaction and acquisition of R2Net, respectively.

(in millions)	October 28, 2017	January 28, 2017	October 29, 2016
Total assets:
Sterling Jewelers	$3,260.0	$4,015.4	$3,715.6
Zale Jewelry	1,885.0	1,940.7	2,061.7
Piercing Pagoda	139.8	141.6	136.1
UK Jewelry	404.8	372.6	407.1
Other	111.1	127.5	167.0
Total assets	$5,800.7	$6,597.8	$6,487.5
6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Convertible Preference Shares (“preferred shares”) to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears. Refer to Note 7 for additional discussion of the Company’s dividends on preferred shares.

(in millions, except conversion rate and conversion price)	October 28, 2017	January 28, 2017	October 29, 2016
Conversion rate	10.7707	10.6529	10.6529
Conversion price	$92.8445	$93.8712	$93.8712
Potential impact of preferred shares if-converted to common shares	6.7	6.7	6.7
Liquidation preference	$632.8	$636.3	$627.1

In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the preferred shares carrying value, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $1.8 million as of October 28, 2017 (January 28, 2017 and October 29, 2016: $0.6 million and $0.1 million, respectively). Accretion of $0.4 million and $1.2 million was recorded to preferred shares in the condensed consolidated balance sheets during the 13 and 39 weeks ended October 28, 2017, respectively ($0.1 million for the 13 and 39 weeks ended October 29, 2016).
7. Shareholders’ equity
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
Common shares repurchased during the 39 weeks ended October 28, 2017 and October 29, 2016 were as follows:

		39 weeks ended October 28, 2017			39 weeks ended October 29, 2016
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	8.1	$460.0	$56.91	8.7	$706.9	$81.32
2013 Program(2)	$350.0	n/a	n/a	n/a	1.2	135.6	$111.26
Total		8.1	$460.0	$56.91	9.9	$842.5	$85.00

(1)	The 2016 Program had $50.6 million remaining as of October 28, 2017.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.
In June 2017, the Board of Directors authorized a new program to repurchase $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice. The total authorization remaining under all authorized programs as of October 28, 2017 was $650.6 million.
Dividends on common shares

	Fiscal 2018		Fiscal 2017
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.31	$21.3	$0.26	$20.4
Second quarter	0.31	18.7	0.26	19.7
Third quarter(1)	0.31	18.7	0.26	18.1
Total	$0.93	$58.7	$0.78	$58.2

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 28, 2017 and October 29, 2016, $18.7 million and $18.1 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the third quarter of Fiscal 2018 and Fiscal 2017, respectively.

Dividends on preferred shares

	Fiscal 2018	Fiscal 2017
(in millions)	Total cash dividends	Total cash dividends
First quarter	$7.8	$—
Second quarter	7.8	—
Third quarter(1)	7.8	—
Total	$23.4	$—

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 28, 2017 and October 29, 2016, $7.8 million and $2.1 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the third quarter of Fiscal 2018 and Fiscal 2017, respectively.

There were no cumulative undeclared dividends on the preferred shares that reduced net (loss) income attributable to common shareholders during the 13 and 39 weeks ended October 28, 2017 ($2.1 million for the 13 and 39 weeks ended October 29, 2016). In addition, deemed dividends of $0.4 million and $1.2 million related to accretion of issuance costs associated with the preferred shares was recognized during the 13 and 39 weeks ended October 28, 2017, respectively ($0.1 million for the 13 and 39 weeks ended October 29, 2016). See Note 6 for additional discussion of the Company’s preferred shares.
8. Earnings (loss) per common share (“EPS”)
During Fiscal 2018, basic EPS is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator:
Net (loss) income attributable to common shareholders	$(12.1)	$14.8	$143.4	$243.5
Denominator:
Weighted average common shares outstanding	60.1	73.5	64.0	76.4
EPS – basic	$(0.20)	$0.20	$2.24	$3.19
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares and restricted stock units issued under the Omnibus Plan and stock options issued under the Share Saving Plans and Executive Plans. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which preferred shares are dilutive, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net (loss) income attributable to common shareholders. See Note 6 for additional discussion of the Company’s preferred shares. The computation of diluted EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator:
Net (loss) income attributable to common shareholders	$(12.1)	$14.8	$143.4	$243.5
Add: Dividends on preferred shares	—	—	—	—
Numerator for diluted EPS	$(12.1)	$14.8	$143.4	$243.5

Denominator:
Weighted average common shares outstanding	60.1	73.5	64.0	76.4
Plus: Dilutive effect of share awards	—	0.1	0.1	0.1
Diluted weighted average common shares outstanding	60.1	73.6	64.1	76.5

EPS – diluted	$(0.20)	$0.20	$2.24	$3.18
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

(in millions)	October 28, 2017	October 29, 2016
Share awards	0.3	0.3
Potential impact of preferred shares	6.7	6.7
Total anti-dilutive shares	7.0	7.0

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at January 28, 2017	$(263.4)	$(0.4)	$2.4	$(55.5)	$9.2	$(307.7)
Other comprehensive income (“OCI”) before reclassifications	18.6	0.3	2.7	(0.9)	—	20.7
Amounts reclassified from AOCI to net income	—	—	(3.1)	4.0	(6.3)	(5.4)
Net current period OCI	18.6	0.3	(0.4)	3.1	(6.3)	15.3
Balance at October 28, 2017	$(244.8)	$(0.1)	$2.0	$(52.4)	$2.9	$(292.4)
The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		39 weeks ended
(in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.8)	$(0.4)	$(3.0)	$(1.0)	Cost of sales (see Note 15)
Interest rate swaps	—	0.5	0.4	1.7	Interest expense, net (see Note 15)
Commodity contracts	—	(0.3)	(1.5)	1.7	Cost of sales (see Note 15)
Total before income tax	(0.8)	(0.2)	(4.1)	2.4
Income taxes	0.2	0.1	1.0	(0.8)
Net of tax	(0.6)	(0.1)	(3.1)	1.6

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.7	0.4	2.2	1.2	Selling, general and administrative expenses(1)
Amortization of unrecognized net prior service credits	(0.4)	(0.5)	(1.3)	(1.5)	Selling, general and administrative expenses(1)
Net curtailment gain and settlement loss	(3.7)	—	(3.7)	—	Selling, general and administrative expenses(1)
Total before income tax	(3.4)	(0.1)	(2.8)	(0.3)
Income taxes	0.6	0.1	0.5	0.1
Net of tax	(2.8)	—	(2.3)	(0.2)

Total reclassifications, net of tax	$(3.4)	$(0.1)	$(5.4)	$1.4

(1)	These items are included in the computation of net periodic pension benefit. See Note 22 for additional information.

10. Income taxes

	39 weeks ended
	October 28, 2017	October 29, 2016
Forecasted annual effective tax rate	21.2%	25.0%
Discrete items recognized	0.2%	—%
Effective tax rate recognized in income statement	21.4%	25.0%
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
During the 39 weeks ended October 28, 2017, the Company’s forecasted annual effective tax rate was lower than the US federal income tax rate primarily due to the favorable impact of foreign tax rate differences and benefits from global reinsurance and financing arrangements. The forecasted annual effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
There has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified as of January 28, 2017.
11. Accounts receivable, net
In October 2017, the Company completed the sale of a portion of the Sterling Jewelers customer in-house finance receivables. The receivables sold, which were classified as "held for sale" as of the second quarter of Fiscal 2018, are no longer reported within the condensed consolidated balance sheets. See Note 3 for additional information regarding the sale of the prime portion of the customer in-house finance receivable portfolio.
Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment.

(in millions)	October 28, 2017	January 28, 2017	October 29, 2016
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$597.7	$1,813.3	$1,546.3
Zale customer in-house finance receivables	32.3	33.4	26.4
Other accounts receivable	10.1	11.3	8.4
Total accounts receivable, net	$640.1	$1,858.0	$1,581.1
Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.
During the third quarter of Fiscal 2016, Signet implemented a program to provide in-house credit to customers in the Zale division’s US locations. The allowance for credit losses associated with Zale customer in-house finance receivables was immaterial as of October 28, 2017, January 28, 2017 and October 29, 2016. Effective October 20, 2017, the Zale customer in-house financing programs are being underwritten and serviced by a third party for newly originated balances after the effective date.
Other accounts receivable is comprised primarily of accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $6.7 million (January 28, 2017 and October 29, 2016: $11.0 million and $7.7 million, respectively).

The allowance for credit losses associated with the portion of Sterling Jewelers customer in-house finance receivables previously classified as “held for sale” was reversed during the second quarter of Fiscal 2018. The activity in the allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below:

	39 weeks ended
(in millions)	October 28, 2017	October 29, 2016
Beginning balance	$(138.7)	$(130.0)
Charge-offs, net	160.9	143.1
Recoveries	30.1	26.8
Provision	(181.8)	(172.9)
Reversal of allowance on receivables previously held for sale	20.7	—
Ending balance	$(108.8)	$(133.0)
Ending receivable balance evaluated for impairment	706.5	1,679.3
Sterling Jewelers customer in-house finance receivables, net	$597.7	$1,546.3
Net bad debt expense is defined as the provision expense less recoveries.
The credit quality indicator and age analysis of Sterling Jewelers customer in-house finance receivables are shown below:

	October 28, 2017		January 28, 2017		October 29, 2016
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing:
Current, aged 0 – 30 days	$586.5	$(50.3)	$1,538.2	$(47.2)	$1,294.9	$(39.3)
Past due, aged 31 – 60 days	40.3	(3.5)	282.0	(9.0)	250.6	(8.1)
Past due, aged 61 – 90 days	27.1	(2.4)	51.6	(2.3)	50.7	(2.5)
Non Performing:
Past due, aged more than 90 days	52.6	(52.6)	80.2	(80.2)	83.1	(83.1)
	$706.5	$(108.8)	$1,952.0	$(138.7)	$1,679.3	$(133.0)

	October 28, 2017		January 28, 2017		October 29, 2016
(as a % of the ending receivable balance)	Gross	Valuation allowance	Gross	Valuation allowance	Gross	Valuation allowance
Performing
Current, aged 0 – 30 days	83.0%	8.6%	78.8%	3.1%	77.2%	3.0%
Past due, aged 31 – 60 days	5.7%	8.7%	14.5%	3.2%	14.9%	3.2%
Past due, aged 61 – 90 days	3.8%	8.9%	2.6%	4.5%	3.0%	4.9%
Non Performing
Past due, aged more than 90 days	7.5%	100.0%	4.1%	100.0%	4.9%	100.0%
	100.0%	15.4%	100.0%	7.1%	100.0%	7.9%
Securitized credit card receivables
The Sterling Jewelers division previously securitized its credit card receivables through its Sterling Jewelers Receivables Master Note Trust. As a condition of closing the credit transaction, the Company terminated the asset-backed securitization facility to transfer the receivables free and clear. See Note 17 for additional information regarding the asset-backed securitization facility.

12. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	October 28, 2017	January 28, 2017	October 29, 2016
Raw materials	$68.2	$60.8	$71.2
Finished goods	2,397.9	2,388.5	2,578.2
Total inventories	$2,466.1	$2,449.3	$2,649.4
13. Goodwill and intangibles
In connection with the acquisition of R2Net on September 12, 2017, the Company recognized $348.5 million of goodwill, which is reported in the Sterling Jewelers segment. The amount of goodwill generated will be adjusted for any additional assets or liabilities identified by the Company or for any adjustments to the preliminary fair values identified for the assets acquired and liabilities assumed in the R2Net acquisition.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at January 30, 2016	$23.2	$488.7	$—	$—	$3.6	$515.5
Impact of foreign exchange	—	2.1	—	—	—	2.1
Balance at January 28, 2017	23.2	490.8	—	—	3.6	517.6
Acquisitions	348.5	—	—	—	—	348.5
Impact of foreign exchange	—	1.0	—	—	—	1.0
Balance at October 28, 2017	$371.7	$491.8	$—	$—	$3.6	$867.1
There have been no goodwill impairment losses recognized during the fiscal periods presented in the condensed consolidated income statements.
Intangibles
The following table provides detail regarding the composition of intangible assets and liabilities:

		October 28, 2017			January 28, 2017			October 29, 2016
(in millions)	Balance sheet location	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Trade names	Intangible assets, net	$1.5	$(1.0)	$0.5	$1.4	$(0.8)	$0.6	$1.4	$(0.7)	$0.7
Favorable leases	Intangible assets, net	47.9	(44.1)	3.8	47.6	(36.0)	11.6	47.5	(32.6)	14.9
Total definite-lived intangible assets		49.4	(45.1)	4.3	49.0	(36.8)	12.2	48.9	(33.3)	15.6
Indefinite-lived trade names	Intangible assets, net	406.1	—	406.1	404.8	—	404.8	404.2	—	404.2
Total intangible assets, net		$455.5	$(45.1)	$410.4	$453.8	$(36.8)	$417.0	$453.1	$(33.3)	$419.8
Definite-lived intangible liabilities:
Unfavorable leases	Other liabilities	$(48.5)	$45.4	$(3.1)	$(48.3)	$38.2	$(10.1)	$(48.1)	$34.7	$(13.4)
Unfavorable contracts	Other liabilities	(65.6)	37.6	(28.0)	(65.6)	33.5	(32.1)	(65.6)	32.1	(33.5)
Total intangible liabilities, net		$(114.1)	$83.0	$(31.1)	$(113.9)	$71.7	$(42.2)	$(113.7)	$66.8	$(46.9)
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

14. Other assets

(in millions)	October 28, 2017	January 28, 2017	October 29, 2016
Deferred ESP selling costs	$86.0	$86.1	$81.8
Investments(1)	28.7	27.2	27.5
Other assets	54.4	51.8	48.2
Total other assets	$169.1	$165.1	$157.5
(1)     All investments are classified as available-for-sale and reported at fair value.
In addition, other current assets include deferred direct selling costs in relation to the sale of extended service plans and lifetime warranty agreements (“ESP”) of $29.3 million as of October 28, 2017 (January 28, 2017 and October 29, 2016: $29.4 million and $27.6 million, respectively).
15. Derivatives
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
The main external sources of funding are a senior unsecured credit facility and senior unsecured notes as described in Note 17.
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
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of October 28, 2017 was $38.4 million (January 28, 2017 and October 29, 2016: $37.8 million and $27.8 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (January 28, 2017 and October 29, 2016: 12 months and 15 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of October 28, 2017 was $48.1 million (January 28, 2017 and October 29, 2016: $117.8 million and $53.2 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of October 28, 2017 was 19,000 ounces of gold (January 28, 2017 and October 29, 2016: 94,000 ounces and 57,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (January 28, 2017 and October 29, 2016: 12 months and 15 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of October 28, 2017, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	October 28, 2017	January 28, 2017	October 29, 2016
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.2	$1.4	$3.5
Commodity contracts	Other current assets	0.7	—	0.6
Interest rate swaps	Other assets	1.3	0.4	—
		$2.2	$1.8	$4.1

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	1.8	—
Total derivative assets		$2.2	$3.6	$4.1

	Fair value of derivative liabilities
(in millions)	Balance sheet location	October 28, 2017	January 28, 2017	October 29, 2016
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.7)	$(0.2)	$—
Commodity contracts	Other current liabilities	—	(3.4)	(0.7)
Interest rate swaps	Other liabilities	—	—	(2.3)
		$(0.7)	$(3.6)	$(3.0)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.6)	—	(0.1)
Total derivative liabilities		$(1.3)	$(3.6)	$(3.1)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	October 28, 2017	January 28, 2017	October 29, 2016
Foreign currency contracts	$—	$4.1	$6.4
Commodity contracts	1.5	(2.1)	3.8
Interest rate swaps	1.3	0.4	(2.3)
Gains recorded in AOCI	$2.8	$2.4	$7.9
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated income statements:
Foreign currency contracts

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Gains recorded in AOCI, beginning of period		$0.6	$3.8	$4.1	$1.4
Current period (losses) gains recognized in OCI		0.2	3.0	(1.1)	6.0
Gains reclassified from AOCI to net income	Cost of sales	(0.8)	(0.4)	(3.0)	(1.0)
Gains recorded in AOCI, end of period		$—	$6.4	$—	$6.4

Commodity contracts

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Gains (losses) recorded in AOCI, beginning of period		$1.0	$6.2	$(2.1)	$(3.7)
Current period (losses) gains recognized in OCI		0.5	(2.1)	5.1	5.8
(Gains) losses reclassified from AOCI to net income	Cost of sales	—	(0.3)	(1.5)	1.7
Gains recorded in AOCI, end of period		$1.5	$3.8	$1.5	$3.8
Interest rate swaps

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Gains (losses) recorded in AOCI, beginning of period		$0.7	$(3.8)	$0.4	$(3.4)
Current period gains (losses) recognized in OCI		0.6	1.0	0.5	(0.6)
Losses reclassified from AOCI to net income	Interest expense, net	—	0.5	0.4	1.7
Gains (losses) recorded in AOCI, end of period		$1.3	$(2.3)	$1.3	$(2.3)
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 and 39 weeks ended October 28, 2017 and October 29, 2016. Based on current valuations, the Company expects approximately $2.0 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated income statements:

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$(0.1)	$1.6	$3.1	$3.2
16. Fair value measurement
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

	October 28, 2017			January 28, 2017			October 29, 2016
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$7.7	$7.7	$—	$8.1	$8.1	$—	$8.3	$8.3	$—
Corporate equity securities	4.1	4.1	—	3.8	3.8	—	3.6	3.6	—
Foreign currency contracts	0.2	—	0.2	3.2	—	3.2	3.5	—	3.5
Commodity contracts	0.7	—	0.7	—	—	—	0.6	—	0.6
Interest rate swaps	1.3		1.3	0.4	—	0.4	—	—	—
US government agency securities	5.4	—	5.4	4.4	—	4.4	4.5	—	4.5
Corporate bonds and notes	11.5	—	11.5	10.9	—	10.9	11.1	—	11.1
Total assets	$30.9	$11.8	$19.1	$30.8	$11.9	$18.9	$31.6	$11.9	$19.7

Liabilities:
Foreign currency contracts	$(1.3)	$—	$(1.3)	$(0.2)	$—	$(0.2)	$(0.1)	$—	$(0.1)
Commodity contracts	—	—	—	(3.4)	—	(3.4)	(0.7)	—	(0.7)
Interest rate swaps	—	—	—	—	—	—	(2.3)	—	(2.3)
Total liabilities	$(1.3)	$—	$(1.3)	$(3.6)	$—	$(3.6)	$(3.1)	$—	$(3.1)
Investments in US Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, foreign currency forward rates or commodity forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 15 for additional information related to the Company’s derivatives.
The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, other liabilities, income taxes and the revolving credit facility approximate fair value because of the short-term maturity of these amounts.
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 17 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at October 28, 2017, January 28, 2017 and October 29, 2016 were as follows:

	October 28, 2017		January 28, 2017		October 29, 2016
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$394.3	$398.8	$393.7	$391.2	$393.4	$390.5
Securitization facility (Level 2)	—	—	599.7	600.0	599.6	600.0
Term loan (Level 2)	330.0	332.9	345.1	348.6	349.3	353.0
Total	$724.3	$731.7	$1,338.5	$1,339.8	$1,342.3	$1,343.5

17. Loans, overdrafts and long-term debt

(in millions)	October 28, 2017	January 28, 2017	October 29, 2016
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$398.9	$398.8	$398.7
Securitization facility	—	600.0	600.0
Senior unsecured term loan	332.9	348.6	353.0
Revolving credit facility	256.0	56.0	259.0
Bank overdrafts	8.3	14.2	11.1
Total debt	$996.1	$1,417.6	$1,621.8
Less: Current portion of loans and overdrafts	(291.8)	(91.1)	(288.8)
Less: Unamortized capitalized debt issuance fees	(7.5)	(8.6)	(8.8)
Total long-term debt	$696.8	$1,317.9	$1,324.2
Revolving credit facility and term loan (the “Credit Facility”)
The Company’s Credit Facility contains a $700 million senior unsecured multi-currency multi-year revolving credit facility and a $357.5 million senior unsecured term loan facility. The maturity date for the Credit Facility, including both individual facilities disclosed above, is July 2021.
Capitalized fees associated with the revolving credit facility as of October 28, 2017 total $2.6 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of October 28, 2017 was $1.1 million (January 28, 2017 and October 29, 2016: $0.8 million and $0.7 million, respectively). Amortization relating to these fees of $0.1 million and $0.3 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 39 weeks ended October 28, 2017, respectively ($0.1 million and $0.3 million for the 13 and 39 weeks ended October 29, 2016, respectively). As of October 28, 2017, January 28, 2017 and October 29, 2016, the Company had stand-by letters of credit outstanding of $15.7 million, $15.3 million and $14.8 million, respectively, that reduce remaining borrowing availability. The revolving credit facility had a weighted average interest rate of 2.45% and 1.68% during the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.
Capitalized fees associated with the term loan facility as of October 28, 2017 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of October 28, 2017 was $3.3 million (January 28, 2017 and October 29, 2016: $2.7 million and $2.5 million, respectively). Amortization relating to these fees of $0.2 million and $0.6 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 39 weeks ended October 28, 2017, respectively ($0.2 million and $0.7 million for the 13 and 39 weeks ended October 29, 2016, respectively). Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 15, the term loan had a weighted average interest rate of 2.34% and 1.74% during the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.
Senior unsecured notes due 2024
Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.700% senior unsecured notes due in 2024 (the “Notes”). The Notes were issued under an effective registration statement previously filed with the SEC. The Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries (such subsidiaries, the “Guarantors”). See Note 23 for additional information.
Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of October 28, 2017 was $2.4 million (January 28, 2017 and October 29, 2016: $1.9 million and $1.7 million, respectively). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to these fees of $0.2 million and $0.5 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 39 weeks ended October 28, 2017, respectively ($0.2 million and $0.5 million for the 13 and 39 weeks ended October 29, 2016, respectively).

Asset-backed securitization facility
The Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”) and issued two-year revolving asset-backed variable funding notes. As a condition of closing the credit transaction disclosed in Note 3, during the third quarter of Fiscal 2018, the Company terminated the asset-backed securitization facility, which had a principal balance outstanding of $600.0 million, in order to transfer the receivables free and clear. Unamortized capitalized fees of $0.2 million associated with the asset-backed securitization facility were written-off during the third quarter of Fiscal 2018. Capitalized fees previously totaled $3.4 million, offset by accumulated amortization of $3.4 million as of October 28, 2017 (January 28, 2017 and October 29, 2016: $3.1 million and $3.0 million, respectively). Amortization relating to these fees of $0.2 million and $0.3 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 39 weeks ended October 28, 2017 ($0.1 million and $0.6 million for the 13 and 39 weeks ended October 29, 2016, respectively). The asset-backed securitization facility had a weighted average interest rate of 2.50% and 1.98% during the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.
Unsecured term loan (the “Bridge Loan”)
In conjunction with the acquisition of R2Net, Signet entered into a $350 million unsecured term loan to finance the transaction. The Company executed and repaid the Bridge Loan during the 13 weeks ended October 28, 2017. The Bridge Loan contained customary fees in addition to interest incurred on borrowings. Fees incurred of $1.4 million and interest of $0.9 million relating to the Bridge Loan were expensed during the 13 and 39 weeks ended October 28, 2017.
Other
As of October 28, 2017, January 28, 2017 and October 29, 2016, the Company was in compliance with all debt covenants.
18. Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions and other as follows:

(in millions)	October 28, 2017	January 28, 2017	October 29, 2016
Sterling Jewelers ESP deferred revenue	$717.6	$737.4	$710.2
Zale ESP deferred revenue	165.2	168.2	155.2
Voucher promotions and other	33.6	30.3	23.4
Total deferred revenue	$916.4	$935.9	$888.8

Disclosed as:
Current liabilities	$270.3	$276.9	$256.7
Non-current liabilities	646.1	659.0	632.1
Total deferred revenue	$916.4	$935.9	$888.8
ESP deferred revenue

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Sterling Jewelers ESP deferred revenue, beginning of period	$732.7	$720.3	$737.4	$715.1
Plans sold	47.9	52.8	176.7	190.4
Revenue recognized	(63.0)	(62.9)	(196.5)	(195.3)
Sterling Jewelers ESP deferred revenue, end of period	$717.6	$710.2	$717.6	$710.2

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Zale ESP deferred revenue, beginning of period	$169.5	$156.2	$168.2	$146.1
Plans sold(1)	25.0	28.3	89.6	100.8
Revenue recognized	(29.3)	(29.3)	(92.6)	(91.7)
Zale ESP deferred revenue, end of period	$165.2	$155.2	$165.2	$155.2

(1)	Includes impact of foreign exchange translation.

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

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Warranty reserve, beginning of period	$39.3	$40.4	$40.0	$41.9
Warranty expense	3.1	3.7	7.9	9.4
Utilized(1)	(3.1)	(3.6)	(8.6)	(10.8)
Warranty reserve, end of period	$39.3	$40.5	$39.3	$40.5

(1)	Includes impact of foreign exchange translation.

(in millions)	October 28, 2017	January 28, 2017	October 29, 2016
Disclosed as:
Current liabilities	$12.2	$13.0	$12.9
Non-current liabilities	27.1	27.0	27.6
Total warranty reserve	$39.3	$40.0	$40.5
20. Share-based compensation
Signet recorded share-based compensation expense of $4.3 million and $11.0 million for the 13 and 39 weeks ended October 28, 2017, respectively, related to the Omnibus Plan and Share Saving Plans (13 and 39 weeks ended October 29, 2016: $5.2 million and $14.0 million).
21. Commitments and contingencies
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. A hearing on the class certification motion was held in late February 2014. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015. SJI filed its opposition to Claimants’ Motion for Reconsideration on March 4, 2015. Claimants’ reply was filed on March 16, 2015. Claimants’ Motion was denied in an order issued April 27, 2015. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015. Claimants’ opposition was filed on March 23, 2015 and SJI’s reply was filed on April 3, 2015. SJI’s motion was heard on May 4, 2015. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit. Claimants filed their opposition on December 2, 2015. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the Southern District’s November 16, 2015 Opinion and Order. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims. SJI filed its opposition on May 12, 2015. Claimants’ reply was filed on May 22, 2015. Claimants’ motion was granted on June 15, 2015. Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice on March 6, 2015. SJI’s opposition was filed on May 1, 2015. Claimants filed their reply on June 5, 2015. The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016. Claimants filed their opposition on April 4, 2016. The arbitrator denied SJI’s Motion on April 5, 2016. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period. Claimants filed their opposition brief on April 11, 2016, SJI filed its reply on April 20, 2016, and oral argument was heard on SJI’s Motion on May 11, 2016. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals. SJI’s brief was filed September 13, 2016, and Claimants’ brief was filed on December 13, 2016, SJI filed its reply brief on January 10, 2017, and oral argument was heard on May 9, 2017. On June 1, 2017 the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016, and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016. Claimants’ opposition was filed on June 3, 2016. The matter was fully briefed and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. Approximately 10,314 current and former employees submitted consent forms to opt in to the collective action; however, some have withdrawn their consents. The number of valid consents is disputed and yet to be determined. SJI believes the number of valid consents to be approximately 9,124. On July 24, 2017, the United States Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The matter was fully briefed and an oral argument was heard on October 16, 2017. The parties await a ruling. On November 9, 2017, Claimants filed in the arbitration disclosures identifying witnesses, exhibits and deposition designations to be used at trial. SJI’s disclosures are due December 7, 2017. On November 10, 2017 SJI filed in the arbitration motions for summary judgment, and for decertification, of Claimants’ Equal Pay Act and Title VII promotions claims. Claimants’ opposition briefs to these motions are due for filing on December 8, 2017. We anticipate trial in the arbitration to begin the week of April 16, 2018, or as soon thereafter as the Arbitrator’s schedule permits.
SJI denies the allegations of the Claimants and has been defending the case vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. This suit was settled on May 5, 2017, as further described below. The EEOC’s lawsuit alleged that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserted claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014, the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The parties fully briefed the appeal and oral argument occurred on May 5, 2015. On September 9, 2015, the United States Court of Appeals for the Second Circuit issued a decision vacating the District Court’s order and remanding the case back to the District Court for further proceedings. SJI filed a Petition for Panel Rehearing and En Banc Review with the United States Court of Appeals for the Second Circuit, which was denied on December 1, 2015. On December 4, 2015, SJI filed in the United States Court of Appeals for the Second Circuit a Motion Of Appellee Sterling Jewelers Inc. For Stay Of Mandate Pending Petition For Writ Of Certiorari. The Motion was granted by the Second Circuit on December 10, 2015. SJI filed a Petition For Writ Of Certiorari in the Supreme Court of the United States on April 29, 2016, which was denied. The case was remanded to the Western District of New York and on November 2, 2016, the Court issued a case scheduling order. On January 25, 2017, the parties filed a joint motion to extend case scheduling order deadlines. The motion was granted on January 27,

2017. On May 5, 2017 the U.S. District Court for the Western District of New York approved and entered the Consent Decree jointly proposed by the EEOC and SJI, resolving all of the EEOC’s claims against SJI in this litigation for various injunctive relief including but not limited to the appointment of an employment practices expert to review specific policies and practices, a compliance officer to be employed by SJI, as well as obligations relative to training, notices, reporting and record-keeping. The Consent Decree does not require an outside third party monitor or require any monetary payment. The duration of the Consent Decree is three years and three months, expiring on August 4, 2020.
Prior to the Acquisition, Zale Corporation was a defendant in three class action lawsuits: Tessa Hodge v. Zale Delaware, Inc., d/b/a Piercing Pagoda which was filed on April 23, 2013 in the Superior Court of the State of California, County of San Bernardino; Naomi Tapia v. Zale Corporation which was filed on July 3, 2013 in the US District Court, Southern District of California; and Melissa Roberts v. Zale Delaware, Inc. which was filed on October 7, 2013 in the Superior Court of the State of California, County of Los Angeles. All three cases include allegations that Zale Corporation violated various wage and hour labor laws. Relief was sought on behalf of current and former Piercing Pagoda and Zale Corporation’s employees. The lawsuits sought to recover damages, penalties and attorneys’ fees as a result of the alleged violations. Without admitting or conceding any liability, the Company reached an agreement to settle the Hodge and Roberts matters for an immaterial amount. Final approval of the settlement was granted on March 9, 2015 and the settlement was implemented. On December 28, 2016, the Company participated in a mediation of the Tapia class action. The mediation resulted in a settlement agreement. The settlement resolved various California wage and hour claims involving all current and former employees of Zale Delaware Inc. d/b/a Zale Corporation who were designated as nonexempt and worked in California at any time from July 3, 2010 to present. The Court granted final approval of the settlement on July 14, 2017. In August 2017, the settlement was funded and the settlement funds were disbursed.
On May 13, 2017, the Company received notice that a Class Action Complaint against Sterling Jewelers Inc. and Signet Jewelers Ltd. was filed by Veronica Masten in the Superior Court of California, County of Los Angeles, alleging violations of various wage and hour labor laws. In Masten, Plaintiff seeks to certify two separate classes comprising all current and former hourly-paid employees employed by in jewelry stores in California, and all current and former California employees that received a wage statement “during the applicable liability period.” The Company was served with the Class Acton Complaint on May 16, 2017. The Company filed its Answer to the Complaint on June 13, 2017. On June 14, 2017, the Company removed this matter to the United States District Court for the Central District of California. A joint scheduling conference was held on September 18, 2017, during which the Court scheduled pretrial dates and trial for May 2019. The parties are currently engaged in discovery.
SJI denies the allegations of the Plaintiff and will defend the case vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation can be estimated.
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
On September 1, 2017, Josanne Aungst filed a putative shareholder derivative action entitled Aungst v. Light, et al., No. CV-2017-3665, in the Court of Common Pleas for Summit County Ohio. The complaint in this action, which purports to have been brought by Ms. Aungst on behalf of the Company, names certain current and former directors and officers of the Company as defendants and alleges claims for breach of fiduciary duty, abuse of control, and gross mismanagement.  The complaint challenges certain public disclosures and conduct relating to the allegations that were raised by the claimants in the Arbitration. The complaint also alleges that the Company’s share price was artificially inflated as a result of alleged misrepresentations and omissions. The complaint seeks money damages on behalf of the Company, changes to the Company’s corporate governance, and other equitable relief, as well as plaintiff’s legal fees and costs. The Company and Defendants moved to dismiss the complaint on October 30, 2017.

The Company believes that the claims brought in these shareholder actions are without merit and cannot estimate a range of potential liability, if any, at this time.
Regulatory Matters
On September 6, 2017, the Consumer Financial Protection Bureau (“CFPB”) notified Signet that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against Signet, alleging that Signet violated §§ 1031 and 1036 of the Consumer Financial Protection Act of 2010, 12 U.S.C. §§ 5531, 5536, and the Truth in Lending Act, 15 U.S.C. § 1601 et seq., and its implementing regulation, relating to in-store: credit practices, promotions, and payment protection products. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. This notice stems from an inquiry that commenced in late 2016 when Signet received and responded to an initial Civil Investigative Demand. Signet has cooperated and continues to fully cooperate with the CFPB. On September 27, 2017, Signet submitted a response to the NORA letter to the CFPB, which stated its belief that the potential claims lack merit.
The Attorney General for the State of New York (“NYAG”) is investigating similar issues under its jurisdiction. Signet has been cooperating with the NYAG’s investigation which remains ongoing.
Signet continues to believe that its acts and practices relating to the matters under investigation are lawful. Signet is currently unable to predict the timing or outcome of the NORA process or NYAG investigation and no possible loss or range of losses, if any, arising from the investigations is able to be estimated.
In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business, which the Company believes are not significant to Signet’s consolidated financial position, results of operations or cash flows.
22. Pension plans
Signet operates a defined benefit pension plan in the UK (the “UK Plan”) for participating eligible employees. The UK Plan, which ceased to admit new employees from April 2004, is a funded plan with assets held in a separate trustee administered fund, which is independently managed.
In September 2017, the Company approved an amendment to freeze benefit accruals under the UK Plan in an effort to reduce anticipated future pension expense. As a result of this amendment, the Company will freeze the pension plan for all participants with an effective date of either December 2017 or October 2019 as elected by the plan participants. All future benefit accruals under the plan shall cease. The amendment to the plan was accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation - Retirement Benefits,” resulting in the recognition of a curtailment gain of $6.4 million, offset by a settlement loss of $2.7 million, during the third quarter of Fiscal 2018.
The components of net periodic pension benefit for the UK Plan are as follows:

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Components of net periodic pension benefit:
Service cost	$(0.6)	$(0.5)	$(1.6)	$(1.5)
Interest cost	(1.6)	(1.7)	(4.7)	(5.5)
Expected return on UK Plan assets	2.4	2.5	7.1	8.0
Amortization of unrecognized actuarial losses	(0.7)	(0.4)	(2.2)	(1.2)
Amortization of unrecognized net prior service credits	0.4	0.5	1.3	1.5
Net periodic pension (expense) benefit	$(0.1)	$0.4	$(0.1)	$1.3
Net curtailment gain and settlement loss	3.7	—	3.7	—
Total recognized in net periodic pension benefit and OCI	$3.6	$0.4	$3.6	$1.3
In the 39 weeks ended October 28, 2017, Signet contributed $2.4 million to the UK Plan and expects to contribute a minimum of $3.3 million at current exchange rates to the UK Plan in Fiscal 2018. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2015.

23. Condensed consolidating financial information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” We and certain of our subsidiaries have guaranteed the obligations under certain debt securities that have been issued by Signet UK Finance plc. The following presents the condensed consolidating financial information for: (i) the indirect Parent Company (Signet Jewelers Limited); (ii) the Issuer of the guaranteed obligations (Signet UK Finance plc); (iii) the Guarantor subsidiaries, on a combined basis; (iv) the non-guarantor subsidiaries, on a combined basis; (v) consolidating eliminations and (vi) Signet Jewelers Limited and Subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The Guarantor subsidiaries, along with Signet Jewelers Limited, will fully and unconditionally guarantee the obligations of Signet UK Finance plc under any such debt securities. Each entity in the consolidating financial information follows the same accounting policies as described in the condensed consolidated financial statements.
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

Condensed Consolidated Income Statement
For the 13 weeks ended October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,067.0	$89.9	$—	$1,156.9
Cost of sales	—	—	(799.9)	(35.9)	—	(835.8)
Gross margin	—	—	267.1	54.0	—	321.1
Selling, general and administrative expenses	(0.6)	—	(346.4)	(28.9)	—	(375.9)
Credit transaction, net	—	—	(12.2)	—	—	(12.2)
Other operating income (loss), net	—	—	72.7	(0.2)	—	72.5
Operating (loss) income	(0.6)	—	(18.8)	24.9	—	5.5
Intra-entity interest income (expense)	—	4.7	(47.0)	42.3	—	—
Interest expense, net	—	(5.1)	(7.7)	(3.8)	—	(16.6)
(Loss) income before income taxes	(0.6)	(0.4)	(73.5)	63.4	—	(11.1)
Income taxes	—	0.1	28.3	(21.2)	—	7.2
Equity in income of subsidiaries	(3.3)	—	(71.5)	(45.5)	120.3	—
Net (loss) income	$(3.9)	$(0.3)	$(116.7)	$(3.3)	$120.3	$(3.9)
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net (loss) income attributable to common shareholders	$(12.1)	$(0.3)	$(116.7)	$(3.3)	$120.3	$(12.1)

Condensed Consolidated Income Statement
For the 13 weeks ended October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,121.8	$64.4	$—	$1,186.2
Cost of sales	—	—	(821.7)	(14.5)	—	(836.2)
Gross margin	—	—	300.1	49.9	—	350.0
Selling, general and administrative expenses	(0.3)	—	(362.0)	(24.2)	—	(386.5)
Other operating income (loss), net	—	—	75.6	(7.0)	—	68.6
Operating (loss) income	(0.3)	—	13.7	18.7	—	32.1
Intra-entity interest income (expense)	—	4.7	(47.8)	43.1	—	—
Interest expense, net	—	(5.0)	(4.5)	(3.2)	—	(12.7)
(Loss) income before income taxes	(0.3)	(0.3)	(38.6)	58.6	—	19.4
Income taxes	—	—	15.1	(17.5)	—	(2.4)
Equity in income of subsidiaries	17.3	—	(51.9)	(23.6)	58.2	—
Net income (loss)	$17.0	$(0.3)	$(75.4)	$17.5	$58.2	$17.0
Dividends on redeemable convertible preferred shares	(2.2)	—	—	—	—	(2.2)
Net income (loss) attributable to common shareholders	$14.8	$(0.3)	$(75.4)	$17.5	$58.2	$14.8

Condensed Consolidated Income Statement
For the 39 weeks ended October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$3,714.5	$245.4	$—	$3,959.9
Cost of sales	—	—	(2,623.1)	(66.6)	—	(2,689.7)
Gross margin	—	—	1,091.4	178.8	—	1,270.2
Selling, general and administrative expenses	(1.0)	—	(1,144.9)	(91.8)	—	(1,237.7)
Credit transaction, net	—	—	2.6	—	—	2.6
Other operating income (loss), net	—	—	221.6	(0.3)	—	221.3
Operating (loss) income	(1.0)	—	170.7	86.7	—	256.4
Intra-entity interest income (expense)	—	14.1	(138.8)	124.7	—	—
Interest expense, net	—	(15.0)	(16.5)	(11.2)	—	(42.7)
(Loss) income before income taxes	(1.0)	(0.9)	15.4	200.2	—	213.7
Income taxes	—	0.2	(8.4)	(37.5)	—	(45.7)
Equity in income of subsidiaries	169.0	—	(41.2)	11.0	(138.8)	—
Net income (loss)	$168.0	$(0.7)	$(34.2)	$173.7	$(138.8)	$168.0
Dividends on redeemable convertible preferred shares	(24.6)	—	—	—	—	(24.6)
Net income (loss) attributable to common shareholders	$143.4	$(0.7)	$(34.2)	$173.7	$(138.8)	$143.4

Condensed Consolidated Income Statement
For the 39 weeks ended October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$3,955.0	$183.5	$—	$4,138.5
Cost of sales	—	—	(2,688.0)	(35.2)	—	(2,723.2)
Gross margin	—	—	1,267.0	148.3	—	1,415.3
Selling, general and administrative expenses	(0.9)	—	(1,190.9)	(73.1)	—	(1,264.9)
Other operating income (loss), net	—	—	227.6	(14.0)	—	213.6
Operating (loss) income	(0.9)	—	303.7	61.2	—	364.0
Intra-entity interest income (expense)	—	14.1	(142.2)	128.1	—	—
Interest expense, net	—	(14.8)	(12.1)	(9.5)	—	(36.4)
(Loss) income before income taxes	(0.9)	(0.7)	149.4	179.8	—	327.6
Income taxes	—	0.1	(61.5)	(20.5)	—	(81.9)
Equity in income of subsidiaries	246.6	—	48.8	93.1	(388.5)	—
Net income (loss)	$245.7	$(0.6)	$136.7	$252.4	$(388.5)	$245.7
Dividends on redeemable convertible preferred shares	(2.2)	—	—	—	—	(2.2)
Net income (loss) attributable to common shareholders	$243.5	$(0.6)	$136.7	$252.4	$(388.5)	$243.5

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(3.9)	$(0.3)	$(116.7)	$(3.3)	$120.3	$(3.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6.5)	—	(6.5)	—	6.5	(6.5)
Available-for-sale securities:
Unrealized loss	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized gain	0.9	—	0.9	—	(0.9)	0.9
Reclassification adjustment for gains to net income	(0.6)	—	(0.6)	—	0.6	(0.6)
Pension plan:
Actuarial loss	(0.9)	—	(0.9)	—	0.9	(0.9)
Reclassification adjustment to net income for amortization of actuarial losses	0.6	—	0.6	—	(0.6)	0.6
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Net curtailment gain and settlement loss	(3.0)	—	(3.0)	—	3.0	(3.0)
Total other comprehensive (loss) income	(10.1)	—	(9.9)	(0.2)	10.1	(10.1)
Total comprehensive (loss) income	$(14.0)	$(0.3)	$(126.6)	$(3.5)	$130.4	$(14.0)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$17.0	$(0.3)	$(75.4)	$17.5	$58.2	$17.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(28.9)	—	(32.5)	3.6	28.9	(28.9)
Available-for-sale securities:
Unrealized loss	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized gain	1.9	—	1.9	—	(1.9)	1.9
Reclassification adjustment for losses to net income	(0.1)	—	(0.1)	—	0.1	(0.1)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.4	—	0.4	—	(0.4)	0.4
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Total other comprehensive (loss) income	(27.3)	—	(30.7)	3.4	27.3	(27.3)
Total comprehensive (loss) income	$(10.3)	$(0.3)	$(106.1)	$20.9	$85.5	$(10.3)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 39 weeks ended October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$168.0	$(0.7)	$(34.2)	$173.7	$(138.8)	$168.0
Other comprehensive income (loss):
Foreign currency translation adjustments	18.6	—	18.6	—	(18.6)	18.6
Available-for-sale securities:
Unrealized gain	0.3	—	—	0.3	(0.3)	0.3
Cash flow hedges:
Unrealized gain	2.7	—	2.7	—	(2.7)	2.7
Reclassification adjustment for gains to net income	(3.1)	—	(3.1)	—	3.1	(3.1)
Pension plan:
Actuarial loss	(0.9)	—	(0.9)	—	0.9	(0.9)
Reclassification adjustment to net income for amortization of actuarial losses	1.8	—	1.8	—	(1.8)	1.8
Reclassification adjustment to net income for amortization of net prior service credits	(1.1)	—	(1.1)	—	1.1	(1.1)
Net curtailment gain and settlement loss	(3.0)	—	(3.0)		3.0	(3.0)
Total other comprehensive income	15.3	—	15.0	0.3	(15.3)	15.3
Total comprehensive income (loss)	$183.3	$(0.7)	$(19.2)	$174.0	$(154.1)	$183.3

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 39 weeks ended October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$245.7	$(0.6)	$136.7	$252.4	$(388.5)	$245.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(38.0)	—	(45.2)	7.2	38.0	(38.0)
Available-for-sale securities:
Unrealized gain	0.2	—	—	0.2	(0.2)	0.2
Cash flow hedges:
Unrealized gain	8.2	—	8.2	—	(8.2)	8.2
Reclassification adjustment for losses to net income	1.6	—	1.6	—	(1.6)	1.6
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	1.0	—	1.0	—	(1.0)	1.0
Reclassification adjustment to net income for amortization of net prior service credits	(1.2)	—	(1.2)	—	1.2	(1.2)
Total other comprehensive (loss) income	(28.2)	—	(35.6)	7.4	28.2	(28.2)
Total comprehensive income (loss)	$217.5	$(0.6)	$101.1	$259.8	$(360.3)	$217.5

Condensed Consolidated Balance Sheet
October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.4	$0.1	$59.1	$53.8	$—	$113.4
Accounts receivable, net	—	—	638.7	1.4	—	640.1
Intra-entity receivables, net	85.6	7.6	—	262.1	(355.3)	—
Other receivables	—	—	55.6	24.7	—	80.3
Other current assets	—	—	140.0	5.0	—	145.0
Income taxes	—	—	17.3	—	—	17.3
Inventories	—	—	2,392.6	73.5	—	2,466.1
Total current assets	86.0	7.7	3,303.3	420.5	(355.3)	3,462.2
Non-current assets:
Property, plant and equipment, net	—	—	847.5	7.6	—	855.1
Goodwill	—	—	515.0	352.1	—	867.1
Intangible assets, net	—	—	410.4	—	—	410.4
Investment in subsidiaries	2,693.7	—	834.5	346.2	(3,874.4)	—
Intra-entity receivables, net	—	400.0	—	2,835.0	(3,235.0)	—
Other assets	—	—	136.9	32.2	—	169.1
Deferred tax assets	—	—	1.2	0.1	—	1.3
Retirement benefit asset	—	—	35.5	—	—	35.5
Total assets	$2,779.7	$407.7	$6,084.3	$3,993.7	$(7,464.7)	$5,800.7
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$292.5	$—	$—	$291.8
Accounts payable	—	—	291.0	33.9	—	324.9
Intra-entity payables, net	—	—	355.3	—	(355.3)	—
Accrued expenses and other current liabilities	27.6	7.1	372.1	23.7	—	430.5
Deferred revenue	—	—	259.6	10.7	—	270.3
Income taxes	—	(0.2)	(24.3)	24.5	—	—
Total current liabilities	27.6	6.2	1,546.2	92.8	(355.3)	1,317.5
Non-current liabilities:
Long-term debt	—	395.0	301.8	—	—	696.8
Intra-entity payables, net	—	—	3,235.0	—	(3,235.0)	—
Other liabilities	—	—	238.8	5.6	—	244.4
Deferred revenue	—	—	646.1	—	—	646.1
Deferred tax liabilities	—	—	143.6	0.2	—	143.8
Total liabilities	27.6	401.2	6,111.5	98.6	(3,590.3)	3,048.6
Series A redeemable convertible preferred shares	613.1	—	—	—	—	613.1
Total shareholders’ equity (deficit)	2,139.0	6.5	(27.2)	3,895.1	(3,874.4)	2,139.0
Total liabilities, preferred shares and shareholders’ equity	$2,779.7	$407.7	$6,084.3	$3,993.7	$(7,464.7)	$5,800.7

Condensed Consolidated Balance Sheet
January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$0.1	$70.3	$26.6	$—	$98.7
Accounts receivable, net	—	—	1,858.0	—	—	1,858.0
Intra-entity receivables, net	12.7	—	145.1	—	(157.8)	—
Other receivables	—	—	71.1	24.8	—	95.9
Other current assets	—	—	131.4	4.9	—	136.3
Income taxes	—	—	4.4	—	—	4.4
Inventories	—	—	2,371.8	77.5	—	2,449.3
Total current assets	14.4	0.1	4,652.1	133.8	(157.8)	4,642.6
Non-current assets:
Property, plant and equipment, net	—	—	818.5	4.4	—	822.9
Goodwill	—	—	514.0	3.6	—	517.6
Intangible assets, net	—	—	417.0	—	—	417.0
Investment in subsidiaries	3,117.6	—	721.6	590.9	(4,430.1)	—
Intra-entity receivables, net	—	402.9	—	3,647.1	(4,050.0)	—
Other assets	—	—	134.8	30.3	—	165.1
Deferred tax assets	—	—	0.6	0.1	—	0.7
Retirement benefit asset	—	—	31.9	—	—	31.9
Total assets	$3,132.0	$403.0	$7,290.5	$4,410.2	$(8,637.9)	$6,597.8
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$91.8	$—	$—	$91.1
Accounts payable	—	—	248.2	7.5	—	255.7
Intra-entity payables, net	—	—	—	157.8	(157.8)	—
Accrued expenses and other current liabilities	29.9	2.5	429.2	16.6	—	478.2
Deferred revenue	—	—	275.5	1.4	—	276.9
Income taxes	—	(0.2)	115.5	(13.5)	—	101.8
Total current liabilities	29.9	1.6	1,160.2	169.8	(157.8)	1,203.7
Non-current liabilities:
Long-term debt	—	394.3	323.6	600.0	—	1,317.9
Intra-entity payables, net	—	—	4,050.0	—	(4,050.0)	—
Other liabilities	—	—	208.7	5.0	—	213.7
Deferred revenue	—	—	659.0	—	—	659.0
Deferred tax liabilities	—	—	101.4	—	—	101.4
Total liabilities	29.9	395.9	6,502.9	774.8	(4,207.8)	3,495.7
Series A redeemable convertible preferred shares	611.9	—	—	—	—	611.9
Total shareholders’ equity	2,490.2	7.1	787.6	3,635.4	(4,430.1)	2,490.2
Total liabilities, preferred shares and shareholders’ equity	$3,132.0	$403.0	$7,290.5	$4,410.2	$(8,637.9)	$6,597.8

Condensed Consolidated Balance Sheet
October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$55.7	$26.7	$—	$82.7
Accounts receivable, net	—	—	1,581.1	—	—	1,581.1
Intra-entity receivables, net	50.4	—	—	278.9	(329.3)	—
Other receivables	—	—	52.0	22.2	—	74.2
Other current assets	—	—	140.3	6.5	—	146.8
Income taxes	—	0.1	35.6	(14.9)	—	20.8
Inventories	—	—	2,578.3	71.1	—	2,649.4
Total current assets	50.6	0.2	4,443.0	390.5	(329.3)	4,555.0
Non-current assets:
Property, plant and equipment, net	—	—	786.4	4.7	—	791.1
Goodwill	—	—	513.4	3.6	—	517.0
Intangible assets, net	—	—	419.8	—	—	419.8
Investment in subsidiaries	2,812.5	—	586.7	474.4	(3,873.6)	—
Intra-entity receivables, net	—	407.6	—	3,647.4	(4,055.0)	—
Other assets	—	—	126.2	31.3	—	157.5
Deferred tax assets	—	—	—	—	—	—
Retirement benefit asset	—	—	47.1	—	—	47.1
Total assets	$2,863.1	$407.8	$6,922.6	$4,551.9	$(8,257.9)	$6,487.5
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$289.5	$—	$—	$288.8
Accounts payable	—	—	376.4	5.8	—	382.2
Intra-entity payables, net	—	—	329.3	—	(329.3)	—
Accrued expenses and other current liabilities	20.2	7.1	360.1	15.5	—	402.9
Deferred revenue	—	—	256.7	—	—	256.7
Income taxes	—	—	3.9	0.5	—	4.4
Total current liabilities	20.2	6.4	1,615.9	21.8	(329.3)	1,335.0
Non-current liabilities:
Long-term debt	—	394.1	330.1	600.0	—	1,324.2
Intra-entity payables, net	—	—	4,055.0	—	(4,055.0)	—
Other liabilities	—	—	213.7	6.2	—	219.9
Deferred revenue	—	—	632.1	—	—	632.1
Deferred tax liabilities	—	—	133.5	(0.1)	—	133.4
Total liabilities	20.2	400.5	6,980.3	627.9	(4,384.3)	3,644.6
Series A redeemable convertible preferred shares	611.7	—	—	—	—	611.7
Total shareholders’ equity (deficit)	2,231.2	7.3	(57.7)	3,924.0	(3,873.6)	2,231.2
Total liabilities, preferred shares and shareholders’ equity	$2,863.1	$407.8	$6,922.6	$4,551.9	$(8,257.9)	$6,487.5

Condensed Consolidated Statement of Cash Flows
For the 39 weeks ended October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$617.1	$4.6	$1,467.2	$511.4	$(1,118.0)	$1,482.3
Investing activities
Purchase of property, plant and equipment	—	—	(165.7)	(0.4)	—	(166.1)
Purchase of available-for-sale securities	—	—	—	(1.7)	—	(1.7)
Proceeds from available-for-sale securities	—	—	—	0.9	—	0.9
Acquisition of R2Net Inc., net of cash acquired	—	—	(332.4)	—	—	(332.4)
Net cash used in investing activities	—	—	(498.1)	(1.2)	—	(499.3)
Financing activities
Dividends paid on common shares	(57.7)	—	—	—	—	(57.7)
Dividends paid on redeemable convertible preferred shares	(26.9)	—	—	—	—	(26.9)
Intra-entity dividends paid	—	—	(800.0)	(318.0)	1,118.0	—
Proceeds from term and bridge loans	—	—	350.0	—	—	350.0
Repayments of term and bridge loans	—	—	(365.7)	—	—	(365.7)
Proceeds from securitization facility	—	—	—	1,745.9	—	1,745.9
Repayments of securitization facility	—	—	—	(2,345.9)	—	(2,345.9)
Proceeds from revolving credit facility	—	—	605.0	—	—	605.0
Repayments of revolving credit facility	—	—	(405.0)	—	—	(405.0)
Repurchase of common shares	(460.0)	—	—	—	—	(460.0)
Repayments of bank overdrafts	—	—	(5.9)	—	—	(5.9)
Other financing activities	(3.1)	—	(1.4)	—	—	(4.5)
Intra-entity activity, net	(70.7)	(4.6)	(359.7)	435.0	—	—
Net cash used in financing activities	(618.4)	(4.6)	(982.7)	(483.0)	1,118.0	(970.7)
Cash and cash equivalents at beginning of period	1.7	0.1	70.3	26.6	—	98.7
(Decrease) increase in cash and cash equivalents	(1.3)	—	(13.6)	27.2	—	12.3
Effect of exchange rate changes on cash and cash equivalents	—	—	2.4	—	—	2.4
Cash and cash equivalents at end of period	$0.4	$0.1	$59.1	$53.8	$—	$113.4

Condensed Consolidated Statement of Cash Flows
For the 39 weeks ended October 29, 2016
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$558.7	$4.9	$385.1	$391.4	$(979.2)	$360.9
Investing activities
Purchase of property, plant and equipment	—	—	(195.6)	—	—	(195.6)
Investment in subsidiaries	(91.0)	—	—	—	91.0	—
Purchase of available-for-sale securities	—	—	—	(10.4)	—	(10.4)
Proceeds from available-for-sale securities	—	—	—	10.0	—	10.0
Net cash used in investing activities	(91.0)	—	(195.6)	(0.4)	91.0	(196.0)
Financing activities
Dividends paid on common shares	(57.5)	—	—	—	—	(57.5)
Dividends paid on redeemable convertible preferred shares	—	—	—	—	—	—
Intra-entity dividends paid	—	—	(650.0)	(329.2)	979.2	—
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	611.6	—	—	—	—	611.6
Repayments of term loan	—	—	(12.0)	—	—	(12.0)
Proceeds from securitization facility	—	—	—	1,837.1	—	1,837.1
Repayments of securitization facility	—	—	—	(1,837.1)	—	(1,837.1)
Proceeds from revolving credit facility	—	—	598.0	—	—	598.0
Repayments of revolving credit facility	—	—	(339.0)	—	—	(339.0)
Repurchase of common shares	(1,000.0)	—	—	—	—	(1,000.0)
Repayments of bank overdrafts	—	—	(13.3)	—	—	(13.3)
Other financing activities	(4.4)	—	90.0	(0.6)	(91.0)	(6.0)
Intra-entity activity, net	(19.1)	(4.9)	91.6	(67.6)	—	—
Net cash used in financing activities	(469.4)	(4.9)	(234.7)	(397.4)	888.2	(218.2)
Cash and cash equivalents at beginning of period	1.9	0.1	102.0	33.7	—	137.7
(Decrease) increase in cash and cash equivalents	(1.7)	—	(45.2)	(6.4)	—	(53.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.1)	(0.6)	—	(1.7)
Cash and cash equivalents at end of period	$0.2	$0.1	$55.7	$26.7	$—	$82.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to the benefits and outsourcing of the credit portfolio including I/T disruptions, future financial results and future operating results, the timing and expected completion of the second phase of the credit outsourcing, the impact of weather-related incidents on Signet’s business, the benefits and integration of R2Net, general economic conditions, regulatory changes following the United Kingdom’s announcement to exit from the European Union, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet’s credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, the development and maintenance of Signet’s omni-channel retailing, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
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
The Company, with 3,639 stores and kiosks at October 28, 2017, manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment. It operated 1,613 stores in all 50 states at October 28, 2017. Its stores operate nationally in malls and off-mall locations principally as Kay Jewelers (“Kay”), including Kay Jewelers Outlet and Jared The Galleria Of Jewelry (“Jared”), including Jared Vault. The division also operates a variety of mall-based regional brands and the JamesAllen.com website, which was acquired in the R2Net acquisition. See Note 4 of Item 1 for additional information regarding the Company’s acquisition of R2Net during the third quarter of Fiscal 2018.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 910 jewelry stores at October 28, 2017, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 states, and the Canada store brand Peoples Jewellers, which operates in nine provinces. The division also operates the Gordon’s Jewelers and Mappins Jewellers regional brands.

◦	Piercing Pagoda, which operated 608 mall-based kiosks at October 28, 2017, is located in shopping malls in the US and Puerto Rico.

•
The UK Jewelry division is one reportable segment. It operated 508 stores at October 28, 2017. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment “Other” for financial reporting purposes. The Company’s diamond sourcing function includes its diamond polishing factory in Botswana. See Note 5 of Item 1 for additional information regarding the Company’s reportable segments.

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

(in millions, except per share amounts)	13 weeks ended			Change %	Impact of exchange rate movement	13 weeks ended October 29, 2016 at constant exchange rates (non-GAAP)	Change % from 13 weeks ended October 29, 2016 at constant exchange rates (non-GAAP)
Sales by segments:	October 28, 2017		October 29, 2016
Sterling Jewelers	$698.7		$712.5	(1.9)%	$—	$712.5	(1.9)%
Zale Jewelry	268.2		282.4	(5.0)%	2.1	284.5	(5.7)%
Piercing Pagoda	55.4		53.4	3.7%	—	53.4	3.7%
UK Jewelry	128.4		130.3	(1.5)%	2.5	132.8	(3.3)%
Other	6.2		7.6	(18.4)%	—	7.6	(18.4)%
Total sales	1,156.9		1,186.2	(2.5)%	4.6	1,190.8	(2.8)%
Cost of sales	(835.8)		(836.2)	—%	(3.5)	(839.7)	0.5%
Gross margin	321.1		350.0	(8.3)%	1.1	351.1	(8.5)%
Selling, general and administrative expenses	(375.9)		(386.5)	2.7%	(1.4)	(387.9)	3.1%
Credit transaction, net	(12.2)	(1)	—	—%	—	—	—%
Other operating income, net	72.5		68.6	5.7%	0.1	68.7	5.5%
Operating income by segment:
Sterling Jewelers	73.7	(2)	78.6	(6.2)%	—	78.6	(6.2)%
Zale Jewelry	(15.7)		(19.3)	(18.7)%	(0.1)	(19.4)	(19.1)%
Piercing Pagoda	(4.2)		(5.4)	(22.2)%	—	(5.4)	(22.2)%
UK Jewelry	(1.7)		—	nm	(0.1)	(0.1)	nm
Other	(46.6)	(3)	(21.8)	(113.8)%	—	(21.8)	(113.8)%
Total operating income	5.5		32.1	(82.9)%	(0.2)	31.9	(82.8)%
Interest expense, net	(16.6)		(12.7)	(30.7)%
Income before income taxes	(11.1)		19.4	nm
Income taxes	7.2		(2.4)	nm
Net income	$(3.9)		$17.0	nm
Dividends on redeemable convertible preferred shares	(8.2)		(2.2)	nm
Net income attributable to common shareholders	$(12.1)		$14.8	nm
Basic earnings per share	$(0.20)		$0.20	nm
Diluted earnings per share	$(0.20)		$0.20	nm

(1)
Includes $22.4 million of transaction costs related to the credit transaction, offset by $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables. See Note 3 of Item 1 for additional information.

(2)	Includes $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables. See Note 3 of Item 1 for additional information.

(3)
Includes $22.4 million of transaction costs related to the credit transaction and $8.1 million of R2Net acquisition costs. See Note 3 and Note 4 of Item 1 for additional information regarding the credit transaction and R2Net acquisition, respectively.

nm	Not meaningful.

(in millions, except per share amounts)	39 weeks ended			Change %	Impact of exchange rate movement	39 weeks ended October 29, 2016 at constant exchange rates (non-GAAP)	Change % from 39 weeks ended October 29, 2016 at constant exchange rates (non-GAAP)
Sales by segments:	October 28, 2017		October 29, 2016
Sterling Jewelers	$2,437.8		$2,532.3	(3.7)%	$—	$2,532.3	(3.7)%
Zale Jewelry	933.7		994.8	(6.1)%	1.3	996.1	(6.3)%
Piercing Pagoda	187.4		179.4	4.5%	—	179.4	4.5%
UK Jewelry	382.8		419.5	(8.7)%	(26.2)	393.3	(2.7)%
Other	18.2		12.5	45.6%	—	12.5	45.6%
Total sales	3,959.9		4,138.5	(4.3)%	(24.9)	4,113.6	(3.7)%
Cost of sales	(2,689.7)		(2,723.2)	1.2%	18.5	(2,704.7)	0.6%
Gross margin	1,270.2		1,415.3	(10.3)%	(6.4)	1,408.9	(9.8)%
Selling, general and administrative expenses	(1,237.7)		(1,264.9)	2.2%	6.6	(1,258.3)	1.6%
Credit transaction, net	2.6	(1)	—	—%	—	—	—%
Other operating income, net	221.3		213.6	3.6%	—	213.6	3.6%
Operating income by segment:
Sterling Jewelers	362.6	(2)	417.8	(13.2)%	—	417.8	(13.2)%
Zale Jewelry	(12.4)		(0.5)	nm	—	(0.5)	nm
Piercing Pagoda	—		2.2	(100.0)%	—	2.2	(100.0)%
UK Jewelry	(1.9)		3.0	nm	0.1	3.1	nm
Other	(91.9)	(3)	(58.5)	(57.1)%	0.1	(58.4)	(57.4)%
Total operating income	256.4		364.0	(29.6)%	0.2	364.2	(29.6)%
Interest expense, net	(42.7)		(36.4)	(17.3)%
Income before income taxes	213.7		327.6	(34.8)%
Income taxes	(45.7)		(81.9)	44.2%
Net income	$168.0		$245.7	(31.6)%
Dividends on redeemable convertible preferred shares	(24.6)		(2.2)	nm
Net income attributable to common shareholders	$143.4		$243.5	(41.1)%
Basic earnings per share	$2.24		$3.19	(29.8)%
Diluted earnings per share	$2.24		$3.18	(29.6)%

(1)
Includes $20.7 million gain related to the reversal of the allowance for credit losses for the in-house receivables sold, as well as the $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables, offset by $28.3 million of transaction costs related to the credit transaction. See Note 3 of Item 1 for additional information.

(2)
Includes $20.7 million gain related to the reversal of the allowance for credit losses for the in-house receivables sold, as well as the $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables. See Note 3 of Item 1 for additional information.

(3)
Includes $28.3 million of transaction costs related to the credit transaction, $9.4 million of R2Net acquisition costs, and $3.4 million of CEO transition costs. See Note 3 and Note 4 of Item 1 for additional information regarding the credit transaction and R2Net acquisition, respectively.

nm	Not meaningful.

2. Net cash (debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	October 28, 2017	January 28, 2017	October 29, 2016
Cash and cash equivalents	$113.4	$98.7	$82.7
Loans and overdrafts	(291.8)	(91.1)	(288.8)
Long-term debt	(696.8)	(1,317.9)	(1,324.2)
Net debt	$(875.2)	$(1,310.3)	$(1,530.3)
3. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator used by management frequently in evaluating its overall liquidity and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary expenditure. In the third quarter, net cash provided by operating activities included $960.2 million in proceeds received in connection with the sale of the Company’s prime receivable portfolio, as discussed in Note 3 of Item 1.

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net cash provided by operating activities	$1,072.5	$51.7	$1,482.3	$360.9
Purchase of property, plant and equipment	(60.4)	(94.6)	(166.1)	(195.6)
Free cash flow	$1,012.1	$(42.9)	$1,316.2	$165.3

4.	Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)
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

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Operating income	$5.5	$32.1	$256.4	$364.0
Depreciation and amortization	48.7	47.0	147.1	138.8
Amortization of unfavorable leases and contracts	(2.2)	(5.0)	(10.8)	(14.9)
EBITDA	$52.0	$74.1	$392.7	$487.9

RESULTS OF OPERATIONS SUMMARY
The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2017 Annual Report on Form 10-K.
Third Quarter Summary

•
Same store sales: Down 5.0%, including an estimated 120 basis point negative impact due to weather-related incidents and systems and process disruptions associated with outsourcing of credit portfolio.

•	Total sales: $1,156.9 million, decreased 2.5%. Total sales at constant exchange rates(1) decreased 2.8%.

•	Operating income: $5.5 million, down $26.6 million.

•	Operating margin: down 220 basis points to 0.5%, including 170 basis points attributable to net transaction costs related to the first phase of strategic credit outsourcing and the R2Net acquisition.

•
Loss per share: $0.20, including $0.25 per share in net transaction costs related to the first phase of strategic credit outsourcing and the R2Net acquisition, and $0.10 due to weather-related incidents and systems and process disruptions associated with outsourcing of credit portfolio.

Year to Date Summary

•	Same store sales: Down 5.4%.

•	Total sales: $3,959.9 million, decreased 4.3%. Total sales at constant exchange rates(1) decreased 3.7%.

•	Operating income: $256.4 million, down $107.6 million or 29.6%.

•	Operating margin: down 230 basis points to 6.5%.

•	Diluted earnings per share: $2.24, decreased $0.94 or 29.6%.

(1)	Non-GAAP measure.

	Third Quarter				Year to Date
	Fiscal 2018		Fiscal 2017		Fiscal 2018		Fiscal 2017
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,156.9	100.0%	$1,186.2	100.0%	$3,959.9	100.0%	$4,138.5	100.0%
Cost of sales	(835.8)	(72.2)	(836.2)	(70.5)	(2,689.7)	(67.9)	(2,723.2)	(65.8)
Gross margin	321.1	27.8	350.0	29.5	1,270.2	32.1	1,415.3	34.2
Selling, general and administrative expenses	(375.9)	(32.5)	(386.5)	(32.6)	(1,237.7)	(31.3)	(1,264.9)	(30.6)
Credit transaction, net	(12.2)	(1.1)	—	—	2.6	0.1	—	—
Other operating income, net	72.5	6.3	68.6	5.8	221.3	5.6	213.6	5.2
Operating income	5.5	0.5	32.1	2.7	256.4	6.5	364.0	8.8
Interest expense, net	(16.6)	(1.5)	(12.7)	(1.1)	(42.7)	(1.1)	(36.4)	(0.9)
Income before income taxes	(11.1)	(1.0)	19.4	1.6	213.7	5.4	327.6	7.9
Income taxes	7.2	0.7	(2.4)	(0.2)	(45.7)	(1.2)	(81.9)	(2.0)
Net income	$(3.9)	(0.3)%	$17.0	1.4%	$168.0	4.2%	$245.7	5.9%
Dividends on redeemable convertible preferred shares	(8.2)	nm	(2.2)	nm	(24.6)	nm	(2.2)	nm
Net (loss) income attributable to common shareholders	$(12.1)	(1.0)%	$14.8	1.2%	$143.4	3.6%	$243.5	5.9%

nm	Not meaningful.

Third quarter sales
In the third quarter, Signet’s same store sales decreased 5.0%, including a positive 40 basis point contribution from R2Net, compared to a decrease of 2.0% in the prior year, and total sales decreased 2.5% to $1,156.9 million compared to $1,186.2 million in the prior year. Total sales at constant exchange rates decreased 2.8%.
Sales decreases were primarily driven by soft bridal sales and a lower number of customer transactions, and to a lesser extent by weather-related incidents and disruptions related to the credit outsourcing transition. Signet expects some credit process disruptions to continue and negatively impact fourth quarter and full-year performance. eCommerce sales in the third quarter were $80.7 million, up $29.1 million or 56.4%, compared to $51.6 million in the prior year third quarter, driven primarily by the acquisition of R2Net. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Third quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(6.2)%	4.3%	(1.9)%	—%	(1.9)%	$698.7
Zale Jewelry	(3.4)%	(2.3)%	(5.7)%	0.7%	(5.0)%	$268.2
Piercing Pagoda	2.1%	1.6%	3.7%	—%	3.7%	$55.4
Zale division	(2.5)%	(1.7)%	(4.2)%	0.6%	(3.6)%	$323.6
UK Jewelry division	(5.1)%	1.8%	(3.3)%	1.8%	(1.5)%	$128.4
Other(4)						$6.2
Signet	(5.0)%	2.2%	(2.8)%	0.3%	(2.5)%	$1,156.9

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website. The Sterling Jewelers Division includes R2Net sales for the 47 day period since the date of acquisition.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

(4)	Includes sales from Signet’s diamond sourcing initiative.
Sterling Jewelers sales
In the third quarter, the Sterling Jewelers division’s total sales were $698.7 million compared to $712.5 million in the prior year, down 1.9%. Same store sales decreased 6.2%, including 60 basis points of favorable impact from R2Net, compared to a decrease of 3.8% in the prior year. Average transaction value ("ATV") increased 1.6%, and the number of transactions declined 7.6%. Third quarter sales were driven by a decrease in bridal, which was disproportionately affected by systems and process disruptions associated with the outsourcing of credit services. This was partially offset by higher sales of select fashion jewelry collections at Kay and Jared.

	Change from previous year
Third quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	(7.2)%	2.8%	(4.4)%	$436.3
Jared(3)	(5.1)%	1.3%	(3.8)%	$218.0
R2Net(4)	17.9%			$23.7
Regional brands	(16.3)%	(13.3)%	(29.6)%	$20.7
Sterling Jewelers division	(6.2)%	4.3%	(1.9)%	$698.7

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

(4)	Includes R2Net sales for the 47 day period since the date of acquisition. Same store sales presented for R2Net to provide comparative performance measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third Quarter	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Kay	$534	$541	(1.3)%	5.5%	(5.3)%	(8.9)%
Jared	$729	$675	8.0%	(3.0)%	(11.7)%	(3.1)%
Regional brands	$553	$530	4.3%	3.6%	(19.6)%	(14.3)%
Sterling Jewelers division	$587	$578	1.6%	2.9%	(7.6)%	(7.7)%
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

Zale sales
In the third quarter, the Zale division’s total sales decreased 3.6% to $323.6 million compared to $335.8 million in the prior year and decreased 4.2% at constant exchange rates. Same store sales decreased 2.5% in the current year compared to an increase of 0.2% in the prior year.
Zale Jewelry’s same store sales decreased 3.4% compared to a decrease of 1.4% in the prior year. ATV increased 2.5%, and the number of transactions decreased 6.9%. The same store sales declines were generally across categories, while bridal and new fashion collections ended the quarter on a strong trajectory. eCommerce sales were negatively impacted by the planned conversion of Zale eCommerce platforms to hybris technology, which is beginning to drive improvements in website functionality and performance.
Piercing Pagoda's same store sales increased 2.1%. ATV increased 9.1%, while the number of transactions decreased 6.6%. This same store sales increase was driven primarily by higher sales of fashion gold jewelry.

	Change from previous year
Third quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	(3.3)%	(1.0)%	(4.3)%	—%	(4.3)%	$215.7
Gordon’s	(15.8)%	(18.9)%	(34.7)%	—%	(34.7)%	$6.4
Zale US Jewelry	(3.7)%	(1.8)%	(5.5)%	—%	(5.5)%	$222.1
Peoples	(0.5)%	(1.1)%	(1.6)%	4.3%	2.7%	$42.3
Mappins	(15.9)%	(24.7)%	(40.6)%	2.9%	(37.7)%	$3.8
Zale Canada Jewelry	(1.9)%	(4.8)%	(6.7)%	4.2%	(2.5)%	$46.1
Total Zale Jewelry	(3.4)%	(2.3)%	(5.7)%	0.7%	(5.0)%	$268.2
Piercing Pagoda	2.1%	1.6%	3.7%	—%	3.7%	$55.4
Zale division	(2.5)%	(1.7)%	(4.2)%	0.6%	(3.6)%	$323.6

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Third Quarter	Fiscal 2018		Fiscal 2017		Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Zales		$537		$522	2.9%	3.0%	(7.2)%	(3.2)%
Gordon’s		$545		$503	8.3%	1.4%	(17.7)%	(12.3)%
Peoples(3)	C$	469	C$	462	1.5%	5.6%	(4.2)%	(6.5)%
Mappins(3)	C$	397	C$	412	(3.6)%	—%	(10.1)%	(0.8)%
Total Zale Jewelry		$498		$486	2.5%	3.5%	(6.9)%	(4.2)%
Piercing Pagoda		$60		$55	9.1%	14.6%	(6.6)%	(4.3)%
Zale division		$218		$210	3.8%	5.5%	(6.7)%	(4.2)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

(3)	Amounts for Zale Canada Jewelry stores are denominated in Canadian dollars.

UK Jewelry sales
In the third quarter, the UK Jewelry division’s total sales decreased 1.5% to $128.4 million compared to $130.3 million in the prior year and decreased 3.3% at constant exchange rates. Same store sales decreased 5.1% compared to an increase of 3.6% in the prior year. ATV increased 8.3%, while the number of transactions decreased 12.9%. The same store sales decline was driven principally by non-branded jewelry offset in part by higher sales in select watch brands.

	Change from previous year
Third quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(4.6)%	0.8%	(3.8)%	1.9%	(1.9)%	$61.6
Ernest Jones	(5.6)%	2.7%	(2.9)%	1.9%	(1.0)%	$66.8
UK Jewelry division	(5.1)%	1.8%	(3.3)%	1.8%	(1.5)%	$128.4

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third Quarter	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
H.Samuel	£85	£78	9.0%	1.3%	(12.6)%	(1.7)%
Ernest Jones	£390	£359	8.6%	17.1%	(14.0)%	(9.4)%
UK Jewelry division	£144	£133	8.3%	6.5%	(12.9)%	(3.3)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

Year to date sales
In the year to date period, Signet’s same store sales decreased 5.4%, compared to a decrease of 0.4% in the prior year, and total sales decreased 4.3% to $3,959.9 million compared to $4,138.5 million in the prior year. Total sales at constant exchange rates decreased 3.7%. Merchandise categories and collections were broadly lower, with diamond fashion jewelry such as bracelets, earrings and necklaces performing well relative to the overall merchandise portfolio. eCommerce and Piercing Pagoda total sales increased.
eCommerce sales year to date were $243.9 million, up $42.6 million or 21.2%, compared to $201.3 million in the prior year, including R2Net. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Year to date Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(6.1)%	2.4%	(3.7)%	—%	(3.7)%	$2,437.8
Zale Jewelry	(5.4)%	(0.9)%	(6.3)%	0.2%	(6.1)%	$933.7
Piercing Pagoda	2.3%	2.2%	4.5%	—%	4.5%	$187.4
Zale division	(4.2)%	(0.4)%	(4.6)%	0.1%	(4.5)%	$1,121.1
UK Jewelry division	(4.0)%	1.3%	(2.7)%	(6.0)%	(8.7)%	$382.8
Other(4)						$18.2
Signet	(5.4)%	1.7%	(3.7)%	(0.6)%	(4.3)%	$3,959.9

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website. The Sterling Jewelers Division includes R2Net sales for the 47 day period since the date of acquisition.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

(4)	Includes sales from Signet’s diamond sourcing initiative.

Sterling Jewelers sales
In the year to date period, the Sterling Jewelers division’s total sales were $2,437.8 million compared to $2,532.3 million in the prior year, down 3.7%. Same store sales decreased 6.1% compared to a decrease of 1.3% in the prior year. Year to date sales were driven by broad-based declines across categories offset in part by the incremental sales of R2Net and select fashion collections. Chosen, Brilliant Moments, and Ever Us performed well as well as non-branded bracelets, rings, necklaces, and earrings. eCommerce sales increased materially faster than in-store sales. Sterling Jewelers’ ATV increased 3.8%, while the number of transactions decreased 9.6%. These results were driven by relatively stronger sales of higher-priced diamond jewelry collections as well as sales declines in relatively lower-priced, higher transaction collections including Charmed Memories.

	Change from previous year
Year to date Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales as reported	Total sales (in millions)
Kay	(6.3)%	2.7%	(3.6)%	$1,566.1
Jared(3)	(5.0)%	1.3%	(3.7)%	$767.6
R2Net(4)	17.9%			$23.7
Regional brands	(16.2)%	(11.3)%	(27.5)%	$80.4
Sterling Jewelers division	(6.1)%	2.4%	(3.7)%	$2,437.8

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open or owned for 12 months.

(3)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

(4)	Includes R2Net sales for the 47 day period since the date of acquisition. Same store sales presented for R2Net to provide comparative performance measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Kay	$484	$477	1.5%	6.5%	(7.6)%	(6.8)%
Jared	$626	$575	8.9%	(5.3)%	(12.7)%	(1.1)%
Regional brands	$501	$472	6.1%	4.5%	(21.1)%	(11.3)%
Sterling Jewelers division	$524	$505	3.8%	2.9%	(9.6)%	(5.5)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

Zale sales
In the year to date period, the Zale division’s total sales decreased 4.5% to $1,121.1 million compared to $1,174.2 million in the prior year and decreased 4.6% at constant exchange rates. Same store sales decreased 4.2% in the current year compared to an increase of 0.5% in the prior year.
Zale Jewelry’s same store sales decreased 5.4% compared to a decrease of 0.7% in the prior year primarily driven by a broad-based decline across categories. Select higher-priced diamond jewelry collections sold well such as Disney, Ever Us, and Vera Wang Love fashion jewelry which helped drive an ATV increase of 1.8%. Sales declines in relatively lower-priced, higher transaction merchandise including beads also contributed to the ATV increase, while driving the 8.4% decrease in transactions as well.
Piercing Pagoda’s same store sales increased 2.3% compared to an increase of 7.0% in the prior year. Piercing Pagoda ATV increased 8.9% and the number of transactions decreased 6.1%. The ATV increase was due principally to higher sales of gold chains.

	Change from previous year
Year to date Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Zales	(6.0)%	0.6%	(5.4)%	—%	(5.4)%	$761.1
Gordon’s	(18.2)%	(19.0)%	(37.2)%	—%	(37.2)%	$24.5
Zale US Jewelry	(6.4)%	(0.5)%	(6.9)%	—%	(6.9)%	$785.6
Peoples	1.8%	(0.5)%	1.3%	0.8%	2.1%	$134.5
Mappins	(10.1)%	(19.8)%	(29.9)%	0.7%	(29.2)%	$13.6
Zale Canada Jewelry	0.6%	(3.3)%	(2.7)%	0.8%	(1.9)%	$148.1
Total Zale Jewelry	(5.4)%	(0.9)%	(6.3)%	0.2%	(6.1)%	$933.7
Piercing Pagoda	2.3%	2.2%	4.5%	—%	4.5%	$187.4
Zale division	(4.2)%	(0.4)%	(4.6)%	0.1%	(4.5)%	$1,121.1

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Year to date	Fiscal 2018		Fiscal 2017		Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Zales		$495		$488	1.4%	2.5%	(8.8)%	(1.8)%
Gordon’s		$486		$457	6.3%	0.9%	(19.8)%	(12.3)%
Peoples(3)	C$	452	C$	430	5.1%	6.5%	(4.9)%	(9.0)%
Mappins(3)	C$	385	C$	382	0.8%	0.8%	(9.5)%	(5.3)%
Total Zale Jewelry		$461		$453	1.8%	3.7%	(8.4)%	(3.8)%
Piercing Pagoda		$61		$56	8.9%	14.3%	(6.1)%	(6.4)%
Zale division		$215		$211	1.9%	6.5%	(7.0)%	(5.4)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

(3)	Amounts for Zale Canada Jewelry stores are denominated in Canadian dollars.
UK Jewelry sales
In the year to date period, the UK Jewelry division’s total sales decreased 8.7% to $382.8 million compared to $419.5 million in the prior year and decreased 2.7% at constant exchange rates. Same store sales decreased 4.0% compared to an increase of 2.5% in the prior year. The decreases in same store sales and total sales at constant exchange rates were due primarily to lower sales of jewelry offset by higher sales of watches. In the UK Jewelry division, the ATV increased 11.9% due to strong sales of prestige watches in Ernest Jones and lower sales of beads. The number of transactions decreased 14.3% primarily due to the lower beads sales.

	Change from previous year
Year to date Fiscal 2018	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
H.Samuel	(4.6)%	1.2%	(3.4)%	(6.1)%	(9.5)%	$184.4
Ernest Jones	(3.4)%	1.4%	(2.0)%	(6.0)%	(8.0)%	$198.4
UK Jewelry division	(4.0)%	1.3%	(2.7)%	(6.0)%	(8.7)%	$382.8

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes all sales from stores not open for 12 months.

(3)	Non-GAAP measure. See “Income Statement at Constant Exchange Rates” above.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
H.Samuel	£84	£76	10.5%	1.3%	(13.6)%	(1.1)%
Ernest Jones	£370	£317	16.7%	11.7%	(17.1)%	(7.0)%
UK Jewelry division	£141	£126	11.9%	4.2%	(14.3)%	(2.4)%

(1)	Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

Cost of sales and gross margin
In the third quarter, gross margin was $321.1 million or 27.8% of sales compared to $350.0 million or 29.5% of sales in the prior year comparable period. The 170 basis point decline in gross margin rate included de-leverage of 30 basis points related to R2Net which carries a lower gross margin rate. The remaining decline in rate was driven by lower sales on fixed costs (e.g. store occupancy) and a lower gross merchandise margin rate, impacted by the inclusion of R2Net. Excluding the mix effect of R2Net, gross merchandise margin increased driven by streamlined marketing initiatives and effective customer targeting, despite more promotional activity.

•
The Sterling Jewelers division gross margin dollars decreased $20.2 million. The gross margin rate decreased 230 basis points, of which 60 basis points is attributed to inclusion of R2Net. The remainder of the rate decline is primarily due to de-leverage of fixed costs, higher disposition of inventory in part due to distribution center consolidation, offset in part by gross merchandise margin improvement and less bad debt expense.

•
The Zale division gross margin dollars decreased $5.6 million. The gross margin rate decreased 60 basis points due primarily to de-leverage of fixed costs, higher disposition of inventory in part due to distribution center consolidation, and promotions, partially offset by an improvement in gross merchandise margin.

•
Gross margin dollars in the UK Jewelry division decreased $3.2 million. The gross margin rate decreased 210 basis points driven principally by greater promotional activity and de-leverage of fixed costs.

In the year to date period, gross margin was $1,270.2 million or 32.1% of sales compared to $1,415.3 million or 34.2% of sales in the prior year comparable period. The declines in gross margin dollars and rate were driven principally by lower sales leading to de-leverage on fixed costs, including store occupancy.

•
The Sterling Jewelers division gross margin dollars decreased $101.5 million. The gross margin rate declined 280 basis points due primarily to lower sales, which de-leveraged fixed costs such as store occupancy, as well as higher bad debt expense and a lower gross merchandise margin rate due to greater promotional activity.

•
The Zale division gross margin dollars decreased $26.7 million. The gross margin rate declined 80 basis points due primarily to lower sales, which de-leveraged fixed costs such as store occupancy, offset in part by a higher gross merchandise margin rate.

•
Gross margin dollars in the UK Jewelry division decreased $16.4 million. The gross margin rate declined 180 basis points driven principally by lower sales, which de-leveraged fixed costs such as store occupancy, and a lower gross merchandise margin rate.

Selling, general and administrative expenses (“SGA”)
In the third quarter, SGA was $375.9 million or 32.5% of sales compared to $386.5 million or 32.6% of sales in prior year comparable period. Total SGA decreased by $10.6 million or 2.7% over prior year and leveraged 10 basis points in rate. SGA includes $8.1 million of transaction-related costs associated with R2Net acquisition, which unfavorably impacted the SGA rate by 70 basis points. Excluding these costs, the SGA rate would have been 31.8%, which includes 30 basis points of leverage related to R2Net which operates with a lower SGA rate. The Company remained focused on streamlining the organization and optimizing its cost structure. In the quarter, the Company realized cost savings from payroll and payroll-related benefits in both stores and corporate, including a $4 million non-cash gain related to the curtailment of the UK pension plan, as well as select other corporate expenses. Additionally, the Company enhanced its marketing efforts with higher-return investments through an increased mix of digital advertisements and more prudent spending through traditional channels. This mix in marketing efforts has resulted in efficient spend and savings.
In the year to date period, SGA was $1,237.7 million or 31.3% of sales compared to $1,264.9 million or 30.6% of sales in prior year comparable period. The decrease in dollars was primarily attributable to lower variable compensation due to lower sales, cost reductions in store and corporate payroll and related benefits, and lower advertising expense, offset in part by higher I/T expense associated with Signet’s I/T modernization roadmap, $9.4 million of transaction costs related to R2Net and $3.4 million of cost related to CEO transition. The SGA rate increased 70 basis points, or 30 basis points excluding costs associated with R2Net transaction and CEO transition. The residual rate increase of 40 basis points is primarily due to de-leverage on fixed costs such as store and support center expenses and higher I/T expense.
Credit transaction, net
In the third quarter, the Company recognized net credit transaction expense of $12.2 million related to the sale of the prime portion of the in-house finance receivables portfolio. This included $22.4 million of legal, advisory, implementation, and retention expenses, partially offset by the gain associated with recognizing the beneficial interest asset of $10.2 million, which represents the present value of the cash flows the Company expects to receive under the economic profit sharing agreement related to the receivables sold.
In the year to date period, the Company recognized a net $2.6 million gain as a result of the sale of the prime portion of the in-house finance receivables portfolio. This included the recognition of a $20.7 million gain from the reversal of the allowance for credit losses associated with the receivables sold, the gain associated with recognizing the beneficial interest asset of $10.2 million, partially offset by the $28.3 million of legal, advisory, implementation, and retention expenses
Other operating income, net
Other operating income, net in the third quarter was $72.5 million or 6.3% of sales compared to $68.6 million or 5.8% of sales in the prior year third quarter. In the year to date period, other operating income, net was $221.3 million or 5.6% of sales compared to $213.6 million or 5.2% of sales in the prior year period. The year-over-year increase in both the quarter to date and year to date periods was primarily due to higher interest income earned from higher outstanding receivable balances.
Operating income
In the third quarter, operating income was $5.5 million or 0.5% of sales, including $20.3 million of net transaction cost related to the outsourcing of credit portfolio and the acquisition of R2Net, compared to $32.1 million or 2.7% of sales in the prior year third quarter. Operating margin decline of 220 basis points was primarily driven by 170 basis points related to transaction costs. Signet’s operating income consisted of the following components:

	Third Quarter
	Fiscal 2018			Fiscal 2017
(in millions)	$		% of divisional sales	$	% of divisional sales
Sterling Jewelers division (includes R2Net)	$73.7	(1)	10.5%	$78.6	11.0%
Zale division(2)	(19.9)		(6.1)%	(24.7)	(7.4)%
UK Jewelry division	(1.7)		(1.3)%	—	—%
Other	(46.6)	(3)	nm	(21.8)	nm
Operating income	$5.5		0.5%	$32.1	2.7%

(1)	Includes $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables. See Note 3 of Item 1 for additional information.

(2)
In the third quarter of Fiscal 2018, the Zale division operating loss of $19.9 million included operating loss of $15.7 million from Zale Jewelry and $4.2 million from Piercing Pagoda. In the third quarter of Fiscal 2017, the Zale division operating loss of $24.7 million included operating loss of $19.3 million from Zale Jewelry and an operating loss of $5.4 million from Piercing Pagoda.

(3)
Includes $22.4 million of transaction costs related to the credit transaction and $8.1 million of R2Net acquisition costs. See Note 3 and Note 4 of Item 1 for additional information regarding the credit transaction and R2Net acquisition, respectively.

nm	Not meaningful.

In the year to date period, operating income was $256.4 million or 6.5% of sales compared to $364.0 million or 8.8% of sales in the prior year. Signet’s operating income consisted of the following components:

	Year to date
	Fiscal 2018			Fiscal 2017
(in millions)	$		% of divisional sales	$	% of divisional sales
Sterling Jewelers division (includes R2Net)	$362.6	(1)	14.9%	$417.8	16.5%
Zale division(2)	(12.4)		(1.1)%	1.7	0.1%
UK Jewelry division	(1.9)		nm	3.0	0.7%
Other	(91.9)	(3)	nm	(58.5)	nm
Operating income	$256.4		6.5%	$364.0	8.8%

(1)
Includes $20.7 million gain related to the reversal of the allowance for credit losses for the in-house receivables sold, as well as the $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables. See Note 3 of Item 1 for additional information.

(2)
In the year to date period of Fiscal 2018, the Zale division operating loss of $12.4 million included operating loss of $12.4 million from Zale Jewelry and $0.0 million from Piercing Pagoda. In the year to date period of Fiscal 2017, the Zale division operating income of $1.7 million included operating loss of $0.5 million from Zale Jewelry and operating income of $2.2 million from Piercing Pagoda.

(3)
Includes $28.3 million of transaction costs related to the credit transaction, $9.4 million of R2Net acquisition costs, and $3.4 million of CEO transition costs. See Note 3 and Note 4 of Item 1 for additional information regarding the credit transaction and R2Net acquisition, respectively.

nm	Not meaningful.
Interest expense, net
In the third quarter, net interest expense was $16.6 million compared to $12.7 million in the prior year third quarter. The weighted average interest rate for the Company’s debt outstanding in the current year was 3.1% compared to 2.8% in the prior year third quarter.
In the year to date period, net interest expense was $42.7 million compared to $36.4 million in the prior year. The weighted average interest rate for the Company’s debt outstanding in the current year was 3.1% compared to 2.8% in the prior year comparable period.
Income before income taxes
For the third quarter, income before income taxes decreased $30.5 million to a loss of $11.1 million or 1.0% of sales compared to income of $19.4 million or 1.6% of sales in the prior year.
For the year to date period, income before income taxes decreased $113.9 million to $213.7 million or 5.4% of sales compared to income of $327.6 million or 7.9% of sales in the prior year.
Income taxes
In the third quarter, the income tax benefit was $7.2 million, an effective tax rate (“ETR”) of 64.9%, compared to income tax expense of $2.4 million, an ETR of 12.4% in the prior year third quarter.
In the year to date period, income tax expense was $45.7 million, an ETR of 21.4%, compared to income tax expense of $81.9 million, an ETR of 25.0% in the prior year comparable period.
The ETR is driven by the anticipated annual mix of pre-tax income by jurisdiction. During Fiscal 2018, the Company recognized incremental tax expense for discrete items related to the tax shortfall associated with share awards vesting subsequent to the adoption of the new share-based compensation accounting guidance in ASC 2016-09. The Company expects the full year ETR for Fiscal 2018 to be approximately 22% compared to 23.9% for Fiscal 2017. The estimated effective tax rate continues to benefit from global reinsurance and financing arrangements, including certain intra-entity debt agreements which mature on various dates between fiscal year 2022 and 2027.
Net income
For the third quarter, the Company had a net loss of $3.9 million or 0.3% of sales compared to net income of $17.0 million or 1.4% of sales in the prior year third quarter.
For the year to date period, net income was $168.0 million or 4.2% of sales compared to $245.7 million or 5.9% of sales in the prior year.

Earnings (loss) per share (“EPS”)
As discussed in Notes 6 and 8 of Item 1, the Company issued preferred shares on October 5, 2016 which include a cumulative dividend right and may be converted into common shares. The Company’s computation of diluted EPS includes the effect of potential common shares for outstanding awards issued under the Company’s share-based compensation plans and preferred shares upon conversion, if dilutive. In computing diluted EPS, the Company also adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the preferred shares.
For the third quarter, diluted loss per share was $0.20 compared to earnings of $0.20 in the prior year third quarter. EPS was impacted by approximately $0.25 per share in net transaction costs related to the first phase of strategic credit outsourcing and the R2Net acquisition, and $0.10 per share due to weather-related incidents and systems and process disruptions associated with the outsourcing of the credit portfolio. The weighted average diluted number of common shares outstanding was 60.1 million compared to 73.6 million in the prior year third quarter. For the third quarter of Fiscal 2018, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive. The reduction in weighted average diluted number of common shares outstanding was driven by the Company’s share repurchases since October 29, 2016.
For the year to date period, diluted EPS were $2.24 compared to $3.18 in the prior year. The weighted average diluted number of common shares outstanding was 64.1 million compared to 76.5 million in the prior year. For the year to date period of Fiscal 2018, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive.
Dividends per share
In the third quarter, dividends of $0.31 per common share were declared by the Board of Directors compared to $0.26 in the prior year third quarter.
In the year to date period, dividends of $0.93 per common share were declared by the Board of Directors compared to $0.78 in the prior year comparable period.
In the Fiscal 2018 third quarter and year to date periods, dividends of $12.50 and $37.50 per preferred share, respectively, were declared by the Board of Directors. No dividends on preferred shares were declared in the prior year comparable periods.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the year to date periods of Fiscal 2018 and Fiscal 2017:

	39 weeks ended
(in millions)	October 28, 2017	October 29, 2016
Net cash provided by operating activities	$1,482.3	$360.9
Net cash used in investing activities	(499.3)	(196.0)
Net cash used in financing activities	(970.7)	(218.2)
Increase (decrease) in cash and cash equivalents	$12.3	$(53.3)

Cash and cash equivalents at beginning of period	$98.7	$137.7
Increase (decrease) in cash and cash equivalents	12.3	(53.3)
Effect of exchange rate changes on cash and cash equivalents	2.4	(1.7)
Cash and cash equivalents at end of period	$113.4	$82.7
Operating activities
Net cash provided by operating activities was $1,482.3 million compared to $360.9 million in the prior year comparable period.

•	Net income decreased by $77.7 million to $168.0 million from $245.7 million.

•	Depreciation and amortization increased $8.3 million to $147.1 million from $138.8 million in the prior year comparable period, principally due to investments in IT.

•
Cash provided by accounts receivable totaled $1,246.3 million, including $960.2 million from the sale of the prime portion of the in-house receivable portfolio. In addition to the proceeds from the credit transaction, cash provided by accounts receivable was $286.1 million as compared to $174.0 million in the prior year comparable period. In the Sterling Jewelers division, credit participation was 60.8% and the average monthly collection rate was 10.6% compared to 63.6% and 11.2%, respectively, in the prior year comparable period. The decline in penetration rate was driven by a combination of a continued trend in lower credit applications and therefore resulting in a lower number of approved credit applicants as well as disruption related to the credit transaction. The decline in the collection rate is due principally to credit plan mix, including recent programs with extended payment terms and reduced interest rates.

Below is a summary of key customer financing statistics related to the Sterling Jewelers customer in-house finance receivables. These metrics reflect the performance of the portfolio in total. Additionally, in October 2017, the Company sold the prime portion of the in-house receivable portfolio which thereby affected the comparability of the metrics in the following table. See Note 3 of Item 1 for additional information regarding the sale of the prime portion of the in-house finance receivables.

	39 weeks ended
	October 28, 2017		October 29, 2016
Total Sterling Jewelers sales(1) (millions)	$2,414.1		$2,532.3
Credit sales (millions)	$1,467.2		$1,610.1
Credit sales as % of total Sterling Jewelers sales(2)	60.8%		63.6%

Net bad debt expense (millions)(4)	$151.7		$146.1
Opening receivables (millions)	$1,952.0		$1,855.9
Closing receivables (millions)(2)	$706.5		$1,679.3
Number of active credit accounts at period end(5)	529,662		1,227,048
Average outstanding account balance at period end	$1,333		$1,360
Average monthly collection rate	10.6%	(7)	11.2%
Ending bad debt allowance as a % of ending accounts receivable(2)	15.4%		7.9%
Net charge-offs as a % of average gross accounts receivable(2)(6)	*	(8)	8.1%
Non performing receivables as a % of ending accounts receivable(2)	7.5%		4.9%

Credit portfolio impact:
Net bad debt expense (millions)(3)	$(151.7)		$(146.1)
Late charge income (millions)	$25.6		$26.9
Interest income from in-house customer finance programs (millions)(6)	$214.1		$209.9
	$88.0		$90.7
(1)    Excludes R2Net sales totaling $23.7 million as Sterling Jewelers credit was not available to R2Net customers during the period.
(2)    See Note 11 of Item 1 for additional information.
(3)    Including any deposits taken at the time of sale.
(4)    Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(5)    The number of active accounts is based on credit cycle end date closest to the fiscal period end date.

(6)
Calculation reflects charge-offs incurred during 39 week periods ended October 28, 2017 and October 29, 2016, respectively. Net charge-offs calculated as gross charge-offs less recoveries. See Note 11 of Item 1 for additional information.

(7)    Primary component of other operating income, net, on the condensed consolidated income statements.

(8)
During the third quarter of Fiscal 2018, the Company completed the sale of a portion of the Sterling Jewelers customer in-house finance receivables. As a result, this year-to-date metric is not applicable for Fiscal 2018.

•
Cash provided by inventory and inventory-related items was $4.6 million compared to cash used of $217.0 million in the prior year comparable period. Total inventory as of October 28, 2017 was $2,466.1 million compared to the prior year comparable quarter balance of $2,649.4 million. The decrease in inventory balances from prior year is attributed to a continued focus on inventory management, offset in part by the effect of foreign exchange.

•	Cash used for accounts payable was $39.7 million compared to $114.1 million in the prior year comparable period primarily driven by timing of payments made in connection with inventory purchases.

•
Cash used for accrued expenses and other liabilities was $5.4 million compared to $82.2 million in the prior year comparable period primarily driven by the timing of payments associated with payroll-related items including incentive compensation and other taxes, as well as the cash flows received in accordance with the Program Agreement entered into with Comenity Bank in May 2017 as discussed in Note 3 of Item 1.

Investing activities
Net cash used in investing activities in the 39 weeks ended October 28, 2017 was $499.3 million, including $332.4 million for the acquisition of R2Net as discussed in Note 4 of Item 1, compared to $196.0 million in the prior year comparable period. Excluding the acquisition of R2Net in Fiscal 2018, cash used in each period was primarily for capital additions associated with new store locations and remodels of existing stores, as well as capital investments in IT.

Stores opened and closed in the 39 weeks ended October 28, 2017:

	January 28, 2017		Openings	Closures	October 28, 2017
Store count:
Kay	1,192		53	(8)	1,237
Jared	275		2	(1)	276
Regional brands	121		—	(21)	100
Sterling Jewelers division	1,588	(1)	55	(30)	1,613

Zales	751		11	(39)	723
Peoples	143		2	(12)	133
Regional brands	76		—	(22)	54
Total Zale Jewelry	970		13	(73)	910
Piercing Pagoda	616		9	(17)	608
Zale division	1,586	(1)	22	(90)	1,518

H.Samuel	304		2	(2)	304
Ernest Jones	204		1	(1)	204
UK Jewelry division	508	(1)	3	(3)	508

Signet	3,682		80	(123)	3,639

(1)	The annual net change in selling square footage for Fiscal 2017 for the Sterling Jewelers division, Zale division and UK Jewelry division was 4.3%, (0.2)%, and 1.0%, respectively.
Planned store count changes for Fiscal 2018:
During Fiscal 2018, Signet expects net store closures of approximately 125 stores, consisting of roughly 90 to 100 store openings and about 215 to 225 closures. Store closures are primarily focused on mall-based regional brands not meeting Signet's financial return expectations. Store openings will be primarily Kay off-mall locations.
Financing activities
Net cash used in financing activities in the 39 weeks ended October 28, 2017 was $970.7 million, comprised primarily of $600.0 million for the repayment of the asset-backed securitization facility in connection with the credit transaction, $460.0 million for the repurchase of common shares, and $84.6 million for dividend payments on common and preferred shares. Offsetting the cash used for the repayment of the asset-backed securitization facility, the share repurchases and dividend payments was $200.0 million of net proceeds drawn on the revolving credit facility. Additionally, in connection with the acquisition of R2Net during the third quarter of Fiscal 2018, the Company entered into a $350 million term loan as disclosed in Note 17 of Item 1. This facility was repaid in full during the third quarter with the proceeds received from the sale of the prime portion of the in-house receivables.
Net cash used in financing activities in the 39 weeks ended October 29, 2016 was $218.2 million, comprised primarily of $1,000.0 million for the repurchase of Signet’s common shares and $57.5 million for dividend payments on common shares. Offsetting the cash used for share repurchases and dividend payments was $625.0 million of proceeds received from the issuance of redeemable convertible preferred shares and $259.0 million of proceeds drawn on the revolving credit facility.
Details of the major items within financing activities are discussed below:

Share repurchases
The Company’s share repurchase activity was as follows:

		39 weeks ended October 28, 2017			39 weeks ended October 29, 2016
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	8.1	$460.0	$56.91	8.7	$706.9	$81.32
2013 Program(2)	$350.0	n/a	n/a	n/a	1.2	135.6	$111.26
Total		8.1	$460.0	$56.91	9.9	$842.5	$85.00

(1)	The 2016 Program had $50.6 million remaining as of October 28, 2017.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.
In June 2017, the Board of Directors authorized a new program to repurchase $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice. The total authorization remaining as of October 28, 2017 was $650.6 million.
Dividends on common shares

	Fiscal 2018		Fiscal 2017
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.31	$21.3	$0.26	$20.4
Second quarter	0.31	18.7	0.26	19.7
Third quarter(1)	0.31	18.7	0.26	18.1
Total	$0.93	$58.7	$0.78	$58.2

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 28, 2017 and October 29, 2016, $18.7 million and $18.1 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared on common shares for the third quarter of Fiscal 2018 and Fiscal 2017, respectively.

Dividends on preferred shares

	Fiscal 2018	Fiscal 2017
(in millions)	Total cash dividends	Total cash dividends
First quarter	$7.8	$—
Second quarter	7.8	—
Third quarter(1)	7.8	—
Total	$23.4	$—

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 28, 2017, $7.8 million has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet reflecting the cash dividends on preferred shares declared for the third quarter of Fiscal 2018. As of October 29, 2016, although no dividends were declared by the Company on the preferred shares, $2.1 million was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cumulative undeclared dividends on preferred shares. See Note 6 for additional information regarding the dividend rights of preferred shareholders.

There were no cumulative undeclared dividends on the preferred shares that reduced net income attributable to common shareholders during the 13 and 39 weeks ended October 28, 2017 ($2.1 million for the 13 and 39 weeks ended October 29, 2016). In addition, deemed dividends of $0.4 million and $1.2 million related to accretion of issuance costs associated with the preferred shares were recognized during the 13 and 39 weeks ended October 28, 2017 ($0.1 million for the 13 and 39 weeks ended October 29, 2016).

Movement in cash and indebtedness
Cash and cash equivalents at October 28, 2017 were $113.4 million compared to $82.7 million as of October 29, 2016. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At October 28, 2017, Signet had $996.1 million of outstanding debt, comprised of $398.9 million of senior unsecured notes, $332.9 million on a term loan facility, $256.0 million on a revolving credit facility and $8.3 million of bank overdrafts. During the 39 weeks ended October 28, 2017, the Company utilized the gross proceeds from the sale of the prime portion of the in-house receivables to repay the $600 million asset-backed securitization facility and made $15.7 million in principal payments on the term loan.
At October 29, 2016, Signet had $1,621.8 million of outstanding debt, comprised of $398.7 million of senior unsecured notes, $600.0 million of an asset-backed securitization facility, $353.0 million on a term loan facility, $259.0 million on the revolving credit facility and $11.1 million of bank overdrafts and capital lease obligations. During the 39 weeks ended October 29, 2016, $12.0 million in principal payments were made on the term loan.
The Company had stand-by letters of credit outstanding of $15.7 million and $14.8 million as of October 28, 2017 and October 29, 2016, respectively, that reduce remaining availability under the revolving credit facility.
Net debt was $875.2 million as of October 28, 2017 compared to $1,530.3 million as of October 29, 2016; see non-GAAP measures discussed above.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of October 28, 2017 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended January 28, 2017, filed with the SEC on March 16, 2017.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, indefinite-lived intangible assets, depreciation and amortization of long-lived assets, as well as accounting for business combinations. Management bases the estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC on March 16, 2017.

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
Signet’s market risk profile as of October 28, 2017 has not materially changed since January 28, 2017. The market risk profile as of January 28, 2017 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 16, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 28, 2017.
Changes in internal control over financial reporting
During the third quarter of Fiscal 2018, the Company outsourced the credit servicing function of its non-prime accounts receivable, which includes customer servicing and administrative activities, to Genesis Financial Solutions in connection with the previously announced first phase of its credit portfolio outsourcing. There were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 21 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The risk factor titled “Any difficulty executing or integrating an acquisition, a business combination or a major business initiative may result in expected returns and other projected benefits from such an exercise not being realized,” which was included in Part I, Item 1A, of Signet’s Fiscal 2017 Annual Report on Form 10-K, filed with the SEC on March 16, 2017, has been amended and restated as follows:
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
A significant transaction could also disrupt the operation of our current activities and divert significant management time and resources. For example, Signet experienced disruptions in its I/T systems and processes during its credit outsourcing transition (and could experience similar issues in connection with its second phase of outsourcing), including server interruptions and downtime, which resulted in calls to customer service centers leading to long wait times. Any such difficulty in executing an acquisition, business combination or a major business initiative could have a direct material adverse effect on Signet’s results of operations.
There have been no material changes to the remaining risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2017 Annual Report on Form 10-K, filed with the SEC on March 16, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the third quarter of Fiscal 2018:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 30, 2017 to August 26, 2017	—	$—	—	$650,586,636
August 27, 2017 to September 23, 2017	—	$—	—	$650,586,636
September 24, 2017 to October 28, 2017	8,648	$61.26	—	$650,586,636
Total	8,648	$61.26	—	$650,586,636

(1)
Includes 8,648 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

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

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

10.1*	Termination Protection Agreement dated September 26, 2017 between Sterling Jewelers Inc. and Virginia Drosos.

10.2
Termination Agreement, dated October 20, 2017, among Sterling Jewelers Receivables Master Note Trust, Sterling Jewelers Inc., Sterling Jewelers Receivable Corp., Deutsche Bank Trust Company Americas, JPMorgan Chase Bank, N.A., Chariot Funding LLC, Jupiter Securitization Company LLC and the noteholders related thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 23, 2017).

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

Signet Jewelers Limited

Date:	December 1, 2017	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)