Form 10-K
period 2018-02-03
SIGNET JEWELERS LTD
filed 2018-04-02
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 3, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes   ☐     No   ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b of the Exchange Act..
Large accelerated filer   ☒                          Accelerated filer   ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)            Smaller reporting company   ☐
Emerging growth company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of July 29, 2017 was $2,543,283,372.
Number of common shares outstanding on March 28, 2018: 59,005,252
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant will incorporate by reference information required in response to Part III, Items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 15, 2018.

SIGNET JEWELERS LIMITED
FISCAL 2018 ANNUAL REPORT ON FORM 10-K

REFERENCES
Unless the context otherwise requires, references to “Signet” or the “Company,” refer to Signet Jewelers Limited (and before September 11, 2008 to Signet Group plc) and its consolidated subsidiaries. References to the “Parent Company” are to Signet Jewelers Limited.
PRESENTATION OF FINANCIAL INFORMATION
All references to “dollars,” “US dollars,” “$,” “cents” and “c” are to the lawful currency of the United States of America (“US”). Signet prepares its financial statements in US dollars. All references to “British pound,” “pounds,” “British pounds,” “£,” “pence” and “p” are to the lawful currency of the United Kingdom (“UK”). All references to “Canadian dollar” or “C$” are to the lawful currency of Canada.
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
Fiscal year and fourth quarter
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2018,” “Fiscal 2017,” “Fiscal 2016,” “Fiscal 2015,” “Fiscal 2014,” and “Fiscal 2013” refer to the 53 week period ending February 3, 2018, the 52 week periods ending January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014, and the 53 week period ending February 2, 2013, respectively. Fourth quarter references the 14 weeks ended February 3, 2018 (“fourth quarter”) and the 13 weeks ended January 28, 2017 (“prior year fourth quarter”).
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to our ability to implement Signet's transformation initiative, the effect of federal tax reform and adjustments relating to such impact on the completion of our quarterly financial statements, changes in interpretation or assumptions, and/or updated regulatory guidance regarding the U.S. tax reform, the benefits and outsourcing of the credit portfolio sale including IT disruptions, future financial results and operating results, the timing and expected completion of the second phase of the credit outsourcing, the impact of weather-related incidents on Signet’s business, the benefits and integration of R2Net, general economic conditions, regulatory changes following the United Kingdom’s announcement to exit from the European Union, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet’s credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, the development and maintenance of Signet’s omni-channel retailing, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, an adverse decision in legal or regulatory proceedings, and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
For a discussion of these risks and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see Item 1A and elsewhere in this Annual Report on Form 10-K. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I
ITEM 1. BUSINESS
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. The Company, with 3,556 stores and kiosks at February 3, 2018, manages its business by store brand grouping, a description of which follows:

•
The Sterling Jewelers division is one reportable segment with 1,586 stores located in all 50 US states at February 3, 2018. Its stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Jewelers Outlet) and Jared (Jared The Galleria Of Jewelry and Jared Vault). The division also operates a variety of mall-based regional brands and the JamesAllen.com website, which was acquired in the September 2017 acquisition of R2Net. See Note 4 of Item 8 for additional information regarding the acquisition.

•	The Zale division consists of two reportable segments:

◦
Zale Jewelry, which operated 868 jewelry stores at February 3, 2018, is located primarily in shopping malls in North America. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 US states, and the Canadian store brand Peoples Jewellers, which operates in nine provinces. Zale Jewelry also operates regional brands in both the US and Canada.

◦	Piercing Pagoda, which operated 598 mall-based kiosks at February 3, 2018, is located in US shopping malls.

•
The UK Jewelry division is one reportable segment with 504 stores located in the United Kingdom, Republic of Ireland and Channel Islands at February 3, 2018. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment “Other” for financial reporting purposes. Signet’s diamond sourcing function includes our diamond polishing factory in Botswana. During the first quarter of Fiscal 2019, the Company realigned its organizational structure. The new structure will allow for further integration of operational and product development processes and support growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the 13 weeks ended May 5, 2018, the Company will report three reportable segments as follows: North America, International, and Other. See Note 5 of Item 8 for additional information regarding the Company’s reportable segments.
MISSION & STRATEGY
Signet’s mission is to help customers “Celebrate Life and Express Love.” Our vision and strategy is to take the lead and be the world’s premier jeweler by relentlessly connecting with customers, earning their trust with every interaction everywhere. Our five strategic pillars all center on a customer first omni-channel experience. These pillars included below define our key priorities and growth focus areas.

•	Grow jewelry market share

•	Best in bridal

•	Win in fashion and gifting

•	Digital first and data driven

•	People, purpose and passion
Signet continues to be the market share leader in North America in a large, growing and fragmented category, with the opportunity for additional share gains as we leverage our scale in innovation, marketing and procurement. However, before fully achieving this opportunity, Signet has recognized the need to transform its business to invest in growth initiatives while repositioning our real estate portfolio and lowering our cost structure. As a result, Signet is launching a three-year comprehensive transformation plan “Signet’s Path to Brilliance” to reposition the company to be a share gaining, omni-channel jewelry category leader. The three-year plan includes cost efficiencies, a portion of which will be reinvested in growth initiatives including e-commerce and omni-channel capabilities and product and store experience innovation. We believe this plan will enable the Company to deliver long-term sustainable, profitable sales growth and create value for shareholders.
Key components of the transformation plan include:

•
Optimizing real estate footprint. Following an evaluation of its real estate footprint, utilization, and cost structure, Signet intends to reposition its portfolio to drive greater store productivity. Efforts include development and implementation of innovative store concepts to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at reducing the Company’s mall-based exposure and exiting regional brands. Signet anticipates, pending the outcome of this evaluation, to close over 200 stores by the end of Fiscal 2019. As approximately three quarters of stores expected to close are within the same mall as another Signet banner, the company expects a certain amount of revenue from closed stores to transfer to remaining Signet stores.

•
Reducing non-customer facing costs. In line with Signet’s goal of creating a Culture of Agility and Efficiency, the Company is implementing initiatives across its operations, including strategic sourcing, distribution and warehousing, and corporate and support functions to drive cost savings and operational efficiencies. These include initiatives to reduce costs related to logistics, information technology, third party contracts and corporate expenses.

•
Enhancing Signet's e-commerce and omni-channel capabilities. Signet intends to invest in enhancing the customer experience across platforms and becoming the leading jewelry retailer across channels. New initiatives to drive increased digital traffic and improve conversion include using R2Net product image visualization across banners, greater personalization of content and product offering from enhanced behavioral data management, and enhancing digital marketing return on investment through greater visibility of customer's multi-touch journey. The company will also further expand and enhance omni-channel wish list, bridal configurator, online appointment booking and enabling ability to view local store inventory online. With these investments, Signet aims to grow digital sales as a percentage of total revenues to 15% in Fiscal 2021, compared to 8% in Fiscal 2018.

•
Leading innovation and customer value. Signet has launched an innovation engine whose goal is to develop new solutions to consumer jewelry needs and become the disruptor of innovation in our category. In addition, investments in data analytics and consumer insights including a system to track customer net promoter score should allow us to better service our customers. The Company is also addressing gaps in the customer value proposition. These investments are expected to result in improved product assortment and faster time to market as well as greater marketing and promotional effectiveness. We are in the process of completing our brand positioning work and will clearly differentiate our banners with Kay standing for celebrating the treasured relationship, Zales highly fashion oriented emphasizing style and self-expression and Jared celebrating one of a kind love and uniqueness. Clear differentiation of the banners enables more effective merchandising and marketing through segmentation of customers.

•
Strengthening employee engagement and building capabilities. Our team and organization will be key to accomplishing the company's transformation goals. Signet has hired and promoted several executives to fill key leadership roles, is investing in building e-commerce, analytics and innovation resources and is focusing on reigniting employee engagement in our store operations and throughout the entire organization through cultural initiative training and development opportunities.

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
Signet’s competitive strengths include: strong store banner recognition, outstanding customer experience, branded differentiated and exclusive merchandise, sector-leading advertising, diversified real estate portfolio, supply chain leadership, full spectrum of financing and lease purchase options, and financial strength and flexibility. Signet increases the attraction of its store banners to customers through the use of branded differentiated and exclusive merchandise, while offering a compelling value proposition in more basic ranges. Signet accomplishes this by utilizing its supply chain and merchandising expertise, scale and balance sheet strength. The Company intends to further develop and refine its national television advertising, digital media and customer relationship marketing, which it believes are the most effective and cost efficient forms of marketing available to grow its market share. Management follows the operating principles of excellence in execution, testing before investing, continuous improvement and disciplined investment in all aspects of the business.
Capital Strategy
The Company expects to maintain a strong balance sheet that provides the flexibility to execute its strategic priorities, invest in its business, and then return excess cash to shareholders while ensuring adequate liquidity. Over time, Signet is committed to achieving an investment grade profile. Among the key tenets of Signet’s capital strategy are the following:

•
Maintain our expected long-term adjusted debt(1)/ adjusted EBITDAR(1) (“adjusted leverage ratio”) of 3.0x to 3.5x. To the extent results or other conditions result in a ratio higher than target, we will develop plans to return to less than 3.5x within a reasonable time-frame. For Fiscal 2019, the Company expects to exceed the high end of its target leverage range as it begins its transformation plan but expects to be back within the target by the end of the three-year transformation plan.

•	Distribute 70% of annual free cash flow(1) in the form of share repurchases and/or dividends assuming no other strategic uses of capital.

•	Consistently increase the dividend annually assuming no other strategic uses of capital.
The Company has a remaining share repurchase authorization as of the end of Fiscal 2018 of $650.6 million.

(1)
Adjusted debt, Adjusted EBITDAR, and free cash flow are non-GAAP measures. Signet believes they are useful measures to provide insight into how the Company intends to use capital. See Item 6 for reconciliation.

BACKGROUND
Operating segments
The business is currently managed as five reportable segments: the Sterling Jewelers division (61.1% of sales and 99.3% of operating income), the Zale division, which is comprised of the Zale Jewelry segment (24.2% of sales and 11.5% of operating income) and the Piercing Pagoda segment (4.5% of sales and 2.3% of operating income) and the UK Jewelry division (9.9% of sales and 5.7% of operating income). All divisions are managed by an executive committee, which is chaired by Signet’s Chief Executive Officer, who reports to the Board of Directors of Signet (the “Board”). The executive committee is responsible for operating decisions within parameters established by the Board. Additionally, as a result of the acquisition of a diamond polishing factory in Gaborone, Botswana in Fiscal 2014, management established a separate reportable segment (“Other”). Other consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 5 of Item 8 for additional information regarding the Company’s segments as well as disclosure detailing and reconciling the components of operating income.
Trademarks and trade names
Signet is not dependent on any material patents or licenses in any of its divisions. Signet has several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these registered trademarks and trade names include the following:

•
Kay Jewelers®; Kay Jewelers Outlet®; Jared The Galleria Of Jewelry®; Jared Vault®; Jared Jewelry Boutique®; JB Robinson® Jewelers; Marks & Morgan Jewelers®; Every kiss begins with Kay®; He went to Jared®; Celebrate Life. Express Love.®; the Leo® Diamond; Hearts Desire®; Artistry Diamonds®; Charmed Memories®; Diamonds in Rhythm®; FouroneTM; Open Hearts by Jane Seymour®; Radiant Reflections®; Colors in Rhythm®; Chosen by JaredTM; Now and Forever®; Ever UsTM; and James Allen®.

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

Store locations
Signet operates retail jewelry stores in a variety of real estate formats including mall-based, free-standing, strip center and outlet store locations. As of February 3, 2018, Signet operated 2,958 stores and 598 kiosks across 5.0 million square feet of retail space in the US, UK and Canada. This represented a decrease of 3.4% and a decrease of 1.7% in locations and retail space, respectively, from Fiscal 2017. Store locations by country and territory as of February 3, 2018 are disclosed in Item 2.
Customer experience
The customer experience is an essential element in the success of our business and Signet strives to continually improve the quality of the customer experience. Therefore the ability to recruit, develop and retain qualified jewelry consultants is an important element in enhancing customer satisfaction. We have comprehensive recruitment, training and incentive programs in place, including an annual flagship training conference in advance of the holiday season.
Signet continues to invest in technology to enhance the customer experience, such as a clienteling system that we have initially implemented in our Sterling Jewelers division. This technology provides a single view of the customer with the capability to holistically capture customer information for the purpose of driving incremental sales to our customers. This allows jewelry consultants to improve and personalize their interactions with customers before, during and after store visits, to inform them of the latest merchandise offerings and fashion trends. Additionally, in Fiscal 2018, Signet completed the roll out of digital gemscopes to every store location in North America. These gemscopes leverage proprietary software to provide an enhanced digital view of gem stones and include the ability to email the image to the customer and the Jared Design & Service Center when sent for repair.
Omni-Channel capabilities are critical to achieving a seamless customer experience and are described further below.
We use employee and customer satisfaction metrics to monitor and improve performance.
Omni-Channel
As a specialty jeweler, Signet’s business differs from many other retailers such that a purchase of merchandise from any of Signet’s stores is personal, intimate and typically viewed as an important experience. Due to this dynamic, customers often invest time on Signet websites and social media to experience the merchandise assortments prior to visiting brick-and-mortar stores to execute a purchase transaction. Particularly related to high value transactions, customers will supplement their online experience with an in-store visit prior to finalizing a purchase.

Through Signet’s websites, we educate customers and provide them with a source of information on products and brands, available merchandise, as well as the ability to buy online. Our websites are integrated with each division’s stores, so that merchandise ordered online may be picked up at a store or delivered to the customer. Banner websites continue to make an important and growing contribution to the customer experience, as well as to each division’s marketing programs. For Fiscal 2019, the Company is focused on:

•
Investments in technology, including e-commerce platforms, focused on improving the online journey. Customer journey enhancements include user generated content, enhanced personalization / behavioral targeting, creative execution and brand differentiation. In addition, we are focused on omni-channel wishlist, online merchandising, in-store appointment booking, bridal configuration and much more.

•	Optimization of marketing through prioritizing dollars to digital spend and targeted marketing through traditional media.

•	Increased use of data analytics, clienteling and other key touch points to achieve a more comprehensive view of the customer and allow us to anticipate their needs.
Signet’s supplier relationships allow it to display suppliers’ inventories on the banner websites for sale to customers without holding the items in its inventory until the products are ordered by customers, which are referred to as “virtual inventory.” Virtual inventory expands the choice of merchandise available to customers both online and in-store.
During Fiscal 2018, we completed the strategic acquisition of R2Net. The transaction enables rapid enhancement to our digital technology capabilities. Capabilities deployed, or yet to be deployed, include high-quality diamond imagery and content technology, roll-out retina display screens in select Jared stores, diamond consult technology on our Jared Design-a-Ring platform available online 24 hours/7-days-a-week to offer real-time diamond consultation to customers, which gives us the ability to provide expert guidance on a range of topics from product specifications to grading certifications. R2Net's Ring Try-on App is being implemented within our Kay customer experience, giving the ability to virtually try on and experience the rings on mobile devices.
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
Loose diamonds
Signet purchases loose polished diamonds in global markets (e.g. India, Israel) from a variety of sources (e.g. polishers, traders). Signet mounts stones in settings purchased from manufacturers using third parties and in-house resources. By using these approaches, the cost of merchandise is reduced and the consistency of quality is maintained enabling Signet to provide better value to customers. Buying loose diamonds helps allow Signet’s buyers to gain a detailed understanding of the manufacturing cost structures and, in turn, leverage that knowledge with regard to negotiating better prices for the supply of finished products.
Rough diamonds
Signet continues to take steps to advance its vertical integration, which includes rough diamond sourcing and processing. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for customers worldwide while achieving further efficiencies in the supply chain. In Fiscal 2014, Signet acquired a diamond polishing factory in Gaborone, Botswana. The Company is a DeBeers sightholder, and receives contracted allocations of rough diamonds from Rio Tinto, DeBeers and Alrosa. Signet has also established a diamond liaison office in India and a diamond trading office in New York to further support its sourcing initiative.
Rough diamonds are purchased directly from the miners and then have the stones marked, cut and polished in Signet’s own polishing facility. Any stones deemed unsuitable for Signet’s needs are sold to third parties with the objective of recovering the original cost of the stones.

Merchandising and purchasing
Management believes that a competitive strength is our industry-leading merchandising. Merchandise selection, innovation, availability and value are all critical success factors. The range of merchandise offered and the high level of inventory availability are supported centrally by extensive and continuous research and testing. Signet’s jewelry design center in New York evaluates global design trends, innovates, and helps our merchant teams develop new jewelry collections that resonate with customers.
Best-selling products are identified and replenished rapidly through analysis of sales by stock keeping unit. This approach enables Signet to deliver a focused assortment of merchandise to maximize sales and inventory turn, and minimize the need for discounting. Signet believes it is able to offer greater value and consistency of merchandise than its competitors due to its supply chain strengths. The scale and information systems available to us and the evolution of jewelry fashion trends allow for the careful testing of new merchandise in a range of representative stores. This enables us to make informed decisions about which merchandise to select, thereby increasing our ability to satisfy customers’ requirements while reducing the likelihood of having to discount merchandise.
Merchandise mix
Details of merchandise mix (excluding repairs, warranty and other miscellaneous sales) are shown below:

	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2018
Bridal	50%	44%	36%	46%
Fashion	40%	52%	28%	43%
Watches	6%	3%	34%	8%
Other	4%	1%	2%	3%
	100%	100%	100%	100%
Fiscal 2017
Bridal	50%	45%	38%	47%
Fashion	39%	51%	27%	41%
Watches	6%	3%	32%	8%
Other	5%	1%	3%	4%
	100%	100%	100%	100%
The bridal category, which includes engagement, wedding and anniversary purchases, is predominantly diamond jewelry. Like fashion jewelry and watches, bridal is to an extent dependent on the economic environment as customers can trade up or down price points depending on their available budget. Bridal represented approximately 50% of Signet’s total merchandise sales.
Gift giving is particularly important during the Holiday Season, Valentine’s Day and Mother’s Day. In Fiscal 2018, Signet had several successful fashion jewelry collections including Disney Enchanted and Vera Wang Love® (not all collections are sold in every store banner).
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
Branded differentiated and exclusive ranges
Management believes that the development of branded differentiated and exclusive merchandise raises the profile of Signet’s banners, helps to drive sales and provides its well-trained sales associates with a powerful selling proposition. National television advertisements include elements that drive brand awareness and purchase intent of these ranges. Signet’s scale and proven record of success in developing branded differentiated and exclusive merchandise attracts offers of such programs from jewelry manufacturers, designers and others ahead of competing retailers, and enables it to leverage its supply chain strengths.
Merchandise held on consignment
Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and obsolescence, and provides the flexibility to return non-performing merchandise. Virtually all of Signet’s consignment inventory is held in the US.

Suppliers
In Fiscal 2018, the five largest suppliers collectively accounted for 20.3% of total purchases, with the largest supplier comprising 5.6%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.
Marketing and advertising
Customers’ confidence in our retail brands, store banner name recognition and advertising of branded differentiated and exclusive ranges are important factors in determining buying decisions in the jewelry industry where the majority of merchandise is unbranded. Therefore, Signet continues to strengthen and promote its store banners and merchandise brands by focusing on delivering superior customer service and building brand name recognition. The Company’s omni-channel approach leverages marketing investments in television, digital media (desktop, mobile and social), radio, print, catalog, direct mail, point of sale signage and in-store displays.
While marketing activities are undertaken throughout the year, the level of activity is concentrated at periods when customers are expected to be most receptive to marketing messages, which is ahead of Christmas Day, Valentine’s Day and Mother’s Day. A significant amount of the advertising expenditure is spent on national television advertising, which is used to promote the store banners. Within such advertisements, Signet also promotes certain merchandise ranges, in particular its branded differentiated and exclusive merchandise and other branded products. Statistical and technology-based systems are employed to support customer relationship marketing programs that use a proprietary database to build customer loyalty and strengthen the relationship with customers through mail, email, social media and telephone communications. The programs target current customers with special savings and merchandise offers during key sales periods. Our targeted marketing efforts are aligned with our customer segmentation approach which, as discussed previously, differentiates our banners by focusing on customer attitudes and behaviors, rather than demographic information. In addition, invitations to special in-store promotional events are extended throughout the year.
Details of gross advertising, advertising before vendor contributions, by division is shown below:

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	Gross advertising spending	as a % of divisional sales	Gross advertising spending	as a % of divisional sales	Gross advertising spending	as a % of divisional sales
	(in millions)		(in millions)		(in millions)
Sterling Jewelers division	$251.4	6.6%	$258.6	6.6%	$261.2	6.5%
Zale division	89.0	5.0%	100.2	5.5%	98.7	5.4%
UK Jewelry division	20.1	3.3%	21.8	3.4%	24.3	3.3%
Signet	$360.5	5.8%	$380.6	5.9%	$384.2	5.9%
Customer finance
In our North American markets, Signet sells products for cash and for payment through major credit cards, online payment systems and lease purchase options. In addition, the Company has partnerships with third-party providers who directly extend credit to its customers, and who manage the Company’s in-house private label credit card program for owned receivables.
Signet, through its subsidiary Sterling Jewelers Inc., completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Alliance Data Systems Corporation (“Alliance data”) in October 2017. Under the Program Agreement, Comenity Bank provides credit and services to prime-only credit quality customers. Additionally, Signet and Genesis Financial Solutions (“Genesis”) entered into a servicing agreement in October 2017, under which Genesis provides credit servicing functions for Signet’s non-prime accounts receivable.
During March 2018, Signet announced an agreement to sell its non-prime in-house credit card receivables primarily related to the Company’s Kay, Jared and Sterling regional brands’ customers. This agreement, in conjunction with the previously executed prime credit transaction and the outsourcing of the servicing of the non-prime credit program to Genesis will complete Signet’s transition to an outsourced credit structure. Under the agreement with CarVal Investors, Signet will sell its non-prime receivables originated by Signet to investment funds managed by CarVal Investors, which will allow Signet to divest itself of the credit risk relating to those receivables within two business days following origination, while maintaining a full spectrum of financing and leasing options for customers. The completion of the second phase of outsourcing of Signet’s credit portfolio is expected to significantly reduce consumer credit risk from the balance sheet, reduce working capital needs and allow the Company to continue to return significant capital to shareholders. Signet intends to use the proceeds from the sale of its non-prime receivables to repurchase shares in Fiscal 2019, subject to market conditions. In addition, for a five-year term, Signet will remain the issuer of non-prime credit with investment funds managed by CarVal Investors purchasing forward receivables at a discount rate determined in accordance with the agreement. Servicing of the non-prime receivables, including operational interfaces and customer servicing, will continue to be provided by Genesis.
For a period of time following the signing of this agreement and prior to the expected initial closing date on June 29, 2018, Signet has an option to appoint a minority party to purchase up to 30% of the non-prime receivables to be sold to CarVal Investors. Any agreement with the minority party would be on substantially the same terms.

The transaction is expected to close in the second quarter of Signet's Fiscal 2019 subject to certain closing conditions. Signet expects to reclassify the non-prime receivables to assets held for sale in the second month of the first quarter of Fiscal 2019. Subsequent to this classification, Signet will no longer recognize bad debt expense, late charge income or interest income from the non-prime receivables. There are no customer or store facing systems integration activities required of Signet to close the transaction and the Company does not expect any changes to the current credit application process.
Real estate
Management has specific operating and financial criteria that have to be satisfied before investing in new stores or renewing leases on existing stores. Substantially all the stores operated by Signet are leased. Signet intends to reposition its portfolio to drive greater store productivity. Efforts include development and implementation of innovative store concepts to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at reducing the Company’s mall-based exposure and exiting regional brands. Signet anticipates, pending the outcome of this evaluation, to close over 200 stores by the end of Fiscal 2019. Fiscal 2019 closures, net of new store openings, are expected to reduce gross selling square footage by approximately 4% to 5% versus year end Fiscal 2018.
Recent investment in the store portfolio is set out below:

(in millions)	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2018
New store capital investment	$39.3	$7.8	$1.4	$48.5
Remodels and other store capital investment	31.4	32.4	10.7	74.5
Total store capital investment	$70.7	$40.2	$12.1	$123.0

Fiscal 2017
New store capital investment	$42.9	$22.2	$2.5	$67.6
Remodels and other store capital investment	47.9	35.1	15.3	98.3
Total store capital investment	$90.8	$57.3	$17.8	$165.9

Fiscal 2016
New store capital investment	$48.3	$12.1	$3.3	$63.7
Remodels and other store capital investment	50.6	25.0	16.3	$91.9
Total store capital investment	$98.9	$37.1	$19.6	$155.6
Seasonality
Signet’s sales are seasonal, with the first quarter slightly exceeding 20% of annual sales, the second and third quarters each approximating 20% and the fourth quarter accounting for almost 40% of annual sales, with December being by far the most important month of the year. The “Holiday Season” consists of results for the months of November and December. As a result, approximately 45% to 55% of Signet’s annual operating income normally occurs in the fourth quarter, comprised of nearly all of the UK Jewelry and Zale divisions’ annual operating income and about 40% to 45% of the Sterling Jewelers division’s annual operating income. However, due to the impacts of our strategic credit outsourcing and transformation initiatives in Fiscal 2019, we anticipate our operating profit will be generated entirely in the fourth quarter.

Employees
In Fiscal 2018, the average number of full-time equivalent persons employed was 24,888. In addition, Signet usually employs a limited number of temporary employees during its fourth quarter. None of Signet’s employees in the UK and less than 1% of Signet’s employees in the US and Canada are covered by collective bargaining agreements.

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Average number of employees:(1)
Sterling Jewelers	13,901	16,342	16,140
Zale(2)	7,539	9,602	9,309
UK Jewelry	3,265	3,398	3,370
Other(3)	183	224	238
Total	24,888	29,566	29,057

(1)	Full-time equivalents (“FTEs”).

(2)	Includes 821 FTEs, 1,051 FTEs and 1,201 FTEs employed in Canada in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

(3)	Includes corporate employees and employees employed at the diamond polishing plant located in Botswana.
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
US
According to the US Bureau of Economic Analysis, the total jewelry and watch market was approximately $91 billion at the end of 2017, up nearly 7% from the prior year. This implies a Signet jewelry market share of approximately 7%. Since 2000, the industry average annual growth rate is 3.7%. Nearly 90% of the market is represented by jewelry, with the balance being attributable to watches. According to the latest data from the US Labor Department, there were close to 20,600 jewelry stores in the country, down approximately 0.5% from the prior year.
Canada
The jewelry market in Canada, according to Euromonitor, has grown steadily over the past five years, rising to an estimated C$8.0 billion in 2016, the latest data available to Signet. This represents a compound annual growth rate of 4.3%. Euromonitor estimates that 2016 was up 5% in dollars and approximately 3% in units.
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
STERLING JEWELERS DIVISION
The Sterling Jewelers division operates jewelry stores in malls and off-mall locations in all 50 US states under national banners including Kay and Jared, as well as a variety of mall-based regional banners.

Sterling Jewelers store brand reviews
Store activity by brand

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Kay	84	68	42
Jared	3	8	18
Regional brands	—	—	—
Total stores opened or acquired during the year	87	76	60

Kay	(29)	(5)	(7)
Jared	(4)	(3)	(1)
Regional brands	(56)	(20)	(16)
Total stores closed during the year	(89)	(28)	(24)

Kay	1,247	1,192	1,129
Jared	274	275	270
Regional brands	65	121	141
Total stores open at the end of the year	1,586	1,588	1,540

Kay	$1.908	$2.124	$2.178
Jared(1)	$4.110	$4.379	$4.650
Regional brands	$1.170	$1.242	$1.333
Average sales per store (millions)(2)	$2.270	$2.449	$2.518

Kay	1,931	1,826	1,697
Jared	1,181	1,177	1,153
Regional brands	83	151	175
Total net selling square feet (thousands)	3,195	3,154	3,025

Increase in net store selling space	1.3%	4.3%	5.0%
(1)     Includes sales from all Jared store formats, including the smaller square footage and lower average sales per store concepts of Jared 4.0, Jared Jewelry Boutique and Jared Vault.
(2)     Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.
Sales data by brand

		Change from previous year
Fiscal 2018	Sales (millions)	Same store sales	Total sales
Kay	$2,428.1	(8.0)%	(4.4)%
Jared	1,192.1	(5.5)%	(2.9)%
R2Net(1)	88.1	29.9%
Regional brands	112.2	(19.8)%	(31.3)%
Sterling Jewelers	$3,820.5	(7.0)%	(2.8)%
(1)     Includes R2Net sales for the 145 days period since the date of acquisition. Same store sales presented for R2Net to provide comparative performance measure.
Kay Jewelers (“Kay”)
Kay accounted for 39% of Signet’s sales in Fiscal 2018 (Fiscal 2017: 40%) and operated 1,247 stores in 50 states as of February 3, 2018 (January 28, 2017: 1,192 stores). Kay is the largest specialty retail jewelry store brand in the US based on sales. Kay mall stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space, whereas Kay off-mall stores typically occupy about 2,200 square feet and have approximately 1,800 square feet of selling space. Kay operates in malls and off-mall stores. Off-mall stores primarily are located in outlet malls and power centers. The Sterling Jewelers store footprint will continue to diversify in Fiscal 2019 as new stores will be principally Kay stores in off-mall locations.

Details of Kay’s performance over the last three years is shown below:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales (millions)	$2,428.1	$2,539.7	$2,530.3
Average sales per store (millions)	$1.908	$2.124	$2.178
Stores at year end	1,247	1,192	1,129
Total net selling square feet (thousands)	1,931	1,826	1,697
The following table summarizes the current composition of stores as of February 3, 2018 and net openings (closures) in the past three years:

	Stores at	Net openings (closures)
	February 3, 2018	Fiscal 2018	Fiscal 2017	Fiscal 2016
Mall	731	(20)	(4)	6
Off-mall and outlet	516	75	67	29
Total	1,247	55	63	35
Jared The Galleria Of Jewelry (“Jared”)
With 274 stores in 41 states as of February 3, 2018 (January 28, 2017: 275 stores), Jared is a leading off-mall destination specialty retail jewelry store chain, based on sales. Jared accounted for 19% of Signet’s sales in Fiscal 2018 (Fiscal 2017: 19%). Jared is the fourth largest US specialty retail jewelry brand by sales and offers enhanced selection of merchandise. Every Jared store has an on-site design and service center where most repairs are completed within the same day. Each store also has at least one diamond salon, a children’s play area, and complimentary refreshments.
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
Details of Jared’s performance over the last three years is shown below:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales (millions)	$1,192.1	$1,227.5	$1,252.9
Average sales per store (millions)(1)	$4.110	$4.379	$4.650
Stores at year end	274	275	270
Total net selling square feet (thousands)	1,181	1,177	1,153
(1)     Includes sales from all Jared store formats, including the smaller square footage and lower average sales per store concepts of Jared 4.0, Jared Jewelry Boutique and Jared Vault.
The following table summarizes the current composition of stores as of February 3, 2018 and net openings (closures) in the past three years:

	Stores at	Net openings (closures)
	February 3, 2018	Fiscal 2018	Fiscal 2017	Fiscal 2016
Mall	9	(1)	(1)	3
Off-mall and outlet	265	—	6	14
Total	274	(1)	5	17

JamesAllen.com
JamesAllen.com (“James Allen”) is a fast-growing millennial online retailer that was acquired by the Company during Fiscal 2018 as part of the R2Net acquisition. Unlike the rest of our store banners, James Allen does not operate or maintain physical retail stores. James Allen accounted for 1% of Signet’s sales in Fiscal 2018.
Sterling Jewelers regional brands
The Sterling Jewelers division also operates mall stores under a variety of established regional nameplates. Regional brands in the Sterling Jewelers division accounted for 2% of Signet’s sales in Fiscal 2018 (Fiscal 2017: 3%) and as of February 3, 2018, include 65 regional brand stores in 23 states (January 28, 2017: 121 stores in 29 states). The leading brands include JB Robinson Jewelers, Marks & Morgan Jewelers and Belden Jewelers. Also included in the regional nameplates are Goodman Jewelers, LeRoy’s Jewelers, Osterman Jewelers, Rogers Jewelers, Shaw’s Jewelers and Weisfield Jewelers. The Company’s strategy is to reduce regional brand locations through conversion to national store brands or through closure upon lease expiration.
Details of the regional brands’ performance over the last three years is shown below:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales (millions)	$112.2	$163.2	$205.5
Average sales per store (millions)	$1.170	$1.242	$1.333
Stores at year end	65	121	141
Total net selling square feet (thousands)	83	151	175
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
Customer finance
Several factors inherent in the US jewelry business support the circumstances through which Signet is uniquely positioned to generate profitable incremental business through its partner supported and on-balance sheet consumer payment programs. These factors include a high average transaction value and a significant population of customers seeking to finance merchandise, primarily in the bridal category. Prime credit offered by Alliance Data Systems, on-balance sheet lending for non-prime applicants serviced by Genesis Financial Solutions and a lease purchase option provided by Progressive Lease allow Signet to offer payment options that meet each customer’s individual needs.
As disclosed previously, Signet, through its subsidiary Sterling Jewelers Inc., completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Alliance Data Systems in October 2017. During March 2018, Signet announced an agreement to sell its non-prime in-house credit card receivables primarily related to the Company’s Kay, Jared and Sterling regional banners’ customers. This agreement, in conjunction with the previously executed prime credit transaction and the outsourcing of the servicing of the non-prime credit program to Genesis will complete Signet’s transition to an outsourced credit structure.

Customer financing statistics(1)
Below is a summary of key customer financing statistics related to the Sterling Jewelers customer in-house finance receivables:

	Fiscal 2018		Fiscal 2017	Fiscal 2016
Total sales (millions)	$3,820.5		$3,930.4	$3,988.7
Credit sales (millions)	$2,162.7		$2,438.3	$2,451.2
Credit sales as % of total Sterling Jewelers sales(2)	57.9%		62.0%	61.5%
Net bad debt expense (millions)(3)	$216.7		$212.1	$190.5
Opening receivables (millions)	$1,952.0		$1,855.9	$1,453.8
Closing receivables (millions)(4)	$762.9		$1,952.0	$1,855.9
Number of active credit accounts at year end(5)	577,846		1,401,456	1,423,619
Average outstanding account balance at year end	$1,311		$1,405	$1,319
Average monthly collection rate(6)	9.7%		11.0%	11.5%
Ending bad debt allowance as a % of ending accounts receivable(1)	14.9%		7.1%	7.0%
Net charge-offs as a % of average gross accounts receivable(1)(7)	nm	(9)	10.7%	10.5%

Credit portfolio impact:
Net bad debt expense (millions)(3)	$(216.7)		$(212.1)	$(190.5)
Late charge income (millions)	$35.8		$36.0	$33.9
Interest income from in-house customer finance programs (millions)(8)	$249.6		$277.6	$252.5
	$68.7		$101.5	$95.9
(1)    See Note 12 of Item 8 for additional information.
(2)    Including any deposits taken at the time of sale.
(3)    Net bad expense is defined as the charge for the provision for bad debt less recoveries.
(4)    See Note 3 of Item 8 for additional information.
(5)    The number of active accounts is based on credit cycle end date closest to the fiscal year end date.

(6)
The decrease is primarily due to a decline in credit approvals and average credit transaction value in addition to a change in the ratio of credit quality due to the credit transaction. See Note 3 of Item 8 for additional information on the credit transaction.

(7)    Net charge-offs calculated as gross charge-offs less recoveries. See Note 12 of Item 8 for additional information.
(8)    See Note 11 of Item 8. Primary component of other operating income, net, on the consolidated income statement.

(9)
During the third quarter of Fiscal 2018, the Company completed the sale of a portion of the Sterling Jewelers customer in-house finance receivables. As a result, the Company’s receivable balance decreased significantly and thus restricts the usefulness of this metric for Fiscal 2018.

nm	Not meaningful.
ZALE DIVISION
The Zale division consists of two reportable segments: Zale Jewelry and Piercing Pagoda. Zale Jewelry operates jewelry stores located primarily in shopping malls throughout the US and Canada. Piercing Pagoda operates through mall-based kiosks throughout the US. In Fiscal 2018, approximately 17% of goods purchased in the Zale division were denominated in Canadian dollars (Fiscal 2017: 14%).

Zale store brand reviews
Store activity by brand

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Zales	11	40	24
Peoples	2	2	2
Regional brands	—	—	—
Total Zale Jewelry	13	42	26
Piercing Pagoda	13	35	12
Total stores opened or acquired during the year	26	77	38

Zales	(58)	(19)	(10)
Peoples	(16)	(4)	(1)
Regional brands	(41)	(26)	(10)
Total Zale Jewelry	(115)	(49)	(21)
Piercing Pagoda	(31)	(24)	(12)
Total stores closed during the year	(146)	(73)	(33)

Zales	704	751	730
Peoples	129	143	145
Regional brands	35	76	102
Total Zale Jewelry	868	970	977
Piercing Pagoda	598	616	605
Total stores open at the end of the year	1,466	1,586	1,582

Zales	$1.408	$1.327	$1.467
Peoples	$1.444	$1.267	$1.353
Regional brands	$1.269	$0.982	$0.942
Total Zale Jewelry	$1.407	$1.290	$1.394
Piercing Pagoda	$0.417	$0.506	$0.376
Average sales per store (millions)(1)	$1.005	$0.988	$1.003

Zales	977	1,039	1,010
Peoples	171	190	193
Regional brands	38	82	112
Total Zale Jewelry(2)	1,186	1,311	1,315
Piercing Pagoda	112	115	114
Total net selling square feet (thousands)(2)	1,298	1,426	1,429

(Decrease) increase in net store selling space	(9.0)%	(0.2)%	0.5%
(1)     Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.
(2)    Includes 191 thousand, 227 thousand and 240 thousand square feet of net selling space in Canada in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Sales data by brand

		Change from previous year
Fiscal 2017	Sales (millions)	Same store sales	Total sales
Zales	$1,244.3	(2.0)%	(1.0)%
Peoples	215.4	2.6%	5.1%
Regional brands	56.5	(14.2)%	(35.4)%
Total Zale Jewelry	$1,516.2	(1.9)%	(2.2)%
Piercing Pagoda	278.5	3.0%	5.9%
Zale division(1)	$1,794.7	(1.2)%	(1.0)%
(1)     The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.
Zale Jewelry
Zale Jewelry is comprised of three core national banners, Zales Jewelers, Zales Outlet and Peoples Jewellers and two regional brands, Gordon’s Jewelers and Mappins Jewellers. Each banner specializes in jewelry and watches, with merchandise and marketing emphasis focused on diamond products.
Zales Jewelers (“Zales”)
Zales Jewelers operates primarily in shopping malls and offers a broad range of bridal, diamond solitaire and fashion jewelry. Zales Outlet operates in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers’ national marketing and brand recognition. Zales Jewelers and Zales Outlet are collectively referred to as “Zales.”
Zales accounted for 20% of Signet’s sales in Fiscal 2018 (Fiscal 2017: 20%) and operated a total of 704 stores, all located in the United States as of February 3, 2018 (January 28, 2017: 751 total stores, including 7 stores in Puerto Rico). Zales is positioned as “The Diamond Store” given its emphasis on diamond jewelry, especially in bridal and fashion. Zales mall stores typically occupy about 1,700 square feet and have approximately 1,300 square feet of selling space, whereas Zales off-mall stores typically occupy about 2,400 square feet and have approximately 1,700 square feet of selling space.
Details of Zales’ performance over the last three years is shown below:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales (millions)	$1,244.3	$1,257.4	$1,241.0
Average sales per store (millions)	$1.408	$1.327	$1.467
Stores at year end	704	751	730
Total net selling square feet (thousands)	977	1,039	1,010
The following table summarizes the current composition of stores as of February 3, 2018 and net openings (closures) over the last three years :

	Stores at	Net openings (closures)
	February 3, 2018	Fiscal 2018	Fiscal 2017	Fiscal 2016
Mall	545	(43)	12	9
Off-mall and outlet	159	(4)	9	5
Total	704	(47)	21	14
Peoples Jewellers
Peoples Jewellers (“Peoples”) is Canada’s largest jewelry retailer, offering jewelry at affordable prices. Peoples accounted for 3% of Signet’s sales in Fiscal 2018 (Fiscal 2017: 3%) and operated 129 stores in Canada as of February 3, 2018 (January 28, 2017: 143 stores). Peoples is positioned as “Canada’s #1 Diamond Store” emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Peoples stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space.

Details of Peoples’ performance over the last three years is shown below:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales (millions)	$215.4	$204.9	$214.8
Average sales per store (millions)	$1.444	$1.267	$1.353
Stores at year end	129	143	145
Total net selling square feet (thousands)	171	190	193

Zale Jewelry regional brands
The Zale division also operates the regional store brands Gordon’s Jewelers (“Gordon’s”), in the US, and Mappins Jewellers (“Mappins”), in Canada. Regional brands in the Zale Jewelry segment accounted for 1% of Signet’s sales in Fiscal 2018 (Fiscal 2017: 1%) and operated a total of 35 stores, including 17 stores in the US and 18 stores in Canada as of February 3, 2018 (January 28, 2017: 76 total stores). The Company expects the number of regional brands locations to continue to decline through conversion to national store brands or through closure upon lease expiration.
Details of the regional brands’ performance over the last three years is shown below:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales (millions)	$56.5	$87.4	$112.4
Average sales per store (millions)(1)	$1.269	$0.982	$0.942
Stores at year end	35	76	102
Total net selling square feet (thousands)	38	82	112

Piercing Pagoda
Piercing Pagoda operates through mall-based kiosks in the US. Piercing Pagoda accounted for 5% of Signet’s sales in Fiscal 2018 (Fiscal 2017: 4%) and operated a total of 598 stores, all located in the United States as of February 3, 2018 (January 28, 2017: 616 total stores). Piercing Pagodas are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. Piercing Pagoda offers a selection of gold, silver and diamond jewelry in basic styles at moderate prices.
Details of Piercing Pagoda’s performance over the last three years is shown below:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales (millions)	$278.5	$263.1	$243.2
Average sales per store (millions)(1)	$0.417	$0.506	$0.376
Stores at year end	598	616	605
Total net selling square feet (thousands)	112	115	114

Zale operating review
Other sales
Repair services represent approximately 2% of sales and 4% of transactions and are an important opportunity to build customer loyalty. During Fiscal 2018 and Fiscal 2017, Zale utilized the Jared Design & Service Centers to support its repair business for all US locations.
The Zale division sells extended service plans on certain products covering lifetime repair service and jewelry replacement. The lifetime extended service plans cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise or a replacement option if the merchandise cannot be repaired. Zale Jewelry also offers customers a two year fine watch warranty. Additionally, Zale Jewelry and Piercing Pagoda offer a one year jewelry replacement program, which requires the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged in accordance with the plan agreement.

Customer finance
Our consumer credit program is an integral part of our business and is a major driver of customer loyalty. Customers are offered revolving and interest free credit plans under our private label credit card programs offered in conjunction with Comenity Bank and TD Bank Services in Canada, in conjunction with other alternative finance vehicles, including a second-look credit program offered by Genesis Financial Solutions implemented in September 2017, replacing the in-house program initiated in late Fiscal 2016. These provide customers of the Zale division with a wide variety of financing options. Participation of the Zale division in Signet’s in-house consumer credit program was immaterial in Fiscal 2018. Nearly 46% of Zale sales in the US were financed by private label customer credit in Fiscal 2018 (Fiscal 2017: 47%). Canadian private label credit card sales represented 27% of Canadian sales in Fiscal 2018 (Fiscal 2017: 32%).
UK JEWELRY DIVISION
The UK Jewelry division transacts mainly in British pounds, as sales and the majority of operating expenses are incurred in that currency and its results are then translated into US dollars for external reporting purposes. In Fiscal 2018, approximately 27% of goods purchased were made in US dollars (Fiscal 2017: 25%). The following information for the UK Jewelry division is given in British pounds as management believes that this presentation assists in understanding the performance of the UK Jewelry division. Movements in the US dollar to British pound exchange rate therefore may have an impact on the results of Signet, particularly in periods of exchange rate volatility.
UK market
Ernest Jones and H.Samuel compete with a large number of independent jewelry retailers, as well as discount jewelry retailers, online retail and auction sites, apparel and accessory fashion stores, catalog showroom operators and supermarkets.
UK Jewelry store brand reviews
Store activity by brand

	Fiscal 2018	Fiscal 2017	Fiscal 2016
H.Samuel	2	6	2
Ernest Jones	1	3	8
Total stores opened or acquired during the year	3	9	10

H.Samuel	(5)	(3)	(3)
Ernest Jones	(2)	(1)	(2)
Total stores closed during the year	(7)	(4)	(5)

H.Samuel	301	304	301
Ernest Jones	203	204	202
Total stores open at the end of the year	504	508	503

H.Samuel	£0.698	£0.748	£0.763
Ernest Jones	£1.066	£1.114	£1.142
Average sales per store (millions)(1)	£0.847	£0.894	£0.910

H.Samuel	327	329	326
Ernest Jones	197	197	194
Total net selling square feet (thousands)	524	526	520

Increase in net store selling space	(0.4)%	1.0%	1.5%

(1)	Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.

Sales data by brand

		Change from previous year
Fiscal 2018	Sales (millions)	Same store sales	Total sales at constant exchange rates	Total sales
H.Samuel	£234.5	(6.5)%	(4.3)%	(5.2)%
Ernest Jones	237.3	(5.6)%	(2.9)%	(4.2)%
UK Jewelry	£471.8	(6.0)%	(3.6)%	(4.7)%
H.Samuel
H.Samuel accounted for 5% of Signet’s sales in Fiscal 2018 (Fiscal 2017: 5%), and is the largest specialty retail jewelry store brand in the UK by number of stores. H.Samuel has 150 years of jewelry heritage, with a target customer focused on inexpensive fashion-trend oriented, everyday jewelry. The typical store selling space is 1,100 square feet.
H.Samuel continues to focus on larger store formats in regional shopping centers. Details of H.Samuel’s performance over the last three years is shown below:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales (millions)	£234.5	£245.0	£247.4
Average sales per store (millions)	£0.698	£0.748	£0.763
Stores at year end	301	304	301
Total net selling square feet (thousands)	327	329	326
Ernest Jones
Ernest Jones (including stores selling under the Leslie Davis nameplate) accounted for 5% of Signet’s sales in Fiscal 2018 (Fiscal 2017: 5%), and is the second largest specialty retail jewelry store brand in the UK by number of stores. It serves the upper middle market, with a target customer focused on high-quality, timeless jewelry. The typical store selling space is 900 square feet. Details of Ernest Jones’ performance over the last three years is shown below:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales (millions)	£237.3	£244.4	£237.9
Average sales per store (millions)	£1.066	£1.114	£1.142
Stores at year end	203	204	202
Total net selling square feet (thousands)	197	197	194
UK Jewelry operating review
Customer finance
In Fiscal 2018, approximately 9% of the division’s sales were made through a customer finance program provided through a third party (Fiscal 2017: 8%). Signet does not provide this service itself in the UK due to low demand for customer finance.
OTHER
Other consists of all non-reportable operating segments, including activities related to the direct sourcing of rough diamonds, and is aggregated with unallocated corporate administrative functions.
IMPACT OF CLIMATE CHANGE
Signet recognizes that climate change is a major risk to society and therefore continues to take steps to reduce Signet’s climatic impact. Management believes that climate change has a limited influence on Signet’s performance and that it is of limited significance to the business.

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
Approximately half of Signet’s sales in the US and Canada utilize its in-house or third-party customer financing programs and an additional 36% of purchases are made using third party bank cards. Any significant deterioration in general economic conditions or increase in consumer debt levels may inhibit consumers’ use of credit and decrease consumers’ ability to satisfy Signet’s requirement for access to customer finance and could in turn have an adverse effect on the Company’s sales. Furthermore, any downturn in general or local economic conditions, in particular an increase in unemployment in the markets in which the Signet operates, may adversely affect its collection of outstanding accounts receivable, its net bad debt charge and hence earnings.
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
Any new regulatory initiatives or investigations by the Bureau or other state authority could impose additional costs and/or restrictions on credit practices of the Sterling Jewelers and Zale divisions, which could adversely affect their ability to conduct its business.
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
Signet publishes its consolidated annual financial statements in US dollars. At February 3, 2018, Signet held approximately 89% of its total assets in entities whose functional currency is the US dollar and generated approximately 86% of its sales and 94% of its operating income in US dollars for the fiscal year then ended. All the remaining assets, sales and operating income are in UK British pounds and Canadian dollars. Therefore, the Company’s results of operations and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would decrease reported sales and operating income.

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
The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones. In particular, diamonds accounted for about 45%, and gold about 14%, of Signet’s merchandise costs in Fiscal 2018.
In Fiscal 2018, prices for the assortment of polished diamonds utilized by Signet decreased slightly compared to prior year. Industry forecasts indicate that over the medium and longer term, the demand for diamonds will probably increase faster than the growth in supply, particularly as a result of growing demand in countries such as China and India. Therefore, the cost of diamonds is anticipated to rise over time, although fluctuations in price are likely to continue to occur. The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on diamond prices, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain.
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
In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production (based upon recent estimates), the final rules require Signet and other affected companies that file with the SEC to make specified country of origin inquiries of our suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum and tungsten), that are used in products sold by Signet in the US and elsewhere. On May 31, 2017, Signet filed with the SEC its Form Specialized Disclosure (“SD”) and accompanying Conflict Minerals Report in accordance with the SEC’s rules, which together describe our country of origin inquiries and due diligence measures relating to the source and chain of custody of those designated minerals Signet deemed necessary to the functionality or production of our products, the results of those activities and our related determinations with respect to the calendar year ended December 31, 2016.

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
Price increases and increased price transparency in the market may have an adverse impact on Signet’s performance.
Critical to maintaining an optimal customer experience is a multi-faceted value proposition that focuses on customer service, attractive brand and category assortments, availability of financing, and deep customer service and relationship building with our guest service professionals, as well as competitive pricing. Although not a singular differentiator to our value proposition, if significant price increases are implemented by any division or across a wide range of merchandise, the impact on earnings will depend on, among other factors, the pricing by competitors of similar products in the same geographic area and the response by customers to higher prices. Such price increases may result in lower sales and adversely impact earnings.
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
Consumers are increasingly shopping or starting their jewelry buying experience online, which makes it easier for them to compare prices with other jewelry retailers. If Signet’s brands do not offer the same or similar item at the lowest price, consumers may purchase their jewelry from competitors, which would adversely impact the Company’s sales and results of operations.
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
Signet benefits from close commercial relationships with a number of suppliers. Damage to, or loss of, any of these relationships could have a detrimental effect on results. Management holds regular reviews with major suppliers. Signet’s most significant supplier accounts for approximately 6% of merchandise. Government requirements regarding sources of commodities, such as those required by the Dodd-Frank Act, could result in Signet choosing to terminate relationships with suppliers in the future due to a change in a supplier’s sourcing practices or Signet’s compliance with laws and internal policies.
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
Signet has had success in recent years in the development of branded merchandise that is exclusive to its stores. If Signet is not able to further develop such branded merchandise or related initiatives, it may adversely impact sales and earnings.

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
Signet faces significant competition from independent and regional specialty jewelry retailers that are able to adjust their competitive stance, for example on pricing, to local market conditions. This can put individual Signet stores at a competitive disadvantage as Signet divisions have a national pricing strategy.
The Company’s inability to rent stores that satisfy management’s operational and financial criteria could adversely impact sales, as could changes in locations where customers shop.
Signet’s results are dependent on a number of factors relating to its stores. These include the availability of desirable property, the demographic characteristics of the area around the store, the design and maintenance of the stores, the availability of attractive locations within the markets/trade areas that also meet the operational and financial criteria of management, the terms of leases and Signet’s relationship with major landlords. If Signet is unable to rent stores that satisfy its operational and financial criteria, or if there is a disruption in its relationship with its major landlords, sales could be adversely affected.
Given the length of property leases that Signet enters into, it is dependent upon the continued popularity of particular retail locations. As Signet tests and develops new types of store locations and designs, there is no certainty as to their success. The majority of long-term space growth opportunities in the US are in new developments and therefore future store space is in part dependent on the investment by real estate developers in new projects. Limited new real estate development taking place would make it challenging to identify and secure suitable store locations. The UK Jewelry division has a more diverse range of store locations than in the US or Canada, including some exposure to smaller retail centers which do not justify the investment required to refurbish the site to the current store format. Consequently, the UK Jewelry division is gradually closing stores in such locations as leases expire or satisfactory property transactions can be executed; however, the ability to secure such property transactions is not certain.
The rate of store development is dependent on a number of factors including obtaining suitable real estate, the capital resources of Signet, the availability of appropriate staff and management and the level of the financial return on investment required by management.
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
Signet’s business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel retailing is rapidly evolving and Signet must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones and other devices to comparison shop, determine product availability and complete purchases online. Signet must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers that have the right features and are reliable and easy to use. If Signet is unable to make, improve, develop or acquire relevant customer-facing technology in a timely manner, the Company’s ability to compete and its results of operations could be materially and adversely affected. In addition, if Signet’s online activities or other customer-facing technology systems do not function as designed, the Company may experience a loss of customer confidence, data security breaches, lost sales or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.
Security breaches and other disruptions to Signet’s information technology infrastructure and databases could interfere with Signet’s operations, and could compromise Signet’s and its customers’ and suppliers’ information, exposing Signet to liability which would cause Signet’s business and reputation to suffer.
Signet operates in multiple channels and, in the Sterling Jewelers division, maintains its own customer financing operation. Signet is also increasingly using mobile devices, social media and other online activities to connect with customers, staff and other stakeholders. Therefore, in the ordinary course of business, Signet relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including e-commerce sales, supply chain, merchandise distribution, customer invoicing and collection of payments. Signet uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, Signet collects and stores sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of Signet’s customers and employees, in data centers and on information technology networks. The secure operation of these networks, and the processing and maintenance of this information is critical to Signet’s business operations and strategy. Despite security measures and business continuity plans, we may not timely anticipate evolving techniques used to effect security breaches that may result in damage, disruptions or shutdowns of Signet’s and our third-party vendors’ networks and infrastructure due to attacks by hackers, including phishing or other cyber-attacks, or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise Signet’s networks and the information stored there, including personal, proprietary or confidential information about Signet, our customers or our third-party vendors, and personally identifiable information of Signet’s customers and employees could be accessed, manipulated, publicly disclosed, lost or stolen, exposing our customers to the risk of identity theft and exposing Signet or our third-party vendors to a risk of loss or misuse of this information. To date, these attacks or breaches have not had a material impact on Signet’s business or operations; however, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, significant breach-notification costs, lost sales and a disruption to operations (including our ability to process consumer transactions and manage inventories), media attention, and damage to Signet’s reputation, which could adversely affect Signet’s business. In addition, it could harm Signet’s reputation and ability to execute its business through service and business interruptions, management distraction and/or damage to physical infrastructure, which could adversely impact sales, costs and earnings. If Signet is the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification and credit monitoring procedures. Compliance with these laws will likely increase the costs of doing business.
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
An adverse decision in legal proceedings, tax matters, and/or regulatory or other state investigations could reduce earnings.
Signet is involved in legal proceedings incidental to its business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
In March 2008, private plaintiffs filed a class action lawsuit for an unspecified amount against Sterling Jewelers Inc. (“Sterling”), a subsidiary of Signet, in US District Court for the Southern District of New York, which has been referred to private arbitration. Sterling denies the allegations and has been defending this case vigorously. If, however, it is unsuccessful in its defense, Sterling could be required to pay substantial damages. At this point, no outcome or amount of loss is able to be estimated. See Note 26 in Item 8.
In August 2016, individual plaintiffs filed putative class actions asserting claims under the federal securities laws in the US District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer seeking an unspecified amount of damages. The cases were consolidated and an amended complaint was filed in January 2017. Plaintiffs sought leave from court which was granted to file a second amended complaint. Signet denies the current allegations and intends to defend the case vigorously. If, however, it is unsuccessful in its defense, Signet could be required to pay substantial damages. At this point, no outcome or amount of loss is able to be estimated. See Note 26 in Item 8.
On September 6, 2017, the Bureau notified Signet that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against Signet, alleging that Signet violated §§ 1031 and 1036 of the Consumer Financial Protection Act of 2010, 12 U.S.C. §§ 5531, 5536, and the Truth in Lending Act, 15 U.S.C. § 1601 et seq., and its implementing regulation, relating to in-store: credit practices, promotions, and payment protection products. The Attorney General for the State of New York (“NYAG”) is investigating similar issues under its jurisdiction. See Note 26 in Item 8.
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
In addition, The Tax Cuts and Jobs Act of 2017 (the “TCJ Act”), which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. business entities. These changes include a permanent reduction to the federal corporate income tax rate and changes in the deductibility of interest on corporate debt obligations, among others. The Company is currently evaluating the TCJ Act. The full impact of the TCJ Act on the Company in future periods cannot be predicted at this time and no assurances in that regard are made by the Company.
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
Any difficulty in executing or integrating an acquisition, a business combination, a major business initiative or a transformation plan, including our direct diamond sourcing capabilities, may result in expected returns and other projected benefits from such an exercise not being realized. The acquisition of companies with operating margins lower than that of Signet may cause an overall lower operating margin for Signet. Signet’s current borrowing agreements place certain limited constraints on our ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions.
A significant transaction could also disrupt the operation of our current activities and divert significant management time and resources. For example, Signet experienced disruptions in its information technology systems and processes during its credit outsourcing transition in 2017, including server interruptions and downtime, which resulted in calls to customer service centers leading to long wait times. In addition, Signet announced a new transformation plan in 2018. Any such difficulty in executing an acquisition, business combination, a major business initiative or a transformation plan could have a direct material adverse effect on Signet’s results of operations.
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
We have a substantial amount of goodwill and indefinite-lived intangible assets on our balance sheet as a result of acquisitions. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. During the first quarter of Fiscal 2019, the Company observed a general decline in the market valuation of the Company’s common shares which could impact the assumptions used to perform an evaluation of its indefinite-lived intangible assets, including goodwill and trade names. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. There is a risk that a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.
For further information on our testing for goodwill impairment, see “Critical Accounting Policies” under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent changes in the Company’s executive management team or the loss of additional key executive officers or employees could be disruptive to, or cause uncertainty in, its business or adversely impact performance.
On July 31, 2017, Mark Light retired from the Board of Directors and his position as Chief Executive Officer of the Company. The Company’s Board of Directors appointed Virginia C. Drosos, a member of the Board of Directors, as the Company’s Chief Executive Officer.
Signet’s future success will partly depend upon the ability of senior management and other key employees to implement an appropriate business strategy. While Signet has entered into termination protection agreements with such key personnel, the retention of their services cannot be guaranteed and the loss of such services could have a material adverse effect on Signet’s ability to conduct its business. If the Company is not effective in succession planning, there may be a negative impact on the Company's ability to successfully hire for key executive management roles in a timely manner. In addition, any new executives may wish, subject to Board approval, to change the strategy of Signet. The appointment of new executives may therefore adversely impact performance.
Signet’s business could be affected by extreme weather conditions or natural disasters.
Extreme weather conditions in the areas in which the Company’s stores are located could negatively affect the Company’s business and results of operations. For example, frequent or unusually heavy snowfall, ice storms, or other extreme weather conditions over a prolonged period could make it difficult for the Company’s customers to travel to its stores and thereby reduce the Company’s sales and profitability.
In addition, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, or a combination of these or other factors, could damage or destroy the Company’s facilities or make it difficult for customers to travel to its stores, thereby negatively affecting the Company’s business and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The following table provides the location, use and size of our distribution, corporate and other non-retail facilities required to support the Company’s global operations as of February 3, 2018:

Location	Function	Approximate square footage	Lease or Own	Lease expiration
Akron, Ohio	Corporate and distribution	460,000	Lease	2048
Akron, Ohio	Credit(1)	86,000	Lease	2048
Akron, Ohio	Training	12,000	Lease	2048
Akron, Ohio	Repair facility	38,000	Own	N/A
Akron, Ohio	Corporate	34,900	Lease	2019
Barberton, Ohio	Non-merchandise fulfillment	135,000	Lease	2032
New York City, New York	Design	4,600	Lease	2019
New York City, New York	Diamond trading	2,000	Lease	2021
New York City, New York	Corporate	10,824	Lease	2023
New York City, New York	Corporate	813	Lease	2018
New York City, New York	Storage	1,254	Lease	2023
Irving, Texas	Corporate and distribution	414,000	Lease	2018
Dallas, Texas	Repair facility	30,800	Lease	2028
Dallas, Texas	Corporate	225,000	Lease	2028
Frederick, Maryland	Customer service	7,716	Lease	2018
Toronto, Ontario (Canada)	Distribution and fulfillment	26,000	Lease	2019
Birmingham, UK	Corporate, distribution and e-commerce fulfillment	235,000	Own	N/A
Borehamwood, Hertfordshire (UK)	Corporate	36,200	Lease	2020
Gaborone, Botswana	Diamond polishing	34,200	Own	N/A
Mumbai, India	Diamond liaison	3,000	Lease	2018
Mumbai, India	Diamond liaison	2,936	Lease	2019
Ramat-Gan, Israel	Technology center	1,000	Lease	2019
Herzelia, Israel	Technology center	7,125	Lease	2019

(1)
In October 2017, Signet, through its subsidiary Sterling, completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio. In conjunction with this transaction, the indicated property has been subleased to multiple third party service providers. See Note 3 of Item 8 for further details.

Sufficient distribution exists in all geographies to meet the respective needs of the Company’s operations.
Global retail property
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet’s divisions, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied. Below is a summary of property details by geography for our retail operations as of February 3, 2018:

	Sterling Jewelers division				Zale division						UK Jewelry division			Signet
	Kay	Jared	Regional brands	Total	Zales	Peoples	Regional brands	Total Zale Jewelry	Piercing Pagoda	Total	H.Samuel	Ernest Jones	Total	Total stores
US	1,247	274	65	1,586	704	—	17	721	598	1,319	—	—	—	2,905
Canada	—	—	—	—	—	129	18	147	—	147	—	—	—	147
United Kingdom	—	—	—	—	—	—	—	—	—	—	289	198	487	487
Republic of Ireland	—	—	—	—	—	—	—	—	—	—	10	4	14	14
Channel Islands	—	—	—	—	—	—	—	—	—	—	2	1	3	3
Total	1,247	274	65	1,586	704	129	35	868	598	1,466	301	203	504	3,556

Store locations by US state and Canadian province, as of February 3, 2018, are as follows:

	Sterling Jewelers division				Zale division						Signet
	Kay	Jared	Regional brands	Total	Zales	Peoples	Regional brands	Total Zale Jewelry	Piercing Pagoda	Total	Total Stores
Alabama	28	4	1	33	12	—	—	12	4	16	49
Alaska	3	—	—	3	2	—	—	2	—	2	5
Arizona	20	8	1	29	12	—	—	12	10	22	51
Arkansas	10	1	—	11	9	—	1	10	—	10	21
California	80	20	—	100	53	—	—	53	41	94	194
Colorado	16	6	—	22	16	—	—	16	4	20	42
Connecticut	14	2	1	17	10	—	—	10	15	25	42
Delaware	4	2	—	6	4	—	—	4	6	10	16
Florida	89	23	6	118	52	—	2	54	71	125	243
Georgia	53	13	3	69	23	—	—	23	12	35	104
Hawaii	8	1	—	9	6	—	—	6	—	6	15
Idaho	5	1	—	6	2	—	—	2	—	2	8
Illinois	46	12	1	59	24	—	—	24	20	44	103
Indiana	31	6	5	42	13	—	—	13	14	27	69
Iowa	21	2	—	23	7	—	—	7	4	11	34
Kansas	9	2	—	11	7	—	—	7	5	12	23
Kentucky	21	3	3	27	8	—	—	8	6	14	41
Louisiana	19	3	1	23	15	—	4	19	—	19	42
Maine	6	1	—	7	1	—	—	1	2	3	10
Maryland	31	9	3	43	15	—	—	15	23	38	81
Massachusetts	25	6	1	32	11	—	—	11	21	32	64
Michigan	43	9	5	57	18	—	—	18	9	27	84
Minnesota	17	4	2	23	9	—	—	9	7	16	39
Mississippi	15	—	—	15	8	—	—	8	—	8	23
Missouri	24	5	—	29	10	—	—	10	6	16	45
Montana	3	—	—	3	—	—	—	—	—	—	3
Nebraska	8	—	—	8	3	—	—	3	1	4	12
Nevada	10	3	—	13	7	—	1	8	5	13	26
New Hampshire	11	4	2	17	5	—	—	5	7	12	29
New Jersey	31	8	—	39	18	—	—	18	33	51	90
New Mexico	5	1	—	6	9	—	—	9	3	12	18
New York	68	8	1	77	42	—	—	42	64	106	183
North Carolina	49	12	—	61	19	—	—	19	19	38	99
North Dakota	4	—	—	4	3	—	—	3	1	4	8
Ohio	72	16	10	98	19	—	—	19	22	41	139
Oklahoma	15	2	—	17	10	—	2	12	2	14	31
Oregon	15	3	—	18	4	—	—	4	5	9	27
Pennsylvania	62	11	4	77	31	—	—	31	60	91	168
Rhode Island	4	1	—	5	2	—	—	2	3	5	10
South Carolina	27	3	1	31	10	—	—	10	7	17	48
South Dakota	3	—	—	3	3	—	—	3	1	4	7
Tennessee	29	8	1	38	18	—	—	18	5	23	61

Texas	84	31	—	115	99	—	7	106	19	125	240
Utah	11	3	—	14	1	—	—	1	3	4	18
Vermont	2	—	—	2	1	—	—	1	1	2	4
Virginia	41	10	3	54	25	—	—	25	25	50	104
Washington	19	3	4	26	12	—	—	12	13	25	51
West Virginia	10	—	4	14	5	—	—	5	7	12	26
Wisconsin	24	4	2	30	8	—	—	8	12	20	50
Wyoming	2	—	—	2	3	—	—	3	—	3	5
US	1,247	274	65	1,586	704	—	17	721	598	1,319	2,905
Alberta	—	—	—	—	—	20	2	22	—	22	22
British Columbia	—	—	—	—	—	21	2	23	—	23	23
Manitoba	—	—	—	—	—	5	—	5	—	5	5
New Brunswick	—	—	—	—	—	3	—	3	—	3	3
Newfoundland	—	—	—	—	—	2	—	2	—	2	2
Nova Scotia	—	—	—	—	—	5	—	5	—	5	5
Ontario	—	—	—	—	—	64	14	78	—	78	78
Prince Edward Island	—	—	—	—	—	1	—	1	—	1	1
Saskatchewan	—	—	—	—	—	8	—	8	—	8	8
Canada	—	—	—	—	—	129	18	147	—	147	147
Total North America	1,247	274	65	1,586	704	129	35	868	598	1,466	3,052
North America retail property
Signet’s Sterling Jewelers, Zale Jewelry and Piercing Pagoda segments operate stores and kiosks in the US, with substantially all of the locations being leased. In addition to a minimum annual rent cost, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2018, most of the mall stores and kiosks only made base rental payments. Under the terms of a typical lease, the Company is required to conform and maintain its usage to agreed standards, including meeting required advertising expenditure as a percentage of sales, and are responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall.
The initial term of a mall store lease is generally ten years for Sterling Jewelers and Zale Jewelry and one to five years for Piercing Pagoda kiosks. Towards the end of a lease, management evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where management is uncertain whether the location will meet management’s required return on investment, but the store is profitable, the leases may be renewed for one to five years, during which time the store’s performance is further evaluated. There are typically 250 to 300 such mall stores at any one time in the Sterling Jewelers segment, as well as the Zale Jewelry segment. Jared stores are normally opened on 10 year leases with options to extend the lease, and rents are not sales related. A refurbishment of a Jared store is normally undertaken every five to ten years.
The Zale Jewelry segment operates stores in Canada, all under operating leases, with terms and characteristics similar to the US locations described above.
At February 3, 2018, the average unexpired lease term of leased premises for the Sterling Jewelers segment was approximately 5 years for mall locations and 7 years for off-mall locations. Approximately 52% of these leases had terms expiring within five years. The cost of remodeling a mall store is similar to the cost of a new mall store, which is typically between $0.1 million and $0.5 million, depending on the scope of the remodel project. Jared refurbishments typically cost on average less than $0.2 million. New Jared stores typically cost between $2.1 million and $3.3 million. In Fiscal 2018, a total of 42 store locations were remodeled (Fiscal 2017: 64 locations).
At February 3, 2018, the average unexpired lease term of leased premises for the Zale Jewelry and Piercing Pagoda segments was 4 and 2 years, respectively, with approximately 80% of these leases having terms expiring within five years. The cost of remodeling a Zale Jewelry mall store is similar to the cost of a new mall store, which is typically between $0.3 million and $0.7 million. The cost of a new Piercing Pagoda kiosk approximates $0.1 million. In Fiscal 2018, store remodels were completed at 36 Zale Jewelry stores and 53 Piercing Pagoda kiosks. In Fiscal 2017, store remodels were completed at 42 Zale Jewelry stores and 83 Piercing Pagoda kiosks.
In the US, the Sterling Jewelers, Zale Jewelry and Piercing Pagoda segments collectively lease approximately 15% of store and kiosk locations from a single lessor. In Canada, Zale Jewelry leases approximately 50% of its store locations from four lessors, with no individual lessor relationship exceeding 15% of its store locations. The segments had no other relationship with any lessor relating to 10% or more of its locations.

During the past five fiscal years, the Company generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s Sterling Jewelers, Zale Jewelry or Piercing Pagoda operations.
UK retail property
The UK Jewelry division’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into, or including break clauses in order to improve the flexibility of its lease commitments. At February 3, 2018, the average unexpired lease term of UK Jewelry premises was 6 years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value.
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
Other
The Company has entered into agreements to assign or sublease certain premises as of February 3, 2018. See Note 26 of Item 8 for additional information.
ITEM 3. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 26 of Item 8.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and dividend information
The Company’s common shares (symbol: SIG) are traded on the New York Stock Exchange. The following table sets forth the high and low sale prices per common share and the dividends per share declared on the common shares during the periods indicated:

	Fiscal 2018			Fiscal 2017
	High	Low	Dividend	High	Low	Dividend
First quarter	$79.16	$63.25	$0.31	$124.03	$94.71	$0.26
Second quarter	$65.68	$47.88	$0.31	$109.48	$79.26	$0.26
Third quarter	$69.75	$51.89	$0.31	$95.50	$73.16	$0.26
Fourth quarter	$76.58	$49.80	$0.31	$98.72	$79.99	$0.26
On March 14, 2018, the Board of Directors (the “Board”) declared a 20% increase in the first quarter dividend, resulting in an increase from $0.31 to $0.37 per Signet common share. Future payments of quarterly dividends will be based on Signet’s ability to satisfy all applicable statutory and regulatory requirements and its continued financial strength. Any future payment of cash dividends will depend upon such factors as Signet’s earnings, capital requirements, financial condition, restrictions under Signet’s credit facility, legal restrictions and other factors deemed relevant by the Board.
Number of common shareholders
As of March 28, 2018, there were approximately 7,144 shareholders of record.
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the fourth quarter of Fiscal 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 29, 2017 to November 25, 2017	—	$—	—	$650,586,636
November 26, 2017 to December 30, 2017	—	$—	—	$650,586,636
December 31, 2017 to February 3, 2018	—	$—	—	$650,586,636
Total	—	$—	—	$650,586,636

(1)
In February 2016 and August 2016, the Board of Directors authorized the repurchase of Signet’s common shares up to $750.0 million and $625.0 million, respectively, for a combined total of $1,375.0 million (the “2016 Program”). In June 2017, the Board of Directors authorized a new program to repurchase $600.0 million of Signet’s common shares (the “2017 Program”). The 2016 Program and 2017 Program may be suspended or discontinued at any time without notice. See Note 7 of Item 8 for additional information.

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
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of Signet’s common shares against the cumulative total return of the S&P 500 Index and the S&P 500 Specialty Retail Index for the five year period ended February 3, 2018. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s common shares and the respective indices on February 2, 2013 through February 3, 2018.
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The financial data included below for Fiscal 2018, Fiscal 2017 and Fiscal 2016 has been derived from the audited consolidated financial statements included in Item 8. The financial data for these periods should be read in conjunction with the financial statements, including the notes thereto, and Item 7. The financial data included below for Fiscal 2015 and Fiscal 2014 has been derived from the previously published consolidated audited financial statements not included in this document.

FINANCIAL DATA:	Fiscal 2018(1)	Fiscal 2017	Fiscal 2016	Fiscal 2015(2)	Fiscal 2014
Income statement:	(in millions)
Sales	$6,253.0	$6,408.4	$6,550.2	$5,736.3	$4,209.2
Gross margin	$2,190.0	$2,360.8	$2,440.4	$2,074.2	$1,580.5
Selling, general and administrative expenses	$(1,872.2)	$(1,880.2)	$(1,987.6)	$(1,712.9)	$(1,196.7)
Operating income	$579.9	$763.2	$703.7	$576.6	$570.5
Net income attributable to common shareholders	$486.4	$531.3	$467.9	$381.3	$368.0
Adjusted EBITDA(3)	$770.3	$955.0	$891.5	$762.9	$680.7
Same store sales percentage (decrease) increase	(5.3)%	(1.9)%	4.1%	4.1%	4.4%

	(Income statement as a % of sales)
Sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross margin	35.0%	36.8%	37.3%	36.2%	37.5%
Selling, general and administrative expenses	(29.9)%	(29.3)%	(30.4)%	(29.9)%	(28.4)%
Operating income	9.3%	11.9%	10.7%	10.0%	13.5%
Net income attributable to common shareholders	7.8%	8.3%	7.1%	6.6%	8.7%
Adjusted EBITDA(3)	12.3%	14.9%	13.6%	13.3%	16.2%

Per share data:
Earnings per common share:
Basic	$7.72	$7.13	$5.89	$4.77	$4.59
Diluted	$7.44	$7.08	$5.87	$4.75	$4.56
Dividends declared per common share	$1.24	$1.04	$0.88	$0.72	$0.60

Weighted average common shares outstanding:	(in millions)
Basic	63.0	74.5	79.5	79.9	80.2
Diluted	69.8	76.7	79.7	80.2	80.7

Balance sheet:	(in millions)
Total assets	$5,839.6	$6,597.8	$6,464.9	$6,203.0	$3,916.1
Total liabilities	$2,726.2	$3,495.7	$3,404.2	$3,392.6	$1,353.0
Series A redeemable convertible preferred shares	$613.6	$611.9	n/a	n/a	n/a
Net (debt) cash(3)	$(507.1)	$(1,310.3)	$(1,241.0)	$(1,256.4)	$228.3
Working capital	$2,408.9	$3,438.9	$3,437.0	$3,210.3	$2,467.0
Common shares outstanding	60.5	68.3	79.4	80.3	80.2

(1)	On September 12, 2017, the Company completed the acquisition of R2Net. Fiscal 2018 results include R2Net’s results since the date of acquisition. See Note 3 of Item 8 for additional information.

(2)	On May 29, 2014, the Company completed the acquisition of Zale Corporation. Fiscal 2015 results include Zale Corporation’s results since the date of acquisition.
(3)    Adjusted EBITDA and net (debt) cash are non-GAAP measures; see “GAAP and non-GAAP Measures” below.

n/a	Not applicable as Series A redeemable convertible preferred shares were issued in October 2016.

	Fiscal 2018		Fiscal 2017		Fiscal 2016		Fiscal 2015(1)		Fiscal 2014
Other financial data:
Free cash flow (in millions)(2)	$1,703.1		$400.3		$216.8		$62.8		$82.8
Effective tax rate	1.5%		23.9%		28.9%		29.5%		35.0%
ROCE(2)	19.1%		21.4%		21.0%		19.5%		25.2%
Adjusted leverage ratio(2)	3.1x		3.6x		3.3x		3.5x		1.8x

Store and employee data:
Store locations (at end of period)	3,556		3,682		3,625		3,579		1,964
Number of employees (full-time equivalents)	24,888	(3)	29,566	(3)	29,057	(3)	28,949	(3)	18,179

(1)	On May 29, 2014, the Company completed the acquisition of Zale Corporation. Fiscal 2015 includes Zale Corporation’s results since the date of acquisition.
(2)    Free cash flow, ROCE and adjusted leverage ratio are non-GAAP measures; see “GAAP and non-GAAP Measures” below.

(3)
Number of employees includes 127, 194, 226 and 211 full-time equivalents employed in the diamond polishing plant located in Botswana for Fiscal 2017, Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively.

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

(in millions)	February 3, 2018	January 28, 2017	January 30, 2016
Cash and cash equivalents	$225.1	$98.7	$137.7
Loans and overdrafts	(44.0)	(91.1)	(57.7)
Long-term debt	(688.2)	(1,317.9)	(1,321.0)
Net debt	$(507.1)	$(1,310.3)	$(1,241.0)
2. Return on Capital Employed Excluding Goodwill (“ROCE”)
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

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
ROCE	19.1%	21.4%	21.0%	19.5%	25.2%

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

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net cash provided by operating activities	$1,940.5	$678.3	$443.3
Purchase of property, plant and equipment	(237.4)	(278.0)	(226.5)
Free cash flow	$1,703.1	$400.3	$216.8
4. Leverage Ratio
The leverage ratio is a non-GAAP measure calculated by dividing Signet’s adjusted debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheet, plus Series A redeemable convertible preferred shares, plus an adjustment for operating leases (5x annual rent expense). Prior to the termination of the asset-backed securitization in Fiscal 2018, this measure was also reduced by 70% of outstanding in-house finance receivables recorded in the consolidated balance sheet. Adjusted EBITDAR is a non-GAAP measure. Adjusted EBITDAR is defined as earnings before interest and income taxes, depreciation and amortization, and non-cash acquisition-related accounting adjustments (“Adjusted EBITDA”) and further excludes rent expense for properties occupied under operating leases. Prior to Fiscal 2018, this measure also excluded non-cash share-based compensation expense and the income statement impact of the finance receivables related to the in-house credit program. Adjusted EBITDA and Adjusted EBITDAR are considered important indicators of operating performance as they exclude the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs and accounting adjustments. Management believes these financial measures are helpful to enhancing investors’ ability to analyze trends in Signet’s business and evaluate Signet’s performance relative to other companies. Management also utilizes these metrics to evaluate its current credit profile, which is similar to rating agency methodologies.

(in millions)	Fiscal 2018		Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
Adjusted debt:
Long-term debt	$688.2		$1,317.9	$1,321.0	$1,354.3	$—
Loans and overdrafts	44.0		91.1	57.7	95.7	19.3
Series A redeemable convertible preferred shares(1)	613.6		611.9	n/a	n/a	n/a
Adjustments:
5x Rent expense	2,640.5	(3)
8x Rent expense	*	(3)	4,195.2	4,205.6	3,703.2	2,589.6
70% of in-house credit program financing receivables	n/a		(1,269.3)	(1,208.2)	(1,087.0)	(949.2)
Adjusted debt	$3,986.3		$4,946.8	$4,376.1	$4,066.2	$1,659.7

Adjusted EBITDAR:
Net income	$519.3		$543.2	$467.9	$381.3	$368.0
Income taxes	7.9		170.6	189.9	159.3	198.5
Interest expense, net	52.7		49.4	45.9	36.0	4.0
Depreciation and amortization on property, plant and equipment(2)	194.1		175.0	161.4	140.4	110.2
Amortization of definite-lived intangibles(2)	9.3		13.8	13.9	9.3	—
Amortization of unfavorable leases and contracts	(13.0)		(19.7)	(28.7)	(23.7)	—
Other non-cash accounting adjustments	—		22.7	41.2	60.3	—
Adjusted EBITDA	$770.3		$955.0	$891.5	$762.9	$680.7
Rent expense	528.1		524.4	525.7	462.9	323.7
Share-based compensation expense	*	(3)	8.0	16.4	12.1	14.4
Finance income from in-house credit program	n/a		(277.6)	(252.5)	(217.9)	(186.4)
Late charge income	n/a		(36.0)	(33.9)	(31.3)	(29.4)
Net bad debt expense	n/a		212.1	190.5	160.0	138.3
Adjusted EBITDAR	$1,298.4		$1,385.9	$1,337.7	$1,148.7	$941.3

Adjusted Leverage ratio(4)	3.1x		3.6x	3.3x	3.5x	1.8x

(1)	Series A redeemable convertible preferred shares were issued in October 2016.

(2)
Total amount of depreciation and amortization reflected on the consolidated statement of cash flows for Fiscal 2018, Fiscal 2017 and Fiscal 2016 equals $203.4 million, $188.8 million and $175.3 million, respectively, which includes $9.3 million, $13.8 million and $13.9 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.

(3)	Adjusted debt and adjusted EBITDA have been recalculated to align with methodologies commonly utilized by credit rating agencies and others in evaluating leverage.

(4)	Adjusted leverage ratio would have been as follows in the comparable periods if adjusted debt reflected 5x rent expense:
Fiscal 2017: 2.4x, Fiscal 2016: 2.1x, Fiscal 2015: 2.3x, and Fiscal 2014: 0.7x.

n/a	Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to our ability to implement Signet's transformation initiative, the effect of federal tax reform and adjustments relating to such impact on the completion of our quarterly financial statements, changes in interpretation or assumptions, and/or updated regulatory guidance regarding the U.S. tax reform, the benefits and outsourcing of the credit portfolio sale including IT disruptions, future financial results and operating results, the timing and expected completion of the second phase of the credit outsourcing, the impact of weather-related incidents on Signet’s business, the benefits and integration of R2Net, general economic conditions, regulatory changes following the United Kingdom’s announcement to exit from the European Union, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet’s credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, the development and maintenance of Signet’s omni-channel retailing, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, an adverse decision in legal or regulatory proceedings, and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
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
Exchange Translation Impact
The monthly average exchange rates are used to prepare the income statement and are calculated each month from the weekly average exchange rates weighted by sales. In Fiscal 2019, it is anticipated a five percent movement in the British pound to US dollar exchange rate would impact income before income taxes by approximately $2.0 million, while a five percent movement in the Canadian dollar to US dollar exchange rate would have a negligible impact on income before income taxes.
Fiscal 2018 Overview
Similar to many other retailers, Signet follows the retail 4-4-5 reporting calendar, which included an extra week in the fourth quarter of Fiscal 2018 (the “53rd week”). The 53rd week added $84.3 million in net sales and increased diluted earnings per share by approximately $0.12 for both the quarter and Fiscal 2018.
Same store sales decreased 5.3% compared to a decrease of 1.9% in Fiscal 2017; total sales were down 2.4% to $6.3 billion compared to $6.4 billion in Fiscal 2017. Operating margin decreased 260 basis points to 9.3% compared to 11.9% in Fiscal 2017. Operating income decreased 24.0% to $579.9 million compared to $763.2 million in Fiscal 2017. Diluted earnings per share increased 5.1% to $7.44 compared to $7.08 in Fiscal 2017. Merchandise categories and collections were broadly lower, partially offset by e-commerce and Piercing Pagoda total sales increases.

Signet’s long-term debt was $688.2 million at February 3, 2018 and $1.3 billion at January 28, 2017. Cash and cash equivalents were $225.1 million and $98.7 million, as of February 3, 2018 and January 28, 2017, respectively. During Fiscal 2018, Signet repurchased 8.1 million shares, which represented approximately 12% of the common shares outstanding, at an average cost of $56.91 per share.
Drivers of Operating Profitability
The key measures and drivers of operating profitability are:

•	total sales - driven by the change in same store sales and net store selling space;

•	gross margin - including the mix of results by store banner including brick-and-mortar locations and online;

•	level of selling, general and administrative expenses; and

•	other operating income, which primarily consists of finance income from the Company’s credit operations.
Same Store Sales
Same store sales growth is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year. Sales from stores that have been open for less than 12 months, are excluded from the comparison until their 12-month anniversary. Sales after the 12-month anniversary are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic area, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Sales to employees are also excluded. Comparisons at divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. E-commerce sales are included in the calculation of same store sales for the period and the comparative figures from the anniversary of the launch of the relevant website. Same store sales exclude the 53rd week in the fiscal year in which it occurs. Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry.
Net Store Selling Space

	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2018
Openings	87	26	3	116
Closures	(89)	(146)	(7)	(242)
Net change in store selling space	1.3%	(9.0)%	(0.4)%	(1.7)%
Fiscal 2017
Openings	76	77	9	162
Closures	(28)	(73)	(4)	(105)
Net change in store selling space	4.3%	(0.2)%	1.0%	2.6%
Fiscal 2016
Openings	60	38	10	108
Closures	(24)	(33)	(5)	(62)
Net change in store selling space	5.0%	0.5%	1.5%	3.3%

Cost of Sales and Gross Margin
Cost of sales is mostly composed of merchandise costs (net of discounts and allowances). Cost of sales also contains:

•	Occupancy costs such as rent, common area maintenance, depreciation and real estate tax.

•	Net bad debt expense and customers’ late payments primarily under the in-house customer finance program.

•	Store operating expenses such as utilities, displays and merchant credit costs.

•	Distribution and warehousing costs including freight, processing, inventory shrinkage and related payroll.
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
The percentage mix of the merchandise cost component of cost of sales, based on US dollars, is as follows:

	Sterling Jewelers division	Zale division	UK Jewelry division	Total Signet
Fiscal 2018
Diamonds	54%	35%	16%	45%
Gold	13%	15%	15%	14%
All Other	33%	50%	69%	41%
Fiscal 2017
Diamonds	54%	36%	16%	45%
Gold	14%	14%	15%	14%
All Other	32%	50%	69%	41%
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
Accounts receivable comprise a large volume of transactions with no one customer representing a significant balance. The net bad debt expense includes an estimate of the allowance for losses as of the balance sheet date. In the fourth quarter of Fiscal 2018, the Company began measuring delinquency under the contractual basis which aligns with the processes and collection strategies utilized by the Company’s third party credit service provider for the remaining in-house finance receivable portfolio beginning in October 2017. Under this measure of delinquency, credit card accounts are considered delinquent if the minimum payment is not received by the specified due date. The aging method is based on the number of completed billing cycles during which the customer has failed to make a minimum payment. Management utilizes the delinquency rates identified within the portfolio when calculating the overall allowance for the portfolio.
The overall allowance continues to be based on the Company’s historical loss experience and payment performance information for accounts with similar credit quality characteristics as the remaining portfolio since the inception of the in-house consumer financing program, which was operated under the Company’s aging and collection methodologies in place prior to October 2017. As a result of the credit transaction disclosed in Note 3 of Item 8, the aging and collection methodologies have been revised to align with contractual method, which may result in different customer payment behaviors. A 100% allowance is made for accounts associated with bankrupt or deceased cardholders, as well as for accounts more than 120 days past due on the contractual basis. The Company’s policy for charging off uncollectible receivables is 180 days.
A small portion of sales under the Zale banners are financed through our in-house customer programs but represent an immaterial amount of the Company’s credit sales, receivable balance, and bad debt expense.
Selling, General and Administrative Expense (“SGA”)
SGA expense primarily includes store staff and store administrative costs as well as advertising and promotional costs. It also includes field support center expenses such as information technology, in-house credit operations prior to the Company’s outsourcing initiatives and third-party servicing of receivables subsequent to the outsourcing initiative, finance, e-commerce and other operating expenses not specifically categorized elsewhere in the consolidated income statements.
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
In October 2017, Signet, through its subsidiary Sterling Jewelers Inc., completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity. In addition, during March 2018, the Company announced that it entered a definitive agreement with CarVal Investors to sell all eligible non-prime in-house accounts receivable. Subsequent to these transactions, the Company expects a material reduction in the amount of interest income it recognizes. See Note 3 in Item 8 for further detail on the Company’s credit transactions.
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
Results of Operations

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in millions)	$	% of sales	$	% of sales	$	% of sales
Sales	$6,253.0	100.0%	$6,408.4	100.0%	$6,550.2	100.0%
Cost of sales	(4,063.0)	(65.0)	(4,047.6)	(63.2)	(4,109.8)	(62.7)
Gross margin	2,190.0	35.0	2,360.8	36.8	2,440.4	37.3
Selling, general and administrative expenses	(1,872.2)	(29.9)	(1,880.2)	(29.3)	(1,987.6)	(30.4)
Credit transaction, net	1.3	—	—	—	—	—
Other operating income, net	260.8	4.2	282.6	4.4	250.9	3.8
Operating income	579.9	9.3	763.2	11.9	703.7	10.7
Interest expense, net	(52.7)	(0.9)	(49.4)	(0.8)	(45.9)	(0.7)
Income before income taxes	527.2	8.4	713.8	11.1	657.8	10.0
Income taxes	(7.9)	(0.1)	(170.6)	(2.6)	(189.9)	(2.9)
Net income	$519.3	8.3%	$543.2	8.5%	$467.9	7.1%
COMPARISON OF FISCAL 2018 TO FISCAL 2017

•	Same store sales: down 5.3%.

•	Diluted earnings per share: up 5.1% to $7.44.
In Fiscal 2018, Signet’s same store sales, which excluded the impact of the 53rd week from its calculation, decreased by 5.3%, compared to a decrease of 1.9% in Fiscal 2017. Total sales were $6.3 billion compared to $6.4 billion in Fiscal 2017, down $155.4 million or 2.4% compared to a decrease of 2.2% in Fiscal 2017. Merchandise categories and collections were broadly lower, partially offset by e-commerce, Piercing Pagoda total sales increase, the benefit of the 53rd week which contributed $84.3 million of sales and the addition of R2Net (acquired in September 2017) which contributed $88.1 million in sales for the year. E-commerce sales were $497.7 million and 8.0% of sales compared to $363.1 million and 5.7% of sales in Fiscal 2017.

The breakdown of Signet’s sales performance is set out in the table below.

	Change from previous year
Fiscal 2018	Same store sales(1)	Non-same store sales, net	Impact of 53rd week on total sales	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(7.0)%	3.0%	1.2%			(2.8)%	$3,820.5
Zale Jewelry	(1.9)%	(2.2)%	1.6%	(2.5)%	0.3%	(2.2)%	$1,516.2
Piercing Pagoda	3.0%	1.4%	1.5%			5.9%	$278.5
Zale division	(1.2)%	(1.7)%	1.6%	(1.3)%	0.3%	(1.0)%	$1,794.7
UK Jewelry division	(6.0)%	0.8%	1.6%	(3.6)%	(1.1)%	(4.7)%	$616.7
Other(2)						16.6%	$21.1
Signet	(5.3)%	1.6%	1.3%	(2.4)%	—%	(2.4)%	$6,253.0

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website. The Sterling Jewelers division includes R2Net sales for the 145 days since the date of acquisition.

(2)     Includes sales from Signet’s diamond sourcing initiative.
Sterling Jewelers sales
In Fiscal 2018, Sterling Jewelers total sales were $3,820.5 million, down 2.8%, compared to $3,930.4 million in Fiscal 2017, and same store sales decreased 7.0% compared to a decrease of 2.6% in Fiscal 2017. Fiscal 2018 sales were driven by weakness in bridal in Kay and Jared, including lower year over year sales of the Ever Us collection. The decrease in bridal was disproportionately affected by systems and process disruptions associated with the outsourcing of credit services. Sterling Jewelers’ average merchandise transaction value (“ATV”) increased 3.1%, while the number of transactions decreased 10.9%. These results were driven by relatively stronger sales of higher-priced diamond jewelry collections.

	Changes from previous year
Fiscal 2018	Same store sales(1)	Non-same store sales, net	Impact of 53rd week on total sales	Total sales as reported	Total sales (in millions)
Kay	(8.0)%	2.5%	1.1%	(4.4)%	$2,428.1
Jared(2)	(5.5)%	1.1%	1.5%	(2.9)%	$1,192.1
R2Net(3)	29.9%				$88.1
Regional brands	(19.8)%	(12.2)%	0.7%	(31.3)%	$112.2
Sterling Jewelers division	(7.0)%	3.0%	1.2%	(2.8)%	$3,820.5

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)	Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

(3)	Includes R2Net sales for the 145 day period since the date of acquisition. Same store sales presented for R2Net to provide comparative performance measure.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal Year	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Kay	$466	$458	1.5%	6.5%	(10.2)%	(8.4)%
Jared	$594	$556	6.1%	(0.4)%	(11.0)%	(5.1)%
Regional brands	$484	$454	4.3%	6.6%	(23.4)%	(15.9)%
Sterling Jewelers division	$502	$485	3.1%	4.5%	(10.9)%	(7.9)%
(1)    Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Zale division sales
The Zale division’s Fiscal 2018 sales were $1,794.7 million compared to $1,812.8 million in Fiscal 2017. Zale Jewelry contributed $1,516.2 million and Piercing Pagoda contributed $278.5 million of revenues, compared to $1,549.7 million and $263.1 million, respectively, in the prior year. Same store sales decreased 1.2% compared to a decrease of 1.2% in Fiscal 2017. Sales reflected strength in diamond fashion jewelry, most notably in the Disney Enchanted and Vera Wang Love collections offset by weakness in bridal and beads which helped drive an ATV increase of 3.2%. Piercing Pagoda ATV increased 8.6%, while the number of transactions decreased 5.0% due to improved performance of gold fashion jewelery.

	Change from previous year
Fiscal 2018	Same store sales(1)	Non-same store sales, net	Impact of 53rd week on total sales	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Zales	(2.0)%	(0.6)%	1.6%			(1.0)%	$1,244.3
Gordon’s	(15.9)%	(21.3)%	1.0%			(36.2)%	$36.8
Zale US Jewelry	(2.5)%	(1.7)%	1.6%			(2.6)%	$1,281.1
Peoples	2.6%	(1.7)%	1.7%	2.6%	2.5%	5.1%	$215.4
Mappins	(10.8)%	(25.5)%	0.9%	(35.4)%	1.7%	(33.7)%	$19.7
Zale Canada Jewelry	1.3%	(5.1)%	1.6%	(2.2)%	2.4%	0.2%	$235.1
Total Zale Jewelry	(1.9)%	(2.2)%	1.6%	(2.5)%	0.3%	(2.2)%	$1,516.2
Piercing Pagoda	3.0%	1.4%	1.5%			5.9%	$278.5
Zale division	(1.2)%	(1.7)%	1.6%	(1.3)%	0.3%	(1.0)%	$1,794.7

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal Year	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Zales	$470	$460	2.0%	2.0%	(4.3)%	(3.2)%
Gordon’s	$479	$435	8.1%	1.2%	(19.6)%	(13.1)%
Peoples(3)	$429	$401	5.4%	6.6%	(3.7)%	(10.9)%
Mappins(3)	$371	$347	(1.6)%	4.5%	(8.7)%	(8.4)%
Total Zale Jewelry	$440	$424	2.3%	3.4%	(4.7)%	(5.3)%
Piercing Pagoda	$63	$58	8.6%	13.7%	(5.0)%	(6.2)%
Zale division	$224	$217	3.2%	5.3%	(4.9)%	(5.8)%
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

UK Jewelry sales
In Fiscal 2018, the UK Jewelry division’s total sales were $616.7 million, down 4.7%, compared to $647.1 million in Fiscal 2017. Sales declines were due principally to bridal and diamond fashion jewelry partially offset by higher sales in select prestige watch brands and strength in e-commerce. Same store sales decreased by 6.0% compared to an increase of 0.1% in Fiscal 2017. ATV increased 9.7%, offset by a 14.7% decrease in the number of transactions.

	Change from previous year
Fiscal 2018	Same store sales(1)	Non-same store sales, net	Impact of 53rd week on total sales	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
H.Samuel	(6.5)%	0.6%	1.6%	(4.3)%	(0.9)%	(5.2)%	$306.7
Ernest Jones	(5.6)%	1.1%	1.6%	(2.9)%	(1.3)%	(4.2)%	$310.0
UK Jewelry division	(6.0)%	0.8%	1.6%	(3.6)%	(1.1)%	(4.7)%	$616.7

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal Year	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
H.Samuel	£84	£77	9.1%	2.7%	(14.4)%	(4.9)%
Ernest Jones	£349	£309	12.2%	14.0%	(15.8)%	(11.3)%
UK Jewelry division	£136	£124	9.7%	6.0%	(14.7)%	(6.3)%
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

Fourth Quarter Sales
In the fourth quarter, Signet’s total sales were $2,293.1 million, down $23.2 million or 1.0%, compared to a decrease of 5.1% in the prior year fourth quarter. Same store sales were down 5.2% compared to a decrease of 4.5% in the prior year fourth quarter. The total sales increase was driven by the 14th week in sales, which contributed $84.3 million of sales, as well as the addition of R2Net which contributed $64.4 million in sales in the quarter, offset by the year-over-year decline in base same store sales. E-commerce sales in the fourth quarter were $253.8 million or 11.1% of total sales, compared to $161.8 million or 7.1% of total sales in the prior year fourth quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fourth quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net	Impact of 14th week on total sales	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(8.6)%	4.2%	3.3%			(1.1)%	$1,382.7
Zale Jewelry	4.3%	(4.6)%	4.4%	4.1%	0.9%	5.0%	$582.5
Piercing Pagoda	4.6%	(0.6)%	4.8%			8.8%	$91.1
Zale division	4.4%	(4.2)%	4.5%	4.7%	0.8%	5.5%	$673.6
UK Jewelry division	(9.2)%	(0.2)%	4.2%	(5.2)%	8.0%	2.8%	$233.9
Other(2)						(48.2)%	$2.9
Signet	(5.2)%	1.5%	3.7%	—%	1.0%	1.0%	$2,293.1

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes sales from Signet’s diamond sourcing initiative.

Sterling Jewelers sales
In the fourth quarter, the Sterling Jewelers division’s total sales were $1,382.7 million compared to $1,398.1 million in the prior year fourth quarter, a decline of 1.1%. Same store sales decreased 8.6%, compared to a decrease of 4.9% in the prior year fourth quarter. Approximately 500 bps of the same store sales decline was a result of the credit outsourcing transition, most notably in sales of bridal merchandise. While both Kay and Jared experienced issues related to the credit transition, impacts were more pronounced at Kay, where a greater percentage of customers utilize in-store credit for bridal purchases. In addition to credit transition issues, Sterling sales were driven by less effective promotional spending and lower sales of the Ever Us collection partially offset by the success of the Chosen collection at Jared. Sterling Jewelers’ ATV increased 1.7% and the number of transactions decreased 12.8%. ATV increased driven by mix with particular strength in higher-value diamond jewelry.

	Change from previous year
Fourth quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net	Impact of 14th week on total sales	Total sales as reported	Total sales (in millions)
Kay	(11.0)%	2.1%	3.1%	(5.8)%	$862.0
Jared(2)	(6.4)%	0.8%	4.2%	(1.4)%	$424.5
R2Net	35.0%				$64.4
Regional brands	(27.9)%	(13.4)%	2.1%	(39.2)%	$31.8
Sterling Jewelers division	(8.6)%	4.2%	3.3%	(1.1)%	$1,382.7

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)    Includes smaller concept Jared stores such as Jared Vault and Jared Jewelry Boutique.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Kay	$438	$429	1.2%	6.5%	(13.8)%	(10.8)%
Jared	$546	$530	1.9%	7.7%	(8.4)%	(10.8)%
Regional brands	$447	$431	(0.2)%	9.7%	(28.0)%	(23.3)%
Sterling Jewelers division	$469	$457	1.7%	7.0%	(12.8)%	(11.4)%
(1)     Average merchandise transaction value is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

(2)
Net merchandise sales include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, warranty, insurance, employee and other miscellaneous sales.

Zale sales
In the fourth quarter, the Zale division’s total sales were $673.6 million compared to $638.6 million in the prior year fourth quarter, up 5.5%. Same store sales increased 4.4%, compared to a decrease of 3.9% in the prior year fourth quarter.
Zale Jewelry contributed $582.5 million of sales, an increase of 5.0% from the prior year fourth quarter sales. Same store sales increased by 4.3% compared to a decrease of 5.2% in prior year fourth quarter, driven by the new Enchanted Disney collections, line extensions in Vera Wang Love and an improved selection of solitaires and fancy cut diamonds. Zale Jewelry ATV increased 3.8%, while the number of transactions increased 1.1%.
Piercing Pagoda contributed $91.1 million of sales, an increase of 8.8% over prior year fourth quarter sales. Piercing Pagoda same store sales increased 4.6% compared to an increase of 5.7% in prior year fourth quarter. Piercing Pagoda ATV increased 8.1% principally driven by strong sales of chains and charms, while the number of transactions decreased 2.6%.

	Change from previous year
Fourth quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net	Impact of 14th week on total sales	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Zales	5.1%	(2.8)%	4.5%			6.8%	$483.2
Gordon’s	(9.7)%	(28.0)%	3.5%			(34.2)%	$12.3
Zale US Jewelry	4.7%	(3.9)%	4.4%			5.2%	$495.5
Peoples	3.8%	(3.5)%	4.6%	4.9%	5.6%	10.5%	$80.9
Mappins	(12.5)%	(35.6)%	3.1%	(45.0)%	3.1%	(41.9)%	$6.1
Zale Canada Jewelry	2.5%	(8.4)%	4.5%	(1.4)%	5.3%	3.9%	$87.0
Total Zale Jewelry	4.3%	(4.6)%	4.4%	4.1%	0.9%	5.0%	$582.5
Piercing Pagoda	4.6%	(0.6)%	4.8%			8.8%	$91.1
Zale division	4.4%	(4.2)%	4.5%	4.7%	0.8%	5.5%	$673.6

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Zales	$436	$421	3.6%	0.7%	2.4%	(5.1)%
Gordon’s	$464	$405	12.9%	1.5%	(19.3)%	(14.5)%
Peoples(3)	$395	$367	5.9%	6.1%	(1.7)%	(13.4)%
Mappins(3)	$342	$328	(6.8)%	10.4%	(6.9)%	(12.9)%
Total Zale Jewelry	$410	$387	3.8%	2.4%	1.1%	(7.4)%
Piercing Pagoda	$67	$62	8.1%	12.7%	(2.6)%	(5.6)%
Zale division	$241	$227	5.7%	2.7%	(0.8)%	(6.5)%
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
UK Jewelry sales
In the fourth quarter, the UK Jewelry division’s total sales were up by 2.8% to $233.9 million compared to $227.6 million in the prior year fourth quarter. Same store sales decreased 9.2% compared to a decrease of 3.8% in the prior year fourth quarter due principally to diamond and fashion jewelry, partially offset by higher sales in select prestige watch brands and strength in e-commerce. Average merchandise transaction value increased 6.6% and the number of transactions decreased 15.2%.

	Change from previous year
Fourth quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net	Impact of 14th week on total sales	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
H.Samuel	(9.2)%	(0.3)%	3.9%	(5.6)%	7.8%	2.2%	$122.3
Ernest Jones(2)	(9.3)%	0.2%	4.5%	(4.6)%	8.0%	3.4%	$111.6
UK Jewelry division	(9.2)%	(0.2)%	4.2%	(5.2)%	8.0%	2.8%	$233.9

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)    Includes stores selling under the Leslie Davis nameplate.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth quarter	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
H.Samuel	£84	£78	7.7%	4.0%	(15.6)%	(10.3)%
Ernest Jones(3)	£315	£299	4.7%	18.2%	(13.5)%	(17.5)%
UK Jewelry division	£129	£121	6.6%	8.0%	(15.2)%	(11.8)%
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
Cost of Sales and Gross Margin
In Fiscal 2018, gross margin was $2,190.0 million or 35.0% of sales compared to $2,360.8 million or 36.8% of sales in Fiscal 2017. The decrease in gross margin dollars was attributable to a decline in the gross merchandise margin rate and de-leverage on store occupancy costs.

•
The Sterling Jewelers division gross margin dollars decreased $138.2 million compared to Fiscal 2017, reflecting gross margin rate decrease of 250 basis points, of which 50 basis points is attributable to the inclusion of R2Net. In addition to the impact of R2Net, the decline in gross margin was due to the de-leverage on fixed costs and higher costs associated with disposition of inventory in part due to distribution center consolidation.

•
In the Zale division, gross margin dollars decreased $12.7 million compared to Fiscal 2017 and the rate declined 40 basis points, primarily attributable to de-leverage on store occupancy costs. This was offset by an increase in the gross merchandise margin rate primarily due to merchandise mix.

•
In the UK Jewelry division, gross margin dollars decreased $19.7 million compared to Fiscal 2017, reflecting gross margin rate decrease of 170 basis points. The decreases in dollars and rate were driven principally by lower sales volumes, a decline in the gross merchandise margin rate due to promotions and mix and de-leverage on store occupancy costs.

In the fourth quarter, the consolidated gross margin was $919.8 million or 40.1% of sales compared to $945.5 million or 41.7% of sales in the prior year fourth quarter. The declines in the consolidated gross margin was driven principally by a negative 70 basis point impact related to R2Net, which carries a lower gross margin rate, lower sales, leading to de-leverage on fixed costs and merchandise mix.

•
Sterling Jewelers gross margin decreased $36.7 million. The gross margin rate declined 220 basis points, of which 120 basis points is attributed to the inclusion of R2Net. The remainder of the rate decline is primarily due to de-leverage of fixed costs offset in part by a higher gross merchandise margin rate. Net bad debt expense had no material impact on the gross margin rate.

•
Zale Division gross margin increased by $14.0 million. The gross margin rate decreased by 10 basis points, driven primarily by higher sales leading to leverage on fixed costs, partially offset by a decline in gross merchandise margin rate due to merchandise mix.

•	Gross margin dollars in the UK Jewelry Division decreased $3.3 million. The gross margin rate declined by 240 basis points due to lower sales leading to de-leverage on fixed costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for Fiscal 2018 were $1,872.2 million or 29.9% of sales compared to $1,880.2 million or 29.3% of sales in Fiscal 2017, down $8.0 million. The decrease was attributable to decreased store staff costs and advertising expense partially offset by increased central costs. The increase in central costs was primarily driven by the inclusion of the 53rd week which added $30.5 million of expense, an additional $16.2 million of selling, general and administrative expense related to R2Net and other one-time costs of $12.0 million related to CEO separation and the R2Net acquisition.
In the fourth quarter, SGA expense was $634.5 million or 27.7% of sales compared to $615.3 million or 27.1% of sales in the prior year fourth quarter. The increase in expense was primarily driven by the inclusion of the 14th week in the quarter which added $30.5 million of expense and credit outsourcing costs of $21.0 million partially offset by savings of $25.0 million related to in-house credit operations, as well as lower advertising expense and store labor costs.
Other Operating Income, Net
In Fiscal 2018, other operating income, net was $260.8 million or 4.2% of sales compared to $282.6 million or 4.4% of sales in Fiscal 2017. In the fourth quarter, other operating income, net was $39.5 million or 1.7% of sales compared to $69.0 million or 3.0% of sales in the prior year fourth quarter. The year-over-year decrease was primarily attributable to the 53rd week which added $1.3 million of other income offset by $28.0 million in other expense related to the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio during the third quarter of Fiscal 2018.

Operating Income
In Fiscal 2018, operating income was $579.9 million or 9.3% of sales compared to $763.2 million or 11.9% of sales in Fiscal 2017. The year-over-year decrease was primarily attributable to a decrease in sales volumes and the impact of the credit outsourcing transaction during the third quarter of Fiscal 2018.

	Fiscal 2018			Fiscal 2017
(in millions)	$		% of sales	$	% of sales
Sterling Jewelers division	$576.0		15.1%	$715.8	18.2%
Zale division(1)	80.1		4.5%	73.4	4.0%
UK Jewelry division	33.1		5.4%	45.6	7.0%
Other(2)	(109.3)	(2)	nm	(71.6)	nm
Operating income	$579.9		9.3%	$763.2	11.9%

(1)
The Zale division operating income included $66.7 million from Zale Jewelry or 4.4% of sales and $13.4 million from Piercing Pagoda or 4.8% of sales. In the prior year, the Zale division operating income included $62.2 million from Zale Jewelry or 4.0% of sales and $11.2 million from Piercing Pagoda or 4.3% of sales.

(2)
Other includes $29.6 million of transaction costs related to the credit transaction, $8.6 million of R2Net acquisition costs, and $3.4 million of CEO transition costs. See Note 3 and Note 4 of Item 8 for additional information regarding the credit transaction and R2Net acquisition, respectively.

nm	Not meaningful.
In the fourth quarter, operating income was $323.5 million or 14.1% of sales compared to $399.2 million or 17.6% of sales in prior year fourth quarter. The decline was driven by de-leverage of fixed costs due to sales declines, the impact of the credit outsourcing transaction and de-leverage related to R2Net, which carries a lower operating margin rate. The credit outsourcing transaction (excluding the sales impact of credit transition) reduced operating income by $21.0 million in the quarter primarily due to the loss of interest income.

	Fourth Quarter Fiscal 2018		Fourth Quarter Fiscal 2017
(in millions)	$	% of sales	$	% of sales
Sterling Jewelers division	$213.4	15.4%	$298.0	21.3%
Zale division(1)	92.5	13.7%	71.7	11.2%
UK Jewelry division	35.0	15.0%	42.6	18.7%
Other	(17.4)	nm	(13.1)	nm
Operating income	$323.5	14.1%	$399.2	17.6%

(1)
The Zale division operating income included $79.1 million from Zale Jewelry or 11.5% of sales and $13.4 million from Piercing Pagoda or 14.7% of sales. In the prior year fourth quarter, the Zale division operating income included $62.7 million from Zale Jewelry or 11.3% of sales and $9.0 million from Piercing Pagoda or 10.8% of sales.

nm	Not meaningful.
Interest Expense, Net
In Fiscal 2018, net interest expense was $52.7 million compared to $49.4 million in Fiscal 2017. The weighted average interest rate for the Company’s debt outstanding was 3.2% compared to 2.8% in the prior year. The increase in expense relates to additional interest incurred under the unsecured term loan entered into by Signet to finance the R2Net acquisition transaction (the “bridge loan”), partially offset by a reduction in interest related to the settlement of the Company’s asset-backed securitization facility, which was terminated in the third quarter of Fiscal 2018. See Item 8 for additional information related to the loans and long-term debt (Note 21).
In the fourth quarter, net interest expense was $10.0 million compared to $13.0 million in the prior year fourth quarter. The weighted average interest rate for the Company’s debt outstanding was 3.6% compared to 2.9% in the prior year fourth quarter. The decrease in expense relates to a reduction in interest related to the settlement of the Company’s asset-backed securitization facility, which was terminated in the third quarter of Fiscal 2018.
Income Before Income Taxes
In Fiscal 2018, income before income taxes decreased $186.6 million to $527.2 million or 8.4% of sales compared to $713.8 million or 11.1% of sales in Fiscal 2017.
In the fourth quarter, income before income taxes decreased $72.7 million to $313.5 million or 13.7% of sales compared to $386.2 million or 17.0% of sales in the prior year fourth quarter.

Income Taxes
Income tax expense for Fiscal 2018 was $7.9 million compared to $170.6 million in Fiscal 2017, with an effective tax rate of 1.5% for Fiscal 2018 compared to 23.9% in Fiscal 2017. In the fourth quarter, income tax benefit was $37.8 million compared to expense of $88.7 million in the prior year fourth quarter. The lower effective tax rate in Fiscal 2018 was driven principally by the favorable impact of the Tax Cuts and Jobs Act in the United States and the pre-tax earnings mix by jurisdiction. Revaluation of net deferred tax liabilities due to the Tax Cuts and Jobs Act resulted in a one-time non-cash benefit of $64.7 million in the quarter.
On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” which is commonly referred to as “The Tax Cuts and Jobs Act” (the “TCJ Act”). The TCJ Act provides for comprehensive tax legislation which significantly modifies the U.S. corporate income tax system. Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJ Act, we have made reasonable estimates of its effects and recorded provisional amounts for the year ended February 3, 2018, consistent with applicable SEC guidance.
The results for the fourth quarter and full year Fiscal 2018 include a net benefit of $86.2 million related to provisional estimates resulting directly from the TCJ Act. Within our calculations of the income tax effects of the TCJ Act, we used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the Financial Accounting Standards Board and/or various other taxing jurisdictions. In particular, we anticipate that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Act, either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to any of the provisional estimates when the accounting for the income tax effects of the TCJ Act is completed.
We anticipate that the effective tax rate in 2019 and in future years will be favorably impacted by the lower federal statutory corporate tax rate of 21.0 percent offset by limitations of certain deductions and the base broadening changes. See Note 10 of Item 8 for additional information regarding the Company’s income taxes and the impact of the TCJ Act.
Net Income
Net income for Fiscal 2018 was down 4.4% to $519.3 million or 8.3% of sales compared to $543.2 million or 8.5% of sales in Fiscal 2017.
For the fourth quarter, net income was up 18.1% to $351.3 million or 15.3% of sales compared to $297.5 million or 13.1% of sales in the prior year fourth quarter.
Earnings per Share
For Fiscal 2018, diluted earnings per share were $7.44 compared to $7.08 in Fiscal 2017, an increase of 5.1%. Earnings per share in Fiscal 2018 includes $0.93 related to the impact of revaluation on deferred taxes under the Tax Cuts and Jobs Act. The weighted average diluted number of common shares outstanding was 69.8 million compared to 76.7 million in Fiscal 2017. Signet repurchased 8.1 million shares in Fiscal 2018 compared to 11.2 million shares in Fiscal 2017.
For the fourth quarter, diluted earnings per share were $5.24 compared to $3.92 in the prior year fourth quarter, up 33.7%. Earnings per share in the fourth quarter of Fiscal 2018 includes $0.96 related to the impact of revaluation on deferred taxes under the Tax Cuts and Jobs Act. The weighted average diluted number of common shares outstanding was 67.0 million compared to 75.8 million in the prior year fourth quarter.
The Company issued preferred shares on October 5, 2016, which include a cumulative dividend right and may be converted into common shares. The Company’s computation of diluted earnings per share includes the effect of potential common shares for outstanding awards issued under the Company’s share-based compensation plans and preferred shares upon conversion, if dilutive. In computing diluted EPS, the Company also adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the preferred shares. For the fourth quarter and year to date periods, the preferred shares were more dilutive if conversion was assumed. See Item 8 for additional information related to the preferred shares (Note 6) or the calculation of earnings per share (Note 8).
Dividends per Common Share
In Fiscal 2018, dividends of $1.24 were declared by the Board of Directors compared to $1.04 in Fiscal 2017.
COMPARISON OF FISCAL 2017 TO FISCAL 2016

•	Same store sales: down 1.9%.

•	Operating income: up 8.5% to $763.2 million.

•	Operating margin: increased to 11.9%, up 120 basis points.

•	Diluted earnings per share: up 20.6% to $7.08.

In Fiscal 2017, Signet’s same store sales decreased by 1.9%, compared to an increase of 4.1% in Fiscal 2016. Total sales were $6,408.4 million compared to $6,550.2 million in Fiscal 2016, down $141.8 million or 2.2% compared to an increase of 14.2% in Fiscal 2016. Merchandise categories and collections were broadly lower most notably in the mall selling channel, while select merchandise and selling channels performed relatively well, such as diamond fashion jewelry, bracelets, earrings, and the off-mall and kiosk selling channels. E-commerce sales were $363.1 million and 5.7% of sales compared to $359.6 million and 5.5% of sales in Fiscal 2016. The breakdown of Signet’s sales performance is set out in the table below.

	Change from previous year
Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(2.6)%	1.1%	(1.5)%	—%	(1.5)%	$3,930.4
Zale Jewelry	(2.4)%	1.4%	(1.0)%	(0.2)%	(1.2)%	$1,549.7
Piercing Pagoda	6.6%	1.6%	8.2%	—%	8.2%	$263.1
Zale division	(1.2)%	1.4%	0.2%	(0.1)%	0.1%	$1,812.8
UK Jewelry division	0.1%	0.8%	0.9%	(13.2)%	(12.3)%	$647.1
Other(3)					44.8%	$18.1
Signet	(1.9)%	1.2%	(0.7)%	(1.5)%	(2.2)%	$6,408.4

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)    Includes all sales from stores not open for 12 months.
(3)     Includes sales from Signet’s diamond sourcing initiative.
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

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

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

	Change from previous year
Fiscal 2017	Same store sales(1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Zales	(1.4)%	2.7%	1.3%	—%	1.3%	$1,257.4
Gordon’s	(12.2)%	(14.3)%	(26.5)%	—%	(26.5)%	$57.7
Zale US Jewelry	(2.0)%	1.7%	(0.3)%	—%	(0.3)%	$1,315.1
Peoples	(4.6)%	1.1%	(3.5)%	(1.1)%	(4.6)%	$204.9
Mappins	(4.2)%	(6.9)%	(11.1)%	(1.3)%	(12.4)%	$29.7
Zale Canada Jewelry	(4.5)%	—%	(4.5)%	(1.2)%	(5.7)%	$234.6
Total Zale Jewelry	(2.4)%	1.4%	(1.0)%	(0.2)%	(1.2)%	$1,549.7
Piercing Pagoda	6.6%	1.6%	8.2%	—%	8.2%	$263.1
Zale division	(1.2)%	1.4%	0.2%	(0.1)%	0.1%	$1,812.8

(1)
Based on stores open for at least 12 months. Same store sales include merchandise and repair sales and excludes warranty and insurance revenues. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

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

UK Jewelry sales
In Fiscal 2017, the UK Jewelry division’s total sales were $647.1 million, down 12.3%, compared to $737.6 million in Fiscal 2016. Same store sales increased by 0.1% compared to an increase of 4.9% in Fiscal 2016. ATV increased 6.0%, led by bridal jewelry, prestige watches, and select fashion diamond jewelry, offset by a 6.3% decrease in the number of transactions.

	Change from previous year
Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
H.Samuel	(1.3)%	0.4%	(0.9)%	(13.0)%	(13.9)%	$323.5
Ernest Jones	1.6%	1.2%	2.8%	(13.4)%	(10.6)%	$323.6
UK Jewelry division	0.1%	0.8%	0.9%	(13.2)%	(12.3)%	$647.1

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

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

	Change from previous year
Fourth quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate(3)	Exchange translation impact(3)	Total sales as reported	Total sales (in millions)
Sterling Jewelers division	(4.9)%	1.2%	(3.7)%	—%	(3.7)%	$1,398.1
Zale Jewelry	(5.2)%	1.0%	(4.2)%	0.4%	(3.8)%	$554.9
Piercing Pagoda	5.7%	1.5%	7.2%	—%	7.2%	$83.7
Zale division	(3.9)%	1.1%	(2.8)%	0.3%	(2.5)%	$638.6
UK Jewelry division	(3.8)%	0.5%	(3.3)%	(16.2)%	(19.5)%	$227.6
Other(3)					133.3%	$5.6
Signet	(4.5)%	1.2%	(3.3)%	(1.8)%	(5.1)%	$2,269.9

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     Includes sales from Signet’s diamond sourcing initiative.
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

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

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

	Change from previous year
Fourth quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Zales	(4.5)%	2.6%	(1.9)%	—%	(1.9)%	$452.5
Gordon’s	(13.3)%	(17.7)%	(31.0)%	—%	(31.0)%	$18.7
Zale US Jewelry	(4.9)%	1.4%	(3.5)%	—%	(3.5)%	$471.2
Peoples	(7.6)%	0.5%	(7.1)%	2.2%	(4.9)%	$73.2
Mappins	(3.9)%	(8.6)%	(12.5)%	2.2%	(10.3)%	$10.5
Zale Canada Jewelry	(7.2)%	(0.6)%	(7.8)%	2.2%	(5.6)%	$83.7
Total Zale Jewelry	(5.2)%	1.0%	(4.2)%	0.4%	(3.8)%	$554.9
Piercing Pagoda	5.7%	1.5%	7.2%	—%	7.2%	$83.7
Zale division(3)	(3.9)%	1.1%	(2.8)%	0.3%	(2.5)%	$638.6

(1)
Based on stores open for at least 12 months. Same store sales include merchandise and repair sales and excludes warranty and insurance revenues. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Includes all sales from stores not open for 12 months.
(3)     The Zale division same store sales includes merchandise and repair sales and excludes warranty and insurance revenues.

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
UK Jewelry sales
In the fourth quarter, the UK Jewelry division’s total sales were down by 19.5% to $227.6 million compared to $282.6 million in the prior year fourth quarter. Same store sales decreased 3.8% compared to an increase of 4.7% in the prior year fourth quarter. Average merchandise transaction value increased 8.0% and the number of transactions decreased 11.8%. The results were driven principally by weaker sales of highly-transactional merchandise such as fashion jewelry, fashion watches and gifts, offset by stronger sales of prestige watches and bridal jewelry.

	Change from previous year
Fourth quarter of Fiscal 2017	Same store sales(1)	Non-same store sales, net(2)	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
H.Samuel	(5.3)%	0.4%	(4.9)%	(15.9)%	(20.8)%	$119.7
Ernest Jones(3)	(2.1)%	0.6%	(1.5)%	(16.4)%	(17.9)%	$107.9
UK Jewelry division	(3.8)%	0.5%	(3.3)%	(16.2)%	(19.5)%	$227.6

(1)
Based on stores open for at least 12 months. E-commerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

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
Cost of Sales and Gross Margin
In Fiscal 2017, gross margin was $2,360.8 million or 36.8% of sales compared to $2,440.4 million or 37.3% of sales in Fiscal 2016. The decrease in gross margin dollars was attributable to lower sales, higher bad debt expense and de-leverage on store occupancy costs, offset in part by decreased effect of purchase accounting adjustments of $11.3 million compared to $35.6 million.

•
The Sterling Jewelers division gross margin dollars decreased $64.0 million compared to Fiscal 2016, reflecting decreased sales and a decline in the gross margin rate of 100 basis points due to higher bad debt expense and de-leverage on store occupancy costs. Gross merchandise margin rate was flat to prior year.

•
In the Zale division, gross margin dollars increased $24.0 million compared to Fiscal 2016, primarily attributable to the decreased effect of purchase accounting adjustments which totaled $11.3 million in Fiscal 2017 and $35.6 million in the prior year. The gross margin rate increased 120 basis points reflecting higher merchandise margins offset in part by de-leverage on store occupancy costs.

•
In the UK Jewelry division, gross margin dollars decreased $39.5 million compared to Fiscal 2016, reflecting gross margin rate decrease of 170 basis points. The decreases in dollars and rate were driven principally by lower sales, de-leverage on store occupancy, a 90 basis point decline in the gross merchandise margin rate, including the unfavorable effect of foreign exchange.

In the fourth quarter, the consolidated gross margin was $945.5 million or 41.7% of sales compared to $1,016.0 million or 42.5% of sales in the prior year fourth quarter. Included in gross margin were purchase accounting adjustments totaling $1.6 million compared to $4.7 million in prior year fourth quarter. The decline in consolidated gross margin was driven principally by lower sales leading to de-leverage on fixed costs as well as incremental promotional activity resulting in a flat merchandise margin rate to last year.
The decline in gross margin was driven principally by lower sales leading to de-leverage on fixed costs as well as more promotional activity.

•
Gross margin dollars in the Sterling Jewelers division decreased $41.2 million compared to prior year fourth quarter, while the gross margin rate decreased 120 basis points due primarily to lower sales which de-leveraged fixed costs, such as store occupancy. In addition, higher bad debt expense and incremental promotional activity unfavorably impacted the gross margin rate.

•
In the Zale division, gross margin dollars decreased $2.3 million compared to prior year fourth quarter. Included in gross margin were purchase accounting adjustments totaling $1.6 million compared to $4.7 million in prior year fourth quarter. The gross margin rate increased 70 basis points reflecting higher merchandise margins offset in part by de-leverage on store occupancy costs.

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

Earnings per Share
For Fiscal 2017, diluted earnings per share were $7.08 compared to $5.87 in Fiscal 2016, an increase of 20.6%. Included within diluted earnings per share are integration costs of $0.23 in Fiscal 2017 and transaction and integration costs of $0.78 per share in Fiscal 2016 and net loss impacts of $0.14 and $0.21 per share in Fiscal 2017 and Fiscal 2016, respectively, for purchase accounting adjustments. The weighted average diluted number of common shares outstanding was 76.7 million compared to 79.7 million in Fiscal 2016. Signet repurchased 11.2 million shares in Fiscal 2017 compared to 1.0 million shares in Fiscal 2016.
For the fourth quarter, diluted earnings per share were $3.92 compared to $3.42 in the prior year fourth quarter, up 14.6%. Included within diluted earnings per share are integration costs of $0.07 in the fourth quarter of Fiscal 2017 and transaction and integration costs of $0.15 per share in the fourth quarter of Fiscal 2016 and net loss impacts of $0.03 and $0.06 per share in the fourth quarter of Fiscal 2017 and Fiscal 2016, respectively, for purchase accounting adjustments. The weighted average diluted number of common shares outstanding was 75.8 million compared to 79.4 million in the prior year fourth quarter.
The Company issued preferred shares on October 5, 2016, which include a cumulative dividend right and may be converted into common shares. The Company’s computation of diluted earnings per share includes the effect of potential common shares for outstanding awards issued under the Company’s share-based compensation plans and preferred shares upon conversion, if dilutive. In computing diluted EPS, the Company also adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the preferred shares. For the fourth quarter and year to date periods, the preferred shares were more dilutive if conversion was assumed. See Item 8 for additional information related to the preferred shares (Note 6) or the calculation of earnings per share (Note 8).
Dividends per Common Share
In Fiscal 2017, dividends of $1.04 were declared by the Board of Directors compared to $0.88 in Fiscal 2016.
LIQUIDITY AND CAPITAL RESOURCES
Summary Cash Flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net cash provided by operating activities	$1,940.5	$678.3	$443.3
Net cash used in investing activities	(569.4)	(278.4)	(228.7)
Net cash used in financing activities	(1,253.6)	(438.2)	(266.6)
Increase (decrease) in cash and cash equivalents	117.5	(38.3)	(52.0)

Cash and cash equivalents at beginning of period	98.7	137.7	193.6
Increase (decrease) in cash and cash equivalents	117.5	(38.3)	(52.0)
Effect of exchange rate changes on cash and cash equivalents	8.9	(0.7)	(3.9)
Cash and cash equivalents at end of period	$225.1	$98.7	$137.7

Free cash flow(1)	$1,703.1	$400.3	$216.8

(1)	Non-GAAP measure. See Item 6 for additional information.
OVERVIEW
Operating activities provide the primary source of cash and are influenced by a number of factors, such as:

•	net income;

•	changes in the level of inventory as a result of sales and new store growth;

•	changes to accounts receivable driven by the in-house customer finance program metrics including average monthly collection rate and the mix of finance offer participation;

•	changes to accrued expenses including variable compensation; and

•	deferred revenue, reflective of the performance of extended service plan sales.
Other sources of cash include borrowings and issuance of common and preferred shares for cash.

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
Working Capital
Changes to accounts receivable are driven by the Sterling Jewelers division in-house credit program. If a customer makes use of financing provided by the Sterling Jewelers division, the cash is received over time based on terms of the agreement. In October 2017, Signet, through its subsidiary Sterling Jewelers Inc., completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity. In addition, during March 2018, the Company announced that it entered a definitive agreement with CarVal Investors to sell all eligible non-prime in-house accounts receivable. Upon completion of the transaction announced in March 2018, the working capital requirements for Signet are expected to decrease materially as there will no longer be an in-house credit program funded by the Company.
In Fiscal 2018, 57.9% of the Sterling Jewelers division’s sales were made using customer financing provided by Signet, as compared to 62.0% in Fiscal 2017. The average monthly collection rate from the Sterling Jewelers customer in-house finance receivables was 9.7% as compared to 11.0% in Fiscal 2017. Changes in credit participation and the collection rate impact the level of receivables.
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
The change in inventory is primarily driven by the sales performance of the existing stores, the net change in store space and the seasonal pattern of sales. Other factors which drive changes to inventory include changes in sourcing practices, commodity costs, foreign exchange and merchandise mix. To further enhance product selection, test new jewelry designs and working capital levels, Signet enters into consignment arrangements for merchandise. The majority of inventory held on consignment is in the US, which at February 3, 2018 amounted to $606.4 million as compared to $574.0 million at January 28, 2017. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant supplier without financial or commercial penalties. When Signet sells consignment inventory, it becomes liable to the supplier for the cost of the item. The sale of any such inventory is accounted for on a gross basis (see principal accounting policies, Item 8).
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

Fiscal 2018 Cash Flow Results
In Fiscal 2018, net cash provided by operating activities was $1.9 billion as compared to $678.3 million in Fiscal 2017. The increase of $1.3 billion is primarily attributable to $952.5 million of proceeds from the sale of in-house finance receivables, partially offset by a non-cash charge of $30.9 million related to the sale, a $23.9 million decrease in net income and the following cash flows associated with changes in operating assets and liabilities:

•
Cash provided by accounts receivable was $242.1 million compared to a use of $102.7 million in Fiscal 2017. See the ‘Working Capital’ section above and Item 1 for a summary of key customer financing statistics related to the Sterling Jewelers customer in-house finance receivables. Additionally, see Note 3 of Item 8 for additional information regarding the sale of the prime portion of the in-house finance receivables.

•
Cash provided by inventory and inventory-related items was $210.9 million compared to a use of $9.7 million in Fiscal 2017. The change in inventory cash flows is attributed to the change in total inventory on-hand to $2.3 billion in Fiscal 2018 compared to $2.4 billion in Fiscal 2017. Key factors impacting the decrease in total inventory were initiatives focused on reducing inventory levels offset by the effect of foreign exchange and higher commodity prices.

•
The decrease in income taxes payable was $82.4 million compared an increase of $38.9 million in Fiscal 2017. Cash outflow in Fiscal 2018 is attributable to lower taxable income as a result of the favorable impact of the Tax Cuts and Jobs Act in the United States and lower pre-tax earnings. The Tax Cuts and Jobs Act also impacted the non-cash movement in deferred taxation which reflects an outflow of $33.4 million compared to an inflow of $27.7 million in Fiscal 2017.

Net Cash Used in Investing Activities
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
In Fiscal 2018, net cash used in investing activities was $569.4 million, compared to $278.4 million in Fiscal 2017 and $228.7 million in Fiscal 2016. The overall increase in capital additions was primarily due to the acquisition of R2Net as discussed in Note 4 of Item 8. Excluding the acquisition of R2Net in Fiscal 2018, cash used in each period was primarily for capital additions associated with new store locations and remodels of existing stores, as well as capital investments in IT. See table below for additional information regarding capital additions.

	Fiscal 2018	Fiscal 2017	Fiscal 2016
(in millions)
Capital additions in Sterling Jewelers	$134.8	$154.5	$141.6
Capital additions in Zale division	84.9	97.7	57.9
Capital additions in UK Jewelry	17.6	25.7	26.4
Capital additions in Other	0.1	0.1	0.6
Total purchases of property, plant and equipment	$237.4	$278.0	$226.5

Ratio of capital additions to depreciation and amortization in Sterling Jewelers	110.7%	137.1%	133.3%
Ratio of capital additions to depreciation and amortization in Zale division	137.6%	181.9%	120.4%
Ratio of capital additions to depreciation and amortization in UK Jewelry	92.1%	119%	131.3%
Ratio of capital additions to depreciation and amortization for Signet	116.7%	147.2%	129.2%

Free Cash Flow
Free cash flow (non-GAAP measure, see Item 6) is defined as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow in Fiscal 2018 was $1.7 billion compared to $400.3 million and $216.8 million in Fiscal 2017 and Fiscal 2016, respectively. The increase in free cash flow in Fiscal 2018 compared to Fiscal 2017 was primarily due to the proceeds on the sale of a portion of the Company’s in-house finance receivables (see Note 3 of item 8 and ‘Working Capital’ section above).
Net Cash Used in Financing Activities
The major items within financing activities are discussed below:
Proceeds from issuance of equity shares
On October 5, 2016, the Company issued 625,000 preferred shares to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The preferred shares rank senior to the Company’s common shares, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears, commencing on February 15, 2017. See Note 6 of Item 8 for additional information related to preferred shareholder rights.
In addition, $0.3 million was received in Fiscal 2018 from the issuance of common shares as compared to $2.1 million in Fiscal 2017. Other than equity based compensation awards granted to employees, Signet has not issued common shares as a financing activity for more than 10 years.
Dividends
Dividends on common shares

	Fiscal 2018			Fiscal 2017			Fiscal 2016
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.31	$21.3		$0.26	$20.4		$0.22	$17.6
Second quarter	0.31	18.7		0.26	19.7		0.22	17.6
Third quarter	0.31	18.7		0.26	18.1		0.22	17.5
Fourth quarter	0.31	18.8	(1)	0.26	17.7	(1)	0.22	17.5
Total	$1.24	$77.5		$1.04	$75.9		$0.88	$70.2

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 3, 2018 and January 28, 2017, $18.8 million and $17.7 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2018 and Fiscal 2017, respectively.

In addition, on March 14, 2018, Signet’s Board of Directors declared a quarterly dividend of $0.37 per share on its common shares. This dividend will be payable on June 1, 2018 to shareholders of record on May 4, 2018, with an ex-dividend date of May 3, 2018.
Dividends on preferred shares

	Fiscal 2018	Fiscal 2017
(in millions)	Total cash dividends	Total cash dividends
First quarter	$7.8	$—
Second quarter	7.8	—
Third quarter	7.8	—
Fourth quarter(1)	7.8	11.3
Total	$31.2	$11.3

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 3, 2018 and January 28, 2017, $7.8 million and $11.3 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the fourth quarter of Fiscal 2018 and Fiscal 2017, respectively.

There were no cumulative undeclared dividends on the preferred shares as of February 3, 2018. In addition, deemed dividends of $1.7 million and $0.6 million related to accretion of issuance costs associated with the preferred shares were recognized in Fiscal 2018 and Fiscal 2017, respectively.

Restrictions on dividend payments
Signet has a senior unsecured multi-currency, multi-year revolving credit facility agreement (the “Credit Facility”) which provides the Company with a $700.0 million revolving credit facility and a $357.5 million term loan facility. This credit facility agreement permits the making of dividend payments and stock repurchases so long as the Parent Company (i) is not in default under the agreement, or (ii) if in default at the time of making such dividend repayment or stock repurchase, has no loans outstanding under the agreement or more than $10 million in letters of credit issued under the agreement.
Under Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.
Share repurchases
The Company’s share repurchase activity was as follows:

		Fiscal 2018			Fiscal 2017			Fiscal 2016
(in millions, expect per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	8.1	$460.0	$56.91	10.0	864.4	$86.40	n/a	n/a	n/a
2013 Program(2)	$350.0	n/a	n/a	n/a	1.2	$135.6	$111.26	1.0	$130	$127.63
Total		8.1	$460.0	$56.91	11.2	$1,000.0	$89.10	1.0	$130.0	$127.63

(1)	The 2016 Program had $50.6 million remaining as of February 3, 2018.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.
In February 2016, the Board authorized the repurchase of Signet’s common shares up to $750.0 million (the “2016 Program”). In August 2016, the Board increased its authorized share repurchase program by $625.0 million, bringing the total authorization for the 2016 Program to $1.4 billion. The 2016 Program may be suspended or discontinued at any time without notice.
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
The total authorization remaining under all authorized repurchase programs as of February 3, 2018 was $650.6 million.
Movement in Cash and Indebtedness
Cash and cash equivalents at February 3, 2018 were $225.1 million compared to $98.7 million as of January 28, 2017. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At February 3, 2018, Signet had $739.3 million of outstanding debt, comprised of $398.9 million of senior unsecured notes, a $326.2 million term loan facility, and bank overdrafts totaling $14.2 million. During Fiscal 2018, the Company utilized the gross proceeds from the sale of the prime portion of the in-house receivables to repay the $600 million asset-backed securitization facility. The term loan requires the Company to make scheduled quarterly principal payments over the five-year term. During Fiscal 2018, $22.3 million in principal payments were made.
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
The Company had stand-by letters of credit on the revolving credit facility of $15.7 million and $15.3 million as of February 3, 2018 and January 28, 2017, respectively, that reduce remaining availability under the revolving credit facility.
Net debt (non-GAAP measure, see Item 6) was $507.1 million as of February 3, 2018 compared to net debt of $1.3 billion as of January 28, 2017.

Capital availability
Signet’s level of borrowings and cash balances fluctuates during the year reflecting the seasonality of its cash flow requirements and business performance. Management believes that cash balances and the committed borrowing facilities (including the Credit Facility described more fully in Note 20 of Item 8) currently available to the business are sufficient for both its present and near term requirements. The following table provides a summary of these items as of February 3, 2018, January 28, 2017 and January 30, 2016:

(in millions)	February 3, 2018	January 28, 2017	January 30, 2016
Working capital	$2,408.9	$3,438.9	$3,437.0
Capitalization:
Long-term debt	688.2	1,317.9	1,321.0
Series A redeemable convertible preferred shares	613.6	611.9	—
Shareholder’s equity	2,499.8	2,490.2	3,060.7
Total capitalization	$3,801.6	$4,420.0	$4,381.7
Additional amounts available under credit agreements	$684.3	$628.7	$371.2
In addition to cash generated from operating activities, during Fiscal 2018, Fiscal 2017 and Fiscal 2016, Signet also had funds available from the credit facilities described above.
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
Credit Rating
The following table provides Signet’s credit ratings as of February 3, 2018:

Rating Agency	Corporate	Senior Unsecured Notes
Standard & Poor’s	BBB-	BBB-
Moody’s	Ba1	Ba1
Fitch	BB	BB
OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
Signet held $606.4 million of consignment inventory which is not recorded on the balance sheet at February 3, 2018, as compared to $574.0 million at January 28, 2017. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.
Contingent property liabilities
At February 3, 2018, approximately 19 property leases had been assigned by Signet to third parties (and remained unexpired and occupied by assignees at that date) and approximately 10 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.
CONTRACTUAL OBLIGATIONS
A summary of operating lease obligations is set out below. These primarily relate to minimum payments due under store lease arrangements. The majority of the store operating leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchant association dues. Additional information regarding Signet’s operating leases is available in Item 2 and Note 26 included in Item 8.
Long-term debt obligations comprise borrowings with an original maturity of greater than one year. It is expected that operating commitments will be funded from future operating cash flows and no additional facilities will be required to meet these obligations.

Contractual obligations as of February 3, 2018

(in millions)	Less than one year	Between one and three years	Between three and five years	More than five years	Total
Long-term debt obligations - Principal(1)	$31.3	$89.4	$205.5	$400.0	$726.2
Long-term debt obligations - Interest(2)	25.3	48.3	39.4	28.2	141.2
Operating lease obligations(3)	460.3	776.7	613.6	907.3	2,757.9
Capital commitments	46.9	—	—	—	46.9
Pensions	2.8	—	—	—	2.8
Commitment fee payments	1.4	2.8	0.6	—	4.8
Deferred compensation plan	3.8	7.1	8.4	18.9	38.2
Current income tax	19.6	—	—	—	19.6
Other long-term liabilities(4)	—	—	—	6.6	6.6
Total	$591.4	$924.3	$867.5	$1,361.0	$3,744.2

(1)	Includes principal payments on all long-term debt obligations.

(2)
Includes future interest payments on all long-term debt obligations, inclusive of both fixed- and variable-rate debt. Projected interest costs on variable rate debt were calculated using rates in effect at February 3, 2018. Amounts exclude the amortization of debt discounts, the amortization of loan fees and fees for lines of credit that would be included in interest expense in the consolidated income statements.

(3)
Operating lease obligations relate to minimum payments due under store lease arrangements. Most store operating leases require payment of real estate taxes, insurance and common area maintenance fees. Real estate taxes, insurance and common area maintenance fees were approximately 30% of base rentals for Fiscal 2018. These are not included in the table above. Some operating leases also require additional payments based on a percentage of sales.

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
CRITICAL ACCOUNTING POLICIES
Critical accounting policies covering areas of greater complexity that are subject to the exercise of judgment due to the reliance on key estimates are listed below. A comprehensive listing of Signet’s significant accounting policies is set forth in Note 1 of the consolidated financial statements in Item 8.
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
In the second quarter of Fiscal 2016, an operational change related to the Sterling Jewelers division’s ESP associated with ring sizing was made to further align Zale and Sterling ESP policies. As a result, revenue from the sale of these lifetime ESP in the Sterling Jewelers division is deferred and recognized over 17 years for all plans, with approximately 57% of revenue recognized within the first two years for plans sold on or after May 2, 2015 (January 28, 2017: 57%) and 42% of revenue recognized within the first two years for plans sold prior to May 2, 2015 (January 28, 2017: 42%; January 30, 2016: 42%).

The Zale division also sells ESP. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime ESP is deferred and recognized over 10 years, with approximately 69% of revenue recognized within the first two years (January 28, 2017: 69%; January 30, 2016: 69%).
Deferred revenue related to extended service plans, voucher promotions and other items at the end of Fiscal 2018 and Fiscal 2017 was $957.5 million and $935.9 million, respectively.
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
In Fiscal 2018, the income statement includes a charge of $1.0 million for impairment of assets as compared to $1.3 million in Fiscal 2017. Property, plant and equipment, net, totaled $877.9 million as of February 3, 2018 and $822.9 million as of January 28, 2017. Depreciation and amortization expense for Fiscal 2018 and Fiscal 2017 was $194.1 million and $175.0 million, respectively. Application of alternative assumptions, such as changes in estimates of future cash flows, could produce significantly different results. A 10% decrease in the estimated undiscounted cash flows for the stores with indicators of impairment would not have had a material impact on the Company’s results of operations in Fiscal 2018.
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
The annual testing date for goodwill allocated to the Sterling Jewelers reporting unit is the last day of the fourth quarter. The annual testing date for goodwill allocated to the reporting units associated with the Zale division and the Other reporting unit is May 31. There have been no goodwill impairment charges recorded during the fiscal periods presented in the consolidated financial statements as financial results for the reporting units have met or exceeded financial projections developed at the time of the acquisitions. If future economic conditions are different than those projected by management, future impairment charges may be required. Goodwill totaled $821.7 million as of February 3, 2018 and $517.6 million as of January 28, 2017.
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
During Fiscal 2018, the Company performed a quantitative assessment related to the indefinite-lived trade names held in the Zale Jewelry segment.  As of February 3, 2018, the carrying value of the trade names was $374.0 million with the approximate fair value of those trade names exceeding carrying value by approximately 5-10%. The fair value was estimated using an income-based approach based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuations include assumptions related to sales trends, discount rates, royalty rates and other assumptions that are judgmental in nature. If future economic conditions are different than those projected by management, future impairment charges may be required.
Intangible assets with indefinite lives totaled $478.4 million as of February 3, 2018 and $404.8 million as of January 28, 2017.
During the first quarter of Fiscal 2019, the Company observed a general decline in the market valuation of the Company’s common shares which could impact the assumptions used to perform an evaluation of its indefinite-lived intangible assets, including goodwill and trade names. As of the date of this report, the estimated fair value of the reporting units and indefinite-lived trade names continues to exceed the carrying values. However, the Company will continue to monitor sales trends, interest rates, and other key inputs to the estimates of fair value. A further decline in the key inputs, especially sales trends used in the valuation of trade names, may result in an impairment charge.

Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The Company recorded a valuation allowance of $37.0 million and $31.5 million, as of February 3, 2018 and January 28, 2017, respectively, due to uncertainties related to the Company’s ability to utilize some of the deferred tax assets, primarily consisting of net operating losses, foreign tax credits and foreign capital losses carried forward.
The annual effective tax rate is based on annual income, statutory tax rates and tax planning strategies available in the various jurisdictions in which the Company operates. The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company records a reserve for uncertain tax positions, including interest and penalties. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the reserve for uncertain tax positions decreased by 10%, the impact would be approximately $1.3 million as of February 3, 2018. See Note 10 in Item 8 for additional information regarding deferred tax assets and unrecognized tax benefits.
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
Prior to the fourth quarter of Fiscal 2018, the Company calculated the allowance for uncollectible amounts on a recency basis. An allowance for amounts 90 days aged and under was established based on historical loss experience and payment performance information. A 100% allowance was made for any amount aged more than 90 days on a recency basis and any amount associated with an account the owner of which had filed for bankruptcy. The recency-aging methodology is based on receipt of qualifying payments which vary depending on the account status. A customer’s account ages each month five days after their due date listed on their statement, allowing for a grace period before collection efforts begin. A qualifying payment can be no less than 75% of the scheduled payment, increasing with the delinquency level. If an account holder is two payments behind, then they must make a full minimum payment to return to current status. If an account holder is three payments behind, then they must make three full payments before returning to a current status. If an account holder is more than three payments behind, then the entire past due amount is required to return to a current status. The allowance calculation is reviewed by management to assess whether, based on economic events, additional analysis is required to appropriately estimate losses inherent in the portfolio. The allowance at January 28, 2017 was $138.7 million against a gross accounts receivable balance of $2.0 billion.
In the fourth quarter of Fiscal 2018, the Company began measuring delinquency under the contractual basis which aligns with the processes and collection strategies utilized by the Company’s third party credit service provider for the remaining in-house finance receivable portfolio beginning in October 2017. Under this measure of delinquency, credit card accounts are considered delinquent if the minimum payment is not received by the specified due date. The aging method is based on the number of completed billing cycles during which the customer has failed to make a minimum payment. Management utilizes the delinquency rates identified within the portfolio when calculating the overall allowance for the portfolio.
The overall allowance continues to be based on the Company’s historical loss experience and payment performance information for accounts with similar credit quality characteristics as the remaining portfolio since the inception of the in-house consumer financing program, which was operated under the Company’s measure of delinquency and collection strategies in place prior to October 2017. As a result of the credit transaction disclosed in Note 3 of Item 8, the measure of delinquency and collection strategies have been revised to align with contractual method, which may result in different customer payment behaviors. A 100% allowance is made for accounts associated with bankrupt or deceased cardholders, as well as for accounts more than 120 days past due on the contractual basis. The Company’s policy for charging off uncollectible receivables is 180 days past due on a contractual basis.

Allowances for uncollectible amounts are recorded as a charge to cost of sales in the consolidated income statement. The allowance at February 3, 2018 was $113.5 million against a gross accounts receivable balance of $762.9 million. If management’s estimate of the allowance for uncollectible accounts had been different by 10% at the end of Fiscal 2018, cost of sales would have been impacted by approximately $11.4 million.
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
Signet’s exposure to market risk is managed by Signet’s Treasury Committee, consisting of Signet’s Chief Executive Officer, Chief Financial Officer, Senior Vice President - Tax and Treasury, and Senior Vice President - Controller. Where deemed necessary to achieve the objective of reducing market risk volatility on Signet’s operating results, certain derivative instruments are entered into after review and approval by the Treasury Committee. Signet uses derivative financial instruments for risk management purposes only.
A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists of an interest rate swap, forward foreign currency exchange contracts and commodity forward purchase contracts. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to interest rates, foreign exchange rates and commodity prices is detailed in Note 18 of Item 8.
Foreign Currency Exchange Rate Risk
Approximately 89% of Signet’s total assets were held in entities whose functional currency is the US dollar at February 3, 2018 and generated approximately 86% of its sales and 94% of its operating income in US dollars in Fiscal 2018. All remaining assets, sales and operating income are in UK British pounds and Canadian dollars.
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
Interest Rate Risk
Signet’s interest income or expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding. As of February 3, 2018, a hypothetical 100 basis point increase in interest rates would result in additional annual interest expense of approximately $0.8 million, including the effect of the interest rate swap designated as a cash flow hedge.
Sensitivity Analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.
Fair value changes arising from:

(in millions)	Fair Value February 3, 2018	10 basis point decrease in interest rates	10% depreciation of $ against £	10% depreciation of $ against C$	10% depreciation of gold prices	Fair Value January 28, 2017
Foreign exchange contracts	$(2.3)	$—	$(2.9)	$(5.7)	$—	$3.0
Commodity contracts	(0.1)	—	—	—	(0.8)	(3.4)
Interest rate swap	2.2	(0.3)	—	—	—	0.4
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
The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against British pound and Canadian dollar from the levels applicable at February 3, 2018 with all other variables remaining constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Signet Jewelers Limited:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, and the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of shareholders’ equity for the 53 week period ended February 3, 2018, and the 52 week periods ended January 28, 2017 and January 30, 2016, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for the 53 week period ended February 3, 2018, and 52 week periods ended January 28, 2017 and January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Cleveland, Ohio
April 2, 2018

SIGNET JEWELERS LIMITED
CONSOLIDATED INCOME STATEMENTS

(in millions, except per share amounts)	Fiscal 2018	Fiscal 2017	Fiscal 2016	Notes
Sales	$6,253.0	$6,408.4	$6,550.2	5
Cost of sales	(4,063.0)	(4,047.6)	(4,109.8)
Gross margin	2,190.0	2,360.8	2,440.4
Selling, general and administrative expenses	(1,872.2)	(1,880.2)	(1,987.6)
Credit transaction, net	1.3	—	—	3
Other operating income, net	260.8	282.6	250.9	11
Operating income	579.9	763.2	703.7	5
Interest expense, net	(52.7)	(49.4)	(45.9)
Income before income taxes	527.2	713.8	657.8
Income taxes	(7.9)	(170.6)	(189.9)	10
Net income	519.3	543.2	467.9
Dividends on redeemable convertible preferred shares	(32.9)	(11.9)	—	7
Net income attributable to common shareholders	$486.4	$531.3	$467.9

Earnings per common share:
Basic	$7.72	$7.13	$5.89	8
Diluted	$7.44	$7.08	$5.87	8
Weighted average common shares outstanding:
Basic	63.0	74.5	79.5	8
Diluted	69.8	76.7	79.7	8

Dividends declared per common share	$1.24	$1.04	$0.88	7
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2018			Fiscal 2017			Fiscal 2016
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$519.3			$543.2			$467.9
Other comprehensive income (loss):
Foreign currency translation adjustments	50.9	—	50.9	(25.6)	—	(25.6)	(40.2)	—	(40.2)
Available-for-sale securities:
Unrealized gain (loss)	0.5	(0.2)	0.3	—	—	—	(0.7)	0.3	(0.4)
Cash flow hedges:
Unrealized gain (loss)	3.4	(1.6)	1.8	8.8	(1.9)	6.9	(17.2)	5.4	(11.8)
Reclassification adjustment for losses to net income	(4.6)	1.1	(3.5)	(0.7)	0.1	(0.6)	4.9	(1.4)	3.5
Pension plan:
Actuarial gain (loss)	—	—	—	(16.9)	3.3	(13.6)	13.8	(2.9)	10.9
Reclassification adjustment to net income for amortization of actuarial losses	2.8	(0.6)	2.2	1.5	(0.3)	1.2	3.4	(0.7)	2.7
Prior service costs	(0.6)	0.1	(0.5)	(0.5)	0.1	(0.4)	(0.6)	0.1	(0.5)
Reclassification adjustment to net income for amortization of net prior service credits	(1.4)	0.3	(1.1)	(1.9)	0.4	(1.5)	(2.2)	0.5	(1.7)
Net curtailment gain and settlement loss	(3.7)	0.7	(3.0)	—	—	—	—	—	—
Total other comprehensive (loss) income	$47.3	$(0.2)	$47.1	$(35.3)	$1.7	$(33.6)	$(38.8)	$1.3	$(37.5)
Total comprehensive income			$566.4			$509.6			$430.4
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amount)	February 3, 2018	January 28, 2017	Notes
Assets			2
Current assets:
Cash and cash equivalents	$225.1	$98.7	1
Accounts receivable, net	692.5	1,858.0	12
Other receivables	87.2	95.9
Other current assets	158.2	136.3
Income taxes	2.6	4.4
Inventories	2,280.5	2,449.3	13
Total current assets	3,446.1	4,642.6
Non-current assets:
Property, plant and equipment, net	877.9	822.9	14
Goodwill	821.7	517.6	15
Intangible assets, net	481.5	417.0	15
Other assets	171.2	165.1	16
Deferred tax assets	1.4	0.7	10
Retirement benefit asset	39.8	31.9	20
Total assets	$5,839.6	$6,597.8
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$44.0	$91.1	21
Accounts payable	237.0	255.7
Accrued expenses and other current liabilities	448.0	478.2	22
Deferred revenue	288.6	276.9	23
Income taxes	19.6	101.8
Total current liabilities	1,037.2	1,203.7
Non-current liabilities:
Long-term debt	688.2	1,317.9	21
Other liabilities	239.6	213.7	24
Deferred revenue	668.9	659.0	23
Deferred tax liabilities	92.3	101.4	10
Total liabilities	2,726.2	3,495.7
Commitments and contingencies			26
Series A redeemable convertible preferred shares of $0.01 par value: 500 shares authorized, 0.625 shares outstanding	613.6	611.9	6
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 60.5 shares outstanding (2017: 68.3 outstanding)	15.7	15.7	7
Additional paid-in capital	290.2	280.7
Other reserves	0.4	0.4
Treasury shares at cost: 26.7 shares (2017: 18.9 shares)	(1,942.1)	(1,494.8)	7
Retained earnings	4,396.2	3,995.9	7
Accumulated other comprehensive loss	(260.6)	(307.7)	9
Total shareholders’ equity	2,499.8	2,490.2
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$5,839.6	$6,597.8
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Cash flows from operating activities:
Net income	$519.3	$543.2	$467.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203.4	188.8	175.3
Amortization of unfavorable leases and contracts	(13.0)	(19.7)	(28.7)
Pension benefit	(3.5)	(1.6)	—
Share-based compensation	16.1	8.0	16.4
Deferred taxation	(33.4)	27.7	25.0
Excess tax benefit from exercise of share awards	—	(2.4)	(6.9)
Amortization of debt discount and issuance costs	3.7	2.8	3.6
Credit transaction, net	(30.9)	—	—
Other non-cash movements	2.4	0.4	3.6
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	242.1	(102.7)	(189.8)
Proceeds from sale of in-house finance receivables	952.5	—	—
Decrease (increase) in other receivables and other assets	11.0	(20.4)	(44.1)
(Increase) decrease in other current assets	(17.0)	13.5	(26.5)
Decrease (increase) in inventories	210.9	(9.7)	(46.0)
Decrease in accounts payable	(51.4)	(7.0)	(6.4)
Increase (decrease) in accrued expenses and other liabilities	3.9	(21.8)	51.8
Increase in deferred revenue	10.0	43.6	76.3
(Decrease) increase in income taxes payable	(82.4)	38.9	(25.7)
Pension plan contributions	(3.2)	(3.3)	(2.5)
Net cash provided by operating activities	1,940.5	678.3	443.3
Investing activities
Purchase of property, plant and equipment	(237.4)	(278.0)	(226.5)
Purchase of available-for-sale securities	(2.4)	(10.4)	(6.2)
Proceeds from sale of available-for-sale securities	2.2	10.0	4.0
Acquisition of R2Net Inc., net of cash acquired	(331.8)	—	—
Net cash used in investing activities	(569.4)	(278.4)	(228.7)
Financing activities
Dividends paid on common shares	(76.5)	(75.6)	(67.1)
Dividends paid on redeemable convertible preferred shares	(34.7)	—	—
Repurchase of common shares	(460.0)	(1,000.0)	(130.0)
Proceeds from issuance of common shares	0.3	2.1	5.0
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	—	611.3	—
Net settlement of equity based awards	(2.9)	(4.9)	(8.3)
Excess tax benefit from exercise of share awards	—	2.4	6.9
Proceeds from term and bridge loans	350.0	—	—
Repayments of term and bridge loans	(372.3)	(16.4)	(25.0)
Proceeds from securitization facility	1,745.9	2,404.1	2,303.9
Repayments of securitization facility	(2,345.9)	(2,404.1)	(2,303.9)
Proceeds from revolving credit facility	814.0	1,270.0	316.0
Repayments of revolving credit facility	(870.0)	(1,214.0)	(316.0)
Payment of debt issuance costs	(1.4)	(2.7)	—
Principal payments under capital lease obligations	—	(0.2)	(1.0)
Repayments of bank overdrafts	(0.1)	(10.2)	(47.1)
Net cash used in financing activities	(1,253.6)	(438.2)	(266.6)
Cash and cash equivalents at beginning of period	98.7	137.7	193.6
Increase (decrease) in cash and cash equivalents	117.5	(38.3)	(52.0)
Effect of exchange rate changes on cash and cash equivalents	8.9	(0.7)	(3.9)
Cash and cash equivalents at end of period	$225.1	$98.7	$137.7

Non-cash investing activities:
Capital expenditures in accounts payable	$7.0	$9.2	$9.3
Supplemental cash flow information:
Interest paid	$50.2	$47.1	$41.6
Income taxes paid	$122.3	$104.0	$180.1
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at January 31, 2015	$15.7	$265.2	$0.4	$(370.0)	$3,135.7	$(236.6)	$2,810.4
Net income	—	—	—	—	467.9	—	467.9
Other comprehensive loss	—	—	—	—	—	(37.5)	(37.5)
Dividends on common shares	—	—	—	—	(70.2)	—	(70.2)
Repurchase of common shares	—	—	—	(130.0)	—	—	(130.0)
Net settlement of equity based awards	—	(1.5)	—	(1.1)	1.3	—	(1.3)
Share options exercised	—	(0.2)	—	5.3	(0.1)	—	5.0
Share-based compensation expense	—	16.4	—	—	—	—	16.4
Balance at January 30, 2016	15.7	279.9	0.4	(495.8)	3,534.6	(274.1)	3,060.7
Net income	—	—	—	—	543.2	—	543.2
Other comprehensive loss	—	—	—	—	—	(33.6)	(33.6)
Dividends on common shares	—	—	—	—	(75.9)	—	(75.9)
Dividends on redeemable convertible preferred shares	—	—	—	—	(11.9)	—	(11.9)
Repurchase of common shares	—	—	—	(1,000.0)	—	—	(1,000.0)
Net settlement of equity based awards	—	(7.2)	—	(1.1)	5.9	—	(2.4)
Share options exercised	—	—	—	2.1	—	—	2.1
Share-based compensation expense	—	8.0	—	—	—	—	8.0
Balance at January 28, 2017	15.7	280.7	0.4	(1,494.8)	3,995.9	(307.7)	2,490.2
Net income	—	—	—	—	519.3	—	519.3
Other comprehensive income	—	—	—	—	—	47.1	47.1
Dividends on common shares	—	—	—	—	(77.5)	—	(77.5)
Dividends on redeemable convertible preferred shares	—	—	—	—	(32.9)	—	(32.9)
Repurchase of common shares	—	—	—	(460.0)	—	—	(460.0)
Net settlement of equity based awards	—	(6.5)	—	12.3	(8.6)	—	(2.8)
Share options exercised	—	(0.1)	—	0.4	—	—	0.3
Share-based compensation expense	—	16.1	—	—	—	—	16.1
Balance at February 3, 2018	$15.7	$290.2	$0.4	$(1,942.1)	$4,396.2	$(260.6)	$2,499.8
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
(a) Basis of preparation
The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP”) and include the results for the 53 week period ended February 3, 2018 (“Fiscal 2018”), as Signet’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 52 week period ended January 28, 2017 (“Fiscal 2017”) and the 52 week period ended January 30, 2016 (“Fiscal 2016”). Intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
See Note 9 for additional discussion of the Company’s foreign currency translation.
(d) Revenue recognition
The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the sale price is fixed and determinable, and collectability is reasonably assured. The Company’s revenue streams and their respective accounting treatments are discussed below.

Merchandise sale and repairs
Store sales are recognized when the customer receives and pays for the merchandise at the store with cash, in-house customer finance, private label credit card programs, a third party credit card or a lease purchase option. For online sales shipped to customers, sales are recognized at the estimated time the customer has received the merchandise. Amounts related to shipping and handling that are billed to customers are reflected in sales and the related costs are reflected in cost of sales. Revenues on the sale of merchandise are reported net of anticipated returns and sales tax collected. Returns are estimated based on previous return rates experienced. Any deposits received from a customer for merchandise are deferred and recognized as revenue when the customer receives the merchandise. Revenues derived from providing replacement merchandise on behalf of insurance organizations are recognized upon receipt of the merchandise by the customer. Revenues on repair of merchandise are recognized when the service is complete and the customer collects the merchandise at the store.
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
In the second quarter of Fiscal 2016, an operational change related to the Sterling Jewelers division’s ESP associated with ring sizing was made to further align Zale and Sterling ESP policies. As a result, revenue from the sale of these lifetime ESP in the Sterling Jewelers division is deferred and recognized over 17 years for all plans, with approximately 57% of revenue recognized within the first two years for plans sold on or after May 2, 2015 (January 28, 2017: 57%; January 30, 2016: 57%) and 42% of revenue recognized within the first two years for plans sold prior to May 2, 2015 (January 28, 2017: 42%; January 30, 2016: 42%).
The Zale division also sells ESP. Zale Jewelry customers are offered lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenue from the sale of lifetime ESP is deferred and recognized over 10 years, with approximately 69% of revenue recognized within the first two years (January 28, 2017: 69%; January 30, 2016: 69%). Revenues related to the optional theft protection are deferred and recognized in proportion to when the expected claims costs will be incurred over the two-year contract period. Zale Jewelry customers are also offered a two-year watch warranty and a one-year warranty that covers breakage. Piercing Pagoda customers are also offered a one-year warranty that covers breakage. Revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.
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

(e) Cost of sales and selling, general and administrative expenses
Cost of sales includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to distribution centers and stores inclusive of payroll, inventory shrinkage, store operating and occupancy costs, net bad debts and charges for late payments under the in-house customer finance programs. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. Selling, general and administrative expenses include store staff and store administrative costs; centralized administrative expenses, including information technology and cost of in-house credit prior to the Company’s outsourcing initiatives and third-party servicing of receivables subsequent to the outsourcing initiative; advertising and promotional costs and other operating expenses not specifically categorized elsewhere in the consolidated income statements.
Compensation and benefits costs included within cost of sales and selling, general and administrative expenses were as follows:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Wages and salaries	$1,140.3	$1,183.2	$1,222.8
Payroll taxes	93.8	96.5	101.1
Employee benefit plans	13.0	19.3	17.5
Share-based compensation	16.1	8.0	16.4
Total compensation and benefits	$1,263.2	$1,307.0	$1,357.8
(f) Store opening costs
The opening costs of new locations are expensed as incurred.
(g) Advertising and promotional costs
Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogs and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $360.5 million in Fiscal 2018 (Fiscal 2017: $380.6 million; Fiscal 2016: $384.2 million).
(h) In-house customer finance programs
Sterling Jewelers division operates customer in-house finance programs that allow customers to finance merchandise purchases from its stores. Finance charges are recognized in accordance with the contractual agreements. Gross interest earned is recorded as other operating income in the consolidated income statements. See Note 11 for additional discussion of the Company’s other operating income. In addition to interest-bearing accounts, a portion of credit sales are made using interest-free financing for one year or less, subject to certain conditions.
Prior to the fourth quarter of Fiscal 2018, the accrual of interest was suspended when accounts became more than 90 days aged on a recency basis. Upon suspension of the accrual of interest, interest income was subsequently recognized to the extent cash payments are received. Accrual of interest was resumed when receivables are removed from the non-accrual status.
As a result of the credit transaction in Note 3, including the processes utilized by the service provider for the Company’s remaining in-house finance receivable portfolio, it is the Company’s policy to suspend the accrual of interest when accounts become more than 120 days past due on a contractual basis.
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
See Note 10 for additional discussion of the Company’s income taxes.

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
The following table summarizes the details of the Company’s cash and cash equivalents:

(in millions)	February 3, 2018	January 28, 2017
Cash and cash equivalents held in money markets and other accounts	$182.6	$65.6
Cash equivalents from third-party credit card issuers	40.5	31.1
Cash on hand	2.0	2.0
Total cash and cash equivalents	$225.1	$98.7
(k) Accounts receivable
Accounts receivable under the customer finance programs are presented net of an allowance for uncollectible amounts. This allowance represents management’s estimate of the expected losses in the accounts receivable portfolio as of the balance sheet date, and is calculated using a model that analyzes factors such as delinquency rates and recovery rates.
Prior to the fourth quarter of Fiscal 2018, the Company calculated the allowance for uncollectible amounts as follows:

•
Record an allowance for amounts under 90 days aged on a recency measure of delinquency based on historical loss experience and payment performance information. The recency method measured the delinquency level by the number of days since the last qualifying payment was received, with the qualifying payment increasing with delinquency level.

•	Record a 100% allowance for any amount aged more than 90 days on a recency measure of delinquency and any amount associated with an account the owner of which has filed for bankruptcy.
Signet’s recency method of aging had been in place and unchanged since the inception of the in-house consumer financing program. The delinquency level was measured by the number of days since the last qualifying payment was received, with the qualifying payment increasing with delinquency level. The minimum payment does not decline as the balance declines.
In the fourth quarter of Fiscal 2018, the Company began measuring delinquency under the contractual basis which aligns with the processes and collection strategies utilized by the Company’s third party credit service provider for the remaining in-house finance receivable portfolio beginning in October 2017. Under this measure of delinquency, credit card accounts are considered delinquent if the minimum payment is not received by the specified due date. The aging method is based on the number of completed billing cycles during which the customer has failed to make a minimum payment. Management utilizes the delinquency rates identified within the portfolio when calculating the overall allowance for the portfolio.
The overall allowance continues to be based on the Company’s historical loss experience and payment performance information for accounts with similar credit quality characteristics as the remaining portfolio since the inception of the in-house consumer financing program, which was operated under the Company’s aging and collection methodologies in place prior to October 2017. As a result of the credit transaction disclosed in Note 3, the aging and collection methodologies have been revised to align with contractual method, which may result in different customer payment behaviors. A 100% allowance is made for accounts associated with bankrupt or deceased cardholders, as well as for accounts more than 120 days past due on the contractual basis. The Company’s policy for charging off uncollectible receivables is 180 days.
See Note 12 for additional discussion of the Company’s accounts receivables.
(l) Inventories
Inventories are primarily held for resale and are valued at the lower of cost or net realizable value. Cost is determined using weighted-average cost for all inventories except for inventories held in the Company’s diamond sourcing operations, where cost is determined using specific identification. Cost includes charges directly related to bringing inventory to its present location and condition. Such charges would include warehousing, security, distribution and certain buying costs. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory reserves are recorded for obsolete, slow moving or defective items and shrinkage. Inventory reserves for obsolete, slow moving or defective items are calculated as the difference between the cost of inventory and its estimated market value based on targeted inventory turn rates, future demand, management strategy and market conditions. Due to the inventory being primarily comprised of precious stones and metals including gold, the age of the inventory has a limited impact on the estimated market value. Inventory reserves for shrinkage are estimated and recorded based on historical physical inventory results, expectations of future inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers.

See Note 13 for additional discussion of the Company’s inventories.
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
See Note 14 for additional discussion of the Company’s property, plant and equipment.
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
See Note 15 for additional discussion of the Company’s goodwill and intangibles.
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
See Note 18 for additional discussion of the Company’s derivatives and hedge activities.
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
See Note 20 for additional discussion of the Company’s employee benefits.
(r) Borrowing costs
Borrowings include interest-bearing bank loans, accounts receivable securitization program and bank overdrafts. Borrowing costs are capitalized and amortized into interest expense over the contractual term of the related loan.
See Note 21 for additional discussion of the Company’s borrowing costs.
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
See Note 25 for additional discussion of the Company’s share-based compensation plans.
(t) Contingent liabilities
Provisions for contingent liabilities are recorded for probable losses when management is able to reasonably estimate the loss or range of loss. When it is reasonably possible that a contingent liability may result in a loss or additional loss, the range of the loss is disclosed.
See Note 26 for additional discussion of the Company’s contingencies.
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
See Note 26 for additional discussion of the Company’s leases.
(v) Dividends
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
Share-based compensation
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted all aspects of this guidance prospectively in the first quarter of Fiscal 2018 with a policy election to continue to estimate expected forfeitures in determining the amount of share-based compensation expense to be recognized. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations. See Note 25 for additional information regarding the impact on the Company’s results of operations in the first quarter of Fiscal 2018.

New accounting pronouncements to be adopted in future periods
Credit losses
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance requires entities to measure and recognize expected credit losses for financial assets measured at amortized cost basis. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts of expected losses over the remaining contractual life that affect collectability. ASU No. 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. Signet currently expects to adopt this guidance when effective, and continues to assess the impact the adoption of this guidance will have on the Company’s financial position or results of operations.
Revenue recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 provides alternative methods of retrospective adoption. The FASB has issued several updates to the standard that i) defer the original effective date; ii) clarify the application of principal versus agent guidance; iii) clarify the guidance on inconsequential and perfunctory promises and licensing; and iv) clarify the guidance on the de-recognition of non-financial assets. ASU 2014‑09 and the related updates are effective for fiscal years beginning after December 15, 2017.
Signet adopted ASU 2014‑09 and related updates effective February 4, 2018 using the modified retrospective approach applied only to contracts not completed as of the date of adoption with no restatement of prior periods and by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. As a result of the Company’s evaluation of existing contracts with customers, the Company has identified that the new standard will require the Company to adjust its presentation related to customer trade-ins, accounting for returns reserves and treatment of the amortization of certain bonus and profit-sharing arrangements related to third party credit card programs. After the adoption of ASU 2014-09, the fair value of customer trade-ins will be considered non-cash consideration when determining the transaction price, and therefore classified as revenue rather than its previous classification as a reduction to cost of goods sold. Also, upon adoption of ASU 2014-09, the Company will record its current sales return reserve within separate refund liability and asset for recovery accounts. Further, subsequent to the adoption of the new accounting guidance, the Company anticipates that the amortization of certain signing bonuses and receipt of funds in connection with economic profit sharing arrangements will be recognized as a component of sales rather than as an offset to selling, general and administrative expense. The Company anticipates that the adoption will result in incremental revenue and incremental costs of goods sold and selling general and administrative expense due to these reclassifications.  We consider the impact of these adjustments immaterial to the overall consolidated financial statements.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new guidance primarily impacts lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU No. 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which is effective for the first quarter of our fiscal year ending February 1, 2020. Signet is currently assessing the impact that adopting this guidance will have on the Company’s financial position or results of operations.
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
Receivables reclassification: In the second quarter of Fiscal 2018, certain in-house finance receivables that met the criteria for sale to Comenity were reclassified from "held for investment" to "held for sale." Accordingly, the receivables were recorded at the lower of cost (par) or fair value, resulting in the reversal of the related allowance for credit losses of $20.7 million. This reversal was recorded in credit transaction, net in the consolidated income statement during the second quarter of Fiscal 2018.
Proceeds received: In October 2017, the Company received $952.5 million in cash consideration reflecting the par value of the receivables sold. In addition, the Company recognized a beneficial interest asset of $10.2 million representing the present value of the cash flows the Company expects to receive under the economic profit sharing agreement related to the receivables sold. The gain upon recognition of the beneficial interest asset was recorded in credit transaction, net in the consolidated income statement during the third quarter of Fiscal 2018.
Expenses: During Fiscal 2018, the Company incurred $29.6 million of transaction-related costs. These costs were recorded in credit transaction, net in the consolidated income statement during Fiscal 2018.
Asset-backed securitization facility termination: In October 2017, the Company terminated the asset-backed securitization facility in order to transfer the receivables free and clear. The asset-backed securitization facility had a principal balance outstanding of $600.0 million at the time of termination. The payoff was funded through the proceeds received from the par value of receivables sold. See Note 21 for additional information regarding the asset-backed securitization facility.
Program agreement: Comenity provides credit to prime-only credit quality customers with an initial term of seven years and, unless terminated by either party, additional renewal terms of two years. Under the Program Agreement, Comenity established a program to issue Sterling credit cards to be serviced, marketed and promoted in accordance with the terms of the agreement. Subject to limited exceptions, Comenity is the exclusive issuer of private label credit cards or an installment or other closed end loan product in the United States bearing specified Company trademarks, including “Kay”, “Jared” and specified regional brands, but excluding “Zale”, during the term of the agreement. The pre-existing arrangement with Comenity for the issuing of Zale credit cards was unaffected by the execution of the Program Agreement. Upon expiration or termination by either party of the Program Agreement, Sterling retains the option to purchase, or arrange the purchase by a third party of, the program assets from Comenity on terms that are no more onerous to Sterling than those applicable to Comenity under the Purchase Agreement, or in the case of a purchase by a third party, on customary terms. Additionally, the Company received a signing bonus, which may be repayable under certain conditions if the Program Agreement is terminated, and a right to receive future payments related to the performance of the credit program under an economic profit sharing agreement. The Program Agreement contains customary representations, warranties and covenants.

Additionally, Signet and Genesis Financial Solutions (“Genesis”) entered into a five-year servicing agreement in October 2017, under which Genesis will provide credit servicing functions for Signet’s existing non-prime accounts receivable, as well as future non-prime account originations.
During March 2018, the Company announced that it entered a definitive agreement with CarVal Investors (“CarVal”) to sell all eligible non-prime in-house accounts receivable. This agreement, in conjunction with the previously executed prime credit transaction with Comenity and the outsourcing of the servicing of the non-prime credit program to Genesis, will complete Signet’s transition to an outsourced credit structure. The sale is expected to close during the second quarter of Fiscal 2019 subject to certain closing conditions. In addition, for a five-year term, Signet will remain the issuer of non-prime credit with investment funds managed by CarVal Investors purchasing forward receivables at a discount rate determined in accordance with the agreement. Servicing of the non-prime receivables, including operational interfaces and customer servicing, will continue to be provided by Genesis.
During the first quarter of Fiscal 2019, the Company will reclassify its existing in-house finance receivables from held for investment to held for sale. The Company expects to recognize a loss of approximately $140.0 million upon reclassification as held for sale receivables are required to be valued at the lower of cost (par) or fair value, which incorporates an expectation of future losses. As of February 3, 2018, the Company’s non-prime accounts receivable are presented net of an allowance for credit losses, which represents management’s estimate of expected losses incurred in the accounts receivable portfolio as of the balance sheet date, as required under US GAAP (Topic 310 of the FASB Accounting Standards Codification). The transaction is expected to close in the second quarter of Signet's Fiscal 2019 subject to certain closing conditions.
4. Acquisitions
On September 12, 2017, the Company acquired the outstanding shares of R2Net, the owner of online jewelry retailer JamesAllen.com and Segoma Imaging Technologies. The acquisition rapidly enhanced the Company’s digital capabilities and accelerated its OmniChannel strategy, while adding a millennial-focused online retail brand to the Company’s portfolio. The Company paid $331.7 million, net of acquired cash of $47.3 million, for R2Net. The total consideration paid was funded with a $350.0 million bridge loan. See Note 21 for additional information regarding the bridge loan.
The transaction was accounted for as a business combination during the third quarter of Fiscal 2018 with R2Net becoming a wholly-owned consolidated subsidiary of Signet. Prior to closing the acquisition, the Company incurred approximately $8.6 million of acquisition-related costs for professional services in Fiscal 2018. Acquisition-related costs were recorded as selling, general and administrative expenses in the consolidated income statements. The results of R2Net subsequent to the acquisition date are reported as a component of the results of the Sterling Jewelers division. See Note 5 for segment information. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.
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

(in millions)	Initial amounts
Cash and cash equivalents	$47.3
Inventories	12.1
Other current assets	9.7
Property, plant and equipment	3.5
Intangible assets:
Trade name	70.6
Current liabilities	(42.4)
Deferred tax liabilities	(23.5)
Fair value of net assets acquired	77.3
Goodwill(1)	301.7
Total consideration transferred	$379.0

(1)
The amount of goodwill generated will be adjusted for any additional assets or liabilities identified by the Company or for any adjustments to the preliminary fair values identified for the assets acquired and liabilities assumed in the R2Net acquisition reflected above.

As of February 3, 2018, the Company is in the process of finalizing the net assets acquired in the acquisition, most notably, the valuation of intangible assets, including technology-related assets and income taxes. The estimates and assumptions utilized in the preliminary valuation are subject to change within the measurement period as additional information is obtained. The Company expects to finalize the valuation within one year from the date of acquisition. The goodwill generated from the acquisition is primarily attributable to expected synergies and will not be deductible for tax purposes.

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
The Sterling Jewelers division operates in all 50 US states. Its stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Jewelers Outlet) and Jared (Jared The Galleria Of Jewelry and Jared Vault). The division also operates a variety of mall-based regional brands and the JamesAllen.com website, which was acquired in the R2Net acquisition. The results for the Sterling Jewelers division include R2Net results for the period since September 12, 2017, the date of acquisition. See Note 4 for additional information.
The Zale division operates jewelry stores (Zale Jewelry) and kiosks (Piercing Pagoda), located primarily in shopping malls throughout the US and Canada. Zale Jewelry includes the US store brand Zales (Zales Jewelers and Zales Outlet), which operates in all 50 US states, and the Canadian store brand Peoples Jewellers, which operates in nine provinces. The division also operates regional brands Gordon’s Jewelers and Mappins. Piercing Pagoda operates through mall-based kiosks.
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
During the first quarter of Fiscal 2019, the Company realigned its organizational structure. The new structure will allow for further integration of operational and product development processes and support growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the 13 weeks ended May 5, 2018, the Company will report three reportable segments as follows: North America, International, and Other.

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales:
Sterling Jewelers	$3,820.5	$3,930.4	$3,988.7
Zale Jewelry(1)	1,516.2	1,549.7	1,568.2
Piercing Pagoda	278.5	263.1	243.2
UK Jewelry	616.7	647.1	737.6
Other	21.1	18.1	12.5
Total sales	$6,253.0	$6,408.4	$6,550.2

Operating income (loss):
Sterling Jewelers(2)	$576.0	$715.8	$718.6
Zale Jewelry	66.7	62.2	44.3
Piercing Pagoda	13.4	11.2	7.8
UK Jewelry	33.1	45.6	61.5
Other(3)	(109.3)	(71.6)	(128.5)
Total operating income	$579.9	$763.2	$703.7

Depreciation and amortization:
Sterling Jewelers	$121.8	$112.7	$106.2
Zale Jewelry	55.3	49.1	44.8
Piercing Pagoda	6.4	4.6	3.3
UK Jewelry	19.1	21.6	20.1
Other	0.8	0.8	0.9
Total depreciation and amortization	$203.4	$188.8	$175.3

Capital additions:
Sterling Jewelers	$134.8	$154.5	$141.6
Zale Jewelry	76.3	85.0	47.7
Piercing Pagoda	8.6	12.7	10.2
UK Jewelry	17.6	25.7	26.4
Other	0.1	0.1	0.6
Total capital additions	$237.4	$278.0	$226.5

(1)	Includes sales of $235.1 million, $234.6 million and $248.7 million generated by Canadian operations in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

(2)
For Fiscal 2018, amount includes $20.7 million gain related to the reversal of the allowance for credit losses for the in-house receivables sold, as well as the $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables. See Note 3 for additional information.

(3)
For Fiscal 2018, Other includes $29.6 million of transaction costs related to the credit transaction, $8.6 million of R2Net acquisition costs, and $3.4 million of CEO transition costs. See Note 3 and Note 4 for additional information regarding credit transaction and acquisition of R2Net, respectively. For Fiscal 2017, Other includes $28.4 million of integration costs for consulting expenses associated with IT implementations, severance related to organizational changes and expenses associated with the settlement of miscellaneous legal matters pending as of the date of the Zale acquisition. For Fiscal 2016, Other includes $78.9 million of transaction and integration costs primarily attributable to the impact of the appraisal rights legal settlement discussed in Note 26 and expenses associated with legal, tax, accounting, IT implementations and consulting services, as well as severance costs.

(in millions)	February 3, 2018	January 28, 2017
Total assets:
Sterling Jewelers	$3,279.4	$4,015.4
Zale Jewelry	1,879.4	1,940.7
Piercing Pagoda	150.2	141.6
UK Jewelry	420.3	372.6
Other	110.3	127.5
Total assets	$5,839.6	$6,597.8

Total long-lived assets:
Sterling Jewelers	$956.3	$567.3
Zale Jewelry	1,075.6	1,050.1
Piercing Pagoda	63.6	61.4
UK Jewelry	78.3	70.7
Other	7.3	8.0
Total long-lived assets	$2,181.1	$1,757.5

Total liabilities:
Sterling Jewelers	$1,482.4	$2,061.4
Zale Jewelry	439.9	524.3
Piercing Pagoda	28.8	28.2
UK Jewelry	98.9	110.6
Other	676.2	771.2
Total liabilities	$2,726.2	$3,495.7

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales by product:
Diamonds and diamond jewelry	$3,742.8	$3,853.7	$3,918.1
Gold, silver jewelry, other products and services	2,067.2	2,090.0	2,116.4
Watches	443.0	464.7	515.7
Total sales	$6,253.0	$6,408.4	$6,550.2
6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 preferred shares to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. The Company's preferred shares are classified as temporary equity within the consolidated balance sheet.
In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the preferred shares carrying value, and are accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion relating to these fees of $2.3 million was recorded in the consolidated balance sheet as of February 3, 2018 (January 28, 2017: $0.6 million).

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
The following table presents certain conversion measures as of February 3, 2018 and January 28, 2017:

(in millions, except conversion rate and conversion price)	February 3, 2018	January 28, 2017
Conversion rate	10.9409	10.6529
Conversion price	$91.4002	$93.8712
Potential impact of preferred shares if-converted to common shares	6.8	6.7
Liquidation preference	$632.8	$636.3
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
7. Common shares, treasury shares, reserves and dividends
Common shares
The par value of each Common Share is 18 cents. The consideration received for common shares relating to options issued during Fiscal 2018 was $0.3 million (Fiscal 2017: $2.1 million; Fiscal 2016: $5.0 million).

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
The share repurchase activity is outlined in the table below:

		Fiscal 2018			Fiscal 2017			Fiscal 2016
(in millions, expect per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2016 Program(1)	$1,375.0	8.1	$460.0	$56.91	10.0	$864.4	$86.40	n/a	n/a	n/a
2013 Program(2)	$350.0	n/a	n/a	n/a	1.2	$135.6	$111.26	1.0	$130.0	$127.63
Total		8.1	$460.0	$56.91	11.2	$1,000.0	$89.10	1.0	$130.0	$127.63

(1)	The 2016 Program had $50.6 million remaining as of February 3, 2018.

(2)	The 2013 Program was completed in May 2016.

n/a	Not applicable.
In June 2017, the Board of Directors authorized a new program to repurchase $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice. The total authorization remaining under all authorized programs as of February 3, 2018 was $650.6 million. Shares were reissued in the amounts of 0.3 million and 0.1 million, net of taxes and forfeitures, in Fiscal 2018 and Fiscal 2017, respectively, to satisfy awards outstanding under existing share-based compensation plans.
Dividends on common shares

	Fiscal 2018			Fiscal 2017			Fiscal 2016
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.31	$21.3		$0.26	$20.4		$0.22	$17.6
Second quarter	0.31	18.7		0.26	19.7		0.22	17.6
Third quarter	0.31	18.7		0.26	18.1		0.22	17.5
Fourth quarter	0.31	18.8	(1)	0.26	17.7	(1)	0.22	17.5
Total	$1.24	$77.5		$1.04	$75.9		$0.88	$70.2

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 3, 2018 and January 28, 2017, $18.8 million and $17.7 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2018 and Fiscal 2017, respectively.

In addition, on March 14, 2018, Signet’s Board declared a quarterly dividend of $0.37 per share on its common shares. This dividend will be payable on June 1, 2018 to shareholders of record on May 4, 2018, with an ex-dividend date of May 3, 2018.

Dividends on preferred shares

	Fiscal 2018	Fiscal 2017
(in millions)	Total cash dividends	Total cash dividends
First quarter	$7.8	$—
Second quarter	7.8	—
Third quarter	7.8	—
Fourth quarter(1)	7.8	11.3
Total	$31.2	$11.3

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 3, 2018 and January 28, 2017, $7.8 million and $11.3 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the fourth quarter of Fiscal 2018 and Fiscal 2017, respectively.

There were no cumulative undeclared dividends on the preferred shares that reduced net income attributable to common shareholders during Fiscal 2018. In addition, deemed dividends of $1.7 million and $0.6 million related to accretion of issuance costs associated with the preferred shares were recognized in Fiscal 2018 and Fiscal 2017, respectively.
8. Earnings per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Numerator:
Net income attributable to common shareholders	$486.4	$531.3	$467.9
Denominator:
Weighted average common shares outstanding	63.0	74.5	79.5
EPS – basic	$7.72	$7.13	$5.89
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

(in millions, except per share amounts)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Numerator:
Net income attributable to common shareholders	$486.4	$531.3	$467.9
Add: Dividends on preferred shares	32.9	11.9	—
Numerator for diluted EPS	$519.3	$543.2	$467.9

Denominator:
Weighted average common shares outstanding	63.0	74.5	79.5
Plus: Dilutive effect of share awards	0.1	0.1	0.2
Plus: Dilutive effect of preferred shares	6.7	2.1	—
Diluted weighted average common shares outstanding	69.8	76.7	79.7

EPS – diluted	$7.44	$7.08	$5.87

The calculation of diluted EPS excludes the following share awards on the basis that their effect would be anti-dilutive.

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Share awards	0.4	0.1	0.1
9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive (loss) income
Balance at January 31, 2015	$(197.6)	$—	$4.4	$(56.7)	$13.3	$(236.6)
OCI before reclassifications	(40.2)	(0.4)	(11.8)	10.9	(0.5)	(42.0)
Amounts reclassified from AOCI to net income	—	—	3.5	2.7	(1.7)	4.5
Net current period OCI	(40.2)	(0.4)	(8.3)	13.6	(2.2)	(37.5)
Balance at January 30, 2016	$(237.8)	$(0.4)	$(3.9)	$(43.1)	$11.1	$(274.1)
OCI before reclassifications	(25.6)	—	6.9	(13.6)	(0.4)	(32.7)
Amounts reclassified from AOCI to net income	—	—	(0.6)	1.2	(1.5)	(0.9)
Net current period OCI	(25.6)	—	6.3	(12.4)	(1.9)	(33.6)
Balance at January 28, 2017	$(263.4)	$(0.4)	$2.4	$(55.5)	$9.2	$(307.7)
OCI before reclassifications	50.9	0.3	1.8	—	(0.5)	52.5
Amounts reclassified from AOCI to net income	—	—	(3.5)	4.4	(6.3)	(5.4)
Net current period OCI	50.9	0.3	(1.7)	4.4	(6.8)	47.1
Balance at February 3, 2018	$(212.5)	$(0.1)	$0.7	$(51.1)	$2.4	$(260.6)

 The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(3.2)	$(2.7)	$(0.4)	Cost of sales (see Note 18)
Interest rate swaps	0.3	2.2	2.7	Interest expense, net (see Note 18)
Commodity contracts	(1.7)	(0.2)	2.6	Cost of sales (see Note 18)
Total before income tax	(4.6)	(0.7)	4.9
Income taxes	1.1	0.1	(1.4)
Net of tax	(3.5)	(0.6)	3.5

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	2.8	1.5	3.4	Selling, general and administrative expenses(1)
Amortization of unrecognized net prior service credits	(1.4)	(1.9)	(2.2)	Selling, general and administrative expenses(1)
Net curtailment gain and settlement loss	(3.7)	—	—	Selling, general and administrative expenses(1)
Total before income tax	(2.3)	(0.4)	1.2
Income taxes	0.4	0.1	(0.2)
Net of tax	(1.9)	(0.3)	1.0

Total reclassifications, net of tax	$(5.4)	$(0.9)	$4.5

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 20 for additional information.
10. Income taxes

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Income before income taxes:
– US	$202.2	$424.0	$426.1
– Foreign	325.0	289.8	231.7
Total income before income taxes	$527.2	$713.8	$657.8

Current taxation:
– US	$35.9	$137.6	$161.7
– Foreign	6.1	3.9	3.5
Deferred taxation:
– US	(34.8)	28.1	22.3
– Foreign	0.7	1.0	2.4
Total income taxes	$7.9	$170.6	$189.9

As the statutory rate of corporation tax in Bermuda is 0%, the differences between the US federal income tax rate and the effective tax rates for Signet have been presented below:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
US federal income tax rates	35.0%	35.0%	35.0%
US state income taxes	1.9%	1.9%	2.7%
Differences between US federal and foreign statutory income tax rates	(1.0)%	(0.2)%	(0.5)%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	1.0%	0.4%	0.5%
Disallowable transaction costs	0.4%	0.1%	2.1%
Impact of global reinsurance arrangements	(8.1)%	(5.4)%	(2.4)%
Impact of global financing arrangements	(11.4)%	(8.2)%	(8.7)%
Provisional benefit in current year taxes - the TCJ Act	(4.1)%	—%	—%
Provisional remeasurement of deferred taxes - the TCJ Act	(12.3)%	—%	—%
Other items	0.1%	0.3%	0.2%
Effective tax rate	1.5%	23.9%	28.9%
In Fiscal 2018, Signet’s effective tax rate was lower than the US federal income tax rate primarily due to the impact of US tax reform as well as Signet’s global reinsurance and financing arrangements utilized to fund the acquisition of Zale. Signet’s future effective tax rate is dependent on changes in the geographic mix of income.
US Tax Reform
On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, which is commonly referred to as “The Tax Cuts and Jobs Act” (the “TCJ Act”). The TCJ Act provides for comprehensive tax legislation that reduces the U.S. federal statutory corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, limits certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization, broadens the U.S. federal income tax base, requires companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and creates new taxes on certain foreign sourced earnings. As we have a 52-53-week tax year ending the Saturday nearest October 31, the lower corporate income tax rate is administratively phased in, resulting in a blended U.S. federal statutory tax rate of approximately 23.4 percent for our fiscal tax year from October 29, 2017 through November 3, 2018, and 21.0 percent for our fiscal tax years thereafter.
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), expressing its views regarding the FASB's Accounting Standards Codification 740, Income Taxes, in the reporting period that includes the enactment date of the TCJ Act. SAB 118 recognizes that a registrant’s review of certain income tax effects of the TCJ Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the TCJ Act. The provisional estimates would be adjusted during a measurement period not to exceed 12 months from the enactment date of the TCJ Act, at which time the accounting for the income tax effects of the TCJ Act is required to be completed.
We have not completed our accounting for the income tax effects of the enactment of the TCJ Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We expect to complete our analysis of the amounts recorded as of enactment of the TCJ Act within the measurement period of one year.
In addition to the estimates further described below, we also used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, other taxing jurisdictions, the SEC, and the FASB. In particular, we anticipate that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the TCJ Act, either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to our provisional estimates when the accounting for the income tax effects of the TCJ Act is completed.

Accordingly, our income tax provision as of February 3, 2018, reflects the current year impacts of the TCJ Act on the effective tax rate, and the following provisional estimates of the adjustments resulting directly from the enactment of the TCJ Act based on information available, prepared, or analyzed as of February 3, 2018 in reasonable detail:

Fiscal 2018
(in millions)	Income tax benefit (expense)
Net impact on remeasurement of US deferred tax assets and liabilities	$64.7
Net impact of reduce US tax rate on income from October 29, 2017 through February 3, 2018	21.5
Net benefit of the TCJ Act	$86.2
Deferred tax assets and liabilities: We remeasured our existing US deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, of which the federal component is approximately 23.4 percent for reversals expected in the tax year from October 29, 2018 through November 3, 2018 and 21.0 percent thereafter. The provisional amount recorded related to the remeasurement of our deferred tax balance is a benefit of $64.7 million. The effect of the remeasurement was recorded in the fourth quarter of Financial Year 2018, consistent with the enactment date of the TCJ Act, and reflected in our provision for income taxes. We determined that the calculation cannot be completed until all of the underlying timing differences as of November 3, 2018, are known, rather than estimated at February 3, 2018. Furthermore, we are still analyzing certain aspects of the TCJ Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts.
Foreign tax effects: The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. There is no expected transition tax liability estimated as the earnings and profits of the US foreign subsidiaries are estimated to be in an aggregate deficit position. The transition tax is provisional because numerous components of the computation are estimated as of February 3, 2018.
We continue to review the anticipated impacts of the global intangible low-taxed income (“GILTI”) and base erosion and anti-abuse tax (“BEAT”), which are not effective until our tax year beginning November 4, 2018. We have not recorded any impact associated with either GILTI or BEAT in the tax rate during the financial year ended February 3, 2018.
The components of the provisional net tax expense recorded in the financial year ended February 3, 2018 are based on currently available information and additional information needs to be prepared, obtained and/or analyzed to determine the final amounts. The provisional tax benefit for the remeasurement of deferred taxes will require additional information necessary for the preparation of our U.S. federal tax return, and further analysis and interpretation of certain provisions of the TCJ Act could impact our deferred tax balance as of February 3, 2018.

Deferred taxes
Deferred tax assets (liabilities) consisted of the following:

	February 3, 2018			January 28, 2017
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(130.9)	$(130.9)	$—	$(160.1)	$(160.1)
US property, plant and equipment	—	(65.2)	(65.2)	—	(86.2)	(86.2)
Foreign property, plant and equipment	6.2	—	6.2	5.0	—	5.0
Inventory valuation	—	(193.7)	(193.7)	—	(289.4)	(289.4)
Allowances for doubtful accounts	34.4	—	34.4	60.4	—	60.4
Revenue deferral	147.1	—	147.1	216.0	—	216.0
Derivative instruments	—	(0.3)	(0.3)	—	—	—
Straight-line lease payments	26.5	—	26.5	37.5	—	37.5
Deferred compensation	9.2	—	9.2	16.5	—	16.5
Retirement benefit obligations	—	(7.6)	(7.6)	—	(6.1)	(6.1)
Share-based compensation	4.4	—	4.4	5.7	—	5.7
Other temporary differences	47.1	—	47.1	51.0	—	51.0
Net operating losses and foreign tax credits	56.9	—	56.9	69.2	—	69.2
Value of foreign capital losses	12.0	—	12.0	11.3	—	11.3
Total gross deferred tax assets (liabilities)	$343.8	$(397.7)	$(53.9)	$472.6	$(541.8)	$(69.2)
Valuation allowance	(37.0)	—	(37.0)	(31.5)	—	(31.5)
Deferred tax assets (liabilities)	$306.8	$(397.7)	$(90.9)	$441.1	$(541.8)	$(100.7)

Disclosed as:
Non-current assets			$1.4			$0.7
Non-current liabilities			(92.3)			(101.4)
Deferred tax assets (liabilities)			$(90.9)			$(100.7)
As of February 3, 2018, Signet had deferred tax assets associated with net operating loss carry forwards of $31.7 million, which are subject to ownership change limitations rules under Section 382 of the Internal Revenue Code (“IRC”) and various US state regulations, and expire between 2018 and 2037. Deferred tax assets associated with foreign tax credits also subject to Section 382 of the IRC total $13.7 million as of February 3, 2018, which expire between 2018 and 2024 and foreign net operating loss carryforwards of $11.5 million, which expire between 2018 and 2038. Additionally, Signet had foreign capital loss carry forward deferred tax assets of $12.0 million (Fiscal 2017: $11.3 million), which are only available to offset future capital gains, if any, over an indefinite period.
The increase in the total valuation allowance in Fiscal 2018 was $5.5 million (Fiscal 2017: $0.4 million net decrease; Fiscal 2016: $0.5 million net increase). The valuation allowance primarily relates to foreign capital and trading loss carry forwards, foreign tax credits and state net operating losses that, in the judgment of management, are not more likely than not to be realized.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of February 3, 2018 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.
Uncertain tax positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for US federal, US state and non-US tax jurisdictions:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Unrecognized tax benefits, beginning of period	$12.0	$11.4	$11.4
Increases related to current year tax positions	2.3	2.4	2.0
Lapse of statute of limitations	(2.4)	(1.9)	(1.9)
Difference on foreign currency translation	0.1	0.1	(0.1)
Unrecognized tax benefits, end of period	$12.0	$12.0	$11.4

As of February 3, 2018, Signet had approximately $12.0 million of unrecognized tax benefits in respect to uncertain tax positions. The unrecognized tax benefits relate primarily to financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of February 3, 2018, Signet had accrued interest of $2.7 million and $0.7 million of accrued penalties. If all of these unrecognized tax benefits were settled in Signet’s favor, the effective income tax rate would be favorably impacted by $13.1 million.
Over the next twelve months management believes that it is reasonably possible that there could be a reduction of some or all of the unrecognized tax benefits as of February 3, 2018 due to settlement of the uncertain tax positions with the tax authorities.
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
11. Other operating income, net

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Interest income from in-house customer finance programs(1)	$258.1	$282.5	$252.6
Other	2.7	0.1	(1.7)
Other operating income, net	$260.8	$282.6	$250.9

(1)	See Note 3 and Note 12 for additional information.
12. Accounts receivable, net
In October 2017, the Company completed the sale of the prime-only credit quality portion of the Sterling Jewelers customer in-house finance receivable portfolio. The receivables sold, which were classified as "held for sale" as of the second quarter of Fiscal 2018, are no longer reported within the consolidated balance sheet. See Note 3 for additional information regarding the sale of these receivables.
Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The in-house finance receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment.

(in millions)	February 3, 2018	January 28, 2017
Accounts receivable by portfolio segment, net:
Sterling Jewelers customer in-house finance receivables	$649.4	$1,813.3
Zale customer in-house finance receivables	33.5	33.4
Other accounts receivable	9.6	11.3
Total accounts receivable, net	$692.5	$1,858.0
Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.
During the third quarter of Fiscal 2016, Signet implemented a program to provide in-house credit to customers in the Zale division’s US locations. The allowance for credit losses associated with Zale customer in-house finance receivables was immaterial as of February 3, 2018 and January 28, 2017. Effective October 20, 2017, the Zale customer in-house financing programs are being underwritten and serviced by a third party for newly originated balances after the effective date.
Other accounts receivable is comprised primarily of accounts receivable relating to the insurance loss replacement business in the UK Jewelry division of $9.3 million (January 28, 2017: $11.0 million).

Sterling Jewelers customer in-house finance receivables
The allowance for credit losses associated with the portion of Sterling Jewelers customer in-house finance receivables sold in October 2017 was reversed during the second quarter of Fiscal 2018. The allowance for credit losses on Sterling Jewelers remaining customer in-house finance receivables is shown below:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Beginning balance:	$(138.7)	$(130.0)	$(113.1)
Charge-offs, net	221.2	203.4	173.6
Recoveries	34.3	35.1	35.3
Provision	(251.0)	(247.2)	(225.8)
Reversal of allowance on receivables sold	20.7	—	—
Ending balance	(113.5)	(138.7)	(130.0)
Ending receivable balance evaluated for impairment	762.9	1,952.0	1,855.9
Sterling Jewelers customer in-house finance receivables, net	649.4	1,813.3	1,725.9
Net bad debt expense is defined as the provision expense less recoveries.
As a result of the sale of the prime-only credit portion of the Sterling Jewelers customer in-house finance receivable portfolio and the outsourcing of the credit servicing on the remaining in-house finance receivable portfolio disclosed in Note 3, the Company revised its methodology for measuring delinquency to be based on the contractual basis. The credit quality indicator and age analysis of Sterling Jewelers customer in-house finance receivables are shown below under the contractual basis:

	February 3, 2018
(in millions)	Gross	Valuation allowance
Performing (accrual status):
0 - 120 days past due	$703.4	$(54.0)
121 or more days past due	59.5	(59.5)
	$762.9	$(113.5)

Valuation allowance as a % of ending receivable balance		14.9%
Prior to the fourth quarter of Fiscal 2018, the Company’s calculation of the allowance for credit losses was based on a recency measure of delinquency. The credit quality indicator and age analysis of Sterling Jewelers customer in-house finance receivables prior to the sale of the prime-only credit portion of the in-house receivable portfolio as of January 28, 2017 and January 30, 2016 are shown below under the recency basis:

	January 28, 2017		January 30, 2016
(in millions)	Gross	Valuation allowance	Gross	Valuation allowance
Performing (accrual status):
Current, aged 0 – 30 days	$1,538.2	$(47.2)	$1,473.0	$(45.4)
Past due, aged 31 – 60 days	282.0	(9.0)	259.6	(8.3)
Past due, aged 61 – 90 days	51.6	(2.3)	49.2	(2.2)
Non Performing (nonaccrual status):
Past due, aged more than 90 days	80.2	(80.2)	74.1	(74.1)
	$1,952.0	$(138.7)	$1,855.9	$(130.0)

Valuation allowance as a % of ending receivable balance		7.1%		7.0%
As a result of the sale of the prime-only credit portion of the in-house finance receivable portfolio, the change in measure of delinquency during the fourth quarter of Fiscal 2018, and the difference in collection strategies (including minimum payments and customer contact schedules) utilized by the outsourced service provider in the fourth quarter of Fiscal 2018 as compared to the in-house collection methodologies applied by Signet in prior periods, the comparability of the portfolio performance and aging may be limited.

Securitized credit card receivables
The Sterling Jewelers division previously securitized its credit card receivables through its Sterling Jewelers Receivables Master Note Trust. As a condition of closing the credit transaction during the third quarter of Fiscal 2018, the Company terminated the asset-backed securitization facility to transfer the receivables free and clear. See Note 21 for additional information regarding this asset-backed securitization facility.
13. Inventories
Signet held $606.4 million of consignment inventory at February 3, 2018 (January 28, 2017: $574.0 million), which is not recorded on the balance sheet. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory prices prior to sale.
The following table summarizes the details of the Company’s inventory:

(in millions)	February 3, 2018	January 28, 2017
Raw materials	$72.0	$60.8
Finished goods	2,208.5	2,388.5
Total inventories	$2,280.5	$2,449.3
Inventory reserves

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Inventory reserve, beginning of period	$43.2	$43.2	$28.4
Charged to profit	75.8	57.3	87.6
Utilization(1)	(78.4)	(57.3)	(72.8)
Inventory reserve, end of period	$40.6	$43.2	$43.2
(1) Includes the impact of foreign exchange translation between opening and closing balance sheet dates.
14. Property, plant and equipment, net

(in millions)	February 3, 2018	January 28, 2017
Land and buildings	$35.9	$33.5
Leasehold improvements	689.8	632.4
Furniture and fixtures	804.2	761.0
Equipment	177.0	137.7
Software	271.4	211.0
Construction in progress	97.2	96.7
Total	$2,075.5	$1,872.3
Accumulated depreciation and amortization	(1,197.6)	(1,049.4)
Property, plant and equipment, net	$877.9	$822.9
Depreciation and amortization expense for Fiscal 2018 was $194.1 million (Fiscal 2017: $175.0 million; Fiscal 2016: $161.4 million). The expense for Fiscal 2018 includes $1.0 million (Fiscal 2017: $1.3 million; Fiscal 2016: $0.7 million) for the impairment of assets.
15. Goodwill and intangibles
In connection with the acquisition of R2Net on September 12, 2017, the Company recognized $301.7 million of goodwill, which is reported in the Sterling Jewelers segment. The amount of goodwill generated will be adjusted for any additional assets or liabilities identified by the Company or for any adjustments to the preliminary fair values identified for the assets acquired and liabilities assumed in the R2Net acquisition.

Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	Sterling Jewelers	Zale Jewelry	Piercing Pagoda	UK Jewelry	Other	Total
Balance at January 30, 2016	$23.2	$488.7	$—	$—	$3.6	$515.5
Impact of foreign exchange	—	2.1	—	—	—	2.1
Balance at January 28, 2017	$23.2	$490.8	$—	$—	$3.6	$517.6
Acquisitions	301.7	—	—	—	—	301.7
Impact of foreign exchange	—	2.4	—	—	—	2.4
Balance at February 3, 2018	$324.9	$493.2	$—	$—	$3.6	$821.7
There have been no goodwill impairment losses recognized during Fiscal 2018 and Fiscal 2017. If future economic conditions are different than those projected by management, future impairment charges may be required.
Intangibles
Definite-lived intangible assets include trade names and favorable lease agreements. Indefinite-lived intangible assets include trade names. Both definite and indefinite-lived assets are recorded within intangible assets, net on the consolidated balance sheets. Intangible liabilities, net is comprised of unfavorable lease agreements and contracts and is recorded within other liabilities on the consolidated balance sheets. The following table provides additional detail regarding the composition of intangible assets and liabilities:

	February 3, 2018			January 28, 2017
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	49.8	(46.7)	3.1	49.0	(36.8)	12.2
Indefinite-lived intangible assets	478.4	—	478.4	404.8	—	404.8
Total intangible assets, net	$528.2	$(46.7)	$481.5	$453.8	$(36.8)	$417.0

Intangible liabilities, net	$(114.5)	$85.2	$(29.3)	$(113.9)	$71.7	$(42.2)
Amortization expense relating to intangible assets was $9.3 million in Fiscal 2018 (Fiscal 2017: $13.8 million; Fiscal 2016: $13.9 million). The unfavorable leases and unfavorable contracts are classified as liabilities and recognized over the term of the underlying lease or contract. Amortization relating to intangible liabilities was $13.0 million in Fiscal 2018 (Fiscal 2017: $19.7 million; Fiscal 2016: $28.7 million). Expected future amortization for intangible assets and future amortization for intangible liabilities recorded at February 3, 2018 follows:

(in millions)	Intangible assets, net amortization	Intangible liabilities amortization
2019	$2.7	$(7.7)
2020	0.3	(5.7)
2021	0.1	(5.4)
2022	—	(5.4)
2023	—	(5.1)
Total	$3.1	$(29.3)
During the first quarter of Fiscal 2019, the Company observed a general decline in the market valuation of the Company’s common shares which could impact the assumptions used to perform an evaluation of its indefinite-lived intangible assets, including goodwill and trade names. As of the date of this report, the estimated fair value of the reporting units and indefinite-lived trade names continues to exceed the carrying values. However, the Company will continue to monitor sales trends, interest rates, and other key inputs to the estimates of fair value. A further decline in the key inputs, especially sales trends used in the valuation of trade names, may result in an impairment charge.

16. Other assets

(in millions)	February 3, 2018	January 28, 2017
Deferred ESP selling costs	$89.5	$86.1
Investments(1)	27.9	27.2
Other assets	53.8	51.8
Total other assets	$171.2	$165.1

(1)	See Note 17 for additional detail.
In addition, other current assets include deferred direct selling costs in relation to the sale of ESP of $30.9 million as of February 3, 2018 (January 28, 2017: $29.4 million).
17. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	February 3, 2018			January 28, 2017
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$8.3	$(0.8)	$7.5	$8.8	$(0.7)	$8.1
US government agency securities	5.3	(0.2)	5.1	4.6	(0.2)	4.4
Corporate bonds and notes	11.0	(0.2)	10.8	11.0	(0.1)	10.9
Corporate equity securities	3.5	1.0	4.5	3.5	0.3	3.8
Total investments	$28.1	$(0.2)	$27.9	$27.9	$(0.7)	$27.2
Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during Fiscal 2018 and Fiscal 2017. Investments with a carrying value of $6.8 million and $6.6 million were on deposit with various state insurance departments at February 3, 2018 and January 28, 2017, respectively, as required by law.
Investments in debt securities outstanding as of February 3, 2018 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$2.9	$2.3
Year two through year five	16.9	16.4
Year six through year ten	4.8	4.7
Total investment in debt securities	$24.6	$23.4
18. Derivatives
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
The main external sources of funding are a senior unsecured credit facility and senior unsecured notes as described in Note 21.
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments, except for customer in-house financing receivables as disclosed in Note 12 of which no single customer represents a significant portion of the Company’s receivable balance. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of February 3, 2018 was $26.6 million (January 28, 2017: $37.8 million). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (January 28, 2017: 12 months).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of February 3, 2018 was $112.7 million (January 28, 2017: $117.8 million).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of February 3, 2018 was for approximately 6,000 ounces of gold (January 28, 2017: 94,000 ounces). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 28, 2017: 12 months).

The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of February 3, 2018, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	February 3, 2018	January 28, 2017
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$1.4
Interest rate swaps	Other assets	2.2	0.4
		2.2	1.8
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	1.8
Total derivative assets		$2.2	$3.6

	Fair value of derivative liabilities
(in millions)	Balance sheet location	February 3, 2018	January 28, 2017
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(1.4)	$(0.2)
Commodity contracts	Other current liabilities	(0.1)	(3.4)
		(1.5)	(3.6)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.9)	—
Total derivative liabilities		$(2.4)	$(3.6)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	February 3, 2018	January 28, 2017
Foreign currency contracts	$(2.4)	$4.1
Commodity contracts	1.4	(2.1)
Interest rate swaps	2.2	0.4
Gains recorded in AOCI	$1.2	$2.4
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the consolidated income statements:
Foreign currency contracts

(in millions)	Income statement caption	Fiscal 2018	Fiscal 2017
Gains recorded in AOCI, beginning of period		$4.1	$1.4
Current period (losses) gains recognized in OCI		(3.3)	5.4
Gains reclassified from AOCI to net income	Cost of sales	(3.2)	(2.7)
(Losses) gains recorded in AOCI, end of period		$(2.4)	$4.1

Commodity contracts

(in millions)	Income statement caption	Fiscal 2018	Fiscal 2017
Losses recorded in AOCI, beginning of period		$(2.1)	$(3.7)
Current period gains recognized in OCI		5.2	1.8
Gains reclassified from AOCI to net income	Cost of sales	(1.7)	(0.2)
Gains (losses) recorded in AOCI, end of period		$1.4	$(2.1)
Interest rate swaps

(in millions)	Income statement caption	Fiscal 2018	Fiscal 2017
Gains (losses) recorded in AOCI, beginning of period		$0.4	$(3.4)
Current period gains recognized in OCI		1.5	1.6
Losses reclassified from AOCI to net income	Interest expense, net	0.3	2.2
Gains recorded in AOCI, end of period		$2.2	$0.4
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships during Fiscal 2018 and Fiscal 2017. Based on current valuations, the Company expects approximately $0.5 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the consolidated income statements:

	Income statement caption	Amount of gains (losses) recognized in net income
(in millions)		Fiscal 2018	Fiscal 2017
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$8.4	$6.3
19. Fair value measurement
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	February 3, 2018			January 28, 2017
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$7.5	$7.5	$—	$8.1	$8.1	$—
Corporate equity securities	4.5	4.5	—	3.8	3.8	—
Foreign currency contracts	—	—	—	3.2	—	3.2
Interest rate swaps	2.2	—	2.2	0.4	—	0.4
US government agency securities	5.1	—	5.1	4.4	—	4.4
Corporate bonds and notes	10.8	—	10.8	10.9	—	10.9
Total assets	$30.1	$12.0	$18.1	$30.8	$11.9	$18.9

Liabilities:
Foreign currency contracts	$(2.3)	$—	$(2.3)	$(0.2)	$—	$(0.2)
Commodity contracts	(0.1)	—	(0.1)	(3.4)	—	(3.4)
Total liabilities	$(2.4)	$—	$(2.4)	$(3.6)	$—	$(3.6)
Investments in US Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 17 for additional information related to the Company’s available-for-sale investments. The fair values of derivative financial instruments have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, foreign currency forward rates or commodity forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 18 for additional information related to the Company’s derivatives.
As of February 3, 2018, the fair value of the in-house finance receivable portfolio was approximately 70% of par value. This estimated value was derived from a discounted cash flow model using unobservable inputs, including estimated yields, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable existing as of February 3, 2018, with consideration given to the terms of the agreement entered into with CarVal Investors in March 2018.  See Note 3 for additional information.
The carrying amounts of cash and cash equivalents, other receivables, accounts payable, accrued expenses, other liabilities, income taxes and the revolving credit facility approximate fair value because of the short-term maturity of these amounts.
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 21 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at February 3, 2018 and January 28, 2017 were as follows:

	February 3, 2018		January 28, 2017
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes (Level 2)	$394.5	$396.3	$393.7	$391.2
Securitization facility (Level 2)	—	—	599.7	600.0
Term loan (Level 2)	323.5	326.2	345.1	348.6
Total	$718.0	$722.5	$1,338.5	$1,339.8
20. Pension plans
The UK Plan, which ceased to admit new employees from April 2004, is a funded plan with assets held in a separate trustee administered fund, which is independently managed. Signet used February 3, 2018 and January 28, 2017 measurement dates in determining the UK Plan’s benefit obligation and fair value of plan assets.

In September 2017, the Company approved an amendment to freeze benefit accruals under the UK Plan in an effort to reduce anticipated future pension expense. As a result of this amendment, the Company will freeze the pension plan for all participants with an effective date of either December 2017 or October 2019 as elected by the plan participants. All future benefit accruals under the plan shall cease. The amendment to the plan was accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation - Retirement Benefits.”
The following tables provide information concerning the UK Plan as of and for the fiscal years ended February 3, 2018 and January 28, 2017:

(in millions)	Fiscal 2018	Fiscal 2017
Change in UK Plan assets:
Fair value at beginning of year	$247.6	$266.2
Actual return on UK Plan assets	11.0	18.2
Employer contributions	3.2	3.3
Members’ contributions	0.4	0.6
Benefits paid	(8.7)	(9.9)
Plan settlements	(10.8)	—
Foreign currency translation	29.5	(30.8)
Fair value at end of year	$272.2	$247.6

(in millions)	Fiscal 2018	Fiscal 2017
Change in benefit obligation:
Benefit obligation at beginning of year	$215.7	$214.9
Service cost	2.1	2.0
Past service cost	—	0.5
Interest cost	6.1	7.2
Members’ contributions	0.4	0.6
Actuarial (gain) loss	2.3	24.1
Benefits paid	(8.7)	(9.9)
Plan settlements	(10.8)	0.0
Foreign currency translation	25.3	(23.7)
Benefit obligation at end of year	$232.4	$215.7
Funded status at end of year	$39.8	$31.9

(in millions)	February 3, 2018	January 28, 2017
Amounts recognized in the balance sheet consist of:
Non-current assets	$39.8	$31.9
Items in AOCI not yet recognized as income (expense) in the income statement:

(in millions)	February 3, 2018	January 28, 2017	January 30, 2016
Net actuarial losses	$(51.1)	$(55.5)	$(43.1)
Net prior service credits	2.4	9.2	11.1
The estimated actuarial losses and prior service credits for the UK Plan that will be amortized from AOCI into net periodic pension cost over the next fiscal year are $(1.1) million and $0.2 million, respectively.
The accumulated benefit obligation for the UK Plan was $231.1 million and $208.0 million as of February 3, 2018 and January 28, 2017, respectively.

The components of net periodic pension benefit (cost) and other amounts recognized in OCI for the UK Plan are as follows:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Components of net periodic pension benefit (cost):
Service cost	$(2.1)	$(2.0)	$(2.6)
Interest cost	(6.1)	(7.2)	(7.7)
Expected return on UK Plan assets	9.4	10.4	11.5
Amortization of unrecognized actuarial losses	(2.8)	(1.5)	(3.4)
Amortization of unrecognized net prior service credits	1.4	1.9	2.2
Net curtailment gain and settlement loss	3.7	—	—
Net periodic pension benefit	$3.5	$1.6	$—
Other changes in assets and benefit obligations recognized in OCI	(2.9)	(17.8)	14.4
Total recognized in net periodic pension benefit (cost) and OCI	$0.6	$(16.2)	$14.4

	February 3, 2018	January 28, 2017
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	2.60%	2.90%
Salary increases	2.50%	2.00%
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	2.90%	3.60%
Expected return on UK Plan assets	3.80%	4.20%
Salary increases	2.00%	2.50%
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
The UK Plan’s investment strategy is guided by an objective of achieving a return on the investments, which is consistent with the long-term return assumptions and funding policy, to ensure the UK Plan obligations are met. The investment policy is to allocate funds to a diverse portfolio of investments, including UK and overseas equities, diversified growth funds, UK corporate bonds, open-ended funds and commercial property. The commercial property investment is through a Pooled Pensions Property Fund that provides a diversified portfolio of property assets. As of February 3, 2018, the target allocation for the UK Plan’s assets was bonds 53%, diversified growth funds 34%, equities 8% and property 5%. This allocation is consistent with the long-term target allocation of investments underlying the UK Plan’s funding strategy.
The fair value of the assets in the UK Plan at February 3, 2018 and January 28, 2017 are required to be classified and disclosed in one of the following three categories:
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data

The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	Fair value measurements as of February 3, 2018				Fair value measurements as of January 28, 2017
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset category:
Diversified equity securities	$24.0	$—	$24.0	$—	$22.3	$—	$22.3	$—
Diversified growth funds	96.3	49.4	46.9	—	80.9	40.7	40.2	—
Fixed income – government bonds	83.9	—	83.9	—	81.0	—	81.0	—
Fixed income – corporate bonds	52.6	—	52.6	—	48.1	—	48.1	—
Property	14.3	—	—	14.3	11.8	—	—	11.8
Cash	1.1	1.1	—	—	3.5	3.5	—	—
Total	$272.2	$50.5	$207.4	$14.3	$247.6	$44.2	$191.6	$11.8
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
The table below sets forth changes in the fair value of the Level 3 investment assets in Fiscal 2018 and Fiscal 2017:

(in millions)	Significant unobservable inputs (Level 3)
Balance as of January 30, 2016	$13.0
Actual return on assets	(1.2)
Balance as of January 28, 2017	$11.8
Actual return on assets	2.5
Balance as of February 3, 2018	$14.3
Signet contributed $3.2 million to the UK Plan in Fiscal 2018 and expects to contribute a minimum of $2.8 million to the UK Plan in Fiscal 2019. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2015.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK Plan:

(in millions)	Expected benefit payments
Fiscal 2019	$9.6
Fiscal 2020	9.5
Fiscal 2021	10.0
Fiscal 2022	10.3
Fiscal 2023	10.3
Thereafter	$53.4

In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2018 were $2.6 million (Fiscal 2017: $1.8 million; Fiscal 2016: $2.0 million).
In the US, Signet operates a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Signet’s contributions to this plan in Fiscal 2018 were $10.0 million (Fiscal 2017: $14.6 million; Fiscal 2016: $8.3 million). The Company has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The plan also permits employer contributions on a discretionary basis. In connection with these plans, Signet has invested in trust-owned life insurance policies and money market funds. The cost recognized in connection with the DCP in Fiscal 2018 was $3.8 million (Fiscal 2017: $4.6 million; Fiscal 2016: $2.9 million).
The fair value of the assets in the two unfunded, non-qualified deferred compensation plans at February 3, 2018 and January 28, 2017 are required to be classified and disclosed. Although these plans are not required to be funded by the Company, the Company may elect to fund the plans. The value and classification of these assets are as follows:

	Fair value measurements as of February 3, 2018			Fair value measurements as of January 28, 2017
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Corporate-owned life insurance plans	$7.3	$—	$7.3	$7.5	$—	$7.5
Money market funds	30.2	30.2	—	29.6	29.6	—
Total assets	$37.5	$30.2	$7.3	$37.1	$29.6	$7.5
21. Loans, overdrafts and long-term debt

(in millions)	February 3, 2018	January 28, 2017
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$398.9	$398.8
Securitization facility	—	600.0
Senior unsecured term loan	326.2	348.6
Revolving credit facility	—	56.0
Bank overdrafts	14.2	14.2
Total debt	$739.3	$1,417.6
Less: Current portion of loans and overdrafts	(44.0)	(91.1)
Less: Unamortized capitalized debt issuance fees	(7.1)	(8.6)
Total long-term debt	$688.2	$1,317.9
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
In connection with the amendment of the revolving credit facility, incremental fees of $1.4 million were incurred and capitalized. Capitalized fees associated with the amended revolving credit facility as of February 3, 2018 total $2.6 million with the unamortized balance recorded as an asset within the consolidated balance sheets. Accumulated amortization related to these capitalized fees as of February 3, 2018 was $1.2 million (January 28, 2017: $0.8 million). Amortization relating to these fees of $0.4 million and $0.4 million was recorded as interest expense in the consolidated income statements for Fiscal 2018 and Fiscal 2017, respectively. As of February 3, 2018 and January 28, 2017, the Company had stand-by letters of credit outstanding of $15.7 million and $15.3 million, respectively, that reduce remaining borrowing availability. The revolving credit facility had a weighted average interest rate of 2.46% and 1.71% during Fiscal 2018 and Fiscal 2017, respectively.

The senior unsecured term loan had an outstanding principal balance of $357.5 million as of the amendment date. Beginning in October 2016, the Company is required to make scheduled quarterly principal payments equal to the amounts per annum of the outstanding principal balance as follows: 5% in the first year, 7.5% in the second year, 10% in the third year, 12.5% in the fourth year and 15% in the fifth year after the initial payment date, with the balance due in July 2021. Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 18, the term loan had a weighted average interest rate of 2.42% and 1.78% during Fiscal 2018 and Fiscal 2017, respectively.
In connection with the amendment of the term loan facility, incremental fees of $0.7 million were incurred and capitalized. Capitalized fees associated with the amended term loan facility as of February 3, 2018 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Accumulated amortization related to these capitalized fees as of February 3, 2018 was $3.5 million (January 28, 2017: $2.7 million). Amortization relating to these fees of $0.8 million and $0.9 million was recorded as interest expense in the consolidated income statements Fiscal 2018 and Fiscal 2017, respectively.
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
Senior unsecured notes due 2024
On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.70% senior unsecured notes due in 2024 (the “Notes”). The Notes were issued under an effective registration statement previously filed with the SEC. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2014. The Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries (such subsidiaries, the “Guarantors”). See Note 27 for additional information. The Notes were issued pursuant to a base indenture among the Company, Signet UK Finance, the Guarantors and Deutsche Bank Trust Company Americas as trustee, with the indenture containing customary covenants and events of default provisions. The Company received proceeds from the offering of approximately $393.9 million, which were net of underwriting discounts, commissions and offering expenses.
Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of February 3, 2018 was $2.6 million (January 28, 2017: $1.9 million). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Amortization relating to these fees of $0.7 million and $0.7 million was recorded as interest expense in the consolidated income statements for Fiscal 2018 and Fiscal 2017, respectively.
Asset-backed securitization facility
The Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”) and issued two-year revolving asset-backed variable funding notes. As a condition of closing the credit transaction disclosed in Note 3, during the third quarter of Fiscal 2018, the Company terminated the asset-backed securitization facility, which had a principal balance outstanding of $600 million, in order to transfer the receivables free and clear. Unamortized capitalized fees of $0.2 million associated with the asset-backed securitization facility were written-off during the third quarter of Fiscal 2018. Capitalized fees previously totaled $3.4 million, offset by accumulated amortization of $3.4 million as of February 3, 2018 (January 28, 2017: $3.1 million). Amortization relating to these fees of $0.3 million and $0.7 million was recorded as interest expense in the consolidated income statements for Fiscal 2018 and Fiscal 2017, respectively. The asset-backed securitization facility had a weighted average interest rate of 2.50% and 2.05% during Fiscal 2018 and Fiscal 2017, respectively.
Unsecured term loan (the “Bridge Loan”)
In conjunction with the acquisition of R2Net, Signet entered into a $350 million unsecured term loan to finance the transaction. The Company executed and repaid the Bridge Loan during the 13 weeks ended October 28, 2017. The Bridge Loan contained customary fees in addition to interest incurred on borrowings. Fees incurred of $1.4 million and interest of $0.9 million relating to the Bridge Loan were expensed during Fiscal 2018.
Other
As of February 3, 2018 and January 28, 2017, the Company was in compliance with all debt covenants.
As of February 3, 2018 and January 28, 2017, there were $14.2 million and $14.2 million in overdrafts, which represent issued and outstanding checks where no bank balances exist with the right of offset.

22. Accrued expenses and other current liabilities

(in millions)	February 3, 2018	January 28, 2017
Accrued compensation	$68.3	$105.8
Other liabilities	34.7	33.0
Other taxes	36.3	45.1
Payroll taxes	11.8	9.9
Accrued expenses	296.9	284.4
Total accrued expenses and other current liabilities	$448.0	$478.2
The sales returns reserve, included in accrued expenses, is as follows:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales return reserve, beginning of period	$13.0	$14.0	$15.3
Net adjustment(1)	0.5	(1.0)	(1.3)
Sales return reserve, end of period	$13.5	$13.0	$14.0
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

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Warranty reserve, beginning of period	$40.0	$41.9	$44.9
Warranty expense	8.5	11.5	10.8
Utilized(1)	(11.3)	(13.4)	(13.8)
Warranty reserve, end of period	$37.2	$40.0	$41.9

(1)	Includes impact of foreign exchange translation.

(in millions)	February 3, 2018	January 28, 2017
Disclosed as:
Current liabilities(1)	$11.5	$13.0
Non-current liabilities (see Note 23)	25.7	27.0
Total warranty reserve	$37.2	$40.0

(1)	Included within accrued expenses above.

23. Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions and other as follows:

(in millions)	February 3, 2018	January 28, 2017
Sterling Jewelers ESP deferred revenue	$738.0	$737.4
Zale ESP deferred revenue	178.1	168.2
Voucher promotions and other	41.4	30.3
Total deferred revenue	$957.5	$935.9

Disclosed as:
Current liabilities	$288.6	$276.9
Non-current liabilities	668.9	659.0
Total deferred revenue	$957.5	$935.9
ESP deferred revenue

(in millions)	Fiscal 2018	Fiscal 2017
Sterling Jewelers ESP deferred revenue, beginning of period	$737.4	$715.1
Plans sold	269.2	290.8
Revenue recognized	(268.6)	(268.5)
Sterling Jewelers ESP deferred revenue, end of period	$738.0	$737.4

(in millions)	Fiscal 2018	Fiscal 2017
Zale ESP deferred revenue, beginning of period	$168.2	$146.1
Plans sold(1)	140.1	150.1
Revenue recognized	(130.2)	(128.0)
Zale ESP deferred revenue, end of period	$178.1	$168.2

(1)	Includes impact of foreign exchange translation.
24. Other liabilities—non-current

(in millions)	February 3, 2018	January 28, 2017
Straight-line rent	$91.2	$87.2
Deferred compensation	32.2	40.7
Warranty reserve	25.7	27.0
Lease loss reserve	1.2	1.3
Other liabilities	89.3	57.5
Total other liabilities	$239.6	$213.7
A lease loss reserve is recorded for the net present value of the difference between the contractual rent obligations and sublease income expected from the properties. The cash expenditures on the remaining lease loss reserve are expected to be paid over the various remaining lease terms through 2023.
25. Share-based compensation
Signet operates several share-based compensation plans which can be categorized as the “Omnibus Plan” and “Share Saving Plans.”

Impact on results
Share-based compensation expense and the associated tax benefits recognized in the consolidated income statements are as follows:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Share-based compensation expense	$16.1	$8.0	$16.4
Income tax benefit	$(5.3)	$(2.8)	$(5.9)
As of February 3, 2018, unrecognized compensation cost related to unvested awards granted under share-based compensation plans is as follows:

	Unrecognized Compensation Cost	Weighted average period
	(in millions)
Omnibus Plan	$27.6	2.0 years
Share Saving Plans	4.1	1.7 years
Total	$31.7
Since April 2012, the Company has opted to satisfy share option exercises and the vesting of restricted stock and restricted stock units (“RSUs”) under its plans with the issuance of treasury shares.
Omnibus Plan
In June 2009, Signet adopted the Signet Jewelers Limited Omnibus Incentive Plan (the “Omnibus Plan”). Awards that may be granted under the Omnibus Plan include restricted stock, RSUs, stock options and stock appreciation rights. The Fiscal 2018, Fiscal 2017 and Fiscal 2016 awards granted under the Omnibus Plan have two elements, time-based restricted stock and performance-based RSUs. The time-based restricted stock has a three year vesting period, subject to continued employment, and has the same voting rights and dividend rights as common shares (which are payable once the shares have vested). Performance-based RSUs granted include two performance measures, operating income (subject to certain adjustments) and return on capital employed (“ROCE”), with ROCE measure only applicable to senior executives. For both performance measures, cumulative results achieved during the relevant three year performance period are compared to target metrics established in the underlying grant agreements. The relevant performance is measured over a three year vesting period from the start of the fiscal year in which the award is granted. The Omnibus Plan permits the grant of awards to employees for up to 7,000,000 common shares.
The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Omnibus Plan are as follows:

	Omnibus Plan
	Fiscal 2018	Fiscal 2017	Fiscal 2016
Share price	$65.74	$109.03	$136.37
Risk free interest rate	1.4%	1.0%	0.8%
Expected term	2.7 years	2.8 years	2.9 years
Expected volatility	32.3%	28.5%	25.4%
Dividend yield	2.1%	1.1%	0.7%
Fair value	$63.42	$106.48	$134.46
The risk-free interest rate is based on the US Treasury (for US-based award recipients in all fiscal years and UK-based award recipients in Fiscal 2018 and Fiscal 2017) or UK Gilt (for UK-based award recipients in Fiscal 2016) yield curve in effect at the grant date with remaining terms equal to the expected term of the awards. The expected term utilized is based on the contractual vesting period of the awards. The expected volatility is determined by calculating the historical volatility of Signet’s share price over the expected term of the award.

The Fiscal 2018 activity for awards granted under the Omnibus Plan is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at January 28, 2017	0.7	$111.98	1.3 years	$53.0
Fiscal 2018 activity:
Granted	0.9	63.42
Vested	(0.1)	105.76
Lapsed	(0.4)	84.41
Outstanding at February 3, 2018	1.1	$82.65	1.5 years	$55.0

(1)	Intrinsic value for outstanding restricted stock and RSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plan:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Total intrinsic value of awards vested	$7.1	$13.6	$22.2
Share Saving Plans
Signet has three share option savings plans (collectively, the “Share Saving Plans”) available to employees as follows:

•	Employee Share Savings Plan, for US employees

•	Sharesave Plan, for UK employees

•	Irish Sharesave Plan, for Republic of Ireland employees
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
The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Share Saving Plans are as follows:

	Share Saving Plans
	Fiscal 2018	Fiscal 2017	Fiscal 2016
Share price	$59.84	$84.37	$139.18
Exercise price	$52.00	$67.24	$114.67
Risk free interest rate	1.2%	0.6%	0.7%
Expected term	2.7 years	2.7 years	2.6 years
Expected volatility	37.0%	31.3%	27.1%
Dividend yield	2.7%	1.7%	0.8%
Fair value	$15.22	$22.82	$34.76

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
The Fiscal 2018 activity for awards granted under the Share Saving Plans is as follows:

	Share Saving Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at January 28, 2017	0.3	$74.30	2.0 years	$3.0
Fiscal 2018 activity:
Granted	0.1	52.00
Exercised	—	46.55
Lapsed	(0.1)	82.91
Outstanding at February 3, 2018	0.3	$62.80	1.8 years	$—
Exercisable at January 28, 2017	—	$—		$—
Exercisable at February 3, 2018	—	$—		$—
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Share Saving Plans:

(in millions, except per share amounts)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Weighted average grant date fair value per share of awards granted	$15.22	$22.82	$34.76
Total intrinsic value of options exercised	$0.1	$1.5	$6.4
Cash received from share options exercised	$0.3	$1.4	$4.0
26. Commitments and contingencies
Operating leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Rental expense for operating leases is as follows:

(in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Minimum rentals	$528.1	$524.4	$525.7
Contingent rent	8.5	10.2	15.3
Sublease income	(0.5)	(0.6)	(0.7)
Total	$536.1	$534.0	$540.3
The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)
Fiscal 2019	$460.3
Fiscal 2020	405.3
Fiscal 2021	371.4
Fiscal 2022	328.8
Fiscal 2023	284.8
Thereafter	907.3
Total	$2,757.9

Contingent property liabilities
Approximately 19 property leases had been assigned in the UK by Signet at February 3, 2018 (and remained unexpired and occupied by assignees at that date) and approximately 10 additional properties were sub-leased in the US and UK at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-leased, Signet or one of its subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.
Capital commitments
At February 3, 2018 Signet has committed to spend $46.9 million (January 28, 2017: $48.4 million) related to capital commitments. These commitments principally relate to the expansion and renovation of stores.
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion.  On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015, which SJI opposed. April 27, 2015, the arbitrator issued an order denying the Claimants’ Motion. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015, which Claimants opposed. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the District Court’s November 16, 2015 Opinion and Order. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit, which Claimants opposed. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016.SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims, which SJI opposed. On June 15, 2015, the arbitrator granted the Claimants’ motion. On March 6, 2017, Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice, which SJI opposed The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016, which Claimants opposed. On April 5, 2016, the arbitrator denied SJI’s Motion. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, which Claimants opposed. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals, which Claimant’s opposed. On June 1, 2017, the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016, and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016, which Claimants opposed. The matter was fully briefed and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. Approximately, 10,314 current and former employees submitted consent forms to opt in to the collective action; however, some have withdrawn their consents. The number of valid consents is disputed and yet to be determined. SJI believes the number of valid consents to be approximately 9,124. On July 24, 2017, the United States Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The matter was fully briefed and an oral argument was heard on October 16, 2017. On January 15, 2018, District Court granted SJI’s Motion finding that the Arbitrator exceeded her authority by binding non-parties (absent class members) to the Title VII claim. The District Court further held that the RESOLVE Agreement does not permit class action procedures, thereby, reducing the Claimants in the Title VII matter from 70,000 to 254. Claimants dispute that the number of claimants in the Title VII is 254. On January 18, 2018, the Claimants filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. The appeal will be fully briefed by April 16, 2018. The Second Circuit has scheduled oral argument for May 7, 2018, on this appeal. On November 10, 2017, SJI filed in the arbitration motions for summary judgment, and for decertification, of Claimants’ Equal Pay Act and Title VII promotions claims. On January 30, 2018, oral argument on SJI’s motions was heard. On January 26, 2018, SJI filed a Motion to Vacate The Equal Pay Act Collective Action Award And Tolling Order asserting that the Arbitrator exceeded her authority by conditionally certifying the Equal Pay Act claim and allowing the absent claimants to opt-in the litigation. On March 12, 2018, the Arbitrator denied SJI’s Motion to Vacate The Equal Pay Act Collective Action Award and Tolling Order. SJI still has a pending motion seeking decertification of the EPA Collective Action before the Arbitrator. On March 19, 2018, the Arbitrator issued an Order partially granting SJI’s Motion to Amend the Arbitrator’s November 2, 2017, Bifurcated Seventh Amended Case Management Plan resulting in a continuance of the May 14, 2018 trial date. A new trial date has not been set.
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
On May 12, 2017, SJI received notice that a Class Action Complaint against SJI and Signet Jewelers Ltd. (improperly named as a party) was filed by Veronica Masten in the Superior Court of California, County of Los Angeles, alleging violations of various wage and hour labor laws. The claims include: (1) failure to pay overtime; (2) failure to provide meal periods; (3) failure to reimburse business expenses; (4) failure to provide itemized wage statements; (5) failure to timely pay wages; and a derivative claims for (6) unfair competition. SJI filed its Answer to the Complaint on June 13, 2017. On June 14, 2017, SJI removed this matter to the United States District Court for the Central District of California. After engaging in limited discovery, Plaintiff agreed to pursue her claims on an individual basis in a separate forum, and sought to dismiss her claims in this action without prejudice. Plaintiff filed a request for dismissal with the district court on December 18, 2017. The Court has not yet formally ruled on the dismissal, however, the Court’s docket indicates that the matter is closed.

Shareholder Actions
In August 2016, two alleged Company shareholders each filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and its then-current Chief Executive Officer and current Chief Financial Officer (Nos. 16-cv-6728 and 16-cv-6861, the “S.D.N.Y. cases”). On September 16, 2016, the Court consolidated the S.D.N.Y. cases under case number 16-cv-6728. On April 3, 2017, the plaintiffs filed a second amended complaint, purportedly on behalf of persons that acquired the Company’s securities on or between August 29, 2013, and February 27, 2017, naming as defendants the Company, its then-current and former Chief Executive Officers, and its current and former Chief Financial Officers. The second amended complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s business and earnings by (i) failing to disclose that the Company was allegedly having issues ensuring the safety of customers’ jewelry while in the Company’s custody for repairs, which allegedly damaged customer confidence; (ii) making misleading statements about the Company’s credit portfolio; and (iii) failing to disclose reports of sexual harassment allegations that were raised by claimants in an ongoing pay and promotion gender discrimination class arbitration (the “Arbitration”). The second amended complaint alleged that the Company’s share price was artificially inflated as a result of the alleged misrepresentations and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.
In March 2017, two other alleged Company shareholders each filed a putative class action complaint in the United States District Court for the Northern District of Texas against the Company and its then-current and former Chief Executive Officers (Nos. 17-cv-875 and 17-cv-923, the “N.D. Tex. cases”). Those complaints were nearly identical to each other and alleged that the defendants’ statements concerning the Arbitration violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The N.D. Tex. cases were subsequently transferred to the Southern District of New York and consolidated with the S.D.N.Y. cases (the “Consolidated Action”). On July 27, 2017, the Court appointed a lead plaintiff and lead plaintiff’s counsel in the Consolidated Action. On August 3, 2017, the Court ordered the lead plaintiff in the Consolidated Action to file a third amended complaint by September 29, 2017. On September 29, 2017, the lead plaintiff filed a third amended complaint that covered a putative class period of August 29, 2013, through May 24, 2017, and that asserted substantially similar claims to the second amended complaint, except that it omitted the claim based on defendants’ alleged misstatements concerning the security of customers’ jewelry while in the Company’s custody for repairs. The defendants moved to dismiss the third amended complaint on December 1, 2017. On December 4, 2017, the Court entered an order permitting the lead plaintiff to amend its complaint as of right by December 22, 2017, and providing that the lead plaintiff would not be given any further opportunity to amend its complaint to address the issues raised in the defendants’ motion to dismiss.
On December 15, 2017, Nebil Aydin filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and its current Chief Executive Officer and Chief Financial Officer (No. 17-cv-9853). The Aydin complaint alleged that the defendants made misleading statements regarding the Company’s credit portfolio between August 24, 2017, and November 21, 2017, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On January 7, 2018, the Aydin case was consolidated into the Consolidated Action.
On December 22, 2017, the lead plaintiff in the Consolidated Action filed its fourth amended complaint, which asserted substantially the same claims as its third amended complaint for an expanded class period of August 28, 2013, through December 1, 2017. On January 26, 2017, the defendants moved to dismiss the fourth amended complaint. This motion was fully briefed as of March 9, 2018.
On March 20, 2018, the Court granted the lead plaintiff leave to file a fifth amended complaint. On March 22, 2018, the lead plaintiff in the Consolidated Action filed its fifth amended complaint which asserts substantially the same claims as its fourth amended complaint for an expanded class period of August 29, 2013, through March 13, 2018. The prior motion to dismiss was denied as moot. The defendants will file a new motion to dismiss the fifth amended complaint by March 30, 2018.
Derivative Action
On September 1, 2017, Josanne Aungst filed a putative shareholder derivative action entitled Aungst v. Light, et al., No. CV-2017-3665, in the Court of Common Pleas for Summit County Ohio. The complaint in this action, which purports to have been brought by Ms. Aungst on behalf of the Company, names certain current and former directors and officers of the Company as defendants and alleges claims for breach of fiduciary duty, abuse of control, and gross mismanagement.  The complaint challenges certain public disclosures and conduct relating to the allegations that were raised by the claimants in the Arbitration. The complaint also alleges that the Company’s share price was artificially inflated as a result of alleged misrepresentations and omissions. The complaint seeks money damages on behalf of the Company, changes to the Company’s corporate governance, and other equitable relief, as well as plaintiff’s legal fees and costs. The defendants’ motion to dismiss the complaint is fully briefed and awaiting decision.
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
Signet is currently unable to predict the timing or outcome of the NORA process or NYAG investigation. Signet continues to believe that its acts and practices relating to the matters under investigation are lawful and, as such, has concluded the possibility of an unfavorable outcome was remote as of February 3, 2018.
In the ordinary course of business, Signet may be subject, from time to time, to various other proceedings, lawsuits, disputes or claims incidental to its business, which the Company believes are not significant to Signet’s consolidated financial position, results of operations or cash flows.
27. Condensed consolidating financial information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” We and certain of our subsidiaries have guaranteed the obligations under certain debt securities that have been issued by Signet UK Finance plc. The following presents the condensed consolidating financial information for: (i) the indirect Parent Company (Signet Jewelers Limited); (ii) the Issuer of the guaranteed obligations (Signet UK Finance plc); (iii) the Guarantor subsidiaries, on a combined basis; (iv) the non-guarantor subsidiaries, on a combined basis; (v) consolidating eliminations; and (vi) Signet Jewelers Limited and Subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The Guarantor subsidiaries, along with Signet Jewelers Limited, will fully and unconditionally guarantee the obligations of Signet UK Finance plc under any such debt securities. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.
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

Condensed Consolidating Income Statement
For the 53 week period ended February 3, 2018

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$5,866.6	$386.4	$—	$6,253.0
Cost of sales	—	—	(3,926.6)	(136.4)	—	(4,063.0)
Gross margin	—	—	1,940.0	250.0	—	2,190.0
Selling, general and administrative expenses	(1.9)	—	(1,738.2)	(132.1)	—	(1,872.2)
Credit transaction, net	—	—	1.3	—	—	1.3
Other operating income, net	0.1	—	260.3	0.4	—	260.8
Operating (loss) income	(1.8)	—	463.4	118.3	—	579.9
Intra-entity interest income (expense)	—	18.8	(190.2)	171.4	—	—
Interest expense, net	—	(19.9)	(21.6)	(11.2)	—	(52.7)
(Loss) income before income taxes	(1.8)	(1.1)	251.6	278.5	—	527.2
Income taxes	—	0.2	(21.3)	13.2	—	(7.9)
Equity in income of subsidiaries	521.1	—	229.6	233.1	(983.8)	—
Net income (loss)	519.3	(0.9)	459.9	524.8	(983.8)	519.3
Dividends on redeemable convertible preferred shares	(32.9)	—	—	—	—	(32.9)
Net income (loss) attributable to common shareholders	$486.4	$(0.9)	$459.9	$524.8	$(983.8)	$486.4

Condensed Consolidating Income Statement
For the 52 week period ended January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$6,141.9	$266.5	$—	$6,408.4
Cost of sales	—	—	(3,997.2)	(50.4)	—	(4,047.6)
Gross margin	—	—	2,144.7	216.1	—	2,360.8
Selling, general and administrative expenses	(1.3)	—	(1,775.1)	(103.8)	—	(1,880.2)
Other operating income, net	—	—	293.8	(11.2)	—	282.6
Operating (loss) income	(1.3)	—	663.4	101.1	—	763.2
Intra-entity interest income (expense)	—	18.8	(188.4)	169.6	—	—
Interest expense, net	—	(19.8)	(16.6)	(13.0)	—	(49.4)
(Loss) income before income taxes	(1.3)	(1.0)	458.4	257.7	—	713.8
Income taxes	—	0.2	(175.1)	4.3	—	(170.6)
Equity in income of subsidiaries	544.5	—	276.4	295.7	(1,116.6)	—
Net income (loss)	543.2	(0.8)	559.7	557.7	(1,116.6)	543.2
Dividends on redeemable convertible preferred shares	(11.9)	—	—	—	—	(11.9)
Net income (loss) attributable to common shareholders	$531.3	$(0.8)	$559.7	$557.7	$(1,116.6)	$531.3

Condensed Consolidating Income Statement
For the 52 week period ended January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$6,444.8	$105.4	$—	$6,550.2
Cost of sales	—	—	(4,089.3)	(20.5)	—	(4,109.8)
Gross margin	—	—	2,355.5	84.9	—	2,440.4
Selling, general and administrative expenses	(2.2)	—	(1,942.7)	(42.7)	—	(1,987.6)
Other operating income, net	—	—	254.8	(3.9)	—	250.9
Operating (loss) income	(2.2)	—	667.6	38.3	—	703.7
Intra-entity interest income (expense)	—	18.8	(186.0)	167.2	—	—
Interest expense, net	—	(19.9)	(14.8)	(11.2)	—	(45.9)
(Loss) income before income taxes	(2.2)	(1.1)	466.8	194.3	—	657.8
Income taxes	—	0.2	(192.7)	2.6	—	(189.9)
Equity in income of subsidiaries	470.1	—	281.4	293.9	(1,045.4)	—
Net income (loss)	467.9	(0.9)	555.5	490.8	(1,045.4)	467.9
Dividends on redeemable convertible preferred shares	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$467.9	$(0.9)	$555.5	$490.8	$(1,045.4)	$467.9

Condensed Consolidating Statement of Comprehensive Income
For the 53 week period ended February 3, 2018

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$519.3	$(0.9)	$459.9	$524.8	$(983.8)	$519.3
Other comprehensive (loss) income:
Foreign currency translation adjustments	50.9	—	50.2	0.7	(50.9)	50.9
Available-for-sale securities:
Unrealized gain (loss)	0.3	—	—	0.3	(0.3)	0.3
Cash flow hedges:
Unrealized gain (loss)	1.8	—	1.8	—	(1.8)	1.8
Reclassification adjustment for losses to net income	(3.5)	—	(3.5)	—	3.5	(3.5)
Pension plan:
Actuarial gain (loss)	—	—	—	—	—	—
Reclassification adjustment to net income for amortization of actuarial losses	2.2	—	2.2	—	(2.2)	2.2
Prior service costs	(0.5)	—	(0.5)	—	0.5	(0.5)
Reclassification adjustment to net income for amortization of net prior service credits	(1.1)	—	(1.1)	—	1.1	(1.1)
Net curtailment gain and settlement loss	(3.0)	—	(3.0)	—	3.0	(3.0)
Total other comprehensive (loss) income	47.1	—	46.1	1.0	(47.1)	47.1
Total comprehensive income (loss)	$566.4	$(0.9)	$506.0	$525.8	$(1,030.9)	$566.4

Condensed Consolidating Statement of Comprehensive Income
For the 52 week period ended January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$543.2	$(0.8)	$559.7	$557.7	$(1,116.6)	$543.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(25.6)	—	(31.2)	5.6	25.6	(25.6)
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	—	—	—
Cash flow hedges:
Unrealized gain (loss)	6.9	—	6.9	—	(6.9)	6.9
Reclassification adjustment for losses to net income	(0.6)	—	(0.6)	—	0.6	(0.6)
Pension plan:
Actuarial gain (loss)	(13.6)	—	(13.6)	—	13.6	(13.6)
Reclassification adjustment to net income for amortization of actuarial losses	1.2	—	1.2	—	(1.2)	1.2
Prior service costs	(0.4)	—	(0.4)	—	0.4	(0.4)
Reclassification adjustment to net income for amortization of net prior service credits	(1.5)	—	(1.5)	—	1.5	(1.5)
Total other comprehensive (loss) income	(33.6)	—	(39.2)	5.6	33.6	(33.6)
Total comprehensive income (loss)	$509.6	$(0.8)	$520.5	$563.3	$(1,083.0)	$509.6

Condensed Consolidating Statement of Comprehensive Income
For the 52 week period ended January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$467.9	$(0.9)	$555.5	$490.8	$(1,045.4)	$467.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	(40.2)	—	(44.8)	4.6	40.2	(40.2)
Available-for-sale securities:
Unrealized gain (loss)	(0.4)	—	—	(0.4)	0.4	(0.4)
Cash flow hedges:
Unrealized gain (loss)	(11.8)	—	(11.8)	—	11.8	(11.8)
Reclassification adjustment for losses to net income	3.5	—	3.5	—	(3.5)	3.5
Pension plan:
Actuarial gain (loss)	10.9	—	10.9	—	(10.9)	10.9
Reclassification adjustment to net income for amortization of actuarial losses	2.7	—	2.7	—	(2.7)	2.7
Prior service costs	(0.5)	—	(0.5)	—	0.5	(0.5)
Reclassification adjustment to net income for amortization of net prior service credits	(1.7)	—	(1.7)	—	1.7	(1.7)
Total other comprehensive (loss) income	(37.5)	—	(41.7)	4.2	37.5	(37.5)
Total comprehensive income (loss)	$430.4	$(0.9)	$513.8	$495.0	$(1,007.9)	$430.4

Condensed Consolidating Balance Sheet
February 3, 2018

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$0.1	$150.5	$72.8	$—	$225.1
Accounts receivable, net	—	—	692.5	—	—	692.5
Intra-entity receivables, net	—	2.9	—	166.9	(169.8)	—
Other receivables	—	—	62.0	25.2	—	87.2
Other current assets	—	—	154.4	3.8	—	158.2
Income taxes	—	—	2.6	—	—	2.6
Inventories	—	—	2,201.3	79.2	—	2,280.5
Total current assets	1.7	3.0	3,263.3	347.9	(169.8)	3,446.1
Non-current assets:
Property, plant and equipment, net	—	—	870.1	7.8	—	877.9
Goodwill	—	—	516.4	305.3	—	821.7
Intangible assets, net	—	—	410.9	70.6	—	481.5
Investment in subsidiaries	3,150.2	—	1,163.6	606.0	(4,919.8)	—
Intra-entity receivables, net	—	400.0	—	2,859.0	(3,259.0)	—
Other assets	—	—	140.1	31.1	—	171.2
Deferred tax assets	—	—	1.3	0.1	—	1.4
Retirement benefit asset	—	—	39.8	—	—	39.8
Total assets	$3,151.9	$403.0	$6,405.5	$4,227.8	$(8,348.6)	$5,839.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$44.7	$—	$—	$44.0
Accounts payable	—	—	202.2	34.8	—	237.0
Intra-entity payables, net	11.3	—	158.5	—	(169.8)	—
Accrued expenses and other current liabilities	27.2	2.4	397.5	20.9	—	448.0
Deferred revenue	—	—	276.2	12.4	—	288.6
Income taxes	—	(0.2)	36.7	(16.9)	—	19.6
Total current liabilities	38.5	1.5	1,115.8	51.2	(169.8)	1,037.2
Non-current liabilities:
Long-term debt	—	395.2	293.0	—	—	688.2
Intra-entity payables, net	—	—	3,259.0	—	(3,259.0)	—
Other liabilities	—	—	233.0	6.6	—	239.6
Deferred revenue	—	—	668.9	—	—	668.9
Deferred tax liabilities	—	—	76.7	15.6	—	92.3
Total liabilities	38.5	396.7	5,646.4	73.4	(3,428.8)	2,726.2
Series A redeemable convertible preferred shares	613.6	—	—	—	—	613.6
Total shareholders’ equity	2,499.8	6.3	759.1	4,154.4	(4,919.8)	2,499.8
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$3,151.9	$403.0	$6,405.5	$4,227.8	$(8,348.6)	$5,839.6

Condensed Consolidating Balance Sheet
January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$0.1	$70.3	$26.6	$—	$98.7
Accounts receivable, net	—	—	1,858.0	—	—	1,858.0
Intra-entity receivables, net	12.7	—	145.1	—	(157.8)	—
Other receivables	—	—	71.1	24.8	—	95.9
Other current assets	—	—	131.4	4.9	—	136.3
Income taxes	—	—	4.4	—	—	4.4
Inventories	—	—	2,371.8	77.5	—	2,449.3
Total current assets	14.4	0.1	4,652.1	133.8	(157.8)	4,642.6
Non-current assets:
Property, plant and equipment, net	—	—	818.5	4.4	—	822.9
Goodwill	—	—	514.0	3.6	—	517.6
Intangible assets, net	—	—	417.0	—	—	417.0
Investment in subsidiaries	3,117.6	—	721.6	590.9	(4,430.1)	—
Intra-entity receivables, net	—	402.9	—	3,647.1	(4,050.0)	—
Other assets	—	—	134.8	30.3	—	165.1
Deferred tax assets	—	—	0.6	0.1	—	0.7
Retirement benefit asset	—	—	31.9	—	—	31.9
Total assets	$3,132.0	$403.0	$7,290.5	$4,410.2	$(8,637.9)	$6,597.8
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$91.8	$—	$—	$91.1
Accounts payable	—	—	248.2	7.5	—	255.7
Intra-entity payables, net	—	—	—	157.8	(157.8)	—
Accrued expenses and other current liabilities	29.9	2.5	429.2	16.6	—	478.2
Deferred revenue	—	—	275.5	1.4	—	276.9
Income taxes	—	(0.2)	115.5	(13.5)	—	101.8
Total current liabilities	29.9	1.6	1,160.2	169.8	(157.8)	1,203.7
Non-current liabilities:
Long-term debt	—	394.3	323.6	600.0	—	1,317.9
Intra-entity payables, net	—	—	4,050.0	—	(4,050.0)	—
Other liabilities	—	—	208.7	5.0	—	213.7
Deferred revenue	—	—	659.0	—	—	659.0
Deferred tax liabilities	—	—	101.4	—	—	101.4
Total liabilities	29.9	395.9	6,502.9	774.8	(4,207.8)	3,495.7
Series A redeemable convertible preferred shares	611.9	—	—	—	—	611.9
Total shareholders’ equity	2,490.2	7.1	787.6	3,635.4	(4,430.1)	2,490.2
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$3,132.0	$403.0	$7,290.5	$4,410.2	$(8,637.9)	$6,597.8

Condensed Consolidating Statement of Cash Flows
For the 53 week period ended February 3, 2018

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$767.8	$(0.1)	$1,856.7	$586.0	$(1,269.9)	$1,940.5
Investing activities
Purchase of property, plant and equipment	—	—	(236.3)	(1.1)	—	(237.4)
Investment in subsidiaries	(219.9)	—	(25.0)	—	244.9	—
Purchase of available-for-sale securities	—	—	—	(2.4)	—	(2.4)
Proceeds from available-for-sale securities	—	—	—	2.2	—	2.2
Acquisition of R2Net, net of cash acquired	—	—	(331.8)	—	—	(331.8)
Net cash (used in) provided by investing activities	(219.9)	—	(593.1)	(1.3)	244.9	(569.4)
Financing activities
Dividends paid on common shares	(76.5)	—	—	—	—	(76.5)
Dividends paid on redeemable convertible preferred shares	(34.7)	—	—	—	—	(34.7)
Intra-entity dividends paid	—	—	(800.0)	(469.9)	1,269.9	—
Repurchase of common shares	(460.0)	—	—	—	—	(460.0)
Proceeds from issuance of common shares	0.3	—	219.9	25.0	(244.9)	0.3
Net settlement of equity based awards	(2.9)	—	—	—	—	(2.9)
Proceeds from term loan	—	—	350.0	—	—	350.0
Repayments of term loan	—	—	(372.3)	—	—	(372.3)
Proceeds from securitization facility	—	—	—	1,745.9	—	1,745.9
Repayment of securitization facility	—	—	—	(2,345.9)	—	(2,345.9)
Proceeds from revolving credit facility	—	—	814.0	—	—	814.0
Repayments of revolving credit facility	—	—	(870.0)	—	—	(870.0)
Payment of debt issuance costs	—	—	(1.4)	—	—	(1.4)
Proceeds from (repayment of) short-term borrowings	—	—	(0.1)	—	—	(0.1)
Intra-entity activity, net	25.9	0.1	(532.2)	506.2	—	—
Net cash (used in) provided by financing activities	(547.9)	0.1	(1,192.1)	(538.7)	1,025.0	(1,253.6)
Cash and cash equivalents at beginning of period	1.7	0.1	70.3	26.6	—	98.7
Increase (decrease) in cash and cash equivalents	—	—	71.5	46.0	—	117.5
Effect of exchange rate changes on cash and cash equivalents	—	—	8.7	0.2	—	8.9
Cash and cash equivalents at end of period	$1.7	$0.1	$150.5	$72.8	$—	$225.1

Condensed Consolidating Statement of Cash Flows
For the 52 week period ended January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,057.9	$0.1	$724.8	$525.6	$(1,630.1)	$678.3
Investing activities
Purchase of property, plant and equipment	—	—	(277.9)	(0.1)	—	(278.0)
Investment in subsidiaries	(610.0)	—	—	—	610.0	—
Purchase of available-for-sale securities	—	—	—	(10.4)	—	(10.4)
Proceeds from available-for-sale securities	—	—	—	10.0	—	10.0
Net cash (used in) provided by investing activities	(610.0)	—	(277.9)	(0.5)	610.0	(278.4)
Financing activities
Dividends paid on common shares	(75.6)	—	—	—	—	(75.6)
Intra-entity dividends paid	—	—	(730.0)	(900.1)	1,630.1	—
Repurchase of common shares	(1,000.0)	—	—	—	—	(1,000.0)
Proceeds from issuance of common shares	2.1	—	610.0	—	(610.0)	2.1
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	611.3	—	—	—	—	611.3
Net settlement of equity based awards	(4.9)	—	—	—	—	(4.9)
Excess tax benefit from exercise of share awards	—	—	2.4	—	—	2.4
Repayments of term loan	—	—	(16.4)	—	—	(16.4)
Proceeds from securitization facility	—	—	—	2,404.1	—	2,404.1
Repayment of securitization facility	—	—	—	(2,404.1)	—	(2,404.1)
Proceeds from revolving credit facility	—	—	1,270.0	—	—	1,270.0
Repayments of revolving credit facility	—	—	(1,214.0)	—	—	(1,214.0)
Payment of debt issuance costs	—	—	(2.1)	(0.6)	—	(2.7)
Principal payments under capital lease obligations	—	—	(0.2)	—	—	(0.2)
Proceeds from (repayment of) short-term borrowings	—	—	(10.2)	—	—	(10.2)
Intra-entity activity, net	19.0	(0.1)	(386.6)	367.7	—	—
Net cash (used in) provided by financing activities	(448.1)	(0.1)	(477.1)	(533.0)	1,020.1	(438.2)
Cash and cash equivalents at beginning of period	1.9	0.1	102.0	33.7	—	137.7
Increase (decrease) in cash and cash equivalents	(0.2)	—	(30.2)	(7.9)	—	(38.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	0.8	—	(0.7)
Cash and cash equivalents at end of period	$1.7	$0.1	$70.3	$26.6	$—	$98.7

Condensed Consolidating Statement of Cash Flows
For the 52 week period ended January 30, 2016

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$98.6	$(0.1)	$325.7	$215.0	$(195.9)	$443.3
Investing activities
Purchase of property, plant and equipment	—	—	(225.9)	(0.6)	—	(226.5)
Investment in subsidiaries	—	—	(0.3)	—	0.3	—
Purchase of available-for-sale securities	—	—	—	(6.2)	—	(6.2)
Proceeds from available-for-sale securities	—	—	—	4.0	—	4.0
Net cash (used in) provided by investing activities	—	—	(226.2)	(2.8)	0.3	(228.7)
Financing activities
Dividends paid on common shares	(67.1)	—	—	—	—	(67.1)
Intra-entity dividends paid	—	—	(149.3)	(46.6)	195.9	—
Repurchase of common shares	(130.0)	—	—	—	—	(130.0)
Proceeds from issuance of common shares	5.0	0.3	—	—	(0.3)	5.0
Net settlement of equity based awards	(8.3)	—	—	—	—	(8.3)
Excess tax benefit from exercise of share awards	—	—	6.9	—	—	6.9
Repayments of term loan	—	—	(25.0)	—	—	(25.0)
Proceeds from securitization facility	—	—	—	2,303.9	—	2,303.9
Repayment of securitization facility	—	—	—	(2,303.9)	—	(2,303.9)
Proceeds from revolving credit facility	—	—	316.0	—	—	316.0
Repayments of revolving credit facility	—	—	(316.0)	—	—	(316.0)
Principal payments under capital lease obligations	—	—	(1.0)	—	—	(1.0)
Proceeds from (repayment of) short-term borrowings	—	—	(47.1)	—	—	(47.1)
Intra-entity activity, net	101.6	(0.2)	54.9	(156.3)	—	—
Net cash (used in) provided by financing activities	(98.8)	0.1	(160.6)	(202.9)	195.6	(266.6)
Cash and cash equivalents at beginning of period	2.1	0.1	166.5	24.9	—	193.6
Increase (decrease) in cash and cash equivalents	(0.2)	—	(61.1)	9.3	—	(52.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.4)	(0.5)	—	(3.9)
Cash and cash equivalents at end of period	$1.9	$0.1	$102.0	$33.7	$—	$137.7

QUARTERLY FINANCIAL INFORMATION—UNAUDITED
The sum of the quarterly earnings per share data may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2018 Quarters ended
(in millions, except per share amounts)	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
Sales	$1,403.4	$1,399.6	$1,156.9	$2,293.1
Gross margin	491.2	457.9	321.1	919.8
Net income (loss) attributable to common shareholders	70.3	85.2	(12.1)	343.0
Earnings (loss) per common share:
Basic	$1.03	$1.34	$(0.20)	$5.70
Diluted	$1.03	$1.33	$(0.20)	$5.24

	Fiscal 2017 Quarters ended
(in millions, except per share amounts)	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Sales	$1,578.9	$1,373.4	$1,186.2	$2,269.9
Gross margin	600.4	464.9	350.0	945.5
Net income (loss) attributable to common shareholders	146.8	81.9	14.8	287.8
Earnings (loss) per common share:
Basic	$1.87	$1.06	$0.20	$4.17
Diluted	$1.87	$1.06	$0.20	$3.92

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
Based on their evaluation of Signet’s disclosure controls and procedures, as of February 3, 2018 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of February 3, 2018.
Our independent registered public accountants, KPMG LLP, audited the consolidated financial statements of Signet for Fiscal 2018 and have also audited the effectiveness of internal control over financial reporting as of February 3, 2018. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended February 3, 2018 that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, executive officers and corporate governance may be found under the captions “Election of Directors and Board of Directors and Corporate Governance” in our definitive proxy statement for our 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2018 Proxy Statement set forth under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee” is incorporated herein by reference.
The Company has a policy on business integrity, as well as more detailed guidance and regulations as part of its staff orientation, training and operational procedures. These policies include the Code of Conduct, which is applicable to all Directors, officers and employees as required by NYSE listing rules, and the Code of Ethics for Senior Officers, which applies to the Chairman, CEO, Directors and other senior officers. Copies of these codes are available on request from the Chief Governance Officer & Corporate Secretary and may be downloaded from www.signetjewelers.com/ethics. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for Senior Officers for the Company’s principal executive officer, principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, by posting such information on its website.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation” and “Director Compensation,” in the 2018 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2018 Proxy Statement set forth under the captions “Shareholders Who Beneficially Own At Least Five Percent of the Common Shares,” “Ownership by Directors, Director Nominees and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2018 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Persons” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the 2018 Proxy Statement set forth under the caption “Appointment of Independent Auditor” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE

(1) The following consolidated financial statements are included in Item 8:

Consolidated income statements for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016	72

Consolidated statements of comprehensive income for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016	73

Consolidated balance sheets as of February 3, 2018 and January 28, 2017	74

Consolidated statements of cash flows for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016	75

Consolidated statements of shareholders’ equity for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016	77

Notes to the consolidated financial statements	78

(2) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Number	Description of Exhibits
2.1
Agreement and Plan of Merger dated February 19, 2014 by and among Signet Jewelers Limited, Carat Merger Sub, Inc. and Zale Corporation (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Zale Corporation on February 19, 2014).

2.2
Agreement and Plan of Merger, by and among Sterling Jewelers Inc., Signet Jewelers Ltd., Aquarius Sub Inc., R2Net Inc., and the Seller’s Representative, dated August 23, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 24, 2017).

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

4.4
Administration Agreement dated as of November 2, 2001 between Sterling Jewelers Receivables Master Note Trust, as issuer, and Sterling Jewelers Inc., as administrator (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed May 21, 2014).

4.5
Certificate of Designation of Series A Convertible Preference Shares, Par Value $0.01 Per Share, of Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 3, 2016).

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

10.3
Sale and Purchase Agreement, by and among Sterling Jewelers Inc. and Comenity Bank, dated May 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2017).

10.4
Credit Card Program Agreement, by and among Sterling Jewelers Inc. and Comenity Bank, dated May 25, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2017).

10.5
Receivables Sale and Purchase Agreement, by and among Sterling Jewelers Inc., Zale Delaware, Inc., Signet Jewelers Limited and CVI SGP Acquisition Trust, dated March 12, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 14, 2018).

10.6
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

10.7†	Termination Protection Agreement between Sterling Jewelers Inc. and Mark S. Light (incorporated by reference to Exhibit 10.1 to the Company’s Current Form on Form 8-K filed October 20, 2015).

Number	Description of Exhibits
10.8†	Termination Protection Agreement between Sterling Jewelers Inc. and Michele Santana (incorporated by reference to Exhibit 10.2 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.9†	Termination Protection Agreement between Sterling Jewelers Inc. and Steven J. Becker (incorporated by reference to Exhibit 10.3 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.10†	Termination Protection Agreement between Sterling Jewelers Inc. and Edward Hrabak (incorporated by reference to Exhibit 10.4 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.11†	Termination Protection Agreement between Sterling Jewelers Inc. and George Murray (incorporated by reference to Exhibit 10.5 to the Company’s Current Form on Form 8-K filed October 20, 2015).

10.12†	Separation Agreement dated January 29, 2017 between Sterling Jewelers Inc. and Ed Hrabak (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 16, 2017).

10.13†
Separation and Release Agreement, dated July 27, 2017 between Signet Jewelers Ltd. and Bryan Morgan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 29, 2017).

10.14†
Separation and Release Agreement, dated July 15, 2017 between Signet Jewelers Ltd. and Mark Light (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 17, 2017).

10.15†
Termination Protection Agreement dated September 26, 2017 between Sterling Jewelers Inc. and Virginia Drosos (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed December 1, 2017).

10.16†	Rules of the Signet Group 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 20-F filed May 4, 2006).

10.17†	Signet Jewelers Limited Rules of the Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.18†
Signet Jewelers Limited Rules of the Irish Sharesave Scheme (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.19†	Signet Jewelers Limited US Stock Option Plan 2008 (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

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

10.22†	Rules of the Signet Group plc Sharesave Scheme (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.23†
Rules of the Signet Group plc Sharesave Scheme (The Republic of Ireland) (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.24†	Signet Group plc International Share Option Plan 2003 (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

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

10.27†
Signet Group plc US Share Option Plan 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-134192)).

10.28†
Signet Group plc 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-12304)).

Number	Description of Exhibits
10.29†
Signet Group plc 1993 Executive Share Option Scheme (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-8964)).

10.30†	Signet Jewelers Limited Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.31†
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

10.33†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2012).

10.34†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.35
Investment Agreement, dated as of August 24, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, L.P. and Green Equity Investors Side VI, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2016).

10.36
Shareholders’ Agreement by and among Signet Jewelers Limited, Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, dated as of October 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2016).

10.37
Registration Rights Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, LP, Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2016).

10.38
Accelerated Share Repurchase Master Confirmation Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 29, 2016).

10.39
Accelerated Share Repurchase Supplemental Confirmation Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 29, 2016).

10.40*	Amendment to Confidential Separation and Release Agreement, dated March 1, 2018 between Sterling Jewelers Inc. and Mark Light.

10.41*	Termination Protection Agreement, dated January 29, 2017 between Sterling Jewelers Inc. and Sebastian Hobbs.

10.42*	Personal Employment Agreement, dated August 23, 2017 between R2Net Israel Ltd. and Oded Edelman.

12.1*	Ratio of earnings to fixed charges.

21.1*	Subsidiaries of Signet Jewelers Limited.

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description of Exhibits
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	April 2, 2018	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

April 2, 2018	By:	/s/ Virginia C. Drosos	Chief Executive Officer (Principal Executive Officer and Director)
Virginia C. Drosos

April 2, 2018	By:	/s/ Michele L. Santana	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michele L. Santana

April 2, 2018	By:	/s/ H. Todd Stitzer	Chairman of the Board
H. Todd Stitzer

April 2, 2018	By:	/s/ Marianne Miller Parrs	Director
Marianne Miller Parrs

April 2, 2018	By:	/s/ Thomas G. Plaskett	Director
Thomas G. Plaskett

April 2, 2018	By:	/s/ Russell Walls	Director
Russell Walls

April 2, 2018	By:	/s/ Helen E. McCluskey	Director
Helen E. McCluskey

April 2, 2018	By:	/s/ Eugenia M. Ulasewicz	Director
Eugenia M. Ulasewicz

April 2, 2018	By:	/s/ R. Mark Graf	Director
R. Mark Graf

April 2, 2018	By:	/s/ Jonathan Sokoloff	Director
Jonathan Sokoloff

April 2, 2018	By:	/s/ Brian Tilzer	Director
Brian Tilzer

April 2, 2018	By:		Director
Sharon L. McCollam

April 2, 2018	By:		Director
Nancy A. Reardon