Form 10-Q
period 2018-05-05
SIGNET JEWELERS LTD
filed 2018-06-12
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended May 5, 2018 or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Shares, $0.18 par value, 59,203,161 shares as of June 6, 2018

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	May 5, 2018	April 29, 2017	Notes
Sales	$1,480.6	$1,403.4	6
Cost of sales	(995.8)	(912.2)
Gross margin	484.8	491.2
Selling, general and administrative expenses	(482.8)	(452.8)
Credit transaction, net	(143.1)	—	4
Restructuring charges	(6.5)	—	7
Goodwill and intangible impairments	(448.7)	—	15
Other operating income, net	22.1	76.9
Operating (loss) income	(574.2)	115.3	6
Interest expense, net	(8.9)	(12.6)
Other non-operating income	0.6	—
(Loss) income before income taxes	(582.5)	102.7
Income taxes	85.9	(24.2)	12
Net (loss) income	$(496.6)	$78.5
Dividends on redeemable convertible preferred shares	(8.2)	(8.2)	9
Net (loss) income attributable to common shareholders	$(504.8)	$70.3

(Loss) earnings per common share:
Basic	$(8.48)	$1.03	10
Diluted	$(8.48)	$1.03	10
Weighted average common shares outstanding:
Basic	59.5	68.1	10
Diluted	59.5	68.2	10

Dividends declared per common share	$0.37	$0.31	9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	May 5, 2018			April 29, 2017
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$(496.6)			$78.5
Other comprehensive income (loss):
Foreign currency translation adjustments	$(21.7)	$—	(21.7)	$0.5	$—	0.5
Available-for-sale securities:
Unrealized (loss) gain (1)	(0.2)	—	(0.2)	0.3	(0.1)	0.2
Impact from adoption of new accounting pronouncements (2)	(1.1)	0.3	(0.8)	—	—	—
Cash flow hedges:
Unrealized gain	1.9	(0.4)	1.5	4.5	(1.8)	2.7
Reclassification adjustment for (gains) losses to net income	(0.5)	0.2	(0.3)	(1.9)	0.5	(1.4)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.3	—	0.3	0.7	(0.1)	0.6
Reclassification adjustment to net income for amortization of net prior service credits	(0.1)	—	(0.1)	(0.4)	0.1	(0.3)
Total other comprehensive income (loss)	$(21.4)	$0.1	$(21.3)	$3.7	$(1.4)	$2.3
Total comprehensive income			$(517.9)			$80.8

(1)
During the 13 weeks ended May 5, 2018, amount represents unrealized losses related to the Company’s available-for-sale debt securities. During the 13 weeks ended April 29, 2017, amount represents unrealized gains related to the Company’s available-for-sale debt and equity securities.

(2)
Adjustment reflects the reclassification of unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	May 5, 2018	February 3, 2018	April 29, 2017	Notes
Assets
Current assets:
Cash and cash equivalents	$153.9	$225.1	$99.7
Accounts receivable, held for sale	484.6	—	—	4
Accounts receivable, net	6.8	692.5	1,726.3	13
Other receivables	83.6	87.2	88.6
Other current assets	153.2	158.2	159.0
Income taxes	55.2	2.6	1.8
Inventories	2,429.0	2,280.5	2,432.4	14
Total current assets	3,366.3	3,446.1	4,507.8
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,227.3, $1,197.6 and $1,093.9, respectively	847.2	877.9	829.8
Goodwill	509.1	821.7	516.1	15
Intangible assets, net	343.2	481.5	411.9	15
Other assets	167.0	171.2	165.1
Deferred tax assets	0.8	1.4	0.6
Retirement benefit asset	39.3	39.8	33.9
Total assets	$5,272.9	$5,839.6	$6,465.2
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$72.3	$44.0	$131.5	18
Accounts payable	287.5	237.0	177.8
Accrued expenses and other current liabilities	463.7	448.0	400.3
Deferred revenue	284.9	288.6	272.1	3
Income taxes	—	19.6	34.2
Total current liabilities	1,108.4	1,037.2	1,015.9
Non-current liabilities:
Long-term debt	679.7	688.2	1,311.6	18
Other liabilities	236.5	239.6	206.2
Deferred revenue	667.5	668.9	658.6	3
Deferred tax liabilities	74.2	92.3	117.2
Total liabilities	2,766.3	2,726.2	3,309.5
Commitments and contingencies				21
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (February 3, 2018 and April 29, 2017: 0.625 shares outstanding)	614.0	613.6	612.3	8
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 59.2 shares outstanding (February 3, 2018: 60.5 outstanding; April 29, 2017: 68.4 outstanding)	15.7	15.7	15.7
Additional paid-in capital	281.4	290.2	278.4
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 28.0 shares (February 3, 2018: 26.7 shares; April 29, 2017: 18.8 shares)	(1,992.2)	(1,942.1)	(1,488.6)	9
Retained earnings	3,869.2	4,396.2	4,042.9
Accumulated other comprehensive loss	(281.9)	(260.6)	(305.4)	11
Total shareholders’ equity	1,892.6	2,499.8	2,543.4
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$5,272.9	$5,839.6	$6,465.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	May 5, 2018	April 29, 2017
Cash flows from operating activities
Net (loss) income	$(496.6)	$78.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	49.8	50.0
Amortization of unfavorable leases and contracts	(2.0)	(4.6)
Pension benefit	(0.3)	—
Share-based compensation	1.8	2.7
Deferred taxation	(18.8)	15.8
Credit transaction, net	141.0	—
Goodwill and intangible impairments	448.7	—
Amortization of debt discount and issuance costs	0.4	0.6
Other non-cash movements	(0.1)	1.3
Changes in operating assets and liabilities:
Decrease in accounts receivable held for investment	40.4	132.0
Decrease in accounts receivable held for sale	19.5	—
Decrease (increase) in other assets and other receivables	10.8	(14.6)
(Increase) decrease in inventories	(162.4)	17.7
Increase (decrease) in accounts payable	55.7	(74.0)
Increase (decrease) in accrued expenses and other liabilities	15.3	(77.7)
Decrease in deferred revenue	(4.3)	(4.9)
Decrease in income taxes payable	(70.3)	(65.2)
Pension plan contributions	(0.7)	(0.8)
Net cash provided by operating activities	27.9	56.8
Investing activities
Purchase of property, plant and equipment	(26.1)	(56.2)
Purchase of available-for-sale securities	(0.4)	(0.7)
Proceeds from sale of available-for-sale securities	1.1	0.3
Net cash used in investing activities	(25.4)	(56.6)
Financing activities
Dividends paid on common shares	(18.8)	(17.8)
Dividends paid on redeemable convertible preferred shares	(7.8)	(11.3)
Repurchase of common shares	(60.0)	—
Repayments of term loans	(6.7)	(4.5)
Proceeds from securitization facility	—	666.5
Repayments of securitization facility	—	(666.5)
Proceeds from revolving credit facility	40.0	128.0
Repayments of revolving credit facility	—	(121.0)
(Repayments of) proceeds from bank overdrafts	(13.9)	31.2
Other financing activities	(2.1)	(1.0)
Net cash (used in) provided by financing activities	(69.3)	3.6
Cash and cash equivalents at beginning of period	225.1	98.7
(Decrease) increase in cash and cash equivalents	(66.8)	3.8
Effect of exchange rate changes on cash and cash equivalents	(4.4)	(2.8)
Cash and cash equivalents at end of period	$153.9	$99.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 3, 2018	$15.7	$290.2	$0.4	$(1,942.1)	$4,396.2	$(260.6)	$2,499.8
Impact from adoption of new accounting pronouncements (1)	—	—	—	—	0.8	(0.8)	—
Net loss	—	—	—	—	(496.6)	—	(496.6)
Other comprehensive income	—	—	—	—	—	(20.5)	(20.5)
Dividends on common shares	—	—	—	—	(21.8)	—	(21.8)
Dividends on redeemable convertible preferred shares	—	—	—	—	(8.2)	—	(8.2)
Repurchase of common shares	—	—	—	(60.0)	—	—	(60.0)
Net settlement of equity based awards	—	(10.6)	—	9.9	(1.2)	—	(1.9)
Share-based compensation expense	—	1.8	—	—	—	—	1.8
Balance at May 5, 2018	$15.7	$281.4	$0.4	$(1,992.2)	$3,869.2	$(281.9)	$1,892.6

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI into beginning retained earnings associated with the adoption of ASU 2016-1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. During the first quarter of Fiscal 2019, the Company realigned its organizational structure. The new structure will allow for further integration of operational and product development processes and support growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the 13 weeks ended May 5, 2018, the Company identified three reportable segments as follows: North America, which consists of the legacy Sterling Jewelers and Zale division; International, which consists of the legacy UK Jewelry division; and Other. The “Other” reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 6 for additional discussion of the Company’s segments.
On September 12, 2017, the Company completed the acquisition of R2Net Inc., a Delaware corporation (“R2Net”). See Note 5 for additional information regarding the acquisition.
In October 2017, the Company, through its subsidiary Sterling Jewelers Inc. (“Sterling”), completed the sale of the prime-only quality portion of Sterling’s in-house finance receivable portfolio to Comenity Bank (“Comenity”). Additionally, during the first quarter of Fiscal 2019, the Company, through its subsidiary Sterling, entered into definitive agreements with CarVal Investors (“CarVal”) and Castlelake, L.P. (“Castlelake”) to sell all eligible non-prime in-house accounts receivable. See Note 4 for additional information regarding the transaction.
Signet’s sales are seasonal, with the fourth quarter accounting for almost 40% of annual sales, with December being by far the most important month of the year. The “Holiday Season” consists of results for the months of November and December. As a result, approximately 45% to 55% of Signet’s annual operating income normally occurs in the fourth quarter, comprised of approximately 40% to 45% of the annual operating income in North America and nearly all of the annual operating income in the International segment. In Fiscal 2019, the Company expects all of its annual operating income to be generated in the fourth quarter of Fiscal 2019 due to the timing and impacts of the Company’s strategic credit outsourcing and transformation initiatives.
Basis of preparation
The condensed consolidated financial statements of Signet are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC on April 2, 2018. Related to the new accounting pronouncement adoptions discussed in Note 2 and the change in segments disclosed in Note 6, Signet has reclassified certain prior year amounts in its consolidated financial statements and notes to the consolidated financial statements to conform to the current year presentation.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2019 and Fiscal 2018 refer to the 52 week period ending February 2, 2019 and the 53 week period ending February 3, 2018, respectively. Within these condensed consolidated financial statements, the first quarter of the relevant fiscal years 2019 and 2018 refer to the 13 weeks ended May 5, 2018 and April 29, 2017, respectively.

Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International segment and Canada as part of the North America segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within the condensed consolidated income statements.
See Note 11 for additional information regarding the Company’s foreign currency translation.
2. New accounting pronouncements
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
New accounting pronouncements adopted during the period
Revenue recognition
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
As a result of the adoption, the Company identified that the new standard required the Company to adjust its presentation related to customer trade-ins, accounting for returns reserves and treatment of the amortization of certain bonus and profit-sharing arrangements related to third-party credit card programs. After the adoption of ASU 2014-09, the fair value of customer trade-ins will be considered non-cash consideration when determining the transaction price, and therefore classified as revenue rather than its previous classification as a reduction to cost of goods sold. During the 13 weeks ended May 5, 2018, the recognition of this non-cash consideration resulted in an additional $24.5 million of revenue due to the adoption of ASU 2014-09. Also, the Company will record its current sales return reserve within separate refund liability and asset for recovery accounts within other current asset and liabilities, respectively. Further, subsequent amortization of certain signing bonuses and receipt of funds in connection with economic profit sharing arrangements will be recognized as a component of sales rather than as an offset to selling, general and administrative expense. The change in balance classification and change in amortization treatment were immaterial to the Company’s consolidated financial statements. See additional disclosure requirements within Note 3.
In addition to the pronouncement above, the following ASUs were adopted as of February 4, 2018. The impact on the Company's consolidated financial statements is described within the table below:

Standard	Description
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, issued January 2016.
Impacts accounting for equity investments and financial liabilities under the fair value option, as well as, the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments will generally be measured at fair value, with subsequent changes in fair value recognized in net income. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial position or results of operations. See immaterial presentation changes on the condensed consolidated balance sheet and income statements and adoption adjustment within Note 11.

ASU No. 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20), issued March 2016.
Addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. Liabilities related to the sale of prepaid stored-value products within the scope of this update are financial liabilities. The adoption of ASU 2016-04 did not have a material impact on the Company’s financial position or results of operations.

ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, issued January 2017.
Requires a single-step quantitative test to identify and measure goodwill impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. ASU No. 2017-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Signet early adopted this guidance in the first quarter of Fiscal 2019. The adoption of ASU 2017-04 did not have a material impact on the Company’s financial position or results of operations.

Standard	Description
ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, issued March 2017.
Requires entities to present the service cost component of the net periodic pension cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Entities will present the other components of net benefit cost separately from the service cost component and outside of operating profit within the income statement. In addition, only the service cost component will be eligible for capitalization in assets. The adoption of ASU 2017-07 did not have a material impact on the Company’s financial position or results of operations. See immaterial presentation changes on the condensed consolidated income statements.

New accounting pronouncements to be adopted in future periods
The Company is currently evaluating the impact on its financial statements of the following ASUs:

Standard	Description
ASU No. 2016-02, Leases (Topic 842), issued February 2016.
Requires the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Signet will adopt this guidance in the first quarter of our fiscal year ending February 1, 2020. Signet continues to evaluate available transition methodologies and assess the impact that adopting this guidance will have on the Company’s financial position or results of operations.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, issued June 2016.
Requires entities to measure and recognize expected credit losses for financial assets measured at amortized cost basis. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts of expected losses over the remaining contractual life that affect collectability. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted.

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, issued August 2017.
Expands the types of risk management strategies eligible for hedge accounting, refines the documentation and effectiveness assessment requirements and modifies the presentation and disclosure requirements for hedge accounting activities. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted.

3. Revenue recognition
The following tables provide the Company’s revenue, disaggregated by major product and channel, for the 13 weeks ended May 5, 2018 and April 29, 2017:

	13 weeks ended May 5, 2018				13 weeks ended April 29, 2017
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$617.9	$55.6	$—	$673.5	$562.9	$53.1	$—	$616.0
Fashion	461.1	25.9	—	487.0	450.9	25.8	—	476.7
Watches	52.2	39.1	—	91.3	51.5	36.5	—	88.0
Other(1)	216.6	8.1	4.1	228.8	209.1	7.1	6.5	222.7
Total sales	$1,347.8	$128.7	$4.1	$1,480.6	$1,274.4	$122.5	$6.5	$1,403.4

(1)	Other revenue primarily includes gift and other miscellaneous jewelery sales, repairs, warranty and other miscellaneous non-jewelry sales.

	13 weeks ended May 5, 2018				13 weeks ended April 29, 2017
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,213.7	$116.3	$4.1	$1,334.1	$1,203.3	$112.6	$6.5	$1,322.4
E-commerce(1)	134.1	12.4	—	146.5	71.1	9.9	—	81.0
Total sales	$1,347.8	$128.7	$4.1	$1,480.6	$1,274.4	$122.5	$6.5	$1,403.4

(1)
North America includes $53.3 million in the 13 weeks ended May 5, 2018 from James Allen which was acquired during the third quarter of Fiscal 2018. See Note 5 for additional information regarding the acquisition.

For the majority of the Company’s transactions, revenue is recognized when there is persuasive evidence of an arrangement, products have been delivered or services have been rendered, the sale price is fixed and determinable, and collectability is reasonably assured. The Company’s revenue streams and their respective accounting treatments are discussed below.
Merchandise sale and repairs
Store sales are recognized when the customer receives and pays for the merchandise at the store with cash, in-house customer finance, private label credit card programs, a third-party credit card or a lease purchase option. For online sales shipped to customers, sales are recognized at the estimated time the customer has received the merchandise. Amounts related to shipping and handling that are billed to customers are reflected in sales and the related costs are reflected in cost of sales. Revenues on the sale of merchandise are reported net of anticipated returns and sales tax collected. Returns are estimated based on previous return rates experienced. Any deposits received from a customer for merchandise are deferred and recognized as revenue when the customer receives the merchandise. Revenues derived from providing replacement merchandise on behalf of insurance organizations are recognized upon receipt of the merchandise by the customer. Revenues on repair of merchandise are recognized when the service is complete and the customer collects the merchandise at the store.
Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. Unamortized deferred selling costs as of May 5, 2018, February 3, 2018 and April 29, 2017 were as follows:

(in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Deferred ESP selling costs
Other current assets	$30.6	$30.9	$29.6
Other assets	89.2	89.5	86.7
Total deferred ESP selling costs	$119.8	$120.4	$116.3
The North America segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated pattern of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Based on an evaluation of historical claims data, management currently estimates that substantially all claims will be incurred within 17 years of the sale of the warranty contract.
The North America segment sells a Jewelry Replacement Plan (“JRP”). The JRP is designed to protect customers from damage or defects of purchased merchandise for a period of three years. If the purchased merchandise is defective or becomes damaged under normal use in that time period, the item will be replaced. JRP revenue is deferred and recognized on a straight-line basis over the period of expected claims costs.
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
Deferred revenue
Deferred revenue is comprised primarily of ESP and sale voucher promotions and other as follows:

(in millions)	May 5, 2018	February 3, 2018	April 29, 2017
ESP deferred revenue	$913.5	$916.1	$903.7
Voucher promotions and other	38.9	41.4	27.0
Total deferred revenue	$952.4	$957.5	$930.7

Disclosed as:
Current liabilities	$284.9	$288.6	$272.1
Non-current liabilities	667.5	668.9	658.6
Total deferred revenue	$952.4	$957.5	$930.7

	13 weeks ended
(in millions)	May 5, 2018	April 29, 2017
ESP deferred revenue, beginning of period	$916.1	$905.6
Plans sold(1)	96.0	96.6
Revenue recognized	(98.6)	(98.5)
ESP deferred revenue, end of period	$913.5	$903.7

(1)	Includes impact of foreign exchange translation.
4. Credit transaction, net
During Fiscal 2018, Signet announced a strategic initiative to outsource its North America private label credit card programs and sell the existing in-house finance receivables. Below is a summary of the transactions the Company has entered into as a result of this strategic initiative:
Fiscal 2018
In October 2017, Signet, through its subsidiary Sterling, completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity. The following events summarize the credit transaction:
Receivables reclassification: In the second quarter of Fiscal 2018, certain in-house finance receivables that met the criteria for sale to Comenity were reclassified from "held for investment" to "held for sale." Accordingly, the receivables were recorded at the lower of cost (par) or fair value, resulting in the reversal of the related allowance for credit losses.
Proceeds received: In October 2017, the Company received $952.5 million in cash consideration reflecting the par value of the receivables sold. In addition, the Company recognized a beneficial interest asset representing the present value of the cash flows the Company expects to receive under the economic profit sharing agreement related to the receivables sold.
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
Fiscal 2019
During March 2018, the Company, through its subsidiary Sterling, entered into a definitive agreement with CarVal to sell all eligible non-prime in-house accounts receivable. In May 2018, the Company exercised its option to appoint a minority party, Castlelake, to purchase 30% of the eligible receivables sold to CarVal under the Receivables Purchase Agreement. The accounts receivable will be sold at a price expressed as a percentage of the par value of the accounts receivable of 72% of par. The purchase price is expected to be settled with 95% received as cash upon closing and the remaining 5% deferred until the second anniversary of the closing date and subject to the non-prime in-house finance receivable portfolio achieving a pre-defined yield. The Company will adjust the asset to fair value in each period of the performance period. The agreement contains customary representations, warranties and covenants.
Receivables reclassification: In March 2018, the eligible non-prime in-house accounts receivables that met the criteria for sale were reclassified from "held for investment" to "held for sale" on the condensed consolidated balance sheets. Accordingly, the receivables were recorded at the lower of cost (par) or fair value as of the date of the reclassification. Subsequent adjustments to the asset fair value are required to occur until the transaction closes, which is expected during the second quarter of Fiscal 2019 subject to certain closing conditions. During the first quarter of Fiscal 2019, total valuation losses of $141.0 million were recorded within credit transaction, net in the condensed consolidated income statement.
Expenses: During Fiscal 2019, the Company incurred $2.1 million of transaction-related costs. These costs were recorded within credit transaction, net in the condensed consolidated income statement during Fiscal 2019.
In addition, for a five-year term, Signet will remain the issuer of non-prime credit with investment funds managed by CarVal and Castlelake purchasing forward receivables at a discount rate determined in accordance with the agreement. Servicing of the non-prime receivables, including operational interfaces and customer servicing, will continue to be provided by Genesis. The credit transaction is subject to certain closing conditions.
5. Acquisition
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
The transaction was accounted for as a business combination during the third quarter of Fiscal 2018 with R2Net becoming a wholly-owned consolidated subsidiary of Signet. The results of R2Net subsequent to the acquisition date are reported as a component of the results of the North America segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

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

(in millions)	Preliminary amounts
Cash and cash equivalents	$47.3
Inventories	12.1
Other current assets	9.7
Property, plant and equipment	3.5
Intangible assets:
Trade names	70.6
Technology-related	4.2
Current liabilities	(42.4)
Deferred tax liabilities	(25.1)
Fair value of net assets acquired	79.9
Goodwill(1)	299.1
Total consideration transferred	$379.0

(1)
The amount of goodwill generated will be adjusted for any additional assets or liabilities identified by the Company or for any adjustments to the preliminary fair values identified for the assets acquired and liabilities assumed in the R2Net acquisition reflected above.

As of May 5, 2018, the Company is in the process of finalizing the net assets acquired in the acquisition, most notably, the valuation of intangible assets and income taxes. The estimates and assumptions utilized in the preliminary valuation are subject to change within the measurement period as additional information is obtained. The Company expects to finalize the valuation within one year from the date of acquisition. The goodwill generated from the acquisition is primarily attributable to expected synergies and will not be deductible for tax purposes.
6. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet’s chief operating decision maker utilizes sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. During the first quarter of Fiscal 2019, the Company realigned its organizational structure. The new structure will allow for further integration of operational and product development processes and support growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the 13 weeks ended May 5, 2018, the Company reported three reportable segments as follows: North America, which consists of the legacy Sterling Jewelers and Zale division; International, which consists of the legacy UK Jewelry division; and Other. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its reportable segments.
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Jewelers Outlet), Jared (Jared The Galleria Of Jewelry and Jared Vault), Zales (Zales Jewelers and Zales Outlet) and Piercing Pagoda, which operates through mall-based kiosks. Its Canadian stores operate as the Peoples Jewellers store banner. The segment also operates a variety of mall-based regional brands, including Gordon’s Jewelers in the US and Mappins in Canada, and the JamesAllen.com website, which was acquired in the R2Net acquisition.
The International reportable segment operates stores in the UK, Republic of Ireland and Channel Islands. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.
The Other reportable segment consists of all non-reportable segments that are below the quantifiable threshold for separate disclosure as a reportable segment, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions.

	13 weeks ended
(in millions)	May 5, 2018	April 29, 2017
Sales:
North America segment	$1,347.8	$1,274.4
International segment	128.7	122.5
Other	4.1	6.5
Total sales	$1,480.6	$1,403.4

Operating (loss) income:
North America segment	$(537.3)	$134.8
International segment	(7.6)	(2.5)
Other	(29.3)	(17.0)
Total operating (loss) income	$(574.2)	$115.3

(in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Total assets:
North America segment	$4,722.3	$5,309.0	$5,961.8
International segment	401.7	420.3	394.3
Other	148.9	110.3	109.1
Total assets	$5,272.9	$5,839.6	$6,465.2
7. Restructuring Plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share gaining, OmniChannel jewelry category leader. The Plan is expected to result in pre-tax charges in the range of $170 million - $190 million over the duration of the plan of which $105 million - $120 million are expected to be cash charges. In Fiscal 2019, the Company's preliminary estimates for pre-tax charges related to cost reduction activities is a range of $125 million - $135 million of which $60 million - $65 million are expected to be cash charges. Signet also expects a net reduction in net selling square footage of 4.0% - 5.0% related to a net reduction in stores in Fiscal 2019. Restructuring charges of $6.5 million were recognized in the 13 weeks ended May 5, 2018 primarily related to severance and professional fees for consulting services related to the Plan. No Plan liabilities were recorded as of May 5, 2018.
8. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Convertible Preference Shares (“preferred shares”) to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears. Refer to Note 9 for additional discussion of the Company’s dividends on preferred shares.

(in millions, except conversion rate and conversion price)	May 5, 2018	February 3, 2018	April 29, 2017
Conversion rate	10.9409	10.9409	10.7707
Conversion price	$91.4002	$91.4002	$92.8445
Potential impact of preferred shares if-converted to common shares	6.8	6.8	6.7
Liquidation preference	$632.8	$632.8	$632.8
In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the preferred shares carrying value, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $2.7 million as of May 5, 2018 (February 3, 2018 and April 29, 2017: $2.3 million and $1.0 million, respectively). Accretion of $0.4 million was recorded to preferred shares in the condensed consolidated balance sheets during the 13 weeks ended May 5, 2018 ($0.4 million for the 13 weeks ended April 29, 2017).

9. Shareholders’ equity
Share repurchases
Common shares repurchased during the 13 weeks ended May 5, 2018 and April 29, 2017 were as follows:

		13 weeks ended May 5, 2018			13 weeks ended April 29, 2017
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	0.2	$9.4	$38.86	n/a	n/a	n/a
2016 Program(2)	$1,375.0	1.3	$50.6	$39.76	—	$—	$—
Total		1.5	$60.0	$39.62	—	$—	$—

(1)	The 2017 Program had $590.6 million remaining as of May 5, 2018.

(2)	The 2016 Program was completed in March 2018.

n/a	Not applicable.
Dividends on common shares
Dividends declared on common shares during the 13 weeks ended May 5, 2018 and April 29, 2017 were as follows:

	Fiscal 2019		Fiscal 2018
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter(1)	$0.37	$21.8	$0.31	$21.3

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 5, 2018 and April 29, 2017, $21.8 million and $21.3 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the first quarter of Fiscal 2019 and Fiscal 2018, respectively.

Dividends on preferred shares
Dividends declared on preferred shares during the 13 weeks ended May 5, 2018 and April 29, 2017 were as follows:

	Fiscal 2019	Fiscal 2018
(in millions)	Total cash dividends	Total cash dividends
First quarter (1)	$7.8	$7.8

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 5, 2018 and April 29, 2017, $7.8 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the first quarter of Fiscal 2019 and Fiscal 2018, respectively.

There were no cumulative undeclared dividends on the preferred shares that reduced net (loss) income attributable to common shareholders during the 13 weeks ended May 5, 2018 or the 13 weeks ended April 29, 2017. In addition, deemed dividends of $0.4 million related to accretion of issuance costs associated with the preferred shares was recognized during the 13 weeks ended May 5, 2018 ($0.4 million for the 13 weeks ended April 29, 2017). See Note 8 for additional discussion of the Company’s preferred shares.
10. Earnings (loss) per common share (“EPS”)
During Fiscal 2019, basic EPS is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 5, 2018	April 29, 2017
Numerator:
Net (loss) income attributable to common shareholders	$(504.8)	$70.3
Denominator:
Weighted average common shares outstanding	59.5	68.1
EPS – basic	$(8.48)	$1.03

The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares and restricted stock units issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which preferred shares are dilutive, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net (loss) income attributable to common shareholders. See Note 8 for additional discussion of the Company’s preferred shares.
The computation of diluted EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 5, 2018	April 29, 2017
Numerator:
Net (loss) income attributable to common shareholders	$(504.8)	$70.3
Add: Dividends on preferred shares	—	—
Numerator for diluted EPS	$(504.8)	$70.3

Denominator:
Weighted average common shares outstanding	59.5	68.1
Plus: Dilutive effect of share awards	—	0.1
Diluted weighted average common shares outstanding	59.5	68.2

EPS – diluted	$(8.48)	$1.03
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

(in millions)	May 5, 2018	April 29, 2017
Share awards	0.5	0.3
Potential impact of preferred shares	6.8	6.7
Total anti-dilutive shares	7.3	7.0
11. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at February 3, 2018	$(212.5)	$(0.1)	$0.7	$(51.1)	$2.4	$(260.6)
Other comprehensive income (“OCI”) before reclassifications	(21.7)	(0.2)	1.5	—	—	(20.4)
Amounts reclassified from AOCI to net income	—	—	(0.3)	0.3	(0.1)	(0.1)
Impact from adoption of new accounting pronouncements (1)	—	(0.8)	—	—	—	(0.8)
Net current period OCI	(21.7)	(1.0)	1.2	0.3	(0.1)	(21.3)
Balance at May 5, 2018	$(234.2)	$(1.1)	$1.9	$(50.8)	$2.3	$(281.9)

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-1.

The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	May 5, 2018	April 29, 2017	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$0.3	$(1.0)	Cost of sales (see Note 16)
Interest rate swaps	(0.3)	0.3	Interest expense, net (see Note 16)
Commodity contracts	(0.5)	(1.2)	Cost of sales (see Note 16)
Total before income tax	(0.5)	(1.9)
Income taxes	0.2	0.5
Net of tax	(0.3)	(1.4)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.3	0.7	Other non-operating income
Amortization of unrecognized net prior service credits	(0.1)	(0.4)	Other non-operating income
Total before income tax	0.2	0.3
Income taxes	—	—
Net of tax	0.2	0.3

Total reclassifications, net of tax	$(0.1)	$(1.1)
12. Income taxes

	13 weeks ended
	May 5, 2018	April 29, 2017
Effective tax rate	28.3%	23.0%
Discrete items recognized	(13.5)%	0.6%
Effective tax rate recognized in income statement	14.8%	23.6%
During the 13 weeks ended May 5, 2018, the Company’s effective tax rate was lower than the US federal income tax rate primarily due to the favorable impact of foreign tax rate differences and benefits from global reinsurance and financing arrangements offset by the unfavorable impact of the impairment of goodwill which was not deductible for tax purposes. The effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
On December 22, 2017, the US government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “TCJ Act”). The TCJ Act provides for comprehensive tax legislation that reduces the US federal statutory corporate tax rate from 35.0% to 21.0% effective January 1, 2018, limits certain deductions, including limiting the deductibility of interest expense to 30.0% of US Earnings Before Interest, Taxes, Depreciation, and Amortization, broadens the US federal income tax base, requires companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and creates new taxes on certain foreign sourced earnings. As we have a 52-53-week tax year ending the Saturday nearest October 31, the lower corporate income tax rate is administratively phased in, resulting in a blended U.S. federal statutory rate of approximately 23.4% for our fiscal tax year from October 29, 2017 through November 3, 2018 and 21.0% for our fiscal tax years thereafter.
The SEC issued rules to allow a measurement period of up to 12 months following the enactment of the TCJ Act for registrants to finalize their accounting for the related income tax effects.
In the quarter ended February 3, 2018, we recorded a provisional net tax benefit associated with the TCJ Act. In the quarter ended May 5, 2018, we recorded a provisional benefit of $0.6 million as an adjustment to the amounts recorded at February 3, 2018 related to the re-measurement of deferred tax balances recorded in purchase accounting with respect to the R2Net acquisition.

As of May 5, 2018, the amounts recorded for the TCJ Act remain provisional for the re-measurement of deferred taxes. Within our calculations of the income tax effects of the TCJ Act, we used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB and/or various other taxing jurisdictions. In particular, we anticipate that the US state jurisdictions will continue to determine and announce their conformity or decoupling from the Act, either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to any of the provisional estimates when the accounting for the income tax effects of the TCJ Act is completed.
Tax effects for these items will be recorded in subsequent quarters, as discrete adjustments to our income tax provision, once complete. We elected to adopt the SEC issued guidance that allows for a measurement period, not to exceed one year after the enactment date of the TCJ Act, to finalize the recording of related tax impacts. We currently anticipate finalizing and recording any resulting adjustments during the fourth quarter.
There has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified as of February 3, 2018.
13. Accounts receivable, net
Signet’s accounts receivable primarily consist of US customer in-house financing receivables. The accounts receivable portfolio consists of a population that is of similar characteristics and is evaluated collectively for impairment.
In October 2017, the Company completed the sale of the prime portion of the Sterling Jewelers customer in-house finance receivables. The receivables sold, which were classified as "held for sale" as of the second quarter of Fiscal 2018, are no longer reported within the condensed consolidated balance sheets. See Note 4 for additional information regarding the sale of the prime portion of the customer in-house finance receivable portfolio.
In March 2018, the Company entered into an agreement to sell the remaining Sterling Jewelers and Zale customer in-house finance receivables. As a result, these receivables have been classified as “held for sale” in the condensed consolidated balance sheet and recorded at the lower of cost (par) or fair value. See Note 4 for additional information regarding the agreement. As of May 5, 2018, the accounts receivable held for sale were recorded at fair value. See Note 17 for additional information regarding the assumptions utilized in the calculation of fair value of the finance receivables held for sale.

(in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Accounts receivable by portfolio segment, net:
Legacy Sterling Jewelers customer in-house finance receivables	$—	$649.4	$1,683.8
Legacy Zale customer in-house finance receivables	$—	33.5	32.8
North America customer in-house finance receivables	$—	$682.9	$1,716.6
Other accounts receivable	6.8	9.6	9.7
Total accounts receivable, net	$6.8	$692.5	$1,726.3

Accounts receivable, held for sale	$484.6	$—	$—
Signet grants credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. On an ongoing basis, management monitors the credit exposure based on past due status and collection experience, as it has found a meaningful correlation between the past due status of customers and the risk of loss.
During the third quarter of Fiscal 2016, Signet implemented a program to provide in-house credit to customers in the Zale division’s US locations. The allowance for credit losses associated with Zale customer in-house finance receivables was immaterial as of February 3, 2018 and April 29, 2017. Effective October 20, 2017, the Zale customer in-house financing programs are being underwritten and serviced by a third party for newly originated balances after the effective date.
Other accounts receivable is comprised primarily of accounts receivable relating to the insurance loss replacement business in the International segment of $5.8 million (February 3, 2018 and April 29, 2017: $9.3 million and $8.9 million, respectively).

The allowance for credit losses associated with the portion of customer in-house finance receivables reclassified as “held for sale” was reversed during the first quarter of Fiscal 2019. The activity in the allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below:

	13 weeks ended
(in millions)	May 5, 2018	April 29, 2017
Beginning balance	$(113.5)	$(138.7)
Charge-offs, net	56.3	54.4
Recoveries	4.2	9.1
Provision	(54.6)	(51.7)
Reversal of allowance on receivables previously held for sale	107.6	—
Ending balance	$—	$(126.9)
Ending receivable balance evaluated for impairment	—	1,810.7
Sterling Jewelers customer in-house finance receivables, net	$—	$1,683.8
As a result of the sale of the prime-only credit portion of the customer in-house finance receivable portfolio and the outsourcing of the credit servicing on the remaining in-house finance receivable portfolio in October 2017 as disclosed in Note 4, the Company revised its methodology for measuring delinquency to be based on the contractual basis.
As of May 5, 2018, the customer in-house finance receivables were held for sale and recorded at fair value in the condensed consolidated balance sheet. As such, no valuation allowance for credit losses was required to be recorded. The credit quality indicator and age analysis of customer in-house finance receivables as of February 3, 2018 are shown below under the contractual basis:

	February 3, 2018
(in millions)	Gross	Valuation allowance
Performing (accrual status):
0 - 120 days past due	$703.4	$(54.0)
121 or more days past due	59.5	(59.5)
	$762.9	$(113.5)

Valuation allowance as a % of ending receivable balance		14.9%
Prior to the fourth quarter of Fiscal 2018, the Company’s calculation of the allowance for credit losses was based on a recency measure of delinquency. The credit quality indicator and age analysis of customer in-house finance receivables prior to the sale of the prime-only credit portion of the in-house receivable portfolio as of April 29, 2017 are shown below under the recency basis:

	April 29, 2017
(in millions)	Gross	Valuation allowance
Performing (accrual status):
Current, aged 0 – 30 days	$1,445.9	$(44.5)
Past due, aged 31 – 60 days	251.9	(8.3)
Past due, aged 61 – 90 days	40.9	(2.1)
Non Performing:
Past due, aged more than 90 days	72.0	(72.0)
	$1,810.7	$(126.9)

Valuation allowance as a % of ending receivable balance		7.0%

14. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Raw materials	$69.7	$72.0	$51.2
Finished goods	2,359.3	2,208.5	2,381.2
Total inventories	$2,429.0	$2,280.5	$2,432.4
15. Goodwill and intangibles
In connection with the acquisition of R2Net on September 12, 2017, the Company recognized $299.1 million of goodwill, which is reported in the North America segment. The amount of goodwill generated will be adjusted for any additional assets or liabilities identified by the Company or for any adjustments to the preliminary fair values identified for the assets acquired and liabilities assumed in the R2Net acquisition.
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually during the second quarter of the fiscal year. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.
Due to a sustained decline in the Company’s market capitalization during the 13 weeks ended May 5, 2018, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite-lived intangible assets. As part of the assessment, it was determined that the an increase in the discount rate applied in the valuation was required to align with market-based assumptions and company-specific risk. This higher discount rate, in conjunction with revised long-term projections associated with finalizing certain initial aspects of the Company’s Path to Brilliance transformation plan in the first quarter, resulted in lower than previously projected long-term future cash flows for the reporting units which negatively affected the valuation compared to previous valuations. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the reporting units and trade names, and possibly result in impairment charges in future periods. As a result of the interim impairment assessment, the Company recognized pre-tax impairment charges totaling $448.7 million in the 13 weeks ended May 5, 2018.
Goodwill
Using a combination of discounted cash flow and guideline public company methodologies, the Company compared the fair value of each of its reporting units with their carrying value and concluded that a deficit existed. Accordingly, in the 13 weeks ended May 5, 2018, the Company recognized pre-tax impairment charges in operations of $23.2 million and $285.6 million at its’ legacy Sterling Jewelers and Zale Jewelry segments, which are within the Company’s current North America segment.
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America	Other	Total
Balance at January 28, 2017	$514.0	$3.6	$517.6
Acquisitions	301.7	—	301.7
Impact of foreign exchange and other adjustments	2.4	—	2.4
Balance at February 3, 2018	818.1	3.6	821.7
Impairment	(308.8)	—	(308.8)
Impact of foreign exchange and other adjustments (1)	(3.8)	—	(3.8)
Balance at May 5, 2018	$505.5	$3.6	$509.1

(1)
During the 13 weeks ended May 5, 2018, other adjustments include a purchase price accounting adjustment of $2.6 million related to a revised valuation of acquired intangible assets from the R2Net acquisition. Refer to Note 5 for additional details.

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
In conjunction with the interim goodwill impairment tests, the Company reviewed its indefinite-lived intangible assets for potential impairment by calculating the fair values of the assets using the relief from royalty method and comparing the fair value to their respective carrying amounts.

The interim impairment test resulted in the determination that the fair values of indefinite-lived intangible assets related to certain Zales trade names were less than their carrying value. Accordingly, in the 13 weeks ended May 5, 2018, the Company recognized pre-tax impairment charges in operations of $139.9 million at its’ legacy Zale Jewelry segment, which is within the Company’s current North America segment.
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	May 5, 2018				February 3, 2018			April 29, 2017
(in millions)	Gross carrying amount	Accumulated amortization	Accumulated impairment loss	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	53.5	(47.2)	—	6.3	49.8	(46.7)	3.1	48.6	(39.7)	8.9
Indefinite-lived intangible assets	476.6	—	(139.7)	336.9	478.4	—	478.4	403.0	—	403.0
Total intangible assets, net	$530.1	$(47.2)	$(139.7)	$343.2	$528.2	$(46.7)	$481.5	$451.6	$(39.7)	$411.9

Intangible liabilities, net	$(114.1)	$87.1	$—	$(27.0)	$(114.5)	$85.2	$(29.3)	$(113.5)	$76.2	$(37.3)
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
Market risk
Signet generates revenues and incurs expenses in US dollars, Canadian dollars and British pounds. As a portion of the International segment purchases and purchases made by the Canadian operations of the North America segment are denominated in US dollars, Signet enters into forward foreign currency exchange contracts and foreign currency swaps to manage this exposure to the US dollar.
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
The main external sources of funding are a senior unsecured credit facility and senior unsecured notes as described in Note 18.
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

The fair value of the swap is presented within the condensed consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of AOCI within equity to the extent the swap is effective. The ineffective portion, if any, is recognized in current period earnings. As interest expense is accrued on the debt obligation, amounts in AOCI related to the interest rate swap are reclassified into income resulting in a net interest expense on the hedged amount of the underlying debt obligation equal to the effective yield of the fixed rate of the swap. In the event that the interest rate swap is de-designated prior to maturity, gains or losses in AOCI remain deferred and are reclassified into earnings in the periods in which the hedged forecasted transaction affects earnings.
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counter-parties failed to perform as contracted. Signet does not anticipate non-performance by counter-parties of its financial instruments, except for customer in-house financing receivables as disclosed in Note 13 of which no single customer represents a significant portion of the Company’s receivable balance. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of May 5, 2018 was $22.2 million (February 3, 2018 and April 29, 2017: $26.6 million and $37.4 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (February 3, 2018 and April 29, 2017: 11 months and 12 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of May 5, 2018 was $104.3 million (February 3, 2018 and April 29, 2017: $112.7 million and $47.9 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of May 5, 2018 was 5,000 ounces of gold (February 3, 2018 and April 29, 2017: 6,000 ounces and 69,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (February 3, 2018 and April 29, 2017: 12 months and 9 months, respectively).
The bank counter-parties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counter-parties that meet certain minimum requirements under its counter-party risk assessment process. As of May 5, 2018, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	May 5, 2018	February 3, 2018	April 29, 2017
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.4	$—	$0.4
Commodity contracts	Other current assets	0.1	—	2.0
Interest rate swaps	Other assets	2.3	2.2	0.8
Total derivative assets		$2.8	$2.2	$3.2

	Fair value of derivative liabilities
(in millions)	Balance sheet location	May 5, 2018	February 3, 2018	April 29, 2017
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.2)	$(1.4)	$(0.8)
Commodity contracts	Other current liabilities	—	(0.1)	—
		$(0.2)	$(1.5)	$(0.8)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(1.0)	(0.9)	(0.5)
Total derivative liabilities		$(1.2)	$(2.4)	$(1.3)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Foreign currency contracts	$(0.8)	$(2.4)	$2.1
Commodity contracts	1.1	1.4	2.1
Interest rate swaps	2.3	2.2	0.8
Gains recorded in AOCI	$2.6	$1.2	$5.0
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated income statements:
Foreign currency contracts

		13 weeks ended
(in millions)	Income statement caption	May 5, 2018	April 29, 2017
(Losses) gains recorded in AOCI, beginning of period		$(2.4)	$4.1
Current period gains (losses) recognized in OCI		1.3	(1.0)
Losses (gains) reclassified from AOCI to net income	Cost of sales	0.3	(1.0)
(Losses) gains recorded in AOCI, end of period		$(0.8)	$2.1
Commodity contracts

		13 weeks ended
(in millions)	Income statement caption	May 5, 2018	April 29, 2017
Gains (losses) recorded in AOCI, beginning of period		$1.4	$(2.1)
Current period gains recognized in OCI		0.2	5.4
Gains reclassified from AOCI to net income	Cost of sales	(0.5)	(1.2)
Gains recorded in AOCI, end of period		$1.1	$2.1

Interest rate swaps

		13 weeks ended
(in millions)	Income statement caption	May 5, 2018	April 29, 2017
Gains recorded in AOCI, beginning of period		$2.2	$0.4
Current period gains recognized in OCI		0.4	0.1
(Gains) losses reclassified from AOCI to net income	Interest expense, net	(0.3)	0.3
Gains recorded in AOCI, end of period		$2.3	$0.8
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 weeks ended May 5, 2018 and April 29, 2017. Based on current valuations, the Company expects approximately $2.5 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated income statements:

		13 weeks ended
(in millions)	Income statement caption	May 5, 2018	April 29, 2017
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$(4.8)	$(1.7)
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	May 5, 2018			February 3, 2018			April 29, 2017
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$7.3	$7.3	$—	$7.5	$7.5	$—	$7.9	$7.9	$—
Corporate equity securities	4.3	4.3	—	4.5	4.5	—	4.0	4.0	—
Foreign currency contracts	0.4	—	0.4	—	—	—	0.4	—	0.4
Commodity contracts	0.1	—	0.1	—	—	—	2.0	—	2.0
Interest rate swaps	2.3	—	2.3	2.2	—	2.2	0.8	—	0.8
US government agency securities	4.7	—	4.7	5.1	—	5.1	4.9	—	4.9
Corporate bonds and notes	10.6	—	10.6	10.8	—	10.8	11.1	—	11.1
Total assets	$29.7	$11.6	$18.1	$30.1	$12.0	$18.1	$31.1	$11.9	$19.2

Liabilities:
Foreign currency contracts	$(1.2)	$—	$(1.2)	$(2.3)	$—	$(2.3)	$(1.3)	$—	$(1.3)
Commodity contracts	—	—	—	(0.1)	—	(0.1)	—	—	—
Total liabilities	$(1.2)	$—	$(1.2)	$(2.4)	$—	$(2.4)	$(1.3)	$—	$(1.3)
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
As of May 5, 2018, the fair value of the in-house finance receivable portfolio was approximately 70% of par value. This estimated value was derived from a discounted cash flow model using unobservable inputs, including estimated yields, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable existing as of May 5, 2018, with consideration given to the terms of the agreements entered into with CarVal and Castlelake during the first quarter of Fiscal 2019. See Note 4 for additional information.
Goodwill and other indefinite-lived intangible assets, are evaluated for impairment annually or more frequently if events or conditions indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. During the 13 weeks ended May 5, 2018, the Company performed an interim impairment test for goodwill and indefinite-lived intangible assets. The fair value was calculated using a combination of discounted cash flow and guideline public company methodologies for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value of goodwill and indefinite-lived intangible assets is a Level 3 valuation based on certain unobservable inputs including projected cash flows and estimated risk-adjusted rates of return that would be utilized by market participants in valuing these assets or prices of similar assets. See Note 15 for additional information.
The carrying amounts of cash and cash equivalents, other receivables, accounts payable, accrued expenses, other liabilities, income taxes and the revolving credit facility approximate fair value because of the short-term maturity of these amounts.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 18 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at May 5, 2018, February 3, 2018 and April 29, 2017 were as follows:

	May 5, 2018		February 3, 2018		April 29, 2017
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$394.6	$382.3	$394.5	$396.3	$393.9	$396.5
Securitization facility (Level 2)	—	—	—	—	599.7	600.0
Term loan (Level 2)	317.0	319.5	323.5	326.2	340.8	344.1
Total	$711.6	$701.8	$718.0	$722.5	$1,334.4	$1,340.6
18. Loans, overdrafts and long-term debt

(in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$398.9	$398.9	$398.8
Securitization facility	—	—	600.0
Senior unsecured term loan	319.5	326.2	344.1
Revolving credit facility	40.0	—	63.0
Bank overdrafts	0.3	14.2	45.4
Total debt	$758.7	$739.3	$1,451.3
Less: Current portion of loans and overdrafts	(72.3)	(44.0)	(131.5)
Less: Unamortized capitalized debt issuance fees	(6.7)	(7.1)	(8.2)
Total long-term debt	$679.7	$688.2	$1,311.6
Revolving credit facility and term loan (the “Credit Facility”)
The Company’s Credit Facility contains a $700 million senior unsecured multi-currency multi-year revolving credit facility and a $357.5 million senior unsecured term loan facility. The maturity date for the Credit Facility, including both individual facilities disclosed above, is July 2021.
Capitalized fees associated with the revolving credit facility as of May 5, 2018 total $2.6 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of May 5, 2018 was $1.3 million (February 3, 2018 and April 29, 2017: $1.2 million and $0.9 million, respectively). Amortization relating to these fees of $0.1 million was recorded as interest expense in the condensed consolidated income statements for the 13 weeks ended May 5, 2018 ($0.1 million for the 13 weeks ended April 29, 2017). As of May 5, 2018, February 3, 2018 and April 29, 2017, the Company had stand-by letters of credit outstanding of $14.5 million, $15.7 million and $15.3 million, respectively, that reduce remaining borrowing availability. The revolving credit facility had a weighted average interest rate of 3.30% and 2.11% during the 13 weeks ended May 5, 2018 and April 29, 2017, respectively.
Capitalized fees associated with the term loan facility as of May 5, 2018 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of May 5, 2018 was $3.7 million (February 3, 2018 and April 29, 2017: $3.5 million and $2.9 million, respectively). Amortization relating to these fees of $0.2 million was recorded as interest expense in the condensed consolidated income statements for the 13 weeks ended May 5, 2018 ($0.2 million for the 13 weeks ended April 29, 2017). Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 16, the term loan had a weighted average interest rate of 3.10% and 2.13% during the 13 weeks ended May 5, 2018 and April 29, 2017, respectively.
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

Capitalized fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of May 5, 2018 was $2.7 million (February 3, 2018 and April 29, 2017: $2.6 million and $2.1 million, respectively). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to these fees of $0.1 million was recorded as interest expense in the condensed consolidated income statements for the 13 weeks ended May 5, 2018 ($0.2 million for the 13 weeks ended April 29, 2017).
Other
As of May 5, 2018, February 3, 2018 and April 29, 2017, the Company was in compliance with all debt covenants.
19. Warranty reserve
Specific mechandise sold by banners within the North America segment includes a product lifetime diamond or colored gemstone guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six-month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. The warranty reserve for diamond and gemstone guarantee, included in accrued expenses and other current liabilities and other non-current liabilities, is as follows:

	13 weeks ended
(in millions)	May 5, 2018	April 29, 2017
Warranty reserve, beginning of period	$37.2	$40.0
Warranty expense	1.4	2.3
Utilized(1)	(3.0)	(3.1)
Warranty reserve, end of period	$35.6	$39.2

(1)	Includes impact of foreign exchange translation.

(in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Disclosed as:
Current liabilities	$11.0	$11.5	$12.6
Non-current liabilities	24.6	25.7	26.6
Total warranty reserve	$35.6	$37.2	$39.2
20. Share-based compensation
Signet recorded share-based compensation expense of $1.8 million for the 13 weeks ended May 5, 2018 related to the Omnibus Plan and Share Saving Plans ($2.7 million for the 13 weeks ended April 29, 2017).
21. Commitments and contingencies
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion.  On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015, which SJI opposed. April 27, 2015, the arbitrator issued an order denying the Claimants’ Motion. SJI filed with the US District Court for the
Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015, which Claimants opposed. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the District Court’s November 16, 2015 Opinion and Order. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit, which Claimants opposed. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016.SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims, which SJI opposed. On June 15, 2015, the arbitrator granted the Claimants’ motion. On March 6, 2017, Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice, which SJI opposed The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016, which Claimants opposed. On April 5, 2016, the arbitrator denied SJI’s Motion. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, which Claimants opposed. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals, which Claimant’s opposed. On June 1, 2017, the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016, and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016, which Claimants opposed. The matter was fully briefed and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. Approximately, 10,314 current and former employees submitted consent forms to opt in to the collective action; however, some have withdrawn their consents. The number of valid consents is disputed and yet to be determined. SJI believes the number of valid consents to be approximately 9,124. On July 24, 2017, the United States Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The matter was fully briefed and an oral argument was heard on October 16, 2017. On January 15, 2018, District Court granted SJI’s Motion finding that the Arbitrator exceeded her authority by binding non-parties (absent class members) to the Title VII claim. The District Court further held that the RESOLVE Agreement does not permit class action procedures, thereby, reducing the Claimants in the Title VII matter from 70,000 to 254. Claimants dispute that the number of claimants in the Title VII is 254. On January 18, 2018, the Claimants filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. The appeal was fully briefed and oral argument before the Second Circuit occurred on May 7, 2018. SJI currently awaits the Second Circuit’s decision on this appeal. On November 10, 2017, SJI filed in the arbitration motions for summary judgment, and for decertification, of Claimants’ Equal Pay Act and Title VII promotions claims. On January 30, 2018, oral argument on SJI’s motions was heard. On January 26, 2018, SJI filed a Motion to Vacate The Equal Pay Act Collective Action Award And Tolling Order asserting that the Arbitrator exceeded her authority by conditionally certifying the Equal Pay Act claim and allowing the absent claimants to opt-in the litigation. On March 12, 2018, the Arbitrator denied SJI’s Motion to Vacate The Equal Pay Act Collective Action Award and Tolling Order. SJI still has a pending motion seeking decertification of the EPA Collective Action before the Arbitrator. On March 19, 2018, the Arbitrator issued an Order partially granting SJI’s Motion to Amend the Arbitrator’s November 2, 2017, Bifurcated Seventh Amended Case Management Plan resulting in a continuance of the May 14, 2018 trial date. A new trial date has not been set.
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
On March 20, 2018, the Court granted the lead plaintiff leave to file a fifth amended complaint. On March 22, 2018, the lead plaintiff in the Consolidated Action filed its fifth amended complaint which asserts substantially the same claims as its fourth amended complaint for an expanded class period of August 29, 2013, through March 13, 2018. The prior motion to dismiss was denied as moot. The defendants motion to dismiss the fifth amended complaint is fully briefed and awaiting decision.
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
Signet is currently unable to predict the timing or outcome of the NORA process or NYAG investigation. Signet continues to believe that its acts and practices relating to the matters under investigation are lawful and, as such, has concluded the possibility of an unfavorable outcome was remote as of May 5, 2018.
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

Condensed Consolidated Income Statement
For the 13 weeks ended May 5, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,356.5	$124.1	$—	$1,480.6
Cost of sales	—	—	(936.3)	(59.5)	—	(995.8)
Gross margin	—	—	420.2	64.6	—	484.8
Selling, general and administrative expenses	(0.1)	—	(444.4)	(38.3)	—	(482.8)
Credit transaction, net	—	—	(143.1)	—	—	(143.1)
Restructuring charges	—	—	(5.5)	(1.0)	—	(6.5)
Goodwill and intangible impairments	—	—	(448.7)	—	—	(448.7)
Other operating income (loss), net	(0.1)	—	22.6	(0.4)	—	22.1
Operating (loss) income	(0.2)	—	(598.9)	24.9	—	(574.2)
Intra-entity interest income (expense)	(0.7)	4.7	(44.8)	40.8	—	—
Interest expense, net	—	(4.9)	(4.0)	—	—	(8.9)
Other non-operating income	—	—	0.6	—	—	0.6
(Loss) income before income taxes	(0.9)	(0.2)	(647.1)	65.7	—	(582.5)
Income taxes	—	—	79.4	6.5	—	85.9
Equity in income of subsidiaries	(495.7)	—	(565.1)	(567.9)	1,628.7	—
Net income (loss)	$(496.6)	$(0.2)	$(1,132.8)	$(495.7)	$1,628.7	$(496.6)
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$(504.8)	$(0.2)	$(1,132.8)	$(495.7)	$1,628.7	$(504.8)

Condensed Consolidated Income Statement
For the 13 weeks ended April 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,325.2	$78.2	$—	$1,403.4
Cost of sales	—	—	(895.4)	(16.8)	—	(912.2)
Gross margin	—	—	429.8	61.4	—	491.2
Selling, general and administrative expenses	(0.2)	—	(421.5)	(31.1)	—	(452.8)
Other operating income (loss), net	—	—	77.2	(0.3)	—	76.9
Operating (loss) income	(0.2)	—	85.5	30.0	—	115.3
Intra-entity interest income (expense)	—	4.7	(45.4)	40.7	—	—
Interest expense, net	—	(4.9)	(4.1)	(3.6)	—	(12.6)
(Loss) income before income taxes	(0.2)	(0.2)	36.0	67.1	—	102.7
Income taxes	—	—	(15.4)	(8.8)	—	(24.2)
Equity in income of subsidiaries	78.7	—	8.7	22.3	(109.7)	—
Net income (loss)	$78.5	$(0.2)	$29.3	$80.6	$(109.7)	$78.5
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$70.3	$(0.2)	$29.3	$80.6	$(109.7)	$70.3

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended May 5, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(496.6)	$(0.2)	$(1,132.8)	$(495.7)	$1,628.7	$(496.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21.7)	—	(21.5)	(0.2)	21.7	(21.7)
Available-for-sale securities:
Unrealized loss(1)	(0.2)	—	—	(0.2)	0.2	(0.2)
Impact from adoption of new accounting pronouncements(2)	(0.8)	—	—	(0.8)	0.8	(0.8)
Cash flow hedges:
Unrealized gain	1.5	—	1.5	—	(1.5)	1.5
Reclassification adjustment for gains to net income	(0.3)	—	(0.3)	—	0.3	(0.3)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.3	—	0.3	—	(0.3)	0.3
Reclassification adjustment to net income for amortization of net prior service credits	(0.1)	—	(0.1)	—	0.1	(0.1)
Total other comprehensive income	(21.3)	—	(20.1)	(1.2)	21.3	(21.3)
Total comprehensive income (loss)	$(517.9)	$(0.2)	$(1,152.9)	$(496.9)	$1,650.0	$(517.9)

(1)
During the 13 weeks ended May 5, 2018, amount represents unrealized losses related to the Company’s available-for-sale debt securities. During the 13 weeks ended April 29, 2017, amount represents unrealized gains related to the Company’s available-for-sale debt and equity securities.

(2)
Adjustment reflects the reclassification of unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-1.

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended April 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$78.5	$(0.2)	$29.3	$80.6	$(109.7)	$78.5
Other comprehensive income (loss):
Foreign currency translation adjustments	0.5	—	0.5	—	(0.5)	0.5
Available-for-sale securities:
Unrealized gain	0.2	—	—	0.2	(0.2)	0.2
Cash flow hedges:
Unrealized gain	2.7	—	2.7	—	(2.7)	2.7
Reclassification adjustment for gains to net income	(1.4)	—	(1.4)	—	1.4	(1.4)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.6	—	0.6	—	(0.6)	0.6
Reclassification adjustment to net income for amortization of net prior service credits	(0.3)	—	(0.3)	—	0.3	(0.3)
Total other comprehensive (loss) income	2.3	—	2.1	0.2	(2.3)	2.3
Total comprehensive income (loss)	$80.8	$(0.2)	$31.4	$80.8	$(112.0)	$80.8

Condensed Consolidated Balance Sheet
May 5, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.3	$0.1	$102.5	$50.0	$—	$153.9
Accounts receivable, held for sale	—	—	484.6	—	—	484.6
Accounts receivable, net	—	—	5.8	1.0	—	6.8
Intra-entity receivables, net	—	7.8	—	237.3	(245.1)	—
Other receivables	—	—	58.4	25.2	—	83.6
Other current assets	—	—	150.2	3.0	—	153.2
Income taxes	—	—	32.0	23.2	—	55.2
Inventories	—	—	2,360.6	68.4	—	2,429.0
Total current assets	1.3	7.9	3,194.1	408.1	(245.1)	3,366.3
Non-current assets:
Property, plant and equipment, net	—	—	839.7	7.5	—	847.2
Goodwill	—	—	206.4	302.7	—	509.1
Intangible assets, net	—	—	268.4	74.8	—	343.2
Investment in subsidiaries	2,571.8	—	579.4	15.6	(3,166.8)	—
Intra-entity receivables, net	—	400.0	—	2,825.0	(3,225.0)	—
Other assets	—	—	137.1	29.9	—	167.0
Deferred tax assets	—	—	0.8	—	—	0.8
Retirement benefit asset	—	—	39.3	—	—	39.3
Total assets	$2,573.1	$407.9	$5,265.2	$3,663.6	$(6,636.9)	$5,272.9
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$73.0	$—	$—	$72.3
Accounts payable	—	—	257.2	30.3	—	287.5
Intra-entity payables, net	36.3	—	208.8	—	(245.1)	—
Accrued expenses and other current liabilities	30.2	7.1	403.7	22.7	—	463.7
Deferred revenue	—	—	272.1	12.8	—	284.9
Total current liabilities	66.5	6.4	1,214.8	65.8	(245.1)	1,108.4
Non-current liabilities:
Long-term debt	—	395.4	284.3	—	—	679.7
Intra-entity payables, net	—	—	3,225.0	—	(3,225.0)	—
Other liabilities	—	—	231.5	5.0	—	236.5
Deferred revenue	—	—	667.5	—	—	667.5
Deferred tax liabilities	—	—	57.5	16.7	—	74.2
Total liabilities	66.5	401.8	5,680.6	87.5	(3,470.1)	2,766.3
Series A redeemable convertible preferred shares	614.0	—	—	—	—	614.0
Total shareholders’ equity (deficit)	1,892.6	6.1	(415.4)	3,576.1	(3,166.8)	1,892.6
Total liabilities, preferred shares and shareholders’ equity	$2,573.1	$407.9	$5,265.2	$3,663.6	$(6,636.9)	$5,272.9

Condensed Consolidated Balance Sheet
February 3, 2018

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$0.1	$150.5	$72.8	$—	$225.1
Accounts receivable, net	—	—	692.5	—	—	692.5
Intra-entity receivables, net	—	2.9	—	166.9	(169.8)	—
Other receivables	—	—	62.0	25.2	—	87.2
Other current assets	—	—	154.4	3.8	—	158.2
Income taxes	—	—	2.6	—	—	2.6
Inventories	—	—	2,201.3	79.2	—	2,280.5
Total current assets	1.7	3.0	3,263.3	347.9	(169.8)	3,446.1
Non-current assets:
Property, plant and equipment, net	—	—	870.1	7.8	—	877.9
Goodwill	—	—	516.4	305.3	—	821.7
Intangible assets, net	—	—	410.9	70.6	—	481.5
Investment in subsidiaries	3,150.2	—	1,163.6	606.0	(4,919.8)	—
Intra-entity receivables, net	—	400.0	—	2,859.0	(3,259.0)	—
Other assets	—	—	140.1	31.1	—	171.2
Deferred tax assets	—	—	1.3	0.1	—	1.4
Retirement benefit asset	—	—	39.8	—	—	39.8
Total assets	$3,151.9	$403.0	$6,405.5	$4,227.8	$(8,348.6)	$5,839.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$44.7	$—	$—	$44.0
Accounts payable	—	—	202.2	34.8	—	237.0
Intra-entity payables, net	11.3	—	158.5	—	(169.8)	—
Accrued expenses and other current liabilities	27.2	2.4	397.5	20.9	—	448.0
Deferred revenue	—	—	276.2	12.4	—	288.6
Income taxes	—	(0.2)	36.7	(16.9)	—	19.6
Total current liabilities	38.5	1.5	1,115.8	51.2	(169.8)	1,037.2
Non-current liabilities:
Long-term debt	—	395.2	293.0	—	—	688.2
Intra-entity payables, net	—	—	3,259.0	—	(3,259.0)	—
Other liabilities	—	—	233.0	6.6	—	239.6
Deferred revenue	—	—	668.9	—	—	668.9
Deferred tax liabilities	—	—	76.7	15.6	—	92.3
Total liabilities	38.5	396.7	5,646.4	73.4	(3,428.8)	2,726.2
Series A redeemable convertible preferred shares	613.6	—	—	—	—	613.6
Total shareholders’ equity	2,499.8	6.3	759.1	4,154.4	(4,919.8)	2,499.8
Total liabilities, preferred shares and shareholders’ equity	$3,151.9	$403.0	$6,405.5	$4,227.8	$(8,348.6)	$5,839.6

Condensed Consolidated Balance Sheet
April 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.0	$0.1	$72.9	$25.7	$—	$99.7
Accounts receivable, net	—	—	1,726.1	0.2	—	1,726.3
Intra-entity receivables, net	—	—	87.0	—	(87.0)	—
Other receivables	—	—	62.3	26.3	—	88.6
Other current assets	0.1	—	154.0	4.9	—	159.0
Income taxes	—	—	1.8	—	—	1.8
Inventories	—	—	2,362.0	70.4	—	2,432.4
Total current assets	1.1	0.1	4,466.1	127.5	(87.0)	4,507.8
Non-current assets:
Property, plant and equipment, net	—	—	825.6	4.2	—	829.8
Goodwill	—	—	512.5	3.6	—	516.1
Intangible assets, net	—	—	411.9	—	—	411.9
Investment in subsidiaries	3,200.8	—	734.5	616.8	(4,552.1)	—
Intra-entity receivables, net	—	407.8	—	3,637.5	(4,045.3)	—
Other assets	—	—	134.1	31.0	—	165.1
Deferred tax assets	—	—	0.5	0.1	—	0.6
Retirement benefit asset	—	—	33.9	—	—	33.9
Total assets	$3,201.9	$407.9	$7,119.1	$4,420.7	$(8,684.4)	$6,465.2
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$132.2	$—	$—	$131.5
Accounts payable	—	—	170.6	7.2	—	177.8
Intra-entity payables, net	16.2	—	—	70.8	(87.0)	—
Accrued expenses and other current liabilities	30.0	7.2	343.9	19.2	—	400.3
Deferred revenue	—	—	272.1	—	—	272.1
Income taxes	—	—	36.3	(2.1)	—	34.2
Total current liabilities	46.2	6.5	955.1	95.1	(87.0)	1,015.9
Non-current liabilities:
Long-term debt	—	394.5	317.1	600.0	—	1,311.6
Intra-entity payables, net	—	—	4,045.3	—	(4,045.3)	—
Other liabilities	—	—	200.9	5.3	—	206.2
Deferred revenue	—	—	658.6	—	—	658.6
Deferred tax liabilities	—	—	117.1	0.1	—	117.2
Total liabilities	46.2	401.0	6,294.1	700.5	(4,132.3)	3,309.5
Series A redeemable convertible preferred shares	612.3	—	—	—	—	612.3
Total shareholders’ equity (deficit)	2,543.4	6.9	825.0	3,720.2	(4,552.1)	2,543.4
Total liabilities, preferred shares and shareholders’ equity	$3,201.9	$407.9	$7,119.1	$4,420.7	$(8,684.4)	$6,465.2

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended May 5, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61.2	$4.9	$(68.0)	$93.4	$(63.6)	$27.9
Investing activities
Purchase of property, plant and equipment	—	—	(25.9)	(0.2)	—	(26.1)
Purchase of available-for-sale securities	—	—	—	(0.4)	—	(0.4)
Proceeds from available-for-sale securities	—	—	—	1.1	—	1.1
Net cash used in investing activities	—	—	(25.9)	0.5	—	(25.4)
Financing activities
Dividends paid on common shares	(18.8)	—	—	—	—	(18.8)
Dividends paid on redeemable convertible preferred shares	(7.8)	—	—	—	—	(7.8)
Intra-entity dividends paid	—	—	—	(63.6)	63.6	—
Repurchase of common shares	(60.0)	—	—	—	—	(60.0)
Repayments of term and bridge loans	—	—	(6.7)	—	—	(6.7)
Proceeds from revolving credit facility	—	—	40.0	—	—	40.0
Repayments of bank overdrafts	—	—	(13.9)	—	—	(13.9)
Other financing activities	(2.1)	—	—	—	—	(2.1)
Intra-entity activity, net	27.1	(4.9)	30.8	(53.0)	—	—
Net cash (used in) provided by financing activities	(61.6)	(4.9)	50.2	(116.6)	63.6	(69.3)
Cash and cash equivalents at beginning of period	1.7	0.1	150.5	72.8	—	225.1
(Decrease) increase in cash and cash equivalents	(0.4)	—	(43.7)	(22.7)	—	(66.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.3)	(0.1)	—	(4.4)
Cash and cash equivalents at end of period	$1.3	$0.1	$102.5	$50.0	$—	$153.9

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended April 29, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$4.9	$(20.9)	$72.8	$—	$56.8
Investing activities
Purchase of property, plant and equipment	—	—	(56.2)	—	—	(56.2)
Investment in subsidiaries	—	—	—	—	—	—
Purchase of available-for-sale securities	—	—	—	(0.7)	—	(0.7)
Proceeds from available-for-sale securities	—	—	—	0.3	—	0.3
Net cash used in investing activities	—	—	(56.2)	(0.4)	—	(56.6)
Financing activities
Dividends paid on common shares	(17.8)	—	—	—	—	(17.8)
Dividends paid on redeemable convertible preferred shares	(11.3)	—	—	—	—	(11.3)
Repayments of term loan	—	—	(4.5)	—	—	(4.5)
Proceeds from securitization facility	—	—	—	666.5	—	666.5
Repayments of securitization facility	—	—	—	(666.5)	—	(666.5)
Proceeds from revolving credit facility	—	—	128.0	—	—	128.0
Repayments of revolving credit facility	—	—	(121.0)	—	—	(121.0)
Proceeds from bank overdrafts	—	—	31.2	—	—	31.2
Other financing activities	(1.0)	—	—	—	—	(1.0)
Intra-entity activity, net	29.4	(4.9)	48.9	(73.4)	—	—
Net cash (used in) provided by financing activities	(0.7)	(4.9)	82.6	(73.4)	—	3.6
Cash and cash equivalents at beginning of period	1.7	0.1	70.3	26.6	—	98.7
(Decrease) increase in cash and cash equivalents	(0.7)	—	5.5	(1.0)	—	3.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.9)	0.1	—	(2.8)
Cash and cash equivalents at end of period	$1.0	$0.1	$72.9	$25.7	$—	$99.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including but not limited to our ability to implement Signet's transformation initiative, the effect of federal tax reform and adjustments relating to such impact on the completion of our quarterly and year-end financial statements, changes in interpretation or assumptions, and/or updated regulatory guidance regarding the U.S. tax reform, the benefits and outsourcing of the credit portfolio sale including technology disruptions, future financial results and operating results, the timing and expected completion of the second phase of the credit outsourcing, the impact of weather-related incidents on Signet’s business, the benefits and integration of R2Net, general economic conditions, potential regulatory changes or other developments following the United Kingdom’s announced intention to negotiate a formal exit from the European Union, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its brands, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet’s credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, the development and maintenance of Signet’s omni-channel retailing, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, an adverse decision in legal or regulatory proceedings, deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, including tax consequences related thereto, especially in view of the Company’s recent market valuation and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” section of Signet’s Fiscal 2018 Annual Report on Form 10-K filed with the SEC on April 2, 2018 and Part II, Item 1A of this Form 10-Q. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
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
During the first quarter of Fiscal 2019, the Company realigned its organizational structure. The new structure allows for further integration of operational and product development processes and support growth strategies. In accordance with this organizational change, the Company, with 3,528 stores and kiosks as of May 5, 2018, now manages its business by geography, a description of which follows:

•	The North America segment operated 2,886 locations in the US and 143 locations in Canada as of May 5, 2018.

◦
In the US, the segment primarily operates in malls and off-mall locations under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria of Jewelry and Jared Vault); and a variety of mall-based regional banners. Additionally, in the US, the segment operates mall-based kiosks under the Piercing Pagoda banner and the JamesAllen.com website (“James Allen”), which was acquired in the R2Net acquisition.

◦	In Canada, the segment primarily operates under the Peoples banner (Peoples Jewellers), as well as the Mappins Jewellers regional banner.

◦	The North America segment is entirely comprised of the Sterling Jewelers and Zale divisions reported under the Company’s previous reportable segment structure.

•
The International segment operated 499 stores in the United Kingdom, Republic of Ireland and Channel Islands as of May 5, 2018. The segment primarily operates in shopping malls and off-mall locations under the H.Samuel and Ernest Jones banners. The International segment is entirely comprised of the UK Jewelry division reported under the Company’s previous reportable segment structure.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the “Other” segment for financial reporting purposes. The Company’s diamond sourcing function includes its diamond polishing factory in Botswana. See Note 6 of Item 1 for additional information regarding the Company’s reportable segments.
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

(in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Cash and cash equivalents	$153.9	$225.1	$99.7
Loans and overdrafts	(72.3)	(44.0)	(131.5)
Long-term debt	(679.7)	(688.2)	(1,311.6)
Net debt	$(598.1)	$(507.1)	$(1,343.4)
2. Free cash flow
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

	13 weeks ended
(in millions)	May 5, 2018	April 29, 2017
Net cash provided by operating activities	$27.9	$56.8
Purchase of property, plant and equipment	(26.1)	(56.2)
Free cash flow	$1.8	$0.6

3.	Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA
EBITDA is a non-GAAP measure defined as earnings before interest and income taxes (operating income), depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. Adjusted EBITDA is a non-GAAP measure which further excludes the impact of significant and unusual items which management believes are not necessarily reflective of operational performance during a period. Management believes these financial measures are helpful to enhance investors’ ability to analyze trends in the business and evaluate performance relative to other companies. Management also utilizes these metrics to evaluate its current credit profile, which is a view consistent with rating agency methodologies.

	13 weeks ended
(in millions)	May 5, 2018	April 29, 2017
Net (loss) income	$(496.6)	$78.5
Income taxes	(85.9)	24.2
Other non-operating income	(0.6)	—
Interest expense, net	8.9	12.6
Depreciation and amortization	49.8	50.0
Amortization of unfavorable leases and contracts	(2.0)	(4.6)
EBITDA	$(526.4)	$160.7
Credit transaction, net	143.1	—
Restructuring charges	6.5	—
Goodwill and intangible impairments	448.7	—
Adjusted EBITDA	$71.9	$160.7

4.	Non-GAAP operating income
Non-GAAP operating income is a non-GAAP measure defined as operating (loss) income excluding the impact of significant and unusual items which management believes are not necessarily reflective of operational performance during a period. Management finds the information useful when analyzing financial results in order to appropriately evaluate the performance of the business without the impact of significant and unusual items. In particular, management believes the consideration of measures that exclude such expenses can assist in the comparison of operational performance in different periods which may or may not include such expenses.

	13 weeks ended
(in millions)	May 5, 2018	April 29, 2017
Operating (loss) income	$(574.2)	$115.3
Credit transaction, net	143.1	—
Restructuring charges	6.5	—
Goodwill and intangible impairments	448.7	—
Non-GAAP operating income	$24.1	$115.3

RESULTS OF OPERATIONS SUMMARY
The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2018 Annual Report on Form 10-K. Same store sales are based on sales from stores which have been open for at least 12 months. Same store sales also include e-commerce sales for the period and comparative figures from the anniversary of the launch of the relevant website.
Year to Date Summary

•	Same store sales: Down 0.1%.

•	Total sales: $1,480.6 million, increased 5.5%.

•
Operating (loss) income: $(574.2) million, down $689.5 million including the impact of a non-cash impairment charge related to goodwill and intangibles, loss recognized on held for sale non-prime receivables and restructuring charges.

Non-GAAP(1) operating income: $24.1 million.

•
Diluted (loss) earnings per share: $(8.48), including the impact of a non-cash impairment charge related to goodwill and intangibles of ($6.44), loss recognized on held for sale non-prime receivables of ($2.05) and restructuring charges of ($0.09).

•	Company continues to expect sale of non-prime receivables to close in second quarter of Fiscal 2019.

(1)	Non-GAAP measure.

	Year to Date
	Fiscal 2019		Fiscal 2018
(in millions)	$	% of sales	$	% of sales
Sales	$1,480.6	100.0%	$1,403.4	100.0%
Cost of sales	(995.8)	(67.3)	(912.2)	(65.0)
Gross margin	484.8	32.7	491.2	35.0
Selling, general and administrative expenses	(482.8)	(32.6)	(452.8)	(32.3)
Credit transaction, net	(143.1)	(9.7)	—	—
Restructuring charges	(6.5)	(0.4)	—	—
Goodwill and intangible impairments	(448.7)	(30.3)	—	—
Other operating income, net	22.1	1.5	76.9	5.5
Operating (loss) income	(574.2)	(38.8)	115.3	8.2
Interest expense, net	(8.9)	(0.5)	(12.6)	(0.9)
Other non-operating income	0.6	—	—	—
(Loss) income before income taxes	(582.5)	(39.3)	102.7	7.3
Income taxes	85.9	5.8	(24.2)	(1.7)
Net (loss) income	$(496.6)	(33.5)%	$78.5	5.6%
Dividends on redeemable convertible preferred shares	(8.2)	nm	(8.2)	nm
Net (loss) income attributable to common shareholders	$(504.8)	(34.1)%	$70.3	5.0%

nm	Not meaningful.
Year to date sales
Signet’s total sales increased 5.5% to $1,480.6 million compared to $1,403.4 million in the prior year. Total sales at constant exchange rates increased 4.3%. Signet’s same store sales decreased 0.1%, compared to a decrease of 11.5% in the prior year. The increase in total sales during the period were due to the addition of James Allen, which was acquired as part of R2Net acquisition in September 2017 (see Note 5 within Item 1 of this form 10-Q), a calendar shift due to the 53rd week in Fiscal 2018, the application of new revenue recognition accounting standards and foreign exchange translation benefits partially offset by the impact of net store closures and same store sales performance.
E-commerce sales in the first quarter, including James Allen, were $146.5 million, up $65.5 million or 80.9%, compared to $81.0 million in the prior year. James Allen sales were $53.3 million in the quarter, up 29.4% compared to the prior year quarter, and had a positive 85 basis point impact on total company same store sales. E-commerce sales increased across all segments and accounted for 9.9% of first quarter sales, up from 5.8% of total sales in the prior year first quarter.

The breakdown of the sales performance is set out in the table below:

	Change from previous year
Year to date Fiscal 2019	Same store sales(1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	(1.9)%	5.0%	3.1%	—%	3.1%	$583.2
Zales	8.9%	(1.0)%	7.9%	—%	7.9%	$298.1
Jared	(7.8)%	5.6%	(2.2)%	—%	(2.2)%	$267.5
Piercing Pagoda	7.2%	(0.5)%	6.7%	—%	6.7%	$74.4
James Allen(2)	29.4%					$53.3
Peoples	4.6%	(0.1)%	4.5%	4.4%	8.9%	$46.7
Regional banners	(11.2)%	(35.9)%	(47.1)%	0.2%	(46.9)%	$24.6
North America segment	0.6%	5.0%	5.6%	0.2%	5.8%	$1,347.8
H.Samuel	(5.4)%	(1.4)%	(6.8)%	11.1%	4.3%	$63.2
Ernest Jones	(7.9)%	2.6%	(5.3)%	11.1%	5.8%	$65.5
International segment	(6.7)%	0.6%	(6.1)%	11.2%	5.1%	$128.7
Other(3)						$4.1
Signet	(0.1)%	4.4%	4.3%	1.2%	5.5%	$1,480.6

(1)
The 53rd week in Fiscal 2018 has resulted in a shift in Fiscal 2019, as the fiscal year began a week later than the previous fiscal year. As such, same store sales for Fiscal 2019 are being calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales continue to be calculated based on the reported fiscal periods.

(2)	Same store sales presented for James Allen to provide comparative performance measure.

(3)	Includes sales from Signet’s diamond sourcing initiative.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Year to date	Fiscal 2019		Fiscal 2018		Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Kay		$492		$464	6.7%	2.7%	(6.7)%	(16.1)%
Zales		$491		$484	1.9%	2.1%	8.5%	(17.1)%
Jared		$653		$593	7.2%	6.1%	(13.4)%	(16.2)%
Piercing Pagoda		$67		$62	6.3%	6.9%	(1.0)%	(8.2)%
James Allen(3)		$3,709		$3,814	(2.8)%	na	33.4%	na
Peoples(4)	C$	455	C$	454	(0.9)%	7.8%	5.5%	(13.5)%
Regional banners		$490		$448	8.4%	5.7%	(16.3)%	(25.6)%
North America segment		$378		$347	5.0%	1.2%	(2.9)%	(14.1)%
H.Samuel(5)		£86		£83	3.6%	9.2%	(7.6)%	(14.1)%
Ernest Jones(5)		£371		£347	6.0%	16.7%	(11.3)%	(15.5)%
International segment(5)		£141		£136	2.9%	12.4%	(8.3)%	(14.4)%

(1)
Net merchandise sales within the North America segment include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

(2)
Net merchandise sales within the International segment include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

(3)	ATV presented for James Allen to provide comparative performance measure.

(4)	Amounts for Peoples stores are denominated in Canadian dollars.

(5)	Amounts for the International segment, including H.Samuel and Ernest Jones, are denominated in British pounds.

na	Not applicable as James Allen was acquired as part of R2Net acquisition in September 2017. See Note 5 for additional information.
North America sales
The North America segment’s total sales were $1,347.8 million compared to $1,274.4 million in the prior year, up 5.8%. Same store sales increased 0.6% compared to a decrease of 12.8% in the prior year. North America’s average transaction value ("ATV") increased 5.0%, while the number of transactions decreased 2.9%.

Same store sales results were positively impacted by 95 basis points due to James Allen sales growth and 195 basis points due to a planned shift in timing of promotions. Same store sales were negatively impacted by 115 basis points as a result of credit outsourcing transition issues. Same store sales increased at Zales and Piercing Pagoda by 8.9% and 7.2% respectively. Kay same store sales decreased 1.9%, including 430 basis point benefit from a planned shift in timing of promotions and Jared same store sales decreased 7.8%, including a negative impact of 180 basis points due to a planned shift in the timing of promotions. Bridal and Fashion sales increased in the quarter as they benefited from a greater percentage of newness in product assortment, offset by declines in the Other product category driven by a strategic reduction of owned brand beads. Bridal performance was driven by strength in solitaires, the Enchanted Disney Fine Jewelry, Neil Lane and Vera Wang Love collections partially offset by declines in the Ever Us collection. Fashion performance was primarily driven by gold jewelry items and new fashion rings.
International sales
The International segment’s total sales increased 5.1% to $128.7 million compared to $122.5 million in the prior year and decreased 6.1% at constant exchange rates. Same store sales decreased 6.7% compared to a decrease of 3.5% in the prior year. The decreases in same store sales were due primarily to lower sales in diamond jewelry and fashion watches, partially offset by higher sales in prestige watches and e-commerce. In the International segment, the ATV increased 2.9%, while the number of transactions decreased 8.3%.
Cost of sales and gross margin
In the year to date period, gross margin was $484.8 million or 32.7% of sales compared to $491.2 million or 35.0% of sales in the prior year comparable period. The decline in gross margin rate wase driven principally by a negative 60 basis point impact related to James Allen which carries a lower gross margin rate, a negative 70 basis point impact from the discontinuation of credit insurance, a negative 50 basis point impact from higher year over year bad debt expense, a negative 20 basis point impact from shifts of promotions into the first quarter and a negative 10 basis point impact related to adopting new accounting revenue recognition standards.
Selling, general and administrative expenses (“SGA”)
In the year to date period, SGA was $482.8 million or 32.6% of sales compared to $452.8 million or 32.3% of sales in prior year comparable period. The increase in dollars was primarily attributable to increased advertising expense of $12.0 million and a $9.0 million increase in incentive compensation expense, which included $6.0 million of one-time cash awards to non-managerial hourly team members. In addition, SGA was impacted by credit outsourcing costs of $24.5 million, which were partially offset by $12.4 million of savings related to in-house credit operations. Increases in SGA, including the impact of foreign exchange, were partially offset by transformation cost savings.
Credit transaction, net
In the year to date period, the Company recognized charges of $143.1 million as a result of entering into a definitive agreement to sell all eligible non-prime in-house accounts receivables. This included total valuation losses of $141.0 million representing adjustments to the asset fair value as a result of entering into the definitive agreement. This accounting treatment is required under US GAAP and will continue to occur until the transaction closes which is expected to occur in the second quarter of Fiscal 2019. In addition, the Company incurred other transaction-related costs of $2.1 million. See Note 4 of Item 1 for additional information.
Restructuring charge
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share gaining, OmniChannel jewelry category leader. Restructuring charges of $6.5 million were recognized in the 13 weeks ended May 5, 2018, primarily related to severance and professional fees for consulting services related to the Plan. See Note 7 of Item 1 for additional information.
Goodwill and intangible impairments
The Company recorded a non-cash goodwill and intangible asset impairment pre-tax charge of $448.7 million in the 13 weeks ended May 5, 2018 which will have no impact on the Company’s day to day operations or liquidity. The charge is related to the write down of goodwill and intangible assets recognized in the North America segment as part of the Zale Corporation acquisition, as well as goodwill associated with the acquisition of Ultra Stores, Inc. that has historically been included in our legacy Sterling division.
The decline in the Company’s market capitalization during the thirteen weeks ended May 5, 2018 created a triggering event for impairment assessment purposes. As part of the assessment, it was determined that an increase in the discount rate applied in the valuation was required. This higher discount rate, in conjunction with revised long-term projections associated with finalizing certain initial aspects of our Path to Brilliance transformation plan in the first quarter, resulted in lower than previously projected long-term future cash flows for these businesses, which required an adjustment to the goodwill and intangible asset balances. See Note 15 of Item 1 for additional information on the impairments.

Other operating income, net
In the year to date period, other operating income, net was $22.1 million or 1.5% of sales compared to $76.9 million or 5.5% of sales in the prior year period. The year-over-year decrease is primarily due to the sale of the prime accounts receivable in the third quarter of Fiscal 2018, which results in less interest income earned from a smaller receivable portfolio.
Operating (loss) income
In the year to date period, operating (loss) income was $(574.2) million or 38.8% of sales compared to $115.3 million or 8.2% of sales in the prior year. The operating income margin decline was driven by the goodwill and intangible impairment charge, a loss related to marking the non-prime receivables at fair value upon reclassification to held for sale including transaction costs, and restructuring charges due to severance and professional fees related to the Path to Brilliance transformation plan noted above. Additionally, the operating income margin decline was impacted by a $69 million impact from the credit outsourcing transaction due to the loss of finance charge income and higher bad debt expense, the impact of the discontinuation of credit insurance and higher SGA expense. These declines were partially offset by sales leverage and transformation cost savings. Signet’s operating income consisted of the following components:

	Year to date
	Fiscal 2019			Fiscal 2018
(in millions)	$		% of segment sales	$	% of segment sales
North America segment	$(537.3)	(1)	(39.9)%	$134.8	10.6%
International segment	(7.6)		(5.9)%	(2.5)	(2.0)%
Other	(29.3)	(2)	nm	(17.0)	nm
Operating (loss) income	$(574.2)		(38.8)%	$115.3	8.2%

(1)
Fiscal 2019 includes $448.7 million related to the goodwill and intangible impairments recognized during the first quarter and $141.0 million of charges related to the definitive agreements to sell all eligible non-prime in-house accounts receivable. See Notes 15 and 4, respectively, of Item 1 for additional information. Operating income was also negatively impacted by the sale of the prime accounts receivable in the third quarter of Fiscal 2018, which results in less interest income earned from a smaller receivable portfolio.

(2)
Fiscal 2019 includes restructuring charges of $6.5 million related to the “Signet Path to Brilliance” plan initiated in the current fiscal year and charges of $2.1 million related to credit transaction costs. See Note 4 and Note 7 of Item 1 for additional information.

nm	Not meaningful.
Interest expense, net
In the year to date period, net interest expense was $8.9 million compared to $12.6 million in the prior year. The weighted average interest rate for the Company’s debt outstanding in the current year was 3.8% compared to 3.1% in the prior year comparable period.
Income taxes
In the year to date period, income tax benefit was $85.9 million, an effective tax rate (“ETR”) of 14.8%, compared to income tax expense of $24.2 million, an ETR of 23.6% in the prior year comparable period.
The ETR for the first quarter is driven by the mix of pre-tax income by jurisdiction. The Company realized an ETR during the first quarter for Fiscal 2019 of 14.8% compared to 23.6% for Fiscal 2018 mainly due to the benefit of losses in the US recognized during the first quarter as well as the benefit from global reinsurance and financing arrangements, including certain intra-entity debt agreements which mature on various dates between fiscal year 2022 and 2027, partially offset by the unfavorable impact of the impairment of goodwill.
Earnings (loss) per share (“EPS”)
As discussed in Notes 8 and 10 of Item 1, the Company issued preferred shares on October 5, 2016 which include a cumulative dividend right and may be converted into common shares. The Company’s computation of diluted EPS includes the effect of potential common shares for outstanding awards issued under the Company’s share-based compensation plans and preferred shares upon conversion, if dilutive. In computing diluted EPS, the Company also adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the preferred shares.
For the year to date period, diluted EPS were a loss of $(8.48) compared to earnings of $1.03 in the prior year. The weighted average diluted number of common shares outstanding was 59.5 million compared to 68.2 million in the prior year. For the year to date periods of Fiscal 2019 and Fiscal 2018, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive. Diluted EPS for the first quarter of Fiscal 2019 includes a loss of $(6.44) related to the goodwill and intangible impairments, a loss of $(2.05) related to the impact of non-prime receivables which were reclassified as held for sale in the quarter and a loss of $(0.09) related to the Path to Brilliance transformation plan.

Dividends per share
In the year to date period, dividends of $0.37 per common share were declared by the Board of Directors compared to $0.31 in the prior year comparable period.
In the first quarter of Fiscal 2019 and Fiscal 2018, dividends of $12.50 per preferred share were declared by the Board of Directors.
LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the first quarter of Fiscal 2019 and Fiscal 2018:

	13 weeks ended
(in millions)	May 5, 2018	April 29, 2017
Net cash provided by operating activities	$27.9	$56.8
Net cash used in investing activities	(25.4)	(56.6)
Net cash (used in) provided by financing activities	(69.3)	3.6
(Decrease) increase in cash and cash equivalents	$(66.8)	$3.8

Cash and cash equivalents at beginning of period	$225.1	$98.7
(Decrease) increase in cash and cash equivalents	(66.8)	3.8
Effect of exchange rate changes on cash and cash equivalents	(4.4)	(2.8)
Cash and cash equivalents at end of period	$153.9	$99.7
Operating activities
Net cash provided by operating activities was $27.9 million compared to $56.8 million in the prior year comparable period.

•	Net loss was $496.6 million compared to net income of $78.5 million, a decrease of $575.1 million.

•	Non-cash goodwill and intangible impairment charges of $448.7 million were recorded related to an interim impairment assessment performed during the 13 weeks ended May 5, 2018.

•	Depreciation and amortization decreased $0.2 million to $49.8 million from $50.0 million in the prior year comparable period.

•
Cash provided by accounts receivable totaled $59.9 million, including $40.4 million generated by receivables held for investment, including in-house finance receivables prior to reclassification to held for sale, and $19.5 million related to the in-house finance receivable portfolio subsequent to the reclassification to held for sale. This compares to $132.0 million of cash provided by a decrease in accounts receivable in the prior year comparable period. The changes in accounts receivable are primarily driven by the North America in-house credit program.

During the first quarter of Fiscal 2019, the payment plans participation rate was 49.7% compared to 53.4% in the prior year comparable period. These rates reflect activity for in-house and outsourced credit program customers in North America, including legacy Sterling Jewelers, Zale Jewelry and Piercing Pagoda customers, as well as lease purchase customers. The decline in participation rate was driven by a continued trend of lower credit applications and a resulting lower number of approved credit applicants. The Company is expected to complete its transition to an outsourced credit structure during the second quarter of Fiscal 2019.

	13 weeks ended
	May 5, 2018	April 29, 2017
Total North America sales (excluding James Allen)(1) (millions)	$1,294.5	$1,274.4
Credit and lease purchase sales (millions)	$643.1	$681.0
Credit and lease purchase sales as % of total North America sales(1)(2)	49.7%	53.4%

(1)
Excludes James Allen sales totaling $53.3 million during the 13 weeks ended May 5, 2018 as in-house credit was not available to James Allen customers during the period. Additionally, see Note 5 of Item 1 for additional information regarding the acquisition of R2Net in September 2017.

(2)	See Note 13 of Item 1 for additional information.

Below is a summary of key statistics related to the North America credit program. The credit portfolio impact presented in the table reflects only the activity related to the legacy Sterling Jewelers customer in-house finance receivables, which is consistent with prior periods. Additionally, with the reclassification of the remaining in-house finance receivable portfolio to held for sale during the first quarter of Fiscal 2019, there will be no additional impact recognized in future periods. See Note 4 of Item 1 for additional information regarding the outsourcing of Signet’s credit portfolio, as well as Note 13 for additional information related to the in-house finance receivables recognized by the Company at the end of the first quarter of Fiscal 2019 and Fiscal 2018.

	13 weeks ended
Credit portfolio impact:	May 5, 2018	April 29, 2017
Net bad debt expense (millions)(1)	$(50.4)	$(42.6)
Late charge income (millions)	$10.3	$7.7
Interest income from in-house customer finance programs (millions)(2)	$21.4	$73.9
	$(18.7)	$39.0
(1)    Net bad expense is defined as the charge for the provision for bad debt less recoveries.

(2)	Primary component of other operating income, net, on the condensed consolidated income statements.

•
Cash used for inventory and inventory-related items was $162.4 million compared to cash provided of $17.7 million in the prior year comparable period. Total inventory as of May 5, 2018 was $2,429.0 million compared to the prior year comparable quarter balance of $2,432.4 million. Cash used for inventory increased by $180.1 million from prior year primarily due to investments in new merchandise related to bridal initiatives across banners.

•
Cash provided by accounts payable was $55.7 million compared to a cash used of $74.0 million in the prior year comparable period primarily driven by timing of payments made in connection with inventory purchases.

•
Cash provided by accrued expenses and other liabilities was $15.3 million compared to cash used of $77.7 million in the prior year comparable period primarily driven by the timing of payments associated with payroll-related items including incentive compensation and advertising.

Investing activities
Net cash used in investing activities in the 13 weeks ended May 5, 2018 was $25.4 million compared to $56.6 million in the prior year comparable period. Cash used in each period was primarily for capital additions associated with new store and remodels of existing stores, as well as capital investments in IT.
Stores opened and closed in the 13 weeks ended May 5, 2018:

Store count by banner	February 3, 2018	Openings	Closures	May 5, 2018
Kay	1,247	8	(7)	1,248
Zales	704	1	(5)	700
Peoples	129	1	(2)	128
Jared	274	—	(2)	272
Piercing Pagoda	598	—	(7)	591
Regional banners	100	—	(10)	90
North America segment(1)	3,052	10	(33)	3,029
H.Samuel	301	—	(4)	297
Ernest Jones	203	—	(1)	202
International segment(1)	504	—	(5)	499
Signet	3,556	10	(38)	3,528

(1)	The annual net change in selling square footage for Fiscal 2018 for the North America and International segments were (1.9%) and (0.4%), respectively.
Planned store count changes for Fiscal 2019:
During Fiscal 2019, Signet expects net store closures of approximately 200 stores, as part of the three-year Signet Path to Brilliance transformation plan. Store closures are primarily focused on reducing the Company’s mall-based exposure and exiting regional brands.

Financing activities
Net cash used in financing activities in the 13 weeks ended May 5, 2018 was $69.3 million, comprised primarily of $60.0 million for the repurchase of common shares, $26.6 million for dividend payments on common and preferred shares, and $20.6 million for the repayments of bank overdrafts and the term loan. Offsetting the cash used for the share repurchases, dividend payments and debt repayment was $40.0 million of net proceeds drawn on the revolving credit facility.
Net cash provided by financing activities in the 13 weeks ended April 29, 2017 was $3.6 million, comprised primarily of $38.2 million of proceeds from short-term borrowings and the revolving credit facility, offset in part by $4.5 million of principal payments on the term loan, as well as $29.1 million for dividend payments on common and preferred shares.
Details of the major items within financing activities are discussed below:
Share repurchases
The Company’s share repurchase activity was as follows:

Year to date		Fiscal 2019			Fiscal 2018
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	0.2	$9.4	$38.86	n/a	n/a	n/a
2016 Program(2)	$1,375.0	1.3	$50.6	$39.76	—	$—	$—
Total		1.5	$60.0	$39.62	—	$—	$—

(1)	The 2017 Program had $590.6 million remaining as of May 5, 2018.

(2)	The 2016 Program was completed in March 2018.

n/a	Not applicable as the 2017 Program was authorized by the Board of Directors in June 2017.
Dividends on common shares
Dividends declared on common shares during the 13 weeks ended May 5, 2018 and April 29, 2017 were as follows:

	Fiscal 2019		Fiscal 2018
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter(1)	$0.37	$21.8	$0.31	$21.3

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 5, 2018 and April 29, 2017, $21.8 million and $21.3 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared on common shares for the first quarter of Fiscal 2019 and Fiscal 2018, respectively.

Dividends on preferred shares
Dividends declared on preferred shares during the 13 weeks ended May 5, 2018 and April 29, 2017 were as follows:

	Fiscal 2019	Fiscal 2018
(in millions)	Total cash dividends	Total cash dividends
First quarter (1)	$7.8	$7.8

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 5, 2018 and April 29, 2017, $7.8 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the first quarter of Fiscal 2019 and Fiscal 2018.

There were no cumulative undeclared dividends on the preferred shares that reduced net (loss) income attributable to common shareholders during the 13 weeks ended May 5, 2018 or the 13 weeks ended April 29, 2017. See Note 8 of Item 1 for additional information regarding the dividend rights of preferred shareholders.
Movement in cash and indebtedness
Cash and cash equivalents at May 5, 2018 were $153.9 million compared to $99.7 million as of April 29, 2017. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.

At May 5, 2018, Signet had $758.7 million of outstanding debt, comprised of $398.9 million of senior unsecured notes, $319.5 million on a term loan facility, $40.0 million on a revolving credit facility and $0.3 million of bank overdrafts. During the 13 weeks ended May 5, 2018, $6.7 million in principal payments were made on the term loan,
At April 29, 2017, Signet had $1,451.3 million of outstanding debt, comprised of $398.8 million of senior unsecured notes, $600.0 million on an asset-backed securitization facility, $344.1 million on a term loan facility, $63.0 million on the revolving credit facility and $45.4 million of bank overdrafts. During the 13 weeks ended April 29, 2017, $4.5 million in principal payments were made on the term loan.
The Company had stand-by letters of credit outstanding of $14.5 million and $15.3 million as of May 5, 2018 and April 29, 2017, respectively, that reduce remaining availability under the revolving credit facility.
Net debt was $598.1 million as of May 5, 2018 compared to $1,343.4 million as of April 29, 2017; see non-GAAP measures discussed above.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of May 5, 2018 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 3, 2018, filed with the SEC on April 2, 2018.
SEASONALITY
Signet’s sales are seasonal, with the fourth quarter accounting for almost 40% of annual sales, with December being by far the most important month of the year. The “Holiday Season” consists of results for the months of November and December. As a result, approximately 45% to 55% of Signet’s annual operating income normally occurs in the fourth quarter, comprised of approximately 40% to 45% of the annual operating income in North America and nearly all of the annual operating income in the International segment. In Fiscal 2019, the Company expects all of its annual operating income to be generated in the fourth quarter of Fiscal 2019 due to the timing and impacts of the Company’s strategic credit outsourcing and transformation initiatives.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, indefinite-lived intangible assets, depreciation and amortization of long-lived assets, as well as accounting for business combinations. Management bases the estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC on April 2, 2018.
As disclosed in Note 15 of Item 1, due to a sustained decline in the Company’s market capitalization during the 13 weeks ended May 5, 2018, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite-lived intangible assets. As a result of the interim impairment assessment, the Company recognized pre-tax impairment charges totaling $448.7 million in the 13 weeks ended May 5, 2018. Subsequent to the impairment, the estimated fair value of the reporting units and indefinite-lived trade names continues to exceed the carrying values. However, the Company will continue to monitor the market valuation of the Company’s common shares, sales trends, interest rates, and other key inputs to the estimates of fair value. A further decline in the key inputs, especially sales trends used in the valuation of trade names, may result in an impairment charge.
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
As certain of the International segment’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet also hedges a significant portion of forecasted merchandise purchases using commodity forward contracts. Additionally, the North America segment occasionally enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with purchases for our Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties.

Signet has significant amounts of cash and cash equivalents invested at several financial institutions. The amount invested at each financial institution takes into account the long-term credit rating and size of the financial institution. The interest rates earned on cash and cash equivalents will fluctuate in line with short-term interest rates.
Signet’s market risk profile as of May 5, 2018 has not materially changed since February 3, 2018. The market risk profile as of February 3, 2018 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on April 2, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 5, 2018.
Changes in internal control over financial reporting
During the first quarter of Fiscal 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 21 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the remaining risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2018 Annual Report on Form 10-K, filed with the SEC on April 2, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the first quarter of Fiscal 2019:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 4, 2018 to March 3, 2018	15,622	$50.94	—	$650,586,636
March 4, 2018 to March 31, 2018	1,515,397	$39.62	1,514,399	$590,586,635
April 1, 2018 to May 5, 2018	23,233	$39.43	—	$590,586,635
Total	1,554,252	$39.73	1,514,399	$590,586,635

(1)
Includes 39,853 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
In February 2016 and August 2016, the Board of Directors authorized the repurchase of Signet's common shares for a combined total of $1,375.0 million (the “2016 Program”). In June 2017, the Board of Directors authorized a new program to repurchase $600.0 million of Signet’s common shares (the “2017 Program”). The 2016 Program was completed in March 2018. The 2017 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

10.1*	Separation Agreement dated February 23, 2018 between Sterling Jewelers Inc and George Murray.

10.2
Receivables Sale and Purchase Agreement, by and among Sterling Jewelers Inc., Zale Delaware, Inc., Signet Jewelers Limited and CLSIG Acquisition Trust, dated April 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2018).

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

Signet Jewelers Limited

Date:	June 12, 2018	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)