Form 10-Q
period 2018-11-03
SIGNET JEWELERS LTD
filed 2018-12-07
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 3, 2018 or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Shares, $0.18 par value, 51,912,259 shares as of November 30, 2018

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017	Notes
Sales	$1,191.7	$1,156.9	$4,092.4	$3,959.9	6
Cost of sales	(820.5)	(835.8)	(2,746.2)	(2,689.7)
Restructuring charges - cost of sales	—	—	(63.2)	—	7
Gross margin	371.2	321.1	1,283.0	1,270.2
Selling, general and administrative expenses	(410.3)	(375.9)	(1,337.9)	(1,237.7)
Credit transaction, net	(0.4)	(12.2)	(167.4)	2.6	4
Restructuring charges	(9.5)	—	(35.6)	—	7
Goodwill and intangible impairments	—	—	(448.7)	—	15
Other operating income, net	0.2	72.5	25.5	221.3
Operating income (loss)	(48.8)	5.5	(681.1)	256.4	6
Interest expense, net	(10.6)	(16.6)	(28.9)	(42.7)
Other non-operating income	0.3	—	1.4	—
Income (loss) before income taxes	(59.1)	(11.1)	(708.6)	213.7
Income taxes	29.2	7.2	159.1	(45.7)	12
Net income (loss)	$(29.9)	$(3.9)	$(549.5)	$168.0
Dividends on redeemable convertible preferred shares	(8.2)	(8.2)	(24.6)	(24.6)	9
Net income (loss) attributable to common shareholders	$(38.1)	$(12.1)	$(574.1)	$143.4

Earnings (loss) per common share:
Basic	$(0.74)	$(0.20)	$(10.31)	$2.24	10
Diluted	$(0.74)	$(0.20)	$(10.31)	$2.24	10
Weighted average common shares outstanding:
Basic	51.5	60.1	55.7	64.0	10
Diluted	51.5	60.1	55.7	64.1	10

Dividends declared per common share	$0.37	$0.31	$1.11	$0.93	9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	November 3, 2018			October 28, 2017
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$(29.9)			$(3.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2.5)	$—	(2.5)	$(6.5)	$—	(6.5)
Available-for-sale securities:
Unrealized gain (loss) (1)	—	—	—	(0.2)	—	(0.2)
Cash flow hedges:
Unrealized gain	3.1	(0.8)	2.3	1.3	(0.4)	0.9
Reclassification adjustment for gains to net income	(0.6)	0.1	(0.5)	(0.8)	0.2	(0.6)
Pension plan:
Actuarial loss	—	—	—	(1.1)	0.2	(0.9)
Reclassification adjustment to net income for amortization of actuarial losses	0.3	(0.1)	0.2	0.7	(0.1)	0.6
Reclassification adjustment to net income for amortization of net prior service credits	—	—	—	(0.4)	—	(0.4)
Net curtailment gain and settlement loss	—	—	—	(3.7)	0.7	(3.0)
Total other comprehensive income (loss)	$0.3	$(0.8)	$(0.5)	$(10.7)	$0.6	$(10.1)
Total comprehensive income (loss)			$(30.4)			$(14.0)

	39 weeks ended
	November 3, 2018			October 28, 2017
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$(549.5)			$168.0
Other comprehensive income (loss):
Foreign currency translation adjustments	$(39.5)	$—	(39.5)	$18.6	$—	18.6
Available-for-sale securities:
Unrealized gain (loss) (1)	0.4	(0.1)	0.3	0.6	(0.3)	0.3
Impact from adoption of new accounting pronouncements (2)	(1.1)	0.3	(0.8)	—	—	—
Cash flow hedges:
Unrealized gain	0.7	0.1	0.8	4.5	(1.8)	2.7
Reclassification adjustment for gains to net income	(1.5)	0.5	(1.0)	(4.1)	1.0	(3.1)
Pension plan:
Actuarial loss	(8.0)	1.5	(6.5)	(1.1)	0.2	(0.9)
Reclassification adjustment to net income for amortization of actuarial losses	0.6	(0.1)	0.5	2.2	(0.4)	1.8
Reclassification adjustment to net income for amortization of net prior service credits	—	—	—	(1.3)	0.2	(1.1)
Net curtailment gain and settlement loss	—	—	—	(3.7)	0.7	(3.0)
Total other comprehensive income (loss)	$(48.4)	$2.2	$(46.2)	$15.7	$(0.4)	$15.3
Total comprehensive income (loss)			$(595.7)			$183.3

(1)
During the 13 and 39 weeks ended November 3, 2018, amounts represent unrealized gains (losses) related to the Company’s available-for-sale debt securities. During the 13 and 39 weeks ended October 28, 2017, amounts represent unrealized gains and losses related to the Company’s available-for-sale debt and equity securities.

(2)
Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity securities as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	November 3, 2018	February 3, 2018	October 28, 2017	Notes
Assets
Current assets:
Cash and cash equivalents	$130.7	$225.1	$113.4
Accounts receivable, held for sale	4.8	—	—	4
Accounts receivable, net	9.3	692.5	640.1	13
Other receivables	58.3	87.2	80.3
Other current assets	159.9	158.2	145.0
Income taxes	—	2.6	17.3
Inventories	2,647.1	2,280.5	2,466.1	14
Total current assets	3,010.1	3,446.1	3,462.2
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,283.4, $1,197.6 and $1,162.7, respectively	810.4	877.9	855.1
Goodwill	509.0	821.7	867.1	15
Intangible assets, net	340.2	481.5	410.4	15
Other assets	168.6	171.2	169.1
Deferred tax assets	36.2	1.4	1.3
Retirement benefit asset	33.0	39.8	35.5
Total assets	$4,907.5	$5,839.6	$5,800.7
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$322.6	$44.0	$291.8	18
Accounts payable	339.6	237.0	324.9
Accrued expenses and other current liabilities	431.3	448.0	430.5
Deferred revenue	253.1	288.6	270.3	3
Income taxes	19.1	19.6	—
Total current liabilities	1,365.7	1,037.2	1,317.5
Non-current liabilities:
Long-term debt	660.4	688.2	696.8	18
Other liabilities	233.2	239.6	244.4
Deferred revenue	671.7	668.9	646.1	3
Deferred tax liabilities	12.7	92.3	143.8
Total liabilities	2,943.7	2,726.2	3,048.6
Commitments and contingencies				21
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (February 3, 2018 and October 28, 2017: 0.625 shares outstanding)	614.8	613.6	613.1	8
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 51.9 shares outstanding (February 3, 2018: 60.5 outstanding; October 28, 2017: 60.4 outstanding)	15.7	15.7	15.7
Additional paid-in capital	294.2	290.2	285.6
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 35.3 shares (February 3, 2018: 26.7 shares; October 28, 2017: 26.8 shares)	(2,418.0)	(1,942.1)	(1,945.2)	9
Retained earnings	3,763.5	4,396.2	4,074.9
Accumulated other comprehensive loss	(306.8)	(260.6)	(292.4)	11
Total shareholders’ equity	1,349.0	2,499.8	2,139.0
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$4,907.5	$5,839.6	$5,800.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(in millions)	November 3, 2018	October 28, 2017
Cash flows from operating activities
Net income (loss)	$(549.5)	$168.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138.4	147.1
Amortization of unfavorable leases and contracts	(5.9)	(10.8)
Pension benefit	(0.7)	(3.6)
Share-based compensation	15.5	11.0
Deferred taxation	(113.2)	41.7
Credit transaction, net	160.4	(30.9)
Goodwill and intangible impairments	448.7	—
Restructuring charges	80.2	—
Amortization of debt discount and issuance costs	1.5	3.2
Other non-cash movements	(4.1)	1.5
Changes in operating assets and liabilities:
Decrease in accounts receivable held for investment	37.6	286.1
Decrease in accounts receivable held for sale	17.5	—
Proceeds from sale of in-house finance receivables	445.5	960.2
Decrease in other assets and other receivables	31.9	17.1
(Increase) decrease in inventories	(456.6)	4.6
Increase in accounts payable	106.5	39.7
Decrease in accrued expenses and other liabilities	(7.3)	(5.4)
Decrease in deferred revenue	(31.8)	(29.5)
Increase (decrease) in income taxes payable	2.0	(115.3)
Pension plan contributions	(3.1)	(2.4)
Net cash provided by operating activities	313.5	1,482.3
Investing activities
Purchase of property, plant and equipment	(93.4)	(166.1)
Proceeds from sale of assets	5.5	—
Purchase of available-for-sale securities	(0.6)	(1.7)
Proceeds from sale of available-for-sale securities	9.0	0.9
Acquisition of R2Net Inc., net of cash acquired	—	(332.4)
Net cash used in investing activities	(79.5)	(499.3)
Financing activities
Dividends paid on common shares	(59.8)	(57.7)
Dividends paid on redeemable convertible preferred shares	(23.4)	(26.9)
Repurchase of common shares	(485.0)	(460.0)
Proceeds from term loans	—	350.0
Repayments of term loans	(22.3)	(365.7)
Proceeds from securitization facility	—	1,745.9
Repayments of securitization facility	—	(2,345.9)
Proceeds from revolving credit facility	698.0	605.0
Repayments of revolving credit facility	(416.0)	(405.0)
Repayments of bank overdrafts	(10.1)	(5.9)
Other financing activities	(2.1)	(4.5)
Net cash used in financing activities	(320.7)	(970.7)
Cash and cash equivalents at beginning of period	225.1	98.7
(Decrease) increase in cash and cash equivalents	(86.7)	12.3
Effect of exchange rate changes on cash and cash equivalents	(7.7)	2.4
Cash and cash equivalents at end of period	$130.7	$113.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 3, 2018	$15.7	$290.2	$0.4	$(1,942.1)	$4,396.2	$(260.6)	$2,499.8
Impact from adoption of new accounting pronouncements(1)	—	—	—	—	0.8	(0.8)	—
Net loss	—	—	—	—	(549.5)	—	(549.5)
Other comprehensive income	—	—	—	—	—	(45.4)	(45.4)
Dividends on common shares	—	—	—	—	(60.2)	—	(60.2)
Dividends on redeemable convertible preferred shares	—	—	—	—	(24.6)	—	(24.6)
Repurchase of common shares	—	—	—	(485.0)	—	—	(485.0)
Net settlement of equity based awards	—	(11.5)	—	9.1	0.8	—	(1.6)
Share-based compensation expense	—	15.5	—	—	—	—	15.5
Balance at November 3, 2018	$15.7	$294.2	$0.4	$(2,418.0)	$3,763.5	$(306.8)	$1,349.0

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
Signet’s sales are seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales, with December being by far the highest volume month of the year. The “Holiday Season” consists of results for the months of November and December. As a result of our strategic credit outsourcing and transformation initiatives, we anticipate our operating profit will be almost entirely generated in the fourth quarter. In Fiscal 2019, the Company expects to recognize an annual operating loss as a result of goodwill and intangible asset impairments recognized during the first quarter, as well as the impacts of the Company’s strategic credit outsourcing and transformation initiatives.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2019 and Fiscal 2018 refer to the 52 week period ending February 2, 2019 and the 53 week period ending February 3, 2018, respectively. Within these condensed consolidated financial statements, the third quarter of the relevant fiscal years 2019 and 2018 refer to the 13 weeks ended November 3, 2018 and October 28, 2017, respectively.

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
As a result of the adoption, the Company identified that the new standard required the Company to adjust its presentation related to customer trade-ins, accounting for returns reserves and treatment of the amortization of certain bonus and profit-sharing arrangements related to third-party credit card programs. Since the adoption of ASU No. 2014-09, the fair value of customer trade-ins is considered non-cash consideration when determining the transaction price, and therefore classified as revenue rather than its previous classification as a reduction to cost of goods sold. Also, the Company records its sales return reserve within separate refund liability and asset for recovery accounts within other current asset and liabilities, respectively. Further, subsequent amortization of certain signing bonuses and receipt of funds in connection with economic profit sharing arrangements will be recognized as a component of sales rather than as an offset to selling, general and administrative expense. The change in balance classification and change in amortization treatment were immaterial to the Company’s consolidated financial statements. See additional required disclosures within Note 3. During the 13 and 39 weeks ended November 3, 2018, an additional $27.6 million and $76.0 million, respectively, of revenue was recognized primarily for non-cash consideration from customer trade-ins due to the adoption of ASU No. 2014-09.
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

ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, issued August 2018.
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

ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, issued August 2018.

Modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans and clarifies the disclosure requirements regarding projected benefit obligations and accumulated benefit obligations. The ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted.

3. Revenue recognition
The following tables provide the Company’s revenue, disaggregated by major product and channel, for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017:

	13 weeks ended November 3, 2018				13 weeks ended October 28, 2017
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$514.6	$51.9	$—	$566.5	$497.3	$59.4	$—	$556.7
Fashion	332.5	23.6	—	356.1	319.1	19.8	—	338.9
Watches	45.7	41.2	—	86.9	44.9	41.2	—	86.1
Other(1)	171.5	4.6	6.1	182.2	161.0	8.0	6.2	175.2
Total sales	$1,064.3	$121.3	$6.1	$1,191.7	$1,022.3	$128.4	$6.2	$1,156.9

	39 weeks ended November 3, 2018				39 weeks ended October 28, 2017
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$1,730.2	$159.3	$—	$1,889.5	$1,614.6	$165.1	$—	$1,779.7
Fashion	1,223.4	76.7	—	1,300.1	1,209.9	74.8	—	1,284.7
Watches	156.7	127.1	—	283.8	155.1	121.7	—	276.8
Other(1)	588.5	18.4	12.1	619.0	579.3	21.2	18.2	618.7
Total sales	$3,698.8	$381.5	$12.1	$4,092.4	$3,558.9	$382.8	$18.2	$3,959.9

(1)	Other revenue primarily includes gift, beads and other miscellaneous jewelery sales, repairs, warranty and other miscellaneous non-jewelry sales.

	13 weeks ended November 3, 2018				13 weeks ended October 28, 2017
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$952.1	$108.5	$—	$1,060.6	$952.7	$117.3	$—	$1,070.0
E-commerce(1)	112.2	12.8	—	125.0	69.6	11.1	—	80.7
Other	—	—	6.1	6.1	—	—	6.2	6.2
Total sales	$1,064.3	$121.3	$6.1	$1,191.7	$1,022.3	$128.4	$6.2	$1,156.9

	39 weeks ended November 3, 2018				39 weeks ended October 28, 2017
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$3,316.0	$342.5	$—	$3,658.5	$3,347.5	$350.3	$—	$3,697.8
E-commerce(1)	382.8	39.0	—	421.8	211.4	32.5	—	243.9
Other	—	—	12.1	12.1	—	—	18.2	18.2
Total sales	$3,698.8	$381.5	$12.1	$4,092.4	$3,558.9	$382.8	$18.2	$3,959.9

(1)
North America includes $52.5 million and $160.2 million in the 13 and 39 weeks ended November 3, 2018, respectively, from James Allen which was acquired during the third quarter of Fiscal 2018. In the 13 and 39 weeks ended October 28, 2017, North America includes James Allen sales of $23.7 million for the 47 day period since the date of acquisition. See Note 5 for additional information regarding the acquisition.

For the majority of the Company’s transactions, revenue is recognized when there is persuasive evidence of an arrangement, products have been delivered or services have been rendered, the sale price is fixed and determinable, and collectability is reasonably assured. The Company’s revenue streams and their respective accounting treatments are discussed below.
Merchandise sales and repairs
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
Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. Unamortized deferred selling costs as of November 3, 2018, February 3, 2018 and October 28, 2017 were as follows:

(in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Deferred ESP selling costs
Other current assets	$30.0	$30.9	$29.3
Other assets	87.1	89.5	86.0
Total deferred ESP selling costs	$117.1	$120.4	$115.3

The North America segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated pattern of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 17 years of the sale of the warranty contract. During the third quarter of Fiscal 2019 review of actual claims experience associated with lifetime ESP sold, a shift in claims trends was identified away from the earlier years of the plans. Although claims experience varies between our national banners, thereby resulting in different recognition rates, approximately 55% of revenue is recognized within the first two years on a weighted average basis (February 3, 2018: 58%).
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
Deferred revenue
Deferred revenue is comprised primarily of ESP and sale voucher promotions and other as follows:

(in millions)	November 3, 2018	February 3, 2018	October 28, 2017
ESP deferred revenue	$892.8	$916.1	$882.8
Voucher promotions and other	32.0	41.4	33.6
Total deferred revenue	$924.8	$957.5	$916.4

Disclosed as:
Current liabilities	$253.1	$288.6	$270.3
Non-current liabilities	671.7	668.9	646.1
Total deferred revenue	$924.8	$957.5	$916.4

	13 weeks ended		39 weeks ended
(in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
ESP deferred revenue, beginning of period	$906.6	$902.2	$916.1	$905.6
Plans sold(1)	72.3	72.9	259.2	266.3
Revenue recognized	(86.1)	(92.3)	(282.5)	(289.1)
ESP deferred revenue, end of period	$892.8	$882.8	$892.8	$882.8

(1)	Includes impact of foreign exchange translation.

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
Receivables reclassification: In March 2018, the eligible non-prime in-house accounts receivables that met the criteria for sale were reclassified from "held for investment" to "held for sale" on the condensed consolidated balance sheet. Accordingly, the receivables were recorded at the lower of cost (par) or fair value as of the date of the reclassification with subsequent adjustments to the asset fair value as required through the closing date of the transaction. During the 39 weeks ended November 3, 2018, total valuation losses of $160.4 million were recorded within credit transaction, net in the condensed consolidated income statement.
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

Expenses: During the 13 and 39 weeks ended November 3, 2018, the Company incurred $0.4 million and $7.0 million, respectively, of transaction-related costs, which were recorded within credit transaction, net in the condensed consolidated income statement.
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

	13 weeks ended		39 weeks ended
(in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Sales:
North America segment	$1,064.3	$1,022.3	$3,698.8	$3,558.9
International segment	121.3	128.4	381.5	382.8
Other	6.1	6.2	12.1	18.2
Total sales	$1,191.7	$1,156.9	$4,092.4	$3,959.9

Operating (loss) income:
North America segment(1)	$(19.5)	$53.8	$(561.0)	$350.2
International segment(2)	(4.4)	(1.7)	(18.1)	(1.9)
Other(3)	(24.9)	(46.6)	(102.0)	(91.9)
Total operating (loss) income	$(48.8)	$5.5	$(681.1)	$256.4

(1)
Operating (loss) income during the 39 weeks ended November 3, 2018 includes $448.7 million, $53.7 million and $160.4 million related to the goodwill and intangible impairments recognized, inventory charges recorded in conjunction with the Company’s restructuring activities, and valuation losses related to the sale of eligible non-prime in-house accounts receivable, respectively. See Note 15, Note 7 and Note 4 for additional information.

(2)
Operating (loss) income during the 39 weeks ended November 3, 2018 includes $3.8 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. See Note 7 for additional information.

(3)
Operating (loss) income during the 13 weeks ended November 3, 2018 includes $9.5 million and $0.4 million related to charges recorded in conjunction with the Company’s restructuring activities and transaction costs associated with the sale of the non-prime in-house accounts receivable, respectively. Operating (loss) income during the 39 weeks ended November 3, 2018 includes $41.3 million and $7.0 million related to charges recorded in conjunction with the Company’s restructuring activities, including inventory charges, and transaction costs associated with the sale of the non-prime in-house accounts receivable, respectively. See Note 7 and Note 4 for additional information.

(in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Total assets:
North America segment	$4,428.6	$5,309.0	$5,284.8
International segment	387.1	420.3	404.8
Other	91.8	110.3	111.1
Total assets	$4,907.5	$5,839.6	$5,800.7
7. Restructuring Plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share-gaining, OmniChannel jewelry category leader. The Plan is expected to result in pre-tax charges in the range of $170 million - $190 million over the duration of the plan of which $80 million - $95 million are expected to be cash charges. In Fiscal 2019, the Company's preliminary estimates for pre-tax charges related to cost reduction activities and inventory charges ranges from $129 million - $134 million, of which $40 million - $45 million are expected to be cash charges. Signet also expects a net reduction in net selling square footage of 5.0% related to a net reduction in stores in Fiscal 2019.
Restructuring charges of $9.5 million were recognized in the 13 weeks ended November 3, 2018 primarily related to store closure costs, professional fees for legal and consulting services, and severance related to the Plan. Restructuring charges of $98.8 million were recognized in the 39 weeks ended November 3, 2018 primarily related to inventory charges associated with discontinued brands and collections, professional fees for legal and consulting services, severance and impairment of information technology assets related to the Plan. No Plan liabilities were recorded as of November 3, 2018.

Restructuring charges and other Plan related costs are classified in the condensed consolidated income statements as follows:

		13 weeks ended		39 weeks ended
(in millions)	Income statement location	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Inventory charges(1)	Restructuring charges - cost of sales	$—	$—	$63.2	$—
Other Plan related expenses	Restructuring charges	9.5	—	35.6	—
Total Signet Path to Brilliance Plan expenses		$9.5	$—	$98.8	$—

(1)	See Note 14 for additional information related to inventory and inventory reserves.
8. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Convertible Preference Shares (“preferred shares”) to certain affiliates of Leonard Green & Partners, L.P., (the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears. Refer to Note 9 for additional discussion of the Company’s dividends on preferred shares.

(in millions, except conversion rate and conversion price)	November 3, 2018	February 3, 2018	October 28, 2017
Conversion rate	11.1190	10.9409	10.7707
Conversion price	$89.9361	$91.4002	$92.8445
Potential impact of preferred shares if-converted to common shares	6.9	6.8	6.7
Liquidation preference	$632.8	$632.8	$632.8
In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the preferred shares carrying value, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $3.5 million as of November 3, 2018 (February 3, 2018 and October 28, 2017: $2.3 million and $1.8 million, respectively).
Accretion of $0.4 million and $1.2 million was recorded to preferred shares in the condensed consolidated balance sheets during the 13 and 39 weeks ended November 3, 2018, respectively ($0.4 million and $1.2 million for the 13 and 39 weeks ended October 28, 2017, respectively).
9. Shareholders’ equity
Share repurchases
Common shares repurchased during the 39 weeks ended November 3, 2018 and October 28, 2017 were as follows:

		39 weeks ended November 3, 2018			39 weeks ended October 28, 2017
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	7.5	$434.4	$57.64	n/a	n/a	n/a
2016 Program(2)	$1,375.0	1.3	$50.6	$39.76	8.1	$460.0	$56.91
Total		8.8	$485.0	$55.06	8.1	$460.0	$56.91

(1)	The 2017 Program had $165.6 million remaining as of November 3, 2018.

(2)	The 2016 Program was completed in March 2018.

n/a	Not applicable.

Dividends on common shares
Dividends declared on common shares during the 39 weeks ended November 3, 2018 and October 28, 2017 were as follows:

	Fiscal 2019		Fiscal 2018
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.37	$21.8	$0.31	$21.3
Second quarter	0.37	19.2	0.31	18.7
Third quarter(1)	0.37	19.2	0.31	18.7
Total	$1.11	$60.2	$0.93	$58.7

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of November 3, 2018 and October 28, 2017, $19.2 million and $18.7 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the third quarter of Fiscal 2019 and Fiscal 2018, respectively.

Dividends on preferred shares
Dividends declared on preferred shares during the 39 weeks ended November 3, 2018 and October 28, 2017 were as follows:

	Fiscal 2019	Fiscal 2018
(in millions)	Total cash dividends	Total cash dividends
First quarter	$7.8	$7.8
Second quarter	7.8	7.8
Third quarter(1)	7.8	7.8
Total	$23.4	$23.4

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of November 3, 2018 and October 28, 2017, $7.8 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the third quarter of Fiscal 2019 and Fiscal 2018, respectively.

There were no cumulative undeclared dividends on the preferred shares that reduced net income (loss) attributable to common shareholders during the 13 and 39 weeks ended November 3, 2018 or October 28, 2017. In addition, deemed dividends of $0.4 million and $1.2 million related to accretion of issuance costs associated with the preferred shares was recognized during the 13 and 39 weeks ended November 3, 2018, respectively ($0.4 million and $1.2 million for the 13 and 39 weeks ended October 28, 2017, respectively). See Note 8 for additional discussion of the Company’s preferred shares.
10. Earnings (loss) per common share (“EPS”)
During Fiscal 2019, basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Numerator:
Net income (loss) attributable to common shareholders	$(38.1)	$(12.1)	$(574.1)	$143.4
Denominator:
Weighted average common shares outstanding	51.5	60.1	55.7	64.0
EPS – basic	$(0.74)	$(0.20)	$(10.31)	$2.24
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares, restricted stock units and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which preferred shares are dilutive, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net (loss) income attributable to common shareholders. See Note 8 for additional discussion of the Company’s preferred shares.

The computation of diluted EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Numerator:
Net income (loss) attributable to common shareholders	$(38.1)	$(12.1)	$(574.1)	$143.4
Numerator for diluted EPS	$(38.1)	$(12.1)	$(574.1)	$143.4

Denominator:
Weighted average common shares outstanding	51.5	60.1	55.7	64.0
Plus: Dilutive effect of share awards	—	—	—	0.1
Diluted weighted average common shares outstanding	51.5	60.1	55.7	64.1

EPS – diluted	$(0.74)	$(0.20)	$(10.31)	$2.24
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

	13 weeks ended		39 weeks ended
(in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Share awards	0.2	0.3	0.2	0.3
Potential impact of preferred shares	6.9	6.7	6.9	6.7
Total anti-dilutive shares	7.1	7.0	7.1	7.0
11. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at February 3, 2018	$(212.5)	$(0.1)	$0.7	$(51.1)	$2.4	$(260.6)
Other comprehensive income (loss) (“OCI”) before reclassifications	(39.5)	0.3	0.8	(6.5)	—	(44.9)
Amounts reclassified from AOCI to net income	—	—	(1.0)	0.5	—	(0.5)
Impact from adoption of new accounting pronouncements(1)	—	(0.8)	—	—	—	(0.8)
Net current period OCI	(39.5)	(0.5)	(0.2)	(6.0)	—	(46.2)
Balance at November 3, 2018	$(252.0)	$(0.6)	$0.5	$(57.1)	$2.4	$(306.8)

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-1.

The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		39 weeks ended
(in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$0.2	$(0.8)	$0.9	$(3.0)	Cost of sales (see Note 16)
Interest rate swaps	(0.6)	—	(1.3)	0.4	Interest expense, net (see Note 16)
Commodity contracts	(0.2)	—	(1.1)	(1.5)	Cost of sales (see Note 16)
Total before income tax	(0.6)	(0.8)	(1.5)	(4.1)
Income taxes	0.1	0.2	0.5	1.0
Net of tax	(0.5)	(0.6)	(1.0)	(3.1)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.3	0.7	0.6	2.2	Other non-operating income
Amortization of unrecognized net prior service credits	—	(0.4)	—	(1.3)	Other non-operating income
Net curtailment gain and settlement loss	—	(3.7)	—	(3.7)	Selling, general and administrative expenses(1)
Total before income tax	0.3	(3.4)	0.6	(2.8)
Income taxes	(0.1)	0.6	(0.1)	0.5
Net of tax	0.2	(2.8)	0.5	(2.3)

Total reclassifications, net of tax	$(0.3)	$(3.4)	$(0.5)	$(5.4)
12. Income taxes

	39 weeks ended
	November 3, 2018	October 28, 2017
Effective tax rate	22.7%	21.2%
Discrete items recognized	(0.2)%	0.2%
Effective tax rate recognized in income statement	22.5%	21.4%
During the 39 weeks ended November 3, 2018, the Company’s effective tax rate was lower than the US federal income tax rate primarily due to the unfavorable impact of the impairment of goodwill which was not deductible for tax purposes partially offset by the favorable impact of foreign tax rate differences and benefits from global reinsurance and financing arrangements. The effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
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

As of November 3, 2018, the amounts recorded for the TCJ Act remain provisional for the re-measurement of deferred taxes. Within our calculations of the income tax effects of the TCJ Act, we used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB and/or various other taxing jurisdictions. In particular, we anticipate that the US state jurisdictions will continue to determine and announce their conformity or decoupling from the Act, either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to any of the provisional estimates when the accounting for the income tax effects of the TCJ Act is completed.
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
In June 2018, the Company completed the sale of the remaining Sterling Jewelers and Zale customer in-house finance receivables. See Note 4 for additional information regarding the agreement. For a five-year term, Signet will remain the issuer of non-prime credit with investment funds managed by CarVal and Castlelake purchasing forward flow receivables at a discount rate determined in accordance with their respective agreements. Receivables issued by the Company but pending transfer to Carval and Castlelake as of period end are classified as “held for sale” in the condensed consolidated balance sheet. As of November 3, 2018, the accounts receivable held for sale were recorded at fair value. See Note 17 for additional information regarding the assumptions utilized in the calculation of fair value of the finance receivables held for sale.

(in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Accounts receivable by portfolio segment, net:
Legacy Sterling Jewelers customer in-house finance receivables	$—	$649.4	$597.7
Legacy Zale customer in-house finance receivables	—	33.5	32.3
North America customer in-house finance receivables	$—	$682.9	$630.0
Other accounts receivable	9.3	9.6	10.1
Total accounts receivable, net	$9.3	$692.5	$640.1

Accounts receivable, held for sale	$4.8	$—	$—
Prior to the sale of the remaining Sterling Jewelers and Zale customer in-house finance receivables in June 2018, Signet granted credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. Management monitored the credit exposure based on past due status and collection experience, as it had found a meaningful correlation between the past due status of customers and the risk of loss.
Other accounts receivable is comprised primarily of accounts receivable relating to the insurance loss replacement business in the International segment of $6.9 million (February 3, 2018 and October 28, 2017: $9.3 million and $6.7 million, respectively).

The activity in the allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below:

	39 weeks ended
(in millions)	November 3, 2018	(1)	October 28, 2017
Beginning balance	$(113.5)		$(138.7)
Charge-offs, net	56.3		160.9
Recoveries	4.2		30.1
Provision	(54.6)		(181.8)
Reversal of allowance on receivables previously held for sale	107.6		20.7
Ending balance	$—		$(108.8)
Ending receivable balance evaluated for impairment	—		706.5
Sterling Jewelers customer in-house finance receivables, net	$—		$597.7

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
Prior to the fourth quarter of Fiscal 2018, the Company’s calculation of the allowance for credit losses was based on a recency measure of delinquency. The credit quality indicator and age analysis of customer in-house finance receivables prior to the sale of the prime-only credit portion of the in-house receivable portfolio as of October 28, 2017 are shown below under the recency basis:

	October 28, 2017
(in millions)	Gross	Valuation allowance
Performing (accrual status):
Current, aged 0 – 30 days	$586.5	$(50.3)
Past due, aged 31 – 60 days	40.3	(3.5)
Past due, aged 61 – 90 days	27.1	(2.4)
Non Performing:
Past due, aged more than 90 days	52.6	(52.6)
	$706.5	$(108.8)

Valuation allowance as a % of ending receivable balance		15.4%

14. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Raw materials	$79.9	$72.0	$68.2
Finished goods	2,567.2	2,208.5	2,397.9
Total inventories	$2,647.1	$2,280.5	$2,466.1
During the 39 weeks ended November 3, 2018, as a part of the “Signet Path to Brilliance” restructuring plan, the Company recorded inventory charges of $63.2 million primarily associated with discontinued brands and collections within the restructuring charges - cost of sales line item on the condensed consolidated income statements. See Note 7 for additional information.
As of November 3, 2018, inventory reserves were $89.0 million (February 3, 2018 and October 28, 2017: $40.6 million and $43.0 million, respectively).
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
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America	Other	Total
Balance at January 28, 2017	$514.0	$3.6	$517.6
Acquisitions	301.7	—	301.7
Impact of foreign exchange and other adjustments	2.4	—	2.4
Balance at February 3, 2018	818.1	3.6	821.7
Impairment	(308.8)	—	(308.8)
Impact of foreign exchange and other adjustments (1)	(3.9)	—	(3.9)
Balance at November 3, 2018	$505.4	$3.6	$509.0

(1)
During the 39 weeks ended November 3, 2018, other adjustments include a purchase price accounting adjustment of $2.6 million related to a revised valuation of acquired intangible assets from the R2Net acquisition. Refer to Note 5 for additional details regarding R2Net acquisition.

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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	November 3, 2018				February 3, 2018			October 28, 2017
(in millions)	Gross carrying amount	Accumulated amortization	Accumulated impairment loss	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$53.3	$(49.3)	$—	$4.0	$49.8	$(46.7)	$3.1	$49.4	$(45.1)	$4.3
Indefinite-lived intangible assets	475.9	—	(139.7)	336.2	478.4	—	478.4	406.1	—	406.1
Total intangible assets, net	$529.2	$(49.3)	$(139.7)	$340.2	$528.2	$(46.7)	$481.5	$455.5	$(45.1)	$410.4

Intangible liabilities, net	$(113.9)	$90.7	$—	$(23.2)	$(114.5)	$85.2	$(29.3)	$(114.1)	$83.0	$(31.1)
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counter-parties failed to perform as contracted. Signet does not anticipate non-performance by counter-parties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of November 3, 2018, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of November 3, 2018 was $18.5 million (February 3, 2018 and October 28, 2017: $26.6 million and $38.4 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 3, 2018 and October 28, 2017: 11 months and 11 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of November 3, 2018 was $90.2 million (February 3, 2018 and October 28, 2017: $112.7 million and $48.1 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of November 3, 2018 was 111,000 ounces of gold (February 3, 2018 and October 28, 2017: 6,000 ounces and 19,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 23 months (February 3, 2018 and October 28, 2017: 12 months and 9 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counter-parties that meet certain minimum requirements under its counter-party risk assessment process. As of November 3, 2018, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	November 3, 2018	February 3, 2018	October 28, 2017
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.5	$—	$0.2
Commodity contracts	Other current assets	0.1	—	0.7
Commodity contracts	Other assets	0.4	—	—
Interest rate swaps	Other assets	1.5	2.2	1.3
Total derivative assets		$2.5	$2.2	$2.2

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.7	—	—
Total derivative assets		$3.2	$2.2	$2.2

	Fair value of derivative liabilities
(in millions)	Balance sheet location	November 3, 2018	February 3, 2018	October 28, 2017
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$(1.4)	$(0.7)
Commodity contracts	Other current liabilities	(1.3)	(0.1)	—
		$(1.3)	$(1.5)	$(0.7)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	(0.9)	(0.6)
Total derivative liabilities		$(1.3)	$(2.4)	$(1.3)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Foreign currency contracts	$0.9	$(2.4)	$—
Commodity contracts	(1.9)	1.4	1.5
Interest rate swaps	1.4	2.2	1.3
Gains (losses) recorded in AOCI	$0.4	$1.2	$2.8
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated income statements:
Foreign currency contracts

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
(Losses) gains recorded in AOCI, beginning of period		$0.4	$0.6	$(2.4)	$4.1
Current period gains (losses) recognized in OCI		0.3	0.2	2.4	(1.1)
Losses (gains) reclassified from AOCI to net income	Cost of sales	0.2	(0.8)	0.9	(3.0)
Gains recorded in AOCI, end of period		$0.9	$—	$0.9	$—

Commodity contracts

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Gains (losses) recorded in AOCI, beginning of period		$(4.4)	$1.0	$1.4	$(2.1)
Current period gains (losses) recognized in OCI		2.7	0.5	(2.2)	5.1
Gains reclassified from AOCI to net income	Cost of sales	(0.2)	—	(1.1)	(1.5)
Gains (losses) recorded in AOCI, end of period		$(1.9)	$1.5	$(1.9)	$1.5
Interest rate swaps

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Gains recorded in AOCI, beginning of period		$1.9	$0.7	$2.2	$0.4
Current period gains (losses) recognized in OCI		0.1	0.6	0.5	0.5
(Gains) losses reclassified from AOCI to net income	Interest expense, net	(0.6)	—	(1.3)	0.4
Gains recorded in AOCI, end of period		$1.4	$1.3	$1.4	$1.3
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 weeks ended November 3, 2018 and October 28, 2017. Based on current valuations, the Company expects approximately $0.9 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated income statements:

		13 weeks ended		39 weeks ended
(in millions)	Income statement caption	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$(1.8)	$(0.1)	$(12.3)	$3.1
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	November 3, 2018			February 3, 2018			October 28, 2017
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$5.0	$5.0	$—	$7.5	$7.5	$—	$7.7	$7.7	$—
Corporate equity securities	2.4	2.4	—	4.5	4.5	—	4.1	4.1	—
Foreign currency contracts	1.2	—	1.2	—	—	—	0.2	—	0.2
Commodity contracts	0.5	—	0.5	—	—	—	0.7	—	0.7
Interest rate swaps	1.5	—	1.5	2.2	—	2.2	1.3	—	1.3
US government agency securities	2.5	—	2.5	5.1	—	5.1	5.4	—	5.4
Corporate bonds and notes	5.4	—	5.4	10.8	—	10.8	11.5	—	11.5
Total assets	$18.5	$7.4	$11.1	$30.1	$12.0	$18.1	$30.9	$11.8	$19.1

Liabilities:
Foreign currency contracts	$—	$—	$—	$(2.3)	$—	$(2.3)	$(1.3)	$—	$(1.3)
Commodity contracts	(1.3)	—	(1.3)	(0.1)	—	(0.1)	—	—	—
Total liabilities	$(1.3)	$—	$(1.3)	$(2.4)	$—	$(2.4)	$(1.3)	$—	$(1.3)
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
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price is contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset related to this deferred payment within other assets at fair value and will adjust the asset to fair value in each subsequent period through the performance period through AOCI until settled. This estimated fair value was derived from a discounted cash flow model using unobservable inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. As of November 3, 2018, the fair value of the deferred payment was $17.8 million, which is recorded within other assets on the condensed consolidated balance sheets. See Note 4 for additional information.
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

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 18 for classification between current and long-term debt. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	November 3, 2018		February 3, 2018		October 28, 2017
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$395.1	$377.8	$394.5	$396.3	$394.3	$398.8
Term loan (Level 2)	301.8	303.9	323.5	326.2	330.0	332.9
Total	$696.9	$681.7	$718.0	$722.5	$724.3	$731.7
18. Loans, overdrafts and long-term debt

(in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$399.0	$398.9	$398.9
Senior unsecured term loan	303.9	326.2	332.9
Revolving credit facility	282.0	—	256.0
Bank overdrafts	4.1	14.2	8.3
Total debt	$989.0	$739.3	$996.1
Less: Current portion of loans and overdrafts	(322.6)	(44.0)	(291.8)
Less: Unamortized capitalized debt issuance fees	(6.0)	(7.1)	(7.5)
Total long-term debt	$660.4	$688.2	$696.8
Revolving credit facility and term loan (the “Credit Facility”)
The Company’s Credit Facility contains a $700 million senior unsecured multi-currency multi-year revolving credit facility and a $357.5 million senior unsecured term loan facility. The maturity date for the Credit Facility, including both individual facilities disclosed above, is July 2021.
Deferred financing fees associated with the revolving credit facility as of November 3, 2018 total $2.6 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of November 3, 2018 was $1.5 million (February 3, 2018 and October 28, 2017: $1.2 million and $1.1 million, respectively). Amortization relating to these fees of $0.1 million and $0.3 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 39 weeks ended November 3, 2018, respectively ($0.1 million and $0.3 million for the 13 and 39 weeks ended October 28, 2017, respectively). As of November 3, 2018, February 3, 2018 and October 28, 2017, the Company had stand-by letters of credit outstanding of $14.6 million, $15.7 million and $15.7 million, respectively, that reduce remaining borrowing availability. The revolving credit facility had a weighted average interest rate of 3.62% and 2.45% during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively.
Deferred financing fees associated with the term loan facility as of November 3, 2018 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of November 3, 2018 was $4.1 million (February 3, 2018 and October 28, 2017: $3.5 million and $3.3 million, respectively). Amortization relating to these fees of $0.2 million and $0.6 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 39 weeks ended November 3, 2018, respectively ($0.2 million and $0.6 million for the 13 and 39 weeks ended October 28, 2017, respectively). Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 16, the term loan had a weighted average interest rate of 3.44% and 2.34% during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively.
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

Deferred financing fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of November 3, 2018 was $3.1 million (February 3, 2018 and October 28, 2017: $2.6 million and $2.4 million, respectively). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to these fees of $0.2 million and $0.5 million was recorded as interest expense in the condensed consolidated income statements for the 13 and 39 weeks ended November 3, 2018, respectively ($0.2 million and $0.5 million for the 13 and 39 weeks ended October 28, 2017, respectively).
Other
As of November 3, 2018, February 3, 2018 and October 28, 2017, the Company was in compliance with all debt covenants.
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

	13 weeks ended		39 weeks ended
(in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Warranty reserve, beginning of period	$36.4	$39.3	$37.2	$40.0
Warranty expense	0.7	3.1	6.1	7.9
Utilized(1)	(2.8)	(3.1)	(9.0)	(8.6)
Warranty reserve, end of period	$34.3	$39.3	$34.3	$39.3

(1)	Includes impact of foreign exchange translation.

(in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Disclosed as:
Current liabilities	$10.4	$11.5	$12.2
Non-current liabilities	23.9	25.7	27.1
Total warranty reserve	$34.3	$37.2	$39.3
20. Share-based compensation
Signet recorded share-based compensation expense of $7.3 million and $15.5 million for the 13 and 39 weeks ended November 3, 2018 related to the Omnibus Plan and Share Saving Plans ($4.3 million and $11.0 million for the 13 and 39 weeks ended October 28, 2017).
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
On May 12, 2017, SJI received notice that a Class Action Complaint against SJI and Signet Jewelers Ltd. (improperly named as a party) was filed by Veronica Masten in the Superior Court of California, County of Los Angeles, alleging violations of various wage and hour labor laws. The claims include: (1) failure to pay overtime; (2) failure to provide meal periods; (3) failure to reimburse business expenses; (4) failure to provide itemized wage statements; (5) failure to timely pay wages; and derivative claims for (6) unfair competition. SJI filed its Answer to the Complaint on June 13, 2017. On June 14, 2017, SJI removed this matter to the United States District Court for the Central District of California. After engaging in limited discovery, Plaintiff agreed to pursue her claims on an individual basis in a separate forum, and sought to dismiss her claims in this action without prejudice. Plaintiff filed a request for dismissal with the district court on December 18, 2017. The Court has not yet formally ruled on the dismissal, however, the Court’s docket indicates that the matter is closed.
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
On November 26, 2018, the Court denied the defendants’ motion to dismiss.
Derivative Action
On September 1, 2017, Josanne Aungst filed a putative shareholder derivative action entitled Aungst v. Light, et al., No. CV-2017-3665, in the Court of Common Pleas for Summit County Ohio. The complaint in this action, which purports to have been brought by Ms. Aungst on behalf of the Company, names certain current and former directors and officers of the Company as defendants and alleges claims for breach of fiduciary duty, abuse of control, and gross mismanagement.  The complaint challenges certain public disclosures and conduct relating to the allegations that were raised by the claimants in the Arbitration. The complaint also alleges that the Company’s share price was artificially inflated as a result of alleged misrepresentations and omissions. The complaint seeks money damages on behalf of the Company, changes to the Company’s corporate governance, and other equitable relief, as well as plaintiff’s legal fees and costs. The defendants’ motion to dismiss the complaint is fully briefed and oral argument has been set for December 12, 2018.
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
In November 2018, the Staff of the CFPB indicated that it was coordinating with the NYAG and invited us to discuss a possible settlement. The Staff indicated that the CFPB, in conjunction with the NYAG, would consider taking legal action if those discussions do not result in a settlement. Signet continues to believe that its acts and practices relating to the matters under investigation are lawful. The Company does not expect that a resolution of this matter will have a material effect on its’ consolidated financial position, results of operations or cash flows.
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

Condensed Consolidated Income Statement
For the 13 weeks ended November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,070.6	$121.1	$—	$1,191.7
Cost of sales	—	—	(758.0)	(62.5)	—	(820.5)
Gross margin	—	—	312.6	58.6	—	371.2
Selling, general and administrative expenses	(0.2)	—	(378.3)	(31.8)	—	(410.3)
Credit transaction, net	—	—	(0.4)	—	—	(0.4)
Restructuring charges	—	—	(9.2)	(0.3)	—	(9.5)
Other operating income (loss), net	—	—	0.3	(0.1)	—	0.2
Operating income (loss)	(0.2)	—	(75.0)	26.4	—	(48.8)
Intra-entity interest income (expense)	(1.0)	4.7	(44.9)	41.2	—	—
Interest expense, net	—	(5.1)	(5.6)	0.1	—	(10.6)
Other non-operating income	—	—	0.3	—	—	0.3
Income (loss) before income taxes	(1.2)	(0.4)	(125.2)	67.7	—	(59.1)
Income taxes	—	0.1	53.1	(24.0)	—	29.2
Equity in income (loss) of subsidiaries	(28.7)	—	(92.8)	(68.4)	189.9	—
Net income (loss)	$(29.9)	$(0.3)	$(164.9)	$(24.7)	$189.9	$(29.9)
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$(38.1)	$(0.3)	$(164.9)	$(24.7)	$189.9	$(38.1)

Condensed Consolidated Income Statement
For the 13 weeks ended October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,067.0	$89.9	$—	$1,156.9
Cost of sales	—	—	(799.9)	(35.9)	—	(835.8)
Gross margin	—	—	267.1	54.0	—	321.1
Selling, general and administrative expenses	(0.6)	—	(346.4)	(28.9)	—	(375.9)
Credit transaction, net	—	—	(12.2)	—	—	(12.2)
Other operating income (loss), net	—	—	72.7	(0.2)	—	72.5
Operating income (loss)	(0.6)	—	(18.8)	24.9	—	5.5
Intra-entity interest income (expense)	—	4.7	(47.0)	42.3	—	—
Interest expense, net	—	(5.1)	(7.7)	(3.8)	—	(16.6)
(Loss) income before income taxes	(0.6)	(0.4)	(73.5)	63.4	—	(11.1)
Income taxes	—	0.1	28.3	(21.2)	—	7.2
Equity in income (loss) of subsidiaries	(3.3)	—	(71.5)	(45.5)	120.3	—
Net income (loss)	$(3.9)	$(0.3)	$(116.7)	$(3.3)	$120.3	$(3.9)
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$(12.1)	$(0.3)	$(116.7)	$(3.3)	$120.3	$(12.1)

Condensed Consolidated Income Statement
For the 39 weeks ended November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$3,723.4	$369.0	$—	$4,092.4
Cost of sales	—	—	(2,561.6)	(184.6)	—	(2,746.2)
Restructuring charges - cost of sales	—	—	(57.5)	(5.7)	—	(63.2)
Gross margin	—	—	1,104.3	178.7	—	1,283.0
Selling, general and administrative expenses	(0.7)	—	(1,230.4)	(106.8)	—	(1,337.9)
Credit transaction, net	—	—	(167.4)	—	—	(167.4)
Restructuring charges	—	—	(34.3)	(1.3)	—	(35.6)
Goodwill and intangible impairments	—	—	(448.7)	—	—	(448.7)
Other operating income (loss), net	(0.1)	—	21.8	3.8	—	25.5
Operating income (loss)	(0.8)	—	(754.7)	74.4	—	(681.1)
Intra-entity interest income (expense)	(3.4)	14.1	(198.8)	188.1	—	—
Interest expense, net	—	(14.9)	(14.2)	0.2	—	(28.9)
Other non-operating income	—	—	1.4	—	—	1.4
(Loss) income before income taxes	(4.2)	(0.8)	(966.3)	262.7	—	(708.6)
Income taxes	—	0.2	157.6	1.3	—	159.1
Equity in income (loss) of subsidiaries	(545.3)	—	(865.7)	(857.3)	2,268.3	—
Net income (loss)	$(549.5)	$(0.6)	$(1,674.4)	$(593.3)	$2,268.3	$(549.5)
Dividends on redeemable convertible preferred shares	(24.6)	—	—	—	—	(24.6)
Net income (loss) attributable to common shareholders	$(574.1)	$(0.6)	$(1,674.4)	$(593.3)	$2,268.3	$(574.1)

Condensed Consolidated Income Statement
For the 39 weeks ended October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$3,714.5	$245.4	$—	$3,959.9
Cost of sales	—	—	(2,623.1)	(66.6)	—	(2,689.7)
Gross margin	—	—	1,091.4	178.8	—	1,270.2
Selling, general and administrative expenses	(1.0)	—	(1,144.9)	(91.8)	—	(1,237.7)
Credit transaction, net	—	—	2.6	—	—	2.6
Other operating income (loss), net	—	—	221.6	(0.3)	—	221.3
Operating income (loss)	(1.0)	—	170.7	86.7	—	256.4
Intra-entity interest income (expense)	—	14.1	(138.8)	124.7	—	—
Interest expense, net	—	(15.0)	(16.5)	(11.2)	—	(42.7)
(Loss) income before income taxes	(1.0)	(0.9)	15.4	200.2	—	213.7
Income taxes	—	0.2	(8.4)	(37.5)	—	(45.7)
Equity in income (loss) of subsidiaries	169.0	—	(41.2)	11.0	(138.8)	—
Net income (loss)	$168.0	$(0.7)	$(34.2)	$173.7	$(138.8)	$168.0
Dividends on redeemable convertible preferred shares	(24.6)	—	—	—	—	(24.6)
Net income (loss) attributable to common shareholders	$143.4	$(0.7)	$(34.2)	$173.7	$(138.8)	$143.4

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(29.9)	$(0.3)	$(164.9)	$(24.7)	$189.9	$(29.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.5)	—	(2.5)	—	2.5	(2.5)
Cash flow hedges:
Unrealized gain	2.3	—	2.3	—	(2.3)	2.3
Reclassification adjustment for gains to net income	(0.5)	—	(0.5)	—	0.5	(0.5)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.2	—	0.2	—	(0.2)	0.2
Total other comprehensive (loss) income	(0.5)	—	(0.5)	—	0.5	(0.5)
Total comprehensive (loss) income	$(30.4)	$(0.3)	$(165.4)	$(24.7)	$190.4	$(30.4)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3.9)	$(0.3)	$(116.7)	$(3.3)	$120.3	$(3.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6.5)	—	(6.5)	—	6.5	(6.5)
Available-for-sale securities:
Unrealized loss	(0.2)	—	—	(0.2)	0.2	(0.2)
Cash flow hedges:
Unrealized gain	0.9	—	0.9	—	(0.9)	0.9
Reclassification adjustment for gains to net income	(0.6)	—	(0.6)	—	0.6	(0.6)
Pension plan:
Actuarial loss	(0.9)	—	(0.9)	—	0.9	(0.9)
Reclassification adjustment to net income for amortization of actuarial losses	0.6	—	0.6	—	(0.6)	0.6
Reclassification adjustment to net income for amortization of net prior service credits	(0.4)	—	(0.4)	—	0.4	(0.4)
Net curtailment gain and settlement loss	(3.0)	—	(3.0)	—	3.0	(3.0)
Total other comprehensive income	(10.1)	—	(9.9)	(0.2)	10.1	(10.1)
Total comprehensive income (loss)	$(14.0)	$(0.3)	$(126.6)	$(3.5)	$130.4	$(14.0)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 39 weeks ended November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(549.5)	$(0.6)	$(1,674.4)	$(593.3)	$2,268.3	$(549.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(39.5)	—	(39.0)	(0.5)	39.5	(39.5)
Available-for-sale securities:
Unrealized gain(1)	0.3	—	—	0.3	(0.3)	0.3
Impact from adoption of new accounting pronouncements(2)	(0.8)	—	—	(0.8)	0.8	(0.8)
Cash flow hedges:
Unrealized gain	0.8	—	0.8	—	(0.8)	0.8
Reclassification adjustment for gains to net income	(1.0)	—	(1.0)	—	1.0	(1.0)
Pension plan:
Actuarial loss	(6.5)	—	(6.5)	—	6.5	(6.5)
Reclassification adjustment to net income for amortization of actuarial losses	0.5	—	0.5	—	(0.5)	0.5
Total other comprehensive income (loss)	(46.2)	—	(45.2)	(1.0)	46.2	(46.2)
Total comprehensive income (loss)	$(595.7)	$(0.6)	$(1,719.6)	$(594.3)	$2,314.5	$(595.7)

(1)
During the 39 weeks ended November 3, 2018, amount represents unrealized losses related to the Company’s available-for-sale debt securities. During the 39 weeks ended October 28, 2017, amount represents unrealized gains related to the Company’s available-for-sale debt and equity securities.

(2)
Adjustment reflects the reclassification of unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-1.

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 39 weeks ended October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$168.0	$(0.7)	$(34.2)	$173.7	$(138.8)	$168.0
Other comprehensive income (loss):
Foreign currency translation adjustments	18.6	—	18.6	—	(18.6)	18.6
Available-for-sale securities:
Unrealized gain	0.3	—	—	0.3	(0.3)	0.3
Cash flow hedges:
Unrealized gain	2.7	—	2.7	—	(2.7)	2.7
Reclassification adjustment for gains to net income	(3.1)	—	(3.1)	—	3.1	(3.1)
Pension plan:
Actuarial loss	(0.9)	—	(0.9)	—	0.9	(0.9)
Reclassification adjustment to net income for amortization of actuarial losses	1.8	—	1.8	—	(1.8)	1.8
Reclassification adjustment to net income for amortization of net prior service credits	(1.1)	—	(1.1)	—	1.1	(1.1)
Net curtailment gain and settlement loss	(3.0)		(3.0)	—	3.0	(3.0)
Total other comprehensive income	15.3	—	15.0	0.3	(15.3)	15.3
Total comprehensive income (loss)	$183.3	$(0.7)	$(19.2)	$174.0	$(154.1)	$183.3

Condensed Consolidated Balance Sheet
November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.5	$0.1	$67.5	$62.6	$—	$130.7
Accounts receivable, held for sale	—	—	4.8	—	—	4.8
Accounts receivable, net	—	—	6.9	2.4	—	9.3
Intra-entity receivables, net	—	7.7	—	235.8	(243.5)	—
Other receivables	—	—	33.4	24.9	—	58.3
Other current assets	—	—	158.1	1.8	—	159.9
Inventories	—	—	2,568.6	78.5	—	2,647.1
Total current assets	0.5	7.8	2,839.3	406.0	(243.5)	3,010.1
Non-current assets:
Property, plant and equipment, net	—	—	801.7	8.7	—	810.4
Goodwill	—	—	206.3	302.7	—	509.0
Intangible assets, net	—	—	266.4	73.8	—	340.2
Investment in subsidiaries	2,085.2	—	250.3	(264.3)	(2,071.2)	—
Intra-entity receivables, net	—	400.0	—	2,593.0	(2,993.0)	—
Other assets	—	—	150.9	17.7	—	168.6
Deferred tax assets	—	—	52.5	(16.3)	—	36.2
Retirement benefit asset	—	—	33.0	—	—	33.0
Total assets	$2,085.7	$407.8	$4,600.4	$3,121.3	$(5,307.7)	$4,907.5
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$323.3	$—	$—	$322.6
Accounts payable	—	—	310.5	29.1	—	339.6
Intra-entity payables, net	94.4	—	149.1	—	(243.5)	—
Accrued expenses and other current liabilities	27.5	7.1	380.1	16.6	—	431.3
Deferred revenue	—	—	243.3	9.8	—	253.1
Income taxes	—	—	—	19.1	—	19.1
Total current liabilities	121.9	6.4	1,406.3	74.6	(243.5)	1,365.7
Non-current liabilities:
Long-term debt	—	395.8	264.6	—	—	660.4
Intra-entity payables, net	—	—	2,993.0	—	(2,993.0)	—
Other liabilities	—	—	228.0	5.2	—	233.2
Deferred revenue	—	—	671.7	—	—	671.7
Deferred tax liabilities	—	—	12.6	0.1	—	12.7
Total liabilities	121.9	402.2	5,576.2	79.9	(3,236.5)	2,943.7
Series A redeemable convertible preferred shares	614.8	—	—	—	—	614.8
Total shareholders’ equity (deficit)	1,349.0	5.6	(975.8)	3,041.4	(2,071.2)	1,349.0
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,085.7	$407.8	$4,600.4	$3,121.3	$(5,307.7)	$4,907.5

Condensed Consolidated Balance Sheet
February 3, 2018

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$0.1	$150.5	$72.8	$—	$225.1
Accounts receivable, net	—	—	692.5	—	—	692.5
Intra-entity receivables, net	—	2.9	—	166.9	(169.8)	—
Other receivables	—	—	62.0	25.2	—	87.2
Other current assets	—	—	154.4	3.8	—	158.2
Income taxes	—	—	2.6	—	—	2.6
Inventories	—	—	2,201.3	79.2	—	2,280.5
Total current assets	1.7	3.0	3,263.3	347.9	(169.8)	3,446.1
Non-current assets:
Property, plant and equipment, net	—	—	870.1	7.8	—	877.9
Goodwill	—	—	516.4	305.3	—	821.7
Intangible assets, net	—	—	410.9	70.6	—	481.5
Investment in subsidiaries	3,150.2	—	1,163.6	606.0	(4,919.8)	—
Intra-entity receivables, net	—	400.0	—	2,859.0	(3,259.0)	—
Other assets	—	—	140.1	31.1	—	171.2
Deferred tax assets	—	—	1.3	0.1	—	1.4
Retirement benefit asset	—	—	39.8	—	—	39.8
Total assets	$3,151.9	$403.0	$6,405.5	$4,227.8	$(8,348.6)	$5,839.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$44.7	$—	$—	$44.0
Accounts payable	—	—	202.2	34.8	—	237.0
Intra-entity payables, net	11.3	—	158.5	—	(169.8)	—
Accrued expenses and other current liabilities	27.2	2.4	397.5	20.9	—	448.0
Deferred revenue	—	—	276.2	12.4	—	288.6
Income taxes	—	(0.2)	36.7	(16.9)	—	19.6
Total current liabilities	38.5	1.5	1,115.8	51.2	(169.8)	1,037.2
Non-current liabilities:
Long-term debt	—	395.2	293.0	—	—	688.2
Intra-entity payables, net	—	—	3,259.0	—	(3,259.0)	—
Other liabilities	—	—	233.0	6.6	—	239.6
Deferred revenue	—	—	668.9	—	—	668.9
Deferred tax liabilities	—	—	76.7	15.6	—	92.3
Total liabilities	38.5	396.7	5,646.4	73.4	(3,428.8)	2,726.2
Series A redeemable convertible preferred shares	613.6	—	—	—	—	613.6
Total shareholders’ equity	2,499.8	6.3	759.1	4,154.4	(4,919.8)	2,499.8
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$3,151.9	$403.0	$6,405.5	$4,227.8	$(8,348.6)	$5,839.6

Condensed Consolidated Balance Sheet
October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.4	$0.1	$59.1	$53.8	$—	$113.4
Accounts receivable, held for sale	—	—	0.0	—	—	—
Accounts receivable, net	—	—	638.7	1.4	—	640.1
Intra-entity receivables, net	85.6	7.6	—	262.1	(355.3)	—
Other receivables	—	—	55.6	24.7	—	80.3
Other current assets	—	—	140.0	5.0	—	145.0
Income taxes	—	—	17.3	—	—	17.3
Inventories	—	—	2,392.6	73.5	—	2,466.1
Total current assets	86.0	7.7	3,303.3	420.5	(355.3)	3,462.2
Non-current assets:
Property, plant and equipment, net	—	—	847.5	7.6	—	855.1
Goodwill	—	—	515.0	352.1	—	867.1
Intangible assets, net	—	—	410.4	—	—	410.4
Investment in subsidiaries	2,693.7	—	834.5	346.2	(3,874.4)	—
Intra-entity receivables, net	—	400.0	—	2,835.0	(3,235.0)	—
Other assets	—	—	136.9	32.2	—	169.1
Deferred tax assets	—	—	1.2	0.1	—	1.3
Retirement benefit asset	—	—	35.5	—	—	35.5
Total assets	$2,779.7	$407.7	$6,084.3	$3,993.7	$(7,464.7)	$5,800.7
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$292.5	$—	$—	$291.8
Accounts payable	—	—	291.0	33.9	—	324.9
Intra-entity payables, net	—	—	355.3	—	(355.3)	—
Accrued expenses and other current liabilities	27.6	7.1	372.1	23.7	—	430.5
Deferred revenue	—	—	259.6	10.7	—	270.3
Income taxes	—	(0.2)	(24.3)	24.5	—	—
Total current liabilities	27.6	6.2	1,546.2	92.8	(355.3)	1,317.5
Non-current liabilities:
Long-term debt	—	395.0	301.8	—	—	696.8
Intra-entity payables, net	—	—	3,235.0	—	(3,235.0)	—
Other liabilities	—	—	238.8	5.6	—	244.4
Deferred revenue	—	—	646.1	—	—	646.1
Deferred tax liabilities	—	—	143.6	0.2	—	143.8
Total liabilities	27.6	401.2	6,111.5	98.6	(3,590.3)	3,048.6
Series A redeemable convertible preferred shares	613.1	—	—	—	—	613.1
Total shareholders’ equity (deficit)	2,139.0	6.5	(27.2)	3,895.1	(3,874.4)	2,139.0
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,779.7	$407.7	$6,084.3	$3,993.7	$(7,464.7)	$5,800.7

Condensed Consolidated Statement of Cash Flows
For the 39 weeks ended November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$466.6	$4.8	$61.2	$251.4	$(470.5)	$313.5
Investing activities
Purchase of property, plant and equipment	—	—	(91.1)	(2.3)	—	(93.4)
Proceeds from sale of assets	—	—	—	5.5	—	5.5
Purchase of available-for-sale securities	—	—	—	(0.6)	—	(0.6)
Proceeds from available-for-sale securities	—	—	—	9.0	—	9.0
Net cash used in investing activities	—	—	(91.1)	11.6	—	(79.5)
Financing activities
Dividends paid on common shares	(59.8)	—	—	—	—	(59.8)
Dividends paid on redeemable convertible preferred shares	(23.4)	—	—	—	—	(23.4)
Intra-entity dividends paid	—	—	—	(470.5)	470.5	—
Repurchase of common shares	(485.0)	—	—	—	—	(485.0)
Repayments of term and bridge loans	—	—	(22.3)	—	—	(22.3)
Proceeds from revolving credit facility	—	—	698.0	—	—	698.0
Repayments of revolving credit facility	—	—	(416.0)	—	—	(416.0)
Repayments of bank overdrafts	—	—	(10.1)	—	—	(10.1)
Other financing activities	(2.1)	—	—	—	—	(2.1)
Intra-entity activity, net	102.5	(4.8)	(295.3)	197.6	—	—
Net cash used in financing activities	(467.8)	(4.8)	(45.7)	(272.9)	470.5	(320.7)
Cash and cash equivalents at beginning of period	1.7	0.1	150.5	72.8	—	225.1
(Decrease) increase in cash and cash equivalents	(1.2)	—	(75.6)	(9.9)	—	(86.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7.4)	(0.3)	—	(7.7)
Cash and cash equivalents at end of period	$0.5	$0.1	$67.5	$62.6	$—	$130.7

Condensed Consolidated Statement of Cash Flows
For the 39 weeks ended October 28, 2017
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$617.1	$4.6	$1,467.2	$511.4	$(1,118.0)	$1,482.3
Investing activities
Purchase of property, plant and equipment	—	—	(165.7)	(0.4)	—	(166.1)
Purchase of available-for-sale securities	—	—	—	(1.7)	—	(1.7)
Proceeds from available-for-sale securities	—	—	—	0.9	—	0.9
Acquisition of R2Net Inc., net of cash acquired	—	—	(332.4)	—	—	(332.4)
Net cash used in investing activities	—	—	(498.1)	(1.2)	—	(499.3)
Financing activities
Dividends paid on common shares	(57.7)	—	—	—	—	(57.7)
Dividends paid on redeemable convertible preferred shares	(26.9)	—	—	—	—	(26.9)
Intra-entity dividends paid	—	—	(800.0)	(318.0)	1,118.0	—
Repurchase of common shares	(460.0)	—	—	—	—	(460.0)
Proceeds from term and bridge loans	—	—	350.0	—	—	350.0
Repayments of term loan	—	—	(365.7)	—	—	(365.7)
Proceeds from securitization facility	—	—	—	1,745.9	—	1,745.9
Repayments of securitization facility	—	—	—	(2,345.9)	—	(2,345.9)
Proceeds from revolving credit facility	—	—	605.0	—	—	605.0
Repayments of revolving credit facility	—	—	(405.0)	—	—	(405.0)
Repayments of bank overdrafts	—	—	(5.9)	—	—	(5.9)
Other financing activities	(3.1)	—	(1.4)	—	—	(4.5)
Intra-entity activity, net	(70.7)	(4.6)	(359.7)	435.0	—	—
Net cash (used in) provided by financing activities	(618.4)	(4.6)	(982.7)	(483.0)	1,118.0	(970.7)
Cash and cash equivalents at beginning of period	1.7	0.1	70.3	26.6	—	98.7
(Decrease) increase in cash and cash equivalents	(1.3)	—	(13.6)	27.2	—	12.3
Effect of exchange rate changes on cash and cash equivalents	—	—	2.4	—	—	2.4
Cash and cash equivalents at end of period	$0.4	$0.1	$59.1	$53.8	$—	$113.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including, but not limited to, our ability to implement Signet's transformation initiative, the effect of US federal tax reform and adjustments relating to such impact on the completion of our quarterly and year-end financial statements, changes in interpretation or assumptions, and/or updated regulatory guidance regarding the US federal tax reform, the benefits and outsourcing of the credit portfolio sale including technology disruptions, future financial results and operating results, the impact of weather-related incidents on Signet’s business, the benefits and integration of R2Net, general economic conditions, potential regulatory changes or other developments following the United Kingdom’s announced intention to negotiate a formal exit from the European Union, a decline in consumer spending, the merchandising, pricing and inventory policies followed by Signet, the reputation of Signet and its banners, the level of competition in the jewelry sector, the cost and availability of diamonds, gold and other precious metals, regulations relating to customer credit, seasonality of Signet’s business, financial market risks, deterioration in customers’ financial condition, exchange rate fluctuations, changes in Signet’s credit rating, changes in consumer attitudes regarding jewelry, management of social, ethical and environmental risks, the development and maintenance of Signet’s omni-channel retailing, security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems, changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions, risks related to Signet being a Bermuda corporation, the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors, an adverse decision in legal or regulatory proceedings, deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, including tax consequences related thereto, especially in view of the Company’s recent market valuation and our ability to successfully integrate Zale Corporation’s operations and to realize synergies from the transaction.
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
During the first quarter of Fiscal 2019, the Company realigned its organizational structure. The new structure allows for further integration of operational and product development processes and support growth strategies. In accordance with this organizational change, the Company, with 3,478 stores and kiosks as of November 3, 2018, now manages its business by geography, a description of which follows:

•	The North America segment operated 2,849 locations in the US and 135 locations in Canada as of November 3, 2018.

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

•
The International segment operated 494 stores in the United Kingdom, Republic of Ireland and Channel Islands as of November 3, 2018. The segment primarily operates in shopping malls and off-mall locations under the H.Samuel and Ernest Jones banners. The International segment is entirely comprised of the UK Jewelry division reported under the Company’s previous reportable segment structure.

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

(in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Cash and cash equivalents	$130.7	$225.1	$113.4
Loans and overdrafts	(322.6)	(44.0)	(291.8)
Long-term debt	(660.4)	(688.2)	(696.8)
Net debt	$(852.3)	$(507.1)	$(875.2)
2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator used by management frequently in evaluating its overall liquidity and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary expenditure. In the 39 weeks ended November 3, 2018, net cash provided by operating activities included $445.5 million in proceeds received in connection with the sale of the Company’s non-prime receivable portfolio. In the 13 and 39 weeks ended October 28, 2017, net cash provided by operating activities included $960.2 million in proceeds received in connection with the sale of the Company’s prime receivable portfolio. See Note 4 of Item 1 for additional information regarding the sale of the prime and non-prime receivable portfolios.

	13 weeks ended		39 weeks ended
(in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net cash provided by operating activities	$(139.1)	$1,072.5	$313.5	$1,482.3
Purchase of property, plant and equipment	(37.3)	(60.4)	(93.4)	(166.1)
Free cash flow	$(176.4)	$1,012.1	$220.1	$1,316.2

3.	Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA
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

	13 weeks ended		39 weeks ended
(in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income (loss)	$(29.9)	$(3.9)	$(549.5)	$168.0
Income taxes	(29.2)	(7.2)	(159.1)	45.7
Other non-operating income	(0.3)	—	(1.4)	—
Interest expense, net	10.6	16.6	28.9	42.7
Depreciation and amortization	44.7	48.7	138.4	147.1
Amortization of unfavorable leases and contracts	(1.8)	(2.2)	(5.9)	(10.8)
EBITDA	$(5.9)	$52.0	$(548.6)	$392.7
Credit transaction, net	0.4	—	167.4	—
Restructuring charges - cost of sales	—	—	63.2	—
Restructuring charges	9.5	—	35.6	—
Goodwill and intangible impairments	—	—	448.7	—
Adjusted EBITDA	$4.0	$52.0	$166.3	$392.7

4.	Non-GAAP operating income (loss)
Non-GAAP operating income (loss) is a non-GAAP measure defined as operating (loss) income excluding the impact of significant and unusual items which management believes are not necessarily reflective of operational performance during a period. Management finds the information useful when analyzing financial results in order to appropriately evaluate the performance of the business without the impact of significant and unusual items. In particular, management believes the consideration of measures that exclude such expenses can assist in the comparison of operational performance in different periods which may or may not include such expenses.

	13 weeks ended		39 weeks ended
(in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Operating income (loss)	$(48.8)	$5.5	$(681.1)	$256.4
Credit transaction, net	0.4	—	167.4	—
Restructuring charges - cost of sales	—	—	63.2	—
Restructuring charges	9.5	—	35.6	—
Goodwill and intangible impairments	—	—	448.7	—
Non-GAAP operating income (loss)	$(38.9)	$5.5	$33.8	$256.4

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
Third Quarter Summary

•	Same store sales: Up 1.6%.

•	Total sales: $1,191.7 million, increased 3.0%.

•	Operating loss: $(48.8) million, down $54.3 million including restructuring charges and transaction costs associated with the sale of non-prime receivable portfolio.
Non-GAAP(1) operating loss: $(38.9) million.

•	Diluted loss per share: $(0.74), including the impact of restructuring charges of ($0.14) and impact of transaction costs associated with the sale of non-prime receivable portfolio of ($0.01).
Year to Date Summary

•	Same store sales: Up 1.0%.

•	Total sales: $4,092.4 million, increased 3.3%.

•
Operating loss: $(681.1) million, down $937.5 million including the impact of a non-cash impairment charge related to goodwill and intangibles, loss recognized on held for sale non-prime receivables and restructuring charges.

Non-GAAP(1) operating income: $33.8 million.

•
Diluted loss per share: $(10.31), including the impact of a non-cash impairment charge related to goodwill and intangibles of ($7.45), loss recognized on held for sale non-prime receivables of ($2.03) and restructuring charges of ($1.36).

(1)	Non-GAAP measure.

	Third Quarter				Year to Date
	Fiscal 2019		Fiscal 2018		Fiscal 2019		Fiscal 2018
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,191.7	100.0%	$1,156.9	100.0%	$4,092.4	100.0%	$3,959.9	100.0%
Cost of sales	(820.5)	(68.9)	(835.8)	(72.2)	(2,746.2)	(67.1)	(2,689.7)	(67.9)
Restructuring charges - cost of sales	—	—	—	—	(63.2)	(1.5)	—	—
Gross margin	371.2	31.1	321.1	27.8	1,283.0	31.4	1,270.2	32.1
Selling, general and administrative expenses	(410.3)	(34.4)	(375.9)	(32.5)	(1,337.9)	(32.7)	(1,237.7)	(31.3)
Credit transaction, net	(0.4)	—	(12.2)	(1.1)	(167.4)	(4.1)	2.6	0.1
Restructuring charges	(9.5)	(0.8)	—	—	(35.6)	(0.9)	—	—
Goodwill and intangible impairments	—	—	—	—	(448.7)	(10.9)	—	—
Other operating income, net	0.2	—	72.5	6.3	25.5	0.6	221.3	5.6
Operating income (loss)	(48.8)	(4.1)	5.5	0.5	(681.1)	(16.6)	256.4	6.5
Interest expense, net	(10.6)	(0.9)	(16.6)	(1.5)	(28.9)	(0.7)	(42.7)	(1.1)
Other non-operating income	0.3	—	—	—	1.4	—	—	—
Income (loss) before income taxes	(59.1)	(5.0)	(11.1)	(1.0)	(708.6)	(17.3)	213.7	5.4
Income taxes	29.2	2.5	7.2	0.7	159.1	3.9	(45.7)	(1.2)
Net income (loss)	$(29.9)	(2.5)%	$(3.9)	(0.3)%	$(549.5)	(13.4)%	$168.0	4.2%
Dividends on redeemable convertible preferred shares	(8.2)	nm	(8.2)	nm	(24.6)	nm	(24.6)	nm
Net income (loss) attributable to common shareholders	$(38.1)	(3.2)%	$(12.1)	(1.0)%	$(574.1)	(14.0)%	$143.4	3.6%

nm	Not meaningful.
Third quarter sales
Signet's total sales were $1.19 billion, up 3.0%, in the 13 weeks ended November 3, 2018 on a reported basis and up 3.3% from the prior year quarter on a constant currency basis. Total same store sales performance was 1.6% versus the prior year quarter, inclusive of a 75 bps unfavorable impact due to planned shifts in timing of promotions at Zales and Peoples. Same store sales also reflected a 50 bps unfavorable impact related to a timing shift of service plan revenue recognized as a result of the historical claims experience shifting away from the earlier years of the service plans to later years of the coverage period. Incremental clearance sales to make room for new product as we refocus our assortment had a positive impact on same store sales of 165 bps. Transition issues related to the October 2017 credit outsourcing had an immaterial impact on same store sales in the third quarter.
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
During management’s ongoing, quarterly monitoring of actual claims experience associated with lifetime ESP sold, a shift in claims trends was identified away from the earlier years of the coverage period. This resulted in a shift in timing of revenue recognized. Approximately 55% of revenue is prospectively recognized in the first two years and over 75% of revenue within the first five years of the contract period, compared to 58% of revenue in the first two years and over 75% of revenue within the first five years prior to the adjustment. Management will continue to monitor, however the nature and duration of the claims history is not expected to result in frequent adjustments to this recognition pattern.
The increase in total sales of $34.8 million from the prior year quarter was positively impacted by 1) same store sales growth; 2) new revenue recognition accounting standards; and 3) the addition of James Allen (acquired in September 2017). These factors were partially offset by net store closures, the negative impact of a calendar shift due to the 53rd week in Fiscal 2018 and unfavorable foreign exchange translation.

eCommerce sales in the third quarter including James Allen were $125.0 million, up 54.9% on a reported basis. James Allen sales were $52.5 million in the quarter, up 13.6% compared to the prior year quarter, and had a positive 50 bps impact on total company same store sales. eCommerce sales increased across all segments and accounted for 10.5% of third quarter sales, up from 7.0% of total sales in the prior year third quarter.
The breakdown of the sales performance is set out in the table below:

	Change from previous year
Third quarter of Fiscal 2019	Same store sales(1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	0.7%	2.7%	3.4%	na	3.4%	$451.2
Zales	2.8%	0.4%	3.2%	na	3.2%	$222.7
Jared	—%	1.1%	1.1%	na	1.1%	$220.5
Piercing Pagoda	16.2%	(5.4)%	10.8%	na	10.8%	$61.4
James Allen(2)	13.6%					$52.5
Peoples	0.3%	(2.0)%	(1.7)%	(4.2)%	(5.9)%	$39.8
Regional banners	(13.7)%	(33.7)%	(47.4)%	(0.2)%	(47.6)%	$16.2
North America segment	2.1%	2.2%	4.3%	(0.2)%	4.1%	$1,064.3
H.Samuel	(3.5)%	(1.9)%	(5.4)%	(1.3)%	(6.7)%	$57.4
Ernest Jones	(2.8)%	(0.2)%	(3.0)%	(1.3)%	(4.3)%	$63.9
International segment	(3.1)%	(1.1)%	(4.2)%	(1.3)%	(5.5)%	$121.3
Other(3)						$6.1
Signet	1.6%	1.7%	3.3%	(0.3)%	3.0%	$1,191.7

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

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Third Quarter	Fiscal 2019		Fiscal 2018		Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Kay		$575		$534	8.3%	(1.3)%	(5.6)%	(5.3)%
Zales		$577		$537	7.1%	2.9%	(2.9)%	(7.2)%
Jared		$798		$729	8.3%	8.0%	(6.4)%	(11.7)%
Piercing Pagoda		$66		$60	10.0%	9.1%	5.9%	(6.6)%
James Allen(3)		$3,854		$4,489	(14.1)%	na	32.4%	na
Peoples(4)	C$	499	C$	469	4.6%	1.5%	(5.0)%	(4.2)%
Regional banners		$539		$506	3.7%	4.1%	(16.4)%	(17.5)%
North America segment		$414		$392	4.5%	4.0%	(1.1)%	(1.2)%
H.Samuel(5)		£85		£85	—%	9.0%	(3.2)%	(12.6)%
Ernest Jones(5)		£388		£390	(1.5)%	8.6%	(0.7)%	(14.0)%
International segment(5)		£145		£144	—%	8.3%	(2.7)%	(12.9)%

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

North America sales
The North America segment’s total sales were $1.06 billion compared to $1.02 billion in the prior year, up 4.1%. Same store sales increased 2.1% compared to a decrease of 5.0% in the prior year. North America’s ATV increased 4.5%, while the number of transactions decreased 1.1%.
Same store sales results were positively impacted by initiatives across banners to increase newness and refocus the product assortment and James Allen sales growth which contributed 55 basis points. Incremental clearance sales positively impacted same store sales by approximately 190 basis points, and a planned shift in timing of promotions at Zales and Peoples unfavorably impacted same store sales by 85 basis points. Same store sales increased at Piercing Pagoda by 16.2%, Zales by 2.8% and Kay by 0.7%. Zales results were unfavorably impacted by 360 bps due to a planned shift in the timing of promotions. Jared same store sales were flat.
Fashion, bridal and watch sales increased in the quarter on a same store sales basis, benefiting from a greater percentage of newness in the core product assortment and higher clearance sales. This increase was partially offset by declines in the Other product category driven by a strategic reduction of owned brand beads, as well as declines in other branded beads. Bridal performance was driven by strength in solitaires, the Enchanted Disney Fine Jewelry® collection and the Love's Destiny collection, partially offset by declines in the Ever Us® collection and the Tolkowsky collection. Fashion performance was primarily driven by gold, particularly chains and bracelets, and diamond earrings and pendants.
International sales
The International segment’s total sales decreased 5.5% to $121.3 million compared to $128.4 million in the prior year and decreased 4.2% at constant exchange rates. Same store sales decreased 3.1% compared to a decrease of 5.1% in the prior year. The same store sales decline was impacted by unfavorable traffic trends and a difficult consumer environment. Higher sales in prestige watches were offset by lower sales in diamond jewelry and fashion watches. In the International segment, the ATV was flat year over year, while the number of transactions decreased 2.7%.
Year to date sales
Signet’s total sales increased 3.3% to $4.09 billion compared to $3.96 billion in the prior year. Total sales at constant exchange rates increased 2.9%. Signet’s same store sales increased 1.0%, compared to a decrease of 5.4% in the prior year. Same store sales performance reflected the impact of initiatives to increase newness and refocus the product assortment, as well as incremental clearance sales to make room for new product. Incremental clearance had a positive impact on same store sales of 210 basis points. Transition issues related to the October 2017 credit outsourcing had an unfavorable 90 basis point impact on same store sales in the 39 weeks ended November 3, 2018.
The increase in total sales during the period was due to: 1) same store sales performance; 2) the addition of James Allen, which was acquired as part of R2Net acquisition in September 2017 (see Note 5 within Item 1 of this form 10-Q); 3) $76 million from the adoption of new revenue recognition accounting standards; and 4) a foreign exchange translation benefit of $17 million. These factors were partially offset by an unfavorable $44 million impact from the calendar shift due to the 53rd week in Fiscal 2018 and a $100 million reduction due to store closures partially offset by new store openings.
eCommerce sales year to date, including James Allen, were $421.8 million, up $177.9 million or 72.9%, compared to $243.9 million in the prior year. James Allen sales were $160.2 million, up 22.5% compared to the prior year, and had a positive 80 basis point impact on total company same store sales. eCommerce sales increased across all segments and accounted for 10.3% of year to date sales, up from 6.2% of total sales in the prior year.

The breakdown of the sales performance is set out in the table below:

	Change from previous year
Year to date Fiscal 2019	Same store sales(1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	(1.2)%	2.1%	0.9%	na	0.9%	$1,580.4
Zales	6.5%	(1.5)%	5.0%	na	5.0%	$799.3
Jared	(2.5)%	1.4%	(1.1)%	na	(1.1)%	$759.2
Piercing Pagoda	11.2%	(2.7)%	8.5%	na	8.5%	$203.4
James Allen(2)	22.5%					$160.2
Peoples	1.7%	(2.5)%	(0.8)%	0.6%	(0.2)%	$134.2
Regional banners	(11.7)%	(36.0)%	(47.7)%	0.1%	(47.6)%	$62.1
North America segment	1.5%	2.4%	3.9%	—%	3.9%	$3,698.8
H.Samuel	(4.3)%	(1.5)%	(5.8)%	4.1%	(1.7)%	$181.2
Ernest Jones	(3.9)%	0.8%	(3.1)%	4.1%	1.0%	$200.3
International segment	(4.1)%	(0.3)%	(4.4)%	4.1%	(0.3)%	$381.5
Other(3)						$12.1
Signet	1.0%	1.9%	2.9%	0.4%	3.3%	$4,092.4

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

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Year to date	Fiscal 2019		Fiscal 2018		Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Kay		$527		$484	8.9%	1.5%	(8.1)%	(7.6)%
Zales		$513		$495	3.4%	1.4%	4.3%	(8.8)%
Jared		$691		$626	8.8%	8.9%	(9.4)%	(12.7)%
Piercing Pagoda		$66		$61	8.2%	8.9%	2.2%	(6.1)%
James Allen(3)		$3,765		$4,183	(10.0)%	na	36.1%	na
Peoples(4)	C$	462	C$	452	0.9%	5.1%	0.6%	(4.9)%
Regional banners		$502		$465	7.3%	5.0%	(15.5)%	(19.4)%
North America segment		$393		$375	5.4%	4.7%	(2.5)%	(2.6)%
H.Samuel(5)		£86		£84	2.4%	10.5%	(6.4)%	(13.6)%
Ernest Jones(5)		£385		£370	2.9%	16.7%	(6.3)%	(17.1)%
International segment(5)		£146		£141	2.8%	11.9%	(6.4)%	(14.3)%

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

North America sales
The North America segment’s total sales were $3.70 billion compared to $3.56 billion in the prior year, up 3.9%. Same store sales increased 1.5% compared to a decrease of 5.5% in the prior year. North America’s ATV increased 5.4%, while the number of transactions decreased 2.5%.
Same store sales results were positively impacted by initiatives across banners to increase newness and refocus the product assortment and James Allen sales growth which contributed 80 basis points. Additionally, incremental clearance sales to make room for new product had a positive impact on same store sales of 230 basis points. Same store sales increased at Piercing Pagoda by 11.2% and Zales by 6.5%. Same store sales decreased at Jared by 2.5% and Kay by 1.2%.
Fashion, bridal and watch sales increased in Fiscal 2019, benefiting from a greater percentage of newness in the core product assortment and higher clearance sales. Bridal performance was driven by strength in solitaires, the Enchanted Disney Fine Jewelry® collection and the Love's Destiny collection partially offset by declines in the Ever Us® collection and the Tolkowsky collection. Fashion performance was primarily driven by gold, particularly chains and bracelets, and diamond earrings and pendants.
International sales
The International segment’s total sales decreased 0.3% to $381.5 million compared to $382.8 million in the prior year and decreased 4.4% at constant exchange rates. Same store sales decreased 4.1% compared to a decrease of 4.0% in the prior year. The same store sales decline was impacted by unfavorable traffic trends and a difficult consumer environment. Higher sales in prestige watches were more than offset by lower sales in diamond jewelry and fashion watches. In the International segment, the ATV increased 2.8%, while the number of transactions decreased 6.4%.
Cost of sales and gross margin
In the third quarter, gross margin was $371.2 million or 31.1% of sales compared to $321.1 million or 27.8% of sales in the prior year comparable period.Factors impacting gross margin rate include 1) a positive 350 bps impact related to no longer recognizing bad debt expense and late charge income; 2) a negative 40 bps impact related to the discontinuation of credit insurance; 3) a negative 30 bps impact related to James Allen, which carries a lower gross margin rate; 4) a negative 30 bps impact related to a timing shift of revenue recognized on service plans; and 5) a positive 20 bps impact related to adopting new revenue recognition accounting standards, including higher revenue share payments associated with the prime credit outsourcing arrangement. The residual factors impacting gross margin include unfavorable mix including higher clearance inventory sales offset by transformation cost savings and lower store occupancy costs due to store closures.
In the year to date period, gross margin was $1.28 billion or 31.4% of sales compared to $1.27 billion or 32.1% of sales in the prior year comparable period. Gross margin was negatively impacted by $63.2 million, or 150 basis points, in restructuring charges related to an inventory charge taken in the second quarter. The charge relates to brands and collections that the Company is discontinuing as part of its transformation plan to increase newness across merchandise categories. Transformation cost savings related to direct sourcing, distribution and store occupancy offset sales deleverage and higher mix of clearance inventory sales. Additional factors impacting gross margin rate include: 1) a positive 200 basis point impact related to discontinuing the recognition of bad debt expense and late charge income; 2) a negative 60 basis point impact related to James Allen, which carries a lower gross margin rate; and 3) a negative 60 basis point impact from the discontinuation of credit insurance. See Note 7 of Item 1 for additional information regarding the Company’s restructuring activities.
Selling, general and administrative expenses (“SGA”)
In the third quarter, SGA was $410.3 million or 34.4% of sales compared to $375.9 million or 32.5% of sales in prior year and reflected the inclusion of James Allen in the current year quarter. SGA increased primarily due to 1) a $26 million increase in credit costs related to the transition to an outsourced credit model; 2) a $16 million increase in advertising expense; and 3) a $5 million increase in incentive compensation expense. Increases in SGA were partially offset by transformation cost savings, net of investments.
In the year to date period, SGA was $1.34 billion or 32.7% of sales compared to $1.24 billion or 31.3% of sales in prior year comparable period. SGA increased primarily due to: 1) a $60 million increase in credit costs related to the transition to an outsourced credit model; 2) a $35 million increase in advertising expense; 3) a $23 million increase in incentive compensation expense, which included $6 million of one-time cash awards to non-managerial hourly team members; and 4) a $10 million increase in store staff costs. Increases in SGA were partially offset by transformation cost savings, net of investments.

Credit transaction, net
In June 2018, the Company completed the sale of all eligible non-prime in-house accounts receivable. In the third quarter, the Company recognized net credit transaction charges of $0.4 million as a result of the transaction representing other transaction-related costs.
In the year to date period, the Company recognized charges of $167.4 million as a result of the sale of the non-prime in-house accounts receivable. This included total valuation losses of $160.4 million representing adjustments to the asset fair value and other transaction-related costs of $7.0 million. See Note 4 of Item 1 for additional information.
Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share gaining, OmniChannel jewelry category leader. Restructuring charges of $9.5 million were recognized in the 13 weeks ended November 3, 2018, primarily related to store closure costs, professional fees for legal and consulting services, and severance related to the Plan.
Restructuring charges of $35.6 million were recognized in the 39 weeks ended November 3, 2018, primarily related to professional fees for legal and consulting services, severance and impairment of information technology assets related to the Plan. Additionally, during the 39 weeks ended November 3, 2018, the Company recorded charges of $63.2 million in restructuring charges related to inventory write-offs within cost of sales. See Note 7 of Item 1 for additional information.
Goodwill and intangible impairments
During the first quarter of Fiscal 2019, the Company recorded a non-cash goodwill and intangible asset impairment pre-tax charge of $448.7 million which did not have an impact on the Company’s day to day operations or liquidity. The charge was related to the write down of goodwill and intangible assets recognized in the North America segment as part of the Zale Corporation acquisition, as well as goodwill associated with the acquisition of Ultra Stores, Inc. that had historically been included in our legacy Sterling division. There were no incremental impairments recorded during the 13 weeks ended November 3, 2018. See Note 15 of Item 1 for additional information on the impairments.
Other operating income, net
Other operating income, net in the third quarter was $0.2 million, compared to $72.5 million or 6.3% of sales in the prior year third quarter. The decrease is primarily due to the sale of the prime accounts receivable in the third quarter of Fiscal 2018, which resulted in less interest income earned from a reduced receivable portfolio.
In the year to date period, other operating income, net was $25.5 million or 0.6% of sales, which includes a $3.2 million gain on the sale of an asset, compared to $221.3 million or 5.6% of sales in the prior year period. The year-over-year decrease is primarily due to the sale of the prime accounts receivable in the third quarter of Fiscal 2018, which results in less interest income earned from a smaller receivable portfolio.
Operating income (loss)
In the third quarter, operating income (loss) was $(48.8) million or (4.1)% of sales, compared to $5.5 million or 0.5% of sales in the prior year third quarter. The operating income margin decline was driven by a $46.0 million unfavorable impact related to the outsourcing of credit, unfavorable banner mix, higher advertising and incentive compensation expense, and $9.5 million in restructuring charges due to store closure costs, severance and professional fees related to the Path to Brilliance transformation plan. These declines were partially offset by transformation cost savings.
Signet’s operating income (loss) consisted of the following components:

	Third Quarter
	Fiscal 2019		Fiscal 2018
(in millions)	$	% of segment sales	$	% of segment sales
North America segment	$(19.5)	(1.8)%	$53.8	5.3%
International segment	(4.4)	(3.6)%	(1.7)	(1.3)%
Other(1)	(24.9)	nm	(46.6)	nm
Operating (loss) income	$(48.8)	(4.1)%	$5.5	0.5%

(1)
Fiscal 2019 includes $9.5 million and $0.4 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges and transaction costs associated with the sale of the non-prime in-house accounts receivable, respectively. See Note 7 and Note 4, respectively of Item 1 for additional information.

nm	Not meaningful.

In the year to date period, operating (loss) income was $(681.1) million or (16.6)% of sales compared to $256.4 million or 6.5% of sales in the prior year. The operating income margin decline was driven by: 1) the $448.7 million goodwill and intangible impairment charge; 2) $98.8 million in restructuring charges due to inventory charges, severance, professional fees and impairment of IT assets related to the Path to Brilliance transformation plan; 3) a $154.0 million unfavorable impact related to the outsourcing of credit; 4) a $160.4 million loss related to marking the non-prime receivables at fair value in the second quarter; 5) the impact of the discontinuation of credit insurance; and 6) higher SGA expense. These declines were partially offset by transformation cost savings.
Signet’s operating income (loss) consisted of the following components:

	Year to date
	Fiscal 2019		Fiscal 2018
(in millions)	$	% of segment sales	$	% of segment sales
North America segment(1)	$(561.0)	(15.2)%	$350.2	9.8%
International segment(2)	(18.1)	(4.7)%	(1.9)	(0.5)%
Other(3)	(102.0)	nm	(91.9)	nm
Operating (loss) income	$(681.1)	(16.6)%	$256.4	6.5%

(1)
Fiscal 2019 includes $448.7 million, $53.7 million and $160.4 million related to the goodwill and intangible impairments recognized in the first quarter, inventory charges recorded in conjunction with the Company’s restructuring activities and valuation losses related to the sale of eligible non-prime in-house accounts receivable, respectively. See Note 15, Note 7 and Note 4, respectively, of Item 1 for additional information. Operating income was also negatively impacted by the sale of the prime accounts receivable in the third quarter of Fiscal 2018, which results in less interest income earned from a smaller receivable portfolio.

(2)	Fiscal 2019 includes $3.8 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. See Note 7 of Item 1 for additional information.

(3)
Fiscal 2019 includes $41.3 million and $7.0 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges and transaction costs associated with the sale of the non-prime in-house accounts receivable, respectively. See Note 7 and Note 4, respectively, of Item 1 for additional information.

nm	Not meaningful.
Interest expense, net
In the third quarter, net interest expense was $10.6 million compared to $16.6 million in the prior year third quarter, driven primarily by the repayment of the $600 million asset-backed securitization facility in the third quarter of Fiscal 2018. The weighted average interest rate for the Company’s debt outstanding in the current year was 3.9% compared to 3.1% in the prior year third quarter.
In the year to date period, net interest expense was $28.9 million compared to $42.7 million in the prior year, driven primarily by the repayment of the $600 million asset-backed securitization facility in the third quarter of Fiscal 2018. The weighted average interest rate for the Company’s debt outstanding in the current year was 4.1% compared to 3.1% in the prior year comparable period.
Income taxes
In the third quarter, the income tax benefit was $29.2 million, an effective tax rate (“ETR”) of 49.4%, compared to income tax benefit of $7.2 million, an ETR of 64.9% in the prior year third quarter.
In the year to date period, income tax benefit was $159.1 million, an ETR of 22.5%, compared to income tax expense of $45.7 million, an ETR of 21.4% in the prior year comparable period. The ETR in Fiscal 2019 is primarily due to the unfavorable impact of the impairment of goodwill which was not deductible for tax purposes partially offset by the favorable impact of foreign tax rate differences and benefits from global reinsurance and financing arrangements, including certain intra-entity debt agreements which mature on various dates between fiscal year 2022 and 2027.
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
For the third quarter, diluted loss per share was $(0.74) compared to loss of $(0.20) in the prior year third quarter. The weighted average diluted number of common shares outstanding was 51.5 million compared to 60.1 million in the prior year third quarter. For the third quarter of Fiscal 2019, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive. Diluted EPS for the third quarter of Fiscal 2019 includes a loss of $(0.14) related to the Path to Brilliance transformation plan and a loss of $(0.01) related to the sale of non-prime receivables.

For the year to date period, diluted loss per share was $(10.31) compared to earnings of $2.24 in the prior year. The weighted average diluted number of common shares outstanding was 55.7 million compared to 64.1 million in the prior year. For the year to date periods of Fiscal 2019 and Fiscal 2018, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive. Diluted EPS for the 39 weeks ended November 3, 2018 includes a loss of $(7.45) related to the goodwill and intangible impairments, a loss of $(2.03) related to the sale of non-prime receivables and a loss of $(1.36) related to the Path to Brilliance transformation plan.
Dividends per share
In the third quarter, dividends of $0.37 per common share were declared by the Board of Directors compared to $0.31 in the prior year third quarter. In the year to date period, dividends of $1.11 per common share were declared by the Board of Directors compared to $0.93 in the prior year comparable period.
In the third quarter of Fiscal 2019 and Fiscal 2018, dividends of $12.50 per preferred share were declared by the Board of Directors. In the year to date periods of Fiscal 2019 and Fiscal 2018, dividends of $37.50 per preferred share were declared by the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the third quarter of Fiscal 2019 and Fiscal 2018:

	39 weeks ended
(in millions)	November 3, 2018	October 28, 2017
Net cash provided by operating activities	$313.5	$1,482.3
Net cash used in investing activities	(79.5)	(499.3)
Net cash used in financing activities	(320.7)	(970.7)
(Decrease) increase in cash and cash equivalents	$(86.7)	$12.3

Cash and cash equivalents at beginning of period	$225.1	$98.7
(Decrease) increase in cash and cash equivalents	(86.7)	12.3
Effect of exchange rate changes on cash and cash equivalents	(7.7)	2.4
Cash and cash equivalents at end of period	$130.7	$113.4
Operating activities
Net cash provided by operating activities was $313.5 million compared to $1,482.3 million in the prior year comparable period.

•	Net loss was $549.5 million compared to net income of $168.0 million, a decrease of $717.5 million.

•	Non-cash goodwill and intangible impairment charges of $448.7 million were recorded related to an interim impairment assessment performed during the first quarter of Fiscal 2019.

•	Non-cash restructuring charges of $80.2 million related to the Plan primarily related to inventory charges and impairment of information technology assets.

•	Depreciation and amortization decreased $8.7 million to $138.4 million from $147.1 million in the prior year comparable period.

•
Cash provided by accounts receivable totaled $500.6 million, including $445.5 million from the sale of eligible non-prime in-house finance receivables, $37.6 million generated by receivables held for investment including in-house finance receivables prior to reclassification to held for sale, and $17.5 million related to the in-house finance receivable portfolio subsequent to the reclassification to held for sale. This compares to $1,246.3 million, including $960.2 million from the sale of the prime portion of the in-house receivable portfolio and $286.1 million generated by receivables held for investment including in-house finance receivables prior to reclassification to held for sale. The changes in accounts receivable are primarily driven by the North America in-house credit program.

During the 39 weeks ended November 3, 2018, the payment plans participation rate was 52.5% compared to 53.7% in the prior year comparable period. These rates reflect activity for in-house and outsourced credit program customers in North America, including legacy Sterling Jewelers, Zale Jewelry and Piercing Pagoda customers, as well as lease purchase customers. The decline in participation rate was driven primarily by a continued trend of lower credit applications. The Company completed its transition to an outsourced credit structure during the second quarter of Fiscal 2019. See Note 4 of Item 1 for additional information.

	39 weeks ended
	November 3, 2018	October 28, 2017
Total North America sales (excluding James Allen)(1) (millions)	$3,538.6	$3,535.2
Credit and lease purchase sales (millions)	$1,857.6	$1,898.4
Credit and lease purchase sales as % of total North America sales(1)	52.5%	53.7%

(1)
Excludes James Allen sales totaling $160.2 million and $23.7 million during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively, as in-house credit was not available to James Allen customers during the period. Additionally, see Note 5 of Item 1 for additional information regarding the acquisition of R2Net in September 2017.

•
Cash used for inventory and inventory-related items was $456.6 million compared to cash provided of $4.6 million in the prior year comparable period. Total inventory as of November 3, 2018 was $2,647.1 million compared to the prior year comparable quarter balance of $2,466.1 million, reflecting our strategy to exit low-priced owned branded beads and increase investments in bridal and certain fashion collections. Cash used for inventory increased by $461.2 million from prior year primarily due to investments in bridal merchandise, particularly at Kay, as well as new on-trend designs in fashion. The bridal investments include an increase in larger carat weight and premium diamonds and fancy shapes as well as core assortment including branded collections.

During the 13 weeks ended November 3, 2018, the Company initiated the process to liquidate the inventory of discontinued brands and collections identified as part of the Plan. The proceeds received by the Company for the items liquidated to date approximated the net realizable value management estimated when recording the charge during the second quarter. As of November 3, 2018, inventory representing $55.4 million of the restructuring charge recorded during the second quarter of Fiscal 2019 remains on hand.

•	Cash provided by accounts payable was $106.5 million compared to $39.7 million in the prior year comparable period primarily driven by timing of payments made in connection with inventory purchases.

•
Cash used for accrued expenses and other liabilities was $7.3 million compared to $5.4 million in the prior year comparable period primarily driven by the timing of payments associated with payroll-related items including incentive compensation and advertising.

•
Cash provided by income taxes was $2.0 million compared to cash used of $115.3 million in the prior year comparable period primarily attributable to lower pre-tax earnings in the current year as well as the favorable impact of the Tax Cuts and Jobs Act in the United States.

Investing activities
Net cash used in investing activities in the 39 weeks ended November 3, 2018 was $79.5 million compared to $499.3 million, including $332.4 million for the acquisition of R2Net as discussed in Note 4 of Item 1, in the prior year comparable period. Cash used in each period was primarily for capital additions associated with new store and remodels of existing stores, as well as capital investments in IT.
Stores opened and closed in the 39 weeks ended November 3, 2018:

Store count by banner	February 3, 2018	Openings	Closures	November 3, 2018
Kay	1,247	30	(31)	1,246
Zales	704	3	(24)	683
Peoples	129	1	(6)	124
Jared	274	1	(5)	270
Piercing Pagoda	598	—	(16)	582
Regional banners	100	—	(21)	79
North America segment	3,052	35	(103)	2,984
H.Samuel	301	—	(6)	295
Ernest Jones	203	3	(7)	199
International segment	504	3	(13)	494
Signet	3,556	38	(116)	3,478

(1)	The annual net change in selling square footage for Fiscal 2018 for the North America and International segments were (1.9%) and (0.4%), respectively.
Planned store count changes for Fiscal 2019:
During Fiscal 2019, Signet expects net store closures of approximately 200 stores, as part of the three-year Signet Path to Brilliance transformation plan. Store closures are primarily focused on reducing the Company’s mall-based exposure and exiting regional brands.
Financing activities
Net cash used in financing activities in the 39 weeks ended November 3, 2018 was $320.7 million, comprised primarily of $485.0 million for the repurchase of common shares, $83.2 million for dividend payments on common and preferred shares, and $32.4 million for the repayments of bank overdrafts and the term loan. Offsetting the cash used for the share repurchases, dividend payments and debt repayment was $282.0 million of net proceeds drawn on the revolving credit facility for seasonal working capital needs.

Net cash used in financing activities in the 39 weeks ended October 28, 2017 was $970.7 million, comprised primarily of $600.0 million for the repayment of the asset-backed securitization facility in connection with the credit transaction, $460.0 million for the repurchase of commons shares and $84.6 million for dividend payments on common and preferred shares. Offsetting the cash used for the repayment of the asset-backed securitization facility, share repurchases and dividend payments was $200.0 million of net proceeds drawn on the revolving credit facility. Additionally, in connection with the acquisition of R2Net during the third quarter of Fiscal 2018, the Company entered into a $350.0 million term loan. This facility was repaid in full during the third quarter with the proceeds received from the sale of the prime portion of the in-house receivables.
Details of the major items within financing activities are discussed below:
Share repurchases
The Company’s share repurchase activity was as follows:

Year to date		Fiscal 2019			Fiscal 2018
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	7.5	$434.4	$57.64	n/a	n/a	n/a
2016 Program(2)	$1,375.0	1.3	$50.6	$39.76	8.1	$460.0	$56.91
Total		8.8	$485.0	$55.06	8.1	$460.0	$56.91

(1)	The 2017 Program had $165.6 million remaining as of November 3, 2018.

(2)	The 2016 Program was completed in March 2018.

n/a	Not applicable as the 2017 Program was authorized by the Board of Directors in June 2017.
Dividends on common shares
Dividends declared on common shares during the 39 weeks ended November 3, 2018 and October 28, 2017 were as follows:

	Fiscal 2019		Fiscal 2018
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.37	$21.8	$0.31	$21.3
Second quarter	0.37	19.2	0.31	18.7
Third quarter(1)	0.37	19.2	0.31	18.7
Total	$1.11	$60.2	$0.93	$58.7

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of November 3, 2018 and October 28, 2017, $19.2 million and $18.7 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared on common shares for the third quarter of Fiscal 2019 and Fiscal 2018, respectively.

Dividends on preferred shares
Dividends declared on preferred shares during the 39 weeks ended November 3, 2018 and October 28, 2017 were as follows:

	Fiscal 2019	Fiscal 2018
(in millions)	Total cash dividends	Total cash dividends
First quarter	$7.8	$7.8
Second quarter	7.8	7.8
Third quarter(1)	7.8	7.8
Total	$23.4	$23.4

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of November 3, 2018 and October 28, 2017, $7.8 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the third quarter of Fiscal 2019 and Fiscal 2018, respectively.

There were no cumulative undeclared dividends on the preferred shares that reduced net (loss) income attributable to common shareholders during the 39 weeks ended November 3, 2018 or the 39 weeks ended October 28, 2017. See Note 8 of Item 1 for additional information regarding the dividend rights of preferred shareholders.

Movement in cash and indebtedness
Cash and cash equivalents at November 3, 2018 were $130.7 million compared to $113.4 million as of October 28, 2017. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At November 3, 2018, Signet had $989.0 million of outstanding debt, comprised of $399.0 million of senior unsecured notes, $303.9 million on a term loan facility, $282.0 million on a revolving credit facility and $4.1 million of bank overdrafts. During the 39 weeks ended November 3, 2018, $22.3 million in principal payments were made on the term loan.
At October 28, 2017, Signet had $996.1 million of outstanding debt, comprised of $398.9 million of senior unsecured notes, $332.9 million on a term loan facility, $256.0 million on the revolving credit facility and $8.3 million of bank overdrafts. During the 39 weeks ended October 28, 2017, the Company utilized the gross proceeds from the sale of the prime portion of the in-house finance receivables to repay the $600 million asset-backed securitization facility and made $15.7 million in principal payments on the term loan.
The Company had stand-by letters of credit outstanding of $14.6 million and $15.7 million as of November 3, 2018 and October 28, 2017, respectively, that reduce remaining availability under the revolving credit facility.
Net debt was $852.3 million as of November 3, 2018 compared to $875.2 million as of October 28, 2017; see non-GAAP measures discussed above.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of November 3, 2018 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 3, 2018, filed with the SEC on April 2, 2018.
SEASONALITY
Signet’s sales are seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales, with December being by far the highest volume month of the year. The “Holiday Season” consists of results for the months of November and December. As a result of our strategic credit outsourcing and transformation initiatives, we anticipate our operating profit will be almost entirely generated in the fourth quarter. In Fiscal 2019, the Company expects to recognize an annual operating loss as a result of goodwill and intangible asset impairments recognized during the first quarter, as well as the impacts of the Company’s strategic credit outsourcing and transformation initiatives.
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
Signet’s market risk profile as of November 3, 2018 has not materially changed since February 3, 2018. The market risk profile as of February 3, 2018 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on April 2, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 3, 2018.
Changes in internal control over financial reporting
During the third quarter of Fiscal 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 21 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the current risk factors from those disclosed in Part I, Item 1A, of Signet’s Fiscal 2018 Annual Report on Form 10-K, filed with the SEC on April 2, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the third quarter of Fiscal 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
August 5, 2018 to September 1, 2018	302	$60.42	—	$165,586,651
September 2, 2018 to September 29, 2018	—	$—	—	$165,586,651
September 30, 2018 to November 3, 2018	—	$—	—	$165,586,651
Total	302	$60.42	—	$165,586,651

(1)
Includes 302 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
In June 2017, the Board of Directors authorized the repurchase of up to $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

10.1
Separation and Release Agreement, dated August 28, 2018 between Sterling Jewelers Inc. and Michele Santana (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2018).

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

Signet Jewelers Limited

Date:	December 7, 2018	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)