Form 10-K
period 2019-02-02
SIGNET JEWELERS LTD
filed 2019-04-03
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes   ☐     No   ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the Registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b of the Exchange Act.
Large accelerated filer   ☒                          Accelerated filer   ☐
Non-accelerated filer   ☐                                    Smaller reporting company   ☐
Emerging growth company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of August 4, 2018 was $3,058,047,614.
Number of common shares outstanding on March 28, 2019: 51,891,985
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant will incorporate by reference information required in response to Part III, Items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 14, 2019.

SIGNET JEWELERS LIMITED
FISCAL 2019 ANNUAL REPORT ON FORM 10-K

REFERENCES
Unless the context otherwise requires, references to “Signet” or the “Company,” refer to Signet Jewelers Limited (and before September 11, 2008 to Signet Group plc) and its consolidated subsidiaries. References to the “Parent Company” are to Signet Jewelers Limited.
PRESENTATION OF FINANCIAL INFORMATION
All references to “dollars,” “US dollars” and “$” are to the lawful currency of the United States of America (“US”). Signet prepares its financial statements in US dollars. All references to “British pound(s),” “pounds,” and “£” are to the lawful currency of the United Kingdom (“UK”). All references to “Canadian dollar” or “C$” are to the lawful currency of Canada.
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
Fiscal year and fourth quarter
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2020,” “Fiscal 2019,” “Fiscal 2018,” “Fiscal 2017,” “Fiscal 2016” and “Fiscal 2015” refer to the 52 week periods ending February 1, 2020 and February 2, 2019, the 53 week period ending February 3, 2018, and the 52 week periods ending January 28, 2017, January 30, 2016 and January 31, 2015, respectively. Fourth quarter references the 13 weeks ended February 2, 2019 (“fourth quarter”) and the 14 weeks ended February 3, 2018 (“prior year fourth quarter”).
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including, but not limited to: our ability to implement Signet's transformation initiative; the effect of US federal tax reform and adjustments relating to such impact on the completion of our quarterly and year-end financial statements; changes in interpretation or assumptions, and/or updated regulatory guidance regarding the US federal tax reform; the benefits and outsourcing of the credit portfolio sale including technology disruptions, future financial results and operating results; deterioration in the performance of individual businesses or of the company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, including tax consequences related thereto, especially in view of the Company’s recent market valuation; our ability to successfully integrate Zale Corporation and R2Net’s operations and to realize synergies from the Zale and R2Net transactions; general economic conditions; potential regulatory changes, global economic conditions or other developments related to the United Kingdom’s announced intention to negotiate a formal exit from the European Union; a decline in consumer spending or deterioration in consumer financial position; the merchandising, pricing and inventory policies followed by Signet; Signet’s relationships with suppliers and ability to obtain merchandise that customers wish to purchase; the reputation of Signet and its banners; the level of competition and promotional activity in the jewelry sector; the cost and availability of diamonds, gold and other precious metals; changes in the supply and consumer acceptance of gem quality lab created diamonds; regulations relating to customer credit; seasonality of Signet’s business; the success of recent changes in Signet’s executive management team; the performance of and ability to recruit, train, motivate and retain qualified sales associates; the impact of weather-related incidents on Signet’s business; financial market risks; exchange rate fluctuations; changes in Signet’s credit rating; changes in consumer attitudes regarding jewelry; management of social, ethical and environmental risks; the development and maintenance of Signet’s omni-channel retailing; the ability to optimize Signet’s real estate footprint; security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems; changes in assumptions used in making accounting estimates relating to items such as credit outsourcing fees, extended service plans and pensions; risks related to Signet being a Bermuda corporation; the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors; Signet’s ability to protect its intellectual property; changes in taxation benefits, rules or practices in the US and jurisdictions in which Signet’s subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce; and an adverse development in legal or regulatory proceedings or tax matters, any new regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions.

For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward-looking statement, see Item 1A and elsewhere in this Annual Report on Form 10-K. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I
ITEM 1. BUSINESS
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. During the first quarter of Fiscal 2019, the Company realigned its organizational structure. The new structure is designed to facilitate further integration of operational and product development processes and to support growth strategies. In accordance with this organizational change, the Company, with 3,334 stores and kiosks as of February 2, 2019, now manages its business by geography, a description of which follows:

•	The North America segment operated 2,729 locations in the US and 128 locations in Canada as of February 2, 2019.

◦
In the US, the segment primarily operates in malls and off-mall locations under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); a variety of mall-based regional banners; and James Allen, which was acquired in the R2Net acquisition in Fiscal 2018. Additionally, in the US, the segment operates mall-based kiosks under the Piercing Pagoda banner.

◦	In Canada, the segment primarily operates under the Peoples banner (Peoples Jewellers), as well as the Mappins Jewellers regional banner.

◦	The North America segment is entirely comprised of the Sterling Jewelers and Zale divisions reported under the Company’s previous reportable segment structure.

•
The International segment operated 477 stores in the United Kingdom, Republic of Ireland and Channel Islands as of February 2, 2019. The segment primarily operates in shopping malls and off-mall locations under the H.Samuel and Ernest Jones banners. The International segment is entirely comprised of the UK Jewelry division reported under the Company’s previous reportable segment structure.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment “Other” for financial reporting purposes. Signet’s diamond sourcing function includes our diamond polishing factory in Botswana. See Note 6 of Item 8 for additional information regarding the Company’s reportable segments.
MISSION & STRATEGY
Signet’s mission is to help customers “Celebrate Life and Express Love.” Our vision is take the lead and be the world’s premier jeweler by relentlessly connecting with customers, earning their trust with every interaction everywhere.
Signet continues to be the market share leader in North America in a large, growing and fragmented category, with the opportunity for additional growth as we leverage our strengths and competitive advantages. However, Signet believes that to realize this opportunity, it must transform its business from that of a legacy mall retailer to a modern OmniChannel category leader.
As a result, in Fiscal 2019, Signet launched a three-year comprehensive transformation plan, “Signet’s Path to Brilliance,” to reposition the company to be the OmniChannel jewelry category leader. The goal of our transformation plan is to drive sustained growth by delivering inspiring products and ideal online and in-store shopping experiences to our customers. Funding for the improvements we need in systems, capabilities, product and stores is expected to come from cost savings - driving out costs customers don’t see and care about, to invest in what they do. We believe this plan will enable the Company to deliver long-term sustainable, profitable sales growth and create value for shareholders.
To achieve our Path to Brilliance goals, we believe we must relentlessly focus on the following three strategic pillars which define our key priorities and investment focus areas:

•
Customer First: A resolute focus on our customer in all aspects of the business, including product assortment, targeted and personalized marketing, promotions and communications, through consumer‐inspired innovation and advanced data analytics.

•
OmniChannel: Become a leading OmniChannel retailer creating a seamless shopping experience by enhancing our digital and in-store capabilities, towards the vision of a seamless experience across all points of customer engagement.

•	Culture of Efficiency & Agility: Unleash the capabilities of Signet’s diverse workplace to be agile, innovative, deliver operational excellence and efficiency with increased resource productivity.

Over the last few months we have performed a detailed review of our Fiscal 2019 performance and the foundational capabilities developed in Year 1 of Path to Brilliance. Additionally, we have restructured parts of the organization and made leadership changes aimed to position us for success. We believe that Path to Brilliance is the right strategy, and that we must move faster and more aggressively to achieve our goals. The learnings from this last year have been incorporated into our forward plans to improve both execution and financial performance.
Our plan for Year 2 of Path to Brilliance is to build on the capabilities developed during Year 1, while accelerating growth initiatives to drive customer relevance, aggressively addressing our cost structure and bolstering our balance sheet. We have plans under each of our three strategic pillars to change the trajectory of our same store sales, stabilize and expand margins and improve our cash generation.
Key components of the transformation plan include:

•
Leading innovation and customer value. In early Fiscal 2019, Signet launched its innovation engine whose goal is to develop new solutions to customers’ jewelry needs to become an innovative disruptor in our category. In addition, we believe investments in data analytics and consumer insights including a system to track customer net promoter score, Signet’s “Voice of Customer” program, will allow us to better service our customers. The Company has begun reinvigorating its merchandise and value proposition focusing on 1) inspiring flagship brands, 2) right value and 3) on-trend product. Signet will continue to build on Fiscal 2019 key learnings and implement new programs designed to delight customers during their four key journeys (bridal, gifting, self-purchasing and repair). Combined with customer-inspired banner repositioning work, this is expected to allow the Company to make further progress in tailoring new product, marketing and promotional strategies unique to each store banner. In addition, investments will also focus on creating an in-store environment that resonates with today’s customer, better integrating technology to create a compelling, seamless OmniChannel experience.

•
Enhancing Signet's eCommerce and OmniChannel capabilities. Signet will continue to invest in platforms and becoming the leading jewelry retailer across channels. Building a best in class mobile experience and driving digital innovation is an important component of our Path to Brilliance. New initiatives aimed to drive increased digital traffic and improve conversion include a move to a more contemporary, dynamic platform for Jared and Kay that will be designed to enable better customer experience through faster speeds and high-quality imagery. In addition, we expect that investments in on-line jewelry customization tools, enhanced mobile experience, and continued greater personalization of content and product offering utilizing behavioral data management and machine learning will drive a better customer experience. This is also expected to enable and enhance digital marketing return on investments through greater visibility of customer's multi-touch journey. Signet aims to grow digital sales as a percentage of total revenues to 15% in Fiscal 2021, compared to 8% in Fiscal 2018.

•
Optimizing real estate footprint. Following an evaluation of its real estate footprint, utilization, and cost structure, Signet intends to optimize its portfolio to drive greater store productivity. We are working toward a portfolio of fewer, better stores, that provide a positive customer experience by delivering a fully connected OmniChannel journey. Our objective is to ensure our store base is located appropriately, providing sufficient returns to justify our investment and most importantly providing a delightful customer experience. Efforts include development and implementation of innovative store concepts to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at exiting under-performing stores, reducing the Company’s mall-based exposure and exiting regional brands. Store closing decisions are informed by strategic considerations and data analytics, including store performance, sales transference potential, mall grade and trend. In Fiscal 2019, Signet closed 262 stores, the majority of which were in malls where we operate another Signet banner store. Signet will continue to optimize its portfolio with more than 150 store closures expected in Fiscal 2020. At the end of the three-year transformation plan, Signet will have a leaner, more diversified footprint and more compelling and connected store experiences that we believe will be better aligned to our strategic banner positionings.

•
Reducing non-customer facing costs. In line with Signet’s goal of creating a Culture of Agility and Efficiency, the Company implemented initiatives across its operations, including strategic sourcing, distribution and warehousing, and corporate and support functions to drive cost savings and operational efficiencies. These include procurement savings with respect to merchandise and indirect spend, consolidating facilities and payroll savings as a result of implementing simplified organization structures with wider spans of control and fewer layers of management. The Company expects its transformation plan to deliver $200-$225 million net cost savings (excludes cost reductions associated with store closures) by the end of Fiscal 2021. In Fiscal 2019, Signet realized $85 million of net costs savings. The gross savings from these initiatives will be used to fund needed investments in technology, capabilities, and store experience.

•
Strengthening employee engagement and building capabilities. Our team and organization are key to accomplishing the company's transformation goals. Signet has hired and promoted several executives to fill key leadership roles, is investing in building e-commerce, analytics and innovation capabilities, and is focusing on reigniting employee engagement in our store operations and throughout the entire organization through cultural initiatives, leadership and skills training, and enhanced career development opportunities.

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
We believe that Signet’s competitive strengths include: strong store banner recognition, outstanding customer experience, branded differentiated and exclusive merchandise, sector-leading marketing and advertising, diversified real estate portfolio, supply chain leadership, and a full spectrum of services including financing and lease purchase options, extended service plans, repair and customer design, and piercing.
Capital Strategy
The tenets of Signet’s capital strategy allocation priorities continue to be as follows: 1) invest in its business to drive growth; 2) protect business from economic downturns by ensuring adequate liquidity; and 3) return excess cash to shareholders. Over time, Signet is committed to achieving an investment grade profile. Part of Signet’s capital strategy is to maintain the Company’s expected long-term adjusted debt(1)/ adjusted EBITDAR(1) (“adjusted leverage ratio”) of 3.0x to 3.5x. As previously announced, the Company exceeded the high end of its target leverage range in Fiscal 2019. The Company expects to exceed the high end of the target range in Fiscal 2020 but believes it will reach approximately 3.5x by the end of the three-year transformation plan.
Based on projected investments and liquidity needs, the Company expects to maintain its quarterly dividend rate of $0.37 per share but does not anticipate share buybacks for Fiscal 2020. The Company has a remaining share repurchase authorization as of the end of Fiscal 2019 of $165.6 million.

(1)
Adjusted debt, Adjusted EBITDAR, and free cash flow are non-GAAP measures. Signet believes they are useful measures to provide insight into how the Company intends to use capital. See Item 6 for reconciliation.

BACKGROUND
Operating segments
The business is currently managed as three reportable segments: the North America segment (90.3% of sales and 81.2% of operating loss), the International segment (9.2% of sales and (1.7)% of operating loss) and the Other segment. The Other reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. All segments are managed by an executive committee, which is chaired by Signet’s Chief Executive Officer, who reports to the Board of Directors of Signet (the “Board”). The executive committee is responsible for operating decisions within parameters established by the Board. See Note 6 of Item 8 for additional information regarding the Company’s segments as well as disclosure detailing and reconciling the components of operating income.
Trademarks and trade names
Signet is not dependent on any material patents or licenses in any of its segments. Signet has several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these registered trademarks and trade names include the following:

•
Kay Jewelers®; Kay Jewelers Outlet®; Jared The Galleria Of Jewelry®; Jared Vault®; Jared Jewelry Boutique®; JB Robinson® Jewelers; Marks & Morgan Jewelers®; Every kiss begins with Kay®; Jared EternityTM; Celebrate Life. Express Love.®; the Leo® Diamond; Hearts Desire®; Open Hearts by Jane Seymour®; Radiant Reflections®; Chosen by Jared®; Now and Forever®; Ever Us®; James Allen®; Tolkowsky®; Long Live LoveTM; Dare to be DevotedTM; Love + Be LovedTM; and Brilliant Moments®.

•
Zales®; Zales JewelersTM; Zales the Diamond Store®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers®; Peoples the Diamond Store®; Peoples Outlet the Diamond Store®; Mappins®; Piercing Pagoda®; Arctic Brilliance Canadian Diamonds®; Brilliant Buy®; Brilliant Value®; Celebration Diamond®; Expressionist®; From This Moment®; Let Love Shine®; The Celebration Diamond Collection®; Unstoppable Love®; and Endless Brilliance®.

•
H.Samuel®; Ernest Jones®; Ernest Jones Outlet CollectionTM; Commitment®; Forever Diamonds®; Kiss Collection®; Princessa Collection®; Radiance®; Secrets of the Sea®; Shades of Gold®; Viva Colour®; and Helps You Say It BetterTM.

Store locations
Signet operates retail jewelry stores in a variety of real estate formats including mall-based, free-standing, strip center and outlet store locations. As of February 2, 2019, Signet operated 2,760 stores and 574 kiosks across 4.7 million square feet of retail space in the US, UK and Canada. This represented a decrease of 6.2% and a decrease of 5.7% in locations and retail space, respectively, from Fiscal 2018. Store locations by country and territory as of February 2, 2019 are disclosed in Item 2.

Customer experience
We will strive at Signet to continue to be focused on driving an inspiring, full service, seamlessly connected customer experience, which is an essential element in the success of our business. Therefore, the ability to recruit, develop and retain qualified jewelry consultants is an important element in enhancing customer satisfaction. We have comprehensive recruitment, training and incentive programs in place, including an annual flagship training conference in advance of the holiday season.
Signet continues to invest in technology to enhance the customer shopping experience to make it more personalized and journey specific. In Fiscal 2019, Signet implemented a multi-phase Voice of Customer program as a component of our Path to Brilliance and customer first strategies. The first phase focused on setting up the technology, establishing stable measurements for key customer journeys (net promoter score) and discovering how to effectively operationalize customer feedback.
OmniChannel
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
Through Signet’s websites, we educate customers and provide them with a source of information on products and brands, available merchandise, as well as the ability to buy online. Our websites are integrated with each segment’s stores, so that merchandise ordered online may be picked up at a store or delivered to the customer. Banner websites continue to make an important and growing contribution to the customer experience, as well as to each segment’s marketing programs. As in Fiscal 2019, the Company will continue to focus on:

•
Investments in technology, including eCommerce platforms, focused on improving the online journey. Customer journey enhancements include user generated content, enhanced personalization / behavioral targeting, creative execution and brand differentiation. In addition, we are focused on OmniChannel wishlist, online merchandising, in-store appointment booking, bridal configuration and much more.

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
Raw materials
The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a much lesser extent, other precious and semi-precious metals and stones. Diamonds account for about 52%, and gold about 14%, of Signet’s cost of merchandise sold, respectively.
Signet undertakes hedging for a portion of its requirement for gold through the use of net zero premium cost collar arrangements, forward contracts and participating forwards or swaps. It is not possible to hedge against fluctuations in the cost of diamonds. The cost of raw materials is only part of the costs involved in determining the retail selling price of jewelry, with labor costs also being a significant factor.
Diamond sourcing
Signet procures its diamonds mostly as finished jewelry and, to a smaller extent, as loose polished diamonds and rough diamonds which are in turn polished in Signet’s Botswana factory.
Finished jewelry
Signet purchases finished product where management has identified compelling value based on product design, cost and availability, among other factors. Under certain types of arrangements, this method of purchasing also provides the Company with the opportunity to reserve inventory held by vendors and to make returns or exchanges with suppliers, which reduces the risk of over- or under-purchasing. Signet’s scale, balance sheet and robust procurement systems enable it to purchase merchandise at advantageous prices and on favorable terms.

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
Rough diamonds
Signet continues to take steps to advance its vertical integration, which includes rough diamond sourcing and processing. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for customers worldwide while achieving further efficiencies in the supply chain. Signet owns a diamond polishing factory in Gaborone, Botswana. The Company is a DeBeers sightholder, and receives contracted allocations of rough diamonds from Rio Tinto, DeBeers and Alrosa. Signet has also established a diamond liaison office in India and a diamond trading office in New York to further support its sourcing initiative.
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
Merchandise mix
Details of merchandise mix (excluding repairs, warranty and other miscellaneous sales) are shown below:

	North America	International	Consolidated
Fiscal 2019
Bridal	49%	42%	48%
Fashion	44%	21%	42%
Watches	5%	35%	8%
Other	2%	2%	2%
	100%	100%	100%
Fiscal 2018
Bridal	48%	36%	46%
Fashion	44%	28%	43%
Watches	5%	34%	8%
Other	3%	2%	3%
	100%	100%	100%
The bridal category, which includes engagement, wedding and anniversary purchases, is predominantly diamond jewelry. Like fashion jewelry and watches, bridal is to an extent dependent on the economic environment as customers can trade up or down price points depending on their available budget. Bridal represented approximately 50% of Signet’s total merchandise sales. In Fiscal 2019 the Enchanted Disney Fine Jewelry® collection, Vera Wang Love® collection, Neil Lane® collection, and solitaires performed well while the Ever Us® collection declined.
The fashion category is significantly impacted by gift giving in the Holiday Season, Valentine’s Day and Mother’s Day time periods and represented 42% of Signet’s total merchandise sales.
The Other category primarily includes beads and represented 2% of Signet’s total merchandise versus 3% in the prior year primarily due to a strategic reduction of owned brand bead collections as well as declines in branded bead collections.

Merchandise is categorized as non-branded, third party branded, and branded differentiated and exclusive. Non-branded merchandise includes items and styles such as bracelets, gold necklaces, solitaire diamond rings, and diamond stud earrings. Third party branded merchandise includes mostly watches, but also includes ranges of charm bracelets. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available in other jewelry retailers (e.g Vera Wang Love, Neil Lane, Disney Enchanted).
Branded differentiated and exclusive ranges
Management believes that the development of branded differentiated and exclusive merchandise raises the profile of Signet’s banners, helps to drive sales and provides its well-trained sales associates with a powerful selling proposition. Digital marketing and national television advertisements include elements that drive brand awareness and purchase intent of these ranges. Signet’s scale and proven record of success in developing branded differentiated and exclusive merchandise attracts offers of such programs from jewelry manufacturers, designers and others ahead of competing retailers, and enables it to leverage its supply chain strengths.
Merchandise held on consignment
Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and obsolescence, and provides the flexibility to return non-performing merchandise. Virtually all of Signet’s consignment inventory is held in the US.
Suppliers
In Fiscal 2019, the five largest suppliers collectively accounted for 19.7% of total purchases, with the largest supplier comprising 6.4%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.
Marketing and advertising
Customers’ confidence in our retail brands, store banner name recognition and advertising of branded differentiated and exclusive ranges are important factors in determining buying decisions in the jewelry industry where the majority of merchandise is unbranded. Therefore, Signet continues to strengthen and promote its store banners and merchandise brands by focusing on delivering superior customer service and building brand name recognition. The Company’s OmniChannel approach leverages marketing investments in television, digital media (desktop, mobile and social), radio, print, catalog, direct mail, point of sale signage and in-store displays.
Marketing activities are undertaken throughout the year, digital capabilities provide insight into customer journeys enabling personalized journey-based communications at the most appropriate moment through social media and digital marketing. We plan to transform and modernize our marketing model in Fiscal 2020 by re-balancing the timing and mix of our media investments, leveraging a more personalized journey-based approach, and modernizing our content and messaging. In fact, Fiscal 2020 will be the first year that Signet spends more on digital and social marketing than on television advertising. Building on successful “Always On” bridal tests at Kay, we plan to grow our share of gifting occasions with a targeted focus on special occasion milestones like birthdays and anniversaries.
We will also aim to significantly improve the effectiveness of our creative campaigns, building on the banner differentiation work launched in Fiscal 2019. Within the past year, we’ve brought on new creative agencies for every North America banner as well as a new data savvy media agency. Together, we are evolving our campaigns with more sophisticated, journey specific content and using data science to more efficiently target our spend.
Details of gross advertising, advertising before vendor contributions, by segment is shown below:

	Fiscal 2019		Fiscal 2018		Fiscal 2017
(in millions)	Gross advertising spending	as a % of segment sales	Gross advertising spending	as a % of segment sales	Gross advertising spending	as a % of segment sales
North America	$368.5	6.5%	$340.4	6.1%	$358.8	6.2%
International	19.3	3.3%	20.1	3.3%	21.8	3.4%
Signet	$387.8	6.2%	$360.5	5.8%	$380.6	5.9%
Customer finance
In our North American markets, Signet sells products for cash and for payment through major credit cards, online payment systems and lease purchase options. In addition, the Company has partnerships with third-party providers who directly extend credit to its customers, and who also manage and service the customers’ accounts.
Comenity Bank provides credit and services to the Zales and Piercing Pagoda banners and to prime-only credit quality customers for Kay and Jared banners. Genesis Financial Solutions (“Genesis”) provides a second look program for applicants declined by Comenity Bank.

For Kay and Jared banners, Signet originates non-prime receivables and sells them subject to a contractually agreed upon discount rate to funds managed by CarVal Investors (“CarVal”), the majority investor and Castlelake, L.P. (“Castlelake”), the minority investor. Servicing of the non-prime receivables prior to sale to the investors, including operational interfaces and customer servicing, is provided by Genesis.
Real estate
Management has specific operating and financial criteria that must be satisfied before investing in new stores or renewing leases on existing stores. Substantially all the stores operated by Signet are leased. Signet continues to, over time, reposition its portfolio in a manner that it believes will drive greater store productivity. These efforts include development and implementation of innovative store concepts to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at exiting under-performing stores, reducing the Company’s mall-based exposure and exiting regional brands.
Recent investment in the store portfolio is set out below:

(in millions)	North America	International	Total Signet
Fiscal 2019
New store capital investment	$15.3	$1.8	$17.1
Remodels and other store capital investment	50.1	3.0	53.1
Total store capital investment	$65.4	$4.8	$70.2

Fiscal 2018
New store capital investment	$47.1	$1.4	$48.5
Remodels and other store capital investment	63.8	10.7	74.5
Total store capital investment	$110.9	$12.1	$123.0

Fiscal 2017
New store capital investment	$65.1	$2.5	$67.6
Remodels and other store capital investment	83.0	15.3	$98.3
Total store capital investment	$148.1	$17.8	$165.9
Seasonality
Signet’s sales are seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales, with December being by far the highest volume month of the year. The “Holiday Season” consists of results for the months of November and December. As a result of our transformation initiatives, we anticipate our operating profit will be almost entirely generated in the fourth quarter.
Employees
In Fiscal 2019, the average number of full-time equivalent persons employed was 22,989. In addition, Signet usually employs a limited number of temporary employees during its fourth quarter. None of Signet’s employees in the UK and less than 1% of Signet’s employees in the US and Canada are covered by collective bargaining agreements.

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Average number of employees:(1)
North America(2)	19,689	21,440	25,944
International	3,125	3,265	3,398
Other(3)	175	183	224
Total	22,989	24,888	29,566

(1)	Full-time equivalents (“FTEs”).

(2)	Includes 844 FTEs, 821 FTEs and 1,051 FTEs employed in Canada in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

(3)	Includes corporate employees and employees employed at the diamond polishing plant located in Botswana.
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
US
According to the US Bureau of Economic Analysis, the total jewelry and watch market was approximately $83 billion at the end of 2018, up nearly 8% from the prior year. This implies a Signet jewelry market share of approximately 7%. Since 2008, the industry average annual growth rate is 2.5%. Around 83% of the market is represented by jewelry, with the balance being attributable to watches. According to the latest data from the US Labor Department, there were close to 20,400 jewelry stores in the country, down 0.9% from the prior year.
Canada
The jewelry market in Canada, according to Euromonitor, has grown steadily over the past five years, rising to an estimated C$8.2 billion in 2018. This represents an increase of 2.9% from the prior year.
UK
In the UK, the jewelry and watch market was estimated at about £5.7 billion in 2018, up 2.9% from the prior year, according to Mintel. Growth was driven by continued demand for luxury and high-ticket items. Self-purchasing among young women and gifting among men represent the largest parts of the precious jewelry market.

NORTH AMERICA SEGMENT
The North America segment operates jewelry stores in malls, mall-based kiosks and off-mall locations throughout the US and Canada under national banners including Kay, Zales, Jared and Piercing Pagoda, as well as a variety of mall-based regional banners.
North America store banner reviews
Store activity by banner

	February 2, 2019	Openings	Closures	February 3, 2018	Openings	Closures	January 28, 2017
Mall
Kay	690	—	(41)	731	4	(24)	751
Zales	510	2	(37)	545	5	(48)	588
Jared	3	—	(6)	9	—	(1)	10
Piercing Pagoda(1)	574	—	(24)	598	13	(31)	616
Peoples	123	2	(8)	129	2	(16)	143
Regional banners(2)	32	1	(69)	100	—	(97)	197
North America segment	1,932	5	(185)	2,112	24	(217)	2,305

Off-mall and outlet
Kay	524	36	(28)	516	80	(5)	441
Zales	148	—	(11)	159	6	(10)	163
Jared	253	1	(13)	265	3	(3)	265
North America segment	925	37	(52)	940	89	(18)	869

Total
Kay	1,214	36	(69)	1,247	84	(29)	1,192
Zales	658	2	(48)	704	11	(58)	751
Jared	256	1	(19)	274	3	(4)	275
Piercing Pagoda(1)	574	—	(24)	598	13	(31)	616
Peoples	123	2	(8)	129	2	(16)	143
Regional banners(2)	32	1	(69)	100	—	(97)	197
North America segment	2,857	42	(237)	3,052	113	(235)	3,174

	February 2, 2019			February 3, 2018			January 28, 2017
Kay	1,864			1,931			1,826
Zales	916			977			1,039
Jared	1,139			1,181			1,177
Piercing Pagoda	108			112			115
Peoples	166			171			190
Regional banners	38			121			233
Total net selling square feet (thousands)(3)	4,231			4,493			4,580

Increase in net store selling space	(5.8)%			(1.9)%			2.8%

(1)	Piercing Pagoda operates through mall-based kiosks.

(2)	Includes one James Allen location.
(3)    Includes 171 thousand, 191 thousand and 227 thousand square feet of net selling space in Canada in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

Average sales per store (millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Kay	$1.905	$1.908	$2.124
Zales	$1.519	$1.408	$1.327
Jared(1)	$4.085	$4.110	$4.379
Piercing Pagoda	$0.479	$0.417	$0.506
Peoples	$1.467	$1.444	$1.267
Regional banners	$1.332	$1.182	$1.242
North America segment(2)	$1.692	$1.673	$1.739

(1)	Includes sales from all Jared store formats, including the smaller square footage and lower average sales per store concepts of Jared 4.0, Jared Jewelry Boutique and Jared Vault.
(2)     Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.
Kay Jewelers (“Kay”)
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
Kay accounted for 39% of Signet’s sales in Fiscal 2019 (Fiscal 2018: 39%).
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
Zales accounted for 20% of Signet’s sales in Fiscal 2019 (Fiscal 2018: 20%).
Jared The Galleria Of Jewelry (“Jared”)
Jared, which offers the broadest selection of merchandise, is the fourth largest US specialty retail jewelry brand by sales and is a leading off-mall destination specialty retail jewelry store chain. Every Jared store has an on-site design and service center where most repairs are completed within the same day.
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
Jared also operates a smaller off-mall concept known as Jared 4.0, which utilizes approximately 3,600 square feet of selling space, allows for store openings in smaller markets, expands the Jared brand and increases the return on Jared advertising investment. Finally, Jared operates an outlet-mall concept known as Jared Vault which utilizes approximately 1,600 square feet of selling space. These stores are smaller than off-mall Jareds and offer a mix of identical products as Jared, as well as different, outlet-specific products at lower prices.
Jared accounted for 18% of Signet’s sales in Fiscal 2019 (Fiscal 2018: 19%).
Piercing Pagoda
Piercing Pagoda operates through mall-based kiosks in the US. Piercing Pagodas are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. Piercing Pagoda offers a selection of gold, silver and diamond jewelry in basic styles at moderate prices.
Piercing Pagoda accounted for 5% of Signet’s sales in Fiscal 2019 (Fiscal 2018: 5%).
JamesAllen.com (“James Allen”)
James Allen is an online retailer that was acquired by the Company during Fiscal 2018 as part of the R2Net acquisition. Unlike the rest of our store banners, James Allen does not principally operate in physical retail stores. During Fiscal 2019, the first James Allen concept store and showroom was launched in Washington D.C. featuring advances in digital technology and a millennial-inspired shopping experience. This store is an opportunity to test new concepts and incorporate innovation in new store design plans for all of our banners.

James Allen accounted for 4% of Signet’s sales in Fiscal 2019 (Fiscal 2018: 1%).
Peoples Jewellers (“Peoples”)
Peoples is Canada’s largest jewelry retailer, offering jewelry at affordable prices. Peoples is positioned as “Canada’s #1 Diamond Store” emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Peoples stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space.
Peoples accounted for 3% of Signet’s sales in Fiscal 2019 (Fiscal 2018: 3%).
Regional banners
The North America segment also operates 32 mall stores under a variety of established regional nameplates. The leading brands include JB Robinson Jewelers, Marks & Morgan Jewelers, Belden Jewelers and Gordon’s Jewelers, in the US, and Mappins Jewellers (“Mappins”), in Canada. Also included in the regional nameplates are Goodman Jewelers, LeRoy’s Jewelers, Osterman Jewelers, Rogers Jewelers, Shaw’s Jewelers and Weisfield Jewelers. The Company’s strategy is to reduce regional brand locations through conversion to national store brands or through closure upon lease expiration.
Regional banners in the North America segment accounted for 1% of Signet’s sales in Fiscal 2019 (Fiscal 2018: 1%).
North America operating review
Other sales
Custom design services represent less than 5% of sales but provide higher than average profitability. Our custom jewelry initiative has a proprietary computer selling system and in-store design capabilities. Design & Service Centers, located in Jared stores, are staffed with skilled artisans who support the custom business generated by other North America segment stores, as well as the Jared stores in which they are located. The custom design and repair function has its own field management and training structure.
Repair services represent less than 5% of sales, approximately 20% of transactions and are an important opportunity to build customer loyalty. The Jared Design & Service Centers, open the same hours as the store, also support other North America segment stores’ repair business.
The North America segment sells extended service plans covering lifetime repair service for jewelry and jewelry replacement plans. The lifetime repair service plans cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise or a replacement option if the merchandise cannot be repaired. The extended service plans have a higher rate of profitability than merchandise sales and are a significant component of Signet’s operating income. Jewelry replacement plans require the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged within a defined period in accordance with the plan agreement. Any repair work is performed in-house. The North America segment also offers customers a two-year fine watch warranty. Additionally, Zale and Piercing Pagoda offer a one-year jewelry replacement program, which requires the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged in accordance with the plan agreement.
Customer finance
Several factors inherent in the US jewelry business support the circumstances through which we believe Signet is uniquely positioned to generate profitable incremental business through its partner supported consumer payment programs. These factors include a high average transaction value and a significant population of customers seeking to finance merchandise, primarily in the bridal category. Our consumer credit and lease programs are an integral part of our business and a major driver of customer loyalty. Customers are offered revolving and promotional credit plans under our private label credit card programs and a lease purchase option provided by Progressive Lease allowing Signet to offer payment options that meet each customer’s individual needs.
Below is a summary of the payment participation rate in North America which reflects activity for in-house and outsourced credit program customers in North America, including legacy Sterling Jewelers, Zale Jewelry and Piercing Pagoda customers, as well as lease purchase customers:

	Fiscal 2019	Fiscal 2018
Total North America sales (excluding James Allen)(1) (millions)	$5,418.0	$5,527.0
Credit and lease purchase sales (millions)	$2,799.5	$2,889.0
Credit and lease purchase sales as % of total North America sales(1)	51.7%	52.3%
(1)    See Note 14 of Item 8 for additional information.

INTERNATIONAL SEGMENT
The International segment transacts mainly in British pounds, as sales and the majority of operating expenses are incurred in that currency and its results are then translated into US dollars for external reporting purposes. In Fiscal 2019, approximately 31% of goods purchased were made in US dollars (Fiscal 2018: 27%). The following information for the International segment is given in British pounds as management believes that this presentation assists in understanding the performance of the International segment. Movements in the US dollar to British pound exchange rate therefore may have an impact on the results of Signet, particularly in periods of exchange rate volatility.
International market
Ernest Jones and H.Samuel compete with a large number of independent jewelry retailers, as well as discount jewelry retailers, online retail and auction sites, apparel and accessory fashion stores, catalog showroom operators and supermarkets.
International store banner reviews
Store activity by brand

	February 2, 2019	Openings	Closures	February 3, 2018	Openings	Closures	January 28, 2017
H.Samuel	288	—	(13)	301	2	(5)	304
Ernest Jones	189	3	(17)	203	1	(2)	204
International segment	477	3	(30)	504	3	(7)	508

H.Samuel	313			327			329
Ernest Jones	186			197			197
Total net selling square feet (thousands)	499			524			526

Increase in net store selling space	(4.8)%			(0.4)%			1.0%

	Fiscal 2019			Fiscal 2018			Fiscal 2017
H.Samuel	£0.651			£0.698			£0.748
Ernest Jones	£1.061			£1.066			£1.114
Average sales per store (millions)(1)	£0.811			£0.847			£0.894

(1)	Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.
H.Samuel
H.Samuel is the largest specialty retail jewelry store brand in the UK by number of stores. H.Samuel has 150 years of jewelry heritage, with a target customer focused on inexpensive fashion-trend oriented, everyday jewelry. H.Samuel continues to focus on larger store formats in regional shopping centers. The typical store selling space is 1,100 square feet.
H.Samuel accounted for 5% of Signet’s sales in Fiscal 2019 (Fiscal 2018: 5%).
Ernest Jones
Ernest Jones (including stores selling under the Leslie Davis nameplate) is the second largest specialty retail jewelry store banner in the UK by number of stores. It serves the upper middle market, with a target customer focused on high-quality, timeless jewelry. The typical store selling space is 900 square feet.
Ernest Jones (including stores selling under the Leslie Davis nameplate) accounted for 5% of Signet’s sales in Fiscal 2019 (Fiscal 2018: 5%),
International operating review
Customer finance
In Fiscal 2019, approximately 8% of the segment’s sales were made through a customer finance program provided through a third party (Fiscal 2018: 9%).
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
AVAILABLE INFORMATION
Signet files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the US Securities and Exchange Commission (“SEC”). Such information, and amendments to reports previously filed or furnished, is available free of charge from our corporate website, www.signetjewelers.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC. The SEC also maintains an internet site at www.sec.gov that contains the Company’s filings.
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
As 10% of Signet’s sales are accounted for by its International segment, economic conditions in the eurozone have a significant impact on the UK economy even though the UK is not a member of the eurozone, including uncertainty regarding the timing and terms of the planned withdrawal of the UK from the European Union, could adversely impact trading in the International segment, as well as adversely impact the US economy.
Any deterioration in consumers’ financial position or changes to the regulatory requirements regarding the granting of credit to customers could adversely impact the Company’s sales, earnings and the collectability of accounts receivable.
Approximately half of Signet’s sales in the US and Canada utilize third-party customer financing programs and an additional 36% of purchases are made using third party bank cards. Any significant deterioration in general economic conditions or increase in consumer debt levels may inhibit consumers’ use of credit and decrease consumers’ ability to satisfy Signet’s requirement for access to customer finance which could in turn have an adverse effect on the Company’s sales. Furthermore, any downturn in general or local economic conditions, in particular an increase in unemployment in the markets in which Signet operates, may adversely affect the merchant discount rate paid by Signet related to the sale of the non-prime receivables, as well as the value of any assets contingent on the performance of the non-prime receivables.
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
Any new regulatory initiatives or investigations by the Bureau of Consumer Financial Protection (“CFPB”) or other state authority, or ongoing compliance with the Consent Order entered into on January 16, 2019 with the CFPB and the Attorney General for the State of New York relating to the Company’s in-store credit practices, promotions, and payment protection products could impose additional costs and/or restrictions on credit practices of the North America segment, which could adversely affect their ability to conduct its business.
Signet’s share price may be volatile.
Signet’s share price has fluctuated and may fluctuate substantially as a result of variations in the actual or anticipated results and financial conditions of Signet and other companies in the retail industry. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks in a manner unrelated, or disproportionate, to the operating performance of these companies.

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
In addition, Signet may fail to meet the expectations of its stockholders or of analysts. If the analysts that regularly follow the Company’s stock lower their rating or lower their projections for future growth and financial performance, the Company’s stock price could decline.
Signet’s sales, operating income, cash and inventory levels fluctuate on a seasonal basis and can be adversely impacted by increased competition and promotional activity.
Signet’s business is highly seasonal, with a significant proportion of its sales and operating profit generated during its fourth quarter, which includes the Holiday Season. Management expects Signet to continue to experience a seasonal fluctuation in its sales and earnings. Therefore, there is limited ability for Signet to compensate for shortfalls in fourth quarter sales or earnings by changes in its operations and strategies in other quarters, or to recover from any extensive disruption, for example, due to sudden adverse changes in consumer confidence, inclement weather conditions having an impact on a significant number of stores in the last few days immediately before Christmas Day or disruption to warehousing and store replenishment systems. A significant shortfall in results for the fourth quarter of any fiscal year would therefore be expected to have a material adverse effect on the annual results of operations as well as cash and inventory levels. Disruption at lesser peaks in sales at Valentine’s Day and Mother’s Day would also be expected to impact the results. Additionally, in anticipation of increased sales activity in the Holiday Season, Signet incurs certain significant incremental expenses prior to and during peak selling seasons, including advertising and costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. Increased competition and promotional activity during holiday periods has impacted and could in the future result in adverse impacts to Signet’s sales, profitability and market share.
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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (often referred to as Brexit) in a national referendum. In March 2017, the United Kingdom invoked Article 50 of the Lisbon Treaty, which commenced a two-year negotiation period that culminated in an agreement upon the withdrawal terms, which was subject to approval by British Parliament. Parliament rejected the agreement and the British Prime Minister requested to extend the March 29, 2019 effective date for Brexit to June 30, 2019. On March 21, 2019, the leaders of the other member countries of the European Union agreed to extend the deadline for Brexit until April 12, 2019. However, if British Parliament approves the previously rejected terms of the withdrawal, then the deadline would be further extended to May 22, 2019. Additionally, if the United Kingdom agrees to hold elections for European Parliament that are scheduled for May 23, 2019, the deadline could be further extended. The referendum and ongoing negotiations have created significant uncertainty about the future relationship between the United Kingdom and the European Union. This includes uncertainty with respect to the laws and regulations, including regulations applicable to Signet’s business, that will apply in the United Kingdom in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider a referendum on withdrawal from the European Union for their territory. These developments, or the perception that any of them could occur, could adversely impact global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity, which could adversely impact our business, financial condition and results of operations especially those located in, or closely associated with, the United Kingdom. Brexit could lead to long-term volatility in the currency markets and there could be long-term detrimental effects on the value of the British pound. Brexit could also impact other currencies. Signet uses foreign currency derivative instruments to hedge certain exposures to currency exchange rate risks. The results of the Brexit referendum could increase Signet’s exposure to foreign currency rate exchange risks and reduce its ability to effectively use certain derivative instruments as a way to hedge risks.
Fluctuations in foreign exchange rates could adversely impact the Company’s results of operations and financial condition.
Signet publishes its consolidated annual financial statements in US dollars. At February 2, 2019, Signet held approximately 90% of its total assets in entities whose functional currency is the US dollar and generated approximately 87% of its sales and substantially all of its operating income (loss) in US dollars for the fiscal year then ended. All the remaining assets, sales and operating income are in British pounds and Canadian dollars. Therefore, the Company’s results of operations and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar, including due to Brexit as discussed above, would decrease reported sales and operating income.
The monthly average exchange rates are used to prepare the income statement and are calculated based on the daily exchange rates experienced by the International segment and the Canadian subsidiaries of the North America segment in the fiscal month.
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
The jewelry industry generally is affected by fluctuations in the price and supply of natural diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones. In particular, diamonds accounted for about 52%, and gold about 14%, of Signet’s merchandise costs in Fiscal 2019.
In Fiscal 2019, prices for the assortment of polished diamonds utilized by Signet decreased slightly compared to prior year. Industry forecasts indicate that over the medium and longer term, the demand for diamonds will probably increase faster than the growth in supply, particularly as a result of growing demand in countries such as China and India. Therefore, the cost of diamonds is anticipated to rise over time, although fluctuations in price are likely to continue to occur. The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on diamond prices, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain.
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
Additionally, a material increase in the supply of gem quality lab created diamonds, combined with increased consumer acceptance thereof, could impact the supply and pricing in the natural diamond supply chain, as well as retail pricing.
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
In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production (based upon recent estimates), the final rules require Signet and other affected companies that file with the SEC to make specified country of origin inquiries of our suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum and tungsten), that are used in products sold by Signet in the US and elsewhere. On May 25, 2018, Signet filed with the SEC its Form Specialized Disclosure (“SD”) and accompanying Conflict Minerals Report in accordance with the SEC’s rules, which together describe our country of origin inquiries and due diligence measures relating to the source and chain of custody of those designated minerals Signet deemed necessary to the functionality or production of our products, the results of those activities and our related determinations with respect to the calendar year ended December 31, 2017.
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
Signet’s pricing compared to competitors, the increased price transparency in the market and the highly fragmented competitive nature of the retail jewelry industry, may have an adverse impact on Signet’s performance.
Critical to maintaining an optimal customer experience is a multi-faceted value proposition that focuses on customer service, attractive brand and category assortments, availability of financing, and deep customer service and relationship building with our guest service professionals, as well as competitive pricing. Although not a singular differentiator to our value proposition, if significant price increases are implemented by any segment or across a wide range of merchandise, the impact on earnings will depend on, among other factors, the pricing by competitors of similar products in the same geographic area and the response by customers to higher prices. Such price increases may result in lower sales and adversely impact earnings.
The retail jewelry industry is competitive. Signet’s competitors are specialty jewelry retailers, as well as other jewelry retailers, including department stores, mass merchandisers, discount stores, apparel and accessory fashion stores, brand retailers, shopping clubs, home shopping television channels, direct home sellers, online retailers and auction sites. In addition, other retail categories and other forms of expenditure, such as electronics and travel, also compete for consumers’ discretionary expenditure, particularly during the holiday gift giving season. Therefore, the price of jewelry relative to other products influences the proportion of consumers’ expenditure that is spent on jewelry. If the relative price of jewelry increases, or if Signet’s competitive position deteriorates. Signet’s sales and earnings may decline.

Aggressive discounting by competitors may adversely impact Signet’s performance in the short term. This is particularly the case for easily comparable pieces of jewelry, of similar quality, sold through stores that are situated near to those that Signet operates.
Signet faces significant competition from independent and regional specialty jewelry retailers that are able to adjust their competitive stance, for example on pricing, to local market conditions. This can put individual Signet stores at a competitive disadvantage as Signet segments have a national pricing strategy.
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
Signet hedges a portion of its purchases of gold for both its North America and International segments and hedges the US dollar requirements of its International segment. The failure to satisfy the appropriate accounting requirements, or a default or insolvency of a counterparty to a contract, could increase the volatility of results and may impact the timing of recognition of gains and losses in the income statement.
The Company’s inability to obtain merchandise that customers wish to purchase could adversely impact sales and earnings.
The abrupt loss or disruption of any significant supplier could result in a material adverse effect on Signet’s business.
Also, if management misjudges expected customer demand or fails to identify changes in customer demand and/or its supply chain does not respond in a timely manner, a shortage of merchandise or an accumulation of excess inventory could occur, which could adversely impact Signet’s results.
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
Management regards the customer experience as an essential element in the success of its business. Competition for suitable sales associates or changes in labor and healthcare laws could require us to incur higher labor costs. Higher labor costs and the execution of transformational initiatives, including those designed to improve the customer experience, could result in disruptions to the performance of sales associates and an inability to recruit, train, motivate and retain suitably qualified sales associates, which could adversely impact sales and earnings.
Loss of confidence by consumers in Signet’s brand names, poor execution of marketing programs and reduced marketing expenditure could have a detrimental impact on sales.
Primary factors in determining customer buying decisions in the jewelry sector include customer confidence in the retailer and in the brands it sells, together with the level and quality of customer service. The ability to differentiate Signet’s stores and merchandise from competitors by its branding, marketing and advertising programs is an important factor in attracting consumers. If these programs are poorly executed, the level of support for them is reduced, or the customer loses confidence in any of Signet’s brands for any reason, it could unfavorably impact sales and earnings.

Long-term changes in consumer attitudes toward jewelry could be unfavorable and harm jewelry sales.
Consumer attitudes toward diamonds, gold and other precious metals and gemstones influence Signet’s sales. Attitudes could be affected by a variety of issues including concern over the source of raw materials; the impact of mining and refining of minerals on the environment, the local community and the political stability of the producing country; labor conditions in the supply chain; and the availability of and consumer attitudes about substitute products such as cubic zirconia, moissanite and laboratory-created diamonds. An inability to effectively address a rapid and significant increase in consumer acceptance of lab created diamonds as well as a negative change in consumer attitudes toward jewelry could adversely impact Signet’s sales and earnings.
The Company’s inability to optimize its real estate footprint to support its OmniChannel strategy could adversely impact sales and earnings.
Signet’s results are dependent on a number of factors relating to its stores. These include the availability of desirable property, the demographic characteristics of the area around the store, the design and maintenance of the stores, the availability of attractive locations within the markets/trade areas that also meet the operational and financial criteria of management, the terms of leases and Signet’s relationship with major landlords. If Signet is unable to maintain a real estate portfolio that satisfies its strategic, operational and financial criteria, through cost-effective strategic store closings and targeted, limited store openings, or if there is a disruption in its relationship with its major landlords, sales could be adversely affected.
Given the length of property leases that Signet enters into, Signet is dependent upon the continued popularity of particular retail locations. As Signet tests and develops new types of store locations and designs, there is no certainty as to their success.
The rate of store footprint optimization is dependent on a number of factors including obtaining suitable real estate, the capital resources of Signet, the availability of appropriate staff and management, estimated sales transference rate and the level of the financial return on investment required by management.
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
Signet is in the process of substantially modifying our enterprise resource planning systems and certain web platforms, which involves updating or replacing legacy systems with successor systems over the course of several years. These system changes and upgrades can require significant capital investments and dedication of resources. While Signet follows a disciplined methodology when evaluating and making such changes, there can be no assurances that the Company will successfully implement such changes, that such changes will occur without disruptions to its operations or that the new or upgraded systems will achieve the desired business objectives. Any damage, disruption or shutdown of the Company’s information systems, or the failure to successfully implement new or upgraded systems, could have a direct material adverse effect on Signet’s results of operations.
An inability to successfully develop and maintain a relevant OmniChannel experience for customers or a failure to comply with applicable regulations could adversely impact Signet’s business and results of operations.
Signet’s business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. OmniChannel retailing is rapidly evolving and Signet must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones and other devices to comparison shop, determine product availability and complete purchases online. Signet must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for our customers that have the right features and are reliable and easy to use. If Signet is unable to make, improve, develop or acquire relevant customer-facing technology in a timely manner, the Company’s ability to compete and its results of operations could be materially and adversely affected. In addition, if Signet’s online activities or other customer-facing technology systems do not function as designed or deemed to not comply with applicable state and federal regulations concerning automated outbound contacts such as text messages and the sale, advertisement and promotion of the jewelry we sell, the Company may experience a loss of customer confidence, data security breaches, regulatory fines, lawsuits, lost sales or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.
Security breaches and other disruptions to Signet’s information technology infrastructure and databases could interfere with Signet’s operations, and could compromise Signet’s and its customers’ and suppliers’ information, exposing Signet to liability which would cause Signet’s business and reputation to suffer.
Signet is increasingly using mobile devices, social media and other online activities to connect with customers, staff and other stakeholders. Therefore, in the ordinary course of business, Signet relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including eCommerce sales, supply chain, merchandise distribution, customer invoicing and collection of payments. Signet uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, Signet collects and stores sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of Signet’s customers and employees, in data centers and on information technology networks. The secure operation of these networks, and the processing and maintenance of this information is critical to Signet’s business operations and strategy. Despite security measures and business continuity plans, we may not timely anticipate evolving techniques used to effect security breaches that may result in damage, disruptions or shutdowns of Signet’s and our third-party vendors’ networks and infrastructure due to attacks by hackers, including phishing or other cyber-attacks, or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise Signet’s networks and the information stored there, including personal, proprietary or confidential information about Signet, our customers or our third-party vendors, and personally identifiable information of Signet’s customers and employees could be accessed, manipulated, publicly disclosed, lost or stolen, exposing our customers to the risk of identity theft and exposing Signet or our third-party vendors to a risk of loss or misuse of this information. Signet has experienced successful attacks and breaches from time to time, however to date, these attacks or breaches have not had a material impact on Signet’s business or operations; however, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, significant breach-notification costs, lost sales and a disruption to operations (including our ability to process consumer transactions and manage inventories), media attention, and damage to Signet’s reputation, which could adversely affect Signet’s business. In addition, it could harm Signet’s reputation and ability to execute its business through service and business interruptions, management distraction and/or damage to physical infrastructure, which could adversely impact sales, costs and earnings. If Signet is the target of a material cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification and credit monitoring procedures. Compliance with these laws will likely increase the costs of doing business.
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
An adverse decision in legal proceedings, tax matters, and/or regulatory or other state investigations could reduce earnings and cash, as well as negatively impact debt covenants and leverage ratios.
Signet is involved in legal proceedings incidental to its business. Litigation is inherently unpredictable. Any actual or potential claims against us, whether meritorious or not, or regulatory or other state investigations, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
At any point in time, various tax years are subject to, or are in the process of, audit by various taxing authorities. To the extent that management’s estimates of settlements change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax in the period in which such determinations are made.
Additionally, new tax treatment of companies engaged in Internet commerce has and may continue to adversely affect the commercial use of JamesAllen.com, the online retailer we acquired during Fiscal 2018. Specifically, in June 2018, the U.S. Supreme Court decided the South Dakota v. Wayfair, Inc. sales tax nexus case. As a result of the Supreme Court ruling, some states have adopted laws and other states now have the ability to adopt laws requiring taxpayers to collect and remit sales tax on a basis of economic nexus, even in states in which the taxpayer has no presence. New taxes required to be collected by JamesAllen.com also has created significant increases in internal costs necessary to capture data and collect and remit taxes. These events has had and will continue to have an adverse effect on JamesAllen.com.
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
In addition, the Organization for Economic Co-Operation and Development (“OECD”) has published an action plan seeking multilateral cooperation to reform the taxation of multinational companies. Countries already have begun to implement some of these action items, and likely will continue to adopt more of them over the next several years. This may result in unilateral or uncoordinated local country application of the action items. Any such inconsistencies in the tax laws of countries where the Company operates or is incorporated may lead to increased uncertainty with respect to tax positions or otherwise increase the potential for double taxation. Proposals for US tax reform also potentially could have a significant adverse effect on us. In addition, the European Commission has conducted investigations in multiple countries focusing on whether local country tax legislation or rulings provide preferential tax treatment in violation of European Union state aid rules. Any impacts of these actions could increase the Company’s tax liabilities, which in turn could have a material adverse effect on the Company’s results of operations and financial condition.
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
Likewise, Signet’s non-US subsidiaries operate in a manner that they should not be subject to US income tax because none of them should be treated as engaged in a trade or business in the US If, despite this, the IRS were to successfully contend that the Parent Company or any of its non-US subsidiaries are engaged in a trade or business in the US, such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such US business, which could adversely affect the Company’s results of operations.
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
Any difficulty in executing or integrating an acquisition, a business combination, a major business initiative including our direct diamond sourcing capabilities, or a transformation plan, such as our Path to Brilliance transformation plan, may result in expected returns and other projected benefits from such an exercise not being realized. The acquisition of companies with operating margins lower than that of Signet may cause an overall lower operating margin for Signet. Signet’s current borrowing agreements place certain limited constraints on our ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions.
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
We have a substantial amount of goodwill and indefinite-lived intangible assets on our balance sheet as a result of acquisitions. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. There is a risk that a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings. Additionally, a general decline in the market valuation of the Company’s common shares could impact the assumptions used to perform the evaluation of its indefinite-lived intangible assets, including goodwill and trade names.
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
Extreme weather conditions in the areas in which the Company’s stores are located could negatively affect the Company’s business and results of operations. For example, frequent or unusually heavy snowfall, ice storms, or other extreme weather conditions, whether as a result of climate change or otherwise, over a prolonged period could make it difficult for the Company’s customers to travel to its stores and thereby reduce the Company’s sales and profitability.
In addition, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, or a combination of these or other factors, could damage or destroy the Company’s facilities or make it difficult for customers to travel to its stores, thereby negatively affecting the Company’s business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The following table provides the location, use and size of our distribution, corporate and other non-retail facilities required to support the Company’s global operations as of February 2, 2019:

Location	Function	Approximate square footage	Lease or Own	Lease expiration
Akron, Ohio	Corporate and distribution	460,000	Lease	2048
Akron, Ohio	Credit(1)	86,000	Lease	2048
Akron, Ohio	Training	11,000	Lease	2048
Akron, Ohio	Repair facility	38,000	Own	N/A
Akron, Ohio	Corporate	32,000	Lease	2022
Barberton, Ohio	Non-merchandise fulfillment	135,000	Lease	2032
New York City, New York	Design	4,600	Lease	2021
New York City, New York	Diamond trading	1,000	Lease	2021
New York City, New York	Corporate	10,000	Lease	2023
New York City, New York	Corporate	8,000	Lease	2027
Dallas, Texas	Repair facility	31,000	Lease	2029
Dallas, Texas	Corporate	190,000	Lease	2029
Frederick, Maryland	Customer service	7,716	Lease	2021
Toronto, Ontario (Canada)	Distribution and fulfillment	26,000	Lease	2019
Birmingham, UK	Corporate, distribution and e-commerce fulfillment	235,000	Own	N/A
Borehamwood, Hertfordshire (UK)	Corporate	36,200	Lease	2021
Gaborone, Botswana	Diamond polishing	34,200	Own	N/A
Mumbai, India	Diamond liaison	3,000	Lease	2019
Mumbai, India	Diamond liaison	2,936	Lease	2019
Ramat-Gan, Israel	Technology center	1,000	Lease	2021
Herzelia, Israel	Technology center	12,700	Lease	2023

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
Global retail property
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet’s divisions, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied. Below is a summary of property details by geography for our retail operations as of February 2, 2019:

	North America segment							International segment			Signet
	Kay	Zales	Peoples	Jared	Piercing Pagoda	Regional banners(1)	Total	H.Samuel	Ernest Jones	Total	Total stores
US	1,214	658	—	256	574	27	2,729	—	—	—	2,729
Canada	—	—	123	—	—	5	128	—	—	—	128
United Kingdom	—	—	—	—	—	—	—	278	186	464	464
Republic of Ireland	—	—	—	—	—	—	—	8	2	10	10
Channel Islands	—	—	—	—	—	—	—	2	1	3	3
Total	1,214	658	123	256	574	32	2,857	288	189	477	3,334

(1)	Includes one James Allen location.

Store locations by US state and Canadian province, as of February 2, 2019, are as follows:

	North America segment						Signet
	Kay	Zales	Peoples	Jared	Piercing Pagoda	Regional brands(1)	Total Stores
Alabama	27	12	—	4	4	—	47
Alaska	3	2	—	—	—	—	5
Arizona	19	11	—	6	9	—	45
Arkansas	10	9	—	1	—	—	20
California	81	51	—	20	39	—	191
Colorado	16	16	—	6	4	—	42
Connecticut	14	10	—	1	15	—	40
Delaware	5	4	—	2	6	—	17
Florida	86	50	—	22	70	6	234
Georgia	51	23	—	13	12	—	99
Hawaii	8	6	—	—	—	—	14
Idaho	5	1	—	1	—	—	7
Illinois	45	20	—	11	19	—	95
Indiana	30	13	—	6	12	2	63
Iowa	21	4	—	2	4	—	31
Kansas	9	7	—	2	5	—	23
Kentucky	21	8	—	3	5	2	39
Louisiana	21	14	—	3	—	1	39
Maine	6	1	—	1	2	—	10
Maryland	27	14	—	9	23	—	73
Massachusetts	25	10	—	4	20	—	59
Michigan	42	16	—	9	9	2	78
Minnesota	16	7	—	4	7	—	34
Mississippi	15	6	—	—	—	—	21
Missouri	22	10	—	3	5	—	40
Montana	3	—	—	—	—	—	3
Nebraska	7	3	—	—	1	—	11
Nevada	10	7	—	3	5	—	25
New Hampshire	12	5	—	4	7	1	29
New Jersey	28	17	—	7	32	—	84
New Mexico	5	9	—	1	3	—	18
New York	67	39	—	7	59	—	172
North Carolina	51	19	—	11	19	—	100
North Dakota	4	3	—	—	1	—	8
Ohio	70	19	—	15	22	2	128
Oklahoma	14	9	—	2	2	1	28
Oregon	15	4	—	2	5	—	26
Pennsylvania	61	30	—	9	54	—	154
Rhode Island	4	2	—	1	3	—	10
South Carolina	25	10	—	3	7	—	45
South Dakota	3	3	—	—	1	—	7
Tennessee	30	17	—	8	5	—	60
Texas	79	91	—	31	19	6	226

Utah	9	—	—	3	3	—	15
Vermont	2	1	—	—	1	—	4
Virginia	34	22	—	10	24	—	90
Washington	19	11	—	3	13	1	47
Washington D.C.(1)	—	—	—	—	—	1	1
West Virginia	10	4	—	—	6	2	22
Wisconsin	25	7	—	3	12	—	47
Wyoming	2	1	—	—	—	—	3
US	1,214	658	—	256	574	27	2,729
Alberta	—	—	19	—	—	—	19
British Columbia	—	—	19	—	—	1	20
Manitoba	—	—	5	—	—	—	5
New Brunswick	—	—	2	—	—	—	2
Newfoundland	—	—	1	—	—	—	1
Nova Scotia	—	—	4	—	—	—	4
Ontario	—	—	65	—	—	4	69
Saskatchewan	—	—	8	—	—	—	8
Canada	—	—	123	—	—	5	128
Total North America	1,214	658	123	256	574	32	2,857

(1)	Includes one James Allen location.
North America retail property
Signet’s North America segment operates stores and kiosks in the US and Canada, with substantially all of the locations being leased. In addition to a minimum annual rent cost, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2019, most of the mall stores and kiosks only made base rental payments. Under the terms of a typical lease, the Company is required to conform and maintain its usage to agreed standards, including meeting required advertising expenditure as a percentage of sales, and are responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall.
The initial term of a mall store lease is generally ten years for North America. Off-mall locations, excluding Jareds, typically have an initial term of ten years with a five year termination right and one to five years for Piercing Pagoda kiosks. Towards the end of a lease, management evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where management is uncertain whether the location will meet management’s required return on investment, but the store is profitable, the leases may be renewed for one to five years, during which time the store’s performance is further evaluated. There are typically 250 to 300 such mall stores at any one time in the North America segment. Jared stores are normally opened on fifteen to twenty year leases with options to extend the lease, and rents are not sales related. A refurbishment of a Jared store is normally undertaken every five to ten years.
At February 2, 2019, the average unexpired lease term of leased premises for the North America segment was approximately 4 years for Kay mall and 6 years for off-mall Kay and Jared locations. Approximately 56% of these leases had terms expiring within five years. The average unexpired lease term of leased premises for Zales and Piercing Pagoda locations were 3 and 2 years, respectively. Approximately 85% of these leases had terms expiring within five years. The cost of remodeling a Kay mall store is similar to the cost of a new mall store, which is typically between $0.1 million and $0.5 million, depending on the scope of the remodel project. The cost of remodeling a Zale Jewelry mall store is similar to the cost of a new mall store, which is typically between $0.3 million and $0.7 million. The cost of a new Piercing Pagoda kiosk approximates $0.1 million. Jared refurbishments typically cost on average less than $0.1 million. New Jared stores typically cost between $2.1 million and $3.3 million. In Fiscal 2019, a total of 105 store locations were remodeled (Fiscal 2018: 78 locations). In Fiscal 2019, store remodels were completed at 9 Piercing Pagoda kiosks (Fiscal 2018: 53 locations).
In the US, the North America segment collectively leases approximately 15% of store and kiosk locations from a single lessor. In Canada, it leases approximately 50% of its store locations from four lessors, with no individual lessor relationship exceeding 15% of its store locations. The segment had no other relationship with any lessor relating to 10% or more of its locations.
During the past five fiscal years, the Company generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s North America operations.

International retail property
The International segment’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into, or including break clauses in order to improve the flexibility of its lease commitments. At February 2, 2019, the average unexpired lease term of International premises was 6 years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value.
At the end of the lease period, subject to certain limited exceptions, International leaseholders generally have statutory rights to enter into a new lease of the premises on negotiated terms. As current leases expire, Signet believes that it will be able to renew leases, if desired, for present store locations or to obtain leases in equivalent or improved locations in the same general area. Signet has not experienced difficulty in securing leases for suitable locations for its International stores. No store lease is individually material to Signet’s International operations.
A typical International store undergoes a major remodel every ten years and a less costly refurbishment every five years. It is intended that these investments will be financed by cash from operating activities. The cost of remodeling a regular store is typically between $0.2 million and $0.8 million for both H.Samuel and Ernest Jones, while remodels in prestigious locations typically doubles those costs.
The International segment has no relationship with any lessor relating to 10% or more of its store locations.
Other
The Company has entered into agreements to assign or sublease certain premises as of February 2, 2019. See Note 26 of Item 8 for additional information.
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
Number of common shareholders
As of March 28, 2019, there were approximately 7,028 shareholders of record.
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the fourth quarter of Fiscal 2019:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 4, 2018 to December 1, 2018	415	$52.06	—	$165,586,651
December 2, 2018 to December 29, 2018	—	$—	—	$165,586,651
December 30, 2018 to February 2, 2019	—	$—	—	$165,586,651
Total	415	$52.06	—	$165,586,651

(1)
Includes 415 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
In June 2017, the Board of Directors authorized the repurchase of up to $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice. See Note 9 of Item 8 for additional information.

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
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of Signet’s common shares against the cumulative total return of the S&P 500 Index and the S&P 500 Specialty Retail Index for the five year period ended February 2, 2019. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s common shares and the respective indices on February 1, 2014 through February 2, 2019.
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The financial data included below for Fiscal 2019, Fiscal 2018 and Fiscal 2017 has been derived from the audited consolidated financial statements included in Item 8. The financial data for these periods should be read in conjunction with the financial statements, including the notes thereto, and Item 7. The financial data included below for Fiscal 2016 and Fiscal 2015 has been derived from the previously published consolidated audited financial statements not included in this document.

FINANCIAL DATA:	Fiscal 2019		Fiscal 2018(1)	Fiscal 2017	Fiscal 2016	Fiscal 2015(2)
Income statement:	(in millions)
Sales	$6,247.1		$6,253.0	$6,408.4	$6,550.2	$5,736.3
Gross margin	$2,160.8		$2,190.0	$2,360.8	$2,440.4	$2,074.2
Selling, general and administrative expenses	$(1,985.1)		$(1,872.2)	$(1,880.2)	$(1,987.6)	$(1,712.9)
Operating income (loss)	$(764.6)	(4)	$579.9	$763.2	$703.7	$576.6
Net income (loss) attributable to common shareholders	$(690.3)		$486.4	$531.3	$467.9	$381.3
Adjusted EBITDA(3)	$393.5		$770.3	$955.0	$891.5	$762.9
Same store sales percentage increase (decrease)	(0.1)%		(5.3)%	(1.9)%	4.1%	4.1%

	(Income statement as a % of sales)
Sales	100.0%		100.0%	100.0%	100.0%	100.0%
Gross margin	34.6%		35.0%	36.8%	37.3%	36.2%
Selling, general and administrative expenses	(31.8)%		(29.9)%	(29.3)%	(30.4)%	(29.9)%
Operating income (loss)	(12.2)%		9.3%	11.9%	10.7%	10.0%
Net income (loss) attributable to common shareholders	(11.0)%		7.8%	8.3%	7.1%	6.6%
Adjusted EBITDA(3)	6.3%		12.3%	14.9%	13.6%	13.3%

Per share data:
Earnings (loss) per common share:
Basic	$(12.62)		$7.72	$7.13	$5.89	$4.77
Diluted	$(12.62)		$7.44	$7.08	$5.87	$4.75
Dividends declared per common share	$1.48		$1.24	$1.04	$0.88	$0.72

Weighted average common shares outstanding:	(in millions)
Basic	54.7		63.0	74.5	79.5	79.9
Diluted	54.7		69.8	76.7	79.7	80.2

Balance sheet:	(in millions)
Total assets	$4,420.1		$5,839.6	$6,597.8	$6,464.9	$6,203.0
Total liabilities	$2,603.2		$2,726.2	$3,495.7	$3,404.2	$3,392.6
Series A redeemable convertible preferred shares	$615.3		$613.6	$611.9	n/a	n/a
Net (debt) cash(3)	$(533.0)		$(507.1)	$(1,310.3)	$(1,241.0)	$(1,256.4)
Working capital	$1,822.8		$2,408.9	$3,438.9	$3,437.0	$3,210.3
Common shares outstanding	51.9		60.5	68.3	79.4	80.3

(1)	On September 12, 2017, the Company completed the acquisition of R2Net. Fiscal 2018 results include R2Net’s results since the date of acquisition. See Note 5 of Item 8 for additional information.

(2)	On May 29, 2014, the Company completed the acquisition of Zale Corporation. Fiscal 2015 results include Zale Corporation’s results since the date of acquisition.
(3)    Adjusted EBITDA and net (debt) cash are non-GAAP measures; see “GAAP and non-GAAP Measures” below.

(4)
Fiscal 2019 operating loss includes goodwill and intangible impairments of $735.4 million, a loss of $167.4 million related to the sale of the non-prime in-house accounts receivable and $125.9 million in restructuring charges related to inventory write-downs, severance, professional fees and impairment of certain IT assets.

n/a	Not applicable as Series A redeemable convertible preferred shares were issued in October 2016.

	Fiscal 2019		Fiscal 2018(1)		Fiscal 2017	Fiscal 2016	Fiscal 2015(2)
Other financial data:
Free cash flow (in millions)(3)	$564.2		$1,703.1		$400.3	$62.8	$82.8
Effective tax rate	18.1%		1.5%	(4)	23.9%	28.9%	29.5%
ROCE(3)	6.7%	(5)	19.1%		21.4%	21.0%	19.5%
Adjusted leverage ratio(3)	4.3x		3.1x		3.6x	3.3x	3.5x

Store and employee data:
Store locations (at end of period)	3,334		3,556		3,682	3,625	3,579
Number of employees (full-time equivalents)(6)	22,989		24,888		29,566	29,057	28,949

(1)	On September 12, 2017, the Company completed the acquisition of R2Net. Fiscal 2018 results include R2Net’s results since the date of acquisition. See Note 5 of Item 8 for additional information.

(2)	On May 29, 2014, the Company completed the acquisition of Zale Corporation. Fiscal 2015 results include Zale Corporation’s results since the date of acquisition.
(3)    Free cash flow, ROCE and adjusted leverage ratio are non-GAAP measures; see “GAAP and non-GAAP Measures” below.

(4)	Effective tax rate in Fiscal 2018 includes favorable impact of the TCJ Act enacted by the US government in December 2017. See Note 12 of Item 8 for additional information.

(5)
ROCE in Fiscal 2019 was adjusted to exclude the impact of goodwill and intangible impairments totaling $735.4 million and $160.4 million of valuation losses associated with sale of the non-prime in-house accounts receivable portfolio recognized during the year. See Note 17 and Note 4 of Item 8 for additional information.

(6)
Number of employees includes 142, 127, 163, 194 and 226 full-time equivalents employed in the diamond polishing plant located in Botswana for Fiscal 2019, Fiscal 2018, Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

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

(in millions)	February 2, 2019	February 3, 2018	January 28, 2017
Cash and cash equivalents	$195.4	$225.1	$98.7
Loans and overdrafts	(78.8)	(44.0)	(91.1)
Long-term debt	(649.6)	(688.2)	(1,317.9)
Net debt	$(533.0)	$(507.1)	$(1,310.3)

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

	Fiscal 2019		Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
ROCE	6.7%	(1)	19.1%	21.4%	21.0%	19.5%

(1)
ROCE in Fiscal 2019 was adjusted to exclude the impact of goodwill and intangible impairments totaling $735.4 million and $160.4 million of valuation losses associated with sale of the non-prime in-house accounts receivable portfolio recognized during the year. See Note 17 and Note 4 of Item 8 for additional information.

3. Free Cash Flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers that this is helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator used by management frequently in evaluating its overall liquidity and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary expenditure. In Fiscal 2019, net cash provided by operating activities included $445.5 million in proceeds received in connection with the sale of the Company’s non-prime receivable portfolio. In Fiscal 2018, net cash provided by operating activities included $952.5 million in proceeds received in connection with the sale of the Company’s prime receivable portfolio. See Note 4 of Item 1 for additional information regarding the sale of the prime and non-prime receivable portfolios.

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net cash provided by operating activities	$697.7	$1,940.5	$678.3
Purchase of property, plant and equipment	(133.5)	(237.4)	(278.0)
Free cash flow	$564.2	$1,703.1	$400.3
4. Leverage Ratio
The leverage ratio is a non-GAAP measure calculated by dividing Signet’s adjusted debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheet, plus Series A redeemable convertible preferred shares, plus an adjustment for operating leases (5x annual rent expense). Prior to the termination of the asset-backed securitization in Fiscal 2018, this measure was also reduced by 70% of outstanding in-house finance receivables recorded in the consolidated balance sheet. Adjusted EBITDAR is a non-GAAP measure. Adjusted EBITDAR is defined as earnings before interest and income taxes, depreciation and amortization, and non-cash accounting adjustments (“Adjusted EBITDA”) and further excludes rent expense for properties occupied under operating leases. Prior to Fiscal 2018, this measure also excluded non-cash share-based compensation expense and the income statement impact of the finance receivables related to the in-house credit program. Adjusted EBITDA and Adjusted EBITDAR are considered important indicators of operating performance as they exclude the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs and accounting adjustments. Management believes these financial measures are helpful to enhancing investors’ ability to analyze trends in Signet’s business and evaluate Signet’s performance relative to other companies. Management also utilizes these metrics to evaluate its current credit profile, which is similar to rating agency methodologies.

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
Adjusted debt:
Long-term debt	$649.6	$688.2	$1,317.9	$1,321.0	$1,354.3
Loans and overdrafts	78.8	44.0	91.1	57.7	95.7
Series A redeemable convertible preferred shares(1)	615.3	613.6	611.9	n/a	n/a
Adjustments:
5x Rent expense(3)	2,551.5	2,640.5
8x Rent expense(3)	n/a	n/a	4,195.2	4,205.6	3,703.2
70% of in-house credit program financing receivables	n/a	n/a	(1,269.3)	(1,208.2)	(1,087.0)
Adjusted debt	$3,895.2	$3,986.3	$4,946.8	$4,376.1	$4,066.2

Adjusted EBITDAR:
Net income (loss)	$(657.4)	$519.3	$543.2	$467.9	$381.3
Income taxes	(145.2)	7.9	170.6	189.9	159.3
Interest expense, net	39.7	52.7	49.4	45.9	36.0
Depreciation and amortization on property, plant and equipment(2)	179.6	194.1	175.0	161.4	140.4
Amortization of definite-lived intangibles(2)	4.0	9.3	13.8	13.9	9.3
Amortization of unfavorable leases and contracts	(7.9)	(13.0)	(19.7)	(28.7)	(23.7)
Other non-cash accounting adjustments(3)	980.7	—	22.7	41.2	60.3
Adjusted EBITDA	$393.5	$770.3	$955.0	$891.5	$762.9
Rent expense	510.3	528.1	524.4	525.7	462.9
Share-based compensation expense(4)	n/a	n/a	8.0	16.4	12.1
Finance income from in-house credit program	n/a	n/a	(277.6)	(252.5)	(217.9)
Late charge income	n/a	n/a	(36.0)	(33.9)	(31.3)
Net bad debt expense	n/a	n/a	212.1	190.5	160.0
Adjusted EBITDAR	$903.8	$1,298.4	$1,385.9	$1,337.7	$1,148.7

Adjusted Leverage ratio(5)	4.3x	3.1x	3.6x	3.3x	3.5x

(1)	Series A redeemable convertible preferred shares were issued in October 2016.

(2)
Total amount of depreciation and amortization reflected on the consolidated statement of cash flows for Fiscal 2019, Fiscal 2018 and Fiscal 2017 equals $183.6 million, $203.4 million and $188.8 million, respectively, which includes $4.0 million, $9.3 million and $13.8 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.

(3)
Fiscal 2019 includes: 1) $735.4 million related to the goodwill and intangible impairments; 2) $160.4 million from the valuation losses related to the sale of eligible non-prime in-house accounts receivable; and 3) $84.9 million related to charges recorded in conjunction with the Company’s restructuring activities.

(4)	Adjusted debt and adjusted EBITDA have been recalculated to align with methodologies commonly utilized by credit rating agencies and others in evaluating leverage.

(5)	Adjusted leverage ratio would have been as follows in the comparable periods if adjusted debt reflected 5x rent expense: Fiscal 2017: 2.4x, Fiscal 2016: 2.1x and Fiscal 2015: 2.3x.

n/a	Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including, but not limited to: our ability to implement Signet's transformation initiative; the effect of US federal tax reform and adjustments relating to such impact on the completion of our quarterly and year-end financial statements; changes in interpretation or assumptions, and/or updated regulatory guidance regarding the US federal tax reform; the benefits and outsourcing of the credit portfolio sale including technology disruptions, future financial results and operating results; deterioration in the performance of individual businesses or of the company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, including tax consequences related thereto, especially in view of the Company’s recent market valuation; our ability to successfully integrate Zale Corporation and R2Net’s operations and to realize synergies from the Zale and R2Net transactions; general economic conditions; potential regulatory changes, global economic conditions or other developments related to the United Kingdom’s announced intention to negotiate a formal exit from the European Union; a decline in consumer spending or deterioration in consumer financial position; the merchandising, pricing and inventory policies followed by Signet; Signet’s relationships with suppliers and ability to obtain merchandise that customers wish to purchase; the reputation of Signet and its banners; the level of competition and promotional activity in the jewelry sector; the cost and availability of diamonds, gold and other precious metals; changes in the supply and consumer acceptance of gem quality lab created diamonds; regulations relating to customer credit; seasonality of Signet’s business; the success of recent changes in Signet’s executive management team; the performance of and ability to recruit, train, motivate and retain qualified sales associates; the impact of weather-related incidents on Signet’s business; financial market risks; exchange rate fluctuations; changes in Signet’s credit rating; changes in consumer attitudes regarding jewelry; management of social, ethical and environmental risks; the development and maintenance of Signet’s omni-channel retailing; the ability to optimize Signet’s real estate footprint; security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems; changes in assumptions used in making accounting estimates relating to items such as credit outsourcing fees, extended service plans and pensions; risks related to Signet being a Bermuda corporation; the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors; Signet’s ability to protect its intellectual property; changes in taxation benefits, rules or practices in the US and jurisdictions in which Signet’s subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce; and an adverse development in legal or regulatory proceedings or tax matters, any new regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward-looking statement, see Item 1A and elsewhere in this Annual Report on Form 10-K. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
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
Exchange Translation Impact
The monthly average exchange rates are used to prepare the income statement and are calculated each month from the weekly average exchange rates weighted by sales. In Fiscal 2020, it is anticipated a five percent movement in the British pound to US dollar exchange rate would impact income before income taxes by approximately $1.1 million, while a five percent movement in the Canadian dollar to US dollar exchange rate would impact income before income taxes by approximately $0.3 million.

Market and Operating Conditions
We face a highly competitive and dynamic retail landscape throughout the geographies where we do business, as well as an uncertain macro-economic and political environment in our UK market. Fiscal 2019 holiday sales results did not meet our expectations, and as a result, we ended the year in an elevated inventory position and do expect inventory to be up year over year in the first quarter. As we continue to work through legacy product and engage in incremental clearance activity, we do expect to reduce our inventory position by year end Fiscal 2020. A key learning from Fiscal 2019 is the need to have a broader price focused assortment for the value-oriented gifting shopper in key weeks around major holidays, which could negatively impact profit. Additionally, a timing shift related to revenue recognition for extended service plan revenues, which have a higher margin rate, are expected to have a negative impact on profit in the first half of Fiscal 2020. This timing shift of service plan revenue is the result of the historical claims experience shifting away from the earlier years of the service plans to later years of the coverage period.
Fiscal 2019 Overview
Similar to many other retailers, Signet follows the retail 4-4-5 reporting calendar, which included an extra week in the fourth quarter of Fiscal 2018 (the “53rd week”). The 53rd week added $84.3 million in net sales and increased diluted earnings per share by approximately $0.12 for both the quarter and Fiscal 2018.
Drivers of Operating Profitability
The key measures and drivers of operating profitability are:

•	total sales - driven by the change in same store sales, net store selling space and mix of product and services;

•	gross margin - including the mix of results by store banner including brick-and-mortar locations and online; and

•	level of selling, general and administrative expenses.
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
Net Store Selling Space

	North America	International	Total Signet
Fiscal 2019
Openings	42	3	45
Closures	(237)	(30)	(267)
Net change in store selling space	(5.8)%	(4.8)%	(5.7)%
Fiscal 2018
Openings	113	3	116
Closures	(235)	(7)	(242)
Net change in store selling space	(1.9)%	(0.4)%	(1.7)%
Fiscal 2017
Openings	153	9	162
Closures	(101)	(4)	(105)
Net change in store selling space	2.8%	1.0%	2.6%

Cost of Sales and Gross Margin
Cost of sales is mostly composed of merchandise costs (net of discounts and allowances). Cost of sales also contains:

•	Occupancy costs such as rent, common area maintenance, depreciation and real estate tax.

•	Net bad debt expense and customers’ late payments prior to Signet outsourcing credit.(1)

•	Store operating expenses such as utilities, displays and merchant credit costs.

•	Distribution and warehousing costs including freight, processing, inventory shrinkage and related payroll.

(1)
Signet recognized two months of net bad debt expense, customer late payment and finance interest income (presented within other operating income) in the first quarter of Fiscal 2019 prior to the non-prime receivables being reclassified as receivables held for sale.

As the classification of cost of sales or selling, general and administrative expenses varies from retailer to retailer, Signet’s gross margin percentage may not be directly comparable to other retailers.
Factors that influence gross margin include pricing, promotional environment, changes in merchandise costs (principally diamonds), changes in non-merchandise components of cost of sales (as described above), changes in sales mix, foreign exchange, gold and currency hedges and the economics of services such as repairs and extended service plans. The price of diamonds varies depending on their size, cut, color and clarity. At times, Signet uses gold and currency hedges to reduce its exposure to market volatility in the cost of gold and the pound sterling to the US dollar exchange rate, but it is not able to do so for diamonds. For gold and currencies, the hedging period can extend to 24 months, although the majority of hedge contracts will normally be for a maximum of 12 months.
The percentage mix of the merchandise cost component of cost of sales, based on US dollars, is as follows:

	North America	International	Total Signet
Fiscal 2019
Diamond	55%	19%	52%
Gold	14%	12%	14%
All Other(1)	31%	69%	34%
Fiscal 2018
Diamond	48%	16%	45%
Gold	14%	15%	14%
All Other	38%	69%	41%

(1)	Decrease in North America reflects the Company strategy to exit low-priced owned branded beads and increase investments in bridal and certain fashion collections.
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
Selling, General and Administrative Expense (“SGA”)
SGA expense primarily includes store staff and store administrative costs as well as advertising and promotional costs. It also includes field support center expenses such as information technology, in-house credit operations prior to the Company’s outsourcing initiatives in the third quarter of Fiscal 2018 and third-party outsourcing fees and credit sales subsequent to the outsourcing initiative, finance, eCommerce and other operating expenses not specifically categorized elsewhere in the consolidated income statements.
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
The level of advertising expenditure can vary. The largest element of advertising expenditure has historically been national television advertising and is determined by management’s judgment of the appropriate level of advertising impressions and the cost of purchasing media.

Other Operating Income
Prior to the third quarter of Fiscal 2018, other operating income was predominantly comprised of interest income arising from in-house customer finance provided to the customers of the North America segment. In the third quarter of Fiscal 2018, the Company completed the sale of the prime portion of the in-house finance receivables. In the second quarter of Fiscal 2019, the Company completed the sale of the non-prime in-house accounts receivable. Subsequent to these transactions, the Company experienced a material reduction in the amount of interest income it recognized. See Note 4 in Item 8 for further detail on the Company’s credit transactions.
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
Results of Operations

	Fiscal 2019		Fiscal 2018		Fiscal 2017
(in millions)	$	% of sales	$	% of sales	$	% of sales
Sales	$6,247.1	100.0%	$6,253.0	100.0%	$6,408.4	100.0%
Cost of sales	(4,024.1)	(64.4)	(4,063)	(65.0)	(4,047.6)	(63.2)
Restructuring charges - cost of sales	(62.2)	(1.0)	—	—	—	—
Gross margin	2,160.8	34.6	2,190.0	35.0	2,360.8	36.8
Selling, general and administrative expenses	(1,985.1)	(31.8)	(1,872.2)	(29.9)	(1,880.2)	(29.3)
Credit transaction, net	(167.4)	(2.7)	1.3	—	—	—
Restructuring charges	(63.7)	(1.0)	—	—	—	—
Goodwill and intangible impairments	(735.4)	(11.8)	—	—	—	—
Other operating income, net	26.2	0.4	260.8	4.2	282.6	4.4
Operating income (loss)	(764.6)	(12.2)	579.9	9.3	763.2	11.9
Interest expense, net	(39.7)	(0.6)	(52.7)	(0.9)	(49.4)	(0.8)
Other non-operating income	1.7	—	—	—	—	—
Income (loss) before income taxes	(802.6)	(12.8)	527.2	8.4	713.8	11.1
Income tax benefit (expense)	145.2	2.3	(7.9)	(0.1)	(170.6)	(2.6)
Net income (loss)	$(657.4)	(10.5)%	$519.3	8.3%	$543.2	8.5%
COMPARISON OF FISCAL 2019 TO FISCAL 2018

•	Same store sales: down 0.1%.

•	Diluted earnings (loss) per share: $(12.62) compared to $7.44 in Fiscal 2018.
In Fiscal 2019, Signet’s same store sales decreased by 0.1%, compared to a decrease of 5.3% in Fiscal 2018, which excluded the impact of the 53rd week from its calculation. Total sales were $6.25 billion, down $5.9 million or 0.1%, compared to $6.25 billion in Fiscal 2018. The total sales decline was positively impacted by $111.2 million attributable to the new US GAAP revenue recognition accounting standard and $135.6 million from the addition of James Allen (acquired in September 2017). These factors were offset by net store closures of $160.4 million and the negative impact of comparison against a 53rd week in the prior year of $84.3 million. eCommerce sales were $682.4 million and 10.9% of sales compared to $497.7 million and 8.0% of sales in Fiscal 2018.

The breakdown of Signet’s sales performance is set out in the table below:

	Change from previous year
Fiscal 2019	Same store sales(1)	Non-same store sales, net	Impact of 53rd week on total sales	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	(1.4)%	2.2%	(1.2)%	(0.4)%	na	(0.4)%	$2,417.8
Zales	4.8%	(1.9)%	(1.6)%	1.3%	na	1.3%	$1,260.7
Jared	(4.6)%	1.8%	(1.5)%	(4.3)%	na	(4.3)%	$1,141.4
Piercing Pagoda	13.1%	(3.0)%	(1.4)%	8.7%	na	8.7%	$302.5
James Allen(2)	14.6%						$223.7
Peoples	1.8%	(1.9)%	(1.6)%	(1.7)%	(1.5)%	(3.2)%	$208.5
Regional banners	(12.7)%	(34.7)%	(0.9)%	(48.3)%	(0.1)%	(48.4)%	$87.1
North America segment	0.5%	1.3%	(1.3)%	0.5%	—%	0.5%	$5,641.7
H.Samuel	(4.8)%	(1.5)%	(1.6)%	(7.9)%	0.5%	(7.4)%	$284.0
Ernest Jones	(5.6)%	0.9%	(1.7)%	(6.4)%	0.8%	(5.6)%	$292.5
International segment	(5.2)%	(0.3)%	(1.7)%	(7.2)%	0.7%	(6.5)%	$576.5
Other(3)						37.0%	$28.9
Signet	(0.1)%	1.4%	(1.4)%	(0.1)%	—%	(0.1)%	$6,247.1

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

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Fiscal Year	Fiscal 2019		Fiscal 2018		Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Kay		$506		$466	8.6%	1.5%	(8.6)%	(10.2)%
Zales		$480		$470	1.9%	2.0%	3.5%	(4.3)%
Jared		$659		$594	10.2%	6.1%	(13.0)%	(11.0)%
Piercing Pagoda		$69		$63	9.5%	8.6%	3.2%	(5.0)%
James Allen(3)		$3,738		$4,079	(11.0)%	(1.6)%	28.8%	34.4%
Peoples(4)	C$	429	C$	429	(0.9)%	5.4%	2.8%	(3.7)%
Regional banners		$477		$447	5.1%	3.5%	(16.0)%	(20.3)%
North America segment		$386		$364	4.3%	2.5%	(3.0)%	(7.8)%
H.Samuel(5)		£83		£84	(4.6)%	9.1%	(0.3)%	(14.4)%
Ernest Jones(5)		£359		£349	(2.2)%	12.2%	(3.4)%	(15.8)%
International segment(5)		£137		£136	(4.2)%	9.7%	(0.9)%	(14.7)%

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
North America sales
The North America segment’s total sales were $5.64 billion compared to $5.62 billion in the prior year, up 0.5%. Same store sales increased 0.5% compared to a decrease of 5.2% in the prior year. North America’s ATV increased 4.3%, while the number of transactions decreased 3.0%.
Same store sales results were positively impacted by approximately 175 bps of incremental clearance sales partially offset by 20 bps of unfavorable impact related to the shift of service plan revenue. eCommerce sales increased 43.1% on a reported basis (inclusive of James Allen which was acquired in September 2017) and brick and mortar sales declined 1.1% on a same store sales basis.
The percentage of sales from new merchandise increased during the year, but this performance was broadly offset by declines in legacy collections. Bridal and fashion sales each increased on a same store sales basis. Within bridal, The Enchanted Disney Fine Jewelry® collection, Vera Wang Love® collection, Neil Lane® collection, and solitaires performed well, while the Ever Us® collection declined. In fashion, gold fashion jewelry performed well, offset by declines in LeVian® and other legacy collections. The Other product category declined driven by a strategic reduction of owned brand beads, as well as declines in Pandora®.
International sales
In Fiscal 2019, the International segment’s total sales were $576.5 million, down 6.5%, compared to $616.7 million in Fiscal 2018. The same store sales decline was driven by lower sales in bridal jewelry, fashion jewelry and fashion watches, partially offset by higher sales in prestige watches. Same store sales decreased by 5.2% compared to a decrease of 6.0% in Fiscal 2018. ATV decreased 4.2% while the number of transaction decreased 0.9%. eCommerce sales increased 8.0% and brick and mortar sales declined 6.6% on a same store sales basis.
Fourth Quarter Sales
In the fourth quarter, Signet’s total sales were $2.15 billion, down $138.4 million or 6.0%, compared to an increase of 1.0% in the prior year fourth quarter. Same store sales were down 2.0% compared to a decrease of 5.2% in the prior year fourth quarter. The total sales decrease was positively impacted by $35.2 million attributable to the new US GAAP revenue recognition accounting standard offset by the comparison against a 14th week in Fiscal 2018 which contributed $84.3 million in sales in Fiscal 2018, $60.9 million from net store closures and $16.5 million of unfavorable foreign exchange translation. eCommerce sales in the fourth quarter were $260.6 million or 12.1% of total sales, compared to $253.8 million or 11.2% of total sales in the prior year fourth quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fourth Quarter of Fiscal 2019	Same store sales(1)	Non-same store sales, net	Impact of 14th week on total sales	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	(1.6)%	2.1%	(3.4)%	(2.9)%	na	(2.9)%	$837.4
Zales	2.0%	(2.3)%	(4.2)%	(4.5)%	na	(4.5)%	$461.4
Jared	(8.4)%	2.8%	(4.4)%	(10.0)%	na	(10.0)%	$382.2
Piercing Pagoda	17.1%	(3.7)%	(4.5)%	8.9%	na	8.9%	$99.1
James Allen	(1.4)%	—%	—%	(1.4)%	na	(1.4)%	$63.5
Peoples	2.1%	(0.9)%	(4.6)%	(3.4)%	(4.8)%	(8.2)%	$74.3
Regional banners	(15.4)%	(31.4)%	(3.1)%	(49.9)%	(0.3)%	(50.2)%	$25.0
North America segment	(1.4)%	(0.2)%	(3.7)%	(5.3)%	(0.2)%	(5.5)%	$1,942.9
H.Samuel	(5.8)%	(1.1)%	(4.5)%	(11.4)%	(4.5)%	(15.9)%	$102.8
Ernest Jones	(8.9)%	1.3%	(5.2)%	(12.8)%	(4.6)%	(17.4)%	$92.2
International segment	(7.3)%	0.1%	(4.8)%	(12.0)%	(4.6)%	(16.6)%	$195.0
Other(2)						479.3%	$16.8
Signet	(2.0)%	0.4%	(3.8)%	(5.4)%	(0.6)%	(6.0)%	$2,154.7

(1)
The 14th week in Fiscal 2018 has resulted in a shift in Fiscal 2019, as the fiscal year began a week later than the previous fiscal year. As such, same store sales for Fiscal 2019 are being calculated by aligning the weeks of the quarter to the same weeks in the prior year. Total reported sales continue to be calculated based on the reported fiscal periods.

(2)	Includes sales from Signet’s diamond sourcing initiative.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Fiscal Year	Fiscal 2019		Fiscal 2018		Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Kay		$473		$438	8.2%	1.2%	(9.3)%	(13.8)%
Zales		$435		$436	(0.5)%	3.6%	2.3%	2.4%
Jared		$607		$546	11.8%	1.9%	(18.4)%	(8.4)%
Piercing Pagoda		$74		$67	10.4%	8.1%	5.3%	(2.6)%
James Allen		$3,674		$4,034	(13.2)%	(1.3)%	13.6%	37.2%
Peoples(3)	C$	384	C$	395	(3.3)%	5.9%	6.0%	(1.7)%
Regional banners		$430		$418	1.2%	0.7%	(17.0)%	(23.1)%
North America segment		$374		$369	2.2%	1.9%	(4.0)%	(7.1)%
H.Samuel(4)		£80		£84	(4.8)%	7.7%	(0.8)%	(15.6)%
Ernest Jones(4)		£314		£315	(1.6)%	4.7%	(8.5)%	(13.5)%
International segment(4)		£123		£129	(5.4)%	6.6%	(2.3)%	(15.2)%

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

(3)	Amounts for Peoples stores are denominated in Canadian dollars.

(4)	Amounts for the International segment, including H.Samuel and Ernest Jones, are denominated in British pounds.
North America sales
The North America segment’s total sales were $1.94 billion compared to $2.06 billion in the prior year, down 5.5%. Same store sales decreased 1.4% compared to a decrease of 4.7% in the prior year. The North America segment’s ATV increased 2.2%, while the number of transactions decreased 4.0%.
Same store sales results include a favorable impact of 65 bps of incremental clearance, a favorable impact of 40 bps due to a planned shift in timing of promotions at Zales and Peoples and a 25 bps unfavorable impact related to a timing shift of service plan revenue recognized as discussed above. eCommerce sales increased 6.9% and brick and mortar sales declined 2.5% on a same store sales basis.

The percentage of sales from new merchandise increased during the quarter, but this performance was more than offset by declines in legacy collections. Bridal sales were flat on a same store sales basis. Within bridal, engagement sales increased while anniversary sales declined. Anniversary sales were unfavorably impacted by declines in the Ever Us® collection. The Enchanted Disney Fine Jewelry® collection, Vera Wang Love® collection, Neil Lane® collection, and solitaires performed well. Fashion category sales decreased, with gold fashion jewelry, Disney fashion jewelry, and the Love + Be LovedTM collection performing well, offset by declines in the LeVian® and other legacy collections. The Other product category declined, driven by a strategic reduction of owned brand beads, as well as declines in Pandora®.
International sales
The International segment’s total sales decreased 16.6% to $195.0 million compared to $233.9 million in the prior year and decreased 12.0% at constant exchange rates. Same store sales decreased 7.3% compared to a decrease of 9.2% in the prior year. The same store sales decline was driven by lower sales in bridal jewelry, fashion jewelry and fashion watches, partially offset by higher sales in prestige watches. In the International segment’s ATV decreased 5.4%, while the number of transactions decreased 2.3%. eCommerce sales declined 6.9% and brick and mortar sales declined 7.3% on a same store sales basis.
Cost of Sales and Gross Margin
In Fiscal 2019, gross margin was $2.16 billion or 34.6% of sales compared to $2.19 billion or 35.0% of sales in Fiscal 2018. Gross margin was negatively impacted by $62.2 million, or 100 bps, in restructuring charges related to net inventory write-downs taken during the year. The write-downs relate to brands and collections that the Company is discontinuing as part of its transformation plan to increase newness across merchandise categories. Transformation cost savings related to direct sourcing and distribution were offset by sales deleverage and higher mix of clearance inventory sales and impact of promotional environment. In addition, lower store occupancy due to store closures also favorably impacted gross margin. Additional factors impacting gross margin rate include: 1) a positive 220 basis point impact related to discontinuing the recognition of bad debt expense and late charge income; 2) a negative 40 basis point impact related to James Allen, which carries a lower gross margin rate; and 3) a negative 40 basis point impact from the discontinuation of credit insurance.
In the fourth quarter, the consolidated gross margin was $877.8 million or 40.7% of sales compared to $919.8 million or 40.1% of sales in the prior year fourth quarter. Factors impacting gross margin rate include: 1) a positive 250 bps impact related to no longer recognizing bad debt expense and late charge income; 2) a negative 40 bps impact related to an inventory write-down; 3) a negative 30 bps impact related to adopting the new US GAAP revenue recognition accounting standard, including higher revenue share payments associated with the prime credit outsourcing arrangement; and 4) a negative 10 bps impact related to a timing shift of revenue recognized on service plans. The residual factors impacting gross margin rate include deleverage from lower sales and the impact of promotional and incremental clearance sales partially offset by transformation cost savings. See Note 7 of Item 8 for additional information regarding the Company’s restructuring activities.
Selling, General and Administrative Expenses (“SGA”)
Selling, general and administrative expenses for Fiscal 2019 were $1.99 billion or 31.8% of sales compared to $1.87 billion or 29.9% of sales in Fiscal 2018, up $112.9 million. SGA increased primarily due to: 1) a $100 million increase in credit costs related to the transition to an outsourced credit model; 2) a $30 million increase in advertising expense; 3) a $20 million increase in incentive compensation expense, which included $6 million of one-time cash awards to non-managerial hourly team members; and an $11 million charge related to the resolution of a previously disclosed regulatory matter. Increases in SGA were partially offset by a $15 million decrease in store staff costs and transformation cost savings, net of investments. Prior year SGA included $30.5 million in expense related to the 53rd week.
In the fourth quarter, SGA expense was $647.2 million or 30.0% of sales compared to $634.5 million or 27.7% of sales in the prior year fourth quarter. Factors impacting SGA include: 1) a $42 million, or 200 bps, increase in credit costs related to the transition to an outsourced credit model; 2) an $11 million, or 50 bps, charge related to the resolution of a previously disclosed regulatory matter; and 3) a $3 million, or 10 bps, decrease in incentive compensation. Increases in SGA were partially offset by transformation net cost savings and lower store staff costs primarily due to closed stores. Prior year SGA included $30.5 million in expense related to the 14th week.
Credit transaction, net
In June 2018, the Company completed the sale of all eligible non-prime in-house accounts receivable. During Fiscal 2019, the Company recognized charges of $167.4 million as a result of the sale of the non-prime in-house accounts receivable. This included total valuation losses of $160.4 million representing adjustments to the asset fair value and other transaction-related costs of $7.0 million. See Note 4 of Item 8 for additional information.

Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share gaining, OmniChannel jewelry category leader. During Fiscal 2019, restructuring charges of $63.7 million were recognized, $22.7 million of which were non-cash charges, primarily related to professional fees for legal and consulting services, severance and impairment of information technology assets related to the Plan. Additionally, during Fiscal 2019, the Company recorded charges of $62.2 million in non-cash restructuring charges related to inventory write-offs within cost of sales.
In the fourth quarter, restructuring charges of $28.1 million, of which $11.7 million were non-cash charges, were recognized primarily related to store closure costs, professional fees for legal and consulting services, and severance related to the Plan. Additionally, during the fourth quarter, the Company recorded a net non-cash adjustment of $(1.0) million to charges related to prior period inventory write-offs within cost of sales. See Note 7 of Item 8 for additional information.
Goodwill and intangible impairments
In Fiscal 2019, the Company recorded non-cash goodwill and intangible asset impairment pre-tax charges of $735.4 million, of which $448.7 million were recorded in the first quarter of Fiscal 2019 and $286.7 million were recorded in the fourth quarter of Fiscal 2019.
The first quarter charge was related to the write down of goodwill and intangible assets recognized in the North America segment as part of the Zale Corporation acquisition, as well as goodwill associated with the acquisition of Ultra Stores, Inc. The decline in the Company’s market capitalization during the first quarter created a triggering event for impairment assessment purposes. Revised long-term projections associated with finalizing certain initial aspects of our Path to Brilliance transformation plan in the first quarter combined with a higher discount rate driven by risk premium utilized in the valuation, resulted in lower than previously projected long-term future cash flows for these businesses, which required an adjustment to the goodwill and intangible asset balances.
The fourth quarter charge was related to the write down of goodwill and intangible assets recognized in the North America segment as part of the R2Net acquisition (James Allen) and intangible assets recognized as part of the Zale Corporation acquisition. The decline in the Company’s market capitalization during the fourth quarter created a triggering event for impairment assessment purposes. Revised long-term projections and a higher discount rate driven by risk premium utilized in the valuation associated with James Allen resulted in lower than previously projected long-term future cash flows for this business, which required a $261.4 million adjustment to the goodwill and intangible asset balances. The revised outlook for James Allen is a result of a higher than expected unfavorable impact related to sales tax implementation as well as a more competitive online jewelry marketplace. The remaining impairment charge of $25.3 million is attributable to intangibles associated with the Zale acquisition and goodwill recognized as part of the acquisition of the Company's diamond polishing factory in Botswana.
The impairment charges above did not have an impact on the Company’s day to day operations or liquidity. See Note 17 of Item 8 for additional information on the impairments.
Other Operating Income, Net
In Fiscal 2019, other operating income, net was $26.2 million or 0.4% of sales compared to $260.8 million or 4.2% of sales in Fiscal 2018. In the fourth quarter, other operating income, net was $0.7 million or 0.0% of sales compared to $39.5 million or 1.7% of sales in the prior year fourth quarter. The year-over-year decrease was primarily driven by $28.0 million in other expense related to the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio during the third quarter of Fiscal 2018, partially offset by the 53rd week which added $1.3 million of other income in Fiscal 2018. See Note 4 of Item 8 for additional information regarding the Company’s credit transaction.
Operating Income (Loss)
In Fiscal 2019, operating income (loss) was $(764.6) million or (12.2)% of sales compared to $579.9 million or 9.3% of sales in Fiscal 2018. The prior year operating income includes a favorable impact from the 53rd week of $9.3 million. Excluding the 53rd week impact, the decline was driven by the following: 1) the $735.4 million goodwill and intangible impairment charge; 2) $125.9 million in restructuring charges related to inventory write-downs, severance, professional fees and impairment of certain IT assets related to the three year transformation plan; 3) $167.4 million loss related to marking the non-prime receivables to fair value that were sold in the second quarter; 4) $11.0 million charge related to the resolution of a previously disclosed regulatory matter; 6) the discontinuation of credit insurance; 7) $167.0 million net unfavorable impact related to the outsourcing of credit; and 8) impact of higher promotions and incremental clearance sales on gross margin and lastly higher SGA due primarily to advertising and higher incentive compensation. These declines were partially offset by transformation net cost savings of $85.0 million.

	Fiscal 2019		Fiscal 2018
(in millions)	$	% of sales	$	% of sales
North America segment(1)	$(621.1)	(11.0)%	$656.1	11.7%
International segment(2)	12.9	2.2%	33.1	5.4%
Other(3)	(156.4)	nm	(109.3)	nm
Operating income (loss)	$(764.6)	(12.2)%	$579.9	9.3%

(1)
For Fiscal 2019, includes: 1) $731.8 million related to the goodwill and intangible impairments; 2) $52.7 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; and 3) $160.4 million from the valuation losses related to the sale of eligible non-prime in-house accounts receivable. See Note 17, Note 7 and Note 4, respectively, of Item 8 for additional information. Fiscal 2018 amount includes $20.7 million gain related to the reversal of the allowance for credit losses for the in-house receivables sold, as well as the $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables. See Note 4 of Item 8 for additional information.

(2)	Fiscal 2019 includes $3.8 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. See Note 7 of Item 8 for additional information.

(3)
For Fiscal 2019, includes: 1) $69.4 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges; 2) $11.0 million related to the resolution of a previously disclosed regulatory matter; 3) $7.0 million representing transaction costs associated with the sale of the non-prime in-house accounts receivable; and 4) $3.6 million of goodwill and intangible impairments. See Note 7, Note 26, Note 4 and Note 17 of Item 8 for additional information. For Fiscal 2018, Other includes $29.6 million of transaction costs related to the credit transaction, $8.6 million of R2Net acquisition costs, and $3.4 million of CEO transition costs. See Note 4 and Note 5 of Item 8 for additional information regarding credit transaction and acquisition of R2Net, respectively.

nm	Not meaningful.
In the fourth quarter, operating income (loss) was $(83.5) million or (3.9)% of sales compared to $323.5 million or 14.1% of sales in prior year fourth quarter. The prior year operating income includes a favorable impact from the 14th week of $9.3 million.  Excluding the 14th week impact, the decline was driven by the following: 1) $286.7 million goodwill and intangible impairment charge; 2) $27.1 million in restructuring charges related to store closures costs, severance and professional fees related to the three year transformation plan; 3) $11 million charge related to the resolution of a previously disclosed regulatory matter; 4) $13 million net unfavorable impact related to the outsourcing of credit; and 5) an $8.8 million inventory write-down. The residual factors impacting operating income include the impact of lower sales and higher promotions and clearance sales partially offset by transformation net cost savings.

	Fourth Quarter Fiscal 2019		Fourth Quarter Fiscal 2018
(in millions)	$	% of sales	$	% of sales
North America segment(1)	$(60.1)	(3.1)%	305.9	14.9%
International segment	31.0	15.9%	35.0	15.0%
Other(2)	(54.4)	nm	(17.4)	nm
Operating income (loss)	$(83.5)	(3.9)%	$323.5	14.1%

(1)
Fiscal 2019 includes $286.7 million and $1.0 million related to the goodwill and intangible impairments recognized in the fourth quarter and net adjustment to to charges recorded in conjunction with the Company’s restructuring activities including inventory charges, respectively. See Note 15 and Note 7, respectively, of Item 8 for additional information.

(2)
Fiscal 2019 includes a $28.1 million and $11.0 million related to charges recorded in conjunction with the Company’s restructuring activities and the resolution of a previously disclosed regulatory matter, respectively. See Note 7 of Item 8 for additional information.

nm	Not meaningful.
Interest Expense, Net
In Fiscal 2019, net interest expense was $39.7 million compared to $52.7 million in Fiscal 2018 driven primarily by the repayment of the $600 million asset-backed securitization facility in the third quarter of Fiscal 2018. The weighted average interest rate for the Company’s debt outstanding was 4.0% compared to 3.2% in the prior year.
In the fourth quarter, net interest expense was $10.8 million compared to $10.0 million in the prior year fourth quarter. The weighted average interest rate for the Company’s debt outstanding was 4.1% compared to 3.6% in the prior year fourth quarter.
Income (Loss) Before Income Taxes
In Fiscal 2019, income (loss) before income taxes decreased $1.33 billion to $(802.6) million or (12.8)% of sales compared to $527.2 million or 8.4% of sales in Fiscal 2018.
In the fourth quarter, income (loss) before income taxes decreased $(407.5) million to $(94.0) million or (4.4)% of sales compared to $313.5 million or 13.7% of sales in the prior year fourth quarter.

Income Taxes
Income tax benefit for Fiscal 2019 was $145.2 million compared to expense of $7.9 million in Fiscal 2018, with an effective tax rate of 18.1% for Fiscal 2019 compared to 1.5% in Fiscal 2018. In the fourth quarter, income tax benefit was $13.9 million compared to expense of $37.8 million in the prior year fourth quarter. The higher effective tax rates were driven primarily by 1) the impact of the non-deductible goodwill impairment charge; 2) pre-tax earnings mix by jurisdiction; and 3) an out of period correction related to a deferred tax liability associated with the Zale acquisition. The prior year fourth quarter tax benefit was driven by the favorable impact of the Tax Cuts and Jobs Act of 2017 together with pre-tax earnings mix by jurisdiction.
On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” which is commonly referred to as “The Tax Cuts and Jobs Act” (the “TCJ Act”). The TCJ Act provides for comprehensive tax legislation which significantly modifies the U.S. corporate income tax system. Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJ Act, we made reasonable estimates of its effects and recorded provisional amounts in the consolidated financial statements for the year ended February 3, 2018, consistent with applicable SEC guidance. We have completed these analyses during the year ended February 2, 2019, and no material adjustment to the provisional estimate recorded in the prior year was required.
We anticipate that the effective tax rate in future years will be favorably impacted by the lower federal statutory corporate tax rate of 21.0 percent offset by limitations of certain deductions and the base broadening changes. See Note 12 of Item 8 for additional information regarding the Company’s income taxes and the impact of the TCJ Act.
Net Income (Loss)
Net income (loss) for Fiscal 2019 was down 226.6% to $(657.4) million or (10.5)% of sales compared to $519.3 million or 8.3% of sales in Fiscal 2018.
For the fourth quarter, net income (loss) was down 130.7% to $(107.9) million or (5.0)% of sales compared to $351.3 million or 15.3% of sales in the prior year fourth quarter.
Earnings (Loss) per Share (“EPS”)
For Fiscal 2019, diluted earnings (loss) per share were $(12.62) compared to $7.44 in Fiscal 2018. The weighted average diluted number of common shares outstanding was 54.7 million compared to 69.8 million in Fiscal 2018. Signet repurchased 8.8 million shares in Fiscal 2019 compared to 8.1 million shares in Fiscal 2018. Diluted EPS for Fiscal 2019 includes a loss of $12.26 related to the goodwill and intangible impairments, a loss of $2.11 related to the sale of non-prime receivables, a loss of $1.77 related to the Path to Brilliance transformation plan and a loss of $0.20 related to the resolution of a previously disclosed regulatory matter.
For the fourth quarter, diluted earnings (loss) per share were $(2.25) compared to $5.24 in the prior year fourth quarter, down 143.0%. The weighted average diluted number of common shares outstanding was 51.6 million compared to 67.0 million in the prior year fourth quarter. Diluted EPS in the fourth quarter of Fiscal 2019 includes a loss of $4.78 related to the goodwill and intangible impairments, a loss of $0.37 related to the Path to Brilliance transformation plan and a loss of $0.20 related to the resolution of a previously disclosed regulatory matter.
The Company issued preferred shares on October 5, 2016, which include a cumulative dividend right and may be converted into common shares. The Company’s computation of diluted earnings per share includes the effect of potential common shares for outstanding awards issued under the Company’s share-based compensation plans and preferred shares upon conversion, if dilutive. In computing diluted EPS, the Company also adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the preferred shares. For the fourth quarter and year to date Fiscal 2019 periods, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive. For the fourth quarter and year to date Fiscal 2018 periods, the preferred shares were more dilutive if conversion was assumed. See Item 8 for additional information related to the preferred shares (Note 8) or the calculation of earnings per share (Note 10).
Dividends per Common Share
In Fiscal 2019, total dividends of $1.48 were declared by the Board of Directors compared to $1.24 in Fiscal 2018.

COMPARISON OF FISCAL 2018 TO FISCAL 2017

•	Same store sales: down 5.3%.

•	Diluted earnings per share: up 5.1% to $7.44.
In Fiscal 2018, Signet’s same store sales, which excluded the impact of the 53rd week from its calculation, decreased by 5.3%, compared to a decrease of 1.9% in Fiscal 2017. Total sales were $6.25 billion compared to $6.41 billion in Fiscal 2017, down $155.4 million or 2.4% compared to a decrease of 2.2% in Fiscal 2017. Merchandise categories and collections were broadly lower, partially offset by eCommerce, Piercing Pagoda total sales increase, the benefit of the 53rd week which contributed $84.3 million of sales and the addition of R2Net (acquired in September 2017) which contributed $88.1 million in sales for the year. eCommerce sales were $497.7 million and 8.0% of sales compared to $363.1 million and 5.7% of sales in Fiscal 2017.
The breakdown of Signet’s sales performance is set out in the table below.

	Change from previous year
Fiscal 2018	Same store sales(1)	Non-same store sales, net	Impact of 53rd week on total sales	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	(8.0)%	2.5%	1.1%	(4.4)%	na	(4.4)%	$2,428.1
Zales	(2.0)%	(0.6)%	1.6%	(1.0)%	na	(1.0)%	$1,244.3
Jared	(5.5)%	1.1%	1.5%	(2.9)%	na	(2.9)%	$1,192.1
Piercing Pagoda	3.0%	1.4%	1.5%	5.9%	na	5.9%	$278.5
James Allen	29.9%						$88.1
Peoples	2.6%	(1.7)%	1.7%	2.6%	2.5%	5.1%	$215.4
Regional banners	(18.1)%	(15.5)%	0.7%	(32.9)%	0.2%	(32.7)%	$168.7
North America segment	(5.2)%	1.6%	1.3%	(2.3)%	0.1%	(2.2)%	$5,615.2
H.Samuel	(6.5)%	0.6%	1.6%	(4.3)%	(0.9)%	(5.2)%	$306.7
Ernest Jones	(5.6)%	1.1%	1.6%	(2.9)%	(1.3)%	(4.2)%	$310.0
International segment	(6.0)%	0.8%	1.6%	(3.6)%	(1.1)%	(4.7)%	$616.7
Other(2)						16.6%	$21.1
Signet	(5.3)%	1.6%	1.3%	(2.4)%	—%	(2.4)%	$6,253.0

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website. The North America segment includes James Allen sales for the 145 days since the date of acquisition.

(2)     Includes sales from Signet’s diamond sourcing initiative.

ATV is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Fiscal Year	Fiscal 2018		Fiscal 2017		Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Kay		$466		$458	1.5%	6.5%	(10.2)%	(8.4)%
Zales		$470		$460	2.0%	2.0%	(4.3)%	(3.2)%
Jared		$594		$556	6.1%	(0.4)%	(11.0)%	(5.1)%
Piercing Pagoda		$63		$58	8.6%	13.7%	(5.0)%	(6.2)%
Peoples(3)	C$	429	C$	401	5.4%	6.6%	(3.7)%	(10.9)%
Regional banners		$447		$414	3.5%	4.3%	(20.3)%	(14.0)%
North America segment		$364		$347	2.5%	4.2%	(7.8)%	(6.8)%
H.Samuel(4)		£84		£77	9.1%	2.7%	(14.4)%	(4.9)%
Ernest Jones(4)		£349		£309	12.2%	14.0%	(15.8)%	(11.3)%
International segment(4)		£136		£124	9.7%	6.0%	(14.7)%	(6.3)%

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

(3)	Amounts for Peoples stores are denominated in Canadian dollars.

(4)	Amounts for the International segment, including H.Samuel and Ernest Jones, are denominated in British pounds.
North America sales
In Fiscal 2018, the North America segment’s total sales were $5.62 billion, down 2.2%, compared to $5.74 billion in Fiscal 2017, and same store sales decreased 5.2% compared to a decrease of 1.0% in Fiscal 2017. North America’s ATV increased 2.5%, while the number of transactions decreased 7.8%. Sales declines were driven by weakness in bridal in Kay and Jared, including lower year over year sales of the Ever Us collection. The decrease in bridal was disproportionately affected by systems and process disruptions associated with the outsourcing of credit services. These declines were partially offset by strength in diamond fashion jewelry, most notably in the Disney Enchanted and Vera Wang Love collections in Zales and improved performance of gold fashion jewelery in Piercing Pagoda.
International sales
In Fiscal 2018, the International segment’s total sales were $616.7 million, down 4.7%, compared to $647.1 million in Fiscal 2017. Sales declines were due principally to bridal and diamond fashion jewelry partially offset by higher sales in select prestige watch brands and strength in eCommerce. Same store sales decreased by 6.0% compared to an increase of 0.1% in Fiscal 2017. ATV increased 9.7%, offset by a 14.7% decrease in the number of transactions.
Fourth Quarter Sales
In the fourth quarter, Signet’s total sales were $2.29 billion, down $23.2 million or 1.0%, compared to a decrease of 5.1% in the prior year fourth quarter. Same store sales were down 5.2% compared to a decrease of 4.5% in the prior year fourth quarter. The total sales increase was driven by the 14th week in sales, which contributed $84.3 million of sales, as well as the addition of R2Net which contributed $64.4 million in sales in the quarter, offset by the year-over-year decline in base same store sales. eCommerce sales in the fourth quarter were $253.8 million or 11.1% of total sales, compared to $161.8 million or 7.1% of total sales in the prior year fourth quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fourth quarter of Fiscal 2018	Same store sales(1)	Non-same store sales, net	Impact of 14th week on total sales	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	(11.0)%	2.1%	3.1%	(5.8)%	na	(5.8)%	$862.0
Zales	5.1%	(2.8)%	4.5%	6.8%	na	6.8%	$483.2
Jared	(6.4)%	0.8%	4.2%	(1.4)%	na	(1.4)%	$424.5
Piercing Pagoda	4.6%	(0.6)%	4.8%	8.8%	na	8.8%	$91.1
James Allen(2)	35.0%						$64.4
Peoples	3.8%	(3.5)%	4.6%	4.9%	5.6%	10.5%	$80.9
Regional banners	(22.8)%	(18.6)%	2.5%	(38.9)%	(0.3)%	(39.2)%	$50.2
North America segment	(4.7)%	1.8%	3.6%	0.7%	0.3%	1.0%	$2,056.3
H.Samuel	(9.2)%	(0.3)%	3.9%	(5.6)%	7.8%	2.2%	$122.3
Ernest Jones	(9.3)%	0.2%	4.5%	(4.6)%	8.0%	3.4%	$111.6
International segment	(9.2)%	(0.2)%	4.2%	(5.2)%	8.0%	2.8%	$233.9
Other(3)						(48.2)%	$2.9
Signet	(5.2)%	1.5%	3.7%	—%	1.0%	1.0%	$2,293.1

(1)
Based on stores open for at least 12 months. eCommerce sales are included in the calculation of same store sales for the period and comparative figures from the anniversary of the launch of the relevant website.

(2)     Same store sales presented for James Allen, acquired September 12, 2017, to provide comparative performance measure.
(3)     Includes sales from Signet’s diamond sourcing initiative.
ATV is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Fiscal Year	Fiscal 2018		Fiscal 2017		Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Kay		$438		$429	1.2%	6.5%	(13.8)%	(10.8)%
Zales		$436		$421	3.6%	0.7%	2.4%	(5.1)%
Jared		$546		$530	1.9%	7.7%	(8.4)%	(10.8)%
Piercing Pagoda		$67		$62	8.1%	12.7%	(2.6)%	(5.6)%
Peoples(3)	C$	395	C$	367	5.9%	6.1%	(1.7)%	(13.4)%
Regional banners		$418		$388	0.7%	7.5%	(23.1)%	(19.6)%
North America segment		$369		$346	1.9%	4.8%	(7.1)%	(9.1)%
H.Samuel(4)		£84		£78	7.7%	4.0%	(15.6)%	(10.3)%
Ernest Jones(4)		£315		£299	4.7%	18.2%	(13.5)%	(17.5)%
International segment(4)		£129		£121	6.6%	8.0%	(15.2)%	(11.8)%

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

(3)	Amounts for Peoples stores are denominated in Canadian dollars.

(4)	Amounts for the International segment, including H.Samuel and Ernest Jones, are denominated in British pounds.

North America sales
In the fourth quarter, the North America segment’s total sales were $2.06 billion, up 1%, compared to $2.04 billion in the prior year, due primarily to the current year quarter including 14 weeks whereas the prior year quarter included 13 weeks. Same store sales decreased 4.7% compared to a decrease of 4.6% in the prior year. The North America segment’s ATV increased 1.9%, while the number of transactions decreased 7.1%. Across banners, same store sales were driven by weakness in bridal and beads, including year over year lower sales of Ever Us collection. The decrease in bridal in Kay and Jared was disproportionately affected by systems and process disruptions associated with the outsourcing of credit services that occurred at the end of the third quarter in the Fiscal 2018. In Zales, diamond fashion jewelry, most notably Disney Enchanted and Vera Wang Love collections outperformed but more than offset by weakness across bridal and beads. Gold fashion was the primary driver in same store sales of Pagoda.
International sales
In the fourth quarter, the International segment’s total sales were up by 2.8% to $233.9 million compared to $227.6 million in the prior year fourth quarter. Same store sales decreased 9.2% compared to a decrease of 3.8% in the prior year fourth quarter due principally to diamond and fashion jewelry, partially offset by higher sales in select prestige watch brands and strength in eCommerce. Average merchandise transaction value increased 6.6% and the number of transactions decreased 15.2%.
Cost of Sales and Gross Margin
Fiscal 2018, gross margin was $2.19 billion or 35.0% of sales compared to $2.36 billion or 36.8% of sales in Fiscal 2017. The decrease in gross margin was attributable to a 1) decline in the gross merchandise margin rate in part due the inclusion of R2Net which carries a lower gross margin rate and in addition to higher promotions and unfavorable merchandise mix, 2) de-leverage on store occupancy and fixed costs as a result of lower sales and 3) higher costs associated with the disposition of inventory in part due to the distribution center consolidation in North America.
In the fourth quarter, gross margin was $919.8 million or 40.1% of sales compared to $945.5 million or 41.7% of sales in the prior year. The decrease in gross margin was attributable to 1) inclusion of R2Net which carries a lower gross margin rate which negatively impacted the rate by 70 bps, 2) unfavorable merchandise mix and 3) de-leverage on store occupancy and fixed costs as a result of lower sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for Fiscal 2018 were $1.87 billion or 29.9% of sales compared to $1.88 billion or 29.3% of sales in Fiscal 2017, down $8.0 million. The decrease was attributable to decreased store staff costs and advertising expense partially offset by increased central costs. The increase in central costs was primarily driven by the inclusion of the 53rd week which added $30.5 million of expense, an additional $16.2 million of selling, general and administrative expense related to R2Net and other one-time costs of $12.0 million related to CEO separation and the R2Net acquisition.
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
Other Operating Income, Net
In Fiscal 2018, other operating income, net was $260.8 million or 4.2% of sales compared to $282.6 million or 4.4% of sales in Fiscal 2017. In the fourth quarter, other operating income, net was $39.5 million or 1.7% of sales compared to $69.0 million or 3.0% of sales in the prior year fourth quarter. The year-over-year decrease was primarily attributable to the 53rd week which added $1.3 million of other income offset by $28.0 million in other expense related to the sale of the prime-only credit quality portion of the Company’s in-house finance receivable portfolio during the third quarter of Fiscal 2018.
Operating Income
In Fiscal 2018, operating income was $579.9 million or 9.3% of sales compared to $763.2 million or 11.9% of sales in Fiscal 2017. The year-over-year decrease was primarily attributable to a decrease in sales volumes and the impact of the credit outsourcing transaction during the third quarter of Fiscal 2018.

	Fiscal 2018		Fiscal 2017
(in millions)	$	% of sales	$	% of sales
North America segment	$656.1	11.7%	$789.2	13.7%
International segment	33.1	5.4%	45.6	7.0%
Other(1)	(109.3)	nm	(71.6)	nm
Operating income	$579.9	9.3%	$763.2	11.9%

(1)	In Fiscal 2018, Other includes $29.6 million of transaction costs related to the credit transaction, $8.6 million of R2Net acquisition costs, and $3.4 million of CEO transition costs.

nm	Not meaningful.
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

	Fourth Quarter Fiscal 2018		Fourth Quarter Fiscal 2017
(in millions)	$	% of sales	$	% of sales
North America segment	$305.9	14.9%	$369.7	18.2%
International segment	35.0	15.0%	42.6	18.7%
Other	(17.4)	nm	(13.1)	nm
Operating income	$323.5	14.1%	$399.2	17.6%

nm	Not meaningful.
Interest Expense, Net
In Fiscal 2018, net interest expense was $52.7 million compared to $49.4 million in Fiscal 2017. The weighted average interest rate for the Company’s debt outstanding was 3.2% compared to 2.8% in the prior year. The increase in expense relates to additional interest incurred under the unsecured term loan entered into by Signet to finance the R2Net acquisition transaction (the “bridge loan”), partially offset by a reduction in interest related to the settlement of the Company’s asset-backed securitization facility, which was terminated in the third quarter of Fiscal 2018. See Item 8 for additional information related to the loans and long-term debt (Note 22).
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
We anticipate that the effective tax rate in 2019 and in future years will be favorably impacted by the lower federal statutory corporate tax rate of 21.0 percent offset by limitations of certain deductions and the base broadening changes. See Note 12 of Item 8 for additional information regarding the Company’s income taxes and the impact of the TCJ Act.
Net Income
Net income for Fiscal 2018 was down 4.4% to $519.3 million or 8.3% of sales compared to $543.2 million or 8.5% of sales in Fiscal 2017.
For the fourth quarter, net income was up 18.1% to $351.3 million or 15.3% of sales compared to $297.5 million or 13.1% of sales in the prior year fourth quarter.
Earnings per Share
For Fiscal 2018, diluted EPS were $7.44 compared to $7.08 in Fiscal 2017, an increase of 5.1%. Earnings per share in Fiscal 2018 includes $0.93 related to the impact of revaluation on deferred taxes under the TCJ Act. The weighted average diluted number of common shares outstanding was 69.8 million compared to 76.7 million in Fiscal 2017. Signet repurchased 8.1 million shares in Fiscal 2018 compared to 11.2 million shares in Fiscal 2017.
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
The Company issued preferred shares on October 5, 2016, which include a cumulative dividend right and may be converted into common shares. The Company’s computation of diluted earnings per share includes the effect of potential common shares for outstanding awards issued under the Company’s share-based compensation plans and preferred shares upon conversion, if dilutive. In computing diluted EPS, the Company also adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the preferred shares. For the fourth quarter and year to date periods, the preferred shares were more dilutive if conversion was assumed. See Item 8 for additional information related to the preferred shares (Note 8) or the calculation of earnings per share (Note 10).
Dividends per Common Share
In Fiscal 2018, total dividends of $1.24 were declared by the Board of Directors compared to $1.04 in Fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES
Summary Cash Flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net cash provided by operating activities	$697.7	$1,940.5	$678.3
Net cash used in investing activities	(119.0)	(569.4)	(278.4)
Net cash used in financing activities	(602.7)	(1,253.6)	(438.2)
Increase (decrease) in cash and cash equivalents	(24.0)	117.5	(38.3)

Cash and cash equivalents at beginning of period	225.1	98.7	137.7
Increase (decrease) in cash and cash equivalents	(24.0)	117.5	(38.3)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	8.9	(0.7)
Cash and cash equivalents at end of period	$195.4	$225.1	$98.7

Free cash flow(1)	$564.2	$1,703.1	$400.3

(1)	Non-GAAP measure. See Item 6 for additional information.
OVERVIEW
Operating activities provide the primary source of cash and are influenced by a number of factors, such as:

•	net income;

•	changes in the level of inventory as a result of sales and new store growth;

•	changes to accrued expenses including variable compensation; and

•	deferred revenue, reflective of the performance of extended service plan sales.
Other sources of cash include borrowings and issuance of common and preferred shares for cash.
Net Cash Provided By Operating Activities
Signet derives most of its operating cash from net income through the sale of jewelry and extended service plans. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by third-party credit or debit card. Partially offsetting cash receipts via sales are payments of operating expenses. Signet’s largest operating expenses are cost of inventory, store occupancy costs, and payroll and payroll-related benefits.
Working Capital
Accounts receivable
Prior to the outsourcing of credit, changes to accounts receivable were driven by the North America segment’s in-house credit program. If a customer elected financing provided by the legacy Sterling Jewelers division, the cash was received over time based on terms of the agreement. In October 2017, Signet, through its subsidiary Sterling Jewelers Inc., completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity. In addition, during June 2018, the Company completed the sale of all eligible non-prime in-house accounts receivable to Carval and the appointed minority party, Castlelake.
For a five-year term ending in 2023, Signet will remain the issuer of non-prime credit with investment funds managed by CarVal and Castlelake (collectively, the “Investors”) purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Signet will hold the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counter-party in accordance with the agreements. Servicing of the non-prime receivables, including operational interfaces and customer servicing, will continue to be provided by Genesis for the Investors.

Inventory
The change in inventory is primarily driven by the sales performance of the existing stores, the net change in store space and the seasonal pattern of sales. Other factors which drive changes to inventory include changes in new product launches, sourcing practices, commodity costs, foreign exchange and merchandise mix. To further enhance product selection, test new jewelry designs and working capital levels, Signet enters into consignment arrangements for merchandise. The majority of inventory held on consignment is in the US, which at February 2, 2019 amounted to $726.8 million as compared to $606.4 million at February 3, 2018. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant supplier without financial or commercial penalties. When Signet sells consignment inventory, it becomes liable to the supplier for the cost of the item. The sale of any such inventory is accounted for on a gross basis (see principal accounting policies, Item 8).
Accounts payable
Changes to accounts payable are primarily driven by the timing and amount of merchandise purchased, the mix of merchandise purchased and the relevant payment terms. Signet typically pays for merchandise within 30 days of receipt. Due to the nature of specialty retail jewelry, it is usual for inventory to turnover on average once approximately every 12 months.
Deferred revenue
Signet’s working capital is also impacted by movements in deferred revenue associated with the sales of extended service plans sold in the North America segment. Movements in deferred revenue reflect the level of segment sales and the attachment rate of service plan sales. Therefore if sales increase, working capital would be expected to increase. Similarly, a decrease in sales would be expected to result in a reduction in working capital.
Payroll and benefits
Signet’s largest class of operating expense relates to store and central payroll and benefits. These are typically paid on a weekly, biweekly or monthly basis, with annual bonus payments also being made. Operating lease payments in respect of stores occupied are normally paid on a monthly basis by the North America segment and on a quarterly basis by the International segment. Payment for advertising on television, radio or in print is usually made between 30 and 60 days after the advertisement appears. Other expenses, none of which are material, have various payment terms.
Signet’s working capital requirements fluctuate during the year as a result of the seasonal nature of sales. The working capital needs of the business normally decline from January to August, as inventory decreases from seasonal peaks. As inventory is purchased for the fourth quarter, there is a working capital outflow which reaches its highest levels in mid- to late-November. The peak level of working capital is approximately $300 million above the typical January to August level, and can be accentuated by new store openings. The working capital position then reverses over the balance of the Holiday Season and fourth quarter.
Investment in new space requires significant investment in working capital, as well as fixed capital investment, due to the inventory turn. Of the total investment required to open a new store in the US, between 50% and 60% is typically accounted for by working capital. New stores are usually opened in the third quarter or early in the fourth quarter of a fiscal year. A reduction in the number of store openings results in the difference between the level of funding required in the first half of a fiscal year and the peak level being lower, while an increase in the number of store openings would have the opposite impact.
Fiscal 2019 Cash Flow Results
In Fiscal 2019, net cash provided by operating activities was $697.7 million as compared to $1.94 billion in Fiscal 2018, a decrease of $1.24 billion.

•	Net loss was $657.4 million compared to net income of $519.3 million, a decrease of $1,176.7 million.

•	Non-cash goodwill and intangible impairment charges of $735.4 million were recorded related to interim impairment assessments performed during Fiscal 2019.

•	Non-cash restructuring charges of $84.9 million related to the Plan primarily related to inventory charges and impairment of information technology assets.

•
Cash provided by accounts receivable was $491.2 million, including $445.5 million from the sale of eligible non-prime in-house finance receivables and $27.6 million related to the in-house finance receivable portfolio subsequent to the reclassification to held for sale. This compares to $1.19 billion, including $952.5 million from the sale of the prime portion of the in-house receivable portfolio and $242.1 million generated by receivables held for investment including in-house finance receivables prior to reclassification to held for sale. The changes in accounts receivable are primarily driven by the North America in-house credit program.

During Fiscal 2019, the payment plans participation rate in the North America segment, excluding James Allen, was 51.7% compared to 52.3% in the prior year comparable period. The decline in participation rate was driven primarily by a continued trend of lower credit applications. The Company completed its transition to an outsourced credit structure during the second quarter of Fiscal 2019. See Note 4 of Item 8 for additional information regarding the credit transactions.

	Fiscal 2019(3)	Fiscal 2018(2)	Fiscal 2017
Total North America sales (excluding James Allen)(1) (millions)	$5,418.0	$5,527.1	$5,743.2
Credit and lease purchase sales (millions)	$2,799.5	$2,889.0	$3,142.0
Credit and lease purchase sales as % of total North America sales(1)	51.7%	52.3%	54.7%

(1)
Excludes James Allen sales totaling $223.7 million and $88.1 million during Fiscal 2019 and Fiscal 2018, respectively, as in-house credit was not available to James Allen customers during the period. Additionally, see Note 5 of Item 8 for additional information regarding the acquisition of R2Net in September 2017.

(2)	In third quarter of Fiscal 2018, the Company completed the sale of the prime-only credit quality portion of its in-house finance receivable portfolio.

(3)	In second quarter of Fiscal 2019, completed the sale of the non-prime in-house accounts receivable, thereby completing its credit outsourcing initiative.

•
Cash used for inventory and inventory-related items was $194.3 million compared to cash provided of $210.9 million in Fiscal 2018. The change in inventory cash flows is attributed to the change in total inventory on-hand to $2.39 billion in Fiscal 2019 compared to $2.28 billion in Fiscal 2018, reflecting our strategy to exit low-priced owned branded beads and increase investments in bridal and certain fashion collections. In addition, other factors impacting inventory include non-cash inventory charges related to the Plan and foreign exchange.

•	Cash used for accounts payable was $78.5 million compared to $51.4 million in Fiscal 2018 primarily due to timing of payments and inventory purchases.

•
The increase in accrued expenses and other liabilities was $55.9 million compared to an increase of $3.9 million in Fiscal 2018 primarily due to increased payroll-related accrued expenses including incentive compensation and advertising.

•
The increase in income taxes payable was $10.9 million compared a decrease of $82.4 million in Fiscal 2018, primarily attributable to lower pre-tax earnings in the current year as well as the favorable impact of the Tax Cuts and Jobs Act in the United States.

Net Cash Used in Investing Activities
Net cash used in investing activities primarily reflects the purchases of property, plant and equipment related to the:

•	new store openings;

•	investment in existing stores, reflecting the level of investment in sales-enhancing technology, and the number of store remodels and relocations carried out; and

•	investments in IT modernization and digital ecosystem.
When evaluating new store investment, management uses an investment hurdle rate of a 20% internal rate of return on a pre-tax basis over a five year period, assuming the release of working capital at the end of the five years. Capital expenditure accounts for about 45% of the investment in a new store in the North America segment. The balance is accounted for by investment in inventory and the funding of customer financing. Signet typically carries out a remodel of its stores every 10 years but does have some discretion as to the timing of such expenditure. A remodel is evaluated using the same investment procedures as for a new store. Minor store refurbishments are typically carried out every five years. In addition to store remodels, Signet carries out minor store refurbishments where stores are profitable but do not satisfy the investment hurdle rate required for a full remodel; this is usually associated with a short term lease renewal. Where possible, the investment appraisal approach is also used to evaluate other investment opportunities.
In Fiscal 2019, net cash used in investing activities was $119.0 million, compared to $569.4 million in Fiscal 2018 and $278.4 million in Fiscal 2017. The overall decrease in capital additions was primarily due to the acquisition of R2Net, as discussed in Note 5 of Item 8, in Fiscal 2018. Excluding the acquisition of R2Net in Fiscal 2018, cash used in each period was primarily for capital additions associated with remodels of existing stores, as well as capital investments in IT. See table below for additional information regarding capital additions.

	Fiscal 2019	Fiscal 2018	Fiscal 2017
(in millions)
Capital additions in North America segment	$123.9	$219.7	$252.2
Capital additions in International segment	9.6	17.6	25.7
Capital additions in Other	—	0.1	0.1
Total purchases of property, plant and equipment	$133.5	$237.4	$278.0

Ratio of capital additions to depreciation and amortization in North America segment	74.7%	119.7%	151.6%
Ratio of capital additions to depreciation and amortization in International segment	54.9%	92.1%	119.0%
Ratio of capital additions to depreciation and amortization for Signet	72.7%	116.7%	147.2%
Free Cash Flow
Free cash flow (non-GAAP measure, see Item 6) is defined as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow in Fiscal 2019 was $564.2 million compared to $1.70 billion and $400.3 million in Fiscal 2018 and Fiscal 2017, respectively. Free cash flow in Fiscal 2018 included $952.5 million in proceeds received from the sale of prime receivables. In Fiscal 2019, $445.5 million in proceeds were received from the sale of non-prime receivables. Excluding these proceeds, the decrease in free cash flow over Fiscal 2018 was primarily due to lower net income and higher inventory levels due primarily to investment in new merchandise (see Note 4 of item 8 and ‘Working Capital’ section above).
Net Cash Used in Financing Activities
The major items within financing activities are discussed below:
Proceeds from issuance of equity shares
On October 5, 2016, the Company issued 625,000 preferred shares to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The preferred shares rank senior to the Company’s common shares, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears, commencing on February 15, 2017. See Note 8 of Item 8 for additional information related to preferred shareholder rights.
Dividends
Dividends on common shares

	Fiscal 2019			Fiscal 2018			Fiscal 2017
(in millions, except per share amounts)	Cash dividend per share	Total dividends		Cash dividend per share	Total dividends		Cash dividend per share	Total dividends
First quarter	$0.37	$21.8		$0.31	$21.3		$0.26	$20.4
Second quarter	0.37	19.2		0.31	18.7		0.26	19.7
Third quarter	0.37	19.2		0.31	18.7		0.26	18.1
Fourth quarter	0.37	19.2	(1)	0.31	18.8	(1)	0.26	17.7
Total	$1.48	$79.4		$1.24	$77.5		$1.04	$75.9

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 2, 2019 and February 3, 2018, $19.2 million and $18.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2019 and Fiscal 2018, respectively.

In addition, on February 28, 2019, Signet’s Board of Directors declared a quarterly dividend of $0.37 per share on its common shares. This dividend will be payable on May 31, 2019 to shareholders of record on May 3, 2019, with an ex-dividend date of May 2, 2019.

Dividends on preferred shares

	Fiscal 2019	Fiscal 2018
(in millions)	Total cash dividends	Total cash dividends
First quarter	$7.8	$7.8
Second quarter	7.8	7.8
Third quarter	7.8	7.8
Fourth quarter(1)	7.8	7.8
Total	$31.2	$31.2

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 2, 2019 and February 3, 2018, $7.8 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the fourth quarter of Fiscal 2019 and Fiscal 2018, respectively.

There were no cumulative undeclared dividends on the preferred shares as of February 2, 2019. In addition, deemed dividends of $1.7 million and $1.7 million related to accretion of issuance costs associated with the preferred shares were recognized in Fiscal 2019 and Fiscal 2018, respectively.
Restrictions on dividend payments
Signet has a senior unsecured multi-currency, multi-year revolving credit facility agreement (the “Credit Facility”) which provides the Company with a $700.0 million revolving credit facility and a $357.5 million term loan facility. This credit facility agreement permits the making of dividend payments and stock repurchases so long as the Parent Company (i) is not in default under the agreement, or (ii) if in default at the time of making such dividend repayment or stock repurchase, has no loans outstanding under the agreement or more than $10.0 million in letters of credit issued under the agreement.
Under Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.
Share repurchases
The Company’s share repurchase activity was as follows:

		Fiscal 2019			Fiscal 2018			Fiscal 2017
(in millions, expect per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	7.5	$434.4	$57.64	n/a	n/a	n/a	n/a	n/a	n/a
2016 Program(2)	$1,375.0	1.3	$50.6	$39.76	8.1	460.0	$56.91	10.0	$864.4	$86.40
2013 Program(3)	$350.0	n/a	n/a	n/a	n/a	n/a	n/a	1.2	$135.6	$111.26
Total		8.8	$485.0	$55.06	8.1	$460.0	$56.91	11.2	$1,000.0	$89.10

(1)	The 2017 Program had $165.6 million remaining as of February 2, 2019.

(2)	The 2016 Program was completed in March 2018.

(3)	The 2013 Program was completed in May 2016.

n/a	Not applicable.
In June 2017, the Board of Directors authorized a new program to repurchase $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice.
In February 2016, the Board authorized the repurchase of Signet’s common shares up to $750.0 million (the “2016 Program”). In August 2016, the Board increased its authorized share repurchase program by $625.0 million, bringing the total authorization for the 2016 Program to $1.38 billion. The 2016 Program was completed in March 2018.
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

Movement in Cash and Indebtedness
Cash and cash equivalents at February 2, 2019 were $195.4 million compared to $225.1 million as of February 3, 2018. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At February 2, 2019, Signet had $734.0 million of outstanding debt, comprised of $399.0 million of senior unsecured notes, a $294.9 million term loan facility, and bank overdrafts totaling $40.1 million. The term loan requires the Company to make scheduled quarterly principal payments over the five-year term. During Fiscal 2019, $31.3 million in principal payments were made.
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
The Company’s Credit Facility contains a $700.0 million senior unsecured multi-currency multi-year revolving credit facility and a $357.5 million senior unsecured term loan facility. The maturity date for the Credit Facility, including both individual facilities disclosed above, is July 2021.
The Company had stand-by letters of credit on the revolving credit facility of $14.6 million and $15.7 million as of February 2, 2019 and February 3, 2018, respectively, that reduce remaining availability under the revolving credit facility.
Net debt (non-GAAP measure, see Item 6) was $533.0 million as of February 2, 2019 compared to net debt of $507.1 million as of February 3, 2018.
Capital availability
Signet’s level of borrowings and cash balances fluctuates during the year reflecting the seasonality of its cash flow requirements and business performance. Management believes that cash balances and the committed borrowing facilities (including the Credit Facility described more fully in Note 22 of Item 8) currently available to the business are sufficient for both its present and near term requirements. The following table provides a summary of these items as of February 2, 2019, February 3, 2018 and January 28, 2017:

(in millions)	February 2, 2019	February 3, 2018	January 28, 2017
Working capital	$1,822.8	$2,408.9	$3,438.9
Capitalization:
Long-term debt	649.6	688.2	1,317.9
Series A redeemable convertible preferred shares	615.3	613.6	611.9
Shareholder’s equity	1,201.6	2,499.8	2,490.2
Total capitalization	$2,466.5	$3,801.6	$4,420.0
Additional amounts available under credit agreements	$685.4	$684.3	$628.7
In addition to cash generated from operating activities, during Fiscal 2019, Fiscal 2018 and Fiscal 2017, Signet also had funds available from the credit facilities described above.
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
Credit Rating
The following table provides Signet’s credit ratings as of February 2, 2019:

Rating Agency	Corporate	Senior Unsecured Notes
Standard & Poor’s	BB	BB
Moody’s	Ba1	Ba1
Fitch	BB-	BB-

OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
Signet held $726.8 million of consignment inventory which is not recorded on the balance sheet at February 2, 2019, as compared to $606.4 million at February 3, 2018. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.
Contingent property liabilities
At February 2, 2019, approximately 18 property leases had been assigned by Signet to third parties (and remained unexpired and occupied by assignees at that date) and approximately 5 additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.
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
Contractual obligations as of February 2, 2019

(in millions)	Less than one year	Between one and three years	Between three and five years	More than five years	Total
Long-term debt obligations - Principal(1)	$40.2	$254.7	$—	$400.0	$694.9
Long-term debt obligations - Interest(2)	30.9	51.7	37.6	7.0	127.2
Operating lease obligations(3)	450.4	769.5	559.4	755.2	2,534.5
Capital commitments	52.5	—	—	—	52.5
Pensions	5.4	8.8	2.1	—	16.3
Commitment fee payments	2.0	3.0	—	—	5.0
Deferred compensation plan	0.9	8.7	6.9	17.9	34.4
Current income tax	27.7	—	—	—	27.7
Other long-term liabilities(4)	—	—	—	4.7	4.7
Total	$610.0	$1,096.4	$606.0	$1,184.8	$3,497.2

(1)	Includes principal payments on all long-term debt obligations.

(2)
Includes future interest payments on all long-term debt obligations, inclusive of both fixed- and variable-rate debt. Projected interest costs on variable rate debt were calculated using rates in effect at February 2, 2019. Amounts exclude the amortization of debt discounts, the amortization of loan fees and fees for lines of credit that would be included in interest expense in the consolidated income statements.

(3)
Operating lease obligations relate to minimum payments due under store lease arrangements. Most store operating leases require payment of real estate taxes, insurance and common area maintenance fees. Real estate taxes, insurance and common area maintenance fees were approximately 30% of base rentals for Fiscal 2019. These are not included in the table above. Some operating leases also require additional payments based on a percentage of sales.

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

Revenue recognition for extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred over the life of the warranty agreement.
The North America segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated pattern of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. The deferral period for lifetime warranty sales in each banner is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. The deferral period and recognition rates of deferred revenue related to lifetime warranty sales is determined based on multi-year patterns of claims costs; therefore, a shift in historical experience of claims cost and frequency over several periods would be required to alter the revenue recognition pattern materially. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized. Based on an evaluation of historical claims data, management currently estimates that substantially all claims will be incurred within 17 years of the sale of the warranty contract. Although claims experience varies between our national banners, thereby resulting in different recognition rates, approximately 55% of revenue is recognized within the first two years on a weighted average basis (February 3, 2018: 58%).
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
Goodwill and intangibles
Goodwill is evaluated for impairment annually and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any. The impairment test involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies.
Goodwill allocated to reporting units in the North America segment are reviewed for impairment annually and may be reviewed more frequently if certain events occur or circumstances change. Due to a sustained decline in the Company’s market capitalization during Fiscal 2019, the Company determined triggering events had occurred that required interim impairment assessments for all of its reporting units. As a result of the interim impairment assessments, the Company recognized pre-tax goodwill impairment charges totaling $521.2 million during Fiscal 2019. If future economic conditions are different than those projected by management, future impairment charges may be required. Goodwill totaled $296.6 million as of February 2, 2019 and $821.7 million as of February 3, 2018.
Intangible assets with indefinite lives are reviewed for impairment annually and may be reviewed more frequently if certain events occur or circumstances change. The Company first performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any. In conjunction with the interim goodwill impairment tests, the Company reviewed its indefinite-lived intangible assets for potential impairment by calculating the fair values of the assets using the relief from royalty method and comparing the fair value to their respective carrying amounts. The fair values were estimated using an income-based approach based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuations include assumptions related to sales trends, discount rates, royalty rates and other assumptions that are judgmental in nature. If future economic conditions are different than those projected by management, future impairment charges may be required.
As a result of the interim impairment assessments, the Company recognized pre-tax intangible impairment charges totaling $214.2 million during Fiscal 2019. If future economic conditions are different than those projected by management, future impairment charges may be required. Intangible assets with indefinite lives totaled $261.8 million as of February 2, 2019 and $478.4 million as of February 3, 2018.

Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The Company recorded a valuation allowance of $38.9 million and $37.0 million, as of February 2, 2019 and February 3, 2018, respectively, due to uncertainties related to the Company’s ability to utilize some of the deferred tax assets, primarily consisting of net operating losses, foreign tax credits and capital losses carried forward.
The annual effective tax rate is based on annual income, statutory tax rates and tax planning strategies available in the various jurisdictions in which the Company operates. The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company records a reserve for uncertain tax positions, including interest and penalties. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. See Note 12 in Item 8 for additional information regarding deferred tax assets and unrecognized tax benefits.
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
As certain of the International segment’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet also hedges a significant portion of forecasted merchandise purchases using commodity forward purchase contracts, options and net zero premium collar arrangements. Additionally, the North America segment occasionally enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with purchases for our Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counterparties.
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
Signet’s exposure to market risk is managed by Signet’s Treasury Committee. Where deemed necessary to achieve the objective of reducing market risk volatility on Signet’s operating results, certain derivative instruments are entered into after review and approval by the Treasury Committee. Signet uses derivative financial instruments for risk management purposes only.
A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists of an interest rate swap, forward foreign currency exchange contracts and commodity forward purchase contracts, options and net zero premium collar arrangements. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to interest rates, foreign exchange rates and commodity prices is detailed in Note 19 of Item 8.

Foreign Currency Exchange Rate Risk
Approximately 90% of Signet’s total assets were held in entities whose functional currency is the US dollar at February 2, 2019 and generated approximately 87% of its sales and 94% of its operating income in US dollars in Fiscal 2019. All remaining assets, sales and operating income are in British pounds and Canadian dollars.
In translating the results of the International segment and the Canadian subsidiary of the North America segment, Signet’s results are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Any depreciation in the weighted average value of the US dollar against the British pound or Canadian dollar could increase reported revenues and operating profit and any appreciation in the weighted average value of the US dollar against the British pound or Canadian dollar could decrease reported revenues and operating profit.
The International segment buys certain products and materials on international markets that are priced in US dollars, and therefore has an exposure to exchange rates on the cost of goods sold. Signet uses certain derivative financial instruments to hedge a portion of this exposure within treasury guidelines approved by the Board.
Signet holds a fluctuating amount of British pounds reflecting the cash generating characteristics of the International segment. Signet’s objective is to minimize net foreign exchange exposure to the income statement on British pound denominated items through managing this level of cash, British pound denominated intercompany balances and US dollar to British pound swaps. In order to manage the foreign exchange exposure and minimize the level of British pound cash held by Signet, the British pound denominated subsidiaries pay dividends regularly to their immediate holding companies and excess British pounds are sold in exchange for US dollars.
Commodity Price Risk
Signet’s results are subject to fluctuations in the cost of diamonds, gold and certain other precious metals which are key raw material components of the products sold by Signet.
It is Signet’s policy to minimize the impact of precious metal commodity price volatility on operating results through the use of commodity forward purchase contracts, or by entering into either purchase options or net zero premium collar arrangements, within treasury guidelines approved by the Board.
Interest Rate Risk
Signet’s interest income or expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding. As of February 2, 2019, a hypothetical 100 basis point increase in interest rates would result in additional annual interest expense of approximately $0.7 million, including the effect of the interest rate swap designated as a cash flow hedge.
Sensitivity Analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.
Fair value changes arising from:

(in millions)	Fair Value February 2, 2019	10 basis point decrease in interest rates	10% depreciation of $ against £	10% depreciation of $ against C$	10% depreciation of gold prices	Fair Value February 3, 2018
Foreign exchange contracts	$0.7	$—	$(3.2)	$(5.7)	$—	$(2.3)
Commodity contracts	5.7	—	—	—	(11.8)	(0.1)
Interest rate swap	0.6	(0.2)	—	—	—	2.2
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
The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against British pound and Canadian dollar from the levels applicable at February 2, 2019 with all other variables remaining constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Signet Jewelers Limited

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of shareholders’ equity for the 52 week period ended February 2, 2019, the 53 week period ended February 3, 2018, and the 52 week period ended January 28, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for the 52 week period ended February 2, 2019, the 53 week period ended February 3, 2018, and the 52 week period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As described in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition effective February 4, 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
Cleveland, Ohio
April 3, 2019

SIGNET JEWELERS LIMITED
CONSOLIDATED INCOME STATEMENTS

(in millions, except per share amounts)	Fiscal 2019	Fiscal 2018	Fiscal 2017	Notes
Sales	$6,247.1	$6,253.0	$6,408.4	6
Cost of sales	(4,024.1)	(4,063.0)	(4,047.6)
Restructuring charges - cost of sales	(62.2)	—	—	7
Gross margin	2,160.8	2,190.0	2,360.8
Selling, general and administrative expenses	(1,985.1)	(1,872.2)	(1,880.2)
Credit transaction, net	(167.4)	1.3	—	4
Restructuring charges	(63.7)	—	—	7
Goodwill and intangible impairments	(735.4)	—	—	17
Other operating income, net	26.2	260.8	282.6	13
Operating income (loss)	(764.6)	579.9	763.2	6
Interest expense, net	(39.7)	(52.7)	(49.4)
Other non-operating income	1.7	—	—
Income (loss) before income taxes	(802.6)	527.2	713.8
Income taxes	145.2	(7.9)	(170.6)	12
Net income (loss)	(657.4)	519.3	543.2
Dividends on redeemable convertible preferred shares	(32.9)	(32.9)	(11.9)	9
Net income (loss) attributable to common shareholders	$(690.3)	$486.4	$531.3

Earnings (loss) per common share:
Basic	$(12.62)	$7.72	$7.13	10
Diluted	$(12.62)	$7.44	$7.08	10
Weighted average common shares outstanding:
Basic	54.7	63.0	74.5	10
Diluted	54.7	69.8	76.7	10

Dividends declared per common share	$1.48	$1.24	$1.04	9
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2019			Fiscal 2018			Fiscal 2017
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$(657.4)			$519.3			$543.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(35.9)	—	(35.9)	50.9	—	50.9	(25.6)	—	(25.6)
Available-for-sale securities:
Unrealized gain (loss) (1)	0.6	(0.2)	0.4	0.5	(0.2)	0.3	—	—	—
Impact from adoption of new accounting pronouncements (2)	(1.1)	0.3	(0.8)	—	—	—	—	—	—
Cash flow hedges:
Unrealized gain (loss)	6.2	(1.4)	4.8	3.4	(1.6)	1.8	8.8	(1.9)	6.9
Reclassification adjustment for losses to net income	(2.1)	0.6	(1.5)	(4.6)	1.1	(3.5)	(0.7)	0.1	(0.6)
Pension plan:
Actuarial gain (loss)	(4.1)	0.7	(3.4)	—	—	—	(16.9)	3.3	(13.6)
Reclassification adjustment to net income for amortization of actuarial losses	0.9	(0.2)	0.7	2.8	(0.6)	2.2	1.5	(0.3)	1.2
Prior service costs	(8.1)	1.6	(6.5)	(0.6)	0.1	(0.5)	(0.5)	0.1	(0.4)
Reclassification adjustment to net income for amortization of net prior service credits	—	—	—	(1.4)	0.3	(1.1)	(1.9)	0.4	(1.5)
Net curtailment gain and settlement loss	—	—	—	(3.7)	0.7	(3.0)	—	—	—
Total other comprehensive (loss) income	$(43.6)	$1.4	$(42.2)	$47.3	$(0.2)	$47.1	$(35.3)	$1.7	$(33.6)
Total comprehensive income			$(699.6)			$566.4			$509.6

(1)
During Fiscal 2019, amounts represent unrealized gains related to the Company’s available-for-sale debt securities. During Fiscal 2018, amounts represent unrealized gains related to the Company’s available-for-sale debt and equity securities.

(2)
Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity securities as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-01.

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amount)	February 2, 2019	February 3, 2018	Notes
Assets			2
Current assets:
Cash and cash equivalents	$195.4	$225.1	1
Accounts receivable, held for sale	4.2	—
Accounts receivable, net	19.5	692.5	14
Other receivables	72.5	87.2
Other current assets	171.5	158.2
Income taxes	5.8	2.6
Inventories	2,386.9	2,280.5	15
Total current assets	2,855.8	3,446.1
Non-current assets:
Property, plant and equipment, net	800.5	877.9	16
Goodwill	296.6	821.7	17
Intangible assets, net	265.0	481.5	17
Other assets	150.6	171.2
Deferred tax assets	21.0	1.4	12
Retirement benefit asset	30.6	39.8	21
Total assets	$4,420.1	$5,839.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$78.8	$44.0	22
Accounts payable	153.7	237.0
Accrued expenses and other current liabilities	502.8	448.0	23
Deferred revenue	270.0	288.6	3
Income taxes	27.7	19.6
Total current liabilities	1,033.0	1,037.2
Non-current liabilities:
Long-term debt	649.6	688.2	22
Other liabilities	224.1	239.6	24
Deferred revenue	696.5	668.9	3
Deferred tax liabilities	—	92.3	12
Total liabilities	2,603.2	2,726.2
Commitments and contingencies			26
Series A redeemable convertible preferred shares of $0.01 par value: 500 shares authorized, 0.625 shares outstanding	615.3	613.6	8
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 51.9 shares outstanding (2018: 60.5 outstanding)	12.6	15.7	9
Additional paid-in capital	236.5	290.2
Other reserves	0.4	0.4
Treasury shares at cost: 18.1 shares (2018: 26.7 shares)	(1,027.3)	(1,942.1)	9
Retained earnings	2,282.2	4,396.2	9
Accumulated other comprehensive loss	(302.8)	(260.6)	11
Total shareholders’ equity	1,201.6	2,499.8
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$4,420.1	$5,839.6
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Cash flows from operating activities:
Net income (loss)	$(657.4)	$519.3	$543.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183.6	203.4	188.8
Amortization of unfavorable leases and contracts	(7.9)	(13.0)	(19.7)
Pension benefit	(0.8)	(3.5)	(1.6)
Share-based compensation	16.5	16.1	8.0
Deferred taxation	(105.6)	(33.4)	27.7
Excess tax benefit from exercise of share awards	—	—	(2.4)
Amortization of debt discount and issuance costs	2.0	3.7	2.8
Credit transaction, net	160.4	(30.9)	—
Goodwill and intangible impairments	735.4	—	—
Restructuring charges	84.9	—	—
Other non-cash movements	(4.6)	2.4	0.4
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	18.1	242.1	(102.7)
Decrease in accounts receivable held for sale	27.6	—	—
Proceeds from sale of in-house finance receivables	445.5	952.5	—
Decrease (increase) in other assets and other receivables	0.7	(6.0)	(6.9)
Decrease (increase) in inventories	(194.3)	210.9	(9.7)
Decrease in accounts payable	(78.5)	(51.4)	(7.0)
Increase (decrease) in accrued expenses and other liabilities	55.9	3.9	(21.8)
Increase in deferred revenue	9.7	10.0	43.6
Increase (decrease) in income taxes payable	10.9	(82.4)	38.9
Pension plan contributions	(4.4)	(3.2)	(3.3)
Net cash provided by operating activities	697.7	1,940.5	678.3
Investing activities
Purchase of property, plant and equipment	(133.5)	(237.4)	(278.0)
Proceeds from sale of assets	5.5	—	—
Purchase of available-for-sale securities	(0.6)	(2.4)	(10.4)
Proceeds from sale of available-for-sale securities	9.6	2.2	10.0
Acquisition of R2Net Inc., net of cash acquired	—	(331.8)	—
Net cash used in investing activities	(119.0)	(569.4)	(278.4)
Financing activities
Dividends paid on common shares	(79.0)	(76.5)	(75.6)
Dividends paid on redeemable convertible preferred shares	(31.2)	(34.7)	—
Repurchase of common shares	(485.0)	(460.0)	(1,000.0)
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	—	—	611.3
Proceeds from term and bridge loans	—	350.0	—
Repayments of term and bridge loans	(31.3)	(372.3)	(16.4)
Proceeds from securitization facility	—	1,745.9	2,404.1
Repayments of securitization facility	—	(2,345.9)	(2,404.1)
Proceeds from revolving credit facility	787.0	814.0	1,270.0
Repayments of revolving credit facility	(787.0)	(870.0)	(1,214.0)
Repayments of bank overdrafts	25.9	(0.1)	(10.2)
Other financing activities	(2.1)	(4.0)	(3.3)
Net cash used in financing activities	(602.7)	(1,253.6)	(438.2)
Cash and cash equivalents at beginning of period	225.1	98.7	137.7
Increase (decrease) in cash and cash equivalents	(24.0)	117.5	(38.3)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	8.9	(0.7)
Cash and cash equivalents at end of period	$195.4	$225.1	$98.7

Non-cash investing activities:
Capital expenditures in accounts payable	$5.6	$7.0	$9.2
Supplemental cash flow information:
Interest paid	$39.1	$50.2	$47.1
Income taxes paid	$44.8	$122.3	$104.0
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at January 30, 2016	$15.7	$279.9	$0.4	$(495.8)	$3,534.6	$(274.1)	$3,060.7
Net income (loss)	—	—	—	—	543.2	—	543.2
Other comprehensive loss	—	—	—	—	—	(33.6)	(33.6)
Dividends on common shares	—	—	—	—	(75.9)	—	(75.9)
Dividends on redeemable convertible preferred shares	—	—	—	—	(11.9)	—	(11.9)
Repurchase of common shares	—	—	—	(1,000.0)	—	—	(1,000.0)
Net settlement of equity based awards	—	(7.2)	—	(1.1)	5.9	—	(2.4)
Share options exercised	—	—	—	2.1	—	—	2.1
Share-based compensation expense	—	8.0	—	—	—	—	8.0
Balance at January 28, 2017	15.7	280.7	0.4	(1,494.8)	3,995.9	(307.7)	2,490.2
Net income (loss)	—	—	—	—	519.3	—	519.3
Other comprehensive income	—	—	—	—	—	47.1	47.1
Dividends on common shares	—	—	—	—	(77.5)	—	(77.5)
Dividends on redeemable convertible preferred shares	—	—	—	—	(32.9)	—	(32.9)
Repurchase of common shares	—	—	—	(460.0)	—	—	(460.0)
Net settlement of equity based awards	—	(6.5)	—	12.3	(8.6)	—	(2.8)
Share options exercised	—	(0.1)	—	0.4	—	—	0.3
Share-based compensation expense	—	16.1	—	—	—	—	16.1
Balance at February 3, 2018	15.7	290.2	0.4	(1,942.1)	4,396.2	(260.6)	2,499.8
Impact from adoption of new accounting pronouncements (1)	—	—	—	—	(15.7)	(0.8)	(16.5)
Net income (loss)	—	—	—	—	(657.4)	—	(657.4)
Other comprehensive loss	—	—	—	—	—	(41.4)	(41.4)
Dividends on common shares	—	—	—	—	(79.4)	—	(79.4)
Dividends on redeemable convertible preferred shares	—	—	—	—	(32.9)	—	(32.9)
Repurchase of common shares	—	—	—	(485.0)	—	—	(485.0)
Treasury share retirements	(3.1)	(58.4)	—	1,391.0	(1,329.5)	—	—
Net settlement of equity based awards	—	(11.8)	—	8.8	0.9	—	(2.1)
Share-based compensation expense	—	16.5	—	—	—	—	16.5
Balance at February 2, 2019	$12.6	$236.5	$0.4	$(1,027.3)	$2,282.2	$(302.8)	$1,201.6

(1)
Adjustments reflect reclassifications to retained earnings related to 1) deferred costs associated with the sale of extended service plans due to the adoption of ASU 2014-09 and 2) unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI associated with the adoption of ASU 2016-01. See Note 2 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and summary of significant accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. During the first quarter of Fiscal 2019, the Company realigned its organizational structure. The new structure is expected to allow for further integration of operational and product development processes and support growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the 13 weeks ended May 5, 2018, the Company identified three reportable segments as follows: North America, which consists of the legacy Sterling Jewelers and Zale division; International, which consists of the legacy UK Jewelry division; and Other. The “Other” reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 6 for additional discussion of the Company’s segments.
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
Signet’s sales are seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales, with December being by far the highest volume month of the year. The “Holiday Season” consists of results for the months of November and December. As a result of our transformation initiatives, we anticipate our operating profit will be almost entirely generated in the fourth quarter.
The Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. There are no material related party transactions. The following accounting policies have been applied consistently in the preparation of the Company’s financial statements.
(a) Basis of preparation
The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP”) and include the results for the 52 week period ended week period ended February 2, 2019 (“Fiscal 2019”), as Signet’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 53 week period ended week period ended February 3, 2018 (“Fiscal 2018”) and the 52 week period ended week period ended January 28, 2017 (“Fiscal 2017”). Intercompany transactions and balances have been eliminated in consolidation. Related to the adoption of new accounting pronouncements disclosed in Note 2 and the change in segments disclosed in Note 6, Signet has reclassified certain prior year amounts to conform to the current year presentation.
(b) Use of estimates
The preparation of these consolidated financial statements, in conformity with US GAAP and US Securities and Exchange Commission (“SEC”) regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of accounts receivable, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, indefinite-lived intangible assets, depreciation and amortization of long-lived assets as well as accounting for business combinations.
The reported results of operations are not indicative of results expected in future periods.
(c) Foreign currency translation
The financial position and operating results of certain foreign operations, including the International segment and the Canadian operations of the North America segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within the consolidated income statements, whereas translation adjustments and gains or losses related to intercompany loans of a long-term investment nature are recognized as a component of AOCI.
See Note 11 for additional discussion of the Company’s foreign currency translation.

(d) Revenue recognition
For the majority of the Company’s transactions, revenue is recognized when there is persuasive evidence of an arrangement, products have been delivered or services have been rendered, the sale price is fixed and determinable, and collectability is reasonably assured. The Company’s revenue streams and their respective accounting treatments are discussed below.
Merchandise sale and repairs
Store sales are recognized when the customer receives and pays for the merchandise at the store with cash, in-house customer finance, private label credit card programs, a third-party credit card or a lease purchase option. For online sales shipped to customers, sales are recognized at the estimated time the customer has received the merchandise. Amounts related to shipping and handling that are billed to customers are reflected in sales and the related costs are reflected in cost of sales. Revenues on the sale of merchandise are reported net of anticipated returns and sales tax collected. Returns are estimated based on previous return rates experienced. Allowance for sales returns are recorded within accrued expenses and were $16.8 million as of February 2, 2019 (February 3, 2018: $13.5 million). Any deposits received from a customer for merchandise are deferred and recognized as revenue when the customer receives the merchandise. Revenues derived from providing replacement merchandise on behalf of insurance organizations are recognized upon receipt of the merchandise by the customer. Revenues on repair of merchandise are recognized when the service is complete and the customer collects the merchandise at the store.
Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred over the life of the warranty agreement.
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
Consignment inventory sales
Sales of consignment inventory are accounted for on a gross sales basis as the Company is the primary obligor providing independent advice, guidance and after-sales service to customers. The products sold from consignment inventory are indistinguishable from other products that are sold to customers and are sold on the same terms. Supplier products are selected at the discretion of the Company. The Company is responsible for determining the selling price and physical security of the products.
See Note 3 for additional discussion of the Company’s revenue recognition.

(e) Cost of sales and selling, general and administrative expenses
Cost of sales includes merchandise costs net of discounts and allowances, freight, processing and distribution costs of moving merchandise from suppliers to distribution centers and stores inclusive of payroll, inventory shrinkage, store operating and occupancy costs, net bad debts and charges for late payments prior to credit outsourcing. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. Selling, general and administrative expenses include store staff and store administrative costs; centralized administrative expenses, including information technology and cost of in-house credit prior to the Company’s outsourcing initiatives and subsequently third-party credit costs; advertising and promotional costs and other operating expenses not specifically categorized elsewhere in the consolidated income statements.
Compensation and benefits costs included within cost of sales and selling, general and administrative expenses were as follows:

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Wages and salaries	$1,127.2	$1,140.3	$1,183.2
Payroll taxes	90.3	93.8	96.5
Employee benefit plans	17.2	13.0	19.3
Share-based compensation	16.5	16.1	8.0
Total compensation and benefits	$1,251.2	$1,263.2	$1,307.0
(f) Store opening costs
The opening costs of new locations are expensed as incurred.
(g) Advertising and promotional costs
Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogs and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $387.8 million in Fiscal 2019 (Fiscal 2018: $360.5 million; Fiscal 2017: $380.6 million).
(h) In-house customer finance programs
Prior to the second quarter of Fiscal 2019, the North America segment operated customer in-house finance programs that allowed customers to finance merchandise purchases from its stores. Finance charges were recognized in accordance with the contractual agreements. Gross interest earned was recorded as other operating income in the consolidated income statements. See Note 13 for additional discussion of the Company’s other operating income. In addition to interest-bearing accounts, a portion of credit sales were made using interest-free financing for one year or less, subject to certain conditions.
Prior to the credit transaction entered into in October 2017 (see Note 4), the accrual of interest was suspended when accounts became more than 90 days aged on a recency basis. Upon suspension of the accrual of interest, interest income was subsequently recognized to the extent cash payments are received. Accrual of interest was resumed when receivables are removed from the non-accrual status.
As a result of the credit transaction entered into in October 2017 (see Note 4), the Company revised its policy to suspend the accrual of interest when accounts became more than 120 days past due on a contractual basis to align with the processes utilized by the Company’s third party credit service provider for the Company’s remaining in-house finance receivable portfolio.
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

See Note 12 for additional discussion of the Company’s income taxes.
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
The following table summarizes the details of the Company’s cash and cash equivalents:

(in millions)	February 2, 2019	February 3, 2018
Cash and cash equivalents held in money markets and other accounts	$164.5	$182.6
Cash equivalents from third-party credit card issuers	29.1	40.5
Cash on hand	1.8	2.0
Total cash and cash equivalents	$195.4	$225.1
(k) Accounts receivable
Accounts receivable under the customer finance programs were presented net of an allowance for uncollectible amounts. This allowance represented management’s estimate of the expected losses in the accounts receivable portfolio as of the balance sheet date, and was calculated using a model that analyzed factors such as delinquency rates and recovery rates. In June 2018, the Company completed the sale of the remaining North America customer in-house finance receivables. Subsequent to the completion of the credit transaction, receivables issued by the Company but pending transfer are classified as “held for sale” and recorded at fair value in the consolidated balance sheet. See Note 20 for additional information regarding the assumptions utilized in the calculation of fair value of the finance receivables held for sale.
Prior to the credit transaction entered into in October 2017 (see Note 4), the Company calculated the allowance for uncollectible amounts as follows:

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
Subsequent to the sale of its prime portfolio and until the sale of its non-prime accounts receivable portfolio, the Company measured delinquency under the contractual basis which aligned with the processes and collection strategies utilized by the Company’s third party credit service provider for the remaining in-house finance receivable portfolio. Under this measure of delinquency, credit card accounts were considered delinquent if the minimum payment was not received by the specified due date. The aging method was based on the number of completed billing cycles during which the customer failed to make a minimum payment. Management utilized the delinquency rates identified within the portfolio when calculating the overall allowance for the portfolio.
Subsequent to the reclassification of the non-prime accounts receivable portfolio to “held for sale” in the first quarter of Fiscal 2019, the Company no longer records allowances or bad debt expense.
See Note 14 for additional discussion of the Company’s accounts receivables.

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
See Note 15 for additional discussion of the Company’s inventories.
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
See Note 16 for additional discussion of the Company’s property, plant and equipment.

(o) Goodwill and intangibles
In a business combination, the Company estimates and records the fair value of identifiable intangible assets and liabilities acquired. The fair value of these intangible assets and liabilities is estimated based on management’s assessment, including determination of appropriate valuation technique and consideration of any third party appraisals, when necessary. Significant estimates in valuing intangible assets and liabilities acquired include, but are not limited to, future expected cash flows associated with the acquired asset or liability, expected life and discount rates. The excess purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each. Goodwill is evaluated for impairment annually and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any. The impairment test involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies.
Goodwill allocated to reporting units in the North America segment are reviewed for impairment annually and may be reviewed more frequently if certain events occur or circumstances change. Due to a sustained decline in the Company’s market capitalization during Fiscal 2019, the Company determined triggering events had occurred that required interim impairment assessments for all of its reporting units. As a result of the interim impairment assessments, the Company recognized pre-tax goodwill impairment charges totaling $521.2 million during Fiscal 2019. If future economic conditions are different than those projected by management, future impairment charges may be required.
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
Intangible assets with indefinite lives are reviewed for impairment annually and may be reviewed more frequently if certain events occur or circumstances change. The Company first performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any. In conjunction with the interim goodwill impairment tests, the Company reviewed its indefinite-lived intangible assets for potential impairment by calculating the fair values of the assets using the relief from royalty method and comparing the fair value to their respective carrying amounts. As a result of the interim impairment assessment, the Company recognized pre-tax intangible impairment charges totaling $214.2 million during Fiscal 2019. If future economic conditions are different than those projected by management, future impairment charges may be required.
See Note 17 for additional discussion of the Company’s goodwill and intangibles.
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
See Note 19 for additional discussion of the Company’s derivatives and hedge activities.

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
See Note 21 for additional discussion of the Company’s employee benefits.
(r) Borrowing costs
Borrowings include interest-bearing bank loans, accounts receivable securitization program and bank overdrafts. Borrowing costs are capitalized and amortized into interest expense over the contractual term of the related loan.
See Note 22 for additional discussion of the Company’s borrowing costs.
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
As a result of the adoption, the Company identified that the new standard required the Company to adjust its presentation related to customer trade-ins, accounting for returns reserves, costs associated with selling extended service plans and treatment of the amortization of certain bonus and profit-sharing arrangements related to third-party credit card programs. After the adoption of ASU No. 2014-09, the fair value of customer trade-ins will be considered non-cash consideration when determining the transaction price, and therefore classified as revenue rather than its previous classification as a reduction to cost of goods sold. Also, the Company will record its current sales return reserve within separate refund liability and asset for recovery accounts within other current asset and liabilities, respectively. Further, the capitalization and subsequent amortization of certain costs associated with selling an extended service plan, will be discontinued and recognized as expense when incurred. The change in balance classification and change in amortization treatment of certain bonus and profit-sharing arrangements were immaterial to the Company’s consolidated financial statements. See additional disclosure within Note 3. During Fiscal 2019, an additional $111.2 million of revenue was recognized primarily for non-cash consideration from customer trade-ins and $16.5 million of previously capitalized contract acquisitions costs were reclassified to beginning retained earnings due to the adoption of ASU No. 2014-09.

In addition to the pronouncement above, the following ASUs were adopted as of February 4, 2018. The impact on the Company's consolidated financial statements is described within the table below:

Standard	Description
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, issued January 2016.
Impacts accounting for equity investments and financial liabilities under the fair value option, as well as, the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments will generally be measured at fair value, with subsequent changes in fair value recognized in net income. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial position or results of operations. See immaterial presentation changes on the consolidated balance sheet and income statements and adoption adjustment within Note 11.

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
Requires entities to present the service cost component of the net periodic pension cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Entities will present the other components of net benefit cost separately from the service cost component and outside of operating profit within the income statement. In addition, only the service cost component will be eligible for capitalization in assets. The adoption of ASU 2017-07 did not have a material impact on the Company’s financial position or results of operations. See immaterial presentation changes on the consolidated income statements.

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
Signet will adopt this guidance in the first quarter of our fiscal year ending February 1, 2020. Signet has established a cross-functional implementation team to evaluate and identify the impact of ASU No. 2016-02 on the Company’s consolidated financial position and results of operations. The Company currently anticipates using the additional transition method provided for in ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which permits the Company as of the effective date of ASU No. 2016-02 to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for the majority of our leases. Additionally, the Company intends to utilize the practical expedient relief package, as well as the short-term leases and portfolio approach practical expedients.
The Company is finalizing the evaluation of the the impacts that the adoption of ASU No. 2016-02 will have on the consolidated financial statements and currently expects approximately $1.8 billion - $2.2 billion of lease liabilities to be established and right-of-use assets approximating this to be recognized upon adoption, dependent upon the lease portfolio and discount rates used on the date of adoption. The discount rates used will reflect the interest rates that the Company estimates it would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. The Company continues to work on the following items related to the adoption of this accounting guidance: (i) implementing software to meet the new reporting requirements, (ii) identifying potential changes to its business processes and controls to support adoption of the new guidance, and (iii) finalizing the impact to the right of use asset for stores having historical impairments which would impact the effect of adoption for the right of use asset.

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

3. Revenue recognition
The following tables provide the Company’s total sales, disaggregated by major product and channel, for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

	Fiscal 2019
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,478.6	$234.0	$—	$2,712.6
Fashion	2,128.1	126.3	—	2,254.4
Watches	238.2	190.9	—	429.1
Other(1)	796.8	25.3	28.9	851.0
Total sales	$5,641.7	$576.5	$28.9	$6,247.1

	Fiscal 2018
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,407.3	$247.3	$—	$2,654.6
Fashion	2,168.2	137.0	—	2,305.2
Watches	243.6	195.5	—	439.1
Other(1)	796.1	36.9	21.1	854.1
Total sales	$5,615.2	$616.7	$21.1	$6,253.0

	Fiscal 2017
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,429.0	$266.6	$—	$2,695.6
Fashion	2,190.8	150.9	—	2,341.7
Watches	263.0	199.6	—	462.6
Other(1)	860.4	30.0	18.1	908.5
Total sales	$5,743.2	$647.1	$18.1	$6,408.4

(1)	Other revenue primarily includes gift and other miscellaneous jewelery sales, repairs, warranty and other miscellaneous non-jewelry sales.

	Fiscal 2019
(in millions)	North America	International	Other(2)	Consolidated
Sales by channel:
Store	$5,022.4	$513.4	$—	$5,535.8
eCommerce(1)	619.3	63.1	—	682.4
Other	—	—	28.9	28.9
Total sales	$5,641.7	$576.5	$28.9	$6,247.1

	Fiscal 2018
(in millions)	North America	International	Other(2)	Consolidated
Sales by channel:
Store	$5,176.7	$557.5	$—	$5,734.2
eCommerce(1)	438.5	59.2	—	497.7
Other	—	—	21.1	21.1
Total sales	$5,615.2	$616.7	$21.1	$6,253.0

	Fiscal 2017
(in millions)	North America	International	Other(2)	Consolidated
Sales by channel:
Store	$5,432.0	$595.2	$—	$6,027.2
eCommerce(1)	311.2	51.9	—	363.1
Other	—	—	18.1	18.1
Total sales	$5,743.2	$647.1	$18.1	$6,408.4

(1)
North America includes $223.7 million and $88.1 million in Fiscal 2019 and Fiscal 2018, respectively, from James Allen which was acquired during the third quarter of Fiscal 2018. See Note 5 for additional information regarding the acquisition.

(2)
Other consists of all non-reportable segments that are below the quantifiable threshold for separate disclosure as a reportable segment, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

Extended service plans and lifetime warranty agreements (“ESP”)
Unamortized deferred selling costs as of Fiscal 2019 and Fiscal 2018 were as follows:

(in millions)	February 2, 2019	February 3, 2018
Deferred ESP selling costs
Other current assets	$23.8	$30.9
Other assets	75.4	89.5
Total deferred ESP selling costs	$99.2	$120.4

Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions and other as follows:

(in millions)	February 2, 2019	February 3, 2018
ESP deferred revenue	$927.6	$916.1
Voucher promotions and other	38.9	41.4
Total deferred revenue	$966.5	$957.5

Disclosed as:
Current liabilities	$270.0	$288.6
Non-current liabilities	696.5	668.9
Total deferred revenue	$966.5	$957.5

(in millions)	Fiscal 2019	Fiscal 2018
ESP deferred revenue, beginning of period	$916.1	$905.6
Plans sold(1)	395.0	409.3
Revenue recognized	(383.5)	(398.8)
ESP deferred revenue, end of period	$927.6	$916.1

(1)	Includes impact of foreign exchange translation.
4. Credit transaction, net
During Fiscal 2018, Signet announced a strategic initiative to outsource its North America private label credit card programs and sell the existing in-house finance receivables. Below is a summary of the transactions the Company has entered into as a result of this strategic initiative:
Fiscal 2018
In October 2017, Signet, through its subsidiary Sterling, completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity. The following events summarize this credit transaction:
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
Asset-backed securitization facility termination: In October 2017, the Company terminated the asset-backed securitization facility in order to transfer the receivables free and clear. The asset-backed securitization facility had a principal balance outstanding of $600.0 million at the time of termination. The payoff was funded through the proceeds received from the par value of receivables sold. See Note 22 for additional information regarding the asset-backed securitization facility.

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
Additionally, Signet and Genesis Financial Solutions (“Genesis”) entered into a five-year servicing agreement in October 2017, under which Genesis will provide credit servicing functions for Signet’s non-prime accounts receivable portfolio prior to its sale, as well as future non-prime account originations.
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
Receivables reclassification: In March 2018, the eligible non-prime in-house accounts receivables that met the criteria for sale were reclassified from "held for investment" to "held for sale" on the condensed consolidated balance sheet. Accordingly, the receivables were recorded at the lower of cost (par) or fair value as of the date of the reclassification with subsequent adjustments to the asset fair value as required through the closing date of the transaction. During Fiscal 2019, total valuation losses of $160.4 million were recorded within credit transaction, net in the consolidated income statement.
Proceeds received: In June 2018, the Company received $445.5 million in cash consideration for the receivables sold based on the terms of the agreements with CarVal and Castlelake described above. The Company also recorded a receivable related to the deferred purchase price payment within other assets and will adjust the asset to fair value in each period of the performance period. See Note 20 for additional information regarding the fair value of deferred purchase price.
Expenses: During Fiscal 2019, the Company incurred $7.0 million of transaction-related costs, which were recorded within credit transaction, net in the consolidated income statement.
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
5. Acquisitions
On September 12, 2017, the Company acquired the outstanding shares of R2Net, the owner of online jewelry retailer JamesAllen.com and Segoma Imaging Technologies. The acquisition rapidly enhanced the Company’s digital capabilities and accelerated its OmniChannel strategy, while adding a millennial-focused online retail brand to the Company’s portfolio. The Company paid $331.7 million, net of acquired cash of $47.3 million, for R2Net. The total consideration paid was funded with a $350.0 million bridge loan. See Note 22 for additional information regarding the bridge loan.
The transaction was accounted for as a business combination during the third quarter of Fiscal 2018 with R2Net becoming a wholly-owned consolidated subsidiary of Signet. Prior to closing the acquisition, the Company incurred approximately $8.6 million of acquisition-related costs for professional services in Fiscal 2018. Acquisition-related costs were recorded as selling, general and administrative expenses in the consolidated income statement. The results of R2Net subsequent to the acquisition date are reported as a component of the results of the North America segment. See Note 6 for segment information. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

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
See Note 17 for additional information related to goodwill and intangible assets.
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
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Jewelers Outlet), Jared (Jared The Galleria Of Jewelry and Jared Vault), Zales (Zales Jewelers and Zales Outlet) and Piercing Pagoda, which operates through mall-based kiosks. Its Canadian stores operate as the Peoples Jewellers store banner. The segment also operates a variety of mall-based regional banners, including Gordon’s Jewelers in the US and Mappins in Canada, and James Allen, which was acquired in the R2Net acquisition.
The International reportable segment operates stores in the UK, Republic of Ireland and Channel Islands. Its stores operate in shopping malls and off-mall locations principally under the H.Samuel and Ernest Jones banners.
The Other reportable segment consists of all non-reportable segments that are below the quantifiable threshold for separate disclosure as a reportable segment, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions.

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Sales:
North America segment(1)	$5,641.7	$5,615.2	$5,743.2
International segment	576.5	616.7	647.1
Other	28.9	21.1	18.1
Total sales	$6,247.1	$6,253.0	$6,408.4

Operating income (loss):
North America segment(2)	$(621.1)	$656.1	$789.2
International segment(3)	12.9	33.1	45.6
Other(4)	(156.4)	(109.3)	(71.6)
Total operating income (loss)	$(764.6)	$579.9	$763.2

Depreciation and amortization:
North America segment	$165.8	$183.5	$166.4
International segment	17.5	19.1	21.6
Other	0.3	0.8	0.8
Total depreciation and amortization	$183.6	$203.4	$188.8

Capital additions:
North America segment	$123.9	$219.7	$252.2
International segment	9.6	17.6	25.7
Other	—	0.1	0.1
Total capital additions	$133.5	$237.4	$278.0

(1)	Includes sales of $218.3 million, $235.1 million and $234.6 million generated by Canadian operations in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

(2)
For Fiscal 2019, includes: 1) $731.8 million related to the goodwill and intangible impairments; 2) $52.7 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; and 3) $160.4 million from the valuation losses related to the sale of eligible non-prime in-house accounts receivable. See Note 17, Note 7 and Note 4 for additional information. Fiscal 2018 amount includes $20.7 million gain related to the reversal of the allowance for credit losses for the in-house receivables sold, as well as the $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables. See Note 4 for additional information.

(3)	Includes $3.8 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. See Note 7 for additional information.

(4)
For Fiscal 2019, Other includes: 1) $69.4 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges; 2) $11.0 million related to the resolution of a previously disclosed regulatory matter; 3) $7.0 million representing transaction costs associated with the sale of the non-prime in-house accounts receivable; and 4) $3.6 million of goodwill impairments. See Note 7, Note 26, Note 4 and Note 17 for additional information. For Fiscal 2018, Other includes $29.6 million of transaction costs related to the credit transaction, $8.6 million of R2Net acquisition costs, and $3.4 million of CEO transition costs. See Note 4 and Note 5 for additional information regarding credit transaction and acquisition of R2Net, respectively. For Fiscal 2017, Other includes $28.4 million of integration costs for consulting expenses associated with IT implementations, severance related to organizational changes and expenses associated with the settlement of miscellaneous legal matters pending as of the date of the Zale acquisition.

(in millions)	February 2, 2019	February 3, 2018
Total assets:
North America segment	$3,943.0	$5,309.0
International segment	367.4	420.3
Other	109.7	110.3
Total assets	$4,420.1	$5,839.6

Total long-lived assets:
North America segment	$1,294.2	$2,095.5
International segment	64.5	78.3
Other	3.4	7.3
Total long-lived assets	$1,362.1	$2,181.1

Total liabilities:
North America segment	$1,753.5	$1,951.1
International segment	76.9	98.9
Other	772.8	676.2
Total liabilities	$2,603.2	$2,726.2
7. Restructuring Plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”) intended to reposition the Company to be the OmniChannel jewelry category leader. The Plan is expected to result in pre-tax charges in the range of $200 million - $220 million over the duration of the three-year plan of which $105 million - $115 million are expected to be cash charges.
During Fiscal 2019, restructuring charges of $125.9 million were recognized, primarily related to inventory charges associated with discontinued brands and collections, professional fees for legal and consulting services, severance, early lease termination costs and impairment of information technology assets related to the Plan. Plan liabilities of $12.6 million were recorded within accrued expenses and other liabilities in the consolidated balance sheets as of February 2, 2019. Plan liabilities primarily represent asset disposal liabilities associated with the early termination of leases.
Restructuring charges and other Plan related costs are classified in the consolidated income statements as follows:

(in millions)	Income statement location	Fiscal 2019
Inventory charges(1)	Restructuring charges - cost of sales	$62.2
Other Plan related expenses(2)	Restructuring charges	63.7
Total Signet Path to Brilliance Plan expenses		$125.9

(1)	Inventory charges represent non-cash charges. See Note 15 for additional information related to inventory and inventory reserves.

(2)	Other Plan related expenses include $22.7 million of non-cash charges.
The following table summarizes the activity related to the Plan liabilities for Fiscal 2019:

(in millions)	Consolidated
Balance at February 3, 2018	$—
Payments and other adjustments	(113.3)
Charged to expense	125.9
Balance at February 2, 2019	$12.6

8. Redeemable preferred shares
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
In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the preferred shares carrying value, and are accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion relating to these fees of $4.0 million was recorded in the consolidated balance sheet as of February 2, 2019 (February 3, 2018: $2.3 million).
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
The following table presents certain conversion measures as of February 2, 2019 and February 3, 2018:

(in millions, except conversion rate and conversion price)	February 2, 2019	February 3, 2018
Conversion rate	11.3660	10.9409
Conversion price	$87.9817	$91.4002
Potential impact of preferred shares if-converted to common shares	7.1	6.8
Liquidation preference	$632.8	$632.8
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
9. Common shares, treasury shares, reserves and dividends
Common shares
The par value of each Common Share is 18 cents. The consideration received for common shares relating to options issued during Fiscal 2019 was $0.0 million (Fiscal 2018: $0.3 million; Fiscal 2017: $2.1 million).
Treasury shares
Signet may from time to time repurchase common shares under various share repurchase programs authorized by Signet’s Board. Repurchases may be made in the open market, through block trades, accelerated share repurchase agreements or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The repurchase programs are funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares may be held as treasury shares and used by Signet for general corporate purposes.
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
The share repurchase activity is outlined in the table below:

		Fiscal 2019			Fiscal 2018			Fiscal 2017
(in millions, expect per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	7.5	$434.4	$57.64	n/a	n/a	n/a	n/a	n/a	n/a
2016 Program(2)	$1,375.0	1.3	$50.6	$39.76	8.1	$460.0	$56.91	10.0	$864.4	$86.40
2013 Program(3)	$350.0	n/a	n/a	n/a	n/a	n/a	n/a	1.2	$135.6	$111.26
Total		8.8	$485.0	$55.06	8.1	$460.0	$56.91	11.2	$1,000.0	$89.10

(1)	The 2017 Program had $165.6 million remaining as of February 2, 2019.

(2)	The 2016 Program was completed in March 2018.

(3)	The 2013 Program was completed in May 2016.

n/a	Not applicable.

Shares were reissued in the amounts of 0.2 million and 0.3 million, net of taxes and forfeitures, in Fiscal 2019 and Fiscal 2018, respectively, to satisfy awards outstanding under existing share-based compensation plans. During Fiscal 2019, the Company formally retired 17.2 million common shares previously held as treasury shares in the consolidated balance sheets.
Dividends on common shares

	Fiscal 2019		Fiscal 2018		Fiscal 2017
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.37	$21.8	$0.31	$21.3	$0.26	$20.4
Second quarter	0.37	19.2	0.31	18.7	0.26	19.7
Third quarter	0.37	19.2	0.31	18.7	0.26	18.1
Fourth quarter(1)	0.37	19.2	0.31	18.8	0.26	17.7
Total	$1.48	$79.4	$1.24	$77.5	$1.04	$75.9

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 2, 2019 and February 3, 2018, $19.2 million and $18.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2019 and Fiscal 2018, respectively.

In addition, on February 28, 2019, Signet’s Board declared a quarterly dividend of $0.37 per share on its common shares. This dividend will be payable on May 31, 2019 to shareholders of record on May 3, 2019, with an ex-dividend date of May 2, 2019.
Dividends on preferred shares

	Fiscal 2019	Fiscal 2018	Fiscal 2017
(in millions)	Total cash dividends	Total cash dividends	Total cash dividends
First quarter	$7.8	$7.8	$—
Second quarter	7.8	7.8	—
Third quarter	7.8	7.8	—
Fourth quarter(1)	7.8	7.8	11.3
Total	$31.2	$31.2	$11.3

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 2, 2019 and February 3, 2018, $7.8 million has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the fourth quarter of Fiscal 2019 and Fiscal 2018.

There were no cumulative undeclared dividends on the preferred shares that reduced net income attributable to common shareholders during Fiscal 2019. In addition, deemed dividends of $1.7 million related to accretion of issuance costs associated with the preferred shares were recognized in Fiscal 2019 and Fiscal 2018.
10. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Numerator:
Net income (loss) attributable to common shareholders	$(690.3)	$486.4	$531.3
Denominator:
Weighted average common shares outstanding	54.7	63.0	74.5
EPS – basic	$(12.62)	$7.72	$7.13

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

(in millions, except per share amounts)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Numerator:
Net income (loss) attributable to common shareholders	$(690.3)	$486.4	$531.3
Add: Dividends on preferred shares	—	32.9	11.9
Numerator for diluted EPS	$(690.3)	$519.3	$543.2

Denominator:
Weighted average common shares outstanding	54.7	63.0	74.5
Plus: Dilutive effect of share awards	—	0.1	0.1
Plus: Dilutive effect of preferred shares	—	6.7	2.1
Diluted weighted average common shares outstanding	54.7	69.8	76.7

EPS – diluted	$(12.62)	$7.44	$7.08
The calculation of diluted EPS excludes the following awards and preferred shares on the basis that their effect would be anti-dilutive.

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Share awards	1.1	0.4	0.1
Potential impact of preferred shares	7.1	—	—
Total anti-dilutive shares	8.2	0.4	0.1

11. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive (loss) income
Balance at January 30, 2016	$(237.8)	$(0.4)	$(3.9)	$(43.1)	$11.1	$(274.1)
OCI before reclassifications	(25.6)	—	6.9	(13.6)	(0.4)	(32.7)
Amounts reclassified from AOCI to net income	—	—	(0.6)	1.2	(1.5)	(0.9)
Net current period OCI	(25.6)	—	6.3	(12.4)	(1.9)	(33.6)
Balance at January 28, 2017	$(263.4)	$(0.4)	$2.4	$(55.5)	$9.2	$(307.7)
OCI before reclassifications	50.9	0.3	1.8	—	(0.5)	52.5
Amounts reclassified from AOCI to net income	—	—	(3.5)	4.4	(6.3)	(5.4)
Net current period OCI	50.9	0.3	(1.7)	4.4	(6.8)	47.1
Balance at February 3, 2018	$(212.5)	$(0.1)	$0.7	$(51.1)	$2.4	$(260.6)
OCI before reclassifications	(35.9)	0.4	4.8	(3.4)	(6.5)	(40.6)
Amounts reclassified from AOCI to net income	—	—	(1.5)	0.7	—	(0.8)
Impacts from adoption of new accounting pronouncements(1)	—	(0.8)	—	—	—	(0.8)
Net current period OCI	(35.9)	(0.4)	3.3	(2.7)	(6.5)	(42.2)
Balance at February 2, 2019	$(248.4)	$(0.5)	$4.0	$(53.8)	$(4.1)	$(302.8)

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity securities as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-01.

 The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017	Income statement caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$0.7	$(3.2)	$(2.7)	Cost of sales (see Note 19)
Interest rate swaps	(1.9)	0.3	2.2	Interest expense, net (see Note 19)
Commodity contracts	(0.9)	(1.7)	(0.2)	Cost of sales (see Note 19)
Total before income tax	(2.1)	(4.6)	(0.7)
Income taxes	0.6	1.1	0.1
Net of tax	(1.5)	(3.5)	(0.6)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.9	2.8	1.5	Selling, general and administrative expenses(1)
Amortization of unrecognized net prior service credits	—	(1.4)	(1.9)	Selling, general and administrative expenses(1)
Net curtailment gain and settlement loss	—	(3.7)	—	Selling, general and administrative expenses(1)
Total before income tax	0.9	(2.3)	(0.4)
Income taxes	(0.2)	0.4	0.1
Net of tax	0.7	(1.9)	(0.3)

Total reclassifications, net of tax	$(0.8)	$(5.4)	$(0.9)

(1)	These items are included in the computation of net periodic pension benefit (cost). See Note 21 for additional information.

12. Income taxes

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Income (loss) before income taxes:
– US	$(1,135.8)	$202.2	$424.0
– Foreign	333.2	325.0	289.8
Total income (loss) before income taxes	$(802.6)	$527.2	$713.8

Current taxation:
– US	$(55.2)	$35.9	$137.6
– Foreign	15.8	6.1	3.9
Deferred taxation:
– US	(85.8)	(34.8)	28.1
– Foreign	(20.0)	0.7	1.0
Total income tax expense (benefit)	$(145.2)	$7.9	$170.6
As the statutory rate of corporation tax in Bermuda is 0%, the differences between the US federal income tax rate and the effective tax rates for Signet have been presented below:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
US federal income tax rates	21.0%	35.0%	35.0%
US state income taxes	2.3%	1.9%	1.9%
Differences between US federal and foreign statutory income tax rates	0.3%	(1.0)%	(0.2)%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	(0.8)%	1.0%	0.4%
Disallowable transaction costs	—%	0.4%	0.1%
Impact of global reinsurance arrangements	3.1%	(8.1)%	(5.4)%
Impact of global financing arrangements	4.2%	(11.4)%	(8.2)%
Benefit in current year taxes - the TCJ Act	—%	(4.1)%	—%
Remeasurement of deferred taxes - the TCJ Act	—%	(12.3)%	—%
Impairment of goodwill	(13.4)%	—%	—%
Out of period adjustment	1.4%	—%	—%
Other items	—%	0.1%	0.3%
Effective tax rate	18.1%	1.5%	23.9%
In Fiscal 2019, Signet’s effective tax rate was lower than the US federal income tax rate primarily due to the impact of nondeductible goodwill impairment charges partially offset by (i) Signet’s global reinsurance arrangement, (ii) Signet’s global financing arrangements utilized to fund the acquisition of Zale and (iii) an immaterial out of period adjustment resulting from an $11 million reduction to a deferred tax liability associated with the acquisition of Zale in May 2014. Signet’s future effective tax rate is largely dependent on changes in the geographic mix of income.
US Tax Reform
On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, which is commonly referred to as “The Tax Cuts and Jobs Act” (the “TCJ Act”). The TCJ Act provides for comprehensive tax legislation that reduces the U.S. federal statutory corporate tax rate from 35.0 percent to 21.0 percent effective January 1, 2018, limits certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization, broadens the U.S. federal income tax base, requires companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and creates new taxes on certain foreign sourced earnings. As we have a 52-53-week tax year ending the Saturday nearest October 31, the lower corporate income tax rate is administratively phased in, resulting in a blended U.S. federal statutory tax rate of approximately 23.4 percent for our tax year from October 29, 2017 through November 3, 2018, and 21.0 percent for our tax years thereafter.

Additionally, on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), expressing its views regarding the FASB's Accounting Standards Codification 740, Income Taxes, in the reporting period that includes the enactment date of the TCJ Act. SAB 118 recognizes that a registrant’s review of certain income tax effects of the TCJ Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the TCJ Act. The provisional estimates would be adjusted during a measurement period not to exceed 12 months from the enactment date of the TCJ Act, at which time the accounting for the income tax effects of the TCJ Act is required to be completed. The Company adopted the provisions of SAB 118 with respect to the impact of the TCJ Act on its financial statements for the year ended February 3, 2018.
Accordingly, our income tax provision as of February 3, 2018, reflected provisional amounts with respect to Fiscal 2018 impacts of the TCJ Act on the effective tax rate as follows:

Fiscal 2018
(in millions)	Income tax benefit (expense)
Net impact on remeasurement of US deferred tax assets and liabilities	$64.7
Net impact of reduce US tax rate on income from October 29, 2017 through February 3, 2018	21.5
Net benefit of the TCJ Act	$86.2
Consistent with SAB 118, the Company calculated and recorded reasonable estimates for the impact of the remeasurement of our existing US deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, of which the federal component is approximately 23.4 percent for reversals expected in the tax year from October 29, 2018 through November 3, 2018 and 21.0 percent thereafter. The provisional amount recorded related to the remeasurement of our deferred tax balance was a benefit of $64.7 million. The effect of the remeasurement was recorded in the fourth quarter of Fiscal 2018, consistent with the enactment date of the TCJ Act, and reflected in our provision for income taxes. The Company has completed its analysis during the fiscal year ended February 2, 2019 and no material adjustments have been recognized under SAB 118.

Deferred taxes
Deferred tax assets (liabilities) consisted of the following:

	February 2, 2019			February 3, 2018
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(63.8)	$(63.8)	$—	$(130.9)	$(130.9)
US property, plant and equipment	—	(68.2)	(68.2)	—	(65.2)	(65.2)
Foreign property, plant and equipment	6.5	—	6.5	6.2	—	6.2
Inventory valuation	—	(179.1)	(179.1)	—	(193.7)	(193.7)
Allowances for doubtful accounts	—	—	—	34.4	—	34.4
Revenue deferral	122.0	—	122.0	147.1	—	147.1
Derivative instruments	—	(1.3)	(1.3)	—	(0.3)	(0.3)
Straight-line lease payments	26.2	—	26.2	26.5	—	26.5
Deferred compensation	7.5	—	7.5	9.2	—	9.2
Retirement benefit obligations	—	(5.8)	(5.8)	—	(7.6)	(7.6)
Share-based compensation	3.5	—	3.5	4.4	—	4.4
Other temporary differences	46.7	—	46.7	47.1	—	47.1
Net operating losses and foreign tax credits	151.8	—	151.8	56.9	—	56.9
Value of capital losses	13.9	—	13.9	12.0	—	12.0
Total gross deferred tax assets (liabilities)	$378.1	$(318.2)	$59.9	$343.8	$(397.7)	$(53.9)
Valuation allowance	(38.9)	—	(38.9)	(37.0)	—	(37.0)
Deferred tax assets (liabilities)	$339.2	$(318.2)	$21.0	$306.8	$(397.7)	$(90.9)

Disclosed as:
Non-current assets			$21.0			$1.4
Non-current liabilities			—			(92.3)
Deferred tax assets (liabilities)			$21.0			$(90.9)
As of February 2, 2019, Signet had deferred tax assets associated with net operating loss carry forwards of $124.7 million, of which $32.1 million are subject to ownership change limitations rules under Section 382 of the Internal Revenue Code (“IRC”) and various US state regulations and expire between 2019 and 2037. Deferred tax assets associated with foreign tax credits also subject to Section 382 of the IRC total $13.7 million as of February 2, 2019, which expire between 2019 and 2024 and foreign net operating loss carryforwards of $13.4 million, which expire between 2019 and 2038. Additionally, Signet had foreign capital loss carry forward deferred tax assets of $11.6 million (Fiscal 2018: $12.0 million), which can be carried forward over an indefinite period and US capital loss carryforwards of $3.0 million which expire in 2022, both of which are only available to offset future capital gains.
The increase in the total valuation allowance in Fiscal 2019 was $1.9 million. The valuation allowance primarily relates to capital and operating loss carry forwards and foreign tax credits that, in the judgment of management, are not more likely than not to be realized.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of February 2, 2019 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.

Uncertain tax positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for US federal, US state and non-US tax jurisdictions:

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Unrecognized tax benefits, beginning of period	$12.0	$12.0	$11.4
Increases related to current year tax positions	2.5	2.3	2.4
Increases related to prior year tax positions	6.2	—	—
Lapse of statute of limitations	(2.4)	(2.4)	(1.9)
Difference on foreign currency translation	(0.2)	0.1	0.1
Unrecognized tax benefits, end of period	$18.1	$12.0	$12.0
As of February 2, 2019, Signet had approximately $18.1 million of unrecognized tax benefits in respect to uncertain tax positions. The unrecognized tax benefits relate primarily to intercompany deductions including financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense. As of February 2, 2019, Signet had accrued interest of $3.2 million and $0.7 million of accrued penalties. If all of these unrecognized tax benefits were settled in Signet’s favor, the effective income tax rate would be favorably impacted by $19.5 million.
Over the next twelve months management believes that it is reasonably possible that there could be a reduction of some or all of the unrecognized tax benefits as of February 2, 2019 due to settlement of the uncertain tax positions with the tax authorities.
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
13. Other operating income, net

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Interest income from in-house customer finance programs(1)	$22.8	$258.1	$282.5
Other	3.4	2.7	0.1
Other operating income, net	$26.2	$260.8	$282.6

(1)	See Note 4 and Note 14 for additional information.
14. Accounts receivable, net
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
In June 2018, the Company completed the sale of the remaining Sterling Jewelers and Zale customer in-house finance receivables. See Note 4 for additional information regarding the agreement. For a five-year term ending in 2023, Signet will remain the issuer of non-prime credit with investment funds managed by CarVal and Castlelake purchasing forward flow receivables at a discount rate determined in accordance with their respective agreements. Receivables issued by the Company but pending transfer to Carval and Castlelake as of period end are classified as “held for sale” in the consolidated balance sheet. As of February 2, 2019, the accounts receivable held for sale were recorded at fair value. See Note 20 for additional information regarding the assumptions utilized in the calculation of fair value of the finance receivables held for sale.

(in millions)	February 2, 2019	February 3, 2018
Accounts receivable by portfolio segment, net:
Legacy Sterling Jewelers customer in-house finance receivables	$—	$649.4
Legacy Zale customer in-house finance receivables	—	33.5
North America customer in-house finance receivables	$—	$682.9
Other accounts receivable	19.5	9.6
Total accounts receivable, net	$19.5	$692.5

Accounts receivable, held for sale	$4.2	$—
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
Other accounts receivable is comprised primarily of accounts receivable relating to the insurance loss replacement business in the International segment of $10.1 million (February 3, 2018: $9.3 million).
The activity in the allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below:

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Beginning balance:	$(113.5)	$(138.7)	$(130.0)
Charge-offs, net	56.3	221.2	203.4
Recoveries	4.2	34.3	35.1
Provision	(54.6)	(251.0)	(247.2)
Reversal of allowance on receivables sold(1)	107.6	20.7	—
Ending balance	$—	$(113.5)	$(138.7)
Ending receivable balance evaluated for impairment	—	762.9	1,952.0
Sterling Jewelers customer in-house finance receivables, net	$—	$649.4	$1,813.3

(1)
Amounts reflected for Fiscal 2019 and Fiscal 2018 represent activity for the periods prior to the reclassification of the in-house finance receivables portfolio to held for sale during the first quarter of Fiscal 2019 and the period prior to the reclassification of the prime receivables portfolio to held for sale in October 2017, respectively, when the allowances were reversed.

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

Prior to the fourth quarter of Fiscal 2018, the Company’s calculation of the allowance for credit losses was based on a recency measure of delinquency. The credit quality indicator and age analysis of customer in-house finance receivables prior to the sale of the prime-only credit portion of the in-house receivable portfolio as of January 28, 2017 are shown below under the recency basis:

	January 28, 2017
(in millions)	Gross	Valuation allowance
Performing (accrual status):
Current, aged 0 – 30 days	$1,538.2	$(47.2)
Past due, aged 31 – 60 days	282.0	(9.0)
Past due, aged 61 – 90 days	51.6	(2.3)
Non Performing (nonaccrual status):
Past due, aged more than 90 days	80.2	(80.2)
	$1,952.0	$(138.7)

Valuation allowance as a % of ending receivable balance		7.1%
15. Inventories
Signet held $726.8 million of consignment inventory at February 2, 2019 (February 3, 2018: $606.4 million), which is not recorded on the balance sheet. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory prices prior to sale.
The following table summarizes the details of the Company’s inventory:

(in millions)	February 2, 2019	February 3, 2018
Raw materials	$76.3	$72.0
Finished goods	2,310.6	2,208.5
Total inventories	$2,386.9	$2,280.5
Inventory reserves

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Inventory reserve, beginning of period	$40.6	$43.2	$43.2
Charged to profit(1)	131.4	75.8	57.3
Utilization(2)	(76.7)	(78.4)	(57.3)
Inventory reserve, end of period(3)	$95.3	$40.6	$43.2
(1) Includes $62.2 million inventory charge associated with the Company’s restructuring plan. See Note 7 for additional information.
(2) Includes the impact of foreign exchange translation between opening and closing balance sheet dates, as well as $10.6 million utilized for inventory identified as part of the Company’s restructuring plan which was disposed of in Fiscal 2019. See Note 7 for additional information.
(3) Includes $51.6 million for inventory identified as part of the Company’s restructuring plan during the second quarter of Fiscal 2019. See Note 7 for additional information.
During Fiscal 2019, as a part of the Plan, the Company recorded inventory charges of $62.2 million primarily associated with discontinued brands and collections within the restructuring charges - cost of sales line item on the condensed consolidated income statements. See Note 7 for additional information.

16. Property, plant and equipment, net

(in millions)	February 2, 2019	February 3, 2018
Land and buildings	$34.0	$35.9
Leasehold improvements	688.8	689.8
Furniture and fixtures	802.9	804.2
Equipment	196.1	177.0
Software	289.5	271.4
Construction in progress	72.0	97.2
Total	$2,083.3	$2,075.5
Accumulated depreciation and amortization	(1,282.8)	(1,197.6)
Property, plant and equipment, net	$800.5	$877.9
Depreciation and amortization expense for Fiscal 2019 was $179.6 million (Fiscal 2018: $194.1 million; Fiscal 2017: $175.0 million). The expense for Fiscal 2019 includes $0.9 million (Fiscal 2018: $1.0 million; Fiscal 2017: $1.3 million) for the impairment of assets.
17. Goodwill and intangibles
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
Due to a continued decline in the Company’s market capitalization during the 13 weeks ended February 2, 2019, the Company determined a triggering event had occurred that required additional interim impairment assessments for its’ reporting units and indefinite-lived intangible assets. The Company recognized additional pre-tax impairment charges totaling $286.7 million during the 13 weeks ended February 2, 2019 primarily related to revised long-term projections and a higher discount rate associated with James Allen.
Goodwill
Using a combination of discounted cash flow and guideline public company methodologies, the Company compared the fair value of each of its reporting units with their carrying value and concluded that a deficit existed. Accordingly, in the 13 weeks ended May 5, 2018, the Company recognized pre-tax impairment charges in operations of $308.8 million within its’ North America segment. Due to the second triggering event in the 13 weeks ended February 2, 2019 and using similar methodologies as the initial impairment assessment, the Company recognized additional pre-tax impairment charges in operations of $208.8 million and $3.6 million within its’ North America and Other segments, respectively.

The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America	Other	Total
Balance at January 28, 2017	$514.0	$3.6	$517.6
Acquisitions	301.7	—	301.7
Impact of foreign exchange	2.4	—	2.4
Balance at February 3, 2018	$818.1	$3.6	$821.7
Impairment	(517.6)	(3.6)	(521.2)
Impact of foreign exchange and other adjustments(1)	(3.9)	—	(3.9)
Balance at February 2, 2019	$296.6	$—	$296.6

(1)
During Fiscal 2019, other adjustments include a purchase price accounting adjustment of $2.6 million related to a revised valuation of acquired intangible assets from the R2Net acquisition. Refer to Note 5 for additional details.

There were no goodwill impairment losses recognized during Fiscal 2018. If future economic conditions are different than those projected by management, future impairment charges may be required.
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
In conjunction with the interim goodwill impairment tests, the Company reviewed its indefinite-lived intangible assets for potential impairment by calculating the fair values of the assets using the relief from royalty method and comparing the fair value to their respective carrying amounts. The interim impairment test resulted in the determination that the fair values of indefinite-lived intangible assets related to certain Zales trade names were less than their carrying value. Accordingly, in the 13 weeks ended May 5, 2018, the Company recognized pre-tax impairment charges in operations of $139.9 million within its’ North America segment. Additionally, in conjunction with the interim goodwill impairment tests associated with the second triggering event in the fourth quarter Fiscal 2019, the Company determined that the fair values of indefinite-lived intangible assets related to trade names, primarily James Allen, were less than their carrying value. Accordingly, in the 13 weeks ended February 2, 2019, the Company recognized pre-tax impairment charges in operations of $74.3 million within its’ North America segment.
There were no indefinite-lived intangible assets impairment losses recognized during Fiscal 2018. If future economic conditions are different than those projected by management, future impairment charges may be required.
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	February 2, 2019				February 3, 2018
(in millions)	Gross carrying amount	Accumulated amortization	Accumulated impairment loss	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$53.3	$(50.1)	$—	$3.2	$49.8	$(46.7)	$3.1
Indefinite-lived intangible assets	475.9	—	(214.1)	261.8	478.4	—	478.4
Total intangible assets, net	$529.2	$(50.1)	$(214.1)	$265.0	$528.2	$(46.7)	$481.5

Intangible liabilities, net	$(113.9)	$92.5	$—	$(21.4)	$(114.5)	$85.2	$(29.3)

Amortization expense relating to intangible assets was $4.0 million in Fiscal 2019 (Fiscal 2018: $9.3 million; Fiscal 2017: $13.8 million). The unfavorable leases and unfavorable contracts are classified as liabilities and recognized over the term of the underlying lease or contract. Amortization relating to intangible liabilities was $7.9 million in Fiscal 2019 (Fiscal 2018: $13.0 million; Fiscal 2017: $19.7 million). Expected future amortization for intangible assets and future amortization for intangible liabilities recorded at February 2, 2019 follows:

(in millions)	Intangible assets, net amortization	Intangible liabilities amortization
Fiscal 2020	$0.9	$(5.5)
Fiscal 2021	0.9	(5.4)
Fiscal 2022	0.8	(5.4)
Fiscal 2023	0.6	(5.1)
Total	$3.2	$(21.4)
18. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	February 2, 2019			February 3, 2018
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$5.1	$(0.4)	$4.7	$8.3	$(0.8)	$7.5
US government agency securities	2.6	(0.1)	2.5	5.3	(0.2)	5.1
Corporate bonds and notes	5.3	(0.1)	5.2	11.0	(0.2)	10.8
Corporate equity securities	2.7	(0.3)	2.4	3.5	1.0	4.5
Total investments	$15.7	$(0.9)	$14.8	$28.1	$(0.2)	$27.9
Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during Fiscal 2019 and Fiscal 2018. Investments with a carrying value of $3.4 million and $6.8 million were on deposit with various state insurance departments at February 2, 2019 and February 3, 2018, respectively, as required by law.
Investments in debt securities outstanding as of February 2, 2019 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$2.1	$1.8
Year two through year five	9.8	9.6
Year six through year ten	1.1	1.0
Total investment in debt securities	$13.0	$12.4
19. Derivatives
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
Signet’s policy is to reduce the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Board of Directors. In particular, Signet undertakes some hedging of its requirements for gold through the use of forward purchase contracts, options and net zero premium collar arrangements (a combination of forwards and option contracts).
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
The main external sources of funding are a senior unsecured credit facility and senior unsecured notes as described in Note 22.
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
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of February 2, 2019 was $22.4 million (February 3, 2018: $26.6 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 3, 2018: 11 months).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of February 2, 2019 was $111.5 million (February 3, 2018: $112.7 million).

Commodity forward purchase contracts, options and net zero premium collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of February 2, 2019 was for approximately 89,000 ounces of gold (February 3, 2018: 6,000 ounces). These contracts have been designated as cash flow hedges and will be settled over the next 20 months (February 3, 2018: 12 months).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of February 2, 2019, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	February 2, 2019	February 3, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.1	$—
Commodity contracts	Other current assets	4.3	—
Commodity contracts	Other assets	1.4	—
Interest rate swaps	Other assets	0.6	2.2
		6.4	2.2
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.8	—
Total derivative assets		$7.2	$2.2

	Fair value of derivative liabilities
(in millions)	Balance sheet location	February 2, 2019	February 3, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.2)	$(1.4)
Commodity contracts	Other current liabilities	—	(0.1)
		(0.2)	(1.5)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	(0.9)
Total derivative liabilities		$(0.2)	$(2.4)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	February 2, 2019	February 3, 2018
Foreign currency contracts	$0.7	$(2.4)
Commodity contracts	4.0	1.4
Interest rate swaps	0.6	2.2
Gains recorded in AOCI	$5.3	$1.2

The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the consolidated income statements:
Foreign currency contracts

(in millions)	Income statement caption	Fiscal 2019	Fiscal 2018
Gains (losses) recorded in AOCI, beginning of period		$(2.4)	$4.1
Current period gains (losses) recognized in OCI		2.4	(3.3)
Losses (gains) reclassified from AOCI to net income	Cost of sales	0.7	(3.2)
Gains (losses) recorded in AOCI, end of period		$0.7	$(2.4)
Commodity contracts

(in millions)	Income statement caption	Fiscal 2019	Fiscal 2018
Gains (losses) recorded in AOCI, beginning of period		$1.4	$(2.1)
Current period gains recognized in OCI		3.5	5.2
Gains reclassified from AOCI to net income	Cost of sales	(0.9)	(1.7)
Gains recorded in AOCI, end of period		$4.0	$1.4
Interest rate swaps

(in millions)	Income statement caption	Fiscal 2019	Fiscal 2018
Gains recorded in AOCI, beginning of period		$2.2	$0.4
Current period gains recognized in OCI		0.3	1.5
Losses (gains) reclassified from AOCI to net income	Interest expense, net	(1.9)	0.3
Gains recorded in AOCI, end of period		$0.6	$2.2
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships during Fiscal 2019 and Fiscal 2018. Based on current valuations, the Company expects approximately $2.0 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the consolidated income statements:

	Income statement caption	Amount of gains (losses) recognized in net income
(in millions)		Fiscal 2019	Fiscal 2018
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$(14.4)	$8.4
20. Fair value measurement
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	February 2, 2019			February 3, 2018
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$4.7	$4.7	$—	$7.5	$7.5	$—
Corporate equity securities	2.4	2.4	—	4.5	4.5	—
Foreign currency contracts	0.9	—	0.9	—	—	—
Commodity contracts	5.7	—	5.7	—	—	—
Interest rate swaps	0.6	—	0.6	2.2	—	2.2
US government agency securities	2.5	—	2.5	5.1	—	5.1
Corporate bonds and notes	5.2	—	5.2	10.8	—	10.8
Total assets	$22.0	$7.1	$14.9	$30.1	$12.0	$18.1

Liabilities:
Foreign currency contracts	$(0.2)	$—	$(0.2)	$(2.3)	$—	$(2.3)
Commodity contracts	—	—	—	(0.1)	—	(0.1)
Total liabilities	$(0.2)	$—	$(0.2)	$(2.4)	$—	$(2.4)
Investments in US Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 18 for additional information related to the Company’s available-for-sale investments. The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, foreign currency forward rates or commodity forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 19 for additional information related to the Company’s derivatives.
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price is contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset related to this deferred payment within other assets at fair value and will adjust the asset to fair value in each subsequent period through the performance period through AOCI until settled. This estimated fair value was derived from a discounted cash flow model using unobservable inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. As of February 2, 2019, the fair value of the deferred payment was $18.5 million, which is recorded within other assets on the consolidated balance sheets. See Note 4 for additional information.
Goodwill and other indefinite-lived intangible assets, are evaluated for impairment annually or more frequently if events or conditions indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. During Fiscal 2019, the Company performed interim impairment tests for goodwill and indefinite-lived intangible assets. The fair value was calculated using a combination of discounted cash flow and guideline public company methodologies for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value of goodwill and indefinite-lived intangible assets is a Level 3 valuation based on certain unobservable inputs including projected cash flows and estimated risk-adjusted rates of return that would be utilized by market participants in valuing these assets or prices of similar assets. See Note 17 for additional information.
The carrying amounts of cash and cash equivalents, other receivables, accounts payable, accrued expenses, other liabilities, income taxes and the revolving credit facility approximate fair value because of the short-term nature of these instruments.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 22 for classification between current and long-term debt. The carrying amount and fair value of outstanding debt at February 2, 2019 and February 3, 2018 were as follows:

	February 2, 2019		February 3, 2018
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes (Level 2)	$395.3	$340.3	$394.5	$396.3
Term loan (Level 2)	293.0	294.9	323.5	326.2
Total	$688.3	$635.2	$718.0	$722.5
21. Pension plans
The UK Plan, which ceased to admit new employees from April 2004, is a funded plan with assets held in a separate trustee administered fund, which is independently managed. Signet used February 2, 2019 and February 3, 2018 measurement dates in determining the UK Plan’s benefit obligation and fair value of plan assets.
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
The following tables provide information concerning the UK Plan as of and for the fiscal years ended February 2, 2019 and February 3, 2018:

(in millions)	Fiscal 2019	Fiscal 2018
Change in UK Plan assets:
Fair value at beginning of year	$272.2	$247.6
Actual return on UK Plan assets	2.1	11.0
Employer contributions	4.4	3.2
Members’ contributions	0.3	0.4
Benefits paid	(13.5)	(8.7)
Plan settlements	—	(10.8)
Foreign currency translation	(20.0)	29.5
Fair value at end of year	$245.5	$272.2

(in millions)	Fiscal 2019	Fiscal 2018
Change in benefit obligation:
Benefit obligation at beginning of year	$232.4	$215.7
Service cost	0.9	2.1
Interest cost	5.8	6.1
Members’ contributions	0.3	0.4
Actuarial (gain) loss	(2.1)	2.3
Benefits paid	(13.5)	(8.7)
Plan settlements	8.3	(10.8)
Foreign currency translation	(17.2)	25.3
Benefit obligation at end of year	$214.9	$232.4
Funded status at end of year	$30.6	$39.8

(in millions)	February 2, 2019	February 3, 2018
Amounts recognized in the balance sheet consist of:
Non-current assets	$30.6	$39.8
Items in AOCI not yet recognized as income (expense) in the income statement:

(in millions)	February 2, 2019	February 3, 2018	January 28, 2017
Net actuarial losses	$(53.8)	$(51.1)	$(55.5)
Net prior service (costs) credits	(4.1)	2.4	9.2
The estimated actuarial losses and prior service costs for the UK Plan that will be amortized from AOCI into net periodic pension cost over the next fiscal year are $(1.2) million and $(0.1) million, respectively.
The accumulated benefit obligation for the UK Plan was $214.6 million and $231.1 million as of February 2, 2019 and February 3, 2018, respectively.
The components of net periodic pension benefit (cost) and other amounts recognized in OCI for the UK Plan are as follows:

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Components of net periodic pension benefit (cost):
Service cost	$(0.9)	$(2.1)	$(2.0)
Interest cost	(5.8)	(6.1)	(7.2)
Expected return on UK Plan assets	8.4	9.4	10.4
Amortization of unrecognized actuarial losses	(0.9)	(2.8)	(1.5)
Amortization of unrecognized net prior service credits	—	1.4	1.9
Net curtailment gain and settlement loss	—	3.7	—
Net periodic pension benefit	$0.8	$3.5	$1.6
Other changes in assets and benefit obligations recognized in OCI	(11.3)	(2.9)	(17.8)
Total recognized in net periodic pension benefit (cost) and OCI	$(10.5)	$0.6	$(16.2)

	February 2, 2019	February 3, 2018
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	2.70%	2.60%
Salary increases	1.50%	2.50%
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	2.60%	2.90%
Expected return on UK Plan assets	3.60%	3.80%
Salary increases	2.50%	2.00%
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
The UK Plan’s investment strategy is guided by an objective of achieving a return on the investments, which is consistent with the long-term return assumptions and funding policy, to ensure the UK Plan obligations are met. The investment policy is to allocate funds to a diverse portfolio of investments, including UK and overseas equities, diversified growth funds, UK corporate bonds, open-ended funds and commercial property. The commercial property investment is through a Pooled Pensions Property Fund that provides a diversified portfolio of property assets. As of February 2, 2019, the target allocation for the UK Plan’s assets was bonds 53%, diversified growth funds 34%, equities 8% and property 5%. This allocation is consistent with the long-term target allocation of investments underlying the UK Plan’s funding strategy.

The fair value of the assets in the UK Plan at February 2, 2019 and February 3, 2018 are required to be classified and disclosed in one of the following three categories:
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data
The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	Fair value measurements as of February 2, 2019				Fair value measurements as of February 3, 2018
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset category:
Diversified equity securities	$19.4	$—	$19.4	$—	$24.0	$—	$24.0	$—
Diversified growth funds	66.4	43.6	22.8	—	96.3	49.4	46.9	—
Fixed income – government bonds	80.6	—	80.6	—	83.9	—	83.9	—
Fixed income – corporate bonds	46.2	—	46.2	—	52.6	—	52.6	—
Property	—	—	—	—	14.3	—	—	14.3
Cash	1.9	1.9	—	—	1.1	1.1	—	—
Investments measured at NAV(1):
Diversified growth funds	17.4				—
Property	13.6				—
Total	$245.5	$45.5	$169.0	$—	$272.2	$50.5	$207.4	$14.3

(1)	Certain assets that are measured at fair value using the net asset value (“NAV”) practical expedient have not been classified in the fair value hierarchy.
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
Certain diversified growth funds are in funds seeking an interest-based return through investments in various asset classes including: asset backed securities; mortgage backed securities: collateralized debt and loan obligations; and loan investments. The investments in these diversified growth funds are subject to certain restrictions whereby funds may only be divested quarterly. The investment in property is in pooled funds valued by the administrators of the fund. The investment in the property fund is subject to certain restrictions on withdrawals that could delay the receipt of funds by up to 16 months. The valuation of these assets are based on the NAV of underlying assets, which are independently valued on a monthly basis.
Signet contributed $4.4 million to the UK Plan in Fiscal 2019 and expects to contribute a minimum of $5.4 million to the UK Plan in Fiscal 2020. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2017.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK Plan:

(in millions)	Expected benefit payments
Fiscal 2020	$9.2
Fiscal 2021	9.5
Fiscal 2022	9.5
Fiscal 2023	9.6
Fiscal 2024	9.5
Thereafter	$49.4
In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2019 were $2.3 million (Fiscal 2018: $2.6 million; Fiscal 2017: $1.8 million).
In the US, Signet operates a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Signet’s contributions to this plan in Fiscal 2019 were $10.4 million (Fiscal 2018: $10.0 million; Fiscal 2017: $14.6 million). The Company has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The plan also permits employer contributions on a discretionary basis. In connection with these plans, Signet has invested in trust-owned life insurance policies and money market funds. The cost recognized in connection with the DCP in Fiscal 2019 was $3.6 million (Fiscal 2018: $3.8 million; Fiscal 2017: $4.6 million).
The fair value of the assets in the two unfunded, non-qualified deferred compensation plans at February 2, 2019 and February 3, 2018 are required to be classified and disclosed. Although these plans are not required to be funded by the Company, the Company may elect to fund the plans. The value and classification of these assets are as follows:

	Fair value measurements as of February 2, 2019			Fair value measurements as of February 3, 2018
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Corporate-owned life insurance plans	$7.0	$—	$7.0	$7.3	$—	$7.3
Money market funds	26.9	26.9	—	30.2	30.2	—
Total assets	$33.9	$26.9	$7.0	$37.5	$30.2	$7.3
22. Loans, overdrafts and long-term debt

(in millions)	February 2, 2019	February 3, 2018
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$399.0	$398.9
Senior unsecured term loan	294.9	326.2
Bank overdrafts	40.1	14.2
Total debt	$734.0	$739.3
Less: Current portion of loans and overdrafts	(78.8)	(44.0)
Less: Unamortized capitalized debt issuance fees	(5.6)	(7.1)
Total long-term debt	$649.6	$688.2

Revolving credit facility and term loan (the “Credit Facility”)
The Company’s Credit Facility contains a $700.0 million senior unsecured multi-currency multi-year revolving credit facility and a $357.5 million senior unsecured term loan facility. The maturity date for the Credit Facility, including both individual facilities disclosed above, is July 2021.
Deferred financing fees associated with the revolving credit facility as of February 2, 2019 total $2.6 million with the unamortized balance recorded as an asset within the consolidated balance sheets. Accumulated amortization related to these capitalized fees as of February 2, 2019 was $1.6 million (February 3, 2018: $1.2 million). Amortization relating to these fees of $0.4 million was recorded as interest expense in the consolidated income statements for Fiscal 2019 and Fiscal 2018. As of February 2, 2019 and February 3, 2018, the Company had stand-by letters of credit outstanding of $14.6 million and $15.7 million, respectively, that reduce remaining borrowing availability. The revolving credit facility had a weighted average interest rate of 3.87% and 2.46% during Fiscal 2019 and Fiscal 2018, respectively.
Beginning in October 2016, the Company is required to make scheduled quarterly principal payments equal to the amounts per annum of the outstanding principal balance as follows: 5.0% in the first year, 7.5% in the second year, 10.0% in the third year, 12.5% in the fourth year and 15.0% in the fifth year after the initial payment date, with the balance due in July 2021.
Deferred financing fees associated with the term loan facility as of February 2, 2019 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Accumulated amortization related to these capitalized fees as of February 2, 2019 was $4.3 million (February 3, 2018: $3.5 million). Amortization relating to these fees of $0.8 million was recorded as interest expense in the consolidated income statements for Fiscal 2019 and Fiscal 2018. Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 19, the term loan had a weighted average interest rate of 3.66% and 2.42% during Fiscal 2019 and Fiscal 2018, respectively.
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
Senior unsecured notes due 2024
On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.70% senior unsecured notes due in 2024 (the “Notes”). The Notes were issued under an effective registration statement previously filed with the SEC. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. The Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries (such subsidiaries, the “Guarantors”). See Note 27 for additional information. The Notes were issued pursuant to a base indenture among the Company, Signet UK Finance, the Guarantors and Deutsche Bank Trust Company Americas as trustee, with the indenture containing customary covenants and events of default provisions.
Deferred financing fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of February 2, 2019 was $3.3 million (February 3, 2018: $2.6 million). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Amortization relating to these fees of $0.7 million was recorded as interest expense in the consolidated income statements for Fiscal 2019 and Fiscal 2018.
Asset-backed securitization facility
The Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”) and issued two-year revolving asset-backed variable funding notes. As a condition of closing the credit transaction disclosed in Note 4, during the third quarter of Fiscal 2018, the Company terminated the asset-backed securitization facility, which had a principal balance outstanding of $600 million, in order to transfer the receivables free and clear. Unamortized capitalized fees of $0.2 million associated with the asset-backed securitization facility were written-off during the third quarter of Fiscal 2018. Capitalized fees previously totaled $3.4 million, offset by accumulated amortization of $3.4 million as of February 3, 2018. Amortization relating to these fees of $0.3 million was recorded as interest expense in the consolidated income statements for Fiscal 2018. The asset-backed securitization facility had a weighted average interest rate of 2.50% during Fiscal 2018.
Unsecured term loan (the “Bridge Loan”)
In conjunction with the acquisition of R2Net, Signet entered into a $350.0 million unsecured term loan to finance the transaction. The Company executed and repaid the Bridge Loan during the 13 weeks ended October 28, 2017. The Bridge Loan contained customary fees in addition to interest incurred on borrowings. Fees incurred of $1.4 million and interest of $0.9 million relating to the Bridge Loan were expensed during Fiscal 2018.

Other
As of February 2, 2019 and February 3, 2018, the Company was in compliance with all debt covenants.
As of February 2, 2019 and February 3, 2018, there were $40.1 million and $14.2 million in overdrafts, which represent issued and outstanding checks where no bank balances exist with the right of offset.
23. Accrued expenses and other current liabilities

(in millions)	February 2, 2019	February 3, 2018
Accrued compensation	$88.1	$68.3
Other liabilities	28.3	34.7
Other taxes	32.6	36.3
Payroll taxes	10.8	11.8
Accrued expenses	343.0	296.9
Total accrued expenses and other current liabilities	$502.8	$448.0
The North America segment provides a product lifetime diamond guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six-month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. A similar product lifetime guarantee is also provided on color gemstones. The warranty reserve for diamond and gemstone guarantee, included in accrued expenses and other current liabilities and other non-current liabilities, is as follows:

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Warranty reserve, beginning of period	$37.2	$40.0	$41.9
Warranty expense	8.0	8.5	11.5
Utilized(1)	(12.0)	(11.3)	(13.4)
Warranty reserve, end of period	$33.2	$37.2	$40.0

(1)	Includes impact of foreign exchange translation.

(in millions)	February 2, 2019	February 3, 2018
Disclosed as:
Current liabilities(1)	$10.0	$11.5
Non-current liabilities (see Note 24)	23.2	25.7
Total warranty reserve	$33.2	$37.2

(1)	Included within accrued expenses above.
24. Other liabilities—non-current

(in millions)	February 2, 2019	February 3, 2018
Straight-line rent	$95.1	$91.2
Deferred compensation	30.4	32.2
Warranty reserve	23.2	25.7
Other liabilities	75.4	90.5
Total other liabilities	$224.1	$239.6
A lease loss reserve is recorded within other liabilities for the net present value of the difference between the contractual rent obligations and sublease income expected from the properties. The cash expenditures on the remaining lease loss reserve are expected to be paid over the various remaining lease terms through 2023.

25. Share-based compensation
Signet operates several share-based compensation plans which can be categorized as the “Omnibus Plans” and “Share Saving Plans.”
Impact on results
Share-based compensation expense and the associated tax benefits recognized in the consolidated income statements are as follows:

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Share-based compensation expense	$16.5	$16.1	$8.0
Income tax benefit	$(4.1)	$(5.3)	$(2.8)
As of February 2, 2019, unrecognized compensation cost related to unvested awards granted under share-based compensation plans is as follows:

(in millions)	Unrecognized Compensation Cost	Weighted average period
Omnibus Plan	$21.8	2.0 years
Share Saving Plans	1.8	1.4 years
Total	$23.6
Since April 2012, the Company has opted to satisfy share option exercises and the vesting of restricted stock and restricted stock units (“RSUs”) under its plans with the issuance of treasury shares.
Omnibus Plan
In June 2018, Signet’s shareholders approved and Signet adopted the Signet Jewelers Limited 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”). Upon adoption of the 2018 Omnibus Plan, shares that were previously available under the Signet Jewelers Limited Omnibus Incentive Plan, which was approved in June 2009 (the “2009 Omnibus Plan”)(collectively, with the 2018 Omnibus Incentive Plan, the “Omnibus Plans”) are no longer available for future grant and were not transferred to the 2018 Omnibus Incentive Plan. Awards that may be granted under the 2018 Omnibus Plan include restricted stock, RSUs, stock options, stock appreciation rights and other stock-based awards. The Fiscal 2019, Fiscal 2018 and Fiscal 2017 annual awards granted under the Omnibus Plans have two elements, time-based restricted stock and performance-based RSUs. Additionally, during Fiscal 2019, time-based stock options were granted under the 2009 Plan and time-based RSUs were granted under the 2018 Plan. The time-based restricted stock has a three-year vesting period, subject to continued employment, and has the same voting rights and dividend rights as common shares (which are payable once the shares have vested). Performance-based RSUs granted in Fiscal 2019 include two performance measures, operating income (subject to certain adjustments) and return on invested capital (“ROIC”), although the ROIC measure is applicable only to senior executives. Performance-based RSUs granted in Fiscal 2018 and Fiscal 2017 include two performance measures, operating income and return on capital employed (“ROCE”), although the ROCE measure is applicable only to senior executives. For the performance measures, cumulative results achieved during the relevant three year performance period are compared to target metrics established in the underlying grant agreements. The time-based stock options vest on the third anniversary of the grant date, subject to continued employment and time-based RSUs generally have a three year vesting period, subject to continued employment. The 2018 Omnibus Plan permits the grant of awards to employees, non-employee directors and consultants for up to 3,575,000 common shares.
The significant assumptions utilized to estimate the weighted-average fair value of restricted stock and RSU awards granted under the Omnibus Plans are as follows:

	Omnibus Plan
	Fiscal 2019	Fiscal 2018	Fiscal 2017
Share price	$41.36	$65.74	$109.03
Expected term	2.8 years	2.7 years	2.8 years
Dividend yield	3.6%	2.1%	1.1%
Fair value	$38.57	$63.42	$106.48

The significant assumptions utilized to estimate the weighted-average fair value of stock options granted under the Omnibus Plans are as follows:

Fiscal 2019
Share price	$40.09
Exercise price	$39.72
Risk free interest rate	2.9%
Expected term	6.5 years
Expected volatility	37.6%
Dividend yield	3.7%
Fair value	$11.21
The risk-free interest rate is based on the US Treasury yield curve in effect at the grant date with remaining terms equal to the expected term of the awards. The expected term utilized is based on the contractual vesting period of the awards. The expected volatility is determined by calculating the historical volatility of Signet’s share price over the expected term of the award.
The Fiscal 2019 activity for restricted stock and RSU awards granted under the Omnibus Plans is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 3, 2018	1.1	$82.65	1.5 years	$55.0
Fiscal 2019 activity:
Granted	1.0	38.57
Vested	(0.2)	84.10
Lapsed	(0.3)	102.97
Outstanding at February 2, 2019	1.6	$54.08	1.5 years	$39.9

(1)	Intrinsic value for outstanding restricted stock and RSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The Fiscal 2019 activity for stock options granted under the Omnibus Plans is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 3, 2018	—	$—	0.0 years	$—
Fiscal 2019 activity:
Granted	0.8	39.72
Exercised	—	—
Lapsed	—	—
Outstanding at February 2, 2019	0.8	$39.72	9.2 years	$—
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plan:

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Total intrinsic value of awards vested	$6.8	$7.1	$13.6

Share Saving Plans
Signet has three share option savings plans (collectively, the “Share Saving Plans”) available to employees as follows:

•	Employee Share Purchase Plan, for US employees

•	Sharesave Plan, for UK employees

•	Irish Sub-Plan to the Sharesave Plan, for Republic of Ireland employees
The Employee Share Purchase Plan as adopted in 2018 is a savings plan intended to qualify under US Section 423 of the US Internal Revenue Code and allows employees to purchase common shares at a discount of approximately 5% to the closing price of the New York Stock Exchange on the date of purchase, which occurs on the last trading day of a twelve-month offering period. This plan is non-compensatory and no more than 1,250,000 shares may be issued under the Employee Share Purchase Plan.
The Sharesave Plan and Irish Sub-Plan as adopted in 2018 allow eligible employees to be granted, and to exercise, options over common shares at a discount of approximately 15% below a determined market price based on the New York Stock Exchange, using savings accumulated under savings contract entered into in accordance with the relevant plan rules. The market price is generally determined as one of: (i) the average middle market price for the three trading days immediately prior to the invitation date; (ii) the market price on the day immediately preceding the invitation date; or (iii) the market price at such other time as may be agreed wither Majesty’s Revenue and Customs . Options granted under the Sharesave Plan and the Irish Sub-Plan vest after 36 months and are generally only exercisable between 36 and 42 months from commencement of the related savings contract. These plans are compensatory and compensation expense is recognized over the requisite service period, and no more than 1,000,000 shares may be allocated under these plans.
The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Share Saving Plans are as follows:

	Share Saving Plans
	Fiscal 2019	Fiscal 2018	Fiscal 2017
Share price	$58.50	$59.84	$84.37
Exercise price	$57.97	$52.00	$67.24
Risk free interest rate	3.0%	1.2%	0.6%
Expected term	3.7 years	2.7 years	2.7 years
Expected volatility	44.4%	37.0%	31.3%
Dividend yield	2.6%	2.7%	1.7%
Fair value	$18.07	$15.22	$22.82
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
The Fiscal 2019 activity for awards granted under the Share Saving Plans is as follows:

	Share Saving Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 3, 2018	0.3	$62.80	1.8 years	$—
Fiscal 2019 activity:
Granted	—	57.97
Exercised	—	57.80
Lapsed	(0.1)	65.42
Outstanding at February 2, 2019	0.2	$54.80	1.5 years	$—
Exercisable at February 3, 2018	—	$—		$—
Exercisable at February 2, 2019	—	$—		$—
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.

The following table summarizes additional information about awards granted under the Share Saving Plans:

(in millions, except per share amounts)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Weighted average grant date fair value per share of awards granted	$18.07	$15.22	$22.82
Total intrinsic value of options exercised	$—	$0.1	$1.5
Cash received from share options exercised	$—	$0.3	$1.4
26. Commitments and contingencies
Operating leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Rental expense for operating leases is as follows:

(in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Minimum rentals	$510.3	$528.1	$524.4
Contingent rent	8.1	8.5	10.2
Sublease income	(1.1)	(0.5)	(0.6)
Total	$517.3	$536.1	$534.0
The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)
Fiscal 2020	$450.4
Fiscal 2021	408.4
Fiscal 2022	361.1
Fiscal 2023	312.0
Fiscal 2024	247.4
Thereafter	755.2
Total	$2,534.5
Contingent property liabilities
Approximately 18 property leases had been assigned in the UK by Signet at February 2, 2019 (and remained unexpired and occupied by assignees at that date) and approximately 5 additional properties were sub-leased in the US and UK at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-leased, Signet or one of its subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the income statement as it arises, has not been material.
Capital commitments
At February 2, 2019 Signet has committed to spend $52.5 million (February 3, 2018: $46.9 million) related to capital commitments. These commitments principally relate to the renovation of stores and capital investments in IT.
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
On March 20, 2018, the Court granted the lead plaintiff leave to file a fifth amended complaint. On March 22, 2018, the lead plaintiff in the Consolidated Action filed its fifth amended complaint which asserts substantially the same claims as its fourth amended complaint for an expanded class period of August 29, 2013, through March 13, 2018. The prior motion to dismiss was denied as moot. On March 30, 2018, the defendants moved to dismiss the fifth amended complaint.
On November 26, 2018, the Court denied the defendants’ motion to dismiss. Discovery is ongoing in this action.
On March 27, 2019, two actions were filed in the U.S. District Court for the Southern District of New York by investment funds that allegedly purchased the Company’s stock. The actions are captioned Pennant Master Fund LP et al. v. Signet Jewelers et al., Civ. No. 19-2757, and The Alger Funds et al. v. Signet Jewelers et al., Civ. No. 19-2758, and name the Company and its current and former Chief Executive Officers and Chief Financial Officers as defendants. Both complaints allege violations of Sections 10(b), 18, and 20(a) of the Securities Exchange Act of 1934, and common law fraud, based on alleged misstatements and omissions concerning the Company’s credit portfolio. These claims are substantially the same as the credit-related claims in the Consolidated Action, except that the Pennant action alleges misstatements for the period August 29, 2013, to June 2, 2016, and the Alger Funds action alleges misstatements for the period August 29, 2013, to August 25, 2016.
Derivative Action
On September 1, 2017, Josanne Aungst filed a putative shareholder derivative action entitled Aungst v. Light, et al., No. CV-2017-3665, in the Court of Common Pleas for Summit County Ohio. The complaint in this action, which purports to have been brought by Ms. Aungst on behalf of the Company, names certain current and former directors and officers of the Company as defendants and alleges claims for breach of fiduciary duty, abuse of control, and gross mismanagement.  The complaint challenges certain public disclosures and conduct relating to the allegations that were raised by the claimants in the Arbitration. The complaint also alleges that the Company’s share price was artificially inflated as a result of alleged misrepresentations and omissions. The complaint seeks money damages on behalf of the Company, changes to the Company’s corporate governance, and other equitable relief, as well as plaintiff’s legal fees and costs. The defendants’ motion to dismiss the complaint was granted on February 28, 2019. On March 26, 2019, plaintiff filed a notice of appeal.
The Company believes that the claims brought in these shareholder actions are without merit and cannot estimate a range of potential liability, if any, at this time.
Regulatory Matters
On January 16, 2019, Sterling Jewelers Inc., (“Sterling”), a wholly owned subsidiary of Company, without admitting or denying any of the allegations, findings of fact, or conclusions of law (except to establish jurisdiction), entered into a Consent Order with the Consumer Financial Protection Bureau (the "CFPB") and New York Attorney General (the “NY AG”) settling a previously disclosed investigation of certain in-store credit practices, promotions, and payment protection products (the "Consent Order").  Among other things, the Consent Order requires Sterling to (i) submit an accurate written compliance report to the CFPB; (ii) pay an $10,000,000 civil money penalty to the CFPB;  (iii) pay a $1,000,000 civil money penalty to the NY AG: and (iv) maintain policies and procedures related to the issuance of credit cards, including with respect to credit applications, credit financing terms and conditions, and any related add-on products that are reasonably designed to ensure consumer knowledge or consent.  All payments required by the Consent Order were made in February 2019.  We continue to work to ensure compliance with the Consent Order, which may result in us incurring additional costs. See Item 1A for risks relating to the CFPB and our continued compliance with the Consent Order.

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

Condensed Consolidating Income Statement
For the 52 week period ended week period ended February 2, 2019

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$5,722.8	$524.3	$—	$6,247.1
Cost of sales	—	—	(3,755.5)	(268.6)	—	(4,024.1)
Restructuring charges - cost of sales	—	—	(56.5)	(5.7)	—	(62.2)
Gross margin	—	—	1,910.8	250.0	—	2,160.8
Selling, general and administrative expenses	(1.0)	—	(1,833.4)	(150.7)	—	(1,985.1)
Credit transaction, net	—	—	(167.4)	—	—	(167.4)
Restructuring charges	—	—	(55.3)	(8.4)	—	(63.7)
Goodwill and intangible impairments	—	—	(470.4)	(265.0)	—	(735.4)
Other operating income, net	(0.1)	—	22.5	3.8	—	26.2
Operating income (loss)	(1.1)	—	(593.2)	(170.3)	—	(764.6)
Intra-entity interest income (expense)	(4.6)	18.9	(243.4)	229.1	—	—
Interest expense, net	—	(14.9)	(25.0)	0.2	—	(39.7)
Other non-operating income	—	—	1.7	—	—	1.7
Income (loss) before income taxes	(5.7)	4.0	(859.9)	59.0	—	(802.6)
Income taxes	—	(0.8)	133.0	13.0	—	145.2
Equity in income of subsidiaries	(651.7)	—	(1,043.1)	(770.4)	2,465.2	—
Net income (loss)	(657.4)	3.2	(1,770.0)	(698.4)	2,465.2	(657.4)
Dividends on redeemable convertible preferred shares	(32.9)	—	—	—	—	(32.9)
Net income (loss) attributable to common shareholders	$(690.3)	$3.2	$(1,770.0)	$(698.4)	$2,465.2	$(690.3)

Condensed Consolidating Income Statement
For the 53 week period ended week period ended February 3, 2018

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$5,866.6	$386.4	$—	$6,253.0
Cost of sales	—	—	(3,926.6)	(136.4)	—	(4,063.0)
Gross margin	—	—	1,940.0	250.0	—	2,190.0
Selling, general and administrative expenses	(1.9)	—	(1,738.2)	(132.1)	—	(1,872.2)
Credit transaction, net	—	—	1.3	—	—	1.3
Other operating income, net	0.1	—	260.3	0.4	—	260.8
Operating income (loss)	(1.8)	—	463.4	118.3	—	579.9
Intra-entity interest income (expense)	—	18.8	(190.2)	171.4	—	—
Interest expense, net	—	(19.9)	(21.6)	(11.2)	—	(52.7)
Income (loss) before income taxes	(1.8)	(1.1)	251.6	278.5	—	527.2
Income taxes	—	0.2	(21.3)	13.2	—	(7.9)
Equity in income of subsidiaries	521.1	—	229.6	233.1	(983.8)	—
Net income (loss)	519.3	(0.9)	459.9	524.8	(983.8)	519.3
Dividends on redeemable convertible preferred shares	(32.9)	—	—	—	—	(32.9)
Net income (loss) attributable to common shareholders	$486.4	$(0.9)	$459.9	$524.8	$(983.8)	$486.4

Condensed Consolidating Income Statement
For the 52 week period ended week period ended January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$6,141.9	$266.5	$—	$6,408.4
Cost of sales	—	—	(3,997.2)	(50.4)	—	(4,047.6)
Gross margin	—	—	2,144.7	216.1	—	2,360.8
Selling, general and administrative expenses	(1.3)	—	(1,775.1)	(103.8)	—	(1,880.2)
Other operating income, net	—	—	293.8	(11.2)	—	282.6
Operating income (loss)	(1.3)	—	663.4	101.1	—	763.2
Intra-entity interest income (expense)	—	18.8	(188.4)	169.6	—	—
Interest expense, net	—	(19.8)	(16.6)	(13.0)	—	(49.4)
Income (loss) before income taxes	(1.3)	(1.0)	458.4	257.7	—	713.8
Income taxes	—	0.2	(175.1)	4.3	—	(170.6)
Equity in income of subsidiaries	544.5	—	276.4	295.7	(1,116.6)	—
Net income (loss)	543.2	(0.8)	559.7	557.7	(1,116.6)	543.2
Dividends on redeemable convertible preferred shares	(11.9)	—	—	—	—	(11.9)
Net income (loss) attributable to common shareholders	$531.3	$(0.8)	$559.7	$557.7	$(1,116.6)	$531.3

Condensed Consolidating Statement of Comprehensive Income
For the 52 week period ended week period ended February 2, 2019

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(657.4)	$3.2	$(1,770.0)	$(698.4)	$2,465.2	$(657.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	(35.9)	—	(35.4)	(0.5)	35.9	(35.9)
Available-for-sale securities:
Unrealized gain (loss)(1)	0.4	—	—	0.4	(0.4)	0.4
Impacts from adoption of new accounting pronouncements(2)	(0.8)	—	—	(0.8)	0.8	(0.8)
Cash flow hedges:
Unrealized gain (loss)	4.8	—	4.8	—	(4.8)	4.8
Reclassification adjustment for losses to net income	(1.5)	—	(1.5)	—	1.5	(1.5)
Pension plan:
Actuarial gain (loss)	(3.4)	—	(3.4)	—	3.4	(3.4)
Reclassification adjustment to net income for amortization of actuarial losses	0.7	—	0.7	—	(0.7)	0.7
Prior service costs	(6.5)	—	(6.5)	—	6.5	(6.5)
Total other comprehensive income (loss)	(42.2)	—	(41.3)	(0.9)	42.2	(42.2)
Total comprehensive income (loss)	$(699.6)	$3.2	$(1,811.3)	$(699.3)	$2,507.4	$(699.6)

(1)
During Fiscal 2019, amount represents unrealized losses related to the Company’s available-for-sale debt securities. During Fiscal 2018, amount represents unrealized gains related to the Company’s available-for-sale debt and equity securities.

(2)
Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity security investments as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-01.

Condensed Consolidating Statement of Comprehensive Income
For the 53 week period ended week period ended February 3, 2018

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$519.3	$(0.9)	$459.9	$524.8	$(983.8)	$519.3
Other comprehensive income (loss):
Foreign currency translation adjustments	50.9	—	50.2	0.7	(50.9)	50.9
Available-for-sale securities:
Unrealized gain (loss)	0.3	—	—	0.3	(0.3)	0.3
Cash flow hedges:
Unrealized gain (loss)	1.8	—	1.8	—	(1.8)	1.8
Reclassification adjustment for losses to net income	(3.5)	—	(3.5)	—	3.5	(3.5)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	2.2	—	2.2	—	(2.2)	2.2
Prior service costs	(0.5)	—	(0.5)	—	0.5	(0.5)
Reclassification adjustment to net income for amortization of net prior service credits	(1.1)	—	(1.1)	—	1.1	(1.1)
Net curtailment gain and settlement loss	(3.0)	—	(3.0)	—	3.0	(3.0)
Total other comprehensive income (loss)	47.1	—	46.1	1.0	(47.1)	47.1
Total comprehensive income (loss)	$566.4	$(0.9)	$506.0	$525.8	$(1,030.9)	$566.4

Condensed Consolidating Statement of Comprehensive Income
For the 52 week period ended week period ended January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$543.2	$(0.8)	$559.7	$557.7	$(1,116.6)	$543.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(25.6)	—	(31.2)	5.6	25.6	(25.6)
Available-for-sale securities:
Cash flow hedges:
Unrealized gain (loss)	6.9	—	6.9	—	(6.9)	6.9
Reclassification adjustment for losses to net income	(0.6)	—	(0.6)	—	0.6	(0.6)
Pension plan:
Actuarial gain (loss)	(13.6)	—	(13.6)	—	13.6	(13.6)
Reclassification adjustment to net income for amortization of actuarial losses	1.2	—	1.2	—	(1.2)	1.2
Prior service costs	(0.4)	—	(0.4)	—	0.4	(0.4)
Reclassification adjustment to net income for amortization of net prior service credits	(1.5)	—	(1.5)	—	1.5	(1.5)
Total other comprehensive income (loss)	(33.6)	—	(39.2)	5.6	33.6	(33.6)
Total comprehensive income (loss)	$509.6	$(0.8)	$520.5	$563.3	$(1,083.0)	$509.6

Condensed Consolidating Balance Sheet
February 2, 2019

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$146.7	$48.4	$—	$195.4
Accounts receivable, held for sale	—	—	4.2	—	—	4.2
Accounts receivable, net	—	—	10.1	9.4	—	19.5
Intra-entity receivables, net	—	7.9	83.4	220.0	(311.3)	—
Other receivables	—	—	46.5	26.0	—	72.5
Other current assets	—	—	169.4	2.1	—	171.5
Income taxes	—	—	5.1	0.7	—	5.8
Inventories	—	—	2,302.6	84.3	—	2,386.9
Total current assets	0.2	8.0	2,768.0	390.9	(311.3)	2,855.8
Non-current assets:
Property, plant and equipment, net	—	—	789.6	10.9	—	800.5
Goodwill	—	—	206.3	90.3	—	296.6
Intangible assets, net	—	—	244.0	21.0	—	265.0
Investment in subsidiaries	2,155.7	—	(15.7)	(305.5)	(1,834.5)	—
Intra-entity receivables, net	—	400.0	—	2,588.0	(2,988.0)	—
Other assets	—	—	133.4	17.2	—	150.6
Deferred tax assets	—	—	24.5	(3.5)	—	21.0
Retirement benefit asset	—	—	30.6	—	—	30.6
Total assets	$2,155.9	$408.0	$4,180.7	$2,809.3	$(5,133.8)	$4,420.1
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$79.5	$—	$—	$78.8
Accounts payable	—	—	119.7	34.0	—	153.7
Intra-entity payables, net	311.3	—	—	—	(311.3)	—
Accrued expenses and other current liabilities	27.7	2.4	450.4	22.3	—	502.8
Deferred revenue	—	—	257.6	12.4	—	270.0
Income taxes	—	0.8	26.4	0.5	—	27.7
Total current liabilities	339.0	2.5	933.6	69.2	(311.3)	1,033.0
Non-current liabilities:
Long-term debt	—	396.0	253.6	—	—	649.6
Intra-entity payables, net	—	—	2,988.0	—	(2,988.0)	—
Other liabilities	—	—	219.4	4.7	—	224.1
Deferred revenue	—	—	696.5	—	—	696.5
Deferred tax liabilities	—	—	—	—	—	—
Total liabilities	339.0	398.5	5,091.1	73.9	(3,299.3)	2,603.2
Series A redeemable convertible preferred shares	615.3	—	—	—	—	615.3
Total shareholders’ equity	1,201.6	9.5	(910.4)	2,735.4	(1,834.5)	1,201.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,155.9	$408.0	$4,180.7	$2,809.3	$(5,133.8)	$4,420.1

Condensed Consolidating Balance Sheet
February 3, 2018

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$0.1	$150.5	$72.8	$—	$225.1
Accounts receivable, net	—	—	692.5	—	—	692.5
Intra-entity receivables, net	—	2.9	—	166.9	(169.8)	—
Other receivables	—	—	62.0	25.2	—	87.2
Other current assets	—	—	154.4	3.8	—	158.2
Income taxes	—	—	2.6	—	—	2.6
Inventories	—	—	2,201.3	79.2	—	2,280.5
Total current assets	1.7	3.0	3,263.3	347.9	(169.8)	3,446.1
Non-current assets:
Property, plant and equipment, net	—	—	870.1	7.8	—	877.9
Goodwill	—	—	516.4	305.3	—	821.7
Intangible assets, net	—	—	410.9	70.6	—	481.5
Investment in subsidiaries	3,150.2	—	1,163.6	606.0	(4,919.8)	—
Intra-entity receivables, net	—	400.0	—	2,859.0	(3,259.0)	—
Other assets	—	—	140.1	31.1	—	171.2
Deferred tax assets	—	—	1.3	0.1	—	1.4
Retirement benefit asset	—	—	39.8	—	—	39.8
Total assets	$3,151.9	$403.0	$6,405.5	$4,227.8	$(8,348.6)	$5,839.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$44.7	$—	$—	$44.0
Accounts payable	—	—	202.2	34.8	—	237.0
Intra-entity payables, net	11.3	—	158.5	—	(169.8)	—
Accrued expenses and other current liabilities	27.2	2.4	397.5	20.9	—	448.0
Deferred revenue	—	—	276.2	12.4	—	288.6
Income taxes	—	(0.2)	36.7	(16.9)	—	19.6
Total current liabilities	38.5	1.5	1,115.8	51.2	(169.8)	1,037.2
Non-current liabilities:
Long-term debt	—	395.2	293.0	—	—	688.2
Intra-entity payables, net	—	—	3,259.0	—	(3,259.0)	—
Other liabilities	—	—	233.0	6.6	—	239.6
Deferred revenue	—	—	668.9	—	—	668.9
Deferred tax liabilities	—	—	76.7	15.6	—	92.3
Total liabilities	38.5	396.7	5,646.4	73.4	(3,428.8)	2,726.2
Series A redeemable convertible preferred shares	613.6	—	—	—	—	613.6
Total shareholders’ equity	2,499.8	6.3	759.1	4,154.4	(4,919.8)	2,499.8
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$3,151.9	$403.0	$6,405.5	$4,227.8	$(8,348.6)	$5,839.6

Condensed Consolidating Statement of Cash Flows
For the 52 week period ended week period ended February 2, 2019

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$653.1	$5.0	$363.8	$336.6	$(660.8)	$697.7
Investing activities
Purchase of property, plant and equipment	—	—	(128.9)	(4.6)	—	(133.5)
Proceeds from sale of assets	—	—	—	5.5	—	5.5
Investment in subsidiaries	(80.0)	—	—	—	80.0	—
Purchase of available-for-sale securities	—	—	—	(0.6)	—	(0.6)
Proceeds from available-for-sale securities	—	—	—	9.6	—	9.6
Net cash provided by (used in) investing activities	(80.0)	—	(128.9)	9.9	80.0	(119.0)
Financing activities
Dividends paid on common shares	(79.0)	—	—	—	—	(79.0)
Dividends paid on redeemable convertible preferred shares	(31.2)	—	—	—	—	(31.2)
Intra-entity dividends paid	—	—	—	(660.8)	660.8	—
Repurchase of common shares	(485.0)	—	—	—	—	(485.0)
Proceeds from issuance of common shares	—	—	80.0	—	(80.0)	—
Repayments of term loan	—	—	(31.3)	—	—	(31.3)
Proceeds from revolving credit facility	—	—	787.0	—	—	787.0
Repayments of revolving credit facility	—	—	(787.0)	—	—	(787.0)
Proceeds from (repayment of) short-term borrowings	—	—	25.9	—	—	25.9
Other financing activities	(2.1)	—	—	—	—	(2.1)
Intra-entity activity, net	22.7	(5.0)	(307.9)	290.2	—	—
Net cash provided by (used in) financing activities	(574.6)	(5.0)	(233.3)	(370.6)	580.8	(602.7)
Cash and cash equivalents at beginning of period	1.7	0.1	150.5	72.8	—	225.1
Increase (decrease) in cash and cash equivalents	(1.5)	—	1.6	(24.1)	—	(24.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.4)	(0.3)	—	(5.7)
Cash and cash equivalents at end of period	$0.2	$0.1	$146.7	$48.4	$—	$195.4

Condensed Consolidating Statement of Cash Flows
For the 53 week period ended week period ended February 3, 2018

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$767.8	$(0.1)	$1,856.7	$586.0	$(1,269.9)	$1,940.5
Investing activities
Purchase of property, plant and equipment	—	—	(236.3)	(1.1)	—	(237.4)
Investment in subsidiaries	(219.9)	—	(25.0)	—	244.9	—
Purchase of available-for-sale securities	—	—	—	(2.4)	—	(2.4)
Proceeds from available-for-sale securities	—	—	—	2.2	—	2.2
Acquisition of R2Net, net of cash acquired	—	—	(331.8)	—	—	(331.8)
Net cash provided by (used in) investing activities	(219.9)	—	(593.1)	(1.3)	244.9	(569.4)
Financing activities
Dividends paid on common shares	(76.5)	—	—	—	—	(76.5)
Dividends paid on redeemable convertible preferred shares	(34.7)	—	—	—	—	(34.7)
Intra-entity dividends paid	—	—	(800.0)	(469.9)	1,269.9	—
Repurchase of common shares	(460.0)	—	—	—	—	(460.0)
Proceeds from issuance of common shares	0.3	—	219.9	25.0	(244.9)	0.3
Net settlement of equity based awards	(2.9)	—	—	—	—	(2.9)
Proceeds from term loan	—	—	350.0	—	—	350.0
Repayments of term loan	—	—	(372.3)	—	—	(372.3)
Proceeds from securitization facility	—	—	—	1,745.9	—	1,745.9
Repayment of securitization facility	—	—	—	(2,345.9)	—	(2,345.9)
Proceeds from revolving credit facility	—	—	814.0	—	—	814.0
Repayments of revolving credit facility	—	—	(870.0)	—	—	(870.0)
Payment of debt issuance costs	—	—	(1.4)	—	—	(1.4)
Proceeds from (repayment of) short-term borrowings	—	—	(0.1)	—	—	(0.1)
Intra-entity activity, net	25.9	0.1	(532.2)	506.2	—	—
Net cash provided by (used in) financing activities	(547.9)	0.1	(1,192.1)	(538.7)	1,025.0	(1,253.6)
Cash and cash equivalents at beginning of period	1.7	0.1	70.3	26.6	—	98.7
Increase (decrease) in cash and cash equivalents	—	—	71.5	46.0	—	117.5
Effect of exchange rate changes on cash and cash equivalents	—	—	8.7	0.2	—	8.9
Cash and cash equivalents at end of period	$1.7	$0.1	$150.5	$72.8	$—	$225.1

Condensed Consolidating Statement of Cash Flows
For the 52 week period ended week period ended January 28, 2017

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,057.9	$0.1	$724.8	$525.6	$(1,630.1)	$678.3
Investing activities
Purchase of property, plant and equipment	—	—	(277.9)	(0.1)	—	(278.0)
Investment in subsidiaries	(610.0)	—	—	—	610.0	—
Purchase of available-for-sale securities	—	—	—	(10.4)	—	(10.4)
Proceeds from available-for-sale securities	—	—	—	10.0	—	10.0
Net cash provided by (used in) investing activities	(610.0)	—	(277.9)	(0.5)	610.0	(278.4)
Financing activities
Dividends paid on common shares	(75.6)	—	—	—	—	(75.6)
Intra-entity dividends paid	—	—	(730.0)	(900.1)	1,630.1	—
Repurchase of common shares	(1,000.0)	—	—	—	—	(1,000.0)
Proceeds from issuance of common shares	2.1	—	610.0	—	(610.0)	2.1
Proceeds from issuance of redeemable convertible preferred shares, net of issuance costs	611.3	—	—	—	—	611.3
Net settlement of equity based awards	(4.9)	—	—	—	—	(4.9)
Excess tax benefit from exercise of share awards	—	—	2.4	—	—	2.4
Repayments of term loan	—	—	(16.4)	—	—	(16.4)
Proceeds from securitization facility	—	—	—	2,404.1	—	2,404.1
Repayment of securitization facility	—	—	—	(2,404.1)	—	(2,404.1)
Proceeds from revolving credit facility	—	—	1,270.0	—	—	1,270.0
Repayments of revolving credit facility	—	—	(1,214.0)	—	—	(1,214.0)
Payment of debt issuance costs	—	—	(2.1)	(0.6)	—	(2.7)
Principal payments under capital lease obligations	—	—	(0.2)	—	—	(0.2)
Repayment of short-term borrowings	—	—	(10.2)	—	—	(10.2)
Intra-entity activity, net	19.0	(0.1)	(386.6)	367.7	—	—
Net cash provided by (used in) financing activities	(448.1)	(0.1)	(477.1)	(533.0)	1,020.1	(438.2)
Cash and cash equivalents at beginning of period	1.9	0.1	102.0	33.7	—	137.7
Increase (decrease) in cash and cash equivalents	(0.2)	—	(30.2)	(7.9)	—	(38.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	0.8	—	(0.7)
Cash and cash equivalents at end of period	$1.7	$0.1	$70.3	$26.6	$—	$98.7

QUARTERLY FINANCIAL INFORMATION—UNAUDITED
The sum of the quarterly earnings per share data may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2019 Quarters ended
(in millions, except per share amounts)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Sales	$1,480.6	$1,420.1	$1,191.7	$2,154.7
Gross margin	484.8	427.0	371.2	877.8
Net income (loss) attributable to common shareholders	(504.8)	(31.2)	(38.1)	(116.2)
Earnings (loss) per common share:
Basic	$(8.48)	$(0.56)	$(0.74)	$(2.25)
Diluted	$(8.48)	$(0.56)	$(0.74)	$(2.25)

	Fiscal 2018 Quarters ended
(in millions, except per share amounts)	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
Sales	$1,403.4	$1,399.6	$1,156.9	$2,293.1
Gross margin	491.2	457.9	321.1	919.8
Net income (loss) attributable to common shareholders	70.3	85.2	(12.1)	343.0
Earnings (loss) per common share:
Basic	$1.03	$1.34	$(0.20)	$5.70
Diluted	$1.03	$1.33	$(0.20)	$5.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The directors review the effectiveness of Signet’s system of internal controls in the financial, operational, compliance and risk management areas.
Signet’s disclosure controls and procedures are designed to help ensure that processes and procedures for information management are in place at all levels of the business. The disclosure controls and procedures aim to provide reasonable assurance that any information disclosed by Signet in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions to be made regarding required disclosure.
Based on their evaluation of Signet’s disclosure controls and procedures, as of February 2, 2019 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of February 2, 2019.
Our independent registered public accountants, KPMG LLP, audited the consolidated financial statements of Signet for Fiscal 2019 and have also audited the effectiveness of internal control over financial reporting as of February 2, 2019. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, executive officers and corporate governance may be found under the captions “Election of Directors” and “Board of Directors and Corporate Governance” in our definitive proxy statement for our 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2019 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
The Company has a policy on business integrity, as well as more detailed guidance and regulations as part of its staff orientation, training and operational procedures. These policies include the Code of Conduct, which is applicable to all Directors, officers and employees as required by NYSE listing rules, and the Code of Ethics for Senior Officers, which applies to the Chairman, CEO, Directors and other senior officers. Copies of these codes are available on request from the Corporate Secretary and may be downloaded from www.signetjewelers.com/ethics. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for Senior Officers for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, by posting such information on its website.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation” and “Director Compensation,” in the 2019 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2019 Proxy Statement set forth under the captions “Shareholders Who Beneficially Own At Least Five Percent of the Common Shares,” “Ownership by Directors, Director Nominees and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2019 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Persons” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the 2019 Proxy Statement set forth under the caption “Appointment of Independent Auditor” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE

(1) The following consolidated financial statements are included in Item 8:

Consolidated income statements for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017	67

Consolidated statements of comprehensive income for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017	68

Consolidated balance sheets as of February 2, 2019 and February 3, 2018	69

Consolidated statements of cash flows for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017	70

Consolidated statements of shareholders’ equity for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017	72

Notes to the consolidated financial statements	73

(2) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Number	Description of Exhibits
2.1
Agreement and Plan of Merger dated February 19, 2014 by and among Signet Jewelers Limited, Carat Merger Sub, Inc. and Zale Corporation (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Zale Corporation February 19, 2014 (File No. 333-153435)).

2.2
Agreement and Plan of Merger, by and among Sterling Jewelers Inc., Signet Jewelers Ltd., Aquarius Sub Inc., R2Net Inc., and the Seller’s Representative, dated August 23, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 24, 2017).

3.1
Memorandum of Association of Signet Limited and Certificate of Incorporation on Change of Name to Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed September 11, 2008 (“Form 8-A”) (File No. 333-153435)).

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

4.3
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

10.2
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

10.5
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

10.6
Receivables Sale and Purchase Agreement, by and among Sterling Jewelers Inc., Zale Delaware, Inc., Signet Jewelers Limited and CLSIG Acquisition Trust, dated April 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2018).

10.7†	Termination Protection Agreement between Sterling Jewelers Inc. and Steven J. Becker (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 20, 2015).

10.8†
Separation and Release Agreement, dated July 27, 2017 between Signet Jewelers Ltd. and Bryan Morgan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 29, 2017).

10.9†
Separation and Release Agreement, dated July 15, 2017 between Signet Jewelers Ltd. and Mark Light (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 17, 2017).

10.10†
Termination Protection Agreement dated September 26, 2017 between Sterling Jewelers Inc. and Virginia Drosos (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed December 1, 2017).

Number	Description of Exhibits
10.11†
Amendment to Confidential Separation and Release Agreement, dated March 1, 2018 between Sterling Jewelers Inc. and Mark Light (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed April 2, 2018).

10.12†
Termination Protection Agreement, dated January 29, 2017 between Sterling Jewelers Inc. and Sebastian Hobbs (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed April 2, 2018).

10.13†
Personal Employment Agreement, dated August 23, 2017 between R2Net Israel Ltd. and Oded Edelman (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed April 2, 2018).

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

10.18†	Signet Jewelers Limited US Employee Stock Savings Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-15343)).

10.19†	Signet Jewelers Limited Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.20†
Form of Signet Jewelers Limited Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012 (File No. 333-153435)).

10.21†
Form of Signet Jewelers Limited Omnibus Incentive Plan Time-Based Restricted Stock Award Notice and Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012 (File No. 333-153435)).

10.22†
Separation and Release Agreement dated February 23, 2018 between Sterling Jewelers Inc and George Murray (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed June 12, 2018).

10.23†	Signet Jewelers Limited 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.24†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.25†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.26†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.27†	Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.28†
Irish Sub-Plan established pursuant to the Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.29†	Signet Jewelers Limited Employee Share Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

Number	Description of Exhibits
10.30†
Separation and Release Agreement, dated August 28, 2018 between Sterling Jewelers Inc. and Michele Santana (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2018).

10.31†	Side Letter, dated March 13, 2019, between Sterling Jewelers Inc. and Michele Santana (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2019).

10.32†
Termination Protection Agreement, dated March 12, 2019, between Sterling Jewelers Inc. and Joan Hilson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2019).

10.33†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2012 (File No. 333-153435)).

10.34†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010 (File No. 333-153435)).

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

Signet Jewelers Limited

Date:	April 3, 2019	By:	/s/ Michele L. Santana
		Name:	Michele L. Santana
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

April 3, 2019	By:	/s/ Virginia C. Drosos	Chief Executive Officer (Principal Executive Officer and Director)
Virginia C. Drosos

April 3, 2019	By:	/s/ Michele L. Santana	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michele L. Santana

April 3, 2019	By:	/s/ H. Todd Stitzer	Chairman of the Board
H. Todd Stitzer

April 3, 2019	By:	/s/ R. Mark Graf	Director
R. Mark Graf

April 3, 2019	By:	/s/ Zackery A. Hicks	Director
Zackery A. Hicks

April 3, 2019	By:	/s/ Helen E. McCluskey	Director
Helen E. McCluskey

April 3, 2019	By:	/s/ Sharon L. McCollam	Director
Sharon L. McCollam

April 3, 2019	By:	/s/ Marianne Miller Parrs	Director
Marianne Miller Parrs

April 3, 2019	By:	/s/ Thomas G. Plaskett	Director
Thomas G. Plaskett

April 3, 2019	By:	/s/ Nancy A. Reardon	Director
Nancy A. Reardon

April 3, 2019	By:	/s/ Jonathan Sokoloff	Director
Jonathan Sokoloff

April 3, 2019	By:	/s/ Brian Tilzer	Director
Brian Tilzer

April 3, 2019	By:	/s/ Eugenia M. Ulasewicz	Director
Eugenia M. Ulasewicz