Form 10-Q
period 2019-05-04
SIGNET JEWELERS LTD
filed 2019-06-06
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended May 4, 2019 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
Commission file number 1-32349

SIGNET JEWELERS LIMITED (Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
Clarendon House
2 Church Street
Hamilton HM11
Bermuda
(441) 296 5872
(Address and telephone number including area code of principal executive offices)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Shares of $0.18 each	SIG	The New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date
Common Shares, $0.18 par value, 52,191,117 shares as of May 31, 2019

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	May 4, 2019	May 5, 2018	Notes
Sales	$1,431.7	$1,480.6	4
Cost of sales	(932.3)	(995.8)
Restructuring charges - cost of sales	—	—	5
Gross margin	499.4	484.8
Selling, general and administrative expenses	(475.2)	(482.8)
Credit transaction, net	—	(143.1)	4
Restructuring charges	(26.8)	(6.5)	5
Goodwill and intangible impairments	—	(448.7)	14
Other operating income, net	—	22.1
Operating income (loss)	(2.6)	(574.2)	4
Interest expense, net	(9.2)	(8.9)
Other non-operating income	0.3	0.6
Income (loss) before income taxes	(11.5)	(582.5)
Income taxes	1.5	85.9	10
Net income (loss)	$(10.0)	$(496.6)
Dividends on redeemable convertible preferred shares	(8.2)	(8.2)	7
Net income (loss) attributable to common shareholders	$(18.2)	$(504.8)

Earnings (loss) per common share:
Basic	$(0.35)	$(8.48)	8
Diluted	$(0.35)	$(8.48)	8
Weighted average common shares outstanding:
Basic	51.6	59.5	8
Diluted	51.6	59.5	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	May 4, 2019			May 5, 2018
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$(10.0)			$(496.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2.0)	$—	(2.0)	$(21.7)	$—	(21.7)
Available-for-sale securities:
Unrealized gain (loss)	0.3	—	0.3	(0.2)	—	(0.2)
Impact from adoption of new accounting pronouncements (1)	—	—	—	(1.1)	0.3	(0.8)
Cash flow hedges:
Unrealized gain (loss)	(4.3)	1.1	(3.2)	1.9	(0.4)	1.5
Reclassification adjustment for gains to net income	(0.5)	0.1	(0.4)	(0.5)	0.2	(0.3)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.3	(0.1)	0.2	0.3	—	0.3
Reclassification adjustment to net income for amortization of net prior service credits	—	—	—	(0.1)	—	(0.1)
Total other comprehensive income (loss)	$(6.2)	$1.1	$(5.1)	$(21.4)	$0.1	$(21.3)
Total comprehensive income (loss)			$(15.1)			$(517.9)

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity securities as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	May 4, 2019	February 2, 2019	May 5, 2018	Notes
Assets
Current assets:
Cash and cash equivalents	$195.1	$195.4	$153.9
Accounts receivable	23.1	23.7	491.4	11
Other current assets	205.5	244.0	236.8
Income taxes	4.8	5.8	55.2
Inventories	2,394.2	2,386.9	2,429.0	12
Total current assets	2,822.7	2,855.8	3,366.3
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,319.6, $1,282.8 and $1,227.3, respectively	776.1	800.5	847.2
Operating lease right-of-use assets	1,822.8	—	—	13
Goodwill	296.4	296.6	509.1	14
Intangible assets, net	264.1	265.0	343.2	14
Other assets	189.2	181.2	206.3
Deferred tax assets	22.0	21.0	0.8
Total assets	$6,193.3	$4,420.1	$5,272.9
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$43.7	$78.8	$72.3	17
Accounts payable	238.3	153.7	287.5
Accrued expenses and other current liabilities	420.2	502.8	463.7
Deferred revenue	277.0	270.0	284.9	3
Operating lease liabilities	358.9	—	—	13
Income taxes	24.1	27.7	—
Total current liabilities	1,362.2	1,033.0	1,108.4
Non-current liabilities:
Long-term debt	639.0	649.6	679.7	17
Operating lease liabilities	1,589.4	—	—	13
Other liabilities	126.0	224.1	236.5
Deferred revenue	699.6	696.5	667.5	3
Deferred tax liabilities	—	—	74.2
Total liabilities	4,416.2	2,603.2	2,766.3
Commitments and contingencies				20
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (February 2, 2019 and May 5,2018: 0.625 shares outstanding)	615.7	615.3	614.0	6
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 52.2 shares outstanding (February 2, 2019: 51.9 outstanding; May 5, 2018: 59.2 outstanding)	12.6	12.6	15.7
Additional paid-in capital	232.7	236.5	281.4
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 17.8 shares (February 2, 2019: 18.1 shares; May 5, 2018: 28.0 shares)	(999.8)	(1,027.3)	(1,992.2)	7
Retained earnings	2,223.4	2,282.2	3,869.2
Accumulated other comprehensive loss	(307.9)	(302.8)	(281.9)	9
Total shareholders’ equity	1,161.4	1,201.6	1,892.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,193.3	$4,420.1	$5,272.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	May 4, 2019	May 5, 2018
Cash flows from operating activities
Net income (loss)	$(10.0)	$(496.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of operating lease assets	87.3	—
Depreciation and amortization	41.0	49.8
Amortization of unfavorable leases and contracts	(1.4)	(2.0)
Share-based compensation	4.0	1.8
Deferred taxation	—	(18.8)
Credit transaction, net	—	141.0
Goodwill and intangible impairments	—	448.7
Restructuring charges	5.4	—
Other non-cash movements	(4.9)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	0.9	59.9
Decrease in other assets and other receivables	28.1	10.8
Increase in inventories	(7.8)	(162.4)
Increase in accounts payable	87.7	55.7
(Decrease) increase in accrued expenses and other liabilities	(39.9)	15.3
Change in operating lease liabilities	(91.4)	—
Increase (decrease) in deferred revenue	10.5	(4.3)
Decrease in income taxes payable	(2.7)	(70.3)
Pension plan contributions	(1.4)	(0.7)
Net cash provided by operating activities	105.4	27.9
Investing activities
Purchase of property, plant and equipment	(24.6)	(26.1)
Purchase of available-for-sale securities	(6.1)	(0.4)
Proceeds from sale of available-for-sale securities	0.3	1.1
Net cash used in investing activities	(30.4)	(25.4)
Financing activities
Dividends paid on common shares	(19.2)	(18.8)
Dividends paid on redeemable convertible preferred shares	(7.8)	(7.8)
Repurchase of common shares	—	(60.0)
Repayments of term loans	(8.9)	(6.7)
Proceeds from revolving credit facility	—	40.0
Repayments of bank overdrafts	(37.3)	(13.9)
Other financing activities	(1.5)	(2.1)
Net cash used in financing activities	(74.7)	(69.3)
Cash and cash equivalents at beginning of period	195.4	225.1
Increase (decrease) in cash and cash equivalents	0.3	(66.8)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(4.4)
Cash and cash equivalents at end of period	$195.1	$153.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 2, 2019	$12.6	$236.5	$0.4	$(1,027.3)	$2,282.2	$(302.8)	$1,201.6
Net income (loss)	—	—	—	—	(10.0)	—	(10.0)
Other comprehensive income	—	—	—	—	—	(5.1)	(5.1)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.3)	—	(19.3)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity based awards	—	(7.8)	—	27.5	(21.3)	—	(1.6)
Share-based compensation expense	—	4.0	—	—	—	—	4.0
Balance at May 4, 2019	$12.6	$232.7	$0.4	$(999.8)	$2,223.4	$(307.9)	$1,161.4

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 3, 2018	$15.7	$290.2	$0.4	$(1,942.1)	$4,396.2	$(260.6)	$2,499.8
Impact from adoption of new accounting pronouncements(1)	—	—	—	—	0.8	(0.8)	—
Net income (loss)	—	—	—	—	(496.6)	—	(496.6)
Other comprehensive income	—	—	—	—	—	(20.5)	(20.5)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(21.8)	—	(21.8)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Repurchase of common shares	—	—	—	(60.0)	—	—	(60.0)
Net settlement of equity based awards	—	(10.6)	—	9.9	(1.2)	—	(1.9)
Share-based compensation expense	—	1.8	—	—	—	—	1.8
Balance at May 5, 2018	$15.7	$281.4	$0.4	$(1,992.2)	$3,869.2	$(281.9)	$1,892.6

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI into beginning retained earnings associated with the adoption of ASU 2016-01.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America; International; and Other. The “Other” reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 4 for additional discussion of the Company’s segments.
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
Basis of preparation
The condensed consolidated financial statements of Signet are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on April 3, 2019. Signet has reclassified certain prior year amounts in its consolidated financial statements and notes to the consolidated financial statements to conform to the current year presentation.
Use of estimates
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of accounts receivable, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, leases, indefinite-lived intangible assets, depreciation and amortization of long-lived assets, as well as accounting for business combinations.
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2020 and Fiscal 2019 refer to the 52 week periods ending February 1, 2020 and February 2, 2019, respectively. Within these condensed consolidated financial statements, the first quarter of the relevant fiscal years 2020 and 2019 refer to the 13 weeks ended May 4, 2019 and May 5, 2018, respectively.
Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International segment and Canada as part of the North America segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within the condensed consolidated statements of operations.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new guidance primarily impacts lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain remaining lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. Signet adopted ASU 2016-02 and related updates effective February 3, 2019 using the additional transition method provided for in ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which permitted the Company as of the effective date of ASU 2016-02 to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The impact of this approach was deemed immaterial upon adoption of ASU 2016-02.
The Company has elected the practical expedient to account for the lease and non-lease maintenance components as a single lease component. Therefore, for those leases, the lease payments used to measure the lease liability include all of the fixed consideration in the contract. Additionally, the Company utilized the practical expedient relief package, as well as the short-term leases and portfolio approach practical expedients. The effects of the changes made to the Company’s condensed consolidated balance sheet as of February 3, 2019 for the adoption of ASC 842 were as follows:

(in millions)	February 2, 2019	Adjustments due to ASC 842	February 3, 2019
Current assets:
Other current assets	$244.0	$(8.8)	$235.2
Non-current assets:
Operating lease right-of-use assets	—	1,927.2	1,927.2
Current liabilities:
Accrued expenses and other current liabilities	502.8	(109.0)	393.8
Operating lease liabilities	—	376.5	376.5
Non-current liabilities:
Operating lease liabilities	—	1,676.9	1,676.9
Other liabilities	224.1	(26.0)	198.1
See additional disclosure requirements within Note 13.
In addition to the pronouncement above, the following ASUs were adopted as of February 3, 2019. The impact on the Company's consolidated financial statements is described within the table below.

Standard	Description
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, issued August 2017.
Expands the types of risk management strategies eligible for hedge accounting, refines the documentation and effectiveness assessment requirements and modifies the presentation and disclosure requirements for hedge accounting activities. The adoption of ASU 2017-12 did not have a material impact on the Company’s financial position or results of operations.

New accounting pronouncements to be adopted in future periods
The Company is also currently evaluating the impact on its financial statements of the following ASUs:

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

3. Revenue recognition
The following tables provide the Company’s revenue, disaggregated by banner, major product and channel, for the 13 weeks ended May 4, 2019 and May 5, 2018:

	13 weeks ended May 4, 2019				13 weeks ended May 5, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$574.8	$—	$—	$574.8	$583.2	$—	$—	$583.2
Zales	285.0	—	—	285.0	298.1	—	—	298.1
Jared	255.0	—	—	255.0	267.5	—	—	267.5
Piercing Pagoda	82.6	—	—	82.6	74.4	—	—	74.4
James Allen	52.0	—	—	52.0	53.3	—	—	53.3
Peoples	41.7	—	—	41.7	46.7	—	—	46.7
Regional banners	9.2	—	—	9.2	24.6	—	—	24.6
International segment	—	111.5	—	111.5	—	128.7	—	128.7
Other(1)	—	—	19.9	19.9	—	—	4.1	4.1
Total sales	$1,300.3	$111.5	$19.9	$1,431.7	$1,347.8	$128.7	$4.1	$1,480.6

(1)	Includes sales from Signet’s diamond sourcing initiative.

	13 weeks ended May 4, 2019				13 weeks ended May 5, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$594.7	$48.6	$—	$643.3	$617.9	$55.6	$—	$673.5
Fashion	467.4	22.4	—	489.8	461.1	25.9	—	487.0
Watches	48.2	34.0	—	82.2	52.2	39.1	—	91.3
Other(1)	190.0	6.5	19.9	216.4	216.6	8.1	4.1	228.8
Total sales	$1,300.3	$111.5	$19.9	$1,431.7	$1,347.8	$128.7	$4.1	$1,480.6

(1)	Other revenue primarily includes gift, beads and other miscellaneous jewelery sales, repairs, warranty and other miscellaneous non-jewelry sales.

	13 weeks ended May 4, 2019				13 weeks ended May 5, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,157.3	$100.2	$—	$1,257.5	$1,213.7	$116.3	$—	$1,330.0
E-commerce	143.0	11.3	—	154.3	134.1	12.4	—	146.5
Other	—	—	19.9	19.9	—	—	4.1	4.1
Total sales	$1,300.3	$111.5	$19.9	$1,431.7	$1,347.8	$128.7	$4.1	$1,480.6
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
Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. Unamortized deferred selling costs as of May 4, 2019, February 2, 2019 and May 5, 2018 were as follows:

(in millions)	May 4, 2019	February 2, 2019	May 5, 2018
Deferred ESP selling costs
Other current assets	$23.8	$23.8	$30.6
Other assets	76.4	75.4	89.2
Total deferred ESP selling costs	$100.2	$99.2	$119.8
The North America segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated pattern of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 17 years of the sale of the warranty contract. Although claims experience varies between our national banners, thereby resulting in different recognition rates, approximately 55% of revenue is recognized within the first two years on a weighted average basis.
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
Deferred revenue
Deferred revenue is comprised primarily of ESP and sale voucher promotions and other as follows:

(in millions)	May 4, 2019	February 2, 2019	May 5, 2018
ESP deferred revenue	$931.3	$927.6	$913.5
Voucher promotions and other	45.3	38.9	38.9
Total deferred revenue	$976.6	$966.5	$952.4

Disclosed as:
Current liabilities	$277.0	$270.0	$284.9
Non-current liabilities	699.6	696.5	667.5
Total deferred revenue	$976.6	$966.5	$952.4

	13 weeks ended
(in millions)	May 4, 2019	May 5, 2018
ESP deferred revenue, beginning of period	$927.6	$916.1
Plans sold(1)	96.0	96.0
Revenue recognized	(92.3)	(98.6)
ESP deferred revenue, end of period	$931.3	$913.5

(1)	Includes impact of foreign exchange translation.
4. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet’s chief operating decision maker utilizes sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. Signet manages its business as three reportable segments: North America; International; and Other. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its reportable segments.
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Jewelers Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared The Galleria Of Jewelry and Jared Vault), James Allen and Piercing Pagoda, which operates through mall-based kiosks. Its Canadian stores operate as the Peoples Jewellers store banner. The segment also operates a variety of mall-based regional banners.
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

	13 weeks ended
(in millions)	May 4, 2019	May 5, 2018
Sales:
North America segment	$1,300.3	$1,347.8
International segment	111.5	128.7
Other	19.9	4.1
Total sales	$1,431.7	$1,480.6

Operating income (loss):
North America segment(1)	$48.1	$(537.3)
International segment	(8.0)	(7.6)
Other(2)	(42.7)	(29.3)
Total operating income (loss)	$(2.6)	$(574.2)

(1)
Operating income (loss) during the 13 weeks ended May 4, 2019 includes a $0.5 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities. See Note 5 for additional information. Operating income (loss) during the 13 weeks ended May 5, 2018 includes charges of $448.7 million and $141.0 million related to the goodwill and intangible impairments recognized and valuation losses related to the sale of eligible non-prime in-house accounts receivable, respectively. See Note 14 and Note 11 for additional information.

(2)
Operating income (loss) during the 13 weeks ended May 4, 2019 includes charges of $27.3 million, primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 13 weeks ended May 5, 2018 includes charges of $6.5 million recorded in conjunction with the Company’s restructuring activities. See Note 5 for additional information.

(in millions)	May 4, 2019	February 2, 2019	May 5, 2018
Total assets:
North America segment	$5,437.4	$3,943.0	$4,722.3
International segment	608.1	367.4	401.7
Other	147.8	109.7	148.9
Total assets	$6,193.3	$4,420.1	$5,272.9
5. Restructuring Plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share-gaining, OmniChannel jewelry category leader. The Plan is expected to result in pre-tax charges in the range of $200 million - $220 million over the duration of the plan of which $105 million - $115 million are expected to be cash charges.
Restructuring charges of $26.8 million were recognized in the 13 weeks ended May 4, 2019 primarily related to store closure and severance costs, and professional fees for legal and consulting services.
Restructuring charges and other Plan related costs are classified in the condensed consolidated statements of operations as follows:

		13 weeks ended
(in millions)	Statement of operations caption	May 4, 2019	May 5, 2018
Other Plan related expenses	Restructuring charges	$26.8	$6.5
Total Signet Path to Brilliance Plan expenses		$26.8	$6.5

The composition of the restructuring charges the Company incurred during the 13 weeks ended May 4, 2019, as well as the cumulative amount incurred through May 4, 2019, were as follows:

	13 weeks ended	Cumulative amount
(in millions)	May 4, 2019	May 4, 2019
Inventory charges	$—	$62.2
Termination benefits	8.8	18.5
Store closure and other costs	18.0	72.0
Total Signet Path to Brilliance Plan expenses	$26.8	$152.7
The following table summarizes the activity related to the Plan liabilities for Fiscal 2020:

(in millions)	Termination benefits	Store closure and other costs	Consolidated
Balance at February 2, 2019	$—	$12.6	$12.6
Payments and other adjustments	(2.0)	(25.1)	(27.1)
Charged to expense	8.8	18.0	26.8
Balance at May 4, 2019	$6.8	$5.5	$12.3
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

(in millions, except conversion rate and conversion price)	May 4, 2019	February 2, 2019	May 5, 2018
Conversion rate	11.5493	11.3660	10.9409
Conversion price	$86.5853	$87.9817	$91.4002
Potential impact of preferred shares if-converted to common shares	7.2	7.1	6.8
Liquidation preference	$632.8	$632.8	$632.8
In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the preferred shares carrying value, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $4.4 million as of May 4, 2019 (February 2, 2019 and May 5, 2018: $4.0 million and $2.7 million, respectively).
Accretion of $0.4 million was recorded to preferred shares in the condensed consolidated balance sheets during the 13 weeks ended May 4, 2019 ($0.4 million for the 13 weeks ended May 5, 2018).

7. Shareholders’ equity
Share repurchases
Common shares repurchased during the 13 weeks ended May 4, 2019 and May 5, 2018 were as follows:

		13 weeks ended May 4, 2019			13 weeks ended May 5, 2018
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	—	$—	$—	0.2	$9.4	$38.86
2016 Program(2)	$1,375.0	n/a	n/a	n/a	1.3	$50.6	$39.76
Total		—	$—	$—	1.5	$60.0	$39.62

(1)	The 2017 Program had $165.6 million remaining as of May 4, 2019.

(2)	The 2016 Program was completed in March 2018.

n/a	Not applicable.
Dividends on common shares
Dividends declared on common shares during the 13 weeks ended May 4, 2019 and May 5, 2018 were as follows:

	Fiscal 2020		Fiscal 2019
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter(1)	$0.37	$19.3	$0.37	$21.8

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 4, 2019 and May 5, 2018, $19.3 million and $21.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the first quarter of Fiscal 2020 and Fiscal 2019, respectively.

Dividends on preferred shares
Dividends declared on preferred shares during the 13 weeks ended May 4, 2019 and May 5, 2018 were as follows:

	Fiscal 2020		Fiscal 2019
(in millions)	Cash dividend per share	Total cash dividends	Cash dividend per share	Total cash dividends
First quarter(1)	$12.50	$7.8	$12.50	$7.8

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 4, 2019 and May 5, 2018, $7.8 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the first quarter of Fiscal 2020 and Fiscal 2019, respectively.

There were no cumulative undeclared dividends on the preferred shares that reduced net income (loss) attributable to common shareholders during the 13 weeks ended May 4, 2019 or May 5, 2018. In addition, deemed dividends of $0.4 million related to accretion of issuance costs associated with the preferred shares was recognized during the 13 weeks ended May 4, 2019 ($0.4 million for the 13 weeks ended May 5, 2018). See Note 6 for additional discussion of the Company’s preferred shares.
8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 4, 2019	May 5, 2018
Numerator:
Net income (loss) attributable to common shareholders	$(18.2)	$(504.8)
Denominator:
Weighted average common shares outstanding	51.6	59.5
EPS – basic	$(0.35)	$(8.48)

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
The computation of diluted EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 4, 2019	May 5, 2018
Numerator:
Net income (loss) attributable to common shareholders	$(18.2)	$(504.8)
Numerator for diluted EPS	$(18.2)	$(504.8)

Denominator:
Weighted average common shares outstanding	51.6	59.5
Diluted weighted average common shares outstanding	51.6	59.5

EPS – diluted	$(0.35)	$(8.48)
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

	13 weeks ended
(in millions)	May 4, 2019	May 5, 2018
Share awards	1.1	0.5
Potential impact of preferred shares	7.2	6.8
Total anti-dilutive shares	8.3	7.3

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at February 2, 2019	$(248.4)	$(0.5)	$4.0	$(53.8)	$(4.1)	$(302.8)
Other comprehensive income (loss) (“OCI”) before reclassifications	(2.0)	0.3	(3.2)	—	—	(4.9)
Amounts reclassified from AOCI to net income	—	—	(0.4)	0.2	—	(0.2)
Net current period OCI	(2.0)	0.3	(3.6)	0.2	—	(5.1)
Balance at May 4, 2019	$(250.4)	$(0.2)	$0.4	$(53.6)	$(4.1)	$(307.9)
The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	May 4, 2019	May 5, 2018	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$(0.3)	$0.3	Cost of sales (see Note 15)
Interest rate swaps	(0.6)	(0.3)	Interest expense, net (see Note 15)
Commodity contracts	0.4	(0.5)	Cost of sales (see Note 15)
Total before income tax	(0.5)	(0.5)
Income taxes	0.1	0.2
Net of tax	(0.4)	(0.3)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.3	0.3	Other non-operating income
Amortization of unrecognized net prior service credits	—	(0.1)	Other non-operating income
Total before income tax	0.3	0.2
Income taxes	(0.1)	—
Net of tax	0.2	0.2

Total reclassifications, net of tax	$(0.2)	$(0.1)
10. Income taxes

	13 weeks ended
	May 4, 2019	May 5, 2018
Effective tax rate before discrete items	14.7%	28.3%
Discrete items recognized	(1.7)%	(13.5)%
Effective tax rate recognized in statement of operations	13.0%	14.8%
During the 13 weeks ended May 4, 2019, the Company’s effective tax rate was lower than the US federal income tax rate primarily due to the favorable impact of foreign tax rate differences and benefits from global reinsurance arrangements. The forecasted annual effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
There has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified as of February 2, 2019.

11. Accounts receivable
During Fiscal 2018, Signet announced a strategic initiative to outsource its North America private label credit card programs and sell the existing in-house finance receivables. In October 2017, Signet, through its subsidiary Sterling Jewelers Inc. (“Sterling”), completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity Bank (“Comenity”). In June 2018, the Company completed the sale of the non-prime in-house accounts receivable to CarVal Investors (“CarVal”) and the appointed minority party, Castlelake, L.P. (“Castlelake”).
In addition, for a five-year term, Signet will remain the issuer of non-prime credit with investment funds managed by CarVal and Castlelake purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Signet will hold the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counterparty in accordance with the agreements. Receivables issued by the Company but pending transfer to CarVal and Castlelake as of period end are classified as “held for sale” and included in the accounts receivable caption in the condensed consolidated balance sheets. As of May 4, 2019, the accounts receivable, held for sale were recorded at fair value. See Note 16 for additional information regarding the assumptions utilized in the calculation of fair value of the finance receivables held for sale.
The following table presents the components of Signet’s accounts receivable:

(in millions)	May 4, 2019	February 2, 2019	May 5, 2018
Accounts receivable, held for investment	$15.3	$19.5	$6.8
Accounts receivable, held for sale	$7.8	$4.2	$484.6
Accounts receivable	$23.1	$23.7	$491.4
In March 2018, the eligible non-prime in-house accounts receivables that met the criteria for sale were reclassified from "held for investment" to "held for sale". Accordingly, the receivables were recorded at the lower of cost (par) or fair value as of the date of the reclassification with subsequent adjustments to the asset fair value as required through the closing date of the transaction. During the 13 weeks ended May 5, 2018, total valuation losses of $141.0 million and other transacted-related costs of $2.1 million were recorded within credit transaction, net in the condensed consolidated statement of operations.
Accounts receivable, held for investment is comprised primarily of accounts receivable related to the insurance loss replacement business in the International segment and receivables related to the sale of diamonds from its polishing factory deemed unsuitable for Signet's needs in the Other segment.
12. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	May 4, 2019	February 2, 2019	May 5, 2018
Raw materials	$74.2	$76.3	$69.7
Finished goods	2,320.0	2,310.6	2,359.3
Total inventories	$2,394.2	$2,386.9	$2,429.0
As of May 4, 2019, inventory reserves were $84.7 million (February 2, 2019 and May 5, 2018: $95.3 million and $41.4 million, respectively).
13. Leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Signet determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other amounts paid under operating leases, such as taxes and common area maintenance, are charged to selling, general and administrative expenses as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Further, certain leases provide for variable rent increases based on indexes specified within the lease agreement. As the contingent rent and variable increases are not measurable at inception, the amounts are excluded from minimum rent and the calculation of the operating lease liability. These amounts are included in variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and non-current operating lease liabilities in the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, Signet uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Lease terms, which include the period of the lease that can not be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
Weighted average lease term and discount rate were as follows:

May 4, 2019
Weighted average remaining lease term (in years)	7.3
Weighted average discount rate	5.5%
Total lease costs for operating leases are as follows:

13 weeks ended
(in millions)	May 4, 2019
Operating lease cost	$114.4
Short-term lease cost	7.8
Variable lease cost	26.6
Sublease income	(0.7)
Total lease cost	$148.1
Payments arising from operating lease activity and variable and short-term lease payments not included within the operating lease liability are included as operating activities on the Company’s condensed consolidated statement of cash flows. Operating lease payments representing costs to ready an asset for its intended use are represented within investing activities within the Company’s condensed consolidated statements of cash flows.
Supplemental cash flow information related to leases was as follows:

13 weeks ended
(in millions)	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118.0
Operating lease right-of-use assets obtained in exchange for lease obligations	6.5
The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	May 4, 2019
Remainder of Fiscal 2020	$342.2
Fiscal 2021	416.0
Fiscal 2022	364.0
Fiscal 2023	311.7
Fiscal 2024	245.3
Thereafter	726.1
Total lease payments	$2,405.3
Less: Imputed interest	(457.0)
Present value of lease liabilities	$1,948.3

14. Goodwill and intangibles
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
Due to a sustained decline in the Company’s market capitalization during the 13 weeks ended May 5, 2018, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite-lived intangible assets. As part of the assessment, it was determined that an increase in the discount rate applied in the valuation was required to align with market-based assumptions and company-specific risk. This higher discount rate, in conjunction with revised long-term projections associated with finalizing certain initial aspects of the Company’s Path to Brilliance transformation plan, resulted in lower than previously projected long-term future cash flows for the reporting units which negatively affected the valuation compared to previous valuations. As a result of the interim impairment assessment, the Company recognized pre-tax impairment charges totaling $448.7 million in the 13 weeks ended May 5, 2018.
Due to a continued decline in the Company’s market capitalization during the 13 weeks ended February 2, 2019, the Company determined a triggering event had occurred that required additional interim impairment assessments for its reporting units and indefinite-lived intangible assets. The Company recognized additional pre-tax impairment charges totaling $286.7 million during the 13 weeks ended February 2, 2019 primarily related to revised long-term projections and a higher discount rate associated with James Allen.
Goodwill
During the first quarter of Fiscal 2019, the Company compared the fair value of each of its reporting units using a combination of discounted cash flow and guideline public company methodologies with their carrying value and concluded that a deficit existed. Accordingly, in the 13 weeks ended May 5, 2018, the Company recognized pre-tax impairment charges in operations of $308.8 million within its North America segment. Due to the second triggering event in the 13 weeks ended February 2, 2019 and using similar methodologies as the initial impairment assessment, the Company recognized additional pre-tax impairment charges in operations of $208.8 million and $3.6 million within its North America and Other segments, respectively.
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America	Other	Total
Balance at February 3, 2018	$818.1	$3.6	$821.7
Impairment	(517.6)	(3.6)	(521.2)
Impact of foreign exchange and other adjustments (1)	(3.9)	—	(3.9)
Balance at February 2, 2019	296.6	—	296.6
Impact of foreign exchange and other adjustments	(0.2)	—	(0.2)
Balance at May 4, 2019	$296.4	$—	$296.4

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
In conjunction with the interim goodwill impairment tests during Fiscal 2019, the Company reviewed its indefinite-lived intangible assets for potential impairment by calculating the fair values of the assets using the relief from royalty method and comparing the fair value to their respective carrying amounts. The interim impairment tests resulted in the determination that the fair values of indefinite-lived intangible assets related to certain Zales trade names were less than their carrying value. Accordingly, in the 13 weeks ended May 5, 2018, the Company recognized pre-tax impairment charges in operations of $139.9 million within its North America segment. Additionally, in conjunction with the interim goodwill impairment tests associated with the second triggering event in the fourth quarter of Fiscal 2019, the Company determined that the fair values of indefinite-lived intangible assets related to trade names, primarily James Allen, were less than their carrying value. Accordingly, in the 13 weeks ended February 2, 2019, the Company recognized pre-tax impairment charges in operations of $74.3 million within its North America segment.

The following table provides additional detail regarding the composition of intangible assets and liabilities:

	May 4, 2019			February 2, 2019			May 5, 2018
(in millions)	Gross carrying amount	Accumulated amortization(1)	Net carrying amount	Gross carrying amount	Accumulated amortization(1)	Net carrying amount	Gross carrying amount	Accumulated amortization(1)	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$53.0	$(50.2)	$2.8	$53.3	$(50.1)	$3.2	$53.5	$(47.2)	$6.3
Indefinite-lived intangible assets	475.1	(213.8)	261.3	475.9	(214.1)	261.8	476.6	(139.7)	336.9
Total intangible assets, net	$528.1	$(264.0)	$264.1	$529.2	$(264.2)	$265.0	$530.1	$(186.9)	$343.2

Intangible liabilities, net	$(113.7)	$93.8	$(19.9)	$(113.9)	$92.5	$(21.4)	$(114.1)	$87.1	$(27.0)

(1)	Accumulated amortization amounts related to the indefinite-lived intangible assets represents accumulated impairment losses recorded to date.
During the second quarter of Fiscal 2020, the Company observed a general decline in the market valuation of the Company’s common shares which could impact the assumptions used to perform an evaluation of its indefinite-lived intangible assets, including goodwill and trade names. As of the date of this report, the Company concluded that it was more likely than not that the estimated fair value of the reporting units and indefinite-lived trade names continues to exceed the carrying values. However, the Company will continue to monitor sales trends, interest rates, and other key inputs to the estimates of fair value. A further decline in the key inputs, especially sales trends used in the valuation of trade names, may result in an impairment charge.
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
The primary external sources of funding are a senior unsecured credit facility and senior unsecured notes as described in Note 17.
Interest rate risk
Signet has exposure to movements in interest rates associated with cash and borrowings. Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.

Interest rate swap (designated) — The Company entered into an interest rate swap in March 2015 with an aggregate notional amount of $300.0 million that matured in April 2019. Under this contract, the Company agreed to exchange, at specified intervals, the difference between fixed contract rates and floating rate interest amounts calculated by reference to the agreed notional amounts. This contract was entered into to reduce the consolidated interest rate risk associated with variable rate, long-term debt. The Company designated this derivative as a cash flow hedge of the variability in expected cash outflows for interest payments. During the term of the interest rate swap, the Company effectively converted a portion of its variable-rate senior unsecured term loan into fixed-rate debt.
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counter-parties failed to perform as contracted. Signet does not anticipate non-performance by counter-parties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of May 4, 2019, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of May 4, 2019 was $20.6 million (February 2, 2019 and May 5, 2018: $22.4 million and $22.2 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (February 2, 2019 and May 5, 2018: 12 months and 11 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of May 4, 2019 was $92.4 million (February 2, 2019 and May 5, 2018: $111.5 million and $104.3 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of May 4, 2019 was 92,000 ounces of gold (February 2, 2019 and May 5, 2018: 89,000 ounces and 5,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 20 months (February 2, 2019 and May 5, 2018: 20 months and 9 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counter-parties that meet certain minimum requirements under its counter-party risk assessment process. As of May 4, 2019, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	May 4, 2019	February 2, 2019	May 5, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$0.1	$0.4
Commodity contracts	Other current assets	0.8	4.3	0.1
Commodity contracts	Other assets	0.1	1.4	—
Interest rate swaps	Other assets	—	0.6	2.3
Total derivative assets		$0.9	$6.4	$2.8

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1.0	0.8	—
Total derivative assets		$1.9	$7.2	$2.8

	Fair value of derivative liabilities
(in millions)	Balance sheet location	May 4, 2019	February 2, 2019	May 5, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.1)	$(0.2)	$(0.2)
Commodity contracts	Other current liabilities	(0.3)	—	—
Commodity contracts	Other liabilities	(0.2)	—	—
		$(0.6)	$(0.2)	$(0.2)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—	(1.0)
Total derivative liabilities		$(0.6)	$(0.2)	$(1.2)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	May 4, 2019	February 2, 2019	May 5, 2018
Foreign currency contracts	$0.4	$0.7	$(0.8)
Commodity contracts	0.1	4.0	1.1
Interest rate swaps	—	0.6	2.3
Gains (losses) recorded in AOCI	$0.5	$5.3	$2.6
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated statement of operations:
Foreign currency contracts

		13 weeks ended
(in millions)	Statement of operations caption	May 4, 2019	May 5, 2018
(Losses) gains recorded in AOCI, beginning of period		$0.7	$(2.4)
Current period gains (losses) recognized in OCI		—	1.3
Losses (gains) reclassified from AOCI to net income	Cost of sales	(0.3)	0.3
Gains recorded in AOCI, end of period		$0.4	$(0.8)

Commodity contracts

		13 weeks ended
(in millions)	Statement of operations caption	May 4, 2019	May 5, 2018
Gains (losses) recorded in AOCI, beginning of period		$4.0	$1.4
Current period gains (losses) recognized in OCI		(4.3)	0.2
Gains reclassified from AOCI to net income	Cost of sales	0.4	(0.5)
Gains (losses) recorded in AOCI, end of period		$0.1	$1.1
Interest rate swaps

		13 weeks ended
(in millions)	Statement of operations caption	May 4, 2019	May 5, 2018
Gains recorded in AOCI, beginning of period		$0.6	$2.2
Current period gains (losses) recognized in OCI		—	0.4
(Gains) losses reclassified from AOCI to net income	Interest expense, net	(0.6)	(0.3)
Gains recorded in AOCI, end of period		$—	$2.3
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 weeks ended May 4, 2019 and May 5, 2018. Based on current valuations, the Company expects approximately $0.5 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statement of operations:

		13 weeks ended
(in millions)	Statement of operations caption	May 4, 2019	May 5, 2018
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$1.1	$(4.8)
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	May 4, 2019			February 2, 2019			May 5, 2018
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$7.7	$7.7	$—	$4.7	$4.7	$—	$7.3	$7.3	$—
Corporate equity securities	2.6	2.6	—	2.4	2.4	—	4.3	4.3	—
Foreign currency contracts	1.0	—	1.0	0.9	—	0.9	0.4	—	0.4
Commodity contracts	0.9	—	0.9	5.7	—	5.7	0.1	—	0.1
Interest rate swaps	—	—	—	0.6	—	0.6	2.3	—	2.3
US government agency securities	4.0	—	4.0	2.5	—	2.5	4.7	—	4.7
Corporate bonds and notes	6.6	—	6.6	5.2	—	5.2	10.6	—	10.6
Total assets	$22.8	$10.3	$12.5	$22.0	$7.1	$14.9	$29.7	$11.6	$18.1

Liabilities:
Foreign currency contracts	$(0.1)	$—	$(0.1)	$(0.2)	$—	$(0.2)	$(1.2)	$—	$(1.2)
Commodity contracts	(0.5)	—	(0.5)	—	—	—	—	—	—
Total liabilities	$(0.6)	$—	$(0.6)	$(0.2)	$—	$(0.2)	$(1.2)	$—	$(1.2)
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
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price is contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset related to this deferred payment within other assets at fair value and will adjust the asset to fair value in each subsequent period through the performance period through AOCI until settled. This estimated fair value was derived from a discounted cash flow model using unobservable inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. As of May 4, 2019, the fair value of the deferred payment was $19.3 million, which is recorded within other assets on the condensed consolidated balance sheets. See Note 11 for additional information.
Goodwill and other indefinite-lived intangible assets, are evaluated for impairment annually or more frequently if events or conditions indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. During the 13 weeks ended May 5, 2018, the Company performed an interim impairment test for goodwill and indefinite-lived intangible assets. The fair value was calculated using a combination of discounted cash flow and guideline public company methodologies for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value of goodwill and indefinite-lived intangible assets is a Level 3 valuation based on certain unobservable inputs including projected cash flows and estimated risk-adjusted rates of return that would be utilized by market participants in valuing these assets or prices of similar assets. See Note 14 for additional information.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, income taxes and the revolving credit facility approximate fair value because of the short-term maturity of these amounts.

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

	May 4, 2019		February 2, 2019		May 5, 2018
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$395.5	$363.4	$395.3	$340.3	$394.6	$382.3
Term loan (Level 2)	284.5	286.0	293.0	294.9	317.0	319.5
Total	$680.0	$649.4	$688.3	$635.2	$711.6	$701.8
17. Loans, overdrafts and long-term debt

(in millions)	May 4, 2019	February 2, 2019	May 5, 2018
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$399.1	$399.0	$398.9
Senior unsecured term loan	286.0	294.9	319.5
Revolving credit facility	—	—	40.0
Bank overdrafts	2.7	40.1	0.3
Total debt	$687.8	$734.0	$758.7
Less: Current portion of loans and overdrafts	(43.7)	(78.8)	(72.3)
Less: Unamortized capitalized debt issuance fees	(5.1)	(5.6)	(6.7)
Total long-term debt	$639.0	$649.6	$679.7
Revolving credit facility and term loan (the “Credit Facility”)
The Company’s Credit Facility contains a $700 million senior unsecured multi-currency multi-year revolving credit facility and a $357.5 million senior unsecured term loan facility. The maturity date for the Credit Facility, including both individual facilities disclosed above, is July 2021.
Deferred financing fees associated with the revolving credit facility as of May 4, 2019 total $2.6 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of May 4, 2019 was $1.7 million (February 2, 2019 and May 5, 2018: $1.6 million and $1.3 million, respectively). Amortization relating to these fees of $0.1 million was recorded as interest expense in the condensed consolidated statement of operations for the 13 weeks ended May 4, 2019 ($0.1 million for the 13 weeks ended May 5, 2018). As of May 4, 2019, February 2, 2019 and May 5, 2018, the Company had stand-by letters of credit outstanding of $14.6 million, $14.6 million and $14.5 million, respectively, that reduce remaining borrowing availability. The revolving credit facility was not utilized during the 13 weeks ended May 4, 2019. The revolving credit facility had a weighted average interest rate of 3.30% during the 13 weeks ended May 5, 2018.
Deferred financing fees associated with the term loan facility as of May 4, 2019 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of May 4, 2019 was $4.7 million (February 2, 2019 and May 5, 2018: $4.3 million and $3.7 million, respectively). Amortization relating to these fees of $0.4 million was recorded as interest expense in the condensed consolidated statement of operations for the 13 weeks ended May 4, 2019 ($0.2 million for the 13 weeks ended May 5, 2018). Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 15, the term loan had a weighted average interest rate of 4.37% and 3.10% during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively.
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

Deferred financing fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of May 4, 2019 was $3.4 million (February 2, 2019 and May 5, 2018: $3.3 million and $2.7 million, respectively). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to these fees of $0.1 million was recorded as interest expense in the condensed consolidated statement of operations for the 13 weeks ended May 4, 2019 ($0.1 million for the 13 weeks ended May 5, 2018).
Other
As of May 4, 2019, February 2, 2019 and May 5, 2018, the Company was in compliance with all debt covenants.
18. Warranty reserve
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

	13 weeks ended
(in millions)	May 4, 2019	May 5, 2018
Warranty reserve, beginning of period	$33.2	$37.2
Warranty expense	3.5	1.4
Utilized(1)	(2.9)	(3.0)
Warranty reserve, end of period	$33.8	$35.6

(1)	Includes impact of foreign exchange translation.

(in millions)	May 4, 2019	February 2, 2019	May 5, 2018
Disclosed as:
Current liabilities	$10.1	$10.0	$11.0
Non-current liabilities	23.7	23.2	24.6
Total warranty reserve	$33.8	$33.2	$35.6
19. Share-based compensation
Signet recorded share-based compensation expense of $4.0 million for the 13 weeks ended May 4, 2019 related to the Omnibus Plan and Share Saving Plans ($1.8 million for the 13 weeks ended May 5, 2018).
20. Commitments and contingencies
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion.  On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015, which SJI opposed. April 27, 2015, the arbitrator issued an order denying the Claimants’ Motion. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015, which Claimants opposed. On November 16,

2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the District Court’s November 16, 2015 Opinion and Order. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit, which Claimants opposed. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016.SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims, which SJI opposed. On June 15, 2015, the arbitrator granted the Claimants’ motion. On March 6, 2017, Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice, which SJI opposed The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016, which Claimants opposed. On April 5, 2016, the arbitrator denied SJI’s Motion. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, which Claimants opposed. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals, which Claimant’s opposed. On June 1, 2017, the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016, and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016, which Claimants opposed. The matter was fully briefed and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. Approximately, 10,314 current and former employees submitted consent forms to opt in to the collective action; however, some have withdrawn their consents. The number of valid consents is disputed and yet to be determined. SJI believes the number of valid consents to be approximately 9,124. On July 24, 2017, the United States Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The matter was fully briefed and an oral argument was heard on October 16, 2017. On January 15, 2018, District Court granted SJI’s Motion finding that the Arbitrator exceeded her authority by binding non-parties (absent class members) to the Title VII claim. The District Court further held that the RESOLVE Agreement does not permit class action procedures, thereby, reducing the Claimants in the Title VII matter from 70,000 to 254. Claimants dispute that the number of claimants in the Title VII is 254. On January 18, 2018, the Claimants filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. The appeal was fully briefed and oral argument before the Second Circuit occurred on May 7, 2018. SJI currently awaits the Second Circuit’s decision on this appeal. On May 17, 2019, SJI submitted a Rule 28(j) letter to the Second Circuit addressing the effects of the Supreme Court’s ruling in Lamps Plus, Inc. v. Varela, No. 17-988 (S. Ct. Apr. 24, 2019), on the pending appeal. The Second Circuit then issued an order directing the parties to submit additional arguments on that issue, which have been submitted. On November 10, 2017, SJI filed in the arbitration motions for summary judgment, and for decertification, of Claimants’ Equal Pay Act and Title VII promotions claims. On January 30, 2018, oral argument on SJI’s motions was heard. On January 26, 2018, SJI filed a Motion to Vacate The Equal Pay Act Collective Action Award And Tolling Order asserting that the Arbitrator exceeded her authority by conditionally certifying the Equal Pay Act claim and allowing the absent claimants to opt-in the litigation. On March 12, 2018, the Arbitrator denied SJI’s Motion to Vacate The Equal Pay Act Collective Action Award and Tolling Order. SJI still has a pending motion seeking decertification of the EPA Collective Action before the Arbitrator. On March 19, 2018, the Arbitrator issued an Order partially granting SJI’s Motion to Amend the Arbitrator’s November 2, 2017, Bifurcated Seventh Amended Case Management Plan resulting in a continuance of the May 14, 2018 trial date. A new trial date has not been set.
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
On March 27, 2019, two actions were filed in the U.S. District Court for the Southern District of New York by investment funds that allegedly purchased the Company’s stock. The actions are captioned Pennant Master Fund LP et al. v. Signet Jewelers et al., Civ. No. 19-2757, and The Alger Funds et al. v. Signet Jewelers et al., Civ. No. 19-2758, and name the Company and its current and former Chief Executive Officers and Chief Financial Officers as defendants. Both complaints allege violations of Sections 10(b), 18, and 20(a) of the Securities Exchange Act of 1934, and common law fraud, based on alleged misstatements and omissions concerning the Company’s credit portfolio. These claims are substantially the same as the credit-related claims in the Consolidated Action, except that the Pennant action alleges misstatements for the period August 29, 2013, to June 2, 2016, and the Alger Funds action alleges misstatements for the period August 29, 2013, to August 25, 2016. On May 14, 2019, and May 29, 2019, the Court entered orders staying the Alger Funds and Pennant actions, respectively, until entry of final judgment in the Consolidated Action.
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
Regulatory Matters
On January 16, 2019, Sterling Jewelers Inc., (“Sterling”), a wholly owned subsidiary of Company, without admitting or denying any of the allegations, findings of fact, or conclusions of law (except to establish jurisdiction), entered into a Consent Order with the Consumer Financial Protection Bureau (the "CFPB") and New York Attorney General (the “NY AG”) settling a previously disclosed investigation of certain in-store credit practices, promotions, and payment protection products (the "Consent Order").  Among other things, the Consent Order requires Sterling to (i) submit an accurate written compliance report to the CFPB; (ii) pay an $10,000,000 civil money penalty to the CFPB;  (iii) pay a $1,000,000 civil money penalty to the NY AG: and (iv) maintain policies and procedures related to the issuance of credit cards, including with respect to credit applications, credit financing terms and conditions, and any related add-on products that are reasonably designed to ensure consumer knowledge or consent.  All payments required by the Consent Order were made in February 2019.  We continue to work to ensure compliance with the Consent Order, which may result in us incurring additional costs. See Item 1A of Signet’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on April 3, 2019 for risks relating to the CFPB and our continued compliance with the Consent Order.

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

Condensed Consolidated Statement of Operations
For the 13 weeks ended May 4, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,316.9	$114.8	$—	$1,431.7
Cost of sales	—	—	(854.0)	(78.3)	—	(932.3)
Gross margin	—	—	462.9	36.5	—	499.4
Selling, general and administrative expenses	—	—	(462.4)	(12.8)	—	(475.2)
Restructuring charges	—	—	(25.8)	(1.0)	—	(26.8)
Other operating income (loss), net	—	—	(0.1)	0.1	—	—
Operating income (loss)	—	—	(25.4)	22.8	—	(2.6)
Intra-entity interest income (expense)	(0.7)	4.7	(48.4)	44.4	—	—
Interest expense, net	—	(5.0)	(4.3)	0.1	—	(9.2)
Other non-operating income	—	—	0.3	—	—	0.3
Income (loss) before income taxes	(0.7)	(0.3)	(77.8)	67.3	—	(11.5)
Income taxes	—	0.1	8.8	(7.4)	—	1.5
Equity in income (loss) of subsidiaries	(9.3)	—	(79.7)	(65.4)	154.4	—
Net income (loss)	$(10.0)	$(0.2)	$(148.7)	$(5.5)	$154.4	$(10.0)
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$(18.2)	$(0.2)	$(148.7)	$(5.5)	$154.4	$(18.2)

Condensed Consolidated Statement of Operations
For the 13 weeks ended May 5, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,356.5	$124.1	$—	$1,480.6
Cost of sales	—	—	(936.3)	(59.5)	—	(995.8)
Gross margin	—	—	420.2	64.6	—	484.8
Selling, general and administrative expenses	(0.1)	—	(444.4)	(38.3)	—	(482.8)
Credit transaction, net	—	—	(143.1)	—	—	(143.1)
Restructuring charges	—	—	(5.5)	(1.0)	—	(6.5)
Goodwill and intangible impairments	—	—	(448.7)	—	—	(448.7)
Other operating income (loss), net	(0.1)	—	22.6	(0.4)	—	22.1
Operating income (loss)	(0.2)	—	(598.9)	24.9	—	(574.2)
Intra-entity interest income (expense)	(0.7)	4.7	(44.8)	40.8	—	—
Interest expense, net	—	(4.9)	(4.0)	—	—	(8.9)
Other non-operating income	—	—	0.6	—	—	0.6
Income (loss) before income taxes	(0.9)	(0.2)	(647.1)	65.7	—	(582.5)
Income taxes	—	—	79.4	6.5	—	85.9
Equity in income (loss) of subsidiaries	(495.7)	—	(565.1)	(567.9)	1,628.7	—
Net income (loss)	$(496.6)	$(0.2)	$(1,132.8)	$(495.7)	$1,628.7	$(496.6)
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$(504.8)	$(0.2)	$(1,132.8)	$(495.7)	$1,628.7	$(504.8)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended May 4, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(10.0)	$(0.2)	$(148.7)	$(5.5)	$154.4	$(10.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.0)	—	(2.0)	—	2.0	(2.0)
Available-for-sale securities:
Unrealized gain	0.3	—	—	0.3	(0.3)	0.3
Cash flow hedges:
Unrealized gain	(3.2)	—	(3.2)	—	3.2	(3.2)
Reclassification adjustment for gains to net income	(0.4)	—	(0.4)	—	0.4	(0.4)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.2	—	0.2	—	(0.2)	0.2
Total other comprehensive income (loss)	(5.1)	—	(5.4)	0.3	5.1	(5.1)
Total comprehensive income (loss)	$(15.1)	$(0.2)	$(154.1)	$(5.2)	$159.5	$(15.1)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended May 5, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(496.6)	$(0.2)	$(1,132.8)	$(495.7)	$1,628.7	$(496.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21.7)	—	(21.5)	(0.2)	21.7	(21.7)
Available-for-sale securities:
Unrealized gain	(0.2)	—	—	(0.2)	0.2	(0.2)
Impact from adoption of new accounting pronouncements(1)	(0.8)	—	—	(0.8)	0.8	(0.8)
Cash flow hedges:
Unrealized gain	1.5	—	1.5	—	(1.5)	1.5
Reclassification adjustment for gains to net income	(0.3)	—	(0.3)	—	0.3	(0.3)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.3	—	0.3	—	(0.3)	0.3
Reclassification adjustment to net income for amortization of net prior service credits	(0.1)	—	(0.1)	—	0.1	(0.1)
Total other comprehensive income	(21.3)	—	(20.1)	(1.2)	21.3	(21.3)
Total comprehensive income (loss)	$(517.9)	$(0.2)	$(1,152.9)	$(496.9)	$1,650.0	$(517.9)

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-1.

Condensed Consolidated Balance Sheet
May 4, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.4	$0.1	$133.7	$60.9	$—	$195.1
Accounts receivable	—	—	13.4	9.7	—	23.1
Intra-entity receivables, net	—	11.8	30.7	297.2	(339.7)	—
Other current assets	—	—	171.8	33.7	—	205.5
Income taxes	—	—	4.3	0.5	—	4.8
Inventories	—	—	2,309.0	85.2	—	2,394.2
Total current assets	0.4	11.9	2,662.9	487.2	(339.7)	2,822.7
Non-current assets:
Property, plant and equipment, net	—	—	765.5	10.6	—	776.1
Operating lease right-of-use assets	—	—	1,814.7	8.1	—	1,822.8
Goodwill	—	—	206.1	90.3	—	296.4
Intangible assets, net	—	—	243.3	20.8	—	264.1
Investment in subsidiaries	2,144.9	—	(96.3)	(382.4)	(1,666.2)	—
Intra-entity receivables, net	—	400.0	—	2,583.0	(2,983.0)	—
Other assets	—	—	165.9	23.3	—	189.2
Deferred tax assets	—	—	25.9	(3.9)	—	22.0
Total assets	$2,145.3	$411.9	$5,788.0	$2,837.0	$(4,988.9)	$6,193.3
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$44.4	$—	$—	$43.7
Accounts payable	—	—	176.1	62.2	—	238.3
Intra-entity payables, net	339.7	—	—	—	(339.7)	—
Accrued expenses and other current liabilities	28.5	7.1	362.0	22.6	—	420.2
Deferred revenue	—	—	266.7	10.3	—	277.0
Operating lease liabilities	—	—	357.0	1.9	—	358.9
Income taxes	—	—	23.8	0.3	—	24.1
Total current liabilities	368.2	6.4	1,230.0	97.3	(339.7)	1,362.2
Non-current liabilities:
Long-term debt	—	396.2	242.8	—	—	639.0
Intra-entity payables, net	—	—	2,983.0	—	(2,983.0)	—
Operating lease liabilities	—	—	1,583.2	6.2	—	1,589.4
Other liabilities	—	—	121.4	4.6	—	126.0
Deferred revenue	—	—	699.6	—	—	699.6
Total liabilities	368.2	402.6	6,860.0	108.1	(3,322.7)	4,416.2
Series A redeemable convertible preferred shares	615.7	—	—	—	—	615.7
Total shareholders’ equity (deficit)	1,161.4	9.3	(1,072.0)	2,728.9	(1,666.2)	1,161.4
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,145.3	$411.9	$5,788.0	$2,837.0	$(4,988.9)	$6,193.3

Condensed Consolidated Balance Sheet
February 2, 2019

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$146.7	$48.4	$—	$195.4
Accounts receivable	—	—	14.3	9.4	—	23.7
Intra-entity receivables, net	—	7.9	83.4	220.0	(311.3)	—
Other current assets	—	—	215.9	28.1	—	244.0
Income taxes	—	—	5.1	0.7	—	5.8
Inventories	—	—	2,302.6	84.3	—	2,386.9
Total current assets	0.2	8.0	2,768.0	390.9	(311.3)	2,855.8
Non-current assets:
Property, plant and equipment, net	—	—	789.6	10.9	—	800.5
Goodwill	—	—	206.3	90.3	—	296.6
Intangible assets, net	—	—	244.0	21.0	—	265.0
Investment in subsidiaries	2,155.7	—	(15.7)	(305.5)	(1,834.5)	—
Intra-entity receivables, net	—	400.0	—	2,588.0	(2,988.0)	—
Other assets	—	—	164.0	17.2	—	181.2
Deferred tax assets	—	—	24.5	(3.5)	—	21.0
Total assets	$2,155.9	$408.0	$4,180.7	$2,809.3	$(5,133.8)	$4,420.1
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$79.5	$—	$—	$78.8
Accounts payable	—	—	119.7	34.0	—	153.7
Intra-entity payables, net	311.3	—	—	—	(311.3)	—
Accrued expenses and other current liabilities	27.7	2.4	450.4	22.3	—	502.8
Deferred revenue	—	—	257.6	12.4	—	270.0
Income taxes	—	0.8	26.4	0.5	—	27.7
Total current liabilities	339.0	2.5	933.6	69.2	(311.3)	1,033.0
Non-current liabilities:
Long-term debt	—	396.0	253.6	—	—	649.6
Intra-entity payables, net	—	—	2,988.0	—	(2,988.0)	—
Other liabilities	—	—	219.4	4.7	—	224.1
Deferred revenue	—	—	696.5	—	—	696.5
Deferred tax liabilities	—	—	—	—	—	—
Total liabilities	339.0	398.5	5,091.1	73.9	(3,299.3)	2,603.2
Series A redeemable convertible preferred shares	615.3	—	—	—	—	615.3
Total shareholders’ equity (deficit)	1,201.6	9.5	(910.4)	2,735.4	(1,834.5)	1,201.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,155.9	$408.0	$4,180.7	$2,809.3	$(5,133.8)	$4,420.1

Condensed Consolidated Balance Sheet
May 5, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.3	$0.1	$102.5	$50.0	$—	$153.9
Accounts receivable	—	—	490.4	1.0	—	491.4
Intra-entity receivables, net	—	7.8	—	237.3	(245.1)	—
Other current assets	—	—	208.6	28.2	—	236.8
Income taxes	—	—	32.0	23.2	—	55.2
Inventories	—	—	2,360.6	68.4	—	2,429.0
Total current assets	1.3	7.9	3,194.1	408.1	(245.1)	3,366.3
Non-current assets:
Property, plant and equipment, net	—	—	839.7	7.5	—	847.2
Goodwill	—	—	206.4	302.7	—	509.1
Intangible assets, net	—	—	268.4	74.8	—	343.2
Investment in subsidiaries	2,571.8	—	579.4	15.6	(3,166.8)	—
Intra-entity receivables, net	—	400.0	—	2,825.0	(3,225.0)	—
Other assets	—	—	176.4	29.9	—	206.3
Deferred tax assets	—	—	0.8	—	—	0.8
Total assets	$2,573.1	$407.9	$5,265.2	$3,663.6	$(6,636.9)	$5,272.9
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$73.0	$—	$—	$72.3
Accounts payable	—	—	257.2	30.3	—	287.5
Intra-entity payables, net	36.3	—	208.8	—	(245.1)	—
Accrued expenses and other current liabilities	30.2	7.1	403.7	22.7	—	463.7
Deferred revenue	—	—	272.1	12.8	—	284.9
Total current liabilities	66.5	6.4	1,214.8	65.8	(245.1)	1,108.4
Non-current liabilities:
Long-term debt	—	395.4	284.3	—	—	679.7
Intra-entity payables, net	—	—	3,225.0	—	(3,225.0)	—
Other liabilities	—	—	231.5	5.0	—	236.5
Deferred revenue	—	—	667.5	—	—	667.5
Deferred tax liabilities	—	—	57.5	16.7	—	74.2
Total liabilities	66.5	401.8	5,680.6	87.5	(3,470.1)	2,766.3
Series A redeemable convertible preferred shares	614.0	—	—	—	—	614.0
Total shareholders’ equity (deficit)	1,892.6	6.1	(415.4)	3,576.1	(3,166.8)	1,892.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,573.1	$407.9	$5,265.2	$3,663.6	$(6,636.9)	$5,272.9

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended May 4, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.1)	$3.9	$9.3	$92.3	$—	$105.4
Investing activities
Purchase of property, plant and equipment	—	—	(24.6)	—	—	(24.6)
Purchase of available-for-sale securities	—	—	—	(6.1)	—	(6.1)
Proceeds from available-for-sale securities	—	—	—	0.3	—	0.3
Net cash provided by (used in) investing activities	—	—	(24.6)	(5.8)	—	(30.4)
Financing activities
Dividends paid on common shares	(19.2)	—	—	—	—	(19.2)
Dividends paid on redeemable convertible preferred shares	(7.8)	—	—	—	—	(7.8)
Repayments of term and bridge loans	—	—	(8.9)	—	—	(8.9)
Repayments of bank overdrafts	—	—	(37.3)	—	—	(37.3)
Other financing activities	(1.5)	—	—	—	—	(1.5)
Intra-entity activity, net	28.8	(3.9)	49.2	(74.1)	—	—
Net cash provided by (used in) financing activities	0.3	(3.9)	3.0	(74.1)	—	(74.7)
Cash and cash equivalents at beginning of period	0.2	0.1	146.7	48.4	—	195.4
Increase (decrease) in cash and cash equivalents	0.2	—	(12.4)	12.5	—	0.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.6)	—	—	(0.6)
Cash and cash equivalents at end of period	$0.4	$0.1	$133.7	$60.9	$—	$195.1

Condensed Consolidated Statement of Cash Flows
For the 13 weeks ended May 5, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61.2	$4.9	$(68.0)	$93.4	$(63.6)	$27.9
Investing activities
Purchase of property, plant and equipment	—	—	(25.9)	(0.2)	—	(26.1)
Purchase of available-for-sale securities	—	—	—	(0.4)	—	(0.4)
Proceeds from available-for-sale securities	—	—	—	1.1	—	1.1
Net cash provided by (used in) investing activities	—	—	(25.9)	0.5	—	(25.4)
Financing activities
Dividends paid on common shares	(18.8)	—	—	—	—	(18.8)
Dividends paid on redeemable convertible preferred shares	(7.8)	—	—	—	—	(7.8)
Intra-entity dividends paid	—	—	—	(63.6)	63.6	—
Repurchase of common shares	(60.0)	—	—	—	—	(60.0)
Proceeds from term and bridge loans	—	—	(6.7)	—	—	(6.7)
Proceeds from revolving credit facility	—	—	40.0	—	—	40.0
Repayments of revolving credit facility	—	—	(13.9)	—	—	(13.9)
Other financing activities	(2.1)	—	—	—	—	(2.1)
Intra-entity activity, net	27.1	(4.9)	30.8	(53.0)	—	—
Net cash provided by (used in) financing activities	(61.6)	(4.9)	50.2	(116.6)	63.6	(69.3)
Cash and cash equivalents at beginning of period	1.7	0.1	150.5	72.8	—	225.1
Increase (decrease) in cash and cash equivalents	(0.4)	—	(43.7)	(22.7)	—	(66.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.3)	(0.1)	—	(4.4)
Cash and cash equivalents at end of period	$1.3	$0.1	$102.5	$50.0	$—	$153.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including, but not limited to: our ability to implement Signet's transformation initiative; the effect of US federal tax reform and adjustments relating to such impact on the completion of our quarterly and year-end financial statements; changes in interpretation or assumptions, and/or updated regulatory guidance regarding the US federal tax reform; the benefits and outsourcing of the credit portfolio sale including technology disruptions, future financial results and operating results; deterioration in the performance of individual businesses or of the company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, including tax consequences related thereto, especially in view of the company’s recent market valuation; our ability to successfully integrate Zale Corporation and R2Net’s operations and to realize synergies from the Zale and R2Net transactions; general economic conditions; potential regulatory changes, global economic conditions or other developments related to the United Kingdom’s announced intention to negotiate a formal exit from the European Union; a decline in consumer spending or deterioration in consumer financial position; the merchandising, pricing and inventory policies followed by Signet; Signet’s relationships with suppliers and ability to obtain merchandise that customers wish to purchase; the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade; the reputation of Signet and its banners; the level of competition and promotional activity in the jewelry sector; the cost and availability of diamonds, gold and other precious metals; changes in the supply and consumer acceptance of gem quality lab created diamonds; regulations relating to customer credit; seasonality of Signet’s business; the success of recent changes in Signet’s executive management team; the performance of and ability to recruit, train, motivate and retain qualified sales associates; the impact of weather-related incidents on Signet’s business, financial market risks; exchange rate fluctuations; changes in Signet’s credit rating; changes in consumer attitudes regarding jewelry; management of social, ethical and environmental risks; the development and maintenance of Signet’s OmniChannel retailing; the ability to optimize Signet’s real estate footprint; security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems; changes in assumptions used in making accounting estimates relating to items such as credit outsourcing fees, extended service plans and pensions; risks related to Signet being a Bermuda corporation; the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors; Signet’s ability to protect its intellectual property; changes in taxation benefits, rules or practices in the US and jurisdictions in which Signet’s subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce; and an adverse development in legal or regulatory proceedings or tax matters, any new regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” section of Signet’s Fiscal 2019 Annual Report on Form 10-K filed with the SEC on April 3, 2019 and Part II, Item 1A of this Form 10-Q. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
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

The Company, with 3,300 stores and kiosks as of May 4, 2019, manages its business by geography, a description of which follows:

•	The North America segment operated 2,703 locations in the US and 124 locations in Canada as of May 4, 2019.

◦
In the US, the segment primarily operates in malls and off-mall locations under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); James Allen; and a variety of mall-based regional banners. Additionally, in the US, the segment operates mall-based kiosks under the Piercing Pagoda banner.

◦	In Canada, the segment primarily operates under the Peoples banner (Peoples Jewellers), as well as the Mappins Jewellers regional banner.

•
The International segment operated 473 stores in the United Kingdom, Republic of Ireland and Channel Islands as of May 4, 2019. The segment primarily operates in shopping malls and off-mall locations under the H.Samuel and Ernest Jones banners.

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
Non-GAAP measures
Signet provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. The Company believes that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating historical trends and current period performance. For these reasons, internal management reporting also includes non-GAAP measures. Items may be excluded from GAAP financial measures when the company believes this provides greater clarity to management and investors.
These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for the GAAP financial measures presented in this earnings release and the company’s financial statements and other publicly filed reports. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies.
1. Net cash (debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	May 4, 2019	February 2, 2019	May 5, 2018
Cash and cash equivalents	$195.1	$195.4	$153.9
Loans and overdrafts	(43.7)	(78.8)	(72.3)
Long-term debt	(639.0)	(649.6)	(679.7)
Net debt	$(487.6)	$(533.0)	$(598.1)
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

	13 weeks ended
(in millions)	May 4, 2019	May 5, 2018
Net cash provided by operating activities	$105.4	$27.9
Purchase of property, plant and equipment	(24.6)	(26.1)
Free cash flow	$80.8	$1.8

3.	Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA
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

	13 weeks ended
(in millions)	May 4, 2019	May 5, 2018
Net income (loss)	$(10.0)	$(496.6)
Income taxes	(1.5)	(85.9)
Other non-operating income	(0.3)	(0.6)
Interest expense, net	9.2	8.9
Depreciation and amortization	41.0	49.8
Amortization of unfavorable leases and contracts	(1.4)	(2.0)
EBITDA	$37.0	$(526.4)
Credit transaction, net	—	143.1
Restructuring charges	26.8	6.5
Goodwill and intangible impairments	—	448.7
Adjusted EBITDA	$63.8	$71.9

4.	Non-GAAP operating income (loss)
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

	13 weeks ended
(in millions)	May 4, 2019	May 5, 2018
Operating income (loss)	$(2.6)	$(574.2)
Credit transaction, net	—	143.1
Restructuring charges	26.8	6.5
Goodwill and intangible impairments	—	448.7
Non-GAAP operating income (loss)	$24.2	$24.1

5.	Leverage Ratio
The leverage ratio is a non-GAAP measure calculated by dividing Signet’s adjusted debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheet, plus Series A redeemable convertible preferred shares, plus an adjustment for operating leases (5x annual rent expense). Adjusted EBITDAR is a non-GAAP measure. Adjusted EBITDAR is defined as Adjusted EBITDA and further excludes rent expense for properties occupied under operating leases. Adjusted EBITDAR is considered an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs and significant and unusual items which management believes are not necessarily reflective of operational performance during a period. Management believes these financial measures are helpful to enhancing investors’ ability to analyze trends in Signet’s business and evaluate Signet’s performance relative to other companies. Management also utilizes these metrics to evaluate its current credit profile, which is similar to rating agency methodologies.
The leverage ratio is discussed in the liquidity and capital resources section of Item 2, including management’s expectation for the ratio at the end of Fiscal 2021. The Company does not reconcile its forward looking non-GAAP financial measures to the corresponding US GAAP measures, due to variability and difficulty in making accurate forecasts and projections and/or certain information not being ascertainable or accessible; and because not all of the information, such as foreign currency impacts necessary for a quantitative reconciliation of these forward-looking non-GAAP financial measures to the most directly comparable US GAAP financial measure, is available to the Company without unreasonable efforts. For the same reasons, the Company is unable to address the probable significance of the unavailable information. The Company provides non-GAAP financial measures that it believes will be achieved, however it cannot accurately predict all of the components of the adjusted calculations and the US GAAP measures may be materially different than the non-GAAP measures.  The table below provides the leverage ratio for the fiscal year ended February 2, 2019 as previously disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on April 3, 2019.

(in millions)	52 weeks ended February 2, 2019
Adjusted debt:
Long-term debt	$649.6
Loans and overdrafts	78.8
Series A redeemable convertible preferred shares	615.3
Adjustments:
5x Rent expense	2,551.5
Adjusted debt	3,895.2

Adjusted EBITDAR:
Net income (loss)	$(657.4)
Income taxes	(145.2)
Interest expense, net	39.7
Depreciation and amortization on property, plant and equipment(1)	179.6
Amortization of definite-lived intangibles(1)	4.0
Amortization of unfavorable leases and contracts	(7.9)
Other non-cash accounting adjustments(2)	980.7
Adjusted EBITDA	393.5
Rent expense	510.3
Adjusted EBITDAR	903.8

Adjusted Leverage ratio	4.3x

(1)
Total amount of depreciation and amortization reflected on the consolidated statement of cash flows for Fiscal 2019 equals $183.6 million, which includes $4.0 million related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.

(2)
Fiscal 2019 includes: 1) $735.4 million related to the goodwill and intangible impairments; 2) $160.4 million from the valuation losses related to the sale of eligible non-prime in-house accounts receivable; and 3) $84.9 million related to charges recorded in conjunction with the Company’s restructuring activities.

RESULTS OF OPERATIONS SUMMARY
The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2019 Annual Report on Form 10-K. Same store sales are based on sales from stores which have been open for at least 12 months. Same store sales also include eCommerce sales for the period and comparative figures from the anniversary of the launch of the relevant website.
Year to Date Summary

•	Same store sales: Down 1.3%.

•	Total sales: $1.43 billion, decreased 3.3%.

•	Operating loss: $(2.6) million compared to $(574.2) million.
Non-GAAP(1) operating income: $24.2 million compared to $24.1 million.

•	Diluted loss per share: $(0.35), including the impact of restructuring charges of ($0.43).

(1)	Non-GAAP measure.

	Year to Date
	Fiscal 2020		Fiscal 2019
(in millions)	$	% of sales	$	% of sales
Sales	$1,431.7	100.0%	$1,480.6	100.0%
Cost of sales	(932.3)	(65.1)	(995.8)	(67.3)
Gross margin	499.4	34.9	484.8	32.7
Selling, general and administrative expenses	(475.2)	(33.2)	(482.8)	(32.6)
Credit transaction, net	—	—	(143.1)	(9.7)
Restructuring charges	(26.8)	(1.9)	(6.5)	(0.4)
Goodwill and intangible impairments	—	—	(448.7)	(30.3)
Other operating income, net	—	—	22.1	1.5
Operating income (loss)	(2.6)	(0.2)	(574.2)	(38.8)
Interest expense, net	(9.2)	(0.6)	(8.9)	(0.5)
Other non-operating income	0.3	—	0.6	—
Income (loss) before income taxes	(11.5)	(0.8)	(582.5)	(39.3)
Income taxes	1.5	0.1	85.9	5.8
Net income (loss)	$(10.0)	(0.7)%	$(496.6)	(33.5)%
Dividends on redeemable convertible preferred shares	(8.2)	nm	(8.2)	nm
Net income (loss) attributable to common shareholders	$(18.2)	(1.3)%	$(504.8)	(34.1)%

nm	Not meaningful.
Year to date sales
Signet’s total sales decreased 3.3% to $1.43 billion compared to $1.48 billion in the prior year. Total sales at constant exchange rates decreased 2.6%. Signet’s same store sales decreased 1.3%, compared to a decrease of 0.1% in the prior year. Same store sales performance reflected a 40 bps unfavorable impact related to a timing shift of service plan revenue recognized and a favorable impact of 35 bps due to a planned shift in timing of promotions at Jared.
eCommerce sales year to date were $154.3 million, up $7.8 million or 5.3%, compared to $146.5 million in the prior year. eCommerce sales accounted for 10.8% of year to date sales, up from 9.9% of total sales in the prior year. Brick and mortar same store sales declined 2.0%.

The breakdown of the sales performance is set out in the table below:

	Change from previous year
Year to date Fiscal 2020	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	(1.4)%	—%	(1.4)%	na	(1.4)%	$574.8
Zales	(1.4)%	(3.0)%	(4.4)%	na	(4.4)%	$285.0
Jared	(2.0)%	(2.7)%	(4.7)%	na	(4.7)%	$255.0
Piercing Pagoda	13.5%	(2.5)%	11.0%	na	11.0%	$82.6
James Allen	(2.4)%	—%	(2.4)%	na	(2.4)%	$52.0
Peoples	(4.9)%	(2.0)%	(6.9)%	(3.8)%	(10.7)%	$41.7
Regional banners	(11.0)%	(51.4)%	(62.4)%	(0.2)%	(62.6)%	$9.2
North America segment	(0.9)%	(2.5)%	(3.4)%	(0.1)%	(3.5)%	$1,300.3
International segment	(5.2)%	(2.2)%	(7.4)%	(6.0)%	(13.4)%	$111.5
Other(1)						$19.9
Signet	(1.3)%	(1.3)%	(2.6)%	(0.7)%	(3.3)%	$1,431.7

(1)	Includes sales from Signet’s diamond sourcing initiative.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Year to date	Fiscal 2020		Fiscal 2019		Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Kay		$526		$492	6.9%	6.7%	(6.3)%	(6.7)%
Zales		$494		$491	0.4%	1.9%	(0.6)%	8.5%
Jared		$730		$653	11.8%	7.2%	(13.3)%	(13.4)%
Piercing Pagoda		$73		$67	9.0%	6.3%	6.2%	(1.0)%
James Allen		$3,722		$3,709	0.4%	(2.8)%	(2.7)%	33.4%
Peoples(3)	C$	443	C$	455	(3.7)%	(0.9)%	0.3%	5.5%
Regional banners		$531		$490	2.7%	8.4%	(55.7)%	(16.3)%
North America segment		$384		$378	1.3%	5.0%	(2.3)%	(2.9)%
International segment(4)		£143		£141	0.2%	2.9%	(5.4)%	(8.3)%

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

(3)	Amounts for Peoples stores are denominated in Canadian dollars.

(4)	Amounts for the International segment are denominated in British pounds.
North America sales
The North America segment’s total sales were $1.30 billion compared to $1.35 billion in the prior year, down 3.5%. Same store sales decreased 0.9% compared to an increase of 0.6% in the prior year. North America’s ATV increased 1.3%, while the number of transactions decreased 2.3%. Same store sales results were inclusive of a 45 bps unfavorable impact related to a timing shift of service plan revenue recognized and a favorable impact of 40 bps due to a planned shift in timing of promotions at Jared (which had a favorable impact of 190 bps on Jared's same store sales).
eCommerce sales increased 6.6%, while brick and mortar same store sales decreased 1.8%. Excluding James Allen, eCommerce sales increased 12.6%.

The percentage of sales from new merchandise increased during the quarter, but this performance was somewhat offset by declines in legacy collections. Bridal sales were down slightly on a same store sales basis. Flagship brands The Enchanted Disney Fine Jewelry® collection, Vera Wang Love® collection, Neil Lane® collection, and Leo collection performed well while the legacy Ever Us® collection and non-branded bridal declined. Fashion category sales increased, led by on-trend collections including gold fashion jewelry, Disney fashion jewelry, and the Love + Be LovedTM collection, somewhat offset by declines in legacy fashion collections including LeVian®. The Watches and Other product categories declined, with Other driven by a strategic reduction of owned brand beads, as well as declines in Pandora®.
International sales
The International segment’s total sales decreased 13.4% to $111.5 million compared to $128.7 million in the prior year and decreased 7.4% at constant exchange rates. Same store sales decreased 5.2% compared to a decrease of 6.7% in the prior year. Sales declined across categories and continued to reflect a difficult operating environment in the UK. In the International segment, the ATV increased 0.2%, while the number of transactions decreased 5.4%.
Cost of sales and gross margin
In the year to date period, gross margin was $499.4 million or 34.9% of sales compared to $484.8 million or 32.7% of sales in the prior year comparable period. Factors impacting gross margin rate include: 1) a favorable 320 bps impact related to credit outsourcing; 2) an unfavorable 65 bps impact related to higher diamond sales to third parties from our Botswana operations; and 3) an unfavorable 25 bps impact related to a timing shift of revenue recognized on service plans.
Selling, general and administrative expenses (“SGA”)
In the year to date period, SGA was $475.2 million or 33.2% of sales compared to $482.8 million or 32.6% of sales in prior year comparable period. SGA increased primarily due to: 1) a $16 million increase in credit costs related to the transition to an outsourced credit model and 2) higher advertising expense. These increases were offset by: 1) lower store staff costs primarily due to closed stores, 2) transformation cost savings; and 3) timing shifts of certain corporate expenses.
Restructuring charges
Restructuring charges of $26.8 million were recognized in the 13 weeks ended May 4, 2019, primarily related to store closure and severance costs, and professional fees for legal and consulting services related to the “Signet Path to Brilliance” plan (the “Plan”). See Note 5 of Item 1 for additional information.
Goodwill and intangible impairments
During the first quarter of Fiscal 2019, the Company recorded a non-cash goodwill and intangible asset impairment pre-tax charge of $448.7 million which did not have an impact on the Company’s day to day operations or liquidity. The charge was related to the write down of goodwill and intangible assets recognized in the North America segment as part of the Zale Corporation acquisition, as well as goodwill associated with the acquisition of Ultra Stores, Inc. See Note 14 of Item 1 for additional information on the impairments.
Operating income (loss)
In the year to date period, operating income (loss) was $(2.6) million or 0.2% of sales compared to $(574.2) million or 38.8% of sales in the prior year. The operating income change reflected: 1) a prior year impairment charge of $448.7 million, 2) a prior year loss of $143.1 million related to non-prime receivables classified as held for sale; and 3) a $20.3 million year over year increase in restructuring charges related to the Plan. Excluding these charges, the operating income change was primarily driven by a $10.9 million favorable impact related to the outsourcing of credit, mostly offset by increases in advertising.

Signet’s operating income (loss) consisted of the following components:

	Year to date
	Fiscal 2020		Fiscal 2019
(in millions)	$	% of segment sales	$	% of segment sales
North America segment(1)	$48.1	3.7%	$(537.3)	(39.9)%
International segment	(8.0)	(7.2)%	(7.6)	(5.9)%
Other(2)	(42.7)	nm	(29.3)	nm
Operating (loss) income	$(2.6)	(0.2)%	$(574.2)	(38.8)%

(1)
Fiscal 2020 includes a $0.5 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities. See Note 5 of Item 1 for additional information. Fiscal 2019 includes $448.7 million related to the goodwill and intangible impairments recognized during the first quarter and $141.0 million of charges related to the definitive agreements to sell all eligible non-prime in-house accounts receivable. See Notes 14 and 11, respectively, of Item 1 for additional information.

(2)
Fiscal 2020 includes $27.3 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges. See Note 5 of Item 1 for additional information. Fiscal 2019 includes restructuring charges of $6.5 million recorded in conjunction with the Company’s restructuring activities and charges of $2.1 million related to credit transaction costs. See Note 5 and Note 11 of Item 1 for additional information.

nm	Not meaningful.
Interest expense, net
In the year to date period, net interest expense was $9.2 million compared to $8.9 million in the prior year. The weighted average interest rate for the Company’s debt outstanding in the current year was 4.2% compared to 3.8% in the prior year comparable period.
Income taxes
In the first quarter of Fiscal 2020, the income tax benefit was $1.5 million, an effective tax rate (“ETR”) of 13.0%, compared to income tax benefit of $85.9 million, an ETR of 14.8% in the prior year comparable period. The ETR is driven by the anticipated annual mix of pre-tax income by jurisdiction.
The Company expects the full year ETR for Fiscal 2020 to be 12.0% to 15.5% compared to 18.1% in Fiscal 2019. The estimated effective tax rate continues to benefit from the favorable impact of foreign tax rate differences and global reinsurance arrangements.
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
For the year to date period, diluted loss per share was $(0.35) compared to $(8.48) in the prior year. The weighted average diluted number of common shares outstanding was 51.6 million compared to 59.5 million in the prior year. For the year to date periods of Fiscal 2020 and Fiscal 2019, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive. Diluted EPS for the 13 weeks ended May 4, 2019 includes a loss of $(0.43) related to the Path to Brilliance transformation plan. Diluted EPS for the first quarter of Fiscal 2019 includes a loss of $(6.44) related to the goodwill and intangible impairments, a loss of $(2.05) related to the impact of non-prime receivables which were reclassified as held for sale in the quarter and a loss of $(0.09) related to the Path to Brilliance transformation plan.
Dividends per share
In the year to date period, dividends of $0.37 per common share were declared by the Board of Directors compared to $0.37 in the prior year comparable period.
In the year to date periods of Fiscal 2020 and Fiscal 2019, dividends of $12.50 per preferred share were declared by the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the first quarter of Fiscal 2020 and Fiscal 2019:

	13 weeks ended
(in millions)	May 4, 2019	May 5, 2018
Net cash provided by operating activities	$105.4	$27.9
Net cash used in investing activities	(30.4)	(25.4)
Net cash used in financing activities	(74.7)	(69.3)
Increase (decrease) in cash and cash equivalents	$0.3	$(66.8)

Cash and cash equivalents at beginning of period	$195.4	$225.1
Increase (decrease) in cash and cash equivalents	0.3	(66.8)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(4.4)
Cash and cash equivalents at end of period	$195.1	$153.9
Operating activities
Net cash provided by operating activities was $105.4 million compared to $27.9 million in the prior year comparable period.

•
Net loss was $10.0 million compared to net loss of $496.6 million in the prior year period, an increase of $486.6 million. The increase was primarily attributable to prior year results being impacted by the recognition of $448.7 million of non-cash goodwill and intangible impairment charges, as well as charges of $143.1 million related to the sale of the non-prime in-house accounts receivable.

•	Depreciation and amortization decreased $8.8 million to $41.0 million from $49.8 million in the prior year comparable period.

•
Cash provided by accounts receivable totaled $0.9 million compared to $59.9 million in the prior year comparable period. The decrease was primarily attributable to the outsourcing of the North America private label credit card program. See Note 11 of Item 1 for additional information regarding the outsourcing of this credit program and portfolio.

During the 13 weeks ended May 4, 2019, the payment plans participation rate was 50.0% compared to 51.1% in the prior year comparable period. These rates reflect activity for credit program customers in North America, including lease purchase customers. The decline in participation rate was driven primarily by a continued trend of lower credit applications. The Company completed its transition to an outsourced credit structure during the second quarter of Fiscal 2019.

	13 weeks ended
	May 4, 2019	May 5, 2018
Total North America sales (excluding James Allen)(1) (millions)	$1,248.3	$1,294.5
Credit and lease purchase sales (millions)	$624.5	$662.0
Credit and lease purchase sales as % of total North America sales(1)	50.0%	51.1%

(1)
Excludes James Allen sales totaling $52.0 million and $53.3 million during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively, as in-house credit was not available to James Allen customers during the period.

•
Cash used for inventory and inventory-related items was $7.8 million compared to cash used of $162.4 million in the prior year comparable period. Total inventory as of May 4, 2019 was $2,394.2 million compared to the prior year comparable quarter balance of $2,429.0 million, reflecting our strategy to exit low-priced owned branded beads and the disposition of slow-moving inventory partially offset by increased investments in bridal and certain fashion collections. Cash used for inventory decreased by $154.6 million from prior year primarily due to inventory management initiatives and liquidation of discontinued brands and collections.

During the 13 weeks ended May 4, 2019, the Company continued the process to liquidate the inventory of discontinued brands and collections identified as part of the Plan. The proceeds received by the Company for the items liquidated to date approximated the net realizable value management estimated when recording the charge during the second quarter of Fiscal 2019. As of May 4, 2019, inventory representing $38.3 million of the restructuring charge recorded during the second quarter of Fiscal 2019 remains on hand.

•	Cash provided by accounts payable was $87.7 million compared to $55.7 million in the prior year comparable period primarily driven by timing of payments made in connection with inventory purchases.

•
Cash used for accrued expenses and other liabilities was $39.9 million compared to cash provided of $15.3 million in the prior year comparable period primarily driven by the timing of payments associated with payroll-related items including incentive compensation and advertising.

•	Cash used for income taxes was $2.7 million compared to cash used of $70.3 million in the prior year comparable period primarily attributable to lower pre-tax losses in the current year.
Investing activities
Net cash used in investing activities in the 13 weeks ended May 4, 2019 was $30.4 million compared to $25.4 million. Cash used in each period was primarily for capital additions associated with new store and remodels of existing stores, as well as capital investments in IT.
Stores opened and closed in the 13 weeks ended May 4, 2019:

Store count by banner	February 2, 2019	Openings	Closures	May 4, 2019
Kay	1,214	8	(19)	1,203
Zales	658	2	(4)	656
Peoples	123	—	(4)	119
Jared	256	—	(5)	251
Piercing Pagoda	574	—	(5)	569
Regional banners	32	—	(3)	29
North America segment	2,857	10	(40)	2,827
H.Samuel	288	—	(2)	286
Ernest Jones	189	—	(2)	187
International segment	477	—	(4)	473
Signet	3,334	10	(44)	3,300

(1)	The annual net change in selling square footage for Fiscal 2019 for the North America and International segments were (5.8%) and (4.8%), respectively.
Planned store count changes for Fiscal 2020:
During Fiscal 2020, Signet expects net store closures of approximately 150 stores, as part of the three-year Signet Path to Brilliance transformation plan. Store closures are primarily focused on reducing the Company’s mall-based exposure and exiting regional brands.
Financing activities
Net cash used in financing activities in the 13 weeks ended May 4, 2019 was $74.7 million, comprised primarily of $46.2 million for the repayments of bank overdrafts and the term loan, and $27.0 million for dividend payments on common and preferred shares.
Net cash used in financing activities in the 13 weeks ended May 5, 2018 was $69.3 million, comprised primarily of $60.0 million for the repurchase of commons shares, $26.6 million for dividend payments on common and preferred shares, and $20.6 million for the repayments of bank overdrafts and the term loan. Offsetting the cash used for the share repurchases and dividend payments was $40.0 million of net proceeds drawn on the revolving credit facility.

Details of the major items within financing activities are discussed below:
Share repurchases
The Company’s share repurchase activity was as follows:

Year to date		Fiscal 2020			Fiscal 2019
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	—	$—	$—	0.2	$9.4	$38.86
2016 Program(2)	$1,375.0	n/a	n/a	n/a	1.3	$50.6	$39.76
Total		—	$—	$—	1.5	$60.0	$39.62

(1)	The 2017 Program had $165.6 million remaining as of May 4, 2019.

(2)	The 2016 Program was completed in March 2018.

n/a	Not applicable.
Dividends on common shares
Dividends declared on common shares during the 13 weeks ended May 4, 2019 and May 5, 2018 were as follows:

	Fiscal 2020		Fiscal 2019
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter(1)	$0.37	$19.3	$0.37	$21.8

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 4, 2019 and May 5, 2018, $19.3 million and $21.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared on common shares for the first quarter of Fiscal 2020 and Fiscal 2019, respectively.

Dividends on preferred shares
Dividends declared on preferred shares during the 13 weeks ended May 4, 2019 and May 5, 2018 were as follows:

	Fiscal 2020		Fiscal 2019
(in millions)	Cash dividend per share	Total cash dividends	Cash dividend per share	Total cash dividends
First quarter(1)	$12.50	$7.8	$12.50	$7.8

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 4, 2019 and May 5, 2018, $7.8 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the first quarter of Fiscal 2020 and Fiscal 2019, respectively.

There were no cumulative undeclared dividends on the preferred shares that reduced net (loss) income attributable to common shareholders during the 13 weeks ended May 4, 2019 or the 13 weeks ended May 5, 2018. See Note 6 of Item 1 for additional information regarding the dividend rights of preferred shareholders.
Movement in cash and indebtedness
Cash and cash equivalents at May 4, 2019 were $195.1 million compared to $153.9 million as of May 5, 2018. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At May 4, 2019, Signet had $687.8 million of outstanding debt, comprised of $399.1 million of senior unsecured notes, $286.0 million on a term loan facility and $2.7 million of bank overdrafts. During the 13 weeks ended May 4, 2019, $8.9 million in principal payments were made on the term loan.
At May 5, 2018, Signet had $758.7 million of outstanding debt, comprised of $398.9 million of senior unsecured notes, $319.5 million on a term loan facility, $40.0 million on the revolving credit facility and $0.3 million of bank overdrafts. During the 13 weeks ended May 5, 2018, $6.7 million in principal payments were made on the term loan.
The Company had stand-by letters of credit outstanding of $14.6 million and $14.5 million as of May 4, 2019 and May 5, 2018, respectively, that reduce remaining availability under the revolving credit facility.

Net debt was $487.6 million as of May 4, 2019 compared to $598.1 million as of May 5, 2018; see non-GAAP measures discussed above.
Capital strategy
The tenets of Signet’s capital strategy allocation priorities continue to be as follows: 1) invest in its business to drive growth; 2) protect business from economic downturns by ensuring adequate liquidity; and 3) return excess cash to shareholders. Over time, Signet is committed to achieving an investment grade profile.  Part of Signet’s capital strategy is to reach and maintain the Company’s expected long-term adjusted debt1 / adjusted EBITDAR1 (“Adjusted Leverage Ratio”) of 3.0x to 3.5x. The Company expects to exceed the high end of the target range in Fiscal 2020 and expects to reach approximately 4.0x by the end of the three-year transformation plan at year end Fiscal 2021.
Based on projected investments and liquidity needs, the Company expects to maintain its quarterly dividend rate of $0.37 per share but does not anticipate share buybacks for Fiscal 2020. The Company has a remaining share repurchase authorization as of the end of Fiscal 2019 of $165.6 million.

[1]
Adjusted debt, Adjusted EBITDAR, and free cash flow are non-GAAP measures. Signet believes they are useful measures to provide insight into how the Company intends to use capital. See non-GAAP measures section of Item 2 for reconciliation.

CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of May 4, 2019 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 2, 2019 filed with the SEC on April 3, 2019.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, leases, indefinite-lived intangible assets, depreciation and amortization of long-lived assets, as well as accounting for business combinations. Management bases the estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates. Except for the adoption of the new lease accounting standard as disclosed in Note 13 to the condensed consolidated financial statements in Item 1, there have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on April 3, 2019.

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
Signet’s market risk profile as of May 4, 2019 has not materially changed since February 2, 2019. The market risk profile as of February 2, 2019 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on April 3, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 4, 2019.
Changes in internal control over financial reporting
During the first quarter of Fiscal 2020, the Company adopted Accounting Standard Update 2016-02, “Leases (Topic 842).” The Company has designed and implemented new internal controls related to the recognition, measurement and disclosure of the Company's leases under Topic 842. There were no other changes in the Company’s internal control over financial reporting during the first quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 20 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The information presented below updates the risk factors disclosed in Part I, Item 1A, of Signet’s Fiscal 2019 Annual Report on Form 10-K, filed with the SEC on April 3, 2019 and should be read in conjunction with the risk factors and other information disclosed in our Fiscal 2019 Annual Report on Form 10‑K that could have a material effect on our business, financial condition and results of operations.
New tariffs, if imposed, could have a material adverse effect on our results of operations.
Recently, the United States government announced tariffs on certain steel and aluminum products imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods imported from the United States. In September 2018, the United States Government placed additional tariffs of approximately $200 billion on goods imported from China. These tariffs, which took effect on September 25, 2018, initially have been set at a level of 10 percent until the end of the year, at which point the tariffs will rise to 25 percent.  China has already imposed tariffs on a wide range of American products in retaliation for new tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to the proposal to increase tariffs on products imported from China. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well. Any resulting escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While it is too early to predict whether or how the recently enacted tariffs will impact our business, the imposition of tariffs on jewelry or other items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold. Tariffs on jewelry imported from China could have a material adverse effect on our business and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the first quarter of Fiscal 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 3, 2019 to March 2, 2019	12,441	$24.05	—	$165,586,651
March 3, 2019 to March 30, 2019	—	$—	—	$165,586,651
March 31, 2019 to May 4, 2019	34,810	$23.77	—	$165,586,651
Total	47,251	$23.85	—	$165,586,651

(1)
Includes 47,251 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
In June 2017, the Board of Directors authorized the repurchase of up to $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

10.1†	Side Letter, dated March 13, 2019, between Sterling Jewelers Inc. and Michele Santana (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2019).

10.2†
Termination Protection Agreement, dated March 12, 2019, between Sterling Jewelers Inc. and Joan Hilson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2019).

10.3†
Separation and Release Agreement, dated April 2, 2019, between Sterling Jewelers Inc. and Sebastian Hobbs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2019).

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

Signet Jewelers Limited

Date:	June 6, 2019	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)