Form 10-Q
period 2019-08-03
SIGNET JEWELERS LTD
filed 2019-09-05
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 3, 2019 or

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
Common Shares, $0.18 par value, 52,263,264 shares as of August 30, 2019

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018	Notes
Sales	$1,364.4	$1,420.1	$2,796.1	$2,900.7	4
Cost of sales	(901.3)	(929.9)	(1,833.6)	(1,925.7)
Restructuring charges - cost of sales	(4.4)	(63.2)	(4.4)	(63.2)	5
Gross margin	458.7	427.0	958.1	911.8
Selling, general and administrative expenses	(411.4)	(444.8)	(886.6)	(927.6)
Credit transaction, net	—	(23.9)	—	(167.0)	4
Restructuring charges	(23.4)	(19.6)	(50.2)	(26.1)	5
Goodwill and intangible impairments	(47.7)	—	(47.7)	(448.7)	14
Other operating income, net	1.4	3.2	1.4	25.3
Operating income (loss)	(22.4)	(58.1)	(25.0)	(632.3)	4
Interest expense, net	(10.1)	(9.4)	(19.3)	(18.3)
Other non-operating income	0.2	0.5	0.5	1.1
Income (loss) before income taxes	(32.3)	(67.0)	(43.8)	(649.5)
Income taxes	(3.8)	44.0	(2.3)	129.9	10
Net income (loss)	$(36.1)	$(23.0)	$(46.1)	$(519.6)
Dividends on redeemable convertible preferred shares	(8.2)	(8.2)	(16.4)	(16.4)	7
Net income (loss) attributable to common shareholders	$(44.3)	$(31.2)	$(62.5)	$(536.0)

Earnings (loss) per common share:
Basic	$(0.86)	$(0.56)	$(1.21)	$(9.27)	8
Diluted	$(0.86)	$(0.56)	$(1.21)	$(9.27)	8
Weighted average common shares outstanding:
Basic	51.7	56.1	51.6	57.8	8
Diluted	51.7	56.1	51.6	57.8	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	August 3, 2019			August 4, 2018
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(36.1)			$(23.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(24.0)	$—	(24.0)	$(15.3)	$—	(15.3)
Available-for-sale securities:
Unrealized gain (loss)	—	(0.1)	(0.1)	0.6	(0.1)	0.5
Cash flow hedges:
Unrealized gain (loss)	12.4	(3.0)	9.4	(4.3)	1.3	(3.0)
Reclassification adjustment for (gains) to net income	—	—	—	(0.4)	0.2	(0.2)
Pension plan:
Actuarial loss	—	—	—	(8.0)	1.5	(6.5)
Reclassification adjustment to net income for amortization of actuarial losses	0.3	—	0.3	—	—	—
Reclassification adjustment to net income for amortization of net prior service credits	—	—	—	0.1	—	0.1
Total other comprehensive income (loss)	$(11.3)	$(3.1)	$(14.4)	$(27.3)	$2.9	$(24.4)
Total comprehensive income (loss)			$(50.5)			$(47.4)

	26 weeks ended
	August 3, 2019			August 4, 2018
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$(46.1)			$(519.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(26.0)	$—	(26.0)	$(37.0)	$—	(37.0)
Available-for-sale securities:
Unrealized gain (loss)	0.3	(0.1)	0.2	0.4	(0.1)	0.3
Impact from adoption of new accounting pronouncements (1)	—	—	—	(1.1)	0.3	(0.8)
Cash flow hedges:
Unrealized gain (loss)	8.1	(1.9)	6.2	(2.4)	0.9	(1.5)
Reclassification adjustment for gains to net income	(0.5)	0.1	(0.4)	(0.9)	0.4	(0.5)
Pension plan:
Actuarial loss	—	—	—	(8.0)	1.5	(6.5)
Reclassification adjustment to net income for amortization of actuarial losses	0.6	(0.1)	0.5	0.3	—	0.3
Total other comprehensive income (loss)	$(17.5)	$(2.0)	$(19.5)	$(48.7)	$3.0	$(45.7)
Total comprehensive income (loss)			$(65.6)			$(565.3)

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity securities as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	August 3, 2019	February 2, 2019	August 4, 2018	Notes
Assets
Current assets:
Cash and cash equivalents	$271.5	$195.4	$134.1
Accounts receivable	21.8	23.7	11.1	11
Other current assets	190.6	244.0	239.3
Income taxes	2.6	5.8	119.2
Inventories	2,272.1	2,386.9	2,363.8	12
Total current assets	2,758.6	2,855.8	2,867.5
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,338.3, $1,282.8 and $1,249.2, respectively	750.2	800.5	820.1
Operating lease right-of-use assets	1,729.3	—	—	13
Goodwill	248.8	296.6	509.0	14
Intangible assets, net	264.3	265.0	341.3	14
Other assets	194.7	181.2	200.7
Deferred tax assets	19.7	21.0	2.2
Total assets	$5,965.6	$4,420.1	$4,740.8
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$54.2	$78.8	$111.4	17
Accounts payable	224.1	153.7	236.7
Accrued expenses and other current liabilities	418.0	502.8	440.4
Deferred revenue	265.4	270.0	276.3	3
Operating lease liabilities	324.8	—	—	13
Income taxes	25.1	27.7	—
Total current liabilities	1,311.6	1,033.0	1,064.8
Non-current liabilities:
Long-term debt	628.2	649.6	671.1	17
Operating lease liabilities	1,499.0	—	—	13
Other liabilities	122.7	224.1	236.1
Deferred revenue	699.8	696.5	663.3	3
Deferred tax liabilities	—	—	91.0
Total liabilities	4,261.3	2,603.2	2,726.3
Commitments and contingencies				20
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (February 2, 2019 and August 4, 2018: 0.625 shares outstanding)	616.1	615.3	614.4	6
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 52.3 shares outstanding (February 2, 2019 and August 4, 2018: 51.9 outstanding)	12.6	12.6	15.7
Additional paid-in capital	236.3	236.5	287.6
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 17.7 shares (February 2, 2019: 18.1 shares; August 4, 2018: 35.3 shares)	(993.0)	(1,027.3)	(2,418.0)	7
Retained earnings	2,154.2	2,282.2	3,820.7
Accumulated other comprehensive loss	(322.3)	(302.8)	(306.3)	9
Total shareholders’ equity	1,088.2	1,201.6	1,400.1
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$5,965.6	$4,420.1	$4,740.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(in millions)	August 3, 2019	August 4, 2018
Cash flows from operating activities
Net income (loss)	$(46.1)	$(519.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of operating lease assets	175.2	—
Depreciation and amortization	85.8	93.7
Amortization of unfavorable leases and contracts	(2.7)	(4.1)
Share-based compensation	8.3	8.2
Deferred taxation	(0.4)	(0.3)
Credit transaction, net	—	160.4
Goodwill and intangible impairments	47.7	448.7
Restructuring charges	14.0	77.4
Other non-cash movements	(0.4)	(2.9)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1.5	58.6
Proceeds from sale of in-house finance receivables	—	445.5
Decrease in other assets and other receivables	19.3	9.8
Decrease (increase) in inventories	96.8	(170.9)
Increase in accounts payable	74.7	3.6
Decrease in accrued expenses and other liabilities	(44.6)	(2.0)
Change in operating lease liabilities	(177.1)	—
Decrease in deferred revenue	(1.1)	(17.0)
Decrease in income taxes payable	(1.1)	(134.9)
Pension plan contributions	(3.2)	(1.6)
Net cash provided by operating activities	246.6	452.6
Investing activities
Purchase of property, plant and equipment	(52.2)	(56.1)
Proceeds from sale of assets	—	5.5
Purchase of available-for-sale securities	(11.7)	(0.6)
Proceeds from sale of available-for-sale securities	0.5	8.5
Net cash used in investing activities	(63.4)	(42.7)
Financing activities
Dividends paid on common shares	(38.5)	(40.6)
Dividends paid on redeemable convertible preferred shares	(15.6)	(15.6)
Repurchase of common shares	—	(485.0)
Repayments of term loans	(17.9)	(13.4)
Proceeds from revolving credit facility	—	308.0
Repayments of revolving credit facility	—	(237.0)
Repayments of bank overdrafts	(29.1)	(8.1)
Other financing activities	(0.6)	(2.1)
Net cash used in financing activities	(101.7)	(493.8)
Cash and cash equivalents at beginning of period	195.4	225.1
Increase (decrease) in cash and cash equivalents	81.5	(83.9)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(7.1)
Cash and cash equivalents at end of period	$271.5	$134.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 2, 2019	$12.6	$236.5	$0.4	$(1,027.3)	$2,282.2	$(302.8)	$1,201.6
Net income (loss)	—	—	—	—	(10.0)	—	(10.0)
Other comprehensive income	—	—	—	—	—	(5.1)	(5.1)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.3)	—	(19.3)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity based awards	—	(7.8)	—	27.5	(21.3)	—	(1.6)
Share-based compensation expense	—	4.0	—	—	—	—	4.0
Balance at May 4, 2019	$12.6	$232.7	$0.4	$(999.8)	$2,223.4	$(307.9)	$1,161.4
Net income (loss)	—	—	—	—	(36.1)	—	(36.1)
Other comprehensive income	—	—	—	—	—	(14.4)	(14.4)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.3)	—	(19.3)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity based awards	—	(0.7)	—	6.8	(5.6)	—	0.5
Share-based compensation expense	—	4.3	—	—	—	—	4.3
Balance at August 3, 2019	$12.6	$236.3	$0.4	$(993.0)	$2,154.2	$(322.3)	$1,088.2
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 3, 2018	$15.7	$290.2	$0.4	$(1,942.1)	$4,396.2	$(260.6)	$2,499.8
Impact from adoption of new accounting pronouncements(1)	—	—	—	—	0.8	(0.8)	—
Net income (loss)	—	—	—	—	(496.6)	—	(496.6)
Other comprehensive income	—	—	—	—	—	(20.5)	(20.5)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(21.8)	—	(21.8)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Repurchase of common shares	—	—	—	(60.0)	—	—	(60.0)
Net settlement of equity based awards	—	(10.6)	—	9.9	(1.2)	—	(1.9)
Share-based compensation expense	—	1.8	—	—	—	—	1.8
Balance at May 5, 2018	$15.7	$281.4	$0.4	$(1,992.2)	$3,869.2	$(281.9)	$1,892.6
Net income (loss)	—	—	—	—	(23.0)	—	(23.0)
Other comprehensive income	—	—	—	—	—	(24.4)	(24.4)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.2)	—	(19.2)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Repurchase of common shares	—	—	—	(425.0)	—	—	(425.0)
Net settlement of equity based awards	—	(0.2)	—	(0.8)	1.9	—	0.9
Share-based compensation expense	—	6.4	—	—	—	—	6.4
Balance at August 4, 2018	$15.7	$287.6	$0.4	$(2,418.0)	$3,820.7	$(306.3)	$1,400.1

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
Except as disclosed in Note 17, the Company has evaluated and determined that there are no additional events and transactions for potential recognition or disclosure through the date the condensed consolidated interim financial statements were issued.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2020 and Fiscal 2019 refer to the 52 week periods ending February 1, 2020 and February 2, 2019, respectively. Within these condensed consolidated financial statements, the second quarter of the relevant fiscal years 2020 and 2019 refer to the 13 weeks ended August 3, 2019 and August 4, 2018, respectively.
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
New accounting pronouncements recently adopted
Leases
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

3. Revenue recognition
The following tables provide the Company’s revenue, disaggregated by banner, major product and channel, for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018:

	13 weeks ended August 3, 2019				13 weeks ended August 4, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$528.9	$—	$—	$528.9	$546.0	$—	$—	$546.0
Zales	275.9	—	—	275.9	278.5	—	—	278.5
Jared	254.6	—	—	254.6	271.2	—	—	271.2
Piercing Pagoda	74.2	—	—	74.2	67.6	—	—	67.6
James Allen	53.6	—	—	53.6	54.4	—	—	54.4
Peoples	45.5	—	—	45.5	47.7	—	—	47.7
Regional banners	8.3	—	—	8.3	21.3	—	—	21.3
International segment	—	113.9	—	113.9	—	131.5	—	131.5
Other(1)	—	—	9.5	9.5	—	—	1.9	1.9
Total sales	$1,241.0	$113.9	$9.5	$1,364.4	$1,286.7	$131.5	$1.9	$1,420.1

	26 weeks ended August 3, 2019				26 weeks ended August 4, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$1,103.7	$—	$—	$1,103.7	$1,129.2	$—	$—	$1,129.2
Zales	560.9	—	—	560.9	576.6	—	—	576.6
Jared	509.6	—	—	509.6	538.7	—	—	538.7
Piercing Pagoda	156.8	—	—	156.8	142.0	—	—	142.0
James Allen	105.6	—	—	105.6	107.7	—	—	107.7
Peoples	87.2	—	—	87.2	94.4	—	—	94.4
Regional banners	17.5	—	—	17.5	45.9	—	—	45.9
International segment	—	225.4	—	225.4	—	260.2	—	260.2
Other(1)	—	—	29.4	29.4	—	—	6.0	6.0
Total sales	$2,541.3	$225.4	$29.4	$2,796.1	$2,634.5	$260.2	$6.0	$2,900.7

(1)	Includes sales from Signet’s diamond sourcing initiative.

	13 weeks ended August 3, 2019				13 weeks ended August 4, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$560.3	$47.3	$—	$607.6	$585.1	$51.8	$—	$636.9
Fashion	435.4	21.2	—	456.6	420.5	27.2	—	447.7
Watches	53.0	39.3	—	92.3	58.0	46.8	—	104.8
Other(1)	192.3	6.1	9.5	207.9	223.1	5.7	1.9	230.7
Total sales	$1,241.0	$113.9	$9.5	$1,364.4	$1,286.7	$131.5	$1.9	$1,420.1

	26 weeks ended August 3, 2019				26 weeks ended August 4, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$1,155.0	$95.9	$—	$1,250.9	$1,203.0	$107.4	$—	$1,310.4
Fashion	902.8	43.6	—	946.4	881.6	53.1	—	934.7
Watches	101.2	73.3	—	174.5	110.2	85.9	—	196.1
Other(1)	382.3	12.6	29.4	424.3	439.7	13.8	6.0	459.5
Total sales	$2,541.3	$225.4	$29.4	$2,796.1	$2,634.5	$260.2	$6.0	$2,900.7

(1)	Other revenue primarily includes gift, beads and other miscellaneous jewelry sales, repairs, warranty and other miscellaneous non-jewelry sales.

	13 weeks ended August 3, 2019				13 weeks ended August 4, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,097.2	$100.8	$—	$1,198.0	$1,150.2	$117.7	$—	$1,267.9
E-commerce	143.8	13.1	—	156.9	136.5	13.8	—	150.3
Other	—	—	9.5	9.5	—	—	1.9	1.9
Total sales	$1,241.0	$113.9	$9.5	$1,364.4	$1,286.7	$131.5	$1.9	$1,420.1

	26 weeks ended August 3, 2019				26 weeks ended August 4, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$2,254.5	$201.0	$—	$2,455.5	$2,363.9	$234.0	$—	$2,597.9
E-commerce	286.8	24.4	—	311.2	270.6	26.2	—	296.8
Other	—	—	29.4	29.4	—	—	6.0	6.0
Total sales	$2,541.3	$225.4	$29.4	$2,796.1	$2,634.5	$260.2	$6.0	$2,900.7
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

Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. Unamortized deferred selling costs as of August 3, 2019, February 2, 2019 and August 4, 2018 were as follows:

(in millions)	August 3, 2019	February 2, 2019	August 4, 2018
Deferred ESP selling costs
Other current assets	$20.6	$23.8	$30.3
Other assets	76.5	75.4	88.4
Total deferred ESP selling costs	$97.1	$99.2	$118.7

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
Deferred revenue
Deferred revenue is comprised primarily of ESP and sale voucher promotions and other as follows:

(in millions)	August 3, 2019	February 2, 2019	August 4, 2018
ESP deferred revenue	$930.2	$927.6	$906.6
Voucher promotions and other	35.0	38.9	33.0
Total deferred revenue	$965.2	$966.5	$939.6

Disclosed as:
Current liabilities	$265.4	$270.0	$276.3
Non-current liabilities	699.8	696.5	663.3
Total deferred revenue	$965.2	$966.5	$939.6

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
ESP deferred revenue, beginning of period	$931.3	$913.5	$927.6	$916.1
Plans sold(1)	90.5	90.9	186.5	186.9
Revenue recognized	(91.6)	(97.8)	(183.9)	(196.4)
ESP deferred revenue, end of period	$930.2	$906.6	$930.2	$906.6

(1)	Includes impact of foreign exchange translation.
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

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Sales:
North America segment	$1,241.0	$1,286.7	$2,541.3	$2,634.5
International segment	113.9	131.5	225.4	260.2
Other	9.5	1.9	29.4	6.0
Total sales	$1,364.4	$1,420.1	$2,796.1	$2,900.7

Operating income (loss):
North America segment(1)	$24.2	$(4.2)	$72.3	$(541.5)
International segment(2)	(1.0)	(6.1)	(9.0)	(13.7)
Other(3)	(45.6)	(47.8)	(88.3)	(77.1)
Total operating income (loss)	$(22.4)	$(58.1)	$(25.0)	$(632.3)

(1)
Operating income (loss) during the 13 and 26 weeks ended August 3, 2019 includes a $47.7 million out-of-period goodwill adjustment. In addition, operating income (loss) during the 13 and 26 weeks ended August 3, 2019 includes $1.7 million and $1.2 million, respectively, related to inventory charges recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 13 weeks and 26 weeks ended August 4, 2018 includes: 1) $53.7 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; and 2) $19.4 million and $160.4 million, respectively, related to valuation losses associated with the sale of eligible non-prime in-house accounts receivable. The 26 weeks ended August 4, 2018 also included $448.7 million related to goodwill and intangible impairments recognized in the first quarter.

(2)	Operating income (loss) during the 13 and 26 weeks ended August 4, 2018 includes $3.8 million related to inventory charges recorded in conjunction with the Company’s restructuring activities.

(3)
Operating income (loss) during the 13 and 26 weeks ended August 3, 2019 include charges of $26.1 million, and $53.4 million, respectively, related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges. Operating income (loss) during the 13 and 26 weeks ended August 4, 2018 includes $4.5 million and $6.6 million, respectively, related to transaction costs associated with the sale of the non-prime in-house accounts receivable and $25.3 million and $31.8 million, respectively, related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges.

For additional information on the items discussed above, see Note 5 related to the Company’s restructuring activities, Note 11 for details regarding the credit transaction and Note 14 regarding impairment charges.

(in millions)	August 3, 2019	February 2, 2019	August 4, 2018
Total assets:
North America segment	$5,226.8	$3,943.0	$4,171.9
International segment	521.1	367.4	366.6
Other	217.7	109.7	202.3
Total assets	$5,965.6	$4,420.1	$4,740.8

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
Restructuring charges of $27.8 million and $54.6 million were recognized in the 13 and 26 weeks ended August 3, 2019, respectively, primarily related to store closure, severance costs and professional fees for legal and consulting services.
Restructuring charges and other Plan related costs are classified in the condensed consolidated statements of operations as follows:

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Inventory charges	Restructuring charges - cost of sales	$4.4	$63.2	$4.4	$63.2
Other Plan related expenses	Restructuring charges	23.4	19.6	50.2	$26.1
Total Signet Path to Brilliance Plan expenses		$27.8	$82.8	$54.6	$89.3

The composition of the restructuring charges the Company incurred during the 13 and 26 weeks ended August 3, 2019, as well as the cumulative amount incurred through August 3, 2019, were as follows:

	13 weeks ended	26 weeks ended	Cumulative amount
(in millions)	August 3, 2019	August 3, 2019	August 3, 2019
Inventory charges	4.4	$4.4	$66.6
Termination benefits	6.0	14.8	24.5
Store closure and other costs	17.4	35.4	89.4
Total Signet Path to Brilliance Plan expenses	$27.8	$54.6	$180.5

The following table summarizes the activity related to the Plan liabilities for Fiscal 2020:

(in millions)	Termination benefits	Store closure and other costs	Consolidated
Balance at February 2, 2019	$—	$12.6	$12.6
Payments and other adjustments	(9.7)	(43.7)	(53.4)
Charged to expense	14.8	39.8	54.6
Balance at August 3, 2019	$5.1	$8.7	$13.8

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

(in millions, except conversion rate and conversion price)	August 3, 2019	February 2, 2019	August 4, 2018
Conversion rate	11.7898	11.3660	11.1190
Conversion price	$84.8191	$87.9817	$89.9361
Potential impact of preferred shares if-converted to common shares	7.4	7.1	6.9
Liquidation preference	$632.8	$632.8	$632.8

In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the preferred shares carrying value, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $4.8 million as of August 3, 2019 (February 2, 2019 and August 4, 2018: $4.0 million and $3.1 million, respectively).
Accretion of $0.4 million and $0.8 million was recorded to preferred shares in the condensed consolidated balance sheets during the 13 and 26 weeks ended August 3, 2019, respectively ($0.4 million and $0.8 million for the 13 and 26 weeks ended August 4, 2018, respectively).
7. Shareholders’ equity
Share repurchases
Common shares repurchased during the 26 weeks ended August 3, 2019 and August 4, 2018 were as follows:

		26 weeks ended August 3, 2019			26 weeks ended August 4, 2018
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	—	$—	$—	7.5	$434.4	$57.64
2016 Program(2)	$1,375.0	n/a	n/a	n/a	1.3	$50.6	$39.76
Total		—	$—	$—	8.8	$485.0	$55.06

(1)	The 2017 Program had $165.6 million remaining as of August 3, 2019.

(2)	The 2016 Program was completed in March 2018.

n/a	Not applicable.
Dividends on common shares
Dividends declared on common shares during the 26 weeks ended August 3, 2019 and August 4, 2018 were as follows:

	Fiscal 2020		Fiscal 2019
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.37	$19.3	$0.37	$21.8
Second quarter(1)	0.37	19.3	0.37	19.2
Total	$0.74	$38.6	$0.74	$41.0

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of August 3, 2019 and August 4, 2018, $19.3 million and $19.2 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the second quarter of Fiscal 2020 and Fiscal 2019, respectively.

Dividends on preferred shares
Dividends declared on preferred shares during the 26 weeks ended August 3, 2019 and August 4, 2018 were as follows:

	Fiscal 2020		Fiscal 2019
(in millions)	Cash dividend per share	Total cash dividends	Cash dividend per share	Total cash dividends
First quarter	$12.50	$7.8	$12.50	$7.8
Second quarter(1)	12.50	7.8	12.50	7.8
Total	$25.00	$15.6	$25.00	$15.6

(1)
Signet’s preferred shares dividends result in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of August 3, 2019 and August 4, 2018, $7.8 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the second quarter of Fiscal 2020 and Fiscal 2019, respectively.

There were no cumulative undeclared dividends on the preferred shares that reduced net income (loss) attributable to common shareholders during the 13 and 26 weeks ended August 3, 2019 or August 4, 2018. In addition, deemed dividends of $0.4 million and $0.8 million related to accretion of issuance costs associated with the preferred shares was recognized during the 13 and 26 weeks ended August 3, 2019, respectively ($0.4 million and $0.8 million for the 13 and 26 weeks ended August 4, 2018, respectively). See Note 6 for additional discussion of the Company’s preferred shares.
8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Numerator:
Net income (loss) attributable to common shareholders	$(44.3)	$(31.2)	$(62.5)	$(536.0)
Denominator:
Weighted average common shares outstanding	51.7	56.1	51.6	57.8
EPS – basic	$(0.86)	$(0.56)	$(1.21)	$(9.27)

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
The computation of diluted EPS is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Numerator:
Net income (loss) attributable to common shareholders	$(44.3)	$(31.2)	$(62.5)	$(536.0)
Numerator for diluted EPS	$(44.3)	$(31.2)	$(62.5)	$(536.0)

Denominator:
Weighted average common shares outstanding	51.7	56.1	51.6	57.8
Diluted weighted average common shares outstanding	51.7	56.1	51.6	57.8

EPS – diluted	$(0.86)	$(0.56)	$(1.21)	$(9.27)

The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Share awards	1.4	0.3	1.4	0.3
Potential impact of preferred shares	7.2	6.8	7.2	6.8
Total anti-dilutive shares	8.6	7.1	8.6	7.1

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at February 2, 2019	$(248.4)	$(0.5)	$4.0	$(53.8)	$(4.1)	$(302.8)
Other comprehensive income (loss) (“OCI”) before reclassifications	(26.0)	0.2	6.2	—	—	(19.6)
Amounts reclassified from AOCI to net income	—	—	(0.4)	0.5	—	0.1
Net current period OCI	(26.0)	0.2	5.8	0.5	—	(19.5)
Balance at August 3, 2019	$(274.4)	$(0.3)	$9.8	$(53.3)	$(4.1)	$(322.3)

The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		26 weeks ended
(in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$(0.3)	$0.4	$(0.6)	$0.7	Cost of sales (see Note 15)
Interest rate swaps	—	(0.4)	(0.6)	(0.7)	Interest expense, net (see Note 15)
Commodity contracts	0.3	(0.4)	0.7	(0.9)	Cost of sales (see Note 15)
Total before income tax	—	(0.4)	(0.5)	(0.9)
Income taxes	—	0.2	0.1	0.4
Net of tax	—	(0.2)	(0.4)	(0.5)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.3	—	0.6	0.3	Other non-operating income
Amortization of unrecognized net prior service credits	—	0.1	—	—	Other non-operating income
Total before income tax	0.3	0.1	0.6	0.3
Income taxes	—	—	(0.1)	—
Net of tax	0.3	0.1	0.5	0.3

Total reclassifications, net of tax	$0.3	$(0.1)	$0.1	$(0.2)

10. Income taxes

	26 weeks ended
	August 3, 2019	August 4, 2018
Estimated annual effective tax rate before discrete items(1)	13.7%	32.2%
Discrete items recognized	(19.0)%	(12.2)%
Effective tax rate recognized in statement of operations	(5.3)%	20.0%

(1)	Fiscal 2019 effective tax rate computed based on actual tax rate for the 26 weeks ended August 4, 2018.
During the 26 weeks ended August 3, 2019, the Company’s effective tax rate was lower than the US federal income tax rate primarily due to the unfavorable impact of impairment of goodwill which was not deductible for tax purposes. The forecasted annual effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
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
In addition, for a five-year term, Signet will remain the issuer of non-prime credit with investment funds managed by CarVal and Castlelake purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Signet will hold the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counterparty in accordance with the agreements. Receivables issued by the Company but pending transfer to CarVal and Castlelake as of period end are classified as “held for sale” and included in the accounts receivable caption in the condensed consolidated balance sheets. As of August 3, 2019, the accounts receivable, held for sale were recorded at fair value. See Note 16 for additional information regarding the assumptions utilized in the calculation of fair value of the finance receivables held for sale.
The following table presents the components of Signet’s accounts receivable:

(in millions)	August 3, 2019	February 2, 2019	August 4, 2018
Accounts receivable, held for investment	$16.3	$19.5	$6.5
Accounts receivable, held for sale	5.5	4.2	4.6
Accounts receivable	$21.8	$23.7	$11.1

In March 2018, the eligible non-prime in-house accounts receivables that met the criteria for sale were reclassified from "held for investment" to "held for sale". Accordingly, the receivables were recorded at the lower of cost (par) or fair value as of the date of the reclassification with subsequent adjustments to the asset fair value as required through the closing date of the transaction. During the 13 and 26 weeks ended August 4, 2018, total valuation losses of $19.4 million and $160.4 million, respectively, and other transaction-related costs of $4.5 million and $6.6 million, respectively, were recorded within credit transaction, net in the condensed consolidated statement of operations.
Accounts receivable, held for investment is comprised primarily of accounts receivable related to the insurance loss replacement business in the International segment and receivables related to the sale of diamonds from its polishing factory deemed unsuitable for Signet's needs in the Other segment.
12. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	August 3, 2019	February 2, 2019	August 4, 2018
Raw materials	$70.4	$76.3	$76.2
Finished goods	2,201.7	2,310.6	2,287.6
Total inventories	$2,272.1	$2,386.9	$2,363.8

During the 13 and 26 weeks ended August 3, 2019, as a part of the “Signet Path to Brilliance” restructuring plan, the Company recorded inventory charges of $4.4 million primarily associated with discontinued brands and collections within the restructuring charges - cost of sales line item on the condensed consolidated income statements. During the 13 and 26 weeks ended August 4, 2018, the Company recorded inventory charges of $63.2 million as part of the “Signet Path to Brilliance” plan. See Note 5 for additional information.
As of August 3, 2019, inventory reserves were $87.6 million (February 2, 2019 and August 4, 2018: $95.3 million and $100.9 million, respectively).
13. Leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Signet determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to selling, general and administrative expenses as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Further, certain leases provide for variable rent increases based on indexes specified within the lease agreement. As the contingent rent and variable increases are not measurable at inception, the amounts are excluded from minimum rent and the calculation of the operating lease liability. These amounts are included in variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and non-current operating lease liabilities in the Company’s condensed consolidated balance sheets.
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
Weighted average lease term and discount rate were as follows:

August 3, 2019
Weighted average remaining lease term (in years)	6.9
Weighted average discount rate	5.6%

Total lease costs for operating leases are as follows:

	13 weeks ended	26 weeks ended
(in millions)	August 3, 2019	August 3, 2019
Operating lease cost	$112.7	$227.1
Short-term lease cost	3.4	11.2
Variable lease cost	27.4	54.0
Sublease income	(0.2)	(0.9)
Total lease cost	$143.3	$291.4

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

Supplemental cash flow information related to leases was as follows:

	13 weeks ended	26 weeks ended
(in millions)	August 3, 2019	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$111.9	$229.9
Operating lease right-of-use assets obtained in exchange for lease obligations	34.3	40.8

The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	August 3, 2019
Remainder of Fiscal 2020	$228.6
Fiscal 2021	418.3
Fiscal 2022	364.7
Fiscal 2023	311.6
Fiscal 2024	246.1
Thereafter	716.8
Total lease payments	$2,286.1
Less: Imputed interest	(462.3)
Present value of lease liabilities	$1,823.8

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
During the 13 weeks ended August 3, 2019, a non-cash immaterial out-of-period adjustment of $47.7 million, with $35.2 million related to Zales goodwill and $12.5 million related to R2Net goodwill, was recognized within goodwill and intangible impairments on the condensed consolidated statements of operations related to an error in the calculation of goodwill impairments during Fiscal 2019.

The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America	Other	Total
Balance at February 3, 2018	$818.1	$3.6	$821.7
Impairment	(517.6)	(3.6)	(521.2)
Impact of foreign exchange and other adjustments (1)	(3.9)	—	(3.9)
Balance at February 2, 2019	296.6	—	296.6
Impairment(2)	(47.7)	—	(47.7)
Impact of foreign exchange and other adjustments	(0.1)	—	(0.1)
Balance at August 3, 2019	$248.8	$—	$248.8

(1)	During Fiscal 2019, other adjustments include a purchase price accounting adjustment of $2.6 million related to a revised valuation of acquired intangible assets from the R2Net acquisition.

(2)	During the 26 weeks ended August 3, 2019, an immaterial out-of-period adjustment was recognized related to an error in the calculation of goodwill impairment losses during Fiscal 2019.
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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	August 3, 2019			February 2, 2019			August 4, 2018
(in millions)	Gross carrying amount	Accumulated amortization(1)	Net carrying amount	Gross carrying amount	Accumulated amortization(1)	Net carrying amount	Gross carrying amount	Accumulated amortization(1)	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$53.2	$(50.7)	$2.5	$53.3	$(50.1)	$3.2	$53.4	$(48.6)	$4.8
Indefinite-lived intangible assets	475.9	(214.1)	261.8	475.9	(214.1)	261.8	476.2	(139.7)	336.5
Total intangible assets, net	$529.1	$(264.8)	$264.3	$529.2	$(264.2)	$265.0	$529.6	$(188.3)	$341.3

Intangible liabilities, net	$(113.8)	$95.3	$(18.5)	$(113.9)	$92.5	$(21.4)	$(114.0)	$88.8	$(25.2)

(1)	Accumulated amortization amounts related to the indefinite-lived intangible assets represents accumulated impairment losses recorded to date.
During the second quarter of Fiscal 2020, the Company performed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names identified in the Zale acquisition, for impairment indicators. Additionally, due to a continued decline in the Company’s market capitalization during the second quarter of Fiscal 2020, the Company determined a triggering event requiring interim impairment assessments for its remaining reporting units and indefinite-lived intangible assets had occurred. Using methodologies similar to the assessments performed in Fiscal 2019 described above, the Company determined no additional impairment charges were required to be recognized during Fiscal 2020 related to the annual evaluation or interim assessment.
As a result of the impairment of goodwill and tradenames during the fourth quarter of Fiscal 2019, goodwill of $77.8 million associated with the R2Net acquisition and the Company’s tradenames within the North America segment continue to approximate their respective fair values and could be at risk for future impairments.

Subsequent to the second quarter of Fiscal 2020, the Company has observed a continuing decline in the market valuation of its common shares which could impact the assumptions used to perform an evaluation of its indefinite-lived intangible assets, including goodwill and trade names. The Company will continue to monitor sales trends, interest rates, and other key inputs to the estimates of fair value. A further decline in the key inputs utilized in the valuation of goodwill and trade names may result in an impairment charge.
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counter-parties failed to perform as contracted. Signet does not anticipate non-performance by counter-parties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of August 3, 2019, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.

Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of August 3, 2019 was $23.1 million (February 2, 2019 and August 4, 2018: $22.4 million and $13.9 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 13 months (February 2, 2019 and August 4, 2018: 12 months and 8 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of August 3, 2019 was $101.8 million (February 2, 2019 and August 4, 2018: $111.5 million and $113.1 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of August 3, 2019 was 95,000 ounces of gold (February 2, 2019 and August 4, 2018: 89,000 ounces and 70,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 17 months (February 2, 2019 and August 4, 2018: 20 months and 16 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counter-parties that meet certain minimum requirements under its counter-party risk assessment process. As of August 3, 2019, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	August 3, 2019	February 2, 2019	August 4, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.1	$0.1	$0.8
Commodity contracts	Other current assets	8.1	4.3	—
Commodity contracts	Other assets	1.8	1.4	—
Interest rate swaps	Other assets	—	0.6	1.9
Total derivative assets		$11.0	$6.4	$2.7
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	0.8	0.3
Total derivative assets		$11.0	$7.2	$3.0

	Fair value of derivative liabilities
(in millions)	Balance sheet location	August 3, 2019	February 2, 2019	August 4, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$(0.2)	$—
Commodity contracts	Other current liabilities	—	—	(4.1)
Commodity contracts	Other liabilities	—	—	(0.9)
		$—	$(0.2)	$(5.0)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(1.1)	—	(0.8)
Total derivative liabilities		$(1.1)	$(0.2)	$(5.8)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	August 3, 2019	February 2, 2019	August 4, 2018
Foreign currency contracts	$1.7	$0.7	$0.4
Commodity contracts	11.2	4.0	(4.4)
Interest rate swaps	—	0.6	1.9
Gains (losses) recorded in AOCI	$12.9	$5.3	$(2.1)
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated statement of operations:
Foreign currency contracts

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gains (losses) recorded in AOCI, beginning of period		$0.4	$(0.8)	$0.7	$(2.4)
Current period gains (losses) recognized in OCI		1.6	0.8	1.6	2.1
Losses (gains) reclassified from AOCI to net income	Cost of sales	(0.3)	0.4	(0.6)	0.7
Gains recorded in AOCI, end of period		$1.7	$0.4	$1.7	$0.4
Commodity contracts

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gains (losses) recorded in AOCI, beginning of period		$0.1	$1.1	$4.0	$1.4
Current period gains (losses) recognized in OCI		10.8	(5.1)	6.5	(4.9)
Gains reclassified from AOCI to net income	Cost of sales	0.3	(0.4)	0.7	(0.9)
Gains (losses) recorded in AOCI, end of period		$11.2	$(4.4)	$11.2	$(4.4)

Interest rate swaps

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gains recorded in AOCI, beginning of period		$—	$2.3	$0.6	$2.2
Current period gains (losses) recognized in OCI		—	—	—	0.4
(Gains) losses reclassified from AOCI to net income	Interest expense, net	—	(0.4)	(0.6)	(0.7)
Gains recorded in AOCI, end of period		$—	$1.9	$—	$1.9

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 weeks ended August 3, 2019 and August 4, 2018. Based on current valuations, the Company expects approximately $6.7 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statement of operations:

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income, net	$(6.3)	$(5.7)	$(5.2)	$(10.5)

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

	August 3, 2019			February 2, 2019			August 4, 2018
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$7.8	$7.8	$—	$4.7	$4.7	$—	$5.1	$5.1	$—
Corporate equity securities	3.2	3.2	—	2.4	2.4	—	2.5	2.5	—
Foreign currency contracts	1.1	—	1.1	0.9	—	0.9	1.1	—	1.1
Commodity contracts	9.9	—	9.9	5.7	—	5.7	—	—	—
Interest rate swaps	—	—	—	0.6	—	0.6	1.9	—	1.9
US government agency securities	5.8	—	5.8	2.5	—	2.5	2.9	—	2.9
Corporate bonds and notes	9.4	—	9.4	5.2	—	5.2	5.4	—	5.4
Total assets	$37.2	$11.0	$26.2	$22.0	$7.1	$14.9	$18.9	$7.6	$11.3

Liabilities:
Foreign currency contracts	$(1.1)	$—	$(1.1)	$(0.2)	$—	$(0.2)	$(0.8)	$—	$(0.8)
Commodity contracts	—	—	—	—	—	—	(5.0)	—	(5.0)
Total liabilities	$(1.1)	$—	$(1.1)	$(0.2)	$—	$(0.2)	$(5.8)	$—	$(5.8)

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
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price is contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset related to this deferred payment within other assets at fair value and will adjust the asset to fair value in each subsequent period through the performance period through AOCI until settled. This estimated fair value was derived from a discounted cash flow model using unobservable inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. As of August 3, 2019, the fair value of the deferred payment was $20.1 million, which is recorded within other assets on the condensed consolidated balance sheets. See Note 11 for additional information.

Goodwill and other indefinite-lived intangible assets, are evaluated for impairment annually or more frequently if events or conditions indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. During the 13 weeks ended August 3, 2019, the Company performed an interim impairment test for goodwill and indefinite-lived intangible assets. The fair value was calculated using a combination of discounted cash flow and guideline public company methodologies for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value of goodwill and indefinite-lived intangible assets is a Level 3 valuation based on certain unobservable inputs including projected cash flows and estimated risk-adjusted rates of return that would be utilized by market participants in valuing these assets or prices of similar assets. See Note 14 for additional information.
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

	August 3, 2019		February 2, 2019		August 4, 2018
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$395.7	$349.2	$395.3	$340.3	$394.9	$382.1
Term loan (Level 2)	275.7	277.1	293.0	294.9	310.5	312.8
Total	$671.4	$626.3	$688.3	$635.2	$705.4	$694.9

17. Loans, overdrafts and long-term debt

(in millions)	August 3, 2019	February 2, 2019	August 4, 2018
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$399.1	$399.0	$399.0
Senior unsecured term loan	277.1	294.9	312.8
Revolving credit facility	—	—	71.0
Bank overdrafts	11.0	40.1	6.1
Total debt	$687.2	$734.0	$788.9
Less: Current portion of loans and overdrafts	(54.2)	(78.8)	(111.4)
Less: Unamortized capitalized debt issuance fees	(4.8)	(5.6)	(6.4)
Total long-term debt	$628.2	$649.6	$671.1
Revolving credit facility and term loan (the “Credit Facility”)
The Company’s Credit Facility contains a $700 million senior unsecured multi-currency multi-year revolving credit facility and a $357.5 million senior unsecured term loan facility. The maturity date for the Credit Facility, including both individual facilities disclosed above, is July 2021.
Deferred financing fees associated with the revolving credit facility as of August 3, 2019 total $2.6 million with the unamortized balance recorded as an asset within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of August 3, 2019 was $1.8 million (February 2, 2019 and August 4, 2018: $1.6 million and $1.4 million, respectively). Amortization relating to these fees of $0.1 million and $0.2 million was recorded as interest expense in the condensed consolidated statement of operations for the 13 and 26 weeks ended August 3, 2019 ($0.1 million and $0.2 million for the 13 and 26 weeks ended August 4, 2018). As of August 3, 2019, February 2, 2019 and August 4, 2018, the Company had stand-by letters of credit outstanding of $14.5 million, $14.6 million and $14.6 million, respectively, that reduce remaining borrowing availability. The revolving credit facility was not utilized during the 13 and 26 weeks ended August 3, 2019. The revolving credit facility had a weighted average interest rate of 3.48% during the 26 weeks ended August 4, 2018.

Deferred financing fees associated with the term loan facility as of August 3, 2019 total $6.2 million with the unamortized balance recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Accumulated amortization related to these capitalized fees as of August 3, 2019 was $4.8 million (February 2, 2019 and August 4, 2018: $4.3 million and $3.9 million, respectively). Amortization relating to these fees of $0.1 million and $0.5 million was recorded as interest expense in the condensed consolidated statement of operations for the 13 and 26 weeks ended August 3, 2019 ($0.2 million and $0.4 million for the 13 and 26 weeks ended August 4, 2018). Excluding the impact of the interest rate swap designated as a cash flow hedge discussed in Note 15, the term loan had a weighted average interest rate of 4.43% and 3.32% during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively.
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
Deferred financing fees relating to the senior unsecured notes total $7.0 million. Accumulated amortization related to these capitalized fees as of August 3, 2019 was $3.6 million (February 2, 2019 and August 4, 2018: $3.3 million and $2.9 million, respectively). The remaining unamortized capitalized fees are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to these fees of $0.2 million and $0.3 million was recorded as interest expense in the condensed consolidated statement of operations for the 13 and 26 weeks ended August 3, 2019, respectively ($0.2 million and $0.3 million for the 13 and 26 weeks ended August 4, 2018 respectively).
Other
As of August 3, 2019, February 2, 2019 and August 4, 2018, the Company was in compliance with all debt covenants.
The Company has announced that it expects to enter into new fully-committed 5-year $1.6 billion senior asset-based credit facilities to refinance all outstanding amounts under its existing senior credit facilities that mature in July 2021, to finance a tender offer for its outstanding senior notes due in 2024, to pay related fees and expenses, and for general corporate purposes. The new credit facilities are subject to final documentation and customary closing conditions.
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

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Warranty reserve, beginning of period	$33.8	$35.6	$33.2	$37.2
Warranty expense	2.5	4.0	6.0	5.4
Utilized(1)	(2.2)	(3.2)	(5.1)	(6.2)
Warranty reserve, end of period	$34.1	$36.4	$34.1	$36.4

(1)	Includes impact of foreign exchange translation.

(in millions)	August 3, 2019	February 2, 2019	August 4, 2018
Disclosed as:
Current liabilities	$10.2	$10.0	$11.2
Non-current liabilities	23.9	23.2	25.2
Total warranty reserve	$34.1	$33.2	$36.4

19. Share-based compensation
Signet recorded share-based compensation expense of $4.3 million and $8.3 million for the 13 and 26 weeks ended August 3, 2019 related to the Omnibus Plan and Share Saving Plans ($6.4 million and $8.2 million for the 13 and 26 weeks ended August 4, 2018).

20. Commitments and contingencies
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion.  On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015, which SJI opposed. April 27, 2015, the arbitrator issued an order denying the Claimants’ Motion. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015, which Claimants opposed. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the District Court’s November 16, 2015 Opinion and Order. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit, which Claimants opposed. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016.SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed, and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims, which SJI opposed. On June 15, 2015, the arbitrator granted the Claimants’ motion. On March 6, 2017, Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice, which SJI opposed The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016, which Claimants opposed. On April 5, 2016, the arbitrator denied SJI’s Motion. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, which Claimants opposed. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals, which Claimant’s opposed. On June 1, 2017, the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016 and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016, which Claimants opposed. The matter was fully briefed, and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. Approximately, 10,314 current and former employees submitted consent forms to opt in to the collective action; however, some have withdrawn their consents. The number of valid consents is disputed and yet to be determined. SJI believes the number of valid consents to be approximately 9,124. On July 24, 2017, the United States Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The matter was fully briefed, and an oral argument was heard on October 16, 2017. On January 15, 2018, District Court granted SJI’s Motion finding that the Arbitrator exceeded her authority by binding non-parties (absent class members) to the Title VII claim. The District Court further held that the RESOLVE Agreement does not permit class action procedures, thereby, reducing the

Claimants in the Title VII matter from 70,000 to potentially 254. Claimants dispute that the number of claimants in the Title VII is 254. On January 18, 2018, the Claimants filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. The appeal was fully briefed and oral argument before the Second Circuit occurred on May 7, 2018. On May 17, 2019, SJI submitted a Rule 28(j) letter to the Second Circuit addressing the effects of the Supreme Court’s ruling in Lamps Plus, Inc. v. Varela, No. 17-988 (S. Ct. Apr. 24, 2019), on the pending appeal. The Second Circuit then issued an order directing the parties to submit additional arguments on that issue, which have been submitted. SJI currently awaits the Second Circuit’s decision on this appeal. On November 10, 2017, SJI filed in the arbitration motions for summary judgment, and for decertification, of Claimants’ Equal Pay Act and Title VII promotions claims. On January 30, 2018, oral argument on SJI’s motions was heard. On January 26, 2018, SJI filed a Motion to Vacate The Equal Pay Act Collective Action Award And Tolling Order asserting that the Arbitrator exceeded her authority by conditionally certifying the Equal Pay Act claim and allowing the absent claimants to opt-in the litigation. On March 12, 2018, the Arbitrator denied SJI’s Motion to Vacate The Equal Pay Act Collective Action Award and Tolling Order. SJI still has a pending motion seeking decertification of the EPA Collective Action before the Arbitrator. On March 19, 2018, the Arbitrator issued an Order partially granting SJI’s Motion to Amend the Arbitrator’s November 2, 2017, Bifurcated Seventh Amended Case Management Plan resulting in a continuance of the May 14, 2018 trial date. A new trial date has not been set.
SJI denies the allegations of the Claimants and has been defending the case vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. This suit was settled on May 5, 2017, as further described below. The EEOC’s lawsuit alleged that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserted claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014, the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The parties fully briefed the appeal and oral argument occurred on May 5, 2015. On September 9, 2015, the United States Court of Appeals for the Second Circuit issued a decision vacating the District Court’s order and remanding the case back to the District Court for further proceedings. SJI filed a Petition for Panel Rehearing and En Banc Review with the United States Court of Appeals for the Second Circuit, which was denied on December 1, 2015. On December 4, 2015, SJI filed in the United States Court of Appeals for the Second Circuit a Motion Of Appellee Sterling Jewelers Inc. For Stay Of Mandate Pending Petition For Writ Of Certiorari. The Motion was granted by the Second Circuit on December 10, 2015. SJI filed a Petition For Writ Of Certiorari in the Supreme Court of the United States on April 29, 2016, which was denied. The case was remanded to the Western District of New York and on November 2, 2016, the Court issued a case scheduling order. On January 25, 2017, the parties filed a joint motion to extend case scheduling order deadlines. The motion was granted on January 27, 2017. On May 5, 2017 the U.S. District Court for the Western District of New York approved and entered the Consent Decree jointly proposed by the EEOC and SJI, resolving all of the EEOC’s claims against SJI in this litigation for various injunctive relief including but not limited to the appointment of an employment practices expert to review specific policies and practices, a compliance officer to be employed by SJI, as well as obligations relative to training, notices, reporting and record-keeping. The Consent Decree does not require an outside third-party monitor or require any monetary payment. The duration of the Consent Decree is three years and three months, expiring on August 4, 2020.
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
On December 15, 2017, another alleged Company shareholder filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and its current Chief Executive Officer and Chief Financial Officer (No. 17-cv-9853). This complaint alleged that the defendants made misleading statements regarding the Company’s credit portfolio between August 24, 2017, and November 21, 2017, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On January 7, 2018, this case was consolidated into the Consolidated Action.
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
On March 15, 2019, the lead plaintiff moved for appointment of a class representative and class counsel and for certification of a class period of August 29, 2013, through March 13, 2018. On July 10, 2019, the Court granted the motion and certified a class of all persons and entities who purchased or otherwise acquired Signet common stock from August 29, 2013 to May 25, 2017. The Court also appointed a class representative and class counsel.
On May 9, 2019, the defendants moved for judgment on the pleadings with respect to certain alleged misstatements. On June 11, 2019, the Court denied the defendants’ motion for judgment on the pleadings. The defendants moved for reconsideration on June 18, 2019. The Court denied that motion on June 20, 2019.
On July 24, 2019, the defendants filed with the United States Court of Appeals for the Second Circuit a petition for permission to appeal the District Court’s class certification decision. On August 5, 2019, the lead plaintiff filed its opposition to that petition. On August 12, 2019, the defendants moved for leave to file a reply in support of the petition. On August 22, 2019, the lead plaintiff filed an opposition to defendants’ motion for leave.  On August 28, 2019, the defendants filed a reply in support of their motion for leave. Discovery is ongoing in this action.
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

Derivative Action
On September 1, 2017, Josanne Aungst filed a putative shareholder derivative action entitled Aungst v. Light, et al., No. CV-2017-3665, in the Court of Common Pleas for Summit County Ohio. The complaint in this action, which purports to have been brought by Ms. Aungst on behalf of the Company, names certain current and former directors and officers of the Company as defendants and alleges claims for breach of fiduciary duty, abuse of control, and gross mismanagement.  The complaint challenges certain public disclosures and conduct relating to the allegations that were raised by the claimants in the Arbitration. The complaint also alleges that the Company’s share price was artificially inflated as a result of alleged misrepresentations and omissions. The complaint seeks money damages on behalf of the Company, changes to the Company’s corporate governance, and other equitable relief, as well as plaintiff’s legal fees and costs. The defendants’ motion to dismiss the complaint was granted on February 28, 2019. On March 26, 2019, plaintiff filed a notice of appeal of the trial court’s dismissal of the action. On July 1, 2019, plaintiff filed an appeal brief in the Court of Appeals, Ninth Judicial District, Summit County, Ohio. Defendants filed their answering brief on August 9, 2019. Plaintiff filed a reply brief on August 19, 2019.
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

Condensed Consolidated Statement of Operations
For the 13 weeks ended August 3, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,258.2	$106.2	$—	$1,364.4
Cost of sales	—	—	(831.7)	(69.6)	—	(901.3)
Restructuring charges - cost of sales	—	—	(1.7)	(2.7)	—	(4.4)
Gross margin	—	—	424.8	33.9	—	458.7
Selling, general and administrative expenses	(0.2)	—	(407.3)	(3.9)	—	(411.4)
Restructuring charges	—	—	(22.8)	(0.6)	—	(23.4)
Goodwill and intangible impairments	—	—	(35.2)	(12.5)	—	(47.7)
Other operating income (loss), net	—	—	2.0	(0.6)	—	1.4
Operating income (loss)	(0.2)	—	(38.5)	16.3	—	(22.4)
Intra-entity interest income (expense)	(0.5)	4.7	(47.8)	43.6	—	—
Interest expense, net	—	(4.9)	(5.2)	—	—	(10.1)
Other non-operating income	—	—	0.2	—	—	0.2
Income (loss) before income taxes	(0.7)	(0.2)	(91.3)	59.9	—	(32.3)
Income taxes	—	—	14.0	(17.8)	—	(3.8)
Equity in income (loss) of subsidiaries	(35.4)	—	(102.7)	(70.8)	208.9	—
Net income (loss)	$(36.1)	$(0.2)	$(180.0)	$(28.7)	$208.9	$(36.1)
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$(44.3)	$(0.2)	$(180.0)	$(28.7)	$208.9	$(44.3)

Condensed Consolidated Statement of Operations
For the 13 weeks ended August 4, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,296.3	$123.8	$—	$1,420.1
Cost of sales	—	—	(867.3)	(62.6)	—	(929.9)
Restructuring charges - cost of sales	—	—	(57.5)	(5.7)	—	(63.2)
Gross margin	—	—	371.5	55.5	—	427.0
Selling, general and administrative expenses	(0.4)	—	(407.7)	(36.7)	—	(444.8)
Credit transaction, net	—	—	(23.9)	—	—	(23.9)
Restructuring charges	—	—	(19.6)	—	—	(19.6)
Other operating income (loss), net	—	—	(1.1)	4.3	—	3.2
Operating income (loss)	(0.4)	—	(80.8)	23.1	—	(58.1)
Intra-entity interest income (expense)	(1.7)	4.7	(109.1)	106.1	—	—
Interest expense, net	—	(4.9)	(4.6)	0.1	—	(9.4)
Other non-operating income	—	—	0.5	—	—	0.5
Income (loss) before income taxes	(2.1)	(0.2)	(194.0)	129.3	—	(67.0)
Income taxes	—	0.1	25.1	18.8	—	44.0
Equity in income (loss) of subsidiaries	(20.9)	—	(207.8)	(221.0)	449.7	—
Net income (loss)	$(23.0)	$(0.1)	$(376.7)	$(72.9)	$449.7	$(23.0)
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$(31.2)	$(0.1)	$(376.7)	$(72.9)	$449.7	$(31.2)

Condensed Consolidated Statement of Operations
For the 26 weeks ended August 3, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$2,575.1	$221.0	$—	$2,796.1
Cost of sales	—	—	(1,685.7)	(147.9)	—	(1,833.6)
Restructuring charges - cost of sales	—	—	(1.7)	(2.7)	—	(4.4)
Gross margin	—	—	887.7	70.4	—	958.1
Selling, general and administrative expenses	(0.2)	—	(869.7)	(16.7)	—	(886.6)
Restructuring charges	—	—	(48.6)	(1.6)	—	(50.2)
Goodwill and intangible impairments	—	—	(35.2)	(12.5)	—	(47.7)
Other operating income (loss), net	—	—	1.9	(0.5)	—	1.4
Operating income (loss)	(0.2)	—	(63.9)	39.1	—	(25.0)
Intra-entity interest income (expense)	(1.2)	9.4	(96.2)	88.0	—	—
Interest expense, net	—	(9.9)	(9.5)	0.1	—	(19.3)
Other non-operating income	—	—	0.5	—	—	0.5
Income (loss) before income taxes	(1.4)	(0.5)	(169.1)	127.2	—	(43.8)
Income taxes	—	0.1	22.8	(25.2)	—	(2.3)
Equity in income (loss) of subsidiaries	(44.7)	—	(182.4)	(136.2)	363.3	—
Net income (loss)	$(46.1)	$(0.4)	$(328.7)	$(34.2)	$363.3	$(46.1)
Dividends on redeemable convertible preferred shares	(16.4)	—	—	—	—	(16.4)
Net income (loss) attributable to common shareholders	$(62.5)	$(0.4)	$(328.7)	$(34.2)	$363.3	$(62.5)

Condensed Consolidated Statement of Operations
For the 26 weeks ended August 4, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$2,652.8	$247.9	$—	$2,900.7
Cost of sales	—	—	(1,803.6)	(122.1)	—	(1,925.7)
Restructuring charges - cost of sales	—	—	(57.5)	(5.7)	—	(63.2)
Gross margin	—	—	791.7	120.1	—	911.8
Selling, general and administrative expenses	(0.5)	—	(852.1)	(75.0)	—	(927.6)
Credit transaction, net	—	—	(167.0)	—	—	(167.0)
Restructuring charges	—	—	(25.1)	(1.0)	—	(26.1)
Goodwill and intangible impairments	—	—	(448.7)	—	—	(448.7)
Other operating income (loss), net	(0.1)	—	21.5	3.9	—	25.3
Operating income (loss)	(0.6)	—	(679.7)	48.0	—	(632.3)
Intra-entity interest income (expense)	(2.4)	9.4	(153.9)	146.9	—	—
Interest expense, net	—	(9.8)	(8.6)	0.1	—	(18.3)
Other non-operating income	—	—	1.1	—	—	1.1
Income (loss) before income taxes	(3.0)	(0.4)	(841.1)	195.0	—	(649.5)
Income taxes	—	0.1	104.5	25.3	—	129.9
Equity in income (loss) of subsidiaries	(516.6)	—	(772.9)	(788.9)	2,078.4	—
Net income (loss)	$(519.6)	$(0.3)	$(1,509.5)	$(568.6)	$2,078.4	$(519.6)
Dividends on redeemable convertible preferred shares	(16.4)	—	—	—	—	(16.4)
Net income (loss) attributable to common shareholders	$(536.0)	$(0.3)	$(1,509.5)	$(568.6)	$2,078.4	$(536.0)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended August 3, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(36.1)	$(0.2)	$(180.0)	$(28.7)	$208.9	$(36.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(24.0)	—	(24.1)	0.1	24.0	(24.0)
Available-for-sale securities:
Unrealized gain (loss)	(0.1)	—	—	(0.1)	0.1	(0.1)
Cash flow hedges:
Unrealized gain (loss)	9.4	—	9.4	—	(9.4)	9.4
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.3	—	0.3	—	(0.3)	0.3
Total other comprehensive income (loss)	(14.4)	—	(14.4)	—	14.4	(14.4)
Total comprehensive income (loss)	$(50.5)	$(0.2)	$(194.4)	$(28.7)	$223.3	$(50.5)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 13 weeks ended August 4, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(23.0)	$(0.1)	$(376.7)	$(72.9)	$449.7	$(23.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	(15.3)	—	(15.0)	(0.3)	15.3	(15.3)
Available-for-sale securities:
Unrealized gain (loss)	0.5	—	—	0.5	(0.5)	0.5
Cash flow hedges:
Unrealized gain (loss)	(3.0)	—	(3.0)	—	3.0	(3.0)
Reclassification adjustment for gains to net income	(0.2)	—	(0.2)	—	0.2	(0.2)
Pension plan:
Actuarial loss	(6.5)	—	(6.5)	—	6.5	(6.5)
Reclassification adjustment to net income for amortization of net prior service credits	0.1	—	0.1	—	(0.1)	0.1
Total other comprehensive income (loss)	(24.4)	—	(24.6)	0.2	24.4	(24.4)
Total comprehensive income (loss)	$(47.4)	$(0.1)	$(401.3)	$(72.7)	$474.1	$(47.4)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 26 weeks ended August 3, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(46.1)	$(0.4)	$(328.7)	$(34.2)	$363.3	$(46.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(26.0)	—	(26.1)	0.1	26.0	(26.0)
Available-for-sale securities:
Unrealized gain (loss)	0.2	—	—	0.2	(0.2)	0.2
Cash flow hedges:
Unrealized gain (loss)	6.2	—	6.2	—	(6.2)	6.2
Reclassification adjustment for gains to net income	(0.4)	—	(0.4)	—	0.4	(0.4)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.5	—	0.5	—	(0.5)	0.5
Total other comprehensive income (loss)	(19.5)	—	(19.8)	0.3	19.5	(19.5)
Total comprehensive income (loss)	$(65.6)	$(0.4)	$(348.5)	$(33.9)	$382.8	$(65.6)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the 26 weeks ended August 4, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(519.6)	$(0.3)	$(1,509.5)	$(568.6)	$2,078.4	$(519.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(37.0)	—	(36.5)	(0.5)	37.0	(37.0)
Available-for-sale securities:
Unrealized gain (loss)	0.3	—	—	0.3	(0.3)	0.3
Impact from adoption of new accounting pronouncements(1)	(0.8)	—	—	(0.8)	0.8	(0.8)
Cash flow hedges:
Unrealized gain (loss)	(1.5)	—	(1.5)	—	1.5	(1.5)
Reclassification adjustment for gains to net income	(0.5)	—	(0.5)	—	0.5	(0.5)
Pension plan:
Actuarial loss	(6.5)	—	(6.5)	—	6.5	(6.5)
Reclassification adjustment to net income for amortization of actuarial losses	0.3	—	0.3	—	(0.3)	0.3
Total other comprehensive income (loss)	(45.7)	—	(44.7)	(1.0)	45.7	(45.7)
Total comprehensive income (loss)	$(565.3)	$(0.3)	$(1,554.2)	$(569.6)	$2,124.1	$(565.3)

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-1.

Condensed Consolidated Balance Sheet
August 3, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.4	$0.1	$207.3	$63.7	$—	$271.5
Accounts receivable	—	—	10.0	11.8	—	21.8
Intra-entity receivables, net	—	7.1	30.7	251.8	(289.6)	—
Other current assets	—	—	142.4	48.2	—	190.6
Income taxes	—	—	2.6	—	—	2.6
Inventories	—	—	2,186.4	85.7	—	2,272.1
Total current assets	0.4	7.2	2,579.4	461.2	(289.6)	2,758.6
Non-current assets:
Property, plant and equipment, net	—	—	740.2	10.0	—	750.2
Operating lease right-of-use assets	—	—	1,721.8	7.5	—	1,729.3
Goodwill	—	—	171.1	77.7	—	248.8
Intangible assets, net	—	—	243.8	20.5	—	264.3
Investment in subsidiaries	2,002.6	—	(208.0)	(453.5)	(1,341.1)	—
Intra-entity receivables, net	—	400.0	—	2,578.0	(2,978.0)	—
Other assets	—	—	166.1	28.6	—	194.7
Deferred tax assets	—	—	23.3	(3.6)	—	19.7
Total assets	$2,003.0	$407.2	$5,437.7	$2,726.4	$(4,608.7)	$5,965.6
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$54.9	$—	$—	$54.2
Accounts payable	—	—	158.9	65.2	—	224.1
Intra-entity payables, net	270.1	—	19.5	—	(289.6)	—
Accrued expenses and other current liabilities	28.6	2.3	369.1	18.0	—	418.0
Deferred revenue	—	—	253.1	12.3	—	265.4
Operating lease liabilities	—	—	323.0	1.8	—	324.8
Income taxes	—	—	0.5	24.6	—	25.1
Total current liabilities	298.7	1.6	1,179.0	121.9	(289.6)	1,311.6
Non-current liabilities:
Long-term debt	—	396.5	231.7	—	—	628.2
Intra-entity payables, net	—	—	2,978.0	—	(2,978.0)	—
Operating lease liabilities	—	—	1,493.3	5.7	—	1,499.0
Other liabilities	—	—	118.5	4.2	—	122.7
Deferred revenue	—	—	699.8	—	—	699.8
Total liabilities	298.7	398.1	6,700.3	131.8	(3,267.6)	4,261.3
Series A redeemable convertible preferred shares	616.1	—	—	—	—	616.1
Total shareholders’ equity (deficit)	1,088.2	9.1	(1,262.6)	2,594.6	(1,341.1)	1,088.2
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,003.0	$407.2	$5,437.7	$2,726.4	$(4,608.7)	$5,965.6

Condensed Consolidated Balance Sheet
February 2, 2019

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$146.7	$48.4	$—	$195.4
Accounts receivable	—	—	14.3	9.4	—	23.7
Intra-entity receivables, net	—	7.9	83.4	220.0	(311.3)	—
Other current assets	—	—	215.9	28.1	—	244.0
Income taxes	—	—	5.1	0.7	—	5.8
Inventories	—	—	2,302.6	84.3	—	2,386.9
Total current assets	0.2	8.0	2,768.0	390.9	(311.3)	2,855.8
Non-current assets:
Property, plant and equipment, net	—	—	789.6	10.9	—	800.5
Goodwill	—	—	206.3	90.3	—	296.6
Intangible assets, net	—	—	244.0	21.0	—	265.0
Investment in subsidiaries	2,155.7	—	(15.7)	(305.5)	(1,834.5)	—
Intra-entity receivables, net	—	400.0	—	2,588.0	(2,988.0)	—
Other assets	—	—	164.0	17.2	—	181.2
Deferred tax assets	—	—	24.5	(3.5)	—	21.0
Total assets	$2,155.9	$408.0	$4,180.7	$2,809.3	$(5,133.8)	$4,420.1
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$79.5	$—	$—	$78.8
Accounts payable	—	—	119.7	34.0	—	153.7
Intra-entity payables, net	311.3	—	—	—	(311.3)	—
Accrued expenses and other current liabilities	27.7	2.4	450.4	22.3	—	502.8
Deferred revenue	—	—	257.6	12.4	—	270.0
Income taxes	—	0.8	26.4	0.5	—	27.7
Total current liabilities	339.0	2.5	933.6	69.2	(311.3)	1,033.0
Non-current liabilities:
Long-term debt	—	396.0	253.6	—	—	649.6
Intra-entity payables, net	—	—	2,988.0	—	(2,988.0)	—
Other liabilities	—	—	219.4	4.7	—	224.1
Deferred revenue	—	—	696.5	—	—	696.5
Deferred tax liabilities	—	—	—	—	—	—
Total liabilities	339.0	398.5	5,091.1	73.9	(3,299.3)	2,603.2
Series A redeemable convertible preferred shares	615.3	—	—	—	—	615.3
Total shareholders’ equity (deficit)	1,201.6	9.5	(910.4)	2,735.4	(1,834.5)	1,201.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,155.9	$408.0	$4,180.7	$2,809.3	$(5,133.8)	$4,420.1

Condensed Consolidated Balance Sheet
August 4, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.9	$0.1	$64.6	$68.5	$—	$134.1
Accounts receivable	—	—	10.5	0.6	—	11.1
Intra-entity receivables, net	—	3.1	—	178.3	(181.4)	—
Other current assets	—	—	211.8	27.5	—	239.3
Income taxes	—	—	77.3	41.9	—	119.2
Inventories	—	—	2,298.6	65.2	—	2,363.8
Total current assets	0.9	3.2	2,662.8	382.0	(181.4)	2,867.5
Non-current assets:
Property, plant and equipment, net	—	—	812.8	7.3	—	820.1
Goodwill	—	—	206.3	302.7	—	509.0
Intangible assets, net	—	—	267.3	74.0	—	341.3
Investment in subsidiaries	2,107.2	—	335.9	(243.3)	(2,199.8)	—
Intra-entity receivables, net	—	400.0	—	2,598.0	(2,998.0)	—
Other assets	—	—	182.5	18.2	—	200.7
Deferred tax assets	—	—	2.1	0.1	—	2.2
Total assets	$2,108.1	$403.2	$4,469.7	$3,139.0	$(5,379.2)	$4,740.8
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$112.1	$—	$—	$111.4
Accounts payable	—	—	206.6	30.1	—	236.7
Intra-entity payables, net	66.0	—	115.4	—	(181.4)	—
Accrued expenses and other current liabilities	27.6	2.4	394.2	16.2	—	440.4
Deferred revenue	—	—	263.9	12.4	—	276.3
Total current liabilities	93.6	1.7	1,092.2	58.7	(181.4)	1,064.8
Non-current liabilities:
Long-term debt	—	395.6	275.5	—	—	671.1
Intra-entity payables, net	—	—	2,998.0	—	(2,998.0)	—
Other liabilities	—	—	230.8	5.3	—	236.1
Deferred revenue	—	—	663.3	—	—	663.3
Deferred tax liabilities	—	—	74.6	16.4	—	91.0
Total liabilities	93.6	397.3	5,334.4	80.4	(3,179.4)	2,726.3
Series A redeemable convertible preferred shares	614.4	—	—	—	—	614.4
Total shareholders’ equity (deficit)	1,400.1	5.9	(864.7)	3,058.6	(2,199.8)	1,400.1
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,108.1	$403.2	$4,469.7	$3,139.0	$(5,379.2)	$4,740.8

Condensed Consolidated Statement of Cash Flows
For the 26 weeks ended August 3, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$95.4	$(0.8)	$99.0	$149.5	$(96.5)	$246.6
Investing activities
Purchase of property, plant and equipment	—	—	(52.2)	—	—	(52.2)
Purchase of available-for-sale securities	—	—	—	(11.7)	—	(11.7)
Proceeds from available-for-sale securities	—	—	—	0.5	—	0.5
Net cash provided by (used in) investing activities	—	—	(52.2)	(11.2)	—	(63.4)
Financing activities
Dividends paid on common shares	(38.5)	—	—	—	—	(38.5)
Dividends paid on redeemable convertible preferred shares	(15.6)	—	—	—	—	(15.6)
Intra-entity dividends paid	—	—	—	(96.5)	96.5	—
Repayments of term and bridge loans	—	—	(17.9)	—	—	(17.9)
Repayments of bank overdrafts	—	—	(29.1)	—	—	(29.1)
Other financing activities	(0.6)	—	—	—	—	(0.6)
Intra-entity activity, net	(40.5)	0.8	65.9	(26.2)	—	—
Net cash provided by (used in) financing activities	(95.2)	0.8	18.9	(122.7)	96.5	(101.7)
Cash and cash equivalents at beginning of period	0.2	0.1	146.7	48.4	—	195.4
Increase (decrease) in cash and cash equivalents	0.2	—	65.7	15.6	—	81.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.1)	(0.3)	—	(5.4)
Cash and cash equivalents at end of period	$0.4	$0.1	$207.3	$63.7	$—	$271.5

Condensed Consolidated Statement of Cash Flows
For the 26 weeks ended August 4, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$467.5	$0.2	$227.7	$227.7	$(470.5)	$452.6
Investing activities
Purchase of property, plant and equipment	—	—	(55.1)	(1.0)	—	(56.1)
Proceeds from sale of assets	—	—	—	5.5	—	5.5
Purchase of available-for-sale securities	—	—	—	(0.6)	—	(0.6)
Proceeds from available-for-sale securities	—	—	—	8.5	—	8.5
Net cash provided by (used in) investing activities	—	—	(55.1)	12.4	—	(42.7)
Financing activities
Dividends paid on common shares	(40.6)	—	—	—	—	(40.6)
Dividends paid on redeemable convertible preferred shares	(15.6)	—	—	—	—	(15.6)
Intra-entity dividends paid	—	—	—	(470.5)	470.5	—
Repurchase of common shares	(485.0)	—	—	—	—	(485.0)
Repayments of term loan	—	—	(13.4)	—	—	(13.4)
Proceeds from revolving credit facility	—	—	308.0	—	—	308.0
Repayments of revolving credit facility	—	—	(237.0)	—	—	(237.0)
Repayments of bank overdrafts	—	—	(8.1)	—	—	(8.1)
Other financing activities	(2.1)	—	—	—	—	(2.1)
Intra-entity activity, net	75.0	(0.2)	(302.0)	227.2	—	—
Net cash provided by (used in) financing activities	(468.3)	(0.2)	(252.5)	(243.3)	470.5	(493.8)
Cash and cash equivalents at beginning of period	1.7	0.1	150.5	72.8	—	225.1
Increase (decrease) in cash and cash equivalents	(0.8)	—	(79.9)	(3.2)	—	(83.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.0)	(1.1)	—	(7.1)
Cash and cash equivalents at end of period	$0.9	$0.1	$64.6	$68.5	$—	$134.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies, the industry in which Signet operates, the expected entry into new credit facilities and completion of the tender offer. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: our ability to complete the tender offer, our ability to enter into the new credit facilities, market conditions, or other factors that relate to us, including our ability to implement Signet's transformation initiative; the effect of US federal tax reform and adjustments relating to such impact on the completion of our quarterly and year-end financial statements; changes in interpretation or assumptions, and/or updated regulatory guidance regarding the US federal tax reform; the benefits and outsourcing of the credit portfolio sale including technology disruptions, future financial results and operating results; deterioration in the performance of individual businesses or of the company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, including tax consequences related thereto, especially in view of the company’s recent market valuation; our ability to successfully integrate Zale Corporation and R2Net’s operations and to realize synergies from the Zale and R2Net transactions; general economic conditions; potential regulatory changes, global economic conditions or other developments related to the United Kingdom’s announced intention to negotiate a formal exit from the European Union; a decline in consumer spending or deterioration in consumer financial position; the merchandising, pricing and inventory policies followed by Signet; Signet’s relationships with suppliers and ability to obtain merchandise that customers wish to purchase; the failure to adequately address the List 4 tariff impact and or imposition of additional duties, tariffs, taxes and other charges or other barriers to trade; the reputation of Signet and its banners; the level of competition and promotional activity in the jewelry sector; the cost and availability of diamonds, gold and other precious metals; changes in the supply and consumer acceptance of gem quality lab created diamonds; regulations relating to customer credit; seasonality of Signet’s business; the success of recent changes in Signet’s executive management team; the performance of and ability to recruit, train, motivate and retain qualified sales associates; the impact of weather-related incidents on Signet’s business, financial market risks; exchange rate fluctuations; changes in Signet’s credit rating; changes in consumer attitudes regarding jewelry; management of social, ethical and environmental risks; the development and maintenance of Signet’s OmniChannel retailing; the ability to optimize Signet’s real estate footprint; security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems; changes in assumptions used in making accounting estimates relating to items such as credit outsourcing fees, extended service plans and pensions; risks related to Signet being a Bermuda corporation; the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors; Signet’s ability to protect its intellectual property; changes in taxation benefits, rules or practices in the US and jurisdictions in which Signet’s subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce; and an adverse development in legal or regulatory proceedings or tax matters, any new regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” section of Signet’s Fiscal 2019 Annual Report on Form 10-K filed with the SEC on April 3, 2019 and quarterly reports on Form 10-Q filed with the SEC. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
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

The Company, with 3,284 stores and kiosks as of August 3, 2019, manages its business by geography, a description of which follows:

•	The North America segment operated 2,691 locations in the US and 124 locations in Canada as of August 3, 2019.

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

•
The International segment operated 469 stores in the United Kingdom, Republic of Ireland and Channel Islands as of August 3, 2019. The segment primarily operates in shopping malls and off-mall locations under the H.Samuel and Ernest Jones banners.

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
These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for the GAAP financial measures presented in the company’s financial statements and other publicly filed reports. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies.
1. Net cash (debt)
Net cash (debt) is the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	August 3, 2019	February 2, 2019	August 4, 2018
Cash and cash equivalents	$271.5	$195.4	$134.1
Loans and overdrafts	(54.2)	(78.8)	(111.4)
Long-term debt	(628.2)	(649.6)	(671.1)
Net debt	$(410.9)	$(533.0)	$(648.4)
2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator used by management frequently in evaluating its overall liquidity and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary expenditure. In the second quarter of Fiscal 2019, net cash provided by operating activities included $445.5 million in proceeds received in connection with the sale of the Company’s non-prime receivable portfolio, as discussed in Note 11 of Item 1.

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net cash provided by operating activities	$141.2	$424.7	$246.6	$452.6
Purchase of property, plant and equipment	(27.6)	(30.0)	(52.2)	(56.1)
Free cash flow	$113.6	$394.7	$194.4	$396.5

3.	Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA
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

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income (loss)	$(36.1)	$(23.0)	$(46.1)	$(519.6)
Income taxes	3.8	(44.0)	2.3	(129.9)
Other non-operating income	(0.2)	(0.5)	(0.5)	(1.1)
Interest expense, net	10.1	9.4	19.3	18.3
Depreciation and amortization	44.8	43.9	85.8	93.7
Amortization of unfavorable leases and contracts	(1.3)	(2.1)	(2.7)	(4.1)
EBITDA	$21.1	$(16.3)	$58.1	$(542.7)
Credit transaction, net	—	23.9	—	167.0
Restructuring charges - cost of sales	4.4	63.2	4.4	63.2
Restructuring charges	23.4	19.6	50.2	26.1
Goodwill and intangible impairments	47.7	—	47.7	448.7
Adjusted EBITDA	$96.6	$90.4	$160.4	$162.3

4.	Non-GAAP operating income (loss)
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

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Operating income (loss)	$(22.4)	$(58.1)	$(25.0)	$(632.3)
Credit transaction, net	—	23.9	—	167.0
Restructuring charges - cost of sales	4.4	63.2	4.4	63.2
Restructuring charges	23.4	19.6	50.2	26.1
Goodwill and intangible impairments	47.7	—	47.7	448.7
Non-GAAP operating income (loss)	$53.1	$48.6	$77.3	$72.7

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
Second Quarter Summary

•	Same store sales: Down 1.5%.

•	Total sales: $1.36 billion, decreased 3.9%.

•	Operating income (loss): $(22.4) million, compared to $(58.1) million.
Non-GAAP(1) operating income: $53.1 million compared to $48.6 million.

•
Diluted loss per share: $(0.86), including the impact of an out-of-period non-cash adjustment related to an error in the calculation of goodwill impairment during Fiscal 2019 of ($0.91) and the impact of restructuring charges of ($0.46).

Year to Date Summary

•	Same store sales: Down 1.4%.

•	Total sales: $2.80 billion, decreased 3.6%.

•	Operating income (loss): $(25.0) million compared to $(632.3) million.
Non-GAAP(1) operating income: $77.3 million compared to $72.7 million.

•
Diluted loss per share: $(1.21), including the impact of an out-of-period non-cash adjustment related to an error in the calculation of goodwill impairment during Fiscal 2019 of ($0.91) and the impact of restructuring charges of ($0.89).

(1)	Non-GAAP measure. See “Non-GAAP Measures” above for further information and reconciliations to the most comparable GAAP measures.

	Second Quarter				Year to Date
	Fiscal 2020		Fiscal 2019		Fiscal 2020		Fiscal 2019
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,364.4	100.0%	$1,420.1	100.0%	$2,796.1	100.0%	$2,900.7	100.0%
Cost of sales	(901.3)	(66.1)	(929.9)	(65.5)	(1,833.6)	(65.6)	(1,925.7)	(66.4)
Restructuring charges - cost of sales	(4.4)	(0.3)	(63.2)	(4.4)	(4.4)	—	(63.2)	(2.2)
Gross margin	458.7	33.6	427.0	30.1	958.1	34.3	911.8	31.4
Selling, general and administrative expenses	(411.4)	(30.2)	(444.8)	(31.3)	(886.6)	(31.7)	(927.6)	(32.0)
Credit transaction, net	—	—	(23.9)	(1.7)	—	—	(167.0)	(5.7)
Restructuring charges	(23.4)	(1.7)	(19.6)	(1.4)	(50.2)	(1.8)	(26.1)	(0.9)
Goodwill and intangible impairments	(47.7)	(3.5)	—	—	(47.7)	(1.7)	(448.7)	(15.5)
Other operating income, net	1.4	0.1	3.2	0.2	1.4	0.1	25.3	0.9
Operating income (loss)	(22.4)	(1.6)	(58.1)	(4.1)	(25.0)	(0.9)	(632.3)	(21.8)
Interest expense, net	(10.1)	(0.7)	(9.4)	(0.6)	(19.3)	(0.7)	(18.3)	(0.6)
Other non-operating income	0.2	—	0.5	—	0.5	—	1.1	—
Income (loss) before income taxes	(32.3)	(2.4)	(67.0)	(4.7)	(43.8)	(1.6)	(649.5)	(22.4)
Income taxes	(3.8)	(0.3)	44.0	3.1	(2.3)	(0.1)	129.9	4.5
Net income (loss)	$(36.1)	(2.6)%	$(23.0)	(1.6)%	$(46.1)	(1.6)%	$(519.6)	(17.9)%
Dividends on redeemable convertible preferred shares	(8.2)	nm	(8.2)	nm	(16.4)	nm	(16.4)	nm
Net income (loss) attributable to common shareholders	$(44.3)	(3.2)%	$(31.2)	(2.2)%	$(62.5)	(2.2)%	$(536.0)	(18.5)%

nm	Not meaningful.

Second quarter sales
Signet's total sales decreased 3.9% to $1.36 billion in the 13 weeks ended August 3, 2019 compared to $1.42 billion in the prior year quarter. Total sales at constant exchange rates decreased 3.4%. Signet’s same store sales decreased 1.5%, compared to an increase of 1.7% in the prior year quarter. Same store sales performance reflected a 40 bps impact related to a timing shift of service plan revenue recognized and an unfavorable 35 bps impact due to a planned shift in timing of promotions at Jared.
eCommerce sales in the second quarter were $156.9 million, up $6.6 million or 4.4%, compared to $150.3 million in the prior year quarter. eCommerce sales accounted for 11.5% of second quarter sales, up from 10.6% of total sales in the prior year second quarter. Brick and mortar same store sales declined 2.3%.
The breakdown of the sales performance is set out in the table below:

	Change from previous year
Second quarter of Fiscal 2020	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	(2.7)%	(0.4)%	(3.1)%	na	(3.1)%	$528.9
Zales	2.0%	(2.9)%	(0.9)%	na	(0.9)%	$275.9
Jared	(3.5)%	(2.6)%	(6.1)%	na	(6.1)%	$254.6
Piercing Pagoda	11.4%	(1.6)%	9.8%	na	9.8%	$74.2
James Allen	(1.5)%	—%	(1.5)%	na	(1.5)%	$53.6
Peoples	(0.9)%	(2.1)%	(3.0)%	(1.6)%	(4.6)%	$45.5
Regional banners	(10.0)%	(50.8)%	(60.8)%	(0.2)%	(61.0)%	$8.3
North America segment	(1.0)%	(2.5)%	(3.5)%	(0.1)%	(3.6)%	$1,241.0
International segment	(7.0)%	(1.9)%	(8.9)%	(4.4)%	(13.3)%	$113.9
Other(1)	na	400.0%	400.0%	—%	400.0%	$9.5
Signet	(1.5)%	(1.9)%	(3.4)%	(0.5)%	(3.9)%	$1,364.4

(1)	Includes sales from Signet’s diamond sourcing initiative.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Second Quarter	Fiscal 2020		Fiscal 2019		Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Kay		$536		$530	0.8%	11.6%	(3.2)%	(11.3)%
Zales		$517		$494	4.4%	3.1%	(2.9)%	5.2%
Jared		$700		$656	5.4%	10.1%	(8.8)%	(7.1)%
Piercing Pagoda		$71		$66	7.6%	8.2%	3.4%	2.6%
James Allen		$3,783		$3,738	1.2%	(12.9)%	(2.1)%	42.7%
Peoples(3)	C$	445	C$	441	(0.2)%	(0.2)%	(1.9)%	0.7%
Regional banners		$544		$482	6.9%	7.3%	(15.2)%	(14.0)%
North America segment		$395		$392	0.5%	6.5%	(1.6)%	(3.0)%
International segment(4)		£152		£152	—%	6.3%	(6.8)%	(7.8)%

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

North America sales
The North America segment’s total sales were $1.24 billion compared to $1.29 billion in the prior year, decreased 3.6%. Same store sales decreased 1.0% compared to an increase of 2.1% in the prior year. North America’s ATV increased 0.5%, while the number of transactions decreased 1.6%. Same store sales results were inclusive of an unfavorable 45 bps impact related to a timing shift of service plan revenue recognized and an unfavorable 40 bps impact due to a planned shift in timing of promotions at Jared (which had an unfavorable impact of 190 bps on Jared's same store sales). North America same store sales performance strengthened each month as we moved through the second quarter.
eCommerce sales increased 5.3%, while brick and mortar same store sales decreased 1.8%. Excluding James Allen, eCommerce sales increased 9.9%.
Fashion category sales increased on a same store sales basis led by on trend collections including gold fashion jewelry, the Love+Be Loved collection and Disney. The bridal, watches and other categories declined on a same store sales basis. Enchanted Disney and Leo performed well within bridal while Ever Us and Tolkowsky declined. The other category performance primarily reflects declines in Pandora®.
International sales
The International segment’s total sales decreased 13.3% to $113.9 million compared to $131.5 million in the prior year and decreased 8.9% at constant exchange rates. Same store sales decreased 7.0% compared to a decrease of 2.4% in the prior year. Sales declined across categories and continued to reflect a difficult operating environment in the UK. In the International segment, the ATV was flat year over year, while the number of transactions decreased 6.8%.
Year to date sales
Signet’s total sales decreased 3.6% to $2.80 billion compared to $2.90 billion in the prior year. Total sales at constant exchange rates decreased 3.0%. Signet’s same store sales decreased 1.4%, compared to an increase of 0.7% in the prior year. Same store sales performance reflected a 40 bps unfavorable impact related to a timing shift of service plan revenue recognized.
eCommerce sales year to date were $311.2 million, up $14.4 million or 4.9%, compared to $296.8 million in the prior year. eCommerce sales accounted for 11.1% of year to date sales, up from 10.2% of total sales in the prior year. Brick and mortar same store sales declined 2.2%.
The breakdown of the sales performance is set out in the table below:

	Change from previous year
Year to date Fiscal 2020	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	(2.0)%	(0.3)%	(2.3)%	na	(2.3)%	$1,103.7
Zales	0.2%	(2.9)%	(2.7)%	na	(2.7)%	$560.9
Jared	(2.8)%	(2.6)%	(5.4)%	na	(5.4)%	$509.6
Piercing Pagoda	12.5%	(2.1)%	10.4%	na	10.4%	$156.8
James Allen	(1.9)%	—%	(1.9)%	na	(1.9)%	$105.6
Peoples	(2.8)%	(2.1)%	(4.9)%	(2.7)%	(7.6)%	$87.2
Regional banners	(10.5)%	(51.2)%	(61.7)%	(0.2)%	(61.9)%	$17.5
North America segment	(0.9)%	(2.5)%	(3.4)%	(0.1)%	(3.5)%	$2,541.3
H.Samuel	(6.2)%	(2.3)%	(8.5)%	(5.2)%	(13.7)%	$106.8
Ernest Jones	(6.1)%	(1.7)%	(7.8)%	(5.2)%	(13.0)%	$118.6
International segment	(6.1)%	(2.0)%	(8.1)%	(5.2)%	(13.3)%	$225.4
Other(1)	na	390.0%	390.0%	—%	390.0%	$29.4
Signet	(1.4)%	(1.6)%	(3.0)%	(0.6)%	(3.6)%	$2,796.1

(1)	Includes sales from Signet’s diamond sourcing initiative.

Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Year to date	Fiscal 2020		Fiscal 2019		Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Kay		$531		$510	3.9%	9.0%	(5.0)%	(8.9)%
Zales		$505		$492	2.4%	2.5%	(1.7)%	6.9%
Jared		$714		$655	8.0%	8.6%	(9.8)%	(10.3)%
Piercing Pagoda		$72		$67	7.5%	8.1%	4.9%	0.7%
James Allen		$3,753		$3,715	1.0%	(8.2)%	(2.4)%	37.9%
Peoples(3)	C$	444	C$	448	(2.0)%	(0.4)%	(0.9)%	2.9%
Regional banners		$538		$473	4.3%	8.0%	(14.4)%	(15.2)%
North America segment		$389		$384	1.0%	5.8%	(1.5)%	(3.0)%
International segment(4)		£148		£147	—%	5.0%	(6.1)%	(8.0)%

(1)
Net merchandise sales within the North America segment include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales.

(2)
Net merchandise sales within the International segment include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.

(3)	Amounts for Peoples stores are denominated in Canadian dollars.

(4)	Amounts for the International segment are denominated in British pounds.
North America sales
The North America segment’s total sales were $2.54 billion compared to $2.63 billion in the prior year, down 3.5%. Same store sales decreased 0.9% compared to an increase of 1.3% in the prior year. North America’s ATV increased 1.0%, while the number of transactions decreased. Same store sales results were inclusive of a 45 bps unfavorable impact related to a timing shift of service plan revenue recognized.
eCommerce sales increased 6.0%, while brick and mortar same store sales decreased 1.8%. Excluding James Allen, eCommerce sales increased 11.2%.
Fashion category sales increased on a same store sales basis led by on trend collections including gold fashion jewelry, the Love+Be Loved collection and Disney. The bridal, watches and other categories declined on a same store sales basis. Enchanted Disney and Leo performed well within bridal while Ever Us and Tolkowsky declined. The other category performance primarily reflects declines in Pandora®.
International sales
The International segment’s total sales decreased 13.3% to $225.4 million compared to $260.2 million in the prior year and decreased 8.1% at constant exchange rates. Same store sales decreased 6.1% compared to a decrease of 4.5% in the prior year. Sales declined across categories and continued to reflect a difficult operating environment in the UK. In the International segment, the ATV was flat year over year, while the number of transactions decreased 6.1%.
Cost of sales and gross margin
In the second quarter, gross margin was $458.7 million or 33.6% of sales compared to $427.0 million or 30.1% of sales in the prior year comparable period. The prior year quarter included a $63.2 million restructuring charge related to inventory that the Company discontinued as part of its transformation plan. In the current year quarter, an additional charge of $4.4 million was taken related to this inventory based on an estimate of a lower net realizable value. Factors impacting gross margin rate include: 1) an unfavorable 65 bps impact related to higher diamond sales to third parties from our Botswana operations; 2) an unfavorable 25 bps impact related to a timing shift of revenue recognized on service plans; and 3) transformation cost savings.
In the year to date period, gross margin was $958.1 million or 34.3% of sales compared to $911.8 million or 31.4% of sales in the prior year comparable period. The prior year period included a $63.2 million restructuring charge related to inventory that the Company discontinued as part of its transformation plan. In the current year, an additional charge of $4.4 million was taken related to this inventory based on an estimate of a lower net realizable value. Factors impacting gross margin rate include: 1) a favorable 160 bps impact related to credit outsourcing; 2) an unfavorable 65 bps impact related to higher diamond sales to third parties from our Botswana operations; and 3) an unfavorable 25 bps impact related to a timing shift of revenue recognized on service plans.

Selling, general and administrative expenses (“SGA”)
In the second quarter, SGA was $411.4 million or 30.2% of sales compared to $444.8 million or 31.3% of sales in prior year quarter. SGA decreased primarily due to lower store staff costs primarily due to closed stores and transformation cost savings. These savings were partially offset by a $5.2 million increase in credit costs related to the transition to an outsourced credit model.
In the year to date period, SGA was $886.6 million or 31.7% of sales compared to $927.6 million or 32.0% of sales in prior year comparable period. SGA decrease primarily due to: 1) lower store staff costs primarily due to closed stores, 2) transformation cost savings; and 3) timing shifts of certain corporate expenses. These increases were offset by: 1) a $21.1 million increase in credit costs related to the transition to an outsourced credit model; and 2) higher advertising expense.
Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share gaining, OmniChannel jewelry category leader. Restructuring charges of $23.4 million and $19.6 million were recognized in the 13 weeks ended August 3, 2019 and August 4, 2018, respectively, primarily related to store closure, severance costs, and professional fees for legal and consulting services related to the Plan. Additionally, during the second quarter of Fiscal 2020 and Fiscal 2019, the Company recorded charges of $4.4 million and $63.2 million, respectively, in restructuring charges related to inventory write-offs.
Restructuring charges of $50.2 million and $26.1 million were recognized in the 26 weeks ended August 3, 2019 and August 4, 2018, respectively, primarily related to store closure, severance costs, and professional fees for legal and consulting services related to the Plan. Additionally, during the 26 weeks ended August 3, 2019 and August 4, 2018, the Company recorded charges of $4.4 million and $63.2 million, respectively, in restructuring charges related to inventory write-offs. See Note 5 of Item 1 for additional information.
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
Additionally, during the 13 weeks ended August 3, 2019, an immaterial out-of-period adjustment of $47.7 million was recognized within goodwill and intangible impairments on the condensed consolidated statements of operations related to the calculation of goodwill impairments during Fiscal 2019. See Note 14 of Item 1 for additional information on the impairments.
Operating income (loss)
In the second quarter, operating income (loss) was $(22.4) million or (1.6)% of sales, compared to $(58.1) million or (4.1)% of sales in the prior year second quarter. The operating income change reflected: 1) a prior year restructuring charge related to inventory of $63.2 million compared to a $4.4 million restructuring charge related to inventory in the current year; 2) a prior year loss of $23.9 million related to non-prime receivables classified as held for sale; 3) a current year goodwill impairment charge of $47.7 million related to Fiscal 2019; and 4) a $3.8 million year over year increase in restructuring charges related to the Plan.
Signet’s operating income (loss) consisted of the following components:

	Second Quarter
	Fiscal 2020		Fiscal 2019
(in millions)	$	% of segment sales	$	% of segment sales
North America segment(1)	$24.2	2.0%	$(4.2)	(0.3)%
International segment(2)	(1.0)	(0.9)%	(6.1)	(4.6)%
Other(3)	(45.6)	nm	(47.8)	nm
Operating (loss) income	$(22.4)	(1.6)%	$(58.1)	(4.1)%

(1)
Fiscal 2020 includes: 1) a $47.7 million out-of-period goodwill adjustment; and 2) $1.7 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges. See Notes 14 and 5, respectively, of Item 1 for additional information. Fiscal 2019 includes: 1) $53.7 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges; and 2) $19.4 million related to valuation losses related to the sale of eligible non-prime in-house accounts receivable. See Notes 5 and 11, respectively, of Item 1 for additional information.

(2)	Fiscal 2019 includes $3.8 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. See Note 5 of Item 1 for additional information.

(3)
Fiscal 2020 includes $26.1 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges. See Note 5 of Item 1 for additional information. Fiscal 2019 includes: 1) $25.3 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges; and 2) $4.5 million related to transaction costs associated with the sale of the non-prime in-house accounts receivable, respectively. See Notes 5 and 11 of Item 1 for additional information.

nm	Not meaningful.

In the year to date period, operating income (loss) was $(25.0) million or (0.9)% of sales compared to $(632.3) million or (21.8)% of sales in the prior year. The operating income change reflected: 1) a prior year impairment charge of $448.7 million; 2) a prior year loss of $167.0 million related to non-prime receivables classified as held for sale; and 3) a current year goodwill impairment charge of $47.7 million; and 4) a $24.1 million year over year increase in restructuring charges related to the Plan.
Signet’s operating income (loss) consisted of the following components:

	Year to date
	Fiscal 2020		Fiscal 2019
(in millions)	$	% of segment sales	$	% of segment sales
North America segment(1)	$72.3	2.8%	$(541.5)	(20.6)%
International segment(2)	(9.0)	(4.0)%	(13.7)	(5.3)%
Other(3)	(88.3)	nm	(77.1)	nm
Operating (loss) income	$(25.0)	(0.9)%	$(632.3)	(21.8)%

(1)
Fiscal 2020 includes: 1) a $47.7 million out-of-period goodwill adjustment; and 2) $1.2 million related to charges recorded in conjunction with the Company’s restructuring activities. See Notes 14 and 5, respectively, of Item 1 for additional information. Fiscal 2019 includes: 1) $448.7 million related to the goodwill and intangible impairments recognized during the first quarter; 2) $160.4 million of charges related to the definitive agreements to sell all eligible non-prime in-house accounts receivable; and 3) $53.7 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges. See Notes 14, 11 and 5, respectively, of Item 1 for additional information.

(2)	Fiscal 2019 includes $3.8 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. See Note 5 of Item 1 for additional information.

(3)
Fiscal 2020 includes $53.4 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges. See Note 5 of Item 1 for additional information. Fiscal 2019 includes: 1) $31.8 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges; and 2) $6.6 million related to transaction costs associated with the sale of the non-prime in-house accounts receivable, respectively. See Notes 5 and 11 of Item 1 for additional information.

nm	Not meaningful.
Interest expense, net
In the second quarter, net interest expense was $10.1 million compared to $9.4 million in the prior year second quarter. The weighted average interest rate for the Company’s debt outstanding in the current year was 4.6% compared to 3.9% in the prior year second quarter.
In the year to date period, net interest expense was $19.3 million compared to $18.3 million in the prior year. The weighted average interest rate for the Company’s debt outstanding in the current year was 4.6% compared to 3.9% in the prior year comparable period.
Income taxes
In the second quarter of Fiscal 2020, the income tax expense was $3.8 million, an effective tax rate (“ETR”) of (11.8)%, compared to income tax benefit of $44.0 million, an ETR of 65.7% in the prior year comparable period. The ETR is primarily driven by the anticipated annual mix of pre-tax income by jurisdiction and the unfavorable impact of non-tax deductible goodwill impairment recognized in the current year.
In the year to date period of Fiscal 2020, the income tax expense was $2.3 million, an ETR of (5.3)%, compared to income tax benefit of $129.9 million, an ETR of 20.0% in the prior year comparable period. The ETR is driven by the anticipated annual mix of pre-tax income by jurisdiction and the unfavorable impact of non-tax deductible goodwill impairment recognized in the current year.
The Company expects the full year ETR for Fiscal 2020 to be 17.0% to 19.0% compared to 18.1% in Fiscal 2019. The estimated effective tax rate continues to benefit from the favorable impact of foreign tax rate differences and global reinsurance arrangements.
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
For the second quarter, diluted loss per share was $(0.86) compared to loss of $(0.56) in the prior year second quarter. The weighted average diluted number of common shares outstanding was 51.7 million compared to 56.1 million in the prior year second quarter. For the second quarter of Fiscal 2020 and Fiscal 2019, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive. Diluted EPS for the second quarter of Fiscal 2020 includes a loss of $(0.91) related to an out-of-period goodwill adjustment and a loss of $(0.46) related to the Plan. Diluted EPS for the second quarter of Fiscal 2019 includes a loss of $(1.14) related to the Plan and a loss of $(0.10) related to the sale of non-prime receivables.

For the year to date period, diluted loss per share was $(1.21) compared to $(9.27) in the prior year. The weighted average diluted number of common shares outstanding was 51.6 million compared to 57.8 million in the prior year. For the year to date periods of Fiscal 2020 and Fiscal 2019, the dilutive effect related to preferred shares was excluded from the earnings per share computation as the preferred shares were anti-dilutive. Diluted EPS for the 26 weeks ended August 3, 2019 includes a loss of $(0.91) related to an out-of-period goodwill adjustment and a loss of $(0.89) related to the Plan. Diluted EPS for the 26 weeks ended August 4, 2018 includes a loss of $(7.18) related to the goodwill and intangible impairments, a loss of $(1.95) related to the sale of non-prime receivables and a loss of $(1.19) related to the Plan.
Dividends per share
In the second quarter, dividends of $0.37 per common share were declared by the Board of Directors compared to $0.37 in the prior year second quarter. In the year to date period, dividends of $0.74 per common share were declared by the Board of Directors compared to $0.74 in the prior year comparable period.
In the second quarter of Fiscal 2020 and Fiscal 2019, dividends of $12.50 per preferred share were declared by the Board of Directors. In the year to date periods of Fiscal 2020 and Fiscal 2019, dividends of $25.00 per preferred share were declared by the Board of Directors.
LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for the second quarter of Fiscal 2020 and Fiscal 2019:

	26 weeks ended
(in millions)	August 3, 2019	August 4, 2018
Net cash provided by operating activities	$246.6	$452.6
Net cash used in investing activities	(63.4)	(42.7)
Net cash used in financing activities	(101.7)	(493.8)
Increase (decrease) in cash and cash equivalents	$81.5	$(83.9)

Cash and cash equivalents at beginning of period	$195.4	$225.1
Increase (decrease) in cash and cash equivalents	81.5	(83.9)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(7.1)
Cash and cash equivalents at end of period	$271.5	$134.1
Operating activities
Net cash provided by operating activities was $246.6 million compared to $452.6 million in the prior year comparable period.

•	Net loss was $46.1 million compared to net loss of $519.6 million in the prior year period, an increase of $473.5 million.

•
Non-cash goodwill and impairment charges were $47.7 million compared to $448.7 million in the prior year period, a decrease of $401.0 million. See Note 14 of Item 1 for additional information regarding the impairments recognized in each period.

•
Non-cash restructuring charges were $14.0 million compared to $77.4 million in the prior year period, a decrease of $63.4 million primarily due to the $63.2 million inventory charge recognized in the prior year.

•	Depreciation and amortization decreased $7.9 million to $85.8 million from $93.7 million in the prior year comparable period.

•
Cash provided by accounts receivable totaled $1.5 million compared to $58.6 million in the prior year comparable period. The decrease was primarily attributable to the outsourcing of the North America private label credit card program. See Note 11 of Item 1 for additional information regarding the outsourcing of this credit program and portfolio. Additionally, the prior year comparable period also included cash proceeds of $445.5 million from the sale of eligible non-prime in-house finance receivables.

During the 26 weeks ended August 3, 2019, the payment plans participation rate was 50.7% compared to 51.4% in the prior year comparable period. These rates reflect activity for credit program customers in North America, including lease purchase customers. The decline in participation rate was driven primarily by a continued trend of lower credit applications. The Company completed its transition to an outsourced credit structure during the second quarter of Fiscal 2019.

	26 weeks ended
	August 3, 2019	August 4, 2018
Total North America sales (excluding James Allen)(1) (millions)	$2,435.7	$2,526.8
Credit and lease purchase sales (millions)	$1,234.7	$1,299.4
Credit and lease purchase sales as % of total North America sales(1)	50.7%	51.4%

(1)
Excludes James Allen sales totaling $105.6 million and $107.7 million during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively, as in-house credit was not available to James Allen customers during the period.

•
Cash provided by inventory and inventory-related items was $96.8 million compared to cash used of $170.9 million in the prior year comparable period. Total inventory as of August 3, 2019 was $2.27 billion compared to the prior year comparable quarter balance of $2.36 billion, reflecting our strategy to exit low-priced owned branded beads and the disposition of slow-moving inventory partially offset by increased investments in bridal and certain fashion collections. Cash used for inventory decreased by $267.7 million from prior year primarily due to inventory management initiatives and liquidation of discontinued brands and collections.

During the 26 weeks ended August 3, 2019, the Company continued the process to liquidate the inventory of discontinued brands and collections identified as part of the Plan. The proceeds received by the Company for the items liquidated to date approximated the net realizable value management estimated when recording the charge during the second quarter of Fiscal 2019. As of August 3, 2019, inventory representing $31.0 million of the restructuring charge recorded during the second quarter of Fiscal 2019 remains on hand.

•	Cash provided by accounts payable was $74.7 million compared to $3.6 million in the prior year comparable period primarily driven by timing of payments made in connection with inventory purchases.

•
Cash used for accrued expenses and other liabilities was $44.6 million compared to $2.0 million in the prior year comparable period primarily driven by the timing of payments associated with payroll-related items including incentive compensation and advertising.

•	Cash used for income taxes was $1.1 million compared to $134.9 million in the prior year comparable period primarily attributable to lower pre-tax losses in the current year.
Investing activities
Net cash used in investing activities in the 26 weeks ended August 3, 2019 was $63.4 million compared to $42.7 million. Cash used in each period was primarily for capital additions associated with new store and remodels of existing stores, as well as capital investments in IT.
Stores opened and closed in the 26 weeks ended August 3, 2019:

Store count by banner	February 2, 2019	Openings	Closures	August 3, 2019
Kay	1,214	12	(28)	1,198
Zales	658	3	(8)	653
Peoples	123	—	(4)	119
Jared	256	1	(7)	250
Piercing Pagoda	574	—	(7)	567
Regional banners	32	—	(4)	28
North America segment	2,857	16	(58)	2,815
H.Samuel	288	—	(4)	284
Ernest Jones	189	—	(4)	185
International segment	477	—	(8)	469
Signet	3,334	16	(66)	3,284

(1)	The annual net change in selling square footage for Fiscal 2019 for the North America and International segments were (5.8%) and (4.8%), respectively.

Planned store count changes for Fiscal 2020:
During Fiscal 2020, Signet expects store closures of approximately 150 stores, as part of the Plan. Store closures are primarily focused on reducing the Company’s mall-based exposure and exiting regional brands.
Financing activities
Net cash used in financing activities in the 26 weeks ended August 3, 2019 was $101.7 million, comprised primarily of $47.0 million for the repayments of bank overdrafts and the term loan, and $54.1 million for dividend payments on common and preferred shares.
Net cash used in financing activities in the 26 weeks ended August 4, 2018 was $493.8 million, comprised primarily of $485.0 million for the repurchase of common shares, $56.2 million for dividend payments on common and preferred shares, and $21.5 million for the repayments of bank overdrafts and the term loan. Offsetting the cash used for the share repurchases and dividend payments was $71.0 million of net proceeds drawn on the revolving credit facility.
Details of the major items within financing activities are discussed below:
Share repurchases
The Company’s share repurchase activity was as follows:

Year to date		Fiscal 2020			Fiscal 2019
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	—	$—	$—	7.5	$434.4	$57.64
2016 Program(2)	$1,375.0	n/a	n/a	n/a	1.3	$50.6	$39.76
Total		—	$—	$—	8.8	$485.0	$55.06

(1)	The 2017 Program had $165.6 million remaining as of August 3, 2019.

(2)	The 2016 Program was completed in March 2018.

n/a	Not applicable.
Dividends on common shares
Dividends declared on common shares during the 26 weeks ended August 3, 2019 and August 4, 2018 were as follows:

	Fiscal 2020		Fiscal 2019
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.37	$19.3	$0.37	$21.8
Second quarter(1)	0.37	$19.3	0.37	19.2
Total	$0.74	$38.6	$0.74	$41.0

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of August 3, 2019 and August 4, 2018, $19.3 million and $19.2 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared on common shares for the second quarter of Fiscal 2020 and Fiscal 2019, respectively.

Dividends on preferred shares
Dividends declared on preferred shares during the 26 weeks ended August 3, 2019 and August 4, 2018 were as follows:

	Fiscal 2020		Fiscal 2019
(in millions)	Cash dividend per share	Total cash dividends	Cash dividend per share	Total cash dividends
First quarter	$12.50	$7.8	$12.50	$7.8
Second quarter(1)	12.50	7.8	12.50	7.8
Total	$25.00	$15.6	$25.00	$15.6

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of August 3, 2019 and August 4, 2018, $7.8 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the second quarter of Fiscal 2020 and Fiscal 2019, respectively.

There were no cumulative undeclared dividends on the preferred shares that reduced net (loss) income attributable to common shareholders during the 26 weeks ended August 3, 2019 or the 26 weeks ended August 4, 2018. See Note 6 of Item 1 for additional information regarding the dividend rights of preferred shareholders.
Movement in cash and indebtedness
Cash and cash equivalents at August 3, 2019 were $271.5 million compared to $134.1 million as of August 4, 2018. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At August 3, 2019, Signet had $687.2 million of outstanding debt, comprised of $399.1 million of senior unsecured notes, $277.1 million on a term loan facility and $11.0 million of bank overdrafts. During the 26 weeks ended August 3, 2019, $17.9 million in principal payments were made on the term loan.
At August 4, 2018, Signet had $788.9 million of outstanding debt, comprised of $399.0 million of senior unsecured notes, $312.8 million on a term loan facility, $71.0 million on the revolving credit facility and $6.1 million of bank overdrafts. During the 26 weeks ended August 4, 2018, $13.4 million in principal payments were made on the term loan.
The Company had stand-by letters of credit outstanding of $14.5 million and $14.6 million as of August 3, 2019 and August 4, 2018, respectively, that reduce remaining availability under the revolving credit facility.
Net debt was $410.9 million as of August 3, 2019 compared to $648.4 million as of August 4, 2018; see non-GAAP measures discussed above.
Refinancing
The Company has announced that it expects to enter into new fully-committed 5-year $1.6 billion senior asset-based credit facilities to refinance all outstanding amounts under its existing senior credit facilities that mature in July 2021, to finance a tender offer for its outstanding senior notes due in 2024, to pay related fees and expenses, and for general corporate purposes. The new credit facilities are subject to final documentation and customary closing conditions.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of August 3, 2019 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 2, 2019 filed with the SEC on April 3, 2019.
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
Signet’s market risk profile as of August 3, 2019 has not materially changed since February 2, 2019. The market risk profile as of February 2, 2019 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on April 3, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 3, 2019.
Changes in internal control over financial reporting
During the first quarter of Fiscal 2020, the Company adopted Accounting Standard Update 2016-02, “Leases (Topic 842).” The Company has designed and implemented new internal controls related to the recognition, measurement and disclosure of the Company's leases under Topic 842. There were no other changes in the Company’s internal control over financial reporting during the second quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the second quarter of Fiscal 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 5, 2019 to June 1, 2019	30	$21.85	—	$165,586,651
June 2, 2019 to June 29, 2019	968	$18.21	—	$165,586,651
June 30, 2019 to August 3, 2019	5,444	$17.51	—	$165,586,651
Total	6,442	$17.64	—	$165,586,651

(1)
Includes 6,442 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
In June 2017, the Board of Directors authorized the repurchase of up to $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Signet Jewelers Limited

Date:	September 5, 2019	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)