Form 10-Q
period 2019-11-02
SIGNET JEWELERS LTD
filed 2019-12-05
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 2, 2019 or

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
Common Shares, $0.18 par value, 52,346,631 shares as of November 29, 2019

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018	Notes
Sales	$1,187.7	$1,191.7	$3,983.8	$4,092.4	3
Cost of sales	(818.6)	(820.5)	(2,652.2)	(2,746.2)
Restructuring charges - cost of sales	(1.4)	—	(5.8)	(63.2)	5
Gross margin	367.7	371.2	1,325.8	1,283.0
Selling, general and administrative expenses	(398.4)	(410.3)	(1,285.0)	(1,337.9)
Credit transaction, net	—	(0.4)	—	(167.4)	11
Restructuring charges	(9.2)	(9.5)	(59.4)	(35.6)	5
Goodwill and intangible impairments	—	—	(47.7)	(448.7)	14
Other operating income, net	—	0.2	1.4	25.5
Operating income (loss)	(39.9)	(48.8)	(64.9)	(681.1)	4
Interest expense, net	(8.6)	(10.6)	(27.9)	(28.9)
Other non-operating income	7.0	0.3	7.5	1.4
Income (loss) before income taxes	(41.5)	(59.1)	(85.3)	(708.6)
Income tax benefit	6.0	29.2	3.7	159.1	10
Net income (loss)	$(35.5)	$(29.9)	$(81.6)	$(549.5)
Dividends on redeemable convertible preferred shares	(8.2)	(8.2)	(24.6)	(24.6)	7
Net income (loss) attributable to common shareholders	$(43.7)	$(38.1)	$(106.2)	$(574.1)

Earnings (loss) per common share:
Basic	$(0.84)	$(0.74)	$(2.05)	$(10.31)	8
Diluted	$(0.84)	$(0.74)	$(2.05)	$(10.31)	8
Weighted average common shares outstanding:
Basic	51.8	51.5	51.7	55.7	8
Diluted	51.8	51.5	51.7	55.7	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	November 2, 2019			November 3, 2018
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$(35.5)			$(29.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	19.9	—	19.9	(2.5)	—	(2.5)
Available-for-sale securities:
Unrealized gain (loss)	(0.6)	0.2	(0.4)	—	—	—
Reclassification adjustment for (gains) losses to net income	1.0	—	1.0	—	—	—
Cash flow hedges:
Unrealized gain (loss)	3.4	(1.0)	2.4	3.1	(0.8)	2.3
Reclassification adjustment for (gains) losses to net income	(0.5)	0.1	(0.4)	(0.6)	0.1	(0.5)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial (gains) losses	0.3	—	0.3	0.3	(0.1)	0.2
Total other comprehensive income (loss)	$23.5	$(0.7)	$22.8	$0.3	$(0.8)	$(0.5)
Total comprehensive income (loss)			$(12.7)			$(30.4)

	39 weeks ended
	November 2, 2019			November 3, 2018
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$(81.6)			$(549.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6.1)	—	(6.1)	(39.5)	—	(39.5)
Available-for-sale securities:
Unrealized gain (loss)	(0.3)	0.1	(0.2)	0.4	(0.1)	0.3
Reclassification adjustment for (gains) losses to net income	1.0	—	1.0	—	—	—
Impact from adoption of new accounting pronouncements (1)	—	—	—	(1.1)	0.3	(0.8)
Cash flow hedges:
Unrealized gain (loss)	11.5	(2.9)	8.6	0.7	0.1	0.8
Reclassification adjustment for (gains) losses to net income	(1.0)	0.2	(0.8)	(1.5)	0.5	(1.0)
Pension plan:
Actuarial (gain) loss and prior service credits	—	—	—	(8.0)	1.5	(6.5)
Reclassification adjustment to net income for amortization of actuarial (gains) losses	0.9	(0.1)	0.8	0.6	(0.1)	0.5
Total other comprehensive income (loss)	$6.0	$(2.7)	$3.3	$(48.4)	$2.2	$(46.2)
Total comprehensive income (loss)			$(78.3)			$(595.7)

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity securities as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-01.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	November 2, 2019	February 2, 2019	November 3, 2018	Notes
Assets
Current assets:
Cash and cash equivalents	$188.6	$195.4	$130.7
Accounts receivable	20.8	23.7	14.1	11
Other current assets	207.2	244.0	218.2
Income taxes	2.7	5.8	—
Inventories	2,519.4	2,386.9	2,647.1	12
Total current assets	2,938.7	2,855.8	3,010.1
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,337.1, $1,282.8 and $1,283.4, respectively	751.2	800.5	810.4
Operating lease right-of-use assets	1,684.0	—	—	13
Goodwill	248.8	296.6	509.0	14
Intangible assets, net	264.2	265.0	340.2	14
Other assets	196.4	181.2	201.6
Deferred tax assets	18.3	21.0	36.2
Total assets	$6,101.6	$4,420.1	$4,907.5
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$5.0	$78.8	$322.6	17
Accounts payable	333.9	153.7	339.6
Accrued expenses and other current liabilities	434.6	502.8	431.3
Deferred revenue	267.3	270.0	253.1	3
Operating lease liabilities	324.9	—	—	13
Income taxes	17.4	27.7	19.1
Total current liabilities	1,383.1	1,033.0	1,365.7
Non-current liabilities:
Long-term debt	788.8	649.6	660.4	17
Operating lease liabilities	1,448.9	—	—	13
Other liabilities	120.4	224.1	233.2
Deferred revenue	693.2	696.5	671.7	3
Deferred tax liabilities	—	—	12.7
Total liabilities	4,434.4	2,603.2	2,943.7
Commitments and contingencies				20
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (February 2, 2019 and November 3, 2018: 0.625 shares outstanding)	616.5	615.3	614.8	6
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 52.3 shares outstanding (February 2, 2019 and November 3, 2018: 51.9 outstanding)	12.6	12.6	15.7
Additional paid-in capital	242.3	236.5	294.2
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 17.7 shares (February 2, 2019: 18.1 shares; November 3, 2018: 35.3 shares)	(984.8)	(1,027.3)	(2,418.0)	7
Retained earnings	2,079.7	2,282.2	3,763.5
Accumulated other comprehensive loss	(299.5)	(302.8)	(306.8)	9
Total shareholders’ equity	1,050.7	1,201.6	1,349.0
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,101.6	$4,420.1	$4,907.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(in millions)	November 2, 2019	November 3, 2018
Cash flows from operating activities
Net income (loss)	$(81.6)	$(549.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of operating lease assets	262.9	—
Depreciation and amortization	129.5	138.4
Amortization of unfavorable leases and contracts	(4.1)	(5.9)
Share-based compensation	13.0	15.5
Deferred taxation	(0.4)	(113.2)
Credit transaction, net	—	160.4
Goodwill and intangible impairments	47.7	448.7
Restructuring charges	17.9	80.2
Other non-cash movements	(9.4)	(3.3)
Changes in operating assets and liabilities:
Decrease in accounts receivable	2.7	55.1
Proceeds from sale of in-house finance receivables	—	445.5
Decrease in other assets and other receivables	4.0	31.9
Increase in inventories	(133.0)	(456.6)
Increase in accounts payable	183.7	106.5
Decrease in accrued expenses and other liabilities	(30.5)	(7.3)
Change in operating lease liabilities	(270.9)	—
Decrease in deferred revenue	(6.3)	(31.8)
(Decrease) increase in income taxes payable	(7.6)	2.0
Pension plan contributions	(4.1)	(3.1)
Net cash provided by operating activities	113.5	313.5
Investing activities
Purchase of property, plant and equipment	(95.3)	(93.4)
Proceeds from sale of assets	—	5.5
Purchase of available-for-sale securities	(11.7)	(0.6)
Proceeds from sale of available-for-sale securities	7.1	9.0
Net cash used in investing activities	(99.9)	(79.5)
Financing activities
Dividends paid on common shares	(58.0)	(59.8)
Dividends paid on redeemable convertible preferred shares	(23.4)	(23.4)
Repurchase of common shares	—	(485.0)
Proceeds from term loans	100.0	—
Repayments of term loans	(294.9)	(22.3)
Settlement of senior notes, including third party fees	(240.9)	—
Proceeds from revolving credit facilities	562.0	698.0
Repayments of revolving credit facilities	(19.0)	(416.0)
Payment of debt issuance costs	(7.3)	—
Repayments of bank overdrafts	(35.0)	(10.1)
Other financing activities	1.0	(2.1)
Net cash used in financing activities	(15.5)	(320.7)
Cash and cash equivalents at beginning of period	195.4	225.1
Decrease in cash and cash equivalents	(1.9)	(86.7)
Effect of exchange rate changes on cash and cash equivalents	(4.9)	(7.7)
Cash and cash equivalents at end of period	$188.6	$130.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 2, 2019	$12.6	$236.5	$0.4	$(1,027.3)	$2,282.2	$(302.8)	$1,201.6
Net income (loss)	—	—	—	—	(10.0)	—	(10.0)
Other comprehensive income (loss)	—	—	—	—	—	(5.1)	(5.1)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.3)	—	(19.3)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity based awards	—	(7.8)	—	27.5	(21.3)	—	(1.6)
Share-based compensation expense	—	4.0	—	—	—	—	4.0
Balance at May 4, 2019	$12.6	$232.7	$0.4	$(999.8)	$2,223.4	$(307.9)	$1,161.4
Net income (loss)	—	—	—	—	(36.1)	—	(36.1)
Other comprehensive income (loss)	—	—	—	—	—	(14.4)	(14.4)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.3)	—	(19.3)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity based awards	—	(0.7)	—	6.8	(5.6)	—	0.5
Share-based compensation expense	—	4.3	—	—	—	—	4.3
Balance at August 3, 2019	$12.6	$236.3	$0.4	$(993.0)	$2,154.2	$(322.3)	$1,088.2
Net income (loss)	—	—	—	—	(35.5)	—	(35.5)
Other comprehensive income (loss)	—	—	—	—	—	22.8	22.8
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.4)	—	(19.4)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity based awards	—	1.3	—	8.2	(11.4)	—	(1.9)
Share-based compensation expense	—	4.7	—	—	—	—	4.7
Balance at November 2, 2019	$12.6	$242.3	$0.4	$(984.8)	$2,079.7	$(299.5)	$1,050.7
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 3, 2018	$15.7	$290.2	$0.4	$(1,942.1)	$4,396.2	$(260.6)	$2,499.8
Impact from adoption of new accounting pronouncements(1)	—	—	—	—	0.8	(0.8)	—
Net income (loss)	—	—	—	—	(496.6)	—	(496.6)
Other comprehensive income (loss)	—	—	—	—	—	(20.5)	(20.5)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(21.8)	—	(21.8)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Repurchase of common shares	—	—	—	(60.0)	—	—	(60.0)
Net settlement of equity based awards	—	(10.6)	—	9.9	(1.2)	—	(1.9)
Share-based compensation expense	—	1.8	—	—	—	—	1.8
Balance at May 5, 2018	$15.7	$281.4	$0.4	$(1,992.2)	$3,869.2	$(281.9)	$1,892.6
Net income (loss)	—	—	—	—	(23.0)	—	(23.0)
Other comprehensive income (loss)	—	—	—	—	—	(24.4)	(24.4)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.2)	—	(19.2)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Repurchase of common shares	—	—	—	(425.0)	—	—	(425.0)
Net settlement of equity based awards	—	(0.2)	—	(0.8)	1.9	—	0.9
Share-based compensation expense	—	6.4	—	—	—	—	6.4
Balance at August 4, 2018	$15.7	$287.6	$0.4	$(2,418.0)	$3,820.7	$(306.3)	$1,400.1
Net income (loss)	—	—	—	—	(29.9)	—	(29.9)
Other comprehensive income (loss)	—	—	—	—	—	(0.5)	(0.5)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.2)	—	(19.2)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Treasury share retirements	—	(11.5)	—	9.1	0.8	—	(1.6)
Net settlement of equity based awards	—	10.8	—	(9.1)	(0.7)	—	1.0
Share options exercised	—	15.5	—	—	—	—	15.5
Share-based compensation expense	—	(8.2)	—	—	—	—	(8.2)
Balance at November 3, 2018	$15.7	$294.2	$0.4	$(2,418.0)	$3,763.5	$(306.8)	$1,349.0

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

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America, International, and Other. The “Other” reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 4 for additional discussion of the Company’s segments.
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
The Company has evaluated and determined that there are no additional events and transactions subsequent to November 2, 2019 for potential recognition or disclosure through the date the condensed consolidated interim financial statements were issued.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2020 and Fiscal 2019 refer to the 52 week periods ending February 1, 2020 and February 2, 2019, respectively. Within these condensed consolidated financial statements, the third quarter of the relevant fiscal years 2020 and 2019 refer to the 13 weeks ended November 2, 2019 and November 3, 2018, respectively.
Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International segment and Canada as part of the North America segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included in other operating income, net within the condensed consolidated statements of operations.
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

(in millions)	February 2, 2019	Adjustments due to ASC 842	February 3, 2019
Current assets:
Other current assets	$244.0	$(8.8)	$235.2
Non-current assets:
Operating lease right-of-use assets	—	1,927.2	1,927.2
Current liabilities:
Accrued expenses and other current liabilities	502.8	(32.9)	469.9
Operating lease liabilities	—	376.5	376.5
Non-current liabilities:
Operating lease liabilities	—	1,676.9	1,676.9
Other liabilities	224.1	(102.1)	122.0

See additional disclosure requirements related to leases within Note 13.
In addition to the pronouncement above, the following ASU was adopted as of February 3, 2019. The impact on the Company's consolidated financial statements is described within the table below.

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

New accounting pronouncements issued not yet adopted
The Company is currently evaluating the impact on its consolidated financial statements of the following ASUs:

Standard	Description
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, issued July 2018.

Aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.

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

3. Revenue recognition
The following tables provide the Company’s revenue, disaggregated by banner, major product and channel, for the 13 and 39 weeks ended November 2, 2019 and November 3, 2018:

	13 weeks ended November 2, 2019				13 weeks ended November 3, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$466.7	$—	$—	$466.7	$451.2	$—	$—	$451.2
Zales	220.3	—	—	220.3	222.7	—	—	222.7
Jared	211.3	—	—	211.3	220.5	—	—	220.5
Piercing Pagoda	68.3	—	—	68.3	61.4	—	—	61.4
James Allen	60.8	—	—	60.8	52.5	—	—	52.5
Peoples	37.1	—	—	37.1	39.8	—	—	39.8
Regional banners	6.2	—	—	6.2	16.2	—	—	16.2
International segment	—	106.4	—	106.4	—	121.3	—	121.3
Other(1)	—	—	10.6	10.6	—	—	6.1	6.1
Total sales	$1,070.7	$106.4	$10.6	$1,187.7	$1,064.3	$121.3	$6.1	$1,191.7

	39 weeks ended November 2, 2019				39 weeks ended November 3, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$1,570.4	$—	$—	$1,570.4	$1,580.4	$—	$—	$1,580.4
Zales	781.2	—	—	781.2	799.3	—	—	799.3
Jared	720.9	—	—	720.9	759.2	—	—	759.2
Piercing Pagoda	225.1	—	—	225.1	203.4	—	—	203.4
James Allen	166.4	—	—	166.4	160.2	—	—	160.2
Peoples	124.3	—	—	124.3	134.2	—	—	134.2
Regional banners	23.7	—	—	23.7	62.1	—	—	62.1
International segment	—	331.8	—	331.8	—	381.5	—	381.5
Other(1)	—	—	40.0	40.0	—	—	12.1	12.1
Total sales	$3,612.0	$331.8	$40.0	$3,983.8	$3,698.8	$381.5	$12.1	$4,092.4

(1)	Includes sales from Signet’s diamond sourcing initiative.

	13 weeks ended November 2, 2019				13 weeks ended November 3, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$499.3	$43.9	$—	$543.2	$514.6	$51.9	$—	$566.5
Fashion	342.4	21.3	—	363.7	332.5	23.6	—	356.1
Watches	41.2	35.5	—	76.7	45.7	41.2	—	86.9
Other(1)	187.8	5.7	10.6	204.1	171.5	4.6	6.1	182.2
Total sales	$1,070.7	$106.4	$10.6	$1,187.7	$1,064.3	$121.3	$6.1	$1,191.7

	39 weeks ended November 2, 2019				39 weeks ended November 3, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$1,654.3	$139.8	$—	$1,794.1	$1,730.2	$159.3	$—	$1,889.5
Fashion	1,245.2	64.9	—	1,310.1	1,223.4	76.7	—	1,300.1
Watches	142.4	108.8	—	251.2	156.7	127.1	—	283.8
Other(1)	570.1	18.3	40.0	628.4	588.5	18.4	12.1	619.0
Total sales	$3,612.0	$331.8	$40.0	$3,983.8	$3,698.8	$381.5	$12.1	$4,092.4

(1)	Other revenue primarily includes gift, beads and other miscellaneous jewelry sales, repairs, warranty and other miscellaneous non-jewelry sales.

	13 weeks ended November 2, 2019				13 weeks ended November 3, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$943.9	$93.9	$—	$1,037.8	$952.1	$108.5	$—	$1,060.6
E-commerce	126.8	12.5	—	139.3	112.2	12.8	—	125.0
Other	—	—	10.6	10.6	—	—	6.1	6.1
Total sales	$1,070.7	$106.4	$10.6	$1,187.7	$1,064.3	$121.3	$6.1	$1,191.7

	39 weeks ended November 2, 2019				39 weeks ended November 3, 2018
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$3,198.4	$294.9	$—	$3,493.3	$3,316.0	$342.5	$—	$3,658.5
E-commerce	413.6	36.9	—	450.5	382.8	39.0	—	421.8
Other	—	—	40.0	40.0	—	—	12.1	12.1
Total sales	$3,612.0	$331.8	$40.0	$3,983.8	$3,698.8	$381.5	$12.1	$4,092.4
The Company recognizes revenues when control of the promised goods and services are transferred to customers, in an amount that reflects the consideration expected to be received in exchange for those goods. Transfer of control generally occurs at the time merchandise is taken from a store, or upon receipt of the merchandise by a customer for an e-commerce shipment. The Company excludes all taxes assessed by government authorities and collected from a customer from its reported sales. The Company’s revenue streams and their respective accounting treatments are further discussed below.

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
Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. Unamortized deferred selling costs as of November 2, 2019, February 2, 2019 and November 3, 2018 were as follows:

(in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Deferred ESP selling costs
Other current assets	$23.5	$23.8	$30.0
Other assets	76.1	75.4	87.1
Total deferred ESP selling costs	$99.6	$99.2	$117.1

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

Deferred revenue
Deferred revenue is comprised primarily of ESP and sale voucher promotions as follows:

(in millions)	November 2, 2019	February 2, 2019	November 3, 2018
ESP deferred revenue	$919.5	$927.6	$892.8
Voucher promotions and other	41.0	38.9	32.0
Total deferred revenue	$960.5	$966.5	$924.8

Disclosed as:
Current liabilities	$267.3	$270.0	$253.1
Non-current liabilities	693.2	696.5	671.7
Total deferred revenue	$960.5	$966.5	$924.8

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
ESP deferred revenue, beginning of period	$930.2	$906.6	$927.6	$916.1
Plans sold(1)	78.0	72.3	264.5	259.2
Revenue recognized	(88.7)	(86.1)	(272.6)	(282.5)
ESP deferred revenue, end of period	$919.5	$892.8	$919.5	$892.8

(1)	Includes impact of foreign exchange translation.
4. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet’s chief operating decision maker utilizes sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. Signet manages its business as three reportable segments: North America, International, and Other. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its reportable segments.
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

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Sales:
North America segment	$1,070.7	$1,064.3	$3,612.0	$3,698.8
International segment	106.4	121.3	331.8	381.5
Other	10.6	6.1	40.0	12.1
Total sales	$1,187.7	$1,191.7	$3,983.8	$4,092.4

Operating income (loss):
North America segment(1)	$(5.2)	$(19.5)	$67.1	$(561.0)
International segment(2)	(5.1)	(4.4)	(14.1)	(18.1)
Other(3)	(29.6)	(24.9)	(117.9)	(102.0)
Total operating income (loss)	$(39.9)	$(48.8)	$(64.9)	$(681.1)

(1)
Operating income (loss) during the 39 weeks ended November 2, 2019 includes a $47.7 million out-of-period goodwill adjustment. In addition, operating income (loss) during the 13 and 39 weeks ended November 2, 2019 includes $1.4 million and $2.6 million, respectively, related to inventory charges recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 39 weeks ended November 3, 2018 includes: 1) $53.7 million related to charges recorded in conjunction with the Company’s restructuring activities; 2) $160.4 million related to valuation losses associated with the sale of eligible non-prime in-house accounts receivable; and 3) $448.7 million related to goodwill and intangible impairments recognized in the first quarter.

(2)	Operating income (loss) during the 39 weeks ended November 3, 2018 includes $3.8 million related to inventory charges recorded in conjunction with the Company’s restructuring activities.

(3)
Operating income (loss) during the 13 and 39 weeks ended November 2, 2019 includes $9.2 million and $62.6 million, respectively, related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges. Operating income (loss) during the 13 and 39 weeks ended November 3, 2018 includes $0.4 million and $7.0 million, respectively, related to transaction costs associated with the sale of the non-prime in-house accounts receivable, and $9.5 million and $41.3 million, respectively, related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges.

For additional information on the items discussed above, see Note 5 related to the Company’s restructuring activities, Note 11 for details regarding the credit transaction and Note 14 regarding impairment charges.

(in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Total assets:
North America segment	$5,313.5	$3,943.0	$4,428.6
International segment	577.0	367.4	387.1
Other	211.1	109.7	91.8
Total assets	$6,101.6	$4,420.1	$4,907.5

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
Restructuring charges and other Plan related costs of $10.6 million and $65.2 million were recognized in the 13 and 39 weeks ended November 2, 2019, respectively, primarily related to store closure, severance costs and professional fees for legal and consulting services.
Restructuring charges and other Plan related costs are classified in the condensed consolidated statements of operations as follows:

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Inventory charges	Restructuring charges - cost of sales	$1.4	$—	$5.8	$63.2
Other Plan related expenses	Restructuring charges	9.2	9.5	59.4	35.6
Total Signet Path to Brilliance Plan expenses		$10.6	$9.5	$65.2	$98.8

The composition of the restructuring charges the Company incurred during the 13 and 39 weeks ended November 2, 2019, as well as the cumulative amount incurred under the Plan through November 2, 2019, were as follows:

	13 weeks ended	39 weeks ended	Cumulative amount
(in millions)	November 2, 2019	November 2, 2019	November 2, 2019
Inventory charges	$1.4	$5.8	$68.0
Termination benefits	1.0	15.8	25.5
Store closure and other costs	8.2	43.6	97.6
Total Signet Path to Brilliance Plan expenses	$10.6	$65.2	$191.1

The following table summarizes the activity related to the Plan liabilities for Fiscal 2020:

(in millions)	Termination benefits	Store closure and other costs	Consolidated
Balance at February 2, 2019	$—	$12.6	$12.6
Payments and other adjustments	(13.6)	(53.1)	(66.7)
Charged to expense	15.8	49.4	65.2
Balance at November 2, 2019	$2.2	$8.9	$11.1

6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Convertible Preference Shares (“preferred shares”) to certain affiliates of Leonard Green & Partners, L.P., for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears. Refer to Note 7 for additional discussion of the Company’s dividends on preferred shares.

(in millions, except conversion rate and conversion price)	November 2, 2019	February 2, 2019	November 3, 2018
Conversion rate	12.0578	11.3660	11.1190
Conversion price	$82.9339	$87.9817	$89.9361
Potential impact of preferred shares if-converted to common shares	7.5	7.1	6.9
Liquidation preference	$632.8	$632.8	$632.8

In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the preferred shares carrying value, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $5.2 million as of November 2, 2019 (February 2, 2019 and November 3, 2018: $4.0 million and $3.5 million, respectively).
Accretion of $0.4 million and $1.2 million was recorded to preferred shares in the condensed consolidated balance sheets during the 13 and 39 weeks ended November 2, 2019, respectively ($0.4 million and $1.2 million for the 13 and 39 weeks ended November 3, 2018, respectively).

7. Shareholders’ equity
Share repurchases
Common shares repurchased during the 39 weeks ended November 2, 2019 and November 3, 2018 were as follows:

		39 weeks ended November 2, 2019			39 weeks ended November 3, 2018
(in millions, except per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	—	$—	$—	7.5	$434.4	$57.64
2016 Program(2)	$1,375.0	n/a	n/a	n/a	1.3	$50.6	$39.76
Total		—	$—	$—	8.8	$485.0	$55.06

(1)	The 2017 Program had $165.6 million remaining as of November 2, 2019.

(2)	The 2016 Program was completed in March 2018.

n/a	Not applicable.
Dividends on common shares
Dividends declared on common shares during the 39 weeks ended November 2, 2019 and November 3, 2018 were as follows:

	Fiscal 2020		Fiscal 2019
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.37	$19.3	$0.37	$21.8
Second quarter	0.37	19.3	0.37	19.2
Third quarter(1)	0.37	19.4	0.37	19.2
Total	$1.11	$58.0	$1.11	$60.2

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of November 2, 2019 and November 3, 2018, $19.4 million and $19.2 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the third quarter of Fiscal 2020 and Fiscal 2019, respectively.

Dividends on preferred shares
Dividends declared on preferred shares during the 39 weeks ended November 2, 2019 and November 3, 2018 were as follows:

	Fiscal 2020		Fiscal 2019
(in millions, except per share amounts)	Cash dividend per share	Total cash dividends	Cash dividend per share	Total cash dividends
First quarter	$12.50	$7.8	$12.50	$7.8
Second quarter	12.50	7.8	12.50	7.8
Third quarter(1)	12.50	7.8	12.50	7.8
Total	$37.50	$23.4	$37.50	$23.4

(1)
Signet’s preferred shares dividends result in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of November 2, 2019 and November 3, 2018, $7.8 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on preferred shares declared for the third quarter of Fiscal 2020 and Fiscal 2019, respectively.

There were no cumulative undeclared dividends on the preferred shares that reduced net income (loss) attributable to common shareholders during the 13 and 39 weeks ended November 2, 2019 or November 3, 2018. See Note 6 for additional discussion of the Company’s preferred shares.

8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Numerator:
Net income (loss) attributable to common shareholders	$(43.7)	$(38.1)	$(106.2)	$(574.1)
Denominator:
Weighted average common shares outstanding	51.8	51.5	51.7	55.7
EPS – basic	$(0.84)	$(0.74)	$(2.05)	$(10.31)

The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares, restricted stock units and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which preferred shares are dilutive, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net income (loss) attributable to common shareholders. See Note 6 for additional discussion of the Company’s preferred shares.
The computation of diluted EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Numerator:
Net income (loss) attributable to common shareholders	$(43.7)	$(38.1)	$(106.2)	$(574.1)
Denominator:
Weighted average common shares outstanding	51.8	51.5	51.7	55.7
EPS – diluted	$(0.84)	$(0.74)	$(2.05)	$(10.31)

The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Share awards	1.3	0.2	1.3	0.2
Potential impact of preferred shares	7.4	6.9	7.2	6.9
Total anti-dilutive shares	8.7	7.1	8.5	7.1

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service credits	Accumulated other comprehensive loss
Balance at February 2, 2019	$(248.4)	$(0.5)	$4.0	$(53.8)	$(4.1)	$(302.8)
Other comprehensive income (loss) (“OCI”) before reclassifications	(6.1)	(0.2)	8.6	—	—	2.3
Amounts reclassified from AOCI to net income	—	1.0	(0.8)	0.7	0.1	1.0
Net current period OCI	(6.1)	0.8	7.8	0.7	0.1	3.3
Balance at November 2, 2019	$(254.5)	$0.3	$11.8	$(53.1)	$(4.0)	$(299.5)

The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		39 weeks ended
(in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$(0.3)	$0.2	$(0.9)	$0.9	Cost of sales (see Note 15)
Interest rate swaps	—	(0.6)	(0.6)	(1.3)	Interest expense, net (see Note 15)
Commodity contracts	(0.2)	(0.2)	0.5	(1.1)	Cost of sales (see Note 15)
Total before income tax	(0.5)	(0.6)	(1.0)	(1.5)
Income taxes	0.1	0.1	0.2	0.5
Net of tax	(0.4)	(0.5)	(0.8)	(1.0)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.2	0.3	0.8	0.6	Other non-operating income
Amortization of unrecognized net prior service credits	0.1	—	0.1	—	Other non-operating income
Total before income tax	0.3	0.3	0.9	0.6
Income taxes	—	(0.1)	(0.1)	(0.1)
Net of tax	0.3	0.2	0.8	0.5

Available-for-sale securities items:
Corporate equity securities, before income tax	1.0	—	1.0	—	Other operating income, net
Income taxes	—	—	—	—
Net of tax	1.0	—	1.0	—

Total reclassifications, net of tax	$0.9	$(0.3)	$1.0	$(0.5)

10. Income taxes

	39 weeks ended
	November 2, 2019	November 3, 2018
Estimated annual effective tax rate before discrete items(1)	13.6%	22.7%
Discrete items recognized	(9.3)%	(0.2)%
Effective tax rate recognized in statement of operations	4.3%	22.5%

(1)	Fiscal 2019 effective tax rate computed based on actual tax rate for the 39 weeks ended November 3, 2018.

During the 39 weeks ended November 2, 2019, the Company’s effective tax rate was lower than the US federal income tax rate primarily due to the unfavorable impact of impairment of goodwill which was not deductible for tax purposes. The estimated annual effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
As of November 2, 2019, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of February 2, 2019.
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
In addition, for a five-year term, Signet will remain the issuer of non-prime credit with investment funds managed by CarVal and Castlelake purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Signet will hold the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counterparty in accordance with the agreements. Receivables issued by the Company but pending transfer to CarVal and Castlelake as of period end are classified as “held for sale” and included in the accounts receivable caption in the condensed consolidated balance sheets. As of November 2, 2019, the accounts receivable, held for sale were recorded at fair value. See Note 16 for additional information regarding the assumptions utilized in the calculation of fair value of the finance receivables held for sale.
The following table presents the components of Signet’s accounts receivable:

(in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Accounts receivable, held for investment	$16.4	$19.5	$9.3
Accounts receivable, held for sale	4.4	4.2	4.8
Accounts receivable	$20.8	$23.7	$14.1

In March 2018, the eligible non-prime in-house accounts receivables that met the criteria for sale were reclassified from "held for investment" to "held for sale" on the condensed consolidated balance sheet. Accordingly, the receivables were recorded at the lower of cost (par) or fair value as of the date of the reclassification with subsequent adjustments to the asset fair value as required through the closing date of the transaction. During the 39 weeks ended November 3, 2018, total valuation losses of $160.4 million were recorded within credit transaction, net in the condensed consolidated statement of operations. During the 13 and 39 weeks ended November 3, 2018, other transaction-related costs of $0.4 million and $7.0 million, respectively, were recorded within credit transaction, net in the condensed consolidated statement of operations.
Accounts receivable, held for investment is comprised primarily of accounts receivable related to the sale of diamonds from its polishing factory deemed unsuitable for Signet's needs in the Other segment.
12. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Raw materials	$65.5	$76.3	$79.9
Finished goods	2,453.9	2,310.6	2,567.2
Total inventories	$2,519.4	$2,386.9	$2,647.1

During the 39 weeks ended November 2, 2019, as a part of the “Signet Path to Brilliance” restructuring plan, the Company recorded inventory charges of $5.8 million primarily associated with discontinued brands and collections within the restructuring charges - cost of sales line item on the condensed consolidated statements of operations. During the 39 weeks ended November 3, 2018, the Company recorded inventory charges of $63.2 million as part of the “Signet Path to Brilliance” plan. See Note 5 for additional information.
As of November 2, 2019, inventory reserves were $81.6 million (February 2, 2019 and November 3, 2018: $95.3 million and $89.0 million, respectively).

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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, Signet uses its incremental borrowing rate available at the lease commencement date, based primarily on the underlying lease term, in measuring the present value of lease payments. Lease terms, which include the period of the lease that can not be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
Weighted average lease term and discount rate were as follows:

November 2, 2019
Weighted average remaining lease term (in years)	6.8
Weighted average discount rate	5.6%

Total lease costs for operating leases are as follows:

	13 weeks ended	39 weeks ended
(in millions)	November 2, 2019	November 2, 2019
Operating lease cost	$115.3	$342.4
Short-term lease cost	4.0	15.2
Variable lease cost	10.0	64.0
Sublease income	(0.3)	(1.2)
Total lease cost	$129.0	$420.4

Payments arising from operating lease activity, as well as variable and short-term lease payments not included within the operating lease liability, are included as operating activities on the Company’s condensed consolidated statement of cash flows. Payments representing costs to ready an ROU asset for its intended use are represented within investing activities within the Company’s condensed consolidated statements of cash flows.
Supplemental cash flow information related to leases was as follows:

	13 weeks ended	39 weeks ended
(in millions)	November 2, 2019	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83.4	$313.3
Operating lease right-of-use assets obtained in exchange for lease obligations	29.6	70.4

The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	November 2, 2019
Remainder of Fiscal 2020	$116.4
Fiscal 2021	431.0
Fiscal 2022	374.9
Fiscal 2023	319.3
Fiscal 2024	252.5
Thereafter	725.8
Total minimum lease payments	$2,219.9
Less: Imputed interest	(446.1)
Present value of lease liabilities	$1,773.8

In accordance with the prior guidance, ASC 840, Leases, the Company’s leases were previously designated as operating with no leases meeting the definition of capital leases. The designation of operating leases remains substantially unchanged under the new guidance. The future minimum lease payments by fiscal year as determined prior to the adoption of ASC 842, not including contingent rent, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, were as follows:

(in millions)	February 2, 2019
Fiscal 2020	$450.4
Fiscal 2021	408.4
Fiscal 2022	361.1
Fiscal 2023	312.0
Fiscal 2024	247.4
Thereafter	755.2
Total	$2,534.5

14. Goodwill and intangibles
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.
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
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America	Other	Total
Balance at February 3, 2018	$818.1	$3.6	$821.7
Impairment	(517.6)	(3.6)	(521.2)
Impact of foreign exchange and other adjustments (1)	(3.9)	—	(3.9)
Balance at February 2, 2019	296.6	—	296.6
Impairment(2)	(47.7)	—	(47.7)
Impact of foreign exchange and other adjustments	(0.1)	—	(0.1)
Balance at November 2, 2019	$248.8	$—	$248.8

(1)	During Fiscal 2019, other adjustments include a purchase price accounting adjustment of $2.6 million related to a revised valuation of acquired intangible assets from the R2Net acquisition.

(2)	During the 39 weeks ended November 2, 2019, an immaterial out-of-period adjustment was recognized related to an error in the calculation of goodwill impairments during Fiscal 2019.
Intangibles
Definite-lived intangible assets include trade names and favorable lease agreements. All indefinite-lived intangible assets consist of trade names. Both definite and indefinite-lived assets are recorded within intangible assets, net, on the condensed consolidated balance sheets. Intangible liabilities, net, is comprised of unfavorable lease agreements and contracts and is recorded within other liabilities on the condensed consolidated balance sheets.
In conjunction with the interim goodwill impairment tests during Fiscal 2019, the Company reviewed its indefinite-lived intangible assets for potential impairment by calculating the fair values of the assets using the relief from royalty method and comparing the fair values to their respective carrying amounts. The interim impairment tests resulted in the determination that the fair values of indefinite-lived intangible assets related to certain Zales trade names were less than their carrying value. Accordingly, in the 13 weeks ended May 5, 2018, the Company recognized pre-tax impairment charges in operations of $139.9 million within its North America segment. Additionally, in conjunction with the interim goodwill impairment tests associated with the second triggering event in the fourth quarter of Fiscal 2019, the Company determined that the fair values of indefinite-lived intangible assets related to trade names, primarily James Allen, were less than their carrying value. Accordingly, in the 13 weeks ended February 2, 2019, the Company recognized pre-tax impairment charges in operations of $74.3 million within its North America segment.
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	November 2, 2019			February 2, 2019			November 3, 2018
(in millions)	Gross carrying amount	Accumulated amortization(1)	Net carrying amount	Gross carrying amount	Accumulated amortization(1)	Net carrying amount	Gross carrying amount	Accumulated amortization(1)	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$53.2	$(50.7)	$2.5	$53.3	$(50.1)	$3.2	$53.3	$(49.3)	$4.0
Indefinite-lived intangible assets	475.8	(214.1)	261.7	475.9	(214.1)	261.8	475.9	(139.7)	336.2
Total intangible assets, net	$529.0	$(264.8)	$264.2	$529.2	$(264.2)	$265.0	$529.2	$(189.0)	$340.2

Intangible liabilities, net	$(113.9)	$96.7	$(17.2)	$(113.9)	$92.5	$(21.4)	$(113.9)	$90.7	$(23.2)

(1)	Accumulated amortization amounts related to the indefinite-lived intangible assets represents accumulated impairment losses recorded to date.
During the second quarter of Fiscal 2020, the Company performed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names identified in the Zale acquisition, for impairment indicators. Additionally, due to a continued decline in the Company’s market capitalization during the second quarter of Fiscal 2020, the Company determined a triggering event had occurred requiring interim impairment assessments for its remaining reporting units with goodwill and indefinite-lived intangible assets. Using methodologies similar to the assessments performed in Fiscal 2019 described above, the Company determined no additional impairment charges were required to be recognized during Fiscal 2020 related to the annual evaluation or interim assessment.
Based on management’s assessment during the third quarter of Fiscal 2020, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceed their fair values. The Company will continue to monitor the share price of the Company’s stock, as well as key business metrics and inputs used to estimate fair value, such as sales trends and interest rates.
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
The primary external sources of funding are an asset-based credit facility and senior unsecured notes as described in Note 17.
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of November 2, 2019, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.

Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of November 2, 2019 was $25.0 million (February 2, 2019 and November 3, 2018: $22.4 million and $18.5 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (February 2, 2019 and November 3, 2018: 12 months and 12 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of November 2, 2019 was $134.3 million (February 2, 2019 and November 3, 2018: $111.5 million and $90.2 million, respectively).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw materials. The total notional amount of these commodity derivative contracts outstanding as of November 2, 2019 was 75,000 ounces of gold (February 2, 2019 and November 3, 2018: 89,000 ounces and 111,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 14 months (February 2, 2019 and November 3, 2018: 20 months and 23 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of November 2, 2019, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	November 2, 2019	February 2, 2019	November 3, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.1	$0.1	$0.5
Commodity contracts	Other current assets	9.8	4.3	0.1
Commodity contracts	Other assets	0.6	1.4	0.4
Interest rate swaps	Other assets	—	0.6	1.5
Total derivative assets		$10.5	$6.4	$2.5
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.3	0.8	0.7
Total derivative assets		$10.8	$7.2	$3.2

	Fair value of derivative liabilities
(in millions)	Balance sheet location	November 2, 2019	February 2, 2019	November 3, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.9)	$(0.2)	$—
Commodity contracts	Other current liabilities	(0.2)	—	(1.3)
Total derivative liabilities		$(1.1)	$(0.2)	$(1.3)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Foreign currency contracts	$(0.3)	$0.7	$0.9
Commodity contracts	16.1	4.0	(1.9)
Interest rate swaps	—	0.6	1.4
Gains (losses) recorded in AOCI	$15.8	$5.3	$0.4
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated statement of operations:
Foreign currency contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gains (losses) recorded in AOCI, beginning of period		$1.7	$0.4	$0.7	$(2.4)
Current period gains (losses) recognized in OCI		(1.7)	0.3	(0.1)	2.4
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	(0.3)	0.2	(0.9)	0.9
Gains (losses) recorded in AOCI, end of period		$(0.3)	$0.9	$(0.3)	$0.9
Commodity contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gains (losses) recorded in AOCI, beginning of period		$11.2	$(4.4)	$4.0	$1.4
Current period gains (losses) recognized in OCI		5.1	2.7	11.6	(2.2)
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	(0.2)	(0.2)	0.5	(1.1)
Gains (losses) recorded in AOCI, end of period		$16.1	$(1.9)	$16.1	$(1.9)

Interest rate swaps

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gains recorded in AOCI, beginning of period		$—	$1.9	$0.6	$2.2
Current period gains (losses) recognized in OCI		—	0.1	—	0.5
(Gains) losses reclassified from AOCI to net income	Interest expense, net (1)	—	(0.6)	(0.6)	(1.3)
Gains recorded in AOCI, end of period		$—	$1.4	$—	$1.4

(1)	Refer to table below for total amounts of financial statement captions impacted by cash flow hedges.
Total amounts presented in the condensed consolidated statements of operations

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Cost of sales	$(818.6)	$(820.5)	$(2,652.2)	$(2,746.2)
Interest expense, net	$(8.6)	$(10.6)	$(27.9)	$(28.9)

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 weeks ended November 2, 2019 and November 3, 2018. Based on current valuations, the Company expects approximately $6.8 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.

Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statement of operations:

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Foreign currency contracts	Other operating income, net	$3.4	$(1.8)	$(1.8)	$(12.3)

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

	November 2, 2019			February 2, 2019			November 3, 2018
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$7.2	$7.2	$—	$4.7	$4.7	$—	$5.0	$5.0	$—
Corporate equity securities	—	—	—	2.4	2.4	—	2.4	2.4	—
Foreign currency contracts	0.4	—	0.4	0.9	—	0.9	1.2	—	1.2
Commodity contracts	10.4	—	10.4	5.7	—	5.7	0.5	—	0.5
Interest rate swaps	—	—	—	0.6	—	0.6	1.5	—	1.5
US government agency securities	4.9	—	4.9	2.5	—	2.5	2.5	—	2.5
Corporate bonds and notes	8.5	—	8.5	5.2	—	5.2	5.4	—	5.4
Total assets	$31.4	$7.2	$24.2	$22.0	$7.1	$14.9	$18.5	$7.4	$11.1

Liabilities:
Foreign currency contracts	$(0.9)	$—	$(0.9)	$(0.2)	$—	$(0.2)	$—	$—	$—
Commodity contracts	(0.2)	—	(0.2)	—	—	—	(1.3)	—	(1.3)
Total liabilities	$(1.1)	$—	$(1.1)	$(0.2)	$—	$(0.2)	$(1.3)	$—	$(1.3)

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
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price is contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset related to this deferred payment within other assets at fair value. This estimated fair value was derived from a discounted cash flow model using unobservable inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. The Company will adjust the asset to fair value through AOCI in each subsequent period through the performance period until settled. As of November 2, 2019, the fair value of the deferred payment was $21.0 million, which is recorded within other assets on the condensed consolidated balance sheets. See Note 11 for additional information.
Goodwill and other indefinite-lived intangible assets, are evaluated for impairment annually or more frequently if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. During the 13 weeks ended August 3, 2019, the Company performed an interim impairment test for goodwill and indefinite-lived intangible assets. The fair value was calculated using a combination of discounted cash flow and guideline public company methodologies for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value of goodwill and indefinite-lived intangible assets is a Level 3 valuation based on certain unobservable inputs including projected cash flows and estimated risk-adjusted rates of return that would be utilized by market participants in valuing these assets or prices of similar assets. See Note 14 for additional information.
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.
The fair values of long-term debt instruments, excluding revolving credit facilities, were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The carrying value of the ABL Revolving Facility (as defined in Note 17) approximates fair value. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	November 2, 2019		February 2, 2019		November 3, 2018
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$146.3	$139.3	$395.3	$340.3	$395.1	$377.8
Term loans (Level 2)	99.4	100.0	293.0	294.9	301.8	303.9
Total	$245.7	$239.3	$688.3	$635.2	$696.9	$681.7
17. Loans, overdrafts and long-term debt

(in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.5	$399.0	$399.0
ABL revolving facility	543.0	—	—
FILO term loan facility	100.0	—	—
Senior unsecured term loan	—	294.9	303.9
Revolving credit facility	—	—	282.0
Bank overdrafts	5.0	40.1	4.1
Total debt	$795.5	$734.0	$989.0
Less: Current portion of loans and overdrafts	(5.0)	(78.8)	(322.6)
Less: Unamortized debt issuance costs	(1.7)	(5.6)	(6.0)
Total long-term debt	$788.8	$649.6	$660.4

Revolving credit facility and term loan (the “Credit Facility”)
On September 27, 2019, in connection with the issuance of a new senior secured asset-based credit facility, the Company repaid and terminated the Credit Facility. Refer to the “Asset-based credit facility” section below. The original maturity of the Credit Facility was July 2021. Unamortized debt issuance costs of $2.0 million associated with the Credit Facility were written-off in the 13 and 39 week periods ended November 2, 2019 upon executing the termination of the Credit Facility. This expense was recognized as a cost of extinguishment of the Credit Facility and was recorded within other non-operating income in the condensed consolidated statements of operations.
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
On September 5, 2019, Signet UK Finance announced the commencement of a tender offer to purchase any and all of its outstanding Notes (the “Tender Offer”). Upon receipt of the requisite consents from Note holders, Signet UK Finance entered into a supplemental indenture which eliminated most of the restrictive covenants and certain default provisions of the indenture. The supplemental indenture became operative on September 27, 2019 upon the Company’s acceptance and payment for the Notes previously validly tendered and not validly withdrawn pursuant to the Tender Offer for an aggregate of $239.6 million, which represented a purchase price of $950.00 per $1,000.00 in principal amount of the Notes validly tendered. The Company recognized a net gain on extinguishment of the validly tendered Notes in the 13 and 39 week periods ended November 2, 2019 of $8.7 million, net of $1.3 million in third party fees and $2.6 million in write-off of unamortized debt issuance costs and original issue discount. This net gain was recorded within other non-operating income in the condensed consolidated statements of operations.
Unamortized debt issuance costs relating to the Notes as of November 2, 2019 was $1.2 million (February 2, 2019 and November 3, 2018: $3.7 million and $3.9 million, respectively). The remaining unamortized debt issuance costs are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to debt issuance costs of $0.2 million and $0.5 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended November 2, 2019, respectively ($0.2 million and $0.5 million for the 13 and 39 weeks ended November 3, 2018 respectively).
Asset-based credit facility
On September 27, 2019, the Company entered into a senior secured asset-based credit facility consisting of (i) a revolving credit facility in an aggregate committed amount of $1.5 billion (“ABL Revolving Facility”) and (ii) a first-in last-out term loan facility in an aggregate principal amount of $100.0 million (the “FILO Term Loan Facility” and, together with the ABL Revolving Facility, the “ABL Facility”) pursuant to that certain credit agreement. The ABL Facility will mature on September 27, 2024.
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL Revolving Facility and the FILO Term Loan Facility, as applicable, bear interest at the Company’s option at either eurocurrency rate plus the applicable margin or a base rate plus the applicable margin, in each case depending on the excess availability under the ABL Revolving Facility. The Company had stand-by letters of credit outstanding of $15.5 million on the ABL Revolving Facility as of November 2, 2019. The Company had available borrowing capacity of $871.2 million on the ABL Revolving Facility as of November 2, 2019.
If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of our other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
Debt issuance costs relating to the ABL Facility totaled $9.0 million, of which $8.4 million of these costs were allocated to the ABL Revolving Facility and $0.6 million was allocated to the FILO Term Loan Facility. The remaining unamortized debt issuance costs for the ABL Revolving Facility are recorded within other assets in the condensed consolidated balance sheets and the remaining unamortized debt issuance costs for the FILO Term Loan Facility are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to the ABL Facility debt issuance costs of $0.1 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended November 2, 2019.
Other
As of November 2, 2019, February 2, 2019 and November 3, 2018, the Company was in compliance with all debt covenants.

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

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Warranty reserve, beginning of period	$34.1	$36.4	$33.2	$37.2
Warranty expense	5.4	0.7	11.4	6.1
Utilized(1)	(3.0)	(2.8)	(8.1)	(9.0)
Warranty reserve, end of period	$36.5	$34.3	$36.5	$34.3

(1)	Includes impact of foreign exchange translation.

(in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Disclosed as:
Current liabilities	$10.8	$10.0	$10.4
Non-current liabilities	25.7	23.2	23.9
Total warranty reserve	$36.5	$33.2	$34.3

19. Share-based compensation
Signet recorded share-based compensation expense of $4.7 million and $13.0 million for the 13 and 39 weeks ended November 2, 2019, respectively, related to the Omnibus Plan and Share Saving Plans ($7.3 million and $15.5 million for the 13 and 39 weeks ended November 3, 2018, respectively).
20. Commitments and contingencies
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion.  On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015, which SJI opposed. April 27, 2015, the arbitrator issued an order denying the Claimants’ Motion. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015, which Claimants opposed. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the District Court’s November 16, 2015 Opinion and Order. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit, which Claimants opposed. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016.SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed, and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award

as to the Individual Intentional Discrimination Claims, which SJI opposed. On June 15, 2015, the arbitrator granted the Claimants’ motion. On March 6, 2017, Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice, which SJI opposed The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016, which Claimants opposed. On April 5, 2016, the arbitrator denied SJI’s Motion. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, which Claimants opposed. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals, which Claimant’s opposed. On June 1, 2017, the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016 and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016, which Claimants opposed. The matter was fully briefed, and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. Approximately, 10,314 current and former employees submitted consent forms to opt in to the collective action; however, some have withdrawn their consents. The number of valid consents is disputed and yet to be determined. SJI believes the number of valid consents to be approximately 9,124. On July 24, 2017, the United States Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The matter was fully briefed, and an oral argument was heard on October 16, 2017. On November 10, 2017, SJI filed in the arbitration motions for summary judgment, and for decertification, of Claimants’ Equal Pay Act and Title VII promotions claims. On January 30, 2018, oral argument on SJI’s motions was heard. On January 26, 2018, SJI filed in the arbitration a Motion to Vacate The Equal Pay Act Collective Action Award And Tolling Order asserting that the Arbitrator exceeded her authority by conditionally certifying the Equal Pay Act claim and allowing the absent claimants to opt-in the litigation. On March 12, 2018, the Arbitrator denied SJI’s Motion to Vacate The Equal Pay Act Collective Action Award and Tolling Order. SJI still has a pending motion seeking decertification of the EPA Collective Action before the Arbitrator. On March 19, 2018, the Arbitrator issued an Order partially granting SJI’s Motion to Amend the Arbitrator’s November 2, 2017, Bifurcated Seventh Amended Case Management Plan resulting in a continuance of the May 14, 2018 trial date. A new trial date has not been set. On January 15, 2018, District Court granted SJI’s August 17, 2017 Renewed Motion to Vacate the Class Determination Award finding that the Arbitrator exceeded her authority by binding non-parties (absent class members) to the Title VII claim. The District Court further held that the RESOLVE Agreement does not permit class action procedures, thereby, reducing the Claimants in the Title VII matter from 70,000 to potentially 254. Claimants dispute that the number of claimants in the Title VII is 254. On January 18, 2018, the Claimants filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. The appeal was fully briefed and oral argument before the Second Circuit occurred on May 7, 2018. On May 17, 2019, SJI submitted a Rule 28(j) letter to the Second Circuit addressing the effects of the Supreme Court’s ruling in Lamps Plus, Inc. v. Varela, No. 17-988 (S. Ct. Apr. 24, 2019), on the pending appeal. The Second Circuit then issued an order directing the parties to submit additional arguments on that issue, which were submitted. On November 18, 2019 the Second Circuit issued an order reversing and remanding the District Court’s January 15, 2018 Order that vacated the Arbitrator’s Class Determination Award certifying for declaratory and injunctive relief a Title VII pay and promotions class of female retail sales employees. The Second Circuit held that the District Court erred when it concluded that the Arbitrator exceeded her authority in purporting to bind absent class members to the Class Determination Award. The Second Circuit remanded the case to the District Court to decide the narrower question of whether the Arbitrator erred in certifying an opt-out, as opposed to a mandatory, class for declaratory and injunctive relief. On December 2, 2019, SJI filed a petition for a hearing en banc with the United States Court of Appeals for the Second Circuit.
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
On July 24, 2019, the defendants filed with the United States Court of Appeals for the Second Circuit a petition for permission to appeal the District Court’s class certification decision. On November 19, 2019, the Court of Appeals granted that petition. On November 20, 2019, the parties jointly moved to stay proceedings in the District Court while the appeal is pending. On November 21, 2019, the District Court granted that motion.
On March 27, 2019, two actions were filed in the U.S. District Court for the Southern District of New York by investment funds that allegedly purchased the Company’s stock (Nos. 19-cv-2757 and 19-cv-2758), and name the Company and its current and former Chief Executive Officers and Chief Financial Officers as defendants. Both complaints allege violations of Sections 10(b), 18, and 20(a) of the Securities Exchange Act of 1934, and common law fraud, based on alleged misstatements and omissions concerning the Company’s credit portfolio. These claims are substantially the same as the credit-related claims in the Consolidated Action, except that No. 19-cv-2757 alleges a “relevant period” of August 29, 2013, to June 2, 2016, and No. 19-cv-2758 alleges a “relevant period” of August 29, 2013, to August 25, 2016. On May 14, 2019, and May 29, 2019, the Court entered orders staying these actions until entry of final judgment in the Consolidated Action.
On October 25, 2019, two more actions were filed in the U.S. District Court for the Southern District of New York by investment funds that allegedly purchased the Company’s stock (Nos. 19-cv-9916 and 19-cv-9917), and name the Company and its current and former Chief Executive Officers and Chief Financial Officers as defendants. Both complaints allege violations of Sections 10(b), 18, and 20(a) of the Securities Exchange Act of 1934, and common law fraud. The claims in No. 19-cv-9916 are substantially the same as the claims in the Consolidated Action related to the Company’s alleged failure to disclose reports of sexual harassment allegations that were raised by claimants in the Arbitration, except that No. 19-cv-9916 alleges a “relevant period” of December 2, 2016, to February 1, 2017. The claims in No. 19-cv-9917 are substantially the same as the claims in the Consolidated Action, except that No. 19-cv-9917 alleges a “relevant period” of August 28, 2014, to March 16, 2017. On November 5, 2019, the Court entered orders staying these actions until entry of final judgment in the Consolidated Action.
Derivative Action
On September 1, 2017, Josanne Aungst filed a putative shareholder derivative action entitled Aungst v. Light, et al., No. CV-2017-3665, in the Court of Common Pleas for Summit County Ohio. The complaint in this action, which purports to have been brought by Ms. Aungst on behalf of the Company, names certain current and former directors and officers of the Company as defendants and alleges claims for breach of fiduciary duty, abuse of control, and gross mismanagement. The complaint challenges certain public disclosures and conduct relating to the allegations that were raised by the claimants in the Arbitration. The complaint also alleges that the Company’s share price was artificially inflated as a result of alleged misrepresentations and omissions. The complaint seeks money damages on behalf of the Company, changes to the Company’s corporate governance, and other equitable relief, as well as plaintiff’s legal fees and costs. The defendants’ motion to dismiss the complaint was granted on February 28, 2019. On March 26, 2019, plaintiff filed a notice of appeal of the trial court’s dismissal of the action. On July 1, 2019, plaintiff filed an appeal brief in the Court of Appeals, Ninth Judicial District, Summit County, Ohio. Defendants filed their answering brief on August 9, 2019. Plaintiff filed a reply brief on August 19, 2019. The Court of Appeals scheduled oral argument on plaintiff’s appeal for January 7, 2020.
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
21. Condensed consolidating financial information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Signet and certain of its subsidiaries have guaranteed the obligations under certain debt securities that have been issued by Signet UK Finance plc. The following presents the condensed consolidating financial information for: (i) the indirect Parent Company (Signet Jewelers Limited); (ii) the Issuer of the guaranteed obligations (Signet UK Finance plc); (iii) the Guarantor subsidiaries, on a combined basis; (iv) the non-guarantor subsidiaries, on a combined basis; (v) consolidating eliminations and (vi) Signet Jewelers Limited and Subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The Guarantor subsidiaries, along with Signet Jewelers Limited, will fully and unconditionally guarantee the obligations of Signet UK Finance plc under any such debt securities. Each entity in the consolidating financial information follows the same accounting policies as described in the condensed consolidated financial statements.
The accompanying condensed consolidating financial information has been presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries include consolidating and eliminating entries for investments in subsidiaries and intra-entity activity and balances.

Condensed Consolidating Statement of Operations
For the 13 weeks ended November 2, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,074.4	$113.3	$—	$1,187.7
Cost of sales	—	—	(746.5)	(72.1)	—	(818.6)
Restructuring charges - cost of sales	—	—	(0.9)	(0.5)	—	(1.4)
Gross margin	—	—	327.0	40.7	—	367.7
Selling, general and administrative expenses	(0.2)	—	(387.3)	(10.9)	—	(398.4)
Restructuring charges	—	—	(8.4)	(0.8)	—	(9.2)
Other operating income (loss), net	—	—	(0.1)	0.1	—	—
Operating income (loss)	(0.2)	—	(68.8)	29.1	—	(39.9)
Intra-entity interest income (expense)	(0.4)	3.7	(44.7)	41.4	—	—
Interest expense, net	—	(3.8)	(5.4)	0.6	—	(8.6)
Other non-operating income (loss), net	—	8.8	(1.8)	—	—	7.0
Income (loss) before income taxes	(0.6)	8.7	(120.7)	71.1	—	(41.5)
Income taxes	—	(1.7)	15.4	(7.7)	—	6.0
Equity in income (loss) of subsidiaries	(34.9)	—	(90.4)	(90.9)	216.2	—
Net income (loss)	$(35.5)	$7.0	$(195.7)	$(27.5)	$216.2	$(35.5)
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$(43.7)	$7.0	$(195.7)	$(27.5)	$216.2	$(43.7)

Condensed Consolidating Statement of Operations
For the 13 weeks ended November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$1,070.6	$121.1	$—	$1,191.7
Cost of sales	—	—	(758.0)	(62.5)	—	(820.5)
Gross margin	—	—	312.6	58.6	—	371.2
Selling, general and administrative expenses	(0.2)	—	(378.3)	(31.8)	—	(410.3)
Credit transaction, net	—	—	(0.4)	—	—	(0.4)
Restructuring charges	—	—	(9.2)	(0.3)	—	(9.5)
Other operating income (loss), net	—	—	0.3	(0.1)	—	0.2
Operating income (loss)	(0.2)	—	(75.0)	26.4	—	(48.8)
Intra-entity interest income (expense)	(1.0)	4.7	(44.9)	41.2	—	—
Interest expense, net	—	(5.1)	(5.6)	0.1	—	(10.6)
Other non-operating income (loss), net	—	—	0.3	—	—	0.3
Income (loss) before income taxes	(1.2)	(0.4)	(125.2)	67.7	—	(59.1)
Income taxes	—	0.1	53.1	(24.0)	—	29.2
Equity in income (loss) of subsidiaries	(28.7)	—	(92.8)	(68.4)	189.9	—
Net income (loss)	$(29.9)	$(0.3)	$(164.9)	$(24.7)	$189.9	$(29.9)
Dividends on redeemable convertible preferred shares	(8.2)	—	—	—	—	(8.2)
Net income (loss) attributable to common shareholders	$(38.1)	$(0.3)	$(164.9)	$(24.7)	$189.9	$(38.1)

Condensed Consolidating Statement of Operations
For the 39 weeks ended November 2, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$3,649.5	$334.3	$—	$3,983.8
Cost of sales	—	—	(2,432.2)	(220.0)	—	(2,652.2)
Restructuring charges - cost of sales	—	—	(2.6)	(3.2)	—	(5.8)
Gross margin	—	—	1,214.7	111.1	—	1,325.8
Selling, general and administrative expenses	(0.4)	—	(1,257.0)	(27.6)	—	(1,285.0)
Restructuring charges	—	—	(57.0)	(2.4)	—	(59.4)
Goodwill and intangible impairments	—	—	(35.2)	(12.5)	—	(47.7)
Other operating income (loss), net	—	—	1.8	(0.4)	—	1.4
Operating income (loss)	(0.4)	—	(132.7)	68.2	—	(64.9)
Intra-entity interest income (expense)	(1.6)	13.1	(140.9)	129.4	—	—
Interest expense, net	—	(13.7)	(14.9)	0.7	—	(27.9)
Other non-operating income	—	8.8	(1.3)	—	—	7.5
Income (loss) before income taxes	(2.0)	8.2	(289.8)	198.3	—	(85.3)
Income taxes	—	(1.6)	38.2	(32.9)	—	3.7
Equity in income (loss) of subsidiaries	(79.6)	—	(272.8)	(227.1)	579.5	—
Net income (loss)	$(81.6)	$6.6	$(524.4)	$(61.7)	$579.5	$(81.6)
Dividends on redeemable convertible preferred shares	(24.6)	—	—	—	—	(24.6)
Net income (loss) attributable to common shareholders	$(106.2)	$6.6	$(524.4)	$(61.7)	$579.5	$(106.2)

Condensed Consolidating Statement of Operations
For the 39 weeks ended November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$—	$3,723.4	$369.0	$—	$4,092.4
Cost of sales	—	—	(2,561.6)	(184.6)	—	(2,746.2)
Restructuring charges - cost of sales	—	—	(57.5)	(5.7)	—	(63.2)
Gross margin	—	—	1,104.3	178.7	—	1,283.0
Selling, general and administrative expenses	(0.7)	—	(1,230.4)	(106.8)	—	(1,337.9)
Credit transaction, net	—	—	(167.4)	—	—	(167.4)
Restructuring charges	—	—	(34.3)	(1.3)	—	(35.6)
Goodwill and intangible impairments	—	—	(448.7)	—	—	(448.7)
Other operating income (loss), net	(0.1)	—	21.8	3.8	—	25.5
Operating income (loss)	(0.8)	—	(754.7)	74.4	—	(681.1)
Intra-entity interest income (expense)	(3.4)	14.1	(198.8)	188.1	—	—
Interest expense, net	—	(14.9)	(14.2)	0.2	—	(28.9)
Other non-operating income	—	—	1.4	—	—	1.4
Income (loss) before income taxes	(4.2)	(0.8)	(966.3)	262.7	—	(708.6)
Income taxes	—	0.2	157.6	1.3	—	159.1
Equity in income (loss) of subsidiaries	(545.3)	—	(865.7)	(857.3)	2,268.3	—
Net income (loss)	$(549.5)	$(0.6)	$(1,674.4)	$(593.3)	$2,268.3	$(549.5)
Dividends on redeemable convertible preferred shares	(24.6)	—	—	—	—	(24.6)
Net income (loss) attributable to common shareholders	$(574.1)	$(0.6)	$(1,674.4)	$(593.3)	$2,268.3	$(574.1)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 weeks ended November 2, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(35.5)	$7.0	$(195.7)	$(27.5)	$216.2	$(35.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	19.9	—	20.1	(0.2)	(19.9)	19.9
Available-for-sale securities:
Unrealized gain (loss)	(0.4)	—	—	(0.4)	0.4	(0.4)
Reclassification adjustment for (gains) losses to net income	1.0	—	—	1.0	(1.0)	1.0
Cash flow hedges:
Unrealized gain (loss)	2.4	—	2.4	—	(2.4)	2.4
Reclassification adjustment for gains to net income	(0.4)	—	(0.4)	—	0.4	(0.4)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.3	—	0.3	—	(0.3)	0.3
Total other comprehensive income (loss)	22.8	—	22.4	0.4	(22.8)	22.8
Total comprehensive income (loss)	$(12.7)	$7.0	$(173.3)	$(27.1)	$193.4	$(12.7)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 weeks ended November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(29.9)	$(0.3)	$(164.9)	$(24.7)	$189.9	$(29.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.5)		(2.5)	—	2.5	(2.5)
Cash flow hedges:
Unrealized gain (loss)	2.3	—	2.3	—	(2.3)	2.3
Reclassification adjustment for gains to net income	(0.5)	—	(0.5)	—	0.5	(0.5)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.2	—	0.2	—	(0.2)	0.2
Total other comprehensive income (loss)	(0.5)	—	(0.5)	—	0.5	(0.5)
Total comprehensive income (loss)	$(30.4)	$(0.3)	$(165.4)	$(24.7)	$190.4	$(30.4)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 weeks ended November 2, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(81.6)	$6.6	$(524.4)	$(61.7)	$579.5	$(81.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6.1)	—	(6.0)	(0.1)	6.1	(6.1)
Available-for-sale securities:
Unrealized gain (loss)	(0.2)	—	—	(0.2)	0.2	(0.2)
Reclassification adjustment for (gains) losses to net income	1.0	—	—	1.0	(1.0)	1.0
Cash flow hedges:
Unrealized gain (loss)	8.6	—	8.6	—	(8.6)	8.6
Reclassification adjustment for gains to net income	(0.8)	—	(0.8)	—	0.8	(0.8)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	0.8	—	0.8	—	(0.8)	0.8
Total other comprehensive income (loss)	3.3	—	2.6	0.7	(3.3)	3.3
Total comprehensive income (loss)	$(78.3)	$6.6	$(521.8)	$(61.0)	$576.2	$(78.3)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 weeks ended November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(549.5)	$(0.6)	$(1,674.4)	$(593.3)	$2,268.3	$(549.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(39.5)	—	(39.0)	(0.5)	39.5	(39.5)
Available-for-sale securities:
Unrealized gain (loss)	0.3	—	—	0.3	(0.3)	0.3
Impact from adoption of new accounting pronouncements(1)	(0.8)	—	—	(0.8)	0.8	(0.8)
Cash flow hedges:
Unrealized gain (loss)	0.8	—	0.8	—	(0.8)	0.8
Reclassification adjustment for gains to net income	(1.0)	—	(1.0)	—	1.0	(1.0)
Pension plan:
Actuarial loss	(6.5)	—	(6.5)	—	6.5	(6.5)
Reclassification adjustment to net income for amortization of actuarial losses	0.5	—	0.5	—	(0.5)	0.5
Total other comprehensive income (loss)	(46.2)	—	(45.2)	(1.0)	46.2	(46.2)
Total comprehensive income (loss)	$(595.7)	$(0.6)	$(1,719.6)	$(594.3)	$2,314.5	$(595.7)

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-1.

Condensed Consolidating Balance Sheet
November 2, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.7	$0.1	$135.0	$52.8	$—	$188.6
Accounts receivable	—	—	4.6	16.2	—	20.8
Intra-entity receivables, net	—	5.6	30.7	334.7	(371.0)	—
Other current assets	—	—	145.5	61.7	—	207.2
Income taxes	—	—	2.7	—	—	2.7
Inventories	—	—	2,427.5	91.9	—	2,519.4
Total current assets	0.7	5.7	2,746.0	557.3	(371.0)	2,938.7
Non-current assets:
Property, plant and equipment, net	—	—	741.6	9.6	—	751.2
Operating lease right-of-use assets	—	—	1,676.0	8.0	—	1,684.0
Goodwill	—	—	171.1	77.7	—	248.8
Intangible assets, net	—	—	243.9	20.3	—	264.2
Investment in subsidiaries	1,993.2	—	(331.2)	(591.0)	(1,071.0)	—
Intra-entity receivables, net	—	161.0	—	2,573.0	(2,734.0)	—
Other assets	—	—	173.8	22.6	—	196.4
Deferred tax assets	—	—	21.8	(3.5)	—	18.3
Total assets	$1,993.9	$166.7	$5,443.0	$2,674.0	$(4,176.0)	$6,101.6
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$5.0	$—	$—	$5.0
Accounts payable	—	—	259.8	74.1	—	333.9
Intra-entity payables, net	298.3	—	72.7	—	(371.0)	—
Accrued expenses and other current liabilities	28.4	2.6	377.9	25.7	—	434.6
Deferred revenue	—	—	255.4	11.9	—	267.3
Operating lease liabilities	—	—	323.1	1.8	—	324.9
Income taxes	—	—	—	17.4	—	17.4
Total current liabilities	326.7	2.6	1,293.9	130.9	(371.0)	1,383.1
Non-current liabilities:
Long-term debt	—	146.3	642.5	—	—	788.8
Intra-entity payables, net	—	—	2,734.0	—	(2,734.0)	—
Operating lease liabilities	—	—	1,442.5	6.4	—	1,448.9
Other liabilities	—	—	116.6	3.8	—	120.4
Deferred revenue	—	—	693.2	—	—	693.2
Total liabilities	326.7	148.9	6,922.7	141.1	(3,105.0)	4,434.4
Series A redeemable convertible preferred shares	616.5	—	—	—	—	616.5
Total shareholders’ equity (deficit)	1,050.7	17.8	(1,479.7)	2,532.9	(1,071.0)	1,050.7
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$1,993.9	$166.7	$5,443.0	$2,674.0	$(4,176.0)	$6,101.6

Condensed Consolidating Balance Sheet
February 2, 2019

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$146.7	$48.4	$—	$195.4
Accounts receivable	—	—	14.3	9.4	—	23.7
Intra-entity receivables, net	—	7.9	83.4	220.0	(311.3)	—
Other current assets	—	—	215.9	28.1	—	244.0
Income taxes	—	—	5.1	0.7	—	5.8
Inventories	—	—	2,302.6	84.3	—	2,386.9
Total current assets	0.2	8.0	2,768.0	390.9	(311.3)	2,855.8
Non-current assets:
Property, plant and equipment, net	—	—	789.6	10.9	—	800.5
Goodwill	—	—	206.3	90.3	—	296.6
Intangible assets, net	—	—	244.0	21.0	—	265.0
Investment in subsidiaries	2,155.7	—	(15.7)	(305.5)	(1,834.5)	—
Intra-entity receivables, net	—	400.0	—	2,588.0	(2,988.0)	—
Other assets	—	—	164.0	17.2	—	181.2
Deferred tax assets	—	—	24.5	(3.5)	—	21.0
Total assets	$2,155.9	$408.0	$4,180.7	$2,809.3	$(5,133.8)	$4,420.1
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$79.5	$—	$—	$78.8
Accounts payable	—	—	119.7	34.0	—	153.7
Intra-entity payables, net	311.3	—	—	—	(311.3)	—
Accrued expenses and other current liabilities	27.7	2.4	450.4	22.3	—	502.8
Deferred revenue	—	—	257.6	12.4	—	270.0
Income taxes	—	0.8	26.4	0.5	—	27.7
Total current liabilities	339.0	2.5	933.6	69.2	(311.3)	1,033.0
Non-current liabilities:
Long-term debt	—	396.0	253.6	—	—	649.6
Intra-entity payables, net	—	—	2,988.0	—	(2,988.0)	—
Other liabilities	—	—	219.4	4.7	—	224.1
Deferred revenue	—	—	696.5	—	—	696.5
Total liabilities	339.0	398.5	5,091.1	73.9	(3,299.3)	2,603.2
Series A redeemable convertible preferred shares	615.3	—	—	—	—	615.3
Total shareholders’ equity (deficit)	1,201.6	9.5	(910.4)	2,735.4	(1,834.5)	1,201.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,155.9	$408.0	$4,180.7	$2,809.3	$(5,133.8)	$4,420.1

Condensed Consolidating Balance Sheet
November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.5	$0.1	$67.5	$62.6	$—	$130.7
Accounts receivable	—	—	11.7	2.4	—	14.1
Intra-entity receivables, net	—	7.7	—	235.8	(243.5)	—
Other current assets	—	—	191.5	26.7	—	218.2
Inventories	—	—	2,568.6	78.5	—	2,647.1
Total current assets	0.5	7.8	2,839.3	406.0	(243.5)	3,010.1
Non-current assets:
Property, plant and equipment, net	—	—	801.7	8.7	—	810.4
Goodwill	—	—	206.3	302.7	—	509.0
Intangible assets, net	—	—	266.4	73.8	—	340.2
Investment in subsidiaries	2,085.2	—	250.3	(264.3)	(2,071.2)	—
Intra-entity receivables, net	—	400.0	—	2,593.0	(2,993.0)	—
Other assets	—	—	183.9	17.7	—	201.6
Deferred tax assets	—	—	52.5	(16.3)	—	36.2
Total assets	$2,085.7	$407.8	$4,600.4	$3,121.3	$(5,307.7)	$4,907.5
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$323.3	$—	$—	$322.6
Accounts payable	—	—	310.5	29.1	—	339.6
Intra-entity payables, net	94.4	—	149.1	—	(243.5)	—
Accrued expenses and other current liabilities	27.5	7.1	380.1	16.6	—	431.3
Deferred revenue	—	—	243.3	9.8	—	253.1
Income taxes	—	—	—	19.1	—	19.1
Total current liabilities	121.9	6.4	1,406.3	74.6	(243.5)	1,365.7
Non-current liabilities:
Long-term debt	—	395.8	264.6	—	—	660.4
Intra-entity payables, net	—	—	2,993.0	—	(2,993.0)	—
Other liabilities	—	—	228.0	5.2	—	233.2
Deferred revenue	—	—	671.7	—	—	671.7
Deferred tax liabilities	—	—	12.6	0.1	—	12.7
Total liabilities	121.9	402.2	5,576.2	79.9	(3,236.5)	2,943.7
Series A redeemable convertible preferred shares	614.8	—	—	—	—	614.8
Total shareholders’ equity (deficit)	1,349.0	5.6	(975.8)	3,041.4	(2,071.2)	1,349.0
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,085.7	$407.8	$4,600.4	$3,121.3	$(5,307.7)	$4,907.5

Condensed Consolidating Statement of Cash Flows
For the 39 weeks ended November 2, 2019
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$95.2	$0.9	$(50.2)	$214.1	$(146.5)	$113.5
Investing activities
Purchase of property, plant and equipment	—	—	(95.3)	—	—	(95.3)
Investment in subsidiaries	—	—	—	50.0	(50.0)	—
Purchase of available-for-sale securities	—	—	—	(11.7)	—	(11.7)
Proceeds from available-for-sale securities	—	—	—	7.1	—	7.1
Net cash provided by (used in) investing activities	—	—	(95.3)	45.4	(50.0)	(99.9)
Financing activities
Dividends paid on common shares	(58.0)	—	—	—	—	(58.0)
Dividends paid on redeemable convertible preferred shares	(23.4)	—	—	—	—	(23.4)
Intra-entity dividends paid	—	—	—	(146.5)	146.5	—
Proceeds from term loans	—	—	100.0	—	—	100.0
Repayments of term loans	—	—	(294.9)	—	—	(294.9)
Settlement of senior notes, including third party fees	—	(240.9)	—	—	—	(240.9)
Proceeds from revolving credit facilities	—	—	562.0	—	—	562.0
Repayments of revolving credit facilities	—	—	(19.0)	—	—	(19.0)
Payment of debt issuance costs	—	—	(7.3)	—	—	(7.3)
Repayments of bank overdrafts	—	—	(35.0)	—	—	(35.0)
Other financing activities	1.0	—	—	—	—	1.0
Intra-entity activity, net	(14.3)	240.0	(167.4)	(108.3)	50.0	—
Net cash provided by (used in) financing activities	(94.7)	(0.9)	138.4	(254.8)	196.5	(15.5)
Cash and cash equivalents at beginning of period	0.2	0.1	146.7	48.4	—	195.4
Increase (decrease) in cash and cash equivalents	0.5	—	(7.1)	4.7	—	(1.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.6)	(0.3)	—	(4.9)
Cash and cash equivalents at end of period	$0.7	$0.1	$135.0	$52.8	$—	$188.6

Condensed Consolidating Statement of Cash Flows
For the 39 weeks ended November 3, 2018
(Unaudited)

(in millions)	Signet Jewelers Limited	Signet UK Finance plc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$466.6	$4.8	$61.2	$251.4	$(470.5)	$313.5
Investing activities
Purchase of property, plant and equipment	—	—	(91.1)	(2.3)	—	(93.4)
Proceeds from sale of assets	—	—	—	5.5	—	5.5
Purchase of available-for-sale securities	—	—	—	(0.6)	—	(0.6)
Proceeds from available-for-sale securities	—	—	—	9.0	—	9.0
Net cash provided by (used in) investing activities	—	—	(91.1)	11.6	—	(79.5)
Financing activities
Dividends paid on common shares	(59.8)	—	—	—	—	(59.8)
Dividends paid on redeemable convertible preferred shares	(23.4)	—	—	—	—	(23.4)
Intra-entity dividends paid	—	—	—	(470.5)	470.5	—
Repurchase of common shares	(485.0)	—	—	—	—	(485.0)
Repayments of term loans	—	—	(22.3)	—	—	(22.3)
Proceeds from revolving credit facilities	—	—	698.0	—	—	698.0
Repayments of revolving credit facilities	—	—	(416.0)	—	—	(416.0)
Repayments of bank overdrafts	—	—	(10.1)	—	—	(10.1)
Other financing activities	(2.1)	—	—	—	—	(2.1)
Intra-entity activity, net	102.5	(4.8)	(295.3)	197.6	—	—
Net cash provided by (used in) financing activities	(467.8)	(4.8)	(45.7)	(272.9)	470.5	(320.7)
Cash and cash equivalents at beginning of period	1.7	0.1	150.5	72.8	—	225.1
Increase (decrease) in cash and cash equivalents	(1.2)	—	(75.6)	(9.9)	—	(86.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7.4)	(0.3)	—	(7.7)
Cash and cash equivalents at end of period	$0.5	$0.1	$67.5	$62.6	$—	$130.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies, the industry in which Signet operates, the use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: market conditions, or other factors that relate to us, including our ability to implement Signet's transformation initiative; the effect of US federal tax reform and adjustments relating to such impact on the completion of our quarterly and year-end financial statements; changes in interpretation or assumptions, and/or updated regulatory guidance regarding the US federal tax reform; our ability to achieve the benefits related to the outsourcing of the credit portfolio sale due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the outsourcing agreement requiring transition to alternative arrangements through other providers or alternative payment options; deterioration in the performance of individual businesses or of the company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, including tax consequences related thereto, especially in view of the company’s recent market valuation; our ability to successfully integrate Zale Corporation and R2Net’s operations and to realize synergies from the Zale and R2Net transactions; general economic conditions; potential regulatory changes, global economic conditions or other developments related to the United Kingdom’s announced intention to negotiate a formal exit from the European Union; a decline in consumer spending or deterioration in consumer financial position; the merchandising, pricing and inventory policies followed by Signet; Signet’s relationships with suppliers and ability to obtain merchandise that customers wish to purchase; the failure to adequately address the List 4 tariff impact and or imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the reputation of Signet and its banners; the level of competition and promotional activity in the jewelry sector; the cost and availability of diamonds, gold and other precious metals; changes in the supply and consumer acceptance of gem quality lab created diamonds; regulations relating to customer credit; seasonality of Signet’s business; the success of recent changes in Signet’s executive management team; the performance of and ability to recruit, train, motivate and retain qualified sales associates; the impact of weather-related incidents on Signet’s business, financial market risks; exchange rate fluctuations; changes in Signet’s credit rating; changes in consumer attitudes regarding jewelry; management of social, ethical and environmental risks; the development and maintenance of Signet’s OmniChannel retailing; the ability to optimize Signet’s real estate footprint; security breaches and other disruptions to Signet’s information technology infrastructure and databases, inadequacy in and disruptions to internal controls and systems; changes in assumptions used in making accounting estimates relating to items such as credit outsourcing fees, extended service plans and pensions; risks related to Signet being a Bermuda corporation; the impact of the acquisition of Zale Corporation on relationships, including with employees, suppliers, customers and competitors; Signet’s ability to protect its intellectual property; changes in taxation benefits, rules or practices in the US and jurisdictions in which Signet’s subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce; and an adverse development in legal or regulatory proceedings or tax matters, any new regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” and “Forward-Looking Statements” sections of Signet’s Fiscal 2019 Annual Report on Form 10-K filed with the SEC on April 3, 2019 and quarterly reports on Form 10-Q and the “Safe Harbor Statements” in current reports on Form 8-K filed with the SEC. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
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

The Company, with 3,274 stores and kiosks as of November 2, 2019, manages its business by geography, a description of which follows:

•	The North America segment operated 2,689 locations in the US and 124 locations in Canada as of November 2, 2019.

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

•
The International segment operated 461 stores in the United Kingdom, Republic of Ireland and Channel Islands as of November 2, 2019. The segment primarily operates in shopping malls and off-mall locations under the H.Samuel and Ernest Jones banners.

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
1. Net debt
Net debt is the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Cash and cash equivalents	$188.6	$195.4	$130.7
Less: Loans and overdrafts	5.0	78.8	322.6
Less: Long-term debt	788.8	649.6	660.4
Net debt	$605.2	$533.0	$852.3
2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator frequently used by management in evaluating its overall liquidity and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary expenditures. In the second quarter of Fiscal 2019, net cash provided by operating activities included $445.5 million in proceeds received in connection with the sale of the Company’s non-prime receivable portfolio, as discussed in Note 11.

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net cash provided by operating activities	$(133.1)	$(139.1)	$113.5	$313.5
Purchase of property, plant and equipment	(43.1)	(37.3)	(95.3)	(93.4)
Free cash flow	$(176.2)	$(176.4)	$18.2	$220.1

3.	Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA
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

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income (loss)	$(35.5)	$(29.9)	$(81.6)	$(549.5)
Income tax benefit	(6.0)	(29.2)	(3.7)	(159.1)
Other non-operating income	(7.0)	(0.3)	(7.5)	(1.4)
Interest expense, net	8.6	10.6	27.9	28.9
Depreciation and amortization	43.7	44.7	129.5	138.4
Amortization of unfavorable leases and contracts	(1.4)	(1.8)	(4.1)	(5.9)
EBITDA	$2.4	$(5.9)	$60.5	$(548.6)
Credit transaction, net	—	0.4	—	167.4
Restructuring charges - cost of sales	1.4	—	5.8	63.2
Restructuring charges	9.2	9.5	59.4	35.6
Goodwill and intangible impairments	—	—	47.7	448.7
Adjusted EBITDA	$13.0	$4.0	$173.4	$166.3

4.	Non-GAAP operating income (loss)
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

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Operating income (loss)	$(39.9)	$(48.8)	$(64.9)	$(681.1)
Credit transaction, net	—	0.4	—	167.4
Restructuring charges - cost of sales	1.4	—	5.8	63.2
Restructuring charges	9.2	9.5	59.4	35.6
Goodwill and intangible impairments	—	—	47.7	448.7
Non-GAAP operating income (loss)	$(29.3)	$(38.9)	$48.0	$33.8

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
Third Quarter Summary

•	Same store sales: Up 2.1%.

•	Total sales: $1.19 billion, decreased 0.3%.

•	Operating income (loss): $(39.9) million compared to $(48.8) million.

•	Non-GAAP(1) operating income (loss): $(29.3) million compared to $(38.9) million.

•	Diluted loss per share: $(0.84) compared to $(0.74) in prior year.
Year to Date Summary

•	Same store sales: Down 0.4%.

•	Total sales: $3.98 billion, decreased 2.7%.

•	Operating income (loss): $(64.9) million compared to $(681.1) million.

•	Non-GAAP(1) operating income: $48.0 million compared to $33.8 million.

•	Diluted loss per share: $(2.05) in Fiscal 2020 compared to $(10.31) in the prior year.

(1)	Non-GAAP measure. See “Non-GAAP Measures” above for further information and reconciliations to the most comparable GAAP measures.

	Third Quarter				Year to Date
	Fiscal 2020		Fiscal 2019		Fiscal 2020		Fiscal 2019
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,187.7	100.0%	$1,191.7	100.0%	$3,983.8	100.0%	$4,092.4	100.0%
Cost of sales	(818.6)	(68.9)	(820.5)	(68.9)	(2,652.2)	(66.6)	(2,746.2)	(67.1)
Restructuring charges - cost of sales	(1.4)	(0.1)	—	—	(5.8)	(0.1)	(63.2)	(1.5)
Gross margin	367.7	31.0	371.2	31.1	1,325.8	33.3	1,283.0	31.4
Selling, general and administrative expenses	(398.4)	(33.5)	(410.3)	(34.4)	(1,285.0)	(32.3)	(1,337.9)	(32.7)
Credit transaction, net	—	—	(0.4)	—	—	—	(167.4)	(4.1)
Restructuring charges	(9.2)	(0.8)	(9.5)	(0.8)	(59.4)	(1.5)	(35.6)	(0.9)
Goodwill and intangible impairments	—	—	—	—	(47.7)	(1.2)	(448.7)	(10.9)
Other operating income, net	—	—	0.2	—	1.4	—	25.5	0.6
Operating income (loss)	(39.9)	(3.4)	(48.8)	(4.1)	(64.9)	(1.6)	(681.1)	(16.6)
Interest expense, net	(8.6)	(0.7)	(10.6)	(0.9)	(27.9)	(0.7)	(28.9)	(0.7)
Other non-operating income	7.0	0.6	0.3	—	7.5	0.2	1.4	—
Income (loss) before income taxes	(41.5)	(3.5)	(59.1)	(5.0)	(85.3)	(2.1)	(708.6)	(17.3)
Income tax benefit	6.0	0.5	29.2	2.5	3.7	0.1	159.1	3.9
Net income (loss)	$(35.5)	(3.0)%	$(29.9)	(2.5)%	$(81.6)	(2.0)%	$(549.5)	(13.4)%
Dividends on redeemable convertible preferred shares	(8.2)	nm	(8.2)	nm	(24.6)	nm	(24.6)	nm
Net income (loss) attributable to common shareholders	$(43.7)	(3.7)%	$(38.1)	(3.2)%	$(106.2)	(2.7)%	$(574.1)	(14.0)%

nm	Not meaningful.

Third quarter sales
Signet's total sales decreased 0.3% to $1.19 billion in the 13 weeks ended November 2, 2019 compared to the prior year quarter. Total sales at constant exchange rates increased 0.2%. Signet’s same store sales increased 2.1%, compared to an increase of 1.6% in the prior year quarter.
eCommerce sales in the third quarter were $139.3 million, up $14.3 million or 11.4%, compared to $125.0 million in the prior year quarter. eCommerce sales accounted for 11.7% of third quarter sales, up from 10.5% of total sales in the prior year third quarter. Brick and mortar same store sales increased 0.9% from prior year third quarter.
The breakdown of the sales performance is set out in the table below:

	Change from previous year
Third quarter of Fiscal 2020	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	3.8%	(0.3)%	3.5%	na	3.5%	$466.7
Zales	2.8%	(3.9)%	(1.1)%	na	(1.1)%	$220.3
Jared	(2.9)%	(1.3)%	(4.2)%	na	(4.2)%	$211.3
Piercing Pagoda	12.4%	(1.2)%	11.2%	na	11.2%	$68.3
James Allen	15.8%	—%	15.8%	na	15.8%	$60.8
Peoples	(4.2)%	(1.2)%	(5.4)%	(1.4)%	(6.8)%	$37.1
Regional banners	(16.4)%	(45.3)%	(61.7)%	—%	(61.7)%	$6.2
North America segment	2.9%	(2.2)%	0.7%	(0.1)%	0.6%	$1,070.7
H.Samuel	(3.0)%	(2.6)%	(5.6)%	(4.2)%	(9.8)%	$51.8
Ernest Jones	(7.2)%	(3.7)%	(10.9)%	(3.8)%	(14.7)%	$54.6
International segment	(5.2)%	(3.2)%	(8.4)%	(4.0)%	(12.4)%	$106.4
Other(1)	na	73.8%	73.8%	—%	73.8%	$10.6
Signet	2.1%	(1.9)%	0.2%	(0.5)%	(0.3)%	$1,187.7

(1)	Includes sales from Signet’s diamond sourcing initiative.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Third Quarter	Fiscal 2020		Fiscal 2019		Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Kay		$572		$577	(0.9)%	8.3%	3.7%	(5.6)%
Zales		$586		$579	1.2%	7.1%	4.0%	(2.9)%
Jared		$834		$807	3.3%	8.3%	(5.6)%	(6.4)%
Piercing Pagoda		$70		$66	6.1%	10.0%	5.7%	5.9%
James Allen		$4,114		$3,854	6.7%	(14.1)%	8.4%	32.4%
Peoples(3)	C$	492	C$	493	(0.2)%	4.6%	1.2%	(5.0)%
Regional banners		$583		$317	83.8%	3.7%	(54.6)%	(16.4)%
North America segment		$414		$412	0.5%	4.5%	2.8%	(1.1)%
International segment(4)		£144		£146	(1.4)%	—%	(4.3)%	(2.7)%

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

North America sales
The North America segment’s total sales were $1.07 billion compared to $1.06 billion in the prior year, up 0.6%. Same store sales increased 2.9% compared to an increase of 2.1% in the prior year. North America’s ATV increased 0.5%, while the number of transactions increased 2.8%.
eCommerce sales increased 13.0%, while brick and mortar same store sales increased 1.6%. James Allen sales grew 15.8% and North America eCommerce sales excluding James Allen grew 10.6%, with Kay and Jared successfully transitioning to the Hybris eCommerce platform during the third quarter of fiscal 2020.
Bridal and fashion category sales grew on a same store sales basis. Bridal performance was led by growth in Enchanted Disney®, Vera Wang®, Neil Lane® and Leo®, partially offset by declines in Ever Us® and Tolkowsky®. Fashion growth was driven by on trend collections including gold fashion jewelry, the Love+Be Loved collection, diamond fashion initiatives and Disney. The watches and other categories declined on a same store sales basis with the other category performance primarily driven by declines in Pandora®.
International sales
The International segment’s total sales decreased 12.4% to $106.4 million compared to $121.3 million in the prior year and decreased 8.4% at constant exchange rates. Same store sales decreased 5.2% compared to a decrease of 3.1% in the prior year. Sales declined across categories and continued to reflect a difficult operating environment in the UK. In the International segment, the ATV decreased 1.4% year over year, while the number of transactions decreased 4.3%.
Year to date sales
Signet’s total sales decreased 2.7% to $3.98 billion compared to $4.09 billion in the prior year. Total sales at constant exchange rates decreased 2.1%. Signet’s same store sales decreased 0.4%, compared to an increase of 1.0% in the prior year.
eCommerce sales year to date were $450.5 million, up $28.7 million or 6.8%, compared to $421.8 million in the prior year. eCommerce sales accounted for 11.3% of year to date sales, up from 10.3% of total sales in the prior year. Brick and mortar same store sales declined 1.3% from prior third quarter.
The breakdown of the sales performance is set out in the table below:

	Change from previous year
Year to date Fiscal 2020	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	(0.4)%	(0.2)%	(0.6)%	na	(0.6)%	$1,570.4
Zales	0.9%	(3.2)%	(2.3)%	na	(2.3)%	$781.2
Jared	(2.8)%	(2.2)%	(5.0)%	na	(5.0)%	$720.9
Piercing Pagoda	12.5%	(1.8)%	10.7%	na	10.7%	$225.1
James Allen	3.9%	—%	3.9%	na	3.9%	$166.4
Peoples	(3.3)%	(1.7)%	(5.0)%	(2.4)%	(7.4)%	$124.3
Regional banners	(12.2)%	(49.5)%	(61.7)%	(0.1)%	(61.8)%	$23.7
North America segment	0.2%	(2.5)%	(2.3)%	—%	(2.3)%	$3,612.0
H.Samuel	(5.2)%	(2.4)%	(7.6)%	(4.8)%	(12.4)%	$158.6
Ernest Jones	(6.4)%	(2.4)%	(8.8)%	(4.8)%	(13.6)%	$173.2
International segment	(5.8)%	(2.4)%	(8.2)%	(4.8)%	(13.0)%	$331.8
Other(1)	na	230.6%	230.6%	—%	230.6%	$40.0
Signet	(0.4)%	(1.7)%	(2.1)%	(0.6)%	(2.7)%	$3,983.8

(1)	Includes sales from Signet’s diamond sourcing initiative.

Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Year to date	Fiscal 2020		Fiscal 2019		Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Kay		$542		$528	2.7%	8.9%	(2.7)%	(8.1)%
Zales		$526		$514	2.3%	3.4%	(0.3)%	4.3%
Jared		$745		$697	6.9%	8.8%	(8.7)%	(9.4)%
Piercing Pagoda		$71		$67	6.0%	8.2%	5.1%	2.2%
James Allen		$3,877		$3,765	3.0%	(10.0)%	1.0%	36.1%
Peoples(3)	C$	458	C$	464	(1.3)%	0.9%	(0.3)%	0.6%
Regional banners		$549		$438	25.3%	7.3%	(30.2)%	(15.5)%
North America segment		$396		$393	0.8%	5.4%	(0.3)%	(2.5)%
International segment(4)		£146		£147	(0.7)%	2.8%	(5.5)%	(6.4)%

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
North America sales
The North America segment’s total sales were $3.61 billion compared to $3.70 billion in the prior year, down 2.3%. Same store sales increased 0.2% compared to an increase of 1.5% in the prior year. North America’s ATV increased 0.8%, while the number of transactions decreased slightly.
eCommerce sales increased 8.0%, while brick and mortar same store sales decreased 0.8%. Excluding James Allen, eCommerce sales increased 11.1%.
Fashion category sales increased on a same store sales basis led by on trend collections including gold fashion jewelry, the Love+Be Loved collection, and Disney®. The bridal, watches and other categories declined on a same store sales basis. Enchanted Disney®, Neil Lane® and Leo® performed well within bridal while Ever Us® and Tolkowsky® declined. The other category performance primarily reflects declines in Pandora®.
International sales
The International segment’s total sales decreased 13.0% to $331.8 million compared to $381.5 million in the prior year and decreased 8.2% at constant exchange rates. Same store sales decreased 5.8% compared to a decrease of 4.1% in the prior year. Sales declined across categories and continued to reflect a difficult operating environment in the UK. In the International segment, the ATV decreased 0.7% over year, while the number of transactions decreased 5.5%.
Cost of sales and gross margin
In the third quarter, gross margin was $367.7 million or 31.0% of sales compared to $371.2 million or 31.1% of sales in the prior year comparable period. The current year quarter included charges of $1.4 million related to inventory that the Company discontinued as part of its transformation plan. No such charges were included in the prior comparable quarter. Factors impacting gross margin rate during the third quarter included: 1) net transformation cost savings; 2) higher credit revenue share payments; and 3) lower merchandise margin, including an increase in clearance sales as part of the Company’s strategy to accelerate inventory reductions.
For the 39 weeks ended November 2, 2019, gross margin was $1,325.8 million or 33.3% of sales compared to $1,283.0 million or 31.4% of sales in the prior year comparable period. Factors impacting gross margin rate for the year to date period included: 1) a favorable impact of 125 bps related to credit outsourcing; 2) an unfavorable impact of 50 bps related to higher diamond sales to third parties from our Botswana operations; and 3) transformation plan cost savings. In addition, gross margin in the current year was favorably impacted by a reduction in inventory charges related to the transformation plan compared to the prior year. The current year included $5.8 million in charges related to discontinued inventory under the plan, compared to charges of $63.2 million related to this inventory in the prior year comparable period.

Selling, general and administrative expenses (“SG&A”)
In the third quarter, SG&A was $398.4 million or 33.5% of sales compared to $410.3 million or 34.4% of sales in prior year quarter. SG&A decreased primarily due to lower store staff costs inclusive of closed stores and transformation cost savings, partially offset by increases in advertising.
In the year to date period, SG&A was $1,285.0 million or 32.3% of sales compared to $1,337.9 million or 32.7% of sales in prior year comparable period. SG&A decreased year over year primarily due to lower store staff costs inclusive of closed stores and transformation cost savings, offset by higher advertising expense and increased credit costs related to the transition to an outsourced credit model.
Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share gaining, OmniChannel jewelry category leader. Restructuring charges of $9.2 million and $9.5 million were recognized in the 13 weeks ended November 2, 2019 and November 3, 2018, respectively, primarily related to store closure, severance costs, and professional fees for legal and consulting services related to the Plan.
Restructuring charges of $59.4 million and $35.6 million were recognized in the 39 weeks ended November 2, 2019 and November 3, 2018, respectively, primarily related to store closure, severance costs, and professional fees for legal and consulting services related to the Plan.
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
Additionally, during the 13 weeks ended August 3, 2019, an immaterial out-of-period adjustment of $47.7 million was recognized within goodwill and intangible impairments on the condensed consolidated statements of operations related to the calculation of goodwill impairments during Fiscal 2019. See Note 14 for additional information on the impairments.
Operating income (loss)
In the third quarter, operating income (loss) was $(39.9) million or (3.4)% of sales, compared to $(48.8) million or (4.1)% of sales in the prior year third quarter. The operating income change reflected: 1) net transformation cost savings; 2) lower year over year net impact of credit; 3) higher levels of clearance sales; and 4) an increase in advertising.
Signet’s operating income (loss) by segment is as follows:

	Third Quarter
	Fiscal 2020		Fiscal 2019
(in millions)	$	% of segment sales	$	% of segment sales
North America segment(1)	$(5.2)	(0.5)%	$(19.5)	(1.8)%
International segment	(5.1)	(4.8)%	(4.4)	(3.6)%
Other(2)	(29.6)	nm	(24.9)	nm
Operating income (loss)	$(39.9)	(3.4)%	$(48.8)	(4.1)%

(1)	Fiscal 2020 includes $1.4 million related to inventory charges recorded in conjunction with the Company’s transformation plan. See Note 5 for additional information.

(2)
Fiscal 2020 includes $9.2 million related to charges recorded in conjunction with the Company’s transformation plan, including inventory charges. See Note 5 for additional information. Fiscal 2019 includes: 1) $9.5 million related to charges recorded in conjunction with the Company’s transformation plan, including inventory charges; and 2) $0.4 million related to transaction costs associated with the sale of the non-prime in-house accounts receivable. See Notes 5 and 11, respectively, for additional information.

nm	Not meaningful.
In the year to date period, operating income (loss) was $(64.9) million or (1.6)% of sales compared to $(681.1) million or (16.6)% of sales in the prior year. The operating income change reflected: 1) a prior year goodwill and intangible impairment charge of $448.7 million; 2) a prior year loss of $167.4 million related to non-prime receivables classified as held for sale; 3) a current year goodwill impairment charge of $47.7 million; and 4) a $33.6 million year over year decrease in restructuring charges related to the transformation plan. Operating income in the current year was also favorably impacted by transformation cost savings, lower store staffing costs and lower year over year net impact of credit outsourcing, offset by an increase in advertising.

Signet’s operating income (loss) by segment is as follows:

	Year to date
	Fiscal 2020		Fiscal 2019
(in millions)	$	% of segment sales	$	% of segment sales
North America segment(1)	$67.1	1.9%	$(561.0)	(15.2)%
International segment(2)	(14.1)	(4.2)%	(18.1)	(4.7)%
Other(3)	(117.9)	nm	(102.0)	nm
Operating income (loss)	$(64.9)	(1.6)%	$(681.1)	(16.6)%

(1)
Fiscal 2020 includes: 1) a $47.7 million out-of-period goodwill adjustment; and 2) $2.6 million related to charges recorded in conjunction with the Company’s transformation plan. See Notes 14 and 5, respectively, for additional information. Fiscal 2019 includes: 1) $448.7 million related to the goodwill and intangible impairments recognized during the first quarter; 2) $160.4 million of charges related to the definitive agreements to sell all eligible non-prime in-house accounts receivable; and 3) $53.7 million related to charges recorded in conjunction with the Company’s transformation plan, including inventory charges. See Notes 14, 11 and 5, respectively, for additional information.

(2)	Fiscal 2019 includes $3.8 million related to inventory charges recorded in conjunction with the Company’s transformation plan activities. See Note 5 for additional information.

(3)
Fiscal 2020 includes $62.6 million related to charges recorded in conjunction with the Company’s transformation plan, including inventory charges. See Note 5 for additional information. Fiscal 2019 includes: 1) $41.3 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges; and 2) $7.0 million related to transaction costs associated with the sale of the non-prime in-house accounts receivable. See Notes 5 and 11, respectively, for additional information.

nm	Not meaningful.
Interest expense, net
In the third quarter, net interest expense was $8.6 million compared to $10.6 million in the prior year third quarter. This reduction resulted from lower average borrowings during the quarter compared to the prior year and the favorable impact of lower average interest rates due to the debt refinancing during the third quarter of the current year. See Note 17 for additional information.
In the year to date period, net interest expense was $27.9 million compared to $28.9 million in the prior year. This reduction was primarily due to lower average borrowings during the year and higher interest income on cash balances year over year.
Other non-operating income
In the third quarter of Fiscal 2020, other non-operating income was $7.0 million compared to $0.3 million in the prior third quarter. The increase reflects a $6.7 million net gain related to the completion of the Company’s debt refinancing, which consists of an $8.7 million net gain on the early extinguishment of senior notes, partially offset by a $2.0 million write-off of unamortized debt issuance costs related to the termination of the Company’s prior Credit Facility. See Note 17 for additional information.
Income taxes
In the third quarter of Fiscal 2020, the income tax benefit was $6.0 million, an effective tax rate (“ETR”) of 14.5%, compared to income tax benefit of $29.2 million, an ETR of 49.4% in the prior year comparable period. The current quarter ETR was primarily driven by pre-tax earnings mix by jurisdiction. The prior year tax benefit was primarily driven by: 1) restructuring charges related to the transformation plan; 2) a loss recognized in the U.S. associated with the write-down of the non-prime receivables; and 3) pre-tax earnings mix by jurisdiction.
In the year to date period of Fiscal 2020, the income tax benefit was $3.7 million, an ETR of 4.3%, compared to income tax benefit of $159.1 million, an ETR of 22.5% in the prior year comparable period. The ETR is driven by the anticipated annual mix of pre-tax income by jurisdiction and the unfavorable impact of non-tax deductible goodwill impairment recognized in the current year.

LIQUIDITY AND CAPITAL RESOURCES
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2020 and Fiscal 2019:

	39 weeks ended
(in millions)	November 2, 2019	November 3, 2018
Net cash provided by operating activities	$113.5	$313.5
Net cash used in investing activities	(99.9)	(79.5)
Net cash used in financing activities	(15.5)	(320.7)
Decrease in cash and cash equivalents	$(1.9)	$(86.7)

Cash and cash equivalents at beginning of period	$195.4	$225.1
Decrease in cash and cash equivalents	(1.9)	(86.7)
Effect of exchange rate changes on cash and cash equivalents	(4.9)	(7.7)
Cash and cash equivalents at end of period	$188.6	$130.7
Operating activities
Net cash provided by operating activities was $113.5 million compared to $313.5 million in the prior year comparable period.

•	Net loss was $81.6 million compared to net loss of $549.5 million in the prior year period, an increase of $467.9 million.

•
Non-cash goodwill and impairment charges were $47.7 million compared to $448.7 million in the prior year period, a decrease of $401.0 million. See Note 14 for additional information regarding the impairments recognized in each period.

•
Non-cash restructuring charges were $17.9 million compared to $80.2 million in the prior year period, a decrease of $62.3 million primarily due to the $63.2 million inventory charge recognized in the prior year.

•	Depreciation and amortization decreased $8.9 million to $129.5 million from $138.4 million in the prior year comparable period.

•
Cash provided by accounts receivable totaled $2.7 million compared to $55.1 million in the prior year comparable period. The decrease was primarily attributable to the outsourcing of the North America private label credit card program. See Note 11 for additional information regarding the outsourcing of this credit program and portfolio. Additionally, the prior year comparable period also included cash proceeds of $445.5 million from the sale of eligible non-prime in-house finance receivables as well as a non-cash loss of $160.4 million as a result of the credit transaction.

During the 39 weeks ended November 2, 2019, the payment plans participation rate was 51.5% compared to 52.5% in the prior year comparable period. These rates reflect activity for credit program customers in North America, including lease purchase customers. The decline in participation rate was driven primarily by a continued trend of lower credit applications. The Company completed its transition to an outsourced credit structure during the second quarter of Fiscal 2019.

	39 weeks ended
	November 2, 2019	November 3, 2018
Total North America sales (excluding James Allen)(1) (millions)	$3,445.6	$3,538.6
Credit and lease purchase sales (millions)	$1,773.5	$1,857.6
Credit and lease purchase sales as % of total North America sales(1)	51.5%	52.5%

(1)
Excludes James Allen sales totaling $166.4 million and $160.2 million during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively, as in-house credit was not available to James Allen customers during the period.

•
Cash used for inventory was $133.0 million compared to cash used of $456.6 million in the prior year comparable period. Total inventory as of November 2, 2019 was $2.52 billion compared to the prior year comparable quarter balance of $2.65 billion, reflecting the Company’s strategy to exit low-priced owned branded beads and the disposition of slow-moving inventory partially offset by increased investments in bridal and certain fashion collections. Cash used for inventory decreased by $323.6 million from prior year primarily due to inventory management initiatives and liquidation of discontinued brands and collections.

During the 39 weeks ended November 2, 2019, the Company continued the process to liquidate the inventory of discontinued brands and collections identified as part of the Plan. The proceeds received by the Company for the items liquidated to date approximated the net realizable value management estimated when recording the charge during the second quarter of Fiscal 2019. As of November 2, 2019, inventory representing $30.9 million of the restructuring charge recorded during the second quarter of Fiscal 2019 remains on hand.

•
Cash provided by accounts payable was $183.7 million compared to $106.5 million in the prior year comparable period primarily driven by timing of payments made in connection with inventory purchases in advance of the Holiday Season.

•
Cash used for accrued expenses and other liabilities was $30.5 million compared to $7.3 million in the prior year comparable period primarily driven by the timing of payments associated with payroll-related items including incentive compensation and advertising.

•
Cash used for income taxes was $7.6 million compared to cash provided from income taxes of $2.0 million in the prior year comparable period primarily attributable to higher state and foreign payments in the current year.

Forward-Flow Receivables Outsourcing Agreement with Investors

As discussed in Note 11, in conjunction with the sale of the majority of Signet’s non-prime in-house accounts receivable to CarVal and Castlelake (collectively, the “Investors”), beginning in June 2018, the Investors began purchasing the majority of forward flow receivables of Signet’s non-prime credit from Signet for a five-year term. As previously disclosed in our Form 8-K on March 12, 2018, the Investors will have a right to terminate the purchase of the forward flow receivables if the realized yield falls below an agreed upon threshold measured at certain contractual measurement dates. While the back book receivables continue to perform at or above the expected levels, and while Signet believes the forward flow receivables have a lifetime projected cumulative net yield that is in-line with the market rate expectations set forth in the agreement, Signet expects that on December 31, 2019, the next contractual measurement date, the realized yield for the forward flow receivables will temporarily be below the agreed upon threshold, which will technically give the Investors the right to terminate. Although there is no assurance that the Investors will not terminate the forward flow agreement on a go forward basis based on the short term realized yield at the December 31, 2019 measurement, the Investors have informed Signet that, subject to their reservation of rights, they do not intend to terminate the agreement on December 31, 2019. Signet further believes that the Investors are receiving an attractive return on their investment such that a termination by one or both of the Investors is unlikely.

This termination right will continue until at least June 30, 2020, the next subsequent contractual measurement date. The cumulative net yield is expected to rise throughout the spring and may exceed the agreed upon threshold by this date. This shortfall to the agreed upon cumulative net yield threshold, which is expected to be temporary, is primarily caused by vintages that were originated near the inception of the program experiencing higher than anticipated charge off rates and lower than anticipated collection rates. The underlying issues driving those suboptimal charge off and collection rates were addressed and the non-prime MDR was increased in the second half of fiscal 2020. Subsequent vintages, including all vintages sold in this fiscal year, are expected to perform above the agreed upon threshold.

This termination right has no impact on the sale of the non-prime in-house accounts receivable completed in June 2018 and only applies to future forward flow receivables on a go-forward basis, which represent approximately 7% of Signet’s annual revenue. If one but not both Investors terminate, the non-terminating Investor has the option to begin purchasing 100% of the forward flow receivables or some other percentage as negotiated between Signet and the non-terminating Investor. Even if the Investors were to terminate the forward flow agreement, Signet believes such termination will not have a material adverse impact on its financial condition or results of operations because other potential providers can supply a similar third-party credit program and alternative payment options such as leasing are also available.
Investing activities
Net cash used in investing activities in the 39 weeks ended November 2, 2019 was $99.9 million compared to $79.5 million. Cash used in each period was primarily for capital additions associated with new store and remodels of existing stores, as well as capital investments in IT.

Stores opened and closed in the 39 weeks ended November 2, 2019:

Store count by banner	February 2, 2019	Openings	Closures	November 2, 2019
Kay	1,214	16	(36)	1,194
Zales	658	5	(9)	654
Peoples	123	—	(5)	118
Jared	256	1	(7)	250
Piercing Pagoda	574	4	(8)	570
Regional banners	32	—	(5)	27
North America segment(1)	2,857	26	(70)	2,813
H.Samuel	288	—	(11)	277
Ernest Jones	189	—	(5)	184
International segment(1)	477	—	(16)	461
Signet	3,334	26	(86)	3,274

(1)	The net change in selling square footage for Fiscal 2020 year to date for the North America and International segments was (1.3%) and (2.4%), respectively.
Planned store count changes for Fiscal 2020:
During Fiscal 2020, Signet expects to close approximately 150 stores and open 35 stores, inclusive of store repositionings. The overall net reduction for the year is primarily driven by the Company’s initiatives under the transformation plan, and is focused on reducing the Company’s mall-based exposure and exiting regional brands.
Financing activities
Net cash used in financing activities in the 39 weeks ended November 2, 2019 was $15.5 million, comprised primarily of $81.4 million for dividend payments on common and preferred shares, partially offset by net borrowings of $72.2 million. See further information on debt movements below.
Net cash used in financing activities in the 39 weeks ended November 3, 2018 was $320.7 million, comprised primarily of $485.0 million for the repurchase of common shares, $83.2 million for dividend payments on common and preferred shares, and $32.4 million for the repayments of bank overdrafts and the term loan. Offsetting the cash used for the share repurchases and dividend payments was $282.0 million of net proceeds drawn on the revolving credit facility.
Movement in cash and indebtedness
Cash and cash equivalents at November 2, 2019 were $188.6 million compared to $130.7 million as of November 3, 2018. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
During the third quarter of Fiscal 2020, the Company completed a debt refinancing which included the termination of the Company’s previous Credit Facility and the settlement of a portion of its Senior Notes, as well as entering into a new five-year asset based lending facility, which consisted of a $1.5 billion ABL Revolving Credit Facility and $100.0 million FILO Term Loan Facility (collectively, the “ABL Facility”). Refer to Note 17 for further information regarding the debt refinancing activities.
At November 2, 2019, Signet had $795.5 million of outstanding debt, comprised of $147.5 million of senior unsecured notes, $543.0 million on the ABL Revolving Facility, $100.0 million on the FILO Term Loan Facility, and $5.0 million of bank overdrafts. During the 39 weeks ended November 2, 2019, the Company repaid $294.9 million and terminated the term loan under the prior Credit Facility, paid $240.9 million (including fees) to settle a portion of the Senior Notes, and reduced bank overdrafts by $35.0 million. Additionally, the Company borrowed $100.0 million on the FILO Term Loan Facility and had net borrowings of $543.0 million on the ABL Revolving Facility.
At November 3, 2018, Signet had $989.0 million of outstanding debt, comprised of $399.0 million of Senior Notes, $303.9 million on a term loan facility, $282.0 million on the revolving credit facility and $4.1 million of bank overdrafts. During the 39 weeks ended November 3, 2018, $22.3 million in principal payments were made on the term loan.
The Company had stand-by letters of credit outstanding of $15.5 million as of November 2, 2019 that reduces borrowing capacity under the ABL Revolving Facility. Available borrowings under the ABL Revolving Facility were $871.2 million as of November 2, 2019.

Net debt was $605.2 million as of November 2, 2019 compared to $852.3 million as of November 3, 2018. Refer to the non-GAAP measures discussed above.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of November 2, 2019 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 2, 2019 filed with the SEC on April 3, 2019.
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
Signet’s market risk profile as of November 2, 2019 has not materially changed since February 2, 2019. The market risk profile as of February 2, 2019 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on April 3, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 2, 2019.
Changes in Internal Control over Financial Reporting
During the first quarter of Fiscal 2020, the Company adopted Accounting Standard Update 2016-02, “Leases (Topic 842).” The Company has designed and implemented new internal controls related to the recognition, measurement and disclosure of the Company's leases under Topic 842. There were no other changes in the Company’s internal control over financial reporting during the third quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
New tariffs, if imposed on goods that we import, could have a material adverse effect on our results of operations.
In March 2018, the United States Government announced tariffs on certain steel and aluminum products imported into the United States, which resulted in reciprocal tariffs from the European Union on goods imported from the United States. In September 2018, the United States Government placed additional tariffs of approximately $200 billion on goods imported from China. These tariffs, which took effect on September 25, 2018, were initially set at a level of 10% until the end of 2018, at which point the tariffs rose to 25%. On September 1, 2019, the United States Government placed additional tariffs of approximately $300 billion on goods imported from China. Depending on the type of import, a new 15% tariff became effective on September 1, 2019, and additional duties may become effective on December 15, 2019. The 15% tariff which became effective on September 1, 2019 applies to jewelry that we import from China. China has already imposed tariffs on a wide range of American products in retaliation, and additional tariffs could be imposed by China in further retaliation. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well. The escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While we do not believe that the recently enacted tariffs will materially impact our business, the imposition of additional or increased tariffs on jewelry or other items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the third quarter of Fiscal 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
August 4, 2019 to August 31, 2019	397	$17.85	—	$165,586,651
September 1, 2019 to September 28, 2019	1,078	$22.61	—	$165,586,651
September 29, 2019 to November 2, 2019	473	$18.20	—	$165,586,651
Total	1,948	$20.57	—	$165,586,651

(1)
Includes 1,948 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
In June 2017, the Board of Directors authorized the repurchase of up to $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

4.1
Fourth Supplemental Indenture, dated as of September 25, 2019, among Signet UK Finance plc, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 27, 2019).

10.1
Credit Agreement, dated as of September 27, 2019, among Signet Jewelers Limited, as holdings; Signet Group Limited, as the lead administrative borrower, a lead borrower and a borrower, Signet Group Treasury Services Inc., Sterling Jewelers Inc., Signet Trading Limited and Zale Canada Co., each as a lead borrower and a borrower; the other borrowers from time to time party thereto; Bank of America, N.A., as administrative agent and collateral agent; BofA Securities Inc., Fifth Third Bank, JPMorgan Chase Bank, N.A. and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, Fifth Third Bank, JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as cosyndication agents; and the co-documentation agents, other lenders and issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2019).

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

Signet Jewelers Limited

Date:	December 5, 2019	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)