Form 10-K
period 2020-02-01
SIGNET JEWELERS LTD
filed 2020-03-26
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2020

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of August 3, 2019 was $893,811,751.
Number of common shares outstanding on March 20, 2020: 52,346,157
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant will incorporate by reference information required in response to Part III, Items 10-14, from its definitive proxy statement for its annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after February 1, 2020.

SIGNET JEWELERS LIMITED
FISCAL 2020 ANNUAL REPORT ON FORM 10-K

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
Throughout this Annual Report on Form 10-K, financial data has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). However, Signet provides certain additional non-GAAP measures in order to provide increased insight into the underlying or relative performance of the business. An explanation of each non-GAAP measure used can be found in Item 6.
Fiscal year, fourth quarter and Holiday Season
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2021,” “Fiscal 2020,” “Fiscal 2019,” “Fiscal 2018,” “Fiscal 2017” and “Fiscal 2016” refer to the 52 week periods ending January 30, 2021, February 1, 2020 and February 2, 2019, the 53 week period ending February 3, 2018, and the 52 week periods ending January 28, 2017 and January 30, 2016, respectively. Fourth quarter references the 13 weeks ended February 1, 2020 (“fourth quarter”) and February 2, 2019 (“prior year fourth quarter”).
As used herein, the “Holiday Season” consists of results for the months of November and December.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: the impact of a public health crisis or disease outbreak, epidemic or pandemic, such as the recent novel coronavirus on Signet’s business; general economic or market conditions, financial market risks, or other factors that relate to us, including our ability to optimize Signet's transformation initiative; a decline in consumer spending or deterioration in consumer financial position; changes to regulations relating to customer credit, disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio sale due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the non-prime outsourcing agreement requiring transition to alternative arrangements through other providers or alternative payment options; deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; changes in our credit rating; potential regulatory changes, global economic conditions or other developments related to the United Kingdom’s exit from the European Union; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals; stakeholder reactions to disclosure regarding the source and use of certain minerals; seasonality of Signet’s business; the merchandising, pricing and inventory policies followed by Signet and failure to manage inventory levels; Signet’s relationships with suppliers and ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; the development and maintenance of Signet’s OmniChannel retailing and ability to increase digital sales; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize Signet’s real estate footprint; the ability to satisfy the accounting requirements for “hedge accounting,” or the default or insolvency of a counterparty to a hedging contract; the performance of and ability to recruit, train, motivate and retain qualified sales associates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to a new financial reporting information technology system; security breaches and other disruptions to Signet’s information technology infrastructure and databases; and an adverse development in legal or regulatory proceedings or tax matters, any new regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in taxation laws, rules or practices in the US and jurisdictions in which Signet’s subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce; risks related to international laws and Signet being a Bermuda corporation; difficulty or delay in executing or integrating an acquisition, business combination, major business or strategic initiative; risks relating to the outcome of pending litigation, including risks related to satisfaction of the conditions precedent for our pending securities class action settlement and timing and precise amount of the liability funding and related insurance reimbursement; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions; the success of recent changes in Signet’s executive management team; or the impact of weather-related incidents, natural disasters or terrorism and acts of war on Signet’s business.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward-looking statement, see Item 1A, Risk Factors, and elsewhere in this Annual Report on Form 10-K. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I
ITEM 1. BUSINESS
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. The Company operated 3,208 stores and kiosks as of February 1, 2020, and manages its business by geography, a description of which follows:

•	The North America segment operated 2,639 locations in the US and 118 locations in Canada as of February 1, 2020.

◦
In the US, the segment primarily operated in malls and off-mall locations under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); a variety of mall-based regional banners; and JamesAllen.com. Additionally, in the US, the segment operated mall-based kiosks under the Piercing Pagoda banner.

◦	In Canada, the segment primarily operated under the Peoples banner (Peoples Jewellers), as well as the Mappins Jewellers regional banner.

•
The International segment operated 451 stores in the UK, Republic of Ireland and Channel Islands as of February 1, 2020. The segment primarily operates in shopping malls and off-mall locations under the H.Samuel and Ernest Jones banners.

Certain company activities (e.g. diamond sourcing) are managed as a separate operating segment and are aggregated with unallocated corporate administrative functions in the segment “Other” for financial reporting purposes. Signet’s diamond sourcing function includes a diamond polishing factory in Botswana. See Note 6 of Item 8 for additional information regarding the Company’s reportable segments.
MISSION & STRATEGY
Signet’s mission is to help customers “Celebrate Life and Express Love.” The Company’s vision is to lead the industry and be the world’s premier jeweler by providing customers with superior shopping and ownership experiences, connecting with them seamlessly across channels, earning their trust, and providing superior expertise, value, products, and services to meet their lifetime jewelry needs and desires.
Signet continues to be the market share leader in North America in a large, growing and fragmented category, with the opportunity for additional growth as the Company leverages its strengths and competitive advantages. Signet believes that to realize this opportunity, it must transform its business from that of a legacy mall retailer to a modern OmniChannel category leader.
Impact of COVID-19 on Signet’s mission and strategy
The Company's mission and strategy discussed herein does not take into account the developing impacts of the novel coronavirus (“COVID-19”) pandemic. Beginning in late February 2020, this outbreak has had multiple impacts to the Company’s business, including, but not limited to, the temporary closure of all stores and other physical locations in North America and in the UK, and temporary disruption of the Company’s global supply chain. These impacts are expected to result in lower sales, lower liquidity and higher leverage than previously anticipated when establishing the Company’s plans for the Path to Brilliance. As the Company continues to assess the full impact of COVID-19 on its business, it may ultimately decide to modify, delay or otherwise defer certain actions under the Path to Brilliance plan. Refer to Item 1A, Risk Factors, for further potential impacts and risks associated with COVID-19.
Signet Path to Brilliance
In Fiscal 2019, Signet launched a three-year comprehensive transformation plan, “Signet’s Path to Brilliance,” to reposition the Company to be the OmniChannel jewelry category leader. The goal of the transformation plan is to drive growth by delivering inspiring products and ideal online and in-store shopping experiences to customers. Funding for the improvements needed in systems, capabilities, product, stores and growth opportunities is expected to come from cost savings - driving out costs customers don’t see or care about, in order to invest in what they do. Signet believes this plan will enable the Company to deliver long-term sustainable, profitable sales growth and create value for shareholders.
To achieve its Path to Brilliance goals, the Company must relentlessly focus on the following three strategic pillars which define key priorities and investment focus areas:

•
Customer First: A resolute focus on customer in all aspects of the business, including product assortment, targeted and personalized marketing, promotions and communications, through consumer‐inspired innovation and advanced data analytics.

•
OmniChannel: Become a leading OmniChannel retailer creating a seamless shopping experience by enhancing digital and in-store capabilities, towards the vision of a seamless experience across all points of customer engagement.

•	Culture of Efficiency & Agility: Unleash the capabilities of Signet’s diverse workplace to be agile, innovative, deliver operational excellence and efficiency with increased resource productivity.
The initial focus of Path to Brilliance was to stabilize the business and fix foundational issues. Signet has made significant progress to date in addressing these challenges by refreshing its leadership team, investing in OmniChannel and digital platforms, developing more modern marketing capabilities, and building a culture of agility, efficiency, and cost consciousness, among others. Signet believes that Path to Brilliance is the right strategy, and the learnings from the last two years have been incorporated into the Company’s future plans to improve both operational and financial performance.
With the stabilization and foundational work well underway and yielding benefits, Signet’s plan is to continue to build on the capabilities developed during Years 1 and 2, and invest in transformative innovation initiatives in order to accelerate value creation and solidify the Company’s position as the OmniChannel jewelry category leader.
Signet plans to build on the capabilities developed during Years 1 and 2, including continuing initiatives to differentiate its store banners, accelerate growth initiatives to enhance the customer OmniChannel experience, grow the Company’s portfolio of service offerings, and continue to aggressively address the Company’s cost structure and bolster the balance sheet. Signet has plans under each of its three strategic pillars to deliver sustainable same store sales growth, expand margins and improve cash generation over the long-term.
Key components of the transformation plan include:

•
Leading innovation and customer value. In early Fiscal 2019, Signet launched its innovation engine, with a goal of developing new solutions to customers’ jewelry needs to become an innovative disruptor in its category. In addition, Signet believes investments in data analytics and consumer insights including a system to track customer net promoter score, Signet’s “Voice of Customer” program, will allow it to better service customers. The Company has begun reinvigorating its merchandise and value proposition focusing on 1) inspiring flagship brands, 2) right value and 3) on-trend product. Signet will continue to build on Fiscal 2019 and Fiscal 2020 key learnings and implement new programs designed to delight customers during their four key journeys (bridal, gifting, self-purchasing and care & repair). Combined with customer-inspired banner repositioning work, this is expected to allow the Company to make further progress in tailoring new product, marketing and promotional strategies unique to each store banner. In addition, investments will also focus on creating an in-store environment that resonates with today’s customer, better integrating technology to create a compelling, seamless OmniChannel experience.

•
Enhancing Signet's eCommerce and OmniChannel capabilities. Signet will continue to invest in platforms and become the leading jewelry retailer across channels. Building a best in class mobile experience and driving digital innovation is an important component of the Path to Brilliance. In Fiscal 2020, Signet invested in a dynamic platform for Jared and Kay to drive increased digital traffic and improve conversion that was designed to enable better customer experience through faster speeds and high-quality imagery. In addition, the Company expects that investments in flexible fulfillment and new product delivery models, on-line jewelry customization tools, enhanced mobile experience, and continued greater personalization of content and product offering utilizing behavioral data management and machine learning will drive a better customer experience. This is also expected to enable and enhance digital marketing return on investments through greater visibility of a customer's multi-touch journey.

•
Optimizing real estate footprint. Following an evaluation of its real estate footprint, utilization, and cost structure, Signet intends to optimize its portfolio to drive greater store productivity. The Company is working toward a smaller, higher growth potential store base that delivers a fully connected OmniChannel experience. Signet’s objective is to ensure its store base is located optimally, providing sufficient returns to justify investment and most importantly providing a delightful customer experience. Efforts include development and implementation of innovative store concepts and formats to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at exiting under-performing stores, reducing the Company’s mall-based exposure and exiting regional brands. Store closing decisions are informed by strategic considerations and data analytics, including store performance, sales transference potential, mall grade and trend. Over the last three years, the store footprint was reduced by 13%, largely by exiting regional banners and closing less attractive locations. The Company expects the net store count will continue to decline in future years through a disciplined approach of reducing our presence in declining malls, while relocating certain stores in highly productive locations and selectively expanding the growing Piercing Pagoda concept. These initiatives are expected to provide Signet with a leaner, more diversified footprint and more compelling and connected store experiences that the Company believes will be better aligned to its strategic banner positionings.

•
Reducing non-customer facing costs. In line with Signet’s goal of creating a Culture of Agility and Efficiency, the Company implemented initiatives across its operations, including strategic sourcing, distribution and warehousing, and corporate and support functions to drive cost savings and operational efficiencies. These include procurement savings with respect to merchandise and indirect spend, consolidating facilities and payroll savings as a result of implementing simplified organization structures with wider spans of control and fewer layers of management. In Fiscal 2019 and Fiscal 2020, Signet realized $85 million and $100 million of net costs savings, respectively, for a cumulative two-year net cost savings of $185 million. As a result of the business disruption from COVID-19, the Company is currently unable to estimate additional future net cost savings under the Plan. The gross savings from these initiatives are being used to fund needed investments in technology, capabilities, store experience and high growth market opportunities.

•
Strengthening employee engagement and building capabilities. Signet’s team and organization are key to accomplishing the Company's transformation goals. Signet has hired and promoted several executives to fill key leadership roles, is investing in building e-commerce, analytics and innovation capabilities, and is focusing on reigniting employee engagement in store operations and throughout the entire organization through cultural initiatives, new communication platforms, leadership and skills training, and enhanced career development opportunities.

Competition and Signet competitive strengths
Jewelry retailing is highly fragmented and competitive. Signet competes against other specialty jewelers, as well as other retailers that sell jewelry, including department stores, mass merchandisers, discount stores, apparel and accessory fashion stores, brand retailers, online retail and auction sites, shopping clubs, home shopping television channels and direct home sellers. The jewelry category competes for customers’ share-of-wallet with other consumer sectors such as electronics, clothing and furniture, as well as travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving.
Signet believes its competitive strengths include strong store banner recognition, outstanding customer experience, branded differentiated and exclusive merchandise, sector-leading marketing and advertising, diversified real estate portfolio, supply chain leadership, and a full spectrum of services including financing and lease purchase options, extended service plans, repair and customer design, and piercing.
Capital strategy
The tenets of Signet’s capital strategy are to: 1) invest in its business to drive growth; 2) protect its business from economic downturns by ensuring adequate liquidity; and 3) return excess cash to shareholders. As a result of the business disruption created by COVID-19, including temporary broadscale store closures, the Company is aggressively reducing overall capital expenditures, prioritizing digital investments to enhance its new and modernized eCommerce platform and provide a frictionless shopping experience for customers. This will include flexible fulfillment which unlocks store level inventory and enables buy online pick up in store. Inventory management will continue to be a strategic focus for the Company. Transformational cost reductions include using data and analytics to drive marketing efficiencies, significantly reducing discretionary spend, implementing temporary reduced work hours and furloughs across store and support center teams, and lowering cash compensation for executives and the Company’s Board of Directors.
In addition, as a prudent measure to increase the Company’s financial flexibility and bolster its cash position, on March 19, 2020, the Company elected to access an additional $900 million on the ABL Revolving Facility. Refer to Management’s Discussion & Analysis within Item 7 for further information on the Company’s liquidity and capital resources.
BACKGROUND
Operating segments
The business is currently managed as three reportable segments: the North America segment, the International segment and the Other segment. The Other reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. All segments are managed by an executive committee, which is chaired by Signet’s Chief Executive Officer (“CEO”), who reports to the Board of Directors of Signet (the “Board”). The executive committee is responsible for operating decisions within parameters established by the CEO and Board. See Note 6 of Item 8 for additional information regarding the Company’s segments as well as disclosure detailing and reconciling the components of key segment operating metrics.
Trademarks and trade names
Signet is not dependent on any material patents or licenses in any of its segments. Signet has several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these registered trademarks and trade names include the following:

•
Kay Jewelers®; Kay Jewelers Outlet®; Jared The Galleria Of Jewelry®; Jared Vault®; Jared Jewelry Boutique®; JB Robinson®; Marks & Morgan®; Every Kiss Begins with Kay®; Jared Eternity®; Celebrate Life Express Love®; the Leo Diamond® ;

Hearts Desire®; Radiant Reflections®; Chosen by Jared®; Now and Forever®; Ever Us®; James Allen®; Tolkowsky®; Long Live LoveTM; Dare to be Devoted®; Love + Be Loved®; and Brilliant Moments®.

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

•
H.Samuel®; Ernest Jones®; Ernest Jones Outlet CollectionTM; Commitment®; Forever Diamonds®; Kiss Collection®; Princessa Collection®; Radiance®; Secrets of the Sea®; Viva Colour®; and Helps You Say It Better®; and It Feels Good To GiftTM.

Store locations
Signet operates retail jewelry stores in a variety of real estate formats including mall-based, free-standing, strip center and outlet store locations. As of February 1, 2020, Signet operated 2,653 stores and 555 kiosks across 4.6 million square feet of retail space in the US, UK and Canada. This represented a decrease of 3.8% and a decrease of 2.7% in locations and retail space, respectively, from Fiscal 2019. Store locations by country and territory as of February 1, 2020 are disclosed in Item 2.
Customer experience
Signet is committed to delivering an inspiring, full service, seamlessly connected customer experience. The Company considers this an essential element in the success of its business. The ability to recruit, develop and retain qualified jewelry consultants is an important capability to deliver customer satisfaction. Signet has a comprehensive recruitment, training and incentive programs in place, including an annual flagship training conference in advance of the Holiday Season.
Signet continues to invest in capabilities to enhance the customer experience to make it more personalized and journey focused. In Fiscal 2019, Signet implemented a multi-phase Voice of the Customer program utilizing the Net Promoter System as a component of its Path to Brilliance and customer first strategies. The first phase focused on setting up the technology, establishing stable measurements throughout the shopping ecosystem for key customer journeys, and discovering how to effectively operationalize customer feedback. In Fiscal 2020, Signet expanded into phase two by providing all stores and digital properties localized access to Voice of the Customer data to manage the customer experience real-time as performance feedback is received. To further strengthen its engagement with customers, Signet also implemented a closed-loop program whereby field and customer care teams rapidly respond to customers directly about their feedback to ensure the Company is delivering the best possible experience. In Fiscal 2021, Signet will continue to optimize the program through expanded measurements and listening posts, integrating Voice of the Customer with additional operational data-sources to drive greater sophistication in its customer and employee experience management, and developing additional tools to infuse the stories its customers share into the culture and their daily activities.
OmniChannel
As a specialty jeweler, Signet’s business differs from many other retailers such that a purchase of merchandise from any of Signet’s stores is not only viewed as an important experience, but is also personal and intimate. Due to this dynamic, customers often invest time on Signet websites and social media to experience the merchandise assortments prior to visiting brick-and-mortar stores to execute a purchase transaction. Particularly related to high value transactions, customers will supplement their online experience with an in-store visit prior to finalizing a purchase.
Through Signet’s websites, the Company educates customers about the jewelry category, and provides them with a source of information on products, brands, and available merchandise, as well as the ability to buy online. Signet’s websites are integrated with a customer’s local store, so that merchandise ordered online may be delivered to their store or at home. Banner websites continue to make an important and growing contribution to the customer experience, as well as to each Segment’s marketing programs. Signet’s OmniChannel strategy will continue to focus on:

•
Investments in technology to enhance the customer journey. These include adding user generated content, enhanced personalization / behavioral targeting, creative execution and brand differentiation. In addition, Signet will continue to focus on customer first delivery options (such as buy online, pick up in store, “BOPIS”), creating a seamless customer experience between online (mobile in particular) and in stores, making it easier for customers to search and browse Signet’s extensive range of products, enhanced mobile checkout capability, bridal configuration and much more.

•
Increased use of powerful customer-based data analytics to achieve a more comprehensive view of the customer, which will allow the Company to follow up on previous purchases as well as anticipate their needs.

•
Adding new capability to Signet’s digital clienteling program, which enables the Company’s jewelry consultants to build a direct relationship with their customers to create a more personalized customer experience.

Signet’s supplier relationships allows it to display suppliers’ inventories on the banner websites for sale to customers without holding the items in its inventory until the products are ordered by customers, which are referred to as “virtual inventory.” Virtual inventory expands the choice of merchandise available to customers both online and in-store.
Raw materials
The Company’s costs, as with the jewelry industry as a whole, are generally affected by fluctuations in the price and supply of diamonds, gold and, to a much lesser extent, other precious and semi-precious metals and stones. The cost of raw materials is only part of the costs involved in determining the retail selling price of jewelry, with labor costs and assembly costs from third party vendors also being significant factors.
Diamond sourcing
Signet procures its diamonds mostly as finished jewelry and, to a smaller extent, as loose polished diamonds and rough diamonds which are in turn polished, primarily in Signet’s Botswana factory.
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
Rough diamonds are purchased directly from the miners and then the stones are marked, cut and polished in Signet’s own polishing facility. Any stones deemed unsuitable for Signet’s needs are sold to third parties with the objective of recovering the original cost of the stones.
Merchandising
Signet believes that a competitive strength is its industry-leading merchandising. Merchandise selection, innovation, availability and value are all critical success factors. The range of merchandise offered and the high level of inventory availability are supported centrally by extensive and continuous research and testing. Signet’s jewelry merchant teams are constantly evaluating global design trends, innovating, and developing new jewelry collections,including through strategic partnerships, that resonate with customers.

Merchandise
Merchandise Mix
Details of merchandise mix (excluding repairs, warranty and other miscellaneous sales) are shown below:

	North America	International	Consolidated
Fiscal 2020
Bridal	51%	34%	49%
Fashion	43%	26%	42%
Watches	4%	37%	7%
Other	2%	3%	2%
	100%	100%	100%
Fiscal 2019
Bridal	49%	42%	48%
Fashion	44%	21%	42%
Watches	5%	35%	8%
Other	2%	2%	2%
	100%	100%	100%
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
Merchandise is categorized as non-branded, third party branded, and branded differentiated and exclusive. Non-branded merchandise includes items and styles such as bracelets, gold necklaces, solitaire diamond rings, and diamond stud earrings. Third party branded merchandise includes mostly watches, but also includes ranges of charm bracelets. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available from other jewelry retailers (e.g Vera Wang Love®, Neil Lane®, Disney Enchanted®).
Branded differentiated and exclusive ranges
Signet believes that the development of branded differentiated and exclusive merchandise raises the profile of its banners, helps to drive sales and provides its well-trained sales associates with a powerful selling proposition. Digital marketing and national television advertisements include elements that drive brand awareness and purchase intent of these ranges. Signet’s scale and proven record of success in developing branded differentiated and exclusive merchandise attracts offers of such programs from jewelry manufacturers, designers and others ahead of competing retailers, and enables it to leverage its supply chain strengths.
Merchandise held on consignment
Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and provides the flexibility to return non-performing merchandise. Virtually all of Signet’s consignment inventory is held in the US.
Suppliers
In Fiscal 2020, the five largest suppliers collectively accounted for 21.4% of total purchases, with the largest supplier comprising 7.0%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.
Marketing and advertising
Marketing is one of Signet’s most critical investments. It generates customer awareness and purchase considerations, and over time strengthens its brands and drives share growth. Effective and efficient marketing investment is a competitive advantage in the jewelry industry, which involves a discretionary purchase where the majority of the merchandise is not branded and the purchase cycle can stretch to years.

Signet’s marketing allocations between the various investment options (broadcast television and radio, direct mail, digital marketing, social media, and in store materials) have evolved over time as consumer habits and business needs change. Spend decisions are driven by the best available facts, which now use some of the most sophisticated tools on the market. In particular, marketing spend is evaluated on return-on-investment (“ROI”) wherever possible. In the past three years, Signet has invested in external Market Mix Modeling, which separates out the ROI of individual marketing elements using multi-variant regression analysis.
As marketing activities are undertaken throughout the year, digital capabilities provide close to real-time insight into customer journeys enabling personalized journey-based communications at the most appropriate moment through social media and digital marketing. In Fiscal 2020, Signet made a step-change in transforming its marketing model by re-balancing the timing and mix of its media investments, leveraging a more personalized journey-based approach, and modernizing its content and messaging. Fiscal 2020 was the first year that Signet spent more on digital and social marketing than on television advertising, and significant media efficiencies enabled it to drive more total customer impressions with less spend per impression. While the Company will maintain its strong presence in the traditional time-based holidays (Valentine’s Day, Mother’s Day, and the Holiday Season), Fiscal 2020 also paved the way for it to use complex customer data to grow its share of personal gifting occasions such as birthdays and anniversaries, as well as continue its emphasis in “always on” bridal messaging.
Signet aims to optimize the effectiveness of its creative campaigns, building on the banner differentiation work launched in Fiscal 2019. Within the past year, the Company has brought on new creative agencies for every North America banner as well as a new data savvy media agency. Content across all platforms improved, which resulted in stronger brand health over the year. Through collaboration with these agencies, Signet continues to evolve its campaigns with more sophisticated, journey specific content based on in depth customer insight.
Details of gross advertising, advertising before vendor contributions, by segment is shown below:

	Fiscal 2020		Fiscal 2019		Fiscal 2018
(in millions)	Gross advertising spending	as a % of segment sales	Gross advertising spending	as a % of segment sales	Gross advertising spending	as a % of segment sales
North America	$370.0	6.6%	$368.5	6.5%	$340.4	6.1%
International	18.9	3.6%	19.3	3.3%	20.1	3.3%
Signet	$388.9	6.3%	$387.8	6.2%	$360.5	5.8%
Customer finance
Through Signet’s partnerships, the Company is able to offer a range of financing, leasing, and payment opportunities across its banners. The Company continues to find and develop new options to meet its customer’s needs across the various merchandise price points. These offerings and partnerships allow the Company to focus on its core business of being the premier jewelry partner for its customers.
In our North American markets, Signet sells products for cash and for payment through major credit cards, online payment systems and a lease purchase option provided by Progressive Lease. In addition, the Company has partnerships with third-party providers who directly extend credit to its customers, and who also manage and service the customers’ accounts.

Comenity Bank provides credit and services to the Zales and Piercing Pagoda banners and to prime-only credit quality customers for Kay and Jared banners. Genesis Financial Solutions (“Genesis”) provides a second look program for applicants declined by Comenity Bank. For Kay and Jared banners, Signet originates non-prime receivables and sells them subject to a contractually agreed upon discount rate to funds managed by CarVal Investors (“CarVal”), the majority investor and Castlelake, L.P. (“Castlelake”), the minority investor. Servicing of the non-prime receivables prior to sale to the investors, including operational interfaces and customer servicing, is provided by Genesis. On March 23, 2020, CarVal provided notice to the Company that it was terminating the agreement effective the same day. Refer to Note 29 in Item 8 for additional information related to this termination and related transactions.
Real estate
Signet has specific operating and financial criteria that must be satisfied before investing in new stores or renewing leases on existing stores. Substantially all of the stores operated by Signet are leased. Signet continues to reposition its portfolio in a manner that it believes will drive greater store productivity. These efforts include development and implementation of innovative store concepts to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at exiting under-performing stores, reducing the Company’s mall-based exposure and exiting regional brands.

Recent investment in the store portfolio is set out below:

(in millions)	North America	International	Total Signet
Fiscal 2020
New store capital investment	$9.2	$0.0	$9.2
Remodels and other store capital investment	39.9	0.9	40.8
Total store capital investment	$49.1	$0.9	$50.0

Fiscal 2019
New store capital investment	$15.3	$1.8	$17.1
Remodels and other store capital investment	50.1	3.0	53.1
Total store capital investment	$65.4	$4.8	$70.2

Fiscal 2018
New store capital investment	$47.1	$1.4	$48.5
Remodels and other store capital investment	63.8	10.7	$74.5
Total store capital investment	$110.9	$12.1	$123.0
Seasonality
Signet’s sales are seasonal, with the fourth quarter typically accounting for approximately 35-40% of annual sales, with December being by far the highest volume month of the year. The Holiday Season consists of results for the months of November and December. As a result of the Company’s seasonality, it anticipates operating income will be almost entirely generated in the fourth quarter.
Employees
In Fiscal 2020, the average number of full-time equivalent persons employed was 26,126. In addition, Signet usually employs a limited number of temporary employees during its fourth quarter. None of Signet’s employees in the UK and less than 1% of Signet’s employees in the US and Canada are covered by collective bargaining agreements.

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Average number of employees:(1)
North America(2)	22,976	19,689	21,440
International	2,988	3,125	3,265
Other(3)	162	175	183
Total	26,126	22,989	24,888

(1)	Full-time equivalents (“FTEs”).

(2)	Includes 889 FTEs, 844 FTEs and 821 FTEs employed in Canada in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

(3)	Includes corporate employees and employees at the diamond polishing plant located in Botswana.
Regulation
Signet is required to comply with numerous laws and regulations covering areas such as consumer protection, consumer privacy, data protection, consumer credit, consumer credit insurance, health and safety, waste disposal, supply chain integrity, truth in advertising and employment. Signet monitors changes in these laws to maintain compliance with applicable requirements.
Markets
Signet operates in the US, Canada and UK markets.
US
According to the US Bureau of Economic Analysis, the total jewelry and watch market was approximately $78 billion at the end of 2019, an increase of 1% from the prior year. This implies a Signet jewelry market share of approximately 7%. Since 2009, the industry average annual growth rate is 2.7%. Around 82% of the market is represented by jewelry, with the balance being attributable to watches. According to the latest data from the US Labor Department, there were 19,800 jewelry stores in the country, down 2.0% from the prior year.

Canada
The jewelry market in Canada, according to the latest data available to Signet from Euromonitor, has grown steadily over the past five years, rising to an estimated C$8.2 billion in 2018. This represents an increase of 2.9% from the prior year.
UK
In the UK, the jewelry and watch market was estimated at about £5.9 billion in 2019, up approximately 3.5% from the prior year, according to Mintel. Growth, per Mintel, was driven by demand for luxury watches and demi-fine jewelry. Self-purchasing among young women and gifting among men represent the largest parts of the precious jewelry market.

NORTH AMERICA SEGMENT
The North America segment operates jewelry stores in malls, mall-based kiosks and off-mall locations throughout the US and Canada under national banners including Kay, Zales, Jared and Piercing Pagoda, as well as a variety of mall-based regional banners. Additionally, the Company operates online through JamesAllen.com, which was acquired in the R2Net acquisition in Fiscal 2018, as well as individual banner websites.
North America store banner reviews
Store activity by banner

	February 1, 2020	Openings(4)	Closures(4)	February 2, 2019	Openings(4)	Closures(4)	February 3, 2018
Mall
Kay	668	16	(38)	690	—	(41)	731
Zales	488	4	(26)	510	2	(37)	545
Jared	3	—	—	3	—	(6)	9
Piercing Pagoda(1)	555	10	(29)	574	—	(24)	598
Peoples	115	1	(9)	123	2	(8)	129
Regional banners(2)	19	—	(13)	32	1	(69)	100
Total mall	1,848	31	(115)	1,932	5	(185)	2,112

Off-mall and outlet
Kay	519	3	(8)	524	36	(28)	516
Zales	142	1	(7)	148	—	(11)	159
Jared	248	3	(8)	253	1	(13)	265
Total off-mall and outlet	909	7	(23)	925	37	(52)	940

Total
Kay	1,187	19	(46)	1,214	36	(69)	1,247
Zales	630	5	(33)	658	2	(48)	704
Jared	251	3	(8)	256	1	(19)	274
Piercing Pagoda(1)	555	10	(29)	574	—	(24)	598
Peoples	115	1	(9)	123	2	(8)	129
Regional banners(2)	19	—	(13)	32	1	(69)	100
North America segment	2,757	38	(138)	2,857	42	(237)	3,052

	February 1, 2020			February 2, 2019			February 3, 2018
Kay	1,829			1,864			1,931
Zales	880			916			977
Jared	1,129			1,139			1,181
Piercing Pagoda	104			108			112
Peoples	155			166			171
Regional banners	24			38			121
Total net selling square feet (thousands)(3)	4,121			4,231			4,493

Decrease in net store selling space	(2.6)%			(5.8)%			(1.9)%

(1)	Piercing Pagoda operates through mall-based kiosks.

(2)	Includes one James Allen location.
(3)    Includes 159 thousand, 171 thousand and 191 thousand square feet of net selling space in Canada in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

(4)	Includes 18 store repositions in Fiscal 2020 and 15 repositions in Fiscal 2019.

Average sales per store (millions)(1)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Kay	$1.866	$1.854	$1.843
Zales	1.576	1.519	1.408
Jared	4.032	4.068	4.075
Piercing Pagoda	0.547	0.479	0.417
Peoples	1.458	1.467	1.444
Regional banners	1.619	2.205	1.443
North America segment(2)	$1.713	$1.677	$1.632
(1)     Excludes JamesAllen.com and all other banner level eCommerce sales for all years presented.
(2)     Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.
Kay Jewelers (“Kay”)
Kay is the largest specialty retail jewelry brand in the US based on sales. Kay operates in malls, off-mall centers, outlet malls and online. Kay is positioned as the #1 jeweler for all occasions offering a broad assortment of fine jewelry including bridal, diamond solitaire, fashion jewelry and watches.
Kay mall stores typically occupy about 1,600 square feet and have approximately 1,400 square feet of selling space, whereas Kay off-mall stores typically occupy about 2,200 square feet and have approximately 1,700 square feet of selling space.
Kay accounted for 39% of Signet’s consolidated sales in Fiscal 2020 (Fiscal 2019: 39%).
Zales Jewelers (“Zales”)
Zales Jewelers is the third largest specialty retail jewelry brand in the US, based on sales. Zales operates primarily in shopping malls, outlet malls, neighborhood power centers and online. Zales “The Diamond Store” is positioned with an emphasis on fashion oriented bridal, gifting and self-purchase consumers and offers a broad range of bridal, diamond solitaire, fashion jewelry and watches.
Zales mall stores typically occupy about 1,700 square feet and have approximately 1,300 square feet of selling space, whereas Zales off-mall and outlet stores typically occupy about 2,400 square feet and have approximately 1,600 square feet of selling space.
Zales accounted for 21% of Signet’s consolidated sales in Fiscal 2020 (Fiscal 2019: 20%).
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
Jared accounted for 18% of Signet’s consolidated sales in Fiscal 2020 (Fiscal 2019: 18%).
Piercing Pagoda
Piercing Pagoda operates through mall-based kiosks in the US. Piercing Pagoda kiosks are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. Piercing Pagoda offers an affordable selection of basic and fashion gold, silver and diamond jewelry as well as piercings for lobes and cartilage at most locations.
Piercing Pagoda accounted for 5% of Signet’s consolidated sales in Fiscal 2020 (Fiscal 2019: 5%).

JamesAllen.com (“James Allen”)
James Allen is an online retailer that was acquired by the Company during Fiscal 2018 as part of the R2Net acquisition. Unlike the rest of Signet store banners, James Allen does not principally operate in physical retail stores. During Fiscal 2019, the first James Allen concept store and showroom was launched in Washington D.C. featuring advances in digital technology and a millennial-inspired shopping experience. This store enables the Company to test new concepts and incorporate innovation in new store design plans for all of the Company’s banners.
James Allen accounted for 4% of Signet’s consolidated sales in Fiscal 2020 (Fiscal 2019: 4%).
Peoples Jewellers (“Peoples”)
Peoples is Canada’s largest jewelry retailer and is positioned as “Canada’s #1 Diamond Store” emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Peoples operates primarily in shopping malls and online. Peoples stores typically occupy about 1,600 square feet and have approximately 1,300 square feet of selling space.
Peoples accounted for 3% of Signet’s consolidated sales in Fiscal 2020 (Fiscal 2019: 3%).
Regional banners
The North America segment also operates 19 mall stores under a variety of established regional banners. The leading brands include JB Robinson Jewelers, Marks & Morgan Jewelers, Belden Jewelers and Gordon’s Jewelers, in the US, and Mappins Jewellers (“Mappins”), in Canada. Also included in the regional nameplates are Goodman Jewelers, LeRoy’s Jewelers, Osterman Jewelers, Rogers Jewelers, Shaw’s Jewelers and Weisfield Jewelers. The Company’s strategy is to reduce regional brand locations through conversion to national store brands or through closure upon lease expiration.
Regional banners in the North America segment accounted for 1% of Signet’s consolidated sales in Fiscal 2020 (Fiscal 2019: 1%).
Other sales and services
Custom design services represent less than 5% of sales but provide higher than average profitability. Signet’s custom jewelry initiative uses a proprietary computer selling system and in-store design capabilities. Design & Service Centers, located in Jared stores, are staffed with skilled artisans who support the custom business generated by other North America segment stores, as well as the Jared stores in which they are located. The custom design and repair function has its own field management and training structure.
Repair services represent less than 5% of sales but are an important opportunity to build customer loyalty. The Jared Design & Service Centers, open the same hours as the store, also support other North America segment stores’ repair business.
The North America segment sells extended service plans covering lifetime repair service for jewelry and jewelry replacement plans. The lifetime repair service plans cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise or a replacement option if the merchandise cannot be repaired. The extended service plans are a valuable part of the customer experience and product offerings. These plans provide the Company a higher rate of profitability than merchandise sales and are a significant component of Signet’s operating income. Jewelry replacement plans require the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged within a defined period in accordance with the plan agreement. The North America segment also offers customers a two-year fine watch warranty. Additionally, Zales and Piercing Pagoda offer a one-year jewelry replacement program, which requires the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged in accordance with the plan agreement. Refer to Note 3 in Item 8 for further information on these plans.
Customer finance
Several factors inherent in the US jewelry business support the circumstances through which Signet is uniquely positioned to generate profitable incremental business through its partner supported consumer payment programs. These factors include a high average transaction value and a significant population of customers seeking to finance merchandise, primarily in the bridal category. Signet’s consumer credit and lease programs are an integral part of its business and a major driver of customer loyalty. Customers are offered revolving and promotional credit plans under our private label credit card programs and a lease purchase option provided by Progressive Lease allowing Signet to offer payment options that meet each customer’s individual needs.

Below is a summary of the payment participation rate in North America which reflects activity for in-house and outsourced credit program customers in North America, including legacy Sterling Jewelers, Zale Jewelry and Piercing Pagoda customers, as well as lease purchase customers:

	Fiscal 2020	Fiscal 2019
Total North America sales (excluding James Allen) (millions)	$5,315.2	$5,418.0
Credit and lease purchase sales (millions)	$2,652.4	$2,799.5
Credit and lease purchase sales as % of total North America sales	49.9%	51.7%
INTERNATIONAL SEGMENT
The International segment operates primarily in the United Kingdom and Republic of Ireland. The International segment transacts mainly in British pounds, as sales and the majority of operating expenses are incurred in that currency. In Fiscal 2020, approximately 27% of goods purchased were transacted in US dollars (Fiscal 2019: 31%). The following information for the International segment is given in British pounds as Signet believes that this presentation assists in understanding the performance of the International segment.
International market
Ernest Jones and H.Samuel compete with a large number of independent jewelry retailers, as well as discount jewelry retailers, online retail and auction sites, apparel and accessory fashion stores, catalog showroom operators and supermarkets.
International store banner reviews
Store activity by banner

	February 1, 2020	Openings	Closures	February 2, 2019	Openings	Closures	February 3, 2018
H.Samuel	271	—	(17)	288	—	(13)	301
Ernest Jones	180	—	(9)	189	3	(17)	203
International segment	451	—	(26)	477	3	(30)	504

H.Samuel	298			313			327
Ernest Jones	180			186			197
Total net selling square feet (thousands)	478			499			524

Decrease in net store selling space	(4.2)%			(4.8)%			(0.4)%

	Fiscal 2020			Fiscal 2019			Fiscal 2018
H.Samuel	£0.619			£0.651			£0.698
Ernest Jones	£1.012			£1.061			£1.066
Average sales per store (millions)(1)	£0.772			£0.811			£0.847

(1)	Based only upon stores operated for the full fiscal year and calculated on a 52-week basis.
H.Samuel
H.Samuel has 150 years of jewelry heritage, with a target customer focused on inexpensive fashion-trend oriented, everyday jewelry. H.Samuel continues to focus on larger store formats in regional shopping centers. The typical store selling space is 1,100 square feet.
H.Samuel accounted for 4% of Signet’s sales in Fiscal 2020 (Fiscal 2019: 5%).
Ernest Jones
Ernest Jones serves the upper middle market, with a target customer focused on high-quality, timeless jewelry. The typical store selling space is 1,000 square feet.
Ernest Jones accounted for 4% of Signet’s sales in Fiscal 2020 (Fiscal 2019: 5%),
IMPACT OF CLIMATE CHANGE
Signet recognizes that climate change is a major risk to society and therefore continues to take steps to reduce Signet’s climatic impact. Signet believes that climate change has a limited influence on its performance and that it is of limited significance to the business.

AVAILABLE INFORMATION
Signet files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the US Securities and Exchange Commission (“SEC”). Such information, and amendments to reports previously filed or furnished, is available free of charge from the Company’s corporate website, www.signetjewelers.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC. The SEC also maintains an internet site at www.sec.gov that contains the Company’s filings.
ITEM 1A. RISK FACTORS
Our business, financial condition, results of operations, cash flows, and the trading price of our common shares are subject to various risks and uncertainties, including those described below. Many of the risks listed below are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the economic environment. The following risk factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.
The recent outbreak of COVID-19 has had a significant impact on the Company’s business to date in Fiscal 2021, and this outbreak, as well as other public health crises or disease outbreaks, epidemics or pandemics, could adversely impact Signet’s business, financial condition, results of operations and cash flows.
A public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19 that was identified in Wuhan, China, or the threat or fear of such event, could adversely impact the Company’s business. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company’s primary operations occur in North America and the UK. COVID-19 has already begun to significantly impact consumer traffic and the Company’s retail sales, based on the perceived public health risk and government imposed quarantines and restrictions of public gatherings and commercial activity to contain spread of the virus. Effective March 23, 2020, the Company has temporarily closed all of its stores in North America, its diamond operations in New York and its support centers in the United States, and effective March 24, 2020, has temporarily closed all of its stores in the UK. The COVID-19 pandemic has also begun to disrupt the Company’s global supply chain, and may cause additional disruptions to operations if employees of the Company become sick, are quarantined, or are otherwise limited in their ability to work at Company locations or travel. While the Company’s eCommerce business has not yet been significantly impacted, additional federal or state mandates ordering the shut down of additional non-essential businesses could impact the Company’s ability to take or fulfill customer orders placed online.
The uncertainty around the duration of business disruptions and the extent of the spread of the virus in the United States and to other areas of the world could continue to adversely impact the national or global economy and negatively impact consumer spending and our stock price. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results and ability to execute and capitalize on our strategies. The full extent of COVID-19 on the Company’s operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions and the actions to contain the virus or treat its impact, among others.
A decline in consumer spending may unfavorably impact Signet’s future sales and earnings, particularly if such decline occurs during the Holiday Season.
The success of Signet’s operations depends to a significant extent upon a number of factors relating to discretionary consumer spending. These include economic conditions, and perceptions of such conditions by consumers, consumer confidence, level of customer traffic in shopping malls and other retail centers, employment, the level of consumers’ disposable income, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in international, regional and local markets where we operate. As Signet’s sales are highly seasonal, a change in any one of these economic conditions during the Holiday Season could have an increased adverse impact on Signet’s sales.
Jewelry purchases are discretionary and are dependent on the above factors relating to discretionary consumer spending, particularly as jewelry is often perceived to be a luxury purchase. Adverse changes in the economy and periods when discretionary spending by consumers may be under pressure could unfavorably impact sales and earnings. We may respond by increasing discounts or initiating marketing promotions to reduce excess inventory, which could also have a material adverse effect on the Company’s margins and operating results.
The economic conditions in the US, the UK and Europe could impact Signet’s future sales and earnings. Conditions in the eurozone have a significant impact on the UK economy even though the UK is not a member of the eurozone, which together with uncertainty regarding the final terms of the withdrawal of the UK from the European Union, could adversely impact trading in the International segment, as well as adversely impact the US economy.

Any deterioration in consumers’ financial position, changes to the regulatory requirements regarding the granting of credit to customers or disruption in the availability of credit to customers could adversely impact the Company’s sales, earnings and the collectability of accounts receivable.
Approximately half of Signet’s sales in the US and Canada utilize third-party customer financing programs, with the additional purchases being made in cash or using third-party bank cards. Any significant deterioration in general economic conditions or increase in consumer debt levels may inhibit consumers’ use of credit and decrease consumers’ ability to satisfy Signet’s requirements for access to customer finance, which could in turn have an adverse effect on the Company’s sales. There is also a risk that if credit is extended to consumers during times when economic conditions are strong, and then economic conditions subsequently deteriorate, consumers may not meet their current payment obligations. Furthermore, any downturn in general or local economic conditions, including in particular an increase in unemployment in the markets in which Signet operates, may adversely affect the merchant discount rate paid by Signet related to the sale of the non-prime receivables, as well as the value of any assets contingent on the performance of the non-prime receivables.
Additionally, Signet’s ability to extend credit to customers and the terms of such credit depends on many factors, including continued arrangements with the parties providing the credit financing and compliance with applicable laws and regulations in the US and Canada, any of which may change from time to time. Moreover, the Company has entered into outsourced credit programs for the sale of its sub-prime credit portfolio. In June 2018, CarVal and Castlelake began purchasing the majority of forward flow receivables of Signet’s non-prime credit from Signet for a five-year term. On March 23, 2020, CarVal provided notice to the Company that it was terminating the agreement effective the same day.  In the notice of termination, CarVal stated that it is willing to provide a 30-day purchase facility at substantially the same terms as the terminated agreement, but for a fixed term of 30 days from March 23, 2020. Signet is in discussions with CarVal regarding such transition agreement. Castlelake has informed Signet that, subject to their reservation of rights, they do not currently intend to terminate their agreement.  On March 25, 2020, Castlelake and Signet entered into a non-binding memorandum of understanding (“MOU”) regarding the parties’ shared interest in a potential definitive agreement whereby Castlelake would purchase 100% of the funding obligations on the forward flow and add on purchases on a go-forward basis. If the investors were to terminate and the non-terminating investor does not purchase the forward-flow receivables, or if both sub-prime investors were to terminate and Signet is unable to find other potential providers to supply a similar third-party credit program and alternative payment options, Signet’s ability to extend credit to customers could be impaired and Signet could be required to revert back to an in-house credit program, which could have an adverse effect on the conduct of Signet’s business.
Any new regulatory initiatives or investigations by the Bureau of Consumer Financial Protection (“CFPB”) or other state authority, or ongoing compliance with the Consent Order entered into on January 16, 2019 with the CFPB and the Attorney General for the State of New York relating to the Company’s in-store credit practices, promotions, and payment protection products could impose additional costs and/or restrictions on credit practices of the North America segment, which could have an adverse effect on the conduct of its business.
Because of the highly seasonal nature of Signet’s sales, any one of these factors that occurs during the Holiday Season would have an increased adverse impact.
Signet’s share price may be volatile due to Signet’s results and financial condition or factors impacting the market overall, which could have a short or long-term adverse impact on an investment in Signet stock.
Signet’s share price has fluctuated and may fluctuate substantially as a result of variations in the actual or anticipated results and financial conditions of Signet and other companies in the retail industry. In addition, the stock market has experienced, and may continue to experience, price and volume fluctuations that have affected the market price of many retail and other stocks, including Signet’s, in a manner unrelated, or disproportionate, to the operating performance of these companies.
Signet provides public guidance on its expected operating and financial results for future periods. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in Signet’s other public filings and public statements. Signet’s actual results may be below the provided guidance or the expectations of Signet’s investors and analysts, especially in times of economic uncertainty. In the past, when the Company has reduced its previously provided guidance, the market price of its common stock has declined. If, in the future, Signet’s operating or financial results for a particular period do not meet guidance or the expectations of investors and analysts or if Signet reduces its guidance for future periods, the market price of its common stock may decline. In addition, if the analysts that regularly follow the Company’s stock lower their rating or lower their projections for future growth and financial performance, the Company’s stock price could decline.
The Company’s ability to borrow is important to its operations and financial covenants, credit ratings and interest rate volatility could all impact the availability of such debt and could adversely impact the Company’s financial results.
The Company has a significant amount of debt, and its ability to borrow is necessary to sustain its operations, particularly given the seasonal fluctuations in inventory and staffing requirements and the concentration of sales in the fourth quarter. This debt requires maintaining sufficient cash flow to make continuing payment obligations. Because a large portion of the its financing is asset-based and secured, the Company’s ability to draw funds is dependent on maintaining a sufficient borrowing base and it is subject to the risk of loss of such assets to foreclosure or sale to satisfy its debt obligations.

Signet’s borrowing agreements include various financial and other covenants. A material deterioration in its financial performance could result in a breach of these covenants. In the event of a breach, the Company would have to renegotiate terms with its current lenders or find alternative sources of financing if current lenders required cancellation of facilities or early repayment. In addition, these covenants, in some cases, limit the Company’s flexibility to adapt its operations to changing conditions.
The Company’s credit agreement terms also include exposure to variable interest rate debt and volatility in benchmark interest rates could adversely impact the Company’s financial results.
Additionally, credit ratings agencies periodically review Signet’s capital structure and the quality and stability of the Company’s earnings, and should Signet need to obtain more financing, a credit rating downgrade would make it more difficult, expensive and restrictive to do so. Changes in general credit market conditions could also affect Signet’s ability to access capital at rates and on terms determined to be attractive.
If Signet’s ability to access capital becomes constrained, it may not be able to adequately fund its ongoing operations, dividends and share repurchases or planned initiatives and the Company’s interest costs will likely increase, which could have a material adverse effect on its results of operations, financial condition and cash flows.
Global economic conditions and regulatory changes following the UK’s exit from the European Union could adversely impact Signet’s business and results of operations located in, or closely associated with, the UK.
In June 2016, a majority of voters in the UK elected to withdraw from the European Union (often referred to as Brexit) in a national referendum. In March 2017, the UK invoked Article 50 of the Lisbon Treaty, which formally notified the European Union of its intention to withdraw from the European Union. The commencement of the official withdrawal process by the UK created uncertainties affecting business operations in the UK and places closely associated with the UK. The UK formally exited the European Union on January 31, 2020 and a transition period is in place until December 31, 2020 during which the UK will maintain access to the European Union single market and to the global trade deals negotiated by the European Union on behalf of its members and remain subject to European Union law. The ongoing uncertainty within the UK’s government and parliament on the status of Brexit and the future relationship between the UK and the European Union has had an adverse impact on the UK’s economy and likely will continue to do so until the UK and European Union reach a definitive resolution on the outstanding trade and legal matters. This includes uncertainty with respect to the laws and regulations, including regulations applicable to Signet’s business, that will apply in the UK after the transition period. The referendum has also given rise to calls for the governments of other European Union member states to consider a referendum on withdrawal from the European Union for their territory. These developments, or the perception that any of them could occur, could adversely impact global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity, which could adversely impact the Company’s business, financial condition and results of operations especially those located in, or closely associated with, the UK. Brexit could lead to long-term volatility in the currency markets and there could be long-term adverse effects on the value of the British pound. Brexit could also impact other currencies. Signet uses foreign currency derivative instruments to hedge certain exposures to currency exchange rate risks. The results of the Brexit referendum and the UK’s formal exit from the European Union could result in significant volatility in currency exchange rate fluctuations and increase Signet’s exposure to foreign currency rate exchange risks and reduce its ability to effectively use certain derivative instruments as a way to hedge risks.
Fluctuations in foreign exchange rates could adversely impact the Company’s results of operations and financial condition.
Signet publishes its consolidated annual financial statements in US dollars. At February 1, 2020, Signet held approximately 88% of its total assets in entities whose functional currency is the US dollar and generated approximately 88% of its sales and 91% of its operating income in US dollars for the fiscal year then ended. All the remaining assets, sales and operating income are primarily in British pounds and Canadian dollars. Therefore, the Company’s results of operations and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar, including due to Brexit as discussed above, would decrease reported sales and operating income.
The monthly average exchange rates are used to prepare the income statement and are calculated based on the daily exchange rates experienced by the International segment and the Canadian subsidiaries of the North America segment in the fiscal month.
If British pounds or Canadian dollars are held or used to fund the cash flow requirements of the business, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would reduce the amount of cash and cash equivalents.
In addition, the prices of certain materials and products bought on the international markets by Signet are denominated in foreign currencies. As a result, Signet and its subsidiaries have exposures to exchange rate fluctuations on its cost of goods sold, as well as volatility of input prices if foreign manufacturers and suppliers are impacted by exchange rate fluctuations.

Fluctuations in the pricing and availability of commodities, particularly polished diamonds and gold, which account for the majority of Signet’s merchandise costs, could adversely impact its earnings and cash availability.
The jewelry industry generally is affected by fluctuations in the price and supply of natural diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones.
In Fiscal 2020, prices for the assortment of polished diamonds utilized by Signet decreased slightly compared to prior years. The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on natural diamond prices and demand, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. The demand for natural diamonds is uncertain and could decrease, which would have an adverse impact on the Company.
The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds which could occur as a result of disruption to the Kimberley Process, could adversely affect Signet, as well as the retail jewelry market as a whole. In addition, the current Kimberley Process decision-making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform over the long-term. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. In addition to the Kimberley Process, the supply of diamonds to the US is also impacted by certain governmental trade sanctions imposed on Zimbabwe.
The possibility of constraints in the supply of diamonds of a size and quality Signet requires to meet its merchandising requirements may result in changes in Signet’s supply chain practices, including for example its rough sourcing initiative. In addition, Signet may from time to time choose to hold more inventory, purchase raw materials at an earlier stage in the supply chain or enter into commercial agreements of a nature that it currently does not use. Such actions could require the investment of cash and/or additional management skills. Such actions may not resolve supply constraints or result in the expected returns and other projected benefits anticipated by management.
Additionally, a material increase in the supply of gem quality lab-created diamonds, combined with increased consumer acceptance thereof, could impact the supply and pricing in the natural diamond supply chain, as well as retail pricing.
While jewelry manufacturing is the major final demand for gold, management believes that the cost of gold is predominantly impacted by investment transactions, which have resulted in significant volatility in the gold price in recent years. Signet’s cost of merchandise and potentially its earnings may be adversely impacted by investment market considerations that cause the price of gold to significantly escalate.
An inability to increase retail prices to reflect higher commodity costs would result in lower profitability. Particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices. As Signet uses an average cost inventory methodology, volatility in its commodity costs may also result in a time lag before cost increases are reflected in retail prices. Further, even if price increases are implemented, there is no certainty that such increases will be sustainable. These factors may cause decreases in gross margins and earnings. In addition, any sustained increases in the cost of commodities could result in the need to fund a higher level of inventory or changes in the merchandise available to the customer, which could increase costs and disrupt Signet’s sales levels.
Pursuant to the Dodd-Frank Act and SEC rules, Signet must file public disclosures regarding the country of origin of certain supplies, which could damage Signet’s reputation or impact the Company’s ability to obtain merchandise if customers or other stakeholders react negatively to Signet’s disclosures.
In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production (based upon recent estimates), the final rules require Signet and other affected companies that file with the SEC to make specified country of origin inquiries of Signet’s suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum and tungsten), that are used in products sold by Signet in the US and elsewhere. On May 28, 2019, Signet filed with the SEC its Form Specialized Disclosure (“SD”) and accompanying Conflict Minerals Report in accordance with the SEC’s rules, which together describe the Company’s country of origin inquiries and due diligence measures relating to the source and chain of custody of those designated minerals Signet deemed necessary to the functionality or production of its products, the results of those activities and the Company’s related determinations with respect to the calendar year ended December 31, 2018.
There may be reputational risks associated with the potential negative response of Signet’s customers and other stakeholders to future disclosures by Signet in the event that, due to the complexity of the global supply chain, Signet is unable to sufficiently verify the origin of the relevant metals. Also, if future responses to verification requests by suppliers of any of the covered minerals used in Signet’s products are inadequate or adverse, Signet’s ability to obtain merchandise may be impaired and its compliance costs may increase. The final rules also cover tungsten and tin, which are contained in a small proportion of items that are sold by Signet. It is possible that other minerals, such as diamonds, could be subject to similar rules.
Signet’s sales, operating income, cash and inventory levels fluctuate on a seasonal basis.
Signet’s business is highly seasonal, with a significant proportion of its sales and operating profit generated during its fourth quarter, which includes the Holiday Season. Management expects Signet to continue to experience a seasonal fluctuation in its sales and earnings. Therefore, there is limited ability for Signet to compensate for shortfalls in fourth quarter sales or earnings by changes in its operations and strategies in other quarters, or to recover from any extensive disruption, for example, due to sudden adverse changes in consumer confidence, consumer spending ability, economic conditions, unexpected trends in merchandise demand, significant competitive and promotional activity by other retailers, inclement weather conditions having an impact on a significant number of stores in the last few days immediately before Christmas Day or disruption to warehousing and store replenishment systems. Additionally, in anticipation of increased sales activity in the Holiday Season, Signet incurs certain significant incremental expenses prior to and during peak selling seasons, including advertising and costs associated with hiring a substantial number of temporary employees to supplement the Company’s existing workforce. A significant shortfall in results for the fourth quarter of any fiscal year would therefore be expected to have a material adverse effect on the annual results of operations as well as cash and inventory levels. Disruption at lesser peaks in sales at Valentine’s Day and Mother’s Day would also be expected to adversely impact the results.
Failure to manage inventory levels or to obtain merchandise that customers wish to purchase on a timely basis could have a materially adverse impact on sales and earnings.
In order to operate its business successfully, Signet must maintain sufficient inventory levels. This requires forecasting, especially in the case of the Holiday Season, and a balance between meeting customer demand and avoiding accumulating excess inventory. If management misjudges expected customer demand, fails to identify changes in customer demand, or its supply chain does not respond in a timely manner, a shortage of merchandise or an accumulation of excess inventory could occur, which could adversely impact Signet’s results.
Other factors that could affect the Company’s inventory management and planning team’s ability to accurately forecast customer demand for its products include:

•	a substantial increase or decrease in demand for products of Signet’s competitors;

•	failure to accurately forecast trends and customer acceptance for new products;

•	new product introductions, promotions or pricing strategies by competitors, particularly during holiday periods;

•	changes in the Company’s product offerings including seasonal items and the Company’s ability to replenish these items in a timely manner;

•	changes to the Company’s overall seasonal promotional cadence and the number and timing of promotional events and clearance sales;

•	more limited historical store sales information for stores in newer markets;

•	weakening of economic conditions or consumer confidence in the future, which could reduce demand for discretionary items, such as jewelry; and

•	acts or threats of war or terrorism or epidemics, which could adversely affect consumer confidence and spending or interrupt production and distribution of Signet’s products and raw materials.
If the Company is unable to forecast demand accurately, it may encounter difficulties in filling customer orders or in liquidating excess inventory at discount prices and may experience significant write-offs and customers could opt to purchase jewelry from a competitor. These outcomes could have a material adverse effect on the Company’s brand image, sales, gross margins, cash flow, competitive advantage and profitability.
New tariffs, if imposed on goods that the Company imports, could have a material adverse effect on the Company’s results of operations.
In March 2018, the United States Government announced tariffs on certain steel and aluminum products imported into the United States, which resulted in reciprocal tariffs from the European Union on goods imported from the United States. In September 2018, the United States Government placed additional tariffs of approximately $200 billion on goods imported from China. These tariffs, which took effect on September 25, 2018, were initially set at a level of 10% until the end of 2018, at which point the tariffs rose to 25%. On September 1, 2019, the United States Government placed additional tariffs of approximately $300 billion on goods imported from China. Depending on the type of import, a new 15% tariff became effective on September 1, 2019, but upon the Phase One Economic and Trade Agreement signed in January 2020, which became effective in February 2020, between the United States and China was reduced to 7.5%. The 7.5% tariff applies to jewelry that the Company imports from China. China has already imposed tariffs on a wide range of American products in retaliation, and additional tariffs could be imposed by China in further retaliation. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well. The escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While the Company does not believe that the recently enacted tariffs will materially impact its business, the imposition of additional or increased tariffs on jewelry or other items imported by it from China or other countries, or the Company’s inability to successfully manage inventory from China, could require the Company to increase prices to its customers or, if unable to do so, result in lowering its gross margin on products sold.

Signet depends on manufacturers and suppliers to provide it with sufficient quantities of quality products in a timely fashion.
Ultimate delivery of Signet’s merchandise is substantially dependent upon third-party manufacturers and suppliers. In Fiscal 2020, the five largest suppliers collectively accounted for 21.4% of total purchases, with the largest supplier comprising 7.0%. A manufacturer’s or supplier’s inability to manufacture or deliver a product on time and of appropriate quality would impair Signet’s ability to respond to consumer demand, which would put the Company at a competitive disadvantage and result in lost sales. Costs would also be increased if Signet were to attempt to engage replacement manufacturers to rush orders on items that the Company needed immediately. See the risk factor below titled “A public health crisis or disease outbreak, epidemic or pandemic, such as the recent novel coronavirus, could adversely impact Signet’s business” regarding the potential adverse impact the recent outbreak of the new coronavirus could have on the Company’s supply chain.
Signet has close commercial relationships with a number of suppliers and management holds regular reviews with major suppliers to sustain continuity of these relationships. However, government requirements regarding sources of commodities, such as those required by the Dodd-Frank Act, could result in Signet choosing to terminate relationships with suppliers in the future due to a change in a supplier’s sourcing practices or Signet’s compliance with laws and internal policies. Damage to, or loss of, any of these relationships could have an adverse effect on results.
In addition, luxury and prestige watch manufacturers and distributors normally grant agencies the right to sell their ranges on a store-by-store basis. An inability to obtain or retain watch agencies for a location could harm the performance of that particular store. The watch brands sold by Ernest Jones, and to a lesser extent Jared, help attract customers and build sales in all categories. In the case of Ernest Jones, the inability to gain additional prestige watch agencies is an important factor in, and may reduce the likelihood of, opening new stores, which could adversely impact sales growth.
The growth in importance of other branded merchandise within the jewelry market may adversely impact Signet’s sales and earnings if it is unable to obtain supplies of or further develop branded merchandise that the customer wishes to purchase. In addition, if Signet loses the distribution rights to an important branded jewelry range or is committed to continue to carry a brand that is no longer viewed as on trend, it could adversely impact sales and earnings.
Signet’s pricing compared to competitors, the increased price transparency in the market and the highly fragmented competitive nature of the retail jewelry industry, may have an adverse impact on Signet’s performance.
Critical to maintaining an optimal customer experience is a multi-faceted value proposition focused on attractive brand and category assortments, availability of financing, deep customer service and relationship building with the Company’s guest service professionals, as well as competitive pricing. Although not a singular differentiator to the Company’s value proposition, if significant price increases are implemented by any segment or across a wide range of merchandise, the impact on earnings will depend on, among other factors, the pricing by competitors of similar products and the response by customers to higher prices. Such price increases may result in lower sales and adversely impact earnings.
The retail jewelry industry is competitive. Signet’s competitors are specialty jewelry retailers, as well as other jewelry retailers, including department stores, mass merchandisers, discount stores, apparel and accessory fashion stores, brand retailers, shopping clubs, home shopping television channels, direct home sellers, online retailers and auction sites.
Aggressive discounting by competitors may adversely impact Signet’s performance in the short term. This is particularly the case for easily comparable pieces of jewelry, of similar quality, sold through stores that are situated near those that Signet operates.
Signet faces significant competition from independent and regional specialty jewelry retailers that are able to adjust their competitive stance, for example on pricing, to local market conditions. This can put individual Signet stores at a competitive disadvantage as Signet segments have a national pricing strategy.
Consumers are increasingly shopping or starting their jewelry buying experience online, which makes it easier for them to compare prices and quality with other jewelry retailers. If Signet’s brands do not offer the same or similar item at the lowest price, or if competitors offer a better and more user-friendly website experience than Signet, or financing that is easier to access or provides better terms, consumers may purchase their jewelry from competitors, which would adversely impact the Company’s sales and results of operations.
In addition, other retail categories and other forms of expenditure, such as electronics and travel, also compete for consumers’ discretionary expenditure, particularly during the holiday gift giving season. Therefore, the price of jewelry relative to other products influences the proportion of consumers’ expenditure that is spent on jewelry. If the relative price of jewelry increases, or if Signet’s competitive position deteriorates, Signet’s sales and earnings would be adversely impacted.
An inability to successfully develop and maintain a relevant OmniChannel experience for customers, failure to anticipate changing fashion trends in the jewelry industry, and poor execution of marketing programs and management of social media could result in a loss of confidence by consumers in Signet’s brand names and have an adverse impact on sales.
Signet’s business has evolved from primarily an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. OmniChannel retailing is rapidly evolving and Signet must keep pace with changing customer expectations and new developments by its competitors. Signet’s customers are increasingly using computers, tablets, mobile phones and other devices to comparison shop, determine product availability and complete purchases online. Signet must compete and remain relevant by offering a consistent and convenient shopping experience for its customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for customers that have the right features and are reliable and easy to use.
The ability to differentiate Signet’s stores, services, online experience and merchandise from competitors by better designs, branding and category assortments and the level and quality of customer service and marketing and advertising programs, is an important factor in attracting consumers. In today’s market, this differentiation requires, among other factors, keeping pace with trends in design, as well as setting new jewelry trends, effectively implementing an OmniChannel experience, and targeting effective media campaigns, including an expansion of social media use and new social media platforms, in order to build and maintain customer confidence in the Company and in the brands it sells. As a result, the Company needs to continuously innovate and develop its OmniChannel experience and social media strategies in order to maintain broad appeal with customers and brand relevance. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement or brand recognition. In a distressed economic and retail environment, in which many of the Company’s competitors continue to engage in aggressive promotional activities, any failure on Signet’s part to react appropriately to changing consumer preferences and fashion trends, including the failure to plan in advance and invest in marketing and advertising campaigns, could have an adverse impact on sales.
In addition, adverse or inaccurate information concerning the Company or its brands may be posted on social media platforms at any time, and such information can quickly reach a wide audience. The harm may be immediate without affording the Company an opportunity for redress or correction, and it is challenging to monitor and anticipate developments on social media in order to respond in an effective and timely manner. The Company could also be exposed to these risks if it fails to use social media responsibly in its marketing efforts, including the improper disclosure of proprietary information, exposure of personally identifiable information, fraud, or out-of-date information. Regardless of its basis or validity, any unfavorable publicity could adversely affect public perception of Signet’s brands. These factors could have a material adverse effect on its business.
If Signet fails to make, improve, develop or acquire relevant customer-facing technology in a timely manner, fails to keep pace with trendsetting, or if the Company’s marketing and social media advertising and efforts are not to scale or miss the mark, the customer could lose confidence in any of Signet’s brands, which could materially and adversely impact sales and earnings.
Long-term changes in consumer attitudes toward jewelry could be unfavorable and harm jewelry sales.
Consumer attitudes toward diamonds, gold and other precious metals and gemstones influence Signet’s sales. Attitudes could be affected by a variety of issues including concern over the source of raw materials; the impact of mining and refining of minerals on the environment, the local community and the political stability of the producing country; labor conditions in the supply chain; and the availability of and consumer attitudes about substitute products such as cubic zirconia, moissanite and lab-created diamonds. An inability to effectively address a rapid and significant increase in consumer acceptance of lab-created diamonds, as well as a negative change in consumer attitudes toward jewelry, could adversely impact Signet’s sales and earnings. In addition, transparency regarding substitute products such as lab-created diamonds is important to maintaining consumer confidence. If the Company does not appropriately and adequately identify the use of the substitute products in its jewelry, its reputation and results could be adversely impacted.
The Company’s inability to optimize its real estate footprint could adversely impact sales and earnings.
The success of Signet’s stores, as part of its OmniChannel strategy, is dependent upon a number of factors. These include the availability of desirable property, placement of stores in easily accessible locations with high visibility, the demographic characteristics of the area around the store, the design and maintenance of the stores, the availability of attractive locations within the markets/trade areas that also meet the operational and financial criteria of management, the terms of leases and Signet’s relationship with major landlords. If Signet is unable to maintain a real estate portfolio that satisfies its strategic, operational and financial criteria, through cost-effective strategic store closings and targeted, limited store openings, or if there is a disruption in its relationship with its major landlords, sales could be adversely affected.
Substantially all of Signet’s retail locations are leased, requiring significant cash flow to satisfy the lease obligations. Given the typical length of retail leases, Signet is dependent upon the continued popularity of particular retail locations. Following the initial terms of each lease, it is possible that Signet will not be able to negotiate contract terms favorable to the Company for future leases. This would cause occupancy costs to rise, which would either decrease profit margins at each specific store or force Signet to close certain retail locations.
Many Signet stores are located within shopping malls or shopping centers and benefit from heavy consumer traffic in such locations. Due to the increase in online shopping, there has been a substantial decline in shopping mall and shopping center traffic. If the Company does not focus its locations in attractive areas and/or increase its online sales, this trend away from shopping mall and shopping center purchases could adversely impact Signet’s operations and financial condition. As Signet tests and develops new types of store locations and designs, there is no certainty as to their success.
The rate of store footprint optimization is dependent on a number of factors including obtaining suitable real estate, the capital resources of Signet, the availability of appropriate staff and management, estimated sales transference rate and the level of the financial return on investment required by management.

The Company’s ability to satisfy the accounting requirements for “hedge accounting,” or the default or insolvency of a counterparty to a hedging contract, as well as changes in estimates, assumptions or applications in other or new accounting policies, could adversely impact results.
Signet hedges a portion of its purchases of gold for both its North America and International segments and hedges the US dollar requirements of its International segment. The failure to satisfy the appropriate accounting requirements, or a default or insolvency of a counterparty to a contract, could increase the volatility of results and may impact the timing of recognition of gains and losses in the income statement, which could have a negative impact on Signet’s results.
Other accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to the Company’s business, including but not limited to, revenue recognition for extended service plans and lifetime warranty agreements and pension accounting, are highly complex and involve many subjective assumptions, estimates and judgments by the Company. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance.
The Company’s ability to recruit, train, motivate and retain suitably qualified sales associates could adversely impact sales and earnings.
Management regards the customer experience as an essential element in the success of its business. Competition for suitable sales associates or changes in labor and healthcare laws could require Signet to incur higher labor costs. A shortage of qualified individuals, higher labor costs and the execution of transformational initiatives, including those designed to improve the customer experience, could result in disruptions to the performance of sales associates and an inability to recruit, train, motivate and retain suitably qualified sales associates, which could adversely impact sales and earnings.
Signet’s success is dependent on the strength and effectiveness of its relationships with its various stakeholders whose behavior may be affected by its management of social, ethical and environmental risks.
Social, ethical and environmental matters influence Signet’s reputation, demand for merchandise by consumers, the ability to recruit staff, relations with suppliers and standing in the financial markets. Signet’s success is dependent on the strength and effectiveness of its relationships with its various stakeholders: customers, shareholders, employees and suppliers. In recent years, stakeholder expectations have increased, as these stakeholders expect businesses to consider social, ethical, and environmental impacts while making business decisions, and Signet’s success and reputation will depend on its ability to meet these higher expectations. Signet’s success also depends upon its reputation for integrity in sourcing its merchandise, which, if adversely affected could impact consumer sentiment and willingness to purchase Signet’s merchandise.
Inadequacies in and disruption to systems could result in lower sales and increased costs or adversely impact the reporting and control procedures.
Signet is dependent on the suitability, reliability and durability of its systems and procedures, including its accounting, information technology, data protection, warehousing and distribution systems, and those of its service providers. If support ceased for a critical externally supplied software package or system, management would have to implement an alternative software package or system or begin supporting the software internally. Disruption to parts of the business could result in lower sales and increased costs.
Signet is in the process of substantially modifying its enterprise resource planning systems and certain web platforms, including a migration of the Company’s key financial reporting, planning and consolidation system, which involves updating or replacing legacy systems with successor systems. These system changes and upgrades can require significant capital investments and dedication of resources. When evaluating and making such changes, there can be no assurances that the Company will successfully implement such changes, that significant additional investments will not be required beyond the project budget, that such changes will occur without disruptions to its operations or maintenance of its internal control compliance programs or that the new or upgraded systems will achieve the desired business objectives. Any damage, disruption or shutdown of the Company’s information systems, or the failure to successfully implement new or upgraded systems, could have a material adverse effect on Signet’s results of operations.
Security breaches and other disruptions to Signet’s information technology infrastructure and databases and failure of Signet’s customer-facing technology to function as intended or in accordance with applicable law could interfere with Signet’s operations, and could compromise Signet’s and its customers’ and suppliers’ information or cause other harm, exposing Signet to possible business interruptions and liability, which would have a material adverse effect on Signet’s business and reputation.
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
Signet also uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Signet collects and stores this financial and other sensitive data, including intellectual property, proprietary business information, the propriety business information of its customers and suppliers, as well as personally identifiable information of Signet’s customers and employees, in data centers and on information technology networks.
The secure operation of these networks, and the processing and maintenance of this information is critical to Signet’s business operations and strategy. Despite security measures and business continuity plans, Signet may not timely anticipate evolving techniques used to effect security breaches that may result in damage, disruptions or shutdowns of Signet’s and its third-party vendors’ networks and infrastructure due to attacks by hackers, including phishing or other cyber-attacks, or breaches due to employee error or malfeasance, or other non-hostile disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise Signet’s or the third party’s networks and the information stored there, including personal, proprietary or confidential information about Signet, its customers or its third-party vendors, and personally identifiable information of Signet’s customers and employees could be accessed, manipulated, publicly disclosed, lost or stolen, exposing its customers to the risk of identity theft and exposing Signet or its third-party vendors to a risk of loss or misuse of this information.
Signet and its third party vendors have experienced successful attacks and breaches from time to time, however to date, these attacks or breaches have not had a material impact on Signet’s business or operations. Any such malfunction, access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, significant breach-notification costs, lost sales and a disruption to operations (including the Company’s ability to process consumer transactions and manage inventories), media attention, and damage to Signet’s reputation, which could adversely affect Signet’s business. In addition, it could harm Signet’s reputation and ability to execute its business through service and business interruptions, management distraction and/or damage to physical infrastructure, which could adversely impact sales, costs and earnings. If Signet is the target of a material cybersecurity attack resulting in unauthorized disclosure of its customer data, the Company may be required to undertake costly notification and credit monitoring procedures. Compliance with these laws will likely increase the costs of doing business.
In addition, if Signet’s online activities or other customer-facing technology systems do not function as designed or are deemed to not comply with applicable state and federal regulations concerning automated outbound contacts such as text messages and the sale, advertisement and promotion of the jewelry it sells, the Company may experience a loss of customer confidence, data security breaches, regulatory fines, lawsuits, lost sales or be exposed to fraudulent purchases.
The regulatory environment related to information security, data collection and privacy is becoming increasingly demanding, with new and changing requirements applicable to Signet’s business, including the General Data Protection Regulation and the California Consumer Privacy Act, and compliance with those requirements could result in additional costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants. In addition, the Company could be subject to claims, fines, penalties or other liabilities for a failure to comply.
Failure to manage these risks could have a material adverse effect on Signet’s results of operations, financial condition and cash flow.
The Company’s exposure to legal proceedings, tax matters, and/or regulatory or other investigations could reduce earnings and cash, as well as negatively impact debt covenants, leverage ratios and its reputation and divert management attention.
Signet is involved in legal proceedings incidental to its business. Litigation is inherently unpredictable. Any actual or potential claims against us, whether meritorious or not, or regulatory or other investigations, could be time consuming, result in costly litigation or litigation settlements, require significant amounts of management time, negatively impact Signet’s reputation and result in the diversion of significant operational resources. In addition, while Signet maintains insurance to cover various types of liabilities and loss, such coverage may not be sufficient to cover the full extent of any damages and expenses and the timing of any reimbursement may not correspond to the liabilities accrued or incurred.
At any point in time, various tax years are subject to, or are in the process of, audit by various taxing authorities. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax in the period in which such determinations are made.
Additionally, new tax treatment of companies engaged in eCommerce has and may continue to adversely affect the commercial use of JamesAllen.com, the online retailer Signet acquired during Fiscal 2018. Specifically, in June 2018, the US Supreme Court decided the South Dakota v. Wayfair, Inc. sales tax nexus case. As a result of the Supreme Court ruling, some states have adopted laws and other states now have the ability to adopt laws requiring taxpayers to collect and remit sales tax on a basis of economic nexus, even in states in which the taxpayer has no presence. New taxes required to be collected by JamesAllen.com have created significant increases in internal costs necessary to capture data and collect and remit taxes. These events have had and will continue to have an adverse effect on JamesAllen.com.
Failure to comply with labor regulations could adversely affect the Company’s business.
Various state, federal and global laws and regulations govern Signet’s relationship with its employees. Some examples of these laws include requirements related to minimum wage, sick pay, overtime pay, paid time off, workers’ compensation rates, and healthcare reform. These laws and regulations change frequently, and the ultimate cost of compliance cannot be precisely estimated. Failure by Signet to comply with labor regulations could result in fines and legal actions. In addition, the ability to recruit and retain staff could be harmed. These consequences could adversely affect the Company’s business.
Collective bargaining activity could disrupt the Company’s operations, increase labor costs or interfere with the ability of management to focus on executing business strategies.
The employees of Signet’s diamond polishing factory in Garborone, Botswana are covered by a collective bargaining agreement. If relationships with these employees become adverse, operations at the factory could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations, which could negatively impact the Company’s diamond supply, increase costs and cause negative publicity. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on the Company’s ability to take cost-saving measures during economic downturns. Any of these cost increases and constraints on Signet’s operations could adversely impact its results of operations.
The Company’s ability to comply with laws and regulations and adapt to changes thereto could adversely affect its business.
Signet’s policies and procedures are designed to comply with applicable laws and regulations. Changing legal and regulatory requirements in the US and other jurisdictions in which Signet operates have increased the complexity of the regulatory environment in which the business operates and the cost of compliance. Failure to comply with the various regulatory requirements may result in damage to Signet’s reputation, civil and criminal proceedings and liability, fines and penalties, and further increase the cost of regulatory compliance.
Changes in existing taxation laws, rules or practices may adversely affect the Company’s financial results.
The Company operates through various subsidiaries in numerous countries throughout the world. Consequently, Signet is subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United States or jurisdictions where any subsidiaries operate or are incorporated. Tax laws, treaties and regulations are highly complex and subject to interpretation. The Company’s income tax expense is based upon interpretation of the tax laws in effect in various countries at the time such expense was incurred. If these tax laws, treaties or regulations were to change or any tax authority were to successfully challenge Signet’s assessment of the effects of such laws, treaties and regulations in any country, this could result in a higher effective tax rate on the Company’s taxable earnings, which could have a material adverse effect on the Company’s results of operations.
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
International laws and regulations and foreign taxes could impact Signet’s ability to continue sourcing and manufacturing materials for its products on a global scale.
Signet is engaged in sourcing and manufacturing on a global scale, and as such, could be impacted by foreign governmental laws and regulations, foreign duties, taxes, and other charges on importing products, and international shipping delays or disruptions. Signet’s global operations are also subject to the Foreign Corrupt Practices Act and other such anti-corruption laws. Additionally, labor relations and general political conditions in the countries where Signet sources and manufactures its materials could impact the ultimate shipment and receipt of such supplies and products.

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
Any difficulty or delay in executing or integrating an acquisition, a business combination or a major business or strategic initiative may result in expected returns and other projected benefits from such an exercise not being realized.
Any difficulty or delay in executing or integrating an acquisition, a business combination, a major business or strategic initiative including Signet’s direct diamond sourcing capabilities, or a transformation plan, such as Signet’s Path to Brilliance transformation plan that began in 2018, may prevent Signet from realizing expected returns and other projected benefits from such exercises during the anticipated timeframe or at all. The long-term growth of Signet’s business depends on the successful execution of its evolving business and strategic initiatives. Any number of factors could impact the success of these initiatives, many of which are out of the Company’s control, and there can be no assurance that they will be successful or deliver their anticipated benefits. Some initiatives may require the Company to devote significant management, financial and other resources and may expose the Company to new and unforeseen risks and challenges. The Company may also incur significant asset impairment and other charges in connection with any such initiative.
The acquisition of companies with operating margins lower than that of Signet may cause an overall lower operating margin for Signet. Signet’s current borrowing agreements place certain limited constraints on its ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions. A significant transaction could also disrupt the operation of the Company’s current activities and divert significant management time and resources. For example, Signet experienced disruptions in its information technology systems and processes during its credit outsourcing transition in 2017, including server interruptions and downtime, which resulted in calls to customer service centers leading to long wait times.
If Signet is unable to execute or integrate an acquisition, business combination, a major business or strategic initiative or a transformation plan, this could have a direct material adverse effect on Signet’s results of operations.
The Company’s ability to protect intellectual property or its physical assets could have a material adverse impact on its brands, reputation and operating results.
Signet’s trade names, trademarks, copyrights, patents and other intellectual property are important assets and an essential element of the Company’s strategy. The unauthorized reproduction, theft or misappropriation of Signet’s intellectual property could diminish the value of its brands or reputation and cause a decline in sales. Protection of Signet’s intellectual property and maintenance of distinct branding are particularly important as they distinguish the Company’s products and services from those of its competitors. The costs of defending intellectual property may adversely affect the Company’s operating results. In addition, any infringement or other intellectual property claim made against Signet, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays, or require the Company to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on Signet’s operating results.
Signet’s products are subject to loss by illegal theft by the Company’s customers or third parties. In addition, products held by Signet for repair or service are also subject to risk of loss or theft. Signet has experienced theft in the past and cannot assure that loss by theft will decrease in the future or that the security measures the Company takes will be effective in reducing losses. Higher rates of theft and increased security costs to prevent such activity could adversely impact the Company’s reputation, operations and ultimately, its overall financial condition.
If the Company’s goodwill or indefinite-lived intangible assets become impaired, the Company may be required to record significant charges to earnings.
Signet has a substantial amount of goodwill and indefinite-lived intangible assets on its balance sheet as a result of acquisitions. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. There is a risk that a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on the Company’s reported earnings. Additionally, a general decline in the market valuation of the Company’s common shares, whether related to Signet’s business or overall market conditions, could adversely impact the assumptions used to perform the evaluation of its indefinite-lived intangible assets, including goodwill and trade names.
For further information on Signet’s testing for goodwill impairment, see “Critical Accounting Policies” under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent changes in the Company’s executive management team or the loss of additional key executive officers or employees could be disruptive to, or cause uncertainty in, its business or adversely impact performance.
Signet’s future success will partly depend upon the ability of senior management and other key employees to implement an appropriate business strategy. While Signet has entered into termination protection agreements with such key personnel, the retention of their services cannot be guaranteed and the loss of such services could have a material adverse effect on Signet’s ability to conduct its business and disrupt progress on its strategic initiatives. If the Company is not effective in succession planning, there may be a negative impact on the Company's ability to successfully hire for key executive management roles in a timely manner, and employee turnover in general may be disruptive to the Company’s operations. In addition, any new executives may wish, subject to Board approval, to change the strategy of Signet. The appointment of new executives may therefore adversely impact performance.
Signet’s business could be adversely affected by extreme weather conditions, natural disasters, or terrorism and acts of war.
Extreme weather conditions in the areas in which the Company’s stores are located could negatively affect the Company’s business and results of operations. For example, frequent or unusually heavy snowfall, ice storms, or other extreme weather conditions, whether as a result of climate change or otherwise, over a prolonged period could make it difficult for the Company’s salesforce or customers to travel to its stores and thereby reduce the Company’s sales and profitability.
In addition, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, or a combination of these or other factors, could damage or destroy the Company’s facilities or make it difficult for the salesforce or customers to travel to its stores, thereby negatively affecting the Company’s business and results of operations.
Terrorism and acts of war, both in the US and abroad, could also have a significant impact on Signet’s business. These actions have a significant effect on macroeconomic conditions, and on an individual level, may impact the Company’s ability to manufacture and ship its merchandise for sale to customers. Given that Signet’s control over such issues, including both weather disasters and large-scale violence, is extremely limited, the Company in such situations would not have a great ability to mitigate the impacts on its business and operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The following table provides the location, use and size of Signet’s corporate, distribution, and other non-retail facilities required to support the Company’s global operations as of February 1, 2020:

Location	Function	Approximate square footage	Lease or Own	Lease expiration
Akron, Ohio	Corporate and distribution	460,000	Lease	2048
Akron, Ohio	Credit(1)	86,000	Lease	2048
Akron, Ohio	Training	11,000	Lease	2048
Akron, Ohio	Repair facility	38,000	Own	N/A
Akron, Ohio	Administrative	32,000	Lease	2022
Barberton, Ohio	Non-merchandise fulfillment	135,000	Lease	2032
New York City, New York	Design	4,600	Lease	2021
New York City, New York	Diamond trading	1,000	Lease	2021
New York City, New York	Administrative	10,000	Lease	2023
New York City, New York	Administrative	8,000	Lease	2027
Dallas, Texas	Repair facility(2)	31,000	Lease	2029
Dallas, Texas	Administrative	190,000	Lease	2029
Frederick, Maryland	Customer service	7,716	Lease	2021
Toronto, Ontario (Canada)	Distribution and fulfillment	26,000	Lease	2022
Birmingham, UK	Corporate, distribution and e-commerce fulfillment	235,000	Own	N/A
Borehamwood, Hertfordshire (UK)	Administrative	36,200	Lease	2021
Gaborone, Botswana	Diamond polishing	34,200	Own	N/A
Mumbai, India	Diamond liaison	3,000	Lease	2019
Mumbai, India	Diamond liaison	2,936	Lease	2021
Ramat-Gan, Israel	Technology center	1,000	Lease	2021
Herzelia, Israel	Technology center	12,700	Lease	2023

(1)
In conjunction with the sale of the prime-only credit quality portion of in-house finance receivable portfolio in North America, the indicated property has been partially subleased to a third party service provider in conjunction with the Company’s outsourced credit program. See Note 4 of Item 8 for further details.

(2)	The indicated property is currently being subleased.
Sufficient distribution exists in all geographies to meet the respective needs of the Company’s operations.

Global retail property
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet’s divisions, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied. Below is a summary of property details by geography for Signet’s retail operations as of February 1, 2020:

	North America segment							International segment			Signet
	Kay	Zales	Peoples	Jared	Piercing Pagoda	Regional banners(1)	Total	H.Samuel	Ernest Jones	Total	Total stores
US	1,187	630	—	251	555	16	2,639	—	—	—	2,639
Canada	—	—	115	—	—	3	118	—	—	—	118
United Kingdom	—	—	—	—	—	—	—	261	177	438	438
Republic of Ireland	—	—	—	—	—	—	—	8	2	10	10
Channel Islands	—	—	—	—	—	—	—	2	1	3	3
Total	1,187	630	115	251	555	19	2,757	271	180	451	3,208

(1)	Includes one James Allen location.
North America retail property
Signet’s North America segment operates stores and kiosks in the US and Canada, with substantially all of the locations being leased. In addition to a minimum annual rent cost, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2020, most of the mall stores and kiosks only made base rental payments. Under the terms of a typical lease, the Company is required to conform and maintain its usage to agreed standards, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall.
The initial term of a mall store lease is generally ten years for North America. Off-mall locations, excluding Jareds, typically have an initial term of ten years with a five year termination right. Piercing Pagoda kiosks generally have one to five year leases. Towards the end of a lease, Signet evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where the Company is uncertain whether the location will meet its required return on investment, but the store is profitable, the leases may be renewed for one to two years, during which time the store’s performance is further evaluated. There are typically 250 to 300 such mall stores at any one time in the North America segment. Jared stores are normally opened on fifteen to twenty year leases with options to extend the lease, and rents are not sales related.
At February 1, 2020, the average unexpired lease term of leased premises for the North America segment was approximately three years for Kay and Zales mall locations and five years for off-mall Kay and Zales locations. Jared locations on average have seven years remaining. Approximately 76% of these leases had terms expiring within five years. Piercing Pagoda average lease term remaining is two years and all of these leases had terms expiring within five years.
The cost of a new Kay or Zales mall store is typically between $0.1 million and $0.7 million. The cost of a new Jared store is typically between $2.1 million and $3.3 million. The cost of a new Piercing Pagoda kiosk is approximately $0.1 million. The cost of remodels and refurbishments can vary greatly by location and age of store.
In the US, the North America segment collectively leases approximately 15% of store and kiosk locations from a single lessor. In Canada, it leases approximately 50% of its store locations from four lessors, with no individual lessor relationship exceeding 15% of its store locations. The segment had no other relationship with any lessor relating to 10% or more of its locations.
During the past five fiscal years, the Company generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s operations.
International retail property
The International segment’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into, or including break clauses in order to improve the flexibility of its lease commitments. At February 1, 2020, the average unexpired lease term of International premises was six years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value.
At the end of the lease period, subject to certain limited exceptions, International segment leaseholders generally have statutory rights to enter into a new lease of the premises on negotiated terms. As current leases expire, Signet believes that it will be able to renew leases, if desired, for present store locations or to obtain leases in equivalent or improved locations in the same general area. Signet has not experienced difficulty in securing leases for suitable locations for its International stores. No store lease is individually material to Signet’s operations.

A typical International segment store undergoes a major remodel every ten years and a less costly refurbishment every five years. It is intended that these investments will be financed by cash from operating activities. The cost of remodeling a regular store is typically between $0.2 million and $0.8 million for both H.Samuel and Ernest Jones, while remodels in prestigious locations could exceed these amounts.
The International segment has no relationship with any lessor relating to 10% or more of its store locations.
ITEM 3. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 27 of Item 8.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and dividend information
The Company’s common shares (symbol: SIG) are traded on the New York Stock Exchange.
Future payments of quarterly dividends will be based on Signet’s ability to satisfy all applicable statutory and regulatory requirements and its continued financial strength. Any future payment of cash dividends will depend upon such factors as Signet’s earnings, capital requirements, financial condition, restrictions under Signet’s credit facility, legal restrictions and other risk factors deemed relevant by the Board. See Item 1A Risk Factors.
Number of common shareholders
As of March 20, 2020, there were approximately 6,930 shareholders of record.
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the fourth quarter of Fiscal 2020:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 3, 2019 to November 30, 2019	323	$17.97	—	$165,586,651
December 1, 2019 to December 28, 2019	—	$—	—	$165,586,651
December 29, 2019 to February 1, 2020	—	$—	—	$165,586,651
Total	323	$17.97	—	$165,586,651

(1)
Includes 323 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

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
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of Signet’s common shares against the cumulative total return of the S&P 500 Index and the S&P 500 Specialty Retail Index for the five year period ended February 1, 2020. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s common shares and the respective indices on January 31, 2015 through February 1, 2020.
Related Shareholder Matters
Signet Jewelers Limited (the “Parent Company”) is classified by the Bermuda Monetary Authority as a non-resident of Bermuda for exchange control purposes. Issues and transfers of common shares involving persons regarded as non-residents of Bermuda for exchange control purposes may be effected without specific consent under the Exchange Control Act 1972 of Bermuda and regulations thereunder. Issues and transfers of common shares involving persons regarded as residents in Bermuda for exchange control purposes may require specific prior approval under the Exchange Control Act 1972 of Bermuda and regulations thereunder.
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The financial data included below for Fiscal 2020, Fiscal 2019 and Fiscal 2018 has been derived from the audited consolidated financial statements included in Item 8. The financial data for these periods should be read in conjunction with the financial statements, including the notes thereto, and Item 7. The financial data included below for Fiscal 2017 and Fiscal 2016 has been derived from the previously published consolidated audited financial statements not included in this document.

FINANCIAL DATA:	Fiscal 2020	Fiscal 2019	Fiscal 2018(1)	Fiscal 2017	Fiscal 2016
Consolidated statements of operations:	(in millions)
Sales	$6,137.1	$6,247.1	$6,253.0	$6,408.4	$6,550.2
Gross margin	$2,223.7	$2,160.8	$2,190.0	$2,360.8	$2,440.4
Selling, general and administrative expenses	$(1,918.2)	$(1,985.1)	$(1,872.2)	$(1,880.2)	$(1,987.6)
Operating income (loss)	$158.3	$(764.6)	$579.9	$763.2	$703.7
Net income (loss) attributable to common shareholders	$72.6	$(690.3)	$486.4	$531.3	$467.9
Same store sales percentage increase (decrease)	0.6%	(0.1)%	(5.3)%	(1.9)%	4.1%

	(as a % of sales)
Sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross margin	36.2%	34.6%	35.0%	36.8%	37.3%
Selling, general and administrative expenses	(31.3)%	(31.8)%	(29.9)%	(29.3)%	(30.4)%
Operating income (loss)	2.6%	(12.2)%	9.3%	11.9%	10.7%
Net income (loss) attributable to common shareholders	1.2%	(11.0)%	7.8%	8.3%	7.1%

Per share data:
Earnings (loss) per common share:
Basic	$1.40	$(12.62)	$7.72	$7.13	$5.89
Diluted	$1.40	$(12.62)	$7.44	$7.08	$5.87
Dividends declared per common share	$1.48	$1.48	$1.24	$1.04	$0.88

Weighted average common shares outstanding:	(in millions)
Basic	51.7	54.7	63.0	74.5	79.5
Diluted	51.8	54.7	69.8	76.7	79.7

Consolidated balance sheet:	(in millions)
Total assets (2)	$6,299.1	$4,420.1	$5,839.6	$6,597.8	$6,464.9
Total liabilities (2)	$4,459.5	$2,603.2	$2,726.2	$3,495.7	$3,404.2
Series A redeemable convertible preferred shares	$617.0	$615.3	$613.6	$611.9	n/a
Working capital	$1,502.2	$1,822.8	$2,408.9	$3,438.9	$3,437.0
Common shares outstanding	52.3	51.9	60.5	68.3	79.4

(1)	On September 12, 2017, the Company completed the acquisition of R2Net. Fiscal 2018 results include R2Net’s results since the date of acquisition. See Note 5 of Item 8 for additional information.

(2)
In Fiscal 2020, the Company adopted ASC 842, Leases, and as a result of the adoption the Company recorded operating right-of-use assets of $1.7 billion and operating leases liabilities of $1.8 billion as of February 1, 2020. See Note 2 and 17 in Item 8 for additional information.

n/a	Not applicable as Series A redeemable convertible preferred shares were issued in October 2016.

	Fiscal 2020	Fiscal 2019	Fiscal 2018(1)		Fiscal 2017	Fiscal 2016
Other financial data:
Free cash flow (in millions)(2)	$419.4	$564.2	$1,703.1		$400.3	$62.8
Effective tax rate	18.7%	18.1%	1.5%	(3)	23.9%	28.9%
ROCE(2)	11.7%	6.7%	19.1%		21.4%	21.0%
Adjusted leverage ratio(2)	4.1x	4.3x	3.1x		3.6x	3.3x

Store and employee data:
Store locations (at end of period)	3,208	3,334	3,556		3,682	3,625
Number of employees (full-time equivalents)(4)	26,126	22,989	24,888		29,566	29,057

(1)	On September 12, 2017, the Company completed the acquisition of R2Net. Fiscal 2018 results include R2Net’s results since the date of acquisition. See Note 5 of Item 8 for additional information.
(2)    Free cash flow, ROCE and adjusted leverage ratio are non-GAAP measures; see GAAP and non-GAAP Measures section below.

(3)	Effective tax rate in Fiscal 2018 includes favorable impact of the TCJ Act enacted by the US government in December 2017. See Note 12 of Item 8 for additional information.

(4)
Number of employees includes 162, 142, 127, 163 and 194 full-time equivalents employed in the diamond polishing plant located in Botswana for Fiscal 2020, Fiscal 2019, Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

GAAP AND NON-GAAP MEASURES
The discussion and analysis of Signet’s results of operations, financial condition and liquidity contained in this Annual Report on Form 10-K are based upon the consolidated financial statements of Signet which are prepared in accordance with US GAAP and should be read in conjunction with Signet’s consolidated financial statements and the related notes included in Item 8. A number of non-GAAP measures are used by management to analyze and manage the performance of the business, and the required disclosures for these non-GAAP measures are shown below.
Signet provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with GAAP.
1. Net Debt
Net debt is a non-GAAP measure defined as the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash and cash equivalents held by the Company.

(in millions)	February 1, 2020	February 2, 2019	February 3, 2018
Cash and cash equivalents	$374.5	$195.4	$225.1
Less: Loans and overdrafts	(95.6)	(78.8)	(44.0)
Less: Long-term debt	(515.9)	(649.6)	(688.2)
Net debt	$(237.0)	$(533.0)	$(507.1)
2. Return on Capital Employed, as Adjusted (“ROCE”)
ROCE is a non-GAAP measure calculated by dividing the 52 week annual operating income by the average quarterly capital employed and is expressed as a percentage. Capital employed includes accounts and other receivables, inventories, property, plant and equipment, other assets, accounts payable, accrued expenses and other current liabilities, other liabilities, deferred revenue and retirement benefit asset/obligation. This is a key performance indicator used by management for assessing the effective operation of the business and is considered a useful disclosure for investors as it provides a measure of the return on Signet’s operating assets. Further, this metric is utilized in evaluating management performance and incorporated into management’s long-term incentive plan metrics.

	Fiscal 2020	Fiscal 2019	Fiscal 2018
ROCE(1)	11.7%	6.7%	19.1%

(1)
ROCE in Fiscal 2020 was adjusted to exclude the impact of an immaterial out of period goodwill impairment adjustment of $47.7 million; ROCE in Fiscal 2019 was adjusted to exclude the impact of goodwill and intangible impairments totaling $735.4 million and $160.4 million of valuation losses associated with sale of the non-prime in-house accounts receivable portfolio recognized during the year. See Note 18 and Note 4 of Item 8 for additional information.

3. Free Cash Flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator used by management frequently in evaluating its overall liquidity and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary expenditure. In Fiscal 2019, net cash provided by operating activities included $445.5 million in proceeds received in connection with the sale of the Company’s non-prime receivable portfolio. In Fiscal 2018, net cash provided by operating activities included $952.5 million in proceeds received in connection with the sale of the Company’s prime receivable portfolio. See Note 4 of Item 8 for additional information regarding the sale of the prime and non-prime receivable portfolios.

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net cash provided by operating activities	$555.7	$697.7	$1,940.5
Purchase of property, plant and equipment	(136.3)	(133.5)	(237.4)
Free cash flow	$419.4	$564.2	$1,703.1
4. Leverage Ratio
The leverage ratio is a non-GAAP measure calculated by dividing Signet’s adjusted debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheet, plus Series A redeemable convertible preferred shares, plus an adjustment for operating leases (5x annual rent expense). Adjusted EBITDAR is a non-GAAP measure, defined as earnings before interest and income taxes, depreciation and amortization, and non-cash accounting adjustments (“Adjusted EBITDA”) and further excludes minimum fixed rent expense for properties occupied under operating leases. Adjusted EBITDA and Adjusted EBITDAR are considered important indicators of operating performance as they exclude the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs and accounting adjustments. Management believes these financial measures are helpful to enhancing investors’ ability to analyze trends in Signet’s business and evaluate Signet’s performance relative to other companies.

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Adjusted debt:
Long-term debt	$515.9	$649.6	$688.2
Loans and overdrafts	95.6	78.8	44.0
Series A redeemable convertible preferred shares(1)	617.0	615.3	613.6
Adjustments:
5x Rent expense	2,398.5	2,551.5	2,640.5
Adjusted debt	$3,627.0	$3,895.2	$3,986.3

Adjusted EBITDAR:
Net income (loss)	$105.5	$(657.4)	$519.3
Income taxes	24.2	(145.2)	7.9
Interest expense, net	35.6	39.7	52.7
Depreciation and amortization on property, plant and equipment(2)	177.1	179.6	194.1
Amortization of definite-lived intangibles(2)	0.9	4.0	9.3
Amortization of unfavorable leases and contracts	(5.5)	(7.9)	(13.0)
Other non-cash accounting adjustments(3)	67.4	980.7	—
Adjusted EBITDA	$405.2	$393.5	$770.3
Rent expense	479.7	510.3	528.1
Adjusted EBITDAR	$884.9	$903.8	$1,298.4

Adjusted Leverage ratio	4.1x	4.3x	3.1x

(1)	Series A redeemable convertible preferred shares were issued in October 2016.

(2)
Total amount of depreciation and amortization reflected on the consolidated statement of cash flows for Fiscal 2020, Fiscal 2019 and Fiscal 2018 equals $178.0 million, $183.6 million and $203.4 million, respectively, which includes $0.9 million, $4.0 million and $9.3 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.

(3)
Fiscal 2020 includes: 1) $47.7 million related to an immaterial out of period goodwill impairment adjustment; 2) $25.9 million related to charges in connection with the Company’s transformation plan; and 3) a $6.2 million gain on extinguishment of debt. Fiscal 2019 includes: 1) $735.4 million related to the goodwill and intangible impairments; 2) $160.4 million from the valuation losses related to the sale of eligible non-prime in-house accounts receivable; and 3) $84.9 million related to charges recorded in conjunction with the Company’s transformation plan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND GAAP AND NON-GAAP MEASURES
The following discussion and analysis of the results of operations, financial condition and liquidity is based upon the consolidated financial statements of Signet which are prepared in accordance with US GAAP. The following information should be read in conjunction with Signet’s financial statements and the related notes included in Item 8. The discussion in this Item 7 contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors” and “Forward-Looking Statements.”
A number of non-GAAP measures are used by management to analyze and manage the performance of the business. See Item 6 for the required disclosures related to these measures. Signet provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. The Company’s management does not, nor does it suggest investors should, consider such non-GAAP measures as more important than, in isolation from, or in substitution for, financial information prepared in accordance with GAAP.
Impacts of COVID-19 to Signet’s business
Following the end of Fiscal 2020, the global emergence of COVID-19 has had significant impacts on the Company’s business and the full extent of such impacts are currently unknown. COVID-19 has already begun to significantly impact consumer traffic and the Company’s retail sales, based on the perceived public health risk and government-imposed quarantines and restrictions of public gatherings and commercial activity to contain spread of the virus. As of the filing of this Annual Report on Form 10-K, based on recent governmental orders and the advice of leading health officials, the Company has taken certain precautionary and preemptive measures to address COVID-19. Effective March 23, 2020, the Company has temporarily closed all of its stores in North America, its diamond operations in New York and its support centers in the United States, and effective March 24, 2020, has temporarily closed all of its stores in the UK. The COVID-19 pandemic has also begun to disrupt the Company’s global supply chain, and may cause additional disruptions to operations if employees of the Company become sick, are quarantined or are otherwise limited in their ability to work at Company locations or travel. While the Company’s eCommerce business has not yet been significantly impacted, additional federal or state mandates ordering the shut-down of additional non-essential businesses could impact the Company’s ability to take or fulfill customer orders placed online.
The Company continues to actively monitor and manage the situation, and may take additional actions that may further alter normal business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, suppliers and shareholders. The Company is also taking numerous actions to maximize its financial flexibility and bolster its cash position as a result of the uncertainty. Refer to Liquidity and Capital Resources section below. It is not clear to what extent any of these impacts will have on the Company’s business, including the effects on its progress on the Path to Brilliance transformation plan, its customers and business prospects, or on its financial results in the near and long-term.
Market and operating conditions
The Company faces a highly competitive and dynamic retail landscape throughout the geographies where it does business, as well as a challenging macro-economic and political environment in the UK market. In Fiscal 2020, the Company continued to build on its progress toward achieving the goals of the Path to Brilliance transformation plan, and the Company’s performance reflected this progress. In Fiscal 2020, the Company’s performance exceeded its expectations, both for the full year and in the critical Holiday Season during the fourth quarter. Refer to Item 1 for further information on the Company’s mission and strategy, including the Path to Brilliance.
Exchange translation impact
The monthly average exchange rates are used to prepare the consolidated statements of operations. In Fiscal 2021, it is anticipated a five percent movement in the British pound to US dollar exchange rate would impact income before income taxes by approximately $0.5 million, while a five percent movement in the Canadian dollar to US dollar exchange rate would impact income before income taxes by approximately $0.4 million.
Fiscal 2020 Overview
Similar to many other retailers, Signet follows the retail 4-4-5 reporting calendar, which included an extra week in the fourth quarter of Fiscal 2018 (the “53rd week”). The 53rd week added $84.3 million in net sales and increased diluted earnings per share by approximately $0.12 for both the fourth quarter and full year Fiscal 2018. Both Fiscal 2020 and Fiscal 2019 were 52 week reporting periods.
Same Store Sales
Same store sales growth is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year. Sales from stores that have been open for less than 12 months are excluded from the comparison until their 12-month anniversary. Sales after the 12-month anniversary are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic area, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Comparisons at the divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. eCommerce sales are included in the calculation of same store sales for the period and the comparative figures from the anniversary of the launch of the relevant website. Same store sales exclude the 53rd week in the fiscal year in which it occurs. Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry.
Net Store Selling Space

	North America	International	Total Signet
Fiscal 2020
Openings(1)	38	—	38
Closures(1)	(138)	(26)	(164)
Net change in store selling space	(2.6)%	(4.2)%	(2.7)%
Fiscal 2019
Openings	42	3	45
Closures	(237)	(30)	(267)
Net change in store selling space	(5.8)%	(4.8)%	(5.7)%
Fiscal 2018
Openings	113	3	116
Closures	(235)	(7)	(242)
Net change in store selling space	(1.9)%	(0.4)%	(1.7)%

(1) Includes 18 store repositions during Fiscal 2020.
Cost of sales and Gross margin
Cost of sales is mostly composed of merchandise costs (net of discounts and allowances). Cost of sales also contains:

•	Occupancy costs such as rent, common area maintenance, depreciation and real estate tax.

•	Net bad debt expense and customers’ late payments prior to Signet outsourcing credit.(1)

•	Store operating expenses such as utilities, displays and merchant credit costs.

•	Distribution and warehousing costs including freight, processing, inventory shrinkage and related payroll.

(1)
Signet recognized two months of net bad debt expense, customer late payments and finance interest income (presented within other operating income) in the first quarter of Fiscal 2019 prior to the non-prime receivables being reclassified as receivables held for sale.

As the classification of cost of sales or selling, general and administrative expenses varies from retailer to retailer, Signet’s gross margin percentage may not be directly comparable to other retailers.
Factors that influence gross margin include pricing, promotional environment, changes in merchandise costs, changes in non-merchandise components of cost of sales (as described above), changes in sales mix, foreign exchange, gold and currency hedges and the economics of services such as repairs and extended service plans. The price of diamonds varies depending on their size, cut, color and clarity. Signet uses gold and currency hedges to reduce its exposure to market volatility in the cost of gold and the British pound to the US dollar exchange rate, but it is not able to do so for diamonds. For gold and currencies, the hedging period can extend to 24 months, although the majority of hedge contracts will normally be for a maximum of 12 months.
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

Selling, general and administrative expense (“SGA”)
SGA expense primarily includes store staff and store administrative costs as well as advertising and promotional costs. It also includes field support center expenses such as information technology, in-house credit operations prior to the Company’s outsourcing initiatives in the third quarter of Fiscal 2018 and third-party outsourcing fees and credit sales subsequent to the outsourcing initiative, finance, eCommerce and other operating expenses not specifically categorized elsewhere in the consolidated statements of operations.
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
Other operating income (loss)
Other operating income (loss) is primarily comprised of miscellaneous operating income and expense items such as litigation settlements and foreign currency gains and losses. Prior to the third quarter of Fiscal 2018, other operating income was predominantly comprised of interest income arising from in-house customer finance provided to the customers of the North America segment. In the third quarter of Fiscal 2018, the Company completed the sale of the prime portion of the in-house finance receivables. In the second quarter of Fiscal 2019, the Company completed the sale of the non-prime in-house accounts receivable. Subsequent to these transactions, the Company experienced a material reduction in the amount of interest income it recognized. See Note 4 in Item 8 for further detail on the Company’s credit transactions.
Results of Operations

	Fiscal 2020		Fiscal 2019		Fiscal 2018
(in millions)	$	% of sales	$	% of sales	$	% of sales
Sales	$6,137.1	100.0%	$6,247.1	100.0%	$6,253.0	100.0%
Cost of sales	(3,904.2)	(63.6)	(4,024.1)	(64.4)	(4,063.0)	(65.0)
Restructuring charges - cost of sales	(9.2)	(0.2)	(62.2)	(1.0)	—	—
Gross margin	2,223.7	36.2	2,160.8	34.6	2,190.0	35.0
Selling, general and administrative expenses	(1,918.2)	(31.3)	(1,985.1)	(31.8)	(1,872.2)	(29.9)
Credit transaction, net	—	—	(167.4)	(2.7)	1.3	—
Restructuring charges	(69.9)	(1.1)	(63.7)	(1.0)	—	—
Goodwill and intangible impairments	(47.7)	(0.8)	(735.4)	(11.8)	—	—
Other operating income (loss)	(29.6)	(0.5)	26.2	0.4	260.8	4.2
Operating income (loss)	158.3	2.6	(764.6)	(12.2)	579.9	9.3
Interest expense, net	(35.6)	(0.6)	(39.7)	(0.6)	(52.7)	(0.9)
Other non-operating income, net	7.0	0.1	1.7	—	—	—
Income (loss) before income taxes	129.7	2.1	(802.6)	(12.8)	527.2	8.4
Income tax benefit (expense)	(24.2)	(0.4)	145.2	2.3	(7.9)	(0.1)
Net income (loss)	$105.5	1.7%	$(657.4)	(10.5)%	$519.3	8.3%
COMPARISON OF FISCAL 2020 TO FISCAL 2019

•	Same store sales: up 0.6%.

•	Diluted earnings (loss) per share: $1.40 compared to $(12.62) in Fiscal 2019.
Sales
In Fiscal 2020, Signet’s same store sales increased by 0.6%, compared to a decrease of 0.1% in Fiscal 2019. Total sales were $6.14 billion, down $110.0 million or 1.8%, compared to $6.25 billion in Fiscal 2019. The total sales decline was primarily driven by net store closures of $181.4 million. The decrease was positively offset by growth in eCommerce sales, which were $750.4 million and 12.2% of sales compared to $682.4 million and 10.9% of sales in Fiscal 2019.

The breakdown of Signet’s sales performance during Fiscal 2020 is set out in the table below:

	Change from previous year
Fiscal 2020	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	—%	(0.8)%	(0.8)%	na	(0.8)%	$2,397.7
Zales	2.8%	(2.7)%	0.1%	na	0.1%	$1,261.3
Jared	(2.5)%	(2.2)%	(4.7)%	na	(4.7)%	$1,088.1
Piercing Pagoda	10.9%	(1.2)%	9.7%	na	9.7%	$331.7
James Allen	12.0%	—%	12.0%	—%	12.0%	$250.6
Peoples	(0.9)%	(1.7)%	(2.6)%	(1.1)%	(3.7)%	$200.6
Regional banners	(10.7)%	(48.2)%	(58.9)%	—%	(58.9)%	$35.8
North America segment	1.1%	(2.4)%	(1.3)%	—%	(1.3)%	$5,565.8
International segment	(4.9)%	(2.7)%	(7.6)%	(2.5)%	(10.1)%	$518.0
Other(1)	na	84.4%	84.4%	—%	84.4%	$53.3
Signet	0.6%	(2.1)%	(1.5)%	(0.3)%	(1.8)%	$6,137.1

(1)	Includes sales from Signet’s diamond sourcing initiative.

na	Not applicable.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Fiscal Year	Fiscal 2020		Fiscal 2019		Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Kay		$500		$506	(1.4)%	8.6%	1.5%	(8.6)%
Zales		$489		$480	1.7%	1.9%	1.6%	3.5%
Jared		$696		$659	4.7%	10.2%	(6.5)%	(13.0)%
Piercing Pagoda		$74		$69	7.2%	9.5%	3.3%	3.2%
James Allen		$3,922		$3,738	4.9%	(11.0)%	11.8%	28.8%
Peoples(3)	C$	424	C$	429	(1.9)%	(0.9)%	1.6%	2.8%
Regional banners		$530		$477	16.7%	5.1%	(24.3)%	(16.0)%
North America segment		$388		$386	0.5%	4.3%	1.1%	(3.0)%
H.Samuel (4)		£84		£83	—%	(4.6)%	(5.0)%	(0.3)%
Ernest Jones (4)		£366		£359	0.5%	(2.2)%	(5.7)%	(3.4)%
International segment(4)		£138		£137	—%	(4.2)%	(5.1)%	(0.9)%

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
North America sales
The North America segment’s total sales were $5.57 billion compared to $5.64 billion in the prior year, down 1.3%. Same store sales increased 1.1% compared to an increase of 0.5% in the prior year. North America’s ATV increased 0.5%, and the number of transactions increased 1.1%. eCommerce sales increased 10.7% and brick and mortar sales declined 0.2% on a same store sales basis.
The percentage of sales from new merchandise increased during the year, including Center of Me and Love + Be LovedTM, somewhat offset by declines in legacy product. Bridal and fashion sales each increased on a same store sales basis while the Watches and Other categories declined on a same store sales basis.

International sales
In Fiscal 2020, the International segment’s total sales were $518.0 million, down 10.1%, compared to $576.5 million in Fiscal 2019. Sales declined across categories continuing to reflect a difficult operating environment in the UK. Same store sales decreased by 4.9% compared to a decrease of 5.2% in Fiscal 2019. ATV was flat while the number of transactions decreased 5.1%. eCommerce sales increased 2.7% and brick and mortar sales declined 5.9% on a same store sales basis.
Fourth quarter sales
In the fourth quarter, Signet’s total sales were $2.15 billion, down $1.4 million or 0.1%, compared to a decrease of 6.0% in the prior year fourth quarter. Same store sales were up 2.3% compared to a decrease of 2.0% in the prior year fourth quarter. The total sales decrease was driven by net store closures compared to prior year. The decrease was offset by eCommerce sales which were $299.9 million or 13.9% of total sales, compared to $260.6 million or 12.1% of total sales in the prior year fourth quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fourth Quarter of Fiscal 2020	Same store sales(1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
Kay	0.6%	(1.8)%	(1.2)%	na	(1.2)%	$827.3
Zales	5.9%	(1.8)%	4.1%	na	4.1%	$480.1
Jared	(2.0)%	(1.9)%	(3.9)%	na	(3.9)%	$367.2
Piercing Pagoda	7.7%	(0.1)%	7.6%	na	7.6%	$106.6
James Allen	32.6%	—%	32.6%	na	32.6%	$84.2
Peoples	3.3%	(1.6)%	1.7%	1.1%	2.8%	$76.3
Regional banners	(7.5)%	(44.5)%	(52.0)%	0.2%	(51.8)%	$12.1
North America segment	2.9%	(2.4)%	0.5%	0.1%	0.6%	$1,953.8
International segment	(3.1)%	(3.2)%	(6.3)%	1.8%	(4.5)%	$186.2
Other(1)	na	(20.8)%	(20.8)%	—%	(20.8)%	$13.3
Signet	2.3%	(2.6)%	(0.3)%	0.2%	(0.1)%	$2,153.3

(1)	Includes sales from Signet’s diamond sourcing initiative.

na	Not applicable.

	Average Merchandise Transaction Value(1)(2)						Merchandise Transactions
	Average Value				Change from previous year		Change from previous year
Fiscal Year	Fiscal 2020		Fiscal 2019		Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Kay		$440		$473	(7.2)%	8.2%	8.4%	(9.3)%
Zales		$440		$435	1.1%	(0.5)%	4.1%	2.3%
Jared		$619		$607	1.3%	11.8%	(2.9)%	(18.4)%
Piercing Pagoda		$80		$74	8.1%	10.4%	(0.6)%	5.3%
James Allen		$4,014		$3,674	9.3%	(13.2)%	21.6%	13.6%
Peoples(3)	C$	379	C$	384	(2.1)%	(3.3)%	4.2%	6.0%
Regional banners		$492		$430	(1.1)%	1.2%	(9.7)%	(17.0)%
North America segment		$374		$374	(0.5)%	2.2%	3.4%	(4.0)%
H.Samuel(4)		£80		£80	—%	(4.8)%	(4.5)%	(0.8)%
Ernest Jones(4)		£329		£314	3.5%	(1.6)%	(4.9)%	(8.5)%
International segment(4)		£125		£123	1.6%	(5.4)%	(4.6)%	(2.3)%

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

North America sales
The North America segment’s total sales were $1.95 billion compared to $1.94 billion in the prior year, up 0.6%. Same store sales grew in all mall based banners, resulting in an increase of 2.9% compared to a decrease of 1.4% in the prior year. The North America segment’s ATV decreased 0.5%, while the number of transactions increased 3.4% driven by higher conversion in-store. eCommerce sales increased 15.0% and brick and mortar sales increased 1.1% on a same store sales basis.
Bridal and fashion category sales grew on a same store sales basis reflecting strengthened product newness including new collections Center of Me and Marilyn Monroe. The Watches and Other categories declined on a same store sales basis.
International sales
The International segment’s total sales decreased 4.5% to $186.2 million compared to $195.0 million in the prior year and decreased 6.3% at constant exchange rates. Same store sales decreased 3.1% compared to a decrease of 7.3% in the prior year. Sales declined across all categories, continuing to reflect a difficult operating environment in the UK. In the International segment’s ATV increased 1.6%, while the number of transactions decreased 4.6%. eCommerce sales increased 15.8% and brick and mortar sales declined 5.8% on a same store sales basis.
Cost of sales and Gross margin
In Fiscal 2020, gross margin was $2.22 billion or 36.2% of sales compared to $2.16 billion or 34.6% of sales in Fiscal 2019. Factors impacting gross margin rate for the year to date period included: 1) transformation plan cost savings; 2) a favorable impact of 80 bps related to credit outsourcing; and 3) an unfavorable impact of 30 bps related to lower margin diamond sales to third parties from our Botswana operations. In addition, gross margin in the current year was favorably impacted by a reduction in inventory charges related to the transformation plan compared to the prior year. The current year included $9.2 million in charges related to discontinued inventory under the plan, compared to charges of $62.2 million related to this inventory in the prior year comparable period.
In the fourth quarter, gross margin was $897.9 million or 41.7% of sales compared to $877.8 million or 40.7% of sales in the prior year fourth quarter. The gross margin rate reflected: 1) transformation cost savings, 2) the benefit of lapping an inventory write-down in the prior year fourth quarter, and 3) lower store occupancy costs inclusive of closed stores. In the current year quarter, a charge of $3.4 million was taken related to inventory that the Company previously discontinued as part of its transformation plan.
See Note 7 of Item 8 for additional information regarding the Company’s restructuring activities.
Selling, general and administrative expenses (“SGA”)
Selling, general and administrative expenses for Fiscal 2020 were $1.92 billion or 31.3% of sales compared to $1.99 billion or 31.8% of sales in Fiscal 2019. SGA decreased year over year primarily due to lower store staff costs, inclusive of closed stores, and transformation cost savings. Additionally, there was a benefit of lapping a charge related to a previously disclosed regulatory matter in the prior year. These benefits were offset by slightly higher advertising expense and increased credit costs related to the transition to an outsourced credit model.
In the fourth quarter, SGA expense was $633.2 million or 29.4% of sales compared to $647.2 million or 30.0% of sales in the prior year fourth quarter. Changes in SGA were driven by: 1) lower advertising spend with increased impressions, 2) lower store staff costs inclusive of closed stores, 3) the benefit of lapping a charge related to a regulatory matter in the prior year, and 4) higher incentive compensation.
Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be the OmniChannel jewelry category leader. During Fiscal 2020, restructuring charges of $69.9 million were recognized, $16.7 million of which were non-cash charges, primarily related to store closures, severance costs, and professional fees for legal and consulting services related to the Plan.
In the fourth quarter, restructuring charges of $10.5 million, of which $4.6 million were non-cash charges, were recognized primarily related to store closure costs and professional fees for legal and consulting services related to the Plan.
See Note 7 of Item 8 for additional information regarding the Company’s restructuring activities.
Goodwill and intangible impairments
During the 13 weeks ended August 3, 2019, an immaterial out-of-period adjustment of $47.7 million was recognized within goodwill and intangible impairments on the consolidated statements of operations.
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
See Note 18 of Item 8 for additional information on the impairments.
Other operating income (loss)
In Fiscal 2020, other operating income (loss) was $(29.6) million compared to $26.2 million in Fiscal 2019. In the fourth quarter, other operating income (loss) was $(31.0) million compared to $0.7 million in the prior year fourth quarter. The loss in both fourth quarter and full year Fiscal 2020 was primarily driven by a $33.2 million charge, net of expected insurance recoveries, related to the proposed settlement of a shareholder litigation matter.
Refer to Note 27 of Item 8 for additional information on this litigation matter.
Operating income (loss)
In Fiscal 2020, operating income was $158.3 million or 2.6% of sales compared to an operating loss of $(764.6) million or (12.2)% of sales in Fiscal 2019. The operating income increase year over year was driven by: 1) the benefit of lapping prior year charges of $735.2 million related to goodwill offset by an out-of-period adjustment of $47.7 million; 2) lower store staff costs, inclusive of closed stores; 3) transformation cost savings; 4) the reduction of inventory charges related to the transformation plan from $62.2 million in Fiscal 2019 to $9.2 million in Fiscal 2020; and 5) the lapping of $167.4 million in charges related to the sale of eligible non-prime in-house accounts receivable in Fiscal 2019. Operating income was unfavorably impacted by a current year charge of $33.2 million, net of expected insurance recoveries, related to the proposed settlement of a shareholder litigation matter.

	Fiscal 2020		Fiscal 2019
(in millions)	$	% of sales	$	% of sales
North America segment(1)	$327.0	5.9%	$(621.1)	11.0%
International segment(2)	16.0	3.1%	12.9	2.2%
Other(3)	(184.7)	nm	(156.4)	nm
Operating income (loss)	$158.3	2.6%	$(764.6)	(12.2)%

(1)
Fiscal 2020 includes $47.7 million related to an immaterial out-of-period goodwill adjustment and $6.0 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. Fiscal 2019 includes: 1) $731.8 million related to goodwill and intangible impairments; 2) $52.7 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; and 3) $160.4 million from the valuation losses related to the sale of eligible non-prime in-house accounts receivable. See Note 18, Note 7 and Note 4, respectively, of Item 8 for additional information.

(2)	Fiscal 2019 includes $3.8 million related to inventory charges recorded in conjunction with the Company’s transformation plan activities. See Note 7 of Item 8 for additional information.

(3)
Fiscal 2020 includes $73.1 million related to charges recorded in conjunction with the Company’s restructuring activities, including inventory charges, and a net charge of $33.2 million related to the proposed settlement of a shareholder litigation matter. Fiscal 2019 includes: 1) $69.4 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges; 2) $11.0 million related to the resolution of a previously disclosed regulatory matter; 3) $7.0 million representing transaction costs associated with the sale of the non-prime in-house accounts receivable; and 4) $3.6 million of goodwill and intangible impairments. See Note 7, Note 27, Note 4 and Note 18, respectively, of Item 8 for additional information.

nm	Not meaningful.
In the fourth quarter, operating income (loss) was $223.2 million or 10.4% of sales compared to $(83.5) million or (3.9)% of sales in prior year fourth quarter. The operating income change reflected: 1) the benefit of lapping prior year charges of $286.7 million related to goodwill, 2) transformation cost savings, 3) lower advertising, 4) a $33.2 million charge, net of expected insurance recoveries, related to the proposed settlement of a shareholder litigation matter, and 5) higher incentive compensation.

	Fourth Quarter Fiscal 2020		Fourth Quarter Fiscal 2019
(in millions)	$	% of sales	$	% of sales
North America segment(1)	$259.9	13.3%	(60.1)	(3.1)%
International segment	30.1	16.2%	31.0	15.9%
Other(2)	(66.8)	nm	(54.4)	nm
Operating income (loss)	$223.2	10.4%	$(83.5)	(3.9)%

(1)
Fiscal 2019 includes $286.7 million related to the goodwill and intangible impairments recognized in the fourth quarter and a credit of $1.0 million related to inventory discontinued as part of the Company’s restructuring activities. See Note 18 and Note 7, respectively, of Item 8 for additional information.

(2)
Fiscal 2020 includes a net charge of $33.2 million related to the proposed settlement of a shareholder litigation matter and charges of $13.9 million recorded in conjunction with the Company’s restructuring activities. Fiscal 2019 includes $28.1 million and $11.0 million related to charges recorded in conjunction with the Company’s restructuring activities and the resolution of a previously disclosed regulatory matter, respectively. See Note 7 and Note 27, respectively, of Item 8 for additional information.

nm	Not meaningful.

Interest expense, net
In Fiscal 2020, net interest expense was $35.6 million compared to $39.7 million in Fiscal 2019. In the fourth quarter, net interest expense was $7.7 million compared to $10.8 million in the prior year fourth quarter. The reduction in both periods resulted from lower average borrowings during the year compared to the prior year and the favorable impact of lower average interest rates due to the debt refinancing during the third quarter of Fiscal 2020. The weighted average interest rate for the Company’s debt outstanding, including the impact of debt issuance amortization, discounts, and other financing fees, for the full year was 6.0% compared to 5.6% in the prior year. The weighted average interest rate for the Company’s debt outstanding for the fourth quarter was 4.7% compared to 5.9% in the prior year fourth quarter.
See Note 23 of Item 8 for additional information on interest.
Other non-operating income, net
In Fiscal 2020, other non-operating income, net was $7.0 million compared to $1.7 million in Fiscal 2019. The increase reflects a $6.2 million net gain related to the completion of the Company’s debt refinancing, which consists of an $8.2 million net gain on the early extinguishment of the 4.700% Senior Notes due 2024 (the “Senior Notes”) of Signet UK Finance plc, Signet’s wholly-owned subsidiary, partially offset by a $2.0 million write-off of unamortized debt issuance costs related to the termination of the Company’s prior credit facility.

See Note 23 of Item 8 for additional information on the net gain on extinguishment and the Company’s refinancing activities.
Income taxes
Income tax expense for Fiscal 2020 was $24.2 million compared to a benefit of $145.2 million in Fiscal 2019, with an effective tax rate of 18.7% for Fiscal 2020 compared to 18.1% in Fiscal 2019. In the fourth quarter, income tax expense was $27.9 million compared to expense of $13.9 million in the prior year fourth quarter. The higher effective tax rate was driven primarily by the impact of the non-deductible goodwill impairment charge offset by the pre-tax earnings mix by jurisdiction. The prior year fourth quarter tax expense was driven primarily by 1) the impact of the non-deductible goodwill impairment charge; 2) pre-tax earnings mix by jurisdiction; and 3) an out of period goodwill adjustment related to a deferred tax liability associated with the Zale acquisition.
COMPARISON OF FISCAL 2019 TO FISCAL 2018

•	Same store sales: down 0.1%

•	Diluted earnings (loss) per share: $(12.62) compared to $7.44 in Fiscal 2018
Sales
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
Other operating income (loss)
In Fiscal 2019, other operating income was $26.2 million or 0.4% of sales compared to $260.8 million or 4.2% of sales in Fiscal 2018. In the fourth quarter, other operating income was $0.7 million or 0.0% of sales compared to $39.5 million or 1.7% of sales in the prior year fourth quarter. The year-over-year decrease was primarily driven by $28.0 million in other expense related to the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio during the third quarter of Fiscal 2018, partially offset by the 53rd week which added $1.3 million of other income in Fiscal 2018.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its ABL Revolving Facility (defined below). As of February 1, 2020, the Company had $374.5 million of cash and cash equivalents and $613.1 million of outstanding debt.

As a result of the business disruption created by COVID-19, including temporary broadscale store closures, the Company is aggressively reducing overall capital expenditures, prioritizing digital investments to enhance its new and modernized eCommerce platform and provide a frictionless shopping experience for customers. This will include flexible fulfillment which unlocks store level inventory and enables buy online pick up in store. Inventory management will continue to be a strategic focus for the Company. Transformational cost reductions include using data and analytics to drive marketing efficiencies, significantly reducing discretionary spend, implementing temporary reduced work hours and furloughs across store and support center teams, and lowering cash compensation for executives and the Company’s Board of Directors.
In addition, as a prudent measure to increase the Company’s financial flexibility and bolster its cash position, on March 19, 2020, the Company elected to access an additional $900 million on the ABL Revolving Facility. At the time of draw down, the Company had more than $1.2 billion in cash and approximately $292 million available on the ABL Revolving Facility.
As further described below, the ABL Revolving Facility is subject to a fixed charge coverage ratio if excess availability under the facility falls below 10% of the borrowing base or $100 million, whichever is higher. The Company's most recently reported borrowing base under the ABL Revolving Facility as of the date of the draw down was approximately $1.4 billion. The Company’s Senior Notes (as defined below) due in 2024 are not subject to financial covenants.
The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL Revolving Facility will be sufficient to meet business requirements, including funding working capital needs, projected investments (including capital expenditures), and debt service.
Primary sources and uses of operating cash flows
Operating activities provide the primary source of cash for the Company and are influenced by a number of factors, the most significant of which are operating income and changes in working capital items, such as:

•	changes in the level of inventory as a result of sales and other strategic initiatives (i.e. store count);

•	changes and timing of accounts payable and accrued expenses, including variable compensation; and

•	changes in deferred revenue, reflective of the revenue from performance of extended service plans.

Signet derives most of its operating cash flows through the sale of merchandise and extended service plans. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by third-party credit or debit card. As further discussed in Note 4 of Item 8, the Company has outsourced its prime and non-prime credit portfolios, and it receives cash from its outsourced financing partners (net of applicable fees) within two days of the customer sale. Offsetting these receipts, the Company’s largest operating expenses are the purchase of inventory, store occupancy costs (including rent), and payroll and payroll-related benefits.
Summary cash flows
The following table provides a summary of Signet’s cash flow activity for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net cash provided by operating activities	$555.7	$697.7	$1,940.5
Net cash used in investing activities	(140.8)	(119.0)	(569.4)
Net cash used in financing activities	(237.0)	(602.7)	(1,253.6)
Increase (decrease) in cash and cash equivalents	177.9	(24.0)	117.5

Cash and cash equivalents at beginning of period	195.4	225.1	98.7
Increase (decrease) in cash and cash equivalents	177.9	(24.0)	117.5
Effect of exchange rate changes on cash and cash equivalents	1.2	(5.7)	8.9
Cash and cash equivalents at end of period	$374.5	$195.4	$225.1
Operating activities

•	Net income was $105.5 million compared to net loss of $(657.4) million in the prior year period, an increase of $762.9 million.

•
Non-cash goodwill and intangible asset impairment charges were $47.7 million compared to $735.4 million in the prior year period, a decrease of $687.7 million. See Note 18 of Item 8 for additional information regarding the impairments recognized in each period.

•
Non-cash restructuring charges were $25.9 million compared to $84.9 million in the prior year period, a decrease of $59.0 million primarily due to the $62.2 million inventory charge recognized in the prior year. See Note 7 of Item 8 for additional information.

•	Depreciation and amortization decreased $5.6 million to $178.0 million from $183.6 million in the prior year comparable period.

•
Cash used by accounts receivable totaled $15.2 million compared to a source of $45.7 million in the prior year comparable period. The decrease was primarily attributable to the outsourcing of the North America private label credit card program and the sale of the non-prime credit portfolio in June 2018. See Note 4 of Item 8 for additional information regarding the outsourcing of this credit program and portfolio. Additionally, the prior year comparable period also included cash proceeds of $445.5 million from the sale of eligible non-prime in-house finance receivables, as well as a non-cash loss of $160.4 million as a result of the credit transaction. North America payment plan participation rate, including both credit and leasing sales, was 49.9% versus 51.7% in the prior year.

•
Cash provided by inventory was $48.8 million compared to cash used of $194.3 million in Fiscal 2019. The change in inventory cash flows is attributed to the change in total inventory on-hand to $2.3 billion in Fiscal 2020 compared to $2.4 billion in Fiscal 2019. This decrease reflects the Company’s reduced store count year over year, as well as the ongoing initiatives under the Company’s transformation plan to better manage on hand inventory. Lower inventory quantities on hand were partially offset by higher gold prices.

•	Cash provided by accounts payable was $77.2 million compared to a use of $78.5 million in Fiscal 2019 primarily due to timing of payments and inventory purchases.

•
The increase in accrued expenses and other liabilities was $232.9 million compared to an increase of $55.9 million in Fiscal 2019 and the increase in other assets and other receivables was $184.2 million compared to a decrease of $0.7 million in Fiscal 2019. Both changes were primarily due to the proposed shareholder litigation settlement which resulted in a liability of $240.6 million related to the proposed settlement and an insurance proceeds receivable of $207.4 million in Fiscal 2020. See notes 24 and 27 for additional information regarding the proposed shareholder litigation.

•
Deferred taxes was a source of $21.5 million compared to a use of $105.6 million in Fiscal 2019. The change is primarily attributable to changes in the net operating loss carryfowards in the US between periods. See Note 12 for additional information.

Forward-flow receivables outsourcing agreement with Investors
In conjunction with the sale of the majority of Signet’s non-prime in-house accounts receivable to CarVal and Castlelake (collectively, the “Investors”), beginning in June 2018, the Investors began purchasing the majority of forward flow receivables of Signet’s non-prime credit from Signet for a five-year term. As previously disclosed, the Investors have a right to terminate the purchase of the forward flow receivables if the realized yield falls below an agreed upon threshold measured at certain contractual measurement dates. As of the most recent contractual measurement date, December 31, 2019, the realized yield for the forward flow receivables was below the agreed upon threshold, which gave the Investors the right to terminate.  On March 23, 2020, CarVal provided notice to the Company that it was terminating the agreement effective the same day.  In the notice of termination, CarVal stated that it is willing to provide a 30-day purchase facility at substantially the same terms as the terminated agreement, but for a fixed term of 30 days from March 23, 2020. Signet is in discussions with CarVal regarding such transition agreement. Castlelake has informed Signet that, subject to their reservation of rights, they do not currently intend to terminate their agreement.  On March 25, 2020, Castlelake and Signet entered into a non-binding memorandum of understanding (“MOU”) regarding the parties’ shared interest in a potential definitive agreement whereby Castlelake would purchase 100% of the funding obligations on the forward flow and add on purchases on a go-forward basis. The above developments have no impact on the sale of the non-prime in-house accounts receivable completed in June 2018 and only applies to future forward flow receivables on a go-forward basis, which represented approximately 7% of Signet’s Fiscal 2020 revenue. Signet’s agreement with the credit servicer, Genesis, remains in place. Signet believes that the termination by CarVal will not have a material adverse impact on its financial condition or results of operations.
Investing Activities
Net cash used in investing activities was $140.8 million compared to $119.0 million in the prior period. Cash used in each period was primarily for capital additions associated with new stores and remodels of existing stores, as well as capital investments in IT.

Stores opened and closed in Fiscal 2020:

Store count by banner	February 2, 2019	Openings	Closures	February 1, 2020
Kay	1,214	19	(46)	1,187
Zales	658	5	(33)	630
Peoples	123	1	(9)	115
Jared	256	3	(8)	251
Piercing Pagoda	574	10	(29)	555
Regional banners	32	—	(13)	19
North America segment	2,857	38	(138)	2,757
H.Samuel	288	—	(17)	271
Ernest Jones	189	—	(9)	180
International segment	477	—	(26)	451
Signet	3,334	38	(164)	3,208
Net Cash Used in Financing Activities
Net cash used in financing activities in Fiscal 2020 was $237.0 million, comprised primarily of $108.6 million for dividend payments on common and preferred shares and net debt repayments of $166.4 million. See further information on debt movements below.

Net cash used in financing activities in Fiscal 2019 was $602.7 million, comprised primarily of $485.0 million for the repurchase of common shares, $110.2 million for dividend payments on common and preferred shares, and $31.3 million for net debt repayments.
Movement in Cash and Indebtedness
Cash and cash equivalents at February 1, 2020 were $374.5 million compared to $195.4 million as of February 2, 2019. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
During Fiscal 2020, the Company completed a debt refinancing which included the termination of the Company’s previous credit facility and the settlement of a portion of its Senior Notes, as well as entering into a new five-year asset based lending facility, which consisted of a $1.5 billion ABL Revolving Facility and $100.0 million FILO Term Loan Facility (collectively, the “ABL Facility”). Refer to Note 23 of Item 8 for further information regarding the debt refinancing activities.

At February 1, 2020, Signet had $613.1 million of outstanding debt, comprised of $147.5 million of Senior Notes, $270.0 million on the ABL Revolving Facility, $100.0 million on the FILO Term Loan Facility, and other loans and bank overdrafts totaling $95.6 million. During Fiscal 2020, as a result of the above noted refinancing activities, the Company repaid $294.9 million and terminated the term loan under the prior credit facility and paid $241.5 million (including third party fees) to settle a portion of the Senior Notes. Additionally, the Company borrowed $100.0 million on the FILO Term Loan Facility and had net borrowings of $270.0 million on the ABL Revolving Facility.

At February 2, 2019, Signet had $734.0 million of outstanding debt, comprised of $399.0 million of Senior Notes, $294.9 million outstanding on its then current term loan facility, and bank overdrafts totaling $40.1 million.
The Company had stand-by letters of credit on the ABL Revolving Facility of $14.9 million as of February 1, 2020 that reduced remaining borrowing availability. Available borrowings under the ABL Revolving Facility were $1.2 billion as of February 1, 2020.
Net debt was $237.0 million as of February 1, 2020 compared to net debt of $533.0 million as of February 2, 2019.

Capital availability
Signet’s level of borrowings and cash balances fluctuates during the year reflecting the seasonality of its cash flow requirements and business performance. Notwithstanding the aforementioned potential impacts of COVID-19, management believes that cash balances and the committed borrowing facilities (including the ABL Facility described more fully in Note 23 of Item 8) currently available to the business are sufficient for both its present and near term requirements. The following table provides a summary of these items as of February 1, 2020, February 2, 2019 and February 3, 2018:

(in millions)	February 1, 2020	February 2, 2019	February 3, 2018
Working capital(1)	$1,502.2	$1,822.8	$2,408.9
Capitalization:
Long-term debt	515.9	649.6	688.2
Series A redeemable convertible preferred shares	617.0	615.3	613.6
Shareholder’s equity	1,222.6	1,201.6	2,499.8
Total capitalization	$2,355.5	$2,466.5	$3,801.6
Additional amounts available under credit agreements	$1,158.1	$685.4	$684.3
(1) Includes cash and cash equivalents
If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of February 1, 2020, the threshold related to the fixed coverage ratio was approximately $150 million. The ABL Facility also places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. This payment restrictions threshold was approximately $260 million as of February 1, 2020.
As of February 1, 2020 and February 2, 2019, the Company was in compliance with all debt covenants.
Credit Rating
The following table provides Signet’s credit ratings as of February 1, 2020:

Rating Agency	Corporate	Senior Unsecured Notes
Standard & Poor’s	BB-	BB-
Moody’s	Ba2	Ba3
Fitch	B+	BB
OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
Signet held $625.7 million of consignment inventory which is not recorded on the balance sheet at February 1, 2020, as compared to $726.8 million at February 2, 2019. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.
Contingent property liabilities
At February 1, 2020, approximately 18 property leases had been assigned by Signet to third parties (and remained unexpired and occupied by assignees at that date) and approximately four additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the consolidated statements of operations as it arises, has not been material.
CONTRACTUAL OBLIGATIONS
Long-term debt obligations comprise borrowings with an original maturity of greater than one year. It is expected that operating commitments will be funded from future operating cash flows and no additional facilities will be required to meet these obligations. Additional information regarding Signet’s long-term debt is available in Note 23 included in Item 8.
Operating lease obligations represent future minimum lease payments for operating leases having non-cancelable terms in excess of one year. Variable lease costs such as contingent rent and variable rent increases are excluded from the calculation of minimum lease payments. Additional information regarding Signet’s operating leases is available in Note 17 included in Item 8.

Contractual obligations as of February 1, 2020

(in millions)	Less than one year	Between one and three years	Between three and five years	More than five years	Total
Long-term debt obligations - Principal(1)	$63.1	$—	$517.5	$—	$580.6
Long-term debt obligations - Interest(2)	18.3	36.7	28.6	—	83.6
Operating lease obligations(3)	455.5	729.9	474.6	551.0	2,211.0
Capital commitments	22.3	—	—	—	22.3
Pension contributions	4.5	6.3	0.3	—	11.1
Commitment fee payments	2.3	4.6	3.9	—	10.8
Deferred compensation plan	2.4	6.6	6.8	19.6	35.4
Total	$568.4	$784.1	$1,031.7	$570.6	$2,954.8

(1)	Includes principal payments on all long-term debt obligations.

(2)
Includes future interest payments on all long-term debt obligations, inclusive of both fixed- and variable-rate debt. Projected interest costs on variable rate debt were calculated using rates in effect at February 1, 2020. Amounts exclude the amortization of debt discounts, the amortization of loan fees and fees for lines of credit that would be included in interest expense in the consolidated statements of operations.

(3)
Operating lease obligations relate to minimum payments due under store lease arrangements. Real estate taxes, insurance and common area maintenance fees were approximately are excluded in the table above.

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
Revenue recognition for extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the consolidated statements of operations.
The North America segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Customers generally pay for ESP at the store at the time of merchandise sale. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated pattern of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 17 years after the sale of the warranty contract. Although claims experience varies between our national banners, thereby resulting in different recognition rates, approximately 55% of revenue is recognized within the first two years on a weighted average basis.
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
The impairment test for goodwill involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
The fair value methodologies used by the Company in testing goodwill and indefinite-lived intangible assets include assumptions related to sales trends, discount rates, royalty rates and other assumptions that are judgmental in nature. If future economic conditions are different than those projected by management in its most recent impairment tests for goodwill and indefinite-lived intangible assets, future impairment charges may be required. See Note 18 for further details.
Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The Company recorded a valuation allowance of $38.4 million and $38.9 million, as of February 1, 2020 and February 2, 2019, respectively, due to uncertainties related to the Company’s ability to utilize some of the deferred tax assets, primarily consisting of net operating losses, foreign tax credits and capital losses carried forward.
The annual effective tax rate is based on annual income, statutory tax rates and tax planning strategies available in the various jurisdictions in which the Company operates. The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company records a reserve for uncertain tax positions, including interest and penalties. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.See Note 12 in Item 8 for additional information regarding deferred tax assets and unrecognized tax benefits.
Leases
Signet adopted ASU 2016-02 and related updates effective February 3, 2019 using the additional transition method provided for in ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which permitted the Company as of the effective date of ASU 2016-02 to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The impact of this approach was deemed immaterial upon adoption of ASU 2016-02. As part of the adoption of ASU 2016-02, the Company utilized the practical expedient relief package, as well as the short-term leases and portfolio approach practical expedients.
Signet occupies certain properties and holds machinery and vehicles under operating leases. Signet determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to selling, general and administrative expenses as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Further, certain leases provide for variable rent increases based on indexes specified within the lease agreement. As the contingent rent and variable increases are not measurable at inception, the amounts are excluded from minimum rent and the calculation of the operating lease liability. These amounts are included in variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and non-current operating lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate available at the lease commencement date, based primarily on the underlying lease term, in measuring the present value of lease payments. Lease terms, which include the period of the lease that can not be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
Payments arising from operating lease activity, as well as variable and short-term lease payments not included within the operating lease liability, are included as operating activities on the Company’s consolidated statement of cash flows. Operating lease payments representing costs to ready an asset for its intended use (i.e. leasehold improvements) are represented within investing activities within the Company’s consolidated statements of cash flows.
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
A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists of forward foreign currency exchange contracts and commodity forward purchase contracts, options and net zero premium collar arrangements. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to foreign exchange rates and commodity prices is detailed in Note 20 of Item 8.
Foreign Currency Exchange Rate Risk
Approximately 88% of Signet’s total assets were held in entities whose functional currency is the US dollar at February 1, 2020 and generated approximately 88% of its sales and 91% of its operating income in US dollars in Fiscal 2020. All remaining assets, sales and operating income are in British pounds and Canadian dollars.
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
Signet holds a fluctuating amount of British pounds reflecting the cash generating characteristics of the International segment. Signet’s objective is to minimize net foreign exchange exposure to the consolidated statements of operations on British pound denominated items through managing this level of cash, British pound denominated intercompany balances and US dollar to British pound swaps. In order to manage the foreign exchange exposure and minimize the level of British pound cash held by Signet, the British pound denominated subsidiaries pay dividends regularly to their immediate holding companies and excess British pounds are sold in exchange for US dollars.
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
Interest Rate Risk
Signet’s interest income and expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding. As of February 1, 2020, a hypothetical 100 basis point increase in interest rates would result in additional annual interest expense of approximately $3.7 million.
Sensitivity Analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.
Fair value gains (losses) arising from:

(in millions)	Fair Value February 1, 2020	10% depreciation of $ against £	10% depreciation of $ against C$	10% depreciation of gold prices	Fair Value February 2, 2019
Foreign exchange contracts	$(0.3)	$7.0	$1.7	$—	$0.7
Commodity contracts	11.8	—	—	(10.0)	5.7
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
The fair value of derivative financial instruments is determined based on market value equivalents at period end, taking into account the current foreign currency forward rates or current commodity forward rates.
The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against British pound and Canadian dollar from the levels applicable at February 1, 2020 with all other variables remaining constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors                                            Signet Jewelers Limited:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, statements of comprehensive income, statements of cash flows, and statements of shareholders’ equity for the 52 week periods ended February 1, 2020 and February 2, 2019, and the 53 week period ended February 3, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for the 52 week periods ended February 1, 2020 and February 2, 2019, and the 53 week period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Changes in Accounting Principle
As described in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases effective February 3, 2019 due to the adoption of ASU 2016‑02, Leases (Topic 842) and ASU 2018‑11, Leases (Topic 842): Targeted Improvements. As described in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition effective February 4, 2018 due to the adoption of ASU 2014‑09, Revenue Recognition from Contracts with Customers (Topic 606).
Basis for Opinions
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill impairment assessment for the R2Net reporting unit
As discussed in Note 18 to the consolidated financial statements, due to a sustained decline in the Company’s market capitalization, the Company determined a triggering event had occurred that required a goodwill impairment assessment. As of the date of the valuation, the Company had a goodwill balance of $77.8 million for the R2Net reporting unit.
We identified the goodwill impairment assessment for the R2Net reporting unit as a critical audit matter. A high degree of auditor judgment was required in assessing the estimation of 1) forecasted revenue, 2) forecasted gross merchandise margin growth rates, and 3) reporting unit specific discount rate risk premium assumptions used in the discounted cash flows to estimate the fair value of the R2Net reporting unit. Changes to these assumptions could substantially impact the amount of impairment charge. This increased the need for subjective auditor judgment in evaluating these assumptions underlying the estimate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment process, which included internal controls over the development of these assumptions. We compared the Company’s historical forecasted revenue and gross merchandise margin growth rates to actual results to assess the Company’s ability to accurately forecast. We assessed the Company’s assumptions related to forecasted revenues and forecasted gross merchandise margin growth rates by comparing them to historical operating results and external factors impacting the business. We involved valuation professionals with specialized skills and knowledge, who assisted in testing the reporting unit specific discount rate risk premium by performing a benchmarking analysis using publicly available data from peer companies. They also assisted in comparing the implied control premium from the Company’s market capitalization reconciliation to a range of control premiums determined from publicly available data.
Evaluation of revenue recognition related to extended service plans
As discussed in Note 3 to the consolidated financial statements, revenue related to the extended service plans (ESP) is recognized in proportion to when the expected costs will be incurred. To determine the amount of revenue to recognize, the Company is required to estimate the deferral period and patterns of future claims costs.
We identified the evaluation of revenue recognition related to extended service plans as a critical audit matter. Subjective auditor judgment was required to evaluate the estimation of the deferral period and patterns of future claims costs used to recognize ESP revenue because a change in these estimates could substantially impact revenues. This increased the need for subjective auditor judgment in evaluating the aging of claims by year of contract sale, including estimates of future claims.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process, including controls related to the development of the assumptions mentioned above used to estimate the deferral period and patterns of future claims costs. We evaluated the historical claim trends used by the Company in estimating the future claims costs on a sample basis by selecting claims and tracing them back to the original proof of sale. We tested the Company’s assumption related to the deferral period in which the claims are expected to be incurred by comparing it to the current aging of claim costs incurred by year of contract sale, including estimated future claims. We tested the Company’s assumption that historical claim trends are representative of future claims costs by comparing the pattern of claims incurred from recent claims history to the pattern currently in use. We recalculated the Company’s determination of ESP revenue recognized.
/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Cleveland, Ohio
March 26, 2020

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)	Fiscal 2020	Fiscal 2019	Fiscal 2018	Notes
Sales	$6,137.1	$6,247.1	$6,253.0	3
Cost of sales	(3,904.2)	(4,024.1)	(4,063.0)
Restructuring charges - cost of sales	(9.2)	(62.2)	—	7
Gross margin	2,223.7	2,160.8	2,190.0
Selling, general and administrative expenses	(1,918.2)	(1,985.1)	(1,872.2)
Credit transaction, net	—	(167.4)	1.3	4
Restructuring charges	(69.9)	(63.7)	—	7
Goodwill and intangible impairments	(47.7)	(735.4)	—	18
Other operating income (loss)	(29.6)	26.2	260.8	13
Operating income (loss)	158.3	(764.6)	579.9	6
Interest expense, net	(35.6)	(39.7)	(52.7)
Other non-operating income, net	7.0	1.7	—
Income (loss) before income taxes	129.7	(802.6)	527.2
Income taxes	(24.2)	145.2	(7.9)	12
Net income (loss)	105.5	(657.4)	519.3
Dividends on redeemable convertible preferred shares	(32.9)	(32.9)	(32.9)	9
Net income (loss) attributable to common shareholders	$72.6	$(690.3)	$486.4

Earnings (loss) per common share:
Basic	$1.40	$(12.62)	$7.72	10
Diluted	$1.40	$(12.62)	$7.44	10
Weighted average common shares outstanding:
Basic	51.7	54.7	63.0	10
Diluted	51.8	54.7	69.8	10
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2020			Fiscal 2019			Fiscal 2018
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$105.5			$(657.4)			$519.3
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1.7)	$—	$(1.7)	$(35.9)	$—	$(35.9)	$50.9	$—	$50.9
Available-for-sale securities:
Unrealized gain (loss)	(0.2)	—	(0.2)	0.6	(0.2)	0.4	0.5	(0.2)	0.3
Reclassification adjustment for (gains) losses to net income	1.0	—	1.0	—	—	—	—	—	—
Impact from adoption of new accounting pronouncements (1)	—	—	—	(1.1)	0.3	(0.8)	—	—	—
Cash flow hedges:
Unrealized gain (loss)	14.8	(3.6)	11.2	6.2	(1.4)	4.8	3.4	(1.6)	1.8
Reclassification adjustment for (gains) losses to net income	(3.4)	0.7	(2.7)	(2.1)	0.6	(1.5)	(4.6)	1.1	(3.5)
Pension plan:
Actuarial gain (loss)	0.5	(0.1)	0.4	(4.1)	0.7	(3.4)	—	—	—
Reclassification adjustment to net income for amortization of actuarial (gains) losses	1.2	(0.2)	1.0	0.9	(0.2)	0.7	2.8	(0.6)	2.2
Prior service costs	—	—	—	(8.1)	1.6	(6.5)	(0.6)	0.1	(0.5)
Reclassification adjustment to net income for amortization of net prior service credits	—	—	—	—	—	—	(1.4)	0.3	(1.1)
Net curtailment gain and settlement loss	—	—	—	—	—	—	(3.7)	0.7	(3.0)
Total other comprehensive income (loss)	$12.2	$(3.2)	$9.0	$(43.6)	$1.4	$(42.2)	$47.3	$(0.2)	$47.1
Total comprehensive income (loss)			$114.5			$(699.6)			$566.4

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity securities as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-01.

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amount)	February 1, 2020	February 2, 2019	Notes
Assets
Current assets:
Cash and cash equivalents	$374.5	$195.4	1
Accounts receivable	38.8	23.7	14
Other current assets	403.5	244.0
Income taxes	6.3	5.8
Inventories, net	2,331.7	2,386.9	15
Total current assets	3,154.8	2,855.8
Non-current assets:
Property, plant and equipment, net	741.9	800.5	16
Operating lease right-of-use assets	1,683.3	—	17
Goodwill	248.8	296.6	18
Intangible assets, net	263.8	265.0	18
Other assets	201.8	181.2
Deferred tax assets	4.7	21.0	12
Total assets	$6,299.1	$4,420.1
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$95.6	$78.8	23
Accounts payable	227.9	153.7
Accrued expenses and other current liabilities	697.0	502.8	24
Deferred revenue	266.2	270.0	3
Operating lease liabilities	338.2	—	17
Income taxes	27.7	27.7
Total current liabilities	1,652.6	1,033.0
Non-current liabilities:
Long-term debt	515.9	649.6	23
Operating lease liabilities	1,437.7	—	17
Other liabilities	116.6	224.1	25
Deferred revenue	731.5	696.5	3
Deferred tax liabilities	5.2	—	12
Total liabilities	4,459.5	2,603.2
Commitments and contingencies			27
Series A redeemable convertible preferred shares of $0.01 par value: 500 shares authorized, 0.625 shares outstanding	617.0	615.3	8
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 52.3 shares outstanding (2019: 51.9 outstanding)	12.6	12.6	9
Additional paid-in capital	245.4	236.5
Other reserves	0.4	0.4
Treasury shares at cost: 17.7 shares (2019: 18.1 shares)	(984.9)	(1,027.3)	9
Retained earnings	2,242.9	2,282.2	9
Accumulated other comprehensive loss	(293.8)	(302.8)	11
Total shareholders’ equity	1,222.6	1,201.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,299.1	$4,420.1
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Cash flows from operating activities:
Net income (loss)	$105.5	$(657.4)	$519.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	178.0	183.6	203.4
Amortization of unfavorable leases and contracts	(5.5)	(7.9)	(13.0)
Share-based compensation	16.9	16.5	16.1
Deferred taxation	21.5	(105.6)	(33.4)
Credit transaction, net	—	160.4	(30.9)
Goodwill and intangible impairments	47.7	735.4	—
Restructuring charges	25.9	84.9	—
Net gain on extinguishment of debt	(6.2)	—	—
Other non-cash movements	(4.3)	(3.4)	2.6
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(15.2)	45.7	242.1
Proceeds from sale of in-house finance receivables	—	445.5	952.5
Decrease (increase) in other assets and other receivables	(184.2)	0.7	(6.0)
Decrease (increase) in inventories	48.8	(194.3)	210.9
Increase (decrease) in accounts payable	77.2	(78.5)	(51.4)
Increase (decrease) in accrued expenses and other liabilities	232.9	55.9	3.9
Change in operating lease assets and liabilities	(9.4)	—	—
Increase in deferred revenue	30.8	9.7	10.0
Increase (decrease) in income taxes payable	0.6	10.9	(82.4)
Pension plan contributions	(5.3)	(4.4)	(3.2)
Net cash provided by operating activities	555.7	697.7	1,940.5
Investing activities
Purchase of property, plant and equipment	(136.3)	(133.5)	(237.4)
Proceeds from sale of assets	0.5	5.5	—
Purchase of available-for-sale securities	(13.3)	(0.6)	(2.4)
Proceeds from sale of available-for-sale securities	8.3	9.6	2.2
Acquisition of R2Net Inc., net of cash acquired	—	—	(331.8)
Net cash used in investing activities	(140.8)	(119.0)	(569.4)
Financing activities
Dividends paid on common shares	(77.4)	(79.0)	(76.5)
Dividends paid on redeemable convertible preferred shares	(31.2)	(31.2)	(34.7)
Repurchase of common shares	—	(485.0)	(460.0)
Proceeds from term and bridge loans	100.0	—	350.0
Repayments of term and bridge loans	(294.9)	(31.3)	(372.3)
Settlement of Senior Notes, including third party fees	(241.5)	—	—
Proceeds from securitization facility	—	—	1,745.9
Repayments of securitization facility	—	—	(2,345.9)
Proceeds from revolving credit facilities	858.3	787.0	814.0
Repayments of revolving credit facilities	(588.3)	(787.0)	(870.0)
Payment of debt issuance costs	(9.3)	—	—
Increase (decrease) of bank overdrafts	47.5	25.9	(0.1)
Other financing activities	(0.2)	(2.1)	(4.0)
Net cash used in financing activities	(237.0)	(602.7)	(1,253.6)
Cash and cash equivalents at beginning of period	195.4	225.1	98.7
Increase (decrease) in cash and cash equivalents	177.9	(24.0)	117.5
Effect of exchange rate changes on cash and cash equivalents	1.2	(5.7)	8.9
Cash and cash equivalents at end of period	$374.5	$195.4	$225.1
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at January 28, 2017	$15.7	$280.7	$0.4	$(1,494.8)	$3,995.9	$(307.7)	$2,490.2
Net income (loss)	—	—	—	—	519.3	—	519.3
Other comprehensive income (loss)	—	—	—	—	—	47.1	47.1
Dividends on common shares	—	—	—	—	(77.5)	—	(77.5)
Dividends on redeemable convertible preferred shares	—	—	—	—	(32.9)	—	(32.9)
Repurchase of common shares	—	—	—	(460.0)	—	—	(460.0)
Net settlement of equity based awards	—	(6.5)	—	12.3	(8.6)	—	(2.8)
Share options exercised	—	(0.1)	—	0.4	—	—	0.3
Share-based compensation expense	—	16.1	—	—	—	—	16.1
Balance at February 3, 2018	$15.7	$290.2	$0.4	$(1,942.1)	$4,396.2	$(260.6)	$2,499.8
Impact from adoption of new accounting pronouncements (1)	—	—	—	—	(15.7)	(0.8)	(16.5)
Net income (loss)	—	—	—	—	(657.4)	—	(657.4)
Other comprehensive income (loss)	—	—	—	—	—	(41.4)	(41.4)
Dividends on common shares	—	—	—	—	(79.4)	—	(79.4)
Dividends on redeemable convertible preferred shares	—	—	—	—	(32.9)	—	(32.9)
Repurchase of common shares	—	—	—	(485.0)	—	—	(485.0)
Treasury share retirements	(3.1)	(58.4)	—	1,391.0	(1,329.5)	—	—
Net settlement of equity based awards	—	(11.8)	—	8.8	0.9	—	(2.1)
Share-based compensation expense	—	16.5	—	—	—	—	16.5
Balance at February 2, 2019	$12.6	$236.5	$0.4	$(1,027.3)	$2,282.2	$(302.8)	$1,201.6
Net income (loss)	—	—	—	—	105.5	—	105.5
Other comprehensive income (loss)	—	—	—	—	—	9.0	9.0
Dividends on common shares	—	—	—	—	(77.4)	—	(77.4)
Dividends on redeemable convertible preferred shares	—	—	—	—	(32.9)	—	(32.9)
Net settlement of equity based awards	—	(8.0)	—	42.4	(34.5)	—	(0.1)
Share-based compensation expense	—	16.9	—	—	—	—	16.9
Balance at February 1, 2020	$12.6	$245.4	$0.4	$(984.9)	$2,242.9	$(293.8)	$1,222.6

(1)
Reflects reclassifications to retained earnings related to 1) unrealized gains related to the Company’s equity security investments as of February 3, 2018 from AOCI associated with the adoption of ASU 2016-01 and 2) deferred costs associated with the sale of extended service plans due to the adoption of ASU 2014-09.

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and summary of significant accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. During the first quarter of Fiscal 2019, the Company realigned its organizational structure. The new structure is expected to allow for further integration of operational and product development processes and support growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the 13 weeks ended May 5, 2018, the Company identified three reportable segments as follows: North America, which consists of the legacy Sterling Jewelers and Zale divisions; International, which consists of the legacy UK Jewelry division; and Other. The “Other” reportable segment consists of all non-reportable segments, including subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 6 for additional discussion of the Company’s segments.
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
Signet’s sales are seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales, with December being by far the highest volume month of the year. The “Holiday Season” consists of results for the months of November and December. As a result of the Company’s seasonality, it anticipates operating income will be almost entirely generated in the fourth quarter.
The Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. There are no material related party transactions. The following accounting policies have been applied consistently in the preparation of the Company’s consolidated financial statements.
(a) Basis of preparation
The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) and include the results for the 52 week period ended February 1, 2020 (“Fiscal 2020”), as Signet’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 52 week period ended February 2, 2019 (“Fiscal 2019”) and the 53 week period ended February 3, 2018 (“Fiscal 2018”). Intercompany transactions and balances have been eliminated in consolidation. Related to the adoption of new accounting pronouncements disclosed in Note 2 and the change in segments disclosed in Note 6, Signet has reclassified certain prior year amounts to conform to the current year presentation.
(b) Use of estimates
The preparation of these consolidated financial statements, in conformity with US GAAP and US Securities and Exchange Commission (“SEC”) regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of accounts receivable, inventories, deferred revenue, derivatives, employee benefits, operating lease liabilities income taxes, contingencies, asset impairments, indefinite-lived intangible assets, depreciation and amortization of long-lived assets as well as accounting for business combinations.
The reported results of operations are not indicative of results expected in future periods.
(c) Foreign currency translation
The financial position and operating results of certain foreign operations, including the International segment and the Canadian operations of the North America segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within other operating income (loss) in the consolidated statements of operations, whereas translation adjustments and gains or losses related to intercompany loans of a long-term investment nature are recognized as a component of AOCI.

(d) Revenue recognition
The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.
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
Selling, general and administrative expenses include store staff and store administrative costs; centralized administrative expenses, including information technology and cost of in-house credit prior to the Company’s outsourcing initiatives and subsequently third-party credit costs; advertising and promotional costs and other operating expenses not specifically categorized elsewhere in the consolidated statements of operations.
Compensation and benefits costs included within cost of sales and selling, general and administrative expenses were as follows:

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Wages and salaries	$1,079.2	$1,127.2	$1,140.3
Payroll taxes	84.8	90.3	93.8
Employee benefit plans	15.7	17.2	13.0
Share-based compensation	16.9	16.5	16.1
Total compensation and benefits	$1,196.6	$1,251.2	$1,263.2

(f) Store opening costs
The opening costs of new locations are expensed as incurred.
(g) Advertising and promotional costs
Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogs and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $388.9 million in Fiscal 2020 (Fiscal 2019: $387.8 million; Fiscal 2018: $360.5 million).
(h) In-house customer finance programs
Prior to the second quarter of Fiscal 2019, the North America segment operated customer in-house finance programs that allowed customers to finance merchandise purchases from its stores. Finance charges were recognized in accordance with the contractual agreements. Gross interest earned was recorded as other operating income in the consolidated statements of operations. See Note 13 for additional discussion of the Company’s other operating income (loss). In addition to interest-bearing accounts, a portion of credit sales were made using interest-free financing for one year or less, subject to certain conditions.
Prior to the credit transaction entered into in October 2017 (see Note 4), the accrual of interest was suspended when accounts became more than 90 days aged on a recency basis. Upon suspension of the accrual of interest, interest income was subsequently recognized to the extent cash payments are received. Accrual of interest was resumed when receivables were removed from the non-accrual status.
As a result of the credit transaction noted above, the Company revised its policy to suspend the accrual of interest when accounts became more than 120 days past due on a contractual basis to align with the processes utilized by the Company’s third party credit service provider for the Company’s remaining in-house finance receivable portfolio.
(i) Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations.
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
(j) Cash and cash equivalents
Cash and cash equivalents are comprised of cash on hand, money market deposits and amounts placed with external fund managers with an original maturity of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. In addition, receivables from third-party credit card issuers typically converted to cash within five days of the original sales transaction are considered cash equivalents.
The following table summarizes the details of the Company’s cash and cash equivalents:

(in millions)	February 1, 2020	February 2, 2019
Cash and cash equivalents held in money markets and other accounts	$326.2	$164.5
Cash equivalents from third-party credit card issuers	46.3	29.1
Cash on hand	2.0	1.8
Total cash and cash equivalents	$374.5	$195.4

The Company’s supplemental cash flow information was as follows:

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Non-cash investing activities:
Capital expenditures in accounts payable	$0.1	$5.6	$7.0
Supplemental cash flow information:
Interest paid	$34.7	$39.1	$50.2
Income tax paid (refunded), net	$5.7	$(44.8)	$122.3

(k) Accounts receivable
Accounts receivable under the customer finance programs were presented net of an allowance for uncollectible amounts. This allowance represented management’s estimate of the expected losses in the accounts receivable portfolio as of the balance sheet date, and was calculated using a model that analyzed factors such as delinquency rates and recovery rates. In June 2018, the Company completed the sale of the remaining North America customer in-house finance receivables. Subsequent to the completion of the credit transaction, receivables issued by the Company but pending transfer are classified as “held for sale” and recorded at fair value in the consolidated balance sheet. See Note 21 for additional information regarding the assumptions utilized in the calculation of fair value of the finance receivables held for sale.
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

Due to the reclassification of the non-prime accounts receivable portfolio to “held for sale” in the first quarter of Fiscal 2019, the Company no longer records allowances for uncollectible amounts or bad debt expense.
See Note 14 for additional discussion of the Company’s accounts receivables.
(l) Inventories
Inventories are primarily held for resale and are valued at the lower of cost or net realizable value. Cost is determined using weighted-average cost, on a first-in first-out basis, for all inventories except for inventories held in the Company’s diamond sourcing operations, where cost is determined using specific identification. Cost includes charges directly related to bringing inventory to its present location and condition. Such charges would include warehousing, security, distribution and certain buying costs. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory reserves are recorded for obsolete, slow moving or defective items and shrinkage. Inventory reserves for obsolete, slow moving or defective items are calculated as the difference between the cost of inventory and its estimated market value based on targeted inventory turn rates, future demand, management strategy and market conditions. Due to the inventory being primarily comprised of precious stones and metals including gold, the age of the inventory has a limited impact on the estimated market value. Inventory reserves for shrinkage are estimated and recorded based on historical physical inventory results, expectations of future inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers.
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
(n) Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation, amortization and impairment charges. Maintenance and repair costs are expensed as incurred. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	Ranging from 30 – 40 years
Leasehold improvements	Remaining term of lease, not to exceed 10 years
Furniture and fixtures	Ranging from 3 – 10 years
Equipment and software	Ranging from 3 – 7 years

Computer software purchased or developed for internal use is stated at cost less accumulated amortization. Signet’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, Signet also capitalizes certain payroll and payroll-related costs for employees directly associated with internal use computer projects. Amortization is charged on a straight-line basis over periods from three to seven years.
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
See Note 18 for additional discussion of the Company’s goodwill and intangibles.
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
If a derivative instrument meets certain criteria, it may be designated as a cash flow hedge on the date it is entered into. For cash flow hedge transactions, the effective portion of the changes in fair value of the derivative instrument is recognized directly in equity as a component of AOCI and is recognized in the consolidated statements of operations in the same period(s) and on the same financial statement line in which the hedged item affects net income. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivatives are recognized immediately in other operating income (loss) in the consolidated statements of operations. In addition, gains and losses on derivatives that do not qualify for hedge accounting are recognized immediately in other operating income (loss).
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
See Note 20 for additional discussion of the Company’s derivatives and hedge activities.
(q) Employee Benefits
The funded status of the defined benefit pension plan in the UK (the “UK Plan”) is recognized on the balance sheet, and is the difference between the fair value of plan assets and the projected benefit obligation measured at the balance sheet date. Gains or losses and prior service costs or credits that arise and are not included as components of net periodic pension cost are recognized, net of tax, in OCI.
Signet also operates a defined contribution plan in the UK, a defined contribution retirement savings plan in the US, and an executive deferred compensation plan in the US. Contributions made by Signet to these benefit arrangements are charged primarily to selling, general and administrative expenses in the consolidated statements of operations as incurred.
See Note 22 for additional discussion of the Company’s employee benefits.
(r) Debt issuance costs
Borrowings include primarily interest-bearing bank loans and bank overdrafts. Direct debt issuance costs on borrowings are capitalized and amortized into interest expense over the contractual term of the related loan.
See Note 23 for additional discussion of the Company’s debt issuance costs.
(s) Share-based compensation
Signet measures share-based compensation cost for awards classified as equity at the grant date based on the estimated fair value of the award and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period of employees. Certain share plans include a condition whereby vesting is contingent on Company performance exceeding a given target, and therefore awards granted with this condition are considered to be performance-based awards.
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
Share-based compensation is primarily recorded in selling, general and administrative expenses in the consolidated statements of operations, consistent with the relevant salary cost.

See Note 26 for additional discussion of the Company’s share-based compensation plans.
(t) Contingent liabilities
Provisions for contingent liabilities are recorded for probable losses when management is able to reasonably estimate the loss or range of loss. When it is reasonably possible that a contingent liability may result in a loss or additional loss, the range of the potential loss is disclosed.
See Note 27 for additional discussion of the Company’s contingencies.
(u) Dividends
Dividends on common shares are reflected as a reduction of retained earnings in the period in which they are formally declared by the Board of Directors (the “Board”). In addition, the cumulative dividends on preferred shares are reflected as a reduction of retained earnings in the period in which they are declared by the Board, as are the deemed dividends resulting from the accretion of issuance costs related to the preferred shares.
See Note 8 and Note 9 for additional information related to the Company’s equity, including the preferred shares.
2. New accounting pronouncements
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
New accounting pronouncements recently adopted
Leases
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new guidance primarily impacts lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain remaining lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. Signet adopted ASU 2016-02 and related updates effective February 3, 2019 using the additional transition method provided for in ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which permitted the Company as of the effective date of ASU 2016-02 to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The impact of this approach was deemed immaterial upon adoption of ASU 2016-02. As part of the adoption of ASU 2016-02, the Company utilized the practical expedient relief package, as well as the short-term leases and portfolio approach practical expedients.
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

See additional disclosures related to leases within Note 17.

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

Aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The updated guidance is not expected to have a material impact on the Company’s financial position or results of operations.

ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, issued August 2018.

Modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans and clarifies the disclosure requirements regarding projected benefit obligations and accumulated benefit obligations. The ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The new guidance does not affect the existing recognition or measurement guidance, and therefore will have no impact on the Company’s financial condition or results of operations. The Company is evaluating the impact to related disclosures.

ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, issued August 2018.
Modifies the disclosure requirements on fair value measurements in Topic 820 and eliminates ‘at a minimum’ from the phrase ‘an entity shall disclose at a minimum’ to promote the appropriate exercise of discretion by entities when considering fair value disclosures and to clarify that materiality is an appropriate consideration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The new guidance does not affect the existing recognition or measurement guidance, and therefore will have no impact on the Company’s financial condition or results of operations. The Company is evaluating the impact to related disclosures.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, issued June 2016.
Requires entities to measure and recognize expected credit losses for financial assets measured at amortized cost basis. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts of expected losses over the remaining contractual life that affect collectability. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

3. Revenue recognition
The following tables provide the Company’s total sales, disaggregated by banner, for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	Fiscal 2020
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,397.7	$—	$—	$2,397.7
Zales	1,261.3	—	—	1,261.3
Jared	1,088.1	—	—	1,088.1
Piercing Pagoda	331.7	—	—	331.7
James Allen	250.6	—	—	250.6
Peoples	200.6	—	—	200.6
Regional banners	35.8	—	—	35.8
International segment banners	—	518.0	—	518.0
Other(1)	—	—	53.3	53.3
Total sales	$5,565.8	$518.0	$53.3	$6,137.1

	Fiscal 2019
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,417.8	$—	$—	$2,417.8
Zales	1,260.7	—	—	1,260.7
Jared	1,141.4	—	—	1,141.4
Piercing Pagoda	302.5	—	—	302.5
James Allen	223.7	—	—	223.7
Peoples	208.5	—	—	208.5
Regional banners	87.1	—	—	87.1
International segment banners	—	576.5	—	576.5
Other(1)	—	—	28.9	28.9
Total sales	$5,641.7	$576.5	$28.9	$6,247.1

	Fiscal 2018
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,428.1	$—	$—	$2,428.1
Zales	1,244.3	—	—	1,244.3
Jared	1,192.1	—	—	1,192.1
Piercing Pagoda	278.5	—	—	278.5
James Allen	88.1	—	—	88.1
Peoples	215.4	—	—	215.4
Regional banners	168.7	—	—	168.7
International segment banners	—	616.7	—	616.7
Other(1)	—	—	21.1	21.1
Total sales	$5,615.2	$616.7	$21.1	$6,253.0

(1)	Includes sales from Signet’s diamond sourcing initiative.

The following tables provide the Company’s total sales, disaggregated by major product, for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	Fiscal 2020
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,403.4	$214.3	$—	$2,617.7
Fashion	2,131.0	110.5	—	2,241.5
Watches	214.9	169.1	—	384.0
Other(1)	816.5	24.1	53.3	893.9
Total sales	$5,565.8	$518.0	$53.3	$6,137.1

	Fiscal 2019
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,478.6	$234.0	$—	$2,712.6
Fashion	2,128.1	126.3	—	2,254.4
Watches	238.2	190.9	—	429.1
Other(1)	796.8	25.3	28.9	851.0
Total sales	$5,641.7	$576.5	$28.9	$6,247.1

	Fiscal 2018
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,407.3	$247.3	$—	$2,654.6
Fashion	2,168.2	137.0	—	2,305.2
Watches	243.6	195.5	—	439.1
Other(1)	796.1	36.9	21.1	854.1
Total sales	$5,615.2	$616.7	$21.1	$6,253.0

(1)	Other revenue primarily includes gift and other miscellaneous jewelery sales, repairs, warranty and other miscellaneous non-jewelry sales.

The following tables provide the Company’s total sales, disaggregated by channel, for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	Fiscal 2020
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$4,880.2	$453.2	$—	$5,333.4
eCommerce	685.6	64.8	—	750.4
Other	—	—	53.3	53.3
Total sales	$5,565.8	$518.0	$53.3	$6,137.1

	Fiscal 2019
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,022.4	$513.4	$—	$5,535.8
eCommerce	619.3	63.1	—	682.4
Other	—	—	28.9	28.9
Total sales	$5,641.7	$576.5	$28.9	$6,247.1

	Fiscal 2018
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,176.7	$557.5	$—	$5,734.2
eCommerce	438.5	59.2	—	497.7
Other	—	—	21.1	21.1
Total sales	$5,615.2	$616.7	$21.1	$6,253.0

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
On February 4, 2018, the Company adopted ASU No. 2014‑09 Revenue from Contracts with Customers (Topic 606) and related updates (“ASC 606”) using the modified retrospective approach applied only to contracts not completed as of the date of adoption with no restatement of prior periods and by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. Financial results included in the Company's consolidated financial statements for Fiscal 2020 and Fiscal 2019 are presented under ASC 606, while Fiscal 2018 is presented under the previous accounting standard, ASC 605. As a result of adopting ASC 606, the Company adjusted its presentation related to customer trade-ins, accounting for returns reserves, costs associated with selling extended service plans and treatment of the amortization of certain bonus and profit-sharing arrangements related to third-party credit card programs. During Fiscal 2019, an additional $111.2 million of revenue was recognized primarily for non-cash consideration from customer trade-ins and $16.5 million of previously capitalized contract acquisitions costs were reclassified to beginning retained earnings.
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

Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the consolidated statements of operations. Amortization of deferred ESP selling costs were $29.5 million and $52.4 million in Fiscal 2020 and Fiscal 2019, respectively.
Unamortized deferred selling costs as of Fiscal 2020 and Fiscal 2019 were as follows:

(in millions)	February 1, 2020	February 2, 2019
Deferred ESP selling costs
Other current assets	$23.6	$23.8
Other assets	80.0	75.4
Total deferred ESP selling costs	$103.6	$99.2

The North America segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Customers generally pay for ESP at the store at the time of merchandise sale. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated pattern of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 17 years after the sale of the warranty contract. Although claims experience varies between our national banners, thereby resulting in different recognition rates, approximately 55% of revenue is recognized within the first two years on a weighted average basis.
The North America segment also sells a Jewelry Replacement Plan (“JRP”). The JRP is designed to protect customers from damage or defects of purchased merchandise for a period of three years. If the purchased merchandise is defective or becomes damaged under normal use in that time period, the item will be replaced. JRP revenue is deferred and recognized on a straight-line basis, generally over the three year protection period.
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
Consignment inventory sales
Sales of consignment inventory are accounted for on a gross sales basis as the Company maintains control of the merchandise through the point of sale as well as provides independent advice, guidance and after-sales service to customers. The products sold from consignment inventory are indistinguishable from other products that are sold to customers and are sold on the same terms. Supplier products are selected at the discretion of the Company. The Company is responsible for determining the selling price and physical security of the products.

Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions as follows:

(in millions)	February 1, 2020	February 2, 2019
ESP deferred revenue	$960.0	$927.6
Voucher promotions and other	37.7	38.9
Total deferred revenue	$997.7	$966.5

Disclosed as:
Current liabilities	$266.2	$270.0
Non-current liabilities	731.5	696.5
Total deferred revenue	$997.7	$966.5

(in millions)	Fiscal 2020	Fiscal 2019
ESP deferred revenue, beginning of period	$927.6	$916.1
Plans sold(1)	405.1	395.0
Revenue recognized(2)	(372.7)	(383.5)
ESP deferred revenue, end of period	$960.0	$927.6

(1)	Includes impact of foreign exchange translation.

(2)	During Fiscal 2020, the Company recognized sales of approximately $193.6 million related to deferred revenue that existed at February 2, 2019 in respect to ESP and voucher promotions.

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
Receivables reclassification: In the second quarter of Fiscal 2018, certain in-house finance receivables that met the criteria for sale to Comenity were reclassified from "held for investment" to "held for sale." Accordingly, the receivables were recorded at the lower of cost (par) or fair value, resulting in the reversal of the related allowance for credit losses of $20.7 million. This reversal was recorded in credit transaction, net in the consolidated statement of operations during the second quarter of Fiscal 2018.
Proceeds received: In October 2017, the Company received $952.5 million in cash consideration reflecting the par value of the receivables sold. In addition, the Company recognized a beneficial interest asset of $10.2 million representing the present value of the cash flows the Company expects to receive under the economic profit sharing agreement related to the receivables sold. The gain upon recognition of the beneficial interest asset was recorded in credit transaction, net in the consolidated statement of operations during the third quarter of Fiscal 2018.
Expenses: During Fiscal 2018, the Company incurred $29.6 million of transaction-related costs. These costs were recorded in credit transaction, net in the consolidated statement of operations during Fiscal 2018.
Asset-backed securitization facility termination: In October 2017, the Company terminated the asset-backed securitization facility in order to transfer the receivables free and clear. The asset-backed securitization facility had a principal balance outstanding of $600.0 million at the time of termination. The payoff was funded through the proceeds received from the par value of receivables sold. See Note 23 for additional information regarding the asset-backed securitization facility.
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
Receivables reclassification: In March 2018, the eligible non-prime in-house accounts receivables that met the criteria for sale were reclassified from "held for investment" to "held for sale" on the consolidated balance sheet. Accordingly, the receivables were recorded at the lower of cost (par) or fair value as of the date of the reclassification with subsequent adjustments to the asset fair value as required through the closing date of the transaction. During Fiscal 2019, total valuation losses of $160.4 million were recorded within credit transaction, net in the consolidated statement of operations.
Proceeds received: In June 2018, the Company received $445.5 million in cash consideration for the receivables sold based on the terms of the agreements with CarVal and Castlelake described above. The Company also recorded a receivable related to the deferred purchase price payment within other assets and will adjust the asset to fair value in each period of the performance period. See Note 21 for additional information regarding the fair value of deferred purchase price.
Expenses: During Fiscal 2019, the Company incurred $7.0 million of transaction-related costs, which were recorded within credit transaction, net in the consolidated statement of operations.
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
5. Acquisitions
On September 12, 2017, the Company acquired the outstanding shares of R2Net, the owner of online jewelry retailer JamesAllen.com and Segoma Imaging Technologies. The acquisition rapidly enhanced the Company’s digital capabilities and accelerated its OmniChannel strategy, while adding a millennial-focused online retail brand to the Company’s portfolio. The Company paid $331.8 million, net of acquired cash of $47.3 million, for R2Net. The total consideration paid was funded with a $350.0 million bridge loan. See Note 23 for additional information regarding the bridge loan.
The transaction was accounted for as a business combination during the third quarter of Fiscal 2018 with R2Net becoming a wholly-owned consolidated subsidiary of Signet. Prior to closing the acquisition, the Company incurred approximately $8.6 million of acquisition-related costs for professional services in Fiscal 2018. Acquisition-related costs were recorded as selling, general and administrative expenses in the consolidated statement of operations. The results of R2Net subsequent to the acquisition date are reported as a component of the results of the North America segment. See Note 6 for segment information. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

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

During the second quarter of Fiscal 2019, the Company finalized the valuation of net assets acquired. The goodwill generated from the acquisition is primarily attributable to expected synergies and will not be deductible for tax purposes. See Note 18 for additional information related to goodwill and intangible assets.
6. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet’s chief operating decision maker utilizes sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. During the first quarter of Fiscal 2019, the Company realigned its organizational structure. The new structure allows for further integration of operational and product development processes and supports growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the 13 weeks ended May 5, 2018, the Company reported three reportable segments as follows: North America, which consists of the legacy Sterling Jewelers and Zale divisions; International, which consists of the legacy UK Jewelry division; and Other. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its reportable segments.
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Jewelers Outlet), Jared (Jared The Galleria Of Jewelry and Jared Vault), Zales (Zales Jewelers and Zales Outlet) and Piercing Pagoda, which operates through mall-based kiosks. Its Canadian stores operate under the Peoples Jewellers store banner. The segment also operates a variety of mall-based regional banners, including Gordon’s Jewelers in the US and Mappins in Canada, and James Allen, which was acquired in the R2Net acquisition.
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

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Sales:
North America segment(1)	$5,565.8	$5,641.7	$5,615.2
International segment	518.0	576.5	616.7
Other	53.3	28.9	21.1
Total sales	$6,137.1	$6,247.1	$6,253.0

Operating income (loss):
North America segment(2)	$327.0	$(621.1)	$656.1
International segment(3)	16.0	12.9	33.1
Other(4)	(184.7)	(156.4)	(109.3)
Total operating income (loss)	158.3	(764.6)	579.9
Interest expense	(35.6)	(39.7)	(52.7)
Other non-operating income, net	7.0	1.7	—
Income (loss) before income taxes	$129.7	$(802.6)	$527.2

Depreciation and amortization:
North America segment	$159.9	$165.8	$183.5
International segment	17.8	17.5	19.1
Other	0.3	0.3	0.8
Total depreciation and amortization	$178.0	$183.6	$203.4

Capital additions:
North America segment	$128.3	$123.9	$219.7
International segment	8.0	9.6	17.6
Other	—	—	0.1
Total capital additions	$136.3	$133.5	$237.4

(1)	Includes sales of $204.6 million, $218.3 million and $235.1 million generated by Canadian operations in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

(2)
Fiscal 2020 includes $47.7 million related to an immaterial out-of-period goodwill adjustment and $6.0 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. See Note 18 and Note 7 for additional information.

Fiscal 2019 includes: 1) $731.8 million related to goodwill and intangible impairments; 2) $52.7 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; and 3) $160.4 million from the valuation losses related to the sale of eligible non-prime in-house accounts receivable. See Note 18, Note 7 and Note 4 for additional information.
Fiscal 2018 amount includes a gain of $20.7 million related to the reversal of the allowance for credit losses for the in-house receivables sold, as well as the $10.2 million gain upon recognition of beneficial interest in connection with the sale of the prime portion of in-house receivables. See Note 4 for additional information.

(3)	Fiscal 2019 includes $3.8 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. See Note 7 for additional information.

(4)
Fiscal 2020 includes $73.1 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges and $33.2 million related to the proposed settlement of a previously disclosed shareholder litigation matter. See Note 7 and Note 27 for additional information.

Fiscal 2019 includes: 1) $69.4 million related to charges recorded in conjunction with the Company’s restructuring activities including inventory charges; 2) $11.0 million related to the resolution of a previously disclosed regulatory matter; 3) $7.0 million representing transaction costs associated with the sale of the non-prime in-house accounts receivable; and 4) $3.6 million of goodwill impairment. See Note 7, Note 27, Note 4 and Note 18 for additional information.
Fiscal 2018 includes: 1) $29.6 million of transaction costs related to the credit transaction; 2) $8.6 million of R2Net acquisition costs; and 3) $3.4 million of CEO transition costs. See Note 4 and Note 5 for additional information regarding credit transaction and acquisition of R2Net, respectively.

(in millions)	February 1, 2020	February 2, 2019
Total assets:
North America segment	$5,240.2	$3,943.0
International segment	546.4	367.4
Other	512.5	109.7
Total assets	$6,299.1	$4,420.1

Total long-lived assets:
North America segment	$1,196.7	$1,294.2
International segment	54.6	64.5
Other	3.2	3.4
Total long-lived assets	$1,254.5	$1,362.1

7. Restructuring Plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”) to reposition the Company to be the OmniChannel jewelry category leader. The Plan was originally expected to result in pre-tax charges in the range of $200 million - $220 million over the duration of the plan of which $105 million - $115 million are expected to be cash charges. The Company is currently evaluating its initiatives under the Plan and is unable to estimate its future costs in light of the coronavirus outbreak (“COVID-19”) as further described in Note 29.
During Fiscal 2020, restructuring charges of $79.1 million were recognized, primarily related to store closure costs, severance costs, and professional fees for legal and consulting services. Plan liabilities of $10.7 million were recorded within accrued expenses and other current liabilities and Plan liabilities of $1.7 million were recorded within other liabilities in the consolidated balance sheet as of February 1, 2020. Plan liabilities primarily represent store closure liabilities and consulting services.
Restructuring charges and other Plan related costs are classified in the consolidated statements of operations as follows:

(in millions)	Statement of operations location	Fiscal 2020	Fiscal 2019
Inventory charges(1)	Restructuring charges - cost of sales	$9.2	$62.2
Other Plan related expenses(2)	Restructuring charges	69.9	63.7
Total Signet Path to Brilliance Plan expenses		$79.1	$125.9

(1)	Inventory charges represent non-cash charges. See Note 15 for additional information related to inventory and inventory reserves.

(2)	Fiscal 2020 and Fiscal 2019 other Plan related expenses included $16.7 million and $22.7 million of non-cash charges, respectively.

The composition of restructuring charges the Company incurred during Fiscal 2020 and Fiscal 2019, as well as the cumulative amount incurred through February 1, 2020, were as follows:

(in millions)	Fiscal 2020	Fiscal 2019	Cumulative amount
Inventory charges	$9.2	$62.2	$71.4
Termination benefits	16.1	9.7	25.8
Store closure and other costs	53.8	54.0	107.8
Total Signet Path to Brilliance Plan expenses	$79.1	$125.9	$205.0

The following table summarizes the activity related to the Plan liabilities for Fiscal 2020 and Fiscal 2019:

(in millions)	Termination benefits	Store closure and other costs	Consolidated
Balance at February 3, 2018	$—	$—	$—
Payments and other adjustments	(9.7)	(103.6)	(113.3)
Charged to expense	9.7	116.2	125.9
Balance at February 2, 2019	—	12.6	12.6
Payments and other adjustments	(14.1)	(65.2)	(79.3)
Charged to expense	16.1	63.0	79.1
Balance at February 1, 2020	$2.0	$10.4	$12.4

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
In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the preferred shares carrying value, and are accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion relating to these fees of $5.7 million was recorded in the consolidated balance sheet as of February 1, 2020 (February 2, 2019: $4.0 million).
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

The following table presents certain conversion measures as of February 1, 2020 and February 2, 2019:

(in millions, except conversion rate and conversion price)	February 1, 2020	February 2, 2019
Conversion rate	12.2297	11.3660
Conversion price	$81.7682	$87.9817
Potential impact of preferred shares if-converted to common shares	7.6	7.1
Liquidation preference	$632.8	$632.8

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
The par value of each Common Share is 18 cents. There was no consideration received for common shares relating to options during Fiscal 2020 or Fiscal 2019. The consideration received for common shares relating to options issued during Fiscal 2018 was $0.3 million. In Fiscal 2020 the Company received $1.0 million in cash related to issuances of shares under it’s Employee Share Purchase Plan (refer to Note 26 for further information).
Treasury shares
Signet may from time to time repurchase common shares under various share repurchase programs authorized by Signet’s Board. Repurchases may be made in the open market, through block trades, accelerated share repurchase agreements or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The repurchase programs are funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares may be held as treasury shares and used by Signet primarily for issuance of share based awards (refer to Note 26), or for general corporate purposes.
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

The share repurchase activity is outlined in the table below:

		Fiscal 2020			Fiscal 2019			Fiscal 2018
(in millions, expect per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	—	$—	$—	7.5	$434.4	$57.64	n/a	n/a	n/a
2016 Program(2)	$1,375.0	n/a	n/a	n/a	1.3	$50.6	$39.76	8.1	$460.0	$56.91
Total		—	$—	$—	8.8	$485.0	$55.06	8.1	$460.0	$56.91

(1)	The 2017 Program had $165.6 million remaining as of February 1, 2020.

(2)	The 2016 Program was completed in March 2018.

n/a	Not applicable.
Shares were reissued in the amounts of 0.4 million, 0.2 million and 0.3 million, net of taxes and forfeitures, in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively, to satisfy awards outstanding under existing share-based compensation plans. During Fiscal 2020, there were no retirements of common shares previously held as treasury shares in the consolidated balance sheets.
Dividends on common shares

	Fiscal 2020		Fiscal 2019		Fiscal 2018
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.37	$19.3	$0.37	$21.8	$0.31	$21.3
Second quarter	0.37	19.3	0.37	19.2	0.31	18.7
Third quarter	0.37	19.4	0.37	19.2	0.31	18.7
Fourth quarter(1)	0.37	19.4	0.37	19.2	0.31	18.8
Total	$1.48	$77.4	$1.48	$79.4	$1.24	$77.5

(1)
Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 1, 2020 and February 2, 2019, $19.4 million and $19.2 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2020 and Fiscal 2019, respectively.

Dividends on preferred shares

	Fiscal 2020	Fiscal 2019	Fiscal 2018
(in millions)	Total cash dividends	Total cash dividends	Total cash dividends
First quarter	$7.8	$7.8	$7.8
Second quarter	7.8	7.8	7.8
Third quarter	7.8	7.8	7.8
Fourth quarter(1)	7.8	7.8	7.8
Total	$31.2	$31.2	$31.2

(1)
Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 1, 2020 and February 2, 2019, $7.8 million has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends on preferred shares declared for the fourth quarter of Fiscal 2020 and Fiscal 2019.

There were no cumulative undeclared dividends on the preferred shares that reduced net income attributable to common shareholders during Fiscal 2020. In addition, deemed dividends of $1.7 million related to accretion of issuance costs associated with the preferred shares were recognized in Fiscal 2020, Fiscal 2019 and Fiscal 2018.

10. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Numerator:
Net income (loss) attributable to common shareholders	$72.6	$(690.3)	$486.4
Denominator:
Weighted average common shares outstanding	51.7	54.7	63.0
EPS – basic	$1.40	$(12.62)	$7.72

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
The computation of diluted EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Numerator:
Net income (loss) attributable to common shareholders	$72.6	$(690.3)	$486.4
Add: Dividends on preferred shares	—	—	32.9
Numerator for diluted EPS	$72.6	$(690.3)	$519.3

Denominator:
Weighted average common shares outstanding	51.7	54.7	63.0
Plus: Dilutive effect of share awards	0.1	—	0.1
Plus: Dilutive effect of preferred shares	—	—	6.7
Diluted weighted average common shares outstanding	51.8	54.7	69.8

EPS – diluted	$1.40	$(12.62)	$7.44

The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Share awards	0.9	1.1	0.4
Potential impact of preferred shares	7.6	7.1	—
Total anti-dilutive shares	8.5	8.2	0.4

11. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gain (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive income (loss)
Balance at January 28, 2017	$(263.4)	$(0.4)	$2.4	$(55.5)	$9.2	$(307.7)
OCI before reclassifications	50.9	0.3	1.8	—	(0.5)	52.5
Amounts reclassified from AOCI to net income	—	—	(3.5)	4.4	(6.3)	(5.4)
Net current period OCI	50.9	0.3	(1.7)	4.4	(6.8)	47.1
Balance at February 3, 2018	$(212.5)	$(0.1)	$0.7	$(51.1)	$2.4	$(260.6)
OCI before reclassifications	(35.9)	0.4	4.8	(3.4)	(6.5)	(40.6)
Amounts reclassified from AOCI to net income	—	—	(1.5)	0.7	—	(0.8)
Impacts from adoption of new accounting pronouncements(1)	—	(0.8)	—	—	—	(0.8)
Net current period OCI	(35.9)	(0.4)	3.3	(2.7)	(6.5)	(42.2)
Balance at February 2, 2019	$(248.4)	$(0.5)	$4.0	$(53.8)	$(4.1)	$(302.8)
OCI before reclassifications	(1.7)	(0.2)	11.2	0.4	—	9.7
Amounts reclassified from AOCI to net income	—	1.0	(2.7)	1.0	—	(0.7)
Net current period OCI	(1.7)	0.8	8.5	1.4	—	9.0
Balance at February 1, 2020	$(250.1)	$0.3	$12.5	$(52.4)	$(4.1)	$(293.8)

(1)
Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity securities as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-01.

 The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$(1.1)	$0.7	$(3.2)	Cost of sales (1)
Interest rate swaps	(0.6)	(1.9)	0.3	Interest expense, net (1)
Commodity contracts	(1.7)	(0.9)	(1.7)	Cost of sales (1)
Total before income tax	(3.4)	(2.1)	(4.6)
Income taxes	0.7	0.6	1.1
Net of tax	(2.7)	(1.5)	(3.5)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	1.2	0.9	2.8	Other non-operating income, net (2)
Amortization of unrecognized net prior service credits	—	—	(1.4)	Other non-operating income, net (2)
Net curtailment gain and settlement loss	—	—	(3.7)	Other non-operating income, net (2)
Total before income tax	1.2	0.9	(2.3)
Income taxes	(0.2)	(0.2)	0.4
Net of tax	1.0	0.7	(1.9)

Available-for-sale securities:
Corporate equity securities, before income tax	1.0	—	—	Other operating income (loss)(3)
Income taxes	—	—	—
Net of tax	1.0	—	—

Total reclassifications, net of tax	$(0.7)	$(0.8)	$(5.4)

(1)	See Note 20 for additional information.

(2)	These items are included in the computation of net periodic pension benefit (cost). See Note 22 for additional information.

(3)	See Note 19 for additional information.
12. Income taxes

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Income (loss) before income taxes:
– US	$32.3	$(1,135.8)	$202.2
– Foreign	97.4	333.2	325.0
Total income (loss) before income taxes	$129.7	$(802.6)	$527.2

Current taxation:
– US	$3.0	$(55.2)	$35.9
– Foreign	1.9	15.8	6.1
Deferred taxation:
– US	17.0	(85.8)	(34.8)
– Foreign	2.3	(20.0)	0.7
Total income tax expense (benefit)	$24.2	$(145.2)	$7.9

As the statutory rate of corporation tax in Bermuda is 0%, the differences between the US federal income tax rate and the effective tax rates for Signet have been presented below:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
US federal income tax rates	21.0%	21.0%	35.0%
US state income taxes	3.1%	2.3%	1.9%
Differences between US federal and foreign statutory income tax rates	1.3%	0.3%	(1.0)%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	3.3%	(0.8)%	1.4%
Impact of global reinsurance arrangements	(20.3)%	3.1%	(8.1)%
Impact of global financing arrangements	—%	4.2%	(11.4)%
Benefit in current taxes - the TCJ Act	—%	—%	(4.1)%
Remeasurement of deferred taxes - the TCJ Act	—%	—%	(12.3)%
Impairment of goodwill	7.5%	(13.4)%	—%
Out of period adjustment	—%	1.4%	—%
Other items	2.8%	—%	0.1%
Effective tax rate	18.7%	18.1%	1.5%

In Fiscal 2020, Signet’s effective tax rate was lower than the US federal income tax rate primarily due to the impact of Signet’s global reinsurance arrangement partially offset by nondeductible goodwill impairment charges and other nondeductible expenses. Signet’s future effective tax rate is largely dependent on changes in the geographic mix of income.

Deferred taxes
Deferred tax assets (liabilities) consisted of the following:

	February 1, 2020			February 2, 2019
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(63.0)	$(63.0)	$—	$(63.8)	$(63.8)
US property, plant and equipment	—	(55.4)	(55.4)	—	(68.2)	(68.2)
Foreign property, plant and equipment	6.5	—	6.5	6.5	—	6.5
Inventory valuation	—	(203.1)	(203.1)	—	(179.1)	(179.1)
Revenue deferral	102.5	—	102.5	122.0	—	122.0
Derivative instruments	—	(4.3)	(4.3)	—	(1.3)	(1.3)
Lease assets	—	(358.2)	(358.2)	—	—	—
Lease liabilities	380.6	—	380.6	26.2	—	26.2
Deferred compensation	7.3	—	7.3	7.5	—	7.5
Retirement benefit obligations	—	(6.7)	(6.7)	—	(5.8)	(5.8)
Share-based compensation	4.1	—	4.1	3.5	—	3.5
Other temporary differences	77.7	—	77.7	46.7	—	46.7
Net operating losses and foreign tax credits	137.0	—	137.0	151.8	—	151.8
Value of capital losses	12.9	—	12.9	13.9	—	13.9
Total gross deferred tax assets (liabilities)	$728.6	$(690.7)	$37.9	$378.1	$(318.2)	$59.9
Valuation allowance	(38.4)	—	(38.4)	(38.9)	—	(38.9)
Deferred tax assets (liabilities)	$690.2	$(690.7)	$(0.5)	$339.2	$(318.2)	$21.0

Disclosed as:
Non-current assets			$4.7			$21.0
Non-current liabilities			(5.2)			—
Deferred tax assets (liabilities)			$(0.5)			$21.0

As of February 1, 2020, Signet had deferred tax assets associated with net operating loss carry forwards of $109.2 million, of which $15.1 million are subject to ownership change limitations rules under Section 382 of the Internal Revenue Code (“IRC”) and various US state regulations and expire between 2020 and 2039. Deferred tax assets associated with foreign tax credits also subject to Section 382 of the IRC total $13.7 million as of February 1, 2020, which expire between 2020 and 2024 and foreign net operating loss carryforwards of $14.1 million, which expire between 2020 and 2039. Additionally, Signet had foreign capital loss carryforward deferred tax assets of $10.5 million (Fiscal 2019: $11.6 million), which can be carried forward over an indefinite period and US capital loss carryforwards of $3.0 million which expire in 2022, both of which are only available to offset future capital gains.
The decrease in the total valuation allowance in Fiscal 2020 was $0.5 million. The valuation allowance primarily relates to capital and operating loss carry forwards and foreign tax credits that, in the judgment of management, are not more likely than not to be realized.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of February 1, 2020 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.
Uncertain tax positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for US federal, US state and non-US tax jurisdictions:

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Unrecognized tax benefits, beginning of period	$18.1	$12.0	$12.0
Increases related to current year tax positions	2.0	2.5	2.3
Increases related to prior year tax positions	6.0	6.2	—
Lapse of statute of limitations	(2.6)	(2.4)	(2.4)
Difference on foreign currency translation	—	(0.2)	0.1
Unrecognized tax benefits, end of period	$23.5	$18.1	$12.0

As of February 1, 2020, Signet had approximately $23.5 million of unrecognized tax benefits in respect to uncertain tax positions. The unrecognized tax benefits relate primarily to intercompany deductions including financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense in the consolidated statement of operations. As of February 1, 2020, Signet had accrued interest of $3.9 million and $0.7 million of accrued penalties. If all of these unrecognized tax benefits were settled in Signet’s favor, the effective income tax rate would be favorably impacted by $25.5 million.
Over the next twelve months management believes that it is reasonably possible that there could be a reduction of some or all of the unrecognized tax benefits as of February 1, 2020 due to settlement of the uncertain tax positions with the tax authorities.
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
13. Other operating income (loss)

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Interest income from in-house customer finance programs(1)	$—	$22.8	$258.1
Shareholder litigation charge, net of insurance recoveries (2)	(33.2)	—	—
Other	3.6	3.4	2.7
Other operating income (loss)	$(29.6)	$26.2	$260.8

(1)	See Note 4 and Note 14 for additional information.
(2) See Note 27 for additional information.
14. Accounts receivable, net
Prior to the second quarter of Fiscal 2019, Signet’s accounts receivable primarily consisted of US customer in-house financing receivables. This accounts receivable portfolio historically consisted of a population that was of similar characteristics and was evaluated collectively for impairment.
In October 2017, the Company completed the sale of the prime portion of the Sterling customer in-house finance receivables. See Note 4 for additional information regarding the sale of the prime portion of the customer in-house finance receivable portfolio.
In June 2018, the Company completed the sale of the remaining Sterling and Zale customer in-house finance receivables. See Note 4 for additional information regarding the agreement. For a five-year term ending in 2023, Signet will remain the issuer of non-prime credit with investment funds managed by CarVal and Castlelake purchasing forward flow receivables at a discount rate determined in accordance with their respective agreements. Receivables issued by the Company but pending transfer to Carval and Castlelake as of period end are classified as “held for sale” in the consolidated balance sheet. As of February 1, 2020 and February 2, 2019, the accounts receivable held for sale were recorded at fair value. See Note 21 for additional information regarding the assumptions utilized in the calculation of fair value of the finance receivables held for sale.

(in millions)	February 1, 2020	February 2, 2019
Accounts receivable, held for investment	$34.4	$19.5
Accounts receivable, held for sale	4.4	4.2
Total accounts receivable	$38.8	$23.7

Prior to the sale of the remaining Sterling and Zale customer in-house finance receivables in June 2018, Signet granted credit to customers based on a variety of credit quality indicators, including consumer financial information and prior payment experience. Management monitored the credit exposure based on past due status and collection experience, as it had found a meaningful correlation between the past due status of customers and the risk of loss.
Accounts receivable held for investment includes accounts receivable relating to the insurance loss replacement business in the International segment and accounts receivable from our diamond sourcing initiative in the Other segment.

The activity in Fiscal 2019 and Fiscal 2018 related to the allowance for credit losses on Sterling Jewelers customer in-house finance receivables is shown below. There was no activity in Fiscal 2020 as the completion of the sale of in-house finance receivables occurred in June 2018.

(in millions)	Fiscal 2019	Fiscal 2018
Beginning balance:	$(113.5)	$(138.7)
Charge-offs, net	56.3	221.2
Recoveries	4.2	34.3
Provision	(54.6)	(251.0)
Reversal of allowance on receivables sold	107.6	20.7
Ending balance	$—	$(113.5)
Ending receivable balance evaluated for impairment	—	762.9
Sterling Jewelers customer in-house finance receivables, net	$—	$649.4

15. Inventories
The following table summarizes the details of the Company’s inventory:

(in millions)	February 1, 2020	February 2, 2019
Raw materials	$56.2	$76.3
Finished goods	2,275.5	2,310.6
Total inventories	$2,331.7	$2,386.9

Signet held $625.7 million of consignment inventory at February 1, 2020 (February 2, 2019: $726.8 million), which is not recorded on the balance sheet. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory prices prior to sale.
Inventory reserves

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Inventory reserve, beginning of period	$95.3	$40.6	$43.2
Charged to income(1)	80.2	131.4	75.8
Utilization(2)	(108.5)	(76.7)	(78.4)
Inventory reserve, end of period(3)	$67.0	$95.3	$40.6
(1) Includes $9.2 million in Fiscal 2020 and $62.2 million in Fiscal 2019 for inventory charges associated with the Company’s restructuring plan. The charges were primarily associated with discontinued brands and collections within the restructuring - cost of sales line item on the consolidated statements of operations. See Note 7 for additional information.
(2) Includes the impact of foreign exchange translation between opening and closing balance sheet dates, as well as $40.0 million in Fiscal 2020 and $10.6 million in Fiscal 2019 utilized for inventory identified as part of the Company’s restructuring plan. See Note 7 for additional information.
(3) Includes $20.8 million for Fiscal 2020 and $51.6 million in Fiscal 2019 for inventory identified as part of the Company’s restructuring plan. See Note 7 for additional information.

16. Property, plant and equipment, net

(in millions)	February 1, 2020	February 2, 2019
Land and buildings	$23.4	$34.0
Leasehold improvements	640.7	688.8
Furniture and fixtures	601.2	802.9
Equipment	199.1	196.1
Software	246.9	289.5
Construction in progress	95.3	72.0
Total	$1,806.6	$2,083.3
Accumulated depreciation and amortization	(1,064.7)	(1,282.8)
Property, plant and equipment, net	$741.9	$800.5

Depreciation and amortization expense for Fiscal 2020 was $177.1 million (Fiscal 2019: $179.6 million; Fiscal 2018: $194.1 million).
17. Leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Signet determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to selling, general and administrative expenses as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Further, certain leases provide for variable rent increases based on indexes specified within the lease agreement. As the contingent rent and variable increases are not measurable at inception, the amounts are excluded from minimum rent and the calculation of the operating lease liability. These amounts are included in variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and non-current operating lease liabilities in the Company’s consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate available at the lease commencement date, based primarily on the underlying lease term, in measuring the present value of lease payments. Lease terms, which include the period of the lease that can not be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
Payments arising from operating lease activity, as well as variable and short-term lease payments not included within the operating lease liability, are included as operating activities on the Company’s consolidated statement of cash flows. Operating lease payments representing costs to ready an asset for its intended use (i.e. leasehold improvements) are represented within investing activities within the Company’s consolidated statements of cash flows.
The weighted average lease term and discount rate for the Company’s outstanding operating leases were as follows:

February 1, 2020
Weighted average remaining lease term (in years)	6.7
Weighted average discount rate	5.5%

Total lease costs are as follows:

(in millions)	Fiscal 2020
Operating lease cost	$460.3
Short-term lease cost	19.4
Variable lease cost	107.1
Sublease income	(2.0)
Total lease cost	$584.8

The rent expense as determined prior to the adoption of ASC 842 was as follows:

(in millions)	Fiscal 2019	Fiscal 2018
Minimum rentals	$510.3	$528.1
Contingent rent	8.1	8.5
Sublease income	(1.1)	(0.5)
Total	$517.3	$536.1

Supplemental cash flow information related to leases was as follows:

(in millions)	Fiscal 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$467.7
Operating lease right-of-use assets obtained in exchange for lease obligations	149.9
Reduction in the carrying amount of right-of-use assets	360.1

The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	February 1, 2020
Fiscal 2021	$455.5
Fiscal 2022	395.1
Fiscal 2023	334.8
Fiscal 2024	265.6
Fiscal 2025	209.0
Thereafter	551.0
Total lease payments	$2,211.0
Less: Imputed interest	(435.1)
Present value of lease liabilities	$1,775.9

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

18. Goodwill and intangibles
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually and more frequently if events or conditions are identified indicating the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable. In evaluating goodwill and indefinite-lived trade names for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value. If the Company concludes that it is not more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, then a goodwill impairment test is performed to identify a potential impairment and measure the amount of impairment to be recognized, if any. When the carrying amount of the reporting unit or an indefinite-lived intangible assets exceeds its fair value, an impairment charge is recorded.
The impairment test for goodwill involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
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
Due to a continued decline in the Company’s market capitalization during the 13 weeks ended February 2, 2019, the Company determined a triggering event had occurred that required additional interim impairment assessments for its reporting units and indefinite-lived intangible assets. The Company recognized additional pre-tax impairment charges totaling $286.7 million during the 13 weeks ended February 2, 2019 primarily related to revised long-term projections and a higher discount rate associated with R2Net.
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
During the fourth quarter of Fiscal 2020, the Company completed an annual qualitative assessment of its R2Net reporting unit and related indefinite-lived trade name, and through this assessment, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values.

Goodwill
During the first quarter of Fiscal 2019, using a combination of discounted cash flow and guideline public company methodologies, the Company compared the fair value of each of its reporting units with their carrying value and concluded that a deficit existed. Accordingly, in the 13 weeks ended May 5, 2018, the Company recognized pre-tax impairment charges in operations of $308.8 million within its North America segment. Due to the second triggering event in the 13 weeks ended February 2, 2019 and using similar methodologies as the initial impairment assessment, the Company recognized additional pre-tax impairment charges in the statement of operations of $208.8 million and $3.6 million within its North America and Other segments, respectively.
During the second quarter of Fiscal 2020, a non-cash immaterial out-of-period adjustment of $47.7 million, with $35.2 million related to Zales goodwill and $12.5 million related to R2Net goodwill, was recognized within Goodwill and intangible impairments on the consolidated statements of operations related to an error in the calculation of goodwill impairments during Fiscal 2019.
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America	Other	Total
Balance at February 3, 2018	$818.1	$3.6	$821.7
Impairment	(517.6)	(3.6)	(521.2)
Impact of foreign exchange and other adjustments(1)	(3.9)	—	(3.9)
Balance at February 2, 2019	$296.6	$—	$296.6
Impairment	(47.7)	—	(47.7)
Impact of foreign exchange	(0.1)	—	(0.1)
Balance at February 1, 2020	$248.8	$—	$248.8

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
In conjunction with the interim goodwill impairment tests noted above, the Company reviewed its indefinite-lived intangible assets for potential impairment by calculating the fair values of the assets using the relief from royalty method and comparing the fair value to their respective carrying amounts. The interim impairment test resulted in the determination that the fair values of indefinite-lived intangible assets related to certain Zales trade names were less than their carrying value. Accordingly, in the 13 weeks ended May 5, 2018, the Company recognized pre-tax impairment charges in operations of $139.9 million within its North America segment. Additionally, in conjunction with the interim goodwill impairment tests associated with the second triggering event in the fourth quarter of Fiscal 2019, the Company determined that the fair values of indefinite-lived intangible assets related to trade names, primarily James Allen, were less than their carrying value. Accordingly, in the 13 weeks ended February 2, 2019, the Company recognized pre-tax impairment charges in operations of $74.3 million within its North America segment.
There were no indefinite-lived intangible asset impairment losses recognized during Fiscal 2020.
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	February 1, 2020				February 2, 2019
(in millions)	Gross carrying amount	Accumulated amortization	Accumulated impairment loss	Net carrying amount	Gross carrying amount	Accumulated amortization	Accumulated impairment loss	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$53.2	$(50.9)	$—	$2.3	$53.3	$(50.1)	$—	$3.2
Indefinite-lived intangible assets	475.4		(213.9)	261.5	475.9		(214.1)	261.8
Total intangible assets, net	$528.6	$(50.9)	$(213.9)	$263.8	$529.2	$(50.1)	$(214.1)	$265.0

Intangible liabilities, net	$(113.9)	$98.0	$—	$(15.9)	$(113.9)	$92.5	$—	$(21.4)

Amortization expense relating to intangible assets was $0.9 million in Fiscal 2020 (Fiscal 2019: $4.0 million; Fiscal 2018: $9.3 million). The unfavorable leases and unfavorable contracts are classified as liabilities and recognized over the term of the underlying lease or contract. Amortization relating to intangible liabilities was $5.5 million in Fiscal 2020 (Fiscal 2019: $7.9 million; Fiscal 2018: $13.0 million). Expected future amortization for intangible assets and future amortization for intangible liabilities recorded at February 1, 2020 follows:

(in millions)	Intangible assets, net amortization	Intangible liabilities amortization
Fiscal 2021	$0.9	$(5.4)
Fiscal 2022	0.8	(5.4)
Fiscal 2023	0.6	(5.1)
Total	$2.3	$(15.9)

The Company will continue to monitor the share price of the Company’s stock, as well as key business metrics and inputs used to estimate fair value, such as sales trends and interest rates. In addition, as a result of the impairment of goodwill and trade names during the fourth quarter of Fiscal 2019, goodwill of $77.8 million associated with the R2Net acquisition and the Company’s trade names within the North America segment continue to approximate their respective fair values and could be at risk for future impairments should there be an adverse business or economic change in future periods.
19. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	February 1, 2020			February 2, 2019
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$7.2	$—	$7.2	$5.1	$(0.4)	$4.7
US government agency securities	4.6	0.1	4.7	2.6	(0.1)	2.5
Corporate bonds and notes	8.3	0.2	8.5	5.3	(0.1)	5.2
Corporate equity securities	—	—	—	2.7	(0.3)	2.4
Total investments	$20.1	$0.3	$20.4	$15.7	$(0.9)	$14.8

Realized gains and losses on investments are determined on the specific identification basis. Net realized gains of $1.0 million were recognized during Fiscal 2020. There were no material net realized gains or losses during Fiscal 2019 and Fiscal 2018. Investments with a carrying value of $3.7 million and $3.4 million were on deposit with various state insurance departments at February 1, 2020 and February 2, 2019, respectively, as required by law.
Investments in debt securities outstanding as of February 1, 2020 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$3.5	$3.5
Year two through year five	16.6	16.9
Total investment in debt securities	$20.1	$20.4

20. Derivatives
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

Signet holds a fluctuating amount of British pounds and Canadian dollars reflecting the cash generative characteristics of operations. Signet’s objective is to minimize net foreign exchange exposure to the consolidated statement of operations on non-US dollar denominated items through managing cash levels, non-US dollar denominated intra-entity balances and foreign currency swaps. In order to manage the foreign exchange exposure and minimize the level of funds denominated in British pounds and Canadian dollars, dividends are paid regularly by subsidiaries to their immediate holding companies and excess British pounds and Canadian dollars are sold in exchange for US dollars.
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
Liquidity risk
Signet’s objective is to ensure that it has access to, or the ability to generate, sufficient cash from either internal or external sources in a timely and cost-effective manner to meet its commitments as they become due and payable. Signet manages liquidity risks as part of its overall risk management policy. Management produces forecasting and budgeting information that is reviewed and monitored by the Board of Directors. Cash generated from operations and external financing are the main sources of funding.
The primary external sources of funding are the Company’s ABL Revolving Facility and Senior Notes as described in Note 23.
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of February 1, 2020, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of February 1, 2020 was $23.0 million (February 2, 2019: $22.4 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 2, 2019: 12 months).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of February 1, 2020 was $224.2 million (February 2, 2019: $111.5 million).
Commodity forward purchase contracts, options and net zero premium collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. The total notional amount of these commodity derivative contracts outstanding as of February 1, 2020 was for approximately 63,000 ounces of gold (February 2, 2019: 89,000 ounces). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 2, 2019: 20 months).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of February 1, 2020, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	February 1, 2020	February 2, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$0.1
Commodity contracts	Other current assets	11.8	4.3
Commodity contracts	Other assets	—	1.4
Interest rate swaps	Other assets	—	0.6
		11.8	6.4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.6	0.8
Total derivative assets		$12.4	$7.2

	Fair value of derivative liabilities
(in millions)	Balance sheet location	February 1, 2020	February 2, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.8)	$(0.2)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.1)	—
Total derivative liabilities		$(0.9)	$(0.2)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	February 1, 2020	February 2, 2019
Foreign currency contracts	$(1.0)	$0.7
Commodity contracts	17.7	4.0
Interest rate swaps	—	0.6
Gains recorded in AOCI	$16.7	$5.3
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the consolidated statements of operations:
Foreign currency contracts

(in millions)	Statement of operations caption	Fiscal 2020	Fiscal 2019
Gains (losses) recorded in AOCI, beginning of period		$0.7	$(2.4)
Current period gains (losses) recognized in OCI		(0.6)	2.4
(Gains) losses reclassified from AOCI to net income	Cost of sales(1)	(1.1)	0.7
Gains (losses) recorded in AOCI, end of period		$(1.0)	$0.7
Commodity contracts

(in millions)	Statement of operations caption	Fiscal 2020	Fiscal 2019
Gains recorded in AOCI, beginning of period		$4.0	$1.4
Current period gains recognized in OCI		15.4	3.5
Gains reclassified from AOCI to net income	Cost of sales(1)	(1.7)	(0.9)
Gains recorded in AOCI, end of period		$17.7	$4.0

Interest rate swaps

(in millions)	Statement of operations caption	Fiscal 2020	Fiscal 2019
Gains recorded in AOCI, beginning of period		$0.6	$2.2
Current period gains recognized in OCI		—	0.3
Gains reclassified from AOCI to net income	Interest expense, net(1)	(0.6)	(1.9)
Gains recorded in AOCI, end of period		$—	$0.6

(1)	Refer to table below for total amounts of financial statement captions impacted by cash flow hedges.
Total amounts presented in the consolidated statements of operations

(in millions)	Fiscal 2020	Fiscal 2019
Cost of sales	$(3,904.2)	$(4,024.1)
Interest expense, net	$(35.6)	$(39.7)

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships during Fiscal 2020 and Fiscal 2019. Based on current valuations, the Company expects approximately $10.9 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the consolidated statements of operations:

	Statement of operations caption	Amount of gains (losses) recognized in net income
(in millions)		Fiscal 2020	Fiscal 2019
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other operating income (loss)	$(3.1)	$(14.4)

21. Fair value measurement
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	February 1, 2020			February 2, 2019
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
US Treasury securities	$7.2	$7.2	$—	$4.7	$4.7	$—
Corporate equity securities	—	—	—	2.4	2.4	—
Foreign currency contracts	0.6	—	0.6	0.9	—	0.9
Commodity contracts	11.8	—	11.8	5.7	—	5.7
Interest rate swaps	—	—	—	0.6	—	0.6
US government agency securities	4.7	—	4.7	2.5	—	2.5
Corporate bonds and notes	8.5	—	8.5	5.2	—	5.2
Total assets	$32.8	$7.2	$25.6	$22.0	$7.1	$14.9

Liabilities:
Foreign currency contracts	$(0.9)	$—	$(0.9)	$(0.2)	$—	$(0.2)
Total liabilities	$(0.9)	$—	$(0.9)	$(0.2)	$—	$(0.2)

Investments in US Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 19 for additional information related to the Company’s available-for-sale investments. The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment, foreign currency forward rates or commodity forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 20 for additional information related to the Company’s derivatives.
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price is contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset related to this deferred payment within other assets at fair value and will adjust the asset to fair value in each subsequent period through the performance period through AOCI until settled. This estimated fair value was derived from a discounted cash flow model using unobservable inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. As of February 1, 2020, the fair value of the deferred payment was $21.9 million, which is recorded within other assets on the consolidated balance sheet. See Note 4 and Note 14 for additional information.
Goodwill and other indefinite-lived intangible assets, are evaluated for impairment annually or more frequently if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. During Fiscal 2020 and 2019, the Company performed interim and annual impairment tests for goodwill and indefinite-lived intangible assets. The fair value was calculated using a combination of discounted cash flow and guideline public company methodologies for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value of goodwill and indefinite-lived intangible assets is a Level 3 valuation based on certain unobservable inputs including projected cash flows and estimated risk-adjusted rates of return that would be utilized by market participants in valuing these assets or prices of similar assets. See Note 18 for additional information.
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.

The fair values of long-term debt instruments, excluding revolving credit facilities, were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The carrying value of the ABL Revolving Facility (as defined in Note 23) approximates fair value. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	February 1, 2020		February 2, 2019
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior Notes (Level 2)	$146.4	$144.8	$395.3	$340.3
Term loans (Level 2)	99.5	100.0	293.0	294.9
Total	$245.9	$244.8	$688.3	$635.2

22. Retirement plans
Signet operates a defined benefit pension plan in the UK (the “UK Plan”) which ceased to admit new employees effective April 2004. The UK Plan provides benefits to participating eligible employees. Beginning in Fiscal 2014, a change to the benefit structure was implemented and members’ benefits that accumulate after that date are now based upon career average salaries, whereas previously, all benefits were based on salaries at retirement. In September 2017, the Company approved an amendment to freeze benefit accruals under the UK Plan in an effort to reduce anticipated future pension expense. As a result of this amendment, the Company froze the pension plan for all participants with an effective date of October 2019 as elected by the plan participants. All future benefit accruals under the plan have thus ceased as of this date. The amendment to the plan was accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 715, “Compensation - Retirement Benefits.”
The net periodic pension cost of the UK Plan is measured on an actuarial basis using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases, and rates of employee attrition. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed 10% of the greater of plan assets or plan liabilities, Signet amortizes those gains or losses over the average remaining service period of the employees. The service cost component of net periodic pension cost is charged to selling, general and administrative expenses while non-service, interest and other costs components are charged to other non-operating income, net, in the consolidated statements of operations.
The UK Plan is a funded plan with assets held in a separate trustee administered fund, which is independently managed. Signet used February 1, 2020 and February 2, 2019 measurement dates in determining the UK Plan’s benefit obligation and fair value of plan assets.
The following tables provide information concerning the UK Plan as of and for the fiscal years ended February 1, 2020 and February 2, 2019:

(in millions)	Fiscal 2020	Fiscal 2019
Change in UK Plan assets:
Fair value at beginning of year	$245.5	$272.2
Actual return on UK Plan assets	36.8	2.1
Employer contributions	5.3	4.4
Members’ contributions	0.2	0.3
Benefits paid	(9.4)	(13.5)
Foreign currency translation	3.5	(20.0)
Fair value at end of year	$281.9	$245.5

(in millions)	Fiscal 2020	Fiscal 2019
Change in benefit obligation:
Benefit obligation at beginning of year	$214.9	$232.4
Service cost	0.7	0.9
Interest cost	5.5	5.8
Members’ contributions	0.2	0.3
Actuarial (gain) loss	29.2	(2.1)
Benefits paid	(9.4)	(13.5)
Plan settlements	—	8.3
Foreign currency translation	2.3	(17.2)
Benefit obligation at end of year	$243.4	$214.9
Funded status at end of year	$38.5	$30.6

(in millions)	February 1, 2020	February 2, 2019
Amounts recognized in the balance sheet consist of:
Non-current assets	$38.5	$30.6

Items in AOCI not yet recognized in net income in the consolidated statements of operations:

(in millions)	February 1, 2020	February 2, 2019	February 3, 2018
Net actuarial losses	$(52.4)	$(53.8)	$(51.1)
Net prior service (costs) credits	(4.1)	(4.1)	2.4

The estimated actuarial losses and prior service costs for the UK Plan that will be amortized from AOCI into net periodic pension cost over the next fiscal year are $(1.0) million and $(0.1) million, respectively.
The accumulated benefit obligation for the UK Plan was $243.4 million and $214.6 million as of February 1, 2020 and February 2, 2019, respectively.
The components of net periodic pension benefit cost and other amounts recognized in OCI for the UK Plan are as follows:

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Components of net periodic benefit (cost) income:
Service cost	$(0.7)	$(0.9)	$(2.1)
Interest cost	(5.5)	(5.8)	(6.1)
Expected return on UK Plan assets	7.8	8.4	9.4
Amortization of unrecognized actuarial losses	(1.2)	(0.9)	(2.8)
Amortization of unrecognized net prior service credits	—	—	1.4
Net curtailment gain and settlement loss	—	—	3.7
Total net periodic benefit (cost) income	$0.4	$0.8	$3.5
Other changes in assets and benefit obligations recognized in OCI	1.7	(11.3)	(2.9)
Total recognized in net periodic pension benefit (cost) and OCI	$2.1	$(10.5)	$0.6

	February 1, 2020	February 2, 2019
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	1.70%	2.70%
Salary increases	N/A	1.50%
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	2.70%	2.60%
Expected return on UK Plan assets	3.50%	3.60%
Salary increases	1.50%	2.50%

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
The UK Plan’s investment strategy is guided by an objective of achieving a return on the investments, which is consistent with the long-term return assumptions and funding policy, to ensure the UK Plan obligations are met. The investment policy is to allocate funds to a diverse portfolio of investments, including UK and global equities, diversified growth funds, corporate bonds, fixed income investments and commercial property. The commercial property investment is through a Pooled Pensions Property Fund that provides a diversified portfolio of property assets. As of February 1, 2020, the long-term target allocation for the UK Plan’s assets was bonds 68%, diversified growth funds 27%, equities 5% and property 0%. This allocation is consistent with the long-term target allocation of investments underlying the UK Plan’s funding strategy.
The fair value of the assets in the UK Plan at February 1, 2020 and February 2, 2019 are required to be classified and disclosed in one of the following three categories:
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data
The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	Fair value measurements as of February 1, 2020				Fair value measurements as of February 2, 2019
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset category:
Diversified equity securities	$15.1	$—	$15.1	$—	$19.4	$—	$19.4	$—
Diversified growth funds	49.8	49.8	—	—	66.4	43.6	22.8	—
Fixed income – government bonds	139.7	139.7	—	—	80.6	—	80.6	—
Fixed income – corporate bonds	48.8	—	48.8	—	46.2	—	46.2	—
Cash	4.3	4.3	—	—	1.9	1.9	—	—
Investments measured at NAV(1):
Diversified growth funds	17.8				17.4
Property	6.4				13.6
Total	$281.9	$193.8	$63.9	$—	$245.5	$45.5	$169.0	$—

(1)	Certain assets that are measured at fair value using the net asset value (“NAV”) practical expedient have not been classified in the fair value hierarchy.
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
Certain fixed income investments are in an interest-based return through investments in various asset classes including: asset backed securities, mortgage backed securities, collateralized debt and loan obligations, and loan investments. The same investments in are subject to certain restrictions whereby funds may only be divested quarterly. The investment in property is in pooled funds valued by the administrators of the fund. The investment in the property fund is subject to certain restrictions on withdrawals that could delay the receipt of funds by up to 16 months. The valuation of these assets are based on the NAV of underlying assets, which are independently valued on a monthly basis.
Signet contributed $5.3 million to the UK Plan in Fiscal 2020 and expects to contribute a minimum of $4.5 million to the UK Plan in Fiscal 2021. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2017.
The following benefit payments are currently estimated to be paid by the UK Plan:

(in millions)	Expected benefit payments
Fiscal 2021	$9.5
Fiscal 2022	9.6
Fiscal 2023	9.7
Fiscal 2024	9.6
Fiscal 2025	9.9
Thereafter	$50.6

Other retirement plans
In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2020 were $2.4 million (Fiscal 2019: $2.3 million; Fiscal 2018: $2.6 million).
In the US, Signet operates a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Signet’s contributions to this plan in Fiscal 2020 were $9.1 million (Fiscal 2019: $10.4 million; Fiscal 2018: $10.0 million). The Company has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The plan also permits employer contributions on a discretionary basis. The cost recognized in connection with the DCP in Fiscal 2020 was $3.6 million (Fiscal 2019: $3.6 million; Fiscal 2018: $3.8 million).
The fair value of the assets in the two unfunded, non-qualified deferred compensation plans at February 1, 2020 and February 2, 2019 are required to be classified and disclosed. Although these plans are not required to be funded by the Company, the Company has elected to fund the plans by investing in trust-owned life insurance policies and money market funds. The value and classification of these assets are as follows:

	Fair value measurements as of February 1, 2020			Fair value measurements as of February 2, 2019
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Corporate-owned life insurance plans	$6.5	$—	$6.5	$7.0	$—	$7.0
Money market funds	21.0	21.0	—	26.9	26.9	—
Total assets	$27.5	$21.0	$6.5	$33.9	$26.9	$7.0

As of February 1, 2020 and February 2, 2019, the total liability recorded by the Company for the DCP was $35.4 million and $35.5 million, respectively.

23. Loans, overdrafts and long-term debt

(in millions)	February 1, 2020	February 2, 2019
Debt:
Senior Notes, net of unamortized discount	$147.5	$399.0
ABL Revolving Facility	270.0	—
FILO term loan facility	100.0	—
Senior unsecured term loan	—	294.9
Other loans and bank overdrafts	95.6	40.1
Gross debt	$613.1	$734.0
Less: Current portion of loans and overdrafts	(95.6)	(78.8)
Less: Unamortized debt issuance costs	(1.6)	(5.6)
Total long-term debt	$515.9	$649.6

The annual aggregate maturities of our debt (excluding the impact of debt issuance costs) for the five years subsequent to February 1, 2020 are presented below.

(in millions)
Fiscal 2021	$63.1
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	370.0
Fiscal 2025	147.5
Thereafter	—
Gross Debt	$580.6

Revolving credit facility and term loan (the “Credit Facility”)
On September 27, 2019, in connection with the issuance of a new senior secured asset-based credit facility, the Company repaid and terminated the Credit Facility. Refer to the “Asset-based credit facility” section below. The original maturity of the Credit Facility was July 2021. Unamortized debt issuance costs of $2.0 million associated with the Credit Facility were written-off during Fiscal 2020 upon executing the termination of the Credit Facility. This expense was recognized as a cost of extinguishment of the Credit Facility and was recorded within other non-operating income, net, in the consolidated statements of operations.
Senior unsecured notes due 2024
On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.70% senior unsecured notes due in 2024 (the “Senior Notes”). The Senior Notes were issued under an effective registration statement previously filed with the SEC. Interest on the Senior Notes is payable semi-annually on June 15 and December 15 of each year. The Senior Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries (such subsidiaries, the “Guarantors”). See Note 28 of Item 8 for additional information. The Senior Notes were issued pursuant to a base indenture among the Company, Signet UK Finance, the Guarantors and Deutsche Bank Trust Company Americas as trustee, with the indenture containing customary covenants and events of default provisions.
On September 5, 2019, Signet UK Finance announced the commencement of a tender offer to purchase any and all of its outstanding Senior Notes (the “Tender Offer”). Upon receipt of the requisite consents from Senior Note holders, Signet UK Finance entered into a supplemental indenture which eliminated most of the restrictive covenants and certain default provisions of the indenture. The supplemental indenture became operative on September 27, 2019 upon the Company’s acceptance and payment for the Senior Notes previously validly tendered and not validly withdrawn pursuant to the Tender Offer for an aggregate principal amount of $239.6 million, which represented a purchase price of $950.00 per $1,000.00 in principal amount of the Senior Notes validly tendered. The Company recognized a net gain on extinguishment of the validly tendered Senior Notes in Fiscal 2020 of $8.2 million, net of $1.9 million in third party fees and $2.6 million in write-off of unamortized debt issuance costs and original issue discount. This net gain was recorded within other non-operating income, net, in the consolidated statements of operations.

Unamortized debt issuance costs relating to the Notes as of February 1, 2020 was $1.1 million (February 2, 2019: $3.7 million). The remaining unamortized debt issuance costs are recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Amortization relating to debt issuance costs of $0.6 million was recorded as interest expense in the consolidated statements of operations in Fiscal 2020 ($0.7 million during Fiscal 2019 and Fiscal 2018).
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

Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL Revolving Facility and the FILO Term Loan Facility, as applicable, bear interest at the Company’s option at either eurocurrency rate plus the applicable margin or a base rate plus the applicable margin, in each case depending on the excess availability under the ABL Revolving Facility. As of February 1, 2020, the interest rate on the ABL Revolving Facility was 2.8%, and the interest rate on the FILO Term Loan Facility was 3.6%. The Company had stand-by letters of credit outstanding of $14.9 million on the ABL Revolving Facility as of February 1, 2020. The Company had available borrowing capacity of $1.2 billion on the ABL Revolving Facility as of February 1, 2020.

If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of February 1, 2020, the threshold related to the fixed coverage ratio was approximately $150 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. This payment restrictions threshold was approximately $260 million as of February 1, 2020. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of our other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.

Debt issuance costs relating to the ABL Facility totaled $9.3 million, of which $8.7 million of these costs were allocated to the ABL Revolving Facility and $0.6 million was allocated to the FILO Term Loan Facility. The remaining unamortized debt issuance costs for the ABL Revolving Facility are recorded within other assets in the consolidated balance sheets and the remaining unamortized debt issuance costs for the FILO Term Loan Facility are recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Amortization relating to the ABL Facility debt issuance costs of $0.6 million was recorded as interest expense in the consolidated statements of operations for Fiscal 2020.
Asset-backed securitization facility
The Company sold an undivided interest in certain credit card receivables to Sterling Jewelers Receivables Master Note Trust (the “Issuer”) and issued two-year revolving asset-backed variable funding notes. As a condition of closing the credit transaction disclosed in Note 4, during the third quarter of Fiscal 2018, the Company terminated the asset-backed securitization facility, which had a principal balance outstanding of $600 million, in order to transfer the receivables free and clear. Unamortized capitalized fees of $0.2 million associated with the asset-backed securitization facility were written-off during the third quarter of Fiscal 2018. Capitalized fees previously totaled $3.4 million, offset by accumulated amortization of $3.4 million as of February 3, 2018. Amortization relating to these fees of $0.3 million was recorded as interest expense in the consolidated statement of operations for Fiscal 2018.
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
Other
As of February 1, 2020 and February 2, 2019, the Company was in compliance with all debt covenants.
As of February 1, 2020 and February 2, 2019, there were $87.5 million and $40.1 million in overdrafts, respectively, which represent issued and outstanding checks where no bank balances exist with the right of offset.

24. Accrued expenses and other current liabilities

(in millions)	February 1, 2020	February 2, 2019
Accrued compensation	$63.1	$88.1
Other liabilities	13.8	28.3
Other taxes	32.8	32.6
Payroll taxes	11.7	10.8
Shareholder litigation (see Note 27)	240.6	—
Accrued expenses	335.0	343.0
Total accrued expenses and other current liabilities	$697.0	$502.8

The North America segment provides a product lifetime diamond guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six-month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. A similar product lifetime guarantee is also provided on color gemstones. The warranty reserve for diamond and gemstone guarantee is as follows:

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Warranty reserve, beginning of period	$33.2	$37.2	$40.0
Warranty expense	13.5	8.0	8.5
Utilized(1)	(10.4)	(12.0)	(11.3)
Warranty reserve, end of period	$36.3	$33.2	$37.2

(1)	Includes impact of foreign exchange translation.

(in millions)	February 1, 2020	February 2, 2019
Disclosed as:
Current liabilities(1)	$10.6	$10.0
Other liabilities - non-current (see Note 25)	25.7	23.2
Total warranty reserve	$36.3	$33.2

(1)	Included within accrued expenses above.
25. Other liabilities - non-current

(in millions)	February 1, 2020	February 2, 2019
Straight-line rent	$—	$95.1
Deferred compensation	31.0	30.4
Warranty reserve	25.7	23.2
Other liabilities	59.9	75.4
Total other liabilities	$116.6	$224.1

26. Share-based compensation
Signet operates several share-based compensation plans which can be categorized as the “Omnibus Plans” and “Share Saving Plans.”
Impact on results
Share-based compensation expense and the associated tax benefits recognized in the consolidated statements of operations are as follows:

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Share-based compensation expense	$16.9	$16.5	$16.1
Income tax benefit	$(4.2)	$(4.1)	$(5.3)

As of February 1, 2020, unrecognized compensation cost related to unvested awards granted under share-based compensation plans is as follows:

(in millions)	Unrecognized Compensation Cost	Weighted average period
Omnibus Plan	$21.8	1.7 years
Share Saving Plans	0.4	1.2 years
Total	$22.2

The Company satisfies share option exercises and the vesting of restricted stock and restricted stock units (“RSUs”) under its plans with the issuance of treasury shares.
Omnibus Plan
In June 2018, Signet’s shareholders approved and Signet adopted the Signet Jewelers Limited 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”). Upon adoption of the 2018 Omnibus Plan, shares that were previously available under the Signet Jewelers Limited Omnibus Incentive Plan, which was approved in June 2009 (the “2009 Omnibus Plan”)(collectively, with the 2018 Omnibus Incentive Plan, the “Omnibus Plans”) are no longer available for future grants and were not transferred to the 2018 Omnibus Incentive Plan. Awards that may be granted under the 2018 Omnibus Plan include restricted stock, RSUs, stock options, stock appreciation rights and other stock-based awards. The Fiscal 2020, Fiscal 2019 and Fiscal 2018 annual awards granted under the Omnibus Plans have two elements: time-based restricted stock and performance-based RSUs. Additionally, during Fiscal 2020 and Fiscal 2019, time-based stock options were granted under the Omnibus Plans. The time-based restricted stock has a three-year vesting period, subject to continued employment, and has the same voting rights and dividend rights as common shares (which are payable once the shares have vested). Performance-based RSUs granted in Fiscal 2020 and 2019 include two performance measures: operating income (subject to certain adjustments) and return on invested capital (“ROIC”), although the ROIC measure is applicable only to senior executives. Performance-based RSUs granted in Fiscal 2018 include two performance measures: operating income and return on capital employed (“ROCE”), although the ROCE measure is applicable only to senior executives. For the performance measures, cumulative results achieved during the relevant three year performance period are compared to target metrics established in the underlying grant agreements. The time-based stock options vest on the third anniversary of the grant date and have a ten year contractual term, subject to continued employment. Time-based RSUs generally have a three year vesting period, subject to continued employment. The 2018 Omnibus Plan permits the grant of awards to employees, non-employee directors and consultants for up to 3,575,000 common shares.
The significant assumptions utilized to estimate the weighted-average fair value of restricted stock and RSU awards granted under the Omnibus Plans are as follows:

	Omnibus Plan
	Fiscal 2020	Fiscal 2019	Fiscal 2018
Share price	$20.76	$41.36	$65.74
Expected term	2.8 years	2.8 years	2.7 years
Dividend yield	7.5%	3.6%	2.1%
Fair value	$18.14	$38.57	$63.42
The significant assumptions utilized to estimate the weighted-average fair value of stock options granted under the Omnibus Plans are as follows:

	Fiscal 2020	Fiscal 2019
Share price	$22.17	$40.09
Exercise price	$25.18	$39.72
Risk free interest rate	2.4%	2.9%
Expected term	6.0 years	6.5 years
Expected volatility	42.7%	37.6%
Dividend yield	6.7%	3.7%
Fair value	$4.27	$11.21
The risk-free interest rate is based on the US Treasury yield curve in effect at the grant date with remaining terms equal to the expected term of the awards. The expected term utilized is the length of time the awards are expected to be outstanding, primarily based on the vesting period and expiration date of the awards. The expected volatility is determined by calculating the historical volatility of Signet’s share price over the expected term of the award.
The Fiscal 2020 activity for restricted stock and RSU awards granted under the Omnibus Plans is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 2, 2019	1.6	$54.08	1.5 years	$39.9
Fiscal 2020 activity:
Granted	1.6	18.14
Vested	(0.2)	58.24
Lapsed	(0.2)	80.47
Outstanding at February 1, 2020	2.8	$31.04	1.5 years	$66.9

(1)	Intrinsic value for outstanding restricted stock and RSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The Fiscal 2020 activity for stock options granted under the Omnibus Plans is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 2, 2019	0.8	$39.72	9.2 years	$—
Fiscal 2020 activity:
Granted	0.1	25.18
Exercised	—	—
Lapsed	(0.2)	39.72
Outstanding at February 1, 2020	0.7	$39.13	8.3 years	$—
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plan:

(in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Total intrinsic value of awards vested	$3.5	$6.8	$7.1

Share Saving Plans
Signet has three share option savings plans (collectively, the “Share Saving Plans”) available to employees as follows:

•	Employee Share Purchase Plan, for US employees

•	Sharesave Plan, for UK employees

•	Irish Sub-Plan to the Sharesave Plan, for Republic of Ireland employees
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
The Sharesave Plan and Irish Sub-Plan as adopted in 2018 allow eligible employees to be granted, and to exercise, options over common shares at a discount of approximately 15% below a determined market price based on the New York Stock Exchange, using savings accumulated under savings contract entered into in accordance with the relevant plan rules. The market price is generally determined as one of: (i) the average middle market price for the three trading days immediately prior to the invitation date; (ii) the market price on the day immediately preceding the invitation date; or (iii) the market price at such other time as may be agreed with Her Majesty’s Revenue and Customs Options granted under the Sharesave Plan and the Irish Sub-Plan vest after 36 months and are generally only exercisable between 36 and 42 months from commencement of the related savings contract. These plans are compensatory and compensation expense is recognized over the requisite service period, and no more than 1,000,000 shares may be allocated under these plans.

The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Share Saving Plans are as follows:

	Share Saving Plans
	Fiscal 2019	Fiscal 2018
Share price	$58.50	$59.84
Exercise price	$57.97	$52.00
Risk free interest rate	3.0%	1.2%
Expected term	3.7 years	2.7 years
Expected volatility	44.4%	37.0%
Dividend yield	2.6%	2.7%
Fair value	$18.07	$15.22

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
The Fiscal 2020 activity for awards granted under the Share Saving Plans is as follows:

	Share Saving Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 2, 2019	0.2	$54.80	1.5 years	$—
Fiscal 2020 activity:
Granted	—	—
Exercised	—	—
Lapsed	(0.1)	57.62
Outstanding at February 1, 2020	0.1	$54.78	1.1 years	$—
Exercisable at February 2, 2019	—	$—		$—
Exercisable at February 1, 2020	—	$—		$—
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Share Saving Plans:

(in millions, except per share amounts)	Fiscal 2019	Fiscal 2018
Weighted average grant date fair value per share of awards granted	$18.07	$15.22
Total intrinsic value of options exercised	$—	$0.1
Cash received from share options exercised	$—	$0.3

27. Commitments and contingencies
Contingent property liabilities
Approximately 18 property leases had been assigned in the UK by Signet at February 1, 2020 (and remained unexpired and occupied by assignees at that date) and approximately four additional properties were sub-leased in the US and UK at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-leased, Signet or one of its subsidiaries may be liable for those defaults. The amount of such claims arising to date has not been material.
Capital commitments
At February 1, 2020 Signet has committed to spend $22.3 million (February 2, 2019: $52.5 million) related to capital commitments. These commitments principally relate to the renovation of stores and capital investments in IT.
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion.  On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015, which SJI opposed. April 27, 2015, the arbitrator issued an order denying the Claimants’ Motion. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015, which Claimants opposed. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the District Court’s November 16, 2015 Opinion and Order. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit, which Claimants opposed. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed, and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims, which SJI opposed. On June 15, 2015, the arbitrator granted the Claimants’ motion. On March 6, 2017, Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice, which SJI opposed The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016, which Claimants opposed. On April 5, 2016, the arbitrator denied SJI’s Motion. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, which Claimants opposed. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals, which Claimant’s opposed. On June 1, 2017, the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016 and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016, which Claimants opposed. The matter was fully briefed, and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. Approximately, 10,314 current and former employees submitted consent forms to opt in to the collective action; however, some have withdrawn their consents. The number of valid consents is disputed and yet to be determined. SJI believes the number of valid consents to be approximately 9,124. On July 24, 2017, the United States Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The matter was fully briefed, and an oral argument was heard on October 16, 2017. On November 10, 2017, SJI filed in the arbitration motions for summary judgment, and for decertification, of Claimants’ Equal Pay Act and Title VII promotions claims. On January 30, 2018, oral argument on SJI’s motions was heard. On January 26, 2018, SJI filed in the arbitration a Motion to Vacate The Equal Pay Act Collective Action Award And Tolling Order asserting that the Arbitrator exceeded her authority by conditionally certifying the Equal Pay Act claim and allowing the absent claimants to opt-in the litigation. On March 12, 2018, the Arbitrator denied SJI’s Motion to Vacate The Equal Pay Act Collective Action Award and Tolling Order. SJI still has a pending motion seeking decertification of the EPA Collective Action before the Arbitrator. On March 19, 2018, the Arbitrator issued an Order partially granting SJI’s Motion to Amend the Arbitrator’s November 2, 2017, Bifurcated Seventh Amended Case Management Plan resulting in a continuance of the May 14, 2018 trial date. A new trial date has not been set. On January 15, 2018, District Court granted SJI’s August 17, 2017 Renewed Motion to Vacate the Class Determination Award finding that the Arbitrator exceeded her authority by binding non-parties (absent class members) to the Title VII claim. The District Court further held that the RESOLVE Agreement does not permit class action procedures, thereby, reducing the Claimants in the Title VII matter from 70,000 to potentially 254. Claimants dispute that the number of claimants in the Title VII is 254. On January 18, 2018, the Claimants filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. The appeal was fully briefed and oral argument before the Second Circuit occurred on May 7, 2018. On May 17, 2019, SJI submitted a Rule 28(j) letter to the Second Circuit addressing the effects of the Supreme Court’s ruling in Lamps Plus, Inc. v. Varela, No. 17-988 (S. Ct. Apr. 24, 2019), on the pending appeal. The Second Circuit then issued an order directing the parties to submit additional arguments on that issue, which were submitted. On November 18, 2019 the Second Circuit issued an order reversing and remanding the District Court’s January 15, 2018 Order that vacated the Arbitrator’s Class Determination Award certifying for declaratory and injunctive relief a Title VII pay and promotions class of female retail sales employees. The Second Circuit held that the District Court erred when it concluded that the Arbitrator exceeded her authority in purporting to bind absent class members to the Class Determination Award. The Second Circuit remanded the case to the District Court to decide the narrower question of whether the Arbitrator erred in certifying an opt-out, as opposed to a mandatory, class for declaratory and injunctive relief. On December 2, 2019, SJI filed a petition for a hearing en banc with the United States Court of Appeals for the Second Circuit. On January 15, 2020, SJI filed a Rule 28(j) letter in the Second Circuit. On that same day the Second Circuit denied the petition for rehearing en banc. On January 21, 2020, Sterling filed its motion for stay of mandate with the Second Circuit pending the filing of a petition for writ of certiorari with the U.S. Supreme Court. On January 22, 2020, the Second Circuit granted Sterling’s motion for stay of mandate. The petition for a writ of certiorari from the U.S. Supreme Court is due on June 15, 2020.
SJI denies the allegations of the Claimants and has been defending the case vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
Also, as previously reported, on September 23, 2008, the US Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against SJI in the US District Court for the Western District of New York. This suit was settled on May 5, 2017, as further described below. The EEOC’s lawsuit alleged that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees from January 1, 2003 to the present. The EEOC asserted claims for unspecified monetary relief and non-monetary relief against the Company on behalf of a class of female employees subjected to these alleged practices. Non-expert fact discovery closed in mid-May 2013. In September 2013, SJI made a motion for partial summary judgment on procedural grounds, which was referred to a Magistrate Judge. The Magistrate Judge heard oral arguments on the summary judgment motion in December 2013. On January 2, 2014, the Magistrate Judge issued his Report, Recommendation and Order, recommending that the Court grant SJI’s motion for partial summary judgment and dismiss the EEOC’s claims in their entirety. The EEOC filed its objections to the Magistrate Judge’s ruling and SJI filed its response thereto. The District Court Judge heard oral arguments on the EEOC’s objections to the Magistrate Judge’s ruling on March 7, 2014 and on March 11, 2014 entered an order dismissing the action with prejudice. On May 12, 2014, the EEOC filed its Notice of Appeal of the District Court Judge’s dismissal of the action to United States Court of Appeals for the Second Circuit. The parties fully briefed the appeal and oral argument occurred on May 5, 2015. On September 9, 2015, the United States Court of Appeals for the Second Circuit issued a decision vacating the District Court’s order and remanding the case back to the District Court for further proceedings. SJI filed a Petition for Panel Rehearing and En Banc Review with the United States Court of Appeals for the Second Circuit, which was denied on December 1, 2015. On December 4, 2015, SJI filed in the United States Court of Appeals for the Second Circuit a Motion Of Appellee Sterling Jewelers Inc. For Stay Of Mandate Pending Petition For Writ Of Certiorari. The Motion was granted by the Second Circuit on December 10, 2015. SJI filed a Petition For Writ Of Certiorari in the Supreme Court of the United States on April 29, 2016, which was denied. The case was remanded to the Western District of New York and on November 2, 2016, the Court issued a case scheduling order. On January 25, 2017, the parties filed a joint motion to extend case scheduling order deadlines. The motion was granted on January 27, 2017. On May 5, 2017 the U.S. District Court for the Western District of New York approved and entered the Consent Decree jointly proposed by the EEOC and SJI, resolving all of the EEOC’s claims against SJI in this litigation for various injunctive relief including but not limited to the appointment of an employment practices expert to review specific policies and practices, a compliance officer to be employed by SJI, as well as obligations relative to training, notices, reporting and record-keeping. The Consent Decree does not require an outside third-party monitor or require any monetary payment. The duration of the Consent Decree was three years and three months, expiring on August 4, 2020. On March 6, 2020, SJI and the EEOC filed their Joint Motion to Approve an Amendment to And Extension of the Term of the Consent Decree, which provides for a limited extension of a few aspects of the Consent Decree terms regarding SJI’s compensation practices, and incorporating its implementation of a new retail team member compensation program into the overall Consent Decree framework. This extension will enable SJI to implement changes to its retail team member compensation strategy and validate that the new program is consistent with the overall purposes of the Consent Decree. On March 11, 2020 the U.S. District Court for the Western District of New York granted the joint motion and entered the parties’ Amendment to And Extension of the Term of the Consent Decree. The term of the amended Consent Decree expires on November 4, 2021.
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

On January 16, 2020, the lead plaintiff and defendants filed a joint stipulation in the Court of Appeals withdrawing the appeal without costs or attorneys’ fees and providing that the defendants may reinstate the appeal by filing written notice by August 28, 2020. The Court of Appeals granted the stipulation on January 16, 2020.

On March 16, 2020, the Company, all of the other defendant parties to the Consolidated Action, and the lead plaintiff entered into a settlement agreement in the Consolidated Action. The settlement of $240 million provides for the dismissal of the Consolidated Action with prejudice. As a result of the settlement, the Company recorded a charge of $33.2 million during the fourth quarter of Fiscal 2020 in other operating income (loss), which includes administration costs of $0.6 million and is recorded net of expected recoveries from the Company’s insurance carriers of $207.4 million. As of February 1, 2020, the liability related to settlement and administration fees is recorded in other current liabilities, and the expected insurance recoveries are recorded in other current assets in the consolidated balance sheet. The Company currently expects to contribute approximately $35 million of the $240 million settlement payment, of which approximately $2.5 million relates to the estimated impact of foreign exchange translation in the first half of Fiscal 2021 which will be recognized upon funding of the settlement. The settlement is subject to court approval at a hearing after notice to the class.
On March 27, 2019, two actions were filed in the U.S. District Court for the Southern District of New York by investment funds that allegedly purchased the Company’s stock (Nos. 19-cv-2757 and 19-cv-2758), and name the Company and its current and former Chief Executive Officers and Chief Financial Officers as defendants. Both complaints allege violations of Sections 10(b), 18, and 20(a) of the Securities Exchange Act of 1934, and common law fraud, based on alleged misstatements and omissions concerning the Company’s credit portfolio. These claims are substantially the same as the credit-related claims in the Consolidated Action, except that No. 19-cv-2757 alleges a “relevant period” of August 29, 2013, to June 2, 2016, and No. 19-cv-2758 alleges a “relevant period” of August 29, 2013, to August 25, 2016. On May 14, 2019, and May 29, 2019, the Court entered orders staying these actions until entry of final judgment in the Consolidated Action. On March 4, 2020, the plaintiffs in No. 19-cv-2757 filed a summons with notice in the Supreme Court of the State of New York (No. 651488/2020), seeking relief that is substantially similar to those plaintiffs’ claim for common law fraud in No. 19-cv-2757.
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
Derivative Action
On September 1, 2017, Josanne Aungst filed a putative shareholder derivative action entitled Aungst v. Light, et al., No. CV-2017-3665, in the Court of Common Pleas for Summit County Ohio. The complaint in this action, which purports to have been brought by Ms. Aungst on behalf of the Company, names certain current and former directors and officers of the Company as defendants and alleges claims for breach of fiduciary duty, abuse of control, and gross mismanagement. The complaint challenges certain public disclosures and conduct relating to the allegations that were raised by the claimants in the Arbitration. The complaint also alleges that the Company’s share price was artificially inflated as a result of alleged misrepresentations and omissions. The complaint seeks money damages on behalf of the Company, changes to the Company’s corporate governance, and other equitable relief, as well as plaintiff’s legal fees and costs. The defendants’ motion to dismiss the complaint was granted on February 28, 2019. On March 26, 2019, plaintiff filed a notice of appeal of the trial court’s dismissal of the action. On July 1, 2019, plaintiff filed an appeal brief in the Court of Appeals, Ninth Judicial District, Summit County, Ohio. Defendants filed their answering brief on August 9, 2019. Plaintiff filed a reply brief on August 19, 2019. The Court of Appeals heard oral argument on January 16, 2020.

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
28. Condensed consolidating financial information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” We and certain of our subsidiaries have guaranteed the obligations under certain debt securities that have been issued by Signet UK Finance plc. The following presents the condensed consolidating financial information for: (i) the indirect Parent Company (Signet Jewelers Limited) (“Parent”); (ii) the Issuer of the guaranteed obligations (Signet UK Finance plc) (“Issuer”); (iii) the Guarantor subsidiaries, on a combined basis (“Guarantors”); (iv) the non-guarantor subsidiaries, on a combined basis (Non-Guarantors); (v) consolidating eliminations (“Eliminations”); and (vi) Signet Jewelers Limited and Subsidiaries on a consolidated basis (“Consolidated”). Each Guarantor is 100% owned by the Parent at the date of each balance sheet presented. The Guarantors, along with Parent, will fully and unconditionally guarantee the obligations of Issuer under any such debt securities. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.
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

Condensed Consolidating Statement of Operations
For the 52 week period ended week period ended February 1, 2020

(in millions)	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales	$—	$—	$5,656.3	$480.8	$—	$6,137.1
Cost of sales	—	—	(3,589.1)	(315.1)	—	(3,904.2)
Restructuring charges - cost of sales	—	—	(6.0)	(3.2)	—	(9.2)
Gross margin	—	—	2,061.2	162.5	—	2,223.7
Selling, general and administrative expenses	(0.9)	—	(1,872.2)	(45.1)	—	(1,918.2)
Restructuring charges	—	—	(62.9)	(7.0)	—	(69.9)
Goodwill and intangible impairments	—	—	(35.2)	(12.5)	—	(47.7)
Other operating income (loss)	—	—	(29.3)	(0.3)	—	(29.6)
Operating income (loss)	(0.9)	—	61.6	97.6	—	158.3
Intra-entity interest income (expense)	(2.2)	14.9	(176.8)	164.1	—	—
Interest expense, net	—	(15.5)	(20.3)	0.2	—	(35.6)
Other non-operating income, net	—	8.1	(1.1)	—	—	7.0
Income (loss) before income taxes	(3.1)	7.5	(136.6)	261.9	—	129.7
Income taxes	—	(1.4)	(20.0)	(2.8)	—	(24.2)
Equity in income of subsidiaries	108.6	—	(164.1)	(140.8)	196.3	—
Net income (loss)	105.5	6.1	(320.7)	118.3	196.3	105.5
Dividends on redeemable convertible preferred shares	(32.9)	—	—	—	—	(32.9)
Net income (loss) attributable to common shareholders	$72.6	$6.1	$(320.7)	$118.3	$196.3	$72.6

Condensed Consolidating Statement of Operations
For the 52 week period ended week period ended February 2, 2019

(in millions)	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales	$—	$—	$5,722.8	$524.3	$—	$6,247.1
Cost of sales	—	—	(3,755.5)	(268.6)	—	(4,024.1)
Restructuring charges - cost of sales	—	—	(56.5)	(5.7)	—	(62.2)
Gross margin	—	—	1,910.8	250.0	—	2,160.8
Selling, general and administrative expenses	(1.0)	—	(1,833.4)	(150.7)	—	(1,985.1)
Credit transaction, net	—	—	(167.4)	—	—	(167.4)
Restructuring charges	—	—	(55.3)	(8.4)	—	(63.7)
Goodwill and intangible impairments	—	—	(470.4)	(265.0)	—	(735.4)
Other operating income (loss)	(0.1)	—	22.5	3.8	—	26.2
Operating income (loss)	(1.1)	—	(593.2)	(170.3)	—	(764.6)
Intra-entity interest income (expense)	(4.6)	18.9	(243.4)	229.1	—	—
Interest expense, net	—	(14.9)	(25.0)	0.2	—	(39.7)
Other non-operating income, net	—	—	1.7	—	—	1.7
Income (loss) before income taxes	(5.7)	4.0	(859.9)	59.0	—	(802.6)
Income taxes	—	(0.8)	133.0	13.0	—	145.2
Equity in income of subsidiaries	(651.7)	—	(1,043.1)	(770.4)	2,465.2	—
Net income (loss)	(657.4)	3.2	(1,770.0)	(698.4)	2,465.2	(657.4)
Dividends on redeemable convertible preferred shares	(32.9)	—	—	—	—	(32.9)
Net income (loss) attributable to common shareholders	$(690.3)	$3.2	$(1,770.0)	$(698.4)	$2,465.2	$(690.3)

Condensed Consolidating Statement of Operations
For the 53 week period ended week period ended February 3, 2018

(in millions)	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Sales	$—	$—	$5,866.6	$386.4	$—	$6,253.0
Cost of sales	—	—	(3,926.6)	(136.4)	—	(4,063.0)
Gross margin	—	—	1,940.0	250.0	—	2,190.0
Selling, general and administrative expenses	(1.9)	—	(1,738.2)	(132.1)	—	(1,872.2)
Credit transaction, net	—	—	1.3	—	—	1.3
Other operating income (loss)	0.1	—	260.3	0.4	—	260.8
Operating income (loss)	(1.8)	—	463.4	118.3	—	579.9
Intra-entity interest income (expense)	—	18.8	(190.2)	171.4	—	—
Interest expense, net	—	(19.9)	(21.6)	(11.2)	—	(52.7)
Income (loss) before income taxes	(1.8)	(1.1)	251.6	278.5	—	527.2
Income taxes	—	0.2	(21.3)	13.2	—	(7.9)
Equity in income of subsidiaries	521.1	—	229.6	233.1	(983.8)	—
Net income (loss)	519.3	(0.9)	459.9	524.8	(983.8)	519.3
Dividends on redeemable convertible preferred shares	(32.9)	—	—	—	—	(32.9)
Net income (loss) attributable to common shareholders	$486.4	$(0.9)	$459.9	$524.8	$(983.8)	$486.4

Condensed Consolidating Statement of Comprehensive Income
For the 52 week period ended week period ended February 1, 2020

(in millions)	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$105.5	$6.1	$(320.7)	$118.3	$196.3	$105.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.7)	—	(1.7)	—	1.7	(1.7)
Available-for-sale securities:
Unrealized gain (loss)(1)	(0.2)	—	—	(0.2)	0.2	(0.2)
Reclassification adjustment for (gains) losses to net income	1.0	—	—	1.0	(1.0)	1.0
Cash flow hedges:
Unrealized gain (loss)	11.2	—	11.2	—	(11.2)	11.2
Reclassification adjustment for losses to net income	(2.7)	—	(2.7)	—	2.7	(2.7)
Pension plan:
Actuarial gain (loss)	0.4	—	0.4	—	(0.4)	0.4
Reclassification adjustment to net income for amortization of actuarial losses	1.0	—	1.0	—	(1.0)	1.0
Total other comprehensive income (loss)	9.0	—	8.2	0.8	(9.0)	9.0
Total comprehensive income (loss)	$114.5	$6.1	$(312.5)	$119.1	$187.3	$114.5

(1)	Amount represents unrealized losses related to the Company’s available-for-sale debt securities.

Condensed Consolidating Statement of Comprehensive Income
For the 52 week period ended week period ended February 2, 2019

(in millions)	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$(657.4)	$3.2	$(1,770.0)	$(698.4)	$2,465.2	$(657.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	(35.9)	—	(35.4)	(0.5)	35.9	(35.9)
Available-for-sale securities:
Unrealized gain (loss)(1)	0.4	—	—	0.4	(0.4)	0.4
Impacts from adoption of new accounting pronouncements(2)	(0.8)	—	—	(0.8)	0.8	(0.8)
Cash flow hedges:
Unrealized gain (loss)	4.8	—	4.8	—	(4.8)	4.8
Reclassification adjustment for losses to net income	(1.5)	—	(1.5)	—	1.5	(1.5)
Pension plan:
Actuarial gain (loss)	(3.4)	—	(3.4)	—	3.4	(3.4)
Reclassification adjustment to net income for amortization of actuarial losses	0.7	—	0.7	—	(0.7)	0.7
Prior service costs	(6.5)	—	(6.5)	—	6.5	(6.5)
Total other comprehensive income (loss)	(42.2)	—	(41.3)	(0.9)	42.2	(42.2)
Total comprehensive income (loss)	$(699.6)	$3.2	$(1,811.3)	$(699.3)	$2,507.4	$(699.6)

(1)	Amount represents unrealized losses related to the Company’s available-for-sale debt securities.

(2)
Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity security investments as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-01.

Condensed Consolidating Statement of Comprehensive Income
For the 53 week period ended week period ended February 3, 2018

(in millions)	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$519.3	$(0.9)	$459.9	$524.8	$(983.8)	$519.3
Other comprehensive income (loss):
Foreign currency translation adjustments	50.9	—	50.2	0.7	(50.9)	50.9
Available-for-sale securities:
Unrealized gain (loss)(1)	0.3	—	—	0.3	(0.3)	0.3
Cash flow hedges:
Unrealized gain (loss)	1.8	—	1.8	—	(1.8)	1.8
Reclassification adjustment for losses to net income	(3.5)	—	(3.5)	—	3.5	(3.5)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial losses	2.2	—	2.2	—	(2.2)	2.2
Prior service costs	(0.5)	—	(0.5)	—	0.5	(0.5)
Reclassification adjustment to net income for amortization of net prior service credits	(1.1)	—	(1.1)	—	1.1	(1.1)
Net curtailment gain and settlement loss	(3.0)	—	(3.0)	—	3.0	(3.0)
Total other comprehensive income (loss)	47.1	—	46.1	1.0	(47.1)	47.1
Total comprehensive income (loss)	$566.4	$(0.9)	$506.0	$525.8	$(1,030.9)	$566.4

(1)	Amount represents unrealized gains related to the Company’s available-for-sale debt and equity securities.

Condensed Consolidating Balance Sheet
February 1, 2020

(in millions)	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$277.5	$96.7	$—	$374.5
Accounts receivable	—	—	13.1	25.7	—	38.8
Intra-entity receivables, net	—	3.3	30.7	598.6	(632.6)	—
Other current assets	—	—	318.1	85.4	—	403.5
Income taxes	—	—	6.3	—	—	6.3
Inventories, net	—	—	2,232.8	98.9	—	2,331.7
Total current assets	0.2	3.4	2,878.5	905.3	(632.6)	3,154.8
Non-current assets:
Property, plant and equipment, net	—	—	733.1	8.8	—	741.9
Operating lease right-of-use assets	—	—	1,677.8	5.5	—	1,683.3
Goodwill	—	—	171.0	77.8	—	248.8
Intangible assets, net	—	—	243.6	20.2	—	263.8
Investment in subsidiaries	2,110.8	—	749.3	474.9	(3,335.0)	—
Intra-entity receivables, net	—	161.0	—	1,248.0	(1,409.0)	—
Other assets	—	—	179.4	22.4	—	201.8
Deferred tax assets	—	—	4.7	—	—	4.7
Total assets	$2,111.0	$164.4	$6,637.4	$2,762.9	$(5,376.6)	$6,299.1
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$95.6	$—	$—	$95.6
Accounts payable	—	—	166.4	61.5	—	227.9
Intra-entity payables, net	243.4	—	389.2	—	(632.6)	—
Accrued expenses and other current liabilities	28.0	1.0	648.1	19.9	—	697.0
Deferred revenue	—	—	250.8	15.4	—	266.2
Operating lease liabilities	—	—	336.4	1.8	—	338.2
Income taxes	—	1.4	24.5	1.8	—	27.7
Total current liabilities	271.4	2.4	1,911.0	100.4	(632.6)	1,652.6
Non-current liabilities:
Long-term debt	—	146.4	369.5	—	—	515.9
Operating lease liabilities	—	—	1,431.8	5.9	—	1,437.7
Intra-entity payables, net	—	—	1,409.0	—	(1,409.0)	—
Other liabilities	—	—	113.6	3.0	—	116.6
Deferred revenue	—	—	731.5	—	—	731.5
Deferred tax liabilities	—	—	2.3	2.9	—	5.2
Total liabilities	271.4	148.8	5,968.7	112.2	(2,041.6)	4,459.5
Series A redeemable convertible preferred shares	617.0	—	—	—	—	617.0
Total shareholders’ equity	1,222.6	15.6	668.7	2,650.7	(3,335.0)	1,222.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,111.0	$164.4	$6,637.4	$2,762.9	$(5,376.6)	$6,299.1

Condensed Consolidating Balance Sheet
February 2, 2019

(in millions)	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.1	$146.7	$48.4	$—	$195.4
Accounts receivable	—	—	14.3	9.4	—	23.7
Intra-entity receivables, net	—	7.9	83.4	220.0	(311.3)	—
Other receivables	—	—	46.5	26.0	—	72.5
Other current assets	—	—	169.4	2.1	—	171.5
Income taxes	—	—	5.1	0.7	—	5.8
Inventories, net	—	—	2,302.6	84.3	—	2,386.9
Total current assets	0.2	8.0	2,768.0	390.9	(311.3)	2,855.8
Non-current assets:
Property, plant and equipment, net	—	—	789.6	10.9	—	800.5
Goodwill	—	—	206.3	90.3	—	296.6
Intangible assets, net	—	—	244.0	21.0	—	265.0
Investment in subsidiaries	2,155.7	—	(15.7)	(305.5)	(1,834.5)	—
Intra-entity receivables, net	—	400.0	—	2,588.0	(2,988.0)	—
Other assets	—	—	133.4	17.2	—	150.6
Deferred tax assets	—	—	24.5	(3.5)	—	21.0
Retirement benefit asset	—	—	30.6	—	—	30.6
Total assets	$2,155.9	$408.0	$4,180.7	$2,809.3	$(5,133.8)	$4,420.1
Liabilities and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$(0.7)	$79.5	$—	$—	$78.8
Accounts payable	—	—	119.7	34.0	—	153.7
Intra-entity payables, net	311.3	—	—	—	(311.3)	—
Accrued expenses and other current liabilities	27.7	2.4	450.4	22.3	—	502.8
Deferred revenue	—	—	257.6	12.4	—	270.0
Income taxes	—	0.8	26.4	0.5	—	27.7
Total current liabilities	339.0	2.5	933.6	69.2	(311.3)	1,033.0
Non-current liabilities:
Long-term debt	—	396.0	253.6	—	—	649.6
Intra-entity payables, net	—	—	2,988.0	—	(2,988.0)	—
Other liabilities	—	—	219.4	4.7	—	224.1
Deferred revenue	—	—	696.5	—	—	696.5
Deferred tax liabilities	—	—	—	—	—	—
Total liabilities	339.0	398.5	5,091.1	73.9	(3,299.3)	2,603.2
Series A redeemable convertible preferred shares	615.3	—	—	—	—	615.3
Total shareholders’ equity	1,201.6	9.5	(910.4)	2,735.4	(1,834.5)	1,201.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$2,155.9	$408.0	$4,180.7	$2,809.3	$(5,133.8)	$4,420.1

Condensed Consolidating Statement of Cash Flows
For the 52 week period ended week period ended February 1, 2020

(in millions)	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$571.7	$(2.2)	$385.1	$224.0	$(622.9)	$555.7
Investing activities
Purchase of property, plant and equipment	—	—	(136.3)	—	—	(136.3)
Proceeds from sale of assets	—	—	0.5	—	—	0.5
Investment in subsidiaries	—	—	—	50.0	(50.0)	—
Purchase of available-for-sale securities	—	—	—	(13.3)	—	(13.3)
Proceeds from available-for-sale securities	—	—	—	8.3	—	8.3
Net cash provided by (used in) investing activities	—	—	(135.8)	45.0	(50.0)	(140.8)
Financing activities
Dividends paid on common shares	(77.4)	—	—	—	—	(77.4)
Dividends paid on redeemable convertible preferred shares	(31.2)	—	—	—	—	(31.2)
Intra-entity dividends paid	—	—	—	(622.9)	622.9	—
Proceeds from term and bridge loans	—	—	100.0	—	—	100.0
Repayments of term and bridge loans	—	—	(294.9)	—	—	(294.9)
Settlement of Senior Notes, including third party fees	—	(241.5)	—	—	—	(241.5)
Proceeds from revolving credit facilities	—	—	858.3	—	—	858.3
Repayments of revolving credit facilities	—	—	(588.3)	—	—	(588.3)
Payment of debt issuance costs	—	—	(9.3)	—	—	(9.3)
Increase of bank overdrafts	—	—	47.5	—	—	47.5
Other financing activities	(0.2)	—	—	—	—	(0.2)
Intra-entity activity, net	(462.9)	243.7	(233.3)	402.5	50.0	—
Net cash provided by (used in) financing activities	(571.7)	2.2	(120.0)	(220.4)	672.9	(237.0)
Cash and cash equivalents at beginning of period	0.2	0.1	146.7	48.4	—	195.4
Increase (decrease) in cash and cash equivalents	—	—	129.3	48.6	—	177.9
Effect of exchange rate changes on cash and cash equivalents	—	—	1.5	(0.3)	—	1.2
Cash and cash equivalents at end of period	$0.2	$0.1	$277.5	$96.7	$—	$374.5

Condensed Consolidating Statement of Cash Flows
For the 52 week period ended week period ended February 2, 2019

(in millions)	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$653.1	$5.0	$363.8	$336.6	$(660.8)	$697.7
Investing activities
Purchase of property, plant and equipment	—	—	(128.9)	(4.6)	—	(133.5)
Proceeds from sale of assets	—	—	—	5.5	—	5.5
Investment in subsidiaries	(80.0)	—	—	—	80.0	—
Purchase of available-for-sale securities	—	—	—	(0.6)	—	(0.6)
Proceeds from available-for-sale securities	—	—	—	9.6	—	9.6
Net cash provided by (used in) investing activities	(80.0)	—	(128.9)	9.9	80.0	(119.0)
Financing activities
Dividends paid on common shares	(79.0)	—	—	—	—	(79.0)
Dividends paid on redeemable convertible preferred shares	(31.2)	—	—	—	—	(31.2)
Intra-entity dividends paid	—	—	—	(660.8)	660.8	—
Repurchase of common shares	(485.0)	—	—	—	—	(485.0)
Proceeds from issuance of common shares	—	—	80.0	—	(80.0)	—
Repayments of term and bridge loans	—	—	(31.3)	—	—	(31.3)
Proceeds from revolving credit facilities	—	—	787.0	—	—	787.0
Repayments of revolving credit facilities	—	—	(787.0)	—	—	(787.0)
Increase of bank overdrafts	—	—	25.9	—	—	25.9
Other financing activities	(2.1)	—	—	—	—	(2.1)
Intra-entity activity, net	22.7	(5.0)	(307.9)	290.2	—	—
Net cash provided by (used in) financing activities	(574.6)	(5.0)	(233.3)	(370.6)	580.8	(602.7)
Cash and cash equivalents at beginning of period	1.7	0.1	150.5	72.8	—	225.1
Increase (decrease) in cash and cash equivalents	(1.5)	—	1.6	(24.1)	—	(24.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.4)	(0.3)	—	(5.7)
Cash and cash equivalents at end of period	$0.2	$0.1	$146.7	$48.4	$—	$195.4

Condensed Consolidating Statement of Cash Flows
For the 53 week period ended week period ended February 3, 2018

(in millions)	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$767.8	$(0.1)	$1,856.7	$586.0	$(1,269.9)	$1,940.5
Investing activities
Purchase of property, plant and equipment	—	—	(236.3)	(1.1)	—	(237.4)
Investment in subsidiaries	(219.9)	—	(25.0)	—	244.9	—
Purchase of available-for-sale securities	—	—	—	(2.4)	—	(2.4)
Proceeds from available-for-sale securities	—	—	—	2.2	—	2.2
Acquisition of R2Net, net of cash acquired	—	—	(331.8)	—	—	(331.8)
Net cash provided by (used in) investing activities	(219.9)	—	(593.1)	(1.3)	244.9	(569.4)
Financing activities
Dividends paid on common shares	(76.5)	—	—	—	—	(76.5)
Dividends paid on redeemable convertible preferred shares	(34.7)	—	—	—	—	(34.7)
Intra-entity dividends paid	—	—	(800.0)	(469.9)	1,269.9	—
Repurchase of common shares	(460.0)	—	—	—	—	(460.0)
Proceeds from issuance of common shares	0.3	—	219.9	25.0	(244.9)	0.3
Net settlement of equity based awards	(2.9)	—	—	—	—	(2.9)
Proceeds from term and bridge loans	—	—	350.0	—	—	350.0
Repayments of term and bridge loans	—	—	(372.3)	—	—	(372.3)
Proceeds from securitization facility	—	—	—	1,745.9	—	1,745.9
Repayment of securitization facility	—	—	—	(2,345.9)	—	(2,345.9)
Proceeds from revolving credit facilities	—	—	814.0	—	—	814.0
Repayments of revolving credit facilities	—	—	(870.0)	—	—	(870.0)
Payment of debt issuance costs	—	—	(1.4)	—	—	(1.4)
Decrease of bank overdrafts	—	—	(0.1)	—	—	(0.1)
Intra-entity activity, net	25.9	0.1	(532.2)	506.2	—	—
Net cash provided by (used in) financing activities	(547.9)	0.1	(1,192.1)	(538.7)	1,025.0	(1,253.6)
Cash and cash equivalents at beginning of period	1.7	0.1	70.3	26.6	—	98.7
Increase (decrease) in cash and cash equivalents	—	—	71.5	46.0	—	117.5
Effect of exchange rate changes on cash and cash equivalents	—	—	8.7	0.2	—	8.9
Cash and cash equivalents at end of period	$1.7	$0.1	$150.5	$72.8	$—	$225.1

29. Subsequent events
Risks and Uncertainties
In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company’s primary operations occur in North America and the UK. COVID-19 has already begun to significantly impact consumer traffic and the Company’s retail sales, based on the perceived public health risk and government-imposed quarantines and restrictions of public gatherings and commercial activity to contain spread of the virus. Effective March 23, 2020, the Company has temporarily closed all of its stores in North America, its diamond operations in New York and its support centers in the United States, and effective March 24, 2020, has temporarily closed all of its stores in the UK. The COVID-19 pandemic has also begun to disrupt the Company’s global supply chain, and may cause additional disruptions to operations if employees of the Company become sick, are quarantined, or are otherwise limited in their ability to work at Company locations or travel for business. While the Company’s eCommerce business has not yet been significantly impacted, additional federal or state mandates ordering the shut-down of additional non-essential businesses could impact the Company’s ability to take or fulfill customer orders placed online.
In addition, as a result of the uncertainty surrounding the impacts of COVID-19, beginning in February 2020, there was a significant decline in all major domestic and global financial market indicators. The Company’s share price and market capitalization has significantly declined and been reduced below its book value as of the date of this report.
The full extent and duration of the impact of COVID-19 on the Company’s operations and financial performance is currently unknown, and depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions and the actions to contain the virus or treat its impact, among others.
The Company is currently evaluating the potential short-term and long-term implications of COVID-19 on its consolidated financial statements. The potential impacts to the Company’s consolidated financial statements could occur as early as the first quarter of Fiscal 2021, and include, but are not limited to: impairment of goodwill and indefinite-lived intangible assets; impairment of long lived assets, including property and equipment and operating lease right-of-use assets related to the Company’s stores; fair value and collectibility of receivables and other financial assets (including the deferred purchase price described in Note 21); valuation of inventory; and the hedge de-designation of certain foreign currency and commodity derivative financial instruments should those instruments become ineffective.
Any of these outcomes could have a material adverse impact on Signet’s business, financial condition, results of operations and cash flows. Management currently believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the next 12 months from the date of this report.
ABL Revolving Facility draw down
As a result of the aforementioned risks and uncertainties associated with the potential impacts of COVID-19 on the Company’s business, as a prudent measure to increase the Company’s financial flexibility and bolster its cash position, on March 19, 2020, the Company elected to access an additional $900 million on the ABL Revolving Facility. At the time of draw down, the Company had more than $1.2 billion in cash and approximately $292 million available on the ABL Revolving Facility.
As described in Note 23, the ABL Revolving Facility is subject to a fixed charge coverage ratio if excess availability under the facility falls below 10% of the borrowing base or $100 million, whichever is higher. The Company's most recently reported borrowing base under the ABL Revolving Facility as of the date of the draw down was approximately $1.4 billion. The Company’s Senior Notes due in 2024 are not subject to financial covenants.
CarVal’s termination of forward-flow receivable purchases; Memorandum of Understanding with Castlelake
As further described in Note 4, beginning in June 2018, CarVal and Castlelake began purchasing the majority of forward flow receivables of Signet’s non-prime credit from Signet for a five-year term. On March 23, 2020, CarVal provided notice to the Company that it was terminating the agreement effective the same day.  In the notice of termination, CarVal stated that it is willing to provide a 30-day purchase facility at substantially the same terms as the terminated agreement, but for a fixed term of 30 days from March 23, 2020. Signet is in discussions with CarVal regarding such transition agreement. Castlelake has informed Signet that, subject to their reservation of rights, they do not currently intend to terminate their agreement.  On March 25, 2020, Castlelake and Signet entered into a non-binding memorandum of understanding (“MOU”) regarding the parties’ shared interest in a potential definitive agreement whereby Castlelake would purchase 100% of the funding obligations on the forward flow and add on purchases on a go-forward basis.

QUARTERLY FINANCIAL INFORMATION—UNAUDITED
The sum of the quarterly earnings per share data may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

	Fiscal 2020 Quarters ended
(in millions, except per share amounts)	May 4, 2019	August 3, 2019	November 2, 2019	February 1, 2020
Sales	$1,431.7	$1,364.4	$1,187.7	$2,153.3
Gross margin	499.4	458.7	367.7	897.9
Net income (loss) attributable to common shareholders	(18.2)	(44.3)	(43.7)	178.8
Earnings (loss) per common share:
Basic	$(0.35)	$(0.86)	$(0.84)	$3.45
Diluted	$(0.35)	$(0.86)	$(0.84)	$3.14

	Fiscal 2019 Quarters ended
(in millions, except per share amounts)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Sales	$1,480.6	$1,420.1	$1,191.7	$2,154.7
Gross margin	484.8	427.0	371.2	877.8
Net income (loss) attributable to common shareholders	(504.8)	(31.2)	(38.1)	(116.2)
Earnings (loss) per common share:
Basic	$(8.48)	$(0.56)	$(0.74)	$(2.25)
Diluted	$(8.48)	$(0.56)	$(0.74)	$(2.25)

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
Based on their evaluation of Signet’s disclosure controls and procedures, as of February 1, 2020 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of February 1, 2020.
Our independent registered public accountants, KPMG LLP, audited the consolidated financial statements of Signet for Fiscal 2020 and have also audited the effectiveness of internal control over financial reporting as of February 1, 2020. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Termination of a Material Definitive Agreement
The information set forth below is included herein for the purpose of providing disclosure under “Item 1.02 - Termination of a Material Definitive Agreement” of Form 8-K.
As further described in Item 7, Management’s Discussion & Analysis, beginning in June 2018, CarVal and Castlelake began purchasing the majority of forward flow receivables of Signet’s non-prime credit from Signet for a five-year term. On March 23, 2020, CarVal provided notice to the Company that it was terminating the agreement effective the same day.  In the notice of termination, CarVal stated that it is willing to provide a 30-day purchase facility at substantially the same terms as the terminated agreement, but for a fixed term of 30 days from March 23, 2020. Signet is in discussions with CarVal regarding such transition agreement. Castlelake has informed Signet that, subject to their reservation of rights, they do not currently intend to terminate their agreement.  On March 25, 2020, Castlelake and Signet entered into a non-binding memorandum of understanding (“MOU”) regarding the parties’ shared interest in a potential definitive agreement whereby Castlelake would purchase 100% of the funding obligations on the forward flow and add on purchases on a go-forward basis.
Executive Compensation Actions
The information set forth below is included herein for the purpose of providing disclosure under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.
On March 25, 2020, in light of the current economic situation as a result of the COVID-19 pandemic, the Company implemented temporary base salary reductions for members of senior management, with half of the salary reduction amount to be awarded in the Company’s common shares in lieu of cash, with such temporary arrangement to remain in place until such time as the Company determines reinstatement is appropriate. The base salary reductions will be in the amount of 50% for Ms. Virginia C. Drosos, Chief Executive Officer and Ms. Joan Hilson, Chief Financial Officer, as well as Ms. Jamie Singleton, its President - Kay, Zales and Peoples, and 35% for all other senior vice presidents and above, which includes Ms. Lynn Dennison, Chief Legal and Strategy Officer, and Ms. Mary Liz Finn, Chief People Officer, each a named executive officer. The common shares awarded in lieu of half of the salary reduction will be awarded on a periodic basis at a grant date price based on the 20-day rolling average of the closing price of the common shares leading up to the dates of grant.
The Company’s Board of Directors also reduced the Fiscal 2021 Board retainer fees by 50% and agreed to be compensated entirely in the Company’s common shares during such period.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, executive officers and corporate governance may be found under the captions “Election of Directors” and “Board of Directors and Corporate Governance” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation” and “Director Compensation,” in the 2020 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2020 Proxy Statement set forth under the captions “Ownership by Five Percent Shareholders,” “Ownership by Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2020 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Parties” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the 2020 Proxy Statement set forth under the caption “Proposal 2: Appointment of Independent Auditor” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description of Exhibits
2.1
Agreement and Plan of Merger, by and among Sterling Jewelers Inc., Signet Jewelers Ltd., Aquarius Sub Inc., R2Net Inc., and the Seller’s Representative, dated August 23, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2017).

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

4.4*	Description of Signet Jewelers Limited Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.

4.5
Indenture, dated as of May 19, 2014, among Signet UK Finance plc, as issuer, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K Filed May 19, 2014).

4.6
First Supplemental Indenture, dated as of May 19, 2014, among Signet UK Finance plc, as issuer, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K Filed May 19, 2014).

4.7
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

10.5†
Termination Protection Agreement dated September 26, 2017 between Sterling Jewelers Inc. and Virginia Drosos (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed December 1, 2017).

10.6†
Personal Employment Agreement, dated August 23, 2017 between R2Net Israel Ltd. and Oded Edelman (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed April 2, 2018).

10.7†	Signet Jewelers Limited Rules of the Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.8†
Signet Jewelers Limited Rules of the Irish Sharesave Scheme (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.9†	Signet Jewelers Limited US Stock Option Plan 2008 (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.10†
Signet Jewelers Limited International Share Option Plan 2008 (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed September 11, 2008 (File No. 333-153435)).

10.11†	Signet Jewelers Limited Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.12†
Form of Signet Jewelers Limited Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012 (File No. 333-153435)).

10.13†
Form of Signet Jewelers Limited Omnibus Incentive Plan Time-Based Restricted Stock Award Notice and Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012 (File No. 333-153435)).

10.14†	Signet Jewelers Limited 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.15†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.16†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.17†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.18†	Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.19†
Irish Sub-Plan established pursuant to the Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.20†	Signet Jewelers Limited Employee Share Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.21†
Separation and Release Agreement, dated August 28, 2018 between Sterling Jewelers Inc. and Michele Santana (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2018).

10.22†	Side Letter, dated March 13, 2019, between Sterling Jewelers Inc. and Michele Santana (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2019).

10.23†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2012).

10.24†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.25
Investment Agreement, dated as of August 24, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, L.P. and Green Equity Investors Side VI, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2016).

10.26
Shareholders’ Agreement by and among Signet Jewelers Limited, Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, dated as of October 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2016).

10.27
Registration Rights Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, LP, Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2016).

10.28
Accelerated Share Repurchase Master Confirmation Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 29, 2016).

10.29
Accelerated Share Repurchase Supplemental Confirmation Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 29, 2016).

10.30
Credit Agreement, dated as of September 27, 2019, among Signet Jewelers Limited, as holdings; Signet Group Limited, as the lead administrative borrower, a lead borrower and a borrower, Signet Group Treasury Services Inc., Sterling Jewelers Inc., Signet Trading Limited and Zale Canada Co., each as a lead borrower and a borrower; the other borrowers from time to time party thereto; Bank of America, N.A., as administrative agent and collateral agent; BofA Securities Inc., Fifth Third Bank, JPMorgan Chase Bank, N.A. and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, Fifth Third Bank, JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co-syndication agents; and the co-documentation agents, other lenders and issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2019).

10.31*
First Amendment to Credit Agreement, dated as of January 29, 2020, among Signet Jewelers Limited, as holdings; Signet Group Limited, as Lead Administrative Borrower; Signet Group Treasury Services Inc., Sterling Jewelers Inc., Signet Trading Limited, Zale Canada Co., Sterling Inc. and Zale Delaware, Inc., each as a lead borrower and a borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.

10.32*†	Form of Termination and Protection Agreement for members of senior leadership of Signet Jewelers Limited, including its executive officers.

10.33†
Separation and Release Agreement, dated April 2, 2019, between Sterling Jewelers Inc. and Sebastian Hobbs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2019).

21.1*	Subsidiaries of Signet Jewelers Limited.

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 26, 2020	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

March 26, 2020	By:	/s/ Virginia C. Drosos	Chief Executive Officer (Principal Executive Officer and Director)
Virginia C. Drosos

March 26, 2020	By:	/s/ Joan Hilson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Joan Hilson

March 26, 2020	By:	/s/ H. Todd Stitzer	Chairman of the Board
H. Todd Stitzer

March 26, 2020	By:	/s/ R. Mark Graf	Director
R. Mark Graf

March 26, 2020	By:	/s/ Zackery A. Hicks	Director
Zackery A. Hicks

March 26, 2020	By:	/s/ Helen E. McCluskey	Director
Helen E. McCluskey

March 26, 2020	By:	/s/ Sharon L. McCollam	Director
Sharon L. McCollam

March 26, 2020	By:	/s/ Jonathan Seiffer	Director
Jonathan Seiffer

March 26, 2020	By:	/s/ Nancy A. Reardon	Director
Nancy A. Reardon

March 26, 2020	By:	/s/ Jonathan Sokoloff	Director
Jonathan Sokoloff

March 26, 2020	By:	/s/ Brian Tilzer	Director
Brian Tilzer

March 26, 2020	By:	/s/ Eugenia M. Ulasewicz	Director
Eugenia M. Ulasewicz