Form 10-Q
period 2020-05-02
SIGNET JEWELERS LTD
filed 2020-07-01
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended May 2, 2020 or

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
Common Shares, $0.18 par value, 52,322,840 shares as of June 26, 2020

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Signet Jewelers Limited (the “Company”) on June 11, 2020, and as permitted pursuant to the Order of the Securities and Exchange Commission (“SEC”) issued March 25, 2020, due to circumstances related to the global outbreak of novel coronavirus (“COVID-19”), the Company delayed its filing of Form 10-Q for the quarterly period ended May 2, 2020. Specifically, the Company relied on the Order to allow for additional time to complete its impairment review of long-lived assets necessitated by the COVID-19 pandemic. Refer to Note 13, Asset Impairments, for the impact of impairment of long-lived assets on the Company’s operations during the 13 weeks ended May 2, 2020, which has not changed from the preliminary earnings results released by the Company and furnished on Form 8-K on June 9, 2020.

The Company has evaluated and determined additional events or transactions subsequent to May 2, 2020 for potential recognition or disclosure through the date the condensed consolidated interim financial statements were issued. On June 27, 2020, the Company entered into a settlement in principle for previously disclosed claims related to the securities litigation as further described in Note 21, Commitments and Contingencies, which resulted in the final earnings included in this Form 10-Q being different than the preliminary earnings for the 13 weeks ended May 2, 2020, as released by the Company on June 9, 2020.

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	May 2, 2020	May 4, 2019	Notes
Sales	$852.1	$1,431.7	3
Cost of sales	(648.3)	(932.3)
Restructuring charges - cost of sales	0.4	—	5
Gross margin	204.2	499.4
Selling, general and administrative expenses	(358.4)	(475.2)
Restructuring charges	(12.7)	(26.8)	5
Asset impairments	(136.3)	—	13
Other operating income, net	3.6	—
Operating income (loss)	(299.6)	(2.6)	4
Interest expense, net	(7.1)	(9.2)
Other non-operating income, net	0.1	0.3
Income (loss) before income taxes	(306.6)	(11.5)
Income taxes	109.5	1.5	10
Net income (loss)	$(197.1)	$(10.0)
Dividends on redeemable convertible preferred shares	(8.2)	(8.2)	7
Net income (loss) attributable to common shareholders	$(205.3)	$(18.2)

Earnings (loss) per common share:
Basic	$(3.96)	$(0.35)	8
Diluted	$(3.96)	$(0.35)	8
Weighted average common shares outstanding:
Basic	51.8	51.6	8
Diluted	51.8	51.6	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	May 2, 2020			May 4, 2019
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$(197.1)			$(10.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	(26.7)	—	(26.7)	(2.0)	—	(2.0)
Available-for-sale securities:
Unrealized gain (loss)	0.3	—	0.3	0.3	—	0.3
Cash flow hedges:
Unrealized gain (loss)	0.2	—	0.2	(4.3)	1.1	(3.2)
Reclassification adjustment for (gains) losses to net income	(10.7)	2.6	(8.1)	(0.5)	0.1	(0.4)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial (gains) losses	0.1	—	0.1	0.3	(0.1)	0.2
Reclassification adjustment to net income for amortization of net prior service credits	0.2	—	0.2	—	—	—
Total other comprehensive income (loss)	$(36.6)	$2.6	$(34.0)	$(6.2)	$1.1	$(5.1)
Total comprehensive income (loss)			$(231.1)			$(15.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	May 2, 2020	February 1, 2020	May 4, 2019	Notes
Assets
Current assets:
Cash and cash equivalents	$1,066.6	$374.5	$195.1
Accounts receivable	29.8	38.8	23.1	11
Other current assets	327.7	403.5	205.5
Income taxes	199.2	6.3	4.8
Inventories, net	2,392.2	2,331.7	2,394.2	12
Total current assets	4,015.5	3,154.8	2,822.7
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,092.6, $1,064.7 and $1,319.6, respectively	687.1	741.9	776.1
Operating lease right-of-use assets	1,541.4	1,683.3	1,822.8	14
Goodwill	238.0	248.8	296.4	15
Intangible assets, net	178.7	263.8	264.1	15
Other assets	204.9	201.8	189.2
Deferred tax assets	12.1	4.7	22.0
Total assets	$6,877.7	$6,299.1	$6,193.3
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$22.2	$95.6	$43.7	18
Accounts payable	329.1	227.9	238.3
Accrued expenses and other current liabilities	636.1	697.0	420.2
Deferred revenue	271.2	266.2	277.0	3
Operating lease liabilities	390.3	338.2	358.9	14
Income taxes	27.8	27.7	24.1
Total current liabilities	1,676.7	1,652.6	1,362.2
Non-current liabilities:
Long-term debt	1,336.0	515.9	639.0	18
Operating lease liabilities	1,334.8	1,437.7	1,589.4	14
Other liabilities	113.3	116.6	126.0
Deferred revenue	719.8	731.5	699.6	3
Deferred tax liabilities	95.9	5.2	—
Total liabilities	5,276.5	4,459.5	4,416.2
Commitments and contingencies				21
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (February 1, 2020 and May 4, 2019: 0.625 shares outstanding)	617.4	617.0	615.7	6
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 52.3 shares outstanding (February 1, 2020: 52.3 outstanding; May 4, 2019: 52.2 outstanding)	12.6	12.6	12.6
Additional paid-in capital	246.4	245.4	232.7
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 17.7 shares (February 1, 2020: 17.7 shares; May 4, 2019: 17.8 shares)	(985.2)	(984.9)	(999.8)
Retained earnings	2,037.4	2,242.9	2,223.4
Accumulated other comprehensive loss	(327.8)	(293.8)	(307.9)	9
Total shareholders’ equity	983.8	1,222.6	1,161.4
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,877.7	$6,299.1	$6,193.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Cash flows from operating activities
Net income (loss)	$(197.1)	$(10.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37.3	41.0
Amortization of unfavorable leases and contracts	(1.4)	(1.4)
Share-based compensation	1.4	4.0
Deferred taxation	83.3	—
Asset impairments	136.3	—
Restructuring charges	6.7	5.4
Other non-cash movements	0.6	(4.9)
Changes in operating assets and liabilities:
Decrease in accounts receivable	8.6	0.9
Decrease in other assets and other receivables	72.4	28.1
Increase in inventories	(77.2)	(7.8)
Increase in accounts payable	99.0	87.7
Decrease in accrued expenses and other liabilities	(40.1)	(39.9)
Change in operating lease assets and liabilities	61.4	(4.1)
(Decrease) increase in deferred revenue	(5.0)	10.5
Changes in income tax receivable and payable	(192.7)	(2.7)
Pension plan contributions	(1.1)	(1.4)
Net cash (used in) provided by operating activities	(7.6)	105.4
Investing activities
Purchase of property, plant and equipment	(7.7)	(24.6)
Purchase of available-for-sale securities	—	(6.1)
Proceeds from sale of available-for-sale securities	1.3	0.3
Net cash used in investing activities	(6.4)	(30.4)
Financing activities
Dividends paid on common shares	(19.3)	(19.2)
Dividends paid on redeemable convertible preferred shares	(7.8)	(7.8)
Repayments of term loans	—	(8.9)
Proceeds from revolving credit facilities	900.0	—
Repayments of revolving credit facilities	(80.0)	—
Decrease of bank overdrafts	(74.0)	(37.3)
Other financing activities	(4.9)	(1.5)
Net cash provided by (used in) financing activities	714.0	(74.7)
Cash and cash equivalents at beginning of period	374.5	195.4
Increase in cash and cash equivalents	700.0	0.3
Effect of exchange rate changes on cash and cash equivalents	(7.9)	(0.6)
Cash and cash equivalents at end of period	$1,066.6	$195.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2020	$12.6	$245.4	$0.4	$(984.9)	$2,242.9	$(293.8)	$1,222.6
Net income (loss)	—	—	—	—	(197.1)	—	(197.1)
Other comprehensive income (loss)	—	—	—	—	—	(34.0)	(34.0)
Dividends declared:
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity-based awards	—	(0.4)	—	(0.3)	(0.2)	—	(0.9)
Share-based compensation expense	—	1.4	—	—	—	—	1.4
Balance at May 2, 2020	$12.6	$246.4	$0.4	$(985.2)	$2,037.4	$(327.8)	$983.8

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 2, 2019	$12.6	$236.5	$0.4	$(1,027.3)	$2,282.2	$(302.8)	$1,201.6
Net income (loss)	—	—	—	—	(10.0)	—	(10.0)
Other comprehensive income (loss)	—	—	—	—	—	(5.1)	(5.1)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.3)	—	(19.3)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity-based awards	—	(7.8)	—	27.5	(21.3)	—	(1.6)
Share-based compensation expense	—	4.0	—	—	—	—	4.0
Balance at May 4, 2019	$12.6	$232.7	$0.4	$(999.8)	$2,223.4	$(307.9)	$1,161.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America, International, and Other. The “Other” reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions. See Note 4 for additional discussion of the Company’s segments.
Signet’s sales are seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales, with December being the highest volume month of the year. The “Holiday Season” consists of results for the months of November and December. As a result of our strategic credit outsourcing and transformation initiatives, we anticipate our operating profit will be almost entirely generated in the fourth quarter.
The Company has evaluated and determined additional events or transactions subsequent to May 2, 2020 for potential recognition or disclosure through the date the condensed consolidated interim financial statements were issued. Based upon this evaluation, the Company identified and disclosed certain matters impacting the condensed consolidated interim financial statements for the quarter ended May 2, 2020, related to the extension of the Company’s sub-prime credit outsourcing agreements as described in Note 11, and the proposed settlement of previously disclosed claims related to the securities litigation as further disclosed in Note 21.
Risks and Uncertainties - COVID-19
In December 2019, a novel coronavirus (“COVID-19”) was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company’s primary operations occur in North America and the UK. COVID-19 has significantly impacted consumer traffic and the Company’s retail sales, based on the perceived public health risk and government-imposed quarantines and restrictions of public gatherings and commercial activity to contain spread of the virus.
Effective March 23, 2020, the Company temporarily closed all of its stores in North America, its diamond operations in New York and its support centers in the US. Additionally, effective March 24, 2020, the Company temporarily closed all of its stores in the UK. The COVID-19 pandemic has also disrupted the Company’s global supply chain, including the temporary closure of the Company’s diamond polishing operations in Botswana, and may cause additional disruptions to operations if employees of the Company become sick, are quarantined, or are otherwise limited in their ability to work at Company locations or travel for business. The Company has continued to fill e-commerce orders during the first quarter.
In addition, as a result of the uncertainty surrounding the impacts of COVID-19, beginning in March 2020, there was a significant decline in all major domestic and global financial market indicators. The Company’s share price and market capitalization have significantly declined during the first quarter of Fiscal 2021 and the expected rate of recovery is unpredictable in light of the current economic conditions.
The full extent and duration of the impact of COVID-19 on the Company’s operations and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and possible resurgence of the pandemic, its impact on capital and financial markets on a macro-scale and the actions to contain the virus or mitigate its impact, among others. While the full extent of the impact of COVID-19 is currently unknown, it has had a significant impact on Signet’s results of operations and cash flows. However, management currently believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the 12 months following the date of this report.
As a result of the potential risks identified related to COVID-19 on its condensed consolidated financial statements, the Company considered and performed the following assessments during the first quarter of Fiscal 2021: impairment assessments for goodwill, indefinite-lived intangible assets and store level long-lived assets (including property and equipment and operating lease right-of-use assets); assessment of rent concessions, including deferrals or other lease modifications; assessment of the effectiveness of certain foreign currency and commodity derivative financial instruments; assessment of the realizability of the Company’s deferred tax assets; and assessment of the impacts of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020.
Basis of preparation
The condensed consolidated financial statements of Signet are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on March 26, 2020.

Use of estimates
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and as a result of the above noted risks associated with COVID-19, it is reasonably possible that those estimates will change in the near term and the effect could be material. Estimates and assumptions are primarily made in relation to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, leases, asset impairments for goodwill, indefinite-lived intangible and long-lived assets, and the depreciation and amortization of long-lived assets, as well as accounting for business combinations.
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2021 and Fiscal 2020 refer to the 52 week periods ending January 30, 2021 and February 1, 2020, respectively. Within these condensed consolidated financial statements, the first quarter of the relevant fiscal years 2021 and 2020 refer to the 13 weeks ended May 2, 2020 and May 4, 2019, respectively.
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
New accounting pronouncements recently adopted
The following ASU’s were adopted as of February 2, 2020. The impact on the Company's consolidated financial statements is described within the table below.

Standard	Description
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, issued July 2018.

Aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, issued August 2018.

Modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans and clarifies the disclosure requirements regarding projected benefit obligations and accumulated benefit obligations. The ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The new guidance does not affect the existing recognition or measurement guidance, and therefore had no impact on the Company’s financial condition or results of operations.

ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, issued August 2018.
Modifies the disclosure requirements on fair value measurements in Topic 820 and eliminates ‘at a minimum’ from the phrase ‘an entity shall disclose at a minimum’ to promote the appropriate exercise of discretion by entities when considering fair value disclosures and to clarify that materiality is an appropriate consideration. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, issued June 2016.
Requires entities to measure and recognize expected credit losses for financial assets measured at amortized cost basis. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts of expected losses over the remaining contractual life that affect collectability. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

New accounting pronouncements issued but not yet adopted
There are no new accounting pronouncements issued that are expected to be applicable to the Company in future periods.

3. Revenue recognition
The following tables provide the Company’s revenue, disaggregated by banner, major product and channel, for the 13 weeks ended May 2, 2020 and May 4, 2019:

	13 weeks ended May 2, 2020				13 weeks ended May 4, 2019
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$333.5	$—	$—	$333.5	$579.3	$—	$—	$579.3
Zales	182.3	—	—	182.3	288.8	—	—	288.8
Jared	145.4	—	—	145.4	255.0	—	—	255.0
Piercing Pagoda	51.4	—	—	51.4	82.6	—	—	82.6
James Allen	43.8	—	—	43.8	52.0	—	—	52.0
Peoples	24.7	—	—	24.7	42.6	—	—	42.6
International segment	—	64.9	—	64.9	—	111.5	—	111.5
Other(1)	—	—	6.1	6.1	—	—	19.9	19.9
Total sales	$781.1	$64.9	$6.1	$852.1	$1,300.3	$111.5	$19.9	$1,431.7

(1)	Includes sales from Signet’s diamond sourcing initiative.

	13 weeks ended May 2, 2020				13 weeks ended May 4, 2019
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$314.1	$28.1	$—	$342.2	$594.7	$48.6	$—	$643.3
Fashion	297.9	12.6	—	310.5	467.4	22.4	—	489.8
Watches	24.6	17.5	—	42.1	48.2	34.0	—	82.2
Other(1)	144.5	6.7	6.1	157.3	190.0	6.5	19.9	216.4
Total sales	$781.1	$64.9	$6.1	$852.1	$1,300.3	$111.5	$19.9	$1,431.7

(1)	Other revenue primarily includes gift, beads and other miscellaneous jewelry sales, repairs, service plan and other miscellaneous non-jewelry sales.

	13 weeks ended May 2, 2020				13 weeks ended May 4, 2019
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$631.9	$49.4	$—	$681.3	$1,157.3	$100.2	$—	$1,257.5
E-commerce	149.2	15.5	—	164.7	143.0	11.3	—	154.3
Other	—	—	6.1	6.1	—	—	19.9	19.9
Total sales	$781.1	$64.9	$6.1	$852.1	$1,300.3	$111.5	$19.9	$1,431.7
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
Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the consolidated statements of operations. Amortization of deferred ESP selling costs were $4.3 million and $7.5 million during the first quarter of Fiscal 2021 and Fiscal 2020, respectively.
Unamortized deferred selling costs as of May 2, 2020, February 1, 2020 and May 4, 2019 were as follows:

(in millions)	May 2, 2020	February 1, 2020	May 4, 2019
Deferred ESP selling costs
Other current assets	$23.6	$23.6	$23.8
Other assets	79.5	80.0	76.4
Total deferred ESP selling costs	$103.1	$103.6	$100.2

The North America segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Customers generally pay for ESP at the store at the time of merchandise sale. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated pattern of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 17 years after the sale of the warranty contract. Although claims experience varies between the Company’s national banners, thereby resulting in different recognition rates, approximately 55% of revenue is recognized within the first two years on a weighted average basis.
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

Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions as follows:

(in millions)	May 2, 2020	February 1, 2020	May 4, 2019
ESP deferred revenue	$961.0	$960.0	$931.3
Voucher promotions and other	30.0	37.7	45.3
Total deferred revenue	$991.0	$997.7	$976.6

Disclosed as:
Current liabilities	$271.2	$266.2	$277.0
Non-current liabilities	719.8	731.5	699.6
Total deferred revenue	$991.0	$997.7	$976.6

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
ESP deferred revenue, beginning of period	$960.0	$927.6
Plans sold(1)	55.0	96.0
Revenue recognized(2)	(54.0)	(92.3)
ESP deferred revenue, end of period	$961.0	$931.3

(1)	Includes impact of foreign exchange translation.

(2)
During the first quarter of Fiscal 2021, the Company recognized sales of $44.5 related to deferred revenue that existed at February 1, 2020 in respect to ESP. Additionally, no ESP revenue was recognized beginning on March 23, 2020 and through the end of the quarter due to the temporary closure of the Company’s stores and service centers as a result of COVID-19.

4. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet’s chief operating decision maker utilizes segment sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. Signet manages its business as three reportable segments: North America, International, and Other. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its reportable segments.
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
The Other reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones and unallocated corporate administrative functions.

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Sales:
North America segment	$781.1	$1,300.3
International segment	64.9	111.5
Other	6.1	19.9
Total sales	$852.1	$1,431.7

Operating income (loss):
North America segment(1)	$(234.2)	$48.1
International segment(2)	(38.6)	(8.0)
Other(3)	(26.8)	(42.7)
Total operating income (loss)	(299.6)	(2.6)
Interest expense	(7.1)	(9.2)
Other non-operating income, net	0.1	0.3
Income (loss) before income taxes	$(306.6)	$(11.5)

(1)
Operating income (loss) during the 13 weeks ended May 2, 2020 and May 4, 2019 includes a $0.4 million and $0.5 million benefit, respectively, recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities. Additionally, operating income (loss) during the 13 weeks ended May 2, 2020 includes charges of $8.9 million, primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities. See Note 5 for additional information. Additionally, operating income (loss) during the 13 weeks ended May 2, 2020 includes asset impairment charges of $117.9 million. See Note 13 and Note 15 for additional information.

(2)
Operating income (loss) during the 13 weeks ended May 2, 2020 includes charges of $3.6 million, primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities. See Note 5 for additional information. Additionally, operating income (loss) during the 13 weeks ended May 2, 2020 includes asset impairment charges of $18.4 million. See Note 13 and Note 15 for additional information.

(3)
Operating income (loss) during the 13 weeks ended May 2, 2020 includes a charge of $8.5 million related to a proposed settlement of previously disclosed shareholder litigation matters. See Note 21 for additional information. Additionally, operating income (loss) during the 13 weeks ended May 2, 2020 and May 4, 2019 includes charges of $0.2 million and $27.3 million, respectively, primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities. See Note 5 for additional information.

5. Restructuring Plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share-gaining, OmniChannel jewelry category leader. The Plan was originally expected to result in pre-tax charges in the range of $200 million - $220 million over the duration of the plan of which $105 million - $115 million were expected to be cash charges. The Company is currently evaluating its initiatives under the Plan and is unable to estimate its future costs in light of COVID-19, as further described in Note 1.
Restructuring charges and other Plan related costs of $12.3 million were recognized in the 13 weeks ended May 2, 2020, primarily related to store closure costs (including non-cash accelerated depreciation on property and equipment), severance costs and professional fees for legal and consulting services.
Restructuring charges and other Plan related costs are classified in the condensed consolidated statements of operations as follows:

		13 weeks ended
(in millions)	Statement of operations caption	May 2, 2020	May 4, 2019
Inventory charges	Restructuring charges - cost of sales	$(0.4)	$—
Other Plan related expenses	Restructuring charges	12.7	26.8
Total Signet Path to Brilliance Plan expenses		$12.3	$26.8

The composition of the restructuring charges the Company incurred during the 13 weeks ended May 2, 2020, as well as the cumulative amount incurred under the Plan through May 2, 2020, were as follows:

	13 weeks ended	Cumulative amount
(in millions)	May 2, 2020	May 2, 2020
Inventory charges	$(0.4)	$71.0
Termination benefits	2.9	28.7
Store closure and other costs	9.8	117.6
Total Signet Path to Brilliance Plan expenses	$12.3	$217.3

The following table summarizes the activity related to the Plan liabilities for Fiscal 2021:

(in millions)	Termination benefits	Store closure and other costs	Consolidated
Balance at February 1, 2020	$2.0	$10.4	$12.4
Payments and other adjustments	(1.2)	(10.8)	(12.0)
Charged to expense	2.9	9.4	12.3
Balance at May 2, 2020	$3.7	$9.0	$12.7

6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Convertible Preference Shares (“Preferred Shares”) to certain affiliates of Leonard Green & Partners, L.P., for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears either in cash or by increasing the stated value of the preferred shares. The Company declared the preferred share dividend during the first quarter of Fiscal 2021 payable “in-kind” by increasing the stated value of the preferred shares. The stated value of the preferred shares will increase by $12.50 per share during the second quarter of Fiscal 2021, and will become payable upon liquidation of the Preferred Shares. Refer to Note 7 for additional discussion of the Company’s dividends on Preferred Shares.

(in millions, except conversion rate and conversion price)	May 2, 2020	February 1, 2020	May 4, 2019
Conversion rate	12.2297	12.2297	11.5493
Conversion price	$81.7682	$81.7682	$86.5853
Potential impact of preferred shares if-converted to common shares	7.6	7.6	7.2
Liquidation preference	$632.8	$632.8	$632.8

In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the preferred shares carrying value and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $6.1 million as of May 2, 2020 (February 1, 2020 and May 4, 2019: $5.7 million and $4.4 million, respectively).
Accretion of $0.4 million was recorded to preferred shares in the condensed consolidated balance sheets during the 13 weeks ended May 2, 2020 ($0.4 million for the 13 weeks ended May 4, 2019).
7. Shareholders’ equity
As a result of COVID-19, Signet’s Board of Directors has elected to temporarily suspend the dividend program on common shares and has elected to pay the quarterly dividend declared on its preferred shares “in-kind” for the first quarter of Fiscal 2021.

Dividends on common shares
Dividends declared on common shares during the 13 weeks ended May 2, 2020 and May 4, 2019 were as follows:

	Fiscal 2021		Fiscal 2020
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter(1)	$0.00	$0.0	$0.37	$19.3

(1)
Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 4, 2019, $19.3 million, was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the first quarter of Fiscal 2020.

Dividends on preferred shares
Dividends declared on preferred shares during the 13 weeks ended May 2, 2020 and May 4, 2019 were as follows:

	Fiscal 2021		Fiscal 2020
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter(1)	$12.50	$7.8	$12.50	$7.8

(1)
Signet’s preferred shares dividends result in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 2, 2020 and May 4, 2019, $7.8 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the dividends on preferred shares declared for the first quarter of Fiscal 2021 and Fiscal 2020, respectively. As disclosed in Note 6, the first quarter Fiscal 2021 dividend will be paid “in-kind” during the second quarter of Fiscal 2021.

There were no cumulative undeclared dividends on the preferred shares that reduced net income (loss) attributable to common shareholders during the 13 weeks ended May 2, 2020 or May 4, 2019. See Note 6 for additional discussion of the Company’s preferred shares.
Share repurchases
There were no share repurchases executed during the 13 weeks ended May 2, 2020 and May 4, 2019. The 2017 Program had $165.6 million remaining as of May 2, 2020.
8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 2, 2020	May 4, 2019
Numerator:
Net income (loss) attributable to common shareholders	$(205.3)	$(18.2)
Denominator:
Weighted average common shares outstanding	51.8	51.6
EPS – basic	$(3.96)	$(0.35)

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

The computation of diluted EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 2, 2020	May 4, 2019
Numerator:
Net income (loss) attributable to common shareholders	$(205.3)	$(18.2)
Denominator:
Weighted average common shares outstanding	51.8	51.6
EPS – diluted	$(3.96)	$(0.35)

The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Share awards	1.0	1.1
Potential impact of preferred shares	7.6	7.2
Total anti-dilutive shares	8.6	8.3

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive income (loss)
Balance at February 1, 2020	$(250.1)	$0.3	$12.5	$(52.4)	$(4.1)	$(293.8)
Other comprehensive income (loss) (“OCI”) before reclassifications	(26.7)	0.3	0.2	—	—	(26.2)
Amounts reclassified from AOCI to net income	—	—	(8.1)	0.1	0.2	(7.8)
Net current period OCI	(26.7)	0.3	(7.9)	0.1	0.2	(34.0)
Balance at May 2, 2020	$(276.8)	$0.6	$4.6	$(52.3)	$(3.9)	$(327.8)

The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$—	$(0.3)	Cost of sales (see Note 16)
Interest rate swaps	—	(0.6)	Interest expense, net (see Note 16)
Commodity contracts	(0.8)	0.4	Cost of sales (see Note 16)
Total before income tax	(0.8)	(0.5)
Losses (gains) on dedesignating cash flow hedges:
Foreign currency contracts	(0.6)	—	Other operating income (loss) (see Note 16)
Commodity contracts	(9.3)	—	Other operating income (loss) (see Note 16)
Total before income tax	(9.9)	—
Income taxes	2.6	0.1
Net of tax	(8.1)	(0.4)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.1	0.3	Other non-operating income, net
Amortization of unrecognized net prior service credits	0.2	—	Other non-operating income, net
Total before income tax	0.3	0.3
Income taxes	—	(0.1)
Net of tax	0.3	0.2

Total reclassifications, net of tax	$(7.8)	$(0.2)

10. Income taxes

	13 weeks ended
	May 2, 2020	May 4, 2019
Estimated annual effective tax rate before discrete items	24.5%	14.7%
Discrete items recognized	11.2%	(1.7)%
Effective tax rate recognized in statement of operations	35.7%	13.0%

During the 13 weeks ended May 2, 2020, the Company’s effective tax rate was higher than the US federal income tax rate primarily due to the anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020, recognized as a discrete item in the first quarter of Fiscal 2021, partially offset by the unfavorable impact of a valuation allowance recorded against certain US and state deferred tax assets and the impairment of goodwill which was not deductible for tax purposes. The Company’s effective tax rate for the same period during the prior year was lower than the US federal income tax rate primarily due to the favorable impact of foreign tax rate differences and benefits from global reinsurance arrangements.
The CARES Act provides a technical correction to the Tax Cuts and Jobs Act (TCJA) allowing fiscal year tax filers with federal net operating losses arising in the 2017/2018 tax year to be carried back two years to tax years that had higher enacted tax rates resulting in a tax benefit of $67.5 million. The CARES Act also provides for net operating losses incurred in Fiscal 2021 to be carried back five years to tax years with higher enacted tax rates resulting in an anticipated tax benefit of $48.5 million. In addition, during the first quarter of Fiscal 2021, based on weighing all positive and negative evidence, management determined it was more likely than not that it would not be able to realize certain US and state deferred tax assets primarily related to state deferred tax assets including state net operating losses and recorded a valuation allowance of $56.7 million. The estimated annual effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
As of May 2, 2020, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of February 1, 2020.
11. Accounts receivable
The following table presents the components of Signet’s accounts receivable:

(in millions)	May 2, 2020	February 1, 2020	May 4, 2019
Accounts receivable, held for investment	$27.8	$34.4	$15.3
Accounts receivable, held for sale	2.0	4.4	7.8
Accounts receivable	$29.8	$38.8	$23.1

As previously disclosed, during Fiscal 2018, Signet announced a strategic initiative to outsource its North America private label credit card programs and sell the existing in-house finance receivables. In October 2017, Signet, through its subsidiary Sterling Jewelers Inc. (“Sterling”), completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity Bank (“Comenity”). In June 2018, the Company completed the sale of the non-prime in-house accounts receivable to CarVal Investors (“CarVal”) and the appointed minority party, Castlelake, L.P. (“Castlelake”).
In addition, for a five-year term, Signet would remain the issuer of non-prime credit with investment funds managed by CarVal and Castlelake purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Signet would hold the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counterparty in accordance with the agreements. Receivables issued by the Company but pending transfer to CarVal and Castlelake as of period end were classified as “held for sale” and included in the accounts receivable caption in the condensed consolidated balance sheets. As of May 2, 2020, February 1, 2020, and May 4, 2019, the accounts receivable held for sale were recorded at fair value.
In conjunction with the sale of the majority of Signet’s non-prime in-house accounts receivable to CarVal and Castlelake (collectively, the “Investors”), beginning in June 2018, the Investors began purchasing the majority of forward flow receivables of Signet’s non-prime credit from Signet for a five-year term. In Fiscal 2020, those forward flow receivables represented approximately 7% of Signet’s revenue.  During Fiscal 2021, the 2018 agreements pertaining to the purchase of forward flow receivables were terminated and new agreements were executed with both Investors which will remain effective until June 2021, unless terminated earlier by either party pursuant to the terms of respective agreements. The new agreements provide that the Investors will continue to purchase add-on receivables created on existing customer accounts at a discount rate determined in accordance with the new agreements. Signet will retain forward flow non-prime receivables created for new customers, which are expected to represent less than 2.5% of Signet’s Fiscal 2021 revenue. The termination of the previous agreements has no effect on the receivables that were previously sold to the Investors prior to the termination, except that Signet agreed to extend the Investors’ payment obligation for the remaining 5% of the receivables previously purchased in June 2018 until the new agreements terminate. The Company’s agreement with the credit servicer Genesis Financial Solutions remains in place.
Receivables issued by the Company but pending transfer to its credit partners as of period end are classified as held for sale. Accounts receivable classified as held for investment is comprised primarily of accounts receivable related to the sale of diamonds to third parties from its polishing factory deemed unsuitable for Signet's needs in the Other segment.
12. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	May 2, 2020	February 1, 2020	May 4, 2019
Raw materials	$69.8	$56.2	$74.2
Finished goods	2,322.4	2,275.5	2,320.0
Total inventories	$2,392.2	$2,331.7	$2,394.2

As of May 2, 2020, inventory reserves were $55.5 million (February 1, 2020 and May 4, 2019: $67.0 million and $84.7 million, respectively).

13. Asset Impairment

The following table summarizes the Company's asset impairment activity for the periods presented:

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Goodwill impairment (1)	$10.7	$—
Indefinite-lived intangible asset impairment (1)	83.3	—
Property, plant and equipment impairment	13.8	—
Operating lease ROU asset impairment	28.5	—
Total	$136.3	$—

(1)	Refer to Note 15 for additional information.

Long-lived assets of the Company consist primarily of property, plant and equipment, definite lived intangible assets and operating lease right-of-use (ROU) assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the undiscounted cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the store asset group, based on the Company’s internal business plans. If the undiscounted cash flow for the store asset group is less than its carrying amount, the long lived assets are measured for potential impairment by estimating the fair value of the assets in the group, and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. The Company utilizes primarily the replacement cost method to estimate the fair value of its property and equipment, and the income capitalization method to estimate the fair value of its ROU assets, which incorporates historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates.

Due to the various impacts of COVID-19 to the Company’s business during the 13 weeks ended May 2, 2020, including the temporary closure of all the Company’s stores beginning in late March 2020 (see additional information in Note 1), the Company determined a triggering event had occurred for certain of the Company’s long-lived asset groups at the individual stores that required an interim impairment assessment during the first quarter of Fiscal 2021. This impacted both property, plant and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the recoverability test, a fair value assessment for these long-lived assets was performed, and as a result of the estimated fair values, the Company recorded an impairment charge for property, plant and equipment of $13.8 million and ROU assets of $28.5 million for the 13 weeks ended May 2, 2020.

The uncertainty of the COVID-19 impact to the Company’s business could continue to further negatively affect the operating performance and cash flows of the above identified stores or additional stores, including a slower than anticipated re-opening of the stores, lower than anticipated consumer traffic, changes in the Company’s real estate strategy under the Path-to-Brilliance plan (see Note 5), or the inability to achieve cost savings initiatives included in the business plans. In addition, key assumptions used to estimate fair value, such as sales trends, market capitalization and rental rates, and discount rates could impact the fair value estimates of the store assets in future periods.
14. Leases
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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate available at the lease commencement date, based primarily on the underlying lease term, in measuring the present value of lease payments. Lease terms, which include the period of the lease that cannot be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
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

The Company deferred substantially all rent payments due in the months of April and May 2020. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any potential amounts to be probable. In April 2020, the FASB granted guidance (hereinafter, the practical expedient) permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of COVID-19. Instead, the entity may account for COVID-19 related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. In accordance with this practical expedient, the Company has elected not to account for any concessions granted by landlords as a result of COVID-19 as lease modifications. Rent abatements under the practical expedient would be recorded as a negative variable lease cost. The Company is currently negotiating with nearly all of its landlords, and to date, has received certain concessions in the form of rent deferrals and other lease or rent modifications. In addition, the Company has continued recording lease expense during the deferral period in accordance with its existing policies.

The weighted average lease term and discount rate for the Company’s outstanding operating leases were as follows:

May 2, 2020
Weighted average remaining lease term (in years)	6.6
Weighted average discount rate	5.5%

Total lease costs are as follows:

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Operating lease cost	$111.4	$114.4
Short-term lease cost	4.9	7.8
Variable lease cost	25.6	26.6
Sublease income	(0.5)	(0.7)
Total lease cost	$141.4	$148.1

Payments arising from operating lease activity, as well as variable and short-term lease payments not included within the operating lease liability, are included as operating activities on the Company’s condensed consolidated statement of cash flows. Payments representing costs to ready a ROU asset for its intended use are represented within investing activities within the Company’s condensed consolidated statements of cash flows.
Supplemental cash flow information related to leases was as follows:

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49.3	$118.0
Operating lease right-of-use assets obtained in exchange for lease obligations	14.2	6.5
Reduction in the carrying amount of right-of-use assets (1)	87.9	87.3

(1)	Amount excludes impairment of right-of-use assets of $28.5 million during the first quarter of Fiscal 2021, as further described in note 13.

The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	May 2, 2020
Remainder of Fiscal 2021	$333.3
Fiscal 2022	388.6
Fiscal 2023	329.7
Fiscal 2024	262.0
Fiscal 2025	206.0
Thereafter	547.8
Total minimum lease payments	2,067.4
Less: Imputed interest	(342.3)
Present value of lease liabilities	$1,725.1

15. Goodwill and intangibles
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
Due to various impacts of COVID-19 to the Company’s business during the 13 weeks ended May 2, 2020, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite-lived intangible assets. The income approach was used to estimate the fair value of each reporting unit, whereby the Company calculates the fair value based on the present value of estimated future cash flows, using a discount rate aligned with market-based assumptions. The relief-from-royalty method was used to estimate the fair value of indefinite-lived intangible assets. As part of the assessment, it was determined that an increase in the discount rates were required to reflect the prevailing uncertainty inherent in the forecasts due to current market conditions and potential COVID-19 impacts. This higher discount rate, in conjunction with revised long-term projections associated with certain aspects of the Company’s forecast, resulted in lower than previously projected long-term future cash flows for the reporting units and indefinite-lived intangible assets which negatively affected the valuation compared to previous valuations. As a result of the interim impairment assessment, the Company recognized pre-tax impairment charges for goodwill and indefinite-lived intangible assets totaling $94 million in the 13 weeks ended May 2, 2020.
Goodwill
During the 13 weeks ended August 3, 2019, a non-cash immaterial out-of-period adjustment of $47.7 million, with $35.2 million related to Zales goodwill and $12.5 million related to R2Net goodwill, was recognized within Goodwill and intangible impairments on the condensed consolidated statements of operations related to an error in the calculation of goodwill impairments during Fiscal 2019.
During the 13 weeks ended May 2, 2020, the Company recognized pre-tax impairment charges within asset impairments on the condensed consolidated statements of operations of $10.7 million within its North America segment related to R2Net and Zales Canada goodwill.
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at February 2, 2019	$296.6
Impairment(1)	(47.7)
Impact of foreign exchange and other adjustments	(0.1)
Balance at February 1, 2020	248.8
Impairment	(10.7)
Impact of foreign exchange	(0.1)
Balance at May 2, 2020	$238.0

(1)	During Fiscal 2020, an immaterial out-of-period adjustment was recognized related to an error in the calculation of goodwill impairments during Fiscal 2019.

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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	May 2, 2020			February 1, 2020			May 4, 2019
(in millions)	Gross carrying amount	Accumulated amortization(1)	Net carrying amount	Gross carrying amount	Accumulated amortization(1)	Net carrying amount	Gross carrying amount	Accumulated amortization(1)	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$52.4	$(50.4)	$2.0	$53.2	$(50.9)	$2.3	$53.0	$(50.2)	$2.8
Indefinite-lived intangible assets	472.4	(295.7)	176.7	475.4	(213.9)	261.5	475.1	(213.8)	261.3
Total intangible assets, net	$524.8	$(346.1)	$178.7	$528.6	$(264.8)	$263.8	$528.1	$(264.0)	$264.1

Intangible liabilities, net	$(113.2)	$98.7	$(14.5)	$(113.9)	$98.0	$(15.9)	$(113.7)	$93.8	$(19.9)

(1)	Accumulated amortization amounts related to the indefinite-lived intangible assets represents accumulated impairment losses recorded to date and includes the impact of foreign currency.
The interim impairment test resulted in the determination that the fair values of indefinite-lived intangible assets related to certain Zales trade names were less than their carrying value. Accordingly, in the 13 weeks ended May 2, 2020, the Company recognized pre-tax impairment charges within asset impairments on the condensed consolidated statements of operations of $83.3 million within its North America segment.
The uncertainty of the COVID-19 impact could continue to further negatively affect the share price of the Company’s stock, as well as key assumptions used to estimate fair value, such as sales trends, margin trends, long term growth and discount rates. In addition, as a result of the impairment of goodwill and trade names during the first quarter of Fiscal 2021, the Company’s goodwill and trade names within the North America segment approximate their respective fair values and could be at risk for additional impairments should there be an adverse business or economic change in future periods.
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
Signet holds a fluctuating amount of British pounds and Canadian dollars reflecting the cash generative characteristics of operations. Signet’s objective is to minimize net foreign exchange exposure to the condensed consolidated statement of operations on non-US dollar denominated items through managing cash levels, non-US dollar denominated intra-entity balances and foreign currency swaps. In order to manage the foreign exchange exposure and minimize the level of funds denominated in British pounds and Canadian dollars, dividends are paid regularly by subsidiaries to their immediate holding companies and excess British pounds and Canadian dollars are sold in exchange for US dollars.
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
The primary external sources of funding are an asset-based credit facility and senior unsecured notes as described in Note 18.
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of May 2, 2020, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. These contracts have been de-designated during the 13 weeks ended May 2, 2020. This de-designation occurred due to uncertainly around the volume of purchases in the Company’s UK business. These contracts were unlikely to retain hedge effectiveness given the change in circumstances. Therefore, the total notional amount of these foreign currency contracts outstanding as of May 2, 2020 was $0.0 million (February 1, 2020 and May 4, 2019: $23.0 million and $20.6 million, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of May 2, 2020 was $177.6 million (February 1, 2020 and May 4, 2019: $224.2 million and $92.4 million, respectively). The outstanding amount as of May 2, 2020 includes certain contracts which were previously designated, as well as a forward contract entered into to hedge the portion of the insurance proceeds expected to be received in British Pounds associated with the shareholder litigation, which has a notional amount of £95 million (see Note 21 for further information).
Commodity forward purchase contracts and net zero-cost collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw materials. During the 13 weeks ended May 2, 2020, the contracts which were still outstanding (and unrealized) were de-designated and liquidated. The contracts which were already settled remain designated as the hedged inventory purchases from these contracts are still on hand. However, the Company has frozen the release of these gains from AOCI to cost of goods sold until such time that the inventory is sold. The unrealized contracts were de-designated as a result of uncertainty around the Company’s future purchasing volume due to COVID-19 and thus the contracts were unlikely to retain hedge effectiveness. The total notional amount of these commodity derivative contracts outstanding as of May 2, 2020 was 0 ounces of gold (February 1, 2020 and May 4, 2019: 63,000 ounces and 92,000 ounces, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of May 2, 2020, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	May 2, 2020	February 1, 2020	May 4, 2019
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$—	$11.8	$0.8
Commodity contracts	Other assets	—	—	0.1
Total derivative assets		—	11.8	0.9
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.1	0.6	1.0
Total derivative assets		$0.1	$12.4	$1.9

	Fair value of derivative liabilities
(in millions)	Balance sheet location	May 2, 2020	February 1, 2020	May 4, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$(0.8)	$(0.1)
Commodity contracts	Other current liabilities	—	—	(0.3)
Commodity contracts	Other liabilities	—	—	(0.2)
		—	(0.8)	(0.6)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.3)	(0.1)	—
Total derivative liabilities		$(0.3)	$(0.9)	$(0.6)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	May 2, 2020	February 1, 2020	May 4, 2019
Foreign currency contracts	$—	$(1.0)	$0.4
Commodity contracts	6.2	17.7	0.1
Gains (losses) recorded in AOCI	$6.2	$16.7	$0.5
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated statement of operations:
Foreign currency contracts

		13 weeks ended
(in millions)	Statement of operations caption	May 2, 2020	May 4, 2019
Gains (losses) recorded in AOCI, beginning of period		$(1.0)	$0.7
Current period gains (losses) recognized in OCI		1.6	—
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	—	(0.3)
Gains from ineffective hedges reclassified from AOCI to net income	Other operating income, net (1)	(0.6)	—
Gains (losses) recorded in AOCI, end of period		$—	$0.4

Commodity contracts

		13 weeks ended
(in millions)	Statement of operations caption	May 2, 2020	May 4, 2019
Gains (losses) recorded in AOCI, beginning of period		$17.7	$4.0
Current period gains (losses) recognized in OCI		(1.4)	(4.3)
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	(0.8)	0.4
Gains from ineffective hedges reclassified from AOCI to net income	Other operating income, net (1)	(9.3)	—
Gains (losses) recorded in AOCI, end of period		$6.2	$0.1

Interest rate swaps

		13 weeks ended
(in millions)	Statement of operations caption	May 2, 2020	May 4, 2019
Gains recorded in AOCI, beginning of period		$—	$0.6
(Gains) losses reclassified from AOCI to net income	Interest expense, net (1)	—	(0.6)
Gains recorded in AOCI, end of period		$—	$—

(1)	Refer to table below for total amounts of financial statement captions impacted by cash flow hedges.
Total amounts presented in the condensed consolidated statements of operations

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Cost of sales	$(648.3)	$(932.3)
Other operating income, net	3.6	—
Interest expense, net	$(7.1)	$(9.2)

Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statement of operations:

		13 weeks ended
(in millions)	Statement of operations caption	May 2, 2020	May 4, 2019
Foreign currency contracts	Other operating income, net	$(3.9)	$1.1

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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	May 2, 2020			February 1, 2020			May 4, 2019
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$7.4	$7.4	$—	$7.2	$7.2	$—	$7.7	$7.7	$—
Corporate equity securities	—	—	—	—	—	—	2.6	2.6	—
Foreign currency contracts	0.1	—	0.1	0.6	—	0.6	1.0	—	1.0
Commodity contracts	—	—	—	11.8	—	11.8	0.9	—	0.9
US government agency securities	4.0	—	4.0	4.7	—	4.7	4.0	—	4.0
Corporate bonds and notes	8.0	—	8.0	8.5	—	8.5	6.6	—	6.6
Total assets	$19.5	$7.4	$12.1	$32.8	$7.2	$25.6	$22.8	$10.3	$12.5

Liabilities:
Foreign currency contracts	$(0.3)	$—	$(0.3)	$(0.9)	$—	$(0.9)	$(0.1)	$—	$(0.1)
Commodity contracts	—	—	—	—	—	—	(0.5)	—	(0.5)
Total liabilities	$(0.3)	$—	$(0.3)	$(0.9)	$—	$(0.9)	$(0.6)	$—	$(0.6)

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
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price is contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset related to this deferred payment within other assets at fair value. This estimated fair value was derived from a discounted cash flow model using unobservable Level 3 inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. The Company will adjust the asset to fair value through AOCI in each subsequent period through the performance period until settled. As of May 2, 2020, the fair value of the deferred payment was $22.8 million, which is recorded within other assets on the condensed consolidated balance sheets. See Note 11 for additional information.
Goodwill and other indefinite-lived intangible assets, are evaluated for impairment annually or more frequently if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. Long-lived asset impairment testing is performed if events occur which indicate the carrying value of the long-lived asset or asset group may be greater than its fair value, and when the undiscounted cash flows of the asset or asset group are below its carrying value. During the 13 weeks ended May 2, 2020, the Company performed an interim impairment test for goodwill, indefinite-lived intangible assets and long-lived assets. The fair value was calculated using the income approach for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value is a Level 3 valuation based on certain unobservable inputs including estimated future cash flows and discount rates aligned with market-based assumptions, that would be utilized by market participants in valuing these assets or prices of similar assets. For long-lived assets, the Company utilizes primarily the replacement cost method for the fair value of its property and equipment, and the income method to estimate the fair value of its ROU assets, which incorporates Level 3 inputs such as historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates. See Notes 13 and Note 15 for additional information.
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.

The fair values of long-term debt instruments, excluding revolving credit facilities, were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The carrying value of the ABL Revolving Facility (as defined in Note 18) approximates fair value. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	May 2, 2020		February 1, 2020		May 4, 2019
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$146.5	$97.1	$146.4	$144.8	$395.5	$363.4
Term loans (Level 2)	99.5	100.0	99.5	100.0	284.5	286.0
Total	$246.0	$197.1	$245.9	$244.8	$680.0	$649.4

18. Loans, overdrafts and long-term debt

(in millions)	May 2, 2020	February 1, 2020	May 4, 2019
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.5	$147.5	$399.1
ABL revolving facility	1,090.0	270.0	—
FILO term loan facility	100.0	100.0	—
Senior unsecured term loan	—	—	286.0
Other loans and bank overdrafts	22.2	95.6	2.7
Gross debt	$1,359.7	$613.1	$687.8
Less: Current portion of loans and overdrafts	(22.2)	(95.6)	(43.7)
Less: Unamortized debt issuance costs	(1.5)	(1.6)	(5.1)
Total long-term debt	$1,336.0	$515.9	$639.0

Revolving credit facility and senior unsecured term loan (the “Credit Facility”)
On September 27, 2019, in connection with the issuance of a new senior secured asset-based credit facility, the Company repaid and terminated the Credit Facility. Refer to the “Asset-based credit facility” section below. The original maturity of the Credit Facility was July 2021.
Senior unsecured notes due 2024
On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.70% senior unsecured notes due in 2024 (the “Senior Notes”). The Senior Notes were issued under an effective registration statement previously filed with the SEC. The Senior Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries (such subsidiaries, the “Guarantors”). See Supplemental Guarantor Financial Information within Item 2 of this Form 10-Q for additional information.
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
Unamortized debt issuance costs relating to the Senior Notes as of May 2, 2020 was $1.0 million (February 1, 2020 and May 4, 2019: $1.1 million and $3.6 million, respectively). The unamortized debt issuance costs are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to debt issuance costs of $0.1 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 weeks ended May 2, 2020 ($0.1 million for the 13 weeks ended May 4, 2019).
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
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL Revolving Facility and the FILO Term Loan Facility, as applicable, bear interest at the Company’s option at either eurocurrency rate plus the applicable margin or a base rate plus the applicable margin, in each case depending on the excess availability under the ABL Revolving Facility. The Company had stand-by letters of credit outstanding of $14.9 million on the ABL Revolving Facility as of May 2, 2020. The Company had available borrowing capacity of $237.2 million on the ABL Revolving Facility as of May 2, 2020.
If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of May 2, 2020, the threshold related to the fixed coverage ratio was approximately $136 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
Debt issuance costs relating to the ABL Facility totaled $9.3 million, of which $8.7 million of these costs were allocated to the ABL Revolving Facility and $0.6 million was allocated to the FILO Term Loan Facility. The remaining unamortized debt issuance costs for the ABL Revolving Facility are recorded within other assets in the condensed consolidated balance sheets and the remaining unamortized debt issuance costs for the FILO Term Loan Facility are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to the ABL Facility debt issuance costs of $0.5 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 weeks ended May 2, 2020. Unamortized debt issuance costs related to the ABL facility totaled $8.2 million as of May 2, 2020 (February 1, 2020: $8.7 million).
Other
As of May 2, 2020, February 1, 2020 and May 4, 2019, the Company was in compliance with all debt covenants.

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

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Warranty reserve, beginning of period	$36.3	$33.2
Warranty expense	3.2	3.5
Utilized(1)	(2.2)	(2.9)
Warranty reserve, end of period	$37.3	$33.8

(1)	Includes impact of foreign exchange translation.

(in millions)	May 2, 2020	February 1, 2020	May 4, 2019
Disclosed as:
Current liabilities	$11.0	$10.6	$10.1
Non-current liabilities	26.3	25.7	23.7
Total warranty reserve	$37.3	$36.3	$33.8

20. Share-based compensation
Signet recorded share-based compensation expense of $1.4 million for the 13 weeks ended May 2, 2020 related to the Omnibus Plan and Share Saving Plans ($4.0 million for the 13 weeks ended May 4, 2019).
21. Commitments and contingencies
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion.  On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015, which SJI opposed. April 27, 2015, the arbitrator issued an order denying the Claimants’ Motion. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015, which Claimants opposed. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the District Court’s November 16, 2015 Opinion and Order. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit, which Claimants opposed. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed, and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims, which SJI opposed. On June 15, 2015, the arbitrator granted the Claimants’ motion. On March 6, 2017, Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization

of Notice, which SJI opposed The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016, which Claimants opposed. On April 5, 2016, the arbitrator denied SJI’s Motion. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, which Claimants opposed. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals, which Claimant’s opposed. On June 1, 2017, the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016 and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016, which Claimants opposed. The matter was fully briefed, and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. Approximately, 10,314 current and former employees submitted consent forms to opt in to the collective action; however, some have withdrawn their consents. The number of valid consents is disputed and yet to be determined. SJI believes the number of valid consents to be approximately 9,124. On July 24, 2017, the United States Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The matter was fully briefed, and an oral argument was heard on October 16, 2017. On November 10, 2017, SJI filed in the arbitration motions for summary judgment, and for decertification, of Claimants’ Equal Pay Act and Title VII promotions claims. On January 30, 2018, oral argument on SJI’s motions was heard. On January 26, 2018, SJI filed in the arbitration a Motion to Vacate The Equal Pay Act Collective Action Award And Tolling Order asserting that the Arbitrator exceeded her authority by conditionally certifying the Equal Pay Act claim and allowing the absent claimants to opt-in the litigation. On March 12, 2018, the Arbitrator denied SJI’s Motion to Vacate The Equal Pay Act Collective Action Award and Tolling Order. SJI still has a pending motion seeking decertification of the EPA Collective Action before the Arbitrator. On March 19, 2018, the Arbitrator issued an Order partially granting SJI’s Motion to Amend the Arbitrator’s November 2, 2017, Bifurcated Seventh Amended Case Management Plan resulting in a continuance of the May 14, 2018 trial date. A new trial date has not been set. On January 15, 2018, District Court granted SJI’s August 17, 2017 Renewed Motion to Vacate the Class Determination Award finding that the Arbitrator exceeded her authority by binding non-parties (absent class members) to the Title VII claim. The District Court further held that the RESOLVE Agreement does not permit class action procedures, thereby, reducing the Claimants in the Title VII matter from 70,000 to potentially 254. Claimants dispute that the number of claimants in the Title VII is 254. On January 18, 2018, the Claimants filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. The appeal was fully briefed and oral argument before the Second Circuit occurred on May 7, 2018. On May 17, 2019, SJI submitted a Rule 28(j) letter to the Second Circuit addressing the effects of the Supreme Court’s ruling in Lamps Plus, Inc. v. Varela, No. 17-988 (S. Ct. Apr. 24, 2019), on the pending appeal. The Second Circuit then issued an order directing the parties to submit additional arguments on that issue, which were submitted. On November 18, 2019 the Second Circuit issued an order reversing and remanding the District Court’s January 15, 2018 Order that vacated the Arbitrator’s Class Determination Award certifying for declaratory and injunctive relief a Title VII pay and promotions class of female retail sales employees. The Second Circuit held that the District Court erred when it concluded that the Arbitrator exceeded her authority in purporting to bind absent class members to the Class Determination Award. The Second Circuit remanded the case to the District Court to decide the narrower question of whether the Arbitrator erred in certifying an opt-out, as opposed to a mandatory, class for declaratory and injunctive relief. On December 2, 2019, SJI filed a petition for a hearing en banc with the United States Court of Appeals for the Second Circuit. On January 15, 2020, SJI filed a Rule 28(j) letter in the Second Circuit. On that same day the Second Circuit denied the petition for rehearing en banc. On January 21, 2020, Sterling filed its motion for stay of mandate with the Second Circuit pending the filing of a petition for writ of certiorari with the U.S. Supreme Court. On January 22, 2020, the Second Circuit granted Sterling’s motion for stay of mandate. The petition for a writ of certiorari from the U.S. Supreme Court was filed on June 12, 2020.

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

On March 16, 2020, the Company, all of the other defendant parties to the Consolidated Action, and the lead plaintiff entered into a settlement agreement in the Consolidated Action. The settlement of $240 million provides for the dismissal of the Consolidated Action with prejudice. The settlement agreement also states that the Company and all the other defendants expressly deny any and all allegations of fault, liability, wrongdoing, or damages whatsoever, and that defendants are entering into the settlement solely to eliminate the uncertainty, burden, and expense of further protracted litigation. As a result of the settlement, the Company recorded a charge of $33.2 million during the fourth quarter of Fiscal 2020 in other operating income (loss), which includes administration costs of $0.6 million and is recorded net of expected recoveries from the Company’s insurance carriers of $207.4 million. As of May 2, 2020 and February 1, 2020, the liability related to settlement and administration fees was recorded in other current liabilities, and the expected insurance recoveries are recorded in other current assets in the condensed consolidated balance sheet. The settlement was fully funded in the second quarter of Fiscal 2021, and the Company contributed approximately $35 million of the $240 million settlement payment, net of insurance proceeds and including the impact of foreign currency. The settlement is subject to court approval at a fairness hearing, which is currently scheduled for July 21, 2020, following notice to the class.

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

On June 27, 2020, the Company and plaintiffs in the four stayed actions above (Case Id Nos. 19-cv-2757, 19-cv-2758, 19-cv-9916 and 19-cv-9917) reached a settlement in principle subject to final documentation.  The Company recorded a pre-tax charge of $8.5 million, net of expected insurance recovery, during the 13 weeks ended May 2, 2020 in anticipation of those four anticipated settlements. The final amount of the settlement and net charge are dependent upon the amount such plaintiffs would receive as part of the Consolidated Action and the actual amount of the Company’s insurance recovery, and are not expected to be materially different than the amounts recorded.
Derivative Action
On September 1, 2017, Josanne Aungst filed a putative shareholder derivative action entitled Aungst v. Light, et al., No. CV-2017-3665, in the Court of Common Pleas for Summit County Ohio. The complaint in this action, which purports to have been brought by Ms. Aungst on behalf of the Company, names certain current and former directors and officers of the Company as defendants and alleges claims for breach of fiduciary duty, abuse of control, and gross mismanagement. The complaint challenges certain public disclosures and conduct relating to the allegations that were raised by the claimants in the Arbitration. The complaint also alleges that the Company’s share price was artificially inflated as a result of alleged misrepresentations and omissions. The complaint seeks money damages on behalf of the Company, changes to the Company’s corporate governance, and other equitable relief, as well as plaintiff’s legal fees and costs. The defendants’ motion to dismiss the complaint was granted on February 28, 2019. On March 26, 2019, plaintiff filed a notice of appeal of the trial court’s dismissal of the action. On July 1, 2019, plaintiff filed an appeal brief in the Court of Appeals, Ninth Judicial District, Summit County, Ohio. Defendants filed their answering brief on August 9, 2019. Plaintiff filed a reply brief on August 19, 2019. The Court of Appeals heard oral argument on January 16, 2020. On June 17, 2020, the Court of Appeals issued a decision affirming the dismissal.
Regulatory Matters
On January 16, 2019, Sterling Jewelers Inc., (“Sterling”), a wholly owned subsidiary of Company, without admitting or denying any of the allegations, findings of fact, or conclusions of law (except to establish jurisdiction), entered into a Consent Order with the Consumer Financial Protection Bureau (the "CFPB") and New York Attorney General (the “NY AG”) settling a previously disclosed investigation of certain in-store credit practices, promotions, and payment protection products (the "Consent Order"). Among other things, the Consent Order requires Sterling to (i) submit an accurate written compliance report to the CFPB; (ii) pay an $10,000,000 civil money penalty to the CFPB;  (iii) pay a $1,000,000 civil money penalty to the NY AG: and (iv) maintain policies and procedures related to the issuance of credit cards, including with respect to credit applications, credit financing terms and conditions, and any related add-on products that are reasonably designed to ensure consumer knowledge or consent. All payments required by the Consent Order were made in February 2019. We continue to work to ensure compliance with the Consent Order, which may result in us incurring additional costs. See Item 1A of Signet’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on March 26, 2020 for risks relating to the CFPB and our continued compliance with the Consent Order.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: the negative impacts that the COVID-19 pandemic has had, and will continue to have, on Signet’s business, financial condition, profitability and cash flows, the effect of steps we take in response to the pandemic, the severity and duration of the pandemic, including whether there is a “second wave,” the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain, consumer spending and the impact on demand of our products, our level of indebtedness and covenant compliance, availability of adequate capital, our ability to execute our business plans, our lease obligations and relationships with our landlords, and asset impairments; general economic or market conditions; financial market risks, our ability to optimize Signet's transformation initiative; a decline in consumer spending or deterioration in consumer financial position; changes to regulations relating to customer credit, disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio sale due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the non-prime outsourcing agreement requiring transition to alternative arrangements through other providers or alternative payment options; deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes, global economic conditions or other developments related to the United Kingdom’s exit from the European Union; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals; stakeholder reactions to disclosure regarding the source and use of certain minerals; seasonality of Signet’s business; the merchandising, pricing and inventory policies followed by Signet and failure to manage inventory levels; Signet’s relationships with suppliers and ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; the development and maintenance of Signet’s OmniChannel retailing and ability to increase digital sales; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize Signet’s real estate footprint; the ability to satisfy the accounting requirements for “hedge accounting,” or the default or insolvency of a counterparty to a hedging contract; the performance of and ability to recruit, train, motivate and retain qualified sales associates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to a new financial reporting information technology system; security breaches and other disruptions to Signet’s information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in taxation laws, rules or practices in the US and jurisdictions in which Signet’s subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce; risks related to international laws and Signet being a Bermuda corporation; difficulty or delay in executing or integrating an acquisition, business combination, major business or strategic initiative; risks relating to the outcome of pending litigation, including risks related to satisfaction of the conditions precedent for our pending securities class action settlement; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions; the success of recent changes in Signet’s executive management team; or the impact of weather-related incidents, natural disasters, strikes, protests, riots or terrorism, acts of war or another public health crisis or disease outbreak, epidemic or pandemic on Signet’s business.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” and “Forward-Looking Statements” sections of Signet’s Fiscal 2020 Annual Report on Form 10-K filed with the SEC on March 26, 2020 and quarterly reports on Form 10-Q and the “Safe Harbor Statements” in current reports on Form 8-K filed with the SEC. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

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
The Company, with 3,172 stores and kiosks as of May 2, 2020, manages its business by geography, a description of which follows:

•	The North America segment has 2,620 locations in the US and 116 locations in Canada as of May 2, 2020.

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

•
The International segment has 436 stores in the UK, Republic of Ireland and Channel Islands as of May 2, 2020. The segment primarily operates in shopping malls and off-mall locations under the H.Samuel and Ernest Jones banners.

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
Impacts of COVID-19 to Signet’s business
In December 2019, a novel coronavirus (“COVID-19”) was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company’s primary operations occur in North America and the UK. COVID-19 has significantly impacted consumer traffic and the Company’s retail sales, based on the perceived public health risk and government-imposed quarantines and restrictions of public gatherings and commercial activity to contain spread of the virus.
Effective March 23, 2020, the Company temporarily closed all of its stores in North America, its diamond operations in New York and its support centers in the United States. Additionally, effective March 24, 2020, the Company temporarily closed all of its stores in the UK. The COVID-19 pandemic has also disrupted the Company’s global supply chain, including the temporary closure of the Company’s diamond polishing operations in Botswana, and may cause additional disruptions to operations if employees of the Company become sick, are quarantined, or are otherwise limited in their ability to work at Company locations or travel for business. While the Company experienced a temporary disruption in its James Allen New York distribution center, the Company continued to fill substantially all of its eCommerce orders during the first quarter.
The COVID-19 pandemic has significantly altered the retail climate and the Company is navigating that change by accelerating its application of the key Path to Brilliance initiatives developed over the past two years including the Company’s focus on becoming an OmniChannel leader, meeting the needs of its customers and accelerating the optimization of its real estate footprint. The Company continues to actively monitor and manage the situation related to its store and support center operations at the local level focusing on the best interests of its employees, customers, suppliers and shareholders. In May, Signet began a staggered store re-opening plan based on health and safety standards, as well as regional customer demand. The Company expects business to return gradually throughout the remainder of Fiscal 2021 in both North America and the UK, and store re-openings will continue with monitored closely, with a priority and focus on safety. It is not clear what the full extent of the COVID-19 impacts will have on the Company’s business, its customers and vendors, or on its financial results in the near and long-term.
In response to the risks associated with COVID-19, the Company has taken numerous actions to maximize its financial flexibility, bolster its cash position and reduce operating expenditures as a result of the uncertainty. Refer to Liquidity and Capital Resources section below.
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

(in millions)	May 2, 2020	February 1, 2020	May 4, 2019
Cash and cash equivalents	$1,066.6	$374.5	$195.1
Less: Loans and overdrafts	(22.2)	(95.6)	(43.7)
Less: Long-term debt	(1,336.0)	(515.9)	(639.0)
Net debt	$(291.6)	$(237.0)	$(487.6)
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

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Net cash (used in) provided by operating activities	$(7.6)	$105.4
Purchase of property, plant and equipment	(7.7)	(24.6)
Free cash flow	$(15.3)	$80.8

3.	Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA
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

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Net income (loss)	$(197.1)	$(10.0)
Income tax benefit	(109.5)	(1.5)
Other non-operating income, net	(0.1)	(0.3)
Interest expense, net	7.1	9.2
Depreciation and amortization	37.3	41.0
Amortization of unfavorable leases and contracts	(1.4)	(1.4)
EBITDA	$(263.7)	$37.0
Restructuring charges - cost of sales	(0.4)	—
Restructuring charges	12.7	26.8
Asset impairments	136.3	—
Shareholder settlement	8.5	—
Adjusted EBITDA	$(106.6)	$63.8

4.	Non-GAAP operating income (loss)
Non-GAAP operating income (loss) is a non-GAAP measure defined as operating income (loss) excluding the impact of significant and unusual items which management believes are not necessarily reflective of operational performance during a period. Management finds the information useful when analyzing financial results in order to appropriately evaluate the performance of the business without the impact of significant and unusual items. In particular, management believes the consideration of measures that exclude such expenses can assist in the comparison of operational performance in different periods which may or may not include such expenses.

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Operating income (loss)	$(299.6)	$(2.6)
Restructuring charges - cost of sales	(0.4)	—
Restructuring charges	12.7	26.8
Asset impairments	136.3	—
Shareholder settlement	8.5	—
Non-GAAP operating income (loss)	$(142.5)	$24.2

RESULTS OF OPERATIONS
The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2020 Annual Report on Form 10-K. Same store sales are based on sales from stores which have been open for at least 12 months. Same store sales as presented below have not been adjusted for the closure period resulting from COVID-19 as described above. Same store sales also include eCommerce sales for the period and comparative figures from the anniversary of the launch of the relevant website.
Comparison of First Quarter Fiscal 2021 to Prior Year

•	Same store sales: Down 38.9%.

•	Total sales: $0.85 billion, decreased 40.5%.

•	Operating income (loss): $(299.6) million compared to $(2.6) million.

•	Diluted loss per share: $(3.96) compared to $(0.35) in prior year.

	First Quarter
	Fiscal 2021		Fiscal 2020
(in millions)	$	% of sales	$	% of sales
Sales	$852.1	100.0%	$1,431.7	100.0%
Cost of sales	(648.3)	(76.1)	(932.3)	(65.1)
Restructuring charges - cost of sales	0.4	—	—	—
Gross margin	204.2	24.0	499.4	34.9
Selling, general and administrative expenses	(358.4)	(42.1)	(475.2)	(33.2)
Credit transaction, net	—	—	—	—
Restructuring charges	(12.7)	(1.5)	(26.8)	(1.9)
Asset impairments	(136.3)	(16.0)	—	—
Other operating income, net	3.6	0.4	—	—
Operating income (loss)	(299.6)	(35.2)	(2.6)	(0.2)
Interest expense, net	(7.1)	(0.8)	(9.2)	(0.6)
Other non-operating income, net	0.1	—	0.3	—
Income (loss) before income taxes	(306.6)	(36.0)	(11.5)	(0.8)
Income tax benefit	109.5	12.9	1.5	0.1
Net income (loss)	$(197.1)	(23.1)%	$(10.0)	(0.7)%
Dividends on redeemable convertible preferred shares	(8.2)	nm	(8.2)	nm
Net income (loss) attributable to common shareholders	$(205.3)	(24.1)%	$(18.2)	(1.3)%

nm	Not meaningful.
First quarter sales
Signet's total sales decreased 40.5% to $0.85 billion in the 13 weeks ended May 2, 2020 compared to the prior year quarter. Total sales at constant exchange rates decreased 40.2%. Signet’s same store sales decreased 38.9%, compared to a decrease of 1.3% in the prior year quarter.
eCommerce sales in the first quarter were $164.7 million, up $10.4 million or 6.7%, compared to $154.3 million in the prior year quarter. eCommerce sales accounted for 19.3% of first quarter sales, up from 10.8% of total sales in the prior year first quarter. Brick and mortar same store sales decreased 44.7% from prior year first quarter.
The brick and mortar sales decline was primarily the result of the significant business disruption during the 13 weeks ended May 2, 2020 due to COVID-19 and the resulting temporary closures of all stores across the North America and International segments beginning in March 2020.

The breakdown of the sales performance by segment is set out in the table below:

	Change from previous year
First quarter of Fiscal 2021	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	(39.0)%	(0.9)%	(39.9)%	—%	(39.9)%	$781.1
International segment	(37.5)%	(2.0)%	(39.5)%	(2.3)%	(41.8)%	$64.9
Other(1)	nm	nm	nm	nm	nm	$6.1
Signet	(38.9)%	(1.3)%	(40.2)%	(0.3)%	(40.5)%	$852.1

(1)	Includes sales from Signet’s diamond sourcing initiative.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First Quarter	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
North America segment	$359	$384	(6.5)%	1.3%	(34.5)%	(2.3)%
International segment(3)	£150	£143	2.7%	0.2%	(41.2)%	(5.4)%

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

(3)	Amounts for the International segment are denominated in British pounds.
North America sales
The North America segment’s total sales were $0.78 billion compared to $1.30 billion in the prior year, or a decrease of 39.9%. Same store sales decreased 39.0% compared to a decrease of 0.9% in the prior year. North America’s ATV decreased 6.5%, while the number of transactions decreased 34.5%. The declines noted reflect the impact of the temporary closures of all North America stores beginning on March 23, 2020, as a result of COVID-19.
eCommerce sales increased 4.3%, while brick and mortar same store sales decreased 44.6%. Excluding the COVID-19 disruption of the Company’s James Allen New York distribution center, eCommerce sales increased 15.8%.
International sales
The International segment’s total sales decreased 41.8% to $64.9 million compared to $111.5 million in the prior year and decreased 39.5% at constant exchange rates. Same store sales decreased 37.5% compared to a decrease of 5.2% in the prior year. In the International segment, the ATV increased 2.7% year over year, while the number of transactions decreased 41.2%. The declines noted reflect the impact of the temporary closures of all UK stores beginning on March 24, 2020, as a result of COVID-19.
Cost of sales and gross margin
In the first quarter, gross margin was $204.2 million or 24.0% of sales compared to $499.4 million or 34.9% of sales in the prior year comparable period. The decline in gross margin rate was primarily driven by lower sales resulting from the temporary store closures stemming from COVID-19, which led to a deleveraging on fixed store occupancy costs. The rate decline was partially offset through transformation cost savings and lower occupancy costs inclusive of closed stores year over year.
Selling, general and administrative expenses (“SG&A”)
In the first quarter of Fiscal 2021, SG&A was $358.4 million or 42.1% of sales compared to $475.2 million or 33.2% of sales in prior year quarter. SG&A expense decreased primarily due to lower staff costs as a result of furloughed store and support center employees during the temporary store closures as well as lower variable compensation costs stemming from reduced sales. SG&A expense also reflects the temporary pay reductions of executives and lower advertising expenses.

Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, called “Signet Path to Brilliance” (the “Plan”), to, among other objectives, reposition the Company to be a share gaining, OmniChannel jewelry category leader. Restructuring charges of $12.7 million and $26.8 million were recognized in the 13 weeks ended May 2, 2020 and May 4, 2019, respectively, primarily related to store closures, severance costs, and professional fees for legal and consulting services related to the Plan.
Asset impairments
During the first quarter of Fiscal 2021, the Company recorded non-cash, pre-tax asset impairment charges of $136.3 million. The charge related to the impairment of goodwill, intangible assets and long-lived assets of $10.7 million, $83.3 million and $42.3 million, respectively, for the quarter ended May 2, 2020. See Notes 13 and 15 for additional information on the asset impairments.
Other operating income, net
During the first quarter of Fiscal 2021, other operating income, net, was $3.6 million primarily driven by the gains recognized as a result of the Company liquidating derivative financial instruments primarily related to forecasted commodity purchases that were deemed no longer effective in light of the economic circumstances altered by COVID-19. These gains were offset by a charge related to the proposed settlement of previously disclosed shareholder litigation matters. See Note 16 and Note 21 for additional information on these matters.
Operating income (loss)
In the first quarter of Fiscal 2021, operating income (loss) was $(299.6) million or (35.2)% of sales, compared to $(2.6) million or (0.2)% of sales in the prior year first quarter. The decrease in operating income (loss) reflects the impact of the temporary closures of all stores as a result of COVID-19, inclusive of impacts of lower sales and asset impairment charges offset by lower staff costs and other variable costs. Additionally, operating income (loss) was favorably impacted by the reduced occupancy costs, inclusive of closed stores year over year.
Signet’s operating income (loss) by segment for the first quarter is as follows:

	Fiscal 2021		Fiscal 2020
(in millions)	$	% of segment sales	$	% of segment sales
North America segment(1)	$(234.2)	(30.0)%	$48.1	3.7%
International segment(2)	(38.6)	(59.5)%	(8.0)	(7.2)%
Other(3)	(26.8)	nm	(42.7)	nm
Operating income (loss)	$(299.6)	(35.2)%	$(2.6)	(0.2)%

(1)
Operating income (loss) during the 13 weeks ended May 2, 2020 and May 4, 2019 includes a $0.4 million and $0.5 million benefit, respectively, recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities. Operating income (loss) during the 13 weeks ended May 2, 2020 includes charges of $8.9 million, primarily related to severance, store closure costs, and professional services recorded in conjunction with the Company’s restructuring activities. See Note 5 for additional information. Additionally, operating income (loss) during the 13 weeks ended May 2, 2020 includes asset impairment charges of $117.9 million. See Note 13 and Note 15 for additional information.

(2)
Operating income (loss) during the 13 weeks ended May 2, 2020 includes charges of $3.6 million, primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities. See Note 5 for additional information. Additionally, operating income (loss) during the 13 weeks ended May 2, 2020 includes asset impairment charges of $18.4 million. See Note 13 for additional information.

(3)
Operating income (loss) during the 13 weeks ended May 2, 2020 includes a charge of $8.5 million related to a proposed settlement of previously disclosed shareholder litigation matters. See Note 21 for additional information. Additionally, operating income (loss) during the 13 weeks ended May 2, 2020 and May 4, 2019 includes charges of $0.2 million and $27.3 million, respectively, primarily related to severance, store closure costs, and professional services recorded in conjunction with the Company’s restructuring activities. See Note 5 for additional information.

nm	Not meaningful.
Interest expense, net
In the first quarter of Fiscal 2021, net interest expense was $7.1 million compared to $9.2 million in the prior year first quarter. The reduction is primarily due to the favorable impact of lower average interest rates due to the debt refinancing during the third quarter of Fiscal 2020 partially offset by higher average borrowings compared to prior year first quarter.
Income taxes
In the first quarter of Fiscal 2021, the income tax benefit was $109.5 million, an effective tax rate (“ETR”) of 35.7%, compared to income tax expense of $1.5 million, an ETR of 13.0% in the prior year comparable period. The increase in the ETR is primarily due to the anticipated benefit of the CARES Act recognized in the first quarter of Fiscal 2021 offset by the unfavorable impact of the valuation allowance recorded against certain US and state deferred tax assets and the impairment of goodwill which was not deductible for tax purposes. Refer to Note 10 for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its ABL Revolving Facility (defined below). As of May 2, 2020, the Company had $1,066.6 million of cash and cash equivalents and $1,359.7 million of outstanding debt.
As a result of the business disruption created by COVID-19, including temporary closures of all Company stores, the Company aggressively reduced overall capital expenditures, prioritized digital investments to enhance its new and modernized eCommerce platform and provided a frictionless shopping experience for customers. This includes flexible fulfillment which unlocks store level inventory and enables buy online pick up in store. Inventory management continues to be a strategic focus for the Company. Transformational cost reductions beginning in the first quarter of Fiscal 2021 include the use of data and analytics to drive marketing efficiencies, significant reductions to discretionary spend, the implementation of temporary reduced work hours and furloughs across store and support center teams, and reduced cash compensation for executives and the Company’s Board of Directors. The Company also suspended its common dividend program and intends to pay its preferred dividends for the first and second quarter “in-kind”.
In addition, as a prudent measure to increase the Company’s financial flexibility and bolster its cash position, during the first quarter of Fiscal 2021, the Company elected to access an additional $900 million on the ABL Revolving Facility.
If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of May 2, 2020, the threshold related to the fixed coverage ratio was approximately $136 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of our other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.

The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL Revolving Facility will be sufficient to meet its ongoing business requirements, including funding working capital needs, projected investments (including capital expenditures) and debt service.
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
Signet derives most of its operating cash flows through the sale of merchandise and extended service plans. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by third-party credit or debit card. As further discussed in Note 11 of Item 1, the Company has outsourced its prime and non-prime credit portfolios, and it receives cash from its outsourced financing partners (net of applicable fees) within two days of the customer sale. Offsetting these receipts, the Company’s largest operating expenses are the purchase of inventory, store occupancy costs (including rent), and payroll and payroll-related benefits.
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2021 and Fiscal 2020:

	13 weeks ended
(in millions)	May 2, 2020	May 4, 2019
Net cash (used in) provided by operating activities	$(7.6)	$105.4
Net cash used in investing activities	(6.4)	(30.4)
Net cash provided by (used in) financing activities	714.0	(74.7)
Increase in cash and cash equivalents	$700.0	$0.3

Cash and cash equivalents at beginning of period	$374.5	$195.4
Increase in cash and cash equivalents	700.0	0.3
Effect of exchange rate changes on cash and cash equivalents	(7.9)	(0.6)
Cash and cash equivalents at end of period	$1,066.6	$195.1
Operating activities
Net cash used in operating activities was $7.6 million compared to net cash provided by operating activities of $105.4 million in the prior year comparable period, primarily due to the impacts of COVID-19 on the Company’s operating results and working capital.

•	Net loss was $197.1 million compared to net loss of $10.0 million in the prior year period, an increase of $187.1 million.

•
Net loss for the period was significantly impacted by non-cash changes in deferred tax liabilities, which increased $83.3 million compared to zero in the prior year period, and an increase in the income tax receivable of $192.7 million compared to cash used for income taxes of $2.7 million in the prior year. This was primarily the result of the net operating loss carried back and filed in the first quarter in accordance with the provisions of the CARES Act, offset by an increase in the valuation allowance related to certain deferred tax assets in the US. Refer to Note 10.

•	Non-cash impairment charges were $136.3 million compared to zero in the prior year period. See Note 13 for additional information regarding asset impairments.

•	Cash provided by other assets and other receivables was $72.4 million, compared to $28.1 million in the prior year period.

•	Cash used for inventory was $77.2 million compared to cash used of $7.8 million in the prior year comparable period.

•	Cash provided by changes in operating leases was $61.4 million in the first quarter, driven by the Company’s deferral of substantially all rent payments due in the months of April and May 2020.

Forward-Flow Receivables Outsourcing Agreement with Investors
In conjunction with the sale of the majority of Signet’s non-prime in-house accounts receivable to CarVal and Castlelake (collectively, the “Investors”), beginning in June 2018, the Investors began purchasing the majority of forward flow receivables of Signet’s non-prime credit from Signet for a five-year term. In Fiscal 2020, those forward flow receivables represented approximately 7% of Signet’s revenue. During Fiscal 2021, the 2018 agreements pertaining to the purchase of forward flow receivables were terminated and new agreements were executed with both Investors which will remain effective until June 2021, unless terminated earlier by either party pursuant to the terms of respective agreements. The new agreements provide that the Investors will continue to purchase add-on receivables created on existing customer accounts at a discount rate determined in accordance with the new agreements. Signet will retain forward flow non-prime receivables created for new customers, which are expected to represent less than 2.5% of Signet’s Fiscal 2021 revenue. The termination of the previous agreements has no effect on the receivables that were previously sold to the Investors prior to the termination, except that Signet agreed to extend the Investors’ payment obligation for the remaining 5% of the receivables previously purchased in June 2018 until the new agreements terminate. The Company’s agreement with the credit servicer Genesis Financial Solutions remains in place.
Investing activities
Net cash used in investing activities in the 13 weeks ended May 2, 2020 was $6.4 million compared to $30.4 million in the prior period. Cash used in each period was primarily for capital expenditures associated with new store and remodels of existing stores, as well as capital investments in IT. The decreased cash usage is primarily attributable to the Company’s expense reduction and cash management efforts in response to COVID-19 as discussed further above.
Stores opened and closed in the 13 weeks ended May 2, 2020:

Store count by banner	February 1, 2020	Openings	Closures	May 2, 2020
North America segment(1)	2,757	—	(21)	2,736
International segment(1)	451	—	(15)	436
Signet	3,208	—	(36)	3,172

(1)	The net change in selling square footage for Fiscal 2021 year to date for the North America and International segments was (0.9%) and (2.0%), respectively.
Financing activities
Net cash provided by financing activities in the 13 weeks ended May 2, 2020 was $714.0 million, comprised primarily of net borrowings of $746.0 million, partially offset by $27.1 million for dividend payments on common and preferred shares. See further information on debt movements below.
Net cash used in financing activities in the 13 weeks ended May 4, 2019 was $74.7 million, comprised primarily of $46.2 million for the repayments of bank overdrafts and the term loan under the prior credit facility, and $27.0 million for dividend payments on common and preferred shares.
Movement in cash and indebtedness
Cash and cash equivalents at May 2, 2020 were $1,066.6 million compared to $195.1 million as of May 4, 2019. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At May 2, 2020, Signet had $1,359.7 million of outstanding debt, comprised of $147.5 million of senior unsecured notes, $1,090.0 million on the ABL Revolving Facility, $100.0 million on the FILO Term Loan Facility, and $22.2 million of other loans and bank overdrafts. On March 19, 2020, as a prudent measure in response to COVID-19 to increase the Company’s financial flexibility and bolster its cash position, the Company elected to access $900 million on the $1.5 billion ABL Revolving Facility.
At May 4, 2019, Signet had $687.8 million of outstanding debt, comprised of $399.1 million of Senior Notes, $286.0 million on a term loan facility and $2.7 million of bank overdrafts. During the 13 weeks ended May 4, 2019, $8.9 million in principal payments were made on the term loan.
The Company had stand-by letters of credit outstanding of $14.9 million as of May 2, 2020 that reduces borrowing capacity under the ABL Revolving Facility.
Net debt was $291.6 million as of May 2, 2020 compared to $487.6 million as of May 4, 2019. Refer to the non-GAAP measures discussed above for the definition of net debt and reconciliation to its most comparable financial measure presented in accordance with GAAP.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of May 2, 2020 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 1, 2020 filed with the SEC on March 26, 2020.
SEASONALITY
Signet’s sales are seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales, with December being the highest volume month of the year. The “Holiday Season” consists of results for the months of November and December. As a result of our strategic credit outsourcing and transformation initiatives, we anticipate our operating profit will be almost entirely generated in the fourth quarter.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, leases, indefinite-lived intangible assets, depreciation and amortization of long-lived assets and accounting for business combinations. Management bases the estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on March 26, 2020.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The Company and certain of its subsidiaries, which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q, have guaranteed obligations under the 4.70% senior unsecured notes due in 2024 (the “Senior Notes”).
The Senior Notes were issued by Signet UK Finance plc (the “Issuer”). The Senior Notes rank senior to the Preferred Shares (as defined in Note 6) and Common Shares. The Senior Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing that indebtedness. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company, as the parent entity ( the “Parent”) of the Issuer, and certain of its subsidiary guarantors (each, a “Guarantor” and collectively, the “Guarantors”).
The Senior Notes are structurally subordinated to all existing and future debt and other liabilities, including trade payables, of our subsidiaries that do not guarantee the Senior Notes (the “Non-Guarantors”). The Non-Guarantors will have no obligation, contingent or otherwise, to pay amounts due under the Senior Notes or to make funds available to pay those amounts. Certain Non-Guarantors may be limited in their ability to remit funds to us by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.
The Guarantors jointly and severally irrevocably and unconditionally guarantee on a senior unsecured basis the performance and full and punctual payment when due of all obligations of Issuer, as defined in the Indenture, in accordance with the Senior Notes and the related Indentures, as supplemented, whether for payment of principal of or interest on the Senior Notes when due and any and all costs and expenses incurred by the trustee or any holder of the Senior Notes in enforcing any rights under the guarantees (collectively, the “Guarantees”). The Guarantees and Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions.
Although the Guarantees provide the holders of Senior Notes with a direct unsecured claim against the assets of the Guarantors, under U.S. federal bankruptcy law and comparable provisions of U.S. state fraudulent transfer laws, in certain circumstances a court could cancel a Guarantee and order the return of any payments made thereunder to the Guarantor or to a fund for the benefit of its creditors.
A court might take these actions if it found, among other things, that when the Guarantors incurred the debt evidenced by their Guarantee (i) they received less than reasonably equivalent value or fair consideration for the incurrence of the debt and (ii) any one of the following conditions was satisfied:

•	the Guarantor entity was insolvent or rendered insolvent by reason of the incurrence;

•	the Guarantor entity was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•	the Guarantor entity intended to incur or believed (or reasonably should have believed) that it would incur, debts beyond its ability to pay as those debts matured.

In applying the above factors, a court would likely find that a Guarantor did not receive fair consideration or reasonably equivalent value for its Guarantee, except to the extent that it benefited directly or indirectly from the issuance of the Senior Notes. The determination of whether a Guarantor was or was not rendered insolvent when it entered into its Guarantee will vary depending on the law of the jurisdiction being applied. Generally, an entity would be considered insolvent if the sum of its debts (including contingent or unliquidated debts) is greater than all of its assets at a fair valuation or if the present fair salable value of its assets is less than the amount that will be required to pay its probable liability on its existing debts, including contingent or unliquidated debts, as they mature.

If a court canceled a Guarantee, the holders of the Senior Notes would no longer have a claim against that Guarantor or its assets.
Each Guarantee is limited, by its terms, to an amount not to exceed the maximum amount that can be guaranteed by the applicable Guarantor without rendering the Guarantee, as it relates to that Guarantor, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally.
Each Guarantor is a consolidated subsidiary of Parent at the date of each balance sheet presented. The following tables present summarized financial information for Parent, Issuer, and the Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among Parent, Issuer, and the Guarantors and (ii) equity in earnings from and investments in any Non-Guarantor.

	Summarized Balance Sheets
(in millions)	May 2, 2020	February 1, 2020
Total current assets	$4,389.5	$3,421.6
Total non-current assets	2,735.1	3,009.7
Total current liabilities	2,245.4	2,119.2
Total non-current liabilities	4,852.3	4,054.9
Redeemable preferred stock	617.4	617.0
Total due from Non-Guarantors (1)	600.5	573.2
Total due to Non-Guarantors (1)	1,902.2	1,825.8

(1)	Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	13 weeks ended	Year Ended
(in millions)	May 2, 2020	February 1, 2020
Sales	$800.5	$5,656.3
Gross margin	193.1	2,061.2
Income (loss) before income taxes (2)	(318.1)	1,437.8
Net income (2)	(209.0)	1,416.2

(2)
Includes expense from intercompany transactions with Non-Guarantors of $21.1 million for the 13 weeks ended May 2, 2020, and income of $1.4 billion for the year ended February 1, 2020. Intercompany transactions primarily include intercompany dividends and interest.

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
Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
Signet’s market risk management policy as of May 2, 2020 has changed since February 1, 2020 as a result of the Company canceling its commodity contracts, as discussed further in Note 16. The Company is still generally exposed to foreign currency exchange rate risk, commodity price risk, and interest rate risk as disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 26, 2020.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 2, 2020.
Changes in Internal Control over Financial Reporting
During the first quarter of Fiscal 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 21 of the Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The Company is supplementing the risk factors previously disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended February 1, 2020 with the following risk factor, which should be read in conjunction with the other risk factors presented in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 that was filed with the SEC on March 26, 2020.

The recent outbreak of COVID-19 has had a significant adverse impact on the Company’s business to date in Fiscal 2021, and this outbreak, as well as other public health crises or disease outbreaks, epidemics or pandemics, has and could continue to adversely impact Signet’s business, financial condition, results of operations and cash flows and has or could exacerbate other risk factors.

A public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19, or the threat or fear of such event, has been and could continue to adversely impact the Company’s business. COVID-19 has significantly impacted consumer traffic and the Company’s retail sales, based on the perceived public health risk and government imposed quarantines and restrictions of public gatherings and commercial activity to contain spread of the virus. Effective March 23, 2020, the Company temporarily closed all of its stores in North America, its diamond operations in New York and its support centers in the United States, and effective March 24, 2020, temporarily closed all of its stores in the UK. The growth in our eCommerce business was disrupted to some extent by the shutdown of the New York diamond operations. There is no guarantee that our eCommerce business will not be further impacted if the recent economic downturn continues or deteriorates further due to the COVID-19 pandemic, and additional federal or state mandates ordering the shutdown of additional non-essential businesses. Further, we have and may continue to record non-cash asset impairment charges, which may affect our operating results under US GAAP.

While we have begun to re-open stores in specific locations consistent with government guidelines, in connection with the widespread protests across the country and out of concern for the wellbeing of its customers and employees, the Company again temporarily closed a small percentage of its stores. Additionally, there is significant uncertainty around our customers’ willingness to visit retail stores even after they are reopened. Further, while we have implemented strict safety protocols in stores that we have re-opened, there is no guarantee that such protocols will be effective or be perceived as effective, and any virus-related illnesses linked or alleged to be linked to our stores, whether accurate or not, may negatively affect our reputation, operating results and/or financial condition. The COVID-19 pandemic also has disrupted the Company’s global supply chain, and may cause additional disruptions to operations, including increased costs of production and distribution. In addition, there could be further adverse impacts if employees of the Company become sick, continue to be quarantined, or are otherwise limited in their ability to work at Company locations or travel.

The uncertainty around the duration of business disruptions, the possibility of additional periods of increases or spikes in the number of COVID-19 cases; pace of the recovery when the pandemic subsides; and the extent of the spread of the virus in the United States and to other areas of the world, could continue to adversely impact the national or global economy and negatively impact consumer spending, particularly discretionary spending, and our stock price. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results, our level of indebtedness and covenant compliance, our ability to raise additional capital, our ability to execute our business plans, our access to and cost of financing, our lease obligations and relationships with our landlords, asset impairments, and our ability to execute and capitalize on our strategies. The full extent of COVID-19 on the Company’s operations, financial performance, and liquidity, depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions and the actions to contain the virus or treat its impact, among others.

To the extent that COVID-19 has affected and continues to adversely affect the U.S. and global economy, our business, results of operations, cash flows, or financial condition, it has heightened, and may continue to heighten, other risks described in the “Risk Factors” section in our annual report on Form 10-K for the year ended February 1, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities

The following table contains the Company’s repurchases of equity securities in the first quarter of Fiscal 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 2, 2020 to February 29, 2020	126	$24.68	—	$165,586,651
March 1, 2020 to March 28, 2020	—	$—	—	$165,586,651
March 29, 2020 to May 2, 2020	53,282	$7.42	—	$165,586,651
Total	53,408	$7.46	—	$165,586,651

(1)
Includes 53,408 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.

(2)
In June 2017, the Board of Directors authorized the repurchase of up to $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits(1)

22.1*	List of Subsidiary Guarantors

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Signet Jewelers Limited

Date:	June 30, 2020	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial Officer (Principal Financial Officer)