Form 10-Q
period 2020-10-31
SIGNET JEWELERS LTD
filed 2020-12-03
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2020 or

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
Common Shares, $0.18 par value, 52,338,811 shares as of November 27, 2020

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019	Notes
Sales	$1,300.3	$1,187.7	$3,040.4	$3,983.8	3
Cost of sales	(863.8)	(818.6)	(2,176.0)	(2,652.2)
Restructuring charges - cost of sales	(2.0)	(1.4)	(1.4)	(5.8)	5
Gross margin	434.5	367.7	863.0	1,325.8
Selling, general and administrative expenses	(389.3)	(398.4)	(1,013.6)	(1,285.0)
Restructuring charges	(3.6)	(9.2)	(45.2)	(59.4)	5
Asset impairments	(1.5)	—	(158.1)	(47.7)	13
Other operating income (loss)	(0.4)	—	4.3	1.4
Operating income (loss)	39.7	(39.9)	(349.6)	(64.9)	4
Interest expense, net	(9.1)	(8.6)	(25.6)	(27.9)
Other non-operating income, net	—	7.0	0.3	7.5
Income (loss) before income taxes	30.6	(41.5)	(374.9)	(85.3)
Income taxes	(21.3)	6.0	105.4	3.7	10
Net income (loss)	$9.3	$(35.5)	$(269.5)	$(81.6)
Dividends on redeemable convertible preferred shares	(8.4)	(8.2)	(24.9)	(24.6)	7
Net income (loss) attributable to common shareholders	$0.9	$(43.7)	$(294.4)	$(106.2)

Earnings (loss) per common share:
Basic	$0.02	$(0.84)	$(5.67)	$(2.05)	8
Diluted	$0.02	$(0.84)	$(5.67)	$(2.05)	8
Weighted average common shares outstanding:
Basic	52.1	51.8	51.9	51.7	8
Diluted	53.4	51.8	51.9	51.7	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	October 31, 2020			November 2, 2019
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$9.3			$(35.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.8)	—	(2.8)	19.9	—	19.9
Available-for-sale securities:
Unrealized gain (loss)	(0.1)	—	(0.1)	(0.6)	0.2	(0.4)
Reclassification adjustment for (gains) losses to net income	—	—	—	1.0	—	1.0
Cash flow hedges:
Unrealized gain (loss)	—	—	—	3.4	(1.0)	2.4
Reclassification adjustment for (gains) losses to net income	(1.8)	(0.1)	(1.9)	(0.5)	0.1	(0.4)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial (gains) losses	0.1	—	0.1	0.3	—	0.3
Reclassification adjustment to net income for amortization of net prior service credits	0.4	(0.1)	0.3	—	—	—
Total other comprehensive income (loss)	$(4.2)	$(0.2)	$(4.4)	$23.5	$(0.7)	$22.8
Total comprehensive income (loss)			$4.9			$(12.7)

	39 weeks ended
	October 31, 2020			November 2, 2019
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$(269.5)			$(81.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11.1)	—	(11.1)	(6.1)	—	(6.1)
Available-for-sale securities:
Unrealized gain (loss)	0.3	—	0.3	(0.3)	0.1	(0.2)
Reclassification adjustment for (gains) losses to net income	—	—	—	1.0	—	1.0
Cash flow hedges:
Unrealized gain (loss)	0.2	—	0.2	11.5	(2.9)	8.6
Reclassification adjustment for (gains) losses to net income	(13.4)	2.6	(10.8)	(1.0)	0.2	(0.8)
Pension plan:
Reclassification adjustment to net income for amortization of actuarial (gains) losses	0.2	—	0.2	0.9	(0.1)	0.8
Reclassification adjustment to net income for amortization of net prior service credits	0.7	(0.1)	0.6	—	—	—
Total other comprehensive income (loss)	$(23.1)	$2.5	$(20.6)	$6.0	$(2.7)	$3.3
Total comprehensive income (loss)			$(290.1)			$(78.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	October 31, 2020	February 1, 2020	November 2, 2019	Notes
Assets
Current assets:
Cash and cash equivalents	$1,332.6	$374.5	$188.6
Accounts receivable, net	58.3	38.8	20.8	11
Other current assets	228.6	403.5	207.2
Income taxes	111.1	6.3	2.7
Inventories, net	2,174.0	2,331.7	2,519.4	12
Total current assets	3,904.6	3,154.8	2,938.7
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $1,167.7, $1,064.7 and $1,337.1, respectively	612.6	741.9	751.2
Operating lease right-of-use assets	1,395.4	1,683.3	1,684.0	14
Goodwill	238.0	248.8	248.8	15
Intangible assets, net	178.8	263.8	264.2	15
Other assets	189.5	201.8	196.4
Deferred tax assets	13.6	4.7	18.3
Total assets	$6,532.5	$6,299.1	$6,101.6
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$3.6	$95.6	$5.0	18
Accounts payable	558.4	227.9	333.9
Accrued expenses and other current liabilities	500.0	697.0	434.6
Deferred revenue	258.5	266.2	267.3	3
Operating lease liabilities	379.0	338.2	324.9	14
Income taxes	32.0	27.7	17.4
Total current liabilities	1,731.5	1,652.6	1,383.1
Non-current liabilities:
Long-term debt	1,036.2	515.9	788.8	18
Operating lease liabilities	1,190.3	1,437.7	1,448.9	14
Other liabilities	97.3	116.6	120.4
Deferred revenue	764.3	731.5	693.2	3
Deferred tax liabilities	163.1	5.2	—
Total liabilities	4,982.7	4,459.5	4,434.4
Commitments and contingencies				21
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (February 1, 2020 and November 2, 2019: 0.625 shares outstanding)	633.9	617.0	616.5	6
Shareholders’ equity:
Common shares of $.18 par value: authorized 500 shares, 52.3 shares outstanding (February 1, 2020 and November 2, 2019: 52.3 outstanding)	12.6	12.6	12.6
Additional paid-in capital	254.1	245.4	242.3
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 17.7 shares (February 1, 2020 and November 2, 2019: 17.7 shares)	(980.4)	(984.9)	(984.8)
Retained earnings	1,943.6	2,242.9	2,079.7
Accumulated other comprehensive loss	(314.4)	(293.8)	(299.5)	9
Total shareholders’ equity	915.9	1,222.6	1,050.7
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,532.5	$6,299.1	$6,101.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(in millions)	October 31, 2020	November 2, 2019
Cash flows from operating activities
Net income (loss)	$(269.5)	$(81.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	130.3	129.5
Amortization of unfavorable leases and contracts	(4.1)	(4.1)
Share-based compensation	9.6	13.0
Deferred taxation	149.1	(0.4)
Asset impairments	158.1	47.7
Restructuring charges	13.2	17.9
Other non-cash movements	1.7	(9.4)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19.9)	2.7
Decrease in other assets and other receivables	188.2	4.0
Decrease (increase) in inventories	151.1	(133.0)
Increase in accounts payable	325.2	183.7
Decrease in accrued expenses and other liabilities	(192.5)	(30.5)
Change in operating lease assets and liabilities	43.9	(8.0)
Increase (decrease) in deferred revenue	25.2	(6.3)
Changes in income tax receivable and payable	(99.7)	(7.6)
Pension plan contributions	(3.2)	(4.1)
Net cash provided by operating activities	606.7	113.5
Investing activities
Purchase of property, plant and equipment	(41.1)	(95.3)
Purchase of available-for-sale securities	—	(11.7)
Proceeds from sale of available-for-sale securities	3.4	7.1
Net cash used in investing activities	(37.7)	(99.9)
Financing activities
Dividends paid on common shares	(19.3)	(58.0)
Dividends paid on redeemable convertible preferred shares	(7.8)	(23.4)
Proceeds from term loans	—	100.0
Repayments of term loans	—	(294.9)
Settlement of senior notes, including third party fees	—	(240.9)
Proceeds from revolving credit facilities	900.0	562.0
Repayments of revolving credit facilities	(380.0)	(19.0)
Payment of debt issuance costs	—	(7.3)
Decrease of bank overdrafts	(84.2)	(35.0)
Other financing activities	(13.6)	1.0
Net cash provided by (used in) financing activities	395.1	(15.5)
Cash and cash equivalents at beginning of period	374.5	195.4
Increase (decrease) in cash and cash equivalents	964.1	(1.9)
Effect of exchange rate changes on cash and cash equivalents	(6.0)	(4.9)
Cash and cash equivalents at end of period	$1,332.6	$188.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2020	$12.6	$245.4	$0.4	$(984.9)	$2,242.9	$(293.8)	$1,222.6
Net income (loss)	—	—	—	—	(197.1)	—	(197.1)
Other comprehensive income (loss)	—	—	—	—	—	(34.0)	(34.0)
Dividends declared:
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity-based awards	—	(0.4)	—	(0.3)	(0.2)	—	(0.9)
Share-based compensation expense	—	1.4	—	—	—	—	1.4
Balance at May 2, 2020	$12.6	$246.4	$0.4	$(985.2)	$2,037.4	$(327.8)	$983.8
Net income (loss)	—	—	—	—	(81.7)	—	(81.7)
Other comprehensive income (loss)	—	—	—	—	—	17.8	17.8
Dividends declared:
Preferred shares, $12.66/share	—	—	—	—	(8.3)	—	(8.3)
Net settlement of equity based awards	—	(0.5)	—	4.1	(3.7)	—	(0.1)
Share-based compensation expense	—	4.9	—	—	—	—	4.9
Balance at August 1, 2020	$12.6	$250.8	$0.4	$(981.1)	$1,943.7	$(310.0)	$916.4
Net income (loss)	—	—	—	—	9.3	—	9.3
Other comprehensive income (loss)	—	—	—	—	—	(4.4)	(4.4)
Dividends declared:
Preferred shares, $12.81/share	—	—	—	—	(8.4)	—	(8.4)
Net settlement of equity based awards	—	—	—	0.7	(1.0)	—	(0.3)
Share-based compensation expense	—	3.3	—	—	—	—	3.3
Balance at October 31, 2020	$12.6	$254.1	$0.4	$(980.4)	$1,943.6	$(314.4)	$915.9

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 2, 2019	$12.6	$236.5	$0.4	$(1,027.3)	$2,282.2	$(302.8)	$1,201.6
Net income (loss)	—	—	—	—	(10.0)	—	(10.0)
Other comprehensive income (loss)	—	—	—	—	—	(5.1)	(5.1)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.3)	—	(19.3)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity-based awards	—	(7.8)	—	27.5	(21.3)	—	(1.6)
Share-based compensation expense	—	4.0	—	—	—	—	4.0
Balance at May 4, 2019	$12.6	$232.7	$0.4	$(999.8)	$2,223.4	$(307.9)	$1,161.4
Net income (loss)	—	—	—	—	(36.1)	—	(36.1)
Other comprehensive income (loss)	—	—	—	—	—	(14.4)	(14.4)
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.3)	—	(19.3)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity based awards	—	(0.7)	—	6.8	(5.6)	—	0.5
Share-based compensation expense	—	4.3	—	—	—	—	4.3
Balance at August 3, 2019	$12.6	$236.3	$0.4	$(993.0)	$2,154.2	$(322.3)	$1,088.2
Net income (loss)	—	—	—	—	(35.5)	—	(35.5)
Other comprehensive income (loss)	—	—	—	—	—	22.8	22.8
Dividends declared:
Common shares, $0.37/share	—	—	—	—	(19.4)	—	(19.4)
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity based awards	—	1.3	—	8.2	(11.4)	—	(1.9)
Share-based compensation expense	—	4.7	—	—	—	—	4.7
Balance at November 2, 2019	$12.6	$242.3	$0.4	$(984.8)	$2,079.7	$(299.5)	$1,050.7
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
Signet’s business is seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales as well as accounts for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
The Company has evaluated and determined that there were no additional events or transactions subsequent to October 31, 2020 for potential recognition or disclosure through the date the condensed consolidated interim financial statements were issued.
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
Effective March 23, 2020, the Company temporarily closed all of its stores in North America, its diamond operations in New York and its support centers in the US. Additionally, effective March 24, 2020, the Company temporarily closed all of its stores in the UK. The COVID-19 pandemic has also disrupted the Company’s global supply chain, including the temporary closure of the Company’s diamond polishing operations in Botswana, and may cause additional disruptions to operations if employees of the Company become sick, are quarantined, or are otherwise limited in their ability to work at Company locations or travel for business. The Company continued to fill e-commerce orders during the temporary closure period of all stores. Beginning in the second quarter, the Company began a measured approach to re-opening its stores, and by the end of the third quarter had re-opened substantially all of its stores. At the beginning of November 2020, the UK re-established mandated temporary closure of non-essential businesses, which is currently expected to continue for four weeks until early December 2020.
In addition, as a result of the uncertainty surrounding the impacts of COVID-19, beginning in March 2020, there was a significant decline in all major domestic and global financial market indicators. The Company’s share price and market capitalization significantly declined during the first half of Fiscal 2021 and while there has been substantial recovery, the sustainability of this recovery is still unpredictable in light of the current economic conditions and risks to the retail markets from COVID-19.
The full extent and duration of the impact of COVID-19 on the Company’s operations and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and possible resurgence of the pandemic, its impact on capital and financial markets on a macro-scale and the actions to contain the virus or mitigate its impact, among others. While the full extent of the impact of COVID-19 is currently unknown, it had a significant impact on Signet’s results of operations and cash flows during the first half of Fiscal 2021. However, management currently believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the 12 months following the date of this report.
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
Use of estimates
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and as a result of the above noted risks associated with COVID-19, it is reasonably possible that those estimates will change in the near term and the effect could be material. Estimates and assumptions are primarily made in relation to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, leases, asset impairments for goodwill, indefinite-lived intangible and long-lived assets and the depreciation and amortization of long-lived assets.
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2021 and Fiscal 2020 refer to the 52 week periods ending January 30, 2021 and February 1, 2020, respectively. Within these condensed consolidated financial statements, the third quarter of the relevant fiscal years 2021 and 2020 refer to the 13 weeks ended October 31, 2020 and November 2, 2019, respectively.
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

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, issued June 2016.
Requires entities to measure and recognize expected credit losses for financial assets measured at amortized cost basis. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts of expected losses over the remaining contractual life that affect collectability. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations upon adoption; however, this ASU impacts the accounting for expected credit losses on the Company’s non-prime customer in-house finance receivables (as discussed in Note 11).

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to reduce complexity in the accounting for income taxes while maintaining or improving the usefulness of information provided to financial statement users. The guidance amends certain existing provisions under ASC 740 to address a number of distinct items. This standard is effective for public companies in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company has elected to early adopt this ASU effective August 2, 2020 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations upon adoption.

New accounting pronouncements issued but not yet adopted
There are no new accounting pronouncements issued that are expected to be applicable to the Company in future periods.

3. Revenue recognition
The following tables provide the Company’s revenue, disaggregated by banner, major product and channel, for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019:

	13 weeks ended October 31, 2020				13 weeks ended November 2, 2019
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$490.5	$—	$—	$490.5	$469.5	$—	$—	$469.5
Zales	251.4	—	—	251.4	223.0	—	—	223.0
Jared	232.7	—	—	232.7	211.3	—	—	211.3
Piercing Pagoda	93.7	—	—	93.7	68.3	—	—	68.3
James Allen	76.6	—	—	76.6	60.8	—	—	60.8
Peoples	37.8	—	—	37.8	37.8	—	—	37.8
International segment	—	106.9	—	106.9	—	106.4	—	106.4
Other(1)	—	—	10.7	10.7	—	—	10.6	10.6
Total sales	$1,182.7	$106.9	$10.7	$1,300.3	$1,070.7	$106.4	$10.6	$1,187.7

	39 weeks ended October 31, 2020				39 weeks ended November 2, 2019
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$1,149.0	$—	$—	$1,149.0	$1,581.3	$—	$—	$1,581.3
Zales	618.8	—	—	618.8	791.5	—	—	791.5
Jared	546.6	—	—	546.6	720.9	—	—	720.9
Piercing Pagoda	204.4	—	—	204.4	225.1	—	—	225.1
James Allen	184.7	—	—	184.7	166.4	—	—	166.4
Peoples	83.3	—	—	83.3	126.8	—	—	126.8
International segment	—	232.8	—	232.8	—	331.8	—	331.8
Other(1)	—	—	20.8	20.8	—	—	40.0	40.0
Total sales	$2,786.8	$232.8	$20.8	$3,040.4	$3,612.0	$331.8	$40.0	$3,983.8

(1)     Includes sales from Signet’s diamond sourcing initiative.

	13 weeks ended October 31, 2020				13 weeks ended November 2, 2019
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$564.5	$48.0	$—	$612.5	$499.3	$43.9	$—	$543.2
Fashion	400.7	19.5	—	420.2	342.4	21.3	—	363.7
Watches	33.6	33.4	—	67.0	41.2	35.5	—	76.7
Other(1)	183.9	6.0	10.7	200.6	187.8	5.7	10.6	204.1
Total sales	$1,182.7	$106.9	$10.7	$1,300.3	$1,070.7	$106.4	$10.6	$1,187.7

	39 weeks ended October 31, 2020				39 weeks ended November 2, 2019
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$1,295.7	$104.9	$—	$1,400.6	$1,654.3	$139.8	$—	$1,794.1
Fashion	993.1	44.8	—	1,037.9	1,245.2	64.9	—	1,310.1
Watches	81.9	73.3	—	155.2	142.4	108.8	—	251.2
Other(1)	416.1	9.8	20.8	446.7	570.1	18.3	40.0	628.4
Total sales	$2,786.8	$232.8	$20.8	$3,040.4	$3,612.0	$331.8	$40.0	$3,983.8
(1)     Other revenue primarily includes gift, beads and other miscellaneous jewelry sales, repairs, service plan and other miscellaneous non-jewelry sales.

	13 weeks ended October 31, 2020				13 weeks ended November 2, 2019
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$963.7	$87.1	$—	$1,050.8	$943.9	$93.9	$—	$1,037.8
E-commerce	219.0	19.8	—	238.8	126.8	12.5	—	139.3
Other (1)	—	—	10.7	10.7	—	—	10.6	10.6
Total sales	$1,182.7	$106.9	$10.7	$1,300.3	$1,070.7	$106.4	$10.6	$1,187.7

	39 weeks ended October 31, 2020				39 weeks ended November 2, 2019
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$2,170.2	$175.8	$—	$2,346.0	$3,198.4	$294.9	$—	$3,493.3
E-commerce	616.6	57.0	—	673.6	413.6	36.9	—	450.5
Other (1)	—	—	20.8	20.8	—	—	40.0	40.0
Total sales	$2,786.8	$232.8	$20.8	$3,040.4	$3,612.0	$331.8	$40.0	$3,983.8
(1)     Includes sales from Signet’s diamond sourcing initiative.
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
Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred selling costs related to the Company’s warranty programs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred selling costs was $8.5 million and $16.0 million during the 13 and 39 weeks ended October 31, 2020, respectively, and $8.4 million and $25.8 million during the 13 and 39 weeks ended November 2, 2019, respectively.
Unamortized deferred selling costs as of October 31, 2020, February 1, 2020 and November 2, 2019 were as follows:

(in millions)	October 31, 2020	February 1, 2020	November 2, 2019
Other current assets	$24.0	$23.6	$23.5
Other assets	81.7	80.0	76.1
Total deferred selling costs	$105.7	$103.6	$99.6
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
Consignment inventory sales
Sales of consignment inventory are accounted for on a gross sales basis. The Company maintains control of the merchandise through the point of sale and provides independent advice, guidance and after-sales services to customers. The products sold from consignment inventory are indistinguishable from other products that are sold to customers and are sold on the same terms. Supplier products are selected at the discretion of the Company. The Company is responsible for determining the selling price and physical security of the products.

Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions as follows:

(in millions)	October 31, 2020	February 1, 2020	November 2, 2019
ESP deferred revenue	$983.2	$960.0	$919.5
Voucher promotions and other	39.6	37.7	41.0
Total deferred revenue	$1,022.8	$997.7	$960.5

Disclosed as:
Current liabilities	$258.5	$266.2	$267.3
Non-current liabilities	764.3	731.5	693.2
Total deferred revenue	$1,022.8	$997.7	$960.5

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
ESP deferred revenue, beginning of period	$990.5	$930.2	$960.0	$927.6
Plans sold(1)	83.8	78.0	193.2	264.5
Revenue recognized(2)	(91.1)	(88.7)	(170.0)	(272.6)
ESP deferred revenue, end of period	$983.2	$919.5	$983.2	$919.5
(1)    Includes impact of foreign exchange translation.
(2)    During the 13 and 39 weeks ended October 31, 2020, the Company recognized sales of $61.6 million and $115.8 million, respectively, related to deferred revenue that existed at February 1, 2020 in respect to ESP. Additionally, no ESP revenue was recognized beginning on March 23, 2020 due to the temporary closure of the Company’s stores and service centers as a result of COVID-19. As the Company began reopening stores and service centers during the second quarter of Fiscal 2021, the Company resumed recognizing service revenue as it fulfilled its performance obligations under the ESP.
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
The Other reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Sales:
North America segment	$1,182.7	$1,070.7	$2,786.8	$3,612.0
International segment	106.9	106.4	232.8	331.8
Other segment	10.7	10.6	20.8	40.0
Total sales	$1,300.3	$1,187.7	$3,040.4	$3,983.8

Operating income (loss):
North America segment (1)	$52.9	$(10.7)	$(238.3)	$29.4
International segment (2)	1.6	(5.9)	(52.6)	(16.5)
Other segment (3)	1.3	(1.5)	0.8	(14.4)
Corporate and unallocated expenses (4)	(16.1)	(21.8)	(59.5)	(63.4)
Total operating income (loss)	39.7	(39.9)	(349.6)	(64.9)
Interest expense	(9.1)	(8.6)	(25.6)	(27.9)
Other non-operating income, net	—	7.0	0.3	7.5
Income (loss) before income taxes	$30.6	$(41.5)	$(374.9)	$(85.3)

(1)    Operating income (loss) during the 13 and 39 weeks ended October 31, 2020 includes a $2.2 million and $1.6 million charge, respectively, related to inventory charges recorded in conjunction with the Company’s restructuring activities. Additionally, operating income (loss) during the 13 and 39 weeks ended October 31, 2020 includes charges of $0.7 million and $37.3 million, respectively, primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 13 and 39 weeks ended October 31, 2020 also includes asset impairment charges of $1.5 million and $136.9 million, respectively. Operating income (loss) during the 39 weeks ended November 2, 2019 includes a $47.7 million out-of-period goodwill adjustment. In addition, operating income (loss) during the 13 and 39 weeks ended November 2, 2019 includes $1.4 million and $2.6 million, respectively, related to inventory charges recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 13 and 39 weeks ended November 2, 2019 includes $5.5 million and $37.7 million, respectively, primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities. See Note 5, Note 13, and Note 15 for additional information.
(2)    Operating income (loss) during the 13 and 39 weeks ended October 31, 2020 includes charges of $3.0 million and $7.6 million, respectively, related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities. Additionally, operating income (loss) during the 39 weeks ended October 31, 2020 includes asset impairment charges of $21.2 million. Operating income (loss) during the 13 and 39 weeks ended November 2, 2019 includes $0.8 million and $2.4 million, respectively, primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities. See Note 5, Note 13, and Note 15 for additional information.
(3)    Operating income (loss) during the 13 and 39 weeks ended October 31, 2020 includes a $0.2 million and $0.2 million benefit, respectively, recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities. Operating income (loss) during the 39 weeks ended November 2, 2019 includes charges of $3.2 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. See Note 5 for additional information.
(4)    Operating income (loss) during the 39 weeks ended October 31, 2020 includes a net charge of $7.5 million related to the settlement of previously disclosed shareholder litigation matters, inclusive of expected insurance proceeds. Operating income (loss) during the 13 and 39 weeks ended October 31, 2020 includes a credit of $0.1 million and net charge of $0.3 million, respectively, primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 13 and 39 weeks ended November 2, 2019 include charges of $2.9 million and $19.3 million, respectively, related to charges recorded in conjunction with the Company’s restructuring activities. See Note 5 and Note 21 for additional information.
5. Restructuring Plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share-gaining, OmniChannel jewelry category leader. The Plan was originally expected to result in pre-tax charges in the range of $200 million - $220 million over the duration of the plan of which $105 million - $115 million were expected to be cash charges. To date the Company has incurred charges of $252 million under the Plan, including $124 million in non-cash charges, which have exceeded the original estimates of the Plan based primarily on certain accelerated actions during Fiscal 2021, specifically as it relates to the optimization of its real estate footprint and the right-sizing of staffing at its stores and support centers. The remaining costs expected to be incurred under the Plan are $8 million - $12 million, of which $7 million - $10 million are expected to be cash charges.
Restructuring charges and other Plan related costs of $5.6 million and $46.6 million were recognized in the 13 and 39 weeks ended October 31, 2020, respectively, primarily related to store closure costs (including non-cash accelerated depreciation on property and equipment), severance costs and professional fees for legal and consulting services.

Restructuring charges and other Plan related costs are classified in the condensed consolidated statements of operations as follows:

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Inventory charges	Restructuring charges - cost of sales	$2.0	$1.4	$1.4	$5.8
Other Plan related expenses	Restructuring charges	3.6	9.2	45.2	59.4
Total Signet Path to Brilliance Plan expenses		$5.6	$10.6	$46.6	$65.2

The composition of the restructuring charges the Company incurred during the 13 and 39 weeks ended October 31, 2020, as well as the cumulative amount incurred under the Plan through October 31, 2020, were as follows:

	13 weeks ended	39 weeks ended	Cumulative amount
(in millions)	October 31, 2020	October 31, 2020	October 31, 2020
Inventory charges	$2.0	$1.4	$72.8
Termination benefits	2.3	25.4	51.2
Store closure and other costs	1.3	19.8	127.6
Total Signet Path to Brilliance Plan expenses	$5.6	$46.6	$251.6
The following table summarizes the activity related to the Plan liabilities for Fiscal 2021:

(in millions)	Termination benefits	Store closure and other costs	Consolidated
Balance at February 1, 2020	$2.0	$10.4	$12.4
Payments and other adjustments	(19.2)	(24.6)	(43.8)
Charged to expense	25.4	21.2	46.6
Balance at October 31, 2020	$8.2	$7.0	$15.2
6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Redeemable Convertible Preference Shares (“Preferred Shares”) to certain affiliates of Leonard Green & Partners, L.P., for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears either in cash or by increasing the stated value of the Preferred Shares. The Company declared the Preferred Share dividend during the first, second and third quarter of Fiscal 2021 payable “in-kind” by increasing the Stated Value of the Preferred Shares. The Stated Value of the Preferred Shares increased by $12.66 per share during the third quarter of Fiscal 2021, and increased by $12.81 per share subsequent to the end of the third quarter of Fiscal 2021, all of which will become payable upon liquidation of the Preferred Shares. Refer to Note 7 for additional discussion of the Company’s dividends on Preferred Shares.

(in millions, except conversion rate and conversion price)	October 31, 2020	February 1, 2020	November 2, 2019
Conversion rate	12.2297	12.2297	12.0578
Conversion price	$81.7682	$81.7682	$82.9339
Potential impact of preferred shares if-converted to common shares	7.8	7.6	7.5
Liquidation preference	$648.7	$632.8	$632.8
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the Preferred Shares carrying value and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $6.9 million as of October 31, 2020 (February 1, 2020 and November 2, 2019: $5.7 million and $5.2 million, respectively).
Accretion of $0.4 million and $1.2 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 and 39 weeks ended October 31, 2020, respectively ($0.4 million and $1.2 million for the 13 and 39 weeks ended November 2, 2019, respectively).

7. Shareholders’ equity
As a result of COVID-19, Signet’s Board of Directors has elected to temporarily suspend the dividend program on common shares and has elected to pay the quarterly dividend declared on its Preferred Shares “in-kind” for the first three quarters of Fiscal 2021.
Dividends on common shares
Dividends declared on common shares during the 39 weeks ended October 31, 2020 and November 2, 2019 were as follows:

	Fiscal 2021		Fiscal 2020
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.00	$—	$0.37	$19.3
Second quarter	0.00	—	0.37	19.3
Third quarter (1)	0.00	—	0.37	19.4
Total	$0.00	$—	$1.11	$58.0
(1)    Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of November 2, 2019, $19.4 million, was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the third quarter of Fiscal 2020.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 39 weeks ended October 31, 2020 and November 2, 2019 were as follows:

	Fiscal 2021		Fiscal 2020
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$12.50	$7.8	$12.50	$7.8
Second quarter	12.66	7.9	12.50	7.8
Third quarter (1)	12.81	8.0	12.50	7.8
Total	$37.97	$23.7	$37.50	$23.4
(1)    Signet’s Preferred Shares dividends result in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 31, 2020 and November 2, 2019, $8.0 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the dividends on the Preferred Shares declared for the third quarter of Fiscal 2021 and Fiscal 2020, respectively. As disclosed in Note 6, the first, second and third quarter Fiscal 2021 dividends were paid “in-kind”.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net income (loss) attributable to common shareholders during the 13 and 39 weeks ended October 31, 2020 or November 2, 2019. See Note 6 for additional discussion of the Company’s Preferred Shares.
Share repurchases
There were no share repurchases executed during the 39 weeks ended October 31, 2020 and November 2, 2019. The 2017 Program had $165.6 million remaining as of October 31, 2020.
8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Numerator:
Net income (loss) attributable to common shareholders	$0.9	$(43.7)	$(294.4)	$(106.2)
Denominator:
Weighted average common shares outstanding	52.1	51.8	51.9	51.7
EPS – basic	$0.02	$(0.84)	$(5.67)	$(2.05)

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
The computation of diluted EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Numerator:
Net income (loss) attributable to common shareholders	$0.9	$(43.7)	$(294.4)	$(106.2)
Numerator for diluted EPS	$0.9	$(43.7)	$(294.4)	$(106.2)
Denominator:
Basic weighted average common shares outstanding	52.1	51.8	51.9	51.7
Plus: Dilutive effect of share awards	1.3	—	—	—
Diluted weighted average common shares outstanding	53.4	51.8	51.9	51.7
EPS – diluted	$0.02	$(0.84)	$(5.67)	$(2.05)
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive:

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Share awards	0.7	1.3	1.6	1.3
Potential impact of preferred shares	7.8	7.4	7.7	7.2
Total anti-dilutive shares	8.5	8.7	9.3	8.5

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive income (loss)
Balance at February 1, 2020	$(250.1)	$0.3	$12.5	$(52.4)	$(4.1)	$(293.8)
Other comprehensive income (loss) (“OCI”) before reclassifications	(11.1)	0.3	0.2	—	—	(10.6)
Amounts reclassified from AOCI to net income	—	—	(10.8)	0.2	0.6	(10.0)
Net current period OCI	(11.1)	0.3	(10.6)	0.2	0.6	(20.6)
Balance at October 31, 2020	$(261.2)	$0.6	$1.9	$(52.2)	$(3.5)	$(314.4)

The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$—	$(0.3)	$—	$(0.9)	Cost of sales (see Note 16)
Interest rate swaps	—	—	—	(0.6)	Interest expense, net (see Note 16)
Commodity contracts	(1.8)	(0.2)	(3.5)	0.5	Cost of sales (see Note 16)
Total before income tax	(1.8)	(0.5)	(3.5)	(1.0)
Losses (gains) on dedesignating cash flow hedges:
Foreign currency contracts	—	—	(0.6)	—	Other operating income (loss) (see Note 16)
Commodity contracts	—	—	(9.3)	—	Other operating income (loss) (see Note 16)
Total before income tax	—	—	(9.9)	—
Income taxes	(0.1)	0.1	2.6	0.2
Net of tax	(1.9)	(0.4)	(10.8)	(0.8)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.1	0.2	0.2	0.8	Other non-operating income, net
Amortization of unrecognized net prior service credits	0.4	0.1	0.7	0.1	Other non-operating income, net
Total before income tax	0.5	0.3	0.9	0.9
Income taxes	(0.1)	—	(0.1)	(0.1)
Net of tax	0.4	0.3	0.8	0.8

Available-for-sale securities items:
Corporate equity securities, before income tax	—	1.0	—	1.0	Other operating income (loss) (see Note 16)
Income taxes	—	—	—	—
Net of tax	—	1.0	—	1.0

Total reclassifications, net of tax	$(1.5)	$0.9	$(10.0)	$1.0
10. Income taxes

	39 weeks ended
	October 31, 2020	November 2, 2019
Estimated annual effective tax rate before discrete items	19.5%	13.6%
Discrete items recognized	8.6%	(9.3)%
Effective tax rate recognized in statement of operations	28.1%	4.3%
During the 39 weeks ended October 31, 2020, the Company’s effective tax rate was higher than the US federal income tax rate primarily due to the anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020, recognized as discrete items during the 39 weeks ended October 31, 2020, partially offset by the unfavorable impact of a valuation allowance recorded against certain US and state deferred tax assets and the impairment of goodwill which was not deductible for tax purposes. The Company’s effective tax rate for the same period during the prior year was lower than the US federal income tax rate primarily due to the unfavorable impact of impairment of goodwill which was not deductible for tax purposes.

The CARES Act provides a technical correction to the Tax Cuts and Jobs Act (“TCJA”) allowing fiscal year tax filers with federal net operating losses arising in the 2017/2018 tax year to be carried back two years to tax years that had higher enacted tax rates resulting in a tax benefit of $73.8 million. The CARES Act also provides for net operating losses incurred in Fiscal 2021 to be carried back five years to tax years with higher enacted tax rates resulting in an anticipated tax benefit of $23.5 million. In addition, during the first quarter of Fiscal 2021, based on weighing all positive and negative evidence, management determined it was more likely than not that it would not be able to realize certain US and state deferred tax assets primarily related to state deferred tax assets including state net operating losses and recorded a valuation allowance of $66.9 million. The estimated annual effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
As of October 31, 2020, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of February 1, 2020.
11. Accounts receivable
The following table presents the components of Signet’s accounts receivable:

(in millions)	October 31, 2020	February 1, 2020	November 2, 2019
Customer in-house finance receivables, net	$39.6	$—	$—
Accounts receivable, trade	13.2	34.4	16.4
Accounts receivable, held for sale	5.5	4.4	4.4
Accounts receivable, net	$58.3	$38.8	$20.8

As previously disclosed, during Fiscal 2018, Signet announced a strategic initiative to outsource its North America private label credit card programs and sell the existing in-house finance receivables. In October 2017, Signet, through its subsidiary Sterling Jewelers Inc. (“Sterling”), completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity Bank (“Comenity”). In June 2018, the Company completed the sale of the non-prime in-house accounts receivable to CarVal Investors (“CarVal”) and the appointed minority party, Castlelake, L.P. (“Castlelake” and collectively with CarVal, the “Investors”).
In addition, for a five-year term, Signet would remain the issuer of non-prime credit with investment funds managed by the Investors purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Signet would hold the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counterparty in accordance with the agreements. Receivables issued by the Company but pending transfer to the Investors as of period end were classified as “held for sale” and included in the accounts receivable caption in the condensed consolidated balance sheets. As of October 31, 2020, February 1, 2020, and November 2, 2019, the accounts receivable held for sale were recorded at fair value.
In conjunction with the sale of the majority of Signet’s non-prime in-house accounts receivable to the Investors, beginning in June 2018, the Investors began purchasing the majority of forward flow receivables of Signet’s non-prime credit from Signet for a five-year term. In Fiscal 2020, those forward flow receivables represented approximately 7% of Signet’s revenue. During Fiscal 2021, the 2018 agreements pertaining to the purchase of forward flow receivables were terminated and new agreements were executed with both Investors which will remain effective until June 2021, unless terminated earlier by either party pursuant to the terms of respective agreements. The new agreements provide that the Investors will continue to purchase add-on receivables created on existing customer accounts at a discount rate determined in accordance with the new agreements. Signet will retain forward flow non-prime receivables created for new customers, which are expected to represent less than 2.5% of Signet’s Fiscal 2021 revenue. The termination of the previous agreements has no effect on the receivables that were previously sold to the Investors prior to the termination, except that Signet agreed to extend the Investors’ payment obligation for the remaining 5% of the receivables previously purchased in June 2018 until the new agreements terminate. The Company’s agreement with the credit servicer Genesis Financial Solutions remains in place.
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

The following three industry standard FICO score categories are used:

•620 to 659 (“Near Prime”)
•580 to 619 (“Subprime”)
•Less than 580 (“Deep Subprime”)

These risk characteristics are evaluated on at least an annual basis, or more frequently as facts and circumstances warrant. The expected loss rates are adjusted on a quarterly basis based on historical loss trends and are risk-adjusted for current and future economic conditions and events. As summarized in the table below, based on the changes in the agreements with the Investors in Fiscal 2021, there is currently one vintage year since the Company began maintaining new accounts.

The following table disaggregates the Company’s customer in-house finance receivables by credit quality and vintage year as of October 31, 2020:

(in millions)	Year of origination
Credit quality	Fiscal 2021
Near Prime	$26.4
Subprime	21.8
Deep Subprime	6.0
Total at amortized cost	$54.2

In estimating its allowance for credit losses, for each identified risk category, management utilized estimation methods based primarily on historical loss experience, current conditions, and other relevant factors. These methods utilize historical charge-off data of the Company’s non-prime portfolio, as well as incorporate any applicable macroeconomic variables (such as unemployment) that may be expected to impact credit performance. In addition to the quantitative estimate of expected credit losses under CECL using the historical loss information, the Company also incorporates qualitative adjustments for certain factors such as Company specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Company’s best estimate of current expected credit losses. Management considered qualitative factors such as the unfavorable macroeconomic conditions caused by the COVID-19 uncertainty (including rates of unemployment), the Company’s non-prime portfolio performance during the prior recession, and the potential impacts of the economic stimulus packages in the US, in developing its estimate for current expected credit losses for the current period.

The following table is a rollforward of the Company’s allowance for credit losses on customer in-house finance receivables:

(in millions)
Balance at February 1, 2020	$—
Provision for credit losses	14.6
Write-offs	—
Recoveries	—
Balance at October 31, 2020	$14.6

Beginning in the second quarter, in connection with the new agreements executed with the Investors, additions to the allowance for credit losses are made by recording charges to bad debt expense (credit losses) within selling, general and administrative expenses within the condensed consolidated statements of operations. The uncollectible portion of customer in-house finance receivables are charged to the allowance for credit losses when an account is written-off after 180 days of non-payment, or in circumstances such as bankrupt or deceased cardholders. Write-offs on customer in-house finance receivables include uncollected amounts related to principal, interest, and late fees. Recoveries on customer in-house finance receivables previously written-off as uncollectible are credited to the allowance for credit losses.

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

The following table disaggregates the Company’s customer in-house finance receivables by past due status as of October 31, 2020:

(in millions)
Current	$47.6
1 - 30 days past due	4.0
31 - 60 days past due	1.5
61 - 90 days past due	0.7
Greater than 90 days past due	0.4
Total at amortized cost	$54.2

Accrued interest is included within the same line item as the respective principal amount of the customer in-house finance receivables in the condensed consolidated balance sheets. The accrual of interest is discontinued at the time the receivable is determined to be uncollectible and written-off. Accrued interest during the 13 and 39 weeks ended October 31, 2020 was immaterial.
12. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	October 31, 2020	February 1, 2020	November 2, 2019
Raw materials	$84.2	$56.2	$65.5
Finished goods	2,089.8	2,275.5	2,453.9
Total inventories	$2,174.0	$2,331.7	$2,519.4

As of October 31, 2020, inventory reserves were $42.2 million ($67.0 million and $81.6 million as of February 1, 2020 and November 2, 2019, respectively).
13. Asset impairment

The following table summarizes the Company's asset impairment activity for the periods presented:

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Goodwill impairment (1)	$—	$—	$10.7	$47.7
Indefinite-lived intangible asset impairment (1)	—	—	83.3	—
Property and equipment impairment	1.5	—	27.2	—
Operating lease ROU asset impairment (2)	—	—	36.9	—
Total impairment	$1.5	$—	$158.1	$47.7

(1)    Refer to Note 15 for additional information.
(2)    During the 13 and 39 weeks ended October 31, 2020, the Company recorded $0.9 million and $3.2 million, respectively, of gains on terminations or modifications of leases resulting from previously recorded impairments of the right of use assets.

Long-lived assets of the Company consist primarily of property and equipment, definite-lived intangible assets and operating lease right-of-use (ROU) assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the undiscounted cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the store asset group, based on the Company’s internal business plans. If the undiscounted cash flow for the store asset group is less than its carrying amount, the long-lived assets are measured for potential impairment by estimating the fair value of the assets in the group, and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. The Company utilizes primarily the replacement cost method to estimate the fair value of its property and equipment, and the income capitalization method to estimate the fair value of its ROU assets, which incorporates historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates.

Due to the various impacts of COVID-19 to the Company’s business during the 13 weeks ended May 2, 2020, including the temporary closure of all the Company’s stores beginning in late March 2020 (see additional information in Note 1), the Company determined triggering events had occurred for certain of the Company’s long-lived asset groups at the individual stores that required an interim impairment assessment during the first quarter of Fiscal 2021. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the recoverability test, a fair value assessment for these long-lived assets was performed, and as a result of the estimated fair values, the Company recorded an impairment charge for property and equipment of $13.8 million and ROU assets of $28.5 million for the 13 weeks ended May 2, 2020.

During the 13 weeks ended August 1, 2020, the Company completed its quarterly trigger event assessment and determined that a triggering event had occurred for certain additional long-lived asset groups at the individual stores based on real estate assessments (including store closure decisions) and the continued uncertainty related to COVID-19 on forecasted cash flows for the remaining lease period for certain stores. These events required an interim impairment assessment during the second quarter of Fiscal 2021 for the identified store assets. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the recoverability test, a fair value assessment for these long-lived assets was performed, and as a result of the estimated fair values, the Company recorded impairment charges for property and equipment of $11.9 million and ROU assets of $8.4 million for the 13 weeks ended August 1, 2020.

During the 13 weeks ended October 31, 2020, the Company completed its quarterly trigger event assessment and determined that a triggering event had occurred for certain additional long-lived asset groups at the individual stores based on real estate assessments (including store closure decisions) and the continued uncertainty related to COVID-19 on forecasted cash flows for the remaining lease period for certain stores. These events required an interim impairment assessment during the third quarter of Fiscal 2021 for the identified store assets. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the recoverability test, a fair value assessment for these long-lived assets was performed, and as a result of the estimated fair values, the Company recorded impairment charges for property and equipment of $1.5 million and ROU assets of $0.0 million, which is net of $0.9 million gains on terminations or modifications of leases resulting from previously recorded impairments of the right of use assets for the 13 weeks ended October 31, 2020.

The uncertainty of the COVID-19 impact to the Company’s business could continue to further negatively affect the operating performance and cash flows of the above identified stores or additional stores, including the magnitude and potential resurgence of COVID-19, occupancy restrictions during the holiday shopping season, the inability to achieve cost savings initiatives included in the business plans, or macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store assets in future periods.
14. Leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Signet determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to selling, general and administrative expenses as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Further, certain leases provide for variable rent increases based on indexes specified within the lease agreement. The variable increases based on an index are initially measured as part of the operating lease liability using the index at the commencement date. Contingent rent and subsequent changes to variable increases based on indexes will be recognized in the variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and non-current operating lease liabilities in the Company’s condensed consolidated balance sheets.

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

The Company deferred substantially all of its rent payments due in the months of April 2020 and May 2020. The Company began paying certain rents in June 2020 and all rents in July 2020. In total, the Company had approximately $81 million of rent payments originally due in Fiscal 2021 that have been deferred to beyond Fiscal 2021 (expected to paid by the end of the second quarter of Fiscal 2022). The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any potential amounts to be probable. In April 2020, the FASB granted guidance (hereinafter, the practical expedient) permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of COVID-19. Instead, the entity may account for COVID-19 related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. In accordance with this practical expedient, the Company has elected not to account for any concessions granted by landlords as a result of COVID-19 as lease modifications. Rent abatements under the practical expedient would be recorded as a negative variable lease cost. The Company is currently negotiating with nearly all of its landlords, and to date, has received certain concessions in the form of rent deferrals and other lease or rent modifications. In addition, the Company continued recording lease expense during the deferral period in accordance with its existing policies.

The weighted average lease term and discount rate for the Company’s outstanding operating leases were as follows:

October 31, 2020
Weighted average remaining lease term	6.4 years
Weighted average discount rate	5.6%
Total lease costs are as follows:

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease cost	$108.9	$115.3	$325.8	$342.4
Short-term lease cost	2.1	4.0	12.8	15.2
Variable lease cost	27.8	10.0	79.7	64.0
Sublease income	(0.5)	(0.3)	(1.3)	(1.2)
Total lease cost	$138.3	$129.0	$417.0	$420.4
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

Supplemental cash flow information related to leases was as follows:

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$122.1	$83.4	$274.5	$313.3
Operating lease right-of-use assets obtained in exchange for lease obligations	15.0	29.6	42.0	70.4
Reduction in the carrying amount of right-of-use assets (1)	86.8	87.7	258.9	262.9
(1)    Amount excludes impairment of right-of-use assets of $0.0 million and $36.9 million during the 13 and 39 weeks ended October 31, 2020, respectively, as further described in Note 13.

The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	October 31, 2020
Remainder of Fiscal 2021	$110.1
Fiscal 2022	487.0
Fiscal 2023	334.5
Fiscal 2024	263.6
Fiscal 2025	207.4
Thereafter	551.1
Total minimum lease payments	1,953.7
Less: Imputed interest	(384.4)
Present value of lease liabilities	$1,569.3
15. Goodwill and intangibles
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually. Additionally, if events or conditions indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.
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
Based on management’s trigger event assessment during the 13 weeks ended October 31, 2020, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceed their fair values.

The uncertainty of the COVID-19 impact could negatively affect the share price of the Company’s stock, as well as key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth and discount rates. In addition, as a result of the impairment of goodwill and trade names during the first quarter of Fiscal 2021, the Company’s goodwill and trade names within the North America segment approximate their respective fair values and could be at risk for additional impairments should there be an adverse business or economic change in future periods.
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
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at February 2, 2019	$296.6
Impairment(1)	(47.7)
Impact of foreign exchange and other adjustments	(0.1)
Balance at February 1, 2020	248.8
Impairment	(10.7)
Impact of foreign exchange	(0.1)
Balance at October 31, 2020	$238.0
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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	October 31, 2020			February 1, 2020			November 2, 2019
(in millions)	Gross carrying amount	Accumulated amortization(1)	Net carrying amount	Gross carrying amount	Accumulated amortization(1)	Net carrying amount	Gross carrying amount	Accumulated amortization(1)	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$53.1	$(51.5)	$1.6	$53.2	$(50.9)	$2.3	$53.2	$(50.7)	$2.5
Indefinite-lived intangible assets	474.7	(297.5)	177.2	475.4	(213.9)	261.5	475.8	(214.1)	261.7
Total intangible assets, net	$527.8	$(349.0)	$178.8	$528.6	$(264.8)	$263.8	$529.0	$(264.8)	$264.2

Intangible liabilities, net	$(113.8)	$102.0	$(11.8)	$(113.9)	$98.0	$(15.9)	$(113.9)	$96.7	$(17.2)

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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of October 31, 2020, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
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

Trading for these contracts resumed during the third quarter of Fiscal 2021. Gains, losses, and fair values for these contracts were not material for the third quarter of Fiscal 2021. The total notional amount of these foreign currency contracts outstanding as of October 31, 2020 was $13.5 million (February 1, 2020 and November 2, 2019: $23.0 million and $25.0 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 1, 2020 and November 2, 2019: 12 months and 11 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of October 31, 2020 was $51.3 million (February 1, 2020 and November 2, 2019: $224.2 million and $134.3 million, respectively).
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
Trading for these contracts resumed during the third quarter of Fiscal 2021. Gains, losses, and fair values for these contracts were not material for the third quarter of Fiscal 2021. The total notional amount of these commodity derivative contracts outstanding as of October 31, 2020 was 11,000 ounces of gold (February 1, 2020 and November 2, 2019: 63,000 ounces and 75,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 6 months (February 1, 2020 and November 2, 2019: 12 months and 14 months, respectively).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of October 31, 2020, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	October 31, 2020	February 1, 2020	November 2, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	$0.1
Commodity contracts	Other current assets	—	11.8	9.8
Commodity contracts	Other assets	—	—	0.6
Total derivative assets		—	11.8	10.5
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	0.6	0.3
Total derivative assets		$—	$12.4	$10.8

	Fair value of derivative liabilities
(in millions)	Balance sheet location	October 31, 2020	February 1, 2020	November 2, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$(0.8)	$(0.9)
Commodity contracts	Other current liabilities	—	—	(0.2)
		—	(0.8)	(1.1)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.5)	(0.1)	—
Total derivative liabilities		$(0.5)	$(0.9)	$(1.1)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	October 31, 2020	February 1, 2020	November 2, 2019
Foreign currency contracts	$—	$(1.0)	$(0.3)
Commodity contracts	3.5	17.7	16.1
Gains (losses) recorded in AOCI	$3.5	$16.7	$15.8
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the condensed consolidated statement of operations:
Foreign currency contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gains (losses) recorded in AOCI, beginning of period		$—	$1.7	$(1.0)	$0.7
Current period gains (losses) recognized in OCI		—	(1.7)	1.6	(0.1)
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	—	(0.3)	—	(0.9)
Gains from ineffective hedges reclassified from AOCI to net income	Other operating income (loss) (1)	—	—	(0.6)	—
Gains (losses) recorded in AOCI, end of period		$—	$(0.3)	$—	$(0.3)

Commodity contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gains (losses) recorded in AOCI, beginning of period		$5.3	$11.2	$17.7	$4.0
Current period gains (losses) recognized in OCI		—	5.1	(1.4)	11.6
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	(1.8)	(0.2)	(3.5)	0.5
Gains from ineffective hedges reclassified from AOCI to net income	Other operating income (loss) (1)	—	—	(9.3)	—
Gains (losses) recorded in AOCI, end of period		$3.5	$16.1	$3.5	$16.1

Interest rate swaps

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gains recorded in AOCI, beginning of period		$—	$—	$—	$0.6
(Gains) losses reclassified from AOCI to net income	Interest expense, net (1)	—	—	—	(0.6)
Gains recorded in AOCI, end of period		$—	$—	$—	$—
(1)    Refer to table below for total amounts of financial statement captions impacted by cash flow hedges.

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 weeks ended October 31, 2020 and November 2, 2019. As of October 31, 2020, the Company expects $3.5 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings during the next twelve months.

Total amounts presented in the condensed consolidated statements of operations

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Cost of sales	$(863.8)	$(818.6)	$(2,176.0)	$(2,652.2)
Other operating income (loss)	(0.4)	—	$4.3	1.4
Interest expense, net	$(9.1)	$(8.6)	$(25.6)	$(27.9)

Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statement of operations:

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Foreign currency contracts	Other operating income (loss)	$(1.1)	$3.4	$(2.1)	$(1.8)
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

	October 31, 2020			February 1, 2020			November 2, 2019
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$6.3	$6.3	$—	$7.2	$7.2	$—	$7.2	$7.2	$—
Foreign currency contracts	—	—	—	0.6	—	0.6	0.4	—	0.4
Commodity contracts	—	—	—	11.8	—	11.8	10.4	—	10.4
US government agency securities	3.7	—	3.7	4.7	—	4.7	4.9	—	4.9
Corporate bonds and notes	7.3	—	7.3	8.5	—	8.5	8.5	—	8.5
Total assets	$17.3	$6.3	$11.0	$32.8	$7.2	$25.6	$31.4	$7.2	$24.2

Liabilities:
Foreign currency contracts	$(0.5)	$—	$(0.5)	$(0.9)	$—	$(0.9)	$(0.9)	$—	$(0.9)
Commodity contracts	—	—	—	—	—	—	(0.2)	—	(0.2)
Total liabilities	$(0.5)	$—	$(0.5)	$(0.9)	$—	$(0.9)	$(1.1)	$—	$(1.1)

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
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price is contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset at the transaction date related to this deferred payment at fair value. This estimated fair value was derived from a discounted cash flow model using unobservable Level 3 inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. The measurement period was completed in June 2020 and the Company expects to receive the full deferred payment of $23.5 million. As a result of the amended agreements described in Note 11, the deferred payment will now be due in June 2021, or earlier upon termination by the parties. This amount has been recorded within other current assets on the condensed consolidated balance sheet as of October 31, 2020. See Note 11 for additional information.
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

	October 31, 2020		February 1, 2020		November 2, 2019
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$146.7	$130.8	$146.4	$144.8	$146.3	$139.3
Term loans (Level 2)	99.5	100.0	99.5	100.0	99.4	100.0
Total	$246.2	$230.8	$245.9	$244.8	$245.7	$239.3
18. Loans, overdrafts and long-term debt

(in millions)	October 31, 2020	February 1, 2020	November 2, 2019
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.6	$147.5	$147.5
ABL revolving facility	790.0	270.0	543.0
FILO term loan facility	100.0	100.0	100.0
Other loans and bank overdrafts	3.6	95.6	5.0
Gross debt	$1,041.2	$613.1	$795.5
Less: Current portion of loans and overdrafts	(3.6)	(95.6)	(5.0)
Less: Unamortized debt issuance costs	(1.4)	(1.6)	(1.7)
Total long-term debt	$1,036.2	$515.9	$788.8

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
Unamortized debt issuance costs relating to the Senior Notes as of October 31, 2020 was $0.9 million (February 1, 2020 and November 2, 2019: $1.1 million and $1.2 million, respectively). The unamortized debt issuance costs are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to debt issuance costs of $0.1 million and $0.2 million, was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended October 31, 2020, respectively ($0.2 million and $0.5 million for the 13 and 39 weeks ended November 2, 2019, respectively).
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
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL Revolving Facility and the FILO Term Loan Facility, as applicable, bear interest at the Company’s option at either eurocurrency rate plus the applicable margin or a base rate plus the applicable margin, in each case depending on the excess availability under the ABL Revolving Facility. The Company had stand-by letters of credit outstanding of $16.6 million on the ABL Revolving Facility as of October 31, 2020. The Company had available borrowing capacity of $483.1 million on the ABL Revolving Facility as of October 31, 2020.
If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of October 31, 2020, the threshold related to the fixed coverage ratio was approximately $132 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
Debt issuance costs relating to the ABL Facility totaled $9.3 million, of which $8.7 million of these costs were allocated to the ABL Revolving Facility and $0.6 million was allocated to the FILO Term Loan Facility. The remaining unamortized debt issuance costs for the ABL Revolving Facility are recorded within other assets in the condensed consolidated balance sheets and the remaining unamortized debt issuance costs for the FILO Term Loan Facility are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to the ABL Facility debt issuance costs of $0.5 million and $1.4 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended October 31, 2020 ($0.1 million for the 13 and 39 weeks ended November 2, 2019). Unamortized debt issuance costs related to the ABL facility totaled $7.3 million as of October 31, 2020 (February 1, 2020 and November 2, 2019: $8.7 million and $9.2 million, respectively).
Other
As of October 31, 2020, February 1, 2020 and November 2, 2019, the Company was in compliance with all debt covenants.

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

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Warranty reserve, beginning of period	$37.3	$34.1	$36.3	$33.2
Warranty expense	1.5	5.4	5.5	11.4
Utilized (1)	(2.2)	(3.0)	(5.2)	(8.1)
Warranty reserve, end of period	$36.6	$36.5	$36.6	$36.5
(1)     Includes impact of foreign exchange translation.

(in millions)	October 31, 2020	February 1, 2020	November 2, 2019
Disclosed as:
Current liabilities	$10.6	$10.6	$10.8
Non-current liabilities	26.0	25.7	25.7
Total warranty reserve	$36.6	$36.3	$36.5
20. Share-based compensation
Signet recorded share-based compensation expense of $3.3 million and $9.6 million for the 13 and 39 weeks ended October 31, 2020, respectively, related to the Omnibus Plan and Share Saving Plans ($4.7 million and $13.0 million for the 13 and 39 weeks ended November 2, 2019, respectively).
21. Commitments and contingencies
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015, which SJI opposed. April 27, 2015, the arbitrator issued an order denying the Claimants’ Motion. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015, which Claimants opposed. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the District Court’s November 16, 2015 Opinion and Order. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appeals the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit, which Claimants opposed. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed, and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual

Intentional Discrimination Claims, which SJI opposed. On June 15, 2015, the arbitrator granted the Claimants’ motion. On March 6, 2017, Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice, which SJI opposed The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issues to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016, which Claimants opposed. On April 5, 2016, the arbitrator denied SJI’s Motion. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, which Claimants opposed. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals, which Claimant’s opposed. On June 1, 2017, the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016 and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016, which Claimants opposed. The matter was fully briefed, and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. Approximately, 10,314 current and former employees submitted consent forms to opt in to the collective action; however, some have withdrawn their consents. The number of valid consents is disputed and yet to be determined. SJI believes the number of valid consents to be approximately 9,124. On July 24, 2017, the United States Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The matter was fully briefed, and an oral argument was heard on October 16, 2017. On November 10, 2017, SJI filed in the arbitration motions for summary judgment, and for decertification, of Claimants’ Equal Pay Act and Title VII promotions claims. On January 30, 2018, oral argument on SJI’s motions was heard. On January 26, 2018, SJI filed in the arbitration a Motion to Vacate The Equal Pay Act Collective Action Award And Tolling Order asserting that the Arbitrator exceeded her authority by conditionally certifying the Equal Pay Act claim and allowing the absent claimants to opt-in the litigation. On March 12, 2018, the Arbitrator denied SJI’s Motion to Vacate The Equal Pay Act Collective Action Award and Tolling Order. SJI still has a pending motion seeking decertification of the EPA Collective Action before the Arbitrator. On March 19, 2018, the Arbitrator issued an Order partially granting SJI’s Motion to Amend the Arbitrator’s November 2, 2017, Bifurcated Seventh Amended Case Management Plan resulting in a continuance of the May 14, 2018 trial date. A new trial date has not been set. On January 15, 2018, District Court granted SJI’s August 17, 2017 Renewed Motion to Vacate the Class Determination Award finding that the Arbitrator exceeded her authority by binding non-parties (absent class members) to the Title VII claim. The District Court further held that the RESOLVE Agreement does not permit class action procedures, thereby, reducing the Claimants in the Title VII matter from 70,000 to potentially 254. Claimants dispute that the number of claimants in the Title VII is 254. On January 18, 2018, the Claimants filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. The appeal was fully briefed and oral argument before the Second Circuit occurred on May 7, 2018. On May 17, 2019, SJI submitted a Rule 28(j) letter to the Second Circuit addressing the effects of the Supreme Court’s ruling in Lamps Plus, Inc. v. Varela, No. 17-988 (S. Ct. Apr. 24, 2019), on the pending appeal. The Second Circuit then issued an order directing the parties to submit additional arguments on that issue, which were submitted. On November 18, 2019 the Second Circuit issued an order reversing and remanding the District Court’s January 15, 2018 Order that vacated the Arbitrator’s Class Determination Award certifying for declaratory and injunctive relief a Title VII pay and promotions class of female retail sales employees. The Second Circuit held that the District Court erred when it concluded that the Arbitrator exceeded her authority in purporting to bind absent class members to the Class Determination Award. The Second Circuit remanded the case to the District Court to decide the narrower question of whether the Arbitrator erred in certifying an opt-out, as opposed to a mandatory, class for declaratory and injunctive relief. On December 2, 2019, SJI filed a petition for a hearing en banc with the United States Court of Appeals for the Second Circuit. On January 15, 2020, SJI filed a Rule 28(j) letter in the Second Circuit. On that same day the Second Circuit denied the petition for rehearing en banc. On January 21, 2020, Sterling filed its motion for stay of mandate with the Second Circuit pending the filing of a petition for writ of certiorari with the U.S. Supreme Court. On January 22, 2020, the Second Circuit granted Sterling’s motion for stay of mandate. SJI’s petition for a writ of certiorari from the U.S. Supreme Court was denied on Octobere 5, 2020.

SJI denies the allegations of the Claimants and has been defending the case vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.

As previously reported, on May 5, 2017, without any findings of liability or wrongdoing, SJI entered into a Consent Decree with the EEOC settling a previously disclosed lawsuit that alleged that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees since January 1, 2003. On May 5, 2017 the U.S. District Court for the Western District of New York approved and entered the Consent Decree jointly proposed by the EEOC and SJI, resolving all of the EEOC’s claims against SJI in this litigation for various injunctive relief including but not limited to the appointment of an employment practices expert to review specific policies and practices, a compliance officer to be employed by SJI, as well as obligations relative to training, notices, reporting and record-keeping. The Consent Decree does not require an outside third-party monitor or require any monetary payment. The duration of the Consent Decree was three years and three months, expiring on August 4, 2020. On March 6, 2020, SJI and the EEOC filed their Joint Motion to Approve an Amendment to And Extension of the Term of the Consent Decree, which provides for a limited extension of a few aspects of the Consent Decree terms regarding SJI’s compensation practices, and incorporating its implementation of a new retail team member compensation program into the overall Consent Decree framework. This extension will enable SJI to implement changes to its retail team member compensation strategy and validate that the new program is consistent with the overall purposes of the Consent Decree. On March 11, 2020 the U.S. District Court for the Western District of New York granted the joint motion and entered the parties’ Amendment to And Extension of the Term of the Consent Decree. The term of the amended Consent Decree expires on November 4, 2021.
Shareholder Actions
As previously reported, in August 2016, two alleged Company shareholders each filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and its then-current Chief Executive Officer and current Chief Financial Officer (Nos. 16-cv-6728 and 16-cv-6861, the “S.D.N.Y. cases”). In 2017, three other Company shareholders each filed putative class action complaints (Nos. 17-cv-875, 17-cv-923, and 17-cv-9853) which were ultimately consolidated with the S.D.N.Y. cases under case number 16-cv-6728 (the “Consolidated Action”). The Consolidated Action was settled as further described below. The Consolidated Action alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s business and earnings by making misleading statements about the Company’s credit portfolio and failing to disclose reports of sexual harassment allegations that were raised by claimants in an ongoing pay and promotion gender discrimination class arbitration.

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

In 2019, four actions were filed in the U.S. District Court for the Southern District of New York by investment funds that allegedly purchased the Company’s stock (Nos. 19-cv-2757, 19-cv-2758, 19-cv-9916 and 19-cv-9917), and name the Company and its current and former Chief Executive Officers and Chief Financial Officers as defendants. All four complaints allege violations of Sections 10(b), 18, and 20(a) of the Securities Exchange Act of 1934, and common law fraud largely based on the same allegations as the Consolidated Action. Soon thereafter the Court entered orders staying these actions until entry of final judgment in the Consolidated Action.

On June 27, 2020, the Company and plaintiffs in the four stayed actions above reached a settlement in principle, which was finalized on July 10, 2020 requiring the Opt-Out Plaintiffs to rejoin the Consolidated Action. The Company recorded a pre-tax charge of $7.5 million, net of expected insurance recovery, during Fiscal 2021 in anticipation of those four settlements. The final amount of the settlement and net charge are dependent upon the amount the Opt-Out Plaintiffs receive as part of the Consolidated Action and is not expected to be materially different than the amounts recorded. The initial portion of the settlement due to the Opt-Out Plaintiffs under the settlement agreement was paid in August 2020.
Derivative Action
As previously reported, on September 1, 2017, Josanne Aungst filed a putative shareholder derivative action entitled Aungst v. Light, et al., No. CV-2017-3665, in the Court of Common Pleas for Summit County Ohio. The complaint in this action, which purported to have been brought by Ms. Aungst on behalf of the Company, named certain current and former directors and officers of the Company as defendants and alleged claims for breach of fiduciary duty, abuse of control, and gross mismanagement. The complaint challenged certain public disclosures and conduct relating to the allegations that were raised by the claimants in the Arbitration. The complaint also alleges that the Company’s share price was artificially inflated as a result of alleged misrepresentations and omissions. The defendants’ motion to dismiss the complaint was granted on February 28, 2019. Plaintiff appealed that dismissal in the Court of Appeals, Ninth Judicial District, Summit County, Ohio. On June 17, 2020, the Court of Appeals issued a decision affirming the dismissal. Plaintiff has not sought a discretionary appeal with the Supreme Court of Ohio, and the deadline for seeking any such appeal lapsed on August 3, 2020.
Regulatory Matters
As previously reported, on January 16, 2019, Sterling Jewelers Inc., (“Sterling”), a wholly owned subsidiary of Company, without admitting or denying any of the allegations, findings of fact, or conclusions of law (except to establish jurisdiction), entered into a Consent Order with the Consumer Financial Protection Bureau (the "CFPB") and New York Attorney General (the “NY AG”) settling a previously disclosed investigation of certain in-store credit practices, promotions, and payment protection products (the "Consent Order"). Among other things, the Consent Order requires Sterling to (i) submit an accurate written compliance report to the CFPB; (ii) pay an $10,000,000 civil money penalty to the CFPB; (iii) pay a $1,000,000 civil money penalty to the NY AG: and (iv) maintain policies and procedures related to the issuance of credit cards, including with respect to credit applications, credit financing terms and conditions, and any related add-on products that are reasonably designed to ensure consumer knowledge or consent. All payments required by the Consent Order were made in February 2019. We continue to work to ensure compliance with the Consent Order, which may result in us incurring additional costs. See Item 1A of Signet’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on March 26, 2020 for risks relating to the CFPB and our continued compliance with the Consent Order.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: the negative impacts that the COVID-19 pandemic has had, and will continue to have, on Signet’s business, financial condition, profitability and cash flows; the effect of steps we take in response to the pandemic; the severity and duration of the pandemic, including whether there is a “second wave” and whether it is necessary to temporarily reclose our stores, distribution centers and corporate facilities or for our suppliers and vendors to temporarily reclose their facilities; the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain, consumer behaviors such as spending and willingness to congregate in shopping centers and the impact on demand of our products, our level of indebtedness and covenant compliance, availability of adequate capital, our ability to execute our business plans, our lease obligations and relationships with our landlords, and asset impairments; general economic or market conditions; financial market risks; our ability to optimize Signet's transformation initiative; a decline in consumer spending or deterioration in consumer financial position; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio sale due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the non-prime outsourcing agreement requiring transition to alternative arrangements through other providers or alternative payment options; deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes, global economic conditions or other developments related to the United Kingdom’s exit from the European Union; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals; stakeholder reactions to disclosure regarding the source and use of certain minerals; seasonality of Signet’s business; the merchandising, pricing and inventory policies followed by Signet and failure to manage inventory levels; Signet’s relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; the development and maintenance of Signet’s OmniChannel retailing and ability to increase digital sales; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize Signet’s real estate footprint; the ability to satisfy the accounting requirements for “hedge accounting,” or the default or insolvency of a counterparty to a hedging contract; the performance of and ability to recruit, train, motivate and retain qualified sales associates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to a new financial reporting information technology system; security breaches and other disruptions to Signet’s information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in taxation laws, rules or practices in the US and jurisdictions in which Signet’s subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce; risks related to international laws and Signet being a Bermuda corporation; difficulty or delay in executing or integrating an acquisition, business combination, major business or strategic initiative; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions; the success of recent changes in Signet’s executive management team; or the impact of weather-related incidents, natural disasters, strikes, protests, riots or terrorism, acts of war or another public health crisis or disease outbreak, epidemic or pandemic on Signet’s business.
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
The Company, with 2,893 stores and kiosks as of October 31, 2020, manages its business by geography, a description of which follows:
•The North America segment has 2,436 locations in the US and 103 locations in Canada as of October 31, 2020.
◦In the US, the segment primarily operates in malls and off-mall locations under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); James Allen; and a variety of mall-based regional banners. Additionally, in the US, the segment operates mall-based kiosks under the Piercing Pagoda banner.
◦In Canada, the segment primarily operates under the Peoples banner (Peoples Jewellers).
•The International segment has 354 stores in the UK, Republic of Ireland and Channel Islands as of October 31, 2020. The segment primarily operates in shopping malls and off-mall locations under the H.Samuel and Ernest Jones banners.
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
Effective March 23, 2020, the Company temporarily closed all of its stores in North America, its diamond operations in New York and its support centers in the United States. Additionally, effective March 24, 2020, the Company temporarily closed all of its stores in the UK. The COVID-19 pandemic has also disrupted the Company’s global supply chain, including the temporary closure of the Company’s diamond polishing operations in Botswana, and may cause additional disruptions to operations if employees of the Company become sick, are quarantined, or are otherwise limited in their ability to work at Company locations or travel for business. While the Company experienced a temporary disruption in its James Allen New York distribution center, the Company has continued to fill substantially all of its eCommerce orders during Fiscal 2021.
The COVID-19 pandemic has significantly altered the retail climate and the Company is navigating that change by accelerating its application of the key Path to Brilliance initiatives developed over the past two years including the Company’s focus on becoming an OmniChannel leader, meeting the needs of its customers, removing non-customer facing costs, and accelerating the optimization of its real estate footprint. The Company continues to maintain its cost diligence efforts and net structural cost savings are on track to exceed $100 million in Fiscal 2021. Total three-year net cost savings through the end of Fiscal 2021 related to the Company’s Path to Brilliance are expected to be at least $285 million compared to its original target of $225 million. To date in Fiscal 2021, the Company has closed 316 store locations under the acceleration of these real estate initiatives. The Company continues to actively monitor and manage the situation related to its store and support center operations at the local level focusing on the best interests of its employees, customers, suppliers and shareholders. Beginning in May, Signet initiated a measured approach to store re-openings based on health and safety standards, as well as regional customer demand. As of the end of the third quarter, the Company had re-opened substantially all of its stores in North America and the UK. At the beginning of November 2020, the UK re-established mandated temporary closure of non-essential businesses, which is currently expected to continue for four weeks until early December 2020. Management does not currently expect this disruption in the UK to have a material impact to its fourth quarter or full year Fiscal 2021 results of operations; however, the re-opening of these locations will continue to be monitored closely, with a priority and focus on safety.

Signet’s sales grew 9.5% during the third quarter of Fiscal 2021 compared to the prior comparable quarter, reflecting a combination of factors including the continued traction of Signet's Path to Brilliance strategies, the Company's ability to capture pent up demand from the second quarter, as well as intentional marketing and promotional efforts to drive early holiday demand, helping to mitigate traditionally high traffic days. Higher conversion rates and transaction values, both online and in-store, also helped to drive overall sales performance during the third quarter. It is not clear what the full extent of the COVID-19 impacts will have on the Company’s business during the fourth quarter or longer term; however, the Company expects that sales during the Holiday Season could be negatively impacted as a result of weaker retail store traffic trends, COVID-19 social distancing capacity constraints, and further temporary store closures due to virus trends.
During Fiscal 2021, the Company has also taken numerous actions to maximize its financial flexibility, bolster its cash position and reduce operating expenditures, both strategically and as temporary measures as a result of COVID-19. Refer to Liquidity and Capital Resources section below.
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

(in millions)	October 31, 2020	February 1, 2020	November 2, 2019
Cash and cash equivalents	$1,332.6	$374.5	$188.6
Less: Loans and overdrafts	(3.6)	(95.6)	(5.0)
Less: Long-term debt	(1,036.2)	(515.9)	(788.8)
Net cash (debt)	$292.8	$(237.0)	$(605.2)
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

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net cash provided by operating activities	$450.6	$(133.1)	$606.7	$113.5
Purchase of property, plant and equipment	(17.5)	(43.1)	(41.1)	(95.3)
Free cash flow	$433.1	$(176.2)	$565.6	$18.2

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

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income (loss)	$9.3	$(35.5)	$(269.5)	$(81.6)
Income tax expense (benefit)	21.3	(6.0)	(105.4)	(3.7)
Other non-operating income, net	—	(7.0)	(0.3)	(7.5)
Interest expense, net	9.1	8.6	25.6	27.9
Depreciation and amortization	45.5	43.7	130.3	129.5
Amortization of unfavorable leases and contracts	(1.4)	(1.4)	(4.1)	(4.1)
EBITDA	$83.8	$2.4	$(223.4)	$60.5
Restructuring charges - cost of sales	2.0	1.4	1.4	5.8
Restructuring charges	3.6	9.2	45.2	59.4
Asset impairments	1.5	—	158.1	47.7
Shareholder settlement	—	—	7.5	—
Adjusted EBITDA	$90.9	$13.0	$(11.2)	$173.4
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

	13 weeks ended		39 weeks ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating income (loss)	$39.7	$(39.9)	$(349.6)	$(64.9)
Restructuring charges - cost of sales	2.0	1.4	1.4	5.8
Restructuring charges	3.6	9.2	45.2	59.4
Asset impairments	1.5	—	158.1	47.7
Shareholder settlement	—	—	7.5	—
Non-GAAP operating income (loss)	$46.8	$(29.3)	$(137.4)	$48.0

RESULTS OF OPERATIONS
The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2020 Annual Report on Form 10-K. Same store sales are based on sales from stores which have been open for at least 12 months. Same store sales as presented below have not been adjusted for the closure period resulting from COVID-19 as described above. Same store sales also include eCommerce sales for the period and comparative figures from the anniversary of the launch of the relevant website. Non-same store sales represent primarily sales from permanently closed stores during the current period, new stores not yet opened for 12 months, and the impacts of service plan revenue recognition.
Comparison of Third Quarter Fiscal 2021 to Prior Year
•Same store sales: Up 15.1%.
•Total sales: $1.30 billion, increased 9.5%.
•Operating income (loss): $39.7 million compared to $(39.9) million.
•Diluted earnings (loss) per share: $0.02 compared to $(0.84) in prior year.

Comparison of Third Quarter Fiscal 2021 Year to Date to Prior Year
•Same store sales: Down 20.4%.
•Total sales: $3.04 billion, decreased 23.7%.
•Operating income (loss): $(349.6) compared to $(64.9) million.
•Diluted earnings (loss) per share: $(5.67) compared to $(2.05) in prior year.

	Third Quarter				Year to Date
	Fiscal 2021		Fiscal 2020		Fiscal 2021		Fiscal 2020
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,300.3	100.0%	$1,187.7	100.0%	$3,040.4	100.0%	$3,983.8	100.0%
Cost of sales	(863.8)	(66.4)	(818.6)	(68.9)	(2,176.0)	(71.6)	(2,652.2)	(66.6)
Restructuring charges - cost of sales	(2.0)	(0.2)	(1.4)	(0.1)	(1.4)	—	(5.8)	(0.1)
Gross margin	434.5	33.4	367.7	31.0	863.0	28.4	1,325.8	33.3
Selling, general and administrative expenses	(389.3)	(29.9)	(398.4)	(33.5)	(1,013.6)	(33.3)	(1,285.0)	(32.3)
Restructuring charges	(3.6)	(0.3)	(9.2)	(0.8)	(45.2)	(1.5)	(59.4)	(1.5)
Asset impairments	(1.5)	(0.1)	—	—	(158.1)	(5.2)	(47.7)	(1.2)
Other operating income (loss)	(0.4)	—	—	—	4.3	0.1	1.4	—
Operating income (loss)	39.7	3.1	(39.9)	(3.4)	(349.6)	(11.5)	(64.9)	(1.6)
Interest expense, net	(9.1)	(0.7)	(8.6)	(0.7)	(25.6)	(0.8)	(27.9)	(0.7)
Other non-operating income, net	—	—	7.0	0.6	0.3	—	7.5	0.2
Income (loss) before income taxes	30.6	2.4	(41.5)	(3.5)	(374.9)	(12.3)	(85.3)	(2.1)
Income tax benefit (expense)	(21.3)	(1.6)	6.0	0.5	105.4	3.5	3.7	0.1
Net income (loss)	$9.3	0.7%	$(35.5)	(3.0)%	$(269.5)	(8.9)%	$(81.6)	(2.0)%
Dividends on redeemable convertible preferred shares	(8.4)	nm	(8.2)	nm	(24.9)	nm	(24.6)	nm
Net income (loss) attributable to common shareholders	$0.9	0.1%	$(43.7)	(3.7)%	$(294.4)	(9.7)%	$(106.2)	(2.7)%
nm    Not meaningful.
Third quarter sales
Signet's total sales increased 9.5% to $1.30 billion in the 13 weeks ended October 31, 2020 compared to the prior year quarter. Total sales at constant exchange rates increased 9.0%. Signet’s same store sales increased 15.1%, compared to an increase of 2.1% in the prior year quarter.

This growth reflects a combination of factors including the continued traction of Signet's Path to Brilliance strategies, the Company's ability to capture pent up demand from the second quarter, as well as intentional marketing and promotional efforts to drive early holiday demand, helping to mitigate traditionally high traffic days. Sales were unfavorably impacted by permanent store closures of $59 million during the third quarter.
eCommerce sales in the third quarter were $238.8 million, up $99.5 million or 71.4%, compared to $139.3 million in the prior year quarter. eCommerce sales accounted for 18.4% of third quarter sales, up from 11.7% of total sales in the prior year third quarter. Brick and mortar same store sales increase 6.8% from prior year third quarter.
The increase in eCommerce sales reflects the accelerated enhancement of eCommerce capabilities and a digital first focus during the third quarter. The brick and mortar sales increase was primarily the result of new product launches and expanded customization options during the third quarter of Fiscal 2021. The Company began reopening stores in May 2020 and as of the end of the third quarter of Fiscal 2021, substantially all of the Company’s brick and mortar stores had resumed in-person operations.
The breakdown of the sales performance by segment is set out in the table below:

	Change from previous year
Third Quarter of Fiscal 2021	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	15.8%	(5.3)%	10.5%	—%	10.5%	$1,182.7
International segment	7.8%	(11.8)%	(4.0)%	4.6%	0.6%	$106.9
Other segment (1)	nm	nm	nm	nm	nm	$10.7
Signet	15.1%	(6.1)%	9.0%	0.5%	9.5%	$1,300.3
(1)     Includes sales from Signet’s diamond sourcing initiative.
nm Not meaningful.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third Quarter of Fiscal 2021	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
North America segment	$427	$414	0.5%	0.5%	14.3%	2.8%
International segment(3)	£173	£144	17.7%	(1.4)%	(7.6)%	(4.3)%
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
North America sales
The North America segment’s total sales were $1.18 billion compared to $1.07 billion in the prior year, or an increase of 10.5%. Same store sales increased 15.8% compared to an increase of 2.9% in the prior year. North America’s ATV increased 0.5%, while the number of transactions increased 14.3%. In addition to the traction from the Path to Brilliance strategies, the ability to capture pent up demand from the second quarter, as well as intentional marketing and promotional efforts to drive early holiday demand, helping to mitigate traditionally high traffic days, the Company is seeing momentum in the North America segment’s continued enhancement to its payment options to provide customers with a broad array of financing, as well as offering it across its digital platform. Sales were unfavorably impacted by permanent store closures of approximately $48 million during the third quarter.
eCommerce sales increased 72.7%, while brick and mortar same store sales increased 7.5%.
International sales
The International segment’s total sales increased 0.6% to $106.9 million compared to $106.4 million in the prior year and decreased 4.0% at constant exchange rates. Same store sales increased 7.8% compared to a decrease of 5.2% in the prior year. In the International segment, the ATV increased 17.7% year over year, while the number of transactions decreased 7.6%. This increase mainly reflects recapture of pent up demand from the second quarter, as well as intentional marketing and promotional efforts to drive early holiday demand, helping to mitigate traditionally high traffic days.

Year to date sales
Signet’s total sales decreased 23.7% to $3.04 billion compared to $3.98 billion in the prior year. Total sales at constant exchange rates decreased 23.6%. Signet’s same store sales decreased 20.4%, compared to a decrease of 0.4% in the prior year. The decline in sales also reflects the impact of permanent store closures of approximately $189.0 million, as well as a reduction in service revenue recognition stemming from the COVID-19 business disruption experienced during the year (refer to Note 3 for further information).
eCommerce sales year to date were $616.6 million, up $166.1 million or 36.9%, compared to $450.5 million in the prior year. eCommerce sales accounted for 20.3% of year to date sales, up from 11.3% of total sales in the prior year. Brick and mortar same store sales declined 30.1% from the prior period.
The breakdown of the sales performance is set out in the table below:

	Change from previous year
Year to date Fiscal 2021	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	(20.2)%	(2.6)%	(22.8)%	—%	(22.8)%	$2,786.8
International segment	(23.1)%	(6.8)%	(29.9)%	0.1%	(29.8)%	$232.8
Other segment (1)	nm	nm	nm	nm	nm	$20.8
Signet	(20.4)%	(3.2)%	(23.6)%	(0.1)%	(23.7)%	$3,040.4
(1)     Includes sales from Signet’s diamond sourcing initiative.
nm Not meaningful.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2021	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
North America segment	$390	$396	(1.3)%	0.8%	(18.9)%	(0.3)%
International segment (3)	£167	£146	11.3%	(0.7)%	(30.8)%	(5.5)%
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
North America sales
The North America segment’s total sales were $2.79 billion compared to $3.61 billion in the prior year, down 22.8%. Same store sales decreased 20.2% compared to an increase of 0.2% in the prior year. North America’s ATV decreased (1.3)%, while the number of transactions decreased 18.9%. The declines noted reflect the impact of the temporary closures of all North America stores beginning on March 23, 2020, as a result of COVID-19, which began reopening in May 2020 as noted above. The decline in sales also reflects the impact of permanent store closures of approximately $119 million.
eCommerce sales increased 49.1%, while brick and mortar same store sales decreased 29.8%.
International sales
The International segment’s total sales decreased 29.8% to $232.8 million compared to $331.8 million in the prior year and decreased 29.9% at constant exchange rates. Same store sales decreased 23.1% compared to a decrease of 5.8% in the prior year. The ATV increased 11.3% over prior year, while the number of transactions decreased 30.8%. The declines noted reflect the impact of the temporary closures of all UK stores beginning on March 24, 2020, as a result of COVID-19, which began reopening in June 2020.
Cost of sales and gross margin
In the third quarter of Fiscal 2021, gross margin was $434.5 million or 33.4% of sales compared to $367.7 million or 31.0% of sales in the prior year comparable period. In the 39 weeks ended October 31, 2020, gross margin was $863.0 million or 28.4% of sales compared to $1,325.8 million or 33.3% of sales in the prior year comparable period. The increase in gross margin rate for the third quarter of Fiscal 2021, compared to prior year quarter, was primarily driven by higher sales volume driving better leverage on fixed costs, as well as the favorable impact of costs savings initiatives, primarily related to lower store occupancy costs.

The decline in gross margin rate for the 39 weeks ended October 31, 2020, compared to prior year, was primarily driven by a reduction in service revenue recognition relating to warranties while stores were temporarily closed, as well as lower sales resulting from the temporary store closures stemming from COVID-19, which led to a deleveraging on fixed store occupancy costs. The rate decline was partially offset through transformation cost savings, driven primarily by lower occupancy costs lower inventory related costs.
Selling, general and administrative expenses (“SG&A”)
In the third quarter of Fiscal 2021, SG&A was $389.3 million or 29.9% of sales compared to $398.4 million or 33.5% of sales in prior year quarter. SG&A decreased primarily due to lower staff costs, inclusive of closed stores, and the benefits of transformation cost savings, offset by higher advertising expense, incentive compensation, and the provision for credit losses (see Note 11 for further information).
In the 39 weeks ended October 31, 2020, SG&A was $1,013.6 million or 33.3% compared to $1,285.0 million or 32.3% of sales in the prior year comparable period. SG&A decreased primarily due to lower staff costs, inclusive of closed stores, and the impact of furloughed store and support center employees as a result of the COVID-19 disruption to the business. SG&A in Fiscal 2021 also reflects lower advertising expenses and the benefits of transformation cost savings, offset by the provision for credit losses (see Note 11 for further information).
Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, called “Signet Path to Brilliance” (the “Plan”), to, among other objectives, reposition the Company to be a share gaining, OmniChannel jewelry category leader. Restructuring charges of $3.6 million and $9.2 million were recognized in the 13 weeks ended October 31, 2020 and November 2, 2019, respectively, primarily related to store closures, severance costs, and professional fees for legal and consulting services related to the Plan.
Restructuring charges of $45.2 million and $59.4 million were recognized in the 39 weeks ended October 31, 2020 and November 2, 2019, respectively, primarily related to store closures, severance costs, and professional fees for legal and consulting services related to the Plan. See Note 5 for additional information.
Asset impairments
During the third quarter of Fiscal 2021, the Company recorded non-cash, pre-tax asset impairment charges of $1.5 million, all of which related to long-lived assets. For the 39 weeks ended October 31, 2020, the Company recorded charges related to the impairment of goodwill, intangible assets and long-lived assets of $10.7 million, $83.3 million and $64.1 million, respectively. See Notes 13 and 15 for additional information on the asset impairments.
In addition, during the 39 weeks ended August 3, 2019, a non-cash immaterial out-of-period adjustment of $47.7 million, with $35.2 million related to Zales goodwill and $12.5 million related to R2Net goodwill, was recognized within asset impairments on the condensed consolidated statements of operations related to an error in the calculation of goodwill impairments during Fiscal 2019.
Other operating income (loss)
During the 39 weeks ended October 31, 2020, other operating income (loss) was $4.3 million primarily driven by the gains recognized as a result of the Company liquidating derivative financial instruments primarily related to forecasted commodity purchases that were deemed no longer effective in light of the economic circumstances altered by COVID-19. These gains were offset by a charge of $7.5 million, net of insurance recoveries, related to the settlement of previously disclosed shareholder litigation matters. See Note 16 and Note 21 for additional information on these matters.
Operating income (loss)
In the third quarter of Fiscal 2021, operating income (loss) was $39.7 million or 3.1% of sales, compared to $(39.9) million or (3.4)% of sales in the prior year third quarter. These results reflected the Company's ability to capture pent up demand from the second quarter, as well as intentional marketing and promotional efforts to drive early holiday demand, helping to mitigate traditionally high traffic days. Additionally, operating income (loss) was favorably impacted by transformation cost savings, inclusive of closed stores year over year, offset by higher advertising and incentive compensation.

Signet’s operating income (loss) by segment for the third quarter is as follows:

	Fiscal 2021		Fiscal 2020
(in millions)	$	% of segment sales	$	% of segment sales
North America segment(1)	$52.9	4.5%	$(10.7)	(1.0)%
International segment(2)	1.6	1.5%	(5.9)	(5.5)%
Other segment (3)	1.3	nm	(1.5)	nm
Corporate and unallocated expenses (4)	(16.1)	nm	(21.8)	nm
Operating income (loss)	$39.7	3.1%	$(39.9)	(3.4)%
(1)    Operating income (loss) during the 13 weeks ended October 31, 2020 includes a $2.2 million charge related to inventory charges recorded in conjunction with the Company’s restructuring activities. Additionally, operating income (loss) during the 13 weeks ended October 31, 2020 includes charges of $0.7 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 13 weeks ended October 31, 2020 also includes asset impairment charges of $1.5 million. Operating income (loss) during the 13 weeks ended November 2, 2019 includes $1.4 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 13 weeks ended November 2, 2019 includes $5.5 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities.See Note 5, Note 13, and Note 15 for additional information.
(2)    Operating income (loss) during the 13 weeks ended October 31, 2020 includes charges of $3.0 million related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 13 weeks ended November 2, 2019 includes $0.8 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities.See Note 5, Note 13, and Note 15 for additional information.
(3)    Operating income (loss) during the 13 weeks ended October 31, 2020 includes a $0.2 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities. See Note 5 for additional information.
(4)    Operating income (loss) during the 13 weeks ended October 31, 2020 includes a credit of $0.1 million primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 13 weeks ended November 2, 2019 include charges of $2.9 million related to charges recorded in conjunction with the Company’s restructuring activities. See Note 5 for additional information.
nm    Not meaningful.

In the year to date period of Fiscal 2021, operating income (loss) was $(349.6) million or (11.5)% of sales, compared to $(64.9) million or (1.6)% of sales in the prior year period. The decrease reflects the unfavorable impact of the temporary closures of all stores as a result of COVID-19, including the impacts of lower sales and higher asset impairment charges, offset by lower staff costs and other variable costs. Additionally, operating income (loss) was favorably impacted by the transformation cost savings, driven by lower staff costs and lower fixed occupancy costs.
Signet’s operating income (loss) by segment for the year to date period is as follows:

	Fiscal 2021		Fiscal 2020
(in millions)	$	% of segment sales	$	% of segment sales
North America segment(1)	$(238.3)	(8.6)%	$29.4	0.8%
International segment(2)	(52.6)	(22.6)%	(16.5)	(5.0)%
Other segment (3)	0.8	nm	(14.4)	nm
Corporate and unallocated expenses (4)	(59.5)	nm	(63.4)	nm
Operating income (loss)	$(349.6)	(11.5)%	$(64.9)	(1.6)%
(1)    Operating income (loss) during the 39 weeks ended October 31, 2020 includes a $1.6 million charge related to inventory charges recorded in conjunction with the Company’s restructuring activities. Additionally, operating income (loss) during the 39 weeks ended October 31, 2020 includes charges of $37.3 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 39 weeks ended October 31, 2020 also includes asset impairment charges of $136.9 million. Operating income (loss) during the 39 weeks ended November 2, 2019 includes a $47.7 million out-of-period goodwill adjustment. In addition, operating income (loss) during the 39 weeks ended November 2, 2019 includes $2.6 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 39 weeks ended November 2, 2019 includes $37.7 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities.See Note 5, Note 13, and Note 15 for additional information.
(2)    Operating income (loss) during the 39 weeks ended October 31, 2020 includes charges of $7.6 million related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities. Additionally, operating income (loss) during the 39 weeks ended October 31, 2020 includes asset impairment charges of $21.2 million. Operating income (loss) during the 39 weeks ended November 2, 2019 includes $2.4 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities.See Note 5, Note 13, and Note 15 for additional information.
(3)    Operating income (loss) during the 39 weeks ended October 31, 2020 includes a $0.2 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities. Operating income (loss) during the 39 weeks ended November 2, 2019 includes charges of $3.2 million related to inventory charges recorded in conjunction with the Company’s restructuring activities. See Note 5 for additional information.
(4)    Operating income (loss) during the 39 weeks ended October 31, 2020 includes a net charge of $7.5 million related to the settlement of previously disclosed shareholder litigation matters, inclusive of expected insurance proceeds. Operating income (loss) during the 39 weeks ended October 31, 2020 includes charge of $0.3 million primarily related to severance and professional fees recorded in conjunction with the Company’s restructuring activities. Operating income (loss) during the 39 weeks ended November 2, 2019 include charges of $19.3 million related to charges for severance and professional fees recorded in conjunction with the Company’s restructuring activities. See Note 5 and Note 21 for additional information.
nm    Not meaningful.
Interest expense, net
In the 13 and 39 weeks ended October 31, 2020, net interest expense was $9.1 million and $25.6 million, respectively, compared to $8.6 million and $27.9 million in the 13 and 39 weeks ended November 2, 2019, respectively. During the third quarter of Fiscal 2021, the increase is primarily due to higher average borrowings compared to prior year quarter.
During the 39 weeks ended October 31, 2020, the reduction is primarily due to the favorable impact of lower average interest rates due to the debt refinancing during the third quarter of Fiscal 2020 partially offset by higher average borrowings compared to prior year comparable periods.
Other non-operating income, net
In the third quarter of Fiscal 2021, other non-operating income, net, was $0 million compared to $7.0 million in the prior third quarter. The third quarter of Fiscal 2020 reflects a $6.7 million net gain related to the completion of the Company’s debt refinancing, which consists of an $8.7 million net gain on the early extinguishment of senior notes, partially offset by a $2.0 million write-off of unamortized debt issuance costs related to the termination of the Company’s prior Credit Facility. See Note 18 for additional information.
Income taxes
In the third quarter of Fiscal 2021, the income tax expense was $21.3 million, an effective tax rate (“ETR”) of 69.6%, compared to the income tax benefit of $6.0 million, an ETR of 14.5% in the prior year comparable period. The ETR for the 13 weeks ended October 31, 2020, was unfavorably impacted by the reduction in the anticipated benefit of the CARES Act for the rate benefit of the net operating losses incurred in Fiscal 2021 to be carried back to tax years with higher enacted tax rates and increase in valuation allowance recorded against certain US and state deferred tax assets. The Company’s effective tax rate for the same period during the prior year was unfavorably impacted by the non-tax deductible goodwill impairment charge recognized in the prior year.

In the year to date period of Fiscal 2021, the income tax benefit was $105.4 million, an ETR of 28.1%, compared to income tax benefit of $3.7 million, an ETR of 4.3% in the prior year comparable period. The increase in the ETR is primarily due to the anticipated benefit of $97.4 million relating to the CARES Act offset by the unfavorable impact of the valuation allowance recorded against certain US and state deferred tax assets of $66.9 million and the impairment of goodwill which was not deductible for tax purposes. The year to date ETR in the prior year comparable period was also impacted by the anticipated annual mix of pre-tax income by jurisdiction and the unfavorable impact of non-tax deductible goodwill impairment recognized in the prior year. Refer to Note 10 for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its ABL Revolving Facility (defined below). As of October 31, 2020, the Company had $1,332.6 million of cash and cash equivalents and $1,041.2 million of outstanding debt.
During Fiscal 2021, the Company has accelerated its transformation efforts and focused on prioritizing digital investments in both technology and talent, to enhance its new and modernized eCommerce platform and to optimize the OmniChannel shopping journey for its customers. This includes flexible fulfillment capabilities which unlock store level inventory and enable buy online pick up in-store, as well as a continued strategic focus on inventory management to align with customer preferences. The Company’s cash discipline has also led to more efficient working capital, through both the extension of payment terms with the Company’s vendor base, as well through continued inventory reduction efforts. In addition, structural cost reductions during Fiscal 2021 under the Company’s transformation strategy are expected to result in at least $100 million of annual cost savings that will be used to fuel strategic investments and enhance liquidity.

In addition to its strategic initiatives, as a result of COVID-19 in Fiscal 2021, the Company took temporary actions to preserve liquidity, which included reduced overall capital expenditures, significant reductions to discretionary spend, the implementation of temporary reduced work hours and furloughs across store and support center teams, as well as reduced cash compensation for executives and the Company’s Board of Directors. The Company also temporarily suspended its common dividend program and has paid its preferred dividends during each quarter of Fiscal 2021 “in-kind”.
As a prudent measure to increase the Company’s financial flexibility and bolster its cash position, during the first quarter of Fiscal 2021, the Company elected to access an additional $900 million on the ABL Revolving Facility. The Company paid down $300 million of the ABL Revolving Facility during the 13 weeks ended October 31, 2020, as well paid down an additional $190 million in November 2020.
If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of October 31, 2020, the threshold related to the fixed coverage ratio was approximately $132 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of our other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
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
Signet derives most of its operating cash flows through the sale of merchandise and extended service plans. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by third-party credit or debit card. As further discussed in Note 11, the Company has outsourced its prime credit portfolio and a substantial portion of its non-prime credit portfolio, and it receives cash from its outsourced financing partners (net of applicable fees) within two days of the customer sale. Offsetting these receipts, the Company’s largest operating expenses are the purchase of inventory, store occupancy costs (including rent), and payroll and payroll-related benefits.
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2021 and Fiscal 2020:

	39 weeks ended
(in millions)	October 31, 2020	November 2, 2019
Net cash provided by operating activities	$606.7	$113.5
Net cash used in investing activities	(37.7)	(99.9)
Net cash provided by (used in) financing activities	395.1	(15.5)
Increase (decrease) in cash and cash equivalents	$964.1	$(1.9)

Cash and cash equivalents at beginning of period	$374.5	$195.4
Increase (decrease) in cash and cash equivalents	964.1	(1.9)
Effect of exchange rate changes on cash and cash equivalents	(6.0)	(4.9)
Cash and cash equivalents at end of period	$1,332.6	$188.6
Operating activities
Net cash provided by operating activities was $606.7 million compared to net cash provided by operating activities of $113.5 million in the prior year comparable period, primarily due to the Company’s ongoing cost control and working capital management initiatives, as well as temporary measures in place to manage liquidity as a result of the impacts of COVID-19, offset by the impacts of the pandemic on the Company’s operating results.
•Net loss was $269.5 million compared to net loss of $81.6 million in the prior year period, an increase of $187.9 million.
•Net loss for the period was significantly impacted by changes in deferred tax liabilities, which increased $149.1 million compared to a decrease of $0.4 million in the prior year period offset by changes in current income taxes of $99.7 million compared to $7.6 million in the prior year. This was primarily the result of the net operating loss carried back and filed in the first quarter in accordance with the provisions of the CARES Act, offset by an increase in the valuation allowance related to certain deferred tax assets in the US. During the third quarter of Fiscal 2021, the Company collected approximately $164 million related to loss carryback filed earlier in the year under the CARES Act. Refer to Note 10.
•Non-cash impairment charges were $158.1 million compared to $47.7 million in the prior year period. See Note 13 for additional information regarding asset impairments.
•Cash provided by other assets and other receivables was $188.2 million, compared to $4.0 million in the prior year period, and was driven primarily by the collection of insurance proceeds related to the shareholder litigation settlement described in Note 21. Offsetting these cash proceeds was the payment of the settlement amount during the second quarter, which resulted in cash used by accrued expenses and other liabilities of $192.5 million in Fiscal 2021 compared to $30.5 million in the prior year.
•Cash provided by inventory was $151.1 million compared to cash used of $133.0 million in the prior year period. This increase was driven by the Company’s continued inventory reduction initiatives and the lower store count of 315 stores compared to prior year-end.
•Cash provided by accounts payable was $325.2 million compared to cash provided of $183.7 million in the prior year period. This increase was driven by the Company’s aggressive working capital management initiatives throughout Fiscal 2021, including the extension of payment terms with numerous vendors during the year.
•Cash provided by changes in operating leases was $43.9 million in Fiscal 2021, compared to cash used of $8.0 million in the prior year period, driven by the Company’s deferral of rent payments due in the months of April through July 2020, which are now expected to be paid primarily in early Fiscal 2022. See Note 14 for further information.

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
Investing activities
Net cash used in investing activities in the 39 weeks ended October 31, 2020 was $37.7 million compared to net cash used in investing activities of $99.9 million in the prior period. Cash used in Fiscal 2021 was primarily related to strategic capital investments in digital and IT, compared to Fiscal 2020 which related primarily to capital expenditures associated with new stores, remodels of existing stores, and capital investments in IT.
Stores opened and closed in the 39 weeks ended October 31, 2020:

Store count by segment	February 1, 2020	Openings	Closures	October 31, 2020
North America segment(1)	2,757	1	(219)	2,539
International segment(1)	451	—	(97)	354
Signet	3,208	1	(316)	2,893
(1)    The net change in selling square footage for Fiscal 2021 year to date for the North America and International segments was (6.4%) and (14.0%), respectively.
Financing activities
Net cash provided by financing activities in the 39 weeks ended October 31, 2020 was $395.1 million, comprised primarily of net borrowings of $435.8 million, partially offset by $27.1 million for dividend payments on common and preferred shares. The reduction in cash payments for dividends in the current year was the result of the Company’s cash management efforts described above. See further information on debt movements below.
Net cash used in financing activities in the 39 weeks ended November 2, 2019 was $15.5 million, comprised primarily of $81.4 million for dividend payments on common and preferred shares, partially offset by net borrowings of $72.2 million. See further information on debt movements below.
Movement in cash and indebtedness
Cash and cash equivalents at October 31, 2020 were $1,332.6 million compared to $188.6 million as of November 2, 2019. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At October 31, 2020, Signet had $1,041.2 million of outstanding debt, comprised of $147.6 million of Senior Notes, $790.0 million on the ABL Revolving Facility, $100.0 million on the FILO Term Loan Facility, and $3.6 million of other loans and bank overdrafts. On March 19, 2020, as a prudent measure in response to COVID-19 to increase the Company’s financial flexibility and bolster its cash position, the Company elected to access $900 million on the $1.5 billion ABL Revolving Facility. The Company repaid $300 million on the ABL Revolving Facility during the 13 weeks ended October 31, 2020, and paid down an additional $190 million during November 2020.
At November 2, 2019, Signet had $795.5 million of outstanding debt, comprised of $147.5 million of Senior Notes, $543.0 million on the ABL Revolving Facility, $100.0 million on the FILO Term Loan Facility on a term loan facility and $5.0 million of bank overdrafts. On September 27, 2019, in connection with the issuance of the ABL Facility, the Company repaid and terminated the Credit Facility. On September 5, 2019, Signet UK Finance announced the commencement of the Tender Offer. An aggregate principal amount of $239.6 million, which represented a purchase price of $950.00 per $1,000.00 in principal amount of the Senior Notes, were validly tendered. See Note 18 for more details.
The Company had stand-by letters of credit outstanding of $16.6 million as of October 31, 2020 that reduces borrowing capacity under the ABL Revolving Facility.

Net cash was $292.8 million as of October 31, 2020 compared to net debt of $605.2 million as of November 2, 2019. Refer to the non-GAAP measures discussed above for the definition of net cash (debt) and reconciliation to its most comparable financial measure presented in accordance with GAAP.
CONTRACTUAL OBLIGATIONS
Signet’s contractual obligations and commitments as of October 31, 2020 and the effects such obligations and commitments are expected to have on Signet’s liquidity and cash flows in future periods have not changed materially outside the ordinary course from those disclosed in Signet’s Annual Report on Form 10-K for the year ended February 1, 2020 filed with the SEC on March 26, 2020.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales as well as accounts for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
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
Long-lived assets
Long-lived assets of the Company consist primarily of property, plant and equipment and operating lease right-of-use (ROU) assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the undiscounted cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the store asset group, based on the Company’s internal business plans. If the undiscounted cash flow for the store asset group is less than its carrying amount, the long-lived assets are measured for potential impairment by estimating the fair value of the assets in the group, and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. The Company utilizes primarily the replacement cost method to estimate the fair value of its property and equipment, and the income capitalization method to estimate the fair value of its ROU assets, which incorporates historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates.
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

	Summarized Balance Sheets
(in millions)	October 31, 2020	February 1, 2020
Total current assets	$3,999.7	$3,421.6
Total non-current assets	2,505.1	3,009.7
Total current liabilities	2,022.8	2,119.2
Total non-current liabilities	4,496.6	4,054.9
Redeemable preferred stock	633.9	617.0
Total due from Non-Guarantors (1)	323.6	573.2
Total due to Non-Guarantors (1)	1,677.3	1,825.8
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	39 weeks ended	Year Ended
(in millions)	October 31, 2020	February 1, 2020
Sales	$2,834.4	$5,656.3
Gross margin	829.9	2,061.2
Income (loss) before income taxes (2)	(230.6)	1,437.8
Net income (loss) (2)	(126.2)	1,416.2
(2)    Includes income, net of expenses, from intercompany transactions with Non-Guarantors of $128.0 million for the 39 weeks ended October 31, 2020, and income of $1.4 billion for the year ended February 1, 2020. Intercompany transactions primarily include intercompany dividends and interest.

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
Signet’s market risk profile as of October 31, 2020 has not materially changed since February 1, 2020. The market risk profile as of February 1, 2020 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 26, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of October 31, 2020.
Changes in Internal Control over Financial Reporting
During the quarter ended October 31, 2020, the Company implemented a new enterprise resource planning (“ERP”) system. The new ERP system replaced certain legacy systems in which a significant portion of the Company’s business transactions originated, were processed, or were recorded. The new ERP system is intended to provide management with enhanced transactional processing, security and management tools and is an important component of the Company’s system of disclosure controls and procedures. Except for the implementation of the ERP system, during the quarter ended October 31, 2020, there were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The outbreak of COVID-19 has had a significant adverse impact on the Company’s business to date in Fiscal 2021, and this outbreak, as well as other public health crises or disease outbreaks, epidemics or pandemics, has and could continue to adversely impact Signet’s business, financial condition, results of operations and cash flows and has or could exacerbate other risk factors.

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
While we have re-opened our stores consistent with government guidelines, in connection with the widespread protests across the country and out of concern for the well-being of its customers and employees, the Company made the decision to temporarily close a small percentage of its stores throughout the year, and a resumption of widespread protesting could result in similar impacts to the Company’s operations. Additionally, there is significant uncertainty around our customers’ willingness to visit retail stores even after they are reopened. Social distancing protocols, government mandated occupancy limitations, modification to store hours and general consumer behaviors due to COVID-19 may continue to negatively impact store traffic and Company sales. Such negative impacts may be exacerbated during peak traffic times such as the Holiday shopping season. Further, while we have implemented strict safety protocols in stores that we have re-opened, there is no guarantee that such protocols will be effective or be perceived as effective, and any virus-related illnesses linked or alleged to be linked to our stores, whether accurate or not, may negatively affect our reputation, operating results and/or financial condition. The COVID-19 pandemic also has disrupted the Company’s global supply chain, and may cause additional disruptions to operations, including increased costs of production and distribution. In addition, there could be further adverse impacts if employees of the Company become sick, continue to be quarantined, or are otherwise limited in their ability to work at Company locations or travel. The Company may experience increased operational challenges due to the implementation of work from home policies for both office employees and store employees whose stores are temporarily closed. Remote working arrangements may increase risks associated with the Company’s information systems such as the risk of cybersecurity incidents or system failures, which could have an adverse effect on the Company’s business.
The uncertainty around the duration of business disruptions, the possibility of additional periods of increases or spikes in the number of COVID-19 cases; pace of the recovery when the pandemic subsides; whether a vaccine or a cure that mitigates the effect of the virus will be synthesized and, if so, when such vaccine or cure will be ready for public use; and the extent of the spread of the virus in the United States and to other areas of the world, could continue to adversely impact the national or global economy and negatively impact consumer spending, particularly discretionary spending, and our stock price. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results, our level of indebtedness and covenant compliance, our ability to raise additional capital, our ability to execute our business plans, our access to and cost of financing, our lease obligations and relationships with our landlords, asset impairments, and our ability to execute and capitalize on our strategies. The full extent of COVID-19 on the Company’s operations, financial performance, and liquidity, depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions and the actions to contain the virus or treat its impact, among others.

To the extent that COVID-19 has affected and continues to adversely affect the U.S. and global economy, our business, results of operations, cash flows, or financial condition, it has heightened, and may continue to heighten, other risks described in the “Risk Factors” section in our annual report on Form 10-K for the year ended February 1, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the third quarter of Fiscal 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
August 2, 2020 to August 29, 2020	806	$12.35	—	$165,586,651
August 30, 2020 to September 26, 2020	9,102	$17.79	—	$165,586,651
September 27, 2020 to October 31, 2020	552	$21.95	—	$165,586,651
Total	10,460	$17.59	—	$165,586,651
(1)    Includes 10,460 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.
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

Signet Jewelers Limited

Date:	December 3, 2020	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial Officer (Principal Financial Officer)