Form 10-K
period 2021-01-30
SIGNET JEWELERS LTD
filed 2021-03-19
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to
Commission file number 1-32349

SIGNET JEWELERS LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
Clarendon House
2 Church Street
Hamilton HM11
Bermuda
(Address of principal executive offices)

Registrant’s telephone number, including area code: (441) 296 5872
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of August 1, 2020 was $554,810,368.
Number of common shares outstanding on March 12, 2021: 52,344,941
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant will incorporate by reference information required in response to Part III, Items 10-14, from its definitive proxy statement for its annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after January 30, 2021.

SIGNET JEWELERS LIMITED
FISCAL 2021 ANNUAL REPORT ON FORM 10-K

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
Throughout this Annual Report on Form 10-K, financial data has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). However, Signet provides certain additional non-GAAP measures in order to provide increased insight into the underlying or relative performance of the business. An explanation of each non-GAAP measure used can be found in Item 7.
Fiscal year, fourth quarter and Holiday Season
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2022,” “Fiscal 2021,” “Fiscal 2020,” and “Fiscal 2019,” refer to the 52 week periods ending January 29, 2022, January 30, 2021, February 1, 2020, and February 2, 2019. Fourth quarter references relate to the 13 weeks ended January 30, 2021 (“fourth quarter”) and February 1, 2020 (“prior year fourth quarter”).
As used herein, the “Holiday Season” consists of results for the months of November and December.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” "preliminary," “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: the negative impacts that the COVID-19 pandemic has had, and will continue to have, on Signet’s business, financial condition, profitability and cash flows; the effect of steps we take in response to the pandemic; the severity and duration of the pandemic, including whether it is necessary to temporarily reclose our stores, distribution centers and corporate facilities or for our suppliers and vendors to temporarily reclose their facilities; the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain, consumer behaviors such as spending and willingness to congregate in shopping centers and the impact on demand of our products, our level of indebtedness and covenant compliance, availability of adequate capital, our ability to execute our business plans, our lease obligations and relationships with our landlords, and asset impairments; general economic or market conditions; financial market risks; our ability to optimize Signet's transformation initiative; a decline in consumer spending or deterioration in consumer financial position; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the relevant non-prime outsourcing agreement requiring transition to alternative arrangements through other providers or alternative payment options and our ability to successfully establish future arrangements for the forward-flow receivables; deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes, global economic conditions or other developments related to the United Kingdom’s exit from the European Union; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals; stakeholder reactions to disclosure regarding the source and use of certain minerals; seasonality of Signet’s business; the merchandising, pricing and inventory policies followed by Signet and failure to manage inventory levels; Signet’s relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize Signet's multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of Signet’s OmniChannel retailing and ability to increase digital sales; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize Signet’s real estate footprint; the ability to satisfy the accounting requirements for “hedge accounting,” or the default or insolvency of a counterparty to a hedging contract; the performance of and ability to recruit, train, motivate and retain qualified sales associates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to a new financial reporting information technology system; security breaches and other disruptions to Signet’s information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in taxation laws, rules or practices in the US and jurisdictions in which Signet’s subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce; risks related to international laws and Signet being a Bermuda corporation; difficulty or delay in executing or integrating an acquisition, business combination, major business or strategic initiative; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions; the success of recent changes in Signet’s executive management team; or the impact of weather-related incidents, natural disasters, strikes, protests, riots or terrorism, acts of war or another public health crisis or disease outbreak, epidemic or pandemic on Signet’s business.
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

PART I
ITEM 1. BUSINESS
PURPOSE & STRATEGY
Signet Jewelers Limited’s (“Signet” or the “Company”) core belief is that “Love Inspires Love” and its mission is to enable all people to “Celebrate Life and Express Love.” The Company’s vision is to be the world’s premier jeweler by providing customers with superior shopping and ownership experiences, connecting with them seamlessly across channels, earning their trust, and providing superior expertise, value, products, and services to meet their lifetime jewelry needs and desires.

Signet continues to be the market share leader in North America in the large, growing and fragmented jewelry category, with the opportunity for additional growth as the Company leverages its strengths and competitive advantages.

Impact of COVID-19 on Signet’s strategy

The Company's strategy discussed herein does not take into account continuing or new material impacts of the novel coronavirus (“COVID-19”) pandemic. Beginning in late February 2020, this outbreak has had multiple impacts to the Company’s business, including, but not limited to, the temporary closure of all stores and other physical locations in North America and in the UK, and temporary disruption of the Company’s global supply chain. While the Company responded to this crisis with agility and innovation in order to deliver strong second half results in Fiscal 2021, despite incredible challenges, the full impact of the pandemic remains uncertain. Full economic and market recovery from the pandemic could take up to two or more years. As the Company continues to assess the full impact of COVID-19 on its business, it may ultimately decide to modify, delay or otherwise defer certain elements of its strategy. Refer to Item 1A, Risk Factors, for further potential impacts and risks associated with COVID-19.

From Path to Brilliance to Inspiring Brilliance

In Fiscal 2019, Signet launched a three-year comprehensive transformation plan, “Path to Brilliance,” to establish the Company as the OmniChannel jewelry category leader and to position its businesses for sustainable long-term growth. In the three years since Path to Brilliance was launched, the Company has delivered substantially against its three strategic priorities: Customer First, OmniChannel, and Culture of Agility and Efficiency. Customer First focused the Company’s energy; OmniChannel directed its investments; and Culture of Agility and Efficiency increased speed and drove out costs that customers don’t see or care about. The investments and new capabilities built during the past three years laid the foundation for strong results and momentum in the second half of Fiscal 2021.

While there is still significant value to be realized from the original Path to Brilliance strategic priorities, the fundamental objectives of this program have been achieved: Signet believes it is a much stronger Company today than it was three years ago – strategically, financially, and organizationally. After losing share to smaller specialty jewelry stores, online, and non-specialty retailers since Fiscal 2016, Signet returned to share growth in the back half of Fiscal 2021 as its Path to Brilliance strategies took hold. The Company outperformed competitors during the post-COVID-19 rebound, with growth consistently ahead of the total jewelry market, the mid-tier segment, and independent jewelers.

Now, the Company is transitioning into the next phase of its Path to Brilliance strategy, driven by its corporate purpose of Inspiring Love and focused on sustainable, industry-leading growth. This next phase of the strategy is a continuing journey that the Company defines as “Inspiring Brilliance” – the brilliance of delighting customers with products, services, and relationships inspired by the enduring power of love. The core objectives are to create a broader mid-market and to increase Signet’s share of that larger market as the industry leader.

Creating a Broader Mid-market: During its Path to Brilliance transformation, Signet went from share erosion in its core segments to share growth. Now, we believe the Company is well-positioned to lead growth of the mid-market by focusing on four “Where to Play” growth strategies:

•Win in Big Businesses: Invest in and keep the Company’s largest businesses healthy and growing by continuing to align Signet banners with the customers they serve best and leading innovation that will help ensure they win. Signet’s biggest banners – Kay Jewelers in the U.S., H. Samuel in the U.K., and People’s Jewellers in Canada – are all the #1 brands in their respective markets. Further, Signet is the market leader in the bridal category in each of these markets. Keeping these big businesses strong is an unrelenting priority for the Company.

•Accelerate Services: Signet will leverage an ongoing stream of services and experiences to connect and build bonds with Signet customers for a lifetime. The Company expects to expand and improve existing services (care/repair, extended service plans), deepen relationships with new piercing and financial services, and innovate with marketplace opportunities not yet available in the jewelry industry.

•Expand Accessible Luxury and Value: The Company intends to expand the mid-market segment by stretching up the top of the mid-tier with greater focus on accessible luxury and the bottom tier with greater focus on value. This includes our goal of growing Piercing Pagoda and Outlets over time into billion-dollar businesses.

•Lead Digital Commerce: As more consumers make more purchases online, the Company will aim to be present whenever, wherever and however customers want to engage. This means increasing the percentage of Signet’s business coming through eCommerce, its share of eCommerce purchases, and its participation in social commerce with bespoke content and influencers.
Evolving our Key Strengths: To win in these spaces, the Company will draw inspiration from its Purpose - Inspiring Love - and plans to leverage core strengths that it has grown substantially over the past three years: Consumer Inspired, Connected Commerce, and a Culture of Innovation and Agility.

•Consumer Inspired: When Signet began its Path to Brilliance journey, it focused on strengthening relationships with existing customers. Now, the Company is focused on further growing its customer base by drawing inspiration from inside and outside the jewelry industry to drive innovation. Signet’s ability to leverage data and access unique customer insights is emerging as a clear and sustainable competitive advantage.

•Connected Commerce: Signet moved from a bricks-and-mortar-centric business model to an OmniChannel strategy. Now, it is positioning itself to win with connected-commerce capabilities. By intentionally shifting the organization’s mindset from store-centric to consumer centric, Signet will innovate to bring the best of its people, stories and products to customers wherever, whenever and however they choose to browse, engage or shop in integrated and delightful ways.

•Culture of Innovation and Agility: Signet is committed to be the innovation leader of every business in which it competes and to operate with the agility required to learn, grow and lead. The Company will continue to encourage leadership and fast-paced iterative learning at every level, to empower agile work teams, to inspire Design Thinking approaches to problem solving, and to nurture an environment in which innovation, diversity and transformational productivity are signature characteristics of the Signet culture.

OVERVIEW
Signet is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. The Company operated 2,833 stores and kiosks as of January 30, 2021, and manages its business by geography, a description of which follows:
•The North America segment operated 2,381 locations in the US and 100 locations in Canada as of January 30, 2021.
◦In the US, the segment primarily operated in malls and off-mall locations under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); and JamesAllen.com. Additionally, in the US, the segment operated mall-based kiosks under the Piercing Pagoda banner.
◦In Canada, the segment primarily operated under the Peoples banner (Peoples Jewellers).
•The International segment operated 352 stores in the UK, Republic of Ireland and Channel Islands as of January 30, 2021.
Certain Company activities are managed in the “Other” segment for financial reporting purposes, including the Company’s diamond sourcing function and its diamond polishing factory in Botswana. See Note 5 of Item 8 for additional information regarding the Company’s reportable segments.
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

In addition to the core strengths noted above, Signet believes its competitive advantages include strong store banner recognition, outstanding customer experience, branded differentiated and exclusive merchandise, data-driven marketing and advertising, diversified real estate portfolio, an efficient and flexible supply chain, and services including financing and lease purchase options, extended service plans, repair and customer design, and piercing, among others.
OmniChannel
As a specialty jeweler, Signet’s business differs from many other retailers such that a purchase of merchandise from any of Signet’s stores is not only viewed as an important experience but is also personal and intimate. Due to this dynamic, customers often invest time on Signet websites, through conversational commerce and on social media to experience the merchandise assortments prior to visiting brick-and-mortar stores to execute a purchase transaction. Particularly related to high value transactions, customers will supplement their online experience with an in-store visit prior to finalizing a purchase.

Through Signet’s websites, the Company educates customers about the jewelry category, and provides them with a source of information on products, brands, and available merchandise, as well as the ability to buy online. Signet’s websites are integrated with a customer’s local store, so that merchandise ordered online may be delivered to their store or at home. Banner websites continue to make an important and growing contribution to the customer experience, as well as to each Segment’s marketing programs. Signet’s OmniChannel strategy will continue to focus on:

•Investments in technology to enhance the customer journey. These include developing AI driven conversational commerce, the ability to virtually try on products, visual search tools, configuration capability, jewelry related services enhanced personalization / behavioral targeting, creative execution and brand differentiation. In addition, Signet will continue to focus on customer first delivery options (such as buy online, pick up in store, “BOPIS”, same day delivery, curbside pickup), creating a seamless customer experience between the websites, virtual selling and in stores, making it easier for customers whenever and however they choose to shop with Signet.

•The expansion of asynchronous messaging with intent recognition and the ability to route to the appropriate expert based on that intent recognition whether that be a sales expert for engagement rings, watches or other gifts, or service to an existing order or purchase.

•Increased use of powerful customer-based data analytics to achieve a more comprehensive view of the customer, which is expected to allow the Company to follow up on previous purchases as well as anticipate their needs.

•Adding new capability to Signet’s digital customer clientele program, which enables the Company’s jewelry consultants to build a direct relationship with their customers to create a more personalized customer experience.
Signet’s supplier relationships allows the Company to display suppliers’ inventories on the banner websites for sale to customers without holding the items in its inventory until the products are ordered by customers, which are referred to as “virtual inventory.” Virtual inventory expands the choice of merchandise available to customers both online and in-store (see further in the Products and merchandising section below).
Customer experience
Signet is committed to delivering an inspiring, innovative, full service, seamlessly connected customer experience for our clients regardless of their channel of choice. The Company considers this an essential element in the success of its business. The ability to recruit, develop and retain qualified jewelry consultants is an important capability to deliver customer satisfaction. Signet has a comprehensive recruitment, training and incentive programs in place, including an annual flagship training conference in advance of the Holiday Season.
Signet continues to invest in capabilities to enhance the customer experience to make it more personalized and journey focused. In Fiscal 2019, Signet implemented a multi-phase Voice of the Customer program utilizing the Net Promoter System as a component of its Path to Brilliance transformation plan and customer first initiatives. The first phase focused on setting up the technology, establishing stable measurements throughout the shopping ecosystem for key customer journeys, and discovering how to effectively operationalize customer feedback. In Fiscal 2020, Signet expanded into phase two by providing all stores and digital properties localized access to Voice of the Customer data to manage the customer experience real-time as performance feedback is received. To further strengthen its engagement with customers, Signet also implemented a closed-loop program whereby field and customer care teams rapidly respond to customers directly about their feedback to ensure the Company is delivering the best possible experience. In Fiscal 2021, Signet continued to optimize the program through expanded measurements and listening posts, integrating Voice of the Customer with additional operational data-sources to drive greater sophistication in its customer and employee experience management, and develop additional tools to infuse the stories its customers share into the culture and their daily activities.

Banner operations
As noted above, the Company operates six banners in North America and two banners in the UK all of which operate through both online and brick and mortar retail operations. Signet has specific operating and financial criteria that must be satisfied before investing in new stores or renewing leases on existing stores, including evaluation of the mall/trade area and market potential. Substantially all of the stores operated by Signet are leased. Signet continues to reposition its store portfolio in a manner that it believes will drive greater store productivity. These efforts include development and implementation of innovative store concepts to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at exiting under-performing stores, reducing the Company’s mall-based exposure and exiting regional brands.
The store activity was as follows for Fiscal 2021 and Fiscal 2020:

	January 30, 2021	Openings(1)	Closures(1)	February 1, 2020	Openings(1)	Closures(1)	February 2, 2019
North America segment:
Mall(3)	1,602	20	(266)	1,848	31	(115)	1,932
Off-mall and outlet	879	33	(63)	909	7	(23)	925
Total North America segment store activity	2,481	53	(329)	2,757	38	(138)	2,857
International segment store activity	352	—	(99)	451	—	(26)	477
Signet total	2,833	53	(428)	3,208	38	(164)	3,334

North America Total net selling square feet (thousands)(2)	3,764			4,121			4,231
Decrease in net store selling space	(8.7)%			(2.6)%			(5.8)%

International Total net selling square feet (thousands)	408			478			499
Decrease in net store selling space	(14.6)%			(4.2)%			(4.8)%
(1)     Includes 33 store repositions in Fiscal 2021 and 18 repositions in Fiscal 2020.
(2)    Includes 133 thousand, 159 thousand, and 171 thousand square feet of net selling space in Canada as of January 30, 2021, February 1, 2020, and February 2, 2019, respectively.
(3)    Includes mall-based kiosks for the Piercing Pagoda banner.
Refer to Item 2 for additional information on the Company’s real estate portfolio.
North America Banners
The North America segment operates jewelry stores in malls, mall-based kiosks and off-mall locations throughout the US and Canada and online under national banners including Kay, Zales, Jared, Peoples and Piercing Pagoda. Additionally, the Company operates online through JamesAllen.com, as well as each of the individual banner websites.
Kay Jewelers (“Kay”)
Kay is the largest specialty retail jewelry brand in the US based on sales. Kay operates in shopping malls, off-mall centers, outlet malls and online. Kay is positioned as the champion of modern love and gratitude, the #1 jeweler for bridal and all occasion-based gifting offering a broad assortment of fine jewelry including bridal, diamond solitaire, fashion jewelry and watches.
Kay accounted for 38% of Signet’s consolidated sales in Fiscal 2021 (Fiscal 2020: 39%).
Zales Jewelers (“Zales”)
Zales Jewelers is the third largest specialty retail jewelry brand in the US, based on sales. Zales operates primarily in shopping malls, outlet malls, neighborhood power centers and online. Zales “The Diamond Store” is positioned as the style and self-expression fine jewelry authority, an emphasis on fashion oriented bridal, gifting and self-purchase consumers offering a broad range of bridal, diamond solitaire, fashion jewelry and watches.
Zales accounted for 22% of Signet’s consolidated sales in Fiscal 2021 (Fiscal 2020: 21%).
Jared The Galleria Of Jewelry (“Jared”)
Jared, which offers the broadest selection of merchandise, is the fourth largest US specialty retail jewelry brand by sales and is a leading off-mall destination specialty retail jewelry store chain. Jared is positioned with an “accessible luxury” assortment and additional services to appeal to a higher income customer and deliver higher average price points than Kay and Zales. Every Jared store has an on-site design and service center where most repairs are completed within the same day.

Jared locations are normally free-standing sites with high visibility and traffic flow, positioned close to major roads within shopping developments. Jared stores usually operate in retail centers that contain strong retail co-tenants, including big box, destination stores and some smaller specialty units.

Jared also operates an outlet-mall concept known as Jared Vault. These stores are smaller than off-mall Jared stores and offer a mix of identical products as Jared, as well as different, outlet-specific products at lower prices.
Jared accounted for 18% of Signet’s consolidated sales in Fiscal 2021 (Fiscal 2020: 18%).
Piercing Pagoda
Piercing Pagoda, the curated jewelry and piercing services brand, empowers its customers to express themselves with affordably priced selections of basic and fashion gold, silver and diamond jewelry, as well its newly launched premium VIP Collection. The brand operates online and through mall-based kiosks in high-traffic areas across the US that are easily accessible and visible in regional shopping malls. During Fiscal 2021, Piercing Pagoda implemented robust COVID-19-related hygiene protocols. The brand offers virtual styling sessions, giving customers a new digital shopping experience. Pagoda also began expanding its facial piercing offerings with the introduction of hollow needle piercing in initial, select markets, seeing opportunity to leverage this growing trend.
Piercing Pagoda accounted for 6% of Signet’s consolidated sales in Fiscal 2021 (Fiscal 2020: 5%).
JamesAllen.com (“James Allen”)
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
James Allen accounted for 6% of Signet’s consolidated sales in Fiscal 2021 (Fiscal 2020: 4%).
Peoples Jewellers (“Peoples”)
Peoples is Canada’s largest jewelry retailer and is positioned as “Canada’s #1 Diamond Store” emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Peoples operates primarily in shopping malls and online.
Peoples accounted for 3% of Signet’s consolidated sales in Fiscal 2021 (Fiscal 2020: 3%).
International Banners
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
H.Samuel accounted for 3% of Signet’s consolidated sales in Fiscal 2021 (Fiscal 2020: 4%).
Ernest Jones
Ernest Jones serves the upper middle market, with a target customer focused on high-quality, timeless jewelry.
Ernest Jones accounted for 4% of Signet’s consolidated sales in Fiscal 2021 (Fiscal 2020: 4%).
Products and merchandising
Signet believes that a competitive strength is its industry-leading merchandising. Merchandise selection, innovation, availability and value are all critical success factors. The range of merchandise offered and the high level of inventory availability are supported centrally by extensive and continuous research and testing. Signet’s jewelry merchant teams are constantly evaluating global design trends, innovating, and developing new jewelry collections, including through strategic partnerships, that resonate with customers.
Suppliers
In Fiscal 2021, the five largest suppliers collectively accounted for 18.7% of total purchases, with the largest supplier comprising 4.7%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.

Merchandise
Details of merchandise mix by major product category (excluding repairs, extended service plans and other miscellaneous sales) are shown below:

	North America	International	Consolidated
Fiscal 2021
Bridal	49%	48%	49%
Fashion	46%	20%	44%
Watches	3%	31%	5%
Other	2%	—%	2%
	100%	100%	100%
Fiscal 2020
Bridal	51%	34%	49%
Fashion	43%	26%	42%
Watches	4%	37%	7%
Other	2%	3%	2%
	100%	100%	100%
The bridal category, which includes engagement, wedding and anniversary purchases, is predominantly diamond jewelry. Like fashion jewelry and watches, bridal is to an extent dependent on the economic environment as customers can trade up or down price points depending on their available budget. Bridal represented 49% of Signet’s total merchandise sales.
The fashion category is significantly impacted by gift giving in the Holiday Season, Valentine’s Day and Mother’s Day time periods and represented 44% of Signet’s total merchandise sales during Fiscal 2021.
Merchandise is categorized as non-branded, third party branded, and branded differentiated and exclusive. Non-branded merchandise includes items and styles such as bracelets, gold necklaces, solitaire diamond rings, and diamond stud earrings. Third party branded merchandise includes mostly watches. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available from other jewelry retailers (e.g Vera Wang Love®, Neil Lane®, Disney Enchanted®).
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
Signet continues to take steps to advance its vertical integration, which includes rough diamond sourcing and processing. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for customers worldwide while achieving further efficiencies in the supply chain. Signet owns a diamond polishing factory in Gaborone, Botswana. The Company is a DeBeers sightholder, and receives contracted allocations of rough diamonds from DeBeers and Alrosa. Signet has also established a diamond liaison office in India and a diamond trading office in New York to further support its sourcing initiative.
Rough diamonds are purchased directly from the miners and then the stones are marked, cut and polished in Signet’s own polishing facility. Any stones deemed unsuitable for Signet’s needs are sold to third parties on the open market.
Marketing and advertising
Marketing is one of Signet’s most critical investments. It generates customer awareness and purchase considerations, and over time strengthens its banners and drives share growth. Effective and efficient marketing investment is a competitive advantage in the jewelry industry, which involves a discretionary purchase where the majority of the merchandise is not branded and the purchase cycle can stretch to years.
Signet’s marketing allocations between the various investment options (broadcast television and radio, direct mail, digital marketing, social media, and in store materials) have evolved over time as consumer habits and business needs change. Spend decisions are driven by the best available facts, which now use some of the most sophisticated tools on the market. In particular, marketing spend is evaluated on return-on-investment (“ROI”) wherever possible. Signet has developed sophisticated Market Mix Modeling, which separates out the ROI of individual marketing elements using multi-variant regression analysis. As marketing is at the heart of Signet’s customer first mindset, this capability has resulted in significant increases in the ROI of the Company’s marketing investments over the past two years.
As marketing activities are undertaken throughout the year, digital capabilities provide close to real-time insight into customer journeys enabling personalized journey-based communications at the most appropriate moment through social media and digital marketing. In Fiscal 2021, Signet continued to transform its marketing model by re-balancing the timing and mix of its media investments, leveraging a more personalized journey-based approach, and modernizing its content and messaging. In Fiscal 2021, Signet continued to invest more on digital and social marketing than on television advertising, and significant media efficiencies enabled it to drive more total customer impressions with less spend per impression. While the Company will maintain its strong presence in the traditional time-based holidays (Valentine’s Day, Mother’s Day, and the Holiday Season), Fiscal 2021 also paved the way for it to use complex customer data to grow its share of personal gifting occasions such as birthdays and anniversaries, as well as continue its emphasis in “always on” bridal messaging.
Signet aims to optimize the effectiveness of its creative campaigns, building on the banner differentiation strategies. The banners work with a portfolio of creative agencies and a data-savvy media agency. The banners have rigorously tested advertising to qualify content across platforms, which has improved the effectiveness of Signet’s campaigns. Through collaboration with these agencies, Signet continues to evolve its campaigns with more sophisticated, journey specific content based on in-depth customer insight.
Details of gross advertising (i.e. advertising before vendor contributions) by segment is shown below:

	Fiscal 2021		Fiscal 2020		Fiscal 2019
(in millions)	Gross advertising spending	as a % of segment sales	Gross advertising spending	as a % of segment sales	Gross advertising spending	as a % of segment sales
North America	$329.5	6.8%	$370.0	6.6%	$368.5	6.6%
International	13.5	3.8%	18.9	3.6%	19.3	3.3%
Signet	$343.0	6.6%	$388.9	6.3%	$387.8	5.8%
Other sales and services
Custom design services represent less than 5% of sales. Signet’s custom jewelry sales uses a proprietary computer selling system and in-store design capabilities. Design & Service Centers, located in Jared stores, are staffed with skilled artisans who support the custom business generated by other North American stores. The custom design and repair business has its own field management and training structure.
Repair services represent less than 5% of sales but are an important opportunity to build customer loyalty. The Jared Design & Service Centers, open the same hours as the store, also support other North American stores’ repair business.

The North America segment sells extended service plans covering lifetime repair service for jewelry and jewelry replacement plans. The Design & Service Centers also services the lifetime repair service plans for Kay, Zales and Jared in addition to supporting the chargeable repairs and custom businesses. The lifetime repair service plans cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise or a replacement option if the merchandise cannot be repaired. The extended service plans are a valuable part of the customer experience and product offerings. These plans provide the Company a higher rate of profitability than merchandise sales and are a significant component of Signet’s operating income. Jewelry replacement plans require the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged within a defined period in accordance with the plan agreement. The North America segment also offers customers a two-year fine watch warranty. Additionally, Zales and Piercing Pagoda offer a one-year jewelry replacement program, which requires the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged in accordance with the plan agreement. Refer to Note 3 in Item 8 for further information on these plans.
Customer finance
Several factors inherent in the US jewelry business support the circumstances through which Signet is positioned to generate profitable incremental business through its partner supported consumer payment programs. These factors include a high average transaction value and a significant population of customers seeking to finance merchandise, primarily in the bridal category. Signet’s consumer credit and lease programs are an integral part of its business and a major driver of customer loyalty. In North American markets, customers are offered revolving and promotional credit plans under Signet’s private label credit card programs, online payment options, a lease purchase option provided by Progressive Lease, and installment loan and split-payment options provided by Affirm, allowing Signet to offer payment options that meet each customer’s individual needs. In addition, the Company has partnerships with third-party providers who directly extend credit to its customers, and who also manage and service the customers’ accounts.
Below is a summary of the payment participation rate in North America which reflects activity for in-house and outsourced credit program customers in North America, including Kay, Jared, Zales and Piercing Pagoda customers, as well as lease purchase customers:

(dollars in millions)	Fiscal 2021	Fiscal 2020
Total North America sales (excluding James Allen)	$4,539.4	$5,315.2
Credit, lease and Affirm purchase sales	$1,888.9	$2,652.4
Credit, lease and Affirm purchase sales as % of total North America sales	41.6%	49.9%
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
Comenity Bank provides credit and services to the Zales and Piercing Pagoda banners and to prime-only credit quality customers for Kay and Jared banners. Genesis Financial Solutions (“Genesis”) provides a second look program for applicants declined by Comenity Bank. For Kay and Jared banners, Signet originates non-prime receivables and sells them subject to a contractually agreed upon discount rate to funds managed by CarVal Investors (“CarVal”), Genesis, and Castlelake, L.P. (“Castlelake”). CarVal and Castlelake first began purchasing non-prime receivables in June 2018, and Genesis began purchasing non-prime receivables in January 2021 (CarVal, Castlelake, and Genesis are herein referred to, collectively, as the “Investors”). Servicing of the non-prime receivables, including operational interfaces and customer servicing, is provided by Genesis.
As a result of various agreements with the Investors during Fiscal 2021, Signet maintained all non-prime receivables for newly originated accounts from April 23, 2020 to January 11, 2021, and will continue to maintain add-on purchases for those accounts. Beginning January 11, 2021, CarVal and Genesis began purchasing the non-prime receivables on all newly originated accounts, while all Investors will continue to purchase add-on receivables on existing accounts previously purchased. These agreements are effective until June 30, 2021. Refer to Note 4 in Item 8 for additional information related to these transactions.

HUMAN CAPITAL MANAGEMENT
Signet’s People First approach

At Signet, our approach to Human Capital management starts with our core value of “People First” and creating a truly attractive, inclusive and productive company culture. We believe that thriving employees are integral to Signet’s success. Our Path to Brilliance transformation strategy was inspired by our confidence in the brilliance of the Signet team and our commitment to their success and personal growth. As a retail company, sales and customer relationships are at the core of our business model. Our success depends on our ability to attract, develop, and retain highly engaged and motivated employees. Our emphasis on rewarding our hourly employees with fair wages and competitive benefits provides a compelling package. In Fiscal 2021, Signet was named a Great Place to Work-Certified™ Company which reflects the pride, belonging and confidence of employees throughout our organization. This is a recognition that we are proud and honored to hold and we attribute this accolade to our human capital management efforts. In addition, Signet was named to the Bloomberg® Gender Equality Index for the third year in a row – the only specialty retail jeweler to do so.

Employees and demographics

As of January 30, 2021, the approximate number of full-time equivalent persons employed at Signet was 21,700 compared to 26,100 for Fiscal 2020. Approximately 90% of the Company’s workforce was employed in North America. As of January 30, 2021, our North America employees consisted of 75% female and 37% Black, Indigenous, and People of Color (“BIPOC”). Breaking down our BIPOC representation further, our employees are 13% Black, 14% Hispanic or Latinx, 5% Asian, 3% Multiracial, < 1% American Indian or Alaskan Native, and < 1% Native Hawaiian or other Pacific Islander. Additionally, 41% of our employees are over the age of 40.

Diversity, equity and inclusion

We value building a diverse workforce, embracing different perspectives, and fostering an inclusive, empowering work environment for our employees and customers. Our diversity, equity and inclusion efforts transcend all levels of our Company, from our base-level employees through our leadership team and Board of Directors (“Board”). Currently, 58 percent of our Board are gender or ethnically diverse, including five female Board members, and 60 percent of our senior vice presidents and above are gender and/or ethnically diverse. In addition, we have a long-standing commitment to equal employment opportunity, as evidenced by the Company's Equal Employment Opportunity Policy. In response to the Great Place to Work®Trust Index© Employee Survey, 89 percent of Signet employees responded, "People here are treated fairly regardless of race." Furthermore, we recognize our customer base's diversity and strive to have a workforce that is representative of such customers.

We are committed to advancing diversity, equity and inclusion in the workplace. We have implemented measures to ensure accountability through initiatives such as empowering Business Resource Groups, which are employee-led volunteer groups to improve attraction, retention, inclusion, and engagement of a diverse workforce by developing programming and initiatives. Currently, we have six Business Resource Groups: Veterans, Pride (LGBTQ+), Women, Black Employee Network, Young Professionals, and Transforming Diversity Equity and Equality (“TIDE”). In addition, during Fiscal 2021 we launched a series of town halls entitled “Signet Speaks Out” to provide a safe, open forum for employees to have honest and candid discussions about important topics such as racism. In addition, as part of our commitment to continued enhancements in our diversity, equity and inclusion efforts, we require employees to undergo annual training on unconscious bias and microaggressions.

Board oversight

Our Board plays an active role in overseeing our human capital management efforts. The full Board has worked closely with the executive management team, particularly the Chief People Officer, in helping shape the newly defined culture and focus. The Board oversight activities in this area include review of CEO and executive officer succession planning, review of diversity and other employee metrics, employee experience, and review of the Company's annual employee engagement survey results. In February 2021, the Board of Directors expanded the scope of our Compensation Committee by re-chartering it as the Human Capital Management and Compensation Committee (“Committee”). The Board had oversight responsibility for a wide range of human capital management efforts, but it was dispersed across multiple committees. We have now taken a much more integrated, holistic and focused approach to this critical responsibility. In addition to its compensation governance responsibilities, the Committee provides oversight on behalf of the Board to overall management of human capital including culture, diversity and inclusion, executive compensation programs, benefits and well-being strategy, talent management (attraction, development, and retention), performance management, and succession planning. The expanded scope of this Committee underscores our focus on the quality, performance, retention and development of our team.

Compensation and benefits

Critical to our success is identifying, recruiting, retaining, and incentivizing our existing and prospective employees. We provide our employees with access to flexible and convenient medical benefits programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer eligible employees dental and vision coverage, health savings, flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability insurance, term life insurance and a 401(k) Savings Plan in the US. We design our benefit packages to meet or exceed local laws and to be competitive in the marketplace.

Full-time hourly employees are eligible for health insurance, parental leave, paid time off, and tuition assistance. Also, we launched our "Your Voice is Gold" campaign, and employees received paid time off to vote in the 2020 election. In 2020, we enhanced and expanded health plan benefits for same-sex domestic partners/spouses and LGBTQ employees. Health insurance and parental leave benefits include same-sex partners, and health insurance benefits include adoption benefits for LGBTQ families. All parents, regardless of gender, are eligible for parental leave benefits.

Our emphasis on rewarding our hourly employees with fair wages, including our commitment under our Love Takes Care™ Program to move to a $15/hour minimum wage, and competitive benefits is one of the integral ways we show our appreciation and support our employees. This fundamental approach to human capital management is intended to attract and retain a talented and diverse workforce, who provide significant value to our customers, Company and stakeholders. For more information on the Love Takes Care™ Program, see below under “COVID-19 Response.”

COVID-19 response

In response to the COVID-19 pandemic, including state and federal guidelines, we prioritized the health and safety of our employees and implemented changes that we determined were in their best interests, as well as the communities in which we operate. Effective March 23, 2020, we temporarily closed all of our stores in North America, our diamond operations in New York, and our support centers in the United States. Effective March 24, 2020, we also temporarily closed all of its stores in the UK. While a significant number of our employees were furloughed as a result of the store closures, we continued their health benefits during the furloughs.

We believe the human capital management efforts we leveraged during the COVID-19 pandemic significantly contributed to our financial success in Fiscal 2021 and will continue to provide ongoing benefits to our employees and the Company. In an effort to educate and protect our workforce from COVID-19, we enhanced our health and safety measures for our retail store, distribution center and support center employees, including COVID-19 self-care and safety training, return to work procedures and protocols, and COVID-19 symptom screenings. To protect our customers and employees, all customers and employees were required to wear masks while in the workplace regardless of state mandates. We also implemented curbside pickup to protect employees and customers and trained 750 virtual jewelry consultants to work from home and service customers via our digital platforms. Virtual jewelry consultants will remain as part of Signet's digital strategy as we advance.

During the COVID-19 pandemic, Signet implemented its Love Takes Care™ Program to protect employees' health and safety and later expanded the program to include expanded pay as compensation for outstanding performance. The Company's commitment to supporting employees under its Love Takes Care™ initiative includes several recent highlights. Signet awarded a $500 bonus to full-time employees and $250 to part-time employees in appreciation for their significant efforts and agility throughout the pandemic; and granted all employees four hours of paid time off to obtain COVID-19 vaccines.

Most of our support center employees have been able to work from home since March 2020, and many will be given the choice to work from home on an ongoing basis, or split time between working from home and the office, which protects their safety and provides continued flexibility. In addition, our remote work opportunities have allowed us to acquire top talent from around the country to fill open roles. This fundamental shift will continue to enable us to hire and retain top talent far into the future.

Communications and employee sentiment

Communication efforts are one of our key strategies to engage, educate and unite our employees, particularly during the ongoing COVID-19 pandemic. During the pandemic, we elevated our communication activities in order to engage our employees, increasing the number of communication events through virtual means at all levels. Results from these communication events revealed greatly enhanced employee sentiment ratings. For example, post communication event surveys revealed surveyed employees gave scores above 90% for questions related to transparency of the communication, understanding of the business strategy and leadership.

Collective bargaining

We respect our employees' rights to organize and engage in bargaining in good faith to reach a collective agreement that meets employees' needs. Our diamond polishing factory employees in Gaborone, Botswana, are covered by a collective bargaining agreement (represents less than 1% of Signet’s total employees). None of our employees in the U.K. and North America are covered by collective bargaining agreements.

MARKETS
Signet operates in the US, Canada and UK markets.
US
According to the US Bureau of Economic Analysis, the total jewelry and watch market was approximately $76 billion at the end of 2020, an increase of 0.4% from the prior year. This implies a Signet jewelry and watch market share of approximately 6.2%. Since 2010, the industry average annual growth rate is 2.3%. Around 82% of the market is represented by jewelry, with the balance being attributable to watches. According to the latest data from the US Labor Department, as of September 2020 there were approximately 19,300 jewelry stores in the country, down 1.6% from the prior year.
Canada
Prior to 2020, the jewelry and watch market in Canada, according to the latest data available to Signet from Euromonitor, grew steadily since 2014, rising to an estimated $6.8 billion USD in 2019. However, COVID-19 impacted growth in 2020, and Euromonitor estimated a market size of $5.6 billion USD, representing a decrease of 18% from the previous year. From 2021 through 2025, Euromonitor predicts jewelry will record a 4% current value CAGR (a 2% value CAGR at constant 2020 prices).
UK
In the UK, the jewelry and watch market was estimated at about £7.3 billion in 2020, down approximately 19% from the prior year, according to Euromonitor. This decline was driven largely by COVID-19, which impacted fine jewelry particularly hard. Beginning in 2021, Euromonitor estimates jewelry is expected to record a 5% current value CAGR (3% CAGR at 2020 constant prices) to reach £4.6 billion in 2025.
TRADEMARKS AND TRADE NAMES
Signet is not dependent on any material patents or licenses in any of its segments. Signet has several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these registered trademarks and trade names include the following:
•Kay Jewelers®; Kay Jewelers Outlet®; Jared The Galleria Of Jewelry®; Jared Vault®; Jared Jewelry Boutique®; Every Kiss Begins with Kay®; Jared Eternity®; Celebrate Life Express Love®; the Leo Diamond® ; Hearts Desire®; Chosen by Jared®; Now and Forever®; Ever Us®; James Allen®; Long Live LoveTM; Dare to be Devoted®; Love + Be Loved®; Brilliant Moments®; and Closer TogetherTM
•Zales®; Zales JewelersTM; Zales the Diamond Store®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers®; Peoples the Diamond Store®; Peoples Outlet the Diamond Store®; Mappins®; Piercing Pagoda®; Arctic Brilliance Canadian Diamonds®; Brilliant Buy®; Brilliant Value®; Celebration Diamond®; Expressionist®; From This Moment®; Let Love Shine®; The Celebration Diamond Collection®; Unstoppable Love®; Endless Brilliance®; and Everything You AreTM
•H.Samuel®; Ernest Jones®; Ernest Jones Outlet CollectionTM; Commitment®; Forever Diamonds®; Kiss Collection®; Princessa Collection®; Radiance®; Secrets of the Sea®; Viva Colour®; It Feels Good To GiftTM; and With You ForeverTM.
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
IMPACT OF CLIMATE CHANGE
Signet recognizes that climate change is a serious risk to society and therefore continues to take steps to reduce Signet’s impact on the environment.
Adverse effects of climate change, such as extreme weather events, particularly over a prolonged period of time, could negatively impact the Company’s business and results of operations if such conditions limit our consumers ability to access our stores, cause our consumers to limit discretionary spending, or disrupt our supply chains or distribution channels.

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

ITEM 1A. RISK FACTORS
Our business, financial condition, results of operations, cash flows, and the trading price of our common shares are subject to various risks and uncertainties, including those described below. Many of the risks listed below are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the economic environment. The following risk factors, among others, could cause our actual results to differ materially from historical results and from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.

Risks Related to Global and Economic Conditions

The outbreak of COVID-19 has had a significant adverse impact on the Company’s business, and this outbreak, as well as other public health crises or disease outbreaks, epidemics or pandemics, has and could continue to adversely impact Signet’s business, financial condition, results of operations and cash flows and has or could exacerbate other risk factors.

A public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19, or the threat or fear of such an event, has been and could continue to adversely impact the Company’s business. COVID-19 has significantly impacted consumer traffic and the Company’s retail sales, due to the public health risk and government-imposed quarantines and restrictions of public gatherings and commercial activity to contain spread of the virus. Effective March 23, 2020, the Company temporarily closed all of its stores in North America, its diamond operations in New York and its support centers in the United States, and effective March 24, 2020, temporarily closed all of its stores in the UK. During the fourth quarter of Fiscal 2021, both the UK and certain provinces of Canada re-established mandatory store closures. The shutdown of the New York diamond operations disrupted, to some extent, the growth in our eCommerce business. There is no guarantee that our business will not be further impacted if the economy deteriorates due to the ongoing COVID-19 pandemic, or if additional federal or state mandates order the shutdown of additional non-essential businesses. Further, due to COVID-19, we have and may continue to record non-cash asset impairment charges, which may affect our operating results under US GAAP.

While the Company re-opened its stores consistent with government guidelines, in connection with the widespread protests across the country and out of concern for the well-being of its customers and employees, the Company made the decision to temporarily close a small percentage of its stores throughout the year. A resumption of widespread protesting could result in similar impacts to the Company’s operations. Additionally, there is significant uncertainty around our customers’ willingness to visit retail stores as they reopen. Social distancing protocols, government mandated occupancy limitations and general consumer behaviors due to COVID-19 may continue to negatively impact store traffic, which may negatively impact Company sales. Such negative impacts may be exacerbated during peak traffic times such as the Holiday shopping season. Further, while we have implemented strict safety protocols in stores that we have re-opened, there is no guarantee that such protocols will be effective or be perceived as effective, and any virus-related illnesses linked or alleged to be linked to our stores, whether accurate or not, may negatively affect our reputation, operating results and/or financial condition. The COVID-19 pandemic also has disrupted the Company’s global supply chain, and may cause additional disruptions to operations, including increased costs of production and distribution. In addition, there could be further adverse impacts if employees of the Company become sick, continue to be quarantined, or are otherwise limited in their ability to work at Company locations or travel. The Company may experience increased operational challenges due to the implementation of work from home policies for both office employees and store employees whose stores are temporarily closed. Remote working arrangements may increase risks associated with the Company’s information systems such as the risk of cybersecurity incidents or system failures, which could have an adverse effect on the Company’s business.

The uncertainty around the duration of business disruptions, the possibility of additional periods of increases or spikes in the number of COVID-19 cases; the impact of vaccines across the globe; and the extent of the spread of the virus in the United States and other areas of the world, could continue to adversely impact the national or global economy and negatively impact consumer spending, particularly discretionary spending, and our stock price. Any of these factors could have a material adverse impact on our business, financial condition and operating results; our level of indebtedness and covenant compliance; our ability to raise additional capital; our ability to execute our business plans; our access to and cost of financing; our lease obligations and relationships with our landlords; asset impairments; and our ability to execute and capitalize on our strategies. The full extent of the impact of COVID-19 on the Company’s operations, financial performance, and liquidity, depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions and the actions to contain the virus or treat its impact, among others. Further, as the COVID-19 pandemic subsides, the pace of the economic recovery and shifts in consumer discretionary spending and gifting to other categories such as travel and restaurants may negatively impact the Company’s results of operations or cash flows.

To the extent that COVID-19 has affected and continues to adversely affect the US and global economy, our business, results of operations, cash flows, or financial condition, it has heightened, and may continue to heighten, other risks described within this “Risk Factors” section.

Global economic conditions and regulatory changes following the UK’s exit from the European Union could adversely impact Signet’s business and results of operations located in, or closely associated with, the UK.

The UK formally exited the European Union on January 31, 2020 (often referred to as Brexit). The ongoing uncertainty within the UK’s government and parliament on the future relationship between the UK and the European Union has had an adverse impact on the UK’s economy and likely will continue to do so until the UK and European Union reach a definitive resolution on the outstanding trade and legal matters. This includes uncertainty with respect to the laws and regulations, including regulations applicable to Signet’s business, that will apply in the UK going forward. Brexit has also given rise to calls for the governments of other European Union member states to consider a referendum on withdrawal from the European Union for their territory. These developments, or the perception that any of them could occur, could adversely impact global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity, which could adversely impact the Company’s business, financial condition and results of operations especially those located in, or closely associated with, the UK. Brexit could lead to long-term volatility in the currency markets and there could be long-term adverse effects on the value of the British pound. Brexit could also impact other currencies. Signet uses foreign currency derivative instruments to hedge certain exposures to currency exchange rate risks. Brexit could result in significant volatility in currency exchange rate fluctuations and increase Signet’s exposure to foreign currency rate exchange risks and reduce its ability to effectively use certain derivative instruments as a way to hedge risks.

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

Additionally, Signet’s ability to extend credit to customers and the terms of such credit depends on many factors, including continued arrangements with the parties providing the credit financing and compliance with applicable laws and regulations in the US and Canada, any of which may change from time to time. Moreover, the Company has entered into outsourced credit programs for the sale of its non-prime credit portfolio. In June 2018, CarVal and Castlelake (each an “Investor”) began purchasing the majority of forward flow receivables of Signet’s non-prime credit from Signet for a five-year term. During Fiscal 2021, the agreements entered into in 2018 pertaining to the purchase of forward flow receivables were terminated and new agreements were executed with CarVal and Castlelake which will remain effective until June 2021. Genesis Financial Solutions (“Genesis”) became an Investor in the non-prime portfolio in January 2021 (CarVal, Castlelake and Genesis are collectively the “Investors”). The Company is actively considering alternatives with regard to the forward-flow receivables post-June 2021. If an Investor were to terminate and a non-terminating Investor does not purchase the forward-flow receivables, or if all Investors were to terminate and Signet is unable to find other potential providers to supply a similar third-party credit program and alternative payment options, Signet’s ability to extend credit to customers could be impaired and Signet could be required to revert back to an in-house credit program, which could have an adverse effect on Signet’s business.

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

Signet publishes its consolidated annual financial statements in US dollars. At January 30 2021, Signet held approximately 89% of its total assets in entities whose functional currency is the US dollar and generated approximately 90% of its sales in US dollars for the fiscal year then ended. All the remaining assets and sales are primarily in British pounds and Canadian dollars. Therefore, the Company’s results of operations and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar, including due to Brexit as discussed above, would decrease reported sales and operating income.

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

Extreme weather conditions in the areas in which the Company’s stores are located could negatively affect the Company’s business and results of operations. For example, frequent or unusually heavy snowfall, ice storms, or other extreme weather conditions, whether as a result of climate change or otherwise, over a prolonged period could make it difficult for the Company’s salesforce or customers to travel to its stores and thereby reduce the Company’s sales and profitability, particularly if such events occur during the Company’s Holiday Season.

In addition, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, or a combination of these or other factors, could damage or destroy the Company’s facilities or make it difficult for the salesforce or customers to travel to its stores, thereby negatively affecting the Company’s business and results of operations.

Terrorism, armed conflict, and acts of war (or the expectation of such events), both in the US and abroad, could also have a significant impact on Signet’s business. These actions have a significant effect on macroeconomic conditions, and on an individual level, may impact the Company’s ability to manufacture and ship its merchandise for sale to customers. Given that Signet’s control over such issues, including both weather disasters and large-scale violence, is extremely limited, the Company in such situations would not have a great ability to mitigate the impacts on its business and operations.

Risks Related to Our Operations and Seasonality

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

In Fiscal 2021, prices for the assortment of polished diamonds utilized by Signet decreased slightly compared to prior years. The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on natural diamond prices and demand, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. The demand for natural diamonds is uncertain and could decrease, which would have an adverse impact on the Company.

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

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production

(based upon recent estimates), the final rules require Signet and other affected companies that file with the SEC to make specified country of origin inquiries of Signet’s suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum and tungsten), that are used in products sold by Signet in the US and elsewhere. On May 20, 2020, Signet filed with the SEC its Form Specialized Disclosure (“SD”) and accompanying Conflict Minerals Report in accordance with the SEC’s rules, which together describe the Company’s country of origin inquiries and due diligence measures relating to the source and chain of custody of those designated minerals Signet deemed necessary to the functionality or production of its products, the results of those activities and the Company’s related determinations with respect to the calendar year ended December 31, 2019.

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

Other factors that could affect the Company’s inventory management and planning team’s ability to accurately forecast customer demand for its products include:

•a substantial increase or decrease in demand for products of Signet’s competitors;
•failure to accurately forecast trends and customer acceptance for new products;
•new product introductions, promotions or pricing strategies by competitors, particularly during holiday periods;
•changes in the Company’s product offerings including seasonal items and the Company’s ability to replenish these items in a timely manner;
•changes to the Company’s overall seasonal promotional cadence and the number and timing of promotional events and clearance sales;
•more limited historical store sales information for stores in newer markets;
•weakening of economic conditions or consumer confidence in the future, which could reduce demand for discretionary items, such as jewelry; and
•acts or threats of war or terrorism or epidemics, which could adversely affect consumer confidence and spending or interrupt production and distribution of Signet’s products and raw materials.

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

Any difficulty or delay in executing or integrating an acquisition, a business combination, a major business or strategic initiative including Signet’s direct diamond sourcing capabilities, or a strategic plan, such as Signet’s Inspiring Brilliance plan, may prevent Signet from realizing expected returns and other projected benefits from such exercises during the anticipated timeframe or at all. The long-term growth of Signet’s business depends on the successful execution of its evolving business and strategic initiatives. Any number of factors could impact the success of these initiatives, many of which are out of the Company’s control, and there can be no assurance that they will be successful or deliver their anticipated benefits. Some initiatives may require the Company to devote significant management, financial and other resources and may expose the Company to new and unforeseen risks and challenges. The Company may also incur significant asset impairment and other charges in connection with any such initiative.

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

If Signet is unable to execute or integrate an acquisition, business combination, a major business or strategic initiative or a transformation plan, this could have a significant adverse effect on Signet’s results of operations.

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

New tariffs, if imposed on goods that the Company imports, could have an adverse effect on the Company’s results of operations.

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

Signet depends on manufacturers and suppliers to provide it with sufficient quantities of quality products timely.

Ultimate delivery of Signet’s merchandise is substantially dependent upon third-party manufacturers and suppliers. In Fiscal 2021, the five largest suppliers collectively accounted for 18.7% of total purchases, with the largest supplier comprising 4.7%. A manufacturer’s or supplier’s inability to manufacture or deliver a product on time and of appropriate quality would impair Signet’s ability to respond to consumer demand, which would put the Company at a competitive disadvantage and result in lost sales. Costs would also be increased if Signet were to attempt to engage replacement manufacturers to rush orders on items that the Company needed immediately. See the risk factor below titled “A public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19, could adversely impact Signet’s business” regarding the potential adverse impact the recent outbreak of the new coronavirus could have on the Company’s supply chain.

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

Risks Related to Competition and Innovation

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

Risks Related to Technology and Security

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

Risks Related to Asset Management

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

If the Company’s goodwill, indefinite-lived intangible assets or long-lived assets become impaired, the Company may be required to record significant charges to earnings.

The Company has a substantial amount of goodwill, intangible assets and long-lived assets on its balance sheet. The Company reviews goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. The impairment evaluation requires significant judgment and estimates by management, and unfavorable changes in these assumptions or other factors could result in future impairment charges and have a significant adverse impact on the Company’s reported earnings. Such factors include the operating performance and cash flows of the Company’s stores (including slower than anticipated re-opening of closed stores or re-closure of stores as a result of COVID-19 or civil unrest), lower than anticipated consumer traffic, changes in customer behavior post-pandemic, changes in discount rates, changes in the Company’s real estate strategy or other key business initiatives. Additionally, a general decline in the market valuation of the Company’s common shares, whether related to Signet’s business or overall market conditions, could adversely impact the assumptions used to perform the evaluation of its goodwill, indefinite-lived intangible assets and long-lived assets.

For further information on Signet’s testing for impairment of goodwill, indefinite-lived intangible assets and long-lived assets, see “Critical Accounting Estimates” under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risks Related to Our Common Stock and Indebtedness

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

Signet provides public guidance on its expected operating and financial results for future periods. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in Signet’s other public filings and public statements. Signet’s actual results may be below the provided guidance or the expectations of Signet’s investors and analysts, especially in times of economic uncertainty. In the past, when the Company has reduced its outlook related to certain measures in its previously provided guidance, the market price of its common stock has declined. If, in the future, Signet’s operating or financial results for a particular period do not meet guidance or the expectations of investors and analysts or if Signet reduces its outlook related to certain measures in its guidance for future periods, the market price of its common stock may decline. In addition, if the analysts that regularly follow the Company’s stock lower their rating or lower their projections for future growth and financial performance, the Company’s stock price could decline.

The Company’s ability to borrow is important to its operations and financial covenants, credit ratings and interest rate volatility could all impact the availability of such debt and could adversely impact the Company’s financial results.

The Company has a significant amount of debt and redeemable preferred securities, and its ability to borrow is necessary to sustain its operations, particularly given the seasonal fluctuations in inventory and staffing requirements and the concentration of sales in the fourth quarter. This debt requires maintaining sufficient cash flow to make continuing payment obligations. Because a large portion of its financing is asset-based and secured, the Company’s ability to draw funds is dependent on maintaining a sufficient borrowing base and it is subject to the risk of loss of such assets to foreclosure or sale to satisfy its debt obligations.

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

Risks Related to Human Capital

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

Risks Related to Compliance

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

Additionally, new tax treatment of companies engaged in eCommerce has and may continue to adversely affect the commercial use of JamesAllen.com, the online retailer Signet acquired during the fiscal year ended February 3, 2018. Specifically, in June 2018, the US Supreme Court decided the South Dakota v. Wayfair, Inc. sales tax nexus case. As a result of the Supreme Court ruling, some states have adopted laws and other states now have the ability to adopt laws requiring taxpayers to collect and remit sales tax on a basis of economic nexus, even in states in which the taxpayer has no presence. New taxes required to be collected by JamesAllen.com have created significant increases in internal costs necessary to capture data and collect and remit taxes. These events have had and will continue to have an adverse effect on JamesAllen.com.

The Company’s ability to satisfy the accounting requirements for “hedge accounting,” or the default or insolvency of a counterparty to a hedging contract, as well as changes in estimates, assumptions or applications in other or new accounting policies, could adversely impact results.

Signet hedges a portion of its purchases of gold for both its North America and International segments and hedges the US dollar requirements of its International segment. The failure to satisfy the appropriate accounting requirements, or a default or insolvency of a counterparty to a contract, could increase the volatility of results and may impact the timing of recognition of gains and losses in the statement of operations, which could have a negative impact on Signet’s results.

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

The Parent Company (as defined in Item 5) is incorporated in Bermuda. The directors intend to conduct the Parent Company’s affairs such that, based on current law and practice of the relevant tax authorities, the Parent Company will not become resident for tax purposes in any other territory. At the present time, there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by the Parent Company or by its shareholders in respect of its common shares. The Parent Company has obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 31, 2035, be applicable to it or to any of its operations or to its shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by it in respect of real property owned or leased by it in Bermuda. Given the limited duration of the Minister of Finance’s assurance, the Parent Company cannot be certain that it will not be subject to Bermuda tax after March 31, 2035. In the event the Parent Company were to become subject to any Bermuda tax after such date, it could have a material adverse effect on the Parent Company’s results of operations and financial condition.

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

Stakeholders may face difficulties in enforcing proceedings against Signet Jewelers Limited as it is domiciled in Bermuda.

It is doubtful whether courts in Bermuda would enforce judgments obtained by investors in other jurisdictions, including the US, Canada and the UK, against the Parent Company or its directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against the Parent Company or its directors or officers under the securities laws of other jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table provides the location, use and size of Signet’s corporate, distribution, and other non-retail facilities required to support the Company’s global operations as of January 30, 2021:

Location	Function	Approximate square footage	Lease or Own	Lease expiration
Akron, Ohio	Corporate and distribution	460,000	Lease	2048
Akron, Ohio	Credit (1)	86,000	Lease	2048
Akron, Ohio	Customer care	11,000	Lease	2048
Akron, Ohio	Repair facility	38,000	Own	N/A
Akron, Ohio	Administrative	32,000	Lease	2022
Barberton, Ohio	Non-merchandise fulfillment	135,000	Lease	2032
New York City, New York	Administrative	17,000	Lease	2023
New York City, New York	Administrative	8,000	Lease	2027
Dallas, Texas	Repair facility (2)	31,000	Lease	2029
Dallas, Texas	Administrative	190,000	Lease	2029
Frederick, Maryland	Customer service	7,716	Lease	2022
Toronto, Ontario (Canada)	Distribution and fulfillment	26,000	Lease	2021
Birmingham, UK	Corporate, distribution and eCommerce fulfillment	235,000	Own	N/A
Borehamwood, Hertfordshire (UK)	Administrative	36,200	Lease	2021
Gaborone, Botswana	Diamond polishing	34,200	Own	N/A
Mumbai, India	Diamond liaison	3,000	Lease	2021
Mumbai, India	Diamond liaison	2,936	Lease	2021
Ramat-Gan, Israel	Technology center	1,000	Lease	2021
Herzelia, Israel	Technology center	12,700	Lease	2023
(1)     The indicated property has been partially subleased to a third party service provider in conjunction with the Company’s outsourced credit program. See Note 4 of Item 8 for further details.
(2)     The indicated property has a sublease option.
Sufficient distribution exists in all geographies to meet the respective needs of the Company’s operations.

Global retail property
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet’s divisions, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied. Below is a summary of property details by geography for Signet’s retail operations as of January 30, 2021:

	North America segment	International segment	Signet
US	2,381	—	2,381
Canada	100	—	100
United Kingdom	—	339	339
Republic of Ireland	—	10	10
Channel Islands	—	3	3
Total	2,481	352	2,833
    North America retail property
Signet’s North America segment operates stores and kiosks in the US and Canada, with substantially all of the locations being leased. In addition to a minimum annual rent cost, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2021, most of the mall stores and kiosks only made base rental payments. Under the terms of a typical lease, the Company is required to conform and maintain its usage to agreed standards, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall.
The initial term of a mall store lease is generally ten years for North America. Off-mall locations, excluding Jared, typically have an initial term of ten years with a five-year termination right. Piercing Pagoda kiosks generally have leases with terms ranging from one to five years. Towards the end of a lease, Signet evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where the Company is uncertain whether the location will meet its required return on investment, but the store is profitable, the leases may be renewed for one to two years, during which time the store’s performance is further evaluated. The Company not only monitors the stores’ performance but also monitors other factors such as trade area and mall grade. Jared stores are normally opened with lease terms ranging from fifteen to twenty years with options to extend the lease, and rents are not sales related.
At January 30, 2021, the average unexpired lease term of leased premises for the North America segment was approximately three years for Kay and Zales mall locations and four years for off-mall Kay and Zales locations. Jared locations on average have six years remaining. Approximately 79% of these leases had terms expiring within five years. Piercing Pagoda average lease term remaining is two years and all but one of these leases had terms expiring within five years.
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
International retail property
The International segment’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into or including break clauses in order to improve the flexibility of its lease commitments. At January 30, 2021, the average unexpired lease term of International premises was six years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value.
At the end of the lease period, subject to certain limited exceptions, leaseholders in the UK generally have statutory rights to enter into a new lease of the premises on negotiated terms. As current leases expire, Signet believes that it will be able to renew leases, if desired, for present store locations or to obtain leases in equivalent or improved locations in the same general area. Signet has not experienced difficulty in securing leases for suitable locations for its International stores. No store lease is individually material to Signet’s operations.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and dividend information
The Company’s common shares (symbol: SIG) are traded on the New York Stock Exchange (“NYSE”).
Future payments of quarterly dividends will be based on Signet’s ability to satisfy all applicable statutory and regulatory requirements and its continued financial strength. Any future payment of cash dividends will depend upon such factors as Signet’s earnings, capital requirements, financial condition, restrictions under Signet’s credit facility, legal restrictions and other risk factors deemed relevant by the Board of Directors. See Item 1A Risk Factors.
Number of common shareholders
As of March 12, 2021, there were approximately 6,892 shareholders of record of the Company’s common shares.
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the fourth quarter of Fiscal 2021:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 1, 2020 to November 28, 2020	—	$—	—	$165,586,651
November 29, 2020 to December 26, 2020	197	$31.01	—	$165,586,651
December 27, 2020 to January 30, 2021	110	$36.68	—	$165,586,651
Total	307	$33.04	—	$165,586,651
(1)     Includes 307 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.
(2)     In June 2017, the Board of Directors authorized the repurchase of up to $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice. See Note 8 of Item 8 for additional information.

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
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of Signet’s common shares against the cumulative total return of the S&P 500 Index and the S&P 500 Specialty Retail Index for the five year period ended January 30, 2021. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s common shares and the respective indices on January 30, 2016 through January 30, 2021.

Cumulative Total Return
Index Value
250
200
150
100
50
0
January 30, 2016
January 28, 2017
February 3, 2018
February 2, 2019
February 1, 2020
January 30, 2021
Period ending
SIG
S&P 500
S&P 500 Specialty Retail

Related Shareholder Matters
Signet Jewelers Limited (the “Parent Company”) is classified by the Bermuda Monetary Authority as a non-resident of Bermuda for exchange control purposes. Issues and transfers of the Parent Company’s common shares involving persons regarded as non-residents of Bermuda for exchange control purposes may be effected without specific consent under the Exchange Control Act 1972 of Bermuda and regulations thereunder for so long as the Parent Company’s common shares are listed on an appointed stock exchange (which includes the NYSE). Issues and transfers of common shares involving persons regarded as residents in Bermuda for exchange control purposes may require specific prior approval under the Exchange Control Act 1972 of Bermuda and regulations thereunder.
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
ITEM 6. SELECTED FINANCIAL DATA
Pursuant to Release No. 33-10890 (including the transition guidance therein), which was adopted by the SEC on November 19, 2020, the Company has elected to exclude the disclosures formerly required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis in this Item 7 is intended to provide the reader with information that will assist in understanding the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in Item 8. This discussion contains forward-looking statements and information. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors” and “Forward-Looking Statements.”
This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for Fiscal 2021 and Fiscal 2020. For a comparison of Fiscal 2020 and Fiscal 2019, refer to Item 7 included in our Annual Report on Form 10-K for the year ended February 1, 2020 filed with the SEC on March 26, 2020.

OVERVIEW
Impact of COVID-19 on Signet’s business
In December 2019, a novel coronavirus (“COVID-19”) was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company’s primary operations occur in North America and the UK. COVID-19 has significantly impacted consumer traffic and the Company’s retail sales, based on the perceived public health risk and government-imposed quarantines and restrictions of public gatherings and commercial activity to contain spread of the virus.
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
The Company continues to actively monitor and manage the situation related to its store and support center operations at the local level focusing on the best interests of its employees, customers, suppliers and shareholders. Beginning in May 2020, Signet initiated a measured approach to store re-openings based on health and safety standards, as well as regional customer demand. As of the end of the third quarter of Fiscal 2021, the Company had re-opened substantially all of its stores in North America and the UK. During the fourth quarter of Fiscal 2021, both the UK and certain Canadian provinces re-established mandated temporary closure of non-essential businesses. Canadian stores began re-opening periodically in February 2021 as provincial restrictions were lifted, and the UK stores are expected to open in April 2021. Management will continue to monitor the re-opening of these locations, with a priority and focus on safety.
The COVID-19 pandemic has significantly altered the retail climate and the Company is navigating that change by accelerating its application of the key strategic initiatives developed over the past three years including the Company’s focus on becoming an OmniChannel leader, focusing on the needs of its customers, removing non-customer facing costs, and optimizing its real estate footprint. The Company continues to maintain its cost diligence efforts and net structural cost savings of $115 million exceeded expectations in Fiscal 2021. Total three-year net cost savings through the end of Fiscal 2021 related to the Company’s Path to Brilliance transformation plan are approximately $300 million compared to the original target of $225 million. During Fiscal 2021, the Company has permanently closed 395 store locations (excluding repositions) under the acceleration of its previously announced real estate initiatives.
During Fiscal 2021, the Company has also taken numerous actions to maximize its financial flexibility, bolster its cash position and reduce operating expenditures, both strategically and as temporary measures as a result of COVID-19. Refer to the Liquidity and Capital Resources section below.

Outlook
Signet’s sales grew 1.5% during the fourth quarter of Fiscal 2021 compared to the prior comparable quarter, reflecting a combination of factors including the shift in consumer spend related to the Stimulus received and travel restrictions implemented in Fiscal 2021 and the continued traction of Signet's Path to Brilliance strategies. Higher conversion rates and transaction values, both online and in-store, also helped to drive overall sales performance during the fourth quarter of Fiscal 2021. In Fiscal 2022, the Company will transition into the next phase of its Path to Brilliance strategy, called Inspiring Brilliance, which will be focused on sustainable, industry-leading growth. As described in the Purpose and Strategy section within Item 1 of this Annual Report on Form 10-K, the Company will focus on leveraging its core strengths that it has grown substantially over the past three years with the goal of creating a broader mid-market and increasing Signet’s share of that larger market as the industry leader.
It is not clear what the full extent of the COVID-19 impacts will be on the Company’s business during Fiscal 2022 or longer term, and whether the strong results in the second half of Fiscal 2021 will continue, especially toward the latter part of Fiscal 2022. Continued uncertainty surrounding multiple factors, including the magnitude and potential resurgence of COVID-19 in key trade areas, extended duration of heightened unemployment, supply chain disruptions and macro or governmental influences on consumers’ ability to spend, particularly in discretionary categories like jewelry. Further, as the COVID-19 pandemic subsides, the pace of the economic recovery and shifts in consumer discretionary spending away from the jewelry category toward experience-oriented categories, particularly in the second half of the year, may impact the Company’s results of operations or cash flows in Fiscal 2022.
Market and operating conditions
The Company faces a highly competitive and dynamic retail landscape throughout the geographies where it does business, as well as a challenging macro-economic and political environment in the UK market. Refer to Item 1 for further information on the Company’s business, markets and strategy.
Exchange translation impact
Monthly average exchange rates are used to prepare the Company’s consolidated statements of operations. In Fiscal 2022, it is anticipated a five percent movement in the British pound to US dollar exchange rate would impact the Company’s income before income taxes by approximately $2.2 million, while a five percent movement in the Canadian dollar to US dollar exchange rate would impact the Company’s income before income taxes by approximately $1.1million.
NON-GAAP MEASURES
The discussion and analysis of Signet’s results of operations, financial condition and liquidity contained in this Annual Report on Form 10-K are based upon the consolidated financial statements of Signet which are prepared in accordance with GAAP and should be read in conjunction with Signet’s consolidated financial statements and the related notes included in Item 8. A number of non-GAAP measures are used by management to analyze and manage the performance of the business, and the required disclosures for these non-GAAP measures are shown below.
Signet provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with GAAP.
1. Net cash (debt)
Net cash (debt) is a non-GAAP measure defined as the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash and cash equivalents held by the Company.

(in millions)	January 30, 2021	February 1, 2020	February 2, 2019
Cash and cash equivalents	$1,172.5	$374.5	$195.4
Less: Loans and overdrafts	—	(95.6)	(78.8)
Less: Long-term debt	(146.7)	(515.9)	(649.6)
Net cash (debt)	$1,025.8	$(237.0)	$(533.0)

2. Free Cash Flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator used by management frequently in evaluating its overall liquidity and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary purposes. In Fiscal 2019, net cash provided by operating activities included $445.5 million in proceeds received in connection with the sale of the Company’s non-prime credit card receivable portfolio. See Note 4 of Item 8 for additional information regarding the sale of the in-house credit card receivable portfolio.

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net cash provided by operating activities	$1,372.3	$555.7	$697.7
Purchase of property, plant and equipment	(83.0)	(136.3)	(133.5)
Free cash flow	$1,289.3	$419.4	$564.2
3. Non-GAAP operating income (loss)
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

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Operating income (loss)	$(57.7)	$158.3	$(764.6)
Charges related to transformation plan	47.6	79.1	125.9
Asset impairments	159.0	47.7	735.4
Charges related to shareholder settlements	7.5	33.2	—
Charge related to regulatory resolution	—	—	11.0
Loss related to sale of non-prime receivables	—	—	167.4
Non-GAAP operating income (loss)	$156.4	$318.3	$275.1
4. Leverage ratio (as revised)
The leverage ratio is a non-GAAP measure calculated by dividing Signet’s adjusted debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheet, plus Series A redeemable convertible preferred shares, plus an adjustment for operating leases (5x annual rent expense). Adjusted EBITDAR is a non-GAAP measure, defined as earnings before interest and income taxes, depreciation and amortization, share-based compensation expense, and certain non-GAAP accounting adjustments (“Adjusted EBITDA”) and further excludes minimum fixed rent expense for properties occupied under operating leases. Adjusted EBITDA and Adjusted EBITDAR are considered important indicators of operating performance as they exclude the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs and certain accounting adjustments. Management believes these financial measures are helpful to enhancing investors’ ability to analyze trends in Signet’s business and evaluate Signet’s performance.
In Fiscal 2021, the Company revised its calculation of EBITDAR to exclude share-based compensation expense and include all non-GAAP accounting adjustments. The Company previously added back only non-cash, non-GAAP accounting adjustments. Management noted there is diversity in practice related to the calculation of inputs within the leverage ratio, primarily among the major credit ratings agencies. Management believes these changes made in Fiscal 2021, as well as its overall methodology described above, provide the most appropriate financial measures for users of the consolidated financial statements to evaluate Signet’s business and performance based on its current operations. All periods below have been presented consistently with the revised calculation defined above.

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Adjusted debt:
Long-term debt	$146.7	$515.9	$649.6
Loans and overdrafts	—	95.6	78.8
Series A redeemable convertible preferred shares	642.3	617.0	615.3
Adjustments:
5x Rent expense	2,263.0	2,398.5	2,551.5
Adjusted debt	$3,052.0	$3,627.0	$3,895.2

Adjusted EBITDAR:
Net income (loss)	$(15.2)	$105.5	$(657.4)
Income taxes	(74.5)	24.2	(145.2)
Interest expense, net	32.0	35.6	39.7
Depreciation and amortization on property, plant and equipment (1)	175.1	177.1	179.6
Amortization of definite-lived intangibles (1)	0.9	0.9	4.0
Amortization of unfavorable contracts	(5.4)	(5.5)	(7.9)
Share-based compensation	14.5	16.9	16.5
Other accounting adjustments (2)	214.5	153.8	1,039.7
Adjusted EBITDA	$341.9	$508.5	$469.0
Rent expense	452.6	479.7	510.3
Adjusted EBITDAR	$794.5	$988.2	$979.3

Adjusted Leverage ratio (3)	3.8x	3.7x	4.0x
(1)    Total amount of depreciation and amortization reflected on the consolidated statement of cash flows for Fiscal 2021, Fiscal 2020 and Fiscal 2019 equals $176.0 million, $178 million and $183.6 million, respectively, which includes $0.9 million, $0.9 million and $4.0 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.
(2)    Fiscal 2021 includes: 1) $159.0 million in asset impairments related to goodwill, intangible assets, and long-lived assets; 2) $47.6 million related to charges in connection with the Company’s transformation plan; 3) $7.5 million related to charges related to settlement of shareholder litigation, net of insurance proceeds; and $0.4 million related to cost of extinguishment of debt.
Fiscal 2020 includes: 1) $47.7 million related to an immaterial out of period goodwill impairment adjustment; 2) $79.1 million related to charges in connection with the Company’s transformation plan; 3) charges of $33.2 million related to the settlement of previously disclosed shareholder litigation matters, net of expected insurance proceeds; and 4) a $6.2 million gain on extinguishment of debt.
Fiscal 2019 includes: 1) $735.4 million related to the goodwill and intangible impairments; 2) $167.4 million from the valuation losses and costs related to the sale of eligible non-prime in-house accounts receivable; 3) $125.9 million related to charges recorded in conjunction with the Company’s transformation plan; and 4) an $11.0 million charge related to resolution of a regulatory matter.
(3)    As described above, the Company changed its methodology for calculating EBITDAR in Fiscal 2021. Had the Company used the previously disclosed methodology, the leverage ratio would have been 4.1x, 4.1x and 4.3x, in Fiscal 2021, 2020 and 2019, respectively.

RESULTS OF OPERATIONS
Fiscal 2021 Overview
Similar to many other retailers, Signet follows the retail 4-4-5 reporting calendar. Both Fiscal 2021 and Fiscal 2020 were 52 week reporting periods.
Same Store Sales
Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry. Same store sales growth is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year. Sales from stores that have been open for less than 12 months are excluded from the comparison until their 12-month anniversary. Sales after the 12-month anniversary are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic area, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Same store sales are also impacted by certain accounting adjustments to sales, primarily related to the deferral of revenue from the Company’s extended service plans.
As discussed in the Overview section above, because of COVID-19, the Company temporarily closed all of its stores in the first quarter of Fiscal 2021, as well as certain stores in the UK and Canada during the fourth quarter. Same store sales as presented in the results of operations below for Fiscal 2021 have not been adjusted to remove the impact of these temporary store closures.
eCommerce sales include all sales with customers that originate online, including direct to customer, ship to store, and buy online, pick-up in store ("BOPIS"). eCommerce sales are included in the calculation of same store sales for the period and the comparative figures from the anniversary of the launch of the relevant website. Brick and mortar same store sales are calculated by removing the eCommerce sales from the same store sales calculation described above. Comparisons at the divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. Same store sales exclude the 53rd week in the fiscal year in which it occurs.
Cost of sales and gross margin
Cost of sales is mostly composed of merchandise costs (net of discounts and allowances). Cost of sales also contains:
•Occupancy costs such as rent, common area maintenance, depreciation and real estate taxes.
•Store operating expenses such as utilities, displays and third party merchant credit costs.
•Distribution and warehousing costs including freight, processing, inventory shrinkage and related payroll.
As the classification of cost of sales or selling, general and administrative expenses varies from retailer to retailer, Signet’s gross margin percentage may not be directly comparable to other retailers.
Factors that influence gross margin include pricing, promotional environment, changes in merchandise costs, changes in non-merchandise components of cost of sales (as described above), changes in sales mix, foreign exchange, gold and currency hedges and the economics of services such as repairs and extended service plans. The price of diamonds varies depending on their size, cut, color and clarity. Signet uses gold and currency hedges to reduce its exposure to market volatility in the cost of gold and the British pound to the US dollar exchange rate, but it is not able to do so for diamonds. For gold and currencies, the hedging period can extend up to 24 months, although the majority of hedge contracts will normally be for a maximum of 12 months.
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
Selling, general and administrative expense (“SGA”)
SGA expense primarily includes store staff and store administrative costs as well as advertising and promotional costs. It also includes field support center expenses such as information technology, finance, eCommerce and other operating expenses (including credit losses) not specifically categorized elsewhere in the consolidated statements of operations.
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
The level of advertising expenditure can vary. The largest element of advertising expenditures has historically been national television advertising; however, Signet has continued to invest more on digital and social marketing in recent years as part of its transformational initiatives, in order to evolve its marketing allocations based on consumer habits, business needs, and maximize ROI on its advertising investments.
Other operating income (loss)
Other operating income (loss) is primarily comprised of miscellaneous operating income and expense items such as interest income from customer in-house finance receivables, litigation settlements, foreign currency gains and losses, and gains and losses from de-designated or undesignated derivative contracts. See Note 12 in Item 8 for further detail on the Company’s other operating income.

COMPARISON OF FISCAL 2021 TO FISCAL 2020
•Same store sales: down 10.8%.
•Diluted earnings (loss) per share: $(0.94) compared to $1.40 in Fiscal 2020.

	Fiscal 2021		Fiscal 2020
(in millions)	$	% of sales	$	% of sales
Sales	$5,226.9	100.0%	$6,137.1	100.0%
Cost of sales	(3,493.0)	(66.8)	(3,904.2)	(63.6)
Restructuring charges - cost of sales	(1.4)	—	(9.2)	(0.2)
Gross margin	1,732.5	33.1	2,223.7	36.2
Selling, general and administrative expenses	(1,587.4)	(30.4)	(1,918.2)	(31.3)
Credit transaction, net	—	—	—	—
Restructuring charges	(46.2)	(0.9)	(69.9)	(1.1)
Goodwill and intangible impairments	(159.0)	(3.0)	(47.7)	(0.8)
Other operating income (loss)	2.4	—	(29.6)	(0.5)
Operating income (loss)	(57.7)	(1.1)	158.3	2.6
Interest expense, net	(32.0)	(0.6)	(35.6)	(0.6)
Other non-operating income, net	—	—	7.0	0.1
Income (loss) before income taxes	(89.7)	(1.7)	129.7	2.1
Income tax benefit (expense)	74.5	1.4	(24.2)	(0.4)
Net income (loss)	$(15.2)	(0.3)%	$105.5	1.7%

Sales
In Fiscal 2021, Signet’s same store sales decreased by 10.8%, compared to an increase of 0.6% in Fiscal 2020. Total sales were $5.23 billion, down $910.2 million or 14.8%, compared to $6.14 billion in Fiscal 2020. The decrease was positively offset by growth in eCommerce sales, which were $1.19 billion and 22.7% of total sales compared to $750.4 million and 12.2% of total sales in Fiscal 2020. The declines noted reflect the impact of the temporary store closures in March 2020, as a result of COVID-19, which began reopening in May 2020. In addition, the decline in sales was driven by the impact of permanent store closures of approximately $273 million, as well as a reduction in service revenue recognition stemming from the COVID-19 business disruption experienced during the year. Refer to Note 3 of Item 8 for further information.
The breakdown of Signet’s sales performance during Fiscal 2021 is set out in the table below:

	Change from previous year
Fiscal 2021	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	(9.5)%	(3.5)%	(13.0)%	—%	(13.0)%	$4,840.9
International segment	(25.0)%	(7.0)%	(32.0)%	0.7%	(31.3)%	$355.9
Other segment (1)	na	(43.5)%	(43.5)%	—%	(43.5)%	$30.1
Signet	(10.8)%	(4.1)%	(14.9)%	0.1%	(14.8)%	$5,226.9
(1)    Includes sales from Signet’s diamond sourcing initiative.
na     Not applicable.

Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value (1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal Year	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
North America segment	$392	$388	—%	0.5%	(7.6)%	1.1%
International segment (3)	£153	£141	8.5%	0.0%	(30.4)%	(5.1)%

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
North America sales
The North America segment’s total sales were $4.84 billion compared to $5.57 billion in the prior year, down 13.0%. Same store sales decreased 9.5% compared to an increase of 1.1% in the prior year. North America’s ATV stayed flat, and the number of transactions decreased 7.6%. eCommerce sales increased 55.8% and brick and mortar sales declined 19.4% on a same store sales basis. The declines noted reflect the impact of the temporary closures of all North America stores beginning on March 23, 2020, as a result of COVID-19, which began reopening in May 2020 with store capacity restrictions. The decline in sales also reflects the impact of permanent store closures of approximately $223 million.
International sales
In Fiscal 2021, the International segment’s total sales were $355.9 million, down 31.3%, compared to $518.0 million in Fiscal 2020. Same store sales decreased by 25.0% compared to a decrease of 4.9% in Fiscal 2020. ATV increased 8.5% while the number of transactions decreased 30.4%. eCommerce sales increased 80.6% and brick and mortar sales declined 41.7% on a same store sales basis. The declines noted reflect the impact of various periods of temporary closures of all UK stores, as a result of COVID-19, beginning on March 24, 2020, reopening in June 2020, and then reclosing in November 2020 for a four week shutdown period and an additional shutdown period started in January through the remainder of Fiscal 2021. The decline in sales also reflects the impact of permanent store closures of approximately $50 million.
Fourth quarter sales
In the fourth quarter, Signet’s total sales were $2.19 billion, up $33.2 million or 1.5%, compared to a decrease of 0.1% in the prior year fourth quarter. Same store sales were up 7.0% compared to an increase of 2.3% in the prior year fourth quarter. The total sales increase was driven by eCommerce sales which were $511.4 million or 23.4% of total sales, compared to $299.9 million or 13.9% of total sales in the prior year fourth quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fourth Quarter of Fiscal 2021	Same store sales (1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	10.4%	(5.4)%	5.0%	0.1%	5.1%	$2,054.1
International segment	(28.3)%	(7.5)%	(35.8)%	1.9%	(33.9)%	$123.1
Other segment (1)	na	(30.1)%	(30.1)%	—%	(30.1)%	$9.3
Signet	7.0%	(5.8)%	1.2%	0.3%	1.5%	$2,186.5
(1)    Includes sales from Signet’s diamond sourcing initiative.
na    Not applicable.

	Average Merchandise Transaction Value (1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth Quarter	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
North America segment	$380	$374	1.1%	(0.5)%	9.9%	3.4%
International segment (3)	£136	£125	6.3%	1.6%	(29.7)%	(4.6)%

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

North America sales
The North America segment’s total sales were $2.05 billion compared to $1.95 billion in the prior year, up 5.1%. Same store sales increased 10.4% compared to an increase of 2.9% in the prior year. The North America segment’s ATV increased 1.1%, and the number of transactions increased 9.9%. eCommerce sales increased 66.0%, while brick and mortar same store sales increased 0.6%. The change reflects a combination of factors including the shift in consumer spend related to the stimulus received and travel restrictions implemented in Fiscal 2021 and the continued traction of Signet's Path to Brilliance strategies and its enhanced OmniChannel capabilities. Despite suppressed retail traffic, Signet experienced much higher conversion rates and increase in transactions value, both online and in-store, which also helped to drive overall sales performance during the fourth quarter.
International sales
The International segment’s total sales decreased 33.9% to $123.1 million compared to $186.2 million in the prior year and decreased 35.8% at constant exchange rates. Same store sales decreased 28.3% compared to a decrease of 3.1% in the prior year. In the International segment’s ATV increased 6.3%, while the number of transactions decreased 29.7%. eCommerce sales increased 115.1% and brick and mortar sales declined 56.2% on a same store sales basis. The declines noted reflect the impact of the temporary closures of all UK stores beginning on November 2020 for a four week shutdown period and an additional shutdown period started in January through the remainder of Fiscal 2021.
Cost of sales and Gross margin
In Fiscal 2021, gross margin was $1.73 billion or 33.1% of sales compared to $2.22 billion or 36.2% of sales in Fiscal 2020. Factors impacting the decline in gross margin rate for the year to date period included: a higher mix of eCommerce sales, strategic promotions and merchandise liquidations, and lower repair sales due to reduced store traffic as a result of the COVID-19 disruption and restrictions. The rate decline was partially offset through permanent transformation cost savings.
In the fourth quarter, gross margin was $869.5 million or 39.8% of sales compared to $897.9 million or 41.7% of sales in the prior year fourth quarter. The decline in gross margin rate reflected strategic promotions to further inventory optimization efforts, lower repair sales related to the decline in store traffic offset by permanent transformation cost savings, driven primarily by lower occupancy costs.
Selling, general and administrative expenses (“SG&A”)
Selling, general and administrative expenses for Fiscal 2021 were $1.59 billion or 30.4% of sales compared to $1.92 billion or 31.3% of sales in Fiscal 2020. SG&A decreased primarily due to lower staff costs, inclusive of closed stores and the benefits of permanent transformation cost savings, lower adverting expense, driven primarily by the Company’s effort to maximize cash on hand during COVID-19 disruption, offset by higher incentive compensation and the provision for credit losses. See Note 13 of Item 8 for further information. SG&A also was favorable due to the impact of furloughed store and support center employees as a result of the COVID-19 disruption to the business.
In the fourth quarter, SG&A expense was $573.8 million or 26.2% of sales compared to $633.2 million or 29.4% of sales in the prior year fourth quarter. SG&A decreased primarily due to lower staff costs, inclusive of closed stores and the benefits of permanent transformation cost savings, lower advertising due to a shift in spend from fourth quarter into third quarter to pull forward Holiday Season sales, offset by higher incentive compensation and the provision for credit losses.
Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, “Signet’s Path to Brilliance” (the “Plan”), to among other objectives, reposition the Company to be a share gaining, OmniChannel jewelry category leader. The restructuring activities under the Plan are substantially completed as of the end of Fiscal 2021. During Fiscal 2021, restructuring charges of $46.2 million were recognized, $14.7 million of which were non-cash charges, primarily related to store closures, severance costs, and professional fees for legal and consulting services related to the Plan.
In the fourth quarter of Fiscal 2021, restructuring charges of $1.0 million were recognized primarily related to store closures and severance costs related to the Plan.

During Fiscal 2020, restructuring charges of $69.9 million were recognized, $16.7 million of which were non-cash charges, primarily related to store closures, severance costs, and professional fees for legal and consulting services related to the Plan. In the fourth quarter of Fiscal 2020, restructuring charges of $10.5 million, of which $4.6 million were non-cash charges, were recognized primarily related to store closure costs and professional fees for legal and consulting services related to the Plan.
See Note 6 of Item 8 for additional information regarding the Company’s restructuring activities.
Asset impairments
During Fiscal 2021, the Company recorded non-cash, pre-tax asset impairments related to the impairment of goodwill, intangible assets and long-lived assets of $10.7 million, $83.3 million and $65.0 million respectively. During the fourth quarter of Fiscal 2021, the Company recorded non-cash, pre-tax asset impairment charges of $0.9 million, all of which related to long-lived assets.
During Fiscal 2020, an immaterial out-of-period adjustment of $47.7 million was recognized within goodwill and intangible impairments on the consolidated statements of operations.
See Note 16 and Note 18 of Item 8 for additional information on the asset impairments.
Other operating income (loss)
In Fiscal 2021, other operating income was $2.4 million compared to other operating loss $29.6 million in Fiscal 2020. Fiscal 2021 included a gain of $9.9 million recognized as a result of the Company de-designating and liquidating derivative financial instruments primarily related to forecasted commodity purchases that were deemed no longer effective in light of the economic circumstances altered by COVID-19. These gains were offset by a charge of $7.5 million, net of insurance recoveries, related to the settlement of previously disclosed shareholder litigation matters. Fiscal 2020 was primarily driven by a $33.2 million charge, net of insurance recoveries, related to the settlement of a shareholder litigation matter.
In the fourth quarter, other operating loss was $1.9 million compared to $31.0 million in the prior year fourth quarter. The fourth quarter of Fiscal 2021 was primarily driven by miscellaneous asset write-offs offset by interest income from the in-house credit program. Fourth quarter of Fiscal 2020 included the $33.2 million net charge related to shareholder litigation noted above.
See Note 12, Note 20 and Note 27 of Item 8 for additional information on these matters.
Operating income (loss)
In Fiscal 2021, operating loss was $57.7 million or 1.1% of sales compared to an operating income of $158.3 million or 2.6% of sales in Fiscal 2020. The decrease year over year reflects the unfavorable impact of the temporary closures of all stores as a result of COVID-19, including the impacts of lower sales and higher asset impairment charges, offset by the permanent transformation cost savings, driven by lower staff costs, lower fixed occupancy costs and the impact from furloughed store and support center employees as a result of the COVID-19 disruption to the business.

	Fiscal 2021		Fiscal 2020
(in millions)	$	% of sales	$	% of sales
North America segment (1)	$57.9	1.2%	$284.9	5.1%
International segment (2)	(43.3)	(12.2)%	9.0	1.7%
Other segment (3)	(0.3)	nm	(15.9)	nm
Corporate and unallocated expenses (4)	(72.0)	nm	(119.7)	nm
Operating income (loss)	$(57.7)	(1.1)%	$158.3	2.6%
(1) Fiscal 2021 includes: 1) $1.6 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; 2) $36.0 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities; and 3) asset impairment charges of $136.7 million.
Fiscal 2020 includes: 1) $6.0 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; 2) $42.1 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities; and 3) asset impairment charges of $47.7 million.
See Note 6, Note 18 and Note 16 for additional information.
(2)    Fiscal 2021 includes: 1) $9.7 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities; and 2) asset impairment charges of $22.3 million.
Fiscal 2020 includes $7.0 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities.
See Note 6 and Note 16 for additional information.
(3)    Fiscal 2021 includes $0.2 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities.
Fiscal 2020 includes $3.2 million related to inventory charges recorded in conjunction with the Company’s restructuring activities.
See Note 6 and Note 18 for additional information.
(4)    Fiscal 2021 includes: 1) charges of $7.5 million related to the settlement of previously disclosed shareholder litigation matters, net of expected insurance proceeds; and 2) $0.5 million related to charges recorded in conjunction with the Company’s restructuring activities.

Fiscal 2020 includes: 1) charges of $33.2 million related to the settlement of previously disclosed shareholder litigation matters, net of expected insurance proceeds; and 2) $20.8 million related to charges recorded in conjunction with the Company’s restructuring activities.
See Note 4, Note 27 and Note 6 for additional information.
nm    Not meaningful.
In the fourth quarter, operating income was $291.9 million or 13.4% of sales compared to $223.2 million or 10.4% of sales in prior year fourth quarter. The operating income increase reflected a combination of factors including the increase in sales, both online and in-store during the fourth quarter of Fiscal 2021 when compared to fourth quarter of Fiscal 2020, the permanent transformation cost savings, the favorable impacts of store closures on store staffing and store occupancy cost, and payroll cost reduction from restricted store hours.

	Fourth Quarter Fiscal 2021		Fourth Quarter Fiscal 2020
(in millions)	$	% of sales	$	% of sales
North America segment (1)	$296.2	14.4%	255.5	13.1%
International segment (2)	9.3	7.6%	25.5	13.7%
Other segment	(1.1)	nm	(1.5)	nm
Corporate and unallocated expenses (3)	(12.5)	nm	(56.3)	nm
Operating income (loss)	$291.9	13.4%	$223.2	10.4%

(1)    Fiscal 2021 includes: 1) $1.3 million benefit recognized due to changes in severance and store closure liabilities recorded in conjunction with the Company’s restructuring activities; and 2) $0.2 million net gains on terminations or modifications of leases resulting from previously recorded impairments of the right of use assets in Fiscal 2021.
Fiscal 2020 includes: 1) $3.4 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; and 2) $4.4 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities.
See Note 6, Note 18 and Note 16 for additional information.
(2)    Fiscal 2021 includes: 1) $2.1 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities; and 2) asset impairment charges of $1.1 million.
Fiscal 2020 includes $4.6 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities.
See Note 6 and Note 16 for additional information.
(3)    Fiscal 2021 includes: 1) charges of $7.5 million related to the settlement of previously disclosed shareholder litigation matters, net of expected insurance proceeds; and 2) $0.5 million related to charges recorded in conjunction with the Company’s restructuring activities.
Fiscal 2020 includes: 1) charges of $33.2 million related to the settlement of previously disclosed shareholder litigation matters, net of expected insurance proceeds; and 2) $1.5 million related to charges recorded in conjunction with the Company’s restructuring activities.
See Note 4, Note 27 and Note 6 for additional information.
nm    Not meaningful.
Interest expense, net
In Fiscal 2021, net interest expense was $32.0 million compared to $35.6 million in Fiscal 2020. In the fourth quarter, net interest expense was $6.4 million compared to $7.7 million in the prior year fourth quarter. The reduction was primarily due to the favorable impact of lower average interest rates due to the debt refinancing during the third quarter of Fiscal 2020 partially offset by higher average borrowings compared to prior year comparable periods. The weighted average interest rate for the Company’s debt outstanding, including the impact of debt issuance amortization, discounts, and other financing fees, for the full year was 3.3% compared to 6.0% in the prior year. The weighted average interest rate for the Company’s debt outstanding for the fourth quarter was 3.9% compared to 4.7% in the prior year fourth quarter.
See Note 23 of Item 8 for additional information on the Company’s debt.
Other non-operating income, net
In Fiscal 2021, other non-operating income, net was $0.0 million compared to $7.0 million in Fiscal 2020. Fiscal 2020 reflects a $6.2 million net gain related to the completion of the Company’s debt refinancing, which consists of an $8.2 million net gain on the early extinguishment of the 4.70% Senior Notes due 2024 (the “Senior Notes”) of Signet UK Finance plc, Signet’s wholly-owned subsidiary, partially offset by a $2.0 million write-off of unamortized debt issuance costs related to the termination of the Company’s prior credit facility.

See Note 23 of Item 8 for additional information on the net gain on extinguishment and the Company’s refinancing activities.

Income taxes
Income tax benefit for Fiscal 2021 was $74.5 million compared to expense of $24.2 million in Fiscal 2020, with an effective tax rate of 83.1% for Fiscal 2021 compared to 18.7% in Fiscal 2020. The higher effective tax rate in the current year was primarily driven by the benefit of the CARES Act for the rate benefit on net operating losses carried back to tax years with higher enacted tax rates and the impact of Signet’s global reinsurance arrangement, partially offset by the increase in valuation allowance recorded against certain state deferred tax assets. The Company’s effective tax rate for the prior year was lower than the US federal income tax rate due to the impact of Signet’s global reinsurance arrangement partially offset by the nondeductible goodwill impairment charges and other nondeductible expenses.

In the fourth quarter, income tax expense was $30.9 million compared to expense of $27.9 million in the prior year fourth quarter. The fourth quarter tax expense and effective rate was favorably impacted by the benefit of the CARES Act, as well as by the mix of pre-tax earnings by jurisdiction.
LIQUIDITY AND CAPITAL RESOURCES
Overview and capital strategy
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its ABL Revolving Facility (defined below). As of January 30, 2021, the Company had $1.2 billion of cash and cash equivalents and $147.6 million of outstanding debt.
The tenets of Signet’s capital strategy are: 1) investing in its business to drive growth in line with the Company’s overall business strategy; 2) ensuring adequate liquidity through a strong cash position and financial flexibility under its debt arrangements; and 3) returning excess cash to shareholders. Over time, Signet’s strategy is to reduce its adjusted leverage ratio to below 3.0x. Refer to discussion of the adjusted leverage ratio in the the Non-GAAP measures section above.
During Fiscal 2021, the third year of its Path-to-Brilliance transformation plan, the Company accelerated its transformation efforts and focused on prioritizing digital investments in both technology and talent, to enhance its new and modernized eCommerce platform and to optimize the OmniChannel shopping journey for its customers. This includes flexible fulfillment capabilities which unlock store level inventory and enable buy online pick up in-store, as well as a continued strategic focus on inventory management to align with customer preferences. The Company’s cash discipline has also led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well through continued inventory reduction efforts. In addition, structural cost reductions during Fiscal 2021 under the Company’s transformation strategy exceeded the expected $100 million of annual cost savings. In addition to the structural cost savings already embedded in the business, the Company will continue to focus on working capital efficiency, optimizing its real estate footprint, and prioritizing transformational productivity to drive future costs savings opportunities, all of which are expected to be used to fuel strategic investments, grow the business, and enhance liquidity.
In addition to its strategic initiatives, as a result of COVID-19 in Fiscal 2021, the Company took temporary actions to preserve liquidity, which included reduced overall capital expenditures, significant reductions to discretionary spend, the implementation of temporary reduced work hours and furloughs across store and support center teams, as well as reduced cash compensation for executives and the Company’s Board of Directors. The Company also deferred certain cash payments to Fiscal 2022, primarily related to certain lease obligations (as discussed in Note 17 of Item 8). The Company temporarily suspended its common dividend program and paid its preferred dividends during each quarter of Fiscal 2021 “in-kind”. The Company expects to resume paying the preferred dividends in cash beginning in the first quarter of Fiscal 2022.
As a prudent measure to increase the Company’s financial flexibility and bolster its cash position, during the first quarter of Fiscal 2021, the Company elected to borrow an additional $900 million from its the ABL Revolving Facility. The Company fully paid down amounts borrowed under the ABL Revolving Facility during the third and fourth quarters of Fiscal 2021. The Company also fully repaid the FILO Term Loan Facility during the fourth quarter of Fiscal 2021.
The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL Revolving Facility will be sufficient to meet its ongoing business requirements for at least the 12 months following the date of this report, including funding working capital needs, projected investments in the business (including capital expenditures), debt service, returns to shareholders through either dividends or the Company’s share repurchase program (as discussed in Note 8 of Item 8), and deferred cash payments from Fiscal 2021 as noted above.
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

Signet derives most of its operating cash flows through the sale of merchandise and extended service plans. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by third-party credit or debit card. As discussed further in Note 4 of Item 8, the Company has outsourced its prime credit portfolio and a substantial portion of its non-prime credit portfolio, and it receives cash from its outsourced financing partners (net of applicable fees) within two days of the customer sale. Offsetting these receipts, the Company’s largest operating expenses are the purchase of inventory, store occupancy costs (including rent), and payroll and payroll-related benefits.
Summary cash flows
The following table provides a summary of Signet’s cash flow activity for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net cash provided by operating activities	$1,372.3	$555.7	$697.7
Net cash used in investing activities	(77.8)	(140.8)	(119.0)
Net cash used in financing activities	(498.6)	(237.0)	(602.7)
Increase (decrease) in cash and cash equivalents	795.9	177.9	(24.0)

Cash and cash equivalents at beginning of period	374.5	195.4	225.1
Increase (decrease) in cash and cash equivalents	795.9	177.9	(24.0)
Effect of exchange rate changes on cash and cash equivalents	2.1	1.2	(5.7)
Cash and cash equivalents at end of period	$1,172.5	$374.5	$195.4
Operating activities
Net cash provided by operating activities was $1.4 billion compared to net cash provided by operating activities of $555.7 million in the prior year comparable period, primarily due to the Company’s ongoing cost control and working capital management initiatives, as well as temporary measures in place to manage liquidity as a result of the impacts of COVID-19, offset by the impacts of the pandemic on the Company’s operating results.
•Net loss was $15.2 million compared to net income of $105.5 million in the prior year period, a decrease of $120.7 million.
•Net loss for the period was significantly impacted by changes in deferred tax liabilities, which increased $141.8 million compared to an increase of $21.5 million in the prior year period offset by changes in current income taxes of $(45.5) million compared to $0.6 million in the prior year. This was primarily the result of the net operating loss carryback filed in the first quarter in accordance with the provisions of the CARES Act, offset by an increase in the valuation allowance related to certain deferred tax assets in the US. During Fiscal 2021, the Company collected $183.4 million related to the loss carryback and other credits filed in Fiscal 2021 under the provisions of the CARES Act. Refer to Note 11 of Item 8 for additional information.
•Non-cash asset impairment charges were $159.0 million compared to $47.7 million in the prior year period, an increase of $111.3 million. See Note 16 of Item 8 for additional information regarding the impairments recognized in each period.
•Depreciation and amortization decreased $2.0 million to $176.0 million from $178.0 million in the prior year comparable period.
•Cash used by accounts receivable totaled $50.1 million compared to a use of $15.2 million in the prior year comparable period. This cash usage was driven by the portion of the non-prime in-house credit card portfolio that was retained by the Company beginning in the second quarter of Fiscal 2021. See Note 13 of Item 8 for additional information.
•Cash provided by inventory was $308.0 million compared to a source of $48.8 million in Fiscal 2020. This increase was driven by the Company’s continued inventory reduction initiatives and the lower store count, net of openings, of 375 stores compared to prior year-end.
•Cash provided by accounts payable was $577.8 million compared to a source of $77.2 million in Fiscal 2020. This increase was driven by the Company’s aggressive working capital management initiatives throughout Fiscal 2021, which included the extension of time to pay with numerous vendors during the year.

•Cash provided by changes in operating leases was $31.2 million, compared to cash used of $9.4 million in the prior year period, driven by the Company’s deferral of rent payments due in the months of April through July 2020, which are now expected to be paid primarily in early Fiscal 2022. See Note 17 of Item 8 for further information.
Non-prime forward-flow receivables outsourcing agreement
During the first half of Fiscal 2021, the 2018 agreements pertaining to the purchase of forward flow receivables were terminated and new agreements were executed with CarVal and Castlelake which are effective until June 2021. Historically, non-prime receivables represented approximately 7% of Signet’s consolidated revenue on an annual basis. The new agreements provide that CarVal and Castlelake will continue to purchase add-on receivables created on existing customer accounts at a discount rate determined in accordance with the new agreements. In the second quarter of Fiscal 2021, Signet began retaining forward flow non-prime receivables created for new customers. These new accounts represented approximately 2% of Signet’s Fiscal 2021 revenue. The termination of the previous agreements has no effect on the receivables that were previously sold to CarVal and Castlelake prior to the termination, except that Signet agreed to extend the parties’ payment obligation for the remaining 5% of the receivables previously purchased in June 2018 until the new agreements terminate. The Company’s agreement with the credit servicer Genesis remains in place.
During the fourth quarter of Fiscal 2021, the Company reached additional agreements with the Investors to further amend the receivables purchase agreements noted above. CarVal will continue to purchase add-ons for existing accounts and will purchase 50% of new forward flow non-prime receivables through June 30, 2021. Genesis will purchase the remaining 50% of new forward flow receivables through June 30, 2021. Castlelake will not purchase any new forward flow non-prime receivables but will continue to purchase add-ons for existing accounts through June 30, 2021. Signet will continue to retain add-on purchases for existing accounts. The Company is actively considering alternatives with regard to the non-prime forward-flow receivables post-June 2021.
Investing Activities
Net cash used in investing activities was $77.8 million compared to $140.8 million in the prior period. Cash used in each period was primarily for capital additions associated with new stores and remodels of existing stores, as well as capital investments in IT.
Stores opened and closed in Fiscal 2021:

Store count by segment	February 1, 2020	Openings (2)	Closures (2)	January 30, 2021
North America segment (1)	2,757	53	(329)	2,481
International segment (1)	451	—	(99)	352
Signet	3,208	53	(428)	2,833
(1) The net change in selling square footage for Fiscal 2021 for the North America and International segments was (8.7)% and (14.6)%, respectively.
(2) Includes 33 store repositions in Fiscal 2021.
Net Cash Used in Financing Activities
Net cash used in financing activities in Fiscal 2021 was $498.6 million, comprised primarily of $27.2 million for dividend payments on common and preferred shares, net debt repayments of $370.0 million, and a decrease in bank overdrafts of $87.4 million. See further information on debt movements below.

Net cash used in financing activities in Fiscal 2020 was $237.0 million, comprised primarily of $108.6 million for dividend payments on common and preferred shares, $166.4 million for net debt repayments, and an increase in bank overdrafts of $47.5 million.
Movement in Cash and Indebtedness
Cash and cash equivalents at January 30, 2021 were $1.2 billion compared to $374.5 million as of February 1, 2020. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
During Fiscal 2020, the Company completed a debt refinancing which included the termination and the repayment of $249.9 million of the Company’s previous credit facility and a payment of $241.5 million (including third party fees) to settle of a portion of its Senior Notes, as well as entering into a new five-year asset based lending facility, which consisted of (i) a revolving credit facility in an aggregate committed amount of $1.5 billion (“ABL Revolving Facility”) and (ii) a first-in last-out term loan facility in an aggregate principal amount of $100.0 million (the “FILO Term Loan Facility” and, together with the ABL Revolving Facility, the “ABL Facility”). Refer to Note 23 of Item 8 for further information regarding the debt refinancing activities.

At February 1, 2020, Signet had $613.1 million of outstanding debt, comprised of $147.5 million of Senior Notes, $270.0 million on the ABL Revolving Facility, $100.0 million on the FILO Term Facility, and other loans and bank overdrafts totaling $95.6 million.

During Fiscal 2021, the Company borrowed $900 million and paid down $1.17 billion, on the ABL Revolving Facility. Borrowings were made to fund short-term cash needs and as a prudent measure in response to COVID-19 to increase the Company’s financial flexibility and bolster its cash position. In January 2021, the Company fully repaid the $100 million FILO Term Loan Facility. At January 30, 2021, Signet had $147.6 million of outstanding debt related to the Senior Notes.

The Company had stand-by letters of credit on the ABL Revolving Facility of $19.0 million as of January 30, 2021 that reduced remaining borrowing availability. Available borrowings under the ABL Revolving Facility were $1.3 billion as of January 30, 2021.
Net cash was $1.0 billion as of January 30, 2021 compared to net debt of $237.0 million as of February 1, 2020.
As of January 30, 2021 and February 1, 2020, the Company was in compliance with all debt covenants.
Capital availability
Signet’s level of borrowings and cash balances fluctuates during the year reflecting the seasonality of its cash flow requirements and business performance. Management believes that cash balances and the committed borrowing facilities (including the ABL Facility described more fully in Note 23 of Item 8) currently available to the business are sufficient for both its present and near-term requirements. The following table provides a summary of these items as of January 30, 2021, February 1, 2020 and February 2, 2019:

(in millions)	January 30, 2021	February 1, 2020	February 2, 2019
Working capital (1)	$1,583.3	$1,502.2	$1,822.8
Capitalization:
Long-term debt	146.7	515.9	649.6
Series A redeemable convertible preferred shares	642.3	617.0	615.3
Shareholder’s equity	1,190.3	1,222.6	1,201.6
Total capitalization	$1,979.3	$2,355.5	$2,466.5
Additional amounts available under credit agreements	$1,320.8	$1,158.1	$685.4
(1) Includes cash and cash equivalents

If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of January 30, 2021, the threshold related to the fixed coverage ratio was approximately $136 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
Credit ratings
The following table provides Signet’s credit ratings as of January 30, 2021:

Rating Agency	Corporate	Senior Unsecured Notes
Standard & Poor’s	B+	B+
Moody’s	Ba3	B2
Fitch	B	BB-
OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
Signet held $387.4 million of consignment inventory which is not recorded on the balance sheet at January 30, 2021, as compared to $625.7 million at February 1, 2020. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.
Contingent property liabilities
At January 30, 2021, approximately 17 property leases had been assigned by Signet to third parties (and remained unexpired and occupied by assignees at that date) and approximately five additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-

let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the consolidated statements of operations as it arises, has not been material.
IMPACT OF INFLATION
The impact of inflation on Signet’s results for the past three years has not been significant apart from the impact of the commodity costs changes, and in the UK, the impact on merchandise costs due to the currency translation of the British pound against the US dollar.
CRITICAL ACCOUNTING ESTIMATES
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
Goodwill and intangibles
In a business combination, the Company estimates and records the fair value of all assets acquired and liabilities assumed, including identifiable intangible assets and liabilities. The fair value of these intangible assets and liabilities is estimated based on management’s assessment, including selection of appropriate valuation techniques, inputs and assumptions in the determination of fair value. Significant estimates in valuing intangible assets and liabilities acquired include, but are not limited to, future expected cash flows associated with the acquired asset or liability, expected life and discount rates. The excess purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each.
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
The impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows or market-based methodologies. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
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
Long-lived assets
Long-lived assets of the Company consist primarily of property and equipment, definite-lived intangible assets and operating lease right-of-use (“ROU”) assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the undiscounted cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the store asset group, based on the

Company’s internal business plans. If the undiscounted cash flow for the store asset group is less than its carrying amount, the long-lived assets are measured for potential impairment by estimating the fair value of the asset group, and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. The Company utilizes primarily the replacement cost method to estimate the fair value of its property and equipment, and the income capitalization method to estimate the fair value of its ROU assets, which incorporates historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates.
The valuation of the Company’s long-lived assets could be negatively impacted by unfavorable operating performance and cash flows of the Company’s stores, including a slower than anticipated re-opening of the stores as a result of COVID-19, lower than anticipated consumer traffic, changes in the Company’s real estate strategy or other key business initiatives. Key assumptions used to estimate fair value, such as sales trends, market capitalization and rental rates, and discount rates could impact the fair value estimates of the store assets in future periods.
Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The Company recorded a valuation allowance of $83.9 million and $38.4 million, as of January 30, 2021 and February 1, 2020, respectively, due to uncertainties related to the Company’s ability to utilize certain of its deferred tax assets, primarily consisting of net operating losses, foreign tax credits and capital losses carried forward.
The annual effective tax rate is based on annual income, statutory tax rates and tax planning strategies available in the various jurisdictions in which the Company operates. The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company records a reserve for uncertain tax positions, including interest and penalties. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. See Note 11 in Item 8 for additional information regarding deferred tax assets and unrecognized tax benefits.
Leases
On February 3, 2019, the Company adopted ASU No. 2016-02 Leases (Topic 842) and related updates (“ASC 842”) using the optional transition method to recognize a cumulative-effect adjustment to the opening balance of retained earnings. The impact of the optional transition method was deemed immaterial upon adoption of ASC 842. As part of the adoption of ASC 842, the Company utilized the practical expedient relief package, as well as the short-term leases and portfolio approach practical expedients. ASC 842 allows a lessee, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We have elected this practical expedient as presented in ASC 842, and do not separate non-lease components for all underlying asset classes. Financial results included in the Company’s consolidated financial statements for Fiscal 2021 and Fiscal 2020 are presented under ASC 842, while Fiscal 2019 is presented under the previous accounting standard, ASC 840.
Signet occupies certain properties and holds machinery and vehicles under operating leases. Signet determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to selling, general and administrative expenses as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Further, certain leases provide for variable rent increases based on indexes specified within the lease agreement. The variable increases based on an index are initially measured as part of the operating lease liability using the index at the commencement date. Contingent rent and subsequent changes to variable increases based on indexes will be recognized in the variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease ROU assets and current and non-current operating lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the lease commencement date, based primarily on the underlying lease term, in measuring the present value of lease payments. Lease terms, which include the period of the lease that cannot be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The Company and certain of its subsidiaries, which are listed on Exhibit 22.1 to this Annual Report on Form 10-K, have guaranteed obligations under the 4.70% senior unsecured notes due in 2024 (the “Senior Notes”).
The Senior Notes were issued by Signet UK Finance plc (the “Issuer”). The Senior Notes rank senior to the Preferred Shares (as defined in Note 7 of Item 8) and Common Shares. The Senior Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing that indebtedness. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company, as the parent entity ( the “Parent”) of the Issuer, and certain of its subsidiary guarantors (each, a “Guarantor” and collectively, the “Guarantors”).
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

	Summarized Balance Sheets
(in millions)	January 30, 2021	February 1, 2020
Total current assets	$3,799.6	$3,421.6
Total non-current assets	2,475.9	3,009.7
Total current liabilities	2,357.1	2,119.2
Total non-current liabilities	3,578.7	4,054.9
Redeemable preferred shares	642.3	617.0
Total due from Non-Guarantors (1)	395.9	573.2
Total due to Non-Guarantors (1)	1,695.0	1,825.8
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
(in millions)	Fiscal 2021	Fiscal 2020
Sales	$4,894.8	$5,656.3
Gross margin	1,681.7	2,061.2
Income (loss) before income taxes (2)	161.1	1,437.8
Net income (loss) (2)	240.1	1,416.2
(2)    Includes income from intercompany transactions with Non-Guarantors of $231.2 million for Fiscal 2021, and income of $1.4 billion for Fiscal 2020. Intercompany transactions primarily include intercompany dividends and interest.
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
As certain of the International segment’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet also hedges a significant portion of forecasted merchandise purchases using commodity forward purchase contracts, options and net zero premium collar arrangements. Additionally, the North America segment occasionally enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with purchases for the Company’s Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from the Company’s counterparties.
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
Foreign Currency Exchange Rate Risk
Approximately 89% of Signet’s total assets were held in entities whose functional currency is the US dollar at January 30, 2021 and generated approximately 90% of its sales in US dollars in Fiscal 2021. All remaining assets and sales are in British pounds and Canadian dollars.
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
The International segment buys certain products and materials on international markets that are priced in US dollars, and therefore has an exposure to exchange rates on the cost of goods sold. Signet uses certain derivative financial instruments to hedge a portion of this exposure within treasury guidelines approved by the Board. In Fiscal 2021, approximately 35% of the International segment’s goods purchased were transacted in US dollars (Fiscal 2020: 27%).
Signet holds a fluctuating amount of British pounds reflecting the cash generating characteristics of the International segment. Signet’s objective is to minimize net foreign exchange exposure to the consolidated statements of operations on British pound denominated items through managing this level of cash, British pound denominated intercompany balances and US dollar to British pound swaps. In order to manage the foreign exchange exposure and minimize the level of British pound cash held by Signet, the British pound denominated subsidiaries periodically pay dividends as needed to their immediate holding companies and excess British pounds are sold in exchange for US dollars.
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
Interest Rate Risk
Signet’s interest income and expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding. As of January 30, 2021, a hypothetical 100 basis point increase in interest rates would result in no additional annual interest expense since all of the Company’s variable rate debt has been repaid.
Sensitivity Analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.
Fair value gains (losses) arising from:

(in millions)	Fair Value January 30, 2021	10% depreciation of $ against £	10% depreciation of $ against C$	10% depreciation of gold prices	Fair Value February 1, 2020
Foreign exchange contracts	$(0.2)	$8.6	$0.9	$—	$(0.3)
Commodity contracts	(0.1)	—	—	(0.1)	11.8
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
The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against British pound and Canadian dollar from the levels applicable at January 30, 2021 with all other variables remaining constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors                                            Signet Jewelers Limited:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (the Company) as of January 30, 2021 and February 1, 2020, the consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for the 52 week periods ended January 30, 2021, February 1, 2020, and February 2, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for the 52 week periods ended January 30, 2021, February 1, 2020, and February 2, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As described in Note 17 to the consolidated financial statements, the Company has changed its method of accounting for leases effective February 3, 2019 due to the adoption of ASU No. 2016‑02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of store level right‑of‑use assets

As discussed in Note 16 to the consolidated financial statements, the Company performs an impairment review whenever events or circumstances indicate that the carrying amount of the asset group may not be recoverable using the estimated undiscounted cash flows expected to be generated by the asset group, which is at the individual store level. If the undiscounted cash flows are less than the asset’s carrying amount, the long‑lived assets are measured for potential impairment by estimating the fair value of the assets in the group and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. Operating right-of-use assets were $1,362.2 million as of January 30, 2021. Due to the various impacts of COVID‑19, including the temporary closure of all the Company’s stores and real estate assessments that included store closure decisions, the Company recognized pre‑tax impairment charges for right‑of‑use assets of $36.9 million in fiscal 2021.

We identified the evaluation of the impairment of store level right‑of‑use assets as a critical audit matter. Subjective auditor judgment was required to evaluate forecasted cash flows expected to be generated by the asset groups. Specifically, evaluating forecasted revenue growth rates used in determining the undiscounted cash flows of the asset groups involved a high degree of subjective auditor judgment due the effects of COVID‑19. The evaluation of the estimated fair value of the asset group, when required, also involved a high degree of subjective auditor judgment. Specifically, the determination of the fair value of right‑of‑use assets includes use of estimated market rent that required involvement of valuation professionals with specialized skills and knowledge to evaluate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s impairment analyses, including controls related to the development of forecasted revenue growth rates and estimated market rent. We compared the Company’s historical revenue projections to actual results to assess the Company’s ability to accurately forecast revenues based on the internal business plan for the asset group. We assessed the Company’s assumptions related to forecasted revenue growth rates by comparing them to historical results. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the methodology and market rent assumption used to determine the fair value of certain right‑of‑use assets by comparing management’s estimate to independently developed market rental ranges from market data for comparable properties.

Indefinite‑lived asset impairment

As discussed in Note 18 to the consolidated financial statements, the Company had intangible assets of $179.0 million as of January 30, 2021, which included the Zales Jewelers tradename. Indefinite‑lived intangible assets are evaluated for impairment annually and if events or conditions indicate the carrying value of the asset may be greater than its fair value. Due to the impacts of COVID‑19 to the Company’s business during the quarter ended May 2, 2020, the Company determined a triggering event had occurred that required an interim impairment assessment of its indefinite‑lived intangible assets. The Company used the relief‑from‑royalty method to estimate the fair value of indefinite‑lived intangible assets. As a result of the impairment assessment, the Company recorded an impairment charge of $83.3 million within its North America segment, which includes the Zales Jewelers tradename.

We identified the evaluation of the impairment of the Zales Jewelers tradename during the quarter ended May 2, 2020 as a critical audit matter. Subjective auditor judgment was required to evaluate forecasted revenues, royalty rate, and company specific risk premium assumptions used to develop the discount rate and estimate the fair value of the Zales Jewelers tradename. Changes to these assumptions could substantially impact the amount of the impairment charge. This increased the need for subjective auditor judgment in evaluating these assumptions underlying the estimate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s impairment process, including controls related to the development of forecasted revenues, royalty rate, and company specific risk premium assumptions used to develop the discount rate and estimate the fair value of the Zales Jewelers tradename. We compared the Company’s historical revenue projections to actual results to assess the Company’s ability to accurately forecast revenues. We assessed the Company’s assumptions related to forecasted revenues by comparing them to historical results. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the royalty rate by comparing it to a range that was independently developed using publicly available data. The valuation professionals also tested the company specific risk premium used to develop the discount rate by performing benchmarking analyses using publicly available data from peer companies.

Evaluation of revenue recognition related to extended service plans

As discussed in Note 3 to the consolidated financial statements, revenue related to the extended service plans (“ESP”) is recognized in proportion to when the expected costs will be incurred. To determine the amount of revenue to recognize, the Company estimates the deferral period and pattern of future claims costs. As a result of the COVID‑19 pandemic, the recognition of ESP revenue was impacted by the temporary closing and subsequent reopening of stores in fiscal 2021.

We identified the evaluation of revenue recognition related to ESP as a critical audit matter. Subjective auditor judgment was required to evaluate the estimated deferral period and patterns of future claims costs used to recognize ESP revenue because a change in these estimates could substantially impact revenues, which included assessing the aging of claims by year of contract sale and estimates of future claims.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including controls related to the development of assumptions used to estimate the deferral period and patterns of future claims costs. We evaluated the historical claim trends used by the Company in estimating the future claims costs on a sample basis by selecting claims and tracing them back to the original proof of sale. We tested the Company’s assumption related to the deferral period in which the claims are expected to be incurred by comparing it to the current aging of claim costs incurred by year of contract sale, including estimated future claims. We tested the Company’s assumption that historical claim trends are representative of future claims costs by comparing the pattern and volume of claims incurred from recent claims history to the current pattern in use and volume of claims incurred. We assessed the calculations used by the Company to determine ESP revenue recognized for consistency with the estimated deferral period and patterns of future claim costs.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Cleveland, Ohio
March 18, 2021

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)	Fiscal 2021	Fiscal 2020	Fiscal 2019	Notes
Sales	$5,226.9	$6,137.1	$6,247.1	3
Cost of sales	(3,493.0)	(3,904.2)	(4,024.1)
Restructuring charges - cost of sales	(1.4)	(9.2)	(62.2)	6
Gross margin	1,732.5	2,223.7	2,160.8
Selling, general and administrative expenses	(1,587.4)	(1,918.2)	(1,985.1)
Credit transaction, net	—	—	(167.4)	4
Restructuring charges	(46.2)	(69.9)	(63.7)	6
Asset impairments	(159.0)	(47.7)	(735.4)	16
Other operating income (loss)	2.4	(29.6)	26.2	12
Operating income (loss)	(57.7)	158.3	(764.6)	5
Interest expense, net	(32.0)	(35.6)	(39.7)
Other non-operating income, net	—	7.0	1.7
Income (loss) before income taxes	(89.7)	129.7	(802.6)
Income taxes	74.5	(24.2)	145.2	11
Net income (loss)	(15.2)	105.5	(657.4)
Dividends on redeemable convertible preferred shares	(33.5)	(32.9)	(32.9)	8
Net income (loss) attributable to common shareholders	$(48.7)	$72.6	$(690.3)

Earnings (loss) per common share:
Basic	$(0.94)	$1.40	$(12.62)	9
Diluted	$(0.94)	$1.40	$(12.62)	9
Weighted average common shares outstanding:
Basic	52.0	51.7	54.7	9
Diluted	52.0	51.8	54.7	9
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2021			Fiscal 2020			Fiscal 2019
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$(15.2)			$105.5			$(657.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	$11.2	$—	$11.2	$(1.7)	$—	$(1.7)	$(35.9)	$—	$(35.9)
Available-for-sale securities:
Unrealized gain (loss)	0.2	—	0.2	(0.2)	—	(0.2)	0.6	(0.2)	0.4
Reclassification adjustment for (gains) losses to net income	—	—	—	1.0	—	1.0	—	—	—
Impact from adoption of new accounting pronouncements (1)	—	—	—	—	—	—	(1.1)	0.3	(0.8)
Cash flow hedges:
Unrealized gain (loss)	(1.0)	0.2	(0.8)	14.8	(3.6)	11.2	6.2	(1.4)	4.8
Reclassification adjustment for (gains) losses to net income	(16.8)	4.2	(12.6)	(3.4)	0.7	(2.7)	(2.1)	0.6	(1.5)
Pension plan:
Actuarial gain (loss)	5.4	(1.0)	4.4	0.5	(0.1)	0.4	(4.1)	0.7	(3.4)
Reclassification adjustment to net income for amortization of actuarial (gains) losses	1.0	(0.2)	0.8	1.2	(0.2)	1.0	0.9	(0.2)	0.7
Prior service costs	—	—	—	—	—	—	(8.1)	1.6	(6.5)
Reclassification adjustment to net income for amortization of net prior service credits	0.1	—	0.1	—	—	—	—	—	—
Total other comprehensive income (loss)	$0.1	$3.2	$3.3	$12.2	$(3.2)	$9.0	$(43.6)	$1.4	$(42.2)
Total comprehensive income (loss)			$(11.9)			$114.5			$(699.6)
(1)    Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity securities as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-01.
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amount)	January 30, 2021	February 1, 2020	Notes
Assets
Current assets:
Cash and cash equivalents	$1,172.5	$374.5	1
Accounts receivable, net	88.7	38.8	13
Other current assets	236.6	403.5
Income taxes	51.7	6.3
Inventories, net	2,032.5	2,331.7	14
Total current assets	3,582.0	3,154.8
Non-current assets:
Property, plant and equipment, net	605.5	741.9	15
Operating lease right-of-use assets	1,362.2	1,683.3	17
Goodwill	238.0	248.8	18
Intangible assets, net	179.0	263.8	18
Other assets	195.8	201.8
Deferred tax assets	16.4	4.7	11
Total assets	$6,178.9	$6,299.1
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$95.6	23
Accounts payable	812.6	227.9
Accrued expenses and other current liabilities	494.1	697.0	24
Deferred revenue	288.7	266.2	3
Operating lease liabilities	377.3	338.2	17
Income taxes	26.0	27.7
Total current liabilities	1,998.7	1,652.6
Non-current liabilities:
Long-term debt	146.7	515.9	23
Operating lease liabilities	1,147.3	1,437.7	17
Other liabilities	111.1	116.6	25
Deferred revenue	783.3	731.5	3
Deferred tax liabilities	159.2	5.2	11
Total liabilities	4,346.3	4,459.5
Commitments and contingencies			27
Series A redeemable convertible preferred shares of $0.01 par value: 500 shares authorized, 0.625 shares outstanding	642.3	617.0	7
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 52.3 shares outstanding (2020: 52.3 shares outstanding)	12.6	12.6	8
Additional paid-in capital	258.8	245.4
Other reserves	0.4	0.4
Treasury shares at cost: 17.7 shares (2020: 17.7 shares)	(980.2)	(984.9)	8
Retained earnings	2,189.2	2,242.9
Accumulated other comprehensive loss	(290.5)	(293.8)	10
Total shareholders’ equity	1,190.3	1,222.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,178.9	$6,299.1
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cash flows from operating activities:
Net income (loss)	$(15.2)	$105.5	$(657.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	176.0	178.0	183.6
Amortization of unfavorable contracts	(5.4)	(5.5)	(7.9)
Share-based compensation	14.5	16.9	16.5
Deferred taxation	141.8	21.5	(105.6)
Credit transaction, net	—	—	160.4
Asset impairments	159.0	47.7	735.4
Restructuring charges	14.7	25.9	84.9
Net loss (gain) on extinguishment of debt	0.4	(6.2)	—
Other non-cash movements	0.3	(4.3)	(3.4)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(50.1)	(15.2)	45.7
Proceeds from sale of in-house finance receivables	—	—	445.5
Decrease (increase) in other assets and other receivables	181.9	(184.2)	0.7
Decrease (increase) in inventories	308.0	48.8	(194.3)
Increase (decrease) in accounts payable	577.8	77.2	(78.5)
Increase (decrease) in accrued expenses and other liabilities	(185.8)	232.9	55.9
Change in operating lease assets and liabilities	31.2	(9.4)	—
Increase in deferred revenue	73.1	30.8	9.7
Changes in income tax receivable and payable	(45.5)	0.6	10.9
Pension plan contributions	(4.4)	(5.3)	(4.4)
Net cash provided by operating activities	1,372.3	555.7	697.7
Investing activities
Purchase of property, plant and equipment	(83.0)	(136.3)	(133.5)
Proceeds from sale of assets	—	0.5	5.5
Purchase of available-for-sale securities	—	(13.3)	(0.6)
Proceeds from sale of available-for-sale securities	5.2	8.3	9.6
Net cash used in investing activities	(77.8)	(140.8)	(119.0)
Financing activities
Dividends paid on common shares	(19.4)	(77.4)	(79.0)
Dividends paid on redeemable convertible preferred shares	(7.8)	(31.2)	(31.2)
Repurchase of common shares	—	—	(485.0)
Proceeds from term loans	—	100.0	—
Repayments of term loans	(100.0)	(294.9)	(31.3)
Settlement of Senior Notes, including third party fees	—	(241.5)	—
Proceeds from revolving credit facilities	900.0	858.3	787.0
Repayments of revolving credit facilities	(1,170.0)	(588.3)	(787.0)
Payment of debt issuance costs	—	(9.3)	—
Increase (decrease) of bank overdrafts	(87.4)	47.5	25.9
Other financing activities	(14.0)	(0.2)	(2.1)
Net cash used in financing activities	(498.6)	(237.0)	(602.7)
Cash and cash equivalents at beginning of period	374.5	195.4	225.1
Increase (decrease) in cash and cash equivalents	795.9	177.9	(24.0)
Effect of exchange rate changes on cash and cash equivalents	2.1	1.2	(5.7)
Cash and cash equivalents at end of period	$1,172.5	$374.5	$195.4
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at February 3, 2018	$15.7	$290.2	$0.4	$(1,942.1)	$4,396.2	$(260.6)	$2,499.8
Impact from adoption of new accounting pronouncements (1)	—	—	—	—	(15.7)	(0.8)	(16.5)
Net income (loss)	—	—	—	—	(657.4)	—	(657.4)
Other comprehensive income (loss)	—	—	—	—	—	(41.4)	(41.4)
Dividends on common shares	—	—	—	—	(79.4)	—	(79.4)
Dividends on redeemable convertible preferred shares	—	—	—	—	(32.9)	—	(32.9)
Repurchase of common shares	—	—	—	(485.0)	—	—	(485.0)
Treasury share retirements	(3.1)	(58.4)	—	1,391.0	(1,329.5)	—	—
Net settlement of equity based awards	—	(11.8)	—	8.8	0.9	—	(2.1)
Share-based compensation expense	—	16.5	—	—	—	—	16.5
Balance at February 2, 2019	$12.6	$236.5	$0.4	$(1,027.3)	$2,282.2	$(302.8)	$1,201.6
Net income (loss)	—	—	—	—	105.5	—	105.5
Other comprehensive income (loss)	—	—	—	—	—	9.0	9.0
Dividends on common shares	—	—	—	—	(77.4)	—	(77.4)
Dividends on redeemable convertible preferred shares	—	—	—	—	(32.9)	—	(32.9)
Net settlement of equity based awards	—	(8.0)	—	42.4	(34.5)	—	(0.1)
Share-based compensation expense	—	16.9	—	—	—	—	16.9
Balance at February 1, 2020	$12.6	$245.4	$0.4	$(984.9)	$2,242.9	$(293.8)	$1,222.6
Net income (loss)	—	—	—	—	(15.2)	—	(15.2)
Other comprehensive income (loss)	—	—	—	—	—	3.3	3.3
Dividends on redeemable convertible preferred shares	—	—	—	—	(33.5)	—	(33.5)
Net settlement of equity based awards	—	(1.1)	—	4.7	(5.0)	—	(1.4)
Share-based compensation expense	—	14.5	—	—	—	—	14.5
Balance at January 30, 2021	$12.6	$258.8	$0.4	$(980.2)	$2,189.2	$(290.5)	$1,190.3
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

SIGNET JEWELERS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and summary of significant accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America, International, and Other. The “Other” reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. See Note 5 for additional discussion of the Company’s segments.
Signet’s business is seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales as well as accounts for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
The Company has evaluated and determined that there were no additional events or transactions subsequent to January 30, 2021 for potential recognition or disclosure through the date the consolidated financial statements were issued. There are no material related party transactions. The following accounting policies have been applied consistently in the preparation of the Company’s consolidated financial statements.
(a) Basis of preparation
The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) and include the results for the 52 week period ended January 30, 2021 (“Fiscal 2021”), as Signet’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 52 week period ended February 1, 2020 (“Fiscal 2020”) and the 52 week period ended February 2, 2019 (“Fiscal 2019”). Intercompany transactions and balances have been eliminated in consolidation. Signet has reclassified certain prior year amounts to conform to the current year presentation.
(b) Risks and Uncertainties - COVID-19
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

Effective March 23, 2020, the Company temporarily closed all of its stores in North America, its diamond operations in New York and its support centers in the US. Additionally, effective March 24, 2020, the Company temporarily closed all of its stores in the UK. The COVID-19 pandemic has also disrupted the Company’s global supply chain, including the temporary closure of the Company’s diamond polishing operations in Botswana, and may cause additional disruptions to operations if employees of the Company become sick, are quarantined, or are otherwise limited in their ability to work at Company locations or travel for business. The Company continued to fill eCommerce orders during the temporary closure period of all stores. Beginning in the second quarter of Fiscal 2021, the Company began a measured approach to re-opening its stores, and by the end of the third quarter of Fiscal 2021 had re-opened substantially all of its stores. During the fourth quarter of Fiscal 2021, both the UK and certain Canadian provinces re-established mandated temporary closure of non-essential businesses. Canadian stores began re-opening periodically in February 2021 as provincial restrictions began to be lifted, and the UK stores are expected to open in April 2021.

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

The full extent and duration of the impact of COVID-19 on the Company’s operations and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and possible resurgence of the pandemic, the success of the vaccine rollout globally, its impact on capital and financial markets on a macro-scale and the actions to contain the virus or mitigate its impact, among others. While the full extent of the impact of COVID-19 is currently unknown, it had a significant impact on Signet’s results of operations and cash flows during the first half of Fiscal 2021. However, management currently believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the 12 months following the date of this report.

As a result of the potential risks identified related to COVID-19 on its consolidated financial statements, the Company considered and performed the following assessments during Fiscal 2021: impairment assessments for goodwill, indefinite-lived intangible assets and store level long-lived assets (including property and equipment and operating lease right-of-use assets); assessment of rent concessions, including deferrals or other lease modifications; assessment of the effectiveness of certain foreign currency and commodity derivative financial instruments; assessment of the realizability of the Company’s deferred tax assets; and assessment of the impacts of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020.
(c) Use of estimates
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
(d) Foreign currency translation
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
(e) Revenue recognition
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
(f) Cost of sales and selling, general and administrative expenses
Cost of sales includes merchandise costs net of discounts and allowances; freight, processing and distribution costs; inventory shrinkage; and store operating and occupancy costs. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation.
Selling, general and administrative expenses include store staff and store administrative costs; centralized administrative expenses, including information technology; third-party credit costs and credit loss expense; advertising and promotional costs and other operating expenses not specifically categorized elsewhere in the consolidated statements of operations.
Compensation and benefits costs included within cost of sales and selling, general and administrative expenses totaled $996.1 million in Fiscal 2021 (Fiscal 2020: $1,196.6 million; Fiscal 2019: $1,251.2 million).
(g) Store opening costs
The opening costs of new locations are expensed as incurred and included within selling, general and administrative expenses.
(h) Advertising and promotional costs
Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogs and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $343.0 million in Fiscal 2021 (Fiscal 2020: $388.9 million; Fiscal 2019: $387.8 million).
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
See Note 11 for additional discussion of the Company’s income taxes.
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
The following table summarizes the details of the Company’s cash and cash equivalents:

(in millions)	January 30, 2021	February 1, 2020
Cash and cash equivalents held in money markets and other accounts	$1,122.2	$326.2
Cash equivalents from third-party credit card issuers	48.8	46.3
Cash on hand	1.5	2.0
Total cash and cash equivalents	$1,172.5	$374.5

The Company’s supplemental cash flow information was as follows:

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Non-cash investing activities:
Capital expenditures in accounts payable	$1.2	$0.1	$5.6
Supplemental cash flow information:
Interest paid	$30.5	$34.7	$39.1
Income tax paid (refunded), net (1)	$(176.0)	$5.7	$(44.8)
(1)    Includes $183.4 million refunded under the CARES Act in Fiscal 2021. See Note 11 for further details.
(k) Accounts receivable
Prior to the adoption of Accounting Standards Codification (“ASC”) 326 (as further described in Note 13), accounts receivable under the customer finance programs were presented net of an allowance for uncollectible amounts. This allowance represented management’s estimate of the expected losses in the accounts receivable portfolio as of the balance sheet date, and was calculated using a model that analyzed factors such as delinquency rates and recovery rates. In June 2018, the Company completed the sale of the remaining North America customer in-house finance receivables (see Note 4). Subsequent to the completion of this transaction, receivables issued by the Company but pending transfer are classified as “held for sale” and recorded at fair value in the consolidated balance sheet. See Note 21 for additional information regarding the assumptions utilized in the calculation of fair value of the finance receivables held for sale.
See Note 13 for discussion of the Company’s accounts receivable and current expected credit losses subsequent to the adoption of ASC 326.

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
See Note 14 for additional discussion of the Company’s inventories.
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
See Note 15 for additional discussion of the Company’s property, plant and equipment, and Note 16 for the Company’s policy for long-lived asset impairment.
(o) Goodwill and intangibles
In a business combination, the Company estimates and records the fair value of all assets acquired and liabilities assumed, including identifiable intangible assets and liabilities. The fair value of these intangible assets and liabilities is estimated based on management’s assessment, including selection of appropriate valuation techniques, inputs and assumptions in the determination of fair value. Significant estimates in valuing intangible assets and liabilities acquired include, but are not limited to, future expected cash flows associated with the acquired asset or liability, expected life and discount rates. The excess purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is recorded by the Company’s reporting units based on the acquisitions made by each.
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
If a derivative instrument meets certain criteria, the Company designates it as a cash flow hedge within the fiscal quarter it is entered into. For effective cash flow hedge transactions, the changes in fair value of the derivative instrument is recognized directly in equity as a component of AOCI and is recognized in the consolidated statements of operations in the same period(s) and on the same financial statement line in which the hedged item affects net income. Gains and losses on derivatives that do not qualify for hedge accounting are recognized immediately in other operating income (loss).
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
(q) Employee Benefits
The funded status of the defined benefit pension plan in the UK (the “UK Plan”) is recognized on the consolidated balance sheets, and is the difference between the fair value of plan assets and the projected benefit obligation measured at the balance sheet date. Gains or losses and prior service costs or credits that arise and are not included as components of net periodic pension cost are recognized, net of tax, in OCI.
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
(s) Share-based compensation
Signet measures share-based compensation cost for awards classified as equity at the grant date based on the estimated fair value of the award and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period of employees. Certain share awards under the Company’s plans include a condition whereby vesting is contingent on Company performance exceeding a given target, and therefore awards granted with this condition are considered to be performance-based awards.
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
See Note 7 and Note 8 for additional information related to the Company’s equity, including the preferred shares.

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
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, issued June 2016.
Requires entities to measure and recognize expected credit losses for financial assets measured at amortized cost basis. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts of expected losses over the remaining contractual life that affect collectability. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations upon adoption; however, this ASU impacts the accounting for expected credit losses on the Company’s non-prime customer in-house finance receivables (as discussed in Note 13).

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

3. Revenue recognition
The following tables provide the Company’s total sales, disaggregated by banner, for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	Fiscal 2021
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,008.6	$—	$—	$2,008.6
Zales	1,121.6	—	—	1,121.6
Jared	920.9	—	—	920.9
Piercing Pagoda	337.5	—	—	337.5
James Allen	301.4	—	—	301.4
Peoples	150.9	—	—	150.9
International segment banners	—	355.9	—	355.9
Other(1)	—	—	30.1	30.1
Total sales	$4,840.9	$355.9	$30.1	$5,226.9

	Fiscal 2020
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,414.0	$—	$—	$2,414.0
Zales	1,276.8	—	—	1,276.8
Jared	1,088.1	—	—	1,088.1
Piercing Pagoda	331.7	—	—	331.7
James Allen	250.6	—	—	250.6
Peoples	204.6	—	—	204.6
International segment banners	—	518.0	—	518.0
Other(1)	—	—	53.3	53.3
Total sales	$5,565.8	$518.0	$53.3	$6,137.1

	Fiscal 2019
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,475.2	$—	$—	$2,475.2
Zales	1,280.5	—	—	1,280.5
Jared	1,141.4	—	—	1,141.4
Piercing Pagoda	302.5	—	—	302.5
James Allen	223.7	—	—	223.7
Peoples	218.4	—	—	218.4
International segment banners	—	576.5	—	576.5
Other(1)	—	—	28.9	28.9
Total sales	$5,641.7	$576.5	$28.9	$6,247.1
(1)     Includes sales from Signet’s diamond sourcing initiative.

The following tables provide the Company’s total sales, disaggregated by major product, for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	Fiscal 2021
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,140.5	$166.4	$—	$2,306.9
Fashion	1,987.9	69.2	—	2,057.1
Watches	145.6	108.5	—	254.1
Other (1)	566.9	11.8	30.1	608.8
Total sales	$4,840.9	$355.9	$30.1	$5,226.9

	Fiscal 2020
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,403.4	$214.3	$—	$2,617.7
Fashion	2,131.0	110.5	—	2,241.5
Watches	214.9	169.1	—	384.0
Other (1)	816.5	24.1	53.3	893.9
Total sales	$5,565.8	$518.0	$53.3	$6,137.1

	Fiscal 2019
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,478.6	$234.0	$—	$2,712.6
Fashion	2,128.1	126.3	—	2,254.4
Watches	238.2	190.9	—	429.1
Other (1)	796.8	25.3	28.9	851.0
Total sales	$5,641.7	$576.5	$28.9	$6,247.1
(1)     Other revenue primarily includes gift and other miscellaneous jewelry sales, extended service plans, repairs and other miscellaneous non-jewelry sales.

The following tables provide the Company’s total sales, disaggregated by channel, for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	Fiscal 2021
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$3,772.9	$238.9	$—	$4,011.8
eCommerce	1,068.0	117.0	—	1,185.0
Other (1)	—	—	30.1	30.1
Total sales	$4,840.9	$355.9	$30.1	$5,226.9

	Fiscal 2020
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$4,880.2	$453.2	$—	$5,333.4
eCommerce	685.6	64.8	—	750.4
Other (1)	—	—	53.3	53.3
Total sales	$5,565.8	$518.0	$53.3	$6,137.1

	Fiscal 2019
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,022.4	$513.4	$—	$5,535.8
eCommerce	619.3	63.1	—	682.4
Other (1)	—	—	28.9	28.9
Total sales	$5,641.7	$576.5	$28.9	$6,247.1
(1) Includes sales from Signet’s diamond sourcing initiative.
The Company recognizes revenues when control of the promised goods and services are transferred to customers, in an amount that reflects the consideration expected to be received in exchange for those goods. Transfer of control generally occurs at the time merchandise is taken from a store, or upon receipt of the merchandise by a customer for an eCommerce shipment. The Company excludes all taxes assessed by government authorities and collected from a customer from its reported sales. The Company’s revenue streams and their respective accounting treatments are further discussed below.
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

Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the consolidated statements of operations. Amortization of deferred ESP selling costs was $26.3 million, $29.5 million and $52.4 million in Fiscal 2021, and Fiscal 2020 and Fiscal 2019, respectively.
Unamortized deferred selling costs as of Fiscal 2021 and Fiscal 2020 were as follows:

(in millions)	January 30, 2021	February 1, 2020
Deferred ESP selling costs
Other current assets	$26.2	$23.6
Other assets	85.1	80.0
Total deferred ESP selling costs	$111.3	$103.6
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
Consignment inventory sales
Sales of consignment inventory are accounted for on a gross sales basis as the Company maintains control of the merchandise through the point of sale as well as provides independent advice, guidance and after-sales service to customers. Supplier products are selected at the discretion of the Company, and the Company is responsible for determining the selling price and for physical security of the products. The products sold from consignment inventory are similar in nature to other products that are sold to customers and are sold on the same terms.

Deferred revenue
Deferred revenue is comprised primarily of ESP and voucher promotions as follows:

(in millions)	January 30, 2021	February 1, 2020
ESP deferred revenue	$1,028.9	$960.0
Voucher promotions and other	43.1	37.7
Total deferred revenue	$1,072.0	$997.7

Disclosed as:
Current liabilities	$288.7	$266.2
Non-current liabilities	783.3	731.5
Total deferred revenue	$1,072.0	$997.7

(in millions)	Fiscal 2021	Fiscal 2020
ESP deferred revenue, beginning of period	$960.0	$927.6
Plans sold (1)	337.4	405.1
Revenue recognized (2)	(268.5)	(372.7)
ESP deferred revenue, end of period	$1,028.9	$960.0
(1)    Includes impact of foreign exchange translation.
(2)    During Fiscal 2021 and Fiscal 2020, the Company recognized sales of approximately $163.5 million and $193.6 million, respectively, related to deferred revenue that existed at the beginning of the year in respect to ESP and voucher promotions. Additionally, no ESP revenue was recognized beginning on March 23, 2020 due to the temporary closure of the Company’s stores and service centers as a result of COVID-19. As the Company began reopening stores and service centers during the second quarter of Fiscal 2021, the Company resumed recognizing service revenue as it fulfilled its performance obligations under the ESP.
4. Credit transaction, net
During the fiscal year ended February 3, 2018, Signet announced a strategic initiative to outsource its North America private label credit card programs and sell the existing in-house finance receivables. In October 2017, Signet, through its subsidiary Sterling Jewelers Inc (“Sterling”), completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity Bank (“Comenity”). The Company had previously entered into an agreement with Comenity to provide credit services to its Zales banners for all credit card customers (prime and non-prime), and this pre-existing Zales arrangement with Comenity was unaffected by the execution of the Sterling agreement. The Zales agreement expires in January 2023, and the Sterling agreement expires in October 2024.
Under the program agreements, Comenity established a program to issue credit cards to be serviced, marketed and promoted in accordance with the terms of the respective agreement. Subject to limited exceptions, Comenity is the exclusive issuer of private label credit cards or an installment or other closed end loan product in the United States bearing specified Company trademarks during the term of the agreements. Upon expiration or termination by either party of the agreements, the Company retains the option to purchase, or arrange the purchase by a third party of, the program assets from Comenity on terms that are no more onerous to the Company than those applicable to Comenity under the agreements, or in the case of a purchase by a third party, on customary terms. The program agreements contain customary representations, warranties and covenants.
In addition to the prime-only credit card portfolio, the Company also entered into various agreements to outsource the non-prime portion of its private label credit card program for Sterling and sell the existing in-house financing receivables. Below is a summary of these transactions related to the non-prime portfolio:
Fiscal 2019 non-prime transaction
During March 2018, the Company, through its subsidiary Sterling, entered into a definitive agreement with CarVal Investors (“CarVal”) to sell all eligible non-prime in-house accounts receivable. In May 2018, the Company exercised its option to appoint a minority party, Castlelake, L.P. (“Castlelake”), to purchase 30% of the eligible receivables sold to CarVal under the Receivables Purchase Agreement. In June 2018, the Company completed the sale of the non-prime in-house accounts receivable at a price expressed as 72% of the par value of the accounts receivable. The purchase price was settled with 95% received as cash upon closing. The remaining 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price was contingent upon the non-prime in-house finance receivable portfolio achieving a pre-defined yield, which was finalized in Fiscal 2021 (see below). The agreement contains customary representations, warranties and covenants.

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
In addition, for a five-year term, Signet will remain the issuer of non-prime credit with investment funds managed by CarVal and Castlelake purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Signet will hold the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counterparty in accordance with the agreements. Servicing of the non-prime receivables, including operational interfaces and customer servicing, will continue to be provided by Genesis Financial Solutions (“Genesis”) under the five-year agreement entered into with the Company in October 2017.
Fiscal 2021 non-prime agreements
During Fiscal 2021, the 2018 agreements pertaining to the purchase of forward flow receivables were terminated and new agreements were executed with CarVal and Castlelake which are effective until June 2021. Historically, non-prime receivables represent approximately 7% of Signet’s consolidated revenue on an annual basis. The new agreements provide that CarVal and Castlelake will continue to purchase add-on non-prime receivables created on existing customer accounts at a discount rate determined in accordance with the new agreements. As a result of the above agreements, Signet began retaining forward flow non-prime receivables created for new customers, which ultimately represented approximately 2% of Signet’s Fiscal 2021 revenue. The termination of the previous agreements has no effect on the receivables that were previously sold to CarVal and Castlelake prior to the termination, except that Signet agreed to extend the parties’ payment obligation for the remaining 5% of the receivables previously purchased in June 2018 until the new agreements terminate. The Company’s agreement with the credit servicer Genesis remains in place.
During the fourth quarter of Fiscal 2021, the Company reached additional agreements with the Investors (as described in Note 13) to further amend the purchase agreements described above. CarVal will continue to purchase add-on receivables for existing accounts and will purchase 50% of new forward flow non-prime receivables through June 30, 2021. Genesis will purchase the remaining 50% of new forward flow non-prime receivables through June 30, 2021. Castlelake will not purchase any new forward flow non-prime receivables but will continue to purchase add-on receivables for existing accounts through June 30, 2021. Signet will continue to retain add-ons receivables for existing accounts.

5. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet’s chief operating decision maker utilizes segment sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. Signet manages its business as three reportable segments: North America, International, and Other. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its reportable segments. The Company allocates certain support center costs between operating segments, and the remainder of the unallocated costs are included with the corporate and unallocated expenses presented. In addition, beginning in Fiscal 2021, the Company allocates restructuring costs (further described in Note 6) to the operating segment where these charges were incurred, and the presentation of such costs has been reflected consistently in all periods presented.
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
The Other reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Sales:
North America segment (1)	$4,840.9	$5,565.8	$5,641.7
International segment	355.9	518.0	576.5
Other segment	30.1	53.3	28.9
Total sales	$5,226.9	$6,137.1	$6,247.1

Operating income (loss):
North America segment (2)	$57.9	$284.9	$(666.0)
International segment (3)	(43.3)	9.0	4.4
Other segment (4)	(0.3)	(15.9)	(11.7)
Corporate and unallocated expenses (5)	(72.0)	(119.7)	(91.3)
Total operating income (loss)	(57.7)	158.3	(764.6)
Interest expense	(32.0)	(35.6)	(39.7)
Other non-operating income, net	—	7.0	1.7
Income (loss) before income taxes	$(89.7)	$129.7	$(802.6)

Depreciation and amortization:
North America segment	$163.7	$159.9	$165.8
International segment	12.0	17.8	17.5
Other segment	0.3	0.3	0.3
Total depreciation and amortization	$176.0	$178.0	$183.6

Capital additions:
North America segment	$79.0	$128.3	$123.9
International segment	4.0	8.0	9.6
Other segment	—	—	—
Total capital additions	$83.0	$136.3	$133.5
(1)        Sales include sales of $150.9 million, $204.6 million and $218.3 million generated by Canadian operations in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
(2)    Fiscal 2021 includes: 1) $1.6 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; 2) $36.0 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities; and 3) asset impairment charges of $136.7 million.
Fiscal 2020 includes: 1) $6.0 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; 2) $42.1 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities; and 3) asset impairment charges of $47.7 million.
Fiscal 2019 includes: 1) $52.7 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; 2) $44.9 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities; 3) asset impairment charges of $731.8 million; and 4) $160.4 million from the valuation losses related to the sale of eligible non-prime in-house accounts receivable.
See Note 6, Note 18 and Note 16 for additional information.
(3)    Fiscal 2021 includes: 1) $9.7 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities; and 2) asset impairment charges of $22.3 million.
Fiscal 2020 includes $7.0 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities.
Fiscal 2019 includes: 1) $8.5 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities; and 2) $3.8 million related to inventory charges recorded in conjunction with the Company’s restructuring activities.
See Note 6 and Note 16 for additional information.
(4)    Fiscal 2021 includes $0.2 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities.
Fiscal 2020 includes $3.2 million related to inventory charges recorded in conjunction with the Company’s restructuring activities.
Fiscal 2019 includes: 1) $5.7 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; and 2) asset impairment charges of $3.6 million.
See Note 6 and Note 18 for additional information.
(5)    Fiscal 2021 includes: 1) charges of $7.5 million related to the settlement of previously disclosed shareholder litigation matters, net of expected insurance proceeds; and 2) $0.5 million related to charges recorded in conjunction with the Company’s restructuring activities.

Fiscal 2020 includes: 1) charges of $33.2 million related to the settlement of previously disclosed shareholder litigation matters, inclusive of expected insurance proceeds; and 2) $20.8 million related to charges recorded in conjunction with the Company’s restructuring activities.
Fiscal 2019 includes: 1) $10.3 million related to charges recorded in conjunction with the Company’s restructuring activities; 2) $11.0 million related to the resolution of a previously disclosed regulatory matter; and 3) $7.0 million representing transaction costs associated with the sale of the non-prime in-house accounts receivable.
See Note 4, Note 27 and Note 6 for additional information.

(in millions)	January 30, 2021	February 1, 2020
Total assets:
North America segment	$5,101.9	$5,240.2
International segment	514.2	546.4
Other segment	44.9	91.3
Corporate and unallocated	517.9	421.2
Total assets	$6,178.9	$6,299.1

Total long-lived assets:
North America segment	$978.1	$1,196.7
International segment	41.6	54.6
Other segment	2.8	3.2
Total long-lived assets	$1,022.5	$1,254.5
6. Restructuring Plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”) to reposition the Company to be the OmniChannel jewelry category leader. The Plan was originally expected to result in pre-tax charges in the range of $200 million - $220 million over the duration of the plan of which $105 million - $115 million are expected to be cash charges. To date the Company has incurred charges of $252.6 million under the Plan, including $126.9 million in non-cash charges, which have exceeded the original estimates of the Plan based primarily on certain accelerated actions during Fiscal 2021, specifically as it relates to the optimization of its real estate footprint and the right-sizing of staffing at its stores and support centers.
During Fiscal 2021, restructuring charges of $47.6 million were recognized, primarily related to store closure costs (including non-cash accelerated depreciation on property and equipment), severance costs and professional fees for legal and consulting services. As of the end of Fiscal 2021, the restructuring activities under the Plan are substantially complete and any remaining charges under the Plan are not expected to be material.
Restructuring charges and other Plan related costs are classified in the consolidated statements of operations as follows:

(in millions)	Statement of operations location	Fiscal 2021	Fiscal 2020	Fiscal 2019
Inventory charges(1)	Restructuring charges - cost of sales	$1.4	$9.2	$62.2
Other Plan related expenses(2)	Restructuring charges	46.2	69.9	63.7
Total Signet Path to Brilliance Plan expenses		$47.6	$79.1	$125.9
(1)    Inventory charges represent non-cash charges. See Note 14 for additional information related to inventory and inventory reserves.
(2)    Fiscal 2021, Fiscal 2020, and Fiscal 2019 other Plan related expenses included $14.7 million, $16.7 million, and $22.7 million of non-cash charges, respectively.

The composition of restructuring charges the Company incurred during Fiscal 2021, Fiscal 2020 and Fiscal 2019, as well as the cumulative amount incurred through January 30, 2021, were as follows:

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019	Cumulative amount
Inventory charges	$1.4	$9.2	$62.2	$72.8
Termination benefits	24.1	16.1	9.7	49.9
Store closure and other costs	22.1	53.8	54.0	129.9
Total Signet Path to Brilliance Plan expenses	$47.6	$79.1	$125.9	$252.6

Plan liabilities of $8.6 million were recorded within accrued expenses and other current liabilities and Plan liabilities of $1.6 million were recorded within other liabilities in the consolidated balance sheet as of January 30, 2021. Plan liabilities primarily represent store closure liabilities and consulting services.
The following table summarizes the activity related to the Plan liabilities between periods:

(in millions)	Termination benefits	Store closure and other costs	Consolidated
Balance at February 3, 2018	$—	$—	$—
Payments and other adjustments	(9.7)	(103.6)	(113.3)
Charged to expense	9.7	116.2	125.9
Balance at February 2, 2019	—	12.6	12.6
Payments and other adjustments	(14.1)	(65.2)	(79.3)
Charged to expense	16.1	63.0	79.1
Balance at February 1, 2020	2.0	10.4	12.4
Payments and other adjustments	(24.0)	(25.8)	(49.8)
Charged to expense	24.1	23.5	47.6
Balance at January 30, 2021	$2.1	$8.1	$10.2
7. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 preferred shares to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. The Company's preferred shares are classified as temporary equity within the consolidated balance sheets.
In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the preferred shares carrying value, and are accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion relating to these fees of $7.3 million was recorded in the consolidated balance sheet as of January 30, 2021 (February 1, 2020: $5.7 million).
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
The following table presents certain conversion measures as of January 30, 2021 and February 1, 2020:

(in millions, except conversion rate and conversion price)	January 30, 2021	February 1, 2020
Conversion rate	12.2297	12.2297
Conversion price	$81.7682	$81.7682
Potential impact of preferred shares if-converted to common shares	7.9	7.6
Liquidation preference	$656.8	$632.8
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
The Company declared the Preferred Share dividends during Fiscal 2021 payable “in-kind” by increasing the Stated Value of the Preferred Shares. The Stated Value of the Preferred Shares increased by $37.97 per share during Fiscal 2021, and increased by $12.97 per share subsequent to the end of Fiscal 2021, all of which will become payable upon liquidation of the Preferred Shares. Refer to Note 8 for additional discussion of the Company’s dividends on Preferred Shares.
8. Common shares, treasury shares, reserves and dividends
Common shares
The par value of each Common Share is 18 cents. There have been no issuance of common shares in Fiscal 2021, Fiscal 2020, or Fiscal 2019.
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

The share repurchase activity is outlined in the table below:

		Fiscal 2021			Fiscal 2020			Fiscal 2019
(in millions, expect per share amounts)	Amount authorized	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program(1)	$600.0	—	$—	$—	—	—	$0.00	7.5	$434.4	$57.64
2016 Program(2)	$1,375.0	n/a	n/a	n/a	n/a	n/a	n/a	1.3	$50.6	$39.76
Total		—	$—	$—	—	—	$0.00	8.8	$485.0	$55.06
(1)    The 2017 Program had $165.6 million remaining as of January 30, 2021.
(2)    The 2016 Program was completed in March 2018.
n/a    Not applicable.
Shares were reissued in the amounts of 0.0 million, 0.4 million and 0.2 million, net of taxes and forfeitures, in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, to satisfy awards outstanding under existing share-based compensation plans. During Fiscal 2021, there were no retirements of common shares previously held as treasury shares in the consolidated balance sheets.
Dividends on common shares
As a result of COVID-19, Signet’s Board of Directors elected to temporarily suspend the dividend program on common shares, effective in the first quarter of Fiscal 2021.

	Fiscal 2021		Fiscal 2020		Fiscal 2019
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.00	—	$0.37	$19.3	$0.37	$21.8
Second quarter	0.00	—	0.37	19.3	0.37	19.2
Third quarter	0.00	—	0.37	19.4	0.37	19.2
Fourth quarter(1)	0.00	—	0.37	19.4	0.37	19.2
Total	$—	$—	$1.48	$77.4	$1.48	$79.4
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of February 1, 2020, there was $19.4 million recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2020. There were no dividends declared or accrued as of January 30, 2021.
.
Dividends on preferred shares

	Fiscal 2021	Fiscal 2020	Fiscal 2019
(in millions)	Total dividends	Total cash dividends	Total cash dividends
First quarter	$7.8	$7.8	$7.8
Second quarter	7.9	7.8	7.8
Third quarter	8.0	7.8	7.8
Fourth quarter(1)	8.1	7.8	7.8
Total	$31.8	$31.2	$31.2
(1)    Signet’s preferred shares dividends results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of January 30, 2021 and February 1, 2020, $8.1 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the dividends on preferred shares declared for the fourth quarter of Fiscal 2021 and Fiscal 2020. As disclosed in Note 7, the Fiscal 2021 dividends were paid “in-kind”.
There were no cumulative undeclared dividends on the preferred shares that reduced net income attributable to common shareholders during Fiscal 2021. In addition, deemed dividends of $1.7 million related to accretion of issuance costs associated with the preferred shares were recognized in Fiscal 2021, Fiscal 2020 and Fiscal 2019.

9. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Numerator:
Net income (loss) attributable to common shareholders	$(48.7)	$72.6	$(690.3)
Denominator:
Weighted average common shares outstanding	52.0	51.7	54.7
EPS – basic	$(0.94)	$1.40	$(12.62)
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares, restricted stock units and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which preferred shares are dilutive, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net income (loss) attributable to common shareholders. See Note 7 for additional discussion of the Company’s preferred shares.
The computation of diluted EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Numerator:
Net income (loss) attributable to common shareholders	$(48.7)	$72.6	$(690.3)
Numerator for diluted EPS	$(48.7)	$72.6	$(690.3)

Denominator:
Weighted average common shares outstanding	52.0	51.7	54.7
Plus: Dilutive effect of share awards	—	0.1	—
Diluted weighted average common shares outstanding	52.0	51.8	54.7

EPS – diluted	$(0.94)	$1.40	$(12.62)
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Share awards	1.8	0.9	1.1
Potential impact of preferred shares	7.8	7.6	7.1
Total anti-dilutive shares	9.6	8.5	8.2

10. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gain (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive income (loss)
Balance at February 3, 2018	$(212.5)	$(0.1)	$0.7	$(51.1)	$2.4	$(260.6)
OCI before reclassifications	(35.9)	0.4	4.8	(3.4)	(6.5)	(40.6)
Amounts reclassified from AOCI to net income	—	—	(1.5)	0.7	—	(0.8)
Impacts from adoption of new accounting pronouncements(1)	—	(0.8)	—	0.0	—	(0.8)
Net current period OCI	(35.9)	(0.4)	3.3	(2.7)	(6.5)	(42.2)
Balance at February 2, 2019	$(248.4)	$(0.5)	$4.0	$(53.8)	$(4.1)	$(302.8)
OCI before reclassifications	(1.7)	(0.2)	11.2	0.4	—	9.7
Amounts reclassified from AOCI to net income	—	1.0	(2.7)	1.0	—	(0.7)
Net current period OCI	(1.7)	0.8	8.5	1.4	—	9.0
Balance at February 1, 2020	$(250.1)	$0.3	$12.5	$(52.4)	$(4.1)	$(293.8)
OCI before reclassifications	11.2	0.2	(0.8)	4.4	—	15.0
Amounts reclassified from AOCI to net income	—	—	(12.6)	0.8	0.1	(11.7)
Net current period OCI	11.2	0.2	(13.4)	5.2	0.1	3.3
Balance at January 30, 2021	$(238.9)	$0.5	$(0.9)	$(47.2)	$(4.0)	$(290.5)
(1)    Adjustment reflects the reclassification of unrealized gains related to the Company’s available-for-sale equity securities as of February 3, 2018 from AOCI into retained earnings associated with the adoption of ASU 2016-01.

 The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$—	$(1.1)	$0.7	Cost of sales (1)
De-designated foreign currency contracts	(0.6)	—	—	Other operating income (loss) (2)
Interest rate swaps	—	(0.6)	(1.9)	Interest expense, net (1)
Commodity contracts	(6.9)	(1.7)	(0.9)	Cost of sales (1)
De-designated commodity contracts	(9.3)	—	—	Other operating income (loss) (2)
Total before income tax	(16.8)	(3.4)	(2.1)
Income taxes	4.2	0.7	0.6
Net of tax	(12.6)	(2.7)	(1.5)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	1.0	1.2	0.9	Other non-operating income, net (3)
Amortization of unrecognized net prior service credits	0.1	—	—	Other non-operating income, net (3)
Total before income tax	1.1	1.2	0.9
Income taxes	(0.2)	(0.2)	(0.2)
Net of tax	0.9	1.0	0.7

Available-for-sale securities:
Corporate equity securities, before income tax	—	1.0	—	Other operating income (loss) (4)
Income taxes	—	—	—
Net of tax	—	1.0	—

Total reclassifications, net of tax	$(11.7)	$(0.7)	$(0.8)
(1)    See Note 20 for additional information.
(2)    The Company’s cash flow hedges were dedesignated during the first quarter of Fiscal 2021. See Note 20 for additional information.
(3)    These items are included in the computation of net periodic pension benefit (cost). See Note 22 for additional information.
(4)    See Note 19 for additional information.
11. Income taxes

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Income (loss) before income taxes:
– US	$(173.4)	$32.3	$(1,135.8)
– Foreign	83.7	97.4	333.2
Total income (loss) before income taxes	$(89.7)	$129.7	$(802.6)

Current taxation:
– US	$(222.2)	$3.0	$(55.2)
– Foreign	0.7	1.9	15.8
Deferred taxation:
– US	158.4	17.0	(85.8)
– Foreign	(11.4)	2.3	(20.0)
Total income tax expense (benefit)	$(74.5)	$24.2	$(145.2)

As the statutory rate of corporation tax in Bermuda is 0%, the differences between the US federal income tax rate and the effective tax rates for Signet have been presented below:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
US federal income tax rates	21.0%	21.0%	21.0%
US state income taxes	4.1%	3.1%	2.3%
Differences between US federal and foreign statutory income tax rates	0.1%	1.3%	0.3%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	(4.7)%	3.3%	(0.8)%
Impact of global reinsurance arrangements	14.1%	(20.3)%	3.1%
Impact of global financing arrangements	—%	—%	4.2%
Impairment of goodwill	(2.4)%	7.5%	(13.4)%
Out of period adjustment	—%	—%	1.4%
CARES Act	111.9%	—%	—%
Valuation allowance	(55.5)%	—%	—%
Other items	(5.5)%	2.8%	—%
Effective tax rate	83.1%	18.7%	18.1%

In Fiscal 2021, Signet’s effective tax rate was higher than the US federal income tax rate primarily due to the benefit from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020, and the impact of Signet’s global reinsurance arrangement partially offset by the unfavorable impact of a valuation allowance recorded against certain state deferred tax assets and the impairment of goodwill which was nondeductible for tax purposes.

The CARES Act provides a technical correction to the Tax Cuts and Jobs Act (TCJA) allowing fiscal year tax filers with federal net operating losses arising in the 2017/2018 tax year to be carried back two years to tax years that had a higher enacted tax rates resulting in a tax benefit of $74.0 million. The CARES Act also provides for net operating losses incurred in Fiscal 2021 to be carried back five years to tax years with higher enacted tax rates resulting in an anticipated tax benefit of $26.4 million. In addition, during Fiscal 2021, based on weighing all positive and negative evidence, management determined it was more likely than not that it would not be able to realize certain state deferred tax assets primarily related to state deferred tax assets including state net operating losses and recorded a valuation allowance of $50.0 million.

Deferred taxes
Deferred tax assets (liabilities) consisted of the following:

	January 30, 2021			February 1, 2020
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(41.7)	$(41.7)	$—	$(63.0)	$(63.0)
US property, plant and equipment	—	(55.3)	(55.3)	—	(55.4)	(55.4)
Foreign property, plant and equipment	7.3	—	7.3	6.5	—	6.5
Inventory valuation	—	(230.4)	(230.4)	—	(203.1)	(203.1)
Revenue deferral	95.6	—	95.6	102.5	—	102.5
Derivative instruments	0.3	—	0.3	—	(4.3)	(4.3)
Lease assets	—	(295.1)	(295.1)	—	(358.2)	(358.2)
Lease liabilities	331.5	—	331.5	380.6	—	380.6
Deferred compensation	6.7	—	6.7	7.3	—	7.3
Retirement benefit obligations	—	(9.8)	(9.8)	—	(6.7)	(6.7)
Share-based compensation	4.4	—	4.4	4.1	—	4.1
Other temporary differences	57.2	—	57.2	77.7	—	77.7
Net operating losses and foreign tax credits	56.5	—	56.5	137.0	—	137.0
Value of capital losses	13.9	—	13.9	12.9	—	12.9
Total gross deferred tax assets (liabilities)	$573.4	$(632.3)	$(58.9)	$728.6	$(690.7)	$37.9
Valuation allowance	(83.9)	—	(83.9)	(38.4)	—	(38.4)
Deferred tax assets (liabilities)	$489.5	$(632.3)	$(142.8)	$690.2	$(690.7)	$(0.5)

Disclosed as:
Non-current assets			$16.4			$4.7
Non-current liabilities			(159.2)			(5.2)
Deferred tax assets (liabilities)			$(142.8)			$(0.5)
As of January 30, 2021, Signet had deferred tax assets associated with net operating loss carry forwards of $29.5 million, of which $11.5 million are subject to ownership change limitations rules under Section 382 of the Internal Revenue Code (“IRC”) and various US state regulations and expire between 2020 and 2039. Deferred tax assets associated with foreign tax credits also subject to Section 382 of the IRC total $8.7 million as of January 30, 2021, which expire between 2021 and 2024 and foreign net operating loss carryforwards of $18.3 million, which expire between 2021 and 2040. Additionally, Signet had foreign capital loss carryforward deferred tax assets of $11.2 million (Fiscal 2020: $10.5 million), which can be carried forward over an indefinite period and US capital loss carryforwards of $2.7 million which expire in 2022, both of which are only available to offset future capital gains.
The increase in the total valuation allowance in Fiscal 2021 was $45.5 million. The valuation allowance primarily relates to state deferred tax assets including state net operating losses, foreign tax credits, capital and foreign operating loss carry forwards that, in the judgment of management, are not more likely than not to be realized.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of January 30, 2021 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.

Uncertain tax positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for US federal, US state and non-US tax jurisdictions:

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Unrecognized tax benefits, beginning of period	$23.5	$18.1	$12.0
Increases related to current year tax positions	1.0	2.0	2.5
Increases related to prior year tax positions	3.4	6.0	6.2
Lapse of statute of limitations	(2.6)	(2.6)	(2.4)
Difference on foreign currency translation	0.1	—	(0.2)
Unrecognized tax benefits, end of period	$25.4	$23.5	$18.1
As of January 30, 2021, Signet had approximately $25.4 million of unrecognized tax benefits in respect to uncertain tax positions. The unrecognized tax benefits relate primarily to intercompany deductions including financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense (benefit) in the consolidated statements of operations. As of January 30, 2021, Signet had accrued interest of $4.1 million and $0.6 million of accrued penalties. If all of these unrecognized tax benefits were settled in Signet’s favor, the effective income tax rate would be favorably impacted by $23.3 million.
Over the next twelve months management believes that it is reasonably possible that there could be a reduction of some or all of the unrecognized tax benefits as of January 30, 2021 due to settlement of the uncertain tax positions with the tax authorities.
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
12. Other operating income (loss)

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Interest income from customer in-house finance receivables (1)	$4.2	$—	$22.8
Shareholder litigation charges, net of insurance recoveries (2)	(7.5)	(33.2)	—
De-designated cash flow hedges (3)	9.9	—	—
Other	(4.2)	3.6	3.4
Other operating income (loss)	$2.4	$(29.6)	$26.2
(1)    See Note 4 and Note 13 for additional information.
(2) See Note 27 for additional information.
(3) See Note 20 for additional information.
13. Accounts receivable, net
The following table presents the components of Signet’s accounts receivable:

(in millions)	January 30, 2021	February 1, 2020
Customer in-house finance receivables, net	$72.0	$—
Accounts receivable, trade	11.6	34.4
Accounts receivable, held for sale	5.1	4.4
Accounts receivable, net	$88.7	$38.8
As further discussed in Note 4, during the fiscal year ended February 3, 2018, Signet announced a strategic initiative to outsource its North America private label credit card programs. Non-prime in-house finance receivables not maintained by the Company are sold to CarVal, Castlelake, and Genesis (collectively, the “Investors”). Receivables issued by the Company but pending transfer to the Investors as of period end are classified as “held for sale” and included in accounts receivable, net, in the consolidated balance sheets. These accounts receivable held for sale are recorded at fair value.

Accounts receivable, trade, includes amounts receivable relating to the insurance loss replacement business in the International segment and accounts receivable from our diamond sourcing initiative in the Other segment.
Customer in-house finance receivables
As discussed in Note 4, the Company began to retain certain customer in-house finance receivables in the second quarter of Fiscal 2021. The allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of its credit card receivables that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company accounts for the expected credit losses under ASC 326, “Measurement of Credit Losses on Financial Instruments,” which is referred to as the Current Expected Credit Loss (“CECL”) model. The estimate under the CECL model is significantly influenced by the composition, characteristics and quality of the Company’s portfolio of credit card receivables, as well as the prevailing economic conditions and forecasts utilized. The estimate of the allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees.

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

The following table disaggregates the Company’s customer in-house finance receivables by credit quality and vintage year as of January 30, 2021:

(in millions)	Year of origination
Credit quality	Fiscal 2021
Near Prime	$46.6
Subprime	38.9
Deep Subprime	12.0
Total at amortized cost	$97.5

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

The following table is a rollforward of the Company’s allowance for credit losses on customer in-house finance receivables:

(in millions)	Fiscal 2021
Beginning balance	$—
Provision for credit losses	26.1
Write-offs	(0.6)
Recoveries	—
Ending balance	$25.5

Beginning in the second quarter, in connection with the new agreements executed with the Investors, additions to the allowance for credit losses are made by recording charges to bad debt expense (credit losses) within selling, general and administrative expenses within the consolidated statements of operations. The uncollectible portion of customer in-house finance receivables are charged to the allowance for credit losses when an account is written-off after 180 days of non-payment, or in circumstances such as bankrupt or deceased cardholders. Write-offs on customer in-house finance receivables include uncollected amounts related to principal, interest, and late fees. Uncollectible accrued interest is accounted for by recognizing credit loss expense. Recoveries on customer in-house finance receivables previously written-off as uncollectible are credited to the allowance for credit losses.

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

The following table disaggregates the Company’s customer in-house finance receivables by past due status as of January 30, 2021:

(in millions)
Current	$81.3
1 - 30 days past due	9.1
31 - 60 days past due	2.6
61 - 90 days past due	1.7
Greater than 90 days past due	2.8
Total at amortized cost	$97.5

Prior to completion of the Credit Transaction, the activity in Fiscal 2019 related to the allowance for credit losses on Sterling customer in-house finance receivables is shown below. There was no activity in Fiscal 2020 as the completion of the sale of in-house finance receivables occurred in June 2018.

(in millions)	Fiscal 2019
Beginning balance	$113.5
Charge-offs, net	(56.3)
Recoveries	(4.2)
Provision	54.6
Reversal of allowance on receivables sold	(107.6)
Ending balance	$—

14. Inventories
The following table summarizes the details of the Company’s inventory:

(in millions)	January 30, 2021	February 1, 2020
Raw materials	$45.3	$56.2
Finished goods	1,987.2	2,275.5
Total inventories	$2,032.5	$2,331.7
Signet held $387.4 million of consignment inventory at January 30, 2021 (February 1, 2020: $625.7 million), which is not recorded on the consolidated balance sheets. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory prices prior to sale.
Inventory reserves

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Inventory reserve, beginning of period	$67.0	$95.3	$40.6
Charged to income(1)	78.1	80.2	131.4
Utilization(2)	(92.2)	(108.5)	(76.7)
Inventory reserve, end of period(3)	$52.9	$67.0	$95.3
(1) Includes $1.4 million in Fiscal 2021, $9.2 million in Fiscal 2020, and $62.2 million in Fiscal 2019 for inventory charges associated with the Company’s restructuring plan. The charges were primarily associated with discontinued brands and collections within the restructuring - cost of sales line item on the consolidated statements of operations. See Note 6 for additional information.
(2) Includes the impact of foreign exchange translation between opening and closing balance sheet dates, as well as $20.0 million in Fiscal 2021, $40.0 million in Fiscal 2020, and $10.6 million in Fiscal 2019 utilized for inventory identified as part of the Company’s restructuring plan. See Note 6 for additional information.
(3) Includes $2.2 million for Fiscal 2021, $20.8 million in Fiscal 2020, and $51.6 million in Fiscal 2019 for inventory identified as part of the Company’s restructuring plan. See Note 6 for additional information.
15. Property, plant and equipment, net

(in millions)	January 30, 2021	February 1, 2020
Land and buildings	$21.8	$23.4
Leasehold improvements	616.9	640.7
Furniture and fixtures	669.9	601.2
Equipment	122.4	199.1
Software	334.2	246.9
Construction in progress	38.4	95.3
Total	$1,803.6	$1,806.6
Accumulated depreciation and amortization	(1,198.1)	(1,064.7)
Property, plant and equipment, net	$605.5	$741.9
Depreciation and amortization expense for Fiscal 2021 was $175.1 million (Fiscal 2020: $177.1 million; Fiscal 2019: $179.6 million). In Fiscal 2021, the Company recorded $28.1 million of property and equipment impairment charges. See Note 16 for additional information.

16. Asset impairments

The following table summarizes the Company’s asset impairment activity for the periods presented:

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Goodwill impairment (1)	$10.7	$47.7	$521.2
Indefinite-lived intangible asset impairment (1)	83.3	—	214.2
Property and equipment impairment	28.1	—	—
Operating lease ROU asset impairment (2)	36.9	—	—
Total impairment	$159.0	$47.7	$735.4
(1) Refer to Note 18 for additional information.
(2) The Company recorded $4.4 million of gains on terminations or modifications of leases resulting from previously recorded impairments of the right of use assets in Fiscal 2021.

Long-lived assets of the Company consist primarily of property and equipment, definite-lived intangible assets and operating lease right-of-use (“ROU”) assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the undiscounted cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the store asset group, based on the Company’s internal business plans. If the undiscounted cash flow for the store asset group is less than its carrying amount, the long-lived assets are measured for potential impairment by estimating the fair value of the asset group, and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. The Company utilizes primarily the replacement cost method to estimate the fair value of its property and equipment, and the income capitalization method to estimate the fair value of its ROU assets, which incorporates historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates.

Due to the various impacts of COVID-19 to the Company’s business during the first quarter of Fiscal 2021, including the temporary closure of all the Company’s stores beginning in late March 2020 (see additional information in Note 1), the Company determined triggering events had occurred for certain of the Company’s long-lived asset groups at the individual stores that required an interim impairment assessment during the first quarter of Fiscal 2021. During the remaining of Fiscal 2021, the Company completed its quarterly trigger event assessment and determined that triggering events had occurred for certain additional long-lived asset groups at the individual stores based on real estate assessments (including store closure decisions) and the continued uncertainty related to COVID-19 on forecasted cash flows for the remaining lease period for certain stores. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the initial recoverability test, a fair value assessment for these long-lived assets was performed.

As a result of the above fair values assessments, the Company recorded impairment charges for property and equipment of $28.1 million and impairment charges for ROU assets of $36.9 million in Fiscal 2021, which is net of gains on terminations or modifications of leases resulting from previously recorded impairments of the right of use assets of $4.4 million.

The uncertainty of the COVID-19 impact to the Company’s business could continue to further negatively affect the operating performance and cash flows of the above identified stores or additional stores, including the magnitude and potential resurgence of COVID-19, occupancy restrictions in the Company’s stores, the inability to achieve or maintain cost savings initiatives included in the business plans, or macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store assets in future periods.

17. Leases
On February 3, 2019, the Company adopted ASU No. 2016-02 Leases (Topic 842) and related updates (“ASC 842”) using the optional transition method to recognize a cumulative-effect adjustment to the opening balance of retained earnings. The impact of the optional transition method was deemed immaterial upon adoption of ASC 842. As part of the adoption of ASC 842, the Company utilized the practical expedient relief package, as well as the short-term leases and portfolio approach practical expedients. ASC 842 allows a lessee, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We have elected this practical expedient as presented in ASC 842, and do not separate non-lease components for all underlying asset classes. Financial results included in the Company’s consolidated financial statements for Fiscal 2021 and Fiscal 2020 are presented under ASC 842, while Fiscal 2019 is presented under the previous accounting standard, ASC 840.
Signet occupies certain properties and holds machinery and vehicles under operating leases. Signet determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to selling, general and administrative expenses as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Further, certain leases provide for variable rent increases based on indexes specified within the lease agreement. The variable increases based on an index are initially measured as part of the operating lease liability using the index at the commencement date. Contingent rent and subsequent changes to variable increases based on indexes will be recognized in the variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease ROU assets and current and non-current operating lease liabilities in the Company’s consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the lease commencement date, based primarily on the underlying lease term, in measuring the present value of lease payments. Lease terms, which include the period of the lease that cannot be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
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
The Company deferred substantially all of its rent payments due in the months of April 2020 and May 2020. The Company began paying certain rents in June 2020 and all rents in July 2020. In total, the Company had approximately $82 million of rent payments originally due in Fiscal 2021 that have been deferred to beyond Fiscal 2021 (expected to paid by the end of the second quarter of Fiscal 2022). The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any potential amounts to be probable. In April 2020, the FASB granted guidance (hereinafter, the practical expedient) permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of COVID-19. Instead, the entity may account for COVID-19 related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. In accordance with this practical expedient, the Company has elected not to account for any concessions granted by landlords as a result of COVID-19 as lease modifications. Rent abatements under the practical expedient have been recorded as a negative variable lease cost. The Company has negotiated with substantially all of its landlords and has received certain concessions in the form of rent deferrals and other lease or rent modifications. In addition, the Company continued recording lease expense during the deferral period in accordance with its existing policies.
The weighted average lease term and discount rate for the Company’s outstanding operating leases were as follows:

	January 30, 2021	February 1, 2020
Weighted average remaining lease term	6.2 years	6.7 years
Weighted average discount rate	5.5%	5.5%

Total lease costs are as follows:

(in millions)	Fiscal 2021	Fiscal 2020
Operating lease cost	$436.3	460.3
Short-term lease cost	16.3	19.4
Variable lease cost	110.3	107.1
Sublease income	(1.8)	(2.0)
Total lease cost	$561.1	$584.8
Total rent expense as determined prior to the adoption of ASC 842 was as follows:

(in millions)	Fiscal 2019
Minimum rentals	$510.3
Contingent rent	8.1
Sublease income	(1.1)
Total rent expense	$517.3
Supplemental cash flow information related to leases was as follows:

(in millions)	Fiscal 2021	Fiscal 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$400.4	$467.7
Operating lease right-of-use assets obtained in exchange for lease obligations	70.8	149.9
Reduction in the carrying amount of ROU assets (1)	348.3	360.1
(1) Excludes impairment of ROU assets of $36.9 million during Fiscal 2021, as further described in Note 16.
The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	January 30, 2021
Fiscal 2022	$503.9
Fiscal 2023	349.8
Fiscal 2024	275.3
Fiscal 2025	214.6
Fiscal 2026	157.2
Thereafter	396.7
Total minimum lease payments	$1,897.5
Less: Imputed interest	(372.9)
Present value of lease liabilities	$1,524.6

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

The impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows or market-based methodologies. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
Fiscal 2019
During Fiscal 2019, the Company performed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names identified in the Zale and R2Net acquisitions, for impairment indicators. The Company noted that no impairment indicators existed at the date of the annual evaluation. Additionally, due to a sustained decline in the Company’s market capitalization during the first quarter of Fiscal 2019, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite-lived intangible assets. As part of the assessment, it was determined that an increase in the discount rate applied in the valuation was required to align with market-based assumptions and Company-specific risk. This higher discount rate, in conjunction with revised long-term projections associated with finalizing certain initial aspects of the Company’s Path to Brilliance transformation plan in the first quarter, resulted in lower than previously projected long-term future cash flows for the reporting units which negatively affected the valuation compared to previous valuations. Using a combination of discounted cash flow and guideline public company methodologies, the Company compared the fair value of each of its reporting units with their carrying value and concluded that a deficit existed. As a result of the interim impairment assessment, the Company recognized pre-tax impairment charges related to goodwill in the consolidated statement of operations of $308.8 million within its North America segment. Additionally, due to a second triggering event in the fourth quarter of Fiscal 2019 and using similar methodologies as the first quarter impairment assessment, the Company recognized additional pre-tax impairment charges related to goodwill, primarily R2Net goodwill, in the consolidated statement of operations of $208.8 million and $3.6 million within its North America and Other segments, respectively.
In conjunction with the interim goodwill impairment tests noted above, during the first quarter of Fiscal 2019 the Company determined that the fair values of indefinite-lived intangible assets related to certain Zales trade names were less than their carrying value. Accordingly, in the first quarter, the Company recognized pre-tax impairment charges related to its indefinite-lived intangible assets in the consolidated statement of operations of $139.9 million within its North America segment. Additionally, in conjunction with the interim goodwill impairment tests associated with the second triggering event in the fourth quarter of Fiscal 2019, the Company determined that the fair values of indefinite-lived intangible assets related to trade names, primarily James Allen, were less than their carrying value. Accordingly, in the fourth quarter of Fiscal 2019, the Company recognized pre-tax impairment charges related to indefinite-lived intangible assets in the consolidated statement of operations of $74.3 million within its North America segment.
Fiscal 2020
During Fiscal 2020, the Company performed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names identified in the Zales and R2Net acquisition, for impairment indicators. The Company noted that no impairment indicators existed at the date of the annual evaluation. Additionally, due to a continued decline in the Company’s market capitalization during the second quarter of Fiscal 2020, the Company determined a triggering event had occurred requiring interim impairment assessments for its remaining reporting units with goodwill and indefinite-lived intangible assets. Using methodologies similar to the assessments performed in Fiscal 2019 described above, the Company determined no additional impairment charges were required to be recognized during Fiscal 2020 related to the annual evaluation or interim assessment.
During the second quarter of Fiscal 2020, a non-cash immaterial out-of-period adjustment of $47.7 million, with $35.2 million related to Zales goodwill and $12.5 million related to R2Net goodwill, was recognized within Goodwill and intangible impairments on the consolidated statements of operations related to an error in the calculation of goodwill impairments during Fiscal 2019.
Fiscal 2021
During Fiscal 2021, the Company performed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names identified in the Zales and R2Net acquisitions, for impairment indicators. The Company noted that no impairment indicators existed at the date of the annual evaluation. Additionally, due to various impacts of COVID-19 to the Company’s business during the first quarter Fiscal 2021, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite-lived intangible assets. As part of the assessment, it was determined that an increase in the discount rates were required to reflect the prevailing uncertainty inherent in the forecasts due to current market conditions and potential COVID-19 impacts. This higher discount rate, in conjunction with revised long-term projections associated with certain aspects of the Company’s forecast, resulted in lower than previously projected long-term future cash flows for the reporting units and indefinite-lived intangible assets which negatively affected the valuation compared to previous valuations. As a result of the interim impairment assessment, during the first quarter of Fiscal 2021 the Company recognized pre-tax impairment charges related to goodwill of $10.7 million in the consolidated statement of operations within its North America segment related to R2Net and Zales Canada goodwill.

In conjunction with the interim goodwill impairment tests noted above, during the first quarter of Fiscal 2021 the Company determined that the fair values of indefinite-lived intangible assets related to certain Zales trade names were less than their carrying value. Accordingly, in the first quarter of Fiscal 2021, the Company recognized pre-tax impairment charges within asset impairments on the consolidated statements of operations of $83.3 million within its North America segment.
The Company will continue to monitor the share price of the Company’s stock, as well as key business metrics and inputs used to estimate fair value, such as sales trends and interest rates. In addition, as a result of the impairment of goodwill and trade names during the first quarter of Fiscal 2020, goodwill of $69.3 million associated with the R2Net acquisition and the Company’s trade names within the North America segment continue to approximate their respective fair values and could be at risk for future impairments should there be negative business or economic change in future periods.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at February 2, 2019	$296.6
Impairment	(47.7)
Impact of foreign exchange and other adjustments	(0.1)
Balance at February 1, 2020	$248.8
Impairment	(10.7)
Impact of foreign exchange	(0.1)
Balance at January 30, 2021	$238.0
Intangibles
Definite-lived intangible assets include trade names and favorable lease agreements. All indefinite-lived intangible assets consist of trade names. Both definite and indefinite-lived assets are recorded within intangible assets, net on the consolidated balance sheets. Intangible liabilities, net is comprised of unfavorable contracts and is recorded within accrued expense and other current liabilities and other liabilities on the consolidated balance sheets.
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	January 30, 2021				February 1, 2020
(in millions)	Gross carrying amount	Accumulated amortization	Accumulated impairment loss	Net carrying amount	Gross carrying amount	Accumulated amortization	Accumulated impairment loss	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$53.6	$(52.2)	$—	$1.4	$53.2	$(50.9)	$—	$2.3
Indefinite-lived intangible assets	476.8	$—	(299.2)	177.6	475.4	$—	(213.9)	261.5
Total intangible assets, net	$530.4	$(52.2)	$(299.2)	$179.0	$528.6	$(50.9)	$(213.9)	$263.8

Intangible liabilities, net	$(114.2)	$103.7	$—	$(10.5)	$(113.9)	$98.0	$—	$(15.9)
Amortization expense relating to intangible assets was $0.9 million in Fiscal 2021 (Fiscal 2020: $0.9 million; Fiscal 2019: $4.0 million). The unfavorable contracts are classified as liabilities and recognized over the term of the underlying contract. Amortization relating to intangible liabilities was $5.4 million in Fiscal 2021 (Fiscal 2020: $5.5 million; Fiscal 2019: $7.9 million). Expected future amortization for intangible assets and future amortization for intangible liabilities recorded at January 30, 2021 follows:

(in millions)	Intangible assets, net amortization	Intangible liabilities amortization
Fiscal 2022	$0.8	$(5.4)
Fiscal 2023	0.6	(5.1)
Total	$1.4	$(10.5)

19. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	January 30, 2021			February 1, 2020
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$5.6	$0.1	$5.7	$7.2	$—	$7.2
US government agency securities	3.1	0.1	3.2	4.6	0.1	4.7
Corporate bonds and notes	6.2	0.3	6.5	8.3	0.2	8.5
Total investments	$14.9	$0.5	$15.4	$20.1	$0.3	$20.4
Realized gains and losses on investments are determined on the specific identification basis. Net realized gains of $1.0 million were recognized during Fiscal 2020. There were no material net realized gains or losses during Fiscal 2021 or Fiscal 2019. Investments with a carrying value of $3.4 million and $3.7 million were on deposit with various state insurance departments at January 30, 2021 and February 1, 2020, respectively, as required by law.
Investments in debt securities outstanding as of January 30, 2021 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$3.9	$3.9
Year two through year five	11.0	11.5
Total investment in debt securities	$14.9	$15.4
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of January 30, 2021, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. These contracts were de-designated during the 13 weeks ended May 2, 2020. This de-designation occurred due to uncertainly around the volume of purchases in the Company’s UK business. These contracts were unlikely to retain hedge effectiveness given the change in circumstances as a result of COVID-19. Trading for these contracts resumed during the third quarter of Fiscal 2021. The total notional amount of these foreign currency contracts outstanding as of January 30, 2021 was $12.5 million (February 1, 2020: $23.0 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 1, 2020: 12 months).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of January 30, 2021 was $107.6 million (February 1, 2020: $224.2 million).
Commodity forward purchase contracts, options and net zero premium collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. During the 13 weeks ended May 2, 2020, the contracts which were still outstanding (and unrealized) were de-designated and liquidated. The contracts which were already settled remain designated as the hedged inventory purchases from these contracts are still on hand. The unrealized contracts were de-designated as a result of uncertainty around the Company’s future purchasing volume due to COVID-19 and thus the contracts were unlikely to retain hedge effectiveness. Trading for these contracts resumed during the third quarter of Fiscal 2021. The total notional amount of these commodity derivative contracts outstanding as of January 30, 2021 was for approximately 1,000 ounces of gold (February 1, 2020: 63,000 ounces). These contracts have been designated as cash flow hedges and will be settled over the next 3 months (February 1, 2020: 12 months).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of January 30, 2021, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	January 30, 2021	February 1, 2020
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$—	$11.8
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.1	0.6
Total derivative assets		$0.1	$12.4

	Fair value of derivative liabilities
(in millions)	Balance sheet location	January 30, 2021	February 1, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.3)	$(0.8)
Commodity contracts	Other current liabilities	(0.1)	—
		(0.4)	(0.8)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	(0.1)
Total derivative liabilities		$(0.4)	$(0.9)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	January 30, 2021	February 1, 2020
Foreign currency contracts	$(0.7)	$(1.0)
Commodity contracts	(0.4)	17.7
Gains (losses) recorded in AOCI	$(1.1)	$16.7
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the consolidated statements of operations:
Foreign currency contracts

(in millions)	Statement of operations caption	Fiscal 2021	Fiscal 2020
Gains (losses) recorded in AOCI, beginning of period		$(1.0)	$0.7
Current period gains (losses) recognized in OCI		0.9	(0.6)
(Gains) losses reclassified from AOCI to net income	Cost of sales (1)	—	(1.1)
Gains from de-designated hedges reclassified from AOCI to net income	Other operating income (loss) (1)	(0.6)	—
Gains (losses) recorded in AOCI, end of period		$(0.7)	$(1.0)
Commodity contracts

(in millions)	Statement of operations caption	Fiscal 2021	Fiscal 2020
Gains (losses) recorded in AOCI, beginning of period		$17.7	$4.0
Current period gains (losses) recognized in OCI		(1.9)	15.4
Gains reclassified from AOCI to net income	Cost of sales (1)	(6.9)	(1.7)
Gains from de-designated hedges reclassified from AOCI to net income	Other operating income (loss) (1)	(9.3)	—
Gains (losses) recorded in AOCI, end of period		$(0.4)	$17.7
Interest rate swaps

(in millions)	Statement of operations caption	Fiscal 2021	Fiscal 2020
Gains recorded in AOCI, beginning of period		$—	$0.6
Current period gains recognized in OCI		—	—
Gains reclassified from AOCI to net income	Interest expense, net (1)	—	(0.6)
Gains recorded in AOCI, end of period		$—	$—
(1)    Refer to table below for total amounts of financial statement captions impacted by cash flow hedges.

Total amounts presented in the consolidated statements of operations

(in millions)	Fiscal 2021	Fiscal 2020
Cost of sales	$(3,493.0)	$(3,904.2)
Other operating income (loss)	2.4	(29.6)
Interest expense, net	(32.0)	(35.6)
There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships during Fiscal 2021 and Fiscal 2020, other than the items disclosed above during the first quarter of Fiscal 2021. Based on current valuations, the Company expects approximately $1.0 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the consolidated statements of operations:

(in millions)	Statement of operations caption	Fiscal 2021	Fiscal 2020
Foreign currency contracts	Other operating income (loss)	$2.2	$(3.1)

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

	January 30, 2021			February 1, 2020
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.7	$5.7	$—	$7.2	$7.2	$—
Foreign currency contracts	0.1	—	0.1	0.6	—	0.6
Commodity contracts	—	—	—	11.8	—	11.8
US government agency securities	3.2	—	3.2	4.7	—	4.7
Corporate bonds and notes	6.5	—	6.5	8.5	—	8.5
Total assets	$15.5	$5.7	$9.8	$32.8	$7.2	$25.6

Liabilities:
Foreign currency contracts	$(0.3)	$—	$(0.3)	$(0.9)	$—	$(0.9)
Commodity contracts	(0.1)	—	(0.1)	—	—	—
Total liabilities	$(0.4)	$—	$(0.4)	$(0.9)	$—	$(0.9)
Investments in US Treasury securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 19 for additional information related to the Company’s available-for-sale investments. The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current foreign currency forward rates or commodity forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 20 for additional information related to the Company’s derivatives.
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price was contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset at the transaction date related to this deferred payment at fair value. This estimated fair value was derived from a discounted cash flow model using unobservable Level 3 inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. The measurement period was completed in June 2020 and the Company expects to receive the full deferred payment of $23.5 million, which is recorded within other current assets on the consolidated balance sheet as of January 30, 2021. As a result of the amended agreements described in Note 4 and Note 13, the deferred payment will now be due in June 2021, or earlier upon termination by the parties.
Goodwill and other indefinite-lived intangible assets, are evaluated for impairment annually or more frequently if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. Long-lived asset impairment testing is performed if events occur which indicate the carrying value of the long-lived asset or asset group may be greater than its fair value, and when the undiscounted cash flows of the asset or asset group are below its carrying value. Impairment testing compares the carrying amount of the reporting unit or other asset with its fair value. During Fiscal 2021, 2020 and 2019, the Company performed interim and annual impairment tests for goodwill, indefinite-lived intangible assets, and long-lived assets. The fair value was calculated using the income approach for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value is a Level 3 valuation based on certain unobservable inputs including estimated future cash flows and discount rates aligned with market-based assumptions, that would be utilized by market participants in valuing these assets or prices of similar assets. For long-lived assets, the Company utilizes primarily the replacement cost method for the fair value of its property and equipment, and the income method to estimate the fair value of its ROU assets, which incorporates Level 3 inputs such as historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates. See Note 16 and Note 18 for additional information.
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

	January 30, 2021		February 1, 2020
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior Notes (Level 2)	$146.7	$145.1	$146.4	$144.8
Term loans (Level 2)	—	—	99.5	100.0
Total	$146.7	$145.1	$245.9	$244.8

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
The UK Plan is a funded plan with assets held in a separate trustee administered fund, which is independently managed. Signet used January 30, 2021 and February 1, 2020 measurement dates in determining the UK Plan’s benefit obligation and fair value of plan assets.
The following tables provide information concerning the UK Plan as of and for the fiscal years ended January 30, 2021 and February 1, 2020:

(in millions)	Fiscal 2021	Fiscal 2020
Change in UK Plan assets:
Fair value at beginning of year	$281.9	$245.5
Actual return on UK Plan assets	11.9	36.8
Employer contributions	4.4	5.3
Members’ contributions	—	0.2
Benefits paid	(9.8)	(9.4)
Foreign currency translation	10.8	3.5
Fair value at end of year	$299.2	$281.9

(in millions)	Fiscal 2021	Fiscal 2020
Change in benefit obligation:
Benefit obligation at beginning of year	$243.4	$214.9
Service cost	—	0.7
Interest cost	4.0	5.5
Members’ contributions	—	0.2
Actuarial loss	1.4	29.2
Benefits paid	(9.8)	(9.4)
Foreign currency translation	8.6	2.3
Benefit obligation at end of year	$247.6	$243.4
Funded status at end of year	$51.6	$38.5

(in millions)	January 30, 2021	February 1, 2020
Amounts recognized in the balance sheet consist of:
Other assets (non current)	$51.6	$38.5
Items in AOCI not yet recognized in net income in the consolidated statements of operations:

(in millions)	January 30, 2021	February 1, 2020	February 2, 2019
Net actuarial losses	$(47.2)	$(52.4)	$(53.8)
Net prior service costs	(4.0)	(4.1)	(4.1)
The estimated actuarial losses and prior service costs for the UK Plan that will be amortized from AOCI into net periodic pension cost over the next fiscal year are $(0.8) million and $(0.1) million, respectively.
The accumulated benefit obligation for the UK Plan was $247.6 million and $243.4 million as of January 30, 2021 and February 1, 2020, respectively.

The components of net periodic pension benefit cost and other amounts recognized in OCI for the UK Plan are as follows:

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Components of net periodic benefit (cost) income:
Service cost	$—	$(0.7)	$(0.9)
Interest cost	(4.0)	(5.5)	(5.8)
Expected return on UK Plan assets	5.5	7.8	8.4
Amortization of unrecognized actuarial losses	(0.9)	(1.2)	(0.9)
Amortization of unrecognized net prior service costs	(0.1)	—	—
Total net periodic benefit (cost) income	$0.5	$0.4	$0.8
Other changes in assets and benefit obligations recognized in OCI	6.5	1.7	(11.3)
Total recognized in net periodic pension benefit (cost) and OCI	$7.0	$2.1	$(10.5)

	January 30, 2021	February 1, 2020
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	1.60%	1.70%
Salary increases	N/A	N/A
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	1.70%	2.70%
Expected return on UK Plan assets	2.20%	3.50%
Salary increases	N/A	1.50%
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
The UK Plan’s investment strategy is guided by an objective of achieving a return on the investments, which is consistent with the long-term return assumptions and funding policy, to ensure the UK Plan obligations are met. The investment policy is to allocate funds to a diverse portfolio of investments, including UK and global equities, diversified growth funds, corporate bonds, fixed income investments and commercial property. The commercial property investment is through a Pooled Pensions Property Fund that provides a diversified portfolio of property assets. As of January 30, 2021, the long-term target allocation for the UK Plan’s assets was bonds 74%, diversified growth funds 21%, equities 4% and property 1%. This allocation is consistent with the long-term target allocation of investments underlying the UK Plan’s funding strategy.
The fair value of the assets in the UK Plan at January 30, 2021 and February 1, 2020 are required to be classified and disclosed in one of the following three categories:
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data

The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	Fair value measurements as of January 30, 2021			Fair value measurements as of February 1, 2020
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Asset category:
Diversified equity securities	$13.0	$—	$13.0	$15.1	$—	$15.1
Diversified growth funds	44.4	44.4	—	49.8	49.8	—
Fixed income – government bonds	161.4	161.4	—	139.7	139.7	—
Fixed income – corporate bonds	56.2	—	56.2	48.8	—	48.8
Cash	3.7	3.7	—	4.3	4.3	—
Investments measured at NAV(1):
Diversified growth funds	18.0			17.8
Property	2.5			6.4
Total	$299.2	$209.5	$69.2	$281.9	$193.8	$63.9
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
Signet contributed $4.4 million to the UK Plan in Fiscal 2021 and expects to contribute a minimum of $4.7 million to the UK Plan in Fiscal 2022. The level of contributions is in accordance with an agreed upon deficit recovery plan and based on the results of the actuarial valuation as of April 5, 2020.
The following benefit payments are currently estimated to be paid by the UK Plan:

(in millions)	Expected benefit payments
Fiscal 2022	$9.7
Fiscal 2023	9.6
Fiscal 2024	9.6
Fiscal 2025	9.5
Fiscal 2026	9.7
Next five fiscal years	$49.3
Other retirement plans
In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2021 were $2.4 million (Fiscal 2020: $2.4 million; Fiscal 2019: $2.3 million).
In the US, Signet operates a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Signet’s contributions to this plan in Fiscal 2021 were $3.2 million (Fiscal 2020: $9.1 million; Fiscal 2019: $10.4 million). The Company has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The plan also permits employer contributions on a discretionary basis. The cost recognized in connection with the DCP in Fiscal 2021 was $0.8 million (Fiscal 2020: $3.6 million; Fiscal 2019: $3.6 million). The matching contributions, for both the Signet 401(k) and DCP, were temporarily suspended during the first quarter of Fiscal 2021. The matching contributions resumed effective January 1, 2021.
The fair value of the assets in the two unfunded, non-qualified deferred compensation plans at January 30, 2021 and February 1, 2020 are required to be classified and disclosed. Although these plans are not required to be funded by the Company, the Company has elected to fund the plans by investing in trust-owned life insurance policies and money market funds. The value and classification of these assets are as follows:

	Fair value measurements as of January 30, 2021			Fair value measurements as of February 1, 2020
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Corporate-owned life insurance plans	$6.3	$—	$6.3	$6.5	$—	$6.5
Money market funds	21.7	21.7	—	21.0	21.0	—
Total assets	$28.0	$21.7	$6.3	$27.5	$21.0	$6.5
As of January 30, 2021 and February 1, 2020, the total liability recorded by the Company for the DCP was $33.3 million and $35.4 million, respectively.
23. Loans, overdrafts and long-term debt

(in millions)	January 30, 2021	February 1, 2020
Debt:
Senior Notes, net of unamortized discount	$147.6	$147.5
ABL Revolving Facility	—	270.0
FILO term loan facility	—	100.0
Other loans and bank overdrafts	—	95.6
Gross debt	$147.6	$613.1
Less: Current portion of loans and overdrafts	—	(95.6)
Less: Unamortized debt issuance costs	(0.9)	(1.6)
Total long-term debt	$146.7	$515.9

The annual aggregate maturities of the Company’s debt (excluding the impact of debt issuance costs) for the five years subsequent to January 30, 2021 are presented below.

(in millions)
Fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	147.6
Fiscal 2026	—
Thereafter	—
Gross Debt	$147.6

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

Unamortized debt issuance costs relating to the Senior Notes as of January 30, 2021 was $0.9 million (February 1, 2020: $1.1 million). The remaining unamortized debt issuance costs are recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Amortization relating to debt issuance costs of $0.2 million was recorded as interest expense in the consolidated statements of operations in Fiscal 2021 ($0.6 million and $0.7 million during Fiscal 2020 and Fiscal 2019, respectively).
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

Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL Revolving Facility and the FILO Term Loan Facility, as applicable, bear interest at the Company’s option at either eurocurrency rate plus the applicable margin or a base rate plus the applicable margin, in each case depending on the excess availability under the ABL Revolving Facility. As of January 30, 2021, the interest rate applicable to the ABL Revolving Facility was 1.7% (February 1, 2020: 2.8%). The Company had stand-by letters of credit outstanding of $19.0 million on the ABL Revolving Facility as of January 30, 2021 (February 1, 2020: $14.9 million). The Company had available borrowing capacity of $1.3 billion on the ABL Revolving Facility as of January 30, 2021 (February 1, 2020: $1.2 billion).

As a result of the risks and uncertainties associated with the potential impacts of COVID-19 on the Company’s business, as a prudent measure to increase the Company’s financial flexibility and bolster its cash position, the Company borrowed an additional $900 million on the ABL Revolving Facility during the first quarter of Fiscal 2021. The Company made ABL Revolving Facility repayments during the third and fourth quarter of Fiscal 2021 and the outstanding amount borrowed under ABL Revolving Facility was fully paid down by the end of Fiscal 2021.

During the fourth quarter of Fiscal 2021, the Company fully repaid the FILO Term Loan Facility. The remaining unamortized debt issuance costs of $0.4 million were written-off upon repayment of the FILO Term Loan Facility. This expense was recognized as a cost of extinguishment of debt and was recorded within other non-operating income, net, in the consolidated statements of operations.

If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of January 30, 2021, the threshold related to the fixed coverage ratio was approximately $136 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the

Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.

Debt issuance costs relating to the ABL Revolving Facility totaled $8.7 million. The remaining unamortized debt issuance costs are recorded within other assets in the consolidated balance sheets. Amortization relating to the debt issuance costs of $1.7 million was recorded as interest expense in the consolidated statements of operations for Fiscal 2021 (Fiscal 2020: $0.6 million). Unamortized debt issuance costs related to the ABL Revolving Facility totaled $6.4 million as of January 30, 2021 (February 1, 2020: $8.1 million).
Other
As of January 30, 2021 and February 1, 2020, the Company was in compliance with all debt covenants.
As of January 30, 2021 and February 1, 2020, there were $0.0 million and $87.5 million in overdrafts, respectively, which represent issued and outstanding checks where no bank balances exist with the right of offset.
24. Accrued expenses and other current liabilities

(in millions)	January 30, 2021	February 1, 2020
Accrued compensation and benefits	$111.6	$63.1
Accrued advertising	52.3	33.8
Other taxes	69.3	32.8
Payroll taxes	27.5	11.7
Shareholder litigation (see Note 27)	—	240.6
Accrued expenses	233.4	315.0
Total accrued expenses and other current liabilities	$494.1	$697.0
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

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Warranty reserve, beginning of period	$36.3	$33.2	$37.2
Warranty expense	8.5	13.5	8.0
Utilized (1)	(7.5)	(10.4)	(12.0)
Warranty reserve, end of period	$37.3	$36.3	$33.2
(1)    Includes impact of foreign exchange translation.

(in millions)	January 30, 2021	February 1, 2020
Disclosed as:
Current liabilities (1)	$10.7	$10.6
Other liabilities - non-current (see Note 25)	26.6	25.7
Total warranty reserve	$37.3	$36.3
(1)    Included within accrued expenses above.
25. Other liabilities - non-current

(in millions)	January 30, 2021	February 1, 2020
Deferred compensation	25.5	31.0
Warranty reserve	26.6	25.7
Other liabilities	59.0	59.9
Total other liabilities	$111.1	$116.6

26. Share-based compensation
Signet operates several share-based compensation plans which can be categorized as the “Omnibus Plans” and “Share Saving Plans” as further described below.
Share-based compensation expense and the associated tax benefits recognized in the consolidated statements of operations are as follows:

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Share-based compensation expense	$14.5	$16.9	$16.5
Income tax benefit	$(3.6)	$(4.2)	$(4.1)
On March 25, 2020, in light of the economic situation as a result of the COVID-19 pandemic, the Company implemented temporary base salary reductions for members of senior management, with half of the salary reduction amount to be awarded in the Company’s common shares in lieu of cash. The base salaries were reinstated in September 2020. In Fiscal 2021, $1.3 million of Common Shares with no vesting requirements was awarded to senior management.
As of January 30, 2021, unrecognized compensation cost related to unvested awards granted under share-based compensation plans is as follows:

(in millions)	Unrecognized Compensation Cost	Weighted average period
Omnibus Plan	$26.6	2.2 years
Share Saving Plans	0.1	0.7 years
Total	$26.7
The Company satisfies share option exercises and the vesting of restricted stock (“RSAs”) and restricted stock units (“RSUs”) under its plans with the issuance of treasury shares.
Omnibus Plan
In June 2018, Signet’s shareholders approved and Signet adopted the Signet Jewelers Limited 2018 Omnibus Incentive Plan (as amended to the date here to, the “2018 Omnibus Plan”). Upon adoption of the 2018 Omnibus Plan, shares that were previously available under the Signet Jewelers Limited Omnibus Incentive Plan, which was approved in June 2009 (the “2009 Omnibus Plan”)(collectively, with the 2018 Omnibus Incentive Plan, the “Omnibus Plans”) are no longer available for future grants and were not transferred to the 2018 Omnibus Incentive Plan. Awards that may be granted under the 2018 Omnibus Plan include RSAs, RSUs, Common Shares, stock options, stock appreciation rights and other stock-based awards. The Fiscal 2021, Fiscal 2020 and Fiscal 2019 annual awards granted under the Omnibus Plans have five elements: time-based RSAs, time-based RSUs, performance-based RSUs, Common Shares, and time-based stock options. The time-based restricted stock has a three-year vesting period, subject to continued employment, and has the same voting rights and dividend rights as Common Shares (which are payable once the shares have vested). Performance-based RSUs awarded in Fiscal 2019 and Fiscal 2020 include two performance measures: operating income (subject to certain adjustments) and return on invested capital (“ROIC”), although the ROIC measure is applicable only to senior executives. Performance-based RSUs awarded in Fiscal 2021 include two performance measures: revenue and free cash flow (defined as cash flow from operations less capital expenditures). For the performance measures, cumulative results achieved during the relevant three- year performance period for Fiscal 2019 and Fiscal 2020 and a two-year performance period for Fiscal 2021 are compared to target metrics established in the underlying grant agreements. The time-based stock options generally vest on the third anniversary of the grant date and have a ten year contractual term, subject to continued employment. Time-based RSUs generally have a one or three- year vesting period, subject to continued employment. The 2018 Omnibus Plan permits the grant of awards to employees, non-employee directors and consultants for up to 6,075,000 common shares.
RSU awards do not have dividend rights until vesting, and thus the grant date fair value of these awards is impacted by the dividend yield and term of the awards. However, RSAs do have dividend rights from the date of grant, and thus are valued at the market price of the Company’s stock on the grant date, consistent with awards of Common Shares. The significant assumptions utilized to estimate the weighted-average fair value of RSAs, Common Shares and RSU awards granted under the Omnibus Plans are as follows:

	Omnibus Plan
	Fiscal 2021	Fiscal 2020	Fiscal 2019
Share price	$11.10	$20.76	$41.36
Expected term	2.9 years	2.8 years	2.8 years
Dividend yield	5.5%	7.5%	3.6%
Fair value	$9.37	$18.14	$38.57
The significant assumptions utilized to estimate the weighted-average fair value of stock options granted under the Omnibus Plans are as follows:

	Fiscal 2020	Fiscal 2019
Share price	$22.17	$40.09
Exercise price	$25.18	$39.72
Risk free interest rate	2.4%	2.9%
Expected term	6.0 years	6.5 years
Expected volatility	42.7%	37.6%
Dividend yield	6.7%	3.7%
Fair value	$4.27	$11.21
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
The Fiscal 2021 activity for Common Shares, RSAs, and time-based and performance-based RSU awards granted under the Omnibus Plans is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 1, 2020	2.8	$31.04	1.5 years	$66.9
Fiscal 2021 activity:
Granted	3.3	9.62
Vested	(0.4)	30.25
Lapsed or forfeited	(0.9)	34.20
Outstanding at January 30, 2021	4.8	$15.24	1.8 years	$192.3
(1)    Intrinsic value for outstanding restricted stock and RSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The Fiscal 2021 activity for stock options granted under the Omnibus Plans is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 1, 2020	0.7	$39.13	8.3 years	$—
Fiscal 2021 activity:
Granted	—	—
Exercised	—	—
Lapsed or forfeited	(0.2)	39.61
Outstanding at January 30, 2021	0.5	$38.98	7.3 years	$0.8
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plan:

(in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Total intrinsic value of awards vested	$5.0	$3.5	$6.8
Other Share-Based Plans
Signet has three share option savings plans available to employees as follows:
•Employee Share Purchase Plan (“ESPP”), for US employees
•Sharesave Plan, for UK employees
•Irish Sub-Plan to the Sharesave Plan, for Republic of Ireland employees
The ESPP as adopted in 2018 is a savings plan intended to qualify under US Section 423 of the US Internal Revenue Code and allows employees to purchase common shares at a discount of approximately 5% to the closing price of the New York Stock Exchange on the date of purchase, which occurs on the last trading day of a twelve-month offering period. This plan is non-compensatory and no more than 1,250,000 shares may be issued under the ESPP. The Company suspended participation in the ESPP in August 2019, thus no shares were issued in Fiscal 2021 or Fiscal 2020.
The Sharesave Plan and Irish Sub-Plan (collectively, the “Sharesave Plans”) as adopted in 2018 allow eligible employees to be granted, and to exercise, options over common shares at a discount of approximately 15% below a determined market price based on the New York Stock Exchange, using savings accumulated under savings contract entered into in accordance with the relevant plan rules. The market price is generally determined as one of: (i) the average middle market price for the three trading days immediately prior to the invitation date; (ii) the market price on the day immediately preceding the invitation date; or (iii) the market price at such other time as may be agreed with Her Majesty’s Revenue and Customs Options granted under the Sharesave Plan and the Irish Sub-Plan vest after 36 months and are generally only exercisable between 36 and 42 months from commencement of the related savings contract. These plans are compensatory and compensation expense is recognized over the requisite service period, and no more than 1,000,000 shares may be allocated under these plans. No awards have been granted under the Sharesave plans in Fiscal 2021 or Fiscal 2020.
The significant assumptions utilized to estimate the weighted-average fair value of awards granted under the Sharesave Plans are as follows:

Fiscal 2019
Share price	$58.50
Exercise price	$57.97
Risk free interest rate	3.0%
Expected term	3.7 years
Expected volatility	44.4%
Dividend yield	2.6%
Fair value	$18.07
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

The Fiscal 2021 activity for awards granted under the Sharesave Plans is as follows:

Sharesave Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value(1)
Outstanding at February 1, 2020	0.1	$54.78	1.1 years	$—
Fiscal 2021 activity:
Granted	—	—
Exercised	—	—
Lapsed or forfeited	—	—
Outstanding at January 30, 2021	0.1	$51.30	0.8 years	$—
Exercisable at February 1, 2020	—	$—		$—
Exercisable at January 30, 2021	—	$—		$—
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Sharesave Plans:

(in millions, except per share amounts)	Fiscal 2019
Weighted average grant date fair value per share of awards granted	$18.07
Total intrinsic value of options exercised	$—
Cash received from share options exercised	$—
27. Commitments and contingencies
Contingent property liabilities
Approximately 17 property leases had been assigned in the UK by Signet at January 30, 2021 (and remained unexpired and occupied by assignees at that date) and approximately five additional properties were sub-leased in the US and UK at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-leased, Signet or one of its subsidiaries may be liable for those defaults. The amount of such claims arising to date has not been material.
Capital commitments
At January 30, 2021 Signet had an immaterial amounts of capital commitments (February 1, 2020: $22.3 million). These commitments generally relate to store construction and capital investments in IT. Additionally, the Company has certain commitments to maintain or improve leased properties; however there are no minimum requirements or otherwise committed amounts for these projects as of January 30, 2021.
Legal proceedings
Employment practices
As previously reported, in March 2008, a group of private plaintiffs (the “Claimants”) filed a class action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015, which SJI opposed. April 27, 2015, the arbitrator issued an order denying the Claimants’ Motion. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015, which Claimants opposed. On November 16, 2015, the US District Court for the Southern

District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On December 3, 2015, SJI filed with the United States Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the District Court’s November 16, 2015 Opinion and Order. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appealed the decision of the US District Court for the Southern District of New York to the United States Court of Appeals for the Second Circuit, which Claimants opposed. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed, and oral argument was heard by the U.S. Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims, which SJI opposed. On June 15, 2015, the arbitrator granted the Claimants’ motion. On March 6, 2017, Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice, which SJI opposed The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issued to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016, which Claimants opposed. On April 5, 2016, the arbitrator denied SJI’s Motion. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, which Claimants opposed. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals, which Claimant’s opposed. On June 1, 2017, the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016 and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016, which Claimants opposed. The matter was fully briefed, and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. Approximately 10,314 current and former employees submitted consent forms to opt in to the collective action; however, some have withdrawn their consents. The number of valid consents is disputed and yet to be determined. SJI believes the number of valid consents to be approximately 9,124. On July 24, 2017, the United States Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The matter was fully briefed, and an oral argument was heard on October 16, 2017. On November 10, 2017, SJI filed in the arbitration motions for summary judgment, and for decertification, of Claimants’ Equal Pay Act and Title VII promotions claims. On January 30, 2018, oral argument on SJI’s motions was heard. On January 26, 2018, SJI filed in the arbitration a Motion to Vacate The Equal Pay Act Collective Action Award And Tolling Order asserting that the Arbitrator exceeded her authority by conditionally certifying the Equal Pay Act claim and allowing the absent claimants to opt-in the litigation. On March 12, 2018, the Arbitrator denied SJI’s Motion to Vacate The Equal Pay Act Collective Action Award and Tolling Order. SJI still has a pending motion seeking decertification of the EPA Collective Action before the Arbitrator. On March 19, 2018, the Arbitrator issued an Order partially granting SJI’s Motion to Amend the Arbitrator’s November 2, 2017, Bifurcated Seventh Amended Case Management Plan resulting in a continuance of the May 14, 2018 trial date. A new trial date has not been set. On January 15, 2018, District Court granted SJI’s August 17, 2017 Renewed Motion to Vacate the Class Determination Award finding that the Arbitrator exceeded her authority by binding non-parties (absent class members) to the Title VII claim. The District Court further held that the RESOLVE Agreement does not permit class action procedures, thereby, reducing the Claimants in the Title VII matter from 70,000 to potentially 254. Claimants disputed that the number of claimants in the Title VII is 254. On January 18, 2018, the Claimants filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. The appeal was fully briefed and oral argument before the Second Circuit occurred on May 7, 2018. On May 17, 2019, SJI submitted a Rule 28(j) letter to the Second Circuit addressing the effects of the Supreme Court’s ruling in Lamps Plus, Inc. v. Varela, No. 17-988 (S. Ct. Apr. 24, 2019), on the pending appeal. The Second Circuit then issued an order directing the parties to submit additional arguments on that issue, which were submitted. On November 18, 2019 the Second Circuit issued an order reversing and remanding the District Court’s January 15, 2018 Order that vacated the Arbitrator’s Class Determination Award certifying for declaratory and injunctive relief a Title VII pay and promotions class of female retail sales employees. The Second Circuit held that the District Court erred when it concluded that the Arbitrator exceeded her authority in purporting to bind absent class members to the Class Determination Award. The Second Circuit remanded the case to the District Court to decide the narrower question of whether the Arbitrator erred in certifying an opt-out, as opposed to a mandatory, class for declaratory and injunctive relief. On December 2, 2019, SJI filed a petition for a hearing en banc with the United States Court of Appeals for the Second Circuit. On January 15, 2020, SJI filed a Rule 28(j) letter in the Second Circuit. On that same day the Second Circuit denied the petition for rehearing en banc. On January 21, 2020, Sterling filed its motion for stay of mandate with the Second Circuit pending the filing of a petition for writ of certiorari with the U.S. Supreme Court. On January 22, 2020, the Second Circuit granted Sterling’s motion for stay of mandate. SJI’s petition for a writ of certiorari from the U.S. Supreme Court was denied on October 5, 2020. On January 27, 2021 the District Court ordered the case remanded to the AAA for further proceedings in arbitration.
SJI denies the allegations of the Claimants and has been defending the case vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be determined or estimated.
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

On March 16, 2020, the Company, all of the other defendant parties to the Consolidated Action, and the lead plaintiff entered into a settlement agreement in the Consolidated Action. The settlement of $240 million provides for the dismissal of the Consolidated Action with prejudice. The settlement agreement also states that the Company and all the other defendants expressly deny any and all allegations of fault, liability, wrongdoing, or damages whatsoever, and that defendants are entering into the settlement solely to eliminate the uncertainty, burden, and expense of further protracted litigation. As a result of the settlement, the Company recorded a charge of $33.2 million during the fourth quarter of Fiscal 2020 in other operating income (loss), which includes administration costs of $0.6 million and is recorded net of expected recoveries from the Company’s insurance carriers of $207.4 million. As of February 1, 2020, the liability related to settlement and administration fees was recorded in other current liabilities, and the expected insurance recoveries are recorded in other current assets in the consolidated balance sheets. The settlement was fully funded in the second quarter of Fiscal 2021, and the Company contributed approximately $35 million of the $240 million settlement payment, net of insurance proceeds and including the impact of foreign currency. The Court granted final approval of the settlement on July 21, 2020.

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

Regulatory Matters
As previously reported, on January 16, 2019, Sterling Jewelers Inc., (“Sterling”), a wholly owned subsidiary of Company, without admitting or denying any of the allegations, findings of fact, or conclusions of law (except to establish jurisdiction), entered into a Consent Order with the Consumer Financial Protection Bureau (the "CFPB") and New York Attorney General (the “NY AG”) settling a previously disclosed investigation of certain in-store credit practices, promotions, and payment protection products (the "Consent Order"). Among other things, the Consent Order requires Sterling to (i) submit an accurate written compliance report to the CFPB; (ii) pay a $10,000,000 civil money penalty to the CFPB; (iii) pay a $1,000,000 civil money penalty to the NY AG: and (iv) maintain policies and procedures related to the issuance of credit cards, including with respect to credit applications, credit financing terms and conditions, and any related add-on products that are reasonably designed to ensure consumer knowledge or consent. All payments required by the Consent Order were made in February 2019. The Company has complied, and will continue to work to ensure compliance, with the Consent Order, which may result in us incurring additional costs.

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
Based on their evaluation of Signet’s disclosure controls and procedures, as of January 30, 2021 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of January 30, 2021.
Our independent registered public accountants, KPMG LLP, audited the consolidated financial statements of Signet for Fiscal 2021 and have also audited the effectiveness of internal control over financial reporting as of January 30, 2021. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended January 30, 2021 that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Executive Compensation Actions

The information set forth below is included herein for the purpose of providing disclosure under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On March 16, 2021, the Human Capital Management and Compensation Committee (the “Committee”) of the Board of Directors of Signet Jewelers Limited (the “Company”) approved certain compensation adjustments, effective March 21, 2021, for Ms. Virginia C. Drosos, the Company’s Chief Executive Officer, Ms. Joan M. Hilson, the Company’s Chief Financial and Strategy Officer, and Ms. Jamie Singleton, the Company’s President – Kay, Zales and Peoples, each a named executive officer in the Company’s 2020 Proxy Statement, filed with the Securities and Exchange Commission on May 1, 2020 (collectively, the “NEOs”). The compensation adjustments are intended to recognize the NEOs’ contributions to the business and promote long-term alignment by increasing the long-term incentive (“LTI”) weighting, while compensating them within the median range of the Company’s peers for equivalent executive positions. As a result of such approvals, Ms. Drosos’s target value for her LTI equity award under the Company’s 2018 Omnibus Incentive Plan (as amended to the date hereto, the “Plan”) will increase by $1.25 million to $7.5 million. No other changes were made to Ms. Drosos’s compensation. In addition, as a result of the approvals, the base salaries of Ms. Hilson and Ms. Singleton increased by $75,000 to $850,000 and $825,000, respectively, and the target value for their LTI equity awards increased from 175% to 225% of their respective base salaries.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 10 of this Part III concerning directors, executive officers and corporate governance may be found under the captions “Election of Directors”, “Board of Directors and Corporate Governance”, and “Delinquent Section 16(a) Reports” (to the extent reported) in our definitive proxy statement for our 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation” and “Director Compensation,” in the 2021 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2021 Proxy Statement set forth under the captions “Ownership of the Company” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2021 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Parties” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the 2021 Proxy Statement set forth under the caption “Proposal 2: Appointment of Independent Auditor” is incorporated herein by reference.

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

3.2	Amended and Restated Bye-laws of Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed September 10, 2014).

4.1*	Description of Signet Jewelers Limited Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.

4.2	Form of common share certificate of Signet Jewelers Limited (incorporated by reference to Exhibit 4.1 to Form 8-A).

4.3
Certificate of Designation of Series A Convertible Preference Shares, Par Value $0.01 Per Share, of Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 3, 2016).

4.4
Indenture, dated as of May 19, 2014, among Signet UK Finance plc, as issuer, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K Filed May 19, 2014).

4.5
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

10.11†	Signet Jewelers Limited 2009 Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.12†
Form of Signet Jewelers Limited 2009 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012 (File No. 333-153435)).

10.13†
Form of Signet Jewelers Limited 2009 Omnibus Incentive Plan Time-Based Restricted Stock Award Notice and Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 24, 2012 (File No. 333-153435)).

10.14†	Signet Jewelers Limited Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 Filed July 1, 2020).

10.15†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (June 2018 through June 2020 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.16†*	Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (Post June 2020 Awards).

10.17†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.18†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (June 2018 through Fiscal 2020 Awards) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.19†*	Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (Post June 2020 Awards).

10.20†	Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.21†
Irish Sub-Plan established pursuant to the Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.22†	Signet Jewelers Limited Employee Share Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.23†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2012).

10.24†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

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

10.31
First Amendment to Credit Agreement, dated as of January 29, 2020, among Signet Jewelers Limited, as holdings; Signet Group Limited, as Lead Administrative Borrower; Signet Group Treasury Services Inc., Sterling Jewelers Inc., Signet Trading Limited, Zale Canada Co., Sterling Inc. and Zale Delaware, Inc., each as a lead borrower and a borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed March 26, 2020).

10.32†
Form of Termination and Protection Agreement for members of senior leadership of Signet Jewelers Limited, including its executive officers (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 26, 2020).

10.33†
Separation and Release Agreement, dated June 30, 2020, between Sterling Jewelers Inc. and Judith Lynn Dennison (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2020).

21.1*	Subsidiaries of Signet Jewelers Limited.

22.1*	List of Subsidiary Guarantors

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 18, 2021	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

March 18, 2021	By:	/s/ Virginia C. Drosos	Chief Executive Officer (Principal Executive Officer and Director)
Virginia C. Drosos

March 18, 2021	By:	/s/ Joan Hilson	Chief Financial Officer (Principal Financial Officer)
Joan Hilson

March 18, 2021	By:	/s/ Vincent N. Ciccolini	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)
Vincent N. Ciccolini

March 18, 2021	By:	/s/ H. Todd Stitzer	Chairman of the Board
H. Todd Stitzer

March 18, 2021	By:	/s/ André Branch	Director
André Branch

March 18, 2021	By:	/s/ R. Mark Graf	Director
R. Mark Graf

March 18, 2021	By:	/s/ Zackery A. Hicks	Director
Zackery A. Hicks

March 18, 2021	By:	/s/ Helen E. McCluskey	Director
Helen E. McCluskey

March 18, 2021	By:	/s/ Sharon L. McCollam	Director
Sharon L. McCollam

March 18, 2021	By:	/s/ Nancy A. Reardon	Director
Nancy A. Reardon

March 18, 2021	By:	/s/ Jonathan Seiffer	Director
Jonathan Seiffer

March 18, 2021	By:	/s/ Brian Tilzer	Director
Brian Tilzer

March 18, 2021	By:	/s/ Eugenia M. Ulasewicz	Director
Eugenia M. Ulasewicz

March 18, 2021	By:	/s/ Dontá Wilson	Director
Dontá Wilson