Form 10-Q
period 2021-05-01
SIGNET JEWELERS LTD
filed 2021-06-10
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended May 1, 2021 or

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
Common Shares, $0.18 par value, 52,667,090 shares as of June 4, 2021

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	May 1, 2021	May 2, 2020	Notes
Sales	$1,688.8	$852.1	3
Cost of sales	(1,010.4)	(648.3)
Restructuring charges - cost of sales	—	0.4	5
Gross margin	678.4	204.2
Selling, general and administrative expenses	(512.0)	(358.4)
Restructuring charges	0.7	(12.7)	5
Asset impairments, net	(1.5)	(136.3)	13
Other operating income, net	3.1	3.6
Operating income (loss)	168.7	(299.6)	4
Interest expense, net	(3.9)	(7.1)
Other non-operating income, net	0.1	0.1
Income (loss) before income taxes	164.9	(306.6)
Income taxes	(26.5)	109.5	10
Net income (loss)	$138.4	$(197.1)
Dividends on redeemable convertible preferred shares	(8.6)	(8.2)	7
Net income (loss) attributable to common shareholders	$129.8	$(205.3)

Earnings (loss) per common share:
Basic	$2.49	$(3.96)	8
Diluted	$2.23	$(3.96)	8
Weighted average common shares outstanding:
Basic	52.1	51.8	8
Diluted	62.0	51.8	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	May 1, 2021			May 2, 2020
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$138.4			$(197.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	6.7	—	6.7	(26.7)	—	(26.7)
Available-for-sale securities:
Unrealized gain (loss)	(0.1)	—	(0.1)	0.3	—	0.3
Cash flow hedges:
Unrealized gain (loss)	(0.1)	—	(0.1)	0.2	—	0.2
Reclassification adjustment for losses (gains) to net income (loss)	0.2	—	0.2	(10.7)	2.6	(8.1)
Pension plan:
Reclassification adjustment for amortization of actuarial losses (gains) to net income (loss)	0.2	—	0.2	0.1	—	0.1
Reclassification adjustment for amortization of net prior service credits to net income (loss)	—	—	—	0.2	—	0.2
Total other comprehensive income (loss)	$6.9	$—	$6.9	$(36.6)	$2.6	$(34.0)
Total comprehensive income (loss)			$145.3			$(231.1)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	May 1, 2021	January 30, 2021	May 2, 2020	Notes
Assets
Current assets:
Cash and cash equivalents	$1,298.4	$1,172.5	$1,066.6
Accounts receivable, net	78.9	88.7	29.8	11
Other current assets	187.1	236.6	327.7
Income taxes	58.4	51.7	199.2
Inventories	2,019.0	2,032.5	2,392.2	12
Total current assets	3,641.8	3,582.0	4,015.5
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,208.7, $1,198.1 and $1,092.6, respectively	544.5	605.5	687.1
Operating lease right-of-use assets	1,301.2	1,362.2	1,541.4	14
Goodwill	244.9	238.0	238.0	15
Intangible assets, net	190.6	179.0	178.7	15
Other assets	241.0	195.8	204.9
Deferred tax assets	16.8	16.4	12.1
Total assets	$6,180.8	$6,178.9	$6,877.7
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$22.2	18
Accounts payable	700.1	812.6	329.1
Accrued expenses and other current liabilities	517.2	494.1	636.1
Deferred revenue	310.0	288.7	271.2	3
Operating lease liabilities	345.7	377.3	390.3	14
Income taxes	24.5	26.0	27.8
Total current liabilities	1,897.5	1,998.7	1,676.7
Non-current liabilities:
Long-term debt	146.8	146.7	1,336.0	18
Operating lease liabilities	1,087.3	1,147.3	1,334.8	14
Other liabilities	108.9	111.1	113.3
Deferred revenue	797.7	783.3	719.8	3
Deferred tax liabilities	171.1	159.2	95.9
Total liabilities	4,209.3	4,346.3	5,276.5
Commitments and contingencies				21
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (January 30, 2021 and May 2, 2020: 0.625 shares outstanding)	650.9	642.3	617.4	6
Shareholders’ equity:
Common shares of $.18 par value: authorized 500 shares, 52.7 shares outstanding (January 30, 2021 and May 2, 2020: 52.3 outstanding)	12.6	12.6	12.6
Additional paid-in capital	252.2	258.8	246.4
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 17.3 shares (January 30, 2021 and May 2, 2020: 17.7 shares)	(965.2)	(980.2)	(985.2)
Retained earnings	2,304.2	2,189.2	2,037.4
Accumulated other comprehensive loss	(283.6)	(290.5)	(327.8)	9
Total shareholders’ equity	1,320.6	1,190.3	983.8
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,180.8	$6,178.9	$6,877.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
Cash flows from operating activities
Net income (loss)	$138.4	$(197.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42.1	37.3
Amortization of unfavorable contracts	(1.4)	(1.4)
Share-based compensation	8.0	1.4
Deferred taxation	9.5	83.3
Asset impairments	1.5	136.3
Restructuring charges	—	6.7
Other non-cash movements	0.5	0.6
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	9.8	8.6
Decrease in other assets and other receivables	44.0	72.4
Decrease (increase) in inventories	19.3	(77.2)
Increase (decrease) in accounts payable	(122.2)	99.0
Increase (decrease) in accrued expenses and other liabilities	18.0	(40.1)
Change in operating lease assets and liabilities	(31.2)	61.4
Increase (decrease) in deferred revenue	34.4	(5.0)
Changes in income tax receivable and payable	(8.4)	(192.7)
Pension plan contributions	(1.2)	(1.1)
Net cash provided by (used in) operating activities	161.1	(7.6)
Investing activities
Purchase of property, plant and equipment	(11.3)	(7.7)
Purchase of available-for-sale securities	(1.0)	—
Proceeds from sale of available-for-sale securities	1.9	1.3
Acquisition of Rocksbox Inc., net of cash acquired	(14.4)	—
Net cash used in investing activities	(24.8)	(6.4)
Financing activities
Dividends paid on common shares	—	(19.3)
Dividends paid on redeemable convertible preferred shares	—	(7.8)
Proceeds from revolving credit facilities	—	900.0
Repayments of revolving credit facilities	—	(80.0)
Decrease of bank overdrafts	—	(74.0)
Other financing activities	(13.7)	(4.9)
Net cash (used in) provided by financing activities	(13.7)	714.0
Cash and cash equivalents at beginning of period	1,172.5	374.5
Increase in cash and cash equivalents	122.6	700.0
Effect of exchange rate changes on cash and cash equivalents	3.3	(7.9)
Cash and cash equivalents at end of period	$1,298.4	$1,066.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 30, 2021	$12.6	$258.8	$0.4	$(980.2)	$2,189.2	$(290.5)	$1,190.3
Net income (loss)	—	—	—	—	138.4	—	138.4
Other comprehensive income (loss)	—	—	—	—	—	6.9	6.9
Dividends declared:
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Net settlement of equity-based awards	—	(14.6)	—	15.0	(14.8)	—	(14.4)
Share-based compensation expense	—	8.0	—	—	—	—	8.0
Balance at May 1, 2021	$12.6	$252.2	$0.4	$(965.2)	$2,304.2	$(283.6)	$1,320.6

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2020	$12.6	$245.4	$0.4	$(984.9)	$2,242.9	$(293.8)	$1,222.6
Net income (loss)	—	—	—	—	(197.1)	—	(197.1)
Other comprehensive income (loss)	—	—	—	—	—	(34.0)	(34.0)
Dividends declared:
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity-based awards	—	(0.4)	—	(0.3)	(0.2)	—	(0.9)
Share-based compensation expense	—	1.4	—	—	—	—	1.4
Balance at May 2, 2020	$12.6	$246.4	$0.4	$(985.2)	$2,037.4	$(327.8)	$983.8
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
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as accounts for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
The Company has evaluated additional events or transactions subsequent to May 1, 2021 for potential recognition or disclosure through the date the condensed consolidated interim financial statements were issued, and except as discussed in Note 22, there were no such events or transactions noted.
Risks and Uncertainties - COVID-19
In December 2019, a novel coronavirus (“COVID-19”) was identified in Wuhan, China. During Fiscal 2021, the Company experienced significant disruption to its business, specifically in its retail store operations through temporary closures during the first half of the year. By the end of the third quarter of Fiscal 2021, the Company had re-opened substantially all of its stores. However, during the fourth quarter of Fiscal 2021, both the UK and certain Canadian provinces re-established mandated temporary closure of non-essential businesses. The UK stores began to reopen in April 2021, while certain Canadian stores continue to be impacted by these government restrictions through the date of this report.
The full extent and duration of the impact of COVID-19 on the Company’s operations and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and possible resurgence of the COVID-19 pandemic, the success of the vaccine rollout globally, its impact on the Company’s global supply chain (specifically in India), and the uncertainty of customer behavior and potential shifts in discretionary spending as the economy continues to reopen in the second half of the year. The Company will continue to evaluate the impact of the COVID-19 pandemic on its business, results of operations and cash flows throughout Fiscal 2022, including the potential impacts on various estimates and assumptions inherent in the preparation of the condensed consolidated financial statements.
Basis of preparation
The condensed consolidated financial statements of Signet are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the SEC on March 19, 2021.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2022 and Fiscal 2021 refer to the 52 week periods ending January 29, 2022 and January 30, 2021, respectively. Within these condensed consolidated financial statements, the first quarter of the relevant fiscal years 2022 and 2021 refer to the 13 weeks ended May 1, 2021 and May 2, 2020, respectively.

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
Acquisition of Rocksbox
On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business, for cash consideration of $14.4 million, net of cash acquired. The acquisition was driven by Signet's "Inspiring Brilliance" strategy and its initiatives to accelerate growth in its services offerings. Based on a preliminary purchase price allocation, net assets acquired primarily consist of goodwill and intangible assets (see Note 15 for details). In connection with closing the acquisition, the Company incurred approximately $1.1 million of acquisition-related costs for professional services in the 13 weeks ended May 1, 2021, which were recorded as selling, general and administrative expenses in the condensed consolidated statement of operations.
The results of Rocksbox subsequent to the acquisition date are reported as a component of the North America segment. See Note 4 for additional information regarding the Company’s segments. Pro forma results of operations have not been presented, as the impact on the Company’s condensed consolidated financial results was not material.
2. New accounting pronouncements
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

New accounting pronouncements recently adopted

There were no new accounting pronouncements adopted as of January 31, 2021 that have a material impact on the Company’s financial position or results of operations.
New accounting pronouncements issued but not yet adopted
There are no new accounting pronouncements issued that are expected to be applicable to the Company in future periods.
3. Revenue recognition
The following tables provide the Company’s revenue, disaggregated by banner, major product and channel, for the 13 weeks ended May 1, 2021 and May 2, 2020:

	13 weeks ended May 1, 2021				13 weeks ended May 2, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$676.8	$—	$—	$676.8	$333.5	$—	$—	$333.5
Zales	370.8	—	—	370.8	182.3	—	—	182.3
Jared	284.1	—	—	284.1	145.4	—	—	145.4
Piercing Pagoda	148.8	—	—	148.8	51.4	—	—	51.4
James Allen	101.5	—	—	101.5	43.8	—	—	43.8
Peoples	34.6	—	—	34.6	24.7	—	—	24.7
International segment banners	—	57.4	—	57.4	—	64.9	—	64.9
Other	1.4	—	13.4	14.8	—	—	6.1	6.1
Total sales	$1,618.0	$57.4	$13.4	$1,688.8	$781.1	$64.9	$6.1	$852.1

	13 weeks ended May 1, 2021				13 weeks ended May 2, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$726.7	$28.8	$—	$755.5	$314.1	$28.1	$—	$342.2
Fashion	661.4	9.7	—	671.1	297.9	12.6	—	310.5
Watches	46.9	17.2	—	64.1	24.6	17.5	—	42.1
Other (1)	183.0	1.7	13.4	198.1	144.5	6.7	6.1	157.3
Total sales	$1,618.0	$57.4	$13.4	$1,688.8	$781.1	$64.9	$6.1	$852.1
(1)     Other revenue primarily includes gift, beads and other miscellaneous jewelry sales, repairs, subscriptions, service plan and other miscellaneous non-jewelry sales.

	13 weeks ended May 1, 2021				13 weeks ended May 2, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,299.6	$29.5	$—	$1,329.1	$631.9	$49.4	$—	$681.3
E-commerce	318.4	27.9	—	346.3	149.2	15.5	—	164.7
Other	—	—	13.4	13.4	—	—	6.1	6.1
Total sales	$1,618.0	$57.4	$13.4	$1,688.8	$781.1	$64.9	$6.1	$852.1

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
Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral period for ESP sales is determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $9.9 million and $4.3 million during the 13 weeks ended May 1, 2021 and May 2, 2020, respectively.
Unamortized deferred selling costs as of May 1, 2021, January 30, 2021 and May 2, 2020 were as follows:

(in millions)	May 1, 2021	January 30, 2021	May 2, 2020
Other current assets	$26.4	$26.2	$23.6
Other assets	86.1	85.1	79.5
Total deferred selling costs	$112.5	$111.3	$103.1

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
Deferred revenue
Deferred revenue consists primarily of ESP and voucher promotions as follows:

(in millions)	May 1, 2021	January 30, 2021	May 2, 2020
ESP deferred revenue	$1,049.4	$1,028.9	$961.0
Other deferred revenue (1)	58.3	43.1	30.0
Total deferred revenue	$1,107.7	$1,072.0	$991.0

Disclosed as:
Current liabilities	$310.0	$288.7	$271.2
Non-current liabilities	797.7	783.3	719.8
Total deferred revenue	$1,107.7	$1,072.0	$991.0
(1) Other deferred revenue includes primarily revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
ESP deferred revenue, beginning of period	$1,028.9	$960.0
Plans sold (1)	124.1	55.0
Revenue recognized (2)	(103.6)	(54.0)
ESP deferred revenue, end of period	$1,049.4	$961.0
(1)    Includes impact of foreign exchange translation.
(2)    During the 13 weeks ended May 1, 2021 and May 2, 2020, the Company recognized sales of $72.6 million and $44.5 million, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP. In Fiscal 2021, no ESP revenue was recognized beginning on March 23, 2020 due to the temporary closure of the Company’s stores and service centers as a result of COVID-19. As the Company began reopening stores and service centers during the second quarter of Fiscal 2021, the Company resumed recognizing service revenue as it fulfilled its performance obligations under the ESP.
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

The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Jewelers Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared The Galleria Of Jewelry and Jared Vault), James Allen, Rocksbox and Piercing Pagoda, which operates through mall-based kiosks. Its Canadian stores operate as the Peoples Jewellers store banner.
The International reportable segment operates stores in the UK, Republic of Ireland and Channel Islands. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.
The Other reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
Sales:
North America segment	$1,618.0	$781.1
International segment	57.4	64.9
Other segment	13.4	6.1
Total sales	$1,688.8	$852.1

Operating income (loss):
North America segment (1)	$212.0	$(234.2)
International segment (2)	(19.7)	(38.6)
Other segment	(0.9)	(0.3)
Corporate and unallocated expenses (3)	(22.7)	(26.5)
Total operating income (loss)	168.7	(299.6)
Interest expense, net	(3.9)	(7.1)
Other non-operating income, net	0.1	0.1
Income (loss) before income taxes	$164.9	$(306.6)

(1)    Operating income (loss) during the 13 weeks ended May 1, 2021 includes: $1.1 million of acquisition-related expenses in connection with the Rocksbox acquisition; $0.7 million credit to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities; and $1.5 million of net asset impairments. See Note 5 and Note 13 for additional information.
Operating income (loss) during the 13 weeks ended May 2, 2020 includes a $0.4 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities; charges of $8.9 million primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities; and asset impairment charges of $117.9 million. See Note 5, Note 13, and Note 15 for additional information.
(2)    Operating income (loss) during the 13 weeks ended May 2, 2020 includes charges of $3.6 million primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities; and asset impairment charges of $18.4 million. See Note 5, Note 13, and Note 15 for additional information.
(3)    Operating income (loss) during the 13 weeks ended May 2, 2020 includes a charge of $8.5 million related to the settlement of previously disclosed shareholder litigation matters; and charges of $0.2 million primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities. See Note 5 and Note 21 for additional information.
5. Restructuring Plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share-gaining, OmniChannel jewelry category leader. Restructuring activities related to the Plan were substantially completed in Fiscal 2021. The Company recorded credits to restructuring expense of $0.7 million during the 13 weeks ended May 1, 2021 primarily related to adjustments to previously recognized Plan liabilities.

Restructuring charges and other Plan-related costs are classified in the condensed consolidated statements of operations as follows:

		13 weeks ended
(in millions)	Statement of operations caption	May 1, 2021	May 2, 2020
Inventory charges	Restructuring charges - cost of sales	$—	$(0.4)
Other Plan related expenses	Restructuring charges	(0.7)	12.7
Total Signet Path to Brilliance Plan expenses		$(0.7)	$12.3

The composition of the restructuring charges the Company incurred during the 13 weeks ended May 1, 2021, as well as the cumulative amount incurred under the Plan through May 1, 2021, were as follows:

	13 weeks ended	Cumulative amount
(in millions)	May 1, 2021	May 1, 2021
Inventory charges	$—	$72.8
Termination benefits	(0.7)	49.2
Store closure and other costs	—	129.9
Total Signet Path to Brilliance Plan expenses	$(0.7)	$251.9
Plan liabilities of $7.1 million were recorded within accrued expenses and other current liabilities and Plan liabilities of $1.7 million were recorded within other liabilities in the condensed consolidated balance sheet as of May 1, 2021. The remaining Plan liabilities consist primarily of severance, store closure liabilities and professional fees. The following table summarizes the activity related to the Plan liabilities for Fiscal 2022:

(in millions)	Termination benefits	Store closure and other costs	Consolidated
Balance at January 30, 2021	$2.1	$8.1	$10.2
Payments and other adjustments	(0.6)	(0.1)	(0.7)
Charged (credited) to expense	(0.7)	—	(0.7)
Balance at May 1, 2021	$0.8	$8.0	$8.8
6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Redeemable Convertible Preference Shares (“Preferred Shares”) to certain affiliates of Leonard Green & Partners, L.P., for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears either in cash or by increasing the stated value of the Preferred Shares. The Company declared the Preferred Share dividend during the fourth quarter of Fiscal 2021 payable “in-kind” by increasing the Stated Value of the Preferred Shares. The Stated Value of the Preferred Shares increased by $12.97 per share during the first quarter of Fiscal 2022 when this dividend was paid, all of which will become payable upon liquidation of the Preferred Shares. The Company has declared the first quarter Fiscal 2022 Preferred Share dividend (payable during the second quarter of Fiscal 2022) payable in cash. Refer to Note 7 for additional discussion of the Company’s dividends on Preferred Shares.

(in millions, except conversion rate and conversion price)	May 1, 2021	January 30, 2021	May 2, 2020
Conversion rate	12.2297	12.2297	12.2297
Conversion price	$81.7682	$81.7682	$81.7682
Potential impact of preferred shares if-converted to common shares	8.0	7.9	7.6
Liquidation preference (1)	$665.0	$656.8	$632.8
(1) Includes the stated value of the Preferred Shares plus any declared but unpaid dividends
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the Preferred Shares carrying value and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $7.7 million as of May 1, 2021 (January 30, 2021 and May 2, 2020: $7.3 million and $6.1 million, respectively).
Accretion of $0.4 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 weeks ended May 1, 2021 ($0.4 million for the 13 weeks ended May 2, 2020).
7. Shareholders’ equity
Dividends on Common Shares
As a result of COVID-19, Signet’s Board of Directors elected to temporarily suspend the dividend program on common shares, effective in the first quarter of Fiscal 2021.

Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 13 weeks ended May 1, 2021 and May 2, 2020 were as follows:

	Fiscal 2022		Fiscal 2021
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter (1)	$13.14	$8.2	$12.50	$7.8
(1)    Signet’s Preferred Shares dividends result in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 1, 2021 and May 2, 2020, $8.2 million and $7.8 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the dividends on the Preferred Shares declared for the first quarter of Fiscal 2022 and Fiscal 2021, respectively.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net income (loss) attributable to common shareholders during the 13 weeks ended May 1, 2021 or May 2, 2020. See Note 6 for additional discussion of the Company’s Preferred Shares.
Share repurchases
There were no share repurchases executed during the 13 weeks ended May 1, 2021 and May 2, 2020. The 2017 Program had $165.6 million remaining as of May 1, 2021.
8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 1, 2021	May 2, 2020
Numerator:
Net income (loss) attributable to common shareholders	$129.8	$(205.3)
Denominator:
Weighted average common shares outstanding	52.1	51.8
EPS – basic	$2.49	$(3.96)
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
The computation of diluted EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 1, 2021	May 2, 2020
Numerator:
Net income (loss) attributable to common shareholders	$129.8	$(205.3)
Add: Dividends on Preferred Shares	8.6	—
Numerator for diluted EPS	$138.4	$(205.3)
Denominator:
Basic weighted average common shares outstanding	52.1	51.8
Plus: Dilutive effect of share awards	1.9	—
Plus: Dilutive effect of Preferred Shares	8.0	—
Diluted weighted average common shares outstanding	62.0	51.8
EPS – diluted	$2.23	$(3.96)

The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive:

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
Share awards	—	1.0
Potential impact of Preferred Shares	—	7.6
Total anti-dilutive shares	—	8.6
9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive income (loss)
Balance at January 30, 2021	$(238.9)	$0.5	$(0.9)	$(47.2)	$(4.0)	$(290.5)
Other comprehensive income (loss) (“OCI”) before reclassifications	6.7	(0.1)	(0.1)	—	—	6.5
Amounts reclassified from AOCI to net income	—	—	0.2	0.2	—	0.4
Net current period OCI	6.7	(0.1)	0.1	0.2	—	6.9
Balance at May 1, 2021	$(232.2)	$0.4	$(0.8)	$(47.0)	$(4.0)	$(283.6)

The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$0.1	$—	Cost of sales (see Note 16)
Commodity contracts	0.1	(0.8)	Cost of sales (see Note 16)
Total before income tax	0.2	(0.8)
Losses (gains) on de-designating cash flow hedges:
Foreign currency contracts	—	(0.6)	Other operating income, net (see Note 16)
Commodity contracts	—	(9.3)	Other operating income, net (see Note 16)
Total before income tax	—	(9.9)
Income taxes	—	2.6
Net of tax	0.2	(8.1)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.2	0.1	Other non-operating income, net
Amortization of unrecognized net prior service credits	—	0.2	Other non-operating income, net
Total before income tax	0.2	0.3
Income taxes	—	—
Net of tax	0.2	0.3

Total reclassifications, net of tax	$0.4	$(7.8)

10. Income taxes

	13 weeks ended
	May 1, 2021	May 2, 2020
Estimated annual effective tax rate before discrete items	18.6%	24.5%
Discrete items recognized	(2.5)%	11.2%
Effective tax rate recognized in statement of operations	16.1%	35.7%
During the 13 weeks ended May 1, 2021, the Company’s effective tax rate was lower than the US federal income tax rate primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements. The Company’s effective tax rate for the same period during the prior year was higher than the US federal income tax rate primarily due to the benefits from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) recognized as a discrete item during the first quarter of Fiscal 2021, partially offset by the unfavorable impact of a valuation allowance recorded against certain US and state deferred tax assets and the impairment of goodwill which was not deductible for tax purposes.
The CARES Act provided a technical correction to the Tax Cuts and Jobs Act (“TCJA”) allowing fiscal year tax filers with federal net operating losses arising in the 2017/2018 tax year to be carried back two years to tax years that had higher enacted tax rates resulting in a tax benefit of $67.5 million recognized as a discrete item during the first quarter of Fiscal 2021. The CARES Act also provided for net operating losses incurred in Fiscal 2021 to be carried back five years to tax years with higher enacted tax rates resulting in an anticipated tax benefit as of the first quarter of Fiscal 2021 of $48.5 million. In addition, during the first quarter of Fiscal 2021, based on weighing all positive and negative evidence, management determined it was more likely than not that it would not be able to realize certain US and state deferred tax assets primarily related to state deferred tax assets including state net operating losses and recorded a valuation allowance of $56.7 million. The estimated annual effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
As of May 1, 2021, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of January 30, 2021.
11. Accounts receivable, net
The following table presents the components of Signet’s accounts receivable:

(in millions)	May 1, 2021	January 30, 2021	May 2, 2020
Customer in-house finance receivables, net	$61.5	$72.0	$—
Accounts receivable, trade	9.5	11.6	27.8
Accounts receivable, held for sale	7.9	5.1	2.0
Accounts receivable, net	$78.9	$88.7	$29.8

As previously disclosed, during Fiscal 2018, Signet announced a strategic initiative to outsource its North America private label credit card programs and sell the existing in-house finance receivables. In October 2017, Signet, through its subsidiary Sterling Jewelers Inc. (“Sterling”), completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity Bank (“Comenity”). The Company had previously entered into an agreement with Comenity to provide credit services to its Zales banners for all credit card customers (prime and non-prime), and this pre-existing Zales arrangement with Comenity was unaffected by the execution of the Sterling agreement. In May 2021, both the Sterling and Zales agreements with Comenity were amended and restated as further described in Note 22.
In June 2018, the Company completed the sale of the non-prime in-house accounts receivable to CarVal Investors (“CarVal”) and the appointed minority party, Castlelake, L.P. (“Castlelake” and collectively with CarVal, the “Investors”). In addition, for a five-year term, Signet would remain the issuer of non-prime credit with investment funds managed by the Investors purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Signet would hold the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counterparty in accordance with the agreements. Receivables issued by the Company but pending transfer to the Investors as of period end were classified as “held for sale” and included in the accounts receivable caption in the condensed consolidated balance sheets. As of May 1, 2021, January 30, 2021, and May 2, 2020, the accounts receivable held for sale were recorded at fair value.
During Fiscal 2021, the 2018 agreements pertaining to the purchase of forward flow receivables were terminated and new agreements were executed with the Investors which, as noted below, are effective until June 30, 2021. Those new agreements provide that the Investors will continue to purchase add-on non-prime receivables created on existing customer accounts at a discount rate determined in accordance with the new agreements. As a result of the above agreements, Signet began retaining all forward flow non-prime receivables created for new customers beginning in the second quarter of Fiscal 2021. The termination of the previous agreements had no effect on the receivables that were previously sold to the Investors prior to the termination, except that Signet agreed to extend the Investors’ payment obligation for the remaining 5% of the receivables previously purchased in June 2018 until the new agreements terminate. The Company’s agreement with the credit servicer Genesis Financial Solutions (“Genesis”) remains in place.
In January 2021, the Company reached additional agreements with the Investors to further amend the purchase agreements described above through June 30, 2021. CarVal continued to purchase add-on receivables for existing accounts and began to purchase 50% of new forward flow non-prime receivables. Genesis (becoming one of the “Investors”) began to purchase the remaining 50% of new forward flow non-prime receivables through June 30, 2021. Castlelake will continue to purchase add-on receivables for existing accounts through June 30, 2021. Signet continued to retain add-on receivables for its existing accounts but is no longer retaining new forward flow non-prime receivables.
In March 2021, the Company provided notice to the Investors of its intent not to extend the respective agreements with such Investors beyond the expiration date of June 30, 2021. Effective July 1, 2021 (the “New Program Start Date”), all new prime and non-prime account origination will occur in accordance with the amended and restated Comenity and Genesis agreements as further described in Note 22. The Company is currently in discussions with the Investors to extend the agreements related to the add-on purchases for their respective existing non-prime accounts that were originated prior to the New Program Start Date.
Accounts receivable classified as trade receivables consist primarily of accounts receivable related to the sale of diamonds to third parties from its polishing factory deemed unsuitable for Signet's needs in the Other segment.
Customer in-house finance receivables

As discussed above, the Company began retaining certain customer in-house finance receivables beginning in the second quarter of Fiscal 2021. The allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of its credit card receivables that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company accounts for the expected credit losses under ASC 326, “Measurement of Credit Losses on Financial Instruments,” which is referred to as the Current Expected Credit Loss (“CECL”) model. The estimate under the CECL model is significantly influenced by the composition, characteristics and quality of the Company’s portfolio of credit card receivables, as well as the prevailing economic conditions and forecasts utilized. The estimate of the allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees.

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

The following three industry standard FICO score categories are used:

•620 to 659 (“Near Prime”)
•580 to 619 (“Subprime”)
•Less than 580 (“Deep Subprime”)

These risk characteristics are evaluated on at least an annual basis, or more frequently as facts and circumstances warrant. The expected loss rates are adjusted on a quarterly basis based on historical loss trends and are risk-adjusted for current and future economic conditions and events. As summarized in the table below, based on the changes in the agreements with the Investors in Fiscal 2021, there is currently one vintage year since the Company began maintaining new accounts in Fiscal 2021 and ceased maintaining new accounts by the end of Fiscal 2021.

The following table disaggregates the Company’s customer in-house finance receivables by credit quality and vintage year as of May 1, 2021:

(in millions)	Year of origination
Credit quality	Fiscal 2021
Near Prime	$46.0
Subprime	26.2
Deep Subprime	10.7
Total at amortized cost	$82.9

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

The following table is a rollforward of the Company’s allowance for credit losses on customer in-house finance receivables:

(in millions)
Balance at January 30, 2021	$25.5
Provision for credit losses	(1.2)
Write-offs	(2.9)
Balance at May 1, 2021	$21.4

Beginning in the second quarter of Fiscal 2021, in connection with the new agreements executed with the Investors, additions to the allowance for credit losses are made by recording charges to bad debt expense (credit losses) within selling, general and administrative expenses within the condensed consolidated statements of operations. The uncollectible portion of customer in-house finance receivables are charged to the allowance for credit losses when an account is written-off after 180 days of non-payment, or in circumstances such as bankrupt or deceased cardholders. Write-offs on customer in-house finance receivables include uncollected amounts related to principal, interest, and late fees. Uncollectible accrued interest is accounted for by recognizing credit loss expense. Recoveries on customer in-house finance receivables previously written-off as uncollectible are credited to the allowance for credit losses.

A credit card account is contractually past due if the Company does not receive the minimum payment by the specified due date on the cardholder’s statement. It is the Company’s policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or written-off, typically at 180 days delinquent, as noted above.

The following table disaggregates the Company’s customer in-house finance receivables by past due status as of May 1, 2021:

(in millions)
Current	$69.2
1 - 30 days past due	5.4
31 - 60 days past due	1.9
61 - 90 days past due	1.9
Greater than 90 days past due	4.5
Total at amortized cost	$82.9

Interest income related to the Company’s customer in-house finance receivables is included within other operating income, net in the condensed consolidated statements of operations. Accrued interest is included within the same line item as the respective principal amount of the customer in-house finance receivables in the condensed consolidated balance sheets. The accrual of interest is discontinued at the time the receivable is determined to be uncollectible and written-off. The Company recognized $4.0 million of interest income on its customer in-house finance receivables during the 13 weeks ended May 1, 2021.
12. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	May 1, 2021	January 30, 2021	May 2, 2020
Raw materials	$72.9	$45.3	$69.8
Finished goods	1,946.1	1,987.2	2,322.4
Total inventories	$2,019.0	$2,032.5	$2,392.2

As of May 1, 2021, inventory reserves were $45.5 million ($52.9 million and $55.5 million as of January 30, 2021 and May 2, 2020, respectively).
13. Asset impairments, net

The following table summarizes the Company's asset impairment activity for the periods presented:

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
Goodwill impairment (1)	$—	$10.7
Indefinite-lived intangible asset impairment (1)	—	83.3
Property and equipment impairment	1.0	13.8
Operating lease ROU asset impairment (2)	0.5	28.5
Total asset impairments, net	$1.5	$136.3
(1) Refer to Note 15 for additional information.
(2) The Company recorded $0.2 million and $1.0 million of gains on terminations or modifications of leases resulting from previously recorded impairments of the right of use assets during the 13 weeks ended May 1, 2021 and May 2, 2020, respectively.

Long-lived assets of the Company consist primarily of property and equipment, definite-lived intangible assets and operating lease right-of-use (“ROU”) assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the undiscounted cash flows of individual stores or other asset groups. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset group, based on the Company’s internal business plans. If the undiscounted cash flow for the asset group is less than its carrying amount, the long-lived assets are measured for potential impairment by estimating the fair value of the asset group, and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. The Company utilizes primarily the replacement cost method to estimate the fair value of its property and equipment, and the income capitalization method to estimate the fair value of its ROU assets, which incorporates historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates.
Fiscal 2021
Due to the various impacts of COVID-19 to the Company’s business during the 13 weeks ended May 2, 2020, including the temporary closure of all the Company’s stores beginning in late March 2020, the Company determined triggering events had occurred for certain of the Company’s long-lived asset groups at individual stores that required an interim impairment assessment during the first quarter of Fiscal 2021. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the recoverability test, a fair value assessment for these long-lived assets was performed, and as a result of the estimated fair values, the Company recorded an impairment charge for property and equipment of $13.8 million and ROU assets of $28.5 million for the 13 weeks ended May 2, 2020.
Fiscal 2022
During the 13 weeks ended May 1, 2021, the Company determined that triggering events had occurred for certain long-lived asset groups at individual stores based on real estate assessments (including store closure decisions) and store performance for the remaining lease period for certain stores that required an impairment assessment. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the initial recoverability test, a fair value assessment for these long-lived assets was performed, and as a result of the estimated fair values, the Company recorded an impairment charge for property and equipment of $1.0 million and ROU assets of $0.5 million, which is net of gains on terminations or modifications of leases resulting from previously recorded impairments of the ROU assets of $0.2 million.

The uncertainty of the COVID-19 impact to the Company’s business could continue to further negatively affect the operating performance and cash flows of the above identified stores or additional stores, including the magnitude and potential resurgence of COVID-19, occupancy restrictions in the Company’s stores, the inability to achieve or maintain cost savings initiatives included in the business plans, changes in real estate strategy or macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store assets in future periods.

14. Leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Signet determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to store occupancy costs within cost of sales as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Further, certain leases provide for variable rent increases based on indexes specified within the lease agreement. The variable increases based on an index are initially measured as part of the operating lease liability using the index at the commencement date. Contingent rent and subsequent changes to variable increases based on indexes will be recognized in the variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and non-current operating lease liabilities in the Company’s condensed consolidated balance sheets.

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
Payments arising from operating lease activity, as well as variable and short-term lease payments not included within the operating lease liability, are included as operating activities on the Company’s condensed consolidated statements of cash flows. Operating lease payments representing costs to ready an asset for its intended use (i.e. leasehold improvements) are represented within investing activities within the Company’s condensed consolidated statements of cash flows.

The Company deferred substantially all of its rent payments due in the months of April 2020 and May 2020. As of May 1, 2021, the Company had approximately $64 million of deferred rent payments remaining. This deferred rent is expected to be substantially repaid by the end of Fiscal 2022. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any such interest or penalties to be probable. In April 2020, the FASB granted guidance (hereinafter, the practical expedient) permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of COVID-19. Instead, the entity may account for COVID-19 related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. In accordance with this practical expedient, the Company elected not to account for any concessions granted by landlords as a result of COVID-19 as lease modifications. Rent abatements under the practical expedient would be recorded as a negative variable lease cost. The Company negotiated with substantially all of its landlords and has received certain concessions in the form of rent deferrals and other lease or rent modifications. In addition, the Company recorded lease expense during the deferral periods in accordance with its existing policies.

The weighted average lease term and discount rate for the Company’s outstanding operating leases were as follows:

May 1, 2021
Weighted average remaining lease term	6.1 years
Weighted average discount rate	5.5%

Total lease costs are as follows:

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
Operating lease cost	$105.6	$111.4
Short-term lease cost	0.8	4.9
Variable lease cost	30.6	25.6
Sublease income	(0.7)	(0.5)
Total lease cost	$136.3	$141.4
Supplemental cash flow information related to leases was as follows:

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$128.1	$49.3
Operating lease right-of-use assets obtained in exchange for lease obligations	24.6	14.2
Reduction in the carrying amount of right-of-use assets (1)	85.9	87.9
(1)    Amount excludes impairment of right-of-use assets of $0.5 million and $28.5 million during the 13 weeks ended May 1, 2021 and May 2, 2020, respectively, as further described in Note 13.

The future minimum operating lease payments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	May 1, 2021
Remainder of Fiscal 2022	$384.6
Fiscal 2023	356.2
Fiscal 2024	279.7
Fiscal 2025	217.4
Fiscal 2026	158.7
Thereafter	399.9
Total minimum lease payments	1,796.5
Less: Imputed interest	(363.5)
Present value of lease liabilities	$1,433.0
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
Fiscal 2021
Due to various impacts of COVID-19 to the Company’s business during the 13 weeks ended May 2, 2020, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite-lived intangible assets. As part of the assessment, it was determined that an increase in the discount rates were required to reflect the prevailing uncertainty inherent in the forecasts due to current market conditions and potential COVID-19 impacts. This higher discount rate, in conjunction with revised long-term projections associated with certain aspects of the Company’s forecast, resulted in lower than previously projected long-term future cash flows for the reporting units and indefinite-lived intangible assets which negatively affected the valuation compared to previous valuations. As a result of the interim impairment assessment, during the first quarter of Fiscal 2021 the Company recognized pre-tax impairment charges related to goodwill of $10.7 million in the condensed consolidated statements of operations within its North America segment related to R2Net and Zales Canada goodwill.

In conjunction with the interim goodwill impairment tests noted above, during the first quarter of Fiscal 2021 the Company determined that the fair values of indefinite-lived intangible assets related to certain Zales trade names were less than their carrying value. Accordingly, in the first quarter of Fiscal 2021, the Company recognized pre-tax impairment charges within asset impairments, net on the condensed consolidated statements of operations of $83.3 million within its North America segment.
Fiscal 2022
During the 13 weeks ended May 1, 2021, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceed their fair values.
In connection with the acquisition of Rocksbox on March 29, 2021, the Company recognized $11.5 million of definite-lived intangible assets and $6.9 million of goodwill, which are reported in the North America segment. The weighted-average amortization period of the definite-lived intangibles assets acquired is eight years.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 30, 2021	$238.0
Acquisitions	6.9
Balance at May 1, 2021	$244.9

Intangibles
Definite-lived intangible assets include trade names, technology and customer relationship assets. Indefinite-lived intangible assets consist of trade names. Both definite and indefinite-lived assets are recorded within intangible assets, net, on the condensed consolidated balance sheets. Intangible liabilities, net, consists of unfavorable contracts and is recorded within accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets.
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	May 1, 2021			January 30, 2021			May 2, 2020
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$17.1	$(4.6)	$12.5	$5.6	$(4.2)	$1.4	$5.6	$(3.6)	$2.0
Indefinite-lived intangible assets (1)	178.1	—	178.1	177.6	—	177.6	176.7	—	176.7
Total intangible assets, net	$195.2	$(4.6)	$190.6	$183.2	$(4.2)	$179.0	$182.3	$(3.6)	$178.7

Intangible liabilities, net	$(38.0)	$29.0	$(9.0)	$(38.0)	$27.5	$(10.5)	$(38.0)	$23.5	$(14.5)

(1)    The gross carrying amount is presented net of accumulated impairment losses of $297.5 million as of May 1, 2021, January 30, 2021 and May 2, 2020 as well as including the impact of foreign currency.
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

Signet holds a fluctuating amount of British pounds and Canadian dollars reflecting the cash generative characteristics of operations. Signet’s objective is to minimize net foreign exchange exposure to the condensed consolidated statements of operations on non-US dollar denominated items through managing cash levels, non-US dollar denominated intra-entity balances and foreign currency swaps. In order to manage the foreign exchange exposure and minimize the level of funds denominated in British pounds and Canadian dollars, dividends are paid regularly by subsidiaries to their immediate holding companies and excess British pounds and Canadian dollars are sold in exchange for US dollars.
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of May 1, 2021, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. These contracts were de-designated during the 13 weeks ended May 2, 2020. This de-designation occurred due to uncertainly around the volume of purchases in the Company’s UK business. These contracts were unlikely to retain hedge effectiveness given the change in circumstances as a result of COVID-19. Trading for these contracts resumed during the third quarter of Fiscal 2021. The total notional amount of these foreign currency contracts outstanding as of May 1, 2021 was $19.0 million (January 30, 2021 and May 2, 2020: $12.5 million and $0.0 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 30, 2021 and May 2, 2020: 12 months and not applicable, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of May 1, 2021 was $108.8 million (January 30, 2021 and May 2, 2020: $107.6 million and $177.6 million, respectively). The outstanding amount as of May 2, 2020 included certain contracts which were previously designated, as well as a forward contract entered into to hedge the portion of the insurance proceeds expected to be received in British Pounds associated with the shareholder litigation, which had a notional amount of £95 million.

Commodity forward purchase contracts and net zero premium collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw materials. During the 13 weeks ended May 2, 2020, the contracts which were still outstanding (and unrealized) were de-designated and liquidated. The contracts which were already settled remained designated as the hedged inventory purchases from these contracts were still on hand. The unrealized contracts were de-designated as a result of uncertainty around the Company’s future purchasing volume due to COVID-19 and thus the contracts were unlikely to retain hedge effectiveness. Trading for these contracts resumed during the third quarter of Fiscal 2021. Trading for these contracts was suspended during Fiscal 2022 due to the current commodity price environment and there was no material notional amount of these commodity derivative contracts outstanding as of May 1, 2021, January 30, 2021, or May 2, 2020.
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of May 1, 2021, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	May 1, 2021	January 30, 2021	May 2, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.1	$—	$—
Total derivative assets		0.1	—	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.1	0.1	0.1
Total derivative assets		$0.2	$0.1	$0.1

	Fair value of derivative liabilities
(in millions)	Balance sheet location	May 1, 2021	January 30, 2021	May 2, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.3)	$(0.3)	$—
Commodity contracts	Other current liabilities	—	(0.1)	—
		(0.3)	(0.4)	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.5)	—	(0.3)
Total derivative liabilities		$(0.8)	$(0.4)	$(0.3)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	May 1, 2021	January 30, 2021	May 2, 2020
Foreign currency contracts	$(0.6)	$(0.7)	$—
Commodity contracts	(0.4)	(0.4)	6.2
Gains (losses) recorded in AOCI	$(1.0)	$(1.1)	$6.2

The following tables summarize the effect of derivative instruments designated as cash flow hedges on OCI and the condensed consolidated statements of operations:
Foreign currency contracts

		13 weeks ended
(in millions)	Statement of operations caption	May 1, 2021	May 2, 2020
Gains (losses) recorded in AOCI, beginning of period		$(0.7)	$(1.0)
Current period gains (losses) recognized in OCI		—	1.6
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	0.1	—
Gains from de-designated hedges reclassified from AOCI to net income	Other operating income, net (1)	—	(0.6)
Gains (losses) recorded in AOCI, end of period		$(0.6)	$—

Commodity contracts

		13 weeks ended
(in millions)	Statement of operations caption	May 1, 2021	May 2, 2020
Gains (losses) recorded in AOCI, beginning of period		$(0.4)	$17.7
Current period gains (losses) recognized in OCI		(0.1)	(1.4)
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	0.1	(0.8)
Gains from de-designated hedges reclassified from AOCI to net income	Other operating income, net (1)	—	(9.3)
Gains (losses) recorded in AOCI, end of period		$(0.4)	$6.2
(1)    Refer to table below for total amounts of financial statement captions impacted by cash flow hedges.

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 13 weeks ended May 1, 2021 and May 2, 2020 other than the items disclosed above during the 13 weeks ended May 2, 2020. As of May 1, 2021, based on current valuations, the Company expects approximately $1.0 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.

Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statements of operations:

		13 weeks ended
(in millions)	Statement of operations caption	May 1, 2021	May 2, 2020
Foreign currency contracts	Other operating income, net	$0.9	$(3.9)
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	May 1, 2021			January 30, 2021			May 2, 2020
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.1	$5.1	$—	$5.7	$5.7	$—	$7.4	$7.4	$—
Foreign currency contracts	0.2	—	0.2	0.1	—	0.1	0.1	—	0.1
US government agency securities	3.1	—	3.1	3.2	—	3.2	4.0	—	4.0
Corporate bonds and notes	6.2	—	6.2	6.5	—	6.5	8.0	—	8.0
Total assets	$14.6	$5.1	$9.5	$15.5	$5.7	$9.8	$19.5	$7.4	$12.1

Liabilities:
Foreign currency contracts	$(0.8)	$—	$(0.8)	$(0.3)	$—	$(0.3)	$(0.3)	$—	$(0.3)
Commodity contracts	—	—	—	(0.1)	—	(0.1)	—	—	—
Total liabilities	$(0.8)	$—	$(0.8)	$(0.4)	$—	$(0.4)	$(0.3)	$—	$(0.3)

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
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price is contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset at the transaction date related to this deferred payment at fair value. This estimated fair value was derived from a discounted cash flow model using unobservable Level 3 inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. The measurement period was completed in June 2020 and the Company expects to receive the full deferred payment of $23.5 million. As a result of the amended agreements described in Note 11, the deferred payment will now be due in June 2021, or earlier upon termination by the parties. This amount has been recorded within other current assets on the condensed consolidated balance sheet as of May 1, 2021. See Note 11 for additional information.
During the 13 weeks ended May 2, 2020, the Company performed an interim impairment test for goodwill, indefinite-lived intangible assets and long-lived assets. The fair value was calculated using the income approach for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value is a Level 3 valuation based on certain unobservable inputs including estimated future cash flows and discount rates aligned with market-based assumptions, that would be utilized by market participants in valuing these assets or prices of similar assets. For long-lived assets, the Company utilizes primarily the replacement cost method (a level 3 valuation method) for the fair value of its property and equipment, and the income method to estimate the fair value of its ROU assets, which incorporates Level 3 inputs such as historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates. See Note 13 and Note 15 for additional information.
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.

The fair values of long-term debt instruments, excluding revolving credit facilities, were determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The carrying value of the ABL Revolving Facility (as defined in Note 18) approximates fair value based on the nature of the instrument and variable interest rate. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	May 1, 2021		January 30, 2021		May 2, 2020
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$146.8	$150.8	$146.7	$145.1	$146.5	$97.1
Term loans (Level 2)	—	—	—	—	99.5	100.0
Total	$146.8	$150.8	$146.7	$145.1	$246.0	$197.1
18. Loans, overdrafts and long-term debt

(in millions)	May 1, 2021	January 30, 2021	May 2, 2020
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.6	$147.6	$147.5
ABL revolving facility	—	—	1,090.0
FILO term loan facility	—	—	100.0
Other loans and bank overdrafts	—	—	22.2
Gross debt	$147.6	$147.6	$1,359.7
Less: Current portion of loans and overdrafts	—	—	(22.2)
Less: Unamortized debt issuance costs	(0.8)	(0.9)	(1.5)
Total long-term debt	$146.8	$146.7	$1,336.0

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
Unamortized debt issuance costs relating to the Senior Notes as of May 1, 2021 was $0.8 million (January 30, 2021 and May 2, 2020: $0.9 million and $1.0 million, respectively). The unamortized debt issuance costs are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to debt issuance costs of $0.1 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 weeks ended May 1, 2021 ($0.1 million for the 13 weeks ended May 2, 2020).
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
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL Revolving Facility and the FILO Term Loan Facility, as applicable, bear interest at the Company’s option at either eurocurrency rate plus the applicable margin or a base rate plus the applicable margin, in each case depending on the excess availability under the ABL Revolving Facility. The Company had stand-by letters of credit outstanding of $19.0 million on the ABL Revolving Facility as of May 1, 2021. The Company had available borrowing capacity of $1.2 billion on the ABL Revolving Facility as of May 1, 2021.
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
If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of May 1, 2021, the threshold related to the fixed coverage ratio was approximately $124 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
Debt issuance costs relating to the ABL Revolving Facility totaled $8.7 million. The remaining unamortized debt issuance costs are recorded within other assets in the condensed consolidated balance sheets. Amortization relating to the debt issuance costs of $0.5 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 weeks ended May 1, 2021 ($0.4 million for the 13 weeks ended May 2, 2020). Unamortized debt issuance costs related to the ABL Revolving Facility totaled $5.9 million as of May 1, 2021 (January 30, 2021 and May 2, 2020: $6.4 million and $7.7 million, respectively).
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

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
Warranty reserve, beginning of period	$37.3	$36.3
Warranty expense	0.7	3.2
Utilized (1)	(2.5)	(2.2)
Warranty reserve, end of period	$35.5	$37.3
(1)     Includes impact of foreign exchange translation.

(in millions)	May 1, 2021	January 30, 2021	May 2, 2020
Disclosed as:
Current liabilities	$10.2	$10.7	$11.0
Non-current liabilities	25.3	26.6	26.3
Total warranty reserve	$35.5	$37.3	$37.3
20. Share-based compensation
Signet recorded share-based compensation expense of $8.0 million for the 13 weeks ended May 1, 2021 related to the Omnibus Plan and Share Saving Plans ($1.4 million for the 13 weeks ended May 2, 2020).

21. Commitments and contingencies
Legal proceedings
Employment practices
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

On March 16, 2020, the Company, all of the other defendant parties to the Consolidated Action, and the lead plaintiff entered into a settlement agreement in the Consolidated Action. The settlement of $240 million provides for the dismissal of the Consolidated Action with prejudice. The settlement agreement also states that the Company and all the other defendants expressly deny any and all allegations of fault, liability, wrongdoing, or damages whatsoever, and that defendants are entering into the settlement solely to eliminate the uncertainty, burden, and expense of further protracted litigation. As a result of the settlement, the Company recorded a charge of $33.2 million during the fourth quarter of Fiscal 2020 in other operating income, net, which includes administration costs of $0.6 million and was recorded net of expected recoveries from the Company’s insurance carriers of $207.4 million. As of May 2, 2020, the liability related to settlement and administration fees was recorded in other current liabilities, and the expected insurance recoveries were recorded in other current assets in the condensed consolidated balance sheet. The settlement was fully funded in the second quarter of Fiscal 2021, and the Company contributed approximately $35 million of the $240 million settlement payment, net of insurance proceeds and including the impact of foreign currency. The Court granted final approval of the settlement on July 21, 2020.

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
22. Subsequent events
On May 17, 2021, the Company, through its subsidiary Sterling Jewelers Inc. (“Sterling”), entered into an Amended and Restated Credit Card Program Agreement (“Sterling Program Agreement”) with Comenity Bank (“Comenity Bank”), which amends and restates the Credit Card Program Agreement entered into by and between Sterling and Comenity on May 25, 2017. In addition, on May 17, 2021, the Company, through its subsidiary Zale Delaware, Inc., entered into an Amended and Restated Private Label Credit Card Program Agreement (“Zale Program Agreement” and together with the Sterling Program Agreement, each a “Program Agreement” and collectively the “Program Agreements”) with Comenity Capital Bank (“Comenity Capital” and together with Comenity Bank, “Comenity”), which amends and restates the Private Label Credit Card Program Agreement entered into by and among Zale, Zale Puerto Rico, Inc. and Comenity Capital on July 9, 2013. Each Program Agreement has an initial term from July 1, 2021 through December 31, 2025 and, unless terminated earlier by either party, automatically renews for successive two-year terms.
The Program Agreements provide for, among other things, that Comenity operate a primary source program to issue credit cards to all Sterling and Zale customers (including customers that would have been previously covered by the non-prime Investor agreements discussed in Note 11) to be serviced, maintained, administered, collected upon, and promoted in accordance with the terms therein (the "Primary Source Program"). Each Program Agreement includes a signing bonus, which may be repayable under certain conditions if such Program Agreement is terminated. The Program Agreements contain customary representations, warranties, and covenants. Upon expiration or termination by either party of a Program Agreement, Sterling or Zale, as applicable, retains the option to purchase, or arrange the purchase by a third party of, the program assets from Comenity on customary terms and conditions.
In addition to the Program Agreements, on May 17, 2021, the Company, through Sterling, entered into an Amended and Restated Program Agreement (the “Genesis Agreement”) with Genesis FS Card Services, Inc. (“Genesis”), which amends and restates the Program Agreement entered into by and between Sterling and Genesis on July 26, 2018. The Genesis Agreement has an initial term from July 1, 2021 through December 31, 2025 and, unless terminated earlier by either party, automatically renews for successive one-year periods.

Under the terms of the Genesis Agreement, Genesis will expand its role in originating, funding, administering and servicing a second look credit program to Sterling customers that are declined under Sterling's new Primary Source Program. Comenity and Genesis are longtime partners in the Company’s credit provider structure, and are currently integrated into the Company’s point of sale operations in-store and online.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis in this Item 2 is intended to provide the reader with information that will assist in understanding the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our condensed consolidated financial statements and notes to the condensed consolidated financial statements included in Item 1. This discussion contains forward-looking statements and information. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the “Forward-Looking Statements” below and elsewhere in this report, as well as in the “Risk Factors” section within Signet’s Fiscal 2021 Annual Report on Form 10-K filed with the SEC on March 19, 2021.
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for 13 weeks ended May 1, 2021 and the 13 weeks ended May 2, 2020.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management’s beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet’s results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words “expects,” “intends,” “anticipates,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” "preliminary," “forecast,” “objective,” “plan,” or “target,” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: the negative impacts that the COVID-19 pandemic has had, and continues to have, on Signet’s business, financial condition, profitability and cash flows; the effect of steps we take in response to the pandemic; the severity, duration and potential resurgence of the pandemic, including whether it is necessary to temporarily reclose our stores, distribution centers and corporate facilities or for our suppliers and vendors to temporarily reclose their facilities; the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain (specifically in India), consumer behaviors such as willingness to congregate in shopping centers and shifts in spending away from the jewelry category and the impact on demand of our products, our level of indebtedness and covenant compliance, availability of adequate capital, our ability to execute our business plans, our lease obligations and relationships with our landlords, and asset impairments; general economic or market conditions; financial market risks; our ability to optimize Signet's transformation strategies; a decline in consumer spending or deterioration in consumer financial position; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the relevant non-prime outsourcing agreement requiring transition to alternative arrangements through other providers or alternative payment options and our ability to successfully establish future arrangements for the forward-flow receivables; deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes, global economic conditions or other developments related to the United Kingdom’s exit from the European Union; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals; stakeholder reactions to disclosure regarding the source and use of certain minerals; seasonality of Signet’s business; the merchandising, pricing and inventory policies followed by Signet and failure to manage inventory levels; Signet’s relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize Signet's multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of Signet’s OmniChannel retailing and ability to increase digital sales; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize Signet’s real estate footprint; the ability to satisfy the accounting requirements for “hedge accounting,” or the default or insolvency of a counterparty to a hedging contract; the performance of and ability to recruit, train, motivate and retain qualified sales associates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to Signet’s information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and jurisdictions in which Signet’s subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; difficulty or delay in executing or integrating an acquisition, business combination, major business or strategic initiative; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions; or the impact of weather-related incidents, natural disasters, strikes, protests, riots or terrorism, acts of war or another public health crisis or disease outbreak, epidemic or pandemic on Signet’s business.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” and “Forward-Looking Statements” sections of Signet’s Fiscal 2021 Annual Report on Form 10-K filed with the SEC on March 19, 2021 and quarterly reports on Form 10-Q and the “Safe Harbor Statements” in current reports on Form 8-K filed with the SEC. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. The Company, with 2,833 stores and kiosks as of May 1, 2021, manages its business by geography, a description of which follows:
•The North America segment has 2,385 locations in the US and 97 locations in Canada as of May 1, 2021.
◦In the US, the segment primarily operates in malls and off-mall locations under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); JamesAllen.com; and Rocksbox. Additionally, in the US, the segment operates mall-based kiosks under the Piercing Pagoda banner.
◦In Canada, the segment primarily operates under the Peoples banner (Peoples Jewellers).
•The International segment has 351 stores in the UK, Republic of Ireland and Channel Islands as of May 1, 2021.
Certain Company activities are managed in the “Other” segment for financial reporting purposes, including the Company’s diamond sourcing function and its diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company’s reportable segments.
Impacts of COVID-19
In December 2019, a novel coronavirus (“COVID-19”) was identified in Wuhan, China. During Fiscal 2021, the Company experienced significant disruption to its business, specifically in its retail store operations through temporary closures during the first half of last year. By the end of the third quarter of Fiscal 2021, the Company had re-opened substantially all of its stores. However, during the fourth quarter of Fiscal 2021, both the UK and certain Canadian provinces re-established mandated temporary closure of non-essential businesses. The UK stores began to reopen in April 2021, while certain Canadian stores continue to be impacted by these government restrictions through the date of this report. The Company continues to actively monitor and manage the situation related to its store and support center operations at the local level focusing on the best interests of its employees, customers, suppliers and shareholders.
The COVID-19 pandemic significantly altered the retail climate and the Company has been navigating that change by accelerating its application of the key strategic initiatives developed over the past three years including the Company’s focus on becoming an OmniChannel leader, focusing on the needs of its customers, removing non-customer facing costs, and optimizing its real estate footprint. The Company continues to maintain its cost diligence efforts and the three-year net structural cost savings through the end of Fiscal 2021 related to the Company’s Path to Brilliance transformation plan were approximately $300 million.
During Fiscal 2021, the Company also took numerous actions to maximize its financial flexibility, bolster its cash position and reduce operating expenditures, both strategically and as temporary measures as a result of COVID-19. Refer to the Liquidity and Capital Resources section below for further information.

Outlook
Signet’s same store sales grew 106.5% during the first quarter of Fiscal 2022 compared to the comparable quarter of Fiscal 2021, reflecting a combination of traction from strategic initiatives as well as tailwinds from stimulus, tax refunds and consumer enthusiasm on the heels of vaccine rollouts. Higher conversion rates and transaction values, both online and in-store, also helped to drive overall sales performance during the first quarter of Fiscal 2022. During the remainder of Fiscal 2022, the Company will continue implementing its Inspiring Brilliance strategies, which are focused on sustainable, industry-leading growth. As described in the Purpose and Strategy section within Item 1 of Annual Report on Form 10-K for the year ended January 30, 2021 filed with the SEC on March 19, 2021, through its Inspiring Brilliance strategies, the Company will focus on leveraging its core strengths that it developed over the past three years with the goal of creating a broader mid-market and increasing Signet’s share of that larger market as the industry leader.
The full extent of the COVID-19 pandemic impacts on the Company’s business during the remainder of Fiscal 2022 or longer term, and whether the strong results in the first quarter of Fiscal 2022 will continue, especially toward the latter part of Fiscal 2022, remains unclear. As the vaccine rollout matures, the Company believes there will be a shift of consumer discretionary spending away from the jewelry category toward experience-oriented categories, the magnitude and timing of which is difficult to predict. As such, the Company is planning for increased marketing expenses to continue to fuel momentum from the first half of Fiscal 2022 as well as to proactively manage against shifts in consumer spending as the year progresses.
In addition, continued uncertainties exist that could impact the Company’s result of operations or cash flows in Fiscal 2022, such as potential resurgence of COVID-19 in key trade areas, extended duration of heightened unemployment, supply chain disruptions and macro or governmental influences on consumers’ ability to spend.
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

(in millions)	May 1, 2021	January 30, 2021	May 2, 2020
Cash and cash equivalents	$1,298.4	$1,172.5	$1,066.6
Less: Loans and overdrafts	—	—	(22.2)
Less: Long-term debt	(146.8)	(146.7)	(1,336.0)
Net cash (debt)	$1,151.6	$1,025.8	$(291.6)

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

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
Net cash provided by (used in) operating activities	$161.1	$(7.6)
Purchase of property, plant and equipment	(11.3)	(7.7)
Free cash flow	$149.8	$(15.3)
3.     Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA
EBITDA is a non-GAAP measure defined as earnings before interest and income taxes (operating income), depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. Adjusted EBITDA, as revised by the Company in Fiscal 2021, is a non-GAAP measure, defined as earnings before interest and income taxes, depreciation and amortization, share-based compensation expense, and certain non-GAAP accounting adjustments. Reviewed in conjunction with net income (loss) and operating income (loss), management believes that EBITDA and Adjusted EBITDA help in enhancing investors’ ability to evaluate and analyze trends regarding Signet’s business and performance based on its current operations. The revisions made in Fiscal 2021 and the Company’s overall methodology are further described in Item 7 of the Signet’s Fiscal 2021 Annual Report on Form 10-K. All periods below have been presented consistently with the revised calculation of Adjusted EBITDA, as defined above.

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
Net income (loss)	$138.4	$(197.1)
Income tax expense (benefit)	26.5	(109.5)
Other non-operating income, net	(0.1)	(0.1)
Interest expense, net	3.9	7.1
Depreciation and amortization	42.1	37.3
Amortization of unfavorable contracts	(1.4)	(1.4)
EBITDA	$209.4	$(263.7)
Share-based compensation	8.0	1.4
Other accounting adjustments
Restructuring charges - cost of sales	—	(0.4)
Restructuring charges	(0.7)	12.7
Asset impairments, net (1)	(0.2)	136.3
Rocksbox acquisition-related costs	1.1	—
Shareholder settlement	—	8.5
Adjusted EBITDA	$217.6	$(105.2)
(1) Includes asset impairments, net recorded due to the various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021.

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

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
Operating income (loss)	$168.7	$(299.6)
Restructuring charges - cost of sales	—	(0.4)
Restructuring charges	(0.7)	12.7
Asset impairments, net (1)	(0.2)	136.3
Rocksbox acquisition-related costs	1.1	—
Shareholder settlement	—	8.5
Non-GAAP operating income (loss)	$168.9	$(142.5)
(1) Includes asset impairments, net recorded due to the various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021.

RESULTS OF OPERATIONS
The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2021 Annual Report on Form 10-K.
Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
•Same store sales: Up 106.5%.
•Total sales: $1.69 billion, increased 98.2%.
•Operating income (loss): $168.7 million compared to $(299.6) million in the prior year.
•Diluted earnings (loss) per share: $2.23 compared to $(3.96) in the prior year.

	First Quarter
	Fiscal 2022		Fiscal 2021
(in millions)	$	% of sales	$	% of sales
Sales	$1,688.8	100.0%	$852.1	100.0%
Cost of sales	(1,010.4)	(59.8)	(648.3)	(76.1)
Restructuring charges - cost of sales	—	—	0.4	—
Gross margin	678.4	40.2	204.2	24.0
Selling, general and administrative expenses	(512.0)	(30.3)	(358.4)	(42.1)
Restructuring charges	0.7	—	(12.7)	(1.5)
Asset impairments, net	(1.5)	(0.1)	(136.3)	(16.0)
Other operating income, net	3.1	0.2	3.6	0.4
Operating income (loss)	168.7	10.0	(299.6)	(35.2)
Interest expense, net	(3.9)	(0.2)	(7.1)	(0.8)
Other non-operating income, net	0.1	—	0.1	—
Income (loss) before income taxes	164.9	9.8	(306.6)	(36.0)
Income tax benefit (expense)	(26.5)	(1.6)	109.5	12.9
Net income (loss)	$138.4	8.2%	$(197.1)	(23.1)%
Dividends on redeemable convertible preferred shares	(8.6)	nm	(8.2)	nm
Net income (loss) attributable to common shareholders	$129.8	7.7%	$(205.3)	(24.1)%
nm    Not meaningful.
First quarter sales
Signet's total sales increased 98.2% year over year to $1.69 billion in the 13 weeks ended May 1, 2021. Total sales at constant exchange rates increased 96.4%. Signet’s same store sales increased 106.5%, compared to a decrease of 38.9% in the prior year quarter. This growth reflects a combination of traction from strategic initiatives as well as jewelry market trends being currently strong, benefiting from stimulus and rollout of vaccines returning shoppers to the mall.
eCommerce sales in the first quarter of Fiscal 2022 were $346.3 million, up $181.6 million or 110.3%, compared to $164.7 million in the prior year quarter. eCommerce sales accounted for 20.5% of first quarter sales, up from 19.3% of total sales in the prior year first quarter. Brick and mortar same store sales increased 105.7% from prior year first quarter.
The increase in eCommerce sales reflects the accelerated enhancement of eCommerce capabilities and a digital first focus, related to the Connected Commerce strategies, that began in Fiscal 2021 and is resonating with customers. The brick and mortar sales increase was driven by a combination of factors including new product launches and expanded customization options during the first quarter of Fiscal 2022. In addition, sales in all channels were negatively impacted in the first quarter of Fiscal 2021 by the temporary closures of all stores in March 2020.

The breakdown of the sales performance by segment is set out in the table below:

	Change from previous year
First Quarter of Fiscal 2022	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	117.2%	(10.5)%	106.7%	0.4%	107.1%	$1,618.0
International segment	(12.2)%	(7.1)%	(19.3)%	7.7%	(11.6)%	$57.4
Other segment (1)	nm	nm	nm	nm	nm	$13.4
Signet	106.5%	(10.1)%	96.4%	1.8%	98.2%	$1,688.8
(1)     Includes sales from Signet’s diamond sourcing initiative.
nm Not meaningful.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First Quarter	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
North America segment	$418	$359	15.2%	(6.5)%	90.0%	(34.5)%
International segment (3)	£165	£150	5.8%	2.7%	(16.6)%	(41.2)%
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
North America sales
The North America segment’s total sales were $1.62 billion compared to $0.78 billion in the prior year, or an increase of 107.1%. Same store sales increased 117.2% compared to a decrease of 39.0% in the prior year. North America’s ATV and number of transactions increased 15.2% and 90.0%, respectively. Reflecting progress of the Company’s Path to Brilliance and the Inspiring Brilliance strategies, the Company is effectively differentiating its banners, with Kay and Zales delivering double digit revenue growth versus two years ago on a smaller store base. The Company is expanding both the top and bottom tiers of the market. Piercing Pagoda continued its substantial sales growth in the first quarter of Fiscal 2022, and Jared continued to grow as it appeals to customers through accessible luxury. The increase year over year also reflects the impact from the temporary closures of all North America stores beginning March 23, 2020 for the remainder of the first quarter of Fiscal 2021.
eCommerce sales increased 113.4%, while brick and mortar same store sales increased 118.4%.
International sales
The International segment’s total sales decreased 11.6% to $57.4 million compared to $64.9 million in the prior year and decreased 19.3% at constant exchange rates. Same store sales decreased 12.2% compared to a decrease of 37.5% in the prior year. In the International segment, the ATV increased 5.8% year over year, while the number of transactions decreased 16.6%. The declines noted reflect the impact of government-imposed temporary closures of all UK stores, as a result of COVID-19, beginning on January 5, 2021 through April 2021. In the prior year first quarter, all UK stores temporarily closed on March 24, 2020 for the remainder of the first quarter of Fiscal 2022.
Gross margin
In the first quarter of Fiscal 2022, gross margin was $678.4 million or 40.2% of sales compared to $204.2 million or 24.0% of sales in the prior year comparable period. The increase in gross margin rate for the first quarter of Fiscal 2022, compared to prior year quarter, was primarily driven by reduced clearance, sourcing savings and product mix, partially offset by lower margin mix between banners. Current year gross margin rate also benefited from the leveraging of fixed costs, such as occupancy costs.

Selling, general and administrative expenses (“SG&A”)
In the first quarter of Fiscal 2022, SG&A was $512.0 million or 30.3% of sales compared to $358.4 million or 42.1% of sales in prior year quarter. SG&A increased primarily due to sales returning to pre-pandemic levels which drove higher advertising costs and higher incentive compensation. In addition, staffing costs were overall higher in the current year quarter, as a substantial portion of the Company’s workforce was furloughed beginning in April 2020. This was partially offset by the benefits of permanent cost savings from the Company’s transformation activities, such as more efficient operating hours and corresponding labor, contributing to the improvement in the current year SG&A as a percentage of sales.
Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, called “Signet Path to Brilliance” (the “Plan”), to, among other objectives, reposition the Company to be a share gaining, OmniChannel jewelry category leader. The Plan was substantially completed as of the end of Fiscal 2021. Credits to restructuring expense of $0.7 million and restructuring expenses of $12.7 million were recognized in the 13 weeks ended May 1, 2021 and May 2, 2020, respectively, primarily related to store closures, severance costs, and professional fees for legal and consulting services related to the Plan. See Note 5 for additional information.
Asset impairments, net
During the first quarter of Fiscal 2022, the Company recorded net non-cash, pre-tax asset impairment charges of $1.5 million, primarily related to long-lived assets. For the 13 weeks ended May 2, 2020, the Company recorded non-cash, pre-tax asset impairment charges of $136.3 million. The charge related to the impairment of goodwill, intangible assets and long-lived assets of $10.7 million, $83.3 million and $42.3 million, respectively, for the quarter ended May 2, 2020. See Notes 13 and 15 for additional information on the asset impairments.
Other operating income, net
During the 13 weeks ended May 1, 2021, other operating income, net, was $3.1 million primarily driven by interest income on the Company’s non-prime credit card portfolio, and offset primarily by foreign exchange losses. For the 13 weeks ended May 2, 2020, other operating income, net was $3.6 million primarily driven by gains recognized as a result of the Company liquidating derivative financial instruments primarily related to forecasted commodity purchases that were deemed no longer effective in light of the economic impacts of the COVID-19 pandemic. These gains were offset by a charge related to the proposed settlement of previously disclosed shareholder litigation matters. See Note 16 and Note 21 for additional information on these matters.
Operating income (loss)
In the first quarter of Fiscal 2022, operating income (loss) was $168.7 million or 10.0% of sales, compared to $(299.6) million or (35.2)% of sales in the prior year first quarter. This increase reflects sales returning to pre-pandemic levels as well as permanent cost savings, driven by lower fixed occupancy costs, staff related costs and supply chain savings partially offset by higher incentive compensation and higher advertising costs. For the 13 weeks ended May 2, 2020 operating income reflects the impact of the temporary closure of all stores as a result of the COVID-19 pandemic as of March 24, 2020 through the end of such quarter, inclusive of impacts of lower sales and asset impairment charges, offset by lower staff costs and other variable costs.

Signet’s operating income (loss) by segment for the first quarter is as follows:

	Fiscal 2022		Fiscal 2021
(in millions)	$	% of segment sales	$	% of segment sales
North America segment (1)	$212.0	13.1%	$(234.2)	(30.0)%
International segment (2)	(19.7)	(34.3)%	(38.6)	(59.5)%
Other segment	(0.9)	nm	(0.3)	nm
Corporate and unallocated expenses (3)	(22.7)	nm	(26.5)	nm
Operating income (loss)	$168.7	10.0%	$(299.6)	(35.2)%
(1)    Operating income (loss) during the 13 weeks ended May 1, 2021 includes: $1.1 million of acquisition-related expenses in connection with the Rocksbox acquisition; $0.7 million of credits to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities; and $1.5 million of net asset impairments. See Note 5 and Note 13 for additional information.
Operating income (loss) during the 13 weeks ended May 2, 2020 includes a $0.4 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities, charges of $8.9 million primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities, and asset impairment charges of $117.9 million. See Note 5, Note 13, and Note 15 for additional information.
(2)    Operating income (loss) during the 13 weeks ended May 2, 2020 includes charges of $3.6 million primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities and asset impairment charges of $18.4 million. See Note 5, Note 13, and Note 15 for additional information.
(3)    Operating income (loss) during the 13 weeks ended May 2, 2020 includes a charge of $8.5 million related to the settlement of previously disclosed shareholder litigation matters and charges of $0.2 million primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities. See Note 5 and Note 21 for additional information.
nm    Not meaningful.

Interest expense, net
In the 13 weeks ended May 1, 2021, net interest expense was $3.9 million, compared to $7.1 million in the 13 weeks ended May 2, 2020. The decrease is primarily due to lower average borrowings compared to prior year quarter.
Income taxes
In the first quarter of Fiscal 2022, income tax expense was $26.5 million, an effective tax rate (“ETR”) of 16.1%, compared to the income tax benefit of $109.5 million, an ETR of 35.7% in the prior year comparable period. The ETR for the 13 weeks ended May 1, 2021 was lower than the US federal income tax rate primarily due to the favorable impact of foreign rate differences and benefits from its global reinsurance arrangements. The ETR for the 13 weeks ended May 2, 2020 was primarily impacted by the anticipated benefit of the CARES Act recognized in the first quarter of Fiscal 2021 offset by the unfavorable impact of the valuation allowance recorded against certain US and state deferred tax assets and the impairment of goodwill which was not deductible for tax purposes. Refer to Note 10 for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior unsecured asset-based revolving credit facility (the “ABL Revolving Facility”). As of May 1, 2021, the Company had approximately $1.3 billion of cash and cash equivalents and $147.6 million of outstanding debt, with $1.2 billion of availability under its ABL Revolving Facility.
The tenets of Signet’s capital strategy are: 1) investing in its business to drive growth in line with the Company’s overall business strategy; 2) ensuring adequate liquidity through a strong cash position and financial flexibility under its debt arrangements; and 3) returning excess cash to shareholders. Over time, Signet’s strategy is to reduce its adjusted leverage ratio (a non-GAAP measure as defined in Item 7 of the Signet’s Fiscal 2021 Annual Report on Form 10-K) to below 3.0x.
During the past three years under its Path-to-Brilliance transformation plan, the Company delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past three years laid the foundation for stronger than expected results and momentum beginning in the second half of Fiscal 2021, including prioritizing digital investments in both technology and talent, enhancing its new and modernized eCommerce platform and optimizing the OmniChannel shopping journey for its customers. The Company’s cash discipline has also led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well through continued inventory reduction efforts. In addition, structural cost reductions during the past three years of the Company’s transformation strategy generated annual costs savings of $300 million which are now embedded in the business.

As the Company transitions to the next phase of its strategy, Inspiring Brilliance, it will continue to focus on working capital efficiency, optimizing its real estate footprint, and prioritizing transformational productivity to drive future costs savings opportunities, all of which are expected to be used to fuel strategic investments, grow the business, and enhance liquidity.
The Company has declared the first quarter Fiscal 2022 preferred share dividend (payable during the second quarter of Fiscal 2022) payable in cash. Signet has also elected to reinstate the dividend program on the common shares beginning in the second quarter of Fiscal 2022.

The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL Revolving Facility will be sufficient to meet its ongoing business requirements for at least the 12 months following the date of this report, including funding working capital needs, projected investments in the business (including capital expenditures), debt service, and returns to shareholders through either dividends or the Company’s share repurchase program.
Primary sources and uses of operating cash flows
Operating activities provide the primary source of cash for the Company and are influenced by a number of factors, the most significant of which are operating income and changes in working capital items, such as:
•changes in the level of inventory as a result of sales and other strategic initiatives;
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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2022 and Fiscal 2021:

	13 weeks ended
(in millions)	May 1, 2021	May 2, 2020
Net cash provided by (used in) operating activities	$161.1	$(7.6)
Net cash used in investing activities	(24.8)	(6.4)
Net cash (used in) provided by financing activities	(13.7)	714.0
Increase in cash and cash equivalents	$122.6	$700.0

Cash and cash equivalents at beginning of period	$1,172.5	$374.5
Increase in cash and cash equivalents	122.6	700.0
Effect of exchange rate changes on cash and cash equivalents	3.3	(7.9)
Cash and cash equivalents at end of period	$1,298.4	$1,066.6
Operating activities
Net cash provided by operating activities was $161.1 million during the first quarter of Fiscal 2022 compared to net cash used in operating activities of $7.6 million in the prior year comparable period, primarily due to higher operating income in the current year versus the prior comparable period, in which the Company experienced closures to all of its stores beginning at the end of March 2020 and other business disruptions as a result of the impacts of the COVID-19 pandemic.
•Net income was $138.4 million compared to net loss of $197.1 million in the prior year period, an increase of $335.5 million.
•Deferred taxes was a source of $9.5 million in the current period, compared to a source of $83.3 million in the prior year period. Changes in current income taxes was a use of $8.4 million in the current period compared to a use of $192.7 million in the prior year. The change was primarily the result of the net operating loss carryback filed in the first quarter of Fiscal 2021 in accordance with the provisions of the CARES Act, offset by an increase in the valuation allowance related to certain deferred tax assets in the US. Refer to Note 10 for more details. The carryback was collected in the third quarter of Fiscal 2021.
•Non-cash impairment charges were $1.5 million compared to $136.3 million in the prior year period. See Note 13 for additional information regarding asset impairments.
•Cash provided by inventory was $19.3 million compared to cash used of $77.2 million in the prior year period. Inventory increased in the prior year due to the shut down of the stores in late March 2020 as a result of the COVID-19 pandemic.
•Cash used by accounts payable was $122.2 million compared to cash provided of $99.0 million in the prior year period, as the Company paid down a significant portion of its fourth quarter merchandise purchases from the Holiday Season. In the prior year first quarter, as a result of cash management initiatives implemented as a result of the COVID-19 pandemic, the Company began utilizing extended terms with its vendors.
•Cash provided by accrued expenses and other current liabilities was $18.0 million compared to cash used of $40.1 million in the prior year period, primarily related to higher accruals for incentive compensation.
•Cash used by changes in operating leases was $31.2 million in Fiscal 2022, compared to cash provided of $61.4 million in the prior year period, driven by the Company’s deferral of rent payments due beginning in April 2020, which were partially repaid during the first quarter of Fiscal 2022. See Note 14 for further information.
•Cash provided by deferred revenue was $34.4 million compared to cash used of $5.0 million in the prior year period, primarily due to increased warranty plan sales associated with the higher overall first quarter sales volume.

Forward-Flow Receivables Outsourcing Agreement with Investors
In conjunction with the sale of the majority of Signet’s non-prime in-house accounts receivable to CarVal and Castlelake (collectively, the “Investors”), beginning in June 2018, the Investors began purchasing the majority of forward flow receivables of Signet’s non-prime credit from Signet for a five-year term. During Fiscal 2021, the 2018 agreements pertaining to the purchase of forward flow receivables were terminated and new agreements were executed with both Investors which will remain effective until June 30, 2021, unless terminated earlier by either party pursuant to the terms of respective agreements. The new agreements provide that the Investors will continue to purchase add-on receivables created on existing customer accounts at a discount rate determined in accordance with the new agreements. Signet began retaining all forward flow non-prime receivables created for new customers in the second quarter of Fiscal 2021. The termination of the previous agreements had no effect on the receivables that were previously sold to the Investors prior to the termination, except that Signet agreed to extend the Investors’ payment obligation for the remaining 5% of the receivables previously purchased in June 2018 until the new agreements terminate. The Company’s agreement with the credit servicer Genesis Financial Solutions remains in place.
In January 2021, the Company reached additional agreements with the Investors to further amend the purchase agreements described above through June 30, 2021. CarVal continued to purchase add-on receivables for existing accounts and began to purchase 50% of new forward flow non-prime receivables. Genesis (becoming one of the “Investors”) began to purchase the remaining 50% of new forward flow non-prime receivables through June 30, 2021. Castlelake will continue to purchase add-on receivables for existing accounts through June 30, 2021. Signet continued to retain add-on receivables for its existing accounts but is no longer retaining new forward flow non-prime receivables.
In March 2021, the Company provided notice to the Investors of its intent not to extend the respective agreements with such Investors beyond the expiration date of June 30, 2021. Effective July 1, 2021 (the “New Program Start Date”), all new prime and non-prime account origination will occur in accordance with the amended and restated Comenity and Genesis agreements as further described in Note 11 and Note 22. The Company is currently in discussions with the Investors to extend the agreements related to the add-on purchases for their respective existing non-prime accounts that were originated prior to the New Program Start Date.
Investing activities
Net cash used in investing activities for the 13 weeks ended May 1, 2021 was $24.8 million compared to net cash used in investing activities of $6.4 million in the prior period. Cash used in Fiscal 2022 was primarily related to the acquisition of Rocksbox Inc. for $14.4 million (net of cash acquired) and capital expenditures of $11.3 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. The Company reduced planned capital expenditures in Fiscal 2021 due to uncertainty around COVID-19; however, it expects to spend between $175 million and $200 million in Fiscal 2022, focusing on technology, banner differentiation and innovation.

Stores opened and closed in the 13 weeks ended May 1, 2021:

Store count by segment	January 30, 2021	Openings	Closures	May 1, 2021
North America segment (1)	2,481	9	(8)	2,482
International segment (1)	352	—	(1)	351
Signet	2,833	9	(9)	2,833
(1)    The net change in selling square footage for Fiscal 2022 year to date for the North America and International segments was (0.2%) and (0.3%), respectively.
Financing activities
Net cash used in financing activities for the 13 weeks ended May 1, 2021 was $13.7 million, primarily due to activity related to the settlement of the Company’s share-based compensation awards.
Net cash provided by financing activities for the 13 weeks ended May 2, 2020 was $714.0 million, consisted primarily of net borrowings of $746.0 million partially offset by $27.1 million for dividend payments on common and preferred shares. See further information on debt movements below.
Movement in cash and indebtedness
Cash and cash equivalents at May 1, 2021 were $1.3 billion compared to $1.1 billion as of May 2, 2020. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
At May 1, 2021, Signet had $147.6 million of outstanding debt, consisted entirely of $147.6 million of Senior Notes.
At May 2, 2020, Signet had $1.4 billion of outstanding debt, consisted of $147.5 million of Senior Notes, $1.1 billion on the ABL Revolving Facility, $100.0 million on the FILO Term Loan Facility and $22.2 million of bank overdrafts. On March 19, 2020, as a prudent measure in response to the COVID-19 pandemic to increase the Company’s financial flexibility and bolster its cash position, the Company elected to access $900 million on the ABL Revolving Facility. Subsequently in Fiscal 2021, the Company fully repaid the $100 million FILO Term Loan Facility and the outstanding balance of the ABL Revolving Facility. Refer to Note 18 for further information regarding the Company’s indebtedness.
The Company had stand-by letters of credit outstanding of $19.0 million as of May 1, 2021 that reduces borrowing capacity under the ABL Revolving Facility.
Net cash was $1.2 billion as of May 1, 2021 compared to net debt of $291.6 million as of May 2, 2020. Refer to the non-GAAP measures discussed above for the definition of net cash (debt) and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of May 1, 2021, January 30, 2021 and May 2, 2020, the Company was in compliance with all debt covenants.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35%-40% of annual sales as well as accounts for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, leases, indefinite-lived intangible assets, depreciation and amortization of long-lived assets and accounting for business combinations. Management bases the estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the SEC on March 19, 2021.
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

	Summarized Balance Sheets
(in millions)	May 1, 2021	January 30, 2021
Total current assets	$3,687.0	$3,799.6
Total non-current assets	2,399.1	2,475.9
Total current liabilities	2,193.8	2,357.1
Total non-current liabilities	3,547.8	3,578.7
Redeemable preferred stock	650.9	642.3
Total due from Non-Guarantors (1)	307.1	395.9
Total due to Non-Guarantors (1)	1,673.7	1,695.0
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	13 weeks ended	Year Ended
(in millions)	May 1, 2021	January 30, 2021
Sales	$1,572.5	$4,894.8
Gross margin	662.0	1,681.7
Income (loss) before income taxes (2)	201.6	161.1
Net income (loss) (2)	176.6	240.1
(2)    Includes income from intercompany transactions with Non-Guarantors of $34.8 million for the 13 weeks ended May 1, 2021, and income of $231.2 million for the year ended January 30, 2021. Intercompany transactions primarily include intercompany dividends and interest.

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
Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
Signet’s market risk profile as of May 1, 2021 has not materially changed since January 30, 2021. The market risk profile as of January 30, 2021 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 19, 2021.
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
Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of May 1, 2021.

Changes in Internal Control over Financial Reporting
During the first quarter of Fiscal 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 21 of the Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 that was filed with the SEC on March 19, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the first quarter of Fiscal 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 31, 2021 to February 27, 2021	—	$—	—	$165,586,651
February 28, 2021 to March 27, 2021	—	$—	—	$165,586,651
March 28, 2021 to May 1, 2021	43,645	$63.31	—	$165,586,651
Total	43,645	$63.31	—	$165,586,651
(1)    Includes 43,645 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or of restricted share awards under share-based compensation programs. These shares are not repurchased in connection with any publicly announced share repurchase programs.
(2)    In June 2017, the Board of Directors authorized the repurchase of up to $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1*#	Amended and Restated Credit Card Program Agreement, by and among Sterling Jewelers Inc. and Comenity Bank, dated May 17, 2021.

10.2*#	Amended and Restated Private Label Credit Card Program Agreement, by and among Zale Delaware, Inc. and Comenity Capital Bank, dated May 17, 2021.

22.1*	List of Subsidiary Guarantors

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signet Jewelers Limited

Date:	June 10, 2021	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial and Strategy Officer (Principal Financial Officer)