Form 10-Q
period 2021-07-31
SIGNET JEWELERS LTD
filed 2021-09-02
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 31, 2021 or

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
Common Shares, $0.18 par value, 53,056,545 shares as of August 27, 2021

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020	Notes
Sales	$1,788.1	$888.0	$3,476.9	$1,740.1	3
Cost of sales	(1,070.5)	(663.9)	(2,080.9)	(1,312.2)
Restructuring charges - cost of sales	—	0.2	—	0.6	5
Gross margin	717.6	224.3	1,396.0	428.5
Selling, general and administrative expenses	(502.6)	(265.9)	(1,014.6)	(624.3)
Restructuring charges	0.9	(28.9)	1.6	(41.6)	5
Asset impairments, net	0.2	(20.3)	(1.3)	(156.6)	14
Other operating income, net	9.3	1.1	12.4	4.7
Operating income (loss)	225.4	(89.7)	394.1	(389.3)	4
Interest expense, net	(4.4)	(9.4)	(8.3)	(16.5)
Other non-operating income, net	0.1	0.2	0.2	0.3
Income (loss) before income taxes	221.1	(98.9)	386.0	(405.5)
Income taxes	3.5	17.2	(23.0)	126.7	10
Net income (loss)	$224.6	$(81.7)	$363.0	$(278.8)
Dividends on redeemable convertible preferred shares	(8.6)	(8.3)	(17.2)	(16.5)	7
Net income (loss) attributable to common shareholders	$216.0	$(90.0)	$345.8	$(295.3)

Earnings (loss) per common share:
Basic	$4.10	$(1.73)	$6.60	$(5.69)	8
Diluted	$3.60	$(1.73)	$5.84	$(5.69)	8
Weighted average common shares outstanding:
Basic	52.7	52.0	52.4	51.9	8
Diluted	62.4	52.0	62.2	51.9	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	July 31, 2021			August 1, 2020
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$224.6			$(81.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.7	—	0.7	18.4	—	18.4
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	0.1	—	0.1
Cash flow hedges:
Unrealized gain (loss)	(0.1)	—	(0.1)	—	—	—
Reclassification adjustment for losses (gains) to earnings	0.3	(0.1)	0.2	(0.9)	0.1	(0.8)
Pension plan:
Reclassification adjustment for amortization of actuarial losses (gains) to earnings	0.2	(0.1)	0.1	—	—	—
Reclassification adjustment for amortization of net prior service credits to earnings	0.1	—	0.1	0.1	—	0.1
Total other comprehensive income (loss)	$1.2	$(0.2)	$1.0	$17.7	$0.1	$17.8
Total comprehensive income (loss)			$225.6			$(63.9)

	26 weeks ended
	July 31, 2021			August 1, 2020
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$363.0			$(278.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	7.4	—	7.4	(8.3)	—	(8.3)
Available-for-sale securities:
Unrealized gain (loss)	(0.1)	—	(0.1)	0.4	—	0.4
Cash flow hedges:
Unrealized gain (loss)	(0.2)	—	(0.2)	0.2	0.0	0.2
Reclassification adjustment for losses (gains) to earnings	0.5	(0.1)	0.4	(11.6)	2.7	(8.9)
Pension plan:
Reclassification adjustment for amortization of actuarial losses (gains) to earnings	0.4	(0.1)	0.3	0.1	—	0.1
Reclassification adjustment for amortization of net prior service credits to earnings	0.1	—	0.1	0.3	—	0.3
Total other comprehensive income (loss)	$8.1	$(0.2)	$7.9	$(18.9)	$2.7	$(16.2)
Total comprehensive income (loss)			$370.9			$(295.0)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	July 31, 2021	January 30, 2021	August 1, 2020	Notes
Assets
Current assets:
Cash and cash equivalents	$1,573.8	$1,172.5	$1,204.0
Accounts receivable, net	13.9	88.7	31.5	12
Other current assets	175.0	236.6	182.9
Income taxes	54.9	51.7	251.3
Inventories	2,004.7	2,032.5	2,193.1	13
Total current assets	3,822.3	3,582.0	3,862.8
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,241.3, $1,198.1 and $1,119.3, respectively	533.2	605.5	645.8
Operating lease right-of-use assets	1,256.2	1,362.2	1,459.9	15
Goodwill	245.1	238.0	238.0	16
Intangible assets, net	189.7	179.0	179.0	16
Other assets	244.1	195.8	179.0
Deferred tax assets	21.3	16.4	13.6
Total assets	$6,311.9	$6,178.9	$6,578.1
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$0.4	$—	$4.6	19
Accounts payable	730.6	812.6	302.2
Accrued expenses and other current liabilities	463.9	494.1	442.0
Deferred revenue	297.9	288.7	330.9	3
Operating lease liabilities	322.1	377.3	391.0	15
Income taxes	25.6	26.0	28.7
Total current liabilities	1,840.5	1,998.7	1,499.4
Non-current liabilities:
Long-term debt	146.9	146.7	1,336.1	19
Operating lease liabilities	1,052.2	1,147.3	1,263.3	15
Other liabilities	123.2	111.1	108.9
Deferred revenue	809.4	783.3	699.3	3
Deferred tax liabilities	132.9	159.2	129.1
Total liabilities	4,105.1	4,346.3	5,036.1
Commitments and contingencies				22
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (January 30, 2021 and August 1, 2020: 0.625 shares outstanding)	651.3	642.3	625.6	6
Shareholders’ equity:
Common shares of $.18 par value: authorized 500 shares, 53.0 shares outstanding (January 30, 2021 and August 1, 2020: 52.3 outstanding)	12.6	12.6	12.6
Additional paid-in capital	266.8	258.8	250.8
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 17.0 shares (January 30, 2021 and August 1, 2020: 17.7 shares)	(951.0)	(980.2)	(981.1)
Retained earnings	2,509.3	2,189.2	1,943.7
Accumulated other comprehensive loss	(282.6)	(290.5)	(310.0)	9
Total shareholders’ equity	1,555.5	1,190.3	916.4
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,311.9	$6,178.9	$6,578.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(in millions)	July 31, 2021	August 1, 2020
Cash flows from operating activities
Net income (loss)	$363.0	$(278.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83.7	84.8
Amortization of unfavorable contracts	(2.4)	(2.7)
Share-based compensation	25.5	6.3
Deferred taxation	(33.2)	115.0
Asset impairments	1.3	156.6
Restructuring charges	—	11.5
Other non-cash movements	(0.9)	0.7
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	18.5	7.0
Proceeds from sale of in-house finance receivables	81.3	—
Decrease in other assets and other receivables	29.7	244.0
Decrease in inventories	33.9	135.3
Increase (decrease) in accounts payable	(95.6)	65.5
Decrease in accrued expenses and other liabilities	(29.6)	(241.1)
Change in operating lease assets and liabilities	(44.7)	64.2
Increase in deferred revenue	34.2	32.9
Changes in income tax receivable and payable	(3.8)	(243.0)
Pension plan contributions	(2.4)	(2.1)
Net cash provided by operating activities	458.5	156.1
Investing activities
Purchase of property, plant and equipment	(32.2)	(23.6)
Purchase of available-for-sale securities	(1.0)	—
Proceeds from sale of available-for-sale securities	2.9	3.1
Acquisition of Rocksbox Inc., net of cash acquired	(14.4)	—
Net cash used in investing activities	(44.7)	(20.5)
Financing activities
Dividends paid on common shares	—	(19.3)
Dividends paid on redeemable convertible preferred shares	(8.2)	(7.8)
Proceeds from revolving credit facilities	—	900.0
Repayments of revolving credit facilities	—	(80.0)
Payment of debt issuance costs	(3.6)	—
Increase (decrease) of bank overdrafts	0.4	(86.8)
Other financing activities	(4.5)	(9.8)
Net cash (used in) provided by financing activities	(15.9)	696.3
Cash and cash equivalents at beginning of period	1,172.5	374.5
Increase in cash and cash equivalents	397.9	831.9
Effect of exchange rate changes on cash and cash equivalents	3.4	(2.4)
Cash and cash equivalents at end of period	$1,573.8	$1,204.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 30, 2021	$12.6	$258.8	$0.4	$(980.2)	$2,189.2	$(290.5)	$1,190.3
Net income	—	—	—	—	138.4	—	138.4
Other comprehensive income	—	—	—	—	—	6.9	6.9
Dividends declared:
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Net settlement of equity-based awards	—	(14.6)	—	15.0	(14.8)	—	(14.4)
Share-based compensation expense	—	8.0	—	—	—	—	8.0
Balance at May 1, 2021	$12.6	$252.2	$0.4	$(965.2)	$2,304.2	$(283.6)	$1,320.6
Net income	—	—	—	—	224.6	—	224.6
Other comprehensive income	—	—	—	—	—	1.0	1.0
Dividends declared:
Common shares, $0.18/share	—	—	—	—	(9.5)	—	(9.5)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Net settlement of equity based awards	—	(2.9)	—	14.2	(1.4)	—	9.9
Share-based compensation expense	—	17.5	—	—	—	—	17.5
Balance at July 31, 2021	$12.6	$266.8	$0.4	$(951.0)	$2,509.3	$(282.6)	$1,555.5

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2020	$12.6	$245.4	$0.4	$(984.9)	$2,242.9	$(293.8)	$1,222.6
Net loss	—	—	—	—	(197.1)	—	(197.1)
Other comprehensive loss	—	—	—	—	—	(34.0)	(34.0)
Dividends declared:
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity-based awards	—	(0.4)	—	(0.3)	(0.2)	—	(0.9)
Share-based compensation expense	—	1.4	—	—	—	—	1.4
Balance at May 2, 2020	$12.6	$246.4	$0.4	$(985.2)	$2,037.4	$(327.8)	$983.8
Net loss	—	—	—	—	(81.7)	—	(81.7)
Other comprehensive income	—	—	—	—	—	17.8	17.8
Dividends declared:
Preferred shares, $12.66/share	—	—	—	—	(8.3)	—	(8.3)
Net settlement of equity based awards	—	(0.5)	—	4.1	(3.7)	—	(0.1)
Share-based compensation expense	—	4.9	—	—	—	—	4.9
Balance at August 1, 2020	$12.6	$250.8	$0.4	$(981.1)	$1,943.7	$(310.0)	$916.4
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
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as accounts for a substantial portion of the annual operating profit. However, in Fiscal 2022, Signet has experienced shifts in discretionary spending and consumer behavior that may cause the fourth quarter to account for a lower percentage of annual sales and profits. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
Risks and Uncertainties - COVID-19
In December 2019, a novel coronavirus (“COVID-19”) was identified in Wuhan, China. During Fiscal 2021, the Company experienced significant disruption to its business, specifically in its retail store operations through temporary closures during the first half of the year. By the end of the third quarter of Fiscal 2021, the Company had re-opened substantially all of its stores. However, during the fourth quarter of Fiscal 2021, both the UK and certain Canadian provinces re-established mandated temporary closure of non-essential businesses. The UK stores began to reopen in April 2021, while the Canadian stores began reopening in the second quarter of Fiscal 2022.
The full extent and duration of the impact of COVID-19 on the Company’s operations and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and possible resurgence of the COVID-19 pandemic (including through variants), the success of the vaccine rollout globally, its impact on the Company’s global supply chain, and the uncertainty of customer behavior and potential shifts in discretionary spending as the economy continues to reopen in the second half of the year. The Company will continue to evaluate the impact of the COVID-19 pandemic on its business, results of operations and cash flows throughout Fiscal 2022, including the potential impacts on various estimates and assumptions inherent in the preparation of the condensed consolidated financial statements.
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
Use of estimates
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and as a result of the above noted risks associated with COVID-19, it is reasonably possible that those estimates will change in the near term and the effect could be material. Estimates and assumptions are primarily made in relation to the valuation of inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, leases, asset impairments for goodwill, indefinite-lived intangible and long-lived assets and the depreciation and amortization of long-lived assets.
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2022 and Fiscal 2021 refer to the 52 week periods ending January 29, 2022 and ended January 30, 2021, respectively. Within these condensed consolidated financial statements, the second quarter of the relevant fiscal years 2022 and 2021 refer to the 13 weeks ended July 31, 2021 and August 1, 2020, respectively.

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
Acquisition of Rocksbox
On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business, for cash consideration of $14.4 million, net of cash acquired. The acquisition was driven by Signet's "Inspiring Brilliance" strategy and its initiatives to accelerate growth in its services offerings. Based on a preliminary purchase price allocation, net assets acquired primarily consist of goodwill and intangible assets (see Note 16 for details). In connection with closing the acquisition, the Company incurred approximately $1.1 million of acquisition-related costs for professional services in the 13 weeks ended May 1, 2021, which were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.
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

3. Revenue recognition
The following tables provide the Company’s revenue, disaggregated by banner, major product and channel, for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020:

	13 weeks ended July 31, 2021				13 weeks ended August 1, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$673.7	$—	$—	$673.7	$325.0	$—	$—	$325.0
Zales	367.3	—	—	367.3	185.1	—	—	185.1
Jared	311.9	—	—	311.9	168.5	—	—	168.5
Piercing Pagoda	138.7	—	—	138.7	59.3	—	—	59.3
James Allen	108.8	—	—	108.8	64.3	—	—	64.3
Peoples	41.4	—	—	41.4	20.8	—	—	20.8
International segment banners	—	130.7	—	130.7	—	61.0	—	61.0
Other (1)	3.9	—	11.7	15.6	—	—	4.0	4.0
Total sales	$1,645.7	$130.7	$11.7	$1,788.1	$823.0	$61.0	$4.0	$888.0

	26 weeks ended July 31, 2021				26 weeks ended August 1, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$1,350.4	$—	$—	$1,350.4	$658.5	$—	$—	$658.5
Zales	738.1	—	—	738.1	367.4	—	—	367.4
Jared	596.0	—	—	596.0	313.9	—	—	313.9
Piercing Pagoda	287.6	—	—	287.6	110.7	—	—	110.7
James Allen	210.3	—	—	210.3	108.1	—	—	108.1
Peoples	76.0	—	—	76.0	45.5	—	—	45.5
International segment banners	—	188.1	—	188.1	—	125.9	—	125.9
Other (1)	5.3	—	25.1	30.4	—	—	10.1	10.1
Total sales	$3,263.7	$188.1	$25.1	$3,476.9	$1,604.1	$125.9	$10.1	$1,740.1
(1) Includes sales from Signet’s diamond sourcing initiative and Rocksbox.

	13 weeks ended July 31, 2021				13 weeks ended August 1, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$696.9	$60.7	$—	$757.6	$417.1	$28.8	$—	$445.9
Fashion	680.7	20.7	—	701.4	294.5	12.7	—	307.2
Watches	58.6	41.0	—	99.6	23.7	22.4	—	46.1
Other (1)	209.5	8.3	11.7	229.5	87.7	(2.9)	4.0	88.8
Total sales	$1,645.7	$130.7	$11.7	$1,788.1	$823.0	$61.0	$4.0	$888.0

	26 weeks ended July 31, 2021				26 weeks ended August 1, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$1,423.6	$89.5	$—	$1,513.1	$731.2	$56.9	$—	$788.1
Fashion	1,342.1	30.4	—	1,372.5	592.4	25.3	—	617.7
Watches	105.5	58.2	—	163.7	48.3	39.9	—	88.2
Other (1)	392.5	10.0	25.1	427.6	232.2	3.8	10.1	246.1
Total sales	$3,263.7	$188.1	$25.1	$3,476.9	$1,604.1	$125.9	$10.1	$1,740.1
(1)     Other revenue primarily includes gift, beads and other miscellaneous jewelry sales, repairs, subscriptions, service plan and other miscellaneous non-jewelry sales.

	13 weeks ended July 31, 2021				13 weeks ended August 1, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,333.3	$106.9	$—	$1,440.2	$574.6	$39.3	$—	$613.9
E-commerce	312.4	23.8	—	336.2	248.4	21.7	—	270.1
Other	—	—	11.7	11.7	—	—	4.0	4.0
Total sales	$1,645.7	$130.7	$11.7	$1,788.1	$823.0	$61.0	$4.0	$888.0

	26 weeks ended July 31, 2021				26 weeks ended August 1, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$2,632.9	$136.4	$—	$2,769.3	$1,206.5	$88.7	$—	$1,295.2
E-commerce	630.8	51.7	—	682.5	397.6	37.2	—	434.8
Other	—	—	25.1	25.1	—	—	10.1	10.1
Total sales	$3,263.7	$188.1	$25.1	$3,476.9	$1,604.1	$125.9	$10.1	$1,740.1

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

Deferred selling costs
Unamortized deferred selling costs as of July 31, 2021, January 30, 2021 and August 1, 2020 were as follows:

(in millions)	July 31, 2021	January 30, 2021	August 1, 2020
Other current assets	$25.4	$26.2	$30.2
Other assets	87.1	85.1	76.4
Total deferred selling costs	$112.5	$111.3	$106.6
Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $7.1 million and $17.0 million during the 13 and 26 weeks ended July 31, 2021, respectively, and $3.3 million and $7.6 million during the 13 and 26 weeks ended August 1, 2020, respectively.
Deferred revenue
Deferred revenue consists of the following:

(in millions)	July 31, 2021	January 30, 2021	August 1, 2020
ESP deferred revenue	$1,063.8	$1,028.9	$990.5
Other deferred revenue (1)	43.5	43.1	39.7
Total deferred revenue	$1,107.3	$1,072.0	$1,030.2

Disclosed as:
Current liabilities	$297.9	$288.7	$330.9
Non-current liabilities	809.4	783.3	699.3
Total deferred revenue	$1,107.3	$1,072.0	$1,030.2
(1) Other deferred revenue includes primarily revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended		26 weeks ended
(in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
ESP deferred revenue, beginning of period	$1,049.4	$961.0	$1,028.9	$960.0
Plans sold (1)	118.6	55.7	242.7	109.4
Revenue recognized (2)	(104.2)	(26.2)	(207.8)	(78.9)
ESP deferred revenue, end of period	$1,063.8	$990.5	$1,063.8	$990.5
(1)    Includes impact of foreign exchange translation.
(2)    The Company recognized sales of $63.9 million and $136.5 million during the 13 and 26 weeks ended July 31, 2021, respectively, and $9.7 million and $54.2 million during the 13 and 26 weeks ended August 1, 2020, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP. In Fiscal 2021, no ESP revenue was recognized beginning on March 23, 2020 due to the temporary closure of the Company’s stores and service centers as a result of COVID-19. As the Company began reopening stores and service centers during the second quarter of Fiscal 2021, the Company resumed recognizing service revenue as it fulfilled its performance obligations under the ESP.
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
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Jewelers Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared The Galleria Of Jewelry and Jared Vault), James Allen, Rocksbox and Piercing Pagoda, which operates primarily through mall-based kiosks. Its Canadian stores operate as the Peoples Jewellers store banner.

The International reportable segment operates stores in the UK, Republic of Ireland and Channel Islands. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.
The Other reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended		26 weeks ended
(in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Sales:
North America segment	$1,645.7	$823.0	$3,263.7	$1,604.1
International segment	130.7	61.0	188.1	125.9
Other segment	11.7	4.0	25.1	10.1
Total sales	$1,788.1	$888.0	$3,476.9	$1,740.1

Operating income (loss):
North America segment (1)	$237.3	$(57.0)	$449.3	$(291.2)
International segment (2)	15.5	(15.6)	(4.2)	(54.2)
Other segment	(0.1)	(0.2)	(1.0)	(0.5)
Corporate and unallocated expenses (3)	(27.3)	(16.9)	(50.0)	(43.4)
Total operating income (loss)	225.4	(89.7)	394.1	(389.3)
Interest expense, net	(4.4)	(9.4)	(8.3)	(16.5)
Other non-operating income, net	0.1	0.2	0.2	0.3
Income (loss) before income taxes	$221.1	$(98.9)	$386.0	$(405.5)

(1)    Operating income (loss) during the 13 and 26 weeks ended July 31, 2021 includes: $0.0 million and $1.1 million, respectively, of acquisition-related expenses in connection with the Rocksbox acquisition; $1.4 million of gains associated with the sale of customer in-house finance receivables; $(0.3) million and $(1.0) million, respectively, to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities; and $(0.2) million and $1.3 million, respectively, of net asset impairments. See Note 1, Note 5, Note 11, and Note 14 for additional information.
Operating income (loss) during the 13 and 26 weeks ended August 1, 2020 includes: a $0.2 million and $0.6 million benefit, respectively, recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities; charges of $27.7 million and $36.6 million, respectively, primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities; and asset impairment charges of $17.5 million and $135.4 million, respectively. See Note 5, Note 14, and Note 16 for additional information.
(2)    Operating income (loss) during the 13 and 26 weeks ended August 1, 2020 includes: charges of $1.0 million and $4.6 million, respectively, related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities; and asset impairment charges of $2.8 million and $21.2 million, respectively. See Note 5, Note 14, and Note 16 for additional information.
(3)    Operating income (loss) during the 13 and 26 weeks ended July 31, 2021 includes $(0.6) million restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities. See Note 5 for additional information.
Operating income (loss) during the 13 and 26 weeks ended August 1, 2020 includes: $(1.0) million and $7.5 million, respectively, related to the settlement of previously disclosed shareholder litigation matters, inclusive of expected insurance proceeds; and charges of $0.2 million and $0.4 million, respectively, primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities. See Note 5 and Note 22 for additional information.
5. Restructuring plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share-gaining, OmniChannel jewelry category leader. Restructuring activities related to the Plan were substantially completed in Fiscal 2021. The Company recorded credits to restructuring expense of $0.9 million and $1.6 million, during the 13 and 26 weeks ended July 31, 2021, respectively, primarily related to adjustments to previously recognized Plan liabilities.

Restructuring charges and other Plan-related costs are classified in the condensed consolidated statements of operations as follows:

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Inventory charges	Restructuring charges - cost of sales	$—	$(0.2)	$—	$(0.6)
Other Plan related expenses	Restructuring charges	(0.9)	28.9	(1.6)	41.6
Total Signet Path to Brilliance Plan expenses		$(0.9)	$28.7	$(1.6)	$41.0

The composition of the restructuring charges the Company incurred during the 13 and 26 weeks ended July 31, 2021, as well as the cumulative amount incurred under the Plan through July 31, 2021, were as follows:

	13 weeks ended	26 weeks ended	Cumulative amount
(in millions)	July 31, 2021	July 31, 2021	July 31, 2021
Inventory charges	$—	$—	$72.8
Termination benefits	(0.4)	(1.1)	48.8
Store closure and other costs	(0.5)	(0.5)	129.4
Total Signet Path to Brilliance Plan expenses	$(0.9)	$(1.6)	$251.0
Plan liabilities of $5.0 million were recorded within accrued expenses and other current liabilities and Plan liabilities of $2.2 million were recorded within other liabilities in the condensed consolidated balance sheet as of July 31, 2021. The remaining Plan liabilities consist primarily of store closure liabilities and professional fees. The following table summarizes the activity related to the Plan liabilities for Fiscal 2022:

(in millions)	Termination benefits	Store closure and other costs	Consolidated
Balance at January 30, 2021	$2.1	$8.1	$10.2
Payments and other adjustments	(0.9)	(0.5)	(1.4)
Charged (credited) to expense	(1.1)	(0.5)	(1.6)
Balance at July 31, 2021	$0.1	$7.1	$7.2
6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Redeemable Convertible Preference Shares (“Preferred Shares”) to certain affiliates of Leonard Green & Partners, L.P., for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears either in cash or by increasing the stated value of the Preferred Shares. The Company declared the Preferred Share dividend during the fourth quarter of Fiscal 2021 payable “in-kind” by increasing the Stated Value of the Preferred Shares. The Stated Value of the Preferred Shares increased by $12.97 per share during the first quarter of Fiscal 2022 when this dividend was paid, all of which will become payable upon liquidation of the Preferred Shares. The Company has declared the first and second quarter Fiscal 2022 Preferred Share dividend payable in cash. Refer to Note 7 for additional discussion of the Company’s dividends on Preferred Shares.

(in millions, except conversion rate and conversion price)	July 31, 2021	January 30, 2021	August 1, 2020
Conversion rate	12.2297	12.2297	12.2297
Conversion price	$81.7682	$81.7682	$81.7682
Potential impact of preferred shares if-converted to common shares	8.0	7.9	7.7
Liquidation preference (1)	$673.2	$656.8	$640.7
(1) Includes the stated value of the Preferred Shares plus any declared but unpaid dividends
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the Preferred Shares carrying value and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $8.1 million as of July 31, 2021 (January 30, 2021 and August 1, 2020: $7.3 million and $6.5 million, respectively).
Accretion of $0.4 million and $0.8 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 and 26 weeks ended July 31, 2021 ($0.4 million and $0.8 million for the 13 and 26 weeks ended August 1, 2020).
7. Shareholders’ equity
Dividends on Common Shares
As a result of COVID-19, Signet’s Board of Directors (the “Board”) elected to temporarily suspend the dividend program on common shares, effective in the first quarter of Fiscal 2021. The Board has elected to reinstate the dividend program on common shares beginning in second quarter of Fiscal 2022. Dividends declared on the common shares during the 26 weeks ended July 31, 2021 and August 1, 2020 were as follows:

	Fiscal 2022		Fiscal 2021
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$—	$—	$—	$—
Second quarter (1)	0.18	9.5	—	—
Total	$0.18	$9.5	$—	$—
(1) Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of July 31, 2021, $9.5 million was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet reflecting the cash dividends on common shares declared for the second quarter of Fiscal 2022.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 26 weeks ended July 31, 2021 and August 1, 2020 were as follows:

	Fiscal 2022		Fiscal 2021
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$13.14	$8.2	$12.50	$7.8
Second quarter (1)	13.14	8.2	12.66	7.9
Total	$26.28	$16.4	$25.16	$15.7
(1)    Signet’s Preferred Shares dividends result in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of July 31, 2021 and August 1, 2020, $8.2 million and $7.9 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the dividends on the Preferred Shares declared for the second quarter of Fiscal 2022 and Fiscal 2021, respectively.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net income (loss) attributable to common shareholders during the 13 and 26 weeks ended July 31, 2021 or August 1, 2020. See Note 6 for additional discussion of the Company’s Preferred Shares.
Share repurchases
There were no share repurchases executed during the 26 weeks ended July 31, 2021 or August 1, 2020. The 2017 Program had $165.6 million remaining as of July 31, 2021. On August 23, 2021, the Board authorized a reinstatement of repurchases under the 2017 Program, as well as an increase in the remaining amount of shares authorized for repurchase under the 2017 Program, from $165.6 million to $225 million.
8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Numerator:
Net income (loss) attributable to common shareholders	$216.0	$(90.0)	$345.8	$(295.3)
Denominator:
Weighted average common shares outstanding	52.7	52.0	52.4	51.9
EPS – basic	$4.10	$(1.73)	$6.60	$(5.69)

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
The computation of diluted EPS is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Numerator:
Net income (loss) attributable to common shareholders	$216.0	$(90.0)	$345.8	$(295.3)
Add: Dividends on Preferred Shares	8.6	—	17.2	—
Numerator for diluted EPS	$224.6	$(90.0)	$363.0	$(295.3)
Denominator:
Basic weighted average common shares outstanding	52.7	52.0	52.4	51.9
Plus: Dilutive effect of share awards	1.7	—	1.8	—
Plus: Dilutive effect of Preferred Shares	8.0	—	8.0	—
Diluted weighted average common shares outstanding	62.4	52.0	62.2	51.9
EPS – diluted	$3.60	$(1.73)	$5.84	$(5.69)
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive:

	13 weeks ended		26 weeks ended
(in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Share awards	—	1.7	—	1.4
Potential impact of Preferred Shares	—	7.7	—	7.7
Total anti-dilutive shares	—	9.4	—	9.1
9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive income (loss)
Balance at January 30, 2021	$(238.9)	$0.5	$(0.9)	$(47.2)	$(4.0)	$(290.5)
Other comprehensive income (loss) (“OCI”) before reclassifications	7.4	(0.1)	(0.2)	—	—	7.1
Amounts reclassified from AOCI to net income	—	—	0.4	0.3	0.1	0.8
Net current period OCI	7.4	(0.1)	0.2	0.3	0.1	7.9
Balance at July 31, 2021	$(231.5)	$0.4	$(0.7)	$(46.9)	$(3.9)	$(282.6)

The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		26 weeks ended
(in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$0.2	$—	$0.3	$—	Cost of sales (see Note 17)
Commodity contracts	0.1	(0.9)	0.2	(1.7)	Cost of sales (see Note 17)
Total before income tax	0.3	(0.9)	0.5	(1.7)
Losses (gains) on de-designating cash flow hedges:
Foreign currency contracts	—	—	—	(0.6)	Other operating income, net (see Note 17)
Commodity contracts	—	—	—	(9.3)	Other operating income, net (see Note 17)
Total before income tax	—	—	—	(9.9)
Income taxes	(0.1)	0.1	(0.1)	2.7
Net of tax	0.2	(0.8)	0.4	(8.9)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.2	—	0.4	0.1	Other non-operating income, net
Amortization of unrecognized net prior service credits	0.1	0.1	0.1	0.3	Other non-operating income, net
Total before income tax	0.3	0.1	0.5	0.4
Income taxes	(0.1)	—	(0.1)	—
Net of tax	0.2	0.1	0.4	0.4

Total reclassifications, net of tax	$0.4	$(0.7)	$0.8	$(8.5)
10. Income taxes

	26 weeks ended
	July 31, 2021	August 1, 2020
Estimated annual effective tax rate before discrete items	21.4%	22.3%
Discrete items recognized	(15.5)%	8.9%
Effective tax rate recognized in statements of operations	5.9%	31.2%
During the 26 weeks ended July 31, 2021, the Company’s effective tax rate was lower than the US federal income tax rate primarily due to the reversal of the valuation allowance recorded against certain state deferred tax assets. In the first quarter of Fiscal 2021, the Company recorded a valuation allowance on certain state deferred tax assets based primarily on its three-year cumulative loss position. During the second quarter of Fiscal 2022, the Company evaluated evidence to consider the reversal of the valuation allowance on its state net deferred tax assets and determined that there was sufficient positive evidence to conclude that it is more likely than not its state deferred tax assets are realizable. In determining the likelihood of future realization of the state deferred tax assets, the Company considered both positive and negative evidence. As a result, the Company believed that the weight of the positive evidence, including the cumulative income position in the three most recent years as of July 31, 2021 and forecasts for a sustained level of future taxable income, was sufficient to overcome the weight of the negative evidence, and thus recorded a $49.8 million tax benefit to release the valuation allowance against the Company's state deferred tax assets in the second quarter of Fiscal 2022. The Company’s effective tax rate for the same period during the prior year was higher than the US federal income tax rate primarily due to the benefits from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) recognized as a discrete item during the first quarter of Fiscal 2021, partially offset by the unfavorable impact of a valuation allowance recorded against certain US and state deferred tax assets and the impairment of goodwill which was not deductible for tax purposes.

The CARES Act provided a technical correction to the Tax Cuts and Jobs Act (“TCJA”) allowing fiscal year tax filers with federal net operating losses arising in the 2017/2018 tax year to be carried back two years to tax years that had higher enacted tax rates resulting in a tax benefit of $67.5 million recognized as a discrete item during the first quarter of Fiscal 2021. The CARES Act also provided for net operating losses incurred in Fiscal 2021 to be carried back five years to tax years with higher enacted tax rates resulting in an anticipated tax benefit as of the first quarter of Fiscal 2021 of $48.5 million. In addition, as discussed above, the Company recorded a valuation allowance of $56.7 million against certain deferred tax assets during the first quarter of Fiscal 2021. The estimated annual effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
As of July 31, 2021, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of January 30, 2021.
11. Credit transactions
Credit card outsourcing programs
As previously disclosed, the Company has entered into various agreements with Comenity Bank, through its subsidiaries Sterling Jewelers Inc. (“Sterling”) and Zale Delaware, Inc. (“Zale”), to outsource its private label credit card programs. Prior to the amendments described below, under these agreements, Comenity Bank provided credit services to all prime credit customers for the Sterling banners, and to all credit card customers for the Zale banners. In May 2021, both the Sterling and Zale agreements with Comenity Bank were amended and restated as further described below.
The non-prime portion of the Sterling credit card portfolio was outsourced to CarVal Investors (“CarVal”) and the appointed minority party, Castlelake, L.P. (“Castlelake” and collectively with CarVal, the “Investors”). Under the agreement with the Investors, Signet remains the issuer of non-prime credit with investment funds managed by the Investors purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Signet holds the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counterparty in accordance with the agreements. Various amended and restated agreements have been entered into with the Investors as described below.
Fiscal 2021 non-prime agreements with the Investors
During Fiscal 2021, the 2018 agreements pertaining to the purchase of forward flow receivables were terminated and new agreements were executed with the Investors which were effective until June 30, 2021. Those new agreements provided that the Investors will continue to purchase add-on non-prime receivables created on existing customer accounts at a discount rate determined in accordance with the new agreements. As a result of the above agreements, Signet began retaining all forward flow non-prime receivables created for new customers beginning in the second quarter of Fiscal 2021. The termination of the previous agreements had no effect on the receivables that were previously sold to the Investors prior to the termination, except that Signet agreed to extend the Investors’ payment obligation for the remaining 5% of the receivables previously purchased in June 2018 until the new agreements terminate. The Company’s agreement with the credit servicer Genesis Financial Solutions (“Genesis”) remained in place.
In January 2021, the Company reached additional agreements with the Investors to further amend the purchase agreements described above through June 30, 2021. CarVal continued to purchase add-on receivables for existing accounts and began to purchase 50% of new forward flow non-prime receivables. Genesis (becoming one of the “Investors”) began to purchase the remaining 50% of new forward flow non-prime receivables through June 30, 2021. Castlelake continued to purchase add-on receivables for existing accounts through June 30, 2021. Signet continued to retain add-on receivables for its existing accounts but no longer retained new forward flow non-prime receivables.
Fiscal 2022 amended and restated agreements
On May 17, 2021, Sterling entered into an Amended and Restated Credit Card Program Agreement (“Sterling Program Agreement”) with Comenity Bank, which amends and restates the Credit Card Program Agreement entered into by and between Sterling and Comenity Bank on May 25, 2017. In addition, on May 17, 2021, the Company, through Zale, entered into an Amended and Restated Private Label Credit Card Program Agreement (“Zale Program Agreement” and together with the Sterling Program Agreement, each a “Program Agreement” and collectively the “Program Agreements”) with Comenity Capital Bank (“Comenity Capital” and together with Comenity Bank, “Comenity”), which amends and restates the Private Label Credit Card Program Agreement entered into by Zale and Comenity Capital on July 9, 2013.
Each Program Agreement has an initial term from July 1, 2021 through December 31, 2025 and, unless terminated earlier by either party, automatically renews for successive two-year terms. The Program Agreements provide for, among other things, that Comenity operate a primary source program to issue credit cards to Sterling and Zale customers to be serviced, maintained, administered, collected upon, and promoted in accordance with the terms therein (the "Primary Source Program"). Each Program Agreement includes a signing bonus, which may be repayable under certain conditions if such Program Agreement is terminated.
Subject to limited exceptions, including permitting a second look program, during the term of the applicable Program Agreement, Comenity will be the exclusive issuer of open-ended credit products (including credit cards) in the United States bearing specified Company trademarks, including trademarks associated with “Kay”, “Jared” and other specified regional brands under the Sterling

Program Agreement, and, “Zale”, “Piercing Pagoda”, and other specified regional brands under the Zale Program Agreement. The Program Agreements contain customary representations, warranties, and covenants. Upon expiration or termination by either party of a Program Agreement, Sterling or Zale, as applicable, retains the option to purchase, or arrange the purchase by a third party of, the program assets from Comenity on customary terms and conditions. In the case of a purchase by Sterling upon expiration or termination of the Sterling Program Agreement, such purchase shall be on terms that are no more onerous to Sterling than those applicable to Comenity Bank under the Purchase Agreement, dated May 25, 2017, by and between Sterling and Comenity Bank.

In addition to the Program Agreements, on May 17, 2021, Sterling entered into an Amended and Restated Program Agreement (the “Genesis Agreement”) with Genesis, which amends and restates the Program Agreement entered into by and between Sterling and Genesis on July 26, 2018. The Genesis Agreement has an initial term from July 1, 2021 through December 31, 2025 and, unless terminated earlier by either party, automatically renews for successive one-year periods. Under the terms of the Genesis Agreement, Genesis will expand its role in originating, funding, administering and servicing a second look credit program to Sterling customers that are declined under the Sterling Program Agreement.
In March 2021, the Company provided notice to the Investors of its intent not to extend the respective agreements with such Investors beyond the expiration date of June 30, 2021. Effective July 1, 2021 (the “New Program Start Date”), all new prime and non-prime account origination will occur in accordance with the amended and restated Comenity and Genesis agreements as described above.
On June 30, 2021, the Company entered into amended and restated receivable purchase agreements with CarVal and Castlelake regarding the purchase of add-on receivables on such Investors’ existing accounts, as well as the purchase of the Company-owned credit card receivables portfolio for accounts that had been originated through Fiscal 2021 (see Note 12). During the second quarter of Fiscal 2022, Signet received cash proceeds of $57.8 million for the sale of these customer in-house finance receivables to the Investors. These receivables had a net book value of $56.4 million as of the sale date, and thus the Company recognized a gain on sale of $1.4 million in the North America segment within other operating income in the condensed consolidated statements of operations during the second quarter of Fiscal 2022. Additionally, during the second quarter of Fiscal 2022, the Company received $23.5 million from the Investors for the payment obligation of the remaining 5% of the receivables previously purchased in June 2018.
12. Accounts receivable, net
The following table presents the components of Signet’s accounts receivable:

(in millions)	July 31, 2021	January 30, 2021	August 1, 2020
Customer in-house finance receivables, net	$—	$72.0	$17.2
Accounts receivable, trade	10.7	11.6	8.5
Accounts receivable, held for sale	3.2	5.1	5.8
Accounts receivable, net	$13.9	$88.7	$31.5

As discussed in Note 11, during Fiscal 2021, the 2018 agreements pertaining to the purchase of non-prime forward flow receivables were terminated and new agreements were executed with the Investors which were effective until June 30, 2021. Those new agreements provide that the Investors continued to purchase add-on non-prime receivables created on existing customer accounts but Signet began retaining all forward flow non-prime receivables created for new customers beginning in the second quarter of Fiscal 2021. As further discussed in Note 11, Signet sold all existing customer in-house finance receivables to CarVal and Castlelake during the second quarter of Fiscal 2022. As a result of the amended and restated agreements entered into with Comenity, Genesis, and the Investors during the second quarter of Fiscal 2022, Signet will no longer retain any customer in-house finance receivables.
As described above, Signet continues to be the issuer of non-prime credit for add-on purchases on existing accounts. Therefore, the Company holds these non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the Investors. Receivables originated by the Company but pending transfer to the Investors as of period end were classified as “held for sale” and included in the accounts receivable caption in the condensed consolidated balance sheets. As of July 31, 2021, January 30, 2021, and August 1, 2020, the accounts receivable held for sale were recorded at fair value.
Accounts receivable classified as trade receivables consist primarily of accounts receivable related to the sale of diamonds to third parties from its polishing factory deemed unsuitable for Signet's needs in the Other segment.
Customer in-house finance receivables
As discussed above, the Company began retaining certain customer in-house finance receivables beginning in the second quarter of Fiscal 2021 through the date of the portfolio sale. The allowance for credit losses was an estimate of expected credit losses, measured over the estimated life of its credit card receivables that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company accounts for the expected credit losses under ASC 326, “Measurement of

Credit Losses on Financial Instruments,” which is referred to as the Current Expected Credit Loss (“CECL”) model. The estimate under the CECL model is significantly influenced by the composition, characteristics and quality of the Company’s portfolio of credit card receivables, as well as the prevailing economic conditions and forecasts utilized. The estimate of the allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees.

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

The following three industry standard FICO score categories are used:

•620 to 659 (“Near Prime”)
•580 to 619 (“Subprime”)
•Less than 580 (“Deep Subprime”)

These risk characteristics are evaluated on at least an annual basis, or more frequently as facts and circumstances warrant. The expected loss rates are adjusted on a quarterly basis based on historical loss trends and are risk-adjusted for current and future economic conditions and events. As summarized in the table below, based on the changes in the agreements with the Investors in Fiscal 2021, there is currently one vintage year since the Company began maintaining new accounts in Fiscal 2021 and ceased maintaining newly originated accounts by the end of Fiscal 2021.

The vintage year was Fiscal 2021 for all customer in-house finance receivables presented below. The following table disaggregates the Company’s customer in-house finance receivables by credit quality:

(in millions)	January 30, 2021	August 1, 2020
Near Prime	$46.6	$10.9
Subprime	38.9	10.7
Deep Subprime	12.0	2.7
Total at amortized cost	$97.5	$24.3

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

The following table is a rollforward of the Company’s allowance for credit losses on customer in-house finance receivables:

	13 weeks ended		26 weeks ended
(in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Balance at beginning of period	$21.4	$—	$25.5	$—
Provision for credit losses	0.8	7.1	(0.4)	7.1
Write-offs	(2.6)	—	(5.5)	—
Reversal of allowance on receivables sold	(19.6)	—	(19.6)	—
Balance at end of period	$—	$7.1	$—	$7.1

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

The following table disaggregates the Company’s customer in-house finance receivables by past due status:

(in millions)	January 30, 2021	August 1, 2020
Current	$81.3	$23.2
1 - 30 days past due	9.1	1.0
31 - 60 days past due	2.6	0.1
61 - 90 days past due	1.7	—
Greater than 90 days past due	2.8	—
Total at amortized cost	$97.5	$24.3

Interest income related to the Company’s customer in-house finance receivables is included within other operating income, net in the condensed consolidated statements of operations. Accrued interest is included within the same line item as the respective principal amount of the customer in-house finance receivables in the condensed consolidated balance sheets. The accrual of interest is discontinued at the time the receivable is determined to be uncollectible and written-off. The Company recognized $2.5 million and $6.5 million of interest income on its customer in-house finance receivables during the 13 and 26 weeks ended July 31, 2021, respectively. Interest income was immaterial in the prior year periods.
13. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	July 31, 2021	January 30, 2021	August 1, 2020
Raw materials	$106.4	$45.3	$81.4
Finished goods	1,898.3	1,987.2	2,111.7
Total inventories	$2,004.7	$2,032.5	$2,193.1

As of July 31, 2021, inventory reserves were $52.9 million ($52.9 million and $37.1 million as of January 30, 2021 and August 1, 2020, respectively).
14. Asset impairments, net

The following table summarizes the Company's asset impairment activity for the periods presented:

	13 weeks ended		26 weeks ended
(in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Goodwill impairment (1)	$—	$—	$—	$10.7
Indefinite-lived intangible asset impairment (1)	—	—	—	83.3
Property and equipment impairment	0.2	11.9	1.2	25.7
Operating lease ROU asset impairment, net (2)	(0.4)	8.4	0.1	36.9
Total asset impairments, net	$(0.2)	$20.3	$1.3	$156.6
(1) Refer to Note 16 for additional information.
(2) The Company recorded $0.6 million and $0.8 million of gains on terminations or modifications of leases resulting from previously recorded impairments of the right of use assets during the 13 and 26 weeks ended July 31, 2021, respectively. The Company recorded $1.3 million and $2.3 million of gains on terminations or modifications of leases resulting from previously recorded impairments of the right of use assets during the 13 and 26 weeks ended August 1, 2020, respectively.

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
Fiscal 2021
Due to the various impacts of COVID-19 to the Company’s business during the 13 weeks ended May 2, 2020, including the temporary closure of all the Company’s stores beginning in late March 2020, the Company determined triggering events had occurred for certain of the Company’s long-lived asset groups at the individual stores that required an interim impairment assessment during the first quarter of Fiscal 2021. This impacted property, plant and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the recoverability test, a fair value assessment for these long-lived assets was performed, and as a result of the estimated fair values, the Company recorded an impairment charge for property, plant and equipment of $13.8 million and ROU assets of $28.5 million, which is net of gains on terminations or modifications of leases resulting from previously recorded impairments of the ROU assets of $1.0 million.

During the 13 weeks ended August 1, 2020, the Company completed its quarterly trigger event assessment and determined that a triggering event had occurred for certain additional long-lived asset groups at the individual stores based on real estate assessments (including store closure decisions) and the continued uncertainty related to COVID-19 on forecasted cash flows for the remaining lease period for certain stores. These events required an interim impairment assessment during the second quarter of Fiscal 2021 for the identified store assets. This impacted both property, plant and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the recoverability test, a fair value assessment for these long-lived assets was performed, and as a result of the estimated fair values, the Company recorded impairment charges for property, plant and equipment of $11.9 million and ROU assets of $8.4 million, which is net of gains on terminations or modifications of leases resulting from previously recorded impairments of the ROU assets of $1.3 million.
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
During the 13 weeks ended July 31, 2021, the Company determined that triggering events had occurred for certain long-lived asset groups at individual stores based on real estate assessments (including store closure decisions) and store performance for the remaining lease period for certain stores that required an impairment assessment. This impacted property and equipment and ROU assets at the store level. For these stores failing the initial recoverability test, a fair value assessment for these long-lived assets was performed, and as a result of the estimated fair values, the Company recorded an impairment charge for property and equipment of $0.2 million and a net ROU asset gain of $0.4 million, which consists of a $0.2 million impairment charge net of gains on terminations or modifications of leases resulting from previously recorded impairments of the ROU assets of $0.6 million.

The uncertainty of the COVID-19 impact to the Company’s business could continue to further negatively affect the operating performance and cash flows of the above identified stores or additional stores, including the magnitude and potential resurgence of COVID-19 (including variants), occupancy restrictions in the Company’s stores, the inability to achieve or maintain cost savings initiatives included in the business plans, changes in real estate strategy or macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store assets in future periods.

15. Leases
The Company deferred substantially all of its rent payments due in the months of April 2020 and May 2020. As of July 31, 2021, the Company had approximately $42 million of deferred rent payments remaining. This deferred rent is expected to be substantially repaid by the end of Fiscal 2022. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any such interest or penalties to be probable. In April 2020, the FASB granted guidance (hereinafter, the practical expedient) permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of COVID-19. Instead, the entity may account for COVID-19 related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. In accordance with this practical expedient, the Company elected not to account for any concessions granted by landlords as a result of COVID-19 as lease modifications. Rent abatements under the practical expedient would be recorded as a negative variable lease cost. The Company negotiated with substantially all of its landlords and has received certain concessions in the form of rent deferrals and other lease or rent modifications. In addition, the Company recorded lease expense during the deferral periods in accordance with its existing policies.

Total lease costs consist of the following:

	13 weeks ended		26 weeks ended
(in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease cost	$109.4	$105.5	$215.0	$216.9
Short-term lease cost	5.6	5.8	6.4	10.7
Variable lease cost	30.9	26.3	61.5	51.9
Sublease income	(0.5)	(0.3)	(1.2)	(0.8)
Total lease cost	$145.4	$137.3	$281.7	$278.7
16. Goodwill and intangibles
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
Fiscal 2021
Due to various impacts of COVID-19 to the Company’s business during the 13 weeks ended May 2, 2020, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite-lived intangible assets. As part of the assessment, it was determined that an increase in the discount rates was required to reflect the prevailing uncertainty inherent in the forecasts due to current market conditions and potential COVID-19 impacts. This higher discount rate, in conjunction with revised long-term projections associated with certain aspects of the Company’s forecast, resulted in lower than previously projected long-term future cash flows for the reporting units and indefinite-lived intangible assets which negatively affected the valuation compared to previous valuations. As a result of the interim impairment assessment, during the first quarter of Fiscal 2021 the Company recognized pre-tax impairment charges related to goodwill of $10.7 million in the condensed consolidated statements of operations within its North America segment related to R2Net and Zales Canada goodwill.
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
In connection with the acquisition of Rocksbox on March 29, 2021, the Company recognized $11.5 million of definite-lived intangible assets and $7.1 million of goodwill, which are reported in the North America segment. The weighted-average amortization period of the definite-lived intangibles assets acquired is eight years.
In the second quarter of Fiscal 2022, the annual testing date of R2Net was changed from the last day of the fiscal year to the last day of the fourth period of each fiscal year. R2Net represents a reporting unit within the Company’s North America reportable segment.

The new impairment testing date is preferable, as this date corresponds with the testing date for all other North America reporting units. This will allow information and assumptions to be applied consistently to all reporting units.

During the 13 weeks ended July 31, 2021, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names identified in the Zale and R2Net acquisitions, and through the qualitative assessment the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values. Additionally, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the second quarter of Fiscal 2022 requiring interim impairment assessment for all reporting units with goodwill and indefinite-lived intangible assets.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 30, 2021 (1)	$238.0
Acquisitions	7.1
Balance at July 31, 2021 (1)	$245.1
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million as of July 31, 2021 and January 30, 2021, and includes the impact of foreign currency.
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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	July 31, 2021			January 30, 2021			August 1, 2020
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$17.2	$(5.4)	$11.8	$5.6	$(4.2)	$1.4	$5.6	$(3.8)	$1.8
Indefinite-lived intangible assets	177.9	—	177.9	177.6	—	177.6	177.2	—	177.2
Total intangible assets, net	$195.1	$(5.4)	$189.7	$183.2	$(4.2)	$179.0	$182.8	$(3.8)	$179.0

Intangible liabilities, net	$(38.0)	$30.0	$(8.0)	$(38.0)	$27.5	$(10.5)	$(38.0)	$24.9	$(13.1)

17. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of financing. The main risks arising from Signet’s operations are market risk including foreign currency risk, commodity risk, liquidity risk and interest rate risk. Signet uses derivative financial instruments to manage and mitigate certain of these risks under policies reviewed and approved by the Board. Signet does not enter into derivative transactions for speculative purposes.
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
The primary external sources of funding are an asset-based credit facility and senior unsecured notes as described in Note 19.
Interest rate risk
Signet has exposure to movements in interest rates associated with cash and borrowings. Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of July 31, 2021, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. These contracts were de-designated during the 13 weeks ended May 2, 2020. This de-designation occurred due to uncertainly around the volume of purchases in the Company’s UK business. These contracts were unlikely to retain hedge effectiveness given the change in circumstances as a result of COVID-19. Trading for these contracts resumed during the third quarter of Fiscal 2021. The total notional amount of these foreign currency contracts outstanding as of July 31, 2021 was $21.6 million (January 30, 2021 and August 1, 2020: $12.5 million and $0.0 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 30, 2021 and August 1, 2020: 12 months and not applicable, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of July 31, 2021 was $97.2 million (January 30, 2021 and August 1, 2020: $107.6 million and $159.7 million, respectively).
Commodity forward purchase contracts and net zero premium collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw materials. During the 13 weeks ended May 2, 2020, the contracts which were still outstanding (and unrealized) were de-designated and liquidated. The contracts which were already settled remained designated as the hedged inventory purchases from these contracts were still on hand. The unrealized contracts were de-designated as a result of uncertainty around the Company’s future purchasing volume due to COVID-19 and thus the contracts were unlikely to retain hedge effectiveness. Trading for these contracts resumed during the third quarter of Fiscal 2021. Trading for these contracts was suspended during Fiscal 2022 due to the current commodity price environment and there was no material notional amount of these commodity derivative contracts outstanding as of July 31, 2021, January 30, 2021, or August 1, 2020.

The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of July 31, 2021, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	July 31, 2021	January 30, 2021	August 1, 2020
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.9	$0.1	$2.3
Total derivative assets		$0.9	$0.1	$2.3

	Fair value of derivative liabilities
(in millions)	Balance sheet location	July 31, 2021	January 30, 2021	August 1, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.2)	$(0.3)	$—
Commodity contracts	Other current liabilities	—	(0.1)	—
Total derivative liabilities		$(0.2)	$(0.4)	$—

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	July 31, 2021	January 30, 2021	August 1, 2020
Foreign currency contracts	$(0.6)	$(0.7)	$—
Commodity contracts	(0.2)	(0.4)	5.3
Gains (losses) recorded in AOCI	$(0.8)	$(1.1)	$5.3

The following tables summarize the effect of derivative instruments designated as cash flow hedges on OCI and the condensed consolidated statements of operations:
Foreign currency contracts

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Gains (losses) recorded in AOCI, beginning of period		$(0.6)	$—	$(0.7)	$(1.0)
Current period gains (losses) recognized in OCI		(0.2)	—	(0.2)	1.6
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	0.2	—	0.3	—
Gains from de-designated hedges reclassified from AOCI to net income	Other operating income, net (1)	—	—	—	(0.6)
Gains (losses) recorded in AOCI, end of period		$(0.6)	$—	$(0.6)	$—

Commodity contracts

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Gains (losses) recorded in AOCI, beginning of period		$(0.4)	$6.2	$(0.4)	$17.7
Current period gains (losses) recognized in OCI		0.1	—	—	(1.4)
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	0.1	(0.9)	0.2	(1.7)
Gains from de-designated hedges reclassified from AOCI to net income	Other operating income, net (1)	—	—	—	(9.3)
Gains (losses) recorded in AOCI, end of period		$(0.2)	$5.3	$(0.2)	$5.3
(1)    Refer to the condensed consolidated statements of operations for total amounts of each financial statement caption impacted by cash flow hedges.

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 26 weeks ended July 31, 2021 and August 1, 2020 other than the items disclosed above during the 13 weeks ended May 2, 2020. As of July 31, 2021, based on current valuations, the Company expects approximately $0.8 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.

Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statements of operations:

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Foreign currency contracts	Other operating income, net	$—	$2.9	$0.9	$(1.0)
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	July 31, 2021			January 30, 2021			August 1, 2020
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.1	$5.1	$—	$5.7	$5.7	$—	$6.4	$6.4	$—
Foreign currency contracts	0.9	—	0.9	0.1	—	0.1	2.3	—	2.3
US government agency securities	2.0	—	2.0	3.2	—	3.2	3.7	—	3.7
Corporate bonds and notes	6.2	—	6.2	6.5	—	6.5	7.6	—	7.6
Total assets	$14.2	$5.1	$9.1	$15.5	$5.7	$9.8	$20.0	$6.4	$13.6

Liabilities:
Foreign currency contracts	$(0.2)	$—	$(0.2)	$(0.3)	$—	$(0.3)	$—	$—	$—
Commodity contracts	—	—	—	(0.1)	—	(0.1)	—	—	—
Total liabilities	$(0.2)	$—	$(0.2)	$(0.4)	$—	$(0.4)	$—	$—	$—

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
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price was contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset at the transaction date related to this deferred payment at fair value. This estimated fair value was derived from a discounted cash flow model using unobservable Level 3 inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. The measurement period was completed in June 2020 and the Company received the full deferred payment of $23.5 million during the second quarter of Fiscal 2022, as further described in Note 11.
During the 13 weeks ended May 2, 2020, the Company performed an interim impairment test for goodwill, indefinite-lived intangible assets and long-lived assets. The fair value was calculated using the income approach for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value is a Level 3 valuation based on certain unobservable inputs, including estimated future cash flows and discount rates aligned with market-based assumptions, that would be utilized by market participants in valuing these assets or prices of similar assets. For long-lived assets, the Company utilizes primarily the replacement cost method (a level 3 valuation method) for the fair value of its property and equipment, and the income method to estimate the fair value of its ROU assets, which incorporates Level 3 inputs such as historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates. See Note 14 and Note 16 for additional information.
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.

The fair values of long-term debt instruments, excluding revolving credit facilities, were determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The carrying value of the ABL Revolving Facility (as defined in Note 19) approximates fair value based on the nature of the instrument and variable interest rate, which are primarily Level 2 inputs. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	July 31, 2021		January 30, 2021		August 1, 2020
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$146.9	$152.7	$146.7	$145.1	$146.6	$107.2
Term loans (Level 2)	—	—	—	—	99.5	100.0
Total	$146.9	$152.7	$146.7	$145.1	$246.1	$207.2
19. Loans, overdrafts and long-term debt

(in millions)	July 31, 2021	January 30, 2021	August 1, 2020
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.6	$147.6	$147.6
ABL revolving facility	—	—	1,090.0
FILO term loan facility	—	—	100.0
Other loans and bank overdrafts	0.4	—	4.6
Gross debt	$148.0	$147.6	$1,342.2
Less: Current portion of loans and overdrafts	(0.4)	—	(4.6)
Less: Unamortized debt issuance costs	(0.7)	(0.9)	(1.5)
Total long-term debt	$146.9	$146.7	$1,336.1

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
Unamortized debt issuance costs relating to the Senior Notes as of July 31, 2021 was $0.7 million (January 30, 2021 and August 1, 2020: $0.9 million and $1.0 million, respectively). The unamortized debt issuance costs are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to debt issuance costs of $0.1 million and $0.2 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 26 weeks ended July 31, 2021, respectively ($0.0 million and $0.1 million for the 13 and 26 weeks ended August 1, 2020, respectively).
Asset-based credit facility
On September 27, 2019, the Company entered into a senior secured asset-based credit facility consisting of (i) a revolving credit facility in an aggregate committed amount of $1.5 billion (as amended to the date hereto, the “ABL Revolving Facility”) and (ii) a first-in last-out term loan facility in an aggregate principal amount of $100.0 million (the “FILO Term Loan Facility” and, together with the ABL Revolving Facility, the “ABL Facility”) pursuant to that certain Credit Agreement.
On July 28, 2021, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to amend the ABL Facility. The Second Amendment extends the maturity of the ABL Facility from September 27, 2024 to July 28, 2026 and allows the Company to increase the size of the ABL Facility by up to $600 million. The Company incurred additional debt issuance costs of $3.9 million ($3.6 million of which has been paid as of July 31, 2021) related to the modification of the ABL Facility during the second quarter of Fiscal 2022.
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL Revolving Facility bear interest at the Company’s option at either eurocurrency rate plus the applicable margin or a base rate plus the applicable margin, in each case depending on the excess availability under the ABL Revolving Facility. The Company had stand-by letters of credit outstanding of $18.8 million on the ABL Revolving Facility as of July 31, 2021. The Company had available borrowing capacity of $1.2 billion on the ABL Revolving Facility as of July 31, 2021.
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
If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of July 31, 2021, the threshold related to the fixed coverage ratio was approximately $119 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
Debt issuance costs relating to the ABL Revolving Facility totaled $12.6 million. The remaining unamortized debt issuance costs are recorded within other assets in the condensed consolidated balance sheets. Amortization relating to the debt issuance costs of $0.6 million and $1.1 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 26 weeks ended July 31, 2021, respectively ($0.5 million and $0.9 million for the 13 and 26 weeks ended August 1, 2020, respectively). Unamortized debt issuance costs related to the ABL Revolving Facility totaled $9.2 million as of July 31, 2021 (January 30, 2021 and August 1, 2020: $6.4 million and $7.2 million, respectively).
20. Warranty reserve
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

	13 weeks ended		26 weeks ended
(in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Warranty reserve, beginning of period	$35.5	$37.3	$37.3	$36.3
Warranty expense	1.5	0.8	2.2	4.0
Utilized (1)	(2.3)	(0.8)	(4.8)	(3.0)
Warranty reserve, end of period	$34.7	$37.3	$34.7	$37.3
(1)     Includes impact of foreign exchange translation.

(in millions)	July 31, 2021	January 30, 2021	August 1, 2020
Disclosed as:
Current liabilities	$9.9	$10.7	$11.0
Non-current liabilities	24.8	26.6	26.3
Total warranty reserve	$34.7	$37.3	$37.3

21. Share-based compensation
Signet recorded share-based compensation expense of $17.5 million and $25.5 million for the 13 and 26 weeks ended July 31, 2021, respectively related to the Omnibus Plan and Share Saving Plans ($4.9 million and $6.3 million for the 13 and 26 weeks ended August 1, 2020, respectively).
22. Commitments and contingencies
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

23. Retirement plans

On July 29, 2021, Signet Group Limited (“SGL”), a wholly-owned subsidiary of the Company, entered into an agreement (the “Agreement”) with Signet Pension Trustee Limited (the “Trustee”), as trustee of the Signet Group Pension Scheme (the “Pension Scheme”), to facilitate the Trustee entering into a bulk purchase annuity policy ("BPA") securing accrued liabilities under the Pension Scheme with Rothesay Life Plc ("Rothesay") and subsequently, to wind up the Pension Scheme. The BPA will be held by the Trustee as an asset of the Scheme (the "buy-in") in anticipation of Rothesay subsequently (and in accordance with the terms of the BPA) issuing individual annuity contracts to each of the approximately 1,909 Pension Scheme members (or their eligible beneficiaries) ("Transferred Participants") covering their accrued benefits (a full “buy-out”), following which the BPA will terminate and the Trustee will wind up the Pension Scheme (collectively, the “Transactions”).

Under the terms of the Agreement, SGL is expected to contribute up to £16.85 million (approximately $23.4 million) (the “Total Expected Contribution”) to the Pension Scheme to enable the Trustee to pay for any and all costs incurred by the Trustee as part of the Transactions, including an initial contribution of £7 million (approximately $9.7 million) (the “Initial Installment”) to enable the Trustee to enter into the BPA with Rothesay. Subsequent installments of the Total Expected Contribution shall be reviewed and agreed by SGL and the Trustee at such times as the Trustee reasonably requires additional monies to be contributed to the Pension Scheme in furtherance of the Transactions. The Initial Installment was paid on August 4, 2021, and the Trustee transferred substantially all Plan assets into the BPA on August 9, 2021.

From the point of buy-out, Rothesay shall be liable to pay the insured benefits to the Transferred Participants and shall be responsible for the administration of those benefits. Once all Pension Scheme members (or their eligible beneficiaries) have become Transferred Participants, the Trustee will wind up the Pension Scheme. By irrevocably transferring these obligations to Rothesay, the Company will eliminate its projected benefit obligation under the Pension Scheme.

Upon completion of the Transactions contemplated by the Agreement, the Company expects to recognize non-cash, non-operating pre-tax settlement charges totaling approximately $125 million to $150 million, subject to finalization of any applicable adjustments, true up costs, and the impact of foreign currency. The timing of such settlement charges is subject to the expected completion of the Transactions, and will be recognized in the periods when the buy-outs are finalized with the Transferred Participants.

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
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 and 26 weeks ended July 31, 2021 and the 13 and 26 weeks ended August 1, 2020.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet's results of operation, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: the negative impacts that the COVID-19 pandemic has had, and could have in the future, on Signet's business, financial condition, profitability and cash flows; the effect of steps we take in response to the pandemic; the severity, duration and potential resurgence of the pandemic (including through variants), including whether it is necessary to temporarily reclose our stores, distribution centers and corporate facilities or for our suppliers and vendors to temporarily reclose their facilities; the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain, consumer behaviors such as willingness to congregate in shopping centers and shifts in spending away from the jewelry category and the impact on demand of our products, our level of indebtedness and covenant compliance, availability of adequate capital, our ability to execute our business plans, our lease obligations and relationships with our landlords, and asset impairments; general economic or market conditions; financial market risks; our ability to optimize Signet's transformation strategies; a decline in consumer spending or deterioration in consumer financial position; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the relevant non-prime outsourcing agreement requiring transition to alternative arrangements through other providers or alternative payment options and our ability to successfully establish future arrangements for the forward-flow receivables; deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes, global economic conditions or other developments related to the United Kingdom's exit from the European Union; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals; stakeholder reactions to disclosure regarding the source and use of certain minerals; seasonality of Signet's business; the merchandising, pricing and inventory policies followed by Signet and failure to manage inventory levels; Signet's relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize Signet's multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of Signet's OmniChannel retailing and ability to increase digital sales, as well as management of its digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize Signet's real estate footprint; the ability to satisfy the accounting requirements for "hedge accounting," or the default or insolvency of a counterparty to a hedging contract; the performance of and ability to recruit, train, motivate and retain qualified team members; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to Signet's information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and jurisdictions in which Signet's subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; difficulty or delay in executing or integrating an acquisition, business combination, major business or strategic initiative; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions; or the impact of weather-related incidents, natural disasters, strikes, protests, riots or terrorism, acts of war or another public health crisis or disease outbreak, epidemic or pandemic on Signet's business.
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
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. The Company, with 2,837 stores and kiosks as of July 31, 2021, manages its business by geography, a description of which follows:
•The North America segment has 2,392 locations in the US and 94 locations in Canada as of July 31, 2021.
◦In the US, the segment primarily operates in malls and off-mall locations under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); JamesAllen.com; and Rocksbox. Additionally, in the US, the segment operates primarily mall-based kiosks under the Piercing Pagoda banner.
◦In Canada, the segment primarily operates under the Peoples banner (Peoples Jewellers).
•The International segment has 351 stores in the UK, Republic of Ireland and Channel Islands as of July 31, 2021.
Certain Company activities are managed in the “Other” segment for financial reporting purposes, including the Company’s diamond sourcing function and its diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company’s reportable segments.
Impacts of COVID-19
In December 2019, a novel coronavirus (“COVID-19”) was identified in Wuhan, China. During Fiscal 2021, the Company experienced significant disruption to its business, specifically in its retail store operations through temporary closures during the first half of last year. By the end of the third quarter of Fiscal 2021, the Company had re-opened substantially all of its stores. However, during the fourth quarter of Fiscal 2021, both the UK and certain Canadian provinces re-established mandated temporary closure of non-essential businesses. The UK stores began to reopen in April 2021 and Canada substantially re-opened all its stores by July 31, 2021. In addition, to date, the Company’s operations have not been significantly impacted by the resurgence of the COVID-19 variants. The Company continues to actively monitor and manage the situation related to its store and support center operations at the local level focusing on the best interests of its employees, customers, suppliers and shareholders, and considering all guidelines from state and federal government and health organizations.
The COVID-19 pandemic significantly altered the retail climate and the Company has been navigating that change by accelerating its application of the key strategic initiatives developed over the past three years including the Company’s focus on becoming an OmniChannel leader, focusing on the needs of its customers, removing non-customer facing costs, and optimizing its real estate footprint. The Company continues to maintain its cost diligence efforts as it shifts to its new Inspiring Brilliance strategy, as further described below.
During Fiscal 2021, the Company also took numerous actions to maximize its financial flexibility, bolster its cash position and reduce operating expenditures, both strategically and as temporary measures as a result of COVID-19. Refer to the Liquidity and Capital Resources section below for further information.

Outlook
Signet’s same store sales grew 97.4% during the second quarter of Fiscal 2022 compared to the same quarter of Fiscal 2021, reflecting a combination of traction from strategic initiatives as well as tailwinds from stimulus, tax refunds and consumer enthusiasm on the heels of vaccine rollouts. The Company’s focus on its connected commerce shopping experience, both online and in-store, helped to drive overall sales performance during the second quarter of Fiscal 2022, with increases in both conversion rates and transaction values. During the remainder of Fiscal 2022, the Company will continue implementing the initiatives under its Inspiring Brilliance strategy, which is focused on sustainable, industry-leading growth. As described in the Purpose and Strategy section within Item 1 of Annual Report on Form 10-K for the year ended January 30, 2021 filed with the SEC on March 19, 2021, through its Inspiring Brilliance strategy, the Company will focus on leveraging its core strengths that it developed over the past three years with the goal of creating a broader mid-market and increasing Signet’s share of that larger market as the industry leader.
The full extent of the COVID-19 pandemic impacts on the Company’s business during the remainder of Fiscal 2022 or longer term, and whether the strong results in the first half of Fiscal 2022 will continue, especially toward the latter part of Fiscal 2022, remains uncertain. The Company continues to expect a shift of consumer discretionary spending away from the jewelry category toward experience-oriented categories; however, the magnitude, timing and impact of this shift is difficult to predict. The Company is planning for increased marketing expenses to continue to fuel momentum from the first half of Fiscal 2022, as well as in line with its “always-on” marketing strategy to remain agile to shifts in consumer spending behavior and a more competitive retail environment compared to historical periods.
In addition, continued uncertainties exist that could impact the Company’s results of operations or cash flows in Fiscal 2022, such as potential resurgence of COVID-19, including variants thereof, in key trade areas, extended duration of heightened unemployment, supply chain disruptions and macro or governmental influences on consumers’ ability to spend, specifically as certain government relief programs cease, such as enhanced unemployment benefits, stimulus and eviction moratoriums.
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
These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for the GAAP financial measures presented in the Company’s consolidated financial statements and other publicly filed reports. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies.
1. Net cash (debt)
Net cash (debt) is a non-GAAP measure defined as the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	July 31, 2021	January 30, 2021	August 1, 2020
Cash and cash equivalents	$1,573.8	$1,172.5	$1,204.0
Less: Loans and overdrafts	(0.4)	—	(4.6)
Less: Long-term debt	(146.9)	(146.7)	(1,336.1)
Net cash (debt)	$1,426.5	$1,025.8	$(136.7)

2. Free cash flow and adjusted free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Adjusted free cash flow, a non-GAAP measure, excludes the proceeds from the sale of in-house finance receivables. Free cash flow and adjusted free cash flow are indicators frequently used by management in evaluating its overall liquidity needs and determining appropriate capital allocation strategies. Free cash flow and Adjusted free cash flow does not represent the residual cash flow available for discretionary purposes.

	13 weeks ended		26 weeks ended
(in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net cash provided by operating activities	$297.4	$163.7	$458.5	$156.1
Purchase of property, plant and equipment	(20.9)	(15.9)	(32.2)	(23.6)
Free cash flow	276.5	147.8	426.3	132.5
Proceeds from sale of in-house finance receivables	(81.3)	—	(81.3)	—
Adjusted free cash flow (excluding sale of in-house finance receivables)	$195.2	$147.8	$345.0	$132.5
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

	13 weeks ended		26 weeks ended
(in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income (loss)	$224.6	$(81.7)	$363.0	$(278.8)
Income tax expense (benefit)	(3.5)	(17.2)	23.0	(126.7)
Other non-operating income, net	(0.1)	(0.2)	(0.2)	(0.3)
Interest expense, net	4.4	9.4	8.3	16.5
Depreciation and amortization	41.6	47.5	83.7	84.8
Amortization of unfavorable contracts	(1.0)	(1.3)	(2.4)	(2.7)
EBITDA	$266.0	$(43.5)	$475.4	$(307.2)
Share-based compensation	17.5	4.9	25.5	6.3
Other accounting adjustments
Restructuring charges - cost of sales	—	(0.2)	—	(0.6)
Restructuring charges	(0.9)	28.9	(1.6)	41.6
Asset impairments, net (1)	(0.1)	20.3	(0.3)	156.6
Rocksbox acquisition-related costs	—	—	1.1	—
Gain on sale of in-house finance receivables	(1.4)	—	(1.4)	—
Shareholder settlement	—	(1.0)	—	7.5
Adjusted EBITDA	$281.1	$9.4	$498.7	$(95.8)
(1) Includes ROU asset impairment gains, net recorded primarily due to gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021.

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

	13 weeks ended		26 weeks ended
(in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating income (loss)	$225.4	$(89.7)	$394.1	$(389.3)
Gain on sale of in-house finance receivables	(1.4)	—	(1.4)	—
Restructuring charges - cost of sales	—	(0.2)	—	(0.6)
Restructuring charges	(0.9)	28.9	(1.6)	41.6
Asset impairments, net (1)	(0.1)	20.3	(0.3)	156.6
Rocksbox acquisition-related costs	—	—	1.1	—
Shareholder settlement	—	(1.0)	—	7.5
Non-GAAP operating income (loss)	$223.0	$(41.7)	$391.9	$(184.2)
(1) Includes ROU asset impairment gains, net recorded primarily due to gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021.

RESULTS OF OPERATIONS
`The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2021 Annual Report on Form 10-K.
Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
•Same store sales: Up 97.4%.
•Total sales: $1.79 billion, increased 101.4%.
•Operating income (loss): $225.4 million compared to $(89.7) million in the prior year.
•Diluted earnings (loss) per share: $3.60 compared to $(1.73) in the prior year.

Comparison of Second Quarter Fiscal 2022 Year to Date to Prior Year
•Same store sales: Up 101.7%.
•Total sales: $3.48 billion, increased 99.8%.
•Operating income (loss): $394.1 million compared to $(389.3) million in the prior year.
•Diluted earnings (loss) per share: $5.84 compared to $(5.69) in the prior year.

	Second Quarter				Year to Date
	Fiscal 2022		Fiscal 2021		Fiscal 2022		Fiscal 2021
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,788.1	100.0%	$888.0	100.0%	$3,476.9	100.0%	$1,740.1	100.0%
Cost of sales	(1,070.5)	(59.9)	(663.9)	(74.8)	(2,080.9)	(59.8)	(1,312.2)	(75.4)
Restructuring charges - cost of sales	—	—	0.2	—	—	—	0.6	—
Gross margin	717.6	40.1	224.3	25.3	1,396.0	40.2	428.5	24.6
Selling, general and administrative expenses	(502.6)	(28.1)	(265.9)	(29.9)	(1,014.6)	(29.2)	(624.3)	(35.9)
Restructuring charges	0.9	0.1	(28.9)	(3.3)	1.6	—	(41.6)	(2.4)
Asset impairments, net	0.2	—	(20.3)	(2.3)	(1.3)	—	(156.6)	(9.0)
Other operating income, net	9.3	0.5	1.1	0.1	12.4	0.4	4.7	0.3
Operating income (loss)	225.4	12.6	(89.7)	(10.1)	394.1	11.3	(389.3)	(22.4)
Interest expense, net	(4.4)	(0.2)	(9.4)	(1.1)	(8.3)	(0.2)	(16.5)	(0.9)
Other non-operating income, net	0.1	—	0.2	—	0.2	—	0.3	—
Income (loss) before income taxes	221.1	12.4	(98.9)	(11.1)	386.0	11.1	(405.5)	(23.3)
Income tax benefit (expense)	3.5	0.2	17.2	1.9	(23.0)	(0.7)	126.7	7.3
Net income (loss)	$224.6	12.6%	$(81.7)	(9.2)%	$363.0	10.4%	$(278.8)	(16.0)%
Dividends on redeemable convertible preferred shares	(8.6)	nm	(8.3)	nm	(17.2)	nm	(16.5)	nm
Net income (loss) attributable to common shareholders	$216.0	12.1%	$(90.0)	(10.1)%	$345.8	9.9%	$(295.3)	(17.0)%
nm    Not meaningful.
Second quarter sales
Signet's total sales increased 101.4% year over year to $1.79 billion in the 13 weeks ended July 31, 2021. Total sales at constant exchange rates increased 99.4%. Signet’s same store sales increased 97.4%, compared to a decrease of 31.3% in the prior year quarter. This growth reflects a combination of traction from strategic initiatives as well as jewelry market trends being currently strong, benefiting from stimulus and customer enthusiasm on the heels of the vaccine rollouts. In addition, sales in all channels were negatively impacted in the second quarter of Fiscal 2021 by the temporary closures of all stores in March 2020.
eCommerce sales in the second quarter of Fiscal 2022 were $336.2 million, up $66.1 million or 24.5%, compared to $270.1 million in the prior year quarter. eCommerce sales accounted for 18.8% of second quarter sales. Brick and mortar same store sales increased 130.8% from prior year second quarter.

The increase in eCommerce sales reflects the enhanced eCommerce capabilities, digital first focus and Connected Commerce strategies are resonating with customers. Even as the Company experienced an eCommerce surge in the first half of Fiscal 2021, the Company is delivering both eCommerce and brick and mortar growth during Fiscal 2022. The brick and mortar sales increase was driven by a combination of factors including differentiated product assortments in stores and the Company’s always-on marketing initiatives during Fiscal 2022.
The breakdown of the sales performance by segment is set out in the table below:

	Change from previous year
Second Quarter of Fiscal 2022	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	97.6%	1.8%	99.4%	0.6%	100.0%	$1,645.7
International segment	95.1%	(1.2)%	93.9%	20.4%	114.3%	$130.7
Other segment (1)	nm	nm	nm	nm	nm	$11.7
Signet	97.4%	2.0%	99.4%	2.0%	101.4%	$1,788.1
(1)     Includes sales from Signet’s diamond sourcing initiative.
nm Not meaningful.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second Quarter	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
North America segment	$449	$408	10.0%	2.0%	70.1%	(28.1)%
International segment (3)	£168	£176	(4.5)%	11.4%	89.5%	(42.8)%
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
North America sales
The North America segment’s total sales were $1.65 billion compared to $0.82 billion in the prior year, or an increase of 100.0%. Same store sales increased 97.6% compared to a decrease of 30.6% in the prior year. North America’s ATV and number of transactions increased 10.0% and 70.1%, respectively. All US banners achieved strong second quarter sales, demonstrating that the Company’s banner value propositions, product newness, always-on marketing and connected commerce experiences are resonating with customers. The increase year over year also reflects the impact from the temporary closures of all North America stores beginning March 23, 2020.
eCommerce sales increased 25.8%, while brick and mortar same store sales increased 130.4%.
International sales
The International segment’s total sales increased 114.3% to $130.7 million compared to $61.0 million in the prior year and increased 93.9% at constant exchange rates. Same store sales increased 95.1% compared to a decrease of 38.8% in the prior year. In the International segment, the ATV decreased 4.5% year over year, while the number of transactions increased 89.5%. The increase reflects the reopening of all UK stores in April 2021. In the prior year quarter, all UK stores temporarily closed on March 24, 2020, negatively impacting second quarter sales in Fiscal 2021.
Year to date sales
Signet’s total sales increased 99.8% to $3.48 billion compared to $1.74 billion in the prior year. Total sales at constant exchange rates increased 97.9%. Signet’s same store sales increased 101.7%, compared to a decrease of 35.2% in the prior year. This growth reflects a combination of traction from strategic initiatives, as described above, as well as jewelry market trends being currently strong, benefiting from stimulus and customer enthusiasm on the heels of the vaccine rollouts. In addition, sales in all channels were negatively impacted in the first half of Fiscal 2021 by the temporary closures of all stores in March 2020.
eCommerce sales year to date were $682.5 million, up $247.7 million or 57.0%, compared to $434.8 million in the prior year. eCommerce sales accounted for 19.6% of year to date sales, down from 25.0% of total sales in the prior year. Brick and mortar same store sales increased 118.0% from the prior period.

The increase in eCommerce sales reflects the accelerated enhancement of eCommerce capabilities and a digital first focus, related to the Connected Commerce strategies, that began in Fiscal 2021 and is resonating with customers. Even as the Company experienced an eCommerce surge in the first half of Fiscal 2021, the Company is delivering both eCommerce and brick and mortar growth. The brick and mortar sales increase was driven by a combination of factors including differentiated product assortments in stores and the Company’s always-on marketing initiatives during Fiscal 2022.
The breakdown of the sales performance is set out in the table below:

	Change from previous year
Year to date Fiscal 2022	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	106.9%	(3.9)%	103.0%	0.5%	103.5%	$3,263.7
International segment	42.1%	(6.4)%	35.7%	13.7%	49.4%	$188.1
Other segment (1)	nm	nm	nm	nm	nm	$25.1
Signet	101.7%	(3.8)%	97.9%	1.9%	99.8%	$3,476.9
(1)     Includes sales from Signet’s diamond sourcing initiative.
nm Not meaningful.
Changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2022	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
North America segment	$434	$384	12.4%	(2.5)%	79.7%	(31.6)%
International segment (3)	£167	£162	0.6%	6.6%	36.4%	(41.9)%
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
North America sales
The North America segment’s total sales were $3.26 billion compared to $1.60 billion in the prior year, up 103.5%. Same store sales increased 106.9% compared to a decrease of 35.0% in the prior year. North America’s ATV increased 12.4%, while the number of transactions increased 79.7%. All US banners achieved strong sales in the 26 weeks ended July 31, 2021, demonstrating that the Company banner value propositions, product newness, always-on marketing and connected commerce experiences are resonating with customers. The increase year over year also reflects the impact from the temporary closures of all North America stores beginning March 23, 2020.
eCommerce sales increased 58.7%, while brick and mortar same store sales increased 124.3%.
International sales
The International segment’s total sales increased 49.4% to $188.1 million compared to $125.9 million in the prior year and increased 35.7% at constant exchange rates. Same store sales increased 42.1% compared to a decrease of 38.1% in the prior year. The ATV increased 0.6% over prior year, while the number of transactions increased 36.4%. The increase reflects the reopening of all UK stores in April 2021. In the prior year, all UK stores temporarily closed on March 24, 2020 and began reopening in the second quarter of Fiscal 2022.
Gross margin
In the second quarter of Fiscal 2022, gross margin was $717.6 million or 40.1% of sales compared to $224.3 million or 25.3% of sales in the prior year comparable period. In the first half of Fiscal 2022, gross margin was $1.4 billion or 40.2% of sales compared to $428.5 million or 24.6% of sales in the prior year comparable period. The increase in gross margin rate for both the 13 and 26 weeks ended July 31, 2021, compared to prior year, was primarily driven by sales returning to pre-pandemic levels providing leverage on fixed costs, such as occupancy, as well as merchandise margin rate expansion through reduced clearance and favorable merchandise and services mix.

Selling, general and administrative expenses (“SG&A”)
In the second quarter of Fiscal 2022, SG&A was $502.6 million or 28.1% of sales compared to $265.9 million or 29.9% of sales in prior year quarter. In the first half of Fiscal 2022, SG&A was $1.0 billion or 29.2% of sales compared to $624.3 million or 35.9% of sales in the prior year comparable period. The increase in SG&A for the 13 and 26 weeks ended July 31, 2021, compared to prior year, was primarily due to investments in digital/IT, payroll and advertising as well as sales returning to pre-pandemic levels which drove higher incentive compensation and proprietary credit costs. In addition, staffing costs were overall higher in the current year quarter, as a substantial portion of the Company’s workforce was furloughed beginning in April 2020. This was partially offset by the benefits of permanent cost savings from the Company’s transformation activities, such as more efficient operating hours and corresponding labor, contributing to the improvement in the current year SG&A as a percentage of sales.
Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, called “Signet Path to Brilliance” (the “Plan”), to, among other objectives, reposition the Company to be a share gaining, OmniChannel jewelry category leader. The Plan was substantially completed as of the end of Fiscal 2021. Credits to restructuring expense of $0.9 million and $1.6 million, were recognized in the 13 and 26 weeks ended July 31, 2021, respectively, and related to the adjustment of previously recognized Plan liabilities. Restructuring expenses of $28.9 million and $41.6 million were recognized in the 13 and 26 weeks ended August 1, 2020, respectively. Charges primarily related to store closures, severance costs, and professional fees for legal and consulting services related to the Plan. See Note 5 for additional information.
Asset impairments, net
The Company recorded net pre-tax asset impairment gain of $0.2 million and a pre-tax asset impairment charge of $20.3 million during the 13 weeks ended July 31, 2021 and August 1, 2020, respectively. All amounts relate to long-lived asset impairments (including the gain on termination of leases).
Asset impairment charges of $1.3 million and $156.6 million were recognized in the 26 weeks ended July 31, 2021 and August 1, 2020, respectively. For the 26 weeks ended August 1, 2020, the Company recorded charges related to the impairment of goodwill, intangible assets and long-lived assets of $10.7 million, $83.3 million and $62.6 million, respectively.
See Notes 14 and 16 for additional information on the asset impairments.
Other operating income, net
During the 13 and 26 weeks ended July 31, 2021, other operating income, net, was $9.3 million and $12.4 million, respectively, primarily driven by interest income on the Company’s non-prime credit card portfolio and UK government subsidies granted for restrictions imposed on non-essential businesses. For the 26 weeks ended August 1, 2020, other operating income, net was $4.7 million primarily driven by gains recognized as a result of the Company liquidating derivative financial instruments primarily related to forecasted commodity purchases that were deemed no longer effective in light of the economic impacts of the COVID-19 pandemic. These gains were offset by a charge related to the proposed settlement of previously disclosed shareholder litigation matters. See Note 17 and Note 22 for additional information on these matters.
Operating income (loss)
In the second quarter of Fiscal 2022, operating income (loss) was $225.4 million or 12.6% of sales, compared to $(89.7) million or (10.1)% of sales in the prior year second quarter. In the first half of Fiscal 2022, operating income (loss) was $394.1 million or 11.3% of sales compared to $(389.3) million or (22.4)% of sales in the prior year comparable period. This increase reflects sales returning to pre-pandemic levels as well as permanent cost savings, driven by lower fixed occupancy costs, staff related costs and supply chain savings partially offset by higher incentive compensation and higher advertising costs. For the 13 weeks ended August 1, 2020, operating income reflects the impact of the temporary closure of all stores as a result of the COVID-19 pandemic in March 2020. In addition, results for the 13 weeks ended August 1, 2020 were also inclusive of impacts of lower sales and asset impairment charges, offset by lower staff costs and other variable costs.

Signet’s operating income (loss) by segment for the second quarter is as follows:

	Fiscal 2022		Fiscal 2021
(in millions)	$	% of segment sales	$	% of segment sales
North America segment (1)	$237.3	14.4%	$(57.0)	(6.9)%
International segment (2)	15.5	11.9%	(15.6)	(25.6)%
Other segment	(0.1)	nm	(0.2)	nm
Corporate and unallocated expenses (3)	(27.3)	nm	(16.9)	nm
Operating income (loss)	$225.4	12.6%	$(89.7)	(10.1)%

Signet’s operating income (loss) by segment for the year to date period is as follows:

	Fiscal 2022		Fiscal 2021
(in millions)	$	% of segment sales	$	% of segment sales
North America segment (1)	$449.3	13.8%	$(291.2)	(18.2)%
International segment (2)	(4.2)	(2.2)%	(54.2)	(43.1)%
Other segment	(1.0)	nm	(0.5)	nm
Corporate and unallocated expenses (3)	(50.0)	nm	(43.4)	nm
Operating income (loss)	$394.1	11.3%	$(389.3)	(22.4)%
(1)    Operating income (loss) during the 13 and 26 weeks ended July 31, 2021 includes: $0.0 million and $1.1 million, respectively, of acquisition-related expenses in connection with the Rocksbox acquisition; $1.4 million of gains associated with the sale of customer in-house finance receivables; $(0.3) million and $(1.0) million, respectively, to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities; and $(0.2) million and $1.3 million, respectively, of net asset impairments. See Note 1, Note 5, Note 11, and Note 14 for additional information.
Operating income (loss) during the 13 and 26 weeks ended August 1, 2020 includes: a $0.2 million and $0.6 million benefit, respectively, recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities; charges of $27.7 million and $36.6 million, respectively, primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities; and asset impairment charges of $17.5 million and $135.4 million, respectively. See Note 5, Note 14, and Note 16 for additional information.
(2)    Operating income (loss) during the 13 and 26 weeks ended August 1, 2020 includes: charges of $1.0 million and $4.6 million, respectively, related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities; and asset impairment charges of $2.8 million and $21.2 million, respectively. See Note 5, Note 14, and Note 16 for additional information.
(3)    Operating income (loss) during the 13 and 26 weeks ended July 31, 2021 includes $-0.6 million credit to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities. See Note 5 for additional information.
Operating income (loss) during the 13 and 26 weeks ended August 1, 2020 includes: $(1.0) million and $7.5 million, respectively, related to the settlement of previously disclosed shareholder litigation matters, inclusive of expected insurance proceeds; and charges of $0.2 million and $0.4 million, respectively, primarily related to severance and professional services recorded in conjunction with the Company’s restructuring activities. See Note 5 and Note 22 for additional information.
nm    Not meaningful.

Interest expense, net
In the 13 and 26 weeks ended July 31, 2021, net interest expense was $4.4 million and $8.3 million, respectively, compared to $9.4 million and $16.5 million in the 13 and 26 weeks ended August 1, 2020, respectively. The decrease in Fiscal 2022 is primarily due to lower average borrowings compared to prior year.
Income taxes
In the second quarter of Fiscal 2022, income tax benefit was $3.5 million, an effective tax rate (“ETR”) of (1.6)%, compared to the income tax benefit of $17.2 million, an ETR of 17.4% in the prior year comparable period. The ETR for the 13 weeks ended July 31, 2021 was lower than the US federal income tax rate primarily due to the favorable impact of the reversal of the valuation allowance recorded against certain state deferred tax assets. In the first quarter of Fiscal 2021, the Company recorded a valuation allowance on certain state deferred tax assets based primarily on its three-year cumulative loss position. During the second quarter of Fiscal 2022, the Company evaluated evidence to consider the reversal of the valuation allowance on its state net deferred tax assets and determined that there was sufficient positive evidence to conclude that it is more likely than not its state deferred tax assets are realizable. In determining the likelihood of future realization of the state deferred tax assets, the Company considered both positive and negative evidence. As a result, the Company believed that the weight of the positive evidence, including the cumulative income position in the three most recent years as of July 31, 2021 and forecasts for a sustained level of future taxable income, was sufficient to overcome the weight of the negative evidence, and thus recorded a $49.8 million tax benefit to release the valuation allowance against the Company's state deferred tax assets in the second quarter of Fiscal 2022. The ETR for the 13 weeks ended August 1, 2020 was unfavorably impacted by the anticipated annual mix of pre-tax income by jurisdiction resulting in the projection of US state and local income tax expense on income in jurisdictions which are not offset by the consolidated loss.
In the year to date period of Fiscal 2022, income tax expense was $23.0 million, an ETR of 6.0%, compared to an income tax benefit of $126.7 million, an ETR of 31.2% in the prior year comparable period. The ETR for the 26 weeks ended July 31, 2021 was lower than the US federal income tax rate primarily due to the favorable impact of the reversal of the valuation allowance recorded against certain state deferred tax assets, as noted above. The year to date ETR in the prior year comparable period was primarily impacted by the anticipated tax benefit of $106.5 million relating to the CARES Act offset by the unfavorable impact of the valuation allowance recorded against certain US and state deferred tax assets of $56.7 million and the impairment of goodwill which was not deductible for tax purposes. Refer to Note 10 for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior unsecured asset-based revolving credit facility (the “ABL Revolving Facility”). As of July 31, 2021, the Company had approximately $1.6 billion of cash and cash equivalents and $148.0 million of outstanding debt, with $1.2 billion of availability under its ABL Revolving Facility.
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
During the second quarter of Fiscal 2022, the Company also made significant progress in line with its Inspiring Brilliance growth strategy through two key financial milestones. First, the Company renegotiated its $1.5 billion ABL Facility, as further described in Note 19, to extend the maturity until 2026 and allow overall greater financial flexibility to grow the business and provide an additional option to address the 2024 maturities for its Senior Notes and Preferred Shares, if necessary.
Second, as described in Note 11, the Company entered into amended and restated receivable purchase agreements with CarVal and Castlelake regarding the purchase of add-on receivables on such Investors’ existing accounts, as well as the purchase of the Company-owned credit card receivables portfolio for accounts that had been originated through Fiscal 2021. These agreements provide Signet with improved terms for the next two years, as well as fully remove consumer credit risk from the balance sheet. During the second quarter of Fiscal 2022, Signet received cash proceeds of $57.8 million for the sale of these customer in-house finance receivables, as well as received $23.5 million from the Investors for the payment obligation of the remaining 5% of the receivables previously purchased in June 2018.
The Company has declared the second quarter Fiscal 2022 preferred share dividend (payable during the third quarter of Fiscal 2022) payable in cash. Signet has also elected to reinstate the dividend program on the common shares beginning in the second quarter of Fiscal 2022. In addition, on August 23, 2021, the Board authorized a reinstatement of repurchases under the 2017 Program, as well as an increase in the remaining amount of shares authorized for repurchase under the 2017 Program, from $165.6 million to $225 million. The Company anticipates that repurchases will begin in the third quarter of Fiscal 2022.
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
Signet derives most of its operating cash flows through the sale of merchandise and extended service plans. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by third-party credit or debit card. As further discussed in Note 11, the Company has outsourced its entire credit card portfolio, and it receives cash from its outsourced financing partners (net of applicable fees) within two days of the customer sale. Offsetting these receipts, the Company’s largest operating expenses are the purchase of inventory, store occupancy costs (including rent), and payroll and payroll-related benefits.
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2022 and Fiscal 2021:

	26 weeks ended
(in millions)	July 31, 2021	August 1, 2020
Net cash provided by operating activities	$458.5	$156.1
Net cash used in investing activities	(44.7)	(20.5)
Net cash (used in) provided by financing activities	(15.9)	696.3
Increase in cash and cash equivalents	$397.9	$831.9

Cash and cash equivalents at beginning of period	$1,172.5	$374.5
Increase in cash and cash equivalents	397.9	831.9
Effect of exchange rate changes on cash and cash equivalents	3.4	(2.4)
Cash and cash equivalents at end of period	$1,573.8	$1,204.0
Operating activities
Net cash provided by operating activities was $458.5 million compared to net cash provided by operating activities of $156.1 million in the prior year comparable period, primarily due to higher operating income in the current year versus the prior comparable period, in which the Company experienced closures to all of its stores beginning at the end of March 2020 and other business disruptions as a result of the impacts of the COVID-19 pandemic.
•Net income was $363.0 million compared to net loss of $278.8 million in the prior year period, an increase of $641.8 million.
•Deferred taxes was a use of $33.2 million in the current period, compared to a source of $115.0 million in the prior year period. Changes in current income taxes was a use of $3.8 million in the current period compared to a use of $243.0 million in the prior year. The year over year change was primarily the result of the net operating loss carryback filed in the first quarter of Fiscal 2021 in accordance with the provisions of the CARES Act. Refer to Note 10 for more information. The loss carryback was collected in the third quarter of Fiscal 2021.
•Non-cash impairment charges were $1.3 million compared to $156.6 million in the prior year period. See Note 14 for additional information regarding asset impairments.
•During the current period, the Company sold its existing customer in-house finance receivables, as well as collected the payment obligation of the remaining 5% of the receivables previously sold in June 2018. This resulted in cash proceeds of $81.3 million. See Note 11 for further information.
•Cash provided by inventory was $33.9 million compared to $135.3 million in the prior year period. Inventory decreased more in the prior year primarily due to store closures and cash management initiatives implemented as a result of COVID-19.
•Cash used by accounts payable was $95.6 million compared to cash provided of $65.5 million in the prior year period, as the Company paid down a significant portion of its fourth quarter merchandise purchases from the Holiday Season. In the prior year period, as a result of cash management initiatives implemented as a result of the COVID-19, the Company began utilizing extended terms with its vendors.
•Cash provided by other assets and other receivables was $244.0 million in the prior year period and was driven primarily by the collection of insurance proceeds related to the shareholder litigation settlement described in Note 22. Offsetting these cash proceeds was the payment of the settlement amount during the prior year period, which resulted in cash used by accrued expenses and other liabilities of $241.1 million.
•Cash used by changes in operating leases was $44.7 million in Fiscal 2022, compared to cash provided of $64.2 million in the prior year period, driven by the Company’s deferral of rent payments due beginning in April 2020, which were partially repaid during Fiscal 2022. See Note 15 for further information.
Investing activities
Net cash used in investing activities for the 26 weeks ended July 31, 2021 was $44.7 million compared to net cash used in investing activities of $20.5 million in the prior period. Cash used in Fiscal 2022 was primarily related to the acquisition of Rocksbox Inc. for $14.4 million (net of cash acquired) and capital expenditures of $32.2 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. The Company reduced planned capital expenditures in Fiscal 2021 due to uncertainty around COVID-19; however, it expects to spend between $190 million and $200 million in Fiscal 2022, focusing on technology, banner differentiation and innovation.
Stores opened and closed in the 26 weeks ended July 31, 2021:

Store count by segment	January 30, 2021	Openings	Closures	July 31, 2021
North America segment (1)	2,481	27	(22)	2,486
International segment (1)	352	—	(1)	351
Signet	2,833	27	(23)	2,837
(1)    The net change in selling square footage for Fiscal 2022 year to date for the North America and International segments was (0.4%) and (0.3%), respectively.
Financing activities
Net cash used in financing activities for the 26 weeks ended July 31, 2021 was $15.9 million, primarily due to dividends paid of $8.2 million and payment of debt issuance costs of $3.6 million related to the modification to the ABL Facility.
Net cash provided by financing activities for the 26 weeks ended August 1, 2020 was $696.3 million, consisted primarily of net borrowings of $733.2 million partially offset by $27.1 million for dividend payments on common and preferred shares. See further information on debt movements below.
Movement in cash and indebtedness
Cash and cash equivalents at July 31, 2021 were $1.6 billion compared to $1.2 billion as of August 1, 2020. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 19, on July 28, 2021, the Company entered into an agreement to amend the ABL Revolving Facility. The amendment extends the maturity of the ABL Revolving Facility to July 28, 2026 and allows the Company to increase the size of the ABL Revolving Facility by up to $600 million.
At July 31, 2021, Signet had $148.0 million of outstanding debt, consisting almost entirely of $147.6 million of Senior Notes.
At August 1, 2020, Signet had $1.3 billion of outstanding debt, consisting of $147.6 million of Senior Notes, $1.1 billion on the ABL Revolving Facility, $100.0 million on the FILO Term Loan Facility and $4.6 million of bank overdrafts. On March 19, 2020, as a prudent measure in response to the COVID-19 pandemic to increase the Company’s financial flexibility and bolster its cash position, the Company elected to access $900 million on the ABL Revolving Facility. Subsequently in Fiscal 2021, the Company fully repaid the $100 million FILO Term Loan Facility and the outstanding balance of the ABL Revolving Facility. Refer to Note 19 for further information regarding the Company’s indebtedness.
The Company had stand-by letters of credit outstanding of $18.8 million as of July 31, 2021 that reduces borrowing capacity under the ABL Revolving Facility.

Net cash was $1.4 billion as of July 31, 2021 compared to net debt of $136.7 million as of August 1, 2020. Refer to the non-GAAP measures discussed above for the definition of net cash (debt) and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of July 31, 2021, January 30, 2021 and August 1, 2020, the Company was in compliance with all debt covenants.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as accounts for a substantial portion of the annual operating profit. However, in Fiscal 2022, Signet has experienced shifts in discretionary spending and consumer behavior that may cause the fourth quarter to account for a lower percentage of annual sales and profits. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
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

	Summarized Balance Sheets
(in millions)	July 31, 2021	January 30, 2021
Total current assets	$3,886.9	$3,799.6
Total non-current assets	2,351.4	2,475.9
Total current liabilities	2,232.5	2,357.1
Total non-current liabilities	3,482.1	3,578.7
Redeemable preferred stock	651.3	642.3
Total due from Non-Guarantors (1)	355.2	395.9
Total due to Non-Guarantors (1)	1,718.8	1,695.0
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	26 weeks ended	Year Ended
(in millions)	July 31, 2021	January 30, 2021
Sales	$3,236.3	$4,894.8
Gross margin	1,358.8	1,681.7
Income (loss) before income taxes (2)	442.5	161.1
Net income (loss) (2)	424.5	240.1
(2)    Includes income from intercompany transactions with Non-Guarantors of $55.0 million for the 26 weeks ended July 31, 2021, and income of $231.2 million for the year ended January 30, 2021. Intercompany transactions primarily include intercompany dividends and interest.

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

Signet’s market risk profile as of July 31, 2021 has not materially changed since January 30, 2021. The market risk profile as of January 30, 2021 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 19, 2021.
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
Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 31, 2021.
Changes in Internal Control over Financial Reporting
During the second quarter of Fiscal 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 22 of the Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 that was filed with the SEC on March 19, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the second quarter of Fiscal 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 2, 2021 to May 29, 2021	3	$60.07	—	$165,586,651
May 30, 2021 to June 26, 2021	1,920	$74.67	—	$165,586,651
June 27, 2021 to July 31, 2021	1,051	$74.37	—	$165,586,651
Total	2,974	$74.55	—	$165,586,651
(1)    Includes 2,974 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting of restricted share awards under share-based compensation programs. These shares are not repurchased in connection with any publicly announced share repurchase programs.
(2)    In June 2017, the Board of Directors authorized the repurchase of up to $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice. In August 2021, the Board of Directors authorized the increase in the remaining share repurchase under the 2017 Program of up to $225.0 million.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1#
Amended and Restated Credit Card Program Agreement, by and among Sterling Jewelers Inc. and Comenity Bank, dated May 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed June 10, 2021).

10.2#
Amended and Restated Private Label Credit Card Program Agreement, by and among Zale Delaware, Inc. and Comenity Capital Bank, dated May 17, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed June 10, 2021).

10.3
Second Amendment to Credit Agreement, dated as of July 28, 2021, among Signet Jewelers Limited, as holdings; Signet Group Limited, as the lead administrative borrower; Signet Group Treasury Services Inc., Sterling Jewelers Inc., Signet Trading Limited, Zale Canada Co., Sterling Inc., Zale Delaware Inc., R2Net Inc. and R2Net Manufacturing Inc., each as a borrower; the lenders and issuers party thereto; and Bank of America, N.A., as administrative agent, collateral agent and security trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2021).

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

Signet Jewelers Limited

Date:	September 2, 2021	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial and Strategy Officer (Principal Financial Officer)