Form 10-Q
period 2021-10-30
SIGNET JEWELERS LTD
filed 2021-12-02
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 30, 2021 or

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
Common Shares, $0.18 par value, 52,623,317 shares as of November 26, 2021

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020	Notes
Sales	$1,537.8	$1,300.3	$5,014.7	$3,040.4	3
Cost of sales	(962.2)	(863.8)	(3,043.1)	(2,176.0)
Restructuring charges - cost of sales	—	(2.0)	—	(1.4)	5
Gross margin	575.6	434.5	1,971.6	863.0
Selling, general and administrative expenses	(470.5)	(389.3)	(1,485.1)	(1,013.6)
Restructuring charges	1.7	(3.6)	3.3	(45.2)	5
Asset impairments, net	(0.7)	(1.5)	(2.0)	(158.1)	14
Other operating income, net	0.8	(0.4)	13.2	4.3
Operating income (loss)	106.9	39.7	501.0	(349.6)	4
Interest expense, net	(4.1)	(9.1)	(12.4)	(25.6)
Other non-operating expense, net	(1.1)	—	(0.9)	0.3
Income (loss) before income taxes	101.7	30.6	487.7	(374.9)
Income taxes	(9.1)	(21.3)	(32.1)	105.4	10
Net income (loss)	$92.6	$9.3	$455.6	$(269.5)
Dividends on redeemable convertible preferred shares	(8.7)	(8.4)	(25.9)	(24.9)	7
Net income (loss) attributable to common shareholders	$83.9	$0.9	$429.7	$(294.4)

Earnings (loss) per common share:
Basic	$1.59	$0.02	$8.17	$(5.67)	8
Diluted	$1.45	$0.02	$7.27	$(5.67)	8
Weighted average common shares outstanding:
Basic	52.9	52.1	52.6	51.9	8
Diluted	63.7	53.4	62.7	51.9	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	October 30, 2021			October 31, 2020
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$92.6			$9.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.3)	—	(4.3)	(2.8)	—	(2.8)
Available-for-sale securities:
Unrealized gain (loss)	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Cash flow hedges:
Unrealized gain (loss)	0.4	—	0.4	—	—	—
Reclassification adjustment for losses (gains) to earnings	0.1	—	0.1	(1.8)	(0.1)	(1.9)
Pension plan:
Actuarial loss	(72.9)	14.0	(58.9)	—	—	—
Reclassification adjustment for amortization of actuarial losses to earnings	1.0	(0.2)	0.8	0.1	—	0.1
Reclassification adjustment for amortization of net prior service costs to earnings	—	—	—	0.4	(0.1)	0.3
Total other comprehensive income (loss)	$(75.8)	$13.8	$(62.0)	$(4.2)	$(0.2)	$(4.4)
Total comprehensive income (loss)			$30.6			$4.9

	39 weeks ended
	October 30, 2021			October 31, 2020
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$455.6			$(269.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	3.1	—	3.1	(11.1)	—	(11.1)
Available-for-sale securities:
Unrealized gain (loss)	(0.2)	—	(0.2)	0.3	—	0.3
Cash flow hedges:
Unrealized gain (loss)	0.2	—	0.2	0.2	—	0.2
Reclassification adjustment for losses (gains) to earnings	0.6	(0.1)	0.5	(13.4)	2.6	(10.8)
Pension plan:
Actuarial loss	(72.9)	14.0	(58.9)	—	—	—
Reclassification adjustment for amortization of actuarial losses to earnings	1.4	(0.3)	1.1	0.2	—	0.2
Reclassification adjustment for amortization of net prior service costs to earnings	0.1	—	0.1	0.7	(0.1)	0.6
Total other comprehensive income (loss)	$(67.7)	$13.6	$(54.1)	$(23.1)	$2.5	$(20.6)
Total comprehensive income (loss)			$401.5			$(290.1)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	October 30, 2021	January 30, 2021	October 31, 2020	Notes
Assets
Current assets:
Cash and cash equivalents	$1,516.9	$1,172.5	$1,332.6
Accounts receivable, net	19.3	88.7	58.3	12
Other current assets	194.9	236.6	228.6
Income taxes	115.4	51.7	111.1
Inventories	2,148.3	2,032.5	2,174.0	13
Total current assets	3,994.8	3,582.0	3,904.6
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,275.1, $1,198.1 and $1,167.7, respectively	513.2	605.5	612.6
Operating lease right-of-use assets	1,195.3	1,362.2	1,395.4	15
Goodwill	245.0	238.0	238.0	16
Intangible assets, net	189.2	179.0	178.8	16
Other assets	215.0	195.8	189.5
Deferred tax assets	35.0	16.4	13.6
Total assets	$6,387.5	$6,178.9	$6,532.5
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$0.3	$—	$3.6	19
Accounts payable	868.2	812.6	558.4
Accrued expenses and other current liabilities	469.2	494.1	500.0
Deferred revenue	307.0	288.7	258.5	3
Operating lease liabilities	304.4	377.3	379.0	15
Income taxes	22.7	26.0	32.0
Total current liabilities	1,971.8	1,998.7	1,731.5
Non-current liabilities:
Long-term debt	147.0	146.7	1,036.2	19
Operating lease liabilities	994.0	1,147.3	1,190.3	15
Other liabilities	129.1	111.1	97.3
Deferred revenue	813.2	783.3	764.3	3
Deferred tax liabilities	146.1	159.2	163.1
Total liabilities	4,201.2	4,346.3	4,982.7
Commitments and contingencies				22
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (January 30, 2021 and October 31, 2020: 0.625 shares outstanding)	651.7	642.3	633.9	6
Shareholders’ equity:
Common shares of $.18 par value: authorized 500 shares, 52.6 shares outstanding (January 30, 2021 and October 31, 2020: 52.3 outstanding)	12.6	12.6	12.6
Additional paid-in capital	271.8	258.8	254.1
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 17.4 shares (January 30, 2021 and October 31, 2020: 17.7 shares)	(986.3)	(980.2)	(980.4)
Retained earnings	2,580.7	2,189.2	1,943.6
Accumulated other comprehensive loss	(344.6)	(290.5)	(314.4)	9
Total shareholders’ equity	1,534.6	1,190.3	915.9
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,387.5	$6,178.9	$6,532.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(in millions)	October 30, 2021	October 31, 2020
Cash flows from operating activities
Net income (loss)	$455.6	$(269.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122.9	130.3
Amortization of unfavorable contracts	(2.9)	(4.1)
Share-based compensation	36.4	9.6
Deferred taxation	(20.1)	149.1
Asset impairments, net	2.0	158.1
Restructuring charges	—	13.2
Other non-cash movements	2.0	1.7
Changes in operating assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable	13.0	(19.9)
Proceeds from sale of in-house finance receivables	81.3	—
(Increase) decrease in other assets and other receivables	(12.9)	188.2
(Increase) decrease in inventories	(112.1)	151.1
Increase in accounts payable	36.8	325.2
Decrease in accrued expenses and other liabilities	(25.6)	(192.5)
Change in operating lease assets and liabilities	(59.9)	43.9
Increase in deferred revenue	47.1	25.2
Change in income tax receivable and payable	(67.3)	(99.7)
Pension plan contributions	(12.4)	(3.2)
Net cash provided by operating activities	483.9	606.7
Investing activities
Purchase of property, plant and equipment	(50.5)	(41.1)
Purchase of available-for-sale securities	(1.0)	—
Proceeds from sale of available-for-sale securities	3.1	3.4
Acquisition of Rocksbox Inc., net of cash acquired	(14.6)	—
Net cash used in investing activities	(63.0)	(37.7)
Financing activities
Dividends paid on common shares	(9.5)	(19.3)
Dividends paid on redeemable convertible preferred shares	(16.4)	(7.8)
Repurchase of common shares	(41.1)	—
Proceeds from revolving credit facilities	—	900.0
Repayments of revolving credit facilities	—	(380.0)
Payment of debt issuance costs	(3.9)	—
Increase (decrease) of bank overdrafts	0.3	(84.2)
Other financing activities	(7.5)	(13.6)
Net cash (used in) provided by financing activities	(78.1)	395.1
Cash and cash equivalents at beginning of period	1,172.5	374.5
Increase in cash and cash equivalents	342.8	964.1
Effect of exchange rate changes on cash and cash equivalents	1.6	(6.0)
Cash and cash equivalents at end of period	$1,516.9	$1,332.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 30, 2021	$12.6	$258.8	$0.4	$(980.2)	$2,189.2	$(290.5)	$1,190.3
Net income	—	—	—	—	138.4	—	138.4
Other comprehensive income	—	—	—	—	—	6.9	6.9
Dividends declared:
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Net settlement of equity-based awards	—	(14.6)	—	15.0	(14.8)	—	(14.4)
Share-based compensation expense	—	8.0	—	—	—	—	8.0
Balance at May 1, 2021	$12.6	$252.2	$0.4	$(965.2)	$2,304.2	$(283.6)	$1,320.6
Net income	—	—	—	—	224.6	—	224.6
Other comprehensive income	—	—	—	—	—	1.0	1.0
Dividends declared:
Common shares, $0.18/share	—	—	—	—	(9.5)	—	(9.5)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Net settlement of equity based awards	—	(2.9)	—	14.2	(1.4)	—	9.9
Share-based compensation expense	—	17.5	—	—	—	—	17.5
Balance at July 31, 2021	$12.6	$266.8	$0.4	$(951.0)	$2,509.3	$(282.6)	$1,555.5
Net income	—	—	—	—	92.6	—	92.6
Other comprehensive loss	—	—	—	—	—	(62.0)	(62.0)
Dividends declared:
Common shares, $0.18/share	—	—	—	—	(9.5)	—	(9.5)
Preferred shares, $13.14/share	—	—	—	—	(8.7)	—	(8.7)
Repurchase of common shares	—	—	—	(41.1)	—	—	(41.1)
Net settlement of equity based awards	—	(5.9)	—	5.8	(3.0)	—	(3.1)
Share-based compensation expense	—	10.9	—	—	—	—	10.9
Balance at October 30, 2021	$12.6	$271.8	$0.4	$(986.3)	$2,580.7	$(344.6)	$1,534.6

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2020	$12.6	$245.4	$0.4	$(984.9)	$2,242.9	$(293.8)	$1,222.6
Net loss	—	—	—	—	(197.1)	—	(197.1)
Other comprehensive loss	—	—	—	—	—	(34.0)	(34.0)
Dividends declared:
Preferred shares, $12.50/share	—	—	—	—	(8.2)	—	(8.2)
Net settlement of equity-based awards	—	(0.4)	—	(0.3)	(0.2)	—	(0.9)
Share-based compensation expense	—	1.4	—	—	—	—	1.4
Balance at May 2, 2020	$12.6	$246.4	$0.4	$(985.2)	$2,037.4	$(327.8)	$983.8
Net loss	—	—	—	—	(81.7)	—	(81.7)
Other comprehensive income	—	—	—	—	—	17.8	17.8
Dividends declared:
Preferred shares, $12.66/share	—	—	—	—	(8.3)	—	(8.3)
Net settlement of equity based awards	—	(0.5)	—	4.1	(3.7)	—	(0.1)
Share-based compensation expense	—	4.9	—	—	—	—	4.9
Balance at August 1, 2020	$12.6	$250.8	$0.4	$(981.1)	$1,943.7	$(310.0)	$916.4
Net income	—	—	—	—	9.3	—	9.3
Other comprehensive income loss	—	—	—	—	—	(4.4)	(4.4)
Dividends declared:
Preferred shares, $12.81/share	—	—	—	—	(8.4)	—	(8.4)
Net settlement of equity based awards	—	—	—	0.7	(1.0)	—	(0.3)
Share-based compensation expense	—	3.3	—	—	—	—	3.3
Balance at October 31, 2020	$12.6	$254.1	$0.4	$(980.4)	$1,943.6	$(314.4)	$915.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America, International, and Other. The “Other” reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. See Note 4 for additional discussion of the Company’s reportable segments.
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
The full extent and duration of the impact of COVID-19 on the Company’s operations and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and possible resurgence of COVID-19 (including through variants), the success of the vaccine rollout globally, its impact on the Company’s global supply chain, and the uncertainty of customer behavior and potential shifts in discretionary spending. The Company will continue to evaluate the impact of COVID-19 on its business, results of operations and cash flows throughout Fiscal 2022, including the potential impacts on various estimates and assumptions inherent in the preparation of the condensed consolidated financial statements.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2022 and Fiscal 2021 refer to the 52 week periods ending January 29, 2022 and ended January 30, 2021, respectively. Within these condensed consolidated financial statements, the third quarter of the relevant fiscal years 2022 and 2021 refer to the 13 weeks ended October 30, 2021 and October 31, 2020, respectively.

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
Acquisition of Rocksbox
On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business, for cash consideration of $14.6 million, net of cash acquired. The acquisition was driven by Signet's "Inspiring Brilliance" strategy and its initiatives to accelerate growth in its services offerings. Based on a preliminary purchase price allocation, net assets acquired primarily consist of goodwill and intangible assets (see Note 16 for details). In connection with closing the acquisition, the Company incurred approximately $1.1 million of transaction-related costs for professional services in the 13 weeks ended May 1, 2021, which were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.
The results of Rocksbox subsequent to the acquisition date are reported as a component of the North America segment. See Note 4 for additional information regarding the Company’s reportable segments. Pro forma results of operations have not been presented, as the impact on the Company’s condensed consolidated financial results was not material.
Acquisition of Diamonds Direct
On October 8, 2021, the Company entered into an agreement (the “Transaction Agreement”) to acquire Diamonds Direct USA Inc., a Delaware corporation (“Diamonds Direct”). The acquisition was consummated on November 17, 2021. Diamonds Direct is an off-mall, destination jeweler in the US, operating in 22 retail locations with a highly productive, efficient operating model with demonstrated growth and profitability which is expected to immediately contribute to Signet’s “Inspiring Brilliance” strategy to accelerate growth and expand the Company’s market in accessible luxury and bridal. Diamonds Direct’s strong value proposition, extensive bridal offering and customer-centric, high-touch shopping experience is a destination for younger, luxury-oriented bridal shoppers.

The Company acquired 100% of the outstanding common stock of Diamonds Direct for cash consideration of $504.6 million, net of cash acquired, and subject to customary post-closing adjustments per the Transaction Agreement. In connection with the acquisition, the Company incurred $2.6 million of acquisition-related costs during the 13 weeks ended October 30, 2021, which were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Neither the Company’s condensed consolidated balance sheets nor the operating results or cash flows, as of and for the periods ended October 30, 2021, reflect the impact of Diamonds Direct as the acquisition was completed after the balance sheet date. Signet plans to report Diamonds Direct results within the Company’s North America segment.
2. New accounting pronouncements
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
New accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during Fiscal 2022 that have a material impact on the Company’s financial position or results of operations.
New accounting pronouncements issued but not yet adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires that an acquirer recognize and measure customer contract assets and liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts, rather than under Topic 805. Under prior guidance with Topic 805, a liability for deferred revenue was generally recognized in an acquirer’s financial statements as if it represented a legal obligation. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3. Revenue recognition
The following tables provide the Company’s revenue, disaggregated by banner, major product and channel, for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020:

	13 weeks ended October 30, 2021				13 weeks ended October 31, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$573.4	$—	$—	$573.4	$490.5	$—	$—	$490.5
Zales	291.9	—	—	291.9	251.4	—	—	251.4
Jared	277.1	—	—	277.1	232.7	—	—	232.7
Piercing Pagoda	111.4	—	—	111.4	93.7	—	—	93.7
James Allen	90.4	—	—	90.4	76.6	—	—	76.6
Peoples	45.9	—	—	45.9	37.8	—	—	37.8
International segment banners	—	120.9	—	120.9		106.9	—	106.9
Other (1)	4.1	—	22.7	26.8	—	—	10.7	10.7
Total sales	$1,394.2	$120.9	$22.7	$1,537.8	$1,182.7	$106.9	$10.7	$1,300.3

	39 weeks ended October 30, 2021				39 weeks ended October 31, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$1,923.8	$—	$—	$1,923.8	$1,149.0	$—	$—	$1,149.0
Zales	1,030.0	—	—	1,030.0	618.8	—	—	618.8
Jared	873.1	—	—	873.1	546.6	—	—	546.6
Piercing Pagoda	399.0	—	—	399.0	204.4	—	—	204.4
James Allen	300.7	—	—	300.7	184.7	—	—	184.7
Peoples	121.9	—	—	121.9	83.3	—	—	83.3
International segment banners	—	309.0	—	309.0	—	232.8	—	232.8
Other (1)	9.4	—	47.8	57.2		—	20.8	20.8
Total sales	$4,657.9	$309.0	$47.8	$5,014.7	$2,786.8	$232.8	$20.8	$3,040.4
(1) Includes sales from Signet’s diamond sourcing initiative and Rocksbox.

	13 weeks ended October 30, 2021				13 weeks ended October 31, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$640.9	$57.3	$—	$698.2	$564.5	$48.0	$—	$612.5
Fashion	524.6	23.3	—	547.9	400.7	19.5	—	420.2
Watches	48.7	44.0	—	92.7	33.6	33.4	—	67.0
Other (1)	180.0	(3.7)	22.7	199.0	183.9	6.0	10.7	200.6
Total sales	$1,394.2	$120.9	$22.7	$1,537.8	$1,182.7	$106.9	$10.7	$1,300.3

	39 weeks ended October 30, 2021				39 weeks ended October 31, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,064.5	$146.8	$—	$2,211.3	$1,295.7	$104.9	$—	$1,400.6
Fashion	1,866.7	53.7	—	1,920.4	993.1	44.8	—	1,037.9
Watches	154.2	102.2	—	256.4	81.9	73.3	—	155.2
Other (1)	572.5	6.3	47.8	626.6	416.1	9.8	20.8	446.7
Total sales	$4,657.9	$309.0	$47.8	$5,014.7	$2,786.8	$232.8	$20.8	$3,040.4
(1)     Other product sales primarily includes gift, beads and other miscellaneous jewelry sales, repairs, subscriptions, service plan and other miscellaneous non-jewelry sales.

	13 weeks ended October 30, 2021				13 weeks ended October 31, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,142.6	$99.4	$—	$1,242.0	$963.7	$87.1	$—	$1,050.8
E-commerce	251.6	21.5	—	273.1	219.0	19.8	—	238.8
Other	—	—	22.7	22.7	—	—	10.7	10.7
Total sales	$1,394.2	$120.9	$22.7	$1,537.8	$1,182.7	$106.9	$10.7	$1,300.3

	39 weeks ended October 30, 2021				39 weeks ended October 31, 2020
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$3,775.5	$235.8	$—	$4,011.3	$2,170.2	$175.8	$—	$2,346.0
E-commerce	882.4	73.2	—	955.6	616.6	57.0	—	673.6
Other	—	—	47.8	47.8	—	—	20.8	20.8
Total sales	$4,657.9	$309.0	$47.8	$5,014.7	$2,786.8	$232.8	$20.8	$3,040.4

Extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees.

Deferred selling costs
Unamortized deferred selling costs as of October 30, 2021, January 30, 2021 and October 31, 2020 were as follows:

(in millions)	October 30, 2021	January 30, 2021	October 31, 2020
Other current assets	$25.2	$26.2	$24.0
Other assets	87.2	85.1	81.7
Total deferred selling costs	$112.4	$111.3	$105.7
Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $12.4 million and $29.4 million during the 13 and 39 weeks ended October 30, 2021, respectively, and $8.5 million and $16.0 million during the 13 and 39 weeks ended October 31, 2020, respectively.
Deferred revenue
Deferred revenue consists of the following:

(in millions)	October 30, 2021	January 30, 2021	October 31, 2020
ESP deferred revenue	$1,066.3	$1,028.9	$983.2
Other deferred revenue (1)	53.9	43.1	39.6
Total deferred revenue	$1,120.2	$1,072.0	$1,022.8

Disclosed as:
Current liabilities	$307.0	$288.7	$258.5
Non-current liabilities	813.2	783.3	764.3
Total deferred revenue	$1,120.2	$1,072.0	$1,022.8
(1) Other deferred revenue includes primarily revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended		39 weeks ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
ESP deferred revenue, beginning of period	$1,063.8	$990.5	$1,028.9	$960.0
Plans sold (1)	103.2	83.8	345.9	193.2
Revenue recognized (2)	(100.7)	(91.1)	(308.5)	(170.0)
ESP deferred revenue, end of period	$1,066.3	$983.2	$1,066.3	$983.2
(1)    Includes impact of foreign exchange translation.
(2)    The Company recognized sales of $56.4 million and $192.8 million during the 13 and 39 weeks ended October 30, 2021, respectively, and $61.6 million and $115.8 million during the 13 and 39 weeks ended October 31, 2020, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP. In Fiscal 2021, no ESP revenue was recognized beginning on March 23, 2020 due to the temporary closure of the Company’s stores and service centers as a result of COVID-19. As the Company began reopening stores and service centers during the second quarter of Fiscal 2021, the Company resumed recognizing service revenue as it fulfilled its performance obligations under the ESP.
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
The Other reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended		39 weeks ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Sales:
North America segment	$1,394.2	$1,182.7	$4,657.9	$2,786.8
International segment	120.9	106.9	309.0	232.8
Other segment	22.7	10.7	47.8	20.8
Total sales	$1,537.8	$1,300.3	$5,014.7	$3,040.4

Operating income (loss):
North America segment (1)	$123.8	$52.9	$573.1	$(238.3)
International segment (2)	0.2	1.6	(4.0)	(52.6)
Other segment (3)	(0.4)	1.3	(1.4)	0.8
Corporate and unallocated expenses (4)	(16.7)	(16.1)	(66.7)	(59.5)
Total operating income (loss)	106.9	39.7	501.0	(349.6)
Interest expense, net	(4.1)	(9.1)	(12.4)	(25.6)
Other non-operating expense, net	(1.1)	—	(0.9)	0.3
Income (loss) before income taxes	$101.7	$30.6	$487.7	$(374.9)

(1)    Operating income (loss) during the 13 and 39 weeks ended October 30, 2021 includes $2.6 million of acquisition-related expenses in connection with the Diamonds Direct acquisition; and $0.7 million and $2.0 million, respectively, of net asset impairments. Operating income (loss) during the 39 weeks ended October 30, 2021 includes: $1.1 million of transaction-related expenses in connection with the Rocksbox acquisition; $1.4 million of gains associated with the sale of customer in-house finance receivables; and $(1.0) million to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities. See Note 1, Note 5, Note 11 and Note 14 for additional information.
Operating income (loss) during the 13 and 39 weeks ended October 31, 2020 includes: a $2.2 million and $1.6 million charge, respectively, related to inventory charges recorded in conjunction with the Company’s restructuring activities; charges of $0.7 million and $37.3 million, respectively, primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities; and asset impairment charges of $1.5 million and $136.9 million, respectively. See Note 5, Note 14 and Note 16 for additional information.
(2)    Operating income (loss) during the 13 and 39 weeks ended October 31, 2020 includes charges of $3.0 million and $7.6 million, respectively, related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities, and asset impairment charges of $21.2 million during the 39 weeks ended October 31, 2020. See Note 5, Note 14 and Note 16 for additional information.
(3)    Operating income (loss) during the 13 and 39 weeks ended October 31, 2020 includes a $0.2 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities. See Note 5 for additional information.
(4)    Operating income (loss) during the 13 and 39 weeks ended October 30, 2021 includes $(1.7) million and $(2.3) million, respectively, to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities. See Note 5 for additional information.
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
5. Restructuring plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”), to reposition the Company to be a share-gaining, OmniChannel jewelry category leader. Restructuring activities related to the Plan were substantially completed in Fiscal 2021. The Company recorded credits to restructuring expense of $1.7 million and $3.3 million, during the 13 and 39 weeks ended October 30, 2021, respectively, primarily related to adjustments to previously recognized Plan liabilities.

Restructuring charges and other Plan-related costs are classified in the condensed consolidated statements of operations as follows:

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Inventory charges	Restructuring charges - cost of sales	$—	$2.0	$—	$1.4
Other Plan related expenses	Restructuring charges	(1.7)	3.6	(3.3)	45.2
Total Signet Path to Brilliance Plan expenses		$(1.7)	$5.6	$(3.3)	$46.6

The composition of the restructuring charges the Company incurred during the 13 and 39 weeks ended October 30, 2021, as well as the cumulative amount incurred under the Plan through October 30, 2021, were as follows:

	13 weeks ended	39 weeks ended	Cumulative amount
(in millions)	October 30, 2021	October 30, 2021	October 30, 2021
Inventory charges	$—	$—	$72.8
Termination benefits	—	(1.1)	48.8
Store closure and other costs	(1.7)	(2.2)	127.7
Total Signet Path to Brilliance Plan expenses	$(1.7)	$(3.3)	$249.3
Plan liabilities of $2.3 million were recorded within accrued expenses and other current liabilities and Plan liabilities of $2.0 million were recorded within other liabilities in the condensed consolidated balance sheet as of October 30, 2021. The remaining Plan liabilities consist primarily of store closure liabilities. The following table summarizes the activity related to the Plan liabilities for Fiscal 2022:

(in millions)	Termination benefits	Store closure and other costs	Consolidated
Balance at January 30, 2021	$2.1	$8.1	$10.2
Payments and other adjustments	(0.9)	(1.7)	(2.6)
Charged (credited) to expense	(1.1)	(2.2)	(3.3)
Balance at October 30, 2021	$0.1	$4.2	$4.3
6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Redeemable Convertible Preference Shares (“Preferred Shares”) to certain affiliates of Leonard Green & Partners, L.P., for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears either in cash or by increasing the stated value of the Preferred Shares. The Company declared the Preferred Share dividend during the fourth quarter of Fiscal 2021 payable “in-kind” by increasing the Stated Value of the Preferred Shares. The Stated Value of the Preferred Shares increased by $12.97 per share during the first quarter of Fiscal 2022 when this dividend was paid, all of which will become payable upon liquidation of the Preferred Shares. The Company has declared the first, second, and third quarter Fiscal 2022 Preferred Share dividends payable in cash. Refer to Note 7 for additional discussion of the Company’s dividends on Preferred Shares.

(in millions, except conversion rate and conversion price)	October 30, 2021	January 30, 2021	October 31, 2020
Conversion rate	12.2297	12.2297	12.2297
Conversion price	$81.7682	$81.7682	$81.7682
Potential impact of preferred shares if-converted to common shares	8.0	7.9	7.8
Liquidation preference (1)	$665.0	$656.8	$648.7
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

Accumulated accretion recorded in the condensed consolidated balance sheets was $8.5 million as of October 30, 2021 (January 30, 2021 and October 31, 2020: $7.3 million and $6.9 million, respectively).
Accretion of $0.4 million and $1.2 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 and 39 weeks ended October 30, 2021 ($0.4 million and $1.2 million for the 13 and 39 weeks ended October 31, 2020).
7. Shareholders’ equity
Dividends on Common Shares
As a result of COVID-19, Signet’s Board of Directors (the “Board”) elected to temporarily suspend the dividend program on common shares, effective in the first quarter of Fiscal 2021. The Board elected to reinstate the dividend program on common shares beginning in second quarter of Fiscal 2022. Dividends declared on the common shares during the 39 weeks ended October 30, 2021 and October 31, 2020 were as follows:

	Fiscal 2022		Fiscal 2021
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$—	$—	$—	$—
Second quarter	0.18	9.5	—	—
Third quarter (1)	0.18	9.5	—	—
Total	$0.36	$19.0	$—	$—
(1) Signet’s dividend policy for common shares results in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 30, 2021, $9.5 million was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet reflecting the cash dividends on common shares declared for the third quarter of Fiscal 2022.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 39 weeks ended October 30, 2021 and October 31, 2020 were as follows:

	Fiscal 2022		Fiscal 2021
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$13.14	$8.2	$12.50	$7.8
Second quarter	13.14	8.2	12.66	7.9
Third quarter (1)	13.14	8.2	12.81	8.0
Total	$39.42	$24.6	$37.97	$23.7
(1)    Signet’s Preferred Shares dividends result in the dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 30, 2021, January 30, 2021, and October 31, 2020, $8.2 million, $8.1 million, and $8.0 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the dividends on the Preferred Shares declared for the third quarter of Fiscal 2022, fourth quarter of Fiscal 2021, and third quarter of Fiscal 2021, respectively.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net income (loss) attributable to common shareholders during the 13 and 39 weeks ended October 30, 2021 or October 31, 2020. See Note 6 for additional discussion of the Company’s Preferred Shares.
Share repurchases
Common shares repurchased during the 39 weeks ended October 30, 2021 and October 31, 2020 were as follows:

		39 weeks ended October 30, 2021			39 weeks ended October 31, 2020
(in millions, except per share amounts	Amount authorized	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program	$659.4	0.5	$41.1	$88.04	—	$—	N/A
(1)    Includes amounts paid for commissions.
On August 23, 2021, the Board authorized a reinstatement of repurchases under the 2017 Share Repurchase Program (the “2017 Program”), as well as an increase in the remaining amount of shares authorized for repurchase under the 2017 Program, from $165.6 million to $225 million. The 2017 Program had $183.9 million of shares authorized for repurchase remaining as of October 30, 2021.

8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Numerator:
Net income (loss) attributable to common shareholders	$83.9	$0.9	$429.7	$(294.4)
Denominator:
Weighted average common shares outstanding	52.9	52.1	52.6	51.9
EPS – basic	$1.59	$0.02	$8.17	$(5.67)
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares, restricted stock units, performance share units and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of performance share units represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period, and is based on the actual achievement of performance metrics through the end of the current interim period. The dilutive effect of Preferred Shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and Preferred Shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the Preferred Shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which Preferred Shares are dilutive, cumulative dividends and accretion for issuance costs associated with the Preferred Shares are added back to net income (loss) attributable to common shareholders. See Note 6 for additional discussion of the Company’s Preferred Shares.
The computation of diluted EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Numerator:
Net income (loss) attributable to common shareholders	$83.9	$0.9	$429.7	$(294.4)
Add: Dividends on Preferred Shares	8.7	—	25.9	—
Numerator for diluted EPS	$92.6	$0.9	$455.6	$(294.4)
Denominator:
Basic weighted average common shares outstanding	52.9	52.1	52.6	51.9
Plus: Dilutive effect of share awards	2.8	1.3	2.1	—
Plus: Dilutive effect of Preferred Shares	8.0	—	8.0	—
Diluted weighted average common shares outstanding	63.7	53.4	62.7	51.9
EPS – diluted	$1.45	$0.02	$7.27	$(5.67)
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive:

	13 weeks ended		39 weeks ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Share awards	—	0.7	—	1.6
Potential impact of Preferred Shares	—	7.8	—	7.7
Total anti-dilutive shares	—	8.5	—	9.3

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service costs	Accumulated other comprehensive loss
Balance at January 30, 2021	$(238.9)	$0.5	$(0.9)	$(47.2)	$(4.0)	$(290.5)
Other comprehensive income (loss) (“OCI”) before reclassifications	3.1	(0.2)	0.2	(58.9)	—	(55.8)
Amounts reclassified from AOCI to net income	—	—	0.5	1.1	0.1	1.7
Net current period OCI	3.1	(0.2)	0.7	(57.8)	0.1	(54.1)
Balance at October 30, 2021	$(235.8)	$0.3	$(0.2)	$(105.0)	$(3.9)	$(344.6)

The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		39 weeks ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$0.1	$—	$0.4	$—	Cost of sales (see Note 17)
Commodity contracts	—	(1.8)	0.2	(3.5)	Cost of sales (see Note 17)
Total before income tax	0.1	(1.8)	0.6	(3.5)
Losses (gains) on de-designating cash flow hedges:
Foreign currency contracts	—	—	—	(0.6)	Other operating income, net (see Note 17)
Commodity contracts	—	—	—	(9.3)	Other operating income, net (see Note 17)
Total before income tax	—	—	—	(9.9)
Income taxes	—	(0.1)	(0.1)	2.6
Net of tax	0.1	(1.9)	0.5	(10.8)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	1.0	0.1	1.4	0.2	Other non-operating income, net
Amortization of unrecognized net prior service costs	—	0.4	0.1	0.7	Other non-operating income, net
Total before income tax	1.0	0.5	1.5	0.9
Income taxes	(0.2)	(0.1)	(0.3)	(0.1)
Net of tax	0.8	0.4	1.2	0.8

Total reclassifications, net of tax	$0.9	$(1.5)	$1.7	$(10.0)
10. Income taxes

	39 weeks ended
	October 30, 2021	October 31, 2020
Estimated annual effective tax rate before discrete items	22.1%	19.5%
Discrete items recognized	(15.5)%	8.6%
Effective tax rate recognized in statements of operations	6.6%	28.1%

During the 39 weeks ended October 30, 2021, the Company’s effective tax rate was lower than the US federal income tax rate primarily due to the reversal of the valuation allowance recorded against certain state deferred tax assets, as well as additional benefits realized from the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) and other permanent differences. In the first quarter of Fiscal 2021, the Company recorded a valuation allowance on certain state deferred tax assets based primarily on its three-year cumulative loss position. During the second quarter of Fiscal 2022, the Company evaluated evidence to consider the reversal of the valuation allowance on its state net deferred tax assets and determined that there was sufficient positive evidence to conclude that it is more likely than not its state deferred tax assets are realizable. In determining the likelihood of future realization of the state deferred tax assets, the Company considered both positive and negative evidence. As a result, the Company believed that the weight of the positive evidence, including the cumulative income position in the three most recent years as of July 31, 2021 and forecasts for a sustained level of future taxable income, was sufficient to overcome the weight of the negative evidence, and thus recorded a $49.8 million tax benefit to release the valuation allowance against the Company's state deferred tax assets in the second quarter of Fiscal 2022. The Company’s effective tax rate for the same period during the prior year was higher than the US federal income tax rate primarily due to the benefits from the CARES Act recognized as a discrete item during the 39 weeks ended October 31, 2020, partially offset by the unfavorable impact of a valuation allowance recorded against certain US and state deferred tax assets and the impairment of goodwill which was not deductible for tax purposes.
The CARES Act provided a technical correction to the Tax Cuts and Jobs Act (“TCJA”) allowing fiscal year tax filers with federal net operating losses arising in the 2017/2018 tax year to be carried back two years to tax years that had higher enacted tax rates resulting in a tax benefit of $73.8 million recognized as a discrete item during the 39 weeks ended October 31, 2020. The CARES Act also provided for net operating losses incurred in Fiscal 2021 to be carried back five years to tax years with higher enacted tax rates resulting in an anticipated tax benefit of $23.5 million during the 39 weeks ended October 31, 2020, with an additional benefit recognized in the third quarter of Fiscal 2022 of $12.4 million. In addition, as discussed above, the Company recorded a valuation allowance of $66.9 million against certain deferred tax assets during the 39 weeks ended October 31, 2020. The estimated annual effective tax rate excludes the effects of any discrete items that may be recognized in future periods.
As of October 30, 2021, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of January 30, 2021.
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
12. Accounts receivable, net
The following table presents the components of Signet’s accounts receivable:

(in millions)	October 30, 2021	January 30, 2021	October 31, 2020
Customer in-house finance receivables, net	$—	$72.0	$39.6
Accounts receivable, trade	17.0	11.6	13.2
Accounts receivable, held for sale	2.3	5.1	5.5
Accounts receivable, net	$19.3	$88.7	$58.3

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
As described above, Signet continues to be the issuer of non-prime credit for add-on purchases on existing accounts. Therefore, the Company holds these non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the Investors. Receivables originated by the Company but pending transfer to the Investors as of period end were classified as “held for sale” and included in the accounts receivable caption in the condensed consolidated balance sheets. As of October 30, 2021, January 30, 2021, and October 31, 2020, the accounts receivable held for sale were recorded at fair value.
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
The vintage year was Fiscal 2021 for all customer in-house finance receivables presented below. The following table disaggregates the Company’s customer in-house finance receivables by credit quality:

(in millions)	January 30, 2021	October 31, 2020
Near Prime	$46.6	$26.4
Subprime	38.9	21.8
Deep Subprime	12.0	6.0
Total at amortized cost	$97.5	$54.2

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

The following table is a rollforward of the Company’s allowance for credit losses on customer in-house finance receivables:

	13 weeks ended		39 weeks ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Balance at beginning of period	$—	$7.1	$25.5	$—
Provision for credit losses	(0.6)	7.5	(1.0)	14.6
Write-offs	—	—	(5.5)	—
Recoveries	0.6	—	0.6	—
Reversal of allowance on receivables sold	—	—	(19.6)	—
Balance at end of period	$—	$14.6	$—	$14.6

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

The following table disaggregates the Company’s customer in-house finance receivables by past due status:

(in millions)	January 30, 2021	October 31, 2020
Current	$81.3	$47.6
1 - 30 days past due	9.1	4.0
31 - 60 days past due	2.6	1.5
61 - 90 days past due	1.7	0.7
Greater than 90 days past due	2.8	0.4
Total at amortized cost	$97.5	$54.2

Interest income related to the Company’s customer in-house finance receivables is included within other operating income, net in the condensed consolidated statements of operations. Accrued interest is included within the same line item as the respective principal amount of the customer in-house finance receivables in the condensed consolidated balance sheets. The accrual of interest is discontinued at the time the receivable is determined to be uncollectible and written-off. The Company recognized $6.5 million of interest income on its customer in-house finance receivables during the 39 weeks ended October 30, 2021. Interest income recognition ceased at the date of the sale of the portfolio as noted above. Interest income was immaterial in the prior year periods.
13. Inventories
The following table summarizes the Company’s inventory by classification:

(in millions)	October 30, 2021	January 30, 2021	October 31, 2020
Raw materials	$72.6	$45.3	$84.2
Finished goods	2,075.7	1,987.2	2,089.8
Total inventories	$2,148.3	$2,032.5	$2,174.0

As of October 30, 2021, inventory reserves were $48.5 million ($52.9 million and $42.2 million as of January 30, 2021 and October 31, 2020, respectively).

14. Asset impairments, net

The following table summarizes the Company's asset impairment activity for the periods presented:

	13 weeks ended		39 weeks ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Goodwill impairment (1)	$—	$—	$—	$10.7
Indefinite-lived intangible asset impairment (1)	—	—	—	83.3
Property and equipment impairment	0.3	1.5	1.5	27.2
Operating lease ROU asset impairment, net (2)	0.4	—	0.5	36.9
Total asset impairments, net	$0.7	$1.5	$2.0	$158.1
(1) Refer to Note 16 for additional information.
(2) The Company recorded $0.8 million of gains on terminations or modifications of leases resulting from previously recorded impairments of the ROU assets during the 39 weeks ended October 30, 2021. The Company recorded $0.9 million and $3.2 million of gains on terminations or modifications of leases resulting from previously recorded impairments of the ROU assets during the 13 and 39 weeks ended October 31, 2020, respectively.

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
Fiscal 2022
During Fiscal 2022, the Company completed its quarterly triggering event assessments and determined that triggering events had occurred for certain long-lived asset groups at individual stores based on real estate assessments (including store closure decisions) and store performance for the remaining lease period for certain stores that required an impairment assessment. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the initial recoverability test, a fair value assessment for these long-lived assets was performed. As a result of the estimated fair values, during the 13 weeks ended October 30, 2021, the Company recorded impairment charges for property and equipment of $0.3 million and ROU assets of $0.4 million. During the 39 weeks ended October 30, 2021 the Company recorded impairment charges for property and equipment of $1.5 million and ROU assets of $0.5 million, which is net of gains on terminations or modifications of leases resulting from previously recorded impairments of the ROU assets of $0.8 million.
The uncertainty of the COVID-19 impact to the Company’s business could continue to further negatively affect the operating performance and cash flows of the above identified stores or additional stores, including the magnitude and potential resurgence of COVID-19 (including variants), occupancy restrictions in the Company’s stores, the inability to achieve or maintain cost savings initiatives included in the business plans, changes in real estate strategy or macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store-level assets in future periods.
15. Leases
The Company deferred substantially all of its rent payments due in the months of April 2020 and May 2020. As of October 30, 2021, the Company had approximately $28 million of deferred rent payments remaining primarily in the UK. This remaining deferred rent is expected to be substantially repaid by the first half of Fiscal 2023. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any such interest or penalties to be probable. In April 2020, the FASB granted guidance (hereinafter, the practical expedient) permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of COVID-19. Instead, the entity may account for COVID-19 related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. In accordance with this practical expedient, the Company elected not to account for any concessions granted by landlords as a result of COVID-19 as lease modifications. Rent abatements under the practical expedient would be recorded as a negative variable lease cost. The Company negotiated with substantially all of its landlords and has received certain concessions in the form of rent deferrals and other lease or rent modifications. In addition, the Company recorded lease expense during the deferral periods in accordance with its existing policies.

Total lease costs consist of the following:

	13 weeks ended		39 weeks ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating lease cost	$107.0	$108.9	$322.0	$325.8
Short-term lease cost	1.8	2.1	8.2	12.8
Variable lease cost	26.0	27.8	87.5	79.7
Sublease income	(0.5)	(0.5)	(1.7)	(1.3)
Total lease cost	$134.3	$138.3	$416.0	$417.0
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
In connection with the acquisition of Rocksbox on March 29, 2021, the Company recognized $11.6 million of definite-lived intangible assets and $7.0 million of goodwill, which are reported in the North America segment. The weighted-average amortization period of the definite-lived intangibles assets acquired is eight years.
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

During the 13 weeks ended July 31, 2021, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and indefinite-lived trade names identified in the Zale, R2Net and Rocksbox acquisitions, and through the qualitative assessment the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values. Additionally, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the second quarter of Fiscal 2022 requiring interim impairment assessment for all reporting units with goodwill and indefinite-lived intangible assets.

During the 13 weeks ended October 30, 2021, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the third quarter of Fiscal 2022 requiring interim impairment assessment for all reporting units with goodwill and indefinite-lived intangible assets.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 30, 2021 (1)	$238.0
Acquisitions	7.0
Balance at October 30, 2021 (1)	$245.0
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million as of October 30, 2021 and January 30, 2021.

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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	October 30, 2021			January 30, 2021			October 31, 2020
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$15.8	$(4.6)	$11.2	$5.6	$(4.2)	$1.4	$5.6	$(4.0)	$1.6
Indefinite-lived intangible assets (1)	178.0	—	178.0	177.6	—	177.6	177.2	—	177.2
Total intangible assets, net	$193.8	$(4.6)	$189.2	$183.2	$(4.2)	$179.0	$182.8	$(4.0)	$178.8

Intangible liabilities, net	$(38.0)	$30.5	$(7.5)	$(38.0)	$27.5	$(10.5)	$(38.0)	$26.2	$(11.8)
(1) The change in the indefinite-lived intangible asset balances during the periods presented was due to the impact of foreign currency translation.

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

Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of October 30, 2021, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. These contracts were de-designated during the 13 weeks ended May 2, 2020. This de-designation occurred due to uncertainly around the volume of purchases in the Company’s UK business. These contracts were unlikely to retain hedge effectiveness given the change in circumstances as a result of COVID-19. Trading for these contracts resumed during the third quarter of Fiscal 2021. The total notional amount of these foreign currency contracts outstanding as of October 30, 2021 was $19.4 million (January 30, 2021 and October 31, 2020: $12.5 million and $13.5 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 30, 2021 and October 31, 2020: 12 months).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of October 30, 2021 was $96.0 million (January 30, 2021 and October 31, 2020: $107.6 million and $51.3 million, respectively).
Commodity forward purchase contracts and net zero premium collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw materials. During the 13 weeks ended May 2, 2020, the contracts which were still outstanding (and unrealized) were de-designated and liquidated. The contracts which were already settled remained designated as the hedged inventory purchases from these contracts were still on hand. The unrealized contracts were de-designated as a result of uncertainty around the Company’s future purchasing volume due to COVID-19 and thus the contracts were unlikely to retain hedge effectiveness. Trading for these contracts resumed during the third quarter of Fiscal 2021. Trading for these contracts was suspended during Fiscal 2022 due to the current commodity price environment and there was no material notional amount of these commodity derivative contracts outstanding as of October 30, 2021 and January 30, 2021 (October 31, 2020; 11,000 ounces).
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of October 30, 2021, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	October 30, 2021	January 30, 2021	October 31, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.1	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	0.1	—
Total derivative assets		$0.1	$0.1	$—

	Fair value of derivative liabilities
(in millions)	Balance sheet location	October 30, 2021	January 30, 2021	October 31, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$(0.3)	$—
Commodity contracts	Other current liabilities	—	(0.1)	—
		—	(0.4)	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.5)	—	(0.5)
Total derivative liabilities		$(0.5)	$(0.4)	$(0.5)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	October 30, 2021	January 30, 2021	October 31, 2020
Foreign currency contracts	$(0.1)	$(0.7)	$—
Commodity contracts	(0.2)	(0.4)	3.5
Gains (losses) recorded in AOCI	$(0.3)	$(1.1)	$3.5

The following tables summarize the effect of derivative instruments designated as cash flow hedges on OCI and the condensed consolidated statements of operations:
Foreign currency contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gains (losses) recorded in AOCI, beginning of period		$(0.6)	$—	$(0.7)	$(1.0)
Current period gains (losses) recognized in OCI		0.4	—	0.2	1.6
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	0.1	—	0.4	—
Gains from de-designated hedges reclassified from AOCI to net income	Other operating income, net (1)	—	—	—	(0.6)
Gains (losses) recorded in AOCI, end of period		$(0.1)	$—	$(0.1)	$—

Commodity contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gains (losses) recorded in AOCI, beginning of period		$(0.2)	$5.3	$(0.4)	$17.7
Current period gains (losses) recognized in OCI		—	—	—	(1.4)
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	—	(1.8)	0.2	(3.5)
Gains from de-designated hedges reclassified from AOCI to net income	Other operating income, net (1)	—	—	—	(9.3)
Gains (losses) recorded in AOCI, end of period		$(0.2)	$3.5	$(0.2)	$3.5
(1)    Refer to the condensed consolidated statements of operations for total amounts of each financial statement caption impacted by cash flow hedges.

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships for the 39 weeks ended October 30, 2021 and October 31, 2020 other than the items disclosed above during the 13 weeks ended May 2, 2020. As of October 30, 2021, based on current valuations, the Company expects approximately $0.3 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.

Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statements of operations:

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Foreign currency contracts	Other operating income, net	$(1.3)	$(1.1)	$(0.4)	$(2.1)
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	October 30, 2021			January 30, 2021			October 31, 2020
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.1	$5.1	$—	$5.7	$5.7	$—	$6.3	$6.3	$—
Foreign currency contracts	0.1	—	0.1	0.1	—	0.1	—	—	—
US government agency securities	2.0	—	2.0	3.2	—	3.2	3.7	—	3.7
Corporate bonds and notes	5.9	—	5.9	6.5	—	6.5	7.3	—	7.3
Total assets	$13.1	$5.1	$8.0	$15.5	$5.7	$9.8	$17.3	$6.3	$11.0

Liabilities:
Foreign currency contracts	$(0.5)	$—	$(0.5)	$(0.3)	$—	$(0.3)	$(0.5)	$—	$(0.5)
Commodity contracts	—	—	—	(0.1)	—	(0.1)	—	—	—
Total liabilities	$(0.5)	$—	$(0.5)	$(0.4)	$—	$(0.4)	$(0.5)	$—	$(0.5)

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
During Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price was contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset at the transaction date related to this deferred payment at fair value. This estimated fair value was derived from a discounted cash flow model using unobservable Level 3 inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. The measurement period was completed in June 2020 and the Company received the full deferred payment of $23.5 million during the second quarter of Fiscal 2022, as further described in Note 11.
During the 13 weeks ended May 2, 2020, the Company performed an interim impairment test for goodwill and indefinite-lived intangible assets. The fair value was calculated using the income approach for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value is a Level 3 valuation based on certain unobservable inputs, including estimated future cash flows and discount rates aligned with market-based assumptions, that would be utilized by market participants in valuing these assets or prices of similar assets. In addition, for long-lived assets, the Company performed an impairment test for certain store level assets during Fiscal 2021 and Fiscal 2022. The Company utilizes primarily the replacement cost method (a level 3 valuation method) for the fair value of its property and equipment, and the income method to estimate the fair value of its ROU assets, which incorporates Level 3 inputs such as historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates. See Note 14 and Note 16 for additional information.
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

	October 30, 2021		January 30, 2021		October 31, 2020
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$147.0	$151.2	$146.7	$145.1	$146.7	$130.8
Term loans (Level 2)	—	—	—	—	99.5	100.0
Total	$147.0	$151.2	$146.7	$145.1	$246.2	$230.8
19. Loans, overdrafts and long-term debt

(in millions)	October 30, 2021	January 30, 2021	October 31, 2020
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.6	$147.6	$147.6
ABL revolving facility	—	—	790.0
FILO term loan facility	—	—	100.0
Other loans and bank overdrafts	0.3	—	3.6
Gross debt	$147.9	$147.6	$1,041.2
Less: Current portion of loans and overdrafts	(0.3)	—	(3.6)
Less: Unamortized debt issuance costs	(0.6)	(0.9)	(1.4)
Total long-term debt	$147.0	$146.7	$1,036.2
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
Unamortized debt issuance costs relating to the Senior Notes as of October 30, 2021 was $0.6 million (January 30, 2021 and October 31, 2020: $0.9 million and $0.9 million, respectively). The unamortized debt issuance costs are recorded as a direct deduction from the outstanding liability within the condensed consolidated balance sheets. Amortization relating to debt issuance costs of $0.1 million and $0.3 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended October 30, 2021, respectively ($0.1 million and $0.2 million for the 13 and 39 weeks ended October 31, 2020, respectively).
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
On July 28, 2021, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to amend the ABL Facility. The Second Amendment extends the maturity of the ABL Facility from September 27, 2024 to July 28, 2026 and allows the Company to increase the size of the ABL Facility by up to $600 million. The Company incurred additional debt issuance costs of $3.9 million related to the modification of the ABL Facility during the second quarter of Fiscal 2022.
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL Revolving Facility bear interest at the Company’s option at either eurocurrency rate plus the applicable margin or a base rate plus the applicable margin, in each case depending on the excess availability under the ABL Revolving Facility. The Company had stand-by letters of credit outstanding of $18.8 million on the ABL Revolving Facility as of October 30, 2021. The Company had available borrowing capacity of $1.2 billion on the ABL Revolving Facility as of October 30, 2021.
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
If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of October 30, 2021, the threshold related to the fixed coverage ratio was approximately $126 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
Debt issuance costs relating to the ABL Revolving Facility totaled $12.6 million. The remaining unamortized debt issuance costs are recorded within other assets in the condensed consolidated balance sheets. Amortization relating to the debt issuance costs of $0.5 million and $1.6 million was recorded as interest expense in the condensed consolidated statements of operations for the 13 and 39 weeks ended October 30, 2021, respectively ($0.4 million and $1.3 million for the 13 and 39 weeks ended October 31, 2020, respectively). Unamortized debt issuance costs related to the ABL Revolving Facility totaled $8.7 million as of October 30, 2021 (January 30, 2021 and October 31, 2020: $6.4 million and $6.8 million, respectively).
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

	13 weeks ended		39 weeks ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Warranty reserve, beginning of period	$34.7	$37.3	$37.3	$36.3
Warranty expense	2.6	1.5	4.8	5.5
Utilized (1)	(2.6)	(2.2)	(7.4)	(5.2)
Warranty reserve, end of period	$34.7	$36.6	$34.7	$36.6
(1)     Includes impact of foreign exchange translation.

(in millions)	October 30, 2021	January 30, 2021	October 31, 2020
Disclosed as:
Current liabilities	$9.9	$10.7	$10.6
Non-current liabilities	24.8	26.6	26.0
Total warranty reserve	$34.7	$37.3	$36.6

21. Share-based compensation
Signet recorded share-based compensation expense of $10.9 million and $36.4 million for the 13 and 39 weeks ended October 30, 2021, respectively related to the Omnibus Plan and Share Saving Plans ($3.3 million and $9.6 million for the 13 and 39 weeks ended October 31, 2020, respectively).
22. Commitments and contingencies
Legal proceedings
Employment practices
In March 2008, a group of private plaintiffs (the “Claimants”) filed a class and collective action lawsuit for an unspecified amount against SJI, a subsidiary of Signet, in the US District Court for the Southern District of New York alleging that US store-level employment practices are discriminatory as to compensation and promotional activities with respect to gender. In June 2008, the District Court referred the matter to private arbitration where the Claimants sought to proceed on a class-wide basis. The Claimants filed a motion for class certification and SJI opposed the motion. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified for a class-wide hearing Claimants’ disparate impact declaratory and injunctive relief class claim under Title VII, with a class period of July 22, 2004 through date of trial for the Claimants’ compensation claims and December 7, 2004 through date of trial for Claimants’ promotion claims. The arbitrator otherwise denied Claimants’ motion to certify a disparate treatment class alleged under Title VII, denied a disparate impact monetary damages class alleged under Title VII, and denied an opt-out monetary damages class under the Equal Pay Act. On February 9, 2015, Claimants filed an Emergency Motion To Restrict Communications With The Certified Class And For Corrective Notice. SJI filed its opposition to Claimants’ emergency motion on February 17, 2015, and a hearing was held on February 18, 2015. Claimants’ motion was granted in part and denied in part in an order issued on March 16, 2015. Claimants filed a Motion for Reconsideration Regarding Title VII Claims for Disparate Treatment in Compensation on February 11, 2015, which SJI opposed. April 27, 2015, the arbitrator issued an order denying the Claimants’ Motion. SJI filed with the US District Court for the Southern District of New York a Motion to Vacate the Arbitrator’s Class Certification Award on March 3, 2015, which Claimants opposed. On November 16, 2015, the US District Court for the Southern District of New York granted SJI’s Motion to Vacate the Arbitrator’s Class Certification Award in part and denied it in part. On December 3, 2015, SJI filed with the US Court of Appeals for the Second Circuit SJI’s Notice of Appeal of the District Court’s November 16, 2015 Opinion and Order. On November 25, 2015, SJI filed a Motion to Stay the AAA Proceedings while SJI appealed the decision of the US District Court for the Southern District of New York to the US Court of Appeals for the Second Circuit, which Claimants opposed. The arbitrator issued an order denying SJI’s Motion to Stay on February 22, 2016. SJI filed its Brief and Special Appendix with the Second Circuit on March 16, 2016. The matter was fully briefed, and oral argument was heard by the US Court of Appeals for the Second Circuit on November 2, 2016. On April 6, 2015, Claimants filed in the AAA Claimants’ Motion for Clarification or in the Alternative Motion for Stay of the Effect of the Class Certification Award as to the Individual Intentional Discrimination Claims, which SJI opposed. On June 15, 2015, the arbitrator granted the Claimants’ motion. On March 6, 2017, Claimants filed Claimants’ Motion for Conditional Certification of Claimants’ Equal Pay Act Claims and Authorization of Notice, which SJI opposed The arbitrator heard oral argument on Claimants’ Motion on December 18, 2015 and, on February 29, 2016, issued an Equal Pay Act Collective Action Conditional Certification Award and Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, conditionally certifying Claimants’ Equal Pay Act claims as a collective action, and tolling the statute of limitations on EPA claims to October 16, 2003 to ninety days after notice issued to the putative members of the collective action. SJI filed in the AAA a Motion To Stay Arbitration Pending The District Court’s Consideration Of Respondent’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 10, 2016. SJI filed in the AAA a Renewed Motion To Stay Arbitration Pending The District Court’s Resolution Of Sterling’s Motion To Vacate Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period on March 31, 2016, which Claimants opposed. On April 5, 2016, the arbitrator denied SJI’s Motion. On March 23, 2016 SJI filed with the US District Court for the Southern District of New York a Motion To Vacate The Arbitrator’s Equal Pay Act Collective Action Conditional Certification Award And Order Re Claimants’ Motion For Tolling Of EPA Limitations Period, which Claimants opposed. SJI’s Motion was denied on May 22, 2016. On May 31, 2016, SJI filed a Notice Of Appeal of Judge Rakoff’s opinion and order to the Second Circuit Court of Appeals, which Claimant’s opposed. On June 1, 2017, the Second Circuit Court of Appeals dismissed SJI’s appeal for lack of appellate jurisdiction. Claimants filed a Motion For Amended Class Determination Award on November 18, 2015, and on March 31, 2016 the arbitrator entered an order amending the Title VII class certification award to preclude class members from requesting exclusion from the injunctive and declaratory relief class certified in the arbitration. The arbitrator issued a Bifurcated Case Management Plan on April 5, 2016 and ordered into effect the parties’ Stipulation Regarding Notice Of Equal Pay Act Collective Action And Related Notice Administrative Procedures on April 7, 2016. SJI filed in the AAA a Motion For Protective Order on May 2, 2016, which Claimants opposed. The matter was fully briefed, and oral argument was heard on July 22, 2016. The motion was granted in part on January 27, 2017. Notice to EPA collective action members was issued on May 3, 2016, and the opt-in period for these notice recipients closed on August 1, 2016. Approximately 10,314 current and former employees submitted consent forms to opt in to the collective action; however, some have withdrawn their consents. The number of valid consents is believed to be approximately 9,124. On July 24, 2017, the US Court of Appeals for the Second Circuit issued its unanimous Summary Order that held that the absent class members “never consented” to the Arbitrator determining the permissibility of class arbitration under the agreements, and remanded the matter to the District Court to determine whether the Arbitrator exceeded her authority by certifying the Title VII class that contained absent class members who had not opted in the litigation. On August 7, 2017, SJI filed its Renewed Motion to Vacate the Class Determination Award relative to absent class members with the District Court. The matter was fully briefed, and an oral argument was heard on October 16, 2017. On November 10, 2017, SJI filed in the arbitration motions for summary judgment, and for decertification, of Claimants’ Equal Pay Act and Title VII promotions claims. On January 30, 2018, oral argument on SJI’s motions was heard. On January 26, 2018, SJI filed in the arbitration a Motion to Vacate The Equal Pay Act Collective Action Award And Tolling Order asserting that the Arbitrator exceeded her authority by conditionally certifying the Equal Pay Act claim and allowing the absent claimants to opt-in the litigation. On March 12, 2018, the Arbitrator denied SJI’s Motion to Vacate The Equal Pay Act Collective Action Award and Tolling Order. On March 19, 2018, the Arbitrator issued an Order partially granting SJI’s Motion to Amend the Arbitrator’s November 2, 2017, Bifurcated Seventh Amended Case Management Plan resulting in a continuance of the May 14, 2018 trial date, but did not set a new trial date. On January 15, 2018, District Court granted SJI’s August 17, 2017 Renewed Motion to Vacate the Class Determination Award finding that the Arbitrator exceeded her authority by binding non-parties (absent class members) to the Title VII claim. The District Court further held that the RESOLVE Agreement does not permit class action procedures, thereby, reducing the Claimants in the Title VII matter from 70,000 to potentially 254. Claimants disputed that the number of claimants in the Title VII is 254. On January 18, 2018, the Claimants filed a Notice of Appeal with the US Court of Appeals for the Second Circuit. The appeal was fully briefed and oral argument before the Second Circuit occurred on May 7, 2018. On May 17, 2019, SJI submitted a Rule 28(j) letter to the Second Circuit addressing the effects of the Supreme Court’s ruling in Lamps Plus, Inc. v. Varela, No. 17-988 (S. Ct. Apr. 24, 2019), on the pending appeal. The Second Circuit then issued an order directing the parties to submit additional arguments on that issue, which were submitted. On November 18, 2019 the Second Circuit issued an order reversing and remanding the District Court’s January 15, 2018 Order that vacated the Arbitrator’s Class Determination Award certifying for declaratory and injunctive relief a Title VII pay and promotions class of female retail sales employees. The Second Circuit held that the District Court erred when it concluded that the Arbitrator exceeded her authority in purporting to bind absent class members to the Class Determination Award. The Second Circuit remanded the case to the District Court to decide the narrower question of whether the Arbitrator erred in certifying an opt-out, as opposed to a mandatory, class for declaratory and injunctive relief. On December 2, 2019, SJI filed a petition for a hearing en banc with the US Court of Appeals for the Second Circuit. On January 15, 2020, SJI filed a Rule 28(j) letter in the Second Circuit. On that same day the Second Circuit denied the petition for rehearing en banc. On January 21, 2020, Sterling filed its motion for stay of mandate with the Second Circuit pending the filing of a petition for writ of certiorari with the US Supreme Court. On January 22, 2020, the Second Circuit granted Sterling’s motion for stay of mandate. SJI’s petition for a writ of certiorari from the US Supreme Court was denied on October 5, 2020. On January 27, 2021 the District Court ordered the case remanded to the AAA for further proceedings in arbitration. Subsequently, the arbitrator retired and the parties selected a new arbitrator to oversee the proceedings moving forward. On October 8, 2021, the newly selected arbitrator issued an amended case management plan and scheduled the arbitration hearing to begin on September 5, 2022. At a hearing on November 30, 2021, the arbitrator denied Sterling’s motions to decertify the EPA collective action and the Title VII class promotion claims, and also denied Sterling’s motions for partial summary judgment.

SJI denies the allegations of the Claimants and has been defending the case vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.

On May 5, 2017, without any findings of liability or wrongdoing, SJI entered into a Consent Decree with the EEOC settling a previously disclosed lawsuit that alleged that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees since January 1, 2003. On May 5, 2017 the US District Court for the Western District of New York approved and entered the Consent Decree jointly proposed by the EEOC and SJI, resolving all of the EEOC’s claims against SJI in this litigation for various injunctive relief including but not limited to the appointment of an employment practices expert to review specific policies and practices, a compliance officer to be employed by SJI, as well as obligations relative to training, notices, reporting and record-keeping. The Consent Decree does not require an outside third-party monitor or require any monetary payment. The duration of the Consent Decree was three years and three months, expiring on August 4, 2020. On March 6, 2020, SJI and the EEOC filed their Joint Motion to Approve an Amendment to And Extension of the Term of the Consent Decree, which provides for a limited extension of a few aspects of the Consent Decree terms regarding SJI’s compensation practices, and incorporating its implementation of a new retail team member compensation program into the overall Consent Decree framework. This extension will enable SJI to implement changes to its retail team member compensation strategy and validate that the new program is consistent with the overall purposes of the Consent Decree. On March 11, 2020 the US District Court for the Western District of New York granted the joint motion and entered the parties’ Amendment to And Extension of the Term of the Consent Decree. The term of the amended Consent Decree was extended through November 4, 2021. On October 11, 2021, SJI and the EEOC agreed to a tolling stipulation, which was submitted on October 22, 2021 and entered by the US District Court for the Western District of New York on November 4, 2021, which extended certain deadlines of the Consent Decree until December 4, 2021. SJI and the EEOC are discussing the possibility of an additional extension of the tolling stipulation.
Shareholder actions
In August 2016, two alleged Company shareholders each filed a putative class action complaint in the US District Court for the Southern District of New York against the Company and its then-current Chief Executive Officer and current Chief Financial Officer (Nos. 16-cv-6728 and 16-cv-6861, the “S.D.N.Y. cases”). In 2017, three other Company shareholders each filed putative class action complaints (Nos. 17-cv-875, 17-cv-923, and 17-cv-9853) which were ultimately consolidated with the S.D.N.Y. cases under case number 16-cv-6728 (the “Consolidated Action”). The Consolidated Action was settled as further described below. The Consolidated

Action alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s business and earnings by making misleading statements about the Company’s credit portfolio and failing to disclose reports of sexual harassment allegations that were raised by claimants in an ongoing pay and promotion gender discrimination class arbitration.

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

On July 24, 2019, the defendants filed with the US Court of Appeals for the Second Circuit a petition for permission to appeal the District Court’s class certification decision.

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

In 2019, four actions were filed in the US District Court for the Southern District of New York by investment funds that allegedly purchased the Company’s stock (Nos. 19-cv-2757, 19-cv-2758, 19-cv-9916 and 19-cv-9917), and name the Company and its current and former Chief Executive Officers and Chief Financial Officers as defendants. All four complaints allege violations of Sections 10(b), 18, and 20(a) of the Securities Exchange Act of 1934, and common law fraud largely based on the same allegations as the Consolidated Action. Soon thereafter the Court entered orders staying these actions until entry of final judgment in the Consolidated Action.

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

On August 9, 2021, in connection with the transfer of assets into the BPA as noted above, the Company performed a remeasurement of the Pension Scheme based on the terms of the BPA which resulted in a pre-tax actuarial loss of £53.3 million (approximately $72.9 million) recorded within the condensed consolidated statements of comprehensive income (loss). Additionally, as a result of the remeasurement, the Pension Scheme is in a net liability position of £6.2 million (approximately $8.5 million) as of October 30, 2021 which is included in other non-current liabilities in the condensed consolidated balance sheet. After remeasurement, the net periodic pension cost for Fiscal 2022 is expected to be £1.9 million (approximately $2.6 million), primarily related to amortization of actuarial losses from AOCI into net periodic pension cost of £1.7 million (approximately $2.3 million).

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
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, Signet's results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: the negative impacts that the COVID-19 pandemic has had, and could have in the future, on Signet's business, financial condition, profitability and cash flows; the effect of steps we take in response to the pandemic; the severity, duration and potential resurgence of the pandemic (including through variants), including whether it is necessary to temporarily reclose our stores, distribution centers and corporate facilities or for our suppliers and vendors to temporarily reclose their facilities; the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain, our ability to attract and retain labor especially if Federal COVID-19 vaccine mandates are implemented, consumer behaviors such as willingness to congregate in shopping centers and shifts in spending away from the jewelry category and the impact on demand of our products, our level of indebtedness and covenant compliance, availability of adequate capital, our ability to execute our business plans, our lease obligations and relationships with our landlords, and asset impairments; general economic or market conditions, including impacts of inflation or other pricing environment factors on the Company's costs; financial market risks; our ability to optimize Signet's transformation strategies; a decline in consumer spending or deterioration in consumer financial position, whether due to inflation or other factors; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the relevant non-prime outsourcing agreement requiring transition to alternative arrangements through other providers or alternative payment options and our ability to successfully establish future arrangements for the forward-flow receivables; deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes, global economic conditions or other developments related to the United Kingdom's exit from the European Union; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals; stakeholder reactions to disclosure regarding the source and use of certain minerals; seasonality of Signet's business; the merchandising, pricing and inventory policies followed by Signet and failure to manage inventory levels; Signet's relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize Signet's multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of Signet's OmniChannel retailing and ability to increase digital sales, as well as management of its digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize Signet's real estate footprint; the ability to satisfy the accounting requirements for "hedge accounting," or the default or insolvency of a counterparty to a hedging contract; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to Signet's information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and jurisdictions in which Signet's subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; difficulty or delay in executing or integrating an acquisition, including Diamonds Direct, or executing other major business or strategic initiatives; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions; or the impact of weather-related incidents, natural disasters, strikes, protests, riots or terrorism, acts of war or another public health crisis or disease outbreak, epidemic or pandemic on Signet's business.
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
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. The Company, with 2,851 stores and kiosks as of October 30, 2021, manages its business by geography, a description of which follows:
•The North America segment has 2,408 locations in the US and 94 locations in Canada as of October 30, 2021.
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
•The International segment has 349 stores in the UK, Republic of Ireland and Channel Islands as of October 30, 2021.
Certain Company activities are managed in the “Other” segment for financial reporting purposes, including the Company’s diamond sourcing function and its diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company’s reportable segments.
Impacts of COVID-19
In December 2019, a novel coronavirus (“COVID-19”) was identified in Wuhan, China. During Fiscal 2021, the Company experienced significant disruption to its business, specifically in its retail store operations through temporary closures during the first half of last year. By the end of the third quarter of Fiscal 2021, the Company had re-opened substantially all of its stores. However, during the fourth quarter of Fiscal 2021, both the UK and certain Canadian provinces re-established mandated temporary closure of non-essential businesses. The UK stores began to reopen in April 2021 and Canadian stores stores began reopening in the second quarter of Fiscal 2022. To date, the Company’s operations have not been significantly impacted by the resurgence of the COVID-19 or any variants, including the most recent Omicron variant. The Company continues to actively monitor and manage the situation related to its store and support center operations focusing on the health and safety of its employees, customers, suppliers and shareholders, and considering all guidelines from state and federal government and health organizations.
COVID-19 significantly altered the retail climate and the Company has been navigating that change by accelerating its application of the key strategic initiatives developed over the past three years including the Company’s focus on becoming an OmniChannel leader, focusing on the needs of its customers, removing non-customer facing costs, and optimizing its real estate footprint. The Company continues to maintain its cost diligence efforts as the Company transitions to its new Inspiring Brilliance strategy, as further described below.
During the past two years, the Company also took numerous actions to maximize its financial flexibility, bolster its liquidity and strengthen its balance sheet, both strategically and as temporary measures as a result of COVID-19. Refer to the Liquidity and Capital Resources section below for further information.

Outlook
Signet’s same store sales grew 18.9% during the third quarter of Fiscal 2022 compared to the same quarter of Fiscal 2021, reflecting continued strong business momentum driven by the strength of Signet’s connected commerce capabilities and the level of early holiday shopping as well as the traction from strategic initiatives such as new product launches. The Company’s focus on its connected commerce shopping experience, both online and in-store, helped maintain strong conversion rates and improve average transaction values during the third quarter of Fiscal 2022. During the remainder of Fiscal 2022, the Company will continue implementing the initiatives under its Inspiring Brilliance strategy, which is focused on the achievement of sustainable, industry-leading growth. As described in the Purpose and Strategy section within Item 1 of Annual Report on Form 10-K for the year ended January 30, 2021 filed with the SEC on March 19, 2021, through its Inspiring Brilliance strategy, the Company will focus on leveraging its core strengths that it developed over the past three years with the goal of creating a broader mid-market and increasing Signet’s share of that larger market as the industry leader.
Signet continues to expect some shift of consumer discretionary spending away from the jewelry category toward experience-oriented categories in the fourth quarter; however, the Company has not experienced a significant impact to the current year results to date, and the timing and magnitude of any shift is difficult to predict. The Company believes that its “always-on” marketing strategy, combined with consumer inspired promotional events and the strength of the Company’s product assortment, is expected to continue fueling a strong response from customers across merchandise categories and banners throughout the remainder of the year. Furthermore, the Company will continue its diligent and effective efforts to mitigate supply chain and retail labor pool disruption for the remainder of the year.
The full extent of the COVID-19 pandemic impacts on the Company’s business in the fourth quarter of Fiscal 2022 or longer term, and whether the strong results to date will continue, remains unclear. Continued uncertainties exist that could impact the Company’s results of operations or cash flows, such as potential resurgence of COVID-19, including Omicron, in key trade areas, the ability to recruit and retain qualified team members, organized retail crime, extended duration of heightened unemployment in certain areas, pricing and inflationary environment changes impacting the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or the consumers’ ability to spend. In addition, although the Company believes economic stimulus measures have had a positive impact on current year results, it is uncertain how long this impact will continue.
Diamonds Direct acquisition
On November 17, 2021, the Company finalized its acquisition of Diamonds Direct USA Inc. (“Diamonds Direct”) for cash consideration of $504.6 million, net of cash acquired, and subject to customary post-closing adjustments per the Transaction Agreement (“Transaction Agreement”). Diamonds Direct is an off-mall, destination jeweler in the US operating in 22 retail locations with a highly productive, efficient operating model with demonstrated growth and profitability which is expected to be immediately accretive to Signet following the acquisition date. Diamonds Direct's strong value proposition, extensive bridal offering and customer-centric, high-touch shopping experience is a destination for younger, luxury-oriented bridal shoppers. Diamonds Direct strategically expands Signet’s market in accessible luxury and bridal, provides access to a new customer base and furthers Signet’s opportunity to build lifetime customer relationships. Signet plans to grow Diamonds Direct while driving operating margin expansion over time through operating synergies in purchasing, targeted marketing, connected commerce and jewelry services.

RESULTS OF OPERATIONS
The following should be read in conjunction with the financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2021 Annual Report on Form 10-K.
Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
•Same store sales: Up 18.9%.
•Total sales: $1.54 billion, increased 18.3%.
•Operating income: $106.9 million compared to $39.7 million in the prior year.
•Diluted earnings per share: $1.45 compared to $0.02 in the prior year.

Comparison of Third Quarter Fiscal 2022 Year to Date to Prior Year
•Same store sales: Up 66.3%.
•Total sales: $5.01 billion, increased 64.9%.
•Operating income (loss): $501.0 million compared to $(349.6) million in the prior year.
•Diluted earnings (loss) per share: $7.27 compared to $(5.67) in the prior year.

	Third Quarter				Year to Date
	Fiscal 2022		Fiscal 2021		Fiscal 2022		Fiscal 2021
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,537.8	100.0%	$1,300.3	100.0%	$5,014.7	100.0%	$3,040.4	100.0%
Cost of sales	(962.2)	(62.6)	(863.8)	(66.4)	(3,043.1)	(60.7)	(2,176.0)	(71.6)
Restructuring charges - cost of sales	—	—	(2.0)	(0.2)	—	—	(1.4)	—
Gross margin	575.6	37.4	434.5	33.4	1,971.6	39.3	863.0	28.4
Selling, general and administrative expenses	(470.5)	(30.6)	(389.3)	(29.9)	(1,485.1)	(29.6)	(1,013.6)	(33.3)
Restructuring charges	1.7	0.1	(3.6)	(0.3)	3.3	0.1	(45.2)	(1.5)
Asset impairments, net	(0.7)	—	(1.5)	(0.1)	(2.0)	—	(158.1)	(5.2)
Other operating income, net	0.8	0.1	(0.4)	—	13.2	0.3	4.3	0.1
Operating income (loss)	106.9	7.0	39.7	3.1	501.0	10.0	(349.6)	(11.5)
Interest expense, net	(4.1)	(0.3)	(9.1)	(0.7)	(12.4)	(0.2)	(25.6)	(0.8)
Other non-operating expense, net	(1.1)	(0.1)	—	—	(0.9)	—	0.3	—
Income (loss) before income taxes	101.7	6.6	30.6	2.4	487.7	9.7	(374.9)	(12.3)
Income tax benefit (expense)	(9.1)	(0.6)	(21.3)	(1.6)	(32.1)	(0.6)	105.4	3.5
Net income (loss)	$92.6	6.0%	$9.3	0.7%	$455.6	9.1%	$(269.5)	(8.9)%
Dividends on redeemable convertible preferred shares	(8.7)	nm	(8.4)	nm	(25.9)	nm	(24.9)	nm
Net income (loss) attributable to common shareholders	$83.9	5.5%	$0.9	0.1%	$429.7	8.6%	$(294.4)	(9.7)%
nm    Not meaningful.
Third quarter sales
Signet's total sales increased 18.3% year over year to $1.54 billion in the 13 weeks ended October 30, 2021. Total sales at constant exchange rates increased 17.6%. Signet’s same store sales increased 18.9%, compared to an increase of 15.1% in the prior year quarter. This growth reflects continued strong business momentum driven by the strength of Signet’s connected commerce capabilities and the level of early holiday shopping as well as the traction from strategic initiatives such as new product launches. Furthermore, the Company’s “always-on” marketing strategy, combined with consumer inspired promotional events as well as the strength of the Company’s product assortment drove a strong response from customers across merchandise categories and banners during the third quarter.
eCommerce sales in the third quarter of Fiscal 2022 were $273.1 million, up $34.3 million or 14.4%, compared to $238.8 million in the prior year quarter. eCommerce sales accounted for 17.8% of third quarter sales. Brick and mortar same store sales increased 20.3% from prior year third quarter.

The increase in eCommerce sales reflects the enhanced eCommerce capabilities, digital first focus and connected commerce strategies that are resonating with customers. The Company’s focus on its connected commerce shopping experience, both online and in-store, helped maintain improved conversion rates and average transaction values during the third quarter of Fiscal 2022.
The breakdown of the sales performance by segment is set out in the table below:

	Change from previous year
Third Quarter of Fiscal 2022	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	19.8%	(2.1)%	17.7%	0.2%	17.9%	$1,394.2
International segment	8.8%	(1.5)%	7.3%	5.8%	13.1%	$120.9
Other segment (1)	nm	nm	nm	nm	nm	$22.7
Signet	18.9%	(1.3)%	17.6%	0.7%	18.3%	$1,537.8
(1)     Includes sales from Signet’s diamond sourcing initiative.
nm Not meaningful.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third Quarter	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
North America segment	$492	$427	15.2%	0.5%	3.5%	14.3%
International segment (3)	£166	£176	(4.0)%	11.4%	12.8%	(42.8)%
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
North America sales
The North America segment’s total sales were $1.39 billion compared to $1.18 billion in the prior year, or an increase of 17.9%. Same store sales increased 19.8% compared to an increase of 15.8% in the prior year. North America’s ATV and number of transactions increased 15.2% and 3.5%, respectively. All US banners achieved strong third quarter sales, demonstrating that the Company’s banner value propositions, product newness, always-on marketing and connected commerce experiences are resonating with customers.
eCommerce sales increased 14.9%, while brick and mortar same store sales increased 21.5%.
International sales
The International segment’s total sales increased 13.1% to $120.9 million compared to $106.9 million in the prior year and increased 7.3% at constant exchange rates. Same store sales increased 8.8% compared to an increase of 7.8% in the prior year. In the International segment, the ATV decreased 4.0% year over year, while the number of transactions increased 12.8%. Even though, the ATV decreased slightly, the number of transactions increased as it reflects the increase in foot traffic as all the UK stores reopened in April 2021.
Year to date sales
Signet’s total sales increased 64.9% to $5.01 billion compared to $3.04 billion in the prior year. Total sales at constant exchange rates increased 63.6%. Signet’s same store sales increased 66.3%, compared to a decrease of 20.4% in the prior year. This growth reflects a combination of traction from strategic initiatives, as described above, as well as the reduction in government stimulus and customer shift to spending on entertainment and travel are having less impact to the current year results than previously anticipated by the Company.
eCommerce sales year to date were $955.6 million, up $282 million or 41.9%, compared to $673.6 million in the prior year. eCommerce sales accounted for 19.1% of year to date sales, down from 22.2% of total sales in the prior year. Brick and mortar same store sales increased 74.1% from the prior period.

The increase in eCommerce sales reflects the accelerated enhancement of eCommerce capabilities and a digital first focus, related to the Company’s connected commerce strategies that began in Fiscal 2021 and is resonating with customers. The Company’s focus on its connected commerce shopping experience, both online and in-store, helped maintained improved conversion rates and average transaction values throughout Fiscal 2022 year to date.
The breakdown of the sales performance is set out in the table below:

	Change from previous year
Year to date Fiscal 2022	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	69.9%	(3.1)%	66.8%	0.3%	67.1%	$4,657.9
International segment	26.9%	(3.9)%	23.0%	9.7%	32.7%	$309.0
Other segment (1)	nm	nm	nm	nm	nm	$47.8
Signet	66.3%	(2.7)%	63.6%	1.3%	64.9%	$5,014.7
(1)     Includes sales from Signet’s diamond sourcing initiative.
nm Not meaningful.
As described above, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2022	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
North America segment	$449	$390	11.7%	(1.3)%	49.6%	(18.9)%
International segment (3)	£165	£162	(2.4)%	6.6%	25.9%	(41.9)%
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
North America sales
The North America segment’s total sales were $4.66 billion compared to $2.8 billion in the prior year, up 67.1%. Same store sales increased 69.9% compared to a decrease of 20.2% in the prior year. North America’s ATV increased 11.7%, while the number of transactions increased 49.6%. All US banners achieved strong sales in the 39 weeks ended October 30, 2021, demonstrating that the Company banner value propositions, product newness, always-on marketing and connected commerce experiences are resonating with customers. The increase year over year also reflects the impact from the temporary closures of all North America stores beginning March 23, 2020.
eCommerce sales increased 41.9%, while brick and mortar same store sales increased 74.1%.
International sales
The International segment’s total sales increased 32.7% to $309.0 million compared to $232.8 million in the prior year and increased 23.0% at constant exchange rates. Same store sales increased 26.9% compared to a decrease of 23.1% in the prior year. The ATV decreased 2.4% over prior year, while the number of transactions increased 25.9%. Even though, the ATV decreased slightly, the number of transactions increased as it reflects the reopening of all UK stores in April 2021. In the prior year, all UK stores temporarily closed on March 24, 2020 and began reopening in the second quarter of Fiscal 2022.
Gross margin
In the third quarter of Fiscal 2022, gross margin was $575.6 million or 37.4% of sales compared to $434.5 million or 33.4% of sales in the prior year comparable period. In the 39 weeks ended October 30, 2021, gross margin was $2.0 billion or 39.3% of sales compared to $863.0 million or 28.4% of sales in the prior year comparable period. The increase in gross margin rate for both the 13 and 39 weeks ended October 30, 2021, compared to prior year, was primarily driven by a strong business momentum boosting sales as well as providing leverage on fixed costs, such as occupancy, further enhanced by merchandise and inventory strategies. Overall margins also benefited from merchandise margin rate expansion through reduced clearance and favorable merchandise and services mix.

Selling, general and administrative expenses (“SG&A”)
In the third quarter of Fiscal 2022, SG&A was $470.5 million or 30.6% of sales compared to $389.3 million or 29.9% of sales in prior year quarter. The increase in SG&A for the 13 weeks ended October 30, 2021, compared to the prior year quarter, was primarily due to advertising, payroll and investments in digital/IT. This was partially offset by the benefits of structural cost savings from the Company’s transformation activities, such as more efficient operating hours.
In the 39 weeks ended October 30, 2021, SG&A was $1.5 billion or 29.6% of sales compared to $1,013.6 million or 33.3% of sales in the prior year comparable period. The increase in SG&A for the 39 weeks ended October 30, 2021, compared to the prior year, was primarily due to advertising, payroll and investments in digital/IT, as well as increased variable costs such as store staffing costs and private label credit costs, which were higher as a result of the significant sales volume increase from the prior year as noted above. This was partially offset by the benefits of structural cost savings from the Company’s transformation activities, such as more efficient operating hours, contributing to the improvement in the current full year SG&A as a percentage of sales.
Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, called “Signet Path to Brilliance” (the “Plan”), to, among other objectives, reposition the Company to be a share gaining, OmniChannel jewelry category leader. The Plan was substantially completed as of the end of Fiscal 2021. Credits to restructuring expense of $1.7 million and $3.3 million were recognized in the 13 and 39 weeks ended October 30, 2021, respectively, and related to the adjustment of previously recognized Plan liabilities. Restructuring expenses of $3.6 million and $45.2 million were recognized in the 13 and 39 weeks ended October 31, 2020, respectively. Charges primarily related to store closures, severance costs, and professional fees for legal and consulting services related to the Plan. See Note 5 for additional information.
Asset impairments, net
The Company recorded a pre-tax asset impairment charges of $0.7 million and $1.5 million during the 13 weeks ended October 30, 2021 and October 31, 2020, respectively. All amounts related to long-lived asset impairments for certain stores (including the gain on termination of leases).
Asset impairment charges of $2.0 million and $158.1 million were recognized in the 39 weeks ended October 30, 2021 and October 31, 2020, respectively. For the 39 weeks ended October 30, 2021, all amounts relate to long-lived asset impairments for certain stores (including the gain on termination of leases). For the 39 weeks ended October 31, 2020, the Company recorded charges related to the impairment of goodwill, intangible assets and long-lived assets of $10.7 million, $83.3 million and $64.1 million, respectively.
See Notes 14 and 16 for additional information on the asset impairments.
Other operating income, net
For the 13 and 39 weeks ended October 30, 2021, other operating income, net, was $0.8 million and $13.2 million, respectively, primarily driven by interest income on the Company’s non-prime credit card portfolio and the receipt of UK government subsidies granted for restrictions imposed on non-essential businesses. For the 39 weeks ended October 31, 2020, other operating income, net was $4.3 million primarily driven by gains recognized as a result of the Company liquidating derivative financial instruments primarily related to forecasted commodity purchases that were deemed no longer effective in light of the economic impacts of COVID-19. These gains were offset by a charge related to the proposed settlement of previously disclosed shareholder litigation matters. See Note 17 and Note 22 for additional information on these matters.
Operating income (loss)
For the 13 weeks ended October 30, 2021, operating income was $106.9 million or 7.0% of sales, compared to $39.7 million or 3.1% of sales in the prior year third quarter. This increase reflects continued strong business momentum driven by the strength of Signet’s connected commerce capabilities and the level of early holiday shopping, as well as the traction from strategic initiatives such as new product launches. Furthermore, the Company’s “always-on” marketing strategy, combined with consumer inspired promotional events and the strength of the Company’s product assortment, drove a strong response from customers across merchandise categories and banners during the third quarter. This increase was partially offset by the previously noted higher advertising, payroll and investments in digital/IT.
During the 39 weeks ended October 30, 2021, operating income (loss) was $501.0 million or 10.0% of sales compared to $(349.6) million or (11.5)% of sales in the prior year comparable period. This increase reflects a significant sales volume increase from the prior year as described above, as well as the favorable impact of structural cost savings. This favorability was partially offset by higher advertising, payroll and investments in digital/IT, as well as higher variable costs such as store staffing costs and private label credit costs on the higher volume. In addition, included in the operating loss for the 39 weeks ended October 31, 2020, was $158.1 million and $45.2 million of asset impairment charges and restructuring charges, respectively, as previously noted.
Signet’s operating income (loss) by segment for the third quarter is as follows:

	Fiscal 2022		Fiscal 2021
(in millions)	$	% of segment sales	$	% of segment sales
North America segment (1)	$123.8	8.9%	$52.9	4.5%
International segment (2)	0.2	0.2%	1.6	1.5%
Other segment (3)	(0.4)	nm	1.3	nm
Corporate and unallocated expenses (4)	(16.7)	nm	(16.1)	nm
Operating income (loss)	$106.9	7.0%	$39.7	3.1%

Signet’s operating income (loss) by segment for the year to date period is as follows:

	Fiscal 2022		Fiscal 2021
(in millions)	$	% of segment sales	$	% of segment sales
North America segment (1)	$573.1	12.3%	$(238.3)	(8.6)%
International segment (2)	(4.0)	(1.3)%	(52.6)	(22.6)%
Other segment (3)	(1.4)	nm	0.8	nm
Corporate and unallocated expenses (4)	(66.7)	nm	(59.5)	nm
Operating income (loss)	$501.0	10.0%	$(349.6)	(11.5)%
(1)    Operating income (loss) during the 13 and 39 weeks ended October 30, 2021 includes $2.6 million of acquisition-related expenses in connection with the Diamonds Direct acquisition; and $0.7 million and $2.0 million, respectively, of net asset impairments. Operating income (loss) during the 39 weeks ended October 30, 2021 includes: $1.1 million of transaction-related expenses in connection with the Rocksbox acquisition; $1.4 million of gains associated with the sale of customer in-house finance receivables; and $(1.0) million to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities. See Note 1, Note 5, Note 11 and Note 14 for additional information.
Operating income (loss) during the 13 and 39 weeks ended October 31, 2020 includes: a $2.2 million and $1.6 million charge, respectively, related to inventory charges recorded in conjunction with the Company’s restructuring activities; charges of $0.7 million and $37.3 million, respectively, primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities; and asset impairment charges of $1.5 million and $136.9 million, respectively. See Note 5, Note 14 and Note 16 for additional information.
(2)    Operating income (loss) during the 13 and 39 weeks ended October 31, 2020 includes charges of $3.0 million and $7.6 million, respectively, related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities, and asset impairment charges of $21.2 million during the 39 weeks ended October 31, 2020. See Note 5, Note 14 and Note 16 for additional information.
(3)    Operating income (loss) during the 13 and 39 weeks ended October 31, 2020 includes a $0.2 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities. See Note 5 for additional information.
(4)    Operating income (loss) during the 13 and 39 weeks ended October 30, 2021 includes $(1.7) million and $(2.3) million, respectively, to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities. See Note 5 for additional information.
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

nm Not meaningful.

Interest expense, net
For the 13 and 39 weeks ended October 30, 2021, net interest expense was $4.1 million and $12.4 million, respectively, compared to $9.1 million and $25.6 million in the 13 and 39 weeks ended October 31, 2020, respectively. The decrease in Fiscal 2022 is primarily due to lower average borrowings compared to prior year.
Income taxes
In the third quarter of Fiscal 2022, income tax expense was $9.1 million, an effective tax rate (“ETR”) of 8.9%, compared to the income tax expense of $21.3 million, an ETR of 69.6%, in the prior year comparable period. The ETR for the 13 weeks ended October 30, 2021 was lower than the US federal income tax rate primarily due to additional benefits of the CARES Act of $12.4 million related to carry back of the net operating losses incurred in Fiscal 2021, which was finalized and recognized as a discrete item during the third quarter of Fiscal 2022. The ETR for the 13 weeks ended October 31, 2020 was unfavorably impacted by the reduction in the anticipated benefit of the CARES Act for rate benefit of the net operating losses incurred in Fiscal 2021 projected to be carried back to tax years with higher enacted tax rates and increase in valuation allowance recorded against certain US and state deferred tax assets.

In the 39 weeks ended October 30, 2021, income tax expense was $32.1 million, an ETR of 6.6%, compared to an income tax benefit of $105.4 million, an ETR of 28.1%, in the prior year comparable period. The ETR for the 39 weeks ended October 30, 2021 was lower than the US federal income tax rate primarily due to the favorable impact of the reversal of the valuation allowance recorded against certain state deferred tax assets. In the first quarter of Fiscal 2021, the Company recorded a valuation allowance on certain state deferred tax assets based primarily on its three-year cumulative loss position. During the second quarter of Fiscal 2022, the Company evaluated evidence to consider the reversal of the valuation allowance on its state net deferred tax assets and determined that there was sufficient positive evidence to conclude that it is more likely than not its state deferred tax assets are realizable. In determining the likelihood of future realization of the state deferred tax assets, the Company considered both positive and negative evidence. As a result, the Company believed that the weight of the positive evidence, including the cumulative income position in the three most recent years as of July 31, 2021 and forecasts for a sustained level of future taxable income, was sufficient to overcome the weight of the negative evidence, and thus recorded a $49.8 million tax benefit to release the valuation allowance against the Company's state deferred tax assets in the second quarter of Fiscal 2022. The year to date ETR in the prior year comparable period was primarily impacted by the anticipated tax benefit of $97.4 million relating to the CARES Act offset by the unfavorable impact of the valuation allowance recorded against certain US and state deferred tax assets of $66.9 million and the impairment of goodwill which was not deductible for tax purposes. Refer to Note 10 for additional information.

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

(in millions)	October 30, 2021	January 30, 2021	October 31, 2020
Cash and cash equivalents	$1,516.9	$1,172.5	$1,332.6
Less: Loans and overdrafts	(0.3)	—	(3.6)
Less: Long-term debt	(147.0)	(146.7)	(1,036.2)
Net cash (debt)	$1,369.6	$1,025.8	$292.8

2. Free cash flow and adjusted free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Adjusted free cash flow, a non-GAAP measure, excludes the proceeds from the sale of in-house finance receivables. Free cash flow and adjusted free cash flow are indicators frequently used by management in evaluating its overall liquidity needs and determining appropriate capital allocation strategies. Free cash flow and adjusted free cash flow do not represent the residual cash flow available for discretionary purposes.

	39 weeks ended
(in millions)	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$483.9	$606.7
Purchase of property, plant and equipment	(50.5)	(41.1)
Free cash flow	433.4	565.6
Proceeds from sale of in-house finance receivables	(81.3)	—
Adjusted free cash flow	$352.1	$565.6
3.     Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA
EBITDA is a non-GAAP measure defined as earnings before interest and income taxes, depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. Adjusted EBITDA, as revised by the Company in Fiscal 2021, is a non-GAAP measure, defined as earnings before interest and income taxes, depreciation and amortization, share-based compensation expense, non-operating income (expense) and certain non-GAAP accounting adjustments. Reviewed in conjunction with net income (loss) and operating income (loss), management believes that EBITDA and adjusted EBITDA help in enhancing investors’ ability to evaluate and analyze trends regarding Signet’s business and performance based on its current operations. The revisions made in Fiscal 2021 and the Company’s overall methodology are further described in Item 7 of the Signet’s Fiscal 2021 Annual Report on Form 10-K. All periods below have been presented consistently with the revised calculation of adjusted EBITDA, as defined above.

	13 weeks ended		39 weeks ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$92.6	$9.3	$455.6	$(269.5)
Income tax expense (benefit)	9.1	21.3	32.1	(105.4)
Interest expense, net	4.1	9.1	12.4	25.6
Depreciation and amortization	39.2	45.5	122.9	130.3
Amortization of unfavorable contracts	(0.5)	(1.4)	(2.9)	(4.1)
EBITDA	$144.5	$83.8	$620.1	$(223.1)
Other non-operating expense, net	1.1	—	0.9	(0.3)
Share-based compensation	10.9	3.3	36.4	9.6
Other accounting adjustments
Restructuring charges - cost of sales	—	2.0	—	1.4
Restructuring charges	(1.7)	3.6	(3.3)	45.2
Asset impairments, net (1)	—	1.5	(0.3)	158.1
Rocksbox transaction-related costs	—	—	1.1	—
Gain on sale of in-house finance receivables	—	—	(1.4)	—
Shareholder settlement	—	—	—	7.5
Adjusted EBITDA	$154.8	$94.2	$653.5	$(1.6)
1) Includes ROU asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021.

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

	13 weeks ended		39 weeks ended
(in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating income (loss)	$106.9	$39.7	$501.0	$(349.6)
Gain on sale of in-house finance receivables	—	—	(1.4)	—
Restructuring charges - cost of sales	—	2.0	—	1.4
Restructuring charges	(1.7)	3.6	(3.3)	45.2
Asset impairments, net (1)	—	1.5	(0.3)	158.1
Rocksbox transaction-related costs	—	—	1.1	—
Shareholder settlement	—	—	—	7.5
Non-GAAP operating income (loss)	$105.2	$46.8	$497.1	$(137.4)
(1) Includes ROU asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior unsecured asset-based revolving credit facility (the “ABL Revolving Facility”). As of October 30, 2021, the Company had approximately $1.5 billion of cash and cash equivalents and $147.9 million of outstanding debt, with $1.2 billion of availability under its ABL Revolving Facility.
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
During the past three years under its Path-to-Brilliance transformation plan, the Company delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past three years laid the foundation for stronger than expected results and momentum beginning in the second half of Fiscal 2021, including prioritizing digital investments in both technology and talent, enhancing its new and modernized eCommerce platform and optimizing a connected commerce shopping journey for its customers. The Company’s cash discipline has also led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well through continued inventory reduction efforts. In addition, structural cost reductions during the past three years of the Company’s transformation strategy generated annual structural costs savings of approximately $300 million.
As the Company transitions to the next phase of its strategy, Inspiring Brilliance, it will continue to focus on working capital efficiency, optimizing its real estate footprint, and prioritizing transformational productivity to drive future cost savings opportunities, all of which are expected to be used to fuel strategic investments, grow the business, and enhance liquidity.
During Fiscal 2022, the Company made significant progress in line with its Inspiring Brilliance growth strategy through two key financial milestones. First, the Company renegotiated its $1.5 billion ABL Facility, as further described in Note 19, to extend the maturity until 2026 and allow overall greater financial flexibility to grow the business and provide an additional option to address the 2024 maturities for its 4.70% senior unsecured notes (“Senior Notes”) and Preferred Shares, if necessary.
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
During Fiscal 2022 the Company also remained committed to its goal to return excess cash to shareholders. The Company has declared the first, second and third quarter Fiscal 2022 preferred share dividend payable in cash, and beginning in the second quarter of Fiscal 2022, elected to reinstate the dividend program on its common shares. In addition, on August 23, 2021, the Board authorized a reinstatement of repurchases under the Company’s 2017 Share Repurchase Program (the “2017 Program”), as well as an increase in the remaining amount of shares authorized for repurchase under the 2017 Program from $165.6 million to $225 million. The Company repurchased $41.1 million of shares under the 2017 Program during the third quarter of Fiscal 2022. See Note 7 for more details.
As described above, the Company acquired Diamonds Direct on November 17, 2021 for cash consideration of $504.6 million, net of cash acquired, and subject to customary post-closing adjustments per the Transaction Agreement. The acquisition of Diamonds Direct accelerates the Company’s growth through expansion of the Company’s market in accessible luxury and bridal, in line with its “Inspiring Brilliance” strategy.
The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL Revolving Facility will be sufficient to meet its ongoing business requirements for at least the 12 months following the date of this report, including funding working capital needs, projected investments in the business (including capital expenditures), debt service, and returns to shareholders through either dividends or the share repurchases.
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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2022 and Fiscal 2021:

	39 weeks ended
(in millions)	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$483.9	$606.7
Net cash used in investing activities	(63.0)	(37.7)
Net cash (used in) provided by financing activities	(78.1)	395.1
Increase in cash and cash equivalents	$342.8	$964.1

Cash and cash equivalents at beginning of period	$1,172.5	$374.5
Increase in cash and cash equivalents	342.8	964.1
Effect of exchange rate changes on cash and cash equivalents	1.6	(6.0)
Cash and cash equivalents at end of period	$1,516.9	$1,332.6
Operating activities
Net cash provided by operating activities was $483.9 million compared to net cash provided by operating activities of $606.7 million in the prior year comparable period. This decrease, as further described below, is primarily due to reduced cash inflows from working capital compared to the prior period as the Company worked to preserve cash as a result of business disruptions from the impacts of the pandemic, partially offset by higher net income in the current year period.

•Net income was $455.6 million compared to net loss of $269.5 million in the prior year period, an increase of $725.1 million.
•Deferred taxes was a use of $20.1 million in the current period, compared to a source of $149.1 million in the prior year period. Changes in current income taxes was a use of $67.3 million in the current period compared to a use of $99.7 million in the prior year. The year over year change was primarily the result of the net operating loss carryback filed in the first quarter of Fiscal 2021 in accordance with the provisions of the CARES Act. This carryback resulted in collection of $164 million in the third quarter of Fiscal 2021, compared to estimated income tax payments of $118 million year to date in Fiscal 2022. Refer to Note 10 for more information.
•During the second quarter of Fiscal 2022, the Company sold its existing customer in-house finance receivables, as well as collected the payment obligation of the remaining 5% of the receivables previously sold in June 2018. This resulted in cash proceeds of $81.3 million. See Note 11 for further information.
•Cash used by inventory was $112.1 million compared to a source of $151.1 million in the prior year period. Inventory increased in the current year as a result of higher sales volume and as the Company builds inventory in preparation for the holiday shopping season, including the pull forward of purchases to mitigate potential supply chain disruptions. Inventory decreased in the prior year primarily due to store closures and cash management initiatives implemented as a result of COVID-19.
•Cash provided by accounts payable was $36.8 million compared to cash provided of $325.2 million in the prior year period. In the prior year period, as a result of cash management initiatives implemented as a result of the COVID-19, the Company began utilizing extended terms with its vendors and have maintained these extended terms throughout the current year.
•Cash provided by other assets and other receivables was $188.2 million in the prior year period and was driven primarily by the collection of insurance proceeds related to the shareholder litigation settlement described in Note 22. Offsetting these cash proceeds was the payment of the settlement amount during the prior year period, which resulted in cash used by accrued expenses and other liabilities of $192.5 million.
•Cash used for operating leases was $59.9 million in Fiscal 2022, compared to cash provided of $43.9 million in the prior year period, driven by the Company’s deferral of rent payments due beginning in April 2020, a substantial portion of which has been repaid to date during Fiscal 2022. See Note 15 for further information.
Investing activities
Net cash used in investing activities for the 39 weeks ended October 30, 2021 was $63.0 million compared to net cash used in investing activities of $37.7 million in the prior period. Cash used in Fiscal 2022 was primarily related to the acquisition of Rocksbox Inc. for $14.6 million (net of cash acquired) and capital expenditures of $50.5 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. The Company reduced planned capital expenditures in Fiscal 2021 due to uncertainty around COVID-19; however, Signet has planned Fiscal 2022 capital investments in the range of $190 million to $200 million, of which $140 million to $145 million relates to capital expenditures for technology and banner differentiation, and $50 million to $55 million relates to digital and cloud innovation.
Stores opened and closed in the 39 weeks ended October 30, 2021:

Store count by segment	January 30, 2021	Openings	Closures	October 30, 2021
North America segment (1)	2,481	47	(26)	2,502
International segment (1)	352	—	(3)	349
Signet	2,833	47	(29)	2,851
(1)    The net change in selling square footage for Fiscal 2022 year to date for the North America and International segments was (0.4%) and (0.7%), respectively.
Financing activities
Net cash used in financing activities for the 39 weeks ended October 30, 2021 was $78.1 million, primarily due to the repurchase of common shares of $41.1 million and preferred and common dividends paid of $25.9 million.
Net cash provided by financing activities for the 39 weeks ended October 31, 2020 was $395.1 million, consisted primarily of net borrowings of $435.8 million partially offset by $27.1 million for dividend payments on common and preferred shares. See further information on debt movements below.

Movement in cash and indebtedness
Cash and cash equivalents at October 30, 2021 were $1.5 billion compared to $1.3 billion as of October 31, 2020. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 19, on July 28, 2021, the Company entered into an agreement to amend the ABL Revolving Facility. The amendment extends the maturity of the ABL Revolving Facility to July 28, 2026 and allows the Company to increase the size of the ABL Revolving Facility by up to $600 million.
At October 30, 2021, Signet had $147.9 million of outstanding debt, consisting almost entirely of $147.6 million of Senior Notes.
At October 31, 2020, Signet had $1.0 billion of outstanding debt, consisting of $147.6 million of Senior Notes, $790.0 million on the ABL Revolving Facility, $100.0 million on the FILO Term Loan Facility and $3.6 million of bank overdrafts. On March 19, 2020, as a prudent measure in response to COVID-19 to increase the Company’s financial flexibility and bolster its cash position, the Company elected to access $900 million on the ABL Revolving Facility. Subsequently in Fiscal 2021, the Company fully repaid the $100 million FILO Term Loan Facility and the outstanding balance of the ABL Revolving Facility. Refer to Note 19 for further information regarding the Company’s indebtedness.
The Company had stand-by letters of credit outstanding of $18.8 million as of October 30, 2021 that reduces borrowing capacity under the ABL Revolving Facility.
Net cash was $1.4 billion as of October 30, 2021 compared to net cash of $292.8 million as of October 31, 2020. Refer to the non-GAAP measures discussed above for the definition of net cash (debt) and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of October 30, 2021, January 30, 2021 and October 31, 2020, the Company was in compliance with all debt covenants.
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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The Company and certain of its subsidiaries, which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q, have guaranteed obligations under the Senior Notes.
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
Although the Guarantees provide the holders of Senior Notes with a direct unsecured claim against the assets of the Guarantors, under US federal bankruptcy law and comparable provisions of US state fraudulent transfer laws, in certain circumstances a court could cancel a Guarantee and order the return of any payments made thereunder to the Guarantor or to a fund for the benefit of its creditors.
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

	Summarized Balance Sheets
(in millions)	October 30, 2021	January 30, 2021
Total current assets	$4,068.0	$3,799.6
Total non-current assets	2,253.8	2,475.9
Total current liabilities	2,276.2	2,357.1
Total non-current liabilities	3,453.6	3,578.7
Redeemable preferred stock	651.7	642.3
Total due from Non-Guarantors (1)	381.2	395.9
Total due to Non-Guarantors (1)	1,646.8	1,695.0
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	39 weeks ended	Year Ended
(in millions)	October 30, 2021	January 30, 2021
Sales	$4,656.8	$4,894.8
Gross margin	1,923.8	1,681.7
Income before income taxes (2)	440.5	161.1
Net income (2)	414.8	240.1
(2)    Includes net expense from intercompany transactions with Non-Guarantors of $60.0 million for the 39 weeks ended October 30, 2021 and income of $231.2 million for the year ended January 30, 2021. Intercompany transactions primarily include intercompany dividends and interest.

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
Signet’s market risk profile as of October 30, 2021 has not materially changed since January 30, 2021. The market risk profile as of January 30, 2021 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 19, 2021.
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
Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of October 30, 2021.
Changes in Internal Control over Financial Reporting
During the third quarter of Fiscal 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 22 of the Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The Company is supplementing the risk factors previously disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 30, 2021 with the following risk factors, which should be read in conjunction with the other risk factors presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 that was filed with the SEC on March 19, 2021.

The outbreak of COVID-19 has had a significant adverse impact on our business, and this outbreak, as well as other public health crises or disease outbreaks, epidemics or pandemics, has and could continue to adversely impact our business, financial condition, results of operations and cash flows and could continue to exacerbate other risk factors.

A public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19, or the threat or fear of such an event, has adversely impacted and could continue to adversely impact our business. COVID-19 significantly impacted consumer traffic and our retail sales during Fiscal 2021, due to the public health risk and government-imposed quarantines and restrictions of public gatherings and commercial activity to contain spread of the virus. In March 2020 we temporarily closed all of our stores in North America, our diamond operations in New York, our support centers in the United States, and effective March 24, 2020, temporarily closed all of our stores in the UK. During the fourth quarter of Fiscal 2021, both the UK and certain provinces of Canada re-established mandatory store closures. The shutdown of our New York diamond operations disrupted, to some extent, the growth of our eCommerce business. Our business may be further impacted if the economy deteriorates due to the ongoing COVID-19 pandemic, or if additional federal or state mandates order the shutdown of our stores, support centers or distribution centers. Further, due to COVID-19, we have recorded and may continue to record non-cash asset impairment charges, which may affect our operating results under US GAAP.

While we originally re-opened our stores consistent with government guidelines in the second quarter of Fiscal 2021, in connection with the widespread protests across the country and out of concern for the well-being of our customers and employees, we made the decision to temporarily close a small percentage of our stores at different points throughout the remainder of Fiscal 2021. A resumption of widespread protesting could result in similar impacts to our operations. Additionally, there is significant uncertainty around our customers’ willingness to continue to visit retail stores, particularly if the community transmission rates or health implications of new COVID-19 variants, such as the Omicron variant, create heightened risks. Social distancing protocols, government mandated occupancy limitations and general consumer behaviors due to COVID-19 may continue to negatively impact store traffic, which may negatively impact our sales. Such negative impacts may be exacerbated during peak traffic times such as the Holiday shopping season. Further, while we have implemented strict safety protocols in stores that we have re-opened, there is no guarantee that such protocols will be effective or be perceived as effective, and any virus-related illnesses linked or alleged to be linked to our stores, whether accurate or not, may negatively affect our reputation, operating results and/or financial condition. The COVID-19 pandemic also has disrupted our global supply chain, and may cause additional disruptions to operations, including increased costs of production and distribution. In addition, there could be further adverse impacts if our employees become sick, continue to be quarantined, or are otherwise limited in their ability to work at Company locations or travel. We may experience increased operational challenges due to the implementation of work from home policies for both office employees and store employees whose stores are temporarily closed. Remote working arrangements may increase risks associated with our information systems such as the risk of cybersecurity incidents or system failures, which could have an adverse effect on our business.

The uncertainty around the duration of business disruptions, the possibility of additional periods of increases or spikes in the number of COVID-19 cases; the impact of vaccines across the globe; and the extent of the spread of the virus in the United States and other areas of the world, could continue to adversely impact the national or global economy and negatively impact consumer spending, particularly discretionary spending, and our stock price. Additionally, the recent US Federal COVID-19 vaccine mandate could negatively impact our ability to attract and retain team members. On November 5, 2021, the United States Department of Labor’s Occupational Safety and Health Administration (“OSHA”), issued an emergency temporary standard entitled “COVID-19 Vaccination and Testing; Emergency Temporary Standard” which mandates COVID-19 vaccinations or weekly COVID-19 testing for all US employers with 100 or more employees effective beginning January 4, 2022. Legal challenges to this standard are currently underway, and while there is currently a judicial stay ordering that OSHA take no steps to implement or enforce the Temporary Standard, there is uncertainty whether the Temporary Standard will eventually take effect and when. This mandate could increase the challenges of recruiting and retaining our team members particularly at our stores and distribution centers, increase expenses and pose operational issues with respect to weekly testing requirements. If we are unable to continue to recruit and retain quality team members, including store and distribution center personnel, it could hinder our long-term strategies and success, and negatively impact our growth and profitability.

In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain shortages impacting our customers, suppliers, employees, products, stores or the economy as a whole, consumer spending habits could be adversely affected, and we could experience lower than expected sales and profitability. Any of these factors could have a material adverse impact on our business, financial condition and operating results; our level of indebtedness and covenant compliance; our ability to raise additional capital; our ability to execute our business plans; our access to and cost of financing; our lease obligations and relationships with our landlords; asset impairments; and our ability to execute and capitalize on our strategies. The full extent of the impact of COVID-19 on our operations, financial performance, and liquidity, depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions and the actions to contain the virus or treat its impact, among others. Further, as the COVID-19 pandemic subsides, the pace of the economic recovery and shifts in consumer discretionary spending and gifting to other categories such as travel and restaurants may negatively impact our results of operations or cash flows.

To the extent that COVID-19 has affected and continues to adversely affect the US and global economy, our business, results of operations, cash flows, or financial condition, it has heightened, and may continue to heighten, other risks described within the “Risk Factors” section in our annual report on Form 10-K for the year ended January 30, 2021. See the COVID-19 Update within Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the potential impact of COVID-19 on our business operations.

A decline in consumer spending may unfavorably impact Signet’s future sales and earnings, particularly if such decline occurs during the Holiday shopping season.

Our financial performance is highly dependent on US consumer confidence and the health of the US economy. The economic conditions in the US, the UK and Europe could impact our future sales and earnings. Conditions in the eurozone have a significant impact on the UK economy even though the UK is not a member of the Eurozone, which together with uncertainty regarding the final terms of the withdrawal of the UK from the European Union, could adversely impact trading in the International segment, as well as adversely impact the US economy.

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending. These include economic conditions, and perceptions of such conditions by consumers, consumer confidence, level of customer traffic in shopping malls and other retail centers, employment, the level of consumers’ disposable income, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in international, regional and local markets where we operate. As our sales are highly seasonal, a change in any one of these economic conditions during the Holiday shopping season could have an increased adverse impact on our sales.

Consumer spending may be affected by many factors outside of our control, including general economic conditions; consumer disposable income; consumer confidence; wage and unemployment levels; unexpected trends in merchandise demand; significant competitive and promotional activity by other retailers; the availability, cost and level of consumer debt; inflationary pressures; the increase in general price levels; domestic and global supply chain issues; the costs of basic necessities and other goods; effects of weather and natural disasters, whether caused by climate change or otherwise; epidemics, contagious disease outbreaks, pandemics and other public health concerns, including those related to COVID-19 (including variants such as the Omicron variant); or lockdowns of our stores, support centers or distribution centers due to governmental mandates or social unrest. Any such decreases in consumer discretionary spending could result in a decrease in consumer traffic, same store sales, and average transaction values and could cause us to increase promotional activities, which would have a negative impact on our operating margins, all of which could negatively affect our business, results of operations, cash flows or stock price, particularly if consumer spending levels are depressed for a prolonged period of time. Furthermore, we believe government economic stimulus measures have a positive impact on our sales and when removed it is uncertain if or how long associated benefits may last.

Jewelry purchases are discretionary and are dependent on the above factors relating to discretionary consumer spending, particularly as jewelry is often perceived to be a luxury purchase. Adverse changes in the economy and periods when discretionary spending by consumers may be under pressure could unfavorably impact sales and earnings. We may respond by increasing discounts or initiating marketing promotions to reduce excess inventory, which could also have a material adverse effect on our margins and operating results.

Our business has historically been highly seasonal, with a significant proportion of our sales and operating profit generated during our fourth quarter, which includes the Holiday shopping season. We expect to continue experiencing a seasonal fluctuation in sales and earnings. Therefore, there is limited ability for us to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations and strategies in other quarters, or to recover from any extensive disruption during the fourth quarter due to any of the factors noted elsewhere in this risk factor, particularly if lockdowns or weather events have an impact on a significant number of stores in the last few days immediately before Christmas Day or disruptions to warehousing, store replenishment systems or our ability to fulfill orders during the Holiday shopping season.

In addition, other retail categories and other forms of expenditure, such as electronics, entertainment and travel, also compete for consumers’ discretionary spending, particularly during the Holiday shopping season. Therefore, the price of jewelry relative to other products influences the proportion of consumers’ expenditures that are spent on jewelry. If the relative price of jewelry increases, if our competitive position deteriorates, or if pent up demand due to COVID-19 restrictions causes consumers to shift spending to more experience oriented categories such as travel, concerts, and restaurants, our sales and operating profits would be adversely impacted.

An increase in general price levels (due to inflationary pressure, domestic and global supply chain issues or other macroeconomic factors) could also result in a shift in consumer demand away from jewelry and related services, which would adversely affect our sales and, at the same time, increase our operating costs including but not limited to materials, labor, fulfillment and advertising. We may not be able to adequately increase our prices over time at price points that consumers are willing to pay to offset such increased costs. An inability to increase retail prices to reflect higher commodity, labor, advertising and other operating costs, would result in lower profitability.

Particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices or have an impact to our results of operations. As we use an average cost inventory methodology, volatility in our commodity costs may also result in a time lag before cost increases are reflected in retail prices. Further, even if price increases are implemented, there is no certainty that such increases will be sustainable or acceptable to consumers. These factors may cause decreases in gross and operating margins and earnings. In addition, any sustained increases in the cost of commodities could result in the need to fund a higher level of inventory or changes in the merchandise available to the customer, which could increase costs, disrupt our sales levels and negatively impact liquidity.

Any difficulty or delay in executing or integrating an acquisition, a business combination or a major business or strategic initiative may result in expected returns and other projected benefits from such an exercise not being realized.

Most recently Signet acquired Diamonds Direct during the fourth quarter of Fiscal 2022. There is always the potential for difficulty or delay in execution and integration of an acquisition, a business combination, a major business or strategic initiative including our direct diamond sourcing capabilities, or a strategic plan, such as our Inspiring Brilliance plan, that may prevent us from realizing expected returns and other projected benefits from such exercises during the anticipated timeframe or at all. The long-term growth of our business depends on the successful execution of our evolving business and strategic initiatives. Any number of factors could impact the success of these initiatives, many of which are out of our control, and there can be no assurance that they will be successful or deliver their anticipated benefits. Some initiatives may require us to devote significant management, financial and other resources and may expose us to new and unforeseen risks and challenges. We may also incur significant asset impairment and other charges in connection with any such initiative.

The acquisition of companies with operating margins lower than ours may cause an overall lower operating margin. Our current borrowing agreements place certain limited constraints on our ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions. Further, our ability to retain key employees of an acquired company, maintain pre-acquisition cultural dynamics and team morale, and foster the entrepreneurial spirit of an acquired company, particularly while implementing policies, procedures and compliance measures we require, may impact our ability to successfully integrate an acquisition. A significant transaction could also disrupt the operation of our current activities and divert significant management time and resources. For example, we experienced disruptions in our information technology systems and processes during our credit outsourcing transition in 2017, including server interruptions and downtime, which resulted in calls to customer service centers leading to long wait times.

If we are unable to execute or integrate an acquisition, business combination, a major business or strategic initiative or a transformation plan, this could have a significant adverse effect on our results of operations.

Our ability to protect our physical assets or intellectual property could have a material adverse impact on our brands, reputation and operating results.

Our jewelry products carry high value with resale potential and are therefore subject to loss by theft by customers, organized crime or other third parties. In addition, products held by us for repair or service are also subject to risk of loss or theft. We have experienced theft in the past and loss by theft may continue or increase in the future. In addition, the security measures we take may not be effective in reducing losses. Higher rates of theft including theft by organized retail crime networks that orchestrate burglaries, “smash and grabs,” looting or shoplifting operations could adversely impact our reputation, operations and ultimately, our overall financial condition. Furthermore, other costs and expenses resulting from criminal activity such as increased security costs and measures to prevent such activity, increased repair costs and increased costs to retain, replace or recruit team members that may be concerned about future crime impacting our stores or the shopping centers they operate in may also adversely impact our reputation, operations and financial condition.

Our trade names, trademarks, copyrights, patents and other intellectual property are important assets and an essential element of our strategy. The unauthorized reproduction, theft or misappropriation of our intellectual property could diminish the value of its brands or reputation and cause a decline in sales. Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from those of our competitors. The costs of defending intellectual property may adversely affect our operating results. In addition, any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the third quarter of Fiscal 2022:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
August 1, 2021 to August 28, 2021	968	$73.39	—	$225,000,000
August 29, 2021 to September 25, 2021	4,501	$83.27	—	$225,000,000
September 26, 2021 to October 30, 2021	467,256	$88.02	466,568	$183,922,862
Total	472,725	$87.94	466,568	$183,922,862
(1)    Includes 6,157 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting of restricted share awards under share-based compensation programs. These shares are not repurchased in connection with any publicly announced share repurchase programs.
(2)    The average price paid per share excludes commissions paid of $9,331 in connection with the repurchases made under the 2017 Share Repurchase Program (the “2017 Program”).
(3)    In June 2017, the Board of Directors authorized the repurchase of up to $600.0 million of Signet’s common shares. The 2017 Program may be suspended or discontinued at any time without notice. In August 2021, the Board of Directors authorized the increase in the remaining share repurchase under the 2017 Program of up to $225.0 million.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

2.1*#	Transaction Agreement, by and among Sterling Jewelers Inc., Diamonds Direct USA, Inc., Diamonds Direct Acquisition, LLC, and Rhino Holdings L.P., dated October 8th, 2021

22.1*	List of Subsidiary Guarantors

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signet Jewelers Limited

Date:	December 2, 2021	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial and Strategy Officer (Principal Financial Officer)