Form 10-K
period 2022-01-29
SIGNET JEWELERS LTD
filed 2022-03-17
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of July 31, 2021 was $3,348,799,396.
Number of common shares outstanding on March 11, 2022: 49,873,511
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant will incorporate by reference information required in response to Part III, Items 10-14, from its definitive proxy statement for its annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after January 29, 2022.

SIGNET JEWELERS LIMITED
FISCAL 2022 ANNUAL REPORT ON FORM 10-K

REFERENCES
Unless the context otherwise requires, references to “Signet” or the “Company,” refer to Signet Jewelers Limited and its consolidated subsidiaries. References to the “Parent Company” are to Signet Jewelers Limited.
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
Throughout this Annual Report on Form 10-K, financial data has been prepared in accordance with accounting principles generally accepted in the US (“GAAP”). However, Signet provides certain additional non-GAAP measures in order to provide increased insight into the underlying or relative performance of the business. An explanation of each non-GAAP measure used can be found in Item 7.
Fiscal year, fourth quarter and Holiday Season
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2023,” “Fiscal 2022,” “Fiscal 2021,” and “Fiscal 2020,” refer to the 52 week periods ending or ended January 28, 2023, January 29, 2022, January 30, 2021, and February 1, 2020. Fourth quarter references relate to the 13 weeks ended January 29, 2022 (“fourth quarter”) and January 30, 2021 (“prior year fourth quarter”).
As used herein, the “Holiday Season” consists of results for the months of November and December.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: the negative impacts that the COVID-19 pandemic has had, and could have in the future, on Signet's business, financial condition, profitability and cash flows; the effect of steps we take in response to the pandemic; the severity, duration and potential resurgence of the pandemic (including through variants), including whether it is necessary to temporarily reclose our stores, distribution centers and corporate facilities or for our suppliers and vendors to temporarily reclose their facilities; the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain, our ability to attract and retain labor especially if COVID-19 vaccine mandates are implemented, consumer behaviors such as willingness to congregate in shopping centers and shifts in spending away from the jewelry category and the impact on demand of our products, our level of indebtedness and covenant compliance, availability of adequate capital, our ability to execute our business plans, our lease obligations and relationships with our landlords, and asset impairments; general economic or market conditions, including impacts of inflation or other pricing environment factors on the Company's commodity costs (including diamonds) or other operating costs; financial market risks; our ability to optimize Signet's transformation strategies; a decline in consumer spending or deterioration in consumer financial position, whether due to inflation or other factors; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the relevant non-prime outsourcing agreement requiring transition to alternative arrangements through other providers or alternative payment options and our ability to successfully establish future arrangements for the forward-flow receivables; deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes, global economic conditions or other developments related to the United Kingdom's exit from the European Union; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals; stakeholder reactions to disclosure regarding the source and use of certain minerals; seasonality of Signet's business; the merchandising, pricing and inventory policies followed by Signet and failure to manage inventory levels; Signet's relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize Signet's multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of Signet's OmniChannel retailing and ability to increase digital sales, as well as management of its digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize Signet's real estate footprint; the ability to satisfy the accounting requirements for "hedge accounting," or the default or insolvency of a counterparty to a hedging contract; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to Signet's information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and jurisdictions in which Signet's subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; difficulty or delay in executing or integrating an acquisition, including Diamonds Direct, or executing other major business or strategic initiatives; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions; or the impact of weather-related incidents, natural disasters, strikes, protests, riots or terrorism, acts of war or another public health crisis or disease outbreak, epidemic or pandemic on Signet's business.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward-looking statement, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I
ITEM 1. BUSINESS
PURPOSE & STRATEGY
Signet Jewelers Limited’s (“Signet”, the “Company”, “we”, “us”, or “our”) purpose is “Inspiring Love” and its mission is to enable all people to “Celebrate Life and Express Love.” The Company’s vision is to be the world’s premier jeweler by engaging customers with superior shopping and ownership experiences, connecting with them seamlessly across channels, earning their trust, and providing superior expertise, value, products, and services to meet their lifetime jewelry needs and desires. Signet is the innovation and market share leader of the jewelry category with opportunity for additional growth as the Company leverages its core strengths and competitive advantages.

In Fiscal 2022, Signet successfully completed a three-year transformation plan —“Path to Brilliance”— which was designed to position the Company for reliable, sustainable long-term growth. Having achieved or exceeded its Path to Brilliance goals, the Company launched its next phase of growth — “Inspiring Brilliance” — in Fiscal 2022, focused on four where-to-play strategies: Win in Big Businesses; Expand Accessible Luxury and Value; Accelerate Services; and Lead Digital Commerce. The core objectives of “Inspiring Brilliance” are to grow operating margin and gain market share while driving annual revenues toward its longer-term goal of $9 billion.

Inspiring Brilliance
As described above, the foundations of “Inspiring Brilliance” are focused on four where-to-play strategies: Win in Big Businesses; Expand Accessible Luxury and Value; Accelerate Services; and Lead Digital Commerce. Below is the summary of the goals within these strategies, as well as the progress and accomplishments toward those goals during Fiscal 2022.

•Win in Big Businesses: Signet is investing in and keeping its largest businesses healthy and growing by differentiating and positioning Signet banners with the customers they serve best and by leading innovation that will help ensure they win. Signet’s banner value propositions are expanding the middle-market and attracting new and loyal customers across its entire portfolio. In this first year of Signet’s Inspiring Brilliance growth journey, the Company delivered revenue growth in each of its leading banners that is well ahead of the growth for the overall jewelry category. This early progress helped drive a 270 basis point gain to Signet’s market share, up from 6.6% in Fiscal 2021 to 9.3% in Fiscal 2022.

•Expand Accessible Luxury and Value: The Company is expanding the mid-market segment of the jewelry category by stretching the top of the mid-tier with greater focus on accessible luxury and the lower mid-tier with greater focus on value. At the top end of the market, Jared grew total revenue by 44% in Fiscal 2022, with its fastest growth reflected in products over $3,000. In addition, the Company acquired Diamonds Direct, an accessible luxury banner with a highly productive operating model. At the lower mid-tier, Signet’s goal of growing Banter by Piercing Pagoda (“Banter”) and outlets over time into billion-dollar businesses. Banter is on a growth trajectory with highly productive formats that delivered their seventh consecutive year of same store sales growth. Additionally, Banter opened a number of in-line formats, enabling banner access to shopping centers that do not allow Banter’s traditional kiosk format.

•Accelerate Services: Signet is positioned to create a $1 billion revenue stream through services, as well as expand its customer base and loyalty. Services carry higher margin profiles and Signet is focused on introducing consumer-driven services as well as enhancing its existing services. This past year, the Company strengthened its reputation as a preferred supplier of jewelry repair services with an enhanced and harmonized set of extended service agreements, increased repair customer satisfaction ratings, decreased repair times, and new services such as needle piercing and, through the acquisition of Rocksbox, jewelry rental. The Company also launched a loyalty program, Vault Rewards, that has already enrolled nearly 30,000 members since the pilot launched in November.

•Lead Digital Commerce: Digital innovation and capabilities are integral to the future of jewelry retail and is a cornerstone of Signet’s growth strategy. Signet now believes it has become the digital innovation leader in jewelry through focused investments and agile implementation. In Fiscal 2022, the Company implemented both customer-facing digital capabilities as well as operational technologies to strengthen its competitive advantages. Innovations included virtual try-on, asynchronous SMS texting between customers and jewelry consultants, and a range of flexible fulfillment options such as ship-from-store and same-day delivery. In the past year, roughly 25% of online orders utilized one of Signet’s flexible fulfillment capabilities, which contributed to more than a 50% improvement in inventory turn. In addition, the Company is leveraging artificial intelligence (“AI”) and machine learning in many operational parts of its business such as inventory distribution, labor planning and real estate fleet optimization. For example, since starting its transformation four years ago, Signet has reduced its store fleet by roughly 20%, using data-driven insights, in order to deliver nearly 500 basis points of annual gross margin expansion. Further, the Company is enabling its team members to be social ambassadors. More than 2,500 team members, including 700 virtual jewelry consultants, have been trained as micro-influencers.

How to Win: The Company is executing these growth strategies with three “How to Win” priorities: a Consumer-Inspired mindset, Connected Commerce presence, and a Culture of Innovation and Agility.

•Consumer Inspired: The Company is growing its customer base by drawing inspiration from inside and outside the jewelry category to drive innovation. Signet’s ability to develop unique customer insights with highly precise data analytics is emerging as a clear and sustainable competitive advantage. For example, in Fiscal 2022, Signet identified a trend in consumer spending as customers began spending more on gifts for those closest to them. Through careful assortment and price architecture planning, the Company took advantage of this emerging trend to drive higher average transaction values across all its banners. This data-powered foresight allowed the Company to be staffed and stocked in a year in which supply chain issues were significant obstacles for many retailers, leading Signet to deliver the strongest holiday selling season in its history.

•Connected Commerce: As part of its Path to Brilliance transformation, Signet moved from a bricks-and-mortar-centric business model to an OmniChannel strategy. Now, through Inspiring Brilliance, the Company is positioning itself to win with connected commerce capabilities that transcend OmniChannel, enabling its banners to engage customers whenever, wherever and however they want to shop. No other jewelry retailer offers a comparable mix of stores and digital platforms to serve customers. In Fiscal 2022, nearly 20% of sales were completed online and 65% of customers reported that they used a banner website prior to completing their purchase, which indicates that Signet customers now use both online and in-store experiences as part of their shopping journey. These seamless, friction-free experiences lead to higher transaction values and stronger conversion rates than a traditional OmniChannel strategy.

•Culture of Innovation and Agility: Signet has transformed its culture – achieving two consecutive years of being named a Great Place to Work-Certified™ Company. The Signet team is operating with high engagement scores and enhanced productivity levels. In fact, 90% of team members surveyed via the Great Place To Work® Trust Index© Employee Survey responded, “When I look at what we accomplish, I feel a sense of pride.” With the most experienced and dedicated team in its category, Signet is committed to be the innovation leader of every business in which it competes and to operate with the agility required to learn, grow and lead. The Company will continue to encourage leadership and fast-paced iterative learning at every level, to empower agile work teams, to inspire Design Thinking approaches to problem solving, and to nurture an environment in which innovation, diversity and transformational productivity are signature characteristics of the Signet culture. The strength of Signet’s culture has become a competitive advantage as it attracts top talent, enables high retention and low attrition rates, and inspires peak performance at every level of the organization, all of which are reflected in the Company’s strong business performance.

With its Path to Brilliance transformation now complete - and industry-leading growth in the first year of its Inspiring Brilliance growth journey - Signet is demonstrating that it has the strategies, strengths and talent to consistently outpace the market and deliver reliable, long-term sustainable growth.

2030 Corporate Sustainability Goals
As a company with a Citizenship & Sustainability Committee focused on its Environmental, Social and Governance (“ESG”) strategy, and a purpose-inspired business strategy in Inspiring Brilliance described above, Signet is committed to ongoing leadership in ESG initiatives as an important growth driver that is critical to the health of our business. To that end, the Company released its 2030 Corporate Sustainability Goals in Fiscal 2022, further strengthening Signet’s Corporate Citizenship and Sustainability leadership in the industry. Having already established its open-sourced Signet Responsible Sourcing Protocol which has become the industry standard for ethical and responsible sourcing, the Company now is committed to be the jewelry category leader in supply chain due diligence and reporting.
The Company’s Corporate Sustainability Goals are aligned with the UN Sustainable Development Goals in areas where Signet can have the most impact. Signet is a member of the UN Global Compact and adheres to its principles-based approach to responsible business. Leaders throughout the Company are engaged in every aspect of the Company’s Sustainability efforts. Banner leaders as well as functional leaders in Corporate Communications, Finance, Human Resources, Supply Chain, IT and Merchandising are responsible for achieving short-term and long-term goals. The Company has already achieved three of its Corporate Sustainability Goals while continuing to make steady progress towards its remaining goals.

The Company also launched the Signet Love Inspires Foundation (“Foundation”) to partner with and give grants to 501(c)(3) organizations that support underserved women and children, and social change advocacy, with the goal of creating a more equitable and sustainable world. With a focus on underserved woman and children the Foundation is able to support people during crisis with humanitarian aid.

For more information about Signet’s Citizenship & Sustainability strategy and programs, please refer the Company’s corporate website at www.signetjewelers.com.
OVERVIEW
Signet is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. The Company operated 2,854 stores and kiosks as of January 29, 2022, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America segment operated 2,506 locations in the US and 94 locations in Canada as of January 29, 2022.
◦In the US, the segment primarily operated in malls and off-mall locations under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); Diamonds Direct; JamesAllen.com; and Rocksbox. Additionally, in the US, the segment operated mall-based kiosks under the Banter by Piercing Pagoda banner.
◦In Canada, the segment primarily operated under the Peoples banner (Peoples Jewellers).
•The International segment operated 348 stores in the UK, Republic of Ireland and Channel Islands as of January 29, 2022, all under the H. Samuel and Ernest Jones banners.
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
In addition to the core strengths noted above, Signet believes its competitive advantages include strong awareness for each banner, superior customer experience, branded differentiated and exclusive merchandise, data-driven marketing and advertising, diversified real estate portfolio, an efficient and flexible supply chain, and services including financing and lease purchase options, extended service plans, repair and customer design, and piercing, among others.
Connected commerce
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

Through Signet’s banner websites, the Company educates customers about the jewelry category, and provides them with a source of information on products, brands, and available merchandise, as well as the ability to buy online. To effectively service the ever-evolving needs of its digitally connected customers, Signet’s websites are integrated with a customer’s local store, so that merchandise ordered online may be delivered to their store or at home. Banner websites continue to make an important and growing contribution to the customer experience, as well as to each banner’s marketing programs. Signet’s Connected Commerce strategy will continue to focus on:

•Investments in technologies and digital capabilities to enhance the customer journey. These include developing AI driven conversational commerce, the ability to virtually try on products, visual search tools, configuration capability, jewelry related services enhanced personalization / behavioral targeting, creative execution and brand differentiation. In addition, Signet will continue to focus on customer-first delivery options (such as buy online, pick up in store, “BOPIS”, same day delivery, curbside pickup, ship from store), creating a seamless customer experience between the websites, virtual and in-store selling, making it easier for customers whenever and however they choose to shop with Signet.

•The expansion of asynchronous messaging with intent recognition and the ability to route to the appropriate expert based on that intent recognition whether that be a sales expert for engagement rings, watches or other gifts, or service to an existing order or purchase.

•The creation of a robust Customer Data Platform and Journey Analytics and Orchestration program to achieve a more comprehensive and personalized view of the customer, and also facilitate cookie-less data activation which is expected to allow the Company to follow up on previous purchases as well as anticipate their needs.

•Adding new capabilities to Signet’s digital customer clientele program, which enables the Company’s jewelry consultants to build a direct relationship with their customers to create a more personalized customer experience. In Fiscal 2022, this program was further enhanced with a newly created Digital In-Store Integration practice established to lead the integration of Digital into brick & mortar stores across Signet banners. This team partners closely with IT and Operations to harmonize and enhance existing applications and systems and use next generation training techniques to provide the right level of training and support to the field team.
Signet’s supplier relationships allow the Company to display suppliers’ inventories on the banner websites for sale to customers without holding the items in its inventory until the products are ordered by customers, which are referred to as “virtual inventory.” Virtual inventory expands the choice of merchandise available to customers both online and in-store and accounted for approximately 8% of North America sales and 49% of North America online sales in Fiscal 2022 (see further in the Products and merchandising section below).
Customer experience
Signet is committed to delivering an inspiring, innovative, full service, seamlessly connected customer experience for our clients regardless of their channel of choice. The Company considers this an essential element and competitive advantage in the success of its business. The ability to recruit, develop and retain qualified jewelry consultants is an important capability to deliver customer satisfaction. Signet has comprehensive recruitment, training and incentive programs in place, including annual training conferences in the spring and fall.

Signet continues to invest in capabilities to enhance the customer experience to make it more personalized and journey focused. In Fiscal 2019, Signet implemented a multi-phase Voice of the Customer program utilizing the Net Promoter System as a component of its Path to Brilliance transformation plan and customer first initiatives. The first phase focused on setting up the technology, establishing stable measurements throughout the shopping ecosystem for key customer journeys, and discovering how to effectively operationalize customer feedback. In Fiscal 2020, Signet expanded into phase two by providing all stores and digital properties localized access to Voice of the Customer data to manage the customer experience real-time as performance feedback is received. To further strengthen its engagement with customers, Signet also implemented a closed-loop program whereby field and customer care teams rapidly respond to customers directly about their feedback to ensure the Company is delivering the best possible experience. In Fiscal 2021, Signet continued to optimize the program through expanded measurements and listening posts, integrating Voice of the Customer with additional operational data sources to drive greater sophistication in its customer and employee experience management, and develop additional tools to infuse the stories its customers share into the culture and their daily activities. Further refinements were pursued in Fiscal 2022 to continue to equip jewelry consultants, digital, and banner personnel with robust customer feedback to enhance their customer offerings and experiences.
Banner operations
As noted above, the Company operates eight banners in North America and two banners in the UK, with the majority operating through both online and brick and mortar retail operations. Signet has specific operating and financial criteria that must be satisfied before investing in new stores or renewing leases on existing stores, including evaluation of the mall/trade area and market potential. The Company reduced its store fleet by roughly 20% since beginning its transformation in Fiscal 2019, driving nearly 500 basis points of gross margin leverage over that time. Substantially all of the stores operated by Signet are leased. Signet continues to reposition its store portfolio in a manner that it believes will drive greater store productivity. These efforts include development and implementation of innovative store concepts to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at exiting under-performing stores, reducing the Company’s mall-based exposure and exiting regional brands.

The store activity was as follows for Fiscal 2022 and Fiscal 2021:

	January 29, 2022	Opened and acquired (1) (3)	Closures (1)	January 30, 2021	Openings(1)	Closures (1)	February 1, 2020
North America segment:
Mall (2)	1,602	59	(59)	1,602	20	(266)	1,848
Off-mall and outlet	904	45	(20)	879	33	(63)	909
Total North America segment store activity	2,506	104	(79)	2,481	53	(329)	2,757
International segment store activity	348	3	(7)	352	—	(99)	451
Signet total	2,854	107	(86)	2,833	53	(428)	3,208

North America Total net selling square feet (thousands) (2)	3,784			3,764			4,121
Increase (decrease) in net store selling space	0.5%			(8.7)%			(2.6)%

International Total net selling square feet (thousands)	405			408			478
Decrease in net store selling space	(0.7)%			(14.6)%			(4.2)%
(1)    Includes 12 store repositions in Fiscal 2022 and 33 repositions in Fiscal 2021.
(2)    Includes mall-based kiosks for the Banter by Piercing Pagoda banner.
(3)    Includes 22 Diamonds Direct off-mall locations acquired as described in Note 4 of Item 8.
Refer to Item 2 for additional information on the Company’s real estate portfolio.
North America Banners
The North America segment operates jewelry stores in malls, mall-based kiosks and off-mall locations throughout the US and Canada and online under national banners including Kay, Zales, Jared, Peoples, Banter by Piercing Pagoda and Diamonds Direct. Additionally, the Company operates online through JamesAllen.com and Rocksbox, as well as each of the individual banner websites.
Kay Jewelers (“Kay”)
Kay is the largest specialty retail jewelry brand in the US based on sales. Kay operates in shopping malls, off-mall centers, outlet malls and online. Kay is positioned as the champion of modern love and gratitude, the #1 US jeweler for bridal and all occasion-based gifting offering a broad assortment of fine jewelry including bridal, diamond solitaire, fashion jewelry and watches.
Kay accounted for 38% of Signet’s consolidated sales in Fiscal 2022 (Fiscal 2021: 38%).
Zales Jewelers (“Zales”)
Zales is the third largest specialty retail jewelry brand in the US, based on sales. Zales operates primarily in shopping malls, outlet malls, neighborhood power centers and online. Zales “The Diamond Store” is positioned as the style and self-expression fine jewelry authority, an emphasis on fashion oriented bridal, gifting and self-purchase consumers offering a broad range of bridal, diamond solitaire, fashion jewelry and watches.
Zales accounted for 22% of Signet’s consolidated sales in Fiscal 2022 (Fiscal 2021: 22%).
Jared The Galleria Of Jewelry (“Jared”)
Jared, which offers the broadest selection of merchandise, is the fourth largest US specialty retail jewelry brand by sales and is a leading off-mall destination specialty retail jewelry store chain. Jared is positioned with an “accessible luxury” assortment and additional services to appeal to a higher income customer and deliver higher average price points than Kay and Zales. Every Jared store has an on-site Design & Service Center where most repairs are completed within the same day.

Jared locations are normally free-standing sites with high visibility and traffic flow, positioned close to major roads within shopping developments. Jared stores primarily operate in retail centers that contain strong retail co-tenants, including big box, destination stores and some smaller specialty units.

Jared accounted for 17% of Signet’s consolidated sales in Fiscal 2022 (Fiscal 2021: 18%).

Banter by Piercing Pagoda (“Banter”)
Banter, our curated jewelry and piercing services brand, empowers its customers to express themselves with affordably priced selections of basic and fashion gold, silver and diamond jewelry. The brand operates primarily online and through mall-based kiosks in high-traffic areas across the US that are easily accessible and visible in regional shopping malls. During Fiscal 2022, Piercing Pagoda tested a new name, Banter by Piercing Pagoda. Based on results, all stores were renamed to Banter by Piercing Pagoda by the end of Fiscal 2022. Banter opened 12 inline locations in Fiscal 2022 within shopping malls and outdoor lifestyle centers. The brand also offers virtual styling sessions, giving customers a new digital shopping experience. Banter has continued to expand its facial piercing offerings with the introduction of hollow needle piercing in select markets, seeing opportunity to leverage this growing trend.
Banter accounted for 7% of Signet’s consolidated sales in Fiscal 2022 (Fiscal 2021: 6%).
JamesAllen.com (“James Allen”)
James Allen is the world’s premier online retailer of fine diamond and bridal jewelry. During Fiscal 2019, the first James Allen concept store and showroom was launched in Washington D.C. featuring advances in digital technology and a millennial-inspired shopping experience. This store enables the Company to test new concepts and incorporate innovation in new store design plans for all of the Company’s banners.
James Allen accounted for 5% of Signet’s consolidated sales in Fiscal 2022 (Fiscal 2021: 6%).
Peoples Jewellers (“Peoples”)
Peoples is Canada’s largest specialty jewelry retailer and is positioned as “Canada’s #1 Diamond Store” emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Peoples operates primarily in shopping malls and online.
Peoples accounted for 3% of Signet’s consolidated sales in Fiscal 2022 (Fiscal 2021: 3%).
Diamonds Direct
On November 17, 2021, the Company acquired all of the outstanding shares of Diamonds Direct USA Inc., a Delaware corporation (“Diamonds Direct”).
Diamonds Direct is an off-mall, destination jeweler in the US, with a highly productive, efficient operating model with demonstrated growth and profitability. Diamonds Direct’s strong value proposition, extensive bridal offering and customer-centric, high-touch shopping experience is destination for younger, luxury-oriented bridal shoppers. Diamonds Direct furthers Signet’s accessible luxury positioning with a distinct focus on bridal, appealing to a higher income customer and delivers higher average price points compared to other banners. Diamonds Direct’s stores are typically located in desirable off-mall sites proximate to high-end, destination centers alongside strong performing upscale retailers.

Diamonds Direct accounted for 2% of Signet’s consolidated sales in Fiscal 2022.
Rocksbox
On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business.
Rocksbox is a jewelry rental membership that allows members to discover new looks, trends or add classic styles to their jewelry collection. Rocksbox is direct to consumer, acquiring members primarily through digital advertising. For $21 / month members receive three pieces of jewelry in a set mailed to their door. There is no limit to the number of sets that can be received every month and the $21 monthly membership fee can be applied as a credit towards the purchase of any piece from their set. Rocksbox accounted for less than 1% of Signet’s consolidated sales in Fiscal 2022.
International Banners
The International segment operates primarily in the UK and Republic of Ireland. The International segment transacts mainly in British pounds, as sales and the majority of operating expenses are incurred in that currency.
H.Samuel
H.Samuel has 150 years of jewelry heritage, with a target customer focused on lower-price point fashion-trend oriented, everyday jewelry. H.Samuel continues to focus on larger store formats in regional shopping centers.
H.Samuel accounted for 3% of Signet’s consolidated sales in Fiscal 2022 (Fiscal 2021: 3%).

Ernest Jones
Ernest Jones serves the upper middle market, with a target customer focused on high-quality, timeless jewelry.
Ernest Jones accounted for 3% of Signet’s consolidated sales in Fiscal 2022 (Fiscal 2021: 4%).
Products and merchandising
Signet believes that a competitive strength is its industry-leading merchandising. Merchandise selection, innovation, availability and value are all critical success factors. The range of merchandise offered and the appropriate level of inventory availability are supported centrally by extensive and continuous research and testing. Signet’s jewelry merchant teams are constantly evaluating global design trends, innovating, and developing new jewelry collections, including through strategic partnerships, that resonate with customers.
Suppliers
In Fiscal 2022, the five largest suppliers collectively accounted for approximately 19.6% of total purchases, with the largest supplier comprising 5.1%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.
Merchandise
Details of merchandise mix by major product category (excluding repairs, extended service plans and other miscellaneous sales) are shown below:

	North America	International	Consolidated
Fiscal 2022
Bridal	47%	47%	47%
Fashion	48%	20%	46%
Watches	4%	33%	6%
Other	1%	—%	1%
	100%	100%	100%
Fiscal 2021
Bridal	51%	34%	49%
Fashion	43%	26%	42%
Watches	4%	37%	7%
Other	2%	3%	2%
	100%	100%	100%
The bridal category, which includes engagement, wedding and anniversary purchases, is predominantly diamond jewelry. All of our product categories are to an extent dependent on the economic environment as customers can trade up or down price points depending on their available budget. Bridal represented 47% of Signet’s total merchandise sales and the fashion category represents 46% of Signet’s total merchandise sales during Fiscal 2022.
Merchandise is categorized as non-branded, third party branded, and branded differentiated and exclusive. Non-branded merchandise includes items and styles such as bracelets, gold necklaces, solitaire diamond rings, and diamond stud earrings. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available from other jewelry retailers (e.g. Vera Wang Love®, Neil Lane®, Disney Enchanted®).
Signet believes that the development of branded differentiated and exclusive merchandise raises the profile of its banners, helps to drive sales and provides its well-trained jewelry consultants with a powerful selling proposition. Digital marketing and national television advertisements include elements that drive brand awareness and purchase intent. Signet’s scale and proven record of success in developing branded differentiated and exclusive merchandise attracts offers of such programs from jewelry manufacturers, designers and others ahead of competing retailers, and enables it to leverage its supply chain strengths.
Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and provides the flexibility to return non-performing merchandise. Virtually all of Signet’s consignment inventory is held in the US.

Raw materials
The Company’s costs, as with the jewelry industry as a whole, are generally affected by fluctuations in the price and supply of diamonds, gold and, to a much lesser extent, other precious and semi-precious metals and stones. The cost of raw materials is only part of the costs involved in determining the retail selling price of jewelry, with labor costs and assembly costs from third-party vendors also being significant factors.
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
Signet purchases loose polished diamonds in global markets (e.g. India, Israel) from a variety of sources (e.g. polishers, traders). Signet mounts stones in settings purchased from manufacturers using third-parties and in-house resources. By using these approaches, the cost of merchandise is reduced and the consistency of quality is maintained enabling Signet to provide better value to customers. Buying loose diamonds helps allow Signet’s buyers to gain a detailed understanding of the manufacturing cost structures and, in turn, leverage that knowledge to negotiating better prices for the supply of finished products.
Signet continues to take steps to advance its vertical integration, which includes rough diamond sourcing and processing. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for customers worldwide while achieving further efficiencies in the supply chain. Signet owns a diamond polishing factory in Gaborone, Botswana. The Company is a DeBeers sightholder, and receives contracted allocations of rough diamonds. Signet has also established a diamond liaison office in India and a diamond trading office in New York to further support its sourcing initiative.
Rough diamonds are purchased directly from the miners and then the stones are marked, cut and polished in Signet’s own polishing facility. Any stones deemed unsuitable for Signet’s needs are sold to third-parties on the open market.
Marketing and advertising
Marketing is one of Signet’s most critical investments. It generates customer awareness and purchase considerations, and over time strengthens its banners and drives share growth. Effective and efficient marketing investment is a competitive advantage in the jewelry industry, which involves a discretionary purchase where most of the merchandise is not branded, and the purchase cycle can stretch to years.
Signet’s marketing investment is allocated between the various options available (broadcast television, online video, connected television, programmatic radio, direct mail, digital marketing, social media, and in store materials), and the spend distribution evolves over time to align to change in consumer behavior.

As marketing activities are undertaken throughout the year, digital and data capabilities provide real-time insights into customer journeys, enabling personalized communications. Signet will continue to evolve its marketing model by re-balancing the timing and mix of its media investments, leveraging a more personalized journey-based approach, and modernizing its content and messaging in order to improve effectiveness and better align to shifts in consumer media consumption. Additionally, while the Company will maintain its strong presence during traditional time-based holidays (Valentine’s Day, Mother’s Day, and the Holiday Season), Signet will also expand capabilities to grow its share of personal gifting occasions such as birthdays and anniversaries, and continue its emphasis in “always on” bridal messaging.

Signet will continue to optimize the effectiveness of its creative campaigns, building on banner differentiation strategies. The banners work with a portfolio of creative agencies and have built both internal and external data and media expertise.

Details of gross advertising (i.e. advertising before vendor contributions) by segment is shown below:

	Fiscal 2022		Fiscal 2021		Fiscal 2020
(in millions)	Gross advertising spending	as a % of segment sales	Gross advertising spending	as a % of segment sales	Gross advertising spending	as a % of segment sales
North America	$508.6	7.0%	$329.5	6.8%	$370.0	6.6%
International	18.4	3.7%	13.5	3.8%	18.9	3.6%
Signet	$527.0	6.7%	$343.0	6.6%	$388.9	6.3%
Other sales and services
The Company offers repair services to its customers that include both merchandise repairs and custom design services. These services represent less than 5% of consolidated sales; however, represent an important opportunity to build customer loyalty. The custom design and repair business has its own field management and training structure, and operates in Design & Service Centers located in Jared stores. These Design & Service Centers are staffed with skilled artisans who support the repair and custom business generated across all US banners. Signet’s custom jewelry sales use a proprietary computer selling system and in-store design capabilities.
The North America segment sells extended service plans covering lifetime repair service for jewelry and jewelry replacement plans. The Design & Service Centers also service the lifetime repair service plans for Kay, Zales and Jared, in addition to supporting the chargeable repairs and custom businesses. The lifetime repair service plans cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise or a replacement option if the merchandise cannot be repaired. The extended service plans are a valuable part of the customer experience and product offerings. These plans provide the Company a higher rate of profitability than merchandise sales and are a significant component of Signet’s operating income. In Fiscal 2022, we introduced updated extended service agreements offering unique plans for both bridal and fashion merchandise, with additional benefits including engraving for bridal merchandise. Jewelry replacement plans require the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged within a defined period in accordance with the plan agreement. The North America segment also offers customers a two-year fine watch warranty. Refer to Note 3 in Item 8 for further information on these plans.
Customer finance
Several factors inherent in the US jewelry business support the circumstances through which Signet is positioned to generate profitable incremental business through its partner supported consumer payment programs. These factors include a high average transaction value and a significant population of customers seeking to finance merchandise, primarily in the bridal category. Signet’s financial service offerings are an integral part of its business and a major driver of customer loyalty. In North American markets, customers are offered revolving and promotional credit plans under Signet’s private label credit card programs, online payment options, a lease purchase option provided by Progressive Lease, and installment loan and split-payment options provided by Affirm, allowing Signet to offer payment options that meet each customer’s individual needs. In addition, the Company has partnerships with third-party providers who directly extend credit to its customers, and who also manage and service the customers’ accounts.
Below is a summary of the payment participation rate in North America which reflects activity for in-house and outsourced credit program customers in North America, for Kay, Jared, Zales and Banter customers, as well as lease purchase customers:

(dollars in millions)	Fiscal 2022	Fiscal 2021
Total North America sales (1)	$6,700.2	$4,539.4
Credit, lease and Affirm purchase sales	$2,739.9	$1,888.9
Credit, lease and Affirm purchase sales as % of total eligible North America sales (1)	40.9%	41.6%
(1) Excludes Diamonds Direct, James Allen, and Rocksbox, as these banners do not participate in the Company’s financing programs discussed above.

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

Comenity Bank provides credit and services to the Kay, Jared, Zales and Banter banners. Genesis Financial Solutions (“Genesis”) provides a second look program for applicants declined by Comenity Bank. During Fiscal 2022, the Comenity and Genesis program agreements were amended and restated to terminate in December 2025. Additionally, in Fiscal 2022 Signet entered into amended and restated purchase agreements with Carval, Castlelake, and Genesis (“Investors”) regarding the purchase of add-on receivables on such Investors’ existing accounts, as well as the purchase of the Signet-owned credit card receivables portfolio for accounts that had been originated through Fiscal 2021. Servicing of these non-prime add-on receivables, including operational interfaces and customer servicing, is provided by Genesis. As a result of the amended and restated agreements entered into with Comenity, Genesis, and the Investors during Fiscal 2022, Signet no longer retains any customer in-house finance receivables. In addition, on March 7, 2022, the Company entered into amended and restated receivable purchase agreements with CarVal and Castlelake regarding the purchase of add-on receivables on such Investors’ existing accounts. Under the amended and restated agreements, The Bank of Missouri will be the issuer for the add-on receivables on these existing accounts and CarVal and Castlelake will purchase the receivables from The Bank of Missouri.

HUMAN CAPITAL MANAGEMENT
Signet’s People First approach

At Signet, our approach to Human Capital management starts with our core value of “People First” and creating a truly inclusive, innovative, and collaborative company culture. We believe that thriving and engaged team members are integral to Signet’s success. The execution of our Inspiring Brilliance business strategy is supported by our confidence in the Signet team and our commitment to their overall success and personal growth. As a retail company, sales and customer relationships are at the core of our business model. Our success depends on our ability to attract, develop, and retain highly engaged and motivated team members. Our emphasis on rewarding our retail team members with competitive wages and benefits provides a compelling package. We invested significantly in the wages and overall compensation of our existing team members in the fall of Fiscal 2022 by raising the minimum wage to $15/hour for our US operations. For eligible jewelry consultants in the US, our total average hourly wage is $20.55.

In Fiscal 2022, Signet was again named a Great Place to Work-Certified™ Company for the second consecutive year which reflects the pride, engagement, and enthusiasm of our employees throughout our organization. We are proud and honored by this recognition and we attribute this accolade to our focus on transforming the Company’s culture, team member engagement and our overall human capital management strategy. In addition, Signet was named to the Bloomberg® Gender Equality Index for the fourth year in a row – the only specialty retail jeweler to do so. Signet was rated 85 out of 100 by the Human Rights Coalition Corporate Equality Index.

Vision for the Future

As noted in the Purpose and Strategy section, the Company released its 2030 Corporate Sustainability Goals in Fiscal 2022. The Company’s goals provide a roadmap for Signet’s commitment to sustainability. Under the heading “Love for Our Team,” The Chief People Officer is responsible for fifteen goals in the areas of Employer of Choice, Community of Inclusiveness, and Purpose and Appreciation. A full list of Signet’s goals is published on the Company’s corporate website and an annual progress report on the goals is included in the Company’s annual Corporate Citizenship and Sustainability report.

Employees and demographics

As of January 29, 2022, the number of global team members employed at Signet was 30,856 as compared to 26,749 at January 30, 2021. Approximately 88% of the Company’s workforce was employed in North America.

	January 29, 2022	January 30, 2021	February 1, 2020
North America	27,162	23,700	28,835
UK	3,239	2,885	4,086
Other international	455	164	165
Total	30,856	26,749	33,086

North America (1)	January 29, 2022	January 30, 2021
Full-time	15,395	14,800
Part-time	11,174	8,900
Total	26,569	23,700
By Gender
Women	19,613	17,750
Men	6,601	5,822
Nonbinary or chose not to identify	355	128
By Race/Ethnicity
Number of Black or African American employees	3,715	3,095
Number of American Indian and Alaska Native employees	212	152
Number of Asian employees	1,348	1,169
Number of Caucasian and White employees	13,094	12,200
Number of Hispanic and Latino employees	4,203	3,375
Number of Native Hawaiian and Other Pacific Islander employees	114	104
Number of employees of two or more races	976	822
Number of employees of unknown ethnicities	2,907	2,783
(1) Excludes Diamonds Direct

Diversity, equity, and inclusion

We value building a diverse workforce, embracing different perspectives, and fostering an inclusive, empowering work environment for our team members and customers. Our diversity, equity and inclusion efforts transcend all levels of our Company, from our retail store team members through our leadership team and Board of Directors (“Board”). Currently, 58 percent of our Board are gender or ethnically diverse, including five female Board members and two ethnically diverse Board members. Approximately 42 percent of Vice Presidents and above are women and approximately 13 percent of Vice Presidents and above are ethnically diverse.

In response to the Fiscal 2022 Great Place to Work®Trust Index© Employee Survey, Signet team members responded positively to statements regarding fair treatment in our Company. Of team members surveyed, 91 percent of Signet team members responded, "People here are treated fairly regardless of race” and 93 percent of Signet team members responded, “People here are treated fairly regardless of sexual orientation.” Furthermore, we recognize our customer base's diversity and strive to have a workforce that is representative of such customers. In Fiscal 2022, approximately 69 percent of Signet’s new hires in North America were diverse candidates.

We are committed to advancing diversity, equity, and inclusion in the workplace. In Fiscal 2022, we provided team members the opportunity to select a third nonbinary option in addition to male and female in our HRIS software. This innovation invited team members to bring their whole selves to work. We expanded our thriving Business Resource Groups (“BRGs”), which are team member led volunteer groups to improve attraction, retention, inclusion, and engagement of a diverse workforce by developing programming and initiatives. We added two additional BRGs and, currently, we have eight: Veterans, Pride (LGBTQ+), Women, Black Employee Network, Young Professionals, Transforming Diversity Equity and Equality (“TIDE”), Diamante (Hispanic and Latinx) and Asian Pacific Employee Network. In addition, during Fiscal 2022 we continued a series of “Signet Speaks Out” town halls providing a safe, open forum for team members to have honest and candid discussions about important topics such as racism, allyship and inclusion. In addition, as part of our commitment to continued enhancements in our diversity, equity, and inclusion efforts, we require team members to undergo annual training on unconscious bias and microaggressions.

Training

In Fiscal 2022, Signet launched Brilliant University, a new platform for investing in team member training, leadership development and education. The platform gives team members access to training modules from their very first day of employment. Investments in our people, such as training, allows us to recruit exceptional candidates from other retailers and industries and efficiently provide them with new skills and experiences regarding Signet values, leadership traits and jewelry knowledge.

Brilliant University empowers team members to invest in learning their job, building new skills and growing their career. The Signet team member training experience is defined by Signet’s seven leadership traits (1) Vision and purpose (2) Critical thinking (3)

Customer obsession (4) Employee Experience (5) Diversity, Equity & Inclusion (6) Innovative Action and (7) Performance Excellence. Our leadership traits are foundational to the success of each leader at Signet no matter the job title. We believe in “leadership at every level” and Brilliant University provides education and training for team members to learn more about what each trait looks like at different levels in the organization.

Board oversight

Signet’s Human Capital Management and Compensation Committee plays an active role in overseeing our human capital management efforts. The full Board has worked closely with the executive management team, particularly the Chief People Officer, in helping shape the succession plans and leadership development agenda. Board oversight activities in this area include review of CEO and executive officer succession planning, review of diversity and other employee metrics, employee experience, and review of the Company's annual employee engagement survey results. In addition to its compensation governance responsibilities, the Committee provides oversight on behalf of the Board to overall management of human capital including culture, diversity and inclusion, executive compensation programs, benefits and well-being strategy, talent management (attraction, development, and retention), performance management, and succession planning. The scope of this Committee underscores our focus on the quality, performance, retention and development of our team. Signet’s Human Capital Management and Compensation Committee, in collaboration with the Corporate Citizenship and Sustainability Committee, oversees diversity, equity and inclusion, employee engagement and employee experience practices, and Signet’s Love for Our Team Corporate Sustainability Goals. The Board supported the introduction of our newly defined employee experience where team members are: invited to be their best selves; introduced to new ideas that grow their passion, not just their jobs; and are inspired to inspire more love in the world.

Compensation and benefits

One of our primary retention strategies is focused on providing competitive wages as part of the overall team member experience. This fundamental approach to human capital management is intended to attract and retain a talented and diverse workforce, who provide significant value to our customers, Company, and stakeholders. We fully implemented our $15/hour minimum wage for our existing US operations in the fall of Fiscal 2022 ahead of schedule and ahead of our holiday recruiting. In addition, we announced holiday bonuses for all retail team members ahead of the holiday recruiting season. This strategy allowed us to attract and hire seasonal team members and meet all of our holiday sales goals.

Competitive benefits are critical to our success in identifying, recruiting, retaining, and incentivizing our existing and prospective team members.
•We design our benefit packages to be competitive in the marketplace and they meet or exceed local laws. Full-time hourly team members are eligible for health insurance, parental leave, paid time off, and tuition assistance.
•We provide our team members with access to flexible and convenient medical benefits programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer eligible team members dental and vision coverage, health savings, flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability insurance, term life insurance and a 401(k) Savings Plan in the US.
•Signet provides health plan benefits for same-sex domestic partners/spouses and LGBTQ team members. Health insurance and parental leave benefits include same-sex partners, and health insurance benefits include fertility coverage and adoption benefits for LGBTQ families. All parents, regardless of gender, are eligible for parental leave benefits. Transgender benefits were announced in Fiscal 2021 and were fully implemented in Fiscal 2022.
•Signet has not raised employee premiums on medical benefits for two years in a row.

Communications and employee sentiment

Communication efforts are one of our key strategies to engage, educate and unite our team members. Signet launched its “Inspiring Love” corporate purpose in Fiscal 2021, followed by the launch of the Team Member Experience in Fiscal 2022.

In Fiscal 2022, the Company integrated Purpose-driven messaging into the employee experience and brought purpose to life through all of our actions. The Signet Team Member Experience provides timely, relevant and consistent messaging and engages our team in common growth objectives to support the success of the organization. The Team Member Experience unifies the Company as a whole, creates a unique value proposition, allows us to differentiate ourselves as a retailer and as an employer of choice. In the fourth quarter of Fiscal 2022, Signet launched a Voice of the Employee survey. The survey results reflected a renewed and clear sense of Purpose with nearly 90% of team members understanding how their work contributes to Signet's Purpose. Throughout the year employee engagement scores steadily increased resulting in an increase of Signet’s annual retention rate of seven percentage points from Fiscal 2021 to Fiscal 2022.

Collective bargaining

We respect our employees' rights to organize and engage in bargaining in good faith to reach a collective agreement that meets team members’ needs. Our diamond polishing factory employees in Gaborone, Botswana are covered by a collective bargaining agreement (represents less than 1% of Signet’s total employees). None of our employees in the UK and North America are covered by collective bargaining agreements.

MARKETS
Signet operates in the US, Canada and UK markets.
US
Based on the average of the most recent market estimates published by Euromonitor in July 2021, Mintel in September 2021, and Statista in October 2021, the total US jewelry and watch market was approximately $69 billion in 2021. This implies a Signet jewelry and watch market share of 9.3%. Since 2010, the industry average annual growth rate is 2%. Around 90% of the market is represented by jewelry, with the balance being attributable to watches. According to the latest data from the US Labor Department, as of September 2021 there were approximately 19,100 jewelry stores in the country, down 1% from the prior year.
Canada
Prior to 2020, the jewelry and watch market in Canada, according to the latest data available to Signet from Euromonitor, grew steadily since 2014, rising to an estimated $6.8 billion USD in 2019. However, COVID-19 impacted growth in 2020 and the market is still recovering, reaching a Euromonitor estimated market size of $6.4 billion USD in 2021, an increase of 12% from the previous year. From 2022 through 2026, Euromonitor predicts jewelry will record a 7% current value compound annual growth rate (“CAGR”) (a 4% value CAGR at constant 2021 prices).
UK
In the UK, the jewelry and watch market was estimated at about £7.2 billion in 2021, up approximately 16% from the prior year, according to Euromonitor. Beginning in 2022, Euromonitor estimates the jewelry is expected to record a 5% current value CAGR (3% CAGR at 2021 constant prices) to reach £9.4 billion in 2026.
TRADEMARKS AND TRADE NAMES
Signet is not dependent on any material patents or licenses in any of its segments. Signet has several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these trademarks and trade names include the following:
•Kay®; Kay Jewelers®; Kay Jewelers Outlet®; Jared®; Jared The Galleria Of Jewelry®; Jared Vault®; Jared Jewelry Boutique®; Every Kiss Begins with Kay®; Jared Eternity®; Celebrate Life Express Love®; Leo®; the Leo Diamond®; Hearts Desire®; Chosen®; Now and Forever®; Ever Us®; James Allen®; Long Live Love®; Dare to be Devoted®; Love + Be Loved®; Brilliant Moments®; Closer Together®; Luminous Cut™; Vibrant Shades™; Love’s Radiance®; Forever Connected™; Every Love™; Bold Reflections®; Diamonds Direct®; and Rocksbox®.
•Zales®; Zales Jewelers™; Zales the Diamond Store®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers®; Peoples the Diamond Store®; Peoples Outlet the Diamond Store®; Piercing Pagoda®; Banter™; Arctic Brilliance®; Arctic Brilliance Canadian Diamonds®; Brilliant Buy®; Brilliant Value®; Celebration Diamond®; Celebration Ideal™; From This Moment®; Let Love Shine®; The Celebration Diamond Collection®; Unstoppable Love®; Endless Brilliance®; Everything You Are®; Love’s Destiny®; Zales Private Collection™; and Elegant Reflections®.
•H.Samuel®; Ernest Jones®; Ernest Jones Outlet CollectionTM; Commitment®; Forever Diamonds®; The Kiss Collection®; Princessa Collection®; Radiance®; Secrets of the Sea®; Viva Colour®; It Feels Good To GiftTM; With You ForeverTM, The Eternal Diamond – Cut From The Stars® ; H Samuel Style to Make You Smile® ; and Celebrate Your Story®.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales, as well as accounts for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
REGULATION
As a company with both US and international operations, we are required to comply with numerous laws and regulations in the jurisdictions in which we operate, covering areas such as consumer protection, consumer privacy, data protection, consumer credit, consumer credit insurance, health and safety, waste disposal, supply chain integrity, truth in advertising and employment. Signet monitors changes in these laws to maintain compliance with applicable requirements.

CLIMATE CHANGE
Signet recognizes that climate change poses a systemic risk to business operations.
Adverse effects of climate change, such as extreme weather events, particularly over a prolonged period of time, could negatively impact the Company’s business and results of operations if such conditions limit our consumers ability to access our stores, cause our consumers to limit discretionary spending, or disrupt our supply chains or distribution channels.

Adverse effects of climate change may increase the costs of diamond mining and diamond processing including cutting and polishing. Signet sources diamonds from around the world, and some locations may be more vulnerable to climate change. If the costs of natural diamonds increase, Signet may reallocate sourcing to lab-grown diamonds in line with customer preferences for cost and quality.

In Fiscal 2022, Signet took the first steps required to prepare the Company for disclosure in line with Task Force on Climate Related Disclosures (“TCFD”). Signet has put a governance structure in place to monitor climate-change risks and adjust business operations accordingly. Two Board level committees at Signet are responsible for monitoring climate change risks (1) the Audit Committee supervises risks across the Company, and (2) the Corporate Citizenship and Sustainability Committee supervises enterprise-wide policy regarding Signet’s 2030 Corporate Sustainability Goals, including Signet’s goal to achieve net-zero greenhouse gas emissions by 2050. At the Company level, Signet formed the Climate Action and Sustainability Committee (“CASC”) in June 2021. CASC is a cross-functional committee with leaders across Signet’s business operations with the mandate of improving Signet’s data disclosures on climate and monitoring the progress of Signet’s climate-related Corporate Sustainability Goals. Signet’s greenhouse gas emission data is published in our annual Sustainability report, which is available on the Company’s website. Signet is also in the process of instituting the policies and procedures required to disclose financial grade greenhouse gas emissions data.
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

A public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19, or the threat or fear of such an event, has adversely impacted and could continue to adversely impact our business. COVID-19 significantly impacted consumer traffic and our retail sales during Fiscal 2021, due to the public health risk and government-imposed quarantines and restrictions of public gatherings and commercial activity to contain spread of the virus. In March 2020 we temporarily closed all of our stores in North America, our diamond operations in New York, our support centers in the US, and effective March 24, 2020, temporarily closed all of our stores in the UK. During the fourth quarter of Fiscal 2021, both the UK and certain provinces of Canada re-established mandatory store closures. The shutdown of our New York diamond operations disrupted, to some extent, the growth of our eCommerce business. Our business may be further impacted if the economy deteriorates due to the ongoing COVID-19 pandemic, or if additional federal or state mandates order the shutdown of our stores, support centers or distribution centers. Further, due to COVID-19, we have recorded and may continue to record non-cash asset impairment charges, which may affect our operating results under US GAAP.

Additionally, there is significant uncertainty around our customers’ willingness to continue to visit retail stores, particularly if the community transmission rates or health implications of new COVID-19 variants, such as the Omicron variant, create heightened risks. Social distancing protocols, government mandated occupancy limitations and general consumer behaviors due to COVID-19 may negatively impact store traffic, which may negatively impact our sales. Such negative impacts may be exacerbated during peak traffic times such as the Holiday shopping season. Further, there is no guarantee that the safety protocols we have implemented will be effective or be perceived as effective, and any virus-related illnesses linked or alleged to be linked to our stores, whether accurate or not, may negatively affect our reputation, operating results and/or financial condition. The COVID-19 pandemic also has disrupted our global supply chain, and may cause additional disruptions to operations, including increased costs of production and distribution. In addition, there could be further adverse impacts if our employees become sick, continue to be quarantined, or are otherwise limited in their ability to work at Company locations or travel. We may experience increased operational challenges due to the implementation of work from home policies for both office employees and store employees whose stores are temporarily closed. Remote working arrangements may increase risks associated with our information systems such as the risk of cybersecurity incidents or system failures, which could have an adverse effect on our business.

The uncertainty around the duration of business disruptions; the possibility of additional periods of increases or spikes in the number of COVID-19 cases; the impact of vaccines across the globe; and the extent of the spread of the virus in the US and other areas of the world, could continue to adversely impact the national or global economy and negatively impact consumer spending, particularly discretionary spending, and our stock price. Additionally, any COVID-19 vaccine mandates by local or federal governments could negatively impact our ability to attract and retain team members. If we are unable to continue to recruit and retain quality team members, including store and distribution center personnel, it could hinder our long-term strategies and success, and negatively impact our growth and profitability.

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

The UK formally exited the European Union on January 31, 2020 (often referred to as Brexit). The ongoing uncertainty within the UK’s government and parliament on the future relationship between the UK and the European Union has had an adverse impact on the UK’s economy and likely will continue to do so until the practical application of the Trade and Cooperation Agreement struck between the UK and European Union to administer post-Brexit trade and future EU-UK relations is fully realized and understood. This is most notably the case as it relates to that part of the Trade and Cooperation Agreement applicable to Northern Ireland (which, whilst part of the UK, continues to follow some EU rules under the Trade and Cooperation Agreement – the “Northern Ireland Protocol”) in order to keep an open land border with the EU). Though the UK left the EU’s Single Market and Customs Union on January 1, 2021, expected border checks on imports from the EU remain to be implemented by the UK as it seeks to both re-negotiate parts of the Northern Ireland Protocol with the EU and defer the impact of elements of the changes triggered by Brexit. reach a definitive resolution on the outstanding trade and legal matters. This deferral and the associated bilateral discussions prolong includes uncertainty with respect to the impact of laws and regulations, including regulations applicable to Signet’s business, that will apply in the UK going forward. Brexit has also given rise to calls for the governments of other European Union member states to consider a referendum on withdrawal from the European Union for their territory. These developments, or the perception that any of them could occur, could adversely impact global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity, which could adversely impact the Company’s business, financial condition and results of operations especially those located in, or closely associated with, the UK. Brexit could lead to long-term volatility in the currency markets and there could be long-term adverse effects on the value of the British pound. Brexit could also impact other currencies. Signet uses foreign currency derivative instruments to hedge certain exposures to currency exchange rate risks. Brexit could result in significant volatility in currency exchange rate fluctuations and increase Signet’s exposure to foreign currency rate exchange risks and reduce its ability to effectively use certain derivative instruments as a way to hedge risks.

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

Consumer spending may be affected by many factors outside of our control, including general economic conditions; consumer disposable income; consumer confidence; wage and unemployment levels; unexpected trends in merchandise demand; significant competitive and promotional activity by other retailers; the availability, cost and level of consumer debt; inflationary pressures; the increase in general price levels; domestic and global supply chain issues; the costs of basic necessities and other goods; effects of weather and natural disasters, whether caused by climate change or otherwise; epidemics, contagious disease outbreaks, pandemics and other public health concerns, including those related to COVID-19 (including variants such as the Omicron variant); or lockdowns of our stores, support centers or distribution centers due to governmental mandates or social unrest. Any prior increase in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease again now that the government has terminated such stimulates programs and businesses terminate the ability to work remotely. Such decreases in consumer discretionary spending could result in a decrease in consumer traffic, same store sales, and average transaction values and could cause us to increase promotional activities, which would have a negative impact on our operating margins, all of which could negatively affect our business, results of operations, cash flows or stock price, particularly if consumer spending levels are depressed for a prolonged period of time. Furthermore, we believe government economic stimulus measures have a positive impact on our sales and as it is removed it is uncertain if or how long associated benefits may last.

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

In addition, other retail categories and other forms of expenditure, such as electronics, entertainment and travel, also compete for consumers’ discretionary spending, particularly during the Holiday shopping season. Therefore, the price of jewelry relative to other products influences the proportion of consumers’ expenditures that are spent on jewelry. If the relative price of jewelry increases, if our competitive position deteriorates, or if pent up demand due to COVID-19 restrictions causes consumers to shift spending to more experience-oriented categories such as travel, concerts, and restaurants, our sales and operating profits would be adversely impacted.

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

Any deterioration in consumers’ financial position, changes to the regulatory requirements regarding the granting of credit to customers or disruption in the availability of credit to customers could adversely impact the Company’s sales and earnings.

More than 40% of Signet’s sales in the US and Canada utilize third-party customer financing or payment programs, with the additional purchases being made in cash or using third-party bank cards. Any significant deterioration in general economic conditions or increase in consumer debt levels may inhibit consumers’ use of credit and decrease consumers’ ability to satisfy Signet’s requirements for access to customer finance, which could in turn have an adverse effect on the Company’s sales. There is also a risk that if credit is extended to consumers during times when economic conditions are strong, and then economic conditions subsequently deteriorate, consumers may not meet their current payment obligations, but these impacts would be substantially mitigated by the complete outsourcing of the payment programs, and the associated contractual obligations of Signet’s financing partners.

Additionally, the ability of Signet’s customers to obtain credit from our private label credit card providers and the terms of such credit depends on many factors, including continued arrangements with the parties providing the credit financing and compliance with applicable laws and regulations in the US and Canada, any of which may change from time to time. As discussed further in Note 13 to the consolidated financial statements, Signet has outsourced its third-party credit programs, however, if any of those third-party credit providers were to terminate, Signet may need to enter into other arrangements with other third-parties. If Signet is unable to find other potential providers to supply a similar third-party credit program and alternative payment options, Signet’s ability to extend credit to customers could be impaired, which could have an adverse effect on Signet’s business.

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

Signet publishes its consolidated annual financial statements in US dollars. At January 29, 2022, Signet held approximately 90% of its total assets in entities whose functional currency is the US dollar and generated approximately 91% of its sales in US dollars for the fiscal year then ended. All the remaining assets and sales are primarily in British pounds and Canadian dollars. Therefore, the Company’s results of operations and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar, including due to Brexit as discussed above, would decrease reported sales and operating income.

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

Our future results of operations may be adversely affected by input cost inflation.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures. Our input costs, particularly for diamonds, began to increase significantly beginning in the latter part of fiscal year 2021, and we expect input cost inflation to continue into fiscal year 2022. Commodities are subject to price volatility which can be caused by commodity market fluctuations, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers. While we seek to offset increased input costs with a combination of price increases to our customers, purchasing strategies, cost savings initiatives and operating efficiencies, we may be unable to fully offset our increased costs or unable to do so in a timely manner. If we are unable to fully offset such cost increases, our financial results could be materially adversely affected.

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

Terrorism, armed conflict, and acts of war (or the expectation of such events), both in the US and abroad, could also have a significant impact on Signet’s business and the worldwide economy. At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Conflicts abroad could cause decreased demand for the Company’s products as consumers’ attention and interests are diverted from jewelry and become focused on issues relating to these events. For instance, the Russia-Ukraine conflict could adversely impact, among other things, certain of our local markets and suppliers, global and local macroeconomic conditions, foreign exchange rates and financial markets, raw material, energy and transportation costs, and cause further supply chain disruptions. These actions have a significant effect on macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the US and the international community in a manner that adversely affects our business, and on an individual level, may impact the Company’s ability to manufacture and ship its merchandise for sale to customers. Given that Signet’s control over such issues, including both weather disasters and large-scale violence, is extremely limited, the Company in such situations would not have a great ability to mitigate the impacts on its business and operations.

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

In Fiscal 2022, prices for the assortment of polished diamonds utilized by Signet decreased slightly compared to prior years. The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on natural diamond prices and demand, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. The demand for natural diamonds is uncertain and could decrease, which would have an adverse impact on the Company.

The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds which could occur as a result of disruption to the Kimberley Process, could adversely affect Signet, as well as the retail jewelry market as a whole. In addition, the current Kimberley Process decision-making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform over the long-term. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. In addition to the Kimberley Process, the supply of diamonds to the US is also impacted by governmental trade sanctions, such as those imposed on Zimbabwe.

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

Alrosa supplies more than 30% of the world’s diamonds. Sanctions against them specifically or the Russian Oligarchs by the US government or other governments may severely limit the supply of diamonds in the world.

The world’s sources of rough diamonds are highly concentrated in a limited number of countries. Varying degrees of political and economic risk exist in these countries. As a consequence, the diamond business is subject to various sovereign risks beyond Signet’s control, such as changes in laws and policies affecting foreign trade and investment. In addition, Signet is subject to various political and economic risks, including the instability of foreign economies and governments, labor disputes, war and civil disturbances and other risks that could cause production difficulties or stoppages, restrict the movement of inventory or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Signet’s direct purchases from Alrosa and its sourcing arrangement in Russia do not represent a significant part of its operations. However, any interruption in the total market supply of diamonds due to the ongoing Russia-Ukraine conflict or domestic or foreign government sanctions against Alrosa or Russian diamonds may impact the ability of Signet’s suppliers to provide Signet with responsibly sourced diamonds that were mined by other companies or in other countries. Any significant disruption of Signet’s sources of supply, or restriction of inventory movement could have a material adverse effect on Signet’s results of operations or cash flows.

Signet may voluntarily disclose, or pursuant to the Dodd Frank Act and SEC rules must file public disclosures regarding the country of origin of certain supplies and materials, which could damage Signet’s reputation or impact the Company’s ability to obtain merchandise if customers or other stakeholders react negatively to Signet’s disclosures.

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

There may be reputational risks associated with the potential negative response of Signet’s customers and other stakeholders to future disclosures by Signet in the event that, due to the complexity of the global supply chain, Signet is unable to sufficiently verify the origin of the relevant commodities. Also, if future responses to verification requests by suppliers of any of the materials used in Signet’s products are inadequate or adverse, Signet’s ability to obtain merchandise may be impaired and its compliance costs may increase. It is possible that other minerals, such as diamonds, could be subject to similar disclosure requirements or rules.

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

Consumer attitudes toward diamonds, gold and other precious metals and gemstones influence Signet’s sales. Attitudes could be affected by a variety of issues including concern over the source of raw materials; the impact of mining and refining of minerals on the environment; the local community and the political stability of the producing country; labor conditions in the supply chain; and the availability of and consumer attitudes about substitute products such as cubic zirconia, moissanite and lab-created diamonds. An inability to effectively address a rapid and significant increase in consumer acceptance of lab-created diamonds, as well as a negative change in consumer attitudes toward jewelry, could adversely impact Signet’s sales and earnings. In addition, transparency regarding substitute products such as lab-created diamonds is important to maintaining consumer confidence. If the Company does not appropriately and adequately identify the use of the substitute products in its jewelry, its reputation and results could be adversely impacted.

New tariffs, if imposed on goods that the Company imports, could have an adverse effect on the Company’s results of operations.

In March 2018, the US Government announced tariffs on certain steel and aluminum products imported into the US, which resulted in reciprocal tariffs from the European Union on goods imported from the US. In September 2018, the US Government placed additional tariffs of approximately $200 billion on goods imported from China. These tariffs, which took effect on September 25, 2018, were initially set at a level of 10% until the end of 2018, at which point the tariffs rose to 25%. On September 1, 2019, the US Government placed additional tariffs of approximately $300 billion on goods imported from China. Depending on the type of import, a new 15% tariff became effective on September 1, 2019, but upon the Phase One Economic and Trade Agreement signed in January 2020, which became effective in February 2020, between the US and China was reduced to 7.5%. The 7.5% tariff applies to jewelry that the Company imports from China. China has already imposed tariffs on a wide range of American products in retaliation, and additional tariffs could be imposed by China in further retaliation. There is also a concern that the imposition of additional tariffs by the US could result in the adoption of additional tariffs by other countries as well. The escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While the Company does not believe that the recently enacted tariffs will materially impact its business, the imposition of additional or increased tariffs on jewelry or other items imported by it from China or other countries, or the Company’s inability to successfully manage inventory from China, could require the Company to increase prices to its customers or, if unable to do so, result in lowering its gross margin on products sold.

Signet depends on manufacturers and suppliers to provide it with sufficient quantities of quality products timely.

Ultimate delivery of Signet’s merchandise is substantially dependent upon third-party manufacturers and suppliers. In Fiscal 2022, the five largest suppliers collectively accounted for 19.6% of total purchases, with the largest supplier comprising 5.1%. A manufacturer’s or supplier’s inability to manufacture or deliver a product on time and of appropriate quality would impair Signet’s ability to respond to consumer demand, which would put the Company at a competitive disadvantage and result in lost sales. Costs would also be increased if Signet were to attempt to engage replacement manufacturers to rush orders on items that the Company needed immediately. See the risk factor above titled “The outbreak of COVID-19 has had a significant adverse impact on our business, and this outbreak, as well as other public health crises or disease outbreaks, epidemics or pandemics, has and could continue to adversely impact our business, financial condition, results of operations and cash flows and could continue to exacerbate other risk factors.” regarding the potential adverse impact COVID-19 could have on the Company’s supply chain.

Signet has close commercial relationships with a number of suppliers and management holds regular reviews with major suppliers to sustain continuity of these relationships. However, government requirements regarding sources of commodities, such as those required by the Dodd-Frank Act or sanctions on Alrosa or its management, could result in Signet choosing to terminate relationships with suppliers in the future due to a change in a supplier’s sourcing practices or Signet’s compliance with laws and internal policies. Damage to, or loss of, any of these relationships could have an adverse effect on results.

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

Signet is in the process of substantially modifying its enterprise resource planning systems and certain web platforms, which involves updating or replacing legacy systems with successor systems and migrating some systems, data and functionality to cloud provider servers. These system changes and upgrades can require significant capital investments and dedication of resources. When evaluating and making such changes, there can be no assurances that the Company will successfully implement such changes, that significant additional investments will not be required beyond the project budget, that such changes will occur without disruptions to its operations or maintenance of its internal control compliance programs or that the new or upgraded systems will achieve the desired business objectives. Any damage, disruption or shutdown of the Company’s information systems, or the failure to successfully implement new or upgraded systems, could have a material adverse effect on Signet’s results of operations.

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

Signet also uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Signet collects and stores this financial and other sensitive data, including intellectual property, proprietary business information, the propriety business information of its customers and suppliers, as well as personally identifiable information of Signet’s customers and employees, in data centers and on information technology networks. Although we seek to prevent and detect attempts by unauthorized users to gain access to our IT systems, and incur significant costs to do so, our information technology network infrastructure has in the past been and may in the future be vulnerable to attacks by hackers, including state-sponsored organizations with significant financial and technological resources, breaches due to employee error, fraud or malice or other disruptions (including, but not limited to, computer viruses and other malware, denial of service, and ransomware), which may involve a privacy breach requiring us to notify regulators, customers or employees and enlist identity theft protection.

The secure operation of these networks, and the processing and maintenance of this information is critical to Signet’s business operations and strategy. Despite security measures and business continuity plans, Signet may not timely anticipate evolving techniques used to effect security breaches that may result in damage, disruptions or shutdowns of Signet’s and its third-party vendors’ networks and infrastructure due to attacks by hackers, including phishing or other cyber-attacks, or breaches due to employee error or malfeasance, or other non-hostile disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise Signet’s or the third-party’s networks and the information stored there, including personal, proprietary or confidential information about Signet, its customers or its third-party vendors, and personally identifiable information of Signet’s customers and employees could be accessed, manipulated, publicly disclosed, lost or stolen, exposing its customers to the risk of identity theft and exposing Signet or its third-party vendors to a risk of loss or misuse of this information.

Signet and its third-party vendors have experienced successful attacks and breaches from time to time, however to date, these attacks or breaches have not had a material impact on Signet’s business or operations. Any such malfunction, access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, significant breach-notification costs, lost sales and a disruption to operations (including the Company’s ability to process consumer transactions and manage inventories), media attention, and damage to Signet’s reputation, which could adversely affect Signet’s business. In addition, it could harm Signet’s reputation and ability to execute its business through service and business interruptions, management distraction and/or damage to physical infrastructure, which could adversely impact sales, costs and earnings. If Signet is the target of a material cybersecurity attack resulting in unauthorized disclosure of its customer data, the Company may be required to undertake costly notification and credit monitoring procedures. Compliance with these laws will likely increase the costs of doing business.

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

The Company’s ability to protect our physical assets or intellectual property could have a material adverse impact on our brands, reputation and operating results.

Signet’s jewelry products carry high value with resale potential and are therefore subject to loss by theft by customers, organized crime or other third-parties. In addition, products held by us for repair or service are also subject to risk of loss or theft. We have experienced theft in the past and loss by theft may continue or increase in the future. In addition, the security measures we take may not be effective in reducing losses. Higher rates of theft including theft by organized retail crime networks that orchestrate burglaries, “smash and grabs,” looting or shoplifting operations could adversely impact our reputation, operations and ultimately, our overall financial condition. Furthermore, other costs and expenses resulting from criminal activity such as increased security costs and measures to prevent such activity, increased repair costs and increased costs to retain, replace or recruit team members that may be concerned about future crime impacting our stores or the shopping centers they operate in may also adversely impact our reputation, operations and financial condition.

Signet’s trade names, trademarks, copyrights, patents and other intellectual property are important assets and an essential element of our strategy. The unauthorized reproduction, theft or misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in sales. Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products and services from those of our competitors. The costs of defending intellectual property may adversely affect our operating results. In addition, any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our operating results.

If the Company’s goodwill, indefinite-lived intangible assets or long-lived assets become impaired, the Company may be required to record significant charges to earnings.

The Company has a substantial amount of goodwill, intangible assets and long-lived assets on its balance sheet. The Company reviews goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. The impairment evaluation requires significant judgment and estimates by management, and unfavorable changes in these assumptions or other factors could result in future impairment charges and have a significant adverse impact on the Company’s reported earnings. Such factors include the operating performance and cash flows of the Company’s stores, lower than anticipated consumer traffic, changes in customer behavior post-pandemic, changes in discount rates, changes in the Company’s real estate strategy or other key business initiatives. Additionally, a general decline in the market valuation of the Company’s common shares, whether related to Signet’s business or overall market conditions, could adversely impact the assumptions used to perform the evaluation of its goodwill, indefinite-lived intangible assets and long-lived assets.

For further information on Signet’s evaluation of impairment for goodwill, indefinite-lived intangible assets and long-lived assets, see “Critical Accounting Estimates” under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Additionally, credit rating agencies periodically review Signet’s capital structure and the quality and stability of the Company’s earnings, and should Signet need to obtain more financing, a credit rating downgrade would make it more difficult, expensive and restrictive to do so. Changes in general credit market conditions could also affect Signet’s ability to access capital at rates and on terms determined to be attractive.

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

Management regards the customer experience as an essential element in the success of its business. Competition for suitable sales associates or changes in labor and healthcare laws could require Signet to incur higher labor costs. A shortage of qualified individuals, higher labor costs and the execution of strategic initiatives, including those designed to improve the customer experience, could result in disruptions to the performance of sales associates and an inability to recruit, train, motivate and retain suitably qualified sales associates, which could adversely impact sales and earnings.

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

The employees of Signet’s diamond polishing factory in Gaborone, Botswana are covered by a collective bargaining agreement. If relationships with these employees become adverse, operations at the factory could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations, which could negatively impact the Company’s diamond supply, increase costs and cause negative publicity. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on the Company’s ability to take cost-saving measures during economic downturns. Any of these cost increases and constraints on Signet’s operations could adversely impact its results of operations.

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

The Company operates through various subsidiaries in numerous countries throughout the world. Consequently, Signet is subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the US or jurisdictions where any subsidiaries operate or are incorporated. Tax laws, treaties and regulations are highly complex and subject to interpretation. The Company’s income tax expense is based upon interpretation of the tax laws in effect in various countries at the time such expense was incurred. If these tax laws, treaties or regulations were to change or any tax authority were to successfully challenge Signet’s assessment of the effects of such laws, treaties and regulations in any country, this could result in a higher effective tax rate on the Company’s taxable earnings, which could have a material adverse effect on the Company’s results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table provides the location, use and size of Signet’s corporate, distribution, and other non-retail facilities required to support the Company’s global operations as of January 29, 2022:

Location	Function	Approximate square footage	Lease or Own	Lease expiration
Akron, Ohio	Corporate and distribution	460,000	Lease	2048
Akron, Ohio	Credit (1)	86,000	Lease	2048
Akron, Ohio	Training facility	11,000	Lease	2032
Akron, Ohio	Repair facility	38,000	Own	N/A
Barberton, Ohio	Non-merchandise fulfillment	135,000	Lease	2032
Charlotte, North Carolina	Corporate and administrative	8,900	Lease	2023
Dallas, Texas	Repair facility (2)	31,000	Lease	2029
Dallas, Texas	Administrative	190,000	Lease	2029
Frederick, Maryland	Customer service	7,716	Lease	2022
New York City, New York	Administrative	17,000	Lease	2023
New York City, New York	Administrative	8,000	Lease	2027
New York City, New York	Distribution and fulfillment	1,819	Lease	2024
San Francisco, California	Administrative	6,178	Lease	2024
Markham, Ontario (Canada)	Distribution and fulfillment	31,000	Lease	2026
Birmingham, UK	Corporate, distribution and eCommerce fulfillment	235,000	Own	N/A
Watford, UK	Administrative	20,500	Lease	2037
Gaborone, Botswana	Diamond polishing	34,200	Own	N/A
Mumbai, India	Diamond liaison	3,000	Lease	2026
Ramat-Gan, Israel	Technology center	1,000	Lease	2023
Herzelia, Israel	Technology center	12,700	Lease	2023
(1)     The indicated property has been partially subleased to a third party service provider in conjunction with the Company’s outsourced credit program. See Note 13 of Item 8 for further details.
(2)     The indicated property has a sublease option.
Sufficient distribution exists in all geographies to meet the respective needs of the Company’s operations.
Global retail property
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet’s divisions, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied. Below is a summary of property details by geography for Signet’s retail operations as of January 29, 2022:

	North America segment	International segment	Signet
US	2,412	—	2,412
Canada	94	—	94
UK	—	335	335
Republic of Ireland	—	10	10
Channel Islands	—	3	3
Total	2,506	348	2,854
    North America retail property
Signet’s North America segment operates stores and kiosks in the US and Canada, with substantially all of the locations being leased. In addition to a minimum annual rent cost, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2022, the majority of the mall stores and kiosks only made base rental payments. Under the terms of a typical lease, the Company is required to conform and maintain its usage to agreed standards, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall.

The initial term of a mall and off-mall store leases, excluding Jared and Diamonds Direct, are generally five years for North America, with off-mall leases also including various options for extension or renewal. New Banter locations generally have leases with terms ranging from three to five years. Towards the end of a lease, Signet evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where the Company is uncertain whether the location will meet its required return on investment, but the store is profitable, the leases may be renewed for one to two years, during which time the store’s performance is further evaluated. The Company not only monitors the stores’ performance but also monitors other factors such as trade area and mall grade. Jared and Diamonds Direct stores are normally opened with lease terms ranging from ten to twenty years with options to extend the lease, and rents are not sales related.
At January 29, 2022, the average unexpired lease term of leased premises for the North America segment was approximately two years for Kay and Zales mall locations and four years for off-mall Kay and Zales locations. Jared locations on average had five years remaining. Approximately 85% of leases for these banners had terms expiring within five years. Diamonds Direct had on average eight years remaining. Banter average lease term remaining is one year and all but two of these leases had terms expiring within five years.

The cost of a new Kay or Zales mall store is typically between $0.1 million and $0.8 million. The cost of a new Jared store is typically between $2.1 million and $3.3 million. The cost of a new Diamonds Direct store is approximately $1.5 million to $2.8 million. The cost of a new Banter kiosk is approximately $0.1 million, and the cost of a Banter Inline location is approximately $0.4 million. The cost of remodels and refurbishments can vary greatly by location and age of store.
In the US, the North America segment collectively leases approximately 17% of store and kiosk locations from a single lessor. In Canada, it leases approximately 50% of its store locations from four lessors, with no individual lessor relationship exceeding 15% of its store locations. The segment had no other relationship with any lessor relating to 10% or more of its locations.
During the past five fiscal years, the Company generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s operations.
International retail property
The International segment’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into or including break clauses in order to improve the flexibility of its lease commitments. At January 29, 2022, the average unexpired lease term of International premises was six years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value.
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
A typical International segment store undergoes a remodel or refurbishment every 5-10 years. It is intended that these investments will be financed by cash from operating activities. The cost of remodeling a regular store is typically between $0.4 million and $0.8 million for both H. Samuel and Ernest Jones, while remodels in prestigious locations could exceed these amounts.
The International segment has no relationship with any lessor relating to 10% or more of its store locations.
ITEM 3. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 28 of Item 8.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and dividend information
The Company’s common shares (symbol: SIG) are traded on the New York Stock Exchange (“NYSE”).
Future payments of quarterly dividends will be based on Signet’s ability to satisfy all applicable statutory and regulatory requirements and its continued financial strength. Any future payment of cash dividends will depend upon such factors as Signet’s earnings, capital requirements, financial condition, restrictions under Signet’s credit facility, legal restrictions and other risk factors deemed relevant by the Board of Directors (“Board”). See Item 1A Risk Factors.
Number of common shareholders
As of March 11, 2022, there were approximately 6,734 shareholders of record of the Company’s common shares.
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the fourth quarter of Fiscal 2022:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 31, 2021 to November 27, 2021	—	$—	—	$183,922,862
November 28, 2021 to December 25, 2021	—	$—	—	$183,922,862
December 26, 2021 to January 29, 2022	2,758,878	$79.99	2,758,644	$463,263,330
Total	2,758,878	$79.99	2,758,644	$463,263,330
(1)     Includes 234 shares delivered to Signet by employees to satisfy minimum tax withholding obligations due upon the vesting or payment of stock awards under share-based compensation programs. These are not repurchased in connection with any publicly announced share repurchase programs.
(2)     In June 2017, the Board authorized the repurchase of up to $600.0 million of Signet’s common shares (the “2017 Program”). The 2017 Program may be suspended or discontinued at any time without notice. In August 2021, the Board authorized the increase the remaining share repurchase under the 2017 Program of up to $225.0 million, and in January 2022, the Board further authorized an additional $500.0 million. On January 21, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase $250 million of the Company’s common shares. In January 2022, the Company made a payment of $250 million and took delivery of 2.5 million shares based on a price of $80 per share, which is 80% of the total repurchase amount. The ASR provides for an additional delivery at the final settlement of the ASR such that the Company receives a total number of shares equal to $250 million divided by the per share purchase price determined under the ASR’s valuation provisions. The amount repurchased in Fiscal 2022 excludes $50 million related to the forward purchase contract of the ASR. In March 2022, the Company received an additional 0.8 million shares for the final settlement of the ASR.

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
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of Signet’s common shares against the cumulative total return of the S&P 500 Index and the S&P 500 Specialty Retail Index for the five year period ended January 29, 2022. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s common shares and the respective indices on January 28, 2017 through January 29, 2022.

Cumulative Total Return
300
250
200
150
100
50
0
Index Value
January 28, 2017
February 3, 2018
February 2, 2019
February 1, 2020
January 30, 2021
January 29, 2022
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
There is no reciprocal tax treaty between Bermuda and the US regarding withholding taxes. Under existing Bermuda law, there is no Bermuda income or withholding tax on dividends paid by the Parent Company to its shareholders. Furthermore, under existing Bermuda law, no Bermuda tax is levied on the sale or transfer of Signet common shares.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis in this Item 7 are intended to provide the reader with information that will assist in understanding the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in Item 8. This discussion contains forward-looking statements and information. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors” and “Forward-Looking Statements.”
This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for Fiscal 2022 and Fiscal 2021. For a comparison of Fiscal 2021 and Fiscal 2020, refer to Item 7 included in our Annual Report on Form 10-K for the year ended January 30, 2021 filed with the SEC on March 19, 2021.
OVERVIEW
Impacts of COVID-19
In December 2019, a novel coronavirus (“COVID-19”) was identified in Wuhan, China. During Fiscal 2021, the Company experienced significant disruption to its business, specifically in its retail store operations through temporary closures during the first half of Fiscal 2021. By the end of the third quarter of Fiscal 2021, the Company had re-opened substantially all of its stores. However, during the fourth quarter of Fiscal 2021, both the UK and certain Canadian provinces re-established mandated temporary closure of non-essential businesses. The UK stores began to reopen in April 2021 and Canadian stores began reopening in the second quarter of Fiscal 2022. To date, the Company’s operations have not been significantly impacted by the resurgence of COVID-19 or any variants that began emerging in the second quarter of Fiscal 2022. The Company continues to actively monitor and manage the situation related to its store and support center operations focusing on the health and safety of its employees, customers, suppliers and shareholders, and considering all guidelines from state and federal government and health organizations.

COVID-19 significantly altered the retail climate and the Company has been navigating that change by accelerating its application of the key strategic initiatives developed over the past few years including the Company’s focus on becoming an OmniChannel leader, focusing on the needs of its customers, removing non-customer facing costs, and optimizing its real estate footprint. The Company continues to maintain its cost diligence efforts as the Company executes on its Inspiring Brilliance strategy, as further described below and in the Purpose and Strategy section within Item 1 this Annual Report.

During the past two years, the Company also took numerous actions to maximize its financial flexibility, bolster its liquidity and strengthen its balance sheet, both strategically and as temporary measures as a result of COVID-19. Refer to the Liquidity and Capital
Resources section below for further information.
Outlook and strategy
Signet’s sales grew 28.6% during the fourth quarter of Fiscal 2022 compared to the same quarter of Fiscal 2021, as the Company’s organic growth this quarter was bolstered by the addition of Diamonds Direct USA Inc. (“Diamonds Direct”) to Signet’s portfolio on November 17, 2021. This growth also reflects sustainable enhancements to Signet’s connected commerce capabilities, digital marketing effectiveness, the strength of Signet’s banner differentiation and inventory management. The Company’s focus on its connected commerce shopping experience, both online and in-store, helped maintain strong conversion rates and improve average transaction values during the fourth quarter of Fiscal 2022. During Fiscal 2023, the Company will continue to execute the initiatives under its Inspiring Brilliance strategy, which is focused on the achievement of sustainable, industry leading growth. As described in the Purpose and Strategy section within Item 1 this Annual Report, through its Inspiring Brilliance strategy, the Company will focus on leveraging its core strengths that it developed over the past few years with the goal of creating a broader mid-market for jewelry and increasing Signet’s share of that larger market as the industry leader.

Although the Company has not experienced a significant impact to Fiscal 2022 results, Signet continues to expect some shift of consumer discretionary spending away from the jewelry category reflecting decelerating levels of consumer confidence and pent-up demand for experience-oriented categories in Fiscal 2023; however, the timing and magnitude of any shift is difficult to predict. Following a year of heightened growth, jewelry industry revenues are expected to flat to down slightly in the coming year. However, the Company believes that its banner value propositions, including the Diamonds Direct addition to Signet‘s portfolio, the strength of the Company’s product assortment and its investments in digital and flexible fulfillment methods are expected to continue fueling a strong response from customers across merchandise categories and banners in Fiscal 2023. Furthermore, the Company will continue its diligent and effective efforts to drive structural cost savings and mitigate supply chain disruption.

The full extent of the COVID-19 pandemic impacts on the Company’s business in Fiscal 2023 or longer term, and whether the strong results in Fiscal 2022 will continue, remains unclear. Continued uncertainties exist that could impact the Company’s results of operations or cash flows, such as potential resurgence of COVID-19 in key trade areas, the ability to recruit and retain qualified team members, organized retail crime, extended duration of heightened unemployment in certain areas, pricing and inflationary environment changes impacting the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or the consumers’ ability to spend. In addition, although the Company believes economic stimulus measures have had a positive impact on current year results, it is uncertain how long this impact will continue.
Diamonds Direct acquisition
On November 17, 2021, the Company finalized its acquisition of Diamonds Direct for initial cash consideration of $501.2 million, net of cash acquired, and subject to customary post-closing adjustments per the Transaction Agreement (“Transaction Agreement”). Diamonds Direct is an off-mall, destination jeweler in the US operating in 22 retail locations with a highly productive, efficient operating model with demonstrated growth and profitability. Diamonds Direct was immediately accretive to Signet following the acquisition date. Diamonds Direct's strong value proposition, extensive bridal offering and customer centric, high-touch shopping experience is a destination for younger, luxury-oriented bridal shoppers. Diamonds Direct strategically expands Signet’s market in accessible luxury and bridal, provides access to a new customer base and furthers Signet’s opportunity to build lifetime customer relationships. Signet plans to grow Diamonds Direct while driving operating margin expansion over time through operating synergies in purchasing, targeted marketing and connected commerce.
Market and operating conditions
The Company faces a highly competitive and dynamic retail landscape throughout the geographies where it does business, as well as a challenging macro-economic and political environment in the UK market. Refer to Item 1 for further information on the Company’s business, markets and strategy.
Exchange translation impact
Monthly average exchange rates are used to prepare the Company’s consolidated statements of operations. In Fiscal 2023, it is anticipated a five percent movement in the British pound to US dollar exchange rate would impact the Company’s income before income taxes by approximately $0.7 million, while a five percent movement in the Canadian dollar to US dollar exchange rate would impact the Company’s income before income taxes by approximately $1.0 million.

RESULTS OF OPERATIONS
Fiscal 2022 Overview
Similar to many other retailers, Signet follows the retail 4-4-5 reporting calendar. Both Fiscal 2022 and Fiscal 2021 were 52 week reporting periods.
Same store sales
Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry. Same store sales growth is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year. Sales from stores that have been open for less than 12 months are excluded from the comparison until their 12-month anniversary. Sales from stores that were acquired during the period and have not been included in the Company’s results for both the current and prior period presented are also excluded from same store sales. Sales after the 12-month anniversary are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic area, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Same store sales are also impacted by certain accounting adjustments to sales, primarily related to the deferral of revenue from the Company’s extended service plans.
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
•Store operating expenses such as utilities, displays and third-party merchant credit costs.
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
Selling, general and administrative expense (“SG&A”)
SG&A expense primarily includes store staff and store administrative costs as well as advertising and promotional costs. It also includes field support center expenses such as information technology, finance, eCommerce and other operating expenses (including credit losses) not specifically categorized elsewhere in the consolidated statements of operations.
The primary drivers of staffing costs are the number of full-time equivalent employees and the level of compensation, taxes and other benefits paid. Management varies, on a store by store basis, the hours worked based on the expected level of selling activity, subject to minimum staffing levels required to operate the store. Non-store staffing levels are less variable. A significant element of compensation is performance-based and is primarily dependent on sales and operating profit.
The level of advertising expenditures can vary. The largest element of advertising expenditures has historically been national television advertising; however, Signet has continued to invest more on digital and social marketing in recent years as part of its transformational initiatives, in order to evolve its marketing allocations based on consumer habits, business needs, and maximize return on investment (“ROI”) on its advertising investments.
Other operating income (loss)
Other operating income (loss) primarily consists of miscellaneous operating income and expense items such as interest income from customer in-house finance receivables, litigation settlements, foreign currency gains and losses, and gains and losses from de-designated or undesignated derivative contracts. See Note 12 in Item 8 for further detail on the Company’s other operating income.

COMPARISON OF FISCAL 2022 TO FISCAL 2021
•Total sales: up 49.7%.
•Same store sales: up 48.5%.
•Diluted earnings (loss) per share: $12.22 compared to $(0.94) in Fiscal 2021.

	Fiscal 2022		Fiscal 2021
(in millions)	$	% of sales	$	% of sales
Sales	$7,826.0	100.0%	$5,226.9	100.0%
Cost of sales	(4,702.0)	(60.1)	(3,493)	(66.8)
Restructuring charges - cost of sales	—	—	(1.4)	—
Gross margin	3,124.0	39.9	1,732.5	33.1
Selling, general and administrative expenses	(2,230.9)	(28.5)	(1,587.4)	(30.4)
Restructuring charges	3.3	—	(46.2)	(0.9)
Goodwill and intangible impairments	(1.5)	—	(159.0)	(3.0)
Other operating income	8.5	0.1	2.4	—
Operating income (loss)	903.4	11.5	(57.7)	(1.1)
Interest expense, net	(16.9)	(0.2)	(32.0)	(0.6)
Other non-operating loss, net	(2.1)	—	—	—
Income (loss) before income taxes	884.4	11.3	(89.7)	(1.7)
Income tax (expense) benefit	(114.5)	(1.5)	74.5	1.4
Net income (loss)	$769.9	9.8%	$(15.2)	(0.3)%
Year to date sales
In Fiscal 2022, Signet’s sales were $7.8 billion, up $2.6 billion or 49.7%, compared to $5.2 billion in Fiscal 2021. Total same store sales increased by 48.5%, compared to a decrease of 10.8% in Fiscal 2021. This growth reflects continued strong business momentum driven by the strength of Signet’s connected commerce capabilities and holiday shopping, as well as the traction from strategic initiatives such as new product launches. Furthermore, the Company’s “always-on” marketing strategy, combined with consumer inspired promotional events as well as the strength of the Company’s product assortment drove a strong response from customers across merchandise categories and banners during the fourth quarter.
eCommerce sales were $1.5 billion and 19.3% of total sales compared to $1.2 billion and 22.7% of total sales in Fiscal 2021. The increase in eCommerce sales reflects the enhanced eCommerce capabilities, digital first focus and connected commerce strategies that are resonating with customers. The Company’s focus on its connected commerce shopping experience, both online and in-store, helped maintain improved conversion rates and average transaction values during Fiscal 2022.

The breakdown of Signet’s sales performance during Fiscal 2022 is set out in the table below:

	Change from previous year
Fiscal 2022	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	49.5%	0.4%	49.9%	0.2%	50.1%	$7,264.8
International segment	34.7%	(3.0)%	31.7%	6.7%	38.4%	$492.4
Other segment (1)	nm	nm	nm	nm	nm	$68.8
Signet	48.5%	0.5%	49.0%	0.7%	49.7%	$7,826.0
(1)    Includes sales from Signet’s diamond sourcing initiative.
(2)    Includes sales from acquired businesses from the date of acquisition through the end of the period.
nm Not meaningful.

Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value (1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal Year	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
North America segment	$448	$392	14.3%	—%	29.2%	(7.6)%
International segment (3)	£129	£153	(17.3)%	8.5%	30.7%	(30.4)%

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
North America sales
The North America segment’s total sales were $7.3 billion compared to $4.8 billion in the prior year, up 50.1%. Same store sales increased 49.5% compared to a decrease of 9.5% in the prior year. North America’s ATV increased 14.3% and the number of transactions increased 29.2%. eCommerce sales increased 30.8% and brick and mortar sales increased 55.6% on a same store sales basis.
International sales
In Fiscal 2022, the International segment’s total sales were $492.4 million, up 38.4%, compared to $355.9 million in Fiscal 2021. Same store sales increased by 34.7% compared to a decrease of 25.0% in Fiscal 2021. ATV decreased 17.3% and the number of transactions increased 30.7%. eCommerce sales decreased 2.0% and brick and mortar sales increased 51.9% on a same store sales basis.
Fourth quarter sales
In the fourth quarter, Signet’s total sales were $2.8 billion, up $624.8 million or 28.6%, compared to an increase of 1.5% in the prior year fourth quarter. Same store sales were up 23.8% compared to an increase of 7.0% in the prior year fourth quarter. This growth reflects continued strong business momentum driven by the strength of Signet’s connected commerce capabilities and the level of early holiday shopping as well as the traction from strategic initiatives such as new product launches. Furthermore, the Company’s “always-on” marketing strategy, combined with consumer inspired promotional events as well as the strength of the Company’s product assortment drove a strong response from customers across merchandise categories and banners during the year.
eCommerce sales in the fourth quarter of Fiscal 2022 were $556.0 million or 19.8% of total sales, compared to $511.4 million or 23.4% of total sales in the prior year fourth quarter. The breakdown of the sales performance is set out in the table below.

	Change from previous year
Fourth Quarter of Fiscal 2022	Same store sales (1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	22.2%	4.6%	26.8%	0.1%	26.9%	$2,606.9
International segment	50.2%	(0.7)%	49.5%	(0.5)%	49.0%	$183.4
Other segment (1)	nm	nm	nm	nm	nm	$21.0
Signet	23.8%	4.7%	28.5%	0.1%	28.6%	$2,811.3
(1)    Includes sales from Signet’s diamond sourcing initiative.
nm Not meaningful.

	Average Merchandise Transaction Value (1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth Quarter	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
North America segment	$444	$380	16.8%	1.1%	3.6%	9.9%
International segment (3)	£141	£136	2.2%	6.3%	37.6%	(29.7)%

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

North America sales
The North America segment’s total sales were $2.6 billion compared to $2.1 billion in the prior year, up 26.9%. Same store sales increased 22.2% compared to an increase of 10.4% in the prior year. The North America segment’s ATV increased 16.8%, and the number of transactions increased 3.6%. eCommerce sales increased 14.0%, while brick and mortar same store sales increased 24.9%. All US banners achieved strong sales, demonstrating that the Company’s banner value propositions, product newness, always-on marketing and connected commerce experiences are resonating with customers. Signet experienced higher conversion rates and an increase in transaction value, both online and in-store, which also helped to drive overall sales performance during the fourth quarter.
International sales
The International segment’s total sales increased 49.0% to $183.4 million compared to $123.1 million in the prior year and increased 49.5% at constant exchange rates. Same store sales increased 50.2% compared to a decrease of 28.3% in the prior year. In the International segment’s ATV increased 2.2% and the number of transactions increased 37.6%. eCommerce sales decreased 30.8% and brick and mortar sales increased 128.8% on a same store sales basis. The number of transactions increasing reflects the reopening of all UK stores in April 2021. In the prior year, all UK stores temporarily closed on March 24, 2020 and began reopening in the second quarter of Fiscal 2021.
Gross margin
In Fiscal 2022, gross margin was $3.1 billion or 39.9% of sales compared to $1.7 billion or 33.1% of sales in Fiscal 2021. In the fourth quarter, gross margin was $1.2 billion or 41.0% of sales compared to $869.5 million or 39.8% of sales in the prior year fourth quarter. The increases were primarily driven by a strong business momentum boosting sales as well as providing leverage on fixed costs, such as occupancy, further enhanced by merchandise and inventory strategies. Overall margins also benefited from merchandise margin rate expansion through reduced clearance and favorable merchandise and services mix.
SG&A
Selling, general and administrative expenses for Fiscal 2022 were $2.2 billion or 28.5% of sales compared to $1.6 billion or 30.4% of sales in Fiscal 2021. In the fourth quarter of Fiscal 2022, SG&A expense was $745.8 million or 26.5% of sales compared to $573.8 million or 26.2% of sales in the prior year fourth quarter. The increases were primarily due to advertising, payroll and investments in digital/IT, as well as increased variable costs such as store staffing costs and private label credit costs, which were higher as a result of the significant sales volume increase from the prior year as noted above. This was partially offset by the benefits of structural cost savings from the Company’s transformation activities, such as more efficient operating hours, contributing to the improvement in the current full year SG&A as a percentage of sales.
Restructuring charges
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, “Signet’s Path to Brilliance” (the “Plan”), to among other objectives, reposition the Company to be a share gaining, OmniChannel jewelry category leader. The Plan was substantially completed as of the end of Fiscal 2021. During Fiscal 2022, credits to restructuring expense of $3.3 million were recognized, related primarily to the adjustment of previously recognized Plan liabilities. In Fiscal 2021, restructuring charges of $46.2 million were recognized, $14.7 million of which were non-cash charges, primarily related to store closures, severance costs, and professional fees for legal and consulting services related to the Plan. See Note 6 of Item 8 for additional information regarding the Company’s restructuring activities.
Asset impairments, net
During Fiscal 2022, the Company recorded net non-cash, pre-tax asset impairments related to the impairment of long-lived assets of $1.5 million. During the fourth quarter of Fiscal 2022, the Company recorded non-cash, pre-tax asset net gain on impairment of $0.5 million, all of which related to long-lived assets.
During Fiscal 2021, the Company recorded non-cash, pre-tax asset impairments related to the impairment of goodwill, intangible assets and long-lived assets of $10.7 million, $83.3 million and $65.0 million respectively. During the fourth quarter of Fiscal 2021, the Company recorded non-cash, pre-tax asset impairment charges of $0.9 million, all of which related to long-lived assets.
See Note 17 and Note 19 of Item 8 for additional information on the asset impairments.

Other operating income (loss)
In Fiscal 2022, other operating income was $8.5 million compared to other operating income of $2.4 million in Fiscal 2021. Fiscal 2022 primarily included interest income from the Company’s non-prime credit card portfolio and the receipt of UK government subsidies granted for restrictions imposed on non-essential businesses, partially offset by foreign exchange losses and charges related to previously disclosed litigation matters. Fiscal 2021 included a gain recognized as a result of the Company de-designating and liquidating derivative financial instruments primarily related to forecasted commodity purchases that were deemed no longer effective in light of the economic circumstances altered by COVID-19. That gain was offset by a charge, net of insurance recoveries, related to the settlement of previously disclosed shareholder litigation matters.
In the fourth quarter, other operating loss was $4.7 million compared to $1.9 million in the prior year fourth quarter. The fourth quarter of Fiscal 2022 was primarily driven by foreign exchange losses and charges related to previously disclosed shareholder litigation matters. Fourth quarter of Fiscal 2021 was primarily driven by miscellaneous asset write-offs offset by interest income from the in-house credit program.
See Note 12, Note 21 and Note 28 of Item 8 for additional information on these matters.
Operating income (loss)
In Fiscal 2022, operating income was $903.4 million or 11.5% of sales compared to an operating loss of $57.7 million or (1.1)% of sales in Fiscal 2021. This increase reflects a significant sales volume increase from the prior year as described above, as well as the favorable impact of structural cost savings. This favorability was partially offset by higher advertising, payroll and investments in digital/IT, as well as higher variable costs such as store staffing costs and private label credit costs on the higher volume.
In the fourth quarter, operating income was $402.4 million or 14.3% of sales compared to $291.9 million or 13.4% of sales in prior year fourth quarter. The operating income increase reflected a combination of factors including the increase in sales, both online and in-store during the fourth quarter of Fiscal 2022 when compared to fourth quarter of Fiscal 2021 and the favorable impact of structural cost savings. This favorability was partially offset by higher advertising, payroll and investments in digital/IT, as well as higher variable costs such as store staffing costs and private label credit costs on the higher volume.

	Fiscal 2022		Fiscal 2021
(in millions)	$	% of sales	$	% of sales
North America segment (1)	$981.4	13.5%	$57.9	1.2%
International segment (2)	14.4	2.9%	(43.3)	(12.2)%
Other segment (3)	(0.2)	nm	(0.3)	nm
Corporate and unallocated expenses (4)	(92.2)	nm	(72.0)	nm
Operating income (loss)	$903.4	11.5%	$(57.7)	(1.1)%
(1)    Fiscal 2022 includes: 1) $5.4 million of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct acquisition; 2) $6.4 million of acquisition-related expenses related to Diamonds Direct and Rocksbox; 3) net asset impairment charges of $2.0 million; 4) $1.4 million gain associated with the sale of customer in-house finance receivables; and 5) $1.0 million credit to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities.
Fiscal 2021 includes: 1) $1.6 million related to inventory charges recorded in conjunction with the Company’s restructuring activities; 2) $36.0 million primarily related to severance, professional fees and store closure costs recorded in conjunction with the Company’s restructuring activities; and 3) asset impairment charges of $136.7 million.
See Note 4, Note 6, Note 13, Note 17 and Note 19 for additional information.
(2)    Fiscal 2022 includes net asset impairment gain of $0.5 million.
Fiscal 2021 includes 1) $9.7 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities; and 2) asset impairment charges of $22.3 million.
See Note 6 and Note 17 for additional information.
(3)    Fiscal 2021 includes $0.2 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities.
See Note 6 for additional information.
(4)    Fiscal 2022 includes: 1) charges of $1.7 million related to the settlement of previously disclosed shareholder litigation matters; and 2) $2.3 million credit to restructuring expense primarily related to adjustments to previously recognized restructuring liabilities.
Fiscal 2021 includes: 1) charges of $7.5 million related to the settlement of previously disclosed shareholder litigation matters, net of expected insurance proceeds; and 2) $0.5 million related to charges recorded in conjunction with the Company’s restructuring activities.
nm    Not meaningful.

	Fourth Quarter Fiscal 2022		Fourth Quarter Fiscal 2021
(in millions)	$	% of sales	$	% of sales
North America segment (1)	$408.3	15.7%	296.2	14.4%
International segment (2)	18.4	10.0%	9.3	7.6%
Other segment	1.2	nm	(1.1)	nm
Corporate and unallocated expenses (3)	(25.5)	nm	(12.5)	nm
Operating income (loss)	$402.4	14.3%	$291.9	13.4%

(1)    Fiscal 2021 includes: 1) $1.3 million benefit recognized due to changes in severance and store closure liabilities recorded in conjunction with the Company’s restructuring activities; and 2) $0.2 million net gains on terminations or modifications of leases resulting from previously recorded impairments of the right of use assets in Fiscal 2021.
See Note 6, Note 19 and Note 17 for additional information.
(2)    Fiscal 2021 includes 1) $2.1 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities; and 2) asset impairment charges of $1.1 million.
See Note 6 and Note 17 for additional information.
(3)    Fiscal 2021 includes: 1) charges of $7.5 million related to the settlement of previously disclosed shareholder litigation matters, net of expected insurance proceeds; and 2) $0.5 million related to charges recorded in conjunction with the Company’s restructuring activities.
See Note 13, Note 28 and Note 6 for additional information.
nm    Not meaningful.
Interest expense, net
In Fiscal 2022, interest expense, net was $16.9 million compared to $32.0 million in Fiscal 2021. In the fourth quarter, interest expense, net was $4.5 million compared to $6.4 million in the prior year fourth quarter. The decrease in Fiscal 2022 is primarily due to lower average borrowings compared to prior year. The only debt outstanding during Fiscal 2022 was the Company’s 4.7% Senior Unsecured Notes (“Senior Notes”), whereas the prior year included borrowings on the ABL Credit Facility. See Note 24 of Item 8 for additional information on the Company’s debt.
Other non-operating income, net
In Fiscal 2022, other non-operating income, net was $2.1 million compared to a net $0.0 million in Fiscal 2021. Fiscal 2022 includes primarily amortization of unrecognized actuarial losses related to the UK pension plan. Fiscal 2021 included amortization of unrecognized net prior service costs, offset by loss on debt extinguishment.

See Note 24 of Item 8 for additional information on the Company’s refinancing activities and Note 23 of Item 8 for additional information on the Company’s retirement plans.
Income taxes
Income tax expense for Fiscal 2022 was $114.5 million compared to a benefit of $74.5 million in Fiscal 2021, with an effective tax rate of 12.9% for Fiscal 2022 compared to 83.1% in Fiscal 2021. In Fiscal 2022, the Company’s effective tax rate was lower than the US federal income tax rate primarily due to the reversal of the valuation allowance recorded against certain state deferred tax assets, as well as additional benefits realized from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the benefits from global reinsurance arrangements. During Fiscal 2022, the Company evaluated evidence to consider the reversal of the valuation allowance on its state net deferred tax assets and determined that there was sufficient positive evidence to conclude that it is more likely than not its state deferred tax assets are realizable. In determining the likelihood of future realization of the state deferred tax assets, the Company considered both positive and negative evidence. As a result, the Company believed that the weight of the positive evidence, including the cumulative income position in the three most recent years and forecasts for a sustained level of future taxable income, was sufficient to overcome the weight of the negative evidence, and thus recorded a $49.8 million tax benefit to release the valuation allowance against the Company's state deferred tax assets during Fiscal 2022.

In Fiscal 2021, Signet’s effective tax rate was higher than the US federal income tax rate primarily due to the benefit from the CARES Act enacted on March 27, 2020, and the impact of Signet’s global reinsurance arrangement partially offset by the unfavorable impact of a valuation allowance recorded against certain state deferred tax assets and the impairment of goodwill which was nondeductible for tax purposes.

In the fourth quarter, income tax expense was $82.4 million, with an effective tax rate of 20.8%, compared to expense of $30.9 million, with an effective tax rate of 10.8% in the prior year fourth quarter. The fourth quarter Fiscal 2022 effective tax rate approximated the US federal income tax rate. The prior year fourth quarter tax expense and effective rate was favorably impacted by the benefit of the CARES Act, as well as by the mix of pre-tax earnings by jurisdiction.

Refer to Note 11 of Item 8 for additional information.
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

(in millions)	January 29, 2022	January 30, 2021	February 1, 2020
Cash and cash equivalents	$1,418.3	$1,172.5	$374.5
Less: Loans and overdrafts	—	—	(95.6)
Less: Long-term debt	(147.1)	(146.7)	(515.9)
Net cash (debt)	$1,271.2	$1,025.8	$(237.0)

2. Free Cash Flow and Adjusted Free Cash Flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator used by management frequently in evaluating its overall liquidity and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary purposes. In Fiscal 2022, net cash provided by operating activities included $81.3 million in proceeds received in connection with the sale of the Company’s non-prime credit card receivable portfolio. See Note 13 of Item 8 for additional information regarding the sale of the in-house credit card receivable portfolio.

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net cash provided by operating activities	$1,257.3	$1,372.3	$555.7
Purchase of property, plant and equipment	(129.6)	(83.0)	(136.3)
Free cash flow	1,127.7	1,289.3	419.4
Proceeds from sale of in-house finance receivables	(81.3)	—	—
Adjusted free cash flow	$1,046.4	$1,289.3	$419.4

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

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Operating income (loss)	$903.4	$(57.7)	$158.3
Credits (charges) related to transformation plan	(3.3)	47.6	79.1
Asset impairments, net (1)	(0.9)	159.0	47.7
Charges related to shareholder settlements	1.7	7.5	33.2
Acquisition-related costs (2)	8.6	—	—
Gain on sale of in-house finance receivables	(1.4)	—	—
Non-GAAP operating income (loss)	$908.1	$156.4	$318.3
(1) Includes ROU asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021.
(2) Acquisition related costs include professional fees for direct transaction-related costs incurred for the acquisitions of Rocksbox and Diamonds Direct in Fiscal 2022, as well as includes the impact of the fair value step up for inventory from Diamonds Direct.

4. Leverage ratio
The leverage ratio is a non-GAAP measure calculated by dividing Signet’s adjusted debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheet, plus Series A redeemable convertible preferred shares, plus an adjustment for operating leases (5x annual rent expense). Adjusted EBITDAR, as revised by the Company in Fiscal 2021, is a non-GAAP measure, defined as earnings before interest and income taxes, depreciation and amortization, share-based compensation expense, non-operating income (expense) and certain non-GAAP accounting adjustments (“Adjusted EBITDA”) and further excludes minimum fixed rent expense for properties occupied under operating leases. Adjusted EBITDA and Adjusted EBITDAR are considered important indicators of operating performance as they exclude the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs and certain accounting adjustments. Management believes these financial measures are helpful to enhancing investors’ ability to analyze trends in Signet’s business and evaluate Signet’s performance.

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Adjusted debt:
Long-term debt	$147.1	$146.7	$515.9
Loans and overdrafts	—	—	95.6
Series A redeemable convertible preferred shares	652.1	642.3	617.0
Adjustments:
5x Rent expense	2,216.5	2,263.0	2,398.5
Adjusted debt	$3,015.7	$3,052.0	$3,627.0

Adjusted EBITDAR:
Net income (loss)	$769.9	$(15.2)	$105.5
Income taxes	114.5	(74.5)	24.2
Interest expense, net	16.9	32.0	35.6
Depreciation and amortization on property, plant and equipment (1)	162.4	175.1	177.1
Amortization of definite-lived intangibles (1)	1.1	0.9	0.9
Amortization of unfavorable contracts	(3.3)	(5.4)	(5.5)
Share-based compensation	45.8	14.5	16.9
Other non-operating expense, net	2.1	—	—
Other accounting adjustments (2)	4.7	214.5	153.8
Adjusted EBITDA	$1,114.1	$341.9	$508.5
Rent expense	443.3	452.6	479.7
Adjusted EBITDAR	$1,557.4	$794.5	$988.2

Adjusted leverage ratio	1.9x	3.8x	3.7x
(1)    Total amount of depreciation and amortization reflected on the consolidated statement of cash flows for Fiscal 2022, Fiscal 2021 and Fiscal 2020 equals $163.5 million, $176 million and $178.0 million, respectively, which includes $1.1 million, $0.9 million and $0.9 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.
(2)    Fiscal 2022 includes: 1) $0.9 million of net asset impairments gain related to long-lived assets; 2) $3.3 million credit to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities in connection with the Company’s transformation plan; 3) $1.7 million related to the settlement of previously disclosed shareholder litigation matters; 4) $8.6 million of charges related to professional fees for direct transaction-related costs incurred for the acquisitions of Rocksbox and Diamonds Direct in Fiscal 2022, as well as includes the impact of the fair value step up for inventory from Diamonds Direct; and 5) $1.4 million gain associated with the sale of customer in-house finance receivables.
Fiscal 2021 includes: 1) $159.0 million in asset impairments related to goodwill, intangible assets, and long-lived assets; 2) $47.6 million related to charges in connection with the Company’s transformation plan; 3) $7.5 million related to charges related to settlement of shareholder litigation, net of insurance proceeds; and 4) $0.4 million related to cost of extinguishment of debt.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview and capital strategy
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its ABL Revolving Facility (defined below). As of January 29, 2022, the Company had $1.4 billion of cash and cash equivalents and $147.7 million of outstanding debt. The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL Revolving Facility will be sufficient to meet its ongoing business requirements for at least the 12 months following the date of this report, including funding working capital needs, projected investments in the business (including capital expenditures), debt service, and returns to shareholders through dividends or share repurchases.

The tenets of Signet’s capital strategy are: 1) investing in its business to drive growth in line with the Company’s overall business strategy; 2) ensuring adequate liquidity through a strong cash position and financial flexibility under its debt arrangements; and 3) returning excess cash to shareholders. Over time, Signet’s strategy is to sustain an adjusted leverage ratio below 3.0x. Refer to discussion of the adjusted leverage ratio in the Non-GAAP measures section above.

Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past three years laid the foundation for stronger than expected results during Fiscal 2022, including prioritizing digital investments in both technology and talent, enhancing its new and modernized eCommerce platform and optimizing a connected commerce shopping journey for its customers. The Company’s cash discipline has also led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well through continued inventory reduction efforts. In addition, structural cost reductions since the Company’s transformation strategy began in Fiscal 2019 have generated annual structural costs savings of over $400 million.
As the Company continues to implement and execute on the next phase of its strategy, Inspiring Brilliance, it will continue to focus on working capital efficiency, optimizing its real estate footprint, and prioritizing transformational productivity to drive future cost savings opportunities, all of which are expected to be used to fuel strategic investments, grow the business, and enhance liquidity. In addition, the Company invested over $190 million for capital investments in Fiscal 2022, which included approximately $130 million for capital expenditures and approximately $60 million related to investments in digital and cloud IT.
In addition, during Fiscal 2022, the Company made two acquisitions in line with its “Inspiring Brilliance” strategy. On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business, for cash consideration of $14.6 million, net of cash acquired. The acquisition was driven by Signet's initiatives to accelerate growth in its services offerings. On November 17, 2021, the Company acquired Diamonds Direct USA Inc. (“Diamonds Direct”) for initial cash consideration of $501.2 million, net of cash acquired, and subject to customary post-closing adjustments per the Transaction Agreement. The acquisition of Diamonds Direct accelerates the Company’s growth through expansion of the Company’s market in accessible luxury and bridal. See Note 4 of Item 8 for more details.

Liquidity and financial flexibility
During Fiscal 2022, the Company made significant progress in line with its Inspiring Brilliance growth strategy through two key financial milestones. First, the Company renegotiated its $1.5 billion ABL Facility, as further described in Note 24 of Item 8, to extend the maturity until 2026 and allow overall greater financial flexibility to grow the business and provide an additional option to address the 2024 maturities for its 4.70% senior unsecured notes (“Senior Notes”) and Preferred Shares, if necessary.

Second, as described in Note 13 of Item 8, the Company entered into amended and restated receivable purchase agreements with CarVal and Castlelake regarding the purchase of add-on receivables on such Investors’ existing accounts, as well as the purchase of the Company-owned credit card receivables portfolio for accounts that had been originated through Fiscal 2021. These agreements provide Signet with improved terms for the next two years, as well as remove consumer credit risk from the balance sheet. During the second quarter of Fiscal 2022, Signet received cash proceeds of $57.8 million for the sale of these customer in-house finance receivables to the Investors. Additionally, during the second quarter of Fiscal 2022, the Company received $23.5 million from the Investors for the payment obligation of the remaining 5% of the receivables previously purchased in June 2018.

Returning excess cash to shareholders

During Fiscal 2022 the Company remained committed to its goal to return excess cash to shareholders. The Company has declared the Fiscal 2022 preferred share dividends payable in cash, and beginning in the second quarter of Fiscal 2022, elected to reinstate the dividend program on its common shares. On August 23, 2021, the Board authorized a reinstatement of repurchases under the 2017 Program, as well as an increase in the remaining amount of shares authorized for repurchase under the 2017 Program from $165.6 million to $225 million. In January 2022, the Board increased its authorized share repurchase program by $500 million, bringing the total authorization for the 2017 Program to $1.2 billion. On January 21, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with HSBC to repurchase the Company’s common shares for an aggregate amount of $250 million. As of January 29, 2022, the Company had received 2.5 million shares based on a price of $80 per share, which is 80% of the total prepayment amount. On March 14, 2022, the Company received an additional 0.8 million shares, representing the remaining 20% of the total prepayment and final settlement of the ASR. Altogether, the Company invested $311.8 million during Fiscal 2022 for share repurchases. See Note 8 of Item 8 for more details.

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

Signet derives most of its operating cash flows through the sale of merchandise and extended service plans. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by third-party credit or debit card. As discussed further in Note 13 of Item 8, the Company has outsourced its entire credit card portfolio, and it receives cash from its outsourced financing partners (net of applicable fees) generally within two days of the customer sale. Offsetting these receipts, the Company’s largest operating expenses are the purchase of inventory, store occupancy costs (including rent), and payroll and payroll-related benefits.
Summary cash flows
The following table provides a summary of Signet’s cash flow activity for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net cash provided by operating activities	$1,257.3	$1,372.3	$555.7
Net cash used in investing activities	(642.7)	(77.8)	(140.8)
Net cash used in financing activities	(366.6)	(498.6)	(237.0)
Increase in cash and cash equivalents	248.0	795.9	177.9

Cash and cash equivalents at beginning of period	1,172.5	374.5	195.4
Increase in cash and cash equivalents	248.0	795.9	177.9
Effect of exchange rate changes on cash and cash equivalents	(2.2)	2.1	1.2
Cash and cash equivalents at end of period	$1,418.3	$1,172.5	$374.5
Operating activities
Net cash provided by operating activities was $1.3 billion compared to net cash provided by operating activities of $1.4 billion in the prior year comparable period. The Company’s cash flow from operating activities in Fiscal 2022 was primarily due to the Company’s strong revenue growth, ongoing cost control and working capital management initiatives. In Fiscal 2021, cash flows were negatively affected by the impact of COVID-19 on the Company’s operating results, however, these impacts were offset by temporary measures in place to manage liquidity as a result of the impacts of the pandemic and the Company’s ongoing working capital management initiatives.

•Net income was $769.9 million compared to a net loss of $15.2 million in the prior year period, an increase of $785.1 million.
•Net income included non-cash share-based compensation costs of $45.8 million compared to $14.5 million in the prior year period. The higher share-based compensation expense in the current year was driven by improved Company operating results. See Note 27 of Item 8 for more information.
•Deferred taxes were a source of $0.1 million compared to a source of $141.8 million in the prior year period offset by current income taxes of a use of $6.7 million compared to a use of $45.5 million in the prior year. The prior year amount was primarily the result of the net operating loss carryback filed in accordance with the provisions of the CARES Act, offset by an increase in the valuation allowance related to certain deferred tax assets in the US. During Fiscal 2021, the Company collected $183.4 million related to the loss carryback and other credits filed in Fiscal 2021 under the provisions of the CARES Act, whereas in Fiscal 2022, the Company paid cash for income taxes of $120.7 million. Refer to Note 11 of Item 8 for additional information.
•Non-cash asset impairment charges were $1.5 million compared to $159.0 million in the prior year period. See Note 17 of Item 8 for additional information regarding the impairments recognized in each period.
•Cash provided by accounts receivable totaled $12.4 million compared to a use of $50.1 million in the prior year comparable period. The prior year cash usage was driven by the portion of the non-prime in-house credit card portfolio that was retained by the Company beginning in the second quarter of Fiscal 2021. See Note 14 of Item 8 for additional information.
•During the second quarter of Fiscal 2022, the Company sold its existing customer in-house finance receivables, as well as collected the payment obligation of the remaining 5% of the receivables previously sold in June 2018. This resulted in cash proceeds of $81.3 million. See Note 13 of Item 8 for further information.
•Cash provided by inventory was $198.3 million compared to $308.0 million in Fiscal 2021. The inventory reductions in both periods were driven by the Company’s continued inventory management initiatives.

•Cash provided by accounts payable was $35.7 million compared to $577.8 million in Fiscal 2021. The prior year result was driven by the Company’s aggressive working capital management initiatives throughout Fiscal 2021, which included the extension of time to pay with numerous vendors. The Company has been successful in maintaining these terms throughout Fiscal 2022 with its strong vendor relationships.
•Cash provided by other assets and other receivables was $181.9 million in the prior year period and was driven primarily by the collection of insurance proceeds related to the shareholder litigation settlement described in Note 28 of Item 8. Offsetting these cash proceeds was the payment of the settlement amount during the prior year period, which resulted in cash used by accrued expenses and other liabilities of $185.8 million.
•Cash used by changes in operating leases was $64.1 million, compared to a source of $31.2 million in the prior year period, driven by the Company’s deferral of rent payments due beginning in April 2020, a substantial portion of which was repaid in Fiscal 2022. See Note 18 of Item 8 for more information.
•Cash provided by deferred revenue was $100.5 million compared to $73.1 million in the prior year period, primarily due to increased warranty plan sales associated with higher overall sales volume. See Note 3 of Item 8 for further information.

Investing Activities
Net cash used in investing activities was $642.7 million compared to $77.8 million in the prior period. Fiscal 2022 included $515.8 million for the acquisitions of Diamonds Direct and Rocksbox (see Note 4 of Item 8 for more information). Capital additions were $129.6 million and $83.0 million in Fiscal 2022 and Fiscal 2021, respectively. Capital additions in each period were primarily associated with new stores and remodels of existing stores, as well as capital investments in IT. The Company reduced capital expenditures in Fiscal 2021 due to uncertainty around COVID-19.
Stores opened and closed in Fiscal 2022:

Store count by segment	January 30, 2021	Opened and acquired (2) (3)	Closed (2)	January 29, 2022
North America segment (1)	2,481	104	(79)	2,506
International segment (1)	352	3	(7)	348
Signet	2,833	107	(86)	2,854
(1) The net change in selling square footage for Fiscal 2022 for the North America and International segments was 0.5% and (0.7)%, respectively.
(2) Includes 12 store repositions in Fiscal 2022.
(3) Includes 22 Diamonds Direct locations acquired as described in Note 4 of Item 8.
Net Cash Used in Financing Activities
Net cash used in financing activities in Fiscal 2022 was $366.6 million, consisting primarily of $43.6 million for dividend payments on common and preferred shares and common share repurchases of $311.8 million. See Note 8 of Item 8 for more information.

Net cash used in financing activities in Fiscal 2021 was $498.6 million, comprised primarily of $27.2 million for dividend payments on common and preferred shares, $370.0 million for net debt repayments, and a decrease in bank overdrafts of $87.4 million. See further information on debt movements below.
Movement in Cash and Indebtedness
Cash and cash equivalents at January 29, 2022 were $1.4 billion compared to $1.2 billion as of January 30, 2021. Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated liquidity funds and at a number of financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
During Fiscal 2020, the Company entered into (i) a revolving credit facility in an aggregate committed amount of $1.5 billion (“ABL Revolving Facility”) and (ii) a first-in last-out term loan facility in an aggregate principal amount of $100.0 million (the “FILO Term Loan Facility” and, together with the ABL Revolving Facility, the “ABL Facility”). Refer to Note 24 of Item 8 for further information.

At January 29, 2022 and January 30, 2021, Signet had $147.7 million and $147.6 million, respectively, of outstanding debt, consisting entirely of the Senior Notes.

During Fiscal 2021, the Company borrowed $900 million and paid down $1.2 billion, on the ABL Revolving Facility. Borrowings were made to fund short-term cash needs and as a prudent measure in response to COVID-19 to increase the Company’s financial flexibility and bolster its cash position. In January 2021, the Company fully repaid the $100 million FILO Term Loan Facility.

The Company had stand-by letters of credit on the ABL Revolving Facility of $20.1 million as of January 29, 2022 that reduced remaining borrowing availability. Available borrowings under the ABL Revolving Facility were $1.2 billion as of January 29, 2022.
Net cash was $1.3 billion as of January 29, 2022 compared to net cash of $1.0 billion as of January 30, 2021. Refer to Non-GAAP Measures above.
As of January 29, 2022 and January 30, 2021, the Company was in compliance with all debt covenants.
Capital availability
Signet’s level of borrowings and cash balances fluctuates during the year reflecting the seasonality of its cash flow requirements and business performance. Management believes that cash balances and the committed borrowing facilities (including the ABL Facility described more fully in Note 24 of Item 8) currently available to the business are sufficient for both its present and near-term requirements. The following table provides a summary of these items as of January 29, 2022, January 30, 2021 and February 1, 2020:

(in millions)	January 29, 2022	January 30, 2021	February 1, 2020
Working capital (1)	$1,659.7	$1,583.3	$1,502.2
Capitalization:
Long-term debt	147.1	146.7	515.9
Series A redeemable convertible preferred shares	652.1	642.3	617.0
Shareholders’ equity	1,564.0	1,190.3	1,222.6
Total capitalization	2,363.2	1,979.3	2,355.5
Additional amounts available under credit agreements	$1,245.9	$1,320.8	$1,158.1
(1) Includes cash and cash equivalents

If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of January 29, 2022, the threshold related to the fixed coverage ratio was approximately $119 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
Credit ratings
The following table provides Signet’s credit ratings as of January 29, 2022:

Rating Agency	Corporate	Senior Unsecured Notes
Standard & Poor’s	BB-	BB-
Moody’s	Ba3	B2
Fitch	BB	BB
OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
Signet held $533.2 million of consignment inventory which is not recorded on the balance sheet at January 29, 2022, as compared to $387.4 million at January 30, 2021. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.
Contingent property liabilities
At January 29, 2022, 11 property leases had been assigned by Signet to third-parties (and remained unexpired and occupied by assignees at that date) and six additional properties were sub-let at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-let, Signet or one of its UK subsidiaries may be liable for those defaults. The number of such claims arising to date has been small, and the liability, which is charged to the consolidated statements of operations as it arises, has not been material.
IMPACT OF INFLATION
During the past three years, Signet does not believe that inflation has had a significant impact on consumer discretionary spending or Signet’s sales and results. Jewelry purchases are discretionary and are often perceived to be a luxury purchase. As such, if inflation negatively impacts consumer discretionary spending, it may also negatively impact Signet’s sales and results in the future.

The costs of commodities such as diamonds, gemstones and precious metals in merchandise Signet purchases from its suppliers generally increase over time, and Signet has historically been able to increase retail prices to offset such cost increases. Diamond and gold costs began to increase more than usual in January 2022 but did not have a meaningful impact on Signet’s merchandise costs in the fourth quarter of Fiscal 2022. Diamond and gold costs continued to rise into February and March at a rate that Signet believes was similar to consumer price indexes over the same time periods. Signet intends to leverage its supply chain and flexible fulfillment capabilities, as well as its product and assortment capabilities in order to minimize Fiscal 2023 retail prices increases that may otherwise be necessary to offset such cost increases. Refer to Item 1A, Risk Factors, for further information on the potential impacts and risk associated with inflation.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting policies covering areas of greater complexity that are subject to the exercise of judgment due to the reliance on key estimates are listed below. A comprehensive listing of Signet’s significant accounting policies is set forth in Note 1 of the consolidated financial statements in Item 8.
Revenue recognition for extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in historical claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could materially impact revenues. All direct costs associated with the sale of these plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the consolidated statements of operations.
The North America segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Customers generally pay for ESP at the store or online at the time of merchandise sale. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated patterns of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 14 years after the sale of the warranty contract. Although claims experience varies between the Company’s national banners, thereby resulting in different recognition rates, approximately 55% to 60% of revenue is recognized within the first two years on a weighted average basis.
As noted above, the Company utilizes historical claims data to estimate the expected future patterns of claims cost and the related revenue recognition rates utilized. These claims patterns are subject to change based primarily on revisions to the Company’s ESP product offerings and changes in customer behavior over time. The Company periodically refreshes its analysis of the claims pattern on at least an annual basis, or more often if circumstances dictate such a review is required (such as occurred as a result of the disruption from COVID-19). A significant change in either the overall claims pattern or the life over which the Company is expected to fulfil its obligation under the warranty, could result in material change to revenues.
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
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually as of the beginning of the fourth reporting period. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.

The impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows or market-based methodologies. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
The fair value methodologies used by the Company in testing goodwill and indefinite-lived intangible assets include assumptions related to sales trends, discount rates, royalty rates and other assumptions that are judgmental in nature. If future economic conditions are different than those projected by management in its most recent impairment tests for goodwill and indefinite-lived intangible assets, future impairment charges may be required. See Note 19 for further details.
Long-lived assets
Long-lived assets of the Company consist primarily of property and equipment, definite-lived intangible assets and operating lease right-of-use ("ROU") assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the undiscounted cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the store asset group, based on the Company’s internal business plans. If the undiscounted cash flow for the store asset group is less than its carrying amount, the long-lived assets are measured for potential impairment by estimating the fair value of the asset group, and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. The Company primarily utilizes the replacement cost method to estimate the fair value of its property and equipment, and the income capitalization method to estimate the fair value of its ROU assets, which incorporates historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates.
The uncertainty of the COVID-19 impact to the Company’s business could continue to further negatively affect the operating performance and cash flows of the Company’s stores, including the magnitude and potential resurgence of COVID-19 (including variants), occupancy restrictions in the Company’s stores, the inability to achieve or maintain cost savings initiatives included in the business plans, changes in real estate strategy or macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store-level assets in future periods.
Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The Company has a valuation allowance of $27.9 million and $83.9 million, as of January 29, 2022 and January 30, 2021, respectively, due to uncertainties related to the Company’s ability to utilize certain of its deferred tax assets, primarily consisting of net operating losses, foreign tax credits and capital losses carried forward.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental secured borrowing rate based on the information available at the lease commencement date, including the underlying term and currency of the lease, in measuring the present value of lease payments. Lease terms, which include the period of the lease that cannot be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
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
The Guarantors jointly and severally, irrevocably and unconditionally guarantee on a senior unsecured basis the performance and full and punctual payment when due of all obligations of Issuer, as defined in the Indenture, in accordance with the Senior Notes and the related Indentures, as supplemented, whether for payment of principal of or interest on the Senior Notes when due and any and all costs and expenses incurred by the trustee or any holder of the Senior Notes in enforcing any rights under the guarantees (collectively, the “Guarantees”). The Guarantees and Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions.
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

	Summarized Balance Sheets
(in millions)	January 29, 2022	January 30, 2021
Total current assets	$3,507.0	$3,799.6
Total non-current assets	2,245.3	2,475.9
Total current liabilities	2,309.3	2,357.1
Total non-current liabilities	3,407.0	3,578.7
Redeemable preferred shares	652.1	642.3
Total due from Non-Guarantors (1)	311.4	395.9
Total due to Non-Guarantors (1)	1,666.9	1,695.0
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
(in millions)	Fiscal 2022	Fiscal 2021
Sales	$7,188.9	$4,894.8
Gross margin	3,014.9	1,681.7
Income before income taxes (2)	939.7	161.1
Net income (2)	827.9	240.1
(2)    Includes income from intercompany transactions with Non-Guarantors of $49.8 million for Fiscal 2022, and income of $231.2 million for Fiscal 2021. Intercompany transactions primarily include intercompany dividends and interest.
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
As certain of the International segment’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet may enter into derivative transactions to hedge a significant portion of forecasted merchandise purchases using commodity forward purchase contracts, options, net zero premium collar arrangements, or some combination thereof. Additionally, the North America segment enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with the Company’s Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from the Company’s counterparties.
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
A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists entirely of forward foreign currency exchange contracts. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to foreign exchange rates is detailed in Note 21 of Item 8.
Foreign Currency Exchange Rate Risk
Approximately 90% of Signet’s total assets were held in entities whose functional currency is the US dollar at January 29, 2022 and generated approximately 91% of its sales in US dollars in Fiscal 2022. All remaining assets and sales are in British pounds and Canadian dollars.
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
The International segment buys certain products and materials on international markets that are priced in US dollars, and therefore has an exposure to exchange rates on the cost of goods sold. Signet uses certain derivative financial instruments to hedge a portion of this exposure within treasury guidelines approved by the Board. In Fiscal 2022, approximately 35% of the International segment’s goods purchased were transacted in US dollars (Fiscal 2021: 35%).
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
When deemed appropriate by management, it is Signet’s policy to minimize the impact of precious metal commodity price volatility on operating results through the use of commodity forward purchase contracts, or by entering into either purchase options or net zero premium collar arrangements, within treasury guidelines approved by the Board. It is not possible to hedge against fluctuations in the cost of diamonds.
Interest Rate Risk
Signet’s interest income and expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding. As of January 29, 2022, a hypothetical 100 basis point increase in interest rates would result in no additional annual interest expense since all of the Company’s variable rate debt has been repaid.

Sensitivity Analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.
Fair value gains (losses) arising from:

(in millions)	Fair Value January 29, 2022	10% depreciation of $ against £	10% depreciation of $ against C$	10% depreciation of gold prices	Fair Value January 30, 2021
Foreign exchange contracts	$(1.0)	$7.3	$0.9	$—	$(0.2)
Commodity contracts	—	—	—	—	(0.1)
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
The fair value of derivative financial instruments is determined based on market value equivalents at period end, taking into account the current foreign currency forward rates.
The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against British pound and Canadian dollar from the levels applicable at January 29, 2022 with all other variables remaining constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Signet Jewelers Limited:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the 52 week periods ended January 29, 2022 (fiscal year 2022), January 30, 2021, and February 1, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the 52 week periods ended January 29, 2022, January 30, 2021, and February 1, 2020 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Rocksbox Inc. and Diamonds Direct USA Inc. during fiscal year 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022, Rocksbox Inc.’s and Diamonds Direct USA Inc.’s internal control over financial reporting associated with 10% of total assets and 2% of total sales included in the consolidated financial statements of the Company as of and for the year ended January 29, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Rocksbox Inc. and Diamonds Direct USA Inc.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition related to extended service plans

As discussed in Note 3 to the consolidated financial statements, the Company recognized revenue related to the extended service plans (ESP) of $441.3 million. ESP revenue is recognized in proportion to when the expected costs will be incurred. To determine the amount of revenue to recognize, the Company estimates the deferral periods and patterns of future claims costs.

We identified the evaluation of revenue recognition related to ESP as a critical audit matter. Subjective auditor judgment was required to evaluate the estimated deferral periods and patterns of future claims costs used to recognize ESP revenue, which included assessing the historical claims trends by year of contract sale and estimates of future claims, because a change in these estimates could materially impact revenues. In addition, valuation professionals with specialized skills and knowledge were required to evaluate the Company’s models used to estimate the deferral periods and patterns of future claims costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including controls related to the development of assumptions used to estimate the deferral periods and patterns of future claims costs. We evaluated the historical claims trends used by the Company in estimating the future claims costs on a sample basis by selecting claims and tracing them back to the original proof of sale. We assessed the calculations used by the Company to determine ESP revenue recognized for consistency with the estimated deferral periods and patterns of future claim costs. We involved valuation professionals with specialized skills and knowledge, who assisted by evaluating the Company’s models used to develop the deferral periods and patterns of future claims costs by (1) developing parallel models to estimate the deferral periods and patterns of future claims costs, and (2) comparing the results to the Company’s estimated deferral periods and patterns of future claims costs.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Cleveland, Ohio
March 17, 2022

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)	Fiscal 2022	Fiscal 2021	Fiscal 2020	Notes
Sales	$7,826.0	$5,226.9	$6,137.1	3
Cost of sales	(4,702.0)	(3,493.0)	(3,904.2)
Restructuring charges - cost of sales	—	(1.4)	(9.2)	6
Gross margin	3,124.0	1,732.5	2,223.7
Selling, general and administrative expenses	(2,230.9)	(1,587.4)	(1,918.2)
Restructuring charges	3.3	(46.2)	(69.9)	6
Asset impairments, net	(1.5)	(159.0)	(47.7)	17
Other operating income (loss)	8.5	2.4	(29.6)	12
Operating income (loss)	903.4	(57.7)	158.3	5
Interest expense, net	(16.9)	(32.0)	(35.6)
Other non-operating (loss) income	(2.1)	—	7.0
Income (loss) before income taxes	884.4	(89.7)	129.7
Income taxes	(114.5)	74.5	(24.2)	11
Net income (loss)	769.9	(15.2)	105.5
Dividends on redeemable convertible preferred shares	(34.5)	(33.5)	(32.9)	8
Net income (loss) attributable to common shareholders	$735.4	$(48.7)	$72.6

Earnings (loss) per common share:
Basic	$14.01	$(0.94)	$1.40	9
Diluted	$12.22	$(0.94)	$1.40	9
Weighted average common shares outstanding:
Basic	52.5	52.0	51.7	9
Diluted	63.0	52.0	51.8	9
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal 2022			Fiscal 2021			Fiscal 2020
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$769.9			$(15.2)			$105.5
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5.4)	$—	$(5.4)	$11.2	$—	$11.2	$(1.7)	$—	$(1.7)
Available-for-sale securities:
Unrealized (loss) gain	(0.3)	—	(0.3)	0.2	—	0.2	(0.2)	—	(0.2)
Reclassification adjustment for losses to earnings	—	—	—	—	—	—	1.0	—	1.0
Cash flow hedges:
Unrealized gain (loss)	0.6	—	0.6	(1.0)	0.2	(0.8)	14.8	(3.6)	11.2
Reclassification adjustment for losses (gains) to earnings	1.0	(0.3)	0.7	(16.8)	4.2	(12.6)	(3.4)	0.7	(2.7)
Pension plan:
Actuarial (loss) gain	(71.4)	13.5	(57.9)	5.4	(1.0)	4.4	0.5	(0.1)	0.4
Reclassification adjustment for amortization of actuarial losses to earnings	2.1	(0.3)	1.8	1.0	(0.2)	0.8	1.2	(0.2)	1.0
Reclassification adjustment for amortization of net prior service costs to earnings	0.1	—	0.1	0.1	—	0.1	—	—	—
Total other comprehensive (loss) income	$(73.3)	$12.9	$(60.4)	$0.1	$3.2	$3.3	$12.2	$(3.2)	$9.0
Total comprehensive income (loss)			$709.5			$(11.9)			$114.5

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amount)	January 29, 2022	January 30, 2021	Notes
Assets
Current assets:
Cash and cash equivalents	$1,418.3	$1,172.5	1
Accounts receivable, net	19.9	88.7	14
Other current assets	208.6	236.6
Income taxes	23.2	51.7
Inventories	2,060.4	2,032.5	15
Total current assets	3,730.4	3,582.0
Non-current assets:
Property, plant and equipment, net	575.9	605.5	16
Operating lease right-of-use assets	1,206.6	1,362.2	18
Goodwill	484.6	238.0	19
Intangible assets, net	314.2	179.0	19
Other assets	226.1	195.8
Deferred tax assets	37.3	16.4	11
Total assets	$6,575.1	$6,178.9
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Accounts payable	$899.8	$812.6
Accrued expenses and other current liabilities	501.6	494.1	25
Deferred revenue	341.3	288.7	3
Operating lease liabilities	300.0	377.3	18
Income taxes	28.0	26.0
Total current liabilities	2,070.7	1,998.7
Non-current liabilities:
Long-term debt	147.1	146.7	24
Operating lease liabilities	1,005.1	1,147.3	18
Other liabilities	117.6	111.1	26
Deferred revenue	857.6	783.3	3
Deferred tax liabilities	160.9	159.2	11
Total liabilities	4,359.0	4,346.3
Commitments and contingencies			28
Series A redeemable convertible preferred shares of $0.01 par value: 500 shares authorized, 0.625 shares outstanding	652.1	642.3	7
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 49.9 shares outstanding (2021: 52.3 shares outstanding)	12.6	12.6	8
Additional paid-in capital	231.2	258.8
Other reserves	0.4	0.4
Treasury shares at cost: 20.1 shares (2021: 17.7 shares)	(1,206.7)	(980.2)	8
Retained earnings	2,877.4	2,189.2
Accumulated other comprehensive loss	(350.9)	(290.5)	10
Total shareholders’ equity	1,564.0	1,190.3
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,575.1	$6,178.9
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Cash flows from operating activities:
Net income (loss)	$769.9	$(15.2)	$105.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	163.5	176.0	178.0
Amortization of unfavorable contracts	(3.3)	(5.4)	(5.5)
Share-based compensation	45.8	14.5	16.9
Deferred taxation	0.1	141.8	21.5
Asset impairments	1.5	159.0	47.7
Restructuring charges	—	14.7	25.9
Net loss (gain) on extinguishment of debt	—	0.4	(6.2)
Other non-cash movements	4.8	0.3	(4.3)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	12.4	(50.1)	(15.2)
Proceeds from sale of in-house finance receivables	81.3	—	—
(Increase) decrease in other assets and other receivables	(39.9)	181.9	(184.2)
Decrease in inventories	198.3	308.0	48.8
Increase in accounts payable	35.7	577.8	77.2
(Decrease) increase in accrued expenses and other liabilities	(30.1)	(185.8)	232.9
Change in operating lease assets and liabilities	(64.1)	31.2	(9.4)
Increase in deferred revenue	100.5	73.1	30.8
Changes in income tax receivable and payable	(6.7)	(45.5)	0.6
Pension plan contributions	(12.4)	(4.4)	(5.3)
Net cash provided by operating activities	1,257.3	1,372.3	555.7
Investing activities
Purchase of property, plant and equipment	(129.6)	(83.0)	(136.3)
Proceeds from sale of assets	—	—	0.5
Purchase of available-for-sale securities	(1.0)	—	(13.3)
Proceeds from sale of available-for-sale securities	3.7	5.2	8.3
Acquisitions, net of cash acquired	(515.8)	—	—
Net cash used in investing activities	(642.7)	(77.8)	(140.8)
Financing activities
Dividends paid on common shares	(19.0)	(19.4)	(77.4)
Dividends paid on redeemable convertible preferred shares	(24.6)	(7.8)	(31.2)
Repurchase of common shares	(311.8)	—	—
Proceeds from term loans	—	—	100.0
Repayments of term loans	—	(100.0)	(294.9)
Settlement of Senior Notes, including third party fees	—	—	(241.5)
Proceeds from revolving credit facilities	—	900.0	858.3
Repayments of revolving credit facilities	—	(1,170.0)	(588.3)
Payment of debt issuance costs	(3.9)	—	(9.3)
Increase (decrease) of bank overdrafts	—	(87.4)	47.5
Other financing activities	(7.3)	(14.0)	(0.2)
Net cash used in financing activities	(366.6)	(498.6)	(237.0)
Cash and cash equivalents at beginning of period	1,172.5	374.5	195.4
Increase in cash and cash equivalents	248.0	795.9	177.9
Effect of exchange rate changes on cash and cash equivalents	(2.2)	2.1	1.2
Cash and cash equivalents at end of period	$1,418.3	$1,172.5	$374.5
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at February 2, 2019	$12.6	$236.5	$0.4	$(1,027.3)	$2,282.2	$(302.8)	$1,201.6
Net income	—	—	—	—	105.5	—	105.5
Other comprehensive income	—	—	—	—	—	9.0	9.0
Dividends on common shares	—	—	—	—	(77.4)	—	(77.4)
Dividends on redeemable convertible preferred shares	—	—	—	—	(32.9)	—	(32.9)
Net settlement of equity based awards	—	(8.0)	—	42.4	(34.5)	—	(0.1)
Share-based compensation expense	—	16.9	—	—	—	—	16.9
Balance at February 1, 2020	$12.6	$245.4	$0.4	$(984.9)	$2,242.9	$(293.8)	$1,222.6
Net loss	—	—	—	—	(15.2)	—	(15.2)
Other comprehensive income	—	—	—	—	—	3.3	3.3
Dividends on redeemable convertible preferred shares	—	—	—	—	(33.5)	—	(33.5)
Net settlement of equity based awards	—	(1.1)	—	4.7	(5.0)	—	(1.4)
Share-based compensation expense	—	14.5	—	—	—	—	14.5
Balance at January 30, 2021	$12.6	$258.8	$0.4	$(980.2)	$2,189.2	$(290.5)	$1,190.3
Net income	—	—	—	—	769.9	—	769.9
Other comprehensive loss	—	—	—	—	—	(60.4)	(60.4)
Dividends on common shares	—	—	—	—	(28.0)	—	(28.0)
Dividends on redeemable convertible preferred shares	—	—	—	—	(34.5)	—	(34.5)
Repurchase of common shares	—	(50.0)	—	(261.8)	—	—	(311.8)
Net settlement of equity based awards	—	(23.4)	—	35.3	(19.2)	—	(7.3)
Share-based compensation expense	—	45.8	—	—	—	—	45.8
Balance at January 29, 2022	$12.6	$231.2	$0.4	$(1,206.7)	$2,877.4	$(350.9)	$1,564.0

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and summary of significant accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America, International, and Other. The “Other” reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. See Note 5 for additional discussion of the Company’s reportable segments.
Signet’s business is seasonal, with the fourth quarter accounting for approximately 35-40% of annual sales, as well as accounts for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
The Company has evaluated and determined that there were no additional events or transactions subsequent to January 29, 2022 for potential recognition or disclosure through the date the consolidated financial statements were issued. There are no material related party transactions. The following accounting policies have been applied consistently in the preparation of the Company’s consolidated financial statements.
(a) Basis of preparation
The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) and include the results for the 52 week period ended January 29, 2022 (“Fiscal 2022”), as Signet’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 52 week period ended January 30, 2021 (“Fiscal 2021”) and the 52 week period ended February 1, 2020 (“Fiscal 2020”). Intercompany transactions and balances have been eliminated in consolidation. Signet has reclassified certain prior year amounts to conform to the current year presentation.
(b) Risks and uncertainties - COVID-19
In December 2019, a novel coronavirus (“COVID-19”) was identified in Wuhan, China. As a result, the Company experienced significant disruption to its business, specifically in its retail store operations through temporary closures during the first half of Fiscal 2021. By the end of the third quarter of Fiscal 2021, the Company had re-opened substantially all of its stores. However, during the fourth quarter of Fiscal 2021, both the UK and certain Canadian provinces re-established mandated temporary closure of non-essential businesses. The UK stores began to reopen in April 2021, while the Canadian stores began reopening in the second quarter of Fiscal 2022.
While there has been no significant impact to the Company’s consolidated financial statements during Fiscal 2022, the full extent and duration of the impact of COVID-19 on the Company’s operations and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and possible resurgence of COVID-19 (including through variants), the success of the vaccine rollout globally, its impact on the Company’s global supply chain, and the uncertainty of customer behavior and potential shifts in discretionary spending. The Company will continue to evaluate the impact of COVID-19 on its business, results of operations and cash flows throughout Fiscal 2023, including the potential impacts on various estimates and assumptions inherent in the preparation of the consolidated financial statements.
(c) Use of estimates
The preparation of these consolidated financial statements, in conformity with US GAAP and US Securities and Exchange Commission (“SEC”) regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of accounts receivables, inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, right-of-use assets and lease liabilities, asset impairments for goodwill, indefinite-lived intangible and long-lived assets and the depreciation and amortization of long-lived assets.
(d) Foreign currency translation
The financial position and operating results of certain foreign operations, including the International segment and the Canadian operations of the North America segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within other operating income (loss) in the consolidated statements of operations, whereas translation adjustments and gains or losses related to intercompany loans of a long-term investment nature are recognized as a component of AOCI.

See Note 10 for additional information regarding the Company’s foreign currency translation.
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
(f) Cost of sales and selling, general and administrative expenses
Cost of sales includes merchandise costs, net of discounts and allowances; distribution and warehousing costs; and store operating and occupancy costs. Store operating and occupancy costs include utilities, rent, real estate taxes, common area maintenance charges and depreciation. Distribution and warehousing costs including freight, processing, inventory shrinkage and related compensation and benefits.
Selling, general and administrative expenses include store staff and store administrative costs; centralized administrative expenses, including information technology; third-party credit costs and credit loss expense; advertising and promotional costs and other operating expenses not specifically categorized elsewhere in the consolidated statements of operations.
Compensation and benefits costs included within cost of sales and selling, general and administrative expenses totaled $1,447.7 million in Fiscal 2022 (Fiscal 2021: $996.1 million; Fiscal 2020: $1,196.6 million).
(g) Store opening costs
The opening costs of new locations are expensed as incurred and included within selling, general and administrative expenses.
(h) Advertising and promotional costs
Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogs and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $527.0 million in Fiscal 2022 (Fiscal 2021: $343.0 million; Fiscal 2020: $388.9 million).
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
(j) Cash and cash equivalents
Cash and cash equivalents consist of cash on hand, money market deposits and amounts placed with external fund managers with an original maturity of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. In addition, receivables from third-party credit card issuers typically converted to cash within five days of the original sales transaction are considered cash equivalents.

The following table summarizes the details of the Company’s cash and cash equivalents:

(in millions)	January 29, 2022	January 30, 2021
Cash and cash equivalents held in money markets and other accounts	$1,362.4	$1,122.2
Cash equivalents from third-party credit card issuers	54.4	48.8
Cash on hand	1.5	1.5
Total cash and cash equivalents	$1,418.3	$1,172.5

The Company’s supplemental cash flow information was as follows:

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Non-cash investing activities:
Capital expenditures in accounts payable	$6.2	$1.2	$0.1
Supplemental cash flow information:
Interest paid	$14.8	$30.5	$34.7
Income tax paid (refunded), net (1)	$120.7	$(176.0)	$5.7
(1)    Includes $183.4 million refunded under the CARES Act in Fiscal 2021. See Note 11 for further details.
(k) Accounts receivable
In June 2018, the Company completed the sale of the remaining North America customer in-house finance receivables (see Note 13). Subsequent to the completion of this transaction, receivables issued by the Company but pending transfer are classified as “held for sale” and recorded at fair value in the consolidated balance sheet. See Note 22 for additional information regarding the assumptions utilized in the calculation of fair value of the finance receivables held for sale.
See Note 14 for discussion of the Company’s accounts receivable and current expected credit losses subsequent to the adoption of Accounting Standards Codification (“ASC”) 326 (as further described in Note 14).
(l) Inventories
Inventories are primarily held for resale and are valued at the lower of cost or net realizable value. Cost is determined using weighted-average cost, on a first-in first-out basis, for all inventories except for inventories held in the Company’s diamond sourcing operations, where cost is determined using specific identification. Cost includes charges directly related to bringing inventory to its present location and condition. Such charges would include warehousing, security, distribution and certain buying costs. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory reserves are recorded for obsolete, slow moving or defective items and shrinkage. Inventory reserves for obsolete, slow moving or defective items are calculated as the difference between the cost of inventory and its estimated net realizable value based on targeted inventory turn rates, future demand, management strategy and market conditions. Due to the inventory primarily consisting of precious stones and metals including gold, the age of the inventory has a limited impact on the estimated net realizable value. Inventory reserves for shrinkage are estimated and recorded based on historical physical inventory results, expectations of future inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers.
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
Capitalized amounts for cloud computing arrangements accounted for as service contracts are included in other assets in the consolidated balance sheets and are amortized to expense over the life of the service contract. The carrying amount of these assets as of January 29, 2022 was $80.7 million (January 30, 2021: $4.1 million).
See Note 16 for additional discussion of the Company’s property, plant and equipment, and Note 17 for the Company’s policy for long-lived asset impairment.
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
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually as of the beginning of the fourth reporting period. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.
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
See Note 19 for additional discussion of the Company’s goodwill and intangibles.
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
See Note 21 for additional discussion of the Company’s derivatives and hedge activities.

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
See Note 23 for additional discussion of the Company’s employee benefits.
(r) Debt issuance costs
Borrowings include primarily interest-bearing bank loans and bank overdrafts. Direct debt issuance costs on borrowings are capitalized and amortized into interest expense over the contractual term of the related loan.
See Note 24 for additional discussion of the Company’s debt issuance costs.
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
See Note 27 for additional discussion of the Company’s share-based compensation plans.
(t) Contingent liabilities
Provisions for contingent liabilities are recorded for probable losses when management is able to reasonably estimate the loss or range of loss. When it is reasonably possible that a contingent liability may result in a loss or additional loss, the range of the potential loss is disclosed.
See Note 28 for additional discussion of the Company’s contingencies.
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
New accounting pronouncements recently adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires that an acquirer recognize and measure customer contract assets and liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts, rather than under Topic 805. Under prior guidance with Topic 805, a liability for deferred revenue was generally recognized at fair value in an acquirer’s financial statements as if it represented a legal obligation. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The

Company elected to early adopt this ASU effective October 31, 2021 on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.
New accounting pronouncements issued but not yet adopted
There are no new accounting pronouncements issued that are expected to have a material impact to the Company in future periods.

3. Revenue recognition
The following tables provide the Company’s total sales, disaggregated by banner, for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	Fiscal 2022
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,985.8	$—	$—	$2,985.8
Zales	1,624.8	—	—	1,624.8
Jared	1,326.3	—	—	1,326.3
Banter by Piercing Pagoda	553.4	—	—	553.4
Diamonds Direct (2)	132.5	—	—	132.5
James Allen	422.8	—	—	422.8
Peoples	206.2	—	—	206.2
International segment banners	—	492.4	—	492.4
Other (1)	13.0	—	68.8	81.8
Total sales	$7,264.8	$492.4	$68.8	$7,826.0

	Fiscal 2021
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,008.6	$—	$—	$2,008.6
Zales	1,121.6	—	—	1,121.6
Jared	920.9	—	—	920.9
Banter by Piercing Pagoda	337.5	—	—	337.5
James Allen	301.4	—	—	301.4
Peoples	150.9	—	—	150.9
International segment banners	—	355.9	—	355.9
Other (1)	—	—	30.1	30.1
Total sales	$4,840.9	$355.9	$30.1	$5,226.9

	Fiscal 2020
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,414.0	$—	$—	$2,414.0
Zales	1,276.8	—	—	1,276.8
Jared	1,088.1	—	—	1,088.1
Banter by Piercing Pagoda	331.7	—	—	331.7
James Allen	250.6	—	—	250.6
Peoples	204.6	—	—	204.6
International segment banners	—	518.0	—	518.0
Other (1)	—	—	53.3	53.3
Total sales	$5,565.8	$518.0	$53.3	$6,137.1
(1)     Includes sales from Signet’s diamond sourcing initiative and Rocksbox.
(2)    Includes Diamonds Direct sales since the date of acquisition on November 17, 2021. See Note 4 for further details..

The following tables provide the Company’s total sales, disaggregated by major product, for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	Fiscal 2022
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$3,087.6	$222.8	$—	$3,310.4
Fashion	3,130.1	92.7	—	3,222.8
Watches	241.8	157.8	—	399.6
Other (1)	805.3	19.1	68.8	893.2
Total sales	$7,264.8	$492.4	$68.8	$7,826.0

	Fiscal 2021
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,140.5	$166.4	$—	$2,306.9
Fashion	1,987.9	69.2	—	2,057.1
Watches	145.6	108.5	—	254.1
Other (1)	566.9	11.8	30.1	608.8
Total sales	$4,840.9	$355.9	$30.1	$5,226.9

	Fiscal 2020
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,403.4	$214.3	$—	$2,617.7
Fashion	2,131.0	110.5	—	2,241.5
Watches	214.9	169.1	—	384.0
Other (1)	816.5	24.1	53.3	893.9
Total sales	$5,565.8	$518.0	$53.3	$6,137.1
(1)     Other revenue primarily includes gift and other miscellaneous jewelry sales, extended service plans, repairs, subscriptions, and other miscellaneous non-jewelry sales.

The following tables provide the Company’s total sales, disaggregated by channel, for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	Fiscal 2022
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,867.9	$377.7	$—	$6,245.6
eCommerce	1,396.9	114.7	—	1,511.6
Other (1)	—	—	68.8	68.8
Total sales	$7,264.8	$492.4	$68.8	$7,826.0

	Fiscal 2021
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$3,772.9	$238.9	$—	$4,011.8
eCommerce	1,068.0	117.0	—	1,185.0
Other (1)	—	—	30.1	30.1
Total sales	$4,840.9	$355.9	$30.1	$5,226.9

	Fiscal 2020
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$4,880.2	$453.2	$—	$5,333.4
eCommerce	685.6	64.8	—	750.4
Other (1)	—	—	53.3	53.3
Total sales	$5,565.8	$518.0	$53.3	$6,137.1
(1) Includes sales from Signet’s diamond sourcing initiative and Rocksbox.
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
Merchandise sales and repairs
Store sales are recognized when the customer receives and pays for the merchandise at the store with cash, private label credit card programs, a third-party credit card or a lease purchase option. For online sales shipped to customers, sales are recognized at the estimated time the customer has received the merchandise. Amounts related to shipping and handling that are billed to customers are reflected in sales and the related costs are reflected in cost of sales. Revenues on the sale of merchandise are reported net of anticipated returns and sales tax collected. Returns are estimated based on previous return rates experienced. Any deposits received from a customer for merchandise are deferred and recognized as revenue when the customer receives the merchandise. Revenues derived from providing replacement merchandise on behalf of insurance organizations are recognized upon receipt of the merchandise by the customer. Revenues on repair of merchandise are recognized when the service is complete and the customer collects the merchandise at the store.

Extended service plans (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in historical claims to assess whether changes are required to the revenue and cost recognition rates utilized. The Company periodically refreshes its analysis of the claims patterns on at least an annual basis, or more often if circumstances dictate such a review is required (such as occurred as a result of the disruption from COVID-19). A significant change in either the overall claims pattern or the life over which the Company is expected to fulfil its obligation under the warranty, could result in material change to revenues. These changes have not had a material impact on revenue during Fiscal 2022, Fiscal 2021 or Fiscal 2020.

The North America segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Customers generally pay for ESP at the store or online at the time of merchandise sale. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated patterns of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 14 years after the sale of the warranty contract. Although claims experience varies between the Company’s national banners, thereby resulting in different recognition rates, approximately 55% to 60% of revenue is recognized within the first two years on a weighted average basis.
Signet also sells warranty agreements in the capacity of an agent on behalf of a third-party. The commission that Signet receives from the third-party is recognized at the time of sale less an estimate of cancellations based on historical experience.
Deferred selling costs
All direct costs associated with the sale of the ESP plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the consolidated statements of operations. Amortization of deferred ESP selling costs was $41.7 million, $26.3 million and $29.5 million in Fiscal 2022, and Fiscal 2021 and Fiscal 2020, respectively.
Unamortized deferred selling costs as of Fiscal 2022 and Fiscal 2021 were as follows:

(in millions)	January 29, 2022	January 30, 2021
Deferred selling costs
Other current assets	$28.4	$26.2
Other assets	87.8	85.1
Total deferred selling costs	$116.2	$111.3
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
Deferred revenue
Deferred revenue consists primarily of ESP and other deferred revenue as follows:

(in millions)	January 29, 2022	January 30, 2021
ESP deferred revenue	$1,116.5	$1,028.9
Other deferred revenue (1)	82.4	43.1
Total deferred revenue	$1,198.9	$1,072.0

Disclosed as:
Current liabilities	$341.3	$288.7
Non-current liabilities	857.6	783.3
Total deferred revenue	$1,198.9	$1,072.0
(1) Other deferred revenue includes primarily revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

(in millions)	Fiscal 2022	Fiscal 2021
ESP deferred revenue, beginning of period	$1,028.9	$960.0
Plans sold (1)	528.9	337.4
Revenue recognized (2)	(441.3)	(268.5)
ESP deferred revenue, end of period	$1,116.5	$1,028.9
(1)    Includes impact of foreign currency translation.
(2)    During Fiscal 2022 and Fiscal 2021, the Company recognized sales of approximately $244.1 million and $163.5 million, respectively, related to deferred revenue that existed at the beginning of the year in respect to ESP. Additionally, no ESP revenue was recognized beginning on March 23, 2020 due to the temporary closure of the Company’s stores and service centers as a result of COVID-19. As the Company began reopening stores and service centers during the second quarter of Fiscal 2021, the Company resumed recognizing service revenue as it fulfilled its performance obligations under the ESP.
4. Acquisitions

Rocksbox

On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business, for cash consideration of $14.6 million, net of cash acquired. The acquisition was driven by Signet's "Inspiring Brilliance" strategy and its initiatives to accelerate growth in its services offerings. Based on a preliminary purchase price allocation, net assets acquired primarily consist of goodwill and intangible assets (see Note 19 for details). In connection with closing the acquisition, the Company incurred approximately $1.4 million of acquisition-related costs for professional services during Fiscal 2022, which were recorded as selling, general and administrative expenses in the consolidated statements of operations.

The results of Rocksbox subsequent to the acquisition date are reported as a component of the North America segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

Diamonds Direct

On November 17, 2021, the Company acquired all of the outstanding shares of Diamonds Direct USA Inc., a Delaware corporation (“Diamonds Direct”) for cash consideration of $501.2 million, net of cash acquired of $14.2 million. Diamonds Direct is an off-mall, destination jeweler in the US, operating in 22 retail locations with a highly productive, efficient operating model with demonstrated growth and profitability which is expected to immediately contribute to Signet’s “Inspiring Brilliance” strategy to accelerate growth and expand the Company’s market in accessible luxury and bridal. Diamonds Direct’s strong value proposition, extensive bridal offering and customer-centric, high-touch shopping experience is a destination for younger, luxury-oriented bridal shoppers.

The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined by management using a combination of income and cost approaches, including the relief from royalty method and comparable market prices. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets and liabilities acquired are fully evaluated by the Company.

The following table presents the estimated fair value of the assets acquired and liabilities assumed from Diamonds Direct at the date of acquisition:

(in millions)
Inventories	$229.1
Property, plant and equipment	32.3
Right-of-use assets	56.9
Intangible assets	126.0
Other assets	6.7
Identifiable assets acquired	451.0

Accounts payable	46.8
Deferred revenue	26.1
Operating lease liabilities	57.6
Deferred taxes	33.6
Other liabilities	27.6
Liabilities assumed	191.7
Identifiable net assets acquired	259.3
Goodwill	241.9
Net assets acquired	$501.2

The Company recorded acquired intangible assets of $126.0 million, consisting entirely of an indefinite-lived trade name.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Diamonds Direct acquisition is primarily the result of expected synergies resulting from combining the activities such as marketing and digital effectiveness, expansion of connected commence capabilities, and sourcing savings. The Company allocated goodwill to its North America reportable segment. None of the goodwill associated with this transaction is deductible for income tax purposes.

In connection with the acquisition, the Company incurred $5.0 million of acquisition-related costs during Fiscal 2022, which were recorded as selling, general and administrative expenses in the consolidated statements of operations.

The results of Diamonds Direct subsequent to the acquisition date are reported as a component of the North America reportable segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

5. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet’s chief operating decision maker utilizes segment sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. Signet aggregates operating segments with similar economic and operating characteristics. Signet manages its business as three reportable segments: North America, International, and Other. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its reportable segments. The Company allocates certain support center costs between operating segments, and the remainder of the unallocated costs are included with the corporate and unallocated expenses presented.
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Jewelers Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared The Galleria Of Jewelry and Jared Vault), Diamonds Direct, James Allen, Banter by Piercing Pagoda, which primarily operates through mall-based kiosks, and Rocksbox. Its Canadian stores operate as the Peoples Jewellers store banner.
The International reportable segment operates stores in the UK, Republic of Ireland and Channel Islands. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.

The Other reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Sales:
North America segment (1)	$7,264.8	$4,840.9	$5,565.8
International segment	492.4	355.9	518.0
Other segment	68.8	30.1	53.3
Total sales	$7,826.0	$5,226.9	$6,137.1

Operating income (loss):
North America segment (2)	$981.4	$57.9	$284.9
International segment (3)	14.4	(43.3)	9.0
Other segment (4)	(0.2)	(0.3)	(15.9)
Corporate and unallocated expenses (5)	(92.2)	(72.0)	(119.7)
Total operating income (loss)	903.4	(57.7)	158.3
Interest expense	(16.9)	(32.0)	(35.6)
Other non-operating (loss) income	(2.1)	—	7.0
Income (loss) before income taxes	$884.4	$(89.7)	$129.7

Depreciation and amortization:
North America segment	$149.2	$163.7	$159.9
International segment	14.0	12.0	17.8
Other segment	0.3	0.3	0.3
Total depreciation and amortization	$163.5	$176.0	$178.0

Capital additions:
North America segment	$112.6	$79.0	$128.3
International segment	16.6	4.0	8.0
Other segment	0.4	—	—
Total capital additions	$129.6	$83.0	$136.3
(1)        Sales include sales of $206.2 million, $150.9 million and $204.6 million generated by Canadian operations in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
(2)    Fiscal 2022 includes: 1) $5.4 million of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct acquisition; 2) $6.4 million of acquisition-related expenses related to Diamonds Direct and Rocksbox; 3) net asset impairment charges of $2.0 million; 4) $1.4 million of gains associated with the sale of customer in-house finance receivables; and 5) $1.0 million credit to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities.
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
See Note 4, Note 6, Note 13, Note 17 and Note 19 for additional information.
(3)    Fiscal 2022 includes net asset impairment gains of $0.5 million.
Fiscal 2021 includes 1) $9.7 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities; and 2) asset impairment charges of $22.3 million.
Fiscal 2020 includes $7.0 million primarily related to severance and store closure costs recorded in conjunction with the Company’s restructuring activities.
See Note 6 and Note 17 for additional information.
(4)    Fiscal 2021 includes $0.2 million benefit recognized due to a change in inventory reserves previously recognized as part of the Company’s restructuring activities.
Fiscal 2020 includes $3.2 million related to inventory charges recorded in conjunction with the Company’s restructuring activities.
See Note 6 for additional information.
(5)    Fiscal 2022 includes: 1) charges of $1.7 million related to the settlement of previously disclosed shareholder litigation matters; and 2) $2.3 million credit to restructuring expense primarily related to adjustments to previously recognized restructuring liabilities.

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
See Note 6 and Note 28 for additional information.

(in millions)	January 29, 2022	January 30, 2021
Total assets:
North America segment	$5,540.1	$5,101.9
International segment	438.2	514.2
Other segment	81.2	44.9
Corporate and unallocated	515.6	517.9
Total assets	$6,575.1	$6,178.9

Total long-lived assets (1):
North America segment	$1,328.4	$978.1
International segment	43.4	41.6
Other segment	2.9	2.8
Total long-lived assets	$1,374.7	$1,022.5
(1)        Includes property, plant and equipment; goodwill; and other intangible assets.
6. Restructuring Plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the “Signet Path to Brilliance” plan (the “Plan”) to reposition the Company to be the OmniChannel jewelry category leader. Restructuring activities related to the Plan were substantially completed in Fiscal 2021. During Fiscal 2022, Signet recorded credits to restructuring expense of $3.3 million, primarily related to adjustments to previously recognized Plan liabilities.
Restructuring charges and other Plan-related costs are classified in the consolidated statements of operations as follows:

(in millions)	Statement of operations location	Fiscal 2022	Fiscal 2021	Fiscal 2020
Inventory charges	Restructuring charges - cost of sales	$—	$1.4	$9.2
Other Plan related expenses	Restructuring charges	(3.3)	46.2	69.9
Total Signet Path to Brilliance Plan expenses		$(3.3)	$47.6	$79.1

The composition of restructuring charges the Company incurred during Fiscal 2022, Fiscal 2021 and Fiscal 2020, as well as the cumulative amount incurred through January 29, 2022, were as follows:

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020	Cumulative amount
Inventory charges	$—	$1.4	$9.2	$72.8
Termination benefits	(1.1)	24.1	16.1	48.8
Store closure and other costs	(2.2)	22.1	53.8	127.7
Total Signet Path to Brilliance Plan expenses	$(3.3)	$47.6	$79.1	$249.3

Plan liabilities of $1.9 million were recorded within accrued expenses and other current liabilities and Plan liabilities of $2.1 million were recorded within other liabilities in the consolidated balance sheet as of January 29, 2022. The remaining Plan liabilities primarily represent store closure liabilities.

The following table summarizes the activity related to the Plan liabilities between periods:

(in millions)	Termination benefits	Store closure and other costs	Consolidated
Balance at February 2, 2019	$—	$12.6	$12.6
Payments and other adjustments	(14.1)	(65.2)	(79.3)
Charged to expense	16.1	63.0	79.1
Balance at February 1, 2020	2.0	10.4	12.4
Payments and other adjustments	(24.0)	(25.8)	(49.8)
Charged to expense	24.1	23.5	47.6
Balance at January 30, 2021	2.1	8.1	10.2
Payments and other adjustments	(1.0)	(1.9)	(2.9)
Charged to expense	(1.1)	(2.2)	(3.3)
Balance at January 29, 2022	$—	$4.0	$4.0
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
In connection with the issuance of the preferred shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the preferred shares carrying value, and are accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion relating to these fees of $9.0 million was recorded in the consolidated balance sheet as of January 29, 2022 (January 30, 2021: $7.3 million).
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
On November 2, 2016, the Board approved certain changes to the rights of the preferred shareholders, including the following: (a) elimination of the right of preferred shareholders to receive dividends or other distributions declared on the Company’s common shares and inclusion of adjustments to the conversion rate in the event of any dividend, distribution, spin-off or certain other events or transactions in respect of the common shares; and (b) addition of a requirement for approval by the holders of the majority of the issued preferred shares for the declaration or payment by the Company of any dividends or other distributions on the common shares other than (i) regularly declared quarterly cash dividends paid on the issued common shares in any calendar quarter in an amount per share that is not more than 130% of the arithmetic average of the regular, quarterly cash dividends per common share, if any, declared by the Company during the preceding four calendar quarters for such quarter and (ii) any dividends or other distributions which are paid or distributed at the same time on the common shares and the preferred shares, provided that the amount paid or distributed to the preferred shares is based on the number of common shares into which such preferred shares could be converted on the applicable record date for such dividends or other distributions.
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
The following table presents certain conversion measures as of January 29, 2022 and January 30, 2021:

(in millions, except conversion rate and conversion price)	January 29, 2022	January 30, 2021
Conversion rate	12.2297	12.2297
Conversion price	$81.7682	$81.7682
Potential impact of preferred shares if-converted to common shares	8.0	7.9
Liquidation preference	$665.1	$656.8
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
Voting rights: Preferred shareholders are entitled to vote with the holders of common shares on an as-converted basis. Holders of preferred shares are entitled to a separate class vote with respect to certain designee(s) for election to the Company’s Board, amendments to the Company’s organizational documents that have an adverse effect on the preferred shareholders and issuances by the Company of securities that are senior to, or equal in priority with, the preferred shares.
Registration rights: Preferred shareholders have certain customary registration rights with respect to the preferred shares and the shares of common shares into which they are converted, pursuant to the terms of a registration rights agreement.
8. Common shares, treasury shares, and dividends
Common shares
The par value of each Common Share is 18 cents. There have been no issuance of common shares in Fiscal 2022, Fiscal 2021, or Fiscal 2020.
Treasury shares
Signet may from time to time repurchase common shares under various share repurchase programs authorized by Signet’s Board. Repurchases may be made in the open market, through block trades, accelerated share repurchase agreements or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The repurchase programs are funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares may be held as treasury shares and used by Signet primarily for issuance of share based awards (refer to Note 27), or for general corporate purposes.
Treasury shares represent the cost of shares that the Company purchased in the market under the applicable authorized repurchase program, shares forfeited under the Omnibus Incentive Plan and those previously held by the Employee Stock Ownership Trust (“ESOT”) to satisfy options under the Company’s share option plans.
On August 23, 2021, the Board authorized a reinstatement of repurchases under the 2017 Program, as well as an increase in the remaining amount of shares authorized for repurchase under the 2017 Program from $165.6 million to $225 million. In January 2022, the Board increased its authorized share repurchase program by $500 million, bringing the total authorization for the 2017 Program to $1.2 billion.
On January 21, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase the Company’s common shares for an aggregate amount of $250 million. As of January 29, 2022, the Company has made a prepayment of $250 million and took delivery of 2.5 million shares based on a price of $80 per share, which is 80% of the total prepayment amount. On March 14, 2022, the Company received an additional 0.8 million shares, representing the remaining 20% of the total prepayment and final settlement of the ASR. The number of shares received at final settlement was based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR.
The ASR was accounted for as a purchase of common shares and a forward purchase contract. The Company reflected shares delivered as treasury shares as of the date the shares were physically delivered in computing the weighted average common shares outstanding for both basic and diluted earnings per share. The forward stock purchase contract was determined to be indexed to the Company’s own stock and met all of the applicable criteria for equity classification and was reflected as additional paid in capital as of January 29, 2022.

The share repurchase activity is outlined in the table below:

		Fiscal 2022			Fiscal 2021			Fiscal 2020
(in millions, expect per share amounts)	Amount authorized	Shares repurchased	Amount repurchased (2)	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program (1)	$1,159.4	3.2	$261.8	$81.16	—	—	$0.00	—	$—	$0.00
(1)    The 2017 Program had $413.2 million remaining as of January 29, 2022.
(2)    The amount repurchased in Fiscal 2022 excludes $50 million related to the forward purchase contract in the ASR.
Shares were reissued in the amounts of 2.5 million, 0.0 million and 0.4 million, net of taxes and forfeitures, in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, to satisfy awards outstanding under existing share-based compensation plans. During Fiscal 2022, there were no retirements of common shares previously held as treasury shares in the consolidated balance sheets.
Dividends on common shares
As a result of COVID-19, Signet’s Board elected to temporarily suspend the dividend program on common shares, effective in the first quarter of Fiscal 2021. The Board elected to reinstate the dividend program on common shares beginning in second quarter of Fiscal 2022.

	Fiscal 2022		Fiscal 2021		Fiscal 2020
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.00	—	$0.00	$—	$0.37	$19.3
Second quarter	0.18	9.5	0.00	—	0.37	19.3
Third quarter	0.18	9.5	0.00	—	0.37	19.4
Fourth quarter (1)	0.18	9.0	0.00	—	0.37	19.4
Total	$0.54	$28.0	$0.00	$—	$1.48	$77.4
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of January 29, 2022 there was $9.0 million recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2022. There were no dividends declared or accrued as of January 30, 2021.
.
Dividends on preferred shares

	Fiscal 2022	Fiscal 2021	Fiscal 2020
(in millions)	Total dividends	Total dividends	Total dividends
First quarter	$8.2	$7.8	$7.8
Second quarter	8.2	7.9	7.8
Third quarter	8.3	8.0	7.8
Fourth quarter (1)	8.2	8.1	7.8
Total	$32.9	$31.8	$31.2
(1)    Signet’s dividend policy results in the preferred share dividend payment date being a quarter in arrears from the declaration date. As a result, as of January 29, 2022 and January 30, 2021, $8.2 million and $8.1 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the dividends on preferred shares declared for the fourth quarter of Fiscal 2022 and Fiscal 2021. As disclosed in Note 7, the Fiscal 2022 and Fiscal 2021 dividends were paid in cash and “in-kind”, respectively.
There were no cumulative undeclared dividends on the preferred shares that reduced net income attributable to common shareholders during Fiscal 2022. In addition, deemed dividends of $1.7 million related to accretion of issuance costs associated with the preferred shares were recognized in Fiscal 2022, Fiscal 2021 and Fiscal 2020.

9. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Numerator:
Net income (loss) attributable to common shareholders	$735.4	$(48.7)	$72.6
Denominator:
Weighted average common shares outstanding	52.5	52.0	51.7
EPS – basic	$14.01	$(0.94)	$1.40

The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares, restricted stock units, performance-based restricted stock units, and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of performance share units represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period and is based on the actual achievement of performance metrics through the end of the current period. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which preferred shares are dilutive, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net income (loss) attributable to common shareholders. See Note 7 for additional discussion of the Company’s preferred shares.
The computation of diluted EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Numerator:
Net income (loss) attributable to common shareholders	$735.4	$(48.7)	$72.6
Add: Dividends on preferred shares	34.5	—	—
Numerator for diluted EPS	$769.9	$(48.7)	$72.6

Denominator:
Weighted average common shares outstanding	52.5	52.0	51.7
Plus: Dilutive effect of share awards(1)	2.5	—	0.1
Plus: Dilutive effect of preferred shares	8.0	—	—
Diluted weighted average common shares outstanding	63.0	52.0	51.8

EPS – diluted	$12.22	$(0.94)	$1.40
(1)    For Fiscal 2022, the estimate dilutive effect of share awards includes 2.0 million contingently issuable performance share awards. No such contingently issuable performance share awards were included in the dilutive effect for Fiscal 2021 or Fiscal 2020.
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Share awards	—	1.8	0.9
Potential impact of preferred shares	—	7.8	7.6
Potential impact of accelerated share repurchase	0.6	—	—
Total anti-dilutive shares	0.6	9.6	8.5

10. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gain (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive income (loss)
Balance at February 2, 2019	$(248.4)	$(0.5)	$4.0	$(53.8)	$(4.1)	$(302.8)
OCI before reclassifications	(1.7)	(0.2)	11.2	0.4	—	9.7
Amounts reclassified from AOCI to earnings	—	1.0	(2.7)	1.0	—	(0.7)
Net current period OCI	(1.7)	0.8	8.5	1.4	—	9.0
Balance at February 1, 2020	$(250.1)	$0.3	$12.5	$(52.4)	$(4.1)	$(293.8)
OCI before reclassifications	11.2	0.2	(0.8)	4.4	—	15.0
Amounts reclassified from AOCI to earnings	—	—	(12.6)	0.8	0.1	(11.7)
Net current period OCI	11.2	0.2	(13.4)	5.2	0.1	3.3
Balance at January 30, 2021	$(238.9)	$0.5	$(0.9)	$(47.2)	$(4.0)	$(290.5)
OCI before reclassifications	(5.4)	(0.3)	0.6	(57.9)	—	(63.0)
Amounts reclassified from AOCI to earnings	—	—	0.7	1.8	0.1	2.6
Net current period OCI	(5.4)	(0.3)	1.3	(56.1)	0.1	(60.4)
Balance at January 29, 2022	$(244.3)	$0.2	$0.4	$(103.3)	$(3.9)	$(350.9)

 The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$0.6	$—	$(1.1)	Cost of sales (1)
De-designated foreign currency contracts	—	(0.6)	—	Other operating income (loss) (2)
Interest rate swaps	—	—	(0.6)	Interest expense, net (1)
Commodity contracts	0.4	(6.9)	(1.7)	Cost of sales (1)
De-designated commodity contracts	—	(9.3)	—	Other operating income (loss) (2)
Total before income tax	1.0	(16.8)	(3.4)
Income taxes	(0.3)	4.2	0.7
Net of tax	0.7	(12.6)	(2.7)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	2.1	1.0	1.2	Other non-operating income, net (3)
Amortization of unrecognized net prior service credits	0.1	0.1	—	Other non-operating income, net (3)
Total before income tax	2.2	1.1	1.2
Income taxes	(0.3)	(0.2)	(0.2)
Net of tax	1.9	0.9	1.0

Available-for-sale securities:
Corporate equity securities, before income tax	—	—	1.0	Other operating income (loss) (4)
Income taxes	—	—	—
Net of tax	—	—	1.0

Total reclassifications, net of tax	$2.6	$(11.7)	$(0.7)
(1)    See Note 21 for additional information.
(2)    The Company’s cash flow hedges were de-designated during the first quarter of Fiscal 2021. See Note 21 for additional information.
(3)    These items are included in the computation of net periodic pension benefit (cost). See Note 23 for additional information.
(4)    See Note 20 for additional information.
11. Income taxes

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Income (loss) before income taxes:
– US	$665.9	$(173.4)	$32.3
– Foreign	218.5	83.7	97.4
Total income (loss) before income taxes	$884.4	$(89.7)	$129.7

Current taxation:
– US	$108.1	$(222.2)	$3.0
– Foreign	7.6	0.7	1.9
Deferred taxation:
– US	8.4	158.4	17.0
– Foreign	(9.6)	(11.4)	2.3
Total income tax expense (benefit)	$114.5	$(74.5)	$24.2

As the statutory rate of corporation tax in Bermuda is 0%, the differences between the US federal income tax rate and the effective tax rates for Signet have been presented below:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
US federal income tax rates	21.0%	21.0%	21.0%
US state income taxes	3.3%	4.1%	3.1%
Differences between US federal and foreign statutory income tax rates	(0.1)%	0.1%	1.3%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	—%	(4.7)%	3.3%
Impact of global reinsurance arrangements	(2.2)%	14.1%	(20.3)%
Impact of global financing arrangements	(0.6)%	—%	—%
Impairment of goodwill	—%	(2.4)%	7.5%
CARES Act	(1.4)%	111.9%	—%
Valuation allowance	(6.5)%	(55.5)%	—%
Other items	(0.6)%	(5.5)%	2.8%
Effective tax rate	12.9%	83.1%	18.7%

In Fiscal 2022, the Company’s effective tax rate was lower than the US federal income tax rate primarily due to the reversal of the valuation allowance recorded against certain state deferred tax assets, as well as additional benefits realized from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the benefits from global reinsurance arrangements. During Fiscal 2022, the Company evaluated evidence to consider the reversal of the valuation allowance on its state net deferred tax assets and determined that there was sufficient positive evidence to conclude that it is more likely than not its state deferred tax assets are realizable. In determining the likelihood of future realization of the state deferred tax assets, the Company considered both positive and negative evidence. As a result, the Company believed that the weight of the positive evidence, including the cumulative income position in the three most recent years and forecasts for a sustained level of future taxable income, was sufficient to overcome the weight of the negative evidence, and thus recorded a $49.8 million tax benefit to release the valuation allowance against the Company's state deferred tax assets during Fiscal 2022.

In Fiscal 2021, Signet’s effective tax rate was higher than the US federal income tax rate primarily due to the benefit from the CARES Act enacted on March 27, 2020, and the impact of Signet’s global reinsurance arrangement partially offset by the unfavorable impact of a valuation allowance recorded against certain state deferred tax assets and the impairment of goodwill which was nondeductible for tax purposes.

The CARES Act provides a technical correction to the Tax Cuts and Jobs Act allowing fiscal year tax filers with federal net operating losses arising in the 2017/2018 tax year to be carried back two years to tax years that had a higher enacted tax rates which resulted in a tax benefit of $74.0 million. The CARES Act also provides for net operating losses incurred in Fiscal 2021 to be carried back five years to tax years with higher enacted tax rates which resulted in an anticipated tax benefit of $26.4 million, with an additional benefit recognized in the third quarter of Fiscal 2022 of $12.4 million. In addition, during Fiscal 2021, based on weighing all positive and negative evidence, management determined it was more likely than not that it would not be able to realize certain state deferred tax assets primarily related to state net operating losses and recorded a valuation allowance of $49.8 million.

Deferred taxes
Deferred tax assets (liabilities) consisted of the following:

	January 29, 2022			January 30, 2021
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(77.0)	$(77.0)	$—	$(41.7)	$(41.7)
US property, plant and equipment	—	(60.2)	(60.2)	—	(55.3)	(55.3)
Foreign property, plant and equipment	7.1	—	7.1	7.3	—	7.3
Inventory valuation	—	(237.8)	(237.8)	—	(230.4)	(230.4)
Revenue deferral	88.6	—	88.6	95.6	—	95.6
Derivative instruments	—	—	—	0.3	—	0.3
Lease assets	—	(261.9)	(261.9)	—	(295.1)	(295.1)
Lease liabilities	284.3	—	284.3	331.5	—	331.5
Deferred compensation	7.7	—	7.7	6.7	—	6.7
Retirement benefit obligations	1.5	—	1.5	—	(9.8)	(9.8)
Share-based compensation	8.4	—	8.4	4.4	—	4.4
Other temporary differences	42.4	—	42.4	57.2	—	57.2
Net operating losses and foreign tax credits	84.3	—	84.3	56.5	—	56.5
Value of capital losses	16.9	—	16.9	13.9	—	13.9
Total gross deferred tax assets (liabilities)	$541.2	$(636.9)	$(95.7)	$573.4	$(632.3)	$(58.9)
Valuation allowance	(27.9)	—	(27.9)	(83.9)	—	(83.9)
Deferred tax assets (liabilities)	$513.3	$(636.9)	$(123.6)	$489.5	$(632.3)	$(142.8)

Disclosed as:
Non-current assets			$37.3			$16.4
Non-current liabilities			(160.9)			(159.2)
Deferred tax assets (liabilities)			$(123.6)			$(142.8)
As of January 29, 2022, Signet had deferred tax assets associated with net operating loss carry forwards of $17.9 million, of which $9.3 million are subject to ownership change limitations rules under Section 382 of the Internal Revenue Code (“IRC”) and various US state regulations and expire between 2022 and 2039. Deferred tax assets associated with foreign tax credits also subject to Section 382 of the IRC total $2.1 million as of January 29, 2022, which expire between 2022 and 2024 and foreign net operating loss carryforwards of $23.9 million, which expire between 2022 and 2040. Additionally, Signet had an AMT Credit Carryforward of $40.5 million. Signet had foreign capital loss carryforward deferred tax assets of $14.2 million (Fiscal 2021: $11.2 million), which can be carried forward over an indefinite period and US capital loss carryforwards of $2.7 million which expire in 2022, both of which are only available to offset future capital gains.
The decrease in the total valuation allowance in Fiscal 2022 was $56.0 million. The valuation allowance as of January 29, 2022 primarily relates to foreign tax credits, capital and foreign operating loss carry forwards that, in the judgment of management, are not more likely than not to be realized. Refer to further discussion above.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of January 29, 2022 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.

Uncertain tax positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for US federal, US state and non-US tax jurisdictions:

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Unrecognized tax benefits, beginning of period	$25.4	$23.5	$18.1
Increases related to current year tax positions	2.0	1.0	2.0
Increases related to prior year tax positions	0.4	3.4	6.0
Lapse of statute of limitations	(2.9)	(2.6)	(2.6)
Difference on foreign currency translation	—	0.1	—
Unrecognized tax benefits, end of period	$24.9	$25.4	$23.5
As of January 29, 2022, Signet had approximately $24.9 million of unrecognized tax benefits in respect to uncertain tax positions. The unrecognized tax benefits relate primarily to intercompany deductions including financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense (benefit) in the consolidated statements of operations. As of January 29, 2022, Signet had accrued interest of $4.5 million and $0.6 million of accrued penalties. If all of these unrecognized tax benefits were settled in Signet’s favor, the effective income tax rate would be favorably impacted by $27.9 million.
Over the next twelve months management believes that it is reasonably possible that there could be a reduction of some or all of the unrecognized tax benefits as of January 29, 2022 due to settlement of the uncertain tax positions with the tax authorities.
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
12. Other operating income (loss)

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Interest income from customer in-house finance receivables (1)	$6.5	$4.2	$—
Shareholder litigation charges, net of insurance recoveries (2)	(1.7)	(7.5)	(33.2)
De-designated cash flow hedges (3)	—	9.9	—
UK government grants	8.6	—	—
Other	(4.9)	(4.2)	3.6
Other operating income (loss)	$8.5	$2.4	$(29.6)
(1)    See Note 13 and Note 14 for additional information.
(2) See Note 28 for additional information.
(3) See Note 21 for additional information.
13. Credit transactions
During Fiscal 2018, Signet announced a strategic initiative to outsource its North America private label credit card programs and sell the existing in-house finance receivables. In October 2017, Signet, through its subsidiary Sterling Jewelers Inc (“Sterling”), completed the sale of the prime-only credit quality portion of Sterling’s in-house finance receivable portfolio to Comenity Bank (“Comenity”). Sterling also entered into an agreement with Comenity to outsource its private label credit card programs (the “Sterling Program Agreement”). The Company, through its subsidiary Zale Delaware, Inc. (“Zale”) had previously entered into an agreement with Comenity to provide credit services to its Zales banners for all credit card customers (prime and non-prime) (the “Zale Program Agreement”), and this pre-existing Zale Program Agreement was unaffected by the execution of the Sterling Program Agreement. The Zale Program Agreement was set to expire in January 2023, and the Sterling Program Agreement was set to expire in October 2024.
Under the Sterling Program Agreement and Zale Program Agreement (collectively, the “Program Agreements”), Comenity established a program to issue credit cards to be serviced, marketed and promoted in accordance with the terms of the Program Agreements. Subject to limited exceptions, Comenity is the exclusive issuer of private label credit cards or an installment or other closed end loan product in the US bearing specified Company trademarks during the term of the Program Agreements. Upon expiration or termination by either party of the Program Agreements, the Company retains the option to purchase, or arrange the purchase by a third party of, the Program Agreement assets from Comenity on terms that are no more onerous to the Company than those applicable to Comenity under the Program Agreements, or in the case of a purchase by a third party, on customary terms. The Program Agreements contain customary representations, warranties and covenants.
During Fiscal 2019, in addition to the prime-only credit card portfolio, the Company also entered into various agreements to outsource the non-prime portion of its private label credit card program for Sterling and sell the existing in-house financing receivables. The non-prime portion of the Sterling credit card portfolio was outsourced to CarVal Investors (“CarVal”) and the appointed minority party, Castlelake, L.P. (“Castlelake” and collectively with CarVal, the “Investors”). Under the agreement with the Investors, Signet remains the issuer of non-prime credit with investment funds managed by the Investors purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Signet holds the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counterparty in accordance with the agreements. The purchase price was settled with 95% received as cash upon closing. The remaining 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price was contingent upon the non-prime in-house finance receivable portfolio achieving a pre-defined yield, which was finalized in Fiscal 2021 (see below). The agreement contains customary representations, warranties and covenants. Various amended and restated agreements have been entered into with the Investors as described below.

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

Fiscal 2022 amended and restated agreements

On May 17, 2021, Sterling and Comenity amended the Sterling Program Agreement. In addition, on May 17, 2021, Zale and Comenity amended the Zale Program Agreement (each a “Program Agreement”, and collectively, the “Amended Program Agreements”).

The Amended Program Agreements have an initial term from July 1, 2021 through December 31, 2025 and, unless terminated earlier by either party, automatically renew for successive two-year terms. The Amended Program Agreements provide for, among other things, that Comenity operate a primary source program to issue credit cards to Sterling and Zale customers to be serviced, maintained, administered, collected upon, and promoted in accordance with the terms therein (the "Primary Source Program"). The Amended Program Agreements include a signing bonus, which may be repayable under certain conditions if such Program Agreement is terminated.

Subject to limited exceptions, including permitting a second look program, during the term of the Amended Program Agreements, Comenity will be the exclusive issuer of open-ended credit products (including credit cards) in the US bearing specified Company trademarks, including trademarks associated with Kay, Jared, Zale, Banter by Piercing Pagoda, and other specified regional brands under the Amended Program Agreements. The Amended Program Agreements contain customary representations, warranties, and covenants. Upon expiration or termination by either party of a Program Agreement, Sterling or Zale, as applicable, retains the option to purchase, or arrange the purchase by a third party of, the program assets from Comenity on customary terms and conditions. In the case of a purchase by Sterling upon expiration or termination of the Program Agreement, such purchase shall be on terms that are no more onerous to Sterling than those applicable to Comenity Bank under the Purchase Agreement, dated May 25, 2017, by and between Sterling and Comenity Bank.

In addition to the Amended Program Agreements, on May 17, 2021, Sterling entered into an Amended and Restated Program Agreement (the “Genesis Agreement”) with Genesis, which amends and restates the Program Agreement entered into by and between

Sterling and Genesis on July 26, 2018. The Genesis Agreement has an initial term from July 1, 2021 through December 31, 2025 and, unless terminated earlier by either party, automatically renews for successive one-year periods. Under the terms of the Genesis Agreement, Genesis will expand its role in originating, funding, administering and servicing a second look credit program to Sterling customers that are declined under the Sterling Program Agreement.

In March 2021, the Company provided notice to the Investors of its intent not to extend the respective agreements with such Investors beyond the expiration date of June 30, 2021. Effective July 1, 2021 (the “New Program Start Date”), all new prime and non-prime account origination will occur in accordance with the amended and restated Comenity and Genesis agreements as described above.

On June 30, 2021, the Company entered into amended and restated receivable purchase agreements with CarVal and Castlelake regarding the purchase of add-on receivables on such Investors’ existing accounts, as well as the purchase of the Company-owned credit card receivables portfolio for accounts that had been originated through Fiscal 2021 (see Note 14). During the second quarter of Fiscal 2022, Signet received cash proceeds of $57.8 million for the sale of these customer in-house finance receivables to the Investors. These receivables had a net book value of $56.4 million as of the sale date, and thus the Company recognized a gain on sale of $1.4 million in the North America reportable segment within other operating income in the consolidated statements of operations during the second quarter of Fiscal 2022. Additionally, during the second quarter of Fiscal 2022, the Company received $23.5 million from the Investors for the payment obligation of the remaining 5% of the receivables previously purchased in June 2018.

Fiscal 2023 amended and restated agreements

Signet continues to finalize its move toward a fully outsourced credit model. On March 7, 2022, the Company entered into amended and restated receivable purchase agreements with CarVal and Castlelake regarding the purchase of add-on receivables on such Investors’ existing accounts. Under the amended and restated agreements, The Bank of Missouri will be the issuer for the add-on receivables on these existing accounts and CarVal and Castlelake will purchase the receivables from The Bank of Missouri.
14. Accounts receivable, net
The following table presents the components of Signet’s accounts receivable:

(in millions)	January 29, 2022	January 30, 2021
Customer in-house finance receivables, net	$—	$72.0
Accounts receivable, trade	18.3	11.6
Accounts receivable, held for sale	1.6	5.1
Accounts receivable, net	$19.9	$88.7
As discussed in Note 13, during Fiscal 2021, the 2018 agreements pertaining to the purchase of non-prime forward flow receivables were terminated and new agreements were executed with the Investors which were effective until June 30, 2021. Those new agreements provide that the Investors continued to purchase add-on non-prime receivables created on existing customer accounts but Signet began retaining all forward flow non-prime receivables created for new customers beginning in the second quarter of Fiscal 2021. As further discussed in Note 13, Signet sold all existing customer in-house finance receivables to CarVal and Castlelake during the second quarter of Fiscal 2022. As a result of the amended and restated agreements entered into with Comenity, Genesis, and the Investors during the second quarter of Fiscal 2022, Signet will no longer retain any customer in-house finance receivables.
As described above, Signet continues to be the issuer of non-prime credit for add-on purchases on existing accounts. Therefore, the Company holds these non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the Investors. Receivables originated by the Company but pending transfer to the Investors as of period end were classified as “held for sale” and included in the accounts receivable caption in the consolidated balance sheets. As of January 29, 2022 and January 30, 2021, the accounts receivable held for sale were recorded at fair value. As detailed in Note 13, Signet will transition away from being the issuer of these existing accounts in Fiscal 2023.
Accounts receivable, trade primarily includes amounts receivable relating to accounts receivable from our diamond sourcing initiative in the Other reportable segment.
Customer in-house finance receivables
As discussed in Note 13, the Company began to retain certain customer in-house finance receivables in the second quarter of Fiscal 2021. The allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of its credit card receivables that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company accounts for the expected credit losses under ASC 326, “Measurement of Credit Losses on Financial Instruments,” which is referred to as the Current Expected Credit Loss (“CECL”) model. The estimate under the CECL model is significantly influenced by the composition, characteristics and quality of the Company’s portfolio of credit card receivables, as well as the prevailing economic conditions and forecasts utilized. The estimate of the allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees.

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

The following table is a rollforward of the Company’s allowance for credit losses on customer in-house finance receivables:

(in millions)	Fiscal 2022	Fiscal 2021
Beginning balance	$25.5	$—
Provision for credit losses	(1.0)	26.1
Write-offs	(5.5)	(0.6)
Recoveries	0.6	—
Reversal of allowance on receivables sold	(19.6)	—
Ending balance	$—	$25.5

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
Interest income related to the Company’s customer in-house finance receivables is included within other operating income, net in the consolidated statements of operations. Accrued interest is included within the same line item as the respective principal amount of the customer in-house finance receivables in the consolidated balance sheets. The accrual of interest is discontinued at the time the receivable is determined to be uncollectible and written-off. The Company recognized $6.5 million of interest income on its customer in-house finance receivables during Fiscal 2022 (Fiscal 2021: $4.2 million). Interest income recognition ceased at the date of the sale of the portfolio as noted above.
15. Inventories
The following table summarizes the details of the Company’s inventory:

(in millions)	January 29, 2022	January 30, 2021
Raw materials	$75.8	$45.3
Merchandise inventories	1,984.6	1,987.2
Total inventories	$2,060.4	$2,032.5
Signet held $533.2 million of consignment inventory at January 29, 2022 (January 30, 2021: $387.4 million), which is not recorded on the consolidated balance sheets. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory prices prior to sale.
Inventory reserves

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Inventory reserve, beginning of period	$52.9	$67.0	$95.3
Charged to income (1)	101.8	78.1	80.2
Utilization (2)	(107.9)	(92.2)	(108.5)
Inventory reserve, end of period (3)	$46.8	$52.9	$67.0
(1) Includes $1.4 million in Fiscal 2021 and $9.2 million in Fiscal 2020 for inventory charges associated with the Company’s restructuring plan. The charges were primarily associated with discontinued brands and collections within the restructuring - cost of sales line item on the consolidated statements of operations. As the Plan was substantially completed in Fiscal 2021, no additional charges were recorded in Fiscal 2022. See Note 6 for additional information.
(2) Includes the impact of foreign exchange translation, as well as $2.2 million in Fiscal 2022, $20.0 million in Fiscal 2021 and $40.0 million in Fiscal 2020 utilized for inventory identified as part of the Company’s restructuring plan. See Note 6 for additional information.
(3) Includes $2.2 million in Fiscal 2021 and $20.8 million in Fiscal 2020 for inventory identified as part of the Company’s restructuring plan. See Note 6 for additional information.

16. Property, plant and equipment, net

(in millions)	January 29, 2022	January 30, 2021
Land and buildings	$21.7	$21.8
Leasehold improvements	640.9	616.9
Furniture and fixtures	698.3	669.9
Equipment	133.5	122.4
Software	251.5	334.2
Construction in progress	78.9	38.4
Total	$1,824.8	$1,803.6
Accumulated depreciation and amortization	(1,248.9)	(1,198.1)
Property, plant and equipment, net	$575.9	$605.5
Depreciation and amortization expense for Fiscal 2022 was $162.4 million (Fiscal 2021: $175.1 million; Fiscal 2020: $177.1 million). In Fiscal 2022, the Company recorded $1.6 million of property and equipment impairment charges (Fiscal 2021: $28.1 million). See Note 17 for additional information.
17. Asset impairments, net

The following table summarizes the Company’s asset impairment activity for the periods presented:

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Goodwill impairment (1)	$—	$10.7	$47.7
Indefinite-lived intangible asset impairment (1)	—	83.3	—
Property and equipment impairment	1.6	28.1	—
Operating lease ROU asset impairment, net (2)	(0.1)	36.9	—
Total impairment	$1.5	$159.0	$47.7
(1) Refer to Note 19 for additional information.
(2) The Company recorded $1.4 million and $4.4 million of gains on terminations or modifications of leases resulting from previously recorded impairments of the right-of-use assets in Fiscal 2022 and Fiscal 2021, respectively.

Long-lived assets of the Company consist primarily of property and equipment, definite-lived intangible assets and operating lease right-of-use ("ROU") assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the undiscounted cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the store asset group, based on the Company’s internal business plans. If the undiscounted cash flow for the store asset group is less than its carrying amount, the long-lived assets are measured for potential impairment by estimating the fair value of the asset group, and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. The Company primarily utilizes the replacement cost method to estimate the fair value of its property and equipment, and the income capitalization method to estimate the fair value of its ROU assets, which incorporates historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates.
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

As a result of the above fair values assessments, the Company recorded impairment charges for property and equipment of $28.1 million and impairment charges for ROU assets of $36.9 million in Fiscal 2021, which is net of gains on terminations or modifications of leases resulting from previously recorded impairments of the ROU assets of $4.4 million.

Fiscal 2022
During Fiscal 2022, the Company completed its quarterly triggering event assessments and determined that triggering events had occurred for certain long-lived asset groups at individual stores based on real estate assessments (including store closure decisions) and store performance for the remaining lease period for certain stores that required an impairment assessment. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the initial recoverability test, a fair value assessment for these long-lived assets was performed. As a result of the estimated fair values, the Company recorded impairment charges for property and equipment of $1.6 million and a net ROU asset gain on impairment of $0.1 million in Fiscal 2022.
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
18. Leases
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental secured borrowing rate based on the information available at the lease commencement date, including the underlying term and currency of the lease, in measuring the present value of lease payments. Lease terms, which include the period of the lease that cannot be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
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
The Company deferred substantially all of its rent payments due in the months of April 2020 and May 2020. As of January 29, 2022, the Company had approximately $16 million of deferred rent payments remaining primarily in the UK. This remaining deferred rent is expected to be substantially repaid in the first half of Fiscal 2023. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any potential amounts to be probable. In April 2020, the FASB granted guidance (hereinafter, the practical expedient) permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of COVID-19. Instead, the entity may account for COVID-19 related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. In accordance with this practical expedient, the Company has elected not to account for any concessions granted by landlords as a result of COVID-19 as lease modifications. Rent abatements under the practical expedient have been recorded as a negative variable lease cost. The Company negotiated with substantially all of its landlords and has received certain concessions in the form of rent deferrals and other lease or rent modifications. In addition, the Company recorded lease expense during the deferral periods in accordance with its existing policies.
The weighted average lease term and discount rate for the Company’s outstanding operating leases were as follows:

	January 29, 2022	January 30, 2021
Weighted average remaining lease term	7.1 years	6.2 years
Weighted average discount rate	5.5%	5.5%
Total lease costs are as follows:

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Operating lease cost	$431.8	$436.3	$460.3
Short-term lease cost	11.5	16.3	19.4
Variable lease cost	127.0	110.3	107.1
Sublease income	(1.9)	(1.8)	(2.0)
Total lease cost	$568.4	$561.1	$584.8
Supplemental cash flow information related to leases was as follows:

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$479.6	$400.4	$467.7
Operating lease right-of-use assets obtained in exchange for lease obligations (1)	168.8	70.8	149.9
Reduction in the carrying amount of ROU assets (2)	351.7	348.3	360.1
(1) Includes $56.9 million of ROU assets acquired from Diamonds Direct in Fiscal 2022, per Note 4.
(2) Excludes net gain related to ROU asset impairment of $0.1 million and ROU asset impairment charges of $36.9 million during Fiscal 2022 and Fiscal 2021, respectively, as further described in Note 17.
The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	January 29, 2022
Fiscal 2023	$400.3
Fiscal 2024	304.4
Fiscal 2025	238.5
Fiscal 2026	174.3
Fiscal 2027	124.1
Thereafter	446.9
Total minimum lease payments	$1,688.5
Less: Imputed interest	(383.4)
Present value of lease liabilities	$1,305.1

19. Goodwill and intangibles
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually and more frequently if events or conditions are identified indicating the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable. In evaluating goodwill and indefinite-lived trade names for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value. If the Company concludes that it is not more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, then an impairment test is performed to identify a potential impairment and measure the amount of impairment to be recognized, if any. When the carrying amount of the reporting unit or an indefinite-lived intangible assets exceeds its fair value, an impairment charge is recorded.
The impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows or market-based methodologies. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
Fiscal 2020
During Fiscal 2020, the Company performed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names identified in the Zales and R2Net acquisition, for impairment indicators. The Company noted that no impairment indicators existed at the date of the annual evaluation. Additionally, due to a continued decline in the Company’s market capitalization during the second quarter of Fiscal 2020, the Company determined a triggering event had occurred requiring interim impairment assessments for its remaining reporting units with goodwill and indefinite-lived intangible assets. Using a combination of discounted cash flow and guideline public company methodologies, the Company compared the fair value of each of its reporting units with their carrying value. The Company determined no additional impairment charges were required to be recognized during Fiscal 2020 related to the annual evaluation or interim assessment.
During the second quarter of Fiscal 2020, a non-cash immaterial out-of-period adjustment of $47.7 million, with $35.2 million related to Zales goodwill and $12.5 million related to R2Net goodwill, was recognized within Goodwill and intangible impairments on the consolidated statements of operations related to an error in the calculation of goodwill impairments during Fiscal 2019.
Fiscal 2021
During Fiscal 2021, the Company performed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names identified in the Zales and R2Net acquisitions, for impairment indicators. The Company noted that no impairment indicators existed at the date of the annual evaluation. Additionally, due to various impacts of COVID-19 to the Company’s business during the first quarter Fiscal 2021, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite-lived intangible assets. As part of the assessment, it was determined that an increase in the discount rates were required to reflect the prevailing uncertainty inherent in the forecasts due to current market conditions and potential COVID-19 impacts. This higher discount rate, in conjunction with revised long-term projections associated with certain aspects of the Company’s forecast, resulted in lower than previously projected long-term future cash flows for the reporting units and indefinite-lived intangible assets which negatively affected the valuation compared to previous valuations. As a result of the interim impairment assessment, during the first quarter of Fiscal 2021, the Company recognized pre-tax impairment charges related to goodwill of $10.7 million in the consolidated statement of operations within its North America reportable segment related to R2Net and Zales Canada goodwill.
In conjunction with the interim impairment tests noted above, during the first quarter of Fiscal 2021 the Company determined that the fair values of indefinite-lived intangible assets related to certain Zales trade names were less than their carrying value. Accordingly, in the first quarter of Fiscal 2021, the Company recognized pre-tax impairment charges within asset impairments on the consolidated statements of operations of $83.3 million within its North America reportable segment.
Fiscal 2022
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
In connection with the acquisition of Rocksbox on March 29, 2021, the Company recognized $11.6 million of definite-lived intangible assets and $4.7 million of goodwill, which are reported in the North America reportable segment. The weighted-average amortization period of the definite-lived intangibles assets acquired is eight years. Refer to Note 4 for additional information.
In connection with the acquisition of Diamonds Direct on November 17, 2021, the Company recognized $126.0 million of indefinite-lived intangible assets related to the Diamonds Direct trade name and $241.9 million of goodwill, which are reported in the North America reportable segment. Refer to Note 4 for additional information.
During Fiscal 2022, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived intangible assets exceed their fair values.

Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at February 1, 2020	$248.8
Impairment	(10.7)
Impact of foreign exchange	(0.1)
Balance at January 30, 2021 (1)	$238.0
Acquisitions	246.6
Balance at January 29, 2022 (1)	$484.6
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million as of January 29, 2022 and January 30, 2021.
Intangibles
Definite-lived intangible assets include trade names, technology, customer relationship and favorable lease agreements. All indefinite-lived intangible assets consist of trade names. Both definite and indefinite-lived assets are recorded within intangible assets, net on the consolidated balance sheets. Intangible liabilities, net consists of unfavorable contracts and is recorded within accrued expense and other current liabilities and other liabilities (non-current) on the consolidated balance sheets.
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	January 29, 2022			January 30, 2021
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$15.8	$(5.3)	$10.5	$5.6	$(4.2)	$1.4
Indefinite-lived intangible assets (1)	303.7	$—	303.7	177.6	$—	177.6
Total intangible assets, net	$319.5	$(5.3)	$314.2	$183.2	$(4.2)	$179.0

Intangible liabilities, net	$(38.0)	$30.8	$(7.2)	$(38.0)	$27.5	$(10.5)
(1) The change in the indefinite-lived intangible asset balances during the periods presented was due to the addition of Diamonds Direct trade name of $126.0 million and the impact of foreign currency translation.
Amortization expense relating to intangible assets was $1.1 million in Fiscal 2022 (Fiscal 2021: $0.9 million; Fiscal 2020: $0.9 million). The unfavorable contracts are classified as liabilities and recognized over the term of the underlying contract. Amortization relating to intangible liabilities was $3.3 million in Fiscal 2022 (Fiscal 2021: $5.4 million; Fiscal 2020: $5.5 million). Expected future amortization for intangible assets and intangible liabilities recorded at January 29, 2022 follows:

(in millions)	Intangible assets amortization	Intangible liabilities amortization
Fiscal 2023	$2.4	$(1.8)
Fiscal 2024	1.9	(1.8)
Fiscal 2025	1.3	(1.8)
Fiscal 2026	1.2	(1.8)
Fiscal 2027	1.2	—
Thereafter	2.5	—
Total	$10.5	$(7.2)

20. Investments
Investments in debt and equity securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	January 29, 2022			January 30, 2021
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$4.5	$—	$4.5	$5.6	$0.1	$5.7
US government agency securities	2.0	—	2.0	3.1	0.1	3.2
Corporate bonds and notes	5.6	0.2	5.8	6.2	0.3	6.5
Total investments	$12.1	$0.2	$12.3	$14.9	$0.5	$15.4
Realized gains and losses on investments are determined on the specific identification basis. Net realized gains of $1.0 million were recognized during Fiscal 2020. There were no material net realized gains or losses during Fiscal 2022 or Fiscal 2021. Investments with a carrying value of $3.3 million and $3.4 million were on deposit with various state insurance departments at January 29, 2022 and January 30, 2021, respectively, as required by law.
Investments in debt securities outstanding as of January 29, 2022 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$4.1	$4.2
Year two through year five	7.0	7.1
Year six through year ten	1.0	1.0
Total investment in debt securities	$12.1	$12.3
21. Derivatives
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
The primary external sources of funding are the Company’s ABL Revolving Facility and Senior Notes as described in Note 24.

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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of January 29, 2022, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. These contracts were de-designated during the 13 weeks ended May 2, 2020. This de-designation occurred due to uncertainly around the volume of purchases in the Company’s UK business. These contracts were unlikely to retain hedge effectiveness given the change in circumstances as a result of COVID-19. Trading for these contracts resumed during the third quarter of Fiscal 2021. The total notional amount of these foreign currency contracts outstanding as of January 29, 2022 was $11.2 million (January 30, 2021: $12.5 million). These contracts have been designated as cash flow hedges and will be settled over the next 10 months (January 30, 2021: 12 months).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of January 29, 2022 was $93.8 million (January 30, 2021: $107.6 million).
Commodity forward purchase contracts, options and net zero premium collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw material. During the 13 weeks ended May 2, 2020, the contracts which were still outstanding (and unrealized) were de-designated and liquidated. The contracts which were already settled remain designated as the hedged inventory purchases from these contracts are still on hand. The unrealized contracts were de-designated as a result of uncertainty around the Company’s future purchasing volume due to COVID-19 and thus the contracts were unlikely to retain hedge effectiveness. Trading for these contracts resumed during the third quarter of Fiscal 2021, however, no contracts remained outstanding by January 29, 2022. The total notional amount of these commodity derivative contracts outstanding as of January 30, 2021 was approximately 1,000 ounces.
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of January 29, 2022, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	January 29, 2022	January 30, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.3	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	0.1
Total derivative assets		$0.3	$0.1

	Fair value of derivative liabilities
(in millions)	Balance sheet location	January 29, 2022	January 30, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$(0.3)
Commodity contracts	Other current liabilities	—	(0.1)
		—	(0.4)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(1.3)	—
Total derivative liabilities		$(1.3)	$(0.4)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	January 29, 2022	January 30, 2021
Foreign currency contracts	$0.5	$(0.7)
Commodity contracts	—	(0.4)
Gains (losses) recorded in AOCI	$0.5	$(1.1)
The following tables summarize the effect of derivative instruments designated as cash flow hedges in OCI and the consolidated statements of operations:
Foreign currency contracts

(in millions)	Statement of operations caption	Fiscal 2022	Fiscal 2021
Gains (losses) recorded in AOCI, beginning of period		$(0.7)	$(1.0)
Current period gains recognized in OCI		0.6	0.9
(Gains) losses reclassified from AOCI to net income	Cost of sales (1)	0.6	—
Gains from de-designated hedges reclassified from AOCI to net income	Other operating income (loss) (1)	—	(0.6)
Gains (losses) recorded in AOCI, end of period		$0.5	$(0.7)
Commodity contracts

(in millions)	Statement of operations caption	Fiscal 2022	Fiscal 2021
Losses (gains) recorded in AOCI, beginning of period		$(0.4)	$17.7
Current period losses recognized in OCI		—	(1.9)
(Gains) losses reclassified from AOCI to net income	Cost of sales (1)	0.4	(6.9)
Gains from de-designated hedges reclassified from AOCI to net income	Other operating income (loss) (1)	—	(9.3)
Gains (losses) recorded in AOCI, end of period		$—	$(0.4)
(1)    Refer to the consolidated statements of operations for total amounts of each financial statement caption impacted by cash flow hedges.

There was no material ineffectiveness related to the Company’s derivative instruments designated in cash flow hedging relationships during Fiscal 2022 and Fiscal 2021, other than the items disclosed above during the first quarter of Fiscal 2021. Based on current valuations, the Company expects approximately $0.4 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the consolidated statements of operations:

(in millions)	Statement of operations caption	Fiscal 2022	Fiscal 2021
Foreign currency contracts	Other operating income (loss)	$(3.1)	$2.2
22. Fair value measurement
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

	January 29, 2022			January 30, 2021
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$4.5	$4.5	$—	$5.7	$5.7	$—
Foreign currency contracts	0.3	—	0.3	0.1	—	0.1
US government agency securities	2.0	—	2.0	3.2	—	3.2
Corporate bonds and notes	5.8	—	5.8	6.5	—	6.5
Total assets	$12.6	$4.5	$8.1	$15.5	$5.7	$9.8

Liabilities:
Foreign currency contracts	$(1.3)	$—	$(1.3)	$(0.3)	$—	$(0.3)
Commodity contracts	—	—	—	(0.1)	—	(0.1)
Total liabilities	$(1.3)	$—	$(1.3)	$(0.4)	$—	$(0.4)
Investments in US Treasury securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 20 for additional information related to the Company’s available-for-sale investments. The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current foreign currency forward rates or commodity forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 21 for additional information related to the Company’s derivatives.
During the second quarter of Fiscal 2019, the Company completed the sale of all eligible non-prime in-house accounts receivable. Upon closing, 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price was contingent upon the non-prime portfolio achieving a pre-defined yield. The Company recorded an asset at the transaction date related to this deferred payment at fair value. This estimated fair value was derived from a discounted cash flow model using unobservable Level 3 inputs, including estimated yields derived from historic performance, loss rates, payment rates and discount rates to estimate the fair value associated with the accounts receivable. The measurement period was completed in June 2020 and the Company received the full deferred payment of $23.5 million during the second quarter of Fiscal 2022, as further described in Note 13.
During Fiscal 2021 and 2020, the Company performed interim and annual quantitative impairment tests for goodwill and indefinite-lived intangible assets. The fair value was calculated using the income approach for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value is a Level 3 valuation based on certain unobservable inputs including estimated future cash flows and discount rates aligned with market-based assumptions, that would be utilized by market participants in valuing these assets or prices of similar assets. In addition, for long-lived assets, the Company performed an impairment test for certain store level assets during Fiscal 2022, 2021, and 2020. The Company utilizes primarily the replacement cost method (a level 3 valuation method) for the fair value of its property and equipment, and the income method to estimate the fair value of its ROU assets, which incorporates Level 3 inputs such as historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates. See Note 17 and Note 19 for additional information.
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
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	January 29, 2022		January 30, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior Notes (Level 2)	$147.1	$150.0	$146.7	$145.1
23. Retirement plans
Signet operates a defined benefit pension plan in the UK (the “UK Plan”) which ceased to admit new employees effective April 2004. The UK Plan provides benefits to participating eligible employees. Beginning in Fiscal 2014, a change to the benefit structure was implemented and members’ benefits that accumulate after that date are now based upon career average salaries, whereas previously, all benefits were based on salaries at retirement. In September 2017, the Company approved an amendment to freeze benefit accruals under the UK Plan in an effort to reduce anticipated future pension expense. As a result of this amendment, the Company froze the pension plan for all participants with an effective date of October 2019 as elected by the plan participants. All future benefit accruals under the plan have thus ceased as of this date. The amendment to the plan was accounted for in accordance with ASC Topic 715, “Compensation - Retirement Benefits.”
On July 29, 2021, Signet Group Limited (“SGL”), a wholly-owned subsidiary of the Company, entered into an agreement (the “Agreement”) with Signet Pension Trustee Limited (the “Trustee”), as trustee of the Signet Group Pension Scheme (the “Pension Scheme”), to facilitate the Trustee entering into a bulk purchase annuity policy ("BPA") securing accrued liabilities under the Pension Scheme with Rothesay Life Plc ("Rothesay") and subsequently, to wind up the Pension Scheme. The BPA will be held by the Trustee as an asset of the Scheme (the "buy-in") in anticipation of Rothesay subsequently (and in accordance with the terms of the BPA) issuing individual annuity contracts to each of the 1,909 Pension Scheme members (or their eligible beneficiaries) ("Transferred Participants") covering their accrued benefits (a full “buy-out”), following which the BPA will terminate and the Trustee will wind up the Pension Scheme (collectively, the “Transactions”).
Under the terms of the Agreement, SGL is expected to contribute up to £16.9 million (approximately $22.6 million) (the “Total Expected Contribution”) to the Pension Scheme to enable the Trustee to pay for any and all costs incurred by the Trustee as part of the Transactions, including an initial contribution of £7.0 million (approximately $9.7 million) (the “Initial Installment”) to enable the Trustee to enter into the BPA with Rothesay. Subsequent installments of the Total Expected Contribution shall be reviewed and agreed by SGL and the Trustee at such times as the Trustee reasonably requires additional monies to be contributed to the Pension Scheme in furtherance of the Transactions. The Initial Installment was paid on August 4, 2021, and the Trustee transferred substantially all Plan assets into the BPA on August 9, 2021.
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
On August 9, 2021, in connection with the transfer of assets into the BPA as noted above, the Company performed a remeasurement of the Pension Scheme based on the terms of the BPA which resulted in a pre-tax actuarial loss of £53.3 million (approximately $72.9 million) recorded within the consolidated statements of comprehensive income (loss).

The net periodic pension cost of the UK Plan is measured on an actuarial basis using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases, and rates of employee attrition. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed 10% of the greater of plan assets or plan liabilities, Signet amortizes those gains or losses over the average remaining service period of the employees. The service cost component of net periodic pension cost is charged to selling, general and administrative expenses while non-service, interest and other costs components are charged to other non-operating income (loss), in the consolidated statements of operations.
The UK Plan is a funded plan with assets held in a separate trustee administered fund, which is independently managed. Signet used January 29, 2022 and January 30, 2021 measurement dates in determining the UK Plan’s benefit obligation and fair value of plan assets.
The following tables provide information concerning the UK Plan as of and for the fiscal years ended January 29, 2022 and January 30, 2021:

(in millions)	Fiscal 2022	Fiscal 2021
Change in UK Plan assets:
Fair value at beginning of year	$299.2	$281.9
Actual return on UK Plan assets	(0.3)	11.9
Employer contributions	12.4	4.4
Benefits paid	(8.9)	(9.8)
Foreign currency translation	(6.8)	10.8
Fair value at end of year	$295.6	$299.2

(in millions)	Fiscal 2022	Fiscal 2021
Change in benefit obligation:
Benefit obligation at beginning of year	$247.6	$243.4
Interest cost	3.3	4.0
Actuarial loss	67.4	1.4
Benefits paid	(8.9)	(9.8)
Foreign currency translation	(6.1)	8.6
Benefit obligation at end of year	$303.3	$247.6
Funded status at end of year	$(7.7)	$51.6

(in millions)	January 29, 2022	January 30, 2021
Amounts recognized in the balance sheet consist of:
Other assets (non current)	$—	$51.6
Other liabilities (non-current)	(7.7)	—
Items in AOCI not yet recognized in net income in the consolidated statements of operations:

(in millions)	January 29, 2022	January 30, 2021	February 1, 2020
Net actuarial losses	$(103.3)	$(47.2)	$(52.4)
Net prior service costs	(3.9)	(4.0)	(4.1)
The estimated actuarial losses and prior service costs for the UK Plan that will be amortized from AOCI into net periodic pension cost over the next fiscal year are $3.7 million and $0.3 million, respectively. In addition, the full balance of any remaining unrecognized amounts within AOCI will be recognized in the statement of operations upon completion of the buy-out described above, which is currently expected to occur in the first half of Fiscal 2023.
The accumulated benefit obligation for the UK Plan was $303.3 million and $247.6 million as of January 29, 2022 and January 30, 2021, respectively.

The components of net periodic pension benefit cost and other amounts recognized in OCI for the UK Plan are as follows:

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Components of net periodic benefit (cost) income:
Service cost	$—	$—	$(0.7)
Interest cost	(3.3)	(4.0)	(5.5)
Expected return on UK Plan assets	3.0	5.5	7.8
Amortization of unrecognized actuarial losses	(2.1)	(0.9)	(1.2)
Amortization of unrecognized net prior service costs	(0.1)	(0.1)	—
Total net periodic benefit (cost) income	$(2.5)	$0.5	$0.4
Other changes in assets and benefit obligations recognized in OCI	(69.2)	6.5	1.7
Total recognized in net periodic pension benefit (cost) and OCI	$(71.7)	$7.0	$2.1

	January 29, 2022	January 30, 2021
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	1.25%	1.60%
Salary increases	N/A	N/A
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	0.80%	1.70%
Expected return on UK Plan assets	0.80%	2.20%
Salary increases	NA	N/A
Prior to the buy-in of the BPA, the discount rate was based upon published rates for high-quality fixed-income investments that produce expected cash flows that approximate the timing and amount of expected future benefit payments. The expected return on the UK Plan assets assumption was based upon the historical return and future expected returns for each asset class, as well as the target asset allocation of the portfolio of UK Plan assets. After the buy-in for the BPA, the discount rate and expected return on assets are now aligned based on the implied rates of the liability by the insurer.
Prior to the buy-in of the BPA, the UK Plan’s investment strategy was guided by an objective of achieving a return on the investments, which is consistent with the long-term return assumptions and funding policy, to ensure the UK Plan obligations were met. The investment policy was to allocate funds to a diverse portfolio of investments, including UK and global equities, diversified growth funds, corporate bonds, fixed income investments and commercial property. The commercial property investment was through a Pooled Pensions Property Fund that provided a diversified portfolio of property assets. As substantially all Plan assets have now been transferred to the BPA, there is no longer a long-term target allocation strategy for investments.
The fair value of the assets in the UK Plan at January 29, 2022 and January 30, 2021 are required to be classified and disclosed in one of the following three categories:
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data

Signet measures the value of the assets on an instrument-specific basis are detailed below:

	As of January 29, 2022				As of January 30, 2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Investments measured at fair value:
Diversified equity securities	$—	$—	$—	$—	$13.0	$—	$13.0
Diversified growth funds	—	—	—	—	44.4	44.4	—
Fixed income – government bonds	—	—	—	—	161.4	161.4	—
Fixed income – corporate bonds	—	—	—	—	56.2	—	56.2
Insurance contracts	291.6	—	—	291.6	—	—	—
Cash	4.0	4.0	—	—	3.7	3.7	—
	295.6	4.0	—	291.6	278.7	209.5	69.2
Investments measured at NAV (1):
Fixed income	—				18.0
Property	—				2.5
Total assets	$295.6	$4.0	$—	$291.6	$299.2	$209.5	$69.2
(1)    Certain assets that are measured using the net asset value (“NAV”) practical expedient have not been classified in the fair value hierarchy.
The following represents a summary of changes in fair value of UK Plan assets classified as Level 3:

(in millions)	Fiscal 2022
Beginning of year balance	$—
Purchases, sales, and settlements, net	318.3
Actual return on assets, assets still held at reporting date	(16.8)
Foreign currency translation	(9.9)
End of year balance	$291.6
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
Certain fixed income investments are in an interest-based return through investments in various asset classes including: asset backed securities, mortgage backed securities, collateralized debt and loan obligations, and loan investments. The same investments in are subject to certain restrictions whereby funds may only be divested quarterly. The investment in property is in pooled funds valued by the administrators of the fund. The investment in the property fund is subject to certain restrictions on withdrawals that could delay the receipt of funds by up to 16 months. These certain fixed income investments and the property fund are recorded at the NAV of the underlying assets, which are independently valued on a monthly basis.
The BPA is considered a Level 3 asset as the value of the asset is based on the implied value of the liability as determined based on the underlying employee data and actuarial assumptions described above, which are all significant unobservable inputs.
Signet contributed $12.4 million to the UK Plan in Fiscal 2022 and expects to contribute up to $10.0 million to the UK Plan in Fiscal 2023, subject to finalization of the buy-out under the BPA and the level of remaining funding required for the completion of the Transactions described above.

The following benefit payments are currently estimated to be paid by the UK Plan:

(in millions)	Expected benefit payments
Fiscal 2023	$9.4
Fiscal 2024	9.4
Fiscal 2025	9.3
Fiscal 2026	9.5
Fiscal 2027	9.4
Next five fiscal years	$48.2
Other retirement plans
In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2022 were $2.4 million (Fiscal 2021: $2.4 million; Fiscal 2020: $2.4 million).
In the US, Signet operates a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Signet’s contributions to this plan in Fiscal 2022 were $13.0 million (Fiscal 2021: $3.2 million; Fiscal 2020: $9.1 million).
The Company has also established two unfunded, non-qualified deferred compensation plans, one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and earn interest on the deferred amounts (“DCP”) and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The plan also permits employer contributions on a discretionary basis. The cost recognized in connection with the DCP in Fiscal 2022 was $2.2 million (Fiscal 2021: $0.8 million; Fiscal 2020: $3.6 million). The matching contributions, for both the Signet 401(k) and DCP, were temporarily suspended during the first quarter of Fiscal 2021. The matching contributions resumed effective January 1, 2021.
Although the two unfunded, non-qualified deferred compensation plans are not required to be funded by the Company, the Company has elected to fund the plans by investing in trust-owned life insurance policies and mutual funds. The value and classification of these assets are as follows:

	As of January 29, 2022		As of January 30, 2021
(in millions)	Total	Level 1	Total	Level 1
Investments measured at fair value:
Mutual funds	$12.4	$12.4	$5.0	$5.0
Investments measured at NAV:
Money market mutual funds	10.3		16.7
Total assets	$22.7	$12.4	$21.7	$5.0
The Company also has company-owned life insurance policies held for purposes of funding the DCP totaling $6.0 million and $6.3 million as of January 29, 2022 and January 30, 2021, respectively.

As of January 29, 2022 and January 30, 2021, the total liability recorded by the Company for the DCP was $32.4 million and $33.3 million, respectively.
24. Loans, overdrafts and long-term debt

(in millions)	January 29, 2022	January 30, 2021
Debt:
Senior Notes, net of unamortized discount	$147.7	$147.6
Gross debt	147.7	147.6
Less: Unamortized debt issuance costs	(0.6)	(0.9)
Total long-term debt	$147.1	$146.7

The annual aggregate maturities of the Company’s debt (excluding the impact of debt issuance costs) for the five years subsequent to January 29, 2022 are presented below.

(in millions)
Fiscal 2023	$—
Fiscal 2024	—
Fiscal 2025	147.7
Fiscal 2026	—
Fiscal 2027	—
Thereafter	—
Gross Debt	$147.7

Revolving credit facility and term loan (the “Credit Facility”)
On September 27, 2019, in connection with the issuance of a new senior secured asset-based credit facility, the Company repaid and terminated the Credit Facility. Refer to the “Asset-based credit facility” section below. The original maturity of the Credit Facility was July 2021. Unamortized debt issuance costs of $2.0 million associated with the Credit Facility were written-off during Fiscal 2020 upon executing the termination of the Credit Facility. This expense was recognized as a cost of extinguishment of the Credit Facility and was recorded within other non-operating income (loss) in the consolidated statements of operations.
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
On September 5, 2019, Signet UK Finance announced the commencement of a tender offer to purchase any and all of its outstanding Senior Notes (the “Tender Offer”). Upon receipt of the requisite consents from Senior Note holders, Signet UK Finance entered into a supplemental indenture which eliminated most of the restrictive covenants and certain default provisions of the indenture. The supplemental indenture became operative on September 27, 2019 upon the Company’s acceptance and payment for the Senior Notes previously validly tendered and not validly withdrawn pursuant to the Tender Offer for an aggregate principal amount of $239.6 million, which represented a purchase price of $950.00 per $1,000.00 in principal amount of the Senior Notes validly tendered. The Company recognized a net gain on extinguishment of the validly tendered Senior Notes in Fiscal 2020 of $8.2 million, net of $1.9 million in third party fees and $2.6 million in write-off of unamortized debt issuance costs and original issue discount. This net gain was recorded within other non-operating income (loss) in the consolidated statements of operations.

Unamortized debt issuance costs relating to the Senior Notes as of January 29, 2022 was $0.6 million (January 30, 2021: $0.9 million). The remaining unamortized debt issuance costs are recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Amortization relating to debt issuance costs of $0.3 million was recorded as interest expense in the consolidated statements of operations in Fiscal 2022 ($0.2 million and $0.6 million during Fiscal 2021 and Fiscal 2020, respectively).
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

Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL Revolving Facility and the FILO Term Loan Facility, as applicable, bear interest at the Company’s option at either eurocurrency rate plus the applicable margin or a base rate plus the applicable margin, in each case depending on the excess availability under the ABL Revolving Facility. As of January 29, 2022, the interest rate applicable to the ABL Revolving Facility was 1.4% (January 30, 2021: 1.7%). The Company had stand-by letters of credit outstanding of $20.1 million on the ABL Revolving Facility as of January 29, 2022 (January 30, 2021: $19.0 million). The Company had available borrowing capacity of $1.2 billion on the ABL Revolving Facility as of January 29, 2022 (January 30, 2021: $1.3 billion).

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

If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of January 29, 2022, the threshold related to the fixed coverage ratio was approximately $119 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.

Debt issuance costs relating to the ABL Revolving Facility totaled $12.6 million. The remaining unamortized debt issuance costs are recorded within other assets in the consolidated balance sheets. Amortization relating to the debt issuance costs of $2.0 million was recorded as interest expense in the consolidated statements of operations for Fiscal 2022 ($1.7 million and $0.6 million during Fiscal 2021 and Fiscal 2020, respectively). Unamortized debt issuance costs related to the ABL Revolving Facility totaled $8.3 million as of January 29, 2022 (January 30, 2021: $6.4 million).

25. Accrued expenses and other current liabilities

(in millions)	January 29, 2022	January 30, 2021
Accrued compensation and benefits	$138.2	$111.6
Accrued advertising	30.5	52.3
Other taxes	64.4	69.3
Payroll taxes	25.9	27.5
Accrued expenses	242.6	233.4
Total accrued expenses and other current liabilities	$501.6	$494.1
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

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Warranty reserve, beginning of period	$37.3	$36.3	$33.2
Warranty expense	8.7	8.5	13.5
Utilized (1)	(10.0)	(7.5)	(10.4)
Warranty reserve, end of period	$36.0	$37.3	$36.3

(1)    Includes impact of foreign currency translation.

(in millions)	January 29, 2022	January 30, 2021
Disclosed as:
Current liabilities (1)	$10.2	$10.7
Other liabilities - non-current (see Note 26)	25.8	26.6
Total warranty reserve	$36.0	$37.3
(1)    Included within accrued expenses above.
26. Other liabilities - non-current

(in millions)	January 29, 2022	January 30, 2021
Deferred compensation	29.6	25.5
Warranty reserve	25.8	26.6
Other liabilities	54.5	59.0
UK pension	7.7	—
Total other liabilities	$117.6	$111.1
27. Share-based compensation
Signet operates several share-based compensation plans which can be categorized as the “Omnibus Plans” and “Share Saving Plans” as further described below.
Share-based compensation expense and the associated tax benefits recognized in the consolidated statements of operations are as follows:

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Share-based compensation expense	$45.8	$14.5	$16.9
Income tax benefit	$(5.9)	$(3.6)	$(4.2)
On March 25, 2020, in light of the economic situation as a result of the COVID-19 pandemic, the Company implemented temporary base salary reductions for members of senior management, with half of the salary reduction amount to be awarded in the Company’s common shares in lieu of cash. The base salaries were reinstated in September 2020. In Fiscal 2021, $1.3 million of Common Shares with no vesting requirements were awarded to senior management.
As of January 29, 2022, unrecognized compensation cost related to unvested awards granted under share-based compensation plans is as follows:

(in millions)	Unrecognized Compensation Cost	Weighted average period
Omnibus Plan	$50.4	1.9 years
Total	$50.4
The Company satisfies share option exercises and the vesting of time-based restricted stock (“RSAs”), time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under its plans with the issuance of treasury shares.
Omnibus Plan
In June 2018, Signet’s shareholders approved and Signet adopted the Signet Jewelers Limited 2018 Omnibus Incentive Plan (as amended to the date here to, the “2018 Omnibus Plan”). Upon adoption of the 2018 Omnibus Plan, shares that were previously available under the Signet Jewelers Limited Omnibus Incentive Plan, which was approved in June 2009 (the “2009 Omnibus Plan”, and collectively with the 2018 Omnibus Incentive Plan, the “Omnibus Plans”) are no longer available for future grants and were not transferred to the 2018 Omnibus Plan. Awards that may be granted under the 2018 Omnibus Plan include RSAs, RSUs, PSUs, Common Shares, stock options, stock appreciation rights and other stock-based awards. The Fiscal 2022, Fiscal 2021 and Fiscal 2020 annual awards granted under the Omnibus Plans have four elements: RSAs, RSUs, PSUs, and Common Shares. The RSAs generally have a three-year vesting period, subject to continued employment, and have the same voting rights and dividend rights as Common Shares (which are payable once the RSAs have vested). PSUs awarded in Fiscal 2020 include two performance measures: operating income (subject to certain adjustments) and return on invested capital (“ROIC”), although the ROIC measure is applicable only to senior executives. PSUs awarded in Fiscal 2021 and Fiscal 2022 include two performance measures: revenue and free cash flow (defined as cash flow from operations less capital expenditures). For the performance measures, cumulative results achieved during the relevant three- year performance period for Fiscal 2020 and a two-year performance period for Fiscal 2021 and Fiscal 2022 are compared to target metrics established in the underlying grant agreements. The time-based stock options generally vest on the third anniversary of the grant date and have a ten year contractual term, subject to continued employment. RSUs generally have a one or three- year vesting period, subject to continued employment. The 2018 Omnibus Plan permits the grant of awards to employees, non-employee directors and consultants for up to 6,075,000 common shares.
RSU and PSU awards do not have dividend rights until vesting, and thus the grant date fair value of these awards is impacted by the dividend yield and term of the awards. However, RSAs do have dividend rights from the date of grant, and thus are valued at the market price of the Company’s stock on the grant date, consistent with awards of Common Shares. The significant assumptions utilized to estimate the weighted-average fair value of RSAs, Common Shares, RSUs, and PSUs granted under the Omnibus Plans are as follows:

	Omnibus Plan
	Fiscal 2022	Fiscal 2021	Fiscal 2020
Share price	$60.65	$11.10	$20.76
Expected term	2.9 years	2.9 years	2.8 years
Dividend yield	4.3%	5.5%	7.5%
Fair value	$53.58	$9.37	$18.14
The significant assumptions utilized to estimate the weighted-average fair value of stock options granted under the Omnibus Plans are as follows:

Fiscal 2020
Share price	$22.17
Exercise price	$25.18
Risk free interest rate	2.4%
Expected term	6.0 years
Expected volatility	42.7%
Dividend yield	6.7%
Fair value	$4.27
No stock options were granted during Fiscal 2022 or Fiscal 2021.
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
The Fiscal 2022 activity for Common Shares, RSAs, RSUs and PSUs granted under the Omnibus Plans is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value (1)
Outstanding at January 30, 2021	4.8	$15.24	1.8 years	$192.3
Fiscal 2022 activity:
Granted	1.0	54.22
Vested	(0.9)	10.90
Lapsed or forfeited	(0.6)	37.06
Outstanding at January 29, 2022	4.3	$22.28	1.1 years	$369.3
(1)    Intrinsic value for outstanding RSAs, RSUs, and PSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.

The Fiscal 2022 activity for stock options granted under the Omnibus Plans is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value (1)
Outstanding at January 30, 2021	0.5	$38.98	7.3 years	$0.8
Fiscal 2022 activity:
Exercised	(0.3)	39.15
Outstanding at January 29, 2022	0.2	$38.70	6.3 years	$8.9
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plans:

(in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Total intrinsic value of awards vested	$76.6	$5.0	$3.5
Share saving plans
Signet has three share option savings plans available to employees as follows:
•Employee Share Purchase Plan (“ESPP”), for US employees
•Sharesave Plan, for UK employees
•Irish Sub-Plan to the Sharesave Plan, for Republic of Ireland employees
The ESPP as adopted in 2018 is a savings plan intended to qualify under US Section 423 of the US Internal Revenue Code and allows employees to purchase common shares at a discount of approximately 5% to the closing price of the New York Stock Exchange on the date of purchase, which occurs on the last trading day of a twelve-month offering period. This plan is non-compensatory and no more than 1,250,000 shares may be issued under the ESPP. The Company suspended participation in the ESPP in August 2019, thus no shares were issued in Fiscal 2022, Fiscal 2021 or Fiscal 2020.
The Sharesave Plan and Irish Sub-Plan (collectively, the “Sharesave Plans”) as adopted in 2018 allow eligible employees to be granted, and to exercise, options over common shares at a discount of approximately 15% below a determined market price based on the New York Stock Exchange, using savings accumulated under savings contract entered into in accordance with the relevant plan rules. The market price is generally determined as one of: (i) the average middle market price for the three trading days immediately prior to the invitation date; (ii) the market price on the day immediately preceding the invitation date; or (iii) the market price at such other time as may be agreed with Her Majesty’s Revenue and Customs Options granted under the Sharesave Plans vest after 36 months and are generally only exercisable between 36 and 42 months from commencement of the related savings contract. These plans are compensatory and compensation expense is recognized over the requisite service period, and no more than 1,000,000 shares may be allocated under these plans. No awards have been granted under the Sharesave plans in Fiscal 2022, Fiscal 2021, or Fiscal 2020. At January 29, 2022, 0.1 million share awards granted under the Sharesave Plans were fully vested and had an ending weighted average exercise price of $43.72.
28. Commitments and contingencies
Contingent property liabilities
At January 29, 2022, 11 property leases had been assigned in the UK by Signet (and remained unexpired and occupied by assignees at that date) and approximately six additional properties were sub-leased in the US and UK at that date. Should the assignees or sub-tenants fail to fulfill any obligations in respect of those leases or any other leases which have at any other time been assigned or sub-leased, Signet or one of its subsidiaries may be liable for those defaults. The amount of such claims arising to date has not been material.
Capital commitments
At January 29, 2022 Signet had capital commitments of $18.2 million (none at January 30, 2021). These commitments generally relate to store construction and capital investments in IT. Additionally, the Company has certain commitments to maintain or improve leased properties; however there are no minimum requirements or otherwise committed amounts for these projects as of January 29, 2022 or January 30, 2021.

Legal proceedings
Employment practices
In March 2008, a group of private plaintiffs (the “Claimants”) filed a class and collective action lawsuit for an unspecified amount against Sterling Jewelers, Inc. (“SJI”), a subsidiary of Signet, in the US District Court for the Southern District of New York (“SDNY”), alleging that US store-level employment practices as to compensation and promotions discriminate on the basis of gender in purported violation of Title VII of the Civil Rights Act of 1964 (“Title VII”) and the Equal Pay Act (“EPA”). In June 2008, the SDNY referred the matter to private arbitration with the American Arbitration Association (“AAA”) where the Claimants sought to proceed on a class-wide basis. On February 2, 2015, the arbitrator issued a Class Determination Award in which she certified a class (estimated to include approximately 70,000 class members at the time) for the Claimants’ disparate impact claims for declaratory and injunctive relief under Title VII. On February 29, 2016, the arbitrator granted Claimants’ Motion for Conditional Certification of Claimants’ EPA Claims and Authorization of Notice, and notice to EPA collective action members was issued on May 3, 2016. The opt-in period for the EPA collective action closed on August 1, 2016, and the number of valid opt-in EPA Claimants is believed to be approximately 9,124. SJL challenged the arbitrator’s Class Determination Award with the SDNY. Although the SDNY vacated the Class Determination Award on January 15, 2018, on appeal the US Court of Appeals for the Second Circuit (“Second Circuit”) held that the SDNY erred and remanded the case to the SDNY to decide whether the Arbitrator erred in certifying an opt-out, as opposed to a mandatory, class for declaratory and injunctive relief. On January 27, 2021 the SDNY ordered the case remanded to the AAA for further proceedings in arbitration on a class-wide basis. Subsequently, the arbitrator retired, and the parties selected a new arbitrator to oversee the proceedings moving forward. On October 8, 2021, the newly selected arbitrator issued an amended case management plan and scheduled the arbitration hearing to begin on September 5, 2022. SJI denies the allegations of the Claimants and has been defending the case vigorously. At this point, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.

On May 4, 2017, without any findings of liability or wrongdoing, SJI entered into a Consent Decree with the Equal Employment Opportunity Commission (“EEOC”) settling a previously disclosed lawsuit that alleged that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees since January 1, 2003. On May 4, 2017 the US District Court for the Western District of New York (“WDNY”) approved and entered the Consent Decree jointly proposed by the EEOC and SJI. The Consent Decree resolves all of the EEOC’s claims against SJI in this litigation, and imposes certain obligations on SJI including the appointment of an employment practices expert to review specific policies and practices, as well as obligations relative to training, notices, reporting and record-keeping. The Consent Decree does not require an outside third-party to monitor or require any monetary payment. The duration of the Consent Decree initially was three years and three months, set to expire on August 4, 2020, but on March 11, 2020, the WDNY approved a limited extension until November 4, 2021 of a few aspects of the Consent Decree terms regarding SJI’s compensation practices, and incorporating its implementation of a new retail team member compensation program into the overall Consent Decree framework. On October 11, 2021, SJI and the EEOC agreed to a tolling stipulation, which was submitted on October 22, 2021 and entered by the WDNY on November 4, 2021, and which extended certain deadlines of the Consent Decree until December 4, 2021. SJI and the EEOC have agreed to additional extensions of the tolling stipulation while the parties negotiate the terms of an amended Consent Decree for the limited purpose of completing certain statistical analyses on SJI’s initial pay and merit increase practices for its retail store employees that the employment practices expert was required to conduct during the term of the Consent Decree.
Previously settled matters
Shareholder actions
As previously reported, on March 16, 2020, the Company entered into an agreement to settle a consolidated class action filed against the Company and certain former executives filed by various shareholders of the Company (the “Consolidated Action”). As a result of the settlement, the Company recorded a charge of $33.2 million during the fourth quarter of Fiscal 2020 in other operating income (loss), which includes administration costs of $0.6 million and is recorded net of expected recoveries from the Company’s insurance carriers. The settlement was fully funded in the second quarter of Fiscal 2021, and the Company contributed approximately $35 million of the $240 million settlement payment, net of insurance proceeds and including the impact of foreign currency. The Court granted final approval of the settlement on July 21, 2020.
Four additional actions were filed against the Company and certain former executives largely based on the same allegations as the Consolidated Action. Soon thereafter these four actions were filed, the Court entered orders staying these actions until entry of final judgment in the Consolidated Action. On June 27, 2020, the Company and plaintiffs in the four stayed actions (the “Opt-Out Plaintiffs”) reached a settlement in principle, which was finalized on July 10, 2020 requiring the Opt-Out Plaintiffs to rejoin the Consolidated Action. The Company recorded pre-tax charges related to the settlement of $7.5 million (net of expected insurance recovery) and $1.7 million during Fiscal 2021 and Fiscal 2022, respectively. The final amount owed to the Opt-Out Plaintiffs was paid in Fiscal 2022.

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
Based on their evaluation of Signet’s disclosure controls and procedures, as of January 29, 2022 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of January 29, 2022.
Management has excluded from the scope of its assessment of the effectiveness of internal control over financial reporting as of January 29, 2022, the operations and related assets of Rocksbox Inc. and Diamonds Direct USA Inc. (collectively, the “Acquirees”), which were acquired on March 29, 2021 and November 17, 2021, respectively. The Acquirees’ total assets and total sales represented approximately 10% and 2% of the Company's respective consolidated total assets and total sales as of and for the year ended January 29, 2022.
The Company’s independent registered public accounting firm, KPMG LLP, audited the Fiscal 2022 consolidated financial statements of Signet and have also audited the effectiveness of internal control over financial reporting as of January 29, 2022. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting, with the exception of the acquisition of Diamonds Direct on November 17, 2021 as noted above and more fully described in Note 4 of Item 8 within this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Regulation FD Disclosure

The information set forth below is included herein for the purpose of providing disclosure under “Item 7.01 - Regulation FD Disclosure” of Form 8-K.

As disclosed in the Current Report on Form 8-K furnished on March 17, 2022, Signet provided Fiscal 2023 annual guidance and is clarifying that its guidance includes the completion of its previously disclosed accelerated share repurchase agreement and an estimated level of open market share repurchases during the first quarter.

Executive Compensation Actions

The information set forth below is included herein for the purpose of providing disclosure under “Item 5.02 - Departure of Directors or
Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form
8-K.

The Board of Directors (the “Board”) of the Company, through its Human Capital Management and Compensation Committee (the “Committee”), recently completed a review of various aspects of the Company’s executive compensation programs to assess alignment with current market and peer company practices and streamline certain terms, as further described below.

Amendment and Restatement of Termination Protection Agreements

On March 15, 2022, the Company entered into amended and restated Termination Protection Agreements (the “Amended TPAs”) or similar arrangement with each of the Company’s named executive officers (“NEOs”) to be more competitive in the market.

The Board and the executives approved modifications to the Termination Protection Agreements, which were entered into at the time each named executive officer was hired by the Company and govern terminations and other material terms of employment. Specifically, the Amended TPAs include (i) the Termination Protection Agreement with Virginia Drosos, the Company’s Chief Executive Officer (as amended, the “CEO TPA”) and (ii) the Termination Protection Agreements with each of the Company’s NEOs other than Ms. Drosos and Oded Edelman (as amended, the “NEO TPA”). In the case of Oded Edelman, the Company’s Chief Digital Innovation Advisor and President—James Allen, the Company amended his Personal Employment Agreement to provide certain additional severance payment terms that are more consistent with the payment scenarios provided in the NEO TPA (as amended, the “Edelman Amendment”). Other executive officers of the Company who were not previously parties to a Termination Protection Agreement entered into such agreements with the Company in substantially the form of the NEO TPA.

CEO TPA

Prior to amendment, the provision governing Ms. Drosos’s termination of employment for Good Reason (as defined in the CEO TPA) within one year following a Change of Control (as defined in the CEO TPA), in combination with the terms of her equity awards granted under the Company’s long-term incentive plans (currently the Amended and Restated 2018 Omnibus Incentive Plan or “LTIP”), did not provide for treatment of such awards in a manner that was consistent with the treatment of such awards under other termination conditions. The CEO TPA now provides that in the event Ms. Drosos resigns for Good Reason within one year following a Change of Control, she is entitled to the same payment that she would be entitled to receive upon termination without Cause (as defined in the CEO TPA) within one year following a Change of Control. Upon such a termination, Ms. Drosos would receive, to the extent vesting of the awards is not accelerated at the time of the Change of Control irrespective of termination (which would result in the payout of a number of shares that were pro-rated to reflect both (i) the achievement of any applicable performance goals through the date of the Change of Control, but with performance measured against goals that were also pro-rated for that time period (the “Pro-Rated Performance Amount”), and (ii) the portion of the vesting period that had elapsed since the grant date), full vesting of any time-based awards and the Pro-Rated Performance Amount for performance-based awards in each case, without any pro-ration for the portion of the vesting period that had elapsed. This is consistent with the treatment of awards held the Company’s other NEOs.

In order to better align Ms. Drosos’s compensation with the Chief Executive Officer compensation of the Company’s peers, the CEO TPA also provides that in the event the Company terminates the employment of Ms. Drosos without Cause, the applicable severance multiple will be 1.5 times, rather than 1.0 times, the sum of her base salary and her target annual bonus, plus the actual amount of the bonus payable in the year of termination pro-rated for the portion of the year during which she was employed.

NEO TPA

Under the previous NEO TPAs, payouts of equity awards upon termination for Good Reason (as defined in the NEO TPA) within one year following a Change of Control (as defined in the NEO TPA) were pro-rated for the portion of the vesting period for which the executive was employed, while payouts upon termination without Cause (as defined in the NEO TPA) within one year following a Change of Control were not pro-rated. The NEO TPA conforms payments upon termination within one year following a Change of Control for Good Reason and without Cause by eliminating pro-ration based on the portion of the vesting period for which the executive was employed in the case of termination for Good Reason. This is also consistent with the revised Good Reason provision in the CEO TPA. In addition, the NEO TPA moderately increases cash severance multiples to be more consistent with market benchmarks. Under the NEO TPA, the applicable severance multiple for NEOs terminated without Cause is 1.5 times base salary, rather than 1.0 times base salary. The applicable severance multiple for NEOs terminated within one year following a Change of Control without Cause or who resign for Good Reason within one year following a Change of Control will be (i) 1.5 times the sum of such NEO’s base salary and target annual bonus (rather than 1.0 times base salary alone), plus (ii) the actual amount of the bonus payable in the year of termination pro-rated for the portion of the year during which such NEO was employed (rather than full target annual bonus of such NEO). The treatment of LTIP awards in the event of a termination without Cause remains the same under the NEO TPA as the original Termination Protection Agreement, providing for the payout of a pro-rated number of shares based on the portion of the vesting period for which the executive was employed and actual achievement of any applicable performance goals.

Retirement Provisions in the Amended TPAs

The Amended TPAs reduce the retirement age from 65 years old to 60 years old plus five years of service to be consistent with the Company’s other compensatory plans and provide for payment of a pro-rated target annual bonus in the event of retirement. The Amended TPAs also reduce the minimum employment periods for LTIP award payouts resulting from termination due to retirement, death and disability. An individual (or estate, in the event of death) will be eligible to receive outstanding awards that remain subject to vesting under the LTIP upon retirement, death or disability to the extent such event occurs at least six months, rather than one year, from the grant date. In addition, the Amended TPAs provide for continued vesting and payout of an LTIP award post-retirement such that the full amount is earned (rather than a pro-rated amount), subject to actual performance achievement for performance-based awards.

Edelman Amendment

The Edelman Amendment provides for the following additional severance payments upon the occurrence of the applicable termination event: (i) twelve months’ notice (or payment of salary and employer contributions of certain benefits under Israeli law in lieu thereof) upon a resignation for Good Reason following a Change of Control, which is the same treatment as provided in the event of a termination without Cause, (ii) the actual amount of the bonus payable in the year of termination pro-rated for the portion of the year during which Mr. Edelman was employed upon each type of termination other than a resignation without Good Reason, (iii) six months’ salary upon death, (iv) pro-rated vesting of LTIP awards for the portion of the year during which Mr. Edelman was employed, based on actual achievement with respect to performance-based awards, upon a termination without Cause that is outside of one year following a Change of Control, and (v) vesting of LTIP awards upon a resignation for Good Reason following a Change of Control in the same manner as described above under the CEO TPA.

Short-Term Incentive Plan

In connection with the updates to the executive compensation program described above, the Committee adopted a form of Short-Term Incentive Plan (“STIP”) to reflect the terms of the Company’s annual bonus program. The STIP form is consistent with how annual bonuses have been administered in recent years, with the addition of the payout of a pro-rated bonus upon retirement on the terms described above with respect to the Amended TPAs. The STIP form provides a written framework under which the Committee can implement the specific terms of an annual bonus, including performance conditions and threshold, target and maximum payout amounts, to the extent it determines to implement such program from year to year. Use and interpretation of the STIP and any amounts that may be payable thereunder is solely within the discretion of the Committee.

LTIP Award Agreements

The Committee also adopted updated forms of award agreements for the future grant of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the LTIP (collectively, the “LTIP Award Agreements”). Similar to the terms of the Amended TPAs, the LTIP Award Agreements reduce the retirement age from 65 years old to 60 years old plus five years of service and provide for continued vesting and payout of an LTIP award post-retirement such that the full amount is earned (rather than a pro-rated amount), subject to actual performance achievement for performance-based awards. The LTIP Award Agreements also reduce the minimum employment periods for LTIP award payouts resulting from termination due to retirement, death and disability. An individual (or estate, in the event of death) will be eligible to receive outstanding awards that remain subject to vesting under the LTIP upon retirement, death or disability to the extent such event occurs at least six months, rather than one year, from the grant date.

CEO Compensation Adjustment

On March 15, 2022, the Board approved an increase to the target value of the LTIP equity award opportunity applicable to Ms. Drosos of $1.25 million, effective March 15, 2022. The compensation adjustment is intended to recognize her contributions to Signet’s outstanding business performance in Fiscal 2022 and over the past several years of its transformation, promote long-term alignment by increasing the long-term incentive weighting, and elevate her total compensation to the median range of the Company’s peers for CEOs. No other changes were made to Ms. Drosos’s compensation.

The foregoing descriptions of the CEO TPA, NEO TPA, Edelman Agreement, STIP and LTIP Award Agreements do not purport to be complete and are qualified in their entirety by reference to the CEO TPA, form of NEO TPA, the form of TPA for new parties to such agreement, the Edelman Amendment, the STIP and the LTIP Award Agreements, copies of which are filed as Exhibits 10.27, 10.28, 10.29, 10.30, 10.18, 10.10 and 10.14, respectively, to this Form 10-K and are incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 10 of this Part III concerning directors, executive officers and corporate governance may be found under the captions “Election of Directors”, “Board of Directors and Corporate Governance”, and “Delinquent Section 16(a) Reports” (to the extent reported) in our definitive proxy statement for our 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
The Company has a policy on business integrity, as well as more detailed guidance and regulations as part of its staff orientation, training and operational procedures. These policies include the Code of Conduct, which is applicable to all Directors, officers and employees as required by NYSE listing rules, and the Code of Ethics for Senior Officers, which applies to the Chairman, CEO, Directors and other senior officers. Copies of these codes are available on request from the Corporate Secretary and may be downloaded from www.signetjewelers.com/corporategovernance. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for Senior Officers for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, by posting such information on its website.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation” and “Director Compensation,” in the 2022 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2022 Proxy Statement set forth under the captions “Ownership of the Company” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2022 Proxy Statement set forth under the captions “Board of Directors and Corporate Governance,” “Board Committees” and “Transactions with Related Parties” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company’s independent registered public accounting firm is KPMG, LLP, with offices located in Cleveland, Ohio, USA and with a PCAOB Firm ID Number of 185.
The information in the 2022 Proxy Statement set forth under the caption “Proposal 2: Appointment of Independent Auditor” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE
(a) (1) The following consolidated financial statements are included in Item 8:

Consolidated statements of operations for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020	60

Consolidated statements of comprehensive income (loss) for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020	61

Consolidated balance sheets as of January 29, 2022 and January 30, 2021	62

Consolidated statements of cash flows for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020,	63

Consolidated statements of shareholders’ equity for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020	64

Notes to the consolidated financial statements	65

(a) (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted or are contained in the applicable financial statements or the notes thereto.

(a) (3) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Number	Description of Exhibits
2.1
Agreement and Plan of Merger, by and among Sterling Jewelers Inc., Signet Jewelers Ltd., Aquarius Sub Inc., R2Net Inc., and the Seller’s Representative, dated August 23, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2017).

2.2#
Transaction Agreement, by and among Sterling Jewelers Inc., Diamonds Direct USA, Inc., Diamonds Direct Acquisition, LLC, and Rhino Holdings L.P., dated October 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed December 2, 2021).

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

4.1
Description of Signet Jewelers Limited Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 19, 2021).

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

10.3†
Termination Protection Agreement dated September 26, 2017 between Sterling Jewelers Inc. and Virginia Drosos (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed December 1, 2017).

10.4†
Form of Termination and Protection Agreement for members of senior leadership of Signet Jewelers Limited, including its executive officers (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 26, 2020).

10.5†
Personal Employment Agreement, dated August 23, 2017 between R2Net Israel Ltd. and Oded Edelman (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed April 2, 2018).

10.6†	Signet Jewelers Limited 2009 Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.7†	Signet Jewelers Limited Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 Filed July 1, 2020).

10.8†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (June 2018 through June 2020 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.9†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (June 2020 through Fiscal 2022 Awards) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 19, 2021).

10.10†*	Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (Post February 2022 Awards).

10.11†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Award Notice and Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.12†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (June 2018 through Fiscal 2020 Awards) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.13†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (June 2020 through Fiscal 2022 Awards) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 19, 2021).

10.14†*	Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (Post February 2022 Awards).

10.15†	Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.16†
Irish Sub-Plan established pursuant to the Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.17†	Signet Jewelers Limited Employee Share Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.18†*	Signet Jewelers Limited Short-Term Incentive Plan.

10.19†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2012).

10.20†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.21
Investment Agreement, dated as of August 24, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, L.P. and Green Equity Investors Side VI, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2016).

10.22
Shareholders’ Agreement by and among Signet Jewelers Limited, Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, dated as of October 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2016).

10.23
Registration Rights Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, LP, Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2016).

10.24
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

10.25
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

10.26
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

10.27†*	Amended and Restated Termination Protection Agreement dated March 15, 2022 between Sterling Jewelers Inc. and Virginia Drosos.

10.28†*	Form of Amended and Restated Termination Protection Agreement for members of senior leadership of Signet Jewelers Limited, including its executive officers.

10.29†*	Form of Termination Protection Agreement for members of senior leadership of Signet Jewelers Limited, including its executive officers.

10.30†*	Amended and Restated Personal Employment Agreement, dated March 15, 2022 between R2Net Israel Ltd. and Oded Edelman.

21.1*	Subsidiaries of Signet Jewelers Limited.

22.1*	List of Subsidiary Guarantors

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 17, 2022	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial and Strategy Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

March 17, 2022	By:	/s/ Virginia C. Drosos	Chief Executive Officer (Principal Executive Officer and Director)
Virginia C. Drosos

March 17, 2022	By:	/s/ Joan Hilson	Chief Financial and Strategy Officer (Principal Financial Officer)
Joan Hilson

March 17, 2022	By:	/s/ Vincent N. Ciccolini	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)
Vincent N. Ciccolini

March 17, 2022	By:	/s/ H. Todd Stitzer	Chairman of the Board
H. Todd Stitzer

March 17, 2022	By:	/s/ André Branch	Director
André Branch

March 17, 2022	By:	/s/ R. Mark Graf	Director
R. Mark Graf

March 17, 2022	By:	/s/ Zackery A. Hicks	Director
Zackery A. Hicks

March 17, 2022	By:	/s/ Helen E. McCluskey	Director
Helen E. McCluskey

March 17, 2022	By:	/s/ Sharon L. McCollam	Director
Sharon L. McCollam

March 17, 2022	By:	/s/ Nancy A. Reardon	Director
Nancy A. Reardon

March 17, 2022	By:	/s/ Jonathan Seiffer	Director
Jonathan Seiffer

March 17, 2022	By:	/s/ Brian Tilzer	Director
Brian Tilzer

March 17, 2022	By:	/s/ Eugenia M. Ulasewicz	Director
Eugenia M. Ulasewicz

March 17, 2022	By:	/s/ Dontá Wilson	Director
Dontá Wilson