Form 10-Q
period 2022-04-30
SIGNET JEWELERS LTD
filed 2022-06-09
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 30, 2022 or

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
Common Shares, $0.18 par value, 46,514,362 shares as of June 3, 2022

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	April 30, 2022	May 1, 2021	Notes
Sales	$1,838.3	$1,688.8	3
Cost of sales	(1,114.6)	(1,010.4)
Gross margin	723.7	678.4
Selling, general and administrative expenses	(533.1)	(512.0)
Other operating income (expense)	(190.4)	2.3	20
Operating income	0.2	168.7	5
Interest expense, net	(4.4)	(3.9)
Other non-operating income (expense)	(134.5)	0.1	20
Income (loss) before income taxes	(138.7)	164.9
Income taxes	55.2	(26.5)	10
Net income (loss)	$(83.5)	$138.4
Dividends on redeemable convertible preferred shares	(8.6)	(8.6)	7
Net income (loss) attributable to common shareholders	$(92.1)	$129.8

Earnings (loss) per common share:
Basic	$(1.89)	$2.49	8
Diluted	$(1.89)	$2.23	8
Weighted average common shares outstanding:
Basic	48.8	52.1	8
Diluted	48.8	62.0	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	April 30, 2022			May 1, 2021
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$(83.5)			$138.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(16.8)	—	(16.8)	6.7	—	6.7
Available-for-sale securities:
Unrealized loss	(0.3)	—	(0.3)	(0.1)	—	(0.1)
Cash flow hedges:
Unrealized gain (loss)	1.2	(0.2)	1.0	(0.1)	—	(0.1)
Reclassification adjustment for losses to earnings	—	—	—	0.2	—	0.2
Pension plan:
Actuarial gain (loss)	(0.5)	0.1	(0.4)	—	—	—
Reclassification adjustment for amortization of actuarial losses to earnings	0.9	(0.2)	0.7	0.2	—	0.2
Reclassification adjustment for amortization of net prior service costs to earnings	0.1	—	0.1	—	—	—
Reclassification adjustment for pension settlement loss to earnings	131.9	(25.0)	106.9	—	—	—
Total other comprehensive income	$116.5	$(25.3)	$91.2	$6.9	$—	$6.9
Total comprehensive income			$7.7			$145.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	April 30, 2022	January 29, 2022	May 1, 2021	Notes
Assets
Current assets:
Cash and cash equivalents	$927.6	$1,418.3	$1,298.4
Accounts receivable, net	17.1	19.9	78.9	12
Other current assets	209.9	208.6	187.1
Income taxes	144.7	23.2	58.4
Inventories	2,216.2	2,060.4	2,019.0	13
Total current assets	3,515.5	3,730.4	3,641.8
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,265.9 (January 29, 2022 and May 1, 2021: $1,248.9 and $1,208.7, respectively)	561.1	575.9	544.5
Operating lease right-of-use assets	1,141.8	1,206.6	1,301.2	14
Goodwill	486.4	484.6	244.9	15
Intangible assets, net	313.5	314.2	190.6	15
Other assets	232.4	226.1	241.0
Deferred tax assets	35.6	37.3	16.8
Total assets	$6,286.3	$6,575.1	$6,180.8
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Accounts payable	$880.7	$899.8	$700.1
Accrued expenses and other current liabilities	610.6	501.6	517.2
Deferred revenue	336.9	341.3	310.0	3
Operating lease liabilities	287.2	300.0	345.7	14
Income taxes	24.4	28.0	24.5
Total current liabilities	2,139.8	2,070.7	1,897.5
Non-current liabilities:
Long-term debt	147.1	147.1	146.8	18
Operating lease liabilities	948.1	1,005.1	1,087.3	14
Other liabilities	103.7	117.6	108.9
Deferred revenue	867.1	857.6	797.7	3
Deferred tax liabilities	171.1	160.9	171.1
Total liabilities	4,376.9	4,359.0	4,209.3
Commitments and contingencies				21
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (January 29, 2022 and May 1, 2021: 0.625 shares outstanding, respectively)	652.6	652.1	650.9	6
Shareholders’ equity:
Common shares of $.18 par value: authorized 500 shares, 46.5 shares outstanding (January 29, 2022 and May 1, 2021: 49.9 and 52.7 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	236.8	231.2	252.2
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 23.5 shares (January 29, 2022 and May 1, 2021: 20.1 and 17.3 shares, respectively)	(1,474.2)	(1,206.7)	(965.2)
Retained earnings	2,740.9	2,877.4	2,304.2
Accumulated other comprehensive loss	(259.7)	(350.9)	(283.6)	9
Total shareholders’ equity	1,256.8	1,564.0	1,320.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,286.3	$6,575.1	$6,180.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Cash flows from operating activities
Net income (loss)	$(83.5)	$138.4
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	40.0	42.1
Amortization of unfavorable contracts	(0.5)	(1.4)
Share-based compensation	10.5	8.0
Deferred taxation	(14.9)	9.5
Pension settlement loss	131.9	—
Other non-cash movements	5.1	2.0
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	2.8	9.8
(Increase) decrease in other assets and other receivables	(7.3)	44.0
(Increase) decrease in inventories	(167.3)	19.3
Decrease in accounts payable	(23.6)	(122.2)
Increase in accrued expenses and other liabilities	105.1	18.0
Change in operating lease assets and liabilities	(4.4)	(31.2)
Increase in deferred revenue	5.4	34.4
Change in income tax receivable and payable	(125.6)	(8.4)
Pension plan contributions	(9.2)	(1.2)
Net cash (used in) provided by operating activities	(135.5)	161.1
Investing activities
Purchase of property, plant and equipment	(20.8)	(11.3)
Purchase of available-for-sale securities	—	(1.0)
Proceeds from sale of available-for-sale securities	0.5	1.9
Acquisitions, net of cash acquired	(1.9)	(14.4)
Net cash used in investing activities	(22.2)	(24.8)
Financing activities
Dividends paid on common shares	(9.0)	—
Dividends paid on redeemable convertible preferred shares	(8.2)	—
Repurchase of common shares	(268.2)	—
Other financing activities	(40.2)	(13.7)
Net cash used in financing activities	(325.6)	(13.7)
Cash and cash equivalents at beginning of period	1,418.3	1,172.5
(Decrease) increase in cash and cash equivalents	(483.3)	122.6
Effect of exchange rate changes on cash and cash equivalents	(7.4)	3.3
Cash and cash equivalents at end of period	$927.6	$1,298.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 29, 2022	$12.6	$231.2	$0.4	$(1,206.7)	$2,877.4	$(350.9)	$1,564.0
Net loss	—	—	—	—	(83.5)	—	(83.5)
Other comprehensive income	—	—	—	—	—	91.2	91.2
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.3)	—	(9.3)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	50.0	—	(318.2)	—	—	(268.2)
Net settlement of equity-based awards	—	(54.9)	—	50.7	(35.1)	—	(39.3)
Share-based compensation expense	—	10.5	—	—	—	—	10.5
Balance at April 30, 2022	$12.6	$236.8	$0.4	$(1,474.2)	$2,740.9	$(259.7)	$1,256.8

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 30, 2021	$12.6	$258.8	$0.4	$(980.2)	$2,189.2	$(290.5)	$1,190.3
Net income	—	—	—	—	138.4	—	138.4
Other comprehensive income	—	—	—	—	—	6.9	6.9
Dividends declared:
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Net settlement of equity-based awards	—	(14.6)	—	15.0	(14.8)	—	(14.4)
Share-based compensation expense	—	8.0	—	—	—	—	8.0
Balance at May 1, 2021	$12.6	$252.2	$0.4	$(965.2)	$2,304.2	$(283.6)	$1,320.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America, International, and Other. The “Other” reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. See Note 5 for additional discussion of the Company’s reportable segments.
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
The full extent and duration of the impact of COVID-19 on the Company’s operations and financial performance remains unknown and depends on future developments that are uncertain and unpredictable, including the duration and possible resurgence of COVID-19 (including through variants), the success of the vaccine rollout globally, its impact on the Company’s global supply chain, and the uncertainty of customer behavior and potential shifts in discretionary spending. The Company will continue to evaluate the impact of COVID-19 on its business, results of operations and cash flows throughout Fiscal 2023, including the potential impacts on various estimates and assumptions inherent in the preparation of the condensed consolidated financial statements.
Basis of preparation
The condensed consolidated financial statements of Signet are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Intercompany transactions and balances have been eliminated in consolidation. Signet has reclassified certain prior year amounts to conform to the current year presentation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the SEC on March 17, 2022.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2023 and Fiscal 2022 refer to the 52 week periods ending January 28, 2023 and ended January 29, 2022, respectively. Within these condensed consolidated financial statements, the first quarter of the relevant fiscal years 2023 and 2022 refer to the 13 weeks ended April 30, 2022 and May 1, 2021, respectively.

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
New accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during Fiscal 2023 that have a material impact on the Company’s financial position or results of operations.
New accounting pronouncements issued but not yet adopted
There are no new accounting pronouncements issued that are expected to have a material impact to the Company in future periods.
3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by banner, for the 13 weeks ended April 30, 2022 and May 1, 2021:

	13 weeks ended April 30, 2022				13 weeks ended May 1, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$667.3	$—	$—	$667.3	$676.8	$—	$—	$676.8
Zales	347.7	—	—	347.7	370.8	—	—	370.8
Jared	314.1	—	—	314.1	284.1	—	—	284.1
Banter by Piercing Pagoda	119.0	—	—	119.0	148.8	—	—	148.8
Diamonds Direct	106.3	—	—	106.3	—	—	—	—
James Allen	93.3	—	—	93.3	101.5	—	—	101.5
Peoples	45.4	—	—	45.4	34.6	—	—	34.6
International segment banners	—	110.0	—	110.0	—	57.4	—	57.4
Other (1)	11.9	—	23.3	35.2	1.4	—	13.4	14.8
Total sales	$1,705.0	$110.0	$23.3	$1,838.3	$1,618.0	$57.4	$13.4	$1,688.8
(1) Other includes primarily sales from Signet’s diamond sourcing initiative and Rocksbox.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 weeks ended April 30, 2022 and May 1, 2021:

	13 weeks ended April 30, 2022				13 weeks ended May 1, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$787.3	$50.1	$—	$837.4	$726.7	$28.8	$—	$755.5
Fashion	658.2	17.7	—	675.9	661.4	9.7	—	671.1
Watches	51.5	35.2	—	86.7	46.9	17.2	—	64.1
Services (1)	166.0	7.0	—	173.0	145.9	1.7	—	147.6
Other (2)	42.0	—	23.3	65.3	37.1	—	13.4	50.5
Total sales	$1,705.0	$110.0	$23.3	$1,838.3	$1,618.0	$57.4	$13.4	$1,688.8
(1)     Services primarily includes sales from service plans, repairs and subscriptions.
(2)     Other primarily includes sales from Signet’s diamond sourcing initiative and other miscellaneous non-jewelry sales.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 weeks ended April 30, 2022 and May 1, 2021:

	13 weeks ended April 30, 2022				13 weeks ended May 1, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,396.5	$89.9	$—	$1,486.4	$1,299.6	$29.5	$—	$1,329.1
E-commerce	300.4	20.1	—	320.5	318.4	27.9	—	346.3
Other (1)	8.1	—	23.3	31.4	—	—	13.4	13.4
Total sales	$1,705.0	$110.0	$23.3	$1,838.3	$1,618.0	$57.4	$13.4	$1,688.8
(1) Other primarily includes sales from Signet’s diamond sourcing initiative.
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
Deferred selling costs
Unamortized deferred selling costs as of April 30, 2022, January 29, 2022 and May 1, 2021 were as follows:

(in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Other current assets	$27.9	$28.4	$26.4
Other assets	87.3	87.8	86.1
Total deferred selling costs	$115.2	$116.2	$112.5
Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $10.8 million during the 13 weeks ended April 30, 2022 and $9.9 million during the 13 weeks ended May 1, 2021.

Deferred revenue
Deferred revenue as of April 30, 2022, January 29, 2022 and May 1, 2021 was as follows:

(in millions)	April 30, 2022	January 29, 2022	May 1, 2021
ESP deferred revenue	$1,125.9	$1,116.5	$1,049.4
Other deferred revenue (1)	78.1	82.4	58.3
Total deferred revenue	$1,204.0	$1,198.9	$1,107.7

Disclosed as:
Current liabilities	$336.9	$341.3	$310.0
Non-current liabilities	867.1	857.6	797.7
Total deferred revenue	$1,204.0	$1,198.9	$1,107.7
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
ESP deferred revenue, beginning of period	$1,116.5	$1,028.9
Plans sold (1)	123.8	124.1
Revenue recognized (2)	(114.4)	(103.6)
ESP deferred revenue, end of period	$1,125.9	$1,049.4
(1)    Includes impact of foreign exchange translation.
(2)    The Company recognized sales of $79.2 million and $72.6 million during the 13 weeks ended April 30, 2022 and May 1, 2021, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP.
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

Diamonds Direct

On November 17, 2021, the Company acquired all of the outstanding shares of Diamonds Direct USA Inc., a Delaware corporation (“Diamonds Direct”) for cash consideration of $503.1 million, net of cash acquired of $14.2 million and including the final additional payment of $1.9 million made in the first quarter of Fiscal 2023. Diamonds Direct is an off-mall, destination jeweler in the US, with a highly productive, efficient operating model with demonstrated growth and profitability which is expected to immediately contribute to Signet’s “Inspiring Brilliance” strategy to accelerate growth and expand the Company’s market in accessible luxury and bridal. Diamonds Direct’s strong value proposition, extensive bridal offering and customer-centric, high-touch shopping experience is a destination for younger, luxury-oriented bridal shoppers.

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

The following table presents the estimated fair value of the assets acquired and liabilities assumed from Diamonds Direct at the date of acquisition:

(in millions)
Inventories	$229.1
Property, plant and equipment	32.3
Right-of-use assets	56.9
Intangible assets	126.0
Other assets	6.7
Identifiable assets acquired	451.0

Accounts payable	46.8
Deferred revenue	26.1
Operating lease liabilities	57.6
Deferred taxes	33.6
Other liabilities	27.6
Liabilities assumed	191.7
Identifiable net assets acquired	259.3
Goodwill	243.8
Net assets acquired	$503.1

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
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations principally as Kay (Kay Jewelers and Kay Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared The Galleria Of Jewelry and Jared Vault), Diamonds Direct, James Allen, Banter by Piercing Pagoda, which primarily operates through mall-based kiosks, and Rocksbox. Its Canadian stores operate as Peoples Jewellers.
The International reportable segment operates stores in the UK, Republic of Ireland and Channel Islands. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally under the H. Samuel and Ernest Jones banners.
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Sales:
North America segment	$1,705.0	$1,618.0
International segment	110.0	57.4
Other segment	23.3	13.4
Total sales	$1,838.3	$1,688.8

Operating income (loss):
North America segment (1)	$24.8	$212.0
International segment	(6.4)	(19.7)
Other segment	3.0	(0.9)
Corporate and unallocated expenses	(21.2)	(22.7)
Total operating income	0.2	168.7
Interest expense, net	(4.4)	(3.9)
Other non-operating income (expense)	(134.5)	0.1
Income (loss) before income taxes	$(138.7)	$164.9

(1)    Operating income during the 13 weeks ended April 30, 2022 includes $4.4 million of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct acquisition and $190.0 million related to pre-tax litigation charges. See Note 21 for additional information.
Operating income during the 13 weeks ended May 1, 2021 includes $1.1 million of acquisition-related expenses in connection with the Rocksbox acquisition; a $0.7 million credit to restructuring expense, primarily related adjustments previously recognize restructuring liabilities; and $1.5 million of net asset impairments.
6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 shares of Series A Redeemable Convertible Preference Shares (“Preferred Shares”) to certain affiliates of Leonard Green & Partners, L.P., for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears either in cash or by increasing the stated value of the Preferred Shares. The Company has declared all Preferred Share dividends in Fiscal 2022 and Fiscal 2023 payable in cash. Refer to Note 7 for additional discussion of the Company’s dividends on Preferred Shares.

(in millions, except conversion rate and conversion price)	April 30, 2022	January 29, 2022	May 1, 2021
Conversion rate	12.2297	12.2297	12.2297
Conversion price	$81.7682	$81.7682	$81.7682
Potential impact of preferred shares if-converted to common shares	8.0	8.0	8.0
Liquidation preference (1)	$665.0	$665.1	$665.0
(1) Includes the stated value of the Preferred Shares plus any declared but unpaid dividends
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the Preferred Shares carrying value and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $9.4 million as of April 30, 2022 (January 29, 2022 and May 1, 2021: $9.0 million and $7.7 million, respectively).
Accretion of $0.4 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 weeks ended April 30, 2022 ($0.4 million for the 13 weeks ended May 1, 2021).
7. Shareholders’ equity
Dividends on Common Shares
As a result of COVID-19, Signet’s Board of Directors (the “Board”) elected to temporarily suspend the dividend program on common shares, effective in the first quarter of Fiscal 2021. The Board elected to reinstate the dividend program on common shares beginning in second quarter of Fiscal 2022. Dividends declared on the common shares during the 13 weeks ended April 30, 2022 and May 1, 2021 were as follows:

	Fiscal 2023		Fiscal 2022
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter (1)	$0.20	$9.3	$—	$—
(1) Signet’s dividend policy results in the common share dividend payment date being a quarter in arrears from the declaration date. As a result, as of April 30, 2022, $9.3 million was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet reflecting the cash dividends on common shares declared for the first quarter of Fiscal 2023. There were no dividends declared or accrued as of May 1, 2021.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 13 weeks ended April 30, 2022 and May 1, 2021 were as follows:

	Fiscal 2023		Fiscal 2022
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter (1)	$13.14	$8.2	$13.14	$8.2
(1)    Signet’s dividend policy results in the preferred share dividend payment date being a quarter in arrears from the declaration date. As a result, as of April 30, 2022 and May 1, 2021, $8.2 million and $8.2 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the dividends on the Preferred Shares declared for the first quarter of Fiscal 2023 and Fiscal 2022, respectively.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net income (loss) attributable to common shareholders during the 13 weeks ended April 30, 2022 or May 1, 2021. See Note 6 for additional discussion of the Company’s Preferred Shares.
Share repurchases
On August 23, 2021, the Board authorized a reinstatement of repurchases under the 2017 Share Repurchase Program (the “2017 Program”). During Fiscal 2022, the Board also authorized an increase in the remaining amount of shares authorized for repurchase under the 2017 Program by $559.4 million, bringing the total authorization to $1.2 billion as of January 29, 2022. The 2017 Program had $145.0 million of shares authorized for repurchase remaining as of April 30, 2022. In June 2022, the Board authorized an additional increase of the 2017 Program by $500 million, bringing the total authorization to $1.7 billion.
On January 21, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase the Company’s common shares for an aggregate amount of $250 million. On January 24, 2022, the Company made a prepayment of $250 million and took delivery of 2.5 million shares based on a price of $80 per share, which is 80% of the total prepayment amount. On March 14, 2022, the Company received an additional 0.8 million shares, representing the remaining 20% of the total prepayment and final settlement of the ASR. The number of shares received at final settlement was based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR. The ASR was accounted for as a purchase of common shares and a forward purchase contract.
The share repurchase activity during the 13 weeks ended April 30, 2022 and May 1, 2021 were as follows:

		13 weeks ended April 30, 2022			13 weeks ended May 1, 2021
(in millions, except per share amounts	Amount authorized	Shares repurchased	Amount repurchased (1)(2)	Average repurchase price per share (2)	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program	$1,159.4	4.3	$318.2	$73.42	—	$—	N/A
(1)    The amount repurchased in Fiscal 2023 includes $50 million related to the forward purchase contract in the ASR.
(2)    Includes amounts paid for commissions.
8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	April 30, 2022	May 1, 2021
Numerator:
Net income (loss) attributable to common shareholders	$(92.1)	$129.8
Denominator:
Weighted average common shares outstanding	48.8	52.1
EPS – basic	$(1.89)	$2.49

The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares, restricted stock units, performance-based restricted stock units and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of performance share units represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period, and is based on the actual achievement of performance metrics through the end of the current interim period. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which preferred shares are dilutive, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net income (loss) attributable to common shareholders. See Note 6 for additional discussion of the Company’s preferred shares.
The computation of diluted EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	April 30, 2022	May 1, 2021
Numerator:
Net income (loss) attributable to common shareholders	$(92.1)	$129.8
Add: Dividends on Preferred Shares	—	8.6
Numerator for diluted EPS	$(92.1)	$138.4
Denominator:
Basic weighted average common shares outstanding	48.8	52.1
Plus: Dilutive effect of share awards	—	1.9
Plus: Dilutive effect of preferred shares	—	8.0
Diluted weighted average common shares outstanding	48.8	62.0
EPS – diluted	$(1.89)	$2.23

The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive:

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Share awards	2.4	—
Potential impact of preferred shares	8.0	—
Total anti-dilutive shares	10.4	—
9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial losses	Prior service costs	Accumulated other comprehensive income (loss)
Balance at January 29, 2022	$(244.3)	$0.2	$0.4	$(103.3)	$(3.9)	$(350.9)
Other comprehensive income (loss) (“OCI”) before reclassifications	(16.8)	(0.3)	1.0	(0.4)	—	(16.5)
Amounts reclassified from AOCI to earnings	—	—	—	104.1	3.6	107.7
Net current period OCI	(16.8)	(0.3)	1.0	103.7	3.6	91.2
Balance at April 30, 2022	$(261.1)	$(0.1)	$1.4	$0.4	$(0.3)	$(259.7)

The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021	Statement of operations caption
Losses on cash flow hedges:
Foreign currency contracts	$—	$0.1	Cost of sales (see Note 16)
Commodity contracts	—	0.1	Cost of sales (see Note 16)
Total before income tax	—	0.2
Income taxes	—	—
Net of tax	—	0.2

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	0.9	0.2	Other non-operating income (expense)
Amortization of unrecognized net prior service costs	0.1	—	Other non-operating income (expense)
Pension settlement loss	131.9	—	Other non-operating income (expense)
Total before income tax	132.9	0.2
Income taxes	(25.2)	—
Net of tax	107.7	0.2

Total reclassifications, net of tax	$107.7	$0.4
10. Income taxes

	13 weeks ended
	April 30, 2022	May 1, 2021
Estimated annual effective tax rate before discrete items	20.6%	18.6%
Discrete items recognized	19.2%	(2.5)%
Effective tax rate recognized in statements of operations	39.8%	16.1%
During the 13 weeks ended April 30, 2022, the Company’s effective tax rate was higher than the US federal income tax rate, primarily as a result of the discrete tax benefits related to litigation charges of $47.7 million, the reclassification of the pension settlement loss out of AOCI of $25.0 million and the excess tax benefit for share-based compensation which vested during the year of $13.0 million.

The Company’s effective tax rate for the same period during the prior year was lower than the US federal income tax rate primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements.
As of April 30, 2022, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of January 29, 2022.
11. Credit transactions
Credit card outsourcing programs
The Company has entered into various agreements with Comenity Bank (“Comenity”) and Genesis Financial Solutions (“Genesis”) through its subsidiaries Sterling Jewelers Inc. (“Sterling”) and Zale Delaware, Inc. (“Zale”), to outsource its private label credit card programs. Under the original agreements, Comenity provided credit services to all prime credit customers for the Sterling banners, and to all credit card customers for the Zale banners. In May 2021, both the Sterling and Zale agreements with Comenity and Genesis were amended and restated to provide credit services to prime and non-prime customers.

The non-prime portion of the Sterling credit card portfolio was previously outsourced to CarVal Investors (“CarVal”), Castlelake, L.P. (“Castlelake”) and Genesis (collectively with CarVal and Castlelake, the “Investors”). Under agreements with the Investors, Signet remained the issuer of non-prime credit with investment funds managed by the Investors purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Prior to March 2022 as described below, Signet held the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counterparty in accordance with the agreements.

In March 2021, the Company provided notice to the Investors of its intent not to extend the respective agreements with such Investors beyond the expiration date of June 30, 2021. Effective July 1, 2021, all new prime and non-prime account origination will occur in accordance with the Comenity and Genesis agreements described above.
Fiscal 2023 amended and restated agreements
In March 2022, the Company entered into amended and restated receivable purchase agreements with the Investors regarding the purchase of add-on receivables on such Investors’ existing accounts. Under the amended and restated agreements, The Bank of Missouri will be the issuer for the add-on receivables on these existing accounts and the Investors will purchase the receivables from The Bank of Missouri.
In conjunction with the above agreements in March 2022, the Company entered into agreements with the Investors to transfer all existing cardholder accounts previously originated by Signet to The Bank of Missouri. Therefore, the Company will no longer originate any credit receivables with customers.
12. Accounts receivable, net
The following table presents the components of Signet’s accounts receivable:

(in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Customer in-house finance receivables, net	$—	$—	$61.5
Accounts receivable, trade	17.1	18.3	9.5
Accounts receivable, held for sale	—	1.6	7.9
Accounts receivable, net	$17.1	$19.9	$78.9

During Fiscal 2021, the various agreements with the Investors discussed in Note 11 pertaining to the purchase of non-prime forward flow receivables were terminated and new agreements were executed which were effective until June 30, 2021. Those new agreements provided that the Investors continued to purchase add-on non-prime receivables created on existing customer accounts but Signet retained all forward flow non-prime receivables created for new customers beginning in the second quarter of Fiscal 2021. Upon expiration of the amended agreements in June 2021, Signet sold all existing customer in-house finance receivables to CarVal and Castlelake during the second quarter of Fiscal 2022. As a result of the amended and restated agreements entered into with Comenity, Genesis, and the Investors during the second quarter of Fiscal 2022, Signet no longer retains any customer in-house finance receivables.
As described in Note 11, Signet is no longer the issuer of non-prime credit for add-on purchases on existing accounts. Therefore, the Company no longer holds these non-prime credit receivables. Prior to the March 2022 amendments, receivables originated by the Company but pending transfer to the Investors as of period end were classified as “held for sale” and included in accounts receivable in the condensed consolidated balance sheets. As of January 29, 2022 and May 1, 2021, the accounts receivable held for sale were recorded at fair value.
Accounts receivable, trade primarily includes amounts receivable relating to accounts receivable from the Company’s diamond sourcing initiative in the Other reportable segment.
Customer in-house finance receivables
As discussed above, the Company began retaining certain customer in-house finance receivables beginning in the second quarter of Fiscal 2021 through the date of the portfolio sale in June 2021. The allowance for credit losses related to these receivables was an estimate of expected credit losses, measured over the estimated life of its credit card receivables that considers forecasts of future economic conditions in addition to information about past events and current conditions.
To estimate its allowance for credit losses, the Company segregated its credit card receivables into credit quality categories using the customers’ FICO scores. The following three industry standard FICO score categories were used:

•620 to 659 (“Near Prime”)
•580 to 619 (“Subprime”)
•Less than 580 (“Deep Subprime”)

The vintage year was Fiscal 2021 for all customer in-house finance receivables presented below. The following table disaggregates the Company’s customer in-house finance receivables by credit quality:

(in millions)	May 1, 2021
Near Prime	$46.0
Subprime	26.2
Deep Subprime	10.7
Total at amortized cost	$82.9

The following table is a rollforward of the Company’s allowance for credit losses on customer in-house finance receivables:

13 weeks ended
(in millions)	May 1, 2021
Beginning balance	$25.5
Provision for credit losses	(1.2)
Write-offs	(2.9)
Ending balance	$21.4

Additions to the allowance for credit losses were made by recording charges to bad debt expense (credit losses) within selling, general and administrative expenses within the condensed consolidated statements of operations.

The following table disaggregates the Company’s customer in-house finance receivables by past due status:

(in millions)	May 1, 2021
Current	$69.2
1 - 30 days past due	5.4
31 - 60 days past due	1.9
61 - 90 days past due	1.9
Greater than 90 days past due	4.5
Total at amortized cost	$82.9

Interest income related to the Company’s customer in-house finance receivables is included within other operating income (expense) in the condensed consolidated statements of operations. Accrued interest was included within the same line item as the respective principal amount of the customer in-house finance receivables in the condensed consolidated balance sheets. The accrual of interest was discontinued at the time the receivable is determined to be uncollectible and written-off. The Company recognized $4.0 million of interest income on its customer in-house finance receivables during the 13 weeks ended May 1, 2021. Interest income recognition ceased at the date of the sale of the portfolio as noted above.
13. Inventories
The following table summarizes the details of the Company’s inventory:

(in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Raw materials	$107.2	$75.8	$72.9
Merchandise inventories	2,109.0	1,984.6	1,946.1
Total inventories	$2,216.2	$2,060.4	$2,019.0

14. Leases
The Company deferred substantially all of its rent payments due in the months of April 2020 and May 2020. As of April 30, 2022, the Company had approximately $12 million of deferred rent payments remaining primarily in the UK. This remaining deferred rent is expected to be substantially repaid by the end of Fiscal 2023. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any such interest or penalties to be probable. In April 2020, the FASB granted guidance (hereinafter, the practical expedient) permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of COVID-19. Instead, the entity may account for COVID-19 related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. In accordance with this practical expedient, the Company elected not to account for any concessions granted by landlords as a result of COVID-19 as lease modifications. Rent abatements under the practical expedient would be recorded as a negative variable lease cost. The Company negotiated with substantially all of its landlords and has received certain concessions in the form of rent deferrals and other lease or rent modifications. In addition, the Company recorded lease expense during the deferral periods in accordance with its existing policies.

Total lease costs consist of the following:

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Operating lease cost	$97.4	$105.6
Short-term lease cost	12.7	0.8
Variable lease cost	29.4	30.6
Sublease income	(0.6)	(0.7)
Total lease cost	$138.9	$136.3
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
In connection with the acquisition of Rocksbox on March 29, 2021, the Company recognized $11.6 million of definite-lived intangible assets and $4.6 million of goodwill, which are reported in the North America reportable segment. The weighted-average amortization period of the definite-lived intangibles assets acquired is eight years.
In connection with the acquisition of Diamonds Direct on November 17, 2021, the Company recognized $126.0 million of indefinite-lived intangible assets related to the Diamonds Direct trade name and $243.8 million of goodwill, which are reported in the North America reportable segment. Refer to Note 4 for additional information.
Fiscal 2023
During the 13 weeks ended April 30, 2022, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceed their fair values.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 29, 2022 (1)	$484.6
Acquisitions (2)	1.8
Balance at April 30, 2022 (1)	$486.4
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million as of April 30, 2022 and January 29, 2022.

(2)    The change in goodwill during the period primarily represents an increase related to the finalization of the purchase price consideration of Diamonds Direct. Refer to Note 4 for additional information.
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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	April 30, 2022			January 29, 2022			May 1, 2021
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$15.8	$(5.9)	$9.9	$15.8	$(5.3)	$10.5	$17.1	$(4.6)	$12.5
Indefinite-lived intangible assets (1)	303.6	—	303.6	303.7	—	303.7	178.1	—	178.1
Total intangible assets, net	$319.4	$(5.9)	$313.5	$319.5	$(5.3)	$314.2	$195.2	$(4.6)	$190.6

Intangible liabilities, net	$(38.0)	$31.3	$(6.7)	$(38.0)	$30.8	$(7.2)	$(38.0)	$29.0	$(9.0)
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
Signet’s policy is to reduce the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Board. In particular, when price and volume warrants such actions, Signet undertakes hedging of its requirements for gold through the use of forward purchase contracts, options and net zero premium collar arrangements (a combination of forwards and option contracts).
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of April 30, 2022, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of April 30, 2022 was $18.8 million (January 29, 2022 and May 1, 2021: $11.2 million and $19.0 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (January 29, 2022 and May 1, 2021: 10 months and 12 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of April 30, 2022 was $95.5 million (January 29, 2022 and May 1, 2021: $93.8 million and $108.8 million, respectively).
Commodity forward purchase contracts and net zero premium collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw materials. Trading for these contracts was suspended during Fiscal 2022 due to the commodity price environment and there were no commodity derivative contracts outstanding as of April 30, 2022, January 29, 2022, and May 1, 2021.
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of April 30, 2022, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	April 30, 2022	January 29, 2022	May 1, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.2	$0.3	$0.1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	—	0.1
Total derivative assets		$1.2	$0.3	$0.2

	Fair value of derivative liabilities
(in millions)	Balance sheet location	April 30, 2022	January 29, 2022	May 1, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$—	$(0.3)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(2.8)	(1.3)	(0.5)
Total derivative liabilities		$(2.8)	$(1.3)	$(0.8)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Foreign currency contracts	$1.7	$0.5	$(0.6)
Commodity contracts	—	—	(0.4)
Gains (losses) recorded in AOCI	$1.7	$0.5	$(1.0)

The following tables summarize the effect of derivative instruments designated as cash flow hedges on OCI and the condensed consolidated statements of operations:
Foreign currency contracts

		13 weeks ended
(in millions)	Statement of operations caption	April 30, 2022	May 1, 2021
Gains (losses) recorded in AOCI, beginning of period		$0.5	$(0.7)
Current period gains (losses) recognized in OCI		1.2	—
Losses (gains) reclassified from AOCI to earnings	Cost of sales (1)	—	0.1
Gains (losses) recorded in AOCI, end of period		$1.7	$(0.6)

Commodity contracts

		13 weeks ended
(in millions)	Statement of operations caption	April 30, 2022	May 1, 2021
Gains (losses) recorded in AOCI, beginning of period		$—	$(0.4)
Current period gains (losses) recognized in OCI		—	(0.1)
Losses (gains) reclassified from AOCI to earnings	Cost of sales (1)	—	0.1
Gains (losses) recorded in AOCI, end of period		$—	$(0.4)
(1)    Refer to the condensed consolidated statements of operations for total amounts of each financial statement caption impacted by cash flow hedges.

There were no discontinued cash flow hedges during the 13 weeks ended April 30, 2022 and May 1, 2021 as all forecasted transactions are expected to occur as originally planned. As of April 30, 2022, based on current valuations, the Company expects approximately $1.4 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.

Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statements of operations:

		13 weeks ended
(in millions)	Statement of operations caption	April 30, 2022	May 1, 2021
Foreign currency contracts	Other operating income (expense)	$(4.8)	$0.9
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

	April 30, 2022			January 29, 2022			May 1, 2021
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$4.4	$4.4	$—	$4.5	$4.5	$—	$5.1	$5.1	$—
Foreign currency contracts	1.2	—	1.2	0.3	—	0.3	0.2	—	0.2
US government agency securities	2.0	—	2.0	2.0	—	2.0	3.1	—	3.1
Corporate bonds and notes	5.2	—	5.2	5.8	—	5.8	6.2	—	6.2
Total assets	$12.8	$4.4	$8.4	$12.6	$4.5	$8.1	$14.6	$5.1	$9.5

Liabilities:
Foreign currency contracts	$(2.8)	$—	$(2.8)	$(1.3)	$—	$(1.3)	$(0.8)	$—	$(0.8)
Total liabilities	$(2.8)	$—	$(2.8)	$(1.3)	$—	$(1.3)	$(0.8)	$—	$(0.8)

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

	April 30, 2022		January 29, 2022		May 1, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$147.1	$147.2	$147.1	$150.0	$146.8	$150.8

18. Loans, overdrafts and long-term debt

(in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.7	$147.7	$147.6
Gross debt	$147.7	$147.7	$147.6
Less: Unamortized debt issuance costs	(0.6)	(0.6)	(0.8)
Total long-term debt	$147.1	$147.1	$146.8
Senior unsecured notes due 2024
On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.70% senior unsecured notes due in 2024 (the “Senior Notes”). The Senior Notes were issued under an effective registration statement previously filed with the SEC. The Senior Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries.
On September 5, 2019, Signet UK Finance announced the commencement of a tender offer to purchase any and all of its outstanding Senior Notes (the “Tender Offer”). Signet UK Finance tendered $239.6 million of the Senior Notes, representing a purchase price of $950.00 per $1,000.00 in principal, leaving $147.8 million of the Senior Notes outstanding after the Tender Offer.
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
On July 28, 2021, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to amend the ABL Facility. The Second Amendment extended the maturity of the ABL Facility from September 27, 2024 to July 28, 2026 and allows the Company to increase the size of the ABL Facility by up to $600 million.
The Company had available borrowing capacity of $1.2 billion on the ABL Revolving Facility as of April 30, 2022.
19. Warranty reserve
The North America segment provides a product lifetime diamond guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six-month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. A similar product lifetime guarantee is also provided on color gemstones. The warranty reserve for diamond and gemstone guarantees, included in accrued expenses and other current liabilities and other non-current liabilities, is as follows:

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Warranty reserve, beginning of period	$36.0	$37.3
Warranty expense	4.7	0.7
Utilized (1)	(3.0)	(2.5)
Warranty reserve, end of period	$37.7	$35.5
(1)     Includes impact of foreign exchange translation.

(in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Disclosed as:
Current liabilities	$10.6	$10.2	$10.2
Other liabilities - non-current	27.1	25.8	25.3
Total warranty reserve	$37.7	$36.0	$35.5

20. Other operating and non-operating income (expense)
The following table provides the components of other operating income (expense) for the 13 weeks ended April 30, 2022 and May 1, 2021:

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Litigation charges (1)	$(190.0)	$—
Interest income from customer in-house finance receivables (2)	—	4.0
Other	(0.4)	(1.7)
Other operating income (expense)	$(190.4)	$2.3
(1)    See Note 21 for additional information.
(2)    See Note 12 for additional information.
The following table provides the components of other non-operating income (expense) for the 13 weeks ended April 30, 2022 and May 1, 2021:

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Pension settlement (1)	$(131.9)	$—
Other	(2.6)	0.1
Other non-operating income (expense)	$(134.5)	$0.1
(1)    See Note 22 for additional information.
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

On June 8, 2022, SJI and the Claimants reached a settlement agreement, which is subject to preliminary and final approval after notice to the class. The proposed settlement provides for the dismissal of the arbitration with prejudice and includes payments totaling approximately $175 million. As a result of the proposed settlement, the Company recorded a pre-tax charge of $190 million within other operating expense in the condensed consolidated statement of operations during the first quarter ended April 30, 2022. The settlement charge includes the payments to the Claimants, estimated employer payroll taxes, class administration fees and Claimants’ counsel attorney fees and costs. If the agreement is approved, the Company expects to fund the settlement in the third quarter of Fiscal 2023.

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

Four additional actions were filed against the Company and certain former executives largely based on the same allegations as the Consolidated Action. Soon thereafter these four actions were filed, the Court entered orders staying these actions until entry of final judgment in the Consolidated Action. On June 27, 2020, the Company and plaintiffs in the four stayed actions (the “Opt-Out Plaintiffs”) reached a settlement in principle, which was finalized on July 10, 2020 requiring the Opt-Out Plaintiffs to rejoin the Consolidated Action. The Company recorded pre-tax charges related to the settlement of $7.5 million (net of expected insurance recovery) and $1.7 million during Fiscal 2021 and Fiscal 2022, respectively. The final amount owed to the Opt-Out Plaintiffs was paid during the first quarter of Fiscal 2023.

22. Retirement plans

Signet operates a defined benefit pension plan in the UK (the “Pension Scheme”) which ceased to admit new employees effective April 2004. The Pension Scheme provides benefits to participating eligible employees. Beginning in Fiscal 2014, a change to the benefit structure was implemented and members’ benefits that accumulate after that date were based upon career average salaries, whereas previously, all benefits were based on salaries at retirement. In September 2017, the Company approved an amendment to freeze benefit accruals under the Pension Scheme in an effort to reduce anticipated future pension expense. As a result of this amendment, the Company froze the pension plan for all participants with an effective date of October 2019 as elected by the plan participants. All future benefit accruals under the plan have thus ceased as of that date.

On July 29, 2021, Signet Group Limited (“SGL”), a wholly-owned subsidiary of the Company, entered into an agreement (the “Agreement”) with Signet Pension Trustee Limited (the “Trustee”), as trustee of the Pension Scheme, to facilitate the Trustee entering into a bulk purchase annuity policy ("BPA") securing accrued liabilities under the Pension Scheme with Rothesay Life Plc ("Rothesay") and subsequently, to wind up the Pension Scheme. The BPA is held by the Trustee as an asset of the Pension Scheme (the "buy-in") in anticipation of Rothesay subsequently (and in accordance with the terms of the BPA) issuing individual annuity contracts to each of the 1,909 Pension Scheme members (or their eligible beneficiaries) ("Transferred Participants") covering their accrued benefits (a full “buy-out”), following which the BPA will terminate and the Trustee will wind up the Pension Scheme (collectively, the “Transactions”).

Under the terms of the Agreement, SGL has contributed £14.0 million to date (approximately $18.9 million) to the Pension Scheme to enable the Trustee to pay for any and all costs incurred by the Trustee as part of the Transactions. The initial contribution of £7.0 million (approximately $9.7 million) was paid on August 4, 2021, and the Trustee transferred substantially all Plan assets into the BPA on August 9, 2021. SGL contributed an additional £7.0 million (approximately $9.2 million) to the Pension Scheme on March 23, 2022 to faciliate the Trustee funding the balancing premium to Rothesay. SGL is expected to contribute up to an additional

£2.0 million (approximately $2.7 million) to the Pension Scheme to enable the Trustee to pay the remaining costs of the Transactions and wind up the Pension Scheme.

On April 22, 2022, the Trustee entered into a Deed Poll agreement with Rothesay and a Deed of Assignment with SGL to facilitate the assignment of individual policies for a significant portion of the Transferred Participants (“Assigned Participants”). The Deed Poll and Deed of Assignment, collectively, irrevocably relieve SGL and the Trustee of its obligations under the policies to the Assigned Participants. In addition, during the first quarter of Fiscal 2023, certain Transferred Participants elected to take a voluntary wind-up lump sum distribution and thus no further liability exists for this group.

In the first quarter of Fiscal 2023, as a result of the Deed Poll and Deed of Assignment, as well as the voluntary lump sum distributions, the Company has determined that a transfer of all remaining risks has occurred with respect to these groups of participants. Thus, management concluded that the Company triggered settlement accounting and performed a remeasurement of the Pension Scheme, which resulted in a non-cash, pre-tax settlement charge of $131.9 million recorded within other non-operating income (expense) within the condensed consolidated statements of operations during the first quarter of Fiscal 2023. This charge relates to the pro-rata recognition of previously unrecognized actuarial losses and prior service costs out of AOCI and into earnings associated with the Assigned Participants, as well as the voluntary lump sum distributions noted above. The Company expects to settle the remaining obligations and wind up the Pension Scheme by the end of Fiscal 2023.

The components of net periodic pension benefit cost for the Pension Scheme are as follows:

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Components of net periodic benefit (cost) income:
Interest cost	$(0.9)	$(1.0)
Expected return on plan assets	0.6	1.3
Amortization of unrecognized actuarial losses	(0.9)	(0.2)
Amortization of unrecognized net prior service costs	(0.1)	—
Pension settlement loss	(131.9)	—
Total net periodic benefit (cost) income	$(133.2)	$0.1

All components of net periodic benefit cost are charged to other non-operating income (expense), in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis in this Item 2 is intended to provide the reader with information that will assist in understanding the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our condensed consolidated financial statements and notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 17, 2022. This discussion contains forward-looking statements and information. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the “Forward-Looking Statements” below and elsewhere in this report, as well as in the “Risk Factors” section within Signet’s Fiscal 2022 Annual Report on Form 10-K.
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 weeks ended April 30, 2022 and May 1, 2021.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: the negative impacts that the COVID-19 pandemic has had, and could have in the future, on Signet's business, financial condition, profitability and cash flows; the effect of steps we take in response to the pandemic; the severity, duration and potential resurgence of the pandemic (including through variants), including whether it is necessary to temporarily reclose our stores, distribution centers and corporate facilities or for our suppliers and vendors to temporarily reclose their facilities; the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain, our ability to attract and retain labor especially if COVID-19 vaccine mandates are implemented, consumer behaviors such as willingness to congregate in shopping centers and shifts in spending away from the jewelry category toward more experiential purchases, the impacts of the expiration of government stimulus on overall consumer spending, our level of indebtedness and covenant compliance, availability of adequate capital, our ability to execute our business plans, our lease obligations and relationships with our landlords, and asset impairments; general economic or market conditions, including impacts of inflation or other pricing environment factors on the Company's commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position, including the impacts of inflation and rising prices on necessities such as gas and groceries; our ability to optimize Signet's transformation strategies; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the relevant outsourcing agreements; deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently proposed by the SEC; global economic conditions or other developments related to the United Kingdom's exit from the European Union; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; seasonality of Signet's business; the merchandising, pricing and inventory policies followed by Signet and failure to manage inventory levels; Signet's relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize Signet's multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of Signet's OmniChannel retailing and ability to increase digital sales, as well as management of its digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize Signet's real estate footprint; the ability to satisfy the accounting requirements for "hedge accounting," or the default or insolvency of a counterparty to a hedging contract; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to Signet's information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and jurisdictions in which Signet's subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; difficulty or delay in executing or integrating an acquisition, including Diamonds Direct, or executing other major business or strategic initiatives; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions; or the impact of weather-related incidents, natural disasters, organized crime or theft, strikes, protests, riots or terrorism, acts of war (including the ongoing Russian-Ukraine conflict), or another public health crisis or disease outbreak, epidemic or pandemic on Signet's business.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” and “Forward-Looking Statements” sections of Signet’s Fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 17, 2022 and quarterly reports on Form 10-Q and the “Safe Harbor Statements” in current reports on Form 8-K filed with the SEC. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. The Company, with 2,854 stores and kiosks as of April 30, 2022, manages its business by geography, a description of which follows:
•The North America segment has 2,413 locations in the US and 94 locations in Canada as of April 30, 2022.
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
•The International segment has 347 stores in the UK, Republic of Ireland and Channel Islands. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally under the H. Samuel and Ernest Jones banners.
Certain Company activities are managed in the “Other” segment for financial reporting purposes, including the Company’s diamond sourcing function and its diamond polishing factory in Botswana. See Note 5 of Item 1 for additional information regarding the Company’s reportable segments.
Diamonds Direct acquisition
On November 17, 2021, the Company finalized its acquisition of Diamonds Direct USA Inc. (“Diamonds Direct”) for cash consideration of $503.1 million, net of cash acquired. Diamonds Direct is an off-mall, destination jeweler in the US operating with a highly productive, efficient operating model with demonstrated growth and profitability. Diamonds Direct has been immediately accretive to Signet following the acquisition date. Diamonds Direct's strong value proposition, extensive bridal offering and customer centric, high-touch shopping experience is a destination for younger, luxury-oriented bridal shoppers. Diamonds Direct strategically expands Signet’s market in accessible luxury and bridal, provides access to a new customer base and furthers Signet’s opportunity to build lifetime customer relationships. Signet plans to grow Diamonds Direct while driving operating margin expansion over time through operating synergies in purchasing, targeted marketing and connected commerce.

Overall performance
Signet’s sales grew 8.9% during the first quarter of Fiscal 2023 compared to the same quarter of Fiscal 2022, as the Company’s growth continues to be fueled by the addition of Diamonds Direct to Signet’s portfolio in the fourth quarter of Fiscal 2022. In addition, organic growth of 2.6% in the first quarter was driven by the reopening of the UK and Canadian stores which were closed for most of the first quarter in the prior year; however, this growth was tempered by the impacts of lapping benefits from last year’s government stimulus, shifts in consumer spending to experiences and travel, and inflationary factors on consumer spending, which was particularly apparent in categories with lower price points. The Company’s overall performance continues to reflect sustainable enhancements to Signet’s connected commerce capabilities, digital marketing effectiveness, the strength of Signet’s banner differentiation and inventory management. The Company’s focus on its connected commerce shopping experience, both online and in-store, helped maintain strong conversion rates and improve average transaction values during the first quarter of Fiscal 2023. During Fiscal 2023, the Company will continue to execute the initiatives under its Inspiring Brilliance strategy, which is focused on the achievement of sustainable, industry leading growth. As described in the Purpose and Strategy section within Item 1 of Annual Report on Form 10-K for the year ended January 29, 2022 with the SEC on March 17, 2022, through its Inspiring Brilliance strategy, the Company will focus on leveraging its core strengths that it developed over the past four years with the goal of creating a broader mid-market and increasing Signet’s share of that larger market as the industry leader.

Refer to the “Results of Operations” section below for further information on performance during the first quarter of Fiscal 2023.
Outlook
As noted above, Signet’s performance during the first quarter of Fiscal 2023 reflected the lapping of some of the benefits from last year's government stimulus, mitigating the impact of inflation, and concurrent shifts in increased consumer spending to experiences and travel. Following a year of heightened growth, jewelry industry revenues are expected to be flat to down slightly for the remainder of Fiscal 2023, as consumer discretionary spending on categories such as jewelry is expected to decline, in favor of experience related spending. In addition, the Company anticipates that discretionary spending in jewelry will continue to be adversely impacted by rising prices on necessities such as gas and groceries, as well as less disposable income by consumers as a result of the expiration of government stimulus programs, particularly on the Company’s product assortments at lower price points. However, the magnitude and timing of both inflationary factors and the shift in spending are difficult to predict, as is whether these pressures will ultimately impact other product categories, such as those at higher price points. The Company believes that its banner value propositions and differentiation, including the addition of Diamonds Direct to Signet’s portfolio, the strength of the Company’s product assortment and its investments in digital capabilities and flexible fulfillment methods are expected to continue fueling a strong response from customers across most merchandise categories and banners in Fiscal 2023. Furthermore, the Company will continue its diligent and effective efforts to drive structural cost savings and mitigate supply chain disruption.

The Company continues to monitor the potential impacts of the novel coronavirus (“COVID-19”) and other macroeconomic factors on its business, such as inflation and the conflict in Ukraine. Continued uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as potential resurgence of COVID-19 in key trade areas, pricing and inflationary environment changes impacting the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or the consumers’ ability to spend described above, the Company’s ability to recruit and retain qualified team members, organized retail crime, or extended duration of heightened unemployment in certain trade areas.

RESULTS OF OPERATIONS
The following should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2022 Annual Report on Form 10-K.
Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
•Same store sales: Up 2.5%.
•Total sales: $1.84 billion, increased 8.9%.
•Operating income: $0.2 million compared to $168.7 million in the prior year.
•Diluted earnings (loss) per share: $(1.89) compared to $2.23 in the prior year.

	First Quarter
	Fiscal 2023		Fiscal 2022
(in millions)	$	% of sales	$	% of sales
Sales	$1,838.3	100.0%	$1,688.8	100.0%
Cost of sales	(1,114.6)	(60.6)	(1,010.4)	(59.8)
Gross margin	723.7	39.4	678.4	40.2
Selling, general and administrative expenses	(533.1)	(29.0)	(512.0)	(30.3)
Other operating income (expense)	(190.4)	(10.4)	2.3	0.1
Operating income	0.2	—	168.7	10.0
Interest expense, net	(4.4)	(0.2)	(3.9)	(0.2)
Other non-operating income (expense)	(134.5)	(7.3)	0.1	—
Income (loss) before income taxes	(138.7)	(7.5)	164.9	9.8
Income taxes	55.2	3.0	(26.5)	(1.6)
Net income (loss)	$(83.5)	(4.5)%	$138.4	8.2%
Dividends on redeemable convertible preferred shares	(8.6)	nm	(8.6)	nm
Net income (loss) attributable to common shareholders	$(92.1)	(5.0)%	$129.8	7.7%
nm    Not meaningful.
First quarter sales
Signet's total sales increased 8.9% year over year to $1.84 billion in the 13 weeks ended April 30, 2022. Total sales at constant exchange rates increased 9.1%. This growth reflects the initiatives the Company has driven in bridal and accessible luxury under its Inspiring Brilliance strategy, primarily due to the addition of Diamonds Direct to Signet's portfolio. Signet’s same store sales increased 2.5% which reflects an increase in foot traffic back to the stores, particularly in the UK and Canada, which were closed or restricted for most of the first quarter of Fiscal 2022, as well as continued strong performance from the repair and services business.

eCommerce sales in the first quarter of Fiscal 2023 were $320.5 million, down $25.8 million or 7.5%, compared to $346.3 million in the prior year first quarter. eCommerce sales accounted for 17.4% of first quarter sales, down from 20.5% of total sales in the prior year first quarter which was offset by the brick and mortar same store sales increase of 5.2% from the prior year first quarter. This shift reflects an increase in foot traffic back to the stores, particularly in the UK and Canada, as noted above.
The breakdown of the sales performance by segment is set out in the table below:

	Change from previous year
First Quarter of Fiscal 2023	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	(0.9)%	6.3%	5.4%	—%	5.4%	$1,705.0
International segment	102.6%	(0.8)%	101.8%	(10.2)%	91.6%	$110.0
Other segment (1)	nm	nm	nm	nm	nm	$23.3
Signet	2.5%	6.6%	9.1%	(0.2)%	8.9%	$1,838.3
(1)     Includes sales from Signet’s diamond sourcing initiative.
(2)    Includes sales from acquired businesses which were not included in the results for the full comparable periods presented.

nm Not meaningful.
Average merchandise transaction value (“ATV”) is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First Quarter	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
North America segment	$496	$418	19.2%	15.2%	(18.6)%	90.0%
International segment (3)	£199	£165	1.5%	5.8%	99.7%	(16.6)%
(1)     Net merchandise sales within the North America segment include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, extended service plans, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.
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
North America sales
The North America segment’s total sales were $1.71 billion compared to $1.62 billion in the prior year, or an increase of 5.4%. This growth reflects the initiatives the Company has driven in bridal and accessible luxury under its Inspiring Brilliance strategy, primarily due to the addition of Diamonds Direct to Signet's portfolio, as well as an increased ATV of 19.2% compared to prior year.

Same store sales decreased 0.9% compared to an increase of 117.2% in the prior year. The North America segment’s same store sales performance during the first quarter of Fiscal 2023 reflected the impacts of lapping benefits from last year’s government stimulus, shifts in consumer spending to experiences and travel, and inflationary factors on consumer spending, which was particularly apparent in categories with lower price points. Overall, this resulted in the number of transactions decreasing by 18.6% year over year.
International sales
The International segment’s total sales increased 91.6% to $110.0 million compared to $57.4 million in the prior year and increased 101.8% at constant exchange rates. Same store sales increased 102.6% compared to a decrease of 12.2% in the prior year. In the International segment, the ATV increased 1.5% year over year, while the number of transactions increased 99.7%. The sales growth reflects the increase in foot traffic in the current year as the UK stores were substantially closed during the first quarter of Fiscal 2022.
Gross margin
In the first quarter of Fiscal 2023, gross margin was $723.7 million or 39.4% of sales compared to $678.4 million or 40.2% of sales in the prior year comparable period. The slight decrease in gross margin rate for the 13 weeks ended April 30, 2022, compared to prior year, reflects similar merchandise margin to the prior year within organic banners and the strength of Diamonds Direct’s bridal business, which carries a lower relative margin. In addition, the gross margin also reflects the lapping of benefits received in the UK in Fiscal 2022 from COVID-related tax abatements. This decrease was partially offset by the continued benefits of cost savings and leveraging of fixed costs across the Company.
Selling, general and administrative expenses (“SG&A”)
In the first quarter of Fiscal 2023, SG&A was $533.1 million or 29.0% of sales compared to $512.0 million or 30.3% of sales in the prior year quarter. The increase in SG&A compared to the prior year quarter was primarily due to higher advertising, payroll and investments in digital/IT. This was partially offset by the benefits of structural cost savings from the Company’s transformation activities, including the benefits of the Company’s restructured outsourced credit agreements, finalized in the second quarter of Fiscal 2022, as well as the impact of the efficiency of Diamonds Direct’s operating model.
Other operating income (expense)
For the 13 weeks ended April 30, 2022, other operating expense was $190.4 million, primarily driven by the pre-tax litigation charges of $190.0 million. For the 13 weeks ended May 1, 2021, other operating income was $2.3 million primarily driven by interest income on the Company’s non-prime credit card portfolio and offset primarily by foreign exchange losses.
Operating income
For the 13 weeks ended April 30, 2022, operating income was $0.2 million or 0.0% of sales, compared to $168.7 million or 10.0% of sales in the prior year first quarter. This decrease was primarily driven by the pre-tax litigation charges of $190.0 million offset by the impact of the addition of Diamonds Direct to Signet's portfolio and the benefits of cost savings discussed above.

Signet’s operating income by segment for the first quarter is as follows:

	Fiscal 2023		Fiscal 2022
(in millions)	$	% of segment sales	$	% of segment sales
North America segment (1)	$24.8	1.5%	$212.0	13.1%
International segment	(6.4)	(5.8)%	(19.7)	(34.3)%
Other segment	3.0	nm	(0.9)	nm
Corporate and unallocated expenses	(21.2)	nm	(22.7)	nm
Operating income	$0.2	—%	$168.7	10.0%
(1)    Operating income during the 13 weeks ended April 30, 2022 includes $4.4 million of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct acquisition and $190.0 million related to pre-tax litigation charges. See Note 21 for additional information.
Operating income during the 13 weeks ended May 1, 2021 includes $1.1 million of acquisition-related expenses in connection with the Rocksbox acquisition; a $0.7 million credit to restructuring expense, primarily related adjustments previously recognize restructuring liabilities; and $1.5 million of net asset impairments.
nm     Not meaningful.

Interest expense, net
For the 13 weeks ended April 30, 2022, net interest expense was $4.4 million, compared to $3.9 million in the 13 weeks ended May 1, 2021.
Other non-operating income (expense)
In the first quarter of Fiscal 2023, other non-operating expense was $134.5 million compared to other non-operating income of $0.1 million in the prior year comparable period. The other non-operating expenses primarily consisted of a non-cash, pre-tax settlement charge of $131.9 million related to the partial buy-out of the Pension Scheme. Refer to Note 22 for additional information.
Income taxes
In the first quarter of Fiscal 2023, income tax benefit was $55.2 million, an effective tax rate (“ETR”) of 39.8%, compared to income tax expense of $26.5 million, an ETR of 16.1%, in the prior year comparable period. The ETR for the 13 weeks ended April 30, 2022 was higher than the US federal income tax rate, primarily as a result of the discrete tax benefits related to litigation charges of $47.7 million, the reclassification of the pension settlement loss out of AOCI of $25.0 million and the excess tax benefit for share based compensation which vested during the year of $13.0 million.

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
These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for the GAAP financial measures presented in the Company’s condensed consolidated financial statements and other publicly filed reports. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies.
1. Net cash
Net cash is a non-GAAP measure defined as the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Cash and cash equivalents	$927.6	$1,418.3	$1,298.4
Less: Long-term debt	(147.1)	(147.1)	(146.8)
Net cash	$780.5	$1,271.2	$1,151.6

2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this metric to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator frequently used by management in evaluating its overall liquidity needs and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary purposes.

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Net cash (used in) provided by operating activities	$(135.5)	$161.1
Purchase of property, plant and equipment	(20.8)	(11.3)
Free cash flow	$(156.3)	$149.8
3.     Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA
EBITDA is a non-GAAP measure defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. Adjusted EBITDA is a non-GAAP measure, defined as earnings before interest, income taxes, depreciation and amortization, share-based compensation expense, non-operating income (expense) and certain non-GAAP accounting adjustments. Reviewed in conjunction with net income (loss) and operating income (loss), management believes that EBITDA and adjusted EBITDA help in enhancing investors’ ability to evaluate and analyze trends regarding Signet’s business and performance based on its current operations.

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Net income (loss)	$(83.5)	$138.4
Income tax (benefit) expense	(55.2)	26.5
Interest expense, net	4.4	3.9
Depreciation and amortization	40.0	42.1
Amortization of unfavorable contracts	(0.5)	(1.4)
EBITDA	$(94.8)	$209.5
Other non-operating expense (income) (3)	134.5	(0.1)
Share-based compensation	10.5	8.0
Other accounting adjustments
Restructuring charges	—	(0.7)
Asset impairments, net (1)	—	(0.2)
Acquisition-related costs (2)	4.4	1.1
Litigation charges (4)	190.0	—
Adjusted EBITDA	$244.6	$217.6
(1) Includes right-of-use (“ROU”) asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021.
(2) Acquisition-related costs include the impact of the fair value step-up for inventory from Diamonds Direct in the first quarter of Fiscal 2023, as well as professional fees for direct transaction-related costs incurred for the acquisition of Rocksbox in the first quarter of Fiscal 2022.
(3) Includes the pension settlement charge of $131.9 million. Refer to Note 22 for further information.
(4) Refer to Note 21 for additional information.

4.     Non-GAAP operating income
Non-GAAP operating income is a non-GAAP measure defined as operating income excluding the impact of significant and unusual items which management believes are not necessarily reflective of operational performance during a period. Management finds the information useful when analyzing financial results in order to appropriately evaluate the performance of the business without the impact of significant and unusual items. In particular, management believes the consideration of measures that exclude such expenses can assist in the comparison of operational performance in different periods which may or may not include such expenses.

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Operating income	$0.2	$168.7
Restructuring charges	—	(0.7)
Asset impairments, net (1)	—	(0.2)
Acquisition-related costs (2)	4.4	1.1
Litigation charges (3)	190.0	—
Non-GAAP operating income	$194.6	$168.9
(1) Includes right-of-use (“ROU”) asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021.
(2) Acquisition-related costs include the impact of the fair value step-up for inventory from Diamonds Direct in the first quarter of Fiscal 2023, as well as professional fees for direct transaction-related costs incurred for the acquisition of Rocksbox in the first quarter of Fiscal 2022.
(3) Refer to Note 21 for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior unsecured asset-based revolving credit facility (the “ABL Revolving Facility”). As of April 30, 2022, the Company had $927.6 million of cash and cash equivalents and $147.7 million of outstanding debt, with $1.2 billion of availability under its ABL Revolving Facility.
The tenets of Signet’s capital strategy are: 1) investing in its business to drive growth in line with the Company’s overall business strategy; 2) ensuring adequate liquidity through a strong cash position and financial flexibility under its debt arrangements; and 3) returning excess cash to shareholders. Over time, Signet’s strategy is to sustain an adjusted leverage ratio (a non-GAAP measure as defined in Item 7 of the Signet’s Fiscal 2022 Annual Report on Form 10-K) below 3.0x.
Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past three years laid the foundation for stronger than expected results during Fiscal 2022, including prioritizing digital investments in both technology and talent, enhancing its new and modernized eCommerce platform and optimizing a connected commerce shopping journey for its customers. The Company’s cash discipline has led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well through continued inventory reduction efforts. In addition, structural cost reductions since the Company’s transformation strategy began in Fiscal 2019 have generated annual structural costs savings of over $400 million.

As the Company continues to implement and execute on the next phase of its strategy, Inspiring Brilliance, it will continue to focus on working capital efficiency, optimizing its real estate footprint, and prioritizing transformational productivity to drive future cost savings opportunities, all of which are expected to be used to fuel strategic investments, grow the business, and enhance liquidity. In addition, the Company invested over $190 million for capital investments in Fiscal 2022, which included approximately $130 million for capital expenditures and approximately $60 million related to investments in digital and cloud IT. Additional capital investments of up to $250 million are planned for Fiscal 2023.

In addition, during Fiscal 2022, the Company made two acquisitions in line with its “Inspiring Brilliance” strategy. On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business, for cash consideration of $14.6 million, net of cash acquired. The acquisition was driven by Signet's initiatives to accelerate growth in its services offerings. On November 17, 2021, the Company acquired Diamonds Direct for cash consideration of $503.1 million, net of cash acquired. The acquisition of Diamonds Direct accelerates the Company’s growth through expansion of the Company’s market in accessible luxury and bridal. See Note 4 for more details.

Liquidity and financial flexibility

During Fiscal 2022, the Company made significant progress in line with its Inspiring Brilliance growth strategy through two key financial milestones. First, the Company renegotiated its $1.5 billion ABL Facility, as further described in Note 18, to extend the maturity until 2026 and allow overall greater financial flexibility to grow the business and provide an additional option to address the 2024 maturities for its 4.70% senior unsecured notes (“Senior Notes”) and Preferred Shares, if necessary.

Second, as described in Note 11, the Company entered into amended and restated receivable purchase agreements with CarVal and Castlelake regarding the purchase of add-on receivables on such Investors’ existing accounts, as well as the purchase of the Company-owned credit card receivables portfolio for accounts that had been originated through Fiscal 2021. These agreements provide Signet with improved terms for the next two years, as well as remove consumer credit risk from the balance sheet. In March 2022, the Company entered into amended and restated receivable purchase agreements with the Investors regarding the purchase of add-on receivables on such Investors’ existing accounts. Under the amended and restated agreements, The Bank of Missouri will be the issuer for the add-on receivables on these existing accounts and the Investors will purchase the receivables from The Bank of Missouri. In conjunction with the above agreements in March 2022, the Company entered into agreements with the Investors to transfer all existing cardholder accounts previously originated by Signet to The Bank of Missouri. Therefore, the Company will no longer originate any credit receivables with customers.

Returning excess cash to shareholders

The Company remains committed to its goal to return excess cash to shareholders. During Fiscal 2022 and Fiscal 2023 to date, the Company has declared all preferred share dividends payable in cash, and beginning in the second quarter of Fiscal 2022, elected to reinstate the dividend program on its common shares. In addition, beginning in the third quarter of Fiscal 2022, the Board of Directors authorized a reinstatement of share repurchases under the 2017 Program as well as increased authorization under the 2017 Program by approximately $560 million during Fiscal 2022, as well as authorized an additional $500 million in June 2022. Since this time, the Company has repurchased approximately 7.5 million shares for $580.0 million under the Program, including $268.2 million to date in Fiscal 2023. See Note 7 for further information related to the share repurchases.

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

Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2023 and Fiscal 2022:

	13 weeks ended
(in millions)	April 30, 2022	May 1, 2021
Net cash (used in) provided by operating activities	$(135.5)	$161.1
Net cash used in investing activities	(22.2)	(24.8)
Net cash used in financing activities	(325.6)	(13.7)
(Decrease) increase in cash and cash equivalents	$(483.3)	$122.6

Cash and cash equivalents at beginning of period	$1,418.3	$1,172.5
(Decrease) increase in cash and cash equivalents	(483.3)	122.6
Effect of exchange rate changes on cash and cash equivalents	(7.4)	3.3
Cash and cash equivalents at end of period	$927.6	$1,298.4
Operating activities
Net cash used in operating activities was $135.5 million compared to net cash provided by operating activities of $161.1 million in the prior year comparable period. This decrease, as further described below, is primarily due to reduced cash inflows from working capital compared to the prior period as the Company worked to preserve cash as a result of business disruptions from the impacts of the pandemic, partially offset by higher income from operations in the current year period.
•Net loss was $83.5 million compared to net income of $138.4 million in the prior year period, a decrease of $221.9 million. This decrease was primarily related to a non-cash, pre-tax pension settlement charge of $131.9 million and pre-tax litigation charges of $190.0 million during Fiscal 2023. See Note 20 for details.
•Changes in current income taxes was a use of $125.6 million in the current period compared to a use of $8.4 million in the prior year. The year over year change was primarily the result of income tax payments of $85.4 million in the current year. Refer to Note 10 for more information.
•Cash used by inventory was $167.3 million compared to a source of $19.3 million in the prior year period. Inventory increased in the current year as a result of higher merchandise costs and pull forward of purchases to mitigate potential supply chain disruptions.
•Cash used by accounts payable was $23.6 million compared to a use of $122.2 million in the prior year period. In the prior year period, as a result of cash management initiatives implemented as a result of the COVID-19, the Company continued to utilize extended terms with its vendors and have maintained these extended terms throughout the current year.
•Cash provided by accrued expenses and other liabilities was $105.1 million in Fiscal 2023, compared to a source of $18.0 million in the prior year period. The change in the current year period was driven by accrued litigation charges of $190.0 million.
Investing activities
Net cash used in investing activities for the 13 weeks ended April 30, 2022 was $22.2 million compared to net cash used in investing activities of $24.8 million in the prior period. Cash used in Fiscal 2023 was primarily related to capital expenditures of $20.8 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. Signet has planned Fiscal 2023 capital investments of up to $250 million, of which approximately $200 million relates to capital expenditures for technology and banner differentiation, and approximately $50 million relates to digital and cloud innovation. In Fiscal 2022, net cash used in investing activities included $14.4 million for the acquisition of Rocksbox.
Stores opened and closed in the 13 weeks ended April 30, 2022:

Store count by segment	January 29, 2022	Openings	Closures	April 30, 2022
North America segment (1)	2,506	14	(13)	2,507
International segment (1)	348	1	(2)	347
Signet	2,854	15	(15)	2,854
(1)    The net change in selling square footage for Fiscal 2023 year to date for the North America and International segments was 0.5% and (0.5%), respectively.

Financing activities
Net cash used in financing activities for the 13 weeks ended April 30, 2022 was $325.6 million, consisting of the repurchase of common shares of $268.2 million, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $40.2 million, and preferred and common dividends paid of $17.2 million.
Net cash used in financing activities for the 13 weeks ended May 1, 2021 was $13.7 million, primarily due to activity related to the settlement of the Company’s share-based compensation awards.
Movement in cash and indebtedness
Cash and cash equivalents at April 30, 2022 were $927.6 million compared to $1.3 billion as of May 1, 2021. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 18, on July 28, 2021, the Company entered into an agreement to amend the ABL Revolving Facility. The amendment extends the maturity of the ABL Revolving Facility to July 28, 2026 and allows the Company to increase the size of the ABL Revolving Facility by up to $600 million.
At April 30, 2022 and May 1, 2021, Signet had $147.7 million and $147.6 million, respectively, of outstanding debt, consisting entirely of the Senior Notes.
Available borrowings under the ABL Revolving Facility were $1.2 billion as of April 30, 2022.
Net cash was $780.5 million as of April 30, 2022 compared to net cash of $1.2 billion as of May 1, 2021. Refer to the non-GAAP measures discussed above for the definition of net cash (debt) and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of April 30, 2022, January 29, 2022 and May 1, 2021, the Company was in compliance with all debt covenants.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as accounts for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to the valuation of inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, asset impairments, leases, indefinite-lived intangible assets, depreciation and amortization of long-lived assets and accounting for business combinations. Management bases the estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the SEC on March 17, 2022.
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
Although the Guarantees provide the holders of Senior Notes with a direct unsecured claim against the assets of the Guarantors, under US federal bankruptcy law and comparable provisions of US state fraudulent transfer laws, in certain circumstances a court could cancel a Guarantee and order the return of any payments made thereunder to the Guarantors or to a fund for the benefit of its creditors.
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

	Summarized Balance Sheets
(in millions)	April 30, 2022	January 29, 2022
Total current assets	$3,302.1	$3,507.0
Total non-current assets	2,172.0	2,245.3
Total current liabilities	2,420.4	2,309.3
Total non-current liabilities	3,366.5	3,407.0
Redeemable preferred stock	652.6	652.1
Total due from Non-Guarantors (1)	381.0	311.4
Total due to Non-Guarantors (1)	1,706.1	1,666.9
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	13 weeks ended	Year Ended
(in millions)	April 30, 2022	January 29, 2022
Sales	$1,611.5	$7,188.9
Gross margin	669.5	3,014.9
Income (loss) before income taxes (2)	(139.6)	939.7
Net income (loss) (2)	(74.2)	827.9
(2)    Includes net income from intercompany transactions with Non-Guarantors of $35.4 million for the 13 weeks ended April 30, 2022 and net income of $49.8 million for the year ended January 29, 2022. Intercompany transactions primarily include intercompany dividends and interest.

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
Signet’s market risk profile as of April 30, 2022 has not materially changed since January 29, 2022. The market risk profile as of January 29, 2022 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022.
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
Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 30, 2022.
Changes in Internal Control over Financial Reporting
During the first quarter of Fiscal 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Additionally, as disclosed in the Annual Report on Form 10-K filed with the SEC on March 17, 2022, the Company acquired Diamonds Direct during the fourth quarter of Fiscal 2022. The Company is currently in the process of integrating Diamonds Direct into its framework and assessment of the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 21 of the Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The Company is supplementing the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended January 29, 2022 with the following modified risk factor, which should be read in conjunction with the other risk factors presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 that was filed with the SEC on March 17, 2022.

A decline in consumer spending may unfavorably impact Signet’s future sales and earnings, particularly if such decline occurs during the Holiday shopping season.

Our financial performance is highly dependent on US consumer confidence and the health of the US economy. At the end of the first quarter of Fiscal 2023 and continuing through the date of this quarterly report, we began to experience a softening of demand in lower price point products. If there is further deterioration of the economic conditions in the US, Canada, the UK and Europe, or if the effects of inflation and reduced government stimulus programs begin to further impact our consumer spending for bridal sales or sales of other higher price point products, our future sales and earnings could be further adversely impacted. Conditions in the Eurozone have a significant impact on the UK economy even though the UK is not a member of the Eurozone, which together with uncertainty regarding the final terms of the withdrawal of the UK from the European Union, could adversely impact trading in the International segment, as well as adversely impact the US economy.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the first quarter of Fiscal 2023:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 30, 2022 to February 26, 2022	141	$83.42	—	$463,263,330
February 27, 2022 to March 26, 2022	1,561,386	$72.32	1,561,386	$350,338,053
March 27, 2022 to April 30, 2022	2,802,007	$74.00	2,773,125	$145,105,596
Total	4,363,534	$73.40	4,334,511	$145,105,596
(1)    Includes 29,023 shares delivered to Signet by employees to satisfy tax withholding obligations due upon the vesting of restricted share awards under share-based compensation programs. These shares are not repurchased in connection with any publicly announced share repurchase programs.
(2)    The average price paid per share excludes commissions paid of $71,197 in connection with the repurchases made under the 2017 Share Repurchase Program (the “2017 Program”).
(3)    In June 2017, the Board of Directors authorized the repurchase of up to $600.0 million of Signet’s common shares. The 2017 Program may be suspended or discontinued at any time without notice. In August 2021, the Board of Directors authorized the increase in the remaining share repurchase under the 2017 Program of up to $225.0 million, with additional authorizations of $500.0 million in both January and June 2022.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1†
Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (Post February 2022 Awards) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.2†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (Post February 2022 Awards) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.3†	Signet Jewelers Limited Short-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.4†*	Amended and Restated Termination Protection Agreement dated March 15, 2022 between Sterling Jewelers Inc. and Virginia Drosos (refiled to correct a typographical error).

10.5†
Form of Amended and Restated Termination Protection Agreement for members of senior leadership of Signet Jewelers Limited, including its executive officers (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.6†
Form of Termination Protection Agreement for members of senior leadership of Signet Jewelers Limited, including its executive officers (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.7†
Amended and Restated Personal Employment Agreement, dated March 15, 2022 between R2Net Israel Ltd. and Oded Edelman (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

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

Signet Jewelers Limited

Date:	June 9, 2022	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial and Strategy Officer (Principal Financial Officer)