Form 10-Q
period 2022-07-30
SIGNET JEWELERS LTD
filed 2022-09-01
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 30, 2022 or

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
Common Shares, $0.18 par value, 46,245,349 shares as of August 26, 2022

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021	Notes
Sales	$1,754.9	$1,788.1	$3,593.2	$3,476.9	3
Cost of sales	(1,090.2)	(1,070.5)	(2,204.8)	(2,080.9)
Gross margin	664.7	717.6	1,388.4	1,396.0
Selling, general and administrative expenses	(477.3)	(502.6)	(1,010.4)	(1,014.6)
Other operating income (expense)	(0.6)	10.4	(191.0)	12.7	20
Operating income	186.8	225.4	187.0	394.1	5
Interest expense, net	(3.4)	(4.4)	(7.8)	(8.3)
Other non-operating income (expense)	(2.4)	0.1	(136.9)	0.2	20
Income before income taxes	181.0	221.1	42.3	386.0
Income taxes	(35.6)	3.5	19.6	(23.0)	10
Net income	$145.4	$224.6	$61.9	$363.0
Dividends on redeemable convertible preferred shares	(8.6)	(8.6)	(17.2)	(17.2)	7
Net income attributable to common shareholders	$136.8	$216.0	$44.7	$345.8

Earnings per common share:
Basic	$2.95	$4.10	$0.94	$6.60	8
Diluted	$2.58	$3.60	$0.90	$5.84	8
Weighted average common shares outstanding:
Basic	46.4	52.7	47.6	52.4	8
Diluted	56.3	62.4	49.7	62.2	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	July 30, 2022			July 31, 2021
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$145.4			$224.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(7.1)	—	(7.1)	0.7	—	0.7
Cash flow hedges:
Unrealized gain (loss)	0.6	—	0.6	(0.1)	—	(0.1)
Reclassification adjustment for losses (gains) to earnings	(0.3)	—	(0.3)	0.3	(0.1)	0.2
Pension plan:
Reclassification adjustment for amortization of actuarial losses to earnings	1.1	—	1.1	0.2	(0.1)	0.1
Reclassification adjustment for amortization of net prior service costs to earnings	0.1	—	0.1	0.1	—	0.1
Reclassification adjustment for pension settlement loss to earnings	0.9	(0.2)	0.7	—	—	—
Total other comprehensive income (loss)	$(4.7)	$(0.2)	$(4.9)	$1.2	$(0.2)	$1.0
Total comprehensive income			$140.5			$225.6

	26 weeks ended
	July 30, 2022			July 31, 2021
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$61.9			$363.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(23.9)	—	(23.9)	7.4	—	7.4
Available-for-sale securities:
Unrealized loss	(0.3)	—	(0.3)	(0.1)	—	(0.1)
Cash flow hedges:
Unrealized gain (loss)	1.8	(0.2)	1.6	(0.2)	—	(0.2)
Reclassification adjustment for losses (gains) to earnings	(0.3)	—	(0.3)	0.5	(0.1)	0.4
Pension plan:
Actuarial gain (loss)	(0.5)	0.1	(0.4)	—	—	—
Reclassification adjustment for amortization of actuarial losses to earnings	2.0	(0.2)	1.8	0.4	(0.1)	0.3
Reclassification adjustment for amortization of net prior service costs to earnings	0.2	—	0.2	0.1	—	0.1
Reclassification adjustment for pension settlement loss to earnings	132.8	(25.2)	107.6	—	—	—
Total other comprehensive income	$111.8	$(25.5)	$86.3	$8.1	$(0.2)	$7.9
Total comprehensive income			$148.2			$370.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	July 30, 2022	January 29, 2022	July 31, 2021	Notes
Assets
Current assets:
Cash and cash equivalents	$851.7	$1,418.3	$1,573.8
Accounts receivable	35.6	19.9	13.9	12
Other current assets	199.4	208.6	175.0
Income taxes	118.5	23.2	54.9
Inventories	2,190.8	2,060.4	2,004.7	13
Total current assets	3,396.0	3,730.4	3,822.3
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,284.9 (January 29, 2022 and July 31, 2021: $1,248.9 and $1,241.3, respectively)	566.5	575.9	533.2
Operating lease right-of-use assets	1,113.1	1,206.6	1,256.2	14
Goodwill	486.4	484.6	245.1	15
Intangible assets, net	312.8	314.2	189.7	15
Other assets	254.7	226.1	244.1
Deferred tax assets	34.9	37.3	21.3
Total assets	$6,164.4	$6,575.1	$6,311.9
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$0.4	18
Accounts payable	689.5	899.8	730.6
Accrued expenses and other current liabilities	598.5	501.6	463.9
Deferred revenue	326.9	341.3	297.9	3
Operating lease liabilities	281.3	300.0	322.1	14
Income taxes	23.9	28.0	25.6
Total current liabilities	1,920.1	2,070.7	1,840.5
Non-current liabilities:
Long-term debt	147.2	147.1	146.9	18
Operating lease liabilities	925.8	1,005.1	1,052.2	14
Other liabilities	101.3	117.6	123.2
Deferred revenue	873.9	857.6	809.4	3
Deferred tax liabilities	175.2	160.9	132.9
Total liabilities	4,143.5	4,359.0	4,105.1
Commitments and contingencies				21
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (January 29, 2022 and July 31, 2021: 0.625 shares outstanding, respectively)	653.0	652.1	651.3	6
Shareholders’ equity:
Common shares of $.18 par value: authorized 500 shares, 46.2 shares outstanding (January 29, 2022 and July 31, 2021: 49.9 and 53.0 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	245.6	231.2	266.8
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 23.8 shares (January 29, 2022 and July 31, 2021: 20.1 and 17.0 shares, respectively)	(1,494.4)	(1,206.7)	(951.0)
Retained earnings	2,868.3	2,877.4	2,509.3
Accumulated other comprehensive loss	(264.6)	(350.9)	(282.6)	9
Total shareholders’ equity	1,367.9	1,564.0	1,555.5
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,164.4	$6,575.1	$6,311.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(in millions)	July 30, 2022	July 31, 2021
Cash flows from operating activities
Net income	$61.9	$363.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	79.8	83.7
Amortization of unfavorable contracts	(0.9)	(2.4)
Share-based compensation	22.9	25.5
Deferred taxation	(11.0)	(33.2)
Pension settlement loss	132.8	—
Other non-cash movements	3.1	0.4
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(15.7)	18.5
Proceeds from sale of in-house finance receivables	—	81.3
(Increase) decrease in other assets and other receivables	(4.9)	29.7
(Increase) decrease in inventories	(146.6)	33.9
Decrease in accounts payable	(221.2)	(95.6)
Increase (decrease) in accrued expenses and other liabilities	95.3	(29.6)
Change in operating lease assets and liabilities	(3.6)	(44.7)
Increase in deferred revenue	2.3	34.2
Change in income tax receivable and payable	(99.9)	(3.8)
Pension plan contributions	(9.2)	(2.4)
Net cash (used in) provided by operating activities	(114.9)	458.5
Investing activities
Purchase of property, plant and equipment	(58.2)	(32.2)
Acquisitions, net of cash acquired	(1.9)	(14.4)
Other investing activities, net	(14.9)	1.9
Net cash used in investing activities	(75.0)	(44.7)
Financing activities
Dividends paid on common shares	(18.3)	—
Dividends paid on redeemable convertible preferred shares	(16.4)	(8.2)
Repurchase of common shares	(291.0)	—
Payment of debt issuance costs	—	(3.6)
Increase of bank overdrafts	—	0.4
Other financing activities	(41.4)	(4.5)
Net cash used in financing activities	(367.1)	(15.9)
Cash and cash equivalents at beginning of period	1,418.3	1,172.5
(Decrease) increase in cash and cash equivalents	(557.0)	397.9
Effect of exchange rate changes on cash and cash equivalents	(9.6)	3.4
Cash and cash equivalents at end of period	$851.7	$1,573.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 29, 2022	$12.6	$231.2	$0.4	$(1,206.7)	$2,877.4	$(350.9)	$1,564.0
Net loss	—	—	—	—	(83.5)	—	(83.5)
Other comprehensive income	—	—	—	—	—	91.2	91.2
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.3)	—	(9.3)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	50.0	—	(318.2)	—	—	(268.2)
Net settlement of equity-based awards	—	(54.9)	—	50.7	(35.1)	—	(39.3)
Share-based compensation expense	—	10.5	—	—	—	—	10.5
Balance at April 30, 2022	$12.6	$236.8	$0.4	$(1,474.2)	$2,740.9	$(259.7)	$1,256.8
Net income	—	—	—	—	145.4	—	145.4
Other comprehensive loss	—	—	—	—	—	(4.9)	(4.9)
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.2)	—	(9.2)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(22.8)	—	—	(22.8)
Net settlement of equity based awards	—	(3.6)	—	2.6	(0.2)	—	(1.2)
Share-based compensation expense	—	12.4	—	—	—	—	12.4
Balance at July 30, 2022	$12.6	$245.6	$0.4	$(1,494.4)	$2,868.3	$(264.6)	$1,367.9

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 30, 2021	$12.6	$258.8	$0.4	$(980.2)	$2,189.2	$(290.5)	$1,190.3
Net income	—	—	—	—	138.4	—	138.4
Other comprehensive income	—	—	—	—	—	6.9	6.9
Dividends declared:
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Net settlement of equity-based awards	—	(14.6)	—	15.0	(14.8)	—	(14.4)
Share-based compensation expense	—	8.0	—	—	—	—	8.0
Balance at May 1, 2021	$12.6	$252.2	$0.4	$(965.2)	$2,304.2	$(283.6)	$1,320.6
Net income	—	—	—	—	224.6	—	224.6
Other comprehensive income	—	—	—	—	—	1.0	1.0
Dividends declared:
Common shares, $0.18/share	—	—	—	—	(9.5)	—	(9.5)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Net settlement of equity based awards	—	(2.9)	—	14.2	(1.4)	—	9.9
Share-based compensation expense	—	17.5	—	—	—	—	17.5
Balance at July 31, 2021	$12.6	$266.8	$0.4	$(951.0)	$2,509.3	$(282.6)	$1,555.5
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
Use of estimates
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of inventories, deferred revenue, derivatives, employee benefits, income taxes, contingencies, leases, asset impairments for goodwill, indefinite-lived intangible and long-lived assets and the depreciation and amortization of long-lived assets.
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2023 and Fiscal 2022 refer to the 52 week periods ending January 28, 2023 and ended January 29, 2022, respectively. Within these condensed consolidated financial statements, the second quarter and year to date period of the relevant fiscal years 2023 and 2022 refer to the 13 and 26 weeks ended July 30, 2022 and July 31, 2021, respectively.

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
Investment in Sasmat
During the 13 weeks ended July 30, 2022, the Company acquired a 25% interest in Sasmat Retail, S.L (“Sasmat”) for $17.1 million in cash. Sasmat is a Spanish jewelry retailer specializing in online selling, with two brick and mortar locations. Under the terms of the agreement, the Company has the option to acquire the remaining 75% of Sasmat exercisable at the earlier of three years or upon Sasmat reaching certain revenue targets as defined in the agreement. The Company is applying the equity method of accounting to the Sasmat investment. The Sasmat investment was recorded within other noncurrent assets in the condensed consolidated balance sheet as of July 30, 2022. The Sasmat investment did not have a material impact to Signet’s condensed consolidated statement of operations for the second quarter of Fiscal 2023.
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
New accounting pronouncements issued but not yet adopted
There are no new accounting pronouncements issued that are expected to have a material impact to the Company in future periods.

3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by banner, for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021:

	13 weeks ended July 30, 2022				13 weeks ended July 31, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$617.5	$—	$—	$617.5	$673.7	$—	$—	$673.7
Zales	318.1	—	—	318.1	367.3	—	—	367.3
Jared	303.5	—	—	303.5	311.9	—	—	311.9
Diamonds Direct	113.0	—	—	113.0	—			—
Banter by Piercing Pagoda	100.2	—	—	100.2	138.7	—	—	138.7
James Allen	88.6	—	—	88.6	108.8	—	—	108.8
Peoples	47.8	—	—	47.8	41.4	—	—	41.4
International segment banners	—	111.6	—	111.6	—	130.7	—	130.7
Other (1)	27.7	—	26.9	54.6	3.9	—	11.7	15.6
Total sales	$1,616.4	$111.6	$26.9	$1,754.9	$1,645.7	$130.7	$11.7	$1,788.1

	26 weeks ended July 30, 2022				26 weeks ended July 31, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$1,284.8	$—	$—	$1,284.8	$1,350.4	$—	$—	$1,350.4
Zales	665.8	—	—	665.8	738.1	—	—	738.1
Jared	617.6	—	—	617.6	596.0	—	—	596.0
Diamonds Direct	219.3			219.3	—			—
Banter by Piercing Pagoda	219.2	—	—	219.2	287.6	—	—	287.6
James Allen	181.9	—	—	181.9	210.3	—	—	210.3
Peoples	93.2	—	—	93.2	76.0	—	—	76.0
International segment banners	—	221.6	—	221.6	—	188.1	—	188.1
Other (1)	39.6	—	50.2	89.8	5.3	—	25.1	30.4
Total sales	$3,321.4	$221.6	$50.2	$3,593.2	$3,263.7	$188.1	$25.1	$3,476.9
(1) Other primarily includes sales from Signet’s diamond sourcing initiative, loose diamonds and Rocksbox.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021:

	13 weeks ended July 30, 2022				13 weeks ended July 31, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$730.6	$49.2	$—	$779.8	$696.9	$60.7	$—	$757.6
Fashion	609.6	17.9	—	627.5	680.7	20.7	—	701.4
Watches	53.5	37.9	—	91.4	58.6	41.0	—	99.6
Services (1)	163.5	6.6	—	170.1	151.1	8.3	—	159.4
Other (2)	59.2	—	26.9	86.1	58.4	—	11.7	70.1
Total sales	$1,616.4	$111.6	$26.9	$1,754.9	$1,645.7	$130.7	$11.7	$1,788.1

	26 weeks ended July 30, 2022				26 weeks ended July 31, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$1,517.9	$99.3	$—	$1,617.2	$1,423.6	$89.5	$—	$1,513.1
Fashion	1,267.8	35.6	—	1,303.4	1,342.1	30.4	—	1,372.5
Watches	105.0	73.1	—	178.1	105.5	58.2	—	163.7
Services (1)	329.5	13.6	—	343.1	297.0	10.0	—	307.0
Other (2)	101.2	—	50.2	151.4	95.5	—	25.1	120.6
Total sales	$3,321.4	$221.6	$50.2	$3,593.2	$3,263.7	$188.1	$25.1	$3,476.9
(1)     Services primarily includes sales from service plans, repairs and subscriptions.
(2)     Other primarily includes sales from Signet’s diamond sourcing initiative and other miscellaneous non-jewelry sales.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021:

	13 weeks ended July 30, 2022				13 weeks ended July 31, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,314.6	$91.9	$—	$1,406.5	$1,333.3	$106.9	$—	$1,440.2
E-commerce	278.1	19.7	—	297.8	312.4	23.8	—	336.2
Other (1)	23.7	—	26.9	50.6	—	—	11.7	11.7
Total sales	$1,616.4	$111.6	$26.9	$1,754.9	$1,645.7	$130.7	$11.7	$1,788.1

	26 weeks ended July 30, 2022				26 weeks ended July 31, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$2,711.1	$181.8	$—	$2,892.9	$2,632.9	$136.4	$—	$2,769.3
E-commerce	578.5	39.8	—	618.3	630.8	51.7	—	682.5
Other (1)	31.8	—	50.2	82.0	—	—	25.1	25.1
Total sales	$3,321.4	$221.6	$50.2	$3,593.2	$3,263.7	$188.1	$25.1	$3,476.9
(1) Other primarily includes sales from Signet’s diamond sourcing initiative and loose diamonds.
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
Deferred selling costs
Unamortized deferred selling costs as of July 30, 2022, January 29, 2022 and July 31, 2021 were as follows:

(in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Other current assets	$27.4	$28.4	$25.4
Other assets	86.8	87.8	87.1
Total deferred selling costs	$114.2	$116.2	$112.5
Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $10.3 million and $21.1 million during the 13 and 26 weeks ended July 30, 2022, respectively, and $7.1 million and $17.0 million during the 13 and 26 weeks ended July 31, 2021.

Deferred revenue
Deferred revenue as of July 30, 2022, January 29, 2022 and July 31, 2021 was as follows:

(in millions)	July 30, 2022	January 29, 2022	July 31, 2021
ESP deferred revenue	$1,131.5	$1,116.5	$1,063.8
Other deferred revenue (1)	69.3	82.4	43.5
Total deferred revenue	$1,200.8	$1,198.9	$1,107.3

Disclosed as:
Current liabilities	$326.9	$341.3	$297.9
Non-current liabilities	873.9	857.6	809.4
Total deferred revenue	$1,200.8	$1,198.9	$1,107.3
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
ESP deferred revenue, beginning of period	$1,125.9	$1,049.4	$1,116.5	$1,028.9
Plans sold (1)	120.3	118.6	244.1	242.7
Revenue recognized (2)	(114.7)	(104.2)	(229.1)	(207.8)
ESP deferred revenue, end of period	$1,131.5	$1,063.8	$1,131.5	$1,063.8
(1)    Includes impact of foreign exchange translation.
(2)    The Company recognized sales of $68.6 million and $147.8 million during the 13 and 26 weeks ended July 30, 2022, respectively, and $63.9 million and $136.5 million during the 13 and 26 weeks ended July 31, 2021, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP.
4. Acquisitions
Rocksbox

On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business, for cash consideration of $14.6 million, net of cash acquired. The acquisition was driven by Signet's Inspiring Brilliance strategy and its initiatives to accelerate growth in its services offerings. Net assets acquired primarily consist of goodwill and intangible assets (see Note 15 for details).

The results of Rocksbox subsequent to the acquisition date are reported as a component of the North America segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

Diamonds Direct

On November 17, 2021, the Company acquired all of the outstanding shares of Diamonds Direct USA Inc. (“Diamonds Direct”) for cash consideration of $503.1 million, net of cash acquired of $14.2 million and including the final additional payment of $1.9 million made in the first quarter of Fiscal 2023. Diamonds Direct is an off-mall, destination jeweler in the US, with a highly productive, efficient operating model with demonstrated growth and profitability which is expected to immediately contribute to Signet’s Inspiring Brilliance strategy to accelerate growth and expand the Company’s market in accessible luxury and bridal. Diamonds Direct’s strong value proposition, extensive bridal offering and customer-centric, high-touch shopping experience is a destination for younger, luxury-oriented bridal shoppers.

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

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Diamonds Direct acquisition is primarily the result of expected synergies resulting from combining the activities such as marketing and digital effectiveness, expansion of connected commence capabilities, and sourcing savings. The Company allocated goodwill to its North America reportable segment. None of the goodwill associated with this transaction is deductible for income tax purposes.

The results of Diamonds Direct subsequent to the acquisition date are reported as a component of the North America reportable segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

Blue Nile

On August 19, 2022, the Company acquired 100% of the outstanding common stock of Blue Nile, Inc. (“Blue Nile”), subject to the terms of a stock purchase agreement (“Agreement”) entered into on August 5, 2022. The total cash consideration is $398.2 million, net of cash acquired, including purchase price adjustments for working capital, and is subject to customary post-closing adjustments per the Agreement. In connection with the acquisition, the Company incurred $2.6 million of acquisition-related costs during the 13 weeks ended July 30, 2022, which were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Blue Nile is a leading online retailer of engagement rings and fine jewelry with 23 physical showrooms throughout the US. The strategic acquisition of Blue Nile accelerates Signet's initiatives to expand its bridal offerings and grow its accessible luxury portfolio while enhancing its connected commerce capabilities as well as extending its digital leadership across the jewelry category – all to further achieve meaningful operating synergies to enhance shopping experiences for consumers and create value for shareholders.

Neither the Company’s condensed consolidated balance sheets nor the operating results or cash flows, as of and for the periods ended July 30, 2022, reflect the impact of Blue Nile as the acquisition was completed after the balance sheet date. Signet plans to report Blue Nile results within the Company’s North America reportable segment.
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
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations, as well as online, principally as Kay (Kay Jewelers and Kay Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared The Galleria Of Jewelry and Jared Vault), Diamonds Direct, James Allen, Banter by Piercing Pagoda, which primarily operates through mall-based kiosks, and Rocksbox. Its Canadian stores operate as Peoples Jewellers.
The International reportable segment operates stores in the UK, Republic of Ireland and Channel Islands. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally under the H. Samuel and Ernest Jones banners.
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Sales:
North America segment	$1,616.4	$1,645.7	$3,321.4	$3,263.7
International segment	111.6	130.7	221.6	188.1
Other segment	26.9	11.7	50.2	25.1
Total sales	$1,754.9	$1,788.1	$3,593.2	$3,476.9

Operating income (loss):
North America segment (1)	$210.1	$237.3	$234.9	$449.3
International segment	(2.0)	15.5	(8.4)	(4.2)
Other segment	1.8	(0.1)	4.8	(1.0)
Corporate and unallocated expenses (2)	(23.1)	(27.3)	(44.3)	(50.0)
Total operating income	186.8	225.4	187.0	394.1
Interest expense, net	(3.4)	(4.4)	(7.8)	(8.3)
Other non-operating income (expense)	(2.4)	0.1	(136.9)	0.2
Income before income taxes	$181.0	$221.1	$42.3	$386.0

(1)    Operating income during the 13 and 26 weeks ended July 30, 2022 includes $5.8 million and $10.2 million, respectively, of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct acquisition; and $2.6 million of acquisition-related expenses in connection with the Blue Nile acquisition. Operating income during the 26 weeks ended July 30, 2022 includes $190.0 million related to pre-tax litigation charges. See Note 4 and Note 21 for additional information.
Operating income during the 13 and 26 weeks ended July 31, 2021 includes $0.0 million and $1.1 million, respectively, of acquisition-related expenses in connection with the Rocksbox acquisition; $1.4 million of gains associated with the sale of customer in-house finance receivables; credits of $0.3 million and $1.0 million, respectively, to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities; and $(0.2) million and $1.3 million, respectively, of net asset impairments.
(2)    Operating income during the 13 and 26 weeks ended July 31, 2021 includes $0.6 million credit to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities.
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

(in millions, except conversion rate and conversion price)	July 30, 2022	January 29, 2022	July 31, 2021
Conversion rate	12.3939	12.2297	12.2297
Conversion price	$80.6849	$81.7682	$81.7682
Potential impact of preferred shares if-converted to common shares	8.1	8.0	8.0
Liquidation preference (1)	$665.1	$665.1	$673.2
(1) Includes the Stated Value of the Preferred Shares plus any declared but unpaid dividends
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the Preferred Shares carrying value and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $9.8 million as of July 30, 2022 (January 29, 2022 and July 31, 2021: $9.0 million and $8.1 million, respectively).
Accretion of $0.4 million and $0.8 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 and 26 weeks ended July 30, 2022 ($0.4 million and $0.8 million for the 13 and 26 weeks ended July 31, 2021).
7. Shareholders’ equity
Dividends on Common Shares
As a result of COVID-19, Signet’s Board of Directors (the “Board”) elected to temporarily suspend the dividend program on common shares, effective in the first quarter of Fiscal 2021. The Board elected to reinstate the dividend program on common shares beginning in second quarter of Fiscal 2022. Dividends declared on the common shares during the 26 weeks ended July 30, 2022 and July 31, 2021 were as follows:

	Fiscal 2023		Fiscal 2022
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$0.20	$9.3	$—	$—
Second quarter (1)	0.20	9.2	0.18	9.5
Total	$0.40	$18.5	$0.18	$9.5
(1) Signet’s dividend policy results in the common share dividend payment date being a quarter in arrears from the declaration date. As a result, as of July 30, 2022 and July 31, 2021, $9.2 million and $9.5 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the second quarter of Fiscal 2023 and Fiscal 2022, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 26 weeks ended July 30, 2022 and July 31, 2021 were as follows:

	Fiscal 2023		Fiscal 2022
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$13.14	$8.2	$13.14	$8.2
Second quarter (1)	13.14	8.2	13.14	8.2
Total	$26.28	$16.4	$26.28	$16.4
(1)    Signet’s dividend policy results in the preferred share dividend payment date being a quarter in arrears from the declaration date. As a result, as of July 30, 2022 and July 31, 2021, $8.2 million and $8.2 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the dividends on the Preferred Shares declared for the second quarter of Fiscal 2023 and Fiscal 2022, respectively.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net income attributable to common shareholders during the 13 and 26 weeks ended July 30, 2022 or July 31, 2021. See Note 6 for additional discussion of the Company’s Preferred Shares.
Share repurchases
On August 23, 2021, the Board authorized a reinstatement of repurchases under the 2017 Share Repurchase Program (the “2017 Program”). During Fiscal 2022, the Board also authorized an increase in the remaining amount of shares authorized for repurchase under the 2017 Program by $559.4 million, bringing the total authorization to $1.2 billion as of January 29, 2022. In June 2022, the Board authorized an additional increase of the 2017 Program by $500 million, bringing the total authorization to $1.7 billion. Since inception of the 2017 Program, the Company has repurchased $1.1 billion of shares, with an additional $622.4 million of shares authorized for repurchase remaining as of July 30, 2022.
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
The share repurchase activity during the 26 weeks ended July 30, 2022 and July 31, 2021 was as follows:

	26 weeks ended July 30, 2022			26 weeks ended July 31, 2021
(in millions, except per share amounts	Shares repurchased	Amount repurchased (1)(2)	Average repurchase price per share (2)	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program	4.7	$341.0	$72.14	—	$—	N/A
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

8. Earnings per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Numerator:
Net income attributable to common shareholders	$136.8	$216.0	$44.7	$345.8
Denominator:
Weighted average common shares outstanding	46.4	52.7	47.6	52.4
EPS – basic	$2.95	$4.10	$0.94	$6.60
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including restricted shares, restricted stock units, performance-based restricted stock units and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of performance-based restricted stock units represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period and is based on the actual achievement of performance metrics through the end of the current interim periods. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which preferred shares are dilutive, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net income attributable to common shareholders. See Note 6 for additional discussion of the Company’s Preferred Shares.
The computation of diluted EPS is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Numerator:
Net income attributable to common shareholders	$136.8	$216.0	$44.7	$345.8
Add: Dividends on Preferred Shares	8.6	8.6	—	17.2
Numerator for diluted EPS	$145.4	$224.6	$44.7	$363.0
Denominator:
Basic weighted average common shares outstanding	46.4	52.7	47.6	52.4
Plus: Dilutive effect of share awards	1.9	1.7	2.1	1.8
Plus: Dilutive effect of preferred shares	8.0	8.0	—	8.0
Diluted weighted average common shares outstanding	56.3	62.4	49.7	62.2
EPS – diluted	$2.58	$3.60	$0.90	$5.84

The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive:

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Share awards	—	—	0.1	—
Potential impact of preferred shares	—	—	8.0	—
Total anti-dilutive shares	—	—	8.1	—

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial (losses) gains	Prior service costs	Accumulated other comprehensive income (loss)
Balance at January 29, 2022	$(244.3)	$0.2	$0.4	$(103.3)	$(3.9)	$(350.9)
Other comprehensive income (loss) (“OCI”) before reclassifications	(23.9)	(0.3)	1.6	(0.4)	—	(23.0)
Amounts reclassified from AOCI to earnings	—	—	(0.3)	105.8	3.8	109.3
Net current period OCI	(23.9)	(0.3)	1.3	105.4	3.8	86.3
Balance at July 30, 2022	$(268.2)	$(0.1)	$1.7	$2.1	$(0.1)	$(264.6)

The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021	Statement of operations caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.3)	$0.2	$(0.3)	$0.3	Cost of sales (see Note 16)
Commodity contracts	—	0.1	—	0.2	Cost of sales (see Note 16)
Total before income tax	(0.3)	0.3	(0.3)	0.5
Income taxes	—	(0.1)	—	(0.1)
Net of tax	(0.3)	0.2	(0.3)	0.4

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	1.1	0.2	2.0	0.4	Other non-operating income (expense) (see Note 22)
Amortization of unrecognized net prior service costs	0.1	0.1	0.2	0.1	Other non-operating income (expense) (see Note 22)
Pension settlement loss	0.9	—	132.8	—	Other non-operating income (expense) (see Note 22)
Total before income tax	2.1	0.3	135.0	0.5
Income taxes	(0.2)	(0.1)	(25.4)	(0.1)
Net of tax	1.9	0.2	109.6	0.4

Total reclassifications, net of tax	$1.6	$0.4	$109.3	$0.8
10. Income taxes

	26 weeks ended
	July 30, 2022	July 31, 2021
Estimated annual effective tax rate before discrete items	20.1%	21.4%
Discrete items recognized	(66.4)%	(15.5)%
Effective tax rate recognized in statements of operations	(46.3)%	5.9%
During the 26 weeks ended July 30, 2022, the Company’s effective tax rate was lower than the US federal income tax rate, primarily as a result of the discrete tax benefits related to litigation charges of $47.7 million, the reclassification of the pension settlement loss out of AOCI of $25.2 million and the excess tax benefit for share-based compensation which vested during the year of $13.0 million.

The Company’s effective tax rate for the same period during the prior year was lower than the US federal income tax rate primarily due to the reversal of the valuation allowance recorded against certain state deferred tax assets.

As of July 30, 2022, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of January 29, 2022.
11. Credit transactions
Credit card outsourcing programs
The Company has entered into various agreements with Comenity Bank (“Comenity”) and Genesis Financial Solutions (“Genesis”) through its subsidiaries Sterling Jewelers Inc. (“Sterling”) and Zale Delaware, Inc. (“Zale”), to outsource its private label credit card programs. Under the original agreements, Comenity provided credit services to all prime credit customers for the Sterling banners and to all credit card customers for the Zale banners. In May 2021, both the Sterling and Zale agreements with Comenity and Genesis were amended and restated to provide credit services to prime and non-prime customers.

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

On June 30, 2021, the Company entered into amended and restated receivable purchase agreements with CarVal and Castlelake regarding the purchase of add-on receivables on such Investors’ existing accounts, as well as the purchase of the Company-owned credit card receivables portfolio for accounts that had been originated through Fiscal 2021 (see Note 12). During the second quarter of Fiscal 2022, Signet received cash proceeds of $57.8 million for the sale of these customer in-house finance receivables to the Investors. These receivables had a net book value of $56.4 million as of the sale date, and thus the Company recognized a gain on sale of $1.4 million in the North America segment within other operating income in the condensed consolidated statements of operations during the second quarter of Fiscal 2022. Additionally, during the second quarter of Fiscal 2022, the Company received $23.5 million from the Investors for the payment obligation of the remaining 5% of the receivables previously purchased in June 2018. Beginning July 1, 2021, all new prime and non-prime account origination have occurred in accordance with the Comenity and Genesis agreements described above.
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
12. Accounts receivable
The following table presents the components of Signet’s accounts receivable:

(in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Accounts receivable, trade	$35.6	$18.3	$10.7
Accounts receivable, held for sale	—	1.6	3.2
Accounts receivable	$35.6	$19.9	$13.9

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

As described in Note 11, Signet is no longer the issuer of non-prime credit for add-on purchases on existing accounts. Therefore, the Company no longer holds these non-prime credit receivables. Prior to the March 2022 amendments, receivables originated by the Company but pending transfer to the Investors as of period end were classified as “held for sale” and included in accounts receivable in the condensed consolidated balance sheets. As of January 29, 2022 and July 31, 2021, the accounts receivable held for sale were recorded at fair value.
Accounts receivable, trade primarily includes amounts receivable relating to accounts receivable from the Company’s diamond sales in the North America reportable segment and from the Company’s diamond sourcing initiative in the Other reportable segment.
Customer in-house finance receivables
As discussed above, the Company began retaining certain customer in-house finance receivables beginning in the second quarter of Fiscal 2021 through the date of the portfolio sale in June 2021. The allowance for credit losses related to these receivables was an estimate of expected credit losses, measured over the estimated life of its credit card receivables that considered forecasts of future economic conditions in addition to information about past events and current conditions.
To estimate its allowance for credit losses, the Company segregated its credit card receivables into credit quality categories using the customers’ FICO scores. The following three industry standard FICO score categories were used:

•620 to 659 (Near Prime)
•580 to 619 (Subprime)
•Less than 580 (Deep Subprime)
The following table is a rollforward of the Company’s allowance for credit losses on customer in-house finance receivables:

	13 weeks ended	26 weeks ended
(in millions)	July 31, 2021	July 31, 2021
Beginning balance	$21.4	$25.5
Provision for credit losses	0.8	(0.4)
Write-offs	(2.6)	(5.5)
Reversal of allowance on receivables sold	(19.6)	(19.6)
Ending balance	$—	$—

Additions to the allowance for credit losses were made by recording charges to bad debt expense (credit losses) within selling, general and administrative expenses within the condensed consolidated statements of operations.

Interest income related to the Company’s customer in-house finance receivables was included within other operating income (expense) in the condensed consolidated statements of operations. Accrued interest was included within the same line item as the respective principal amount of the customer in-house finance receivables in the condensed consolidated balance sheets. The accrual of interest was discontinued at the time the receivable is determined to be uncollectible and written-off. The Company recognized $2.5 million and $6.5 million of interest income on its customer in-house finance receivables during the 13 and 26 weeks ended July 31, 2021. Interest income recognition ceased at the date of the sale of the portfolio as noted above.
13. Inventories
The following table summarizes the details of the Company’s inventory:

(in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Raw materials	$129.0	$75.8	$106.4
Merchandise inventories	2,061.8	1,984.6	1,898.3
Total inventories	$2,190.8	$2,060.4	$2,004.7

14. Leases
The Company deferred substantially all of its rent payments due in the months of April 2020 and May 2020. As of July 30, 2022, the Company had approximately $7 million of deferred rent payments remaining primarily in the UK. This remaining deferred rent is expected to be substantially repaid by the end of Fiscal 2023. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any such interest or penalties to be probable. In April 2020, the FASB granted guidance (hereinafter, the practical expedient) permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of COVID-19. Instead, the entity may account for COVID-19 related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. In accordance with this practical expedient, the Company elected not to account for any concessions granted by landlords as a result of COVID-19 as lease modifications. Rent abatements under the practical expedient would be recorded as a negative variable lease cost. The Company negotiated with substantially all of its landlords and has received certain concessions in the form of rent deferrals and other lease or rent modifications. In addition, the Company recorded lease expense during the deferral periods in accordance with its existing policies.

Total lease costs consist of the following:

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating lease cost	$99.2	$109.4	$196.6	$215.0
Short-term lease cost	11.3	5.6	24.0	6.4
Variable lease cost	29.0	30.9	58.4	61.5
Sublease income	(0.4)	(0.5)	(1.0)	(1.2)
Total lease cost	$139.1	$145.4	$278.0	$281.7
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
During the 13 weeks ended July 31, 2021, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names, and through the qualitative assessment the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values. Additionally, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the second quarter of Fiscal 2022 requiring interim impairment assessments for all reporting units with goodwill and indefinite-lived intangible assets.
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

During the 13 weeks ended July 30, 2022, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names, and through the qualitative assessment the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values. Additionally, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the second quarter of Fiscal 2023 requiring interim impairment assessments for all reporting units with goodwill and indefinite-lived intangible assets.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 29, 2022 (1)	$484.6
Acquisitions (2)	1.8
Balance at July 30, 2022 (1)	$486.4
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million as of July 30, 2022 and January 29, 2022.
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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	July 30, 2022			January 29, 2022			July 31, 2021
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$15.8	$(6.6)	$9.2	$15.8	$(5.3)	$10.5	$17.2	$(5.4)	$11.8
Indefinite-lived intangible assets (1)	303.6	—	303.6	303.7	—	303.7	177.9	—	177.9
Total intangible assets, net	$319.4	$(6.6)	$312.8	$319.5	$(5.3)	$314.2	$195.1	$(5.4)	$189.7

Intangible liabilities, net	$(38.0)	$31.7	$(6.3)	$(38.0)	$30.8	$(7.2)	$(38.0)	$30.0	$(8.0)
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of July 30, 2022, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of July 30, 2022 was $20.9 million (January 29, 2022 and July 31, 2021: $11.2 million and $21.6 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 29, 2022 and July 31, 2021: 10 months and 12 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of July 30, 2022 was $93.7 million (January 29, 2022 and July 31, 2021: $93.8 million and $97.2 million, respectively).
Commodity forward purchase contracts and net zero premium collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw materials. Trading for these contracts was suspended during Fiscal 2022 due to the commodity price environment and there were no commodity derivative contracts outstanding as of July 30, 2022, January 29, 2022, and July 31, 2021.
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of July 30, 2022, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	July 30, 2022	January 29, 2022	July 31, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.0	$0.3	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.9	—	0.9
Total derivative assets		$1.9	$0.3	$0.9

	Fair value of derivative liabilities
(in millions)	Balance sheet location	July 30, 2022	January 29, 2022	July 31, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$—	$—	$(0.2)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	(1.3)	—
Total derivative liabilities		$—	$(1.3)	$(0.2)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Foreign currency contracts	$2.0	$0.5	$(0.6)
Commodity contracts	—	—	(0.2)
Gains (losses) recorded in AOCI	$2.0	$0.5	$(0.8)

The following tables summarize the effect of derivative instruments designated as cash flow hedges on OCI and the condensed consolidated statements of operations:
Foreign currency contracts

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Gains (losses) recorded in AOCI, beginning of period		$1.7	$(0.6)	$0.5	$(0.7)
Current period gains (losses) recognized in OCI		0.6	(0.2)	1.8	(0.2)
Losses (gains) reclassified from AOCI to earnings	Cost of sales (1)	(0.3)	0.2	(0.3)	0.3
Gains (losses) recorded in AOCI, end of period		$2.0	$(0.6)	$2.0	$(0.6)

Commodity contracts

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Gains (losses) recorded in AOCI, beginning of period		$—	$(0.4)	$—	$(0.4)
Current period gains (losses) recognized in OCI		—	0.1	—	—
Losses (gains) reclassified from AOCI to earnings	Cost of sales (1)	—	0.1	—	0.2
Gains (losses) recorded in AOCI, end of period		$—	$(0.2)	$—	$(0.2)
(1)    Refer to the condensed consolidated statements of operations for total amounts of each financial statement caption impacted by cash flow hedges.

There were no discontinued cash flow hedges during the 26 weeks ended July 30, 2022 and July 31, 2021 as all forecasted transactions are expected to occur as originally planned. As of July 30, 2022, based on current valuations, the Company expects approximately $1.8 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.

Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivatives instruments not designated as cash flow hedges in the condensed consolidated statements of operations:

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Foreign currency contracts	Other operating income (expense)	$(2.4)	$—	$(7.2)	$0.9
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

	July 30, 2022			January 29, 2022			July 31, 2021
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$3.4	$3.4	$—	$4.5	$4.5	$—	$5.1	$5.1	$—
Foreign currency contracts	1.9	—	1.9	0.3	—	0.3	0.9	—	0.9
US government agency securities	2.0	—	2.0	2.0	—	2.0	2.0	—	2.0
Corporate bonds and notes	4.5	—	4.5	5.8	—	5.8	6.2	—	6.2
Total assets	$11.8	$3.4	$8.4	$12.6	$4.5	$8.1	$14.2	$5.1	$9.1

Liabilities:
Foreign currency contracts	$—	$—	$—	$(1.3)	$—	$(1.3)	$(0.2)	$—	$(0.2)
Total liabilities	$—	$—	$—	$(1.3)	$—	$(1.3)	$(0.2)	$—	$(0.2)

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

The fair values of long-term debt instruments, excluding revolving credit facilities, were determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The carrying value of the ABL Revolving Facility (as defined in Note 18) approximates fair value based on the nature of the instrument and its variable interest rate, which is primarily Level 2 inputs. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	July 30, 2022		January 29, 2022		July 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$147.2	$146.2	$147.1	$150.0	$146.9	$152.7
18. Loans, overdrafts and long-term debt

(in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.7	$147.7	$147.6
Other loans and bank overdrafts	—	—	0.4
Gross debt	$147.7	$147.7	$148.0
Less: Current portion of loans and overdrafts	—	—	(0.4)
Less: Unamortized debt issuance costs	(0.5)	(0.6)	(0.7)
Total long-term debt	$147.2	$147.1	$146.9
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
Asset-based credit facility
On September 27, 2019, the Company entered into a senior secured asset-based credit facility consisting of (i) a revolving credit facility in an aggregate committed amount of $1.5 billion (as amended to the date hereto, the “ABL Revolving Facility”) and (ii) a first-in last-out term loan facility in an aggregate principal amount of $100.0 million (the “FILO Term Loan Facility” and, together with the ABL Revolving Facility, the “ABL Facility”). During Fiscal 2021, the Company fully repaid the FILO Term Loan Facility.
On July 28, 2021, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to amend the ABL Facility. The Second Amendment extended the maturity of the ABL Facility from September 27, 2024 to July 28, 2026 and allows the Company to increase the size of the ABL Facility by up to $600 million.
The Company had available borrowing capacity of $1.3 billion on the ABL Revolving Facility as of July 30, 2022.
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

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Warranty reserve, beginning of period	$37.7	$35.5	$36.0	$37.3
Warranty expense	3.4	1.5	8.1	2.2
Utilized (1)	(2.6)	(2.3)	(5.6)	(4.8)
Warranty reserve, end of period	$38.5	$34.7	$38.5	$34.7
(1)     Includes impact of foreign exchange translation.

(in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Disclosed as:
Other current liabilities	$10.8	$10.2	$9.9
Other liabilities - non-current	27.7	25.8	24.8
Total warranty reserve	$38.5	$36.0	$34.7
20. Other operating and non-operating income (expense)
The following table provides the components of other operating income (expense) for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021:

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Litigation charges (1)	$—	$—	$(190.0)	$—
Interest income from customer in-house finance receivables (2)	—	2.5	—	6.5
UK government grants	—	6.5	—	6.5
Other	(0.6)	1.4	(1.0)	(0.3)
Other operating income (expense)	$(0.6)	$10.4	$(191.0)	$12.7
(1)    See Note 21 for additional information.
(2)    See Note 12 for additional information.
The following table provides the components of other non-operating income (expense) for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021:

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Pension settlement (1)	$(0.9)	$—	$(132.8)	$—
Other	(1.5)	0.1	(4.1)	0.2
Other non-operating income (expense)	$(2.4)	$0.1	$(136.9)	$0.2
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

On June 8, 2022, SJI and the Claimants reached a settlement agreement, which is subject to preliminary and final approval after notice to the class. The proposed settlement provides for the dismissal of the arbitration with prejudice and includes payments totaling approximately $175 million. As a result of the proposed settlement, the Company recorded a pre-tax charge of $190 million within other operating expense in the condensed consolidated statement of operations during the first quarter ended April 30, 2022. The settlement charge includes the payments to the Claimants, estimated employer payroll taxes, class administration fees and Claimants’ counsel attorney fees and costs. The arbitrator issued a preliminary approval of the settlement agreement on June 23, 2022 and scheduled a hearing for final approval of the settlement for November 15, 2022. If the agreement is approved by the arbitrator and confirmed by the SDNY shortly after the final approval hearing, the Company expects to fund the settlement in the fourth quarter of Fiscal 2023.

On May 4, 2017, without any findings of liability or wrongdoing, SJI entered into a Consent Decree with the Equal Employment Opportunity Commission (“EEOC”) settling a previously disclosed lawsuit that alleged that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees since January 1, 2003. On May 4, 2017 the US District Court for the Western District of New York (“WDNY”) approved and entered the Consent Decree jointly proposed by the EEOC and SJI. The Consent Decree resolves all of the EEOC’s claims against SJI in this litigation, and imposes certain obligations on SJI including the appointment of an employment practices expert to review specific policies and practices, as well as obligations relative to training, notices, reporting and record-keeping. The Consent Decree does not require an outside third-party to monitor or require any monetary payment. The duration of the Consent Decree initially was three years and three months, set to expire on August 4, 2020, but on March 11, 2020, the WDNY approved a limited extension until November 4, 2021 of a few aspects of the Consent Decree terms regarding SJI’s compensation practices, and incorporating its implementation of a new retail team member compensation program into the overall Consent Decree framework. On October 11, 2021, SJI and the EEOC agreed to a tolling stipulation, which was submitted on October 22, 2021 and entered by the WDNY on November 4, 2021, and which extended certain deadlines of the Consent Decree until December 4, 2021. SJI and the EEOC have agreed to additional extensions of the tolling stipulation while the parties negotiated the terms of an amended Consent Decree for the limited purpose of completing certain statistical analyses on SJI’s initial pay and merit increase practices for its retail store employees that the employment practices expert was required to conduct during the term of the Consent Decree. The parties filed the Second Amended Consent Decree on April 15, 2022 and it was entered by the WDNY on April 22, 2022. The Second Amended Consent Decree is currently scheduled to expire on November 19, 2022.

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

Under the terms of the Agreement, SGL has contributed £14.0 million to date (approximately $18.9 million) to the Pension Scheme to enable the Trustee to pay for any and all costs incurred by the Trustee as part of the Transactions. The initial contribution of £7.0 million (approximately $9.7 million) was paid on August 4, 2021, and the Trustee transferred substantially all Plan assets into the BPA on August 9, 2021. SGL contributed an additional £7.0 million (approximately $9.2 million) to the Pension Scheme on March 23, 2022 to facilitate the Trustee funding the balancing premium to Rothesay. SGL is expected to contribute up to an additional £2.0 million (approximately $2.4 million) to the Pension Scheme to enable the Trustee to pay the remaining costs of the Transactions and wind up the Pension Scheme.

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

In the first quarter of Fiscal 2023, as a result of the Deed Poll and Deed of Assignment, as well as the voluntary lump sum distributions, the Company has determined that a transfer of all remaining risks has occurred with respect to these groups of participants. Thus, management concluded that the Company triggered settlement accounting and performed a remeasurement of the Pension Scheme, which resulted in a non-cash, pre-tax settlement charge of $131.9 million recorded within other non-operating income (expense) within the condensed consolidated statement of operations during the first quarter of Fiscal 2023.

In the second quarter of Fiscal 2023, as a result of additional voluntary lump sum distributions made from the Pension Scheme, the Company has determined that a transfer of all remaining risks has occurred with respect to this group of participants. Thus, management concluded that the Company triggered settlement accounting which resulted in a non-cash, pre-tax settlement charge of $0.9 million recorded within other non-operating income (expense) within the condensed consolidated statement of operations during the second quarter of Fiscal 2023.

The settlement charges recorded in the first half of Fiscal 2023 relate to the pro-rata recognition of previously unrecognized actuarial losses and prior service costs out of AOCI and into earnings associated with the Assigned Participants, as well as the voluntary lump sum distributions noted above. The Company expects to settle the remaining obligations and wind up the Pension Scheme by the end of Fiscal 2023.

The components of net periodic pension benefit cost for the Pension Scheme are as follows:

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Components of net periodic benefit (cost) income:
Interest cost	$—	$(1.0)	(0.9)	(2.0)
Expected return on plan assets	(0.3)	1.3	0.3	2.6
Amortization of unrecognized actuarial losses	(1.1)	(0.2)	(2.0)	(0.4)
Amortization of unrecognized net prior service costs	(0.1)	(0.1)	(0.2)	(0.1)
Pension settlement loss	(0.9)	—	(132.8)	—
Total net periodic benefit (cost) income	$(2.4)	$—	$(135.6)	$0.1

All components of net periodic benefit cost are charged to other non-operating income (expense), in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis in this Item 2 is intended to provide the reader with information that will assist in understanding the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our condensed consolidated financial statements and notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 17, 2022. This discussion contains certain forward-looking statements. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the “Forward-Looking Statements” below and elsewhere in this report, as well as in the “Risk Factors” section herein and within Signet’s Fiscal 2022 Annual Report on Form 10-K.
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which Signet operates. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: difficulty or delay in executing or integrating an acquisition, including Blue Nile, or executing other major business or strategic initiatives, the negative impacts that the COVID-19 pandemic has had, and could have in the future, on Signet's business, financial condition, profitability and cash flows; the effect of steps we take in response to the pandemic; the severity, duration and potential resurgence of the pandemic (including through variants), including whether it is necessary to temporarily reclose our stores, distribution centers and corporate facilities or for our suppliers and vendors to temporarily reclose their facilities; the pace of recovery when the pandemic subsides and the heightened impact COVID-19 has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain, our ability to attract and retain labor especially if COVID-19 vaccine mandates are implemented, decelerating levels of consumer confidence and consumer behaviors such as willingness to patronize shopping centers and shifts in spending away from the jewelry category toward more experiential purchases such as travel, the impacts of the expiration of government stimulus on overall consumer spending, our level of indebtedness and covenant compliance, availability of adequate capital, our ability to execute our business plans, our lease obligations and relationships with our landlords, and asset impairments; general economic or market conditions, including impacts of , the cessation of government stimulus programs, or other pricing environment factors on the Company's commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position, including due to the impacts of inflation and rising prices on necessities such as gas and groceries; our ability to optimize Signet's transformation strategies; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the relevant outsourcing agreements; deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently proposed by the SEC; global economic conditions or other developments related to the United Kingdom's exit from the European Union; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; seasonality of Signet's business; the merchandising, pricing and inventory policies followed by Signet and its ability to manage inventory levels; Signet's relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize Signet's multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of Signet's OmniChannel retailing and ability to increase digital sales, as well as management of its digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize Signet's real estate footprint; the ability to satisfy the accounting requirements for "hedge accounting," or the default or insolvency of a counterparty to a hedging contract; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to Signet's information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and jurisdictions in which Signet's subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions; or the impact of weather-related incidents, natural disasters, organized crime or theft, strikes, protests, riots or terrorism, acts of war (including the ongoing Russia-Ukraine conflict), or another public health crisis or disease outbreak, epidemic or pandemic on Signet's business.
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
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. The Company, with 2,833 retail locations as of July 30, 2022, manages its business by geography, a description of which follows:
•The North America segment operates eight banners, with the majority operating through both online and brick and mortar retail operations. The segment had 2,400 locations in the US and 93 locations in Canada as of July 30, 2022.
◦In the US, the segment operates under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; James Allen; and Rocksbox.
◦In Canada, the segment primarily operates under the Peoples banner (Peoples Jewellers).
•The International segment had 340 retail stores in the UK, Republic of Ireland and Channel Islands as of July 30, 2022, as well as maintains an online retail presence, for its principal banners, H. Samuel and Ernest Jones.
Certain Company activities are managed in the “Other” segment for financial reporting purposes, including the Company’s diamond sourcing function and its diamond polishing factory in Botswana. See Note 5 of Item 1 for additional information regarding the Company’s reportable segments, and see Item 1 of Signet’s Fiscal 2022 Annual Report on Form 10-K for further background and description of the Company’s business.

Diamonds Direct acquisition
On November 17, 2021, the Company acquired all of the outstanding shares of Diamonds Direct USA Inc. (“Diamonds Direct”) for cash consideration of $503.1 million, net of cash acquired. Diamonds Direct is an off-mall, destination jeweler in the US operating with a highly productive, efficient operating model with demonstrated growth and profitability. Diamonds Direct has been immediately accretive to Signet following the acquisition date. Diamonds Direct's strong value proposition, extensive bridal offering and customer-centric, high-touch shopping experience is a destination for younger, luxury-oriented bridal shoppers. Diamonds Direct strategically expands Signet’s market in accessible luxury and bridal, provides access to a new customer base and furthers Signet’s opportunity to build lifetime customer relationships. Signet plans to grow Diamonds Direct while driving operating margin expansion over time through operating synergies in purchasing, targeted marketing and connected commerce.
Blue Nile acquisition
On August 19, 2022, the Company completed its acquisition of Blue Nile, Inc. (“Blue Nile”), subject to the terms of a stock purchase agreement (“Agreement”) entered into on August 5, 2022. The total cash consideration is $398.2 million, net of cash acquired, including purchase price adjustments for working capital, and is subject to customary post-closing adjustments per the Agreement. Blue Nile is a leading online retailer of engagement rings and fine jewelry with 23 physical showrooms throughout the US. The addition of Blue Nile will further bring Signet a younger, more affluent, and highly diverse customer to Signet’s banner portfolio that will expand Signet’s accessible luxury tier. The strategic acquisition of Blue Nile accelerates Signet's efforts to enhance its connected commerce capabilities and extend its digital leadership across the jewelry category – all to further achieve meaningful operating synergies for the consumers and create value for shareholders.
Overall performance
Signet’s total sales declined by 1.9% during the second quarter of Fiscal 2023 compared to the same period in Fiscal 2022, which is primarily driven by the impact of the heightened inflationary pressure on consumers’ discretionary spending, shifts in consumer spending to experiences and travel, the impacts of lapping benefits from last year’s government stimulus in the North America segment and the weakening of the British Pound in the International segment. The decline in organic sales when compared to prior year quarter was partially offset by the addition of Diamonds Direct to Signet’s portfolio in the fourth quarter of Fiscal 2022. The Company’s overall operating results continue to reflect sustainable enhancements to Signet’s connected commerce capabilities, accelerated services, digital marketing effectiveness and flexibility, the strength of Signet’s banner differentiation and inventory management. The Company’s focus on its connected commerce shopping experience, both online and in-store, helped improve average transaction values during the second quarter of Fiscal 2023, despite the decline in traffic and number of transactions. During the remainder of Fiscal 2023, the Company will continue to execute the initiatives under its Inspiring Brilliance strategy, which is focused on the achievement of sustainable, industry-leading growth. As described in the Purpose and Strategy section within Item 1 of Signet’s Fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 17, 2022, through its Inspiring Brilliance strategy, the Company will focus on leveraging its core strengths that it developed over the past four years with the goal of creating a broader mid-market and increasing Signet’s share of that larger market as the industry leader.

Refer to the “Results of Operations” section below for further information on performance during the second quarter of Fiscal 2023.
Outlook
Following a year of heightened growth, jewelry industry revenues are expected to be flat to down slightly for the remainder of Fiscal 2023, as the pressure on consumer discretionary spending is expected to continue in the back half of Fiscal 2023. In addition, the Company anticipates that discretionary spending in jewelry will continue to be adversely impacted by rising prices on necessities such as gas and groceries, as well as less disposable income by consumers as a result of the expiration of government stimulus programs, particularly on the Company’s product assortments at lower price points. However, the magnitude and timing of both inflationary factors and the shift in spending are difficult to predict, as is whether these pressures will ultimately impact other product categories, including softening demand for products at higher price points. The Company believes that its banner value propositions and differentiation, including the addition of Diamonds Direct and Blue Nile to Signet’s portfolio, the strength of the Company’s product assortment and its investments in digital and flexible fulfillment capabilities are expected to continue fueling a positive response from customers across most merchandise categories and banners in Fiscal 2023. Furthermore, the Company will continue its diligent and effective efforts to drive structural cost savings and mitigate supply chain disruption.

The Company continues to monitor the additional potential impacts of the novel coronavirus (“COVID-19”) and other macroeconomic factors on its business, such as inflation and the conflict in Ukraine. Uncertainties exist that could continue to impact the Company’s results of operations or cash flows in the future, such as potential resurgence of COVID-19 in key trade areas, further pricing and inflationary environment changes impacting the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or the consumers’ ability to spend described above, the Company’s ability to recruit and retain qualified team members, organized retail crime, or extended duration of heightened unemployment in certain trade areas. See “Forward-Looking Statements” above as well as the “Risk Factors” section herein and in Signet’s Fiscal 2022 Annual Report on Form 10-K.
RESULTS OF OPERATIONS

The following should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2022 Annual Report on Form 10-K.
Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
•Same store sales: Down 8.2%.
•Total sales: $1.75 billion, down 1.9%.
•Operating income: $186.8 million compared to $225.4 million in the prior year.
•Diluted earnings per share: $2.58 compared to $3.60 in the prior year.

Comparison of Year to Date Fiscal 2023 Year to Prior Year
•Same store sales: Down 3.0%.
•Total sales: $3.59 billion, up 3.3%.
•Operating income: $187.0 million compared to $394.1 million in the prior year.
•Diluted earnings per share: $0.90 compared to $5.84 in the prior year.

	Second Quarter				Year to Date
	Fiscal 2023		Fiscal 2022		Fiscal 2023		Fiscal 2022
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,754.9	100.0%	$1,788.1	100.0%	$3,593.2	100.0%	$3,476.9	100.0%
Cost of sales	(1,090.2)	(62.1)	(1,070.5)	(59.9)	(2,204.8)	(61.4)	(2,080.9)	(59.8)
Gross margin	664.7	37.9	717.6	40.1	1,388.4	38.6	1,396.0	40.2
Selling, general and administrative expenses	(477.3)	(27.2)	(502.6)	(28.1)	(1,010.4)	(28.1)	(1,014.6)	(29.2)
Other operating income (expense)	(0.6)	—	10.4	0.6	(191.0)	(5.3)	12.7	0.4
Operating income	186.8	10.6	225.4	12.6	187.0	5.2	394.1	11.3
Interest expense, net	(3.4)	(0.2)	(4.4)	(0.2)	(7.8)	(0.2)	(8.3)	(0.2)
Other non-operating income (expense)	(2.4)	(0.1)	0.1	—	(136.9)	(3.8)	0.2	—
Income before income taxes	181.0	10.3	221.1	12.4	42.3	1.2	386.0	11.1
Income taxes	(35.6)	(2.0)	3.5	0.2	19.6	0.5	(23.0)	(0.7)
Net income	$145.4	8.3%	$224.6	12.6%	$61.9	1.7%	$363.0	10.4%
Dividends on redeemable convertible preferred shares	(8.6)	nm	(8.6)	nm	(17.2)	nm	(17.2)	nm
Net income attributable to common shareholders	$136.8	7.8%	$216.0	12.1%	$44.7	1.2%	$345.8	9.9%
nm    Not meaningful.
Second quarter sales
Signet's total sales decreased 1.9% year over year to $1.75 billion in the 13 weeks ended July 30, 2022, while total sales at constant exchange rates decreased 0.5%. Total sales were impacted by a decrease in the Company’s core business year over year, partially offset by the impacts of the Diamonds Direct acquisition in the fourth quarter of Fiscal 2022. The decline in core business primarily reflects the impacts of lapping benefits from last year’s US government stimulus on consumers’ discretionary spending as well as other factors noted in the overall performance section above. This trend was reflected in Signet’s same store sales which decreased 8.2%, compared to an increase of 97.4% in the prior year quarter.

eCommerce sales in the second quarter of Fiscal 2023 were $297.8 million, down $38.4 million or 11.4%, compared to $336.2 million in the prior year second quarter. eCommerce sales accounted for 17.0% of second quarter sales, down from 18.8% of total sales in the prior year second quarter. Brick and mortar same store sales decreased 7.4% from the prior year second quarter.

The breakdown of the second quarter sales performance by segment is set out in the table below:

	Change from previous year
Second Quarter of Fiscal 2023	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	(8.7)%	7.1%	(1.6)%	(0.2)%	(1.8)%	$1,616.4
International segment	(1.5)%	2.3%	0.8%	(15.4)%	(14.6)%	$111.6
Other segment (1)	nm	nm	nm	nm	nm	$26.9
Signet	(8.2)%	7.7%	(0.5)%	(1.4)%	(1.9)%	$1,754.9
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

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second Quarter	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
North America segment	$493	$449	10.8%	10.0%	(19.2)%	70.1%
International segment (3)	£178	£168	6.0%	(4.5)%	(6.9)%	89.5%
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
North America sales
The North America segment’s total sales were $1.62 billion compared to $1.65 billion in the prior year, or a decrease of 1.8%. This decline reflects the impacts of lapping benefits from last year’s government stimulus on consumers’ discretionary spending as well as other factors noted in the overall performance section above, partially offset by an increased ATV of 10.8% compared to prior year, and by the impacts of the Diamonds Direct acquisition in the fourth quarter of Fiscal 2022.

Same store sales decreased 8.7% compared to an increase of 97.6% in the prior year, which is reflective of the factors discussed above and resulted in the number of transactions decreasing by 19.2% year over year.
International sales
The International segment’s total sales decreased 14.6% to $111.6 million compared to $130.7 million in the prior year, primarily as a result of the weakening of the British Pound. Same store sales decreased 1.5% compared to an increase of 95.1% in the prior year. In the International segment, the ATV increased 6.0% year over year, while the number of transactions decreased 6.9%.
Year to date sales
Signet’s total sales increased 3.3% to $3.59 billion compared to $3.48 billion in the prior year, while total sales at constant exchange rates increased 4.1%. Signet’s same store sales decreased 3.0%, compared to an increase of 101.7% in the prior year. While Signet’s total sales increased primarily due to the addition of Diamonds Direct to Signet’s portfolio in the fourth quarter of Fiscal 2022, Signet’s core business declined due to a combination of factors discussed above, such as the impacts of lapping benefits from last year’s government stimulus on consumers’ discretionary spending.
eCommerce sales year to date were $618.3 million, down $64.2 million or 9.4%, compared to $682.5 million in the prior year. eCommerce sales accounted for 17.2% of year to date sales, down from 19.6% of total sales in the prior year. Brick and mortar same store sales decreased 1.2% from the prior period.
The decrease in eCommerce sales as of percentage of sales reflected increased traffic in the stores year over year, particularly in the UK due to the lifting of government imposed COVID restrictions in the prior year. The Company’s focus on its connected commerce shopping experience, both online and in-store, helped maintain conversion rates and improve the ATV throughout Fiscal 2023 year to date.

The breakdown of the year-to-date sales performance is set out in the table below:

	Change from previous year
Second Quarter of Fiscal 2023	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	(4.8)%	6.7%	1.9%	(0.1)%	1.8%	$3,321.4
International segment	32.2%	(0.4)%	31.8%	(14.0)%	17.8%	$221.6
Other segment (1)	nm	nm	nm	nm	nm	$50.2
Signet	(3.0)%	7.1%	4.1%	(0.8)%	3.3%	$3,593.2
(1)     Includes sales from Signet’s diamond sourcing initiative.
(2)    Includes sales from acquired businesses which were not included in the results for the full comparable periods presented.
nm Not meaningful.
As described above, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second Quarter	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
North America segment	$495	$434	15.1%	12.4%	(18.9)%	79.7%
International segment (3)	£174	£167	4.8%	0.6%	25.9%	36.4%
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
North America sales
The North America segment’s total sales were $3.32 billion compared to $3.26 billion in the prior year, up 1.8%. Same store sales decreased 4.8% compared to an increase of 106.9% in the prior year. North America’s ATV increased 15.1%, while the number of transactions decreased 18.9%. While North America’s total sales increased, primarily as a result of the addition of Diamonds Direct, same store sales declined due to a combination of factors such as the impacts of lapping benefits from last year’s government stimulus on consumers’ discretionary spending.
eCommerce sales decreased 9.4%, while brick and mortar same store sales decreased 3.7%.
International sales
The International segment’s total sales increased 17.8% to $221.6 million compared to $188.1 million in the prior year and increased 31.8% at constant exchange rates. Same store sales increased 32.2% compared to an increase of 42.1% in the prior year. The ATV increased 4.8% over prior year, while the number of transactions increased 25.9%. The increases in sales and the number of transactions reflect the reopening of all UK stores in April 2021 following the lifting of COVID restrictions, offset by the weakening of the British Pound. In the prior year, all UK stores temporarily closed on March 24, 2020 and began reopening in the second quarter of Fiscal 2022.
Gross margin
In the second quarter of Fiscal 2023, gross margin was $664.7 million or 37.9% of sales compared to $717.6 million or 40.1% of sales in the prior year comparable period. In the first half of Fiscal 2023, gross margin was $1.4 billion or 38.6% of sales compared to $1.4 billion or 40.2% of sales in the prior year comparable period. The decrease in gross margin rate for both the 13 and 26 weeks ended July 30, 2022, compared to the same periods in Fiscal 2022, reflects deleveraging of store occupancy costs as a result of the lower same store sales noted above and the strength of Diamonds Direct’s bridal business, which carries a lower relative margin. Merchandise margins within the Company’s organic banners were similar to prior year. In addition, the gross margin also reflects technology investments and the lapping of benefits received in the UK in Fiscal 2022 from COVID-related tax abatements. These decreases were partially offset by the continued benefits of cost savings across the Company.

Selling, general and administrative expenses (“SG&A”)
In the second quarter of Fiscal 2023, SG&A was $477.3 million or 27.2% of sales compared to $502.6 million or 28.1% of sales in the prior year quarter. In the first half of Fiscal 2023, SG&A was $1.01 billion or 28.1% of sales compared to $1.01 billion or 29.2% of sales in the prior year comparable period. SG&A remained consistent for the 13 and 26 weeks ended July 30, 2022, compared to the prior year quarter. Increased spend for advertising and investments in digital/IT was offset by lower payroll-related costs and the benefits of structural cost savings, including from the Company’s restructured outsourced credit agreements finalized in the second quarter of Fiscal 2022. The improved SG&A as a percentage of sales was primarily driven by the cost savings programs, as well as the impact of the efficiency of Diamonds Direct’s operating model.
Other operating income (expense)
For the 13 and 26 weeks ended July 30, 2022, other operating expense was $0.6 million and $191.0 million, respectively, primarily driven by the pre-tax litigation charges of $190 million recorded in the first quarter. For the 13 and 26 weeks ended July 31, 2021, other operating income, net was $10.4 million and $12.7 million, respectively, primarily driven by interest income on the Company’s non-prime credit card portfolio and UK government subsidies granted for restrictions imposed on non-essential businesses.
Operating income
In the second quarter of Fiscal 2023, operating income was $186.8 million or 10.6% of sales, compared to $225.4 million or 12.6% of sales in the prior year second quarter. In the first half of Fiscal 2023, operating income was $187.0 million or 5.2% of sales compared to $394.1 million or 11.3% of sales in the prior year comparable period. The decrease in operating income for the 13 weeks ended July 30, 2022, compared to prior year reflects the heightened pressure on consumers’ discretionary spending, rapid inflation and other increased macroeconomic headwinds, offset by the impact of the addition of Diamonds Direct to Signet's portfolio and the benefits of cost savings discussed above. The decrease in operating income for the 26 weeks ended July 30, 2022, compared to prior year was primarily driven by the pre-tax litigation charges of $190 million offset by the impact of the addition of Diamonds Direct to Signet's portfolio and the benefits of cost savings discussed above.
Signet’s operating income by segment for the second quarter is as follows:

	Fiscal 2023		Fiscal 2022
(in millions)	$	% of segment sales	$	% of segment sales
North America segment (1)	$210.1	13.0%	$237.3	14.4%
International segment	(2.0)	(1.8)%	15.5	11.9%
Other segment	1.8	nm	(0.1)	nm
Corporate and unallocated expenses (2)	(23.1)	nm	(27.3)	nm
Operating income	$186.8	10.6%	$225.4	12.6%

Signet’s operating income by segment for the year to date period is as follows:

	Fiscal 2023		Fiscal 2022
(in millions)	$	% of segment sales	$	% of segment sales
North America segment (1)	$234.9	7.1%	$449.3	13.8%
International segment	(8.4)	(3.8)%	(4.2)	(2.2)%
Other segment	4.8	nm	(1.0)	nm
Corporate and unallocated expenses (2)	(44.3)	nm	(50.0)	nm
Operating income	$187.0	5.2%	$394.1	11.3%
(1)    Operating income during the 13 and 26 weeks ended July 30, 2022 includes $5.8 million and $10.2 million, respectively, of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct acquisition; and $2.6 million of acquisition-related expenses in connection with the Blue Nile acquisition. Operating income during the 26 weeks ended July 30, 2022 includes $190.0 million related to pre-tax litigation charges. See Note 4 and Note 21 for additional information.
Operating income during the 13 and 26 weeks ended July 31, 2021 includes $0.0 million and $1.1 million, respectively, of acquisition-related expenses in connection with the Rocksbox acquisition; $1.4 million of gains associated with the sale of customer in-house finance receivables; credits of $0.3 million and $1.0 million, respectively, to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities; and $(0.2) million and $1.3 million, respectively, of net asset impairments.
(2)    Operating income during the 13 and 26 weeks ended July 31, 2021 includes $0.6 million credit to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities.

Interest expense, net
For the 13 and 26 weeks ended July 30, 2022, net interest expense was $3.4 million and $7.8 million, respectively, compared to $4.4 million and $8.3 million in the 13 and 26 weeks ended July 31, 2021, respectively.
Other non-operating income (expense)
In the second quarter of Fiscal 2023, other non-operating expense was $2.4 million compared to other non-operating income of $0.1 million in the prior year comparable period. In the first half of Fiscal 2023, other non-operating expense was $136.9 million compared to other non-operating income of $0.2 million in the prior year comparable period. The other non-operating expenses primarily consisted of non-cash, pre-tax settlement charges of $132.8 million related to the partial buy-out of the Pension Scheme. Refer to Note 22 for additional information.
Income taxes
In the second quarter of Fiscal 2023, income tax expense was $35.6 million, an effective tax rate (“ETR”) of 19.7%, compared to income tax benefit of $3.5 million, an ETR of (1.6)%, in the prior year comparable period. The ETR for the 13 weeks ended July 30, 2022 was lower than the US federal income tax rate, primarily due to the favorable impact of foreign rate differences and benefits from its global reinsurance arrangements. The ETR for the 13 weeks ended July 31, 2021 was lower than the US federal income tax rate primarily due to the favorable impact of the reversal of the valuation allowance recorded against certain state deferred tax assets.

In the year to date period of Fiscal 2023, income tax benefit was $19.6 million, an ETR of (46.3)%, compared to an income tax expense of $23.0 million, an ETR of 5.9% in the prior year comparable period. The ETR for the 26 weeks ended July 30, 2022 was lower than the US federal income tax rate primarily due to the discrete tax benefits related to litigation charges of $47.7 million, the reclassification of the pension settlement loss out of AOCI of $25.2 million and the excess tax benefit for share based compensation which vested during the year of $13.0 million. The year to date ETR in the prior year comparable period was lower than the US federal income tax rate primarily due to the favorable impact of the reversal of the valuation allowance recorded against certain state deferred tax assets. Refer to Note 10 for additional information.

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

(in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Cash and cash equivalents	$851.7	$1,418.3	$1,573.8
Less: Loans and overdrafts	—	—	(0.4)
Less: Long-term debt	(147.2)	(147.1)	(146.9)
Net cash	$704.5	$1,271.2	$1,426.5

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

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net cash (used in) provided by operating activities	$20.6	$297.4	$(114.9)	$458.5
Purchase of property, plant and equipment	(37.4)	(20.9)	(58.2)	(32.2)
Free cash flow	(16.8)	276.5	$(173.1)	$426.3
Proceeds from sale of in-house finance receivables	—	(81.3)	—	(81.3)
Adjusted free cash flow	$(16.8)	$195.2	$(173.1)	$345.0
3.     Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA
EBITDA is a non-GAAP measure defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. Adjusted EBITDA is a non-GAAP measure, defined as earnings before interest, income taxes, depreciation and amortization, share-based compensation expense, non-operating income (expense) and certain non-GAAP accounting adjustments. Reviewed in conjunction with net income and operating income (loss), management believes that EBITDA and adjusted EBITDA help in enhancing investors’ ability to evaluate and analyze trends regarding Signet’s business and performance based on its current operations.

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$145.4	$224.6	$61.9	$363.0
Income tax expense (benefit)	35.6	(3.5)	(19.6)	23.0
Interest expense, net	3.4	4.4	7.8	8.3
Depreciation and amortization	39.8	41.6	79.8	83.7
Amortization of unfavorable contracts	(0.4)	(1.0)	(0.9)	(2.4)
EBITDA	$223.8	$266.1	$129.0	$475.6
Other non-operating expense (income) (3)	2.4	(0.1)	136.9	(0.2)
Share-based compensation	12.4	17.5	22.9	25.5
Other accounting adjustments
Credits related to transformation plan	—	(0.9)	—	(1.6)
Asset impairments, net (1)	—	(0.1)	—	(0.3)
Acquisition-related costs (2)	6.4	—	10.8	1.1
Gain on sale of in-house finance receivables	—	(1.4)	—	(1.4)
Litigation charges (4)	—	—	190.0	—
Adjusted EBITDA	$245.0	$281.1	$489.6	$498.7
(1) Includes right-of-use (“ROU”) asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the ROU assets in Fiscal 2021.
(2) Acquisition-related costs include the impact of the fair value step-up for inventory from Diamonds Direct, as well as professional fees for direct transaction-related costs incurred for the acquisitions of Blue Nile and Rocksbox in the second quarter of Fiscal 2023 and first quarter of Fiscal 2022, respectively.
(3) The 13 and 26 weeks ended July 30, 2022 includes the pension settlement charges. Refer to Note 22 for further information.
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

	13 weeks ended		26 weeks ended
(in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating income	$186.8	$225.4	$187.0	$394.1
Gain on sale of in-house finance receivables	—	(1.4)	—	(1.4)
Credits related to transformation plan	—	(0.9)	—	(1.6)
Asset impairments, net (1)	—	(0.1)	—	(0.3)
Acquisition-related costs (2)	6.4	—	10.8	1.1
Litigation charges (3)	—	—	190.0	—
Non-GAAP operating income	$193.2	$223.0	$387.8	$391.9
(1) Includes ROU asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the ROU assets in Fiscal 2021.
(2) Acquisition-related costs include the impact of the fair value step-up for inventory from Diamonds Direct, as well as professional fees for direct transaction-related costs incurred for the acquisitions of Blue Nile and Rocksbox in the second quarter of Fiscal 2023 and first quarter of Fiscal 2022, respectively.
(3) Refer to Note 21 for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior unsecured asset-based revolving credit facility (the “ABL Revolving Facility”). As of July 30, 2022, the Company had $851.7 million of cash and cash equivalents and $147.7 million of outstanding debt, with $1.3 billion of availability under its ABL Revolving Facility.
The tenets of Signet’s capital strategy are: 1) investing in its business to drive growth in line with the Company’s overall business strategy; 2) ensuring adequate liquidity through a strong cash position and financial flexibility under its debt arrangements; and 3) returning excess cash to shareholders. Over time, Signet’s strategy is to sustain an adjusted leverage ratio (a non-GAAP measure as defined in Item 7 of the Signet’s Fiscal 2022 Annual Report on Form 10-K) below 2.75x.
Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past three years laid the foundation for stronger than expected results during Fiscal 2022, including prioritizing digital investments in both technology and talent, enhancing its new and modernized eCommerce platform and optimizing a connected commerce shopping journey for its customers. The Company’s cash discipline has led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well as through improvement in productivity and overall health of the Company’s inventory, utilizing a disciplined approach to drive continued reductions in selldown and clearance inventory. In addition, structural cost reductions since the Company’s transformation strategy began in Fiscal 2019 have generated annual structural costs savings of over $400 million.

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

In addition, during Fiscal 2022, the Company made two acquisitions in line with its Inspiring Brilliance strategy. On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business, for cash consideration of $14.6 million, net of cash acquired. The acquisition was driven by Signet's initiatives to accelerate growth in its services offerings. On November 17, 2021, the Company acquired Diamonds Direct for cash consideration of $503.1 million, net of cash acquired. The acquisition of Diamonds Direct accelerates the Company’s growth in accessible luxury and bridal.
During the third quarter of Fiscal 2023, the Company completed its acquisition of Blue Nile Inc. (“Blue Nile”), subject to the terms of a stock purchase agreement (“Agreement”) entered into on August 5, 2022. The total cash consideration is $398.2 million, net of cash acquired, including purchase price adjustments for working capital, and is subject to customary post-closing adjustments per the Agreement. Blue Nile is a leading online retailer of engagement rings and fine jewelry with 23 physical showrooms throughout the US. The strategic acquisition of Blue Nile accelerates Signet's efforts to enhance its connected commerce capabilities and broaden its digital leadership across the jewelry category – all to further achieve meaningful operating synergies for the consumers and create value for shareholders. See Note 4 for further details.

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

Second, as described in Note 11, the Company entered into amended and restated receivable purchase agreements with CarVal and Castlelake regarding the purchase of add-on receivables on such Investors’ existing accounts, as well as the purchase of the Company-owned credit card receivables portfolio for accounts that had been originated through Fiscal 2021. These agreements provide Signet with improved terms for the next two years, as well as remove consumer credit risk from the balance sheet. In March 2022, the Company entered into amended and restated receivable purchase agreements with the Investors regarding the purchase of add-on receivables on such Investors’ existing accounts. Under the amended and restated agreements, The Bank of Missouri will be the issuer for the add-on receivables on these existing accounts and the Investors will purchase the receivables from The Bank of Missouri. In conjunction with the above agreements in March 2022, the Company entered into agreements with the Investors to transfer all existing cardholder accounts previously originated by Signet to The Bank of Missouri. Therefore, the Company no longer originates any credit receivables with customers.

Returning excess cash to shareholders

The Company remains committed to its goal to return excess cash to shareholders. During Fiscal 2022 and Fiscal 2023 to date, the Company has declared all preferred share dividends payable in cash, and beginning in the second quarter of Fiscal 2022, elected to reinstate the dividend program on its common shares. The Company also increased its common dividends from $0.18 per share in Fiscal 2022 to $0.20 per share beginning in Fiscal 2023. In addition, during the third quarter of Fiscal 2022, the Board of Directors authorized a reinstatement of share repurchases under the 2017 Program, increased authorization under the 2017 Program by approximately $560 million during Fiscal 2022 and authorized an additional $500 million in June 2022. Since the reinstatement of share repurchases, the Company has repurchased approximately 7.9 million shares for $602.7 million under the 2017 Program, including $291.0 million to date in Fiscal 2023. See Note 7 for further information related to the share repurchases.

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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2023 and Fiscal 2022:

	26 weeks ended
(in millions)	July 30, 2022	July 31, 2021
Net cash (used in) provided by operating activities	$(114.9)	$458.5
Net cash used in investing activities	(75.0)	(44.7)
Net cash used in financing activities	(367.1)	(15.9)
(Decrease) increase in cash and cash equivalents	$(557.0)	$397.9

Cash and cash equivalents at beginning of period	$1,418.3	$1,172.5
(Decrease) increase in cash and cash equivalents	(557.0)	397.9
Effect of exchange rate changes on cash and cash equivalents	(9.6)	3.4
Cash and cash equivalents at end of period	$851.7	$1,573.8
Operating activities
Net cash used in operating activities was $114.9 million compared to net cash provided by operating activities of $458.5 million in the prior year comparable period. This overall decrease is primarily due to higher cash outflows for working capital compared to the prior period. The significant movements in operating cash flows are further described below:
•Net income was $61.9 million compared to net income of $363.0 million in the prior year period, a decrease of $301.1 million. This decrease was primarily related to non-cash, pre-tax pension settlement charges of $132.8 million and pre-tax accrued litigation charges of $190.0 million during Fiscal 2023. See Note 20 for details.
•Changes in current income taxes was a use of $99.9 million in the current period compared to a use of $3.8 million in the prior year. The year over year change was primarily the result of income tax payments of $90.6 million in the current year and lower overall pre-tax income. Refer to Note 10 for more information.
•During the prior period, the Company sold its existing customer in-house finance receivables, as well as collected the payment obligation of the remaining 5% of the receivables previously sold in June 2018. This resulted in cash proceeds of $81.3 million. See Note 11 for further information.
•Cash used by inventory was $146.6 million compared to a source of $33.9 million in the prior year period driven by the pull forward of merchandise receipts during the first half of Fiscal 2023 to mitigate potential supply chain disruptions and replenish inventories to healthier in-stock levels. Overall inventory, excluding Diamonds Direct, has decreased compared to the same period in the prior year.
•Cash used by accounts payable was $221.2 million compared to a use of $95.6 million in the prior year period. Accounts payable decreased in the current year as a result of merchandise receipts pulled forward during the first half of the year to replenish stocks. In addition, the Company continued to utilize extended terms with its vendors and has maintained these extended terms throughout the current year.
Investing activities
Net cash used in investing activities for the 26 weeks ended July 30, 2022 was $75.0 million compared to net cash used in investing activities of $44.7 million in the prior period. Cash used in Fiscal 2023 was primarily related to capital expenditures of $58.2 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. Signet has planned Fiscal 2023 capital investments of up to $250 million, of which approximately $200 million relates to capital expenditures for technology and banner differentiation, and approximately $50 million relates to digital and cloud innovation. In Fiscal 2022, net cash used in investing activities included $14.4 million for the acquisition of Rocksbox.

Stores opened and closed in the 26 weeks ended July 30, 2022:

Store count by segment	January 29, 2022	Openings	Closures	July 30, 2022
North America segment (1)	2,506	23	(36)	2,493
International segment (1)	348	1	(9)	340
Signet	2,854	24	(45)	2,833
(1)    The net change in selling square footage for Fiscal 2023 year to date for the North America and International segments was 0.4% and (2.0%), respectively.
Financing activities
Net cash used in financing activities for the 26 weeks ended July 30, 2022 was $367.1 million, consisting of the repurchase of common shares of $291.0 million, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $41.4 million, and preferred and common dividends paid of $34.7 million.
Net cash used in financing activities for the 26 weeks ended July 31, 2021 was $15.9 million, primarily due to dividends paid of $8.2 million and payment of debt issuance costs of $3.6 million related to the modification to the ABL Facility.
Movement in cash and indebtedness
Cash and cash equivalents at July 30, 2022 were $851.7 million compared to $1.6 billion as of July 31, 2021. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 18, on July 28, 2021, the Company entered into an agreement to amend the ABL Revolving Facility. The amendment extends the maturity of the ABL Revolving Facility to July 28, 2026 and allows the Company to increase the size of the ABL Revolving Facility by up to $600 million.
At July 30, 2022 and July 31, 2021, Signet had $147.7 million and $148.0 million, respectively, of outstanding debt, consisting primarily of the Senior Notes.
Available borrowings under the ABL Revolving Facility were $1.3 billion as of July 30, 2022.
Net cash was $704.5 million as of July 30, 2022 compared to net cash of $1.4 billion as of July 31, 2021. Refer to the non-GAAP measures discussed above for the definition of net cash (debt) and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of July 30, 2022, January 29, 2022 and July 31, 2021, the Company was in compliance with all debt covenants.
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

	Summarized Balance Sheets
(in millions)	July 30, 2022	January 29, 2022
Total current assets	$3,150.6	$3,507.0
Total non-current assets	2,147.7	2,245.3
Total current liabilities	2,245.5	2,309.3
Total non-current liabilities	3,314.3	3,407.0
Redeemable preferred stock	653.0	652.1
Total due from Non-Guarantors (1)	416.9	311.4
Total due to Non-Guarantors (1)	1,741.7	1,666.9

(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	26 weeks ended	Year Ended
(in millions)	July 30, 2022	January 29, 2022
Sales	$3,133.9	$7,188.9
Gross margin	1,284.4	3,014.9
Income before income taxes (2)	17.7	939.7
Net income (2)	52.5	827.9
(2)    Includes net income from intercompany transactions with Non-Guarantors of $15.1 million for the 26 weeks ended July 30, 2022 and net income of $49.8 million for the year ended January 29, 2022. Intercompany transactions primarily include intercompany dividends and interest.

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
As certain of the International segment’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet also hedges a significant portion of forecasted merchandise purchases using commodity forward contracts. Additionally, the North America segment occasionally enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with purchases for its Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counterparties.
Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
Signet’s market risk profile as of July 30, 2022 has not materially changed since January 29, 2022. The market risk profile as of January 29, 2022 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022.
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
Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 30, 2022.
Changes in Internal Control over Financial Reporting
During the second quarter of Fiscal 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Our financial performance is highly dependent on US consumer confidence and the health of the US economy. At the end of the first quarter of Fiscal 2023 and continuing through the date of this quarterly report, we began to experience a decline in sales in lower price point products, which we believe is largely driven by the effects of inflation, reduced government stimulus, shifts in spending toward travel and experiences, and general US consumer confidence. If there is further deterioration of the economic conditions in the US, Canada, the UK and Europe, or if the effects of inflation, interest rates, a recession, and reduced government stimulus programs begin to further impact mid-tier consumer spending for bridal sales or sales of other higher price point products, our future sales and earnings could be further adversely impacted. Conditions in the Eurozone have a significant impact on the UK economy even though the UK is not a member of the Eurozone, which together with uncertainty regarding the final terms of the withdrawal of the UK from the European Union, could adversely impact trading in the International segment, as well as adversely impact the US economy.

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

Consumer spending may be significantly affected by many factors outside of our control, including general economic conditions; consumer disposable income; consumer confidence; wage and unemployment levels; unexpected trends in merchandise demand; significant competitive and promotional activity by other retailers; the availability, cost and level of consumer debt; inflationary pressures; the increase in general price levels; domestic and global supply chain issues; the costs of basic necessities and other goods; effects of weather and natural disasters, whether caused by climate change or otherwise; epidemics, contagious disease outbreaks, pandemics and other public health concerns, including those related to COVID-19 (including variants such as the Omicron variant); or lockdowns of our stores, support centers or distribution centers due to governmental mandates, the Russia-Ukraine war or social unrest. Any prior increase in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease again now that the government has terminated such stimulus programs and businesses terminate the ability to work remotely. Such decreases in consumer discretionary spending could result in a decrease in consumer traffic, same store sales, and average transaction values and could cause us to increase promotional activities, which would have a negative impact on our operating margins, all of which could negatively affect our business, results of operations, cash flows or stock price, particularly if consumer spending levels are depressed for a prolonged period of time. Furthermore, we believe government economic stimulus measures have a positive impact on our sales and when removed it is uncertain if or how long associated benefits may last.

Jewelry purchases are discretionary and are dependent on the above factors relating to discretionary consumer spending, particularly as jewelry is often perceived to be a luxury purchase. Consumer purchases of discretionary luxury items, such as our products, tend to decline during recessionary periods, periods of sustained high unemployment, or other times when disposable income is lower. Adverse changes in the economy and periods when discretionary spending by consumers may be under pressure could unfavorably impact sales and earnings. We may respond by increasing discounts or initiating marketing promotions to reduce excess inventory, which could also have a material adverse effect on our margins and operating results.

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

Any difficulty or delay in executing or integrating an acquisition or a major business or strategic initiative may result in expected returns and other projected benefits from such an exercise not being realized.

We have recently made acquisitions of Diamonds Direct and Blue Nile, and we may continue to make acquisitions in the future based on available opportunities in the market. All acquisitions, including these, involve numerous inherent challenges, such as our ability to properly evaluate acquisition opportunities and risks during diligence and our ability to balance resource constraints as we begin to integrate the acquired company into our existing business. Other risks and uncertainties related to our acquisitions include: failing to meet sales and profitability expectations; delayed or unrealized costs savings or synergy opportunities; unknown and underestimated liabilities; and difficulties integrating operations, personnel, financial systems and technology systems. Similarly, the acquisition of companies with operating margins lower than ours may cause a lower operating margin for Signet as a whole. Further, our ability to retain key employees of an acquired company, maintain pre-acquisition cultural dynamics and team morale, and foster the entrepreneurial spirit of an acquired company, particularly while implementing policies, procedures and compliance measures we require, may impact our ability to successfully integrate an acquisition. A significant transaction could also disrupt the operation of our current activities and divert significant management time and resources. If we are unable to execute or integrate an acquisition, major business or strategic initiative or a transformation plan, this could have a significant adverse effect on our results of operations. Our current borrowing agreements place certain limited constraints on our ability to make an acquisition, and future borrowing agreements could place tighter constraints on such actions.

Likewise, there is always the potential for difficulty or delay in execution of a strategic initiative including our direct diamond sourcing capabilities, or a strategic plan, such as our Inspiring Brilliance plan, that may prevent us from realizing expected returns and other projected benefits from such exercises during the anticipated timeframe or at all. The long-term growth of our business depends on the successful execution of our evolving business and strategic initiatives. Any number of factors could impact the success of these initiatives, many of which are out of our control, and there can be no assurance that they will be successful or deliver their anticipated benefits. Some initiatives may require us to devote significant management, financial and other resources and may expose us to new and unforeseen risks and challenges. We may also incur significant asset impairment and other charges in connection with any such initiative or an acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the second quarter of Fiscal 2023:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 1, 2022 to May 28, 2022	—	$—	—	$145,105,596
May 29, 2022 to June 25, 2022	392,664	$57.95	392,158	$622,381,014
June 26, 2022 to July 30, 2022	1,560	$55.25	—	$622,381,014
Total	394,224	$57.94	392,158	$622,381,014
(1)    Includes 2,066 shares delivered to Signet by employees to satisfy tax withholding obligations due upon the vesting of restricted share awards under share-based compensation programs. These shares are not repurchased in connection with any publicly announced share repurchase programs.
(2)    The average price paid per share excludes commissions paid of $7,843 in connection with the repurchases made under the 2017 Share Repurchase Program (the “2017 Program”).
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

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

2.1*#	Stock Purchase Agreement by and among Sterling Jewelers Inc., BC Cyan Investment Holdings, Inc., and BC Cyan Holdings L.P, and Sterling Jewelers Inc., dated August 5, 2022.

10.1*†	Amended and Restated Termination Protection Agreement dated March 15, 2022 between Sterling Jewelers Inc. and Virginia Drosos (refiled to correct a typographical error).

22.1*	List of Subsidiary Guarantors

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signet Jewelers Limited

Date:	September 1, 2022	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial and Strategy Officer (Principal Financial Officer)