Form 10-Q
period 2022-10-29
SIGNET JEWELERS LTD
filed 2022-12-06
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 29, 2022 or

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
Common Shares, $0.18 par value, 45,437,156 shares as of December 2, 2022

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021	Notes
Sales	$1,582.7	$1,537.8	$5,175.9	$5,014.7	3
Cost of sales	(1,030.1)	(962.2)	(3,234.9)	(3,043.1)
Gross margin	552.6	575.6	1,941.0	1,971.6
Selling, general and administrative expenses	(501.7)	(470.5)	(1,512.1)	(1,485.1)
Other operating income (expense)	(2.5)	1.8	(193.5)	14.5	20
Operating income	48.4	106.9	235.4	501.0	5
Interest expense, net	(3.6)	(4.1)	(11.4)	(12.4)
Other non-operating expense, net	(2.7)	(1.1)	(139.6)	(0.9)	20
Income before income taxes	42.1	101.7	84.4	487.7
Income taxes	(4.6)	(9.1)	15.0	(32.1)	10
Net income	$37.5	$92.6	$99.4	$455.6
Dividends on redeemable convertible preferred shares	(8.7)	(8.7)	(25.9)	(25.9)	7
Net income attributable to common shareholders	$28.8	$83.9	$73.5	$429.7

Earnings per common share:
Basic	$0.62	$1.59	$1.56	$8.17	8
Diluted	$0.60	$1.45	$1.49	$7.27	8
Weighted average common shares outstanding:
Basic	46.1	52.9	47.1	52.6	8
Diluted	48.1	63.7	49.2	62.7	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	October 29, 2022			October 30, 2021
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$37.5			$92.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(18.6)	—	(18.6)	(4.3)	—	(4.3)
Available-for-sale securities:
Unrealized loss	(0.3)	—	(0.3)	(0.1)	—	(0.1)
Cash flow hedges:
Unrealized gain	0.8	(0.2)	0.6	0.4	—	0.4
Reclassification adjustment for (gains) losses to earnings	(0.4)	0.2	(0.2)	0.1	—	0.1
Pension plan:
Actuarial loss	—	—	—	(72.9)	14.0	(58.9)
Reclassification adjustment for amortization of actuarial losses to earnings	1.0	(0.2)	0.8	1.0	(0.2)	0.8
Reclassification adjustment for amortization of net prior service costs to earnings	0.1	—	0.1	—	—	—
Total other comprehensive loss	$(17.4)	$(0.2)	$(17.6)	$(75.8)	$13.8	$(62.0)
Total comprehensive income			$19.9			$30.6

	39 weeks ended
	October 29, 2022			October 30, 2021
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$99.4			$455.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(42.5)	—	(42.5)	3.1	—	3.1
Available-for-sale securities:
Unrealized loss	(0.6)	—	(0.6)	(0.2)	—	(0.2)
Cash flow hedges:
Unrealized gain	2.6	(0.4)	2.2	0.2	—	0.2
Reclassification adjustment for (gains) losses to earnings	(0.7)	0.2	(0.5)	0.6	(0.1)	0.5
Pension plan:
Actuarial loss	(0.5)	0.1	(0.4)	(72.9)	14.0	(58.9)
Reclassification adjustment for amortization of actuarial losses to earnings	3.0	(0.4)	2.6	1.4	(0.3)	1.1
Reclassification adjustment for amortization of net prior service costs to earnings	0.3	—	0.3	0.1	—	0.1
Reclassification adjustment for pension settlement loss to earnings	132.8	(25.2)	107.6	—	—	—
Total other comprehensive income (loss)	$94.4	$(25.7)	$68.7	$(67.7)	$13.6	$(54.1)
Total comprehensive income			$168.1			$401.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	October 29, 2022	January 29, 2022	October 30, 2021	Notes
Assets
Current assets:
Cash and cash equivalents	$327.3	$1,418.3	$1,516.9
Accounts receivable	29.8	19.9	19.3	12
Other current assets	180.1	208.6	194.9
Income taxes	222.0	23.2	115.4
Inventories	2,429.0	2,060.4	2,148.3	13
Total current assets	3,188.2	3,730.4	3,994.8
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,313.0 (January 29, 2022 and October 30, 2021: $1,248.9 and $1,275.1, respectively)	591.6	575.9	513.2
Operating lease right-of-use assets	1,091.5	1,206.6	1,195.3	14
Goodwill	752.3	484.6	245.0	15
Intangible assets, net	413.5	314.2	189.2	15
Other assets	275.8	226.1	215.0
Deferred tax assets	33.1	37.3	35.0
Total assets	$6,346.0	$6,575.1	$6,387.5
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Loans and overdrafts	$—	$—	$0.3	18
Accounts payable	800.2	899.8	868.2
Accrued expenses and other current liabilities	623.2	501.6	469.2
Deferred revenue	335.3	341.3	307.0	3
Operating lease liabilities	266.1	300.0	304.4	14
Income taxes	22.7	28.0	22.7
Total current liabilities	2,047.5	2,070.7	1,971.8
Non-current liabilities:
Long-term debt	147.3	147.1	147.0	18
Operating lease liabilities	917.0	1,005.1	994.0	14
Other liabilities	98.8	117.6	129.1
Deferred revenue	878.1	857.6	813.2	3
Deferred tax liabilities	245.8	160.9	146.1
Total liabilities	4,334.5	4,359.0	4,201.2
Commitments and contingencies				21
Series A redeemable convertible preferred shares of $.01 par value: authorized 500 shares, 0.625 shares outstanding (January 29, 2022 and October 30, 2021: 0.625 shares outstanding, respectively)	653.4	652.1	651.7	6
Shareholders’ equity:
Common shares of $.18 par value: authorized 500 shares, 45.9 shares outstanding (January 29, 2022 and October 30, 2021: 49.9 and 52.6 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	252.3	231.2	271.8
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 24.1 shares (January 29, 2022 and October 30, 2021: 20.1 and 17.4 shares, respectively)	(1,510.2)	(1,206.7)	(986.3)
Retained earnings	2,885.2	2,877.4	2,580.7
Accumulated other comprehensive loss	(282.2)	(350.9)	(344.6)	9
Total shareholders’ equity	1,358.1	1,564.0	1,534.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,346.0	$6,575.1	$6,387.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(in millions)	October 29, 2022	October 30, 2021
Cash flows from operating activities
Net income	$99.4	$455.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	123.5	122.9
Amortization of unfavorable contracts	(1.4)	(2.9)
Share-based compensation	34.3	36.4
Deferred taxation	63.2	(20.1)
Pension settlement loss	132.8	—
Other non-cash movements	7.8	4.0
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(9.9)	13.0
Proceeds from sale of in-house finance receivables	—	81.3
Decrease (increase) in other assets and other receivables	0.6	(12.9)
Increase in inventories	(305.6)	(112.1)
(Decrease) increase in accounts payable	(177.6)	36.8
Increase (decrease) in accrued expenses and other liabilities	105.6	(25.6)
Change in operating lease assets and liabilities	(5.9)	(59.9)
(Decrease) increase in deferred revenue	(7.0)	47.1
Change in income tax receivable and payable	(206.1)	(67.3)
Pension plan contributions	(9.2)	(12.4)
Net cash (used in) provided by operating activities	(155.5)	483.9
Investing activities
Purchase of property, plant and equipment	(94.3)	(50.5)
Acquisitions, net of cash acquired	(397.8)	(14.6)
Other investing activities, net	(16.3)	2.1
Net cash used in investing activities	(508.4)	(63.0)
Financing activities
Dividends paid on common shares	(27.4)	(9.5)
Dividends paid on redeemable convertible preferred shares	(24.6)	(16.4)
Repurchase of common shares	(311.2)	(41.1)
Payment of debt issuance costs	—	(3.9)
Increase of bank overdrafts	—	0.3
Other financing activities, net	(44.3)	(7.5)
Net cash used in financing activities	(407.5)	(78.1)
Cash and cash equivalents at beginning of period	1,418.3	1,172.5
(Decrease) increase in cash and cash equivalents	(1,071.4)	342.8
Effect of exchange rate changes on cash and cash equivalents	(19.6)	1.6
Cash and cash equivalents at end of period	$327.3	$1,516.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 29, 2022	$12.6	$231.2	$0.4	$(1,206.7)	$2,877.4	$(350.9)	$1,564.0
Net loss	—	—	—	—	(83.5)	—	(83.5)
Other comprehensive income	—	—	—	—	—	91.2	91.2
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.3)	—	(9.3)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	50.0	—	(318.2)	—	—	(268.2)
Net settlement of equity-based awards	—	(54.9)	—	50.7	(35.1)	—	(39.3)
Share-based compensation expense	—	10.5	—	—	—	—	10.5
Balance at April 30, 2022	$12.6	$236.8	$0.4	$(1,474.2)	$2,740.9	$(259.7)	$1,256.8
Net income	—	—	—	—	145.4	—	145.4
Other comprehensive loss	—	—	—	—	—	(4.9)	(4.9)
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.2)	—	(9.2)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(22.8)	—	—	(22.8)
Net settlement of equity-based awards	—	(3.6)	—	2.6	(0.2)	—	(1.2)
Share-based compensation expense	—	12.4	—	—	—	—	12.4
Balance at July 30, 2022	$12.6	$245.6	$0.4	$(1,494.4)	$2,868.3	$(264.6)	$1,367.9
Net income	—	—	—	—	37.5	—	37.5
Other comprehensive loss	—	—	—	—	—	(17.6)	(17.6)
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.2)	—	(9.2)
Preferred shares, $13.14/share	—	—	—	—	(8.7)	—	(8.7)
Repurchase of common shares	—	—	—	(20.2)	—	—	(20.2)
Net settlement of equity-based awards	—	(4.7)	—	4.4	(2.7)	—	(3.0)
Share-based compensation expense	—	11.4	—	—	—	—	11.4
Balance at October 29, 2022	$12.6	$252.3	$0.4	$(1,510.2)	$2,885.2	$(282.2)	$1,358.1

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 30, 2021	$12.6	$258.8	$0.4	$(980.2)	$2,189.2	$(290.5)	$1,190.3
Net income	—	—	—	—	138.4	—	138.4
Other comprehensive income	—	—	—	—	—	6.9	6.9
Dividends declared:
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Net settlement of equity-based awards	—	(14.6)	—	15.0	(14.8)	—	(14.4)
Share-based compensation expense	—	8.0	—	—	—	—	8.0
Balance at May 1, 2021	$12.6	$252.2	$0.4	$(965.2)	$2,304.2	$(283.6)	$1,320.6
Net income	—	—	—	—	224.6	—	224.6
Other comprehensive income	—	—	—	—	—	1.0	1.0
Dividends declared:
Common shares, $0.18/share	—	—	—	—	(9.5)	—	(9.5)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Net settlement of equity based awards	—	(2.9)	—	14.2	(1.4)	—	9.9
Share-based compensation expense	—	17.5	—	—	—	—	17.5
Balance at July 31, 2021	$12.6	$266.8	$0.4	$(951.0)	$2,509.3	$(282.6)	$1,555.5
Net income	—	—	—	—	92.6	—	92.6
Other comprehensive loss	—	—	—	—	—	(62.0)	(62.0)
Dividends declared:
Common shares, $0.18/share	—	—	—	—	(9.5)	—	(9.5)
Preferred shares, $13.14/share	—	—	—	—	(8.7)	—	(8.7)
Repurchase of common shares	—	—	—	(41.1)	—	—	(41.1)
Net settlement of equity based awards	—	(5.9)	—	5.8	(3.0)	—	(3.1)
Share-based compensation expense	—	10.9	—	—	—	—	10.9
Balance at October 30, 2021	$12.6	$271.8	$0.4	$(986.3)	$2,580.7	$(344.6)	$1,534.6
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
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as accounting for a substantial portion of the annual operating profit.
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
The full extent and duration of the impact of COVID-19 on the Company’s operations and financial performance remains dependent upon the extent and duration of factors such as changes in customer behavior and potential shifts in discretionary spending, the post-pandemic impact of inflation from macroeconomic factors, the impact on the Company’s global supply chain, as well as the risk of possible resurgence of COVID-19 (including through variants). The Company will continue to evaluate the impact of COVID-19 on its business, results of operations and cash flows throughout Fiscal 2023 Fiscal 2023, including the potential impacts on various estimates and assumptions inherent in the preparation of the condensed consolidated financial statements.
Basis of preparation
The condensed consolidated financial statements of Signet are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Intercompany transactions and balances have been eliminated in consolidation. Signet has reclassified certain prior year amounts to conform to the current year presentation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the SEC on March 17, 2022.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2023 and Fiscal 2022 refer to the 52 week periods ending January 28, 2023 and ended January 29, 2022, respectively. Within these condensed consolidated financial statements, the third quarter and year to date period of the relevant fiscal years 2023 and 2022 refer to the 13 and 39 weeks ended October 29, 2022 and October 30, 2021, respectively.

Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International reportable segment and Canada as part of the North America reportable segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included in other operating income (expense) within the condensed consolidated statements of operations.
See Note 9 for additional information regarding the Company’s foreign currency translation.
Investment in Sasmat
During the 13 weeks ended July 30, 2022, the Company acquired a 25% interest in Sasmat Retail, S.L (“Sasmat”) for $17.1 million in cash. Sasmat is a Spanish jewelry retailer specializing in online selling, with five brick and mortar locations. Under the terms of the agreement, the Company has the option to acquire the remaining 75% of Sasmat exercisable at the earlier of three years or upon Sasmat reaching certain revenue targets as defined in the agreement. The Company is applying the equity method of accounting to the Sasmat investment. The Sasmat investment is recorded within other noncurrent assets in the condensed consolidated balance sheets. The Sasmat investment did not have a material impact on Signet’s condensed consolidated statements of operations during the 13 and 39 weeks ended October 29, 2022.
2. New accounting pronouncements
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
New accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during Fiscal 2023 that have had a material impact on the Company’s financial position or results of operations.
New accounting pronouncements issued but not yet adopted
There are no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company’s financial position or results of operations in future periods.

3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by banner, for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021:

	13 weeks ended October 29, 2022				13 weeks ended October 30, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$535.6	$—	$—	$535.6	$573.4	$—	$—	$573.4
Zales	263.2	—	—	263.2	291.9	—	—	291.9
Jared	267.7	—	—	267.7	277.1	—	—	277.1
Digital banners(1)	156.6	—	—	156.6	90.4			90.4
Diamonds Direct	106.4	—	—	106.4	—	—	—	—
Banter by Piercing Pagoda	82.9	—	—	82.9	111.4	—	—	111.4
Peoples	40.0	—	—	40.0	45.9	—	—	45.9
International segment banners	—	95.3	—	95.3	—	120.9	—	120.9
Other (2)	12.4	—	22.6	35.0	4.1	—	22.7	26.8
Total sales	$1,464.8	$95.3	$22.6	$1,582.7	$1,394.2	$120.9	$22.7	$1,537.8

	39 weeks ended October 29, 2022				39 weeks ended October 30, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$1,820.4	$—	$—	$1,820.4	$1,923.8	$—	$—	$1,923.8
Zales	929.0	—	—	929.0	1,030.0	—	—	1,030.0
Jared	885.3	—	—	885.3	873.1	—	—	873.1
Digital banners(1)	338.5			338.5	300.7			300.7
Diamonds Direct	325.7	—	—	325.7	—	—	—	—
Banter by Piercing Pagoda	302.1	—	—	302.1	399.0	—	—	399.0
Peoples	133.2	—	—	133.2	121.9	—	—	121.9
International segment banners	—	316.9	—	316.9	—	309.0	—	309.0
Other (2)	52.0	—	72.8	124.8	9.4	—	47.8	57.2
Total sales	$4,786.2	$316.9	$72.8	$5,175.9	$4,657.9	$309.0	$47.8	$5,014.7
(1) Includes sales from the Company’s digitally native banners, James Allen and Blue Nile.
(2) Other primarily includes sales from Signet’s diamond sourcing initiative, loose diamonds and Rocksbox.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021:

	13 weeks ended October 29, 2022				13 weeks ended October 30, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$729.2	$39.9	$—	$769.1	$640.9	$57.3	$—	$698.2
Fashion	496.4	16.4	—	512.8	524.6	23.3	—	547.9
Watches	45.0	33.0	—	78.0	48.7	44.0	—	92.7
Services (1)	155.3	6.0	—	161.3	143.8	(3.7)	—	140.1
Other (2)	38.9	—	22.6	61.5	36.2	—	22.7	58.9
Total sales	$1,464.8	$95.3	$22.6	$1,582.7	$1,394.2	$120.9	$22.7	$1,537.8

	39 weeks ended October 29, 2022				39 weeks ended October 30, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,247.1	$139.2	$—	$2,386.3	$2,064.5	$146.8	$—	$2,211.3
Fashion	1,764.2	52.0	—	1,816.2	1,866.7	53.7	—	1,920.4
Watches	150.0	106.1	—	256.1	154.2	102.2	—	256.4
Services (1)	484.8	19.6	—	504.4	440.8	6.3	—	447.1
Other (2)	140.1	—	72.8	212.9	131.7	—	47.8	179.5
Total sales	$4,786.2	$316.9	$72.8	$5,175.9	$4,657.9	$309.0	$47.8	$5,014.7
(1)     Services primarily includes sales from service plans, repairs and subscriptions.
(2)     Other primarily includes sales from Signet’s diamond sourcing initiative and other miscellaneous non-jewelry sales.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021:

	13 weeks ended October 29, 2022				13 weeks ended October 30, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,140.6	$79.8	$—	$1,220.4	$1,142.6	$99.4	$—	$1,242.0
E-commerce	315.6	15.5	—	331.1	251.6	21.5	—	273.1
Other (1)	8.6	—	22.6	31.2	—	—	22.7	22.7
Total sales	$1,464.8	$95.3	$22.6	$1,582.7	$1,394.2	$120.9	$22.7	$1,537.8

	39 weeks ended October 29, 2022				39 weeks ended October 30, 2021
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$3,851.7	$261.6	$—	$4,113.3	$3,775.5	$235.8	$—	$4,011.3
E-commerce	894.1	55.3	—	949.4	882.4	73.2	—	955.6
Other (1)	40.4	—	72.8	113.2	—	—	47.8	47.8
Total sales	$4,786.2	$316.9	$72.8	$5,175.9	$4,657.9	$309.0	$47.8	$5,014.7
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
Deferred selling costs
Unamortized deferred selling costs as of October 29, 2022, January 29, 2022 and October 30, 2021 were as follows:

(in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Other current assets	$27.7	$28.4	$25.2
Other assets	85.5	87.8	87.2
Total deferred selling costs	$113.2	$116.2	$112.4
Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $9.9 million and $31.0 million during the 13 and 39 weeks ended October 29, 2022, respectively, and $12.4 million and $29.4 million during the 13 and 39 weeks ended October 30, 2021.

Deferred revenue
Deferred revenue as of October 29, 2022, January 29, 2022 and October 30, 2021 was as follows:

(in millions)	October 29, 2022	January 29, 2022	October 30, 2021
ESP deferred revenue	$1,124.9	$1,116.5	$1,066.3
Other deferred revenue (1)	88.5	82.4	53.9
Total deferred revenue	$1,213.4	$1,198.9	$1,120.2

Disclosed as:
Current liabilities	$335.3	$341.3	$307.0
Non-current liabilities	878.1	857.6	813.2
Total deferred revenue	$1,213.4	$1,198.9	$1,120.2
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
ESP deferred revenue, beginning of period	$1,131.5	$1,063.8	$1,116.5	$1,028.9
Plans sold (1)	101.1	103.2	345.2	345.9
Revenue recognized (2)	(107.7)	(100.7)	(336.8)	(308.5)
ESP deferred revenue, end of period	$1,124.9	$1,066.3	$1,124.9	$1,066.3
(1)    Includes impact of foreign exchange translation.
(2)    The Company recognized sales of $60.7 million and $208.5 million during the 13 and 39 weeks ended October 29, 2022, respectively, and $56.4 million and $192.8 million during the 13 and 39 weeks ended October 30, 2021, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP.
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

Diamonds Direct

On November 17, 2021, the Company acquired all of the outstanding shares of Diamonds Direct USA Inc. (“Diamonds Direct”) for cash consideration of $503.1 million, net of cash acquired of $14.2 million and including the final additional payment of $1.9 million made in the first quarter of Fiscal 2023. Diamonds Direct is an off-mall, destination jeweler in the US, with a highly productive, efficient operating model with demonstrated growth and profitability which immediately contributed to Signet’s Inspiring Brilliance strategy to accelerate growth and expand the Company’s market in accessible luxury and bridal. Diamonds Direct’s strong value proposition, extensive bridal offering and customer-centric, high-touch shopping experience is a destination for younger, luxury-oriented bridal shoppers.

The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined by management using a combination of income and cost approaches, including the relief from royalty method and comparable market prices.

The following table presents the estimated fair value of the assets acquired and liabilities assumed from Diamonds Direct at the date of acquisition:

(in millions)
Inventories	$229.1
Property, plant and equipment	32.3
Operating lease right-of-use assets	56.9
Intangible assets	126.0
Other assets	6.8
Identifiable assets acquired	451.1

Accounts payable	46.8
Deferred revenue	36.0
Operating lease liabilities	57.6
Deferred taxes	31.2
Other liabilities	27.6
Liabilities assumed	199.2
Identifiable net assets acquired	251.9
Goodwill	251.2
Net assets acquired	$503.1

The Company recorded acquired intangible assets of $126.0 million, consisting entirely of an indefinite-lived trade name.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Diamonds Direct acquisition is primarily the result of expected synergies resulting from combining the activities such as marketing and digital effectiveness, expansion of connected commerce capabilities, and sourcing savings. The Company allocated goodwill to its North America reportable segment. None of the goodwill associated with this transaction is deductible for income tax purposes.

The results of Diamonds Direct subsequent to the acquisition date are reported as a component of the North America reportable segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

Blue Nile

On August 19, 2022, the Company acquired all of the outstanding shares of Blue Nile, Inc. (“Blue Nile”), subject to the terms of a stock purchase agreement (“Agreement”) entered into on August 5, 2022. The total cash consideration was $395.9 million, net of cash acquired of $16.6 million, including purchase price adjustments for working capital, and is subject to customary post-closing adjustments per the Agreement. In connection with the acquisition, the Company incurred $1.5 million and $4.1 million of acquisition-related costs during the 13 and 39 weeks ended October 29, 2022, respectively, which were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Blue Nile is a leading online retailer of engagement rings and fine jewelry. The strategic acquisition of Blue Nile accelerates Signet's initiatives to expand its bridal offerings and grow its accessible luxury portfolio while enhancing its connected commerce capabilities as well as extending its digital leadership across the jewelry category – all to further achieve meaningful operating synergies to enhance shopping experiences for consumers and create value for shareholders.

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

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from Blue Nile at the date of acquisition:

(in millions)
Inventories	$90.2
Property, plant and equipment	39.5
Operating lease right-of-use assets	39.1
Intangible assets	102.0
Other assets	10.1
Identifiable assets acquired	280.9

Accounts payable	73.2
Deferred revenue	14.2
Operating lease liabilities	39.1
Other liabilities	17.0
Liabilities assumed	143.5
Identifiable net assets acquired	137.4
Goodwill	258.5
Net assets acquired	$395.9

The Company recorded acquired intangible assets of $102.0 million, consisting entirely of an indefinite-lived trade name. In addition, the Company acquired federal net operating loss and other carryforwards of approximately $85 million and $71 million, respectively. Such amounts are subject to certain limitations under Section 382 of the Internal Revenue Code, and generally do not expire.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Blue Nile acquisition is primarily the result of expected synergies resulting from combining the merchandising and sourcing activities of the Company’s digitally native banners, as well as efficiencies in marketing and other aspects of the combined operations. The Company allocated goodwill to its North America reportable segment. None of the goodwill associated with this transaction is deductible for income tax purposes.

The results of Blue Nile subsequent to the acquisition date are reported as a component of the North America reportable segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

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
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations, as well as online, principally as Kay (Kay Jewelers and Kay Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared The Galleria Of Jewelry and Jared Vault), Diamonds Direct, Blue Nile, James Allen, Banter by Piercing Pagoda, and Rocksbox. Its Canadian stores operate as Peoples Jewellers.
The International reportable segment operates stores in the UK, Republic of Ireland and Channel Islands, as well as online. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally under the H. Samuel and Ernest Jones banners.
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Sales:
North America segment	$1,464.8	$1,394.2	$4,786.2	$4,657.9
International segment	95.3	120.9	316.9	309.0
Other segment	22.6	22.7	72.8	47.8
Total sales	$1,582.7	$1,537.8	$5,175.9	$5,014.7

Operating income (loss):
North America segment (1)	$65.4	$123.8	$300.3	$573.1
International segment	(6.5)	0.2	(14.9)	(4.0)
Other segment	(0.3)	(0.4)	4.5	(1.4)
Corporate and unallocated expenses (2)	(10.2)	(16.7)	(54.5)	(66.7)
Total operating income	48.4	106.9	235.4	501.0
Interest expense, net	(3.6)	(4.1)	(11.4)	(12.4)
Other non-operating expense, net	(2.7)	(1.1)	(139.6)	(0.9)
Income before income taxes	$42.1	$101.7	$84.4	$487.7

(1)    Operating income during the 13 and 39 weeks ended October 29, 2022 includes $5.0 million and $15.2 million, respectively, of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct and Blue Nile acquisitions; and $4.7 million and $7.3 million, respectively of acquisition and integration-related expenses in connection with the Blue Nile acquisition. Operating income during the 39 weeks ended October 29, 2022 includes $190.0 million related to pre-tax litigation charges. See Note 4 and Note 21 for additional information.
Operating income during the 13 and 39 weeks ended October 30, 2021 includes $2.6 million of acquisition-related expenses in connection with the Diamonds Direct acquisition; and $0.7 million and $2.0 million, respectively, of net asset impairments. Operating income during the 39 weeks ended October 30, 2021 includes $1.1 million of transaction-related expenses in connection with the Rocksbox acquisition; $1.4 million of gains associated with the sale of customer in-house finance receivables; and credits of $1.0 million to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities.
(2)    Operating income during the 13 and 39 weeks ended October 30, 2021 includes credits of $1.7 million and $2.3 million, respectively, to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities.
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

(in millions, except conversion rate and conversion price)	October 29, 2022	January 29, 2022	October 30, 2021
Conversion rate	12.3939	12.2297	12.2297
Conversion price	$80.6849	$81.7682	$81.7682
Potential impact of preferred shares if-converted to common shares	8.1	8.0	8.0
Liquidation preference (1)	$665.1	$665.1	$665.0
(1) Includes the Stated Value of the Preferred Shares plus any declared but unpaid dividends
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the Preferred Shares carrying value and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $10.2 million as of October 29, 2022 (January 29, 2022 and October 30, 2021: $9.0 million and $8.5 million, respectively).
Accretion of $0.4 million and $1.2 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 and 39 weeks ended October 29, 2022 ($0.4 million and $1.2 million for the 13 and 39 weeks ended October 30, 2021).
7. Shareholders’ equity
Dividends on Common Shares
As a result of COVID-19, Signet’s Board of Directors (the “Board”) elected to temporarily suspend the dividend program on common shares, effective in the first quarter of Fiscal 2021. The Board elected to reinstate the dividend program on common shares beginning in second quarter of Fiscal 2022. Dividends declared on the common shares during the 39 weeks ended October 29, 2022 and October 30, 2021 were as follows:

	Fiscal 2023		Fiscal 2022
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$0.20	$9.3	$—	$—
Second quarter	0.20	9.2	0.18	9.5
Third quarter (1)	0.20	9.2	0.18	9.5
Total	$0.60	$27.7	$0.36	$19.0
(1) Signet’s dividend policy results in the common share dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 29, 2022 and October 30, 2021, $9.2 million and $9.5 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on common shares declared for the third quarter of Fiscal 2023 and Fiscal 2022, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 39 weeks ended October 29, 2022 and October 30, 2021 were as follows:

	Fiscal 2023		Fiscal 2022
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$13.14	$8.2	$13.14	$8.2
Second quarter	13.14	8.2	13.14	8.2
Third quarter (1)	13.14	8.2	13.14	8.2
Total	$39.42	$24.6	$39.42	$24.6
(1)    Signet’s dividend policy results in the preferred share dividend payment date being a quarter in arrears from the declaration date. As a result, as of October 29, 2022 and October 30, 2021, $8.2 million and $8.2 million, respectively, has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the dividends on the Preferred Shares declared for the third quarter of Fiscal 2023 and Fiscal 2022, respectively.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net income attributable to common shareholders during the 13 and 39 weeks ended October 29, 2022 or October 30, 2021. See Note 6 for additional discussion of the Company’s Preferred Shares.

Share repurchases
On August 23, 2021, the Board authorized a reinstatement of repurchases under the 2017 Share Repurchase Program (the “2017 Program”). During Fiscal 2022, the Board also authorized an increase in the remaining amount of shares authorized for repurchase under the 2017 Program by $559.4 million, bringing the total authorization to $1.2 billion as of January 29, 2022. In June 2022, the Board authorized an additional increase of the 2017 Program by $500 million, bringing the total authorization to $1.7 billion. Since inception of the 2017 Program, the Company has repurchased approximately $1.1 billion of shares, with an additional $602.2 million of shares authorized for repurchase remaining as of October 29, 2022.
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
The share repurchase activity during the 39 weeks ended October 29, 2022 and October 30, 2021 was as follows:

	39 weeks ended October 29, 2022			39 weeks ended October 30, 2021
(in millions, except per share amounts	Shares repurchased	Amount repurchased (1)(2)	Average repurchase price per share (2)	Shares repurchased	Amount repurchased(2)	Average repurchase price per share(2)
2017 Program	5.1	$361.2	$70.98	0.5	$41.1	$88.04
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
8. Earnings per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator:
Net income attributable to common shareholders	$28.8	$83.9	$73.5	$429.7
Denominator:
Weighted average common shares outstanding	46.1	52.9	47.1	52.6
EPS – basic	$0.62	$1.59	$1.56	$8.17
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

The computation of diluted EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator:
Net income attributable to common shareholders	$28.8	$83.9	$73.5	$429.7
Add: Dividends on Preferred Shares	—	8.7	—	25.9
Numerator for diluted EPS	$28.8	$92.6	$73.5	$455.6
Denominator:
Basic weighted average common shares outstanding	46.1	52.9	47.1	52.6
Plus: Dilutive effect of share awards	2.0	2.8	2.1	2.1
Plus: Dilutive effect of Preferred Shares	—	8.0	—	8.0
Diluted weighted average common shares outstanding	48.1	63.7	49.2	62.7
EPS – diluted	$0.60	$1.45	$1.49	$7.27

The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Potential impact of Preferred Shares	8.1	—	8.1	—
Total antidilutive shares	8.1	—	8.1	—
9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial (losses) gains	Prior service costs	Accumulated other comprehensive income (loss)
Balance at January 29, 2022	$(244.3)	$0.2	$0.4	$(103.3)	$(3.9)	$(350.9)
Other comprehensive income (loss) (“OCI”) before reclassifications	(42.5)	(0.6)	2.2	(0.4)	—	(41.3)
Amounts reclassified from AOCI to earnings	—	—	(0.5)	106.6	3.9	110.0
Net current period OCI	(42.5)	(0.6)	1.7	106.2	3.9	68.7
Balance at October 29, 2022	$(286.8)	$(0.4)	$2.1	$2.9	$—	$(282.2)

The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021	Statement of operations caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.4)	$0.1	$(0.7)	$0.4	Cost of sales (see Note 16)
Commodity contracts	—	—	—	0.2	Cost of sales (see Note 16)
Total before income tax	(0.4)	0.1	(0.7)	0.6
Income taxes	0.2	—	0.2	(0.1)
Net of tax	(0.2)	0.1	(0.5)	0.5

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	1.0	1.0	3.0	1.4	Other non-operating expense, net (see Note 22)
Amortization of unrecognized net prior service costs	0.1	—	0.3	0.1	Other non-operating expense, net (see Note 22)
Pension settlement loss	—	—	132.8	—	Other non-operating expense, net (see Note 22)
Total before income tax	1.1	1.0	136.1	1.5
Income taxes	(0.2)	(0.2)	(25.6)	(0.3)
Net of tax	0.9	0.8	110.5	1.2

Total reclassifications, net of tax	$0.7	$0.9	$110.0	$1.7
10. Income taxes

	39 weeks ended
	October 29, 2022	October 30, 2021
Estimated annual effective tax rate before discrete items	19.7%	22.1%
Discrete items recognized	(37.5)%	(15.5)%
Effective tax rate recognized in statements of operations	(17.8)%	6.6%
During the 39 weeks ended October 29, 2022, the Company’s effective tax rate was lower than the US federal income tax rate, primarily as a result of the discrete tax benefits related to litigation charges of $47.7 million, the reclassification of the pension settlement loss out of AOCI of $25.2 million and the excess tax benefit for share-based compensation which vested during the year of $14.7 million.

The Company’s effective tax rate for the same period during the prior year was lower than the US federal income tax rate primarily due to the reversal of the valuation allowance recorded against certain state deferred tax assets.
As of October 29, 2022, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of January 29, 2022.
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

On June 30, 2021, the Company entered into amended and restated receivable purchase agreements with CarVal and Castlelake regarding the purchase of add-on receivables on such Investors’ existing accounts, as well as the purchase of the Company-owned credit card receivables portfolio for accounts that had been originated through Fiscal 2021 (see Note 12). During the second quarter of Fiscal 2022, Signet received cash proceeds of $57.8 million for the sale of these customer in-house finance receivables to the Investors. These receivables had a net book value of $56.4 million as of the sale date, and thus the Company recognized a gain on sale of $1.4 million in the North America reportable segment within other operating income in the condensed consolidated statements of operations during the second quarter of Fiscal 2022. Additionally, during the second quarter of Fiscal 2022, the Company received $23.5 million from the Investors for the payment obligation of the remaining 5% of the receivables previously purchased in June 2018. Beginning July 1, 2021, all new prime and non-prime account origination have occurred in accordance with the Comenity and Genesis agreements described above.
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
12. Accounts receivable
The following table presents the components of Signet’s accounts receivable:

(in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Accounts receivable, trade	$29.8	$18.3	$17.0
Accounts receivable, held for sale	—	1.6	2.3
Accounts receivable	$29.8	$19.9	$19.3

As described in Note 11, Signet is no longer the issuer of non-prime credit for add-on purchases on existing accounts. Therefore, the Company no longer holds these non-prime credit receivables. Prior to the March 2022 amendments, receivables originated by the Company but pending transfer to the Investors as of period end were classified as “held for sale” and included in accounts receivable in the condensed consolidated balance sheets. As of January 29, 2022 and October 30, 2021, the accounts receivable held for sale were recorded at fair value.
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
To estimate its allowance for credit losses, the Company segregated its credit card receivables into credit quality categories using the customers’ FICO scores. The following three industry standard FICO score categories were used:

•620 to 659 (Near Prime)
•580 to 619 (Subprime)
•Less than 580 (Deep Subprime)

The following table is a rollforward of the Company’s allowance for credit losses on customer in-house finance receivables:

	13 weeks ended	39 weeks ended
(in millions)	October 30, 2021	October 30, 2021
Beginning balance	$—	$25.5
Provision for credit losses	(0.6)	(1.0)
Write-offs	—	(5.5)
Recoveries	0.6	0.6
Reversal of allowance on receivables sold	—	(19.6)
Ending balance	$—	$—

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
13. Inventories
The following table summarizes the details of the Company’s inventory:

(in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Raw materials	$130.9	$75.8	$72.6
Merchandise inventories	2,298.1	1,984.6	2,075.7
Total inventories	$2,429.0	$2,060.4	$2,148.3

14. Leases
Total lease costs consist of the following:

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating lease cost	$100.7	$107.0	$297.3	$322.0
Short-term lease cost	11.1	1.8	35.1	8.2
Variable lease cost	25.9	26.0	84.3	87.5
Sublease income	(0.3)	(0.5)	(1.3)	(1.7)
Total lease costs	$137.4	$134.3	$415.4	$416.0
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
Fiscal 2022
During the 13 weeks ended May 1, 2021, the Company completed its quarterly triggering event assessment and did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceed their fair values.
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
In connection with the acquisition of Diamonds Direct on November 17, 2021, the Company recognized $126.0 million of indefinite-lived intangible assets related to the Diamonds Direct trade name and $251.2 million of goodwill, which are reported in the North America reportable segment. Refer to Note 4 for additional information.
During the 13 weeks ended October 30, 2021, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the third quarter of Fiscal 2022 requiring interim impairment assessment for all reporting units with goodwill and indefinite-lived intangible assets.
Fiscal 2023
During the 13 weeks ended April 30, 2022, the Company completed its quarterly triggering event assessment and did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceed their fair values.
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
In connection with the acquisition of Blue Nile on August 19, 2022, the Company recognized $102.0 million of indefinite-lived intangible assets and $258.5 million of goodwill, which are reported in the North America reportable segment. Refer to Note 4 for additional information.
During the 13 weeks ended October 29, 2022, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the third quarter of Fiscal 2023 requiring interim impairment assessment for all reporting units with goodwill and indefinite-lived intangible assets.
The uncertainty related to the current macroeconomic environment, such as rising interest rates and the heightened inflationary pressure on consumers’ discretionary spending, could negatively affect the share price of the Company’s stock, as well as key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. Thus, an adverse change in any of these factors could result in a risk of impairment in the Company’s goodwill or indefinite-lived trade names in future periods, including those from recent acquisitions.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 29, 2022 (1)	$484.6
Acquisitions (2)	267.7
Balance at October 29, 2022 (1)	$752.3
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million as of October 29, 2022 and January 29, 2022.
(2)    The change in goodwill during the period represents the acquisition of Blue Nile and the finalization of the purchase price allocation of Diamonds Direct. Refer to Note 4 for additional information.
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

The following table provides additional detail regarding the composition of intangible assets and liabilities:

	October 29, 2022			January 29, 2022			October 30, 2021
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$15.8	$(7.1)	$8.7	$15.8	$(5.3)	$10.5	$15.8	$(4.6)	$11.2
Indefinite-lived intangible assets (1)	404.8	—	404.8	303.7	—	303.7	178.0	—	178.0
Total intangible assets, net	$420.6	$(7.1)	$413.5	$319.5	$(5.3)	$314.2	$193.8	$(4.6)	$189.2

Intangible liabilities, net	$(38.0)	$32.2	$(5.8)	$(38.0)	$30.8	$(7.2)	$(38.0)	$30.5	$(7.5)
(1) The change in the indefinite-lived intangible asset balances during the periods presented was due to the addition of Diamonds Direct trade name of $126.0 million, the addition of Blue Nile trade name of $102.0 million and the impact of foreign currency translation.

16. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of financing. The Company’s main risks are market risk including foreign currency risk, commodity risk, liquidity risk and interest rate risk. Signet uses derivative financial instruments to manage and mitigate certain of these risks under policies reviewed and approved by the Board. Signet does not enter into derivative transactions for speculative purposes.
Market risk
Signet primarily generates revenues and incurs expenses in US dollars, Canadian dollars and British pounds. As a portion of the International reportable segment’s purchases and purchases made by the Canadian operations of the North America reportable segment are denominated in US dollars, Signet enters into forward foreign currency exchange contracts and foreign currency swaps to manage this exposure to the US dollar.
Signet holds a fluctuating amount of British pounds and Canadian dollars reflecting the cash generative characteristics of operations. Signet’s objective is to minimize net foreign exchange exposure to the condensed consolidated statements of operations on non-US dollar denominated items through managing cash levels, non-US dollar denominated intra-entity balances and foreign currency exchange contracts and swaps. In order to manage the foreign exchange exposure and minimize the level of funds denominated in British pounds and Canadian dollars, dividends are paid regularly by subsidiaries to their immediate holding companies and excess British pounds and Canadian dollars are sold in exchange for US dollars.
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of October 29, 2022, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.

Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of October 29, 2022 was $14.1 million (January 29, 2022 and October 30, 2021: $11.2 million and $19.4 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 29, 2022 and October 30, 2021: 10 months and 12 months, respectively).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of October 29, 2022 was $80.6 million (January 29, 2022 and October 30, 2021: $93.8 million and $96.0 million, respectively).
Commodity forward purchase contracts and net zero premium collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw materials. Trading for these contracts was suspended during Fiscal 2022 due to the commodity price environment and there were no commodity derivative contracts outstanding as of October 29, 2022, January 29, 2022, and October 30, 2021.
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of October 29, 2022, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	October 29, 2022	January 29, 2022	October 30, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.7	$0.3	$0.1
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1.3	—	—
Total derivative assets		$2.0	$0.3	$0.1

	Fair value of derivative liabilities
(in millions)	Balance sheet location	October 29, 2022	January 29, 2022	October 30, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.2)	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	(1.3)	(0.5)
Total derivative liabilities		$(0.2)	$(1.3)	$(0.5)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Foreign currency contracts	$2.4	$0.5	$(0.1)
Commodity contracts	—	—	(0.2)
Gains (losses) recorded in AOCI	$2.4	$0.5	$(0.3)

The following tables summarize the effect of derivative instruments designated as cash flow hedges on OCI and the condensed consolidated statements of operations:
Foreign currency contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gains (losses) recorded in AOCI, beginning of period		$2.0	$(0.6)	$0.5	$(0.7)
Current period gains (losses) recognized in OCI		0.8	0.4	2.6	0.2
Losses (gains) reclassified from AOCI to earnings	Cost of sales (1)	(0.4)	0.1	(0.7)	0.4
Gains (losses) recorded in AOCI, end of period		$2.4	$(0.1)	$2.4	$(0.1)

Commodity contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Losses recorded in AOCI, beginning of period		$—	$(0.2)	$—	$(0.4)
Gains reclassified from AOCI to earnings	Cost of sales (1)	—	—	—	0.2
Losses recorded in AOCI, end of period		$—	$(0.2)	$—	$(0.2)
(1)    Refer to the condensed consolidated statements of operations for total amounts of each financial statement caption impacted by cash flow hedges.

There were no discontinued cash flow hedges during the 39 weeks ended October 29, 2022 and October 30, 2021 as all forecasted transactions are expected to occur as originally planned. As of October 29, 2022, based on current valuations, the Company expects approximately $2.3 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.

Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivative instruments not designated as cash flow hedges in the condensed consolidated statements of operations:

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Foreign currency contracts	Other operating income (expense)	$(7.8)	$(1.3)	$(15.0)	$(0.4)
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	October 29, 2022			January 29, 2022			October 30, 2021
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$6.1	$6.1	$—	$4.5	$4.5	$—	$5.1	$5.1	$—
Foreign currency contracts	2.0	—	2.0	0.3	—	0.3	0.1	—	0.1
US government agency securities	1.5	—	1.5	2.0	—	2.0	2.0	—	2.0
Corporate bonds and notes	3.4	—	3.4	5.8	—	5.8	5.9	—	5.9
Total assets	$13.0	$6.1	$6.9	$12.6	$4.5	$8.1	$13.1	$5.1	$8.0

Liabilities:
Foreign currency contracts	$(0.2)	$—	$(0.2)	$(1.3)	$—	$(1.3)	$(0.5)	$—	$(0.5)
Total liabilities	$(0.2)	$—	$(0.2)	$(1.3)	$—	$(1.3)	$(0.5)	$—	$(0.5)

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

	October 29, 2022		January 29, 2022		October 30, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$147.3	$142.5	$147.1	$150.0	$147.0	$151.2

18. Loans, overdrafts and long-term debt

(in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.7	$147.7	$147.6
Other loans and bank overdrafts	—	—	0.3
Gross debt	$147.7	$147.7	$147.9
Less: Current portion of loans and overdrafts	—	—	(0.3)
Less: Unamortized debt issuance costs	(0.4)	(0.6)	(0.6)
Total long-term debt	$147.3	$147.1	$147.0
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
The Company had no outstanding borrowings on the ABL Revolving Facility for the periods presented and its available borrowing capacity was $1.3 billion as of October 29, 2022.
19. Warranty reserve
Certain businesses within the North America reportable segment provide a product lifetime diamond guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six-month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. A similar product lifetime guarantee is also provided on color gemstones. The warranty reserve for diamond and gemstone guarantees, included in accrued expenses and other current liabilities and other liabilities - non-current, is as follows:

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Warranty reserve, beginning of period	$38.5	$34.7	$36.0	$37.3
Warranty expense	4.1	2.6	12.2	4.8
Utilized (1)	(3.0)	(2.6)	(8.6)	(7.4)
Warranty reserve, end of period	$39.6	$34.7	$39.6	$34.7
(1)     Includes impact of foreign exchange translation.

(in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Disclosed as:
Accrued expense and other current liabilities	$11.0	$10.2	$9.9
Other liabilities - non-current	28.6	25.8	24.8
Total warranty reserve	$39.6	$36.0	$34.7
20. Other operating income (expense) and non-operating expense, net
The following table provides the components of other operating income (expense) for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021:

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Litigation charges (1)	$—	$—	$(190.0)	$—
Interest income from customer in-house finance receivables (2)	—	—	—	6.5
UK government grants	—	1.9	—	8.4
Other	(2.5)	(0.1)	(3.5)	(0.4)
Other operating income (expense)	$(2.5)	$1.8	$(193.5)	$14.5
(1)    See Note 21 for additional information.
(2)    See Note 12 for additional information.
The following table provides the components of other non-operating expense, net for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021:

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Pension settlement (1)	$—	$—	$(132.8)	$—
Other	(2.7)	(1.1)	(6.8)	(0.9)
Other non-operating expense, net	$(2.7)	$(1.1)	$(139.6)	$(0.9)
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

On June 8, 2022, SJI and the Claimants reached a settlement agreement, which was subject to preliminary and final approval after notice to the class. The settlement provides for the dismissal of the arbitration with prejudice and includes payments by the Company totaling approximately $175 million. As a result of the settlement, the Company recorded a pre-tax charge of $190 million within other operating expense in the condensed consolidated statement of operations during the first quarter ended April 30, 2022. The settlement charge includes the payments to the Claimants, estimated employer payroll taxes, class administration fees and Claimants’ counsel attorney fees and costs. The arbitrator issued a preliminary approval of the settlement agreement on June 23, 2022 and a final approval order on November 15, 2022. The parties are seeking the SDNY’s confirmation of the arbitrator’s final approval award. If the SDNY confirms the final approval award in December 2022 and there are no appeals of that confirmation order, the Company expects to fund the settlement in the fourth quarter of Fiscal 2023.

On May 4, 2017, without any findings of liability or wrongdoing, SJI entered into a Consent Decree with the Equal Employment Opportunity Commission (“EEOC”) settling a previously disclosed lawsuit that alleged that SJI engaged in intentional and disparate impact gender discrimination with respect to pay and promotions of female retail store employees since January 1, 2003. On May 4, 2017 the US District Court for the Western District of New York (“WDNY”) approved and entered the Consent Decree jointly proposed by the EEOC and SJI. The Consent Decree resolves all of the EEOC’s claims against SJI in this litigation, and imposes certain obligations on SJI including the appointment of an employment practices expert to review specific policies and practices, as well as obligations relative to training, notices, reporting and record-keeping. The Consent Decree does not require an outside third-party to monitor or require any monetary payment. The duration of the Consent Decree initially was three years and three months, set to expire on August 4, 2020, but on March 11, 2020, the WDNY approved a limited extension until November 4, 2021 of a few aspects of the Consent Decree terms regarding SJI’s compensation practices, and incorporating its implementation of a new retail team member compensation program into the overall Consent Decree framework. On October 11, 2021, SJI and the EEOC agreed to a tolling stipulation, which was submitted on October 22, 2021 and entered by the WDNY on November 4, 2021, and which extended certain deadlines of the Consent Decree until December 4, 2021. SJI and the EEOC have agreed to additional extensions of the tolling stipulation while the parties negotiated the terms of an amended Consent Decree for the limited purpose of completing certain statistical analyses on SJI’s initial pay and merit increase practices for its retail store employees that the employment practices expert was required to conduct during the term of the Consent Decree. The parties filed the Second Amended Consent Decree on April 15, 2022 and it was entered by the WDNY on April 22, 2022. The Second Amended Consent Decree expired on November 19, 2022.
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

Under the terms of the Agreement, SGL has contributed £14.0 million to date (approximately $18.9 million) to the Pension Scheme to enable the Trustee to pay for any and all costs incurred by the Trustee as part of the Transactions. The initial contribution of £7.0 million (approximately $9.7 million) was paid on August 4, 2021, and the Trustee transferred substantially all Plan assets into the BPA on August 9, 2021. SGL contributed an additional £7.0 million (approximately $9.2 million) to the Pension Scheme on March 23, 2022 to facilitate the Trustee funding the balancing premium to Rothesay. SGL is expected to contribute up to an additional £2.0 million (approximately $2.3 million) to the Pension Scheme to enable the Trustee to pay the remaining costs of the Transactions and wind up the Pension Scheme.

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

In the first quarter of Fiscal 2023, as a result of the Deed Poll and Deed of Assignment, as well as the voluntary lump sum distributions, the Company has determined that a transfer of all remaining risks has occurred with respect to these groups of participants. Thus, management concluded that the Company triggered settlement accounting and performed a remeasurement of the Pension Scheme, which resulted in a non-cash, pre-tax settlement charge of $131.9 million recorded within other non-operating expense, net within the condensed consolidated statement of operations during the first quarter of Fiscal 2023.

In the second quarter of Fiscal 2023, as a result of additional voluntary lump sum distributions made from the Pension Scheme, the Company has determined that a transfer of all remaining risks has occurred with respect to this group of participants. Thus, management concluded that the Company triggered settlement accounting which resulted in a non-cash, pre-tax settlement charge of $0.9 million recorded within other non-operating expense, net within the condensed consolidated statement of operations during the second quarter of Fiscal 2023.

The settlement charges recorded in the year to date period of Fiscal 2023 relate to the pro-rata recognition of previously unrecognized actuarial losses and prior service costs out of AOCI and into earnings associated with the Assigned Participants, as well as the voluntary lump sum distributions noted above. The Company expects to settle the remaining obligations and wind up the Pension Scheme by the end of Fiscal 2023.

The components of net periodic pension benefit cost for the Pension Scheme are as follows:

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Components of net periodic benefit (cost) income:
Interest cost	$—	$(0.7)	$(0.9)	$(2.7)
Expected return on plan assets	(0.3)	0.7	—	3.3
Amortization of unrecognized actuarial losses	(1.0)	(0.9)	(3.0)	(1.3)
Amortization of unrecognized net prior service costs	(0.1)	—	(0.3)	(0.1)
Pension settlement loss	—	—	(132.8)	—
Total net periodic benefit (cost) income	$(1.4)	$(0.9)	$(137.0)	$(0.8)

All components of net periodic benefit cost are charged to other non-operating expense, net, in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis in this Item 2 is intended to provide the reader with information that will assist in understanding the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 17, 2022.
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: difficulty or delay in executing or integrating an acquisition, including Diamonds Direct and Blue Nile, or executing other major business or strategic initiatives, the negative impacts that the COVID-19 pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows; the effect of steps we take in response to the pandemic; the severity, duration and potential resurgence of the pandemic (including through variants), including whether it is necessary to temporarily reclose our stores, distribution centers and corporate facilities or for our suppliers and vendors to temporarily reclose their facilities; the pace of recovery when the pandemic subsides and the heightened impact COVID-19 has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain, our ability to attract and retain labor, decelerating levels of consumer confidence and consumer behaviors such as willingness to patronize shopping centers and shifts in spending away from the jewelry category toward more experiential purchases such as travel, the impacts of the expiration of government stimulus on overall consumer spending, our level of indebtedness and covenant compliance, availability of adequate capital, our ability to execute our business plans, our lease obligations and relationships with our landlords, and asset impairments; general economic or market conditions, including impacts of inflation, the cessation of government stimulus programs, or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position, including due to the impacts of inflation and rising prices on necessities such as gas and groceries; our ability to optimize our transformation strategies; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions, future financial results and operating results and/or disruptions arising from changes to or termination of the relevant outsourcing agreements; deterioration in the performance of individual businesses or of our market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related to excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently proposed by the SEC; the risk of a potential US rail union strike; global economic conditions or other developments related to the United Kingdom's exit from the European Union; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of its digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to our information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans and pensions; or the impact of weather-related incidents, natural disasters, organized crime or theft, strikes, protests, riots or terrorism, acts of war (including the ongoing Russia-Ukraine conflict), or another public health crisis or disease outbreak, epidemic or pandemic on our business.
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
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. With 2,846 retail locations as of October 29, 2022, Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine banners, with the majority operating through both online and brick and mortar retail operations. The segment had 2,419 locations in the US and 93 locations in Canada as of October 29, 2022.
◦In the US, the segment operates under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and digitally native banners, James Allen and Blue Nile.
◦In Canada, the segment primarily operates under the Peoples banner (Peoples Jewellers).
•The International reportable segment had 334 locations in the UK, Republic of Ireland and Channel Islands as of October 29, 2022, as well as maintains an online retail presence for its principal banners, H. Samuel and Ernest Jones.
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
Blue Nile acquisition
On August 19, 2022, the Company acquired all of the outstanding shares of Blue Nile, Inc. (“Blue Nile”), subject to the terms of a stock purchase agreement (“Agreement”) entered into on August 5, 2022. The total cash consideration is $395.9 million, net of cash acquired, including purchase price adjustments for working capital, and is subject to customary post-closing adjustments per the Agreement. Blue Nile is a leading online retailer of engagement rings and fine jewelry. The addition of Blue Nile is expected to further bring Signet a younger, more affluent, and highly diverse customer to Signet’s banner portfolio that will expand Signet’s accessible luxury tier. We believe the strategic acquisition of Blue Nile accelerates Signet's efforts to enhance its connected commerce capabilities and extend its digital leadership across the jewelry category – all to further achieve meaningful operating synergies for the consumers and create value for shareholders.

Overall performance
Signet’s total sales grew by 2.9% during the third quarter of Fiscal 2023 compared to the same period in Fiscal 2022, which was primarily driven by the additions of Diamonds Direct and Blue Nile to Signet’s portfolio. The decline in sales within the Company’s organic business includes the impact of heightened inflationary pressure on consumers’ discretionary spending, particularly for assortments at lower price points, shifts in consumer spending to experiences and travel, as well as the weakening of the British Pound in the International segment. The Company’s overall operating results continue to reflect sustainable enhancements to the differentiation of Signet’s banners, connected commerce capabilities, accelerated services, always on marketing strategy including increased penetration of digital marketing, and inventory management. During the third quarter of Fiscal 2023, the Company’s average merchandise transaction values (“ATV”) increased by 7.8% in the North America segment and 7.7% in the International segment, despite the decline in traffic and number of transactions. The increase relates to the higher penetration of accessible luxury banners, shift in assortment architecture to higher price points and the reduced impact of Banter by Piercing Pagoda, which carries a lower ATV. During the remainder of Fiscal 2023, the Company will continue to execute the initiatives under its Inspiring Brilliance strategy, which is focused on the achievement of sustainable industry-leading growth with an annual double digit operating margin. As described in the Purpose and Strategy section within Item 1 of Signet’s Fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 17, 2022, through its Inspiring Brilliance strategy, the Company is focused on leveraging its core strengths that it developed over the past four years with the goal of creating a broader mid-market and increasing Signet’s share of that larger market as the industry leader.

Refer to the “Results of Operations” section below for further information on performance during the third quarter of Fiscal 2023.
Outlook
Following a year of heightened growth, jewelry industry revenues are expected to be down mid-to-high single digits for Fiscal 2023, as the pressure on consumer discretionary spending is expected to continue through the rest of the year. In addition, the Company anticipates that discretionary spending in jewelry will continue to be adversely impacted by rising prices on necessities such as gas and groceries, and could further impact sales of the Company’s product assortments at lower and mid-tier price points. However, the magnitude and timing of both inflationary factors and the shift in spending are difficult to predict, as is whether these pressures will ultimately impact other product categories, including softening demand for products at higher price points. The Company also anticipates sales to be negatively impacted by the weakened British Pound during the remainder of Fiscal 2023. The Company believes that its banner value propositions and differentiation, including the addition of Diamonds Direct and Blue Nile to Signet’s portfolio, the strength of the Company’s product assortment and its investments in digital and flexible fulfillment capabilities are expected to continue fueling a positive response from customers across most merchandise categories and banners during the remainder of Fiscal 2023. Furthermore, the Company will continue its diligent and effective efforts to drive structural cost savings and leverage its flexible operating model.

The Company continues to monitor the impacts of certain macroeconomic factors on its business, such as inflation and the conflict in Ukraine. Uncertainties exist that could continue to impact the Company’s results of operations or cash flows in the future, such as further pricing and inflationary environment changes impacting the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or adverse shifts in consumer discretionary spending, supply chain disruptions to the Company’s business, including the risk of a potential US rail union strike, the potential resurgence of COVID-19 in key trade areas, the Company’s ability to recruit and retain qualified team members, or organized retail crime. See “Forward-Looking Statements” above as well as the “Risk Factors” section herein and in Signet’s Fiscal 2022 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
•Same store sales: Down 7.6%.
•Total sales: $1.58 billion, up 2.9%.
•Operating income: $48.4 million compared to $106.9 million in the prior year.
•Diluted earnings per share: $0.60 compared to $1.45 in the prior year.

Comparison of Year to Date Fiscal 2023 Year to Prior Year
•Same store sales: Down 4.4%.
•Total sales: $5.18 billion, up 3.2%.
•Operating income: $235.4 million compared to $501.0 million in the prior year.
•Diluted earnings per share: $1.49 compared to $7.27 in the prior year.

	Third Quarter				Year to Date
	Fiscal 2023		Fiscal 2022		Fiscal 2023		Fiscal 2022
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,582.7	100.0%	$1,537.8	100.0%	$5,175.9	100.0%	$5,014.7	100.0%
Cost of sales	(1,030.1)	(65.1)	(962.2)	(62.6)	(3,234.9)	(62.5)	(3,043.1)	(60.7)
Gross margin	552.6	34.9	575.6	37.4	1,941.0	37.5	1,971.6	39.3
Selling, general and administrative expenses	(501.7)	(31.7)	(470.5)	(30.6)	(1,512.1)	(29.2)	(1,485.1)	(29.6)
Other operating income (expense)	(2.5)	(0.2)	1.8	0.1	(193.5)	(3.7)	14.5	0.3
Operating income	48.4	3.1	106.9	7.0	235.4	4.5	501.0	10.0
Interest expense, net	(3.6)	(0.2)	(4.1)	(0.3)	(11.4)	(0.2)	(12.4)	(0.2)
Other non-operating expense, net	(2.7)	(0.2)	(1.1)	(0.1)	(139.6)	(2.7)	(0.9)	—
Income before income taxes	42.1	2.7	101.7	6.6	84.4	1.6	487.7	9.7
Income taxes	(4.6)	(0.3)	(9.1)	(0.6)	15.0	0.3	(32.1)	(0.6)
Net income	$37.5	2.4%	$92.6	6.0%	$99.4	1.9%	$455.6	9.1%
Dividends on redeemable convertible preferred shares	(8.7)	nm	(8.7)	nm	(25.9)	nm	(25.9)	nm
Net income attributable to common shareholders	$28.8	1.8%	$83.9	5.5%	$73.5	1.4%	$429.7	8.6%
nm    Not meaningful.
Third quarter sales
Signet's total sales increased 2.9% year over year to $1.58 billion in the 13 weeks ended October 29, 2022, while total sales at constant exchange rates increased 4.2%. The total sales increase was primarily driven by the additions of Diamonds Direct and Blue Nile to Signet’s portfolio, offset by the decrease in same store sales of 7.6%, compared to an increase of 18.9% in the prior year quarter. This decline was driven by the impact of heightened inflationary pressure on consumers’ discretionary spending, particularly on the Company’s product assortments at lower price points, shifts in consumer spending to experiences and travel, and the weakening of the British Pound in the International segment.

eCommerce sales in the third quarter of Fiscal 2023 were $331.1 million, up $58.0 million or 21.2%, compared to $273.1 million in the prior year third quarter, primarily driven by the addition of Blue Nile to Signet’s portfolio. eCommerce sales accounted for 20.9% of third quarter sales, up from 17.8% of total sales in the prior year third quarter. Brick and mortar same store sales decreased 8.1% from the prior year third quarter.

The breakdown of the third quarter sales performance by segment is set out in the table below:

	Change from previous year
Third Quarter of Fiscal 2023	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate (3)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	(7.6)%	12.7%	5.1%	—%	5.1%	$1,464.8
International segment	(6.7)%	(0.5)%	(7.2)%	(14.0)%	(21.2)%	$95.3
Other segment (1)	nm	nm	nm	nm	nm	$22.6
Signet	(7.6)%	11.8%	4.2%	(1.3)%	2.9%	$1,582.7
(1)     Includes sales from Signet’s diamond sourcing initiative.
(2)    Includes sales from acquired businesses which were not included in the results for the full comparable periods presented.
(3)    The Company also provides the period-over-period change in total sales excluding the impact of foreign currency fluctuations, which is a non-GAAP measure, to provide transparency to performance and enhance investors’ understanding of underlying business trends. The effect from foreign currency, calculated on a constant currency basis, is determined by applying current year average exchange rates to prior year sales in local currency.
nm Not meaningful.
ATV is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third Quarter	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
North America segment	$526	$488	7.8%	15.2%	(16.0)%	3.5%
International segment (3)	£181	£168	7.7%	(4.0)%	(14.7)%	12.8%
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
North America sales
The North America segment’s total sales were $1.46 billion compared to $1.39 billion in the prior year quarter, or an increase of 5.1%. This increase was primarily driven by the additions of Diamonds Direct and Blue Nile to Signet’s portfolio, offset by the decline in same store sales due to the impact of heightened inflationary pressure on consumers’ discretionary spending, particularly on the Company’s product assortments at lower price points. This decline was partially offset by an increased ATV of 7.8% compared to the prior year quarter.

Same store sales decreased 7.6% compared to an increase of 19.8% in the prior year quarter, which is reflective of the factors discussed above and resulted in the number of transactions decreasing by 16.0% year over year.
International sales
The International segment’s total sales decreased 21.2% to $95.3 million compared to $120.9 million in the prior year, primarily as a result of the weakening of the British Pound which drove 14.0% of this decline. Total sales at constant exchange rates decreased 7.2% compared to an increase of 7.3% in the prior year, primarily driven by the impact of heightened inflationary pressure on consumers’ discretionary spending, especially on necessities such as gas and groceries. In the International segment, the ATV increased 7.7% year over year, while the number of transactions decreased 14.7%.
Year to date sales
Signet’s total sales increased 3.2% to $5.18 billion compared to $5.01 billion in the prior year, while total sales at constant exchange rates increased 4.1%. Signet’s same store sales decreased 4.4%, compared to an increase of 66.3% in the prior year. While Signet’s total sales increased primarily due to the additions of Diamonds Direct and Blue Nile to Signet’s portfolio, Signet’s organic business declined primarily driven by the impact of the heightened inflationary pressure on consumers’ discretionary spending, shifts in consumer spending to experiences and travel, the impacts of lapping benefits from last year’s government stimulus in the North America segment and the weakening of the British Pound in the International segment.
eCommerce sales year to date were $949.4 million, down $6.2 million or 0.6%, compared to $955.6 million in the prior year. eCommerce sales accounted for 18.3% of year to date sales, down from 19.1% of total sales in the prior year. Brick and mortar same store sales decreased 3.3% from the prior period.

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
The breakdown of the year-to-date sales performance is set out in the table below:

	Change from previous year
Year-to-date Fiscal 2023	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate (3)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	(5.7)%	8.6%	2.9%	(0.1)%	2.8%	$4,786.2
International segment	17.5%	(0.5)%	17.0%	(14.4)%	2.6%	$316.9
Other segment (1)	nm	nm	nm	nm	nm	$72.8
Signet	(4.4)%	8.5%	4.1%	(0.9)%	3.2%	$5,175.9
(1)     Includes sales from Signet’s diamond sourcing initiative.
(2)    Includes sales from acquired businesses which were not included in the results for the full comparable periods presented.
(3)    The Company also provides the period-over-period change in total sales excluding the impact of foreign currency fluctuations, which is a non-GAAP measure, to provide transparency to performance and enhance investors’ understanding of underlying business trends. The effect from foreign currency, calculated on a constant currency basis, is determined by applying current year average exchange rates to prior year sales in local currency.
nm Not meaningful.
As described above, changes from the prior year do not recompute within the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year-to-date Fiscal 2023	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
North America segment	$503	$446	12.8%	11.7%	(18.1)%	49.6%
International segment (3)	£176	£167	5.4%	(2.4)%	9.8%	25.9%
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
North America sales
The North America segment’s total sales were $4.79 billion compared to $4.66 billion in the prior year, up 2.8%. Same store sales decreased 5.7% compared to an increase of 69.9% in the prior year. North America’s ATV increased 12.8%, while the number of transactions decreased 18.1%. While North America’s total sales increased primarily as a result of the additions of Diamonds Direct and Blue Nile to Signet’s portfolio, same store sales declined due to a combination of factors noted above such as the impacts of heightened inflationary pressure on consumers’ discretionary spending.
eCommerce sales decreased 8.2%, while brick and mortar same store sales decreased 5.1%.
International sales
The International segment’s total sales increased 2.6% to $316.9 million compared to $309.0 million in the prior year and increased 17.0% at constant exchange rates. Same store sales increased 17.5% compared to an increase of 26.9% in the prior year. The ATV increased 5.4% over prior year, and the number of transactions increased 9.8%. The increases in sales and the number of transactions reflect the reopening of all UK stores in April 2021 following the lifting of COVID restrictions, offset by the weakening of the British Pound. In the prior year, all UK stores temporarily closed on March 24, 2020 and began reopening in the second quarter of Fiscal 2022.
Gross margin
In the third quarter of Fiscal 2023, gross margin was $552.6 million, or 34.9%, of sales compared to $575.6 million, or 37.4%, of sales in the prior year comparable period. In the 39 weeks ended October 29, 2022, gross margin was $1.9 billion or 37.5% of sales compared to $2.0 billion or 39.3% of sales in the prior year comparable period. The decrease in gross margin rate for both the 13 and 39 weeks ended October 29, 2022, compared to the same periods in Fiscal 2022, reflects deleveraging of occupancy costs as a result of the lower same store sales noted above, and the mix of Diamonds Direct and Blue Nile’s bridal business, which generally carries lower margins. Merchandise margins within the Company’s organic business improved slightly to prior year in both the quarter and year to date, based on the improved health of our inventory, improved mix shift to higher priced merchandise and benefits of increase services revenue. In addition, the overall margin rate decline was partially offset by the continued benefits of cost savings in the Company’s organic businesses.
Selling, general and administrative expenses (“SG&A”)
In the third quarter of Fiscal 2023, SG&A was $501.7 million or 31.7% of sales compared to $470.5 million or 30.6% of sales in the prior year quarter. SG&A overall increased for the 13 weeks ended October 29, 2022 primarily due to the additions of Diamonds Direct and Blue Nile, offset by the impact of lower sales in the organic businesses. As a percentage of sales, the increase quarter over quarter was driven by investments in digital/IT, partially offset by lower payroll-related costs and the benefits of Signet’s flexible operating model.

In the 39 weeks ended October 29, 2022, SG&A was $1.51 billion or 29.2% of sales compared to $1.49 billion or 29.6% of sales in the prior year comparable period. The additions of Diamonds Direct and Blue Nile, together with increased investments in digital/IT, were offset by lower payroll-related costs and the benefits of structural cost savings in Signet’s organic businesses, including from the Company’s restructured outsourced credit agreements finalized in the second quarter of Fiscal 2022. The improved SG&A as a percentage of sales year to date was primarily driven by the cost savings initiatives and the efficiency of Diamonds Direct’s operating model.
Other operating income (expense)
For the 13 and 39 weeks ended October 29, 2022, other operating expense, net was $2.5 million and $193.5 million, respectively, primarily driven by the pre-tax litigation charges of $190 million recorded in the first quarter. For the 13 and 39 weeks ended October 30, 2021, other operating income, net was $1.8 million and $14.5 million, respectively, primarily driven by interest income on the Company’s non-prime credit card portfolio and UK government subsidies granted for restrictions imposed on non-essential businesses.
Operating income
For the third quarter of Fiscal 2023, operating income was $48.4 million or 3.1% of sales, compared to $106.9 million or 7.0% of sales in the prior year third quarter. For the 39 weeks ended October 29, 2022, operating income was $235.4 million or 4.5% of sales compared to $501.0 million or 10.0% of sales in the prior year comparable period. The decrease in operating income for the 13 weeks ended October 29, 2022, compared to prior year quarter reflects deleveraging of occupancy costs as a result of the lower same store sales noted above, increased investments in digital/IT and the mix of Diamonds Direct and Blue Nile’s bridal businesses, which generally carry lower relative margins. The decrease in operating income for the 39 weeks ended October 29, 2022, compared to prior year period, was primarily driven by the pre-tax litigation charges of $190 million offset by the impact of the acquisitions and the benefits of Signet’s flexible operating model discussed above.

Signet’s operating income (loss) by segment for the third quarter is as follows:

	Fiscal 2023		Fiscal 2022
(in millions)	$	% of segment sales	$	% of segment sales
North America segment (1)	$65.4	4.5%	$123.8	8.9%
International segment	(6.5)	(6.8)%	0.2	0.2%
Other segment	(0.3)	nm	(0.4)	nm
Corporate and unallocated expenses (2)	(10.2)	nm	(16.7)	nm
Operating income	$48.4	3.1%	$106.9	7.0%

Signet’s operating income (loss) by segment for the year to date period is as follows:

	Fiscal 2023		Fiscal 2022
(in millions)	$	% of segment sales	$	% of segment sales
North America segment (1)	$300.3	6.3%	$573.1	12.3%
International segment	(14.9)	(4.7)%	(4.0)	(1.3)%
Other segment	4.5	nm	(1.4)	nm
Corporate and unallocated expenses (2)	(54.5)	nm	(66.7)	nm
Operating income	$235.4	4.5%	$501.0	10.0%
(1)    Operating income during the 13 and 39 weeks ended October 29, 2022 includes $5.0 million and $15.2 million, respectively, of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct and Blue Nile acquisitions; and $4.7 million and $7.3 million, respectively of acquisition and integration-related expenses in connection with the Blue Nile acquisition. Operating income during the 39 weeks ended October 29, 2022 includes $190.0 million related to pre-tax litigation charges. See Note 4 and Note 21 for additional information.
Operating income during the 13 and 39 weeks ended October 30, 2021 includes $2.6 million of acquisition-related expenses in connection with the Diamonds Direct acquisition; and $0.7 million and $2.0 million, respectively, of net asset impairments. Operating income during the 39 weeks ended October 30, 2021 includes $1.1 million of transaction-related expenses in connection with the Rocksbox acquisition; $1.4 million of gains associated with the sale of customer in-house finance receivables; and credits of $1.0 million to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities.
(2)    Operating income during the 13 and 39 weeks ended October 30, 2021 includes credits of $1.7 million and $2.3 million, respectively, to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities.

Interest expense, net
For the 13 and 39 weeks ended October 29, 2022, net interest expense was $3.6 million and $11.4 million, respectively, compared to $4.1 million and $12.4 million in the 13 and 39 weeks ended October 30, 2021, respectively.
Other non-operating expense, net
In the third quarter of Fiscal 2023, other non-operating expense was $2.7 million compared to $1.1 million in the prior year comparable period. In the 39 weeks ended October 29, 2022, other non-operating expense was $139.6 million compared to $0.9 million in the prior year comparable period. The other non-operating expenses in the 39 weeks ended October 29, 2022 primarily consisted of non-cash, pre-tax settlement charges of $132.8 million related to the partial buy-out of the Pension Scheme. Refer to Note 22 for additional information.
Income taxes
In the third quarter of Fiscal 2023, income tax expense was $4.6 million, an effective tax rate (“ETR”) of 10.9%, compared to income tax expense of $9.1 million, an ETR of 8.9%, in the prior year comparable period. The ETR for the third quarter of Fiscal 2023 was lower than the US federal income tax rate, primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements. The ETR for the third quarter of Fiscal 2022 was lower than the US federal income tax rate primarily due to additional benefits of the CARES Act of $12.4 million related to carry back of the net operating losses incurred in Fiscal 2021, which was finalized and recognized as a discrete item during the third quarter of Fiscal 2022.

In the year to date period of Fiscal 2023, income tax benefit was $15.0 million, an ETR of (17.8)%, compared to an income tax expense of $32.1 million, an ETR of 6.6% in the prior year comparable period. The ETR for the 39 weeks ended October 29, 2022 was lower than the US federal income tax rate primarily due to the discrete tax benefits related to litigation charges of $47.7 million, the reclassification of the pension settlement loss out of AOCI of $25.2 million and the excess tax benefit for share-based compensation which vested during the year of $14.7 million. The year to date ETR in the prior year comparable period was lower than the US federal income tax rate primarily due to the favorable impact of the reversal of the valuation allowance recorded against certain state deferred tax assets. Refer to Note 10 for additional information.

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

(in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Cash and cash equivalents	$327.3	$1,418.3	$1,516.9
Less: Loans and overdrafts	—	—	(0.3)
Less: Long-term debt	(147.3)	(147.1)	(147.0)
Net cash	$180.0	$1,271.2	$1,369.6
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

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net cash (used in) provided by operating activities	$(40.6)	$25.4	$(155.5)	$483.9
Purchase of property, plant and equipment	(36.1)	(18.3)	(94.3)	(50.5)
Free cash flow	(76.7)	7.1	$(249.8)	$433.4
Proceeds from sale of in-house finance receivables	—	—	—	(81.3)
Adjusted free cash flow	$(76.7)	$7.1	$(249.8)	$352.1
3.     Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA
EBITDA is a non-GAAP measure defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. Adjusted EBITDA is a non-GAAP measure, defined as earnings before interest, income taxes, depreciation and amortization, share-based compensation expense, non-operating expense, net and certain non-GAAP accounting adjustments. Reviewed in conjunction with net income and operating income (loss), management believes that EBITDA and adjusted EBITDA help in enhancing investors’ ability to evaluate and analyze trends regarding Signet’s business and performance based on its current operations.

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$37.5	$92.6	$99.4	$455.6
Income tax expense (benefit)	4.6	9.1	(15.0)	32.1
Interest expense, net	3.6	4.1	11.4	12.4
Depreciation and amortization	43.7	39.2	123.5	122.9
Amortization of unfavorable contracts	(0.5)	(0.5)	(1.4)	(2.9)
EBITDA	$88.9	$144.5	$217.9	$620.1
Other non-operating expense, net (3)	2.7	1.1	139.6	0.9
Share-based compensation	11.4	10.9	34.3	36.4
Other accounting adjustments
Credits related to transformation plan	—	(1.7)	—	(3.3)
Asset impairments, net (1)	—	—	—	(0.3)
Acquisition and integration-related costs (2)	9.5	—	20.3	1.1
Gain on sale of in-house finance receivables	—	—	—	(1.4)
Litigation charges (4)	—	—	190.0	—
Adjusted EBITDA	$112.5	$154.8	$602.1	$653.5
(1) Includes right-of-use (“ROU”) asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the ROU assets in Fiscal 2021.
(2) Acquisition and integration-related costs include the impact of the fair value step-up for inventory from Diamonds Direct and Blue Nile; as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred for the acquisition of Blue Nile in Fiscal 2023; Fiscal 2022 included direct transaction-related costs for the acquisition of Rocksbox.
(3) The 13 and 39 weeks ended October 29, 2022 includes pension settlement charges. Refer to Note 22 for further information.
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

	13 weeks ended		39 weeks ended
(in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating income	$48.4	$106.9	$235.4	$501.0
Gain on sale of in-house finance receivables	—	—	—	(1.4)
Credits related to transformation plan	—	(1.7)	—	(3.3)
Asset impairments, net (1)	—	—	—	(0.3)
Acquisition and integration-related costs (2)	9.5	—	20.3	1.1
Litigation charges (3)	—	—	190.0	—
Non-GAAP operating income	$57.9	$105.2	$445.7	$497.1
(1) Includes ROU asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the ROU assets in Fiscal 2021.
(2) Acquisition and integration-related costs include the impact of the fair value step-up for inventory from Diamonds Direct and Blue Nile; as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred for the acquisition of Blue Nile in Fiscal 2023; Fiscal 2022 included direct transaction-related costs for the acquisition of Rocksbox.
(3) Refer to Note 21 for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior unsecured asset-based revolving credit facility (the “ABL Revolving Facility”). As of October 29, 2022, the Company had $327.3 million of cash and cash equivalents, $147.7 million of outstanding debt related to the Senior Notes, and no outstanding borrowings on the ABL Revolving Facility. The available borrowing capacity on the ABL Revolving Facility was $1.3 billion as of October 29, 2022.
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
Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past three years laid the foundation for stronger than expected results during Fiscal 2022, including prioritizing digital investments in both technology and talent, enhancing the Company’s new and modernized eCommerce platform and optimizing a connected commerce shopping journey for its customers. The Company’s cash discipline has led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well as through improvement in productivity and overall health of the Company’s inventory, utilizing a disciplined approach to drive continued reductions in sell down and clearance inventory. In addition, structural cost reductions since the Company’s transformation strategy began in Fiscal 2019 have generated annual structural costs savings of over $450 million.

As the Company continues to implement and execute on the next phase of its strategy, Inspiring Brilliance, it will continue to focus on working capital efficiency, optimizing its real estate footprint, and prioritizing transformational productivity to drive future cost savings opportunities, all of which are expected to be used to fuel strategic investments, grow the business, and enhance liquidity. In addition, the Company invested over $190 million for capital investments in Fiscal 2022, which included approximately $130 million for capital expenditures and approximately $60 million related to investments in digital and cloud IT. Additional capital investments of up to $215 million are planned for Fiscal 2023, which is lower than previously anticipated, reflecting the impact of external supply chain constraints.

In addition, during Fiscal 2022, the Company made two acquisitions in line with its Inspiring Brilliance strategy. On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business, for cash consideration of $14.6 million, net of cash acquired. The acquisition was driven by Signet's initiatives to accelerate growth in its services offerings. On November 17, 2021, the Company acquired Diamonds Direct for cash consideration of $503.1 million, net of cash acquired. The acquisition of Diamonds Direct accelerated the Company’s growth in accessible luxury and bridal.
During the third quarter of Fiscal 2023, the Company acquired all of the outstanding shares of Blue Nile, subject to the terms of a stock purchase agreement (“Agreement”) entered into on August 5, 2022. The total cash consideration is $395.9 million, net of cash acquired, including purchase price adjustments for working capital, and remains subject to customary post-closing adjustments per the Agreement. Blue Nile is a leading online retailer of engagement rings and fine jewelry. The strategic acquisition of Blue Nile accelerates Signet's efforts to enhance its connected commerce capabilities and broaden its digital leadership across the jewelry category – all to further achieve meaningful operating synergies for the consumers and create value for shareholders. See Note 4 for further details.

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

Returning excess cash to shareholders

The Company remains committed to its goal to return excess cash to shareholders. During Fiscal 2022 and Fiscal 2023 to date, the Company has declared all preferred share dividends payable in cash, and beginning in the second quarter of Fiscal 2022, elected to reinstate the dividend program on its common shares. The Company also increased its common dividends from $0.18 per share in Fiscal 2022 to $0.20 per share beginning in Fiscal 2023. In addition, during the third quarter of Fiscal 2022, the Board of Directors authorized a reinstatement of share repurchases under the 2017 Program, increased authorization under the 2017 Program by approximately $560 million during Fiscal 2022 and authorized an additional $500 million in June 2022. Since the reinstatement of share repurchases, the Company has repurchased approximately 8.3 million shares for $623.0 million under the 2017 Program, including $311.2 million to date in Fiscal 2023. See Note 7 for further information related to the share repurchases.

The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL Revolving Facility will be sufficient to meet its ongoing business requirements for at least the 12 months following the date of this report, including funding working capital needs, projected investments in the business (including capital expenditures), debt service, and returns to shareholders through either dividends or share repurchases.
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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2023 and Fiscal 2022:

	39 weeks ended
(in millions)	October 29, 2022	October 30, 2021
Net cash (used in) provided by operating activities	$(155.5)	$483.9
Net cash used in investing activities	(508.4)	(63.0)
Net cash used in financing activities	(407.5)	(78.1)
(Decrease) increase in cash and cash equivalents	$(1,071.4)	$342.8

Cash and cash equivalents at beginning of period	$1,418.3	$1,172.5
(Decrease) increase in cash and cash equivalents	(1,071.4)	342.8
Effect of exchange rate changes on cash and cash equivalents	(19.6)	1.6
Cash and cash equivalents at end of period	$327.3	$1,516.9
Operating activities
Net cash used in operating activities was $155.5 million during the 39 weeks ended October 29, 2022 compared to net cash provided by operating activities of $483.9 million in the prior year comparable period. This overall decrease is primarily due to lower income and higher cash outflows for working capital compared to the prior period. The significant movements in operating cash flows are further described below:
•Net income was $99.4 million compared to net income of $455.6 million in the prior year period, a decrease of $356.2 million. This decrease was primarily related to non-cash, pre-tax pension settlement charges of $132.8 million and pre-tax accrued litigation charges of $190.0 million during Fiscal 2023. See Note 20 for details.
•Changes in current income taxes was a use of $206.1 million in the current period compared to a use of $67.3 million in the prior year. The year over year change was primarily the result of income tax payments of $127.2 million in the current year and lower overall pre-tax income. Refer to Note 10 for more information.
•During the prior period, the Company sold its existing customer in-house finance receivables, as well as collected the payment obligation of the remaining 5% of the receivables previously sold in June 2018. This resulted in cash proceeds of $81.3 million. See Note 11 for further information.
•Cash used by inventory was $305.6 million compared to cash used of $112.1 million in the prior year period driven by the replenishment of inventories to healthier in-stock levels. Overall inventory, excluding Diamonds Direct and Blue Nile, has decreased approximately $50 million compared to the same period in the prior year.
•Cash used by accounts payable was $177.6 million compared to a source of $36.8 million in the prior year period. Accounts payable decreased in the current year as a result of merchandise replenishment during the first half of the year. In addition, the Company continued to utilize extended terms with its vendors and has maintained these extended terms throughout the current year.
Investing activities
Net cash used in investing activities for the 39 weeks ended October 29, 2022 was $508.4 million compared to a use of $63.0 million in the prior period. Cash used in Fiscal 2023 was primarily related to the acquisition of Blue Nile for $395.9 million, net of cash acquired, and capital expenditures of $94.3 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. Signet has planned Fiscal 2023 capital investments of up to $215 million, of which approximately $135 million relates to capital expenditures for technology and banner differentiation, and approximately $80 million relates to digital and cloud innovation. In Fiscal 2022, net cash used in investing activities included $14.6 million for the acquisition of Rocksbox.
Stores opened and closed in the 39 weeks ended October 29, 2022:

Store count by segment	January 29, 2022	Openings (2)	Closures	October 29, 2022
North America segment (1)	2,506	53	(47)	2,512
International segment (1)	348	1	(15)	334
Signet	2,854	54	(62)	2,846
(1)    The net change in selling square footage for Fiscal 2023 year to date for the North America and International segments was 1.3% and (3.5%), respectively.
(2)    Includes 23 locations acquired from Blue Nile in Fiscal 2023.
Financing activities
Net cash used in financing activities for the 39 weeks ended October 29, 2022 was $407.5 million, consisting of the repurchase of $311.2 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $44.3 million, and preferred and common share dividends paid of $52.0 million.
Net cash used in financing activities for the 39 weeks ended October 30, 2021 was $78.1 million, primarily due to the repurchase of $41.1 million of common shares and preferred and common share dividends paid of $25.9 million.
Movement in cash and indebtedness
Cash and cash equivalents at October 29, 2022 were $327.3 million compared to $1.5 billion as of October 30, 2021. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 18, on July 28, 2021, the Company entered into an agreement to amend the ABL Revolving Facility. The amendment extends the maturity of the ABL Revolving Facility to July 28, 2026 and allows the Company to increase the size of the ABL Revolving Facility by up to $600 million.

At October 29, 2022 and October 30, 2021, Signet had $147.7 million and $147.9 million, respectively, of outstanding debt, consisting primarily of the Senior Notes.
Available borrowing capacity under the ABL Revolving Facility was $1.3 billion as of October 29, 2022.
Net cash was $180.0 million as of October 29, 2022 compared to net cash of $1.4 billion as of October 30, 2021. Refer to the non-GAAP measures discussed above for the definition of net cash and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of October 29, 2022, January 29, 2022 and October 30, 2021, the Company was in compliance with all debt covenants.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as accounting for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
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
The Senior Notes were issued by Signet UK Finance plc (the “Issuer”). The Senior Notes rank senior to the Preferred Shares (as defined in Note 6) and Common Shares. The Senior Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing that indebtedness. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company, as the parent entity (the “Parent”) of the Issuer, and certain of its subsidiary guarantors (each, a “Guarantor” and collectively, the “Guarantors”).
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

	Summarized Balance Sheets
(in millions)	October 29, 2022	January 29, 2022
Total current assets	$2,963.1	$3,507.0
Total non-current assets	2,081.7	2,245.3
Total current liabilities	2,352.7	2,309.3
Total non-current liabilities	3,345.5	3,407.0
Redeemable preferred stock	653.4	652.1
Total due from Non-Guarantors (1)	518.9	311.4
Total due to Non-Guarantors (1)	1,819.8	1,666.9
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	39 weeks ended	Year Ended
(in millions)	October 29, 2022	January 29, 2022
Sales	$4,427.3	$7,188.9
Gross margin	1,775.0	3,014.9
Income before income taxes (2)	151.2	939.7
Net income (2)	184.0	827.9
(2)    Includes net income from intercompany transactions with Non-Guarantors of $97.1 million for the 39 weeks ended October 29, 2022 and net income of $49.8 million for the year ended January 29, 2022. Intercompany transactions primarily include intercompany dividends and interest.

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
As certain of the International segment’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet may hedge a portion of forecasted merchandise purchases using commodity forward contracts. Additionally, the North America segment occasionally enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with purchases for its Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counterparties.
Signet has significant amounts of cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
Signet’s market risk profile as of October 29, 2022 has not materially changed since January 29, 2022. The market risk profile as of January 29, 2022 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial and Strategy Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management, including the Chief Executive Officer and Chief Financial and Strategy Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial and Strategy Officer concluded that the disclosure controls and procedures were effective as of October 29, 2022.
Changes in Internal Control over Financial Reporting
The Company is in the process of integrating Diamonds Direct and Blue Nile, as described in Note 4 of Item 1 within this Quarterly Report on Form 10-Q, into the Company’s overall internal control over financial reporting framework.
Except as described above, there were no changes into the Company’s internal control over financial reporting during the third quarter of Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 21 of the Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The Company is supplementing the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended January 29, 2022 with the following modified risk factors, which should be read in conjunction with the other risk factors presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 that was filed with the SEC on March 17, 2022.

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

Particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices or have an impact on our results of operations. As we use an average cost inventory methodology, volatility in our commodity costs may also result in a time lag before cost increases are reflected in retail prices. Further, even if price increases are implemented, there is no certainty that such increases will be sustainable or acceptable to consumers. These factors may cause decreases in gross and operating margins and earnings. In addition, any sustained increases in the cost of commodities could result in the need to fund a higher level of inventory or changes in the merchandise available to the customer, which could increase costs, disrupt our sales levels and negatively impact liquidity.

Any difficulty or delay in executing or integrating an acquisition or a major business or strategic initiative may result in expected returns and other projected benefits from such an exercise not being realized.

We have recently made acquisitions of Diamonds Direct and Blue Nile, and we may continue to make acquisitions in the future based on available opportunities in the market. All acquisitions, including these, involve numerous inherent challenges, such as our ability to properly evaluate acquisition opportunities and risks during diligence and our ability to balance resource constraints as we begin to integrate an acquired company into our existing business. Other risks and uncertainties related to our acquisitions include: failing to meet sales and profitability expectations; delayed or unrealized costs savings or synergy opportunities; unknown and underestimated liabilities; and difficulties integrating operations, personnel, financial systems and technology systems. Similarly, the acquisition of companies with operating margins lower than ours may cause a lower operating margin for Signet as a whole. Further, our ability to retain key employees of an acquired company, maintain pre-acquisition cultural dynamics and team morale, and foster the entrepreneurial spirit of an acquired company, particularly while implementing policies, procedures and compliance measures we require, may impact our ability to successfully integrate an acquisition. A significant transaction could also disrupt the operation of our current activities and divert significant management time and resources. If we are unable to execute or integrate an acquisition, major business or strategic initiative or a transformation plan, this could have a significant adverse effect on our results of operations. Our current borrowing agreements place certain limited constraints on our ability to make an acquisition, and future borrowing agreements could place tighter constraints on such actions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the third quarter of Fiscal 2023:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 31, 2022 to August 27, 2022	1,311	$69.75	—	$622,381,014
August 28, 2022 to September 24, 2022	265,774	$56.94	262,955	$607,406,963
September 25, 2022 to October 29, 2022	99,866	$52.95	98,974	$602,172,535
Total	366,951	$55.90	361,929	$602,172,535
(1)    Includes 5,022 shares delivered to Signet by employees to satisfy tax withholding obligations due upon the vesting of restricted share awards under share-based compensation programs. These shares are not repurchased in connection with any publicly announced share repurchase programs.
(2)    The average price paid per share excludes commissions paid of $7,239 in connection with the repurchases made under the 2017 Share Repurchase Program (the “2017 Program”).

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

2.1#
Stock Purchase Agreement by and among Sterling Jewelers Inc., BC Cyan Investment Holdings, Inc., and BC Cyan Holdings L.P, and Sterling Jewelers Inc., dated August 5, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed September 1, 2022).

22.1*	List of Subsidiary Guarantors

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signet Jewelers Limited

Date:	December 6, 2022	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial and Strategy Officer (Principal Financial Officer)