Form 10-K
period 2023-01-28
SIGNET JEWELERS LTD
filed 2023-03-16
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of July 30, 2022 was $2,741,129,311.
Number of common shares outstanding on March 10, 2023: 45,221,840.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for its 2023 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after January 28, 2023 are incorporated by reference into Part III.

SIGNET JEWELERS LIMITED
FISCAL 2023 ANNUAL REPORT ON FORM 10-K

REFERENCES
Unless the context otherwise requires, references to “Signet”, the “Company”, “we”, “us”, or “our” refer to Signet Jewelers Limited and its consolidated subsidiaries. References to the “Parent Company” are to Signet Jewelers Limited.
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
Fiscal year, fourth quarter and Holiday Season
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2024”, “Fiscal 2023”, “Fiscal 2022”, and “Fiscal 2021” refer to the 53-week period ending February 3, 2024, and the 52-week periods ended January 28, 2023, January 29, 2022, and January 30, 2021. Fourth quarter references relate to the 13 weeks ended January 28, 2023 (“fourth quarter”) and January 29, 2022 (“prior year fourth quarter”).
As used herein, the “Holiday Season” consists of results for the months of November and December.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: difficulty or delay in executing or integrating an acquisition, including Diamonds Direct and Blue Nile, or executing other major business or strategic initiatives, the negative impacts that the COVID-19 pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows; the effect of steps we take in response to the pandemic; the severity, duration and potential resurgence of the pandemic (including through variants), including whether it is necessary to temporarily reclose our stores, distribution centers and corporate facilities or for our suppliers and vendors to temporarily reclose their facilities; the pace of recovery as the pandemic subsides and the heightened impact COVID-19 has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain, our ability to attract and retain labor, decelerating levels of consumer confidence and consumer behaviors such as willingness to patronize shopping centers and shifts in spending away from the jewelry category toward more experiential purchases such as travel, the impacts of the expiration of government stimulus on overall consumer spending, our level of indebtedness and covenant compliance, availability of adequate capital, our ability to execute our business plans, our lease obligations and relationships with our landlords, and asset impairments; general economic or market conditions, including impacts of inflation, the cessation of government stimulus programs, or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position, including due to the impacts of inflation and rising prices on necessities such as gas and groceries; our ability to optimize our transformation strategies; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of our market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related to excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently proposed by the SEC; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to our information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or physical assets; changes in assumptions used in making accounting estimates relating to items such as extended service plans; or the impact of weather-related incidents, natural disasters, organized crime or theft, strikes, protests, riots or terrorism, acts of war (including the ongoing Russia-Ukraine conflict), or another public health crisis or disease outbreak, epidemic or pandemic on our business.
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

PART I
ITEM 1. BUSINESS
PURPOSE & STRATEGY
Signet Jewelers Limited’s (“Signet”, the “Company”, “we”, “us”, or “our”) purpose is “Inspiring Love” and its mission is to enable all people to “Celebrate Life and Express Love.” The Company’s vision is to be the world’s premier jeweler by engaging customers with superior shopping and ownership experiences, connecting with them seamlessly across channels, earning their trust, and providing superior expertise, value, products, and services to meet their lifetime jewelry needs and desires. Signet aims to be the innovation and market share leader of the jewelry category with opportunity for additional market share expansion and profitable growth as the Company leverages its flexible operating model and core strengths while investing to widen its competitive advantages.

In Fiscal 2021, Signet successfully completed a three-year transformation plan called Path to Brilliance, which was designed to position the Company for reliable, sustainable long-term growth. Having exceeded its overall Path to Brilliance goals, the Company launched its next phase of growth - Inspiring Brilliance - in Fiscal 2022 and continued in Fiscal 2023, focused on four “Where-to-Play” strategies: Win in Big Businesses; Expand Accessible Luxury and Value; Accelerate Services; and Lead Digital Commerce. The Company's priorities are to grow market share, deliver an annual double-digit non-GAAP operating margin, and allocate capital with a disciplined, strategic approach that invests in the business while also returning cash to shareholders and driving annual revenues toward a longer-term goal of $9 billion.

Inspiring Brilliance
As described above, the foundations of Inspiring Brilliance are focused on four “Where-to-Play” strategies: Win in Big Businesses; Expand Accessible Luxury and Value; Accelerate Services; and Lead Digital Commerce. Below is the summary of the goals within these strategies, as well as progress and accomplishments toward those goals during Fiscal 2023.

•Win in Big Businesses: Signet is investing in and keeping its largest businesses healthy and growing by differentiating and positioning Signet banners with the customers they serve best and by leading innovation that will help ensure they win. Leveraging disciplined market segmentation - by demographics, by psychographics, by customer journey (e.g., bridal), and by price tiers - Signet is leveraging its banner portfolio to expand the available market in which it competes and attract new and loyal customers across the portfolio. This progress helped drive an estimated 40 basis point gain to Signet’s US market share to 9.7% in Fiscal 2023 and up from 6.5% since Fiscal 2020. Given the highly fragmented jewelry market landscape, we believe Signet has significant potential to further expand market share.

•Expand Accessible Luxury and Value: The Company is expanding the mid-market segment of the jewelry category by stretching the top of the mid-tier with greater focus on tiering up into accessible luxury and the lower mid-tier with value offerings. In addition, the Company acquired Diamonds Direct, an accessible luxury banner with a highly productive operating model in the fourth quarter of Fiscal 2022. The Company also acquired Blue Nile, the leading accessible luxury online retailer of engagement rings and fine jewelry, in the third quarter of Fiscal 2023 with a more affluent, diverse, and differentiated customer base. Signet continues to drive penetration in accessible luxury and move customers up the value chain across its banners by tiering up its assortment and leading category product and services innovation while also continuing to innovate for value-conscious customers by value-engineering new products in its assortment, leveraging scaled vertical integration in the supply chain, and by continuing to cut costs that customers don't see or care about.

•Accelerate Services: Signet is positioned to create a $1 billion revenue stream through services - up $600 million from Fiscal 2020 - as well as expand its known customer base and first party data with the “Vault Rewards” loyalty program. Services carry higher margin profiles, and Signet is focused on introducing consumer-driven services including personalization as well as expanding existing services such as Extended Service Plans and repair services to enhance the jewelry ownership experience. The Company continues to strengthen its reputation as a preferred supplier of jewelry repair services with increased repair customer satisfaction ratings Net Promoter Score (“NPS”) up 18 points since Fiscal 2020, decreased repair turnaround times, and innovative offerings such as digital repair tracking. The Company launched its “Vault Rewards” loyalty program this past year across Jared, Kay and Zales which now has approximately 1.5 million members and is showing strong month-to-month growth. Of note, loyalty members are already showing higher purchase frequency and average transaction values (“ATV”) than non-loyalty customers offering meaningful growth potential.

•Lead Digital Commerce: Digital innovation and capabilities are integral to the future of jewelry retail and is a cornerstone of Signet’s growth strategy. Signet now believes it has become the digital innovation leader in specialty retail jewelry through focused investment and agile implementation. The Company's four-plus years of digital investments have yielded a NPS of 74 in Fiscal 2023, a 5 point improvement from the prior year and up 10 points versus Fiscal 2020. In Fiscal 2023, the Company implemented customer-facing digital capabilities as well as operational technologies to strengthen its competitive advantages. Innovations included enhancement to Virtual Try-On, Virtual Appointments, Chat and Digital Store fronts enabling a more seamless shopping experience for our customers. Signet continues to make progress with this critical capability through both customer-facing enhancements and the use of artificial intelligence (“AI”) and machine learning in many operational parts of its business such as inventory distribution and flexible fulfillment capabilities, all intended to modernize the connected commerce experience for our customers.

How to Win: The Company is executing these growth strategies with three “How to Win” priorities: a Consumer-Inspired mindset, Connected Commerce presence, and a Culture of Innovation and Agility.

•Consumer Inspired: The Company is growing its customer base by drawing inspiration from inside and outside the jewelry category to drive innovation. Signet’s ability to develop unique customer insights with highly precise data analytics is emerging as a clear and sustainable competitive advantage. An example is Signet's understanding of customer desire for personalized products. Jewelry customers have a broad mindset when they think about product customization. For some, it means engraving - adding symbols or a personal message - along with precise and tailored sizing. For others, it’s configuring a piece from a set of options, with a jewelry consultant or virtually. A fast-growing segment of customers want to combine and modify pieces or design a custom piece entirely from scratch - even from a hand-drawn sketch that we transform into a beautiful bespoke piece of jewelry. The Company sees this personalization trend as a $700 million growth opportunity across Signet. It is an investment priority this year and beyond.

•Connected Commerce: As part of its Path to Brilliance transformation, Signet moved from a brick-and-mortar-centric business model to an OmniChannel strategy. Now, through Inspiring Brilliance, the Company is positioning itself to win with connected commerce capabilities that enable Signet banners to engage with customers whenever, wherever and however they want to shop. No other jewelry retailer offers a comparable mix of stores and digital platforms to serve customers. In Fiscal 2023, approximately 20% of sales were completed online and 75% of customers reported that they used a banner website prior to completing their purchase, which indicates that Signet customers now use both online and in-store experiences as part of their shopping journey. These seamless, friction-free experiences lead to higher ATV and stronger conversion rates than a traditional OmniChannel strategy.

In addition, the Company is leveraging AI, machine learning and data-driven insights in many operational parts of its business such as inventory distribution, labor planning and real estate fleet optimization. For example, coupling new digital capabilities together with a 21% reduction in store fleet (net of openings and acquisitions) resulted in an increase in sales per square foot on an annual basis of nearly 50%, and drove approximately 500 basis points of efficiency in store occupancy costs since the beginning of our transformation. Similarly, sales per labor hour in core banners increased approximately 47% and inventory turnover improved nearly 40% since Fiscal 2020.

•Culture of Innovation and Agility: Signet has transformed its culture – achieving three consecutive years of being named a Great Place to Work-Certified™ Company and improved scores in its Voice of the Employer survey, including how team members feel their work contributes to Signet’s purpose (up 28 points) and that they believe in our strategy (up 15 points). With the strength of its organization, Signet is committed to be the innovation leader of every business in which it competes and to operate with the agility required to learn, grow and lead. To enable this level of performance, the Company provides industry-leading training and development through what it calls "Brilliant University." This growth-focused training improves customer experiences, drives execution and agility, and enables performance and career growth possibilities for every team member who participates in the program. The strength of Signet’s culture has become a competitive advantage as it attracts top talent, enables high retention and lower attrition rates, and inspires peak performance at every level of the organization, all of which are reflected in the Company’s strong business performance. For example, Signet’s full-time team member retention increased 4 points in Fiscal 2023, at a time when the retail industry overall saw significant attrition. This matters because a Jewelry Consultant with 2+ years’ experience sells more than twice as much as a new Jewelry Consultant with tenure of 6 months or less. Further, aggregated cost reductions and process improvements of approximately $500 million have fueled investments and expanded Signet’s annual non-GAAP operating margin to 10.8% in Fiscal 2023, up over 600 basis points since Fiscal 2019.

Signet is demonstrating that it has the strategies, competitive advantages, and talent to consistently outpace the market and deliver reliable, long-term sustainable growth.

2030 Corporate Sustainability Goals
As a company with a Board level Corporate Citizenship & Sustainability Committee focused on its corporate sustainability strategy, Environmental, Social and Governance (“ESG”) data disclosures, and a Purpose-inspired business strategy as described in the above Inspiring Brilliance section, Signet is committed to ongoing leadership in sustainability and ESG initiatives as an important growth driver that is critical to the health of our business. To that end, the Company has integrated its 2030 Corporate Sustainability Goals into its business strategy, further strengthening Signet’s Corporate Citizenship and Sustainability leadership in the industry. Having already established its open-sourced Signet Responsible Sourcing Protocol which has become the industry standard for ethical and responsible sourcing, the Company now is committed to be the jewelry category leader in supply chain due diligence and reporting.

The Company’s Corporate Sustainability Goals are aligned with the UN Sustainable Development Goals in areas where Signet can have the most impact. Signet is a member of the UN Global Compact and adheres to its principles-based approach to responsible business. The Company has named a Chief ESG Officer, and under the leadership of the Chief Executive Officer, the entire Signet Leadership Team is engaged to provide governance and accountability on the Company’s goals. Leaders throughout the Company are engaged in the Company’s Sustainability efforts. Banner leaders as well as functional leaders in Corporate Communications & Sustainability, Finance, Human Resources, Supply Chain, IT and Merchandising are responsible for achieving short-term and long-term goals. Signet released its first annual update on its goals it its Fiscal 2022 Corporate Citizenship and Sustainability report published in June 2022. The Company has already achieved three of its forty-four Corporate Sustainability Goals while continuing to make steady progress towards its remaining goals.

For more information about Signet’s Citizenship & Sustainability strategy and programs, please refer the Company’s corporate website at www.signetjewelers.com/sustainability.

OVERVIEW
Signet is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. The Company operated 2,808 stores and kiosks as of January 28, 2023, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine banners, with the majority operating through both online and brick and mortar retail operations. The segment had 2,382 locations in the US and 93 locations in Canada as of January 28, 2023.
◦In the US, the segment operates under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and digital banners, James Allen and Blue Nile.
◦In Canada, the segment primarily operates under the Peoples banner (Peoples Jewellers).
•The International reportable segment had 333 locations in the UK, Republic of Ireland and Channel Islands as of January 28, 2023, as well as maintains an online retail presence for its principal banners, H. Samuel and Ernest Jones.
Certain Company activities are managed in the “Other” segment for financial reporting purposes, including the Company’s diamond sourcing function and its diamond polishing factory in Botswana. See Note 5 of Item 8 for additional information regarding the Company’s reportable segments.
Competition and Signet Competitive Strengths
Jewelry retailing is highly fragmented and competitive. Signet competes against other specialty jewelers, as well as other retailers that sell jewelry, including department stores, mass merchandisers, discount stores, apparel and accessory fashion stores, brand retailers, online retail and auction sites, shopping clubs, home shopping television channels and direct home sellers. The jewelry category competes for customers’ share-of-wallet with other consumer sectors such as electronics, clothing and furniture, as well as experience-oriented categories such as travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving.
In addition to the core strengths noted above, Signet believes its competitive advantages include strong awareness for each banner, superior customer experience, branded differentiated and exclusive merchandise, data-driven marketing and advertising, a diversified real estate portfolio, an efficient and flexible supply chain, and services including financing and lease purchase options, extended service plans, repair and custom design, and piercing, among others.
Connected commerce
As a specialty jeweler, Signet’s business differs from many other retailers such that a purchase of merchandise from any of Signet’s stores is not only viewed as an important experience but is also personal and intimate. Due to this dynamic experience, customers often invest time on Signet websites, through conversational commerce and on social media to experience the merchandise assortments prior to visiting brick-and-mortar stores to execute a purchase transaction. Approximately 75% of our in-store purchasers use digital channels to assist in their purchase journey. This is particularly true related to high value retail transactions, as customers will often supplement their online experience with an in-store visit prior to making a large purchase.

Through Signet’s banner websites, the Company educates customers about the jewelry category and provides them with a source of information on products, brands, and available merchandise, as well as the ability to buy online. To effectively service the ever-evolving needs of its digitally connected customers, Signet’s websites are integrated with a customer’s local store, so that merchandise ordered online may be delivered to their store or their home. Customers can easily filter product assortments by the delivery method of choice including but not limited to quick ship, buy-online-pickup-in-store (“BOPIS”), and same day delivery. Customers can also see if the product is available at their local store on the product description page. Banner websites continue to make an important and growing contribution to the customer experience, as well as to each banner’s marketing programs. Signet’s Connected Commerce strategy will continue to focus on:

•Investments in technologies and digital capabilities to enhance the customer journey. These include developing AI driven conversational commerce, the ability to virtually try on products, visual search tools, configuration capability, alternative and flexible payment options, jewelry related services, enhanced personalization/behavioral targeting, creative execution and brand differentiation. In addition, Signet will continue to focus on customer-first delivery options (such as BOPIS, same day delivery, curbside pickup, quick ship and ship from store), creating a seamless customer experience between the websites and the customer. Investments in virtual and in-store selling make it easier and more enjoyable for customers to shop whenever and however they choose.

•The expansion of asynchronous messaging with intent recognition and the ability to route to the appropriate expert based on that intent recognition whether that be a sales expert for engagement rings, watches or other gifts, or service to an existing order or purchase. At the end of 2021, the Company introduced 2-way SMS as a new channel to speak with Virtual Jewelry Experts. The channel has been growing every quarter since inception as customer preferences shift. We know approximately 40% of customers who talk with Virtual Jewelry Experts via SMS purchase in stores after their conversation, further solidifying our investment in Connected Commerce strategies.

•In Fiscal 2022, Signet introduced its Vault Rewards loyalty program across the North America banners to offer benefits for customer engagement and increased purchases through the earning of “gems” and other member benefits. The goal of the program is to grow our loyal customer base, driving repeat purchases over time and rewarding our most loyal customers.

•Introduction of a robust Customer Data Platform and Journey Analytics and Orchestration program to achieve a more comprehensive and personalized view of the customer, and facilitate cookie-less data activation which is expected to allow the Company to follow up on previous purchases as well as anticipate customer needs.

•Adding new capabilities to Signet’s digital customer clientele program, which enables the Company’s jewelry consultants to build a direct relationship with their customers to create a more personalized customer experience. In Fiscal 2022, this program was further enhanced with a newly created Digital In-Store Integration practice established to lead the integration of digital into brick and mortar stores across Signet banners. This team partners closely with the information technology (“IT”) and operations teams to harmonize and enhance existing applications and systems and use next generation training techniques to provide the right level of training and support to the field team.

Signet’s supplier relationships allow the Company to display suppliers’ inventories on the banner websites for sale to customers without holding the items in its inventory until the products are ordered by customers, which are referred to as “virtual inventory.” Virtual inventory expands the choice of merchandise available to customers both online and in-store. In the North America reportable segment, sales of virtual inventory accounted for approximately 53% of online sales and 11% of total sales in Fiscal 2023 (see further in the Products and merchandising section below).
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

Signet continues to invest in capabilities to enhance the customer experience to make it more personalized and journey focused. In Fiscal 2019, Signet implemented a multi-phase Voice of the Customer program utilizing the Net Promoter System as a component of its Path to Brilliance transformation plan and customer first initiatives. The first phase focused on setting up the technology, establishing stable measurements throughout the shopping ecosystem for key customer journeys, and discovering how to effectively operationalize customer feedback. In Fiscal 2020, Signet expanded into phase two by providing all stores and digital properties localized access to Voice of the Customer data to manage the customer experience real-time as performance feedback is received. To further strengthen its engagement with customers, Signet also implemented a closed-loop program whereby field and customer care teams rapidly respond to customers directly about their feedback to ensure the Company is delivering the best possible experience. In Fiscal 2021, Signet continued to optimize the program through expanded measurements and listening posts, integrating Voice of the Customer with additional operational data sources to drive greater sophistication in its customer and employee experience management, and develop additional tools to infuse the stories its customers share into the culture and their daily activities. In Fiscal

2023 and 2022 multiple survey programs were launched in additional channels such as BOPIS, delivery, and customer care to unlock key opportunities to drive customer centric strategies and improve experiences across Signet.

Banner operations
As noted above, the Company operates nine banners in North America and two banners in the UK, with the majority operating through both online and brick and mortar retail operations. Signet has specific operating and financial criteria that must be satisfied before investing in new stores or renewing leases on existing stores, including evaluation of the mall/trade area and market potential. The Company has reduced its store fleet by approximately 20% since beginning its transformation in Fiscal 2019, driving more than 400 basis points of gross margin leverage over that time. Substantially all the stores operated by Signet are leased. Signet continues to reposition its store portfolio in a manner that it believes will drive greater store productivity. These efforts include development and implementation of innovative store concepts to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at exiting under-performing stores, reducing the Company’s mall-based exposure and exiting regional brands.
The store activity was as follows for Fiscal 2023 and Fiscal 2022:

	January 28, 2023	Openings (1) (3)	Closures (1)	January 29, 2022	Openings (1) (3)	Closures (1)	January 30, 2021
North America segment:
Mall (2)	1,551	51	(102)	1,602	59	(59)	1,602
Off-mall and outlet	924	32	(12)	904	45	(20)	879
Total North America segment store activity	2,475	83	(114)	2,506	104	(79)	2,481
International segment store activity	333	2	(17)	348	3	(7)	352
Signet total	2,808	85	(131)	2,854	107	(86)	2,833

North America Total net selling square feet (thousands) (2)	3,818			3,784			3,764
Increase (decrease) in net store selling space	0.9%			0.5%			(8.7)%

International Total net selling square feet (thousands)	390			405			408
Decrease in net store selling space	(3.7)%			(0.7)%			(14.6)%
(1)    Includes 23 store repositions in Fiscal 2023 and 12 repositions in Fiscal 2022.
(2)    Includes mall-based kiosks for the Banter by Piercing Pagoda banner.
(3)    Includes 23 locations acquired from Blue Nile in Fiscal 2023 and 22 Diamonds Direct off-mall locations acquired in Fiscal 2022 as described in Note 4 of Item 8.
Refer to Item 2 for additional information on the Company’s real estate portfolio.
North America Banners
The North America reportable segment operates jewelry stores in malls, mall-based kiosks and off-mall locations throughout the US and Canada and online under national banners including Kay, Zales, Jared, Peoples, Banter by Piercing Pagoda and Diamonds Direct. Additionally, the Company operates online through its digital banners, James Allen and Blue Nile, and through the jewelry subscription business Rocksbox, as well as each of the individual banner websites.
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
Kay accounted for 36% of Signet’s consolidated sales in Fiscal 2023 (Fiscal 2022: 38%).

Zales Jewelers (“Zales”)
Zales is the third largest specialty retail jewelry brand in the US, based on sales. Zales operates primarily in shopping malls, outlet malls, neighborhood power centers and online. Zales “The Diamond Store” is positioned as the style and self-expression fine jewelry authority, an emphasis on fashion-oriented bridal, gifting and self-purchase consumers offering a broad range of bridal, diamond solitaire, fashion jewelry and watches.
Zales accounted for 18% of Signet’s consolidated sales in Fiscal 2023 (Fiscal 2022: 22%).
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
Jared locations are typically free-standing sites with high visibility and traffic flow, positioned close to major roads within shopping developments. Jared stores primarily operate in retail centers that contain strong retail co-tenants, including big box, destination stores and some smaller specialty units.
Jared accounted for 17% of Signet’s consolidated sales in Fiscal 2023 (Fiscal 2022: 17%).
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
Diamonds Direct accounted for 6% of Signet’s consolidated sales in Fiscal 2023 (Fiscal 2022: 2%).
Banter by Piercing Pagoda (“Banter”)
Banter, our curated jewelry and piercing services brand, empowers its customers to express themselves with affordably priced selections of basic and fashion gold, silver and diamond jewelry. The brand operates primarily online and through mall-based kiosks in high-traffic areas across the US that are easily accessible and visible in regional shopping malls. Banter opened 16 inline locations in Fiscal 2023 within shopping malls and outdoor lifestyle centers. The brand also offers virtual styling sessions, giving customers a new digital shopping experience. Banter has continued to expand its facial piercing offerings with the introduction of hollow needle piercing in select markets, seeing opportunity to leverage this growing trend.
Banter accounted for 5% of Signet’s consolidated sales in Fiscal 2023 (Fiscal 2022: 7%).
Digital pure-play banners
On August 19, 2022, the Company acquired all of the outstanding shares of Blue Nile, Inc. (“Blue Nile”). Blue Nile is a leading online retailer of engagement rings and fine jewelry. This acquisition brings together James Allen, the world’s premier online retailer of fine diamonds and bridal jewelry, and Blue Nile, as Signet’s digital “pure-play” banners, to maximize and achieve meaningful operating synergies that will increase value for both our consumers and shareholders. The addition of Blue Nile accelerates Signet’s efforts to grow its share in bridal and enhance its connected commerce capabilities and digital leadership across the jewelry category. Blue Nile brings a lower overall price mix than James Allen, but a higher engagement ring ticket, and complements James Allen with an older demographic focused on luxury purchases, all of which is immediately additive to the top of Signet’s customer funnel.
Digital pure-play banners accounted for 7% of Signet’s consolidated sales in Fiscal 2023 (Fiscal 2022: 5%).
Peoples Jewellers (“Peoples”)
Peoples is Canada’s largest specialty jewelry retailer and is positioned as “Canada’s #1 Diamond Store” emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Peoples operates primarily in shopping malls and online.
Peoples accounted for 3% of Signet’s consolidated sales in Fiscal 2023 (Fiscal 2022: 3%).

Rocksbox
On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business that allows members to discover new looks, trends or add classic styles to their jewelry collection. Rocksbox is direct to customer, acquiring members primarily through digital advertising. For $21/month members receive three pieces of jewelry in a set mailed to their door. There is no limit to the number of sets that can be received every month and the $21 monthly membership fee can be applied as a credit towards the purchase of any piece from their set. Rocksbox accounted for less than 1% of Signet’s consolidated sales in Fiscal 2023 and Fiscal 2022.
International Banners
The International reportable segment operates primarily in the UK and Republic of Ireland. The International segment transacts mainly in British pounds, as sales and the majority of operating expenses are incurred in that currency.
H.Samuel
H.Samuel has 150 years of jewelry heritage, with a target customer focused on lower-price point fashion-trend oriented, everyday jewelry. H.Samuel continues to focus on larger store formats in regional shopping centers.
H.Samuel accounted for 3% of Signet’s consolidated sales in Fiscal 2023 (Fiscal 2022: 3%).
Ernest Jones
Ernest Jones serves the upper middle market, with a target customer focused on high-quality, timeless jewelry.
Ernest Jones accounted for 3% of Signet’s consolidated sales in Fiscal 2023 (Fiscal 2022: 3%).
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
Suppliers
In Fiscal 2023, the five largest suppliers collectively accounted for approximately 15.3% of total purchases, with the largest supplier comprising 3.8%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.
Merchandise
Details of merchandise mix by major product category (excluding repairs, extended service plans, loose diamonds and other miscellaneous sales) are shown below:

	North America	International	Consolidated
Fiscal 2023
Bridal	49%	46%	49%
Fashion	45%	19%	44%
Watches	4%	35%	5%
Other	2%	—%	2%
	100%	100%	100%
Fiscal 2022
Bridal	47%	47%	47%
Fashion	48%	20%	46%
Watches	4%	33%	6%
Other	1%	—%	1%
	100%	100%	100%

The bridal category, which includes engagement, wedding and anniversary purchases, is predominantly diamond jewelry. All of our product categories are to an extent dependent on the economic environment as customers can trade up or down price points depending on their available budget. Bridal represented 49% of Signet’s total merchandise sales and the fashion category represents 44% of Signet’s total merchandise sales during Fiscal 2023.
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
Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and provides the flexibility for the Company to return non-performing merchandise to vendors. The bulk of Signet’s consignment inventory is held in the US.
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
Signet purchases loose polished diamonds in global markets (e.g. India, Israel) from a variety of sources (e.g. polishers, traders). Signet mounts stones in settings purchased from manufacturers using third-parties and in-house resources. By using these approaches, the cost of merchandise is reduced, and the consistency of quality is maintained enabling Signet to provide better value to customers. Buying loose diamonds helps allow Signet’s buyers to gain a detailed understanding of the manufacturing cost structures and, in turn, leverage that knowledge to negotiating better prices for the supply of finished products.
Signet continues to take steps to advance its vertical integration, which includes rough diamond sourcing and processing. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for customers worldwide while achieving further efficiencies in the supply chain. Signet owns a diamond polishing factory in Gaborone, Botswana. The Company is a DeBeers sightholder and receives contracted allocations of rough diamonds. Signet has also established a diamond liaison office in India and a diamond trading office in New York to further support its sourcing initiative.
Rough diamonds are purchased directly from the miners and then the stones are marked, cut and polished in Signet’s own polishing facility. Any stones deemed unsuitable for Signet’s needs are sold to third-parties on the open market.
Marketing and advertising
Marketing is one of Signet’s most critical investments. It generates customer awareness, drives purchase considerations, and over time strengthens consumer lifetime value and drives share growth. Effective and efficient marketing investment is a competitive advantage in the jewelry industry, which involves a discretionary purchase where most of the merchandise is not branded, and the purchase cycle can stretch to years.
Signet’s marketing investment is actively managed across multiple online and offline consumer touchpoints from online video to in-store product storytelling, and the spend distribution evolves over time to align to changes in consumer behavior and economic shifts.
As marketing activities are undertaken throughout the year, digital and data capabilities provide real-time insights into customer journeys, enabling personalized communications. Signet will continue to evolve its marketing model by re-balancing the timing and mix of its media investments, leveraging a more personalized journey-based approach, and modernizing its content and messaging in order to improve effectiveness and better align to shifts in consumer media consumption. Additionally, while the Company will maintain its strong presence during traditional time-based holidays (Valentine’s Day, Mother’s Day, and the Holiday Season), Signet will also expand capabilities to grow its share of personal gifting occasions such as birthdays and anniversaries and continue its emphasis in “always on” bridal messaging.
Signet will continue to optimize the effectiveness of its creative campaigns, building on banner differentiation strategies. The banners work with a portfolio of creative agencies and have built both internal and external data and media expertise.
Details of gross advertising (i.e. advertising before vendor contributions) by segment is shown below:

	Fiscal 2023		Fiscal 2022		Fiscal 2021
(in millions)	Gross advertising spending	as a % of sales	Gross advertising spending	as a % of sales	Gross advertising spending	as a % of sales
North America	$536.4	7.4%	$508.6	7.0%	$329.5	6.8%
International	19.2	4.1%	18.4	3.7%	13.5	3.8%
Signet	$555.6	7.1%	$527.0	6.7%	$343.0	6.6%
Other sales and services
The Company offers repair services to its customers that include both merchandise repairs and custom design services. These services represent less than 5% of consolidated sales; however, represent an important opportunity to build customer loyalty. The custom design and repair business has its own field management and training structure and operates in Design & Service Centers located in Jared stores. These Design & Service Centers are staffed with skilled artisans who support the repair and custom business generated in the Kay, Zales and Jared banners. Signet’s custom jewelry sales use a proprietary computer selling system and in-store design capabilities.
The North America segment sells extended service plans covering lifetime repair service for jewelry and jewelry replacement plans in Banter. The Design & Service Centers also service the lifetime repair service plans for Kay, Zales and Jared, in addition to supporting the chargeable repairs and custom businesses. The lifetime repair service plans cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise or a replacement option if the merchandise cannot be repaired. The extended service plans are a valuable part of the customer experience and product offerings. These plans provide the Company a higher rate of profitability than merchandise sales and are a significant component of Signet’s operating income. In Fiscal 2022, we introduced updated extended service agreements offering unique plans for both bridal and fashion merchandise, with additional benefits including engraving for bridal merchandise. Jewelry replacement plans require the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged within a defined period in accordance with the plan agreement. The North America segment also offers customers a two-year fine watch warranty. Other services managed through recent third party offerings include personal jewelry insurance and appraisals. Refer to Note 3 in Item 8 for further information on these plans.

In Fiscal 2023, we introduced our Vault Rewards loyalty program across Kay, Zales and Jared, which is a program that provides its members with benefits and offers once enrolled. As of the end of Fiscal 2023, the Company has over 1.5 million members enrolled in this program.
Customer finance
Several factors inherent in the US jewelry business support the circumstances through which Signet is positioned to generate profitable incremental business through its partner supported consumer payment programs. These factors include a high average transaction value and a significant population of customers seeking to finance merchandise, primarily in the bridal category. Signet’s financial service offerings are an integral part of its business and a major driver of customer retention. In North American markets, customers are offered revolving and promotional credit plans under Signet’s private label credit card programs, a lease purchase option provided by Progressive Lease, and installment loan and split-payment options provided by Affirm, allowing Signet to offer payment options that meet each customer’s individual needs. In addition, the Company has partnerships with third-party providers who directly extend financing to its customers, and who also manage and service the customers’ accounts. Refer to Note 13 of Item 8 for further information.

Below is a summary of the payment participation rate in North America which reflects activity for Signet’s outsourced credit program in North America, for Kay, Jared, Zales and Banter customers, as well as lease purchase customers:

(dollars in millions)	Fiscal 2023	Fiscal 2022
Total North America sales (1)	$6,189.8	$6,700.2
Credit, lease and Affirm purchase sales	$2,734.2	$2,739.9
Credit, lease and Affirm purchase sales as % of total eligible North America sales (1)	44.2%	40.9%
(1) Excludes Diamonds Direct, digital banners and Rocksbox, as these banners do not participate in the Company’s financing programs discussed above.

Through Signet’s partnerships, the Company is able to offer a range of financing, leasing, and payment opportunities across most of its banners. The Company continues to source and develop new options to meet its customer’s needs across the various merchandise price points. These offerings and partnerships allow the Company to focus on its core business of being the premier jewelry partner for its customers.

Comenity Bank and Comenity Capital Bank (collectively “Comenity”) provide credit and services to the Kay, Jared, Zales and Banter banners. Genesis Financial Solutions (“Genesis”) provides a second look program for applicants declined by Comenity. During Fiscal 2022, the Comenity and Genesis program agreements were amended and restated to terminate in December 2025. Additionally, in Fiscal 2022 Signet entered into amended and restated purchase agreements with Carval, Castlelake, and Genesis (“Investors”) regarding the purchase of add-on receivables on such Investors’ existing accounts, as well as the purchase of the Signet-owned credit card receivables portfolio for accounts that had been originated through Fiscal 2021. Servicing of these non-prime add-on receivables, including operational interfaces and customer servicing, is provided by Genesis. As a result of the amended and restated agreements entered into with Comenity, Genesis, and the Investors during Fiscal 2022, Signet no longer retains any customer in-house finance receivables. In addition, on March 7, 2022, the Company entered into amended and restated receivable purchase agreements with CarVal and Castlelake regarding the purchase of add-on receivables on such Investors’ existing accounts. Under the amended and restated agreements, The Bank of Missouri will be the issuer for the add-on receivables on these existing accounts and CarVal and Castlelake will purchase the receivables from The Bank of Missouri. Refer to Note 13 of Item 8 for further information.

HUMAN CAPITAL MANAGEMENT
Signet’s People First approach

At Signet, our approach to human capital management starts with our core value of “People First” and aims at creating a truly inclusive, innovative, and collaborative company culture. As a retail company, sales and customer relationships are at the core of our business model. Our success depends on our ability to attract, develop, and retain highly engaged and motivated team members who are deeply connected to our Purpose of Inspiring Love. All team members are immersed in the Signet’s employee experience where team members are invited to be their best selves; introduced to new ideas that grow their passion, not just their jobs; and are inspired to inspire more love in the world. The execution of our Inspiring Brilliance business strategy is supported by our confidence in the Signet team and our commitment to their overall success and personal growth. We believe that thriving and engaged team members are integral to Signet’s success. Our emphasis on rewarding our retail team members with competitive wages and benefits provides a compelling package. We invested significantly in the wages and overall compensation of our existing team members in the fall of Fiscal 2022 by raising the minimum wage to $15/hour for our US operations, ahead of many retailers. For eligible jewelry consultants and sales associates in the US, our total average hourly wage with commissions and incentives is currently $21.93.

In Fiscal 2023, Signet was again named a Great Place to Work-Certified™ Company for the third consecutive year which reflects the pride, engagement, and enthusiasm of our team members throughout our organization. We are proud and honored by this recognition and we attribute this accolade to our focus on our Purpose, company culture, team member engagement and our overall human capital management strategy. In Fiscal 2023, Signet was named by Great Place to Work® and Fortune magazine as one of the 2022 Best Workplaces in Retail™ for the first time. In addition, Signet was named to the Bloomberg® Gender Equality Index for the fifth year in a row – the only specialty retail jeweler to do so.

Vision for the Future

As noted in the Purpose and Strategy section, the Company released its 2030 Corporate Sustainability Goals in Fiscal 2022. The Company’s goals provide a roadmap for Signet’s commitment to sustainability. Under the heading “Love for Our Team,” the Chief People Officer is responsible for fifteen critical goals in the areas of Employer of Choice, Community of Inclusiveness, and Purpose and Appreciation. A full list of Signet’s goals is published on the Company’s corporate website and an annual progress report on the goals is included in the Company’s annual Corporate Citizenship and Sustainability report.

Employees and demographics

As of January 28, 2023, the number of global team members employed at Signet was 29,660 as compared to 30,856 at January 29, 2022. Approximately 87% of the Company’s workforce was employed in North America.

	January 28, 2023	January 29, 2022	January 30, 2021
North America	25,794	27,162	23,700
UK	3,205	3,239	2,885
Other international	661	455	164
Total	29,660	30,856	26,749

North America (1)	January 28, 2023	January 29, 2022
Full-time	14,475	15,395
Part-time	10,704	11,174
Total	25,179	26,569
By Gender
Women	18,367	19,613
Men	6,495	6,601
Nonbinary or chose not to identify	317	355
By Race/Ethnicity
Number of Black or African American employees	3,344	3,715
Number of American Indian and Alaska Native employees	199	212
Number of Asian employees	1,409	1,348
Number of Caucasian and White employees	12,753	13,094
Number of Hispanic and Latino employees	3,833	4,203
Number of Native Hawaiian and Other Pacific Islander employees	117	114
Number of employees of two or more races	906	976
Number of employees of unknown ethnicities	2,618	2,907
(1) Excludes Blue Nile in Fiscal 2023 and Diamonds Direct in Fiscal 2022

Diversity, equity, and inclusion

Inspired by our Purpose and by our core value of “People First,” we value building a diverse workforce, embracing different perspectives, and fostering an inclusive, empowering work environment for our team members and customers.
Our diversity, equity and inclusion efforts transcend all levels of our Company, from our retail store team members through our leadership team and Board of Directors (“Board”). Currently, our Board includes five female members, or 42%, two ethnically diverse Board members, or 17%. Approximately 41% of North America Vice Presidents and above are women and approximately 14% of Vice Presidents and above are ethnically diverse. The following represents further information about the diversity of our Signet team as of the end of Fiscal 2023:

	Total	Male	Female	Nonbinary/ chose not to identify	Non-BIPOC	BIPOC
Board	12	58%	42%	—%	83%	17%
Signet Leadership Team	21	43%	57%	—%	90%	10%
VP and Above (Support Center) (1)	152	59%	41%	—%	86%	14%
Directors and Above (Support Center) (1)	388	49%	51%	—%	83%	17%
Assistant Manager and Above (Retail Stores) (1)	5,482	25%	75%	—%	64%	36%
(1) North America, excludes Blue Nile

In response to the Fiscal 2023 Great Place to Work®Trust Index© Employee Survey, Signet team members responded positively to statements regarding fair treatment in our Company. Of team members surveyed, 89% of Signet team members responded, "People here are treated fairly regardless of race” and 92% of Signet team members responded, “People here are treated fairly regardless of sexual orientation.” Furthermore, we recognize the diversity of our customers and strive to have a workforce that is representative of the communities where we live and work. In Fiscal 2023, approximately 46% of Signet’s new hires in North America were BIPOC candidates.

We are committed to advancing diversity, equity, and inclusion in the workplace.

•We provide team members the opportunity to select a third nonbinary option in addition to male and female in our HRIS software. This innovation invites team members to bring their whole selves to work.
•Executive sponsorship and engagement with our eight (8) Business Resource Groups: Veterans, Pride (LGBTQ+), Women, Black Employee Network, Young Professionals, Transforming Diversity Equity and Equality (“TIDE”), Diamante (Hispanic and Latinx) and Asian Pacific Employee Network.
•As part of our commitment to continued enhancements in our diversity, equity, and inclusion efforts, we require team members to undergo annual training on unconscious bias and microaggressions.
•Signet is proud of its supplier diversity program. In Fiscal 2023 Signet spent more than $50 million with diverse suppliers.

Training

We’re creating an inclusive and energizing environment where all team members can be empowered to learn, grow, and have meaningful careers. Advancement opportunities through internal leadership mentorship programs, training, internships, and a recruiting strategy to ensure we pursue top diverse talent. The Company has implemented development and sponsorship programs focused on increasing the diversity of our leadership at every level. In Fiscal 2023, Signet launched its Enterprise Mentoring Program to support personal and career growth. New cohorts are launched each quarter with a fresh cohort of mentoring pairs. More than 650 Signet team members participated in the program in Fiscal 2023.

In Fiscal 2023, Signet continued to invest in our learning platform, Brilliant University, to support team member training, leadership development and education. The platform gives team members access to training modules from their very first day of employment. Investments in our people, such as training, allows us to recruit exceptional candidates from other retailers and industries and efficiently provide them with new skills and experiences regarding Signet values, leadership traits and jewelry knowledge.

Brilliant University empowers team members to invest in learning their job, building new skills and growing their career. The Signet team member training experience is defined by Signet’s seven leadership traits: (1) Vision and Purpose; (2) Critical Thinking; (3) Customer Obsession; (4) Employee Experience; (5) Diversity, Equity & Inclusion; (6) Innovative Action; and (7) Performance Excellence. Our leadership traits are foundational to the success of each leader at Signet no matter the job title. We believe in “leadership at every level” and Brilliant University provides education and training for team members to learn more about what each trait looks like at different levels in the organization.

Compensation and benefits

Competitive benefits are critical to our success in identifying, recruiting, retaining, and incentivizing our existing and prospective team members.

•We design our benefit packages to be competitive in the marketplace and they meet or exceed local laws. Full-time team members are eligible for health insurance, parental leave, paid time off, and tuition and adoption assistance programs.
•We provide our team members with access to flexible and convenient medical benefits programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer eligible team members dental and vision coverage, health savings, flexible spending accounts, hospital indemnity and accident insurance, pet insurance, home and auto insurance, paid time off, employee assistance programs, short-term and long-term disability insurance, group term and voluntary life insurance for team members and their families and a 401(k) Savings Plan in the US. Signet provides health plan benefits and voluntary life insurance for same-sex domestic partners/spouses and LGBTQ team members. Signet provides transgender benefits in line with insurance program best practices. All team members, regardless of gender, are eligible for parental leave benefits.
•Signet offers free telemedicine to all US and Canadian team members and their families, regardless of full or part-time status.
•Signet has not raised employee premiums on medical benefits for three years in a row.

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

Board oversight

Signet’s Human Capital Management and Compensation Committee plays an active role in overseeing our human capital management efforts. The full Board has worked closely with the executive management team, particularly the Chief People Officer, in helping shape the succession plans and leadership development agenda. Board oversight activities in this area include review of CEO and executive officer succession planning, review of diversity and other employee metrics, employee experience, and review of the Company's employee engagement survey results. In addition to its compensation governance responsibilities, the Committee provides oversight on behalf of the Board to overall management of human capital including culture, diversity and inclusion, executive compensation programs, benefits and well-being strategy, talent management (attraction, development, and retention), performance management, and succession planning. The scope of this Committee underscores our focus on the quality, performance, retention and development of our team. Signet’s Human Capital Management and Compensation Committee, in collaboration with the Corporate Citizenship and Sustainability Committee, oversees diversity, equity and inclusion, employee engagement and employee experience practices, and Signet’s Love for Our Team Corporate Sustainability Goals.

MARKETS
Signet operates in the US, Canada and UK markets.
US
Based on industry and transaction data from MasterCard and market research company The NPD Group, we estimate that the total US jewelry and watch market declined by 5% in 2022, from $69 billion in the prior year to $65 billion in 2022. This implies a Signet jewelry and watch market share of 9.7%, a 40 basis-points increase from the previous year. Since 2013, the industry average annual growth rate is 2%. Around 85% of the market is represented by jewelry, with the balance being attributable to watches. According to the latest data from the Jewelers Board of Trade, as of December 2022 there were approximately 17,900 jewelry stores in the country, down 2% from the prior year.
Canada
The average of the most recent Canada jewelry and watch market estimates published by Euromonitor in December 2022 and Statista in June 2022 was approximately $5.7 billion CAD (adjusted to exclude Quebec), an increase of 5% from the previous year. From 2022 through 2026, based on the average of the above sources, the market is expected to grow at a 3% compound annual growth rate (“CAGR”).
UK
In the UK, the jewelry and watch market was about £6.4 billion in 2022 based on the average of estimates published by Euromonitor in February 2023, Statista in June 2022 and Mintel in August 2022. This was up approximately 9% over the prior year. From 2022 through 2026, based on the average of the above sources, the market is expected to grow at a 4% CAGR.
TRADEMARKS AND TRADE NAMES
Signet is not dependent on any material patents or licenses in any of its segments. Signet has several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these trademarks and trade names include the following:
•Kay®; Kay Jewelers®; Kay Jewelers Outlet®; Jared®; Jared The Galleria Of Jewelry®; Jared®; Jared FoundryTM; Every Kiss Begins with Kay®; Every KissTM; Celebrate Life Express Love®; Leo®; the Leo Diamond®; Hearts Desire®; Chosen®; Ever Us®; James Allen®; Long Live Love®; Dare to be Devoted®; Love BrilliantlyTM; Brilliant Moments®; Closer Together®; Vibrant Shades™; Love’s Radiance Collection®; Forever Connected™; Bold Reflections®; Vault RewardsTM; Diamonds Direct®; Your Love. Our Passion®; Rocksbox®; and Blue Nile®.
•Zales®; Zales Jewelers™; Zales the Diamond Store®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers®; Peoples the Diamond Store®; Peoples Outlet the Diamond Store®; Piercing Pagoda®; Banter™; Arctic Brilliance®; Arctic Brilliance Canadian Diamonds®; Celebration Diamond®; Celebration Ideal™; Celebration InfiniteTM; From This Moment®; Let Love Shine®; Live for LoveTM; The Celebration Diamond Collection®; Unstoppable Love®; Endless Brilliance®; Love’s Destiny®; Zales Private Collection™; and Elegant Reflections®.
•H.Samuel®; Ernest Jones®; Ernest Jones Outlet CollectionTM; Forever Diamonds®; Princessa Collection®; Secrets of the Sea®; It Feels Good To GiftTM; The Eternal Diamond – Cut From The Stars®; H Samuel Style to Make You Smile®; and Celebrate Your Story®.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales, as well as for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.

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
Adverse effects of climate change, such as extreme weather events, particularly over a prolonged period of time, could negatively impact the Company’s business and results of operations if such conditions limit our consumers’ ability to access our stores, cause our consumers to limit discretionary spending, or disrupt our supply chains or distribution channels.

Adverse effects of climate change may increase the costs of diamond mining and diamond processing including cutting and polishing. Signet sources diamonds from around the world, and some locations may be more vulnerable to climate change. If the costs of natural diamonds increase, Signet may reallocate sourcing to lab-grown diamonds in line with customer preferences for cost and quality.

Signet has put a governance structure in place to monitor climate-change risks and adjust business operations accordingly. Two Board level committees at Signet are responsible for monitoring climate change risks: (1) the Audit Committee oversees risks across the Company; and (2) the Corporate Citizenship and Sustainability Committee oversees enterprise-wide policy regarding Signet’s 2030 Corporate Sustainability Goals, including Signet’s aspiration to shift business operations to achieve net-zero greenhouse gas emissions by 2050. At the Company level, Signet’s Climate Action and Sustainability Committee (“CASC”) is a cross-functional committee with leaders across Signet’s business operations with the mandate of improving Signet’s data disclosures on climate and monitoring the progress of Signet’s climate-related Corporate Sustainability Goals. Signet’s greenhouse gas emission data is published in our annual Corporate Citizenship & Sustainability report, which is available on the Company’s website. Signet is in the process of instituting the policies and procedures required to disclose financial grade greenhouse gas emissions data to improve the overall quality and transparency in our reporting, as well as in preparation for proposed SEC climate-related disclosure rules in the event they are adopted.
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

A public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19, or the threat or fear of such an event, has adversely impacted and could continue to adversely impact our business. COVID-19 significantly impacted consumer traffic and our retail sales during Fiscal 2021, due to the public health risk and government-imposed quarantines and restrictions of public gatherings and commercial activity to contain spread of the virus. Our business may be further impacted if the economy deteriorates due to the long-term effects of COVID-19 pandemic, or if additional federal or state mandates order the shutdown of our stores, support centers or distribution centers. Further, due to COVID-19, we have recorded and may continue to record non-cash asset impairment charges, which may affect our operating results under US GAAP.

Additionally, there is significant uncertainty around our customers’ willingness to continue to visit retail stores, particularly if the community transmission rates or health implications of new COVID-19 variants create heightened risks. General consumer behaviors due to COVID-19 may negatively impact store traffic, which may negatively impact our sales. Such negative impacts may be exacerbated during peak traffic times such as the Holiday Season. Further, there is no guarantee that the safety protocols we have implemented will be effective or be perceived as effective, and any virus-related illnesses linked or alleged to be linked to our stores, whether accurate or not, may negatively affect our reputation, operating results and/or financial condition. The COVID-19 pandemic also has disrupted our global supply chain, and may cause additional disruptions to operations, including increased costs of production and distribution. In addition, there could be further adverse impacts if our employees become sick, or are otherwise limited in their ability to work at Company locations or travel.

The uncertainty around the duration of business disruptions; the possibility of additional periods of increases or spikes in the number of COVID-19 cases; the impact of vaccines across the globe; and the extent of the spread of the virus in the US and other areas of the world, could continue to adversely impact the national or global economy and negatively impact consumer spending, particularly discretionary spending, and our stock price. Previous COVID-19 restrictions caused disruptions in the number of people that were forming new intimate relationships. The effect of that disruption began to negatively impact sales of engagement rings in Fiscal 2023 and is expected to continue to affect those sales through at least the third quarter of Fiscal 2024. The ultimate duration of this effect on engagements in unknown and could cause unexpected changes to consumer trends in the long term. Additionally, any COVID-19 vaccine mandates by local or federal governments could negatively impact our ability to attract and retain team members. If we are unable to continue to recruit and retain quality team members, including store and distribution center personnel, it could hinder our long-term strategies and success, and negatively impact our growth and profitability.

In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain shortages impacting our customers, suppliers, employees, products, stores or the economy as a whole, consumer spending habits could be adversely affected, and we could experience lower than expected sales and profitability. Any of these factors could have a material adverse impact on our business, financial condition and operating results; our level of indebtedness and covenant compliance; our ability to raise additional capital; our ability to execute our business plans; our access to and cost of financing; our lease obligations and relationships with our landlords; asset impairments; and our ability to execute and capitalize on our strategies. The full extent of the impact of COVID-19 on our operations, financial performance, and liquidity, depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions and the actions to contain the virus or treat its impact, among others. Further, as the COVID-19 pandemic subsides, the pace of the economic recovery and shifts in consumer discretionary spending and gifting to other categories such as travel and restaurants have negatively impacted and may continue to negatively impact our results of operations or cash flows to the same or a greater degree.

To the extent that COVID-19 has affected and continues to adversely affect the US and global economy, our business, results of operations, cash flows, or financial condition, it has heightened, and may continue to heighten, other risks described herein. See the COVID-19 Update within Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the potential impact of COVID-19 on our business operations.

A decline in consumer spending may unfavorably impact Signet’s future sales and earnings, particularly if such decline occurs during the Holiday Season.

Our financial performance is highly dependent on US consumer confidence and the health of the US economy. Inflation, increased interest rates, reduced government stimulus, shifts in spending toward travel and experiences, and general US consumer confidence have each had an effect on our revenue and earnings for the past twelve months. If there is further deterioration of the economic conditions in the US, Canada, UK and Europe, or if the effects of inflation, interest rates, a recession, and reduced government stimulus programs begin to further impact consumer spending, especially in the mid-tier or accessible luxury point products, our future sales and earnings could be further adversely impacted. Conditions in the Eurozone have a significant impact on the UK economy even though the UK is not a member of the Eurozone, which could adversely impact trading in the International segment, as well as adversely impact the US economy.

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending. These include economic conditions, and perceptions of such conditions by consumers, consumer confidence, level of customer traffic in shopping malls and other retail centers, employment, the level of consumers’ disposable income, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in international, regional and local markets where we operate. As our sales are highly seasonal, a change in any one of these economic conditions during the Holiday Season could have an increased adverse impact on our sales. While Signet has a broad-based customer demographic, our largest banners primarily operate in the mid-market for jewelry. A significant portion of customers that purchase products from our mid-market or value tiered banners have been and are likely to continue to be impacted more acutely by inflation and reductions in government stimulus than customers that shop at luxury jewelry retailers or even at our own accessible luxury banners. The effects of recent or future terminations of temporary benefits from State or Federal government stimulus programs - such as the U.S. Supplemental Nutrition Assistance Program (SNAP), which occurred in February 2023, and the U.S. student loan interest and payment forbearance, which may terminate later in Fiscal 2024 - on macroeconomic conditions and Signet’s business are currently unknown, but like other government stimulus programs that have previously been terminated, such terminations may further negatively impact consumer discretionary spending and our financial performance.

Consumer spending may be significantly affected by many factors outside of our control, including general economic conditions; consumer disposable income; consumer confidence; wage and unemployment levels; unexpected trends in merchandise demand; a decline in engagement or marriage rates in the regions in which we operate; significant competitive and promotional activity by other retailers; the availability, cost and level of consumer debt; inflationary pressures; the increase in general price levels; domestic and global supply chain issues; the costs of basic necessities and other goods; effects of weather and natural disasters, whether caused by climate change or otherwise; epidemics, contagious disease outbreaks, pandemics and other public health concerns, including those related to COVID-19 (including variants); or lockdowns of our stores, support centers or distribution centers due to governmental mandates, the Russia-Ukraine war or social unrest. Such decreases in consumer discretionary spending could result in a decrease in consumer traffic, same store sales, and average transaction values and could cause us to increase promotional activities, which would have a negative impact on our operating margins, all of which could negatively affect our business, results of operations, cash flows or stock price, particularly if consumer spending levels are depressed for a prolonged period of time. Furthermore, we believe government economic stimulus measures have had a positive impact on our sales and it is uncertain if or how long associated benefits may last.

Jewelry purchases are discretionary and are dependent on the above factors relating to discretionary consumer spending, particularly as jewelry is often perceived to be a luxury purchase. Consumer purchases of discretionary luxury items, such as our products, tend to decline during recessionary periods, periods of sustained high unemployment, or other times when disposable income is lower. Adverse changes in the economy and periods when discretionary spending by consumers may be under pressure have and could continue to unfavorably impact sales and earnings. We have responded in the past and may continue to respond in the future by increasing discounts or initiating marketing promotions to reduce excess inventory, which could also have a material adverse effect on our margins and operating results.

In addition, other retail categories and other forms of expenditure, such as electronics, entertainment and travel, also compete for consumers’ discretionary spending, particularly during the Holiday Season. Therefore, the price of jewelry relative to other products influences the proportion of consumers’ expenditures that are spent on jewelry. If the relative price of jewelry increases, if our competitive position deteriorates, or if pent up demand due to COVID-19 restrictions causes consumers to shift spending to more experience oriented categories such as travel, concerts, and restaurants, our sales and operating profits would be adversely impacted.

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

More than 40% of Signet’s sales in the US and Canada utilize third-party customer financing or payment programs, with the additional purchases being made in cash or using third-party bank cards. Any significant deterioration in general economic conditions, including a potential recession, or increase in consumer debt levels may inhibit consumers’ use of credit and decrease consumers’ ability to satisfy requirements for access to customer financing or payment options, which could in turn have an adverse effect on the Company’s sales.

Additionally, the ability of Signet’s customers to obtain credit from our private label credit card providers and the terms of such credit depends on many factors, including continued arrangements with the parties providing the credit financing and compliance with applicable laws and regulations in the US and Canada, any of which may change from time to time. As discussed further in Note 13 to the consolidated financial statements in Item 8, Signet has outsourced its third-party credit programs, however, if any of those third-party credit providers were to terminate, Signet may need to enter into other arrangements with other third-parties. If Signet is unable to find other potential providers to supply a similar third-party credit program and alternative payment options, Signet’s ability to extend credit to customers could be impaired, which could have an adverse effect on Signet’s business.

Any new regulatory initiatives or investigations by the Bureau of Consumer Financial Protection (“CFPB”) or other state authority, or ongoing compliance with the Consent Order entered into on January 16, 2019 with the CFPB and the Attorney General for the State of New York relating to the Company’s in-store credit practices, promotions, and payment protection products could impose additional costs and/or restrictions on credit practices of the North America segment, which could have an adverse effect on the conduct of Signet’s business.

Because of the highly seasonal nature of Signet’s sales, any one of these factors that occurs during the Holiday Season would have an increased adverse impact.

Fluctuations in foreign exchange rates could adversely impact the Company’s results of operations and financial condition.

Signet publishes its consolidated annual financial statements in US dollars. At January 28, 2023, Signet held approximately 90% of its total assets in entities whose functional currency is the US dollar and generated approximately 91% of its sales in US dollars for the fiscal year then ended. All the remaining assets and sales are primarily in British pounds and Canadian dollars. Therefore, the Company’s results of operations and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar, including due to Brexit, would decrease reported sales and operating income.

The monthly average exchange rates are used to prepare the statement of operations and are calculated based on the daily exchange rates experienced by the International segment and the Canadian subsidiaries of the North America segment in the fiscal month. If British pounds or Canadian dollars are held or used to fund the cash flow requirements of the business, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would reduce the amount of cash and cash equivalents.

Signet uses foreign currency derivative instruments to hedge certain exposures to currency exchange rate risks. Market conditions, particularly in the UK and Canada could result in significant volatility in currency exchange rate fluctuations and increase Signet’s exposure to foreign currency rate exchange risks and reduce its ability to effectively use certain derivative instruments to hedge risks. In addition, the prices of certain materials and products bought on the international markets by Signet are denominated in foreign currencies. As a result, Signet and its subsidiaries have exposures to exchange rate fluctuations on its cost of goods sold, as well as volatility of input prices if foreign manufacturers and suppliers are impacted by exchange rate fluctuations.

Our future results of operations may be adversely affected by input cost inflation.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures. Commodities, such as diamonds and precious metals, are subject to price volatility which can be caused by commodity market fluctuations, changes in currency exchange rates, imbalances between supply and demand, and government programs, policies and sanctions among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers. While we seek to offset increased input costs with a combination of price increases to our customers, purchasing strategies, cost savings initiatives and operating efficiencies, we may be unable to fully offset our increased costs or unable to do so in a timely manner. If we are unable to fully offset such cost increases, our financial results could be materially adversely affected.

Signet’s business could be adversely affected by extreme weather conditions, natural disasters, or terrorism and acts of war.

Extreme weather conditions in the areas in which the Company’s stores are located negatively impacted sales in the fourth quarter of Fiscal 2023 and could negatively affect the Company’s business and results of operations in the future. For example, frequent or unusually heavy snowfall, ice storms, or other extreme weather conditions, whether as a result of climate change or otherwise, over a prolonged period could make it difficult for the Company’s salesforce or customers to travel to its stores and thereby reduce the Company’s sales and profitability, particularly if such events occur during the Company’s Holiday Season. In addition, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, or a combination of these or other factors, could damage or destroy the Company’s facilities or make it difficult for the salesforce or customers to travel to its stores, thereby negatively affecting the Company’s business and results of operations.

Terrorism, armed conflict, and acts of war (or the expectation of such events), both in the US and abroad, could also have a significant impact on Signet’s business and the worldwide economy. At times throughout the past several years, volatile conditions have impacted the financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Conflicts abroad could cause decreased demand for the Company’s products as consumers’ attention and interests are diverted from jewelry and become focused on issues relating to these events. For instance, the Russia-Ukraine conflict has adversely impacted and could continue to adversely impact, among other things, certain of our local markets and suppliers, global and local macroeconomic conditions, foreign exchange rates and financial markets, raw material, energy and transportation costs, and cause further supply chain disruptions. These actions have a significant effect on macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the US and the international community in a manner that adversely affects our business, and on an individual level, may impact the Company’s ability to manufacture and ship its merchandise for sale to customers.

Given that Signet’s control over such issues, including both weather disasters and large-scale violence, is extremely limited, the Company may not have the ability to mitigate the impacts of such occurrences on its business and operations.

Risks Related to Our Operations and Seasonality

Fluctuations in the pricing and availability of commodities, particularly polished diamonds and gold, which account for the majority of Signet’s merchandise costs, could adversely impact its earnings, inventory valuations and cash availability.

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

The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds which could occur as a result of disruption to the Kimberley Process, could adversely affect Signet, as well as the retail jewelry market as a whole. In addition, the current Kimberley Process decision-making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform over the long-term. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. In addition to the Kimberley Process, the supply of diamonds to the US is also impacted by governmental trade sanctions, such as those imposed on Zimbabwe and Russia.

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

Additionally, a material increase in the supply of gem quality lab-created diamonds, combined with a material increase in consumer acceptance and demand thereof, has impacted and could continue to impact the cost and retail pricing of lab-created diamonds, and it may also impact the supply, cost and retail pricing of natural diamonds. Signet is a leading retailer of lab-created diamonds and over the past several years the portion of our inventory, revenue and operating margin related to lab-created diamonds has been increasing along with consumer demand and acceptance. If the value or consumer demand for lab-created diamonds declines it may have a negative impact on our inventory, revenue, and operating results.

While jewelry manufacturing is the major final demand for gold, management believes that the cost of gold is predominantly impacted by investment transactions, which have resulted in significant volatility of gold prices in recent years. Signet’s cost of merchandise and potentially its earnings may be adversely impacted by investment market considerations that cause the price of gold to significantly escalate.

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

Alrosa, a Russian diamond mining and distribution company, supplies more than 30% of the world’s diamonds. Sanctions against them specifically or the Russian Oligarchs by the US government or other governments may severely limit the supply of diamonds in the world.

The world’s sources of rough diamonds are highly concentrated in a limited number of countries. Varying degrees of political and economic risk exist in these countries. As a consequence, the diamond business is subject to various sovereign risks beyond Signet’s control, such as changes in laws and policies affecting foreign trade and investment. In addition, Signet is subject to various political and economic risks, including the instability of foreign economies and governments, labor disputes, war and civil disturbances and other risks that could cause production difficulties or stoppages, restrict the movement of inventory or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Signet’s direct purchases from Alrosa and its sourcing arrangement in Russia ceased in February 2022 and did not represent a significant part of its operations. However, any interruption in the total market supply of diamonds due to the ongoing Russia-Ukraine conflict or domestic or foreign government sanctions against Alrosa or Russian diamonds may impact the ability of Signet’s suppliers to provide Signet with responsibly sourced diamonds that were mined by other companies or in other countries. Any significant disruption of Signet’s sources of supply, or restriction of inventory movement could have a material adverse effect on Signet’s results of operations or cash flows.

Signet may voluntarily disclose, or pursuant to the Dodd Frank Act and SEC rules must file public disclosures regarding the country of origin of certain supplies and materials, which could damage Signet’s reputation or impact the Company’s ability to obtain merchandise if customers or other stakeholders react negatively to Signet’s disclosures.

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production (based upon recent estimates), the final rules require Signet (and other affected companies that file with the SEC) to make specified country of origin inquiries of Signet’s suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum and tungsten), that are used in products sold by Signet in the US and elsewhere.

There may be reputational risks associated with the potential negative response of Signet’s customers and other stakeholders to future disclosures by Signet in the event that, due to the complexity of the global supply chain, Signet is unable to sufficiently verify the origin of the relevant commodities. Also, if future responses to verification requests by suppliers of any of the materials used in Signet’s products are inadequate or adverse, Signet’s ability to obtain merchandise may be impaired and its compliance costs may increase. It is possible that other minerals, such as diamonds, could be subject to similar disclosure requirements or rules in the future.

Signet’s sales, operating income, cash and inventory levels fluctuate on a seasonal basis.

Signet’s business is highly seasonal, with a significant proportion of its sales and operating profit generated during its fourth quarter, which includes the Holiday Season. Management expects Signet to continue to experience a seasonal fluctuation in its sales and earnings. Therefore, there is limited ability for Signet to compensate for shortfalls in fourth quarter sales or earnings by changes in its operations and strategies in other quarters, or to recover from any extensive disruption, for example, due to sudden adverse changes in consumer confidence, consumer spending ability, economic conditions, unexpected trends in merchandise demand, significant competitive and promotional activity by other retailers, inclement weather conditions having an impact on a significant number of stores in the last few days immediately before Christmas Day, such as Winter Storm Elliott that impacted stores in December 2022, or disruption to warehousing and store replenishment systems. Additionally, in anticipation of increased sales activity in the Holiday Season, Signet incurs certain significant incremental expenses prior to and during peak selling seasons, including advertising and costs associated with hiring a substantial number of temporary employees to supplement the Company’s existing workforce. A significant shortfall in results for the fourth quarter of any fiscal year would therefore be expected to have a material adverse effect on the annual results of operations as well as cash and inventory levels. Disruption at lesser peaks in sales at Valentine’s Day and Mother’s Day would also be expected to adversely impact the results.

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

Any difficulty or delay in executing or integrating an acquisition, a business combination or a major business or strategic initiative could have a material adverse impact on expected returns and other projected benefits from such an exercise.

We have recently made acquisitions of Diamonds Direct and Blue Nile in Fiscal 2022 and Fiscal 2023, respectively, and we may continue to make acquisitions in the future based on available opportunities in the market. All acquisitions, including these, involve numerous inherent challenges, such as our ability to properly evaluate acquisition opportunities and risks during diligence and our ability to balance resource constraints as we begin to integrate an acquired company into our existing business. Other risks and uncertainties related to our acquisitions include: failing to meet sales and profitability expectations; delayed or unrealized costs savings or synergy opportunities; unknown and underestimated liabilities; and difficulties integrating operations, personnel, financial systems and technology systems. Similarly, the acquisition of companies with operating margins lower than ours may cause a lower operating margin for Signet as a whole. Further, our ability to retain key employees of an acquired company, maintain pre-acquisition cultural dynamics and team morale, and foster the entrepreneurial spirit of an acquired company, particularly while implementing policies, procedures and compliance measures we require, may impact our ability to successfully integrate an acquisition. A significant transaction could also disrupt the operation of our current activities and divert significant management time and resources. If we are unable to execute or integrate an acquisition, major business or strategic initiative or a transformation plan, this could have a significant adverse effect on our results of operations. Our current borrowing agreements place certain limited constraints on our ability to make an acquisition, and future borrowing agreements could place tighter constraints on such actions.

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

New tariffs, trade embargoes, sanctions or other restrictions on foreign trade, if imposed on goods that the Company imports, could have an adverse effect on the Company’s results of operations.

Many of the products that the Company sells, including cut and polished diamonds, are imported from foreign countries such as India, China and Botswana. Government officials in US, Canada and UK have from time-to-time placed tariffs on goods and materials that the Company imports, particularly from China. The imposition of additional tariffs by the US, UK or Canada could result in the adoption of additional tariffs by other countries as well. The escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While the Company does not believe that tariffs will materially impact its business, the imposition of additional or increased tariffs on jewelry or other items imported by it from China or other countries, or the Company’s inability to successfully manage inventory from China or other countries, could require the Company to increase prices to its customers or, if unable to do so, result in lowering its gross margin on products sold.

In addition, if taxes, trade embargos, sanctions or other restrictions on foreign trade are imposed by the US, UK or Canada on goods that the company imports from China or other foreign countries, the Company’s ability to obtain the finished goods and commodities it sells at retail could be adversely impacted.

Signet depends on manufacturers and suppliers to timely provide it with sufficient quantities of quality products.

Ultimate delivery of Signet’s merchandise is substantially dependent upon third-party manufacturers and suppliers. In Fiscal 2023, the five largest suppliers collectively accounted for 15.3% of total purchases, with the largest supplier comprising 3.8%. A manufacturer’s or supplier’s inability to manufacture or deliver a product on time and of appropriate quality would impair Signet’s ability to respond to consumer demand, which would put the Company at a competitive disadvantage and result in lost sales. Costs would also be increased if Signet were to attempt to engage replacement manufacturers to rush orders on items that the Company needed immediately. See the risk factor above titled “The outbreak of COVID-19 has had a significant adverse impact on our business, and this outbreak, as well as other public health crises or disease outbreaks, epidemics or pandemics, has and could continue to adversely impact our business, financial condition, results of operations and cash flows and could continue to exacerbate other risk factors.” regarding the potential adverse impact COVID-19 could have on the Company’s supply chain.

Signet has close commercial relationships with a number of suppliers and management holds regular reviews with major suppliers to sustain continuity of these relationships. However, government requirements regarding sources of commodities, such as those required by the Dodd-Frank Act or sanctions on Alrosa or its management, has and could continue to result in Signet choosing to terminate relationships with suppliers in the future due to a change in a supplier’s sourcing practices or Signet’s compliance with laws and internal policies. Damage to, or loss of, any of these relationships could have an adverse effect on results.

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

Signet and its third-party vendors have experienced successful attacks and breaches from time to time, however, to date, these attacks or breaches have not had a material impact on Signet’s business or operations. Any such malfunction, access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, significant breach-notification costs, lost sales and a disruption to operations (including the Company’s ability to process consumer transactions and manage inventories), media attention, and damage to Signet’s reputation, which could adversely affect Signet’s business. In addition, it could harm Signet’s reputation and ability to execute its business through service and business interruptions, management distraction and/or damage to physical infrastructure, which could adversely impact sales, costs and earnings. If Signet is the target of a material cybersecurity attack resulting in unauthorized disclosure of its customer data, the Company may be required to undertake costly notification and credit monitoring procedures. Compliance with these laws will likely increase the costs of doing business.

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

Consumers are increasingly shopping or starting their jewelry buying experience online, which makes it easier for them to compare prices and quality with other jewelry retailers. If Signet’s brands do not offer the same or a similar item at the lowest price, or if competitors offer a better and more user-friendly website experience than Signet, or financing that is easier to access or provides better terms, consumers may purchase their jewelry from competitors, which would adversely impact the Company’s sales, results of operations and market share.

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

The success of Signet’s stores, as part of its Connected Commerce strategy, is dependent upon a number of factors. These include the availability of desirable property, placement of stores in easily accessible locations with high visibility, the demographic characteristics of the area around the store, the design and maintenance of the stores, the availability of attractive locations within the markets/trade areas that also meet the operational and financial criteria of management, the terms of leases and Signet’s relationship with major landlords. If Signet is unable to maintain a real estate portfolio that satisfies its strategic, operational and financial criteria, through cost-effective strategic store closings and targeted, limited store openings, or if there is a disruption in its relationship with its major landlords, sales could be adversely affected.

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

Many Signet stores are located within shopping malls or shopping centers and benefit from heavy consumer traffic in such locations. Due to the increase in online shopping as well as COVID-19, there has been a substantial decline in shopping mall and shopping center traffic. If the Company does not focus its locations in attractive areas and/or increase its online sales, this trend away from shopping mall and shopping center purchases could adversely impact Signet’s operations and financial condition. As Signet tests and develops new types of store locations and designs, there is no certainty as to their success.

The rate of store footprint optimization is dependent on a number of factors including obtaining suitable real estate, the capital resources of Signet, the availability of appropriate staff and management, estimated sales transference rate and the level of the financial return on investment required by management.

The Company’s ability to protect our assets, particularly inventory and cash, or intellectual property could have a material adverse impact on our brands, reputation and operating results.

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

The Company holds significant amounts of cash on hand or short term, highly liquid investments (i.e. cash equivalents) on its balance sheet from time to time. Credit risk exists on the realizability of these assets should the counterparties fail to perform as contracted. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to generally only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Failure, entrance into receivership or insolvency by any of these financial institutions in response to conditions affecting the banking system and financial markets, such as the recent occurrence at Silicon Valley Bank, which did not materially affect the Company, could threaten our ability to access our existing cash, cash equivalents and investments and could adversely impact the Company’s financial position and results of operations.

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

The Company has a substantial amount of goodwill, intangible assets and long-lived assets on its balance sheet. The Company reviews goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. The impairment evaluation requires significant judgment and estimates by management, and unfavorable changes in these assumptions or other factors could result in future impairment charges and have a significant adverse impact on the Company’s reported earnings. Such factors include the operating performance and cash flows of the Company’s stores, lower than anticipated consumer traffic, changes in customer spending behavior, macroeconomic factors such as inflation and rising interest rates, changes in the Company’s real estate strategy or other key business initiatives. Additionally, a general decline in the market valuation of the Company’s common shares, whether related to Signet’s business or overall market conditions, could adversely impact the assumptions used to perform the evaluation of its goodwill, indefinite-lived intangible assets and long-lived assets.

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

Signet provides public guidance on its expected operating and financial results for future periods. Such guidance consists of forward-looking statements subject to the risks and uncertainties described in this report and in Signet’s other public filings and public statements. Signet’s actual results may be below the provided guidance or the expectations of Signet’s investors and analysts, especially in times of economic uncertainty. In the past, when the Company has reduced its outlook related to certain measures in its previously provided guidance, the market price of its common stock has declined. If, in the future, Signet’s operating or financial results for a particular period do not meet guidance or the expectations of investors and analysts or if Signet reduces its outlook related to certain measures in its guidance for future periods, the market price of its common stock may decline. In addition, if the analysts that regularly follow the Company’s stock lower their rating or lower their projections for future growth and financial performance, the Company’s stock price could decline.

The Company’s ability to borrow is important to its operations and financial covenants, credit ratings and interest rate volatility could all impact the availability of such debt and could adversely impact the Company’s financial results.

The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its asset-based credit facility. The Company holds obligations under its 4.70% Senior Unsecured Notes and its redeemable Series A Convertible Preference Shares. The Company’s ability to borrow and maintain adequate cash flow is necessary to sustain its operations, particularly given the seasonal fluctuations in inventory and staffing requirements and the concentration of sales in the fourth quarter. The Company’s debt and preferred share obligations also require maintaining sufficient cash flow to make continuing payment obligations for interest and dividends. Because a large portion of its financing is asset-based and secured, the Company’s ability to draw funds is dependent on maintaining a sufficient borrowing base and it is subject to the risk of loss of such assets to foreclosure or sale to satisfy its debt obligations.

Signet’s borrowing agreements include various financial and other covenants. A material deterioration in its financial performance could result in a breach of these covenants. In the event of a breach, the Company would have to renegotiate terms with its current lenders or find alternative sources of financing if current lenders required cancellation of facilities or early repayment. In addition, these covenants, in some cases, limit the Company’s flexibility to adapt its operations to changing conditions. Terms under the Company’s asset-based credit facility include exposure to variable interest rate debt and volatility in benchmark interest rates could adversely impact the Company’s financial results.

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

Signet’s success is dependent on the strength and effectiveness of its relationships with its various stakeholders whose behavior may be affected by its management of our 2030 Corporate Sustainability Goals as well as increased demand for environmental, social and governance (“ESG”) disclosures which could result in additional costs or risks.

We have established and publicly announced 2030 Corporate Sustainability Goals including commitments to address climate change and human rights. These statements reflect our plans and aspirations and are subject to a number of risks and uncertainties, many of which are outside our control. Like many companies, Signet aspires to work towards net-zero business operations. The ability for companies to adjust their operations is dependent on the energy infrastructure of the US, namely the availability and cost of low- or non-carbon-based energy sources for our physical locations as well as the availability of low or non-carbon transportation.

Signet carefully considers both investor expectations and regulatory requirements in forming our ESG disclosure strategy and when investing resources in ESG disclosure processes and tools. Standards for tracking and reporting ESG matters continue to evolve. The voluntary disclosure frameworks and standards we select, and the interpretation or application of those frameworks and standards, may be subject to change and may be different from our peers. Further, the methodologies we use for reporting ESG data may be updated and our previously reported ESG data may be adjusted to reflect improvements in data that is available to us, changing assumptions, changes in our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are continually evolving as are the differing standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by government agencies. SEC preparedness requires considerable resource requirements. Signet will always prioritize legally required disclosures such as greenhouse gas emissions calculations over voluntary frameworks.

Consequently, it is possible that we may fail to achieve our 2030 Corporate Sustainability Goals or that our customers, team members, investors, advocacy groups, government agencies or other stakeholders may not be satisfied with the goals we set or our efforts to achieve them. Our failure, or perceive failure, to adequately achieve, update or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and may expose us to adverse consumer actions, inhibit our ability to attract and retain talent, and subject us to increased scrutiny from the investment community, special interest groups and enforcement authorities.

Collective bargaining activity could disrupt the Company’s operations, increase labor costs or interfere with the ability of management to focus on executing business strategies.

The employees of Signet’s diamond polishing factory in Gaborone, Botswana are covered by a collective bargaining agreement. If relationships with these employees become adverse, operations at the factory could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations, which could negatively impact the Company’s diamond supply, increase costs and cause negative publicity. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on the Company’s ability to take cost-saving measures during economic downturns. Any of these cost increases and constraints on Signet’s operations could adversely impact its results of operations. Further, collective bargaining activity in other industries, such as various union strikes in the UK that were announced in December 2022 by postal and travel workers, may adversely affect traffic to our stores or delivery of online orders and in-turn negatively impact our sales.

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

In addition, the Organization for Economic Co-operation and Development (“OECD”) has led international efforts to devise, and to implement on a permanent basis, a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation, and Pillar Two provides for a global minimum effective corporate tax rate of 15%.

Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. Based on these thresholds, we currently expect to be outside the scope of the Pillar One proposals, though we anticipate that we will be subject to Pillar One in the future if our global revenue exceeds the Pillar One thresholds. In December 2021, the OECD published detailed rules that define the scope of the Pillar Two global minimum effective tax rate proposal. A number of countries, including the UK, are currently proposing to implement core elements of the Pillar Two proposal by the start of 2024, and the European Union has adopted a Council Directive which requires certain Pillar Two rules to be transposed into member states’ national laws from such time. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two rules, we expect that we may be within their scope and so their implementation could impact the amount of tax we have to pay. Additionally, these changes may result in unilateral or uncoordinated local country application of the action items. Any such inconsistencies in the tax laws of countries where the Company operates or is incorporated may lead to increased uncertainty with respect to tax positions or otherwise increase the potential for double taxation. Proposals for US tax reform also potentially could have a significant adverse effect on us. In addition, the European Commission has conducted investigations in multiple countries focusing on whether local country tax legislation or rulings provide preferential tax treatment in violation of European Union state aid rules. Any impacts of these actions could increase the Company’s tax liabilities, which in turn could have a material adverse effect on the Company’s results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table provides the location, use and size of Signet’s corporate, distribution, and other non-retail facilities required to support the Company’s global operations as of January 28, 2023:

Location	Function	Approximate square footage	Lease or Own	Lease expiration
Akron, Ohio	Corporate and distribution	546,000	Lease	2048
Akron, Ohio	Training facility	11,000	Lease	2032
Akron, Ohio	Repair facility	38,000	Own	N/A
Barberton, Ohio	Non-merchandise fulfillment	135,000	Lease	2032
Charlotte, North Carolina	Corporate and administrative	14,200	Lease	2033
Dallas, Texas	Repair facility	31,000	Lease	2029
Dallas, Texas	Administrative	190,000	Lease	2029
Frederick, Maryland	Customer service	7,716	Lease	2026
New York City, New York	Administrative and fulfillment	17,000	Lease	2023
New York City, New York	Administrative and fulfillment	65,837	Lease	2032
New York City, New York	Manufacturing and distribution	10,580	Lease	2027
New York City, New York	Distribution and fulfillment	1,819	Lease	2024
San Francisco, California	Administrative	6,178	Lease	2024
Bellevue, Washington	Corporate and administrative	22,600	Lease	2024
Seattle, Washington	Photo studio	11,000	Lease	2027
Kent, Washington	Customer service, Virtual studios	10,500	Lease	2029
Seattle, Washington	Distribution and fulfillment	27,500	Lease	2030
Markham, Ontario (Canada)	Distribution and fulfillment	31,000	Lease	2026
Birmingham, UK	Corporate, distribution and eCommerce fulfillment	235,000	Own	N/A
Watford, UK	Administrative	20,500	Lease	2037
Gaborone, Botswana	Diamond polishing	34,200	Own	N/A
Mumbai, India	Diamond liaison	3,000	Lease	2026
Ramat-Gan, Israel	Technology center	1,000	Lease	2023
Herzelia, Israel	Technology center	12,400	Lease	2023
Herzelia, Israel	Technology center	5,400	Lease	2028
Tel-Aviv, Israel	Technology center	1,700	Lease	2023
Dubai, UAE	Distribution	630	Lease	2023
Blanchardstown, Ireland	Distribution and fulfillment	5,200	Lease	2023
Shanghai, China	Customer service	8,000	Lease	2023
Sufficient distribution exists in all geographies to meet the respective needs of the Company’s operations.

Global retail property
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet’s banners, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied. Below is a summary of property details by geography for Signet’s retail operations as of January 28, 2023:

	North America segment	International segment	Signet
US	2,382	—	2,382
Canada	93	—	93
UK	—	322	322
Republic of Ireland	—	10	10
Channel Islands	—	1	1
Total	2,475	333	2,808
    North America retail property
Signet’s North America segment operates stores and kiosks in the US and Canada, with substantially all of the locations being leased. In addition to a minimum annual rent cost, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2023, the majority of the mall stores and kiosks only made base rental payments. Under the terms of a typical lease, the Company is required to conform and maintain its usage to agreed standards, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall.
The initial term of mall and off-mall store leases, excluding Jared, Diamonds Direct and Blue Nile, are generally five years, with off-mall leases also including various options for extension or renewal. New Banter locations generally have leases with terms ranging from three to five years. Towards the end of a lease, Signet evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where the Company is uncertain whether the location will meet its required return on investment, but the store is profitable, the lease may be renewed for one to two years, during which time the store’s performance is further evaluated. The Company not only monitors the stores’ performance but also monitors other factors such as trade area and mall grade. Jared and Diamonds Direct stores are normally opened with lease terms ranging from ten to twenty years with options to extend the lease, and rents are not tied to sales levels. Blue Nile showrooms are normally opened with lease terms ranging from five to ten years with options to extend the lease.
At January 28, 2023, the average unexpired lease term of leased premises for the North America segment was approximately two years for Kay and Zales mall locations and three years for off-mall Kay and Zales locations. Jared locations on average had five years remaining. Diamonds Direct had on average nine years remaining. Blue Nile had on average seven years remaining. Banter average lease term remaining is one year and all but three of these leases had terms expiring within five years.

The cost of a new Kay or Zales mall store is typically between $0.1 million and $1.1 million. The cost of a new Jared store is typically between $2.2 million and $3.2 million. The cost of a new Diamonds Direct store is typically between $1.5 million and $2.8 million. The cost of a new Blue Nile showroom is typically between $1.4 million and $1.9 million. The cost of a new Banter kiosk is approximately $0.1 million, and the cost of a Banter Inline location is approximately $0.4 million. The cost of remodels and refurbishments can vary greatly by location and age of store.
In the US, the North America segment collectively leases approximately 30% of store and kiosk locations from two lessors. In Canada, it leases approximately 66% of its store locations from five lessors, with no individual lessor relationship exceeding 15% of its store locations. The segment had no other relationship with any lessor relating to 10% or more of its locations.
During the past five fiscal years, the Company generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s operations.
International retail property
The International segment’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into or including break clauses in order to improve the flexibility of its lease commitments. At January 28, 2023, the average unexpired lease term of International premises was four years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value.
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
A typical International segment store undergoes a remodel or refurbishment every five to ten years. The cost of remodeling a regular store is typically between $0.4 million and $0.8 million for both H. Samuel and Ernest Jones, while remodels in prestigious locations could exceed these amounts.
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
Number of common shareholders
As of March 10, 2023, there were approximately 6,610 shareholders of record of the Company’s common shares.
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the fourth quarter of Fiscal 2023:

Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 30, 2022 to November 26, 2022	379,970	$63.22	379,970	$578,151,662
November 27, 2022 to December 24, 2022	495,039	$66.42	495,039	$545,272,642
December 25, 2022 to January 28, 2023	118,306	$67.69	118,306	$537,264,890
Total	993,315	$65.34	993,315	$537,264,890
(1)     The average price paid per share excludes commissions paid of $17,880 in connection with the repurchases made under the 2017 Share Repurchase Program (the “2017 Program”).

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
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of Signet’s common shares against the cumulative total return of the S&P 500 Index and the S&P 500 Specialty Retail Index for the five year period ended January 28, 2023. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s common shares and the respective indices on February 3, 2018 through January 28, 2023.

Cumulative Total Return
Index Value
250
200
150
100
50
0
February 3, 2018
February 2, 2019
February 1, 2020
January 30, 2021
January 29, 2022
January 28, 2023
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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis in this Item 7 are intended to provide the reader with information that will assist in understanding the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in Item 8. This discussion contains forward-looking statements and information. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” above as well as the “Risk Factors” section within Item 1A.
This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for Fiscal 2023 and Fiscal 2022. For a comparison of Fiscal 2022 and Fiscal 2021, refer to Item 7 included in our Annual Report on Form 10-K for the year ended January 29, 2022 filed with the SEC on March 17, 2022.
OVERVIEW
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
Blue Nile acquisition
On August 19, 2022, the Company acquired all of the outstanding shares of Blue Nile, Inc. (“Blue Nile”), subject to the terms of a stock purchase agreement entered into on August 5, 2022. The total cash consideration was $389.9 million, net of cash acquired, including purchase price adjustments for working capital. Blue Nile is a leading online retailer of engagement rings and fine jewelry. The addition of Blue Nile brings Signet a younger, more affluent, and diverse customer to Signet’s banner portfolio that will expand Signet’s accessible luxury tier. We believe the strategic acquisition of Blue Nile accelerates Signet's efforts to enhance its connected commerce capabilities and extend its digital leadership across the jewelry category – all to further achieve meaningful operating synergies for the consumers and create value for shareholders.
Overall performance
Signet’s sales declined by 5.2% during the fourth quarter of Fiscal 2023 compared to the same quarter of Fiscal 2022. Sales in the Company’s organic businesses were down year over year due to the continued impact of heightened inflationary pressure on consumers’ discretionary spending, extreme weather disruptions in the three shopping days leading up to Christmas in the US, as well as the impact of various union strikes in the UK and the weakening of the British Pound in the International segment. These declines in the organic businesses were offset partially by the addition of Blue Nile to Signet’s portfolio. The Company’s overall operating results continue to reflect sustainable enhancements to the differentiation of Signet’s banners, connected commerce capabilities, accelerated services, always on marketing strategy including increased penetration of digital marketing, and inventory management. During the fourth quarter of Fiscal 2023, the Company’s average merchandise transaction values (“ATV”) increased by 3.9% in the North America segment and 13.3% in the International segment, despite the decline in traffic and number of transactions. The increase relates to the higher penetration of the accessible luxury banners, shift in assortment architecture to higher price points and the reduced impact of Banter by Piercing Pagoda, which carries a lower ATV.
The Company has continued its focus on execution of the initiatives under its Inspiring Brilliance strategy, which is centered on the goal of achieving sustainable industry-leading growth with an annual double digit operating margin. As described in the Purpose and Strategy section within Item 1 of this Annual Report on Form 10-K, through its Inspiring Brilliance strategy, the Company is focused on leveraging its core strengths that it developed over the past five years with the goal of creating a broader mid-market and increasing Signet’s share of that larger market as the industry leader. See Outlook below for further information.

Refer to the “Results of Operations” section below for further information on performance during the fourth quarter and full year Fiscal 2023.

Outlook
Following a year of heightened growth in Fiscal 2022, jewelry industry revenues softened in Fiscal 2023 and are expected to be down mid-single digits for Fiscal 2024, as the downward pressure on consumer discretionary spending is expected to continue. In addition, the Company expects headwinds to continue in engagements and weddings throughout Fiscal 2024, with expected recovery in engagements later in the year and continue to rebound in Fiscal 2025. It is anticipated that discretionary spending in jewelry will continue to be adversely impacted by rising prices on necessities such as gas and groceries, and could further impact sales of the Company’s product assortments at lower and mid-tier price points. However, the magnitude and timing of both inflationary factors and the shift in spending are difficult to predict, as is whether these pressures will ultimately impact other product categories, including softening demand for products at higher price points. The Company believes that its banner value propositions and differentiation, including the additions of Diamonds Direct and Blue Nile to Signet’s portfolio, the strength of the Company’s product assortment and its investments in digital and flexible fulfillment capabilities are expected to continue fueling a positive response from customers across most merchandise categories and banners into Fiscal 2024. Furthermore, the Company will continue its diligent and effective efforts to drive structural cost savings and leverage its flexible operating model.

The Company continues to monitor the impacts of certain macroeconomic factors on its business, such as inflation and the conflict in Ukraine. Uncertainties exist that could continue to impact the Company’s results of operations or cash flows in the future, such as further pricing and inflationary environment changes impacting the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or adverse shifts in consumer discretionary spending, supply chain disruptions to the Company’s business, the potential resurgence of COVID-19 in key trade areas, the Company’s ability to recruit and retain qualified team members, or organized retail crime. See “Forward-Looking Statements” above as well as the “Risk Factors” section within Item 1A.
Market and operating conditions
The Company faces a highly competitive and dynamic retail landscape throughout the geographies where it does business, as well as a challenging global macro-economic environment as described above impacting the jewelry industry. Refer to Item 1 for further information on the Company’s business, markets and strategy.
Exchange translation impact
Monthly average exchange rates are used to prepare the Company’s consolidated statements of operations. In Fiscal 2024, it is anticipated a five percent movement in the British pound to US dollar exchange rate would impact the Company’s income before income taxes by approximately $0.5 million, while a five percent movement in the Canadian dollar to US dollar exchange rate would impact the Company’s income before income taxes by approximately $1.3 million.

RESULTS OF OPERATIONS
Fiscal 2023 Overview
Similar to many other retailers, Signet follows the retail 4-4-5 reporting calendar. Both Fiscal 2023 and Fiscal 2022 were 52 week reporting periods.
Same store sales
Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry. Same store sales growth is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year. Sales from stores that have been open for less than 12 months are excluded from the comparison until their 12-month anniversary. Similarly, sales from acquired businesses made within the last 12 months are excluded from the comparison until their 12-month anniversary. Sales from stores that were acquired during the period and have not been included in the Company’s results for both the current and prior period presented are also excluded from same store sales. Sales after the 12-month anniversary are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic area, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Same store sales are also impacted by certain accounting adjustments to sales, primarily related to the deferral of revenue from the Company’s extended service plans.
eCommerce sales include all sales with customers that originate online, including direct to customer, ship to store, and buy online, pick-up in store ("BOPIS"). eCommerce sales are included in the calculation of same store sales for the period and the comparative figures from the 12-month anniversary of the launch of the relevant website. Brick and mortar same store sales are calculated by removing the eCommerce sales from the same store sales calculation described above. Comparisons at the divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. Same store sales exclude the 53rd week in the fiscal year in which it occurs.
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
Factors that influence gross margin include pricing, promotional environment, changes in merchandise costs, changes in non-merchandise components of cost of sales (as described above), changes in sales mix, foreign exchange, and the economics of services such as repairs and extended service plans. The price of diamonds varies depending on their size, cut, color and clarity.
Signet uses an average cost inventory methodology and, as jewelry inventory turns slowly, the impact of movements in the cost of diamonds and gold takes time to be fully reflected in the gross margin. Signet’s inventory turns faster in the fourth quarter than in the other three quarters, therefore, changes in the cost of merchandise is more impactful on the gross margin in that quarter. An increase in inventory turnover would accelerate the rate at which commodity costs impact gross margin.
Selling, general and administrative expense (“SG&A”)
SG&A primarily includes store staff and store administrative costs as well as advertising and promotional costs. It also includes field support center expenses such as information technology, finance, eCommerce and other operating expenses (such as credit costs) not specifically categorized elsewhere in the consolidated statements of operations.
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
Other operating income (expense)
Other operating income (expense) primarily consists of miscellaneous operating income and expense items such as interest income from customer in-house finance receivables, litigation settlements, foreign currency gains and losses, and gains and losses from undesignated derivative contracts. See Note 12 in Item 8 for further detail on the Company’s other operating income (expense).

COMPARISON OF FISCAL 2023 TO FISCAL 2022
•Total sales: up 0.2%.
•Same store sales: down 6.1%.
•Diluted earnings per share: $6.64 compared to $12.22 in Fiscal 2022.

	Fiscal 2023		Fiscal 2022
(in millions)	$	% of sales	$	% of sales
Sales	$7,842.1	100.0%	$7,826.0	100.0%
Cost of sales	(4,790.0)	(61.1)	(4,702)	(60.1)
Gross margin	3,052.1	38.9	3,124.0	39.9
Selling, general and administrative expenses	(2,214.6)	(28.2)	(2,230.9)	(28.5)
Restructuring charges	—	—	3.3	—
Asset impairments, net	(22.7)	(0.3)	(1.5)	—
Other operating income (expense)	(209.9)	(2.7)	8.5	0.1
Operating income (loss)	604.9	7.7	903.4	11.5
Interest expense, net	(13.5)	(0.2)	(16.9)	(0.2)
Other non-operating expense, net	(140.2)	(1.8)	(2.1)	—
Income (loss) before income taxes	451.2	5.8	884.4	11.3
Income taxes	(74.5)	(1.0)	(114.5)	(1.5)
Net income (loss)	$376.7	4.8%	$769.9	9.8%
Year to date sales
Signet’s total sales increased 0.2% to $7.84 billion compared to $7.83 billion in the prior year while total sales at constant exchange rates increased 1.1%. Signet’s same store sales decreased 6.1%, compared to an increase of 48.5% in the prior year. While Signet’s total sales increased primarily due to the additions of Diamonds Direct and Blue Nile to Signet’s portfolio, Signet’s organic business declined year over year driven by the impact of the heightened inflationary pressure on consumers’ discretionary spending, shifts in consumer spending to experiences and travel, the impacts of lapping benefits from last year’s government stimulus in the North America segment and the weakening of the British Pound in the International segment.
eCommerce sales year to date were $1.6 billion, up $87.8 million or 5.8% compared to $1.5 billion in the prior year. eCommerce sales accounted for 20.4% of year to date sales, up from 19.3% of total sales in the prior year. Brick and mortar same store sales decreased 5.5% from the prior period.
The increase in eCommerce sales as of percentage of sales is primarily due to the recent addition of Blue Nile to Signet’s portfolio, as virtually all Blue Nile sales are digital. The Company’s focus on its connected commerce shopping experience, both online and in-store, helped maintain conversion rates and improve the ATV throughout Fiscal 2023.
The breakdown of the year to date sales performance is set out in the table below:

	Change from previous year
Year to date Fiscal 2023	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate (3)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	(7.0)%	7.5%	0.5%	(0.2)%	0.3%	$7,289.5
International segment	8.3%	(0.4)%	7.9%	(12.4)%	(4.5)%	$470.1
Other segment (1)	nm	nm	nm	nm	nm	$82.5
Signet	(6.1)%	7.2%	1.1%	(0.9)%	0.2%	$7,842.1
(1)    Includes sales from Signet’s diamond sourcing initiative.
(2)    Includes sales from acquired businesses which were not included in the results for the full comparable periods presented. Blue Nile has been excluded from same store sales for the full year and Diamonds Direct began being included in same store sales for the fourth quarter of Fiscal 2023.
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

	Average Merchandise Transaction Value (1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal Year	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
North America segment	$507	$448	11.2%	14.3%	(17.2)%	29.2%
International segment (3)	£171	£129	8.9%	(17.3)%	(2.3)%	30.7%
(1)    Net merchandise sales within the North America segment include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, extended service plan, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.
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
North America sales
The North America segment’s total sales were $7.29 billion compared to $7.26 billion in the prior year, up 0.3%. Same store sales decreased 7.0% compared to an increase of 49.5% in the prior year. North America’s ATV increased 11.2% and the number of transactions decreased 17.2%. While North America’s total sales increased primarily as a result of the additions of Diamonds Direct and Blue Nile to Signet’s portfolio, same store sales in the organic banners declined due to a combination of factors noted above such as the impacts of heightened inflationary pressure on consumers’ discretionary spending and lapping of government stimulus.
eCommerce sales decreased 7.5% and brick and mortar sales decreased 6.8% on a same store sales basis. Overall, reported eCommerce sales increased 8.5% primarily due to the addition of Blue Nile as noted above.
International sales
The International segment’s total sales decreased 4.5% to $470.1 million compared to $492.4 million in the prior year and increased 7.9% at constant exchange rates. Same store sales increased 8.3% compared to an increase of 34.7% in the prior year. The ATV increased 8.9% over prior year, and the number of transactions decreased 2.3%. The increase in same store sales reflects the reopening of all UK stores in April 2021 following the lifting of COVID restrictions.
eCommerce sales decreased 18.2% and brick and mortar sales increased 16.7% on a same store sales basis.
Fourth quarter sales
Signet’s total sales decreased 5.2% year over year to $2.7 billion in the fourth quarter, while total sales at constant exchange rates decreased 4.3%. Signet’s same store sales decreased 9.1%, compared to an increase of 23.8% in the prior year quarter. These declines were driven by the impact of heightened inflationary pressure on consumers’ discretionary spending, weather disruptions in the three shopping days leading up to Christmas in the US, as well as the impact of various union strikes in the UK and the weakening of the British Pound in the International segment. This decrease was partially offset by the addition of Blue Nile in Fiscal 2023, as noted above.
eCommerce sales in the fourth quarter of Fiscal 2023 were $650.0 million, up $94.0 million or 16.9% compared to $556.0 million in the prior year fourth quarter, primarily driven by the addition of Blue Nile to Signet’s portfolio. eCommerce sales accounted for 24.4% of fourth quarter sales, up from 19.8% of total sales in the prior year fourth quarter. Brick and mortar same store sales decreased 9.6% from the prior year fourth quarter.

The breakdown of the fourth quarter sales performance by segment is set out in the table below:

	Change from previous year
Fourth Quarter of Fiscal 2023	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate (3)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	(9.3)%	5.5%	(3.8)%	(0.2)%	(4.0)%	$2,503.3
International segment	(6.8)%	(0.2)%	(7.0)%	(9.5)%	(16.5)%	$153.2
Other segment (1)	nm	nm	nm	nm	nm	$9.7
Signet	(9.1)%	4.8%	(4.3)%	(0.9)%	(5.2)%	$2,666.2
(1)    Includes sales from Signet’s diamond sourcing initiative.
(2)    Includes sales from acquired businesses which were not included in the results for the full comparable periods presented. Blue Nile has been excluded from same store sales for the full quarter and Diamonds Direct began being included in same store sales in the fourth quarter of Fiscal 2023.
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
nm Not meaningful.

	Average Merchandise Transaction Value (1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth Quarter	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
North America segment	$485	$444	3.9%	16.8%	(12.6)%	3.6%
International segment (3)	£162	£141	13.3%	2.2%	(18.7)%	37.6%
(1)     Net merchandise sales within the North America segment include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, extended service plan, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.
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
North America sales
The North America segment’s total sales were $2.5 billion compared to $2.6 billion in the prior year quarter, or a decrease of 4.0%. This decrease was primarily driven by the decline in same store sales due to the impact of heightened inflationary pressure on consumers’ discretionary spending, particularly on the Company’s product assortments at lower price points, as well as weather disruptions in the US on the three shopping days leading up to Christmas. This was partially offset by the addition of Blue Nile to Signet’s portfolio as well as an increased ATV of 3.9% compared to the prior year quarter.
Same store sales decreased 9.3% compared to an increase of 22.2% in the prior year quarter, which is reflective of the factors discussed above and resulted in the number of transactions decreasing by 12.6% year over year.
International sales
The International segment’s total sales decreased 16.5% to $153.2 million compared to $183.4 million in the prior year primarily as a result of the weakening of the British Pound which drove 9.5% of this decline. Total same store sales decreased 6.8% compared to an increase of 49.5% in the prior year, primarily driven by the impact of heightened inflationary pressure on consumers’ discretionary spending, as well as the impact of various union strikes in the UK during the fourth quarter. In the International segment, the ATV increased 13.3% year over year, while the number of transactions decreased 18.7%.
Gross margin
In Fiscal 2023, gross margin was $3.05 billion or 38.9% of sales compared to $3.12 billion or 39.9% of sales in Fiscal 2022. The decrease in gross margin rate for Fiscal 2023 compared to Fiscal 2022 primarily relates to the overall decrease in core sales volume and the mix of Diamonds Direct and Blue Nile’s bridal business, which generally carries lower margins, which was partially offset by a slight improvement in the merchandise margins in the Company’s organic banners.
In the fourth quarter, gross margin was $1.11 billion or 41.7% of sales compared to $1.15 billion or 41.0% of sales in the prior year fourth quarter. The increase in gross margin rate for the fourth quarter of Fiscal 2023 compared to the fourth quarter of Fiscal 2022 reflects the improved health of our inventory, improved mix shift to higher priced merchandise and the continued benefits of cost savings in the Company’s organic businesses. These improvements in the organic banners were partially offset by the mix of Diamonds Direct and Blue Nile’s bridal business, as well as deleveraging of fixed costs on the lower volume as described above.

SG&A
SG&A for Fiscal 2023 was $2.21 billion or 28.2% of sales compared to $2.23 billion or 28.5% of sales in Fiscal 2022. The additions of Diamonds Direct and Blue Nile, together with increased investments in digital/IT, were offset by lower payroll-related costs and the benefits of structural cost savings in Signet’s organic businesses, including from the Company’s restructured outsourced credit agreements finalized in the second quarter of Fiscal 2022. The improved SG&A as a percentage of sales year to date was primarily driven by the cost savings initiatives and the efficiency of Diamonds Direct’s operating model.
In the fourth quarter of Fiscal 2023 SG&A was $702.5 million or 26.3% of sales compared to $745.8 million or 26.5% of sales in the prior year fourth quarter. SG&A overall decreased primarily due to the impact of lower sales in the organic businesses, lower payroll-related costs and overall cost savings initiatives, partially offset by the additions of Diamonds Direct and Blue Nile, as well as investments in digital and IT initiatives.
Asset impairments, net
During Fiscal 2023, the Company recorded non-cash, pre-tax asset impairments related to the impairment of long-lived assets of $22.7 million. During the fourth quarter of Fiscal 2023, the Company recorded non-cash, pre-tax asset impairments of $20.7 million, all of which related to long-lived assets and was driven by a partial impairment of the Company’s Akron, Ohio headquarters.
During Fiscal 2022, the Company recorded non-cash, pre-tax asset impairments related to the impairment of long-lived assets of $1.5 million. During the fourth quarter of Fiscal 2022, the Company recorded non-cash, pre-tax asset net gain on impairment of $0.5 million, all of which related to long-lived assets.
See Note 17 of Item 8 for additional information on the asset impairments.
Other operating income (expense)
In Fiscal 2023, other operating expense was $209.9 million compared to other operating income of $8.5 million in Fiscal 2022. Fiscal 2023 was primarily driven by pre-tax litigation charges of $203.8 million. Fiscal 2022 was primarily driven by interest income on the Company’s non-prime credit card portfolio and UK government subsidies granted for restrictions imposed on non-essential businesses.
In the fourth quarter of Fiscal 2023, other operating expense was $18.4 million compared to other operating expense of $4.7 million compared to the fourth quarter of Fiscal 2022. The fourth quarter of Fiscal 2023 was primarily driven by charges related to a litigation matter of $15.9 million. The fourth quarter of Fiscal 2022 was primarily driven by foreign exchange losses and charges related to previously disclosed shareholder litigation matters.
See Notes 12 and 28 of Item 8 for additional information.
Operating income (loss)
In the year to date period of Fiscal 2023, operating income was $604.9 million or 7.7% of sales compared to $903.4 million or 11.5% of sales in Fiscal 2022. The decrease in operating income for the period, compared to prior year period, was primarily driven by the pre-tax litigation charges of $203.8 million and the overall decrease in core sales volume, partially offset by lower payroll-related costs, the impact of the acquisitions and the benefits of Signet’s flexible operating model discussed above.
In the fourth quarter, operating income was $369.5 million or 13.9% of sales compared to $402.4 million or 14.3% of sales in prior year fourth quarter. The decrease in operating income for the period, compared to prior year quarter reflects the overall decrease in core sales volume as well as charges related to litigation and impairment noted above, partially offset by lower payroll-related costs, the impact of the acquisitions and the benefits of Signet’s flexible operating model.

Signet’s operating income (loss) by segment for the year to date period is as follows:

	Fiscal 2023		Fiscal 2022
(in millions)	$	% of sales	$	% of sales
North America segment (1)	$673.2	9.2%	$981.4	13.5%
International segment (2)	(0.2)	—%	14.4	2.9%
Other segment	2.4	nm	(0.2)	nm
Corporate and unallocated expenses (3)	(70.5)	nm	(92.2)	nm
Operating income (loss)	$604.9	7.7%	$903.4	11.5%
(1)        Fiscal 2023 includes: 1) $13.4 million of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct and Blue Nile acquisitions; 2) $14.7 million of acquisition and integration-related expenses in connection with the Blue Nile acquisition, primarily related to professional fees and severance costs; 3) $203.8 million related to pre-tax litigation charges; and 4) net asset impairment charges of $20.0 million.
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
See Note 4, Note 6, Note 13, Note 17, and Note 28 of Item 8 for additional information.
(2)    Fiscal 2023 includes net asset impairment charges of $2.7 million.
Fiscal 2022 includes net asset impairment gains of $0.5 million.
See Note 17 of Item 8 for additional information.
(3)    Fiscal 2022 includes: 1) a charge of $1.7 million related to the settlement of previously disclosed shareholder litigation matters; and 2) $2.3 million credit to restructuring expense primarily related to adjustments to previously recognized restructuring liabilities.
See Note 6 and Note 28 of Item 8 for additional information.
nm    Not meaningful.
Signet’s operating income (loss) by segment for the fourth quarter is as follows:

	Fourth Quarter Fiscal 2023		Fourth Quarter Fiscal 2022
(in millions)	$	% of sales	$	% of sales
North America segment (1)	$372.9	14.9%	408.3	15.7%
International segment (2)	14.7	9.6%	18.4	10.0%
Other segment	(2.1)	nm	1.2	nm
Corporate and unallocated expenses	(16.0)	nm	(25.5)	nm
Operating income (loss)	$369.5	13.9%	$402.4	14.3%
(1)    Fiscal 2023 includes: 1) $1.8 million credit to cost of sales associated with the fair value adjustment of inventory acquired in the Blue Nile acquisition; 2) $7.4 million of acquisition and integration-related expenses in connection with the Blue Nile acquisition, primarily related to professional fees and severance costs; 3) $13.8 million related to pre-tax litigation charges; and 4) net asset impairment charges of $18.1 million.
See Note 4, Note 17, and Note 28 of Item 8 for additional information.
(2)    Fiscal 2023 includes net asset impairment charges of $2.6 million.
See Note 17 of Item 8 for additional information.
nm    Not meaningful.
Interest expense, net
In Fiscal 2023, interest expense, net was $13.5 million compared to $16.9 million in Fiscal 2022. In the fourth quarter, interest expense, net was $2.1 million compared to $4.5 million in the prior year fourth quarter. The overall decreases in interest expense, net is related to higher interest income earned on invested cash due to higher interest rates.
Other non-operating expense, net
In Fiscal 2023, other non-operating expense was $140.2 million compared to $2.1 million in Fiscal 2022. In the fourth quarter of Fiscal 2023, other non-operating income was $0.6 million compared to other non-operating income of $1.2 million in the prior year fourth quarter. The other non-operating expenses in Fiscal 2023 primarily consisted of non-cash, pre-tax settlement charges of $133.7 million related to the partial buy-out of the Signet Group Pension Scheme. See Note 23 of Item 8 for additional information on the Company’s retirement plans.

Income taxes
Income tax expense for Fiscal 2023 was $74.5 million, with an effective tax rate (“ETR”) of 16.5%, compared to an income tax expense of $114.5 million, with an effective tax rate of 12.9% in Fiscal 2022. The ETR for Fiscal 2023 was lower than the US federal income tax rate primarily due to the favorable impacts from the Company’s global reinsurance and financing arrangements, partially offset by the unfavorable impact of an uncertain tax position related to a prior year of $20.5 million recorded in Fiscal 2023. The ETR for Fiscal 2022 was lower than the US federal income tax rate primarily due to the favorable impact of the reversal of the valuation allowance recorded against certain state deferred tax assets. Refer to Note 11 of Item 8 for additional information.
In the fourth quarter of Fiscal 2023, income tax expense was $89.5 million, with an ETR of 24.4%, compared to expense of $82.4 million, with an ETR of 20.8% in the fourth quarter of Fiscal 2022. The ETR for the fourth quarter Fiscal 2023 was higher than the US federal income tax rate, primarily due to the unfavorable impact of an uncertain tax position related to a prior year of $20.5 million recorded in the fourth quarter of Fiscal 2023, partially offset by favorable impacts from the Company’s global reinsurance and financing arrangements. The ETR for the fourth quarter of Fiscal 2022 approximated the US federal income tax rate.
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
Signet presents such non-GAAP measures in reporting its financial results to provide investors additional information to evaluate its operations and financial position. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with GAAP.
1. Net cash
Net cash is a non-GAAP measure defined as the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of liquidity available from cash balances on-hand.

(in millions)	January 28, 2023	January 29, 2022	January 30, 2021
Cash and cash equivalents	$1,166.8	$1,418.3	$1,172.5
Less: Long-term debt	(147.4)	(147.1)	(146.7)
Net cash	$1,019.4	$1,271.2	$1,025.8

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

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net cash provided by operating activities	$797.9	$1,257.3	$1,372.3
Purchase of property, plant and equipment	(138.9)	(129.6)	(83.0)
Free cash flow	659.0	1,127.7	1,289.3
Proceeds from sale of in-house finance receivables	—	(81.3)	—
Adjusted free cash flow	$659.0	$1,046.4	$1,289.3

3. Non-GAAP operating income
Non-GAAP operating income is a non-GAAP measure defined as operating income excluding the impact of significant and unusual items which management believes are not necessarily reflective of normal operating performance during a period. Management finds the information useful when analyzing financial results in order to appropriately evaluate the performance of the business without the impact of these significant and unusual items. In particular, management believes the consideration of measures that exclude such items can assist in the comparison of operational performance in different periods which may or may not include such items.

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating income (loss)	$604.9	$903.4	$(57.7)
Charges (credits) related to transformation plan	—	(3.3)	47.6
Asset impairments, net (1)	15.9	(0.9)	159.0
Litigation charges (2)	203.8	1.7	7.5
Acquisition and integration-related costs (3)	25.8	8.6	—
Gain on sale of in-house finance receivables	—	(1.4)	—
Non-GAAP operating income	$850.4	$908.1	$156.4
(1) Fiscal 2023 includes impairment charges related to the Company’s headquarters. Fiscal 2022 includes ROU asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021. Fiscal 2021 includes impairment charges related to the Company’s goodwill, intangible assets, and long-lived assets. Refer to Note 17 of Item 8 for additional information.
(2) Refer to Note 28 of Item 8 for additional information.
(3) Acquisition and integration-related costs include the impact of the fair value step-up for inventory from Diamonds Direct and Blue Nile, as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred related to the acquisition of Blue Nile in Fiscal 2023; Fiscal 2022 included direct transaction-related costs for the acquisition of Rocksbox and Diamonds Direct and impact of the fair value step-up for inventory from Diamonds Direct.
4. Leverage ratio
The leverage ratio is a non-GAAP measure calculated by dividing Signet’s adjusted debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheet, plus redeemable Series A convertible preference shares (“Preferred Shares”), plus an adjustment for operating leases (5x annual rent expense). Adjusted EBITDAR is a non-GAAP measure, defined as earnings before interest and income taxes, depreciation and amortization, share-based compensation expense, non-operating income (expense) and certain non-GAAP accounting adjustments (“Adjusted EBITDA”) and further excludes minimum fixed rent expense for properties occupied under operating leases. Adjusted EBITDA and Adjusted EBITDAR are considered important indicators of operating performance as they exclude the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs and certain accounting adjustments. Management believes these financial measures are helpful to enhancing investors’ ability to analyze trends in Signet’s business and evaluate Signet’s performance.

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Adjusted debt:
Long-term debt	$147.4	$147.1	$146.7
Redeemable Series A Convertible Preference Shares	653.8	652.1	642.3
Adjustments:
5x Rent expense	2,232.5	2,216.5	2,263.0
Adjusted debt	$3,033.7	$3,015.7	$3,052.0

Adjusted EBITDAR:
Net income (loss)	$376.7	$769.9	$(15.2)
Income taxes	74.5	114.5	(74.5)
Interest expense, net	13.5	16.9	32.0
Depreciation and amortization on property, plant and equipment (1)	162.2	162.4	175.1
Amortization of definite-lived intangibles (1)	2.3	1.1	0.9
Amortization of unfavorable contracts	(1.8)	(3.3)	(5.4)
Share-based compensation	42.0	45.8	14.5
Other non-operating expense, net (2)	140.2	2.1	—
Other accounting adjustments (3)	245.5	4.7	214.5
Adjusted EBITDA	$1,055.1	$1,114.1	$341.9
Rent expense	446.5	443.3	452.6
Adjusted EBITDAR	$1,501.6	$1,557.4	$794.5

Adjusted leverage ratio	2.0x	1.9x	3.8x
(1)    Total amount of depreciation and amortization reflected on the consolidated statement of cash flows for Fiscal 2023, Fiscal 2022 and Fiscal 2021 equals $164.5 million, $163.5 million and $176 million, respectively, which includes $2.3 million, $1.1 million and $0.9 million, respectively, related to the amortization of definite-lived intangibles, primarily favorable leases and trade names.
(2)    Fiscal 2023 includes pension settlement charges of $133.7 million.
(3)    Fiscal 2023 includes: 1) $25.8 million of acquisition and integration-related costs including the impact of the fair value step-up for inventory from Diamonds Direct and Blue Nile, as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred related to the acquisition of Blue Nile in Fiscal 2023; 2) $15.9 million of asset impairments; and 3) $203.8 million related to litigation charges.
Fiscal 2022 includes: 1) $0.9 million of net asset impairment gains related to long-lived assets; 2) $3.3 million credit to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities in connection with the Company’s transformation plan; 3) $1.7 million related to the settlement of previously disclosed shareholder litigation matters; 4) $8.6 million of charges related to professional fees for direct transaction-related costs incurred for the acquisitions of Rocksbox and Diamonds Direct in Fiscal 2022, as well as includes the impact of the fair value step up for inventory from Diamonds Direct; and 5) $1.4 million gain associated with the sale of customer in-house finance receivables.
Fiscal 2021 includes: 1) $159.0 million in asset impairments related to goodwill, intangible assets, and long-lived assets; 2) $47.6 million related to charges in connection with the Company’s transformation plan; 3) $7.5 million related to charges related to settlement of shareholder litigation, net of insurance proceeds; and 4) $0.4 million related to cost of extinguishment of debt.
LIQUIDITY AND CAPITAL RESOURCES
Overview and capital strategy
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior unsecured asset-based revolving credit facility (the “ABL Revolving Facility”). As of January 28, 2023, the Company had $1.2 billion of cash and cash equivalents, $147.7 million of outstanding debt related to the 4.70% senior unsecured notes due in 2024 (the “Senior Notes”), and no outstanding borrowings on the ABL Revolving Facility. The available borrowing capacity on the ABL Revolving Facility was $1.4 billion as of January 28, 2023.

The tenets of Signet’s capital strategy are: 1) investing in its business to drive growth in line with the Company’s overall business strategy; 2) ensuring adequate liquidity through a strong cash position and financial flexibility under its debt arrangements; and 3) returning excess cash to shareholders. Over time, Signet’s strategy is to sustain an adjusted leverage ratio below 2.75x. Adjusted leverage ratio is a non-GAAP measure as defined in the Non-GAAP Measures section above.

Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past few years laid the foundation for the Company’s accelerated growth post-pandemic, including prioritizing digital investments in both technology and talent, enhancing the Company’s new and modernized eCommerce platform and optimizing a connected commerce shopping journey for its customers. The Company’s cash discipline has led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well as through improvement in productivity and overall health of the Company’s inventory, utilizing a disciplined approach to drive continued reductions in sell down and clearance inventory. In addition, cost reductions and process improvements since the Company’s transformation strategy began have generated annual costs savings of approximately $500 million.
As the Company continues to execute on its Inspiring Brilliance strategy, it will continue to focus on working capital efficiency, optimizing its real estate footprint, and prioritizing transformational productivity to drive future cost savings opportunities, all of which are expected to be used to fuel strategic investments, grow the business, and enhance liquidity. In addition, the Company invested $210.5 million for capital investments in Fiscal 2023, which included $138.9 million for capital expenditures and $71.6 million related to investments in digital and cloud IT initiatives.
In addition, during the past two years, the Company made three acquisitions in line with its Inspiring Brilliance strategy. On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox, a jewelry rental subscription business, for cash consideration of $14.6 million, net of cash acquired. The acquisition was driven by Signet's initiatives to accelerate growth in its services offerings. On November 17, 2021, the Company acquired Diamonds Direct for cash consideration of $503.1 million, net of cash acquired. The acquisition of Diamonds Direct accelerated the Company’s growth in accessible luxury and bridal. See Note 4 of Item 8 for more details.
During the third quarter of Fiscal 2023, the Company acquired all of the outstanding shares of Blue Nile, subject to the terms of a stock purchase agreement entered into on August 5, 2022. The total cash consideration was $389.9 million, net of cash acquired, including purchase price adjustments for working capital. Blue Nile is a leading online retailer of engagement rings and fine jewelry. The strategic acquisition of Blue Nile accelerates Signet's efforts to enhance its connected commerce capabilities and broaden its digital leadership across the jewelry category – all to further achieve meaningful operating synergies for the consumers and create value for shareholders. See Note 4 of Item 8 for further details.

Liquidity and financial flexibility
During the past two years, the Company made significant progress in line with its Inspiring Brilliance growth strategy through three key financial milestones. First, the Company renegotiated its $1.5 billion ABL Facility, as further described in Note 24 of Item 8, to extend the maturity until 2026 and allow overall greater financial flexibility to grow the business and provide an additional option to address the 2024 maturities for its Senior Notes and Preferred Shares, if necessary.

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

Finally, the Company has substantially completed the buy-out of its UK Pension plan over the past two years, which eliminates the long term balance sheet risk of this benefit obligation, as well as will reduce ongoing pension funding obligations and preserve free cash flow. Refer to Note 23 of Item 8 for further information on the UK Pension plan buy-out.

Returning excess cash to shareholders
The Company remains committed to its goal to return excess cash to shareholders. During Fiscal 2022 and Fiscal 2023, the Company has declared the Fiscal 2022 preferred share dividends payable in cash, and beginning in the second quarter of Fiscal 2022, elected to reinstate the dividend program on its common shares. The Company also increased its common dividends from $0.18 per share in Fiscal 2022, to $0.20 per share in Fiscal 2023, and beginning in Fiscal 2024 increased it again to $0.23 per share. In addition, during the third quarter of Fiscal 2022, the Board of Directors authorized a reinstatement of repurchases under the 2017 Program by approximately $560 million during Fiscal 2022 and authorized an additional $500 million in June 2022. Since the reinstatement of share repurchases, the Company has repurchased approximately 9.3 million shares for $687.9 million under the 2017 Program, including, $376.1 million in Fiscal 2023. Subsequent to year-end, the Board approved a further $263 million increase to the multi-year authorization under the 2017 Program bringing the total remaining authorization to approximately $775 million (net of approximately $25 million of share repurchases made in the first quarter of Fiscal 2024 through March 15, 2023). See Note 8 of Item 8 for more details.

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
Summary cash flows
The following table provides a summary of Signet’s cash flow activity for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net cash provided by operating activities	$797.9	$1,257.3	$1,372.3
Net cash used in investing activities	(545.4)	(642.7)	(77.8)
Net cash used in financing activities	(490.0)	(366.6)	(498.6)
(Decrease) increase in cash and cash equivalents	(237.5)	248.0	795.9

Cash and cash equivalents at beginning of period	1,418.3	1,172.5	374.5
(Decrease) increase in cash and cash equivalents	(237.5)	248.0	795.9
Effect of exchange rate changes on cash and cash equivalents	(14.0)	(2.2)	2.1
Cash and cash equivalents at end of period	$1,166.8	$1,418.3	$1,172.5
Operating activities
Net cash provided by operating activities in Fiscal 2023 was $797.9 million compared to net cash provided by operating activities of $1.3 billion in the prior year comparable period. This overall decrease is primarily due to lower income and higher cash outflows for working capital compared to the prior period. The significant movements in operating cash flows are further described below:

•Net income was $376.7 million compared to $769.9 million in the prior year period, a decrease of $393.2 million. This decrease was primarily related to non-cash, pre-tax pension settlement charges of $133.7 million and pre-tax accrued litigation charges of $203.8 million during Fiscal 2023. See Note 12 of Item 8 for additional information.
•Change in current income taxes was a source of $98.5 million in the current period compared to a use of $6.7 million in the prior year. Deferred taxes was a use of $99.3 million in the current period compared to a source of $0.1 million in the prior year. Cash paid for income taxes was $74.6 million in Fiscal 2023 and $120.7 million in Fiscal 2022. Refer to Note 11 of Item 8 for additional information.

•During the prior year, the Company sold its existing customer in-house finance receivables, as well as collected the payment obligation of the remaining 5% of the receivables previously sold in June 2018. This resulted in cash proceeds of $81.3 million. See Note 13 of Item 8 for further information.
•Cash used for inventory was $16.5 million compared to a source of $198.3 million in the prior year period driven by the replenishment of inventories to healthier normalized in-stock levels.
•Cash used by accounts payable was $101.6 million compared to a source of $35.7 million in the prior year period. Accounts payable decreased in the current year as a result of merchandise replenishment during the first half of the year. In addition, the Company continued to utilize extended terms with its vendors and has maintained these extended terms throughout the current year.
•Cash provided by changes in operating leases was $18.2 million, compared to a use of $64.1 million in the prior year, driven by the Company’s deferral of rent payments due beginning in April 2020, a substantial portion of which was repaid in Fiscal 2022. See Note 18 of Item 8 for more information.
•Cash provided by deferred revenue was $27.9 million compared to $100.5 million in the prior year, primarily due to increased warranty plan sales associated with higher overall sales volume in Fiscal 2022. See Note 3 of Item 8 for further information.

Investing activities
Net cash used in investing activities in Fiscal 2023 was $545.4 million compared to $642.7 million in the prior period. Cash used in Fiscal 2023 was primarily related to the acquisition of Blue Nile for $389.9 million, net of cash acquired, and capital expenditures of $138.9 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT initiatives. In Fiscal 2022, net cash used in investing activities included $515.8 million for the acquisitions of Diamonds Direct and Rocksbox and capital expenditures of $129.6 million. See Note 4 of Item 8 for more information on all acquisitions.

Stores opened and closed in Fiscal 2023:

Store count by segment	January 29, 2022	Opened and acquired (2) (3)	Closed (2)	January 28, 2023
North America segment (1)	2,506	83	(114)	2,475
International segment (1)	348	2	(17)	333
Signet	2,854	85	(131)	2,808
(1) The net change in selling square footage for Fiscal 2023 for the North America and International segments was 0.9% and (3.7)%, respectively.
(2) Includes 23 store repositions in Fiscal 2023.
(3) Includes 23 locations acquired from Blue Nile in Fiscal 2023 as described in Note 4 of Item 8.
Financing activities
Net cash used in financing activities in Fiscal 2023 was $490.0 million, consisting of the repurchase of $376.1 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $44.4 million, and preferred and common share dividends paid of $69.5 million. See Note 8 of Item 8 for more information.
Net cash used in financing activities in Fiscal 2022 was $366.6 million, comprised primarily of $43.6 million for dividend payments on common and preferred shares and common share repurchases of $311.8 million.
Movement in Cash and Indebtedness
Cash and cash equivalents at January 28, 2023 were $1.2 billion compared to $1.4 billion as of January 29, 2022. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 24 of Item 8, on July 28, 2021, the Company entered into an agreement to amend the ABL Revolving Facility. The amendment extends the maturity of the ABL Revolving Facility to July 28, 2026 and allows the Company to increase the size of the ABL Revolving Facility by up to $600 million.

At January 28, 2023 and January 29, 2022, Signet had $147.7 million of outstanding debt, consisting entirely of the Senior Notes.

The Company had stand-by letters of credit on the ABL Revolving Facility of $18.1 million as of January 28, 2023 that reduced remaining borrowing availability. Available borrowings under the ABL Revolving Facility were $1.4 billion as of January 28, 2023.
Net cash was $1.0 billion as of January 28, 2023 compared to net cash of $1.3 billion as of January 29, 2022. Refer to the Non-GAAP Measures section above for the definition of net cash and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of January 28, 2023 and January 29, 2022, the Company was in compliance with all debt covenants.
Capital availability
Signet’s level of borrowings and cash balances fluctuates during the year reflecting the seasonality of its cash flow requirements and business performance. Management believes that cash balances and the committed borrowing facilities (including the ABL Facility described more fully in Note 24 of Item 8) currently available to the business are sufficient for both its present and near-term requirements. The following table provides a summary of these items as of January 28, 2023, January 29, 2022 and January 30, 2021:

(in millions)	January 28, 2023	January 29, 2022	January 30, 2021
Working capital (1)	$1,259.0	$1,659.7	$1,583.3
Capitalization:
Long-term debt	147.4	147.1	146.7
Redeemable Series A Convertible Preference Shares	653.8	652.1	642.3
Shareholders’ equity	1,578.6	1,564.0	1,190.3
Total capitalization	2,379.8	2,363.2	1,979.3
Additional amounts available under credit agreements	$1,406.6	$1,245.9	$1,320.8
(1) Includes cash and cash equivalents

If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of January 28, 2023, the threshold related to the fixed coverage ratio was approximately $126 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
Credit ratings
The following table provides Signet’s credit ratings as of January 28, 2023:

Rating Agency	Corporate	Senior Notes
Standard & Poor’s	BB-	BB-
Moody’s	Ba3	B2
Fitch	BB	BB
OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
Signet held $623.0 million of consignment inventory which is not recorded on the balance sheet at January 28, 2023, as compared to $533.2 million at January 29, 2022. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any, or all of, the inventory to the relevant supplier without financial or commercial penalty.
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
The North America reportable segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Customers generally pay for ESP at the store or online at the time of merchandise sale. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated patterns of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 13 years after the sale of the warranty contract. Although claims experience varies between the Company’s national banners, thereby resulting in different recognition rates, approximately 60% to 65% of revenue is recognized within the first two years on a weighted average basis. Management estimates that a 1% change in the recognition rates between years for ESP sales, based on the level of ESP plans sold in Fiscal 2023 and assuming no change in the life over which the Company is expected to fulfil its obligations under the warranty, would impact revenue recognized on current year ESA plan sales by approximately $5 million.
As noted above, the Company utilizes historical claims data to estimate the expected future patterns of claims cost and the related revenue recognition rates utilized. These claims patterns are subject to change based primarily on revisions to the Company’s ESP product offerings and changes in customer behavior over time. The Company refreshes its analysis of the claims pattern on at least an annual basis, or more often if circumstances dictate such a review is required (such as occurred as a result of the disruption from COVID-19). A significant change in either the overall claims pattern or the life over which the Company is expected to fulfil its obligation under the warranty could result in material change to revenues.
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
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually as of the beginning of the fourth reporting period, with the exception of newly acquired reporting units which are completed no later than twelve months after the date of acquisition. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value, the Company would evaluate the reporting unit or asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.
The impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows or market-based methodologies. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
The fair value methodologies used by the Company in testing goodwill and indefinite-lived intangible assets include assumptions related to sales trends, discount rates, royalty rates and other assumptions that are judgmental in nature. If future economic conditions or operating performance, such as declines in sales or increases in discount rates, are different than those projected by management in its most recent impairment tests for goodwill and indefinite-lived intangible assets, future impairment charges may be required. See Note 19 of Item 8 for further details.
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
The uncertainty of the current macroeconomic environment on to the Company’s business could continue to further negatively affect the operating performance and cash flows of the previously impaired stores or additional stores, including the impacts of inflation, continued changes in consumer behavior and shifts in discretionary spending, the inability to achieve or maintain cost savings initiatives included in the business plans, changes in real estate strategy or other macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store-level assets in future periods.
Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The Company has a valuation allowance of $19.0 million and $27.9 million, as of January 28, 2023 and January 29, 2022, respectively, due to uncertainties related to the Company’s ability to utilize certain of its deferred tax assets, primarily consisting of net operating losses, foreign tax credits and capital losses carried forward.
The annual effective tax rate is based on annual income, statutory tax rates and tax planning strategies available in the various jurisdictions in which the Company operates. The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company records a reserve for uncertain tax positions, including interest and penalties. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. See Note 11 of Item 8 for additional information regarding deferred tax assets and unrecognized tax benefits.
Leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Signet determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to cost of sales as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. Certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Certain leases provide for variable rent increases based on indexes specified within the lease agreement. The variable increases based on an index are initially measured as part of the operating lease liability using the index at the commencement date. Contingent rent and subsequent changes to variable increases based on indexes will be recognized in the variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease ROU assets and current and non-current operating lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental secured borrowing rate based on the information available at the lease commencement date, including the underlying term and currency of the lease, in measuring the present value of lease payments. Lease terms, which include the period of the lease that cannot be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and we recognize short-term lease expense for these leases on a straight-line basis over the lease term. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ASC 842, “Leases”, allows a lessee, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We have elected this practical expedient as presented in ASC 842, and do not separate non-lease components for all underlying asset classes. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
Payments arising from operating lease activity, as well as variable and short-term lease payments not included within the operating lease liability, are included as operating activities on the Company’s consolidated statement of cash flows. Expenditures made to ready an asset for its intended use (i.e. leasehold improvements) are represented within investing activities within the Company’s consolidated statements of cash flows.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The Company and certain of its subsidiaries, which are listed on Exhibit 22.1 to this Annual Report on Form 10-K, have guaranteed obligations under the Senior Notes.
The Senior Notes were issued by Signet UK Finance plc (the “Issuer”). The Senior Notes rank senior to the Preferred Shares and common shares. The Senior Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing that indebtedness. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company, as the parent entity ( the “Parent”) of the Issuer, and certain of its subsidiary guarantors (each, a “Guarantor” and collectively, the “Guarantors”).
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

	Summarized Balance Sheets
(in millions)	January 28, 2023	January 29, 2022
Total current assets	$3,225.3	$3,507.0
Total non-current assets	2,056.3	2,245.3
Total current liabilities	2,555.5	2,309.3
Total non-current liabilities	3,192.3	3,407.0
Redeemable preferred shares	653.8	652.1
Total due from Non-Guarantors (1)	425.1	311.4
Total due to Non-Guarantors (1)	1,798.3	1,666.9
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
(in millions)	Fiscal 2023	Fiscal 2022
Sales	$6,705.7	$7,188.9
Gross margin	2,786.0	3,014.9
Income before income taxes (2)	546.0	939.7
Net income (2)	490.1	827.9
(2)    Includes income from intercompany transactions with Non-Guarantors of $128.3 million for Fiscal 2023, and income of $49.8 million for Fiscal 2022. Intercompany transactions primarily include intercompany dividends and interest.
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
As a portion of the International segment’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet may enter into derivative transactions to hedge a significant portion of forecasted merchandise purchases using commodity forward purchase contracts, options, net zero premium collar arrangements, or some combination thereof. Additionally, the North America segment enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with the Company’s Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from the Company’s counterparties.
Signet has significant amounts of cash and cash equivalents invested at several financial institutions. The amount invested at each financial institution takes into account the long-term credit rating and size of the financial institution. The interest rates earned on cash and cash equivalents will fluctuate in line with short-term interest rates.

MARKET RISK MANAGEMENT POLICY
A committee of the Board is responsible for the implementation of market risk management policies within the Company’s treasury policies and guidelines framework, which are deemed to be appropriate by the Board for the management of market risk.
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
Foreign Currency Exchange Rate Risk
Approximately 90% of Signet’s total assets were held in entities whose functional currency is the US dollar at January 28, 2023 and the Company generated approximately 91% of its sales in US dollars in Fiscal 2023. Remaining assets and sales are primarily in British pounds and Canadian dollars.
In translating the results of the International segment and the Canadian subsidiary of the North America segment, Signet’s results are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Any depreciation in the value of the US dollar against the British pound or Canadian dollar could increase reported revenues and operating profit and any appreciation in the value of the US dollar against the British pound or Canadian dollar could decrease reported revenues and operating profit.
The International segment buys certain products and materials on international markets that are priced in US dollars, and therefore has an exposure to exchange rates on the cost of goods sold. Signet uses certain derivative financial instruments to hedge a portion of this exposure within treasury guidelines approved by the Board. In Fiscal 2023, approximately 32% of the International segment’s goods purchased were transacted in US dollars (Fiscal 2022: 35%).
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
Interest Rate Risk
Signet’s interest income and expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding. As of January 28, 2023, a hypothetical 100 basis point increase in interest rates would result in no additional annual interest expense since all of the Company’s variable rate debt has been repaid.
Sensitivity Analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.
Fair value gains (losses) arising from:

(in millions)	Fair Value January 28, 2023	10% depreciation of $ against £	Fair Value January 29, 2022
Foreign exchange contracts	$(0.6)	$0.1	$(1.0)

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
The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against British pound from the levels applicable at January 28, 2023 with all other variables remaining constant. There were no foreign exchange contracts outstanding in other foreign currencies as of January 28, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Signet Jewelers Limited:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the 52 week periods ended January 28, 2023 (fiscal year 2023), January 29, 2022, and January 30, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the 52 week periods ended January 28, 2023, January 29, 2022, and January 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Blue Nile, Inc. during fiscal year 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023, Blue Nile, Inc.’s internal control over financial reporting associated with 8% of total assets and 3% of total sales included in the consolidated financial statements of the Company as of and for the year ended January 28, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Blue Nile, Inc.

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

Revenue recognition related to extended service plans

As discussed in Note 3 to the consolidated financial statements, the Company recognized revenue related to the extended service plans (ESP) of $479.9 million, which included revenue related to lifetime ESP. Lifetime ESP revenue is recognized in proportion to when the expected costs will be incurred. To determine the amount of revenue to recognize, the Company estimates the deferral periods and patterns of future claims costs.

We identified the evaluation of revenue recognition related to lifetime ESP as a critical audit matter. Subjective auditor judgment was required to evaluate the estimated deferral periods and patterns of future claims costs used to recognize lifetime ESP revenue, which included assessing the historical claims trends by year of contract sale and estimates of future claims, because a change in these estimates could materially impact revenues. In addition, valuation professionals with specialized skills and knowledge were required to evaluate the Company’s models used to estimate the deferral periods and patterns of future claims costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including controls related to the development of assumptions used to estimate the deferral periods and patterns of future claims costs. We evaluated the historical claims trends used by the Company in estimating the future claims costs on a sample basis by selecting claims and tracing them back to the original proof of sale. We assessed the calculations used by the Company to determine lifetime ESP revenue recognized for consistency with the estimated deferral periods and patterns of future claim costs. We involved valuation professionals with specialized skills and knowledge, who assisted by evaluating the Company’s models used to develop the deferral periods and patterns of future claims costs by (1) developing parallel models to estimate the deferral periods and patterns of future claims costs, and (2) comparing the results to the Company’s estimated deferral periods and patterns of future claims costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Cleveland, Ohio
March 16, 2023

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)	Fiscal 2023	Fiscal 2022	Fiscal 2021	Notes
Sales	$7,842.1	$7,826.0	$5,226.9	3
Cost of sales	(4,790.0)	(4,702.0)	(3,493.0)
Restructuring charges - cost of sales	—	—	(1.4)	6
Gross margin	3,052.1	3,124.0	1,732.5
Selling, general and administrative expenses	(2,214.6)	(2,230.9)	(1,587.4)
Restructuring charges	—	3.3	(46.2)	6
Asset impairments, net	(22.7)	(1.5)	(159.0)	17
Other operating income (expense)	(209.9)	8.5	2.4	12
Operating income (loss)	604.9	903.4	(57.7)	5
Interest expense, net	(13.5)	(16.9)	(32.0)
Other non-operating expense, net	(140.2)	(2.1)	—	12
Income (loss) before income taxes	451.2	884.4	(89.7)
Income taxes	(74.5)	(114.5)	74.5	11
Net income (loss)	376.7	769.9	(15.2)
Dividends on redeemable convertible preferred shares	(34.5)	(34.5)	(33.5)	8
Net income (loss) attributable to common shareholders	$342.2	$735.4	$(48.7)

Earnings (loss) per common share:
Basic	$7.34	$14.01	$(0.94)	9
Diluted	$6.64	$12.22	$(0.94)	9
Weighted average common shares outstanding:
Basic	46.6	52.5	52.0	9
Diluted	56.7	63.0	52.0	9
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal 2023			Fiscal 2022			Fiscal 2021
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$376.7			$769.9			$(15.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(24.1)	$—	$(24.1)	$(5.4)	$—	$(5.4)	$11.2	$—	$11.2
Available-for-sale securities:
Unrealized (loss) gain	(0.4)	—	(0.4)	(0.3)	—	(0.3)	0.2	—	0.2
Cash flow hedges:
Unrealized gain (loss)	1.8	(0.3)	1.5	0.6	—	0.6	(1.0)	0.2	(0.8)
Reclassification adjustment for (gains) losses to earnings	(1.7)	0.3	(1.4)	1.0	(0.3)	0.7	(16.8)	4.2	(12.6)
Pension plan:
Actuarial (loss) gain	(0.5)	0.1	(0.4)	(71.4)	13.5	(57.9)	5.4	(1.0)	4.4
Reclassification adjustment for amortization of actuarial losses to earnings	3.5	(0.7)	2.8	2.1	(0.3)	1.8	1.0	(0.2)	0.8
Reclassification adjustment for amortization of net prior service costs to earnings	0.3	—	0.3	0.1	—	0.1	0.1	—	0.1
Reclassification adjustment for pension settlement loss to earnings	133.7	(25.3)	108.4	—	—	—	—	—	—
Total other comprehensive income (loss)	$112.6	$(25.9)	$86.7	$(73.3)	$12.9	$(60.4)	$0.1	$3.2	$3.3
Total comprehensive income (loss)			$463.4			$709.5			$(11.9)

The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amount)	January 28, 2023	January 29, 2022	Notes
Assets
Current assets:
Cash and cash equivalents	$1,166.8	$1,418.3	1
Accounts receivable	14.5	19.9	14
Other current assets	165.9	208.6
Income taxes	9.6	23.2
Inventories	2,150.3	2,060.4	15
Total current assets	3,507.1	3,730.4
Non-current assets:
Property, plant and equipment, net	586.5	575.9	16
Operating lease right-of-use assets	1,049.3	1,206.6	18
Goodwill	751.7	484.6	19
Intangible assets, net	407.4	314.2	19
Other assets	281.7	226.1
Deferred tax assets	36.7	37.3	11
Total assets	$6,620.4	$6,575.1
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Accounts payable	$879.0	$899.8
Accrued expenses and other current liabilities	638.7	501.6	25
Deferred revenue	369.5	341.3	3
Operating lease liabilities	288.2	300.0	18
Income taxes	72.7	28.0
Total current liabilities	2,248.1	2,070.7
Non-current liabilities:
Long-term debt	147.4	147.1	24
Operating lease liabilities	894.7	1,005.1	18
Other liabilities	100.1	117.6	26
Deferred revenue	880.1	857.6	3
Deferred tax liabilities	117.6	160.9	11
Total liabilities	4,388.0	4,359.0
Commitments and contingencies			28
Redeemable Series A Convertible Preference Shares $0.01 par value: 500 shares authorized, 0.625 shares outstanding	653.8	652.1	7
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 44.9 shares outstanding (2022: 49.9 shares outstanding)	12.6	12.6	8
Additional paid-in capital	259.7	231.2
Other reserves	0.4	0.4
Treasury shares at cost: 25.1 shares (2022: 20.1 shares)	(1,574.7)	(1,206.7)	8
Retained earnings	3,144.8	2,877.4
Accumulated other comprehensive loss	(264.2)	(350.9)	10
Total shareholders’ equity	1,578.6	1,564.0
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,620.4	$6,575.1
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating activities
Net income (loss)	$376.7	$769.9	$(15.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164.5	163.5	176.0
Amortization of unfavorable contracts	(1.8)	(3.3)	(5.4)
Share-based compensation	42.0	45.8	14.5
Deferred taxation	(99.3)	0.1	141.8
Asset impairments	22.7	1.5	159.0
Restructuring charges	—	—	14.7
Net loss on extinguishment of debt	—	—	0.4
Pension settlement loss	133.7	—	—
Other non-cash movements	7.2	4.8	0.3
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	5.5	12.4	(50.1)
Proceeds from sale of in-house finance receivables	—	81.3	—
Decrease (increase) in other assets and other receivables	10.6	(39.9)	181.9
(Increase) decrease in inventories	(16.5)	198.3	308.0
(Decrease) increase in accounts payable	(101.6)	35.7	577.8
Increase (decrease) in accrued expenses and other liabilities	120.0	(30.1)	(185.8)
Change in operating lease assets and liabilities	18.2	(64.1)	31.2
Increase in deferred revenue	27.9	100.5	73.1
Changes in income tax receivable and payable	98.5	(6.7)	(45.5)
Pension plan contributions	(10.4)	(12.4)	(4.4)
Net cash provided by operating activities	797.9	1,257.3	1,372.3
Investing activities
Purchase of property, plant and equipment	(138.9)	(129.6)	(83.0)
Acquisitions, net of cash acquired	(391.8)	(515.8)	—
Other investing activities, net	(14.7)	2.7	5.2
Net cash used in investing activities	(545.4)	(642.7)	(77.8)
Financing activities
Dividends paid on common shares	(36.6)	(19.0)	(19.4)
Dividends paid on redeemable convertible preferred shares	(32.9)	(24.6)	(7.8)
Repurchase of common shares	(376.1)	(311.8)	—
Repayments of term loans	—	—	(100.0)
Proceeds from revolving credit facilities	—	—	900.0
Repayments of revolving credit facilities	—	—	(1,170.0)
Payment of debt issuance costs	—	(3.9)	—
Decrease of bank overdrafts	—	—	(87.4)
Other financing activities, net	(44.4)	(7.3)	(14.0)
Net cash used in financing activities	(490.0)	(366.6)	(498.6)
Cash and cash equivalents at beginning of period	1,418.3	1,172.5	374.5
(Decrease) increase in cash and cash equivalents	(237.5)	248.0	795.9
Effect of exchange rate changes on cash and cash equivalents	(14.0)	(2.2)	2.1
Cash and cash equivalents at end of period	$1,166.8	$1,418.3	$1,172.5
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at February 1, 2020	$12.6	$245.4	$0.4	$(984.9)	$2,242.9	$(293.8)	$1,222.6
Net loss	—	—	—	—	(15.2)	—	(15.2)
Other comprehensive income	—	—	—	—	—	3.3	3.3
Dividends on redeemable convertible preferred shares	—	—	—	—	(33.5)	—	(33.5)
Net settlement of equity based awards	—	(1.1)	—	4.7	(5.0)	—	(1.4)
Share-based compensation expense	—	14.5	—	—	—	—	14.5
Balance at January 30, 2021	$12.6	$258.8	$0.4	$(980.2)	$2,189.2	$(290.5)	$1,190.3
Net income	—	—	—	—	769.9	—	769.9
Other comprehensive loss	—	—	—	—	—	(60.4)	(60.4)
Dividends on common shares	—	—	—	—	(28.0)	—	(28.0)
Dividends on redeemable convertible preferred shares	—	—	—	—	(34.5)	—	(34.5)
Repurchase of common shares	—	(50.0)	—	(261.8)	—	—	(311.8)
Net settlement of equity based awards	—	(23.4)	—	35.3	(19.2)	—	(7.3)
Share-based compensation expense	—	45.8	—	—	—	—	45.8
Balance at January 29, 2022	$12.6	$231.2	$0.4	$(1,206.7)	$2,877.4	$(350.9)	$1,564.0
Net income	—	—	—	—	376.7	—	376.7
Other comprehensive income	—	—	—	—	—	86.7	86.7
Dividends on common shares	—	—	—	—	(36.7)	—	(36.7)
Dividends on redeemable convertible preferred shares	—	—	—	—	(34.5)	—	(34.5)
Repurchase of common shares	—	50.0	—	(426.1)	—	—	(376.1)
Net settlement of equity based awards	—	(63.5)	—	58.1	(38.1)	—	(43.5)
Share-based compensation expense	—	42.0	—	—	—	—	42.0
Balance at January 28, 2023	$12.6	$259.7	$0.4	$(1,574.7)	$3,144.8	$(264.2)	$1,578.6

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
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales, as well as for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
The following accounting policies have been applied consistently in the preparation of the Company’s consolidated financial statements:
(a) Basis of preparation
The consolidated financial statements of Signet are prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) and include the results for the 52 week period ended January 28, 2023 (“Fiscal 2023”), as Signet’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 52 week period ended January 29, 2022 (“Fiscal 2022”) and the 52 week period ended January 30, 2021 (“Fiscal 2021”). Intercompany transactions and balances have been eliminated in consolidation. Signet has reclassified certain prior year amounts to conform to the current year presentation. There are no material related party transactions.
(b) Risks and uncertainties
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
While COVID-19 has not directly impacted the Company’s operations in Fiscal 2023, challenging overall market conditions exist from the direct and indirect macroeconomic effects of the pandemic on inflation, the global supply chain, changes in customer behavior and shifts in discretionary spending. The Company will continue to evaluate the impact of these and other macroeconomic factors on its business, results of operations and cash flows throughout Fiscal 2024, including the potential impacts on various estimates and assumptions inherent in the preparation of the consolidated financial statements.
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
(d) Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International reportable segment and Canada as part of the North America reportable segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within other operating income (expense) in the consolidated statements of operations.
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
See Note 3 for additional discussion of the Company’s revenue recognition policies.
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
Compensation and benefits costs included within cost of sales and selling, general and administrative expenses totaled $1,430.3 million in Fiscal 2023 (Fiscal 2022: $1,447.7 million; Fiscal 2021: $996.1 million).
(g) Store opening costs
The opening costs of new locations are expensed as incurred and included within selling, general and administrative expenses.
(h) Advertising and promotional costs
Advertising and promotional costs are expensed within selling, general and administrative expenses. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogs and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $555.6 million in Fiscal 2023 (Fiscal 2022: $527.0 million; Fiscal 2021: $343.0 million).
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

The following table summarizes the details of the Company’s cash and cash equivalents:

(in millions)	January 28, 2023	January 29, 2022
Cash and cash equivalents held in money markets and other accounts	$1,115.2	$1,362.4
Cash equivalents from third-party credit card issuers	50.2	54.4
Cash on hand	1.4	1.5
Total cash and cash equivalents	$1,166.8	$1,418.3

The Company’s supplemental cash flow information was as follows:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Non-cash investing activities:
Capital expenditures in accounts payable	$14.9	$6.2	$1.2
Supplemental cash flow information:
Interest paid	11.7	14.8	30.5
Income tax paid (refunded), net (1)	74.6	120.7	(176.0)
(1)    Includes $53.8 million and $183.4 million refunded under the CARES Act in Fiscal 2023 and Fiscal 2021, respectively. See Note 11 for further details.
(k) Inventories
Inventories are primarily held for resale and are valued at the lower of cost or net realizable value. Cost is determined using weighted-average cost, on a first-in first-out basis, for all inventories except for certain loose diamond inventories (including those held in the Company’s diamond sourcing operations) where cost is determined using specific identification. Cost includes charges directly related to bringing inventory to its present location and condition. Such charges would include warehousing, security, distribution and certain buying costs. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory reserves are recorded for obsolete, slow moving or defective items and shrinkage. Inventory reserves for obsolete, slow moving or defective items are calculated as the difference between the cost of inventory and its estimated net realizable value based on targeted inventory turn rates, future demand, management strategy and market conditions. Due to inventories primarily consisting of precious stones and metals including gold, the age of inventories has a limited impact on the estimated net realizable value. Inventory reserves for shrinkage are estimated and recorded based on historical physical inventory results, expectations of inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations and distribution centers.
See Note 15 for additional discussion of the Company’s inventories.
(l) Vendor contributions
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
(m) Property, plant and equipment
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
Computer software purchased or developed for internal use is stated at cost less accumulated amortization. Signet’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, Signet also capitalizes certain payroll and payroll-related costs for employees directly associated with internal use computer projects. Amortization is recorded on a straight-line basis over periods from three to seven years.
Capitalized amounts for cloud computing arrangements accounted for as service contracts are included in other assets in the consolidated balance sheets. These costs primarily consist of payroll and payroll-related costs for employees directly associated with the implementation of cloud computing projects, consulting fees, and development fees. Amortization of these costs is recorded on a straight-line basis over the life of the service contract, ranging from two to four years. The carrying amount of these assets as of January 28, 2023 was $127.8 million (January 29, 2022: $80.7 million).
See Note 16 for additional discussion of the Company’s property, plant and equipment, and Note 17 for the Company’s policy for long-lived asset impairment.
(n) Goodwill and intangibles
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
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually as of the beginning of the fourth reporting period, with the exception of newly acquired reporting units which are completed no later than twelve months after the date of acquisition. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value, the Company would evaluate the reporting unit or asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.
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
(o) Derivatives and hedge accounting
The Company may enter into various types of derivative instruments to mitigate certain risk exposures related to changes in commodity costs and foreign exchange rates. Derivative instruments are recorded in the consolidated balance sheets at fair value, as either assets or liabilities, with an offset to net income or other comprehensive income (“OCI”), depending on whether the derivative qualifies as an effective hedge.
If a derivative instrument meets certain hedge criteria, the Company designates the derivative as a cash flow hedge within the fiscal quarter it is entered into. For effective cash flow hedge transactions, the changes in fair value of the derivative instruments are recognized in equity as a component of AOCI and are recognized in the consolidated statements of operations in the same period(s) and on the same financial statement line in which the hedged item affects net income. Gains and losses on derivatives that do not qualify for hedge accounting are recognized immediately in other operating income (loss).
In the normal course of business, the Company may terminate cash flow hedges prior to the occurrence of the underlying forecasted transaction. For cash flow hedges terminated prior to the occurrence of the underlying forecasted transaction, management monitors the probability of the associated forecasted cash flow transactions to assess whether any gain or loss recorded in AOCI should be immediately recognized in net income (loss). Cash flows from derivative contracts are included in net cash provided by operating activities.
See Note 21 for additional discussion of the Company’s derivatives and hedge activities.
(p) Employee benefits
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

(q) Debt issuance costs
Borrowings include primarily interest-bearing bank loans and bank overdrafts. Direct debt issuance costs on borrowings are capitalized and amortized into interest expense over the contractual term of the related loan.
See Note 24 for additional discussion of the Company’s debt issuance costs.
(r) Share-based compensation
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
Signet estimates the fair value of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) using the share price of Signet’s common stock reduced by a discount factor representing the present value of dividends that will not be received during the term of the awards. Signet estimates the fair value of time-based restricted shares (“RSAs”) and common stock awards at the share price of Signet’s common stock as of the grant award date. Signet estimates the fair value of stock options using a Black-Scholes model for awards granted under the Omnibus Plan and the binomial valuation model for awards granted under the Share Saving Plans. Deferred tax assets for awards that result in deductions on the income tax returns of subsidiaries are recorded by Signet based on the amount of compensation cost recognized and the subsidiaries’ statutory tax rate in the jurisdiction in which it will receive a deduction.
Share-based compensation is primarily recorded in selling, general and administrative expenses in the consolidated statements of operations, consistent with the relevant salary cost.
See Note 27 for additional discussion of the Company’s share-based compensation plans.
(s) Contingent liabilities
Provisions for contingent liabilities are recorded for probable losses when management is able to reasonably estimate the loss or range of loss. When it is reasonably possible that a contingent liability may result in a loss or additional loss, the range of the potential loss is disclosed.
See Note 28 for additional discussion of the Company’s contingencies.
(t) Dividends
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
New accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during Fiscal 2023 that have had a material impact on the Company’s consolidated financial position or results of operations.
New accounting pronouncements issued but not yet adopted
There are no new accounting pronouncements issued that are expected to have a material impact on the Company’s consolidated financial position or results of operations in future periods.

3. Revenue recognition
The following tables provide the Company’s total sales, disaggregated by banner, for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	Fiscal 2023
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,804.2	$—	$—	$2,804.2
Zales	1,445.0	—	—	1,445.0
Jared	1,313.5	—	—	1,313.5
Digital banners (1) (2)	571.8	—	—	571.8
Diamonds Direct	467.1	—	—	467.1
Banter by Piercing Pagoda	417.9	—	—	417.9
Peoples	209.1	—	—	209.1
International segment banners	—	470.1	—	470.1
Other (4)	60.9	—	82.5	143.4
Total sales	$7,289.5	$470.1	$82.5	$7,842.1

	Fiscal 2022
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,985.8	$—	$—	$2,985.8
Zales	1,624.8	—	—	1,624.8
Jared	1,326.3	—	—	1,326.3
Digital banners (1)	422.8	—	—	422.8
Diamonds Direct (3)	132.5	—	—	132.5
Banter by Piercing Pagoda	553.4	—	—	553.4
Peoples	206.2	—	—	206.2
International segment banners	—	492.4	—	492.4
Other (4)	13.0	—	68.8	81.8
Total sales	$7,264.8	$492.4	$68.8	$7,826.0

	Fiscal 2021
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,008.6	$—	$—	$2,008.6
Zales	1,121.6	—	—	1,121.6
Jared	920.9	—	—	920.9
Digital banners (1)	301.4	—	—	301.4
Banter by Piercing Pagoda	337.5	—	—	337.5
Peoples	150.9	—	—	150.9
International segment banners	—	355.9	—	355.9
Other (4)	—	—	30.1	30.1
Total sales	$4,840.9	$355.9	$30.1	$5,226.9
(1)     Includes sales from the Company’s digital banners James Allen and Blue Nile.
(2)    Includes Blue Nile sales since the date of acquisition on August 19, 2022. See Note 4 for further details.
(3)    Includes Diamonds Direct sales since the date of acquisition on November 17, 2021. See Note 4 for further details.
(4)    Other primarily includes sales from Signet’s diamond sourcing initiative, loose diamonds and Rocksbox.

The following tables provide the Company’s total sales, disaggregated by major product, for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	Fiscal 2023
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$3,230.8	$204.8	$—	$3,435.6
Fashion	2,965.3	86.2	—	3,051.5
Watches	232.6	152.9	—	385.5
Services (1)	680.4	26.2	—	706.6
Other (2)	180.4	—	82.5	262.9
Total sales	$7,289.5	$470.1	$82.5	$7,842.1

	Fiscal 2022
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$3,087.6	$222.8	$—	$3,310.4
Fashion	3,130.1	92.7	—	3,222.8
Watches	241.8	157.8	—	399.6
Services (1)	626.2	19.1	—	645.3
Other (2)	179.1	—	68.8	247.9
Total sales	$7,264.8	$492.4	$68.8	$7,826.0

	Fiscal 2021
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,140.5	$166.4	$—	$2,306.9
Fashion	1,987.9	69.2	—	2,057.1
Watches	145.6	108.5	—	254.1
Services (1)	374.5	11.8	—	386.3
Other (2)	192.4	—	30.1	222.5
Total sales	$4,840.9	$355.9	$30.1	$5,226.9
(1)     Services primarily includes sales from service plans, repairs and subscriptions.
(2)     Other primarily includes sales from Signet’s diamond sourcing initiative and other miscellaneous non-jewelry sales.

The following tables provide the Company’s total sales, disaggregated by channel, for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	Fiscal 2023
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,728.5	$386.0	$—	$6,114.5
eCommerce	1,515.3	84.1	—	1,599.4
Other (1)	45.7	—	82.5	128.2
Total sales	$7,289.5	$470.1	$82.5	$7,842.1

	Fiscal 2022
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,867.9	$377.7	$—	$6,245.6
eCommerce	1,396.9	114.7	—	1,511.6
Other (1)	—	—	68.8	68.8
Total sales	$7,264.8	$492.4	$68.8	$7,826.0

	Fiscal 2021
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$3,772.9	$238.9	$—	$4,011.8
eCommerce	1,068.0	117.0	—	1,185.0
Other (1)	—	—	30.1	30.1
Total sales	$4,840.9	$355.9	$30.1	$5,226.9
(1) Includes sales from Signet’s diamond sourcing initiative and loose diamonds.
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

Extended service plans (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in historical claims to assess whether changes are required to the revenue and cost recognition rates utilized. The Company refreshes its analysis of the claims patterns on at least an annual basis, or more often if circumstances dictate such a review is required (such as occurred as a result of the disruption from COVID-19). A significant change in either the overall claims pattern or the life over which the Company is expected to fulfill its obligations under the warranty, could result in material change to revenues. These changes have not had a material impact on revenue during Fiscal 2023, Fiscal 2022 or Fiscal 2021.

The North America reportable segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Customers generally pay for ESP at the store or online at the time of merchandise sale. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated patterns of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 13 years after the sale of the warranty contract. Although claims experience varies between the Company’s national banners, thereby resulting in different recognition rates, approximately 60% to 65% of revenue is recognized within the first two years on a weighted average basis.
Signet also sells warranty agreements in the capacity of an agent on behalf of a third-party. The commission that Signet receives from the third-party is recognized at the time of sale less an estimate of cancellations based on historical experience.
Deferred selling costs
All direct costs associated with the sale of the ESP plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the consolidated statements of operations. Amortization of deferred ESP selling costs was $43.7 million, $41.7 million and $26.3 million in Fiscal 2023, and Fiscal 2022 and Fiscal 2021, respectively.
Unamortized deferred selling costs as of Fiscal 2023 and Fiscal 2022 were as follows:

(in millions)	January 28, 2023	January 29, 2022
Other current assets	$29.2	$28.4
Other assets	85.4	87.8
Total deferred selling costs	$114.6	$116.2
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

Deferred revenue
Deferred revenue consists primarily of ESP and other deferred revenue as follows:

(in millions)	January 28, 2023	January 29, 2022
ESP deferred revenue	$1,159.5	$1,116.5
Other deferred revenue (1)	90.1	82.4
Total deferred revenue	$1,249.6	$1,198.9

Disclosed as:
Current liabilities	$369.5	$341.3
Non-current liabilities	880.1	857.6
Total deferred revenue	$1,249.6	$1,198.9
(1) Other deferred revenue includes primarily revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

(in millions)	Fiscal 2023	Fiscal 2022
ESP deferred revenue, beginning of period	$1,116.5	$1,028.9
Plans sold (1)	522.9	528.9
Revenue recognized (2)	(479.9)	(441.3)
ESP deferred revenue, end of period	$1,159.5	$1,116.5
(1) Includes impact of foreign exchange translation.
(2)    During Fiscal 2023 and Fiscal 2022, the Company recognized sales of approximately $269.3 million and $244.1 million, respectively, related to deferred revenue that existed at the beginning of the year in respect to ESP.

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

Diamonds Direct

On November 17, 2021, the Company acquired all of the outstanding shares of Diamonds Direct USA Inc. (“Diamonds Direct”) for cash consideration of $503.1 million, net of cash acquired of $14.2 million, and including the final additional payment of $1.9 million made in the first quarter of Fiscal 2023. Diamonds Direct is an off-mall, destination jeweler in the US, with a highly productive, efficient operating model with demonstrated growth and profitability which immediately contributed to Signet’s Inspiring Brilliance strategy to accelerate growth and expand the Company’s market in accessible luxury and bridal. Diamonds Direct’s strong value proposition, extensive bridal offering and customer-centric, high-touch shopping experience is a destination for young, luxury-oriented bridal shoppers.

The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined by management using a combination of income and cost approaches, including the relief from royalty method and replacement cost method.

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

Blue Nile

On August 19, 2022, the Company acquired all of the outstanding shares of Blue Nile, Inc. (“Blue Nile”), subject to the terms of a stock purchase agreement entered into on August 5, 2022. The total cash consideration was $389.9 million, net of cash acquired of $16.6 million, including purchase price adjustments for working capital. In connection with the acquisition, the Company incurred $4.2 million of acquisition-related costs during Fiscal 2023, which were recorded as selling, general and administrative expenses in the consolidated statements of operations.

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

The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined by management using a combination of income and cost approaches, including the relief from royalty method and replacement cost method. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets and liabilities acquired are fully evaluated by the Company.

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from Blue Nile at the date of acquisition:

(in millions)
Inventories	$86.4
Property, plant and equipment	33.1
Operating lease right-of-use assets	39.1
Intangible assets	96.0
Other assets	20.1
Identifiable assets acquired	274.7

Accounts payable	73.2
Deferred revenue	14.2
Operating lease liabilities	38.5
Other liabilities	16.9
Liabilities assumed	142.8
Identifiable net assets acquired	131.9
Goodwill	258.0
Net assets acquired	$389.9

The Company recorded acquired intangible assets of $96.0 million, consisting entirely of an indefinite-lived trade name. In addition, the Company acquired federal net operating loss and other carryforwards of approximately $85 million and $71 million, respectively. Such amounts are subject to certain limitations under Section 382 of the Internal Revenue Code, and generally do not expire. Refer to Note 11 for further information on the Company’s deferred taxes, including these carryforwards.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Blue Nile acquisition is primarily the result of expected synergies resulting from combining the merchandising and sourcing activities of the Company’s digital banners, as well as efficiencies in marketing and other aspects of the combined operations. The Company allocated goodwill to its North America reportable segment. None of the goodwill associated with this transaction is deductible for income tax purposes.

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
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations, as well as online, principally as Kay (Kay Jewelers and Kay Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared The Galleria Of Jewelry and Jared Vault), Diamonds Direct, Banter by Piercing Pagoda, Rocksbox, and digital banners, James Allen and Blue Nile. Its Canadian stores operate as Peoples Jewellers.
The International reportable segment operates stores in the UK, Republic of Ireland and Channel Islands, as well as online. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally as H.Samuel and Ernest Jones.
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Sales:
North America segment (1)	$7,289.5	$7,264.8	$4,840.9
International segment	470.1	492.4	355.9
Other segment	82.5	68.8	30.1
Total sales	$7,842.1	$7,826.0	$5,226.9

Operating income (loss):
North America segment (2)	$673.2	$981.4	$57.9
International segment (3)	(0.2)	14.4	(43.3)
Other segment (4)	2.4	(0.2)	(0.3)
Corporate and unallocated expenses (5)	(70.5)	(92.2)	(72.0)
Total operating income (loss)	604.9	903.4	(57.7)
Interest expense, net	(13.5)	(16.9)	(32.0)
Other non-operating expense, net	(140.2)	(2.1)	—
Income (loss) before income taxes	$451.2	$884.4	$(89.7)

Depreciation and amortization:
North America segment	$153.8	$149.2	$163.7
International segment	10.3	14.0	12.0
Other segment	0.4	0.3	0.3
Total depreciation and amortization	$164.5	$163.5	$176.0

Capital additions:
North America segment	$127.6	$112.6	$79.0
International segment	10.9	16.6	4.0
Other segment	0.4	0.4	—
Total capital additions	$138.9	$129.6	$83.0
(1)        Includes sales of $209.1 million, $206.2 million and $150.9 million generated by Canadian operations in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.
(2)    Fiscal 2023 includes: 1) $13.4 million of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct and Blue Nile acquisitions; 2) $14.7 million of acquisition and integration-related expenses in connection with the Blue Nile acquisition, primarily related to professional fees and severance costs; 3) $203.8 million related to pre-tax litigation charges; and 4) net asset impairment charges of $20.0 million.
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
See Note 4, Note 6, Note 13, Note 17, Note 19 and Note 28 for additional information.
(3)    Fiscal 2023 includes net asset impairment charges of $2.7 million.
Fiscal 2022 includes net asset impairment gains of $0.5 million.
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
See Note 6 for additional information.
(5)    Fiscal 2022 includes: 1) a charge of $1.7 million related to the settlement of previously disclosed shareholder litigation matters; and 2) $2.3 million credit to restructuring expense primarily related to adjustments to previously recognized restructuring liabilities.
Fiscal 2021 includes: 1) a charge of $7.5 million related to the settlement of previously disclosed shareholder litigation matters, net of expected insurance proceeds; and 2) $0.5 million related to charges recorded in conjunction with the Company’s restructuring activities.
See Note 6 and Note 28 for additional information.

(in millions)	January 28, 2023	January 29, 2022
Total assets:
North America segment	$5,901.5	$5,540.1
International segment	405.9	438.2
Other segment	122.3	81.2
Corporate and unallocated	190.7	515.6
Total assets	$6,620.4	$6,575.1

Total long-lived assets (1):
North America segment	$1,702.5	$1,328.4
International segment	40.2	43.4
Other segment	2.9	2.9
Total long-lived assets	$1,745.6	$1,374.7
(1)        Includes property, plant and equipment; goodwill; and other intangible assets.
6. Restructuring Plans
Signet Path to Brilliance Plan
During the first quarter of Fiscal 2019, Signet launched a three-year comprehensive transformation plan, the Signet Path to Brilliance plan (the “Plan”) to reposition the Company to be the OmniChannel jewelry category leader. Restructuring activities related to the Plan were substantially completed in Fiscal 2021. There were no restructuring expenses related to the Plan in Fiscal 2023, and there are no significant accruals remaining as of January 28, 2023.
The composition of restructuring charges the Company incurred during Fiscal 2022 and Fiscal 2021, as well as the cumulative amount incurred since Plan inception in Fiscal 2019, were as follows:

(in millions)	Statement of operations location	Fiscal 2022	Fiscal 2021	Cumulative amount
Inventory charges	Restructuring charges - cost of sales	$—	$1.4	$72.8
Termination benefits	Restructuring charges	(1.1)	24.1	48.8
Store closure and other costs	Restructuring charges	(2.2)	22.1	127.7
Total Signet Path to Brilliance Plan expenses		$(3.3)	$47.6	$249.3
7. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 redeemable Series A Convertible Preference Shares (“Preferred Shares”) to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Investors”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. The Company's Preferred Shares are classified as temporary equity within the consolidated balance sheets.
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the preferred shares carrying value, and are accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, November 2024. Accumulated accretion relating to these fees of $10.7 million was recorded in the consolidated balance sheet as of January 28, 2023 (January 29, 2022: $9.0 million).

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
Conversion features: Preferred shares are convertible at the option of the holders at any time into common shares at the then applicable conversion rate. The conversion rate is subject to certain anti-dilution and other adjustments, including stock split/reverse stock split transactions, regular dividends declared on common shares, share repurchases (excluding amounts through open market transactions or accelerated share repurchases) and issuances of common shares or other securities convertible into common shares. The initial issuance did not include a beneficial conversion feature as the conversion price used to set the conversion ratio at the time of issuance was greater than the Company’s common stock price.
At any time on or after October 5, 2018, all or a portion of outstanding preferred shares are convertible at the option of the Company if the closing price of common shares exceeds 175% of the then applicable conversion price for at least 20 consecutive trading days.
The following table presents certain conversion measures as of January 28, 2023 and January 29, 2022:

(in millions, except conversion rate and conversion price)	January 28, 2023	January 29, 2022
Conversion rate	12.3939	12.2297
Conversion price	$80.6849	$81.7682
Potential impact of preferred shares if-converted to common shares	8.1	8.0
Liquidation preference (1)	$665.1	$665.1
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
Signet’s common shares have a par value of 18 cents (“Common Shares”). There have been no issuances of common shares in Fiscal 2023, Fiscal 2022, or Fiscal 2021.
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
On August 23, 2021, the Board authorized a reinstatement of repurchases under the 2017 Share Repurchase Program (the “2017 Program”). During Fiscal 2022, the Board also authorized an increase in the remaining amount of shares authorized for repurchase under the 2017 Program by $559.4 million, bringing the total authorization to $1.2 billion as of January 29, 2022. In June 2022, the Board authorized an additional increase of the 2017 Program by $500 million, bringing the total authorization to $1.7 billion. Since the inception of the 2017 Program, the Company has repurchased approximately $1.2 billion of shares, with an additional $537.3 million of shares authorized for repurchase remaining as of January 28, 2023. Subsequent to year-end, the Board approved a further $263 million increase to the multi-year authorization under the 2017 Program bringing the total remaining authorization to approximately $775 million (net of approximately $25 million of share repurchases made in the first quarter of Fiscal 2024 through March 15, 2023).
On January 21, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase the Company’s common shares for an aggregate amount of $250 million. On January 24, 2022, the Company made a prepayment of $250 million and took delivery of 2.5 million shares based on a price of $80 per share, which was 80% of the total prepayment amount. On March 14, 2022, the Company received an additional 0.8 million shares, representing the remaining 20% of the total prepayment and final settlement of the ASR. The number of shares received at final settlement was based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR.
The ASR was accounted for as a purchase of common shares and a forward purchase contract. The Company reflected shares delivered as treasury shares as of the date the shares were physically delivered in computing the weighted average common shares outstanding for both basic and diluted earnings per share. The forward stock purchase contract was determined to be indexed to the Company’s own stock, met all of the applicable criteria for equity classification and was reflected as additional paid in capital as of January 29, 2022.
The share repurchase activity is outlined in the table below:

	Fiscal 2023			Fiscal 2022			Fiscal 2021
(in millions, expect per share amounts)	Shares repurchased	Amount repurchased (1) (2)	Average repurchase price per share (2)	Shares repurchased	Amount repurchased	Average repurchase price per share	Shares repurchased	Amount repurchased	Average repurchase price per share
2017 Program	6.1	$426.1	$70.06	3.2	$261.8	$81.16	—	$—	$0.00
(1)    The amounts repurchased in Fiscal 2023 includes $50 million related to the forward purchase contract in the ASR which was pre-paid in Fiscal 2022.
(2)    Includes amounts paid for commissions.
Shares were reissued in the amounts of 5.0 million, 2.5 million and 0.0 million, net of taxes and forfeitures, in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively, to satisfy awards outstanding under existing share-based compensation plans. During Fiscal 2023 and Fiscal 2022, there were no retirements of common shares previously held as treasury shares in the consolidated balance sheets.

Dividends on common shares
As a result of COVID-19, Signet’s Board elected to temporarily suspend the dividend program on common shares, effective in the first quarter of Fiscal 2021. The Board elected to reinstate the dividend program on common shares beginning in the second quarter of Fiscal 2022.

	Fiscal 2023		Fiscal 2022		Fiscal 2021
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.20	9.3	—	—	$—	—
Second quarter	0.20	9.2	0.18	9.5	—	—
Third quarter	0.20	9.2	0.18	9.5	—	—
Fourth quarter (1)	0.20	9.0	0.18	9.0	—	—
Total	$0.80	$36.7	$0.54	$28.0	$—	$—
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of January 28, 2023 and January 29, 2022, there was $9.0 million and $9.0 million recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2023 and Fiscal 2022, respectively.
.
Dividends on preferred shares

	Fiscal 2023	Fiscal 2022	Fiscal 2021
(in millions)	Total dividends	Total dividends	Total dividends
First quarter	$8.2	$8.2	$7.8
Second quarter	8.2	8.2	7.9
Third quarter	8.2	8.3	8.0
Fourth quarter (1)	8.2	8.2	8.1
Total	$32.8	$32.9	$31.8
(1)    Signet’s dividend policy results in the preferred share dividend payment date being a quarter in arrears from the declaration date. As a result, as of January 28, 2023 and January 29, 2022, $8.2 million and $8.2 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the dividends on preferred shares declared for the fourth quarter of Fiscal 2023 and Fiscal 2022. Fiscal 2021 dividends were paid “in-kind.”
There were no cumulative undeclared dividends on the preferred shares that reduced net income attributable to common shareholders during Fiscal 2023 and Fiscal 2022. In addition, deemed dividends of $1.7 million related to accretion of issuance costs associated with the preferred shares were recognized in Fiscal 2023, Fiscal 2022 and Fiscal 2021.
9. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Numerator:
Net income (loss) attributable to common shareholders	$342.2	$735.4	$(48.7)
Denominator:
Weighted average common shares outstanding	46.6	52.5	52.0
EPS – basic	$7.34	$14.01	$(0.94)

The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including RSAs, RSUs, PSUs, and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of performance share units represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period and is based on the actual achievement of performance metrics through the end of the current period. The dilutive effect of preferred shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which preferred shares are dilutive, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net income (loss) attributable to common shareholders. See Note 7 for additional discussion of the Company’s preferred shares.
The computation of diluted EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Numerator:
Net income (loss) attributable to common shareholders	$342.2	$735.4	$(48.7)
Add: Dividends on preferred shares	34.5	34.5	—
Numerator for diluted EPS	$376.7	$769.9	$(48.7)

Denominator:
Weighted average common shares outstanding	46.6	52.5	52.0
Plus: Dilutive effect of share awards (1)	2.0	2.5	—
Plus: Dilutive effect of preferred shares	8.1	8.0	—
Diluted weighted average common shares outstanding	56.7	63.0	52.0

EPS – diluted	$6.64	$12.22	$(0.94)
(1)    For Fiscal 2023 and Fiscal 2022, the estimated dilutive effect of share awards includes 0.9 million and 2.0 million of contingently issuable PSUs, respectively. No such contingently issuable PSUs were included in the dilutive effect for Fiscal 2021.
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be anti-dilutive.

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Share awards	—	—	1.8
Potential impact of preferred shares	—	—	7.8
Potential impact of accelerated share repurchase	—	0.6	—
Total anti-dilutive shares	—	0.6	9.6
10. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gain (losses) on available-for-sale securities	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive income (loss)
Balance at February 1, 2020	$(250.1)	$0.3	$12.5	$(52.4)	$(4.1)	$(293.8)
OCI before reclassifications	11.2	0.2	(0.8)	4.4	—	15.0
Amounts reclassified from AOCI to earnings	—	—	(12.6)	0.8	0.1	(11.7)
Net current period OCI	11.2	0.2	(13.4)	5.2	0.1	3.3
Balance at January 30, 2021	$(238.9)	$0.5	$(0.9)	$(47.2)	$(4.0)	$(290.5)
OCI before reclassifications	(5.4)	(0.3)	0.6	(57.9)	—	(63.0)
Amounts reclassified from AOCI to earnings	—	—	0.7	1.8	0.1	2.6
Net current period OCI	(5.4)	(0.3)	1.3	(56.1)	0.1	(60.4)
Balance at January 29, 2022	$(244.3)	$0.2	$0.4	$(103.3)	$(3.9)	$(350.9)
OCI before reclassifications	(24.1)	(0.4)	1.5	(0.4)	—	(23.4)
Amounts reclassified from AOCI to earnings	—	—	(1.4)	107.6	3.9	110.1
Net current period OCI	(24.1)	(0.4)	0.1	107.2	3.9	86.7
Balance at January 28, 2023	$(268.4)	$(0.2)	$0.5	$3.9	$—	$(264.2)

 The amounts reclassified from AOCI were as follows:

	Amounts reclassified from AOCI
(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021	Statement of operations caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(1.7)	$0.6	$—	Cost of sales (1)
De-designated foreign currency contracts	—	—	(0.6)	Other operating income (expense) (2)
Commodity contracts	—	0.4	(6.9)	Cost of sales (1)
De-designated commodity contracts	—	—	(9.3)	Other operating income (expense) (2)
Total before income tax	(1.7)	1.0	(16.8)
Income taxes	0.3	(0.3)	4.2
Net of tax	(1.4)	0.7	(12.6)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	3.5	2.1	1.0	Other non-operating expense, net (3)
Amortization of unrecognized net prior service costs	0.3	0.1	0.1	Other non-operating expense, net (3)
Pension settlement loss	133.7	—	—	Other non-operating expense, net (3)
Total before income tax	137.5	2.2	1.1
Income taxes	(26.0)	(0.3)	(0.2)
Net of tax	111.5	1.9	0.9

Total reclassifications, net of tax	$110.1	$2.6	$(11.7)
(1)    See Note 21 for additional information.
(2)    The Company’s cash flow hedges were de-designated during the first quarter of Fiscal 2021. See Note 21 for additional information.
(3)    These items are included in the computation of net periodic pension benefit (cost) income. See Note 23 for additional information.
11. Income taxes

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Income (loss) before income taxes:
– US	$281.2	$665.9	$(173.4)
– Foreign	170.0	218.5	83.7
Total income (loss) before income taxes	$451.2	$884.4	$(89.7)

Current taxation:
– US	$157.1	$108.1	$(222.2)
– Foreign	16.7	7.6	0.7
Deferred taxation:
– US	(70.4)	8.4	158.4
– Foreign	(28.9)	(9.6)	(11.4)
Total income tax expense (benefit)	$74.5	$114.5	$(74.5)

As the statutory rate of corporation tax in Bermuda is 0%, the differences between the US federal income tax rate and the effective tax rates for Signet have been presented below:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
US federal income tax rates	21.0%	21.0%	21.0%
US state income taxes	2.9%	3.3%	4.1%
Differences between US federal and foreign statutory income tax rates	0.8%	(0.1)%	0.1%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	(1.4)%	—%	(4.7)%
Impact of global reinsurance arrangements	(8.7)%	(2.2)%	14.1%
Impact of global financing arrangements	(2.2)%	(0.6)%	—%
Impairment of goodwill	—%	—%	(2.4)%
CARES Act	—%	(1.4)%	111.9%
Valuation allowance	—%	(6.5)%	(55.5)%
Other items	4.1%	(0.6)%	(5.5)%
Effective tax rate	16.5%	12.9%	83.1%

In Fiscal 2023, the Company’s effective tax rate was lower than the US federal income tax rate primarily as a result of the favorable impacts from the Company’s global reinsurance and financing arrangements, partially offset by the unfavorable impact of an uncertain tax position related to a prior year of $20.5 million recorded in Fiscal 2023.

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

Deferred taxes
Deferred tax assets (liabilities) consisted of the following:

	January 28, 2023			January 29, 2022
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(100.6)	$(100.6)	$—	$(77.0)	$(77.0)
US property, plant and equipment	—	(70.0)	(70.0)	—	(60.2)	(60.2)
Foreign property, plant and equipment	0.7	—	0.7	7.1	—	7.1
Inventory valuation	—	(208.1)	(208.1)	—	(237.8)	(237.8)
Revenue deferral	79.3	—	79.3	88.6	—	88.6
Lease assets	—	(230.3)	(230.3)	—	(261.9)	(261.9)
Lease liabilities	262.2	—	262.2	284.3	—	284.3
Deferred compensation	8.0	—	8.0	7.7	—	7.7
Retirement benefit obligations	—	(0.2)	(0.2)	1.5	—	1.5
Share-based compensation	8.6	—	8.6	8.4	—	8.4
Other temporary differences	95.6	—	95.6	42.4	—	42.4
163(j) interest carryforward	13.8	—	13.8	—	—	—
Net operating losses and foreign tax credits	65.9	—	65.9	84.3	—	84.3
Value of capital losses	13.2	—	13.2	16.9	—	16.9
Total gross deferred tax assets (liabilities)	$547.3	$(609.2)	$(61.9)	$541.2	$(636.9)	$(95.7)
Valuation allowance	(19.0)	—	(19.0)	(27.9)	—	(27.9)
Deferred tax assets (liabilities)	$528.3	$(609.2)	$(80.9)	$513.3	$(636.9)	$(123.6)

Disclosed as:
Non-current assets			$36.7			$37.3
Non-current liabilities			(117.6)			(160.9)
Deferred tax assets (liabilities)			$(80.9)			$(123.6)
The following table is a rollforward of the Company’s deferred tax asset valuation allowance:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Beginning balance	$27.9	$83.9	$38.4
Charged (credited) to income tax expense	—	(43.8)	45.1
Increases from acquisitions	1.9	—	—
Lapsed due to expiration of benefit	(9.7)	(11.9)	—
Foreign currency translation	(1.1)	(0.3)	0.4
Ending balance	$19.0	$27.9	$83.9
As of January 28, 2023, Signet had deferred tax assets associated with US Federal and state net operating loss carry forwards of $39.2 million, of which $30.9 million are subject to ownership change limitations rules under Section 382 of the Internal Revenue Code (“IRC”) and various US state regulations. Federal net operating losses can be carried forward indefinitely and state net operating losses expire between 2023 and 2040. Signet had deferred tax assets associated with foreign net operating loss carryforwards of $26.7 million as of January 28, 2023, most of which can be carried forward indefinitely. As of January 28, 2023, Signet had foreign capital loss carryforward deferred tax assets of $13.2 million (Fiscal 2022: $14.2 million), which can be carried forward over an indefinite period, which are only available to offset future capital gains.

The decrease in the total valuation allowance in Fiscal 2023 was $8.9 million. The valuation allowance as of January 28, 2023 primarily relates to certain state deferred tax assets and foreign capital loss carry forwards that, in the judgment of management, are not more likely than not to be realized.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of January 28, 2023 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.

Uncertain tax positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for US federal, US state and non-US tax jurisdictions:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Unrecognized tax benefits, beginning of period	$24.9	$25.4	$23.5
Increases related to current year tax positions	1.6	2.0	1.0
Increases from acquisitions	2.3	—	—
Increases related to prior year tax positions	59.6	0.4	3.4
Lapse of statute of limitations	(2.4)	(2.9)	(2.6)
Foreign currency translation	(0.1)	—	0.1
Unrecognized tax benefits, end of period	$85.9	$24.9	$25.4
As of January 28, 2023, Signet had approximately $85.9 million of unrecognized tax benefits in respect to uncertain tax positions. The unrecognized tax benefits relate primarily to accounting methods used for income tax purposes and intercompany deductions, including financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense (benefit) in the consolidated statements of operations. As of January 28, 2023, Signet had accrued interest of $9.8 million and $0.5 million of accrued penalties. If all of these unrecognized tax benefits were settled in Signet’s favor, the effective income tax rate would be favorably impacted by $51.5 million.
Over the next twelve months management believes that it is reasonably possible that there could be a reduction of some or all of the unrecognized tax benefits as of January 28, 2023 due to settlement of the uncertain tax positions with the tax authorities.
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
12. Other operating income (expense) and non-operating expense, net
The following table provides the components of other operating income (expense) for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Litigation charges (1)	$(203.8)	$(1.7)	$(7.5)
Interest income from customer in-house finance receivables (2)	—	6.5	4.2
De-designated cash flow hedges (3)	—	—	9.9
UK government grants	—	8.6	—
Other	(6.1)	(4.9)	(4.2)
Other operating income (expense)	$(209.9)	$8.5	$2.4
(1)    See Note 28 for additional information.
(2) See Note 13 and 14 for additional information.
(3) See Note 21 for additional information.
The following table provides the components of other non-operating expense, net for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Pension settlement (1)	$(133.7)	$—	$—
Other	(6.5)	(2.1)	—
Other non-operating expense, net	$(140.2)	$(2.1)	$—
(1)    See Note 23 for additional information.

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
During Fiscal 2019, in addition to the prime-only credit card portfolio, the Company also entered into various agreements to outsource the non-prime portion of its private label credit card program for Sterling and sell the existing in-house financing receivables. The non-prime portion of the Sterling credit card portfolio was outsourced to CarVal Investors (“CarVal”) and the appointed minority party, Castlelake, L.P. (“Castlelake” and collectively with CarVal, the “Investors”). Under the agreement with the Investors, Signet remained the issuer of non-prime credit with investment funds managed by the Investors purchasing forward receivables at a discount rate determined in accordance with their respective agreements. Signet held the newly issued non-prime credit receivables on its balance sheet for two business days prior to selling the receivables to the respective counterparty in accordance with the agreements. The purchase price was settled with 95% received as cash upon closing. The remaining 5% of the purchase price was deferred until the second anniversary of the closing date. Final payment of the deferred purchase price was contingent upon the non-prime in-house finance receivable portfolio achieving a pre-defined yield, which was finalized in Fiscal 2021 (see below). The agreement contains customary representations, warranties and covenants. Various amended and restated agreements have been entered into with the Investors as described below.
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

In March 2021, the Company provided notice to the Investors of its intent not to extend the respective agreements with such Investors beyond the expiration date of June 30, 2021. All new prime and non-prime account origination have occurred in accordance with the amended and restated Comenity and Genesis agreements as described above since July 1, 2021.

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
14. Accounts receivable
The following table presents the components of Signet’s accounts receivable:

(in millions)	January 28, 2023	January 29, 2022
Accounts receivable, trade	$14.5	$18.3
Accounts receivable, held for sale	—	1.6
Accounts receivable	$14.5	$19.9
As described in Note 13, Signet is no longer the issuer of non-prime credit for add-on purchases on existing accounts. Therefore, the Company no longer holds these non-prime credit receivables. Prior to the March 2022 amendments, receivables originated by the Company but pending transfer to the Investors as of period end were classified as “held for sale” and included in accounts receivable in the consolidated balance sheets. As of January 29, 2022, the accounts receivable held for sale were recorded at fair value.
Accounts receivable, trade primarily includes amounts receivable relating to accounts receivable from the Company’s diamond sales in the North America reportable segment and from the Company’s diamond sourcing initiative in the Other reportable segment.

Customer in-house finance receivables
As discussed above, the Company began retaining certain customer in-house finance receivables in the second quarter of Fiscal 2021 through the date of the portfolio sale in June 2021. The Company accounted for the expected credit losses under ASC 326, “Measurement of Credit Losses on Financial Instruments,” which is referred to as the Current Expected Credit Loss (“CECL”) model. The allowance for credit losses related to these receivables was an estimate of expected credit losses, measured over the estimated life of its credit card receivables that considered forecasts of future economic conditions in addition to information about past events and current conditions.
To estimate its allowance for credit losses, the Company segregated its credit card receivables into credit quality categories using the customers’ FICO scores. The following three industry standard FICO score categories were used:

•620 to 659 (Near Prime)
•580 to 619 (Subprime)
•Less than 580 (Deep Subprime)

In estimating its allowance for credit losses, for each identified risk category, management utilized estimation methods based primarily on historical loss experience, current conditions, and other relevant factors. These methods utilized historical charge-off data of the Company’s non-prime portfolio, as well as incorporated any applicable macroeconomic variables (such as unemployment) that may have been expected to impact credit performance. In addition to the quantitative estimate of expected credit losses under CECL using the historical loss information, the Company also incorporated qualitative adjustments for certain factors such as Company specific risks, changes in current economic conditions that may not have been captured in the quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflected the Company’s best estimate of current expected credit losses. Management considered qualitative factors such as the unfavorable macroeconomic conditions caused by the COVID-19 uncertainty (including rates of unemployment), the Company’s non-prime portfolio performance during the prior recession, and the potential impacts of the economic stimulus packages in the US, in developing its estimate for current expected credit losses for the period.

The following table is a rollforward of the Company’s allowance for credit losses on customer in-house finance receivables:

(in millions)	Fiscal 2022	Fiscal 2021
Beginning balance	$25.5	$—
Provision for credit losses	(1.0)	26.1
Write-offs	(5.5)	(0.6)
Recoveries	0.6	—
Reversal of allowance on receivables sold	(19.6)	—
Ending balance	$—	$25.5

Beginning in the second quarter of Fiscal 2021, in connection with the new agreements executed with the Investors, additions to the allowance for credit losses were made by recording charges to bad debt expense (credit losses) within selling, general and administrative expenses within the consolidated statements of operations. The uncollectible portion of customer in-house finance receivables was charged to the allowance for credit losses when an account was written-off after 180 days of non-payment, or in circumstances such as bankrupt or deceased cardholders. Write-offs on customer in-house finance receivables included uncollected amounts related to principal, interest, and late fees. Uncollectible accrued interest was accounted for by recognizing credit loss expense. Recoveries on customer in-house finance receivables previously written-off as uncollectible were credited to the allowance for credit losses.

A credit card account would be contractually past due if the Company did not receive the minimum payment by the specified due date on the cardholder’s statement. It was the Company’s policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the credit card account balance and all related interest and other fees were paid or charged-off, typically at 180 days delinquent, as noted above.

Interest income related to the Company’s customer in-house finance receivables was included within other operating income (expense) in the consolidated statements of operations. Accrued interest was included within the same line item as the respective principal amount of the customer in-house finance receivables in the consolidated balance sheets. The accrual of interest was discontinued at the time the receivable is determined to be uncollectible and written-off. The Company recognized $6.5 million and $4.2 million of interest income on its customer in-house finance receivables during Fiscal 2022 and Fiscal 2021, respectively. Interest income recognition ceased at the date of the sale of the portfolio as noted above.

15. Inventories
The following table summarizes the details of the Company’s inventory:

(in millions)	January 28, 2023	January 29, 2022
Raw materials	$89.2	$75.8
Merchandise inventories	2,061.1	1,984.6
Total inventories	$2,150.3	$2,060.4
Signet held $623.0 million of consignment inventory at January 28, 2023 (January 29, 2022: $533.2 million), which is not recorded on the consolidated balance sheets. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that Signet can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory prices prior to sale.
Inventory reserves

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Inventory reserve, beginning of period	$46.8	$52.9	$67.0
Charged to income (1)	63.6	101.8	78.1
Utilization (2)	(82.7)	(107.9)	(92.2)
Inventory reserve, end of period (3)	$27.7	$46.8	$52.9
(1) Includes $1.4 million in Fiscal 2021 for inventory charges associated with the Company’s restructuring plan. The charges were primarily associated with discontinued brands and collections within the restructuring - cost of sales line item on the consolidated statements of operations. As the Plan was substantially completed in Fiscal 2021, no additional charges were recorded in Fiscal 2023 or Fiscal 2022. See Note 6 for additional information.
(2) Includes the impact of foreign exchange translation, as well as $2.2 million in Fiscal 2022 and $20.0 million in Fiscal 2021 utilized for inventory identified as part of the Company’s restructuring plan. As the Plan was substantially completed in Fiscal 2021, there were no additional amounts utilized in Fiscal 2023. See Note 6 for additional information.
(3) Includes $2.2 million in Fiscal 2021 for inventory identified as part of the Company’s restructuring plan. See Note 6 for additional information.
16. Property, plant and equipment, net

(in millions)	January 28, 2023	January 29, 2022
Land and buildings	$21.0	$21.7
Leasehold improvements	684.1	640.9
Furniture and fixtures	729.9	698.3
Equipment	160.9	133.5
Software	268.9	251.5
Construction in progress	74.4	78.9
Total	$1,939.2	$1,824.8
Accumulated depreciation and amortization	(1,352.7)	(1,248.9)
Property, plant and equipment, net	$586.5	$575.9
Depreciation and amortization expense for Fiscal 2023 was $162.2 million (Fiscal 2022: $162.4 million; Fiscal 2021: $175.1 million). In Fiscal 2023, the Company recorded impairment charges of $4.3 million related to property and equipment (Fiscal 2022: $1.6 million; Fiscal 2021: $28.1 million). See Note 17 for additional information.

17. Asset impairments, net
The following table summarizes the Company’s asset impairment activity for the periods presented:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Goodwill impairment (1)	$—	$—	$10.7
Indefinite-lived intangible asset impairment (1)	—	—	83.3
Property and equipment impairment	4.3	1.6	28.1
Operating lease ROU asset impairment, net (2)	18.4	(0.1)	36.9
Total impairment	$22.7	$1.5	$159.0
(1) Refer to Note 19 for additional information.
(2) The Company recorded $0.9 million, $1.4 million and $4.4 million of gains on terminations or modifications of leases resulting from previously recorded impairments of the ROU assets in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.
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
Fiscal 2023
During Fiscal 2023, the Company completed its quarterly triggering event assessments and determined that triggering events had occurred for certain long-lived asset groups at individual stores based on real estate assessments (including store closure decisions) and store performance for the remaining lease period for certain stores that required an impairment assessment. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the initial recoverability test, a fair value assessment for these long-lived assets was performed. As a result of the estimated fair values, the Company recorded impairment charges for property and equipment of $3.7 million and a net ROU asset impairment of $3.1 million in Fiscal 2023.

In addition, during the fourth quarter of Fiscal 2023, due to the change in working environments at certain of the Company’s administrative offices resulting from COVID-19, the Company substantially vacated two leased facilities in its Akron, Ohio support center. The significant change in use of these facilities resulted in a triggering event to evaluate these asset groups for impairment, and they were deemed to have failed the initial recoverability test on an undiscounted basis. A fair value assessment for these long-lived assets was thus performed, and as a result of the estimated fair values, the Company recorded impairment charges for property and equipment of $0.6 million and an ROU asset impairment of $15.3 million in Fiscal 2023.
The uncertainty of the current macroeconomic environment on to the Company’s business could continue to further negatively affect the operating performance and cash flows of the previously impaired stores or additional stores, including the impacts of inflation, continued changes in consumer behavior and shifts in discretionary spending, the inability to achieve or maintain cost savings initiatives included in the business plans, changes in real estate strategy or other macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store-level assets in future periods.
18. Leases
Signet occupies certain properties and holds machinery and vehicles under operating leases. Signet determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to cost of sales as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. Certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Certain leases provide for variable rent increases based on indexes specified within the lease agreement. The variable increases based on an index are initially measured as part of the operating lease liability using the index at the commencement date. Contingent rent and subsequent changes to variable increases based on indexes will be recognized in the variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease ROU assets and current and non-current operating lease liabilities in the Company’s consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental secured borrowing rate based on the information available at the lease commencement date, including the underlying term and currency of the lease, in measuring the present value of lease payments. Lease terms, which include the period of the lease that cannot be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and we recognize short-term lease expense for these leases on a straight-line basis over the lease term. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ASC 842, “Leases”, allows a lessee, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We have elected this practical expedient as presented in ASC 842, and do not separate non-lease components for all underlying asset classes. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
Payments arising from operating lease activity, as well as variable and short-term lease payments not included within the operating lease liability, are included as operating activities on the Company’s consolidated statement of cash flows. Expenditures made to ready an asset for its intended use (i.e. leasehold improvements) are represented within investing activities within the Company’s consolidated statements of cash flows.
The weighted average lease term and discount rate for the Company’s outstanding operating leases were as follows:

	January 28, 2023	January 29, 2022
Weighted average remaining lease term	7.2 years	7.1 years
Weighted average discount rate	5.8%	5.5%

Total lease costs consist of the following:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating lease cost	$399.1	$431.8	$436.3
Short-term lease cost	47.4	11.5	16.3
Variable lease cost	119.7	127.0	110.3
Sublease income	(1.5)	(1.9)	(1.8)
Total lease cost	$564.7	$568.4	$561.1
Supplemental cash flow information related to leases consist of the following:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$387.5	$479.6	$400.4
Operating lease right-of-use assets obtained in exchange for lease obligations (1)	191.5	168.8	70.8
Reduction in the carrying amount of ROU assets (2)	331.2	351.7	348.3
(1) Includes $39.1 million and $56.9 million of ROU assets acquired from Blue Nile in Fiscal 2023 and Diamonds Direct in Fiscal 2022, respectively, per Note 4.
(2) Excludes ROU asset impairment charges of $18.4 million net, ROU asset impairment gains of $0.1 million, and ROU asset impairment charges of $36.9 million during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively, as further described in Note 17.
The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	January 28, 2023
Fiscal 2024	$351.5
Fiscal 2025	277.0
Fiscal 2026	203.4
Fiscal 2027	149.2
Fiscal 2028	102.1
Thereafter	433.4
Total minimum lease payments	$1,516.6
Less: Imputed interest	(333.7)
Present value of lease liabilities	$1,182.9

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
Fiscal 2021
During Fiscal 2021, the Company performed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names for impairment indicators. The Company noted that no impairment indicators existed at the date of the annual evaluation. Additionally, due to various impacts of COVID-19 to the Company’s business during the first quarter Fiscal 2021, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite-lived intangible assets. As part of the assessment, it was determined that an increase in the discount rates was required to reflect the prevailing uncertainty inherent in the forecasts due to current market conditions and potential COVID-19 impacts. This higher discount rate, in conjunction with revised long-term projections associated with certain aspects of the Company’s forecast, resulted in lower than previously projected long-term future cash flows for the reporting units and indefinite-lived intangible assets which negatively affected the valuation compared to previous valuations. As a result of the interim impairment assessment, during the first quarter of Fiscal 2021, the Company recognized pre-tax impairment charges related to goodwill of $10.7 million in the consolidated statements of operations within its North America reportable segment related to R2Net and Zales Canada goodwill.
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
Fiscal 2022
In the second quarter of Fiscal 2022, the annual testing date of R2Net was changed from the last day of the fiscal year to the last day of the fourth period of each fiscal year. R2Net represents a reporting unit within the Company’s North America reportable segment. The new impairment testing date was preferable, as this date corresponds with the testing date for the other North America reporting units. This allows information and assumptions to be applied consistently to all reporting units.
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
Fiscal 2023
During Fiscal 2023, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names, and through the qualitative assessment, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values.
In connection with the acquisition of Blue Nile on August 19, 2022, the Company recognized $96.0 million of indefinite-lived intangible assets and $258.0 million of goodwill, which are reported in the North America reportable segment. Refer to Note 4 for additional information.
During Fiscal 2023, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived intangible assets exceed their fair values.
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

Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 30, 2021 (1)	$238.0
Acquisitions	246.6
Balance at January 29, 2022 (1)	$484.6
Acquisitions (2)	267.1
Balance at January 28, 2023 (1)	$751.7
(1)    For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million.
(2)    The change in goodwill during the period primarily represents the acquisition of Blue Nile and the finalization of the purchase price allocation of Diamonds Direct. Refer to Note 4 for additional information.
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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	January 28, 2023			January 29, 2022
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$15.8	$(7.6)	$8.2	$15.8	$(5.3)	$10.5
Indefinite-lived intangible assets (1)	399.2	—	399.2	303.7	—	303.7
Total intangible assets, net	$415.0	$(7.6)	$407.4	$319.5	$(5.3)	$314.2

Intangible liabilities, net	$(38.0)	$32.6	$(5.4)	$(38.0)	$30.8	$(7.2)
(1) The change in the indefinite-lived intangible asset balances during the periods presented was due to the addition of Blue Nile trade name of $96.0 million and the impact of foreign currency translation.
Amortization expense relating to intangible assets was $2.3 million in Fiscal 2023 (Fiscal 2022: $1.1 million; Fiscal 2021: $0.9 million). Unfavorable contracts are classified as liabilities and recognized over the term of the underlying contract. Amortization relating to intangible liabilities was $1.8 million in Fiscal 2023 (Fiscal 2022: $3.3 million; Fiscal 2021: $5.4 million). Expected future amortization for intangible assets and intangible liabilities recorded at January 28, 2023 follows:

(in millions)	Intangible assets amortization	Intangible liabilities amortization
Fiscal 2024	$1.9	$(1.8)
Fiscal 2025	1.3	(1.8)
Fiscal 2026	1.2	(1.8)
Fiscal 2027	1.2	—
Fiscal 2028	1.2	—
Thereafter	1.4	—
Total	$8.2	$(5.4)

20. Investments
Investments in debt securities
Investments in debt securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	January 28, 2023			January 29, 2022
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$5.8	$(0.1)	$5.7	$4.5	$—	$4.5
US government agency securities	0.5	—	0.5	2.0	—	2.0
Corporate bonds and notes	3.5	(0.1)	3.4	5.6	0.2	5.8
Total investments	$9.8	$(0.2)	$9.6	$12.1	$0.2	$12.3
Realized gains and losses on investments are determined on a specific identification basis. There were no material net realized gains or losses during Fiscal 2023, Fiscal 2022 or Fiscal 2021. Investments with a carrying value of $3.8 million and $3.3 million were on deposit with various state insurance departments at January 28, 2023 and January 29, 2022, respectively, as required by law.
Investments in debt securities outstanding as of January 28, 2023 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$2.9	$2.9
Year two through year five	3.0	2.9
Year six through year ten	3.9	3.8
Total investment in debt securities	$9.8	$9.6
Investment in Sasmat
During Fiscal 2023, the Company acquired a 25% interest in Sasmat Retail, S.L (“Sasmat”) for $17.1 million in cash. Sasmat is a Spanish jewelry retailer specializing in online selling, with five brick and mortar locations. Under the terms of the agreement, the Company has the option to acquire the remaining 75% of Sasmat exercisable at the earlier of three years or upon Sasmat reaching certain revenue targets as defined in the agreement. The Company is applying the equity method of accounting to the Sasmat investment. The Sasmat investment is recorded within other non-current assets in the consolidated balance sheet. The Sasmat investment did not have a material impact on Signet’s consolidated statements of operations during Fiscal 2023.
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
Signet holds a fluctuating amount of British pounds and Canadian dollars reflecting the cash generative characteristics of operations. Signet’s objective is to minimize net foreign exchange exposure to the consolidated statements of operations on non-US dollar denominated items through managing cash levels, non-US dollar denominated intra-entity balances and foreign currency exchange contracts and swaps. In order to manage the foreign exchange exposure and minimize the level of funds denominated in British pounds and Canadian dollars, dividends are paid regularly by subsidiaries to their immediate holding companies and excess British pounds and Canadian dollars are sold in exchange for US dollars.
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
The primary external sources of funding are an asset-based credit facility and senior unsecured notes as described in Note 24.
Interest rate risk
Signet has exposure to movements in interest rates associated with cash and borrowings. Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of January 28, 2023, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. These contracts were de-designated during the 13 weeks ended May 2, 2020. This de-designation occurred due to uncertainly around the volume of purchases in the Company’s UK business. These contracts were unlikely to retain hedge effectiveness given the change in circumstances as a result of COVID-19. Trading for these contracts resumed during the third quarter of Fiscal 2021. The total notional amount of these foreign currency contracts outstanding as of January 28, 2023 was $25.9 million (January 29, 2022: $11.2 million). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 29, 2022: 10 months).
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of January 28, 2023 was $27.3 million (January 29, 2022: $93.8 million).
Commodity forward purchase contracts and net zero premium collar arrangements (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw materials. Trading for these contracts was suspended during Fiscal 2022 due to the commodity price environment and there were no commodity derivative contracts outstanding as of January 28, 2023 and January 29, 2022.
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of January 28, 2023, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets:

	Fair value of derivative assets
(in millions)	Balance sheet location	January 28, 2023	January 29, 2022
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.1	$0.3
Total derivative assets		$0.1	$0.3

	Fair value of derivative liabilities
(in millions)	Balance sheet location	January 28, 2023	January 29, 2022
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.6)	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.1)	(1.3)
Total derivative liabilities		$(0.7)	$(1.3)

Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains recorded in AOCI for derivatives designated in cash flow hedging relationships:

(in millions)	January 28, 2023	January 29, 2022
Foreign currency contracts	$0.6	$0.5
Gains recorded in AOCI	$0.6	$0.5
The following tables summarize the pre-tax effect of derivative instruments designated as cash flow hedges on OCI and the consolidated statements of operations:
Foreign currency contracts

(in millions)	Statement of operations caption	Fiscal 2023	Fiscal 2022
Gains (losses) recorded in AOCI, beginning of period		$0.5	$(0.7)
Current period gains recognized in OCI		1.8	0.6
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	(1.7)	0.6
Gains recorded in AOCI, end of period		$0.6	$0.5
Commodity contracts

(in millions)	Statement of operations caption	Fiscal 2023	Fiscal 2022
Losses recorded in AOCI, beginning of period		$—	$(0.4)
Losses reclassified from AOCI to net income	Cost of sales (1)	—	0.4
Gains (losses) recorded in AOCI, end of period		$—	$—
(1)    Refer to the consolidated statements of operations for total amounts of each financial statement caption impacted by cash flow hedges.
There were no discontinued cash flow hedges during the periods presented, other than the items disclosed above during the first quarter of Fiscal 2021. Based on current valuations, the Company expects approximately $0.8 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The following table presents the effects of the Company’s derivative instruments not designated as cash flow hedges in the consolidated statements of operations:

(in millions)	Statement of operations caption	Fiscal 2023	Fiscal 2022
Foreign currency contracts	Other operating income (expense)	$(12.9)	$(3.1)
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

	January 28, 2023			January 29, 2022
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.7	$5.7	$—	$4.5	$4.5	$—
Foreign currency contracts	0.1	—	0.1	0.3	—	0.3
US government agency securities	0.5	—	0.5	2.0	—	2.0
Corporate bonds and notes	3.4	—	3.4	5.8	—	5.8
Total assets	$9.7	$5.7	$4.0	$12.6	$4.5	$8.1

Liabilities:
Foreign currency contracts	$(0.7)	$—	$(0.7)	$(1.3)	$—	$(1.3)
Total liabilities	$(0.7)	$—	$(0.7)	$(1.3)	$—	$(1.3)
Investments in US Treasury securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 20 for additional information related to the Company’s available-for-sale investments. The fair value of derivative financial instruments has been determined based on market value equivalents at the balance sheet date, taking into account the current foreign currency forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 21 for additional information related to the Company’s derivatives.
During Fiscal 2021, the Company performed quantitative impairment tests for goodwill and indefinite-lived intangible assets. The fair value was calculated using the income approach for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value is a Level 3 valuation based on certain unobservable inputs including estimated future cash flows and discount rates aligned with market-based assumptions, that would be utilized by market participants in valuing these assets or prices of similar assets. In addition, for long-lived assets, the Company performed impairment tests for certain long-lived assets during Fiscal 2023, 2022, and 2021. The Company utilizes primarily the replacement cost method (a level 3 valuation method) for the fair value of its property and equipment, and the income method to estimate the fair value of its ROU assets, which incorporates Level 3 inputs such as historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates. See Note 17 and Note 19 for additional information.
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
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	January 28, 2023		January 29, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior Notes (Level 2)	$147.4	$144.9	$147.1	$150.0

23. Retirement plans
Signet operates a defined benefit pension plan in the UK (the “UK Plan”) which ceased to admit new employees effective April 2004. The UK Plan provides benefits to participating eligible employees. Beginning in Fiscal 2014, a change to the benefit structure was implemented and members’ benefits that accumulate after that date are now based upon career average salaries, whereas previously, all benefits were based on salaries at retirement. In September 2017, the Company approved an amendment to freeze benefit accruals under the UK Plan in an effort to reduce anticipated future pension expense. As a result of this amendment, the Company froze the pension plan for all participants with an effective date of October 2019 as elected by the plan participants. All future benefit accruals under the plan have thus ceased as of this date. The amendment to the plan was accounted for in accordance with ASC 715, “Compensation - Retirement Benefits.”
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
Under the terms of the Agreement, SGL has contributed £15.0 million to date (approximately $20.1 million) to the Pension Scheme to enable the Trustee to pay for any and all costs incurred by the Trustee as part of the Transactions. The initial contribution of £7.0 million (approximately $9.7 million) was paid on August 4, 2021, and the Trustee transferred substantially all Plan assets into the BPA on August 9, 2021. SGL contributed additional amounts of £7.0 million (approximately $9.2 million) and £1.0 million (approximately $1.2 million) to the Pension Scheme on March 23, 2022 and January 6, 2023, respectively, to facilitate the Trustee funding the balancing premium to Rothesay.
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
In the first quarter of Fiscal 2023, as a result of the Deed Poll and Deed of Assignment, as well as the voluntary lump sum distributions, the Company has determined that a transfer of all remaining risks has occurred with respect to these groups of participants. Thus, management concluded that the Company triggered settlement accounting and performed a remeasurement of the Pension Scheme, which resulted in a non-cash, pre-tax settlement charge of $131.9 million recorded within other non-operating expense, net within the consolidated statement of operations during the first quarter of Fiscal 2023.
The Company recorded additional non-cash, pre-tax settlement charges in the second quarter and fourth quarter of Fiscal 2023 in the amounts of $0.9 million and $0.9 million, respectively, within other non-operating expense, net within the consolidated statement of operations. These charges were the result of additional transfers of all remaining risks with respect to certain groups of participants from the Pension Scheme, which triggered settlement accounting.
The settlement charges recorded in Fiscal 2023 relate to the pro-rata recognition of previously unrecognized actuarial losses and prior service costs out of AOCI and into earnings associated with the Assigned Participants, as well as the voluntary lump sum distributions noted above. The Company finalized the buy-out of the BPA and settlement of the remaining obligations under the Pension Scheme during the first quarter of Fiscal 2024.
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
Prior to entering into the BPA, the UK Plan was funded with assets held in a separate trustee administered fund, which was independently managed. All funds transferred to Rothesay in Fiscal 2022. Signet used January 28, 2023 and January 29, 2022 measurement dates in determining the UK Plan’s benefit obligation and fair value of plan assets.
The following tables provide information concerning the UK Plan as of and for the fiscal years ended January 28, 2023 and January 29, 2022:

(in millions)	Fiscal 2023	Fiscal 2022
Change in UK Plan assets:
Fair value at beginning of year	$295.6	$299.2
Actual return on UK Plan assets	(28.4)	(0.3)
Employer contributions	10.4	12.4
Benefits paid	(2.7)	(8.9)
Plan settlements	(260.0)	—
Foreign currency translation	(12.2)	(6.8)
Fair value at end of year	$2.7	$295.6

(in millions)	Fiscal 2023	Fiscal 2022
Change in benefit obligation:
Benefit obligation at beginning of year	$303.3	$247.6
Interest cost	1.0	3.3
Actuarial (gain) loss	(29.5)	67.4
Benefits paid	(2.7)	(8.9)
Plan settlements	(260.0)	—
Foreign currency translation	(10.5)	(6.1)
Benefit obligation at end of year	$1.6	$303.3
Funded status at end of year	$1.1	$(7.7)

(in millions)	January 28, 2023	January 29, 2022
Amounts recognized in the consolidated balance sheets consist of:
Other assets (non-current)	$1.1	$—
Other liabilities (non-current)	—	(7.7)
Items in AOCI not yet recognized in net income in the consolidated statements of operations:

(in millions)	January 28, 2023	January 29, 2022	January 30, 2021
Net actuarial gains (losses)	$3.9	$(103.3)	$(47.2)
Net prior service costs	—	(3.9)	(4.0)
The remaining net actuarial gains for the UK Plan will be fully recognized in the first quarter of Fiscal 2024 based on the completion of the buy-out described above.
The accumulated benefit obligation for the UK Plan was $1.6 million and $303.3 million as of January 28, 2023 and January 29, 2022, respectively.

The components of pre-tax net periodic pension benefit cost and other amounts recognized in OCI for the UK Plan are as follows:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Components of net periodic benefit (cost) income:
Interest cost	$(1.0)	$(3.3)	$(4.0)
Expected return on UK Plan assets	(0.3)	3.0	5.5
Amortization of unrecognized actuarial losses	(3.5)	(2.1)	(0.9)
Amortization of unrecognized net prior service costs	(0.3)	(0.1)	(0.1)
Pension settlement loss	(133.7)	—	—
Total net periodic benefit (cost) income	$(138.8)	$(2.5)	$0.5
Other changes in assets and benefit obligations recognized in OCI	137.0	(69.2)	6.5
Total recognized in net periodic pension benefit (cost) income and OCI	$(1.8)	$(71.7)	$7.0

	January 28, 2023	January 29, 2022
Assumptions used to determine benefit obligations (at the end of the year):
Discount rate	N/A	1.25%
Salary increases	N/A	N/A
Assumptions used to determine net periodic pension costs (at the start of the year):
Discount rate	N/A	0.80%
Expected return on UK Plan assets	N/A	0.80%
Salary increases	N/A	N/A
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
The fair value of the assets in the UK Plan at January 28, 2023 and January 29, 2022 are required to be classified and disclosed in one of the following three categories:
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data
Signet measures the value of the assets on an instrument-specific basis are detailed below:

	As of January 28, 2023				As of January 29, 2022
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments measured at fair value:
Insurance contracts	$1.6	$—	$—	$1.6	$291.6	$—	$—	$291.6
Cash	1.1	1.1	—	—	4.0	4.0	—	—
Total assets	$2.7	$1.1	$—	$1.6	$295.6	$4.0	$—	$291.6

The following represents a summary of changes in fair value of UK Plan assets classified as Level 3:

(in millions)	Fiscal 2023	Fiscal 2022
Beginning of year balance	$291.6	$—
Purchases, sales, and settlements, net	(262.7)	318.3
Actual return on assets, assets still held at reporting date	(16.1)	(16.8)
Foreign currency translation	(11.2)	(9.9)
End of year balance	$1.6	$291.6
The BPA is considered a Level 3 asset as the value of the asset is based on the implied value of the liability as determined based on the underlying employee data and actuarial assumptions described above, which are all significant unobservable inputs.
Signet contributed $10.4 million to the UK Plan in Fiscal 2023 and expects to contribute up to $1.0 million to the UK Plan in Fiscal 2024, subject to the level of remaining funding required for the completion of the Transactions described above, including the wind-up of the Pension Scheme.
The following benefit payments are currently estimated to be paid by the UK Plan:

(in millions)	Expected benefit payments
Fiscal 2024	$0.6
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	—
Next five fiscal years	$—
Other retirement plans
In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2023 were $2.5 million (Fiscal 2022: $2.4 million; Fiscal 2021: $2.4 million).
In the US, Signet operates a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Signet’s contributions to this plan in Fiscal 2023 were $12.6 million (Fiscal 2022: $13.0 million; Fiscal 2021: $3.2 million).
The Company has also established two unfunded, non-qualified deferred compensation plans (“DCP”), one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and are credited earnings or losses on the deferred amounts under the terms of the plan and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The plan also permits employer contributions on a discretionary basis. The cost recognized in connection with the DCP in Fiscal 2023 was $1.7 million (Fiscal 2022: $2.2 million; Fiscal 2021: $0.8 million). The matching contributions, for both the Signet 401(k) and DCP, were temporarily suspended during the first quarter of Fiscal 2021. The matching contributions resumed effective January 1, 2021.
Although the two unfunded, non-qualified deferred compensation plans are not required to be funded by the Company, the Company has elected to fund the plans by investing in trust-owned life insurance policies and mutual funds. The value and classification of these assets are as follows:

	As of January 28, 2023		As of January 29, 2022
(in millions)	Total	Level 1	Total	Level 1
Investments measured at fair value:
Mutual funds	$16.6	$16.6	$12.4	$12.4
Investments measured at NAV:
Money market mutual funds	5.7		10.3
Total assets	$22.3	$16.6	$22.7	$12.4

The Company also has company-owned life insurance policies held for purposes of funding the DCP totaling $5.5 million and $6.0 million as of January 28, 2023 and January 29, 2022, respectively.
As of January 28, 2023 and January 29, 2022, the total liability recorded by the Company for the DCP was $33.9 million and $32.4 million, respectively.
24. Loans, overdrafts and long-term debt

(in millions)	January 28, 2023	January 29, 2022
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.7	$147.7
Gross debt	147.7	147.7
Less: Unamortized debt issuance costs	(0.3)	(0.6)
Total long-term debt	$147.4	$147.1

The annual aggregate maturities of the Company’s debt (excluding the impact of debt issuance costs) for the five years subsequent to January 28, 2023 are presented below.

(in millions)
Fiscal 2024	$—
Fiscal 2025	147.7
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	—
Thereafter	—
Gross Debt	$147.7

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

Unamortized debt issuance costs relating to the Senior Notes as of January 28, 2023 totaled $0.3 million (January 29, 2022: $0.6 million). The remaining unamortized debt issuance costs are recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Amortization relating to debt issuance costs of $0.3 million was recorded as a component of interest expense, net in the consolidated statements of operations in Fiscal 2023 ($0.3 million and $0.2 million during Fiscal 2022 and Fiscal 2021, respectively).
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

Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL Revolving Facility and the FILO Term Loan Facility, as applicable, bear interest at the Company’s option at either eurocurrency rate plus the applicable margin or a base rate plus the applicable margin, in each case depending on the excess availability under the ABL Revolving Facility. As of January 28, 2023, the interest rate applicable to the ABL Revolving Facility was 5.8% (January 29, 2022: 1.4%). The Company had stand-by letters of credit outstanding of $18.1 million on the ABL Revolving Facility as of January 28, 2023 (January 29, 2022: $20.1 million). The Company had no outstanding borrowings on the ABL Revolving Facility for the periods presented and its available borrowing capacity was $1.4 billion on the ABL Revolving Facility as of January 28, 2023 (January 29, 2022: $1.2 billion).

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

During the fourth quarter of Fiscal 2021, the Company fully repaid the FILO Term Loan Facility. The remaining unamortized debt issuance costs of $0.4 million were written-off upon repayment of the FILO Term Loan Facility. This expense was recognized as a cost of extinguishment of debt and was recorded within other non-operating expense, net, in the consolidated statements of operations.

If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of January 28, 2023, the threshold related to the fixed coverage ratio was approximately $126 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.

Debt issuance costs relating to the ABL Revolving Facility totaled $12.6 million. The remaining unamortized debt issuance costs are recorded within other assets in the consolidated balance sheets. Amortization relating to the debt issuance costs of $1.9 million was recorded as a component of interest expense, net in the consolidated statements of operations for Fiscal 2023 ($2.0 million and $1.7 million during Fiscal 2022 and Fiscal 2021, respectively). Unamortized debt issuance costs related to the ABL Revolving Facility totaled $6.4 million as of January 28, 2023 (January 29, 2022: $8.3 million).

25. Accrued expenses and other current liabilities
The following table summarizes the details of the Company’s accrued expenses and other current liabilities:

(in millions)	January 28, 2023	January 29, 2022
Accrued compensation and benefits	$93.7	$138.2
Accrued advertising	39.7	30.5
Other taxes	71.7	64.4
Payroll taxes	17.3	25.9
Accrued litigation charges (see Note 28)	203.8	—
Accrued expenses	212.5	242.6
Total accrued expenses and other current liabilities	$638.7	$501.6
Certain banners within the North America reportable segment provide a product lifetime diamond guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six-month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. Management estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. A similar product lifetime guarantee is also provided on color gemstones. The warranty reserve for diamond and gemstone guarantee, included in accrued expenses and other current liabilities and other liabilities - non-current, is as follows:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Warranty reserve, beginning of period	$36.0	$37.3	$36.3
Warranty expense	16.2	8.7	8.5
Utilized (1)	(11.4)	(10.0)	(7.5)
Warranty reserve, end of period	$40.8	$36.0	$37.3
(1)    Includes impact of foreign currency translation.

(in millions)	January 28, 2023	January 29, 2022
Disclosed as:
Accrued expense and other current liabilities	$11.3	$10.2
Other liabilities - non-current (see Note 26)	29.5	25.8
Total warranty reserve	$40.8	$36.0
26. Other liabilities - non-current
The following table summarizes the details of the Company’s other liabilities:

(in millions)	January 28, 2023	January 29, 2022
Deferred compensation	30.9	29.6
Warranty reserve	29.5	25.8
Other liabilities	39.7	54.5
UK pension	—	7.7
Total other liabilities	$100.1	$117.6
27. Share-based compensation
Signet operates several share-based compensation plans which can be categorized as the “Omnibus Plans” and “Share Saving Plans” as further described below.
Share-based compensation expense and the associated tax benefits recognized in the consolidated statements of operations are as follows:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Share-based compensation expense	$42.0	$45.8	$14.5
Income tax benefit	$(5.2)	$(5.9)	$(3.6)
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
As of January 28, 2023, unrecognized compensation cost related to unvested awards granted under share-based compensation plans is as follows:

(in millions)	Unrecognized Compensation Cost	Weighted average period
Omnibus Plan	$33.7	1.7 years
Total	$33.7
The Company satisfies share option exercises and the vesting of RSAs, RSUs, and PSUs under its plans with the issuance of treasury shares.
Omnibus Plan
In June 2018, Signet’s shareholders approved and Signet adopted the Signet Jewelers Limited 2018 Omnibus Incentive Plan (as amended to the date here to, the “2018 Omnibus Plan”). Upon adoption of the 2018 Omnibus Plan, shares that were previously available under the Signet Jewelers Limited Omnibus Incentive Plan, which was approved in June 2009 (the “2009 Omnibus Plan”, and collectively with the 2018 Omnibus Incentive Plan, the “Omnibus Plans”) are no longer available for future grants and were not transferred to the 2018 Omnibus Plan. Awards that may be granted under the 2018 Omnibus Plan include RSAs, RSUs, PSUs, Common Shares, stock options, stock appreciation rights and other stock-based awards. The Fiscal 2023, Fiscal 2022 and Fiscal 2021 annual awards granted under the Omnibus Plans have four elements: RSAs, RSUs, PSUs, and Common Shares. The RSAs generally have a three-year vesting period, subject to continued employment, and have the same voting rights and dividend rights as Common Shares (which are payable once the RSAs have vested). PSUs awarded in Fiscal 2021, Fiscal 2022, and Fiscal 2023 include two performance measures: revenue and free cash flow (defined as cash flow from operations less capital expenditures). For the performance measures, cumulative results achieved during the relevant two-year performance period for Fiscal 2021, Fiscal 2022 and Fiscal 2023 are compared to target metrics established in the underlying grant agreements. The time-based stock options generally vest on the third anniversary of the grant date and have a ten-year contractual term, subject to continued employment. RSUs generally have a one or three-year vesting period, subject to continued service or employment. The 2018 Omnibus Plan permits the grant of awards to employees, non-employee directors and consultants for up to 6,075,000 common shares.
RSUs and PSUs do not have dividend rights until vesting, and thus the grant date fair value of these awards is impacted by the dividend yield and term of the awards. However, RSAs do have dividend rights from the date of grant, and thus are valued at the market price of the Company’s stock on the grant date, consistent with awards of Common Shares. The significant assumptions utilized to estimate the weighted-average fair value of RSAs, Common Shares, RSUs, and PSUs granted under the Omnibus Plans are as follows:

	Omnibus Plan
	Fiscal 2023	Fiscal 2022	Fiscal 2021
Share price	$77.39	$60.65	$11.10
Expected term	2.9 years	2.9 years	2.9 years
Dividend yield	3.0%	4.3%	5.5%
Fair value	$71.19	$53.58	$9.37
No stock options or RSAs were granted during Fiscal 2023, Fiscal 2022 or Fiscal 2021.
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
The Fiscal 2023 activity for Common Shares, RSAs, RSUs and PSUs granted under the Omnibus Plans is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value (1)
Outstanding at January 29, 2022	4.3	$22.28	1.1 years	$369.3
Fiscal 2023 activity:
Granted	0.9	71.66
Vested (2)	(2.8)	15.96
Lapsed or forfeited	(0.1)	44.02
Outstanding at January 28, 2023	2.3	$47.33	1.2 years	$170.0
(1)    Intrinsic value for outstanding RSUs and PSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year. No RSAs remain outstanding as of January 28, 2023.
(2)    This amount includes 1.0 million PSUs that vested on January 28, 2023; however, these shares were not released to participants until February 2023.

The Fiscal 2023 activity for stock options granted under the Omnibus Plans is as follows:

	Omnibus Plans
(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value (1)
Outstanding at January 29, 2022	0.2	$38.70	6.3 years	$8.9
Outstanding at January 28, 2023	0.2	$38.68	5.3 years	$5.9
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plans:

(in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Total intrinsic value of awards vested	$205.1	$76.6	$5.0
Share saving plans
Signet has three share option savings plans available to employees as follows:
•Employee Share Purchase Plan (“ESPP”), for US employees
•Sharesave Plan, for UK employees
•Irish Sub-Plan to the Sharesave Plan, for Republic of Ireland employees
The ESPP as adopted in 2018 is a savings plan intended to qualify under US Section 423 of the US Internal Revenue Code and allows employees to purchase common shares at a discount of approximately 5% to the closing price of the New York Stock Exchange on the date of purchase, which occurs on the last trading day of a twelve-month offering period. This plan is non-compensatory and no more than 1,250,000 shares may be issued under the ESPP. The Company suspended participation in the ESPP in August 2019, thus no shares were issued in Fiscal 2023, Fiscal 2022 or Fiscal 2021.
The Sharesave Plan and Irish Sub-Plan (collectively, the “Sharesave Plans”) as adopted in 2018 allow eligible employees to be granted, and to exercise, options over common shares at a discount of approximately 15% below a determined market price based on the New York Stock Exchange, using savings accumulated under savings contract entered into in accordance with the relevant plan rules. The market price is generally determined as one of: (i) the average middle market price for the three trading days immediately prior to the invitation date; (ii) the market price on the day immediately preceding the invitation date; or (iii) the market price at such other time as may be agreed with His Majesty’s Revenue and Customs Options granted under the Sharesave Plans vest after 36 months and are generally only exercisable between 36 and 42 months from commencement of the related savings contract. These plans are compensatory and compensation expense is recognized over the requisite service period, and no more than 1,000,000 shares may be allocated under these plans. No awards have been granted under the Sharesave plans in Fiscal 2023, Fiscal 2022, or Fiscal 2021. At January 28, 2023, there were no share awards outstanding under the Sharesave Plans.
28. Commitments and contingencies
Capital commitments
At January 28, 2023 Signet had capital commitments of $107.0 million ($18.2 million at January 29, 2022). These commitments generally relate to store construction and capital investments in IT. Additionally, the Company has certain commitments to maintain or improve leased properties; however there are no minimum requirements or otherwise committed amounts for these projects as of January 28, 2023 or January 29, 2022.
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

On June 8, 2022, SJI and the Claimants reached a settlement agreement, which was subject to preliminary and final approval after notice to the class. The settlement provides for the dismissal of the arbitration with prejudice and includes payments by the Company totaling approximately $175 million. As a result of the settlement, the Company recorded a pre-tax charge of $187.9 million within other operating income (expense) in the consolidated statement of operations during Fiscal 2023. The settlement charge includes the payments to the Claimants, estimated employer payroll taxes, class administration fees and Claimants’ counsel attorney fees and costs. The arbitrator issued a preliminary approval of the settlement agreement on June 23, 2022 and a final approval order on November 15, 2022. The parties sought the SDNY’s confirmation of the arbitrator’s final approval award and on March 14, 2023, received the order confirming the award. The Company expects to fund the settlement in the first quarter of Fiscal 2024.

Closed matters
Shareholder actions
As previously reported, on March 16, 2020, the Company entered into an agreement to settle a consolidated class action filed against the Company and certain former executives by various shareholders of the Company (the “Consolidated Action”). As a result of the settlement, the Company recorded a charge of $33.2 million during the fourth quarter of Fiscal 2020 in other operating income (loss), which includes administration costs of $0.6 million and was recorded net of expected recoveries from the Company’s insurance carriers of $207.4 million. The settlement was fully funded in the second quarter of Fiscal 2021, and the Company contributed approximately $35 million of the $240 million settlement payment, net of insurance proceeds and including the impact of foreign currency. The Court granted final approval of the settlement on July 21, 2020.
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
Other matters
In February 2023, the Company received an unfavorable ruling under a private arbitration involving a dispute with a vendor alleging breach of contract. The matter was heard before the International Centre for Dispute Resolution, a division of the AAA. As a result of this ruling, during the fourth quarter of Fiscal 2023, the Company recorded a pre-tax charge of $15.9 million within other operating income (expense) in the consolidated statement of operations. This was paid in March 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The directors review the effectiveness of Signet’s system of internal controls in the financial, operational, compliance and risk management areas.
Signet’s disclosure controls and procedures are designed to help ensure that processes and procedures for information management are in place at all levels of the business. The disclosure controls and procedures aim to provide reasonable assurance that any information disclosed by Signet in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and Chief Financial, Strategy & Services Officer (principal financial officer), as appropriate to allow timely decisions to be made regarding required disclosure.
Based on their evaluation of Signet’s disclosure controls and procedures, as of January 28, 2023 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial, Strategy & Services Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of January 28, 2023.
Management has excluded from the scope of its assessment of the effectiveness of internal control over financial reporting as of January 28, 2023, the operations and related assets of Blue Nile, Inc. (the “Acquiree”), which was acquired on August 19, 2022. The Acquiree’s total assets and total sales represented approximately 8% and 3% of the Company's respective consolidated total assets and total sales as of and for the year ended January 28, 2023.
The Company’s independent registered public accounting firm, KPMG LLP, audited the Fiscal 2023 consolidated financial statements of Signet and has also audited the effectiveness of internal control over financial reporting as of January 28, 2023. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.
Changes in internal control over financial reporting
The Company is in the process of integrating Blue Nile, as described in Note 4 of Item 8 within this Annual Report on Form 10-K, into the Company’s overall internal control over financial reporting framework.
Except as described above, there were no changes in internal control over financial reporting during the quarter ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 10 of this Part III concerning directors, executive officers and corporate governance may be found under the captions “Proposal 1: Election of Directors”, “Corporate Governance Guidelines and Code of Conduct and Ethics”, “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” (to the extent reported) in our definitive proxy statement for our 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation” and “Director Compensation” in the 2023 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2023 Proxy Statement set forth under the captions “Ownership of the Company” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2023 Proxy Statement set forth under the captions “Proposal 1: Election of Directors”, “Board Leadership Structure and Composition”, “Board Committees” and “Transactions with Related Parties” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company’s independent registered public accounting firm is KPMG LLP, Cleveland, Ohio, USA and with a PCAOB Firm ID Number of 185.
The information in the 2023 Proxy Statement set forth under the caption “Proposal 2: Appointment of Independent Auditor and Authorization of the Audit Committee to Determine its Compensation” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE
(a) (1) The following consolidated financial statements are included in Item 8:

Consolidated statements of operations for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021	61

Consolidated statements of comprehensive income (loss) for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021	62

Consolidated balance sheets as of January 28, 2023 and January 29, 2022	63

Consolidated statements of cash flows for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021	64

Consolidated statements of shareholders’ equity for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021	65

Notes to the consolidated financial statements	66

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

2.3#
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

10.3†	Signet Jewelers Limited 2009 Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.4†	Signet Jewelers Limited Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 Filed July 1, 2020).

10.5†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (June 2018 through June 2020 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018).

10.6†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (June 2020 through Fiscal 2022 Awards) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 19, 2021).

10.7†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (Post February 2022 Awards) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.8†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (June 2020 through Fiscal 2022 Awards) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 19, 2021).

10.9†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (Post February 2022 Awards) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.10†	Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.11†
Irish Sub-Plan established pursuant to the Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.12†	Signet Jewelers Limited Employee Share Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.13†	Signet Jewelers Limited Short-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.14†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2012).

10.15†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.16
Investment Agreement, dated as of August 24, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, L.P. and Green Equity Investors Side VI, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2016).

10.17
Shareholders’ Agreement by and among Signet Jewelers Limited, Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, dated as of October 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2016).

10.18
Registration Rights Agreement, dated as of October 5, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, LP, Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2016).

10.19
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

10.20
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

10.21
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

10.22*
Third Amendment to Credit Agreement, dated as of March 9, 2023, among Signet Jewelers Limited, as holdings; Signet Group Limited, as the lead administrative borrower; Signet Group Treasury Services Inc., Sterling Jewelers Inc., Signet Trading Limited, Zale Canada Co., Sterling Inc., Zale Delaware Inc., R2Net Inc., R2Net Manufacturing Inc., Diamonds Direct USA Inc., Blue Nile, Inc. and Blue Nile, LLC, each as a borrower; the lenders and issuers party thereto; and Bank of America, N.A., as administrative agent, collateral agent and security trustee.

10.23†
Amended and Restated Termination Protection Agreement dated March 15, 2022 between Sterling Jewelers Inc. and Virginia Drosos (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed September 1, 2022).

10.24†
Form of Amended and Restated Termination Protection Agreement for members of senior leadership of Signet Jewelers Limited, including its executive officers (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.25†
Form of Termination Protection Agreement for members of senior leadership of Signet Jewelers Limited, including its executive officers (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.26†
Amended and Restated Personal Employment Agreement, dated March 15, 2022 between R2Net Israel Ltd. and Oded Edelman (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

21.1*	Subsidiaries of Signet Jewelers Limited.

22.1*	List of Subsidiary Guarantors.

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 16, 2023	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial, Strategy & Services Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

March 16, 2023	By:	/s/ Virginia C. Drosos	Chief Executive Officer (Principal Executive Officer and Director)
Virginia C. Drosos

March 16, 2023	By:	/s/ Joan Hilson	Chief Financial, Strategy & Services Officer (Principal Financial Officer)
Joan Hilson

March 16, 2023	By:	/s/ Vincent N. Ciccolini	Senior Vice President Finance & Chief Accounting Officer (Principal Accounting Officer)
Vincent N. Ciccolini

March 16, 2023	By:	/s/ H. Todd Stitzer	Chairman of the Board
H. Todd Stitzer

March 16, 2023	By:	/s/ André Branch	Director
André Branch

March 16, 2023	By:	/s/ R. Mark Graf	Director
R. Mark Graf

March 16, 2023	By:	/s/ Zackery A. Hicks	Director
Zackery A. Hicks

March 16, 2023	By:	/s/ Helen E. McCluskey	Director
Helen E. McCluskey

March 16, 2023	By:	/s/ Sharon L. McCollam	Director
Sharon L. McCollam

March 16, 2023	By:	/s/ Nancy A. Reardon	Director
Nancy A. Reardon

March 16, 2023	By:	/s/ Jonathan Seiffer	Director
Jonathan Seiffer

March 16, 2023	By:	/s/ Brian Tilzer	Director
Brian Tilzer

March 16, 2023	By:	/s/ Eugenia M. Ulasewicz	Director
Eugenia M. Ulasewicz

March 16, 2023	By:	/s/ Dontá Wilson	Director
Dontá Wilson