Form 10-Q
period 2023-04-29
SIGNET JEWELERS LTD
filed 2023-06-08
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 29, 2023 or

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Common Shares, $0.18 par value, 45,408,751 shares as of June 2, 2023

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	April 29, 2023	April 30, 2022	Notes
Sales	$1,668.0	$1,838.3	3
Cost of sales	(1,036.0)	(1,114.6)
Gross margin	632.0	723.7
Selling, general and administrative expenses	(530.4)	(533.1)
Other operating income (expense)	0.1	(190.4)	19
Operating income	101.7	0.2	5
Interest income (expense), net	5.6	(4.4)
Other non-operating expense, net	(0.4)	(134.5)	19
Income (loss) before income taxes	106.9	(138.7)
Income taxes	(9.5)	55.2	10
Net income (loss)	$97.4	$(83.5)
Dividends on redeemable convertible preferred shares	(8.6)	(8.6)	7
Net income (loss) attributable to common shareholders	$88.8	$(92.1)

Earnings (loss) per common share:
Basic	$1.96	$(1.89)	8
Diluted	$1.79	$(1.89)	8
Weighted average common shares outstanding:
Basic	45.3	48.8	8
Diluted	54.5	48.8	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	April 29, 2023			April 30, 2022
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$97.4			$(83.5)
Other comprehensive (loss) income:
Foreign currency translation adjustments	1.2	—	1.2	(16.8)	—	(16.8)
Available-for-sale securities:
Unrealized loss	—	—	—	(0.3)	—	(0.3)
Cash flow hedges:
Unrealized (loss) gain	(0.2)	—	(0.2)	1.2	(0.2)	1.0
Reclassification adjustment for gains to earnings	(0.5)	0.1	(0.4)	—	—	—
Pension plan:
Actuarial loss	—	—	—	(0.5)	0.1	(0.4)
Reclassification adjustment for amortization of actuarial losses to earnings	—	—	—	0.9	(0.2)	0.7
Reclassification adjustment for amortization of net prior service costs to earnings	—	—	—	0.1	—	0.1
Reclassification adjustment for pension settlement (gain) loss to earnings	0.2	(4.1)	(3.9)	131.9	(25.0)	106.9
Total other comprehensive (loss) income	$0.7	$(4.0)	$(3.3)	$116.5	$(25.3)	$91.2
Total comprehensive income			$94.1			$7.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	April 29, 2023	January 28, 2023	April 30, 2022	Notes
Assets
Current assets:
Cash and cash equivalents	$655.9	$1,166.8	$927.6
Accounts receivable	19.8	14.5	17.1
Other current assets	178.5	165.9	209.9
Income taxes	45.4	9.6	144.7
Inventories	2,183.5	2,150.3	2,216.2	12
Total current assets	3,083.1	3,507.1	3,515.5
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,372.8 (January 28, 2023 and April 30, 2022: $1,352.7 and $1,265.9, respectively)	568.2	586.5	561.1
Operating lease right-of-use assets	1,072.7	1,049.3	1,141.8	13
Goodwill	751.4	751.7	486.4	14
Intangible assets, net	406.8	407.4	313.5	14
Other assets	286.2	281.7	232.4
Deferred tax assets	37.0	36.7	35.6
Total assets	$6,205.4	$6,620.4	$6,286.3
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Accounts payable	$701.5	$879.0	$880.7
Accrued expenses and other current liabilities	378.1	638.7	610.6
Deferred revenue	368.7	369.5	336.9	3
Operating lease liabilities	273.9	288.2	287.2	13
Income taxes	53.3	72.7	24.4
Total current liabilities	1,775.5	2,248.1	2,139.8
Non-current liabilities:
Long-term debt	147.5	147.4	147.1	17
Operating lease liabilities	902.0	894.7	948.1	13
Other liabilities	96.8	100.1	103.7
Deferred revenue	874.9	880.1	867.1	3
Deferred tax liabilities	172.9	117.6	171.1
Total liabilities	3,969.6	4,388.0	4,376.9
Commitments and contingencies				20
Redeemable Series A Convertible Preference Shares $0.01 par value: authorized 500 shares, 0.625 shares outstanding (January 28, 2023 and April 30, 2022: 0.625 shares outstanding, respectively)	654.3	653.8	652.6	6
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 45.4 shares outstanding (January 28, 2023 and April 30, 2022: 44.9 and 46.5 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	210.5	259.7	236.8
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 24.6 shares (January 28, 2023 and April 30, 2022: 25.1 and 23.5 shares, respectively)	(1,556.5)	(1,574.7)	(1,474.2)
Retained earnings	3,182.0	3,144.8	2,740.9
Accumulated other comprehensive loss	(267.5)	(264.2)	(259.7)	9
Total shareholders’ equity	1,581.5	1,578.6	1,256.8
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,205.4	$6,620.4	$6,286.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Operating activities
Net income (loss)	$97.4	$(83.5)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	43.1	40.0
Amortization of unfavorable contracts	(0.5)	(0.5)
Share-based compensation	11.3	10.5
Deferred taxation	51.5	(14.9)
Pension settlement loss	0.2	131.9
Other non-cash movements	2.3	5.1
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(5.4)	2.8
Increase in other assets and other receivables	(22.2)	(7.3)
Increase in inventories	(29.8)	(167.3)
Decrease in accounts payable	(170.3)	(23.6)
(Decrease) increase in accrued expenses and other liabilities	(264.9)	105.1
Change in operating lease assets and liabilities	(31.3)	(4.4)
(Decrease) increase in deferred revenue	(7.8)	5.4
Change in income tax receivable and payable	(55.4)	(125.6)
Pension plan contributions	—	(9.2)
Net cash used in operating activities	(381.8)	(135.5)
Investing activities
Purchase of property, plant and equipment	(27.1)	(20.8)
Acquisitions	—	(1.9)
Other investing activities, net	—	0.5
Net cash used in investing activities	(27.1)	(22.2)
Financing activities
Dividends paid on common shares	(9.0)	(9.0)
Dividends paid on redeemable convertible preferred shares	(8.2)	(8.2)
Repurchase of common shares	(39.1)	(268.2)
Other financing activities, net	(44.4)	(40.2)
Net cash used in financing activities	(100.7)	(325.6)
Cash and cash equivalents at beginning of period	1,166.8	1,418.3
Decrease in cash and cash equivalents	(509.6)	(483.3)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(7.4)
Cash and cash equivalents at end of period	$655.9	$927.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2023	$12.6	$259.7	$0.4	$(1,574.7)	$3,144.8	$(264.2)	$1,578.6
Net income	—	—	—	—	97.4	—	97.4
Other comprehensive loss	—	—	—	—	—	(3.3)	(3.3)
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.4)	—	(10.4)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(39.1)	—	—	(39.1)
Net settlement of equity-based awards	—	(60.5)	—	57.3	(41.2)	—	(44.4)
Share-based compensation expense	—	11.3	—	—	—	—	11.3
Balance at April 29, 2023	$12.6	$210.5	$0.4	$(1,556.5)	$3,182.0	$(267.5)	$1,581.5

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 29, 2022	$12.6	$231.2	$0.4	$(1,206.7)	$2,877.4	$(350.9)	$1,564.0
Net loss	—	—	—	—	(83.5)	—	(83.5)
Other comprehensive income	—	—	—	—	—	91.2	91.2
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.3)	—	(9.3)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	50.0	—	(318.2)	—	—	(268.2)
Net settlement of equity-based awards	—	(54.9)	—	50.7	(35.1)	—	(39.3)
Share-based compensation expense	—	10.5	—	—	—	—	10.5
Balance at April 30, 2022	$12.6	$236.8	$0.4	$(1,474.2)	$2,740.9	$(259.7)	$1,256.8
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
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as for a substantial portion of the annual operating profit.
Basis of preparation
The condensed consolidated financial statements of Signet are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Intercompany transactions and balances have been eliminated in consolidation. Signet has reclassified certain prior year amounts to conform to the current year presentation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the SEC on March 16, 2023.
Use of estimates
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of inventories, deferred revenue, employee compensation, income taxes, contingencies, leases, asset impairments for goodwill, indefinite-lived intangible and long-lived assets and the depreciation and amortization of long-lived assets.
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2024 and Fiscal 2023 refer to the 53-week period ending February 3, 2024 and the 52-week period ended January 28, 2023, respectively. Within these condensed consolidated financial statements, the first quarter of the relevant fiscal years 2024 and 2023 refer to the 13 weeks ended April 29, 2023 and April 30, 2022, respectively.
Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International reportable segment and Canada as part of the North America reportable segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the condensed consolidated balance sheet dates, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within other operating income (expense) within the condensed consolidated statements of operations.
See Note 9 for additional information regarding the Company’s foreign currency translation.
2. New accounting pronouncements
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
New accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during Fiscal 2024 that have had a material impact on the Company’s financial position or results of operations.

New accounting pronouncements issued but not yet adopted
There are no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company’s financial position or results of operations in future periods.
3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by banner, for the 13 weeks ended April 29, 2023 and April 30, 2022:

	13 weeks ended April 29, 2023				13 weeks ended April 30, 2022
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$602.2	$—	$—	$602.2	$667.3	$—	$—	$667.3
Zales	295.4	—	—	295.4	347.7	—	—	347.7
Jared	274.0	—	—	274.0	314.1	—	—	314.1
Digital banners (1) (2)	168.2	—	—	168.2	93.3			93.3
Diamonds Direct	88.2	—	—	88.2	106.3	—	—	106.3
Banter by Piercing Pagoda	85.5	—	—	85.5	119.0	—	—	119.0
Peoples	38.2	—	—	38.2	45.4	—	—	45.4
International segment banners	—	93.0	—	93.0	—	110.0	—	110.0
Other (3)	9.5	—	13.8	23.3	11.9	—	23.3	35.2
Total sales	$1,561.2	$93.0	$13.8	$1,668.0	$1,705.0	$110.0	$23.3	$1,838.3
(1) Includes sales from the Company’s digital banners, James Allen and Blue Nile.
(2) Includes Blue Nile sales since the date of acquisition on August 19, 2022. See Note 4 for further details.
(3) Other primarily includes sales from Signet’s diamond sourcing initiative, loose diamonds and Rocksbox.
The following table provides the Company’s total sales, disaggregated by major product, for the 13 weeks ended April 29, 2023 and April 30, 2022:

	13 weeks ended April 29, 2023				13 weeks ended April 30, 2022
(in millions)	North America	International	Other	Consolidated	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$727.7	$41.0	$—	$768.7	$800.7	$50.1	$—	$850.8
Fashion	571.4	15.6	—	587.0	656.5	17.7	—	674.2
Watches	44.8	30.1	—	74.9	51.5	35.2	—	86.7
Services (1)	175.8	6.3	—	182.1	166.0	7.0	—	173.0
Other (2)	41.5	—	13.8	55.3	30.3	—	23.3	53.6
Total sales	$1,561.2	$93.0	$13.8	$1,668.0	$1,705.0	$110.0	$23.3	$1,838.3
(1) Services primarily includes sales from service plans, repairs and subscriptions.
(2) Other primarily includes sales from Signet’s diamond sourcing initiative and other miscellaneous non-jewelry sales.
(3) Certain amounts have been reclassified between the bridal, fashion, and other categories to conform to the Company’s current product categorizations.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 weeks ended April 29, 2023 and April 30, 2022:

	13 weeks ended April 29, 2023				13 weeks ended April 30, 2022
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,191.0	$76.8	$—	$1,267.8	$1,396.5	$89.9	$—	$1,486.4
E-commerce	364.4	16.2	—	380.6	300.4	20.1	—	320.5
Other (1)	5.8	—	13.8	19.6	8.1	—	23.3	31.4
Total sales	$1,561.2	$93.0	$13.8	$1,668.0	$1,705.0	$110.0	$23.3	$1,838.3
(1) Other primarily includes sales from Signet’s diamond sourcing initiative and loose diamonds.

Extended service plans (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in either the overall claims pattern or the life over which the Company is expected to fulfill its obligations under the warranty, could result in material change to revenues. All direct costs associated with the sale of ESP are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees.
Deferred ESP selling costs
Unamortized deferred ESP selling costs as of April 29, 2023, January 28, 2023 and April 30, 2022 were as follows:

(in millions)	April 29, 2023	January 28, 2023	April 30, 2022
Other current assets	$28.4	$29.2	$27.9
Other assets	84.1	85.4	87.3
Total deferred ESP selling costs	$112.5	$114.6	$115.2
Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $10.9 million during the 13 weeks ended April 29, 2023 and $10.8 million during the 13 weeks ended April 30, 2022.
Deferred revenue
Deferred revenue as of April 29, 2023, January 28, 2023 and April 30, 2022 was as follows:

(in millions)	April 29, 2023	January 28, 2023	April 30, 2022
ESP deferred revenue	$1,149.4	$1,159.5	$1,125.9
Other deferred revenue (1)	94.2	90.1	78.1
Total deferred revenue	$1,243.6	$1,249.6	$1,204.0

Disclosed as:
Current liabilities	$368.7	$369.5	$336.9
Non-current liabilities	874.9	880.1	867.1
Total deferred revenue	$1,243.6	$1,249.6	$1,204.0
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
ESP deferred revenue, beginning of period	$1,159.5	$1,116.5
Plans sold (1)	113.4	123.8
Revenue recognized (2)	(123.5)	(114.4)
ESP deferred revenue, end of period	$1,149.4	$1,125.9
(1) Includes impact of foreign exchange translation.
(2) The Company recognized sales of $86.7 million and $79.2 million during the 13 weeks ended April 29, 2023 and April 30, 2022, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP.
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
The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from Blue Nile at the date of acquisition:

(in millions)
Inventories	$87.9
Property, plant and equipment	33.1
Operating lease right-of-use assets	39.1
Intangible assets	96.0
Other assets	21.0
Identifiable assets acquired	277.1

Accounts payable	73.2
Deferred revenue	16.5
Operating lease liabilities	38.5
Other liabilities	16.6
Liabilities assumed	144.8
Identifiable net assets acquired	132.3
Goodwill	257.6
Net assets acquired	$389.9
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
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Sales:
North America segment	$1,561.2	$1,705.0
International segment	93.0	110.0
Other segment	13.8	23.3
Total sales	$1,668.0	$1,838.3

Operating income (loss):
North America segment (1)	$124.7	$24.8
International segment	(6.9)	(6.4)
Other segment	(0.7)	3.0
Corporate and unallocated expenses	(15.4)	(21.2)
Total operating income	101.7	0.2
Interest income (expense), net	5.6	(4.4)
Other non-operating expense, net	(0.4)	(134.5)
Income (loss) before income taxes	$106.9	$(138.7)
(1)    Operating income during the 13 weeks ended April 29, 2023 includes $7.8 million of integration costs, primarily severance and retention, and exit and disposal costs incurred for the integration of Blue Nile and a $3.0 million credit to income related to the adjustment of a prior litigation accrual.
Operating income during the 13 weeks ended April 30, 2022 includes $4.4 million of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct acquisition and $190.0 million related to pre-tax litigation charges.
See Note 20 for additional information.
6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 redeemable Series A Convertible Preference Shares (“Preferred Shares”) to certain affiliates of Leonard Green & Partners, L.P., for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. Preferred shareholders are entitled to a cumulative dividend at the rate of 5% per annum, payable quarterly in arrears either in cash or by increasing the stated value of the Preferred Shares. The Company has declared all Preferred Share dividends in Fiscal 2024 and Fiscal 2023 payable in cash. Refer to Note 7 for additional discussion of the Company’s dividends on Preferred Shares.

(in millions, except conversion rate and conversion price)	April 29, 2023	January 28, 2023	April 30, 2022
Conversion rate	12.3939	12.3939	12.2297
Conversion price	$80.6849	$80.6849	$81.7682
Potential impact of preferred shares if-converted to common shares	8.1	8.1	8.0
Liquidation preference (1)	$665.1	$665.1	$665.0
(1) Includes the Stated Value of the Preferred Shares plus any declared but unpaid dividends
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the Preferred Shares carrying value and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $11.1 million as of April 29, 2023 (January 28, 2023 and April 30, 2022: $10.7 million and $9.4 million, respectively).
Accretion of $0.4 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 weeks ended April 29, 2023 ($0.4 million for the 13 weeks ended April 30, 2022).

7. Shareholders’ equity
Dividends on Common Shares
Dividends declared on the common shares during the 13 weeks ended April 29, 2023 and April 30, 2022 were as follows:

	Fiscal 2024		Fiscal 2023
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter (1)	$0.23	$10.4	$0.20	$9.3
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of April 29, 2023 and April 30, 2022, there was $10.4 million and $9.3 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the first quarter of Fiscal 2024 and Fiscal 2023, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 13 weeks ended April 29, 2023 and April 30, 2022 were as follows:

	Fiscal 2024		Fiscal 2023
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter (1)	$13.14	$8.2	$13.14	$8.2
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of April 29, 2023 and April 30, 2022, there was $8.2 million and $8.2 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on the Preferred Shares declared for the first quarter of Fiscal 2024 and Fiscal 2023, respectively.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net income (loss) attributable to common shareholders during the 13 weeks ended April 29, 2023 or April 30, 2022. See Note 6 for additional discussion of the Company’s Preferred Shares.
Share repurchases
Signet may from time to time repurchase common shares under various share repurchase programs authorized by Signet’s Board. Repurchases may be made in the open market, through block trades, through accelerated share repurchase agreements or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The repurchase programs are funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares are held as treasury shares and used by Signet primarily for issuance of share based awards, or for general corporate purposes.
Signet’s Board of Directors (the “Board”) authorized repurchases to be made under the 2017 Share Repurchase Program (the “2017 Program”). Through the end of Fiscal 2023, the total authorization under the 2017 Program had been increased to $1.7 billion, with $537.3 million remaining as of January 28, 2023. In March 2023, the Board approved a further increase to the multi-year authorization under the 2017 Program bringing the total remaining authorization to approximately $775 million. Since inception of the 2017 Program, the Company has repurchased approximately $1.2 billion of shares, with an additional $761.2 million of shares authorized for repurchase remaining as of April 29, 2023.
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
The share repurchase activity during the 13 weeks ended April 29, 2023 and April 30, 2022 was as follows:

	13 weeks ended April 29, 2023			13 weeks ended April 30, 2022
(in millions, except per share amounts	Shares repurchased	Amount repurchased (2)	Average repurchase price per share (2)	Shares repurchased	Amount repurchased (1)(2)	Average repurchase price per share(2)
2017 Program	0.5	$39.1	$74.95	4.3	$318.2	$73.42
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

8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	April 29, 2023	April 30, 2022
Numerator:
Net income (loss) attributable to common shareholders	$88.8	$(92.1)
Denominator:
Weighted average common shares outstanding	45.3	48.8
EPS – basic	$1.96	$(1.89)
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
The computation of diluted EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	April 29, 2023	April 30, 2022
Numerator:
Net income (loss) attributable to common shareholders	$88.8	$(92.1)
Add: Dividends on preferred shares	8.6	—
Numerator for diluted EPS	$97.4	$(92.1)
Denominator:
Basic weighted average common shares outstanding	45.3	48.8
Plus: Dilutive effect of share awards	1.1	—
Plus: Dilutive effect of preferred shares	8.1	—
Diluted weighted average common shares outstanding	54.5	48.8
EPS – diluted	$1.79	$(1.89)
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Share awards	—	2.4
Potential impact of preferred shares	—	8.0
Total antidilutive shares	—	10.4

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service costs	Accumulated other comprehensive income (loss)
Balance at January 28, 2023	$(268.4)	$(0.2)	$0.5	$3.9	$—	$(264.2)
Other comprehensive income (loss) (“OCI”) before reclassifications	1.2	—	(0.2)	—	—	1.0
Amounts reclassified from AOCI to earnings	—	—	(0.4)	(3.9)	—	(4.3)
Net current period OCI	1.2	—	(0.6)	(3.9)	—	(3.3)
Balance at April 29, 2023	$(267.2)	$(0.2)	$(0.1)	$—	$—	$(267.5)
The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022	Statement of operations caption
Gains on cash flow hedges:
Foreign currency contracts	$(0.5)	$—	Cost of sales (see Note 15)
Total before income tax	(0.5)	—
Income taxes	0.1	—
Net of tax	(0.4)	—

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	—	0.9	Other non-operating expense, net (see Note 21)
Amortization of unrecognized net prior service costs	—	0.1	Other non-operating expense, net (see Note 21)
Pension settlement loss	0.2	131.9	Other non-operating expense, net (see Note 21)
Total before income tax	0.2	132.9
Income taxes	(4.1)	(25.2)
Net of tax	(3.9)	107.7

Total reclassifications, net of tax	$(4.3)	$107.7
10. Income taxes

	13 weeks ended
	April 29, 2023	April 30, 2022
Estimated annual effective tax rate before discrete items	18.6%	20.6%
Discrete items recognized	(9.7)%	19.2%
Effective tax rate recognized in statements of operations	8.9%	39.8%
During the 13 weeks ended April 29, 2023, the Company’s effective tax rate was lower than the US federal income tax rate, primarily as a result of the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefits recognized in the 13 weeks ended April 29, 2023. The discrete tax benefits relate to the reclassification of remaining taxes on the pension settlement out of AOCI of $4.1 million and the excess tax benefit for share-based compensation which vested during the quarter of $7.6 million.

The Company’s effective tax rate for the same period during the prior year was higher than the US federal income tax rate primarily due to the discrete tax benefits related to litigation charges of $47.7 million, the reclassification of the pension settlement loss out of AOCI of $25.0 million and the excess tax benefit for share-based compensation which vested during the first quarter of $13.0 million.

As of April 29, 2023, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of January 28, 2023.
11. Credit transactions
Credit card outsourcing programs
The Company has entered into various agreements with Comenity Bank (“Comenity”) and Genesis Financial Solutions (“Genesis”) through its subsidiaries Sterling Jewelers Inc. (“Sterling”) and Zale Delaware, Inc. (“Zale”), to outsource its private label credit card programs. Under the original agreements, Comenity provided credit services to all prime credit customers for the Sterling banners and to all credit card customers for the Zale banners. In May 2021, both the Sterling and Zale agreements (“Program Agreements”) with Comenity and Genesis were amended and restated to provide credit services to prime and non-prime customers. In April 2023, the Program Agreements were further amended to, among other matters, extend the terms of the Program Agreements from December 31, 2025 to December 31, 2028.
12. Inventories
The following table summarizes the details of the Company’s inventories:

(in millions)	April 29, 2023	January 28, 2023	April 30, 2022
Raw materials	$69.0	$89.2	$107.2
Merchandise inventories	2,114.5	2,061.1	2,109.0
Total inventories	$2,183.5	$2,150.3	$2,216.2
13. Leases
Total lease costs consist of the following:

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Operating lease cost	$99.1	$97.4
Short-term lease cost	11.9	12.7
Variable lease cost	26.0	29.4
Sublease income	(0.2)	(0.6)
Total lease costs	$136.8	$138.9
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
In connection with the acquisition of Blue Nile on August 19, 2022, the Company recognized $96.0 million of indefinite-lived intangible assets and $257.6 million of goodwill, which are reported in the North America reportable segment. Refer to Note 4 for additional information.
Fiscal 2024
During the 13 weeks ended April 29, 2023, the Company completed its quarterly triggering event assessment and did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values.
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

Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 28, 2023 (1)	$751.7
Acquisitions (2)	(0.3)
Balance at April 29, 2023 (1)	$751.4
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million as of April 29, 2023 and January 28, 2023.
(2)    The change in goodwill during the period primarily represents measurement period adjustments from the acquisition of Blue Nile.
Intangibles
Definite-lived intangible assets include trade names, technology and customer relationship assets. Indefinite-lived intangible assets consist of trade names. Both definite and indefinite-lived assets are recorded within intangible assets, net, on the condensed consolidated balance sheets. Intangible liabilities, net consists of unfavorable contracts and is recorded within accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets.
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	April 29, 2023			January 28, 2023			April 30, 2022
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$15.8	$(8.1)	$7.7	$15.8	$(7.6)	$8.2	$15.8	$(5.9)	$9.9
Indefinite-lived intangible assets (1)	399.1	—	399.1	399.2	—	399.2	303.6	—	303.6
Total intangible assets, net	$414.9	$(8.1)	$406.8	$415.0	$(7.6)	$407.4	$319.4	$(5.9)	$313.5

Intangible liabilities, net	$(38.0)	$33.1	$(4.9)	$(38.0)	$32.6	$(5.4)	$(38.0)	$31.3	$(6.7)
(1) The change in the indefinite-lived intangible asset balances during the periods presented was due to the addition of Blue Nile trade name of $96.0 million and the impact of foreign currency translation.
15. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of financing. The only risk that the Company is currently utilizing financial derivatives to mitigate is foreign currency risk. Signet does not enter into derivative transactions for speculative purposes.
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of April 29, 2023 was $16.6 million (January 28, 2023 and April 30, 2022: $25.9 million and $18.8 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (January 28, 2023 and April 30, 2022: 12 months and 11 months, respectively). The fair value of outstanding contracts as well as related activity were not material for the periods presented.
There were no discontinued cash flow hedges during the 13 weeks ended April 29, 2023 and April 30, 2022 as all forecasted transactions are expected to occur as originally planned. As of April 29, 2023, based on current valuations, the Company expects approximately $0.1 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of April 29, 2023 was $33.5 million (January 28, 2023 and April 30, 2022: $27.3 million and $95.5 million, respectively).
The Company recognized losses of $0.2 million and $4.8 million during the 13 weeks ended April 29, 2023 and April 30, 2022, respectively, related to these derivative instruments within other operating expense in the condensed consolidated statements of operations.

The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of April 29, 2023, Signet believes that this credit risk did not materially change the fair value of the foreign currency contracts.
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

	April 29, 2023			January 28, 2023			April 30, 2022
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.8	$5.8	$—	$5.7	$5.7	$—	$4.4	$4.4	$—
Foreign currency contracts	0.1	—	0.1	0.1	—	0.1	1.2	—	1.2
US government agency securities	0.5	—	0.5	0.5	—	0.5	2.0	—	2.0
Corporate bonds and notes	3.4	—	3.4	3.4	—	3.4	5.2	—	5.2
Total assets	$9.8	$5.8	$4.0	$9.7	$5.7	$4.0	$12.8	$4.4	$8.4

Liabilities:
Foreign currency contracts	$(0.7)	$—	$(0.7)	$(0.7)	$—	$(0.7)	$(2.8)	$—	$(2.8)
Total liabilities	$(0.7)	$—	$(0.7)	$(0.7)	$—	$(0.7)	$(2.8)	$—	$(2.8)
Investments in US Treasury securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. The fair value of derivative financial instruments have been determined based on market value equivalents on the condensed consolidated balance sheet date, taking into account the current interest rate environment, foreign currency forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 15 for additional information related to the Company’s derivatives.
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.
The fair value of long-term debt instruments were determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	April 29, 2023		January 28, 2023		April 30, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$147.5	$144.3	$147.4	$144.9	$147.1	$147.2

17. Loans, overdrafts and long-term debt

(in millions)	April 29, 2023	January 28, 2023	April 30, 2022
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.7	$147.7	$147.7
Gross debt	$147.7	$147.7	$147.7
Less: Unamortized debt issuance costs	(0.2)	(0.3)	(0.6)
Total long-term debt	$147.5	$147.4	$147.1
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
Asset-based credit facility
On September 27, 2019, the Company entered into a senior secured asset-based credit facility consisting of (i) a revolving credit facility in an aggregate committed amount of $1.5 billion (the “ABL Revolving Facility”) and (ii) a first-in last-out term loan facility in an aggregate principal amount of $100.0 million (the “FILO Term Loan Facility” and, together with the ABL Revolving Facility, the “ABL Facility”). During Fiscal 2021, the Company fully repaid the FILO Term Loan Facility.
On July 28, 2021, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to amend the ABL Facility. The Second Amendment extended the maturity of the ABL Facility from September 27, 2024 to July 28, 2026 and allows the Company to increase the size of the ABL Facility by up to $600 million.
The Company had no outstanding borrowings on the ABL Revolving Facility for the periods presented and its available borrowing capacity was $1.3 billion as of April 29, 2023.
18. Warranty reserve
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

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Warranty reserve, beginning of period	$40.8	$36.0
Warranty expense	3.5	4.7
Utilized (1)	(3.0)	(3.0)
Warranty reserve, end of period	$41.3	$37.7
(1)     Includes impact of foreign exchange translation.

(in millions)	April 29, 2023	January 28, 2023	April 30, 2022
Disclosed as:
Accrued expense and other current liabilities	$11.4	$11.3	$10.6
Other liabilities - non-current	29.9	29.5	27.1
Total warranty reserve	$41.3	$40.8	$37.7

19. Other operating income (expense) and non-operating expense, net
The following table provides the components of other operating income (expense) for the 13 weeks ended April 29, 2023 and April 30, 2022:

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Litigation charges (1)	$3.0	$(190.0)
Other	(2.9)	(0.4)
Other operating income (expense)	$0.1	$(190.4)
(1)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual. See Note 20 for additional information.
The following table provides the components of other non-operating expense, net for the 13 weeks ended April 29, 2023 and April 30, 2022:

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Pension settlement loss (1)	$(0.2)	$(131.9)
Other	(0.2)	(2.6)
Other non-operating expense, net	$(0.4)	$(134.5)
(1)    See Note 21 for additional information.
20. Commitments and contingencies
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
On June 8, 2022, SJI and the Claimants reached a settlement agreement, which was subject to preliminary and final approval after notice to the class. The settlement provides for the dismissal of the arbitration with prejudice and includes payments by the Company totaling approximately $175 million. As a result of the settlement, the Company recorded a pre-tax charge of $190 million within other operating expense in the condensed consolidated statement of operations during the first quarter ended April 30, 2022. This settlement charge included the payments to the Claimants, estimated employer payroll taxes, class administration fees and Claimants’ counsel attorney fees and costs. The arbitrator issued a preliminary approval of the settlement agreement on June 23, 2022 and a final approval order on November 15, 2022. The parties sought the SDNY’s confirmation of the arbitrator’s final approval award, and on March 14, 2023, received the order confirming the award. Based on the final assessment of employer payroll taxes due, the final settlement amount was reduced to approximately $185 million, which was fully funded by the Company in the first quarter of Fiscal 2024.
Previously settled matters
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

21. Retirement plans
Signet provided a defined benefit pension plan in the UK (the “Pension Scheme”) to participating eligible employees. The Pension Scheme ceased to admit new employees effective April 2004. In September 2017, the Company approved an amendment to freeze benefit accruals under the Pension Scheme in an effort to reduce anticipated future pension expense. As a result of this amendment, the Company froze the pension plan for all participants with an effective date of October 2019 as elected by the plan participants. All future benefit accruals under the plan ceased as of that date.
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
Under the terms of the Agreement, SGL has contributed £15.0 million to date (approximately $20.1 million) to the Pension Scheme to enable the Trustee to pay for any costs incurred by the Trustee as part of the Transactions. The Company expects to contribute up to $1.0 million to the Pension Scheme in Fiscal 2024, subject to the level of remaining funding required for the completion of the Transactions described above, including the wind-up of the Pension Scheme.
On April 22, 2022, the Trustee entered into a Deed Poll agreement with Rothesay and a Deed of Assignment with SGL to facilitate the assignment of individual policies for a significant portion of the Transferred Participants (“Assigned Participants”). The Deed Poll and Deed of Assignment, collectively, irrevocably relieve SGL and the Trustee of its obligations under the policies to the Assigned Participants. As a result of the Deed Poll and Deed of Assignment, the Company determined that a transfer of all remaining risks has occurred with respect to these groups of participants. Thus, management concluded that the Company triggered settlement accounting and performed a remeasurement of the Pension Scheme, which resulted in a non-cash, pre-tax settlement charge of $131.9 million recorded within other non-operating expense, net within the condensed consolidated statement of operations during the first quarter of Fiscal 2023.
In the first quarter of Fiscal 2024, the Company recorded an additional non-cash, pre-tax settlement charge of $0.2 million within other non-operating expense, net within the condensed consolidated statement of operations. This charge was the result of the transfer of all remaining risks with respect to the final groups of participants from the Pension Scheme, which triggered settlement accounting.
The settlement charges recorded in Fiscal 2023 and Fiscal 2024 relate to the pro-rata recognition of previously unrecognized actuarial losses and prior service costs out of AOCI and into earnings associated with the buy-out of the benefit obligation. No further amounts remain unrecognized in AOCI as of April 29, 2023.
The components of net periodic benefit cost for the Pension Scheme are as follows:

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Components of net periodic benefit cost:
Interest cost	$—	$(0.9)
Expected return on plan assets	—	0.6
Amortization of unrecognized actuarial losses	—	(0.9)
Amortization of unrecognized net prior service costs	—	(0.1)
Pension settlement loss	(0.2)	(131.9)
Total net periodic benefit cost	$(0.2)	$(133.2)
All components of net periodic benefit cost are charged to other non-operating expense, net, in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis in this Item 2 is intended to provide the reader with information that will assist in understanding the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2023 Annual Report on Form 10-K filed with the SEC on March 16, 2023.
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 weeks ended April 29, 2023 and April 30, 2022.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: difficulty or delay in executing or integrating an acquisition, including Diamonds Direct and Blue Nile, or executing other major business or strategic initiatives, the negative impacts that the COVID-19 pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows, including without limitation risks relating to shifts in consumer spending away from the jewelry category due to disruptions in the dating cycle caused by the pandemic and the pace at which such impacts recover, trends toward more experiential purchases such as travel and the impacts of the expiration of government stimulus on overall consumer spending; general economic or market conditions, including impacts of inflation, the cessation of government stimulus programs (including the anticipated expiration of student loan relief), or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position, including due to the impacts of inflation and rising prices on necessities such as gas and groceries; disruptions in our supply chain; our ability to attract and retain labor; our ability to optimize our transformation strategies; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of our market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related to excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently proposed by the SEC; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to our information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans; or the impact of weather-related incidents, natural disasters, organized crime or theft, strikes, protests, riots or terrorism, acts of war (including the ongoing Russia-Ukraine conflict), or another public health crisis or disease outbreak, epidemic or pandemic on our business.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” and “Forward-Looking Statements” sections of Signet’s Fiscal 2023 Annual Report on Form 10-K filed with the SEC on March 16, 2023 and quarterly reports on Form 10-Q and the “Safe Harbor Statements” in current reports on Form 8-K filed with the SEC. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. The Company operated 2,778 retail locations as of April 29, 2023, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine banners, with the majority operating through both online and brick and mortar retail operations. The segment had 2,373 locations in the US and 93 locations in Canada as of April 29, 2023.
◦In the US, the segment operates under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and digital banners, James Allen and Blue Nile.
◦In Canada, the segment operates under the Peoples banner (Peoples Jewellers).
•The International reportable segment had 312 locations in the UK, Republic of Ireland and Channel Islands as of April 29, 2023, as well as maintains an online retail presence for its principal banners, H. Samuel and Ernest Jones.
Certain Company activities are managed in the “Other” segment for financial reporting purposes, including the Company’s diamond sourcing function and its diamond polishing factory in Botswana. See Note 5 of Item 1 for additional information regarding the Company’s reportable segments, and see Item 1 of Signet’s Fiscal 2023 Annual Report on Form 10-K for further background and description of the Company’s business.
Blue Nile acquisition
On August 19, 2022, the Company acquired all of the outstanding shares of Blue Nile, Inc. (“Blue Nile”), subject to the terms of a stock purchase agreement entered into on August 5, 2022. The total cash consideration was $389.9 million, net of cash acquired, including purchase price adjustments for working capital. Blue Nile is a leading online retailer of engagement rings and fine jewelry. The addition of Blue Nile brings Signet a younger, more affluent, and diverse customer to Signet’s banner portfolio that expands Signet’s accessible luxury tier. We believe the strategic acquisition of Blue Nile accelerates Signet's efforts to enhance its connected commerce capabilities and extend its digital leadership across the jewelry category – all to further achieve meaningful operating synergies for the consumers and create value for shareholders.
Overall performance
Signet’s total sales decreased by 9.3% during the first quarter of Fiscal 2024 compared to the same period in Fiscal 2023. Sales in the Company’s organic businesses were down year over year due to the continued impact of heightened inflationary pressure on consumers’ discretionary spending, as well as the decline in engagements during the first quarter of Fiscal 2024, which was anticipated, as further discussed below. These declines in the organic businesses were offset partially by the addition of Blue Nile to Signet’s portfolio in the second half of Fiscal 2023. During the first quarter of Fiscal 2024, the Company’s average merchandise transaction values (“ATV”) decreased by 0.9% in the North America reportable segment and increased by 8.1% in the International reportable segment. The decrease in North America ATV is due primarily to product mix and the softening in engagements as noted above, which generally carries products at higher price points.
During the remainder of Fiscal 2024, the Company intends to continue to execute the initiatives under its Inspiring Brilliance strategy, which is focused on the achievement of sustainable industry-leading growth with an annual double digit non-GAAP operating margin (see Non-GAAP Measures section for further information). The Company’s strategy focuses on sustainable enhancements to the differentiation of Signet’s banners, including the expansion of its accessible luxury portfolio, its connected commerce and digital capabilities and its initiatives to accelerate services and optimize its real estate footprint. As described in the Purpose and Strategy section within Item 1 of Signet’s Fiscal 2023 Annual Report on Form 10-K filed with the SEC on March 16, 2023, through its Inspiring Brilliance strategy, the Company is focused on leveraging its core strengths that it developed since the beginning of its transformation five years ago with the goal of creating a broader mid-market and increasing Signet’s share of that larger market as the industry leader.

Refer to the “Results of Operations” section below for further information on performance during the first quarter of Fiscal 2024.
Outlook
Following a year of heightened growth in Fiscal 2022, jewelry industry revenues softened in Fiscal 2023 and are now expected to be down more than the initial expectations of mid-single digits for Fiscal 2024, as further downward pressure on consumer discretionary spending is expected to continue. In addition, the Company expects headwinds to continue in engagements throughout Fiscal 2024, with some expected recovery in engagements later in the year and continuing to rebound in Fiscal 2025. It is anticipated that discretionary spending in jewelry will continue to be adversely impacted by rising prices on necessities such as gas and groceries, and could further impact sales of the Company’s product assortments at lower and mid-tier price points. Consumer spending may also be impacted by customers’ ability to obtain credit, as well as the anticipated expiration of student loan relief in mid-Fiscal 2024. The declines in the bridal category, driven by the headwinds in engagements, will also continue to result in a decrease in demand for products at higher price points. However, the magnitude and timing of both inflationary factors and the shift in spending are difficult to predict, as is whether these pressures will ultimately impact other product categories. Despite the current headwinds, the Company expects to continue strategic investments that differentiate Signet from its competitors, in particular investments in its banner value propositions, its services business, and its digital and data analytics capabilities. The Company believes that these strengths, as well as the addition of Diamonds Direct and Blue Nile to Signet’s portfolio, will continue to position Signet to gain market share and fuel a positive response from customers. Furthermore, the Company will continue its diligent and effective efforts to drive cost savings and leverage its flexible operating model.
The Company continues to monitor the impacts of certain macroeconomic factors on its business, such as inflation and the conflict in Ukraine. Uncertainties exist that could continue to impact the Company’s results of operations or cash flows in the future, such as further pricing and inflationary environment changes impacting the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or adverse shifts in consumer discretionary spending, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, or organized retail crime and its impact to mall traffic. See “Forward-Looking Statements” above as well as the “Risk Factors” section herein and in Signet’s Fiscal 2023 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Comparison of First Quarter Fiscal 2024 to First Quarter Fiscal 2023
•Same store sales: Down 13.9%.
•Total sales: $1.67 billion, down 9.3%.
•Operating income: $101.7 million compared to $0.2 million in the prior year.
•Diluted earnings (loss) per share: $1.79 compared to $(1.89) in the prior year.

	First Quarter
	Fiscal 2024		Fiscal 2023
(in millions)	$	% of sales	$	% of sales
Sales	$1,668.0	100.0%	$1,838.3	100.0%
Cost of sales	(1,036.0)	(62.1)	(1,114.6)	(60.6)
Gross margin	632.0	37.9	723.7	39.4
Selling, general and administrative expenses	(530.4)	(31.8)	(533.1)	(29.0)
Other operating income (expense)	0.1	—	(190.4)	(10.4)
Operating income	101.7	6.1	0.2	—
Interest expense, net	5.6	0.3	(4.4)	(0.2)
Other non-operating expense, net	(0.4)	—	(134.5)	(7.3)
Income (loss) before income taxes	106.9	6.4	(138.7)	(7.5)
Income taxes	(9.5)	(0.6)	55.2	3.0
Net income (loss)	$97.4	5.8%	$(83.5)	(4.5)%
Dividends on redeemable convertible preferred shares	(8.6)	nm	(8.6)	nm
Net income (loss) attributable to common shareholders	$88.8	5.3%	$(92.1)	(5.0)%
nm    Not meaningful.

First quarter sales
Signet's total sales decreased 9.3% year over year to $1.67 billion in the 13 weeks ended April 29, 2023, while total sales at constant exchange rates decreased 8.7%. Same store sales decreased 13.9%, compared to an increase of 2.5% in the prior year quarter. These declines were driven by the impact of heightened inflationary pressure on consumers’ discretionary spending and the expected decline in the bridal category, driven by lower engagements, all of which resulted in lower average transaction values compared to prior year. In addition, the total sales decrease was partially offset by the addition of Blue Nile to Signet’s portfolio.

eCommerce sales in the first quarter of Fiscal 2024 were $380.6 million, up $60.1 million or 18.8%, compared to $320.5 million in the prior year first quarter, primarily driven by the addition of Blue Nile to Signet’s portfolio. eCommerce sales accounted for 22.8% of first quarter sales, up from 17.4% of total sales in the prior year first quarter. Brick and mortar same store sales decreased 14.0% from the prior year first quarter.
The breakdown of the first quarter sales performance by segment is set out in the table below:

	Change from previous year
First Quarter of Fiscal 2024	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate (3)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America segment	(14.2)%	5.9%	(8.3)%	(0.1)%	(8.4)%	$1,561.2
International segment	(8.5)%	(0.1)%	(8.6)%	(6.9)%	(15.5)%	$93.0
Other segment (1)	nm	nm	nm	nm	nm	$13.8
Signet	(13.9)%	5.2%	(8.7)%	(0.6)%	(9.3)%	$1,668.0
(1)     Includes sales from Signet’s diamond sourcing initiative.
(2)    Includes sales from acquired businesses which were not included in the results for the full comparable periods presented. Blue Nile has been excluded from same store sales for the full quarter.
(3)    The Company provides the period-over-period change in total sales excluding the impact of foreign currency fluctuations, which is a non-GAAP measure, to provide transparency to performance and enhance investors’ understanding of underlying business trends. The effect from foreign currency, calculated on a constant currency basis, is determined by applying current year average exchange rates to prior year sales in local currency.
nm Not meaningful.
ATV is defined as net merchandise sales on a same store basis divided by the total number of customer transactions. As such, the ATV is measured each period based on the same store sales base for the corresponding period presented. Therefore, changes in ATV from the previous year do not recompute within the average values presented in the table below.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First Quarter	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
North America segment	$538	$496	(0.9)%	19.2%	(15.9)%	(18.6)%
International segment (3)	£186	£199	8.1%	1.5%	(16.7)%	99.7%
(1)     Net merchandise sales within the North America segment include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, extended service plans, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.
(2)    Net merchandise sales within the International segment include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.
(3)    Amounts for the International segment are denominated in British pounds.
North America sales
The North America segment’s total sales were $1.56 billion compared to $1.71 billion in the prior year quarter, or a decrease of 8.4%. This decrease was primarily driven by the decline in same store sales due to the impact of heightened inflationary pressure on consumers’ discretionary spending and the expected decline in the bridal category, driven by lower engagements, all of which resulted in lower ATV compared to the prior year. In the North America segment, ATV decreased 0.9% year over year. Same store sales decreased 14.2% compared to a decrease of 0.9% in the prior year quarter, which is reflective of the factors discussed above and resulted in the number of transactions decreasing by 15.9% year over year.
International sales
The International segment’s total sales decreased 15.5% to $93.0 million compared to $110.0 million in the prior year, primarily due to the impact of heightened inflationary pressure on consumers’ discretionary spending, especially on necessities such as gas and groceries as well as a weakening of the British Pound, which drove 6.9% of this decline. Total sales at constant exchange rates decreased 8.6%. In addition, in the International segment, the number of transactions decreased 16.7%, partially offset by a higher ATV, which increased 8.1% year over year.

Gross margin
In the first quarter of Fiscal 2024, gross margin was $632.0 million or 37.9% of sales compared to $723.7 million or 39.4% of sales in the prior year comparable period. The decrease reflects the deleveraging of fixed costs on the lower volume as described above, primarily in store occupancy costs, as well as the lower gross margins related to the mix of Blue Nile’s bridal business, which generally carries lower margins, and was partially offset by higher merchandise margins within the Company’s organic banners.
Selling, general and administrative expenses (“SG&A”)
In the first quarter of Fiscal 2024, SG&A was $530.4 million or 31.8% of sales compared to $533.1 million or 29.0% of sales in the prior year quarter. The increase in SG&A as a percentage of sales compared to the prior year quarter was primarily due to the impact of lower sales in the organic businesses, higher credit costs and investments, partially offset by overall cost savings initiatives.
Other operating income (expense)
In the first quarter of Fiscal 2024, other operating income was $0.1 million compared to other operating expense of $190.4 million in the prior year quarter. The first quarter of Fiscal 2023 was primarily driven by the pre-tax litigation charges of $190.0 million. The current quarter includes a credit to income of $3.0 million related to an adjustment of a prior litigation accrual. See Note 20 for additional information.
Operating income
For the first quarter of Fiscal 2024, operating income was $101.7 million or 6.1% of sales, compared to $0.2 million or 0.0% of sales in the prior year first quarter. The increase was primarily driven by the pre-tax litigation charges of $190.0 million incurred in the prior first quarter, partially offset by lower overall sales and related gross margin in Fiscal 2024.
Signet’s operating income (loss) by segment for the first quarter is as follows:

	Fiscal 2024		Fiscal 2023
(in millions)	$	% of segment sales	$	% of segment sales
North America segment (1)	$124.7	8.0%	$24.8	1.5%
International segment	(6.9)	(7.4)%	(6.4)	(5.8)%
Other segment	(0.7)	nm	3.0	nm
Corporate and unallocated expenses (2)	(15.4)	nm	(21.2)	nm
Operating income	$101.7	6.1%	$0.2	—%
(1)    Operating income during the 13 weeks ended April 29, 2023 includes $7.8 million of integration costs, primarily severance and retention, and exit and disposal costs incurred for the integration of Blue Nile and a $3.0 million credit to income related to the adjustment of a prior litigation accrual.
Operating income during the 13 weeks ended April 30, 2022 includes $4.4 million of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct acquisition and $190.0 million related to pre-tax litigation charges.
See Note 20 for additional information.
Interest income (expense), net
For the 13 weeks ended April 29, 2023, net interest income was $5.6 million compared to net interest expense of $4.4 million in the 13 weeks ended April 30, 2022. The interest income recognized in the 13 weeks ended April 29, 2023 is the result of interest earned on excess cash balances and higher interest rates on these accounts compared to the prior year first quarter.
Other non-operating expense, net
In the first quarter of Fiscal 2024, other non-operating expense was $0.4 million compared to $134.5 million in the prior year comparable period. The other non-operating expenses in the first quarter of Fiscal 2023 primarily consisted of non-cash, pre-tax settlement charges of $131.9 million related to the partial buy-out of the Pension Scheme. Refer to Note 21 for additional information.
Income taxes
In the first quarter of Fiscal 2024, income tax expense was $9.5 million, with an effective tax rate (“ETR”) of 8.9%, compared to an income tax benefit of $55.2 million, with an ETR of 39.8%, in the prior year comparable period. The ETR for the first quarter of Fiscal 2024 was lower than the US federal income tax rate, primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefits recognized in the first quarter of Fiscal 2024. The first quarter of Fiscal 2024 discrete tax benefits relate to the reclassification of remaining taxes on the pension settlement out of AOCI of $4.1 million and the excess tax benefit for share-based compensation which vested during the quarter of $7.6 million.

The ETR for the first quarter of Fiscal 2023 was higher than the US federal income tax rate, primarily as a result of the discrete tax benefits related to litigation charges of $47.7 million, the reclassification of the pension settlement loss out of AOCI of $25.0 million and the excess tax benefit for share based compensation which vested during the quarter of $13.0 million.

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
1. Net cash
Net cash is a non-GAAP measure defined as the total of cash and cash equivalents less loans, overdrafts and long-term debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of cash balances on-hand.

(in millions)	April 29, 2023	January 28, 2023	April 30, 2022
Cash and cash equivalents	$655.9	$1,166.8	$927.6
Less: Long-term debt	(147.5)	(147.4)	(147.1)
Net cash	$508.4	$1,019.4	$780.5
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

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Net cash used in operating activities	$(381.8)	$(135.5)
Purchase of property, plant and equipment	(27.1)	(20.8)
Free cash flow	(408.9)	(156.3)
3.     Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA
EBITDA is a non-GAAP measure defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, income taxes, depreciation and amortization costs. Adjusted EBITDA is a non-GAAP measure, defined as earnings before interest, income taxes, depreciation and amortization, share-based compensation expense, non-operating expense, net and certain non-GAAP accounting adjustments. Reviewed in conjunction with net income (loss) and operating income, management believes that EBITDA and adjusted EBITDA help in enhancing investors’ ability to evaluate and analyze trends regarding Signet’s business and performance based on its current operations. Adjusted EBITDA is also an input into the Company’s leverage ratio, which is a non-GAAP measure disclosed in the Company’s Form 10-K on an annual basis.

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Net income (loss)	$97.4	$(83.5)
Income taxes	9.5	(55.2)
Interest (income) expense , net	(5.6)	4.4
Depreciation and amortization	43.1	40.0
Amortization of unfavorable contracts	(0.5)	(0.5)
EBITDA	$143.9	$(94.8)
Other non-operating expense, net (1)	0.4	134.5
Share-based compensation	11.3	10.5
Other accounting adjustments
Litigation charges (2)	(3.0)	190.0
Acquisition and integration-related costs (3)	7.8	4.4
Adjusted EBITDA	$160.4	$244.6
(1)     Includes pension settlement charges. Refer to Note 21 for further information.
(2)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual. Refer to Note 20 for further information.
(3)    Acquisition and integration-related costs include integration costs, primarily severance and retention, and exit and disposal costs, incurred for the integration of Blue Nile in the first quarter of Fiscal 2024; the first quarter of Fiscal 2023 included the impact of the fair value step-up for inventory from Diamonds Direct.
4.     Non-GAAP operating income and non-GAAP operating margin
Non-GAAP operating income is a non-GAAP measure defined as operating income excluding the impact of certain items which management believes are not necessarily reflective of normal operational performance during a period. Management finds the information useful when analyzing operating results in order to appropriately evaluate the performance of the business without the impact of these certain items. In particular, management believes the consideration of measures that exclude such items can assist in the comparison of operational performance in different periods which may or may not include such items. Management also utilizes non-GAAP operating margin, defined as non-GAAP operating income as a percentage of total sales, to further evaluate the effectiveness and efficiency of the Company’s flexible operating model.

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Operating income	$101.7	$0.2
Litigation charges (1)	(3.0)	190.0
Acquisition and integration-related costs (2)	7.8	4.4
Non-GAAP operating income	$106.5	$194.6

Operating margin	6.1%	—%
Non-GAAP operating margin	6.4%	10.6%
(1)     Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual. Refer to Note 20 for further information.
(2)    Acquisition and integration-related costs include integration costs, primarily severance and retention, and exit and disposal costs, incurred for the integration of Blue Nile in the first quarter of Fiscal 2024; the first quarter of Fiscal 2023 included the impact of the fair value step-up for inventory from Diamonds Direct.

5.     Non-GAAP diluted EPS
Non-GAAP diluted EPS is a non-GAAP measure defined as diluted EPS excluding the impact of certain items which management believes are not necessarily reflective of normal operational performance during a period. Management finds the information useful when analyzing financial results in order to appropriately evaluate the performance of the business without the impact of these certain items. In particular, management believes the consideration of measures that exclude such items can assist in the comparison of performance in different periods which may or may not include such items.

	13 weeks ended
	April 29, 2023	April 30, 2022
Diluted EPS	$1.79	$(1.89)
Pension settlement loss	—	2.70
Litigation charges (1)	(0.06)	3.89
Acquisition and integration-related costs (2)	0.14	0.09
Dilution effect (3)	—	(0.43)
Tax impact of items above	(0.09)	(1.50)
Non-GAAP diluted EPS	$1.78	$2.86
(1)     Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual. Refer to Note 20 for further information.
(2)    Acquisition and integration-related costs include integration costs, primarily severance and retention, and exit and disposal costs, incurred for the integration of Blue Nile in the first quarter of Fiscal 2024; the first quarter of Fiscal 2023 included the impact of the fair value step-up for inventory from Diamonds Direct.
(3)    First quarter of Fiscal 2023 non-GAAP diluted EPS was calculated using 59.2 million diluted weighted average common shares outstanding. The additional dilutive shares were excluded from the calculation of GAAP diluted EPS, as their effect was antidilutive. Refer to Note 8 for further information on GAAP diluted EPS.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior unsecured asset-based revolving credit facility (the “ABL Revolving Facility”). As of April 29, 2023, the Company had $655.9 million of cash and cash equivalents, $147.7 million of outstanding debt related to the Senior Notes, and no outstanding borrowings on the ABL Revolving Facility. The available borrowing capacity on the ABL Revolving Facility was $1.3 billion as of April 29, 2023.
The Company has a disciplined approach to capital allocation, utilizing the following capital priorities: 1) invest in its business to drive growth through both organic investments and acquisitions; 2) optimize our capital structure and maintain an adjusted leverage ratio (a non-GAAP measure as defined in Item 7 of the Signet’s Fiscal 2023 Annual Report on Form 10-K) of less than 2.75x; and 3) return cash to shareholders through share repurchases and dividends.
Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company has delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past few years laid the foundation for the Company’s accelerated growth, including prioritizing investments in digital technology and data analytics, enhancing the Company’s new and modernized eCommerce platform and optimizing a connected commerce shopping journey for its customers. In addition, cost reductions and structural improvements since the Company’s transformation strategy began have generated annual cost savings of over $600 million, which has fueled these investments described above. The Company’s cash discipline has led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well as through improvement in productivity and overall health of the Company’s inventory, utilizing a disciplined approach to drive continued reductions in sell down and clearance inventory.
As the Company continues to execute on its Inspiring Brilliance strategy, it intends to continue to focus on working capital efficiency, optimizing its real estate footprint, and prioritizing transformational productivity to drive future cost savings opportunities, all of which are expected to be used to fuel strategic investments, grow the business, and enhance liquidity. The Company invested $210.5 million for capital investments in Fiscal 2023, which included $138.9 million for capital expenditures and $71.6 million related to investments in digital and cloud IT. Capital investments of up to $200 million are planned for Fiscal 2024.
In addition, the Company has made two strategic acquisitions in line with its Inspiring Brilliance growth strategy over the past two years, investing nearly $900 million for the acquisitions of Diamonds Direct in Fiscal 2022 and Blue Nile in Fiscal 2023. The acquisition of Diamonds Direct accelerated the Company’s growth in accessible luxury and bridal, and the Company is focused on doubling the pace of store openings, extending its reach into even more key markets. The addition of Blue Nile accelerates Signet's efforts to enhance its connected commerce capabilities and broaden its digital leadership across the jewelry category – all to further achieve meaningful operating synergies for the consumers and create value for shareholders.

Optimized capital structure
The Company has made significant progress over the past few years in line with its strategic priority to ensure a strong cash and overall liquidity position, including fully outsourcing credit, significantly reducing its outstanding debt, and eliminating the UK Pension Scheme. In addition, in Fiscal 2022, the Company renegotiated its $1.5 billion ABL Facility, as further described in Note 17, to extend the maturity until 2026 and allow overall greater financial flexibility to grow the business and provide an additional option to address the calendar year 2024 maturities for its Senior Notes and Preferred Shares, if necessary. The Company maintained a 2.0x adjusted leverage ratio through the end of Fiscal 2023, well below the Company’s stated goal of less than 2.75x.
Returning cash to shareholders
The Company remains committed to its goal to return cash to shareholders. This includes our goal to be a dividend growth company, and Signet has increased its common dividend for the second consecutive year from $0.20 per share in Fiscal 2023 to $0.23 per share beginning in Fiscal 2024. The Company also remains focused on share repurchases under its 2017 Program. In March 2023, the Board approved a further $263 million increase to the multi-year authorization under the 2017 Program, bringing the remaining share repurchase authorization to approximately $775 million. Since the reinstatement of share repurchases in Fiscal 2022, the Company has repurchased approximately 9.8 million shares for $727.0 million under the 2017 Program, including $39.1 million for the 13 weeks ended April 29, 2023. See Note 7 for further information related to the share repurchases.
The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL Revolving Facility will be sufficient to meet its ongoing business requirements for at least the 12 months following the date of this report, including funding working capital needs, projected investments in the business (including capital expenditures), debt service and maturities, and returns to shareholders through either dividends or share repurchases.
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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2024 and Fiscal 2023:

	13 weeks ended
(in millions)	April 29, 2023	April 30, 2022
Net cash used in operating activities	$(381.8)	$(135.5)
Net cash used in investing activities	(27.1)	(22.2)
Net cash used in financing activities	(100.7)	(325.6)
Decrease in cash and cash equivalents	$(509.6)	$(483.3)

Cash and cash equivalents at beginning of period	$1,166.8	$1,418.3
Decrease in cash and cash equivalents	(509.6)	(483.3)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(7.4)
Cash and cash equivalents at end of period	$655.9	$927.6
Operating activities
Net cash used in operating activities was $381.8 million during the 13 weeks ended April 29, 2023 compared to $135.5 million in the prior year comparable period. This overall decrease in operating cash flows is primarily due to lower income and higher cash outflows for working capital compared to the prior period. The significant movements in operating cash flows are further described below:

•Net income was $97.4 million compared to net loss of $83.5 million in the prior year period, an increase of $180.9 million. This increase was primarily related to non-cash, pre-tax pension settlement charges of $131.9 million and pre-tax accrued litigation charges of $190.0 million during Fiscal 2023, partially offset by lower overall profitability in Fiscal 2024. See Note 19 for details.
•Changes in current income taxes was a use of $55.4 million in the current period compared to a use of $125.6 million in the prior year. The year over year change was primarily the result of income tax payments of $13.4 million in the current year and lower overall pre-tax income, compared to cash payments of $85.4 million in the prior year period. Refer to Note 10 for more information.
•Cash used by inventory was $29.8 million compared to cash used of $167.3 million in the prior year period. While current year is relatively flat, prior year was driven by the replenishment of inventories to healthier in-stock levels during the first quarter.
•Cash used by accounts payable was $170.3 million compared to a use of $23.6 million in the prior year period. Accounts payable decreased in the current year as a result of lower purchases and payment timing.
•Cash used by accrued expenses and other liabilities was $264.9 million, compared to a source of $105.1 million in the prior year period. This difference is driven by accrued litigation charges which were accrued in the prior year period and paid during the first quarter of Fiscal 2024. See Note 20 for details.
Investing activities
Net cash used in investing activities for the 13 weeks ended April 29, 2023 was $27.1 million compared to a use of $22.2 million in the prior period. Cash used in Fiscal 2024 was primarily related to capital expenditures of $27.1 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. Signet has planned Fiscal 2024 capital investments of up to $200 million, of which approximately $150 million relates to capital expenditures for technology and banner differentiation, and approximately $50 million relates to digital and cloud innovation. In Fiscal 2023, net cash used in investing activities was primarily related to capital expenditures of $20.8 million.
Stores opened and closed in the 13 weeks ended April 29, 2023:

Store count by segment	January 28, 2023	Openings	Closures	April 29, 2023
North America segment (1)	2,475	4	(13)	2,466
International segment (1)	333	1	(22)	312
Signet	2,808	5	(35)	2,778
(1)    The net change in selling square footage for Fiscal 2024 year to date for the North America and International segments was (0.1%) and (4.9%), respectively.
Financing activities
Net cash used in financing activities for the 13 weeks ended April 29, 2023 was $100.7 million, consisting of the repurchase of $39.1 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $44.4 million, and preferred and common share dividends paid of $17.2 million.
Net cash used in financing activities for the 13 weeks ended April 30, 2022 was $325.6 million, consisting of the repurchase of $268.2 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $40.2 million and preferred and common share dividends paid of $17.2 million.
Movement in cash and indebtedness
Cash and cash equivalents at April 29, 2023 were $655.9 million compared to $927.6 million as of April 30, 2022. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 17, on July 28, 2021, the Company entered into an agreement to amend the ABL Revolving Facility. The amendment extends the maturity of the ABL Revolving Facility to July 28, 2026 and allows the Company to increase the size of the ABL Revolving Facility by up to $600 million.
At April 29, 2023 and April 30, 2022, Signet had $147.7 million and $147.7 million, respectively, of outstanding debt, consisting entirely of the Senior Notes. The Senior Notes are due in June 2024.
Available borrowing capacity under the ABL Revolving Facility was $1.3 billion as of April 29, 2023.
Net cash was $508.4 million as of April 29, 2023 compared to net cash of $780.5 million as of April 30, 2022. Refer to the non-GAAP measures discussed above for the definition of net cash and reconciliation to its most comparable financial measure presented in accordance with GAAP.

As of April 29, 2023, January 28, 2023 and April 30, 2022, the Company was in compliance with all debt covenants.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its accounting policies, estimates and judgments. Estimates and assumptions are primarily made in relation to the valuation of inventories, deferred revenue, employee compensation, income taxes, contingencies, leases, asset impairments for goodwill, indefinite-lived intangible and long-lived assets and the depreciation and amortization of long-lived assets. Management bases the estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the SEC on March 16, 2023.
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

	Summarized Balance Sheets
(in millions)	April 29, 2023	January 28, 2023
Total current assets	$2,916.4	$3,225.3
Total non-current assets	2,069.5	2,056.3
Total current liabilities	2,148.8	2,555.5
Total non-current liabilities	3,255.6	3,192.3
Redeemable preferred shares	654.3	653.8
Total due from Non-Guarantors (1)	476.2	425.1
Total due to Non-Guarantors (1)	1,829.1	1,798.3
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	13 weeks ended	Year Ended
(in millions)	April 29, 2023	January 28, 2023
Sales	$1,393.9	$6,705.7
Gross margin	567.3	2,786.0
Income before income taxes (2)	172.4	546.0
Net income (2)	166.0	490.1
(2)    Includes net income from intercompany transactions with Non-Guarantors of $50.0 million for the 13 weeks ended April 29, 2023 and net income of $128.3 million for the year ended January 28, 2023. Intercompany transactions primarily include intercompany dividends and interest.

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
Signet has significant amounts of cash and cash equivalents invested at several financial institutions. The amount invested in each financial institution takes into account the long-term credit rating and size of the financial institution. The interest rates earned on cash and cash equivalents will fluctuate in line with short-term interest rates.
Signet’s market risk profile as of April 29, 2023 has not materially changed since January 28, 2023. The market risk profile as of January 28, 2023 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 16, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and Chief Financial, Strategy & Services Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Management, including the Chief Executive Officer and Chief Financial, Strategy & Services Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial, Strategy & Services Officer concluded that the disclosure controls and procedures were effective as of April 29, 2023.
Changes in Internal Control over Financial Reporting
The Company is in the process of integrating Blue Nile, as described in Note 4 of Item 1 within this Quarterly Report on Form 10-Q, into the Company’s overall internal control over financial reporting framework.
Except as described above, there were no changes into the Company’s internal control over financial reporting during the first quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 20 of the Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 that was filed with the SEC on March 16, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the first quarter of Fiscal 2024:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 29, 2023 to February 25, 2023	189,622	$76.82	189,622	$522,698,849
February 26, 2023 to March 25, 2023	146,595	$71.61	146,595	$775,201,600
March 26, 2023 to April 29, 2023	185,036	$75.64	185,036	$761,204,957
Total	521,253	$74.93	521,253	$761,204,957
(1)    The average price paid per share excludes commissions paid of $9,383 in connection with the repurchases made under the 2017 Share Repurchase Program.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1
Third Amendment to Credit Agreement, dated as of March 9, 2023, among Signet Jewelers Limited, as holdings; Signet Group Limited, as the lead administrative borrower; Signet Group Treasury Services Inc., Sterling Jewelers Inc., Signet Trading Limited, Zale Canada Co., Sterling Inc., Zale Delaware Inc., R2Net Inc., R2Net Manufacturing Inc., Diamonds Direct USA Inc., Blue Nile, Inc. and Blue Nile, LLC, each as a borrower; the lenders and issuers party thereto; and Bank of America, N.A., as administrative agent, collateral agent and security trustee (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 16, 2023).

10.2#
Third Amendment to Amended and Restated Credit Card Program Agreement by and between Sterling Jewelers Inc. and Comenity Bank, dated April 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2023).

10.3#
Third Amendment to Amended and Restated Private Label Credit Card Program Agreement, by and between Zale Delaware, Inc. and Comenity Capital Bank, dated April 25, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2023).

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

Signet Jewelers Limited

Date:	June 8, 2023	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial, Strategy & Services Officer (Principal Financial Officer)