Form 10-Q
period 2023-07-29
SIGNET JEWELERS LTD
filed 2023-08-31
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 29, 2023 or

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
Common Shares, $0.18 par value, 44,886,176 shares as of August 25, 2023

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022	Notes
Sales	$1,613.6	$1,754.9	$3,281.6	$3,593.2	3
Cost of sales	(1,002.8)	(1,090.2)	(2,038.8)	(2,204.8)
Gross margin	610.8	664.7	1,242.8	1,388.4
Selling, general and administrative expenses	(511.2)	(477.3)	(1,041.6)	(1,010.4)
Other operating expense, net	(9.4)	(0.6)	(9.3)	(191.0)	19
Operating income	90.2	186.8	191.9	187.0	5
Interest income (expense), net	1.8	(3.4)	7.4	(7.8)
Other non-operating income (expense), net	0.3	(2.4)	(0.1)	(136.9)	19
Income before income taxes	92.3	181.0	199.2	42.3
Income taxes	(17.2)	(35.6)	(26.7)	19.6	10
Net income	$75.1	$145.4	$172.5	$61.9
Dividends on redeemable convertible preferred shares	(8.6)	(8.6)	(17.2)	(17.2)	7
Net income attributable to common shareholders	$66.5	$136.8	$155.3	$44.7

Earnings per common share:
Basic	$1.47	$2.95	$3.43	$0.94	8
Diluted	$1.38	$2.58	$3.17	$0.90	8
Weighted average common shares outstanding:
Basic	45.2	46.4	45.3	47.6	8
Diluted	54.3	56.3	54.5	49.7	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	July 29, 2023			July 30, 2022
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$75.1			$145.4
Other comprehensive income (loss):
Foreign currency translation adjustments	7.8	—	7.8	(7.1)	—	(7.1)
Available-for-sale securities:
Unrealized loss	(0.1)	—	(0.1)	—	—	—
Cash flow hedges:
Unrealized (loss) gain	(0.6)	0.1	(0.5)	0.6	—	0.6
Reclassification adjustment for gains to earnings	(0.3)	0.1	(0.2)	(0.3)	—	(0.3)
Pension plan:
Reclassification adjustment for amortization of actuarial losses to earnings	—	—	—	1.1	—	1.1
Reclassification adjustment for amortization of net prior service costs to earnings	—	—	—	0.1	—	0.1
Reclassification adjustment for pension settlement loss to earnings	—	—	—	0.9	(0.2)	0.7
Total other comprehensive income (loss)	$6.8	$0.2	$7.0	$(4.7)	$(0.2)	$(4.9)
Total comprehensive income			$82.1			$140.5

	26 weeks ended
	July 29, 2023			July 30, 2022
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$172.5			$61.9
Other comprehensive income:
Foreign currency translation adjustments	9.0	—	9.0	(23.9)	—	(23.9)
Available-for-sale securities:
Unrealized loss	(0.1)	—	(0.1)	(0.3)	—	(0.3)
Cash flow hedges:
Unrealized (loss) gain	(0.8)	0.1	(0.7)	1.8	(0.2)	1.6
Reclassification adjustment for gains to earnings	(0.8)	0.2	(0.6)	(0.3)	—	(0.3)
Pension plan:
Actuarial loss	—	—	—	(0.5)	0.1	(0.4)
Reclassification adjustment for amortization of actuarial losses to earnings	—	—	—	2.0	(0.2)	1.8
Reclassification adjustment for amortization of net prior service costs to earnings	—	—	—	0.2	—	0.2
Reclassification adjustment for pension settlement loss to earnings	0.2	(4.1)	(3.9)	132.8	(25.2)	107.6
Total other comprehensive income	$7.5	$(3.8)	$3.7	$111.8	$(25.5)	$86.3
Total comprehensive income			$176.2			$148.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	July 29, 2023	January 28, 2023	July 30, 2022	Notes
Assets
Current assets:
Cash and cash equivalents	$690.2	$1,166.8	$851.7
Accounts receivable	16.8	14.5	35.6
Other current assets	177.0	165.9	199.4
Income taxes	9.5	9.6	118.5
Inventories	2,093.9	2,150.3	2,190.8	12
Total current assets	2,987.4	3,507.1	3,396.0
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,423.8 (January 28, 2023 and July 30, 2022: $1,352.7 and $1,284.9, respectively)	553.5	586.5	566.5
Operating lease right-of-use assets	1,060.2	1,049.3	1,113.1	13
Goodwill	754.1	751.7	486.4	14
Intangible assets, net	406.5	407.4	312.8	14
Other assets	287.9	281.7	254.7
Deferred tax assets	37.8	36.7	34.9
Total assets	$6,087.4	$6,620.4	$6,164.4
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Current portion of long-term debt	$147.5	$—	$—	17
Accounts payable	570.7	879.0	689.5
Accrued expenses and other current liabilities	386.7	638.7	598.5
Deferred revenue	358.3	369.5	326.9	3
Operating lease liabilities	332.2	288.2	281.3	13
Income taxes	56.9	72.7	23.9
Total current liabilities	1,852.3	2,248.1	1,920.1
Non-current liabilities:
Long-term debt	—	147.4	147.2	17
Operating lease liabilities	832.3	894.7	925.8	13
Other liabilities	98.3	100.1	101.3
Deferred revenue	869.0	880.1	873.9	3
Deferred tax liabilities	166.7	117.6	175.2
Total liabilities	3,818.6	4,388.0	4,143.5
Commitments and contingencies				21
Redeemable Series A Convertible Preference Shares $0.01 par value: authorized 500 shares, 0.625 shares outstanding (January 28, 2023 and July 30, 2022: 0.625 shares outstanding, respectively)	654.7	653.8	653.0	6
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 44.8 shares outstanding (January 28, 2023 and July 30, 2022: 44.9 and 46.2 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	220.0	259.7	245.6
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 25.2 shares (January 28, 2023 and July 30, 2022: 25.1 and 23.8 shares, respectively)	(1,596.4)	(1,574.7)	(1,494.4)
Retained earnings	3,238.0	3,144.8	2,868.3
Accumulated other comprehensive loss	(260.5)	(264.2)	(264.6)	9
Total shareholders’ equity	1,614.1	1,578.6	1,367.9
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,087.4	$6,620.4	$6,164.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(in millions)	July 29, 2023	July 30, 2022
Operating activities
Net income	$172.5	$61.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	86.7	79.8
Amortization of unfavorable contracts	(0.9)	(0.9)
Share-based compensation	25.2	22.9
Deferred taxation	47.8	(11.0)
Pension settlement loss	0.2	132.8
Other non-cash movements	6.6	3.1
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(2.4)	(15.7)
Increase in other assets	(24.8)	(4.9)
Decrease (increase) in inventories	65.0	(146.6)
Decrease in accounts payable	(300.0)	(221.2)
(Decrease) increase in accrued expenses and other liabilities	(257.1)	95.3
Change in operating lease assets and liabilities	(31.8)	(3.6)
(Decrease) increase in deferred revenue	(24.8)	2.3
Change in income tax receivable and payable	(15.5)	(99.9)
Pension plan contributions	—	(9.2)
Net cash used in operating activities	(253.3)	(114.9)
Investing activities
Purchase of property, plant and equipment	(55.4)	(58.2)
Acquisitions	(6.0)	(1.9)
Other investing activities, net	0.5	(14.9)
Net cash used in investing activities	(60.9)	(75.0)
Financing activities
Dividends paid on common shares	(19.4)	(18.3)
Dividends paid on redeemable convertible preferred shares	(16.4)	(16.4)
Repurchase of common shares	(82.4)	(291.0)
Other financing activities, net	(45.6)	(41.4)
Net cash used in financing activities	(163.8)	(367.1)
Cash and cash equivalents at beginning of period	1,166.8	1,418.3
Decrease in cash and cash equivalents	(478.0)	(557.0)
Effect of exchange rate changes on cash and cash equivalents	1.4	(9.6)
Cash and cash equivalents at end of period	$690.2	$851.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2023	$12.6	$259.7	$0.4	$(1,574.7)	$3,144.8	$(264.2)	$1,578.6
Net income	—	—	—	—	97.4	—	97.4
Other comprehensive loss	—	—	—	—	—	(3.3)	(3.3)
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.4)	—	(10.4)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(39.1)	—	—	(39.1)
Net settlement of equity-based awards	—	(60.5)	—	57.3	(41.2)	—	(44.4)
Share-based compensation expense	—	11.3	—	—	—	—	11.3
Balance at April 29, 2023	$12.6	$210.5	$0.4	$(1,556.5)	$3,182.0	$(267.5)	$1,581.5
Net income	—	—	—	—	75.1	—	75.1
Other comprehensive income	—	—	—	—	—	7.0	7.0
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.3)	—	(10.3)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(43.3)	—	—	(43.3)
Net settlement of equity-based awards	—	(4.4)	—	3.4	(0.2)	—	(1.2)
Share-based compensation expense	—	13.9	—	—	—	—	13.9
Balance at July 29, 2023	$12.6	$220.0	$0.4	$(1,596.4)	$3,238.0	$(260.5)	$1,614.1

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 29, 2022	$12.6	$231.2	$0.4	$(1,206.7)	$2,877.4	$(350.9)	$1,564.0
Net loss	—	—	—	—	(83.5)	—	(83.5)
Other comprehensive income	—	—	—	—	—	91.2	91.2
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.3)	—	(9.3)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	50.0	—	(318.2)	—	—	(268.2)
Net settlement of equity-based awards	—	(54.9)	—	50.7	(35.1)	—	(39.3)
Share-based compensation expense	—	10.5	—	—	—	—	10.5
Balance at April 30, 2022	$12.6	$236.8	$0.4	$(1,474.2)	$2,740.9	$(259.7)	$1,256.8
Net income	—	—	—	—	145.4	—	145.4
Other comprehensive loss	—	—	—	—	—	(4.9)	(4.9)
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.2)	—	(9.2)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(22.8)	—	—	(22.8)
Net settlement of equity based awards	—	(3.6)	—	2.6	(0.2)	—	(1.2)
Share-based compensation expense	—	12.4	—	—	—	—	12.4
Balance at July 30, 2022	$12.6	$245.6	$0.4	$(1,494.4)	$2,868.3	$(264.6)	$1,367.9
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2024 and Fiscal 2023 refer to the 53-week period ending February 3, 2024 and the 52-week period ended January 28, 2023, respectively. Within these condensed consolidated financial statements, the second quarter and year-to-date period of the relevant fiscal years 2024 and 2023 refer to the 13 and 26 weeks ended July 29, 2023 and July 30, 2022, respectively.
Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International reportable segment and Canada as part of the North America reportable segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the condensed consolidated balance sheet dates, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within other operating expense within the condensed consolidated statements of operations.
See Note 9 for additional information regarding the Company’s foreign currency translation.
2. New accounting pronouncements
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
New accounting pronouncements recently adopted
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs. This ASU was adopted by the Company as of January 29, 2023 and requires annual and interim disclosure of the key terms of outstanding supplier finance programs. In addition, this ASU requires disclosure of the related obligations outstanding at each interim reporting period and where those obligations are presented on the balance sheet. This ASU also includes a prospective annual requirement to disclose a rollforward of the amount of the obligations during the annual reporting period. The new standard does not affect the recognition, measurement or financial statement presentation of the supplier finance program obligations. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.
The Company entered into a supplier finance program during the second quarter of Fiscal 2024. Under this program, a financial intermediary acts as the Company’s paying agent with respect to accounts payable due to certain suppliers. The Company agrees to pay the financial intermediary the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. The supplier finance program enables Company suppliers to be paid by the financial intermediary earlier than the due date on the applicable invoice. The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. No guarantees or collateral are provided by the Company under the supplier finance program. As of July 29, 2023, the Company had no confirmed invoices outstanding under the supplier finance program. All activity related to the supplier finance program will be presented within operating activities on the condensed consolidated statements of cash flows.
New accounting pronouncements issued but not yet adopted
There are no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company’s financial position or results of operations in future periods.

3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by banner, for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022:

	13 weeks ended July 29, 2023				13 weeks ended July 30, 2022
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$567.1	$—	$—	$567.1	$617.5	$—	$—	$617.5
Zales	279.4	—	—	279.4	318.1	—	—	318.1
Jared	265.2	—	—	265.2	303.5	—	—	303.5
Digital banners (1) (2)	164.2	—	—	164.2	88.6			88.6
Diamonds Direct	93.1	—	—	93.1	113.0	—	—	113.0
Banter by Piercing Pagoda	79.3	—	—	79.3	100.2	—	—	100.2
Peoples	43.5	—	—	43.5	47.8	—	—	47.8
International segment banners	—	102.0	—	102.0	—	111.6	—	111.6
Other (3)	9.3	—	10.5	19.8	27.7	—	26.9	54.6
Total sales	$1,501.1	$102.0	$10.5	$1,613.6	$1,616.4	$111.6	$26.9	$1,754.9

	26 weeks ended July 29, 2023				26 weeks ended July 30, 2022
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$1,169.3	$—	$—	$1,169.3	$1,284.8	$—	$—	$1,284.8
Zales	574.8	—	—	574.8	665.8	—	—	665.8
Jared	539.2	—	—	539.2	617.6	—	—	617.6
Digital banners (1) (2)	332.4			332.4	181.9			181.9
Diamonds Direct	181.3	—	—	181.3	219.3	—	—	219.3
Banter by Piercing Pagoda	164.8	—	—	164.8	219.2	—	—	219.2
Peoples	81.7	—	—	81.7	93.2	—	—	93.2
International segment banners	—	195.0	—	195.0	—	221.6	—	221.6
Other (3)	18.8	—	24.3	43.1	39.6	—	50.2	89.8
Total sales	$3,062.3	$195.0	$24.3	$3,281.6	$3,321.4	$221.6	$50.2	$3,593.2
(1) Includes sales from the Company’s digital banners, James Allen and Blue Nile.
(2) Includes Blue Nile sales since the date of acquisition on August 19, 2022. See Note 4 for further details.
(3) Other primarily includes sales from Signet’s diamond sourcing operation, loose diamonds and Rocksbox.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022:

	13 weeks ended July 29, 2023				13 weeks ended July 30, 2022
(in millions)	North America	International	Other	Consolidated	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$691.0	$44.5	$—	$735.5	$742.4	$49.2	$—	$791.6
Fashion	552.3	17.4	—	569.7	607.0	17.9	—	624.9
Watches	48.4	33.5	—	81.9	53.4	37.9	—	91.3
Services (1)	170.6	6.6	—	177.2	163.5	6.6	—	170.1
Other (2)	38.8	—	10.5	49.3	50.1	—	26.9	77.0
Total sales	$1,501.1	$102.0	$10.5	$1,613.6	$1,616.4	$111.6	$26.9	$1,754.9

	26 weeks ended July 29, 2023				26 weeks ended July 30, 2022
(in millions)	North America	International	Other	Consolidated	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$1,418.7	$85.5	$—	$1,504.2	$1,543.1	$99.3	$—	$1,642.4
Fashion	1,123.7	33.0	—	1,156.7	1,263.5	35.6	—	1,299.1
Watches	93.2	63.6	—	156.8	104.9	73.1	—	178.0
Services (1)	346.4	12.9	—	359.3	329.5	13.6	—	343.1
Other (2)	80.3	—	24.3	104.6	80.4	—	50.2	130.6
Total sales	$3,062.3	$195.0	$24.3	$3,281.6	$3,321.4	$221.6	$50.2	$3,593.2
(1) Services primarily includes sales from service plans, repairs and subscriptions.
(2) Other primarily includes sales from Signet’s diamond sourcing operation and other miscellaneous non-jewelry sales.
(3) Certain amounts have been reclassified between the bridal, fashion, and other categories to conform to the Company’s current product categorizations.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022:

	13 weeks ended July 29, 2023				13 weeks ended July 30, 2022
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,147.1	$84.8	$—	$1,231.9	$1,314.6	$91.9	$—	$1,406.5
E-commerce	348.3	17.2	—	365.5	278.1	19.7	—	297.8
Other (1)	5.7	—	10.5	16.2	23.7	—	26.9	50.6
Total sales	$1,501.1	$102.0	$10.5	$1,613.6	$1,616.4	$111.6	$26.9	$1,754.9

	26 weeks ended July 29, 2023				26 weeks ended July 30, 2022
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$2,338.1	$161.6	$—	$2,499.7	$2,711.1	$181.8	$—	$2,892.9
E-commerce	712.7	33.4	—	746.1	578.5	39.8	—	618.3
Other (1)	11.5	—	24.3	35.8	31.8	—	50.2	82.0
Total sales	$3,062.3	$195.0	$24.3	$3,281.6	$3,321.4	$221.6	$50.2	$3,593.2
(1) Other primarily includes sales from Signet’s diamond sourcing operation and loose diamonds.
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
Deferred ESP selling costs
Unamortized deferred ESP selling costs as of July 29, 2023, January 28, 2023 and July 30, 2022 were as follows:

(in millions)	July 29, 2023	January 28, 2023	July 30, 2022
Other current assets	$28.0	$29.2	$27.4
Other assets	83.0	85.4	86.8
Total deferred ESP selling costs	$111.0	$114.6	$114.2
Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $10.8 million and $21.7 million during the 13 and 26 weeks ended July 29, 2023, respectively, and $10.3 million and $21.1 million during the 13 and 26 weeks ended July 30, 2022, respectively.
Deferred revenue
Deferred revenue as of July 29, 2023, January 28, 2023 and July 30, 2022 was as follows:

(in millions)	July 29, 2023	January 28, 2023	July 30, 2022
ESP deferred revenue	$1,138.9	$1,159.5	$1,131.5
Other deferred revenue (1)	88.4	90.1	69.3
Total deferred revenue	$1,227.3	$1,249.6	$1,200.8

Disclosed as:
Current liabilities	$358.3	$369.5	$326.9
Non-current liabilities	869.0	880.1	873.9
Total deferred revenue	$1,227.3	$1,249.6	$1,200.8
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
ESP deferred revenue, beginning of period	$1,149.4	$1,125.9	$1,159.5	$1,116.5
Plans sold (1)	109.7	120.3	223.1	244.1
Revenue recognized (2)	(120.2)	(114.7)	(243.7)	(229.1)
ESP deferred revenue, end of period	$1,138.9	$1,131.5	$1,138.9	$1,131.5
(1) Includes impact of foreign exchange translation.
(2) The Company recognized sales of $75.8 million and $162.5 million during the 13 and 26 weeks ended July 29, 2023, respectively, and $68.6 million and $147.8 million during the 13 and 26 weeks ended July 30, 2022, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP.
4. Acquisitions
Service Jewelry & Repair
On July 11, 2023, the Company acquired certain assets of Service Jewelry & Repair, Inc. (“SJR”). SJR is a leader in jewelry and watch repair to both consumers and businesses. Total cash consideration was $6.0 million. The SJR acquisition was driven by Signet's Inspiring Brilliance strategy and its initiatives to accelerate growth in its services offerings. Net assets acquired primarily consist of inventory and goodwill.

Blue Nile
On August 19, 2022, the Company acquired all of the outstanding shares of Blue Nile, Inc. (“Blue Nile”), subject to the terms of a stock purchase agreement entered into on August 5, 2022. The total cash consideration was $389.9 million, net of cash acquired of $16.6 million, including purchase price adjustments for working capital.
Blue Nile is a leading online retailer of engagement rings and fine jewelry. The strategic acquisition of Blue Nile accelerated Signet's initiative to expand its bridal offerings and grow its accessible luxury portfolio while enhancing its connected commerce capabilities as well as extending its digital leadership across the jewelry category – all while further achieving meaningful operating synergies to enhance shopping experiences for consumers and create value for shareholders.

The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined by management using a combination of income and cost approaches, including the relief from royalty method and replacement cost method.
The following table presents the estimated fair value of the assets acquired and liabilities assumed from Blue Nile at the date of acquisition:

(in millions)
Inventories	$85.8
Property, plant and equipment	33.1
Operating lease right-of-use assets	39.1
Intangible assets	96.0
Other assets	23.6
Identifiable assets acquired	277.6

Accounts payable	71.6
Deferred revenue	16.5
Operating lease liabilities	38.5
Other liabilities	17.9
Liabilities assumed	144.5
Identifiable net assets acquired	133.1
Goodwill	256.8
Net assets acquired	$389.9
The Company recorded acquired intangible assets of $96.0 million, consisting entirely of an indefinite-lived trade name. In addition, the Company acquired federal net operating loss and other carryforwards of approximately $90 million and $71 million, respectively. Such amounts are subject to certain limitations under Section 382 of the Internal Revenue Code, and generally do not expire.
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

Sasmat
On June 16, 2022, the Company acquired a 25% interest in Sasmat Retail, S.L (“Sasmat”) for $17.1 million in cash. Sasmat is a Spanish jewelry retailer specializing in online selling, with eleven brick and mortar locations. Under the terms of the agreement, the Company has the option to acquire the remaining 75% of Sasmat exercisable at the earlier of three years or upon Sasmat reaching certain revenue targets as defined in the agreement. The Company is applying the equity method of accounting to the Sasmat investment. The Sasmat investment is recorded within other non-current assets in the condensed consolidated balance sheets. The Sasmat investment did not have a material impact on Signet’s condensed consolidated statements of operations during the periods presented.
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
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Sales:
North America segment	$1,501.1	$1,616.4	$3,062.3	$3,321.4
International segment	102.0	111.6	195.0	221.6
Other segment	10.5	26.9	24.3	50.2
Total sales	$1,613.6	$1,754.9	$3,281.6	$3,593.2

Operating income (loss):
North America segment (1)	$117.1	$210.1	$241.8	$234.9
International segment	(7.0)	(2.0)	(13.9)	(8.4)
Other segment	(1.0)	1.8	(1.7)	4.8
Corporate and unallocated expenses	(18.9)	(23.1)	(34.3)	(44.3)
Total operating income	90.2	186.8	191.9	187.0
Interest income (expense), net	1.8	(3.4)	7.4	(7.8)
Other non-operating income (expense), net	0.3	(2.4)	(0.1)	(136.9)
Income before income taxes	$92.3	$181.0	$199.2	$42.3
(1)    Operating income during the 13 and 26 weeks ended July 29, 2023 includes $4.8 million and $12.6 million, respectively, of acquisition and integration costs, primarily severance and retention, exit and disposal costs, and system decommissioning costs incurred for the integration of Blue Nile; $3.8 million and $5.6 million, respectively, of net asset impairment charges; and $4.2 million of restructuring charges. Operating income during the 26 weeks ended July 29, 2023 includes a $3.0 million credit to income related to the adjustment of a prior litigation accrual.
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
See Note 20 and Note 21 for additional information.
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

(in millions, except conversion rate and conversion price)	July 29, 2023	January 28, 2023	July 30, 2022
Conversion rate	12.5406	12.3939	12.3939
Conversion price	$79.7410	$80.6849	$80.6849
Potential impact of preferred shares if-converted to common shares	8.2	8.1	8.1
Liquidation preference (1)	$665.1	$665.1	$665.1
(1) Includes the Stated Value of the Preferred Shares plus any declared but unpaid dividends
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the Preferred Shares carrying value and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $11.5 million as of July 29, 2023 (January 28, 2023 and July 30, 2022: $10.7 million and $9.8 million, respectively).

Accretion of $0.4 million and $0.8 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 and 26 weeks ended July 29, 2023, respectively ($0.4 million and $0.8 million for the 13 and 26 weeks ended July 30, 2022, respectively).
7. Shareholders’ equity
Dividends on Common Shares
Dividends declared on the common shares during the 26 weeks ended July 29, 2023 and July 30, 2022 were as follows:

	Fiscal 2024		Fiscal 2023
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$0.23	$10.4	$0.20	$9.3
Second quarter (1)	0.23	10.3	0.20	9.2
Total	$0.46	$20.7	$0.40	$18.5
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of July 29, 2023 and July 30, 2022, there was $10.3 million and $9.2 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the second quarter of Fiscal 2024 and Fiscal 2023, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 26 weeks ended July 29, 2023 and July 30, 2022 were as follows:

	Fiscal 2024		Fiscal 2023
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$13.14	$8.2	$13.14	$8.2
Second quarter (1)	13.14	8.2	13.14	8.2
Total	$26.28	$16.4	$26.28	$16.4
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of July 29, 2023 and July 30, 2022, there was $8.2 million and $8.2 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on the Preferred Shares declared for the second quarter of Fiscal 2024 and Fiscal 2023, respectively.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net income attributable to common shareholders during the 13 and 26 weeks ended July 29, 2023 or July 30, 2022. See Note 6 for additional discussion of the Company’s Preferred Shares.
Share repurchases
Signet may from time to time repurchase common shares under various share repurchase programs authorized by Signet’s Board of Directors (the “Board”). Repurchases may be made in the open market, through block trades, through accelerated share repurchase agreements or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The repurchase programs are funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares are held as treasury shares and used by Signet primarily for issuance of share-based compensation awards, or for general corporate purposes.
The Board authorized repurchases to be made under the 2017 Share Repurchase Program (the “2017 Program”). Through the end of Fiscal 2023, the total authorization under the 2017 Program had been increased to $1.7 billion, with $537.3 million remaining as of January 28, 2023. In March 2023, the Board approved a further increase to the multi-year authorization under the 2017 Program bringing the total remaining authorization to approximately $775 million. Since inception of the 2017 Program, the Company has repurchased approximately $1.2 billion of shares, with $717.9 million of shares authorized for repurchase remaining as of July 29, 2023.
The share repurchase activity during the 26 weeks ended July 29, 2023 and July 30, 2022 was as follows:

	26 weeks ended July 29, 2023			26 weeks ended July 30, 2022
(in millions, except per share amounts	Shares repurchased	Amount repurchased (2)	Average repurchase price per share (2)	Shares repurchased	Amount repurchased (1)(2)	Average repurchase price per share (2)
2017 Program	1.2	$82.4	$69.88	4.7	$341.0	$72.14
(1)    The amount repurchased in Fiscal 2023 includes $50 million related to the forward purchase contract as part of the previously disclosed accelerated share repurchase agreement.
(2)    Includes amounts paid for commissions.

8. Earnings per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Numerator:
Net income attributable to common shareholders	$66.5	$136.8	$155.3	$44.7
Denominator:
Weighted average common shares outstanding	45.2	46.4	45.3	47.6
EPS – basic	$1.47	$2.95	$3.43	$0.94
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including time-based restricted shares, time-based restricted stock units, performance-based stock units, and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of performance share units represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period and is based on the actual achievement of performance metrics through the end of the current interim periods. The dilutive effect of Preferred Shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and preferred shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the preferred shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which preferred shares are dilutive, cumulative dividends and accretion for issuance costs associated with the preferred shares are added back to net income attributable to common shareholders. See Note 6 for additional discussion of the Company’s preferred shares.
The computation of diluted EPS is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Numerator:
Net income attributable to common shareholders	$66.5	$136.8	$155.3	$44.7
Add: Dividends on preferred shares	8.6	8.6	17.2	—
Numerator for diluted EPS	$75.1	$145.4	$172.5	$44.7
Denominator:
Basic weighted average common shares outstanding	45.2	46.4	45.3	47.6
Plus: Dilutive effect of share awards	0.9	1.9	1.0	2.1
Plus: Dilutive effect of preferred shares	8.2	8.0	8.2	—
Diluted weighted average common shares outstanding	54.3	56.3	54.5	49.7
EPS – diluted	$1.38	$2.58	$3.17	$0.90
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Share awards	—	—	—	0.1
Potential impact of preferred shares	—	—	—	8.0
Total antidilutive shares	—	—	—	8.1

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service costs	Accumulated other comprehensive income (loss)
Balance at January 28, 2023	$(268.4)	$(0.2)	$0.5	$3.9	$—	$(264.2)
Other comprehensive income (loss) (“OCI”) before reclassifications	9.0	(0.1)	(0.7)	—	—	8.2
Amounts reclassified from AOCI to earnings	—	—	(0.6)	(3.9)	—	(4.5)
Net current period OCI	9.0	(0.1)	(1.3)	(3.9)	—	3.7
Balance at July 29, 2023	$(259.4)	$(0.3)	$(0.8)	$—	$—	$(260.5)
The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022	Statement of operations caption
Gains on cash flow hedges:
Foreign currency contracts	$(0.3)	$(0.3)	$(0.8)	$(0.3)	Cost of sales (see Note 15)
Total before income tax	(0.3)	(0.3)	(0.8)	(0.3)
Income taxes	0.1	—	0.2	—
Net of tax	(0.2)	(0.3)	(0.6)	(0.3)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	—	1.1	—	2.0	Other non-operating income (expense), net (see Note 22)
Amortization of unrecognized net prior service costs	—	0.1	—	0.2	Other non-operating income (expense), net (see Note 22)
Pension settlement loss	—	0.9	0.2	132.8	Other non-operating income (expense), net (see Note 22)
Total before income tax	—	2.1	0.2	135.0
Income taxes	—	(0.2)	(4.1)	(25.4)
Net of tax	—	1.9	(3.9)	109.6

Total reclassifications, net of tax	$(0.2)	$1.6	$(4.5)	$109.3
10. Income taxes

	26 weeks ended
	July 29, 2023	July 30, 2022
Estimated annual effective tax rate before discrete items	18.0%	20.1%
Discrete items recognized	(4.6)%	(66.4)%
Effective tax rate recognized in statements of operations	13.4%	(46.3)%
During the 26 weeks ended July 29, 2023, the Company’s effective tax rate was lower than the US federal income tax rate, primarily as a result of the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefits recognized in the 26 weeks ended July 29, 2023. The discrete tax benefits relate to the reclassification of remaining taxes on the pension settlement out of AOCI of $4.1 million and the excess tax benefit for share-based compensation which vested during the year of $7.7 million.

The Company’s effective tax rate for the same period during the prior year was lower than the US federal income tax rate primarily as a result of the discrete tax benefits related to litigation charges of $47.7 million, the reclassification of the pension settlement loss out of AOCI of $25.2 million and the excess tax benefit for share-based compensation which vested during the year $13.0 million.

As of July 29, 2023, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of January 28, 2023.
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
12. Inventories
The following table summarizes the details of the Company’s inventories:

(in millions)	July 29, 2023	January 28, 2023	July 30, 2022
Raw materials	$70.0	$89.2	$129.0
Merchandise inventories	2,023.9	2,061.1	2,061.8
Total inventories	$2,093.9	$2,150.3	$2,190.8
13. Leases
Total lease costs consist of the following:

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating lease cost	$96.7	$99.2	$195.8	$196.6
Short-term lease cost	12.8	11.3	24.7	24.0
Variable lease cost	26.8	29.0	52.8	58.4
Sublease income	(0.2)	(0.4)	(0.4)	(1.0)
Total lease costs	$136.1	$139.1	$272.9	$278.0
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
In connection with the acquisition of Blue Nile on August 19, 2022, the Company recognized $96.0 million of indefinite-lived intangible assets and $256.8 million of goodwill, which are reported in the North America reportable segment. Refer to Note 4 for additional information.

Fiscal 2024
During the 13 weeks ended April 29, 2023, the Company completed its quarterly triggering event assessment and did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values.
During the 13 weeks ended July 29, 2023, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names. The Company utilized the qualitative assessment for all reporting units and trade names, except the Digital Banners and Diamonds Direct reporting units and trade names, for which the quantitative assessment was utilized. Through the qualitative assessment, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values. The Company noted no impairment through the quantitative assessments based on the estimated fair values of the reporting units and trade names exceeding their carrying values. Additionally, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the second quarter of Fiscal 2024 requiring interim impairment assessments for all reporting units with goodwill and indefinite-lived intangible assets.
The uncertainty related to the current macroeconomic environment, such as rising interest rates and the heightened inflationary pressure on consumers’ discretionary spending, could negatively affect the share price of the Company’s stock, as well as key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. Thus, an adverse change in any of these factors could result in a risk of impairment in the Company’s goodwill or indefinite-lived trade names in future periods.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 28, 2023 (1)	$751.7
Acquisitions (2)	2.4
Balance at July 29, 2023 (1)	$754.1
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million as of July 29, 2023 and January 28, 2023.
(2)    The change in goodwill during the period primarily represents the acquisition of SJR and the finalization of the purchase price allocation of Blue Nile.
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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	July 29, 2023			January 28, 2023			July 30, 2022
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$15.8	$(8.5)	$7.3	$15.8	$(7.6)	$8.2	$15.8	$(6.6)	$9.2
Indefinite-lived intangible assets (1)	399.2	—	399.2	399.2	—	399.2	303.6	—	303.6
Total intangible assets, net	$415.0	$(8.5)	$406.5	$415.0	$(7.6)	$407.4	$319.4	$(6.6)	$312.8

Intangible liabilities, net	$(38.0)	$33.5	$(4.5)	$(38.0)	$32.6	$(5.4)	$(38.0)	$31.7	$(6.3)
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
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of July 29, 2023 was $24.0 million (January 28, 2023 and July 30, 2022: $25.9 million and $20.9 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (January 28, 2023 and July 30, 2022: 12 months and 12 months, respectively). The fair value of outstanding contracts as well as related activity were not material for the periods presented.
There were no discontinued cash flow hedges during the 26 weeks ended July 29, 2023 and July 30, 2022 as all forecasted transactions are expected to occur as originally planned. As of July 29, 2023, based on current valuations, the Company expects approximately $1.0 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of July 29, 2023 was $35.5 million (January 28, 2023 and July 30, 2022: $27.3 million and $93.7 million, respectively).
The Company recognizes activity related to these derivative instruments within other operating income (expense) in the condensed consolidated statements of operations. Gains were $0.7 million and $0.5 million during the 13 and 26 weeks ended July 29, 2023, respectively, and losses were $2.4 million and $7.2 million during the 13 and 26 weeks ended July 30, 2022, respectively.
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of July 29, 2023, Signet believes that this credit risk did not materially change the fair value of the foreign currency contracts.
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	July 29, 2023			January 28, 2023			July 30, 2022
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.7	$5.7	$—	$5.7	$5.7	$—	$3.4	$3.4	$—
Foreign currency contracts	—	—	—	0.1	—	0.1	1.9	—	1.9
US government agency securities	0.5	—	0.5	0.5	—	0.5	2.0	—	2.0
Corporate bonds and notes	2.9	—	2.9	3.4	—	3.4	4.5	—	4.5
Total assets	$9.1	$5.7	$3.4	$9.7	$5.7	$4.0	$11.8	$3.4	$8.4

Liabilities:
Foreign currency contracts	$(1.0)	$—	$(1.0)	$(0.7)	$—	$(0.7)	$—	$—	$—
Total liabilities	$(1.0)	$—	$(1.0)	$(0.7)	$—	$(0.7)	$—	$—	$—
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
The fair value of long-term debt instruments were determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	July 29, 2023		January 28, 2023		July 30, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$147.5	$145.1	$147.4	$144.9	$147.2	$146.2
17. Long-term debt

(in millions)	July 29, 2023	January 28, 2023	July 30, 2022
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.7	$147.7	$147.7
Gross debt	147.7	147.7	147.7
Less: Current portion of long-term debt	(147.5)	—	—
Less: Unamortized debt issuance costs	(0.2)	(0.3)	(0.5)
Total long-term debt	$—	$147.4	$147.2

Senior unsecured notes due 2024
On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.70% senior unsecured notes due in June 2024 (the “Senior Notes”). The Senior Notes were issued under an effective registration statement previously filed with the SEC. Interest on the Senior Notes is payable semi-annually on June 15 and December 15 of each year. The Senior Notes are jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries.
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
The Company had no outstanding borrowings on the ABL Revolving Facility for the periods presented and its available borrowing capacity was $1.2 billion as of July 29, 2023.
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

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Warranty reserve, beginning of period	$41.3	$37.7	$40.8	$36.0
Warranty expense	4.6	3.4	8.1	8.1
Utilized (1)	(3.0)	(2.6)	(6.0)	(5.6)
Warranty reserve, end of period	$42.9	$38.5	$42.9	$38.5
(1)     Includes impact of foreign exchange translation.

(in millions)	July 29, 2023	January 28, 2023	July 30, 2022
Disclosed as:
Accrued expense and other current liabilities	$11.7	$11.3	$10.8
Other liabilities - non-current	31.2	29.5	27.7
Total warranty reserve	$42.9	$40.8	$38.5

19. Other operating expense, net, and non-operating income (expense), net
The following table provides the components of other operating expense, net, for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022:

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Litigation charges (1)	$—	$—	$3.0	$(190.0)
Asset impairments, net	(3.8)	0.2	(5.6)	(0.1)
Restructuring charges (2)	(4.2)	—	(4.2)	—
Other	(1.4)	(0.8)	(2.5)	(0.9)
Other operating expense, net	$(9.4)	$(0.6)	$(9.3)	$(191.0)
(1)     Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual. See Note 21 for additional information.
(2)     See Note 20 for additional information.
The following table provides the components of other non-operating income (expense), net for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022:

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Pension settlement loss (1)	$—	$(0.9)	$(0.2)	$(132.8)
Other	0.3	(1.5)	0.1	(4.1)
Other non-operating income (expense), net	$0.3	$(2.4)	$(0.1)	$(136.9)
(1)    See Note 22 for additional information.
20. Restructuring
During the second quarter of Fiscal 2024, the Company initiated a plan to rationalize its store footprint across the Company, as well as to reorganize certain centralized functions within its North America and UK support centers (collectively, the “Plan”). The store footprint reduction is expected to include the closure of up to 150 underperforming stores across both the North America and International reportable segments through the end of Fiscal 2025 and will result in costs primarily for severance and asset disposals or impairment. The reorganization of the support centers includes the elimination of certain roles resulting in expenses primarily related to severance and other employee-related costs. Actions related to the reorganization are expected to be substantially completed by the end of Fiscal 2024.

Total estimated costs related to the Plan are expected to range from $12 million to $17 million, including $6 million to $8 million of estimated non-cash charges for asset disposals and impairments. During the second quarter of Fiscal 2024, the Company recorded charges related to the Plan of $7.7 million, of which $3.6 million was for employee-related costs, $0.6 million for store closure costs related to asset disposals and $3.5 million for asset impairments. These costs are recorded within other operating expense, net, in the condensed consolidated statements of operations.
21. Commitments and contingencies
Legal proceedings
The Company is routinely a party to various legal proceedings arising in the ordinary course of business. These legal proceedings primarily include employment-related and commercial claims. The Company does not believe that the outcome of any such legal proceedings pending against the Company would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.
Previously settled matters
Employment practices
As previously disclosed, on June 8, 2022, the Company, through its subsidiary Sterling Jewelers Inc., reached a settlement agreement on a collective class arbitration proceeding associated with certain store-level employment practices. As a result of the settlement, the Company recorded a pre-tax charge of $190 million within other operating expense in the condensed consolidated statement of operations during the first quarter ended April 30, 2022. This settlement charge included the payments to the class of approximately $175 million, as well as estimated employer payroll taxes, class administration fees and class counsel attorneys’ fees and costs. Based on the final assessment of employer payroll taxes due, the total settlement charge was reduced to approximately $185 million, which was fully funded by the Company in the first quarter of Fiscal 2024.

Other matters
As previously disclosed, in February 2023, the Company received an unfavorable ruling under a private arbitration involving a dispute with a vendor alleging breach of contract. As a result of this ruling, during the fourth quarter of Fiscal 2023, the Company recorded a pre-tax charge of $15.9 million within other operating income (expense) in the consolidated statement of operations. This was paid in March 2023.
22. Retirement plans
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
On April 22, 2022, the Trustee entered into a Deed Poll agreement with Rothesay and a Deed of Assignment with SGL to facilitate the assignment of individual policies for a significant portion of the Transferred Participants (“Assigned Participants”). The Deed Poll and Deed of Assignment, collectively, irrevocably relieve SGL and the Trustee of its obligations under the policies to the Assigned Participants. As a result of the Deed Poll and Deed of Assignment, the Company determined that a transfer of all remaining risks has occurred with respect to these groups of participants. Thus, management concluded that the Company triggered settlement accounting and performed a remeasurement of the Pension Scheme, which resulted in a non-cash, pre-tax settlement charge of $131.9 million recorded within other non-operating income (expense), net within the condensed consolidated statement of operations during the first quarter of Fiscal 2023.
In the second quarter of Fiscal 2023, as a result of additional voluntary lump sum distributions made from the Pension Scheme, the Company determined that a transfer of all remaining risks had occurred with respect to this group of participants. Thus, management concluded that the Company triggered settlement accounting which resulted in a non-cash, pre-tax settlement charge of $0.9 million recorded within other non-operating income (expense), net within the condensed consolidated statement of operations during the second quarter of Fiscal 2023.
In the first quarter of Fiscal 2024, the Company recorded an additional non-cash, pre-tax settlement charge of $0.2 million within other non-operating income (expense), net within the condensed consolidated statement of operations. This charge was the result of the transfer of all remaining risks with respect to the final groups of participants from the Pension Scheme, which triggered settlement accounting.
The settlement charges recorded in Fiscal 2023 and Fiscal 2024 relate to the pro-rata recognition of previously unrecognized actuarial losses and prior service costs out of AOCI and into earnings associated with the buy-out of the benefit obligation. No further amounts remain unrecognized in AOCI as of July 29, 2023.
The components of net periodic benefit cost for the Pension Scheme are as follows:

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Components of net periodic benefit cost:
Interest cost	$—	$—	$—	$(0.9)
Expected return on plan assets	(0.9)	(0.3)	(0.9)	0.3
Amortization of unrecognized actuarial losses	—	(1.1)	—	(2.0)
Amortization of unrecognized net prior service costs	—	(0.1)	—	(0.2)
Pension settlement loss	—	(0.9)	(0.2)	(132.8)
Total net periodic benefit cost	$(0.9)	$(2.4)	$(1.1)	$(135.6)
All components of net periodic benefit cost are charged to other non-operating income (expense), net, in the condensed consolidated statements of operations.

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
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: difficulty or delay in executing or integrating an acquisition, including Diamonds Direct and Blue Nile; executing other major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plan; the negative impacts that the COVID-19 pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows, including without limitation risks relating to shifts in consumer spending away from the jewelry category, trends toward more experiential purchases such as travel, disruptions in the dating cycle caused by the pandemic and the pace at which such impacts on engagements are expected to recover, and the impacts of the expiration of government stimulus on overall consumer spending (including the anticipated expiration of student loan relief); general economic or market conditions, including impacts of inflation or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; our ability to optimize our transformation strategies; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of our market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related to excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; changes in our credit rating; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently proposed by the SEC; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to our information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans; or the impact of weather-related incidents, natural disasters, organized crime or theft, strikes, protests, riots or terrorism, acts of war (including the ongoing Russia-Ukraine conflict), or another public health crisis or disease outbreak, epidemic or pandemic on our business.
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
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. The Company operated 2,761 retail locations as of July 29, 2023, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine banners, with the majority operating through both online and brick and mortar retail operations. The segment had 2,362 locations in the US and 92 locations in Canada as of July 29, 2023.
◦In the US, the segment operates under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and digital banners, James Allen and Blue Nile.
◦In Canada, the segment operates under the Peoples banner (Peoples Jewellers).
•The International reportable segment had 307 locations in the UK, Republic of Ireland and Channel Islands as of July 29, 2023, as well as maintains an online retail presence for its principal banners, H. Samuel and Ernest Jones.
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
Blue Nile acquisition
On August 19, 2022, the Company acquired all of the outstanding shares of Blue Nile, Inc. (“Blue Nile”), subject to the terms of a stock purchase agreement entered into on August 5, 2022. The total cash consideration was $389.9 million, net of cash acquired, including purchase price adjustments for working capital. Blue Nile is a leading online retailer of engagement rings and fine jewelry. The addition of Blue Nile brings Signet a young, affluent, and diverse customer base to Signet’s banner portfolio that expands Signet’s accessible luxury tier. We believe the strategic acquisition of Blue Nile accelerates Signet's efforts to enhance its connected commerce capabilities and extend its digital leadership across the jewelry category – all to further achieve meaningful operating synergies for the consumers and create value for shareholders.
Overall performance
Signet’s total sales decreased by 8.1% during the second quarter of Fiscal 2024 compared to the same period in Fiscal 2023. Sales in the Company’s organic businesses were down to the same period in prior year due to the continued impact of heightened inflationary pressure on consumers’ discretionary spending, as well as the decline in engagements during the first half of Fiscal 2024, which was anticipated, as further discussed below. These declines in the organic businesses were offset partially by the addition of Blue Nile to Signet’s portfolio in the second half of Fiscal 2023. During the second quarter of Fiscal 2024, the Company’s average merchandise transaction values (“ATV”) increased by 4.4% in the North America reportable segment and increased by 3.3% in the International reportable segment. ATV for the organic banners was down to the same period last year due primarily to product mix and the softening in engagements as noted above, which generally carries products at higher price points. This decline was offset with the addition of Blue Nile which added approximately 5% to the overall ATV this quarter.
The Company intends to continue to execute the initiatives under its Inspiring Brilliance strategy, which is focused on the achievement of sustainable industry-leading growth with an annual double digit non-GAAP operating margin (see Non-GAAP Measures section for further information). The Inspiring Brilliance strategy focuses on sustainable enhancements to the differentiation of Signet’s banners, including the expansion of its accessible luxury portfolio, its connected commerce and digital capabilities and its initiatives to accelerate services and optimize its real estate footprint. As described in the Purpose and Strategy section within Item 1 of Signet’s Fiscal 2023 Annual Report on Form 10-K filed with the SEC on March 16, 2023, through its Inspiring Brilliance strategy, the Company is focused on leveraging its core strengths that it developed since the beginning of its transformation five years ago with the goal of creating a broader mid-market and increasing Signet’s share of that larger market as the industry leader.

Refer to the “Results of Operations” section below for further information on performance during the second quarter of Fiscal 2024.
Outlook
Following a year of heightened growth in Fiscal 2022, jewelry industry revenues softened in Fiscal 2023, and the Company continues to expect the industry to be down more than the initial expectations of mid-single digits for Fiscal 2024, driven by the impact of macroeconomic factors and shifts in consumer discretionary spending. In addition, the Company expects headwinds to continue in engagements throughout Fiscal 2024, with some expected recovery in engagements beginning later in the year and continuing to rebound over the next three years. It is anticipated that discretionary spending in jewelry will continue to be adversely impacted by rising prices on necessities such as gas and groceries, and could further impact sales of the Company’s product assortments at all price points. Consumer spending may also be impacted by customers’ ability to obtain credit, as well as the anticipated expiration of student loan relief later in Fiscal 2024. However, the magnitude and timing of both inflationary factors and the shift in spending are difficult to predict, as is whether these pressures will ultimately impact other product categories. Despite the current headwinds, the Company expects to continue strategic investments that differentiate Signet from its competitors, in particular investments in its banner value propositions, its services business, personalization of marketing, and its digital and data analytics capabilities. The Company believes that these strengths, as well as the expected realization of synergies from the Blue Nile re-platforming, has positioned Signet to drive market share gains in the second half of Fiscal 2024 and continue building its competitive advantages. Furthermore, the Company will maintain its diligent and effective efforts to drive cost savings and leverage its flexible operating model, scale and fleet optimization.
The Company continues to monitor the impacts of certain macroeconomic factors on its business, such as inflation and the Russia-Ukraine conflict. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as further pricing and inflationary environment changes impacting the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or adverse shifts in consumer discretionary spending, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, or organized retail crime and its impact to mall traffic. See “Forward-Looking Statements” above as well as the “Risk Factors” section herein and in Signet’s Fiscal 2023 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
•Same store sales: Down 12.0%.
•Total sales: $1.61 billion, down 8.1%.
•Operating income: $90.2 million compared to $186.8 million in the prior year.
•Diluted earnings per share: $1.38 compared to $2.58 in the prior year.
Comparison of Year to Date Fiscal 2024 to Prior Year
•Same store sales: Down 13.0%.
•Total sales: $3.28 billion, down 8.7%.
•Operating income: $191.9 million compared to $187.0 million in the prior year.
•Diluted earnings per share: $3.17 compared to $0.90 in the prior year.

	Second Quarter				Year to Date
	Fiscal 2024		Fiscal 2023		Fiscal 2024		Fiscal 2023
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,613.6	100.0%	$1,754.9	100.0%	$3,281.6	100.0%	$3,593.2	100.0%
Cost of sales	(1,002.8)	(62.1)	(1,090.2)	(62.1)	(2,038.8)	(62.1)	(2,204.8)	(61.4)
Gross margin	610.8	37.9	664.7	37.9	1,242.8	37.9	1,388.4	38.6
Selling, general and administrative expenses	(511.2)	(31.7)	(477.3)	(27.2)	(1,041.6)	(31.7)	(1,010.4)	(28.1)
Other operating expense, net	(9.4)	(0.6)	(0.6)	—	(9.3)	(0.3)	(191.0)	(5.3)
Operating income	90.2	5.6	186.8	10.6	191.9	5.8	187.0	5.2
Interest income (expense), net	1.8	0.1	(3.4)	(0.2)	7.4	0.2	(7.8)	(0.2)
Other non-operating income (expense), net	0.3	—	(2.4)	(0.1)	(0.1)	—	(136.9)	(3.8)
Income before income taxes	92.3	5.7	181.0	10.3	199.2	6.1	42.3	1.2
Income taxes	(17.2)	(1.1)	(35.6)	(2.0)	(26.7)	(0.8)	19.6	0.5
Net income	$75.1	4.7%	$145.4	8.3%	$172.5	5.3%	$61.9	1.7%
Dividends on Preferred Shares	(8.6)	nm	(8.6)	nm	(17.2)	nm	(17.2)	nm
Net income attributable to common shareholders	$66.5	4.1%	$136.8	7.8%	$155.3	4.7%	$44.7	1.2%
nm    Not meaningful.
Second quarter sales
Signet's total sales decreased 8.1% year over year to $1.61 billion in the 13 weeks ended July 29, 2023, while total sales at constant exchange rates decreased 8.2%. Same store sales decreased 12.0%, compared to a decrease of 8.2% in the prior year quarter. These declines were driven by the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements, all of which resulted in lower average transaction values in the Company’s organic banners compared to prior second quarter. In addition, the total sales and ATV decreases were partially offset by the addition of Blue Nile to Signet’s portfolio, which products carry higher price points.
eCommerce sales in the second quarter of Fiscal 2024 were $365.5 million, up $67.7 million or 22.7%, compared to $297.8 million in the prior year second quarter, primarily driven by the addition of Blue Nile to Signet’s portfolio. eCommerce sales accounted for 22.7% of second quarter sales, up from 17.0% of total sales in the prior year second quarter. Brick and mortar same store sales decreased 11.9% from the prior year second quarter.
The breakdown of the second quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
Second Quarter of Fiscal 2024	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate (3)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America reportable segment	(12.2)%	5.2%	(7.0)%	(0.1)%	(7.1)%	$1,501.1
International reportable segment	(8.4)%	(3.2)%	(11.6)%	3.0%	(8.6)%	$102.0
Other reportable segment (1)	nm	nm	nm	nm	nm	$10.5
Signet	(12.0)%	3.8%	(8.2)%	0.1%	(8.1)%	$1,613.6
(1)     Includes sales from Signet’s diamond sourcing operation.
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
nm Not meaningful.

ATV is defined as net merchandise sales divided by the total number of customer transactions. The ATV is measured each period based on the reported sales for the corresponding period presented. Beginning in the second quarter of Fiscal 2024, the Company has changed its presentation of ATV to be calculated based on total reported net merchandise sales, compared to a same store sales base used in prior periods, as this metric is more representative of the comparison of reported sales period over period. The prior period amounts presented below have been restated to be presented comparatively.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second Quarter	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
North America reportable segment	$569	$545	4.4%	21.7%	(11.6)%	(20.2)%
International reportable segment (3)	£186	£180	3.3%	7.1%	(15.4)%	(8.5)%
(1)     Net merchandise sales within the North America reportable segment include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, extended service plans, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.
(2)    Net merchandise sales within the International reportable segment include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in same store sales.
(3)    Amounts for the International reportable segment are denominated in British pounds.
North America sales
The North America reportable segment’s total sales were $1.50 billion compared to $1.62 billion in the prior year quarter, or a decrease of 7.1%. This decrease was primarily driven by the decline in same store sales due to the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. Same store sales decreased 12.2% compared to a decrease of 8.7% in the prior year quarter, which is reflective of the factors discussed above and resulted from the number of transactions decreasing by 11.6% year over year and a decline in the ATV in the Company’s organic banners. These decreases were partially offset by the addition of Blue Nile as described above.
International sales
The International reportable segment’s total sales decreased 8.6% to $102.0 million compared to $111.6 million in the prior year, primarily due to the impact of heightened inflationary pressure on consumers’ discretionary spending, especially on necessities such as gas and groceries. This decrease was partially offset by a strengthening of the British Pound experienced during the quarter, offsetting 3.0% of this decline. Total sales at constant exchange rates decreased 11.6%. In addition, the number of transactions decreased 15.4%, partially offset by a higher ATV, which increased 3.3% year over year.
Year to date sales
Signet’s total sales decreased 8.7% to $3.28 billion compared to $3.59 billion in the prior year, while total sales at constant exchange rates decreased 8.4%. Signet’s same store sales decreased 13.0%, compared to a decrease of 3.0% in the prior year. These declines were driven by the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. In addition, the total sales decrease was partially offset by the addition of Blue Nile to Signet’s portfolio, as described above.
eCommerce sales year to date were $746.1 million, up $127.8 million or 20.7%, compared to $618.3 million in the prior year. eCommerce sales accounted for 22.7% of year to date sales, up from 17.2% of total sales in the prior year. Brick and mortar same store sales decreased 13.0% from the prior period. The increase in eCommerce sales as of percentage of sales is primarily due to the addition of Blue Nile to Signet’s portfolio.
The breakdown of the year-to-date sales performance by reportable segment is set out in the table below:

	Change from previous year
Year-to-date Fiscal 2024	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate (3)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America reportable segment	(13.3)%	5.6%	(7.7)%	(0.1)%	(7.8)%	$3,062.3
International reportable segment	(8.5)%	(1.7)%	(10.2)%	(1.8)%	(12.0)%	$195.0
Other reportable segment (1)	nm	nm	nm	nm	nm	$24.3
Signet	(13.0)%	4.6%	(8.4)%	(0.3)%	(8.7)%	$3,281.6
(1)     Includes sales from Signet’s diamond sourcing operation.
(2)    Includes sales from acquired businesses which were not included in the results for the full comparable periods presented. Blue Nile has been excluded from same store sales for the full year-to-date period presented.
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
nm Not meaningful.

As described above, the ATV is measured each period based on the reported sales for the corresponding period presented. Beginning in the second quarter of Fiscal 2024, the Company has changed its presentation of ATV to be calculated based on total reported net merchandise sales, compared to a same store sales base used in prior periods, as this metric is more representative of the comparison of reported sales period over period. The prior period amounts presented below have been restated to be presented comparatively.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year-to-date Fiscal 2024	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
North America reportable segment	$565	$540	4.8%	25.0%	(13.4)%	(18.8)%
International reportable segment (3)	£187	£176	6.3%	5.4%	(16.6)%	24.2%
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
North America sales
The North America reportable segment’s total sales were $3.06 billion compared to $3.32 billion in the prior year, down 7.8%. This decrease was primarily driven by the decline in the organic banners due to the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements, partially offset by the addition of Blue Nile. Same store sales decreased 13.3% compared to a decrease of 4.8% in the prior year. North America’s ATV increased 4.8%, driven by Blue Nile, while the number of transactions decreased 13.4%.
International sales
The International reportable segment’s total sales decreased 12.0% to $195.0 million compared to $221.6 million in the prior year, primarily due to the impact of heightened inflationary pressure on consumers’ discretionary spending, especially on necessities such as gas and groceries as well as a weakening of the British Pound experienced year-to-date, which drove 1.8% of this decline. Total sales at constant exchange rates decreased 10.2%. In addition, in the International segment, the number of transactions decreased 16.6%, partially offset by higher ATV, which increased 6.3% over prior year.
Gross margin
In the second quarter of Fiscal 2024, gross margin was $610.8 million or 37.9% of sales compared to $664.7 million or 37.9% of sales in the prior year comparable period. In the first half of Fiscal 2024, gross margin was $1.2 billion or 37.9% of sales compared to $1.4 billion or 38.6% of sales in the prior year comparable period. The decrease in gross margins for both the 13 and 26 weeks ended July 29, 2023 reflects the deleveraging of fixed costs on the lower volume as described above, primarily in store occupancy costs, as well as the mix of Blue Nile’s bridal business, which generally carries lower margins. These impacts were offset by higher merchandise margins, which continue to reflect expansion within the Company’s organic banners and higher mix of services, as well as the favorable impacts of cost savings.
Selling, general and administrative expenses (“SG&A”)
In the second quarter of Fiscal 2024, SG&A was $511.2 million or 31.7% of sales compared to $477.3 million or 27.2% of sales in the prior year quarter. In the first half of Fiscal 2024, SG&A was $1.04 billion or 31.7% of sales compared to $1.01 billion or 28.1% in the prior year comparable period. The increase in SG&A as a percentage of sales for both the 13 and 26 weeks ended July 29, 2023 was primarily due to higher advertising costs resulting from the timing shift of Mother’s Day, investments in digital, and the impact of lower sales in the organic banners, which were partially offset by overall cost savings initiatives.
Other operating expense, net
In the second quarter of Fiscal 2024, other operating expense was $9.4 million compared to $0.6 million in the prior year quarter. In the first half of Fiscal 2024, other operating expense was $9.3 million compared to $191.0 million in the prior year comparable period. For the 26 weeks ended July 30, 2022, other operating expense was primarily driven by the pre-tax litigation charges of $190.0 million. The Fiscal 2024 year-to-date period includes restructuring and impairment charges of $9.8 million, offset by a credit to income of $3.0 million related to an adjustment of a prior litigation accrual. See Note 19 and Note 21 for additional information.
Operating income
For the second quarter of Fiscal 2024, operating income was $90.2 million or 5.6% of sales, compared to $186.8 million or 10.6% of sales in the prior year second quarter, driven primarily by lower sales volume in the current quarter, as well as continued investments in the current year. In the first half of Fiscal 2024, operating income was $191.9 million or 5.8% of sales compared to $187.0 million or 5.2% in the prior year comparable period. Operating income for the first half of the year was relatively flat year over year, with the impact of lower sales volume offset with the pre-tax litigation charges of $190.0 million incurred in the prior year.

Signet’s operating income (loss) by reportable segment for the second quarter is as follows:

	Fiscal 2024		Fiscal 2023
(in millions)	$	% of segment sales	$	% of segment sales
North America reportable segment (1)	$117.1	7.8%	$210.1	13.0%
International reportable segment	(7.0)	(6.9)%	(2.0)	(1.8)%
Other reportable segment	(1.0)	nm	1.8	nm
Corporate and unallocated expenses	(18.9)	nm	(23.1)	nm
Operating income	$90.2	5.6%	$186.8	10.6%

Signet’s operating income (loss) by reportable segment for the year to date period is as follows:

	Fiscal 2024		Fiscal 2023
(in millions)	$	% of segment sales	$	% of segment sales
North America reportable segment (1)	$241.8	7.9%	$234.9	7.1%
International reportable segment	(13.9)	(7.1)%	(8.4)	(3.8)%
Other reportable segment	(1.7)	nm	4.8	nm
Corporate and unallocated expenses	(34.3)	nm	(44.3)	nm
Operating income	$191.9	5.8%	$187.0	5.2%
(1)    Operating income during the 13 and 26 weeks ended July 29, 2023 includes $4.8 million and $12.6 million, respectively, of acquisition and integration costs, primarily severance and retention, exit and disposal costs, and system decommissioning costs incurred for the integration of Blue Nile; $3.8 million and $5.6 million, respectively, of net asset impairment charges; and $4.2 million of restructuring charges. Operating income during the 26 weeks ended July 29, 2023 includes a $3.0 million credit to income related to the adjustment of a prior litigation accrual.
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
See Note 20 and Note 21 for additional information.
Interest income (expense), net
For the 13 and 26 weeks ended July 29, 2023, net interest income was $1.8 million and $7.4 million compared to net interest expense of $3.4 million and $7.8 million in the 13 and 26 weeks ended July 30, 2022. The interest income recognized in the 13 and 26 weeks ended July 29, 2023 is the result of interest earned on excess cash balances and higher interest rates on these accounts compared to the prior year comparable periods.
Other non-operating income (expense), net
In the second quarter of Fiscal 2024, other non-operating income was $0.3 million compared to non-operating expense of $2.4 million in the prior year comparable period. In the first half of Fiscal 2024, other non-operating expense was $0.1 million compared to $136.9 million in the prior year comparable period. The other non-operating expenses in Fiscal 2023 primarily consisted of non-cash, pre-tax settlement charges of $132.8 million related to the partial buy-out of the Pension Scheme. Refer to Note 22 for additional information.
Income taxes
In the second quarter of Fiscal 2024, income tax expense was $17.2 million, with an effective tax rate (“ETR”) of 18.6%, compared to income tax expense of $35.6 million, with an ETR of 19.7%, in the prior year comparable period. The ETRs for the second quarter of Fiscal 2024 and Fiscal 2023 were lower than the US federal income tax rate, primarily due to the favorable impacts of foreign rate differences and benefits from global reinsurance arrangements.
In the year to date period of Fiscal 2024, income tax expense was $26.7 million, with an ETR of 13.4%, compared to an income tax benefit of $19.6 million, with an ETR of (46.3)% in the prior year comparable period. The ETR for the 26 weeks ended July 29, 2023 was lower than the US federal income tax rate primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefits recognized through the second quarter of Fiscal 2024. The Fiscal 2024 discrete tax benefits relate to the reclassification of remaining taxes on the pension settlement out of AOCI of $4.1 million and the excess tax benefit for share-based compensation which vested during the year of $7.7 million. The year to date ETR in the prior year comparable period was lower than the US federal income tax rate primarily due to the discrete tax benefits related to litigation charges of $47.7 million, the reclassification of the pension settlement loss out of AOCI of $25.2 million and the excess tax benefit for share-based compensation which vested during the year of $13.0 million. Refer to Note 10 for additional information.

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
1. Net cash
Net cash is a non-GAAP measure defined as the total of cash and cash equivalents less debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of cash balances on-hand.

(in millions)	July 29, 2023	January 28, 2023	July 30, 2022
Cash and cash equivalents	$690.2	$1,166.8	$851.7
Less: Current portion of long-term debt	(147.5)	—	—
Less: Long-term debt	—	(147.4)	(147.2)
Net cash	$542.7	$1,019.4	$704.5
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

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net cash provided by (used in) operating activities	$128.5	$20.6	$(253.3)	$(114.9)
Purchase of property, plant and equipment	(28.3)	(37.4)	(55.4)	(58.2)
Free cash flow	100.2	(16.8)	$(308.7)	$(173.1)
3.     Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA
EBITDA is a non-GAAP measure defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, income taxes, depreciation and amortization costs. Adjusted EBITDA is a non-GAAP measure, defined as earnings before interest, income taxes, depreciation and amortization, share-based compensation expense, non-operating expense, net and certain non-GAAP accounting adjustments. Reviewed in conjunction with net income and operating income, management believes that EBITDA and adjusted EBITDA help in enhancing investors’ ability to evaluate and analyze trends regarding Signet’s business and performance based on its current operations. Adjusted EBITDA is also an input into the Company’s leverage ratio, which is a non-GAAP measure disclosed in the Company’s Form 10-K on an annual basis.

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$75.1	$145.4	$172.5	$61.9
Income taxes	17.2	35.6	26.7	(19.6)
Interest (income) expense, net	(1.8)	3.4	(7.4)	7.8
Depreciation and amortization	43.6	39.8	86.7	79.8
Amortization of unfavorable contracts	(0.4)	(0.4)	(0.9)	(0.9)
EBITDA	$133.7	$223.8	$277.6	$129.0
Other non-operating (income) expense, net (1)	(0.3)	2.4	0.1	136.9
Share-based compensation	13.9	12.4	25.2	22.9
Other accounting adjustments
Litigation charges (2)	—	—	(3.0)	190.0
Acquisition and integration-related costs (3)	4.8	6.4	12.6	10.8
Restructuring charges (4)	4.2	—	4.2	—
Asset impairments (4)	3.5	—	3.5	—
Adjusted EBITDA	$159.8	$245.0	$320.2	$489.6
(1)     Includes pension settlement charges. Refer to Note 22 for further information.
(2)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual. Refer to Note 21 for further information.
(3)    Fiscal 2024 acquisition and integration-related costs include integration costs, primarily severance and retention, exit and disposal costs, and system decommissioning costs incurred for the integration of Blue Nile; Fiscal 2023 includes the impact of the fair value step-up for inventory from Diamonds Direct, as well as professional fees for direct transaction-related costs incurred for the acquisition of Blue Nile in the second quarter.
(4)     Restructuring and asset impairment charges were incurred as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions in the second quarter of Fiscal 2024. Refer to Note 20 for further information.
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

	13 weeks ended		26 weeks ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating income	$90.2	$186.8	$191.9	$187.0
Litigation charges (1)	—	—	(3.0)	190.0
Acquisition and integration-related costs (2)	4.8	6.4	12.6	10.8
Restructuring charges (3)	4.2	—	4.2	—
Asset impairments (3)	3.5	—	3.5	—
Non-GAAP operating income	$102.7	$193.2	$209.2	$387.8

Operating margin	5.6%	10.6%	5.8%	5.2%
Non-GAAP operating margin	6.4%	11.0%	6.4%	10.8%
(1)     Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual. Refer to Note 21 for further information.
(2)    Fiscal 2024 acquisition and integration-related costs include integration costs, primarily severance and retention, exit and disposal costs, and system decommissioning costs incurred for the integration of Blue Nile; Fiscal 2023 includes the impact of the fair value step-up for inventory from Diamonds Direct, as well as professional fees for direct transaction-related costs incurred for the acquisition of Blue Nile in the second quarter.
(3)     Restructuring and asset impairment charges were incurred as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions in second quarter of Fiscal 2024. Refer to Note 20 for further information.

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

	13 weeks ended		26 weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Diluted EPS	$1.38	$2.58	$3.17	$0.90
Pension settlement loss (5)	—	0.02	—	2.67
Litigation charges (1)	—	—	(0.06)	3.82
Acquisition and integration-related costs (2)	0.09	0.11	0.24	0.22
Restructuring charges (4)	0.08	—	0.08	—
Asset impairments (4)	0.06	—	0.06	—
Dilution effect (3)	—	—	—	(0.53)
Tax impact of items above	(0.06)	(0.03)	(0.16)	(1.53)
Non-GAAP diluted EPS	$1.55	$2.68	$3.33	$5.55
(1)     Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual. Refer to Note 21 for further information.
(2)    Fiscal 2024 acquisition and integration-related costs include integration costs, primarily severance and retention, exit and disposal costs, and system decommissioning costs incurred for the integration of Blue Nile; Fiscal 2023 includes the impact of the fair value step-up for inventory from Diamonds Direct, as well as professional fees for direct transaction-related costs incurred for the acquisition of Blue Nile in the second quarter.
(3)    Non-GAAP diluted EPS for the 26 weeks ended July 30, 2022 includes the dilutive effect of the 8.0 million preferred shares which were excluded from the calculation of GAAP diluted EPS for the same period, as their effect was antidilutive. Refer to Note 8 for further information on GAAP diluted EPS.
(4)     Restructuring and asset impairment charges were incurred as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions in the second quarter of Fiscal 2024. Refer to Note 20 for further information.
(5)     Refer to Note 22 for further information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior unsecured asset-based revolving credit facility (the “ABL Revolving Facility”). As of July 29, 2023, the Company had $690.2 million of cash and cash equivalents, $147.7 million of outstanding debt related to the Senior Notes, and no outstanding borrowings on the ABL Revolving Facility. The available borrowing capacity on the ABL Revolving Facility was $1.2 billion as of July 29, 2023.
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
The Company has made various strategic acquisitions in line with its Inspiring Brilliance growth strategy over the past two years, investing nearly $900 million for the acquisitions of Diamonds Direct in Fiscal 2022, Blue Nile in Fiscal 2023 and SJR in Fiscal 2024. The acquisition of Diamonds Direct accelerated the Company’s growth in accessible luxury and bridal, and the Company is focused on doubling the pace of store openings, extending its reach into even more key markets. The addition of Blue Nile accelerates Signet's efforts to enhance its connected commerce capabilities and broaden its digital leadership across the jewelry category – all while further achieving meaningful operating synergies for the consumers and create value for shareholders. The acquisition of certain assets of SJR in the second quarter of Fiscal 2024, as well as the transition of the Blue Nile Seattle fulfillment center to a new enterprise-wide repair facility, will expand the Company’s services capacity and capabilities.
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
Returning cash to shareholders
The Company remains committed to its goal to return cash to shareholders. This includes our goal to be a dividend growth company, and Signet has increased its common dividend for the second consecutive year from $0.20 per share in Fiscal 2023 to $0.23 per share beginning in Fiscal 2024. The Company also remains focused on share repurchases under its 2017 Program. In March 2023, the Board approved a further $263 million increase to the multi-year authorization under the 2017 Program, bringing the remaining share repurchase authorization to approximately $775 million at the time. Since the reinstatement of share repurchases in Fiscal 2022, the Company has repurchased approximately 10.5 million shares for $770.3 million under the 2017 Program, including $82.4 million during the 26 weeks ended July 29, 2023. See Note 7 for further information related to the share repurchases.
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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2024 and Fiscal 2023:

	26 weeks ended
(in millions)	July 29, 2023	July 30, 2022
Net cash used in operating activities	$(253.3)	$(114.9)
Net cash used in investing activities	(60.9)	(75.0)
Net cash used in financing activities	(163.8)	(367.1)
Decrease in cash and cash equivalents	$(478.0)	$(557.0)

Cash and cash equivalents at beginning of period	$1,166.8	$1,418.3
Decrease in cash and cash equivalents	(478.0)	(557.0)
Effect of exchange rate changes on cash and cash equivalents	1.4	(9.6)
Cash and cash equivalents at end of period	$690.2	$851.7

Operating activities
Net cash used in operating activities was $253.3 million during the 26 weeks ended July 29, 2023 compared to $114.9 million in the prior year comparable period. This overall decrease in operating cash flows is primarily due to the payment of litigation settlements noted below, offset by higher cash inflows for working capital compared to the prior period and net tax payments and refunds. The significant movements in operating cash flows are further described below:
•Net income was $172.5 million compared to net income of $61.9 million in the prior year period, an increase of $110.6 million. This increase was primarily related to non-cash, pre-tax pension settlement charges of $132.8 million and pre-tax accrued litigation charges of $190.0 million during Fiscal 2023, partially offset by lower overall profitability in Fiscal 2024. See Note 19 for details.
•Changes in current income taxes was a use of $15.5 million in the current period compared to a use of $99.9 million in the prior year. The year over year change was primarily the result of net income tax refunds of $2.7 million in the current year and lower overall pre-tax income, compared to cash payments of $90.6 million in the prior year period. Refer to Note 10 for more information.
•Cash provided by inventory was $65.0 million compared to cash used of $146.6 million in the prior year period. The inventory reduction in the current year was driven by the Company’s inventory management initiatives in the second quarter, compared to prior year which was driven by the replenishment of inventories to healthier in-stock levels.
•Cash used by accounts payable was $300.0 million compared to a use of $221.2 million in the prior year period. Accounts payable decreased in the current year as a result of lower purchases and payment timing.
•Cash used by accrued expenses and other liabilities was $257.1 million, compared to a source of $95.3 million in the prior year period. This difference is driven by accrued litigation charges which were accrued in the prior year period and paid during the first quarter of Fiscal 2024. See Note 21 for details.
Investing activities
Net cash used in investing activities for the 26 weeks ended July 29, 2023 was $60.9 million compared to a use of $75.0 million in the prior period. Cash used in Fiscal 2024 was primarily related to capital expenditures of $55.4 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. Signet has planned Fiscal 2024 capital investments of up to $200 million, of which approximately $150 million relates to capital expenditures for technology and banner differentiation, and approximately $50 million relates to digital and cloud innovation. In Fiscal 2023, net cash used in investing activities was primarily related to capital expenditures of $58.2 million.
Stores opened and closed in the 26 weeks ended July 29, 2023:

Store count by segment	January 28, 2023	Openings	Closures	July 29, 2023
North America segment (1)	2,475	7	(28)	2,454
International segment (1)	333	5	(31)	307
Signet	2,808	12	(59)	2,761
(1)    The net change in selling square footage for Fiscal 2024 year to date for the North America and International segments was (0.5%) and (6.5%), respectively.
Financing activities
Net cash used in financing activities for the 26 weeks ended July 29, 2023 was $163.8 million, consisting of the repurchase of $82.4 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $45.6 million, and preferred and common share dividends paid of $35.8 million.
Net cash used in financing activities for the 26 weeks ended July 30, 2022 was $367.1 million, consisting of the repurchase of $291.0 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $41.4 million and preferred and common share dividends paid of $34.7 million.
Movement in cash and indebtedness
Cash and cash equivalents at July 29, 2023 were $690.2 million compared to $851.7 million as of July 30, 2022. The decrease year over year was primarily driven by the acquisition of Blue Nile and the payment of litigation charges, as described above. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 17, on July 28, 2021, the Company entered into an agreement to amend the ABL Revolving Facility. The amendment extends the maturity of the ABL Revolving Facility to July 28, 2026 and allows the Company to increase the size of the ABL Revolving Facility by up to $600 million.

At July 29, 2023 and July 30, 2022, Signet had $147.7 million and $147.7 million, respectively, of outstanding debt, consisting entirely of the Senior Notes. The Senior Notes are due in June 2024.
Available borrowing capacity under the ABL Revolving Facility was $1.2 billion as of July 29, 2023.
Net cash was $542.7 million as of July 29, 2023 compared to net cash of $704.5 million as of July 30, 2022. Refer to the non-GAAP measures discussed above for the definition of net cash and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of July 29, 2023, January 28, 2023 and July 30, 2022, the Company was in compliance with all debt covenants.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its accounting policies, estimates and judgments. Estimates and assumptions are primarily made in relation to the valuation of inventories, deferred revenue, employee compensation, income taxes, contingencies, leases, asset impairments for goodwill, indefinite-lived intangible and long-lived assets and the depreciation and amortization of long-lived assets. Management bases the estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no material changes to the critical accounting policies and estimates, except for goodwill and intangible assets noted below, disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the SEC on March 16, 2023.
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
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually as of the end of the fourth reporting period. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value, the Company would evaluate the reporting unit or asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.
The impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows, market-based methodologies, or a combination of both. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
Due to various impacts of the current market conditions on key inputs and assumptions, such as rising interest rates and the sustained inflationary pressure on consumers’ discretionary spending, the Company determined that quantitative impairment assessments were required for the Diamonds Direct and Digital Banners reporting units as well as the indefinite-lived intangible assets assigned to those reporting units as of the annual impairment testing date during the second quarter of Fiscal 2024. As part of the assessments, it was determined that an increase in the discount rates was required to reflect the rising interest rates due to current market conditions. This higher discount rate, in conjunction with revised long-term projections associated with the impact of the decline in consumer trends relative to engagement related purchases expected in Fiscal 2024, resulted in lower than previously projected discounted long-term future cash flows for the reporting units and indefinite-lived intangible assets which negatively affected the valuation compared to previous valuations.
Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required as the estimated fair value of the Digital Banners reporting unit as well as the James Allen trade name substantially exceeded their respective carrying values. Due to the recent acquisition of Blue Nile trade name, the carrying value of $96 million approximates its estimated fair value as of the annual impairment testing date and no impairment was required. For the Diamonds Direct reporting unit, as well as its related trade name, the estimated fair values exceeded their carrying values by approximately 13% and 6%, respectively. The Company noted that an increase in the discount rate and/or a further softening of sales and operating income trends for these reporting units and related trade names could result in a decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges.
The Company will continue to monitor events or circumstances that could trigger the need for an interim impairment test. The Company believes that the estimates and assumptions related to sales and operating income trends, discount rates, royalty rates and other assumptions are reasonable, but they are subject to change from period to period. Future economic conditions or operating performance, such as declines in sales or increases in discount rates, could differ from those projected by management in its most recent impairment tests for indefinite-lived intangible assets, including goodwill. This could impact our estimates of fair values and may result in future material impairment charges. See Note 14 of Item 1 for further details.
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

	Summarized Balance Sheets
(in millions)	July 29, 2023	January 28, 2023
Total current assets	$2,920.0	$3,225.3
Total non-current assets	2,040.3	2,056.3
Total current liabilities	2,319.9	2,555.5
Total non-current liabilities	3,000.8	3,192.3
Redeemable preferred shares	654.7	653.8
Total due from Non-Guarantors (1)	557.4	425.1
Total due to Non-Guarantors (1)	1,901.0	1,798.3
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	26 weeks ended	Year Ended
(in millions)	July 29, 2023	January 28, 2023
Sales	$2,735.7	$6,705.7
Gross margin	1,107.0	2,786.0
Income before income taxes (2)	339.7	546.0
Net income (2)	319.3	490.1
(2)    Includes net income from intercompany transactions with Non-Guarantors of $115.8 million for the 26 weeks ended July 29, 2023 and net income of $128.3 million for the year ended January 28, 2023. Intercompany transactions primarily include intercompany dividends and interest.

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
Signet’s market risk profile as of July 29, 2023 has not materially changed since January 28, 2023. The market risk profile as of January 28, 2023 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 16, 2023.

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
Management, including the Chief Executive Officer and Chief Financial, Strategy & Services Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial, Strategy & Services Officer concluded that the disclosure controls and procedures were effective as of July 29, 2023.
Changes in Internal Control over Financial Reporting
The Company is in the process of integrating Blue Nile, as described in Note 4 of Item 1 within this Quarterly Report on Form 10-Q, into the Company’s overall internal control over financial reporting framework.
Except as described above, there were no changes into the Company’s internal control over financial reporting during the second quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the second quarter of Fiscal 2024:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 30, 2023 to May 27, 2023	—	$—	—	$761,204,957
May 28, 2023 to June 24, 2023	226,556	$60.69	226,556	$747,455,395
June 25, 2023 to July 29, 2023	431,704	$68.56	431,704	$717,859,422
Total	658,260	$65.85	658,260	$717,859,422
(1)    The average price paid per share excludes commissions paid of $11,849 in connection with the repurchases made under the 2017 Share Repurchase Program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the second quarter of Fiscal 2024, the following officer of the Company, as defined in Rule 16-1(f), adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K):

Howard Melnick
Title	Chief Information Officer and Enterprise Analytics
Type of arrangement	Rule 10b5-1 Trading Arrangement
Adoption date	June 26, 2023
Termination date/duration	Through the earlier of 1) June 26, 2024 or 2) when all trades have been executed (earliest date would be January 22, 2024)
Aggregate number of shares to be sold	12,511
The above trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). No other directors or officers of the Company have adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or Non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408 of Regulation S-K) during the second quarter of Fiscal 2024.

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

Signet Jewelers Limited

Date:	August 31, 2023	By:	/s/ Joan Hilson
		Name:	Joan Hilson
		Title:	Chief Financial, Strategy & Services Officer (Principal Financial Officer)