Form 10-Q
period 2023-10-28
SIGNET JEWELERS LTD
filed 2023-12-05
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 28, 2023 or

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
Common Shares, $0.18 par value, 44,317,262 shares as of December 1, 2023

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022	Notes
Sales	$1,391.9	$1,582.7	$4,673.5	$5,175.9	3
Cost of sales	(890.6)	(1,030.1)	(2,929.4)	(3,234.9)
Gross margin	501.3	552.6	1,744.1	1,941.0
Selling, general and administrative expenses	(484.2)	(501.7)	(1,525.8)	(1,512.1)
Other operating expense, net	(3.8)	(2.5)	(13.1)	(193.5)	19
Operating income	13.3	48.4	205.2	235.4	5
Interest income (expense), net	2.6	(3.6)	10.0	(11.4)
Other non-operating expense, net	(2.3)	(2.7)	(2.4)	(139.6)	19
Income before income taxes	13.6	42.1	212.8	84.4
Income taxes	(1.9)	(4.6)	(28.6)	15.0	10
Net income	$11.7	$37.5	$184.2	$99.4
Dividends on redeemable convertible preferred shares	(8.7)	(8.7)	(25.9)	(25.9)	7
Net income attributable to common shareholders	$3.0	$28.8	$158.3	$73.5

Earnings per common share:
Basic	$0.07	$0.62	$3.51	$1.56	8
Diluted	$0.07	$0.60	$3.39	$1.49	8
Weighted average common shares outstanding:
Basic	44.7	46.1	45.1	47.1	8
Diluted	45.6	48.1	54.3	49.2	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	October 28, 2023			October 29, 2022
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$11.7			$37.5
Other comprehensive loss:
Foreign currency translation adjustments	(9.4)	—	(9.4)	(18.6)	—	(18.6)
Available-for-sale securities:
Unrealized loss	(0.1)	—	(0.1)	(0.3)	—	(0.3)
Cash flow hedges:
Unrealized gain	1.2	(0.2)	1.0	0.8	(0.2)	0.6
Reclassification adjustment for gains to earnings	(0.1)	—	(0.1)	(0.4)	0.2	(0.2)
Pension plan:
Reclassification adjustment for amortization of actuarial losses to earnings	—	—	—	1.0	(0.2)	0.8
Reclassification adjustment for amortization of net prior service costs to earnings	—	—	—	0.1	—	0.1
Total other comprehensive loss	$(8.4)	$(0.2)	$(8.6)	$(17.4)	$(0.2)	$(17.6)
Total comprehensive income			$3.1			$19.9

	39 weeks ended
	October 28, 2023			October 29, 2022
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$184.2			$99.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.4)	—	(0.4)	(42.5)	—	(42.5)
Available-for-sale securities:
Unrealized loss	(0.2)	—	(0.2)	(0.6)	—	(0.6)
Cash flow hedges:
Unrealized gain	0.4	(0.1)	0.3	2.6	(0.4)	2.2
Reclassification adjustment for gains to earnings	(0.9)	0.2	(0.7)	(0.7)	0.2	(0.5)
Pension plan:
Actuarial loss	—	—	—	(0.5)	0.1	(0.4)
Reclassification adjustment for amortization of actuarial losses to earnings	—	—	—	3.0	(0.4)	2.6
Reclassification adjustment for amortization of net prior service costs to earnings	—	—	—	0.3	—	0.3
Reclassification adjustment for pension settlement loss to earnings	0.2	(4.1)	(3.9)	132.8	(25.2)	107.6
Total other comprehensive (loss) income	$(0.9)	$(4.0)	$(4.9)	$94.4	$(25.7)	$68.7
Total comprehensive income			$179.3			$168.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	October 28, 2023	January 28, 2023	October 29, 2022	Notes
Assets
Current assets:
Cash and cash equivalents	$643.8	$1,166.8	$327.3
Accounts receivable	10.9	14.5	29.8
Other current assets	258.8	165.9	180.1
Income taxes	9.1	9.6	222.0
Inventories	2,095.7	2,150.3	2,429.0	12
Total current assets	3,018.3	3,507.1	3,188.2
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,402.3 (January 28, 2023 and October 29, 2022: $1,352.7 and $1,313.0, respectively)	509.8	586.5	591.6
Operating lease right-of-use assets	1,023.1	1,049.3	1,091.5	13
Goodwill	754.5	751.7	752.3	14
Intangible assets, net	405.6	407.4	413.5	14
Other assets	316.3	281.7	275.8
Deferred tax assets	37.3	36.7	33.1
Total assets	$6,064.9	$6,620.4	$6,346.0
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Current portion of long-term debt	$147.6	$—	$—	17
Accounts payable	644.9	879.0	800.2
Accrued expenses and other current liabilities	412.1	638.7	623.2
Deferred revenue	346.2	369.5	335.3	3
Operating lease liabilities	267.7	288.2	266.1	13
Income taxes	52.6	72.7	22.7
Total current liabilities	1,871.1	2,248.1	2,047.5
Non-current liabilities:
Long-term debt	—	147.4	147.3	17
Operating lease liabilities	855.1	894.7	917.0	13
Other liabilities	94.6	100.1	98.8
Deferred revenue	856.5	880.1	878.1	3
Deferred tax liabilities	160.3	117.6	245.8
Total liabilities	3,837.6	4,388.0	4,334.5
Commitments and contingencies				21
Redeemable Series A Convertible Preference Shares $0.01 par value: authorized 500 shares, 0.625 shares outstanding (January 28, 2023 and October 29, 2022: 0.625 shares outstanding, respectively)	655.1	653.8	653.4	6
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 44.4 shares outstanding (January 28, 2023 and October 29, 2022: 44.9 and 45.9 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	227.1	259.7	252.3
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 25.6 shares (January 28, 2023 and October 29, 2022: 25.1 and 24.1 shares, respectively)	(1,626.5)	(1,574.7)	(1,510.2)
Retained earnings	3,227.7	3,144.8	2,885.2
Accumulated other comprehensive loss	(269.1)	(264.2)	(282.2)	9
Total shareholders’ equity	1,572.2	1,578.6	1,358.1
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,064.9	$6,620.4	$6,346.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(in millions)	October 28, 2023	October 29, 2022
Operating activities
Net income	$184.2	$99.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	129.4	123.5
Amortization of unfavorable contracts	(1.4)	(1.4)
Share-based compensation	36.4	34.3
Deferred taxation	40.2	63.2
Pension settlement loss	0.2	132.8
Other non-cash movements	9.8	7.8
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	3.5	(9.9)
(Increase) decrease in other assets	(45.2)	0.6
Decrease (increase) in inventories	14.8	(305.6)
Decrease in accounts payable	(221.5)	(177.6)
(Decrease) increase in accrued expenses and other liabilities	(253.2)	105.6
Change in operating lease assets and liabilities	(34.5)	(5.9)
Decrease in deferred revenue	(48.0)	(7.0)
Change in income tax receivable and payable	(20.0)	(206.1)
Pension plan contributions	—	(9.2)
Net cash used in operating activities	(205.3)	(155.5)
Investing activities
Purchase of property, plant and equipment	(89.4)	(94.3)
Acquisitions	(6.0)	(397.8)
Other investing activities, net	1.5	(16.3)
Net cash used in investing activities	(93.9)	(508.4)
Financing activities
Dividends paid on common shares	(29.7)	(27.4)
Dividends paid on redeemable convertible preferred shares	(24.6)	(24.6)
Repurchase of common shares	(117.5)	(311.2)
Other financing activities, net	(47.9)	(44.3)
Net cash used in financing activities	(219.7)	(407.5)
Cash and cash equivalents at beginning of period	1,166.8	1,418.3
Decrease in cash and cash equivalents	(518.9)	(1,071.4)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	(19.6)
Cash and cash equivalents at end of period	$643.8	$327.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2023	$12.6	$259.7	$0.4	$(1,574.7)	$3,144.8	$(264.2)	$1,578.6
Net income	—	—	—	—	97.4	—	97.4
Other comprehensive loss	—	—	—	—	—	(3.3)	(3.3)
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.4)	—	(10.4)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(39.1)	—	—	(39.1)
Net settlement of equity-based awards	—	(60.5)	—	57.3	(41.2)	—	(44.4)
Share-based compensation expense	—	11.3	—	—	—	—	11.3
Balance at April 29, 2023	$12.6	$210.5	$0.4	$(1,556.5)	$3,182.0	$(267.5)	$1,581.5
Net income	—	—	—	—	75.1	—	75.1
Other comprehensive income	—	—	—	—	—	7.0	7.0
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.3)	—	(10.3)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(43.3)	—	—	(43.3)
Net settlement of equity-based awards	—	(4.4)	—	3.4	(0.2)	—	(1.2)
Share-based compensation expense	—	13.9	—	—	—	—	13.9
Balance at July 29, 2023	$12.6	$220.0	$0.4	$(1,596.4)	$3,238.0	$(260.5)	$1,614.1
Net income	—	—	—	—	11.7	—	11.7
Other comprehensive loss	—	—	—	—	—	(8.6)	(8.6)
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.2)	—	(10.2)
Preferred shares, $13.14/share	—	—	—	—	(8.7)	—	(8.7)
Repurchase of common shares	—	—	—	(35.1)	—	—	(35.1)
Net settlement of equity-based awards	—	(4.1)	—	5.0	(3.1)	—	(2.2)
Share-based compensation expense	—	11.2	—	—	—	—	11.2
Balance at October 28, 2023	$12.6	$227.1	$0.4	$(1,626.5)	$3,227.7	$(269.1)	$1,572.2

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 29, 2022	$12.6	$231.2	$0.4	$(1,206.7)	$2,877.4	$(350.9)	$1,564.0
Net loss	—	—	—	—	(83.5)	—	(83.5)
Other comprehensive income	—	—	—	—	—	91.2	91.2
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.3)	—	(9.3)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	50.0	—	(318.2)	—	—	(268.2)
Net settlement of equity-based awards	—	(54.9)	—	50.7	(35.1)	—	(39.3)
Share-based compensation expense	—	10.5	—	—	—	—	10.5
Balance at April 30, 2022	$12.6	$236.8	$0.4	$(1,474.2)	$2,740.9	$(259.7)	$1,256.8
Net income	—	—	—	—	145.4	—	145.4
Other comprehensive loss	—	—	—	—	—	(4.9)	(4.9)
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.2)	—	(9.2)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(22.8)	—	—	(22.8)
Net settlement of equity based awards	—	(3.6)	—	2.6	(0.2)	—	(1.2)
Share-based compensation expense	—	12.4	—	—	—	—	12.4
Balance at July 30, 2022	$12.6	$245.6	$0.4	$(1,494.4)	$2,868.3	$(264.6)	$1,367.9
Net income	—	—	—	—	37.5	—	37.5
Other comprehensive loss	—	—	—	—	—	(17.6)	(17.6)
Dividends declared:
Common shares, $0.20/share	—	—	—	—	(9.2)	—	(9.2)
Preferred shares, $13.14/share	—	—	—	—	(8.7)	—	(8.7)
Repurchase of common shares	—	—	—	(20.2)	—	—	(20.2)
Net settlement of equity based awards	—	(4.7)	—	4.4	(2.7)	—	(3.0)
Share-based compensation expense	—	11.4	—	—	—	—	11.4
Balance at October 29, 2022	$12.6	$252.3	$0.4	$(1,510.2)	$2,885.2	$(282.2)	$1,358.1
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
Basis of preparation
The condensed consolidated financial statements of Signet are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Intercompany transactions and balances have been eliminated in consolidation. Signet has reclassified certain prior year amounts to conform to the current year presentation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the SEC on March 16, 2023.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2024 and Fiscal 2023 refer to the 53-week period ending February 3, 2024 and the 52-week period ended January 28, 2023, respectively. Within these condensed consolidated financial statements, the third quarter and year to date periods of the relevant fiscal years 2024 and 2023 refer to the 13 and 39 weeks ended October 28, 2023 and October 29, 2022, respectively.
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
New accounting pronouncements recently adopted
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs. This ASU was adopted by the Company as of January 29, 2023 and requires annual and interim disclosure of the key terms of outstanding supplier finance programs. In addition, this ASU requires disclosure of the related obligations outstanding at each interim reporting period and where those obligations are presented on the balance sheet. This ASU also includes a prospective annual requirement to disclose a rollforward of the amount of the obligations during the annual reporting period. This ASU does not affect the recognition, measurement or financial statement presentation of the supplier finance program obligations. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.
The Company entered into a supplier finance program during Fiscal 2024. Under this program, a financial intermediary acts as the Company’s paying agent with respect to accounts payable due to certain suppliers. The Company agrees to pay the financial intermediary the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. The supplier finance program enables Company suppliers to be paid by the financial intermediary earlier than the due date on the applicable invoice. The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. No guarantees or collateral are provided by the Company under the supplier finance program. As of October 28, 2023, the Company had no confirmed invoices outstanding under the supplier finance program. All activity related to the supplier finance program will be presented within operating activities in the condensed consolidated statements of cash flows.
New accounting pronouncements issued but not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting. This ASU requires the following disclosures on an annual and interim basis:
•Significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of segment profit/loss.
•Other segment items by reportable segment, consisting of differences between segment revenue and segment profit/loss not already disclosed above.
•Other information by reportable segment, including total assets, depreciation and amortization, and capital expenditures.
•The title of the CODM and an explanation of how the CODM uses the reported measures of segment profit/loss in assessing segment performance and deciding how to allocate resources.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a retrospective basis. This ASU will have no impact on the Company’s financial condition or results of operations. The Company is evaluating the impact to the related segment reporting disclosures.

3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by banner, for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022:

	13 weeks ended October 28, 2023				13 weeks ended October 29, 2022
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$489.9	$—	$—	$489.9	$535.6	$—	$—	$535.6
Zales	224.1	—	—	224.1	263.2	—	—	263.2
Jared	237.4	—	—	237.4	267.7	—	—	267.7
Digital banners (1) (2)	134.9	—	—	134.9	156.6			156.6
Diamonds Direct	93.3	—	—	93.3	106.4	—	—	106.4
Banter by Piercing Pagoda	69.4	—	—	69.4	82.9	—	—	82.9
Peoples	36.2	—	—	36.2	40.0	—	—	40.0
International segment banners	—	94.0	—	94.0	—	95.3	—	95.3
Other (3)	5.9	—	6.8	12.7	12.4	—	22.6	35.0
Total sales	$1,291.1	$94.0	$6.8	$1,391.9	$1,464.8	$95.3	$22.6	$1,582.7

	39 weeks ended October 28, 2023				39 weeks ended October 29, 2022
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$1,659.2	$—	$—	$1,659.2	$1,820.4	$—	$—	$1,820.4
Zales	798.9	—	—	798.9	929.0	—	—	929.0
Jared	776.6	—	—	776.6	885.3	—	—	885.3
Digital banners (1) (2)	467.3			467.3	338.5			338.5
Diamonds Direct	274.6	—	—	274.6	325.7	—	—	325.7
Banter by Piercing Pagoda	234.2	—	—	234.2	302.1	—	—	302.1
Peoples	117.9	—	—	117.9	133.2	—	—	133.2
International segment banners	—	289.0	—	289.0	—	316.9	—	316.9
Other (3)	24.7	—	31.1	55.8	52.0	—	72.8	124.8
Total sales	$4,353.4	$289.0	$31.1	$4,673.5	$4,786.2	$316.9	$72.8	$5,175.9
(1) Includes sales from the Company’s digital banners, James Allen and Blue Nile.
(2) Includes Blue Nile sales since the date of acquisition on August 19, 2022. See Note 4 for further details.
(3) Other primarily includes sales from Signet’s diamond sourcing operation, loose diamonds and Rocksbox.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022:

	13 weeks ended October 28, 2023				13 weeks ended October 29, 2022
(in millions)	North America	International	Other	Consolidated	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$625.9	$38.7	$—	$664.6	$740.8	$39.9	$—	$780.7
Fashion	431.8	16.4	—	448.2	495.0	16.4	—	511.4
Watches	39.5	32.5	—	72.0	45.1	33.0	—	78.1
Services (1)	163.5	6.4	—	169.9	155.3	6.0	—	161.3
Other (2)	30.4	—	6.8	37.2	28.6	—	22.6	51.2
Total sales	$1,291.1	$94.0	$6.8	$1,391.9	$1,464.8	$95.3	$22.6	$1,582.7

	39 weeks ended October 28, 2023				39 weeks ended October 29, 2022
(in millions)	North America	International	Other	Consolidated	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$2,044.6	$124.2	$—	$2,168.8	$2,283.9	$139.2	$—	$2,423.1
Fashion	1,555.5	49.4	—	1,604.9	1,758.5	52.0	—	1,810.5
Watches	132.7	96.1	—	228.8	150.0	106.1	—	256.1
Services (1)	509.9	19.3	—	529.2	484.8	19.6	—	504.4
Other (2)	110.7	—	31.1	141.8	109.0	—	72.8	181.8
Total sales	$4,353.4	$289.0	$31.1	$4,673.5	$4,786.2	$316.9	$72.8	$5,175.9
(1) Services primarily includes sales from service plans, repairs and subscriptions.
(2) Other primarily includes sales from Signet’s diamond sourcing operation and other miscellaneous non-jewelry sales.
(3) Certain amounts have been reclassified between the bridal, fashion, and other categories to conform to the Company’s current product categorizations.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022:

	13 weeks ended October 28, 2023				13 weeks ended October 29, 2022
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,003.6	$77.8	$—	$1,081.4	$1,140.6	$79.8	$—	$1,220.4
E-commerce	284.7	16.2	—	300.9	315.6	15.5	—	331.1
Other (1)	2.8	—	6.8	9.6	8.6	—	22.6	31.2
Total sales	$1,291.1	$94.0	$6.8	$1,391.9	$1,464.8	$95.3	$22.6	$1,582.7

	39 weeks ended October 28, 2023				39 weeks ended October 29, 2022
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$3,341.7	$239.4	$—	$3,581.1	$3,851.7	$261.6	$—	$4,113.3
E-commerce	997.4	49.6	—	1,047.0	894.1	55.3	—	949.4
Other (1)	14.3	—	31.1	45.4	40.4	—	72.8	113.2
Total sales	$4,353.4	$289.0	$31.1	$4,673.5	$4,786.2	$316.9	$72.8	$5,175.9
(1) Other primarily includes sales from Signet’s diamond sourcing operation and loose diamonds.
Extended service plans (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in either the overall claims pattern or the life over which the Company is expected to fulfill its obligations under the warranty could result in a material change to revenues. All direct costs associated with the sale of ESP are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees.
Deferred ESP selling costs
Unamortized deferred ESP selling costs as of October 28, 2023, January 28, 2023 and October 29, 2022 were as follows:

(in millions)	October 28, 2023	January 28, 2023	October 29, 2022
Other current assets	$27.4	$29.2	$27.7
Other assets	81.3	85.4	85.5
Total deferred ESP selling costs	$108.7	$114.6	$113.2
Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $10.1 million and $31.8 million during the 13 and 39 weeks ended October 28, 2023, respectively, and $9.9 million and $31.0 million during the 13 and 39 weeks ended October 29, 2022, respectively.
Deferred revenue
Deferred revenue as of October 28, 2023, January 28, 2023 and October 29, 2022 was as follows:

(in millions)	October 28, 2023	January 28, 2023	October 29, 2022
ESP deferred revenue	$1,120.2	$1,159.5	$1,124.9
Other deferred revenue (1)	82.5	90.1	88.5
Total deferred revenue	$1,202.7	$1,249.6	$1,213.4

Disclosed as:
Current liabilities	$346.2	$369.5	$335.3
Non-current liabilities	856.5	880.1	878.1
Total deferred revenue	$1,202.7	$1,249.6	$1,213.4
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
ESP deferred revenue, beginning of period	$1,138.9	$1,131.5	$1,159.5	$1,116.5
Plans sold (1)	95.7	101.1	318.8	345.2
Revenue recognized (2)	(114.4)	(107.7)	(358.1)	(336.8)
ESP deferred revenue, end of period	$1,120.2	$1,124.9	$1,120.2	$1,124.9
(1) Includes impact of foreign exchange translation.
(2) The Company recognized sales of $67.7 million and $230.2 million during the 13 and 39 weeks ended October 28, 2023, respectively, and $60.7 million and $208.5 million during the 13 and 39 weeks ended October 29, 2022, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP.
4. Acquisitions and divestitures
UK Prestige Watch Business
On October 18, 2023, the Company entered into an agreement to sell the operations and certain assets of the Company’s UK prestige watch business in the International reportable segment, including 21 retail locations. The closing of the sale was substantially completed on November 17, 2023, for initial proceeds of approximately $53 million and resulted in a pre-tax gain of approximately $12 million. The transaction is subject to certain customary post-closing conditions and adjustments which are expected to be completed by January 2024.

Based on the above sale, during the third quarter of Fiscal 2024, the Company determined the UK prestige watch business met the criteria to be classified as held for sale. The business did not meet the criteria to be classified as discontinued operations as the disposal does not represent a strategic shift that will have a major effect on the Company's operations. The related assets and liabilities expected to be disposed of have been presented as held for sale as of October 28, 2023, recorded within other current assets and other current liabilities in the condensed consolidated balance sheet and consist of the following:

(in millions)
Inventories	$33.4
Property, plant and equipment	9.6
Operating lease right-of-use assets	19.8
Assets held for sale	$62.8

Operating lease liabilities	$21.4
Liabilities held for sale	$21.4
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
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Sales:
North America segment	$1,291.1	$1,464.8	$4,353.4	$4,786.2
International segment	94.0	95.3	289.0	316.9
Other segment	6.8	22.6	31.1	72.8
Total sales	$1,391.9	$1,582.7	$4,673.5	$5,175.9

Operating income (loss):
North America segment (1)	$39.2	$65.4	$281.0	$300.3
International segment (2)	(9.0)	(6.5)	(22.9)	(14.9)
Other segment	(3.1)	(0.3)	(4.8)	4.5
Corporate and unallocated expenses	(13.8)	(10.2)	(48.1)	(54.5)
Total operating income	13.3	48.4	205.2	235.4
Interest income (expense), net	2.6	(3.6)	10.0	(11.4)
Other non-operating expense, net	(2.3)	(2.7)	(2.4)	(139.6)
Income before income taxes	$13.6	$42.1	$212.8	$84.4
(1)    Operating income during the 13 and 39 weeks ended October 28, 2023 includes $7.5 million and $20.1 million, respectively, of acquisition and integration-related expenses, primarily severance and retention, exit and disposal costs and system decommissioning costs incurred for the integration of Blue Nile; and $0.2 million and $4.4 million, respectively, of restructuring charges. Operating income during the 39 weeks ended October 28, 2023 includes a $3.0 million credit to income related to the adjustment of a prior litigation accrual and $5.6 million of net asset impairment charges primarily related to restructuring and integration.
Operating income during the 13 and 39 weeks ended October 29, 2022 includes $5.0 million and $15.2 million, respectively, of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct and Blue Nile acquisitions; and $4.7 million and $7.3 million, respectively, of acquisition and integration-related expenses in connection with the Blue Nile acquisition. Operating income during the 39 weeks ended October 29, 2022 includes $190.0 million related to pre-tax litigation charges.
See Note 20 and Note 21 for additional information.
(2)    Operating loss during the 13 and 39 weeks ended October 28, 2023 includes restructuring charges of $1.4 million and costs related to the planned divestiture of the UK prestige watch business of $1.3 million, respectively.
    See Notes 4 and 20 for additional information.
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

(in millions, except conversion rate and conversion price)	October 28, 2023	January 28, 2023	October 29, 2022
Conversion rate	12.5406	12.3939	12.3939
Conversion price	$79.7410	$80.6849	$80.6849
Potential impact of preferred shares if-converted to common shares	8.2	8.1	8.1
Liquidation preference (1)	$665.1	$665.1	$665.1
(1) Includes the Stated Value of the Preferred Shares plus any declared but unpaid dividends
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million. These direct and incremental expenses originally reduced the Preferred Shares carrying value and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $12.0 million as of October 28, 2023 (January 28, 2023 and October 29, 2022: $10.7 million and $10.2 million, respectively).
Accretion of $0.5 million and $1.3 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 and 39 weeks ended October 28, 2023, respectively ($0.4 million and $1.2 million for the 13 and 39 weeks ended October 29, 2022, respectively).

7. Shareholders’ equity
Dividends on Common Shares
Dividends declared on the common shares during the 39 weeks ended October 28, 2023 and October 29, 2022 were as follows:

	Fiscal 2024		Fiscal 2023
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$0.23	$10.4	$0.20	$9.3
Second quarter	0.23	10.3	0.20	9.2
Third quarter (1)	0.23	10.2	0.20	9.2
Total	$0.69	$30.9	$0.60	$27.7
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of October 28, 2023 and October 29, 2022, there was $10.2 million and $9.2 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the third quarter of Fiscal 2024 and Fiscal 2023, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 39 weeks ended October 28, 2023 and October 29, 2022 were as follows:

	Fiscal 2024		Fiscal 2023
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$13.14	$8.2	$13.14	$8.2
Second quarter	13.14	8.2	13.14	8.2
Third quarter (1)	13.14	8.2	13.14	8.2
Total	$39.42	$24.6	$39.42	$24.6
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of October 28, 2023 and October 29, 2022, there was $8.2 million and $8.2 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on the Preferred Shares declared for the third quarter of Fiscal 2024 and Fiscal 2023, respectively.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net income attributable to common shareholders during the 13 and 39 weeks ended October 28, 2023 or October 29, 2022. See Note 6 for additional discussion of the Company’s Preferred Shares.
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
The Board authorized repurchases to be made under the 2017 Share Repurchase Program (the “2017 Program”). Through the end of Fiscal 2023, the total authorization under the 2017 Program had been increased to $1.7 billion, with $537.3 million remaining as of January 28, 2023. In March 2023, the Board approved a further increase to the multi-year authorization under the 2017 Program bringing the total remaining authorization to approximately $775 million. Since inception of the 2017 Program, the Company has repurchased approximately $1.2 billion of shares, with $682.8 million of shares authorized for repurchase remaining as of October 28, 2023.
The share repurchase activity during the 39 weeks ended October 28, 2023 and October 29, 2022 was as follows:

	39 weeks ended October 28, 2023			39 weeks ended October 29, 2022
(in millions, except per share amounts)	Shares repurchased	Amount repurchased (2)	Average repurchase price per share (2)	Shares repurchased	Amount repurchased (1)(2)	Average repurchase price per share (2)
2017 Program	1.7	$117.5	$70.76	5.1	$361.2	$70.98
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

8. Earnings per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator:
Net income attributable to common shareholders	$3.0	$28.8	$158.3	$73.5
Denominator:
Weighted average common shares outstanding	44.7	46.1	45.1	47.1
EPS – basic	$0.07	$0.62	$3.51	$1.56
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
The computation of diluted EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator:
Net income attributable to common shareholders	$3.0	$28.8	$158.3	$73.5
Add: Dividends on Preferred Shares	—	—	25.9	—
Numerator for diluted EPS	$3.0	$28.8	$184.2	$73.5
Denominator:
Basic weighted average common shares outstanding	44.7	46.1	45.1	47.1
Plus: Dilutive effect of share awards	0.9	2.0	1.0	2.1
Plus: Dilutive effect of Preferred Shares	—	—	8.2	—
Diluted weighted average common shares outstanding	45.6	48.1	54.3	49.2
EPS – diluted	$0.07	$0.60	$3.39	$1.49
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Potential impact of Preferred Shares	8.2	8.1	—	8.1
Total antidilutive shares	8.2	8.1	—	8.1

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities, net	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service costs	Accumulated other comprehensive income (loss)
Balance at January 28, 2023	$(268.4)	$(0.2)	$0.5	$3.9	$—	$(264.2)
Other comprehensive income (loss) (“OCI”) before reclassifications	(0.4)	(0.2)	0.3	—	—	(0.3)
Amounts reclassified from AOCI to earnings	—	—	(0.7)	(3.9)	—	(4.6)
Net current period OCI	(0.4)	(0.2)	(0.4)	(3.9)	—	(4.9)
Balance at October 28, 2023	$(268.8)	$(0.4)	$0.1	$—	$—	$(269.1)
The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022	Statement of operations caption
Gains on cash flow hedges:
Foreign currency contracts	$(0.1)	$(0.4)	$(0.9)	$(0.7)	Cost of sales (see Note 15)
Total before income tax	(0.1)	(0.4)	(0.9)	(0.7)
Income taxes	—	0.2	0.2	0.2
Net of tax	(0.1)	(0.2)	(0.7)	(0.5)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	—	1.0	—	3.0	Other non-operating expense, net (see Note 22)
Amortization of unrecognized net prior service costs	—	0.1	—	0.3	Other non-operating expense, net (see Note 22)
Pension settlement loss	—	—	0.2	132.8	Other non-operating expense, net (see Note 22)
Total before income tax	—	1.1	0.2	136.1
Income taxes	—	(0.2)	(4.1)	(25.6)
Net of tax	—	0.9	(3.9)	110.5

Total reclassifications, net of tax	$(0.1)	$0.7	$(4.6)	$110.0
10. Income taxes

	39 weeks ended
	October 28, 2023	October 29, 2022
Estimated annual effective tax rate before discrete items	19.1%	19.7%
Discrete items recognized	(5.7)%	(37.5)%
Effective tax rate recognized in statements of operations	13.4%	(17.8)%
During the 39 weeks ended October 28, 2023, the Company’s effective tax rate was lower than the US federal income tax rate, primarily as a result of the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefits recognized in the 39 weeks ended October 28, 2023. The discrete tax benefits to date during Fiscal 2024 primarily relate to the reclassification of remaining taxes on the pension settlement out of AOCI of $4.1 million and the excess tax benefit for share-based compensation which vested during the year of $9.4 million.

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

As of October 28, 2023, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of January 28, 2023.
11. Credit transactions
Credit card outsourcing programs
The Company has entered into various agreements with Comenity Bank (“Comenity”) and Concora Credit Inc. (formerly known as Genesis Financial Solutions) (“Concora”) through its subsidiaries Sterling Jewelers Inc. (“Sterling”) and Zale Delaware, Inc. (“Zale”), to outsource its private label credit card programs. Under the original agreements, Comenity provided credit services to all prime credit customers for the Sterling banners and to all credit card customers for the Zale banners. In May 2021, both the Sterling and Zale agreements (“Program Agreements”) with Comenity and Concora were amended and restated to provide credit services to prime and non-prime customers. In April 2023, the Program Agreements were further amended to, among other matters, extend the terms of the Program Agreements from December 31, 2025 to December 31, 2028.
12. Inventories
The following table summarizes the details of the Company’s inventories:

(in millions)	October 28, 2023	January 28, 2023	October 29, 2022
Raw materials	$60.1	$89.2	$130.9
Merchandise inventories	2,035.6	2,061.1	2,298.1
Total inventories	$2,095.7	$2,150.3	$2,429.0
13. Leases
Total lease costs consist of the following:

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating lease cost	$97.5	$100.7	$293.3	$297.3
Short-term lease cost	12.7	11.1	37.4	35.1
Variable lease cost	25.0	25.9	77.8	84.3
Sublease income	(0.1)	(0.3)	(0.5)	(1.3)
Total lease costs	$135.1	$137.4	$408.0	$415.4
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
Fiscal 2023
During the 13 weeks ended April 30, 2022, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the first quarter of Fiscal 2023 requiring interim impairment assessment for all reporting units with goodwill and indefinite-lived intangible assets.
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

Fiscal 2024
During the 13 weeks ended April 29, 2023, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the first quarter of Fiscal 2024 requiring interim impairment assessment for all reporting units with goodwill and indefinite-lived intangible assets.
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
During the 13 weeks ended October 28, 2023, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the third quarter of Fiscal 2024 requiring interim impairment assessment for all reporting units with goodwill and indefinite-lived intangible assets.
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
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 28, 2023 (1)	$751.7
Acquisitions (2)	2.8
Balance at October 28, 2023 (1)	$754.5
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million as of October 28, 2023 and January 28, 2023.
(2)    The change in goodwill during the period primarily consists of the acquisition of SJR and the finalization of the purchase price allocation of Blue Nile.
Intangibles
Definite-lived intangible assets include trade names, technology and customer relationship assets. Indefinite-lived intangible assets consist of trade names. Both definite and indefinite-lived assets are recorded within intangible assets, net, on the condensed consolidated balance sheets. Intangible liabilities, net consists of unfavorable contracts and is recorded within accrued expenses and other current liabilities and other liabilities - non-current on the condensed consolidated balance sheets.
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	October 28, 2023			January 28, 2023			October 29, 2022
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$15.8	$(9.0)	$6.8	$15.8	$(7.6)	$8.2	$15.8	$(7.1)	$8.7
Indefinite-lived intangible assets (1)	398.8	—	398.8	399.2	—	399.2	404.8	—	404.8
Total intangible assets, net	$414.6	$(9.0)	$405.6	$415.0	$(7.6)	$407.4	$420.6	$(7.1)	$413.5

Intangible liabilities, net	$(38.0)	$34.0	$(4.0)	$(38.0)	$32.6	$(5.4)	$(38.0)	$32.2	$(5.8)
(1) The changes in the indefinite-lived intangible asset balances during the periods presented were due to a measurement period adjustment of the Blue Nile trade name and the impact of foreign currency translation.

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
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of October 28, 2023 was $16.7 million (January 28, 2023 and October 29, 2022: $25.9 million and $14.1 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 9 months (January 28, 2023 and October 29, 2022: 12 months and 12 months, respectively). The fair value of outstanding contracts as well as related activity were not material for the periods presented.
There were no discontinued cash flow hedges during the 39 weeks ended October 28, 2023 and October 29, 2022 as all forecasted transactions are expected to occur as originally planned. As of October 28, 2023, based on current valuations, the Company expects approximately $0.1 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of October 28, 2023 was $55.4 million (January 28, 2023 and October 29, 2022: $27.3 million and $80.6 million, respectively).
The Company recognizes activity related to these derivative instruments within other operating expense, net in the condensed consolidated statements of operations. Losses were $2.4 million and $1.9 million during the 13 and 39 weeks ended October 28, 2023, respectively, and losses were $7.8 million and $15.0 million during the 13 and 39 weeks ended October 29, 2022, respectively.
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of October 28, 2023, Signet believes that this credit risk did not materially change the fair value of the foreign currency contracts.
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	October 28, 2023			January 28, 2023			October 29, 2022
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$4.6	$4.6	$—	$5.7	$5.7	$—	$6.1	$6.1	$—
Foreign currency contracts	0.4	—	0.4	0.1	—	0.1	2.0	—	2.0
US government agency securities	0.5	—	0.5	0.5	—	0.5	1.5	—	1.5
Corporate bonds and notes	2.9	—	2.9	3.4	—	3.4	3.4	—	3.4
Total assets	$8.4	$4.6	$3.8	$9.7	$5.7	$4.0	$13.0	$6.1	$6.9

Liabilities:
Foreign currency contracts	$(0.6)	$—	$(0.6)	$(0.7)	$—	$(0.7)	$(0.2)	$—	$(0.2)
Total liabilities	$(0.6)	$—	$(0.6)	$(0.7)	$—	$(0.7)	$(0.2)	$—	$(0.2)
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
The fair value of long-term debt instruments were determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	October 28, 2023		January 28, 2023		October 29, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes (Level 2)	$147.6	$144.4	$147.4	$144.9	$147.3	$142.5
17. Long-term debt

(in millions)	October 28, 2023	January 28, 2023	October 29, 2022
Debt:
Senior unsecured notes due 2024, net of unamortized discount	$147.8	$147.7	$147.7
Gross debt	147.8	147.7	147.7
Less: Current portion of long-term debt	(147.6)	—	—
Less: Unamortized debt issuance costs	(0.2)	(0.3)	(0.4)
Total long-term debt	$—	$147.4	$147.3

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
The Company had no outstanding borrowings on the ABL Revolving Facility for the periods presented and its available borrowing capacity was $1.4 billion as of October 28, 2023.
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

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Warranty reserve, beginning of period	$42.9	$38.5	$40.8	$36.0
Warranty expense	3.5	4.1	11.6	12.2
Utilized (1)	(3.1)	(3.0)	(9.1)	(8.6)
Warranty reserve, end of period	$43.3	$39.6	$43.3	$39.6
(1)     Includes impact of foreign exchange translation.

(in millions)	October 28, 2023	January 28, 2023	October 29, 2022
Disclosed as:
Accrued expenses and other current liabilities	$11.8	$11.3	$11.0
Other liabilities - non-current	31.5	29.5	28.6
Total warranty reserve	$43.3	$40.8	$39.6

19. Other operating expense, net and non-operating expense, net
The following table provides the components of other operating expense, net for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022:

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Litigation charges (1)	$—	$—	$3.0	$(190.0)
Asset impairments, net	(0.1)	(1.9)	(5.7)	(2.0)
Restructuring charges (2)	(1.6)	—	(5.8)	—
Other	(2.1)	(0.6)	(4.6)	(1.5)
Other operating expense, net	$(3.8)	$(2.5)	$(13.1)	$(193.5)
(1)     Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in the first quarter of Fiscal 2023. See Note 21 for additional information.
(2)     See Note 20 for additional information.
The following table provides the components of other non-operating expense, net for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022:

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Pension settlement loss (1)	$—	$—	$(0.2)	$(132.8)
Other	(2.3)	(2.7)	(2.2)	(6.8)
Other non-operating expense, net	$(2.3)	$(2.7)	$(2.4)	$(139.6)
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
Total estimated costs related to the Plan are expected to range from $12 million to $17 million, including $6 million to $8 million of estimated non-cash charges for asset disposals and impairments. During the 13 and 39 weeks ended October 28, 2023, the Company recorded charges related to the Plan of $1.6 million and $9.3 million, respectively, comprised of the following: $1.5 million and $5.1 million, respectively, for employee-related costs; $0.1 million and $0.7 million, respectively, for store closure costs related to asset disposals; during the 39 weeks ended October 28, 2023, $3.5 million related to asset impairments. These costs are recorded within other operating expense, net in the condensed consolidated statements of operations.
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
Previously settled matters
Employment practices
As previously disclosed, on June 8, 2022, the Company, through its subsidiary Sterling Jewelers Inc., reached a settlement agreement on a collective class arbitration proceeding associated with certain store-level employment practices. As a result of the settlement, the Company recorded a pre-tax charge of $190 million within other operating expense, net in the condensed consolidated statement of operations during the first quarter ended April 30, 2022. This settlement charge included the payments to the class of approximately $175 million, as well as estimated employer payroll taxes, class administration fees and class counsel attorneys’ fees and costs. Based on the final assessment of employer payroll taxes due, the total settlement charge was reduced to approximately $185 million, which was fully funded by the Company in the first quarter of Fiscal 2024.

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
22. Retirement plans
Signet previously provided a defined benefit pension plan in the UK (the “Pension Scheme”) to participating eligible employees, which was frozen effective in October 2019. All future benefit accruals under the plan ceased as of that date.
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
Under the terms of the Agreement, SGL has contributed £15.0 million to date (approximately $20.1 million) to the Pension Scheme to enable the Trustee to pay for any costs incurred by the Trustee as part of the Transactions. During the fourth quarter of Fiscal 2024, the Company contributed an additional £1.1 million (approximately $1.4 million) to the Pension Scheme primarily for costs to be incurred by the Trustee to wind-up the Pension Scheme.
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
Additional settlement events occurred in the second quarter of Fiscal 2023 and the first quarter of Fiscal 2024, which resulted in non-cash, pre-tax settlement charges of $0.9 million and $0.2 million, respectively, which were recorded within other non-operating expense, net within the condensed consolidated statements of operations. The transfer in the first quarter of Fiscal 2024 represented the final group of participants to be transferred from the Pension Scheme.
The settlement charges recorded in Fiscal 2023 and Fiscal 2024 relate to the pro-rata recognition of previously unrecognized actuarial losses and prior service costs out of AOCI and into earnings associated with the buy-out of the benefit obligation. No further amounts remain unrecognized in AOCI as of October 28, 2023.
The components of net periodic benefit cost for the Pension Scheme are as follows:

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Components of net periodic benefit cost:
Interest cost	$—	$—	$—	$(0.9)
Expected return on plan assets	—	(0.3)	(0.9)	—
Amortization of unrecognized actuarial losses	—	(1.0)	—	(3.0)
Amortization of unrecognized net prior service costs	—	(0.1)	—	(0.3)
Pension settlement loss	—	—	(0.2)	(132.8)
Total net periodic benefit cost	$—	$(1.4)	$(1.1)	$(137.0)
All components of net periodic benefit cost are charged to other non-operating expense, net in the condensed consolidated statements of operations.

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
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: difficulty or delay in executing or integrating an acquisition, including Diamonds Direct and Blue Nile; executing other major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plan; the impact of the Israel-Hamas conflict on our operations; the negative impacts that the COVID-19 pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows, including without limitation risks relating to shifts in consumer spending away from the jewelry category, trends toward more experiential purchases such as travel, disruptions in the dating cycle caused by the pandemic and the pace at which such impacts on engagements are expected to recover, and the impacts of the expiration of government stimulus on overall consumer spending (including the recent expiration of student loan relief); general economic or market conditions, including impacts of inflation or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; our ability to optimize our transformation strategies; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of our market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently issued in the state of California or proposed by the SEC; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to our information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans; or the impact of weather-related incidents, natural disasters, organized crime or theft, strikes, protests, riots or terrorism, acts of war (including the ongoing Russia-Ukraine and Israel-Hamas conflicts), or another public health crisis or disease outbreak, epidemic or pandemic on our business.
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
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. The Company operated 2,747 retail locations as of October 28, 2023, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine banners, with the majority operating through both online and brick and mortar retail operations. The segment had 2,348 locations in the US and 92 locations in Canada as of October 28, 2023.
◦In the US, the segment operates under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and digital banners, James Allen and Blue Nile.
◦In Canada, the segment operates under the Peoples banner (Peoples Jewellers).
•The International reportable segment had 307 locations in the UK, Republic of Ireland and Channel Islands as of October 28, 2023, as well as maintains an online retail presence for its principal banners, H. Samuel and Ernest Jones.
Certain Company activities are managed in the “Other” segment for financial reporting purposes, including the Company’s diamond sourcing operation and its diamond polishing factory in Botswana. See Note 5 of Item 1 for additional information regarding the Company’s reportable segments, and see Item 1 of Signet’s Fiscal 2023 Annual Report on Form 10-K for further background and description of the Company’s business.
Overall performance
Signet’s total sales decreased by 12.1% during the third quarter of Fiscal 2024 compared to the same period in Fiscal 2023. Sales were down compared to the same period in the prior year due to the continued impact of heightened inflationary pressure on consumers’ discretionary spending, as well as the decline in engagements during Fiscal 2024, which was anticipated, as further discussed below. During the third quarter of Fiscal 2024, the Company’s average merchandise transaction values (“ATV”) increased by 1.1% in the North America reportable segment and increased by 2.7% in the International reportable segment. The ATVs remained stable as a result of Signet’s strategic product assortment combined with its consumer insight, digital marketing, and value engineered products at targeted price points.

The Company intends to continue to execute the initiatives under its Inspiring Brilliance strategy, which is focused on the achievement of sustainable industry-leading growth with an annual double digit non-GAAP operating margin (see Non-GAAP Measures section for further information). The Inspiring Brilliance strategy focuses on sustainable enhancements to the differentiation of Signet’s banners, including the expansion of its accessible luxury portfolio, its connected commerce and digital capabilities and its initiatives to accelerate services and optimize its real estate footprint. As described in the Purpose and Strategy section within Item 1 of Signet’s Fiscal 2023 Annual Report on Form 10-K filed with the SEC on March 16, 2023, through its Inspiring Brilliance strategy, the Company is focused on leveraging the core strengths that it has developed since the beginning of its transformation five years ago with the goal of creating a broader mid-market and increasing Signet’s share of that larger market as the industry leader.

Refer to the “Results of Operations” section below for further information on performance during the third quarter of Fiscal 2024.
Outlook
Following a year of heightened growth in Fiscal 2022, jewelry industry revenues softened in Fiscal 2023, and the Company continues to expect the industry to be down more than the initial expectations of mid-single digits for Fiscal 2024, driven by the impact of macroeconomic factors, headwinds in engagements and shifts in consumer discretionary spending. In addition, the Company expects some recovery in engagements beginning in the fourth quarter and continuing to rebound over the next three years. It is anticipated that discretionary spending in jewelry will continue to be adversely impacted by rising prices on necessities such as gas and groceries, and could further impact sales of the Company’s product assortments at all price points. Consumer spending may also be impacted by customers’ ability to obtain credit, as well as the expiration of student loan relief in the third quarter of Fiscal 2024. However, the magnitude and timing of both inflationary factors and the shift in spending are difficult to predict, as is whether these pressures will ultimately impact other product categories.
Despite the current headwinds, the Company expects to continue strategic investments that differentiate Signet from its competitors, in particular investments in its banner value propositions, its services business, personalization of marketing, and its digital and data analytics capabilities. The Company believes that these strengths have positioned Signet to drive market share gains, particularly in bridal, in the remainder of Fiscal 2024 and continue building its competitive advantages. Furthermore, the Company will maintain its diligent and effective efforts to drive cost savings and leverage its flexible operating model, scale and fleet optimization. As part of its efforts to focus on growth, in the third quarter the Company entered into an agreement to sell the operations and certain assets of the Company’s UK prestige watch business in the International reportable segment, including 21 retail locations. The Company believes the divestiture of this non-strategic business will enable the UK to accelerate key elements of its transformation. The sale is expected to be completed in the fourth quarter of Fiscal 2024. See Note 4 for additional information.
The Company continues to monitor the impacts of certain macroeconomic factors on its business, such as inflation and the Russia-Ukraine and Israel-Hamas conflicts. Signet operates quality control and technology centers in Israel, and to date, these operations have not been materially impacted by the geopolitical conflict in the Middle East. While the Company currently does not expect potential disruptions to its operations in Israel to have a material impact on the Company’s results of operations, the Company will continue to closely monitor this conflict and any potential impacts on its business, as well as its team members in Israel. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as further pricing and inflationary environment changes impacting the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or adverse shifts in consumer discretionary spending, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, or organized retail crime and its impact to mall traffic. See “Forward-Looking Statements” above as well as the “Risk Factors” section herein and in Signet’s Fiscal 2023 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
•Same store sales: Down 11.8%.
•Total sales: $1.39 billion, down 12.1%.
•Operating income: $13.3 million compared to $48.4 million in the prior year.
•Diluted earnings per share: $0.07 compared to $0.60 in the prior year.
Comparison of Year to Date Fiscal 2024 to Prior Year
•Same store sales: Down 12.6%.
•Total sales: $4.67 billion, down 9.7%.
•Operating income: $205.2 million compared to $235.4 million in the prior year.
•Diluted earnings per share: $3.39 compared to $1.49 in the prior year.

	Third Quarter				Year to Date
	Fiscal 2024		Fiscal 2023		Fiscal 2024		Fiscal 2023
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,391.9	100.0%	$1,582.7	100.0%	$4,673.5	100.0%	$5,175.9	100.0%
Cost of sales	(890.6)	(64.0)	(1,030.1)	(65.1)	(2,929.4)	(62.7)	(3,234.9)	(62.5)
Gross margin	501.3	36.0	552.6	34.9	1,744.1	37.3	1,941.0	37.5
Selling, general and administrative expenses	(484.2)	(34.8)	(501.7)	(31.7)	(1,525.8)	(32.6)	(1,512.1)	(29.2)
Other operating expense, net	(3.8)	(0.3)	(2.5)	(0.2)	(13.1)	(0.3)	(193.5)	(3.7)
Operating income	13.3	1.0	48.4	3.1	205.2	4.4	235.4	4.5
Interest income (expense), net	2.6	0.2	(3.6)	(0.2)	10.0	0.2	(11.4)	(0.2)
Other non-operating expense, net	(2.3)	(0.2)	(2.7)	(0.2)	(2.4)	(0.1)	(139.6)	(2.7)
Income before income taxes	13.6	1.0	42.1	2.7	212.8	4.6	84.4	1.6
Income taxes	(1.9)	(0.1)	(4.6)	(0.3)	(28.6)	(0.6)	15.0	0.3
Net income	$11.7	0.8%	$37.5	2.4%	$184.2	3.9%	$99.4	1.9%
Dividends on Preferred Shares	(8.7)	nm	(8.7)	nm	(25.9)	nm	(25.9)	nm
Net income attributable to common shareholders	$3.0	0.2%	$28.8	1.8%	$158.3	3.4%	$73.5	1.4%
nm    Not meaningful.

Third quarter sales
Signet's total sales decreased 12.1% year over year to $1.39 billion in the 13 weeks ended October 28, 2023, while total sales at constant exchange rates decreased 12.4%. Same store sales decreased 11.8%, compared to a decrease of 7.6% in the prior year quarter. These declines were driven by the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. However, the ATVs remained stable as a result from Signet’s strategic product assortment combined with its consumer insight, digital marketing, and value engineered products at targeted price points.
eCommerce sales in the third quarter of Fiscal 2024 were $300.9 million, down $30.2 million or 9.1%, compared to $331.1 million in the prior year third quarter, primarily driven by the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. eCommerce sales accounted for 21.6% of third quarter sales, up from 20.9% of total sales in the prior year third quarter. Brick and mortar same store sales decreased 11.5% from the prior year third quarter.
The breakdown of the third quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
Third Quarter of Fiscal 2024	Same store sales	Non-same store sales, net	Total sales at constant exchange rate (2)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America reportable segment	(12.3)%	0.5%	(11.8)%	(0.1)%	(11.9)%	$1,291.1
International reportable segment	(4.6)%	(3.9)%	(8.5)%	7.1%	(1.4)%	$94.0
Other reportable segment (1)	nm	nm	nm	nm	nm	$6.8
Signet	(11.8)%	(0.6)%	(12.4)%	0.3%	(12.1)%	$1,391.9
(1)     Includes sales from Signet’s diamond sourcing operation.
(2)    The Company provides the period-over-period change in total sales excluding the impact of foreign currency fluctuations, which is a non-GAAP measure, to provide transparency to performance and enhance investors’ understanding of underlying business trends. The effect from foreign currency, calculated on a constant currency basis, is determined by applying current year average exchange rates to prior year sales in local currency.
nm Not meaningful.

ATV is an operating metric defined as net merchandise sales divided by the total number of customer transactions. The ATV is measured each period based on the reported sales for the corresponding period presented. Beginning in the second quarter of Fiscal 2024, the Company has changed its presentation of ATV to be calculated based on total reported net merchandise sales, compared to a same store sales base used in prior periods, as this metric is more representative of the comparison of reported sales period over period. The prior period amounts presented below, and throughout this discussion and analysis, have been restated to be presented comparatively.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third Quarter	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
North America reportable segment	$622	$615	1.1%	23.0%	(15.1)%	(15.0)%
International reportable segment (3)	£187	£182	2.7%	9.0%	(11.5)%	(15.6)%
(1)     Net merchandise sales within the North America reportable segment include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, extended service plans, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to the change in reported sales.
(2)    Net merchandise sales within the International reportable segment include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to the change in reported sales.
(3)    International reportable segment amounts are denominated in British pounds.
North America sales
The North America reportable segment’s total sales were $1.29 billion compared to $1.46 billion in the prior year quarter, or a decrease of 11.9%. This decrease was primarily driven by the decline in same store sales due to the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. Same store sales decreased 12.3% compared to a decrease of 7.6% in the prior year quarter, which is reflective of the factors discussed above and resulted from the number of transactions decreasing by 15.1% year over year. These declines were partially offset by a stabilization in ATV.
International sales
The International reportable segment’s total sales decreased 1.4% to $94.0 million compared to $95.3 million in the prior year, primarily due to the impact of heightened inflationary pressure on consumers’ discretionary spending, especially on necessities such as gas and groceries. This decrease was partially offset by a strengthening of the British Pound experienced during the quarter, offsetting 7.1% of this decline. Total sales at constant exchange rates decreased 8.5%. The number of transactions decreased 11.5%, partially offset by a higher ATV, which increased 2.7% year over year.

Year to date sales
Signet’s total sales decreased 9.7% to $4.67 billion compared to $5.18 billion in the prior year. Signet’s same store sales decreased 12.6%, compared to a decrease of 4.4% in the prior year. These declines were driven by the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. The total sales decrease was partially offset by the addition of Blue Nile to Signet’s portfolio.
eCommerce sales year to date were $1.05 billion, up $97.6 million or 10.3%, compared to $949.4 million in the prior year. eCommerce sales accounted for 22.4% of year to date sales, up from 18.3% of total sales in the prior year. Brick and mortar same store sales decreased 12.6% from the prior period. The increase in eCommerce sales as of percentage of sales is primarily due to the addition of Blue Nile to Signet’s portfolio.
The breakdown of the year to date sales performance by reportable segment is set out in the table below:

	Change from previous year
Year to date Fiscal 2024	Same store sales	Non-same store sales, net (2)	Total sales at constant exchange rate (3)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America reportable segment	(13.0)%	4.1%	(8.9)%	(0.1)%	(9.0)%	$4,353.4
International reportable segment	(7.3)%	(2.4)%	(9.7)%	0.9%	(8.8)%	$289.0
Other reportable segment (1)	nm	nm	nm	nm	nm	$31.1
Signet	(12.6)%	2.9%	(9.7)%	—%	(9.7)%	$4,673.5
(1)     Includes sales from Signet’s diamond sourcing operation.
(2)    Includes sales from acquired businesses which were not included in the results for the full comparable periods presented. Blue Nile is included in same store sales beginning in the third quarter of Fiscal 2024.
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
nm Not meaningful.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2024	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
North America reportable segment	$587	$561	4.8%	24.4%	(14.3)%	(17.7)%
International reportable segment (3)	£187	£178	5.1%	6.6%	(15.0)%	8.3%
(1)     Net merchandise sales within the North America segment include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repair, extended service plan, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to the change in reported sales.
(2)    Net merchandise sales within the International segment include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to the change in reported sales.
(3)    International segment amounts are denominated in British pounds.
North America sales
The North America reportable segment’s total sales were $4.35 billion compared to $4.79 billion in the prior year, down 9.0%. This decrease was primarily driven by the decline in the organic banners due to the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. This decrease was partially offset by the addition of Blue Nile to Signet’s North America portfolio. Same store sales decreased 13.0% compared to a decrease of 5.7% in the prior year. North America’s ATV increased 4.8%, driven by Blue Nile, while the number of transactions decreased 14.3%.
International sales
The International reportable segment’s total sales decreased 8.8% to $289.0 million compared to $316.9 million in the prior year, primarily due to the impact of heightened inflationary pressure on consumers’ discretionary spending, especially on necessities such as gas and groceries. Total sales at constant exchange rates decreased 9.7%. The number of transactions decreased 15.0%, partially offset by higher ATV, which increased 5.1% over prior year.
Gross margin
In the third quarter of Fiscal 2024, gross margin was $501.3 million or 36.0% of sales compared to $552.6 million or 34.9% of sales in the prior year comparable period. For the 39 weeks ended October 28, 2023, gross margin was $1.7 billion or 37.3% of sales compared to $1.9 billion or 37.5% of sales in the prior year comparable period. The increase in gross margin for the 13 weeks ended October 28, 2023 reflects the continued growth of services, favorable impacts of cost savings and the strength of our merchandise strategies, partially offset by the deleveraging of fixed costs on lower sales volume. The slight decrease in gross margin for the 39 weeks ended October 28, 2023 reflects the deleveraging of fixed costs on the lower volume as described above, primarily in store occupancy costs. This impact was partially offset by higher merchandise margins, which continue to reflect expansion within the Company’s organic banners and higher mix of services, as well as the favorable impacts of cost savings.

Selling, general and administrative expenses (“SG&A”)
In the third quarter of Fiscal 2024, SG&A was $484.2 million or 34.8% of sales compared to $501.7 million or 31.7% of sales in the prior year quarter. For the 39 weeks ended October 28, 2023, SG&A was $1.53 billion or 32.6% of sales compared to $1.51 billion or 29.2% in the prior year comparable period. The increase in SG&A as a percentage of sales for both the 13 and 39 weeks ended October 28, 2023 was primarily due to the impact of lower sales in the organic banners and higher credit costs, which were partially offset by overall cost savings initiatives.
Other operating expense, net
In the third quarter of Fiscal 2024, other operating expense was $3.8 million compared to $2.5 million in the prior year quarter. For the 39 weeks ended October 28, 2023, other operating expense was $13.1 million compared to $193.5 million in the prior year comparable period. The Fiscal 2024 year to date period primarily includes restructuring and impairment charges of $11.5 million. For the 39 weeks ended October 29, 2022, other operating expense was primarily driven by the pre-tax litigation charges of $190.0 million. See Note 19, Note 20, and Note 21 for additional information.
Operating income
For the third quarter of Fiscal 2024, operating income was $13.3 million or 1.0% of sales, compared to $48.4 million or 3.1% of sales in the prior year quarter. For the 39 weeks ended October 28, 2023, operating income was $205.2 million or 4.4% of sales compared to $235.4 million or 4.5% in the prior year comparable period. The decrease in operating income for both the 13 and 39 weeks ended October 28, 2023 was primarily driven by the impact of lower sales volume and continued investments, partially offset by the favorable impacts of cost savings. The prior year to date period also included pre-tax litigation charges of $190.0 million as noted above.
Signet’s operating income (loss) by reportable segment for the third quarter is as follows:

	Fiscal 2024		Fiscal 2023
(in millions)	$	% of segment sales	$	% of segment sales
North America reportable segment (1)	$39.2	3.0%	$65.4	4.5%
International reportable segment (2)	(9.0)	(9.6)%	(6.5)	(6.8)%
Other reportable segment	(3.1)	nm	(0.3)	nm
Corporate and unallocated expenses	(13.8)	nm	(10.2)	nm
Operating income	$13.3	1.0%	$48.4	3.1%

Signet’s operating income (loss) by reportable segment for the year to date period is as follows:

	Fiscal 2024		Fiscal 2023
(in millions)	$	% of segment sales	$	% of segment sales
North America reportable segment (1)	$281.0	6.5%	$300.3	6.3%
International reportable segment (2)	(22.9)	(7.9)%	(14.9)	(4.7)%
Other reportable segment	(4.8)	nm	4.5	nm
Corporate and unallocated expenses	(48.1)	nm	(54.5)	nm
Operating income	$205.2	4.4%	$235.4	4.5%
(1)    Operating income during the 13 and 39 weeks ended October 28, 2023 includes $7.5 million and $20.1 million, respectively, of acquisition and integration-related expenses, primarily severance and retention, exit and disposal costs and system decommissioning costs incurred for the integration of Blue Nile; and $0.2 million and $4.4 million, respectively, of restructuring charges. Operating income during the 39 weeks ended October 28, 2023 includes a $3.0 million credit to income related to the adjustment of a prior litigation accrual and $5.6 million of net asset impairment charges primarily related to restructuring and integration.
Operating income during the 13 and 39 weeks ended October 29, 2022 includes $5.0 million and $15.2 million, respectively, of cost of sales associated with the fair value step-up of inventory acquired in the Diamonds Direct and Blue Nile acquisitions; and $4.7 million and $7.3 million, respectively, of acquisition and integration-related expenses in connection with the Blue Nile acquisition. Operating income during the 39 weeks ended October 29, 2022 includes $190.0 million related to pre-tax litigation charges.
See Note 20 and Note 21 for additional information.
(2)    Operating loss during the 13 and 39 weeks ended October 28, 2023 includes restructuring charges of $1.4 million and costs related to the planned divestiture of the UK prestige watch business of $-1.3 million. See Notes 4 and 20 for additional information.
Interest income (expense), net
For the 13 and 39 weeks ended October 28, 2023, net interest income was $2.6 million and $10.0 million, respectively, compared to net interest expense of $3.6 million and $11.4 million in the 13 and 39 weeks ended October 29, 2022, respectively. The interest income recognized in the 13 and 39 weeks ended October 28, 2023 is the result of interest earned on excess cash balances and higher interest rates on these accounts compared to the prior year comparable periods.

Other non-operating expense, net
In the third quarter of Fiscal 2024, other non-operating expense was $2.3 million compared to non-operating expense of $2.7 million in the prior year comparable period. For the 39 weeks ended October 28, 2023, other non-operating expense was $2.4 million compared to $139.6 million in the prior year comparable period. The other non-operating expenses in Fiscal 2023 primarily consisted of non-cash, pre-tax settlement charges of $132.8 million related to the partial buy-out of the Pension Scheme. Refer to Note 22 for additional information.
Income taxes
In the third quarter of Fiscal 2024, income tax expense was $1.9 million, with an effective tax rate (“ETR”) of 14.0%, compared to income tax expense of $4.6 million, with an ETR of 10.9%, in the prior year comparable period. The ETRs for the third quarter of Fiscal 2024 and Fiscal 2023 were lower than the US federal income tax rate, primarily due to the favorable impacts of foreign rate differences and benefits from global reinsurance arrangements.
In the year to date period of Fiscal 2024, income tax expense was $28.6 million, with an ETR of 13.4%, compared to an income tax benefit of $15.0 million, with an ETR of (17.8)% in the prior year comparable period. The ETR for the 39 weeks ended October 28, 2023 was lower than the US federal income tax rate primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefits recognized through the third quarter of Fiscal 2024. The Fiscal 2024 discrete tax benefits relate to the reclassification of remaining taxes on the pension settlement out of AOCI of $4.1 million and the excess tax benefit for share-based compensation which vested during the year of $9.4 million. The year to date ETR in the prior year comparable period was lower than the US federal income tax rate primarily due to the discrete tax benefits related to litigation charges of $47.7 million, the reclassification of the pension settlement loss out of AOCI of $25.2 million and the excess tax benefit for share-based compensation which vested during the year of $14.7 million. Refer to Note 10 for additional information.
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

(in millions)	October 28, 2023	January 28, 2023	October 29, 2022
Cash and cash equivalents	$643.8	$1,166.8	$327.3
Less: Current portion of long-term debt	(147.6)	—	—
Less: Long-term debt	—	(147.4)	(147.3)
Net cash	$496.2	$1,019.4	$180.0
2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by (used in) operating activities less purchases of property, plant and equipment. Management considers this metric to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator frequently used by management in evaluating its overall liquidity needs and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary purposes.

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net cash provided by (used in) operating activities	$48.0	$(40.6)	$(205.3)	$(155.5)
Purchase of property, plant and equipment	(34.0)	(36.1)	(89.4)	(94.3)
Free cash flow	$14.0	$(76.7)	$(294.7)	$(249.8)

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

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income	$11.7	$37.5	$184.2	$99.4
Income taxes	1.9	4.6	28.6	(15.0)
Interest (income) expense, net	(2.6)	3.6	(10.0)	11.4
Depreciation and amortization	42.7	43.7	129.4	123.5
Amortization of unfavorable contracts	(0.5)	(0.5)	(1.4)	(1.4)
EBITDA	$53.2	$88.9	$330.8	$217.9
Other non-operating expense, net (1)	2.3	2.7	2.4	139.6
Share-based compensation	11.2	11.4	36.4	34.3
Other accounting adjustments
Litigation charges (2)	—	—	(3.0)	190.0
Acquisition and integration-related expenses (3)	7.5	9.5	20.1	20.3
Restructuring charges (4)	1.6	—	5.8	—
Asset impairments (4)	0.2	—	3.7	—
Divestiture-related costs (5)	1.3	—	1.3	—
Adjusted EBITDA	$77.3	$112.5	$397.5	$602.1
(1)     Includes pension settlement charges. Refer to Note 22 for further information.
(2)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in the first quarter of Fiscal 2023. Refer to Note 21 for further information.
(3)    Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs; Fiscal 2023 includes the impact of the fair value step-up for inventory acquired in the Diamonds Direct and Blue Nile acquisitions, as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred for the acquisition of Blue Nile.
(4)     Restructuring and asset impairment charges were incurred as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions. Refer to Note 20 for further information.
(5)     Includes costs incurred for the planned divestiture of the UK prestige watch business. Refer to Note 4 for further information.
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

	13 weeks ended		39 weeks ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating income	$13.3	$48.4	$205.2	$235.4
Litigation charges (1)	—	—	(3.0)	190.0
Acquisition and integration-related expenses (2)	7.5	9.5	20.1	20.3
Restructuring charges (3)	1.6	—	5.8	—
Asset impairments (3)	0.2	—	3.7	—
Divestiture-related costs (4)	1.3	—	1.3	—
Non-GAAP operating income	$23.9	$57.9	$233.1	$445.7

Operating margin	1.0%	3.1%	4.4%	4.5%
Non-GAAP operating margin	1.7%	3.7%	5.0%	8.6%
(1)     Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in the first quarter of Fiscal 2023. Refer to Note 21 for further information.
(2)    Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs; Fiscal 2023 includes the impact of the fair value step-up for inventory acquired in the Diamonds Direct and Blue Nile acquisitions, as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred for the acquisition of Blue Nile.
(3)     Restructuring and asset impairment charges were incurred as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions. Refer to Note 20 for further information.
(4)     Includes costs incurred for the planned divestiture of the UK prestige watch business. Refer to Note 4 for further information.
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

	13 weeks ended		39 weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Diluted EPS	$0.07	$0.60	$3.39	$1.49
Litigation charges (1)	—	—	(0.06)	3.86
Pension settlement loss (2)	—	—	—	2.70
Acquisition and integration-related expenses (3)	0.16	0.19	0.38	0.41
Restructuring charges (4)	0.04	—	0.11	—
Asset impairments (4)	—	—	0.07	—
Divestiture-related costs (5)	0.03	—	0.02	—
Dilution effect (6)	—	—	—	(0.51)
Tax impact of items above	(0.06)	(0.05)	(0.20)	(1.59)
Non-GAAP diluted EPS	$0.24	$0.74	$3.71	$6.36
(1)     Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in the first quarter of Fiscal 2023. Refer to Note 21 for further information.
(2)     Includes pension settlement charges. Refer to Note 22 for further information.
(3)    Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs; Fiscal 2023 includes the impact of the fair value step-up for inventory acquired in the Diamonds Direct and Blue Nile acquisitions, as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred for the acquisition of Blue Nile.
(4)     Restructuring and asset impairment charges incurred as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions in the second quarter of Fiscal 2024. Refer to Note 20 for further information.
(5)     Includes costs incurred for the planned divestiture of the UK prestige watch business. Refer to Note 4 for further information.
(6)    Non-GAAP diluted EPS for the 39 weeks ended October 29, 2022 includes the dilutive effect of the 8.1 million preferred shares which were excluded from the calculation of GAAP diluted EPS for the same period, as their effect was antidilutive. Refer to Note 8 for further information on GAAP diluted EPS.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL Revolving Facility”). As of October 28, 2023, the Company had $643.8 million of cash and cash equivalents, $147.8 million of outstanding debt related to the Senior Notes, and no outstanding borrowings on the ABL Revolving Facility. The available borrowing capacity on the ABL Revolving Facility was $1.4 billion as of October 28, 2023.

The Company has a disciplined approach to capital allocation, utilizing the following capital priorities: 1) invest in its business to drive growth through both organic investments and acquisitions; 2) optimize its capital structure and maintain an adjusted leverage ratio (a non-GAAP measure as defined in Item 7 of the Signet’s Fiscal 2023 Annual Report on Form 10-K) of less than 2.75x; and 3) return cash to shareholders through share repurchases and dividends.
Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company has delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past few years laid the foundation for the Company’s accelerated growth, including prioritizing investments in digital technology and data analytics, enhancing the Company’s new and modernized eCommerce platform and optimizing a connected commerce shopping journey for its customers. In addition, cost reductions and structural improvements since the Company’s transformation strategy began have generated annual cost savings of over $700 million, which has fueled these investments described above. The Company’s cash discipline has led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well as through improvement in productivity and overall health of the Company’s inventory, utilizing a disciplined approach to drive continued reductions in sell down and clearance inventory.
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
The Company has made various strategic acquisitions in line with its Inspiring Brilliance growth strategy over the past two years, investing nearly $900 million for the acquisitions of Diamonds Direct in Fiscal 2022, Blue Nile in Fiscal 2023 and SJR in Fiscal 2024. The acquisition of Diamonds Direct accelerated the Company’s growth in accessible luxury and bridal, and the Company is focused on doubling the pace of store openings, extending its reach into even more key markets. The addition of Blue Nile accelerated Signet's efforts to enhance its connected commerce capabilities and broaden its digital leadership across the jewelry category – all while further achieving meaningful operating synergies for the consumers and creating value for shareholders. The acquisition of certain assets of SJR in the second quarter of Fiscal 2024, as well as the transition of the Blue Nile Seattle fulfillment center to a new enterprise-wide repair facility, will expand the Company’s services capacity and capabilities.
In addition to the acquisitions, the Company has entered into an agreement to divest the operations and certain assets related to the prestige watch business in the UK. The Company believes the divestiture of this non-strategic business will enable the UK to accelerate key elements of its transformation. The proceeds of the sale will be used for general corporate purposes. The sale is subject to certain customary post-closing conditions and adjustments which are expected to be completed by January 2024. See Note 4 for additional information.
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
Returning cash to shareholders
The Company remains committed to its goal to return cash to shareholders. This includes our goal to be a dividend growth company, and Signet increased its common dividend for the second consecutive year from $0.20 per share in Fiscal 2023 to $0.23 per share beginning in Fiscal 2024. The Company also remains focused on share repurchases under its 2017 Program. In March 2023, the Board approved a further $263 million increase to the multi-year authorization under the 2017 Program, bringing the remaining share repurchase authorization to approximately $775 million at the time. Since the reinstatement of share repurchases in Fiscal 2022, the Company has repurchased approximately 11.0 million shares for $805.4 million under the 2017 Program, including $117.5 million during the 39 weeks ended October 28, 2023. See Note 7 for further information related to the share repurchases.
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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2024 and Fiscal 2023:

	39 weeks ended
(in millions)	October 28, 2023	October 29, 2022
Net cash used in operating activities	$(205.3)	$(155.5)
Net cash used in investing activities	(93.9)	(508.4)
Net cash used in financing activities	(219.7)	(407.5)
Decrease in cash and cash equivalents	$(518.9)	$(1,071.4)

Cash and cash equivalents at beginning of period	$1,166.8	$1,418.3
Decrease in cash and cash equivalents	(518.9)	(1,071.4)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	(19.6)
Cash and cash equivalents at end of period	$643.8	$327.3
Operating activities
Net cash used in operating activities was $205.3 million during the 39 weeks ended October 28, 2023 compared to $155.5 million in the prior year comparable period. This overall decrease in operating cash flows was driven by the payment of litigation settlements noted below, offset by higher cash inflows for working capital compared to the prior period and net tax payments and refunds. The significant movements in operating cash flows are further described below:
•Net income was $184.2 million compared to net income of $99.4 million in the prior year period, an increase of $84.8 million. This increase was primarily related to non-cash, pre-tax pension settlement charges of $132.8 million and pre-tax accrued litigation charges of $190.0 million during Fiscal 2023, partially offset by lower overall profitability in Fiscal 2024. See Note 19 for details.
•The change in current income taxes was a use of $20.0 million in the current period compared to a use of $206.1 million in the prior year. The year over year change was primarily the result of net income tax payments of $11.7 million in the current year due primarily to lower forecasted taxable income, compared to cash payments of $127.2 million in the prior year period. Refer to Note 10 for more information.
•Cash provided by inventory was $14.8 million compared to cash used of $305.6 million in the prior year period. The inventory reduction in the current year was driven by the Company’s inventory management initiatives in the third quarter, compared to prior year which was driven by the replenishment of inventories to healthier in-stock levels.
•Cash used by accounts payable was $221.5 million compared to a use of $177.6 million in the prior year period. Accounts payable decreased in the current year as a result of lower purchases and payment timing.
•Cash used by accrued expenses and other liabilities was $253.2 million, compared to a source of $105.6 million in the prior year period. This difference is driven by accrued litigation charges which were accrued in the prior year period and paid during the first quarter of Fiscal 2024. See Note 21 for details.

Investing activities
Net cash used in investing activities for the 39 weeks ended October 28, 2023 was $93.9 million compared to a use of $508.4 million in the prior period. Cash used in Fiscal 2024 was primarily related to capital expenditures of $89.4 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. Signet has planned Fiscal 2024 capital investments of up to $200 million, of which approximately $150 million relates to capital expenditures for technology and banner differentiation, and approximately $50 million relates to digital and cloud innovation. In Fiscal 2023, net cash used in investing activities was primarily related to $397.8 million for the acquisition of Blue Nile and capital expenditures of $94.3 million.
Stores opened and closed in the 39 weeks ended October 28, 2023:

Store count by segment	January 28, 2023	Openings	Closures	October 28, 2023
North America segment (1)	2,475	9	(44)	2,440
International segment (1)	333	8	(34)	307
Signet	2,808	17	(78)	2,747
(1)    The net change in selling square footage for Fiscal 2024 year to date for the North America and International segments was (0.7%) and (7.0%), respectively.
Financing activities
Net cash used in financing activities for the 39 weeks ended October 28, 2023 was $219.7 million, consisting of the repurchase of $117.5 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $47.9 million, and preferred and common share dividends paid of $54.3 million.
Net cash used in financing activities for the 39 weeks ended October 29, 2022 was $407.5 million, consisting of the repurchase of $311.2 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $44.3 million and preferred and common share dividends paid of $52.0 million.
Movement in cash and indebtedness
Cash and cash equivalents at October 28, 2023 were $643.8 million compared to $327.3 million as of October 29, 2022. The increase year over year was primarily driven by cash flow from operations partially offset by the payment of litigation charges and share repurchases, as described above. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 17, on July 28, 2021, the Company entered into an agreement to amend the ABL Revolving Facility. The amendment extends the maturity of the ABL Revolving Facility to July 28, 2026 and allows the Company to increase the size of the ABL Revolving Facility by up to $600 million.
At October 28, 2023 and October 29, 2022, Signet had $147.8 million and $147.7 million, respectively, of outstanding debt, consisting entirely of the Senior Notes. The Senior Notes are due in June 2024.
Available borrowing capacity under the ABL Revolving Facility was $1.4 billion as of October 28, 2023.
Net cash was $496.2 million as of October 28, 2023 compared to net cash of $180.0 million as of October 29, 2022. Refer to the non-GAAP measures discussed above for the definition of net cash and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of October 28, 2023, January 28, 2023 and October 29, 2022, the Company was in compliance with all debt covenants.
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
Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required as the estimated fair value of the Digital Banners reporting unit as well as the James Allen trade name substantially exceeded their respective carrying values. Due to the recent acquisition of Blue Nile trade name, the carrying value of $96 million approximates its estimated fair value as of the annual impairment testing date and no impairment was required. For the Diamonds Direct reporting unit, as well as its related trade name, the estimated fair values exceeded their carrying values by approximately 13% and 6%, respectively. The Company noted that an increase in the discount rate and/or a further softening of sales and operating income trends for these reporting units and related trade names, particularly during the Holiday Season, could result in a decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges.
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

	Summarized Balance Sheets
(in millions)	October 28, 2023	January 28, 2023
Total current assets	$2,967.9	$3,225.3
Total non-current assets	1,990.0	2,056.3
Total current liabilities	2,306.6	2,555.5
Total non-current liabilities	3,008.5	3,192.3
Redeemable preferred shares	655.1	653.8
Total due from Non-Guarantors (1)	544.9	425.1
Total due to Non-Guarantors (1)	1,876.8	1,798.3
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	39 weeks ended	Year Ended
(in millions)	October 28, 2023	January 28, 2023
Sales	$3,889.0	$6,705.7
Gross margin	1,548.1	2,786.0
Income before income taxes (2)	444.0	546.0
Net income (2)	425.1	490.1
(2)    Includes net income from intercompany transactions with Non-Guarantors of $189.8 million for the 39 weeks ended October 28, 2023 and net income of $128.3 million for the year ended January 28, 2023. Intercompany transactions primarily include intercompany dividends and interest.

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
Signet’s market risk profile as of October 28, 2023 has not materially changed since January 28, 2023. The market risk profile as of January 28, 2023 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 16, 2023.
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
Management, including the Chief Executive Officer and Chief Financial, Strategy & Services Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial, Strategy & Services Officer concluded that the disclosure controls and procedures were effective as of October 28, 2023.
Changes in Internal Control over Financial Reporting
The Company is in the process of integrating Blue Nile, as described in Note 4 of Item 1 within this Quarterly Report on Form 10-Q, into the Company’s overall internal control over financial reporting framework.
Except as described above, there were no changes into the Company’s internal control over financial reporting during the third quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 21 of the Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The Company is supplementing the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 with the following modified risk factor, which should be read in conjunction with the other risk factors presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 that was filed with the SEC on March 16, 2023.

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

Terrorism, armed conflict, and acts of war (or the expectation of such events), both in the US and abroad, could also have a significant impact on Signet’s business and the worldwide economy. At times throughout the past several years, volatile geopolitical conditions have impacted the financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Conflicts abroad could cause decreased demand for the Company’s products as consumers’ attention and interests are diverted from jewelry and become focused on issues relating to these events. For instance, the Russia-Ukraine conflict has adversely impacted and could continue to adversely impact, among other things, certain of the Company’s local markets and suppliers, global and local macroeconomic conditions, foreign exchange rates and financial markets, raw material, energy and transportation costs, and cause further supply chain disruptions. In addition, Signet operates quality control and technology centers in Israel. The recent Israel-Hamas conflict could cause a disruption to Signet’s operations including, but not limited to, delays in product quality certification, failure to maintain or timely update the eCommerce platform for its digital banners or impact its supply chain with vendors located in the Middle East. An inability to receive products after quality control, shortages of products or difficulties in procuring Signet’s products, or a disruption or shutdown of its digital banner websites, among others, may adversely impact its ability to commercialize, manufacture or market its products in a timely manner, any of which could have an adverse effect on Signet’s results of operations. Furthermore, there have been travel advisories imposed related to travel to Israel, and restriction on travel, or delays and disruptions as related to imports and exports may be imposed in the future. Volatile geopolitical conditions give rise to regional instability and may result in heightened economic sanctions from the US and the international community in a manner that adversely affects Signet’s business and may impact its ability to manufacture and ship its merchandise for sale to customers. Given that Signet’s control over such issues, including both weather disasters and large-scale violence, is extremely limited, the Company may not have the ability to mitigate the impacts of such occurrences on its business and operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of equity securities in the third quarter of Fiscal 2024:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 30, 2023 to August 26, 2023	—	$—	—	$717,859,422
August 27, 2023 to September 23, 2023	172,524	$75.51	172,524	$704,832,877
September 24, 2023 to October 28, 2023	307,883	$71.43	307,883	$682,841,934
Total	480,407	$72.89	480,407	$682,841,934
(1)    The average price paid per share excludes commissions paid of $8,647 in connection with the repurchases made under the 2017 Share Repurchase Program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the third quarter of Fiscal 2024, each of the following officers of the Company, as defined in Rule 16-1(f), adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

Name	Title	Adoption Date	Expiration Date	Maximum aggregate number of shares to be sold
William R. Brace	President, KAY Jewelers	September 1, 2023	September 13, 2024 or upon the earlier completion of all transactions contemplated under the arrangement	14,360
Mary Elizabeth Finn	Chief People Officer	September 21, 2023	July 12, 2024 or upon the earlier completion of all transactions contemplated under the arrangement	16,294
Joan M. Hilson	Chief Financial, Strategy & Services Officer	October 18, 2023	November 13, 2024 or upon the earlier completion of all transactions contemplated under the arrangement	40,000
Virginia C. Drosos	Chief Executive Officer	October 19, 2023	December 31, 2024 or upon the earlier completion of all transactions contemplated under the arrangement	180,000
Oded Edelman	Chief Digital Innovation Officer and President, Digital Banners	October 19, 2023	April 20, 2024 or upon the earlier completion of all transactions contemplated under the arrangement	15,823
Each trading arrangement noted above is intended to satisfy the affirmative defense in Rule 10b5-1(c). No other directors or officers of the Company have adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or Non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408 of Regulation S-K) during the third quarter of Fiscal 2024.

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

Signet Jewelers Limited

Date:	December 5, 2023	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Financial, Strategy & Services Officer (Principal Financial Officer)