Form 10-K
period 2024-02-03
SIGNET JEWELERS LTD
filed 2024-03-21
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 3, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
    Large accelerated filer   ☒                          Accelerated filer   ☐
    Non-accelerated filer   ☐                                    Smaller reporting company   ☐
                                        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of July 29, 2023 was $3,430,328,554.
Number of common shares outstanding on March 15, 2024: 44,503,286.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for its 2024 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after February 3, 2024 are incorporated by reference into Part III.

SIGNET JEWELERS LIMITED
FISCAL 2024 ANNUAL REPORT ON FORM 10-K

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
Fiscal year, fourth quarter and Holiday Season
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2025”, “Fiscal 2024”, “Fiscal 2023”, and “Fiscal 2022” refer to the 52-week period ending February 1, 2025, the 53-week period ended February 3, 2024, and the 52-week periods ended January 28, 2023, and January 29, 2022. Fourth quarter references relate to the 14 weeks ended February 3, 2024 (“fourth quarter”) and the 13 weeks ended January 28, 2023 (“prior year fourth quarter”).
As used herein, the “Holiday Season” consists of results for the months of November and December.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: difficulty or delay in executing or integrating an acquisition, including Diamonds Direct and Blue Nile; executing other major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plans; the impact of the Israel-Hamas conflict on our operations; the negative impacts that public health crisis, disease outbreak, epidemic or pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows, including without limitation risks relating to shifts in consumer spending away from the jewelry category, trends toward more experiential purchases such as travel, disruptions in the dating cycle caused by the COVID-19 pandemic and the pace at which such impacts on engagements are expected to recover, and the impacts of the expiration of government stimulus on overall consumer spending (including the recent expiration of student loan relief); general economic or market conditions, including impacts of inflation or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; our ability to optimize our transformation strategies; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of our market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently issued in the state of California or adopted by the SEC; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the supply and consumer acceptance of and demand for gem quality lab created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and accounting for changes in consumer traffic in mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; ability to deliver on our environmental, social and governance goals; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to our or our third-party providers’ information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans; or the impact of weather-related incidents, natural disasters, organized crime or theft, increased security costs, strikes, protests, riots or terrorism, acts of war (including the ongoing Russia-Ukraine and Israel-Hamas conflicts), or another public health crisis or disease outbreak, epidemic or pandemic on our business.
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

PART I
ITEM 1. BUSINESS
PURPOSE & STRATEGY
Signet Jewelers Limited’s (“Signet”, the “Company”, “we”, “us”, or “our”) Purpose is Inspiring Love and its mission is to enable all people to “Celebrate Life and Express Love.” The Company’s vision is to be the world’s premier jeweler by engaging customers with superior expertise, shopping and ownership experiences, connecting with them seamlessly across channels, and earning their trust while providing value, products, and services to meet their lifetime jewelry needs and desires. Signet aims to be the innovation and market share leader of the jewelry category with opportunity for additional market share expansion and profitable growth as the Company leverages its flexible operating model and core strengths while investing to widen its competitive advantages.
In Fiscal 2021, Signet successfully completed a three-year transformation plan called Path to Brilliance, which was designed to position the Company for reliable, sustainable long-term growth. Having exceeded its overall Path to Brilliance goals, the Company launched its next phase of growth - Inspiring Brilliance - in Fiscal 2022 and continued in Fiscal 2023 and Fiscal 2024, focused on four “Where-to-Play” strategies: Win in Big Businesses; Expand Accessible Luxury and Value; Accelerate Services; and Lead Digital Commerce. The Company's priorities are to grow market share, deliver an annual double-digit non-GAAP operating margin, and allocate capital with a disciplined, strategic approach that invests in the business while also returning cash to shareholders and driving annual revenues toward a mid-term goal of $9 billion to $10 billion.
Inspiring Brilliance
As described above, the foundations of Inspiring Brilliance are focused on four “Where-to-Play” strategies: Win in Big Businesses; Expand Accessible Luxury and Value; Accelerate Services; and Lead Digital Commerce. Below is the summary of the goals within these strategies, as well as progress and accomplishments toward those goals during Fiscal 2024.
•Win in Big Businesses: Signet is investing in and keeping its largest businesses healthy and growing by differentiating and positioning Signet banners with the customers they serve best and by leading innovation that will help ensure they win. Leveraging disciplined market segmentation - by demographics, shopping behaviors, customer journey (e.g., bridal), channel and price tiers - Signet is leveraging its banner portfolio, now covering an estimated 80% of jewelry customers, to attract new and loyal customers. Signet’s US market share was 9.0% as of Fiscal 2024, up from 6.5% in Fiscal 2020. Given the highly fragmented jewelry market landscape, we believe Signet has significant potential to further expand market share.
•Expand Accessible Luxury and Value: The Company is expanding the mid-market segment of the jewelry category by stretching the top of the mid-tier with greater focus on tiering up into accessible luxury and the lower mid-tier with value offerings. In addition, the Company acquired Diamonds Direct, an accessible luxury banner with a highly productive operating model, in the fourth quarter of Fiscal 2022. During Fiscal 2023, the Company also acquired Blue Nile, the leading accessible luxury online retailer of engagement rings and fine jewelry, with a more affluent, diverse, and differentiated customer base. Signet continues to drive penetration in accessible luxury and move customers up the value chain by tiering up its assortment and leading category innovation. Signet also continues to innovate for value-conscious customers by value-engineering new products in our assortment, leveraging scaled vertical integration in the supply chain and continuing to cut costs that customers don't see or care about.
•Accelerate Services: Signet is positioned to create a $1 billion revenue stream through services - up $600 million from Fiscal 2020 - as well as expand its known customer base and first party data with the “Vault Rewards” loyalty program. Services carry higher margin profiles, and Signet is focused on introducing consumer-driven services including personalization as well as expanding existing services such as Extended Service Plans and repair services to enhance the jewelry ownership experience. In Fiscal 2024, the Company acquired Service Jewelry & Repair, Inc. (“SJR”), a full-service jewelry and watch repair business, as well as transitioned its Blue Nile Seattle fulfillment center to a new enterprise-wide repair facility called Signet Services Washington. These investments continue to strengthen Signet’s reputation as a preferred supplier of jewelry repair services, as well as decrease repair turnaround times, while providing cost efficiency. During Fiscal 2023, the Company launched the Vault Rewards loyalty program online and across Jared, Kay and Zales which now has over 5.2 million members and is showing strong month-to-month growth. Of note, loyalty members display higher purchase frequency and transaction values than non-loyalty customers offering meaningful growth potential.
•Lead Digital Commerce: Digital innovation and capabilities are integral to the future of jewelry retail and are cornerstones of Signet’s growth strategy. Signet now believes it has become the digital innovation leader in specialty retail jewelry through focused investment and agile implementation. In Fiscal 2024, the Company began leveraging its customer data platform to create more personalized shopping experiences and highly targeted marketing. The Company continues to make progress with this critical capability through both customer-facing enhancements and the use of artificial intelligence (“AI”) and machine learning (“ML”) in many operational parts of its business such as inventory distribution and flexible fulfillment capabilities, all intended to modernize and improve the connected commerce experience for our customers.

How to Win: The Company is executing these growth strategies with three “How to Win” priorities: a Consumer-Inspired mindset, Connected Commerce presence, and a Culture of Innovation and Agility.
•Consumer Inspired: The Company is growing its customer base by drawing inspiration from inside and outside the jewelry category to drive innovation. Signet’s ability to develop unique customer insights with highly precise data analytics is emerging as a clear and sustainable competitive advantage. An example is Signet's understanding of customer desire for personalized products. Jewelry customers have a broad mindset when they think about product customization. For some, it means engraving - adding symbols or a personal message - along with precise and tailored sizing. For others, it’s configuring a piece from a set of options, with a jewelry consultant or virtually. A fast-growing segment of customers want to combine and modify pieces or design a custom piece entirely from scratch - even from a hand-drawn sketch that we transform into a beautiful bespoke piece of jewelry. The Company sees this personalization trend as a services growth opportunity across Signet. It is an investment priority this year and beyond.
•Connected Commerce: As part of its Path to Brilliance transformation, Signet moved from a brick-and-mortar-centric business model to an OmniChannel strategy. Now, through Inspiring Brilliance, the Company is positioning itself to win with connected commerce capabilities that enable Signet banners to engage with customers whenever, wherever and however they want to shop. No other jewelry retailer offers a comparable mix of stores and digital platforms to serve customers. In Fiscal 2024, approximately 23% of sales were completed online and 78% of in-store buyers reported that they used a banner website prior to completing their purchase, which indicates that Signet customers now use both online and in-store experiences as part of their shopping journey.
In addition, the Company is leveraging AI, ML and data-driven insights in many operational parts of its business such as inventory distribution, labor planning and real estate fleet optimization. For example, coupling new digital capabilities together with a more than 500 store reduction in our fleet (net of openings and acquisitions) since Fiscal 2020, has driven a more than 30% increase to sales per square foot on an annual basis. Similarly, sales per labor hour in core banners increased approximately 49% and inventory turnover improved nearly 40% since Fiscal 2020.
•Culture of Innovation and Agility: Signet has transformed its culture – achieving four consecutive years of being named a Great Place to Work-Certified™ company. With the strength of its organization, Signet is committed to be the innovation leader of every business in which it competes and to operate with the agility required to learn, grow and lead. To enable this level of performance, the Company provides industry-leading training and development through what it calls "Brilliant University." This growth-focused training improves customer experiences, drives execution and agility, and enables performance and career growth possibilities for every team member who participates in the program. The strength of Signet’s culture has become a competitive advantage as it attracts top talent, enables high retention and lower attrition rates, and inspires peak performance at every level of the organization, all of which are reflected in the Company’s strong business performance. For example, Signet’s full-time team member retention increased 3 points in Fiscal 2024, at a time when the retail industry overall saw significant attrition. This matters because a jewelry consultant with 2+ years’ experience sells more than twice as much as a new jewelry consultant with tenure of six months or less. Further, aggregated cost reductions and process improvements of over $800 million have fueled strategic investments and continued to expand Signet’s annual non-GAAP operating margin since the Company’s transformation began.
Signet is demonstrating that it has the strategies, competitive advantages, and talent to consistently outpace the market and deliver reliable, long-term sustainable growth.
2030 Corporate Sustainability Goals
As a company with a Board-level Corporate Citizenship & Sustainability Committee (the “CCS Committee”) focused on its corporate sustainability strategy, Environmental, Social and Governance (“ESG”) data disclosures, and a Purpose-inspired business strategy as described in the above Inspiring Brilliance section, Signet is committed to creating business and stakeholder value through sustainability and ESG initiatives, including the Company’s award-winning open-source Signet Responsible Sourcing Protocol. To that end, the Company integrates its 2030 Corporate Sustainability Goals (“CSGs”) into its business strategy, further strengthening Signet’s Corporate Citizenship and Sustainability leadership across the jewelry category value chain.
The Company’s CSGs are aligned with the UN Sustainable Development Goals in areas where Signet can have the most impact. Signet is a member of the UN Global Compact and adheres to its principles-based approach to responsible business. The Signet Leadership Team is engaged to provide governance and accountability for the Company’s CSGs with leaders throughout the Company engaged in the Company’s sustainability efforts. Banner leaders as well as functional leaders in Corporate Communications & Sustainability, Finance, Human Resources, Information Technology (“IT”), Legal, Marketing, Merchandising and Supply Chain are responsible for achieving short-term and long-term goals. Signet released its annual update on its CSGs in its Fiscal 2023 Corporate Citizenship and Sustainability report published in June 2023.
For more information about Signet’s Citizenship & Sustainability strategy and programs, please refer the Company’s corporate website at www.signetjewelers.com/sustainability which is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any of our other filings made with the US Securities and Exchange Commission (the “SEC”).

OVERVIEW
Signet is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda and its address and telephone number are shown on the cover of this document. The Company operated 2,698 retail locations as of February 3, 2024, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine banners, with the majority operating through both online and brick and mortar retail operations. The segment had 2,319 locations in the US and 92 locations in Canada as of February 3, 2024.
◦In the US, the segment operates under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and digital banners, James Allen and Blue Nile.
◦In Canada, the segment operates under the Peoples banner (Peoples Jewellers).
•The International reportable segment had 287 locations in the UK, Republic of Ireland and Channel Islands as of February 3, 2024, and maintains an online retail presence for its principal banners, H. Samuel and Ernest Jones.
Certain Company activities are managed in the “Other” segment for financial reporting purposes, primarily the Company’s diamond sourcing operation and its diamond polishing factory in Botswana. See Note 5 of Item 8 for additional information regarding the Company’s reportable segments.
Competition and Signet’s Competitive Strengths
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
Signet’s Connected Commerce
Signet offers its customers a personalized and intimate shopping experience as a specialty jeweler, setting it apart from other retailers. Customers invest time on Signet websites (through conversational commerce) and social media to explore a range of merchandise before visiting physical stores to make purchases. About 78% of in-store buyers also interact with our digital channels. For high-value digital transactions, our customers prefer to supplement their online experience with an in-store visit.
Signet operates websites for each of its banners that serve as educational resources for customers seeking information on jewelry products and brands. These websites also offer customers the ability to purchase products online and have them delivered to their local store or home. Customers can filter product assortments by various delivery methods, including quick ship, buy-online-pickup-in-store (“BOPIS”), and same-day delivery. The Signet banner websites continue to drive a modernized customer experience while contributing to each banner's marketing programs.
Connected Commerce Strategies
•Invest in technologies and digital capabilities to enhance the customer journey, including AI-driven conversational commerce, virtual product try-ons, visual search tools, configuration capability, flexible payment options, jewelry-related services, personalization/behavioral targeting, creative execution, and brand differentiation.
•Prioritize customer-centric delivery options, including BOPIS, curbside pickup, same-day delivery, quick ship, ship from store and ship to UPS Access Points. The aim is to create a hassle-free customer experience, connecting websites and customers seamlessly. Approximately 30% of customers currently use these convenient and flexible delivery options.
•Introduced new payment methods this year to meet our customers' unique needs, including Google Pay, Venmo, and the option to split payments between two credit cards. In addition, we have invested in virtual and in-store selling to make it easier and more enjoyable for customers to shop whenever and however they choose. In Fiscal 2024, we launched more than 5,000 Digital Storefronts so our jewelry consultants can now connect with customers anytime, anywhere, and sell beyond the limitations of physical stores.
In Fiscal 2021, the Company introduced 2-way SMS as a communication channel with virtual jewelry experts. This channel has grown almost every quarter since inception, and now represents almost one in three digital contacts after customer preferences shifted in

Fiscal 2024. Over the past two years, approximately 35% of customers who engaged with Virtual Jewelry Experts via SMS made in-store purchases after their conversation. This solidifies the Company's investment in Connected Commerce strategies. The Company has implemented asynchronous messaging with intent recognition, allowing efficient routing to the appropriate expert based on customer intent. For example, sales experts can assist customers with engagement rings, watches, and other gifts, while service experts can assist with existing orders or purchases.
Signet launched its Vault Rewards loyalty program across its North American banners in Fiscal 2022 to incentivize repeat purchases and increase customer engagement. With over 5.2 million Vault Rewards members, it aims to increase customer engagement and purchases by offering its members various benefits.
With the introduction of a robust Customer Data Platform and Journey Analytics and Orchestration program, the Company aims to gain a more detailed and personalized understanding of the customer. This program will enable the Company to activate cookie-less data to follow up on previous purchases and anticipate customer needs. We also personalize our messaging and onsite experiences based on our customer's purchasing preferences and behavior to build stronger connections and increase purchase confidence.
Signet has added new capabilities to its Digital Customer Clientele program to help jewelry consultants establish a more direct relationship with their customers and provide a personalized experience. In Fiscal 2022, this program was further improved by creating a Digital In-Store Integration team to lead the integration of digital tools in physical stores. Partnering closely with the IT and Operations teams, the team works to enhance existing applications and systems in stores. The team also uses advanced training techniques to provide appropriate training and support to the field team.
Signet also leverages "virtual inventory" through supplier relationships that enable the Company to display suppliers' inventories on the banner websites for customers to purchase while not physically holding the items in its inventory. Virtual inventory expands the choice of merchandise available to customers both online and in-store. During Fiscal 2024, sales of virtual inventory accounted for approximately 60% and 14% of the North America reportable segment eCommerce sales and total sales, respectively.
Our Commitment to Customer Experience
Signet is committed to delivering an inspiring, innovative, full-service experience for customers across all channels to ensure the business’s success. The Company prioritizes recruiting, training, and retaining qualified jewelry consultants to deliver customer satisfaction. Signet offers comprehensive recruitment, training and incentive programs, including annual training conferences in the spring and fall.
Signet continues to invest in capabilities to enhance the customer experience to make it more personalized and journey-focused:
•Signet introduced a Voice of the Customer program using the Net Promoter System during Fiscal 2019. This was part of the Company's Path to Brilliance transformation plan and customer-first initiatives. The initial focus was on setting up the technology, establishing stable measurements throughout the shopping ecosystem for key customer journeys, and discovering how to operationalize customer feedback effectively.
•In Fiscal 2020, Signet improved customer experience by providing localized access to Voice of the Customer data for all stores and digital properties. They also implemented a closed-loop program to enable field and customer care teams to respond to customer feedback in real time.
•Signet further optimized this program in Fiscal 2021 by integrating Voice of the Customer with operational data sources, enhancing customer and employee experience management, and developing tools to infuse customer feedback into their culture and daily practices.
•In Fiscal 2022 and Fiscal 2023, Signet launched multiple survey programs in additional channels such as BOPIS, delivery, and customer care to unlock key opportunities to drive customer-centric strategies and improve experiences across Signet.
•In Fiscal 2024, we included questions on customer buying occasions (gifting or engagement) to learn more about why our customers purchase from us and to better personalize their experience with our banners.
Banner operations
As noted above, the Company operates nine banners in North America and two banners in the UK, with the majority operating through both online and brick and mortar retail operations. Signet has specific operating and financial criteria that must be satisfied before investing in new stores or renewing leases on existing stores, including evaluation of the mall/trade area and market potential. Signet continues to rationalize its store footprint in a manner that it believes will drive greater store productivity. These efforts include development and implementation of innovative store concepts to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at under-performing stores, and reducing the Company’s mall-based exposure.

The store activity was as follows for Fiscal 2024 and Fiscal 2023:

	February 3, 2024	Openings (1)	Closures (1) (3)	January 28, 2023	Openings (1) (4)	Closures (1)	January 29, 2022
North America segment:
Mall (2)	1,485	5	(71)	1,551	51	(102)	1,602
Off-mall and outlet	926	18	(16)	924	32	(12)	904
Total North America segment store activity	2,411	23	(87)	2,475	83	(114)	2,506
International segment store activity	287	10	(56)	333	2	(17)	348
Signet total	2,698	33	(143)	2,808	85	(131)	2,854

North America Total net selling square feet (thousands) (2)	3,765			3,818			3,784
Increase (decrease) in net store selling space	(1.4)%			0.9%			0.5%

International Total net selling square feet (thousands)	330			390			405
Decrease in net store selling space	(15.4)%			(3.7)%			(0.7)%
(1)    Includes 13 store repositions in Fiscal 2024 and 23 repositions in Fiscal 2023.
(2)    Includes mall-based kiosks for the Banter by Piercing Pagoda banner.
(3)    Includes 16 stores from the divestiture of the UK prestige watch business as described in Note 4 of Item 8.
(4)    Includes 23 locations acquired from Blue Nile in Fiscal 2023 as described in Note 4 of Item 8.
Refer to Item 2 for additional information on the Company’s real estate portfolio.
North America Banners
The North America reportable segment operates jewelry stores in malls, mall-based kiosks and off-mall locations throughout the US and Canada and online under national banners including Kay, Zales, Jared, Peoples, Banter by Piercing Pagoda and Diamonds Direct. Additionally, the Company operates online through James Allen, Blue Nile and Rocksbox, as well as each of the individual banner websites.
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
Kay accounted for 36% of Signet’s consolidated sales in Fiscal 2024 (Fiscal 2023: 36%).
Zales Jewelers (“Zales”)
Zales is the third largest specialty retail jewelry brand in the US based on sales. Zales operates primarily in shopping malls, outlet malls, neighborhood power centers and online. Zales is positioned as the style and self-expression fine jewelry authority, an emphasis on fashion-oriented bridal, gifting and self-purchase consumers offering a broad range of bridal, diamond solitaire, fashion jewelry and watches.
Zales accounted for 18% of Signet’s consolidated sales in Fiscal 2024 (Fiscal 2023: 18%).
Jared The Galleria Of Jewelry (“Jared”)
Jared is the fourth largest US specialty retail jewelry brand by sales and is a leading off-mall destination specialty retail jewelry store chain. Jared is positioned to curate an “accessible luxury” assortment and additional services to appeal to a higher income customer and deliver higher average price points than Kay and Zales. Every Jared also has an on-site Design & Service Center, which service multiple banners, and specialize in repairs of jewelry and the creation of custom jewelry designs for our guests (refer to Services section below).
Jared locations are typically free-standing sites with high visibility and traffic flow, positioned close to major roads within shopping developments. Jared stores primarily operate in retail centers that contain strong retail co-tenants, including big box, destination stores and some smaller specialty units.
Jared accounted for 17% of Signet’s consolidated sales in Fiscal 2024 (Fiscal 2023: 17%).

Digital banners
On August 19, 2022, the Company acquired all of the outstanding shares of Blue Nile, Inc. (“Blue Nile”). Blue Nile is a leading online retailer of engagement rings and fine jewelry. This acquisition brought together James Allen, the world’s premier online retailer of fine diamonds and bridal jewelry, and Blue Nile, as Signet’s digital banners, to maximize and achieve meaningful operating synergies that increases value for both our customers and shareholders. The strategic acquisition of Blue Nile accelerated Signet’s initiative to expand its bridal offerings and grow its accessible luxury portfolio as well as extending its digital leadership across the jewelry category. Blue Nile brings a lower overall price mix than James Allen, but a higher engagement ring ticket, and complements James Allen with an older demographic focused on luxury purchases, all of which has been immediately additive to the top of Signet’s customer funnel.
Digital banners accounted for 9% of Signet’s consolidated sales in Fiscal 2024 (Fiscal 2023: 7%).
Diamonds Direct
Diamonds Direct is an off-mall, destination jeweler in the US, with a highly productive and efficient operating model with demonstrated growth and profitability. Diamonds Direct’s strong value proposition, extensive bridal offerings and customer-centric, high-touch shopping experience is a destination for younger, luxury-oriented bridal shoppers. The acquisition of Diamonds Direct in Fiscal 2022 furthers Signet’s accessible luxury positioning with a distinct focus on bridal, appealing to a higher income customer and delivers higher average price points compared to other banners. Diamonds Direct’s stores are typically located in desirable off-mall sites proximate to high-end, destination centers alongside strong performing upscale retailers.
Diamonds Direct accounted for 6% of Signet’s consolidated sales in Fiscal 2024 (Fiscal 2023: 6%).
Banter by Piercing Pagoda (“Banter”)
Banter invites confident creatives to explore their styles with curated jewelry and piercing services. The assortment includes fashion gold, silver and diamond jewelry. The brand operates primarily through mall-based kiosks in high-traffic areas across the US that are easily accessible and visible in regional shopping malls and online. The brand also offers virtual styling sessions, giving customers an omni-channel shopping experience. Banter has continued to expand its facial piercing offerings with the introduction of hollow needle piercing in select markets, seeing opportunity to leverage this growing trend. Banter also launched Permanent Jewelry in 160 locations and continues to expand its services.
Banter accounted for 5% of Signet’s consolidated sales in Fiscal 2024 (Fiscal 2023: 5%).
Peoples Jewellers (“Peoples”)
Peoples is Canada’s largest specialty jewelry retailer and is positioned as “Canada’s #1 Diamond Store” emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Peoples operates primarily in shopping malls and online.
Peoples accounted for 3% of Signet’s consolidated sales in Fiscal 2024 (Fiscal 2023: 3%).
Rocksbox
Rocksbox is a jewelry rental subscription business that allows members to discover new looks, trends or add classic styles to their jewelry collection. Rocksbox is direct to customer, acquiring members primarily through digital advertising. Rocksbox accounted for less than 1% of Signet’s consolidated sales in Fiscal 2024 and Fiscal 2023.
International Banners
The International reportable segment operates primarily in the UK and Republic of Ireland.
H.Samuel
H.Samuel has over 150 years of jewelry heritage, with a target customer focused on lower-price point fashion-trend oriented, everyday jewelry. H.Samuel continues to focus on larger store formats in regional shopping centers.
H.Samuel accounted for 3% of Signet’s consolidated sales in Fiscal 2024 (Fiscal 2023: 3%).
Ernest Jones
Ernest Jones serves the upper middle market, with a target customer focused on high-quality, timeless jewelry. During Fiscal 2024, the Company divested its prestige watch business, which consisted primarily of 21 Ernest Jones locations (refer to Note 4 of Item 8 for further information).
Ernest Jones accounted for 3% of Signet’s consolidated sales in Fiscal 2024 (Fiscal 2023: 3%).

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
Suppliers
In Fiscal 2024, the five largest suppliers collectively accounted for approximately 20% of total purchases, with the largest supplier comprising approximately 5%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.
Merchandise
Details of merchandise mix by major product category (excluding sales from service plans, repairs, subscriptions, loose diamonds and other miscellaneous sales) are shown below:

	North America	International	Consolidated
Fiscal 2024
Bridal	50%	46%	50%
Fashion	45%	21%	44%
Watches	4%	33%	5%
Other	1%	—%	1%
	100%	100%	100%
Fiscal 2023 (1)
Bridal	50%	46%	50%
Fashion	45%	19%	44%
Watches	4%	35%	5%
Other	1%	—%	1%
	100%	100%	100%
(1)    Certain amounts have been reclassified between bridal, fashion and other merchandise categories to conform to the Company’s current product categorizations.
The bridal category, which includes engagement, wedding and anniversary purchases, is predominantly diamond jewelry. All of our product categories are to an extent dependent on the economic environment as customers can trade up or down price points depending on their available budget. During Fiscal 2024, bridal and fashion represented 50% and 44%, respectively, of Signet’s total merchandise sales.
Merchandise is categorized as non-branded, third-party branded, and branded differentiated and exclusive. Non-branded merchandise includes items and styles such as bracelets, gold necklaces, solitaire diamond rings, and diamond stud earrings. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available from other jewelry retailers (e.g. Vera Wang Love®, Neil Lane®, Disney Enchanted®).
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
Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and provides the flexibility for the Company to return non-performing merchandise to vendors. The bulk of Signet’s consignment inventory is held in the North America reportable segment.
Raw materials
The Company’s costs, as with the jewelry industry as a whole, are generally affected by fluctuations in the price and supply of natural and lab-created diamonds, gold and, to a much lesser extent, other precious and semi-precious metals and stones. The cost of raw materials is only part of the costs involved in determining the retail selling price of jewelry, with labor costs and assembly costs from third-party vendors also being significant factors.

Diamond sourcing
Signet procures its diamonds mostly as finished jewelry and, to a smaller extent, as loose polished diamonds and rough diamonds which are in turn polished. The Company primarily polishes natural rough diamonds it procures in Signet’s Botswana factory, and lab-created rough diamonds the Company procures are polished at third-party factories.
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
Signet purchases loose polished diamonds in global markets (e.g. India and Israel) from a variety of sources (e.g. polishers and traders). Signet mounts stones in settings purchased from manufacturers using third-party and in-house resources. By using these approaches, the cost of merchandise is reduced, and the consistency of quality is maintained, enabling Signet to provide better value to customers. Buying loose diamonds helps allow Signet’s buyers to gain a detailed understanding of the manufacturing cost structures and, in turn, leverage that knowledge to negotiate better prices for the supply of finished products.
Signet continues to take steps to advance its vertical integration, which includes natural and lab-created rough diamond sourcing and processing. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for customers worldwide while achieving further efficiencies in the supply chain. Signet contracts with factories in India for polishing of rough lab-created diamonds it procures from producers. Signet owns a natural diamond polishing factory in Gaborone, Botswana. The Company is a DeBeers sightholder and receives contracted allocations of rough diamonds. Signet has also established a diamond liaison office in India and a diamond trading office in New York to further support its sourcing operation.
Natural rough diamonds are purchased directly from the miners and then the stones are marked, cut and polished in Signet’s own polishing facility. Any stones deemed unsuitable for Signet’s needs are sold to third parties on the open market.
Marketing and advertising
Marketing is one of Signet’s most critical investments. The Company leverages its marketing spend to drive customer awareness, purchase consideration, traffic, and revenue in the short-term, and customer loyalty, lifetime value and market share growth over time. Effective and efficient marketing investment is a competitive advantage in the jewelry industry, which involves a discretionary purchase where much of the merchandise is not branded, and the purchase cycle can stretch to years.
Signet’s marketing investment is actively managed across multiple online and offline consumer touchpoints including linear television, social media influencers and creators, digital advertising, and in-store product storytelling. Spend distribution evolves over time to align to changes in consumer behavior, marketing technology (e.g., AI and personalization capabilities), and economic shifts.
As marketing activities are undertaken throughout the year, digital and data capabilities provide real-time insights into customer journeys, enabling personalized communications. Signet continues to evolve its marketing model by balancing the timing and mix of its media investments, leveraging a personalized journey-based approach, and evolving content to align to shifts in media consumption. While the Company maintains its strong media presence during traditional time-based holidays (e.g., Valentine’s Day, Mother’s Day, and the Holiday Season), Signet has also expanded its visibility in milestone gifting occasions (e.g., birthdays and anniversaries) and in targeted “always on” bridal messaging.
The individual Signet banners are highly focused on driving differentiated banner value propositions across all customer touchpoints. In doing so, they work with a portfolio of media and creative partners and have access to an array of internal and external data, analytics, and personalization expertise.
Details of gross advertising (i.e. advertising before vendor contributions) by segment is shown below:

	Fiscal 2024		Fiscal 2023		Fiscal 2022
(in millions)	Gross advertising spending	as a % of sales	Gross advertising spending	as a % of sales	Gross advertising spending	as a % of sales
North America	$508.8	7.6%	$536.4	7.4%	$508.6	7.0%
International	14.0	3.3%	19.2	4.1%	18.4	3.7%
Signet	$522.8	7.3%	$555.6	7.1%	$527.0	6.7%

Services
The Company offers repair services to its customers that include both merchandise repairs and custom design services. These services represent less than 5% of consolidated sales; however, they represent an important opportunity to build customer loyalty. The custom design and repair business has its own field management and training structure and operates in Design & Service Centers located in Jared stores. These Design & Service Centers are staffed with skilled artisans who support the repair and custom business generated in the Kay, Zales and Jared banners. Repairs are completed in less than four days on average. Signet’s custom jewelry sales use a proprietary computer selling system and in-store design capabilities. In Fiscal 2024, Signet expanded its capabilities with the acquisition of SJR in July 2023. Signet now provides business to business (“B2B”) repairs and completes its own watch repairs. In addition, Signet has retained the former Blue Nile fulfillment center in Seattle, Washington, to create a central facility to perform customer repairs and extend our B2B capacity.
The North America segment sells extended service plans covering lifetime repair service for jewelry and jewelry replacement plans in Banter. The Design & Service Centers also service the lifetime repair service plans for Kay, Zales and Jared, in addition to supporting the chargeable repairs and custom businesses. The lifetime repair service plans cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise or a replacement option if the merchandise cannot be repaired. The extended service plans are a valuable part of the customer experience and product offerings. These plans provide the Company a higher rate of profitability than merchandise sales and are a significant component of Signet’s operating income. In Fiscal 2022, the Company introduced updated extended service agreements offering unique plans for both bridal and fashion merchandise, with additional benefits including engraving for bridal merchandise. Jewelry replacement plans require the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged within a defined period in accordance with the plan agreement. The North America segment also offers customers a two-year fine watch warranty. Other services managed through recent third-party offerings include personal jewelry insurance and appraisals. Refer to Note 3 in Item 8 for further information on these plans.
In Fiscal 2023, Signet introduced the Vault Rewards loyalty program online and across Kay, Zales and Jared, which is a program that provides its members with benefits and offers once enrolled. As of the end of Fiscal 2024, the Company had over 5.2 million members enrolled in this program.
Customer finance
Several factors inherent in the US jewelry business support the circumstances through which Signet is positioned to generate profitable incremental business through its partner supported consumer payment programs. These factors include a high average transaction value and a significant population of customers seeking to finance merchandise, primarily in the bridal category. Signet’s financial service offerings are an integral part of its business and a major driver of customer retention. In North American markets, customers are offered revolving and promotional credit plans under Signet’s private label credit card programs, a lease purchase option provided by Progressive Leasing, and installment loan and split-payment options provided by Affirm, allowing Signet to offer payment options that meet each customer’s individual needs. In addition, the Company has partnerships with third-party providers who directly extend financing to its customers, and who also manage and service the customers’ accounts.
Below is a summary of the payment participation rate in North America which reflects activity for Signet’s outsourced credit program in North America for Kay, Jared, Zales and Banter customers, as well as lease purchase customers:

(dollars in millions)	Fiscal 2024	Fiscal 2023
Total North America sales (1)	$5,599.6	$6,189.8
Credit, lease and Affirm purchase sales	$2,463.0	$2,734.2
Credit, lease and Affirm purchase sales as % of total eligible North America sales (1)	44.0%	44.2%
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
Comenity Bank and Comenity Capital Bank (collectively “Comenity”) provide credit and services to the Kay, Jared, Zales and Banter banners. Concora Credit (“Concora”, formerly Genesis Financial Solutions) provides a second look program for applicants declined by Comenity. Progressive Leasing provides a no credit needed financing option in Kay, Jared, Zales and Banter banners. During Fiscal 2024, the Comenity and Concora program agreements were amended and restated to terminate in December 2028 and December 2025, respectively. Additionally, in Fiscal 2024, Signet terminated purchase agreements with Carval and Castlelake (“Investors”) and The Bank of Missouri, the issuer for the add-on receivables for prior non-prime accounts. In Fiscal 2024, Concora purchased the Investors’ non-prime receivables maintaining add-on purchase capabilities. Servicing on non-prime receivables, including operational interfaces and customer servicing, is provided by Concora. As a result of the amended and restated agreements entered into with Comenity and Concora, Signet has not retained any customer in-house finance receivables since Fiscal 2022. Additionally, in Fiscal 2024, the

Progressive Leasing program agreement was amended and restated to terminate in May 2031. Refer to Note 12 of Item 8 for further information.
HUMAN CAPITAL MANAGEMENT
Signet’s People First approach
At Signet, our approach to human capital management starts with our core value of “People First” and aims at creating a truly inclusive, innovative, and collaborative company culture. As a retail company, sales and customer relationships are at the core of our business model. Our success depends on our ability to attract, develop, and retain highly engaged and motivated team members who are deeply connected to our Purpose of Inspiring Love. All team members are immersed in Signet’s employee experience where team members are invited to be their best selves; introduced to new ideas that grow their passion, not just their jobs; and are inspired to inspire more love in the world. The execution of our Inspiring Brilliance business strategy is supported by our confidence in the Signet team and our commitment to their overall success and personal growth. We believe that thriving and engaged team members are integral to Signet’s success. By focusing on strong people practices, we foster improved retention rates and a better-trained workforce to delight our customers. Our emphasis on rewarding our retail team members with competitive wages and benefits provides a compelling package. Signet has maintained a minimum wage of $15/hour for our US operations throughout multiple acquisitions since the fall of Fiscal 2022 and our full-time, hourly paid median employee, who is a jewelry consultant, earned $40,754 for Fiscal 2024 with commissions and incentives.
In Fiscal 2024, Signet is proud to be certified by Great Place to Work® for the fourth consecutive year which reflects the pride, engagement, and enthusiasm of our team members throughout our organization. We attribute this accolade to our focus on our Purpose, company culture, team member engagement and our overall human capital management strategy. In Fiscal 2024, Signet was named to two lists by Newsweek magazine, America’s Greatest Workplaces for Women 2024 and America’s Greatest Workplaces for Diversity 2024. Signet received a score of 95 out of 100 on the Human Rights Campaign Foundation’s 2023-2024 Corporate Equality Index, the nation’s foremost benchmarking survey and report measuring corporate policies and practices related to LGBTQ+ workplace equality.
Vision for the future
As noted in the Purpose and Strategy section, the Company released its 2030 CSGs in Fiscal 2022. The Company’s CSGs provide a roadmap for Signet’s commitment to sustainability. Under the heading “Love for Our Team,” the Chief People Officer is responsible for critical CSGs in the areas of Employer of Choice, Community of Inclusiveness, and Purpose and Appreciation. A full list of Signet’s CSGs is published on the Company’s corporate website and an annual progress report on the CSGs is included in the Company’s annual Corporate Citizenship and Sustainability report.
Employees and demographics
As of February 3, 2024, the number of global team members employed at Signet was 27,991 as compared to 29,660 at January 28, 2023. Approximately 88% of the Company’s workforce was employed in North America.

	February 3, 2024	January 28, 2023	January 29, 2022
North America	24,639	25,794	27,162
UK	2,737	3,205	3,239
Other international	615	661	455
Total	27,991	29,660	30,856
The following table provides additional information related to the North America team members as of February 3, 2024 and January 28, 2023. Fiscal 2023 excludes Blue Nile.

	February 3, 2024	January 28, 2023
Headcount by status
Full-time	14,297	14,475
Part-time	10,342	10,704
Total	24,639	25,179
Demographic information
By Gender
Women	72.9%	72.9%
Men	26.0%	25.8%
Chose not to identify	1.1%	1.3%
By Race/Ethnicity
Number of Black or African American employees	13.4%	13.3%
Number of American Indian and Alaska Native employees	0.8%	0.8%
Number of Asian employees	6.5%	5.6%
Number of Caucasian and White employees	49.6%	50.6%
Number of Hispanic and Latino employees	15.9%	15.2%
Number of Native Hawaiian and Other Pacific Islander employees	0.4%	0.5%
Number of employees of two or more races	3.6%	3.6%
Number of employees of unknown ethnicities	9.8%	10.4%
Diversity, equity, and inclusion
Inspired by our Purpose and by our core value of “People First,” we value building a diverse workforce, embracing different perspectives, and fostering an inclusive, empowering work environment where our team members feel they belong and customers feel welcomed. This diversity in our teams helps our customers feel comfortable in our stores and helps us understand the tastes, interests and purchase preferences of those customers.
Our diversity, equity and inclusion efforts transcend all levels of our Company, from our retail store team members through our leadership team and Board of Directors (“Board”). Our Board currently includes six female members, including one appointed in February 2024 (not reflected in table below), as well as two ethnically diverse Board members. Approximately 40% of North America Vice Presidents and above are women and approximately 15% of Vice Presidents and above are ethnically diverse. The following represents further information about the diversity of our Signet team as of the end of Fiscal 2024:

	Total	Male	Female	Chose not to identify	Non-BIPOC	BIPOC
Board	12	58.0%	42.0%	—%	83.0%	17.0%
Signet Leadership Team	22	40.9%	59.1%	—%	81.8%	18.2%
VP and Above (Support Center)(1)	158	60.1%	39.9%	—%	85.4%	14.6%
Directors and Above (Support Center)(1)	427	43.1%	56.9%	—%	82.9%	17.1%
Assistant Manager and Above (Retail Stores)(1)	5,406	25.4%	74.3%	0.3%	62.9%	37.1%
(1) North America
In response to the Fiscal 2024 Great Place to Work® Trust IndexTM Survey, Signet team members responded positively to statements regarding fair treatment in our Company. Of team members surveyed, 88% of Signet team members responded, "People here are treated fairly regardless of their race” and 91% of Signet team members responded, “People here are treated fairly regardless of their sexual orientation.” Furthermore, we recognize the diversity of our customers and strive to have a workforce that is representative of the communities where we live and work. In Fiscal 2024, approximately 48% of US hires in our retail stores and support centers were persons of color.
We are committed to advancing diversity in the workplace and fostering an inclusive culture, which includes providing team members the opportunity for self-selection of gender identity, preferred pronouns, and their name pronunciation. This reinforces the invitation for team members to bring their whole selves to work.
Our executive sponsors have collaborated with our eight Business Resource Groups - Veterans, Signet Pride (LGBTQ+), Women’s, Black Employee Network, Young Professionals, Transforming Inclusivity Diversity Equality (“TIDE”), Diamante (Hispanic and Latinx) and Asian Pacific Employee Network - to create a culture of inclusion. As a result of this partnership, the membership and participation rate for Signet’s Business Resource Groups increased more than 40% from Fiscal 2023 to Fiscal 2024.

As part of our commitment to continued enhancements in our diversity, equity, and inclusion efforts, we provide team members annual training in various areas that support building a more inclusive workplace. This includes unconscious bias and inclusive leadership training.
Signet is proud of its supplier diversity program launched in Fiscal 2022. The spend with diverse suppliers is growing each year.
Training
We’re creating an inclusive and energizing environment where all team members can be empowered to learn, grow, and have meaningful careers. Advancement opportunities through internal leadership mentorship programs, training, internships, and a recruiting strategy to ensure we pursue top diverse talent. In addition, the Company has implemented development programs focused on increasing the diversity of our leadership at every level. In Fiscal 2024, Signet continued its Enterprise Mentoring Program to support personal and career growth. More than 230 team member mentorship pairs were formed through the program in Fiscal 2024.
In Fiscal 2024, Signet continued to invest in our learning platform, Brilliant University, to support team member training, leadership development and education. The platform gives team members access to training modules from their very first day of employment. Investments in our people, such as training, allows us to recruit and retain exceptional candidates from other retailers and industries and efficiently provide them with new skills and experiences regarding Signet values, leadership traits and jewelry knowledge. The Week One Experience is an immersive, 40-hour training for all full-time team members across our Kay, Jared, Peoples and Zales banners. Signet launched the program in Fiscal 2022 with remarkable results and improved new hire retention rates. In Fiscal 2024, Signet offered the program to more than 1,200 new team members. This highlights the value of our investment in team member development and our dedication to creating an environment where they can thrive. As expanding jewelry services is a pillar of Signet’s Inspiring Brilliance business strategy, the Company successfully launched six training programs related to jewelry services to provide our retail team members with expert knowledge.
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
We design our benefit packages to be competitive in the marketplace and provide a compelling package for team members. As a retailer, Signet is a destination employer for both full-time and part-time workers. All US team members, regardless of full-time or part-time status, are eligible for a menu of benefits. All team members are eligible to earn paid time off and can contribute to a 401(k) Plan; a match is provided after one year. Signet offers telemedicine and Employee Assistance Programs (EAP) to all US team members. Pet, auto, and home insurance discounts are available to all team members.
Part-Time Team Members
In addition to the benefits mentioned above for all team members, Signet offers part-time team members Stride Health, a service to select health insurance in the private marketplace.
Full-Time Team Members
We provide our full-time team members with access to flexible and convenient medical benefits programs intended to meet their needs and the needs of their families. In Fiscal 2024, Signet introduced a buy-up medical plan as an option for both the standard PPO and HDHP programs. Signet also expanded coverage of its fertility programs to include coverage for all full-time team members of all genders and added WINFertility, a fertility program with concierge service designed to help team members navigate and maximize the fertility benefits included in the medical insurance. In Fiscal 2024, Signet added HingeHealth to provide virtual care for back and joint issues as well as Omada, a diabetes and hypertension management program. In addition to the benefits mentioned above for all full-time team members enrolled in the medical coverage, we offer dental and vision coverage, health savings accounts, flexible spending accounts, hospital indemnity, critical and accident insurance, short-term and long-term disability insurance, group term and voluntary life insurance for team members and their families. Signet provides health plan benefits and voluntary life insurance for same-sex domestic partners/spouses and LGBTQ team members. Signet provides transgender benefits in line with insurance program best practices. All full-time team members, regardless of gender, are eligible for paid parental leave benefits. In Fiscal 2024, Signet expanded its Bereavement Policy to include pregnancy loss and a more inclusive family member definition. All full-time team members, regardless of gender or enrollment in Signet’s medical plans, are eligible to receive reimbursement for adoption and surrogacy costs.

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
Board oversight
Signet’s Human Capital Management & Compensation (“HCM”) Committee plays an active role in overseeing our human capital management efforts. The full Board has worked closely with the executive management team, particularly the Chief People Officer, in helping shape the succession plans and leadership development agenda. Board oversight activities in this area include review of Chief Executive Officer and executive officer succession planning, review of diversity and other employee metrics, employee experience, and review of the Company's employee engagement survey results. In addition to its compensation governance responsibilities, the HCM Committee provides oversight on behalf of the Board to overall management of human capital including culture, diversity, equity and inclusion, executive compensation programs, benefits and well-being strategy, talent management (attraction, development, and retention), performance management, and succession planning. The scope of the HCM Committee underscores our focus on the quality, performance, retention and development of our team. Signet’s HCM Committee, in collaboration with the CCS Committee, oversees diversity, equity and inclusion, team member engagement and team member experience practices.
MARKETS
Signet operates primarily in the US, Canada and UK markets.
US
Based on industry and transaction data from MasterCard Spending Pulse and market research company Circana, we estimate that the total US jewelry and watch market declined by 3% in 2023, from $65 billion in the prior year to $63 billion in 2023. This implies a Signet jewelry and watch market share of 9.0%, a 70 basis-points decline from the previous year. Since 2013, the industry average annual growth rate has been flat. Around 85% of the market is represented by jewelry, with the balance being attributable to watches. According to the latest data from the Jewelers Board of Trade, as of December 2023 there were approximately 17,600 jewelry stores in the US, down approximately 2% from the prior year.
Canada
The average of the most recent Canada jewelry and watch market estimates published by Euromonitor in February 2024 and Statista in January 2024 was approximately $6.5 billion CAD (adjusted to exclude Quebec), an increase of 6% from the previous year. Since 2018, based the average of the of the above sources, the industry annual growth rate has been 5%.
UK
In the UK, the jewelry and watch market was about £6.7 billion in 2023 based on the average of estimates published by Euromonitor in February 2024, Statista in January 2024 and Mintel in August 2022. This was up approximately 6% over the prior year. Since 2018, based the average of the of the above sources, the industry annual growth rate has been 2%.
TRADEMARKS AND TRADE NAMES
Signet is not dependent on any material patents or licenses in any of its segments. Signet has several well-established trademarks and trade names which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these trademarks and trade names include the following:
•Kay®; Kay Jewelers®; Kay Jewelers Outlet®; Jared®; Jared The Galleria Of Jewelry®; Jared Vault®; Jared FoundryTM; Jared Atelier®; Every Kiss Begins with Kay®; Every KissTM; Celebrate Life Express Love®; Leo®; The Leo DiamondTM; Hearts Desire®; Chosen®; Ever Us®; James Allen®; Long Live Love®; Love Brilliantly®; Brilliant Moments®; Closer Together®; Vibrant Shades®; Love’s Radiance Collection®; Forever Connected™; Unstoppable Love®; Bold Reflections®; Vault Rewards®; Diamonds Direct®; Your Love. Our Passion®; Rocksbox®; and Blue Nile®.
•Zales®; Zales Jewelers™; Zales the Diamond Store®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers®; Peoples the Diamond Store®; Peoples Outlet the Diamond Store®; Piercing Pagoda®; Banter®; Arctic Brilliance®; Arctic Brilliance Canadian Diamonds®; Celebration Diamond®; Celebration Ideal®; Celebration Infinite®; Live for LoveTM; The Celebration Diamond Collection®; Endless Brilliance®; Zales Private Collection™; and Elegant Reflections®.
•H.Samuel®; Ernest Jones®; Ernest Jones Outlet CollectionTM; Forever Diamonds®; Princessa Collection®; Secrets of the Sea®; It Feels Good To GiftTM; The Eternal Diamond – Cut From The Stars®; H Samuel Style to Make You Smile®; Celebrate Your Story®; and Origin by Ernest Jones®.

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
Adverse effects of climate change, such as extreme weather events, particularly over a prolonged period, could negatively impact the Company’s business and results of operations if such conditions limit our consumers’ ability to access our stores, cause our consumers to limit discretionary spending, or disrupt our supply chains or distribution channels.
Adverse effects of climate change may increase the costs of diamond mining and diamond processing including cutting and polishing. Signet sources diamonds from around the world, and some locations may be more vulnerable to climate change than others. If the costs of natural diamonds increase, Signet may reallocate sourcing to lab-grown diamonds in line with customer preferences for cost and quality.
Signet has put a governance structure in place to monitor climate-change risks and adjust business operations accordingly. Two Board-level committees at Signet are responsible for monitoring climate change risks: (1) the Audit Committee oversees risks across the Company; and (2) the CCS Committee oversees enterprise-wide policy regarding Signet’s 2030 CSGs, including Signet’s aspiration to decrease greenhouse gas emissions and the CCS Committee oversees opportunities and risks that may significantly impact the Company’s CSGs and ESG objectives and related initiatives. At the Company level, Signet’s Climate Action and Sustainability Committee is a cross-functional committee with leaders across Signet’s business operations with the mandate of improving Signet’s data disclosures on climate and monitoring the progress of Signet’s climate-related CSGs. Signet’s greenhouse gas emission data is published in our annual Corporate Citizenship and Sustainability report, which is available on the Company’s website, www.signetjewelers.com. Signet continuously improves business processes and systems required to disclose greenhouse gas emissions data with sufficient controls and assurances to satisfy statutory reporting requirements and applicable climate-related emissions reporting rules at the federal and state level.
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
ITEM 1A. RISK FACTORS
Risks Related to Global and Economic Conditions

We are unable to control many of the factors affecting consumer spending, and a decline in consumer spending may unfavorably impact Signet’s future sales and earnings, particularly if such decline occurs during the Holiday Season.

Our financial performance is highly dependent on US consumer confidence and the health of the US economy. Inflation, changes in interest rates, reduced government stimulus, shifts in spending toward travel and experiences, and general US consumer confidence have each had an effect on our revenue and earnings. If there is further deterioration of the economic conditions in the US, Canada, UK and Europe, or if the effects of inflation, interest rates, a recession, and reduced government stimulus programs further impact consumer spending, especially in the mid-tier or accessible luxury point products, our future sales and earnings could be further adversely impacted. Conditions in the Eurozone have a significant impact on the UK economy even though the UK is not a member of the Eurozone, which could adversely impact trading in the International segment, as well as adversely impact the US economy.

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending. These include economic conditions, and perceptions of such conditions by consumers, consumer confidence, employment, the level of consumers’ disposable income, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in international, regional and local markets where we operate. As our sales are highly seasonal, a change in any one of these economic conditions during the Holiday Season could have an increased adverse impact on our sales. While Signet has a broad-based customer demographic, our largest banners primarily operate in the mid-market for jewelry. A significant portion of customers that purchase products from our mid-market or value tiered banners have been and are likely to continue to be impacted more acutely by inflation and reductions in government stimulus than customers that shop at luxury jewelry retailers or even at our own accessible luxury banners. The termination of temporary benefits from State or Federal government stimulus programs - such as the US Supplemental Nutrition Assistance Program (SNAP), which occurred in February 2023, and the US student loan interest and payment forbearance, which terminated in the third quarter of Fiscal 2024 have had an effect on macroeconomic conditions and Signet’s business and the full extent of those effects are currently unknown, but such terminations and future termination of other government stimulus programs may further negatively impact consumer discretionary spending and our financial performance.

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

In addition, other retail categories and other forms of expenditure, such as electronics, entertainment and travel, also compete for consumers’ discretionary spending, particularly during the Holiday Season. Therefore, the price of jewelry relative to other products influences the proportion of consumers’ expenditures that are spent on jewelry. If the relative price of jewelry increases, or if our competitive position deteriorates, or if consumer spending shifts to more experience-oriented categories such as travel, concerts, and restaurants, our sales and operating profits would be adversely impacted.

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

Additionally, the ability of Signet’s customers to obtain credit from our private label credit card providers and the terms of such credit depends on many factors, including continued arrangements with the parties providing the credit financing and compliance with applicable laws and regulations in the US and Canada, any of which may change from time to time. As discussed further in Note 12 to the consolidated financial statements in Item 8, Signet has outsourced its third-party credit programs, however, if any of those third-party credit providers were to terminate, Signet may need to enter into other arrangements with other third-parties. If Signet is unable to find other potential providers to supply a similar third-party credit program and alternative payment options, Signet’s ability to extend credit to customers could be impaired, which could have an adverse effect on Signet’s business.

Any new regulatory initiatives or investigations by the Consumer Financial Protection Bureau or other state authority, including a potential cap on late fees, relating to the Company’s in-store credit practices, promotions, and payment protection products could impose additional costs and/or restrictions on credit practices of the North America segment, which could have an adverse effect on the conduct of Signet’s business.

Because of the highly seasonal nature of Signet’s sales, any one of these factors that occurs during the Holiday Season would have an increased adverse impact.

Public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19 had and could continue to have a significant adverse impact on our business, and this outbreak, as well as other public health crises or disease outbreaks, epidemics or pandemics, has and could continue to adversely impact our business, financial condition, results of operations and cash flows and could continue to exacerbate other risk factors.

A public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19, or the threat or fear of such an event, has adversely impacted and could continue to adversely impact our business. COVID-19 significantly impacted consumer traffic and our retail sales during Fiscal 2021. Our business may be further impacted if the economy deteriorates due to the long-term effects of COVID-19 pandemic or other disease.

The long-term impacts of the social, economic, and financial disruptions caused by the COVID-19 pandemic and the government responses to such disruptions are unknown. Previous COVID-19 restrictions caused disruptions in the number of people that were forming new intimate relationships. The effect of that disruption began to negatively impact sales of engagement rings in Fiscal 2023 and is expected to continue to affect those sales through at least the fourth quarter of Fiscal 2025. The ultimate duration of this effect on engagements in unknown and could cause unexpected changes to consumer trends in the long term.

To the extent that COVID-19 has affected and continues to adversely affect the US and global economy, our business, results of operations, cash flows, or financial condition, it has heightened, and may continue to heighten, other risks described herein.

A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Additionally, because many Signet stores are located within shopping malls or shopping centers, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in the malls and shopping centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, an outbreak of flu or other viruses, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular mall or shopping center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. We may respond by increasing markdowns, initiating marketing promotions, or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

Fluctuations in foreign exchange rates could adversely impact the Company’s results of operations and financial condition.

Signet publishes its consolidated annual financial statements in US dollars. At February 3, 2024, Signet held approximately 91% of its total assets in entities whose functional currency is the US dollar and generated approximately 91% of its sales in US dollars for the fiscal year then ended. All the remaining assets and sales are primarily in British pounds and Canadian dollars. Therefore, the Company’s results of operations and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would decrease reported sales and operating income.

The monthly average exchange rates are used to prepare the statements of operations and are calculated based on the daily exchange rates experienced by the International segment and the Canadian subsidiaries of the North America segment in the fiscal month. If British pounds or Canadian dollars are held or used to fund the cash flow requirements of the business, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would reduce the amount of cash and cash equivalents.

Signet uses foreign currency derivative instruments to hedge certain exposures to currency exchange rate risks. Market conditions, particularly in the UK and Canada could result in significant volatility in currency exchange rate fluctuations and increase Signet’s exposure to foreign currency rate exchange risks and reduce its ability to effectively use certain derivative instruments to hedge risks. In addition, the prices of certain materials and products bought on the international markets by Signet are denominated in foreign currencies. As a result, Signet has exposures to exchange rate fluctuations on its cost of goods sold, as well as volatility of input prices if foreign manufacturers and suppliers are impacted by exchange rate fluctuations.

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

The jewelry industry generally is affected by fluctuations in the price and supply of natural and lab-created diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones.

The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on natural and lab-created diamond prices and demand, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. The demand for natural and lab-created diamonds is uncertain and could decrease, which would have an adverse impact on the Company.

The availability of natural diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of natural diamonds from significant producing countries, or to the trading in rough and polished diamonds which could occur as a result of disruption to the Kimberley Process, could adversely affect Signet, as well as the retail jewelry market as a whole. In addition, the current Kimberley Process decision-making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform over the long-term. The impact of this review process on the supply of natural diamonds, and consumers’ perception of the diamond supply chain, is unknown. In addition to the Kimberley Process, the supply of diamonds to the US is also impacted by governmental trade sanctions, such as those imposed on Zimbabwe and Russia.

The possibility of constraints in the supply of natural or lab-created diamonds of a size and quality Signet requires to meet its merchandising requirements may result in changes in Signet’s supply chain practices, including for example its rough sourcing operation. In addition, Signet may from time to time choose to hold more inventory, purchase raw materials at an earlier stage in the supply chain or enter into commercial agreements of a nature that it currently does not use. Such actions could require the investment of cash and/or additional management skills. Such actions may not resolve supply constraints or result in the expected returns and other projected benefits anticipated by management.

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

Lab-created diamonds are a meaningful portion of sales and inventory for Signet and the jewelry industry, and declining costs and retail prices could impact operating results and disappoint consumers.

A material increase in the supply of gem quality lab-created diamonds, combined with a material increase in consumer acceptance and demand thereof, has impacted and could continue to impact the cost and retail pricing of lab-created and natural diamonds. Signet is a leading retailer of lab-created diamonds and over the past several years the portion of our inventory, revenue and operating margin related to lab-created diamonds has been increasing along with consumer demand and acceptance. In Fiscal 2024, approximately 12% of Signet’s merchandise sales were products containing lab-created diamonds. The costs of lab-created diamonds have been declining over the past several years as more supply from producers becomes available. The increased supply and lower costs have and may continue to drive down retail prices of lab-created diamonds, particularly those without specialty designs, cuts and brands, which may have a negative impact on our revenue, merchandise margins and operating results. Further, as retail prices of lab-created diamonds decline, consumers who purchased lab-created diamonds at higher prices may become disappointed in the relative value of their purchase which could negatively impact the reputation of Signet and the jewelry industry.

Alrosa, a Russian diamond mining and distribution company, supplies more than 30% of the world’s diamonds. Sanctions against them specifically or the Russian Oligarchs by the US government or other governments may severely limit the supply of diamonds in the world.

The world’s sources of rough diamonds are highly concentrated in a limited number of countries. Varying degrees of political and economic risk exist in these countries. As a consequence, the diamond business is subject to various sovereign risks beyond Signet’s control, such as changes in laws and policies affecting foreign trade and investment. In addition, Signet is subject to various political and economic risks, including the instability of foreign economies and governments, labor disputes, war and civil disturbances and other risks that could cause production difficulties or stoppages, restrict the movement of inventory or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Signet’s direct purchases from Alrosa and its sourcing arrangement in Russia ceased in February 2022 and did not represent a significant part of its operations. However, any interruption in the total market supply of diamonds due to the ongoing Russia-Ukraine conflict or domestic or foreign government sanctions against Alrosa or Russian diamonds may impact the ability of Signet’s suppliers to provide Signet with responsibly sourced diamonds that were mined by other companies or in other countries. Beginning in March of Fiscal 2025, leaders of the G7 nations intend to phase-in further import restrictions against not only direct purchases of diamonds mined in Russia but also indirect purchases of diamonds mined in Russia (e.g. diamonds that were mined in Russia but then cut and polished in other countries). Any significant disruption of Signet’s sources of supply, or restriction of inventory movement could have a material adverse effect on Signet’s results of operations or cash flows.

Signet may voluntarily disclose, or pursuant to the Dodd Frank Act and SEC rules must file public disclosures regarding the country of origin of certain supplies and materials, which could damage Signet’s reputation or impact the Company’s ability to obtain merchandise if customers or other stakeholders react negatively to Signet’s disclosures.

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production, the final rules require Signet (and other affected companies that file with the SEC) to make specified country of origin inquiries of Signet’s suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum and tungsten), that are used in products sold by Signet in the US and elsewhere.

There may be reputational risks associated with the potential negative response of Signet’s customers and other stakeholders to future disclosures by Signet in the event that, due to the complexity of the global supply chain, Signet is unable to sufficiently verify the origin of the relevant commodities. Also, if future responses to verification requests by suppliers of any of the materials used in Signet’s products are inadequate or adverse, Signet’s ability to obtain merchandise may be impaired and its compliance costs may increase. It is possible that other minerals, such as diamonds as noted above, could be subject to similar disclosure requirements or rules in the future.

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

Ultimate delivery of Signet’s merchandise is substantially dependent upon third-party manufacturers and suppliers. In Fiscal 2024, the five largest suppliers collectively accounted for 20.4% of total purchases, with the largest supplier comprising 4.9%. A manufacturer’s or supplier’s inability to manufacture or deliver a product on time and of appropriate quality would impair Signet’s ability to respond to consumer demand, which would put the Company at a competitive disadvantage and result in lost sales. Costs would also be increased if Signet were to attempt to engage replacement manufacturers to rush orders on items that the Company needed immediately. See the risk factor above titled “Public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19 had and could continue to have a significant adverse impact on our business, and this outbreak, as well as other public health crises or disease outbreaks, epidemics or pandemics, has and could continue to adversely impact our business, financial condition, results of operations and cash flows and could continue to exacerbate other risk factors.” regarding the potential adverse impact COVID-19 or other public health crisis, disease or outbreak could have on the Company’s supply chain.

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

In addition, luxury and prestige watch manufacturers and distributors normally grant agencies the right to sell their ranges on a store-by-store basis. An inability to obtain or retain watch agencies for a location could harm the performance of that particular store. In the fourth quarter of Fiscal 2024, the Company substantially completed the divestiture of its UK prestige watch business to third parties. Prestige watch brands help attract customers and build sales in all categories and discontinuing the prestige watch business in Ernest Jones has negatively impacted and will continue to negatively impact the sales at Ernest Jones in all categories. In the case of Ernest Jones, the inability to replace lost sales could adversely impact sales growth.

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

The use of technology based on AI and ML presents risks related to confidentiality, creation of inaccurate and flawed outputs, and emerging regulatory risks which may result in reputational harm, competitive harm, or legal liability, and may adversely affect our business and results of operations.

The use of AI and ML involves significant technical complexity, ethical considerations and requires specialized expertise. We use AI and ML in our business to, among other things, optimize inventory distribution and flexible fulfillment. We may further incorporate AI or ML solutions into our business operations, technology systems, and product and service offerings in other ways including but not limited to personalized marketing, enhancements to website experiences or general administrative functions. Our competitors or other third parties may incorporate AI and ML into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business and results of operations. Our use of technology systems or applications that utilize or are based on AI or ML (or the disruption or failure of those systems or applications) could result in the disclosure of sensitive, proprietary or confidential information which could harm our business, reputation and operating results. Additionally, if the content, analyses, or recommendations that AI or ML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, it may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny. We may also incur additional costs to resolve such issues, each of which may adversely affect our business and results of operations.

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

The Company’s ability to protect its assets, particularly inventory and cash, or intellectual property could have a material adverse impact on its brands, reputation and operating results.

Signet’s jewelry products carry high value with resale potential and are therefore subject to loss by theft by customers, organized crime or other third-parties. In addition, products held by us for repair or service are also subject to risk of loss or theft. We have experienced theft in the past and loss by theft may continue or increase in the future. In addition, the security measures we take may not be effective in reducing losses. Higher rates of theft including theft by organized retail crime networks that orchestrate burglaries, “smash and grabs,” looting or shoplifting operations could adversely impact our reputation, operations and ultimately, our overall financial condition. Furthermore, other costs and expenses resulting from criminal activity such as increased security costs and measures to prevent such activity, increased repair costs and increased costs to protect, retain, replace or recruit team members that may be concerned about future crime impacting our stores or the shopping centers they operate in may also adversely impact our reputation, operations and financial condition.

The Company holds significant amounts of cash on hand or short term, highly liquid investments (i.e. cash equivalents) on its balance sheet from time to time. Credit risk exists on the realizability of these assets should the counterparties fail to perform as contracted. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to generally only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. Failure, entrance into receivership or insolvency by any of these financial institutions in response to conditions affecting the banking system and financial markets could threaten our ability to access our existing cash, cash equivalents and investments and could adversely impact the Company’s financial position and results of operations.

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

Signet’s success is dependent on the strength and effectiveness of its relationships with its various stakeholders. The Company’s management of its 2030 CSGs as well as increased demand for ESG disclosures could result in additional costs or risks.

We have established and publicly announced 2030 CSGs including commitments to address climate change and human rights. These statements reflect our plans and aspirations and are subject to a number of risks and uncertainties, many of which are outside our control. Like many companies, Signet aspires to work towards net-zero business operations. The ability for companies to adjust their operations is dependent on the energy infrastructure of the US, namely the availability and cost of low- or non-carbon-based energy sources for our physical locations as well as the availability of low or non-carbon transportation.

Signet carefully considers both investor expectations and regulatory requirements in forming our ESG disclosure strategy and when investing resources in ESG disclosure processes and tools. Standards for tracking and reporting ESG matters continue to evolve. The voluntary disclosure frameworks and standards we select, and the interpretation or application of those frameworks and standards, may be subject to change and may be different from our peers. Further, the methodologies we use for reporting ESG data may be updated and our previously reported ESG data may be adjusted to reflect improvements in data that is available to us, changing assumptions, changes in our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are continually evolving as are the differing standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by government agencies. Preparation for the recently issued SEC climate disclosure rule is expected to require additional resources for compliance. Signet will always prioritize legally required disclosures such as greenhouse gas emissions calculations over voluntary frameworks.

Consequently, it is possible that we may fail to achieve our 2030 CSGs or that our customers, team members, investors, advocacy groups, government agencies or other stakeholders may not be satisfied with the CSGs we set or our efforts to achieve them. Our failure, or perceive failure, to adequately achieve, update or accurately track and report on these CSGs on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and may expose us to adverse consumer actions, inhibit our ability to attract and retain talent, and subject us to increased scrutiny from the investment community, special interest groups and enforcement authorities.

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

At any point in time, various tax years are subject to, or are in the process of, audit by various taxing authorities. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax in the period in which such determinations are made. For example, should His Majesty’s Revenue and Customs, or other tax authorities, assess Signet and should the tax authorities prevail in such assessments, there could be a material adverse impact on our results of operations and cash flows in future periods.

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

The Company operates through various subsidiaries in numerous countries throughout the world. Consequently, Signet is subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the US or jurisdictions where any subsidiaries operate or are incorporated. Tax laws, treaties and regulations are highly complex and subject to interpretation. The Company’s income tax expense is based upon interpretation of the tax laws in effect in various countries at the time such expense was incurred. If these tax laws, treaties or regulations, including the recent Bermuda Corporate Income Tax Act of 2023, were to change or any tax authority were to successfully challenge Signet’s assessment of the effects of such laws, treaties and regulations in any country, this could result in a higher effective tax rate on the Company’s taxable earnings, which could have a material adverse effect on the Company’s results of operations.

In addition, the Organization for Economic Co-operation and Development (“OECD”) has led international efforts to devise, and to implement on a permanent basis, a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation, and Pillar Two provides for a global minimum effective corporate tax rate of 15%. Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. Based on these thresholds, we currently expect to be outside the scope of the Pillar One proposals, though we anticipate that we will be subject to Pillar One in the future if our global revenue exceeds the Pillar One thresholds. In December 2021, the OECD published detailed rules that define the scope of the Pillar Two global minimum effective tax rate proposal. A number of countries, including the UK, have adopted the core elements of the Pillar Two proposal effective for years beginning in 2024, and the European Union has adopted a Council Directive which requires certain Pillar Two rules to be transposed into member states’ national laws from such time. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two rules, we expect that we may be within their scope and so their implementation could impact the amount of tax we have to pay. Additionally, these changes may result in unilateral or uncoordinated local country application of the action items. Any such inconsistencies in the tax laws of countries where the Company operates or is incorporated may lead to increased uncertainty with respect to tax positions or otherwise increase the potential for double taxation. Proposals for US tax reform also potentially could have a significant adverse effect on us. In addition, the European Commission has conducted investigations in multiple countries focusing on whether local country tax legislation or rulings provide preferential tax treatment in violation of European Union state aid rules. Any impacts of these actions could increase the Company’s tax liabilities, which in turn could have a material adverse effect on the Company’s results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy
Signet recognizes the importance cybersecurity has to the success of our business. We also recognize the need to continually assess cybersecurity risk and evolve our response in the face of a rapidly and ever-changing environment. Accordingly, we aim to protect our business operations, including customer records and information, against known and evolving cybersecurity threats.
Signet manages cybersecurity risk using a cross-functional approach, which is overseen by the Company’s Board. The Company’s cyber risk management program is designed to anticipate, identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management processes and addresses the store and corporate information technology environments, as well as third-party vendors, software, and applications upon which we rely.

The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). Signet conducts periodic assessments against the NIST CSF and reviews key cybersecurity risks, utilizing a third party to perform this assessment of the Company’s cyber risk management program. The risk assessments, together with risk-based analysis and judgment, are used to determine security controls to address identified risks. Signet has strategically integrated cybersecurity risk management into the Company’s policies and broader enterprise risk management framework to promote a company-wide culture of cybersecurity. Signet considers the following factors, among others, during the process of determining how to address risks and which controls to implement: likelihood and severity of the risk; the impact on the Company, the Company’s customers, employees, and shareholders; and if a risk materializes, the feasibility and cost of controls and the impact of controls on operations.

Signet has a cybersecurity operations program that monitors its global cybersecurity environment and coordinates the investigation and remediation of cybersecurity alerts. In the event of a cybersecurity incident, the Chief Information Security Officer (“CISO”) is equipped with an incident response plan that includes immediate actions designed to mitigate the impact and long-term strategies for remediation and prevention of future incidents. We frequently stage incident response drills to prepare support teams to respond to a significant incident. The Company’s information security program includes the following specific controls that are used to some extent: endpoint threat detection and response; identity and access management; privileged access management; logging and monitoring involving the use of security information and event management; multi-factor authentication; firewalls and intrusion detection and prevention; and vulnerability and patch management, as well as policy and technical controls governing the use of AI.

Signet partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. Signet engages with these partners to provide or operate technical controls and technology systems, monitor, and maintain the performance and effectiveness of products and services deployed in Signet’s environment, and conduct vulnerability scans and penetration testing.

Signet also maintains a risk-based approach for assessing, identifying, and managing risks from cybersecurity threats associated with third-party service providers, third-party software, third-party applications and other companies with whom we do business (such as our outsourced credit card partners). Signet utilizes industry standard tools to assess the criticality of software, data assets, and operational technology. We conduct security assessments of high-risk third-party service providers before engagement to ensure compliance with our cybersecurity standards, including review of the service providers’ System and Organization Controls (SOC) report to assess their cybersecurity controls and risk assessment. This approach is designed to mitigate risks related to data breaches or other security incidents originating from or otherwise due to reliance on third parties.

Signet faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Signet does not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our overall business strategy, results of operations, or financial condition. However, Signet (or third parties on which Signet relies) may not be able to implement security controls fully, continuously and effectively as designed or intended. As described above, the Company utilizes a risk-based approach and judgment to determine the security controls to implement, and it is possible that Signet may not implement appropriate controls if management does not recognize, or underestimates, a particular risk. In addition, security controls, no matter how well designed or implemented, may only partially mitigate, but not fully eliminate, risks. Security events, when detected by security tools or third parties, may not always be immediately understood or acted upon by the Company (or by third parties on which Signet relies). See the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K for additional discussion of our cybersecurity risks.

Governance
Signet’s cybersecurity program is run by our CISO, who is the head of the Company’s cybersecurity team, and who reports to Signet’s Chief Information Officer (“CIO”). The CISO is responsible for assessing and managing Signet’s cybersecurity risk management program, regularly informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. Our CISO and CIO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has served in this position with Signet since 2018, was previously CISO at multiple Fortune 500 retail and hospitality organizations, and held senior cybersecurity management roles in the financial services industry. The Signet cybersecurity team supporting the CISO has experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by Signet. In addition, a cross-functional management committee has been established to assess cybersecurity breaches, should they occur, to determine whether a breach is material and requires disclosure.
The Governance and Technology Committee of the Board (“GTC”) oversees Signet’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Two of the members of our GTC are technology executives employed at their respective organizations who are highly technology-fluent and well-versed on cyber risks. The CISO and CIO regularly brief the GTC on the effectiveness of Signet’s cyber risk management program and risk status. In addition, cybersecurity risks are reviewed by the Board, at least annually, as part of the Company’s corporate risk-mapping exercise. In addition to scheduled meetings, the GTC, CISO and CIO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive.

ITEM 2. PROPERTIES
The following table provides the location, use and size of Signet’s material corporate, distribution, and other non-retail facilities required to support the Company’s global retail operations as of February 3, 2024:

Location	Function	Approximate square footage	Lease or Own	Lease expiration
Akron, Ohio	Corporate and distribution	546,000	Lease	2048
Akron, Ohio	Training facility	11,000	Lease	2032
Akron, Ohio	Repair facility	38,000	Own	N/A
Barberton, Ohio	Non-merchandise fulfillment	135,000	Lease	2032
Brentwood, Tennessee	Repair facility	16,020	Lease	2025
Charlotte, North Carolina	Corporate and administrative	14,200	Lease	2033
Dallas, Texas	Repair facility	31,000	Lease	2029
Dallas, Texas	Administrative	190,000	Lease	2029
Frederick, Maryland	Customer service	7,716	Lease	2026
Kent, Washington	Customer service, Virtual studios	10,500	Lease	2029
New York City, New York	Administrative and fulfillment	65,837	Lease	2032
New York City, New York	Manufacturing and distribution	10,580	Lease	2027
San Francisco, California	Administrative	6,178	Lease	2024
Seattle, Washington	Repair facility	27,500	Lease	2030
Seattle, Washington	Photo studio	11,000	Lease	2027
Seattle, Washington	Corporate and administrative	10,900	Lease	2024
Markham, Ontario (Canada)	Distribution and fulfillment	31,000	Lease	2026
Birmingham, UK	Corporate, distribution and eCommerce fulfillment	235,000	Own	N/A
Watford, UK	Administrative	20,500	Lease	2037
Gaborone, Botswana	Diamond polishing	34,200	Own	N/A
Herzelia, Israel	Technology center	12,400	Lease	2028
Herzelia, Israel	Technology center	5,400	Lease	2028
The Company has additional distribution and technology centers in New York, Israel, and the United Arab Emirates, as well as a diamond liaison office in India. Sufficient distribution exists in all geographies to meet the respective needs of the Company’s operations.
Global retail property
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet’s banners, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied. Below is a summary of property details by geography for Signet’s retail operations as of February 3, 2024:

	North America segment	International segment	Signet
US	2,319	—	2,319
Canada	92	—	92
UK	—	277	277
Republic of Ireland	—	9	9
Channel Islands	—	1	1
Total	2,411	287	2,698
    North America retail property
Signet’s North America segment operates stores and kiosks in the US and Canada, with substantially all of the locations being leased. In addition to a minimum annual rent cost, the majority of mall stores are also liable to pay rent based on sales above a specified base level. In Fiscal 2024, the majority of the mall stores and kiosks only made base rental payments. Under the terms of a typical lease, the

Company is required to conform and maintain its usage to agreed standards, and is responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the mall.
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
Below is a summary of lease and cost information for stores and kiosks in the North America segment as of February 3, 2024:

	Typical Initial Lease Term	Average Unexpired Lease Term	Typical Cost of New Store
Kay
Mall	5 years	2 years	$0.6 million to $1.1 million
Off-mall	5 years	3 years	$0.4 million to $0.7 million
Zales
Mall	5 years	2 years	$0.7 million to $1.1 million
Off-mall	5 years	2 years	$0.1 million to $0.6 million
Jared	10 to 20 years	4 years	$2.2 million to $3.2 million
Diamonds Direct	10 to 20 years	9 years	$1.9 million to $3.8 million
Blue Nile	5 to 10 years	7 years	$1.4 million to $1.9 million
Banter
In-line	3 to 5 years	2 years	$0.3 million to $0.5 million
Kiosk	3 to 5 years	1 years	$0.1 million to $0.2 million
In the US, the North America segment collectively leases approximately 30% of store and kiosk locations from two lessors. In Canada, approximately 66% of store locations are leased from five lessors, with no individual lessor relationship exceeding 16%. The segment had no other relationship with any lessor relating to 10% or more of its locations.
During the past five fiscal years, the Company generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s operations.
International retail property
The International segment’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into or including break clauses in order to improve the flexibility of its lease commitments. At February 3, 2024, the average unexpired lease term of International premises was four years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value.
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
ITEM 4. MINE SAFETY DISCLOSURES
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
Number of common shareholders
As of March 15, 2024, there were approximately 6,432 shareholders of record of the Company’s common shares.
Issuer purchases of equity securities
The following table contains the Company’s repurchases of common shares in the fourth quarter of Fiscal 2024:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 29, 2023 to November 25, 2023	27,528	$81.72	27,528	$680,592,459
November 26, 2023 to December 30, 2023	167,022	$86.20	167,022	$666,195,183
December 31, 2023 to February 3, 2024	51,792	$99.90	51,792	$661,021,111
Total	246,342	$88.58	246,342	$661,021,111
(1)     The average price paid per share excludes commissions paid of $4,434 in connection with the repurchases made under the 2017 Share Repurchase Program.

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
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of Signet’s common shares against the cumulative total return of the S&P 500 Index and the S&P 500 Specialty Retail Index for the five year period ended February 3, 2024. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s common shares and the respective indices on February 2, 2019 through February 3, 2024.

Cumulative Total Return
500
400
300
200
100
0
Index Value
February 2, 2019
February 1, 2020
January 30, 2021
January 29, 2022
January 28, 2023
February 3, 2024
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
This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for Fiscal 2024 and Fiscal 2023. For a comparison of Fiscal 2023 and Fiscal 2022, refer to Item 7 included in our Annual Report on Form 10-K for the year ended January 28, 2023 filed with the SEC on March 16, 2023.
OVERVIEW
Overall performance
Signet’s sales decreased by 6.3% during the fourth quarter of Fiscal 2024 compared to the same period in Fiscal 2023. This overall decrease was partially offset by the impact of the 14th week in the fourth quarter of Fiscal 2024, which increased sales by $103.2 million. Sales were down compared to the same period in the prior year due to the deep COVID-induced engagement trough, the continued impact of heightened inflationary pressure on consumers’ discretionary spending, integration issues at our digital banners resulting in lower conversion rates, as well as the competitive pricing pressure that persisted throughout the year. Amidst these pressures, the Company launched new items which had a 700 basis point higher sell-through than the prior year while leveraging branding and value engineering to deliver an average merchandise transaction value (“ATV”) nearly flat to the prior year fourth quarter in North America. During the fourth quarter of Fiscal 2024, the Company’s ATV decreased by 0.6% in the North America reportable segment and decreased by 10.4% in the International reportable segment. The International ATV decline primarily reflects the underperformance of the Ernest Jones banner, overall lower-price sales stemming from macroeconomic factors as noted above, as well as the impact from the previously announced divestiture of the prestige watch business. In addition, the Services category continued to outperform merchandise, increasing 5% compared to the prior fourth quarter.
The Company intends to continue to execute the initiatives under its Inspiring Brilliance strategy, which is focused on the achievement of sustainable industry-leading growth toward its previously announced mid-term goals of growing revenue to $9 to $10 billion, with an annual double digit non-GAAP operating margin (See Non-GAAP Measures section for further information). The Inspiring Brilliance strategy focuses on sustainable enhancements to the differentiation of Signet’s banners, including the expansion of its accessible luxury portfolio, its connected commerce and digital capabilities and its initiatives to accelerate services and optimize its real estate footprint. As described in the Purpose and Strategy section within Item 1 of this Annual Report on Form 10-K, through its Inspiring Brilliance strategy, the Company is focused on leveraging the core strengths that it has developed since the beginning of the transformation six years ago. Signet aims to be the innovation and market share leader of the jewelry category with opportunity for additional market share expansion and profitable growth as the Company leverages its flexible operating model and core strengths while investing to widen its competitive advantages.
Refer to the “Results of Operations” section below for further information on performance during the fourth quarter and full year Fiscal 2024.
Outlook
Jewelry industry revenues continued to soften in Fiscal 2024, driven by the impact of macroeconomic factors, headwinds in engagements and shifts in consumer discretionary spending. However, beginning in Fiscal 2025, the Company expects same store sales between -4.5% and +0.5% with sequential improvement throughout the year, led by the expected engagement recovery acceleration in Fiscal 2025, winning new customers through the Company’s marketing scale and personalization, growing product newness, enhancing in-store and online customer experiences and the continued expansion of our Service offerings. The Company also expects the integration issues at our digital banners to persist into Fiscal 2025, but anticipates these issues to be resolved in the second half of the year. While overall inflation has moderated, the Company anticipates that discretionary spending in categories such as jewelry will continue to be adversely impacted by high prices on necessities such as gas and groceries, and could further impact sales of the Company’s product assortments at all price points. Consumer spending may also be impacted by customers’ ability to obtain credit, and we expect elevated discounting among independent jewelers to continue.
Despite the current headwinds, the Company expects to continue strategic investments that differentiate Signet from its competitors, in particular investments in its banner value propositions, its services business, personalization of marketing, and its digital and data analytics capabilities. The Company believes that these strategic investments have positioned Signet to drive market share gains and continue building its competitive advantages. Furthermore, the Company will maintain its diligent and effective efforts to drive cost savings and leverage its flexible operating model, scale and fleet optimization. As part of its efforts to focus on growth, the Company substantially completed the divestiture of the Company’s UK prestige watch business during the fourth quarter of Fiscal 2024. The Company believes the divestiture of this non-strategic business will enable the UK to accelerate key elements of its transformation.

The sale of the remaining locations is expected to close in the first half of Fiscal 2025. In addition, the Company plans to right size the Ernest Jones banner in the UK, expecting to close up to 30 additional locations in Fiscal 2025, as well as further streamlining overhead in the UK support center and leveraging its digital presence to drive traffic. See Note 4 of Item 8 for additional information.
The Company continues to monitor the impacts of certain macroeconomic factors on its business, such as inflation and the Russia-Ukraine and Israel-Hamas conflicts. Signet operates quality control and technology centers in Israel, and to date, these operations have not been materially impacted by the geopolitical conflict in the Middle East. While the Company currently does not expect disruptions to its operations in Israel to have a material impact on the Company’s results of operations, the Company will continue to closely monitor this conflict and any impacts on its business, as well as its team members in Israel. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as further pricing and inflationary environment changes impacting the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or adverse shifts in consumer discretionary spending, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, or organized retail crime and its impact to mall traffic. See “Forward-Looking Statements” above as well as the “Risk Factors” section within Item 1A.
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
Exchange translation impact
Monthly average exchange rates are used to prepare the Company’s consolidated statements of operations. In Fiscal 2025, it is anticipated a five percent movement in the British pound to US dollar exchange rate would impact the Company’s income before income taxes by approximately $0.4 million, while a five percent movement in the Canadian dollar to US dollar exchange rate would impact the Company’s income before income taxes by approximately $1.6 million.
RESULTS OF OPERATIONS
Fiscal 2024 Overview
Similar to many other retailers, Signet follows the retail 4-4-5 reporting calendar, which included an extra week in the fourth quarter and fiscal year periods of Fiscal 2024 (the “14th week” and “53rd week”, respectively). The extra week added $103.2 million in sales in the fourth quarter and full year Fiscal 2024. Fiscal 2023 was a 52 week reporting period.
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
eCommerce sales include all sales with customers that originate online, including direct to customer, ship to store, and BOPIS. eCommerce sales are included in the calculation of same store sales for the period and the comparative figures from the 12-month anniversary of the launch of the relevant website. Brick and mortar same store sales are calculated by removing the eCommerce sales from the same store sales calculation described above. Comparisons at the divisional level are made in local currency and consolidated comparisons are made at constant exchange rates and exclude the effect of exchange rate movements by recalculating the prior period results as if they had been generated at the weighted average exchange rate for the current period. Same store sales exclude the 53rd week in the fiscal year in which it occurs.
Cost of sales and gross margin
Cost of sales is mostly composed of merchandise costs (net of discounts and allowances). Cost of sales also contains:
•Occupancy costs such as rent, repairs and maintenance, depreciation and real estate taxes.
•Store operating expenses such as utilities, store supplies and third-party merchant credit costs.
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
Signet primarily uses an average cost inventory methodology and, as jewelry inventory turns slowly, the impact of movements in the cost of diamonds and gold takes time to be fully reflected in the gross margin. Signet’s inventory turns faster in the fourth quarter than in the other three quarters, therefore, changes in the cost of merchandise is more impactful on the gross margin in that quarter. An increase in inventory turnover would accelerate the rate at which commodity costs impact gross margin.
Selling, general and administrative expenses (“SG&A”)
SG&A primarily includes store staff and store administrative costs as well as advertising and promotional costs. It also includes field support center expenses such as information technology, finance, eCommerce and other operating expenses (such as private label credit costs) not specifically categorized elsewhere in the consolidated statements of operations.
The primary drivers of staffing costs are the number of full-time equivalent team members and the level of compensation, payroll taxes, benefits and incentives. Management varies, on a store by store basis, the hours worked based on the expected level of selling activity, subject to minimum staffing levels required to operate the store. Non-store staffing levels are less variable. A significant element of compensation is performance-based and is primarily dependent on sales and operating profit.
The level of advertising expenditures can vary. The largest element of advertising expenditures has historically been national television advertising; however, Signet has continued to invest more on digital and social marketing in recent years as part of its transformational initiatives, in order to evolve its marketing allocations based on consumer habits, business needs, and maximize return on investment on its advertising investments.
Other operating income (expense), net
Other operating income (expense), net primarily consists of miscellaneous operating income and expense items such as litigation settlements, restructuring charges, gains or losses on sales of assets (including divestitures), foreign currency gains and losses, and gains and losses from undesignated derivative contracts. See Note 11 in Item 8 for further detail on the Company’s other operating income (expense), net.

Comparison of Fiscal 2024 to Prior Year

	Fiscal 2024		Fiscal 2023
(in millions, except per share amounts)	$	% of sales	$	% of sales
Sales	$7,171.1	100.0%	$7,842.1	100.0%
Cost of sales	(4,345.7)	(60.6)	(4,790.0)	(61.1)
Gross margin	2,825.4	39.4	3,052.1	38.9
Selling, general and administrative expenses	(2,197.7)	(30.6)	(2,214.6)	(28.2)
Asset impairments, net	(9.1)	(0.1)	(22.7)	(0.3)
Other operating income (expense), net	2.9	—	(209.9)	(2.7)
Operating income	621.5	8.7	604.9	7.7
Interest income (expense), net	18.7	0.3	(13.5)	(0.2)
Other non-operating expense, net	(0.4)	—	(140.2)	(1.8)
Income before income taxes	639.8	8.9	451.2	5.8
Income taxes	170.6	2.4	(74.5)	(1.0)
Net income	810.4	11.3	376.7	4.8
Dividends on redeemable convertible preferred shares	(34.5)	(0.5)	(34.5)	(0.4)
Net income attributable to common shareholders	$775.9	10.8%	$342.2	4.4%

Diluted earnings per share	$15.01	nm	$6.64	nm
nm    Not meaningful.
Fiscal year sales
Signet’s total sales decreased 8.6% to $7.17 billion compared to $7.84 billion in the prior year. Signet’s same store sales decreased 11.6%, compared to a decrease of 6.1% in the prior year. These declines were driven by the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. The total sales decrease was partially offset by the inclusion of the full year sales of Blue Nile, which was acquired in the third quarter of Fiscal 2023, and the impact of the 53rd week as noted above.
eCommerce sales year to date were $1.64 billion, up $41.0 million or 2.6% compared to $1.60 billion in the prior year. eCommerce sales accounted for 22.9% of year to date sales, up from 20.4% of total sales in the prior year. Brick and mortar same store sales decreased 11.3% from the prior period. The increase in eCommerce sales as of percentage of sales is primarily due to the addition of Blue Nile to Signet’s portfolio in Fiscal 2023.
The breakdown of the year to date sales performance by reportable segment is set out in the table below:

	Change from previous year
Fiscal 2024	Same store sales	Non-same store sales, net (1)	Impact of 53rd week on total sales	Total sales at constant exchange rate (2)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America reportable segment	(11.9)%	2.6%	1.3%	(8.0)%	—%	(8.0)%	$6,703.8
International reportable segment	(5.3)%	(6.3)%	1.3%	(10.3)%	1.9%	(8.4)%	$430.7
Other reportable segment (3)	nm	nm	nm	nm	nm	nm	$36.6
Signet	(11.6)%	1.7%	1.3%	(8.6)%	—%	(8.6)%	$7,171.1
(1)    Includes sales from acquired businesses which were not included in the results for the full comparable periods presented. Blue Nile is included in same store sales beginning in the third quarter of Fiscal 2024.
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
(3)    Includes sales from Signet’s diamond sourcing operation.
nm    Not meaningful.
ATV is an operating metric defined as net merchandise sales divided by the total number of customer transactions. The ATV is measured each period based on the reported sales for the corresponding period presented. Beginning in the second quarter of Fiscal 2024, the Company changed its presentation of ATV to be calculated based on total reported net merchandise sales, compared to a same store sales base used in prior periods, as this metric is more representative of the comparison of reported sales period over period. The prior period amounts presented below, and throughout this discussion and analysis, have been restated to be presented comparatively.

	Average Merchandise Transaction Value (1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fiscal 2024	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
North America reportable segment	$551	$538	2.4%	18.8%	(11.5)%	(15.4)%
International reportable segment (3)	£171	£172	(0.6)%	10.3%	(10.6)%	(3.9)%
(1)    Net merchandise sales within the North America reportable segment include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, extended service plans, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in reported sales.
(2)    Net merchandise sales within the International reportable segment include all merchandise product sales, including value added tax (“VAT”), net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in reported sales.
(3)    International reportable segment amounts are denominated in British pounds.
North America sales
The North America reportable segment’s total sales were $6.70 billion compared to $7.29 billion in the prior year, down 8.0%. This decrease was primarily driven by the decline in the core banners due to the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. This decrease was partially offset by the addition of Blue Nile to Signet’s North America portfolio and the impact of the 53rd week as noted above. Same store sales decreased 11.9% compared to a decrease of 7.0% in the prior year. North America’s ATV increased 2.4%, driven by Blue Nile, while the number of transactions decreased 11.5%.
International sales
The International reportable segment’s total sales decreased 8.4% to $430.7 million compared to $470.1 million in the prior year, primarily due to the underperformance of the Ernest Jones banner and the overall impact of heightened inflationary pressure on consumers’ discretionary spending. Total sales at constant exchange rates decreased 10.3%. The number of transactions decreased 10.6%, while ATV decreased 0.6% over prior year.
Fourth quarter sales
Signet’s total sales decreased 6.3% year over year to $2.5 billion in the fourth quarter, while total sales at constant exchange rates decreased 6.6%. Same store sales decreased 9.6%, compared to a decrease of 9.1% in the prior year quarter. These declines were driven by the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. As mentioned above, this overall decrease was partially offset by the impact of the 14th week in the fourth quarter of Fiscal 2024.
eCommerce sales in the fourth quarter of Fiscal 2024 were $593.4 million, down $56.6 million or 8.7% compared to $650.0 million in the prior year fourth quarter, resulting primarily from the decline in the bridal category, driven by operational issues at the digital banners that resulted in lower conversion rates. eCommerce sales accounted for 23.8% of fourth quarter sales, down from 24.4% of total sales in the prior year fourth quarter. Brick and mortar same store sales decreased 9.0% from the prior year fourth quarter.
The breakdown of the fourth quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
Fourth Quarter of Fiscal 2024	Same store sales	Non-same store sales, net	Impact of 14th week on total sales	Total sales at constant exchange rate (1)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America reportable segment	(10.0)%	—%	3.9%	(6.1)%	—%	(6.1)%	$2,350.4
International reportable segment	(1.0)%	(14.3)%	3.9%	(11.4)%	3.9%	(7.5)%	$141.7
Other reportable segment (2)	nm	nm	nm	nm	nm	nm	$5.5
Signet	(9.6)%	(0.9)%	3.9%	(6.6)%	0.3%	(6.3)%	$2,497.6
(1)    The Company provides the period-over-period change in total sales excluding the impact of foreign currency fluctuations, which is a non-GAAP measure, to provide transparency to performance and enhance investors’ understanding of underlying business trends. The effect from foreign currency, calculated on a constant currency basis, is determined by applying current year average exchange rates to prior year sales in local currency.
(2)    Includes sales from Signet’s diamond sourcing operation.
nm    Not meaningful.

	Average Merchandise Transaction Value (1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Fourth Quarter	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
North America reportable segment	$497	$500	(0.6)%	8.0%	(6.7)%	(10.0)%
International reportable segment (3)	£146	£163	(10.4)%	14.8%	(2.4)%	(20.3)%
(1)     Net merchandise sales within the North America reportable segment include all merchandise product sales, net of discounts and returns. In addition, excluded from net merchandise sales are sales tax in the US, repairs, extended service plans, insurance, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in reported sales.
(2)    Net merchandise sales within the International reportable segment include all merchandise product sales, including VAT, net of discounts and returns. In addition, excluded from net merchandise sales are repairs, warranty, employee and other miscellaneous sales. As a result, the sum of the changes will not agree to change in reported sales.
(3)    International reportable segment amounts are denominated in British pounds.
North America sales
The North America reportable segment’s total sales were $2.4 billion compared to $2.5 billion in the prior year quarter, or a decrease of 6.1%. This decrease was primarily driven by the decline in same store sales due to the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. Same store sales decreased 10.0% compared to a decrease of 9.3% in the prior year quarter, which is reflective of the factors discussed above and resulted from the number of transactions decreasing by 6.7% year over year. These declines were offset by the 14th week of sales in the fourth quarter noted above.
International sales
The International reportable segment’s total sales decreased 7.5% to $141.7 million compared to $153.2 million in the prior year quarter, due to the impact of heightened inflationary pressure on consumers’ discretionary spending and underperformance of the Ernest Jones banner, including the impact of the prestige watch divestiture in November 2023. This decrease was partially offset by a strengthening of the British Pound experienced during the quarter, offsetting 3.9% of this decline. Total sales at constant exchange rates decreased 11.4%. The number of transactions decreased 2.4%, while ATV decreased 10.4% year over year.
Gross margin
In Fiscal 2024, gross margin was $2.8 billion or 39.4% of sales compared to $3.1 billion or 38.9% of sales in Fiscal 2023. The slight increase in gross margin rate for Fiscal 2024 compared to Fiscal 2023 reflects higher merchandise margins, which is led by a higher mix of services and by the continued expansion from the Company’s merchandise strategy of branding and newness, as well as the favorable impacts of cost savings. This impact was partially offset by the deleveraging of fixed costs on the lower volume as described above, primarily in store occupancy costs.
In the fourth quarter of Fiscal 2024, gross margin was $1.08 billion or 43.3% of sales compared to $1.11 billion or 41.7% of sales in the prior year fourth quarter. The increase in gross margin rate for the fourth quarter of Fiscal 2024 compared to the fourth quarter of Fiscal 2023 reflects the continued growth of services and the strength of Company’s merchandise strategy of branding and newness driving overall higher merchandise margins.
Selling, general and administrative expenses
SG&A for Fiscal 2024 was $2.20 billion or 30.6% of sales compared to $2.21 billion or 28.2% of sales in Fiscal 2023. In the fourth quarter of Fiscal 2024 SG&A was $671.9 million or 26.9% of sales compared to $702.5 million or 26.3% of sales in the prior year fourth quarter. The increase in SG&A as a percentage of sales for both the Fiscal 2024 and fourth quarter comparative periods was primarily due to the deleveraging of fixed costs as a result of lower sales in the core banners, which were partially offset by overall cost savings initiatives.
Asset impairments, net
During Fiscal 2024, the Company recorded non-cash, pre-tax asset impairments related to the impairment of long-lived assets and intangible assets of $9.1 million. During the fourth quarter of Fiscal 2024, the Company recorded non-cash, pre-tax asset impairments of $3.4 million, primarily related to intangible assets.
During Fiscal 2023, the Company recorded non-cash, pre-tax asset impairments related to the impairment of long-lived assets of $22.7 million. During the fourth quarter of Fiscal 2023, the Company recorded non-cash, pre-tax asset impairments of $20.7 million, all of which related to long-lived assets and was driven by a partial impairment of the Company’s support center.
See Note 16 of Item 8 for additional information on the asset impairments.

Other operating income (expense), net
In Fiscal 2024, other operating income was $2.9 million compared to an expense of $209.9 million in Fiscal 2023. Fiscal 2024 was primarily driven by the net gain on divestitures of $12.3 million partially offset by restructuring charges of $7.5 million and foreign exchange losses. Fiscal 2023 was primarily driven by the litigation charges of $203.8 million.
In the fourth quarter of Fiscal 2024, other operating income was $10.3 million compared to an expense of $18.4 million in the fourth quarter of Fiscal 2023. The fourth quarter of Fiscal 2024 was primarily driven by the net gain on divestitures of $13.6 million partially offset by restructuring charges of $1.9 million. The fourth quarter of Fiscal 2023 was primarily driven by charges related to a litigation matter of $15.9 million.
See Notes 11 and 28 of Item 8 for additional information.
Operating income
In the year to date period of Fiscal 2024, operating income was $621.5 million or 8.7% of sales compared to $604.9 million or 7.7% of sales in Fiscal 2023. The increase in the current year was primarily due to the lapping of charges related to litigation and asset impairment charges in Fiscal 2023 of approximately $220 million, which were substantially offset by the impact of the sales volume decline in the current year.
In the fourth quarter, operating income was $416.3 million or 16.7% of sales compared to $369.5 million or 13.9% of sales in prior year fourth quarter. The increase in operating income was primarily the result of the support center asset impairment and litigation charges incurred in the fourth quarter of Fiscal 2023 of approximately $30 million, as well as the net gain on divestitures of $13.6 million in the current year fourth quarter noted above.
Signet’s operating income (loss) by reportable segment for the year to date period is as follows:

	Fiscal 2024		Fiscal 2023
(in millions)	$	% of sales	$	% of sales
North America reportable segment (1)	$677.0	10.1%	$673.2	9.2%
International reportable segment (2)	13.1	3.0%	(0.2)	—%
Other reportable segment	(8.2)	nm	2.4	nm
Corporate and unallocated expenses	(60.4)	nm	(70.5)	nm
Operating income	$621.5	8.7%	$604.9	7.7%
(1)        Fiscal 2024 includes: 1) $22.0 million of acquisition and integration-related expenses, primarily severance and retention, exit and disposal costs and system decommissioning costs incurred for the integration of Blue Nile; 2) $6.3 million of restructuring charges; 3) $9.0 million of net asset impairment charges primarily related to restructuring and integration; and 4) a $3.0 million credit to income related to the adjustment of a prior litigation accrual.
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
See Note 4, Note 16, Note 26, and Note 28 of Item 8 for additional information.
(2)    Fiscal 2024 includes a $12.3 million gain from the divestiture of the UK prestige watch business, net of transaction costs and $1.2 million of restructuring charges.
Fiscal 2023 includes net asset impairment charges of $2.7 million.
See Note 4, Note 16, and Note 26 of Item 8 for additional information.
nm    Not meaningful.

Signet’s operating income (loss) by reportable segment for the fourth quarter is as follows:

	Fourth Quarter Fiscal 2024		Fourth Quarter Fiscal 2023
(in millions)	$	% of sales	$	% of sales
North America reportable segment (1)	$396.0	16.8%	$372.9	14.9%
International reportable segment (2)	36.0	25.4%	14.7	9.6%
Other reportable segment	(3.4)	nm	(2.1)	nm
Corporate and unallocated expenses	(12.3)	nm	(16.0)	nm
Operating income	$416.3	16.7%	$369.5	13.9%
(1)    Fiscal 2024 includes: 1) $1.9 million of acquisition and integration-related expenses, primarily severance and retention, as well as exit and disposal costs costs incurred for the integration of Blue Nile; 2) $1.9 million of restructuring charges; and 3) $3.4 million of net asset impairment charges primarily related to restructuring and integration.
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
See Note 4, Note 16, Note 26, and Note 28 of Item 8 for additional information.
(2)    Fiscal 2024 includes a $13.6 million gain from the divestiture of the UK prestige watch business and a $0.2 million credit to restructuring charges.
Fiscal 2023 includes net asset impairment charges of $2.6 million.
See Note 4, Note 16 and Note 26 of Item 8 for additional information.
nm    Not meaningful.
Interest income (expense), net
In Fiscal 2024, net interest income was $18.7 million compared to net interest expense of $13.5 million in Fiscal 2023. In the fourth quarter, net interest income was $8.7 million compared to net interest expense $2.1 million in the prior year fourth quarter. The interest income recognized in both the full year and fourth quarter of Fiscal 2024 is the result of interest earned on excess cash balances and higher interest rates on these accounts compared to the prior year comparable periods.
Other non-operating expense, net
In Fiscal 2024, other non-operating expense was $0.4 million compared to other non-operating expense of $140.2 million in Fiscal 2023. In the fourth quarter of Fiscal 2024, other non-operating income was $2.0 million compared to other non-operating income of $0.6 million in the prior year fourth quarter. The other non-operating expenses in Fiscal 2023 primarily consisted of non-cash, pre-tax settlement charges of $133.7 million related to the partial buy-out of the Signet Group Pension Scheme. See Note 27 of Item 8 for additional information on the Company’s retirement plans.
Income taxes
Income tax benefit for Fiscal 2024 was $170.6 million, with an effective tax rate (“ETR”) of (26.7)%, compared to an income tax expense of $74.5 million, with an effective tax rate of 16.5% in Fiscal 2023. The ETR and tax benefit for Fiscal 2024 reflects the impact of a $263.3 million deferred tax asset recorded in the fourth quarter related to the enactment of the Corporate Income Tax Act of 2023 (“Act”) in Bermuda. The Act included an economic transition adjustment intended to be a fair and equitable transition into the new tax regime, and resulted in a deferred tax benefit for the Company. Other factors impacting the effective rate in Fiscal 2024 were the favorable impact of an uncertain tax position of $20.5 million settled in the fourth quarter, the foreign rate differences and benefits from global reinsurance and financing arrangements, and other discrete tax benefits recognized. The Fiscal 2024 discrete tax benefits relate to the reclassification of remaining taxes on the pension settlement out of AOCI of $4.1 million, the excess tax benefit for share-based compensation which vested during the year of $7.7 million and the $1.7 million reversal of valuation allowance related to capital losses in the UK. The ETR for Fiscal 2023 was lower than the US federal income tax rate primarily due to the favorable impacts from the Company’s global reinsurance and financing arrangements, partially offset by the unfavorable impact of an uncertain tax position related to a prior year of $20.5 million recorded in Fiscal 2023. Refer to Note 10 of Item 8 for additional information.

In the fourth quarter of Fiscal 2024, income tax benefit was $199.2 million, with an ETR of (46.7)%, compared to expense of $89.5 million, with an ETR of 24.4% in the fourth quarter of Fiscal 2023. The ETR and tax benefit for the fourth quarter of Fiscal 2024 were primarily driven by the $263.3 million deferred tax benefit resulting from the Bermuda economic transition adjustment discussed above and the favorable impact of an uncertain tax position of $20.5 million settled in the fourth quarter. The ETR for the fourth quarter of Fiscal 2023 was higher than the US federal income tax rate, primarily due to the unfavorable impact of an uncertain tax position related to a prior year of $20.5 million recorded in the fourth quarter of Fiscal 2023, partially offset by favorable impacts from the Company’s global reinsurance and financing arrangements.

NON-GAAP MEASURES
The discussion and analysis of Signet’s results of operations, financial condition and liquidity contained in this Annual Report on Form 10-K are based upon the consolidated financial statements of Signet which are prepared in accordance with GAAP and should be read in conjunction with Signet’s consolidated financial statements and the related notes included in Item 8. Signet provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. The Company believes that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating historical trends and current period performance and liquidity. For these reasons, internal management reporting also includes these non-GAAP measures.
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

(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Cash and cash equivalents	$1,378.7	$1,166.8	$1,418.3
Less: Current portion of long-term debt	(147.7)	—	—
Less: Long-term debt	—	(147.4)	(147.1)
Net cash	$1,231.0	$1,019.4	$1,271.2
2. Free cash flow and adjusted free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less purchases of property, plant and equipment. Management considers this metric to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Adjusted free cash flow, a non-GAAP measure, excludes the proceeds from the sale of in-house finance receivables. Free cash flow and adjusted free cash flow are indicators frequently used by management in evaluating its overall liquidity needs and determining appropriate capital allocation strategies. Free cash flow and adjusted free cash flow do not represent the residual cash flow available for discretionary purposes. See Note 12 of Item 8 for additional information regarding the sale of the in-house credit card receivable portfolio.

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net cash provided by operating activities	$546.9	$797.9	$1,257.3
Purchase of property, plant and equipment	(125.5)	(138.9)	(129.6)
Free cash flow	421.4	659.0	1,127.7
Proceeds from sale of in-house finance receivables	—	—	(81.3)
Adjusted free cash flow	$421.4	$659.0	$1,046.4
3. Non-GAAP operating income and non-GAAP operating margin
Non-GAAP operating income is a non-GAAP measure defined as operating income excluding the impact of certain items which management believes are not necessarily reflective of normal operational performance during a period. Management finds the information useful when analyzing operating results to appropriately evaluate the performance of the business without the impact of these certain items. Management believes the consideration of measures that exclude such items can assist in the comparison of operational performance in different periods which may or may not include such items. Management also utilizes non-GAAP operating margin, defined as non-GAAP operating income as a percentage of total sales, to further evaluate the effectiveness and efficiency of the Company’s flexible operating model.

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Operating income	$621.5	$604.9	$903.4
Litigation charges (1)	(3.0)	203.8	1.7
Acquisition and integration-related expenses (2)	22.0	25.8	8.6
Restructuring charges (3)	7.5	—	(3.3)
Asset impairments, net (3)	7.1	15.9	(0.9)
Gain on divestitures, net (4)	(12.3)	—	—
Gain on sale of in-house finance receivables	—	—	(1.4)
Non-GAAP operating income	$642.8	$850.4	$908.1

Operating margin	8.7%	7.7%	11.5%
Non-GAAP operating margin	9.0%	10.8%	11.6%
(1)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in the first quarter of Fiscal 2023. Refer to Note 28 of Item 8 for additional information.
(2)     Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs; Fiscal 2023 includes the impact of the fair value step-up for inventory acquired in the Diamonds Direct and Blue Nile acquisitions, as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred for the acquisition of Blue Nile; Fiscal 2022 included direct transaction-related costs for the acquisition of Rocksbox and Diamonds Direct and impact of the fair value step-up for inventory from Diamonds Direct.
(3)    Fiscal 2024 restructuring and asset impairment charges were incurred primarily as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions; Fiscal 2023 includes asset impairment charges related to the Company’s headquarters; Fiscal 2022 includes ROU asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021. Refer to Note 16 and Note 26 of Item 8 for additional information.
(4)    Includes gain on sale of the UK prestige watch business, net of transaction costs. Refer to Note 4 of Item 8 for additional information.
4. Non-GAAP diluted EPS
Non-GAAP diluted EPS is a non-GAAP measure defined as diluted EPS excluding the impact of certain items which management believes are not necessarily reflective of normal operational performance during a period. Management finds the information useful when analyzing financial results in order to appropriately evaluate the performance of the business without the impact of these certain items. In particular, management believes the consideration of measures that exclude such items can assist in the comparison of performance in different periods which may or may not include such items. The Company estimates the tax effect of all non-GAAP adjustments by applying a statutory tax rate to each item. The income tax items represent the discrete amount that affected the diluted EPS during the period.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Diluted EPS	$15.01	$6.64	$12.22
Litigation charges (1)	(0.06)	3.59	0.03
Pension settlement loss (2)	0.02	2.36	—
Acquisition and integration-related expenses (3)	0.41	0.46	0.13
Restructuring charges (4)	0.14	—	(0.05)
Asset impairments (4)	0.13	0.28	(0.01)
Gain on divestitures, net (5)	(0.22)	—	—
Gain on sale of in-house finance receivables	—	—	(0.02)
Tax impact of items above	(0.18)	(1.53)	(0.02)
Bermuda economic transition adjustment (6)	(4.88)	—	—
Non-GAAP diluted EPS	$10.37	$11.80	$12.28
(1)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in the first quarter of Fiscal 2023. Refer to Note 28 of Item 8 for additional information.
(2)     Includes pension wind-up charges in Fiscal 2024. Refer to Note 27 of Item 8 for additional information.
(3)    Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs; Fiscal 2023 includes the impact of the fair value step-up for inventory acquired in the Diamonds Direct and Blue Nile acquisitions, as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred for the acquisition of Blue Nile; Fiscal 2022 included direct transaction-related costs for the acquisition of Rocksbox and Diamonds Direct and impact of the fair value step-up for inventory from Diamonds Direct.
(4)    Fiscal 2024 restructuring and asset impairment charges were incurred primarily as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions; Fiscal 2023 includes asset impairment charges related to the Company’s headquarters; Fiscal 2022 includes ROU asset impairment gains, net recorded due to various impacts of COVID-19 to the Company’s business and related gains on terminations or modifications of leases, resulting from previously recorded impairments of the right of use assets in Fiscal 2021. Refer to Note 16 and Note 26 of Item 8 for additional information.
(5)    Includes gain on sale of the UK prestige watch business, net of transaction costs. Refer to Note 4 of Item 8 for additional information.
(6)    Fiscal 2024 relates to the impact of the deferred income tax benefit from the Bermuda economic transition adjustment. Refer to Note 10 of Item 8 for additional information.

5. Adjusted debt and adjusted net debt leverage ratios
The adjusted debt and adjusted net debt leverage ratios are non-GAAP measures calculated by dividing Signet’s adjusted debt or adjusted net debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheet, plus redeemable Series A Convertible Preference Shares (“Preferred Shares”), plus an adjustment for operating leases (5x annual rent expense). Adjusted net debt, a non-GAAP measure, is adjusted debt less the cash and cash equivalents on hand as of the balance sheet dates. Adjusted EBITDAR is a non-GAAP measure, defined as earnings before interest and income taxes, depreciation and amortization, share-based compensation expense, other non-operating expense, net and certain non-GAAP accounting adjustments (“Adjusted EBITDA”) and further excludes minimum fixed rent expense for properties occupied under operating leases. Adjusted EBITDA and Adjusted EBITDAR are considered important indicators of operating performance as they exclude the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs and certain accounting adjustments. Management believes these financial measures are helpful to investors and analysts to analyze trends in Signet’s business and evaluate Signet’s performance. The adjusted debt leverage ratio is a key priority of the Company’s capital allocation strategy used in measuring the Company’s optimized capital structure. The adjusted net debt leverage ratio is supplemental to the adjusted debt ratio as it is useful to both investors and management to consider cash on hand available to pay down or issue debt.

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Adjusted debt and adjusted net debt:
Current portion of long-term debt	$147.7	$—	$—
Long-term debt	—	147.4	147.1
Redeemable Series A Convertible Preference Shares	655.5	653.8	652.1
Adjustments:
5x rent expense	2,199.0	2,232.5	2,216.5
Adjusted debt	$3,002.2	$3,033.7	$3,015.7
Less: Cash and cash equivalents	1,378.7	1,166.8	1,418.3
Adjusted net debt	$1,623.5	$1,866.9	$1,597.4

Adjusted EBITDAR:
Net income	$810.4	$376.7	$769.9
Income taxes	(170.6)	74.5	114.5
Interest (income) expense, net	(18.7)	13.5	16.9
Depreciation and amortization on property, plant and equipment	160.0	162.2	162.4
Amortization of definite-lived intangibles	1.9	2.3	1.1
Amortization of unfavorable contracts	(1.8)	(1.8)	(3.3)
Share-based compensation	41.1	42.0	45.8
Other non-operating expense, net (1)	0.4	140.2	2.1
Other accounting adjustments (2)	21.3	245.5	4.7
Adjusted EBITDA	$844.0	$1,055.1	$1,114.1
Rent expense	439.8	446.5	443.3
Adjusted EBITDAR	$1,283.8	$1,501.6	$1,557.4

Adjusted leverage ratio	2.3x	2.0x	1.9x

Adjusted net leverage ratio	1.3x	1.2x	1.0x
(1)    Fiscal 2023 includes pension settlement charges of $133.7 million.
(2)    Fiscal 2024 includes: 1) $22.0 million of acquisition and integration-related expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs; 2) $7.5 million and $7.1 million of restructuring and asset impairment charges, respectively, incurred as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions; 3) $12.3 million related to the gain on sale of the UK prestige watch business; and 4) a $3.0 million credit to income related to the adjustment of a prior litigation accrual recognized in the first quarter of Fiscal 2023.
Fiscal 2023 includes: 1) $203.8 million related to litigation charges; 2) $25.8 million of acquisition and integration-related costs including the impact of the fair value step-up for inventory from Diamonds Direct and Blue Nile, as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred related to the acquisition of Blue Nile in Fiscal 2023; and 3) $15.9 million of asset impairments
Fiscal 2022 includes: 1) $0.9 million of net asset impairment gains related to long-lived assets; 2) $3.3 million credit to restructuring expense, primarily related to adjustments to previously recognized restructuring liabilities in connection with the Company’s transformation plan; 3) $1.7 million related to the settlement of previously disclosed shareholder litigation matters; 4) $8.6 million of charges related to professional fees for direct transaction-related costs incurred for the acquisitions of Rocksbox and Diamonds Direct in Fiscal 2022, as well as includes the impact of the fair value step up for inventory from Diamonds Direct; and 5) $1.4 million gain associated with the sale of customer in-house finance receivables.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL Revolving Facility”). As of February 3, 2024, the Company had $1.4 billion of cash and cash equivalents, $147.8 million of outstanding debt related to the 4.70% senior unsecured notes due in June 2024 (the “Senior Notes”) and no outstanding borrowings on the ABL Revolving Facility. The available borrowing capacity on the ABL Revolving Facility was $1.1 billion as of February 3, 2024.
The Company has a disciplined approach to capital allocation, utilizing the following capital priorities: 1) invest in its business to drive growth through both organic investments and acquisitions; 2) optimize its capital structure and maintain an adjusted leverage ratio (a non-GAAP measure as defined in the Non-GAAP Measures section above) of less than 2.75x; and 3) return cash to shareholders through share repurchases and dividends.

Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company has delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past few years laid the foundation for the Company’s accelerated growth, including prioritizing investments in digital technology and data analytics, enhancing the Company’s new and modernized eCommerce platform and optimizing a connected commerce shopping journey for its customers. In addition, cost reductions and structural improvements since the Company’s transformation began have generated annual cost savings of more than $800 million, which has fueled the investments described above. The Company’s cash discipline has led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well as through improvement in productivity and overall health of the Company’s inventory, utilizing a disciplined approach to drive continued reductions in sell down and clearance inventory.
As the Company continues to execute on its Inspiring Brilliance strategy, it intends to continue to focus on working capital efficiency, optimizing its real estate footprint, and prioritizing transformational productivity to drive further cost savings opportunities, all of which are expected to be used to fuel strategic investments, grow the business, and enhance liquidity. During Fiscal 2024, the Company invested $125.5 million for capital expenditures and $58.3 million related to investments in digital and cloud IT initiatives.
The Company has made various strategic acquisitions in line with its Inspiring Brilliance growth strategy over the past three years, investing nearly $900 million for the acquisitions of Diamonds Direct in Fiscal 2022, Blue Nile in Fiscal 2023 and SJR in Fiscal 2024. The acquisition of Diamonds Direct accelerated the Company’s growth in accessible luxury and bridal, and the Company is focused on doubling the pace of store openings, extending its reach into even more key markets. The addition of Blue Nile accelerated Signet's efforts to enhance its connected commerce capabilities and broaden its digital leadership across the jewelry category – all while further achieving meaningful operating synergies for the consumers and creating value for shareholders. The acquisition of certain assets of SJR in the second quarter of Fiscal 2024, as well as the transition of the former Blue Nile Seattle fulfillment center to a new enterprise-wide repair facility, is expected to expand the Company’s services capacity and capabilities.
In addition to the acquisitions, the Company divested the operations and certain assets related to the prestige watch business in the UK during the fourth quarter of Fiscal 2024 for approximately $54 million. The Company believes the divestiture of this non-strategic business will enable the UK to accelerate key elements of its transformation. The proceeds of the sale will be used for general corporate purposes. See Note 4 of Item 8 for further details.
Optimized capital structure
The Company has made significant progress over the past few years in line with its strategic priority to ensure a strong cash and overall liquidity position, including fully outsourcing credit, significantly reducing its outstanding debt, and eliminating the UK Pension Scheme. In addition, in Fiscal 2022, the Company renegotiated its $1.5 billion ABL Facility, as further described in Note 22 of Item 8, to extend the maturity until 2026 and allow overall greater financial flexibility to grow the business and provide an additional option to address the calendar year 2024 debt and Preferred Shares, if necessary. The Company maintained a 2.3x adjusted leverage ratio through the end of Fiscal 2024, well below the Company’s stated goal of less than 2.75x. As a result of the progress and the strength of the Company’s financial position, the Company is reducing its goal to be at or below 2.5x.
Returning cash to shareholders
The Company remains committed to its goal to return cash to shareholders. This includes our goal to be a dividend growth company. Beginning in the second quarter of Fiscal 2022, Signet elected to reinstate the dividend program on its common shares. The Company increased its common dividends from $0.18 per share in Fiscal 2022, to $0.20 per share in Fiscal 2023, to $0.23 per share in Fiscal 2024, and beginning in Fiscal 2025 increased it again to $0.29 per share. The Company also remains focused on share repurchases under its 2017 Share Repurchase Program (the “2017 Program”). During Fiscal 2022, Fiscal 2023 and Fiscal 2024 the Board authorized increases in the remaining amount of shares authorized for repurchase under the 2017 Program by $559 million, $500 million, and $263 million, respectively, bringing the total authorization to approximately $1.9 billion as of February 3, 2024. Since the reinstatement of share repurchases in Fiscal 2022, the Company has repurchased approximately 11.2 million shares for $827.2 million under the 2017 Program, including $139.3 million in Fiscal 2024. Subsequent to year-end, the Board approved a further increase to the multi-year authorization under the 2017 Program bringing the total remaining authorization to approximately $850 million (net of approximately $7.0 million of share repurchases made in the first quarter of Fiscal 2025 through March 19, 2024). See Note 7 of Item 8 for additional information related to share repurchases.
The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL Revolving Facility will be sufficient to meet its ongoing business requirements for at least the 12 months following the date of this report, including funding working capital needs, projected investments in the business (including capital expenditures), debt service and maturities, including Preferred Shares, and returns to shareholders through dividends and share repurchases.
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
Signet derives most of its operating cash flows through the sale of merchandise and extended service plans. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by third-party credit or debit card. As further discussed in Note 12 of Item 8, the Company has outsourced its entire credit card portfolio, and it receives cash from its outsourced financing partners (net of applicable fees) generally within two days of the customer sale. Offsetting these receipts, the Company’s largest operating expenses are the purchase of inventory, payroll and payroll-related benefits, store occupancy costs (including rent) and advertising.
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2024 and Fiscal 2023:

(in millions)	Fiscal 2024	Fiscal 2023
Net cash provided by operating activities	$546.9	$797.9
Net cash used in investing activities	(75.8)	(545.4)
Net cash used in financing activities	(259.7)	(490.0)
Increase (decrease) in cash and cash equivalents	211.4	(237.5)

Cash and cash equivalents at beginning of period	1,166.8	1,418.3
Increase (decrease) in cash and cash equivalents	211.4	(237.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	(14.0)
Cash and cash equivalents at end of period	$1,378.7	$1,166.8
Operating activities
Net cash provided by operating activities in Fiscal 2024 was $546.9 million compared to net cash provided by operating activities of $797.9 million in the prior year comparable period. This overall decrease in operating cash flows was driven by the payment of litigation settlements as noted below, offset by higher cash inflows for working capital compared to the prior period and lower net tax payments. The significant movements in operating cash flows are further described below:
•Net income was $810.4 million compared to net income of $376.7 million in the prior year period, an increase of $433.7 million. This increase was primarily related to the change in deferred taxes noted below; non-cash, pre-tax pension settlement charges of $133.7 million and pre-tax accrued litigation charges of $203.8 million during Fiscal 2023; partially offset by lower overall sales volume in Fiscal 2024. See Note 11 of Item 8 for additional information.
•The change in current income taxes was a use of $3.0 million in the current period compared to a source of $98.5 million in the prior year. The year over year change was primarily the result of net income tax payments of $13.0 million in the current year and lower forecasted taxable income, compared to net cash payments of $74.6 million in the prior year period. Deferred taxes were a use of $180.3 million in the current period compared to a use of $99.3 million in the prior year, primarily as a result of the deferred tax asset related to the Bermuda economic transition adjustment. Refer to Note 10 of Item 8 for additional information.
•Cash provided by inventory was $182.5 million compared to a use of $16.5 million in the prior year period. The inventory reduction in the current year was driven by the Company’s inventory management initiatives in the current year, compared to prior year which was driven by the replenishment of inventories to healthier in-stock levels.
•Cash used by accounts payable was $134.5 million compared to a use of $101.6 million in the prior year period. Accounts payable decreased in the current year primarily as a result of lower inventory purchases and payment timing.
•Cash used by accrued expenses and other liabilities was $251.1 million compared to a source of $120.0 million in the prior year period. This difference was driven by accrued litigation charges which were accrued in the prior year period and paid during the first quarter of Fiscal 2024. See Note 28 of Item 8 for additional information.
Investing activities
Net cash used in investing activities in Fiscal 2024 was $75.8 million compared to a use of $545.4 million in the prior period. Cash used in Fiscal 2024 was primarily related to capital expenditures of $125.5 million, partially offset by cash received of $53.8 million for the sale of the Company’s UK prestige watch business. Capital expenditures are primarily associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. In Fiscal 2023, net cash used in investing activities was primarily related to the acquisition of Blue Nile for $389.9 million and capital expenditures of $138.9 million. See Note 4 of Item 8 for more information on the acquisition and divestiture.
Stores opened and closed in Fiscal 2024:

Store count by segment	January 28, 2023	Opened (2)	Closed (2)(3)	February 3, 2024
North America segment (1)	2,475	23	(87)	2,411
International segment (1)	333	10	(56)	287
Signet	2,808	33	(143)	2,698
(1)    The net change in selling square footage for Fiscal 2024 for the North America and International segments was (1.4)% and (15.4)%, respectively.
(2)    Includes 13 store repositions in Fiscal 2024.
(3)    Includes 16 stores from the divestiture of the UK prestige watch business as described in Note 4 of Item 8.
Financing activities
Net cash used in financing activities in Fiscal 2024 was $259.7 million, consisting of the repurchase of $139.3 million of common shares, preferred and common share dividends paid of $72.8 million, and payments for taxes withheld related to the settlement of the Company’s share-based compensation awards of $47.6 million.
Net cash used in financing activities in Fiscal 2023 was $490.0 million, consisting of the repurchase of $376.1 million of common shares, preferred and common share dividends paid of $69.5 million, and payments for taxes withheld related to the settlement of the Company’s share-based compensation awards of $44.4 million.
Movement in cash and indebtedness
Cash and cash equivalents at February 3, 2024 were $1.4 billion compared to $1.2 billion as of January 28, 2023. The increase year over year was primarily driven by cash flow from operations partially offset by the payment of litigation charges and share repurchases, as described above. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 22 of Item 8, the Company entered into an agreement to amend the ABL Revolving Facility on July 28, 2021. The amendment extended the maturity of the ABL Revolving Facility to July 28, 2026 and allows the Company to increase the size of the ABL Revolving Facility by up to $600 million.
There were no borrowings under the ABL Revolving Facility during Fiscal 2024 or Fiscal 2023. The Company had stand-by letters of credit on the ABL Revolving Facility of $18.2 million as of February 3, 2024 that reduced remaining borrowing availability. Available borrowing capacity under the ABL Revolving Facility was $1.1 billion as of February 3, 2024.
At February 3, 2024 and January 28, 2023, Signet had $147.8 million and $147.7 million, respectively, of outstanding debt, consisting entirely of the Senior Notes. The Senior Notes are due in June 2024 and the redemption is expected to be funded with cash on hand.
Net cash was $1.2 billion as of February 3, 2024 compared to net cash of $1.0 billion as of January 28, 2023. Refer to the Non-GAAP Measures section above for the definition of net cash and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of February 3, 2024 and January 28, 2023, the Company was in compliance with all debt covenants.

Capital availability
Signet’s level of borrowings and cash balances fluctuates during the year reflecting the seasonality of its cash flow requirements and business performance. Management believes that cash balances and the committed borrowing facilities (including the ABL Facility described more fully in Note 22 of Item 8) currently available to the business are sufficient for both its present and near-term requirements. The following table provides a summary of these items as of February 3, 2024, January 28, 2023 and January 29, 2022:

(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Working capital (1)	$1,560.6	$1,259.0	$1,659.7
Capitalization:
Current portion of long-term debt	$147.7	$—	$—
Long-term debt	—	147.4	147.1
Redeemable Series A Convertible Preference Shares	655.5	653.8	652.1
Shareholders’ equity	2,166.5	1,578.6	1,564.0
Total capitalization	$2,969.7	$2,379.8	$2,363.2

Additional amounts available under credit agreements	$1,134.2	$1,406.6	$1,245.9
(1) Includes cash and cash equivalents and current portion of long-term debt
If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of February 3, 2024, the threshold related to the fixed coverage ratio was approximately $114 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
Credit ratings
The following table provides Signet’s credit ratings as of February 3, 2024:

Rating Agency	Corporate	Senior Notes
Standard & Poor’s	BB-	BB-
Moody’s	Ba3	B2
Fitch	BB	BB
OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
The Company held $530.3 million of consignment inventory at February 3, 2024 compared to $623.0 million at January 28, 2023, which is not recorded on the consolidated balance sheets. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that the Company can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory costs prior to sale.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting policies covering areas of greater complexity that are subject to the exercise of judgment due to the reliance on key estimates are listed below. A comprehensive listing of Signet’s significant accounting policies is set forth in Note 1 of the consolidated financial statements in Item 8.
Revenue recognition for extended service plans and lifetime warranty agreements (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in historical claims to assess whether changes are required to the revenue and cost recognition rates utilized. All direct costs associated with the sale of the ESP plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within SG&A in the consolidated statements of operations.

The North America reportable segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Customers generally pay for ESP at the store or online at the time of merchandise sale. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated patterns of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 13 years after the sale of the warranty contract. Although claims experience varies between the Company’s national banners, thereby resulting in different recognition rates, approximately 60% to 65% of revenue is recognized within the first two years on a weighted average basis. Management estimates that a 1% change in the recognition rates between years for ESP sales, based on the level of ESP plans sold in Fiscal 2024 and assuming no change in the life over which the Company is expected to fulfill its obligations under the warranty, would impact revenue recognized on current year ESA plan sales by approximately $5 million.
As noted above, the Company utilizes historical claims data to estimate the expected future patterns of claims cost and the related revenue recognition rates utilized. These claims patterns are subject to change based primarily on revisions to the Company’s ESP product offerings and changes in customer behavior over time. The Company refreshes its analysis of the claims pattern on at least an annual basis, or more often if circumstances dictate such a review is required (such as occurred as a result of the disruption from COVID-19). A significant change in either the overall claims pattern or the life over which the Company is expected to fulfill its obligation under the warranty could result in material change to revenues.
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
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually as of the end of the fourth reporting period, with the exception of newly acquired reporting units which are completed no later than twelve months after the date of acquisition. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value, the Company would evaluate the reporting unit or asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other indefinite-lived intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.
The impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows or market-based methodologies. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
Due to various impacts of the current market conditions on key inputs and assumptions, such as rising interest rates and the sustained inflationary pressure on consumers’ discretionary spending, the Company determined that quantitative impairment assessments were required for the Diamonds Direct and Digital Banners reporting units as well as the indefinite-lived intangible assets assigned to those reporting units as of the annual impairment testing date during the second quarter of Fiscal 2024. As part of the assessments, it was determined that an increase in the discount rates was required to reflect the rising interest rates due to current market conditions. This higher discount rate, in conjunction with revised cash flow projections associated with the impact of the decline in consumer trends relative to engagement related purchases expected in Fiscal 2024, resulted in lower than previously projected discounted future cash flows for the reporting units and indefinite-lived intangible assets which negatively affected the valuation compared to previous valuations.
Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required as the estimated fair value of the Digital Banners reporting unit as well as the James Allen trade name substantially exceeded their respective carrying values. Due to the recent acquisition of the Blue Nile trade name, the carrying value of $96 million approximated its estimated fair value as of the annual impairment testing date and no impairment was required. For the Diamonds Direct reporting unit, as well as its related trade name, the estimated fair values exceeded their carrying values by approximately 13% and 6%, respectively.
Due to a lower than expected sales during the fourth quarter of Fiscal 2024, combined with softening of sales expected in Fiscal 2025, the Company determined that an interim quantitative impairment assessment was required for the Blue Nile indefinite-lived intangible trade name asset as of the end of Fiscal 2024. As a result of this interim quantitative impairment assessment of the Blue Nile trade name, the carrying value of $96 million continues to approximate its estimated fair value and thus no impairment was required.
The Company noted that an increase in the discount rate and/or a further softening of sales and operating income trends for the Diamonds Direct reporting unit and related trade name as well as the Blue Nile trade name, could result in a decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges. For instance, an increase in the discount rate of 0.5%, assuming no other changes to assumptions, would result in an impairment charge of approximately $5 million on the Blue Nile trade name.
The Company will continue to monitor events or circumstances that could trigger the need for an interim impairment test in Fiscal 2025. The Company believes that the estimates and assumptions related to sales and operating income trends, discount rates, royalty rates and other assumptions are reasonable, but they are subject to change from period to period. Future economic conditions or operating performance, such as declines in sales or increases in discount rates, could differ from those projected by management in its most recent impairment tests for indefinite-lived intangible assets, including goodwill. This could impact our estimates of fair values and may result in future material impairment charges. See Note 18 of Item 8 for further details.
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
The uncertainty of the current macroeconomic environment on the Company’s business could continue to further negatively affect the operating performance and cash flows of the previously impaired stores or additional stores, including the impacts of inflation, continued changes in consumer behavior and shifts in discretionary spending, the inability to achieve or maintain cost savings initiatives included in the business plans, changes in real estate strategy or other macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store-level assets in future periods.
Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The Company has a valuation allowance of $18.3 million and $19.0 million, as of February 3, 2024 and January 28, 2023, respectively, due to uncertainties related to the Company’s ability to utilize certain of its deferred tax assets, primarily consisting of net operating losses and capital losses carried forward.
The annual effective tax rate is based on annual income, statutory tax rates and tax planning strategies available in the various jurisdictions in which the Company operates. The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company records a reserve for uncertain tax positions, including interest and penalties. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. See Note 10 of Item 8 for additional information regarding deferred tax assets and unrecognized tax benefits.
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

	Summarized Balance Sheets
(in millions)	February 3, 2024	January 28, 2023
Total current assets	$3,492.6	$3,225.3
Total non-current assets	1,959.2	2,056.3
Total current liabilities	2,493.4	2,555.5
Total non-current liabilities	3,033.6	3,192.3
Redeemable preferred shares	655.5	653.8
Total due from Non-Guarantors (1)	521.3	425.1
Total due to Non-Guarantors (1)	1,923.2	1,798.3
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
(in millions)	Fiscal 2024	Fiscal 2023
Sales	$6,048.8	$6,705.7
Gross margin	2,539.9	2,786.0
Income before income taxes (2)	991.5	546.0
Net income (2)	914.1	490.1
(2)    Includes net income from intercompany transactions with Non-Guarantors of $311.6 million for Fiscal 2024, and net income of $128.3 million for Fiscal 2023. Intercompany transactions primarily include intercompany dividends and interest.
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
As a portion of the International reportable segment’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet may enter into derivative transactions to hedge a significant portion of forecasted merchandise purchases using commodity forward purchase contracts, options, net zero premium collar arrangements, or some combination thereof. Additionally, the North America reportable segment enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with the Company’s Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from the Company’s counterparties.
Signet has significant amounts of cash and cash equivalents invested at several financial institutions. The amount invested at each financial institution takes into account the long-term credit rating and size of the financial institution. The interest rates earned on cash and cash equivalents will fluctuate in line with short-term interest rates.
MARKET RISK MANAGEMENT POLICY
The Finance Committee of the Board is responsible for monitoring market and liquidity risk within the Company’s treasury policies and guidelines framework, which are deemed to be appropriate by the Board for the management of market risk.
Signet’s exposure to market risk is managed by Signet’s senior management. Where deemed necessary to achieve the objective of reducing market risk volatility on Signet’s operating results, certain derivative instruments are entered into after review and approval by the Company’s Chief Financial Officer (“CFO”). Signet uses derivative financial instruments for risk management purposes only.
A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists entirely of forward foreign currency exchange contracts. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to foreign exchange rates is detailed in Note 20 of Item 8.
Foreign Currency Exchange Rate Risk
Approximately 91% of Signet’s total assets were held in entities whose functional currency is the US dollar at February 3, 2024 and the Company generated approximately 91% of its sales in US dollars in Fiscal 2024. Remaining assets and sales are primarily in British pounds and Canadian dollars.
In translating the results of the International reportable segment and the Canadian subsidiary of the North America reportable segment, Signet’s results are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Any depreciation in the value of the US dollar against the British pound or Canadian dollar could increase reported revenues and operating profit and any appreciation in the value of the US dollar against the British pound or Canadian dollar could decrease reported revenues and operating profit.
The International reportable segment buys certain products and materials on international markets that are priced in US dollars, and therefore has an exposure to exchange rates on the cost of goods sold. Signet uses certain derivative financial instruments to hedge a portion of this exposure within treasury guidelines and approved by the Signet CFO. In Fiscal 2024, approximately 32% of the International reportable segment’s goods purchased were transacted in US dollars (Fiscal 2023: 32%).
Signet holds a fluctuating amount of British pounds reflecting the cash generating characteristics of the International reportable segment. Signet’s objective is to minimize net foreign exchange exposure to the consolidated statements of operations on British pound denominated items through managing this level of cash, British pound denominated intercompany balances and US dollar to

British pound swaps. In order to manage the foreign exchange exposure and minimize the level of British pound cash held by Signet, the British pound denominated subsidiaries periodically pay dividends as needed to their immediate holding companies and excess British pounds are sold in exchange for US dollars.
Commodity Price Risk
Signet’s results are subject to fluctuations in the cost of diamonds, gold and certain other precious metals which are key raw material components of the products sold by Signet.
When deemed appropriate by management, it is Signet’s policy to minimize the impact of precious metal commodity price volatility on operating results through the use of commodity forward purchase contracts, or by entering into either purchase options or net zero premium collar arrangements, within treasury guidelines and approved by the Signet CFO. It is not possible to hedge against fluctuations in the cost of diamonds.
Interest Rate Risk
Signet’s interest income and expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding. As of February 3, 2024, a hypothetical 100 basis point increase in interest rates would result in no additional annual interest expense since all of the Company’s variable rate debt has been repaid.
Sensitivity Analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.
Fair value gains (losses) arising from:

(in millions)	Fair Value February 3, 2024	10% depreciation of $ against £	10% depreciation of $ against C$	Fair Value January 28, 2023
Foreign exchange contracts	$(0.2)	$0.7	$4.5	$(0.6)
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
The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against British pound and Canadian dollar from the levels applicable at February 3, 2024 with all other variables remaining constant. There were no foreign exchange contracts outstanding in other foreign currencies as of February 3, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Signet Jewelers Limited:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for the 53 week period ended February 3, 2024 and the 52 week periods ended January 28, 2023 and January 29, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for the 53 week period ended February 3, 2024 and the 52 week periods ended January 28, 2023 and January 29, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Revenue recognition related to extended service plans

As discussed in Note 3 to the consolidated financial statements, the Company recognized revenue related to the extended service plans (ESP) of $505.6 million, which included revenue related to lifetime ESP. Lifetime ESP revenue is recognized in proportion to when the expected costs will be incurred. To determine the amount of revenue to recognize, the Company estimates the deferral periods and patterns of future claims costs.

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
Cleveland, Ohio
March 20, 2024

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)	Fiscal 2024	Fiscal 2023	Fiscal 2022	Notes
Sales	$7,171.1	$7,842.1	$7,826.0	3
Cost of sales	(4,345.7)	(4,790.0)	(4,702.0)
Gross margin	2,825.4	3,052.1	3,124.0
Selling, general and administrative expenses	(2,197.7)	(2,214.6)	(2,230.9)
Asset impairments, net	(9.1)	(22.7)	(1.5)	16
Other operating income (expense), net	2.9	(209.9)	11.8	11
Operating income	621.5	604.9	903.4	5
Interest income (expense), net	18.7	(13.5)	(16.9)
Other non-operating expense, net	(0.4)	(140.2)	(2.1)	11
Income before income taxes	639.8	451.2	884.4
Income taxes	170.6	(74.5)	(114.5)	10
Net income	810.4	376.7	769.9
Dividends on redeemable convertible preferred shares	(34.5)	(34.5)	(34.5)	7
Net income attributable to common shareholders	$775.9	$342.2	$735.4

Earnings per common share:
Basic	$17.28	$7.34	$14.01	8
Diluted	$15.01	$6.64	$12.22	8
Weighted average common shares outstanding:
Basic	44.9	46.6	52.5	8
Diluted	54.0	56.7	63.0	8
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2024			Fiscal 2023			Fiscal 2022
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$810.4			$376.7			$769.9
Other comprehensive income (loss):
Foreign currency translation adjustments	$3.2	$—	$3.2	$(24.1)	$—	$(24.1)	$(5.4)	$—	$(5.4)
Available-for-sale securities:
Unrealized loss	—	—	—	(0.4)	—	(0.4)	(0.3)	—	(0.3)
Cash flow hedges:
Unrealized (loss) gain	(0.2)	0.1	(0.1)	1.8	(0.3)	1.5	0.6	—	0.6
Reclassification adjustment for (gains) losses to earnings	(0.5)	0.2	(0.3)	(1.7)	0.3	(1.4)	1.0	(0.3)	0.7
Pension plan:
Actuarial loss	—	—	—	(0.5)	0.1	(0.4)	(71.4)	13.5	(57.9)
Reclassification adjustment for amortization of actuarial losses to earnings	—	—	—	3.5	(0.7)	2.8	2.1	(0.3)	1.8
Reclassification adjustment for amortization of net prior service costs to earnings	—	—	—	0.3	—	0.3	0.1	—	0.1
Reclassification adjustment for pension settlement loss to earnings	0.2	(4.1)	(3.9)	133.7	(25.3)	108.4	—	—	—
Total other comprehensive income (loss)	$2.7	$(3.8)	$(1.1)	$112.6	$(25.9)	$86.7	$(73.3)	$12.9	$(60.4)
Total comprehensive income			$809.3			$463.4			$709.5
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amount)	February 3, 2024	January 28, 2023	Notes
Assets
Current assets:
Cash and cash equivalents	$1,378.7	$1,166.8	1
Accounts receivable	9.4	14.5	13
Other current assets	202.5	165.9
Income taxes	9.4	9.6
Inventories	1,936.6	2,150.3	14
Total current assets	3,536.6	3,507.1
Non-current assets:
Property, plant and equipment, net	497.7	586.5	15
Operating lease right-of-use assets	1,001.8	1,049.3	17
Goodwill	754.5	751.7	18
Intangible assets, net	402.8	407.4	18
Other assets	319.3	281.7
Deferred tax assets	300.5	36.7	10
Total assets	$6,813.2	$6,620.4
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Current portion of long-term debt	$147.7	$—	22
Accounts payable	735.1	879.0
Accrued expenses and other current liabilities	400.2	638.7	23
Deferred revenue	362.9	369.5	3
Operating lease liabilities	260.3	288.2	17
Income taxes	69.8	72.7
Total current liabilities	1,976.0	2,248.1
Non-current liabilities:
Long-term debt	—	147.4	22
Operating lease liabilities	835.7	894.7	17
Other liabilities	96.0	100.1	24
Deferred revenue	881.8	880.1	3
Deferred tax liabilities	201.7	117.6	10
Total liabilities	3,991.2	4,388.0
Commitments and contingencies			28
Redeemable Series A Convertible Preference Shares $0.01 par value: 500 shares authorized, 0.625 shares outstanding	655.5	653.8	6
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 44.2 shares outstanding (2023: 44.9 shares outstanding)	12.6	12.6	7
Additional paid-in capital	230.7	259.7
Other reserves	0.4	0.4
Treasury shares at cost: 25.8 shares (2023: 25.1 shares)	(1,646.9)	(1,574.7)	7
Retained earnings	3,835.0	3,144.8
Accumulated other comprehensive loss	(265.3)	(264.2)	9
Total shareholders’ equity	2,166.5	1,578.6
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,813.2	$6,620.4
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Operating activities
Net income	$810.4	$376.7	$769.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161.9	164.5	163.5
Amortization of unfavorable contracts	(1.8)	(1.8)	(3.3)
Share-based compensation	41.1	42.0	45.8
Deferred taxation	(180.3)	(99.3)	0.1
Asset impairments, net	9.1	22.7	1.5
Pension settlement loss	0.2	133.7	—
Gain on divestitures	(12.3)	—	—
Other non-cash movements	9.6	7.2	4.8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	5.1	5.5	12.4
Proceeds from sale of in-house finance receivables	—	—	81.3
Other assets and other receivables	(41.9)	10.6	(39.9)
Inventories	182.5	(16.5)	198.3
Accounts payable	(134.5)	(101.6)	35.7
Accrued expenses and other liabilities	(251.1)	120.0	(30.1)
Operating lease assets and liabilities	(39.7)	18.2	(64.1)
Deferred revenue	(7.0)	27.9	100.5
Income tax receivable and payable	(3.0)	98.5	(6.7)
Pension plan contributions	(1.4)	(10.4)	(12.4)
Net cash provided by operating activities	546.9	797.9	1,257.3
Investing activities
Purchase of property, plant and equipment	(125.5)	(138.9)	(129.6)
Acquisitions, net of cash acquired	(6.0)	(391.8)	(515.8)
Divestitures	53.8	—	—
Other investing activities, net	1.9	(14.7)	2.7
Net cash used in investing activities	(75.8)	(545.4)	(642.7)
Financing activities
Dividends paid on common shares	(39.9)	(36.6)	(19.0)
Dividends paid on redeemable convertible preferred shares	(32.9)	(32.9)	(24.6)
Repurchase of common shares	(139.3)	(376.1)	(311.8)
Payment of debt issuance costs	—	—	(3.9)
Other financing activities, net	(47.6)	(44.4)	(7.3)
Net cash used in financing activities	(259.7)	(490.0)	(366.6)
Cash and cash equivalents at beginning of period	1,166.8	1,418.3	1,172.5
Increase (decrease) in cash and cash equivalents	211.4	(237.5)	248.0
Effect of exchange rate changes on cash and cash equivalents	0.5	(14.0)	(2.2)
Cash and cash equivalents at end of period	$1,378.7	$1,166.8	$1,418.3
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 30, 2021	$12.6	$258.8	$0.4	$(980.2)	$2,189.2	$(290.5)	$1,190.3
Net income	—	—	—	—	769.9	—	769.9
Other comprehensive loss	—	—	—	—	—	(60.4)	(60.4)
Dividends on common shares	—	—	—	—	(28.0)	—	(28.0)
Dividends on redeemable convertible preferred shares	—	—	—	—	(34.5)	—	(34.5)
Repurchase of common shares	—	(50.0)	—	(261.8)	—	—	(311.8)
Net settlement of equity based awards	—	(23.4)	—	35.3	(19.2)	—	(7.3)
Share-based compensation expense	—	45.8	—	—	—	—	45.8
Balance at January 29, 2022	$12.6	$231.2	$0.4	$(1,206.7)	$2,877.4	$(350.9)	$1,564.0
Net income	—	—	—	—	376.7	—	376.7
Other comprehensive income	—	—	—	—	—	86.7	86.7
Dividends on common shares	—	—	—	—	(36.7)	—	(36.7)
Dividends on redeemable convertible preferred shares	—	—	—	—	(34.5)	—	(34.5)
Repurchase of common shares	—	50.0	—	(426.1)	—	—	(376.1)
Net settlement of equity based awards	—	(63.5)	—	58.1	(38.1)	—	(43.5)
Share-based compensation expense	—	42.0	—	—	—	—	42.0
Balance at January 28, 2023	$12.6	$259.7	$0.4	$(1,574.7)	$3,144.8	$(264.2)	$1,578.6
Net income	—	—	—	—	810.4	—	810.4
Other comprehensive loss	—	—	—	—	—	(1.1)	(1.1)
Dividends on common shares	—	—	—	—	(41.1)	—	(41.1)
Dividends on redeemable convertible preferred shares	—	—	—	—	(34.5)	—	(34.5)
Repurchase of common shares	—	—	—	(139.3)	—	—	(139.3)
Net settlement of equity based awards	—	(70.1)	—	67.1	(44.6)	—	(47.6)
Share-based compensation expense	—	41.1	—	—	—	—	41.1
Balance at February 3, 2024	$12.6	$230.7	$0.4	$(1,646.9)	$3,835.0	$(265.3)	$2,166.5
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and summary of significant accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America, International, and Other. The “Other” reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. See Note 5 for additional information regarding the Company’s reportable segments.
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales, as well as for a substantial portion of the annual operating profit.
The following accounting policies have been applied consistently in the preparation of the Company’s consolidated financial statements:
(a) Basis of preparation
The consolidated financial statements of the Company are prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) and include the results for the 53 week period ended February 3, 2024 (“Fiscal 2024”), as the Company’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 52 week period ended January 28, 2023 (“Fiscal 2023”) and the 52 week period ended January 29, 2022 (“Fiscal 2022”). Intercompany transactions and balances have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation. There are no material related party transactions.
(b) Use of estimates
The preparation of these consolidated financial statements, in conformity with US GAAP and the regulations of the US Securities and Exchange Commission (“SEC”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of inventories, deferred revenue, employee compensation, income taxes, contingencies, leases, asset impairments for goodwill, indefinite-lived intangible and long-lived assets and the depreciation and amortization of long-lived assets.
(c) Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International reportable segment and Canada as part of the North America reportable segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the consolidated balance sheet dates, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within other operating income (expense), net within the consolidated statements of operations.
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
See Note 3 for additional information regarding the Company’s revenue recognition policies.
(e) Cost of sales and selling, general and administrative expenses
Cost of sales includes merchandise costs, net of discounts and allowances; distribution and warehousing costs; and store operating and occupancy costs. Store operating and occupancy costs include utilities, rent, real estate taxes, maintenance and repair (including common area maintenance) and depreciation. Distribution and warehousing costs include freight, processing, inventory shrinkage and related compensation and benefits.
Selling, general and administrative expenses (“SG&A”) include store staff and store administrative costs; centralized administrative expenses, including information technology; third-party credit costs and credit loss expense; advertising and promotional costs and other operating expenses not specifically categorized elsewhere in the consolidated statements of operations.

Compensation and benefits costs included within cost of sales and SG&A totaled $1,428.0 million in Fiscal 2024 (Fiscal 2023: $1,430.3 million; Fiscal 2022: $1,447.7 million).
(f) Store opening costs
The opening costs of new locations are expensed as incurred and included within SG&A.
(g) Advertising and promotional costs
Advertising and promotional costs are expensed within SG&A. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogs and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $522.8 million in Fiscal 2024 (Fiscal 2023: $555.6 million; Fiscal 2022: $527.0 million).
(h) Income taxes
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
See Note 10 for additional information regarding the Company’s income taxes.
(i) Cash and cash equivalents
Cash and cash equivalents consist of cash on hand, money market deposits and amounts placed with external fund managers with an original maturity of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. In addition, receivables from third-party credit card issuers are typically converted to cash within five days of the original sales transaction and are considered cash equivalents.
The following table summarizes the details of the Company’s cash and cash equivalents:

(in millions)	February 3, 2024	January 28, 2023
Cash and cash equivalents held in money markets and other accounts	$1,314.1	$1,116.6
Cash equivalents from third-party credit card issuers	64.6	50.2
Total cash and cash equivalents	$1,378.7	$1,166.8
The Company’s supplemental cash flow information was as follows:

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Non-cash investing activities:
Capital expenditures in accounts payable	$13.4	$14.9	$6.2
Supplemental cash flow information:
Interest paid	15.9	11.7	14.8
Income tax paid, net (1)	13.0	74.6	120.7
(1)    Includes $42.6 million and $53.8 million refunded under the CARES Act in Fiscal 2024 and 2023, respectively. See Note 10 for further details.
(j) Inventories
Inventories are primarily held for resale and are valued at the lower of cost or net realizable value. Cost is determined using weighted-average cost, on a first-in first-out basis, except for certain loose diamond inventories (including those held in the Company’s diamond sourcing operations) where cost is determined using specific identification. Cost includes charges directly related to bringing inventory to its present location and condition. Such charges would include freight and duties, warehousing, security, distribution and certain buying costs. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory reserves are recorded for obsolete, slow moving or defective items and shrinkage. Inventory reserves for obsolete, slow moving or defective items are calculated as the difference between the cost of inventory and its estimated net realizable value based on targeted inventory turn rates, future demand, management strategy and market conditions. Due to inventories primarily consisting of precious stones and metals including gold, the age of inventories has a limited impact on the estimated net realizable value. Inventory reserves for shrinkage are estimated and recorded based on historical physical inventory results, expectations of inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations, whereas distribution centers are subject to either an annual physical inventory or a cycle count program.
See Note 14 for additional information regarding the Company’s inventories.
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
(l) Property, plant and equipment
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
Computer software purchased or developed for internal use is stated at cost less accumulated amortization. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees directly associated with development of internal use software. Amortization is recorded on a straight-line basis over periods from three to seven years.
Capitalized amounts for cloud computing arrangements accounted for as service contracts are included in other assets in the consolidated balance sheets. These costs primarily consist of payroll and payroll-related costs for employees directly associated with the implementation of cloud computing projects, consulting fees, and development fees. Amortization of these costs is recorded on a straight-line basis over the life of the service contract, ranging from two to four years. Amortization of these costs is recorded in cost of sales or SG&A, depending on the nature of the underlying software. In Fiscal 2024, the Company recorded $48.2 million of amortization related to capitalized cloud computing costs (Fiscal 2023: $32.5 million; Fiscal 2022: $14.8 million). The carrying amount of these assets was $170.7 million as of February 3, 2024 (January 28, 2023: $127.8 million).
See Note 15 for additional information regarding the Company’s property, plant and equipment, and Note 16 for the Company’s policy for long-lived asset impairment.
(m) Goodwill and intangibles
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
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually as of the end of the fourth reporting period, with the exception of newly acquired reporting units which are completed no later than twelve months after the date of acquisition. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value, the Company would evaluate the reporting unit or asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other indefinite-lived intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.

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
See Note 18 for additional information regarding the Company’s goodwill and intangibles.
(n) Derivatives and hedge accounting
The Company may enter into various types of derivative instruments to mitigate certain risk exposures related to changes in commodity costs and foreign exchange rates. Derivative instruments are recorded in the consolidated balance sheets at fair value, as either assets or liabilities, with an offset to net income or other comprehensive income (“OCI”), depending on whether the derivative qualifies as an effective hedge.
If a derivative instrument meets certain hedge criteria, the Company designates the derivative as a cash flow hedge within the fiscal quarter it is entered into. For effective cash flow hedge transactions, the changes in fair value of the derivative instruments are recognized in equity as a component of AOCI and are recognized in the consolidated statements of operations in the same period(s) and on the same financial statement line in which the hedged item affects net income. Gains and losses on derivatives that do not qualify for hedge accounting are recognized immediately in other operating income (expense), net.
In the normal course of business, the Company may terminate cash flow hedges prior to the occurrence of the underlying forecasted transaction. For cash flow hedges terminated prior to the occurrence of the underlying forecasted transaction, management monitors the probability of the associated forecasted cash flow transactions to assess whether any gain or loss recorded in AOCI should be immediately recognized in earnings. Cash flows from derivative contracts are included in net cash provided by operating activities.
See Note 20 for additional information regarding the Company’s derivatives and hedge activities.
(o) Employee benefits
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
The Company also operates a defined contribution plan in the UK, a defined contribution retirement savings plan in the US, and an executive deferred compensation plan in the US. Contributions made by the Company to these benefit arrangements are charged primarily to SG&A in the consolidated statements of operations as incurred.
See Note 27 for additional information regarding the Company’s employee benefits.
(p) Debt issuance costs
Borrowings primarily include interest-bearing bank loans. Direct debt issuance costs on borrowings are capitalized and amortized into interest expense over the contractual term of the related loan.
See Note 22 for additional information regarding the Company’s debt issuance costs.
(q) Share-based compensation
The Company measures share-based compensation cost for awards classified as equity at the grant date based on the estimated fair value of the award and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period of employees. Certain share awards under the Company’s plans include a condition whereby vesting is contingent on Company performance exceeding a given target, and therefore awards granted with this condition are considered to be performance-based awards.
The Company estimates the fair value of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) using the share price of the Company’s common stock reduced by a discount factor representing the present value of dividends that will not be received during the term of the awards. The Company estimates the fair value of time-based restricted shares (“RSAs”) and common stock awards at the share price of the Company’s common stock as of the grant award date. The Company estimates the fair value of stock options using a Black-Scholes model for awards granted under the Omnibus Plan and the binomial valuation model for awards granted under the Share Saving Plans. Deferred tax assets for awards that result in deductions on the income tax returns of subsidiaries are recorded by the Company based on the amount of compensation cost recognized and the subsidiaries’ statutory tax rate in the jurisdiction in which it will receive a deduction.
Share-based compensation is primarily recorded in SG&A in the consolidated statements of operations, consistent with the relevant salary cost.
See Note 25 for additional information regarding the Company’s share-based compensation plans.

(r) Contingent liabilities
Provisions for contingent liabilities are recorded for probable losses when management is able to reasonably estimate the loss or range of loss. When it is reasonably possible that a contingent liability may result in a loss or additional loss, the range of the potential loss is disclosed.
See Note 28 for additional information regarding the Company’s contingencies.
(s) Dividends
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
See Note 6 and Note 7 for additional information regarding the Company’s Preferred Shares and equity, respectively.
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
The Company entered into a supplier finance program during Fiscal 2024. Under this program, a financial intermediary acts as the Company’s paying agent with respect to accounts payable due to certain suppliers. The Company agrees to pay the financial intermediary the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. The supplier finance program enables Company suppliers to be paid by the financial intermediary earlier than the due date on the applicable invoice. The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. No guarantees or collateral are provided by the Company under the supplier finance program. As of February 3, 2024, the Company had $7.8 million of confirmed invoices outstanding under the supplier finance program. All activity related to the supplier finance program is included in accounts payable in the consolidated balance sheets and within operating activities in the consolidated statements of cash flows.
New accounting pronouncements issued but not yet adopted
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires the following disclosures on an annual and interim basis:
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
The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a retrospective basis. This ASU will have no impact on the Company’s financial condition or results of operations. The Company is evaluating the impact of this ASU on its segment reporting disclosures.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU modifies the annual disclosure requirements for income taxes in the following ways:

•The effective tax rate reconciliation must be disclosed using both percentages and dollars (currently only one is required). The reconciliation must contain several prescriptive categories, including disaggregating material impacts from foreign, state, and local taxes by jurisdiction. Qualitative information regarding material reconciling items is also required to be disclosed.
•The amount of income taxes paid must be disclosed and disaggregated by jurisdiction.
The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied on a prospective or retrospective basis. This ASU will have no impact on the Company’s financial condition or results of operations. The Company is evaluating the impact of this ASU on its income tax disclosures.

3. Revenue recognition
The following tables provide the Company’s total sales, disaggregated by banner, for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	Fiscal 2024
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,600.0	$—	$—	$2,600.0
Zales	1,266.9	—	—	1,266.9
Jared	1,189.6	—	—	1,189.6
Digital banners (1)	662.8	—	—	662.8
Diamonds Direct	408.1	—	—	408.1
Banter by Piercing Pagoda	347.1	—	—	347.1
Peoples	196.0	—	—	196.0
International segment banners	—	430.7	—	430.7
Other (4)	33.3	—	36.6	69.9
Total sales	$6,703.8	$430.7	$36.6	$7,171.1

	Fiscal 2023
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,804.2	$—	$—	$2,804.2
Zales	1,445.0	—	—	1,445.0
Jared	1,313.5	—	—	1,313.5
Digital banners (1)(2)	571.8	—	—	571.8
Diamonds Direct	467.1	—	—	467.1
Banter by Piercing Pagoda	417.9	—	—	417.9
Peoples	209.1	—	—	209.1
International segment banners	—	470.1	—	470.1
Other (4)	60.9	—	82.5	143.4
Total sales	$7,289.5	$470.1	$82.5	$7,842.1

	Fiscal 2022
(in millions)	North America	International	Other	Consolidated
Sales by banner:
Kay	$2,985.8	$—	$—	$2,985.8
Zales	1,624.8	—	—	1,624.8
Jared	1,326.3	—	—	1,326.3
Digital banners (1)	422.8	—	—	422.8
Diamonds Direct (3)	132.5	—	—	132.5
Banter by Piercing Pagoda	553.4	—	—	553.4
Peoples	206.2	—	—	206.2
International segment banners	—	492.4	—	492.4
Other (4)	13.0	—	68.8	81.8
Total sales	$7,264.8	$492.4	$68.8	$7,826.0
(1)    Includes sales from the Company’s digital banners James Allen and Blue Nile.
(2)    Includes Blue Nile sales since the date of acquisition on August 19, 2022. See Note 4 for further details.
(3)    Includes Diamonds Direct sales since the date of acquisition on November 17, 2021. See Note 4 for further details.
(4)    Other primarily includes sales from the Company’s diamond sourcing operation, loose diamonds and Rocksbox.

The following tables provide the Company’s total sales, disaggregated by major product, for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	Fiscal 2024
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,946.9	$186.2	$—	$3,133.1
Fashion	2,672.4	84.5	—	2,756.9
Watches	212.0	133.7	—	345.7
Services (1)	715.2	26.3	—	741.5
Other (2)	157.3	—	36.6	193.9
Total sales	$6,703.8	$430.7	$36.6	$7,171.1

	Fiscal 2023
(in millions)	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$3,281.2	$204.8	$—	$3,486.0
Fashion	2,957.6	86.2	—	3,043.8
Watches	232.6	152.9	—	385.5
Services (1)	680.4	26.2	—	706.6
Other (2)	137.7	—	82.5	220.2
Total sales	$7,289.5	$470.1	$82.5	$7,842.1

	Fiscal 2022
(in millions)	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$3,139.7	$222.8	$—	$3,362.5
Fashion	3,123.0	92.7	—	3,215.7
Watches	241.6	157.8	—	399.4
Services (1)	626.2	19.1	—	645.3
Other (2)	134.3	—	68.8	203.1
Total sales	$7,264.8	$492.4	$68.8	$7,826.0
(1)    Services primarily includes sales from service plans, repairs and subscriptions.
(2)    Other primarily includes sales from the Company’s diamond sourcing operation and other miscellaneous non-jewelry sales.
(3)    Certain amounts have been reclassified between the bridal, fashion, and other categories to conform to the Company’s current product categorizations.

The following tables provide the Company’s total sales, disaggregated by channel, for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	Fiscal 2024
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,125.1	$349.3	$—	$5,474.4
eCommerce	1,559.0	81.4	—	1,640.4
Other (1)	19.7	—	36.6	56.3
Total sales	$6,703.8	$430.7	$36.6	$7,171.1

	Fiscal 2023
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,728.5	$386.0	$—	$6,114.5
eCommerce	1,515.3	84.1	—	1,599.4
Other (1)	45.7	—	82.5	128.2
Total sales	$7,289.5	$470.1	$82.5	$7,842.1

	Fiscal 2022
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,867.9	$377.7	$—	$6,245.6
eCommerce	1,396.9	114.7	—	1,511.6
Other (1)	—	—	68.8	68.8
Total sales	$7,264.8	$492.4	$68.8	$7,826.0
(1)    Other primarily includes sales from the Company’s diamond sourcing operation and loose diamonds.
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
Extended service plans (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in historical claims to assess whether changes are required to the revenue and cost recognition rates utilized. The Company refreshes its analysis of the claims patterns on at least an annual basis, or more often if circumstances dictate such a review is required (such as occurred as a result of the disruption from COVID-19). A significant change in either the overall claims pattern or the life over which the Company is expected to fulfill its obligations under the warranty, could result in material change to revenues. These changes have not had a material impact on revenue during Fiscal 2024, Fiscal 2023 or Fiscal 2022.
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
The Company also sells warranty agreements in the capacity of an agent on behalf of a third-party. The commission that the Company receives from the third-party is recognized at the time of sale less an estimate of cancellations based on historical experience.
Deferred ESP selling costs
All direct costs associated with the sale of the ESP plans are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within SG&A in the consolidated statements of operations. Amortization of deferred ESP selling costs was $44.4 million, $43.7 million and $41.7 million in Fiscal 2024, and Fiscal 2023 and Fiscal 2022, respectively.
Unamortized deferred ESP selling costs as of February 3, 2024 and January 28, 2023 were as follows:

(in millions)	February 3, 2024	January 28, 2023
Other current assets	$28.2	$29.2
Other assets	83.0	85.4
Total deferred ESP selling costs	$111.2	$114.6
Deferred revenue
Deferred revenue as of February 3, 2024 and January 28, 2023 was follows:

(in millions)	February 3, 2024	January 28, 2023
ESP deferred revenue	$1,158.7	$1,159.5
Other deferred revenue (1)	86.0	90.1
Total deferred revenue	$1,244.7	$1,249.6

Disclosed as:
Current liabilities	$362.9	$369.5
Non-current liabilities	881.8	880.1
Total deferred revenue	$1,244.7	$1,249.6
(1)    Other deferred revenue primarily includes revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
ESP deferred revenue, beginning of period	$1,159.5	$1,116.5	$1,028.9
Plans sold (1)	504.8	522.9	528.9
Revenue recognized (2)	(505.6)	(479.9)	(441.3)
ESP deferred revenue, end of period	$1,158.7	$1,159.5	$1,116.5
(1)    Includes impact of foreign exchange translation.
(2)    During Fiscal 2024, Fiscal 2023 and Fiscal 2022 the Company recognized sales of $291.5 million, $269.3 million and $244.1 million, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP.

4. Acquisitions and divestitures
Rocksbox
On March 29, 2021, the Company acquired all of the outstanding shares of Rocksbox Inc. (“Rocksbox”), a jewelry rental subscription business, for cash consideration of $14.6 million, net of cash acquired. The acquisition was driven by Signet's Inspiring Brilliance strategy and its initiatives to accelerate growth in its services offerings. Net assets acquired primarily consist of goodwill and intangible assets (see Note 18 for details). In connection with closing the acquisition, the Company incurred approximately $1.4 million of acquisition-related costs for professional services during Fiscal 2022, which were recorded as SG&A in the consolidated statement of operations.
The results of Rocksbox subsequent to the acquisition date are reported as a component of the North America reportable segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.
Diamonds Direct
On November 17, 2021, the Company acquired all of the outstanding shares of Diamonds Direct USA, Inc. (“Diamonds Direct”) for cash consideration of $503.1 million, net of cash acquired of $14.2 million, and including the final additional payment of $1.9 million made in the first quarter of Fiscal 2023. Diamonds Direct is an off-mall, destination jeweler in the US, with a highly productive, efficient operating model with demonstrated growth and profitability which immediately contributed to Signet’s Inspiring Brilliance strategy to accelerate growth and expand the Company’s market in accessible luxury and bridal. Diamonds Direct’s strong value proposition, extensive bridal offering and customer-centric, high-touch shopping experience is a destination for young, luxury-oriented bridal shoppers.
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

In connection with the acquisition, the Company incurred $5.0 million of acquisition-related costs during Fiscal 2022, which were recorded as SG&A in the consolidated statement of operations.
The results of Diamonds Direct subsequent to the acquisition date are reported as a component of the North America reportable segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.
Blue Nile
On August 19, 2022, the Company acquired all of the outstanding shares of Blue Nile, Inc. (“Blue Nile”), subject to the terms of a stock purchase agreement entered into on August 5, 2022. The total cash consideration was $389.9 million, net of cash acquired of $16.6 million, including purchase price adjustments for working capital. In connection with the acquisition, the Company incurred $4.2 million of acquisition-related costs during Fiscal 2023, which were recorded as SG&A in the consolidated statement of operations.
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
The Company recorded acquired intangible assets of $96.0 million, consisting entirely of an indefinite-lived trade name. In addition, the Company acquired federal net operating loss and other carryforwards of approximately $90 million and $71 million, respectively. Such amounts are subject to certain limitations under Section 382 of the US Internal Revenue Code (“IRC”), and generally do not expire. Refer to Note 10 for further information on the Company’s deferred taxes, including these carryforwards.
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

Service Jewelry & Repair
On July 11, 2023, the Company acquired certain assets of Service Jewelry & Repair, Inc. (“SJR”). SJR is a leader in jewelry and watch repair to both consumers and businesses. The total cash consideration was $6.0 million. The SJR acquisition was driven by Signet's Inspiring Brilliance strategy and its initiatives to accelerate growth in its services offerings. Net assets acquired primarily consist of inventory and goodwill.
UK Prestige Watch Business
On October 18, 2023, the Company entered into an agreement to sell the operations and certain assets of the Company’s UK prestige watch business in the International reportable segment, including 21 retail locations. The sale of these locations was substantially completed in the fourth quarter of Fiscal 2024 for proceeds of $53.8 million and resulted in a pre-tax gain of $12.3 million recorded in other operating income (expense), net in the consolidated statement of operations. The sale of the remaining locations is expected to close in the first half of Fiscal 2025, and the remaining proceeds are not expected to be material.

The business did not meet the criteria to be classified as discontinued operations as the disposal does not represent a strategic shift that will have a major effect on the Company's operations. The related assets and liabilities expected to be disposed of have been presented as held for sale as of February 3, 2024, recorded within other current assets and other current liabilities in the consolidated balance sheet.
5. Segment information
Financial information for each of Signet’s reportable segments is presented in the tables below. Signet’s CODM utilizes segment sales and operating income, after the elimination of any inter-segment transactions, to determine resource allocations and performance assessment measures. Signet aggregates operating segments with similar economic and operating characteristics. Signet manages its business as three reportable segments: North America, International, and Other. Signet’s sales are derived from the retailing of jewelry, watches, other products and services as generated through the management of its reportable segments. The Company allocates certain support center costs between operating segments, and the remainder of the unallocated costs are included with the corporate and unallocated expenses presented.
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
The International reportable segment operates stores in the UK, Republic of Ireland and Channel Islands, as well as online. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally under the H.Samuel and Ernest Jones banners.
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Sales:
North America segment (1)	$6,703.8	$7,289.5	$7,264.8
International segment	430.7	470.1	492.4
Other segment	36.6	82.5	68.8
Total sales	$7,171.1	$7,842.1	$7,826.0

Operating income (loss):
North America segment (2)	$677.0	$673.2	$981.4
International segment (3)	13.1	(0.2)	14.4
Other segment	(8.2)	2.4	(0.2)
Corporate and unallocated expenses (4)	(60.4)	(70.5)	(92.2)
Total operating income	621.5	604.9	903.4
Interest income (expense), net	18.7	(13.5)	(16.9)
Other non-operating expense, net	(0.4)	(140.2)	(2.1)
Income before income taxes	$639.8	$451.2	$884.4

Depreciation and amortization:
North America segment	$151.1	$153.8	$149.2
International segment	10.4	10.3	14.0
Other segment	0.4	0.4	0.3
Total depreciation and amortization	$161.9	$164.5	$163.5

Capital additions:
North America segment	$108.2	$127.6	$112.6
International segment	17.0	10.9	16.6
Other segment	0.3	0.4	0.4
Total capital additions	$125.5	$138.9	$129.6
(1)    Includes sales of $196.0 million, $209.1 million and $206.2 million generated by Canadian operations in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
(2)    Fiscal 2024 includes: 1) $22.0 million of acquisition and integration-related expenses, primarily severance and retention, exit and disposal costs and system decommissioning costs incurred for the integration of Blue Nile; 2) $6.3 million of restructuring charges; 3) $9.0 million of net asset impairment charges primarily related to restructuring and integration; and 4) a $3.0 million credit to income related to the adjustment of a prior litigation accrual.
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
See Note 4, Note 12, Note 16, Note 26 and Note 28 for additional information.
(3)    Fiscal 2024 includes a $12.3 million gain from the divestiture of the UK prestige watch business, net of transaction costs and $1.2 million of restructuring charges.
Fiscal 2023 includes net asset impairment charges of $2.7 million.
Fiscal 2022 includes net asset impairment gains of $0.5 million.
See Note 4, Note 16 and Note 26 for additional information.
(4)    Fiscal 2022 includes: 1) a charge of $1.7 million related to the settlement of previously disclosed shareholder litigation matters; and 2) $2.3 million credit to restructuring expense primarily related to adjustments to previously recognized restructuring liabilities.
See Note 28 for additional information.

(in millions)	February 3, 2024	January 28, 2023
Total assets:
North America segment	$5,913.0	$5,901.5
International segment	437.4	405.9
Other segment	98.9	122.3
Corporate and unallocated	363.9	190.7
Total assets	$6,813.2	$6,620.4

Total long-lived assets (1):
North America segment	$1,616.1	$1,702.5
International segment	36.2	40.2
Other segment	2.7	2.9
Total long-lived assets	$1,655.0	$1,745.6
(1)    Includes property, plant and equipment, net; goodwill; and intangible assets, net.
6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 redeemable Series A Convertible Preference Shares (“Preferred Shares”) to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Preferred Shareholders”) for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. The Preferred Shares are classified as temporary equity within the consolidated balance sheets.
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Preferred Shares carrying value, and are accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date in November 2024. Accumulated accretion relating to these fees of $12.4 million was recorded in the consolidated balance sheet as of February 3, 2024 (January 28, 2023: $10.7 million).
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
Conversion features: Preferred Shares are convertible at the option of the Preferred Shareholders at any time into common shares at the then applicable conversion rate. The conversion rate is subject to certain anti-dilution and other adjustments, including stock split/reverse stock split transactions, regular dividends declared on common shares, share repurchases (excluding amounts through open market transactions or accelerated share repurchases) and issuances of common shares or other securities convertible into common shares. The initial issuance did not include a beneficial conversion feature as the conversion price used to set the conversion ratio at the time of issuance was greater than the Company’s common stock price.

At any time on or after October 5, 2018, all or a portion of outstanding Preferred Shares are convertible at the option of the Company if the closing price of common shares exceeds 175% of the then applicable conversion price for at least 20 consecutive trading days.
The following table presents certain conversion measures as of February 3, 2024 and January 28, 2023:

(in millions, except conversion rate and conversion price)	February 3, 2024	January 28, 2023
Conversion rate	12.5406	12.3939
Conversion price	$79.7410	$80.6849
Potential impact of Preferred Shares if-converted to common shares	8.2	8.1
Liquidation preference (1)	$665.1	$665.1
(1)    Includes the Stated Value of the Preferred Shares plus any declared but unpaid dividends.
Redemption rights: At any time after November 15, 2024, the Company will have the right to redeem any or all, and the Preferred Shareholders will have the right to require the Company to repurchase any or all, of the Preferred Shares for cash at a price equal to the Stated Value plus all accrued but unpaid dividends. Upon certain change of control or delisting events involving the Company, Preferred Shareholders can require the Company to repurchase, subject to certain exceptions, all or any portion of its Preferred Shares at (a) an amount in cash equal to 101% of the Stated Value plus all accrued but unpaid dividends or (b) the consideration the Preferred Shareholders would have received if they had converted their Preferred Shares into common shares immediately prior to the change of control event.
Voting rights: Preferred Shareholders are entitled to vote with the holders of common shares on an as-converted basis. Preferred Shareholders are entitled to a separate class vote with respect to certain designee(s) for election to the Company’s Board, amendments to the Company’s organizational documents that have an adverse effect on the Preferred Shareholders and issuances by the Company of securities that are senior to, or equal in priority with, the Preferred Shares.
Registration rights: Preferred Shareholders have certain customary registration rights with respect to the Preferred Shares and the common shares into which they are convertible, pursuant to the terms of a registration rights agreement.
7. Common shares, treasury shares and dividends
Common shares
Signet’s common shares have a par value of 18 cents. There have been no issuances of common shares in Fiscal 2024, Fiscal 2023, or Fiscal 2022.
Treasury shares
Signet may from time to time repurchase common shares under various share repurchase programs authorized by Signet’s Board. Repurchases may be made in the open market, through block trades, through accelerated share repurchase agreements or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The repurchase programs are funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares are held as treasury shares and used by Signet primarily for issuance of share-based awards (refer to Note 25), or for general corporate purposes.
Treasury shares represent the cost of shares that the Company purchased in the market under the applicable authorized repurchase program, shares forfeited under the Omnibus Incentive Plan and those previously held by the Employee Stock Ownership Trust (“ESOT”) to satisfy options under the Company’s share option plans.
On August 23, 2021, the Board authorized a reinstatement of repurchases under the 2017 Share Repurchase Program (the “2017 Program”). During Fiscal 2022, Fiscal 2023 and Fiscal 2024, the Board authorized increases in the remaining amount of shares authorized for repurchase under the 2017 Program by $559 million, $500 million, and $263 million, respectively, bringing the total authorization to approximately $1.9 billion as of February 3, 2024. Since the inception of the 2017 Program, the Company has repurchased approximately $1.2 billion of shares, with an additional $661.0 million of shares remaining authorized for repurchase as of February 3, 2024. Subsequent to year-end, the Board approved a further increase to the multi-year authorization under the 2017 Program bringing the total remaining authorization to approximately $850 million (net of approximately $7.0 million of share repurchases made in the first quarter of Fiscal 2025 through March 19, 2024).
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
The share repurchase activity during Fiscal 2024, Fiscal 2023 and Fiscal 2022 was as follows:

	Fiscal 2024			Fiscal 2023			Fiscal 2022
(in millions, expect per share amounts)	Shares repurchased	Amount repurchased (2)	Average repurchase price per share (2)	Shares repurchased	Amount repurchased (1)(2)	Average repurchase price per share (2)	Shares repurchased	Amount repurchased	Average repurchase price per share (2)
2017 Program	1.9	$139.3	$73.06	6.1	$426.1	$70.06	3.2	$261.8	$81.16
(1)    The amounts repurchased in Fiscal 2023 includes $50 million related to the forward purchase contract in the ASR which was pre-paid in Fiscal 2022.
(2)    Includes amounts paid for commissions.
Shares were reissued in the amounts of 0.7 million, 5.0 million and 2.5 million, net of taxes and forfeitures, in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively, to satisfy awards outstanding under existing share-based compensation plans. During Fiscal 2024, Fiscal 2023 and Fiscal 2022, there were no retirements of common shares previously held as treasury shares in the consolidated balance sheets.
Dividends on common shares
The Board elected to reinstate the dividend program on common shares beginning in the second quarter of Fiscal 2022, following a temporary suspension of the dividend program during the COVID-19 pandemic. Dividends declared on the common shares during Fiscal 2024, Fiscal 2023 and Fiscal 2022 were as follows:

	Fiscal 2024		Fiscal 2023		Fiscal 2022
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.23	$10.4	$0.20	$9.3	$—	$—
Second quarter	0.23	10.3	0.20	9.2	0.18	9.5
Third quarter	0.23	10.2	0.20	9.2	0.18	9.5
Fourth quarter (1)	0.23	10.2	0.20	9.0	0.18	9.0
Total	$0.92	$41.1	$0.80	$36.7	$0.54	$28.0
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of February 3, 2024 and January 28, 2023, there was $10.2 million and $9.0 million recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2024 and Fiscal 2023, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during Fiscal 2024, Fiscal 2023 and Fiscal 2022 were as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
(in millions)	Total dividends	Total dividends	Total dividends
First quarter	$8.2	$8.2	$8.2
Second quarter	8.2	8.2	8.2
Third quarter	8.2	8.2	8.3
Fourth quarter (1)	8.3	8.2	8.2
Total	$32.9	$32.8	$32.9
(1)    Signet’s dividend policy results in the Preferred Share dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 3, 2024 and January 28, 2023, $8.3 million and $8.2 million, respectively, has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the dividends on Preferred Shares declared for the fourth quarter of Fiscal 2024 and Fiscal 2023.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net income attributable to common shareholders during Fiscal 2024, Fiscal 2023, and Fiscal 2022. In addition, deemed dividends of $1.7 million related to accretion of issuance costs associated with the Preferred Shares were recognized in Fiscal 2024, Fiscal 2023 and Fiscal 2022.

8. Earnings per common share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Numerator:
Net income attributable to common shareholders	$775.9	$342.2	$735.4
Denominator:
Weighted average common shares outstanding	44.9	46.6	52.5
EPS – basic	$17.28	$7.34	$14.01
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including RSAs, RSUs, PSUs, and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of PSUs represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period and is based on the actual achievement of performance metrics through the end of the current period. The dilutive effect of the Preferred Shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and Preferred Shares is determined using the treasury stock and if-converted methods, respectively. Under the if-converted method, the Preferred Shares are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which the Preferred Shares are dilutive, cumulative dividends and accretion for issuance costs associated with the Preferred Shares are added back to net income attributable to common shareholders. See Note 6 for additional discussion of the Company’s Preferred Shares.
The computation of diluted EPS is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Numerator:
Net income attributable to common shareholders	$775.9	$342.2	$735.4
Add: Dividends on Preferred Shares	34.5	34.5	34.5
Numerator for diluted EPS	$810.4	$376.7	$769.9

Denominator:
Basic weighted average common shares outstanding	44.9	46.6	52.5
Plus: Dilutive effect of share awards (1)	0.9	2.0	2.5
Plus: Dilutive effect of Preferred Shares	8.2	8.1	8.0
Diluted weighted average common shares outstanding	54.0	56.7	63.0

EPS – diluted	$15.01	$6.64	$12.22
(1)    For Fiscal 2024, Fiscal 2023 and Fiscal 2022, the estimated dilutive effect of share awards includes 0.4 million, 0.9 million and 2.0 million of contingently issuable PSUs, respectively.
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive.

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Potential impact of accelerated share repurchase	—	—	0.6
Total antidilutive shares	—	—	0.6

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gain (losses) on available-for-sale securities	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive income (loss)
Balance at January 30, 2021	$(238.9)	$0.5	$(0.9)	$(47.2)	$(4.0)	$(290.5)
OCI before reclassifications	(5.4)	(0.3)	0.6	(57.9)	—	(63.0)
Amounts reclassified from AOCI to earnings	—	—	0.7	1.8	0.1	2.6
Net current period OCI	(5.4)	(0.3)	1.3	(56.1)	0.1	(60.4)
Balance at January 29, 2022	$(244.3)	$0.2	$0.4	$(103.3)	$(3.9)	$(350.9)
OCI before reclassifications	(24.1)	(0.4)	1.5	(0.4)	—	(23.4)
Amounts reclassified from AOCI to earnings	—	—	(1.4)	107.6	3.9	110.1
Net current period OCI	(24.1)	(0.4)	0.1	107.2	3.9	86.7
Balance at January 28, 2023	$(268.4)	$(0.2)	$0.5	$3.9	$—	$(264.2)
OCI before reclassifications	3.2	—	(0.1)	—	—	3.1
Amounts reclassified from AOCI to earnings	—	—	(0.3)	(3.9)	—	(4.2)
Net current period OCI	3.2	—	(0.4)	(3.9)	—	(1.1)
Balance at February 3, 2024	$(265.2)	$(0.2)	$0.1	$—	$—	$(265.3)
The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022	Statements of operations caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.5)	$(1.7)	$0.6	Cost of sales (1)
Commodity contracts	—	—	0.4	Cost of sales (1)
Total before income tax	(0.5)	(1.7)	1.0
Income taxes	0.2	0.3	(0.3)
Net of tax	(0.3)	(1.4)	0.7

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	—	3.5	2.1	Other non-operating expense, net (2)
Amortization of unrecognized net prior service costs	—	0.3	0.1	Other non-operating expense, net (2)
Pension settlement loss	0.2	133.7	—	Other non-operating expense, net (2)
Total before income tax	0.2	137.5	2.2
Income taxes	(4.1)	(26.0)	(0.3)
Net of tax	(3.9)	111.5	1.9

Total reclassifications, net of tax	$(4.2)	$110.1	$2.6
(1)    See Note 20 for additional information.
(2)    See Note 27 for additional information.

10. Income taxes
Signet and its Bermuda domiciled subsidiaries were not subject to income tax in Bermuda in Fiscal 2024 and prior. On December 27, 2023, Bermuda enacted a 15% corporate income tax that will generally become effective for the Company in Fiscal 2026. The legislation includes a provision referred to as the economic transition adjustment (“ETA”) which is intended to provide a fair and equitable transition into the tax regime. The ETA allows companies to establish tax basis in the assets and liabilities at fair value as of September 30, 2023, excluding goodwill, of any entity subject to the tax. As a result of this provision, the Company has recorded a $263.3 million deferred tax asset in the fourth quarter of Fiscal 2024 related to the tax basis of certain intangible assets, which it expects to utilize to reduce future cash taxes paid in Bermuda over approximately a 10-year period.
Signet has global subsidiaries that are subject to tax in the jurisdictions in which they operate. The primary jurisdictions in which the Company’s subsidiaries are currently subject to tax are the United States, Canada, the United Kingdom, and Ireland.

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Income before income taxes:
– US	$320.5	$281.2	$665.9
– Foreign	319.3	170.0	218.5
Total income before income taxes	$639.8	$451.2	$884.4

Current taxation:
– US	$(14.8)	$157.1	$108.1
– Foreign	24.5	16.7	7.6
Deferred taxation:
– US	82.0	(70.4)	8.4
– Foreign	(262.3)	(28.9)	(9.6)
Total income tax expense (benefit)	$(170.6)	$74.5	$114.5
As the statutory rate of corporation tax in Bermuda is 0%, the differences between the US federal income tax rate and the effective tax rates for Signet have been presented below:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
US federal income tax rates	21.0%	21.0%	21.0%
US state income taxes	2.7%	2.9%	3.3%
Differences between US federal and foreign statutory income tax rates	0.4%	0.8%	(0.1)%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	(0.4)%	(1.4)%	—%
Impact of global reinsurance arrangements	(5.8)%	(8.7)%	(2.2)%
Impact of global financing arrangements	(1.5)%	(2.2)%	(0.6)%
Bermuda economic transition adjustment	(41.1)%	—%	—%
CARES Act	—%	—%	(1.4)%
Valuation allowance	(0.3)%	—%	(6.5)%
Other items	(1.7)%	4.1%	(0.6)%
Effective tax rate	(26.7)%	16.5%	12.9%
In Fiscal 2024, the Company’s effective tax rate was lower than the US federal income tax rate primarily as a result of the favorable impact of the benefit of $263.3 million from the Bermuda ETA described above, as well as an uncertain tax position of $20.5 million which was settled in Fiscal 2024, the favorable impact of foreign rate differences, benefits from global reinsurance and financing arrangements, and discrete tax benefits of $13.5 million recognized in Fiscal 2024. Discrete tax benefits relate to the reclassification of remaining taxes on the pension settlement out of AOCI, the excess tax benefit for share-based compensation which vested during the year, and a reversal of a valuation allowance related to capital losses in the UK.
In Fiscal 2023, the Company’s effective tax rate was lower than the US federal income tax rate primarily as a result of the favorable impacts from the Company’s global reinsurance and financing arrangements, partially offset by the unfavorable impact of an uncertain tax position related to a prior year of $20.5 million recorded in Fiscal 2023.

Deferred taxes
Deferred tax assets (liabilities) consisted of the following:

	February 3, 2024			January 28, 2023
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(99.6)	$(99.6)	$—	$(100.6)	$(100.6)
US property, plant and equipment	—	(37.2)	(37.2)	—	(70.0)	(70.0)
Foreign property, plant and equipment	—	(1.4)	(1.4)	0.7	—	0.7
Inventory valuation	—	(243.7)	(243.7)	—	(208.1)	(208.1)
Revenue deferral	69.0	—	69.0	79.3	—	79.3
Lease assets	—	(225.6)	(225.6)	—	(230.3)	(230.3)
Lease liabilities	249.0	—	249.0	262.2	—	262.2
Deferred compensation	9.1	—	9.1	8.0	—	8.0
Retirement benefit obligations	—	—	—	—	(0.2)	(0.2)
Share-based compensation	11.0	—	11.0	8.6	—	8.6
Other temporary differences	33.4	—	33.4	95.6	—	95.6
Bermuda economic transition adjustment	263.3	—	263.3	—	—	—
163(j) interest carryforward	12.3	—	12.3	13.8	—	13.8
Net operating losses	66.0	—	66.0	65.9	—	65.9
Value of capital losses	11.5	—	11.5	13.2	—	13.2
Total gross deferred tax assets (liabilities)	$724.6	$(607.5)	$117.1	$547.3	$(609.2)	$(61.9)
Valuation allowance	(18.3)	—	(18.3)	(19.0)	—	(19.0)
Deferred tax assets (liabilities)	$706.3	$(607.5)	$98.8	$528.3	$(609.2)	$(80.9)

Disclosed as:
Non-current assets			$300.5			$36.7
Non-current liabilities			(201.7)			(117.6)
Deferred tax assets (liabilities)			$98.8			$(80.9)
The following table is a rollforward of the Company’s deferred tax asset valuation allowance:

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Beginning balance	$19.0	$27.9	$83.9
Charged (credited) to income tax expense	(2.0)	—	(43.8)
Increases from acquisitions	1.4	1.9	—
Lapsed due to expiration of benefit	(0.3)	(9.7)	(11.9)
Foreign currency translation	0.2	(1.1)	(0.3)
Ending balance	$18.3	$19.0	$27.9
As of February 3, 2024, Signet had deferred tax assets associated with US Federal and state net operating loss carry forwards of $36.3 million, of which $25.1 million are subject to ownership change limitations rules under Section 382 of the IRC and various US state regulations. Federal net operating losses can be carried forward indefinitely and state net operating losses expire between 2023 and 2040. Signet had deferred tax assets associated with foreign net operating loss carryforwards of $29.7 million as of February 3, 2024, most of which can be carried forward indefinitely. As of February 3, 2024, Signet had foreign capital loss carryforward deferred tax assets of $11.5 million (Fiscal 2023: $13.2 million), which can be carried forward over an indefinite period, which are only available to offset future capital gains.
The decrease in the total valuation allowance in Fiscal 2024 was $0.7 million. The valuation allowance as of February 3, 2024 primarily relates to certain state deferred tax assets and foreign capital loss carry forwards that, in the judgment of management, are not more likely than not to be realized.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of February 3, 2024 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.

Uncertain tax positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for US federal, US state and non-US tax jurisdictions:

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Unrecognized tax benefits, beginning of period	$85.9	$24.9	$25.4
Increases related to current year tax positions	1.5	1.6	2.0
Increases from acquisitions	—	2.3	—
Increases related to prior year tax positions	—	59.6	0.4
Settlements with tax authorities	(59.6)	—	—
Lapse of statute of limitations	(1.8)	(2.4)	(2.9)
Foreign currency translation	—	(0.1)	—
Unrecognized tax benefits, end of period	$26.0	$85.9	$24.9
As of February 3, 2024, Signet had approximately $26.0 million of unrecognized tax benefits in respect to uncertain tax positions. The unrecognized tax benefits relate primarily to intercompany deductions, including financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense (benefit) in the consolidated statements of operations. As of February 3, 2024, Signet had accrued interest of $12.0 million and $0.5 million of accrued penalties. If all of these unrecognized tax benefits were settled in Signet’s favor, the effective income tax rate would be favorably impacted by $35.6 million.
Over the next twelve months management believes that it is reasonably possible that there could be a reduction of some or all of the unrecognized tax benefits as of February 3, 2024 due to settlement of the uncertain tax positions with the tax authorities.
Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada and certain other foreign jurisdictions. Signet is subject to examinations by the US federal and state and Canadian tax authorities for tax years ending after November 1, 2011 and is subject to examination by the UK tax authority for tax years ending after February 1, 2014. The Company has not received any material assessments to date related to open examinations in any of the above jurisdictions; however, the Company has been engaged with various tax authorities related to inquiries in the normal course of their examinations. Should these tax authorities assess the Company for one or more of the tax positions taken within the Company’s income tax filings, and should the tax authorities prevail in such assessments, there could be a material impact on our results of operations and cash flows in future periods.
11. Other operating income (expense), net and other non-operating expense, net
The following table provides the components of other operating income (expense), net for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Litigation charges (1)	$3.0	$(203.8)	$(1.7)
Gain on divestitures (2)	12.3	—	—
Restructuring charges (3)	(7.5)	—	3.3
Interest income from customer in-house finance receivables (4)	—	—	6.5
UK government grants	—	—	8.6
Other	(4.9)	(6.1)	(4.9)
Other operating income (expense), net	$2.9	$(209.9)	$11.8
(1)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized during Fiscal 2023. See Note 28 for additional information.
(2)    See Note 4 for additional information.
(3)    See Note 26 for additional information.
(4)    See Note 13 for additional information.
The following table provides the components of other non-operating expense, net for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Pension settlement loss (1)	$(0.2)	$(133.7)	$—
Other	(0.2)	(6.5)	(2.1)
Other non-operating expense, net	$(0.4)	$(140.2)	$(2.1)
(1)    See Note 27 for additional information.

12. Credit card outsourcing programs
The Company has entered into various agreements with Comenity Bank (“Comenity”) and Concora Credit Inc. (“Concora”) (formerly known as Genesis Financial Solutions) through its subsidiaries Sterling Jewelers Inc. (“Sterling”) and Zale Delaware, Inc. (“Zale”), to outsource its private label credit card programs. Under the original agreements, Comenity provided credit services to all prime credit customers for the Sterling banners and to all credit customers for the Zale banners. Credit to non-prime customers was provided by the Company under separate agreements with CarVal Investors and Castlelake, L.P. (the “Investors”), whereby the Investors purchased the receivables originated by the Company. In addition to the receivables sold to the Investors, Signet also maintained a portion of the non-prime in-house finance receivables portfolio.
In Fiscal 2022, both the Sterling and Zale agreements (“Program Agreements”) with Comenity and Concora were amended and restated to provide credit services to both prime and non-prime customers. In addition, concurrently with these amended and restated Program Agreements, during the second quarter of Fiscal 2022, Signet sold its portion of the non-prime customer in-house finance receivables to the Investors for cash proceeds of $57.8 million. These receivables had a net book value of $56.4 million as of the sale date, and thus the Company recognized a gain on sale of $1.4 million in the North America reportable segment within other operating income (expense), net in the consolidated statements of operations during the second quarter of Fiscal 2022. Additionally, during the second quarter of Fiscal 2022, the Company received $23.5 million from the Investors for a remaining payment obligation for receivables previously purchased by the Investors in June 2018.
In Fiscal 2024, the Program Agreements were further amended to, among other matters, extend the terms of the Program Agreements to December 31, 2028.
13. Accounts receivable
Accounts receivable, trade
Accounts receivable, trade primarily includes amounts receivable relating to the Company’s diamond sales in the North America reportable segment and from the Company’s diamond sourcing operation in the Other reportable segment.
Customer in-house finance receivables
As discussed in Note 12, the Company retained certain customer in-house finance receivables prior to the date of the portfolio sale during the second quarter of Fiscal 2022. The Company accounted for the expected credit losses under ASC 326, “Measurement of Credit Losses on Financial Instruments,” which is referred to as the Current Expected Credit Loss (“CECL”) model. The allowance for credit losses related to these receivables was an estimate of expected credit losses, measured over the estimated life of its credit card receivables that considered forecasts of future economic conditions in addition to information about past events and current conditions.
To estimate its allowance for credit losses, the Company segregated its credit card receivables into credit quality categories using the customers’ FICO scores. The following three industry standard FICO score categories were used:
•620 to 659 (Near Prime)
•580 to 619 (Subprime)
•Less than 580 (Deep Subprime)
The following table is a rollforward of the Company’s allowance for credit losses on customer in-house finance receivables:

(in millions)	Fiscal 2022
Beginning balance	$25.5
Provision for credit losses	(1.0)
Write-offs	(5.5)
Recoveries	0.6
Reversal of allowance on receivables sold	(19.6)
Ending balance	$—
Additions to the allowance for credit losses were made by recording charges to bad debt expense (credit losses) within SG&A within the consolidated statements of operations.
Interest income related to the Company’s customer in-house finance receivables was included within other operating income (expense), net in the consolidated statements of operations. Accrued interest was included within the same line item as the respective principal amount of the customer in-house finance receivables in the consolidated balance sheets. The accrual of interest was discontinued at the time the receivable was determined to be uncollectible and written-off. The Company recognized $6.5 million of interest income on its customer in-house finance receivables during Fiscal 2022. Interest income recognition ceased at the date of the sale of the portfolio as noted above.

14. Inventories
The following table summarizes the details of the Company’s inventory for the periods presented:

(in millions)	February 3, 2024	January 28, 2023
Raw materials	$49.4	$89.2
Merchandise inventories	1,887.2	2,061.1
Total inventories	$1,936.6	$2,150.3
The Company held $530.3 million of consignment inventory at February 3, 2024 (January 28, 2023: $623.0 million), which is not recorded on the consolidated balance sheets. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that the Company can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory costs prior to sale.
Inventory reserves

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Inventory reserve, beginning of period	$27.7	$46.8	$52.9
Charged to income	37.6	63.6	101.8
Utilization (1)	(48.6)	(82.7)	(107.9)
Inventory reserve, end of period	$16.7	$27.7	$46.8
(1)     Includes the impact of foreign exchange translation, as well as $2.2 million in Fiscal 2022 utilized for inventory identified as part of the Company’s previously disclosed restructuring plan. As the plan was substantially completed in Fiscal 2021, there were no additional amounts utilized in Fiscal 2024 or Fiscal 2023.
15. Property, plant and equipment, net
The following table summarizes the details of the Company’s property, plant and equipment, net for the periods presented:

(in millions)	February 3, 2024	January 28, 2023
Land and buildings	$20.2	$21.0
Leasehold improvements	710.9	684.1
Furniture and fixtures	749.5	729.9
Equipment	182.3	160.9
Software	240.0	268.9
Construction in progress	36.0	74.4
Total	$1,938.9	$1,939.2
Accumulated depreciation and amortization	(1,441.2)	(1,352.7)
Property, plant and equipment, net	$497.7	$586.5
Depreciation and amortization expense for property, plant and equipment was $160.0 million in Fiscal 2024 (Fiscal 2023: $162.2 million; Fiscal 2022: $162.4 million). In Fiscal 2024, the Company recorded impairment charges of $3.8 million related to property, plant and equipment (Fiscal 2023: $4.3 million; Fiscal 2022: $1.6 million). See Note 16 for additional information.
16. Asset impairments, net
The following table summarizes the Company’s net asset impairment activity for the periods presented:

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Property and equipment impairment	$3.8	$4.3	$1.6
Operating lease ROU asset impairment, net	2.7	18.4	(0.1)
Definite-lived intangible asset impairment	2.6	—	—
Total asset impairments, net	$9.1	$22.7	$1.5
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
Store asset impairments
During Fiscal 2024, Fiscal 2023 and Fiscal 2022 the Company completed its quarterly triggering event assessments and determined that triggering events had occurred for certain long-lived asset groups at individual stores based on real estate assessments (including store closure decisions) and store performance for the remaining lease period for certain stores that required an impairment assessment. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the initial recoverability test, a fair value assessment for these long-lived assets was performed.
As a result of the assessment of the estimated fair values, the Company recorded impairment charges for property and equipment of $3.8 million in Fiscal 2024 (Fiscal 2023: $3.7 million; Fiscal 2022: $1.6 million). In addition, the Company recorded net ROU asset impairment charges of $2.7 million in Fiscal 2024 (Fiscal 2023: $3.1 million; Fiscal 2022: $0.1 million net gain).
Support center asset impairment
During the fourth quarter of Fiscal 2023, due to the change in working environments at certain of the Company’s administrative offices resulting from COVID-19, the Company substantially vacated two leased facilities in its Akron, Ohio support center. The significant change in use of these facilities resulted in a triggering event to evaluate these asset groups for impairment, and they were deemed to have failed the initial recoverability test on an undiscounted basis. A fair value assessment for these long-lived assets was thus performed, and as a result of the assessment of the estimated fair values, the Company recorded impairment charges for property and equipment of $0.6 million and impairment charges for ROU assets of $15.3 million in Fiscal 2023.
The uncertainty of the current macroeconomic environment on the Company’s business could continue to further negatively affect the operating performance and cash flows of the previously impaired stores or additional stores, including the impacts of inflation, continued changes in consumer behavior and shifts in discretionary spending, the inability to achieve or maintain cost savings initiatives included in the business plans, changes in real estate strategy or other macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store-level assets in future periods.
17. Leases
The Company occupies certain properties and holds machinery and vehicles under operating leases. The Company determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to cost of sales as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. Certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Certain leases provide for variable rent increases based on indexes specified within the lease agreement. The variable increases based on an index are initially measured as part of the operating lease liability using the index at the commencement date. Contingent rent and subsequent changes to variable increases based on indexes will be recognized in the variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease ROU assets and current and non-current operating lease liabilities in the Company’s consolidated balance sheets.
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
Payments arising from operating lease activity, as well as variable and short-term lease payments not included within the operating lease liability, are included as operating activities on the Company’s consolidated statements of cash flows. Expenditures made to ready an asset for its intended use (i.e. leasehold improvements) are represented within investing activities within the Company’s consolidated statements of cash flows.
The weighted average lease term and discount rate for the Company’s outstanding operating leases were as follows:

	February 3, 2024	January 28, 2023
Weighted average remaining lease term	7.0 years	7.2 years
Weighted average discount rate	6.1%	5.8%
Total lease costs consist of the following:

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Operating lease cost	$391.9	$399.1	$431.8
Short-term lease cost	47.9	47.4	11.5
Variable lease cost	108.9	119.7	127.0
Sublease income	(0.6)	(1.5)	(1.9)
Total lease cost	$548.1	$564.7	$568.4
Supplemental cash flow information related to leases consist of the following:

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$438.0	$387.5	$479.6
Operating lease right-of-use assets obtained in exchange for lease obligations (1)	235.2	191.5	168.8
Reduction in the carrying amount of ROU assets (2)	316.5	331.2	351.7
(1) Includes $39.1 million and $56.9 million of ROU assets acquired from Blue Nile in Fiscal 2023 and Diamonds Direct in Fiscal 2022, respectively, per Note 4.
(2) Excludes ROU asset impairment charges, net of $2.7 million, $18.4 million and ROU asset impairment gains of $0.1 million during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively, as further described in Note 16.
The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	February 3, 2024
Fiscal 2025	$327.4
Fiscal 2026	269.8
Fiscal 2027	204.3
Fiscal 2028	137.4
Fiscal 2029	95.4
Thereafter	378.1
Total minimum lease payments	$1,412.4
Less: Imputed interest	(316.4)
Present value of lease liabilities	$1,096.0
18. Goodwill and intangibles
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually. Additionally, if events or conditions indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other indefinite-lived intangible asset with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.

The impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows or market-based methodologies. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
Fiscal 2022
In the second quarter of Fiscal 2022, the annual testing date of the Digital Banners was changed from the last day of the fiscal year to the last day of the fourth period of each fiscal year. The Digital Banners represents a reporting unit within the Company’s North America reportable segment. The new impairment testing date was preferable, as this date corresponds with the testing date for the other North America reporting units. This allows information and assumptions to be applied consistently to all reporting units.
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
Fiscal 2024
During Fiscal 2024, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names. The Company utilized the qualitative assessment for all reporting units and trade names, except the Digital Banners and Diamonds Direct reporting units and trade names, for which the quantitative assessment was utilized. Through the qualitative assessment, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values. The Company noted no impairment through the quantitative assessments based on the estimated fair values of the reporting units and trade names exceeding their carrying values.
During the fourth quarter of Fiscal 2024, the Company determined a triggering event had occurred requiring an interim impairment assessment for the Blue Nile trade name which management performed on a quantitative basis. The Company noted no impairment based on the estimated fair value of the trade name approximating its carrying value. The Company did not identify any other events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived intangible assets exceed their fair values during Fiscal 2024.
The uncertainty related to the current macroeconomic environment, such as rising interest rates and the heightened inflationary pressure on consumers’ discretionary spending, could negatively affect the share price of the Company’s common stock, as well as key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. Thus, an adverse change in any of these factors could result in a risk of impairment in the Company’s goodwill or indefinite-lived trade names in future periods.

Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 29, 2022 (1)	$484.6
Acquisitions (2)	267.1
Balance at January 28, 2023 (1)	$751.7
Acquisitions (2)	2.8
Balance at February 3, 2024 (1)	$754.5
(1)    For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million.
(2)    For the period ended February 3, 2024, the change in goodwill during the period primarily consists of the acquisition of SJR and the finalization of the purchase price allocation of Blue Nile. For the period ended January 28, 2023, the change in goodwill during the period primarily consists of the acquisition of Blue Nile and the finalization of the purchase price allocation of Diamonds Direct. Refer to Note 4 for additional information.
Intangibles
Definite-lived intangible assets include trade names, technology and customer relationship assets. Indefinite-lived intangible assets consist of trade names. Both definite and indefinite-lived assets are recorded within intangible assets, net on the consolidated balance sheets. Intangible liabilities, net consists of unfavorable contracts and is recorded within accrued expenses and other current liabilities and other liabilities - non-current on the consolidated balance sheets.
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	February 3, 2024			January 28, 2023
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$11.2	$(7.5)	$3.7	$15.8	$(7.6)	$8.2
Indefinite-lived intangible assets (1)	399.1	—	399.1	399.2	—	399.2
Total intangible assets, net	$410.3	$(7.5)	$402.8	$415.0	$(7.6)	$407.4

Intangible liabilities, net	$(38.0)	$34.4	$(3.6)	$(38.0)	$32.6	$(5.4)
(1)    The change in the indefinite-lived intangible asset balances during the periods presented was due to the impact of foreign currency translation.
Amortization expense relating to intangible assets was $1.9 million in Fiscal 2024 (Fiscal 2023: $2.3 million; Fiscal 2022: $1.1 million). Unfavorable contracts are classified as liabilities and recognized over the term of the underlying contract. Amortization relating to intangible liabilities was $1.8 million in Fiscal 2024 (Fiscal 2023: $1.8 million; Fiscal 2022: $3.3 million). Expected future amortization for intangible assets and intangible liabilities recorded at February 3, 2024 is as follows:

(in millions)	Intangible assets amortization	Intangible liabilities amortization
Fiscal 2025	$0.9	$(1.8)
Fiscal 2026	0.5	(1.8)
Fiscal 2027	0.5	—
Fiscal 2028	0.5	—
Fiscal 2029	0.4	—
Thereafter	0.9	—
Total	$3.7	$(3.6)

19. Investments
Investments in debt securities
Investments in debt securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying consolidated balance sheets. All investments are classified as available-for-sale and include the following:

	February 3, 2024			January 28, 2023
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$5.5	$(0.2)	$5.3	$5.8	$(0.1)	$5.7
US government agency securities	0.5	—	0.5	0.5	—	0.5
Corporate bonds and notes	2.0	—	2.0	3.5	(0.1)	3.4
Total investments	$8.0	$(0.2)	$7.8	$9.8	$(0.2)	$9.6
Realized gains and losses on investments are determined on a specific identification basis. There were no material net realized gains or losses during Fiscal 2024, Fiscal 2023 or Fiscal 2022. Investments with a carrying value of $3.6 million and $3.8 million were on deposit with various state insurance departments at February 3, 2024 and January 28, 2023, respectively, as required by law.
Investments in debt securities outstanding as of February 3, 2024 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$3.1	$3.0
Year two through year five	1.0	0.9
Year six through year ten	3.9	3.9
Total investment in debt securities	$8.0	$7.8
Investment in Sasmat
During Fiscal 2023, the Company acquired a 25% interest in Sasmat Retail, S.L (“Sasmat”) for $17.1 million in cash. Sasmat is a Spanish jewelry retailer specializing in online selling, with fourteen brick and mortar locations. Under the terms of the agreement, the Company has the option to acquire the remaining 75% of Sasmat exercisable at the earlier of three years or upon Sasmat reaching certain revenue targets as defined in the agreement. The Company is applying the equity method of accounting to the Sasmat investment. The Sasmat investment is recorded within other non-current assets in the consolidated balance sheets. The Sasmat investment did not have a material impact on the Company’s consolidated statements of operations during the periods presented.
20. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in Signet’s business operations and sources of financing. The Company’s main risks are market risk including foreign currency risk, commodity risk, liquidity risk and interest rate risk. Signet uses derivative financial instruments to manage and mitigate certain of these risks under policies reviewed and approved by Signet’s Chief Financial Officer (“CFO”). Signet does not enter into derivative transactions for speculative purposes.
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
Signet’s policy is to reduce the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the CFO. In particular, when price and volume warrants such actions, Signet undertakes hedging of its requirements for gold through the use of forward purchase contracts, options and net zero premium collar arrangements (a combination of forwards and option contracts).

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
The primary external sources of funding are an asset-based credit facility and senior unsecured notes as described in Note 22.
Interest rate risk
Signet has exposure to movements in interest rates associated with cash and borrowings. Signet may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of February 3, 2024, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Commodity and foreign currency risks
The following types of derivative financial instruments are utilized by Signet to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of February 3, 2024 was $5.1 million (January 28, 2023: $25.9 million). These contracts have been designated as cash flow hedges and will be settled over the next 6 months (January 28, 2023: 12 months).
There were no discontinued cash flow hedges during the periods presented. Based on current valuations, the Company expects approximately $0.1 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of February 3, 2024 was $57.2 million (January 28, 2023: $27.3 million).
The Company recognizes activity related to these derivative instruments within other operating income (expense), net in the consolidated statements of operations. Losses were $0.1 million during Fiscal 2024 (Fiscal 2023: $12.9 million; Fiscal 2022: $3.1 million).
Commodity forward purchase contracts (designated) — These contracts are entered into to reduce Signet’s exposure to significant movements in the price of the underlying precious metal raw materials. Trading for these contracts was suspended during Fiscal 2022 due to the commodity price environment and there were no commodity derivative contracts outstanding as of February 3, 2024 and January 28, 2023.
The bank counterparties to the derivative instruments expose Signet to credit-related losses in the event of their non-performance. However, to mitigate that risk, Signet only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of February 3, 2024, Signet believes that this credit risk did not materially change the fair value of the foreign currency or commodity contracts.
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

	February 3, 2024			January 28, 2023
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.3	$5.3	$—	$5.7	$5.7	$—
Foreign currency contracts	0.1	—	0.1	0.1	—	0.1
US government agency securities	0.5	—	0.5	0.5	—	0.5
Corporate bonds and notes	2.0	—	2.0	3.4	—	3.4
Total assets	$7.9	$5.3	$2.6	$9.7	$5.7	$4.0

Liabilities:
Foreign currency contracts	$(0.3)	$—	$(0.3)	$(0.7)	$—	$(0.7)
Total liabilities	$(0.3)	$—	$(0.3)	$(0.7)	$—	$(0.7)
Investments in US Treasury securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 19 for additional information related to the Company’s available-for-sale investments. The fair value of derivative financial instruments has been determined based on market value equivalents on the balance sheet dates, taking into account the current interest rate environment, foreign currency forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 20 for additional information related to the Company’s derivatives.
The Company performed impairment tests for certain long-lived assets during Fiscal 2024, Fiscal 2023 and Fiscal 2022. The Company utilizes primarily the replacement cost method (a level 3 valuation method) for the fair value of its property and equipment, and the income method to estimate the fair value of its ROU assets, which incorporates Level 3 inputs such as historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates. See Note 16 and Note 18 for additional information.
The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.
The fair value of debt instruments were determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	February 3, 2024		January 28, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.70% Senior unsecured notes due in June 2024 (Level 2)	$147.7	$146.3	$147.4	$144.9

22. Long-term debt

(in millions)	February 3, 2024	January 28, 2023
Debt:
4.70% Senior unsecured notes due in June 2024, net of unamortized discount	$147.8	$147.7
Gross debt	147.8	147.7
Less: Current portion of long-term debt	(147.7)	—
Less: Unamortized debt issuance costs	(0.1)	(0.3)
Total long-term debt	$—	$147.4
The annual aggregate maturities of the Company’s debt (excluding the impact of debt issuance costs) for the five years subsequent to February 3, 2024 are presented below.

(in millions)
Fiscal 2025	$147.8
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	—
Fiscal 2029	—
Thereafter	—
Gross Debt	$147.8
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
Unamortized debt issuance costs relating to the Senior Notes as of February 3, 2024 totaled $0.1 million (January 28, 2023: $0.3 million). The remaining unamortized debt issuance costs are recorded as a direct deduction from the outstanding liability within the consolidated balance sheets. Amortization relating to debt issuance costs of $0.2 million was recorded as a component of interest (income) expense, net in the consolidated statements of operations in Fiscal 2024 ($0.3 million and $0.3 million during Fiscal 2023 and Fiscal 2022, respectively).
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
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL Revolving Facility, as applicable, bears interest at the Company’s option at either term rate plus the applicable margin or a base rate plus the applicable margin, depending on the excess availability under the ABL Revolving Facility. As of February 3, 2024, the interest rate applicable to the ABL Revolving Facility was 6.7% (January 28, 2023: 5.8%). The Company had stand-by letters of credit outstanding of $18.2 million on the ABL Revolving Facility as of February 3, 2024 (January 28, 2023: $18.1 million). The Company had no outstanding borrowings on the

ABL Revolving Facility for the periods presented and its available borrowing capacity was $1.1 billion on the ABL Revolving Facility as of February 3, 2024 (January 28, 2023: $1.4 billion).
If the excess availability under the ABL Revolving Facility falls below the threshold specified in the ABL Facility agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of February 3, 2024, the threshold related to the fixed coverage ratio was approximately $114 million. The ABL Facility places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Facility.
Debt issuance costs relating to the ABL Revolving Facility totaled $12.6 million. The remaining unamortized debt issuance costs are recorded within other assets in the consolidated balance sheets. Amortization relating to the debt issuance costs of $1.8 million was recorded as a component of interest income (expense), net in the consolidated statements of operations for Fiscal 2024 ($1.9 million and $2.0 million during Fiscal 2023 and Fiscal 2022, respectively). Unamortized debt issuance costs related to the ABL Revolving Facility totaled $4.6 million as of February 3, 2024 (January 28, 2023: $6.4 million).
23. Accrued expenses and other current liabilities
The following table summarizes the details of the Company’s accrued expenses and other current liabilities:

(in millions)	February 3, 2024	January 28, 2023
Accrued compensation and benefits	$80.6	$93.7
Accrued advertising	67.3	39.7
Payroll and other taxes	63.0	89.0
Accrued litigation charges (see Note 28)	—	203.8
Other accrued expenses	189.3	212.5
Total accrued expenses and other current liabilities	$400.2	$638.7
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

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Warranty reserve, beginning of period	$40.8	$36.0	$37.3
Warranty expense	14.9	16.2	8.7
Utilized (1)	(12.0)	(11.4)	(10.0)
Warranty reserve, end of period	$43.7	$40.8	$36.0
(1)    Includes impact of foreign exchange translation.

(in millions)	February 3, 2024	January 28, 2023
Disclosed as:
Accrued expenses and other current liabilities	$11.8	$11.3
Other liabilities - non-current (see Note 24)	31.9	29.5
Total warranty reserve	$43.7	$40.8

24. Other liabilities - non-current
The following table summarizes the details of the Company’s other liabilities - non current:

(in millions)	February 3, 2024	January 28, 2023
Deferred compensation	$32.4	$30.9
Warranty reserve	31.9	29.5
Other liabilities	31.7	39.7
Total other liabilities - non-current	$96.0	$100.1
25. Share-based compensation
Signet operates several share-based compensation plans which can be categorized as the “Omnibus Plan” and “Share Saving Plans” as further described below.
Share-based compensation expense and the associated tax benefits recognized in the consolidated statements of operations are as follows:

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Share-based compensation expense	$41.1	$42.0	$45.8
Income tax benefit	$(5.4)	$(5.2)	$(5.9)
As of February 3, 2024, unrecognized compensation cost related to unvested awards granted under share-based compensation plans is as follows:

(in millions)	Unrecognized compensation cost	Weighted average period
Omnibus Plan	$19.7	1.7 years
The Company satisfies share option exercises and the vesting of RSAs, RSUs, and PSUs under its plans with the issuance of treasury shares.
Omnibus Plan
In June 2018, Signet’s shareholders approved and Signet adopted the Signet Jewelers Limited 2018 Omnibus Incentive Plan (as amended to the date here to, the “2018 Omnibus Plan”). Upon adoption of the 2018 Omnibus Plan, shares that were previously available under the Signet Jewelers Limited Omnibus Incentive Plan, which was approved in June 2009 (the “2009 Omnibus Plan”, and collectively with the 2018 Omnibus Incentive Plan, the “Omnibus Plans”) are no longer available for future grants and were not transferred to the 2018 Omnibus Plan. Awards that may be granted under the 2018 Omnibus Plan include RSAs, RSUs, PSUs, common shares, stock options, stock appreciation rights and other stock-based awards. The Fiscal 2024, Fiscal 2023 and Fiscal 2022 annual awards granted under the Omnibus Plan have two elements: RSUs and PSUs. PSUs awarded in Fiscal 2024, Fiscal 2023, and Fiscal 2022 include two performance measures: revenue and free cash flow (defined as cash flow from operations less capital expenditures). For the performance measures, cumulative results achieved during the relevant three-year performance period for Fiscal 2024 and a two-year performance period for Fiscal 2023 and Fiscal 2022 are compared to target metrics established in the underlying grant agreements.
The time-based stock options generally vest on the third anniversary of the grant date and have a ten-year contractual term, subject to continued employment. RSUs generally have a one or three-year vesting period, subject to continued service or employment. The 2018 Omnibus Plan permits the grant of awards to employees, non-employee directors and consultants for up to 6,075,000 common shares.
RSUs and PSUs do not have dividend rights until vesting, and thus the grant date fair value of these awards is impacted by the dividend yield and term of the awards. The significant assumptions utilized to estimate the weighted-average fair value of RSUs and PSUs granted under the Omnibus Plan are as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Share price	$62.71	$77.39	$60.65
Expected term	2.9 years	2.9 years	2.9 years
Dividend yield	0.9%	3.0%	4.3%
Fair value	$61.06	$71.19	$53.58
No stock options, RSAs or common shares were granted during Fiscal 2024, Fiscal 2023 or Fiscal 2022.

The expected term utilized is the length of time the awards are expected to be outstanding, primarily based on the vesting period and expiration date of the awards. The dividend yield is based on a combination of historical actual dividend yields and projected dividend yields.
The Fiscal 2024 activity for RSUs and PSUs granted under the Omnibus Plan is as follows:

(in millions, except per share amounts)	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value (1)
Outstanding at January 28, 2023	2.3	$47.33	1.2 years	$170.0
Fiscal 2024 activity:
Granted	1.0	61.57
Vested (2)	(1.4)	34.05
Lapsed or forfeited	(0.1)	61.84
Outstanding at February 3, 2024	1.8	$65.62	1.6 years	$169.3
(1)    Intrinsic value for outstanding RSUs and PSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year. There were no RSAs outstanding as of February 3, 2024.
(2)    This amount includes 0.6 million PSUs that vested as of the last day of Fiscal 2024; however, these shares were not released to participants until Fiscal 2025.
The Fiscal 2024 activity for stock options previously granted under the Omnibus Plan is as follows:

(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value (1)
Outstanding at January 28, 2023	0.2	$38.68	5.3 years	$5.9
Fiscal 2024 activity:
Exercised	(0.1)	39.52
Outstanding at February 3, 2024	0.1	$38.31	4.3 years	$6.4
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plan:

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Total intrinsic value of awards vested	$121.8	$205.1	$76.6
Share saving plans
Signet has three share option savings plans available to employees as follows:
•Employee Share Purchase Plan (“ESPP”), for US employees
•Sharesave Plan, for UK employees
•Irish Sub-Plan to the Sharesave Plan, for Republic of Ireland employees
The ESPP, as adopted in 2018, is a savings plan intended to qualify under Section 423 of the IRC and allows employees to purchase common shares at a discount of approximately 5% to the closing price of the New York Stock Exchange on the date of purchase, which occurs on the last trading day of a twelve-month offering period. This plan is non-compensatory and no more than 1,250,000 shares may be issued under the ESPP. The Company suspended participation in the ESPP in August 2019, thus no shares were issued in Fiscal 2024, Fiscal 2023 or Fiscal 2022.
The Sharesave Plan and Irish Sub-Plan (collectively, the “Sharesave Plans”) as adopted in 2018 allow eligible employees to be granted, and to exercise, options over common shares at a discount of approximately 15% below a determined market price based on the New York Stock Exchange, using savings accumulated under savings contract entered into in accordance with the relevant plan rules. The market price is generally determined as one of: (i) the average middle market price for the three trading days immediately prior to the invitation date; (ii) the market price on the day immediately preceding the invitation date; or (iii) the market price at such other time as may be agreed with His Majesty’s Revenue and Customs. Options granted under the Sharesave Plans vest after 36 months and are generally only exercisable between 36 and 42 months from commencement of the related savings contract. These plans are compensatory and compensation expense is recognized over the requisite service period, and no more than 1,000,000 shares may be allocated under these plans. No awards have been granted under the Sharesave plans in Fiscal 2024, Fiscal 2023, or Fiscal 2022. At February 3, 2024, there were no share awards outstanding under the Sharesave Plans.

26. Restructuring
Fiscal 2024 Reorganization Plan
During the second quarter of Fiscal 2024, the Company initiated a plan to rationalize its store footprint across the Company, as well as to reorganize certain centralized functions within its North America and UK support centers (collectively, the “Plan”). During the first quarter of Fiscal 2025, as a result of the continued strategic review of the UK business, the Company expanded the Plan in order to further redesign the operating model of the UK business aimed at improving profitability, with margins in line with the rest of the business within the next three years. The store footprint reduction is expected to include the closure of up to 150 underperforming stores across both the North America and International reportable segments through the end of Fiscal 2025 and will result in costs primarily for severance and asset disposals or impairment. The reorganization of the support centers includes the elimination of certain roles resulting in expenses primarily related to severance and other employee-related costs. Actions related to the Plan are expected to be completed by the end of Fiscal 2025.
Total estimated costs related to the Plan are expected to range from $20 million to $30 million, including $10 million to $15 million of estimated non-cash charges for asset disposals and impairments. During Fiscal 2024, the Company recorded charges related to the Plan of $11.3 million, comprised of the following: $5.4 million for employee-related costs; $1.6 million for store closure costs; and $4.3 million related to asset impairments. Employee-related and store closure costs are recorded within other operating income (expense), net and asset impairments are recorded within asset impairments, net within the consolidated statements of operations.
27. Retirement plans
Signet previously provided a defined benefit pension plan in the UK (the “UK Plan”) to participating eligible employees, which was frozen effective in October 2019. All future benefit accruals under the plan ceased as of that date.
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
In connection with the Transactions, SGL has contributed £16.1 million to date (approximately $21.5 million), including £1.1 million (approximately $1.4 million) in Fiscal 2024, to the Pension Scheme to enable the Trustee to pay for any and all costs incurred by the Trustee as part of the Transactions.
On August 9, 2021, in connection with the transfer of assets into the BPA as noted above, the Company performed a remeasurement of the Pension Scheme based on the terms of the BPA which resulted in a pre-tax actuarial loss of £53.3 million (approximately $72.9 million) recorded within the consolidated statements of comprehensive income.
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
As a result of the Deed Poll and Deed of Assignment, as well as the voluntary lump sum distributions, the Company has determined that a transfer of all remaining risks has occurred with respect to these groups of participants. Thus, management concluded that the Company triggered settlement accounting and performed a remeasurement of the Pension Scheme, which resulted in a non-cash, pre-tax settlement charge of $131.9 million recorded within other non-operating expense, net within the consolidated statements of operations during the first quarter of Fiscal 2023.
Additional settlement events occurred in the second and fourth quarters of Fiscal 2023 and the first quarter of Fiscal 2024, which resulted in non-cash, pre-tax settlement charges of $0.9 million, $0.9 million and $0.2 million, respectively, which were recorded within other non-operating expense, net within the consolidated statements of operations. With this transfer in the first quarter of Fiscal 2024, the Company finalized the buy-out of the BPA and settlement of the remaining obligations under the Pension Scheme.

The settlement charges recorded in Fiscal 2023 and Fiscal 2024 relate to the pro-rata recognition of previously unrecognized actuarial losses and prior service costs out of AOCI and into earnings associated with the buy-out of the benefit obligation. No further amounts remain unrecognized in AOCI as of February 3, 2024.
On December 13, 2023, the Trustee entered into a Deed of Determination with SGL to finalize the wind-up of the Pension Scheme. The Deed of Determination discharged SGL and the Trustee from all duties and obligations under the Pension Scheme.
The following tables provide information concerning the UK Plan as of and for the fiscal years ended February 3, 2024 and January 28, 2023:

(in millions)	Fiscal 2024	Fiscal 2023
Change in UK Plan assets:
Fair value at beginning of year	$2.7	$295.6
Actual return on UK Plan assets	(2.5)	(28.4)
Employer contributions	1.4	10.4
Benefits paid	—	(2.7)
Plan settlements	(1.6)	(260.0)
Foreign currency translation	—	(12.2)
Fair value at end of year	$—	$2.7

(in millions)	Fiscal 2024	Fiscal 2023
Change in benefit obligation:
Benefit obligation at beginning of year	$1.6	$303.3
Interest cost	—	1.0
Actuarial gain	—	(29.5)
Benefits paid	—	(2.7)
Plan settlements	(1.6)	(260.0)
Foreign currency translation	—	(10.5)
Benefit obligation at end of year	$—	$1.6
Funded status at end of year	$—	$1.1
As a result of the wind-up of the Pension Scheme in the fourth quarter of Fiscal 2024, the UK Plan is not expected to have any future benefit payments.

(in millions)	February 3, 2024	January 28, 2023
Amounts recognized in the consolidated balance sheets consist of:
Other assets (non-current)	$—	$1.1
Items in AOCI not yet recognized in net income in the consolidated statements of operations:

(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Net actuarial gains (losses)	$—	$3.9	$(103.3)
Net prior service costs	—	—	(3.9)
The accumulated benefit obligation for the UK Plan was $0.0 million and $1.6 million as of February 3, 2024 and January 28, 2023, respectively.
Prior to the finalization of the wind-up of the Pension Scheme, the net periodic pension costs of the UK Plan were measured on an actuarial basis using the projected unit credit method and several actuarial assumptions, the most significant of which were the discount rate and the expected long-term rate of return on plan assets. Other material assumptions included rates of participant mortality, the expected long-term rate of compensation and pension increases, and rates of employee attrition. Gains and losses occurred when actual experience differed from actuarial assumptions. If such gains or losses exceeded 10% of the greater of plan assets or plan liabilities, Signet amortized those gains or losses over the average remaining service period of the employees. The service cost component of net periodic pension cost was charged to SG&A while non-service, interest and other costs components were charged to other non-operating expense, net, in the consolidated statements of operations.

The components of pre-tax net periodic pension benefit cost and other amounts recognized in OCI for the UK Plan are as follows:

(in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Components of net periodic benefit cost:
Interest cost	$—	$(1.0)	$(3.3)
Expected return on UK Plan assets	(2.5)	(0.3)	3.0
Amortization of unrecognized actuarial losses	—	(3.5)	(2.1)
Amortization of unrecognized net prior service costs	—	(0.3)	(0.1)
Pension settlement loss	(0.2)	(133.7)	—
Total net periodic benefit cost	$(2.7)	$(138.8)	$(2.5)
Other changes in assets and benefit obligations recognized in OCI	0.2	137.0	(69.2)
Total recognized in net periodic pension benefit cost and OCI	$(2.5)	$(1.8)	$(71.7)
As a result of the wind-up of the plan, there were no remaining Plan assets as of February 3, 2024. the fair value of the assets in the assets in the UK Plan at January 28, 2023 were required to be classified and disclosed in one of the following three categories:
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data
Signet measured the value of the assets on an instrument-specific basis as detailed below:

	As of January 28, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Investments measured at fair value:
Insurance contracts	$1.6	$—	$—	$1.6
Cash	1.1	1.1	—	—
Total assets	$2.7	$1.1	$—	$1.6
The following represents a summary of changes in fair value of UK Plan assets classified as Level 3:

(in millions)	Fiscal 2024	Fiscal 2023
Beginning of year balance	$1.6	$291.6
Purchases, sales, and settlements, net	(1.6)	(262.7)
Actual return on assets, assets still held at reporting date	—	(16.1)
Foreign currency translation	—	(11.2)
End of year balance	$—	$1.6
The BPA was considered a Level 3 asset as the value of the asset is based on the implied value of the liability as determined based on the underlying employee data and actuarial assumptions described above, which are all significant unobservable inputs.
Other retirement plans
In June 2004, Signet introduced a defined contribution plan which replaced the UK Plan for new UK employees. The contributions to this plan in Fiscal 2024 were $2.4 million (Fiscal 2023: $2.5 million; Fiscal 2022: $2.4 million).
In the US, Signet operates a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Signet’s contributions to this plan in Fiscal 2024 were $13.6 million (Fiscal 2023: $12.6 million; Fiscal 2022: $13.0 million).
The Company has also established two unfunded, non-qualified deferred compensation plans (“DCP”), one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and are credited earnings or losses on the deferred amounts under the terms of the plan and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The DCP also permits employer contributions on a discretionary basis. The cost recognized in connection with the DCP in Fiscal 2024 was $5.4 million (Fiscal 2023: $1.7 million; Fiscal 2022: $2.2 million).

Although the DCP is not required to be funded by the Company, the Company has elected to fund the DCP by investing in trust-owned life insurance policies and mutual funds. The value and classification of these assets are as follows:

	As of February 3, 2024		As of January 28, 2023
(in millions)	Total	Level 1	Total	Level 1
Investments measured at fair value:
Mutual funds	$22.4	$22.4	$16.6	$16.6
Investments measured at NAV:
Money market mutual funds	2.8		5.7
Total assets	$25.2	$22.4	$22.3	$16.6
The Company also has company-owned life insurance policies held for purposes of funding the DCP totaling $5.6 million and $5.5 million as of February 3, 2024 and January 28, 2023, respectively.
As of February 3, 2024 and January 28, 2023, the total liability recorded by the Company for the DCP was $38.5 million and $33.9 million, respectively.
28. Commitments and contingencies
Capital commitments
At February 3, 2024 Signet had capital commitments of $53.7 million ($107.0 million at January 28, 2023). These commitments generally relate to store construction and capital investments in IT. Additionally, the Company has certain commitments to maintain or improve leased properties; however there are no minimum requirements or otherwise committed amounts for these projects as of February 3, 2024 or January 28, 2023.
Contingent property liabilities
Property leases had been assigned to third parties in the UK by Signet and remained unexpired and occupied by assignees. Should the assignees fail to fulfill any obligations in respect of those leases, Signet may be liable for those defaults. The maximum potential amount of future payments Signet could be required to make under these guarantees is $32.8 million as of February 3, 2024. No liabilities have been recorded as the likelihood of default was deemed to be remote and the fair value of the guarantees is not material. The amount of such claims arising to date has not been material.
Legal proceedings
The Company is routinely a party to various legal proceedings arising in the ordinary course of business. These legal proceedings primarily include employment-related and commercial claims. The Company does not believe that the outcome of any such legal proceedings pending against the Company would have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.
Previously settled matters
Employment practices
As previously disclosed, on June 8, 2022, the Company, through its subsidiary Sterling Jewelers Inc., reached a settlement agreement on a collective class arbitration proceeding associated with certain store-level employment practices. As a result of the settlement, the Company recorded a pre-tax charge of $187.9 million within other operating income (expense), net in the consolidated statements of operations during Fiscal 2023. This settlement charge included the payments to the class totaling approximately $175 million, as well as estimated employer payroll taxes, class administration fees and class counsel attorneys’ fees and costs. Based on the final assessment of employer payroll taxes due, the total settlement charge was reduced to approximately $185 million, which was fully funded by the Company in the first quarter of Fiscal 2024.
Other matters
In February 2023, the Company received an unfavorable ruling under a private arbitration involving a dispute with a vendor alleging breach of contract. As a result of this ruling, during the fourth quarter of Fiscal 2023, the Company recorded a pre-tax charge of $15.9 million within other operating income (expense), net in the consolidated statements of operations. This was paid in March 2023.

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
Based on their evaluation of Signet’s disclosure controls and procedures, as of February 3, 2024 and in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial, Strategy & Services Officer have concluded that the disclosure controls and procedures are effective and provide reasonable assurance that information regarding Signet is recorded, processed, summarized and reported and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that Signet’s internal control over financial reporting was effective as of February 3, 2024.
The Company’s independent registered public accounting firm, KPMG LLP, audited the Fiscal 2024 consolidated financial statements of Signet and has also audited the effectiveness of internal control over financial reporting as of February 3, 2024. An unqualified opinion has been issued thereon, the details of which are included within this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended February 3, 2024 that have materially affected, or are reasonably likely to materially affect, Signet’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the fourth quarter of Fiscal 2024, no director or officer of the Company, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or non-Rule10b5-1 Trading Arrangement (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 10 of this Part III concerning directors, executive officers and corporate governance may be found under the captions “Proposal 1: Election of Directors”, “Corporate Governance Guidelines and Code of Conduct and Ethics”, “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” (to the extent reported) in our definitive proxy statement for our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
The Company has a policy on business integrity, as well as more detailed guidance and regulations as part of its staff orientation, training and operational procedures. These policies include the Code of Conduct, which is applicable to all Directors, officers and employees as required by NYSE listing rules, and the Code of Ethics for Senior Officers, which applies to the Chairman, CEO, Directors and other senior officers. Copies of these codes are available on request from the Corporate Secretary and may be downloaded from www.signetjewelers.com/investors/corporate-governance/documents-and-charters. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for Senior Officers for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, by posting such information on its website.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation” and “Director Compensation” in the 2024 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2024 Proxy Statement set forth under the captions “Ownership of the Company” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2024 Proxy Statement set forth under the captions “Proposal 1: Election of Directors”, “Board Leadership Structure and Composition”, “Board Committees” and “Transactions with Related Parties” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s independent registered public accounting firm is KPMG LLP, Cleveland, Ohio, USA and with a PCAOB Firm ID Number of 185.
The information in the 2024 Proxy Statement set forth under the caption “Proposal 2: Appointment of Independent Auditor and Authorization of the Audit Committee to Determine its Compensation” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE
(a) (1) The following consolidated financial statements are included in Item 8:

Consolidated statements of operations for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022	61

Consolidated statements of comprehensive income for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022	62

Consolidated balance sheets as of February 3, 2024 and January 28, 2023	63

Consolidated statements of cash flows for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022	64

Consolidated statements of shareholders’ equity for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022	65

Notes to the consolidated financial statements	66

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
2.1#
Transaction Agreement, by and among Sterling Jewelers Inc., Diamonds Direct USA, Inc., Diamonds Direct Acquisition, LLC, and Rhino Holdings L.P., dated October 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed December 2, 2021).

2.2#
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

10.4#
Third Amendment to Amended and Restated Private Label Credit Card Program Agreement, by and between Zale Delaware, Inc. and Comenity Capital Bank, dated April 25, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2023).

10.5†	Signet Jewelers Limited 2009 Omnibus Incentive Plan (incorporated by references to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.6†	Signet Jewelers Limited Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 Filed July 1, 2020).

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

10.10†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (Post February 2022 Awards) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.11†	Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.12†
Irish Sub-Plan established pursuant to the Signet Jewelers Limited Sharesave Scheme (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.13†	Signet Jewelers Limited Employee Share Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on June 15, 2018).

10.14†	Signet Jewelers Limited Short-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.15†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2012).

10.16†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.17
Investment Agreement, dated as of August 24, 2016, by and among Signet Jewelers Limited, Green Equity Investors VI, L.P. and Green Equity Investors Side VI, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2016).

10.18
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

10.20
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

10.21
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

10.22
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

10.23
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

10.24†
Amended and Restated Termination Protection Agreement dated March 15, 2022 between Sterling Jewelers Inc. and Virginia Drosos (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed September 1, 2022).

10.25†
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

10.27†
Amended and Restated Personal Employment Agreement, dated March 15, 2022 between R2Net Israel Ltd. and Oded Edelman (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

21.1*	Subsidiaries of Signet Jewelers Limited.

22.1*	List of Subsidiary Guarantors.

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy for Accounting Restatements

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 20, 2024	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Financial, Strategy & Services Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date		Signature	Title

March 20, 2024	By:	/s/ Virginia C. Drosos	Chief Executive Officer and Director (Principal Executive Officer)
Virginia C. Drosos

March 20, 2024	By:	/s/ Joan M. Hilson	Chief Financial, Strategy & Services Officer (Principal Financial Officer)
Joan M. Hilson

March 20, 2024	By:	/s/ Vincent N. Ciccolini	Senior Vice President Finance & Chief Accounting Officer (Principal Accounting Officer)
Vincent N. Ciccolini

March 20, 2024	By:	/s/ H. Todd Stitzer	Chairman of the Board
H. Todd Stitzer

March 20, 2024	By:	/s/ André V. Branch	Director
André V. Branch

March 20, 2024	By:	/s/ Sandra B. Cochran	Director
Sandra B. Cochran

March 20, 2024	By:	/s/ R. Mark Graf	Director
R. Mark Graf

March 20, 2024	By:	/s/ Zackery A. Hicks	Director
Zackery A. Hicks

March 20, 2024	By:	/s/ Helen McCluskey	Director
Helen McCluskey

March 20, 2024	By:	/s/ Sharon L. McCollam	Director
Sharon L. McCollam

March 20, 2024	By:	/s/ Nancy A. Reardon	Director
Nancy A. Reardon

March 20, 2024	By:	/s/ Jonathan Seiffer	Director
Jonathan Seiffer

March 20, 2024	By:	/s/ Brian Tilzer	Director
Brian Tilzer

March 20, 2024	By:	/s/ Eugenia Ulasewicz	Director
Eugenia Ulasewicz

March 20, 2024	By:	/s/ Dontá L. Wilson	Director
Dontá L. Wilson